Form 10-Q
period 1994-01-30
CAMPBELL SOUP CO
filed 1994-03-11
CIK 16732

==============================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                 FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



      For the Quarterly Period Ended              Commission File Number
            January 30, 1994                             1-3822



                            Campbell Soup Company



             New Jersey                           21-0419870
       State of Incorporation          I.R.S. Employer Identification No.


                               Campbell Place
                       Camden, New Jersey  08103-1799
                         Principal Executive Offices


                      Telephone Number: (609) 342-4800


        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          Yes  X         No    .
                              ---           ---


        There were 250,864,926 shares of Capital Stock outstanding as of March 1, 1994.


                This Form 10-Q consists of a total of 12 pages.
=============================================================================

                            PART I.  FINANCIAL INFORMATION
                          CAMPBELL SOUP COMPANY CONSOLIDATED
                                Statements Of Earnings
                                ----------------------
                                      (unaudited)
                      (million dollars except per share amounts)
                                  Three Months Ended    Six Months Ended
                                  -------------------   ------------------
                                  January    January    January   January
                                  30, 1994   31, 1993   30, 1994  31, 1993
                                  --------   --------   --------  --------
   Net sales                        $1,894     $1,789     $3,657    $3,484
  --------------------------------------------------------------------------
   Costs and expenses
     Cost of products sold          1,104       1,082      2,162     2,136
     Marketing and selling
       expenses                       350         315        670       601
     Administrative expenses           79          74        152       143
     Research and development
       expenses                        18          17         36        33
     Other expense                     13          (2)        27         8
     Divestiture and
       restructuring charges            -         353          -       353
  --------------------------------------------------------------------------
         Total costs and  expenses  1,564       1,839      3,047     3,274
  --------------------------------------------------------------------------
   Earnings before interest and
     taxes                            330         (50)       610       210
   Interest, net                       14          20         32        40
  --------------------------------------------------------------------------
   Earnings before taxes              316         (70)       578       170
   Taxes on earnings                  113          51        209       139
  --------------------------------------------------------------------------
   Earnings before cumulative
     effect of accounting changes     203        (121)       369        31
   Cumulative effect of
     accounting changes                 -           -          -      (249)
  --------------------------------------------------------------------------
   Net earnings                    $  203     $  (121)    $  369    $ (218)
  ==========================================================================
   Per share
     Earnings before cumulative
       effect of accounting changes  $.81       $(.48)     $1.47      $.12
     Cumulative effect of
       accounting changes               -           -          -      (.99)
  --------------------------------------------------------------------------
     Net earnings                    $.81       $(.48)     $1.47     $(.87)
  ==========================================================================
     Dividends                       $.28        $.22       $.53     $.415
  ==========================================================================
   Weighted average shares
     outstanding                      251         252        251       252
  ==========================================================================
  See Notes To Financial Statements
                          CAMPBELL SOUP COMPANY CONSOLIDATED
                                    Balance Sheets
                                    --------------
                                      (unaudited)
                                   (million dollars)
                                                         January    August
                                                         30, 1994   1, 1993
                                                          -------   -------
       Current assets
         Cash and cash equivalents                       $    61   $    63
         Other temporary investments, at cost
           which approximates market                          14         7
         Accounts receivable                                 759       646
         Inventories                                         788       804
         Prepaid expenses                                    151       166
  --------------------------------------------------------------------------
           Total current assets                            1,773     1,686
  --------------------------------------------------------------------------
       Plant assets, net of depreciation                   2,305     2,264
       Intangible assets, net of amortization                605       596
       Other assets                                          342       352
  --------------------------------------------------------------------------
           Total assets                                   $5,025    $4,898
  ==========================================================================
       Current liabilities
         Notes payable                                    $  540   $   669
         Payable to suppliers and others                     399       510
         Accrued liabilities                                 500       499
         Dividend payable                                     71        64
         Accrued income taxes                                117       109
  --------------------------------------------------------------------------
           Total current liabilities                       1,627     1,851
  --------------------------------------------------------------------------
       Long-term debt                                        562       462
       Nonpension postretirement benefits                    386       370
       Other liabilities, including deferred
         income taxes of $175 and $169                       524       511
  --------------------------------------------------------------------------
           Total liabilities                               3,099     3,194
  --------------------------------------------------------------------------
       Shareowners' equity
         Preferred stock; authorized 40 shares; none issued    -         -
         Capital stock, $.075 par value;
           authorized 280 shares; issued 271 shares           20        20
         Capital surplus                                     155       149
         Earnings retained in the business                 2,238     2,002
         Capital stock in treasury, at cost                 (463)     (428)
         Cumulative translation adjustments                  (24)      (39)
  --------------------------------------------------------------------------
           Total shareowners' equity                       1,926     1,704
  --------------------------------------------------------------------------
           Total liabilities and shareowners' equity      $5,025    $4,898
  ==========================================================================
  See Notes to Financial Statements

                          CAMPBELL SOUP COMPANY CONSOLIDATED
                               Statements of Cash Flows
                              -------------------------
                                      (unaudited)
                                   (million dollars)
                                                             Six Months Ended
                                                             ----------------
                                                            January   January
                                                           30, 1994  31, 1993
                                                           --------  --------
     Cash flows from operating activities:
       Net earnings                                            $369   $(218)
       Non-cash charges:
         Cumulative effect of accounting changes                  -     249
         Divestiture and restructuring charges                    -     353
         Depreciation and amortization                          125     113
         Deferred taxes                                           4     (54)
         Other                                                   29      11
       Net change in accounts receivable                       (114)   (242)
       Net change in inventories                                 15     (70)
       Net change in other current assets and liabilities       (93)     (6)
  --------------------------------------------------------------------------
           Net cash provided by operating activities            335     136
  --------------------------------------------------------------------------
     Cash flows from investing activities:
       Purchases of plant assets                               (176)   (113)
       Sales of plant assets                                     15      10
       Businesses acquired                                       (8)   (137)
       Sales of businesses                                       15       -
       Net change in other assets                                14      28
       Net change in other temporary investments                 (8)     (1)
  --------------------------------------------------------------------------
           Net cash used in investing activities               (148)   (213)
  --------------------------------------------------------------------------
     Cash flows from financing activities:
       Issuance of long-term debt                               100       1
       Reductions in long-term debt                            (101)   (118)
       Net change in borrowings with less than
         three-month maturities                                  (4)    232
       Other short-term borrowings                              (25)    (15)
       Dividends paid                                          (126)    (98)
       Treasury stock purchased                                 (41)      -
       Treasury stock issued                                      8      29
  --------------------------------------------------------------------------
           Net cash provided by (used in) financing activities (189)     31
  --------------------------------------------------------------------------
     Effect of exchange rate changes on cash                      -       -
  --------------------------------------------------------------------------
     Net change in cash and cash equivalents                     (2)    (46)
     Cash and cash equivalents - beginning of  period            63     112
  --------------------------------------------------------------------------
     Cash and cash equivalents - end of period                 $ 61    $ 66
  ==========================================================================
     See Notes to Financial Statements

             CAMPBELL SOUP COMPANY CONSOLIDATED
         Statements of Changes in Shareowners' Equity
         --------------------------------------------
                     (unaudited)
                   (million dollars)


                                                                   Earnings       Capital
                                                                   Retained        Stock      Cumulative      Total
                                  Preferred   Capital   Capital     in the          in        Translation  Shareowners'
                                    Stock      Stock    Surplus    Business       Treasury    Adjustments    Equity
                                  ---------   -------   -------    --------       --------    -----------  ------------
       Balance at August 2, 1992   $    -       $20      $116       $2,224         $(402)         $69         $2,027
       Net earnings                                                     41                                        41
       Cash dividends ($.415
         per share)                                                   (104)                                     (104)
       Treasury stock purchased                                                                                    -
       Treasury stock issued
         under Management
         incentive and Stock
         option plans                                      20                         15                          35
       Translation adjustments                                                                    (92)           (92)
  ---------------------------------------------------------------------------------------------------------------------
       Balance at January 31, 1993 $    -       $20      $136      $2,161          $(387)        $(23)        $1,907
  =====================================================================================================================
       Balance at August 1, 1993   $    -       $20      $149      $2,002          $(428)        $(39)        $1,704
       Net earnings                                                   369                                        369
       Cash dividends ($.53 per
         share)                                                      (133)                                      (133)
       Treasury stock purchased                                                      (41)                        (41)
       Treasury stock issued
         under Management
         incentive and Stock
         option plans                                       6                          6                          12
       Translation adjustments                                                                     15             15
  ---------------------------------------------------------------------------------------------------------------------
       Balance at January 30, 1994 $    -       $20      $155      $2,238          $(463)        $(24)        $1,926
  =====================================================================================================================

                                             Changes in Number of Shares (unaudited)
                                            --------------------------------------
                                                     (thousands of shares)
  ---------------------------------------------------------------------------------------------------------------------
                                                                                                               In
                                                                                 Issued    Outstanding      Treasury
                                                                                 ------    -----------      --------
       Balance at August 2, 1992                                                 271,245      251,168         20,077
       Treasury stock purchased
       Treasury stock issued under Management incentive and Stock option
         plans                                                                                  1,154         (1,154)
  ---------------------------------------------------------------------------------------------------------------------
       Balance at January 31, 1993                                               271,245      252,322         18,923
  =====================================================================================================================
       Balance at August 1, 1993                                                 271,245      251,706         19,539

       Treasury stock purchased                                                                (1,139)         1,139

       Treasury stock issued under Management incentive and Stock option
         plans                                                                                    284           (284)
  ---------------------------------------------------------------------------------------------------------------------
       Balance at January 30, 1994                                               271,245       250,851        20,394
  =====================================================================================================================

  See Notes to Financial Statements

                 CAMPBELL SOUP COMPANY CONSOLIDATED

                    Notes to Financial Statements
                    -----------------------------

                             (unaudited)
                             (millions)


  (a) The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the indicated periods. All such adjustments are of a normal recurring nature.

  (b)   Net earnings per  share are based  on the weighted  average
        shares outstanding  during  the applicable  periods.    The
        potential dilution from the exercise of stock options is not material.

  (c)   Inventories


                                             January     August
                                             30, 1994    1, 1993
                                             --------    -------
      Raw materials, containers and
         supplies                             $ 377       $342
      Finished products                         490        538
- -----------------------------------------------------------------------------
                                                867        880
      Less - Adjustment of certain
             inventories to LIFO basis           79         76
- -----------------------------------------------------------------------------
                                             $  788       $804
=============================================================================


  (d) In February 1993, Campbell increased its ownership in Arnotts Limited from a minority interest to 58%. Beginning in the third quarter of fiscal 1993, Arnotts' results have been consolidated. Prior to this time, Campbell's investment in
        Arnotts was accounted for by  the equity method.   Minority
        interest is classified as Other Expense in the Statement of Earnings.

  (e) Certain reclassifications of prior years' data have been made to improve comparability.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
  -------------------------------------------------------------

                     AND FINANCIAL CONDITION
                     -----------------------

                     CAMPBELL SOUP COMPANY
                     ---------------------


Results of Operations
- ---------------------

Overview
- --------

Campbell had record sales and earnings for its second quarter and first six months ended January 30, 1994.

Earnings per share increased to a quarterly record of 81 cents, compared to a loss of 48 cents in the second quarter last year, which included restructuring charges of $1.19. Net earnings rose to $203 million from a loss of $121 million a year ago. Net sales for the quarter were $1.89 billion, up 6% from the comparable period last year.

In the second quarter, the worldwide Biscuit and Bakery business continued to make excellent progress and International recorded strong earnings improvement with soup volume outside the U.S. up 4%. U.S. businesses posted slight earnings gains, recovering from a difficult first quarter.

Net earnings for the six months were $369 million, or $1.47 per share, compared to a loss of 87 cents per share last year, which included restructuring and one-time charges for accounting changes totaling $2.18 per share. Net earnings increased 12% before these special charges. Sales for the six months increased 5% to $3.66 billion, versus $3.48 billion for the comparable period last year.

Results by Division
- -------------------

SECOND QUARTER
- --------------

U.S.A. - U.S. sales for the second quarter of $1.16 billion were up slightly and operating earnings increased to $249 million from $72 million last year. Operating earnings increased 1% before 1993 restructuring charges. Soup shipments to the trade declined 3% from last year's second quarter because of heavy promotional activity last year. Consumer purchases of Campbell's soups rose 2%, supported by the new advertising campaign, "Never Underestimate the Power of Soup."

Major sales gains were achieved by "Swanson" traditional frozen dinners, "Great Starts" breakfasts, and ready-to-serve soups. Food service sales continued to grow at a rapid pace highlighted by the introduction of new products for quick-service restaurants.

Biscuit and Bakery - Biscuit and Bakery second quarter sales rose 48% to $318 million, primarily due to Campbell's 1993 acquisition of majority ownership in Arnotts Limited. Operating earnings increased to $43 million from $18 million last year. Before 1993 restructuring charges, operating earnings increased 84% with Arnotts the major contributor to the improvement.

"Pepperidge Farm" sales rose slightly from last year's comparable period. Sales of new frozen garlic breads contributed strongly to sales and earnings.

"Delacre" sales were down slightly, reflecting the lingering effects of recession in Europe. Earnings improved substantially due to restructuring of the business.

International - International businesses consisting of soups, grocery, frozen, confectionery and specialty foods in Canada, Mexico, Argentina, Europe and Asia, reported a sales decrease of 3%, but an increase of 1% before currency fluctuations.

International operating earnings rose to $49 million from a loss of $130 million for the comparable period last year. 1993 results
included  restructuring  charges  of  $173  million.    Excluding
restructuring charges and currency fluctuations, operating earnings rose 20%. Campbell's United Kingdom businesses turned in another record earnings performance, due to volume growth in the soup and grocery businesses, continued margin improvement in frozen foods, and the acquisition last April of the "Fray Bentos" meat product business.

Solid  earnings  gains  also  came  from  Canada,  Australia  and
Campbell's confectionery businesses.   "Godiva" chocolates had  a
very successful holiday season.

SIX MONTHS
- ----------

U.S.A. - U.S. sales for the six months of $2.23 billion decreased
1%. Operating earnings were $471 million, a 2% decline excluding the effects of 1993 restructuring charges.

Soup shipments to the trade declined 5% versus a very strong prior year. Sales of "Swanson" traditional frozen dinners and food service products were particularly strong during the period.

Biscuit and Bakery - Biscuit and Bakery sales for the six months rose to $647 million, a 48% increase, largely due to the acquisition of Arnotts. Operating earnings increased to $81 million from $38 million. Excluding 1993 restructuring charges, operating earnings increased 90%, primarily as a result of the acquisition of Arnotts. Delacre delivered solid sales gains and substantial improvements in earnings.

International - International sales for the six months declined 2% to $813 million, but increased 5% before currency fluctuations.
Solid gains were contributed by Mexico, "Godiva," and the grocery business in the United Kingdom.

Operating earnings  increased  to  $78 million,  a  24%  increase
excluding 1993  restructuring  charges.    Earnings  improvements
occurred throughout most businesses but were particularly strong in the United Kingdom, Canada, Argentina and the confectionery businesses.

Statements of Earnings
- ----------------------
Net sales increased 6% for the second quarter and 5% for the six months versus the same periods in the prior year. Acquisitions accounted for all of this increase as sales of other businesses were even with last year. Strong sales gains in frozen, confectionery and U.K. businesses were offset by a slight decline in domestic soup sales to the trade.

Gross margins improved 2.1 percentage points to 41.7% in the second quarter, and 2.2 percentage points to 40.9% for the six-month
period.   These increases  resulted from  continued stability  in
commodity  costs,   higher  selling   prices  and   manufacturing
improvements.

Marketing and selling expenses were up 11.1% and 11.5% for the second quarter and the six months, respectively, compared to the prior year. During the six-month period, major marketing activities were initiated including the new soup advertising campaign, "Never Underestimate the Power of Soup," which is designed to increase per capita consumption.

The increase in Other expense results principally from minority interest associated with Arnotts. Interest expense continues to be favorable to the prior year due to the retirement of higher rate long-term debt as well as the low interest rate environment.

In the second quarter of 1993, divestiture and restructuring charges were recorded to cover the costs of plant consolidations, including the closing of frozen food plants in Salisbury, Md. and Philadelphia, Pa. and the sale of non-strategic businesses.

The effective tax rates for the second quarter and the six months
were 35.9% and  36.1%, respectively.   The  Company continues  to
benefit from tax planning strategies.

Liquidity and Capital Resources
- -------------------------------

Campbell's cash flows from operating activities are highly seasonal. As a result of earnings improvements and focused control of working capital, the Company generated cash of
$335 million from operations in 1994, up $199 million from 1993. The seasonal increase in accounts receivable was $114 million in 1994, compared to an increase of $242 million in 1993, primarily as
a  result  of  the  timing  of  sales  promotions  and   currency
fluctuations. Tighter inventory control provided $15 million of cash in 1994 in contrast to a $70 million use of cash in 1993.

Capital expenditures were $176 million in 1994, up $63 million over the prior year, due to a high level of previously approved cost savings projects including restructuring programs announced in the second quarter of 1993. Capital expenditures are projected to reach $420 million in 1994. The Company acquired the Australian mushroom business, "Dandy Mushrooms," for $8 million during the first six months of 1994.  In the same period for 1993, the Company made  a tender offer for the outstanding shares of Arnotts Limited; by the close of business for the second quarter, shares totaling $127 million had been acquired. Additional shares of Arnotts Limited totaling $100 million were acquired in the third quarter of 1993, bringing the total cost of shares of Arnotts Limited acquired in fiscal 1993 to $227 million, representing a 58% ownership position.

During the first quarter, the Company retired $100 million of 9.125% notes and issued $100 million of notes bearing an interest rate of 5.625% with a maturity in 2003. Short-term debt decreased by $29 million in 1994 and increased $217 million in 1993.

As a result of increases in the dividend rate, year-to-date dividend payments increased $28 million to $126 million in 1994, compared to $98 million for the first six months of 1993.

The Company repurchased 1.1 million shares of common stock for the treasury at a cost of $41 million in the first quarter of 1994, whereas there were no repurchases in the same period for 1993.

                             PART II

ITEM 1.  LEGAL PROCEEDINGS

As previously reported, in Management's opinion, there are no pending claims or litigation, the outcome of which would have a material effect on the consolidated financial position of the Company. The Company has been named as a potentially responsible party in a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. The ultimate impact of these proceedings cannot be predicted at this time due to the large number of other potentially responsible parties, and the speculative nature of clean-up cost estimates, but it is not expected to be material either individually or in the aggregate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   a.    Campbell's Annual Meeting of Shareowners was held on November
            18, 1993.

   c. The matters voted upon and the results of the vote are as follows:

   Election of Directors
                                          Number of Shares
                                       ----------------------
                      Name                 For       Withheld
               ----------------------  -----------   --------
               Alva A. App             231,198,139    297,306
               Robert A. Beck          231,189,090    306,355
               Edmund M. Carpenter     231,191,073    304,372
               Bennett Dorrance        231,211,286    284,159
               John T. Dorrance, III   231,209,264    286,181
               Thomas W. Field, Jr.    231,217,802    277,643
               David W. Johnson        231,200,082    295,363
               Philip E. Lippincott    231,184,137    311,308
               Mary Alice Malone       231,205,592    289,853
               Charles H. Mott         231,212,550    282,895
               Ralph A. Pfeiffer, Jr.  231,133,062    362,383
               Donald M. Stewart       230,888,383    607,062
               George Strawbridge, Jr. 231,203,221    292,224
               Robert J. Vlasic        224,653,482  6,841,963
               Charlotte C. Weber      231,207,707    287,738

                                                                    Broker
                                For        Against     Abstentions Non-Votes
                            -----------  ------------  ----------- ---------
Ratification of Independent
         Accountants        230,674,622       365,816     455,007      N/A

Shareowner Proposal
   Concerning Former
   Government Employees       4,082,156   216,484,807   1,815,550   9,112,932

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a.  Exhibits
       --------
       There is no instrument with respect to long-term debt of the Company that involves indebtedness or securities authorized thereunder exceeding 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the Company upon request of the Securities and Exchange Commission.

  b.  Reports on Form 8-K
      -------------------
      There were no reports on Form 8-K filed by Campbell during the quarter for which this report is filed.


                             SIGNATURES
                             ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CAMPBELL SOUP COMPANY




  Date:  March 10, 1994              By:  /s/   John M. Coleman
                                        --------------------------------
                                         John M. Coleman,
                                         Senior Vice President -
                                         Law and Public Affairs


  Date:  March 10, 1994              By:  /s/  Frank E. Weise, III
                                        --------------------------------
                                          Frank E. Weise, III
                                          Senior Vice  President  -
                                          Finance and Chief Financial Officer