Form 10-Q
period 1994-05-01
CAMPBELL SOUP CO
filed 1994-06-14
CIK 16732

==============================================================================



                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.   20549

                              FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarterly Period Ended             Commission File Number
            May 1, 1994                               1-3822



                        Campbell Soup Company




               New Jersey                          21-0419870
         State of Incorporation        I.R.S. Employer Identification No.


                             Campbell Place
                     Camden, New Jersey  08103-1799
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


                       Yes    X       No         .
                          ---------     ---------


There were 250,099,906 shares of Capital Stock outstanding as of June 1, 1994.

                 This Form 10-Q consists of a total of 11 pages.


==============================================================================

                                        PART 1.  FINANCIAL INFORMATION
                                        ------------------------------

                                     CAMPBELL SOUP COMPANY  CONSOLIDATED
                                     -----------------------------------
                                            Statements of Earnings
                                            ----------------------
                                                   (unaudited)
                                  (million dollars except per share amounts)

                                                           Three Months Ended              Nine Months Ended
                                                     ----------------------------      -------------------------
                                                     May 1, 1994      May 2, 1993      May 1, 1994   May 2, 1993
                                                     -----------      -----------      -----------   -----------
Net sales                                              $1,568            $1,632           $5,225        $5,116
- - - -----------------------------------------------------------------------------------------------------------------------
Costs and expenses
  Cost of products sold                                   946             1,018            3,108         3,154
  Marketing and selling expenses                          321               318              991           919
  Administrative expenses                                  74                83              226           226
  Research and development expenses                        20                17               56            50
  Other expense                                             9                12               36            20
  Divestiture and restructuring charges                     -                 -                -           353
- - - -----------------------------------------------------------------------------------------------------------------------
      Total costs and expenses                          1,370             1,448            4,417         4,722
- - - -----------------------------------------------------------------------------------------------------------------------
Earnings before interest and taxes                        198               184              808           394
Interest, net                                              15                18               48            58
- - - -----------------------------------------------------------------------------------------------------------------------
Earnings before taxes                                     183               166              760           336
Taxes on earnings                                          64                61              272           200
- - - -----------------------------------------------------------------------------------------------------------------------
Earnings before cumulative effect of
  accounting changes                                      119               105              488           136
Cumulative effect of accounting changes                     -                 -                -          (249)
- - - -----------------------------------------------------------------------------------------------------------------------
Net earnings                                            $ 119           $   105            $ 488        $ (113)
=======================================================================================================================
Per share
  Earnings before cumulative effect of
    accounting changes                                   $.47              $.42            $1.94          $.54
  Cumulative effect of accounting changes                   -                 -                -          (.99)
- - - -----------------------------------------------------------------------------------------------------------------------
  Net earnings                                           $.47              $.42            $1.94         $(.45)
=======================================================================================================================
  Dividends                                              $.28              $.25             $.81         $.665
=======================================================================================================================
Weighted average shares outstanding                       251               252              251           252
=======================================================================================================================

See Notes To Financial Statements

                                 CAMPBELL SOUP COMPANY CONSOLIDATED

                                            Balance Sheets
                                            --------------
                                              (unaudited)
                                            (million dollars)
                                                                          May 1, 1994      August 1, 1993
                                                                          -----------      --------------
Current assets
  Cash and cash equivalents                                                $     86           $      63
  Other temporary investments, at cost
    which approximates market                                                     -                   7
  Accounts receivable                                                           615                 646
  Inventories                                                                   750                 804
  Prepaid expenses                                                              149                 166
- - - -----------------------------------------------------------------------------------------------------------
       Total current assets                                                   1,600               1,686
- - - -----------------------------------------------------------------------------------------------------------
Plant assets, net of depreciation                                             2,326               2,264
Intangible assets, net of amortization                                          599                 596
Other assets                                                                    413                 352
- - - -----------------------------------------------------------------------------------------------------------
       Total assets                                                          $4,938              $4,898
===========================================================================================================
Current liabilities
  Notes payable                                                              $  474           $     669
  Payable to suppliers and others                                               361                 510
  Accrued liabilities                                                           515                 499
  Dividend payable                                                                -                  64
  Accrued income taxes                                                          115                 109
- - - -----------------------------------------------------------------------------------------------------------
       Total current liabilities                                              1,465               1,851
- - - -----------------------------------------------------------------------------------------------------------
Long-term debt                                                                  564                 462
Nonpension postretirement benefits                                              392                 370
Other liabilities, including deferred
  income taxes of $196 and $186                                                 535                 511
- - - -----------------------------------------------------------------------------------------------------------
       Total liabilities                                                      2,956               3,194
- - - -----------------------------------------------------------------------------------------------------------
Shareowners' equity
  Preferred stock; authorized 40 shares;
    none issued                                                                   -                   -
  Capital stock, $.075 par value; authorized
    280 shares; issued 271 shares                                                20                  20
  Capital surplus                                                               157                 149
  Earnings retained in the business                                           2,288               2,002
  Capital stock in treasury, at cost                                           (462)               (428)
  Cumulative translation adjustments                                            (21)                (39)
- - - -----------------------------------------------------------------------------------------------------------
       Total shareowners' equity                                              1,982               1,704
- - - -----------------------------------------------------------------------------------------------------------
       Total liabilities and shareowners' equity                             $4,938              $4,898
===========================================================================================================

See Notes to Financial Statements

                                  CAMPBELL SOUP COMPANY CONSOLIDATED

                                        Statements of Cash Flows
                                        ------------------------
                                               (unaudited)
                                            (million dollars)
                                                                                    Nine Months Ended
                                                                             -----------------------------
                                                                             May 1, 1994       May 2, 1993
                                                                             -----------       -----------
Cash flows from operating activities:
  Net earnings                                                                    $488             $(113)
  Non-cash charges:
   Cumulative effect of accounting changes                                           -               249
   Divestiture and restructuring charges                                             -               353
   Depreciation and amortization                                                   193               174
   Deferred taxes                                                                    8               (56)
   Other                                                                            41                29
  Net change in accounts receivable                                                 35              (105)
  Net change in inventories                                                         55                 9
  Net change in other current assets and liabilities                              (125)             (101)
- - - --------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                  695               439
- - - --------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of plant assets                                                       (278)             (180)
  Sales of plant assets                                                             33                19
  Businesses acquired                                                               (8)             (255)
  Sales of businesses                                                               23                10
  Net change in other assets                                                       (57)              (42)
  Net change in other temporary investments                                          7                (2)
- - - --------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                     (280)             (450)
- - - --------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Issuance of long-term debt                                                       111                 -
  Reductions in long-term debt                                                    (109)             (226)
  Net change in borrowings with less than three-month
   maturities                                                                      (37)              420
  Other short-term borrowings                                                      (57)              (16)
  Dividends paid                                                                  (265)             (217)
  Treasury stock purchased                                                         (46)              (25)
  Treasury stock issued                                                             13                37
- - - --------------------------------------------------------------------------------------------------------------
        Net cash used in financing activities                                     (390)              (27)
- - - --------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                             (2)               (4)
- - - --------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                             23               (42)

Cash and cash equivalents - beginning of period                                     63               112
- - - --------------------------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                                        $  86             $  70
==============================================================================================================

See Notes to Financial Statements

                                              CAMPBELL SOUP COMPANY CONSOLIDATED
                                         Statements of Changes in Shareowners' Equity
                                                           (unaudited)
                                                       (million dollars)
                                                                                         Capital
                                                                Earnings Retained         Stock         Cumulative       Total
                               Preferred   Capital    Capital         in the                in          Translation   Shareowners'
                                 Stock      Stock     Surplus        Business            Treasury       Adjustments      Equity
                               ---------   -------    -------   -----------------        --------       -----------   -----------
Balance at August 2, 1992       $    -       $20       $116           $2,225               $(402)           $69           $2,028
Net earnings                                                             149                                                 149
Cash dividends
   ($.665 per share)                                                    (168)                                               (168)
Treasury stock purchased                                                                     (26)                            (26)
Treasury stock issued under
   Management incentive and
   Stock option plans                                    29                                   16                              45
Translation adjustments                                                                                     (67)             (67)
- - - ---------------------------------------------------------------------------------------------------------------------------------
Balance at May 2, 1993          $    -       $20       $145           $2,206               $(412)          $  2           $1,961
=================================================================================================================================
Balance at August 1, 1993       $    -       $20       $149           $2,002               $(428)          $(39)          $1,704
Net earnings                                                             488                                                 488
Cash dividends
   ($.81 per share)                                                     (202)                                               (202)
Treasury stock purchased                                                                     (46)                            (46)
Treasury stock issued under
   Management incentive and
   Stock option plans                                     8                                   12                              20
Translation adjustments                                                                                      18               18
- - - ---------------------------------------------------------------------------------------------------------------------------------
Balance at May 1, 1994          $    -       $20       $157           $2,288               $(462)          $(21)          $1,982
=================================================================================================================================

                                                          Changes in Number of Shares (unaudited)
                                                          ---------------------------------------
                                                                  (thousands of shares)
- - - ---------------------------------------------------------------------------------------------------------------------------------
                                                                                      Issued         Outstanding      In Treasury
                                                                                      ------         -----------      -----------
Balance at August 2, 1992                                                             271,245          251,168           20,077
Treasury stock purchased                                                                                  (646)             646
Treasury stock issued under Management
  incentive and Stock option plans                                                                       1,450           (1,450)
- - - ---------------------------------------------------------------------------------------------------------------------------------
Balance at May 2, 1993                                                                271,245          251,972           19,273
=================================================================================================================================
Balance at August 1, 1993                                                             271,245          251,706           19,539
Treasury stock purchased                                                                                (1,268)           1,268
Treasury stock issued under Management
  incentive and Stock option plans                                                                         514            (514)
- - - ---------------------------------------------------------------------------------------------------------------------------------
Balance at May 1, 1994                                                                271,245          250,952          20,293
=================================================================================================================================

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

(c) Inventories


                                                        May      August
                                                      1, 1994    1, 1993
                                                      -------    -------

     Raw materials, containers and supplies             $358        $342
     Finished products                                   471         538
- - - -----------------------------------------------------------------------------
                                                         829         880
     Less - Adjustment of certain inventories
              to LIFO basis                               79          76
- - - -----------------------------------------------------------------------------
                                                        $750        $804
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

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
   -------------------------------------------------------------
                      AND FINANCIAL CONDITION
                      -----------------------
                       CAMPBELL SOUP COMPANY
                       ---------------------

 Results of Operations
 ---------------------
 Overview
 --------
 Campbell had record earnings for its third quarter and first nine months ended May 1, 1994.

 Earnings per share increased 12% to a quarterly record of 47 cents, up from 42 cents last year. Net earnings rose 13% to $119 million, from $105 million a year ago. Net sales for the quarter were $1.57 billion, down 4% from the comparable period last year.

 Record earnings reflect Campbell's better-balanced worldwide business portfolio. Both Biscuit and Bakery and International delivered strong earnings gains. International soup volume alone was up an impressive 11%. Soft U.S. results reflect calculated decisions designed to gain operating and market efficiencies by leveling production and shipping to consumer demand.

 Earnings for the nine months were $488 million or $1.94 per share, compared to a loss of 45 cents per share last year, which included restructuring and one-time charges for accounting changes. Net earnings increased 12% before these special charges. Sales for the nine months increased 2% to $5.23 billion, versus $5.12 billion for the comparable period last year.

 Results by Division
 -------------------
 THIRD QUARTER
 -------------
 U.S.A. - U.S. third quarter sales of $913 million were down 8%, and operating earnings of $150 million were 2% lower than last year's $154 million. Soup shipments to the trade declined 15% from last year's third quarter because of reduced promotional activity.

 Marketing spending has been refocused on the retail consumer this year. This is expected to eliminate undesirable peaks in the business cycle and lower costs throughout the distribution chain.

 "Swanson" traditional frozen dinners, pies and breakfasts and "Prego" spaghetti sauces achieved solid volume growth. Food service products continued rapid sales growth led by frozen entrees and custom packed products for quick-service restaurants.

 Biscuit and Bakery - Biscuit and Bakery third quarter sales rose 11% to $289 million, primarily due to the 1993 acquisition of majority ownership in Arnotts Limited. Pepperidge Farm's biscuit and frozen businesses also had substantial sales growth with frozen pastry and garlic bread posting very strong gains. Operating earnings rose 23% to $28 million from $23 million last year, driven by strong performances from Arnotts and Pepperidge Farm's biscuit business.

 International - International businesses consisting of soups, grocery, frozen, worldwide confectionery and specialty foods in Canada, Mexico, Argentina, Europe and Asia, reported a sales decrease of 2%, to $381 million from $390 million last year, but a 1% increase before currency fluctuations.

 International operating earnings rose 40% to $31 million from $22 million for the comparable period last year. Campbell's United Kingdom led this strong earnings growth with gains in soup and frozen products and the "Fray Bentos" canned meat business which was acquired in April 1993. Mexico, Argentina and Campbell's confectionery businesses also posted solid earnings gains.

 NINE MONTHS
 -----------
 U.S.A. - U.S. sales for the nine months declined 3% to $3.14 billion. Operating earnings were $621 million, a 2% decline excluding the effect of 1993 restructuring charges.

 Soup shipments to the trade were down 7.5% for the period, compared to the prior year. Sales of "Swanson" traditional frozen dinners, pies and breakfasts and food service products increased during the period.

 Biscuit and Bakery - Biscuit and Bakery sales for the nine months grew to $937 million, an increase of 34%, primarily due to the acquisition of Arnotts. Operating earnings increased to $109 million from $60 million, a 67% increase excluding 1993 restructuring charges. Although volume was down, Delacre showed strong earnings improvement during the period.

 International - International sales for the nine months declined 2% to $1.19 billion, but increased 4% before currency fluctuations. Strong sales growth occurred in the United Kingdom, Mexico and in the "Godiva" business. Soup volume increased 9%.

 Operating earnings increased to $109 million, a 28% increase excluding 1993 restructuring charges. Most businesses experienced earnings growth, led by Canada, the United Kingdom and the confectionery businesses.

 Statements of Earnings
 ----------------------
 Net sales increased 2% for the nine months but declined 4% in the third quarter versus the same periods in the prior year. Excluding the effects of acquisitions, sales decreased for the nine months, reflecting the decline in U.S. soup shipments.

 Gross margins improved 2.1 percentage points in the third quarter and for the nine months to 39.7% and 40.5%, respectively. These improvements resulted from continued stability in commodity prices, higher selling prices and manufacturing efficiencies.

 Marketing and selling expenses for the third quarter were flat compared to the prior year, but increased 8% in the nine months versus last year. Major marketing activities were initiated early in the year, including the new advertising campaign, "Never Underestimate the Power of Soup."

 The increase in Other expense for the nine months results principally from minority interest associated with Arnotts. The favorability in Interest expense results from retirement of higher rate long-term debt and the low short term interest rate environment.

 The effective tax rates for the third quarter and nine months were 35.0% and 35.8%, respectively as the Company continues to benefit from tax planning strategies.

 Liquidity and Capital Resources
 -------------------------------
 Campbell's cash flows from operating activities are highly seasonal. As a result of earnings improvements and focused attention on working capital, the Company provided cash of $695 million from operations in the first nine months of 1994, up $256 million from $439 million in the same period in 1993. A decrease in accounts receivable provided $35 million in 1994, compared to use of $105 million in 1993, primarily as a result of the timing of sales promotions. Inventory reductions provided $55 million of cash in 1994, an improvement of $46 million over the same period in 1993.

 Capital expenditures were $278 million in 1994, up $98 million over the prior year due to a high level of cost savings projects. Capital expenditures are projected to reach $430 million for fiscal 1994.
 During the first nine months of 1994, the Company acquired the Australian mushroom business, Dandy Mushrooms, for $8 million. In the same period for 1993, the Company purchased, at a cost of $227 million, 25% of the outstand-ing shares of the Australian biscuit company, Arnotts Limited, increasing the Company's ownership position from 33% to 58%.

 During the first quarter, the Company retired $100 million of 9.125% notes and issued $100 million of notes bearing an interest rate of 5.625% with a maturity in 2003. Short-term debt decreased by $94 million in 1994 and increased $404 million in 1993.

 As a result of increases in the dividend rate, year-to-date dividend payments increased $48 million to $265 million in 1994, from $217 million for the first nine months of 1993.

 The Company repurchased 1.3 million shares of common stock for the treasury at a cost of $46 million through three quarters in 1994, compared to repurchases of approximately 646,000 shares for $26 million in the same period in 1993.

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



                                    CAMPBELL SOUP COMPANY




 Date:  June 13, 1994          By:/s/John M. Coleman
                                  -----------------------------------------
                                  John M. Coleman, Senior Vice President -
                                  Law and Public Affairs




 Date:  June 13, 1994          By:/s/Frank E. Weise, III
                                  -----------------------------------------
                                  Frank E. Weise, III
                                  Senior Vice President - Finance
                                  and Chief Financial Officer