Form 10-K
period 1994-07-31
CAMPBELL SOUP CO
filed 1994-10-07
CIK 16732

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended                           Commission File Number
       July 31, 1994                                        1-3822


                             CAMPBELL SOUP COMPANY


            NEW JERSEY                             21-0419870
      State of Incorporation           I.R.S. Employer Identification No.


                                 CAMPBELL PLACE
                         CAMDEN, NEW JERSEY  08103-1799
                          Principal Executive Offices

                        TELEPHONE NUMBER: (609) 342-4800


          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------             -----------------------------------------

     CAPITAL STOCK                   NEW YORK STOCK EXCHANGE
                                     PHILADELPHIA STOCK EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X       No       .
                              ---------      ------


      Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/


      As of September 19, 1994, the aggregate market value of Capital Stock held by non-affiliates of the Registrant was $4,659,499,637.75. (The exclusion of the market value of shares owned by any person shall not be deemed an admission that such person is an "affiliate" of the Registrant.) There were 248,427,876 shares of Capital Stock outstanding as of September 19, 1994.


      Notice of Annual Meeting and Proxy Statement dated October 7, 1994, for the Annual Meeting of Shareowners to be held on November 17, 1994 are incorporated by reference into Part III.

================================================================================
This Form 10-K contains 57 pages including exhibits. An index to exhibits is on page 41.

                                     PART I

ITEM 1.   BUSINESS

                                  THE COMPANY
                                  -----------

Campbell Soup Company, together with its consolidated subsidiaries, is a leading manufacturer and marketer of high quality, branded convenience food products. Campbell was incorporated as a business corporation under the laws of New Jersey on November 23, 1922; however, through predecessor organizations, its beginnings in the food business can be traced back to 1869.

Acquisitions in fiscal year 1994 consisted of the Australian mushroom business, Dandy Mushrooms, and the Australian canned meat business, "Fray Bentos". The company sold Campbell Chilled Foods Limited, Campbell Foods P.L.C., Casera Foods, Inc., La Forest Perigord S.A., Quadelco Limited and Torres y Ribelles S.A. during the fiscal year.

                                    PRODUCTS
                                    --------

The company produces and sells a wide array of food products including canned foods such as soups, juices, gravies, pasta, meat and vegetables; frozen foods such as dinners, breakfasts, entrees, garlic breads and rolls, sandwiches, meat pies, seafood, vegetables, pastries and cakes; pickles, olives, peppers and relishes; fresh bread and rolls; croutons and stuffing; cookies, crackers and snacks; dry soups; refrigerated foods such as salads, antipasto, salad dressings, cheese spreads and dips, sauces, desserts and entrees; vinegar, vegetable oils, mayonnaise and mustard; beverage and dessert mixes; sauces, including spaghetti and barbecue sauces; nuts; pates; chocolates and other confectionery items; bubble gum; fish; poultry; and fresh mushrooms. The company's food products are for the most part prepared from confidential recipes developed in its experimental kitchens and research laboratories. To assure wholesome, attractive, uniform products, high standards of quality are maintained by a rigorous system of quality assurance.

                                   TRADEMARKS
                                   ----------

The company markets its food products under a number of significant trademarks. The company considers such trademarks, taken as a whole, to be of material importance to its business and, consequently, aggressively seeks to protect its rights in them. In the United States, these include:
Campbell's(R), Pepperidge Farm(R), Godiva(R), Vlasic(R), Swanson(R), Mrs. Paul's(R), V8(R), Franco-American(R), Prego(R), SpaghettiOs(R), Marie's(R), Open Pit(R), Healthy Request(R), Home Cookin'(R), Goldfish(R), Hungry-Man(R), LeMenu(R), Healthy Treasures(R), Early California(R), Great Starts(R), Chunky(TM), Campbell's Simmer Chef(TM), and others.

Significant trademarks used extensively outside the United States include:
Delacre, Arnott's, Swift, Habitant, Lacroix, Freshbake, Fray Bentos, Pleyben, Exeter, Plate, Ace, La Patrona, Groko, MacFarms, La Main Bleue, Royal Mail, Candy Man, Tubble Gum, Roll Up, Beeck, Kattus, Probare, Granny's, Devos-Lemmens, Imperial, Kwatta, Lutti, Leo and others.

The company's trademarks also include federally registered depictions of certain characters and designs such as the "Campbell Kids", the "Campbell's" condensed soup can label, the "Vlasic" stork, the "Godiva" Gold Ballotin box, the "Goldfish" cracker shape and others.

Advertising slogans which have become important trademarks for the company include: "M'm! M'm! Good!"(R), "Home Made Taste. It's in There."(R), "Chunky. Soup So Big, It Eats Like a Meal"(R), "Never Underestimate the Power of Campbell's"(TM) and others.

The company considers that, taken as a whole, the rights under its various patents are a valuable asset; however, it does not regard its businesses as being materially dependent upon any single patent or any group of related patents.

                                  DISTRIBUTION
                                  ------------

The company distributes its products through direct customers, including chain stores, wholesalers and distributors that maintain central warehouses, institutional and industrial customers, convenience stores, club stores, and certain governmental agencies. In the United States, sales solicitation activities are conducted by employees of subsidiaries and through independent brokers and contract distributors. No material part of the business is dependent upon a single customer. Shipments are made promptly by the company after receipt and acceptance of orders; therefore, there is no significant backlog of unfilled orders.

                                  COMPETITION
                                  -----------

The company experiences vigorous competition for sales of all its principal products in its major markets from numerous competitors of varying sizes. The principal areas of competition are quality, price, advertising, promotion, and service. The company believes that it is the largest manufacturer in the United States of condensed and ready-to-serve soups, vegetable juice, tomato juice, pickles, olives, and canned poultry; a major manufacturer of canned beans, canned gravies, canned pasta products, spaghetti sauces, frozen meat pies, frozen breakfasts, frozen pastries and cakes, frozen prepared seafood, frozen prepared dinners and various specialty food items; and a major producer of fresh mushrooms.


                              INGREDIENTS/SUPPLIES
                              --------------------

The ingredients required for the manufacture of the company's food products include vegetables, tomatoes and other fruits, mushrooms, poultry, dairy products, eggs, grain products, meats, seafoods, nuts, spices, and sweeteners. The company does not grow or raise ingredients, except for mushrooms, poultry and beef. Swift-Armour Sociedad Anonima Argentina, an Argentine corporation and a wholly-owned subsidiary, has been the principal supplier of cooked beef to the company.

In general, satisfactory sources of supply of ingredients are available. Raw product inventories are at a peak during the late fall and decline during the winter and spring. Since many ingredients of suitable quality are available in sufficient quantities only at certain seasons, the company makes heavy purchases of such ingredients during their respective seasons. The company contracts in advance of growing seasons with growers or processors for a large part of its ingredient requirements. As a result of factors not within the company's control, the prices of ingredients fluctuate significantly from time to time.

In the United States, the company manufactures most of the metal containers for its canned products and substantial quantities of plastic containers for its frozen products. The balance of metal, plastic, all glass and fiberboard containers are purchased from independent suppliers. Outside of the United States, packaging is purchased mainly from independent suppliers.

                                WORKING CAPITAL
                                ---------------

Information relating to the company's cash and other working capital items is set forth in Part II of this Report on pages F-2 through F-7 in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition".

                            RESEARCH AND DEVELOPMENT
                            ------------------------

During the last three fiscal years, the company's expenditures on research activities relating to new products and the improvement of existing products were approximately $78 million in 1994, $69 million in 1993, and $60 million in 1992. The company conducts this research at the Campbell Institute for Research and Technology at the company's headquarters in Camden, New Jersey, and in other locations in the United States and foreign countries.

                             ENVIRONMENTAL MATTERS
                             ---------------------

The company has programs for the operation and design of its facilities which meet or exceed applicable environmental rules and regulations. The company's expenditures for capital improvements during fiscal 1994 were approximately $420.5 million, of which, according to company estimates, approximately $14.4 million was for compliance with environmental laws and regulations in the United States. The company further estimates that approximately $18.0 million of the capital expenditures anticipated during fiscal 1995 will be for compliance with such environmental laws and regulations. The company believes that continued compliance with existing environmental laws and regulations will not have a material effect on capital expenditures, earnings or the competitive position of the company.

                                   EMPLOYEES
                                   ---------

At July 31, 1994, there were 44,378 persons employed by the company. The decrease of 5.4% from 1993 was primarily due to restructuring.

                               FOREIGN OPERATIONS
                               ------------------

Information with respect to the revenue, operating profitability and identifiable assets attributable to the company's foreign operations is set forth in Part II of this Report on page F-16 in the section of the Notes to Consolidated Financial Statements entitled "Geographic Area Information".

The businesses of foreign subsidiaries are subject to the laws of foreign countries which may place restrictions and controls on such matters as ownership, imports and exports, prices, products and transfer of funds. The financial results of such subsidiaries are also affected by the changing dollar values of the foreign currencies in which the businesses are conducted.

                             FINANCIAL INFORMATION
                             ---------------------

Information with respect to the revenue, operating profit and identifiable assets for the company's only industry segment is set forth in Part II hereof on page F-16 in the section of the Notes to Consolidated Financial Statements entitled "Geographic Area Information".

ITEM 2.  PROPERTIES AT JULY 31, 1994

The company operates numerous manufacturing and processing plants and sales and distribution centers around the world. Its principal manufacturing and processing operations in the United States are located in Arkansas (frozen foods; ingredients), California (heat processed; dried and frozen foods; condiments; mushrooms, ingredients), Connecticut (bakery), Delaware (condiments), Florida (bakery), Georgia (dry and heat processed foods; ingredients; mushrooms), Hawaii (nuts), Illinois (bakery; mushrooms), Michigan (condiments; heat processed foods; mushrooms), Nebraska (frozen foods, ingredients), New Jersey (ingredients), North Carolina (heat processed foods), Ohio (heat processed, dry foods and biscuit), Pennsylvania (confectionery, biscuit, bakery and mushrooms), South Carolina (bakery), Texas (heat processed foods), Utah (biscuit and frozen) and Wisconsin (ingredients; condiments).

Outside the U.S. the company has manufacturing and distribution facilities in Argentina (meat products, heat processed and frozen foods), Australia (biscuit; heat processed foods; juices; mushrooms), Belgium (confectionery; biscuit; heat processed foods), Canada (heat processed and frozen foods), England (heat processed and frozen foods), France (confectionery; biscuit; heat processed foods), Germany (refrigerated and heat processed foods; distribution), Hong Kong (distribution), Italy (mushrooms; heat processed foods), Japan (distribution), Mexico (ingredients; heat processed and frozen foods; distribution), the Netherlands (confectionery; frozen foods; biscuit; distribution), New Zealand (biscuit; distribution), Papua New Guinea (biscuit) and Scotland (frozen foods).

The company also operates 120 retail candy shops in the United States, Canada and Europe; 87 retail bakery thrift stores in the United States; 1 mail order facility; and other plants and facilities at various locations in the United States and abroad.

The company's manufacturing and processing plants are designed according to the requirements of the products to be manufactured, and the type of construction varies from plant to plant. In the design of plant facilities, particular emphasis is placed on quality assurance in the finished products, safety in the operations, and avoidance or abatement of pollution. The company maintains its own engineering staff, which aids in achieving close integration of research, design, construction and manufacturing functions and facilitates the construction of plants which will be best suited to their special purposes.

ITEM 3.    LEGAL PROCEEDINGS

In management's opinion, there are no pending claims or litigation, the outcome of which would have a material effect on the consolidated financial position of the company. The company has been named as a potentially responsible party in a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. The ultimate impact of these environmental proceedings cannot be predicted at this time due to the large number of other potentially responsible parties and the speculative nature of clean-up cost estimates, but it is not expected to be material either individually or in the aggregate.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

EXECUTIVE OFFICERS OF CAMPBELL AT OCTOBER 1, 1994
- -------------------------------------------------

The following list of executive officers as of October 1, 1994, is included herein as an item in Part I of this Form 10-K:

                                                                                              Date First
                                                                                                Elected
Name                                Present Title                                  Age          Officer
- ----                                -------------                                  ---        ----------
David W. Johnson           Chairman, President and Chief Executive                 62           1990
                           Officer.

John M. Coleman            Senior Vice President - Law and                         44           1989
                           Public Affairs.

James R. Kirk              Senior Vice President -                                 52           1983
                           Research & Development and
                           Quality Assurance.
                           President - Campbell Institute
                           for Research and Technology.

Robert Subin               Senior Vice President.                                  56           1988
                           President - Bakery and Confectionery.

Frank E. Weise, III        Senior Vice President - Finance                         50           1992
                           and Chief Financial Officer.

Robert F. Bernstock        Vice President.                                         43           1990
                           President - International Grocery.

Francis A. DuVernois       Vice President.                                         61           1988
                           Vice President - Global Operations.

Brenda E. Edgerton         Vice President - Finance, U.S. Soup.                    45           1989

Ronald E. Elmquist         Vice President.                                         48           1994
                           President - Global Food Service.

John L. Forbis             Vice President - Strategic Planning and                 52           1994
                           Corporate Development.

Leo J. Greaney             Vice President - Controller.                            60           1989

Ralph A. Harris            Vice President - Corporate                              48           1990
                           Development.

Gerald S. Lord             Vice President - Treasurer.                             48           1993

Kathleen MacDonnell        Vice President.                                         46           1990
                           President - Frozen Foods Group.

          EXECUTIVE OFFICERS OF CAMPBELL AT OCTOBER 1, 1994 (CONT'D.)
          -------------------------------------------------

                                                                                               Date First
                                                                                                Elected
Name                       Present Title                                           Age          Officer
- ----                       -------------                                           -----       ----------
Charles V. McCarthy        Vice President.                                         44           1990
                           President - Pepperidge Farm
                           North America

Alfred Poe                 Vice President.                                         45           1991
                           President - Meal Enhancement Group.

J. Neil Stalter            Vice President - Public Affairs.                        56           1991

F. Martin Thrasher         Vice President.                                         43           1992
                           President - U.S. Soup.

Edward F. Walsh            Vice President - Human Resources.                       53           1993

Each of the above-named officers has been employed by the company in an executive or managerial capacity for at least five years, except David W. Johnson, Frank E. Weise, III, Ronald E. Elmquist, John L. Forbis, Ralph A. Harris, Gerald S. Lord, Alfred Poe, J. Neil Stalter and Edward F. Walsh. David W. Johnson served as Chairman, President and Chief Executive Officer of Gerber Products Company prior to joining Campbell in 1990. Frank E. Weise, III served as Comptroller (chief financial officer), Food and Beverage Sector, of The Procter & Gamble Company prior to joining Campbell
in 1992.   Ronald E. Elmquist served as Chairman and Chief Executive
Officer of White Swan, Inc. prior to joining Campbell in 1994. John L. Forbis was a partner at Arthur D. Little prior to joining Campbell in 1994. Ralph A. Harris served as Vice President - Business Development of Quaker
Oats Company prior to joining Campbell in 1990.   Gerald S. Lord served as
Vice President Integration and Productivity of Kraft General Foods Canada prior to joining Campbell in 1990. Alfred Poe served as Vice President - Sales (1991) and Vice President - Brands (1988-1991) of M&M/Mars prior to joining Campbell in 1991. J. Neil Stalter served as Vice President - Corporate Communications of Eastman Kodak Company prior to joining Campbell in 1991. Prior to joining Campbell in 1993, Edward F. Walsh served as Senior Vice President - Administration of Nutri-System, Inc. (1990-1993) and President - Manor Healthcare Division of Manor Health Care, Inc. (1989-1990).

There is no family relationship between any of the above named officers or between any such officer and any director of Campbell. Each officer of Campbell is elected at the meeting of the Board of Directors next following the Annual Meeting of Shareowners to serve one year or until his or her successor is elected and qualified.


                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREOWNER
          MATTERS

Campbell's Capital Stock is listed on the New York and Philadelphia Stock Exchanges, The Stock Exchange-London and the Swiss Stock Exchanges. On September 19, 1994, there were 30,680 holders of record of Campbell's Capital Stock. The market price and dividend information with respect to Campbell's Capital Stock are set forth on page F-27 of this Report in the section of the Notes to Consolidated Financial Statements entitled "Quarterly Data (unaudited)". Future dividends will be dependent upon future earnings, financial requirements and other factors.

ITEM 6.   SELECTED FINANCIAL DATA

The information called for by this Item is set forth on page F-1 of this Report. Such information should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the company included in Item 8 of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Management's Discussion and Analysis of Results of Operations and Financial Condition is presented on pages F-2 through F-7 of this Report.


              CAMPBELL SOUP COMPANY AND CONSOLIDATED SUBSIDIARIES


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item is contained in a separate section of this Report. See Index to Financial Statements and Financial Statement Schedules on page F-8 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections entitled "Election of Directors" and "Compliance with Section 16 of the Exchange Act" set forth on pages 1 through 5 and page 20 of Campbell's Notice of Annual Meeting and Proxy Statement dated October 7, 1994 (the "1994 Proxy Statement") are incorporated herein by reference.

The information required by this Item relating to the executive officers of Campbell is set forth in Part I of this Report on pages 5 and 6 under the heading "Executive Officers of Campbell at October 1, 1994".


ITEM 11.  EXECUTIVE COMPENSATION

The information set forth on pages 7 through 15 of the 1994 Proxy Statement in the section entitled "Compensation of Executive Officers" is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is set forth at pages 4 and 5 and pages 18 through 20 of the 1994 Proxy Statement in the sections entitled "Election of Directors" and "Security Ownership of Certain Beneficial Owners" and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.  All Financial Statements
          ------------------------

          The Index of Financial Statements is included on page F-8 of this Report.

      2.  Financial Statement Schedules
          -----------------------------

          The Index of Financial Statement Schedules is included on page F-8 of this Report.

      3.  Exhibits
          --------

    NO.       DESCRIPTION
    ---       -----------
   3(a) Campbell's Restated Certificate of Incorporation as amended through November 21, 1991, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended August 2, 1992, and is incorporated herein by reference.

   3(b)    Campbell's By-Laws, effective as of November 18, 1993.

   4 There is no instrument with respect to long-term debt of the company that involves indebtedness or securities authorized thereunder exceeding 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. The company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the company upon request of the Securities and Exchange Commission.

   9 Major Stockholders' Voting Trust Agreement dated June 2, 1990, as amended, was filed with the SEC by the Trustees of the Major Stockholders' Voting Trust as Exhibit A to Schedule 13D dated June 5, 1990, and is incorporated herein by reference.

   10(a) Campbell Soup Company 1984 Long-Term Incentive Plan, as amended on May 27, 1993, was filed with the SEC with Campbell's 10-K for the fiscal year ended August 1, 1993, and is incorporated herein by reference.*

   10(b) Campbell Soup Company Management Worldwide Incentive Plan, as amended on September 26, 1991, was filed with the SEC with Campbell's 10-K for the fiscal year ended August 2, 1992, and is incorporated herein by reference.*

   10(c) Deferred Compensation Plan for Directors, as amended on December 1, 1991, was filed with the SEC with Campbell's 10- K for the fiscal year ended August 2, 1992, and is incorporated herein by reference.*

   10(d) Retirement Benefit Plan for Directors, effective December 1, 1991, was filed with the SEC with Campbell's 10-K for the fiscal year ended August 2, 1992, and is incorporated herein by reference.*

   10(e) Supplemental Retirement Benefit Program for Executives, as amended on March 28, 1991, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended July 28, 1991, and is incorporated herein by reference.*

   10(f) Financial Planning Services for Executives was filed with the SEC with Campbell's Form 10-K for the fiscal year ended July 31, 1988, and is incorporated herein by reference.*

   10(g) Supplemental Post Retirement Benefit Plan for Selected Major Executives, as amended on January 25, 1990, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended July 29, 1990, and is incorporated herein by reference.*

   10(h) Employment Agreement dated January 2, 1990, with David W. Johnson, President and Chief Executive Officer, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended July 29, 1990, and is incorporated herein by reference.*

           3. Exhibits (cont'd.)
              --------

    NO.       DESCRIPTION
    ---       -----------

   10(i) Severance Protection Agreement dated May 18, 1990, with John M. Coleman, Senior Vice President - Law and Public Affairs, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended August 2, 1992, and is incorporated herein by reference. Agreements with nine (9) other Executive Officers are in all material respects the same as that with Mr. John M. Coleman.*

   22      Subsidiaries (Direct and Indirect) of Campbell.

   24      Consent of Independent Accountants.

   25(a)   Power of Attorney.

   25(b) Certified copy of the resolution of Campbell's Board of Directors authorizing signatures pursuant to a power of attorney.

   27      Financial Data Schedule


- ---------------------------------------------
* A management contract or compensatory plan required to be filed by Item 14(c) of this Report.


(b)        Reports on Form 8-K
           -------------------

           There were no reports on Form 8-K filed by Campbell during the fourth quarter of fiscal 1994.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Campbell has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  October 7, 1994
                                                                    CAMPBELL SOUP COMPANY



                                                                    By:/s/ Frank E. Weise, III
                                                                       ---------------------------------------------------
                                                                        Frank E. Weise, III
                                                                        Senior Vice President - Finance
                                                                        and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Campbell and in the capacity and on the date indicated.

Date:  October 7, 1994



By:/s/ Leo J. Greaney                                               By:/s/ Frank E. Weise, III
   ---------------------------------------------------                 -----------------------------------------------
    Leo J. Greaney,                                                    Frank E. Weise, III
    Vice President - Controller                                        Senior Vice President - Finance
    (Principal Accounting Officer)                                     and Chief Financial Officer




David W. Johnson         Chairman, President, Chief        )
                         Executive Officer and Director    )
                         (Principal Executive Officer)     )
Alva A. App              Director                          )
Robert A. Beck           Director                          )
Edmund M. Carpenter      Director                          )
Bennett Dorrance         Vice Chairman and Director        )        By:/s/ John M. Coleman
John T. Dorrance, III    Director                          )           ----------------------------------------------------
Thomas W. Field, Jr.     Director                          )            John M. Coleman, Senior Vice President -
Philip E. Lippincott     Director                          )            Law & Public Affairs
Mary Alice Malone        Director                          )
Charles H. Mott          Director                          )
Ralph A. Pfeiffer, Jr.   Director                          )
Donald M. Stewart        Director                          )
George Strawbridge, Jr.  Director                          )
Robert J. Vlasic         Director                          )
Charlotte C. Weber       Director                          )

ITEM 6. SELECTED FINANCIAL DATA
- ------- -----------------------

Campbell Soup Company
ELEVEN-YEAR REVIEW - CONSOLIDATED
(millions, except per share amounts)

Fiscal Year                                1994    1993   1992   1991    1990    1989    1988    1987    1986      1985       1984
- ---------------------------------------  ------- ------ ------ ------ -------  ------  ------  ------  ------    ------    --------
                                                   (a)                    (b)    (c)     (d)
SUMMARY OF OPERATIONS

Net sales                                $6,690  $6,586 $6,263 $6,204   $6,206 $5,672  $4,869  $4,490  $4,287    $3,917    $3,637

Earnings before taxes                       963     520    799    667      179    107     389     418     387       334       332

Earnings before cumulative effect of
accounting changes                          630     257    491    402        4     13     242     247     223       198       191

Net earnings                                630       8    491    402        4     13     274     247     223       198       191

  Percent of sales                          9.4%     .1%   7.8%   6.5%      .1     .2%    5.6%    5.5%    5.2%      5.1%      5.3%

  Return on average shareowners' equity    34.1%     .4%  25.7%  23.0%      .3     .7%   15.1%   15.1%   15.3%     15.0%     15.9%

FINANCIAL POSITION

Operating working capital (f)            $  599  $  614 $  586 $  660   $  819$   799  $  660  $  838  $  798    $  692    $  624

Plant assets - net                        2,401   2,265  1,966  1,790    1,718  1,541   1,509   1,349   1,168     1,028       971

Total assets                              4,992   4,898  4,354  4,149    4,116  3,932   3,610   3,097   2,763     2,438     2,210

Long-term debt                              560     462    693    773      806    629     526     380     362       297       283

Shareowners' equity                       1,989   1,704  2,028  1,793    1,692  1,778   1,895   1,736   1,539     1,383     1,260

PER SHARE DATA

Earnings before cumulative effect of
accounting changes                       $ 2.51  $ 1.02 $ 1.95 $ 1.58   $  .02 $  .05  $  .93  $  .95  $  .86    $  .77    $  .74

Net earnings                               2.51     .03   1.95   1.58      .02    .05    1.06     .95     .86       .77       .74

Dividends declared                         1.09    .915    .71    .56      .49    .45     .41     .35     .33       .31       .28

Shareowners' equity                        7.93    6.76   8.06   7.06     6.53   6.88    7.32    6.68    5.94      5.35      4.88

OTHER STATISTICS

Salaries, wages, pensions, etc.          $1,460  $1,371 $1,400 $1,401   $1,423 $1,334  $1,223  $1,137  $1,061    $  950    $  890

Capital expenditures                        421     371    362    371      397    302     262     328     251       213       183

Number of shareowners (in thousands)         43      43     41     38       43     44      43      41      51(e)     50(e)    49(e)

Weighted average shares outstanding       250.7   251.9  251.7  254.0    259.2  258.5   258.9   259.8   258.9     258.3     258.1
                                         ------------------------------------------------------------------------------------------

(a) 1993 includes pre-tax divestiture and restructuring charges of $353  million; $300 million after taxes or $1.19 per share.  1993 also includes  the cumulative effect of changes in accounting of $249 million or $.99 per  share.
(b) 1990 includes pre-tax divestiture and restructuring charges of $339  million; $302 million after taxes or $1.16 per share.
(c) 1989 includes pre-tax restructuring charges of $343 million; $261 million  after taxes or $1.01 per share.
(d) 1988 includes pre-tax restructuring charges of $49 million; $29 million  after taxes or 12 cents per share.  1988 also includes the cumulative effect of a change in accounting for income taxes of $32 million or 13 cents per share.
(e) Includes employees under the Employee Stock Ownership Plan terminated in  1987.
(f) Operating working capital equals current assets minus current liabilities  plus notes payable, dividend payable and divestiture and restructuring reserves.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



              CAMPBELL SOUP COMPANY AND CONSOLIDATED SUBSIDIARIES
              ---------------------------------------------------


RESULTS OF OPERATIONS
- ---------------------

OVERVIEW

Earnings per share rose 14% to $2.51, compared to $2.21, before special charges, the prior year. Net earnings climbed 13% to a record $630 million versus $557 million before special charges last year. Special charges in fiscal 1993 consisted of $1.19 per share for restructuring and $.99 per share for adoption of new accounting standards, reducing reported earnings per share to $.03. Net sales rose 2% to a record $6.7 billion, from $6.6 billion in fiscal 1993. Excluding divested businesses and currency fluctuations, sales were up 4%.

Soup shipments in the U.S. were down 7% from the prior year as the U.S. Soup unit refocused marketing spending on the retail consumer and initiated a program to eliminate costly peaks in the manufacturing and shipping cycles. Outside the U.S., soup volume increased 12%.

Record earnings are a tribute to a better-balanced worldwide business portfolio, as both Biscuit and Bakery and International delivered strong earnings gains while U.S. earnings were relatively flat.


1994 COMPARED TO 1993

RESULTS BY DIVISION

CAMPBELL U.S.A. - Operating earnings for Campbell U.S.A. were $783 million in 1994 compared to $780 million in 1993, before 1993 special charges of $175 million. Net sales were $4.0 billion in 1994, 3% below 1993.

These results reflect decisions by the U.S. Soup unit to level production and ship to customer demand. "Swanson" dinners, "Great Starts" breakfasts and "Prego" spaghetti sauces achieved solid volume growth. Food service products continued rapid growth led by frozen entrees and custom packed products for quick-service restaurants.

CAMPBELL BISCUIT AND BAKERY - Operating earnings rose 45% to $153 million in 1994 from $106 million in 1993 before special charges of $5 million.
The division achieved net sales of $1.2 billion, a 24% increase. This performance reflects a full year of results for Arnotts in Australia, which was acquired in the third quarter of 1993, and a turnaround at Delacre in Europe. Excluding the effect of the additional investment in Arnotts, earnings increased 17% and sales were flat.

Pepperidge Farm's frozen pastry products and garlic breads achieved solid volume gains. At Arnotts, volume gains were strong in the chocolate category and flavored snacks. Sales at Delacre were down due to the lingering effects of recession in Europe, but earnings were up significantly on lower manufacturing costs.

CAMPBELL INTERNATIONAL - Operating earnings increased 23% to $136 million in 1994, from $111 million in 1993 before special charges of $173 million. Operating earnings improvements were achieved in all International locations with the United Kingdom, Argentina, Mexico and Campbell's confectionery business turning in strong performances.

Net sales were $1.55 billion in 1994, a 2% decline from $1.58 billion in 1993. Net sales before divestitures and currency fluctuations increased 6.5%. Soup in the United Kingdom, Mexico, Australia and Hong Kong, and Godiva worldwide achieved very strong volume growth. Sales in the United Kingdom also benefited from the 1993 acquisition of "Fray Bentos".

STATEMENT OF EARNINGS

Gross margins improved 1.7 points to 40.5% as a result of higher selling prices.

Marketing and selling expenses increased to 19.0% of sales from 18.3% in 1993. Growth in marketing spending was substantially less than in prior years as a result of company efforts to refocus trade promotional activities on the consumer and better match shipments to consumption. Advertising was even with 1993.

Administrative expenses declined to 4.4% of sales from 4.7% a year ago, due principally to lower management incentive plan expenses and cost controls.

Research and development increased 13% due to new product development and the opening of a new research and test facility in Camden, New Jersey.

Interest expense decreased 11% principally as a result of a decline in the company's average effective interest rate to 7.6%.

Other expense increased $13 million because of minority owners' share of Arnotts' earnings for the full year in 1994 versus five months in 1993.

The effective tax rate declined to 34.6% from 50.5% in 1993. The higher rate in 1993 reflected non-deductible divestiture and restructuring charges.

Net margins increased to 9.4%, the highest level since the company went public in 1954.

1993 COMPARED TO 1992

RESULTS BY DIVISION

CAMPBELL U.S.A. - Operating earnings for Campbell U.S.A. were $605 million in 1993 after special charges of $175 million, compared to $741 million in 1992. Before these charges, operating earnings grew 5% to $780 million.

Net sales were $4.1 billion in 1993, an increase of 2% over 1992. Soup volume was up 2.5% despite one less week in fiscal 1993, with strong performances by "Home Cookin'" and "Healthy Request" ready-to-serve soups. In the frozen food business, "Swanson" kids' meals and "Great Start" breakfast sandwiches turned in impressive volume gains. The newly introduced "Pepperidge Farm" gravies delivered strong volume growth as did Food Service frozen products and "Vlasic" pickles.

CAMPBELL BISCUIT AND BAKERY - The Biscuit and Bakery Division reported operating earnings of $101 million after special charges of $5 million. Before the charges, earnings rose 16% to $106 million. Net sales increased 23% to $999 million. These increases stem mainly from attaining 58% ownership of Arnotts in fiscal 1993, which contributed $170 million in sales in the year. Previously, the company owned 33% and accounted for its investment on the equity method. Arnotts had strong earnings growth in the year. Pepperidge Farm volume increased slightly for the year with sales trends improving significantly in the fourth quarter led by the introduction of "Goldfish" cookies and frozen garlic bread and rolls.

Earnings of Delacre in Europe were down because of a sluggish European economy, the costs of starting up new production lines, and the introduction of the new "Biscuits Maison de Delacre", patterned after Pepperidge Farm's "American Collection" and Old Fashioned cookies.

CAMPBELL INTERNATIONAL - Campbell International reported an operating loss of $62 million after special charges of $173 million. Before these charges, operating earnings increased 21% over 1992 to $111 million, due primarily to significant improvements in the United Kingdom and Germany.

Sales increased 3% to $1.58 billion from $1.54 billion. Both sales and earnings benefited from the third quarter acquisition of "Fray Bentos", the leading premium canned-meat brand in the United Kingdom, and from the company's acquisition of the remaining 50 percent ownership of the Spring Valley juice business in Australia.

STATEMENTS OF EARNINGS

Gross margins improved 2.1 percentage points to 38.8%, with improvement due to higher selling prices, which contributed 1.7 points, and lower manufacturing costs.

Marketing and selling expenses were 18.3% of net sales compared to 16.8% in 1992. The company continued to spend aggressively in support of its brands and new product introductions.

Administrative expenses increased to 4.7% of sales from 4.5% a year ago, principally due to accruals for management incentive programs because earnings exceeded target levels.

Interest expense decreased in 1993 due principally to lower interest rates. The increase in other expense resulted primarily from minority interest and amortization of intangible assets related to Arnotts. The effective tax rate was 50.5% compared to 38.6% in 1992. The principal reason for the high rate for 1993 was that certain of the divestiture and restructuring charges were not tax deductible. Excluding the effects of that program, the effective tax rate for 1993 was 36.2%.

SPECIAL CHARGES

On January 28, 1993, the company's Board of Directors approved a divestiture and restructuring program which specifically identified six manufacturing plants to be closed and fourteen businesses to be sold. This action was taken to consolidate high cost, underutilized plants into more cost effective locations; and to prune out low return, non-strategic businesses which were detracting from the company's earnings and returns and were requiring an inordinate amount of management's time and attention.

At the time of the Board's approval, charges of $353 million, $300 million after tax or $1.19 per share, were recorded for the estimated loss on disposition of plant assets, cost of closing each plant and loss on each business divestiture.

A summary of the original reserve and charges through July 31, 1994 is as follows:



                                       Original         1993          Balance          1994        Balance
                                        Reserve        Charges         8/1/93         Charges      7/31/94
                                        -------       ---------       -------        --------      -------
Loss on disposal of assets               $275           $(79)           $196           $(66)         $130

Severance and benefits                     52            (10)             42            (18)           24

Other                                      26             (5)             21             (5)           16
                                        -----         ------          ------          -----         -----
   Total                                 $353           $(94)           $259           $(89)         $170
                                        =====         ======          ======          =====         =====

Current                                  $153                            $92                         $170

Non-current                               200                            167                           -
                                        -----                         ------                        -----
   Total                                 $353                           $259                         $170
                                        =====                         ======                        =====

Of the total charge of $353 million, non-cash charges of $275 million represent the excess of net book value of plants to be closed and businesses to be sold over the estimated sales proceeds. The balance of the charges represents cash outflows of $78 million which occurred or are expected to occur as follows: 1993 - $15 million, 1994 - $23 million, and 1995 - $40 million.

Four of the six plant closings have been completed. In lieu of closing, one plant was restructured, principally through headcount reductions. Six businesses were divested in 1993 and 1994 and the company plans to complete the restructuring program in fiscal 1995.

The businesses to be divested represent approximately $382 million in annual sales. The entire program anticipates an annual improvement in net earnings of $28 million when fully implemented. This total includes savings after tax of $19 million from direct labor and plant overhead reductions and $6 million in non-cash savings principally from reductions in depreciation and amortization. Cash outflows do not adversely affect the company's liquidity.

Effective August 3, 1992, the company adopted Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," No. 109, "Accounting for Income Taxes," and No. 112, "Employers' Accounting for Postemployment Benefits". The after-tax effect of these accounting changes was a "one- time" charge to 1993 earnings of $249 million or $.99 per share. These accounting changes are more fully described in Note 2 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Consistently strong cash flows, a strong balance sheet and an "AA" credit rating demonstrate the company's continued superior financial strength.

CASH FLOWS FROM OPERATING ACTIVITIES provided $968 million in 1994, an increase of $316 million or 48% over 1993. Over the last three years, operating cash flow totaled $2.4 billion. This strong cash generating capability provides the company substantial financial flexibility in meeting operating and investing objectives.

CAPITAL EXPENDITURES were $421 million in 1994, up $50 million from the prior year due to a high level of cost savings projects, including restructuring programs announced in the second quarter of 1993. Capital expenditures are projected to reach $450 million in 1995.

ACQUISITIONS in 1994 totaled $14 million and included the Australian mushroom business, Dandy Mushrooms, and the Australian canned-meat business, "Fray Bentos".

LONG-TERM DEBT increased due to issuance of $100 million of notes bearing an interest rate of 5.625% with a maturity in fiscal 2004.

SHORT-TERM BORROWINGS decreased by $235 million in 1994 due to strong operating cash flow. The company retired $100 million of 9.125% notes classified as current at the end of 1993.

The company has ample financial resources, including unused lines of credit totaling $615 million and has ready access to financial markets around the world. The pre-tax interest coverage ratio was 12.2 for 1994 compared to
10.0 in 1993, before special charges.

DIVIDEND payments increased $50 million or 23% to $266 million in 1994, compared to $216 million in 1993. Dividends declared in 1994 totaled $1.09 per share, up from $.915 per share in 1993. The 1994 fourth quarter rate was 28 cents.

COMMON STOCK REPURCHASES for the treasury totaled 4 million shares at a cost of $145 million during 1994, compared to repurchases of 1.1 million shares at a cost of $42 million in the same period for 1993. In July 1994, the Board of Directors authorized the repurchase of an additional 7.5 million shares.

TOTAL ASSETS increased 2% to a record $5 billion during 1994. Accounts receivable decreased $68 million as a result of a reduction in year-end
sales promotions and inventories were also down.   However, fixed assets
increased because of heavy capital expenditures.

TOTAL LIABILITIES decreased $191 million or 6% with total borrowings down $137 million and completion of $89 million of restructuring activities.

INFLATION

Inflation during recent years has not had a significant effect on the company. The company attempts to mitigate the effects of inflation on sales and earnings by increasing selling prices where appropriate and aggressively pursuing an ongoing cost- improvement effort which includes capital investments in more efficient plants and equipment and integrated business systems. The divestiture and restructuring programs instituted since 1988 have made the company a more cost-effective producer.

INDEX TO FINANCIAL STATEMENTS

  Financial Statements
  --------------------

             Report of Independent Accountants                                          F-9

             Consolidated Statements of Earnings for 1994, 1993 and 1992                F-10

             Consolidated Balance Sheets as of July 31, 1994 and
             August 1, 1993                                                             F-11

             Consolidated Statements of Cash Flows for 1994, 1993 and 1992              F-12

             Consolidated Statements of Shareowners' Equity for 1994, 1993 and 1992     F-13

             Changes in Number of Shares                                                F-14

             Summary of Significant Accounting Policies                                 F-15

             Notes to Consolidated Financial Statements                                 F-15 to F-27

  Financial Statement Schedules
  -----------------------------

             Schedule V - Property, Plant and Equipment                                 S-1

             Schedule VI - Accumulated Depreciation and Amortization of
             Property, Plant and Equipment                                              S-2

             Schedule IX - Short-term Borrowings                                        S-3

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------




To the Shareowners and Directors
of Campbell Soup Company





     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Campbell Soup Company and its subsidiaries at July 31, 1994 and August 1, 1993, and results of their operations and their cash flows for each of the three years in the period ended July 31, 1994 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 2, the company changed its methods of accounting for income taxes, postretirement benefits and postemployment benefits in 1993.




PRICE WATERHOUSE LLP




Thirty South Seventeenth Street
Philadelphia, Pennsylvania 19103
September 7, 1994

Campbell Soup Company
CONSOLIDATED STATEMENTS OF EARNINGS
(millions, except per share amounts)

                                                                       1994                1993                   1992
                                                                    (52 WEEKS)          (52 weeks)             (53 weeks)
                                                                   -----------          ----------            -----------
NET SALES                                                             $6,690             $6,586                $6,263
- -------------------------------------------------------------------------------------------------------------------------
Costs and expenses
  Cost of products sold                                                3,978              4,028                 3,963
  Marketing and selling expenses                                       1,269              1,208                 1,050
  Administrative expenses                                                297                306                   282
  Research and development expenses                                       78                 69                    60
  Interest expense (Note 4)                                               74                 83                   102
  Interest income                                                        (10)                (9)                  (15)
  Other expense (Note 5)                                                  41                 28                    22
  Divestiture and restructuring charges (Note 6)                         -                  353                     -
- -------------------------------------------------------------------------------------------------------------------------

     Total costs and expenses                                          5,727              6,066                 5,464
- -------------------------------------------------------------------------------------------------------------------------

Earnings before taxes                                                   963                 520                   799

Taxes on earnings (Note 9)                                              333                 263                   308
- -------------------------------------------------------------------------------------------------------------------------

Earnings before cumulative effect of
  accounting changes                                                    630                 257                   491
Cumulative effect of accounting changes (Note 2)                          -                 249                     -
- -------------------------------------------------------------------------------------------------------------------------

NET EARNINGS                                                        $   630             $     8               $   491
=========================================================================================================================

PER SHARE (NOTE 20)

  Earnings before cumulative effect of
    accounting changes                                               $ 2.51               $1.02                 $1.95

  Cumulative effect of accounting changes                                 -                 .99                     -
- -------------------------------------------------------------------------------------------------------------------------

  NET EARNINGS                                                      $  2.51             $   .03               $  1.95
=========================================================================================================================

Weighted average shares outstanding                                     251                 252                   252
=========================================================================================================================


The accompanying Summary of Significant Accounting Policies and Notes on pages F-15 to F-27 are an integral part of the financial statements.

Campbell Soup Company
CONSOLIDATED BALANCE SHEETS
(millions)

                                                                                      JULY 31,               August 1,
                                                                                        1994                   1993
                                                                                     ---------              ---------
CURRENT ASSETS
  Cash and cash equivalents (Note 11)                                               $    94                 $    63
  Other temporary investments, at cost
    which approximates market                                                             2                       7
  Accounts receivable (Note 12)                                                         578                     646
  Inventories (Note 13)                                                                 786                     804
  Prepaid expenses (Note 14)                                                            141                     166
- -----------------------------------------------------------------------------------------------------------------------
     Total current assets                                                             1,601                   1,686
- -----------------------------------------------------------------------------------------------------------------------
PLANT ASSETS, NET OF DEPRECIATION (NOTE 15)                                           2,401                   2,265
INTANGIBLE ASSETS, NET OF AMORTIZATION (NOTE 16)                                        582                     596
OTHER ASSETS (NOTE 17)                                                                  408                     351
- -----------------------------------------------------------------------------------------------------------------------
     Total assets                                                                    $4,992                  $4,898
=======================================================================================================================

CURRENT LIABILITIES
  Notes payable (Note 18)                                                            $  434                 $   669
  Payable to suppliers and others                                                       473                     510
  Accrued liabilities                                                                   570                     499
  Dividend payable                                                                       71                      64
  Accrued income taxes                                                                  117                     109
- -----------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                        1,665                   1,851
- -----------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT (NOTE 18)                                                                560                     462
NONPENSION POSTRETIREMENT BENEFITS (NOTE 8)                                             402                     370
OTHER LIABILITIES (NOTE 19)                                                             376                     511
- -----------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                3,003                   3,194
- -----------------------------------------------------------------------------------------------------------------------

SHAREOWNERS' EQUITY (NOTE 20)
  Preferred stock; authorized 40 shares;
    none issued                                                                           -                       -
  Capital stock, $.075 par value; authorized
    280 shares; issued 271 shares                                                        20                      20
  Capital surplus                                                                       155                     149
  Earnings retained in the business                                                   2,359                   2,002
  Capital stock in treasury, 23 shares in 1994
    and 19 shares in 1993, at cost                                                     (559)                   (428)
  Cumulative translation adjustments                                                     14                     (39)
- -----------------------------------------------------------------------------------------------------------------------
     Total shareowners' equity                                                        1,989                   1,704
- -----------------------------------------------------------------------------------------------------------------------

     Total liabilities and shareowners' equity                                       $4,992                  $4,898
=======================================================================================================================

The accompanying Summary of Significant Accounting Policies and Notes on pages F-15 to F-27 are an integral part of the financial statements.

Campbell Soup Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

                                                                            1994             1993               1992
                                                                          ---------        --------           --------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                                                $630             $  8               $491
  To reconcile net earnings to net cash
    provided by operating activities:
      Divestiture and restructuring provisions                                 -               353                  -
      Cumulative effect of accounting changes                                  -               249                  -
      Depreciation and amortization                                           255              242                216
      Deferred taxes                                                           34              (48)                34
      Other, net                                                               46               41                 25
      Net change in accounts receivable                                        73              (73)               (17)
      Net change in inventories                                                18              (90)                 7
      Net change in other current assets and liabilities                      (88)             (30)               (12)
- ------------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                            968              652                744
- ------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of plant assets                                                  (421)            (366)              (337)
  Sales of plant assets                                                        42               37                 26
  Businesses acquired                                                         (14)            (262)               (31)
  Sales of businesses                                                          27               10                  3
  Net change in other assets                                                  (48)             (19)               (55)
  Net change in other temporary investments                                     5               (1)                 7
- ------------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                               (409)            (601)              (387)
- ------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings                                                        115                2                  6
  Repayments of long-term borrowings                                         (117)            (223)              (222)
  Net change in borrowings with less than
    three-month maturities                                                    (84)             389                 81
  Other short-term borrowings                                                  34               56                 77
  Repayments of other short-term borrowings                                   (87)             (98)               (74)
  Dividends paid                                                             (266)            (216)              (166)
  Treasury stock purchases                                                   (145)             (42)              (150)
  Treasury stock issued                                                        16               35                 19
- ------------------------------------------------------------------------------------------------------------------------
         Net cash used in financing activities                               (534)             (97)              (429)
- ------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                         6               (3)                 5
- ------------------------------------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                        31              (49)               (67)

Cash and cash equivalents at beginning of year                                 63              112                179
- ------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $  94             $ 63               $112
========================================================================================================================



    The accompanying Summary of Significant Accounting Policies and Notes on pages F-15 to F-27 are an integral part of the financial statements.

Campbell Soup Company
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
(millions)

                                                                                              Capital
                                                                         Earnings retained     stock     Cumulative       Total
                                        Preferred   Capital   Capital         in the            in       translation   shareowners'
                                          stock      stock    surplus       business         treasury    adjustments      equity
                                        ------------------------------------------------------------------------------------------
Balance at July 28, 1991                    -       $  20       $107           $1,913          $(270)        $  23         $1,793
Net earnings                                                                      491                                         491
Cash dividends ($.71 per share)                                                  (179)                                       (179)
Treasury stock purchased                                                                        (150)                        (150)
Treasury stock issued under Management
  incentive and Stock option plans                                 9                              18                           27
Translation adjustments                                                                                         45             45
- ---------------------------------------------------------------------------------------------------------------------------------
Balance at August 2, 1992                    -         20        116            2,225           (402)           68          2,027

Net earnings                                                                        8                                           8
Cash dividends ($.915 per share)                                                 (231)                                       (231)
Treasury stock purchased                                                                         (42)                         (42)
Treasury stock issued under Management
  incentive and Stock option plans                                33                              16                           49
Translation adjustments                                                                                       (107)          (107)
- ---------------------------------------------------------------------------------------------------------------------------------
Balance at August 1, 1993                   -          20        149            2,002           (428)          (39)         1,704

NET EARNINGS                                                                      630                                         630
CASH DIVIDENDS ($1.09 PER SHARE)                                                 (273)                                       (273)
TREASURY STOCK PURCHASED                                                                        (145)                        (145)
TREASURY STOCK ISSUED UNDER MANAGEMENT
INCENTIVE AND STOCK OPTION PLANS                                   6                              14                           20
TRANSLATION ADJUSTMENTS                                                                                         53             53
- ---------------------------------------------------------------------------------------------------------------------------------

BALANCE AT JULY 31, 1994                    -       $  20       $155           $2,359          $(559)        $  14         $1,989
=================================================================================================================================

The accompanying Summary of Significant Accounting Policies and Notes on pages F-15 to F-27 are an integral part of the financial statements.

CHANGES IN NUMBER OF SHARES
(thousands)

                                                                                                 In    treasury
                                                               Issued            Outstanding
- -----------------------------------------------------------------------------------------------------------------
Balance at July 28, 1991                                       271,245             254,007               17,238
Treasury stock purchased                                                            (3,986)               3,986
Treasury stock issued under Management
  incentive and Stock option plans                                                   1,147               (1,147)
- -----------------------------------------------------------------------------------------------------------------

Balance at August 2, 1992                                      271,245             251,168               20,077
Treasury stock purchased                                                            (1,104)               1,104
Treasury stock issued under Management
  incentive and Stock option plans                                                   1,642               (1,642)
- -----------------------------------------------------------------------------------------------------------------
Balance at August 1, 1993                                      271,245             251,706               19,539
TREASURY STOCK PURCHASED                                                            (3,989)               3,989
TREASURY STOCK ISSUED UNDER MANAGEMENT
  INCENTIVE AND STOCK OPTION PLANS                                                     602                 (602)
- -----------------------------------------------------------------------------------------------------------------

BALANCE AT JULY 31, 1994                                       271,245             248,319               22,926
=================================================================================================================


The accompanying Summary of Significant Accounting Policies and Notes on pages F-15 to F-27 are an integral part of the financial statements.

CAMPBELL SOUP COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(MILLION DOLLARS)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       CONSOLIDATION - The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. Significant intercompany transactions are eliminated in consolidation. Investments of 20% or more in affiliates are accounted for by the equity method.

       FISCAL YEAR - The company's fiscal year ends on the Sunday nearest July 3l. There were 52 weeks in fiscal 1994 and fiscal 1993 and 53 weeks in fiscal 1992.

       INVENTORIES - Substantially all domestic inventories are priced at the lower of cost or market, with cost determined by the last-in, first-out (LIFO) method. Other inventories are priced at the lower of average cost or market.

       INTANGIBLES - The excess of cost of investments over net assets of purchased companies is amortized on a straight-line basis over periods not exceeding forty years.

       PLANT ASSETS - Plant assets are stated at historical cost. Alterations and major overhauls which extend the lives or increase the capacity of plant assets are capitalized. The amounts for property disposals are removed from plant asset and accumulated depreciation accounts and any resultant gain or loss is included in earnings. Ordinary repairs and maintenance are charged to operating costs.

       DEPRECIATION - Depreciation provided in costs and expenses is on the straight-line method. Accelerated methods of depreciation are used for income tax purposes in certain jurisdictions.

       PENSION AND RETIREE BENEFIT PLANS - Costs are accrued over employees' careers based on plan benefit formulas.

       CASH AND CASH EQUIVALENTS - All highly liquid debt instruments purchased with a maturity of three months or less are classified as Cash equivalents.

       FINANCIAL INSTRUMENTS - In managing interest rate exposure, the company at times enters into interest rate swap agreements. When interest rates change, the difference to be paid or received is accrued and recognized as interest expense over the life of the agreement. In order to hedge foreign currency exposures on firm commitments, the company at times enters into forward foreign exchange contracts. Gains and losses resulting from these instruments are recognized in the same period as the underlying hedged transaction. The company also at times enters into foreign currency swap agreements which are effective as hedges of net investments in foreign subsidiaries. Realized and unrealized gains and losses on these currency swaps are recognized in the Cumulative translation adjustments account in Shareowners' equity. The fair values of the company's financial instruments are estimated based on quoted market prices for the same or similar issues.

       INCOME TAXES - Deferred taxes are provided in accordance with Statement of Financial Accounting Standards (FAS) No. 109 effective in fiscal 1993. In fiscal 1992, deferred taxes were provided in accordance with FAS No. 96.

2.     ACCOUNTING CHANGES

       In 1993, the company adopted Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," No. 109, "Accounting for Income Taxes," and No. 112, "Employers' Accounting for Postemployment Benefits."

       FAS No. 106 requires accrual of the cost of retiree health and life insurance benefits during the years that employees render service. These costs were previously expensed as claims were paid. The company elected to recognize the effect of the transition liability for past service costs by recording a one-time, non-cash charge against 1993 earnings of $230 or $.91 per share. Adoption of FAS No. 106 also decreased 1993 earnings per share by $.07 for the pre-tax incremental annual charge and 1994 earnings per share by $.08.

       FAS No. 112 requires the company to account for postemployment benefits on the accrual basis. The cumulative effect of this change in accounting decreased 1993 net earnings by $22 or $.09 per share.

       FAS No. 109 requires the company to recognize the benefit of certain deferred tax assets, increasing 1993 net earnings by $3 or $.01 per share.

3.     GEOGRAPHIC AREA INFORMATION

       The company is predominantly engaged in the manufacture and sale of prepared convenience foods. The following presents information about operations in different geographic areas:

                                                                          1994              1993             1992
                                                                         ------            ------           ------
       Net sales
         United States                                                   $4,639            $4,743           $4,649
         Europe                                                           1,041             1,050            1,043
         Australia                                                          507               256               70
         Other countries                                                    604               661              582
         Adjustments and eliminations                                      (101)             (124)             (81)
                                                                         ------            ------           ------
         Consolidated                                                    $6,690            $6,586           $6,263
                                                                         ======            ======           ======

       Earnings (loss) before taxes
         United States                                                   $  854            $  715           $  809
         Europe                                                              64              (170)              45
         Australia                                                           81                48               18
         Other countries                                                     73                51               52
                                                                         ------            ------           ------
                                                                          1,072               644              924
         Unallocated corporate expenses                                     (45)              (50)             (38)
         Interest, net                                                      (64)              (74)             (87)
                                                                         ------            ------           ------

         Consolidated                                                    $  963            $  520           $  799
                                                                         ======            ======           ======

                                                                          1994              1993             1992
                                                                         ------            ------           ------
       Identifiable assets
         United States                                                   $2,992            $2,961           $2,802
         Europe                                                             724               669              831
         Australia                                                          732               691              208
         Other countries                                                    544               577              513
                                                                         ------            ------           ------
         Consolidated                                                    $4,992            $4,898           $4,354
                                                                         ======            ======           ======

       Transfers between geographic areas are recorded at cost plus markup or at market. 1993 divestiture and restructuring charges of $353 were allocated to geographic areas as follows: United States - $126, Europe - $210 and Other - $17.

4.     INTEREST EXPENSE

                                                                            1994              1993             1992
                                                                           ------            -----             ----
       Interest expense                                                      $85               $96             $120
       Less interest capitalized                                              11                13               18
                                                                             ---               ---              ---
                                                                             $74               $83             $102
                                                                             ===               ===              ===


5.     OTHER EXPENSE
       Included in other expense are the following:

                                                                            1994            1993              1992
                                                                           ------          ------             ----
        Stock price related incentive programs                              $12             $13               $13
        Amortization of intangible and other assets                          18              19                16
        Minority interests                                                   25               9                 -
        Equity earnings of affiliates                                         -             (10)               (9)
        Other, net                                                          (14)             (3)                2
                                                                            ---             ---               ---
                                                                            $41             $28               $22
                                                                            ===             ===               ===


6.     DIVESTITURE AND RESTRUCTURING CHARGES

       On January 28, 1993, the company's Board of Directors approved a divestiture and restructuring program which specifically identified six manufacturing plants to be closed and fourteen businesses to be sold. At the time of the Board's approval, charges of $353, $300 after tax or $1.19 per share, were recorded for the estimated loss on disposition of plant assets, cost of closing each plant and loss on each business divestiture.

Components of the original reserve and charges through July 31, 1994 are as follows:


                                                   Original          1993          Balance         1994          Balance
                                                    Reserve         Charges         8/1/93        Charges        7/31/94
                                                    -------        --------        -------      ----------       -------
            Loss on disposal of assets                $275           $(79)           $196         $(66)            $130
            Severance and benefits                      52            (10)             42          (18)              24
            Environmental cleanup at
             facilities to be sold                       8              -               8           -                 8
            Lease buyout                                 6              -               6           -                 6
            Equipment transfers                         10             (4)              6           (4)               2
            Other                                        2             (1)              1           (1)               0
                                                      ----           ----            ----         ----             ----
               Total                                  $353           $(94)           $259         $(89)            $170
                                                      ====           ====            ====         ====             ====
            Current                                   $153                            $92                           170
            Non-current                                200                            167                            -
                                                      ----                           ----                          ----
               Total                                  $353                           $259                          $170
                                                      ====                           ====                          ====

       Four of the six plant closings have been completed. In lieu of closing, one plant was restructured, principally through headcount reductions. Six businesses were divested in 1993 and 1994. The company plans to complete the program in fiscal 1995.


7.     ACQUISITIONS

       During 1994, 1993 and 1992 the company made several acquisitions. These acquisitions were accounted for as purchase transactions, and operations of the acquired companies are included in the financial statements from the dates the acquisitions were recorded. The costs of these acquisitions were allocated as follows:


                                                                           1994              1993            1992
                                                                          ------            ------         -------
        Working capital                                                     $ 1             $   1             $ 5
        Fixed assets                                                          7               272              13
        Intangibles, principally goodwill                                     6               131              16
        Other assets                                                          -                11               -
        Long-term liabilities and other                                       -               (72)             (3)
        Minority interest                                                     -               (81)              -
                                                                            ---              ----             ---
                                                                            $14              $262             $31
                                                                            ===              ====             ===

       Acquisitions in 1994 consisted of the Australian mushroom business, Dandy Mushrooms, and the Australian canned-meat business, "Fray Bentos".

       During 1993, the company increased its ownership of Arnotts Limited, Australia's leading biscuit manufacturer, to 58% from 33% prior to fiscal 1993. Therefore, beginning in the third quarter of fiscal 1993, Arnotts' results were consolidated. Prior to this time, Campbell's investment in Arnotts was accounted for by the equity method. Net sales and net earnings for 1993 would have increased by $295 and $3, respectively, had the increase in ownership of Arnotts occurred at August 3, 1992.

8.     PENSION PLANS AND RETIREMENT BENEFITS

       Pension Plans - Substantially all of the company's U.S. and certain non-U.S. employees are covered by noncontributory defined benefit pension plans. Plan benefits are generally based on years of service and employees' compensation during the last years of employment. Benefits are paid from funds previously provided to trustees and insurance companies or are paid directly by the company. Actuarial assumptions and plan provisions are reviewed regularly by the company and its independent actuaries to ensure that plan assets will be adequate to provide pension and survivor benefits. Plan assets consist primarily of investments in common stock, fixed income securities, real estate and money market funds. Pension expense included the following:

                                                                           1994             1993             1992
                                                                           ----           -------          -------
         Benefits earned during the year                                   $ 31             $ 26             $ 23
         Interest cost                                                       82               78               75
         Net amortization and deferrals                                      (7)              38                5
         Actual return on plan assets                                       (82)            (115)             (82)
                                                                           ----             ----             ----
                                                                             24               27               21
         Other pension expense                                                7                7                7
                                                                           ----             ----             ----
         Consolidated pension expense                                      $ 31             $ 34             $ 28
                                                                           ====             ====             ====

       Weighted average rates for principal
         actuarial assumptions were:
         Discount rate                                                     8.25%            7.50%            8.25%
         Long-term rate of compensation increase                           5.50%            5.00%            5.50%
         Long-term rate of return on plan assets                           9.25%            9.25%            9.25%

       The funded status of the plans was as follows:
                                                                                         JULY 31,        August 1,
                                                                                           1994            1993
                                                                                       ----------        ---------
       Actuarial present value of benefit obligations:
         Vested                                                                          $ (909)            $(913)
         Non-vested                                                                         (44)              (41)
                                                                                         ------            ------
         Accumulated benefit obligation                                                    (953)             (954)
         Effect of projected future salary increases                                       (143)             (124)
                                                                                         ------            ------
         Projected benefit obligation                                                    (1,096)           (1,078)
       Plan assets at market value                                                        1,171             1,035
                                                                                         ------            ------
       Plan assets in excess of (less than)
         projected benefit obligation                                                        75               (43)
       Unrecognized net loss                                                                217               259
       Unrecognized prior service cost                                                       87                80
       Unrecognized net assets at transition                                                (62)              (27)
                                                                                         ------            ------
       Prepaid pension expense                                                           $  317            $  269
                                                                                         ======            ======

       Pension coverage for employees of certain non-U.S. subsidiaries and other supplemental pension benefits of the company are provided to the extent determined appropriate through their respective plans. Obligations under such plans are systematically provided for by depositing funds with trusts or under insurance contracts. The assets and obligations of these plans are not material.

        Savings Plans - The company sponsors employee savings plans which cover substantially all U.S. employees. After one year of continuous service the company generally matches 50% of employee contributions up to five percent of compensation. In fiscal 1994, 1993 and 1992 the company increased its contribution to 60% because earnings goals were achieved. Amounts charged to costs and expenses were $14 in 1994, $13 in 1993, and $12 in 1992.

        Retiree Benefits - The company provides certain health care and life insurance benefits (postretirement benefits) to substantially all retired U.S. employees and their dependents. Employees who have 10 years of service after the age of 45 and retire from the company are eligible to participate in the postretirement benefit plans.

        Postretirement benefit expense was comprised of the following:

                                                                                  1994               1993
                                                                                  ----               ----
        Benefits earned during the year                                            $19                $16
        Interest cost                                                               31                 30
                                                                                   ---                ---
          Postretirement benefit expense                                           $50                $46
                                                                                   ===                ===


        Healthcare claims and death benefits paid totaled $18 in 1994, $18 in 1993 and $16 in 1992.

                                                                                 JULY 31,           August 1,
                                                                                   1994               1993
                                                                                ---------          ----------
        Actuarial present value of benefit obligations:
                 Retirees                                                          $285               $245
                 Fully eligible active plan participants                             81                 81
                 Other active plan participants                                      93                 93
                                                                                   ----               ----
        Accumulated benefit obligation                                              459                419
        Unrecognized net loss                                                       (38)               (29)
                                                                                   ----               ----
          Accrued postretirement benefit liability                                 $421               $390
                                                                                   ====               ====

        The discount rate used to determine the accumulated postretirement benefit obligation was 8.25% in 1994 and 7.5% in 1993. The assumed initial healthcare cost trend rate used to measure the accumulated postretirement benefit obligation was 11.5%, declining to 6.0% over a period of 11 years and continuing at 6.0% thereafter. A one-percentage-point increase in the assumed healthcare cost trend rate would have increased the 1994 accumulated postretirement benefit obligation by $50 and postretirement benefit expense by $7.

        Obligations related to non-U.S. postretirement benefit plans are not significant since these benefits are generally provided through government-sponsored plans.
        Postretirement benefits payable in fiscal 1995 of $19 are included in "Accrued liabilities."

9.     TAXES ON EARNINGS

       The provision for income taxes consists of the following:

                                                                           1994             1993             1992
                                                                           ----             ----             ----
       Income taxes:
          Currently payable
               Federal                                                     $216             $241             $225
               State                                                         24               27               27
               Non-U.S.                                                      59               43               22
                                                                           ----             ----             ----
                                                                            299              311              274
                                                                           ----             ----             ----
          Deferred
               Federal                                                       34              (39)              21
               State                                                          -               (1)              11
               Non-U.S.                                                       -               (8)               2
                                                                           ----             ----             ----
                                                                             34              (48)              34
                                                                           ----             ----             ----
                                                                           $333             $263             $308
                                                                           ====             ====             ====
       Earnings before income taxes and
         cumulative effect of accounting change:
               United States                                               $622             $614             $704
               Non-U.S.                                                     341              (94)              95
                                                                           ----             ----             ----
                                                                           $963             $520             $799
                                                                           ====             ====             ====

       The increases in the Non-U.S. current tax provision is primarily attributable to the consolidation of Arnotts beginning in March 1993. The deferred tax credit in 1993 resulted principally from charges for restructuring and other postretirement benefits.

       The following is a reconciliation of effective income tax rates with the U.S. Federal statutory income tax rate:

                                                                           1994             1993             1992
                                                                           ----             ----             ----
       Federal statutory income tax rates                                  35.0%            34.0%            34.0%
       State income taxes (net of Federal tax benefit)                      2.4              2.6              3.1
       Nondeductible divestiture and restructuring
         charges                                                            -               14.3              -
       Non-U.S. earnings taxed at other
         than Federal statutory rate                                        (.2)              .4              (.1)
       Other                                                               (2.6)             (.8)             1.6
                                                                          -----            -----            -----
       Effective income tax rate                                           34.6%            50.5%            38.6%
                                                                          ======           ======           ======

           Deferred tax liabilities and assets are comprised of the following at July 31, 1994:

                                                                          JULY             August
                                                                        31, 1994          1, 1993
                                                                        --------          -------
        Depreciation                                                      $200             $158
        Pensions                                                           108               95
        Other                                                               87              107
                                                                          ----             ----
        Deferred tax liabilities                                           395              360
                                                                          ----             ----

        Restructuring accruals                                              88              135
        Benefits and compensation                                          170              175
        Tax loss carryforwards                                              91               27
        Other                                                               55               62
                                                                          ----             ----
        Gross deferred tax assets                                          404              399
        Deferred tax asset valuation allowance                            (135)             (99)
                                                                          ----             ----
        Net deferred tax assets                                            269              300
                                                                          ----             ----

        Net deferred tax liability                                        $126             $ 60
                                                                          ====             ====

       For income tax purposes, subsidiaries of the company have tax loss carryforwards of approximately $286 of which $7 relate to periods prior to acquisition of the subsidiaries by the company. Of these carryforwards, $215 expire in 1999, $28 expire through 2005 and $43 may be carried forward indefinitely. The current statutory tax rates in these countries range from 30% to 52%.

       Income taxes have not been accrued on undistributed earnings of non-U.S. subsidiaries of $344 which are invested in operating assets and are not expected to be remitted. If remitted, tax credits are available to substantially reduce any resultant additional taxes.

10.    SUPPLEMENTARY STATEMENTS OF EARNINGS INFORMATION

                                                                    1994             1993             1992
                                                                   ------           ------           ------
Advertising                                                         $208             $208             $216
Maintenance and repairs                                             $180             $165             $173
Rent expense                                                        $ 56             $ 59             $ 66

       Future minimum lease payments under operating leases are $76.

11.    CASH AND CASH EQUIVALENTS

       Cash and cash equivalents includes cash equivalents of $30 at July 31, 1994 and $17 at August 1, 1993.

12.    ACCOUNTS RECEIVABLE


                                                                          1994             1993
                                                                         ------           ------
       Customers                                                          $535             $576
         Allowances for cash discounts and bad debts                       (29)             (20)
                                                                          ----             ----
                                                                           506              556
       Other                                                                72               90
                                                                          ----             ----
                                                                          $578             $646
                                                                          ====             ====

13.    INVENTORIES

                                                                          1994             1993
                                                                         ------            ----
       Raw materials, containers and supplies                             $368             $356
       Finished products                                                   483              524
                                                                          ----             ----
                                                                           851              880
       Less-Adjustment to LIFO basis                                        65               76
                                                                          ----             ----
                                                                          $786             $804
                                                                          ====             ====

       Inventories for which the LIFO method of determining cost is used
       represented approximately      70% of consolidated inventories in
       1994 and 68% in 1993.

14.    PREPAID EXPENSES

                                                                          1994              1993
                                                                         ------             ----
       Current prepaid pensions                                           $ 19              $ 21
       Deferred taxes                                                       85               104
       Other                                                                37                41
                                                                          ----              ----
                                                                          $141              $166
                                                                          ====              ====

15.    PLANT ASSETS

                                                                          1994             1993
                                                                        -------           ------
       Land                                                             $  110            $  105
       Buildings                                                         1,092               953
       Machinery and equipment                                           2,461             2,233
       Projects in progress                                                185               294
                                                                         -----             -----
                                                                         3,848             3,585
       Accumulated depreciation                                         (1,447)           (1,320)
                                                                         -----             -----
                                                                        $2,401            $2,265
                                                                         =====             =====

       Depreciation provided in costs and expenses was $237 in 1994, $223 in 1993, and $200 in 1992. Approximately $215 of capital expenditures are required to complete projects in progress at July 31, 1994.

16.    INTANGIBLE ASSETS

                                                                           1994             1993
                                                                          ------           ------
       Cost of investments in excess of net
         assets of purchased companies (goodwill)                          $542             $537
       Other intangibles                                                    130              128
                                                                           ----             ----
                                                                            672              665
       Accumulated amortization                                             (90)             (69)
                                                                           ----             ----
                                                                           $582             $596
                                                                           ====             ====

17.    OTHER ASSETS

                                                                          1994             1993
                                                                         ------           ------
       Noncurrent prepaid pensions                                        $298             $248
       Other noncurrent investments                                         76               60
       Other                                                                34               43
                                                                          ----             ----
                                                                          $408             $351
                                                                          ====             ====

18.    NOTES PAYABLE AND LONG-TERM DEBT

       Notes payable consists of the following:

                                                                                              1994              1993
                                                                                             ------            ------
               Commercial paper                                                               $401              $490
               9.125% Notes                                                                     -                100
               Banks                                                                            20                59
               Other                                                                            13                20
                                                                                              ----              ----
                                                                                              $434              $669
                                                                                              ====              ====

       The amount of unused lines of credit at July 31, 1994 approximates $615. The lines of credit are unconditional and generally cover loans for a period of one year at prime commercial interest rates.

       Long-term debt consists of the following:

               Fiscal year maturities                                                          1994              1993
               ----------------------                                                         ------            ------
               9.0% Notes due 1998                                                             $100              $100
               8.58%-8.75% Notes due 2001 ($50 redeemable in 1998)                              100               100
               8.875% Debentures due 2021                                                       200               199
               5.625% Notes due 2004                                                            100                -
               Other Notes due 1996-2006 (average interest
                 rate of 7.0%)                                                                   29                34
               Capital lease obligations                                                         31                29
                                                                                               ----              ----
                                                                                               $560              $462
                                                                                               ====              ====

       The cost to retire the company's long-term debt would have been $585 and $537 at July 31, 1994 and August 1, 1993, respectively.

       Principal amounts of long-term debt mature as follows: 1995 - $12 (in current liabilities); 1996 - $24; 1997 - $4; 1998 - $105; 1999 -
       $3; and beyond - $425.

       Future minimum capital lease payments are $63, including implicit interest of $27.


       Information on financial instruments follows:

       The company has two primary objectives in using derivative financial instruments. The first is to minimize interest expense within an acceptable range of fixed to variable rate debt ratios. To meet this objective, the company may enter into interest rate swaps which effectively readjust the fixed to variable rate ratio in response to changes in interest rates or the overall level of debt. The second objective is to hedge economic exposures on specific foreign currency transactions.

       The company uses a mix of equity, intercompany debt and local currency borrowings to finance its international subsidiaries. The risk associated with currency exposure is balanced against the objective of minimizing the overall cost of financing.

       The company has entered into interest rate swap agreements with financial institutions having a total notional principal of $300 at July 31, 1994 and $200 at August 1, 1993. These were entered into in order to reduce interest expense.

       In addition, the company has several swap agreements with financial institutions which cover both interest rates and foreign currencies. These agreements had a total notional principal of $10 and $35 at July 31, 1994 and August 1, 1993, respectively, and were entered into to hedge Australian and European currency exposures arising from strategies which replaced local currency debt with lower cost financing from the U.S.

       The cost to settle all interest and foreign currency swaps was $20 at July 31, 1994, of which $8 was accrued at year end. The company is exposed to credit loss in the event of nonperformance by the counter parties; however, the company does not anticipate any nonperformance. The company's credit risk on swap transactions is minimized by its policy of dealing only with leading, credit-worthy financial institutions having long-term credit ratings of "A" or better.

       At July 31, 1994, the company had contracts to purchase or sell approximately $31 in foreign currency versus $49 at August 1, 1993. The contracts are mostly for Canadian and European currencies and have maturities through 1995.

19.    OTHER LIABILITIES

                                                                           1994             1993
                                                                          ------           ------
       Deferred income taxes                                               $211             $164
       Restructuring reserves                                                -               200
       Minority interests                                                   121              105
       Postemployment benefits                                               17               19
       Other liabilities                                                     27               23
                                                                           ----             ----
                                                                           $376             $511
                                                                           ====             ====


       As of July 31, 1994, restructuring reserves are classified as current liabilities.

20.    SHAREOWNERS' EQUITY

       The company has authorized 280 million shares of Capital Stock of $.075 par value and 40 million shares of Preferred Stock, issuable in one or more classes, with or without par as may be authorized by the Board of Directors. No Preferred Stock has been issued.

       The Board of Directors authorized a 2-for-1 split of the company's Capital Stock effective December 2, 1991. All shares and per share amounts have been adjusted to reflect the stock split.

       The following summarizes the activity in the company's 1984 long-term incentive plan:

                                                                           1994             1993             1992
                                                                          ------           ------           ------
                                                                                   (thousands of shares)
       RESTRICTED SHARES
        Granted                                                              19              374               66
       STOCK OPTION PLANS
        Beginning of year                                                 9,261           10,142           10,284
        Granted                                                           1,377            1,239            1,199
        Exercised                                                          (604)          (1,858)            (801)
        Terminated                                                         (119)            (262)            (540)
                                                                          -----            -----           ------
        End of year                                                       9,915            9,261           10,142
                                                                          =====            =====           ======

        Exercisable at end of year                                        8,479            8,333            7,517
                                                                          =====            =====           ======

                                                                                      (per share prices)
        Granted                                                          $36.63           $43.79           $35.46
        Exercised                                                        $21.14           $18.59           $17.04
        Not exercised:  Low                                              $ 9.58           $ 7.34            $7.34
                        High                                             $43.81           $43.81           $43.06
                        Average                                          $30.41           $28.99           $25.26


       As of July 31, 1994, 5.3 million shares remain available for grant under the long-term incentive plan.

       All net earnings per share data is based on the weighted average shares outstanding during the applicable periods. The potential dilution from the exercise of stock options is not material.


21.    STATEMENTS OF CASH FLOWS

                                                                           1994              1993             1992
                                                                          ------             ----             ----
       Interest paid, net of amounts capitalized                           $ 77              $ 87             $108
       Interest received                                                   $ 13              $  9             $ 15
       Income taxes paid                                                   $271              $305             $236
       Capital lease obligations incurred                                  $  6              $  5             $ 25

22.    QUARTERLY DATA (UNAUDITED)

                                                                                               1994
                                                                                              ------

                                                                    FIRST          SECOND           THIRD         FOURTH
                                                                    -----          ------           -----         ------
       NET SALES                                                    $1,763         $1,894          $1,568         $1,465
       COST OF PRODUCTS SOLD                                         1,058          1,104             946            870
       NET EARNINGS                                                    166            203             119            142
       PER SHARE
         NET EARNINGS                                                  .66            .81             .47            .57
         DIVIDENDS                                                     .25            .28             .28            .28
       MARKET PRICE
         HIGH                                                        42.88           43.25           42.13          39.38
         LOW                                                         35.25           38.25           37.13          34.25



                                                                                              1993
                                                                                             ------

                                                                     First         Second            Third        Fourth
                                                                     -----         ------            -----        ------
       Net sales                                                    $1,695         $1,789           $1,632        $1,470
       Cost of products sold                                         1,054          1,081            1,018           875
       Earnings before cumulative effect
         of accounting changes                                         151           (121)             105           122
       Cumulative effect of accounting changes                         249             -                -             -
                                                                   -------       --------         --------      --------
       Net earnings                                                    (98)          (121)             105           122
                                                                   =======        =======          =======       =======

       Per share
         Earnings before cumulative effect
           of accounting changes                                       .60           (.48)             .42           .48
         Cumulative effect of accounting
           changes                                                    (.99)            -                -             -
                                                                   -------       --------         --------      --------
         Net earnings                                                 (.39)          (.48)             .42           .48
                                                                   =======        =======          =======       =======

         Dividends                                                    .195            .22              .25           .25
                                                                   =======        =======          =======       =======
       Market price
         High                                                        43.13          45.25            45.38         42.50
         Low                                                         36.38          39.88            37.13         35.25

FINANCIAL STATEMENT SCHEDULES
- -----------------------------




                                   SCHEDULE V

              CAMPBELL SOUP COMPANY AND CONSOLIDATED SUBSIDIARIES

                     Property, Plant and Equipment at Cost
                     -------------------------------------

                                   (millions)



                                                                                Machinery        Projects
                                                                                   and              in
                                              Land           Buildings          Equipment        Progress             Total
                                             ------          ---------          ---------        --------          ---------
Balance at July 28, 1991                      $ 56            $  758              $1,780           $328              $2,922

Additions                                       10               161                 297           (107)                361

Acquired assets*                                -                  6                   7             -                   13

Retirements and sales                           (2)              (36)               (106)            -                 (144)

Translation adjustments                          3                20                  32              2                  57
                                             -----           -------             -------          -----             -------
Balance at August 2, 1992                       67               909               2,010            223               3,209

Additions                                        1                44                 250             76                 371

Acquired assets*                                43                87                 142             -                  272

Reitrements and sales                           (2)              (54)               (105)            (1)               (162)

Translation adjustments                         (4)              (33)                (64)            (4)               (105)
                                             -----           -------             -------          -----             -------
Balance at August 1, 1993                      105               953               2,233            294               3,585

ADDITIONS                                        3               153                 374           (109)                421

ACQUIRED ASSETS*                                -                  2                   5             -                    7

RETIREMENTS AND SALES                           (2)              (30)               (175)            (1)               (208)

TRANSLATION ADJUSTMENTS                          4                14                  24              1                  43
                                             -----           -------             -------          -----             -------
BALANCE AT JULY 31, 1994                      $110            $1,092              $2,461           $185              $3,848
                                             =====           =======             =======          =====             =======





*See "Acquisitions" in Notes to Consolidated Financial Statements.

                                  SCHEDULE VI

              CAMPBELL SOUP COMPANY AND CONSOLIDATED SUBSIDIARIES

  Accumulated Depreciation and Amortization of Property, Plant and Equipment
  --------------------------------------------------------------------------

                                  (millions)



                                                                                 Machinery
                                                                                    and
                                                          Buildings              Equipment               Total
                                                          ---------              ---------            ----------
Balance at July 28, 1991                                    $281                  $  851                $1,132

Additions charged to income                                   36                     164                   200

Retirements and sales                                        (20)                    (87)                 (107)

Translation adjustments                                        5                      13                    18
                                                           -----                 -------               -------

Balance at August 2, 1992                                    302                     941                 1,243

Additions charged to income                                   37                     186                   223

Retirements and sales                                        (28)                    (83)                 (111)

Translation adjustments                                       (9)                    (26)                  (35)
                                                           -----                 -------               -------
Balance at August 1, 1993                                    302                   1,018                 1,320

ADDITIONS CHARGED TO INCOME                                   37                     200                   237

RETIREMENTS AND SALES                                         (8)                   (112)                 (120)

TRANSLATION ADJUSTMENTS                                        3                       7                    10
                                                           -----                 -------               -------

BALANCE AT JULY 31, 1994                                    $334                  $1,113                $1,447
                                                           =====                 =======               =======

                                  SCHEDULE IX


              CAMPBELL SOUP COMPANY AND CONSOLIDATED SUBSIDIARIES

                             Short-term Borrowings
                             ---------------------

                                  (millions)




     Information on short-term borrowings follows:

                                                                                  1994         1993         1992
                                                                                 ------       ------       ------
     Maximum amount payable at end of any month
       during the year                                                            $719         $737         $269

     Approximate average amount outstanding
       during the year                                                            $535         $416         $179

     Weighted average interest rate at year-end
                                                                                   4.5%         3.6%         6.2%
     Approximate weighted average interest rate
       during the year                                                             3.8%         4.2%         7.0%





    See footnote 18 for a description of the general terms of short-term borrowings.

                                                           INDEX OF EXHIBITS
                                                           -----------------

Document                                                                                                                   Page
- --------                                                                                                                   ----
3(a)        Campbell's Restated Certificate of Incorporation as amended through November 21, 1991, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended August 2, 1992, and is incorporated herein by reference.

3(b)        Campbell's By-Laws, effective as of November 18, 1993.                                                          E-1

4           There is no instrument with respect to long-term debt of the company that involves indebtedness or securities authorized thereunder exceeding 10 percent of the total assets of the company and its subsidiaries on a consolidated basis.  The company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the company upon request of the
            Securities and Exchange Commission.

9           Major Shareowners' Voting Trust Agreement dated June 2, 1990, as amended, was filed with the SEC by the Trustees of the Major Shareowners' Voting Trust as Exhibit A to Schedule 13D dated June 5, 1990, and is incorporated herein by reference.

10(a))      Campbell Soup Company 1984 Long-Term Incentive Plan, as amended on May 27, 1993, was filed with the
            SEC with Campbell's 10-K for the fiscal year ended August 1, 1993, and is incorporated herein by reference.

10(b)       Campbell Soup Company Management Worldwide Incentive Plan, as amended on September 26, 1991, was filed with the SEC with Campbell's 10-K for the fiscal year ended August 2, 1992, and is incorporated herein by reference.

10(c)       Deferred Compensation Plan for Directors, as amended on December 1, 1991, was filed with the SEC with
            Campbell's 10-K for the fiscal year ended August 2, 1992, and is incorporated herein by reference.

10(d)       Retirement Benefit Plan for Directors, effective December 1, 1991, was filed with the SEC with
            Campbell's 10-K for the fiscal year ended August 2, 1992, and is incorporated herein by reference.

10(e)       Supplemental Retirement Benefit Program for Executives, as amended on March 28, 1991, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended July 28, 1991, and is incorporated herein by reference.

10(f)       Financial Planning Services for Executives was filed with the SEC with Campbell's Form 10-K for the fiscal year ended July 31, 1988, and is incorporated herein by reference.

10(g)       Supplemental Post Retirement Benefit Plan for Selected Major Executives, as amended on January 25,
            1990, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended July 29, 1990, and is incorporated herein by reference.

10(h)       Employment Agreement dated January 2, 1990, with David W. Johnson, President and Chief Executive
            Officer, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended July 29, 1990, and is incorporated herein by reference.

                          INDEX OF EXHIBITS (cont'd.)
                          -----------------

Document                                                                                                                   Page
- --------                                                                                                                   ----
10(i)       Severance Protection Agreement dated May 18, 1990, with John M. Coleman, Senior Vice President - Law and Public Affairs, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended August
            2, 1992, and is incorporated herein by reference.  Agreements with nine (9) other Executive Officers are in all material respects the same as that with Mr. John M. Coleman.

22          Subsidiaries (Direct and Indirect) of Campbell.                                                                 E-7

24          Consent of Independent Accountants.                                                                             E-8


25(a)       Power of Attorney.                                                                                              E-9

25(b)       Certified copy of the resolution of Campbell's Board of Directors authorizing signatures pursuant to            E-10
            a power of attorney.

27          Financial Data Schedule                                                                                         E-12