Form 10-K/A
period 1994-07-31
CAMPBELL SOUP CO
filed 1994-11-07
CIK 16732

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                 FORM 10-K/A1

                     -----------------------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                Commission File Number
     July 31, 1994                                               1-3822


                         [CAMPBELL SOUP COMPANY LOGO]


            NEW JERSEY                                  21-0419870
     State of Incorporation                 I.R.S. Employer Identification No.



                                 CAMPBELL PLACE
                         CAMDEN, NEW JERSEY  08103-1799
                          PRINCIPAL EXECUTIVE OFFICES

                        TELEPHONE NUMBER: (609) 342-4800

                     -----------------------------------


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                     -----------------------------------

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
- -------------------                    -----------------------------------------
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

================================================================================

This amendment to Registrant's Form 10-K for the fiscal year ended July 31, 1994 ("Original Form 10-K") amends and modifies the Original Form 10-K only to reflect the addition of No. 10(j) to the list of Exhibits under Item 3.

           3.  Exhibits


    No.                 Description
    ----                -----------

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

           3.  Exhibits (cont'd.)


    No.                 Description
    ----                -----------

     10(g) Supplemental Post Retirement Benefit Plan for Selected Major Executives, as amended on January 25, 1990, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended July 29, 1990, and is incorporated herein by reference.*

     10(h) Employment Agreement dated January 2, 1990, with David W. Johnson, President and Chief Executive Officer, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended July 29, 1990, and is incorporated herein by reference.*

     10(i)       Severance Protection Agreement dated May 18, 1990, with John
                 M. Coleman, Senior Vice President - Law and Public Affairs, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended August 2, 1992, and is incorporated herein by reference. Agreements with nine (9) other Executive Officers are in all material respects the same as that with Mr. John M. Coleman.*

     10(j) Special incentive arrangement for the Chairman, President and Chief Executive Officer, approved by the Board in fiscal 1994, under which he can earn from $0 to $5 million in addition to his other compensation if specified aggressive sales goals are achieved for certain businesses in fiscal 1996.*

     22          Subsidiaries (Direct and Indirect) of Campbell.

     24          Consent of Independent Accountants.

     25(a)       Power of Attorney.

     25(b) Certified copy of the resolution of Campbell's Board of Directors authorizing signatures pursuant to a power of attorney.

     27          Financial Data Schedule



- ---------------------------
* A management contract or compensatory plan required to be filed by Item 14(c) of this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Campbell has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:  November 4, 1994
                                           CAMPBELL SOUP COMPANY



                                           By:/s/ John J. Furey
                                              ---------------------------------
                                                John J. Furey
                                                Corporate Secretary

                               INDEX OF EXHIBITS

Document
- --------

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

10(j)            Special incentive arrangement for the Chairman, President and Chief Executive Officer, approved by the Board in fiscal 1994, under which he can earn from $0 to $5 million in addition to his other compensation if specified aggressive sales goals are achieved for certain businesses in fiscal 1996.*

22               Subsidiaries (Direct and Indirect) of Campbell.                                                                E-7

24               Consent of Independent Accountants.                                                                            E-8

25(a)            Power of Attorney.                                                                                             E-9

25(b)            Certified copy of the resolution of Campbell's Board of Directors authorizing signatures                       E-10
                 pursuant to a power of attorney.

27               Financial Data Schedule                                                                                        E-12