Form 10-Q
period 1994-10-30
CAMPBELL SOUP CO
filed 1994-12-14
CIK 16732

    =======================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For the Quarterly Period Ended                     Commission File Number
      October 30, 1994                                        1-3822



                         [CAMPBELL SOUP COMPANY LOGO]




      NEW JERSEY                                         21-0419870
 State of Incorporation                     I.R.S. Employer Identification No.


                                 CAMPBELL PLACE
                         CAMDEN, NEW JERSEY  08103-1799
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


                           YES    X       NO       .
                                             ------


     THERE WERE 248,714,023 SHARES OF CAPITAL STOCK OUTSTANDING AS OF DECEMBER 1, 1994.

     THIS FORM 10-Q CONSISTS OF A TOTAL OF 13 PAGES, INCLUDING EXHIBITS. AN INDEX TO EXHIBITS IS ON PAGE 12.

=======================================================================

                        PART I.  FINANCIAL INFORMATION

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                             STATEMENTS OF EARNINGS

                                  (unaudited)
                   (million dollars except per share amounts)


                                                          Three Months Ended
                                                  ---------------------------------

                                                    OCTOBER                 October
                                                   30, 1994                31, 1993
                                                  ---------              ----------
Net sales                                           $1,864                  $1,763
- -----------------------------------------------------------------------------------
Costs and expenses

  Cost of products sold                              1,088                   1,058

  Marketing and selling expenses                       339                     320

  Administrative expenses                               78                      73

  Research and development expenses                     19                      18

  Other expense                                         17                      14
- -----------------------------------------------------------------------------------
      Total costs and expenses                       1,541                   1,483
- -----------------------------------------------------------------------------------
Earnings before interest and taxes                     323                     280

Interest, net                                           26                      19
- -----------------------------------------------------------------------------------
Earnings before taxes                                  297                     261

Taxes on earnings                                      100                      95
- -----------------------------------------------------------------------------------
Net earnings                                        $  197                 $   166
===================================================================================
Per share
  Net earnings                                        $.79                    $.66
===================================================================================
  Dividends                                           $.28                    $.25
===================================================================================
Weighted average shares outstanding                    249                     251
===================================================================================

(d) Divestiture and Restructuring Program

    On January 28, 1993, the company's Board of Directors approved a divestiture and restructuring program which specifically identified six manufacturing plants to be closed and fourteen businesses to be sold. At the time of the Board's approval, charges of $353 ($300 after tax or $1.19 per share) were recorded for the estimated loss on disposition of plant assets, cost of closing each plant and loss on each business divestiture. During the first quarter of 1995, one business was sold. A summary of the original reserve and charges through October 30, 1994 is as follows:

                                  Original                  Balance                   BALANCE
                                  Reserve      Charges      7/31/94      Charges      10/30/94
                                  --------     -------      -------      -------      --------
Loss on disposal of assets          $275        $(145)       $130          $(2)          $128

Severance and benefits                52          (28)         24           (3)            21

Other                                 26          (10)         16           --            $16
- ----------------------------------------------------------------------------------------------
    Total                           $353        $(183)       $170          $(5)          $165
==============================================================================================

Current                             $153                     $170                        $165

Non-current                          200                       --                          --
- ----------------------------------------------------------------------------------------------
    Total                           $353                     $170                        $165
==============================================================================================

See Notes To Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                                 BALANCE SHEETS

                                  (unaudited)
                              (million dollars)

                                                            OCTOBER             July
                                                            30,1994           31, 1994
                                                            -------           --------
Current assets
  Cash and cash equivalents                                $    88             $    94
  Other temporary investments, at cost
    which approximates market                                   14                   2
  Accounts receivable                                          783                 578
  Inventories                                                  888                 786
  Prepaid expenses                                             157                 141
- ----------------------------------------------------------------------------------------
       Total current assets                                  1,930               1,601
- ----------------------------------------------------------------------------------------
Plant assets, net of depreciation                            2,462               2,401
Intangible assets, net of amortization                         681                 582
Other assets                                                   456                 408
- ----------------------------------------------------------------------------------------
       Total assets                                         $5,529              $4,992
========================================================================================
Current liabilities
  Notes payable                                             $  644             $   434
  Payable to suppliers and others                              491                 473
  Accrued liabilities                                          626                 570
  Dividend payable                                              71                  71
  Accrued income taxes                                         169                 117
- ----------------------------------------------------------------------------------------
       Total current liabilities                             2,001               1,665
- ----------------------------------------------------------------------------------------
Long-term debt                                                 574                 560
Nonpension postretirement benefits                             411                 402
Other liabilities, including deferred
  income taxes of $217 and $211                                388                 376
- ----------------------------------------------------------------------------------------
       Total liabilities                                     3,374               3,003
- ----------------------------------------------------------------------------------------
Shareowners' equity
  Preferred stock; authorized 40 shares;
    none issued                                                  -                   -
  Capital stock, $.075 par value; authorized
    280 shares; issued 271 shares                               20                  20
  Capital surplus                                              159                 155
  Earnings retained in the business                          2,487               2,359
  Capital stock in treasury, at cost                          (555)               (559)
  Cumulative translation adjustments                            44                  14
- ----------------------------------------------------------------------------------------
       Total shareowners' equity                             2,155               1,989
- ----------------------------------------------------------------------------------------
       Total liabilities and shareowners' equity            $5,529              $4,992
========================================================================================

See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                            STATEMENTS OF CASH FLOWS

                                  (unaudited)
                               (million dollars)

                                                                           Three Months Ended
                                                                    ------------------------------
                                                                     OCTOBER               October
                                                                    30, 1994              31, 1993
                                                                    --------            ----------
Cash flows from operating activities:
  Net earnings                                                        $197                 $166
  Non-cash charges:
    Depreciation and amortization                                       63                   61
    Deferred taxes                                                       -                    3
    Other                                                               24                   18
  Net change in accounts receivable                                   (188)                (161)
  Net change in inventories                                            (94)                (121)
  Net change in other current assets and liabilities                    88                   37
- --------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                      90                    3
- --------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of plant assets                                            (60)                 (83)
  Sales of plant assets                                                  3                    7
  Businesses acquired                                                 (177)                  (8)
  Sales of businesses                                                    3                    -
  Net change in other assets                                             4                   13
  Net change in other temporary investments                            (12)                   2
- --------------------------------------------------------------------------------------------------
         Net cash used in investing activities                        (239)                 (69)
- --------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Issuance of long-term debt                                             3                  100
  Reductions in long-term debt                                          (4)                (101)
  Net change in borrowings with less than three-month
    maturities                                                         149                  170
  Other short-term borrowings                                           55                  (19)
  Dividends paid                                                       (70)                 (63)
  Treasury stock purchased                                               -                  (41)
  Treasury stock issued                                                  5                    3
- --------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                     138                   49
- --------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                  5                    2
- --------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                 (6)                 (15)

Cash and cash equivalents - beginning of period                         94                   63
- --------------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                             $ 88                 $ 48
==================================================================================================

See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED
                  STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
                                  (unaudited)
                               (million dollars)

                                                                               Earnings        Capital
                                                                               Retained        Stock     Cumulative       Total
                                            Preferred  Capital   Capital        in the          in       Translation   Shareowners'
                                              Stock     Stock    Surplus       Business       Treasury   Adjustments     Equity
                                            ---------  -------   -------       --------      ---------   -----------   -----------
Balance at August 1, 1993                    $    -     $20      $149         $2,002          $(428)          $(39)        $1,704
Net earnings                                                                     166                                          166
Cash dividends ($.25 per share)                                                  (62)                                         (62)
Treasury stock purchased                                                                        (41)                          (41)
Treasury stock issued under Management
   incentive and Stock option plans                                (6)                           12                             6
Translation adjustments                                                                                        (14)           (14)
- -----------------------------------------------------------------------------------------------------------------------------------
Balance at October 31, 1993                  $    -     $20      $143         $2,106          $(457)          $(53)        $1,759
===================================================================================================================================
BALANCE AT JULY 31, 1994                     $    -     $20      $155         $2,359          $(559)           $14         $1,989
NET EARNINGS                                                                     197                                          197
CASH DIVIDENDS ($.28 PER SHARE)                                                  (69)                                         (69)
TREASURY STOCK PURCHASED                                                                         (1)                           (1)
TREASURY STOCK ISSUED UNDER MANAGEMENT
INCENTIVE AND STOCK OPTION PLANS                                    4                             5                             9
TRANSLATION ADJUSTMENTS                                                                                         30             30
- -----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT OCTOBER 30, 1994                  $    -     $20      $159         $2,487          $(555)           $44         $2,155
===================================================================================================================================


                                              Changes in Number of Shares (unaudited)
                                                       (thousands of shares)
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                             In
                                                                                             Issued       Outstanding     Treasury
                                                                                             ------       -----------     --------
Balance at August 1, 1993                                                                   271,245        251,706         19,539
Treasury stock purchased                                                                                    (1,139)         1,139
Treasury stock issued under Management incentive and Stock option plans                                        368           (368)
- -----------------------------------------------------------------------------------------------------------------------------------
Balance at October 31, 1993                                                                 271,245        250,935         20,310
===================================================================================================================================
BALANCE AT JULY 31, 1994                                                                    271,245        248,319         22,926
TREASURY STOCK PURCHASED                                                                                       (12)            12
TREASURY STOCK ISSUED UNDER MANAGEMENT INCENTIVE AND STOCK OPTION PLANS                                        197           (197)
- -----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT OCTOBER 30, 1994                                                                 271,245        248,504         22,741
===================================================================================================================================

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

(c)  Inventories

                                                           OCTOBER            July
                                                          30, 1994          31, 1994
                                                          --------          --------
     Raw materials, containers and supplies                 $392              $368
     Finished products                                       564               483
- ------------------------------------------------------------------------------------
                                                             956               851
     Less - Adjustment of certain inventories
              to LIFO basis                                   68                65
- ------------------------------------------------------------------------------------
                                                            $888              $786
====================================================================================

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                            AND FINANCIAL CONDITION

                             CAMPBELL SOUP COMPANY

RESULTS OF OPERATIONS

OVERVIEW

Campbell had record sales and earnings for the first quarter ended October 30. Net sales of $1.86 billion were up 6% over the $1.76 billion for the similar period last year, and sales of ongoing businesses were up 7%. Earnings per share increased 20% to 79 cents, up from 66 cents last year. Net earnings were $197 million, up 19% from $166 million last year. U.S. businesses performed strongly, and international businesses continued on a fast pace. Worldwide soup sales were up over 5%.

RESULTS BY DIVISION

Results by division for fiscal 1994 have been restated to conform with new operating groups.

FIRST QUARTER

U.S.A. - U.S. sales for the quarter were $1.12 billion versus $1.07 billion for the comparable period last year. Sales of ongoing businesses were up 6%. Operating earnings climbed 16% to $259 million, a $36 million increase over last year.

Soup shipments to the trade declined 2.5%, as the U.S. soup unit continued its program, begun in the second quarter of fiscal 1994, to eliminate costly peaks in its manufacturing and shipping cycles. The "Ready-to-Serve" business, however, saw volume growth led by strong performance in "Home Cookin'" and "Healthy Request" soups.

Strong volume gains were achieved by a number of products, including "Swanson" traditional frozen dinners, pot pies and canned poultry, "Great Starts" breakfasts, "Prego" spaghetti sauce, "Franco-American" pasta, "V8" vegetable juice and "Vlasic" pickles.

BAKERY & CONFECTIONERY - This division consists of "Pepperidge Farm" in the U.S., "Delacre" in Europe, "Arnotts" in Australia, "Godiva" worldwide and the "Lamy-Lutti" confectionery business in Europe.

Bakery & Confectionery sales increased 6% to $417 million from $393 million in the first quarter of last year, primarily from favorable exchange rates. Earnings increased 15% to $46 million from $40 million last year, with Arnotts the major contributor to the improvement.

Strong volume gains were achieved by "Godiva" chocolates in the U.S. and Japan. "Pepperidge Farm" biscuits and frozen foods units also reported substantial increases.


INTERNATIONAL GROCERY - International Grocery consists of soup, grocery and frozen businesses in Canada, Mexico, Argentina, Europe, Australia and Asia.
The division reported sales of $341 million, an 11% increase from continuing businesses led by very strong soup sales. Operating earnings rose 16% to $32 million, with major increases in soup worldwide and businesses in Argentina and Continental Europe.


STATEMENTS OF EARNINGS

Net sales increased 6% over the prior year, with sales of ongoing businesses up 7%, driven by across-the-board sales increases in North America, Europe, Asia/Pacific and Argentina.

Gross margins improved 1.6 percentage points to 41.6% compared to the first quarter of the prior year. Gross margin improvements resulted primarily from higher selling prices.

Marketing and selling expenses increased 6% in the first quarter, compared to the first quarter of the prior year, and remained at 18.2% of sales, as the company focused on stabilizing trade spending.

Administrative expenses increased slightly to 4.2% of sales. The increase in interest expense results primarily from the net interest cost of a securities lending arrangement involving U.S. Treasury notes maturing in fiscal 1995. The maximum cost of this arrangement is $11 million, of which $7 million has been accrued. Because of recent movements in interest rates, additional charges are not anticipated.

The effective tax rate was 33.7% compared to 36.4% in the first quarter of fiscal 1994. The company expects its effective rate for the full fiscal 1995 year to approximate the first quarter rate due to tax planning strategies, including utilization of tax loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Campbell operates in a highly seasonal business and traditionally is a net user of cash in the first quarter, as inventories grow from the fall harvest and receivables increase from sales going into the "soup season". In the first quarter of 1995, however, increased earnings and tighter management of working capital contributed $90 million in operating cash flow as compared to $3 million in the first quarter of 1994.

Capital expenditures were $60 million in 1995, a decrease of $23 million from the prior year, due to heavier 1994 spending on cost savings projects and consolidation of frozen food plants. Capital expenditures are projected to reach $450 million in 1995.

The company acquired Fresh Start Bakeries, a food service baking concern with operations in the U.S., Europe and South America; Stratford- upon-Avon Foods, a canned fruit and vegetable company in England; and Kohi Biscuits in New Zealand. The company also acquired an additional 3% interest in Arnotts, boosting its share ownership to 61%.

On November 25, 1994, the company agreed to acquire Pace Foods, Ltd., the world's leading producer and marketer of Mexican sauces, for $1.1 billion. The acquisition is contingent on customary regulatory clearances and is expected to be completed in January 1995. The acquisition will be financed through a combination of cash flow from operations, short-term borrowings and long-term debt.

Short-term debt increased by $204 million in 1995 to finance acquisitions and by $151 million in 1994.

There were no significant repurchases of common stock for the treasury in 1995, compared to repurchases of 1.1 million shares at a cost of $41 million in 1994.

                                    PART II


ITEM 1.        LEGAL PROCEEDINGS

In management's opinion, there are no pending claims or litigation, the outcome of which would have a material effect on the consolidated financial position of the company. Campbell has received a notice of violation from the United States Environmental Protection Agency relating to certain air emission permits at its Sacramento, CA facility. Campbell is disputing the alleged violations. The company has been named as a potentially responsible party in a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. The ultimate impact of these proceedings cannot be predicted at this time due to the large number of other potentially responsible parties, and the speculative nature of clean-up cost estimates, but it is not expected to be material either individually or in the aggregate.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

   a.   Exhibits

        No.

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

        27     Financial Data Schedule


   b.   Reports on Form 8-K

               There were no reports on Form 8-K filed by Campbell during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CAMPBELL SOUP COMPANY




Date:  December 14, 1994            By:/s/JOHN M. COLEMAN
                                       ------------------------------------
                                       John M. Coleman, Senior Vice President -
                                       Law and Public Affairs




Date:  December 14, 1994            By:/s/FRANK E. WEISE, III
                                       ------------------------------------
                                       Frank E. Weise, III
                                       Senior Vice President - Finance
                                       and Chief Financial Officer

                               INDEX TO EXHIBITS



Exhibit Number                                               Page
- --------------                                               ----
     27  Financial Data Schedule                              13