Form 10-Q
CAMPBELL SOUP CO
filed 1995-03-14
CIK 16732

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For the Quarterly Period Ended                      Commission File Number
        January 29, 1995                                     1-3822

                          [CAMPBELL SOUP COMPANY LOGO]

               NEW JERSEY                             21-0419870
          State of Incorporation           I.R.S. Employer Identification No.


                                 CAMPBELL PLACE
                         CAMDEN, NEW JERSEY  08103-1799
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


                           YES    X       NO       .
                               -------       ------


     THERE WERE 249,146,271 SHARES OF CAPITAL STOCK OUTSTANDING AS OF MARCH 1, 1995.

     THIS FORM 10-Q CONSISTS OF A TOTAL OF 15 PAGES, INCLUDING EXHIBITS. AN INDEX TO EXHIBITS IS ON PAGE 14.

================================================================================

                        PART I.  FINANCIAL INFORMATION

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                             STATEMENTS OF EARNINGS

                                  (unaudited)
                   (million dollars except per share amounts)

                                                                     Three Months Ended            Six Months Ended
                                                                   ----------------------       ----------------------
                                                                   JANUARY       January        JANUARY        January
                                                                   29, 1995      30, 1994       29, 1995      30, 1994
                                                                   --------      --------       --------      --------
 Net sales                                                           $2,040        $1,894         $3,904        $3,657
----------------------------------------------------------------------------------------------------------------------
 Costs and expenses
   Cost of products sold                                              1,176         1,104          2,264         2,162
   Marketing and selling expenses                                       387           350            724           670
   Administrative expenses                                               83            79            160           152
   Research and development expenses                                     22            18             42            36
   Other expense                                                         10            13             28            27
----------------------------------------------------------------------------------------------------------------------
       Total costs and expenses                                       1,678         1,564          3,218         3,047
----------------------------------------------------------------------------------------------------------------------
 Earnings before interest and taxes                                     362           330            686           610
 Interest, net                                                           14            14             40            32
----------------------------------------------------------------------------------------------------------------------
 Earnings before taxes                                                  348           316            646           578
 Taxes on earnings                                                      117           113            218           209
----------------------------------------------------------------------------------------------------------------------
 Net earnings                                                        $  231        $  203         $  428        $  369
======================================================================================================================
 Per share
   Net earning                                                       $  .93        $  .81         $ 1.72        $ 1.47
======================================================================================================================
   Dividends                                                         $  .31        $  .28         $  .59        $  .53
======================================================================================================================
 Weighted average shares outstanding                                    249           251            249           251
======================================================================================================================

 See Notes To Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                                 BALANCE SHEETS
                                  (unaudited)
                               (million dollars)

                                                                                JANUARY             July
                                                                               29, 1995           31, 1994
                                                                               --------           --------
Current assets
  Cash and cash equivalents                                                     $   89              $   94
  Other temporary investments, at cost
    which approximates market                                                       25                   2
  Accounts receivable                                                              788                 578
  Inventories                                                                      751                 786
  Prepaid expenses                                                                 157                 141
----------------------------------------------------------------------------------------------------------
       Total current assets                                                      1,810               1,601
----------------------------------------------------------------------------------------------------------
Plant assets, net of depreciation                                                2,479               2,401
Intangible assets, net of amortization                                             721                 582
Other assets                                                                       399                 408
----------------------------------------------------------------------------------------------------------
       Total assets                                                             $5,409              $4,992
==========================================================================================================

Current liabilities
  Notes payable                                                                 $  432              $  434
  Payable to suppliers and others                                                  441                 473
  Accrued liabilities                                                              607                 570
  Dividend payable                                                                  78                  71
  Accrued income taxes                                                             152                 117
----------------------------------------------------------------------------------------------------------
       Total current liabilities                                                 1,710               1,665
----------------------------------------------------------------------------------------------------------

Long-term debt                                                                     563                 560
Nonpension postretirement benefits                                                 421                 402
Other liabilities, including deferred
  income taxes of $225 and $211                                                    399                 376
----------------------------------------------------------------------------------------------------------
       Total liabilities                                                         3,093               3,003
----------------------------------------------------------------------------------------------------------

Shareowners' equity
  Preferred stock; authorized 40 shares;
    none issued                                                                      -                   -
  Capital stock, $.075 par value; authorized
    280 shares; issued 271 shares                                                   20                  20
  Capital surplus                                                                  161                 155
  Earnings retained in the business                                              2,640               2,359
  Capital stock in treasury, at cost                                              (544)               (559)
  Cumulative translation adjustments                                                39                  14
----------------------------------------------------------------------------------------------------------
       Total shareowners' equity                                                 2,316               1,989
----------------------------------------------------------------------------------------------------------

       Total liabilities and shareowners' equity                                $5,409              $4,992
==========================================================================================================

See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                            STATEMENTS OF CASH FLOWS

                                  (unaudited)
                               (million dollars)

                                                                                        Six Months Ended
                                                                                   -------------------------
                                                                                    JANUARY          January
                                                                                   29, 1995         30, 1994
                                                                                   --------         --------

Cash flows from operating activities:
  Net earnings                                                                       $428            $369
  Non-cash charges:
    Depreciation and amortization                                                     143             125
    Deferred taxes                                                                      4               4
    Other                                                                              41              29
  Net change in accounts receivable                                                  (194)           (114)
  Net change in inventories                                                            58              15
  Net change in other current assets and liabilities                                   (5)            (93)
---------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                    475             335
---------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of plant assets                                                          (137)           (176)
  Sales of plant assets                                                                16              15
  Businesses acquired                                                                (194)             (8)
  Sales of businesses                                                                   5              15
  Net change in other assets                                                            5              14
  Net change in other temporary investments                                           (23)             (8)
---------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                       (328)           (148)
---------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Issuance of long-term debt                                                            3             100
  Reductions in long-term debt                                                        (17)           (101)
  Net change in borrowings with less than three-month
  maturities                                                                          (70)             (4)
  Other short-term borrowings                                                          63             (25)
  Dividends paid                                                                     (140)           (126)
  Treasury stock purchased                                                              -             (41)
  Treasury stock issued                                                                15               8
---------------------------------------------------------------------------------------------------------
         Net cash used in financing activities                                       (146)           (189)
---------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                (6)              -
---------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                                (5)             (2)

Cash and cash equivalents - beginning of period                                        94              63
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                                            $ 89            $ 61
=========================================================================================================

See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED
                  STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
                                  (unaudited)
                               (million dollars)

                                                                                           Capital
                                                                        Earnings Retained   Stock     Cumulative        Total
                                           Preferred  Capital  Capital       in the          in       Translation   Shareowners'
                                             Stock     Stock   Surplus      Business       Treasury   Adjustments       Equity
                                           ---------  -------  -------  -----------------  --------   -----------   -----------
 Balance at August 1, 1993                  $    -     $20      $149         $2,002         $(428)          $(39)       $1,704
 Net earnings                                                                   369                                        369
 Cash dividends ($.53 per share)                                               (133)                                      (133)
 Treasury stock purchased                                                                     (41)                         (41)
 Treasury stock issued under Management
    incentive and Stock option plans                               6                            6                           12
 Translation adjustments                                                                                      15            15
-------------------------------------------------------------------------------------------------------------------------------
 Balance at January 30, 1994                $    -     $20      $155         $2,238         $(463)          $(24)       $1,926
===============================================================================================================================
 BALANCE AT JULY 31, 1994                   $    -     $20      $155         $2,359         $(559)          $ 14        $1,989
 NET EARNINGS                                                                   428                                        428
 CASH DIVIDENDS ($.59 PER SHARE)                                               (147)                                      (147)
 TREASURY STOCK PURCHASED                                                                      (1)                          (1)
 TREASURY STOCK ISSUED UNDER MANAGEMENT
 INCENTIVE AND STOCK OPTION PLANS                                  6                           16                           22
 TRANSLATION ADJUSTMENTS                                                                                      25            25
------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT JANUARY 29, 1995                $    -     $20      $161         $2,640         $(544)          $ 39        $2,316
==============================================================================================================================

                   Changes in Number of Shares (unaudited)
                            (thousands of shares)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                    Issued       Outstanding        In Treasury
                                                                                    ------       -----------        ------------
 Balance at August 1, 1993                                                         271,245         251,706              19,539
 Treasury stock purchased                                                                           (1,139)              1,139
 Treasury stock issued under Management incentive and Stock option plans                               284                (284)
--------------------------------------------------------------------------------------------------------------------------------
 Balance at January 30, 1994                                                       271,245         250,851              20,394
================================================================================================================================
 BALANCE AT JULY 31, 1994                                                          271,245         248,319              22,926
 TREASURY STOCK PURCHASED                                                                              (12)                 12
 TREASURY STOCK ISSUED UNDER SANAGEMENT INCENTIVE AND STOCK OPTION PLANS                               596                (596)
--------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT JANUARY 29, 1995                                                       271,245         248,903              22,342
================================================================================================================================

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

(c)  Inventories

                                                                          JANUARY            July
                                                                         29, 1995          31, 1994
                                                                         --------          --------

Raw materials, containers and supplies                                     $326              $368
Finished products                                                           496               483
---------------------------------------------------------------------------------------------------
                                                                            822               851
Less - Adjustment of certain inventories
       to LIFO basis                                                         71                65
---------------------------------------------------------------------------------------------------
                                                                           $751              $786
===================================================================================================

(d)  Divestiture and Restructuring Program
     On January 28, 1993, the company's Board of Directors approved a divestiture and restructuring program which specifically identified six manufacturing plants to be closed and fourteen businesses to be sold. At the time of the Board's approval, charges of $353 ($300 after tax or $1.19 per share) were recorded for the estimated loss on disposition of plant assets, cost of closing each plant and loss on each business divestiture. During the first half of 1995, two businesses were sold. During the second quarter, the Board of Directors approved the sale of two additional businesses not included in the original Board authorization. Based on current estimates, existing reserves are adequate to cover the cost of disposing of these businesses because one business included in the original program will not be sold. A summary of the original reserves and charges through January 29, 1995 follows:

                                         Original                       Balance                       BALANCE
                                         Reserves       Charges         7/31/94       Charges         1/29/95
                                        ---------       -------         -------       -------        --------
 Loss on disposal of assets               $275          $(145)           $130          $(6)            $124
 Severance and benefits                     52            (28)             24          (16)               8
 Other                                      26            (10)             16           (1)              15
-------------------------------------------------------------------------------------------------------------
     Total                                $353          $(183)           $170         $(23)            $147
=============================================================================================================

 Current                                  $153                           $170                          $147
 Non-current                               200                              -                             -
-------------------------------------------------------------------------------------------------------------
      Total                               $353                           $170                          $147
=============================================================================================================

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                            AND FINANCIAL CONDITION

                             CAMPBELL SOUP COMPANY

RESULTS OF OPERATIONS

OVERVIEW

Campbell achieved record sales and earnings for the second quarter and first six months ended January 29. Quarterly sales surpassed $2.0 billion for the first time in the company's history resulting in record setting sales and earnings.

Net sales for the quarter were $2.04 billion, up 8% from the comparable period last year. Earnings per share increased 15% to a quarterly record of 93 cents, up from 81 cents in the second quarter last year. Net earnings rose 14% to $231 million from $203 million a year ago. All divisions worldwide turned in record sales and earnings.

Sales for the six months increased 7% to $3.90 billion, versus $3.66 billion for the comparable period last year. Earnings per share for the six months increased 17% to $1.72, and net earnings increased 16% to $428 million.

RESULTS BY DIVISION

SECOND QUARTER

U.S.A. - U.S. sales for the quarter were $1.22 billion versus $1.16 billion last year. Operating earnings climbed 9% to $272 million.

Soup volume was down one-half of one percent due to unseasonably warm weather and expansion of the program of "Continuous Product Replenishment" which smooths the flow of our products to customers. The "Healthy Request" line continued strong growth and the new condensed Chicken with White and Wild Rice and new varieties of "Home Cookin' " soups received good consumer acceptance.

Strong volume gains were recorded by a number of products including "Swanson" traditional frozen dinners, canned poultry and broth; "Great Starts" breakfasts; "Prego" spaghetti sauce; and "V8" juice. "Vlasic" pickles have been rejuvenated by the new "Stackers" line that has driven outstanding volume growth. Food Service products also achieved substantial volume gains, enhanced by the acquisition of Fresh Start Bakeries, a manufacturer of rolls and muffins for the fast food trade.

BAKERY & CONFECTIONERY - This division consists of "Pepperidge Farm" in the U.S., "Delacre" in Europe, "Arnott's" in Australasia, "Godiva" worldwide and the "Lamy Lutti" confectionery business in Europe.

Bakery and Confectionery sales increased 9% to $448 million from $410 million in the second quarter of last year. Operating earnings increased 10% to $63 million.

Pepperidge Farm distinctive cookie volume rose due to new varieties. Pepperidge Farm's "Goldfish" crackers surged, as did its frozen cakes and garlic bread. At Delacre, new varieties of "Biscuits Maison" also enjoyed strong consumer acceptance.

Godiva Chocolatier had an excellent holiday season with double digit sales growth in the U.S., Europe and Japan.

INTERNATIONAL GROCERY - International Grocery consists of soup, grocery and frozen businesses in Canada, Mexico, Europe and Australasia. This division reported sales of $386 million in the second quarter, a 14% increase over last year. Operating earnings rose 13% to $40 million. The devaluation of the Mexican peso reduced earnings by one million dollars.

Soup volume outside the United States grew 6% during the quarter, and 12% for the first half of fiscal 1995 with strong gains in Canada, Mexico, Asia and exports from the United Kingdom.

Sales also benefited from the recent acquisition of Stratford-Upon-Avon, a food service business in the United Kingdom, and from the booming beef business in Argentina.


SIX MONTHS

U.S.A. - U.S. sales for the six months were $2.34 billion versus $2.23 billion last year. Operating earnings increased 13% to $531 million.

U.S. soup shipments were down 1% due to unseasonably warm weather and expansion of "Continuous Product Replenishment". The "Healthy Request" line continued strong growth.

Other strong sales performances came from "Vlasic" pickles; "Swanson" traditional frozen dinners, canned poultry and broth; "Great Starts" breakfasts; "Prego" spaghetti sauce; "V8" juice and U.S. Food Service.

BAKERY AND CONFECTIONERY - Bakery and Confectionery sales grew 8% to $865 million from $802 million in the first six months of last year. Operating earnings improved 12% to $109 million.

Sales improvement was driven by new varieties of Pepperidge Farm distinctive cookies and strength in "Goldfish" crackers, frozen cakes and garlic bread. Arnotts experienced growth in the chocolate biscuit category and benefited from growing consumer awareness and expanded distribution of its "Away from Home" products. Godiva Chocolatier enjoyed an excellent holiday season.

INTERNATIONAL GROCERY - International Grocery reported sales of $727 million in the first six months, an 11% increase over last year. Operating earnings rose 15% to $72 million.

Soup volume outside the U.S. was up 12% for the first half of fiscal 1995 with strong gains in Canada, Mexico, Asia and exports from the United Kingdom. Argentina had an excellent first half driven by both the export and domestic beef businesses.

STATEMENTS OF EARNINGS

Net sales increased 8% for the second quarter and 7% for the six months, compared to the same periods in the prior year. Sales gains were strong across all divisions. Worldwide soup sales for the six months grew 4% with net sales outside the U.S. contributing a robust 12% growth.

Gross margins improved .7 percentage points to 42.4% in the second quarter and
1.1 percentage points to 42.0% for the six-month period. These improvements resulted principally from higher selling prices.

Marketing and selling expenses as a percent of sales rose to 19.0% and 18.5% for the second quarter and the six months, respectively, principally as a result of increased advertising. Advertising jumped 24% in the second quarter and 11% for the six months, compared to the prior year, led by spending on ready-to-serve soups and on "Vlasic" pickles in support of the launch of Vlasic's new "Stackers" line.

Interest expense for the six months increased due principally to financing costs associated with the acquisition of Fresh Start Bakeries and Stratford-Upon-Avon Foods. Interest expense for the second quarter of fiscal 1995 reflects a reduction in the accrual for the net interest cost of a securities lending arrangement involving U.S. Treasury notes maturing in fiscal 1995. Because of movements in interest rates, the net cost of this arrangement declined by $6 million in the second quarter to a net cost of $1 million.

The effective tax rate of 33.7% reflects the benefit of tax planning strategies, including utilization of tax loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Campbell's cash flows from operating activities are highly seasonal. As a result of earnings improvements and increased attention to working capital management, the company generated cash from operations of $475 million in the first six months of 1995, up $140 million from 1994. The seasonal increase in accounts receivable was $194 million in 1995, compared to an increase of $114 million in 1994, primarily a result of stronger sales. Continued focus on inventory control provided $58 million of cash.

Capital expenditures were $137 million in 1995, down $39 million from the prior year, as the company completed major cost saving and restructuring programs in the prior year. Capital expenditures are not expected to exceed $400 million in 1995. Construction of a new $150 million world-class factory at Arnotts is expected to commence in the third quarter with completion planned for 1997.

During the first half of fiscal 1995, the company acquired Fresh Start Bakeries, a food service baking concern with operations in the U.S., Europe and South America; Stratford-Upon-Avon Foods, a canned fruit and vegetable company in England; Kohi biscuits in New Zealand; Diet Care Puree, a Canadian food service company targeting institutional food for the elderly; and Greenfield Foods, a U.S. based baking concern specializing in low-fat cakes and cookies. The company also acquired an additional 3% interest in Arnotts Limited, boosting its share ownership in the Australian biscuit company to 61%.

In the third quarter, the company finalized the agreement to acquire Pace Foods, Ltd., the world's leading producer and marketer of Mexican sauces, for $1.076 billion -- the largest acquisition in the company's 126-year history. The purchase price for the Pace business was funded by commercial paper borrowings of different maturities and interest rates. A portion of these borrowings were replaced with a $300 million, 7.75% fixed rate two-year note in February 1995.

There were no significant repurchases of common stock for the treasury in fiscal 1995, compared to repurchases of 1.1 million shares at a cost of $41 million in fiscal 1994.





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

     a.   Campbell's Annual Meeting of Shareowners was held on November 17,
          1994.

     c.   The matters voted upon and the results of the vote are as follows:

     Election of Directors



           ====================================================================
                                                        Number of Shares
                                                  -----------------------------
                 Name                                 For              Withheld
           ====================================================================
           Alva A. App                            227,215,265           402,770
           Robert A. Beck                         227,209,930           408,105
           Edmund M. Carpenter                    227,218,439           399,596
           Bennett Dorrance                       227,228,488           389,547
           John T. Dorrance, III                  227,226,856           391,179
           Thomas W. Field, Jr.                   227,230,165           387,870
           David W. Johnson                       227,209,140           408,895
           Philip E. Lippincott                   227,215,331           402,704
           Mary Alice Malone                      227,227,220           390,815
           Charles H. Mott                        227,231,681           386,354
           Ralph A. Pfeiffer, Jr.                 227,215,793           402,242
           Donald M. Stewart                      227,203,810           414,225
           George Strawbridge, Jr.                227,226,526           391,509
           Robert J. Vlasic                       221,406,438         6,211,597
           Charlotte C. Weber                     227,225,752           392,283
           ====================================================================


===========================================================================================================================
                                                        For             Against         Abstentions        Broker Non-Votes
---------------------------------------------------------------------------------------------------------------------------
Approval of Campbell Soup Company
 1994 Long-Term Incentive Plan and
 conforming amendments to the
 Campbell Soup Company 1984 Long-
 Term Incentive Plan                                 202,098,187        13,198,066         892,441           11,429,341

Approval of the Campbell Soup
 Company Management Worldwide
 Incentive Plan                                      217,657,719         9,046,345         913,971              N/A

Ratification of Appointment of Auditors              226,804,020           307,202         506,813              N/A

Shareowner Proposal Concerning
 Political Contributions                               5,166,368       208,514,747       2,507,579           11,429,341
===========================================================================================================================

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               a.     Exhibits
                      --------

               No.
               ---

                 3 Campbell Soup Company's Form 8-K, reporting the purchase on January 30, 1995, of the assets and business of Pace Foods Ltd., was filed with the Securities and Exchange Commission on February 9, 1995, and is incorporated herein by reference.

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

                27    Financial Data Schedule



               b.     Reports on Form 8-K
                      -------------------

                      There were no reports on Form 8-K filed by Campbell during the quarter for which this report is filed. The Form 8-K relating to the Pace acquisition was filed after the quarter and is described above.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CAMPBELL SOUP COMPANY




Date:  March 13, 1995             By:/s/JOHN M. COLEMAN
                                     ----------------------------------------
                                     John M. Coleman, Senior Vice President -
                                     Law and Public Affairs




Date:  March 13, 1995             By:/s/FRANK E. WEISE, III
                                     ----------------------------------------
                                     Frank E. Weise, III
                                     Senior Vice President - Finance
                                     and Chief Financial Officer

                               INDEX TO EXHIBITS



Exhibit Number                                                            Page
--------------                                                            ----

     27           Financial Data Schedule                                  15