Form 10-Q
period 1995-04-30
CAMPBELL SOUP CO
filed 1995-06-14
CIK 16732

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For the Quarterly Period Ended                                        Commission File Number
       April 30, 1995                                                           1-3822



                             CAMPBELL SOUP COMPANY



                   NEW JERSEY                                                   21-0419870
             State of Incorporation                                   I.R.S. Employer Identification No.


                                 CAMPBELL PLACE
                         CAMDEN, NEW JERSEY  08103-1799
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


                           YES   X       NO      .
                               -----        -----


        THERE WERE 249,613,033 SHARES OF CAPITAL STOCK OUTSTANDING AS OF JUNE 1, 1995.

        THIS FORM 10-Q CONSISTS OF A TOTAL OF 14 PAGES. AN INDEX TO EXHIBITS IS ON PAGE 13.

================================================================================

                         PART I.  FINANCIAL INFORMATION

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                             STATEMENTS OF EARNINGS

                                  (unaudited)
                   (million dollars except per share amounts)

                                                               Three Months Ended                  Nine Months Ended
                                                          --------------------------            ----------------------
                                                            APRIL             May                APRIL           May
                                                           30, 1995         1, 1994             30, 1995       1, 1994
                                                          ---------       ----------            --------      --------
Net sales                                                  $1,744            $1,568              $5,648        $5,225
- -----------------------------------------------------------------------------------------------------------------------
Costs and expenses
  Cost of products sold                                     1,045               946               3,308         3,108
  Marketing and selling expenses                              357               321               1,082           991
  Administrative expenses                                      80                74                 240           226
  Research and development expenses                            20                20                  62            56
  Other expense                                                20                 9                  48            36
- -----------------------------------------------------------------------------------------------------------------------
      Total costs and expenses                              1,522             1,370               4,740         4,417
- -----------------------------------------------------------------------------------------------------------------------
Earnings before interest and taxes                            222               198                 908           808
Interest, net                                                  32                15                  72            48
- -----------------------------------------------------------------------------------------------------------------------
Earnings before taxes                                         190               183                 836           760
Taxes on earnings                                              63                64                 281           272
- -----------------------------------------------------------------------------------------------------------------------
Net earnings                                               $  127           $   119              $  555        $  488
=======================================================================================================================
Per share
  Net earnings                                               $.51              $.47               $2.23         $1.94
=======================================================================================================================
  Dividends                                                  $.31              $.28                $.90          $.81
=======================================================================================================================
Weighted average shares outstanding                           249               251                 249           251
=======================================================================================================================


See Notes To Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                                 BALANCE SHEETS

                                  (unaudited)
                               (million dollars)

                                                                                APRIL              July
                                                                               30, 1995           31, 1994
                                                                               --------           --------
Current assets
  Cash and cash equivalents                                                    $  134             $    94
  Other temporary investments, at cost
    which approximates market                                                      25                   2
  Accounts receivable                                                             676                 578
  Inventories                                                                     697                 786
  Prepaid expenses                                                                152                 141
- ----------------------------------------------------------------------------------------------------------
       Total current assets                                                     1,684               1,601
- ----------------------------------------------------------------------------------------------------------
Plant assets, net of depreciation                                               2,520               2,401
Intangible assets, net of amortization                                          1,732                 582
Other assets                                                                      437                 408
- ----------------------------------------------------------------------------------------------------------
       Total assets                                                            $6,373              $4,992
==========================================================================================================

Current liabilities
  Notes payable                                                                $1,116             $   434
  Payable to suppliers and others                                                 409                 473
  Accrued liabilities                                                             618                 570
  Dividend payable                                                                 -                   71
  Accrued income taxes                                                            136                 117
- ----------------------------------------------------------------------------------------------------------
       Total current liabilities                                                2,279               1,665
- ----------------------------------------------------------------------------------------------------------

Long-term debt                                                                    867                 560
Nonpension postretirement benefits                                                431                 402
Other liabilities, including deferred
  income taxes of $231 and $211                                                   395                 376
- ----------------------------------------------------------------------------------------------------------
       Total liabilities                                                        3,972               3,003
- ----------------------------------------------------------------------------------------------------------
Shareowners' equity
  Preferred stock; authorized 40 shares;
    none issued                                                                    -                   -
  Capital stock, $.075 par value; authorized
    280 shares; issued 271 shares                                                  20                  20
  Capital surplus                                                                 163                 155
  Earnings retained in the business                                             2,690               2,359
  Capital stock in treasury, at cost                                             (530)               (559)
  Cumulative translation adjustments                                               58                  14
- ----------------------------------------------------------------------------------------------------------
       Total shareowners' equity                                                2,401               1,989
- ----------------------------------------------------------------------------------------------------------

       Total liabilities and shareowners' equity                               $6,373              $4,992
==========================================================================================================


See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                            STATEMENTS OF CASH FLOWS

                                  (unaudited)
                               (million dollars)

                                                                                           Nine Months Ended
                                                                                   ------------------------------
                                                                                    APRIL                  May
                                                                                   30, 1995              1, 1994
                                                                                   --------            ----------
Cash flows from operating activities:
  Net earnings                                                                       $555                 $488
  Non-cash charges:
    Depreciation and amortization                                                     210                  193
    Deferred taxes                                                                     10                    8
    Other                                                                              55                   41
  Net change in accounts receivable                                                   (63)                  35
  Net change in inventories                                                           122                   55
  Net change in other current assets and liabilities                                  (71)                (125)
- -----------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                    818                  695
- -----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of plant assets                                                          (229)                (278)
  Sales of plant assets                                                                59                   33
  Businesses acquired                                                              (1,257)                  (8)
  Sales of businesses                                                                  11                   23
  Net change in other assets                                                          (38)                 (57)
  Net change in other temporary investments                                           (21)                   7
- -----------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                     (1,475)                (280)
- -----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Issuance of long-term debt                                                          305                  111
  Reductions in long-term debt                                                        (20)                (109)
  Net change in borrowings with less than three-month
   maturities                                                                         916                  (37)
  Other short-term borrowings                                                        (238)                 (57)
  Dividends paid                                                                     (295)                (265)
  Treasury stock purchased                                                             (1)                 (46)
  Treasury stock issued                                                                30                   13
- -----------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                          697                 (390)
- -----------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                 -                   (2)
- -----------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                                40                   23

Cash and cash equivalents - beginning of period                                        94                   63
- -----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                                            $134                 $ 86
=================================================================================================================

See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED
                  STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
                                  (unaudited)
                               (million dollars)

                                                                                               Capital
                                                                          Earnings Retained     Stock     Cumulative      Total
                                          Preferred   Capital   Capital         in the           in       Translation  Shareowners'
                                            Stock      Stock    Surplus        Business        Treasury   Adjustments     Equity
                                          ---------   -------   -------   -----------------   ---------   -----------  ------------
 Balance at August 1, 1993                 $    -      $20       $149          $2,002           $(428)        $(39)        $1,704
 Net earnings                                                                     488                                         488
 Cash dividends ($.81 per share)                                                 (202)                                       (202)
 Treasury stock purchased                                                                         (46)                        (46)
 Treasury stock issued under Management
    incentive and Stock option plans                                8                              12                          20
 Translation adjustments                                                                                        18             18
- -----------------------------------------------------------------------------------------------------------------------------------
 Balance at May 1, 1994                    $    -      $20       $157          $2,288           $(462)        $(21)        $1,982
===================================================================================================================================
 BALANCE AT JULY 31, 1994                  $    -      $20       $155          $2,359           $(559)        $ 14         $1,989
 NET EARNINGS                                                                     555                                         555
 CASH DIVIDENDS ($.90 PER SHARE)                                                 (224)                                       (224)
 TREASURY STOCK PURCHASED                                                                          (1)                         (1)
 TREASURY STOCK ISSUED UNDER MANAGEMENT
    INCENTIVE AND STOCK OPTION PLANS                                8                              30                          38
 TRANSLATION ADJUSTMENTS                                                                                        44             44
- -----------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT APRIL 30, 1995                 $    -      $20       $163          $2,690           $(530)        $ 58         $2,401
===================================================================================================================================

                    Changes in Number of Shares (unaudited)
                             (thousands of shares)

                                                              Issued        Outstanding       In Treasury
                                                              ------        -----------       ------------
 Balance at August 1, 1993                                    271,245        251,706             19,539
 Treasury stock purchased                                                     (1,268)             1,268
 Treasury stock issued under Management
   incentive and Stock option plans                                              514               (514)
- ------------------------------------------------------------------------------------------------------------------
 Balance at May 1, 1994                                       271,245        250,952             20,293
==================================================================================================================
 BALANCE AT JULY 31, 1994                                     271,245        248,319             22,926
 TREASURY STOCK PURCHASED                                                        (12)                12
 TREASURY STOCK ISSUED UNDER MANAGEMENT
   INCENTIVE AND STOCK OPTION PLANS                                            1,269             (1,269)
- ------------------------------------------------------------------------------------------------------------------
 BALANCE AT APRIL 30, 1995                                    271,245        249,576             21,669
==================================================================================================================

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

(c)      Inventories

                                                                               APRIL             July
                                                                              30, 1995          31, 1994
                                                                              --------          --------
     Raw materials, containers and supplies                                     $297              $368
     Finished products                                                           474               483
- --------------------------------------------------------------------------------------------------------
                                                                                 771               851
     Less - Adjustment of certain inventories
            to LIFO basis                                                         74                65
- --------------------------------------------------------------------------------------------------------
                                                                                $697              $786
========================================================================================================

(d) Divestiture and Restructuring Program
    On January 28, 1993, the company's Board of Directors approved a divestiture and restructuring program which specifically identified six manufacturing plants to be closed and fourteen businesses to be sold. At the time of the Board's approval, charges of $353 ($300 after tax or $1.19 per share) were recorded for the estimated loss on disposition of plant assets, cost of closing each plant and loss on each business divestiture. During the third quarter, two additional businesses were sold, bringing the total businesses sold to four in this fiscal year. A summary of the original reserves and charges through April 30, 1995 follows:


                                         Original                       Balance                       BALANCE
                                         Reserves       Charges         7/31/94       Charges         4/30/95
                                        ---------       -------         -------       -------        --------
 Loss on disposal of assets               $275          $(145)           $130         $(23)            $107
 Severance and benefits                     52            (28)             24          (22)               2
 Other                                      26            (10)             16           (1)              15
- -------------------------------------------------------------------------------------------------------------
     Total                                $353          $(183)           $170         $(46)            $124
=============================================================================================================

 Current                                  $153                           $170                          $124
 Non-current                               200                              -                             -
- -------------------------------------------------------------------------------------------------------------
      Total                               $353                           $170                          $124
=============================================================================================================


(e) Acquisitions
    Effective January 30, 1995 the company acquired Pace Foods, Ltd., the world's largest producer and marketer of Mexican sauces, for $1.076 billion. The acquisition was accounted for as a purchase transaction and the results of operations after January 30, 1995 are included in Campbell's financial statements. The purchase price was allocated to assets acquired and liabilities assumed based upon preliminary fair value estimates, and resulted in the recording of intangible asssets, principally goodwill, of approximately $1 billion. Intangible assets are amortized on a straight-line basis over periods not exceeding 40 years.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                            AND FINANCIAL CONDITION

                             CAMPBELL SOUP COMPANY


RESULTS OF OPERATIONS

OVERVIEW

Campbell achieved record sales and earnings for the third quarter and nine months ended April 30, 1995.

Net sales for the quarter were $1.74 billion, up 11% from the comparable period last year. Earnings per share, after 4 cents per share dilution from acquisitions, increased 9% to 51 cents, up from 47 cents last year. Net earnings rose 7% to $127 million from $119 million a year ago. Acquisitions were positive contributors to net sales and operating earnings, and earnings growth was anchored by strong results from leading U.S. brands, especially soup.

Sales for the nine months increased 8% to $5.65 billion, versus $5.23 billion for the comparable period last year. Earnings per share for the nine months increased 15% to $2.23, and net earnings increased 14% to $555 million.

RESULTS BY DIVISION

THIRD QUARTER

U.S.A. - U.S. sales for the quarter were $1.02 billion versus $913 million last year. Operating earnings climbed 14% to $171 million.

The Pace Foods and Fresh Start acquisitions contributed 60% of the U.S. sales growth and soup volume increased 3%, as the Continuous Product Replenishment program better matched factory shipments to consumer purchases. Ready-to-Serve soups led the volume gain driven by double-digit increases in "Healthy Request", "Home Cookin'" and "Swanson" broth.

Excellent consumer reception brought strong growth to several "Swanson" brand products including canned poultry, "Hungry-Man" dinners and new "Mac & More" single serving dishes. New products such as Vlasic's "Sandwich Stackers" pickles, "Franco-American" pasta in the shape of Disney licensed characters, and a new size of "Campbell's" Pork & Beans drove volume growth in their categories.

BAKERY & CONFECTIONERY - This division consists of Pepperidge Farm in the U.S., Delacre in Europe, Arnotts Limited in Australia and Asia, Godiva Chocolatier worldwide and the Lamy Lutti confectionery businesses in Europe.

Bakery & Confectionery also achieved record third quarter sales, increasing 9% to $379 million. Operating earnings rose 7% to $30 million.

"Goldfish" crackers and "Pepperidge Farm" frozen garlic breads continued their strong sales growth. Godiva Chocolatier had excellent Valentine's Day sales with strong double-digit sales growth in the U.S., Europe and Japan, and Lamy Lutti also experienced strong volume growth.

INTERNATIONAL GROCERY - International Grocery consists of soup, grocery and frozen businesses in Canada, Mexico, Argentina, Europe, Australia and Asia.

This division reported sales of $356 million for the third quarter, a 12% increase over last year. Sales were reduced slightly by the divestiture of two small businesses in Italy. Operating earnings rose 5% to $31 million. The devaluation of the Mexican peso reduced earnings by $2 million in the quarter.

Soup volume outside the United States grew 10% during the quarter, with major gains in Canada, Australia and Asia. Sales also benefitted from the acquisition of Stratford-upon-Avon in the United Kingdom as well as growth of the beef business in Argentina.


NINE MONTHS

U.S.A. - U.S. sales for the nine months were $3.36 billion versus $3.14 billion last year. Operating earnings increased 13% to $702 million.

Soup volume was down 1% due to unseasonably warm weather in the important second and third quarters. The "Healthy Request" and "Home Cookin'" lines continued to show strong growth.

Other strong sales performances came from "Vlasic" pickles; "Swanson" brand products including "Hungry-Man" dinners, canned poultry and broth; "Great Starts" breakfasts; "Prego" spaghetti sauce; "Franco-American" pasta; "V8" juice and U.S. Food Service.

BAKERY & CONFECTIONERY - Bakery & Confectionery sales grew 8% to $1.24 billion from $1.15 billion in the first nine months of last year. Operating earnings improved 11% to $139 million.

Sales improvement was driven by new varieties of Pepperidge Farm distinctive cookies and strength in "Goldfish" crackers and "Pepperidge Farm" frozen garlic bread. Godiva Chocolatier enjoyed excellent Christmas and Valentine's Day seasons in the U.S., Europe and Japan.

INTERNATIONAL GROCERY - International Grocery reported sales of $1.08 billion in the first nine months, an 11% increase over last year. Operating earnings rose 11% to $103 million.

Soup volume outside the U.S. was up 11% for the first nine months of fiscal 1995 with strong gains in Canada, Mexico, Asia and exports from the United Kingdom. Argentina continued its strong growth in the export and domestic beef businesses.

STATEMENTS OF EARNINGS

Net sales increased 11% for the third quarter and 8% for the nine months, compared to the same periods in the prior year. Sales gains were strong across all divisions. Worldwide soup sales for the nine months grew 4.5% with net sales outside the U.S. contributing strong growth of 11%. Acquisitions contributed 5.5% of the growth for the third quarter and 2.5% for the nine months.

Gross margins improved .4 percentage points to 40.1% in the third quarter and
 .9 percentage points to 41.4% for the nine-month period. These improvements resulted principally from higher selling prices and manufacturing efficiencies.

Marketing and selling expense as a percent of sales remained flat compared to the prior year at 20.4% and 19.1% for the third quarter and nine months, respectively. These expenses increased 11.4% in the third quarter and 8.5% for the nine months, compared to the prior year, as a result of spending on Ready-to-Serve soups and in support of the launch of Vlasic's new "Stackers" line.

Interest expense for the nine months increased due principally to financing costs associated with acquisitions.

The effective tax rate of 33.6% reflects the benefit of tax planning strategies, including utilization of tax loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Campbell's cash flows from operating activities are highly seasonal. As a result of earnings improvements and increased attention to working capital management, the company generated cash from operations of $818 million in the nine months of 1995, up $123 million from 1994. An increase in accounts receivable of $63 million in 1995 was the result of higher sales. Continued focus on inventory management provided $122 million of cash in the nine months of 1995, up $67 million from 1994.

Capital expenditures were $229 million in 1995, down $49 million from the prior year, as the company completed several cost saving and restructuring programs in the prior year. Capital expenditures are not expected to exceed $400 million in 1995. Construction of a new $150 million world-class factory by Arnotts began in the third quarter with completion planned for 1997.

During the first nine months of fiscal 1995, the company acquired Pace Foods, the world's leading producer and marketer of Mexican sauces; Fresh Start Bakeries, a food service baking concern with operations in the U.S., Europe and South America; Stratford-upon- Avon Foods, a canned fruit and vegetable company in England; Kohi Biscuits in New Zealand; Diet Care Puree, a Canadian food service company targeting institutional food for the elderly; and Greenfield Foods, a U.S. based baking operation specializing in low-fat cakes and cookies. The company also acquired an additional 6% interest in Arnotts Limited, boosting its share ownership in the Australian biscuit company to 64%.

These acquisitions (approximately $1.3 billion) were funded through cash generated from operations and commercial paper borrowings of different maturities and interest rates. During the third quarter, a portion of these borrowings was replaced with a $300 million, 7.75% fixed rate two-year note due in February 1997.

There were no significant repurchases of common stock for the treasury in fiscal 1995, compared to repurchases of 1.3 million shares at a cost of $46 million in fiscal 1994. As a result of increases in the dividend rate, year-to-date dividend payments increased $30 million to $295 million in 1995, from $265 million for the first nine months of 1994.

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

      27   Financial Data Schedule


      b.   Reports on Form 8-K

           A Form 8-K, reporting Campbell's purchase on January 30, 1995, of the assets and business of Pace Foods, Ltd., was filed with the Securities and Exchange Commission on February 9, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              CAMPBELL SOUP COMPANY




Date:  June 13, 1995                   By:/s/JOHN M. COLEMAN
                                          -------------------------------------------
                                          John M. Coleman, Senior Vice President -
                                          Law and Public Affairs




Date:  June 13, 1995                   By:/s/LEO J. GREANEY
                                          ---------------------------------------------
                                          Leo J. Greaney
                                          Vice President - Controller
                                          (Chief Accounting Officer)

                               INDEX TO EXHIBITS




Exhibit Number                                                                                       Page
- --------------                                                                                       ----
     27                                  Financial Data Schedule                                      14