Form 10-K
period 1995-07-30
CAMPBELL SOUP CO
filed 1995-10-06
CIK 16732

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-K

              -------------------------------------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED                              COMMISSION FILE NUMBER
     JULY 30, 1995                                                1-3822


                             CAMPBELL SOUP COMPANY


             NEW JERSEY                                21-0419870
     STATE OF INCORPORATION                  I.R.S. EMPLOYER IDENTIFICATION NO.


                                CAMPBELL PLACE
                        CAMDEN, NEW JERSEY  08103-1799
                         PRINCIPAL EXECUTIVE OFFICES

                       TELEPHONE NUMBER: (609) 342-4800

              -------------------------------------------------


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

              -------------------------------------------------


        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X       No
                               --------       ------.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        As of September 18, 1995, the aggregate market value of Capital
Stock held by non-affiliates of the Registrant was $5,910,581,338.50.
(The exclusion of the market value of shares owned by any person shall not be deemed an admission that such person is an "affiliate" of the Registrant.) There were 248,439,373 shares of Capital Stock outstanding as of September 18, 1995.

        Notice of Annual Meeting and Proxy Statement dated October 6, 1995, for the Annual Meeting of Shareowners to be held on November 16, 1995, are incorporated by reference into Part III.

================================================================================
This Form 10-K contains 114 pages including exhibits. An index to exhibits is on page 39.

                                     PART I

ITEM 1.   BUSINESS

                                  THE COMPANY

Campbell Soup Company, together with its consolidated subsidiaries, is a leading manufacturer and marketer of high quality, branded convenience food products. Campbell was incorporated as a business corporation under the laws of New Jersey on November 23, 1922; however, through predecessor organizations, its beginnings in the food business can be traced back to 1869.

During 1995, the company acquired Pace Foods, the world's leading producer and marketer of Mexican sauces; Fresh Start Bakeries, Inc., a food service baking company with operations in the U.S., Europe and South America; and Stratford-upon-Avon Foods, a canned vegetable and fruit company in England. The company also acquired additional shares in Arnotts Limited, Australia's leading biscuit manufacturer, boosting its share ownership to 65%.

                                    PRODUCTS

The company produces and sells a wide array of food products including canned foods such as soups, juices, gravies, pasta, meat and vegetables; frozen foods such as dinners, breakfasts, entrees, garlic breads and rolls, sandwiches, meat pies, seafood, vegetables, pastries and cakes; pickles, olives, peppers and relishes; fresh bread and rolls; croutons and stuffing; cookies, crackers and snacks; dry soups; refrigerated foods such as salads, antipasto, salad dressings, cheese spreads and dips, sauces, desserts and entrees; vinegar, vegetable oils, mayonnaise and mustard; beverage and dessert mixes; sauces, including salsa, picante, pasta and barbecue sauces; nuts; pates; chocolates and other confectionery items; bubble gum; fish; poultry; and fresh mushrooms. The company's food products are for the most part prepared from confidential recipes developed in its kitchens and research laboratories. To assure wholesome, attractive and uniform products, high standards of quality are maintained by a rigorous system of quality assurance.

In the United States, sales solicitation activities are conducted by the company's own sales force and through broker and distributor arrangements. No material part of the business is dependent upon a single customer. Shipments are made promptly by the company after receipt and acceptance of orders.

                                   TRADEMARKS

The company markets its food products under a number of significant trademarks. The company considers such trademarks, taken as a whole, to be of material importance to its business and, consequently, aggressively seeks to protect its rights in them. In the United States, these include: Campbell's, M'm! M'm! Good!, Pepperidge Farm, Godiva, Vlasic, Swanson, Pace, Mrs. Paul's, V8, Franco-American, Prego, SpaghettiOs, Marie's, Open Pit, Healthy Request, Home Cookin', Goldfish, Hungry-Man, Mac & More, Lunch and More, Great Starts, and others.

Trademarks used outside the United States include: Delacre, Arnott's, Swift, Habitant, Lacroix, Fray Bentos, Kohi, Exeter, Plate, Ace, La Patrona, MacFarms, La Main Bleue, Royal Mail, Candy Man, Tubble Gum, Roll Up, Beeck, Kattus, Probare, Granny's, Devos-Lemmens, Imperial, Kwatta, Lutti, Leo and others.

The company's trademarks also include federally registered depictions of certain characters and designs such as the "Campbell Kids", the "Campbell's" condensed soup can label, the "Vlasic" stork, the "Godiva" Gold Ballotin box, the "Goldfish" cracker shape, the "Pace" salsa and picante sauce jar shape, and others.

Although the company owns a number of valuable patents, its business is not dependent upon any single patent or any group of related patents.

                                 COMPETITION

The company experiences vigorous competition for sales of all its principal products in its major markets from numerous competitors of varying sizes. The principal areas of competition are quality, price, advertising, promotion, and service. The company is the largest manufacturer in the United States of condensed and ready-to-serve soups, vegetable juice, tomato juice, pickles, Mexican sauces, and canned poultry; and has a strong position in the canned beans, canned gravies, canned pasta products, pasta sauces, frozen breakfasts and frozen prepared dinners segments.

                                  INGREDIENTS

Most ingredients required for the manufacture of the company's food products are purchased from others, except for mushrooms, poultry and beef. Swift-Armour Sociedad Anonima Argentina, an Argentine corporation and a wholly-owned subsidiary, has been the principal supplier of cooked beef to the company.

In general, satisfactory sources of supply of ingredients are available. Ingredient inventories are at a peak during the late fall and decline during the winter and spring. Since many ingredients of suitable quality are available in sufficient quantities only at certain seasons, the company makes heavy purchases of such ingredients during their respective seasons. As a result of factors not within the company's control, the prices of ingredients fluctuate significantly from time to time.

                                WORKING CAPITAL

Information relating to the company's cash and other working capital items is set forth in Part II of this Report on pages F-2 through F-7 in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition".

                            RESEARCH AND DEVELOPMENT

During the last three fiscal years, the company's expenditures on research activities relating to new products and the improvement of existing products were approximately $88 million in 1995, $78 million in 1994, and $69 million in 1993. The company conducts this research at the Campbell Institute for Research and Technology at the company's headquarters in Camden, New Jersey, and in other locations in the United States and foreign countries.

                             ENVIRONMENTAL MATTERS

The company has programs for the operation and design of its facilities which meet or exceed applicable environmental rules and regulations. The company's expenditures for capital improvements during fiscal 1995 were approximately $391 million, of which, according to company estimates, approximately $7.2 million was for compliance with environmental laws and regulations in the United States. The company further estimates that approximately $6.0 million of the capital expenditures anticipated during fiscal 1996 will be for compliance with such environmental laws and regulations. The company believes that continued compliance with existing environmental laws and regulations will not have a material effect on capital expenditures, earnings or the competitive position of the company.

                                  EMPLOYEES

At July 30, 1995, there were 43,781 persons employed by the company.

                              FOREIGN OPERATIONS

Information with respect to the revenue, operating profitability and identifiable assets attributable to the company's foreign operations is set forth in Part II of this Report on page F-16 in the section of the Notes to Consolidated Financial Statements entitled "Geographic Area Information".

                            FINANCIAL INFORMATION

Information with respect to the revenue, operating profit and identifiable assets for the company's only industry segment is set forth in Part II hereof on page F-16 in the section of the Notes to Consolidated Financial Statements entitled "Geographic Area Information".

ITEM 2.   PROPERTIES AT JULY 30, 1995

The company's principal manufacturing and processing operations in the United States are located in Arkansas (frozen foods; ingredients), California (heat processed; dried and frozen foods; condiments; bakery; mushrooms; ingredients), Connecticut (bakery), Delaware (condiments), Florida (bakery; biscuit), Georgia (dry and heat processed foods; ingredients; mushrooms), Hawaii (nuts; bakery), Illinois (bakery; mushrooms), Kansas (bakery), Michigan (condiments; heat processed foods;

mushrooms), Nebraska (frozen foods; ingredients), New Jersey (ingredients), North Carolina (heat processed foods), Ohio (heat processed; biscuit), Pennsylvania (confectionery; biscuit; bakery; mushrooms), South Carolina (bakery), Texas (heat processed foods; ingredients), Utah (biscuit; bakery; frozen foods) and Wisconsin (ingredients; condiments).

Outside the U.S., the company has manufacturing and distribution facilities in Argentina (meat products; heat processed and chilled foods), Australia (biscuit; heat processed foods; juices; mushrooms), Belgium (confectionery; biscuit; heat processed foods), Brazil (bakery), Canada (heat processed and frozen foods), Chile (bakery), England (heat processed and frozen foods), France (confectionery; biscuit; heat processed foods), Germany (refrigerated and heat processed foods; bakery; distribution), Hong Kong (distribution), Japan (distribution), Mexico (ingredients; heat processed and frozen foods; distribution), the Netherlands (confectionery; frozen foods; biscuit; distribution), New Zealand (biscuit; distribution), Papua New Guinea (biscuit) and Scotland (frozen foods).

The company also operates 126 retail confectionery shops in the United States, Canada and Europe; 88 retail bakery thrift stores in the United States; 1 mail order facility; and other plants and facilities at various locations in the United States and abroad.

The company's manufacturing and processing plants are efficient and well maintained. In the design of plant facilities, particular emphasis is placed on quality assurance in the finished products, safety in the operations, and avoidance or abatement of pollution. The company maintains its own engineering staff, which monitors these facilities with a view toward continuously upgrading and modernizing their design and construction.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

EXECUTIVE OFFICERS OF CAMPBELL AT OCTOBER 2, 1995

The following list of executive officers as of October 2, 1995, is included herein as an item in Part I of this Form 10-K:

                                                                                                                     Date First
                                                                                                                      Elected
Name                                            Present Title                                       Age               Officer
----                                            -------------                                       ---              ----------
David W. Johnson  . . . . . . . . . . . . . .  Chairman, President and                               63                 1990
                                               Chief Executive Officer.

John M. Coleman . . . . . . . . . . . . . . .  Senior Vice President - Law and                       45                 1989
                                               Public Affairs.

James R. Kirk . . . . . . . . . . . . . . . .  Senior Vice President -                               53                 1983
                                               Research & Development and
                                               Quality Assurance.
                                               President - Campbell Institute
                                               for Research and Technology.

Robert Subin  . . . . . . . . . . . . . . . .  Senior Vice President - Finance.                      57                 1988

Frank E. Weise, III . . . . . . . . . . . . .  Senior Vice President.                                51                 1992
                                               President - Bakery & Confectionery.

Robert F. Bernstock . . . . . . . . . . . . .  Vice President.                                       44                 1990
                                               President - International Grocery.

Francis A. DuVernois  . . . . . . . . . . . .  Vice President.                                       62                 1988
                                               Vice President - Global Operations.

Brenda E. Edgerton  . . . . . . . . . . . . .  Vice President - Finance, U.S. Soup.                  46                 1989

Ronald E. Elmquist  . . . . . . . . . . . . .  Vice President.                                       49                 1994
                                               President - Global Food Service.

John L. Forbis  . . . . . . . . . . . . . . .  Vice President - Strategic Planning and               53                 1994
                                               Corporate Development.

Leo J. Greaney  . . . . . . . . . . . . . . .  Vice President - Controller.                          61                 1989

Ralph A. Harris . . . . . . . . . . . . . . .  Vice President - Corporate                            49                 1990
                                               Development.

EXECUTIVE OFFICERS OF CAMPBELL AT OCTOBER 2, 1995

                                                                                                                     Date First
                                                                                                                      Elected
Name                                           Present Title                                        Age               Officer
----                                           -------------                                        -----            ----------
Gerald S. Lord  . . . . . . . . . . . . . . .  Vice President - Treasurer.                           49                 1993

Kathleen MacDonnell . . . . . . . . . . . . .  Vice President.                                       47                 1990
                                               President - Frozen Foods Group.

Dale F. Morrison  . . . . . . . . . . . . . .  Vice President.                                       46                 1995
                                               President - Pepperidge Farm
                                               North America.

Daniel J. O'Neill . . . . . . . . . . . . . .  Vice President.                                       43                 1995
                                               President - Campbell Sales Company.

Alfred Poe  . . . . . . . . . . . . . . . . .  Vice President.                                       46                 1991
                                               President - Meal Enhancement Group.

J. Neil Stalter . . . . . . . . . . . . . . .  Vice President - Public Affairs.                      57                 1991

F. Martin Thrasher  . . . . . . . . . . . . .  Vice President.                                       44                 1992
                                               President - U.S. Soup.

Edward F. Walsh . . . . . . . . . . . . . . .  Vice President - Human Resources.                     54                 1993


Each of the above-named officers has been employed by the company in an executive or managerial capacity for at least five years, except Frank E. Weise, III, Ronald E. Elmquist, John L. Forbis, Dale F. Morrison, Daniel J. O'Neill, Alfred Poe, J. Neil Stalter and Edward F. Walsh. Frank E. Weise, III served as Comptroller (chief financial officer), Food and Beverage Sector, of
The Procter & Gamble Company prior to joining Campbell in 1992.   Ronald E.
Elmquist served as Chairman and Chief Executive Officer of White Swan, Inc. prior to joining Campbell in 1994. John L. Forbis was a partner at Arthur D. Little prior to joining Campbell in 1994. Dale F. Morrison served as President, Frito Lay North America (1993-1995), and headed PepsiCo, Inc. businesses in the United Kingdom (1990-1993) prior to joining Campbell in 1995. Daniel J. O'Neill served as Vice President - Group Managing Director, Europe (1993-1994), Vice President - Group Business Manager, North America (1992-1993) and Vice President U.S. Consumer Products, Homecare (1990-1992) of S.C. Johnson prior to joining Campbell in 1994. Alfred Poe served as Vice President - Sales (1991) and Vice President - Brands (1988-1991) of M&M/Mars prior to joining Campbell in 1991. J. Neil Stalter served as Vice President - Corporate Communications of Eastman Kodak Company prior to joining Campbell in 1991. Prior to joining Campbell in 1993, Edward F. Walsh served as Senior Vice President - Administration of Nutri-System, Inc. (1990-1993).

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


                                   PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          SHAREOWNER MATTERS

Campbell's Capital Stock is listed on the New York and Philadelphia Stock Exchanges, The Stock Exchange-London and the Swiss Stock Exchanges. On September 18, 1995, there were 30,748 holders of record of Campbell's Capital Stock. The market price and dividend information with respect to Campbell's Capital Stock are set forth on page F-26 of this Report in the section of the Notes to Consolidated Financial Statements entitled "Quarterly Data (unaudited)". Future dividends will be dependent upon future earnings, financial requirements and other factors.

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

ITEM 8.   FINANCIAL STATEMENTS

The information called for by this Item is contained in a separate section of this Report. See the Index to Financial Statements on page F-8 of the Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections entitled "Election of Directors" and "Compliance with Section 16 of the Exchange Act" set forth on pages 1 through 3 and page 27 of Campbell's Notice of Annual Meeting and Proxy Statement dated October 6, 1995 (the "1995 Proxy Statement") are incorporated herein by reference.

The information required by this Item relating to the executive officers of Campbell is set forth in Part I of this Report on pages 6 through 8 under the heading "Executive Officers of Campbell at October 2, 1995".

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth on pages 9 through 14 of the 1995 Proxy Statement in the section entitled "Compensation of Executive Officers" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by this Item is set forth at pages 4 and 5 and pages 26 and 27 of the 1995 Proxy Statement in the sections entitled "Election of Directors" and "Security Ownership of Certain Beneficial Owners" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  1.   All Financial Statements

          The Index of Financial Statements is included on page F-8 of this Report.

     2.   Financial Statement Schedules

          None.

     3.   Exhibits


NO.                         DESCRIPTION
---                         -----------
2         Campbell Soup Company's  Form 8-K, reporting the purchase on
          January 30, 1995, of the assets and business of Pace Foods
          Ltd, was filed with the Securities and Exchange Commission on
          February 9, 1995, and is incorporated herein by reference.

3(a) Campbell's Restated Certificate of Incorporation as amended through November 21, 1991, was filed with the Securities and Exchange Commission ("SEC") with Campbell's Form 10-K for the fiscal year ended August 2, 1992, and is incorporated herein by reference.

3(b)      Campbell's By-Laws, effective as of June 1, 1995.

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

10(a) Campbell Soup Company 1984 Long-Term Incentive Plan, as amended on November 17, 1994.*

10(b) Campbell Soup Company 1994 Long-Term Incentive Plan was filed with the SEC with Campbell's 1994 Proxy Statement and is incorporated herein by reference.*

10(c) Campbell Soup Company Management Worldwide Incentive Plan, as amended on November 17, 1994, was filed with the SEC with Campbell's 1994 Proxy Statement and is incorporated herein by reference.*

3.        Exhibits (Cont'd.)


 NO.                        DESCRIPTION
 ---                        -----------
10(d)     Retirement Benefit Plan for Directors, effective December 1,
          1991, was filed with the SEC with Campbell's 10-K for the
          fiscal year ended August 2, 1992, and is incorporated herein by reference.*

10(e)     Supplemental Retirement Benefit Program, as amended on June
          24, 1993.*

10(f)     Personal Choice, A Flexible Reimbursement Program for Campbell
          Soup Company Executives, effective August 1, 1994.*

10(g)     Supplemental Savings Plan, as amended on May 25, 1995.*

10(h)     Employment Agreement dated January 2, 1990, with David W.
          Johnson, President and Chief Executive Officer, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended
          July 29, 1990, and is incorporated herein by reference.*

10(i)     Severance Protection Agreement dated May 18, 1990, with John
          M. Coleman, Senior Vice President - Law and Public Affairs, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended August 2, 1992, and is incorporated herein by reference. Agreements with eight (8) other Executive
          Officers are in all material respects the same as that with Mr. John M. Coleman.*

10(j) Special incentive arrangements for the Chairman, President and Chief Executive Officer, approved by the Board in fiscal 1994, under which he can earn from $0 to $5 million in addition to his other compensation if specified aggressive sales goals are achieved for certain businesses in fiscal 1996.*

21        Subsidiaries of Campbell.

23        Consent of Independent Accountants.

24(a)     Power of Attorney.

24(b) Certified copy of the resolution of Campbell's Board of Directors authorizing signatures pursuant to a power of attorney.

27        Financial Data Schedule

---------------------------------
* A management contract, compensatory plan or arrangement required to be filed by Item 14(c) of this Report.

(b)       Reports on Form 8-K

          There were no reports on Form 8-K filed by Campbell during the fourth quarter of fiscal 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Campbell has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 6, 1995
                                         CAMPBELL SOUP COMPANY


                                         By:/s/ Robert Subin
                                            -----------------------------------
                                            Robert Subin
                                            Senior Vice President - Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Campbell and in the capacity and on the date indicated.

Date:  October 6, 1995


  (a)  /s/ David W. Johnson              (b)  /s/ Leo J. Greaney
       ------------------------------         ------------------------------
       David W. Johnson                       Leo J. Greaney
       Chairman, President and Chief          Vice President - Controller
       Executive Officer                      (Principal financial and
       (Principal executive officer)          accounting officer)


                           (c)  Directors


                                /s/ David W. Johnson
                                -------------------------
                                David W. Johnson
                                            and:

            Alva A. App                                 Mary Alice Malone
            Robert A. Beck                              Charles H. Mott
            Edmund M. Carpenter                         Ralph A. Pfeiffer, Jr.
            Bennett Dorrance, Vice Chairman             George M. Sherman
            Thomas W. Field, Jr.                        Donald M. Stewart
            David K. P. Li                              George Strawbridge, Jr.
            Philip E. Lippincott                        Robert J. Vlasic
                                                        Charlotte C. Weber



                         By:  /s/ John J. Furey
                              ---------------------------------------
                              John J. Furey, Corporate Secretary
                              as Attorney-in-Fact

ITEM 6.   SELECTED FINANCIAL DATA

Campbell Soup Company
ELEVEN-YEAR REVIEW - CONSOLIDATED
(millions, except per share amounts)

Fiscal Year                      1995    1994    1993    1992   1991     1990    1989    1988    1987    1986       1985
-------------------------------  ----   ------ -------  -----  ------  ------- -------  ------  ------  ------     -------
                                                  (a)                     (b)     (c)     (d)
SUMMARY OF OPERATIONS

Net sales                       $7,278  $6,690  $6,586  $6,263  $6,204  $6,206  $5,672  $4,869  $4,490  $4,287     $3,917

Earnings before interest
and taxes                        1,147   1,027     594     886     758     273     162     409     440     416        366

Earnings before taxes            1,042     963     520     799     667     179     107     389     418     387        334

Earnings before cumulative
effect of accounting changes       698     630     257     491     402       4      13     242     247     223        198

Net earnings                       698     630       8     491     402       4      13     274     247     223        198

  Percent of sales                 9.6%    9.4%     .1%    7.8%    6.5%     .1%     .2%    5.6%    5.5%    5.2%       5.1%

  Return on average
  shareowners' equity             31.3%   34.1%     .4%   25.7%   23.0%     .3%     .7%   15.1%   15.1%   15.3%      15.0%

Cash margin (f)                   20.0%   19.5%   18.6%   17.6%   15.6%   13.2%   12.8%   13.3%   13.2%   12.7%      12.6%

FINANCIAL POSITION

Operating working capital (g)   $  456  $  599  $  614  $  586  $  660  $  819  $  799  $  660  $  838  $  798     $  692

Plant assets - net               2,584   2,401   2,265   1,966   1,790   1,718   1,541   1,509   1,349   1,168      1,028

Total assets                     6,315   4,992   4,898   4,354   4,149   4,116   3,932   3,610   3,097   2,763      2,438

Total debt                       1,722     994   1,131     987   1,055   1,008     901     540     474     451        389

Shareowners' equity              2,468   1,989   1,704   2,028   1,793   1,692   1,778   1,895   1,736   1,539      1,383

PER SHARE DATA

Earnings before cumulative
effect of accounting changes    $ 2.80  $ 2.51  $ 1.02  $ 1.95  $ 1.58  $  .02  $  .05  $  .93  $  .95  $  .86    $   .77

Net earnings                      2.80    2.51     .03    1.95    1.58     .02     .05    1.06     .95     .86        .77

Dividends declared                1.21    1.09    .915     .71     .56     .49     .45     .41     .35     .33        .31

Shareowners' equity               9.90    7.93    6.76    8.06    7.06    6.53    6.88    7.32    6.68    5.94       5.35

OTHER STATISTICS

Salaries, wages, pensions,
etc.                            $1,626  $1,460  $1,371  $1,400  $1,401  $1,423  $1,334  $1,223  $1,137  $1,061    $   950

Capital expenditures               391     421     371     362     371     397     302     262     328     251        213

Number of shareowners
(in thousands)                      43      43      43      41      38      43      44      43      41      51(e)      50(e)

Weighted average shares
outstanding                        249     251     252     252     254     259     259     259     260     259        258
                                ----------------------------------------------- ---------------------------------------------

(a) 1993 includes pre-tax divestiture and restructuring charges of $353 million; $300 million after taxes or $1.19 per share. 1993 also includes the cumulative effect of changes in accounting of $249 million or $.99 per share.
(b) 1990 includes pre-tax divestiture and restructuring charges of $339 million; $302 million after taxes or $1.16 per share.
(c) 1989 includes pre-tax restructuring charges of $343 million; $261 million after taxes or $1.01 per share.
(d) 1988 includes pre-tax restructuring charges of $41 million; $29 million after taxes or 12 cents per share.  1988 also includes the cumulative effect of a change in accounting for income taxes of $32 million or 13 cents per share.
(e) Includes employees under the Employee Stock Ownership Plan terminated in 1987.
(f) Cash margin equals earnings before interest and taxes plus translation, depreciation, amortization, minority interest expense and divestiture and restructuring charges divided by net sales.
(g) Operating working capital equals current assets minus current liabilities (excluding notes payable, dividend payable and divestiture and restructuring reserves).

             CAMPBELL SOUP COMPANY AND CONSOLIDATED SUBSIDIARIES


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

OVERVIEW

Net sales rose 9% to $7.28 billion compared to $6.69 billion in the prior year, with strategic acquisitions contributing a third of the company's sales growth. Net earnings climbed 11% to $698 million versus $630 million last year. Earnings per share were $2.80, after $.08 dilution from acquisitions, up 12% over $2.51 for the previous year.

All three operating divisions - U.S.A., Bakery & Confectionery and International Grocery delivered record-breaking sales and earnings in 1995.

Global soup volume increased 2% as U.S. soup volume increased 1% and international soup volume increased 8%.

Cash generated from operations climbed 22% to a record $1,185 million with a major contribution coming from reductions in working capital, particularly inventories which declined $63 million.


1995 COMPARED TO 1994

RESULTS BY DIVISION

U.S.A. - Net sales increased 8% to $4.3 billion in 1995 compared to $3.96 billion last year, with acquisitions contributing 50% of the sales growth. Operating earnings rose 13% to $885 million.

Soup volume increased 1%, with continued improvement throughout the year, led by "Home Cookin'" and "Healthy Request" soups and "Swanson" broths. "Swanson" frozen dinners and canned poultry achieved double-digit growth, and the new "Swanson Mac n' More" single-serving dishes won excellent consumer reception. New Vlasic "Sandwich Stackers" pickles and "Franco-American" pasta driven by new shapes also achieved double-digit volume growth. Pasta sauces, aided by the recently introduced "Barilla" brand, posted solid volume gains, as did "V8" vegetable juice and a wide range of Food Service products.

BAKERY & CONFECTIONERY - This division consists of Pepperidge Farm in the U.S., Arnotts Limited in Australia, Delacre and Lamy Lutti in Europe, and Godiva Chocolatier worldwide.

Net sales grew 8% in fiscal 1995 to $1.63 billion, from $1.51 billion last year. Operating earnings increased 8% to $182 million, led by Pepperidge Farm and the confectionery businesses.

Pepperidge Farm cookies, frozen garlic bread and "Goldfish" crackers all achieved solid volume growth. The acquisition of Greenfield Healthy Foods gave impetus to Pepperidge Farm's initiatives in the rapidly growing market for fat-free cookies. Godiva Chocolatier reported double-digit volume growth in the U.S., Europe and Japan, and the Lamy Lutti confectionery business reported good gains in France.

INTERNATIONAL GROCERY - International Grocery consists of soup, sauces, juices and frozen businesses outside the U.S.

Net sales were $1.41 billion in fiscal 1995, up 10% from $1.28 billion last year. The Stratford-upon-Avon Foods acquisition in the United Kingdom contributed 30% of the sales growth. Operating earnings were $135 million, 12% over the prior year. The devaluation of the Mexican peso reduced earnings by $4 million for the year.

Soup volume outside the U.S. rose 8%, paced by continuing gains in Canada and Asia. The company's businesses in Argentina also achieved exceptional sales and earnings gains.

STATEMENTS OF EARNINGS

Gross margins improved .9 percentage points to 41.4% as a result of higher selling prices and manufacturing efficiencies.

Marketing and selling expenses remained relatively flat at 19.1% of sales versus 19.0% in 1994. Advertising expenses increased .2% of sales from last year due largely to the aggressive advertising strategy of Pace Foods and additional advertising support for Pepperidge Farm "Goldfish" Crackers and Vlasic "Sandwich Stackers".

Administrative expenses increased .1% of sales from 1994 due mainly to higher management incentive plan costs.

Research and development increased 13% due to new product development activities.

Other expense increased 54% due principally to amortization of intangibles associated with acquisitions.

Interest expense increased 55% as a result of financing costs associated with acquisitions.

The effective tax rate declined to 33% from 34.6% reflecting the benefit of tax planning strategies and utilization of tax loss carryforwards.

Net margins increased to 9.6%, the highest level since the company went public in 1954.

1994 COMPARED TO 1993

RESULTS BY DIVISION

U.S.A. - Operating earnings for U.S.A. were $783 million in 1994 compared to $780 million in 1993, before 1993 special charges of $175 million. Net sales were $3.96 billion in 1994, 3% below 1993.

These results reflect decisions by the U.S. Soup unit to level production and ship to customer demand. "Swanson" dinners, "Great Starts" breakfasts and "Prego" spaghetti sauces achieved solid volume growth. Food Service products continued rapid growth led by frozen entrees and custom packed products for quick-service restaurants.

BAKERY & CONFECTIONERY - Operating earnings rose 47% to $169 million in 1994 from $115 million in 1993 before special charges of $5 million. The division achieved net sales of $1.5 billion, a 19% increase. This performance reflects a full year of results for Arnotts in Australia, which was acquired in the third quarter of 1993, a turnaround at Delacre in Europe and a strong performance by Campbell's confectionery business. Excluding the effect of the additional investment in Arnotts, earnings increased 28% and sales were flat.

Pepperidge Farm's frozen pastry products and garlic breads achieved solid volume gains. At Arnotts, volume gains were strong in the chocolate category and flavored snacks. Sales at Delacre were down due to the lingering effects of recession in Europe, but earnings were up significantly on lower manufacturing costs.

INTERNATIONAL GROCERY - Operating earnings increased 18% to $120 million in 1994, from $102 million in 1993 before special charges of $173 million. Operating earnings improvements were achieved in all International Grocery locations with the United Kingdom, Argentina and Mexico turning in strong performances.

Net sales were $1.28 billion in 1994, a 2% decline from $1.31 billion in 1993. Net sales before divestitures and currency fluctuations increased 6.5%. Soup in the United Kingdom, Mexico, Australia and Hong Kong achieved very strong volume growth. Sales in the United Kingdom also benefited from the 1993 acquisition of "Fray Bentos".

STATEMENTS OF EARNINGS

Gross margins improved 1.7 points to 40.5% as a result of higher selling prices.

Marketing and selling expenses increased to 19.0% of sales from 18.3% in 1993. Growth in marketing spending was substantially less than in prior years as a result of company efforts to refocus trade promotional activities on the consumer and better match shipments to consumption. Advertising was even with 1993.

Administrative expenses declined to 4.4% of sales from 4.6% a year ago, due principally to lower management incentive plan expenses and cost controls.

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

At the time of the Board's approval, charges of $353 million, $300 million after tax or $1.19 per share, were recorded for the estimated loss on disposition of plant assets, cost of closing each plant and loss on each business divestiture. Of the total charge of $353 million, non-cash charges of $275 million represent the excess of net book value of plants to be closed and businesses to be sold over the estimated sales proceeds. The balance of the charges represents cash outflows of $78 million which occurred or are expected to occur as follows: 1993 and 1994 - $38 million, 1995 - $22 million, and 1996
- $18 million. The remaining reserve balance at July 30, 1995 is $96 million. The company plans to complete the program in 1996.

The businesses to be divested represent approximately $340 million in annual sales. The entire program anticipates an annual improvement in net earnings of $28 million when fully implemented. This total includes savings after tax of $19 million from direct labor and plant overhead reductions and $6 million in non-cash savings principally from reductions in depreciation and amortization. Cash outflows do not adversely affect the company's liquidity. See Note 5 to the Consolidated Financial Statements for further discussion of divestiture and restructuring charges.

Effective August 3, 1992, the company adopted Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," No. 109, "Accounting for Income Taxes," and No. 112, "Employers' Accounting for Postemployment Benefits". The after-tax effect of these accounting changes was a "one-time" charge to 1993 earnings of $249 million or $.99 per share. These accounting changes are more fully described in Note 2 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Increasingly strong cash flows, a strong balance sheet and an "AA" credit rating demonstrate the company's continued superior financial strength.

CASH FLOWS FROM OPERATING ACTIVITIES provided $1,185 million in 1995, an increase of $217 million or 22% over 1994. Over the last three years, operating cash flow totaled $2.8 billion. This strong cash generating capability provides the company substantial financial flexibility in meeting operating and investing objectives.

CAPITAL EXPENDITURES were $391 million in 1995, down $30 million from the prior year as the company completed several cost saving and restructuring programs in the prior year. Construction of a new $150 million world-class manufacturing facility by Arnotts began in the third quarter of 1995 with completion planned for 1997. Capital expenditures are projected to reach $450 million in 1996.

ACQUISITIONS in 1995 totaled $1.26 billion and included Pace Foods, the world's leading producer and marketer of Mexican sauces; Fresh Start Bakeries, a food service baking concern with operations in the U.S., Europe and South America; Stratford-upon-Avon Foods, a canned fruit and vegetable company in England; and Greenfield Foods, a U.S. baking operation specializing in low-fat cakes and cookies. The company also acquired additional shares in Arnotts Limited boosting its share ownership in this Australian public company to 65%. The company is the "ultimate holding company" of Arnotts under Australian Corporations Law.

These acquisitions were funded through cash generated from operations and short and long-term borrowings of different maturities and interest rates.

LONG-TERM DEBT increased due to issuance of $300 million of notes bearing an interest rate of 7.75% with a maturity in fiscal 1997. This debt issuance replaced a portion of the short-term borrowings that financed 1995 acquisitions.

SHORT-TERM BORROWINGS increased $431 million in 1995 to assist in meeting the financing requirements of the company's acquisitions.

The company has ample financial resources, including unused lines of credit totaling $722 million and has ready access to financial markets around the world. The pre-tax interest coverage ratio was 9.4 for 1995 compared to 12.2 for 1994 reflecting the increase in debt relating to the acquisition program.

DIVIDEND payments increased $29 million or 11% to $295 million in 1995, compared to $266 million in 1994. Dividends declared in 1995 totaled $1.21 per share, up from $1.09 per share in 1994. The 1995 fourth quarter rate was 31 cents.

COMMON STOCK REPURCHASES for the treasury totaled 500 thousand shares at a cost of $24 million during 1995, compared to repurchases of 4 million shares at a cost of $145 million in the same period for 1994.

TOTAL ASSETS increased 27% to a record $6.3 billion during 1995. Intangible assets increased $1.1 billion due to acquisitions and plant assets increased $183 million due to acquisitions and capital expenditures.

TOTAL LIABILITIES increased $844 million or 28% with total borrowings increasing $728 million in order to fund the acquisition program.

INFLATION

Inflation during recent years has not had a significant effect on the company. The company mitigates the effects of inflation by increasing selling prices where appropriate and aggressively pursuing an ongoing cost-improvement effort which includes capital investments in more efficient plants and equipment and low cost business systems. The divestiture and restructuring programs instituted since 1988 have significantly improved the company's overall productivity with sales per employee increasing 64% from $101 thousand to $166 thousand.

                         INDEX TO FINANCIAL STATEMENTS


Financial Statements

   Report of Independent Accountants                                                                F-9

   Consolidated Statements of Earnings for 1995, 1994 and 1993                                      F-10

   Consolidated Balance Sheets as of July 30, 1995 and  July 31, 1994                               F-11

   Consolidated Statements of Cash Flows for 1995, 1994 and 1993                                    F-12

   Consolidated Statements of Shareowners' Equity for 1995, 1994 and 1993                           F-13

   Changes in Number of Shares                                                                      F-14

   Summary of Significant Accounting Policies                                                       F-15

   Notes to Consolidated Financial Statements                                                       F-15 to F-26

                      REPORT OF INDEPENDENT ACCOUNTANTS





To the Shareowners and Directors
of Campbell Soup Company





    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Campbell Soup Company and its subsidiaries at July 30, 1995 and July 31, 1994, and results of their operations and their cash flows for each of the three years in the period ended July 30, 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As discussed in Note 2, the company changed its methods of accounting for income taxes, postretirement benefits and postemployment benefits in 1993.



PRICE WATERHOUSE LLP



Thirty South Seventeenth Street
Philadelphia, Pennsylvania 19103
September 6, 1995

Campbell Soup Company
CONSOLIDATED STATEMENTS OF EARNINGS
(millions, except per share amounts)

                                                                       1995                  1994                   1993
                                                                       ----                  ----                 ------
 NET SALES                                                           $7,278                $6,690                 $6,586
----------------------------------------------------------------------------------------------------------------------------
 Costs and expenses
   Cost of products sold                                              4,264                 3,978                  4,028
   Marketing and selling expenses                                     1,390                 1,269                  1,208
   Administrative expenses                                              326                   297                    306
   Research and development expenses                                     88                    78                     69
   Other expense (Note 4)                                                63                    41                     28
   Divestiture and restructuring charges (Note 5)                         -                     -                    353
----------------------------------------------------------------------------------------------------------------------------
    Total costs and expenses                                          6,131                 5,663                  5,992
----------------------------------------------------------------------------------------------------------------------------
 EARNINGS BEFORE INTEREST AND TAXES                                   1,147                 1,027                    594

 Interest expense (Note 6)                                              115                    74                     83
 Interest income                                                         10                    10                      9
----------------------------------------------------------------------------------------------------------------------------
 Earnings before taxes                                                1,042                   963                    520

 Taxes on earnings (Note 9)                                             344                   333                    263
----------------------------------------------------------------------------------------------------------------------------
 Earnings before cumulative effect of
   accounting changes                                                   698                   630                    257

 Cumulative effect of accounting changes (Note 2)                         -                     -                    249
----------------------------------------------------------------------------------------------------------------------------

 NET EARNINGS                                                       $   698               $   630                $     8
============================================================================================================================

 EARNINGS PER SHARE (NOTE 20)

 Before cumulative effect of
   accounting changes                                               $  2.80               $  2.51                  $1.02

 Cumulative effect of accounting changes                                  -                     -                    .99
----------------------------------------------------------------------------------------------------------------------------

 EARNINGS PER SHARE                                                 $  2.80               $  2.51                $   .03
============================================================================================================================

 Weighted average shares outstanding                                    249                   251                    252
============================================================================================================================

The accompanying Summary of Significant Accounting Policies and Notes on pages F-15 to F-26 are an integral part of the financial statements.

 Campbell Soup Company
 CONSOLIDATED BALANCE SHEETS
 (millions)

                                                                                    July 30,            July 31,
                                                                                      1995               1994
                                                                                   ---------           --------
 CURRENT ASSETS
 Cash and cash equivalents (Note 10)                                                 $   53              $   96
 Accounts receivable (Note 11)                                                          631                 578
 Inventories (Note 12)                                                                  755                 786
 Prepaid expenses (Note 13)                                                             142                 141

-------------------------------------------------------------------------------------------------------------------
    Total current assets                                                              1,581               1,601
-------------------------------------------------------------------------------------------------------------------

 PLANT ASSETS, NET OF DEPRECIATION (NOTE 14)                                          2,584               2,401
 INTANGIBLE ASSETS, NET OF AMORTIZATION (NOTE 15)                                     1,715                 582
 OTHER ASSETS (NOTE 16)                                                                 435                 408

-------------------------------------------------------------------------------------------------------------------
    Total assets                                                                     $6,315              $4,992
===================================================================================================================

 CURRENT LIABILITIES
 Notes payable (Note 17)                                                             $  865              $  434
 Payable to suppliers and others                                                        556                 473
 Accrued liabilities                                                                    545                 570
 Dividend payable                                                                        78                  71
 Accrued income taxes                                                                   120                 117

-------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                         2,164               1,665
-------------------------------------------------------------------------------------------------------------------

 LONG-TERM DEBT (NOTE 17)                                                               857                 560
 NONPENSION POSTRETIREMENT BENEFITS (NOTE 8)                                            434                 402
 OTHER LIABILITIES (NOTE 18)                                                            392                 376

-------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                 3,847               3,003
-------------------------------------------------------------------------------------------------------------------

 SHAREOWNERS' EQUITY (NOTE 20)
 Preferred stock; authorized 40 shares; none issued                                       -                   -
 Capital stock, $.075 par value; authorized
   280 shares; issued 271 shares                                                         20                  20
 Capital surplus                                                                        165                 155
 Earnings retained in the business                                                    2,755               2,359
 Capital stock in treasury, 22 shares in 1995
   and 23 shares in 1994, at cost                                                      (550)               (559)
 Cumulative translation adjustments                                                      78                  14

-------------------------------------------------------------------------------------------------------------------
    Total shareowners' equity                                                         2,468               1,989
-------------------------------------------------------------------------------------------------------------------

    Total liabilities and shareowners' equity                                        $6,315              $4,992
===================================================================================================================

The accompanying Summary of Significant Accounting Policies and Notes on pages F-15 to F-26 are an integral part of the financial statements.

 Campbell Soup Company
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (millions)

                                                                               1995            1994               1993
                                                                               ----            ----               ----
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                               $  698           $ 630               $  8
  Non-cash charges to net earnings
     Accounting changes and divestiture
        and restructuring charges                                                 -               -                602
     Depreciation and amortization                                              294             255                242
     Deferred income taxes                                                       40              34                (48)
     Other, net                                                                  48              46                 41
  Changes in working capital
     Accounts receivable                                                        (18)             73                (73)
     Inventories                                                                 63              18                (90)
     Other current assets and liabilities                                        60             (88)               (30)
-------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                             1,185             968                652
-------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of plant assets                                                     (391)           (421)              (366)
 Sales of plant assets                                                           21              42                 37
 Businesses acquired                                                         (1,255)            (14)              (262)
 Sales of businesses                                                             12              27                 10
 Net change in other assets and liabilities                                     (45)            (41)               (20)
-------------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                (1,658)           (407)              (601)
-------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Long-term borrowings                                                           312             115                  2
 Repayments of long-term borrowings                                             (29)           (117)              (223)
 Short-term borrowings                                                        1,087             (50)               445
 Repayments of short-term borrowings                                           (662)            (87)               (98)
 Dividends paid                                                                (295)           (266)              (216)
 Treasury stock purchases                                                       (24)           (145)               (42)
 Treasury stock issued                                                           37              16                 35
-------------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) financing activities                     426            (534)               (97)
-------------------------------------------------------------------------------------------------------------------------

 Effect of exchange rate changes on cash                                          4               6                 (3)

 NET CHANGE IN CASH AND CASH EQUIVALENTS                                        (43)             33                (49)

 Cash and cash equivalents at beginning of year                                  96              63                112
-------------------------------------------------------------------------------------------------------------------------

 CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $   53           $  96               $ 63
=========================================================================================================================


The accompanying Summary of Significant Accounting Policies and Notes on pages F-15 to F-26 are an integral part of the financial statements.

Campbell Soup Company
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
(millions)

                                                                             Earnings      Capital
                                                                             retained        stock      Cumulative           Total
                                        Preferred    Capital      Capital      in the           in     translation     shareowners'
                                            stock      stock      surplus    business     treasury     adjustments          equity
                                       -------------------------------------------------------------------------------------------
Balance at August 2, 1992                   -            $20         $116      $2,225        $(402)          $  68          $2,027
Net earnings                                                                        8                                            8
Dividends ($.915 per share)                                                      (231)                                        (231)
Treasury stock purchased                                                                       (42)                            (42)
Treasury stock issued under Management
  incentive and Stock option plans                                     33                       16                              49
Translation adjustments                                                                                       (107)           (107)
----------------------------------------------------------------------------------------------------------------------------------

Balance at August 1, 1993                  -              20          149       2,002         (428)            (39)          1,704
Net earnings                                                                      630                                          630
Dividends ($1.09 per share)                                                      (273)                                        (273)
Treasury stock purchased                                                                      (145)                           (145)
Treasury stock issued under Management
incentive and Stock option plans                                        6                       14                              20
Translation adjustments                                                                                         53              53
----------------------------------------------------------------------------------------------------------------------------------

Balance at July 31, 1994                    -             20          155       2,359         (559)             14           1,989
NET EARNINGS                                                                      698                                          698
DIVIDENDS ($1.21 PER SHARE)                                                      (302)                                        (302)
TREASURY STOCK PURCHASED                                                                       (24)                            (24)
TREASURY STOCK ISSUED UNDER MANAGEMENT
INCENTIVE AND STOCK OPTION PLANS                                       10                       33                              43
TRANSLATION ADJUSTMENTS                                                                                         64              64
----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT JULY 30, 1995                   -             $20         $165      $2,755        $(550)          $  78          $2,468
==================================================================================================================================

The accompanying Summary of Significant Accounting Policies and Notes on pages
 F-15 to F-26 are an integral part of the financial statements.

CHANGES IN NUMBER OF SHARES
(thousands)


                                                                 Issued         Outstanding        In treasury
----------------------------------------------------------------------------------------------------------------
Balance at August 2, 1992                                       271,245             251,168             20,077
Treasury stock purchased                                                             (1,104)             1,104
Treasury stock issued under Management
  incentive and Stock option plans                                                    1,642             (1,642)
----------------------------------------------------------------------------------------------------------------

Balance at August 1, 1993                                       271,245             251,706             19,539
Treasury stock purchased                                                             (3,989)             3,989
Treasury stock issued under Management
incentive and Stock option plans                                                        602               (602)
----------------------------------------------------------------------------------------------------------------


Balance at July 31, 1994                                        271,245             248,319             22,926
TREASURY STOCK PURCHASED                                                               (506)               506
TREASURY STOCK ISSUED UNDER MANAGEMENT
   INCENTIVE AND STOCK OPTION PLANS                                                   1,418             (1,418)
BALANCE AT JULY 30, 1995                                        271,245             249,231             22,014
================================================================================================================



The accompanying Summary of Significant Accounting Policies and
Notes on pages F-15 to F-26 are an integral part of the financial statements.

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

       DEPRECIATION - Depreciation provided in costs and expenses is calculated using the straight-line method. Buildings and machinery and equipment are depreciated over periods not exceeding 45 years and 15 years, respectively. Accelerated methods of depreciation are used for income tax purposes in certain jurisdictions.

       INTANGIBLES - Intangible assets consist principally of excess purchase price over net assets of businesses acquired. Intangibles are amortized on a straight-line basis over periods not exceeding 40 years.

       ASSET VALUATION - The company periodically reviews the recoverability of plant assets and intangibles based principally on an analysis of cash flows.

       PENSION AND RETIREE BENEFIT PLANS - Costs are accrued over employees' careers based on plan benefit formulas.

       INCOME TAXES - Deferred taxes are provided in accordance with Statement of Financial Accounting Standards (FAS) No. 109.

2.     ACCOUNTING CHANGES

       In 1993, the company adopted Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," No. 109, "Accounting for Income Taxes," and No. 112, "Employers' Accounting for Postemployment Benefits."

       FAS No. 106 requires accrual of the cost of retiree health and life insurance benefits during the years that employees render service. These costs were previously expensed as claims were paid. The company elected to recognize the effect of the transition liability for past service costs by recording a one-time, non-cash charge against 1993 earnings of $230 or $.91 per share. The incremental annual charge decreased 1995 and 1994 earnings by $.08 per share and 1993 earnings by $.07 per share.

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

3.     GEOGRAPHIC AREA INFORMATION

       The company is predominantly engaged in the manufacture and sale of prepared convenience foods. The following presents information about operations in different geographic areas:

                                                                            1995           1994                1993
                                                                            ----           ----                ----
       Net sales
         United States                                                    $5,012          $4,639            $4,743
         Europe                                                            1,143           1,041             1,050
         Australia                                                           549             507               256
         Other countries                                                     658             604               661
         Adjustments and eliminations                                        (84)           (101)             (124)
                                                                          ------          ------            ------
         Consolidated                                                     $7,278          $6,690            $6,586
                                                                          ======          ======            ======

                                                                            1995            1994              1993
                                                                            ----            ----              ----
       Earnings (loss) before taxes
         United States                                                    $  957          $  854            $  715
         Europe                                                               74              64              (170)
         Australia                                                            81              81                48
         Other countries                                                      90              73                51
         Unallocated corporate expenses                                      (55)            (45)              (50)
                                                                          ------          ------            ------
         Earnings before interest and taxes                                1,147           1,027               594
         Interest, net                                                      (105)            (64)              (74)
                                                                          ------          ------            ------
         Consolidated                                                     $1,042          $  963            $  520
                                                                          ======          ======            ======

                                                                            1995            1994              1993
                                                                            ----           -----             -----
       Identifiable assets
         United States                                                    $4,171          $2,992            $2,961
         Europe                                                              814             724               669
         Australia                                                           773             732               691
         Other countries                                                     557             544               577
                                                                          ------          ------            ------
         Consolidated                                                     $6,315          $4,992            $4,898
                                                                          ======          ======            ======

       Transfers between geographic areas are recorded at cost plus markup or at market. 1993 divestiture and restructuring charges of $353 were allocated to geographic areas as follows: United States - $126, Europe
       - $210 and Other - $17.

4.     OTHER EXPENSE

                                                                            1995            1994              1993
                                                                            ----           -----             -----
       Stock price related incentive programs                                $20             $12               $13
       Amortization of intangible and other assets                            34              18                19
       Minority interests                                                     17              25                 9
       Other, net                                                             (8)            (14)              (13)
                                                                             ---             ---               ---
                                                                             $63             $41               $28
                                                                             ===             ===               ===

5.     DIVESTITURE AND RESTRUCTURING CHARGES

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

       Components of the original reserve and charges are as follows:

                                         Original                        Balance                      Balance
                                          Reserve         Charges        7/31/94        Charges       7/30/95
                                          -------        --------        -------      ----------      -------
 Loss on disposal of assets                 $275           $(145)           $130          $(52)           $78
 Severance and benefits                       52             (28)             24           (19)             5
 Other                                        26             (10)             16            (3)            13
                                            ----           -----            ----          ----           ----
    Total                                   $353           $(183)           $170          $(74)           $96
                                            ====           =====            ====          ====            ===
 Current                                    $153                            $170                          $96
 Non-current                                 200                               -                            -
                                            ----                            ----                          ---
    Total                                   $353                            $170                          $96
                                            ====                            ====                          ===

       Five plant closings were completed and one plant was restructured. Ten businesses were divested through July 30, 1995. The company plans to complete the program in 1996.

       In the second quarter of 1995, the Board of Directors approved the sale of two additional businesses not included in the original Board authorization. Based on current estimates, existing reserves are adequate to cover the cost of disposing of these businesses because one business included in the original program will not be sold.

6.     INTEREST EXPENSE

                                                                            1995            1994              1993
                                                                            ----            ----              ----
       Interest expense                                                     $123             $85               $96
       Less:  Interest capitalized                                             8              11                13
                                                                            ----             ---               ---
                                                                            $115             $74               $83
                                                                            ====             ===               ===

7.     ACQUISITIONS

       During 1995, 1994 and 1993 the company made several acquisitions. These acquisitions were accounted for as purchase transactions, and operations of the acquired companies are included in the financial statements from the dates the acquisitions were consummated. The final allocation of the purchase price of 1995 acquisitions will be completed during 1996 when appraisals and other studies have been finalized. The preliminary allocation of the purchase price to assets acquired and liabilities assumed was based upon fair value estimates as follows:

                                                                            1995            1994              1993
                                                                            ----           ------            ------
       Working capital                                                    $   19             $ 1              $  1
       Fixed assets                                                           93               7               272
       Intangibles, principally goodwill                                   1,150               6               131
       Other assets                                                            4               -                11
       Other liabilities                                                     (25)              -               (72)
       Minority interest                                                      14               -               (81)
                                                                          ------             ---              ----
                                                                          $1,255             $14              $262
                                                                          ======             ===              ====

       During 1995, the company acquired Pace Foods, the world's leading producer and marketer of Mexican sauces; Fresh Start Bakeries, a food service baking concern with operations in the U.S., Europe and South America; Stratford-upon-Avon Foods, a canned fruit and vegetable company in England; and Greenfield Foods, a U.S. baking operation specializing in low-fat cakes and cookies. The company also acquired additional shares in Arnotts Limited, Australia's leading biscuit manufacturer, boosting its share ownership to 65%.

       The Pace Foods acquisition was consummated on January 30, 1995 and based on unaudited data, net sales for 1995 and 1994 would have increased $127 and $225, respectively, and net earnings would have decreased $16 and $31, respectively, had the acquisition occurred at the beginning of fiscal 1995 and 1994. Proforma financial information for the other acquisitions would not have a material effect on the company's net sales and earnings in fiscal 1995 and 1994.

       Acquisitions in 1994 consisted of the Australian mushroom business, Dandy Mushrooms, and the Australian canned-meat business, "Fray Bentos".

       During 1993, the company increased its ownership of Arnotts to 58% from 33% prior to fiscal 1993.

8.     PENSION PLANS AND RETIREMENT BENEFITS

       PENSION PLANS - Substantially all of the company's U.S. and certain non-U.S. employees are covered by noncontributory defined benefit pension plans. Plan benefits are generally based on years of service and employees' compensation during the last years of employment. Benefits are paid from funds previously provided to trustees and insurance companies or are paid directly by the company from general funds. Actuarial assumptions and provisions for funded plans are reviewed regularly by the company and its independent actuaries to ensure that plan assets will be adequate to provide pension and survivor benefits. Plan assets consist primarily of investments in common stock, fixed income securities, real estate and money market funds.

       Pension expense included the following:

                                                                            1995             1994             1993
                                                                            ----             ----           -------
         Benefits earned during the year                                   $  29             $ 31             $ 26
         Interest cost                                                        90               82               78
         Net amortization and deferrals                                       59               (7)              38
         Less:  Return on plan assets                                        158               82              115
                                                                            ----             ----             ----
                                                                              20               24               27
         Other pension expense                                                10                7                7
                                                                           -----             ----             ----
         Consolidated pension expense                                      $  30             $ 31             $ 34
                                                                           =====             ====             ====

       Weighted average rates for principal
         actuarial assumptions were:
         Discount rate                                                      7.75%            8.25%            7.50%
         Long-term rate of compensation increase                            5.00%            5.50%            5.00%
         Long-term rate of return on plan assets                            9.25%            9.25%            9.25%

       The funded status of the plans was as follows:


                                                                                          JULY 30,         July 31,
                                                                                            1995             1994
                                                                                         ---------        --------
       Actuarial present value of benefit obligations:
         Vested                                                                           $(1,023)          $ (909)
         Non-vested                                                                           (42)             (44)
                                                                                        ---------          -------
         Accumulated benefit obligation                                                    (1,065)            (953)
         Effect of projected future salary increases                                         (127)            (143)
                                                                                         --------           ------
         Projected benefit obligation                                                      (1,192)          (1,096)
       Plan assets at market value                                                          1,269            1,171
                                                                                         --------           ------
       Plan assets in excess of projected benefit obligation                                   77               75
       Unrecognized net loss                                                                  216              217
       Unrecognized prior service cost                                                         81               87
       Unrecognized net assets at transition                                                  (53)             (62)
                                                                                         --------           ------
       Prepaid pension expense                                                           $    321           $  317
                                                                                         ========           ======

       Pension coverage for employees of certain non-U.S. subsidiaries are provided to the extent determined appropriate through their respective plans. Obligations under such plans are systematically provided for by depositing funds with trusts or under insurance contracts. The assets and obligations of these plans are not material.

       SAVINGS PLANS - The company sponsors employee savings plans which cover substantially all U.S. employees. After one year of continuous service, the company generally matches 50% of employee contributions up to five percent of compensation. In fiscal 1995, 1994 and 1993, the company increased its contribution to 60% because earnings goals were achieved. Amounts charged to costs and expenses were $14 in 1995 and 1994 and $13 in 1993.

       RETIREE BENEFITS - The company provides certain health care and life insurance benefits (postretirement benefits) to substantially all retired U.S. employees and their dependents. Employees who have 10 years of service after the age of 45 and retire from the company are eligible to participate in the postretirement benefit plans.

       Postretirement benefit expense was comprised of the following:

                                                                            1995             1994             1993
                                                                            ----             ----             ----
       Benefits earned during the year                                       $18              $19              $16
       Interest cost                                                          34               31               30
                                                                             ---              ---              ---
         Postretirement benefit expense                                      $52              $50              $46
                                                                             ===              ===              ===

       Healthcare claims and death benefits paid totaled $20 in 1995 and $18 in 1994 and 1993.

                                                                                          JULY 30,         July 31,
                                                                                            1995            1994
                                                                                         ---------        --------
       Actuarial present value of benefit obligations:
           Retirees                                                                          $276             $285
           Fully eligible active plan participants                                             68               81
           Other active plan participants                                                      92               93
                                                                                             ----             ----
       Accumulated benefit obligation                                                         436              459
       Unrecognized net gain (loss)                                                            17              (38)
                                                                                             ----             ----
           Accrued postretirement benefit liability                                          $453             $421
                                                                                             ====             ====

       The discount rate used to determine the accumulated postretirement benefit obligation was 7.75% in 1995 and 8.25% in 1994. The assumed initial healthcare cost trend rate used to measure the accumulated postretirement benefit obligation was 10%, declining to 5.5% over a period of 10 years and continuing at 5.5% thereafter. A one-percentage-point change in the assumed healthcare cost trend rate would have changed the 1995 accumulated postretirement benefit obligation by $46 and postretirement benefit expense by $8.

       Obligations related to non-U.S. postretirement benefit plans are not significant since these benefits are generally provided through government-sponsored plans.

       Estimated postretirement benefits payable in fiscal 1996 of $19 are included in "Accrued liabilities."

9.     TAXES ON EARNINGS

       The provision for income taxes consists of the following:

                                                                            1995             1994             1993
                                                                            ----             ----             ----
       Income taxes:
          Currently payable
                Federal                                                     $208             $216             $241
                State                                                         28               24               27
                Non-U.S.                                                      68               59               43
                                                                            ----             ----             ----
                                                                             304              299              311
                                                                            ----             ----             ----
          Deferred
                Federal                                                       33               34              (39)
                State                                                          5                -               (1)
                Non-U.S.                                                       2                -               (8)
                                                                            ----             ----             ----
                                                                              40               34              (48)
                                                                            ----             ----             ----
                                                                            $344             $333             $263
                                                                            ====             ====             ====
       Earnings before income taxes and
         cumulative effect of accounting change:
                United States                                             $  840             $622             $614
                Non-U.S.                                                     202              341              (94)
                                                                          ------             ----             ----
                                                                          $1,042             $963             $520
                                                                          ======             ====             ====

       The deferred tax credit in 1993 resulted principally from charges for restructuring and other postretirement benefits.

       The following is a reconciliation of effective income tax rates with the U.S. Federal statutory income tax rate:

                                                                          1995             1994             1993
                                                                          ----             ----             ----
       Federal statutory income tax rates                                 35.0%            35.0%            34.0%
       State income taxes (net of Federal tax benefit)                     2.1              2.4              2.6
       Nondeductible divestiture and restructuring
         charges                                                             -                -             14.3
       Non-U.S. earnings taxed at other
         than Federal statutory rate                                       (.2)             (.2)              .4
       Tax loss carryforwards                                             (3.0)               -                -
       Other                                                               (.9)            (2.6)             (.8)
                                                                          ----            -----            -----
       Effective income tax rate                                          33.0%            34.6%            50.5%
                                                                          ====            =====            =====

       Deferred tax liabilities and assets are comprised of the following:

                                                                                          JULY 30,         July 31,
                                                                                           1995             1994
                                                                                         --------          -------
       Depreciation                                                                          $178             $200
       Pensions                                                                               113              108
       Other                                                                                  123               87
                                                                                             ----             ----
       Deferred tax liabilities                                                               414              395
                                                                                             ----             ----

       Restructuring accruals                                                                  53               88
       Benefits and compensation                                                              189              170
       Tax loss carryforwards                                                                  52               91
       Other                                                                                   38               55
                                                                                             ----             ----
       Gross deferred tax assets                                                              332              404
       Deferred tax asset valuation allowance                                                 (84)            (135)
                                                                                             ----             ----
       Net deferred tax assets                                                                248              269
                                                                                             ----             ----

       Net deferred tax liability                                                            $166             $126
                                                                                             ====             ====

       For income tax purposes, subsidiaries of the company have tax loss carryforwards of approximately $154 of which $6 relate to periods prior to acquisition of the subsidiaries by the company. Of these carryforwards, $40 expire in 1999, $32 expire through 2005 and $82 may be carried forward indefinitely. The current statutory tax rates in these countries range from 30% to 40%.

       Income taxes have not been accrued on undistributed earnings of non-U.S. subsidiaries of $414 which are invested in operating assets and are not expected to be remitted. If remitted, tax credits are available to substantially reduce any additional taxes.

10.    CASH AND CASH EQUIVALENTS

       Cash and cash equivalents includes cash equivalents of $36 at July 30, 1995 and $32 at July 31, 1994.

11.    ACCOUNTS RECEIVABLE

                                                                                             1995             1994
                                                                                             ----            -----
       Customers                                                                             $599             $535
         Allowances for cash discounts and bad debts                                          (30)             (29)
                                                                                             ----             ----
                                                                                              569              506
       Other                                                                                   62               72
                                                                                             ----             ----
                                                                                             $631             $578
                                                                                             ====             ====

12.    INVENTORIES

                                                                                             1995             1994
                                                                                             ----             ----
       Raw materials, containers and supplies                                                $317             $368
       Finished products                                                                      505              483
                                                                                             ----             ----
                                                                                              822              851
       Less-Adjustment to LIFO basis                                                           67               65
                                                                                             ----             ----
                                                                                             $755             $786
                                                                                             ====             ====

       Inventories for which the LIFO method of determining cost is used represented approximately 63% of consolidated inventories in 1995 and 70% in 1994.

13.    PREPAID EXPENSES

                                                                                             1995             1994
                                                                                             ----            -----
       Current prepaid pensions                                                             $  21              $ 19
       Deferred taxes                                                                          69                85
       Other                                                                                   52                37
                                                                                             ----              ----
                                                                                             $142              $141
                                                                                             ====              ====

14.    PLANT ASSETS

                                                                                             1995              1994
                                                                                             ----              ----
       Land                                                                                $  101            $  110
       Buildings                                                                            1,182             1,092
       Machinery and equipment                                                              2,734             2,461
       Projects in progress                                                                   237               185
                                                                                          -------           -------
                                                                                            4,254             3,848
       Accumulated depreciation                                                            (1,670)          (1,447)
                                                                                           ------           ------
                                                                                           $2,584            $2,401
                                                                                           ======            ======

       Depreciation provided in costs and expenses was $261 in 1995, $237 in 1994 and $223 in 1993. Approximately $220 of capital expenditures are required to complete projects in progress at July 30, 1995.

15.    INTANGIBLE ASSETS

                                                                                             1995             1994
                                                                                             ----             ----
       Purchase price in excess of net
         assets of businesses acquired (goodwill)                                          $1,716             $542
       Other intangibles                                                                      132              130
                                                                                           ------             ----
                                                                                            1,848              672
       Accumulated amortization                                                              (133)             (90)
                                                                                           ------             ----
                                                                                           $1,715             $582
                                                                                           ======             ====

16.    OTHER ASSETS

                                                                                             1995             1994
                                                                                             ----            -----
       Noncurrent prepaid pensions                                                           $300             $298
       Other noncurrent investments                                                           100               76
       Other                                                                                   35               34
                                                                                             ----             ----
                                                                                             $435             $408
                                                                                             ====             ====

17.    NOTES PAYABLE AND LONG-TERM DEBT

       Notes payable consists of the following:

                                                                                             1995              1994
                                                                                             ----             -----
       Commercial paper                                                                      $840             $401
       Banks                                                                                   19               20
       Other                                                                                    6               13
                                                                                             ----             ----
                                                                                             $865             $434
                                                                                             ====             ====

       The amount of unused lines of credit at July 30, 1995 approximates $722. The lines of credit are unconditional and generally cover loans for a period of one year at prime commercial interest rates.

       Long-term debt consists of the following:

           Type                   Fiscal Year Maturity                 Rate                   1995             1994
       -------------         -----------------------------   ------------------               ----             ----
       Notes                        1997                              7.75%                  $300           $    -
       Notes                        1998                              9.00%                   100              100
       Notes                         2001*                         8.58%-8.75%                100              100
       Notes                        2004                              5.63%                   100              100
       Debentures                   2021                              8.88%                   200              200
       Notes                     1997-2010                        7.60% average                26               29
       Capital lease
         obligations              Varies                             Varies                    31               31
                                                                                             ----             ----
                                                                                             $857             $560
                                                                                             ====             ====

       * $50 redeemable in 1998

       The cost to retire the company's long-term debt was $905 at July 30, 1995 and $585 at July 31, 1994.

       Principal amounts of long-term debt mature as follows: 1996 - $10 (in current liabilities); 1997 - $316; 1998 - $101; 1999 - $2; 2000 - $2;
       and beyond - $436.

       Future minimum capital lease payments are $62, including implicit interest of $27.

18.    OTHER LIABILITIES

                                                                                             1995             1994
                                                                                             ----             ----
       Deferred income taxes                                                                 $235             $211
       Minority interests                                                                     106              121
       Postemployment benefits                                                                 18               17
       Other liabilities                                                                       33               27
                                                                                             ----             ----
                                                                                             $392             $376
                                                                                             ====             ====

19.    FINANCIAL INSTRUMENTS

       The book values of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term debt approximate fair value. The fair value of financial instruments, non-current investments and long-term debt is based on quoted market prices.

       The company utilizes derivative financial instruments to enhance its ability to manage risk, including interest rate and foreign currency exposures which exist as part of its ongoing business operations.

       The company utilizes interest rate swap agreements to minimize its worldwide financing costs and to achieve a desired proportion of variable versus fixed rate debt, based on current and projected market conditions. When interest rates change, the difference to be paid or received is recognized as an adjustment to interest expense over the lives of the agreements. At times, the company utilizes forward foreign exchange contracts to hedge foreign currency exposures. Gains and losses resulting from these instruments are recognized in the same period as the underlying hedged transaction.

       The notional amounts of interest rate swaps were $337 at July 30, 1995 and $300 at July 31, 1994. In addition, the company has swap agreements with financial institutions which cover both foreign currency and interest rates. The notional amounts of these swaps were $32 at July 30, 1995 and $10 at July 31, 1994. These agreements hedge currency exposures arising from strategies which replaced certain local currency debt with lower cost U.S. dollar financing. The cost to settle all swaps was $20 at July 30, 1995, of which $5 was accrued.

       The company is exposed to credit loss in the event of nonperformance by the counterparties; however, the company does not anticipate any nonperformance. The company's credit risk on swap transactions is minimized by its policy of dealing only with leading, credit-worthy financial institutions having long-term credit ratings of "A" or better.

       At July 30, 1995, the company also had contracts to purchase or sell approximately $84 in foreign currency versus $31 at July 31, 1994. The contracts are mostly for Canadian and European currencies and have maturities through 1996.

       The company uses a mix of equity, intercompany debt and local currency
       borrowings to finance its foreign operations.   Gains and losses, both
       realized and unrealized, on financial instruments that hedge the company's investments in foreign operations are recognized in the Cumulative translation adjustments account in Shareowners' equity.

20.    SHAREOWNERS' EQUITY

       The company has authorized 280 million shares of Capital Stock of $.075 par value and 40 million shares of Preferred Stock, issuable in one or more classes, with or without par as may be authorized by the Board of Directors. No Preferred Stock has been issued.

       The following summarizes the activity in the company's long-term incentive plans:

                                                                            1995             1994             1993
                                                                            ----            -----            -----
                                                                                     (thousands of shares)
       RESTRICTED SHARES
        Granted                                                              483               19              374
       STOCK OPTION PLANS
        Beginning of year                                                  9,915            9,261           10,142
        Granted                                                            1,376            1,377            1,239
        Exercised                                                         (1,498)            (604)          (1,858)
        Terminated                                                          (137)            (119)            (262)
                                                                           -----            -----            -----
        End of year                                                        9,656            9,915            9,261
                                                                           =====            =====            =====

        Exercisable at end of year                                         6,861            7,185            5,519
                                                                           =====            =====            =====
                                                                                      (per share prices)
        Granted                                                           $49.19           $36.63           $43.79
        Exercised                                                         $23.35           $21.14           $18.59
        Not exercised:  Low                                               $15.38           $ 9.58           $ 7.34
                        High                                              $49.19           $43.81           $43.81
                        Average                                           $34.05           $30.41           $28.99

       As of July 30, 1995, 10.7 million shares remain available for grant under the 1994 long-term incentive plan.

       All net earnings per share data is based on the weighted average shares outstanding during the applicable periods. The potential dilution from the exercise of stock options is not material.

21.    STATEMENTS OF CASH FLOWS

                                                                             1995            1994              1993
                                                                             ----           -----              ----
       Interest paid, net of amounts capitalized                           $  102          $   77            $   87
       Interest received                                                   $   10          $   13            $    9
       Income taxes paid                                                   $  290          $  271            $  305

22.    QUARTERLY DATA (UNAUDITED)

                                                                                               1995
                                                                                              ------

                                                                    FIRST            SECOND          THIRD         FOURTH
                                                                    -----            ------          -----         ------
       NET SALES                                                   $1,864           $2,040          $1,744       $1,630
       COST OF PRODUCTS SOLD                                        1,088            1,176           1,045          955
       NET EARNINGS                                                   197              231             127          143
       PER SHARE
         NET EARNINGS                                                 .79              .93             .51          .57
         DIVIDENDS                                                    .28              .31             .31          .31
       MARKET PRICE
         HIGH                                                       41.25            46.00           51.25        51.00
         LOW                                                        37.00            40.63           42.38        45.63

                                                                                               1994
                                                                                              ------

                                                                    First            Second           Third        Fourth
                                                                    -----            ------           -----        ------
       Net sales                                                   $1,763            $1,894          $1,568        $1,465
       Cost of products sold                                        1,058             1,104             946           870
       Net earnings                                                   166               203             119           142
       Per share
         Net earnings                                                 .66               .81             .47           .57
         Dividends                                                    .25               .28             .28           .28
       Market price
         High                                                       42.88             43.25           42.13         39.38
         Low                                                        35.25             38.25           37.13         34.25

                              INDEX OF EXHIBITS


Document                                                                                                                Page
--------                                                                                                                ----

2            Campbell Soup Company's Form 8-K, reporting the purchase on January 30, 1995, of the assets and business of Pace Foods Ltd., was filed with the Securities and Exchange Commission on February 9,
             1995, and is incorporated herein by reference.

3(a)         Campbell's Restated Certificate of Incorporation as amended through November 21, 1991, was filed with the Securities and Exchange Commission ("SEC") with Campbell's Form 10-K for the fiscal year ended
             August 2, 1992, and is incorporated herein by reference.

3(b)         Campbell's By-Laws, effective as of June 1, 1995.                                                            41

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

9            Major Stockholders' Voting Trust Agreement dated June 2, 1990, as amended, was filed with the SEC by the Trustees of the Major Stock- holders' Voting Trust as Exhibit A to Schedule 13D dated June 5,
             1990, and is incorporated herein by reference.

10(a)        Campbell Soup Company 1984 Long-Term Incentive Plan, as amended on November 17, 1994.                        49

10(b)        Campbell Soup Company 1994 Long-Term Incentive Plan was filed with the SEC with Campbell's 1994 Proxy
             Statement and is incorporated herein by reference.
             Campbell Soup Company Management Worldwide Incentive Plan, as amended on November 17, 1994, was filed with the SEC with Campbell's 1994 Proxy Statement, and is incorporated herein by reference.

10(c)        Campbell Soup Company Management Worldwide Incentive Plan, as amended on November 17, 1994, was filed with the SEC with Campbell's 1994 Proxy Statement, and is incorporated herein by reference.

10(d)        Retirement Benefit Plan for Directors, effective December 1, 1991, was filed with the SEC with
             Campbell's 10-K for the fiscal year ended August 2, 1992, and is incorporated herein by reference.

10(e)        Supplemental Retirement Benefit Program, as amended on June 24, 1993.                                        69

10(f)        Personal Choice, a Financial Reimbursement Program for Campbell Soup Company Executives, effective           95
             August 1, 1994.

                         INDEX OF EXHIBITS (cont'd.)

Document                                                                                                                 Page
--------                                                                                                                 ----

10(g)        Supplemental Savings Plan, as amended on May 25, 1995.                                                       103

10(h)        Employment Agreement dated January 2, 1990, with David W. Johnson, President and Chief Executive
             Officer, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended July 29, 1990, and is incorporated herein by reference.

10(i)        Severance Protection Agreement dated May 18, 1990, with John M. Coleman, Senior Vice President - Law and Public Affairs, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended August
             2, 1992, and is incorporated herein by reference.  Agreements with eight (8) other Executive Officers are in all material respects the same as that with Mr. John M. Coleman.

10(j)        Special incentive arrangements for the Chairman, President and Chief Executive Officer, approved by the Board in fiscal 1994, under which he can earn from $0 to $5 million in addition to his other compensation if specified aggressive sales goals are achieved for certain businesses in fiscal 1996.

21           Subsidiaries (Direct and Indirect) of Campbell.                                                               109

23           Consent of Independent Accountants.                                                                           110

24(a)        Power of Attorney.                                                                                            111

24(b)        Certified copy of the resolution of Campbell's Board of Directors authorizing signatures pursuant to          112
             a power of attorney.

27           Financial Data Schedule                                                                                       114
