Form 10-Q
period 1995-10-29
CAMPBELL SOUP CO
filed 1995-12-12
CIK 16732

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   For the Quarterly Period Ended                   Commission File Number
        October 29, 1995                                     1-3822



                         [CAMPBELL SOUP COMPANY LOGO]




           NEW JERSEY                                       21-0419870
    State of Incorporation                    I.R.S. Employer Identification No.


                                 CAMPBELL PLACE
                         CAMDEN, NEW JERSEY  08103-1799
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


                           YES   X       NO      .
                               -----       ------


THERE WERE 249,138,416 SHARES OF CAPITAL STOCK OUTSTANDING AS OF DECEMBER 1,
1995.

THIS FORM 10-Q CONSISTS OF A TOTAL OF 21 PAGES. AN INDEX TO EXHIBITS IS ON PAGE 12.

================================================================================

                         PART I.  FINANCIAL INFORMATION

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                             STATEMENTS OF EARNINGS

                                  (unaudited)
                   (million dollars except per share amounts)

                                                                                     Three Months Ended
                                                                                ----------------------------
                                                                                 OCTOBER            October*
                                                                                29, 1995            30, 1994
                                                                                --------            --------
   Net sales                                                                      $1,990              $1,856
-------------------------------------------------------------------------------------------------------------
   Costs and expenses
     Cost of products sold                                                         1,143               1,085
     Marketing and selling expenses                                                  358                 332
     Administrative expenses                                                          83                  80
     Research and development expenses                                                20                  18
     Other expense                                                                    24                  18
-------------------------------------------------------------------------------------------------------------
         Total costs and expenses                                                  1,628               1,533
-------------------------------------------------------------------------------------------------------------
   Earnings before interest and taxes                                                362                 323
   Interest, net                                                                      35                  25
-------------------------------------------------------------------------------------------------------------
   Earnings before taxes                                                             327                 298
   Taxes on earnings                                                                 108                 101
-------------------------------------------------------------------------------------------------------------
   Net earnings                                                                   $  219              $  197
=============================================================================================================
   Per share
     Net earnings                                                                   $.88                $.79
=============================================================================================================
     Dividends                                                                      $.31                $.28
=============================================================================================================
   Weighted average shares outstanding                                               249                 249
=============================================================================================================

   See Notes To Financial Statements

  *Reclassified to conform to this year's presentation

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                                 BALANCE SHEETS

                                  (unaudited)
                               (million dollars)

                                                                                 OCTOBER              July
                                                                                29, 1995            30, 1995
                                                                                --------            --------
   Current assets
     Cash and cash equivalents                                                    $   69              $   53
     Accounts receivable                                                             855                 631
     Inventories                                                                     900                 755
     Prepaid expenses                                                                145                 142
-------------------------------------------------------------------------------------------------------------
          Total current assets                                                     1,969               1,581
-------------------------------------------------------------------------------------------------------------
   Plant assets, net of depreciation                                               2,595               2,584
   Intangible assets, net of amortization                                          1,808               1,715
   Other assets                                                                      431                 435
-------------------------------------------------------------------------------------------------------------
          Total assets                                                            $6,803              $6,315
=============================================================================================================

   Current liabilities
     Notes payable                                                                $1,083              $  865
     Payable to suppliers and others                                                 578                 556
     Accrued liabilities                                                             590                 545
     Dividend payable                                                                 77                  78
     Accrued income taxes                                                            186                 120
-------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                2,514               2,164
-------------------------------------------------------------------------------------------------------------

   Long-term debt                                                                    852                 857
   Nonpension postretirement benefits                                                447                 434
   Other liabilities, including deferred
     income taxes of $241 and $235                                                   406                 392
-------------------------------------------------------------------------------------------------------------
          Total liabilities                                                        4,219               3,847
-------------------------------------------------------------------------------------------------------------
   Shareowners' equity
     Preferred stock; authorized 40 shares;
       none issued                                                                    -                   -
     Capital stock, $.075 par value; authorized
       280 shares; issued 271 shares                                                  20                  20
     Capital surplus                                                                 171                 165
     Earnings retained in the business                                             2,897               2,755
     Capital stock in treasury, at cost                                             (581)               (550)
     Cumulative translation adjustments                                               77                  78
-------------------------------------------------------------------------------------------------------------
          Total shareowners' equity                                                2,584               2,468
-------------------------------------------------------------------------------------------------------------

          Total liabilities and shareowners' equity                               $6,803              $6,315
=============================================================================================================

        See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                            STATEMENTS OF CASH FLOWS

                                  (unaudited)
                              (million dollars)

                                                                                              Three Months Ended
                                                                                       -----------------------------
                                                                                        OCTOBER              October
                                                                                       29, 1995             30, 1994
                                                                                       --------            ---------
   Cash flows from operating activities:
     Net earnings                                                                        $219                $197
     Non-cash charges to net earnings
       Depreciation and amortization                                                       78                  63
       Deferred taxes                                                                       6                   -
       Other, net                                                                          26                  24
     Changes in working capital
       Accounts receivable                                                               (226)               (188)
       Inventories                                                                       (147)                (94)
       Other current assets and liabilities                                               134                  88
------------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                                      90                  90
------------------------------------------------------------------------------------------------------------------

   Cash flows from investing activities:
     Purchases of plant assets                                                            (79)                (60)
     Sales of plant assets                                                                  6                   3
     Businesses acquired                                                                 (107)               (177)
     Sales of businesses                                                                    -                   3
     Net change in other assets and liabilities                                            (6)                  4
------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                        (186)               (227)
------------------------------------------------------------------------------------------------------------------
   Cash flows from financing activities:
     Long-term borrowings                                                                   -                   3
     Repayments of long-term borrowings                                                    (5)                 (4)
     Short-term borrowings                                                                322                 221
     Repayments of short-term borrowings                                                 (104)                (17)
     Dividends paid                                                                       (77)                (70)
     Treasury stock purchased                                                             (40)                  -
     Treasury stock issued                                                                 11                   5
------------------------------------------------------------------------------------------------------------------

            Net cash provided by financing activities                                     107                 138
------------------------------------------------------------------------------------------------------------------

   Effect of exchange rate changes on cash                                                  5                   5
------------------------------------------------------------------------------------------------------------------
   Net change in cash and cash equivalents                                                 16                   6


   Cash and cash equivalents - beginning of period                                         53                  96
------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents - end of period                                             $ 69                $102
==================================================================================================================

  See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED
                  STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
                                  (unaudited)
                               (million dollars)

                                                                            Earnings     Capital
                                                                            Retained      Stock      Cumulative       Total
                                            Preferred  Capital  Capital      in the         in        Translation  Shareowners'
                                              Stock     Stock   Surplus     Business     Treasury    Adjustments     Equity
                                            ---------  -------  -------   ------------   ---------    -----------  -----------
 Balance at July 31, 1994                   $    -      $20      $155        $2,359       $(559)          $14        $1,989
 Net earnings                                                                   197                                     197
 Cash dividends ($.28 per share)                                                (70)                                    (70)
 Treasury stock purchased                                                                    (1)                         (1)
 Treasury stock issued under Management
    incentive and Stock option plans                                4                         5                           9
 Translation adjustments                                                                                   31            31
----------------------------------------------------------------------------------------------------------------------------
 Balance at October 30, 1994                $    -      $20      $159        $2,486       $(555)          $45        $2,155
============================================================================================================================
 BALANCE AT JULY 30, 1995                   $    -      $20      $165        $2,755       $(550)          $78        $2,468
 NET EARNINGS                                                                   219                                     219
 CASH DIVIDENDS ($.31 PER SHARE)                                                (77)                                    (77)
 TREASURY STOCK PURCHASED                                                                   (38)                        (38)
 TREASURY STOCK ISSUED UNDER MANAGEMENT
    INCENTIVE AND STOCK OPTION PLANS                                6                         7                          13
 TRANSLATION ADJUSTMENTS                                                                                   (1)           (1)
-----------------------------------------------------------------------------------------------------------------------------
 BALANCE AT OCTOBER 29, 1995                $    -      $20      $171        $2,897       $(581)          $77        $2,584
=============================================================================================================================
                     CHANGES IN NUMBER OF SHARES (UNAUDITED)
                     ---------------------------------------
                              (THOUSANDS OF SHARES)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                         Issued     Outstanding   In Treasury
                                                                                         ------     -----------   ------------
 Balance at July 31, 1994                                                                271,245     248,319         22,926
 Treasury stock purchased                                                                                (12)            12
 Treasury stock issued under Management incentive and Stock option plans                                 197           (197)
-----------------------------------------------------------------------------------------------------------------------------
 Balance at October 30, 1994                                                             271,245     248,504         22,741
=============================================================================================================================
 BALANCE AT JULY 30, 1995                                                                271,245     249,231         22,014
 TREASURY STOCK PURCHASED                                                                               (833)           833
 TREASURY STOCK ISSUED UNDER MANAGEMENT INCENTIVE AND STOCK OPTION PLANS                                 540           (540)
-----------------------------------------------------------------------------------------------------------------------------
 BALANCE AT OCTOBER 29, 1995                                                             271,245     248,938         22,307
=============================================================================================================================

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

(c)      Inventories


                                                 OCTOBER            July
                                                29, 1995          30, 1995
                                                --------          --------

     Raw materials, containers and supplies       $367              $317
     Finished products                             600               505
  ---------------------------------------------------------------------------
                                                   967               822

     Less - Adjustment of certain inventories
              to LIFO basis                         67                67
  ---------------------------------------------------------------------------
                                                  $900              $755
  ===========================================================================


(d)      Divestiture and Restructuring Program
         On January 28, 1993, the company's Board of Directors approved a divestiture and restructuring program which specifically identified six manufacturing plants to be closed and fourteen businesses to be sold. At the time of the Board's approval, charges of $353 ($300 after tax or $1.19 per share) were recorded for the estimated loss on disposition of plant assets, cost of closing each plant and loss on each business divestiture. During the first quarter of 1996, two businesses were sold. A summary of the original reserve and charges through October 29, 1995 is as follows:


                                         Original                       Balance                       BALANCE
                                         Reserves       Charges         7/30/95       Charges        10/29/95
                                        ---------       -------         -------       -------        --------
 Loss on disposal of assets               $275          $(197)            $78          $(1)             $77
 Severance and benefits                     52            (47)              5           (2)               3
 Other                                      26            (13)             13            -               13
--------------------------------------------------------------------------------------------------------------
     Total                                $353          $(257)            $96          $(3)             $93
==============================================================================================================

 Current                                  $153                            $96                           $93
 Non-current                               200                              -                             -
--------------------------------------------------------------------------------------------------------------
      Total                               $353                            $96                           $93
==============================================================================================================

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                            AND FINANCIAL CONDITION

                             CAMPBELL SOUP COMPANY


RESULTS OF OPERATIONS

OVERVIEW

Campbell achieved record sales and earnings for the first quarter ended October 29, 1995. Net sales of $1.99 billion were up 7% over the $1.86 billion for the similar period last year. Earnings per share increased 11% to 88 cents, up from 79 cents last year. Net earnings were $219 million, up 11% from $197 million last year. International Grocery and Bakery & Confectionery divisions led the first quarter percentage gains. In the U.S.A. division, meal enhancement businesses enjoyed strong growth and Pace Mexican sauces achieved broad distribution in the Northeast.

RESULTS BY DIVISION

U.S.A. - U.S. sales for the quarter were $1.20 billion, up 6% over $1.12 billion for the comparable period last year with the Pace and Fresh Start acquisitions driving growth. Operating earnings climbed 11% to $288 million.

Soup volume increased 2% led by the traditional "Red & White" condensed varieties, particularly chicken noodle. Strong volume gains were also achieved by "Franco-American" pasta with its new shapes for kids; by spaghetti sauces, reflecting the U.S. introduction of the "Barilla" brand from Italy; and by "Vlasic" pickles where the popularity of the "Sandwich Stackers" style remains vibrant. Frozen foods volume declined, reflecting marketplace conditions.

New chicken pot pies for Kentucky Fried Chicken outlets and new frozen soups helped to catapult food service business into high growth.

BAKERY & CONFECTIONERY - Bakery & Confectionery sales increased 6% to $435 million from $410 million in the first quarter of last year. Earnings increased 15% to $53 million from $46 million last year, with Pepperidge Farm, Delacre and Godiva all posting exceptional gains. Cost reduction programs at Pepperidge Farm and Delacre helped expand margins.

Pepperidge Farm's new fat-free cookies and brownies, using technology derived from the Greenfield acquisition, together with new marketing initiatives behind "Goldfish" crackers are driving volume gains. Pepperidge Farm frozen garlic breads continue robust growth.

The division consists of "Pepperidge Farm" in the U.S., "Arnott's" in Australia, "Delacre" in Europe, "Godiva" worldwide and the confectionery business in Europe.

INTERNATIONAL GROCERY - The International Grocery Division reported sales of $381 million, a 12% increase over last year. Two acquisitions--Stratford-upon-Avon Foods, a leading food service supplier, and Homepride, the number-one brand of cooking sauces--added volume as well as operating synergies in the United Kingdom. Soup sales in Asia, Australia, Germany and Japan all grew at double-digits, and the company's businesses in Argentina were up sharply.

Operating earnings rose 14% to $36 million, with Argentina and Canada leading the strong growth. Earnings in Mexico were down $4 million, reflecting the economic difficulties there.

International Grocery consists of soup, grocery and frozen businesses in Argentina, Asia, Australia, Canada, Europe and Mexico.

STATEMENTS OF EARNINGS

Net sales increased 7% over the prior year, driven principally by acquisitions and a 2% increase in worldwide soup volume based on strength in U.S. condensed soup and double-digit volume growth in Australia, Asia, Germany and Japan.

Gross margins improved 1.1 percentage points to 42.6% compared to the first quarter of the prior year. Gross margin improvements resulted primarily from higher selling prices and manufacturing efficiencies.

Marketing and selling expenses increased 8%, compared to the first quarter of the prior year, reflecting the acquisition of Pace Foods which has an aggressive advertising strategy. Overall, these expenses remained relatively flat at 18% of sales.

Administrative expenses also remained flat as a percent of sales. The increase in interest expense results primarily from financing costs associated with acquisitions.

The effective tax rate was 33.0% compared to 33.9% in the first quarter of fiscal 1995. The company expects its effective tax rate for the full fiscal 1996 year to approximate the first quarter rate due to tax planning strategies, including utilization of tax loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

For the second year in a row, the company generated $90 million of cash from operations in the first quarter. Continued tight management of working capital and increased earnings have turned the company from a traditional net user of cash in the first quarter into a generator of cash from operating activities.

Capital expenditures were $79 million in 1996, an increase of $19 million from the prior year, due primarily to construction of the new Huntingwood manufacturing facility by Arnotts in Australia. Capital expenditures are projected to be between $400 and $450 million in 1996.

The company acquired the "Homepride" sauce business, Britain's leading cooking sauce brand, and increased its Arnotts share ownership to 67%.

Short-term borrowings increased by $218 million in 1996 to finance acquisitions and seasonal inventories.

The company repurchased 833,000 shares of common stock for the treasury at a cost of $38 million, compared to minimal repurchases in 1995.

                                    PART II



ITEM 1.   LEGAL PROCEEDINGS


In management's opinion, there are no pending claims or litigation, the outcome of which would have a material effect on the consolidated financial position of the company. In October 1995, the United States of America filed a complaint against Campbell at the request of the Environmental Protection Agency in the United States District Court for the Eastern District of California relating to certain air emission permits at the company's Sacramento, CA facility. The suit seeks monetary and injunctive relief for alleged violations of the Clean Air Act claiming that the Sacramento Metropolitan Air Quality Management District, the responsible state agency, allowed plant modifications without the appropriate permits and pollution control equipment. Campbell is disputing the alleged violations.

The company has also been named as a potentially responsible party in a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. The ultimate impact of these proceedings cannot be predicted at this time due to the large number of other potentially responsible parties, and the speculative nature of clean-up cost estimates, but it is not expected to be material either individually or in the aggregate.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           a.     Exhibits
                  --------

           No.
           ---

           3(ii) Campbell Soup Company's By-Laws, effective September 1, 1995

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



                                        CAMPBELL SOUP COMPANY




Date:  December 11, 1995           By:/s/JOHN M. COLEMAN
                                      --------------------------------------
                                      John M. Coleman, Senior Vice President -
                                      Law and Public Affairs




Date:  December 11, 1995           By:/s/LEO J. GREANEY
                                      --------------------------------------
                                      Leo J. Greaney
                                      Vice President - Controller
                                      (Chief Accounting Officer)

                               INDEX TO EXHIBITS



Exhibit Number                                                      Page
--------------                                                      ----
      3(ii)       Campbell Soup Company's By-Laws, effective        13-20
                  September 1, 1995

     27           Financial Data Schedule                              21
