Form 10-Q
period 1996-01-28
CAMPBELL SOUP CO
filed 1996-03-11
CIK 16732

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarterly Period Ended                Commission File Number
             January 28, 1996                                1-3822


                         [CAMPBELL SOUP COMPANY LOGO]


                 NEW JERSEY                               21-0419870
           STATE OF INCORPORATION             I.R.S.EMPLOYER IDENTIFICATION NO.


                                 CAMPBELL PLACE
                         CAMDEN, NEW JERSEY  08103-1799
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


                           YES    X       NO        .
                               -------       -------


          THERE WERE 249,413,136 SHARES OF CAPITAL STOCK OUTSTANDING AS OF MARCH 1, 1996.

          THIS FORM 10-Q CONSISTS OF A TOTAL OF 22 PAGES, INCLUDING EXHIBITS. AN INDEX TO EXHIBITS IS ON PAGE 13.

================================================================================

                         PART I.  FINANCIAL INFORMATION

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                             STATEMENTS OF EARNINGS

                                  (unaudited)
                 (million dollars except per share amounts)

                                                                  Three Months Ended                     Six Months Ended
                                                                -----------------------              -------------------------
                                                                 JANUARY        January*              JANUARY         January*
                                                                28, 1996       29, 1995              28, 1996        29, 1995
                                                                --------       --------              --------        ---------
 Net sales                                                        $2,217         $2,031                $4,207          $3,887
 -----------------------------------------------------------------------------------------------------------------------------
 Costs and expenses

    Cost of products sold                                          1,247          1,174                 2,390           2,259

    Marketing and selling expenses                                   438            381                   797             713

    Administrative expenses                                           76             81                   157             160

    Research and development expenses                                 21             23                    41              42

    Other expense                                                     20             10                    45              27
 -----------------------------------------------------------------------------------------------------------------------------
         Total costs and expenses                                  1,802          1,669                 3,430           3,201
 -----------------------------------------------------------------------------------------------------------------------------
 Earnings before interest and taxes                                  415            362                   777             686
 Interest, net                                                        31             14                    66              40
 -----------------------------------------------------------------------------------------------------------------------------
 Earnings before taxes                                               384            348                   711             646
 Taxes on earnings                                                   126            117                   235             218
 -----------------------------------------------------------------------------------------------------------------------------
 Net earnings                                                     $  258         $  231                $  476          $  428
 =============================================================================================================================
 Per share
    Net earnings                                                  $ 1.03         $  .93                $ 1.91          $ 1.72
 =============================================================================================================================
    Dividends                                                     $  .35         $  .31                $  .66          $  .59
 =============================================================================================================================
 Weighted average shares outstanding                                 249            249                   249             249
 =============================================================================================================================

 See Notes To Financial Statements


 *Reclassified to conform to this year's presentation

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                                 BALANCE SHEETS
                                  (unaudited)
                               (million dollars)

                                                                                     JANUARY          July
                                                                                    28, 1996         30, 1995
                                                                                    --------         --------
              Current assets
                Cash and cash equivalents                                           $     56          $    53
                Accounts receivable                                                      806              631
                Inventories                                                              743              755
                Prepaid expenses                                                         147              142
              -----------------------------------------------------------------------------------------------
                     Total current assets                                              1,752            1,581
              -----------------------------------------------------------------------------------------------
              Plant assets, net of depreciation                                        2,577            2,584
              Intangible assets, net of amortization                                   1,798            1,715
              Other assets                                                               449              435
              -----------------------------------------------------------------------------------------------
                     Total assets                                                   $  6,576          $ 6,315
              ===============================================================================================

              Current liabilities
                Notes payable                                                       $    575          $   865
                Payable to suppliers and others                                          497              556
                Accrued liabilities                                                      612              545
                Dividend payable                                                          87               78
                Accrued income taxes                                                     170              120
              -----------------------------------------------------------------------------------------------
                     Total current liabilities                                         1,941            2,164
              -----------------------------------------------------------------------------------------------

              Long-term debt                                                           1,050              857
              Nonpension postretirement benefits                                         454              434
              Other liabilities, including deferred
                income taxes of $239 and $235                                            398              392
              -----------------------------------------------------------------------------------------------
                     Total liabilities                                                 3,843            3,847
              -----------------------------------------------------------------------------------------------
              Shareowners' equity
                Preferred stock; authorized 40 shares;
                  none issued                                                              -                -
                Capital stock, $.075 par value; authorized
                  280 shares; issued 271 shares                                           20               20
                Capital surplus                                                          197              165
                Earnings retained in the business                                      3,068            2,755
                Capital stock in treasury, at cost                                      (577)            (550)
                Cumulative translation adjustments                                        25               78
              -----------------------------------------------------------------------------------------------
                     Total shareowners' equity                                         2,733            2,468
              -----------------------------------------------------------------------------------------------

                     Total liabilities and shareowners' equity                      $  6,576          $ 6,315
              ===============================================================================================

              See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                            STATEMENTS OF CASH FLOWS

                                  (unaudited)
                               (million dollars)

                                                                                       Six Months Ended
                                                                              ------------------------------------
                                                                               JANUARY                    January
                                                                              28, 1996                   29, 1995
                                                                              --------                   --------
            Cash flows from operating activities:
              Net earnings                                                        $476                       $428
              Non-cash charges to net earnings
                Depreciation and amortization                                      159                        143
                Deferred taxes                                                       4                          4
                Other, net                                                          49                         41
              Changes in working capital
                Accounts receivable                                               (195)                      (194)
                Inventories                                                         (8)                        58
                Other current assets and liabilities                                41                         (5)
            ------------------------------------------------------------------------------------------------------
                     Net cash provided by operating activities                     526                        475
            ------------------------------------------------------------------------------------------------------
            Cash flows from investing activities:
              Purchases of plant assets                                           (165)                      (137)
              Sales of plant assets                                                  7                         16
              Businesses acquired                                                 (142)                      (194)
              Sales of businesses                                                   45                          5
              Net change in other assets and liabilities                            (5)                         5
            ------------------------------------------------------------------------------------------------------
                     Net cash used in investing activities                        (260)                      (305)
            ------------------------------------------------------------------------------------------------------
            Cash flows from financing activities:
              Long-term borrowings                                                 221                          3
              Repayments of long-term borrowings                                   (27)                       (17)
              Short-term borrowings                                                 58                        (70)
              Repayments of short-term borrowings                                 (347)                        63
              Dividends paid                                                      (155)                      (140)
              Treasury stock purchased                                             (40)                         -
              Treasury stock issued                                                 34                         15
            ------------------------------------------------------------------------------------------------------
                     Net cash used in financing activities                        (256)                      (146)
            ------------------------------------------------------------------------------------------------------

            Effect of exchange rate changes on cash                                 (7)                        (6)
            ------------------------------------------------------------------------------------------------------
            Net change in cash and cash equivalents                                  3                         18

            Cash and cash equivalents - beginning of period                         53                         96
            ------------------------------------------------------------------------------------------------------
            Cash and cash equivalents - end of period                             $ 56                       $114
            ======================================================================================================

            See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED
                  STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
                                  (unaudited)
                               (million dollars)

                                                                             Earnings     Capital
                                                                             Retained      Stock       Cumulative        Total
                                         Preferred    Capital     Capital     in the        in         Translation    Shareowners'
                                           Stock       Stock      Surplus    Business     Treasury     Adjustments       Equity
                                         ---------    -------     -------    --------     ---------    -----------    ------------
 Balance at July 31, 1994                  $    -       $20         $155      $2,359        $(559)        $14            $1,989
 Net earnings                                                                    428                                        428
 Cash dividends ($.59 per share)                                                (147)                                      (147)
 Treasury stock purchased                                                                      (1)                           (1)
 Treasury stock issued under Management
   incentive and Stock option plans                                    6                       16                            22
 Translation adjustments                                                                                   25                25
 ---------------------------------------------------------------------------------------------------------------------------------
 Balance at January 29, 1995               $    -       $20         $161      $2,640        $(544)        $39            $2,316
 =================================================================================================================================
 BALANCE AT JULY 30, 1995                  $    -       $20         $165      $2,755        $(550)        $78            $2,468
 NET EARNINGS                                                                    476                                        476
 CASH DIVIDENDS ($.66 PER SHARE)                                                (163)                                      (163)
 TREASURY STOCK PURCHASED                                                                     (38)                          (38)
 TREASURY STOCK ISSUED UNDER MANAGEMENT
   INCENTIVE AND STOCK OPTION PLANS                                   32                       11                            43
 TRANSLATION ADJUSTMENTS                                                                                  (53)              (53)
 ---------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT JANUARY 28, 1996               $    -       $20         $197      $3,068        $(577)        $25            $2,733
 =================================================================================================================================

                    Changes in Number of Shares (unaudited)
                             (thousands of shares)

 ---------------------------------------------------------------------------------------------------------------------------------
                                                                                      Issued        Outstanding      In Treasury
                                                                                      ------        -----------      -----------
 Balance at July 31, 1994                                                             271,245          248,319         22,926
 Treasury stock purchased                                                                                  (12)            12
 Treasury stock issued under Management incentive and Stock option plans                                   596           (596)
 ---------------------------------------------------------------------------------------------------------------------------------
 Balance at January 29, 1995                                                          271,245          248,903         22,342
 =================================================================================================================================
 BALANCE AT JULY 30, 1995                                                             271,245          249,231         22,014
 TREASURY STOCK PURCHASED                                                                                 (833)           833
 TREASURY STOCK ISSUED UNDER MANAGEMENT INCENTIVE AND STOCK OPTION PLANS                                 1,281         (1,281)
 ---------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT JANUARY 28, 1996                                                          271,245          249,679         21,566
 =================================================================================================================================

 See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                         NOTES TO FINANCIAL STATEMENTS

                                  (unaudited)
                                   (millions)

(a) The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the indicated periods. All such adjustments areof a normal recurring nature.

(b) Net earnings per share are based on the weighted averageshares outstanding during the applicable periods. The potential dilution from the exercise of stock options is not material.

(c)     Inventories

                                                                        JANUARY           July
                                                                       28, 1996         30, 1995
                                                                       --------         --------
     Raw materials, containers and supplies                               $321              $317
     Finished products                                                     493               505
     -------------------------------------------------------------------------------------------
                                                                           814               822
     Less - Adjustment of certain inventories
            to LIFO basis                                                   71                67
     -------------------------------------------------------------------------------------------
                                                                          $743              $755
     ===========================================================================================

(d)     Divestiture and Restructuring Program
        On January 28, 1993, the company's Board of Directors approved a divestiture and restructuring program which specifically identified six manufacturing plants to be closed and fourteen businesses to be sold. At the time of the Board's approval, charges of $353 ($300 after tax or $1.19 per share) were recorded for the estimated loss on disposition of plant assets, cost of closing each plant and loss on each business divestiture. During the second quarter of 1996, one business was sold. Based on current estimates, existing reserves are adequate to cover expected losses on the remaining businesses to be sold and finalizing other activities. The company plans to complete the program in 1996.
        A summary of the original reserves and activity through January 28, 1996 follows:

                                    Original                  Balance                     BALANCE
                                    Reserves    Activity      7/30/95      Activity       1/28/96
                                   ---------    --------      -------      --------      --------
 Loss on disposal of assets           $275         $(197)        $78          $(1)          $77

 Severance and other                    78           (60)         18           (3)           15
 ------------------------------------------------------------------------------------------------
     Total                            $353         $(257)        $96          $(4)          $92
 ================================================================================================

 Current                              $153                       $96                        $92

 Non-current                           200                         -                          -
 ------------------------------------------------------------------------------------------------
     Total                            $353                       $96                        $92
 ================================================================================================

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                            AND FINANCIAL CONDITION

                             CAMPBELL SOUP COMPANY

RESULTS OF OPERATIONS

OVERVIEW

Campbell achieved record sales and earnings for the second quarter and first six months ended January 28, 1996. Net sales for the quarter were $2.22 billion, up 9% from the comparable period last year. Earnings per share increased 11% to a quarterly record of $1.03, up from 93 cents in the second quarter last year. Net earnings rose 12% to $258 million from $231 million a year ago.

Sales for the six months increased 8% to $4.21 billion, versus$3.89 billion for the comparable period last year. Earnings per share for the six months increased 11% to $1.91, and net earnings increased 11% to $476 million.

RESULTS BY DIVISION

SECOND QUARTER

U.S.A. - U.S. sales for the quarter were $1.36 billion, up 11%over $1.22 billion last year. Operating earnings climbed 18% to$320 million.

Soup volume increased 4.5% led by Red & White chicken noodle and"Home Cookin'" ready-to-serve.

Strong volume performances were also achieved by "Prego" and "Barilla" brand spaghetti sauces, "Swanson Hungry-Man" dinners,"Swanson" pot pies and "Franco-American" canned pastas. Food Service also achieved substantial volume gains led by frozen soups and chicken pot pies for the away-from-home market.

BAKERY & CONFECTIONERY - Bakery & Confectionery sales increased 6% to $466 million from $438 million in the second quarter last year. Operating earnings increased 7% to $67 million from $63 million a year ago.

New "Pepperidge Farm" fat-free cookies and brownies gained wide consumer acceptance. "Goldfish" crackers and frozen garlic breads continued to achieve strong double-digit growth.

Continental Sweets experienced an earnings decline mostly attributable to economic difficulties in Europe. Arnotts' earnings were flat due to volume declines. Godiva Chocolatier had record holiday season results.

This division consists of Pepperidge Farm in the U.S., Arnotts in Australia, Delacre in Europe, Godiva worldwide and the confectionery business in Europe.

INTERNATIONAL GROCERY - The International Grocery Division reported sales of $412 million in the second quarter, a 7% increase over last year's $386 million. Operating earnings rose 6% to $42 million, despite heavy marketing expenditures to expand geographies and distribution.

Soup volume outside the United States grew 14% during the quarter, with strong gains from the United Kingdom, Hong Kong, Canada and Japan and from the recent introduction of "Red & White" labeled soup into Belgium. Sales also benefited from the acquisitions of "Homepride" cooking sauces in the United Kingdom in August, and the Cheong Chan soup and sauce business in Southeast Asia in December. Earnings in Mexico improved from the last quarter, but were down $1.5 million versus last year due to the economic difficulties there.

International Grocery consists of soup, grocery and frozen businesses in Argentina, Asia, Canada, Europe and Mexico.

SIX MONTHS

U.S.A. - U.S. sales for the six months were $2.56 billion versus $2.35 billion last year. Operating earnings increased 14% to $608 million.

Soup volume increased 3.2% led by Red & White chicken noodle,"Home Cookin'" ready-to-serve and Chunky soup.

Other strong sales gains came from "Prego" and "Barilla" spaghetti sauces, "Franco-American" canned pastas and Food Service chicken pot pies for the away-from-home market. Frozen foods volume declined, reflecting marketplace conditions.

BAKERY & CONFECTIONERY - Bakery & Confectionery sales grew 6% to $901 million from $848 million in the first six months. Operating earnings increased 10% to $120 million.

Volume gains were led by new "Pepperidge Farm" fat-free cookies and brownies, "Goldfish" crackers and garlic breads.

Arnotts' earnings were flat due to volume declines. Lamy Lutti, a confectionery business in Europe, experienced an earnings decline due to economic difficulties in France. Godiva Chocolatier had record holiday season results.

INTERNATIONAL GROCERY - International Grocery reported sales of $794 million in the first six months, a 9% increase over last year. Operating earnings rose 9% to $79 million.

Soup volume outside the U.S. was up 9% in the first half of the fiscal year with strong gains from the United Kingdom and Asia. Sales also benefited from the acquisition of "Homepride" cooking sauces in the United Kingdom.

STATEMENTS OF EARNINGS

Net sales increased 9% for the second quarter and 8% for the six months, compared to the same periods last year. These gains were driven principally by acquisitions and worldwide soup volume gains of 7% in the second quarter and 5% in the first half. Volume gains were particularly strong in Asia, U.K. and Japan with double-digit increases.

Gross margins improved 1.6 percentage points to 43.8% in the second quarter and
1.3 percentage points to 43.2% for the six-month period. Gross margin improvements resulted primarily from higher selling prices and manufacturing efficiencies.

Marketing and selling expenses increased 15.0% for the second quarter and 12% for the six-month period, over the same periods a year ago. Acquisitions and increased advertising spending, especially for soups, "Franco-American" pasta and Pepperidge Farm "Goldfish" crackers, were the principal reason for the increases.

Administrative expenses as a percent of sales decreased .6 percentage points to 3.4% in the second quarter and .4 percentage points to 3.7% for the first six months, reflecting administrative efficiencies. Other expense is up in both the quarter and six-month periods due to amortization of intangibles associated with the recent acquisitions. The increase in interest expense is due to financing costs associated with acquisitions.

The effective tax rate for the first six months was 33.0% compared to 33.7% for last year. The company expects its effective tax rate for the full fiscal year 1996 to remain approximately at this level due to tax planning strategies, including utilization of tax loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Strong net earnings improvement drove cash from operations to $526 million in the first six months of 1996, up $51 million from 1995.

Capital expenditures were $165 million in 1996, an increase of $28 million from the prior year, due primarily to construction of a new Arnotts' manufacturing facility in Huntingwood, New South Wales, Australia. Capital expenditures are projected to be between $400 and $450 million in 1996.

During the year, the company acquired the "Homepride" sauce business, United Kingdom's leading cooking sauce brand, and the Cheong Chan soup and sauce business in Asia. The company also completed the purchase of a 50% interest in the Indonesian biscuit and snack manufacturer, PT Helios Arnott's Indonesia, and increased its Arnotts share ownership to 67%. The company divested Campbell's Groko B.V., a Dutch frozen vegetable processor.

Long-term debt increased by $194 million in 1996. During the quarter, the company issued $200 million, 5.5% fixed-rate three-year notes due January 1999. The proceeds were used to repay short-term debt which decreased $289 million this year.

The company repurchased 833,000 shares of common stock for the treasury at a cost of $38 million, compared to minimal repurchases in 1995.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

There have been no material developments in the legal proceedings as reported in Campbell's Form 10-Q for the quarter ended October 29, 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    a.   Campbell's Annual Meeting of Shareowners was held on November 16,
         1995.

    c.   The matters voted upon and the results of the vote are as follows:

    Election of Directors

  =========================================================================
                                                   Number of Shares
                                             ------------------------------
                 Name                           For              Withheld
  -------------------------------------------------------------------------
  Alva A. App                                197,982,644         26,457,840
  Edmund M. Carpenter                        197,994,514         26,445,970
  Bennett Dorrance                           197,997,179         26,443,305
  Thomas W. Field, Jr.                       197,991,934         26,448,550
  David W. Johnson                           197,967,598         26,472,886
  David K. P. Li                             197,982,512         26,457,972
  Philip E. Lippincott                       197,963,239         26,477,245
  Mary Alice Malone                          197,964,185         26,476,299
  Charles H. Mott                            197,996,448         26,444,036
  Ralph A. Pfeiffer, Jr.                     197,967,966         26,472,518
  George M. Sherman                          197,940,836         26,499,648
  Donald M. Stewart                          197,984,004         26,456,480
  George Strawbridge, Jr.                    197,961,924         26,478,560
  Robert J. Vlasic                           192,218,622         32,221,862
  Charlotte C. Weber                         197,961,034         26,479,450
  =========================================================================

 =========================================================================================================================
                                                                                                                  Broker
                                                               For              Against         Abstentions      Non-Votes
 -------------------------------------------------------------------------------------------------------------------------
 Approval of Amendment of Campbell
 Soup Company 1994 Long-Term Incentive
 Plan Regarding Director Compensation                        168,613,338        55,166,811         660,335        -0-


 Ratification of Appointment of Auditors                     223,911,159           257,997         271,328        -0-


 Shareowner Proposal Regarding Term
 Limits for Directors                                          2,862,722       212,246,954       1,228,116      8,102,692
 =========================================================================================================================



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    a.     Exhibits

    No.

    3(ii)  Campbell Soup Company's By-Laws, effective November 16, 1995.

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



                                         CAMPBELL SOUP COMPANY


Date:  March  8, 1996                 By: /s/JOHN M. COLEMAN
                                         -----------------------------------
                                         John M. Coleman, Senior Vice President
                                         Law and Public Affairs


Date:  March 8, 1996                  By: /s/LEO J. GREANEY
                                         -----------------------------------
                                         Leo J. Greaney
                                         Vice President - Controller
                                         (Chief Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit Number                                                                  Page
--------------                                                                  ----
     3(ii)   Campbell Soup Company's By-Laws, effective November 16, 1995      14-21

      27     Financial Data Schedule                                               22