Form 10-Q
period 1996-04-28
CAMPBELL SOUP CO
filed 1996-06-12
CIK 16732

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                       Commission File Number
    April 28, 1996                                         1-3822


                             CAMPBELL SOUP COMPANY




            NEW JERSEY                                     21-0419870
       State of Incorporation                 I.R.S. Employer Identification No.


                                 CAMPBELL PLACE
                         CAMDEN, NEW JERSEY  08103-1799
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


                           YES    X       NO         .
                               -------       --------


          THERE WERE 248,226,166 SHARES OF CAPITAL STOCK OUTSTANDING AS OF JUNE 3, 1996.

          THIS FORM 10-Q CONSISTS OF A TOTAL OF 13 PAGES, INCLUDING EXHIBITS. AN INDEX TO EXHIBITS IS ON PAGE 12.

================================================================================

                         PART I.  FINANCIAL INFORMATION

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                             STATEMENTS OF EARNINGS

                                  (unaudited)
                   (million dollars except per share amounts)




                                                                          Three Months Ended                Nine Months Ended
                                                                        ------------------------         ----------------------
                                                                          APRIL         April*             APRIL         April*
                                                                         28, 1996      30, 1995          28, 1996       30, 1995
                                                                        ---------      ---------         ---------      --------
     Net sales                                                             $1,831        $1,737            $6,038         $5,624
- --------------------------------------------------------------------------------------------------------------------------------
     Costs and expenses

        Cost of products sold                                               1,061         1,042             3,449          3,301

        Marketing and selling expenses                                        391           353             1,188          1,066

        Administrative expenses                                                92            79               251            239

        Research and development expenses                                      20            20                61             62

        Other expense                                                          21            21                66             48
- --------------------------------------------------------------------------------------------------------------------------------

           Total costs and expenses                                         1,585         1,515             5,015          4,716
- --------------------------------------------------------------------------------------------------------------------------------

     Earnings before interest and taxes                                       246           222             1,023            908
     Interest, net                                                             29            32                95             72
- --------------------------------------------------------------------------------------------------------------------------------

     Earnings before taxes                                                    217           190               928            836

     Taxes on earnings                                                         72            63               307            281
- --------------------------------------------------------------------------------------------------------------------------------

     Net earnings                                                          $  145       $   127           $   621        $   555
================================================================================================================================

     Per share
        Net earnings                                                         $.58          $.51             $2.49          $2.23
================================================================================================================================

        Dividends                                                           $.345          $.31             $1.00           $.90
================================================================================================================================

     Weighted average shares outstanding                                      249           249               249            249
================================================================================================================================

 See Notes To Financial Statements


*Reclassified to conform to this year's presentation

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                                 BALANCE SHEETS
                                  (unaudited)
                               (million dollars)


                                                                                  APRIL                 July
                                                                                28, 1996             30, 1995
                                                                                --------             ---------
S>
Current assets
 Cash and cash equivalents                                                        $   57                $   53
 Accounts receivable                                                                 660                   631
 Inventories                                                                         718                   755
 Prepaid expenses                                                                    142                   142
- ----------------------------------------------------------------------------------------------------------------
      Total current assets                                                         1,577                 1,581
- ----------------------------------------------------------------------------------------------------------------
Plant assets, net of depreciation                                                  2,618                 2,584
Intangible assets, net of amortization                                             1,810                 1,715
Other assets                                                                         489                   435
- ----------------------------------------------------------------------------------------------------------------
      Total assets                                                                $6,494                $6,315
================================================================================================================

Current liabilities
 Notes payable                                                                    $  893               $   865
 Payable to suppliers and others                                                     407                   556
 Accrued liabilities                                                                 611                   545
 Dividend payable                                                                     87                    78
 Accrued income taxes                                                                148                   120
- ----------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                    2,146                 2,164
- ----------------------------------------------------------------------------------------------------------------
Long-term debt                                                                       750                   857
Nonpension postretirement benefits                                                   463                   434
Other liabilities, including deferred
 income taxes of $230 and $235                                                       394                   392
- ----------------------------------------------------------------------------------------------------------------
      Total liabilities                                                            3,753                 3,847
- ----------------------------------------------------------------------------------------------------------------
Shareowners' equity
 Preferred stock; authorized 40 shares;
   none issued                                                                         -                     -
 Capital stock, $.075 par value; authorized
   280 shares; issued 271 shares                                                      20                    20
 Capital surplus                                                                     214                   165
 Earnings retained in the business                                                 3,127                 2,755
 Capital stock in treasury, at cost                                                 (676)                 (550)
 Cumulative translation adjustments                                                   56                    78
- ----------------------------------------------------------------------------------------------------------------
      Total shareowners' equity                                                    2,741                 2,468
- ----------------------------------------------------------------------------------------------------------------

      Total liabilities and shareowners' equity                                   $6,494                $6,315
================================================================================================================

See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                            STATEMENTS OF CASH FLOWS

                                  (unaudited)
                               (million dollars)

                                                                                                 Nine Months Ended
                                                                                          --------------------------------
                                                                                            APRIL                  April
                                                                                          28, 1996               30, 1995
                                                                                          --------               --------
  Cash flows from operating activities:
    Net earnings                                                                             $621                  $555
    Non-cash charges to net earnings
      Depreciation and amortization                                                           241                   210
      Deferred taxes                                                                            5                    10
      Other, net                                                                               59                    55
    Changes in working capital
      Accounts receivable                                                                     (45)                  (63)
      Inventories                                                                              20                   122
      Other current assets and liabilities                                                    (73)                  (71)
- -------------------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                                          828                   818
- -------------------------------------------------------------------------------------------------------------------------
  Cash flows from investing activities:
    Purchases of plant assets                                                                (266)                 (229)
    Sales of plant assets                                                                      29                    59
    Businesses acquired                                                                      (149)               (1,257)
    Sales of businesses                                                                        45                    11
    Net change in other assets and liabilities                                                (80)                  (38)
- -------------------------------------------------------------------------------------------------------------------------
           Net cash used in investing activities                                             (421)               (1,454)
- -------------------------------------------------------------------------------------------------------------------------
  Cash flows from financing activities:
    Long-term borrowings                                                                      225                   305
    Repayments of long-term borrowings                                                        (33)                  (20)
    Short-term borrowings                                                                     146                   916
    Repayments of short-term borrowings                                                      (419)                 (238)
    Dividends paid                                                                           (241)                 (295)
    Treasury stock purchased                                                                 (139)                   (1)
    Treasury stock issued                                                                      53                    30
- -------------------------------------------------------------------------------------------------------------------------
           Net cash (used in) provided by financing activities                               (408)                  697
- -------------------------------------------------------------------------------------------------------------------------

  Effect of exchange rate changes on cash                                                       5                     2
- -------------------------------------------------------------------------------------------------------------------------
  Net change in cash and cash equivalents                                                       4                    63


  Cash and cash equivalents - beginning of period                                              53                    96
- -------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents - end of period                                                  $ 57                  $159
=========================================================================================================================

See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED
                  STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
                                  (unaudited)
                               (million dollars)


                                                                                 Earnings     Capital
                                                                                 Retained      Stock      Cumulative        Total
                                              Preferred  Capital    Capital       in the        in        Translation   Shareowners'
                                                Stock     Stock     Surplus      Business    Treasury     Adjustments      Equity
                                              ---------  -------    -------      --------    ---------    -----------   ------------
 Balance at July 31, 1994                     $    -      $20        $155         $2,359      $(559)         $14           $ 1,989
 Net earnings                                                                        555                                       555
 Cash dividends ($.90 per share)                                                    (224)                                     (224)
 Treasury stock purchased                                                                        (1)                            (1)
 Treasury stock issued under Management
   incentive and Stock option plans                                     8                        30                             38
 Translation adjustments                                                                                      44                44
- -----------------------------------------------------------------------------------------------------------------------------------
 Balance at April 30, 1995                    $    -      $20        $163         $2,690      $(530)         $58            $2,401
===================================================================================================================================
 BALANCE AT JULY 30, 1995                     $    -      $20        $165         $2,755      $(550)         $78            $2,468
 NET EARNINGS                                                                        621                                       621
 CASH DIVIDENDS ($1.00 PER SHARE)                                                   (249)                                     (249)
 TREASURY STOCK PURCHASED                                                                      (139)                          (139)
 TREASURY STOCK ISSUED UNDER MANAGEMENT
 INCENTIVE AND STOCK OPTION PLANS                                      49                        13                             62
 TRANSLATION ADJUSTMENTS                                                                                     (22)              (22)
- -----------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT APRIL 28, 1996                    $    -      $20        $214         $3,127      $(676)         $56            $2,741
===================================================================================================================================

                    Changes in Number of Shares (unaudited)
                             (thousands of shares)

- ----------------------------------------------------------------------------------------------------------------------------
                                                               Issued                   Outstanding             In Treasury
                                                              ---------                 -----------             -----------
 Balance at July 31, 1994                                      271,245                    248,319                 22,926
 Treasury stock purchased                                                                     (12)                    12
 Treasury stock issued under Management incentive and
   Stock option plans                                                                       1,269                 (1,269)
- ----------------------------------------------------------------------------------------------------------------------------
 Balance at April 30, 1995                                     271,245                    249,576                 21,669
============================================================================================================================
 BALANCE AT JULY 30, 1995                                      271,245                    249,231                 22,014
 TREASURY STOCK PURCHASED                                                                  (2,449)                 2,449
 TREASURY STOCK ISSUED UNDER MANAGEMENT INCENTIVE AND
   STOCK OPTION PLANS                                                                       1,706                 (1,706)
- ----------------------------------------------------------------------------------------------------------------------------
 BALANCE AT APRIL 28, 1996                                     271,245                    248,488                 22,757
============================================================================================================================

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

(c)         Inventories

                                                                                             APRIL           July
                                                                                           28, 1996        30, 1995
                                                                                           --------        --------
                Raw materials, containers and supplies                                        $288            $317
                Finished products                                                              498             505
              -----------------------------------------------------------------------------------------------------
                                                                                               786             822

                Less - Adjustment of certain inventories to LIFO basis                          68              67
              -----------------------------------------------------------------------------------------------------
                                                                                              $718            $755
              =====================================================================================================

(d)         Divestiture and Restructuring Program
            On January 28, 1993, the company's Board of Directors approved a divestiture and restructuring program which specifically identified six manufacturing plants to be closed and fourteen businesses to be sold. At the time of the Board's approval, charges of $353 ($300 after tax or $1.19 per share) were recorded for the estimated loss on disposition of plant assets, cost of closing each plant and loss on each business divestiture. Based on current estimates, existing reserves are adequate to cover expected losses on the remaining businesses to be sold and finalizing other activities. The company plans to complete the program in 1996. A summary of the original reserves and activity through April 28, 1996 follows:

                                                 Original                     Balance                        BALANCE
                                                 Reserves      Activity       7/30/95        Activity        4/28/96
                                                ---------      --------       -------        -------        --------
            Loss on disposal of assets             $275           $(197)         $78            $(1)           $77

            Other                                    78             (60)          18             (4)            14
           ---------------------------------------------------------------------------------------------------------
                Total                              $353           $(257)         $96            $(5)           $91
           =========================================================================================================

            Current                                $153                          $96                           $91

            Non-current                             200                            -                             -
           ---------------------------------------------------------------------------------------------------------
                 Total                             $353                          $96                           $91
           =========================================================================================================

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                            AND FINANCIAL CONDITION

                             CAMPBELL SOUP COMPANY

RESULTS OF OPERATIONS

OVERVIEW

Campbell achieved record sales and earnings for the third quarter and first nine months ended April 28, 1996. Net sales for the quarter were $1.83 billion, up 5% from the comparable period last year. Earnings per share increased 14% to a quarterly record of 58 cents, up from 51 cents in the third quarter last year. Net earnings rose 14% to $145 million from $127 million a year ago.

Sales for the nine months increased 7% to $6.04 billion, versus $5.62 billion for the comparable period last year. Earnings per share for the nine months increased 12% to $2.49, and net earnings increased 12% to $621 million.

RESULTS BY DIVISION

THIRD QUARTER

U.S.A. - U.S. sales for the quarter were $1.10 billion, up 8% over $1.02 billion last year. Operating earnings rose 19% to $204 million.

Red & White condensed chicken noodle soup, "Chunky" ready-to-serve soups and "Swanson" broths showed double-digit growth, increasing overall soup volume by 5%.

Strong volume gains also came from "Pace" Mexican sauces, "Prego" spaghetti sauces, "V8" vegetable juice and "Swanson Hungry-Man" dinners. Food Service reported exceptional gains in soups and entrees as well as chicken pot pies for the away-from-home market.

BAKERY & CONFECTIONERY - Bakery & Confectionery sales increased 5% to $392 million from $372 million in the third quarter last year. Operating earnings declined 7% to $28 million from $31 million a year ago, due to one-time charges at Arnotts Ltd. primarily relating to changes in organization.

New "Pepperidge Farm" Fat Free cookies and brownies added to their wide consumer acceptance. "Goldfish" crackers and frozen garlic breads continued to achieve double-digit growth.

Godiva Chocolatier experienced an excellent Valentine's Day and Easter season with record sales and earnings for the third quarter. Earnings of Continental Sweets and Delacre were soft, mostly attributable to economic difficulties in Europe.

This division consists of Pepperidge Farm in the U.S., Arnotts in Australia, Delacre in Europe, Godiva worldwide and the confectionery business in Europe.

INTERNATIONAL GROCERY - The International Grocery Division reported sales of $359 million in the third quarter, a 5% increase over last year's $342 million excluding the divestiture of a frozen vegetable business in Europe. Operating earnings declined 15% to $27 million because of the divestiture and a one-time gain last year.

Soup volume outside the United States grew 6.5% during the quarter lead by strong gains in Hong Kong and Japan. Also, the recent acquisitions of "Homepride" cooking sauces in the United Kingdom and the Cheong Chan soup and sauce business in Malaysia contributed to volume growth.

International Grocery consists of soup, grocery and frozen businesses in Argentina, Asia, Canada, Europe and Mexico.


NINE MONTHS

U.S.A. - U.S. sales for the nine months were $3.65 billion versus $3.36 billion last year. Operating earnings increased 16% to $812 million.

Soup volume increased 4.0% led by Red & White chicken noodle, "Chunky" soup, and "Swanson" broths.

Other strong sales gains came from "Prego" and "Barilla" spaghetti sauces, Food Service entrees and chicken pot pies for the away-from-home market. Frozen foods volume declined, reflecting marketplace conditions.

BAKERY & CONFECTIONERY - Bakery & Confectionery sales grew 6% to $1.29 billion from $1.22 billion in the first nine months. Operating earnings increased 7% to $148 million.

Volume gains were led by new "Pepperidge Farm" fat-free cookies and brownies, "Goldfish" crackers and frozen garlic breads.

Arnotts' earnings declined because of lower volume and one-time charges due to organization changes. Lamy Lutti, a confectionery business in Europe, experienced volume and earnings decline due to economic difficulties in France. Delacre experienced volume declines due to economic difficulties in Europe. Godiva Chocolatier had record holiday season results.

INTERNATIONAL GROCERY - International Grocery reported sales of $1.15 billion in the first nine months, a 6% increase over last year. Operating earnings rose 2% to $106 million.

Soup volume outside the U.S. was up 8% in the first nine months with strong gains from the United Kingdom and Asia. Sales also benefited from the acquisition of "Homepride" cooking sauces in the United Kingdom.

STATEMENTS OF EARNINGS

Net sales increased 5% for the third quarter and 7% for the nine months, compared to the same periods last year. These gains are the result of acquisitions and worldwide soup volume gains of 5% in the third quarter and for the first nine months. Volume gains continue to be strong in Asia, United Kingdom and Japan.

Gross margins improved 2.1 percentage points to 42.1% in the third quarter and
1.6 percentage points to 42.9% for the nine-month period. Gross margin improvements resulted primarily from higher selling prices and operational improvements.

Marketing and selling expenses increased 11% for the third quarter and nine months over the same periods a year ago. Acquisitions and increased trade marketing in the third quarter, particularly for soups, were the principal reasons for the increase. The nine-month increase was attributable to acquisitions, increased advertising spending for ready-to-serve soups, Pepperidge Farm "Goldfish" crackers, and increased trade marketing, principally for soups.

Administrative expenses as a percentage of sales increased .5 percentage points to 5.0% for the quarter, due to one-time charges at Arnotts Ltd., primarily related to changes in organization. Administrative expense as a percentage of sales remained flat for the nine-month period versus a year ago.

Other expense as a percentage of sales was flat this quarter versus last year, and up .2 percentage points for the nine-month period due to amortization of intangibles associated with recent acquisitions. Net interest expense for the quarter was down as a result of repayment of acquisition related debt. For the nine-month period, net interest expense is higher due to Pace Foods acquisition debt being outstanding for the entire period versus only a portion of the same period a year ago.

The effective tax rate for the first nine months was 33.1% compared to 33.6% for last year. The company expects its effective tax rate for the full fiscal year 1996 to remain approximately at this level due to tax planning strategies, including utilization of tax loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Net earnings growth helped drive cash from operations to $828 million in the first nine months of 1996, up $10 million from the same period in 1995.

Capital expenditures were $266 million in 1996, an increase of $37 million from the prior year, due primarily to construction of a new Arnotts' manufacturing facility in Huntingwood, New South Wales, Australia. Capital expenditures are projected to be approximately $415 million in 1996.

During the year, the company acquired the "Homepride" sauce business, United Kingdom's leading cooking sauce brand, and the Cheong Chan soup and sauce business in Asia. The company also completed the purchase of a 50% interest in the Indonesian biscuit and snack manufacturer, PT Helios Arnotts Indonesia, and increased its Arnotts share ownership to 70%. The company divested Campbell's Groko B.V., a Dutch frozen vegetable processor.

Long-term debt increased by $192 million in 1996. During the current fiscal year, the company issued $200 million, 5.5% fixed-rate three-year notes due January 1999. The proceeds were used to repay short-term debt which has decreased $273 million this year.

The company repurchased 2,448,600 shares of common stock for the treasury at a cost of $139 million, compared to minimal repurchases in 1995.

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



                                         CAMPBELL SOUP COMPANY




Date:  June 11, 1996                 By:/s/JOHN M. COLEMAN
                                        ----------------------------------------
                                        John M. Coleman, Senior Vice President -
                                        Law and Public Affairs



Date:  June 11, 1996                 By:/s/BASIL L. ANDERSON
                                        ----------------------------------------
                                        Basil L. Anderson, Senior Vice
                                        President-Finance, Chief Financial
                                        Officer and Treasurer



Date:  June 11, 1996                 By:/s/LEO J. GREANEY
                                        ----------------------------------------
                                        Leo J. Greaney
                                        Vice President - Controller
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