Form 10-K405
period 1996-07-28
CAMPBELL SOUP CO
filed 1996-10-15
CIK 16732

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                   FORM 10-K
               _________________________________________________

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended                           Commission File Number
         July 28, 1996                                         1-3822


                                     [LOGO]




         NEW JERSEY                                     21-0419870
   State of Incorporation                   I.R.S. Employer Identification No.


                                 CAMPBELL PLACE
                         CAMDEN, NEW JERSEY  08103-1799
                          Principal Executive Offices

                        TELEPHONE NUMBER: (609) 342-4800
               _________________________________________________


          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

       TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED

   CAPITAL STOCK, PAR VALUE $.075           NEW YORK STOCK EXCHANGE
                                            PHILADELPHIA STOCK EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE
               _________________________________________________

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X       No ______.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

     As of September 23, 1996, the aggregate market value of Capital Stock held by non-affiliates of the Registrant was $11,352,992,949. There were 247,134,517 shares of Capital Stock outstanding as of September 23, 1996.

     Portions of the Notice of Annual Meeting and Proxy Statement dated October 11, 1996, for the Annual Meeting of Shareowners to be held on November 21,
1996,  are incorporated by reference into Part III.    Portions of the Annual
Report to Shareowners for the fiscal year ended July 28, 1996 are incorporated by reference into Parts I and II.

================================================================================

                                     PART I


ITEM 1.   BUSINESS

                                  THE COMPANY

Campbell Soup Company, together with its consolidated subsidiaries, is a global manufacturer and marketer of high quality, branded convenience food products. Campbell was incorporated as a business corporation under the laws of New Jersey on November 23, 1922; however, through predecessor organizations, it traces its heritage in the food business back to 1869.

During 1996, the company acquired the "Homepride" cooking sauce business, the United Kingdom's leading cooking sauce brand, and a controlling interest in the "Cheong Chan" sauce business in Asia. The company also completed the purchase of a 50% interest in the Indonesian biscuit and snack manufacturer, PT Helios Arnotts Indonesia, and increased its shares in Arnotts Limited, Australia's leading biscuit manufacturer, to 70%.

The company divested its Mrs. Paul's frozen seafood business, ripe and Spanish olive businesses and Campbell's Groko B.V., a Dutch frozen vegetable processing business.

                                    PRODUCTS

The company considers itself to be engaged in a single industry segment, the manufacture of prepared convenience foods. The principal products of the company are soups marketed under the "Campbell's" name, bakery, biscuit and confectionery products, juices, frozen foods, sauces, condiments and other convenience food products.

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

                                   CUSTOMERS

In the United States, sales solicitation activities are conducted by the company's own sales force and through broker and distributor arrangements. The company's products are generally resold to consumers in retail stores, restaurants and other food service establishments. No material part of the business is dependent upon a single customer. Shipments are made promptly by the company after receipt and acceptance of orders.

                           TRADEMARKS AND TECHNOLOGY

The company markets its food products globally under a number of significant trademarks. The company considers such trademarks, taken as a whole, to be of material importance to its business and, consequently, aggressively seeks to protect its rights in them.

Although the company owns a number of valuable patents, its business is not dependent upon any single patent or any group of related patents.

                                  COMPETITION

The company experiences vigorous competition for sales of its principal products in its major markets, both within the United States and abroad, from numerous competitors of varying sizes. The principal areas of competition are quality, price, advertising, promotion and service.

                                WORKING CAPITAL

For information relating to the company's cash and other working capital items see pages 18 through 20 of the company's Annual Report to Shareowners for the fiscal year ended July 28, 1996 ("1996 Annual Report") in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition", which are incorporated herein by reference.

                            RESEARCH AND DEVELOPMENT

During the last three fiscal years, the company's expenditures on research activities relating to new products and the improvement of existing products were approximately $84 million in 1996, $88 million in 1995, and $78 million in 1994. The company conducts this research at the Campbell Institute for Research and Technology at the company's headquarters in Camden, New Jersey, and in other locations in the United States and foreign countries.

                             ENVIRONMENTAL MATTERS

The company has programs for the operation and design of its facilities which meet or exceed applicable environmental rules and regulations. The company's expenditures for capital improvements during fiscal 1996 were approximately $416 million, of which, according to company estimates, approximately $3 million was for compliance with environmental laws and regulations in the United States. The company believes that continued compliance with existing environmental laws and regulations will not have a material effect on capital expenditures, earnings or the competitive position of the company.

                                   EMPLOYEES

At July 28, 1996, there were approximately 40,650 persons employed by the company.

                               FOREIGN OPERATIONS

For information with respect to the revenue, operating profitability and identifiable assets attributable to the company's foreign operations, see page 25 of the 1996 Annual Report in the section of the Notes to Consolidated Financial Statements entitled "Geographic Area Information", which is incorporated herein by reference.

                             FINANCIAL INFORMATION

For information with respect to the revenue, operating profit and identifiable assets for the company's only industry segment, see page 25 of the 1996 Annual Report in the section of the Notes to Consolidated Financial Statements entitled "Geographic Area Information", which is incorporated herein by reference.

                              RECENT DEVELOPMENTS

On September 4, 1996, the company's Board of Directors authorized a capital stock repurchase program of up to $2.5 billion for repurchases through the end of fiscal 1999. As part of the repurchase program, the company announced the commencement on September 12, 1996, of a "Dutch auction" tender offer for up to 18,000,000 shares of its capital stock. Final results of the tender offer will be filed with the Securities and Exchange Commission no later than ten business days after the expiration date of the offer.

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, the company makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations and releases. The company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements relating to the strategic growth plan contained in the Chairman's Letter to Shareowners (pages 1 to 3 of the 1996 Annual Report), the Strategies review (pages 4 to 16 of the 1996 Annual Report), Management's Discussion and Analysis (pages 18 to 20 of the 1996 Annual Report) and other statements made in this Form 10-K and in other filings with the SEC.

The company cautions readers that any such forward-looking statements made by or on behalf of the company are based on management's current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among the factors that could impact on the company's ability to achieve its strategic growth plan goals are:

        * the impact of strong competitive response to the company's efforts to leverage its brand power with product innovation and new advertising;

        * the inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance;

        * the continuation of the company's successful record of integrating acquisitions into its existing operations and the availability of new acquisition and alliance opportunities that build shareowner wealth;

        * the company's ability to achieve the gains in productivity and improvements in capacity utilization that it anticipates from its cost productivity, consolidation and restructuring program; and

        * the impact of unforeseen economic and political changes in the international markets where the company competes such as currency exchange rates, inflation rates, recession, foreign ownership restrictions and other external factors over which the Company has no control.


ITEM 2.  PROPERTIES

Manufacturing facilities of the company in the United States include seven thermal processing plants located in California, Georgia, Michigan, Minnesota, North Carolina, Ohio and Texas. Other of the company's convenience foods are also manufactured in the United States at various plant locations.

Outside the U.S., the company has manufacturing and distribution facilities in Argentina, Australia, Belgium, Brazil, Canada, Chile, England, France, Germany, Hong Kong, Indonesia, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Papua New Guinea and Scotland.

The company's operations also include can-making facilities, mushroom farms and tomato, poultry, beef, pasta and spice processing facilities.

The company also operates retail confectionery shops in the United States, Canada and Europe; retail bakery thrift stores in the United States; a mail order facility; and other plants and facilities at various locations in the United States and abroad. Management believes that the company's manufacturing and processing plants are well maintained and are generally adequate to support the current operations of the business.


ITEM 3.  LEGAL PROCEEDINGS

There have been no material developments in the legal proceedings as reported in Campbell's Form 10-Q for the quarter ended October 29, 1995. The company is not a party to any pending legal proceeding which, if decided adversely, would have a material effect on the financial condition of the company and its subsidiaries taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF CAMPBELL

The following list of executive officers as of October 2, 1996, is included herein as an item in Part I of this Form 10-K:

EXECUTIVE OFFICERS OF CAMPBELL

                                                                                                    Date First
                                                                                                     Elected
Name                           Present Title                                       Age               Officer
----                           -------------                                       ---              ----------
David W. Johnson  . . . . .   Chairman, President and                               64                 1990
                              Chief Executive Officer.

Basil L. Anderson . . . . .   Senior Vice President - Finance.                      51                 1996
                              Chief Financial Officer and Treasurer.

Robert F. Bernstock . . . .   Senior Vice President.                                45                 1990
                              President - U.S. Grocery.

John M. Coleman . . . . . .   Senior Vice President - Law and                       46                 1989
                              Public Affairs.

James R. Kirk . . . . . . .   Senior Vice President -                               54                 1983
                              Research & Development and
                              Quality Assurance.
                              President - Campbell Institute
                              for Research and Technology.

Robert Subin  . . . . . . .   Senior Vice President - Global Sourcing               58                 1988
                              and Engineering.

Frank E. Weise, III . . . .   Senior Vice President.                                52                 1992
                              President - Bakery & Confectionery.

David L. Albright . . . . .   Vice President - Global Brand Development.            49                 1992

Brenda E. Edgerton  . . . .   Vice President - Business Development.                47                 1989

Ronald E. Elmquist  . . . .   Vice President.                                       50                 1994
                              President - Global Food Service.

John L. Forbis  . . . . . .   Vice President - Strategic Planning and               54                 1994
                              Corporate Development.

Leo J. Greaney  . . . . . .   Vice President - Controller.                          62                 1989

Ralph A. Harris . . . . . .   Vice President - Corporate                            50                 1990
                              Development.

EXECUTIVE OFFICERS OF CAMPBELL

                                                                                                    Date First
                                                                                                     Elected
Name                          Present Title                                        Age               Officer
----                          -------------                                        -----            ----------
Gerald S. Lord  . . . . . .   Vice President.                                       50                 1993
                              Vice President - Finance and Controller -
                              U.S. Grocery.

Kathleen MacDonnell . . . .   Vice President.                                       48                 1990
                              President - Frozen and Specialty Foods.

Dale F. Morrison  . . . . .   Vice President.                                       47                 1995
                              President - Pepperidge Farm.

Daniel J. O'Neill . . . . .   Vice President.                                       44                 1995
                              President - U.S. Soup.

J. Neil Stalter . . . . . .   Vice President - Public Affairs.                      58                 1991

F. Martin Thrasher  . . . .   Vice President.                                       45                 1992
                              President - International Grocery.

Edward F. Walsh . . . . . .   Vice President - Human Resources.                     55                 1993


Each of the above-named officers has been employed by the company in an executive or managerial capacity for at least five years, except Basil L. Anderson, Frank E. Weise, III, Ronald E. Elmquist, John L. Forbis, Dale F. Morrison, Daniel J. O'Neill, J. Neil Stalter and Edward F. Walsh. Basil L. Anderson served as Chief Financial Officer (1992-1996), Worldwide Treasurer (1987-1991) and U.S. Treasurer (1985-1987) of Scott Paper Company prior to joining Campbell in 1996. Frank E. Weise, III served as Comptroller (chief financial officer), Food and Beverage Sector, of The Procter & Gamble Company prior to joining Campbell in 1992. Ronald E. Elmquist served as Chairman and Chief Executive Officer of White Swan, Inc. prior to joining Campbell in 1994. John L. Forbis was a partner at Arthur D. Little prior to joining Campbell in 1994. Dale F. Morrison served as President, Frito Lay North America (1993-1995), and headed PepsiCo, Inc. businesses in the United Kingdom (1990-1993) prior to joining Campbell in 1995. Daniel J. O'Neill served as Vice President - Group Managing Director, Europe (1993-1994), Vice President - Group Business Manager, North America (1992-1993) and Vice President U.S. Consumer Products, Homecare (1990-1992) of S.C. Johnson prior to joining Campbell in 1994. J. Neil Stalter served as Vice President - Corporate Communications of Eastman Kodak Company prior to joining Campbell in 1991. Prior to joining Campbell in 1993, Edward F. Walsh served as Senior Vice President - Administration of Nutri-System, Inc. (1990-1993).

There is no family relationship among any of the company's executive officers or between any such officer and any director of Campbell. Executive officers of Campbell are elected at the November, 1996 meeting of the Board of Directors.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREOWNER
         MATTERS

Campbell's Capital Stock is listed and principally traded on the New York Stock Exchange. Campbell's Capital Stock is also listed and traded on the Philadelphia Stock Exchange, The International Stock Exchange of the United Kingdom and the Republic of Ireland Limited and the Swiss Exchange. On September 23, 1996, there were 31,808 holders of record of Campbell's Capital Stock. The market price and dividend information with respect to Campbell's Capital Stock are set forth on page 32 of the 1996 Annual Report in the section of the Notes to Consolidated Financial Statements entitled "Quarterly Data (unaudited)" which is incorporated herein by reference. Future dividends will be dependent upon future earnings, financial requirements and other factors.

ITEM 6.  SELECTED FINANCIAL DATA

The information called for by this Item is set forth on pages 34 and 35 of the 1996 Annual Report in the section entitled "Eleven-Year Review - Consolidated" which is incorporated herein by reference. Such information should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the company included in Item 8 of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information presented on pages 18 through 20 of the 1996 Annual Report in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS

The information presented on pages 21 through 33 of the 1996 Annual Report is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 1, 5, 6 and 7, the 1996 Annual Report is not deemed to be filed as part of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections entitled "Election of Directors" and "Directors and Executive Officers Stock Ownership Reports" set forth on pages 1 through 4 and page 24 of Campbell's Notice of Annual Meeting and Proxy Statement dated October 11, 1996 (the "1996 Proxy Statement") are incorporated herein by reference.

The information required by this Item relating to the executive officers of Campbell is set forth in Part I of this Report on pages 5 through 8 under the heading "Executive Officers of Campbell".

ITEM 11. EXECUTIVE COMPENSATION

The information set forth on pages 11 through 16 of the 1996 Proxy Statement in the section entitled "Compensation of Executive Officers" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is set forth at pages 5 through 7 and pages 23 and 24 of the 1996 Proxy Statement in the sections entitled "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.      Financial Statements

                 Consolidated Statements of Earnings for 1996, 1995 and 1994

                 Consolidated Balance Sheets as of July 28, 1996 and  July 30,
                 1995

                 Consolidated Statements of Cash Flows for 1996, 1995 and 1994

                 Consolidated Statements of Shareowners' Equity for 1996, 1995 and 1994

                 Changes in Number of Shares

                 Summary of Significant Accounting Policies

                 Notes to Consolidated Financial Statements

                          Report of Independent Accountants

                          The foregoing Financial Statements are incorporated into Part II, Item 8 of this Report by reference to pages 21 through 33 of the 1996 Annual Report.

                 2.       Financial Statement Schedules

                          None.

                 3.       Exhibits

NO.              DESCRIPTION

3(a) Campbell's Restated Certificate of Incorporation as amended through November 21, 1991, was filed with the Securities and Exchange Commission ("SEC") with Campbell's Form 10-K for the fiscal year ended August 2, 1992, and is incorporated herein by reference.

3(b)     Campbell's By-Laws, effective as of August 1, 1996.

4 There is no instrument with respect to long-term debt of the company that involves indebtedness or securities authorized thereunder exceeding 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. The company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the company upon request of the SEC.

9 Major Stockholders' Voting Trust Agreement dated June 2, 1990, as amended, was filed with the SEC by the Trustees of the Major Stockholders' Voting Trust as Exhibit A to Schedule 13D dated June 5, 1990, and is incorporated herein by reference.

10(a) Campbell Soup Company 1984 Long-Term Incentive Plan, as amended on February 22, 1996.*

10(b) Campbell Soup Company 1994 Long-Term Incentive Plan as amended on February 22, 1996.*

10(c) Campbell Soup Company Management Worldwide Incentive Plan, as amended on November 17, 1994, was filed with the SEC with Campbell's 1994 Proxy Statement and is incorporated herein by reference.*

10(d)    Mid-Career Hire Pension Program, as amended on February 22, 1996.*

10(e) Personal Choice, A Flexible Reimbursement Program for Campbell Soup Company Executives, effective August 1, 1994, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended July 30, 1995, and is incorporated herein by reference.*

3.       Exhibits (Cont'd.)

 NO.     DESCRIPTION

10(f) Supplemental Savings Plan, as amended on May 25, 1995, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended July 30, 1995, and is incorporated herein by reference.*

10(g) Salary Deferral Plan, effective January 1, 1996, was filed with the SEC with Campbell's Form S-8 on February 6, 1996, and is incorporated herein by reference.*

10(h) Employment Agreement dated January 2, 1990, with David W. Johnson, President and Chief Executive Officer, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended July 29, 1990, and is incorporated herein by reference.*

10(i) Severance Protection Agreement dated May 18, 1990, with John M. Coleman, Senior Vice President - Law and Public Affairs, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended August 2, 1992, and is incorporated herein by reference. Agreements with sixteen (16) other Executive Officers are in all material respects the same as that with Mr. John M. Coleman.*

10(j) Special incentive arrangement for the Chairman, President and Chief Executive Officer, approved by the Board in fiscal 1994, under which he can earn from $0 to $5 million in addition to his other compensation if specified aggressive sales goals are achieved for certain businesses in fiscal 1996.*

10(k) Supplemental pension arrangement for David W. Johnson, Chairman, President and Chief Executive Officer, was filed with the SEC in Campbell's 1996 Proxy Statement, on page 18 under the heading "Pension Plans", and is incorporated herein by reference.*

13 Pages 17 through 35 of Campbell's 1996 Annual Report to Shareowners for the fiscal year ended July 28, 1996.

21       Subsidiaries of Campbell.

23       Consent of Independent Accountants.

24(a)    Power of Attorney.

24(b) Certified copy of the resolution of Campbell's Board of Directors authorizing signatures pursuant to a power of attorney.

27       Financial Data Schedule

______________________________________________
* A management contract, compensatory plan or arrangement required to be filed by Item 14(c) of this Report.

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed by Campbell during the fourth quarter of fiscal 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Campbell has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 15, 1996

                                       CAMPBELL SOUP COMPANY


                                       By: /s/ BASIL L. ANDERSON
                                           ___________________________________
                                           Basil L. Anderson
                                           Senior Vice President - Finance,
                                           Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Campbell and in the capacity and on the date indicated.

Date:  October 15, 1996


     /s/ BASIL L. ANDERSON                   /s/ LEO J. GREANEY
     ____________________________________    ___________________________
     Basil L. Anderson                       Leo J. Greaney
     Senior Vice President - Finance,        Vice President - Controller
     Chief Financial Officer and Treasurer



David W. Johnson        Chairman, President, Chief }
                        Executive Officer and      }
                        Director                   }
Alva A. App             Director                   }
Edmund M. Carpenter     Director                   }
Bennett Dorrance        Vice Chairman and Director }
Thomas W. Field, Jr.    Director                   }
Kent B. Foster          Director                   }
Harvey Golub            Director                   } By:/s/ JOHN M. COLEMAN
David K. P. Li          Director                   }    ______________________
Philip E. Lippincott    Director                   }    John M. Coleman
Mary Alice Malone       Director                   }    Senior Vice President -
Charles H. Mott         Director                   }    Law & Public Affairs
George M. Sherman       Director                   }
Donald M. Stewart       Director                   }
George Strawbridge, Jr. Director                   }
Robert J. Vlasic        Director                   }
Charlotte C. Weber      Director                   }

                               INDEX OF EXHIBITS



Document
--------


3(a) Campbell's Restated Certificate of Incorporation as amended through November 21, 1991, was filed with the Securities and Exchange Commission ("SEC") with Campbell's Form 10-K for the fiscal year ended August 2, 1992, and is incorporated herein by reference.

3(b)     Campbell's By-Laws, effective as of August 1, 1996.


4 There is no instrument with respect to long-term debt of the company that involves indebtedness or securities authorized thereunder exceeding 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. The company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the company upon request of the SEC.

9 Major Stockholders' Voting Trust Agreement dated June 2, 1990, as amended, was filed with the SEC by the Trustees of the Major Stock-holders' Voting Trust as Exhibit A to Schedule 13D dated June 5, 1990, and is incorporated herein by reference.

10(a) Campbell Soup Company 1984 Long-Term Incentive Plan, as amended on February 22, 1996.


10(b) Campbell Soup Company 1994 Long-Term Incentive Plan as amended on February 22, 1996.


10(c) Campbell Soup Company Management Worldwide Incentive Plan, as amended on November 17, 1994, was filed with the SEC with Campbell's 1994 Proxy Statement, and is incorporated herein by reference.

10(d)    Mid-Career Hire Pension Program, as amended on February 22, 1996.


10(e) Personal Choice, a Financial Reimbursement Program for Campbell Soup Company Executives, effective August 1, 1994, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended July 30, 1995, and is incorporated herein by reference.

                          INDEX OF EXHIBITS (cont'd.)

Document
--------

10(f) Supplemental Savings Plan, as amended on May 25, 1995 was filed with the SEC with Campbell's Form 10-K for the fiscal year ended July 30, 1995 and is incorporated herein by reference.

10(g) Salary Deferral Plan, effective January 1, 1996, was filed with the SEC with Campbell's Form S-8 on February 6, 1996, and is incorporated herein by reference.

10(h) Employment Agreement dated January 2, 1990, with David W. Johnson, President and Chief Executive Officer, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended July 29, 1990, and is incorporated herein by reference.

10(i) Severance Protection Agreement dated May 18, 1990, with John M. Coleman, Senior Vice President - Law and Public Affairs, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended August 2, 1992, and is incorporated herein by reference. Agreements with sixteen (16) other Executive Officers are in all material respects the same as that with Mr. John M. Coleman.

10(j) Special incentive arrangement for the Chairman, President and Chief Executive Officer, approved by the Board in fiscal 1994, under which he can earn from $0 to $5 million in addition to his other compensation if specified aggressive sales goals are achieved for certain businesses in fiscal 1996.

10(k) Supplemental pension arrangement for David W. Johnson, Chairman, President and Chief Executive Officer, was filed with the SEC in Campbell's 1996 Proxy Statement, on page 18 under the heading "Pension Plan", and is incorporated herein by reference.

13 Pages 17 through 35 of the company's Annual Report to Shareowners for the fiscal year ended July 28, 1996.


21       Subsidiaries (Direct and Indirect) of Campbell.


23       Consent of Independent Accountants.


24(a)    Power of Attorney.


24(b) Certified copy of the resolution of Campbell's Board of Directors authorizing signatures pursuant to a power of attorney.

27       Financial Data Schedule