Form 10-Q
period 1996-10-27
CAMPBELL SOUP CO
filed 1996-12-11
CIK 16732

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   For the Quarterly Period Ended                    Commission File Number
         October 27, 1996                                  1-3822




                             CAMPBELL SOUP COMPANY



             NEW JERSEY                                  21-0419870
       State of Incorporation               I.R.S. Employer Identification No.



                                 CAMPBELL PLACE
                         CAMDEN, NEW JERSEY  08103-1799
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


                           YES    X       NO        .
                              ---------     --------

      THERE WERE 233,643,861 SHARES OF CAPITAL STOCK OUTSTANDING AS OF
                              DECEMBER 2, 1996.


================================================================================

PART I.  FINANCIAL INFORMATION

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                             STATEMENTS OF EARNINGS

                                  (unaudited)
                   (million dollars except per share amounts)

                                                       Three Months Ended
                                                     ----------------------

                                                      OCTOBER      October
                                                     27, 1996     29, 1995
                                                     --------     --------
 Net sales                                             $2,052       $1,990
----------------------------------------------------------------------------
 Costs and expenses

   Cost of products sold                                1,112        1,143

   Marketing and selling expenses                         396          358

   Administrative expenses                                 83           83

   Research and development expenses                       18           20

   Other expense                                           38           24

   Restructuring charges                                  216            -
----------------------------------------------------------------------------
       Total costs and expenses                         1,863        1,628
----------------------------------------------------------------------------
 Earnings before interest and taxes                       189          362
 Interest, net                                             29           35
----------------------------------------------------------------------------
 Earnings before taxes                                    160          327

 Taxes on earnings                                         72          108
----------------------------------------------------------------------------
 Net earnings                                          $   88       $  219
============================================================================

 Per share
   Net earnings                                        $  .36       $  .88
============================================================================
   Dividends                                           $ .345       $  .31
============================================================================
 Weighted average shares outstanding                      246          249
============================================================================

See Notes To Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                                 BALANCE SHEETS

                                  (unaudited)
                               (million dollars)

                                                                               OCTOBER                July
                                                                              27, 1996              28, 1996
                                                                              --------              --------
Current assets
  Cash and cash equivalents                                                    $    52                $   34
  Accounts receivable                                                              888                   618
  Inventories                                                                      852                   739
  Other current assets                                                             218                   227
----------------------------------------------------------------------------------------------------------------
       Total current assets                                                      2,010                 1,618
----------------------------------------------------------------------------------------------------------------
Plant assets, net of depreciation                                                2,717                 2,681
Intangible assets, net of amortization                                           1,967                 1,808
Other assets                                                                       521                   525
----------------------------------------------------------------------------------------------------------------
       Total assets                                                            $ 7,215                $6,632
================================================================================================================

Current liabilities
  Notes payable                                                                $ 1,832                $  865
  Payable to suppliers and others                                                  552                   568
  Accrued liabilities                                                              893                   593
  Dividend payable                                                                  86                    86
  Accrued income taxes                                                             227                   117
----------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                 3,590                 2,229
----------------------------------------------------------------------------------------------------------------

Long-term debt                                                                   1,041                   744
Nonpension postretirement benefits                                                 454                   452
Other liabilities, including deferred
  income taxes of $269 and $274                                                    482                   465
----------------------------------------------------------------------------------------------------------------
       Total liabilities                                                         5,567                 3,890
----------------------------------------------------------------------------------------------------------------
Shareowners' equity
  Preferred stock; authorized 40 shares;
    none issued                                                                      -                     -
  Capital stock, $.075 par value; authorized
    280 shares; issued 271 shares                                                   20                    20
  Capital surplus                                                                  235                   228
  Earnings retained in the business                                              3,213                 3,211
  Capital stock in treasury, at cost                                            (1,879)                 (779)
  Cumulative translation adjustments                                                59                    62
----------------------------------------------------------------------------------------------------------------
       Total shareowners' equity                                                 1,648                 2,742
----------------------------------------------------------------------------------------------------------------

       Total liabilities and shareowners' equity                               $ 7,215                $6,632
================================================================================================================

  See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)
                               (million dollars)


                                                                                        Three Months Ended
                                                                                   -----------------------------

                                                                                      OCTOBER           October
                                                                                     27, 1996           29, 1995
                                                                                     --------          ---------
Cash flows from operating activities:
  Net earnings                                                                        $    88             $ 219
  Non-cash charges to net earnings
    Restructuring charges                                                                 216                 -
    Depreciation and amortization                                                          79                78
    Deferred taxes                                                                        (61)                6
    Other, net                                                                             46                26
  Changes in working capital
    Accounts receivable                                                                  (237)             (226)
    Inventories                                                                           (79)             (147)
    Other current assets and liabilities                                                  115               134
------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                        167                90
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of plant assets                                                               (69)              (79)
  Sales of plant assets                                                                    16                 6
  Businesses acquired                                                                    (227)             (107)
  Sales of businesses                                                                      73                 -
  Net change in other assets and liabilities                                               (1)               (6)
------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                           (208)             (186)
------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Long-term borrowings                                                                    300                 -
  Repayments of long-term borrowings                                                       (3)               (5)
  Short-term borrowings                                                                   979               322
  Repayments of short-term borrowings                                                     (19)             (104)
  Dividends paid                                                                          (86)              (77)
  Treasury stock purchased                                                             (1,101)              (40)
  Treasury stock issued                                                                     1                11
  Other, net                                                                               (4)                -
------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                         67               107
------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                    (8)                5
------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                                    18                16

Cash and cash equivalents - beginning of period                                            34                53
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                                             $    52             $  69
==================================================================================================================

See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED
                  STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
                                  (unaudited)
                               (million dollars)


                                                                           Earnings          Capital
                                                                           Retained           Stock    Cumulative       Total
                                      Preferred   Capital    Capital        in the             in      Translation    Shareowners'
                                        Stock      Stock     Surplus       Business         Treasury   Adjustments      Equity
                                       -------    -------    -------   ---------------     ---------   -----------    -----------
Balance at July 30, 1995               $    -       $20       $165          $2,755         $  (550)        $78           $2,468
Net earnings                                                                   219                                          219
Cash dividends ($.31 per share)                                                (77)                                         (77)
Treasury stock purchased                                                                       (38)                         (38)
Treasury stock issued under
  Management incentive and Stock
  option plans                                                   6                               7                           13
Translation adjustments                                                                                     (1)              (1)
----------------------------------------------------------------------------------------------------------------------------------
Balance at October 29, 1995            $    -       $20       $171          $2,897         $  (581)        $77           $2,584
==================================================================================================================================
BALANCE AT JULY 28, 1996               $    -       $20       $228          $3,211         $  (779)        $62           $2,742
NET EARNINGS                                                                    88                                           88
CASH DIVIDENDS ($.345 PER SHARE)                                               (86)                                         (86)
TREASURY STOCK PURCHASED                                                                    (1,101)                      (1,101)
TREASURY STOCK ISSUED UNDER
  MANAGEMENT INCENTIVE AND STOCK
  OPTION PLANS                                                   7                               1                            8
TRANSLATION ADJUSTMENTS                                                                                     (3)              (3)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT OCTOBER 27, 1996            $    -       $20       $235          $3,213         $(1,879)        $59           $1,648
==================================================================================================================================

                    Changes in Number of Shares (unaudited)
                             (thousands of shares)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                      Issued       Outstanding      In Treasury
                                                                                      ------       -----------      -----------
Balance at July 30, 1995                                                              271,245         249,231          22,014
Treasury stock purchased                                                                                 (833)            833
Treasury stock issued under Management incentive and Stock option plans                                   540            (540)
---------------------------------------------------------------------------------------------------------------------------------
Balance at October 29,1995                                                            271,245         248,938          22,307
=================================================================================================================================
BALANCE AT JULY 28, 1996                                                              271,245         247,228          24,017
TREASURY STOCK PURCHASED                                                                              (13,805)         13,805
TREASURY STOCK ISSUED UNDER MANAGEMENT INCENTIVE AND STOCK OPTION PLANS                                   353            (353)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT OCTOBER 27, 1996                                                           271,245         233,776          37,469
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

(c)      Inventories

                                                                            OCTOBER                 July
                                                                            27, 1996              28, 1996
                                                                            --------              --------
     Raw materials, containers and supplies                                   $349                  $323
     Finished products                                                         547                   461
--------------------------------------------------------------------------------------------------------------
                                                                               896                   784
     Less - Adjustment of certain inventories
            to LIFO basis                                                       44                    45
--------------------------------------------------------------------------------------------------------------
                                                                              $852                  $739
==============================================================================================================

(d) Restructuring Program
    A special charge of $216 million, $160 million after tax or $.65 per share, was recorded in the first quarter of fiscal 1997 to cover the costs of the restructuring program approved September 4, 1996 by the company's Board of Directors. The restructuring program is designed to provide funding for the company's strategic growth plan by reconfiguring or closing various plants to improve operational efficiency, reducing administrative and operational staff functions and divesting non-strategic, under-performing businesses with sales of approximately $275 million. The restructuring includes the elimination of approximately 2,100 administrative and operational positions from the company's worldwide workforce.

    Restructuring charges include approximately $113 million in cash charges primarily related to severance and employee benefit costs, substantially all of which will be paid in fiscal 1997. The balance of the restructuring charge relates to non-cash charges for the estimated losses on the disposition of plant assets and business divestitures. The company plans to complete the program in fiscal 1998.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                             CAMPBELL SOUP COMPANY

RESULTS OF OPERATIONS

OVERVIEW

Campbell achieved record sales for the first quarter ended October 27, 1996. Net sales of $2.05 billion were up 3% over $1.99 billion for the same period last year. Net earnings of $88 million were down from $219 million last year and earnings per share declined to $.36 from $.88 due to a special charge recorded in the quarter to cover the costs of a restructuring program. The restructuring program, which resulted in a pre-tax charge of $216 million ($160 million after-tax or $.65 per share), is designed to provide funding for the company's strategic growth plan by reconfiguring or closing plants to improve operational efficiency, reducing administrative and operational staff functions and divesting non-strategic, under-performing businesses. Before the special charge, net earnings increased 14% and earnings per share increased 15% versus the prior year.

RESULTS BY DIVISION

U.S.A. - U.S. sales for the quarter were $1.24 billion, up 4% over $1.19 billion for the comparable period last year. The sales increase was primarily driven by an 11% growth in wet soup sales and a 4% growth in wet soup volume. Operating earnings after the special charge were $189 million versus $288 million last year. Before the charge, operating earnings grew 19% to $341 million.

Wet soup volume was led by the traditional Red & White icons, Chicken Noodle, Tomato and Cream of Mushroom, and the successful launch of 98% fat-free cream soups. Strong sales and volume performances were also achieved by "Prego" spaghetti sauces and "Swanson" traditional frozen dinners. "Pace" retail Mexican sauce volume declined, due primarily to the timing of promotional programs.

New "Prego" lasagna and frozen soups helped Food Service achieve double-digit earnings growth.

BAKERY & CONFECTIONERY - Bakery & Confectionery sales increased 7% to $466 million from $435 million last year. The sales increase was driven by Pepperidge Farm cracker and cookie volume and Godiva Chocolatier volume. Operating earnings after the special charge were $.5 million versus $53 million last year. Before the special charge, operating earnings grew 7% to $57 million.

Pepperidge Farm's "Goldfish" crackers volume continued its strong growth through new packaging initiatives, expansion into the grocery store snack aisle and new channels such as club stores. "Milano" cookies reported excellent volume growth fueled by increased marketing and advertising. Godiva reported strong volume growth from continued expansion in the U.S. and Asia. Arnotts' earnings were down due to start-up costs associated with the new Huntingwood manufacturing facility and increased marketing investment in the core Australian market.

INTERNATIONAL GROCERY - International Grocery reported sales of $375 million, down 2% from last year's sales of $383 million. The decline is primarily attributable to lower sales of beef products. Operating earnings after the special charge were $22 million, down 40% versus $37 million last year. Before the special charge, operating earnings were down 20% to $29 million.

Argentina experienced a sales decrease versus prior year due to the continued decline in the demand for beef products in Europe. The grocery business in Germany was down significantly versus the prior year due to a sluggish German economy and lower demand for gourmet food products.

Wet soup volume outside the U.S. was up 9% led by Canada, the United Kingdom and Asia. The acquisition of the Erasco Group of Companies, Germany's leading soup company, was completed in the last month of the quarter with minimal impact on sales and earnings.

STATEMENTS OF EARNINGS

Net sales increased 3% over the prior year, with sales of ongoing businesses up 6%, driven principally by a 4% increase in worldwide soup volume based on strength of U.S. condensed soup and growth in Canada, the United Kingdom and Asia.

Gross margins improved 3.1 percentage points to 45.8% compared to the first quarter last year. Improvements resulted primarily from higher selling prices and cost productivity programs.

Marketing and selling expenses increased 10.3%, compared to the prior year, reflecting the launch of the 98% fat-free cream soups in the U.S. and increased marketing efforts at Arnotts and Pepperidge Farm. Overall, these expenses increased 1.3 percentage points as a percent of sales from 18% last year.

Administrative expenses were flat versus last year and as a percent of sales. Other expense rose 58% due to the effect of the increase in Campbell's share price on the company's long-term incentive plan obligations.

The effective tax rate was 45% compared to 33% last year due to the timing of the restructuring charges. Before the special charge, the company expects its effective tax rate for fiscal 1997 to approximate 34% due to tax planning strategies, including utilization of tax loss carryforwards.

SPECIAL CHARGE

On September 4, 1996 the company's Board of Directors approved a special charge of $216 million ($160 million after-tax or $.65 per share) to cover the costs of a restructuring program. The restructuring program is designed to provide funding for the company's strategic growth plan by reconfiguring or closing various plants to improve operational efficiency, reducing administrative and operational staff functions and divesting non-strategic, under-performing businesses with sales of approximately $275 million. The program includes the elimination of approximately 2,100 administrative and operational positions from the company's worldwide workforce.

Restructuring charges include approximately $113 million in cash charges primarily related to severance and employee benefits, substantially all of which will be paid in fiscal 1997. The balance of the charge relates to non-cash charges for the estimated losses on the disposition of assets and business divestitures. The restructuring program is expected to generate approximately $200 million in savings over the next two years. These savings are from reductions in employee salaries and benefits, plant overhead, depreciation and amortization. The company plans to complete the program in fiscal 1998. Cash outflows do not adversely affect the company's liquidity.

LIQUIDITY AND CAPITAL RESOURCES

The company generated cash from operations of $167 million compared to $90 million last year. Continued tight management of working capital has been instrumental in improving the company's cash generation performance.

Capital expenditures were $69 million, a decrease of $10 million from fiscal 1996. The decline is due primarily to the start-up of the new Huntingwood manufacturing facility by Arnotts in the first quarter of 1997. Capital expenditures are projected to be approximately $400 million in fiscal 1997.

In the first quarter the company acquired the Erasco Group of Companies, Germany's leading soup company, for approximately $210 million. In addition, Arnotts acquired the assets of Kettle Chip Company, a Sydney, Australia based potato chip concern.

In the first quarter the company repurchased 300,000 shares in the open market and completed its "Dutch auction" tender offer by repurchasing 13.5 million shares at $80 per share. The total shares repurchased were 13.8 million versus 833,000 shares during the same period of fiscal 1996. The repurchases were funded by short-term borrowings of approximately $800 million and a long-term debt issuance of $300 million at 6.9% due in fiscal 2007.


                                    PART II


ITEM 1.   LEGAL PROCEEDINGS

In management's opinion, there are no pending claims or litigation, the outcome of which would have a material effect on the consolidated financial position of the company. In October 1995, the United States of America filed a complaint against Campbell at the request of the Environmental Protection Agency in the United States District Court for the Eastern District of

California relating to certain air emission permits at the company's Sacramento, CA facility. The suit seeks monetary and injunctive relief for alleged violations of the Clean Air Act claiming that the Sacramento Metropolitan Air Quality Management District, the responsible state agency, allowed plant modifications without the appropriate permits and pollution control equipment. Campbell has also received a notice of violation from the United States Environmental Protection Agency relating to air emissions from the can-making operations at its Sacramento, CA facility. Campbell is disputing these alleged violations.

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


ITEM 5.   CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements which are based on management's current views and assumptions regarding future events and financial performance. These statements are qualified by reference to the section "Cautionary Statement on Forward-Looking Statements" in Item 1 of the registrant's Annual Report on Form 10-K for the fiscal year ended July 28, 1996. See Item 1 for a description of important factors that could impact the company's strategic growth plan goals and cause actual results to differ materially from those expressed or implied in the forward-looking statements.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   a.     Exhibits

   No.

   3(ii)  Campbell Soup Company's By-Laws, effective November 21, 1996.

   4 There is no instrument with respect to long-term debt of the company that involves indebtedness or securities authorized thereunder exceeding 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. The company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the company upon request of the Securities and Exchange Commission (the "SEC").

  27      Financial Data Schedule.

       b.    Reports on Form 8-K

             (1) A Form 8-K containing the Financial Statements of Pace Foods Ltd. for the years ended December 31, 1994 and 1993 and Report of Independent Auditors was filed with the SEC on September 3, 1996.

             (2) A Form 8-K containing copies of press releases announcing Campbell's Strategic Growth Plan initiatives including the acquisition of the Erasco Group of Companies, the authorization of a share repurchase program, brand building initiatives and reconfigured operations was filed with the SEC on September 5, 1996.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CAMPBELL SOUP COMPANY




Date:  December 11, 1996           By: /s/JOHN M. COLEMAN
                                       -----------------------------------------
                                       John M. Coleman, Senior Vice President -
                                       Law and Public Affairs




Date:  December 11, 1996           By: /s/BASIL L. ANDERSON
                                       -----------------------------------------
                                       Basil L. Anderson
                                       Senior Vice President - Finance,
                                       Chief Financial Officer and Treasurer

                               INDEX TO EXHIBITS



Exhibit Number

    3(ii)  Campbell Soup Company's By-Laws, effective
           November 21, 1996

   27      Financial Data Schedule