Form 10-Q
period 1997-01-26
CAMPBELL SOUP CO
filed 1997-03-11
CIK 16732

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                            COMMISSION FILE NUMBER
    JANUARY 26, 1997                                              1-3822



                             CAMPBELL SOUP COMPANY





      NEW JERSEY                                          21-0419870
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


         THERE WERE 232,489,098 SHARES OF CAPITAL STOCK OUTSTANDING AS OF MARCH 7, 1997.

================================================================================

                          PART I. FINANCIAL INFORMATION

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                             STATEMENTS OF EARNINGS

                                   (unaudited)
                   (million dollars except per share amounts)


                                          Three Months Ended           Six Months Ended
                                        ----------------------      ----------------------
                                        JANUARY       January       JANUARY       January
                                        26, 1997      28, 1996      26, 1997      28, 1996
                                        --------      --------      --------      --------
Net sales                                $2,317        $2,217        $4,369        $4,207
------------------------------------------------------------------------------------------
Costs and expenses
   Cost of products sold                  1,227         1,245         2,339         2,388
   Marketing and selling expenses           486           438           882           797
   Administrative expenses                   93            78           176           159
   Research and development expenses         19            21            37            41
   Other expense                             29            20            67            45
   Restructuring charges                     --            --           216            --
------------------------------------------------------------------------------------------
        Total costs and expenses          1,854         1,802         3,717         3,430
------------------------------------------------------------------------------------------
Earnings before interest and taxes          463           415           652           777
Interest, net                                45            31            74            66
------------------------------------------------------------------------------------------
Earnings before taxes                       418           384           578           711
Taxes on earnings                           142           127           214           235
------------------------------------------------------------------------------------------
Net earnings                             $  276        $  257        $  364        $  476
==========================================================================================
Per share
   Net earnings                          $ 1.18        $ 1.03        $ 1.51        $ 1.91
==========================================================================================
   Dividends                             $ .385        $ .345        $ .730        $ .655
==========================================================================================
Weighted average shares outstanding         233           249           241           249
==========================================================================================
See Notes To Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                                 BALANCE SHEETS
                                   (unaudited)
                                (million dollars)

                                                         JANUARY         July
                                                         26, 1997      28, 1996
                                                         --------      --------
Current assets
  Cash and cash equivalents                              $    31        $    34
  Accounts receivable                                        930            618
  Inventories                                                695            739
  Other current assets                                       219            227
-------------------------------------------------------------------------------
        Total current assets                               1,875          1,618
-------------------------------------------------------------------------------
Plant assets, net of depreciation                          2,667          2,681
Intangible assets, net of amortization                     1,932          1,808
Other assets                                                 531            525
-------------------------------------------------------------------------------
        Total assets                                     $ 7,005        $ 6,632
===============================================================================
Current liabilities
  Notes payable                                          $ 1,791        $   865
  Payable to suppliers and others                            511            568
  Accrued liabilities                                        847            593
  Dividend payable                                            90             86
  Accrued income taxes                                       200            117
-------------------------------------------------------------------------------
        Total current liabilities                          3,439          2,229
-------------------------------------------------------------------------------

Long-term debt                                               938            744
Nonpension postretirement benefits                           459            452
Other liabilities, including deferred
  income taxes of $266 and $274                              481            465
-------------------------------------------------------------------------------
        Total liabilities                                  5,317          3,890
-------------------------------------------------------------------------------
Shareowners' equity
  Preferred stock; authorized 40 shares;
    none issued                                               --             --
  Capital stock, $.075 par value; authorized
    280 shares; issued 271 shares                             20             20
  Capital surplus                                            267            228
  Earnings retained in the business                        3,400          3,211
  Capital stock in treasury, at cost                      (2,021)          (779)
  Cumulative translation adjustments                          22             62
-------------------------------------------------------------------------------
        Total shareowners' equity                          1,688          2,742
-------------------------------------------------------------------------------

        Total liabilities and shareowners' equity        $ 7,005        $ 6,632
===============================================================================
        See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                            STATEMENTS OF CASH FLOWS

                                   (unaudited)
                                (million dollars)

                                                              Six Months Ended
                                                           ----------------------
                                                           JANUARY       January
                                                           26, 1997      28, 1996
                                                           --------      --------
Cash flows from operating activities:
  Net earnings                                              $   364        $ 476
  Non-cash charges to net earnings
    Restructuring charges                                       216           --
    Depreciation and amortization                               160          159
    Deferred taxes                                              (64)           4
    Other, net                                                   65           49
  Changes in working capital
    Accounts receivable                                        (289)        (195)
    Inventories                                                  74           (8)
    Other current assets and liabilities                         51           41
---------------------------------------------------------------------------------
         Net cash provided by operating activities              577          526
---------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of plant assets                                    (133)        (165)
  Sales of plant assets                                          21            7
  Businesses acquired                                          (238)        (142)
  Sales of businesses                                            73           45
  Net change in other assets and liabilities                    (19)          (5)
---------------------------------------------------------------------------------
         Net cash used in investing activities                 (296)        (260)
---------------------------------------------------------------------------------
Cash flows from financing activities:
  Long-term borrowings                                          300          221
  Repayments of long-term borrowings                             (4)         (27)
  Short-term borrowings                                       1,019           58
  Repayments of short-term borrowings                          (196)        (347)
  Dividends paid                                               (175)        (155)
  Treasury stock purchased                                   (1,235)         (40)
  Treasury stock issued                                          20           34
---------------------------------------------------------------------------------
         Net cash used in financing activities                 (271)        (256)
---------------------------------------------------------------------------------

Effect of exchange rate changes on cash                         (13)          (7)
---------------------------------------------------------------------------------
Net change in cash and cash equivalents                          (3)           3

Cash and cash equivalents - beginning of period                  34           53
---------------------------------------------------------------------------------
Cash and cash equivalents - end of period                   $    31        $  56
=================================================================================
See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED
                  STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
                                   (unaudited)
                                (million dollars)

                                                                           Earnings    Capital
                                                                           Retained     Stock     Cumulative     Total
                                          Preferred  Capital   Capital      in the       in      Translation  Shareowners'
                                            Stock     Stock    Surplus     Business    Treasury  Adjustments    Equity
                                          ---------  -------   -------    ----------   --------  -----------   --------


Balance at July 30, 1995                   $    -      $20       $165      $2,755       $(550)       $78         $2,468
Net earnings                                                                  476                                   476
Cash dividends ($.655 per share)                                             (163)                                 (163)
Treasury stock purchased                                                                  (38)                      (38)
Treasury stock issued under Management
   incentive and Stock option plans                                32                      11                        43
Translation adjustments                                                                              (53)           (53)
-------------------------------------------------------------------------------------------------------------------------
Balance at January 28, 1996                $    -      $20       $197      $3,068       $(577)       $25         $2,733
=========================================================================================================================
BALANCE AT JULY 28, 1996                   $    -      $20       $228      $3,211       $(779)       $62         $2,742
NET EARNINGS                                                                  364                                   364
CASH DIVIDENDS ($.730 PER SHARE)                                             (175)                                 (175)
TREASURY STOCK PURCHASED                                                               (1,235)                   (1,235)
TREASURY STOCK ISSUED UNDER MANAGEMENT
  INCENTIVE AND STOCK OPTION PLANS                                 39                      (7)                       32
TRANSLATION ADJUSTMENTS                                                                              (40)           (40)
-------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 26, 1997                $    -      $20       $267      $3,400     $(2,021)       $22         $1,688
=========================================================================================================================


                     Changes in Number of Shares (unaudited)
                              (thousands of shares)

---------------------------------------------------------------------------------------------------------------------------
                                                                                      Issued    Outstanding     In Treasury
                                                                                      ------    -----------     -----------


Balance at July 30, 1995                                                              271,245       249,231        22,014
Treasury stock purchased                                                                               (833)          833
Treasury stock issued under Management incentive and Stock option plans                               1,281        (1,281)
---------------------------------------------------------------------------------------------------------------------------
Balance at January 28, 1996                                                           271,245       249,679        21,566
===========================================================================================================================
BALANCE AT JULY 28, 1996                                                              271,245       247,228        24,017
TREASURY STOCK PURCHASED                                                                            (15,445)       15,445
TREASURY STOCK ISSUED UNDER MANAGEMENT INCENTIVE AND STOCK OPTION PLANS                                 759          (759)
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 26, 1997                                                           271,245       232,542        38,703
===========================================================================================================================
See Notes to Financial Statements

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

(c)      Inventories

                                                     JANUARY              July
                                                     26, 1997          28, 1996
                                                     --------          --------
    Raw materials, containers and supplies             $292              $323
    Finished products                                   446               461
-------------------------------------------------------------------------------
                                                        738               784
    Less - Adjustment of certain inventories
             to LIFO basis                               43                45
-------------------------------------------------------------------------------
                                                       $695              $739
===============================================================================

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

         Restructuring charges include approximately $113 million in cash charges primarily related to severance and employee benefit costs, substantially all of which will be paid in fiscal 1997. The balance of the restructuring charge relates to non-cash charges for the write down of plant assets and estimated losses on the disposition of plant assets and business divestitures. The company plans to complete the program in fiscal 1998. A summary of the original reserves and activity through January 26, 1997 follows:

                                                                                  BALANCE
                                                    Original                      JANUARY
                                                    Reserves      Activity        26, 1997
                                                    --------      --------        --------
Loss on asset dispositions and divestitures           $108         $  (9)           $ 99
Severance and benefits                                  93           (14)             79
Other                                                   15             --             15
------------------------------------------------------------------------------------------
    Total                                             $216          $(23)           $193
==========================================================================================

(e)      Subsequent Event
         The Executive Committee of the Board of Directors of Campbell Soup Company authorized a 2-for-1 split of Capital Stock, effective February 24, 1997, to be distributed to shareowners on March 17, 1997. After giving effect to the split, earnings per share would have been reported as follows:

            Three Months Ended               Six Months Ended
            ------------------               ----------------
         January        January           January         January
         26, 1997       28, 1996          26, 1997        28, 1996
         --------       --------          --------        --------
          $.59            $.51              $.76            $.96

         In addition, as of January 26, 1997, the par value of Capital Stock would have been $.0375, authorized shares 560 and issued shares 542.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

                              CAMPBELL SOUP COMPANY

RESULTS OF OPERATIONS

OVERVIEW

Campbell achieved record sales and earnings for the second quarter ended January 26, 1997. Net sales for the quarter were $2.32 billion, up 5% from the comparable period last year. Earnings per share increased 15% to a quarterly record of $1.18, up from $1.03 in the second quarter last year.
Net earnings rose 7% to $276 million from $257 million a year ago.

Sales for the six months increased 4% to $4.37 billion, versus $4.21 billion for the comparable period last year. Net earnings for the six months of $364 million were down from $476 million last year and earnings per share declined to $1.51 from $1.91 due to a special charge recorded in the first quarter to cover the costs of a restructuring program. Before the special charge, net earnings increased 10% and earnings per share increased 14% versus the prior year.

RESULTS BY DIVISION

SECOND QUARTER

U.S.A. - U.S. sales for the quarter increased 1% to $1.38 billion from $1.36 billion last year. The sales increase was primarily driven by 4% growth in wet soup volume. Operating earnings rose 14% to $364 million.

Wet soup volume was led by traditional Red & White icons, Chicken Noodle, Tomato and Cream of Mushroom, the continued success of 98% fat-free cream soups and the new Joseph A. Campbell premium soup in glass. Strong sales and volume performances were also achieved by "V-8", "Swanson" broth and "Franco-American" pasta featuring new "Superiore" for the adult market.

Food Service continued its growth behind the new frozen Campbell's Restaurant Soups, "Prego" lasagna for the home-meal replacement category and "Pace" Mexican sauces.

BAKERY & CONFECTIONERY - Bakery & Confectionery sales increased 5% to $490 million from $466 million in the second quarter of last year. The sales increase was driven by Pepperidge Farm cracker and cookie volume and Godiva Chocolatier volume. Operating earnings rose 10% to $73 million versus $67 million last year.

Pepperidge Farm's "Goldfish" crackers continued their phenomenal growth with a more than 50% sales volume increase, responding to expansion into the grocery store snack aisle and new channels such as club stores. "Milano" cookies reported substantial new growth, fueled by increased marketing and advertising. Godiva, boosted by excellent holiday season and Valentine's Day sales, also reported strong volume growth and increased profitability.

INTERNATIONAL GROCERY - International Grocery reported sales of $470 million, a 13% increase from last year. The sales increase was primarily due to the first quarter acquisition of Erasco, Germany's leading soup company. Operating earnings were $42 million, unchanged from the prior year.

Strong soup volume gains in Asia, Canada and Japan were driven by consumer marketing investments, a key element of the company's growth plan for international businesses. Earnings were impacted by those marketing investments and by weak performance of specialty distribution companies in Europe.


SIX MONTHS

U.S.A. - U.S. sales for the six months were $2.62 billion versus $2.55 billion last year. The sales increase was primarily driven by 4% growth in wet soup volume. Operating earnings after the special charge were $553 million versus $608 million last year. Before the charge, operating earnings grew 16% to $705 million.

Red & White condensed soup, led by icons Chicken Noodle, Tomato and Cream of Mushroom, continued its strong volume growth. Other strong sales and volume performers included "Swanson" broth, "V-8", "Franco-American" pasta, "Superiore," Food Service's frozen Campbell's Restaurant Soups and "Prego" lasagna for the home-meal replacement category.

BAKERY & CONFECTIONERY - Bakery & Confectionery sales grew 6% to $955 million from $901 million in the first six months. The sales increase was driven by Pepperidge Farm and Godiva. Operating earnings after the special charge were $74 million versus $120 million last year. Before the charge, operating earnings increased 9% to $130 million.

Pepperidge Farm's "Goldfish" crackers and "Milano" cookies volume and Godiva's holiday season and Valentine's Day record sales have led the way for the first six months.

INTERNATIONAL GROCERY - International Grocery reported sales of $845 million in the first six months, a 6% increase over the prior year. The sales increase was primarily due to the acquisition of Erasco. Operating earnings after the special charge declined to $64 million from $79 million last year. Before the charge, operating earnings were $72 million down 9% from last year.

Wet soup volume outside the U.S. was up 13% led by Erasco, Asia, Canada and Japan. Although the German grocery business sales and earnings trends have improved over the prior quarter, sales and earnings still reflect a decline versus the prior year. In addition, earnings were impacted by consumer marketing investments and by weak performance of the specialty distribution companies.

STATEMENTS OF EARNINGS

Net sales increased 5% for the second quarter and 4% for the six months, compared to the same periods last year. Sales of ongoing businesses are up 8% for the quarter and 7% for the six months. The gains were driven principally by worldwide wet soup volume gains of 7% for the quarter and 6% for the first six months. Strong volume gains were achieved in U.S. condensed soup, Asia, Japan and Canada.

Gross margins improved 3.2 percentage points to 47.1% in the second quarter and 46.5% for the six month period. Improvements resulted primarily from higher selling prices and on-going cost productivity programs.

Marketing and selling expenses increased 11% for the second quarter and six month period, over similar periods a year ago. The increases are attributable to the launch of 98% fat-free cream soups and premium soup in glass in the U.S., marketing efforts at Arnotts and Pepperidge Farm and advertising for "Franco-American" pasta "Superiore". Overall these expenses have increased 1.2 and 1.3 percentage points for the quarter and first half, respectively, as a percentage of sales versus last year.

Administrative expenses were up 19% for the quarter and 11% for the six month period versus last year. The increases are attributable principally to incentive compensation and consulting accruals. Other expense is up due to the effect of the increase in Campbell's share price on the company's long-term incentive plan obligations. The increase in interest expense is primarily due to financing costs associated with the company's share repurchase program.

The effective tax rate for the first six months was 37% compared to 33% last year, principally due to the tax effect of the restructuring charges. Before the special charge, the company expects its effective tax rate for fiscal 1997 to approximate 34% due to tax planning strategies, including utilization of tax loss carryforwards.

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

Restructuring charges include approximately $113 million in cash charges primarily related to severance and employee benefits, substantially all of which will be paid in fiscal 1997. The balance of the charge relates to non-cash charges for the write down of plant assets and the estimated losses on the disposition of assets and divestitures. The restructuring program is expected to generate approximately $200 million in savings over the next two years. These savings are from reductions in employee salaries and benefits, plant overhead, depreciation and amortization. The company plans to complete the program in fiscal 1998 and cash outflows are not expected to adversely affect the company's liquidity. See Note (d) of the Consolidated Financial Statements for further discussion of the restructuring program.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was up 10% to $577 million due to the strong underlying operating earnings growth and continued tight management of inventory levels.

Capital expenditures were $133 million, a decline of $32 million from the prior year, due to the completion of the Arnotts Huntingwood manufacturing facility. Capital expenditures are projected to approximate $375 million in fiscal 1997.

During the year, the company acquired Erasco, Germany's leading soup company, for approximately $205 million. In addition, Arnotts acquired the assets of Kettle Chip Company, a Sydney, Australia based potato chip concern.

During the first six months, the company completed its "Dutch Auction" tender offer by repurchasing 13.5 million shares at $80 per share. In addition, the company repurchased approximately 1.9 million shares in the open market bringing the total shares repurchased to 15.4 million versus 833,000 shares during the same period in fiscal 1996. The repurchases were funded by short-term borrowings of approximately $900 million and a long-term debt issuance of $300 million at 6.9% due in fiscal 2007.

RECENT DEVELOPMENTS

In fiscal 1996, the Financial Accounting Standards Board issued FAS 123 -- "Accounting for Stock-Based Compensation". The standard allows the option of recording an expense for the fair market value of stock options and similar equity instruments issued to employees or disclosing the "proforma" impact on net earnings and earnings per share. The company will comply with the disclosure requirements for the fiscal year ending August 3, 1997. There will be no effect on reported net earnings and earnings per share.

                                     PART II




ITEM 1.  LEGAL PROCEEDINGS


There have been no material developments in the legal proceedings as reported in Campbell's Form 10-Q for the quarter ended October 27, 1996.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     a.  Campbell's Annual Meeting of Shareowners was held on November 21, 1996.

     c.  The matters voted upon and the results of the vote are as follows:

     Election of Directors

=================================================================
                                           Number of Shares
                                 --------------------------------
        Name                         For                 Withheld
=================================================================
 Alva A. App                     202,599,008              398,579

 Edmund M. Carpenter             202,614,818              382,769

 Bennett Dorrance                202,617,764              379,823

 Thomas W. Field, Jr.            202,608,854              388,733

 Kent B. Foster                  202,506,827              490,760

 Harvey Golub                    202,598,891              398,696

 David W. Johnson                202,583,691              413,896

 David K. P. Li                  195,171,760            7,825,827

 Philip E. Lippincott            202,577,037              420,550

 Mary Alice Malone               202,612,618              384,969

 Charles H. Mott                 202,611,903              385,684

 George M. Sherman               202,599,289              398,298

 Donald M. Stewart               202,591,041              406,546

 George Strawbridge, Jr.         202,600,241              397,346

 Charlotte C. Weber              202,609,720              387,867
=================================================================

Ratification of Appointment of Auditors

===============================================================================================
                                                                                       Broker
                                                 For         Against    Abstentions   Non-Votes
-----------------------------------------------------------------------------------------------
Ratification of Appointment of Auditors      202,461,615     195,157      340,815        -0-
===============================================================================================



ITEM 5.           OTHER INFORMATION


         a.       Stock Split

                  On February 11, 1997, the Executive Committee of the Board of Directors of Campbell Soup Company adopted resolutions amending the Restated Certificate of Incorporation to increase the number of authorized shares of capital stock from 280 million, $0.075 par value per share, to 560 million, $0.0375 par value per share, and authorized a 2-for-1 stock split. The additional shares will be distributed on March 17, 1997, to shareowners of record at the close of business on February 24, 1997, the record date for the stock split. Those shareowners will receive an account statement evidencing one additional share for each share already held. Outstanding stock certificates do not have to be surrendered or exchanged.

         b.       Cautionary Statement on Forward-Looking Statements

                  This report contains certain forward-looking statements which are based on management's current views and assumptions regarding future events and financial performance. These statements are qualified by reference to the section "Cautionary Statement on Forward-Looking Statements" in Item 1 of the company's Annual Report on Form 10-K for the fiscal year ended July 28, 1996. See Item 1 for a description of important factors that could impact the company's strategic growth plan goals and cause actual results to differ materially from those expressed or implied in the forward-looking statements.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


         a.       Exhibits

        No.
        ---

         3 Campbell Soup Company's Restated Certificate of Incorporation, amended through February 24, 1997.

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

         27       Financial Data Schedule.


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



                                          CAMPBELL SOUP COMPANY




Date:  March  10, 1997                By:/s/JOHN M. COLEMAN
                                         ------------------------------------
                                         John M. Coleman, Senior Vice President
                                         Law and Public Affairs



Date:  March 10, 1997                 By:/s/BASIL L. ANDERSON
                                         ------------------------------------
                                         Basil L. Anderson
                                         Senior Vice President - Finance
                                         Chief Financial Officer and
                                         Treasurer

                                INDEX TO EXHIBITS



Exhibit Number
--------------

     3(i) Campbell Soup Company's Restated Certificate of Incorporation, amended through February 24, 1997.

     27       Financial Data Schedule.