Form 10-Q
period 1997-04-27
CAMPBELL SOUP CO
filed 1997-06-12
CIK 16732

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  FOR THE QUARTERLY PERIOD ENDED                   COMMISSION FILE NUMBER
        APRIL 27, 1997                                     1-3822



                          [LOGO]CAMPBELL SOUP COMPANY


      New Jersey                                          21-0419870
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


                                 YES X   NO____.



         THERE WERE 459,950,303 SHARES OF CAPITAL STOCK OUTSTANDING AS OF JUNE 2, 1997.

                          PART I. FINANCIAL INFORMATION

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                             STATEMENTS OF EARNINGS

                                   (unaudited)
                   (million dollars except per share amounts)


                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                    -----------------------         --------------------------
                                                     APRIL          APRIL            APRIL          APRIL
                                                    27, 1997       28, 1996         27, 1997       28, 1996
                                                    --------       --------         --------       --------
Net  sales                                           $1,870         $1,831           $6,239         $6,038
                                                    --------       --------         --------       --------

Costs  and  expenses

   Cost  of  products  sold                           1,030          1,061            3,369          3,449

   Marketing  and  selling  expenses                    417            391            1,299          1,188

   Administrative  expenses                              83             92              259            251

   Research  and  development  expenses                  18             20               55             61

   Other  expense                                        40             21              107             66

   Restructuring  charges                                --             --              216             --
                                                    --------       --------         --------       --------

        Total  costs  and  expenses                   1,588          1,585            5,305          5,015
                                                    --------       --------         --------       --------

Earnings  before  interest  and  taxes                  282            246              934          1,023

Interest,  net                                           43             29              117             95
                                                    --------       --------         --------       --------

Earnings  before  taxes                                 239            217              817            928

Taxes  on  earnings                                      82             72              296            307
                                                    --------       --------         --------       --------

Net  earnings                                        $  157         $  145           $  521         $  621
                                                    ========       ========         ========       ========
Per  share
   Net  earnings                                     $  .34         $  .29           $ 1.09         $ 1.25
                                                    ========       ========         ========       ========

   Dividends                                         $ .193         $ .173           $ .558         $ .500
                                                    ========       ========         ========       ========

Weighted  average  shares  outstanding                  464            498              476            498
                                                    ========       ========         ========       ========

See Notes  To  Financial  Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                                 BALANCE SHEETS
                                   (unaudited)
                                (million dollars)


                                                              APRIL               JULY
                                                             27, 1997           28, 1996
                                                             --------           --------
Current assets
  Cash and cash equivalents                                   $   11             $   34
  Accounts receivable                                            746                618
  Inventories                                                    650                739
  Other current assets                                           210                227
                                                             --------           --------
       Total current assets                                    1,617              1,618
                                                             --------           --------
Plant  assets, net of depreciation                             2,634              2,681
Intangible  assets, net of amortization                        1,912              1,808
Other assets                                                     536                525
                                                             --------           --------
       Total assets                                           $6,699             $6,632
                                                             ========           ========


Current liabilities
  Notes payable                                               $1,755             $  865
  Payable to suppliers and others                                460                568
  Accrued liabilities                                            800                593
  Dividend payable                                                89                 86
  Accrued income taxes                                           160                117
                                                             --------           --------
       Total current liabilities                               3,264              2,229
                                                             --------           --------

Long-term debt                                                   934                744
Nonpension postretirement benefits                               458                452
Other liabilities, including deferred
  income taxes of $271 and $274                                  491                465
                                                             --------           --------
       Total liabilities                                       5,147              3,890
                                                             --------           --------
Shareowners' equity
  Preferred stock; authorized 40 shares;
    none issued                                                   --                 --
  Capital stock, $.0375 par value; authorized
    560 shares; issued 542 shares                                 20                 20
  Capital surplus                                                305                228
  Earnings retained in the business                            3,468              3,211
  Capital stock in treasury, at cost                          (2,235)              (779)
  Cumulative translation adjustments                              (6)                62
                                                             --------           --------
       Total shareowners' equity                               1,552              2,742
                                                           -----------        -----------


       Total liabilities and shareowners' equity              $6,699             $6,632
                                                             ========           ========

  See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                            STATEMENTS OF CASH FLOWS

                                   (unaudited)
                                (million dollars)

                                                                     Nine Months Ended
                                                                     -----------------
                                                                APRIL              APRIL
                                                               27, 1997          28, 1996
                                                               --------          --------
Cash flows from operating activities:
  Net earnings                                                 $   521             $ 621
  Non-cash charges to net earnings
    Restructuring charge                                           216                --
    Depreciation and amortization                                  250               241
    Deferred taxes                                                 (47)                5
    Other, net                                                      45                59
  Changes in working capital
    Accounts receivable                                           (117)              (45)
    Inventories                                                    112                20
    Other current assets and liabilities                           (66)              (73)
                                                                -------             -----
         Net cash provided by operating activities                 914               828
                                                                -------             -----
Cash flows from investing activities:
  Purchases of plant assets                                       (200)             (266)
  Sales of plant assets                                             30                29
  Businesses acquired                                             (227)             (149)
  Sales of businesses                                               73                45
  Net change in other assets and liabilities                       (25)              (80)
                                                                -------             -----
         Net cash used in investing activities                    (349)             (421)
                                                                -------             -----
Cash flows from financing activities:
  Long-term borrowings                                             300               225
  Repayments of long-term borrowings                                (7)              (33)
  Short-term borrowings                                          1,095               146
  Repayments of short-term borrowings                             (309)             (419)
  Dividends paid                                                  (260)             (241)
  Treasury stock purchased                                      (1,451)             (139)
  Treasury stock issued                                             60                53
                                                               -------              -----
         Net cash used in financing activities                    (572)             (408)
                                                               -------              -----

Effect of exchange rate changes on cash                            (14)                5
                                                               -------              -----
Net change in cash and cash equivalents                            (21)                4

Cash and cash equivalents - beginning of period                     32                53
                                                               -------              -----
Cash and cash equivalents - end of period                      $    11              $  57
                                                               =======              =====

      See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED
                  STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
                                   (unaudited)
                                (million dollars)

                                                                             Earnings
                                                                             Retained  Capital    Cumulative      Total
                                               Preferred  Capital  Capital    in the   Stock in   Translation   Shareowners'
                                               Stock       Stock   Surplus   Business  Treasury   Adjustments      Equity
                                               ---------  -------  -------  ---------  --------   -----------   ------------
Balance at July 30, 1995                        $ -          $20      $165    $2,755    $(550)         $78        $2,468
Net earnings                                                                     621                                 621
Cash dividends ($.50 per share)                                                 (249)                               (249)
Treasury stock purchased                                                                 (139)                      (139)
Treasury stock issued under Management
 incentive and Stock option plans                                       49                 13                         62
Translation adjustments                                                                                (22)          (22)
----------------------------------------------------------------------------------------------------------------------------
Balance at April 28, 1996                       $ -          $20      $214    $3,127    $(676)         $56        $2,741
============================================================================================================================
BALANCE AT JULY 28, 1996                        $ -          $20      $228    $3,211    $(779)         $62        $2,742
NET EARNINGS                                                                     521                                 521
CASH DIVIDENDS ($.558 PER SHARE)                                                (264)                               (264)
TREASURY STOCK PURCHASED                                                               (1,451)                    (1,451)
TREASURY STOCK ISSUED UNDER MANAGEMENT
   INCENTIVE AND STOCK OPTION PLANS                                     77                 (5)                        72
TRANSLATION ADJUSTMENTS                                                                                (68)          (68)
----------------------------------------------------------------------------------------------------------------------------
BALANCE AT APRIL 27, 1997                       $ -          $20      $305    $3,468  $(2,235)         $(6)       $1,552
============================================================================================================================

                    CHANGES IN NUMBER OF SHARES (UNAUDITED)
                             (thousands of shares)

----------------------------------------------------------------------------------------------
                                                        Issued    Outstanding      In Treasury
                                                      --------   ------------      -----------
Balance at July 30, 1995                              542,491        498,462           44,028
Treasury stock purchased                                              (4,898)           4,898
Treasury stock issued under Management                                 3,412           (3,412)
  incentive and Stock option plans
----------------------------------------------------------------------------------------------
Balance at April 28, 1996                             542,491        496,976           45,514
==============================================================================================
BALANCE AT JULY 28, 1996                              542,491        494,456           48,034
TREASURY STOCK PURCHASED                                             (35,598)          35,598
TREASURY STOCK ISSUED UNDER MANAGEMENT                                 2,846           (2,846)
  INCENTIVE AND STOCK OPTION PLANS
----------------------------------------------------------------------------------------------
BALANCE AT APRIL 27, 1997                             542,491        461,704           80,786
==============================================================================================

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

(b) The number of shares of capital stock and per share amounts have been adjusted to reflect the 2-for-1 stock split effective March 17, 1997.

(c) Net earnings per share are based on the weighted average shares outstanding during the applicable periods. The potential dilution from the exercise of stock options is not material.

(d)    Inventories

                                                                      APRIL            July
                                                                     27, 1997        28, 1996
                                                                     --------        --------
Raw materials, containers and supplies                                 $261            $323
Finished products                                                       433             461
-------------------------------------------------------------------------------------------
                                                                        694             784

Less - Adjustment of certain inventories to LIFO basis                   44              45
-------------------------------------------------------------------------------------------
                                                                       $650            $739
===========================================================================================


(e)    Restructuring Program
       A special charge of $216 million, $160 million after tax or $.33 per share, was recorded in the first quarter of fiscal 1997 to cover the costs of the restructuring program approved September 4, 1996 by the company's Board of Directors. The restructuring program is designed to provide funding for the company's strategic growth plan by reconfiguring or closing various plants to improve operational efficiency, reducing administrative and operational staff functions and divesting non-strategic, under-performing businesses with sales of approximately $275 million. The restructuring includes the elimination of approximately 2,100 administrative and operational positions from the company's worldwide workforce.

       Restructuring charges include approximately $113 million in cash charges primarily related to severance and employee benefit costs, substantially all of which will be paid by the first quarter of fiscal 1998. The balance of the restructuring charge relates to non-cash charges for the write down of plant assets and estimated losses on the disposition of plant assets and business divestitures. The company plans to complete the program in fiscal 1998. A summary of the original reserves and activity through April 27, 1997 follows:

                                                                                                                   BALANCE
                                                                                Original                             APRIL
                                                                                Reserves         Activity         27, 1997
                                                                                --------         --------         --------
Loss on asset dispositions and divestitures                                         $108            $(25)              $83
Severance and benefits                                                                93             (16)               77
Other                                                                                 15              (2)               13
--------------------------------------------------------------------------------------------------------------------------
   Total                                                                            $216            ($43)             $173
==========================================================================================================================

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

                              CAMPBELL SOUP COMPANY




RESULTS OF OPERATIONS

OVERVIEW

Campbell achieved record sales and earnings for the third quarter ended April 27, 1997. Net sales for the quarter were $1.87 billion, up 2% from the comparable period last year. Earnings per share increased 17% to a quarterly record of $.34, up from $.29 in the third quarter last year. Net earnings rose 8% to $157 million from $145 million a year ago.

Sales for the nine months increased 3% to $6.24 billion, versus $6.04 billion for the comparable period last year. Net earnings for the nine months of $521 million were down from $621 million last year and earnings per share declined to $1.09 from $1.25 due to a special charge recorded in the first quarter to cover the costs of a restructuring program. Before the special charge, net earnings increased 10% and earnings per share increased 14% versus the prior year.

RESULTS BY DIVISION

THIRD QUARTER

U.S.A. - Excluding the effects of divestitures, U.S.A. sales for the quarter increased 3% to $1.08 billion. The increase was primarily driven by 8% growth in wet soup sales, comprised of 2% volume growth. Operating earnings rose 12% to $227 million.

Wet soup volume was led by traditional Red & White icons, Chicken Noodle, Tomato and Cream of Mushroom, the continued success of 98% fat-free cream soups, Campbell's "Home Cookin'" soups and the new "Joseph A. Campbell" premium soup in glass. Strong sales and volume performances were also achieved by Franco-American's "Superiore" pasta and "Swanson" canned poultry. Prego's new premium spaghetti sauce, "Primore", achieved excellent market acceptance.

Food Service reported strong sales growth behind the new frozen Campbell's Restaurant Soups and "Pace" Mexican sauces.

The strong growth in core businesses was offset by lower sales of "Swanson" frozen foods and "Vlasic" pickles.

BAKERY & CONFECTIONERY - Bakery & Confectionery sales increased 5% to $412 million from $392 million in the third quarter of last year. The sales increase was driven by Pepperidge Farm cracker and cookie volume and Godiva Chocolatier volume. Operating earnings rose 51% to $43 million versus $28 million last year due in part to a one-time reporting change at Arnotts.

Pepperidge Farm's "Goldfish" crackers and "Milano" cookies experienced continued strong volume growth while "Frozen Garlic" bread and new "Swirl" breads also registered solid volume gains. Godiva, boosted by excellent Valentine's Day and Easter sales, reported strong volume growth and increased profitability.

INTERNATIONAL GROCERY - International Grocery reported sales of $403 million, an 11% increase from last year. The sales increase was primarily due to the first quarter acquisition of Erasco, Germany's leading soup company. Operating earnings increased 10% to $31 million from $28 million in the prior year.

Sales were strong in Canada and Mexico and increased marketing investment in Japan and Asia continued to drive soup volume.


NINE MONTHS

U.S.A. - Excluding the effects of divestitures, U.S.A. sales for the nine months increased 6% to $3.69 billion. The sales increase was primarily driven by 10% growth in wet soup sales, comprised of 4% volume growth. Operating earnings after the special charge were $780 million versus $811 million last year. Before the charge, operating earnings grew 15% to $933 million.

Red & White condensed soup, led by icons Chicken Noodle, Tomato and Cream of Mushroom, continued its strong volume growth. Other strong sales and volume performers included "Swanson" canned poultry and broth, Franco-American's "Superiore" pasta and Food Service's frozen Campbell's Restaurant Soups and "Prego" lasagna.

BAKERY & CONFECTIONERY - Bakery & Confectionery sales grew 6% to $1.37 billion from $1.29 billion in the first nine months. The sales increase was driven by Pepperidge Farm and Godiva. Operating earnings after the special charge were $117 million versus $148 million last year. Before the charge, operating earnings increased 17% to $173 million.

Pepperidge Farm's "Goldfish" crackers and "Milano" cookies volume and Godiva's Christmas, Valentine's Day and Easter record sales drove performance for the first nine months.

INTERNATIONAL GROCERY - International Grocery reported sales of $1.25 billion in the first nine months, an 8% increase over the prior year. The sales increase was primarily due to the acquisition of Erasco. Operating earnings after the special charge declined to $95 million from $107 million last year. Before the charge, operating earnings were $102 million, down 4% from last year.

Wet soup volume outside the U.S. was up 29% led by Erasco, Asia, Canada, United Kingdom and Japan. In addition, Mexico achieved double-digit sales and earnings growth. Sales and earnings continued to be adversely impacted by the Argentine operations, German grocery businesses and specialty distribution companies.

STATEMENTS OF EARNINGS

Net sales increased 2% for the third quarter and 3% for the nine months, compared to the same periods last year. Sales of ongoing businesses were up 5% for the quarter and 6% for the nine months. The gains were driven principally by worldwide wet soup volume gains of 7% for the quarter and 6% for the first nine months. Strong volume gains were achieved in U.S. soup, Asia, United Kingdom and Japan.

Gross margins improved 2.9 percentage points to 44.9% in the third quarter and
3.1 percentage points to 46% for the nine month period. Improvements resulted primarily from ongoing cost productivity programs and higher selling prices.

Marketing and selling expenses increased 7% for the third quarter and 9% for the nine month period, over comparable periods a year ago. The increases were attributable to spending behind the launch of 98% fat-free cream soups, Prego's "Primore", "V8 Splash" and premium soup in glass in the U.S. and marketing efforts at Pepperidge Farm. Overall, these expenses increased slightly to .9 and
1.1 percentage points for the quarter and nine months, respectively, as a percentage of net sales versus last year.

Administrative expenses were down 10% for the quarter and up 3% for the nine month period versus last year. The decline for the quarter was primarily attributable to favorable employee benefits experience and timing of incentive compensation accruals. The year-to-date increase was due principally to accruals for incentive compensation and external consulting services in connection with the company's strategic growth plan. Other expense is up due to the effect of the increase in Campbell's share price on the company's long-term incentive plan obligations. The increase in interest expense is primarily due to financing costs associated with the company's share repurchase program.

The effective tax rate for the first nine months was 36% compared to 33% last year due to the timing of the restructuring charges. Before the special charge, the company expects its effective tax rate for fiscal 1997 to approximate 34%.

SPECIAL CHARGE

On September 4, 1996, the company's Board of Directors approved a special charge of $216 million ($160 million after-tax or $.33 per share) to cover the costs of a restructuring program. The restructuring program is designed to provide funding for the company's strategic growth plan by reconfiguring or closing various plants to improve operational efficiency, reducing administrative and operational staff functions and divesting non-strategic, under-performing businesses with sales of approximately $275 million. The program includes the elimination of approximately 2,100 administrative and operational positions from the company's worldwide workforce.

Restructuring charges include approximately $113 million in cash charges primarily related to severance and employee benefits, substantially all of which is expected to be paid by the first quarter of fiscal 1998. The balance of the charge relates to non-cash charges for the write down of plant assets and the estimated losses on the disposition of assets and divestitures. The restructuring program is expected to generate approximately $200 million in savings over the next two years. These savings are from reductions in employee salaries and benefits, plant overhead, depreciation and amortization. The company plans to complete the program in fiscal 1998 and cash outflows will not adversely affect the company's liquidity. See Note (e) of the Consolidated Financial Statements for further discussion of the restructuring program.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was up 10% to $914 million due to the strong underlying operating earnings growth and continued tight management of inventory levels.

Capital expenditures were $200 million, a decline of $66 million from the prior year, due to the completion of the Arnotts Huntingwood manufacturing facility. Capital expenditures are projected to approximate $350 million in fiscal 1997.

During the year, the company acquired Germany's leading soup company for approximately $205 million. In addition, Arnotts acquired the assets of Kettle Chip Company, a Sydney, Australia based potato chip concern.

During the first quarter, the company completed its "Dutch Auction" tender offer by repurchasing 27 million shares at $40 per share. In addition, during the first nine months, the company repurchased approximately 8.6 million shares in the open market bringing the total shares repurchased to 35.6 million versus 4.9 million shares during the same period in fiscal 1996. The repurchases were funded by short-term borrowings of approximately $1.2 billion and a long-term debt issuance of $300 million at 6.9% due in fiscal 2007. The number of shares of capital stock and per share amounts have been adjusted to reflect the 2-for-1 stock split effective March 17, 1997.

RECENT DEVELOPMENTS

In fiscal 1996, the FASB issued FAS 123 -- "Accounting for Stock-Based Compensation". The standard allows the option of recording an expense for the fair market value of stock options and similar equity instruments issued to employees or disclosing the "pro forma" impact on net earnings and earnings per share. The company will adopt the disclosure requirements of FAS 123 in its fiscal 1997 Annual Report and there will be no effect on reported net earnings and earnings per share.

In fiscal 1997, the FASB issued FAS 128 -- "Earnings per Share". The standard requires new earnings per share calculations and dual presentation of "basic" and "diluted" earnings per share. The company will adopt FAS 128 in the second quarter of fiscal 1998. Basic earnings per share will approximate earnings per share as currently reported and diluted earnings per share will give effect to the issuance of stock options. The adoption of FAS 128 is not expected to have a material effect on the company's earnings per share.

                                     PART II



ITEM 1.       LEGAL PROCEEDINGS


In management's opinion, there are no pending claims or litigation, the outcome of which would have a material effect on the consolidated financial position of the company. In October, 1995, the United States of America filed a complaint against Campbell at the request of the Environmental Protection Agency in the United States Court for the Eastern District of California relating to certain air emission permits at the company's Sacramento, CA facility. The suit seeks monetary and injunctive relief for alleged violations of the Clean Air Act claiming that the Sacramento Metropolitan Air Quality Management District, the responsible state agency, allowed plant modifications without the appropriate permits and pollution control equipment. Campbell is disputing this alleged violation.

Campbell has also received a complaint from the United States Environmental Protection Agency relating to the waste water discharge from its new can manufacturing line at its Sacramento, CA facility. Campbell has completed corrective action and is proceeding administratively to resolve this alleged violation.

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


ITEM 5.       OTHER INFORMATION


      a.      Cautionary Statement on Forward-Looking Statements

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



                                            CAMPBELL SOUP COMPANY




Date:  June 11, 1997         By:/s/JOHN M. COLEMAN
                                ----------------------------------------------
                                John M. Coleman, Senior Vice President -
                                Law and Public Affairs




Date:  June 11, 1997         By:/s/BASIL L. ANDERSON
                                ----------------------------------------------
                                Basil L. Anderson, Senior Vice President -
                                Finance, Chief Financial Officer and Treasurer

                                INDEX TO EXHIBITS



Exhibit Number

     27              Financial Data Schedule