Form 10-K405
period 1997-08-03
CAMPBELL SOUP CO
filed 1997-10-23
CIK 16732

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                              --------------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED                        COMMISSION FILE NUMBER
           AUGUST 3, 1997                                     1-3822

                              CAMPBELL SOUP COMPANY

                NEW JERSEY                              21-0419870
          STATE OF INCORPORATION             I.R.S. EMPLOYER IDENTIFICATION NO.


                                 CAMPBELL PLACE
                          CAMDEN, NEW JERSEY 08103-1799
                           PRINCIPAL EXECUTIVE OFFICES

                        TELEPHONE NUMBER: (609) 342-4800

                              --------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                   -----------------------------------------
CAPITAL STOCK, PAR VALUE $.0375               NEW YORK STOCK EXCHANGE
                                              PHILADELPHIA STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                              --------------------

              INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES X    NO    .
                                    ----    ----

              INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

              AS OF SEPTEMBER 22, 1997, THE AGGREGATE MARKET VALUE OF CAPITAL STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $12,857,264,941. THERE WERE 457,530,587 SHARES OF CAPITAL STOCK OUTSTANDING AS OF SEPTEMBER 22, 1997.

              PORTIONS OF THE NOTICE OF ANNUAL MEETING AND PROXY STATEMENT DATED OCTOBER 10, 1997, FOR THE ANNUAL MEETING OF SHAREOWNERS TO BE HELD ON NOVEMBER 20, 1997, ARE INCORPORATED BY REFERENCE INTO PART III. PORTIONS OF THE ANNUAL REPORT TO SHAREOWNERS FOR THE FISCAL YEAR ENDED AUGUST 3, 1997 ARE INCORPORATED BY REFERENCE INTO PARTS I AND II.


================================================================================

                                     PART I



ITEM 1. BUSINESS

                                   THE COMPANY

Campbell Soup Company, together with its consolidated subsidiaries, is a global manufacturer and marketer of high quality, branded convenience food products. Campbell was incorporated as a business corporation under the laws of New Jersey on November 23, 1922; however, through predecessor organizations, it traces its heritage in the food business back to 1869. In September 1997, the company announced its intention to spin off certain specialty foods businesses to its shareowners as an independent publicly-held company. The new company will include Swanson frozen foods, Vlasic pickles, and certain European and Argentine businesses, including Swift-Armour Sociedad Anomina Argentina.

During 1997, the company acquired Erasco GmbH, Germany's leading soup company. The company also divested its Marie's dressing business in the United States and Beeck-Feinkost, GmbH, a German chilled foods business. As part of its ongoing review of all vertically integrated operations, the company sold its beef ranches in Argentina and is in the process of divesting its poultry operations in the United States. In September 1997, the company agreed to finance a proposal by Arnotts Limited to acquire its outstanding ordinary shares held by minority shareowners. It is expected that this transaction will increase the company's ownership of Arnotts to 100%.

The company considers itself to be engaged in a single industry segment, the manufacture of prepared convenience foods. The company operates in three core divisions: Soup and Sauces, Biscuits and Confectionery, and Foodservice. Soup and Sauces includes the worldwide soup businesses, Prego Spaghetti sauce, Franco-American pasta, Pace Mexican foods, Swanson broths, and the V8 beverage business. Biscuits and Confectionery includes the Pepperidge Farm, Godiva, Arnotts Limited, and Delacre businesses. Foodservice consists of products distributed to the food service and home meal replacement markets and includes Campbell's Restaurant Soups, Pace Tabletop picante and Campbell's Specialty Kitchens entrees. Businesses comprising a fourth division consist of Swanson frozen foods, Vlasic pickles, and other specialty foods businesses. See also "Management's Discussion and Analysis of Results of Operations and of Financial Condition" at pages 29 to 34 of the company's 1997 Annual Report to Shareowners for the fiscal year ended August 3, 1997 ("1997 Annual Report"), which is incorporated herein by reference.

                                   INGREDIENTS

Most ingredients required for the manufacture of the company's food products are purchased from others, except for mushrooms and beef. Swift-Armour Sociedad Anomina Argentina, an Argentine corporation and a wholly-owned subsidiary, has been the principal supplier of cooked beef to the company.

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

                                 WORKING CAPITAL

For information relating to the company's cash and other working capital items, see pages 29 through 34 of the company's 1997 Annual Report in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition", which are incorporated herein by reference.

                            RESEARCH AND DEVELOPMENT

During the last three fiscal years, the company's expenditures on research activities relating to new products and the improvement of existing products were approximately $77 million in 1997, $84 million in 1996 and $88 million in 1995.

                                    EMPLOYEES

At August 3, 1997, there were approximately 37,000 persons employed by the company.

                               FOREIGN OPERATIONS

For information with respect to the revenue, operating profitability and identifiable assets attributable to the company's foreign operations, see page 39 of the 1997 Annual Report in the section of the Notes to Consolidated Financial Statements entitled "Geographic Area Information", which is incorporated herein by reference.

                              FINANCIAL INFORMATION

For information with respect to revenue, operating profitability and identifiable assets attributable to the company's only industry segment, see page 39 of the 1997 Annual Report in the section of the Notes to Consolidated Financial Statements entitled "Geographic Area Information", which is incorporated herein by reference.

                               RECENT DEVELOPMENTS

The information presented on pages 33 and 34 of the 1997 Annual Report in the section entitled, "Management's Discussion and Analysis of Results of Operations and Financial Condition" is incorporated herein by reference.

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, the company makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations and releases. The company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in the 1997 Annual Report, including the President and Chief Executive Officer's Letter to Shareowners (pages 1 and 2), the Chairman's Letter (page 3) and Management's Discussion and Analysis (pages 29 to 34) and other statements made in this Form 10-K and in other filings with the SEC.

The company cautions readers that any such forward-looking statements made by or on behalf of the company are based on management's current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among the factors that could impact the company's ability to achieve its strategic growth plan goals are:

        - the impact of strong competitive response to the company's efforts to leverage its brand power with product innovation and new advertising;

        - the inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance;

        - the continuation of the company's successful record of integrating acquisitions into its existing operations and the availability of new acquisition and alliance opportunities that build shareowner wealth;

        - the company's ability to achieve the gains in productivity and improvements in capacity utilization that it anticipates from its cost productivity (including low cost business systems), consolidation and restructuring program;

        - the company's ability to achieve the forecasted savings related to the restructuring program discussed in Management's Discussion and Analysis;

        - the company's ability to achieve sales and earnings forecasts, which are based on assumptions about sales volume;

        - the company's ability to find buyers to purchase underperforming businesses at prices considered appropriate to complete the divestitures in 1998;

        - the market risks associated with financial instruments which may be subject to unforeseen economic changes, such as currency exchange rates, inflation rates and recessionary trends;

        - the receipt of a ruling from the Internal Revenue Service that the spinoff of certain non-core specialty foods businesses will be a tax free transaction to United States shareowners, various regulatory approvals and final approval from the company's Board of Directors;

        - the approval by a majority of Arnotts Limited's shareholders (excluding the company and its subsidiaries) holding 75% of shares voted and approval of the Supreme Court of New South Wales of the proposal to finance the Arnotts Limited purchase of the minority shareholders' ownership interest; and

        - the impact of unforeseen economic and political changes in international markets where the company competes such as currency exchange rates, inflation rates, recession, foreign ownership restrictions and other external factors over which the company has no control.

ITEM 2. PROPERTIES

Manufacturing facilities of the company in the United States include six thermal processing plants located in California, Michigan, North Carolina, Ohio and Texas. Other of the company's convenience foods are also manufactured in the United States at various plant locations.

Outside the United States, the company has manufacturing and distribution facilities in Argentina, Australia, Belgium, Brazil, Canada, Chile, England, France, Germany, Hong Kong, Indonesia, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Papua New Guinea, Scotland and other locations.

The company's operations also include can-making facilities, mushroom farms and tomato paste, pasta and spice processing facilities.

The company also operates retail confectionery shops in the United States, Canada, Europe and Japan; retail bakery thrift stores in the United States; a mail order facility; and other plants and facilities at various locations in the United States and abroad. Management believes that the company's manufacturing and processing plants are well maintained and are generally adequate to support the current operations of the business.

ITEM 3. LEGAL PROCEEDINGS

In management's opinion, there are no pending claims or litigation, including those proceedings specifically discussed below, the outcome of which would have a material adverse effect on the consolidated financial position or results of operations of the company.

As previously reported, in October 1995, the United States of America filed a complaint against Campbell at the request of the Environmental Protection Agency ("EPA") in the United States Court for the Eastern District of California for alleged violations of the Clean Air Act relating to the company's can-making operations at its Sacramento, CA facility. In August 1997, the United States of America, at the request of the EPA, filed a second complaint in the same jurisdiction for alleged violations of the Clean Air Act also relating to the company's can-making operations at its Sacramento, CA facility. Both suits seek monetary and injunctive relief. Campbell is disputing these alleged violations.

In addition, as previously reported, Campbell received a complaint from the EPA in December 1996, relating to waste water discharge from the company's can-making operation at its Sacramento, CA facility. Campbell has completed corrective action, and the EPA is proceeding administratively to resolve this matter.

The company has also been named as a potentially responsible party in a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. Although the impact of these proceedings cannot be predicted at this time due to the large number of other potentially responsible parties and the speculative nature of clean-up cost estimates, the ultimate disposition is not expected to have a material effect on the company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

EXECUTIVE OFFICERS OF CAMPBELL

The following list of executive officers as of October 2, 1997, is included herein as an item in Part I of this Form 10-K:

EXECUTIVE OFFICERS OF CAMPBELL

                                                                                               Date First
                                                                                                Elected
Name                              Present Title                                 Age             Officer
----                              -------------                                 ---             -------
Dale F. Morrison.................President and Chief Executive Officer.          48               1995

Basil L. Anderson................Executive Vice President                        52               1996
                                 and Chief Financial Officer.

Robert F. Bernstock..............Executive Vice President.                       46               1990
                                 President - Specialty Foods.

John M. Coleman..................Senior Vice President - Law and                 47               1989
                                 Public Affairs.

James R. Kirk....................Senior Vice President.                          55               1983
                                 President - Campbell Research and
                                 Development and Quality Assurance.

Robert Subin.....................Senior Vice President - Global Sourcing         59               1988
                                 and Engineering.

F. Martin Thrasher...............Senior Vice President.                          46               1992
                                 President - International Grocery
                                 Europe/Canada.

David L. Albright................Vice President.                                 50               1992
                                 President - Pepperidge Farm.

Ronald E. Elmquist...............Vice President.                                 51               1994
                                 President - Global Foodservice.

Mark M. Leckie...................Vice President.                                 44               1997
                                 President - U.S. Grocery.

Gerald S. Lord...................Vice President - Controller.                    51               1993

Edward F. Walsh..................Vice President - Human Resources.               56               1993

Each of the above-named officers has been employed by the company in an executive or managerial capacity for at least five years, except Basil L. Anderson, Ronald E. Elmquist, Mark M. Leckie, Dale F. Morrison and Edward F. Walsh. Basil L. Anderson served as Chief Financial Officer (1992-1996), Worldwide Treasurer (1987-1991) and U.S. Treasurer (1985-1987) of Scott Paper Company prior to joining Campbell in 1996. Ronald E. Elmquist served as Chairman and Chief Executive Officer of White Swan, Inc. for more than five years prior to joining Campbell in 1994. Mark M. Leckie served as Executive Vice President and General Manager of the Post Division (1993-1997), Vice President-General Foods U.S.A. and Assoc. General Manager, Post (1993) and Vice President - Marketing, Grocery Products (1991-1993) of Kraft, Inc. prior to joining Campbell in 1997. Dale F. Morrison served as President, Frito Lay North (1994-1995), Vice President Marketing and Sales, Frito Lay Central Division (1993-1994) and headed PepsiCo, Inc. businesses in the United Kingdom (1990-1993) prior to joining Campbell in 1995. Prior to joining Campbell in 1992, Edward F. Walsh served as Senior Vice President - Administration of Nutri-System, Inc. (1990-1992).

There is no family relationship among any of the company's executive officers or between any such officer and any director of Campbell. Executive officers of Campbell are elected at the November 1997 meeting of the Board of Directors.



                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREOWNER MATTERS

Campbell's Capital Stock is listed and principally traded on the New York Stock Exchange. Campbell's Capital Stock is also listed and traded on the Philadelphia Stock Exchange, The International Stock Exchange of the United Kingdom and the Republic of Ireland Limited and the Swiss Exchange. On September 22, 1997, there were 34,655 holders of record of Campbell's Capital Stock. The market price and dividend information with respect to Campbell's Capital Stock are set forth on page 46 of the 1997 Annual Report in the section of the Notes to Consolidated Financial Statements entitled "Quarterly Data (unaudited)" which is incorporated herein by reference. Future dividends will be dependent upon future earnings, financial requirements and other factors.

ITEM 6. SELECTED FINANCIAL DATA

The information called for by this Item is set forth on pages 48 and 49 of the 1997 Annual Report in the section entitled "Eleven-Year Review - Consolidated" which is incorporated herein by reference. Such information should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the company included in Item 8 of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information presented on pages 29 through 34 of the 1997 Annual Report in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information presented on pages 32 and 33 of the 1997 Annual Report in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS

The information presented on pages 35 through 47 of the 1997 Annual Report is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 1, 5, 6 and 7, the 1997 Annual Report is not deemed to be filed as part of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections entitled "Election of Directors" and "Directors and Executive Officers Stock Ownership Reports" set forth on pages 1 through 4 and page 24 of Campbell's Notice of Annual Meeting and Proxy Statement dated October 10, 1997 (the "1997 Proxy Statement") are incorporated herein by reference.

The information required by this Item relating to the executive officers of Campbell is set forth in Part I of this Report on pages 6 through 8 under the heading "Executive Officers of Campbell".

ITEM 11. EXECUTIVE COMPENSATION

The information set forth on pages 10 through 18 of the 1997 Proxy Statement in the section entitled "Compensation of Executive Officers" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is set forth at pages 5, 6, 23 and 24 of the 1997 Proxy Statement in the sections entitled "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(a)     1. Financial Statements

           Consolidated Statements of Earnings for 1997, 1996 and 1995

           Consolidated Balance Sheets as of August 3, 1997 and July 28, 1996

           Consolidated Statements of Cash Flows for 1997, 1996 and 1995

           Consolidated Statements of Shareowners' Equity for 1997, 1996 and
           1995

           Summary of Significant Accounting Policies

           Notes to Consolidated Financial Statements

           Report of Independent Accountants

           The foregoing Financial Statements are incorporated into Part II,
           Item 8 of this Report by reference to pages 35 through 47 of the 1997 Annual Report.


        2. Financial Statement Schedules

           None.

            3. Exhibits

NO.           DESCRIPTION
---           -----------
3(a)        Campbell's Restated Certificate of Incorporation as amended through
            February 24, 1997, was filed with the Securities and Exchange
            Commission ("SEC") with Campbell's Form 10-Q for the quarterly period ended January 26, 1997, and is incorporated herein by reference.

3(b)        Campbell's By-Laws, effective as of July 15, 1997.

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

10(a)       Campbell Soup Company 1984 Long-Term Incentive Plan, as amended on
            February 22, 1996, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended July 28, 1996, and is incorporated herein by reference.*

10(b)       Campbell Soup Company 1994 Long-Term Incentive Plan as amended on
            February 22, 1996, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended July 28, 1996, and is incorporated herein by reference.*

10(c) Campbell Soup Company Management Worldwide Incentive Plan, as amended on November 17, 1994, was filed with the SEC with Campbell's
            1994 Proxy Statement and is incorporated herein by reference.*

10(d) Mid-Career Hire Pension Program, as amended on February 22, 1996, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended July 28, 1996, and is incorporated herein by reference.*

10(e)       Personal Choice, A Flexible Reimbursement Program for Campbell Soup
            Company Executives, effective August 1, 1994, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended July 30, 1995, and is incorporated herein by reference.*

10(f) Supplemental Savings Plan, as amended on May 25, 1995, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended
            July 30, 1995, and is incorporated herein by reference.*

            3. Exhibits (Cont'd.)

 NO.           DESCRIPTION
 ---           -----------
10(g)       Salary Deferral Plan, effective January 1, 1996, was filed with the SEC with Campbell's Form S-8 on February 6, 1996, and is incorporated herein by reference.*

10(h)       Severance Protection Agreement dated May 18, 1990, with John M.
            Coleman, Senior Vice President - Law and Public Affairs, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended
            August 2, 1992, and is incorporated herein by reference. Agreements with eleven (11) other Executive Officers are in all material respects the same as that with Mr. John M. Coleman.*

10(i) Supplemental pension arrangement for David W. Johnson, Chairman, was filed with the SEC in Campbell's 1997 Proxy Statement, on page 17 under the heading "Pension Plans", and is incorporated herein by reference.* 13 Pages 29 through 49 of Campbell's 1997 Annual Report to Shareowners for the fiscal year ended August 3, 1997.

13 Pages 29 through 49 of the Campbell's Annual Report to Shareowners for the fiscal year ended August 3, 1997.

21          Subsidiaries of Campbell.

23          Consent of Independent Accountants.

24(a)       Power of Attorney.

24(b) Certified copy of the resolution of Campbell's Board of Directors authorizing signatures pursuant to a power of attorney.

27          Financial Data Schedule (not considered to be filed).

------------------
* A management contract, compensatory plan or arrangement required to be filed by Item 14(c) of this Report.

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed by Campbell during the fourth quarter of fiscal 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Campbell has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 22, 1997
                                         CAMPBELL SOUP COMPANY


                                         By: /s/ Basil L. Anderson
                                             -------------------------
                                             Basil L. Anderson
                                             Executive Vice President
                                             and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Campbell and in the capacity and on the date indicated.

Date:  October 22, 1997


         /s/ Basil L Anderson                     /s/ Gerald S. Lord
         --------------------                     ------------------
         Basil L. Anderson                        Gerald S. Lord
         Executive Vice President                 Vice President - Controller
         and Chief Financial Officer

David W. Johnson               Chairman and Director            }
Dale F. Morrison               President, Chief Executive       }
                               Officer and Director
Alva A. App                    Director                         }
Edmund M. Carpenter            Director                         }
Bennett Dorrance               Director                         }
Thomas W. Field, Jr.           Director                         }
Kent B. Foster                 Director                         }
Harvey Golub                   Director                         } By: /s/ John M. Coleman
David K. P. Li                 Director                         }    -------------------------
Philip E. Lippincott           Director                         }    John M. Coleman
Mary Alice Malone              Director                         }    Senior Vice President -
Charles H. Mott                Director                         }    Law and Public Affairs
George M. Sherman              Director                         }
Donald M. Stewart              Director                         }
George Strawbridge, Jr.        Director                         }
Charlotte C. Weber             Director                         }

                                INDEX OF EXHIBITS


Document
--------
3(a)       Campbell's Restated Certificate of Incorporation as amended through
           February 24, 1997 was filed with the Securities and Exchange
           Commission ("SEC") with Campbell's Form 10-Q for the quarterly period ended January 26, 1997, and is incorporated herein by reference.

3(b)       Campbell's By-Laws, effective as of June 15, 1997.

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

10(a)      Campbell Soup Company 1984 Long-Term Incentive Plan, as amended on
           February 22, 1996, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended July 28, 1996, and is incorporated herein by reference.

10(b)      Campbell Soup Company 1994 Long-Term Incentive Plan as amended on
           February 22, 1996 was filed with the SEC with Campbell's Form 10-K for the fiscal year ended July 28, 1996, and is incorporated herein by reference.

10(c) Campbell Soup Company Management Worldwide Incentive Plan, as amended on November 17, 1994, was filed with the SEC with Campbell's 1994
           Proxy Statement, and is incorporated herein by reference.

10(d) Mid-Career Hire Pension Program, as amended on February 22, 1996, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended July 28, 1996, and is incorporated herein by reference.

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

10(h)      Severance Protection Agreement dated May 18, 1990, with John M.
           Coleman, Senior Vice President - Law and Public Affairs, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended
           August 2, 1992, and is incorporated herein by reference. Agreements with eleven (11) other Executive Officers are in all material respects the same as that with Mr. John M. Coleman.

10(i) Supplemental pension arrangement for David W. Johnson, Chairman, was filed with the SEC in Campbell's 1997 Proxy Statement, on page 17 under the heading "Pension Plan", and is incorporated herein by reference.

13 Pages 29 through 49 of the company's Annual Report to Shareowners for the fiscal year ended August 3, 1997.

21         Subsidiaries (Direct and Indirect) of Campbell.

23         Consent of Independent Accountants.

24(a)      Power of Attorney.

24(b) Certified copy of the resolution of Campbell's Board of Directors authorizing signatures pursuant to a power of attorney.

27         Financial Data Schedule (not considered to be filed).