Form 10-Q
period 1997-11-02
CAMPBELL SOUP CO
filed 1997-12-17
CIK 16732

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      FOR THE QUARTERLY PERIOD ENDED               COMMISSION FILE NUMBER
               NOVEMBER 2, 1997                            1-3822


                          [CAMPBELL SOUP COMPANY LOGO]


          NEW JERSEY                                     21-0419870
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


                                 YES [X] NO [ ].



         THERE WERE 456,453,499 SHARES OF CAPITAL STOCK OUTSTANDING AS OF DECEMBER 3, 1997.


================================================================================

                          PART I. FINANCIAL INFORMATION

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                             STATEMENTS OF EARNINGS

                                   (unaudited)
                      (millions, except per share amounts)


                                             Three Months Ended
                                             ------------------
                                            NOVEMBER    October
                                            2, 1997     27, 1996
                                            --------    --------
Net sales                                    $2,120      $2,052
                                             ------      ------
Costs and expenses
   Cost of products sold                      1,104       1,112
   Marketing and selling expenses               426         396
   Administrative expenses                       96          83
   Research and development expenses             19          18
   Other expense                                 24          38
   Restructuring charge                           -         216
                                             ------      ------
        Total costs and expenses              1,669       1,863
                                             ------      ------
Earnings before interest and taxes              451         189
Interest, net                                    43          29
                                             ------      ------
Earnings before taxes                           408         160
Taxes on earnings                               141          72
                                             ------      ------
Net earnings                                 $  267      $   88
                                             ======      ======
Per share
   Net earnings                              $  .58      $  .18
                                             ======      ======
   Dividends                                 $ .193      $ .173
                                             ======      ======
Weighted average shares outstanding             458         493
                                             ======      ======

See Notes To Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                                 BALANCE SHEETS
                                   (millions)


                                                         NOVEMBER      August
                                                         2, 1997       3, 1997
                                                       (unaudited)
                                                         -------      -------
Current assets
  Cash and cash equivalents                              $    56       $    26
  Accounts receivable                                        924           633
  Inventories                                                826           762
  Other current assets                                       158           162
                                                         -------       -------
       Total current assets                                1,964         1,583
                                                         -------       -------
Plant assets, net of depreciation                          2,532         2,560
Intangible assets, net of amortization                     1,785         1,793
Other assets                                                 539           523
                                                         -------       -------
       Total assets                                      $ 6,820       $ 6,459
                                                         =======       =======


Current liabilities
  Notes payable                                          $ 1,767       $ 1,506
  Payable to suppliers and others                            541           608
  Accrued liabilities                                        717           642
  Dividend payable                                             -            88
  Accrued income taxes                                       251           137
                                                         -------       -------
       Total current liabilities                           3,276         2,981
                                                         -------       -------

Long-term debt                                             1,152         1,153
Nonpension postretirement benefits                           442           442
Other liabilities, including deferred
  income taxe of $246 and $251                               445           463
                                                         -------       -------
       Total liabilities                                   5,315         5,039
                                                         -------       -------
Shareowners' equity
  Preferred stock; authorized 40 shares;
    none issued                                                -             -
  Capital stock, $.0375 par value; authorized
    560 shares; issued 542 shares                             20            20
  Capital surplus                                            355           338
  Earnings retained in the business                        3,751         3,571
  Capital stock in treasury, at cost                      (2,570)       (2,459)
  Cumulative translation adjustments                         (51)          (50)
                                                         -------       -------
       Total shareowners' equity                           1,505         1,420
                                                         -------       -------


       Total liabilities and shareowners' equity         $ 6,820       $ 6,459
                                                         =======       =======


See Notes to Financial Statements

                                 CAMPBELL SOUP COMPANY CONSOLIDATED

                                      STATEMENTS OF CASH FLOWS
                                            (unaudited)
                                             (millions)


                                                                  Three Months Ended
                                                                  -------------------
                                                                 NOVEMBER    October
                                                                 2, 1997     27, 1996
                                                                 --------    --------
Cash flows from operating activities:
  Net earnings                                                    $ 267       $    88
  Non-cash charges to net earnings
    Restructuring charge                                              -           216
    Depreciation and amortization                                    80            79
    Deferred taxes                                                   (5)          (61)
    Other, net                                                       13            46
  Changes in working capital
    Accounts receivable                                            (283)         (237)
    Inventories                                                     (61)          (79)
    Other current assets and liabilities                             84           115
                                                                  -----       -------
         Net cash provided by operating activities                   95           167
                                                                  -----       -------
Cash flows from investing activities:
  Purchases of plant assets                                         (55)          (69)
  Sales of plant assets                                               6            16
  Businesses acquired                                                 -          (227)
  Sales of businesses                                                 -            73
  Other, net                                                         (4)           (1)
                                                                  -----       -------
         Net cash used in investing activities                      (53)         (208)
                                                                  -----       -------
Cash flows from financing activities:
  Long-term borrowings                                                -           300
  Repayments of long-term borrowings                                 (4)           (3)
  Short-term borrowings                                             312           979
  Repayments of short-term borrowings                               (54)          (19)
  Dividends paid                                                   (176)          (86)
  Treasury stock purchased                                         (119)       (1,101)
  Treasury stock issued                                              31             1
  Other, net                                                          -            (4)
                                                                  -----       -------
         Net cash (used in) provided by financing activities        (10)           67
                                                                  -----       -------

Effect of exchange rate changes on cash                              (2)           (8)
                                                                  -----       -------
Net change in cash and cash equivalents                              30            18

Cash and cash equivalents - beginning of period                      26            34
                                                                  -----       -------
Cash and cash equivalents - end of period                         $  56       $    52
                                                                  =====       =======


See Notes to Financial Statements

                      CAMPBELL SOUP COMPANY CONSOLIDATED

                      STATEMENTS OF SHAREOWNERS' EQUITY

                                 (unaudited)
                     (millions, except per share amounts)


                                                      Capital Stock
                                       ---------------------------------------------
                                              Issued                In Treasury                   Earnings
                                       ------------------       --------------------              retained  Cumulative    Total
                                                                                       Capital    in the    translation shareowners'
                                      Shares       Amount       Shares        Amount   surplus    business  adjustments   equity
                                      ------      -------       ------       -------   -------    --------  -----------   ------
Balance at July 28, 1996                542       $    20          (48)      $(  779)    $228      $3,211      $ 62       $2,742
Net earnings                                                                                           88                     88
Dividends ($.173 per  share)                                                                          (86)                   (86)
Treasury stock purchased                                           (28)       (1,101)                                     (1,101)
Treasury stock issued under
  Management incentive  and
  Stock option plans                                                 1             1        7                                  8
Translation adjustments                                                                                          (3)          (3)
                                       ----       -------       ------       -------     ----      ------      ----       ------
Balance at October 27, 1996             542       $    20          (75)      $(1,879)    $235      $3,213      $ 59       $1,648
                                       ====       =======       ======       =======     ====      ======      ====       ======
Balance at August 3, 1997               542       $    20          (84)      $(2,459)    $338      $3,571      $(50)      $1,420
Net earnings                                                                                          267                    267
Dividends ($.193 per  share)                                                                          (87)                   (87)
Treasury stock purchased                                            (2)         (119)                                       (119)
Treasury stock issued under
      Management incentive and
      Stock option plans                                             1             8       17                                 25
Translation adjustments                                                                                          (1)          (1)
                                       ----       -------       ------       -------     ----      ------      ----       ------
Balance at November 2, 1997             542       $    20          (85)      $(2,570)    $355      $3,751      $(51)      $1,505
                                       ====       =======       ======       =======     ====      ======      ====       ======


See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                          NOTES TO FINANCIAL STATEMENTS

                                   (unaudited)
                      (millions, except per share amounts)




(a) The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the indicated periods. All such adjustments are of a normal recurring nature.

(b)     Segment Information
        The company operates in four business segments: Soup and Sauces, Biscuits and Confectionery, Foodservice, and Specialty Foods. The segments are managed as strategic units due to their distinct manufacturing processes, marketing strategies and distribution channels. The Soup and Sauces segment includes the worldwide soup businesses, Prego spaghetti sauces, Pace Mexican sauces, Franco-American pasta, Swanson broths, and the V8 beverage businesses. The Biscuits and Confectionery segment includes the Godiva Chocolatier, Pepperidge Farm, Arnotts Limited and Delacre businesses. Foodservice represents the distribution of products, including Campbell's Soups and Campbell's Specialty Kitchen entrees, to the food service and meal replacement markets. The Specialty Foods segment is comprised of Swanson frozen foods, Vlasic pickles and certain European and Argentine specialty foods businesses. On September 9, 1997, the company announced its intention to spin off the Specialty Foods segment.

        Accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those described in the summary of significant accounting policies included in the fiscal 1997 Annual Report. The company evaluates segment performance based on earnings before interest and taxes, excluding certain non-recurring charges. Foodservice products are principally produced by the tangible assets of the company's other segments. Accordingly, tangible assets have not been allocated to the Foodservice segment. Depreciation and amortization is allocated to Foodservice based on budgeted production hours. Transfers between segments are recorded at cost plus mark-up or at market.

November 2, 1997


                                                                                        Corporate
                           Soup and   Biscuits and    Food-    Specialty                   and
                            Sauces    Confectionery  service     Foods     Other(1)   Eliminations(2)   Total
                            ------    -------------  -------     -----     ------     ---------------   ------
Net sales                   $1,214          408        107        323        102           (34)         $2,120
Earnings before             $  370           58         16         27          1           (21)         $  451
Interest and Taxes
Depreciation and            $   36           22          3         11          4             4          $   80
Amortization
Capital Expenditures        $   20           17          -         11          5             2          $   55
Segment Assets              $3,268        1,565         95        942        388           562          $6,820



October 27, 1996


                                                                                             Corporate
                           Soup and    Biscuits and     Food-    Specialty                      and
                            Sauces     Confectionery   service     Foods       Other(1)    Eliminations(2)   Total
                            ------     -------------   -------     -----       --------    ---------------   -----
Net sales                   $1,105           402         105        335        $ 136            (31)        $2,052
Earnings before             $  197            (1)         14         15          (14)           (22)        $  189
Interest and Taxes(3)
Depreciation and            $   33            23           2         10            6              5         $   79
Amortization
Capital Expenditures        $   18            25           -         16            3              7         $   69
Segment Assets(4)           $3,013         1,523          78        888          392            565         $6,459



--------

(1) Represents financial information of certain prepared convenience food businesses not categorized as reportable segments.

(2) Represents elimination of intersegment sales, unallocated corporate expenses, and unallocated assets, including corporate offices, deferred taxes and pension accounts.

(3) Contributions to earnings before interest and taxes by segment include the effects of a first quarter fiscal 1997 restructuring charge of $216 as follows:
Soup and Sauces - $134, Biscuits and Confectionery - $53, Specialty Foods - $13 and Other - $16.

(4) Segment assets reported as of the fiscal year ended August 3, 1997.

(c) Net earnings per share are based on the weighted average shares outstanding during the applicable periods. The potential dilution from the exercise of stock options is not material.

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128 (SFAS 128) -- "Earnings per Share." The standard requires new earnings per share calculations and dual presentation of "basic" and "diluted" earnings per share. The company will adopt SFAS 128 in the second quarter of 1998. Basic earnings per share will approximate earnings per share as currently reported and diluted earnings per share will give effect to the issuance of stock options. The adoption of SFAS 128 is not expected to have material effect on the company's earnings per share.

(d)     Inventories


                                              NOVEMBER    August
                                              2, 1997     3, 1997
                                                ----        ----
Raw materials, containers and supplies          $289        $300
Finished products                                545         471
                                                ----        ----
                                                 834         771
Less - Adjustment of certain inventories
         to LIFO basis                             8           9
                                                ----        ----
                                                $826        $762
                                                ====        ====


(e)     Restructuring Program
        A special charge of $216 ($160 after tax or $.32 per share) was recorded in the first quarter of fiscal 1997 to cover the costs of a restructuring program. The restructuring program was designed to improve operational efficiency by reconfiguring or closing various plants, reducing approximately 2,100 administrative and operational positions from the worldwide workforce and divesting non-strategic businesses with sales of approximately $275.

        The restructuring charge included approximately $113 in cash charges primarily related to severance and employee benefit costs. The balance of the restructuring charge related to non-cash charges for the write-down of plant assets and estimated losses on the disposition of plant assets and business divestitures. The program is now substantially completed.

        Since the program was approved, certain modifications were made to the components which resulted in revision to the activity. The overall expected cost of the restructuring program has not changed and there have been no material adjustments to the liability. A summary of the original reserves and activity through November 2, 1997 follows:

                                                              Balance                  BALANCE
                                    Original                   August                  NOVEMBER
                                    Reserves     Activity     3, 1997    Activity      2, 1997
                                    --------     --------     -------    --------      -------
Loss on asset dispositions and
divestitures                          $108        $ (35)        $ 73        $(58)        $15
Severance and benefits                  93          (58)          35         (24)         11
Other                                   15           (7)           8          (1)          7
                                      ----        -----         ----        ----         ---
   Total                              $216        $(100)        $116        $(83)        $33
                                      ====        =====         ====        ====         ===


(f) In September 1997, the company announced its intention to spin off its Specialty Foods segment to its shareowners as an independent publicly-held company. The new company will include Swanson frozen foods, Vlasic pickles, and certain European and Argentine specialty foods businesses. The company expects to complete the spinoff in the third quarter of fiscal 1998, subject to various regulatory approvals, the receipt of a ruling from the Internal Revenue Service that the spinoff will be a tax-free transaction to shareowners, and final approval from the company's Board of Directors.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                              CAMPBELL SOUP COMPANY


RESULTS OF OPERATIONS

OVERVIEW

Campbell achieved record net sales and earnings for the first quarter ended November 2, 1997. Comparability in net earnings and earnings per share with last year is impacted by the first quarter fiscal 1997 special charge of $216 million ($160 million after-tax or $.32 per share) to cover the costs of a restructuring program. Excluding the special charge, net earnings increased 8% and earnings per share increased 16% compared to last year.

SALES

Sales in the quarter increased 3% to $2.12 billion from $2.05 billion last year. The growth was due to a 3% increase from volume and new products, 2% from higher selling prices, 2% from acquisitions, offset by a 4% decline due to currency and divestitures. Overall, net sales from ongoing businesses increased 5% in the quarter.

An analysis of net sales by segment follows:


(millions)                         1998            1997         % CHANGE
                                  -------         -------          ---
Soup and Sauces                   $ 1,214         $ 1,105           10%
Biscuits and Confectionery            408             402            2
Foodservice                           107             105            2
                                  -------         -------          ---
    Subtotal                        1,729           1,612            7
Specialty Foods                       323             335           (4)
Other                                 102             136          (25)
Interdivision                         (34)            (31)           -
                                  -------         -------          ---
                                  $ 2,120         $ 2,052            3%
                                  =======         =======          ===


Soup and Sauces sales were up significantly due to worldwide wet soup unit volume growth of 6%. U.S. soup unit volume increased 2% led by double-digit sales growth in ready-to-serve soups including Home Cookin' soups, Joseph A. Campbell premium soups in glass jars and Campbell's Chunky soups. In addition, strong volume gains were achieved in Canada, Germany, Japan and the United Kingdom. In beverages, the new V8 Splash juices, introduced in May, continued to build on their early success.

Biscuits and Confectionery posted a moderate increase in sales compared to first quarter 1997. This increase was led by Pepperidge Farm Goldfish crackers, Milano cookies and Swirl breads. Godiva Chocolatier contributed double-digit sales growth through continued gains in existing retail and department stores. Arnotts Limited and Delacre sales lagged versus last year.

The increase in Foodservice sales was driven by Prego frozen entrees and a strong performance in Canada.

Specialty Foods sales declined due to continued competitive difficulties in the German specialty foods distribution business and softness in the pickle category.

GROSS MARGIN

Gross margin, defined as net sales less cost of products sold, increased $76 million in the quarter. As a percent of sales, gross margin was 47.9% compared to 45.8% last year. The improvement was primarily due to continued productivity gains in manufacturing facilities and higher selling prices.

MARKETING AND SELLING EXPENSES

Marketing and selling expenses as a percent of sales increased to 20.1% from 19.3% last year. The increase is attributable to a 20% increase in advertising spending including a 30% increase in worldwide wet soup advertising.

ADMINISTRATIVE EXPENSES

Administrative expenses increased as a percent of sales to 4.5% from 4.0% last year. The increase is attributable to external consulting services in connection with the company's strategic growth plan and information technology costs incurred to address the Year 2000 issue.

Other expenses declined as compared to last year. In the first quarter fiscal 1997, a significant increase in the Campbell's share price resulted in recognition of additional expense under the company's long-term incentive plan obligations.

OPERATING EARNINGS

The increase in operating earnings from the prior year is due in part to the first quarter fiscal 1997 special charge of $216 million. Excluding the special charge, operating earnings increased 11% compared to last year.

An analysis of operating earnings by segment follows:

(millions)                        1998           1997
                                  -----         -----
Soup and Sauces                   $ 370         $ 197
Biscuits and Confectionery           58            (1)
Foodservice                          16            14
                                  -----         -----
     Subtotal                       444           210
Specialty Foods                      27            15
Other                                 1           (14)
                                  -----         -----
                                  $ 472         $ 211
Corporate                           (21)          (22)
                                  -----         -----
                                  $ 451         $ 189
                                  =====         =====

         Contributions to earnings by segment included the effect of a first quarter fiscal 1997 restructuring charge as follows: Soup and Sauces $134 million, Biscuits and Confectionery $53, Specialty Foods $13 million and Other $16 million.

Soup and Sauces earnings, excluding the special charge, were up 12% due to sales growth and volume increases in Campbell's ready-to-serve soups including Home Cookin', Joseph A. Campbell and Chunky soups. In addition, Swanson broths reported double-digit earnings growth and our core businesses in the United Kingdom, Germany and Mexico delivered strong earnings performances.

Biscuits and Confectionery earnings, excluding the special charge, increased 12% led by double-digit earnings growth at Pepperidge Farm and Godiva. Pepperidge Farm's Swirl and frozen breads delivered outstanding earnings performance and Godiva posted record earnings as a result of strong performance by existing retail businesses.

Foodservice earnings, excluding the special charge, increased 9% due to strong Prego frozen entree sales in traditional U.S. food service channels.

Specialty Foods earnings, excluding the special charge, declined 4% due to higher cattle prices in Argentina and continued competitive difficulties in the German specialty foods distribution business.

NONOPERATING ITEMS

Interest expense increased 48.3% primarily due to financing costs associated with the company's share repurchase program.

The effective tax rate was 34.5% compared to 45% last year. Excluding the special charge, the effective tax rate in the first quarter of fiscal 1997 was 34%.


SPECIAL CHARGE

A special charge of $216 million ($160 million after-tax or $.32 per share) was recorded in the first quarter of fiscal 1997 to cover the costs of a restructuring program. The restructuring program was designed to improve operational efficiency by reconfiguring or closing various plants, reducing administrative and operational staff functions and divesting non-strategic, under-performing businesses with sales of approximately $275 million. The program included the elimination of approximately 2,100 administrative and operational positions from the company's worldwide workforce.

The restructuring charge included approximately $113 million in cash charges primarily related to severance and employee benefits. The balance of the charge related to non-cash charges for estimated losses on the disposition of assets and business divestitures. The program is now substantially completed. The restructuring program is expected to generate approximately $200 million in savings from reductions in employee salaries and benefits, plant overhead, depreciation and amortization. See Note (e) of the Notes to Financial Statements for further discussion of the restructuring program and the related activity analysis.


LIQUIDITY AND CAPITAL RESOURCES

The company generated cash from operations of $95 million compared to $167 million last year. The decrease is principally due to changes in working capital, including an increase in accounts receivable due to the increase in net sales, and a reduction in accrued liabilities due to spending on the restructuring program.

Capital expenditures were $55 million, a decline from $69 million last year. The company continues to aggressively manage its capital outlays and expects total expenditures to approximate $375 million in fiscal 1998.

The company repurchased 2.4 million shares in the quarter versus 27.6 million last year. The first quarter fiscal 1997 included a "Dutch auction" tender offer in which the company repurchased 27 million shares at a cost of approximately $1.1 billion.

RECENT DEVELOPMENTS

In September 1997, the company agreed to finance a proposal by Arnotts Limited to acquire its outstanding ordinary shares held by minority shareholders. The company has secured all shareholder and regulatory approvals and expects to complete the transaction in December 1997. The estimated costs of the transaction are expected to be approximately $300 million.

On December 2, 1997, the company issued $300 million 6.15% notes due December 1, 2002. This issuance was the second drawdown on the company's $1 billion shelf registration. At December 2, 1997, $400 million remains available under the shelf registration.

In December 1997, the company acquired the Liebig soup business in France from Danone S.A. for approximately $170 million. With this acquisition, the company now has growth platforms in the four leading commercial soup markets outside the U.S.

In the second quarter of fiscal 1998, the company will adopt the provisions of Emerging Issues Task Force Bulletin 97-13 (EITF 97-13) - Accounting for Costs Incurred in Connection with a Consulting Contract That Combines Business Process Reengineering and Information Technology Transformation. The provisions of EITF 97-13 require that companies that previously capitalized business process reengineering costs incurred in connection with an overall information technology project write-off the unamortized balance of the costs as a cumulative effect of a change in accounting principle. The company is in the process of analyzing the impact of the provisions EITF 97-13.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income. The provisions of the statement are effective for fiscal years beginning after December 15, 1997.

FORWARD LOOKING INFORMATION

From time to time, in written reports, including the fiscal 1997 Annual Report, and oral statements, we discuss our expectations regarding future performance of the company. These "forward-looking statements" are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that actual results could differ materially from those expressed or implied in the forward-looking statements. In addition, as discussed in the Management's Discussion and
Analysis:

o The forecasted savings related to the company's restructuring program assumed that facilities are vacated and employees are terminated within the time frames used to develop the estimates.

o The completion of the company's divestiture program in fiscal 1998 depends on our ability to find buyers to purchase these businesses at prices we consider appropriate.

                                         PART II


ITEM 1.    LEGAL PROCEEDINGS

In management's opinion, there are no pending claims or litigation, the outcome of which would have a material effect on the consolidated financial position of the company.

As previously reported, in October 1995, the United States of America filed a complaint against the company at the request of the Environmental Protection Agency ("EPA") in the United States Court for the Eastern District of California for alleged violations of the Clean Air Act relating to the company's can-making operations at its Sacramento, CA facility. In August 1997, the United States of America, at the request of the EPA, filed a second complaint in the same jurisdiction for alleged violations of the Clean Air Act also relating to the company's can-making operations at its Sacramento, CA facility. Both suits seek monetary and injunctive relief. The company is disputing these alleged violations.

Also, the Sacramento Metropolitan Air Quality Management District (District) issued Notices of Violations, between June 1996 and March 1997, alleging violations of the District rules relating to air emissions from the can-making facility at the Sacramento plant. In October 1997, the company settled this matter, without admitting liability.

As previously reported, the company also received a complaint from the EPA relating to wastewater discharge from the company's can-making operations at its Sacramento, CA facility. The company has accepted the EPA's proposal to settle these administrative claims, without admitting liability.

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


ITEM 5.   CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements which are based on management's current views and assumptions regarding future events and financial performance. These statements are qualified by reference to the section "Cautionary Statement on Forward-Looking Statements" in Item 1 of the registrant's Annual Report on Form 10-K for the fiscal year ended August 3, 1997. See Item 1 for a description of important factors that could impact the company's strategic growth plan goals and cause actual results to differ materially from those expressed or implied in the forward-looking statements.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     a.    Exhibits

     No.

      3(ii)Campbell Soup Company's By-Laws, effective November 21, 1996.

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

     27    Financial Data Schedule.

     b.    Reports on Form 8-K

           (1) A Form 8-K containing a copy of the press releases announcing the company's intention to spin-off its Specialty Foods segment was filed with the SEC on September 9, 1997.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CAMPBELL SOUP COMPANY





Date:  December 17, 1997                    By: /s/BASIL  ANDERSON
                                                ------------------
                                                Basil Anderson
                                                Executive Vice President and
                                                Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit Number

     27               Financial Data Schedule