Form 10-Q
period 1998-02-01
CAMPBELL SOUP CO
filed 1998-02-25
CIK 16732

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED         COMMISSION FILE NUMBER
             FEBRUARY 1, 1998                          1-3822


                          [Campbell Soup Company Logo]





        NEW JERSEY                                   21-0419870
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


                              YES    X       NO       .



           THERE WERE 454,133,575 SHARES OF CAPITAL STOCK OUTSTANDING
                            AS OF FEBRUARY 9, 1998.

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                             STATEMENTS OF EARNINGS

                                   (unaudited)

                      (millions, except per share amounts)

                                                                  Three Months Ended           Six Months Ended

                                                             --------------------------     --------------------------
                                                              FEBRUARY        January       FEBRUARY       January
                                                              1,  1998       26,  1997      1,  1998      26,  1997
                                                             -----------    ----------      ----------   -----------
Net  sales                                                    $ 2,342        $ 2,317        $  4,462        $ 4,369
--------------------------------------------------------------------------------------------------------------------

Costs  and  expenses

     Cost  of  products  sold                                   1,177          1,227           2,281          2,339
     Marketing  and  selling  expenses                            518            486             944            882
     Administrative  expenses                                      93             93             188            176
     Research  and  development  expenses                          18             19              38             37
     Other  expense                                                18             29              42             67
     Restructuring charge                                           -              -               -            216
-------------------------------------------------------------------------------------------------------------------
          Total  costs  and  expenses                           1,824          1,854           3,493          3,717
-------------------------------------------------------------------------------------------------------------------
Earnings  before  interest  and  taxes                            518            463             969            652
     Interest,  net                                                44             45              87             74
-------------------------------------------------------------------------------------------------------------------
Earnings  before  taxes                                           474            418             882            578
Taxes  on  earnings                                               163            142             304            214
-------------------------------------------------------------------------------------------------------------------

Earnings before cumulative effect of change
     in accounting principle                                      311            276             578            364
Cumulative effect of change in accounting principle                11              -              11              -
-------------------------------------------------------------------------------------------------------------------
Net earnings                                                  $   300        $   276        $    567        $   364
===================================================================================================================


Per  share - basic
    Earnings before cumulative effect of change
        in accounting principle                               $  .68         $   .59        $   1.26        $   .76
    Cumulative effect of change in accounting principle          .02               -             .02              -
-------------------------------------------------------------------------------------------------------------------
Net earnings                                                  $  .66         $   .59        $   1.24        $   .76
===================================================================================================================


Dividends                                                     $  .210        $   .193       $   .403        $  .365
===================================================================================================================

Weighted  average  shares  outstanding - basic                    457             467            457            482
===================================================================================================================



Per  share - assuming dilution
    Earnings before cumulative effect of change
        in accounting principle                               $  .67         $    .58       $   1.25       $    .75
    Cumulative effect of change in accounting principle          .02               -             .02             -
-------------------------------------------------------------------------------------------------------------------
Net earnings                                                  $  .65         $    .58       $   1.23       $    .75
===================================================================================================================

Weighted  average  shares  outstanding - assuming dilution       462              473            463            487
===================================================================================================================

See  Notes  to  Financial  Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED
                                 BALANCE SHEETS
                                   (millions)


                                                      FEBRUARY         August
                                                      1, 1998          3, 1997
                                                     ---------        ---------
                                                    (unaudited)
Current assets
  Cash and cash equivalents                           $    99          $    26
  Accounts receivable                                     910              633
  Inventories                                             722              762
  Other current assets                                    174              162
--------------------------------------------------------------------------------
        Total current assets                            1,905            1,583
--------------------------------------------------------------------------------
Plant assets, net of depreciation                       2,449            2,560
Intangible assets, net of amortization                  2,124            1,793
Other assets                                              529              523
--------------------------------------------------------------------------------
        Total assets                                  $ 7,007          $ 6,459
================================================================================

Current liabilities
  Notes payable                                       $ 2,112          $ 1,506
  Payable to suppliers and others                         522              608
  Accrued liabilities                                     607              642
  Dividend payable                                         --               88
  Accrued income taxes                                    197              137
--------------------------------------------------------------------------------
        Total current liabilities                       3,438            2,981
--------------------------------------------------------------------------------

Long-term debt                                          1,263            1,153
Nonpension postretirement benefits                        441              442
Other liabilities, including deferred
  income taxes of $254 and $251                           381              463
--------------------------------------------------------------------------------
        Total liabilities                               5,523            5,039
--------------------------------------------------------------------------------
Shareowners' equity
  Preferred stock; authorized 40 shares;
    none issued                                            --               --
  Capital stock, $.0375 par value; authorized
    560 shares; issued 542 shares                          20               20
  Capital surplus                                         370              338
  Earnings retained in the business                     3,955            3,571
  Capital stock in treasury, at cost                   (2,749)          (2,459)
  Cumulative translation adjustments                     (112)             (50)
--------------------------------------------------------------------------------
        Total shareowners' equity                       1,484            1,420
--------------------------------------------------------------------------------


Total liabilities and shareowners' equity             $ 7,007          $ 6,459
================================================================================

See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                   (millions)

                                                                           Six Months Ended
                                                                           ----------------

                                                                     FEBRUARY         January
                                                                      1, 1998         26, 1997
                                                                     ---------        --------
Cash flows from operating activities:
  Net earnings                                                       $   567          $   364
  Non-cash charges to net earnings
    Cumulative effect of accounting change                                11               --
    Restructuring charge                                                  --              216
    Depreciation and amortization                                        156              160
    Deferred taxes                                                         8              (64)
    Other, net                                                            21               65
  Changes in working capital
    Accounts receivable                                                 (273)            (289)
    Inventories                                                           39               74
    Other current assets and liabilities                                 (61)              51
---------------------------------------------------------------------------------------------
         Net cash provided by operating activities                       468              577
---------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of plant assets                                             (113)            (133)
  Sales of plant assets                                                   14               21
  Businesses acquired                                                   (478)            (238)
  Sales of businesses                                                     21               73
  Other, net                                                              (5)             (19)
---------------------------------------------------------------------------------------------
         Net cash used in investing activities                          (561)            (296)
---------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Long-term borrowings                                                   370              300
  Repayments of long-term borrowings                                     (16)              (4)
  Short-term borrowings                                                1,066            1,019
  Repayments of short-term borrowings                                   (716)            (196)
  Dividends paid                                                        (272)            (175)
  Treasury stock purchased                                              (304)          (1,235)
  Treasury stock issued                                                   49               20
---------------------------------------------------------------------------------------------
         Net cash (used in) provided by financing activities             177             (271)
---------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                  (11)             (13)
---------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                   73               (3)


Cash and cash equivalents - beginning of period                           26               34
---------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                            $    99          $    31
=============================================================================================

      See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                        STATEMENTS OF SHAREOWNERS' EQUITY

                                   (unaudited)

                      (millions, except per share amounts)

                                                  Capital Stock
                                    ----------------------------------------                 Earnings
                                          Issued              In Treasury                    retained    Cumulative       Total
                                     -----------------    ------------------     Capital      in the     translation   shareowners'
                                     Shares   Amount       Shares   Amount       surplus      business   adjustments      equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance  at  July  28,  1996          542      $20          (48)      $(779)     $228         $3,211       $62             $2,742
Net  earnings                                                                                    364                          364
Dividends  ($.365  per  share)                                                                  (175)                        (175)
Treasury  stock  purchased                                  (31)     (1,235)                                               (1,235)
Treasury  stock  issued  under
  Management incentive  and
  Stock option plans                                          1          (7)       39                                          32
Translation  adjustments                                                                                   (40)               (40)
-----------------------------------------------------------------------------------------------------------------------------------
Balance  at  January  26,  1997       542      $20          (78)    $(2,021)     $267         $3,400       $22             $1,688
===================================================================================================================================

BALANCE  AT  AUGUST 3,  1997          542      $20          (84)    $(2,459)     $338         $3,571      $(50)            $1,420
NET  EARNINGS                                                                                    567                          567
DIVIDENDS  ($.403  PER  SHARE)                                                                  (183)                        (183)
TREASURY  STOCK  PURCHASED                                   (6)       (304)                                                 (304)
TREASURY  STOCK  ISSUED  UNDER
  MANAGEMENT INCENTIVE  AND
  STOCK OPTION PLANS                                          2          14        32                                          46
TRANSLATION  ADJUSTMENTS                                                                                   (62)               (62)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE  AT  FEBRUARY 1,  1998        542      $20          (88)    $(2,749)     $370         $3,955     $(112)            $1,484
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

(b)      Cumulative Effect of Change In Accounting Principle

         In the second quarter of fiscal 1998, the company adopted the provisions of the Emerging Issues Task Force (EITF) consensus ruling on Issue 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation." The EITF, a sub-committee of the Financial Accounting Standards Board, reached a consensus that costs of business process reengineering activities that are part of a systems development project are to be expensed as incurred. Furthermore, the consensus ruling stipulates that the unamortized balance of such previously capitalized business process reengineering costs are to be written off as a cumulative effect of accounting change as of the beginning of the quarter which includes November 20, 1997. The company previously capitalized certain consulting costs related to the purchase and implementation of software for internal use. The cumulative effect of this change in accounting principle is $11 million or $.02 per share, net of an income tax benefit of approximately $7 million.

(c)      Earnings Per Share

         The company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") as of the second quarter fiscal 1998. FAS 128 revised the standards for computation and presentation of earnings per share ("EPS"), requiring the presentation of both basic EPS and EPS assuming dilution. Basic EPS is based on the weighted average shares outstanding during the applicable period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Prior periods have been restated to conform with the provisions of FAS 128.

         For the periods presented in the Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution includes the incremental effect of stock options.

(d)      Acquisitions

         In December 1997, the company acquired the Liebig soup business in France for approximately $180 million. Aggregate annual sales are approximately $75 million. Also in December, Arnotts Limited purchased the remaining outstanding ordinary shares held by its minority shareholders for an aggregate purchase price of approximately $290 million. Prior to the transaction, the company owned approximately 70% of Arnotts Limited. The acquisitions have been recorded using the purchase method of accounting, and accordingly, results of their operations have been included in the company's consolidated financial statements since the effective dates of the respective acquisitions. The aggregate excess of the purchase price over the fair value of the net identifiable assets of $360 million has been recorded as goodwill and will be amortized over 40 years. The allocations of the purchase price of the acquisitions is preliminary and may be modified as additional financial information is available.

(e)      Segment Information

         The company operates in four business segments: Soup and Sauces, Biscuits and Confectionery, Foodservice, and Specialty Foods. The segments are managed as strategic units due to their distinct manufacturing processes, marketing strategies and distribution channels. The Soup and Sauces segment includes the worldwide soup businesses, Prego spaghetti sauces, Pace Mexican sauces, Franco-American pasta, Swanson broths, and V8 beverages. The Biscuits and Confectionery segment includes the Godiva Chocolatier, Pepperidge Farm, Arnotts Limited and Delacre businesses. Foodservice represents the distribution of products, including Campbell's Soups and Campbell's Specialty Kitchen entrees to the food service and meal replacement markets. The Specialty Foods segment is comprised of Swanson frozen foods, Vlasic pickles and certain European and Argentine specialty foods businesses. On September 9, 1997, the company announced its intention to spin off the Specialty Foods segment.

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

FEBRUARY 1, 1998


                                                                                            Corporate
                              Soup and      Biscuits and   Food-    Specialty                 and
                               Sauces      Confectionery   service    Foods     Other(1)   Eliminations(2)  Total
                              --------     -------------   -------    -----     --------   ---------------  -----
THREE MONTHS ENDED
Net sales                       $1,386           428        119        344          98           (33)        $2,342

Earnings before Interest
and Taxes                       $  396            76         16         34           4            (8)        $  518

Depreciation and
Amortization                    $   30            22          2         12           5             5         $   76

Capital Expenditures            $   25            14         --         12           3             4         $   58


SIX MONTHS ENDED
Net sales                       $2,601           837        225        665         201           (67)        $4,462

Earnings before Interest
and Taxes                       $  766           135         31         60           6           (29)        $  969

Depreciation and
Amortization                    $   66            44          4         23           9            10         $  156

Capital Expenditures            $   45            30         --         23           8             7         $  113

Segment Assets                  $3,294         1,725        100        930         382           576         $7,007

----------
(1)Represents financial information of certain prepared convenience food businesses not categorized as reportable segments.

(2)Represents elimination of intersegment sales, unallocated corporate expenses and unallocated assets, including corporate offices, deferred taxes and pension accounts.

JANUARY 26, 1997

                                                                                             Corporate
                              Soup and      Biscuits and    Food-     Specialty                and
                               Sauces      Confectionery   service     Foods     Other(1)   Eliminations(2)  Total
                              --------     --------------  -------    ---------  --------   ---------------  -----
THREE MONTHS ENDED
Net sales                       $1,301           425        118        353         143          (23)        $2,317

Earnings before Interest
and Taxes                       $  359            69         18         32           2          (17)        $  463

Depreciation and
Amortization                    $   33            23          2         10           8            5         $   81

Capital Expenditures            $   16            20         --         19           4            5         $   64


SIX MONTHS ENDED
Net sales                       $2,407           826        223        684         279          (50)        $4,369

Earnings before Interest
and Taxes(3)                    $  557            68         32         46         (12)         (39)        $  652

Depreciation and
Amortization                    $   65            45          4         20          16           10         $  160

Capital Expenditures            $   33            45         --         35           7           13         $  133

Segment Assets(4)               $2,966         1,523         78        888         439          565         $6,459

----------
(1)Represents financial information of certain prepared convenience food businesses not categorized as reportable segments.

(2)Represents elimination of intersegment sales, unallocated corporate expenses and unallocated assets, including corporate offices, deferred taxes and pension accounts.

(3)Contributions to earnings before interest and taxes by segment include the effects of a first quarter fiscal 1997 restructuring charge of $216 as follows:
Soup and Sauces - $134, Biscuits and Confectionery - $53, Specialty Foods - $13 and Other - $16.

(4)Segment assets reported as of the fiscal year ended August 3, 1997.

(f)   Inventories

                                                     FEBRUARY           August
                                                      1, 1998          3, 1997
                                                      -------          -------
    Raw materials, containers and supplies               $273             $300
    Finished products                                     455              471
--------------------------------------------------------------------------------
                                                          728              771
    Less - Adjustment of certain inventories
             To LIFO basis                                  6                9
--------------------------------------------------------------------------------
                                                         $722             $762
================================================================================


(g)      Notes Payable and Long-Term Debt

         In December 1997, the company partially financed the purchase of the remaining outstanding minority shares in Arnotts Limited with a one-year $260 million bank borrowing bearing interest at 5.1%.

         In December 1997, the company issued $300 million of notes due December 1, 2002 bearing interest at 6.15%. The issuance was the second draw down on the company's $1 billion Shelf Registration filed with the Securities and Exchange Commission in fiscal 1997. Four hundred million dollars remain available for issuance under the Shelf Registration.

         Also in December 1997, a wholly owned subsidiary of the company entered into a three-year borrowing arrangement with an investor group for approximately $100 million. Principal payments are made monthly under the terms of the arrangement.

(h)      Subsequent Events

         On February 18, 1998, the company announced that it received a favorable ruling from the Internal Revenue Service that the previously announced plan to spin off the Specialty Foods segment qualifies as a tax-free transaction to U.S. shareowners. Subject to approval of the company's Board of Directors and various regulatory agencies, the spinoff is expected to be completed in the third quarter of fiscal 1998. The new company, which includes Swanson frozen foods, Vlasic pickles, and certain European and Argentine specialty foods businesses, will be named Vlasic Foods International Inc.

         In February 1998, the company entered into a revolving credit facility which provides for aggregate funding of $750 million. The company expects to draw down $500 million under the terms of the facility in March 1998. In connection with the spinoff of the Specialty Foods segment, the revolving credit facility and the outstanding debt obligation will be assigned to the new company, Vlasic Foods International Inc.

         In February 1998, the company reached an agreement in principle to sell the assets of its can-making operations at four of its North American thermal manufacturing plants for approximately $125 million and enter into a long-term supply agreement with the buyer. The transaction is expected to be completed in fiscal 1998.

         On February 18, 1998, the company announced that it expects to record a special charge in the third quarter of fiscal 1998 to cover the costs associated with its strategic growth plan. The special charge is expected to include one-time costs related to the spinoff of Vlasic Foods International Inc. and other cost and productivity initiatives that are currently under review.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                              CAMPBELL SOUP COMPANY



RESULTS OF OPERATIONS

OVERVIEW

Campbell achieved record sales and earnings for the second quarter ended February 1, 1998. Comparability in net earnings and earnings per share with the second quarter last year were impacted by the adoption of a one-time accounting change. On November 20, 1997, the Emerging Issues Task Force (EITF) released Issue 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation." The impact of this required accounting change was $11 million after-tax or $.02 per share. In addition, the company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which requires the computation and presentation of basic and diluted earnings per share. Excluding the accounting change, net earnings increased 12% and basic and diluted earnings per share increased 15% and 16%, respectively, versus last year.

Also in the quarter, the following transactions were completed:

         - The company acquired the Liebig soup business in France from Danone S.A. for approximately $180 million;

         - Arnotts Limited repurchased the outstanding ordinary shares held by minority shareholders for approximately $290 million. As a result of the repurchase, Campbell's ownership of Arnotts increased to 100%; and

         -     The company issued $300 million 6.15% notes due December 1,
               2002.


Comparability of net earnings and earnings per share for the six months ended February 1, 1998 were impacted by the cumulative effect of adopting EITF 97-13 in the second quarter of fiscal 1998 and the first quarter fiscal 1997 special charge of $216 million ($160 million after-tax or $.32 per share) to cover the costs of a restructuring program. Excluding these charges, net earnings increased 10% and basic and diluted earnings per share increased 16% versus the prior year.

SECOND QUARTER

SALES

Sales in the quarter increased 1% to $2.34 billion from $2.32 billion last year. The growth was due to a 2% increase from volume and product mix, 2% from higher selling prices, 1% from acquisitions, offset by a 4% decline due to currency and divestitures.

An analysis of net sales by segment follows:

(millions)                          1998            1997          % CHANGE
----------                        --------        --------        --------
Soup and Sauces                   $ 1,386         $ 1,301            7%

Biscuits and Confectionery            428             425            1

Foodservice                           119             118            1
----------------------------------------------------------------------------
    Subtotal                        1,933           1,844            5

Specialty Foods                       344             353           (3)

Other                                  98             143          (31)

Interdivision                         (33)            (23)          --
----------------------------------------------------------------------------
                                  $ 2,342         $ 2,317            1%
============================================================================




Soup and Sauces sales were up significantly due to worldwide wet soup volume growth of 7%. Strong volume gains were achieved in Canada, Germany and Japan. France, due to the acquisition of Liebig, also contributed to the volume gains. U.S. soup unit volume increase was led by Campbell's ready-to-serve soups, including Home Cookin', Joseph A. Campbell premium soups in glass jars and Chunky soups. In beverages, V8 Splash continues to deliver outstanding results.

Biscuits and Confectionery posted a moderate increase in sales compared to second quarter fiscal 1997. This performance was adversely impacted by currency movement, particularly the weakness of the Australian dollar against the U.S. dollar. Excluding the impact of currency, sales increased 8%. The increase was led by Pepperidge Farm Goldfish crackers, Milano and Chocolate Chunk cookies and Swirl breads. Godiva Chocolatier, boosted by excellent holiday season and Valentine's Day sales, delivered double-digit sales growth.

The increase in Foodservice sales was principally driven by wet soup volume gains offset by volume declines in the club store channel.

Specialty Foods reported increases in sales of Swanson frozen foods which were more than offset by declines in Vlasic pickle sales and competitive difficulties in the German specialty foods distribution business.

GROSS MARGIN

Gross margin, defined as net sales less cost of products sold, increased $75 million in the quarter. As a percent of sales, gross margin was 49.7% compared to 47.1% last year. The improvement was primarily due to continued productivity gains in manufacturing facilities.

MARKETING AND SELLING EXPENSES

Marketing and selling expenses as a percent of sales increased to 22% from 21% last year. The increase is attributable to a 7% increase in worldwide advertising spending including double-digit increases in U.S. wet soup, Pace Mexican Sauces, Erasco and Arnotts Limited.

ADMINISTRATIVE EXPENSES

Administrative expenses as a percent of sales remained flat with the prior year at 4%.

Research and development expenses as a percent of sales were consistent with last year at 1%.

Other expenses declined as compared to last year due primarily to reduced minority interest expense and lower expenses associated with the company's long-term incentive plan obligations.

OPERATING EARNINGS

Segment operating earnings increased 10% for the second quarter versus the prior year. Excluding the impact of currency, operating earnings in core segments increased 10% compared to last year.

An analysis of operating earnings by segment follows:



     (millions)                         1998          1997         % CHANGE
     --------------------------        -----         -----         --------
     Soup and Sauces                   $ 396         $ 359            10%

     Biscuits and Confectionery           76            69            10

     Foodservice                          16            18           (11)
----------------------------------------------------------------------------
          Subtotal                       488           446             9

     Specialty Foods                      34            32             6

     Other                                 4             2           100
----------------------------------------------------------------------------
                                       $ 526         $ 480            10

     Corporate                            (8)          (17)
----------------------------------------------------------------------------
                                       $ 518         $ 463
============================================================================

Soup and Sauces earnings increased due to sales and volume growth in Campbell's ready-to-serve soups including Home Cookin', Joseph A. Campbell and Chunky soups. In addition, strong earnings were delivered by our core business in Mexico and newly acquired business in France. In addition, V8 Splash and Franco-American pastas posted strong earnings results.

Biscuits and Confectionery earnings increase was primarily led by Godiva Chocolatier's outstanding holiday season and Valentine's Day sales growth and cost productivity gains in the Delacre biscuit business in Europe.

Foodservice earnings decline was attributable to volume declines in non-soup products.

Specialty Foods earnings increase was due to increased sales of Swanson frozen foods and manufacturing productivity gains in the U.S. plants offset by cattle supply issues in Argentina.

NON-OPERATING ITEMS

Interest expense was flat versus prior year.

The effective tax rate was 34.5% compared to 33.9% in fiscal 1997.

SIX MONTHS

SALES

Sales for the six months increased 2% to $4.46 billion from $4.37 billion last year. The growth was due to a 3% increase in volume and product mix, 2% from higher selling prices, 1% from acquisitions offset by a 4% decline due to currency and divestitures.

An analysis of net sales by segment follows:

     (millions)                           1998            1997          % CHANGE
     ----------------                  -------         -------          --------

     Soup and Sauces                   $ 2,601         $ 2,407            8%

     Biscuits and Confectionery            837             826            1

     Foodservice                           225             223            1
     ----------------------------------------------------------------------------
         Subtotal                        3,663           3,456            6

     Specialty Foods                       665             684           (3)

     Other                                 201             279          (28)

     Interdivision                         (67)            (50)          --
     ----------------------------------------------------------------------------
                                       $ 4,462         $ 4,369            2%
     ============================================================================


Soup and Sauces sales were led by worldwide wet soup volume growth of 7%. Volume gains were achieved in Canada, Germany, Mexico, Japan and France. U.S. soup volume gains were led by Campbell's ready-to-serve soups including Home Cookin', Joseph A. Campbell and Chunky soups. In addition, Swanson broths and V8 Splash continued their momentum.

Biscuits and Confectionery reported a moderate sales increase compared to the prior year. The performance was adversely impacted by currency movement, particularly the weakness of the Australian dollar against the U.S. dollar. Excluding the impact of currency, sales increased 7% year-to-date. The increase was driven by Pepperidge Farm Goldfish crackers, Milano cookies and Swirl breads. In addition, Godiva reported double-digit growth due to their excellent holiday season and Valentine's Day sales.

Foodservice sales were relatively flat due to the volume increases in wet soup offset by declines in the club store channel.

Specialty Foods reported increases in Swanson frozen foods' sales which were more than offset by declines in Vlasic pickle sales and competitive difficulties in the German specialty foods distribution business.

GROSS MARGIN

Gross margin increased $151 million year-to-date. As a percent of sales, gross margin was 48.9% compared to 46.5% last year. The improvement was primarily due to continued productivity gains in manufacturing facilities.

MARKETING AND SELLING EXPENSES

Marketing and selling expenses as a percent of sales increased to 21% from 20% last year. The increase is attributable to a 12% increase in worldwide advertising spending including double-digit increases in U.S. wet soup, Prego spaghetti sauces, V8 beverages, Pepperidge Farm Goldfish crackers and Milano cookies and Erasco.

ADMINISTRATIVE EXPENSES

Administrative expenses as a percent of sales remained flat with the prior year at 4%.

Research and development expenses as a percent of sales were consistent with the prior year at 1%.

Other expenses declined compared to last year primarily due to reduced minority interest expense and lower expenses associated with the company's long-term incentive plans.

OPERATING EARNINGS

The increase in segment operating earnings from the prior year is due in part to the first quarter fiscal 1997 special charge of $216 million. Excluding the special charge, operating earnings increased 10% versus the prior year.

An analysis of operating earnings by segment follows:


        (millions)                         1998          1997
        --------------                    -----         -----
        Soup and Sauces                   $ 766         $ 557

        Biscuits and Confectionery          135            68

        Foodservice                          31            32
-----------------------------------------------------------------
             Subtotal                       932           657

        Specialty Foods                      60            46

        Other                                 6           (12)
-----------------------------------------------------------------
                                            998           691

        Corporate                           (29)          (39)
-----------------------------------------------------------------
                                          $ 969         $ 652
=================================================================

Contributions to earnings by segment included the effect of a first quarter fiscal 1997 restructuring charge as follows: Soup and Sauces $134 million, Biscuits and Confectionery $53 million, Specialty Foods $13 million and Other $16 million.

Soup and Sauces earnings, excluding the special charge, were up 11% due to sales growth in Campbell's ready-to-serve soups including Home Cookin', Joseph A. Campbell and Chunky soups. In addition, Swanson broths and our core businesses in the United Kingdom, Germany and Mexico reported strong earnings. Franco-American pastas and gravies also delivered strong financial performance.

Biscuits and Confectionery earnings, excluding the special charge, increased 12% led by excellent earnings growth at Pepperidge Farm and Godiva. Pepperidge Farm's Swirl and frozen breads delivered strong earnings performance and Godiva posted record earnings as a result of outstanding holiday season and Valentine's Day sales volume growth.

Foodservice earnings, excluding the special charge, were down 4% due to lower sales of non-soup products.

Specialty Foods earnings, excluding the special charge, were up 2% due to increased sales of Swanson frozen foods and manufacturing efficiencies in the U.S. plants offset by cattle supply issues in Argentina and the competitive difficulties in the German specialty foods distribution business.

NON-OPERATING ITEMS

Comparability in interest expense is primarily impacted by the financing costs associated with the company's $2.5 billion share repurchase program that commenced in October 1996 with the "Dutch Auction" tender offer.

The effective tax rate was 34.5% compared to 37% last year. Excluding the special charge, the effective tax rate was 34% for the six months ended January 26, 1997.

SPECIAL CHARGE

A special charge of $216 million ($160 million after-tax or $.32 per share) was recorded in the first quarter of fiscal 1997 to cover the costs of a restructuring program. The restructuring program was designed to improve operational efficiency by reconfiguring or closing various plants, reducing administrative and operational staff functions and divesting non-strategic, under-performing businesses. The program was substantially completed in the first quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

The company generated cash from operations of $468 million compared to $577 million last year. This decrease is principally due to changes in working capital, including spending on the restructuring program and a reduction in accrued liabilities due to timing of trade marketing and consumer promotions versus the prior year.

Capital expenditures were $113 million, a decline from $133 million last year. The company continues to aggressively manage its capital outlays and expects total expenditures to approximate $375 million in fiscal 1998.

During the year, the company acquired the Liebig soup business in France for approximately $180 million and the outstanding ordinary shares held by Arnotts Limited's minority shareholders for approximately $290 million.

In the first six months, the company repurchased approximately 5.7 million shares versus 30.9 million shares last year.

In December 1997, the company issued $300 million 6.15% notes due December 1, 2002. This issuance was the second draw down on the company's $1 billion shelf registration. Four hundred million dollars remain available under the Shelf Registration. In addition, the company entered into a three-year debt borrowing arrangement for approximately $100 million. Principal payments are remitted monthly in accordance with the terms of the arrangement.

In February 1998, the company entered into a revolving credit facility which provides for aggregate funding of $750 million. The company expects to draw down $500 million under the terms of the facility in March 1998. In connection with the spinoff of the Specialty Foods segment, as discussed in Footnote (h) to the consolidated financial statements, the revolving credit facility and the outstanding debt obligation will be assigned to the new company, Vlasic Foods International Inc. The company intends to use the net proceeds to repay short-term debt.

OTHER MATTERS

Historically, certain computer programs were written using two digits rather than four to define the applicable year. Accordingly, the company's software may recognize a date using "00" as 1900 rather than the year 2000, which could result in major systems failures or miscalculations, commonly referred to as the Year 2000 issue.

The company has performed an assessment of major information technology systems and expects that all necessary modifications and/or replacements will be completed in a timely manner to ensure that systems are Year 2000 compliant. Based on current estimates, the costs of addressing this issue are not expected to have a material adverse effect on the company's financial position, results of operations or cash flows. The potential impact of the Year 2000 issue on significant customers, vendors and suppliers cannot be reasonably estimated at this time.

RECENT DEVELOPMENTS

On February 18, 1998, the company announced that it received a favorable ruling from the Internal Revenue Service that the previously announced plan to spin off the Specialty Foods segment qualifies as a tax-free transaction to U.S. shareowners. Subject to approvals of the company's Board of Directors and various regulatory agencies, the spinoff is expected to be completed in the third quarter of fiscal 1998. The new company, which includes Swanson frozen foods, Vlasic pickles, and certain European and Argentine specialty foods businesses, will be named Vlasic Foods International Inc.

In February 1998, the company reached an agreement in principle to sell the assets of its can-making operations at four of its North American thermal manufacturing plants for approximately $125 million and enter into a long-term supply agreement with the buyer. The transaction is expected to be completed in fiscal 1998.

On February 18, 1998, the company announced that it expects to record a special charge in the third quarter of fiscal 1998 to cover the costs associated with its strategic growth plan. The special charge is expected to include one-time costs related to the spinoff of Vlasic Foods International Inc. and other cost and productivity initiatives that are currently under review.

In June 1997, the FASB issued Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income. The provisions of the statement are effective for fiscal years beginning after December 15, 1997.


FORWARD LOOKING INFORMATION


From time to time, in written reports, including the fiscal 1997 Annual Report, and oral statements, we discuss our expectations regarding future performance of the company. These "forward-looking statements" are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that actual results could differ materially from those expressed or implied in the forward-looking statements. In addition, as discussed in the Management's Discussion and
Analysis:

         - The completion of the company's divestiture program in fiscal 1998 depends on our ability to find buyers to purchase these businesses at prices we consider appropriate.

         - The agreement in principle to sell the can-making assets is contingent upon negotiation and completion of definitive agreements.

         - The recording of a special charge in the third quarter of fiscal 1998 is subject to approval by the company's Board of Directors.

                                     PART II


ITEM 1.    LEGAL PROCEEDINGS


There have been no material developments in the legal proceedings as reported in Campbell's Form 10-Q for the quarter ended November 2, 1997.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         a. Campbell's Annual Meeting of Shareowners was held on November 20, 1997.

         c. The matters voted upon and the results of the vote are as follows:

         Election of Directors


                                                        Number of Shares
                                                        ----------------

             Name                                     For              Withheld
 Alva A. App                                      412,414,173          1,065,716

 Edmund M. Carpenter                              412,456,950          1,022,939

 Bennett Dorrance                                 412,447,459          1,032,430

 Thomas W. Field, Jr.                             412,455,731          1,024,158

 Kent B. Foster                                   412,379,052          1,100,837

 Harvey Golub                                     412,427,620          1,052,269

 David W. Johnson                                 412,406,340          1,073,549

 David K. P. Li                                   412,421,894          1,057,995

 Philip E. Lippincott                             412,418,854          1,061,035

 Mary Alice Malone                                412,427,168          1,052,721

 Dale F. Morrison                                 412,453,660          1,026,229

 Charles H. Mott                                  412,438,855          1,041,034

 George M. Sherman                                412,445,066          1,034,823

 Donald M. Stewart                                409,735,732          3,744,157

 George Strawbridge, Jr.                          412,435,942          1,043,947

 Charlotte C. Weber                               412,425,852          1,054,037

Ratification of Appointment of Accountants

                                                                                                                    Broker
                                                             For               Against       Abstentions          Non-Votes
                                                           ----------          -------       -----------          ---------
          Ratification of Appointment
          of Accountants                                   411,899,171          346,954         1,233,764              -0-



        Shareowner Proposal Concerning Proxy Format


                                                                                                                 Broker
                                                              For            Against          Abstentions        Non-Votes
                                                           -----------      ----------        -----------        ---------
          Shareowner Proposal Concerning
          Proxy Format                                      22,707,464      356,449,245        11,392,994       22,930,186






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



                                             CAMPBELL SOUP COMPANY





Date:  February 25, 1998                     By: /s/ BASIL ANDERSON
                                                -------------------------------
                                                  Basil Anderson
                                                  Executive Vice President and
                                                  Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit Number


         27       Financial Data Schedule.