Form 10-Q
period 1998-05-03
CAMPBELL SOUP CO
filed 1998-06-17
CIK 16732

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                            COMMISSION FILE NUMBER
          MAY 3, 1998                                             1-3822


                             CAMPBELL SOUP COMPANY






      NEW JERSEY                                          21-0419870
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


           THERE WERE 449,067,957 SHARES OF CAPITAL STOCK OUTSTANDING
                              AS OF JUNE 1, 1998.



================================================================================

                         PART I.  FINANCIAL INFORMATION



                       CAMPBELL SOUP COMPANY CONSOLIDATED

                             STATEMENTS OF EARNINGS

                                   (unaudited)
                      (millions, except per share amounts)



                                                                Three Months Ended               Nine Months Ended
                                                            ---------------------------    --------------------------
                                                                    MAY           April            MAY          April
                                                                3, 1998        27, 1997        3, 1998       27, 1997
                                                            -----------     -----------    -----------     ----------
Net  sales                                                      $1,572          $1,541         $5,397          $5,251
----------------------------------------------------------------------------------------------------------------------

Costs and expenses
     Cost of products sold                                         775             809          2,623           2,707
     Marketing and selling expenses                                397             349          1,226           1,102
     Administrative expenses                                        84              70            244             218
     Research and development expenses                              18              16             52              49
     Other expense                                                  20              39             61             102
     Restructuring charges                                         262               -            262             204
----------------------------------------------------------------------------------------------------------------------
          Total costs and expenses                               1,556           1,283          4,468           4,382
----------------------------------------------------------------------------------------------------------------------
Earnings before interest and taxes                                  16             258            929             869
     Interest, net                                                  45              43            131             116
----------------------------------------------------------------------------------------------------------------------
Earnings (loss) before taxes                                       (29)            215            798             753
Taxes on earnings                                                    7              73            291             274
----------------------------------------------------------------------------------------------------------------------

Earnings (loss) from continuing operations                         (36)            142            507             479
Earnings (loss) from discontinued operations                       (54)             15            (18)             42
Cumulative effect of change in accounting principle                  -               -            (11)              -
----------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                             $  (90)         $  157         $  478          $  521
======================================================================================================================

Per share - basic

    Earnings (loss) from continuing operations                  $(0.08)         $ 0.31         $ 1.11          $ 1.01
    Earnings (loss) from discontinued operations                 (0.12)           0.03          (0.04)           0.08
    Cumulative effect of change in accounting principle              -               -          (0.02)              -
----------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                             $(0.20)         $ 0.34         $ 1.05          $ 1.09
======================================================================================================================

Dividends                                                       $0.210          $0.193         $0.613          $0.558
======================================================================================================================

Weighted  average  shares  outstanding - basic                     453             464            456             476
======================================================================================================================



Per  share - assuming dilution

    Earnings (loss) from continuing operations                 $ (0.08)         $ 0.30         $ 1.10          $ 0.99
    Earnings (loss) from discontinued operations                 (0.12)           0.03          (0.04)           0.08
    Cumulative effect of change in accounting principle              -               -          (0.02)              -
----------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                            $ (0.20)         $ 0.33         $ 1.04          $ 1.07
======================================================================================================================

Weighted average shares outstanding - assuming dilution            453             470            462             482
======================================================================================================================
See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED
                                 BALANCE SHEETS
                                   (unaudited)
                                   (millions)

                                                                                       MAY              August
                                                                                     3, 1998            3, 1997
                                                                                     -------            -------
Current assets
  Cash and cash equivalents
  Accounts receivable                                                               $    46               $   17
  Inventories                                                                           759                  523
  Other current assets                                                                  542                  598
                                                                                        234                  150
----------------------------------------------------------------------------------------------------------------
        Total current assets                                                          1,581                1,288
----------------------------------------------------------------------------------------------------------------

Plant assets, net of depreciation                                                     1,944                2,044
Intangible assets, net of amortization                                                1,985                1,710
Net assets of discontinued operations                                                     -                  632
Other assets                                                                            541                  522
----------------------------------------------------------------------------------------------------------------
        Total assets                                                                $ 6,051               $6,196
================================================================================================================

Current liabilities
  Notes payable                                                                     $ 1,635               $1,506
  Payable to suppliers and others                                                       388                  485
  Accrued liabilities                                                                   785                  553
  Dividend payable                                                                       95                   88
  Accrued income taxes                                                                  224                  137
----------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                     3,127                2,769
----------------------------------------------------------------------------------------------------------------

Long-term debt                                                                        1,191                1,151
Nonpension postretirement benefits                                                      408                  442
Other liabilities, including deferred
  income taxes of $242 and $214                                                         389                  414
----------------------------------------------------------------------------------------------------------------
        Total liabilities                                                             5,115                4,776
----------------------------------------------------------------------------------------------------------------

Shareowners' equity
  Preferred stock; authorized 40 shares;
    None issued                                                                           -                    -
  Capital stock, $.0375 par value; authorized
    560 shares; issued 542 shares                                                        20                   20
  Capital surplus                                                                       383                  338
  Earnings retained in the business                                                   3,618                3,571
  Capital stock in treasury, at cost                                                 (2,971)              (2,459)
  Cumulative translation adjustments                                                   (114)                 (50)
----------------------------------------------------------------------------------------------------------------
         Total shareowners' equity                                                      936                1,420
----------------------------------------------------------------------------------------------------------------

Total liabilities and shareowners' equity                                           $ 6,051              $ 6,196
================================================================================================================
See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                   (millions)

                                                                                                  Nine Months Ended
                                                                                             -----------------------------
                                                                                                MAY                April
                                                                                              3, 1998             27, 1997
                                                                                              -------             --------
Cash flows from operating activities:
  Net earnings, excluding discontinued operations                                           $   496              $   479
  Non-cash charges to net earnings
    Cumulative effect of accounting change                                                       11                    -
    Restructuring charge                                                                        262                  204
    Depreciation and amortization                                                               201                  219
    Deferred taxes                                                                              (61)                 (50)
    Other, net                                                                                   60                   43
  Changes in working capital
    Accounts receivable                                                                        (145)                 (90)
    Inventories                                                                                  40                  107
    Other current assets and liabilities                                                       (107)                 (32)
-------------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                              757                  880
-------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of plant assets                                                                    (151)                (149)
  Sales of plant assets                                                                          20                   28
  Businesses acquired                                                                          (472)                (227)
  Sales of businesses                                                                            21                   73
  Other, net                                                                                     (1)                 (25)
-------------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                                 (583)                (300)
-------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Long-term borrowings                                                                          300                  300
  Repayments of long-term borrowings                                                            (20)                  (6)
  Short-term borrowings                                                                       1,179                1,095
  Repayments of short-term borrowings                                                        (1,283)                (309)
  Dividends paid                                                                               (272)                (260)
  Treasury stock purchased                                                                     (545)              (1,451)
  Treasury stock issued                                                                          76                   60
-------------------------------------------------------------------------------------------------------------------------
         Net cash used in financing activities                                                 (565)                (571)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) discontinued operations                                          436                  (23)
-------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                         (16)                 (14)
-------------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                                          29                  (28)

Cash and cash equivalents - beginning of period                                                  17                   28
-------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents - end of period                                                   $    46              $     -
-------------------------------------------------------------------------------------------------------------------------
See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                        STATEMENTS OF SHAREOWNERS' EQUITY

                                   (unaudited)
                      (millions, except per share amounts)




                                                      Capital Stock
                                            -----------------------------------                Earnings
                                                 Issued          In Treasury                   Retained    Cumulative      Total
                                            ----------------  -----------------      Capital    in the     translation  shareowners'
                                             Shares   Amount   Shares    Amount      surplus   Business    adjustments    equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at July 28, 1996                      542      $20     (48)      ($779)        $228    $3,211        $   62        $ 2,742
Net earnings                                                                                      521                          521
Dividends ($.558 per share)                                                                      (264)                        (264)
Treasury stock purchased                                       (36)     (1,451)                                             (1,451)
Treasury stock issued under
   Management incentive and
   Stock option plans                                            3          (5)          77                                     72
Translation adjustments                                                                                         (68)           (68)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at April 27, 1997                     542      $20     (81)    ($2,235)        $305    $3,468         $  (6)       $ 1,552
===================================================================================================================================
BALANCE AT AUGUST 3, 1997                     542      $20     (84)    ($2,459)        $338    $3,571         $ (50)       $ 1,420
NET  EARNINGS                                                                                     478                          478
DIVIDENDS ($.613 PER SHARE)                                                                      (281)                        (281)
TREASURY STOCK PURCHASED                                       (10)       (545)                                               (545)
TREASURY STOCK ISSUED UNDER
   MANAGEMENT INCENTIVE AND
   STOCK OPTION PLANS                                            2          33           45                                     78
TRANSLATION ADJUSTMENTS                                                                                         (64)           (64)
SPIN-OFF OF SPECIALTY FOODS SEGMENT                                                              (150)                        (150)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MAY 3, 1998                        542      $20     (92)    ($2,971)        $383    $3,618         $(114)       $   936
===================================================================================================================================
See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)
                                   (millions)

(a) The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the indicated periods. All such adjustments are of a normal recurring nature. Certain reclassifications were made to the prior year amounts to conform with current presentation, including classifying the Specialty Foods segment as a discontinued operation.

(b)        Discontinued Operations
           -----------------------
           The Specialty Foods segment was comprised of Vlasic pickles, Swanson frozen foods, and certain European, Argentine and U.S. businesses. On September 9, 1997, the company announced its intention to spinoff the Specialty Foods segment to its shareowners as an independent publicly-traded company. The spin-off, which qualified as a tax-free distribution to U.S. shareholders, was effective March 30, 1998. On this date, shareowners of record as of March 9, 1998 received one share of the common stock of the new company, Vlasic Foods International Inc. (Vlasic), for every ten shares of Campbell Soup Company capital stock.

           In March 1998, the company entered into a revolving credit facility and borrowed $500 million. In connection with the spin-off, the revolving credit facility and outstanding obligation of $500 million were assumed by Vlasic. In addition, the company received approximately $75 million subsequent to May 3, 1998 from subsidiaries of Vlasic for repayment of certain advances.

           Results of discontinued operations were as follows:

                                                             QUARTER ENDED                            YEAR-TO-DATE

                                                    MAY 3, 1998(1)      APRIL 27, 1997        MAY 3, 1998(1)   APRIL 27, 1997
                                                    --------------      --------------        --------------   --------------

           Net sales                                     $169                $329                  $809              $989
                                                         ====                ====                  ====              ====

           Earnings (loss) before taxes                  $(17)               $ 23                  $ 41              $ 63

           Taxes on earnings                               (1)                  8                    21                21
                                                         ----                ----                  ----              ----

           Earnings (loss) from                           (16)                 15                    20                42
                operations

           Spin-off costs                                  38                   -                    38                 -
                                                         ----                ----                  ----              ----

           Earnings (loss) from
                discontinued operations, net             $(54)               $ 15                  $(18)             $ 42
                                                         ====                ====                  ====              ====


           (1) Results of Vlasic are included through March 29, 1998.

           Earnings from discontinued operations do not include an allocation of interest expense. Spin-off costs primarily consist of taxes and legal and advisory services incurred in connection with the transaction. The earnings (loss) from discontinued operations includes the after-tax effect of a third quarter fiscal 1998 restructuring charge of $22 million and first quarter fiscal 1997 after-tax restructuring charge of $8 million. The 1998 restructuring program was designed to improve operational efficiency by closing certain U.S. and European administrative offices and production facilities. The 1997 program was designed to improve operational efficiency by closing various pickle facilities and reducing operational positions from the worldwide workforce. The restructuring charges included cash charges primarily related to severance and employee benefit costs and non-cash charges for losses on the disposition of plant assets.

           The net assets of the Specialty Foods segment are reflected as "Net assets of discontinued operations" in the consolidated balance sheet as of August 3, 1997, and are comprised of the following:

                                                                  August 3, 1997
                                                                  --------------
                  Current assets                                        $295
                  Plant assets, net                                      516
                  Other non-current assets                                84
                  Current liabilities                                   (212)
                  Non-current liabilities                                (51)
                  -----------------------------------------------------------
                  Net assets of discontinued operations                 $632
                  ===========================================================

(c)        Restructuring Charge
           --------------------
           A special charge included in earnings from continuing operations of $262 million ($193 million after-tax or $.42 per share), was recorded in the third quarter fiscal 1998 to cover the costs of a restructuring and divestiture program approved in March 1998 by the company's Board of Directors. This one-time charge relates to the rationalization of certain U.S., European and Australian production and administrative facilities and anticipated losses on the divestitures of non-strategic businesses with annual sales of approximately $170 million, including Fresh Start Bakeries and Melbourne Mushrooms. The restructuring program includes the elimination of approximately 750 employee positions.

           The restructuring charge includes approximately $78 million in cash charges primarily related to severance, employee benefits costs and lease termination fees. The balance of the restructuring charge relates to non-cash charges for estimated losses on the disposition of plant assets and divestitures of businesses. The company expects to complete the restructuring and divestiture program by the fourth quarter fiscal 1999.

           See also note (b) for the restructuring charge recorded by the Specialty Foods segment during the third quarter fiscal 1998, which is included in earnings from discontinued operations.

 (d)       Cumulative Effect of Change In Accounting Principle
           ---------------------------------------------------
           In the second quarter of fiscal 1998, the company adopted the provisions of the Emerging Issues Task Force (EITF) consensus ruling on Issue 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation." The unamortized balance of previously capitalized business process reengineering costs was written off as a cumulative effect of change in accounting principle of $11 million or $.02 per share, net of an income tax benefit of approximately $7 million.

 (e)       Earnings Per Share
           ------------------
           The company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") as of the second quarter fiscal 1998. FAS 128 revised the standards for computation and presentation of earnings per share ("EPS"), requiring the presentation of both basic EPS and EPS assuming dilution. Basic EPS is based on the weighted average shares outstanding during the applicable period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Prior periods have been restated to conform with the provisions of FAS 128. For the periods presented in the Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution includes the incremental effect of stock options, except when such effect would be antidilutive.

 (f)       Acquisitions
           ------------
           In December 1997, the company acquired the Liebig soup business in France for approximately $180 million. Aggregate annual sales are approximately $75 million. Also in December 1997, Arnotts Limited purchased the remaining outstanding ordinary shares held by its minority shareholders for an aggregate purchase price of approximately $290 million. Prior to the transaction, the company owned approximately 70% of Arnotts Limited. The acquisitions have been recorded using the purchase method of accounting, and accordingly, results of their operations have been included in the company's consolidated financial statements since the effective dates of the respective acquisitions. The aggregate excess of the purchase price over the fair value of the net identifiable assets of $360 million has been recorded as goodwill and will be amortized over 40 years. The allocation of the purchase price of the acquisitions is preliminary and may be modified as additional financial information is available.

 (g)       Segment Information
           -------------------
           The company operates in three business segments: Soup and Sauces, Biscuits and Confectionery, and Foodservice. The segments are managed as strategic units due to their distinct manufacturing processes, marketing strategies and distribution channels. The Soup and Sauces segment includes the worldwide soup businesses, Prego spaghetti sauces, Pace Mexican sauces, Franco-American pasta, Swanson broths, and V8 beverages. The Biscuits and Confectionery segment includes the Godiva Chocolatier, Pepperidge Farm, Arnotts Limited and Delacre businesses. Foodservice represents the distribution of products, including Campbell's Soups and Campbell's Specialty Kitchen entrees, to the food service and home meal replacement markets. See note (b) regarding the Specialty Foods segment, which has been reclassified as a discontinued operation.

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

MAY 3, 1998
-----------

                                                                                    Corporate
                              Soup and      Biscuits and      Food-                    and
                               Sauces      Confectionery     Service    Other(1)  Eliminations(2)   Total
                               ------      -------------     -------    --------  ---------------   -----
THREE MONTHS ENDED
Net sales                      $1,009            361           116         93           (7)         $1,572

Earnings before
Interest and Taxes(3)          $  109             15             9        (95)         (22)         $   16

Depreciation and
Amortization                   $   34             23             2          5            4          $   68

Capital Expenditures           $   32             23             -          2            4          $   61


NINE MONTHS ENDED
Net sales                      $3,613          1,197           341        294          (48)         $5,397

Earnings before
Interest and Taxes(3)          $  875            150            40        (90)         (46)         $  929

Depreciation and               $  100             67             6         14           14          $  201
Amortization

Capital Expenditures           $   77             53             -         10           11          $  151

Segment Assets                 $3,402          1,625            90        351          583          $6,051

-----------------------------

         (1) Represents financial information of certain prepared convenience food businesses not categorized as reportable segments.

         (2) Represents elimination of intersegment sales, unallocated corporate expenses and unallocated assets, including corporate offices, deferred taxes and pension accounts.

         (3) Contributions to earnings before interest and taxes by segment include the effects of a third quarter restructuring charge of $262 as follows: Soup and Sauces $135, Biscuits and Confectionery $25, Foodservice $4, and Other $98.

APRIL 27, 1997
--------------
                                                                                    Corporate
                              Soup and      Biscuits and      Food-                    and
                               Sauces      Confectionery     Service    Other(1)  Eliminations(2)   Total
                               ------      -------------     -------    --------  ---------------   -----
THREE MONTHS ENDED
Net sales                      $  974            353           103         127          (16)        $1,541

Earnings before
Interest and Taxes             $  225             38            12          (1)         (16)        $  258

Depreciation and
Amortization                   $   32             31             3           9            4         $   79

Capital Expenditures           $   22             19             -           4            6         $   51

NINE MONTHS ENDED
Net sales                      $3,384          1,180           325         407          (45)        $5,251

Earnings before
Interest and Taxes(3)          $  782            106            45         (13)         (51)        $  869


Depreciation and               $   97             76             7          25           14         $  219
Amortization

Capital Expenditures           $   55             64             -          11           19         $  149

Segment Assets(4)              $2,966          1,523            78         439          558         $5,564

-----------------------------

         (1) Represents financial information of certain prepared convenience food businesses not categorized as reportable segments.

         (2) Represents elimination of intersegment sales, unallocated corporate expenses and unallocated assets, including corporate offices, deferred taxes and pension accounts.

         (3) Contributions to earnings before interest and taxes by segment include the effects of a first quarter restructuring charge of $204 as follows: Soup and Sauces - $134, Biscuits and Confectionery - $53, and Other - $17.

         (4) Segment assets reported as of the fiscal year ended August 3, 1997 exclude net assets of discontinued operations of $632.

(h)        Inventories                                  May       August
           -----------                                3, 1998    27, 1997
                                                      -------    --------

           Raw materials, containers and supplies       $197        $258
           Finished products                             345         340
           --------------------------------------------------------------
                                                        $542        $598
           ==============================================================

           Approximately 62% of inventory is accounted for on the last in, first out (LIFO) method of determining cost. If the first in, first out inventory valuation method had been used exclusively, inventories would not differ materially from the amounts reported at May 3, 1998 and August 3, 1997.

(i)        Notes Payable and Long-Term Debt
           --------------------------------
           In December 1997, the company partially financed the purchase of the remaining outstanding minority shares in Arnotts Limited with a one-year $260 million bank borrowing bearing interest at 5.1%.

           In December 1997, the company issued $300 million of notes due December 1, 2002 bearing interest at 6.15%. The issuance was the second draw down on the company's $1 billion shelf registration filed with the Securities and Exchange Commission in fiscal 1997. As of May 3, 1998, $400 million remains available for issuance under the shelf registration.

           Also in December 1997, a wholly owned subsidiary of the company entered into a one-year borrowing arrangement with an investor group for approximately $100 million. Principal and interest payments are made monthly under the terms of the arrangement.

(j)        Subsequent Events
           -----------------
           On May 4, 1998 the company finalized the sale of its European candy operation, Continental Sweets Europe.

           On May 26, 1998 the company announced it has reached an agreement to sell its European-based biscuit business, Delacre, for approximately $125 million. The agreement is subject to various regulatory approvals and the conclusion of consultation with employees and trade unions.

           In June 1998, the company finalized the sale of the assets of its can-making operations at four of its North American thermal manufacturing plants for approximately $123 million. In conjunction with the transaction, the company entered into a long-term supply agreement with the buyer.

           On June 2, 1998 the company announced that the Board of Directors approved a new program to repurchase up to $2 billion of the company's shares over the next three years. The authorization includes a continuation of the company's strategy of repurchasing approximately two percent of its outstanding shares annually.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                              CAMPBELL SOUP COMPANY



OVERVIEW
--------

On September 9, 1997, the company announced its intention to spin off the Specialty Foods segment to its shareowners as an independent publicly-traded company. The spin-off, which qualified as a tax-free distribution to U.S. shareowners, was effective March 30, 1998. On this date, shareowners of record as of March 9, 1998 received one share of the common stock of the new company, Vlasic Foods International Inc. (Vlasic), for every ten shares of Campbell Soup Company capital stock. In March 1998, the company entered into a revolving credit facility and borrowed $500 million. In connection with the spin-off, the revolving credit facility and outstanding obligation of $500 million were assumed by Vlasic. In addition, the company received approximately $75 million subsequent to May 3, 1998 from subsidiaries of Vlasic for repayment of certain advances.

Effective with the period ended May 3, 1998, Vlasic was reported as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). The net operating results of Vlasic were reported as "Earnings (loss) from discontinued operations" and the net assets as of August 3, 1997 were reported as "Net assets of discontinued operations".

RESULTS OF CONTINUING OPERATIONS
--------------------------------

Comparability in net earnings and earnings per share with the third quarter last year was impacted by a restructuring charge of $262 million ($193 million after-tax or $.42 per share) recorded in the quarter ended May 3, 1998.

For the quarter ended May 3, 1998, the company reported a loss from continuing operations of $36 million or $.08 per share. Excluding the restructuring charge, earnings from continuing operations increased 11% to $157 million and basic and diluted earnings per share increased 13%.

Comparability of net earnings and earnings per share for the nine months ended May 3, 1998 was impacted by the third quarter fiscal 1998 restructuring charge, the cumulative effect of adopting EITF 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation" in the second quarter of fiscal 1998 ($11 million after-tax or $.02 per share) and the first quarter fiscal 1997 restructuring charge of $204 million ($152 million after-tax or $.31 per share). Excluding these charges, the company's net earnings increased 9% and basic and diluted earnings per share increased 14%. Earnings from continuing operations, before these charges, increased 11% and basic and diluted earnings per share increased 16%.

THIRD QUARTER
-------------

SALES
-----

Sales in the quarter increased 2% to $1.57 billion from $1.54 billion last year. The growth was due to a 4% increase from volume and product mix, 2% from higher selling prices, 1% from acquisitions, offset by a 5% decline due to currency and divestitures.

An analysis of net sales by segment follows:


(millions)                                  1998           1997      % CHANGE
----------                                  ----           ----      --------

Soup and Sauces                           $1,009           $974           4%

Biscuits and Confectionery                   361            353           2

Foodservice                                  116            103          13
--------------------------------------------------------------------------------
    Subtotal                               1,486          1,430           4

Other                                         93            127         (27)

Interdivision                                 (7)           (16)          -
--------------------------------------------------------------------------------
                                          $1,572         $1,541           2%
================================================================================

Soup and Sauces reported a moderate sales increase despite a worldwide wet soup volume decline of 3%. U.S. wet soup volume declined 8%, in line with expectations, reflecting the impact of last year's third quarter buy-in prior to an announced price increase. Swanson broth, Erasco in Germany and Campbell's in Australia reported double-digit sales gains. In addition, Liebig in France, acquired in December 1997, V8 Splash and Franco-American pasta contributed to the sales growth.

Biscuits and Confectionery posted a moderate sales increase compared to the prior year. The sales performance was adversely impacted by currency movement, particularly the weakness of the Australian dollar. Excluding the impact of currency, sales increased 9%. Pepperidge Farm Goldfish crackers, Chocolate Chunk cookies and fresh breads reported robust volume growth. In addition, Godiva reported double-digit growth in all channels of distribution in North America, with positive trends continuing in Europe and Asia. Arnotts Limited in Australia also reported strong sales gains, excluding the impact of currency.

Foodservice reported strong sales gains led by Pace products and the introduction of Prego entrees and V8 Splash into traditional food service channels during the quarter.

GROSS MARGIN
------------

Gross margin, defined as net sales less cost of products sold, increased $65 million in the quarter. As a percent of sales, gross margin was 50.7% compared to 47.5% last year. The improvement was primarily due to cost savings generated from global procurement initiatives and continued productivity gains in manufacturing facilities.

MARKETING AND SELLING EXPENSES
------------------------------

Marketing and selling expenses as a percent of sales increased to 25% from 23% last year. The increase is attributable to a 10% increase in worldwide advertising spending in the promotion of Prego pasta sauces, V8 beverages, Pepperidge Farm Goldfish and Erasco products.

ADMINISTRATIVE EXPENSES
-----------------------

Administrative expenses as a percent of sales increased .8 percentage points to 5.3%. The increase was due principally to consulting services incurred in connection with developing the New Campbell Soup Company strategic growth plan.

Research and development expenses as a percent of sales were consistent with last year at 1%.

Other expenses declined as compared to last year due primarily to lower expenses associated with the company's long-term incentive plan obligations.

OPERATING EARNINGS
------------------

Segment operating earnings decreased 86% versus the prior year due to the restructuring charge recorded in the third quarter of fiscal 1998. Excluding the restructuring charge, operating earnings increased 9% compared to last year.

An analysis of operating earnings by segment follows:







            (millions)                             1998          1997
            ----------                             ----          ----

            Soup and Sauces                        $109          $225

            Biscuits and Confectionery               15            38

            Foodservice                               9            12
            ----------------------------------------------------------
                 Subtotal                           133           275

            Other                                   (95)           (1)
            ----------------------------------------------------------
                                                     38           274

            Corporate                               (22)          (16)
            ----------------------------------------------------------
                                                    $16          $258
            ==========================================================

            Contributions to earnings by segment include the effect of a third quarter fiscal 1998 restructuring charge of $262 million as follows:
            Soup and Sauces $135 million, Biscuits and Confectionery $25 million, Foodservice $4 million and Other $98 million.

Soup and Sauces earnings, before the restructuring charge, increased 8% to $244 million. Prego pasta sauces, V8 beverages, including V8 Splash, and Campbell's in Australia led the earnings increase.

Biscuits and Confectionery earnings, before the restructuring charge, increased 3% to $40 million. Excluding the impact of currency, earnings increased 8%. Pepperidge Farm Goldfish and Godiva posted double-digit earnings growth in the quarter.

Foodservice earnings, before the restructuring charge, increased 7% to $13 million. The increase was due primarily to Pace products and cost reductions in manufacturing Pepperidge Farm products.

NON-OPERATING ITEMS
-------------------

Interest expense was up slightly versus prior year due to increased debt levels.

Before the restructuring charge, the company's effective tax rate for the quarter was 32.7% compared to 34.0% in fiscal 1997.

DISCONTINUED OPERATIONS
-----------------------

On March 30, 1998, the company completed the spin-off of Vlasic and reported the net operating results and net assets as a discontinued operation. For the quarter ended May 3,

1998, the statements of earnings included two months of Vlasic operations. In addition, the earnings (loss) from discontinued operations include a third quarter fiscal 1998 restructuring charge of $22 million ($.05 per share) and spin-off costs of $38 million ($.08 per share). The restructuring program was designed to improve operational efficiency by closing certain U.S. and European administrative offices and production facilities. The spin-off costs primarily consist of taxes and legal and advisory services incurred in connection with the transaction. Earnings from discontinued operations, before special charges, were approximately $6 million.

Earnings in fiscal 1998 were adversely impacted by cattle supply issues in Argentina and competitive difficulties in the German specialty foods business.

NINE MONTHS
-----------

SALES
-----

Sales for the nine months increased 3% to $5.40 billion from $5.25 billion last year. The growth was due to a 4% increase in volume and product mix, 3% from higher selling prices, 1% from acquisitions offset by a 5% decline due to currency and divestitures.

An analysis of net sales by segment follows:


(millions)                             1998           1997          % CHANGE
----------                             ----           ----          --------

Soup and Sauces                       $3,613          $3,384            7%

Biscuits and Confectionery             1,197           1,180            1

Foodservice                              341             325            5
---------------------------------------------------------------------------
     Subtotal                          5,151           4,889            5

Other                                    294             407          (28)

Interdivision                            (48)            (45)           -
---------------------------------------------------------------------------
                                      $5,397          $5,251            3%
===========================================================================

Soup and Sauces sales were led by worldwide wet soup volume growth of 3% despite the third quarter U.S. wet soup volume decline. U.S. wet soup volume was flat versus prior year. International wet soup continued to post volume gains in Canada, Germany, Mexico, Japan and Asia. In addition, Liebig in France, acquired in December 1997, contributed to the wet soup sales and volume growth. Swanson broth, V8 Splash and Franco-American pasta continued their positive momentum.

Biscuits and Confectionery reported a moderate sales increase compared to the prior year. The performance was adversely impacted by currency movement, particularly the weakness of the Australian dollar. Excluding the impact of currency, sales increased 8% year-to-date. The increase was driven by Pepperidge Farm Goldfish crackers, Milano cookies and Swirl breads. In addition, Godiva reported double-digit growth due to their excellent holiday season, Valentine's Day and Easter sales.

Foodservice sales increase was led by Pace products, Prego entrees and V8
Splash.

GROSS MARGIN
------------

Gross margin increased $230 million year-to-date. As a percent of sales, gross margin was 51.4% compared to 48.4% last year. The improvement was primarily due to cost savings generated from global procurement initiatives and continued productivity gains in manufacturing facilities.

MARKETING AND SELLING EXPENSES
------------------------------

Marketing and selling expenses as a percent of sales increased to 23% from 21% last year. The increase is attributable to a 13% increase in worldwide advertising spending primarily in U.S. wet soup, Prego pasta sauces, V8 beverages, Pepperidge Farm Goldfish crackers and Milano cookies and Erasco products.

ADMINISTRATIVE EXPENSES
-----------------------

Administrative expenses as a percent of sales increased .3 percentage points to 4.5%. The increase was primarily due to consulting services and favorable employee benefits experience recorded in fiscal 1997.

Research and development expenses as a percent of sales were consistent with the prior year at 1%.

Other expenses declined compared to last year primarily due to reduced minority interest expense, reflecting the buy-out of Arnotts Limited, and lower expenses associated with the company's long-term incentive plans.

OPERATING EARNINGS
------------------

Segment operating earnings increased 6% compared to last year. Excluding the fiscal 1998 and 1997 restructuring charges, operating earnings increased 10% versus the prior year.

An analysis of operating earnings by segment follows:


            (millions)                              1998          1997
            ----------                              ----          ----

            Soup and Sauces                         $875          $782

            Biscuits and Confectionery               150           106

            Foodservice                               40            45
            -----------------------------------------------------------
                 Subtotal                          1,065           933

            Other                                    (90)          (13)
            -----------------------------------------------------------
                                                     975           920

            Corporate                                (46)          (51)
            -----------------------------------------------------------
                                                    $929          $869
            ===========================================================

            Contributions to earnings by segment included the effect of a third quarter fiscal 1998 restructuring charge of $262 million as follows:
            Soup and Sauces $135 million, Biscuits and Confectionery $25 million, Foodservice $4 million and Other $98 million.

            Contributions to earnings by segment included the effect of a first quarter fiscal 1997 restructuring charge of $204 million as follows:
            Soup and Sauces $134 million, Biscuits and Confectionery $53 million and Other $17 million.

Soup and Sauces earnings, excluding the restructuring charges, were up 10% due to sales growth in Campbell's ready-to-serve soups including Joseph A. Campbell and Chunky soups. In addition, Swanson broths and our core businesses in the United Kingdom, Germany and Mexico reported strong earnings. Liebig, Franco-American pastas and gravies and V8 Splash also contributed to the earnings growth.

Biscuits and Confectionery earnings, excluding the restructuring charges, increased 10% led by excellent earnings growth at Pepperidge Farm and Godiva. Pepperidge Farm's Swirl and frozen breads delivered strong earnings performance and Godiva posted record earnings as a result of outstanding holiday season, Valentine's Day and Easter sales volume growth.

Foodservice earnings, excluding the restructuring charges, were down 1% due to lower sales of non-soup products.

NON-OPERATING ITEMS
-------------------

Comparability in interest expense is primarily impacted by the financing costs associated with the company's $2.5 billion share repurchase program that commenced in October 1996 with the "Dutch Auction" tender offer.

The effective tax rate was 36.5% compared to 36.4% last year. Excluding the restructuring charges, the year-to-date effective tax rate was 34% for fiscal 1998 and 1997.

DISCONTINUED OPERATIONS
-----------------------

The earnings (loss) from discontinued operations for the period ended May 3, 1998 include eight months of Vlasic operations and the restructuring charge and spin-off costs discussed above. In addition, fiscal 1997 earnings from discontinued operations include a first quarter restructuring charge of $8 million ($.01 per share). Earnings from discontinued operations, before special charges, were $42 million compared to $50 million in fiscal 1997.

Earnings in fiscal 1998 continued to be adversely impacted by cattle supply issues in Argentina and competitive difficulties in the German specialty foods business.

RESTRUCTURING CHARGE
--------------------

During the third quarter fiscal 1998, the company recorded a charge included in earnings from continuing operations of $262 million ($193 million after-tax or $.42 per share) related to plant and administrative rationalization and portfolio reconfiguration in the U.S., Europe and Australia. As a result, approximately 750 employee positions will be eliminated, primarily due to closure of plant locations and consolidation of administrative functions.

This one-time charge includes the realignment of soup, sauces and juice production, the rationalization of administrative offices in the U.S., Europe and Australia, the closure of several production facilities and the divestiture of certain non-strategic businesses with annual sales of approximately $170 million, including Fresh Start Bakeries Inc. and Melbourne Mushrooms. The decision to discontinue production at certain facilities was precipitated by analyses of production capacity and the search for cost savings to fund investments for brand growth. The restructuring program is expected to be completed in fiscal 1999.

The restructuring program is expected to require pre-tax cash outflows of approximately $78 million, excluding proceeds from divestitures. Cash charges, the majority of which will be paid in fiscal 1999, relate primarily to severance, employee benefit costs and lease termination fees. Proceeds from the divestiture program, net of tax outflows and other cash transaction costs, are expected to result in increases in cash flow in fiscal 1999. Cash outflows are not expected to have a material adverse effect on the company's liquidity. The balance of the charge relates to non-cash charges for the expected loss on the disposition of plant assets and divestitures of businesses.

From this program, the company expects to realize approximately $74 million of ongoing annual pre-tax savings, of which approximately 70% is expected to be achieved in fiscal 1999. Expected annual savings are not necessarily indicative of future incremental earnings due to management's commitment to fund investments to grow brands and drive volume growth.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The company generated cash from operations of $757 million compared to $880 million last year. This decrease is principally due to changes in working capital, including spending on the restructuring program and a reduction in accounts payable due to timing of vendor payments.

Capital expenditures were $151 million versus $149 million last year. The company continues to aggressively manage its capital outlays and expects total expenditures to approximate $305 million in fiscal 1998.

During the year, the company acquired the Liebig soup business in France for approximately $180 million and the outstanding ordinary shares held by Arnotts Limited's minority shareholders for approximately $290 million.

In the first nine months, the company repurchased approximately 10.2 million shares versus 35.6 million shares last year. By repurchasing shares, the company expects to utilize existing cash and debt capacity to lower its cost of capital and increase returns to shareowners. The company's long-term strategy is to repurchase approximately two percent of its outstanding shares annually.

In December 1997, the company issued $300 million 6.15% notes due December 1, 2002. This issuance was the second draw down on the company's $1 billion shelf registration. Four hundred million dollars remain available under the shelf registration. In addition, the company entered into a one-year borrowing arrangement for approximately $100 million. Principal and interest payments are remitted monthly in accordance with the terms of the arrangement.

In February 1998, the company entered into a revolving credit facility which provides for aggregate funding of $750 million. In March 1998, the company borrowed $500 million under the facility and in connection with the spin-off of Vlasic, assigned the revolving credit facility and the outstanding debt obligation to Vlasic. The company used the net proceeds of $500 million to repay short-term debt.

OTHER MATTERS
-------------

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

RECENT DEVELOPMENTS
-------------------

On May 4, 1998, the company finalized the sale of its European candy operation, Continental Sweets Europe.

On May 26, 1998 the company announced it has reached an agreement to sell its European-based biscuit business, Delacre, for approximately $125 million. The agreement is subject to various regulatory approvals and the conclusion of consultation with employees and trade unions.

In June 1998, the company finalized the sale of the assets of its can-making operations at four of its North American thermal manufacturing plants for approximately $123 million. In conjunction with the transaction, the company entered into a long-term supply agreement with the buyer.

On June 2, 1998 the company announced that the Board of Directors approved a new program to repurchase up to $2 billion of the company's shares over the next three years. The authorization includes a continuation of the company's strategy of repurchasing approximately two percent of its outstanding shares annually.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income. The provisions of the statement are effective for fiscal years beginning after December 15, 1997.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position number 98-1 (SOP 98-1), "Accounting for the Costs of Software Developed or Obtained for Internal Use". SOP 98-1, which is effective for fiscal years beginning after December 15, 1998, is not expected to have a material impact on the company's consolidated financial position, results of operation or cash flow.

FORWARD LOOKING INFORMATION
---------------------------

From time to time, in written reports, including the fiscal 1997 Annual Report, and oral statements, we discuss our expectations regarding future performance of the company. These "forward-looking statements" are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that actual results could differ materially from those expressed or implied in the forward-looking statements. In addition, as discussed in the Management's Discussion and Analysis:

o The completion of the company's divestiture program depends on our ability to find buyers to purchase these businesses at prices we consider appropriate.

o The forecasted savings related to the company's restructuring program assumes that plant closings are completed and administrative functions are consolidated within the time frames used to develop the estimates.

o Utilization of the company's existing cash and debt capacity to repurchase its shares is contingent upon market conditions and potential alternative uses that may arise such as acquisition opportunities.

                                     PART II


        ITEM 1.    LEGAL PROCEEDINGS

        In management's opinion, there are no pending claims or litigation, the outcome of which would have a material effect on the consolidated results of operations, financial position, or cash flows of the company.

        As previously reported, in October 1995, at the request of the Environmental Protection Agency (EPA), the United States of America
        (USA) instituted an action in the United States District Court for the Eastern District of California, alleging, inter alia, that the company violated the Clean Air Act by operating certain can manufacturing equipment at its Sacramento, California facility without a valid permit and by failing to apply control technology to reduce air emissions. In August 1997, at the request of the EPA, the USA filed a second complaint alleging that the company violated the Clean Air Act by modifying certain can manufacturing equipment at the same facility without a permit, and without installing control technology. The second complaint also alleged that the company exceeded certain daily and quarterly emission limits. The company is disputing all of these alleged violations. The USA asserts in its complaints that it is seeking the imposition of civil penalties, calculated on a per diem/per violation basis, for each of the alleged violations. As noted above, the company is disputing liability for any and all of the violations alleged. In addition, the company is disputing the application of the maximum statutory penalty to any of the alleged violations and the USA's method of calculating applicable penalties, if any.

        Also, the Sacramento Metropolitan Air Quality Management District (District) issued Notices of Violations, between June 1996 and March 1997, alleging violations of the District rules relating to air emissions from the can manufacturing facility at the Sacramento plant. In October 1997, the company settled this matter without admitting liability.

        In December 1996, the EPA alleged that the company violated the Clean Water Act categorical pretreatment standards related to the level of the monitored surrogate parameter oil and grease at the can manufacturing operations of the Sacramento, California facility. After the company demonstrated continued compliance with the regulations, the EPA agreed to enter into a consent decree under which the company modified its waste water self-monitoring program for the total toxic organic parameter and will pay an administrative penalty of $10,445. The company expects to finalize the consent decree with the EPA in the fourth quarter of fiscal 1998. The additional cost for modifying the wastewater monitoring program is $1,500 per year. This administrative penalty and ongoing cost are not expected to have a material effect on the consolidated results of operations, financial position, or cash flows of the company.

        Communities for a Better Environment (CBE) sent a Clean Air Act Notice of Intent to Sue letter dated April 6, 1998, to the company. CBE claims that the company's Sacramento facility has used certain solvents allegedly in violation of emission limitations set by the District's Rules and has not complied with certain record-keeping requirements. These are the same issues that were raised in the District's Notices of Violation referred to above, which were settled with the District in October 1997. CBE contends, however, that the settlement with the District did not resolve the alleged violation arising from the use of certain solvents on the grounds that the District's method of settling the issue is not federally approved. The company disputes the alleged violation and denies liability. Although the company cannot predict the result of any CBE proceeding that may be filed at this early stage, the ultimate disposition is not expected to have a material effect on the consolidated results of operations, financial position, or cash flows of the company.

        The company has also been named as a potentially responsible party in a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. Although the impact of these proceedings cannot be predicted at this time due to the large number of other potentially responsible parties and the speculative nature of clean-up cost estimates, the ultimate disposition is not expected to have a material effect on the consolidated results of operations, financial position, or cash flows of the company.

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

       27    Financial Data Schedule.

b.    Reports on Form 8-K
      -------------------

      A Form 8-K reporting the March 30, 1998, spin-off of the company's Specialty Foods segment to its shareowners as an independent company, Vlasic Foods International Inc., together with the company's Pro Forma Consolidated Financial Information was filed with the SEC on April 14, 1998.






                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               CAMPBELL SOUP COMPANY





Date:  June 16, 1998                          By:/s/ Basil Anderson
                                                 --------------------
                                                 Basil Anderson
                                                 Executive Vice President and
                                                 Chief Financial Officer



                                              By:/s/ Ellen O. Kaden
                                                 --------------------
                                                 Ellen O. Kaden
                                                 Senior Vice President
                                                 Law and Government Affairs

                                INDEX TO EXHIBITS



Exhibit Number
--------------


     27              Financial Data Schedule.