Form 10-K405
period 1998-08-02
CAMPBELL SOUP CO
filed 1998-10-09
CIK 16732

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

OR THE FISCAL YEAR ENDED                                  COMMISSION FILE NUMBER
    AUGUST 2, 1998                                                1-3822

                              CAMPBELL SOUP COMPANY

      New Jersey                                          21-0419870
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

                        Yes    [X]       No    [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x]

         As of September 21, 1998, the aggregate market value of capital stock held by non-affiliates of the Registrant was $12,439,494,944. There were 445,585,204 shares of capital stock outstanding as of September 21, 1998.

             Portions of the Annual Report to Shareowners for the fiscal year ended August 2, 1998 are incorporated by reference into Parts I and II. Portions of the Notice of Annual Meeting and Proxy Statement dated October 9, 1998, for the Annual Meeting of Shareowners to be held on November 19, 1998, are incorporated by reference into Part III.

PART I

ITEM 1.   BUSINESS

THE COMPANY

Campbell Soup Company, together with its consolidated subsidiaries, is a global manufacturer and marketer of high quality, branded convenience food products. Campbell was incorporated as a business corporation under the laws of New Jersey on November 23, 1922; however, through predecessor organizations, it traces its heritage in the food business back to 1869. On March 30, 1998, the company spun off certain specialty foods businesses to its shareowners as an independent publicly-held company. The new company, Vlasic Foods International Inc., includes Swanson frozen foods, Vlasic pickles, and certain European and Argentine businesses, including Swift-Armour Sociedad Anonima Argentina. Additional information about the spin-off is incorporated by reference from Note 2 of the Notes to Consolidated Financial Statements on page 26 of the Company's 1998 Annual Report to Shareowners for the fiscal year ended August 2, 1998 ("1998 Annual Report").

During 1998, the company acquired Liebig, the leading wet soup brand in France, and the remaining thirty percent of the outstanding shares of Arnotts Limited, increasing its ownership of Arnotts Limited to 100%. The company divested its European-based Delacre biscuit business, Continental Sweets Europe, Boas B.V., its fresh mushroom business in Australia and Spring Valley Beverages Pty. Ltd. As part of its ongoing review of all vertically integrated operations, the company sold its poultry and can-making operations in the United States.

The company operates in three business segments: Soup and Sauces, Biscuits and Confectionery, and Foodservice. The Soup and Sauces segment includes the worldwide soup businesses, Prego spaghetti sauce, Franco-American pastas and gravies, Pace Mexican foods, Swanson broths and the V8 beverage business. The Biscuits and Confectionery segment includes the Pepperidge Farm, Godiva and Arnotts Limited businesses. The Foodservice segment consists of products distributed to the food service and home meal replacement markets and includes Campbell's Restaurant Soups, Pace Tabletop picante and Campbell's Specialty Kitchens entrees. See also "Management's Discussion and Analysis of Results of Operations and Financial Condition" at pages 20 to 23 of the company's 1998 Annual Report, which is incorporated herein by reference. Additional financial information about the company's business segments is incorporated by reference from Note 4 of the Notes to Consolidated Financial Statements on pages 26 and 27 of the 1998 Annual Report.

INGREDIENTS

The ingredients required for the manufacture of the company's food products are purchased from various suppliers. As a result of the company's portfolio reconfiguration program, the company sold or spun off certain of its ingredient and container operations and entered into various supply agreements covering those purchases. The company does not anticipate any material restrictions on availability or shortages of ingredients which would have a significant impact on the company's businesses.

While all such ingredients are available from numerous independent suppliers, raw materials are subject to fluctuations in price attributable to a number of factors, including changes in crop size, cattle cycles, government-sponsored agricultural programs and weather conditions during the growing and harvesting seasons. Ingredient inventories are at a peak during the late fall and decline during the winter and spring. Since many ingredients of suitable quality are available in sufficient quantities only at certain seasons, the company makes commitments for the purchase of such ingredients during their respective seasons.

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

Although the company owns a number of valuable patents, it does not regard any segment of its business as being dependent upon any single patent or any group of related patents.

COMPETITION

The company experiences vigorous competition for sales of its principal products in its major markets, both within the United States and abroad, from numerous competitors of varying sizes. The principal areas of competition are quality, price, advertising, promotion and service.

WORKING CAPITAL

For information relating to the company's cash and other working capital items, see pages 20 through 23 of the company's 1998 Annual Report in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition", which are incorporated herein by reference.

RESEARCH AND DEVELOPMENT

During the last three fiscal years, the company's expenditures on research activities relating to new products and the improvement of existing products were approximately $71 million in 1998, $68 million in 1997 and $76 million in 1996.

EMPLOYEES

At August 2, 1998, there were approximately 24,250 persons employed by the company, principally reflecting the effects of the spin-off.

FOREIGN OPERATIONS

For information with respect to the revenue, operating profitability and identifiable assets attributable to the company's foreign operations, see pages 26 and 27 of the 1998 Annual Report in the section of the Notes to Consolidated Financial Statements entitled "Business Segment and Geographic Area Information", which is incorporated herein by reference.

FINANCIAL INFORMATION

For information with respect to revenue, operating profitability and identifiable assets attributable to the company's business segments, see page 27 of the 1998 Annual Report in the section of the Notes to Consolidated Financial Statements entitled "Business Segments", which is incorporated herein by reference.

RECENT DEVELOPMENTS

The information presented on page 23 of the 1998 Annual Report in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" is incorporated herein by reference.

FORWARD-LOOKING STATEMENTS

From time to time, the company makes oral and written statements which reflect the company's current expectations regarding future results of operations, economic performance, financial condition and achievements of the company. The company tries, wherever possible, to identify these forward looking statements by using words such as "anticipate", "believe", "estimate", "expect" and similar expressions. These statements reflect the company's current plans and expectations and are based on information currently available to it. They rely on a number of assumptions and estimates which could be inaccurate and which are subject to risks and uncertainties.

Campbell wishes to caution the reader that the following important factors and those important factors described in other Securities and Exchange Commission filings, or in the company's 1998 Annual Report, could affect the company's actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, the company:

         - the impact of strong competitive response to the company's efforts to leverage its brand power with product innovation and new advertising;

         - the inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance;

         - the company's ability to achieve sales and earnings forecasts which are based on assumptions about sales volume;

         - the continuation of the company's successful record of integrating acquisitions into its existing operations and the availability of new acquisition and alliance opportunities that build shareowner wealth;

         - the company's ability to achieve its cost savings and capacity utilization objectives;

         - the impact of unforeseen economic and political changes in international markets where the company competes such as currency exchange rates, inflation rates, recession, foreign ownership restrictions and other external factors over which the company has no control; or

         - the ability of the company and its key service providers, vendors, suppliers, customers and governmental entities to replace, modify or upgrade computer systems in ways that adequately address the Year 2000("Y2K") issue. Specific factors that might cause actual results to vary materially from the results anticipated include the ability to identify and correct all relevant computer codes and embedded chips, unanticipated difficulties or delays in the implementation of the company's remediation plans and the ability of third parties to adequately address their own Y2K issues.

This discussion of uncertainties is by no means exhaustive but is designed to highlight important factors that may impact the company's outlook.

ITEM 2.  PROPERTIES

The company's principal executive offices and main research facilities are company-owned and located in Camden, New Jersey. The following table sets forth the company's principal manufacturing facilities:

PRINCIPAL MANUFACTURING FACILITIES

INSIDE THE U.S.                                OUTSIDE THE U.S.

CALIFORNIA               OHIO                  AUSTRALIA            GERMANY
-     City of Industry   -     Napoleon        -     Burwood        -   Duisburg
-     Dixon              -     Wauseon         -     Huntingwood    -   Gerwisch
-     Sacramento         -     Willard         -     Marleston      -   Lubeck
-     Stockton           PENNSYLVANIA          -     Shepparton     INDONESIA
CONNECTICUT              -     Denver          -     Virginia       -   Jawa Barat
-     Norwalk            -     Downington      BELGIUM              MALAYSIA
FLORIDA                  -     Reading         -     Brussels       -   Selangor Darul Ehsan
-     Lakeland           SOUTH CAROLINA        -     Puurs          MEXICO
HAWAII                   -     Aiken           CANADA               -   Guasave
                                               -     Listowel       -   Villagran
-     Captain Cook       TEXAS                 -     Toronto       PAPUA NEW GUINEA
ILLINOIS                 -     Paris           UNITED KINGDOM       -   Gordones
-     Downers Grove      UTAH                  -     King's Lynn    -   Melahang Lae
KANSAS                   -     Richmond        FRANCE
-     Kansas City        WISCONSIN             -     LePontet Cedex
MICHIGAN                 -     Milwaukee
-     Marshall
NEW JERSEY
-     South Plainfield
NORTH CAROLINA
-     Maxton


          The company also operates retail confectionery shops in the United States, Canada, Europe and Japan; retail bakery thrift stores in the United States; a mail order facility; and other plants and facilities at various locations in the United States and abroad.

Management believes that the company's manufacturing and processing plants are well maintained and are generally adequate to support the current operations of the businesses.

ITEM 3.  LEGAL PROCEEDINGS

In management's opinion, there are no pending claims or litigation, the outcome of which would have a material effect on the consolidated results of operations, financial position or cash flows of the company.

As previously reported, in October 1995, at the request of the Environmental Protection Agency (EPA), the United States of America (USA) instituted an action in the United States District Court for the Eastern District of California, alleging, inter alia, that the company violated the Clean Air Act by operating certain can manufacturing equipment at its Sacramento, California facility without a valid permit and by failing to apply control technology to reduce air emissions. In August 1997, at the request of the EPA, the USA filed a second complaint alleging that the company violated the Clean Air Act by modifying certain can manufacturing equipment at the same facility without a permit, and without installing control technology. The second complaint also alleged that the company exceeded certain daily and quarterly emission limits. The company disputes all of these alleged violations. The USA asserts in its complaints that it is seeking the imposition of civil penalties, calculated on a per diem/per violation basis, for each of the alleged violations. As noted above, the company disputes liability for any and all of the violations alleged and also has disputed the application of the maximum statutory penalty to any of the alleged violations and the USA's method of calculating applicable penalties, if any. The company anticipates that ongoing settlement discussions will lead to an amicable resolution of these cases on terms that are not expected to have a material effect on the consolidated results of operations, financial position or cash flows of the company.

Communities for a Better Environment (CBE) sent a Clean Air Act Notice of Intent to Sue letter dated April 6, 1998, to the company. CBE claims that the company's Sacramento facility has used certain solvents allegedly in violation of emission limitations set by the District's Rules and has not complied with certain record-keeping requirements. These are the same issues that were raised in notices of violation issued to the company by the Sacramento Metropolitan Air Quality Management District which were settled in October 1997, without admitting liability. CBE contends, however, that the settlement with the District did not resolve the alleged violation arising from the use of certain solvents on the grounds that the District's method of settling the issue is not federally approved. The company disputes the alleged violation and denies liability. The company anticipates that ongoing settlement discussions will lead to an amicable resolution of the CBE claim on terms that are not expected to have a material effect on the consolidated results of operations, financial position or cash flows of the company.

The company has also been named as a potentially responsible party in a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. Although the impact of these proceedings cannot be predicted at this time due to the large number of other potentially responsible parties and the speculative nature of clean-up cost estimates, the ultimate disposition of these proceedings is not expected to have a material effect on the consolidated results of operations, financial position or cash flows of the company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

EXECUTIVE OFFICERS OF CAMPBELL

The following list of executive officers as of October 2, 1998, is included as an item in Part I of this Form 10-K:

                                                                                                                 DATE FIRST
                NAME                                       PRESENT TITLE                            AGE        ELECTED OFFICER
                ----                                       -------------                            ---        ---------------
Dale F. Morrison                       President and Chief Executive Officer                        49              1995

Basil L. Anderson                      Executive Vice President and Chief Financial Officer         53              1996

Ellen Oran Kaden                       Senior Vice President - Law and                              47              1998
                                       Government Affairs

Robert Subin                           Senior Vice President - Global Sourcing and                  60              1988
                                       Engineering

F. Martin Thrasher                     Senior Vice President                                        47              1992
                                       President - Europe/Canada

David L. Albright                      Vice President                                               51              1992
                                       President - Pepperidge Farm

Jerry S. Buckley                       Vice President  - Public Affairs                             43              1997

T. Ron Gable                           Vice President - Supply Chain                                50              1998

Andrew K. Hughson                      Vice President                                               43              1997
                                       President - Asia/Pacific

Mark M. Leckie                         Vice President                                               45              1997
                                       President - U.S. Grocery

Gerald S. Lord                         Vice President - Controller                                  52              1993

R. David C. Macnair                    Vice President - Global Research and Development             44              1998

Craig W. Rydin                         Vice President                                               46              1997
                                       President - Campbell Away From Home

Edward F. Walsh                        Vice President - Human Resources                             57              1993


Each of the above-named officers has been employed by the company in an executive or managerial capacity for at least five years, except Basil L. Anderson, Jerry S. Buckley, T. Ron Gable, Andrew K. Hughson, Ellen Oran Kaden, Mark M. Leckie and Dale F. Morrison. Basil L. Anderson served as Chief Financial Officer (1992-1996) of Scott Paper Company prior to joining Campbell in 1996. Jerry S. Buckley served as Assistant Managing Editor, Gannett Company, Inc. (1994-1995) and Senior Editor/Senior Writer, U.S. News & World Report (1987-1994) prior to joining Campbell in 1995. T. Ron Gable served as Managing Partner, Coopers & Lybrand Manufacturing and Logistics Practice (1983-1998) prior to joining Campbell in 1998. Andrew K. Hughson served as General Manager, Kellogg France, Belgium and the Netherlands (1994-1996) and Assistant to the Chairman, Kellogg Company, Global Marketing (1993-1994) prior to joining Campbell in 1996. Ellen Oran Kaden served as Executive Vice President, General Counsel and Secretary (1994-1998) and Senior Vice President, General Counsel and Secretary (1993-1994) of CBS Inc. prior to joining Campbell in 1998. Mark M. Leckie served as Executive Vice President and General Manager of the Post Division (1993-1997) of Kraft, Inc. prior to joining Campbell in 1997. Dale F. Morrison served as President, Frito Lay North (1994-1995) and Vice President Marketing and Sales, Frito Lay Central Division (1993-1994) prior to joining Campbell in 1995.

There is no family relationship among any of the company's executive officers or between any such officer and any director of Campbell. Executive officers of Campbell are elected at the November 1998 meeting of the Board of Directors.


PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREOWNER MATTERS

Campbell's capital stock is listed and principally traded on the New York Stock Exchange. Campbell's capital stock is also listed and traded on the Philadelphia Stock Exchange, The International Stock Exchange of the United Kingdom and the Republic of Ireland Limited and the Swiss Exchange. On September 21, 1998, there were 38,085 holders of record of Campbell's capital stock. The market price and dividend information with respect to Campbell's capital stock are set forth on page 30 of the 1998 Annual Report in the section of the Notes to Consolidated Financial Statements entitled "Quarterly Data (unaudited)" which is incorporated herein by reference. Future dividends will be dependent upon future earnings, financial requirements and other factors.

ITEM 6. SELECTED FINANCIAL DATA

The information called for by this Item is set forth on page 32 of the 1998 Annual Report in the section entitled "Five-Year Review - Consolidated" which is incorporated herein by reference. Such information should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the company included in Item 8 of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information presented on pages 20 through 23 of the 1998 Annual Report in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information presented on page 22 of the 1998 Annual Report in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS

The information presented on pages 24 through 31 of the 1998 Annual Report is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 1, 5, 6, 7, and 7A, the 1998 Annual Report is not deemed to be filed as part of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections entitled "Election of Directors" and "Directors and Executive Officers Stock Ownership Reports" set forth on pages 1 through 4 and page 25 of Campbell's Notice of Annual Meeting and Proxy Statement dated October 9, 1998 (the "1998 Proxy Statement") are incorporated herein by reference.

The information required by this Item relating to the executive officers of Campbell is set forth in Part I of this Report on pages 6 and 7 under the heading "Executive Officers of Campbell".

ITEM 11. EXECUTIVE COMPENSATION

The information set forth on pages 15 through 24 of the 1998 Proxy Statement in the section entitled "Compensation of Executive Officers" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is set forth at pages 5 through 7 of the 1998 Proxy Statement in the sections entitled "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         1.       FINANCIAL STATEMENTS

         -        Consolidated Statements of Earnings for 1998, 1997 and 1996

         -        Consolidated Balance Sheets as of August 2, 1998 and August 3,
                  1997

         -        Consolidated Statements of Cash Flows for 1998, 1997 and 1996

         -        Consolidated Statements of Shareowners' Equity for 1998, 1997
                  and 1996

         -        Summary of Significant Accounting Policies

         -        Notes to Consolidated Financial Statements

         -        Report of Independent Accountants

         - The foregoing Financial Statements are incorporated into Part II, Item 8 of this Report by reference to pages 24 through 31 of the 1998 Annual Report.

         2.       FINANCIAL STATEMENT SCHEDULES

                  None.

         3.       EXHIBITS

                  3 (i) Campbell's Restated Certificate of Incorporation as amended through February 24, 1997, was filed with the Securities and Exchange Commission ("SEC") with Campbell's Form 10-Q for the quarterly period ended January 26, 1997, and is incorporated herein by reference.

                  3 (ii)   Campbell's By-Laws, effective as of July 15,
                           1997, were filed with the SEC with Campbell's Form 10-K for the fiscal year ended August 3, 1997, and are incorporated herein by reference.

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

                  10 (a) Campbell Soup Company 1984 Long-Term Incentive Plan, as amended on March 30, 1998.*

                  10 (b) Campbell Soup Company 1994 Long-Term Incentive Plan as amended on March 30, 1998.*

                  10 (c)   Campbell Soup Company Management Worldwide
                           Incentive Plan, as amended on November 17, 1994, was filed with the SEC with Campbell's 1994 Proxy Statement and is incorporated herein by reference.*

                  10 (d) Mid-Career Hire Pension Program, as amended on February 22, 1996, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended July 28, 1996, and is incorporated herein by reference.*

                  10 (e) Personal Choice, A Flexible Reimbursement Program for Campbell Soup Company Executives, effective August 1, 1994, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended July 30, 1995, and is incorporated herein by reference.*

                  10 (f) Supplemental Savings Plan, as amended on May 25, 1995, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended July 30, 1995, and is incorporated herein by reference.*

                  10 (g) Salary Deferral Plan, effective January 1, 1996, was filed with the SEC with Campbell's Form S-8 on February 6, 1996, and is incorporated herein by reference.*

                  10 (h)   Severance Protection Agreement dated April 1,
                           1998, with Ellen Oran Kaden, Senior Vice President - Law and Government Affairs. Agreements with eight (8) other executive officers are in all material respects the same as that with Ms. Ellen Oran Kaden.*

                  10 (i) Supplemental pension arrangement for David W. Johnson, Chairman, was filed with the SEC in Campbell's 1997 Proxy Statement on page 17 under the heading "Pension Plans", and is incorporated herein by reference.*

                  13 Pages 20 through 32 of Campbell's 1998 Annual Report to Shareowners for the fiscal year ended August 2, 1998.

                  21       Subsidiaries of Campbell.

                  23       Consent of Independent Accountants.

                  24 (a)   Power of Attorney.

                  24 (b)   Certified copy of the resolution of Campbell's
                           Board of Directors authorizing signatures pursuant to a power of attorney.

                  27 Financial Data Schedules (not considered to be filed).

                  * A management contract, compensatory plan or arrangement
                    required to be filed by Item 14(c) of this Report.

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed by Campbell during the fourth quarter of fiscal 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Campbell has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 9, 1998

                                         CAMPBELL SOUP COMPANY


                                         By:   /s/Basil L. Anderson
                                            ------------------------------------
                                               Basil L. Anderson
                                               Executive Vice President
                                               and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Campbell and in the capacity and on the date indicated.

Date:  October 9, 1998


           /s/Basil L. Anderson                 /s/Gerald S. Lord
           ---------------------------          ----------------------------
           Basil L. Anderson                    Gerald S. Lord
           Executive Vice President             Vice President - Controller
           and Chief Financial Officer

David W. Johnson                    Chairman and Director                  }
Dale F. Morrison                    President, Chief Executive             }
                                     Officer and Director
Alva A. App                         Director                               }
Edmund M. Carpenter                 Director                               }
Bennett Dorrance                    Director                               }
Thomas W. Field, Jr.                Director                               }
Kent B. Foster                      Director                               }
Harvey Golub                        Director                               }    By: /s/Ellen Oran Kaden
David K. P. Li                      Director                               }        Ellen Oran Kaden
Philip E. Lippincott                Director                               }        Senior Vice President -
Mary Alice Malone                   Director                               }        Law and Government Affairs
Charles H. Mott                     Director                               }
George M. Sherman                   Director                               }
Donald M. Stewart                   Director                               }
George Strawbridge, Jr.             Director                               }
Charlotte C. Weber                  Director                               }

                                INDEX OF EXHIBITS

Document

3(i) Campbell's Restated Certificate of Incorporation as amended through February 24, 1997 was filed with the Securities and Exchange Commission ("SEC") with Campbell's Form 10-Q for the quarterly period ended January 26, 1997, and is incorporated herein by reference.

3(ii) Campbell's By-Laws, effective as of June 15, 1997, were filed with the SEC with Campbell's Form 10-K for the fiscal year ended August 3, 1997, and are incorporated herein by reference.

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

10(a) Campbell Soup Company 1984 Long-Term Incentive Plan, as amended on March 30, 1998.

10(b) Campbell Soup Company 1994 Long-Term Incentive Plan as amended on March 30, 1998.

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

10(e) Personal Choice, Financial Reimbursement Program for Campbell Soup Company Executives, effective August 1, 1994, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended July 30, 1995, and is incorporated herein by reference.

10(f) Supplemental Savings Plan, as amended on May 25, 1995 was filed with the SEC with Campbell's Form 10-K for the fiscal year ended July 30, 1995 and is incorporated herein by reference.

10(g) Salary Deferral Plan, effective January 1, 1996, was filed with the SEC with Campbell's Form S-8 on 10(g) February 6, 1996, and is incorporated herein by reference.

10(h) Severance Protection Agreement dated April 1, 1998, with Ellen Oran Kaden, Senior Vice President - Law and Government Affairs. Agreements with eight (8) other executive officers are in all material respects the same as that with Ms. Ellen Oran Kaden.

10(i) Supplemental pension arrangement for David W. Johnson, Chairman, was filed with the SEC in Campbell's 1997 Proxy Statement on page 17 under the heading "Pension Plan", and is incorporated herein by reference.

13 Pages 20 through 32 of the company's Annual Report to Shareowners for the fiscal year ended August 2, 1998.

21       Subsidiaries (Direct and Indirect) of Campbell.

23       Consent of Independent Accountants.

24(a)    Power of Attorney.

24(b) Certified copy of the resolution of Campbell's Board of Directors authorizing signatures pursuant to a power of attorney.

27       Financial Data Schedules (not considered to be filed).