Form 10-Q
period 1998-11-01
CAMPBELL SOUP CO
filed 1998-12-16
CIK 16732

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                         COMMISSION FILE NUMBER
      NOVEMBER 1, 1998                                         1-3822


                             CAMPBELL SOUP COMPANY


      NEW JERSEY                                          21-0419870
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


                                 YES [X] NO [ ]



                 THERE WERE 444,577,922 SHARES OF CAPITAL STOCK
                      OUTSTANDING AS OF DECEMBER 1, 1998.

                         PART I. FINANCIAL INFORMATION
                       CAMPBELL SOUP COMPANY CONSOLIDATED
                             STATEMENTS OF EARNINGS
                                  (unaudited)
                      (millions, except per share amounts)

                                                                 Three Months Ended
                                                                 ------------------
                                                                NOVEMBER     November
                                                                1,  1998     2,  1997
                                                                --------     --------
Net  sales                                                       $1,804       $1,813
                                                                 ------       ------

Costs  and  expenses
     Cost  of  products  sold                                       830          893
     Marketing  and  selling  expenses                              420          370
     Administrative  expenses                                        78           81
     Research  and  development  expenses                            16           17
     Other  expenses                                                 13           25
                                                                 ------       ------
          Total  costs  and  expenses                             1,357        1,386
                                                                 ------       ------
Earnings  before  interest  and  taxes                              447          427
     Interest,  net                                                  44           43
                                                                 ------       ------
Earnings  before  taxes                                             403          384
Taxes  on  earnings                                                 139          132
                                                                 ------       ------
Earnings from continuing operations                                 264          252
Earnings from discontinued operations                                --           15
                                                                 ------       ------
Net earnings                                                     $  264       $  267
                                                                 ======       ======

Per  share - basic

    Earnings from continuing operations                          $  .59       $  .55
    Earnings from discontinued operations                            --          .03
                                                                 ------       ------
Net  earnings                                                    $  .59       $  .58
                                                                 ======       ======

Dividends                                                        $ .210       $ .193
                                                                 ======       ======

Weighted  average  shares  outstanding - basic                      448          458
                                                                 ======       ======



Per  share - assuming dilution

    Earnings from continuing operations                          $  .58       $  .54
    Earnings from discontinued operations                            --          .03
                                                                 ------       ------
Net  earnings                                                    $  .58       $  .57
                                                                 ======       ======


Weighted  average  shares  outstanding - assuming dilution          454          464
                                                                 ======       ======

See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED
                                 BALANCE SHEETS
                                   (unaudited)
                                   (millions)

                                                           NOVEMBER       August
                                                            1, 1998      2, 1998
                                                            -------      -------
Current assets
  Cash and cash equivalents
  Accounts receivable                                      $    19      $    16
  Inventories                                                  816          656
  Other current assets                                         658          564
                                                               202          204
                                                           -------      -------

        Total current assets                                 1,695        1,440
                                                           -------      -------

Plant assets, net of depreciation                            1,707        1,723
Intangible assets, net of amortization                       2,022        1,904
Other assets                                                   571          566
                                                           -------      -------
        Total assets                                       $ 5,995      $ 5,633
                                                           =======      =======


Current liabilities
  Notes payable                                            $ 1,332      $ 1,401
  Payable to suppliers and others                              544          506
  Accrued liabilities                                          590          638
  Dividend payable                                              94           95
  Accrued income taxes                                         278          163
                                                           -------      -------

        Total current liabilities                            2,838        2,803
                                                           -------      -------


Long-term debt                                               1,488        1,169
Nonpension postretirement benefits                             403          405
Other liabilities, including deferred
  income taxes of $246                                         414          382
                                                           -------      -------

        Total liabilities                                    5,143        4,759
                                                           -------      -------

Shareowners' equity
  Preferred stock; authorized 40 shares;
    None issued                                                 --           --
  Capital stock, $.0375 par value; authorized
    560 shares; issued 542 shares                               20           20
  Capital surplus                                              394          395
  Earnings retained in the business                          3,876        3,706
  Capital stock in treasury, at cost                        (3,282)      (3,083)
  Accumulated other comprehensive income                      (156)        (164)
                                                           -------      -------

         Total shareowners' equity                             852          874
                                                           -------      -------

Total liabilities and shareowners' equity                  $ 5,995      $ 5,633
                                                           =======      =======


See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (millions)

                                                             Three Months Ended
                                                             ------------------
                                                            NOVEMBER     November
                                                             1, 1998      2, 1997
                                                            --------     --------
Cash flows from operating activities:
  Earnings from continuing operations                         $ 264       $ 252
  Non-cash charges to net earnings
    Depreciation and amortization                                59          68
    Deferred taxes                                               (3)         (5)
    Other, net                                                   16          12
  Changes in working capital
    Accounts receivable                                        (160)       (240)
    Inventories                                                 (97)        (41)
    Other current assets and liabilities                        102         124
                                                              -----       -----

Net cash provided by operating activities                       181         170
                                                              -----       -----

Cash flows from investing activities:
  Purchases of plant assets                                     (47)        (44)
  Sales of plant assets                                           8           6
  Businesses acquired                                          (105)         --
  Other, net                                                     (4)         (5)
                                                              -----       -----

Net cash used in investing activities                          (148)        (43)
                                                              -----       -----

Cash flows from financing activities:
  Long-term borrowings                                          324          --
  Repayments of long-term borrowings                             (1)         (4)
  Short-term borrowings                                         457         309
  Repayments of short-term borrowings                          (551)        (54)
  Dividends paid                                                (95)       (176)
  Treasury stock purchases                                     (215)       (119)
  Treasury stock issuances                                       54          31
                                                              -----       -----

Net cash used in financing activities                           (27)        (13)
                                                              -----       -----

Net cash used in discontinued operations                         --         (75)
                                                              -----       -----

Effect of exchange rate changes on cash                          (3)         (2)
                                                              -----       -----

Net change in cash and cash equivalents                           3          37


Cash and cash equivalents - beginning of period                  16          17
                                                              -----       -----

Cash and cash equivalents - end of period                     $  19       $  54
                                                              =====       =====


See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED
                        STATEMENTS OF SHAREOWNERS' EQUITY
                                   (unaudited)
                      (millions, except per share amounts)


                                                         Capital stock
                                            ------------------------------------            Earnings   Accumulated
                                                  Issued         In treasury                retained      other          Total
                                            ----------------  ------------------   Capital   in the   comprehensive    shareowners'
                                             Shares   Amount  Shares      Amount   surplus  business      income         equity
                                            -------  -------  -------    -------  --------  --------  -------------    -----------
Balance  at  August 3,  1997                    542      $20     (84)    $(2,459)    $338     $3,571           $(50)      $1,420
Comprehensive income
  Net  earnings                                                                                  267                         267
  Foreign currency translation  adjustments                                                                      (1)          (1)
Dividends  ($.193  per  share)                                                                   (87)                        (87)
Treasury  stock  purchased                                        (2)       (119)                                           (119)
Treasury  stock  issued  under
  management incentive  and
  stock option plans                                               1           8       17                                     25
                                                ---      ---     ---     -------     ----     ------          ------      ------
Balance  at  November  2,  1997                 542      $20     (85)    $(2,570)    $355     $3,751           $(51)      $1,505
                                                ===      ===     ===     =======     ====     ======          ======      ======
BALANCE  AT  AUGUST 2,  1998                    542      $20     (94)    $(3,083)    $395     $3,706          $(164)        $874
Comprehensive income
  Net  earnings                                                                                  264                         264
  Foreign currency translation adjustments                                                                        8            8
Dividends  ($.210  per  share)                                                                   (94)                        (94)
Treasury  stock  purchased                                        (4)       (215)                                           (215)
Treasury  stock  issued  under
  management incentive  and
  stock option plans                                               1          16       (1)                                    15
                                                ---      ---     ---     -------     ----     ------          -----       ------
                                                542      $20     (97)    $(3,282)    $394     $3,876          $(156)      $  852
                                                ===      ===     ===     =======     ====     ======          =====       ======

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


(b)   New Accounting Pronouncement
      As of August 3, 1998, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", issued in June 1997. SFAS 130 establishes a standard for reporting of comprehensive income, which is comprised of net income and "other" comprehensive income items, in the financial statements. "Other" comprehensive income includes items recorded in shareowners' equity that are not the result of transactions with shareowners, such as foreign currency translation adjustments.

      As of November 1, 1998 and November 2, 1997, accumulated other comprehensive income, as reflected in the statements of shareowners' equity, represents the cumulative translation adjustment.

(c)   Discontinued Operations
      On September 9, 1997, the company announced its intention to spin off the Specialty Foods segment to its shareowners as an independent publicly-traded company. The spin-off, which qualified as a tax-free distribution to U.S. shareholders, was effective March 30, 1998. On this date, shareowners of record as of March 9, 1998 received one share of the common stock of the new company, Vlasic Foods International Inc. (Vlasic), for every ten shares of Campbell Soup Company capital stock.

      In March 1998, the company entered into a revolving credit facility and borrowed $500 million. In connection with the spin-off, the revolving credit facility and outstanding obligation of $500 million were assumed by Vlasic. In addition, the company received approximately $75 million from subsidiaries of Vlasic for repayment of certain advances.

      Results of discontinued operations for the quarter ended November 2, 1997 were as follows:


      Net sales                                                           $ 348
                                                                          =====

      Earnings before taxes                                               $  23

      Taxes on earnings                                                   $  (8)
                                                                          -----

      Earnings from discontinued operations                               $  15
                                                                          =====

(d)   Restructuring Charge
      A restructuring charge included in earnings from continuing operations of $262 million ($193 million after-tax or $.42 per share), was recorded in the third quarter fiscal 1998. This charge relates to the rationalization of certain U.S., European and Australian production and administrative facilities and anticipated losses on the divestitures of non-strategic businesses with annual sales of approximately $170 million. The restructuring program includes the elimination of approximately 750 employee positions.

      The restructuring charge includes approximately $78 million in cash charges primarily related to severance, employee benefit costs and lease termination fees. The balance relates to non-cash charges for estimated losses on the disposition of plant assets and divestitures of businesses. The company expects to complete the restructuring program by the fourth quarter fiscal 1999.

      A summary of the original reserve and related activity through November 1, 1998 is as follows:


                                                                               Balance at                     Balance at
                                                 Original                       August                         November
                                                 Reserves       Activity        2, 1998         Activity        1, 1998
                                                 --------       --------        --------        --------        -------
             Loss on asset dispositions and
             divestitures                          $209           $(58)           $151          $(43)            $108

             Severance and benefits                  41             (9)             32            (4)              28

             Other                                   12             (2)             10            (3)               7
                                                   ----           ----            ----          ----             ----
             TOTAL                                 $262           $(69)           $193          $(50)            $143
                                                   ====           ====            ====          ====             ====


(e)   Earnings Per Share
      The company adopted the provisions of SFAS No. 128, "Earnings per Share" ("EPS") as of the second quarter fiscal 1998. Prior periods have been restated to conform with the provisions of SFAS 128. For the periods presented in the Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution includes the incremental effect of stock options, except when such effect would be antidilutive.

(f)   Segment Information
      The company operates in three business segments: Soup and Sauces, Biscuits and Confectionery, and Away From Home. The segments are managed as strategic units due to their distinct manufacturing processes, marketing strategies and distribution channels.

      The Soup and Sauces segment includes the worldwide soup businesses, Prego spaghetti sauces, Pace Mexican sauces, Franco-American pastas and gravies, Swanson broths, and V8 beverages. The Biscuits and Confectionery segment includes the Godiva Chocolatier, Pepperidge Farm, Arnotts Limited and Delacre businesses. The Delacre business was sold in June 1998. Away From Home represents products, including Campbell's Soups and Campbell's Specialty Kitchen entrees, which are distributed to the food service and home meal replacement markets. See note (c) regarding the Specialty Foods segment, which has been reclassified as a discontinued operation.

      Accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those described in the summary of significant accounting policies included in the fiscal 1998 Annual Report. The company evaluates segment performance based on earnings before interest and taxes, excluding certain non-recurring charges. Away From Home products are principally produced by the tangible assets of the company's other segments. Accordingly, tangible assets have not been allocated to the Away From Home segment. Depreciation and amortization are allocated to Away From Home based on budgeted production hours. Transfers between segments are recorded at cost plus mark-up or at market.

November 1, 1998


                                                           Away                    Corporate
                          Soup and     Biscuits and        From                       and
                           Sauces     Confectionery        Home     Other(1)     Eliminations(2)     Total
                           ------     -------------        ----     --------     ---------------     -----
Net sales                  $1,288          362              127         40              (13)         $1,804

Earnings before
interest and taxes         $  390           58               16          3              (20)         $  447

Depreciation and
Amortization               $   31           20                3          2                3          $   59

Capital expenditures       $   27           13               --          3                4          $   47

Segment assets             $3,304        1,492              320        186              693          $5,995


November 2, 1997


                                                           Away                    Corporate
                          Soup and     Biscuits and        From                       and
                           Sauces     Confectionery        Home     Other(1)     Eliminations(2)     Total
                           ------     -------------        ----     --------     ---------------     -----
Net sales                  $1,215          408              107        104              (21)         $1,813

Earnings before
interest and taxes         $  371           59               15          1              (19)         $  427

Depreciation and
amortization               $   36           22                3          4                3          $   68

Capital expenditures       $   20           17               --          5                2          $   44

Segment assets(3)          $3,035        1,565              225        388              665          $5,878


(1) Represents financial information of certain prepared convenience food businesses not categorized as reportable segments.

(2) Represents elimination of intersegment sales, unallocated corporate expenses, and unallocated assets, including corporate offices, deferred taxes and pension assets.

(3)      Segment assets exclude net assets of discontinued operations of $729.

(g)   Inventories


                                                             NOVEMBER      August
                                                             1, 1998      2, 1998
                                                             -------      -------
Raw materials, containers and supplies                         $223         $205
Finished products                                               435          359
                                                                ---          ---
                                                               $658         $564
                                                               ====         ====


      Approximately 62% of inventory is accounted for on the last in, first out
      (LIFO) method of determining cost. If the first in, first out inventory valuation method had been used exclusively, inventories would not differ materially from the amounts reported at November 1, 1998 and August 2, 1998.


(h)   Notes Payable and Long-Term Debt
      In October 1998, the company issued $300 million of notes due October 2003 bearing interest at 4.75%. The issuance was the third draw down on the company's $1 billion shelf registration filed with the Securities and Exchange Commission in fiscal 1997. As of November 1, 1998, $100 million remains available for issuance under the shelf registration.


(i)   Forward Stock Purchase Program
      In October 1998, the company entered into a forward stock purchase contract to partially hedge the company's equity exposure from its stock option program. The contract, which matures in fiscal 2004, allows the company to repurchase 4.4 million shares at an average price of approximately $52 per share. The company may elect to settle the contract on a net share basis in lieu of physical settlement. The contract permits early settlement and may be renewed for an additional five-year term.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                              CAMPBELL SOUP COMPANY

RESULTS OF CONTINUING OPERATIONS

OVERVIEW

The company reported earnings from continuing operations of $264 million for the first quarter ended November 1, 1998, a 5% increase from the prior year. Diluted earnings per share from continuing operations increased 7% to $.58. Net sales, as reported, declined slightly primarily due to the impact of divestitures. Overall, net sales from ongoing businesses increased 7% in the quarter.

SALES

Sales in the quarter declined 1% to $1.80 billion from $1.81 billion last year. The change in sales was due to a 5% increase from volume and mix, 2% from higher selling prices, 2% from acquisitions, offset by a 10% decline due to divestitures and currency.

An analysis of net sales by segment follows:


(millions)                                     1999          1998        % CHANGE
----------                                     ----          ----        --------
Soup and Sauces                             $ 1,288       $ 1,215             6

Biscuits and Confectionery                      362           408           (11)

Away From Home                                  127           107            19
                                            -------       -------           ---

    Subtotal                                  1,777         1,730             3

Other                                            40           104           (62)

Intersegment                                    (13)          (21)
                                            -------       -------           ---
                                            $ 1,804       $ 1,813            (1)
                                            =======       =======           ===

The Soup and Sauces increase was due to worldwide wet soup unit volume growth of 7%. U.S. soup unit volume increased 4% led by double-digit sales growth in Chunky ready-to-serve soups and Simply Home premium soups in glass jars. Campbell's condensed tomato soup and Swanson broths reported solid sales growth, and new products such as Campbell's ready-to-serve tomato soup are showing strong early acceptance.

Outside the U.S., new Campbell's Deliciously Good soups in the United Kingdom and the Liebig business in France, acquired in December 1997, contributed to soup sales growth. In Asia-Pacific, soup sales grew at a double-digit rate primarily due to strong gains in Australia where the company continues to build upon its market leadership.

In beverages, V8 Splash continued its stellar sales growth.

Biscuits and Confectionery reported a decline in sales compared to first quarter 1998. The decline was primarily due to the divestiture of Delacre, the company's European biscuit business and adverse currency translation impact in Australia. Excluding the impact of the divestiture and currency, sales increased approximately 10%. This increase was led by Pepperidge Farm Goldfish crackers, Milano and Chocolate Chunk Classic cookies and stuffing mixes. Godiva Chocolatier contributed double-digit sales growth through expansion of its North American and Japanese retail outlets. Arnotts Limited reported increased sales, before the impact of currency, led by strong performance from its TimTams biscuits.

Away From Home sales increased by 19% primarily due to Stockpot, a premium refrigerated soup brand acquired during the quarter. In addition, U.S. foodservice sales increased due to growth in soup and V8 Splash. New Kettle merchandisers, which provide Campbell's brand soup in university cafeterias, convenience stores and other outlets, continue to build volume.

GROSS MARGIN

Gross margin, defined as net sales less cost of products sold, increased $54 million in the quarter. As a percent of sales, gross margin was 54% compared to 50.7% last year. The improvement was principally due to cost savings generated from global procurement initiatives and continued productivity gains in manufacturing facilities.

MARKETING AND SELLING EXPENSES

Marketing and selling expenses as a percent of sales increased to 23.3% from 20.4% last year. The increase is attributable to a double-digit increase in consumer and trade promotion driven by increased investment in the U.S. retail soup business.

ADMINISTRATIVE EXPENSES

Administrative expenses were relatively flat as a percent of sales compared to last year.

Other expenses declined as compared to last year primarily due to lower minority interest expense, reflecting the buy-out of Arnotts Limited and lower long-term incentive plan costs.

OPERATING EARNINGS

Segment operating earnings increased 5% for the first quarter versus the prior year. Excluding the impact of currency, operating earnings in ongoing businesses increased 6%.

An analysis of operating earnings by segment follow:



(millions)                                               1999     1998    % CHANGE
----------                                               ----     ----    --------
Soup and Sauces                                         $ 390    $ 371        5

Biscuits and Confectionery                                 58       59       (2)

Away From Home                                             16       15        7
                                                        -----    -----      ---
     Subtotal                                             464      445        4

Other                                                       3        1
                                                        -----    -----      ---

                                                          467      446        5
Corporate                                                 (20)     (19)
                                                        -----    -----      ---

                                                        $ 447    $ 427
                                                        -----    -----      ---


Soup and Sauces earnings were up 5% due to sales growth in Chunky ready-to-serve soups and V8 Splash beverages. In addition, our businesses in Europe and Asia-Pacific delivered double-digit earnings performance. The primary contributors were Liebig in France, Erasco in Germany and United Kingdom, South Asia and Japanese businesses. Earnings were adversely impacted by currency in Canada and heavy consumer and trade promotion spending for U.S. wet soup.

Biscuits and Confectionery earnings declined slightly to $58 million due to the divestiture of Delacre and adverse currency impact in Australia. Excluding the impact of the divestiture and currency, earnings increased 14%. Pepperidge Farm's Goldfish crackers and Milano and Chocolate Chunk Classic cookies delivered outstanding earnings performance and Godiva posted double-digit earnings growth.

Away From Home reported modest earnings growth to $16 million versus last year. Wet soup and V8 Splash in the U.S. foodservice channel were the primary contributors to the earnings growth.

NON-OPERATING ITEMS

Interest expense was relatively flat at $44 million versus prior year.

The effective tax rate was 34.5% compared to 34.4% last year.

DISCONTINUED OPERATIONS

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

In March 1998, the company entered into a revolving credit facility and borrowed $500 million. In connection with the spin-off, the revolving credit facility and outstanding obligation of $500 million were assumed by Vlasic. In addition, the company received approximately $75 million from subsidiaries of Vlasic for repayment of certain advances. See Note (c) of the Notes to Financial Statements for further discussion of the discontinued operations.

RESTRUCTURING CHARGE

A restructuring charge included in earnings from continuing operations of $262 million ($193 million after-tax or $.42 per share), was recorded in the third quarter fiscal 1998. This charge relates to the rationalization of certain U.S., European and Australian production and administrative facilities and anticipated losses on the divestitures of non-strategic businesses with annual sales of approximately $170 million. The restructuring program includes the elimination of approximately 750 positions.

The restructuring charge includes $78 million in cash charges primarily related to severance, employee benefit costs and lease termination fees. The balance relates to non-cash charges for estimated losses on the disposition of plant assets and divestitures of businesses. The company expects to realize approximately $74 million of ongoing annual pre-tax savings. Expected annual savings are not necessarily indicative of future incremental earnings due to management's commitment to fund investments to grow brands and drive volume growth. The company expects to complete the restructuring program by the fourth quarter fiscal 1999. See Note (d) of the Notes to Financial Statements for further discussion of the program and the related activity analysis.

LIQUIDITY AND CAPITAL RESOURCES

The company generated cash from operations of $181 million compared to $170 million last year. This increase is principally due to increased earnings versus prior year.

Capital expenditures were $47 million, an increase from $44 million last year. The company continues to aggressively manage its capital outlays and expects total expenditures to approximate $375 million in fiscal 1999.

In the quarter, the company acquired Stockpot, a premium refrigerated soup brand, for approximately $105 million.

In October 1998, the company issued $300 million of notes due October 2003 and bearing interest of 4.75%.

The company repurchased 4.2 million shares in the quarter versus 2.4 million last year. In October 1998, the company entered into a forward stock purchase contract to partially hedge the company's equity exposure from its stock option program. See Note (i) of the Notes to Financial Statements for further discussion of the contract.

YEAR 2000

Historically, certain computer programs were written using two digits rather than four to define the applicable year. Accordingly, the company's software may recognize a date using "00" as 1900 rather than the year 2000, which could result in computer systems failures or miscalculations, commonly referred to as the Year 2000 ("Y2K") issue. The Y2K issue can arise at any point in the company's supply, manufacturing, processing, distribution and financial chains. Incomplete or untimely resolution of the Y2K issue by the company, key suppliers, customers and other parties could have a material adverse effect on the company's results of operations, financial condition and cash flows. To address the Y2K issue, the company has established a Worldwide Year 2000 Business Action Council, led by an Executive Steering Committee of the company's senior management, including representatives of each of the company's business segments and corporate functions, to oversee and regularly review the status of the readiness plan discussed below. In addition, the company has established a Worldwide Project Office responsible for the day-to-day oversight and coordination of the Y2K remediation, replacement and testing of business systems. This project office reports to the company's Chief Information Officer.

The company's plan for addressing the Y2K issue is divided into three major phases: Business Systems Inventory and Assessment, Remediation and Replacement and Testing.

- Business Systems Inventory and Assessment - The internal inventory portion of this phase, which commenced in 1997, was designed to identify internal business systems that were susceptible to system failure or processing errors as a result of the Y2K issue. This phase is substantially complete. Approximately 700 worldwide information technology business systems (IT) have been inventoried and approximately 200 are Y2K compliant and 500 are non-compliant. It has been determined that approximately 400 of the non-compliant systems require remediation and the remaining 100 systems will be retired or replaced. In addition, the company has substantially completed the inventory and assessment of its non-information technology systems (Non-IT). The remediation and replacement of these systems, which include manufacturing production lines and equipment, elevators, heating, ventilation and air conditioning systems and water treatment systems, is included in the remediation and replacement plan discussed below. As part of this phase, significant service providers, vendors, suppliers, customers and governmental entities that are believed to be critical to business operations after January 1, 2000, are being identified and steps undertaken to ascertain their stage of Y2K readiness through questionnaires, interviews, on-site visits and other available means.

- Remediation and Replacement - The company has developed and is in the process of implementing its remediation and replacement plan for all affected systems including IT and Non-IT systems. This phase, which commenced in 1998, is approximately 45% complete. The company's plan established priorities for remediation or replacement. The business systems considered most critical to ongoing operations are being given the highest priority. The company has prioritized its business systems into "Mission Critical" and "All Other". "Mission Critical" systems are defined as business systems such as Business Planning and Control Process manufacturing, Sales Order Billing and Warehouse Management systems, that, if shut down or interrupted, could have a material adverse effect on the company's results of operations, financial condition and cash flows. "All Other" systems are defined as business systems such as Data Warehouse and Job Bidding systems that, if shut down or interrupted, may have an adverse impact on the company. The company is utilizing internal and external resources to execute the plan and expects to substantially complete all remediation and replacement of "Mission Critical" systems by third quarter 1999 and "All Other" systems by fourth quarter fiscal 1999. The company is on schedule to meet these objectives.

-        Testing - This phase is ongoing as systems are remediated and replaced.
         The company's efforts in this phase include testing by users and approval by appropriate local and Y2K project management that the remediated or replaced systems are Y2K compliant. The company expects to substantially complete testing of "Mission Critical" systems by third quarter 1999 and "All Other" systems by first quarter fiscal 2000.

Because the company's Y2K compliance is dependent upon key third parties also being Y2K compliant on a timely basis, there can be no guarantee that the company's efforts will prevent a material adverse impact on its results of operations, financial condition and cash flows. The possible consequences to the company or its business partners not being fully Y2K compliant include, temporary plant closings, delays in the delivery of finished products, delays in the receipt of key ingredients, containers and packaging supplies, invoice and collection errors and inventory and supply obsolescence. These consequences could have a material adverse effect on the company's results of operations, financial condition and cash flows if the company is unable to conduct its business in the ordinary course as a result of the Y2K issue. The company believes that its readiness program, including the contingency plans discussed below, should significantly reduce the adverse effect any such disruptions may have.

The company is developing contingency plans to mitigate the potential disruptions that may result from the Y2K issue. These plans may include identifying and securing alternate suppliers of ingredients, containers, packaging materials and utilities, adjusting manufacturing facility production, shutdown and start-up schedules, stockpiling of finished product inventories and other measures considered appropriate by management. Once developed and approved, contingency plans, and the related cost estimates, will be continually refined, as additional information becomes available.

The company currently estimates that the aggregate cost of its Y2K efforts will be approximately $50 million, of which $18 million has been incurred to date. These costs, except for capital costs of approximately $4 million, are being expensed as incurred and are being funded through operating cash flows. The company expects to incur Y2K costs of approximately $30-35 million in 1999.

(Millions)
----------
                                          Current     Costs     Estimated Costs
Components                               Estimates   Incurred     to Complete
----------                               ---------   --------   ---------------
External Consulting                        $ 27        (14)         $ 13

Hardware/Software Upgrades                   17        ( 4)           13

Other                                         6         --             6
                                           ----       ----          ----


                                           $ 50        (18)         $ 32
                                           ====       ====          ====


The company believes that such costs will not have a material impact on the company's results of operations, financial condition or cash flows.

RECENT DEVELOPMENTS

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. This standard is effective for fiscal years beginning after June 15, 1999 and establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. The company is currently assessing the impact of the adoption on the company's financial statements. Based on the company's current portfolio, it is not expected that adoption of this statement will have a material effect on the company's results of operations, financial condition or cash flows.

FORWARD-LOOKING STATEMENTS

This quarterly report contains certain statements which reflect the company's current expectations regarding future results of operations, economic performance, financial condition and achievements of the company. The company has tried, wherever possible, to identify these forward looking statements by using words such as "anticipate," "believe," "estimate," "expect" and similar expressions. These statements reflect the company's current plans and expectations and are based on information currently available to it. They rely on a number of assumptions and estimates which could be inaccurate and which are subject to risks and uncertainties.

Campbell wishes to caution the reader that the following important factors and those important factors described elsewhere in the commentary, or in other Securities and Exchange Commission filings, could affect the company's actual results and could cause such results to vary materially from those expressed in any forward looking statements made by, or on behalf of, the company:

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

- the impact of unforeseen economic and political changes in international markets where the company competes such as currency exchange rates, inflation rates, recession, foreign ownership restrictions and other external factors over which the company has no control; and

- the ability of the company and its key service providers, vendors, suppliers , customers and governmental entities to replace, modify or upgrade computer systems in ways that adequately address the Y2K issue. Specific factors that might cause actual results to vary materially from the results anticipated include the ability to identify and correct all relevant computer codes and embedded chips, unanticipated difficulties or delays in the implementation of the company's remediation plans and the ability of third parties to adequately address their own Y2K issues.

This discussion of uncertainties is by no means exhaustive but is designed to highlight important factors that may impact the company's outlook.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For information regarding the company's exposure to certain market risks, see
Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Annual Report on Form 10-K for Fiscal 1998. Except as described in note (i) to the financial statements, there have been no significant changes in the company's portfolio of financial instruments or market risk exposures which have occurred since year-end.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

In management's opinion, there are no pending claims or litigation, the outcome of which would have a material effect on the consolidated results of operations, financial position or cash flows of the company.

As previously reported, in October 1995, at the request of the Environmental Protection Agency (EPA), the United States of America (USA) instituted an action in the United States District Court for the Eastern District of California, alleging, inter alia, that the company violated the Clean Air Act by operating certain can manufacturing equipment at its Sacramento, California facility without a valid permit and by failing to apply control technology to reduce air emissions. In August 1997, at the request of the EPA, the USA filed a second complaint alleging that the company violated the Clean Air Act by modifying certain can manufacturing equipment at the same facility without a permit, and without installing control technology. The second complaint also alleged that the company exceeded certain daily and quarterly emission limits. The USA asserted in its complaints that it was seeking the imposition of civil penalties, calculated on a per diem/per violation basis, for each of the alleged violations. The company disputed liability for any and all of the violations alleged and also disputed the application of the maximum statutory penalty to any of the alleged violations and the USA's method of calculating applicable penalties, if any. In or about late October 1998, the company, EPA and the Department of Justice agreed to resolve the two cases amicably under the terms of a proposed consent decree, which was published in the Federal Register on November 13, 1998. Under the proposed consent decree, which the District Court for the Eastern District of California is expected to consider for approval thirty (30) days after it was published in the Federal Register, the company admits no liability. Other significant terms of the proposed consent decree are that the company will pay a civil penalty of $1,215,000, the three-piece can line at the Sacramento facility will be shut down by August 1, 2000 and the company will transfer certain emission reduction credits to the Environmental Resource Trust, a non-profit organization. The proposed consent decree is not expected to have a material effect on the consolidated results of operations, financial position or cash flows of the company.

Communities for a Better Environment (CBE) sent a Clean Air Act Notice of Intent to Sue letter dated April 6, 1998 to the company. CBE claimed that the company's Sacramento facility has used certain solvents allegedly in violation of emission limitations set by the Sacramento Metropolitan Air Quality Management District's (Air District) Rules and has not complied with certain record-keeping requirements. These are the same issues that were raised in notices of violation issued to the company by the Air District which were settled in October 1997, without admitting liability. CBE contends, however, that the settlement with the Air District did not resolve the alleged violation arising from the use of certain solvents on the grounds that the Air District's method of settling the issue is not federally approved. The company disputes the alleged violation and denies liability. The company and CBE have agreed to settle CBE's claim under the terms of a proposed consent decree, which was submitted to the Department of Justice and to the EPA for comment on November 20, 1998. These agencies have 45 days to comment on the proposed consent decree. Assuming that the EPA and the Justice Department support the terms of the proposed settlement, the company anticipates that CBE will ask the District Court for the Eastern District of California to approve the proposed consent decree in early 1999. Under the proposed consent decree, in which the company admits no liability, certain equipment which used solvents that were the subject of CBE's claim will be shut down at the Sacramento, California facility by

August 1, 2000. Other significant provisions of the proposed consent decree are that the company will donate certain emission reduction credits to the Air District and will donate the total amount of $85,000 to two non-profit organizations, in lieu of paying any civil penalty or CBE attorney's fee. The terms of the proposed consent decree are not expected to have a material effect on the consolidated results of operations, financial position or cash flows of the company.

The company has also been named as a potentially responsible party in a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. Although the impact on these proceedings cannot be predicted at this time due to the large number of other potentially responsible parties and the speculative nature of clean-up cost estimates, the ultimate disposition is not expected to have a material effect on the consolidated results of operations, financial position, or cash flows of the company.


ITEM 5.  CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements which are based on management's current views and assumptions regarding future events and financial performance. These statements are qualified by reference to the section "Forward-Looking Statements" in Item 1 of the registrant's Annual Report on Form 10-K for the fiscal year ended August 2, 1998. See Item 1 for a description of important factors that could impact the company's strategic growth plan goals and cause actual results to differ materially from those expressed or implied in the forward-looking statements.


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

         27       Financial Data Schedules.

         b.       Reports on Form 8-K
                  -------------------
                  There were no reports on Form 8-K filed by the company during the first quarter of fiscal 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CAMPBELL SOUP COMPANY



Date: December 16, 1998                 By:  /s/ Basil Anderson
                                             -----------------------------------
                                             Basil Anderson
                                             Executive Vice President and
                                             Chief Financial Officer


                                        By:  /s/ Ellen Oran Kaden
                                             -----------------------------------
                                             Ellen Oran Kaden
                                             Senior Vice President
                                             Law and Government Affairs

                                INDEX TO EXHIBITS



Exhibit Number


     27              Financial Data Schedule.
     27.1            Financial Data Schedule.