Form 10-Q
period 1999-01-31
CAMPBELL SOUP CO
filed 1999-03-17
CIK 16732

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  FOR THE QUARTERLY PERIOD ENDED                     COMMISSION FILE NUMBER
         JANUARY 31, 1999                                     1-3822


                             CAMPBELL SOUP COMPANY


            NEW JERSEY                             21-0419870
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


                              YES [X]      NO [ ].


      THERE WERE 436,187,108 SHARES OF CAPITAL STOCK OUTSTANDING AS OF MARCH 9, 1999.


================================================================================

                         PART I. FINANCIAL INFORMATION
                       CAMPBELL SOUP COMPANY CONSOLIDATED
                             STATEMENTS OF EARNINGS
                                  (unaudited)
                      (millions, except per share amounts)

                                                            Three Months Ended                  Six Months Ended
                                                        --------------------------------------------------------------
                                                        January           February          January           February
                                                        31, 1999          1, 1998           31, 1999          1, 1998
                                                        --------          --------          --------          --------
Net sales                                                $1,832            $2,012            $3,636            $3,825
----------------------------------------------------------------------------------------------------------------------

Costs and expenses
  Cost of products sold                                     856               955             1,686             1,848
  Marketing and selling expenses                            511               459               931               829
  Administrative expenses                                    74                80               152               160
  Research and development expenses                          17                16                33                34
  Other expenses                                              3                16                16                41
----------------------------------------------------------------------------------------------------------------------
    Total costs and expenses                              1,461             1,526             2,818             2,912
----------------------------------------------------------------------------------------------------------------------
Earnings before interest and taxes                          371               486               818               913
  Interest, net                                              42                43                86                86
----------------------------------------------------------------------------------------------------------------------
Earnings before taxes                                       329               443               732               827
Taxes on earnings                                           110               152               249               284
----------------------------------------------------------------------------------------------------------------------

Earnings from continuing operations                         219               291               483               543
Earnings from discontinued operations                        --                20                --                35
Cumulative effect of change in accounting principle          --               (11)               --               (11)
----------------------------------------------------------------------------------------------------------------------
Net earnings                                             $  219            $  300            $  483            $  567
======================================================================================================================


Per share - basic

  Earnings from continuing operations                    $  .49            $  .64            $ 1.08            $ 1.19
  Earnings from discontinued operations                      --               .04                --               .07
  Cumulative effect of change in accounting principle        --              (.02)               --              (.02)
----------------------------------------------------------------------------------------------------------------------
Net earnings                                             $  .49            $  .66            $ 1.08            $ 1.24
======================================================================================================================

Dividends                                                $ .225            $ .210            $ .435            $ .403
======================================================================================================================

Weighted average shares outstanding - basic                 444               457               446               457
======================================================================================================================


Per share - assuming dilution

  Earnings from continuing operations                    $  .49            $  .63            $ 1.07            $ 1.18
  Earnings from discontinued operations                      --               .04                --               .07
  Cumulative effect of change in accounting principle        --              (.02)               --              (.02)
----------------------------------------------------------------------------------------------------------------------
Net earnings                                             $  .49            $  .65            $ 1.07            $ 1.23
======================================================================================================================

Weighted average shares outstanding - assuming dilution     449               462               451               463
======================================================================================================================

See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED
                                 BALANCE SHEETS
                                   (unaudited)
                                   (millions)

                                                     JANUARY        August
                                                    31, 1999       2, 1998
                                                    --------       -------
Current assets
  Cash and cash equivalents                         $    30        $    16
  Accounts receivable                                   705            656
  Inventories                                           621            564
  Other current assets                                  217            204
--------------------------------------------------------------------------
      Total current assets                            1,573          1,440
--------------------------------------------------------------------------
Plant assets, net of depreciation                     1,719          1,723
Intangible assets, net of amortization                2,001          1,904
Other assets                                            581            566
--------------------------------------------------------------------------
      Total assets                                  $ 5,874        $ 5,633
==========================================================================

Current liabilities
  Notes payable                                     $ 1,721        $ 1,401
  Payable to suppliers and others                       468            506
  Accrued liabilities                                   518            638
  Dividend payable                                      100             95
  Accrued income taxes                                  217            163
--------------------------------------------------------------------------
      Total current liabilities                       3,024          2,803
--------------------------------------------------------------------------

Long-term debt                                        1,338          1,169
Nonpension postretirement benefits                      401            405
Other liabilities, including deferred
  income taxes of $245 and $246                         420            382
--------------------------------------------------------------------------
      Total liabilities                               5,183          4,759
--------------------------------------------------------------------------
Shareowners' equity
  Preferred stock; authorized 40 shares;
    None issued                                          --             --
  Capital stock, $.0375 par value; authorized
    560 shares; issued 542 shares                        20             20
  Capital surplus                                       386            395
  Earnings retained in the business                   3,996          3,706
  Capital stock in treasury, at cost                 (3,541)        (3,083)
  Accumulated other comprehensive income               (170)          (164)
--------------------------------------------------------------------------
      Total shareowners' equity                         691            874
--------------------------------------------------------------------------

Total liabilities and shareowners' equity           $ 5,874        $ 5,633
==========================================================================


      See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (millions)

                                                                         Six Months Ended
                                                                         ----------------
                                                                  JANUARY                    February
                                                                 31, 1999                     1, 1998
                                                                 --------                    --------
Cash flows from operating activities:
  Net earnings, excluding discontinued operations                $   483                     $   532
  Non-cash charges to net earnings
    Cumulative effect of accounting change                            --                          11
    Depreciation and amortization                                    123                         133
    Deferred income taxes                                             (3)                          7
    Other, net                                                        (1)                         20
  Changes in working capital
    Accounts receivable                                              (47)                       (223)
    Inventories                                                      (62)                         39
    Other current assets and liabilities                            (104)                         (5)
----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                            389                         514
----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of plant assets                                         (126)                        (90)
  Sales of plant assets                                                8                           9
  Businesses acquired                                               (105)                       (472)
  Sale of businesses                                                  --                          21
  Other, net                                                          (8)                         (5)
----------------------------------------------------------------------------------------------------
Net cash used in investing activities                               (231)                       (537)
----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Long-term borrowings                                               325                         370
  Repayments of long-term borrowings                                  (2)                        (16)
  Short-term borrowings                                              737                       1,054
  Repayments of short-term borrowings                               (588)                       (716)
  Dividends paid                                                    (188)                       (272)
  Treasury stock purchases                                          (489)                       (304)
  Treasury stock issuances                                            64                          49
----------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                 (141)                        165
----------------------------------------------------------------------------------------------------
Net cash used in discontinued operations                              --                         (50)
----------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                               (3)                        (11)
----------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                               14                          81

Cash and cash equivalents - beginning of period                       16                          17
----------------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                        $    30                     $    98
====================================================================================================


      See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                        STATEMENTS OF SHAREOWNERS' EQUITY

                                   (unaudited)
                      (millions, except per share amounts)


                                                         Capital stock
                                              ---------------------------------
                                                  Issued           In treasury               Earnings    Accumulated
                                              ---------------   ---------------              retained       other          Total
                                                                                   Capital    in the     comprehensive  shareowners'
                                              Shares   Amount   Shares   Amount    surplus   business       income         equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance  at  August 3,  1997                    542      $20      (84)   ($2,459)    $338     $3,571         ($50)        $1,420
Comprehensive income
  Net  earnings                                                                                  567                         567
  Foreign currency translation  adjustments                                                                   (62)           (62)
Dividends  ($.403  per  share)                                                                  (183)                       (183)
Treasury  stock  purchased                                         (6)      (304)                                           (304)
Treasury  stock  issued  under
  management incentive  and
  stock option plans                                                2         14       32                                     46
-----------------------------------------------------------------------------------------------------------------------------------

Balance  at  February  1,  1998                 542      $20      (88)   ($2,749)    $370     $3,955        ($112)        $1,484
===================================================================================================================================
Balance  at  August 2,  1998                    542      $20      (94)   ($3,083)    $395     $3,706        ($164)          $874
Comprehensive income
  Net  earnings                                                                                  483                         483
  Foreign currency translation adjustments                                                                     (6)            (6)
Dividends  ($.435  per  share)                                                                  (193)                       (193)
Treasury  stock  purchased                                         (9)      (489)                                           (489)
Treasury  stock  issued  under
  management incentive  and
  stock option plans                                                2         31       (9)                                    22
-----------------------------------------------------------------------------------------------------------------------------------

Balance  at  January  31,  1999                 542      $20     (101)   ($3,541)    $386     $3,996        ($170)          $691
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


(b)   New Accounting Pronouncement

      As of August 3, 1998, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", issued in June 1997. SFAS 130 establishes a standard for reporting of comprehensive income, which is comprised of net income and "other" comprehensive income items, in the financial statements. "Other" comprehensive income includes items recorded in shareowners' equity that are not the result of transactions with shareowners, such as foreign currency translation adjustments. Prior year financial statements have been reclassified to conform to SFAS 130.

      The components of comprehensive income are as follows:

                                                 Three Months Ended                Six Months Ended
                                              January           February         January           February
                                             31, 1999            1, 1998        31, 1999            1, 1998
                                             --------           -------         --------           --------
            Net earnings                       $ 219             $ 300             $ 483             $ 567

            Foreign currency
            translation adjustments              (14)              (61)               (6)              (62)
                                               -----             -----             -----             -----

            Comprehensive income               $ 205             $ 239             $ 477             $ 505
                                               =====             =====             =====             =====

      As of January 31, 1999 and February 1, 1998, accumulated other comprehensive income is comprised entirely of the cumulative translation adjustment.

(c)   Discontinued Operations

      Effective March 30, 1998, the company spun off the Specialty Foods segment to its shareowners as an independent publicly-traded company. The spin-off qualified as a tax-free distribution to U.S. shareholders. Shareowners of record as of March 9, 1998 received one share of the common stock of the new company, Vlasic Foods International Inc. (Vlasic), for every ten shares of Campbell Soup Company capital stock.

      Results of discontinued operations were as follows:

                                                      Three Months Ended         Six Months Ended
                                                       February 1, 1998          February 1, 1998
                                                       ----------------          ----------------
            Net sales                                        $ 330                     $ 637
                                                             =====                     =====

            Earnings before taxes                            $  32                     $  56

            Taxes on earnings                                $ (12)                    $ (21)
                                                             -----                     -----

            Earnings from discontinued operations            $  20                     $  35
                                                             =====                     =====

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

      A summary of the original reserve and related activity through January 31, 1999 is as follows:

                                                                                    Balance at                         Balance at
                                                  Original                            August                            January
                                                  Reserves          Activity          2, 1998            Activity       31, 1999
            Loss on asset dispositions and
            divestitures                           $ 209             $ (58)            $ 151             $ (49)            $ 102

            Severance and benefits                    41                (9)               32                (7)               25

            Other                                     12                (2)               10                (6)                4
            ---------------------------------------------------------------------------------------------------------------------
            TOTAL                                  $ 262             $ (69)            $ 193             $ (62)            $ 131
            ====================================================================================================================

(e)   Earnings Per Share

      The company adopted the provisions of SFAS No. 128, "Earnings per Share"("EPS") as of the second quarter fiscal 1998. For the periods presented in the Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution includes the incremental effect of stock options.

(f)   Cumulative Effect of Change In Accounting Principle

      In the second quarter fiscal 1998, the company adopted the provisions of the Emerging Issues Task Force (EITF) consensus ruling on Issue 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation." The unamortized balance of previously capitalized business process reengineering costs was written off as a cumulative effect of change in accounting principle of $11 million or $.02 per share, net of an income tax benefit of approximately $7 million.

(g)   Segment Information

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

JANUARY 31, 1999

                                                                Away                      Corporate
                          Soup and            Biscuits and      From                         and
THREE MONTHS ENDED         Sauces            Confectionery      Home        Other(1)     Eliminations(2)           Total
------------------         ------            -------------      ----        --------     ---------------           -----
Net sales                 $ 1,278                 407            135           36             (24)                $ 1,832

Earnings before
interest and taxes        $   291                  71             16            4             (11)                $   371

Depreciation and
amortization              $    33                  21              3            2               5                 $    64

Capital expenditures      $    53                  14              -            6               6                 $    79


                                                                Away                       Corporate
SIX MONTHS ENDED           Soup and          Biscuits and       From                          and
----------------            Sauces          Confectionery       Home        Other(1)      Eliminations(2)          Total
                            ------          -------------       ----        --------      ---------------          -----
Net sales                 $  2,567                769            262           75                  (37)           $  3,636

Earnings before
interest and taxes        $    681                129             32            7                  (31)           $    818

Depreciation and
amortization              $     64                 41              6            4                    8            $    123

Capital expenditures      $     80                 27              -            9                   10            $    126

Segment assets            $  3,210              1,466            318          172                  708            $  5,874


(1) Represents financial information of certain prepared convenience food businesses not categorized as reportable segments.

(2) Represents elimination of intersegment sales, unallocated corporate expenses, and unallocated assets, including corporate offices, deferred income taxes and prepaid pension assets.

FEBRUARY 1, 1998


                                                                Away                      Corporate
                          Soup and            Biscuits and      From                         and
Three Months Ended         Sauces            Confectionery      Home        Other(1)     Eliminations(2)           Total
------------------         ------            -------------      ----        --------     ---------------           -----
Net sales                 $ 1,383                 428            118          103                (20)             $ 2,012

Earnings before
interest and taxes        $   396                 76              16            5                 (7)             $   486

Depreciation and
amortization              $    30                 22               2            5                  5              $    64

Capital expenditures      $    25                 14               -            3                  4              $    46


                                                                Away                       Corporate
Six Months Ended           Soup and          Biscuits and       From                          and
-----------------           Sauces          Confectionery       Home        Other(1)      Eliminations(2)          Total
                            ------          -------------       ----        --------      ---------------          -----
Net sales                 $  2,598                837            225          207                (42)             $ 3,825

Earnings before
interest and taxes        $    767                135             31            6                (26)             $   913

Depreciation and
amortization              $     66                 44              4            9                 10              $   133

Capital expenditures      $     45                 30              -            8                  7              $    90

Segment assets(3)         $  3,047              1,725            220          382                696              $ 6,070


(1) Represents financial information of certain prepared convenience food businesses not categorized as reportable segments.

(2) Represents elimination of intersegment sales, unallocated corporate expenses and unallocated assets, including corporate offices, deferred income taxes and prepaid pension assets.

(3) Segment assets as of February 1, 1998 exclude net assets of discontinued operations of $720.

(h)   Inventories

                                                   JANUARY           August
                                                   31, 1999          2, 1998
                                                   --------          -------
Raw materials, containers and supplies              $ 215             $ 205
Finished products                                     406               359
---------------------------------------------------------------------------
                                                    $ 621             $ 564
===========================================================================

      Approximately 70% of inventory is accounted for on the last in, first out
      (LIFO) method of determining cost. If the first in, first out inventory valuation method had been used exclusively, inventories would not differ materially from the amounts reported at January 31, 1999 and August 2, 1998.


(i)   Notes Payable and Long-Term Debt

      In October 1998, the company issued $300 million of notes due October 2003 bearing interest at 4.75%. The issuance was the third draw down on the company's $1 billion shelf registration filed with the Securities and Exchange Commission in fiscal 1997. As of February 1, 1999, $100 million remains available for issuance under the shelf registration.

(j)   Forward Stock Purchase Program

      In October 1998, the company entered into a forward stock purchase contract to partially hedge the company's equity exposure from its stock option program. The contract, which matures in fiscal 2004, allows the company to repurchase approximately 8 million shares at an average price of approximately $49 per share. The company may elect to settle the contract on a net share basis in lieu of physical settlement. The contract permits early settlement and may be extended for an additional five-year term.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                              CAMPBELL SOUP COMPANY


RESULTS OF CONTINUING OPERATIONS

OVERVIEW

The company's sales and earnings from continuing operations declined in the second quarter ended January 31, 1999 due to lower shipments of U.S. wet soup and increased marketing investment across the portfolio. On January 11, 1999 the company announced major cost savings initiatives in its supply chain operations. The immediate effect of these initiatives was lower U.S. wet soup shipments. Going forward these initiatives should result in the pattern of shipments across the year being more level than in the past with resulting efficiencies in supply chain operations which are expected to generate $100 million in annualized cost savings. These savings are expected to be realized through reduced trade spending and lower costs of procurement, manufacturing, shipping and storage of products. Net sales, as reported, declined 9%, while sales excluding currency and divestitures declined 4%. Earnings from continuing operations and diluted earnings per share from continuing operations were down 25% and 22%, respectively.

In the second quarter ended February 1, 1998, the company adopted Emerging Issues Task Force Consensus No. 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation." The impact of this required accounting change was $11 million after-tax or $.02.

For the six months ended January 31, 1999, sales and earnings declined due to lower shipments of U.S. wet soup and increased marketing spending. Net sales, as reported, declined 5%, however, excluding currency and divestitures, sales from ongoing businesses increased 2%. Earnings from continuing operations and diluted earnings per share from continuing operations declined 11% and 9%, respectively.

SECOND QUARTER

SALES

Sales in the quarter declined 9% to $1.83 billion from $2.01 billion last year. The change in sales was due to an 8% decrease from volume and mix, a 5% decline due to divestitures, offset by 2% from higher selling prices and 2% from acquisitions.

An analysis of net sales by segment follows:

(millions)                                 1999            1998       % CHANGE
----------                                 ----            ----       --------
Soup and Sauces                          $1,278          $1,383          (8)

Biscuits and Confectionery                  407             428          (5)

Away From Home                              135             118          14
-----------------------------------------------------------------------------
    Subtotal                              1,820           1,929          (6)

Other                                        36             103         (65)

Intersegment                                (24)            (20)
-----------------------------------------------------------------------------
                                         $1,832          $2,012          (9)
=============================================================================

The Soup and Sauces decrease was due to worldwide wet soup volume decline of 15%, including a U.S. wet soup volume decline of 20%. As previously discussed, the U.S. wet soup volume decline was a result of the company's decision to implement changes to its supply chain operations which primarily impacted shipments of condensed soup. This worldwide wet soup volume decline was in contrast to increased consumer demand for U.S. soups driven by ready-to-serve products including Chunky and Simply Home, and Swanson broths.

Outside the U.S., Canada delivered strong wet soup sales. In Europe, Erasco soups in Germany and Liebig soups in France, acquired in December 1997, contributed to sales growth. In Asia-Pacific, soup sales were up due primarily to strong gains in Australia where we are increasing our market leadership and Cheong Chan in Malaysia.

In beverages, V8 Splash continued its stellar top-line performance.

Biscuits and Confectionery reported a decline in sales compared to second quarter 1998. The decline was primarily due to the divestiture of Delacre, the company's European biscuit business, and adverse currency translation impact in Australia. Excluding the impact of the divestiture and currency, sales increased approximately 7%. This increase was led by Pepperidge Farm Goldfish crackers, Chocolate Chunk classic cookies and Swirl bread. Godiva Chocolatier contributed double-digit sales growth through expansion of its North American, European and Japanese retail outlets. Arnotts Limited (Arnotts) reported increased sales led by strong performance from TimTams biscuits and Kettle chips. In addition, Arnotts' introduction of Goldfish crackers in the Australian market earlier in the fiscal year continued to exceed expectations.

Away From Home sales increased by 14% primarily due to Stockpot, a premium refrigerated soup brand acquired in the first quarter of fiscal 1999. In addition, U.S. foodservice sales increased due to growth in soup and V8 Splash. New Campbell soup kettles, which provide Campbell's branded soup in university cafeterias, convenience stores and other outlets, continued to build volume.

GROSS MARGIN

Gross margin, defined as net sales less cost of products sold, decreased $81 million in the quarter. As a percent of sales, gross margin was 53.3% compared to 52.5% last year. The improvement in margin percentage was principally due to higher selling prices, cost savings generated from global procurement initiatives and continued productivity gains in manufacturing facilities.

MARKETING AND SELLING EXPENSES

Marketing and selling expenses as a percent of sales increased to 27.9% from 22.8% last year. The increase is attributable to a double-digit increase in trade marketing spending driven by increased investment in the U.S. retail wet soup business and competitive pressures on the Pepperidge Farm frozen business and Arnotts' biscuits business in Australia.

ADMINISTRATIVE EXPENSES

Administrative expenses were flat as a percent of sales compared to last year.

OTHER EXPENSES

Other expenses declined as compared to last year primarily due to lower long-term incentive plan costs.

OPERATING EARNINGS

Segment operating earnings decreased 23% for the second quarter versus the prior year.

An analysis of operating earnings by segment follows:

(millions)                                 1999                1998            % CHANGE
----------                                 ----               -----           --------
Soup and Sauces                           $ 291               $ 396               (27)

Biscuits and Confectionery                   71                  76                (7)

Away From Home                               16                  16                --
---------------------------------------------------------------------------------------
     Subtotal                               378                 488               (23)

Other                                         4                   5
---------------------------------------------------------------------------------------
                                            382                 493               (23)
Corporate                                   (11)                 (7)
---------------------------------------------------------------------------------------
                                          $ 371               $ 486
---------------------------------------------------------------------------------------

Soup and Sauces earnings were down 27% due to lower U.S. condensed soup shipments and increased marketing spending. This earnings shortfall was slightly offset by strong earnings performance by U.S. ready-to-serve soups and several international wet soup businesses including Erasco in Germany, Campbell's in Australia, Cheong Chan in Malaysia and the contribution of Liebig in France, which was acquired in December 1997.

Biscuits and Confectionery earnings declined to $71 million due to the divestiture of Delacre in June 1998 and heavy trade spending in Pepperidge Farm's frozen business and Arnotts' biscuits business in Australia. This decline was slightly mitigated by Pepperidge Farm's Goldfish crackers and Chocolate Chunk classic cookies earnings performance and Godiva's double-digit earnings growth.

Away From Home earnings were flat versus last year.

NON-OPERATING ITEMS

Net interest expense was flat versus prior year.

The effective tax rate was 33.4% compared to 34.3% last year due to a shift in the mix of earnings to lower tax jurisdictions.

SIX MONTHS

SALES

Sales for the six months declined 5% to $3.64 billion from $3.83 billion last year. The change in sales was due to a 1% decrease from volume and mix, a 7% decline due to divestitures and currency, offset by 2% from higher selling prices and 1% from acquisitions.

An analysis of net sales by segment follows:

(millions)                                 1999            1998       % CHANGE
----------                                 ----            ----       --------
Soup and Sauces                          $2,567          $2,598            (1)

Biscuits and Confectionery                  769             837            (8)

Away From Home                              262             225            16
-------------------------------------------------------------------------------
    Subtotal                              3,598           3,660            (2)

Other                                        75             207           (64)

Intersegment                                (37)            (42)
-------------------------------------------------------------------------------
                                         $3,636          $3,825            (5)
================================================================================

The Soup and Sauces decline was due to worldwide wet soup volume decline of 5%, including U.S. wet soup volume decrease of 9%. This worldwide wet soup volume decline was offset by continued strong consumer demand for U.S. ready-to-serve soups including Chunky and Simply Home and Swanson broths.

Outside the U.S., Liebig soups in France contributed to European sales growth and Cheong Chan in Malaysia led sales growth in Asia-Pacific.

V8 Splash also continued its strong sales performance.

Biscuits and Confectionery reported a decline in sales compared to 1998. The decline was primarily due to the divestiture of Delacre and adverse currency translation impact in Australia. Excluding the impact of the divestiture and currency, sales increased approximately 8%. This increase was led by Pepperidge Farm Goldfish crackers, Chocolate Chunk classic cookies and Swirl bread. Godiva Chocolatier contributed double-digit sales growth through expansion of its North American, European and Japanese retail outlets. Arnotts Limited reported increased sales, before the impact of currency, led by strong performance from its TimTams biscuits.

Away From Home sales increased by 16% primarily due to Stockpot, a premium refrigerated soup brand acquired during the first quarter of fiscal 1999. In addition, U.S. foodservice sales increased due to growth in soup and V8 Splash. New Campbell soup kettles increased branded soup sales in university cafeterias, convenience stores and other outlets, and continue to expand the Campbell's brand presence in the away-from-home market.

GROSS MARGIN

Gross margin, defined as net sales less cost of products sold, decreased $27 million year-to-date. As a percent of sales, gross margin was 53.6% compared to 51.7% last year. The improvement in margin percentage was principally due to selling price increases, cost savings generated from global procurement initiatives and continued productivity gains in manufacturing facilities.

MARKETING AND SELLING EXPENSE

Marketing and selling expenses as a percent of sales increased to 25.6% from 21.7% last year. The increase is attributable to a double-digit increase in trade marketing spending driven by increased investment in the U.S. retail wet soup business and competitive pressures on the Pepperidge Farm and Arnotts' businesses.

ADMINISTRATIVE EXPENSES

Administrative expenses were flat as a percent of sales compared to last year.

OTHER EXPENSES

Other expenses declined as compared to last year primarily due to lower minority interest expense, reflecting the buy-out of Arnotts Limited in fiscal 1998, and lower long-term incentive plan costs.

OPERATING EARNINGS

Segment operating earnings decreased 10% versus the prior year. Excluding the impact of currency, operating earnings in ongoing businesses decreased 8%.

An analysis of operating earnings by segment follows:

(millions)                         1999          1998        % CHANGE
----------                         ----          ----        --------
Soup and Sauces                   $ 681         $ 767           (11)

Biscuits and Confectionery          129           135            (4)

Away From Home                       32            31             3
-------------------------------------------------------------------

    Subtotal                        842           933           (10)

Other                                 7             6
-------------------------------------------------------------------
                                    849           939           (10)

Corporate                           (31)          (26)
-------------------------------------------------------------------
                                  $ 818         $ 913
-------------------------------------------------------------------

Soup and Sauces earnings were down 11% due to lower U.S. condensed soup shipments and increased marketing spending. This earnings shortfall was slightly offset by strong earnings performance by U.S. ready-to-serve soups and several international wet soup businesses including Erasco, Liebig, Campbell's in Australia and Cheong Chan in Malaysia. In addition, V8 Splash continues to deliver exceptional year-to-date earnings growth.

Biscuits and Confectionery earnings declined to $129 million due to the divestiture of Delacre in June 1998 and adverse currency impact in Australia. Excluding the impact of the divestiture and currency, earnings increased 4%. Pepperidge Farm's Goldfish crackers and Chocolate Chunk classic cookies delivered outstanding earnings performance and Godiva posted double-digit earnings growth.

Away From Home reported earnings growth to $32 million versus last year. Wet soup and V8 Splash in the U.S. foodservice channel were the primary contributors to the earnings growth.

NON-OPERATING ITEMS

Net interest expense was flat at $86 million versus prior year.

The effective tax rate was 34.0% compared to 34.3% last year.

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

The restructuring charge includes $78 million in cash charges primarily related to severance, employee benefit costs and lease termination fees. The balance relates to non-cash charges for estimated losses on the disposition of plant assets and divestitures of businesses. The company expects to realize approximately $74 million of ongoing annual pre-tax savings from this plan. Expected annual savings are not necessarily indicative of future incremental earnings due to management's commitment to fund investments to grow brands and drive volume growth. The company expects to complete the restructuring program by the fourth quarter fiscal 1999. See Note (d) of the Notes to Financial Statements for further discussion of the program and the related activity analysis.

LIQUIDITY AND CAPITAL RESOURCES

The company generated cash from operations of $389 million compared to $514 million last year. This decline is primarily due to lower earnings and changes in working capital, including an increase in inventories due to lower U.S. wet soup shipments and spending on restructuring programs.

Capital expenditures were $126 million, an increase from $90 million last year. The company continues to aggressively manage its capital outlays and expects total expenditures to approximate $325 million in fiscal 1999.

In the first quarter, the company acquired Stockpot, a premium refrigerated soup brand, for approximately $105 million.

In October 1998, the company issued $300 million of notes due October 2003 and bearing interest of 4.75%.

In the first six months, the company repurchased 9.3 million shares versus 5.7 million last year. By repurchasing shares, the company expects to utilize existing cash and debt capacity to lower its cost of capital and increase returns to shareowners. The company's long-term strategy is to repurchase approximately two percent of its outstanding shares annually.

In October 1998, the company entered into a forward stock purchase contract to partially hedge the company's equity exposure from its stock option program. See Note (j) of the Notes to Financial Statements for further discussion of the contract.

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

- Business Systems Inventory and Assessment - The internal inventory portion of this phase, which commenced in 1997, was designed to identify internal business systems that were susceptible to system failure or processing errors as a result of the Y2K issue. This phase is complete. Approximately 700 worldwide information technology business systems (IT) were inventoried and approximately 200 were Y2K compliant and 500 were identified as non-compliant. It was determined that approximately 400 of the non-compliant systems require remediation and the remaining 100 systems will be retired or replaced. In addition, the company has completed the inventory and assessment of its non-information technology systems (Non-IT). The remediation and replacement of these systems, which include manufacturing production lines and equipment, elevators, heating, ventilation and air conditioning systems and water treatment systems, is included in the remediation and replacement plan discussed below. As part of this phase, significant service providers, vendors, suppliers, customers and governmental entities that are believed to be critical to business operations after January 1, 2000, were being identified and steps undertaken to ascertain their stage of Y2K readiness through questionnaires, interviews, on-site visits and other available means.

- Remediation and Replacement - The company has developed and is in the process of implementing its remediation and replacement plan for all affected systems including IT and Non-IT systems. This phase, which commenced in 1998, is approximately 69% complete. The company's plan established priorities for remediation or replacement. The business systems considered most critical to ongoing operations are being given the highest priority. The company has prioritized its business systems into "Mission Critical" and "All Other". "Mission Critical" systems are defined as business systems such as Business Planning and Control Process manufacturing, Sales Order Billing and Warehouse Management systems, that, if shut down or interrupted, could have a material adverse effect on the company's results of operations, financial condition and cash flows. "All Other" systems are defined as business systems such as Data Warehouse and Job Bidding systems that, if shut down or interrupted, may have an adverse impact on the company. The company is utilizing internal and external resources to execute the plan and expects to substantially complete all remediation and replacement of "Mission Critical" systems by third quarter fiscal 1999 and "All Other" systems by fourth quarter fiscal 1999. The company is on schedule to meet these objectives.

- Testing - This phase is ongoing as systems are remediated and replaced. The company's efforts in this phase include testing by users and approval by appropriate local and Y2K project management that the remediated or replaced systems are Y2K compliant. The company expects to substantially complete testing of "Mission Critical" systems by third quarter fiscal 1999 and "All Other" systems by first quarter fiscal 2000.

Because the company's Y2K compliance is dependent upon key third parties also being Y2K compliant on a timely basis, there can be no guarantee that the company's efforts will prevent a material adverse impact on its results of operations, financial condition and cash flows. The possible consequences to the company or its business partners not being fully Y2K compliant include temporary plant closings, delays in the delivery of finished products, delays in the receipt of key ingredients, containers and packaging supplies, invoice and collection errors and inventory and supply obsolescence. These consequences could have a material adverse effect on the company's results of operations, financial condition and cash flows if the company is unable to conduct its business in the ordinary course as a result of the Y2K issue. The company believes that its readiness program, including the contingency plans discussed below, should significantly reduce the adverse effect any such disruptions may have.

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

The company currently estimates that the aggregate cost of its Y2K efforts will be approximately $50 million, of which $24 million has been incurred to date. These costs, except for capital costs of approximately $4 million, are being expensed as incurred and are being funded through operating cash flows. The company expects to incur Y2K costs of approximately $30-35 million in fiscal 1999.

(millions)

                                     Current            Costs       Estimated Costs
Components                          Estimates         Incurred        to Complete
----------                          ---------         --------        -----------
External Consulting                   $ 27              (14)            $ 13

Hardware/Software Upgrades              17              (10)               7

Other                                    6               --                6
                                      ----             ----             ----
                                      $ 50              (24)            $ 26
                                      ====             ====             ====

The company believes that such costs will not have a material impact on the company's results of operations, financial condition or cash flows.

RECENT DEVELOPMENTS

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. This standard, effective for fiscal years beginning after June 15, 1999, requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. The company is currently assessing the impact of the adoption on the company's financial statements. Based on the company's current portfolio, it is not expected that adoption of this statement will have a material effect on the company's results of operations, financial condition or cash flows.

The existing currencies of certain member countries of the European Union are being phased out and have been effectively replaced with the European Union's common currency, the Euro, as of January 1, 1999. On this date, a fixed conversion rate was established between the existing currencies and the Euro. National currencies will be eliminated over a period ending January 1, 2002. The company does not believe that the conversion to the Euro will have a material impact on its financial condition.

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

The company wishes to caution the reader that the following important factors and those important factors described elsewhere in the commentary, or in other Securities and Exchange Commission filings of the company, could affect the company's actual results and could cause such results to vary materially from those expressed in any forward looking statements made by, or on behalf of, the company:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For information regarding the company's exposure to certain market risks, see
Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Annual Report on Form 10-K for fiscal 1998. Except as described in Note (j) of the Notes to Financial Statements, there have been no significant changes in the company's portfolio of financial instruments or market risk exposures which have occurred since year-end.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

In management's opinion, there are no pending claims or litigation, the outcome of which would have a material effect on the consolidated results of operations, financial position or cash flows of the company.

As previously reported, in October 1995, at the request of the Environmental Protection Agency (EPA), the United States of America (USA) instituted an action in the United States District Court for the Eastern District of California, alleging, inter alia, that the company violated the Clean Air Act by operating certain can manufacturing equipment at its Sacramento, California facility without a valid permit and by failing to apply control technology to reduce air emissions. In August 1997, at the request of the EPA, the USA filed a second complaint alleging that the company violated the Clean Air Act by modifying certain can manufacturing equipment at the same facility without a permit, and without installing control technology. The second complaint also alleged that the company exceeded certain daily and quarterly emission limits. The USA asserted in its complaints that it was seeking the imposition of civil penalties, calculated on a per diem/per violation basis, for each of the alleged violations. The company disputed liability for any and all of the violations alleged and also disputed the application of the maximum statutory penalty to any of the alleged violations and the USA's method of calculating applicable penalties, if any. In or about late October 1998, the company, EPA and the Department of Justice agreed to resolve the two cases amicably under the terms of a consent decree, which was published in the Federal Register on November 13, 1998. The District Court for the Eastern District of California approved the consent decree on February 4, 1999. Under the terms of the consent decree, the company admits no liability. The consent decree also provides that the company will pay a civil penalty of $1,215,000, the three-piece can line at the Sacramento facility will be shut down by August 1, 2000 and the company will transfer certain emission reduction credits to the Environmental Resource Trust, a non-profit organization. The company paid the civil penalty on February 22, 1999. The consent decree is not expected to have a material effect on the consolidated results of operations, financial position or cash flows of the company.

Communities for a Better Environment (CBE) sent a Clean Air Act Notice of Intent to Sue letter dated April 6, 1998 to the company. CBE claimed that the company's Sacramento facility has used certain solvents allegedly in violation of emission limitations set by the Sacramento Metropolitan Air Quality Management District's (Air District) Rules and has not complied with certain record-keeping requirements. These are the same issues that were raised in notices of violation issued to the company by the Air District which were settled in October 1997, without admitting liability. CBE contends, however, that the settlement with the Air District did not resolve the alleged violation arising from the use of certain solvents on the grounds that the Air District's method of settling the issue is not federally approved. The company disputes the alleged violation and denies liability. The company and CBE have agreed to settle CBE's claim under the terms of a consent decree, which was approved by the District Court for the Eastern District of California on February 16, 1999. Under the consent decree, in which the company admits no liability, certain equipment which used solvents that were the subject of CBE's claim will be shut down at the Sacramento, California facility by August 1, 2000. Other significant provisions of the proposed consent decree are that the company will donate certain emission reduction credits to the Air District and will donate the total amount of $85,000 to two non-profit organizations, in lieu of paying any civil penalty or CBE attorney's fee. The terms of the consent decree are not expected to have a material effect on the consolidated results of operations, financial position or cash flows of the company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Campbell's Annual Meeting of Shareowners was held on November 19, 1998.

(c) The matters voted upon and the results of the vote are as follows:

Election of Directors

      ======================================================================
                                                   Number of Shares
      ======================================================================
                    Name                       For                Withheld
      ======================================================================
      Alva A. App                          396,426,644           1,008,546
      ======================================================================
      Edmund M. Carpenter                  396,523,897             911,293
      ======================================================================
      Bennett Dorrance                     396,511,291             923,899
      ======================================================================
      Thomas W. Field, Jr.                 396,521,735             913,455
      ======================================================================
      Kent B. Foster                       396,328,454           1,106,736
      ======================================================================
      Harvey Golub                         370,238,758          27,196,432
      ======================================================================
      David W. Johnson                     396,451,465             983,725
      ======================================================================
      David K. P. Li                       367,688,676          29,746,514
      ======================================================================
      Philip E. Lippincott                 396,491,909             943,281
      ======================================================================
      Mary Alice Malone                    396,505,760             929,430
      ======================================================================
      Dale F. Morrison                     396,515,322             919,868
      ======================================================================
      Charles H. Mott                      396,505,557             929,633
      ======================================================================
      George M. Sherman                    396,510,092             925,098
       ======================================================================
      Donald M. Stewart                    396,509,293             925,897
      ======================================================================
      George Strawbridge, Jr.              396,497,687             937,503
      ======================================================================
      Charlotte C. Weber                   396,501,722             933,468
      ======================================================================

Ratification of Appointment of Independent Accountants

         ======================================================================================================
                                                                                                Broker Non-
                                                    For           Against      Abstentions         Votes
         ======================================================================================================
         Ratification of Appointment of         396,152,199       473,475        809,516            -0-
         Accountants
         ======================================================================================================

Shareowner Proposal Concerning Proxy Format

         ======================================================================================================
                                                                                                 Broker Non-
                                                 For            Against        Abstentions          Votes
         ======================================================================================================
         Shareowner Proposal Concerning       6,578,210       356,595,840       10,725,171       23,535,969
         Proxy Format
         ======================================================================================================

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

      27    Financial Data Schedules.

      b.    Reports on Form 8-K

            There were no reports on Form 8-K filed by the company during the second quarter of fiscal 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CAMPBELL SOUP COMPANY



Date: March 17, 1999                      By: /s/ Basil Anderson
                                              --------------------------------
                                              Basil Anderson
                                              Executive Vice President and
                                              Chief Financial Officer


                                          By: /s/ Ellen Oran Kaden
                                              --------------------------------
                                              Ellen Oran Kaden
                                              Senior Vice President
                                              Law and Government Affairs

                                INDEX TO EXHIBITS


Exhibit Number
--------------

     27           Financial Data Schedule.
     27.1         Financial Data Schedule.