Form 10-Q
period 1999-05-02
CAMPBELL SOUP CO
filed 1999-06-16
CIK 16732

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                           COMMISSION FILE NUMBER
         MAY 2, 1999                                             1-3822


                          [CAMPBELL SOUP COMPANY LOGO]

      NEW JERSEY                                          21-0419870
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


                         YES   [X]             NO  [ ].



THERE WERE 434,170,301 SHARES OF CAPITAL STOCK OUTSTANDING AS OF JUNE 10, 1999.

                          PART I. FINANCIAL INFORMATION

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                             STATEMENTS OF EARNINGS

                                   (unaudited)
                      (millions, except per share amounts)



                                                                      Three Months Ended               Nine Months Ended
                                                                      -------------------             --------------------
                                                                        MAY         May                 MAY          May
                                                                      2, 1999     3, 1998             2, 1999      3, 1998
                                                                      -------     -------             -------      -------
Net  sales                                                            $ 1,492     $ 1,572             $ 5,128      $ 5,397
------------------------------------------------------------------------------------------------------------------------------------

Costs  and  expenses
     Cost  of  products  sold                                             730         775               2,416        2,623
     Marketing  and  selling  expenses                                    370         397               1,301        1,226
     Administrative  expenses                                              69          84                 221          244
     Research  and  development  expenses                                  15          18                  48           52
     Other  expenses                                                       24          20                  40           61
     Restructuring charge                                                  --         262                  --          262
------------------------------------------------------------------------------------------------------------------------------------
          Total  costs  and  expenses                                   1,208       1,556               4,026        4,468
------------------------------------------------------------------------------------------------------------------------------------
Earnings  before  interest  and  taxes                                    284          16               1,102          929
     Interest,  net                                                        43          45                 129          131
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss)  before  taxes                                            241         (29)                973          798
Taxes  on  earnings                                                        79           7                 328          291
------------------------------------------------------------------------------------------------------------------------------------

Earnings (loss) from continuing operations                                162         (36)                645          507
Loss from discontinued operations                                          --         (54)                 --          (18)
Cumulative effect of change in accounting principle                        --          --                  --          (11)
------------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                   $   162     $   (90)            $   645      $   478
====================================================================================================================================



Per  share - basic

    Earnings (loss) from continuing operations                        $   .37     $  (.08)            $  1.46      $  1.11
    Loss from discontinued operations                                      --        (.12)                 --         (.04)
    Cumulative effect of change in accounting principle                    --          --                  --         (.02)
------------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                   $   .37     $  (.20)            $  1.46      $  1.05
====================================================================================================================================

Dividends                                                             $  .225     $  .210             $  .660      $  .613
====================================================================================================================================

Weighted  average  shares  outstanding - basic                            438         453                 443          456
====================================================================================================================================

Per  share - assuming dilution

    Earnings (loss) from continuing operations                        $   .37     $  (.08)            $  1.44      $  1.10
    Loss from discontinued operations                                      --        (.12)                 --         (.04)
    Cumulative effect of change in accounting principle                    --          --                  --         (.02)
------------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                   $   .37     $  (.20)            $  1.44      $  1.04
====================================================================================================================================


Weighted  average  shares  outstanding - assuming dilution                443         453                 448          462
====================================================================================================================================

See  Notes  to  Financial  Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED
                                 BALANCE SHEETS
                                   (unaudited)
                                   (millions)

                                                              MAY       August
                                                          2, 1999      2, 1998
                                                          -------      -------
Current assets
  Cash and cash equivalents                               $    24      $    16
  Accounts receivable                                         530          656
  Inventories                                                 587          564
  Other current assets                                        230          204
--------------------------------------------------------------------------------
        Total current assets                                1,371        1,440
--------------------------------------------------------------------------------
Plant assets, net of depreciation                           1,743        1,723
Intangible assets, net of amortization                      1,988        1,904
Other assets                                                  601          566
--------------------------------------------------------------------------------
        Total assets                                      $ 5,703      $ 5,633
================================================================================

Current liabilities
  Notes payable                                           $ 1,859      $ 1,401
  Payable to suppliers and others                             403          506
  Accrued liabilities                                         440          638
  Dividend payable                                             98           95
  Accrued income taxes                                        234          163
--------------------------------------------------------------------------------
        Total current liabilities                           3,034        2,803
--------------------------------------------------------------------------------

Long-term debt                                              1,338        1,169
Nonpension postretirement benefits                            398          405
Other liabilities, including deferred
  income taxes of $251 and $246                               434          382
--------------------------------------------------------------------------------
        Total liabilities                                   5,204        4,759
--------------------------------------------------------------------------------

Shareowners' equity
  Preferred stock; authorized 40 shares;
    none issued                                                --           --
  Capital stock, $.0375 par value; authorized                  20           20
    560 shares; issued 542 shares                             379          395
  Capital surplus                                           4,060        3,706
  Earnings retained in the business                        (3,820)      (3,083)
  Capital stock in treasury, at cost                         (140)        (164)
  Accumulated other comprehensive income
--------------------------------------------------------------------------------
        Total shareowners' equity                             499          874
================================================================================

Total liabilities and shareowners' equity                 $ 5,703      $ 5,633
================================================================================

See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (millions)


                                                            Nine Months Ended
                                                           --------------------
                                                             MAY          May
                                                           2, 1999      3, 1998
                                                           -------      -------
Cash flows from operating activities:
  Net earnings, excluding discontinued operations          $   645      $   496
  Non-cash charges to net earnings
    Cumulative effect of accounting change                      --           11
    Restructuring charge                                        --          262
    Depreciation and amortization                              191          201
    Deferred income taxes                                       (6)         (61)
    Other, net                                                  19           60
  Changes in working capital
    Accounts receivable                                        128         (145)
    Inventories                                                (25)          40
    Other current assets and liabilities                      (207)        (107)
--------------------------------------------------------------------------------
         Net cash provided by operating activities             745          757
--------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of plant assets                                   (198)        (151)
  Sales of plant assets                                          8           20
  Businesses acquired                                         (105)        (472)
  Sales of businesses                                           --           21
  Other, net                                                   (27)          (1)
--------------------------------------------------------------------------------
         Net cash used in investing activities                (322)        (583)
--------------------------------------------------------------------------------
Cash flows from financing activities:
  Long-term borrowings                                         325          300
  Repayments of long-term borrowings                            (5)         (20)
  Short-term borrowings                                      1,315        1,179
  Repayments of short-term borrowings                       (1,036)      (1,283)
  Dividends paid                                              (288)        (272)
  Treasury stock purchases                                    (774)        (545)
  Treasury stock issuances                                      42           76
  Other, net                                                    (2)          --
--------------------------------------------------------------------------------
         Net cash used in financing activities                (423)        (565)
--------------------------------------------------------------------------------
Net cash provided by discontinued operations                    --          436
--------------------------------------------------------------------------------
Effect of exchange rate changes on cash                          8          (16)
--------------------------------------------------------------------------------
Net change in cash and cash equivalents                          8           29

Cash and cash equivalents - beginning of period                 16           17
--------------------------------------------------------------------------------
Cash and cash equivalents - end of period                  $    24      $    46
================================================================================

See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                        STATEMENTS OF SHAREOWNERS' EQUITY

                                   (unaudited)
                      (millions, except per share amounts)



                                                       Capital stock
                                             ----------------------------------               Earnings   Accumulated
                                                  Issued          In treasury                 retained      other          Total
                                             ----------------  ----------------    Capital     in the    comprehensive  shareowners'
                                             Shares    Amount  Shares    Amount    surplus    business      income        equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at August 3, 1997                    542      $20      (84)     $(2,459)    $338      $3,571      $ (50)          $1,420

Comprehensive income
  Net earnings                                                                                   478                         478
  Foreign currency translation adjustments                                                                  (64)             (64)
Dividends ($.613 per share)                                                                     (281)                       (281)
Treasury stock purchased                                       (10)        (545)                                            (545)
Treasury stock issued under
  management incentive and
  stock option plans                                             2           33       45                                      78
Spinoff of Specialty Foods segment                                                              (150)                       (150)
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 3, 1998                       542      $20      (92)     $(2,971)    $383      $3,618      $(114)          $  936
====================================================================================================================================
BALANCE AT AUGUST 2, 1998                    542      $20      (94)     $(3,083)    $395      $3,706      $(164)          $  874

COMPREHENSIVE INCOME
  NET EARNINGS                                                                                   645                         645
  FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                                                                   24               24
DIVIDENDS ($.660 PER SHARE)                                                                     (291)                       (291)
TREASURY STOCK PURCHASED                                       (16)        (774)                                            (774)
TREASURY STOCK ISSUED UNDER
  MANAGEMENT INCENTIVE AND
  STOCK OPTION PLANS                                             2           37      (16)                                     21
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MAY 2, 1999                       542      $20     (108)     $(3,820)    $379      $4,060      $(140)          $  499
====================================================================================================================================

See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)
                                   (millions)

(a) The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the indicated periods. All such adjustments are of a normal recurring nature. Certain reclassifications were made to the prior year amounts to conform with current presentation.

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

        The components of comprehensive income are as follows:

                                          Three Months Ended          Nine Months Ended
                                            May        May              May       May
                                          2, 1999    3, 1998          2, 1999   3, 1998
                                          -------    -------          -------   -------
         Net earnings (loss)              $ 162      $  (90)          $   645   $   478

         Foreign currency
         translation adjustments             30          (2)               24       (64)
                                          ------     ------           -------   -------

         Comprehensive income             $ 192      $  (92)          $   669   $   414
                                          ======     ======           =======   =======

         As of May 2, 1999 and May 3, 1998, accumulated other comprehensive income is comprised entirely of the cumulative translation adjustment.

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

         Results of discontinued operations were as follows:


                                         Three Months Ended     Nine Months Ended
                                           May 3, 1998(1)        May 3, 1998(1)
         Net sales                             $ 169                 $ 809
                                               =====                 =====

         Earnings (loss) before taxes          $ (17)                $  41

         Taxes on earnings                        (1)                   21
                                               -----                 -----

         Earnings (loss) from                    (16)                   20
         operations

         Spin-off costs                          (38)                  (38)
                                               -----                 -----

         Loss from discontinued
         operations, net                       $ (54)                $ (18)
                                               =====                 =====

         (1) Results of Vlasic are included through March 29, 1998.

(d)     Restructuring Charge
        A restructuring charge included in earnings from continuing operations of $262 million ($193 million after-tax or $.42 share), was recorded in the third quarter fiscal 1998. This charge relates to the rationalization of certain U.S., European and Australian production and administrative facilities and anticipated losses on the divestitures of non-strategic businesses with annual sales of approximately $170 million. See also note (k) regarding the sale of Fresh Start Bakeries, Inc. The restructuring program includes the elimination of approximately 750 employee positions.

        The restructuring charge includes approximately $78 million in cash charges primarily related to severance, employee benefit costs and lease termination fees. The balance relates to non-cash charges for estimated losses on the disposition of plant assets and divestitures of businesses.

        A summary of the original reserve and related activity through May 2, 1999 is as follows:

                                                                    Balance at             Balance at
                                             Original                  August                  May
                                             Reserves    Activity     2, 1998    Activity    2, 1999
                                             --------    --------    ----------  --------   ----------
          Loss on asset  dispositions and
          divestitures                         $ 209     $ (58)       $ 151      $(104)      $  47

          Severance and benefits                  41        (9)          32         (7)         25

          Other                                   12        (2)          10         (9)          1
                                               -----      -----       -----       -----      -----

          TOTAL                                $ 262     $ (69)       $ 193      $(120)      $  73
                                               =====      =====       =====       =====      =====

(e)      Earnings Per Share
         The company adopted the provisions of SFAS No. 128, "Earnings per Share" ("EPS") as of the second quarter fiscal 1998. For the periods presented in the Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution includes the incremental effect of stock options, except when such effect would be antidilutive. For the nine month period ended May 2, 1999, the weighted average shares outstanding assuming dilution also includes the incremental effect of approximately one million shares under the forward stock purchase contract. See note
         (j) for a description of the contract.

(f)      Cumulative Effect of Change In Accounting Principle
         In the second quarter of fiscal 1998, the company adopted the provisions of the Emerging Issues Task Force (EITF) consensus ruling on Issue 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation". The unamortized balance of previously capitalized business process reengineering costs was written off as a cumulative effect of change in accounting principle of $11 million or $.02 per share, net of an income tax benefit of approximately $7 million.

(g)      Segment Information

         The company operates in three business segments: Soup and Sauces, Biscuits and Confectionery, and Away From Home. The segments are managed as strategic units due to their distinct manufacturing processes, marketing strategies and distribution channels.

         The Soup and Sauces segment includes the worldwide soup businesses, Prego spaghetti sauces, Pace Mexican sauces, Franco-American pastas and gravies, Swanson broths, and V8 beverages. The Biscuits and Confectionery segment includes the Godiva Chocolatier, Pepperidge Farm, Arnotts Limited and Delacre businesses. The Delacre business was sold in June 1998. Away From Home represents products, including Campbell's Soups and Campbell's Specialty Kitchen entrees, which are distributed to the food service and meal replacement markets.

         Accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those described in the summary of significant accounting policies included in the fiscal 1998 Annual Report. The company evaluates segment performance based on earnings before interest and taxes, excluding certain non-recurring charges. Away From Home products are principally produced by the tangible assets of the company's other segments. Accordingly, tangible assets have not been allocated to the Away From Home segment. Depreciation and amortization is allocated to Away From Home based on budgeted production hours. Transfers between segments are recorded at cost plus mark-up or at market.

MAY 2, 1999
                                                                    Away                            Corporate
                                 Soup and      Biscuits and         From                               And
                                  Sauces      Confectionery         Home          Other(1)        Eliminations(2)   Total
                                 --------     -------------         ----          --------        ---------------  -------
THREE MONTHS ENDED
Net sales                         $1,010             340             122              34              (14)          $1,492

Earnings before interest
and taxes                         $  249              44              13              (1)             (21)          $  284

Depreciation and
amortization                      $   31              21               4               3                5           $   64

Capital expenditures              $   47              17               4               1                3           $   72




NINE MONTHS ENDED
Net sales                         $3,578           1,109             382             110              (51)          $5,128

Earnings before interest
and taxes                         $  929             173              46               6              (52)          $1,102

Depreciation and                  $   96              62              10               8               15           $  191
amortization

Capital expenditures              $  124              45               7               9               13           $  198

Segment assets                    $2,994           1,494             314             159              742           $5,703


(1) Represents financial information of certain prepared convenience food businesses not categorized as reportable segments.

(2) Represents elimination of intersegment sales, unallocated corporate expenses and unallocated assets, including corporate offices, deferred income taxes and prepaid pension assets.

MAY 3, 1998
                                                                    Away                            Corporate
                                 Soup and      Biscuits and         From                               And
                                  Sauces      Confectionery         Home          Other(1)        Eliminations(2)   Total
                                 --------     -------------         ----          --------        ---------------  -------
THREE MONTHS ENDED
Net sales                         $1,007            361              115              94                 (5)       $1,572

Earnings before interest
and taxes(3)                      $  109             15                8            (95)                (21)       $   16

Depreciation and
amortization                      $   34             23                2               5                   4       $   68

Capital expenditures              $   32             23               --               2                   4       $   61




NINE MONTHS ENDED
Net sales                         $3,605          1,197              340             302                (47)       $5,397

Earnings before interest
and taxes(3)                      $  876            150               39            (89)                (47)       $  929

Depreciation and                  $  100             67                6              14                  14       $  201
amortization

Capital expenditures              $   77             53               --              10                  11       $  151

Segment assets                    $3,402          1,625               90             351                 583       $6,051

(1) Represents financial information of certain prepared convenience food businesses not categorized as reportable segments.


(2) Represents elimination of intersegment sales, unallocated corporate expenses and unallocated assets, including corporate offices, deferred income taxes and prepaid pension assets.

(3) Contributions to earnings before interest and taxes by segment include the effects of a third quarter restructuring charge of $262 as follows: Soup and Sauces $135, Biscuits and Confectionery $25, Away From Home $4, and Other $98.

(h)       Inventories

                                                    MAY                August
                                                  2, 1999             2, 1998
                                                  -------             -------
Raw materials, containers and supplies              $213                $205
Finished products                                    374                 359
--------------------------------------------------------------------------------
                                                    $587                $564
================================================================================

         Approximately 70% of inventory is accounted for on the last in, first out (LIFO) method of determining cost. If the first in, first out inventory valuation method had been used exclusively, inventories would not differ materially from the amounts reported at May 2, 1999 and August 2, 1998.

(i)      Notes Payable and Long-Term Debt
         In October 1998, the company issued $300 million of notes due October 2003 bearing interest at 4.75%. The issuance was the third draw down on the company's $1 billion shelf registration filed with the Securities and Exchange Commission in fiscal 1997. As of May 2, 1999, $100 million remains available for issuance under the shelf registration.

(j)      Forward Stock Purchase Program
         In October 1998, the company entered into a forward stock purchase contract to partially hedge the company's equity exposure from its stock option program. The contract, which matures in fiscal 2004, allows the company to repurchase approximately 11 million shares at an average price of approximately $47 per share. The company may elect to settle the contract on a net share basis in lieu of physical settlement. The contract permits early settlement and may be extended for an additional five-year term. If the forward purchase contract had been settled on a net share basis as of May 2, 1999, the company would provide the counterparty with approximately 1.7 million shares of its capital stock.

(k)      Subsequent Event
         On May 28, 1999, the company completed the sale of Fresh Start Bakeries, Inc., a global provider of bakery products to the food service industry.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                              CAMPBELL SOUP COMPANY


RESULTS OF CONTINUING OPERATIONS

OVERVIEW

Net sales, as reported, in the third quarter ended May 2, 1999 declined 5% due to lower worldwide wet soup shipments. Worldwide wet soup shipments decreased 6% as a result of a 9% decline in the U.S. The decline in U.S. shipments was primarily attributable to the company's January 1999 decision to eliminate quarter-end promotions for U.S. retail customers. Outside the U.S., wet soup shipments increased 4%. Net sales excluding currency and divestitures increased 2% in the quarter.

In the third quarter of fiscal 1998, the company recorded a restructuring charge of $262 million ($193 million after-tax or $.42 per share). Excluding the restructuring charge, earnings from continuing operations increased 3% to $162 million and diluted earnings per share increased 9% to $.37.

For the nine months ended May 2, 1999 net sales, as reported, declined 5%; however, excluding currency and divestitures, sales from ongoing businesses increased 2%. Excluding the restructuring charge, earnings from continuing operations declined 8% to $645 million and diluted earnings per share decreased 5% to $1.46.

THIRD QUARTER

SALES

Sales in the quarter declined 5% to $1.49 billion from $1.57 billion last year. The change in sales was due to flat volume and mix, a 7% decline due to divestitures and currency, offset by 1% from higher selling prices and 1% from acquisitions.

An analysis of net sales by segment follows:

(millions)                           1999            1998        % CHANGE
----------                         -------         -------       --------
Soup and Sauces                    $ 1,010         $ 1,007             --

Biscuits and Confectionery             340             361            (6)

Away From Home                         122             115             6
--------------------------------------------------------------------------------

    Subtotal                         1,472           1,483            (1)

Other                                   34              94           (64)

Intersegment                           (14)             (5)
--------------------------------------------------------------------------------

                                   $ 1,492         $ 1,572            (5)
================================================================================

Soup and Sauces sales were flat with lower U.S. wet soup shipments offset by growth in international wet soup and beverage sales. As previously discussed, the U.S. wet soup volume declined primarily as a result of the company's January 1999 decision to eliminate quarter-end promotions for U.S. retail customers, which primarily impacted shipments of condensed soup. This worldwide wet soup volume decline was in contrast to increased consumer demand for U.S. soups driven by ready-to-serve products including Chunky and Simply Home and Swanson broths.

Outside the U.S., wet soup volume and sales increased 4% and 6%, respectively. Solid sales gains in Canada, Germany, France and Australia were partially offset by weak sales in the U.K. and Japan.

Beyond soup, beverages led by V8 Splash delivered double-digit sales growth. Sales of U.S. sauces and prepared foods declined in the quarter.

Biscuits and Confectionery reported a decline in sales compared to third quarter 1998. The decline was primarily due to the divestiture of Delacre, the company's European biscuit business, and adverse currency translation impact in Australia. Excluding the impact of the divestiture and currency, sales increased approximately 6%. This increase was led by sales of Pepperidge Farm Goldfish crackers and Chocolate Chunk classic cookies. Godiva Chocolatier contributed double-digit sales growth through expansion of its North American, European and Japanese retail outlets. Arnotts Limited (Arnotts) reported increased sales led by strong performance from its market leading TimTams biscuits and Kettle chips as well as the introduction of Goldfish crackers in Australia.

Away From Home sales increased by 6% reflecting the acquisition of Stockpot, a premium refrigerated soup brand acquired in the first quarter of fiscal 1999. New Campbell soup kettles, which provide Campbell's branded soup in university cafeterias, convenience stores and other outlets, continued to build volume.

GROSS MARGIN

Gross margin, defined as net sales less cost of products sold, decreased $35 million in the quarter. As a percent of sales, gross margin was 51.0% compared to 50.7% last year. The improvement in margin percentage was principally due to higher selling prices, cost savings generated from global procurement initiatives and continued productivity gains in manufacturing facilities, which offset the adverse mix impact resulting from declines in U.S. wet soup volume.

MARKETING AND SELLING EXPENSES

Marketing and selling expenses as a percent of sales decreased to 24.8% from 25.3% last year. The decrease is primarily due to a shift in the timing of U.S. wet soup advertising versus the prior year.

ADMINISTRATIVE EXPENSES

Administrative expenses declined as a percent of sales to 4.6% from 5.3% last year. The decline is primarily attributable to lower annual incentive compensation costs.

OTHER EXPENSES

Other expenses increased slightly principally due to losses recorded on contracts that hedge long-term compensation liabilities.

OPERATING EARNINGS

Segment operating earnings, as reported, increased significantly versus the prior year due to the restructuring charge recorded in the third quarter of fiscal 1998. Excluding the restructuring charge, operating earnings increased 2% compared to last year.

An analysis of operating earnings by segment follows:

(millions)                                  1999                      1998(1)
----------                                 -----                     -----
Soup and Sauces                            $ 249                     $ 109

Biscuits and Confectionery                    44                        15

Away From Home                                13                         8
--------------------------------------------------------------------------------
     Subtotal                                306                       132

Other                                         (1)                      (95)
--------------------------------------------------------------------------------
                                             305                        37

Corporate                                    (21)                      (21)
--------------------------------------------------------------------------------
                                           $ 284                     $  16
================================================================================

         (1) Contributions to earnings by segment included the effect of a third quarter fiscal 1998 restructuring charge of $262 million as follows:
         Soup and Sauces $135 million, Biscuits and Confectionery $25 million, Away From Home $4 million and Other $98 million.

Soup and Sauces earnings, excluding the restructuring charge, were up 2% despite lower U.S. condensed soup shipments. Strong earnings performance by U.S. ready-to-serve soups and several international wet soup businesses including Erasco in Germany, Campbell's in Australia and Cheong Chan in Malaysia were partially offset by the U.S. condensed soup and the U.K. businesses.

Beverages reported double-digit earnings growth and U.S. sauces and prepared foods were flat versus a year ago.

Biscuits and Confectionery earnings, excluding the restructuring charge, increased 13%. Earnings growth was driven by Pepperidge Farm bakery and frozen products and Arnotts biscuits in Australia, more than offsetting the impact of the Delacre divestiture. Godiva earnings were flat primarily due to new store openings.

Away From Home earnings, excluding the restructuring charge, were flat versus last year.

NON-OPERATING ITEMS

Net interest expense declined due to favorable rates versus prior year.

The effective tax rate of 32.8% was favorably impacted by a federal tax refund recorded in the quarter. Excluding the restructuring charge, the comparable fiscal 1998 tax rate was 32.7%.

NINE MONTHS

SALES

Sales for the nine months declined 5% to $5.13 billion from $5.40 billion last year. The change in sales was due to a 1% decrease from volume and mix, a 7% decline due to divestitures and currency, offset by 2% from higher selling prices and 1% from acquisitions.

An analysis of net sales by segment follows:


(millions)                            1999             1998          % CHANGE
----------                         -------          -------          -------
Soup and Sauces                    $ 3,578          $ 3,605               (1)

Biscuits and Confectionery           1,109            1,197               (7)

Away From Home                         382              340               12
--------------------------------------------------------------------------------
    Subtotal                         5,069            5,142               (1)

Other                                  110              302              (64)

Intersegment                           (51)             (47)
--------------------------------------------------------------------------------
                                   $ 5,128          $ 5,397               (5)
================================================================================

The Soup and Sauces decline was due to worldwide wet soup volume decline of 5%, including U.S. wet soup volume decrease of 9%. This worldwide wet soup volume decline was offset by continued strong consumer demand for U.S. ready-to-serve soups including Chunky and Simply Home and Swanson broths.

Outside the U.S., wet soup volume and sales increased 9% and 13%, respectively. Sales gains in Canada, Germany, France and Australia were partially offset by weak sales in the U.K. and Japan.

Beyond soup, beverages led by V8 Splash delivered double-digit sales growth. U.S. sauces and prepared food sales were down versus the prior year.

Biscuits and Confectionery reported a decline in sales compared to 1998. The decline was primarily due to the divestiture of Delacre and adverse currency translation impact in Australia. Excluding the impact of the divestiture and currency, sales increased approximately 8%. This increase was led by sales of Pepperidge Farm Goldfish crackers and Chocolate Chunk classic cookies. Godiva Chocolatier contributed double-digit sales growth through expansion of its North American, European and Japanese retail outlets. Arnotts Limited reported increased sales, before the impact of currency, led by strong performance from its TimTams biscuits and Kettle chips and the introduction of Goldfish in Australia.

Away From Home sales increased by 13% primarily due to Stockpot, a premium refrigerated soup brand acquired during the first quarter of fiscal 1999. In addition, U.S. foodservice sales increased due to growth in soup and V8 Splash. New Campbell soup kettles increased branded soup sales in university cafeterias, convenience stores and other outlets, and continued to expand the Campbell's brand presence in the away-from-home market.

GROSS MARGIN

Gross margin, defined as net sales less cost of products sold, decreased $62 million year-to-date. As a percent of sales, gross margin was 52.9% compared to 51.4% last year. The improvement in margin percentage was principally due to selling price increases, cost savings generated from global procurement initiatives and continued productivity gains in manufacturing facilities, which offset the adverse mix impact resulting from declines in U.S. wet soup volume.

MARKETING AND SELLING EXPENSES

Marketing and selling expenses as a percent of sales increased to 25.4% from 22.7% last year. The increase is attributable to a double-digit increase in trade marketing spending driven by increased investment in the U.S. retail wet soup business and competitive pressures on the Pepperidge Farm and Arnotts' businesses.

 ADMINISTRATIVE EXPENSES

Administrative expenses as a percent of sales declined to 4.3% from 4.5% last year. The decline was due to lower annual incentive compensation costs and productivity initiatives.

OTHER EXPENSES

Other expenses declined as compared to last year primarily due to lower minority interest expense, reflecting the buy-out of Arnotts Limited in fiscal 1998, and lower long-term incentive plan costs.

OPERATING EARNINGS

Segment operating earnings, as reported, increased 18% versus the prior year due to the restructuring charge recorded in the third quarter of fiscal 1998. Excluding the restructuring charge, operating earnings decreased 7%.

An analysis of operating earnings by segment follows:

(millions)                                     1999                        1998(1)
----------                                    -------                     -------
Soup and Sauces                               $   929                     $   876

Biscuits and Confectionery                        173                         150

Away From Home                                     46                          39
--------------------------------------------------------------------------------
     Subtotal                                   1,148                       1,065

Other                                               6                         (89)
--------------------------------------------------------------------------------
                                                1,154                         976

Corporate                                         (52)                        (47)
--------------------------------------------------------------------------------
                                              $ 1,102                     $   929
================================================================================


     (1) Contributions to earnings by segment included the effect of a third quarter fiscal 1998 restructuring charge of $262 million as follows: Soup and Sauces $135 million, Biscuits and Confectionery $25 million, Away From Home $4 million and Other $98 million.

Soup and Sauces earnings, excluding the restructuring charge, were down 8% due to lower U.S. condensed soup shipments and increased marketing spending. This earnings shortfall was slightly offset by strong earnings performance by U.S. ready-to-serve soups and several international wet soup businesses including Erasco in Germany, Liebig in France, Campbell's in Australia and Cheong Chan in Malaysia. Beverages reported double-digit earnings growth and U.S. sauces and prepared foods earnings were flat.

Biscuits and Confectionery earnings, excluding the restructuring charge, declined slightly due to the divestiture of Delacre in June 1998 and adverse currency impact in Australia. Excluding the impact of the divestiture and currency, earnings increased 6%. Pepperidge Farm's fresh breads, Goldfish crackers and Chocolate Chunk classic cookies delivered solid earnings performance and Godiva posted double-digit earnings growth. This earnings growth was partially offset by competitive pressures on the Arnotts' business.

Away From Home earnings, excluding the restructuring charge, increased to $46 million versus last year. Wet soup and V8 Splash in the U.S. foodservice channel were the primary contributors to the earnings growth.

NON-OPERATING ITEMS

Net interest expense declined slightly to $129 million due to favorable rates versus the prior year.

The effective tax rate was 33.7% compared to 36.5% last year. Excluding the restructuring charge, the fiscal 1998 effective tax rate was 34.0%.

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

LIQUIDITY AND CAPITAL RESOURCES

The company generated cash from operations of $745 million compared to $757 million last year. This decline is primarily due to lower non-cash charges partially offset by higher earnings and improved working capital due to the elimination of quarter-end promotions for U.S. retail customers.

Capital expenditures were $198 million, an increase from $151 million last year. The company continues to aggressively manage its capital outlays and expects total expenditures to approximate $310 million in fiscal 1999.

In the first quarter, the company acquired Stockpot, a premium refrigerated soup brand, for approximately $105 million.

In October 1998, the company issued $300 million of notes due October 2003 and bearing interest of 4.75%.

In the first nine months, the company repurchased 16.1 million shares versus
10.2 million last year. By repurchasing shares, the company expects to utilize existing cash and debt capacity to lower its cost of capital and increase returns to shareowners. The company's long-term strategy is to repurchase approximately two percent of its outstanding shares annually.

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

- Business Systems Inventory and Assessment - The internal inventory portion of this phase, which commenced in 1997, was designed to identify internal business systems that were susceptible to system failure or processing errors as a result of the Y2K issue. This phase is complete. Approximately 700 worldwide information technology business systems (IT) were inventoried and approximately 200 were Y2K compliant and 500 were identified as non-compliant. It was determined that approximately 400 of the non-compliant systems require remediation and the remaining 100 systems will be retired or replaced. In addition, the company has completed the inventory and assessment of its non-information technology systems (Non-IT). The remediation and replacement of these systems, which include manufacturing production lines and equipment, elevators, heating, ventilation and air conditioning systems and water treatment systems, is included in the remediation and replacement plan discussed below. As part of this phase, significant service providers, vendors, suppliers, customers and governmental entities that are believed to be critical to business operations after January 1, 2000, were identified and steps were undertaken to ascertain their stage of Y2K readiness through questionnaires, interviews, on-site visits and other available means.

- Remediation and Replacement - The Company has developed and is in the process of implementing its remediation and replacement plan for all affected systems, including IT and Non-IT systems. This phase, which commenced in 1998, is approximately 85% complete. The company's plan established priorities for remediation or replacement. The business systems considered most critical to ongoing operations are being given the highest priority. The company has prioritized its business systems into "Mission Critical" and "All Other". "Mission Critical" systems are defined as business systems such as Business Planning and Control Process manufacturing, Sales Order Billing and Warehouse Management systems, that, if shut down or interrupted, could have a material adverse effect on the company's results of operations, financial condition and cash flows. "All Other" systems are defined as business systems such as Data Warehouse and Job Bidding systems that, if shut down or interrupted, may have an adverse impact on the company. The company is utilizing internal and external resources to execute the plan and substantially completed all remediation and replacement of "Mission Critical" systems by third quarter fiscal 1999. "All Other" systems are expected to be substantially completed by fourth quarter fiscal 1999.

-        Testing - This phase is ongoing as systems are remediated and replaced.
         The company's efforts in this phase include testing by users and confirmation by appropriate local and Y2K project management that the remediated or replaced systems are Y2K compliant. The company substantially completed testing of "Mission Critical" systems by third quarter fiscal 1999. "All Other" systems are expected to be substantially complete by first quarter fiscal 2000.

         Because the company's Y2K compliance is dependent upon key third parties also being Y2K compliant on a timely basis, there can be no guarantee that the company's efforts will prevent a material adverse impact on its results of operations, financial condition and cash flows. The possible consequences to the company or its business partners not being fully Y2K compliant include temporary plant closings, delays in the delivery of finished products, delays in the receipt of key ingredients, containers and packaging supplies, invoice and collection errors and inventory and supply obsolescence. These consequences could have a material adverse effect on the company's results of operations, financial condition and cash flows if the company is unable to conduct its business in the ordinary course as a result of the Y2K issue. The company believes that its readiness program, including the contingency plans discussed below, should significantly reduce the adverse effect any such disruptions may have on the company.

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

         The company estimates that the aggregate cost of its Y2K efforts will be approximately $50 million, of which $29 million has been incurred to date. These costs, except for capital costs of approximately $4 million, are being expensed as incurred and are being funded through operating cash flows. The company expects to incur Y2K costs of approximately $30-$35 million in fiscal 1999.

(millions)
                                     Original            Costs        Estimated Costs
Components                           Estimates         Incurred         to Complete
----------                           ---------         --------       ---------------
External Consulting                    $ 27               (16)              $ 11

Hardware/Software Upgrades               17               (11)                 6

Other                                     6                (2)                 4
                                       ----              ----               ----

                                       $ 50               (29)              $ 21
                                       ====              ====               ====

     The company believes that such costs will not have a material impact on the company's results of operations, financial condition or cash flows.

     RECENT DEVELOPMENTS

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued and is expected to be effective for fiscal years beginning after June 15, 2000. The standard requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. The company is currently assessing the impact of the adoption on the company's financial statements. Based on the company's current portfolio, it is not expected that adoption of this statement will have a material effect on the company's results of operations, financial condition or cash flows.

     The existing currencies of certain member countries of the European Union are being phased out and have been effectively replaced with the European Union's common currency, the euro, as of January 1, 1999. On this date, a fixed conversion rate was established between the existing currencies and the euro. National currencies will be eliminated over a period ending January 1, 2002. The company does not believe that the conversion to the euro will have a material impact on its results of operations, financial condition or cash flows.

     On May 28, 1999, the company completed the sale of Fresh Start Bakeries, Inc. See note (k), in the Notes to Financial Statements.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For information regarding the company's exposure to certain market risks, see
Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Annual Report on Form 10-K for fiscal 1998. Except as described in note (j) of the Notes to Financial Statements, there have been no significant changes in the company's portfolio of financial instruments or market risk exposures, which have occurred since year end.

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

In management's opinion, there are no pending claims or litigation, the outcome of which would have a material effect on the consolidated results of operations, financial position or cash flows of the company.

As previously reported, Communities for a Better Environment (CBE) sent a Clean Air Act Notice of Intent to Sue letter dated April 6, 1998 to the company. The company and CBE have agreed to settle CBE's claim under the terms of a consent decree, which was approved by the District Court for the Eastern District of California on February 16, 1999. Under the consent decree, in which the company admits no liability, certain equipment which used solvents that were the subject of CBE's claim will be shut down at the Sacramento, California facility by August 1, 2000. Other significant provisions of the consent decree are that the company will donate certain emission reduction credits to the Air District and has donated the total amount of $85,000 to two non-profit organizations, in lieu of paying any civil penalty or CBE attorney's fees. The terms of the consent decree are not expected to have a material effect on the consolidated results of operations, financial position or cash flows of the company.

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

              27       Financial Data Schedule.


        b.   Reports on Form 8-K

             There were no reports on Form 8-K filed by the company during the third quarter of fiscal 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    CAMPBELL SOUP COMPANY





Date:  June 16, 1999                          By:  /s/ Basil Anderson
                                                 ------------------------
                                                   Basil Anderson
                                                   Executive Vice President and
                                                   Chief Financial Officer

                                              By:  /s/ Ellen Oran Kaden
                                                 ------------------------
                                                    Ellen Oran Kaden
                                                    Senior Vice President
                                                    Law and Government Affairs

                                INDEX TO EXHIBITS



Exhibit Number


     27              Financial Data Schedule.