Form 10-K405
period 1999-08-01
CAMPBELL SOUP CO
filed 1999-10-12
CIK 16732

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                         COMMISSION FILE NUMBER
      AUGUST 1, 1999                                     1-3822

                           CAMPBELL SOUP COMPANY LOGO




       NEW JERSEY                                        21-0419870
 STATE OF INCORPORATION                    I.R.S. EMPLOYER IDENTIFICATION NO.


                                 CAMPBELL PLACE
                          CAMDEN, NEW JERSEY 08103-1799
                           PRINCIPAL EXECUTIVE OFFICES

                        TELEPHONE NUMBER: (856) 342-4800


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

             AS OF SEPTEMBER 20, 1999, THE AGGREGATE MARKET VALUE OF CAPITAL STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $9,713,788,701. THERE WERE 427,836,506 SHARES OF CAPITAL STOCK OUTSTANDING AS OF SEPTEMBER 20, 1999.

             PORTIONS OF THE ANNUAL REPORT TO SHAREOWNERS FOR THE FISCAL YEAR ENDED AUGUST 1, 1999 ARE INCORPORATED BY REFERENCE INTO PARTS I AND II. PORTIONS OF THE NOTICE OF ANNUAL MEETING AND PROXY STATEMENT DATED OCTOBER 8, 1999, FOR THE ANNUAL MEETING OF SHAREOWNERS TO BE HELD ON NOVEMBER 18, 1999, ARE INCORPORATED BY REFERENCE INTO PART III.

PART I

ITEM 1.   BUSINESS

THE COMPANY
Campbell Soup Company ("Campbell" or the "company"), together with its consolidated subsidiaries, is a global manufacturer and marketer of high quality, branded convenience food products. Campbell was incorporated as a business corporation under the laws of New Jersey on November 23, 1922; however, through predecessor organizations, it traces its heritage in the food business back to 1869.

During 1999, the company divested its Fresh Start Bakeries business.

The company operates in three business segments: Soup and Sauces, Biscuits and Confectionery, and Away From Home. The Soup and Sauces segment includes the worldwide soup businesses, Prego spaghetti sauce, Franco-American pastas and gravies, Pace Mexican foods, Swanson broths, Home Pride sauces in the United Kingdom and the V8 and V8 Splash beverage business. The Biscuits and Confectionery segment includes the Pepperidge Farm, Godiva and Arnotts Limited businesses. The Away From Home segment represents products, including Campbell's soups, Pace Tabletop picante and Campbell's Specialty Kitchens entrees, which are distributed to the food service and home meal replacement markets. See also "Management's Discussion and Analysis of Results of Operations and Financial Condition" at pages 27 to 34 of the Company's 1999 Annual Report to Shareowners for the fiscal year ended August 1, 1999 ("1999 Annual Report"), which is incorporated herein by reference. Additional financial information about the company's business segments is incorporated by reference from the section of the Notes to Consolidated Financial Statements entitled "Business and Geographic Segment Information" from pages 40 and 41 of the 1999 Annual Report.

INGREDIENTS
The ingredients required for the manufacture of the company's food products are purchased from various suppliers. As a result of the company's portfolio reconfiguration program, the company sold or spun off certain of its ingredient and container operations and entered into various supply agreements covering those purchases. The company does not anticipate any material restrictions on availability or shortages of ingredients that would have a significant impact on the company's businesses.

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

WORKING CAPITAL
For information relating to the company's cash and other working capital items, see pages 27 through 34 of the company's 1999 Annual Report in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition", which are incorporated herein by reference.

RESEARCH AND DEVELOPMENT
During the last three fiscal years, the company's expenditures on research activities relating to new products and the improvement of existing products were approximately $66 million in 1999, $71 million in 1998 and $68 million in 1997.

EMPLOYEES
At August 1, 1999, there were approximately 24,500 persons employed by the company.

FOREIGN OPERATIONS
For information with respect to the revenue, operating profitability and identifiable assets attributable to the company's foreign operations, see pages 40 and 41 of the 1999 Annual Report in the section of the Notes to Consolidated Financial Statements entitled "Business and Geographic Segment Information", which is incorporated herein by reference.

FINANCIAL INFORMATION
For information with respect to revenue, operating profitability and identifiable assets attributable to the company's business segments, see pages 40 and 41 of the 1999 Annual Report in the section of the Notes to Consolidated Financial Statements entitled "Business and Geographic Segment Information", which is incorporated herein by reference.

RECENT DEVELOPMENTS
The information presented on page 34 of the 1999 Annual Report in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" is incorporated herein by reference.

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

Campbell wishes to caution the reader that the following important factors and those important factors described in other Securities and Exchange Commission filings of the company, or in the company's 1999 Annual Report, could affect the company's actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, the company:

- the impact of strong competitive response to the company's efforts to leverage its brand power with product innovation, promotional programs and new advertising;

- the inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance;

- the company's ability to achieve sales and earnings forecasts, which are based on assumptions about sales volume and product mix;

- the continuation of the company's successful record of integrating acquisitions into its existing operations and the availability of new acquisition and alliance opportunities that build shareowner wealth;

- the company's ability to achieve its cost savings objectives, including the projected outcome of supply chain management programs;

- the difficulty of predicting the pattern of inventory movements by the company's trade customers;

- the impact of unforeseen economic and political changes in international markets where the company competes such as currency exchange rates, inflation rates, recession, foreign ownership restrictions and other external factors over which the company has no control; and

- the ability of the company and its key service providers, vendors, suppliers, customers and governmental entities to replace, modify or upgrade computer systems in ways that adequately address the Year 2000 issue. Specific factors that might cause actual results to vary materially from the results anticipated include the ability to identify and correct all relevant computer codes and embedded chips, unanticipated difficulties or delays in the implementation of the company's remediation plans and the ability of third parties to adequately address their own Year 2000 issues.

This discussion of uncertainties is by no means exhaustive but is designed to highlight important factors that may impact the company's outlook.

ITEM 2.  PROPERTIES

The company's principal executive offices and main research facilities are company-owned and located in Camden, New Jersey. The following table sets forth the company's principal manufacturing facilities:

PRINCIPAL MANUFACTURING FACILITIES

INSIDE THE U.S.                                                 OUTSIDE THE U.S.
CALIFORNIA                       OHIO                           AUSTRALIA                      GERMANY
-        Dixon                   -        Napoleon              -        Burwood               -        Lubeck
-        Sacramento              -        Wauseon               -        Huntingwood           -        Gerwisch
-        Stockton                -        Willard               -        Marleston             INDONESIA
CONNECTICUT                      PENNSYLVANIA                   -        Shepparton            -        Jawa Barat
-        Norwalk                 -        Denver                -        Virginia              MALAYSIA
FLORIDA                          -        Downington            BELGIUM                        -        Selangor Darul Ehsan
-        Lakeland                -        Reading               -        Brussels              MEXICO
ILLINOIS                         SOUTH CAROLINA                 -        Puurs                 -        Villagran
-        Downers Grove           -        Aiken                 CANADA                         -        Guasave
MICHIGAN                         TEXAS                          -        Listowel              PAPUA NEW GUINEA
-        Marshall                -        Paris                 -        Toronto               -        Gordons
NEW JERSEY                       UTAH                           UNITED KINGDOM                 -        Malahang Lae
-        South Plainfield        -        Richmond              -        King's Lynn
NORTH CAROLINA                   WISCONSIN                      FRANCE
-        Maxton                  -        Milwaukee             -        LePontet

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.


EXECUTIVE OFFICERS OF THE COMPANY

The following list of executive officers as of October 1, 1999, is included as an item in Part I of this Form 10-K:

                                                                                                         DATE FIRST
        NAME                            PRESENT TITLE                                        AGE       ELECTED OFFICER
        ----                            -------------                                        ---       ---------------
Dale F. Morrison               President and Chief Executive Officer                         50              1995
-----------------------------------------------------------------------------------------------------------------------
Basil L. Anderson              Executive Vice President and Chief Financial Officer          54              1996
-----------------------------------------------------------------------------------------------------------------------
Ellen Oran Kaden               Senior Vice President - Law and                               48              1998
                               Government Affairs
-----------------------------------------------------------------------------------------------------------------------
F. Martin Thrasher             Senior Vice President                                         48              1992
                               President - North American Soup and Sauces Division
-----------------------------------------------------------------------------------------------------------------------
David L. Albright              Vice President                                                52              1992
                               President - Pepperidge Farm
-----------------------------------------------------------------------------------------------------------------------
Jerry S. Buckley               Vice President  - Public Affairs                              44              1997
-----------------------------------------------------------------------------------------------------------------------
Timothy M. Callahan            Vice President - Global Beverages and Business                39              1999
                               Development
-----------------------------------------------------------------------------------------------------------------------
Lawrence B. Costello           Vice President - Human Resources                              51              1999
-----------------------------------------------------------------------------------------------------------------------

Andrew K. Hughson              Vice President                                                44              1997
                               President - Asia/Pacific
-----------------------------------------------------------------------------------------------------------------------
Gerald S. Lord                 Vice President - Controller                                   53              1993
-----------------------------------------------------------------------------------------------------------------------
R. David C. Macnair            Vice President - Global Research and Development              45              1998
-----------------------------------------------------------------------------------------------------------------------
Craig W. Rydin                 Vice President                                                47              1997
                               President - Away From Home
-----------------------------------------------------------------------------------------------------------------------


Each of the above-named officers has been employed by the company in an executive or managerial capacity for at least five years, except Basil L. Anderson, Jerry S. Buckley, Timothy Callahan, Andrew K. Hughson, Ellen Oran Kaden, and Dale F. Morrison. Dale F. Morrison served as President, Frito Lay North (1994-1995) and Vice President Marketing and Sales, Frito Lay Central Division (1993-1994) prior to joining Campbell in 1995. Basil L. Anderson served as Chief Financial Officer (1992-1996) of Scott Paper Company prior to joining Campbell in 1996. Ellen Oran Kaden served as Executive Vice President, General Counsel and Secretary (1994-1998) and Senior Vice President, General Counsel and Secretary (1993-1994) of CBS Inc. prior to joining Campbell in 1998. Jerry S. Buckley served as Assistant Managing Editor, Gannett Company, Inc. (1994-1995) and Senior Editor/Senior Writer, U.S. News & World Report (1987-1994) prior to joining Campbell in 1995. Timothy Callahan served as Vice President and General Manager (1997-1998), Vice President - Marketing and Sales (1995-1997) and Category Director (1993-1995) of Kraft Foods - Post Cereal Division prior to joining Campbell in 1998. Andrew K. Hughson served as General Manager, Kellogg France, Belgium and the Netherlands (1994-1996) and Assistant to the Chairman, Kellogg Company, Global Marketing (1993-1994) prior to joining Campbell in 1996.

There is no family relationship among any of the company's executive officers or between any such officer and any director of Campbell. Executive officers of Campbell are elected at the November 1999 meeting of the Board of Directors.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREOWNER MATTERS

Campbell's capital stock is listed and principally traded on the New York Stock Exchange. Campbell's capital stock is also listed and traded on the Philadelphia Stock Exchange, The International Stock Exchange of the United Kingdom and the Republic of Ireland Limited and the Swiss Exchange. On September 20, 1999, there were 38,722 holders of record of Campbell's capital stock. The market price and dividend information with respect to Campbell's capital stock are set forth on page 47 of the 1999 Annual Report in the section of the Notes to Consolidated Financial Statements entitled "Quarterly Data

(unaudited)" which is incorporated herein by reference. Future dividends will be dependent upon future earnings, financial requirements and other factors.

ITEM 6. SELECTED FINANCIAL DATA

The information called for by this Item is set forth on page 49 of the 1999 Annual Report in the section entitled "Six-Year Review Consolidated" which is incorporated herein by reference. Such information should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the company included in Item 8 of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information presented on pages 27 through 34 of the 1999 Annual Report in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information presented on pages 30 through 32 of the 1999 Annual Report in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS

The information presented on pages 35 through 48 of the 1999 Annual Report is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 1, 5, 6, 7, and 7A, the 1999 Annual Report is not deemed to be filed as part of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections entitled "Election of Directors" and "Directors and Executive Officers Stock Ownership Reports" set forth on pages 1 through 4 and page 30 of Campbell's Notice of Annual Meeting and Proxy Statement dated October 8, 1999 (the "1999 Proxy Statement") are incorporated herein by reference.

The information required by this Item relating to the executive officers of Campbell is set forth in Part I of this Report on pages 5 and 6 under the heading "Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION

The information set forth on pages 15 through 25 of the 1999 Proxy Statement in the section entitled "Compensation of Executive Officers" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is set forth at pages 5 through 7 of the 1999 Proxy Statement in the sections entitled "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              None.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)     The following documents are filed as part of this report:

              1.  FINANCIAL STATEMENTS

              -   Consolidated Statements of Earnings for 1999, 1998 and 1997

              - Consolidated Balance Sheets as of August 1, 1999 and August 2, 1998

              -   Consolidated Statements of Cash Flows for 1999, 1998 and 1997

              - Consolidated Statements of Shareowners' Equity for 1999, 1998 and 1997

              -   Summary of Significant Accounting Policies

              -   Notes to Consolidated Financial Statements

              -   Report of Independent Accountants

              - The foregoing Financial Statements are incorporated into Part II, Item 8 of this Report by reference to pages 35 through 48 of the 1999 Annual Report.

             2.  FINANCIAL STATEMENT SCHEDULES

                  None.

             3.   EXHIBITS

                  3(i) Campbell's Restated Certificate of Incorporation as amended through February 24, 1997, was filed with the Securities and Exchange Commission ("SEC") with
                           Campbell's Form 10-Q for the quarterly period ended
                           January 26, 1997, and is incorporated herein by reference.

                  3(ii)    Campbell's By-Laws, effective as of August 1, 1999.

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

                  10(a) Campbell Soup Company 1984 Long-Term Incentive Plan, as amended on March 30, 1998, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended
                           August 2, 1998, and is incorporated herein by reference.

                  10(b) Campbell Soup Company 1994 Long-Term Incentive Plan as amended on March 30, 1998, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended
                           August 2, 1998, and is incorporated herein by reference.

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

                  10(h) Severance Protection Agreement dated April 1, 1998, with Ellen Oran Kaden, Senior Vice President - Law and Government Affairs, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended August
                           2, 1998, and is incorporated herein by reference.
                           Agreements with nine (9) other executive officers are in all material respects the same as that with Ms.
                           Kaden.

                  13 Pages 27 through 49 of Campbell's 1999 Annual Report to Shareowners for the fiscal year ended August 1, 1999.

                  21       Subsidiaries (Direct and Indirect) of the company.

                  23       Consent of Independent Accountants.

                  24(a)    Power of Attorney.

                  24(b) Certified copy of the resolution of Campbell's Board of Directors authorizing signatures pursuant to a power of attorney.

                  27       Financial Data Schedule (not considered to be filed).

      (b) Reports on Form 8-K

          There were no reports on Form 8-K filed by the Company during the fourth quarter of fiscal 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Campbell has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 8, 1999

                                            CAMPBELL SOUP COMPANY


                                            By:/s/ Basil L. Anderson
                                               --------------------------------
                                                  Basil L. Anderson
                                                  Executive Vice President
                                                  and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Campbell and in the capacity and on the date indicated.

Date:  October 8, 1999


           /s/ Basil L. Anderson                 /s/ Gerald S. Lord
           ---------------------                 ------------------
           Basil L. Anderson                     Gerald S. Lord
           Executive Vice President              Vice President - Controller
           and Chief Financial Officer


Philip E. Lippincott                Chairman and Director                     }
Dale F. Morrison                    President, Chief Executive                }
                                                 Officer and Director
Alva A. App                         Director                                  }
Edmund M. Carpenter                 Director                                  }
Bennett Dorrance                    Director                                  }
Thomas W. Field, Jr.                Director                                  }
Kent B. Foster                      Director                                  }
Harvey Golub                        Director                                  }
David K. P. Li                      Director                                  } By: /s/ Ellen Oran Kaden
                                                                                    --------------------
Mary Alice Malone                   Director                                  }      Ellen Oran Kaden
Charles H. Mott                     Director                                  }      Senior Vice President -
Charles R. Perrin                   Director                                  }      Law and Government Affairs
George M. Sherman                   Director                                  }
Donald M. Stewart                   Director                                  }
George Strawbridge, Jr.             Director                                  }
Charlotte C. Weber                  Director                                  }

                                INDEX OF EXHIBITS

Document

3(i) Campbell's Restated Certificate of Incorporation as amended through February 24, 1997 was filed with the Securities and Exchange Commission ("SEC") with Campbell's Form 10-Q for the quarterly period ended January 26, 1997, and is incorporated herein by reference.

3(ii)         Campbell's By-Laws, effective as of August 1, 1999.

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

10(a)         Campbell Soup Company 1984 Long-Term Incentive Plan, as amended on
              March 30, 1998, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended August 2, 1998, and is incorporated herein by reference.

10(b)         Campbell Soup Company 1994 Long-Term Incentive Plan as amended on
              March 30, 1998, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended August 2, 1998, and is incorporated herein by reference.

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

10(h)         Severance Protection Agreement dated April 1, 1998, with Ellen
              Oran Kaden, Senior Vice President - Law and Government Affairs, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended August 2, 1998, and is incorporated herein by reference. Agreements with nine (9) other executive officers are in all material respects the same as that with Ms. Kaden.

13            Pages 27 through 49 of Campbell's 1999 Annual Report to
              Shareowners for the fiscal year ended August 1, 1999.

21            Subsidiaries (Direct and Indirect) of Campbell.

23            Consent of Independent Accountants.

24(a)         Power of Attorney.

24(b) Certified copy of the resolution of Campbell's Board of Directors authorizing signatures pursuant to a power of attorney.

27            Financial Data Schedule (not considered to be filed).