Form 10-Q
period 1999-10-31
CAMPBELL SOUP CO
filed 1999-12-14
CIK 16732

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                            COMMISSION FILE NUMBER
       OCTOBER 31, 1999                                           1-3822


                              [CAMPBELL SOUP LOGO]





      NEW JERSEY                                          21-0419870
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


         THERE WERE 426,424,376 SHARES OF CAPITAL STOCK OUTSTANDING AS OF DECEMBER 1, 1999.


--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

                      CAMPBELL SOUP COMPANY CONSOLIDATED
                      ----------------------------------

                            STATEMENTS OF EARNINGS
                            ----------------------

                                  (unaudited)
                     (millions, except per share amounts)




                                                                          Three Months Ended
                                                                          ------------------
                                                                        OCTOBER       November
                                                                       31, 1999        1, 1998
                                                                       --------        -------

Net  sales                                                              $1,768          $1,804
                                                                        ------          ------

Costs  and  expenses
     Cost  of  products  sold                                              809             830
     Marketing  and  selling  expenses                                     428             420
     Administrative  expenses                                               83              78
     Research  and  development  expenses                                   16              16
     Other  expenses                                                        21              13
                                                                        ------          ------
          Total  costs  and  expenses                                    1,357           1,357
                                                                        ------          ------
Earnings  before  interest  and  taxes                                     411             447
     Interest,  net                                                         46              44
                                                                        ------          ------
Earnings before  taxes                                                     365             403
Taxes  on  earnings                                                        130             139
                                                                        ------          ------

Net earnings                                                            $  235          $  264
                                                                        ======          ======

Per  share - basic

    Net earnings                                                        $  .55          $  .59
                                                                        ======          ======

    Dividends                                                           $ .225          $ .210
                                                                        ======          ======

    Weighted  average  shares  outstanding - basic                         429             448
                                                                        ======          ======


Per  share - assuming dilution

    Net earnings                                                        $  .54          $  .58
                                                                        ======          ======

    Weighted  average  shares  outstanding - assuming dilution             433             454
                                                                        ======          ======

See  Notes  to  Financial  Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED
                       ----------------------------------

                                 BALANCE SHEETS
                                 --------------

                                   (unaudited)
                                   (millions)


                                                                        OCTOBER             August
                                                                       31, 1999            1, 1999
                                                                       --------            -------
Current  assets
  Cash  and  cash  equivalents                                          $    34            $     6
  Accounts  receivable                                                      683                541
  Inventories                                                               690                615
  Other  current  assets                                                    140                132
                                                                        -------            -------
       Total  current  assets                                             1,547              1,294
                                                                        -------            -------
Plant  assets,  net  of  depreciation                                     1,713              1,726
Intangible  assets,  net  of  amortization                                1,888              1,910
Other  assets                                                               594                592
                                                                        -------            -------
Total  assets                                                           $ 5,742            $ 5,522
                                                                        =======            =======
Current  liabilities
  Notes  payable                                                        $ 2,031            $ 1,987
  Payable  to  suppliers  and  others                                       495                511
  Accrued  liabilities                                                      514                415
  Dividend  payable                                                          96                 97
  Accrued  income  taxes                                                    237                136
                                                                        -------            -------
       Total  current  liabilities                                        3,373              3,146
                                                                        -------            -------

Long-term  debt                                                           1,328              1,330
Nonpension  postretirement  benefits                                        390                394
Other  liabilities,  including  deferred
  income taxes of  $263  and  $263                                          423                417
                                                                        -------            -------
       Total  liabilities                                                 5,514              5,287
                                                                        -------            -------
Shareowners'  equity
  Preferred  stock;  authorized  40  shares;
    none  issued                                                              -                  -
  Capital  stock,  $.0375  par  value;  authorized
    560  shares;  issued  542  shares                                        20                 20
  Capital  surplus                                                          339                382
  Earnings  retained  in  the  business                                   4,180              4,041
  Capital  stock  in  treasury,  at  cost                                (4,156)            (4,058)
  Accumulated other comprehensive income                                   (155)              (150)
                                                                        -------            -------
       Total  shareowners'  equity                                          228                235
                                                                        -------            -------
Total  liabilities  and  shareowners'  equity                           $ 5,742            $ 5,522
                                                                        =======            =======

See  Notes  to  Financial  Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (unaudited)
                                   (millions)



                                                          Three Months Ended
                                                          ------------------
                                                         OCTOBER       November
                                                        31, 1999        1, 1998
                                                        --------        -------
Cash flows from operating activities:
  Net earnings                                           $ 235           $ 264
  Non-cash charges to net earnings
    Depreciation and amortization                           62              59
    Deferred taxes                                          (1)             (3)
    Other, net                                               1              16
  Changes in working capital
    Accounts receivable                                   (142)           (160)
    Inventories                                            (73)            (97)
    Other current assets and liabilities                   179             102
                                                         ------          ------
Net cash provided by operating activities                  261             181
                                                         ------          ------
Cash flows from investing activities:
  Purchases of plant assets                                (36)            (47)
  Sales of plant assets                                      1               8
  Businesses acquired                                        -            (105)
  Other, net                                                (1)             (4)
                                                         ------          ------
Net cash used in investing activities                      (36)           (148)
                                                         ------          ------
Cash flows from financing activities:
  Long-term borrowings                                       -             324
  Repayments of long-term borrowings                        (3)             (1)
  Short-term borrowings                                    282             457
  Repayments of short-term borrowings                     (239)           (551)
  Dividends paid                                           (97)            (95)
  Treasury stock purchases                                (155)           (215)
  Treasury stock issuances                                  12              54
                                                         ------          ------
Net cash used in financing activities                     (200)            (27)
                                                         ------          ------
Effect of exchange rate changes on cash                      3              (3)
                                                         ------          ------
Net change in cash and cash equivalents                     28               3

Cash and cash equivalents - beginning of period              6              16
                                                         ------          ------
Cash and cash equivalents - end of period                $  34           $  19
                                                         ======          ======

See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED
                       ----------------------------------

                        STATEMENTS OF SHAREOWNERS' EQUITY
                        ---------------------------------

                                   (unaudited)
                      (millions, except per share amounts)


                                                       Capital stock
                                                       -------------
                                                 Issued           In treasury                Earnings    Accumulated
                                                 ------           -----------                retained      other           Total
                                                                                   Capital    in the    comprehensive   shareowners'
                                             Shares   Amount   Shares   Amount     surplus   business      income         equity
                                             ------   ------   ------   ------     -------   --------      ------         ------

Balance at August 2,  1998                     542     $ 20      (94)   $(3,083)    $ 395    $ 3,706        $ (164)        $ 874
Comprehensive income
  Net earnings                                                                                   264                         264
  Foreign currency translation adjustments                                                                       8             8
Dividends ($.210 per share)                                                                      (94)                        (94)
Treasury stock purchased                                          (4)      (215)                                            (215)
Treasury stock issued under
  management incentive and
  stock option plans                                               1         16        (1)                                    15
                                               ---     ----     -----   --------    -----    -------        -------        -----
Balance at November 1, 1998                    542     $ 20      (97)   $(3,282)    $ 394    $ 3,876        $ (156)        $ 852
                                               ===     ====     =====   ========    =====    =======        =======        =====

BALANCE AT AUGUST 1, 1999                      542     $ 20     (113)   $(4,058)    $ 382    $ 4,041        $ (150)        $ 235

COMPREHENSIVE INCOME
  NET EARNINGS                                                                                   235                         235
  FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                                                                      (5)           (5)
DIVIDENDS ($.225 PER SHARE)                                                                      (96)                        (96)
TREASURY STOCK PURCHASED                                          (3)      (155)                                            (155)
TREASURY STOCK ISSUED UNDER
  MANAGEMENT INCENTIVE AND
  STOCK OPTION PLANS                                               1         57       (43)                                    14
                                               ---     ----     -----   --------    -----    -------        -------        -----
BALANCE AT OCTOBER 31, 1999                    542     $ 20     (115)   $(4,156)    $ 339    $ 4,180        $ (155)        $ 228
                                               ===     ====     =====   ========    =====    =======        =======        =====

See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED
                       ----------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (unaudited)
                 (dollars in millions, except per share amounts)

(a) The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the indicated periods. All such adjustments are of a normal recurring nature. Certain reclassifications were made to the prior year amounts to conform with current presentation.

(b)      Comprehensive Income
         As of August 3, 1998, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," issued in June 1997. SFAS 130 establishes a standard for reporting comprehensive income, which is comprised of net income and "other" comprehensive income items, in the financial statements. "Other" comprehensive income includes items recorded in shareowners' equity that are not the result of transactions with shareowners, such as foreign currency translation adjustments.

         As of October 31, 1999 and November 1, 1998, accumulated other comprehensive income, as reflected in the statements of shareowners' equity, represents the cumulative translation adjustment.

(c)      Restructuring Program
         A restructuring charge of $41 ($30 after tax or $.07 per share) was recorded in the fourth quarter fiscal 1999 to cover the costs of a restructuring and divestiture program approved in July 1999 by the company's Board of Directors. This charge relates to the streamlining of certain North American and European production and administrative facilities and the anticipated cost of a divestiture of a non-strategic business with annual sales of approximately $25.

         The restructuring charge includes approximately $20 in cash charges primarily related to severance and employee benefit costs. The balance of the restructuring charge includes non-cash charges related to the disposition of plant assets and the divestiture. The company expects to complete the restructuring and divestiture program in fiscal 2000. The expected net cash outflows will not have a material impact on the company's liquidity. From this program, the company expects to realize annual pre-tax savings of approximately $21.

         A $5 ($3 after tax or $.01 per share) reversal of the third quarter fiscal 1998 restructuring charge was also recorded in the fourth quarter fiscal 1999. The reversal reflects the net impact of changes in estimates and modifications to the original program. Two manufacturing facilities scheduled for closure in fiscal 1999 were not taken out of service due to changes in business and economic conditions subsequent to the original charge, while additional asset rationalization and plant reconfiguration strategies were implemented which resulted in incremental headcount reductions. The initial charge for the third quarter fiscal 1998 program was $262 ($193 after tax or $.42 per share). This program was designed to improve operational efficiency by rationalizing certain U.S., European and Australian production and administrative facilities and divesting non-strategic businesses. Remaining spending under the program, which is primarily associated with employee benefit costs, is expected to be completed by the second quarter fiscal 2000.

      A summary of restructuring reserves at October 31, 1999 and related activity described above is as follows:

                                Losses on Asset Dispositions  Severance and            Other Exit
                                    and Divestitures             Benefits                Costs                 Total
                                    ----------------             --------                -----                 -----
      Balance at
      August 2, 1998                    $ 151                      32                     10                  $ 193

      Spending                           (132)                    (28)                    (9)                  (169)

      Modifications and
      changes in
      estimates                           (21)                     16                      -                     (5)

      1999 Provision                       21                      18                      2                     41
                                          ----                    ----                   ----                   ----

      Balance at
      August 1, 1999                    $  19                      38                      3                  $  60

      SPENDING                             (1)                     (9)                    (1)                   (11)
                                          ----                    ----                   ----                   ----

      BALANCE AT
      OCTOBER 31, 1999                  $  18                      29                      2                  $  49
                                          ====                    ====                   ====                   ====


(d)   Earnings Per Share
      The company adopted the provisions of SFAS No. 128, "Earnings per Share"("EPS") as of the second quarter fiscal 1998. For the periods presented in the Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution includes the incremental effect of stock options. For the three month period ended October 31, 1999, the weighted average shares outstanding assuming dilution also includes the incremental effect of approximately one million shares under the forward stock purchase contract. See Note (g) for a description of the contract.

(e)   Segment Information
      The company operates in three business segments: Soup and Sauces, Biscuits and Confectionery, and Away From Home. The segments are managed as strategic units due to their distinct manufacturing processes, marketing strategies and distribution channels.

      The Soup and Sauces segment includes the worldwide soup businesses, Prego spaghetti sauces, Pace Mexican sauces, Franco-American pastas and gravies, Swanson broths, and V8 and V8 Splash beverages. The Biscuits and Confectionery segment includes the Godiva Chocolatier, Pepperidge Farm, and the Arnotts Limited businesses. Away From Home represents products, including Campbell's soups and Campbell's Specialty Kitchen entrees, which are distributed to the food service and home meal replacement markets.

      Accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those described in the summary of significant accounting policies included in the company's fiscal 1999 Annual Report on Form 10-K. The company evaluates segment performance based on earnings before interest and taxes, excluding certain non-recurring charges. Away From Home products are principally produced by the tangible assets of the company's other segments except for the Stockpot premium refrigerated soups, which are produced in a separate facility. Accordingly, with the exception of the designated Stockpot facility, tangible assets have not been allocated to the Away From Home segment. For products produced by the assets of other segments, depreciation and amortization are allocated to Away From Home based on budgeted production hours. Transfers between segments are recorded at cost plus mark-up or at market.

OCTOBER 31, 1999

                                                         AWAY                       CORPORATE
                           SOUP AND     BISCUITS AND     FROM                          AND
                            SAUCES     CONFECTIONERY     HOME       OTHER(1)       ELIMINATIONS(2)        Total
                            ------     -------------     ----       --------       ---------------        -----

NET SALES                 $ 1,263             374         135          13                (17)            $ 1,768

EARNINGS BEFORE
INTEREST AND TAXES        $   358              58          14           1                (20)            $   411

DEPRECIATION AND
AMORTIZATION              $    32              20           4           -                  6             $    62

CAPITAL EXPENDITURES      $    21              11           1           -                  3             $    36

SEGMENT ASSETS            $ 3,137           1,491         378          42                694             $ 5,742


November 1, 1998

                                                         Away                      Corporate
                           Soup and    Biscuits and      From                         and
                            Sauces     Confectionery     Home       Other(1)      Eliminations(2)       Total
                            ------     -------------     ----       --------      ---------------       -----

Net sales                 $  1,289             362        126          40             (13)             $ 1,804

Earnings before
interest and taxes        $    390              58         16           3             (20)             $   447

Depreciation and
amortization              $     31              20          3           2               3              $    59

Capital expenditures      $     27              13          -           3               4              $    47

Segment assets            $  3,304           1,492        320         186             693              $ 5,995


(1) Represents financial information of certain prepared convenience food businesses not categorized as reportable segments.

(2) Represents elimination of intersegment sales, unallocated corporate expenses and unallocated assets, including corporate offices, deferred taxes and pension assets.

(f)   Inventories


                                                   OCTOBER 31,    August 1,
                                                      1999          1999
                                                      ----          ----
      Raw materials, containers and supplies          $244          $207
      Finished products                                446           408
                                                      ----          ----
                                                      $690          $615
                                                      ====          ====


      Approximately 65% of inventory in fiscal 2000 and 70% in fiscal 1999 is accounted for on the last in, first out (LIFO) method of determining cost. If the first in, first out inventory valuation method had been used exclusively, inventories would not differ materially from the amounts reported at October 31, 1999 and August 1, 1999.

(g)   Forward Stock Purchase Program
      In October 1998, the company entered into a forward stock purchase contract to partially hedge the company's equity exposure from its stock option program. The contract, which matures in fiscal 2004, allows the company to repurchase approximately 11 million shares at an average price of approximately $47 per share. The company may elect to settle the contract on a net share basis in lieu of physical settlement. The contract permits early settlement and may be renewed for an additional five-year term.

      If the forward purchase contract had been settled on a net share basis as of October 31, 1999, the company would have provided the counterparty with approximately 570,000 shares of its capital stock.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------
                              CAMPBELL SOUP COMPANY
                              ---------------------

RESULTS OF CONTINUING OPERATIONS
--------------------------------

OVERVIEW
--------

The company reported net earnings of $235 million for the first quarter ended October 31, 1999 versus $264 million in the comparable quarter a year ago, reflecting the decision last January to eliminate inefficient quarter-end promotions for U.S. retail customers. Diluted earnings per share decreased 7% to $.54 per share from $.58. Net sales declined 2% as compared to last year primarily due to the impact of divestitures.

SALES
-----

Net sales declined 2% to $1.77 billion from $1.80 billion last year. The variance was due primarily to the impact of divestitures since volume and mix fluctuations offset higher selling prices during the quarter.

An analysis of net sales by segment follows:


(millions)                           2000               1999             % CHANGE
----------                           ----               ----             --------

Soup and Sauces                     $ 1,263           $ 1,289                (2)

Biscuits and Confectionery              374               362                 3

Away From Home                          135               126                 7
                                     -------           -------               ---

    Subtotal                          1,772             1,777                 -

Other                                    13                40

Intersegment                            (17)              (13)
                                     -------           -------               ---
                                    $ 1,768           $ 1,804                (2)
                                     =======           =======               ===


The decline in Soup and Sauces was due to a worldwide wet soup volume decline of 6%. U.S. wet soup volume declined 6% due to the elimination of quarter-end promotions. This decline was partially offset by the beverage business with continued strong demand for V8 Splash. Sales of U.S. sauces and prepared foods declined from the prior year due to increased competition against Franco-American products and a shift in the timing of promotional programs for Pace products.

International soup volume declined 2% mainly due to the performance of Canada and the UK. The Canadian business was adversely affected by the timing of trade promotions in fiscal 2000 versus the prior year. Australia experienced strong volume gains in both ready to serve and condensed soup.

The increase in sales reported by Biscuits and Confectionery compared to the first quarter fiscal 1999 was primarily due to double-digit growth in Godiva Chocolatier. Arnotts also reported modest growth, due in part to the strengthening of the Australian dollar. Pepperidge Farm sales were impacted by a decline in Goldfish.

Away From Home reported an increase of 7% versus the comparable quarter a year ago with strong sales of core products. New kettle merchandisers, self-serve kettles containing high quality Campbell branded soups, continued to build volume.

GROSS MARGIN
------------

Gross margin, defined as net sales less cost of products sold, declined $15 million in the quarter. As a percent of sales, gross margin was relatively flat at approximately 54%.

MARKETING AND SELLING EXPENSES
------------------------------

Marketing and selling expenses as a percent of sales increased to 24% from 23% last year. The increase is principally due to higher selling expenses from the growth in retail stores in the Godiva business.

ADMINISTRATIVE EXPENSES
-----------------------

Administrative expenses were relatively flat as a percent of sales compared to last year.

OPERATING EARNINGS
------------------

Segment operating earnings declined 7% for the first quarter versus the prior year.

An analysis of operating earnings by segment follows:


(millions)                           2000           1999             % CHANGE
----------                           ----           -----            --------

Soup and Sauces                     $ 358           $ 390              (8)

Biscuits and Confectionery             58              58               -

Away From Home                         14              16             (13)
                                      ----            ----            ----

     Subtotal                         430             464              (7)

Other                                   1               3
                                      ----            ----            ----
                                      431             467              (8)

Corporate                             (20)            (20)
                                      ----            ----            ----
                                    $ 411           $ 447              (8)
                                      ====            ====            ====

Earnings from Soup and Sauces declined 8% due to lower U.S. wet soup sales, increased investments in new business development, and weakness in the sauces and prepared food categories.

Earnings from Biscuits and Confectionery remained flat at $58 million. Arnotts delivered strong earnings from an increase in sales. However, Godiva Chocolatier earnings declined due to the investment in new store openings, and earnings from Pepperidge Farm were adversely impacted by intense competition in the cheese cracker business.

Away From Home reported an earnings decline of $2 million to $14 million. Earnings were negatively impacted by the start up of a new Stockpot facility and continued costs associated with the integration of the Stockpot business, which was acquired in fiscal 1999.

NON-OPERATING ITEMS
-------------------

Interest expense increased slightly to $46 million from $44 million in the prior year due to higher debt levels.

The effective tax rate increased to 35.6% compared to 34.5% last year, due to the increasing concentration of earnings from U.S. businesses.

RESTRUCTURING CHARGE
--------------------

A restructuring charge of $41 million ($30 million after tax or $.07 per share) was recorded in the fourth quarter fiscal 1999 to cover the costs of a restructuring and divestiture program approved in July 1999 by the company's Board of Directors. This charge relates to the streamlining of certain North American and European production and administrative facilities and the anticipated cost of a divestiture of a non-strategic business with annual sales of approximately $25 million.

The restructuring includes approximately $20 million in cash charges primarily related to severance and employee benefit costs. The balance of the restructuring charge includes non-cash charges related to the disposition of plant assets and the divestiture. The company expects to complete the restructuring and divestiture program in fiscal 2000. The expected net cash outflows will not have a material impact on the company's liquidity. From this program the company expects to realize annual pre-tax savings of approximately $21 million.

See Note (c) to the Consolidated Financial Statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The company generated cash from operations of $261 million compared to $181 million last year. This increase is principally due to improved working capital versus prior year.

Capital expenditures were $36 million, a decrease from $47 million last year. The company continues to aggressively manage its capital outlays and expects total expenditures to approximate $300 million in fiscal 2000.

The company repurchased 3.6 million shares in the quarter versus 4.2 million last year.

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

To address the Y2K issue, the company established a Worldwide Year 2000 Business Action Council, led by an Executive Steering Committee of the company's senior management, including representatives of each of the company's business segments and corporate functions, to oversee and regularly review the status of the readiness plan discussed below. In addition, the company established a Worldwide Project Office responsible for the day-to-day oversight and coordination of the Y2K remediation, replacement and testing of business systems. This project office reports to the company's Chief Information Officer.

The company's plan for addressing the Y2K issue was divided into three major phases: Business Systems Inventory and Assessment, Remediation and Replacement, and Testing.

- Business Systems Inventory and Assessment - The internal inventory portion of this phase, which commenced in 1997, was designed to identify internal business systems that were susceptible to system failure or processing errors as a result of the Y2K issue. This phase is complete. Approximately 700 worldwide information technology (IT) business systems were inventoried and approximately 200 were Y2K compliant and 500 were identified as non-compliant. It was determined that approximately 400 of the non-compliant systems required remediation and the remaining 100 systems would be retired or replaced. In addition, the company has completed the inventory and assessment of its non-information technology (Non-IT) systems. The remediation and replacement of these systems, which include manufacturing production lines and equipment, elevators, heating, ventilation and air conditioning systems and water treatment systems, is included in the remediation and replacement plan discussed below. As part of this phase, significant service providers, vendors, suppliers, customers and governmental entities that are believed to be critical to business operations after January 1, 2000, were identified and steps were undertaken to ascertain their stage of Y2K readiness through questionnaires, interviews, on-site visits and other available means.

- Remediation and Replacement - The company developed a remediation and replacement plan for all affected systems including IT and Non-IT systems. The company's plan established priorities for remediation or replacement. The business systems considered most critical to ongoing operations were given the highest priority. The company prioritized its business systems into "Mission Critical" and "All Other." "Mission Critical" systems are defined as business systems such as Business Planning and Control Process, Sales Order Billing and Warehouse Management systems, that, if shut down or interrupted, could have a material adverse effect on the company's results of operations, financial condition and cash flows. "All Other" systems are defined as business systems such as Data Warehouse and Job Bidding systems that, if shut down or interrupted, may have an adverse impact on the company. Internal and external resources were used to execute the plan. Remediation and replacement of "Mission Critical" systems and "All Other" systems were substantially completed on schedule by the fourth quarter 1999.

- Testing - Testing was performed in conjunction with remediation and replacement. The company's efforts in this phase include testing by users and confirmation by appropriate local and Y2K project management that the remediated or replaced systems are Y2K compliant. The company has substantially completed testing and all systems have been returned to production.

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

The company has developed contingency plans to mitigate the potential disruptions that may result from the Y2K issue. These plans include identifying and securing alternate suppliers of ingredients, containers, packaging materials and utilities, adjusting manufacturing facility production, shutdown and start-up schedules, stockpiling of finished product inventories and certain other measures considered appropriate by management. These contingency plans, and the related cost estimates, will be continually monitored and refined as additional information becomes available.

The company currently estimates that the aggregate cost of its Y2K efforts will be approximately $44 million, of which $39 million has been incurred to date. These costs, except for capital costs of approximately $3 million, are being expensed as incurred and are being funded through operating cash flows. The company incurred Y2K costs of approximately $23 million in fiscal 1999 and expects to incur Y2K costs of approximately $7 million in fiscal 2000.

(millions)
----------

                                   Current Cost           Costs         Estimated Costs
Components                           Estimates           Incurred         to Complete
----------                           ---------           --------         -----------

External Consulting                  $     23                (21)          $      2

Hardware/Software Upgrades                 13                (12)                 1

Other                                       8                 (6)                 2
                                     ----------          ---------         ---------
                                     $     44                (39)          $      5
                                     ==========          =========         =========

The company believes that such costs will not have a material impact on the company's results of operations, financial condition or cash flows.

RECENT DEVELOPMENTS

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued and is expected to be effective for fiscal years beginning after June 15, 2000. The standard requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. The company is currently assessing the impact of the adoption on the company's financial statements. Based on the company's current portfolio, it is not expected that adoption of this statement will have a material effect on the company's results of operations, financial condition or cash flows.

FORWARD-LOOKING STATEMENTS

This quarterly report contains certain statements, which reflect the company's current expectations regarding future results of operations, economic performance, financial condition and achievements of the company. The company has tried, wherever possible, to identify these forward-looking statements by using words such as "anticipate," "believe," "estimate," "expect" and similar expressions. These statements reflect the company's current plans and expectations and are based on information currently available to it. They rely on a number of assumptions and estimates which could be inaccurate and which are subject to risks and uncertainties.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For information regarding the company's exposure to certain market risks, see
Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Annual Report on Form 10-K for Fiscal 1999. There have been no significant changes in the company's portfolio of financial instruments or market risk exposures which have occurred since year-end.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.  Exhibits

        No.
        -----
        4 There is no instrument with respect to long-term debt of the company that involves indebtedness or securities authorized thereunder exceeding 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. The company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the company upon request of the Securities and Exchange Commission.

        27  Financial Data Schedule.

        b.  Reports on Form 8-K

            There were no reports on Form 8-K filed by the company during the first quarter of fiscal 2000.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CAMPBELL SOUP COMPANY



Date: December 14, 1999                     By:  /s/  Basil Anderson
                                                ------------------------
                                                Basil Anderson
                                                Executive Vice President and
                                                Chief Financial Officer


                                            By: /s/ Ellen Oran Kaden
                                                ------------------------
                                                Ellen Oran Kaden
                                                Senior Vice President -
                                                Law and Government Affairs

                                INDEX TO EXHIBITS



Exhibit Number
--------------


     27       Financial Data Schedule.