Form 10-Q
period 2000-01-30
CAMPBELL SOUP CO
filed 2000-03-15
CIK 16732

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                       COMMISSION FILE NUMBER
       JANUARY 30, 2000                                      1-3822


                             CAMPBELL SOUP COMPANY



             NEW JERSEY                              21-0419870
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


                              YES X        NO   .
                                 _____       ___


                  THERE WERE 422,502,096 SHARES OF CAPITAL STOCK OUTSTANDING AS OF MARCH 7, 2000.

                         PART I. FINANCIAL INFORMATION

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                             STATEMENTS OF EARNINGS

                                  (unaudited)
                      (millions, except per share amounts)

                                                                    Three Months Ended      Six Months Ended
                                                                   JANUARY     January     JANUARY     January
                                                                   30, 2000    31, 1999    30, 2000    31, 1999
                                                                   --------    --------    --------    --------
Net  sales                                                          $1,916      $1,832      $3,684      $3,636
                                                                    ------      ------      ------      ------
Costs  and  expenses
     Cost  of  products  sold                                          848         856       1,657       1,686
     Marketing  and  selling  expenses                                 464         511         892         931
     Administrative  expenses                                           87          74         170         152
     Research  and  development  expenses                               15          17          31          33
     Other  expenses                                                    29           3          50          16
                                                                    ------      ------      ------      ------
          Total  costs  and  expenses                                1,443       1,461       2,800       2,818
                                                                    ------      ------      ------      ------
Earnings  before  interest  and  taxes                                 473         371         884         818
     Interest,  net                                                     50          42          96          86
                                                                    ------      ------      ------      ------
Earnings before  taxes                                                 423         329         788         732
Taxes  on  earnings                                                    142         110         272         249
                                                                    ------      ------      ------      ------

Net earnings                                                        $  281      $  219      $  516      $  483
                                                                    ======      ======      ======      ======
Per  share - basic

    Net earnings                                                    $  .66      $  .49      $ 1.21      $ 1.08
                                                                    ======      ======      ======      ======

    Dividends                                                       $ .225      $ .225      $ .450      $ .435
                                                                    ======      ======      ======      ======

    Weighted  average  shares  outstanding - basic                     427         444         428         446
                                                                    ======      ======      ======      ======

Per  share - assuming dilution

    Net earnings                                                    $  .65      $  .49      $ 1.19      $ 1.07
                                                                    ======      ======      ======      ======

    Weighted  average  shares  outstanding - assuming dilution         431         449         432         451
                                                                    ======      ======      ======      ======


See  Notes  to  Financial  Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                                 BALANCE SHEETS

                                  (unaudited)
                      (millions, except per share amounts)

                                                                    JANUARY                   August
                                                                    30, 2000                  1, 1999
                                                                    --------                  -------
Current  assets
  Cash  and  cash  equivalents                                       $    92                  $     6
  Accounts  receivable                                                   638                      541
  Inventories                                                            583                      615
  Other  current  assets                                                 126                      132
                                                                     -------                  -------
        Total  current  assets                                         1,439                    1,294
                                                                     -------                  -------
Plant  assets,  net  of  depreciation                                  1,678                    1,726
Intangible  assets,  net  of  amortization                             1,844                    1,910
Other  assets                                                            603                      592
                                                                     -------                  -------
Total  assets                                                        $ 5,564                  $ 5,522
                                                                     =======                  =======
Current  liabilities
  Notes  payable                                                     $ 1,874                  $ 1,987
  Payable  to  suppliers  and  others                                    446                      511
  Accrued  liabilities                                                   484                      415
  Dividend  payable                                                       96                       97
  Accrued  income  taxes                                                 249                      136
                                                                     -------                  -------
        Total  current  liabilities                                    3,149                    3,146
                                                                     -------                  -------

Long-term  debt                                                        1,336                    1,330
Nonpension  postretirement  benefits                                     384                      394
Other  liabilities,  including  deferred
  income taxes of  $260  and  $263                                       430                      417
                                                                     -------                  -------
        Total  liabilities                                             5,299                    5,287
                                                                     -------                  -------
Shareowners'  equity
  Preferred  stock;  authorized  40  shares;
    none  issued                                                           -                        -
  Capital  stock,  $.0375  par  value;  authorized
    560  shares;  issued  542  shares                                     20                       20
  Capital  surplus                                                       326                      382
  Earnings  retained  in  the  business                                4,365                    4,041
  Capital  stock  in  treasury,  at  cost                             (4,266)                  (4,058)
  Accumulated other comprehensive income                                (180)                    (150)
                                                                     -------                  -------
        Total  shareowners'  equity                                      265                      235
                                                                     -------                  -------
Total  liabilities  and  shareowners'  equity                        $ 5,564                  $ 5,522
                                                                     =======                  =======


See  Notes  to  Financial  Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                   (millions)

                                                                Six Months Ended
                                                           JANUARY              January
                                                           30, 2000             31, 1999
                                                           --------             --------
Cash flows from operating activities:
  Net earnings                                               $ 516               $ 483
  Non-cash charges to net earnings
    Depreciation and amortization                              123                 123
    Deferred taxes                                               1                  (3)
    Other, net                                                  10                  (1)
  Changes in working capital
    Accounts receivable                                        (97)                (47)
    Inventories                                                 30                 (62)
    Other current assets and liabilities                       143                (104)
                                                             -----               -----
Net cash provided by operating activities                      726                 389
                                                             -----               -----
Cash flows from investing activities:
  Purchases of plant assets                                    (73)               (126)
  Sales of plant assets                                          3                   8
  Businesses acquired                                            -                (105)
  Other, net                                                    (7)                 (8)
                                                             -----               -----
Net cash used in investing activities                          (77)               (231)
                                                             -----               -----
Cash flows from financing activities:
  Long-term borrowings                                           -                 325
  Repayments of long-term borrowings                            (5)                 (2)
  Short-term borrowings                                        483                 737
  Repayments of short-term borrowings                         (584)               (588)
  Dividends paid                                              (194)               (188)
  Treasury stock purchases                                    (283)               (489)
  Treasury stock issuances                                      16                  64
                                                             -----               -----
Net cash used in financing activities                         (567)               (141)
                                                             -----               -----
Effect of exchange rate changes on cash                          4                  (3)
                                                             -----               -----
Net change in cash and cash equivalents                         86                  14
Cash and cash equivalents - beginning of period                  6                  16
                                                             -----               -----
Cash and cash equivalents - end of period                    $  92               $  30
                                                             =====               =====


See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                        STATEMENTS OF SHAREOWNERS' EQUITY

                                   (unaudited)
                      (millions, except per share amounts)

                                               Capital stock
                                    ---------------------------------------               Earnings     Accumulated
                                         Issued             In treasury                   retained        other           Total
                                    ----------------     ------------------    Capital     in the     comprehensive    shareowners'
                                    Shares    Amount     Shares      Amount    surplus    business        income          equity
                                    ------    ------     ------      ------    -------    --------        ------          ------
Balance  at  August 2,  1998          542      $ 20       (94)     $ (3,083)    $ 395     $ 3,706        $ (164)          $ 874
Comprehensive income
  Net  earnings                                                                               483                           483
  Foreign currency translation
   adjustments                                                                                               (6)             (6)
Dividends  ($.435  per  share)                                                               (193)                         (193)
Treasury  stock  purchased                                 (9)         (489)                                               (489)
Treasury  stock  issued  under
  management incentive  and
  stock option plans                                        2            31        (9)                                       22
                                      ---      ----      -----     ---------    ------    --------       -------          ------
Balance  at  January 31,  1999        542      $ 20      (101)     $ (3,541)    $ 386     $ 3,996        $ (170)          $ 691
                                      ===      ====      =====     =========    ======    ========       =======          ======
BALANCE  AT  AUGUST 1,  1999          542      $ 20      (113)     $ (4,058)    $ 382     $ 4,041        $ (150)          $ 235
COMPREHENSIVE INCOME
  NET  EARNINGS                                                                               516                           516
  FOREIGN CURRENCY TRANSLATION
   ADJUSTMENTS                                                                                              (30)            (30)
DIVIDENDS  ($.450  PER  SHARE)                                                               (192)                         (192)
TREASURY  STOCK  PURCHASED                                 (7)         (283)                                               (283)
TREASURY  STOCK  ISSUED  UNDER
  MANAGEMENT INCENTIVE  AND
  STOCK OPTION PLANS                                        2            75       (56)                                       19
                                      ---      ----      -----     ---------    ------    --------       -------          ------
BALANCE  AT  JANUARY 30,  2000        542      $ 20      (118)     $ (4,266)    $ 326     $ 4,365        $ (180)          $ 265
                                      ===      ====      =====     =========    ======    ========       =======          ======


See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)
                 (dollars in millions, except per share amounts)




(a) The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the indicated periods. All such adjustments are of a normal recurring nature. Certain reclassifications were made to the prior year amounts to conform with current presentation.

(b)      Comprehensive Income

         In 1999, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," issued in June 1997. SFAS 130 establishes a standard for reporting comprehensive income, which is comprised of net income and "other" comprehensive income items, in the financial statements. "Other" comprehensive income includes items recorded in shareowners' equity that are not the result of transactions with shareowners, such as foreign currency translation adjustments.

         As of January 30, 2000 and January 31, 1999, accumulated other comprehensive income, as reflected in the statements of shareowners' equity, represents the cumulative translation adjustment.

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

         A summary of restructuring reserves at January 30, 2000, and related activity is as follows:

                              Losses on Asset Dispositions       Severance and        Other Exit
                                     and Divestitures               Benefits            Costs             Total
                                     ----------------               --------            -----             -----
          Balance at
          August 1, 1999                $  19                         38                  3               $ 60

          SPENDING                      $  (3)                       (17)                (2)              $(22)

          BALANCE AT                    ------                       ----                ---              -----
          JANUARY 30, 2000              $  16                         21                  1               $ 38
                                        ======                       ====                ===              =====

         The reserve balances as of August 1, 1999 also include amounts related to a fiscal 1998 program. The program was substantially completed by the second quarter fiscal 2000.

(d)      Earnings Per Share

         For the periods presented in the Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution includes the incremental effect of stock options. For the three and six month periods ended January 30, 2000, the weighted average shares outstanding assuming dilution also includes the incremental effect of approximately two million shares under the forward stock purchase contract. See Note
         (g) for a description of the contract.

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

         Accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those described in the summary of significant accounting policies included in the company's fiscal 1999 Annual Report on Form 10-K. The company evaluates segment performance based on earnings before interest and taxes, excluding certain non-recurring charges. Away From Home products are principally produced by the tangible assets of the company's other segments, except for the Stockpot premium refrigerated soups, which are produced in a separate facility. Accordingly, with the exception of the designated Stockpot facility, tangible assets have not been allocated to the Away From Home segment. For products produced by the assets of other segments, depreciation and amortization are allocated to Away From Home based on budgeted production hours. Transfers between segments are recorded at cost plus mark-up or at market.

The following tables present information about the company's reportable segments.

JANUARY 30, 2000

                                                                                  Corporate
                         Soup and    Biscuits and     Away From                     and
THREE MONTHS ENDED        Sauces     Confectionery      Home        Other(1)    Eliminations(2)       Total
                          ------     -------------      ----        --------    ---------------       -----
Net sales                 $1,361         419            143            9             (16)            $1,916

Earnings before
interest and taxes        $  406          78             16            1             (28)            $  473

Depreciation and
amortization              $   31          21              4            -               5             $   61

Capital expenditures      $   22          11              3            -               1             $   37



                                                                                  Corporate
                         Soup and    Biscuits and     Away From                     and
SIX MONTHS ENDED          Sauces     Confectionery      Home        Other(1)    Eliminations(2)       Total
                          ------     -------------      ----        --------    ---------------       -----
Net sales                 $2,625         793            278           22            (34)             $3,684

Earnings before
interest and taxes        $  763         136             31            2            (48)             $  884

Depreciation and
amortization              $   63          41              8            -             11              $  123

Capital expenditures      $   43          23              3            -              4              $   73

Segment assets            $3,026       1,428            372           41            697              $5,564

(1) Represents financial information of certain prepared convenience food businesses not categorized as reportable segments.

(2) Represents elimination of intersegment sales, unallocated corporate expenses, and unallocated assets, including corporate offices, deferred income taxes and prepaid pension assets.

JANUARY 31, 1999

                                                                                  Corporate
                         Soup and    Biscuits and     Away From                     and
THREE MONTHS ENDED        Sauces     Confectionery      Home        Other(1)    Eliminations(2)       Total
                          ------     -------------      ----        --------    ---------------       -----
Net sales                 $1,278          407            135           36             (24)           $1,832

Earnings before
interest and taxes        $  290           71             17            4             (11)           $  371

Depreciation and
amortization              $   33           21              3            2               5            $   64

Capital expenditures      $   53           14              -            6               6            $   79



                                                                                  Corporate
                         Soup and    Biscuits and     Away From                     and
SIX MONTHS ENDED          Sauces     Confectionery      Home        Other(1)    Eliminations(2)       Total
                          ------     -------------      ----        --------    ---------------       -----
Net sales                 $2,567           769          262             75           (37)            $3,636

Earnings before
interest and taxes        $  680           129           33              7           (31)            $  818

Depreciation and
amortization              $   64            41            6              4             8             $  123

Capital expenditures      $   80            27            -              9            10             $  126

Segment assets            $3,210         1,466          318            172           708             $5,874

(1) Represents financial information of certain prepared convenience food businesses not categorized as reportable segments.

(2) Represents elimination of intersegment sales, unallocated corporate expenses, and unallocated assets, including corporate offices, deferred income taxes and prepaid pension assets.

(f)   Inventories

                                                         JANUARY       August
                                                         30, 2000      1, 1999
                                                         --------      -------
         Raw materials, containers and supplies            $212          $207
         Finished products                                  371           408
                                                           ----          ----
                                                           $583          $615
                                                           ====          ====

         Approximately 64% of inventory in fiscal 2000 and 70% in fiscal 1999 is accounted for on the last in, first out (LIFO) method of determining cost. If the first in, first out inventory valuation method had been used exclusively, inventories would not differ materially from the amounts reported at January 30, 2000 and August 1, 1999.

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

         If the forward purchase contract had been settled on a net share basis as of January 30, 2000, the company would have provided the counterparty with approximately six million shares of its capital stock.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                              CAMPBELL SOUP COMPANY

RESULTS OF CONTINUING OPERATIONS

OVERVIEW

The company reported net earnings of $281 million for the quarter ended January 30, 2000 compared to $219 million in the comparable quarter a year ago. Diluted earnings per share increased to $.65 from $.49 a year ago. Net sales increased 5% to $1.92 billion from $1.83 billion. The increase in sales and earnings was primarily driven by the rebound in U.S. soup shipments from the prior year. In January 1999, the company initiated certain modifications in its supply chain operation that resulted in lower shipments during that quarter.

For the six months ended January 30, 2000, net sales increased 1%. Excluding currency and divestitures, sales from ongoing businesses increased 3%. Net earnings and diluted earnings per share increased 7% and 11%, respectively.

SECOND QUARTER

SALES

Sales in the quarter increased 5% to $1.92 billion from $1.83 billion last year. The change in sales was due to a 5% increase from volume and mix, a 2% increase from higher selling prices, offset by 1% decline due to divestitures and 1% decline due to currency.

An analysis of net sales by segment follows:

    (millions)                                  2000           1999       % CHANGE
    ----------                                  ----           ----       --------
    Soup and Sauces                            $1,361         $1,278         6%
    Biscuits and Confectionery                    419            407         3%
    Away From Home                                143            135         6%
                                               ------         ------         --
        Subtotal                                1,923          1,820         6%
    Other                                           9             36
    Intersegment                                  (16)           (24)
                                               ------         ------         --
        Total                                  $1,916         $1,832         5%
                                               ======         ======

The sales increase in Soup and Sauces was due to a worldwide wet soup volume increase of 9%. U.S. wet soup shipments increased 12% over the prior period. The comparison to the prior period is impacted by the initiatives implemented in January 1999 that resulted in lower shipments in that period. During the quarter, ready-to-serve soups delivered solid volume gains, led by Swanson broths and new products that were introduced nationally earlier in the year, such as Campbell's ready-to-serve Tomato soup in a resealable plastic container and Campbell's Soup-To-Go! In addition, Campbell's Chunky soups posted solid gains, as did Campbell's Simply Home soups.

International soup volume increased 1% primarily due to volume gains in France, Germany and Australia offset by lower shipments in Canada and the United Kingdom.

Sales of prepared foods improved versus last year. Sales of Prego increased due to the introduction of new products and packaging. In the United Kingdom, Homepride cooking sauces contributed to the positive change in sales. Franco-American volumes were down versus last year due to continued intense competition in the category.

The increase in sales reported by Biscuits and Confectionery compared to last year was primarily due to continued growth in Godiva Chocolatier and the core cracker business at Arnotts. Pepperidge Farm sales declined due to continued competitive pressure in the cheese cracker category.

Away From Home reported an increase of 6% versus the comparable quarter a year ago driven by double-digit growth in soup sales in traditional food service outlets.

The decline in Other is due to the divestiture of Fresh Start Bakeries, Inc. in May 1999.

GROSS MARGIN

Gross margin, defined as net sales less cost of products sold, increased $92 million in the quarter. As a percent of sales, gross margin was 55.7% compared to 53.3% last year. The improvement in margin percentage was principally due to stronger unit volume in the U.S., higher selling prices, and productivity programs.

MARKETING AND SELLING EXPENSES

Marketing and selling expenses as a percent of sales declined to 24% from 28% last year. The decrease is attributable to a shift in the timing of certain programs and reductions in programs to match marketplace performance.

ADMINISTRATIVE EXPENSES

Administrative expenses were relatively flat as a percent of sales compared to last year.

OTHER EXPENSES

Other expenses increased as compared to last year primarily due to higher incentive compensation costs.

OPERATING EARNINGS

Segment operating earnings increased 32% for the second quarter versus the prior year.

An analysis of operating earnings by segment follows:


(millions)                                 2000           1999           % CHANGE
----------                                 ----           -----          --------
Soup and Sauces                           $ 406          $ 290              40%
Biscuits and Confectionery                   78             71              10%
Away From Home                               16             17              (6)%
                                          -----          -----           -----
     Subtotal                               500            378              32%

Other                                         1              4
                                          -----          -----           -----
                                            501            382
Corporate                                   (28)           (11)
                                          -----          -----           -----
     Total                                $ 473          $ 371              27%
                                          =====          =====


Earnings from Soup and Sauces increased 40% due to higher U.S. wet soup sales and lower marketing and selling spending. The ready-to-serve category showed continued growth behind Campbell's Chunky. Prego, Pace and Franco-American pasta also contributed to the earnings growth.

Earnings from Biscuits and Confectionery increased 10% to $78 million. The increase was due to strong performance by Godiva Chocolatier and the increase in sales at Arnotts. Pepperidge Farm results continued to be adversely impacted by competition in the cheese cracker business.

Away From Home earnings were relatively flat versus last year.

NON-OPERATING ITEMS

Net interest expense was $50 million versus $42 million in the prior year due to higher debt levels.

The effective tax rate was 33.6% compared to 33.4% last year.

SIX MONTHS

SALES

Sales for the six months increased 1% to $3.68 billion from $3.64 billion last year. The change in sales was due to a 1% increase from volume and mix, a 2% increase from higher selling prices, offset by a 2% decline from divestitures.

An analysis of net sales by segment follows:


(millions)                                2000            1999            % CHANGE
----------                                ----            ----            --------
Soup and Sauces                         $ 2,625         $ 2,567               2%
Biscuits and Confectionery                  793             769               3%
Away From Home                              278             262               6%
                                        -------         -------              ---
    Subtotal                              3,696           3,598               3%
Other                                        22              75
Intersegment                                (34)            (37)
                                        -------         -------              ---
Total                                   $ 3,684         $ 3,636               1%
                                        =======         =======


The sales increase reported by Soup and Sauces was due to a 2% increase in worldwide wet soup volume, driven primarily by the second quarter U.S. soup shipment recovery. Outside the U.S., wet soup sales in Germany, France, and Australia contributed to this growth. Beverage sales were flat versus last year, while Pace and Franco-American experienced declines in sales.

Biscuits and Confectionery reported a 3% increase versus 1999 due to continued gains in the Godiva business and the Arnotts biscuit business. Pepperidge Farm sales declined due to continued competitive pressure in the cheese cracker category.

Away From Home reported a sales increase of 6% due to a 9% increase in soup volume.

The decline in Other is due to the divestiture of Fresh Start Bakeries, Inc. in May 1999.

GROSS MARGIN

Gross margin, defined as net sales less cost of products sold, increased $77 million year-to-date. As a percent of sales, gross margin was 55% compared to 53.6% last year. The improvement in margin percentage was principally due to product mix with stronger volume in the U.S., selling price increases, and cost savings programs.

MARKETING AND SELLING EXPENSE

Marketing and selling expenses as a percent of sales decreased to 24% from 26% last year. The decrease is attributable to a shift in the timing of certain programs and reductions in programs to match marketplace performance.

ADMINISTRATIVE EXPENSES

Administrative expenses were relatively flat as a percent of sales compared to last year.

OTHER EXPENSES

Other expenses increased as compared to last year primarily due to increases in incentive compensation costs.

OPERATING EARNINGS

Segment operating earnings increased 10% versus the prior year.

An analysis of operating earnings by segment follows:


(millions)                              2000         1999        % CHANGE
----------                              ----         ----        --------
Soup and Sauces                        $ 763        $ 680            12%
Biscuits and Confectionery               136          129             5%
Away From Home                            31           33            (6)%
                                       -----        -----           -----
    Subtotal                             930          842            10%
Other                                      2            7
                                       -----        -----           -----
                                         932          849
Corporate                                (48)         (31)
                                       -----        -----           -----
    Total                              $ 884        $ 818             8%
                                       =====        =====


The increase in earnings from Soup and Sauces is primarily due to the recovery in U.S. soup shipments from last year and improved earnings performance by Prego, Pace and Franco-American. Erasco and Liebig also contributed to operating margin gains.

Biscuits and Confectionery reported an increase in earnings driven by Godiva Chocolatier and Arnotts. Earnings from Pepperidge Farm remained flat.

Earnings from Away From Home declined due to increases in investments behind growth initiatives and costs associated with the new Stockpot facility.

Earnings from Other declined due to the divestiture of Fresh Start Bakeries, Inc. in May 1999.

NON-OPERATING ITEMS

Net interest expense increased to $96 million from $86 million in the prior year due to the higher debt levels.

The effective tax rate was 34.5% compared to 34.0% last year.

RESTRUCTURING CHARGE

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

LIQUIDITY AND CAPITAL RESOURCES

The company generated cash from operations of $726 million compared to $389 million last year. This increase is primarily due to higher earnings and improvement in working capital management.

Capital expenditures were $73 million, a decrease from $126 million last year. The company continues to aggressively manage its capital outlays and expects total expenditures to approximate $270 million in fiscal 2000.

In the first six months, the company repurchased 6.9 million shares versus 9.3 million last year. By repurchasing shares, the company expects to utilize existing cash and debt capacity to lower its cost of capital and increase returns to shareowners. The company's long-term strategy is to repurchase approximately two percent of its outstanding shares annually.

In October 1998, the company entered into a forward stock purchase contract to partially hedge the company's equity exposure from its stock option program. See Note (g) of the Notes to Financial Statements for further discussion of the contract.

YEAR 2000

The company recognized the material nature of the business issues related to the computer processing of dates into and beyond the Year 2000 and effected a readiness plan that was divided into three major phases: Business Systems Inventory and Assessment, Remediation and Replacement, and Testing. Management believes the company has completed all of the activities within its control to ensure that the company's systems are Year 2000 compliant. The company has not experienced any disruption or material adverse impacts in its operations, business systems or supply chain as a result of the Year 2000 date transition. The company is not aware that any of its major business partners have experienced significant Year 2000 issues. However, the company has developed contingency plans to mitigate any remaining Year 2000-related risks.

The aggregate cost of the company's Year 2000 efforts was approximately $42 million. These costs, except for capital costs of approximately $3 million, were expensed as incurred and funded through operating cash flows. The company incurred Year 2000-related costs of approximately $23 million in fiscal 1999 and $5 million in fiscal 2000. No significant future expenses are expected to be incurred.

An analysis of costs incurred is as follows:

         (millions)
         External consulting                                 $23
         Hardware/software upgrades                           13
         Other                                                 6
                                                             ---
              Total                                          $42
                                                             ===


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

- the impact of unforeseen economic and political changes in international markets where the company competes such as currency exchange rates, inflation rates, recession, foreign ownership restrictions and other external factors over which the company has no control; and

- the ability of the company and its key service providers, vendors, suppliers, customers and governmental entities to replace, modify or upgrade computer systems in ways that adequately address any remaining Year 2000-related risks.

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

As of March 9, 2000, ten lawsuits had been commenced since January 2000 against Campbell Soup Company and certain of its officers in the United States District Court for the District of New Jersey, on behalf of persons who allegedly purchased the company's stock between November 18, 1997 and January 8, 1999. Specifically, the actions allege, among other things, that during this period, Campbell and certain of its officers misrepresented the company's financial condition by failing to disclose alleged shipping and revenue recognition practices in connection with the sale of certain company products at the end of the company's fiscal quarters in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The actions seek compensatory and other damages, and costs and expenses associated with the litigation. Campbell believes the complaints are without merit and intends to defend the actions vigorously.

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

  27     Financial Data Schedule.

  b.     Reports on Form 8-K

         There were no reports on Form 8-K filed by the company during the second quarter of fiscal 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CAMPBELL SOUP COMPANY



Date: March 15, 2000                    By:  /s/ Basil Anderson
                                            -----------------------------
                                             Basil Anderson
                                             Executive Vice President and
                                             Chief Financial Officer


                                        By: /s/ Ellen Oran Kaden
                                            -----------------------------
                                            Ellen Oran Kaden
                                            Senior Vice President -
                                            Law and Government Affairs

                                INDEX TO EXHIBITS



Exhibit Number
--------------
     27              Financial Data Schedule.