Form 10-Q
period 2000-04-30
CAMPBELL SOUP CO
filed 2000-06-13
CIK 16732

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                    Commission File Number
     April 30, 2000                                       1-3822


                          [Campbell Soup Company Logo]


     New Jersey                                   21-0419870
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


                                   Yes X   No   .



There were 421,115,848 shares of Capital Stock outstanding as of June 6, 2000.

                       PART I. FINANCIAL INFORMATION

                    CAMPBELL SOUP COMPANY CONSOLIDATED

                          Statements of Earnings

                                (unaudited)
                   (millions, except per share amounts)

                                                                   Three Months Ended    Nine Months Ended
                                                                   ------------------    -----------------
                                                                   APRIL        May      APRIL       May
                                                                30, 2000    2, 1999   30, 2000   2, 1999
                                                                --------    -------   --------   -------
Net  sales                                                         $1,394     $1,492     $5,078     $5,128
----------------------------------------------------------------------------------------------------------
Costs  and  expenses
     Cost  of  products  sold                                         664        730      2,321      2,416
     Marketing  and  selling  expenses                                389        370      1,281      1,301
     Administrative  expenses                                          68         69        238        221
     Research  and  development  expenses                              14         15         45         48
     Other  expenses                                                   15         24         65         40
----------------------------------------------------------------------------------------------------------
          Total  costs  and  expenses                               1,150      1,208      3,950      4,026
----------------------------------------------------------------------------------------------------------
Earnings  before  interest  and  taxes                                244        284      1,128      1,102
     Interest,  net                                                    44         43        140        129
----------------------------------------------------------------------------------------------------------
Earnings before  taxes                                                200        241        988        973
Taxes  on  earnings                                                    61         79        333        328
----------------------------------------------------------------------------------------------------------
Net earnings                                                       $  139     $  162     $  655     $  645
==========================================================================================================
Per  share - basic

    Net earnings                                                   $  .33     $  .37     $ 1.54     $ 1.46
==========================================================================================================
    Dividends                                                      $ .225     $ .225     $ .675     $ .660
==========================================================================================================
    Weighted  average  shares  outstanding - basic                    423        438        426        443
==========================================================================================================
Per  share - assuming dilution

    Net earnings                                                   $  .32     $  .37     $ 1.52     $ 1.44
==========================================================================================================
    Weighted  average  shares  outstanding - assuming dilution        432        443        432        448
==========================================================================================================
See  Notes  to  Financial  Statements

                                 CAMPBELL SOUP COMPANY CONSOLIDATED

                                           Balance Sheets

                                             (unaudited)
                                (millions, except per share amounts)


                                                                       APRIL                   August
                                                                    30, 2000                  1, 1999
                                                                    --------                  -------

Current  assets
  Cash  and  cash  equivalents                                       $    34                  $     6
  Accounts  receivable                                                   470                      541
  Inventories                                                            560                      615
  Other  current  assets                                                 122                      132
-----------------------------------------------------------------------------------------------------
        Total  current  assets                                         1,186                    1,294
-----------------------------------------------------------------------------------------------------
Plant  assets,  net  of  depreciation                                  1,622                    1,726
Intangible  assets,  net  of  amortization                             1,772                    1,910
Other  assets                                                            615                      592
-----------------------------------------------------------------------------------------------------
Total  assets                                                        $ 5,195                  $ 5,522
=====================================================================================================


Current  liabilities
  Notes  payable                                                     $ 1,887                  $ 1,987
  Payable  to  suppliers  and  others                                    351                      511
  Accrued  liabilities                                                   422                      415
  Dividend  payable                                                       95                       97
  Accrued  income  taxes                                                 228                      136
-----------------------------------------------------------------------------------------------------
        Total  current  liabilities                                    2,983                    3,146
-----------------------------------------------------------------------------------------------------

Long-term  debt                                                        1,270                    1,330
Nonpension  postretirement  benefits                                     375                      394
Other  liabilities,  including  deferred
  income taxes of  $249  and  $263                                       404                      417
-----------------------------------------------------------------------------------------------------
        Total  liabilities                                             5,032                    5,287
-----------------------------------------------------------------------------------------------------
Shareowners'  equity
  Preferred  stock;  authorized  40  shares;
    none  issued                                                           -                        -
  Capital  stock,  $.0375  par  value;  authorized
    560  shares;  issued  542  shares                                     20                       20
  Capital  surplus                                                       318                      382
  Earnings  retained  in  the  business                                4,409                    4,041
  Capital  stock  in  treasury,  at  cost                             (4,348)                  (4,058)
  Accumulated other comprehensive income                                (236)                    (150)
-----------------------------------------------------------------------------------------------------
        Total  shareowners'  equity                                      163                      235
-----------------------------------------------------------------------------------------------------
Total  liabilities  and  shareowners'  equity                        $ 5,195                  $ 5,522
=====================================================================================================
See  Notes  to  Financial  Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                            Statements of Cash Flows

                                   (unaudited)
                                   (millions)

                                                   Nine Months Ended
                                                   -----------------
                                                 APRIL           May
                                              30, 2000       2, 1999
                                              --------       -------

Cash flows from operating activities:
 Net earnings                                     $655         $645
 Non-cash charges to net earnings
   Depreciation and amortization                   189          191
   Deferred income taxes                             1           (6)
   Other, net                                       21           19
 Changes in working capital
   Accounts receivable                              61          128
   Inventories                                      35          (25)
   Other current assets and liabilities            (28)        (207)
--------------------------------------------------------------------
    Net cash provided by operating activities      934          745
--------------------------------------------------------------------
Cash flows from investing activities:
 Purchases of plant assets                        (120)        (198)
 Sales of plant assets                               4            8
 Businesses acquired                                 -         (105)
 Sales of businesses                                10            -
 Other, net                                        (25)         (27)
--------------------------------------------------------------------
    Net cash used in investing activities         (131)        (322)
--------------------------------------------------------------------
Cash flows from financing activities:
 Long-term borrowings                                -          325
 Repayments of long-term borrowings                 (7)          (5)
 Short-term borrowings                             686        1,315
 Repayments of short-term borrowings              (809)      (1,036)
 Dividends paid                                   (289)        (288)
 Treasury stock purchases                         (374)        (774)
 Treasury stock issuances                           12           42
 Other, net                                          -           (2)
--------------------------------------------------------------------
    Net cash used in financing activities         (781)        (423)
--------------------------------------------------------------------
Effect of exchange rate changes on cash              6            8
--------------------------------------------------------------------
Net change in cash and cash equivalents             28            8
Cash and cash equivalents - beginning of period      6           16
--------------------------------------------------------------------
Cash and cash equivalents - end of period         $ 34         $ 24
====================================================================
See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                        Statements of Shareowners' Equity

                                   (unaudited)
                      (millions, except per share amounts)


                                                     Capital stock
                                                     -------------                          Earnings     Accumulated
                                                Issued          In treasury                 retained           other           Total
                                                ------          -----------       Capital     in the   comprehensive    shareowners'
                                            Shares   Amount   Shares     Amount   surplus   business          income          equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at August 2,1998                       542      $20     (94)   $(3,083)     $395     $3,706           $(164)          $ 874
Comprehensive income
 Net earnings                                                                                   645                             645
 Foreign currency translation adjustments                                                                        24              24
Dividends ($.660 per share)                                                                    (291)                           (291)
Treasury stock purchased                                        (16)      (774)                                                (774)
Treasury stock issued under
 management incentive and
 stock option plans                                               2         37       (16)                                        21
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 2, 1999                         542      $20    (108)   $(3,820)     $379     $4,060           $(140)          $ 499
====================================================================================================================================
BALANCE AT AUGUST 1, 1999                      542      $20    (113)   $(4,058)     $382     $4,041           $(150)          $ 235
COMPREHENSIVE INCOME
 NET EARNINGS                                                                                   655                             655
 FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                                                                       (86)            (86)
DIVIDENDS ($.675 PER SHARE)                                                                    (287)                           (287)
TREASURY STOCK PURCHASED                                        (10)      (373)                                                (373)
TREASURY STOCK ISSUED UNDER
 MANAGEMENT INCENTIVE AND
 STOCK OPTION PLANS                                               2         83       (64)                                         19
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT APRIL 30, 2000                      542      $20    (121)   $(4,348)     $319     $4,409           $(236)          $ 163
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

         As of April 30, 2000 and May 2, 1999, accumulated other comprehensive income, as reflected in the statements of shareowners' equity, represents the cumulative translation adjustment.

(c)      Restructuring Program
         A restructuring charge of $41 ($30 after tax or $.07 per share) was recorded in the fourth quarter fiscal 1999 to cover the costs of a restructuring and divestiture program approved in July 1999 by the company's Board of Directors. This charge relates to the streamlining of certain North American and European production and administrative facilities and the anticipated cost of a divestiture of a non-strategic business with annual sales of approximately $25. The divestiture was completed in April 2000.

         The restructuring charge includes approximately $20 in cash charges primarily related to severance and employee benefit costs. The balance of the restructuring charge includes non-cash charges related to the disposition of plant assets and the divestiture. The restructuring and divestiture program will be substantially completed by the end of fiscal 2000. The expected net cash outflows will not have a material impact on the company's liquidity. From this program, the company expects to realize annual pre-tax savings of approximately $21.

A summary of restructuring reserves at April 30, 2000, and related activity is as follows:

                     Losses on Asset
                      Dispositions        Severance and   Other Exit
                     and Divestitures       Benefits         Costs      Total
                     ----------------     -------------   ----------    -----
Balance at
August 1, 1999           $ 19                 38               3         $ 60

SPENDING                 $(19)               (21)             (2)        $(42)
                        ------             ------          ------       ------
BALANCE AT
APRIL 30, 2000           $  0                 17               1         $ 18
                        ======             ======          ======       ======

         The reserve balances as of August 1, 1999 also include amounts related to a fiscal 1998 program. The program was substantially completed by the second quarter fiscal 2000.

   (d)   Earnings Per Share
         For the periods presented in the Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution includes the incremental effect of stock options. For the three and nine month periods ended April 30, 2000, the weighted average shares outstanding assuming dilution also includes the incremental effect of approximately seven million and three million shares, respectively, under a forward stock purchase contract. See note (g) for a description of the contract. For the nine month period ended May 2, 1999, the weighted average shares outstanding assuming dilution also includes the incremental effect of approximately one million shares under the contract.

   (e)   Segment Information
         The company operates in three business segments: Soup and Sauces, Biscuits and Confectionery, and Away From Home. The segments are managed as strategic units due to their distinct manufacturing processes, marketing strategies and distribution channels. The Soup and Sauces segment includes the worldwide soup businesses, Prego spaghetti sauces, Pace Mexican sauces, Franco-American pastas and gravies, Swanson broths, and V8 and V8 Splash beverages. The Biscuits and Confectionery segment includes the Godiva Chocolatier, Pepperidge Farm, and Arnotts Limited businesses. Away From Home represents products, including Campbell's soups and Campbell's Specialty Kitchen entrees, which are distributed to the food service and meal replacement markets.

         Accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those described in the summary of significant accounting policies included in the company's fiscal 1999 Annual Report on Form 10-K. The company evaluates segment performance based on earnings before interest and taxes, excluding certain non-recurring charges. Away From Home products are principally produced by the tangible assets of the company's other segments, except for Stockpot premium refrigerated soups, which are produced in a separate facility, and for certain frozen products which are produced under contract manufacturing agreements. Accordingly, with the exception of the designated Stockpot facility, tangible assets have not been allocated to the Away From Home segment. For products produced by the assets of other segments, depreciation and amortization are allocated to Away From Home based on budgeted production hours. Transfers between segments are recorded at cost plus mark-up or at market.

The following tables present information about the company's reportable segments:

APRIL 30, 2000

                                                                       Away
                                  Soup and       Biscuits and          From                          Corporate and
                                   Sauces        Confectionery         Home          Other(1)         Eliminations(2)     Total
                                  --------       -------------         ----          --------        ----------------     -----
THREE MONTHS ENDED
Net sales                          $  927              347              132                5               (17)           $1,394

Earnings before interest
and taxes                          $  204               42               13               (1)              (14)           $  244

Depreciation and
amortization                       $   31               24                6                -                 5            $   66

Capital expenditures               $   27               14                1                -                 5            $   47


NINE MONTHS ENDED
Net sales                          $3,552            1,140              410               27               (51)           $5,078

Earnings before interest
and taxes                          $  968              178               44                -               (62)           $1,128

Depreciation and
amortization                       $   94               65               14                -                16            $  189


Capital expenditures               $   70               37                4                -                 9            $  120

Segment assets                     $2,769            1,344              362                7               713            $5,195


(1)      Represents financial information of certain prepared convenience food businesses not categorized as reportable segments.

(2)      Represents elimination of intersegment sales, unallocated corporate expenses and unallocated assets, including corporate offices, deferred income taxes and prepaid pension assets.


May 2, 1999

                                                                       Away
                                  Soup and       Biscuits and          From                          Corporate and
                                   Sauces        Confectionery         Home          Other(1)         Eliminations(2)     Total
                                  --------       --------------        ----          --------        ----------------     -----
THREE MONTHS ENDED
Net sales                          $1,010              340              122               34               (14)           $1,492

Earnings before interest
and taxes                          $  249               44               13               (1)              (21)           $  284

Depreciation and
amortization                       $   31               21                4                3                 5            $   64

Capital expenditures               $   47               17                4                1                 3            $   72


NINE MONTHS ENDED
Net sales                          $3,578            1,109              382              110               (51)           $5,128

Earnings before interest
and taxes                          $  929              173               46                6               (52)           $1,102

Depreciation and
amortization                       $   96               62               10                8                15            $  191

Capital expenditures               $  124               45                7                9                13            $  198


Segment assets                     $2,994            1,494              314              159               742            $5,703


(1)      Represents financial information of certain prepared convenience food businesses not categorized as reportable segments.

(2)      Represents elimination of intersegment sales, unallocated corporate expenses and unallocated assets, including corporate offices, deferred income taxes and prepaid pension assets.


(f)      Inventories

                                                             APRIL         August
                                                          30, 2000        1, 1999
                                                          --------        -------
         Raw materials, containers and supplies               $204           $207
         Finished products                                     356            408
                                                          --------        -------
                                                              $560           $615

         Approximately 65% of inventory in fiscal 2000 is accounted for on the last in, first out (LIFO) method of determining cost. If the first in, first out inventory valuation method had been used exclusively, inventories would not differ materially from the amounts reported at April 30, 2000 and August 1, 1999.

(g)      Forward Stock Purchase Program
         In October 1998, the company entered into a forward stock purchase contract in connection with the company's equity exposure from its stock option program. The contract, which matures in fiscal 2004, provides for the company to repurchase approximately 11 million shares at an average price of approximately $47 per share. The company may elect to settle the contract on a net share basis in lieu of physical settlement. The contract permits early settlement and may be extended for an additional five-year term.

         If the forward purchase contract had been settled on a net share basis as of April 30, 2000, the company would have provided the counterparty with approximately nine million shares of its capital stock.

         In March 2000, the Emerging Issues Task Force (EITF) released Issue Number 00-07, "Application of EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," to Equity Derivative Transactions That Contain Certain Provisions That Require Cash Settlement if Certain Events Outside the Control of the Issuer Occur." The EITF reached a consensus that equity derivative contracts that include any provision that could require net cash settlement can no longer be accounted for as equity. Such contracts are initially recorded at fair value and must be accounted for as an asset or liability with subsequent changes in the fair value of the derivative included in earnings. Similarly the EITF reached a consensus that equity derivative contracts with any provisions that could require physical settlement by a cash payment to the counterparty in exchange for the issuer's shares can no longer be accounted for as permanent equity. Instead, the contracts should be classified as temporary or mezzanine equity. Both of these conclusions do not allow for an evaluation of the likelihood that otherwise unlikely or remote events would trigger cash settlement.

         For contracts that existed before March 16, 2000, the provisions of the consensus are to be applied on December 31, 2000 to those contracts that remain outstanding at that date, based on the contract terms then in place. The effect of the application that requires asset/liability treatment for contracts with net cash settlement provisions should be calculated as of December 31, 2000, and presented on that date as a cumulative effect of change in accounting principle. Any reclassification of amounts from permanent equity to temporary equity as a result of settlement provisions that require physical cash settlement should be made for balance sheets as of and subsequent to December 31, 2000.

         The company's forward stock contract is currently accounted for as permanent equity. The company is evaluating the impact of the consensus and possible amendments to contract provisions with the counterparty. Further discussions related to the accounting for such contracts continue by the EITF and other accounting and regulatory bodies. The company expects to adopt the provisions of the consensus in the second quarter fiscal 2001. However, the ultimate resolution and impact of the accounting for the contract will be dependent upon the results of the review of contract provisions with the counterparty, possible future changes in authoritative guidance and fluctuations in the company's share price.

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    RESULTS OF OPERATIONS

    OVERVIEW

    Net sales in the third quarter ended April 30, 2000 declined 7% primarily due to lower worldwide wet soup shipments. Worldwide wet soup shipments decreased 5% as a result of an 8% decline in the U.S. Outside the U.S., wet soup shipments increased 1%. Net sales excluding currency and divestitures decreased 4% in the quarter.

    For the nine months ended April 30, 2000, net sales declined 1%. Net earnings increased 2% to $655 million and diluted earnings per share increased 6% to $1.52.

    THIRD QUARTER

    SALES

    Sales in the quarter declined 7% to $1.39 billion from $1.49 billion last year. The change in sales was due to a 5% decline in volume and mix, a 3% decline due to divestitures and currency, offset by 1% from higher selling prices.

    An analysis of net sales by segment follows:

    (millions)                              2000          1999       % CHANGE
    ----------                              ----          ----       --------
     Soup and Sauces                      $   927       $ 1,010            (8)%


     Biscuits and Confectionery               347           340             2


     Away From Home                           132           122             8

     --------------------------------------------------------------------------
         Subtotal                           1,406         1,472            (4)

     Other                                      5            34

     Intersegment                             (17)          (14)
     --------------------------------------------------------------------------
         Total                            $ 1,394       $ 1,492            (7)%

    The sales decline in Soup and Sauces was due primarily to a 5% decrease in worldwide wet soup volume, driven by an 8% decline in U.S. soup volume. Outside the U.S., wet soup volume increased 1%. Volume gains in France, Germany and Asia/Pacific were partially offset by declines in the United Kingdom, Canada and Japan.

    Beverage sales were lower than the prior year due to competitive pressure in the category. Sales of U.S. sauces and prepared foods also declined in the quarter in response to aggressive competitive activity in their respective categories.

    Biscuits and Confectionery reported an increase in sales compared to third quarter 1999. The increase was primarily driven by the performance of Godiva Chocolatier and the Arnotts biscuit business. Godiva Chocolatier contributed double-digit sales growth due to record Valentine's Day results and strong Easter sales. Pepperidge Farm reported lower sales as a result of continued competitive activity in the cheese cracker category although sales of frozen products increased over the prior year behind new product initiatives.

    Away From Home sales increased by 8% over the prior year due primarily to the expansion of the Campbell's branded soup in university cafeterias, convenience stores and other outlets.

    The decline on Other is due to the divestiture of Fresh Start Bakeries, Inc. in May 1999.

    GROSS MARGIN

    Gross margin, defined as net sales less cost of products sold, decreased $32 million in the quarter due to lower sales volumes. As a percent of sales, gross margin was 52.4% compared to 51.0% last year. The improvement in margin percentage was principally due to higher selling prices, cost savings generated from global procurement initiatives and continued productivity gains in manufacturing facilities, which offset the adverse mix impact resulting from declines in U.S. wet soup volume.

    MARKETING AND SELLING EXPENSES

    Marketing and selling expenses as a percent of sales increased to 27.9% from 24.8% last year. The increase was primarily due to an increase in selling costs associated with new stores in Godiva Chocolatier, an increase in marketing costs in the Pepperidge Farm business, and a shift in the timing of certain U.S. soup programs and reductions in programs to match marketplace performance.

    ADMINISTRATIVE EXPENSES

    Administrative expenses were relatively flat at approximately 5% of sales.

    OTHER EXPENSES

    Other expenses decreased principally due to lower expenses in recognition of long-term compensation liabilities and related contracts that hedge the programs.

    OPERATING EARNINGS

    Segment operating earnings, defined as earnings before interest and taxes, decreased 15% versus the prior year due primarily to the decline in U.S. soup sales.

    An analysis of operating earnings by segment follows:



    (millions)                            2000             1999            % CHANGE
    ----------                            ----             ----            --------
    Soup and Sauces                      $ 204            $ 249              (18)%

    Biscuits and Confectionery              42               44               (5)

    Away From Home                          13               13               -
    ------------------------------------------------------------------------------
         Subtotal                          259              306              (15)

    Other                                   (1)              (1)
    ------------------------------------------------------------------------------
                                           258              305              (15)

    Corporate                              (14)             (21)
    ------------------------------------------------------------------------------
          Total                          $ 244            $ 284              (14)%

    Earnings from Soup and Sauces declined 18% due primarily to lower sales of U.S. soup. Beverages reported a decline in earnings primarily due to a decline in V8 Splash versus record sales a year ago. U.S. sauces and prepared foods reported a decline in earnings due to competition against pasta and gravy.

    Earnings from Biscuits and Confectionery declined by $2 million due in part to marketing investments in Pepperidge Farm products. Godiva Chocolatier reported double-digit growth in earnings due to record Valentine's Day results and strong Easter sales.

    Away From Home earnings were flat versus last year.

    NON-OPERATING ITEMS

    Interest expense was consistent with the prior year.

    The effective tax rate was 30.5% compared to 32.7% in fiscal 1999. The decrease was due to a lower effective rate on foreign earnings primarily driven by a reduction in the Australian statutory rate.

    NINE MONTHS

    SALES

    Sales for the nine months declined 1% to $5.08 billion from $5.13 billion last year. The change in sales was due to a 1% decrease from volume and mix, a 2% decline due to divestitures, offset by 2% from higher selling prices.

    An analysis of net sales by segment follows:


    (millions)                            2000            1999          % CHANGE
    ----------                            ----            ----          --------
    Soup and Sauces                      $ 3,552         $ 3,578          (1)%


    Biscuits and Confectionery             1,140           1,109           3


    Away From Home                           410             382           7
    --------------------------------------------------------------------------

        Subtotal                           5,102           5,069           1


    Other                                     27             110


    Intersegment                             (51)            (51)
    --------------------------------------------------------------------------
         Total                           $ 5,078         $ 5,128          (1)%


    The decline in Soup and Sauces was due to declines in U.S. sauces, prepared foods and beverages and the United Kingdom business. U.S. soup sales were relatively flat versus the prior year. Germany, France and Asia/Pacific reported sales gains.

    Biscuits and Confectionery reported an increase in sales compared to 1999 due primarily to a double-digit increase in Godiva Chocolatier and an increase in the Australian biscuit business. The increase in Godiva Chocolatier sales was due to new retail store openings, improved comparable store sales and product innovation. Pepperidge Farm reported lower sales due to a decline in Goldfish volume.

     Away From Home reported a 7% increase in sales primarily due to an increase in soup volume and improved performance in the Canadian and Pepperidge Farm businesses.

     GROSS MARGIN

     Gross margin, defined as net sales less cost of products sold, increased $45 million year-to-date. As a percent of sales, gross margin was 54.3% compared to 52.9% last year. The improvement in margin percentage was principally due to selling price increases, cost savings generated from global procurement initiatives and continued productivity gains in the manufacturing facilities.

     MARKETING AND SELLING EXPENSES

     Marketing and selling expenses as a percent of sales were relatively flat at 25.2% versus 25.4% last year. The slight decline is due to reductions in certain programs to match marketplace performance, offset by increased selling costs in Godiva Chocolatier.

     ADMINISTRATIVE EXPENSES

     Administrative expenses as a percent of sales increased to 4.6% from 4.3% last year. The increase is due to higher costs associated with the Away From Home infrastructure and higher compensation costs.

     OTHER EXPENSES

     Other expenses increased as compared to last year primarily due to increases in incentive compensation costs.

     OPERATING EARNINGS

     Segment operating earnings, defined as earnings before interest and taxes, increased 4% versus the prior year.

     An analysis of operating earnings by segment follows:


    (millions)                          2000               1999            % CHANGE
    ----------                          ----               ----            --------
    Soup and Sauces                  $   968            $   929                  4%

    Biscuits and Confectionery           178                173                  3

    Away From Home                        44                 46                 (4)
    -------------------------------------------------------------------------------

        Subtotal                       1,190              1,148                  4

    Other                                -                    6
    -------------------------------------------------------------------------------
                                       1,190              1,154                  3

    Corporate                            (62)               (52)
    -------------------------------------------------------------------------------
        Total                        $ 1,128            $ 1,102                  2%


    The increase in earnings from Soup and Sauces is due primarily to lower marketing expenses and improvements in gross margin from cost productivity programs. Several international wet soup businesses including Erasco in Germany, Liebig in France, and Asia/Pacific contributed to the earnings performance. Beverages and U.S. sauces and prepared foods reported improved earnings due to lower marketing.

    Biscuits and Confectionery reported an increase in earnings driven by the performance of Godiva Chocolatier and Arnotts. Pepperidge Farm reported a decline in earnings.

    Earnings from Away From Home declined $2 million to $44 million due to increased investment behind growth initiatives and higher costs associated with the new Stockpot manufacturing facility.

    The decline in Other is due to the sale of Fresh Start Bakeries, Inc. in May 1999.

        NON-OPERATING ITEMS

        Net interest expense increased to $140 million from $129 million in 1999 due to higher debt levels and interest rates.

        The effective tax rate was flat at 33.7%.

        RESTRUCTURING CHARGE

        A restructuring charge of $41 million ($30 million after tax or $.07 per share) was recorded in the fourth quarter fiscal 1999 to cover the costs of a restructuring and divestiture program approved in July 1999 by the company's Board of Directors. This charge relates to the streamlining of certain North American and European production and administrative facilities and the anticipated cost of a divestiture of a non-strategic business with annual sales of approximately $25 million. The divestiture was completed in April 2000.

        The restructuring charge includes approximately $20 million in cash charges primarily related to severance and employee benefit costs. The balance of the restructuring charge includes non-cash charges related to the disposition of plant assets and the divestiture. The program will be substantially completed by the end of fiscal 2000. The expected net cash outflows will not have a material impact on the company's liquidity. From this program, the company expects to realize annual pre-tax savings of approximately $21 million. See note (c) of the Notes to Financial Statements for further discussion of the program and the related activity analysis.

        LIQUIDITY AND CAPITAL RESOURCES

        The company generated cash from operations of $934 million compared to $745 million last year. This increase is primarily due to higher earnings and improved working capital.

        Capital expenditures were $120 million, a decrease from $198 million last year. The company continues to aggressively manage its capital outlays and expects total expenditures to approximate $215 million in fiscal 2000.

        In the first nine months, the company repurchased approximately 10 million shares versus approximately 16 million last year. By repurchasing shares, the company expects to utilize existing cash and debt capacity to lower its cost of capital and increase returns to shareowners. The company's long-term strategy is to repurchase approximately two percent of its outstanding shares annually.

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

        RECENT DEVELOPMENTS

        In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This standard, effective for fiscal years beginning after June 15, 2000, requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. The company is currently assessing the impact of the adoption on the company's financial statements. Based on the company's current portfolio, it is not expected that adoption of this statement will have a material effect on the company's results of operations, financial condition or cash flows.

        In March 2000, the Emerging Issues Task Force (EITF) released Issue Number 00-07, "Application of EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," to Equity Derivative Transactions That Contain Certain Provisions That Require Cash Settlement If Certain Events Outside the Control of the Issuer Occur." The EITF reached a consensus that equity derivative contracts that include any provision that could require net cash settlement can no longer be accounted for as equity. Such contracts are initially recorded at fair value and must be accounted for as an asset or liability with subsequent changes in the fair value of the derivative included in earnings. Similarly the EITF reached a consensus that equity derivative contracts with any provisions that could require physical settlement by a cash payment to the counterparty in exchange for the issuer's shares can no longer be accounted for as permanent equity. Instead, the contracts should be classified as temporary or mezzanine equity. Both of these conclusions do not allow for an evaluation of the likelihood that otherwise unlikely or remote events would trigger cash settlement.

For contracts that existed before March 16, 2000, the provisions of the consensus are to be applied on December 31, 2000 to those contracts that remain outstanding at that date, based on the contract terms then in place.

The company has a forward stock purchase contract outstanding that is accounted for as permanent equity. See note (g) of the Notes to Financial Statements. The company is evaluating the impact of the consensus and possible amendments to contract provisions with the counterparty. Further discussions related to the accounting for such contracts continue by the EITF and other accounting and regulatory bodies. The company expects to adopt the provisions of the consensus in the second quarter fiscal 2001. However, the ultimate resolution and impact of the accounting for the contract will be dependent upon the results of the review of contract provisions with the counterparty, possible future changes in authoritative guidance and fluctuations in the company's share price.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         As previously reported, ten lawsuits have been commenced against Campbell Soup Company and certain of its officers in the United States District Court for the District of New Jersey, on behalf of persons who allegedly purchased the company's stock between November 18, 1997 and January 8, 1999. Specifically, the actions allege, among other things, that during this period, Campbell and certain of its officers misrepresented the company's financial condition by failing to disclose alleged shipping and revenue recognition practices in connection with the sale of certain company products at the end of the company's fiscal quarters in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The actions seek compensatory and other damages, and costs and expenses associated with the litigation. Campbell believes the complaints are without merit and intends to defend the actions vigorously.

         ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

             a.               Exhibits
                              --------

             Exhibit 3 (ii)    Campbell's By-laws, effective March 23, 2000.

             Exhibit 4 There is no instrument with respect to long-term debt of the company that involves indebtedness or securities authorized thereunder exceeding 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. The company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the company upon request of the Securities and Exchange Commission.

             Exhibit 10 (i)    Agreement between the company and Dale F.
                               Morrison dated April 20, 2000.

                     10 (j) Agreement between the company and David W. Johnson dated May 23, 2000.

             Exhibit 27        Financial Data Schedule.

             b.                Reports on Form 8-K
                               -------------------
                               No reports on Form 8-K were filed by the company during the quarter ended April 30, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CAMPBELL SOUP COMPANY


      Date:  June 13, 2000                    By:  /s/ Basil L. Anderson
                                                   ----------------------------
                                                   Basil L. Anderson
                                                   Executive Vice President and
                                                   Chief Financial Officer


                                              By:  /s/ Ellen Oran Kaden
                                                   ----------------------------
                                                   Ellen Oran Kaden
                                                   Senior Vice President -
                                                   Law and Government Affairs

                                INDEX TO EXHIBITS


Exhibit Number
--------------

3 (ii)          Campbell's By-laws, effective March 23, 2000.

10 (i)          Agreement between the company and Dale F. Morrison dated
                April 20, 2000.

10 (j)          Agreement between the company and David W. Johnson dated
                May 23, 2000.

27              Financial Data Schedule.