Form 10-K405
period 2000-07-30
CAMPBELL SOUP CO
filed 2000-10-19
CIK 16732

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED            COMMISSION FILE NUMBER
              JULY 30, 2000                          1-3822

                            [Campbell Soup Co. Logo]


               NEW JERSEY                        21-0419870
         STATE OF INCORPORATION       I.R.S. EMPLOYER IDENTIFICATION NO.


                                 CAMPBELL PLACE
                          CAMDEN, NEW JERSEY 08103-1799
                           PRINCIPAL EXECUTIVE OFFICES

                        TELEPHONE NUMBER: (856) 342-4800
                        --------------------------------

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

             AS OF SEPTEMBER 19, 2000, THE AGGREGATE MARKET VALUE OF CAPITAL STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $10,383,450,073. THERE WERE 420,595,446 SHARES OF CAPITAL STOCK OUTSTANDING AS OF SEPTEMBER 19, 2000.

             PORTIONS OF THE ANNUAL REPORT TO SHAREOWNERS FOR THE FISCAL YEAR ENDED JULY 30, 2000 ARE INCORPORATED BY REFERENCE INTO PARTS I AND II. PORTIONS OF THE NOTICE OF ANNUAL MEETING AND PROXY STATEMENT DATED OCTOBER 10, 2000, FOR THE ANNUAL MEETING OF SHAREOWNERS TO BE HELD ON NOVEMBER 17, 2000, ARE INCORPORATED BY REFERENCE INTO PART III.

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

The company operates in three business segments: Soup and Sauces, Biscuits and Confectionery, and Away From Home. The Soup and Sauces segment includes the worldwide soup businesses, Prego spaghetti sauce, Franco-American pastas and gravies, Pace Mexican foods, Swanson broths and canned poultry, Homepride sauces in the United Kingdom and the V8 and V8 Splash beverage business. The Biscuits and Confectionery segment includes the Pepperidge Farm, Godiva and Arnotts Limited businesses. The Away From Home segment represents products, including Campbell's soups, Pace Tabletop picante and Campbell's Specialty Kitchens entrees, which are distributed to the food service and home meal replacement markets. See also "Management's Discussion and Analysis of Results of Operations and Financial Condition" at pages 28 to 33 of the Company's 2000 Annual Report to Shareowners for the fiscal year ended July 30, 2000 ("2000 Annual Report"), which is incorporated herein by reference. Additional financial information about the company's business segments is incorporated by reference from the section of the Notes to Consolidated Financial Statements entitled "Business and Geographic Segment Information" from pages 39 to 41 of the 2000 Annual Report.

During 2000, the company divested its MacFarms of Hawaii macadamia nut business.

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

TRADEMARKS AND TECHNOLOGY
Trademarks are considered to be of material importance to the company's business. Principal trademarks include "Campbell's", "Erasco", "Liebig", "Pepperidge Farm", "V8", "V8 Splash", "Pace", "Prego", "Swanson",
"Franco-American", "Homepride", "Arnott's" and "Godiva". These trademarks are of significant importance to the company and its subsidiaries within their markets. The company's rights in these trademarks endure for as long as they are used or registered.

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

WORKING CAPITAL
For information relating to the company's cash and other working capital items, see pages 28 through 33 of the company's 2000 Annual Report in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition", which are incorporated herein by reference.

RESEARCH AND DEVELOPMENT
During the last three fiscal years, the company's expenditures on research activities relating to new products and the improvement of existing products were approximately $64 million in 2000, $66 million in 1999 and $71 million in 1998.

EMPLOYEES
At July 30, 2000, there were approximately 22,000 persons employed by the company.

FOREIGN OPERATIONS
For information with respect to the revenue, operating profitability and identifiable assets attributable to the company's foreign operations, see pages 39 to 41 of the 2000 Annual Report in the section of the Notes to Consolidated Financial Statements entitled "Business and Geographic Segment Information", which is incorporated herein by reference.

FINANCIAL INFORMATION
For information with respect to revenue, operating profitability and identifiable assets attributable to the company's business segments, see pages 39 to 41 of the 2000 Annual Report in the section of the Notes to Consolidated Financial Statements entitled "Business and Geographic Segment Information", which is incorporated herein by reference.

RECENT DEVELOPMENTS
The information presented on pages 32 to 33 of the 2000 Annual Report in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" is incorporated herein by reference.

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

Campbell wishes to caution the reader that the following important factors and those important factors described in other Securities and Exchange Commission filings of the company, or in the company's 2000 Annual Report, could affect the company's actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, the company:

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

         - the availability of new acquisition and alliance opportunities that build shareowner wealth;

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

PRINCIPAL MANUFACTURING FACILITIES

INSIDE THE U.S.                                                 OUTSIDE THE U.S.
CALIFORNIA                       OHIO                           AUSTRALIA                      GERMANY
-    Dixon                       -     Napoleon                 -     Burwood                  -     Lubeck
-    Sacramento                  -     Wauseon                  -     Huntingwood              -     Gerwisch
-    Stockton                    -     Willard                  -     Marleston                INDONESIA
CONNECTICUT                      PENNSYLVANIA                   -     Shepparton               -     Jawa Barat
-    Norwalk                     -     Denver                   -     Virginia                 MALAYSIA
FLORIDA                          -     Downingtown              BELGIUM                        -     Selangor Darul Ehsan
-    Lakeland                    -     Reading                  -     Puurs                    MEXICO
ILLINOIS                         SOUTH CAROLINA                 CANADA                         -     Villagran
-    Downers Grove               -     Aiken                    -     Listowel                 -     Guasave
MICHIGAN                         TEXAS                          -     Toronto                  PAPUA NEW GUINEA
-    Marshall                    -     Paris                    UNITED KINGDOM                 -     Gordons
NEW JERSEY                       UTAH                           -     King's Lynn              -     Malahang Lae
-    South Plainfield            -     Richmond                 FRANCE
NORTH CAROLINA                   WASHINGTON                     -     LePontet
-    Maxton                      -     Woodinville
                                 WISCONSIN
                                 -     Milwaukee

The company also operates retail confectionery shops in the United States, Canada, Europe and Japan; retail bakery thrift stores in the United States; and other plants, facilities and offices at various locations in the United States and abroad.

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

As previously reported, ten purported class action lawsuits were commenced against Campbell Soup Company and certain of its officers in the United States District Court for the District of New Jersey. The lawsuits were subsequently consolidated, and an amended consolidated complaint was filed alleging, among other things, that Campbell and certain of its officers misrepresented the company's financial condition between September 8, 1997 and January 8, 1999, by failing to disclose alleged shipping and revenue recognition practices in connection with the sale of certain company products at the end of the company's fiscal quarters in violation of Section 10 (b) and 20 (a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The actions seek compensation and other damages, and costs and expenses associated with the litigation. Campbell believes the action is without merit and intends to defend the case vigorously.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


EXECUTIVE OFFICERS OF THE COMPANY

The following list of executive officers as of October 1, 2000, is included as an item in Part I of this Form 10-K:

                                                                                                                   DATE FIRST
                 NAME                                       PRESENT TITLE                            AGE         ELECTED OFFICER
                 ----                                       -------------                            ---         ---------------
David W. Johnson                        President and Chief Executive Officer                         68              2000

Basil L. Anderson                       Executive Vice President and Chief Financial Officer          55              1996

Ellen Oran Kaden                        Senior Vice President - Law and                               49              1998
                                        Government Affairs

F. Martin Thrasher                      Senior Vice President                                         49              1992
                                        President - Campbell North America

David L. Albright                       Vice President                                                53              1992
                                        President - Pepperidge Farm

Jerry S. Buckley                        Vice President - Public Affairs                               45              1997

Andrew K. Hughson                       Vice President                                                45              1997
                                        President - U.S. Soup and Sauces

Gerald S. Lord                          Vice President - Controller                                   54              1993

R. David C. Macnair                     Vice President - Global Research and Development              46              1998

Craig W. Rydin                          Vice President                                                48              1997
                                        President - Away From Home

Each of the above-named officers has been employed by the company in an executive or managerial capacity for at least five years, except David W. Johnson, Basil L. Anderson, Ellen Oran Kaden and Andrew K. Hughson. David W. Johnson previously served as Chairman (1993-1999) and Chief Executive Officer (1990-1997) of Campbell Soup Company. Basil L. Anderson served as Chief Financial Officer (1992-1996) of Scott Paper Company prior to joining Campbell in 1996. Ellen Oran Kaden served as Executive Vice President, General Counsel and Secretary (1994-1998) and Senior Vice President, General Counsel and Secretary (1993-1994) of CBS Inc. prior to joining Campbell in 1998. Andrew K. Hughson served as General Manager, Kellogg France, Belgium and the Netherlands (1994-1996) and Assistant to the Chairman, Kellogg Company, Global Marketing (1993-1994) prior to joining Campbell in 1996.

There is no family relationship among any of the company's executive officers or between any such officer and any director of Campbell. Executive officers of Campbell are elected at the November 2000 meeting of the Board of Directors.


PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREOWNER MATTERS

Campbell's capital stock is listed and principally traded on the New York Stock Exchange. Campbell's capital stock is also listed and traded on the Philadelphia Stock Exchange, The International Stock Exchange of the United Kingdom and the Republic of Ireland Limited and the Swiss Exchange. On September 19, 2000, there were 36,672 holders of record of Campbell's capital stock. The market price and dividend information with respect to Campbell's capital stock are set forth on page 47 of the 2000 Annual Report in the section of the Notes to Consolidated Financial Statements entitled "Quarterly Data (unaudited)" which is incorporated herein by reference. Future dividends will be dependent upon future earnings, financial requirements and other factors.

ITEM 6.   SELECTED FINANCIAL DATA

The information called for by this Item is set forth on page 49 of the 2000 Annual Report in the section entitled "Seven-Year Review - Consolidated" which is incorporated herein by reference. Such information should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the company included in Item 8 of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information presented on pages 28 through 33 of the 2000 Annual Report in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information presented on pages 31 and 32 of the 2000 Annual Report in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS

The information presented on pages 34 through 48 of the 2000 Annual Report is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 1, 5, 6, 7, and 7A, the 2000 Annual Report is not deemed to be filed as part of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections entitled "Election of Directors" and "Directors and Executive Officers Stock Ownership Reports" set forth on pages 1 through 4 and page 30 of Campbell's Notice of Annual Meeting and Proxy Statement dated October 10, 2000 (the "2000 Proxy Statement") are incorporated herein by reference.

The information required by this Item relating to the executive officers of Campbell is set forth in Part I of this Report on pages 6 and 7 under the heading "Executive Officers of the Company."

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth on pages 14 through 24 of the 2000 Proxy Statement in the section entitled "Compensation of Executive Officers" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is set forth at pages 5 through 7 of the 2000 Proxy Statement in the sections entitled "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)   The following documents are filed as part of this report:

          1.  FINANCIAL STATEMENTS

          -   Consolidated Statements of Earnings for 2000, 1999 and 1998

          -   Consolidated Balance Sheets as of July 30, 2000 and August 1, 1999

          -   Consolidated Statements of Cash Flows for 2000, 1999 and 1998

          -   Consolidated Statements of Shareowners' Equity for 2000, 1999 and
              1998

          -   Notes to Consolidated Financial Statements

          -   Report of Independent Accountants

          -   The foregoing Financial Statements are incorporated into Part II,
              Item 8 of this Report by reference to pages 34 through 48 of the 2000 Annual Report.

          2.  FINANCIAL STATEMENT SCHEDULES

              None.

          3.  EXHIBITS

              3 (i) Campbell's Restated Certificate of Incorporation as amended through February 24, 1997, was filed with the Securities and Exchange Commission ("SEC") with Campbell's Form 10-Q for the quarterly period ended January 26, 1997, and is incorporated herein by reference.

              3 (ii) Campbell's By-Laws, effective as of March 23, 2000, were filed with the SEC with Campbell's Form 10-Q for the quarterly period ended April 30, 2000, and are incorporated herein by reference.

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

              10(b) Campbell Soup Company 1994 Long-Term Incentive Plan as
                    amended on November 18, 1999, was filed with the SEC with Campbell's 1999 Proxy Statement and is incorporated herein by reference.

              10(c) Campbell Soup Company Management Worldwide Incentive Plan,
                    as amended on November 18, 1999, was filed with the SEC with Campbell's 1999 Proxy Statement and is incorporated herein by reference.

              10(d) Mid-Career Hire Pension Program, as amended on February 22,
                    1996, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended July 28, 1996, and is incorporated herein by reference.

              10(e) Deferred Compensation Plan, effective November 18, 1999.

              10(f) Severance Protection Agreement dated April 1, 1998, with
                    Ellen Oran Kaden, Senior Vice President - Law and Government Affairs, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended August 2, 1998, and is incorporated herein by reference. Agreements with seven (7) other executive officers are in all material respects the same as that with Ms. Kaden.

              10(g) Agreement between the company and David W. Johnson dated May
                    23, 2000, was filed with the SEC with Campbell's Form 10-Q for the quarterly period ended April 30, 2000, and is incorporated herein by reference.

              10(h) Supplemental pension arrangement for David W. Johnson,
                    Chairman, President and Chief Executive Officer, was filed with the SEC in Campbell's 1996 Proxy

                    Statement, on page 18 under the heading "Pension Plans", and is incorporated herein by reference.

              10(i) Agreement between the company and Dale F. Morrison dated
                    April 20, 2000, was filed with the SEC with Campbell's Form 10-Q for the quarterly period ended April 30, 2000, and is incorporated herein by reference.

              13 Pages 28 through 49 of Campbell's 2000 Annual Report to Shareowners for the fiscal year ended July 30, 2000.

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

              27    Financial Data Schedule (not considered to be filed).


    (b)   Reports on Form 8-K

          The company filed a report on Form 8-K on September 13, 2000 with information pursuant to Item 5 (Other Events) pertaining to an announcement of the company's results for fiscal 2000 and comments on analysts' expectations for the first quarter of fiscal 2001 and the outlook for earnings per share for the full year. The report also indicated under Item 7 that a copy of the related press release was attached as an exhibit to the report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Campbell has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 18, 2000

                                           CAMPBELL SOUP COMPANY


                                           By: /s/ Basil L. Anderson
                                               ---------------------
                                               Basil L. Anderson
                                               Executive Vice President
                                               and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Campbell and in the capacity and on the date indicated.

Date:  October 18, 2000


         /s/ Basil L. Anderson             /s/ Gerald S. Lord
         ---------------------             ------------------
         Basil L. Anderson                 Gerald S. Lord
         Executive Vice President          Vice President - Controller
         and Chief Financial Officer



Philip E. Lippincott       Chairman and Director           }
David W. Johnson           President, Chief Executive      }
                             Officer and Director
Alva A. App                Director                        }
Edmund M. Carpenter        Director                        }
Bennett Dorrance           Director                        }
Thomas W. Field, Jr.       Director                        }
Kent B. Foster             Director                        }
Harvey Golub               Director                        }
David K. P. Li             Director                        } By: /s/ Ellen Oran Kaden
                                                                 --------------------
Mary Alice D. Malone       Director                        }     Ellen Oran Kaden
Charles H. Mott            Director                        }     Senior Vice President -
Charles R. Perrin          Director                        }     Law and Government Affairs
George M. Sherman          Director                        }
Donald M. Stewart          Director                        }
George Strawbridge, Jr.    Director                        }
Charlotte C. Weber         Director                        }

                                INDEX OF EXHIBITS

Document

3(i) Campbell's Restated Certificate of Incorporation as amended through February 24, 1997 was filed with the Securities and Exchange Commission ("SEC") with Campbell's Form 10-Q for the quarterly period ended January 26, 1997, and is incorporated herein by reference.

3(ii) Campbell's By-Laws, effective as of March 23, 2000, were filed with the SEC with Campbell's Form 10-Q for the quarterly period ended April 30, 2000, and are incorporated herein by reference.

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

10(b) Campbell Soup Company 1994 Long-Term Incentive Plan as amended on November 18, 1999, was filed with the SEC with Campbell's 1999 Proxy Statement and is incorporated herein by reference.

10(c) Campbell Soup Company Management Worldwide Incentive Plan, as amended on November 18, 1999, was filed with the SEC with Campbell's 1999 Proxy Statement and is incorporated herein by reference.

10(d) Mid-Career Hire Pension Program, as amended on February 22, 1996, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended July 28, 1996, and is incorporated herein by reference.

10(e)     Deferred Compensation Plan, effective November 18, 1999.

10(f) Severance Protection Agreement dated April 1, 1998, with Ellen Oran Kaden, Senior Vice President - Law and Government Affairs, was filed with the SEC with Campbell's Form 10-K for the fiscal year ended August 2, 1998, and is incorporated herein by reference. Agreements with seven (7) other executive officers are in all material respects the same as that with Ms. Kaden.

10(g) Agreement between the company and David W. Johnson dated May 23, 2000, was filed with the SEC with Campbell's Form 10-Q for the quarterly period ended April 30, 2000, and is incorporated herein by reference.

10(h) Supplemental pension arrangement for David W. Johnson, Chairman, President and Chief Executive Officer, was filed with the SEC in Campbell's 1996 Proxy Statement, on page 18 under the heading "Pension Plans", and is incorporated herein by reference.

10(i) Agreement between the company and Dale F. Morrison dated April 20, 2000, was filed with the SEC with Campbell's Form 10-Q for the quarterly period ended April 30, 2000, and is incorporated herein by reference.

13 Pages 28 through 49 of Campbell's 2000 Annual Report to Shareowners for the fiscal year ended July 30, 2000.

21        Subsidiaries (Direct and Indirect) of Campbell.

23        Consent of Independent Accountants.

24(a)     Power of Attorney.

24(b) Certified copy of the resolution of Campbell's Board of Directors authorizing signatures pursuant to a power of attorney.

27        Financial Data Schedule (not considered to be filed).