Form 10-K405/A
period 2000-07-30
CAMPBELL SOUP CO
filed 2000-10-27
CIK 16732

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K/A



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



             AS OF SEPTEMBER 19, 2000, THE AGGREGATE MARKET VALUE OF CAPITAL STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $5,624,983,996. THERE WERE 420,595,446 SHARES OF CAPITAL STOCK OUTSTANDING AS OF SEPTEMBER 19, 2000.


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