Form 10-Q
period 2000-10-29
CAMPBELL SOUP CO
filed 2000-12-13
CIK 16732

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   FOR THE QUARTERLY PERIOD ENDED                    COMMISSION FILE NUMBER
          OCTOBER 29, 2000                                    1-3822



                             CAMPBELL SOUP COMPANY



            NEW JERSEY                              21-0419870
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


                                 YES [X] NO [ ].



      THERE WERE 420,250,814 SHARES OF CAPITAL STOCK OUTSTANDING AS OF DECEMBER 7, 2000.



================================================================================

                          PART I. FINANCIAL INFORMATION

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                             STATEMENTS OF EARNINGS

                                   (unaudited)
                      (millions, except per share amounts)


                                                              Three Months Ended
                                                           ---------------------
                                                           OCTOBER       October
                                                          29, 2000      31, 1999
                                                          --------      --------
Net sales                                                   $1,778       $1,768
--------------------------------------------------------------------------------

Costs and expenses
     Cost of products sold                                     807          809
     Marketing and selling expenses                            479          428
     Administrative expenses                                    86           83
     Research and development expenses                          14           16
     Other expenses                                             29           21
--------------------------------------------------------------------------------
          Total costs and expenses                           1,415        1,357
--------------------------------------------------------------------------------
Earnings before interest and taxes                             363          411
     Interest, net                                              52           46
--------------------------------------------------------------------------------
Earnings before taxes                                          311          365
Taxes on earnings                                              107          130
--------------------------------------------------------------------------------

Net earnings                                                $  204       $  235
================================================================================



Per share - basic

    Net earnings                                            $  .48       $  .55
================================================================================


    Dividends                                               $ .225       $ .225
================================================================================

    Weighted average shares outstanding - basic                421          429
================================================================================


Per share - assuming dilution

    Net earnings                                            $  .47       $  .54
================================================================================

    Weighted average shares outstanding - basic                431          433
================================================================================
See  Notes  to  Financial  Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                                 BALANCE SHEETS

                                   (unaudited)
                      (millions, except per share amounts)


                                                         OCTOBER             July
                                                        29, 2000         30, 2000
                                                       ----------       ----------
Current assets
  Cash and cash equivalents                              $    25          $    27
  Accounts receivable                                        609              443
  Inventories                                                595              571
  Other current assets                                       157              127
----------------------------------------------------------------------------------
        Total current assets                               1,386            1,168
----------------------------------------------------------------------------------
Plant assets, net of depreciation                          1,574            1,644
Intangible assets, net of amortization                     1,678            1,767
Other assets                                                 596              617
----------------------------------------------------------------------------------
Total assets                                             $ 5,234          $ 5,196
==================================================================================

Current liabilities
  Notes payable                                          $ 1,741          $ 1,873
  Payable to suppliers and others                            482              509
  Accrued liabilities                                        486              360
  Dividend payable                                            95               95
  Accrued income taxes                                       279              195
----------------------------------------------------------------------------------
        Total current liabilities                          3,083            3,032
----------------------------------------------------------------------------------

Long-term debt                                             1,216            1,218
Nonpension postretirement benefits                           355              364
Other liabilities, including deferred
  income taxes of $277 and $284                              452              445
----------------------------------------------------------------------------------
        Total liabilities                                  5,106            5,059
----------------------------------------------------------------------------------
Shareowners' equity
  Preferred stock; authorized 40 shares;
    none issued                                                -                -
  Capital stock, $.0375  par  value;  authorized
    560 shares; issued 542 shares                             20               20
  Capital surplus                                            365              344
  Earnings retained in the business                        4,482            4,373
  Capital stock in treasury, at cost                      (4,420)          (4,373)
  Accumulated other comprehensive loss                      (319)            (227)
----------------------------------------------------------------------------------
        Total shareowners' equity                            128              137
----------------------------------------------------------------------------------
Total liabilities and shareowners' equity                $ 5,234          $ 5,196
==================================================================================
See  Notes  to  Financial  Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                            STATEMENTS OF CASH FLOWS

                                   (unaudited)
                                   (millions)


                                                             Three Months Ended
                                                             ------------------
                                                           OCTOBER       October
                                                          29, 2000      31, 1999
                                                          --------      --------
Cash flows from operating activities:
  Net earnings                                              $ 204         $ 235
  Non-cash charges to net earnings
    Depreciation and amortization                              62            62
    Deferred income taxes                                      (6)           (1)
    Other, net                                                 11             1
  Changes in working capital
    Accounts receivable                                      (180)         (142)
    Inventories                                               (34)          (73)
    Other current assets and liabilities                      202           185
---------------------------------------------------------------------------------
       Net cash provided by operating activities              259           267
---------------------------------------------------------------------------------
Cash flows from investing activities:
    Purchases of plant assets                                 (24)          (36)
    Sales of plant assets                                       1             1
    Other, net                                                 (2)           (1)
---------------------------------------------------------------------------------
        Net cash used in investing activities                 (25)          (36)
---------------------------------------------------------------------------------
Cash flows from financing activities:
    Repayments of long-term borrowings                          -            (3)
    Short-term borrowings                                     520           282
    Repayments of short-term borrowings                      (628)         (239)
    Dividends paid                                            (95)          (97)
    Treasury stock purchases                                  (29)         (155)
    Treasury stock issuances                                    1             6
---------------------------------------------------------------------------------
        Net cash used in financing activities                (231)         (206)
---------------------------------------------------------------------------------
  Effect of exchange rate changes on cash                      (5)            3
---------------------------------------------------------------------------------
  Net change in cash and cash equivalents                      (2)           28
  Cash and cash equivalents - beginning of period              27             6
---------------------------------------------------------------------------------
  Cash and cash equivalents - end of period                 $  25         $  34
=================================================================================
See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                        STATEMENTS OF SHAREOWNERS' EQUITY

                                   (unaudited)
                      (millions, except per share amounts)


                                                   Capital stock
                                    ------------------------------------------
                                          Issued               In treasury                  Earnings     Accumulated
                                    -----------------   ----------------------              retained           other           Total
                                                                                 Capital      in the   comprehensive    shareowners'
                                    Shares    Amount    Shares       Amount      surplus    business          income          equity
------------------------------------------------------------------------------------------------------------------------------------
Balance  at  August 1,  1999           542       $ 20     (113)      $ (4,058)     $ 382     $ 4,041         $ (150)         $ 235
Comprehensive income
  Net  earnings                                                                                  235                           235
  Foreign currency translation
    adjustments                                                                                                  (5)            (5)
Dividends  ($.225  per  share)                                                                   (96)                          (96)
Treasury  stock  purchased                                  (3)          (155)                                                (155)
Treasury  stock  issued  under
  management incentive  and
  stock option plans                                         1             57        (43)                                       14
------------------------------------------------------------------------------------------------------------------------------------

Balance  at  October 31,  1999         542       $ 20     (115)      $ (4,156)     $ 339     $ 4,180         $ (155)         $ 228
====================================================================================================================================
BALANCE  AT  JULY 30, 2000             542       $ 20     (121)      $ (4,373)     $ 344     $ 4,373         $ (227)         $ 137
COMPREHENSIVE INCOME
  NET  EARNINGS                                                                                  204                           204
  FOREIGN CURRENCY TRANSLATION
    ADJUSTMENTS                                                                                                 (92)           (92)
DIVIDENDS  ($.225  PER  SHARE)                                                                   (95)                          (95)
TREASURY  STOCK  PURCHASED                                  (2)           (29)                                                 (29)
TREASURY  STOCK  ISSUED  UNDER
  MANAGEMENT INCENTIVE  AND
  STOCK OPTION PLANS                                         -            (18)        21                                         3
------------------------------------------------------------------------------------------------------------------------------------

BALANCE  AT  OCTOBER 29,  2000         542       $ 20     (123)      $ (4,420)     $ 365     $ 4,482         $ (319)         $ 128
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

(b)   Comprehensive Income

      Total comprehensive income is comprised of net earnings, net foreign currency translation adjustments, and net unrealized gains and losses on cash flow hedges.

      Total comprehensive income for the three months ended October 29, 2000 and October 31, 1999, was $112 and $230, respectively. Accumulated other comprehensive income, as reflected in the Statements of Shareowner's Equity, primarily consists of the cumulative foreign currency translation adjustment. The net loss on cash flow hedges was not material at October 29, 2000.

(c)   Earnings Per Share

      For the periods presented in the Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution includes the incremental effect of stock options. For the three months ended October 29, 2000, the weighted average shares outstanding assuming dilution also includes the incremental effect of approximately nine million shares under forward stock purchase contracts. See note (f) for a description of the contracts. For the three month period ended October 31, 1999, the weighted average shares outstanding assuming dilution also includes the incremental effect of approximately one million shares under the contracts.

(d)   Segment Information

      The company operates in three business segments: Soup and Sauces, Biscuits and Confectionery, and Away From Home. The segments are managed as strategic units due to their distinct manufacturing processes, marketing strategies and distribution channels. The Soup and Sauces segment includes the worldwide soup businesses, Prego spaghetti sauces, Pace Mexican sauces, Homepride sauces, Franco-American pastas and gravies, Swanson broths, and V8 and V8 Splash beverages. The Biscuits and Confectionery segment includes the Godiva Chocolatier, Pepperidge Farm, and Arnotts Limited businesses. Away From Home represents products, including Campbell's soups and Campbell's Specialty Kitchen entrees, which are distributed to the food service and home meal replacement markets.

      Accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those described in the summary of significant accounting policies included in the company's fiscal 2000 Annual Report on Form 10-K. The company evaluates segment performance based on earnings before interest and taxes, excluding certain non-recurring charges. Away From Home products are principally produced by the tangible assets of the company's other segments, except for Stockpot premium refrigerated soups, which are produced in a separate facility, and for certain frozen products which are produced under contract manufacturing agreements. Accordingly, with the exception of the designated Stockpot facility, tangible assets have not been allocated to the Away From Home segment. For products produced by the assets of other segments, depreciation and amortization are allocated to Away From Home based on budgeted production hours. Transfers between segments are recorded at cost plus mark-up or at market.



----------------------------------------------------------------------------------------------------------------------
                                                                  AWAY                           CORPORATE
THREE MONTHS ENDED            SOUP AND          BISCUITS AND      FROM                                 AND
OCTOBER 29, 2000                SAUCES         CONFECTIONERY      HOME         OTHER(1)    ELIMINATIONS(2)      TOTAL
------------------              ------        --------------      ----         --------    ---------------      -----
NET SALES                       $1,270              390            135            1             (18)            $1,778

EARNINGS BEFORE
INTEREST AND TAXES              $  326               48             16            -             (27)            $  363

DEPRECIATION AND
AMORTIZATION                    $   31               20              4            -               7             $   62

CAPITAL EXPENDITURES            $   12               10              1            -               1             $   24

SEGMENT ASSETS                  $2,847            1,317            362            7             701             $5,234
----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
                                                                   Away                          Corporate
Three Months Ended             Soup and        Biscuits and        From                                and
October 31, 1999                 Sauces       Confectionery        Home        Other(1)     Eliminations(2)       Total
------------------              -------       -------------        ----        --------     ---------------       -----
Net sales                       $1,263              374            135            13             (17)            $1,768

Earnings before
interest and taxes              $  358               58             14             1             (20)            $  411

Depreciation and
amortization                    $   32               20              4             -               6             $   62

Capital expenditures            $   21               11              1             -               3             $   36

Segment assets                  $3,137            1,491            378            42             694             $5,742

-----------------------------------------------------------------------------------------------------------------------
1  Represents financial information of certain prepared convenience food businesses not categorized as reportable segments.

2 Represents elimination of intersegment sales, unallocated corporate expenses and unallocated assets, including corporate offices, deferred income taxes and prepaid pension assets.


(e)   Inventories

                                            OCTOBER 29, 2000   July 30, 2000
                                            ----------------   -------------
Raw materials, containers and supplies            $209              $213
Finished products                                  386               358
                                            --------------------------------
                                                  $595              $571
                                            ================================


      Approximately 62% of inventory in both fiscal 2001 and fiscal 2000 is accounted for on the last in, first out (LIFO) method of determining cost. If the first in, first out inventory valuation method had been used exclusively, inventories would not differ materially from the amounts reported at October 29, 2000 and July 30, 2000.

(f)   Forward Stock Purchase Program

      In October 1998, the company entered into forward stock purchase contracts to partially hedge the company's equity exposure from its stock option program. The contracts, which mature in fiscal 2004, provide for the company to repurchase approximately 11 million shares at an average price of approximately $47 per share. The company could elect to settle the contracts on a net share basis in lieu of physical settlement. The contracts permit early settlement and may be extended for an additional five-year term.

      If the forward purchase contracts had been settled on a net share basis as of October 29, 2000, the company would have provided the counterparty with approximately seven million shares of its capital stock.

      On December 12, 2000, the company purchased the 11 million shares of common stock under the existing forward contracts for approximately $521.

(g)   Accounting for Derivative Instruments

      Effective July 31, 2000, the company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138. The standard requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships. The cumulative effect of adopting SFAS No. 133 was not material to the company's consolidated financial statements as of July 31, 2000.

      The company utilizes certain derivative financial instruments to enhance its ability to manage risk, including interest rate, foreign currency and certain equity-linked employee compensation exposures which exist as part of ongoing business operations. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The company does not enter into contracts for speculative purposes, nor is it a party to any leveraged derivative instrument. The company designates derivatives as either fair value hedges, cash flow hedges, hedges of net investment, or as a natural hedging instrument (changes in fair value are recognized to act as an economic offset to changes in fair value of the underlying hedged item).

      Interest Rate Swaps

      The company finances a portion of its operations through debt instruments primarily consisting of commercial paper, notes, debentures and bank loans. The company periodically utilizes interest rate swap agreements to minimize worldwide financing costs and to achieve a desired proportion of variable versus fixed-rate debt. There were no interest rate swaps outstanding as of October 29, 2000 or July 31, 2000.

      Foreign Currency Forward Contracts

      The company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The company utilizes foreign currency forward purchase and sale contracts in order to manage the volatility associated with foreign currency purchases and certain intercompany transactions in the normal course of business. Contracts typically have maturities of less than one year. Principal currencies include the euro, British pound, Australian dollar, Canadian dollar, and Japanese yen.

      Qualifying forward exchange contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction. The fair value of these instruments was not material at October 29, 2000. Gains and losses on these instruments are recorded in Other comprehensive income/loss until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from Accumulated other comprehensive income/loss to the Statement of Earnings on the same line item as the underlying transaction. The assessment of effectiveness for contracts is based on changes in the spot rates and the change in the time value of options is reported in earnings.

      Qualifying forward exchange contracts are accounted for as fair value hedges when the hedged item is a recognized asset, liability or firm commitment. The net loss on such contracts was not material at October 29, 2000.

      The company also enters into certain foreign currency derivative instruments that are not designated as accounting hedges. These instruments are primarily intended to reduce volatility of certain intercompany financing transactions. Gains and losses on derivatives not designated as accounting hedges are typically recorded in Other expense, as an offset to gains/losses on the underlying transaction.

      Commodity Future Contracts

      The company principally uses a combination of purchase orders and various short and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. On occasion, the company may also enter into commodity future contracts, as considered appropriate, to reduce the volatility of price fluctuations for commodities such as corn, soybean meal and cocoa. These instruments are designated as cash flow hedges. The fair value of the effective portion of the contracts is recorded in Accumulated other comprehensive income/loss and reclassified into Cost of products sold in the period in which the underlying transaction is recorded in earnings. Commodity hedging activity is not material to the company's financial statements.

      All amounts in Other comprehensive income/loss for cash flow hedges are expected to be reclassified into earnings in the fiscal year. The amount of discontinued cash flow hedges during the quarter was not material.

      Other Contracts

      The company is exposed to equity price changes related to certain employee compensation obligations. Swap contracts are utilized to hedge exposures relating to certain employee compensation obligations linked to the total return of the Standard & Poor's 500 Index and the total return of the company's capital stock. The company pays a variable interest rate and receives the equity returns under these instruments. The equity swap contracts have maturities in 2001 and 2003. These instruments are not designated as accounting hedges. Gains and losses are recorded in Other expense. The net liability recorded under these contracts at October 29, 2000 was $24.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                       CAMPBELL SOUP COMPANY CONSOLIDATED


RESULTS OF CONTINUING OPERATIONS


OVERVIEW

The company reported net earnings of $204 million for the first quarter ended October 29, 2000 versus $235 million in the comparable quarter a year ago. The earnings performance was driven by increased marketing spending. Diluted earnings per share decreased 13% to $.47 per share from $.54. Net sales increased 1% as compared to last year primarily due to an increase in global soup volume.

SALES

Net sales increased 1% to $1.78 billion from $1.77 billion last year. The increase was attributed to a 3% increase in volume and mix, a 1% increase from higher selling prices, offset by a 2% decrease due to currency and a 1% decrease due to divestitures.

An analysis of net sales by segment follows:


          (MILLIONS)                    2001                2000           % CHANGE
          ----------                    ----                ----           --------
Soup and Sauces                       $ 1,270             $ 1,263              1%
Biscuits and Confectionery                390                 374              4
Away From Home                            135                 135              -
-----------------------------------------------------------------------------------
  Subtotal                              1,795               1,772              1
Other                                       1                  13
Intersegment                              (18)                (17)
-----------------------------------------------------------------------------------
                                      $ 1,778             $ 1,768              1%
===================================================================================


The increase in Soup and Sauces was due to a 4% increase in worldwide wet soup volume, driven by a 4% increase in the U.S. wet soup volume reflecting a 3% increase in U.S. consumption. Currency depreciation, primarily the euro, Australian dollar, and British pound, negatively impacted sales growth. Before currency, sales increased 2%. The U.S. soup gains were led by Chunky, Swanson broths, and the new Campbell's Ready to Serve soups with easy-open lids. In addition, Campbell's condensed Chicken Noodle and Tomato soups contributed to the sales growth.

International wet soup volume increased 4% over the prior year. Erasco in Germany contributed to the sales growth through the introduction of a new line of soups in pouches and Liebig in France reported increased sales in bottled soup. The Australian business also contributed to the sales growth.

Beyond soup, Prego pasta sauces reported volume gains in a highly competitive category. Total beverage sales, primarily V8 Splash, declined versus the prior year as a result of intense competitive activity in the juice drink category.

Biscuits and Confectionery reported a 4% increase in sales, 9% before the impact of currency, driven by volume gains across the portfolio. The adverse currency impact principally reflects the weakening of the Australian dollar.

Increased new product innovation and marketing investments helped increase sales of Pepperidge Farm cookies, crackers, and frozen products. Godiva Chocolatier continued to report double-digit sales growth. Arnotts also reported volume growth, although results were negatively impacted by currency.

Sales were flat in Away From Home. Increases in frozen soup and Stockpot products were offset by the performance of frozen entrees and the planned strategy to discontinue certain products.

GROSS MARGIN

Gross margin, defined as net sales less cost of products sold, increased $12 million in the quarter. As a percent of sales, gross margin improved slightly to 54.6% from 54.2%.

MARKETING AND SELLING EXPENSES

Marketing and selling expenses as a percent of sales increased to 27% from 24% last year. The increase is principally due to higher marketing investments in U.S. soup and Pepperidge Farm and increased selling expenses due to new store openings by Godiva Chocolatier.

ADMINISTRATIVE EXPENSES

Administrative expenses were relatively flat as a percent of sales compared to last year.

OPERATING EARNINGS

Segment operating earnings declined 9% for the first quarter versus the prior year primarily due to increased marketing investments in U.S. soup and Pepperidge Farm.

An analysis of operating earnings by segment follows:

           (MILLIONS)                  2001              2000            % CHANGE
           ----------                  ----              ----            --------
Soup and Sauces                       $ 326             $ 358               (9)%
Biscuits and Confectionery               48                58              (17)
Away From Home                           16                14               14
---------------------------------------------------------------------------------
  Subtotal                              390               430               (9)
Other                                     -                 1
---------------------------------------------------------------------------------
                                        390               431              (10)
Corporate                               (27)              (20)
---------------------------------------------------------------------------------
                                      $ 363             $ 411              (12)%
=================================================================================


Earnings from Soup and Sauces declined 9%, 8% before currency, due to increased marketing investments in U.S. soup and declines in the beverage business.

Earnings from Biscuits and Confectionery declined 17%, 13% before currency, due primarily to increased marketing investments in Pepperidge Farm, Arnotts and Godiva Chocolatier.

Away From Home reported an earnings increase of $2 million to $16 million. Earnings were negatively impacted in the prior year by the start-up of a new Stockpot facility.

NON-OPERATING ITEMS

Interest expense increased slightly to $52 million from $46 million in the prior year due to higher interest rates.

The effective tax rate decreased to 34.5% compared to 35.6% last year, resulting from a lower effective rate on foreign earnings.

LIQUIDITY AND CAPITAL RESOURCES

The company generated cash from operations of $259 million compared to $267 million last year. This decrease is principally due to lower net earnings, offset by improvements in working capital.

Capital expenditures were $24 million, a decrease from $36 million last year. The company continues to manage capital outlays and expects total expenditures to be approximately $225 million in fiscal 2001.

The company repurchased 1.1 million shares in the quarter versus 3.6 million last year. On November 15, 2000, the company announced that it would suspend the strategic share repurchase program and purchase 11 million shares under existing forward stock purchase contracts. On December 12, 2000, the company purchased the 11 million shares under the contracts for approximately $521 million. The purchase was funded with a three-year floating-rate loan. See also note (f) of the Notes to Financial Statements.

RECENT DEVELOPMENTS

In May 2000, the EITF issued a consensus on Issue No. 00-14 "Accounting for Certain Sales Incentives", which addresses the recognition, measurement and income statement classification of various sales incentives. The EITF concluded that certain consumer and trade sales promotion expenses should be classified as a reduction of sales rather than as marketing expenses.

The EITF is addressing several related topics that also impact the classification and recognition of certain promotion expenses including:

- Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables";

- Issue No. 00-22 "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentives Offers, and Offers for Free Products or Services to Be Delivered in the Future"; and

- Issue No. 00-25 "Vendor Income Statement Characterization of Consideration from a Vender to a Retailer."

Final consensus has not yet been reached on Issues No. 00-21, 00-22, and 00-25 although further discussion is planned. The company offers sales incentives to its customers and consumers in the ordinary course of business that are covered by the emerging Issues. Promotional sales incentives include cooperative advertising programs, certain new product introduction fees, display aisle incentives, volume rebates and various other trade and consumer programs. Such costs are currently classified as either a reduction of sales or included within Marketing and selling expenses. The company is continuing to evaluate the impact of these Issues. Based on the company's review to date, current interpretations, and consensus guidelines, upon adoption of Issue No. 00-14 in the fourth quarter fiscal 2001 the redemption costs of coupons, which are currently classified in Marketing and selling expense, will be reclassified as a reduction of sales. Based on the company's continuing review and ultimate resolution of these Issues, certain other costs historically recorded in Marketing and selling expense, which may be material, may also be reclassified as a reduction of sales. As reclassifications, these changes will not affect the company's financial position or earnings. Prior period amounts will be restated to conform to the new requirements.

In September 2000, the EITF reached a final consensus in Issue No. 00-10 on "Accounting for Shipping and Handling Costs" that such costs cannot be reported as a reduction of revenue. The company currently classifies certain shipping and handling costs as a reduction of sales. Upon adoption of Issue No. 00-10, shipping and handling costs will be reclassified to Cost of products sold, resulting in an increase in sales. The company is currently evaluating the impact of this Issue, which is required to be adopted in the fourth quarter fiscal 2001. Upon adoption, prior period amounts will be restated to conform to the new requirements. As a reclassification, this change will not affect the company's financial position or earnings.

On November 15, 2000, the company issued a press release announcing results for the first quarter fiscal 2001 and commented on the outlook for earnings per share for the second quarter and the full year.

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

The company wishes to caution the reader that the following important factors, and those important factors described elsewhere in the commentary, or in other Securities and Exchange Commission filings of the company, could affect the company's actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, the company:

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

      - the company's ability to achieve its cost savings objectives including the projected outcome of supply chain management programs;

      - the difficulty of predicting the pattern of inventory movements by the company's trade customers; and

      - the impact of unforeseen economic and political changes in international markets where the company competes such as currency exchange rates, inflation rates, recession, foreign ownership restrictions and other external factors over which the company has no control.

This discussion of uncertainties is by no means exhaustive, but is designed to highlight important factors that may impact the company's outlook.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the company's exposure to certain market risks, see
Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Annual Report on Form 10-K for fiscal 2000. There have been no significant changes in the company's portfolio of financial instruments or market risk exposures which have occurred since year-end. See also note (f) of the Notes to Financial Statements for a discussion of forward stock purchase contracts.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

In management's opinion, there are no pending claims or litigation, the outcome of which would have a material effect on the consolidated results of operations, financial position or cash flows of the company.

As previously reported, ten purported class action lawsuits were commenced against the company and certain of its officers in the United States District Court for the District of New Jersey. The lawsuits were subsequently consolidated, and an amended consolidated complaint was filed alleging, among other things, that Campbell and certain of its officers misrepresented the company's financial condition between September 8, 1997 and January 8, 1999, by failing to disclose alleged shipping and revenue recognition practices in connection with the sale of certain company products at the end of the company's fiscal quarters in violation of Section 10 (b) and 20 (a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The actions seek compensation and other damages, and costs and expenses associated with the litigation. Campbell believes the action is without merit.

The United States Environmental Protection Agency (the "EPA") sent Campbell Soup Company a special notice letter dated September 28, 2000 relating to the Puente Valley Operable Unit of the San Gabriel Valley Superfund Sites, Los Angeles County, California (the "Superfund Site") for property located at 125 N. Orange Avenue, Industry California, advising that the EPA considers Campbell to be a potentially responsible party due to the alleged release or threatened release of hazardous substances, and therefore, potentially responsible for the costs incurred in connection with contamination at the Superfund Site. Although the impact of this proceeding cannot be predicted at this time due to the large number of other potentially responsible parties and the uncertainty involved in estimating the cost of clean-up, the ultimate disposition is not expected to have a material effect on the consolidated results of operations, financial position, or cash flows of the company.

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

  Exhibit 10 (j)  Addendum dated October 9, 2000 to the agreement dated May 23,
                  2000 between the company and David W. Johnson.


  Exhibit 27      Financial Data Schedule

  b. Reports on Form 8-K

     The company filed a report on Form 8-K on September 13, 2000 with information pursuant to Item 5 (Other Events) pertaining to analysts' expectations for the first quarter of fiscal 2001 and the outlook for earnings per share for the full year. The report also indicated under
     Item 7 that a copy of the press release was attached as an exhibit to the report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CAMPBELL SOUP COMPANY



Date: December 13, 2000                   By:   /s/  Basil L. Anderson
                                                ----------------------
                                                Basil L. Anderson
                                                Executive Vice President and
                                                Chief Financial Officer


                                          By:   /s/ Ellen Oran Kaden
                                                ----------------------
                                                Ellen Oran Kaden
                                                Senior Vice President -
                                                Law and Government Affairs

                                INDEX TO EXHIBITS

 Exhibit Number
 --------------
      10 (j)      Addendum dated October 9, 2000 to the agreement dated May 23,
                  2000 between the company and David W. Johnson.

      27          Financial Data Schedule.