Form 10-Q
period 2001-01-28
CAMPBELL SOUP CO
filed 2001-03-14
CIK 16732

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   FOR THE QUARTERLY PERIOD ENDED                      COMMISSION FILE NUMBER
          JANUARY 28, 2001                                     1-3822


                          [CAMPBELL SOUP COMPANY LOGO]





             NEW JERSEY                           21-0419870
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


                                 YES [X] NO [ ]



THERE WERE 408,314,827 SHARES OF CAPITAL STOCK OUTSTANDING AS OF MARCH 7, 2001.






================================================================================

                          PART I. FINANCIAL INFORMATION

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                             STATEMENTS OF EARNINGS

                                   (unaudited)
                      (millions, except per share amounts)

                                                                  Three Months Ended              Six Months Ended
                                                               -------------------------------------------------------
                                                                 JANUARY       January          JANUARY       January
                                                                28, 2001      30, 2000         28, 2001      30, 2000
                                                               ----------    ----------       ----------    ----------
Net  sales                                                        $1,957        $1,916           $3,735        $3,684
----------------------------------------------------------------------------------------------------------------------

Costs  and  expenses
     Cost  of  products  sold                                        862           848            1,669         1,657
     Marketing  and  selling  expenses                               503           464              982           892
     Administrative  expenses                                         85            87              171           170
     Research  and  development  expenses                             15            15               29            31
     Other  expenses                                                  32            29               61            50
----------------------------------------------------------------------------------------------------------------------
          Total  costs  and  expenses                              1,497         1,443            2,912         2,800
----------------------------------------------------------------------------------------------------------------------
Earnings  before  interest  and  taxes                               460           473              823           884
     Interest,  net                                                   49            50              101            96
----------------------------------------------------------------------------------------------------------------------
Earnings before  taxes                                               411           423              722           788
Taxes  on  earnings                                                  140           142              247           272
----------------------------------------------------------------------------------------------------------------------

Net earnings                                                      $  271        $  281           $  475        $  516
======================================================================================================================



Per  share - basic

    Net earnings                                                  $  .65        $  .66           $ 1.14        $ 1.21
======================================================================================================================


    Dividends                                                     $ .225        $ .225           $ .450        $ .450
======================================================================================================================

    Weighted  average  shares  outstanding - basic                   415           427              418           428
======================================================================================================================



Per  share - assuming dilution

    Net earnings                                                  $  .65        $  .65           $ 1.12        $ 1.19
======================================================================================================================

    Weighted  average  shares  outstanding - assuming dilution       419           431              425           432
======================================================================================================================
See  Notes  to  Financial  Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                                 BALANCE SHEETS

                                   (unaudited)
                      (millions, except per share amounts)

                                                       JANUARY                July
                                                      28, 2001            30, 2000
                                                     ----------          ----------
Current  assets
  Cash  and  cash  equivalents                         $    38             $    27
  Accounts  receivable                                     549                 443
  Inventories                                              494                 571
  Other  current  assets                                   148                 127
-----------------------------------------------------------------------------------
        Total  current  assets                           1,229               1,168
-----------------------------------------------------------------------------------
Plant  assets,  net  of  depreciation                    1,570               1,644
Intangible  assets,  net  of  amortization               1,704               1,767
Other  assets                                              591                 617
-----------------------------------------------------------------------------------
Total  assets                                          $ 5,094             $ 5,196
===================================================================================

Current  liabilities
  Notes  payable                                       $ 1,433             $ 1,873
  Payable  to  suppliers  and  others                      469                 509
  Accrued  liabilities                                     480                 360
  Dividend  payable                                         92                  95
  Accrued  income  taxes                                   258                 195
-----------------------------------------------------------------------------------
        Total  current  liabilities                      2,732               3,032
-----------------------------------------------------------------------------------

Long-term  debt                                          1,742               1,218
Nonpension  postretirement  benefits                       350                 364
Other  liabilities,  including  deferred
  income taxes of  $279 and $284                           461                 445
-----------------------------------------------------------------------------------
        Total  liabilities                               5,285               5,059
-----------------------------------------------------------------------------------
Shareowners'  equity
  Preferred  stock;  authorized  40  shares;
    none  issued                                             -                   -
  Capital  stock,  $.0375  par  value;  authorized
    560  shares;  issued  542  shares                       20                  20
  Capital  surplus                                         310                 344
  Earnings  retained  in  the  business                  4,661               4,373
  Capital  stock  in  treasury,  at  cost               (4,903)             (4,373)
  Accumulated other comprehensive loss                    (279)               (227)
-----------------------------------------------------------------------------------
        Total  shareowners'  equity                       (191)                137
-----------------------------------------------------------------------------------
Total  liabilities  and  shareowners'  equity          $ 5,094             $ 5,196
===================================================================================
See  Notes  to  Financial  Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                            STATEMENTS OF CASH FLOWS

                                   (unaudited)
                                   (millions)

                                                            Six Months Ended
                                                       --------------------------
                                                         JANUARY         January
                                                        28, 2001        30, 2000
                                                       ----------      ----------
Cash flows from operating activities:
  Net earnings                                           $   475         $   516
  Non-cash charges to net earnings
    Depreciation and amortization                            124             123
    Deferred income taxes                                     (6)              1
    Other, net                                                23              10
  Changes in working capital
    Accounts receivable                                     (112)            (97)
    Inventories                                               69              30
    Other current assets and liabilities                     171             152
---------------------------------------------------------------------------------
       Net cash provided by operating activities             744             735
---------------------------------------------------------------------------------
Cash flows from investing activities:
    Purchases of plant assets                                (62)            (73)
    Sales of plant assets                                      6               3
    Other, net                                                (3)             (7)
---------------------------------------------------------------------------------
        Net cash used in investing activities                (59)            (77)
---------------------------------------------------------------------------------
Cash flows from financing activities:
    Long-term borrowings                                     528               -
    Repayments of long-term borrowings                         -              (5)
    Short-term borrowings                                    795             483
    Repayments of short-term borrowings                   (1,223)           (584)
    Dividends paid                                          (189)           (194)
    Treasury stock purchases                                (589)           (283)
    Treasury stock issuances                                   9               7
---------------------------------------------------------------------------------
        Net cash used in financing activities               (669)           (576)
---------------------------------------------------------------------------------
  Effect of exchange rate changes on cash                     (5)              4
---------------------------------------------------------------------------------
  Net change in cash and cash equivalents                     11              86
  Cash and cash equivalents - beginning of period             27               6
---------------------------------------------------------------------------------
  Cash and cash equivalents - end of period              $    38         $    92
=================================================================================
  See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                        STATEMENTS OF SHAREOWNERS' EQUITY

                                   (unaudited)
                      (millions, except per share amounts)

                                                        Capital stock
                                             -----------------------------------               Earnings   Accumulated
                                                  Issued          In treasury                  retained      other         Total
                                             ----------------   ----------------    Capital     in the   comprehensive  shareowners'
                                             Shares    Amount   Shares    Amount    surplus    business      loss          equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at August 1, 1999                      542        $20    (113)   $(4,058)      $382     $4,041       $(150)          $235
Comprehensive income (loss)
  Net earnings                                                                                     516                        516
  Foreign currency translation adjustments                                                                     (30)           (30)
Dividends ($.450 per share)                                                                       (192)                      (192)
Treasury stock purchased                                           (7)      (283)                                            (283)
Treasury stock issued under
  management incentive and
  stock option plans                                                2         75        (56)                                   19
------------------------------------------------------------------------------------------------------------------------------------

Balance at January 30, 2000                    542        $20    (118)   $(4,266)      $326     $4,365       $(180)          $265
====================================================================================================================================
BALANCE AT JULY 30, 2000                       542        $20    (121)   $(4,373)      $344     $4,373       $(227)          $137
COMPREHENSIVE INCOME (LOSS)
  NET EARNINGS                                                                                     475                        475
  FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                                                                     (52)           (52)
DIVIDENDS ($.450 PER SHARE)                                                                       (187)                      (187)
REPURCHASE OF SHARES UNDER FORWARD
  STOCK PURCHASE CONTRACTS                                        (11)      (521)                                            (521)
TREASURY STOCK PURCHASED                                           (2)       (68)                                             (68)
TREASURY STOCK ISSUED UNDER
  MANAGEMENT INCENTIVE AND
  STOCK OPTION PLANS                                                2         59        (34)                                   25
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT JANUARY 28, 2001                    542        $20    (132)   $(4,903)      $310     $4,661       $(279)         $(191)
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

(b)   Comprehensive Income
      Total comprehensive income is comprised of net earnings, net foreign currency translation adjustments, and net unrealized gains and losses on cash flow hedges. Total comprehensive income for the three months ended January 28, 2001 and January 30, 2000 was $311 and $256, respectively. Accumulated other comprehensive income, as reflected in the Statements of Shareowner's Equity, primarily consists of the cumulative foreign currency translation adjustment. The net loss on cash flow hedges was not material at January 28, 2001.

(c)   Earnings Per Share
      For the periods presented in the Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution includes the incremental effect of stock options. For the three and six months ended January 28, 2001, the weighted average shares outstanding assuming dilution also include the incremental effect of approximately three million and six million shares, respectively, under forward stock purchase contracts. See note (f) for a description of the contracts which were settled on December 12, 2000. For the three and six month periods ended January 30, 2000, the weighted average shares outstanding assuming dilution include the incremental effect of approximately two million shares under the contracts.

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

JANUARY 28, 2001

                                                                      AWAY                              CORPORATE
THREE MONTHS                   SOUP AND          BISCUITS AND         FROM                                 AND
ENDED                           SAUCES          CONFECTIONERY         HOME             OTHER(1)      ELIMINATIONS(2)     TOTAL
-----                           ------          -------------         ----             --------      ---------------    --------
NET SALES                       $1,387                    441          146                    1                  (18)     $1,957

EARNINGS BEFORE
INTEREST AND TAXES              $  382                     91           18                    -                  (31)     $  460

DEPRECIATION AND
AMORTIZATION                    $   33                     20            4                    -                    5      $   62

CAPITAL EXPENDITURES            $   17                     17            1                    -                    3      $   38


                                                                      AWAY                              CORPORATE
SIX MONTHS                     SOUP AND          BISCUITS AND         FROM                                 AND
ENDED                           SAUCES          CONFECTIONERY         HOME             OTHER(1)      ELIMINATIONS(2)      TOTAL
-----                           ------          -------------         ----             --------      ---------------     -------
NET SALES                       $2,657                    830          281                    3                  (36)     $3,735

EARNINGS BEFORE
INTEREST AND TAXES              $  707                    139           34                    1                  (58)     $  823

DEPRECIATION AND
AMORTIZATION                    $   64                     40            8                    -                   12      $  124

CAPITAL EXPENDITURES            $   29                     27            2                    -                    4      $   62

SEGMENT ASSETS                  $2,769                  1,290          347                    7                  681      $5,094

(1) Represents financial information of certain prepared convenience food businesses not categorized as reportable segments.

(2) Represents elimination of intersegment sales, unallocated corporate expenses and unallocated assets, including corporate offices, deferred income taxes and prepaid pension assets.


\JANUARY 30, 2000

                                                                      AWAY                              CORPORATE
THREE MONTHS                   SOUP AND          BISCUITS AND         FROM                                 AND
ENDED                           SAUCES          CONFECTIONERY         HOME             OTHER(1)      ELIMINATIONS(2)        TOTAL
-----                           ------          -------------         ----             --------      ---------------        -----

Net sales                       $1,361                    419          143                    9                 (16)       $1,916

Earnings before
interest and taxes              $  406                     78           16                    1                 (28)       $  473

Depreciation and
amortization                    $   31                     21            4                    -                   5        $   61

Capital expenditures            $   22                     11            3                    -                   1        $   37


                                                                      AWAY                              CORPORATE
SIX MONTHS                     SOUP AND          BISCUITS AND         FROM                                 AND
ENDED                           SAUCES          CONFECTIONERY         HOME             OTHER(1)      ELIMINATIONS(2)       TOTAL
-----                           ------          -------------         ----             --------      ---------------       ------
Net sales                       $2,625                    793          278                   22                 (34)       $3,684

Earnings before
interest and taxes              $  763                    136           31                    2                 (48)       $  884

Depreciation and
amortization                    $   63                     41            8                    -                  11        $  123

Capital expenditures            $   43                     23            3                    -                   4        $   73

Segment assets                  $3,026                  1,428          372                   41                 697        $5,564

(1) Represents financial information of certain prepared convenience food businesses not categorized as reportable segments.

(2) Represents elimination of intersegment sales, unallocated corporate expenses and unallocated assets, including corporate offices, deferred income taxes and prepaid pension assets.

(e)  Inventories

                                          JANUARY 28, 2001      JULY 30, 2000
                                          ----------------      -------------
Raw materials, containers and supplies         $ 169               $ 213
Finished products                                325                 358
                                          -----------------------------------
                                               $ 494               $ 571
                                          ===================================

      Approximately 62% of inventory in fiscal 2001 and 64% of inventory in fiscal 2000 is accounted for on the last in, first out (LIFO) method of determining cost. If the first in, first out inventory valuation method had been used exclusively, inventories would not differ materially from the amounts reported at January 28, 2001 and July 30, 2000.

(f)   Forward Stock Purchase Program
      In 1999, the company entered into forward stock purchase contracts to partially hedge the company's equity exposure from its stock option program. On December 12, 2000, the company purchased 11 million shares of common stock under the forward stock purchase contracts for approximately $521.

(g)   Accounting for Derivative Instruments
      Effective July 31, 2000, the company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138. The standard requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships. The cumulative effect of adopting SFAS No. 133 was not material to the company's consolidated financial statements as of July 30, 2000.

      The company utilizes certain derivative financial instruments to enhance its ability to manage risk, including interest rate, foreign currency and certain equity-linked employee compensation exposures which exist as part of ongoing business operations. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The company does not enter into contracts for speculative purposes, nor is it a party to any leveraged derivative instrument. The company designates derivatives as either fair value hedges, cash flow hedges, hedges of net investment, or as a natural hedging instrument (changes in fair value are recognized to act as an economic offset to changes in fair value of the underlying hedged item and the derivatives do not qualify for hedge accounting in accordance with SFAS No. 133).

      Interest Rate Swaps
      The company finances a portion of its operations through debt instruments primarily consisting of commercial paper, notes, debentures and bank loans. The company periodically utilizes interest rate swap agreements to minimize worldwide financing costs and to achieve a desired proportion of variable versus fixed-rate debt. There were no interest rate swaps outstanding as of January 28, 2001 or July 30, 2000.

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

      Qualifying forward exchange contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction. The fair value of these instruments was not material at January 28, 2001. Gains and losses on these instruments are recorded in Other comprehensive income/loss until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from Accumulated other comprehensive income/loss to the Statement of Earnings on the same line item as the underlying transaction. The assessment of effectiveness for contracts is based on changes in the spot rates. The change in the time value of options is reported in earnings.

      Qualifying forward exchange contracts are accounted for as fair value hedges when the hedged item is a recognized asset, liability or firm commitment. The fair value of such contracts was not material at January 28, 2001.

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

      All amounts in Other comprehensive income/loss for cash flow hedges are expected to be reclassified into earnings in the fiscal year. The amount of discontinued cash flow hedges during the year was not material.

      Other Contracts
      The company is exposed to equity price changes related to certain employee compensation obligations. Swap contracts are utilized to hedge exposures relating to certain employee compensation obligations linked to the total return of the Standard & Poor's 500 Index and the total return of the company's capital stock. The company pays a variable interest rate and receives the equity returns under these instruments. The notional value of the equity swap contracts, which mature in 2001 and 2003, was $71 at January 28, 2001. These instruments are not designated as accounting hedges. Gains and losses are recorded in Other expense. The net liability recorded under these contracts at January 28, 2001 was approximately $18.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                       CAMPBELL SOUP COMPANY CONSOLIDATED


RESULTS OF CONTINUING OPERATIONS


OVERVIEW

The company reported net earnings of $271 million for the second quarter ended January 28, 2001 compared to $281 million in the comparable quarter a year ago. Diluted earnings per share remained level at $.65 with a year ago. Net sales increased 2% to $1.96 billion from $1.92 billion. The increase in sales was primarily driven by an increase in U.S. soup shipments from the prior year partially offset by a decline due to currency exchange rates. The decline in earnings was attributed to an increase in marketing investments.

For the six months ended January 28, 2001, net sales increased 1%. Excluding currency and divestitures, sales from ongoing businesses increased 4%. Net earnings declined to $475 million from $516 million due to increased marketing investments.

SECOND QUARTER

SALES

Sales in the quarter increased 2% to $1.96 billion from $1.92 billion last year. The change in sales was due to a 5% increase in volume and mix, offset by 2% decline due to currency, and 1% decline from divestitures.

An analysis of net sales by segment follows:

  (MILLIONS)                              2001            2000          % CHANGE
  ----------                              ----            ----          --------
Soup and Sauces                        $ 1,387         $ 1,361                2%
Biscuits and Confectionery                 441             419                5%
Away From Home                             146             143                2%
--------------------------------------------------------------------------------
        Subtotal                         1,974           1,923                3%

Other                                        1               9
Intersegment                               (18)            (16)
--------------------------------------------------------------------------------
                                       $ 1,957         $ 1,916                2%
================================================================================

Sales in Soup and Sauces increased 4% before currency, 2% as reported, primarily due to a worldwide wet soup volume increase of 4%. U.S. wet soup shipments increased 6% over the prior period. The U.S. soup gains were led by Chunky and the introduction of easy-open tops on all ready-to-serve varieties, including new Campbell's Ready-to-Serve classics.

International wet soup volume declined 1% primarily due to softness in Canada, France, and Germany offset by gains in the United Kingdom.

The U.S. sauce businesses reported sales gains versus last year due to the performance of Prego. Franco-American volumes were down versus last year due to continued intense competition in the category. Total beverage sales increased during the quarter driven by gains in V8 and V8 Splash.

Biscuits and Confectionery sales were up 10% before currency, 5% as reported, due to volume growth in all businesses. Godiva Chocolatier delivered double-digit sales growth enjoying all time record sales for the holiday season. Arnotts delivered sales growth from its core cracker business and success with new product introductions. Pepperidge Farm reported sales growth driven by the performance of Goldfish and new Giant Goldfish and the introduction of Spritzers cookies.

Away From Home reported an increase of 2% versus the comparable quarter a year ago driven by increases in beverages, particularly V8 Splash, and Stockpot.

The decline in Other is due to the divestiture of MacFarms in April 2000.

GROSS MARGIN

Gross margin, defined as net sales less cost of products sold, increased $27 million in the quarter. As a percent of sales, gross margin was 56% compared to 55.7% last year. The improvement in margin percentage was principally due to stronger unit volume in the U.S. and cost productivity programs.

MARKETING AND SELLING EXPENSES

Marketing and selling expenses as a percent of sales increased to 26% from 24% in the prior year. The increase is primarily due to higher planned marketing investments in U.S. soup, beverages, and the Biscuit and Confectionery portfolio.

ADMINISTRATIVE EXPENSES

Administrative expenses were relatively flat as a percent of sales compared to last year.

OTHER EXPENSES

Other expenses increased as compared to last year primarily due to higher incentive compensation costs.

OPERATING EARNINGS

Segment operating earnings decreased 2% for the second quarter versus the prior year.

An analysis of operating earnings by segment follows:

(MILLIONS)                                      2001          2000      % CHANGE
----------                                      ----          ----      --------
Soup and Sauces                                $ 382         $ 406          (6)%
Biscuits and Confectionery                        91            78           17%
Away From Home                                    18            16           13%
--------------------------------------------------------------------------------
        Subtotal                                 491           500          (2)%
Other                                              -             1
--------------------------------------------------------------------------------
                                                 491           501
Corporate                                        (31)          (28)
--------------------------------------------------------------------------------
                                               $ 460         $ 473          (3)%
================================================================================


Earnings from Soup and Sauces decreased 6%, primarily due to increased marketing investments in U.S. soup and beverages.

Earnings from Biscuits and Confectionery increased 20% before currency, 17% as reported, to $91 million. The increase was due to sales volume gains across the portfolio, improved mix and cost productivity.

Away From Home earnings increased 13% due primarily to favorable product mix and improved cost productivity.

NON-OPERATING ITEMS

Net interest expense was $49 million, relatively flat versus the prior year.

The effective tax rate was 34% compared to 33.6% last year.

SIX MONTHS

SALES

Sales for the six months increased 1% to $3.74 billion from $3.68 billion last year. The change in sales was due to a 4% increase from volume and mix, offset by a 1% decline from divestitures and a 2% decline from currency.

An analysis of net sales by segment follows:

(MILLIONS)                                      2001          2000      % CHANGE
----------                                      ----          ----      --------
Soup and Sauces                              $ 2,657       $ 2,625            1%
Biscuits and Confectionery                       830           793            5%
Away From Home                                   281           278            1%
--------------------------------------------------------------------------------
        Subtotal                               3,768         3,696            2%
Other                                              3            22
Intersegment                                     (36)          (34)
--------------------------------------------------------------------------------
                                             $ 3,735       $ 3,684            1%
================================================================================

The sales increase reported by Soup and Sauces was due to a 3% increase in volume offset by a 2% decline due to currency. Worldwide wet soup volume increased 4%, driven primarily by an increase in U.S. wet soup volume. The U.S. performance was led by Chunky and the new Campbell's Ready-to-Serve soups. International wet soup volume increased 2%. Erasco, Canada, the United Kingdom and the Asia Pacific businesses contributed to the volume growth. Currency negatively impacted sales, primarily due to the depreciation of the Australian dollar, the euro, and the British pound. Beyond soup, Prego pasta sauces reported sales gains in a highly competitive category. Total beverage sales increased behind the performance of V8. Sales of prepared foods, including Franco-American, declined from the prior year.

Biscuits and Confectionery sales increased 10% before currency, 5% as reported, versus last year due to volume growth across all businesses, particularly Pepperidge Farm Goldfish, Godiva worldwide and the Arnotts core cracker business.

Away From Home reported a sales increase of 1% due to growth in Stockpot and Canada.

The decline in Other is due to the divestiture of MacFarms in April 2000.

GROSS MARGIN

Gross margin, defined as net sales less cost of products sold, increased $39 million year-to-date. As a percent of sales, gross margin was 55.3% compared to 55% last year. The improvement in margin percentage was principally due to product mix with stronger volume in the U.S. and cost savings programs, partially offset by the costs of quality improvements in adding 20% more chicken in Chicken Noodle soup and easy-open `pop-top' lids on U.S. ready to serve soups.

MARKETING AND SELLING EXPENSE

Marketing and selling expenses as a percent of sales increased to 26% from 24% last year. The increase is due to higher marketing investments, particularly consumer advertising, in U.S. soup, beverages, and the Biscuits and Confectionery portfolio.

ADMINISTRATIVE EXPENSES

Administrative expenses were relatively flat as a percent of sales compared to last year.

OTHER EXPENSES

Other expenses increased as compared to last year primarily due to increases in incentive compensation costs.

OPERATING EARNINGS

Segment operating earnings decreased 5% versus the prior year. An analysis of operating earnings by segment follows:

(MILLIONS)                                     2001          2000       % CHANGE
----------                                     ----          ----       --------
Soup and Sauces                               $ 707         $ 763           (7)%
Biscuits and Confectionery                      139           136             2%
Away From Home                                   34            31            10%
--------------------------------------------------------------------------------
        Subtotal                                880           930           (5)%
Other                                             1             2
--------------------------------------------------------------------------------
                                                881           932
Corporate                                       (58)          (48)
--------------------------------------------------------------------------------
                                              $ 823         $ 884           (7)%
================================================================================

The decrease in earnings from Soup and Sauces is due to increased marketing investments in U.S. soup and beverages.

Biscuits and Confectionery earnings increased 6% before currency, 2% as reported, driven by Godiva Chocolatier and Arnotts. Earnings from Pepperidge Farm remained relatively flat, as increased marketing investment was offset by volume growth.

Earnings from Away From Home increased due principally to favorable product mix and improved cost productivity.

Earnings from Other declined due to the divestiture of MacFarms in April 2000.

Corporate expenses increased $10 million due principally to higher incentive compensation costs.

NON-OPERATING ITEMS

Net interest expense increased to $101 million from $96 million in the prior year due to higher interest rates during the period.

The effective tax rate was 34.2% compared to 34.5% last year. The rate was favorably impacted by a lower effective rate on foreign earnings.

LIQUIDITY AND CAPITAL RESOURCES

The company generated cash from operations of $744 million compared to $735 million last year. This increase was achieved, despite an earnings decline due to increased marketing investments, through significant improvements in working capital, particularly reductions in inventory.

Capital expenditures were $62 million, a decrease from $73 million last year. The company continues to tightly manage its capital outlays and expects total expenditures to approximate $200 million in fiscal 2001, in line with fiscal 2000.

In the first six months, the company repurchased 13.4 million shares versus 6.9 million last year. On November 15, 2000, the company announced that it would suspend the strategic share repurchase program and purchase 11 million shares under existing forward stock purchase contracts. On December 12, 2000, the company purchased the 11 million shares under the contracts for approximately $521 million. The purchase was funded with a three-year floating-rate loan. See also note (f) of the Notes to Financial Statements.

On February 15, 2001, the company issued $500 million 6.75% notes due in 2011. The net proceeds were used to repay commercial paper borrowings and for other general corporate purposes. The company also entered into interest rate swap agreements with an aggregate notional value of $250 million. The swaps mature in 2011. The company pays a variable rate based on LIBOR and receives a fixed rate.

RECENT DEVELOPMENTS

The Emerging Issues Task Force (EITF) has recently addressed several topics related to the classification and recognition of certain promotional expenses. In January 2001, the EITF issued a consensus on Issue No. 00-22 "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." This consensus, effective for the third quarter fiscal 2001, requires certain rebate offers to be classified as a reduction of revenue and to be recognized when incurred. In May 2000, the EITF issued a consensus on Issue No. 00-14 "Accounting for Certain Sales Incentives", which addresses the recognition, measurement and income statement classification of various sales incentives. The EITF concluded that certain consumer and trade sales promotion expenses should be classified as a reduction of sales rather than as marketing expenses. This consensus is effective in the fourth quarter fiscal 2001. The adoption of Issues No. 00-22 and 00-14 will principally result in reclassifications of certain costs from marketing and selling expenses to reductions from sales.

In September 2000, the EITF reached a final consensus in Issue No. 00-10 on "Accounting for Shipping and Handling Costs" that such costs cannot be reported as a reduction of revenue. The company currently classifies certain shipping and handling costs as a reduction of sales. This Issue is required to be adopted in the fourth quarter fiscal 2001. Upon adoption of Issue No. 00-10, shipping and handling costs will be reclassified to cost of products sold.

Upon adoption of Issues No. 00-22, 00-14 and 00-10, prior period amounts will be restated to conform with the new requirements. The company is continuing to evaluate the potential effect of the new pronouncements but currently expects the combined adoption of these Issues will not have a material impact on net sales. As reclassifications, these changes will not affect the company's financial position or earnings.

The EITF continues to address a number of topics related to the recognition and classification of various promotional sales incentives, such as cooperative advertising programs, new product introduction fees, buy-downs and display aisle incentives, as discussed in Issue No. 00-25 "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." Final consensus has not yet been reached on this Issue although further discussion is planned. The company is in the process of determining the potential impact of this Issue. Based on the ultimate resolution of this and other related Issues, certain costs historically recorded as marketing and selling expenses, which are expected to be material, will also be reclassified as a reduction of sales. As reclassifications, these changes will not affect the company's financial position or earnings. Prior period amounts will be restated to conform to the new requirements.

On January 29, 2001, the company announced that it had entered into an agreement to purchase the European culinary brands business, including several soup and sauce businesses, from Unilever PLC/Unilever N.V. The businesses have combined annual sales of approximately $400 million with more than half in instant soups and bouillon. The acquisition will enable the company to achieve soup share leadership in six core European markets. The purchase price is estimated to be approximately 1 billion euros or 930 million U.S. dollars. The acquisition, which is expected to be completed by May 2001, is subject to European regulatory approval and other customary conditions.

On February 14, 2001, the company issued a press release announcing results for the second quarter fiscal 2001 and commented on the outlook for earnings per share for the third quarter and the full year.

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

      - the company's ability to complete successful post-acquisition integrations of acquired businesses into its existing operations;

      - the availability of new acquisition and alliance opportunities that build shareowner wealth;

      -     the company's ability to achieve its cost savings objectives;

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK

For information regarding the company's exposure to certain market risks, see
Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Annual Report on Form 10-K for fiscal 2000. In February 2001, the company entered into interest rate swap agreements with an aggregate notional value of $250 million. See also note (f) of the Notes to Financial Statements for a discussion of forward stock purchase contracts which were settled in December 2000. There have been no other significant changes in the company's portfolio of financial instruments or market risk exposures which have occurred since year-end.

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

As also previously reported, the United States Environmental Protection
Agency (the "EPA") sent Campbell Soup Company a special notice letter dated September 28, 2000 relating to the Puente Valley Operable Unit of the San Gabriel Valley Superfund Sites, Los Angeles County, California (the "Superfund Site") for property located at 125 N. Orange Avenue, Industry, California, advising that the EPA considers Campbell to be a potentially responsible party due to the alleged release or threatened release of hazardous substances, and therefore, potentially responsible for the costs incurred in connection with contamination at the Superfund Site. Although the impact of this proceeding cannot be predicted at this time due to the large number of other potentially responsible parties and the uncertainty involved in estimating the cost of clean-up, the ultimate disposition is not expected to have a material effect on the consolidated results of operations, financial position, or cash flows of the company.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   a.          Campbell's Annual Meeting of Shareowners was held on November
               17, 2000.

   b.         The matters voted upon and the results of the vote are as follows:

   Election of Directors

                                   Number of Shares
       Name                        For        Withheld
-------------------------------------------------------
Alva A. App                    366,386,608    2,800,000
Edmund M. Carpenter            366,454,982    2,731,626
Bennett Dorrance               366,443,789    2,742,819
Thomas W. Field, Jr.           366,434,055    2,752,553
Kent B. Foster                 365,083,242    4,103,366
Harvey Golub                   366,431,723    2,754,885
David W. Johnson               366,389,024    2,797,584
David K. P. Li                 363,205,123    5,981,485
Philip E. Lippincott           366,345,588    2,841,020
Mary Alice D. Malone           366,344,048    2,842,560
Charles H. Mott                366,427,498    2,759,110
Charles R. Perrin              366,408,307    2,778,301
George M. Sherman              366,443,343    2,743,265
Donald M. Stewart              366,468,157    2,718,451
George Strawbridge, Jr.        366,365,064    2,821,544
Charlotte C. Weber             366,340,943    2,845,665

   Ratification of Appointment of Independent Accountants

                                                                        Broker
                        For            Against       Abstentions       Non-Votes
--------------------------------------------------------------------------------
Ratification of     367,430,287        702,945        1,053,376           -0-
Appointment of
Accountants


   Approval of Amendments of the Campbell Soup Company Management Worldwide Incentive Plan

                                                                         Broker
                                For          Against     Abstentions   Non-Votes
--------------------------------------------------------------------------------
Approval of Amendments      362,764,350     4,808,545     1,613,713       -0-
of the Campbell Soup
Company Management
Worldwide Incentive Plan

   Approval of Amendments of the Campbell Soup Company 1994 Long-Term Incentive Plan

                                                                         Broker
                                For          Against     Abstentions   Non-Votes
--------------------------------------------------------------------------------
Approval of Amendments      359,707,839     7,752,224     1,726,545       -0-
of the Campbell Soup
Company 1994 Long-Term
Incentive Plan

    Shareowner Proposal Concerning Global Workers Rights Standards

                                                                         Broker
                                For         Against     Abstentions    Non-Votes
--------------------------------------------------------------------------------
Shareowner Proposal          12,963,885   325,413,323    8,359,619    22,449,781
Concerning Global
Workers Rights
Standards


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

   a.    Exhibits

   Exhibit 10(a) Employment agreement between the company and Douglas R. Conant dated January 8, 2001.


   b.             Reports on Form 8-K

                  There were no reports on Form 8-K filed by the company during the second quarter ended January 28, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CAMPBELL SOUP COMPANY



Date: March 14, 2001                      By:   /s/  Robert A. Schiffner
                                                ------------------------

                                                Robert A. Schiffner
                                                Senior Vice President and
                                                Chief Financial Officer


                                          By:   /s/ Ellen Oran Kaden
                                                --------------------

                                                Ellen Oran Kaden
                                                Senior Vice President -
                                                Law and Government Affairs

                                INDEX TO EXHIBITS


    Exhibit 10(a) Employment agreement between the company and Douglas R. Conant dated January 8, 2001.