Form 10-Q
period 2001-04-29
CAMPBELL SOUP CO
filed 2001-06-13
CIK 16732

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  FOR THE QUARTERLY PERIOD ENDED                     COMMISSION FILE NUMBER
          APRIL 29, 2001                                      1-3822


                          [CAMPBELL SOUP COMPANY LOGO]





       NEW JERSEY                                        21-0419870
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


                          YES X                 NO .



  THERE WERE 409,353,293 SHARES OF CAPITAL STOCK OUTSTANDING AS OF JUNE 7, 2001.



================================================================================

                          PART I. FINANCIAL INFORMATION

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                             STATEMENTS OF EARNINGS

                                   (unaudited)
                      (millions, except per share amounts)


                                                                      Three Months Ended                   Nine Months Ended
                                                                   -------------------------------------------------------------
                                                                      APRIL           April             APRIL              April
                                                                   29, 2001        30, 2000          29, 2001           30, 2000
                                                                   --------        --------          --------           --------

Net  sales                                                          $1,439         $1,394            $5,174              $5,078
--------------------------------------------------------------------------------------------------------------------------------

Costs  and  expenses
     Cost  of  products  sold                                          667            664             2,336               2,321
     Marketing  and  selling  expenses                                 421            389             1,403               1,281
     Administrative  expenses                                           75             68               246                 238
     Research  and  development  expenses                               15             14                44                  45
     Other  expenses                                                    24             15                85                  65
--------------------------------------------------------------------------------------------------------------------------------
          Total  costs  and  expenses                                1,202          1,150             4,114               3,950
--------------------------------------------------------------------------------------------------------------------------------
Earnings  before  interest  and  taxes                                 237            244             1,060               1,128
     Interest,  net                                                     52             44               153                 140
--------------------------------------------------------------------------------------------------------------------------------
Earnings before  taxes                                                 185            200               907                 988
Taxes  on  earnings                                                     63             61               310                 333
--------------------------------------------------------------------------------------------------------------------------------

Net earnings                                                        $  122         $  139            $  597              $  655
================================================================================================================================



Per  share - basic

    Net earnings                                                    $  .30         $  .33            $ 1.44              $ 1.54
================================================================================================================================


    Dividends                                                       $ .225         $ .225            $ .675              $ .675
================================================================================================================================

    Weighted  average  shares  outstanding - basic                     410            423               415                 426
================================================================================================================================

Per  share - assuming dilution

    Net earnings                                                    $  .30         $  .32            $ 1.42              $ 1.52
================================================================================================================================

    Weighted  average  shares  outstanding - assuming dilution         411            432               420                 432
================================================================================================================================

See Notes to Financial Statements


                       CAMPBELL SOUP COMPANY CONSOLIDATED

                                 BALANCE SHEETS

                                   (unaudited)
                      (millions, except per share amounts)

                                                                                   APRIL                         July
                                                                                29, 2001                     30, 2000
                                                                                ---------                    ---------
Current  assets
  Cash  and  cash  equivalents                                                   $    21                      $    27
  Accounts  receivable                                                               397                          443
  Inventories                                                                        459                          571
  Other  current  assets                                                             153                          127
----------------------------------------------------------------------------------------------------------------------
        Total  current  assets                                                     1,030                        1,168
----------------------------------------------------------------------------------------------------------------------
Plant  assets,  net  of  depreciation                                              1,542                        1,644
Intangible  assets,  net  of  amortization                                         1,660                        1,767
Other  assets                                                                        600                          617
----------------------------------------------------------------------------------------------------------------------
Total  assets                                                                    $ 4,832                      $ 5,196
======================================================================================================================

Current  liabilities
  Notes  payable                                                                 $   892                      $ 1,873
  Payable  to  suppliers  and  others                                                378                          509
  Accrued  liabilities                                                               429                          360
  Dividend  payable                                                                   92                           95
  Accrued  income  taxes                                                             235                          195
----------------------------------------------------------------------------------------------------------------------
        Total  current  liabilities                                                2,026                        3,032
----------------------------------------------------------------------------------------------------------------------

Long-term  debt                                                                    2,239                        1,218
Nonpension  postretirement  benefits                                                 342                          364
Other  liabilities,  including  deferred
  income taxes of  $276 and $284                                                     444                          445
----------------------------------------------------------------------------------------------------------------------
        Total  liabilities                                                         5,051                        5,059
----------------------------------------------------------------------------------------------------------------------
Shareowners'  equity
  Preferred  stock;  authorized  40  shares;
    none  issued                                                                       -                            -
  Capital  stock,  $.0375  par  value;  authorized
    560  shares;  issued  542  shares                                                 20                           20
  Capital  surplus                                                                   313                          344
  Earnings  retained  in  the  business                                            4,691                        4,373
  Capital  stock  in  treasury,  at  cost                                         (4,921)                      (4,373)
  Accumulated other comprehensive loss                                              (322)                        (227)
----------------------------------------------------------------------------------------------------------------------
        Total  shareowners'  equity                                                 (219)                         137
----------------------------------------------------------------------------------------------------------------------
Total  liabilities  and  shareowners'  equity                                    $ 4,832                      $ 5,196
======================================================================================================================


See  Notes  to  Financial  Statements


                       CAMPBELL SOUP COMPANY CONSOLIDATED

                            STATEMENTS OF CASH FLOWS

                                  (unaudited)
                                   (millions)

                                                             Nine Months Ended
                                                           ---------------------
                                                              APRIL       April
                                                           29, 2001    30, 2000
                                                           --------    --------
Cash flows from operating activities:
   Net earnings                                             $   597       $ 655
   Non-cash charges to net earnings
      Depreciation and amortization                             188         189
      Deferred income taxes                                      (8)          1
      Other, net                                                 28          21
   Changes in working capital
      Accounts receivable                                        35          61
      Inventories                                               102          35
      Other current assets and liabilities                       (8)        (19)
--------------------------------------------------------------------------------
         Net cash provided by operating activities              934         943
--------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchases of plant assets                                   (103)       (120)
   Sale of plant assets                                           7           4
   Sale of businesses                                             -          10
   Other, net                                                   (17)        (25)
--------------------------------------------------------------------------------
         Net cash used in investing activities                 (113)       (131)
--------------------------------------------------------------------------------
Cash flows from financing activities:
   Long-term borrowings                                       1,028           -
   Repayments of long-term borrowings                             -          (7)
   Short-term borrowings                                        828         686
   Repayments of short-term borrowings                       (1,790)       (809)
   Dividends paid                                              (281)       (289)
   Treasury stock purchases                                    (618)       (374)
   Treasury stock issuances                                      14           3
--------------------------------------------------------------------------------
         Net cash used in financing activities                 (819)       (790)
--------------------------------------------------------------------------------
Effect of exchange rate changes on cash                          (8)          6
--------------------------------------------------------------------------------
Net change in cash and cash equivalents                          (6)         28
Cash and cash equivalents - beginning of period                  27           6
--------------------------------------------------------------------------------
Cash and cash equivalents - end of period                   $    21       $  34
================================================================================

See Notes to Financial Statements

                       CAMPBELL SOUP COMPANY CONSOLIDATED

                        STATEMENTS OF SHAREOWNERS' EQUITY

                                   (unaudited)
                      (millions, except per share amounts)




                                                       Capital stock
                                             -----------------------------------             Earnings     Accumulated
                                                 Issued           In treasury                retained       other          Total
                                             ---------------   -----------------   Capital    in the    comprehensive   shareowners'
                                             Shares   Amount   Shares    Amount    surplus   business       loss          equity
------------------------------------------------------------------------------------------------------------------------------------
Balance  at  August 1,  1999                    542     $20      (113)   $(4,058)    $382      $4,041       $(150)       $ 235
Comprehensive income (loss)
  Net  earnings                                                                                   655                      655
  Foreign currency translation adjustments                                                                    (86)         (86)
Dividends  ($.675  per  share)                                                                   (287)                    (287)
Treasury  stock  purchased                                        (10)      (373)                                         (373)
Treasury  stock  issued  under
  management incentive  and
  stock option plans                                                2         83      (64)                                  19
------------------------------------------------------------------------------------------------------------------------------------

Balance  at  April 30,  2000                    542     $20      (121)   $(4,348)    $318      $4,409       $(236)       $ 163
====================================================================================================================================
BALANCE  AT  JULY 30, 2000                      542     $20      (121)   $(4,373)    $344      $4,373       $(227)       $ 137
COMPREHENSIVE INCOME (LOSS)
  NET  EARNINGS                                                                                   597                      597
  FOREIGN CURRENCY TRANSLATION
    ADJUSTMENTS                                                                                               (95)         (95)
DIVIDENDS  ($.675  PER  SHARE)                                                                   (279)                    (279)
REPURCHASE OF SHARES UNDER FORWARD
  STOCK PURCHASE CONTRACTS                                        (11)      (521)                                         (521)
TREASURY  STOCK  PURCHASED                                         (3)       (97)                                          (97)
TREASURY  STOCK  ISSUED  UNDER
  MANAGEMENT INCENTIVE  AND
  STOCK OPTION PLANS                                                2         70      (31)                                  39
------------------------------------------------------------------------------------------------------------------------------------

BALANCE  AT  APRIL 29,  2001                    542     $20      (133)   $(4,921)    $313      $4,691       $(322)       $(219)
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

         Total comprehensive income for the three months ended April 29, 2001 and April 30, 2000 was $79 and $83, respectively. Total comprehensive income for the nine months ended April 29, 2001 and April 30, 2000 was $502 and $569, respectively. Accumulated other comprehensive loss, as reflected in the Statements of Shareowners' Equity, primarily consists of the cumulative foreign currency translation adjustment. The net gain on cash flow hedges was not material at April 29, 2001.

(c)      Earnings Per Share
         For the periods presented in the Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution includes the incremental effect of stock options. For the nine months ended April 29, 2001, the weighted average shares outstanding assuming dilution also include the incremental effect of approximately 4 million shares under forward stock purchase contracts. See note (f) for a description of the contracts which were settled on December 12, 2000. For the three and nine month periods ended April 30, 2000, the weighted average shares outstanding assuming dilution include the incremental effect of approximately 7 million and 3 million shares, respectively, under the contracts.

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

         The following tables present information about the company's reportable segments:

APRIL 29, 2001

                                                                      AWAY                   CORPORATE
THREE MONTHS                      SOUP AND        BISCUITS AND        FROM                      AND
ENDED                              SAUCES         CONFECTIONERY       HOME       OTHER(1)  ELIMINATIONS(2)           TOTAL
------------                       ------         -------------       ----       --------  ---------------           -----
NET SALES                          $  955                   363        135              1              (15)          $1,439

EARNINGS BEFORE
INTEREST AND TAXES                 $  202                    46         13              -              (24)          $  237

DEPRECIATION AND
AMORTIZATION                       $   32                    22          4              -                6           $   64

CAPITAL EXPENDITURES               $   21                    17          2              -                1           $   41

                                                                      AWAY                   CORPORATE
NINE MONTHS                       SOUP AND        BISCUITS AND        FROM                      AND
ENDED                              SAUCES         CONFECTIONERY       HOME       OTHER(1)  ELIMINATIONS(2)           TOTAL
-----------                        ------         -------------       ----       --------  ---------------           -----

NET SALES                          $3,612                 1,193        416              4              (51)          $5,174

EARNINGS BEFORE
INTEREST AND TAXES                 $  909                   185         47              1              (82)          $1,060

DEPRECIATION AND
AMORTIZATION                       $   96                    62         12              -               18           $  188

CAPITAL EXPENDITURES               $   50                    44          4              -                5           $  103

SEGMENT ASSETS                     $2,560                 1,230        341              5              696           $4,832

(1) Represents financial information of certain prepared convenience food businesses not categorized as reportable segments.

(2) Represents elimination of intersegment sales, unallocated corporate expenses and unallocated assets, including corporate offices, deferred income taxes and prepaid pension assets.

 APRIL 30, 2000

                                                                         AWAY                   CORPORATE
THREE MONTHS                         SOUP AND       BISCUITS AND         FROM                      AND
ENDED                                 SAUCES        CONFECTIONERY        HOME       OTHER(1)  ELIMINATIONS(2)          TOTAL
-----------                           ------        -------------        ----       --------  ---------------          -----
Net sales                             $  927                  347         132             5              (17)         $1,394

Earnings before
interest and taxes                    $  204                   42          13            (1)             (14)         $  244

Depreciation and
amortization                          $   31                   24           6             -                5          $   66

Capital expenditures                  $   27                   14           1             -                5          $   47

                                                                         AWAY                   CORPORATE
NINE MONTHS                          SOUP AND        BISCUITS AND        FROM                      AND
ENDED                                 SAUCES         CONFECTIONERY       HOME       OTHER(1)  ELIMINATIONS(2)          TOTAL
-----------                           ------         -------------       ----       --------  ---------------          -----
Net sales                             $3,552                1,140         410            27              (51)         $5,078

Earnings before
interest and taxes                    $  968                  178          44             -              (62)         $1,128

Depreciation and
amortization                          $   94                   65          14             -               16          $  189

Capital expenditures                  $   70                   37           4             -                9          $  120

Segment assets                        $2,769                1,344         362             7              713          $5,195


(1) Represents financial information of certain prepared convenience food businesses not categorized as reportable segments.

(2) Represents elimination of intersegment sales, unallocated corporate expenses and unallocated assets, including corporate offices, deferred income taxes and prepaid pension assets.


(e)      Inventories

                                                                           APRIL 29, 2001                July 30, 2000
                                                                           --------------                -------------

Raw materials, containers and supplies                                          $ 157                        $ 213
Finished products                                                                 302                          358
                                                                           -------------------------------------------
                                                                                $ 459                        $ 571
                                                                           ===========================================


         Approximately 63% of inventory in fiscal 2001 and 62% of inventory in fiscal 2000 is accounted for on the last in, first out (LIFO) method of determining cost. If the first in, first out inventory valuation method had been used exclusively, inventories would not differ materially from the amounts reported at April 29, 2001 and July 30, 2000.

(f)      Forward Stock Purchase Program
         In 1999, the company entered into forward stock purchase contracts to partially hedge the company's equity exposure from its stock option program. On December 12, 2000, the company purchased 11 million shares of common stock under the existing forward contracts for approximately $521.

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

         The company utilizes certain derivative financial instruments to enhance its ability to manage risk, including interest rate, foreign currency and certain equity-linked employee compensation exposures which exist as part of ongoing business operations. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The company does not enter into contracts for speculative purposes, nor is it a party to any leveraged derivative instrument. The company designates derivatives as either fair value hedges, cash flow hedges, hedges of net investment, or as a natural hedging instrument (changes in fair value are recognized to act as an economic offset to changes in fair value of the underlying hedged item and the derivatives do not qualify for hedge accounting under SFAS No.
         133).

         Interest Rate Swaps
         The company finances a portion of its operations through debt instruments primarily consisting of commercial paper, notes, debentures and bank loans. The company periodically utilizes interest rate swap agreements to minimize worldwide financing costs and to achieve a desired proportion of variable versus fixed-rate debt. In February 2001, the company entered into interest rate swaps with an aggregate notional value of $250 in conjunction with the issuance of $500 ten-year fixed-rate notes. These swaps are accounted for as fair value hedges. The fair value of such instruments was not material at April 29, 2001. There were no interest rate swaps outstanding as of July 30, 2000.

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

         Qualifying forward exchange contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction. The fair value of these instruments was not material at April 29, 2001. Gains and losses on these instruments are recorded in Other comprehensive income/loss until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from Accumulated other comprehensive income/loss to the Statement of Earnings on the same line item as the underlying transaction. The assessment of effectiveness for contracts is based on changes in the spot rates and the change in the time value of options is reported in earnings.

         Qualifying forward exchange contracts are accounted for as fair value hedges when the hedged item is a recognized asset, liability or firm commitment. The fair value of such contracts was not material at April 29, 2001.

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

         Other Contracts
         The company is exposed to equity price changes related to certain employee compensation obligations. Swap contracts are utilized to hedge exposures relating to certain employee compensation obligations linked to the total return of the Standard & Poor's 500 Index and the total return of the company's capital stock. The company pays a variable interest rate and receives the equity returns under these instruments. The notional value of the equity swap contracts, which mature in 2002 and 2003, was $60 at April 29, 2001. These instruments are not designated as accounting hedges. Gains and losses are recorded in Other expense. The net liability recorded under these contracts at April 29, 2001 was approximately $14.

(h)      New Accounting Pronouncements
         In September 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", that such costs cannot be reported as a reduction of revenue. The company currently classifies certain shipping and handling costs as a reduction of sales. Upon adoption, the company will reclassify shipping and handling costs from a reduction of sales to cost of products sold which will result in an increase in annual sales of approximately 3%. This accounting guidance is effective for the company in the fourth quarter fiscal 2001. Prior period amounts will be restated upon adoption. As reclassifications, these changes will not affect the company's financial position or earnings.

         The EITF has recently addressed several topics related to the classification and recognition of certain promotional expenses. In May 2000, the EITF issued a consensus on Issue No. 00-14 "Accounting for Certain Sales Incentives". This Issue addresses the recognition, measurement and income statement classification of certain sales incentives, including discounts, coupons, and free products. In April 2001, the EITF reached a consensus on Issue No. 00-25 "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services" and delayed the implementation date of Issue No. 00-14 to coincide with the effective date of Issue No. 00-25. Under these Issues, the EITF concluded that certain consumer and trade sales promotion expenses, such as coupon redemption costs, cooperative advertising programs, new product introduction fees, feature price discounts and in-store display incentives, should be classified as a reduction of sales rather than as marketing expenses. This accounting guidance is required to be adopted by the company in the third quarter fiscal 2002. Earlier adoption is permitted.

         The company has historically classified certain costs covered by the provisions of Issues No. 00-14 and 00-25 as promotional expenses within Marketing and selling expense. The company is continuing to evaluate the impact of the new accounting guidance and expects that certain costs historically recorded as Marketing and selling expenses will be reclassified as a reduction of sales. Based on historical information, annual net sales as currently reported could be reduced by approximately 13% to 14%. Prior period amounts will be restated upon adoption. As reclassifications, these changes will not affect the company's financial position or earnings.

(i)      Subsequent Events
         On May 4, 2001 the company completed the previously announced purchase of the European culinary brands business, comprised of several soup and sauce businesses, from Unilever, PLC/Unilever N.V. The businesses have combined annual sales of approximately $400 with more than half in instant soups and bouillon. The acquisition will enable the company to achieve soup share leadership in six core European markets. The purchase price was one billion euros or approximately $900. The acquisition was funded with cash and short term borrowings. The acquisition will be accounted for under the purchase method.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                       CAMPBELL SOUP COMPANY CONSOLIDATED


RESULTS OF CONTINUING OPERATIONS


OVERVIEW

The company reported net earnings of $122 million for the third quarter ended April 29, 2001 compared to $139 million in the comparable quarter a year ago. Diluted earnings per share of $.30 declined 6% from the same period last year. Net sales increased 3% to $1.44 billion but were up 5% after factoring out the unfavorable impact of currency exchange rates. The increase in sales was primarily driven by an increase in U.S. soup shipments. The decline in earnings was due to an increase in marketing, interest and other corporate expenses, partially offset by the profit impact of the reported sales growth.

For the nine months ended April 29, 2001, net earnings declined to $597 million from $655 million due to increased marketing investments. Net sales increased 2% versus the prior year, 4% excluding currency.

THIRD QUARTER

SALES

Sales in the quarter increased 3% from last year. The change in sales was due to a 5% increase in volume and mix, offset by a 2% decline due to currency.

An analysis of net sales by segment follows:

               (MILLIONS)                   2001                        2000                    % CHANGE
               ----------                   ----                        ----                    --------

Soup and Sauces                          $   955                     $   927                          3%
Biscuits and Confectionery                   363                         347                          5%
Away From Home                               135                         132                          2%
---------------------------------------------------------------------------------------------------------
   Subtotal                                1,453                       1,406                          3%
Other                                          1                           5
Intersegment                                 (15)                        (17)
---------------------------------------------------------------------------------------------------------
                                         $ 1,439                     $ 1,394                          3%
========================================================================================================

Sales in Soup and Sauces increased 5% before currency, 3% as reported, primarily due to a worldwide wet soup volume increase of 8%. U.S. wet soup shipments increased 7% over the prior period. Consumer purchases of U.S. wet soup increased 12% versus a weak prior year quarter. The growth in U.S. soup was led by ready to serve varieties, including Chunky, Campbell's Select and new Campbell's Ready to Serve classics. The introduction of easy-open tops on all ready to serve varieties contributed to this growth.

International wet soup volume increased 9% primarily due to improved performance in Europe, Canada and Australia. In Europe, results were driven by the launch of Homepride soup in aseptic bottles in the UK, the first full season of Erasco soup in a pouch in Germany and the rollout of Liebig soup in an aseptic carton in Belgium. In Canada strong consumer programs, particularly advertising, drove double-digit growth. Australia had double-digit volume growth driven by new ready to serve products.

U.S. sauces and prepared foods reported relatively flat sales as compared to the prior year although consumer purchases of Pace and Franco-American increased due to new advertising. Total beverage volume remained relatively flat as compared to last year, while consumer purchases increased.

Biscuits and Confectionery reported a sales increase of 5% due to an 8% increase from volume and mix, 1% from price, offset by 4% decline due to currency led by the depreciation of the Australian dollar. Godiva Chocolatier delivered double-digit sales growth. Arnotts delivered sales growth from most core brands. Pepperidge Farm reported sales growth across the portfolio driven by the performance of new products such as Giant Goldfish and Farmhouse breads.

Away From Home reported a sales increase of 2% versus the comparable quarter a year ago due to volume and price. The growth was driven by the expanded distribution of soup, partially offset by declines in other less profitable categories.

The decline in Other is due to the divestiture of MacFarms in April 2000.

GROSS MARGIN

Gross margin, defined as net sales less cost of products sold, increased $42 million in the quarter. As a percent of sales, gross margin was 53.6% compared to 52.4% last year. The improvement in margin percentage was principally due to stronger unit volume in the U.S. and cost productivity programs.

MARKETING AND SELLING EXPENSES

Marketing and selling expenses as a percent of sales increased to 29.3% from 27.9% in the prior year. The increase is primarily due to higher planned marketing investments in U.S. soup and the Biscuit and Confectionery portfolio.

ADMINISTRATIVE EXPENSES

Administrative expenses were relatively flat at approximately 5% of sales.

OTHER EXPENSES

Other expenses increased as compared to last year primarily due to higher incentive compensation costs.

OPERATING EARNINGS

Segment operating earnings increased 1% versus the prior year.

An analysis of operating earnings by segment follows:

               (MILLIONS)                   2001                         2000                   % CHANGE
               ----------                   ----                         ----                   --------

Soup and Sauces                            $ 202                        $ 204                     (1)%
Biscuits and Confectionery                    46                           42                      10%
Away From Home                                13                           13                       -
---------------------------------------------------------------------------------------------------------
    Subtotal                                 261                          259                       1%
Other                                          -                           (1)
---------------------------------------------------------------------------------------------------------
                                             261                          258                       1%
Corporate                                    (24)                         (14)
---------------------------------------------------------------------------------------------------------
                                           $ 237                        $ 244                     (3)%
=========================================================================================================

Earnings from Soup and Sauces, essentially flat before the impact of currency, decreased 1%, primarily due to higher sales offset by increased marketing investments in U.S. soup.

Earnings from Biscuits and Confectionery increased 14% before currency, 10% as reported, to $46 million. The increase was due to sales volume gains across the portfolio, improved mix and cost productivity.

Away From Home earnings were essentially flat with the prior year at $13 million.

NON-OPERATING ITEMS

Net interest expense increased $8 million to $52 million due to higher rates and higher average debt levels versus the prior year.

The effective tax rate was 34.1% compared to 30.5% last year. The prior year tax rate was impacted by an expected full year lower effective rate on foreign earnings, driven by a reduction in the Australian statutory rate. The effective rate for the nine month period was 34.2% compared to 33.7% for the prior year.

NINE MONTHS

SALES

Sales for the nine months increased 2% to $5.17 billion from $5.08 billion last year. The change in sales was due to a 4% increase from volume and mix, 1% increase from price, offset by a 1% decline from divestitures and a 2% decline from currency.

An analysis of net sales by segment follows:

               (MILLIONS)                   2001           2000        % CHANGE
               ----------                   ----           ----        --------
Soup and Sauces                         $  3,612        $ 3,552              2%
Biscuits and Confectionery                 1,193          1,140              5%
Away From Home                               416            410              1%
--------------------------------------------------------------------------------
    Subtotal                               5,221          5,102              2%
Other                                          4             27
Intersegment                                 (51)           (51)
--------------------------------------------------------------------------------
                                        $  5,174        $ 5,078              2%
================================================================================


The 2% sales increase reported by Soup and Sauces was due to a 4% increase in volume, offset by a 2% decline due to currency. Worldwide wet soup volume increased 5% behind 5% growth in U.S. soup shipments. The U.S. performance was led by Chunky, the new Campbell's Ready to Serve classic soups, and Chicken Noodle and Tomato soups. International wet soup volume increased 4%, primarily due to growth in Canada, Belgium, Germany, the United Kingdom, and Latin America. Beyond soup, Prego pasta sauces reported sales gains in a highly competitive category. Total beverage sales were essentially flat with prior year. Sales of prepared foods, including Franco-American, declined from the prior year.

Biscuits and Confectionery sales increased 5% due to a 9% increase from volume and mix, 1% increase from prices offset by a 5% decline from currency, primarily the Australian dollar. This performance was driven by double-digit sales growth in Godiva Chocolatier and volume gains in the Pepperidge Farm and Arnotts portfolios.

Away From Home reported a sales increase of 1% due to growth in frozen soups offset by reduced sales in low margin products.

The decline in Other is due to the divestiture of MacFarms in April 2000.

GROSS MARGIN

Gross margin, defined as net sales less cost of products sold, increased $81 million year-to-date. As a percent of sales, gross margin was 54.9% compared to 54.3% last year. The improvement in margin percentage was principally due to product mix paced by stronger volume in the U.S. and cost savings programs. The margin improvements were partially offset by the costs of quality improvements, including the addition of 20% more chicken in Chicken Noodle soup and easy-open `pop-top' lids on U.S. ready to serve soups.

MARKETING AND SELLING EXPENSE

Marketing and selling expenses as a percent of sales increased to 27.1% from 25.2% last year. The increase is due to higher marketing investments, particularly consumer advertising in U.S. soup, beverages, and the Biscuits and Confectionery portfolio.

ADMINISTRATIVE EXPENSES

Administrative expenses were relatively flat as a percent of sales compared to last year.

OTHER EXPENSES

Other expenses increased as compared to last year primarily due to increases in incentive compensation costs.

OPERATING EARNINGS

Segment operating earnings decreased 4% versus the prior year. An analysis of operating earnings by segment follows:

               (MILLIONS)                    2001                         2000                    % CHANGE
               ----------                    ----                         ----                    --------

Soup and Sauces                           $   909                       $  968                      (6)%
Biscuits and Confectionery                    185                          178                        4%
Away From Home                                 47                           44                        7%
-----------------------------------------------------------------------------------------------------------
  Subtotal                                  1,141                        1,190                      (4)%
Other                                           1                            -
-----------------------------------------------------------------------------------------------------------
                                            1,142                        1,190                      (4)%
Corporate                                     (82)                         (62)
-----------------------------------------------------------------------------------------------------------
                                          $ 1,060                       $1,128                      (6)%
-----------------------------------------------------------------------------------------------------------

The decrease in earnings from Soup and Sauces is primarily due to increased marketing investments, primarily in U.S. soup and beverages.

Biscuits and Confectionery earnings increased 8% before currency due to the increase in sales across the portfolio, offset by increased marketing investments in Pepperidge Farm. Reported earnings increased only 4% due to the devaluation of the Australian dollar.

Earnings from Away From Home increased due principally to favorable product mix and improved cost productivity.

Corporate expenses increased due principally to higher incentive compensation expenses.

NON-OPERATING ITEMS

Net interest expense increased to $153 million from $140 million in the prior year due to higher average debt levels and higher interest rates during the period.

The effective tax rate was 34.2% compared to 33.7% last year. The prior year rate was favorably impacted by a lower effective rate on foreign earnings.

LIQUIDITY AND CAPITAL RESOURCES

The company generated cash from operations of $934 million compared to $943 million last year. The $9 million decline was due to lower earnings resulting from increased marketing investments, offset by significant improvements in working capital, particularly reductions in inventory. Year to date free cash flow was $831 million, an increase of $8 million from the prior year, with lower earnings more than offset by working capital reductions.

Capital expenditures were $103 million, a decrease from $120 million last year. The company continues to manage its capital outlays tightly and expects total expenditures to approximate $200 million in fiscal 2001, in line with fiscal 2000.

In the first nine months, the company repurchased approximately 14 million shares versus 10 million last year. On November 15, 2000, the company announced that it would suspend its strategic share repurchase program and purchase 11 million shares under existing forward stock purchase contracts. On December 12, 2000, the company purchased 11 million shares under the contracts for approximately $521 million. The purchase was funded with a three-year floating-rate loan. See also note (f) of the Notes to Financial Statements.

On February 15, 2001, the company issued $500 million 6.75% notes due in 2011. The company also entered into ten-year interest rate swap contracts with a notional value of $250 million. On March 23, 2001 the company filed a shelf registration statement that will permit the issuance of $1.1 billion of long-term debt. The shelf registration statement became effective on June 1, 2001.

On April 12, 2001, the Company entered into a 364-day credit facility agreement in the amount of $500 million. This facility was used to support short-term borrowings made to fund the acquisition of certain European businesses of Unilever on May 4, 2001. The credit facility was unused at April 29, 2001.

RECENT DEVELOPMENTS

In September 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", that such costs cannot be reported as a reduction of revenue. The company currently classifies certain shipping and handling costs as a reduction of sales. Upon adoption, the company will reclassify shipping and handling costs from a reduction of sales to cost of products sold which will result in an increase in annual sales of approximately 3%. This accounting guidance is effective for the company in the fourth quarter fiscal 2001. Prior period amounts will be restated upon adoption. As reclassifications, these changes will not affect the company's financial position or earnings.

The EITF has recently addressed several topics related to the classification and recognition of certain promotional expenses. In May 2000, the EITF issued a consensus on Issue No. 00-14 "Accounting for Certain Sales Incentives". This Issue addresses the recognition, measurement and income statement classification of certain sales incentives, including discounts, coupons, and free products. In April 2001, the EITF reached a consensus on Issue No. 00-25 "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services" and delayed the implementation date of Issue No. 00-14 to coincide with the effective date of Issue No. 00-25. Under these Issues, the EITF concluded that certain consumer and trade sales promotion expenses, such as coupon redemption costs, cooperative advertising programs, new product introduction fees, feature price discounts and in-store display incentives, should be classified as a reduction of sales rather than as marketing expenses. This accounting guidance is required to be adopted by the company in the third quarter fiscal 2002. Earlier adoption is permitted.

The company has historically classified certain costs covered by the provisions of Issues No. 00-14 and 00-25 as promotional expenses within Marketing and selling expense. The company is continuing to evaluate the impact of the new accounting guidance and expects that certain costs historically recorded as Marketing and selling expenses will be reclassified as a reduction of sales. Based on historical information, annual net sales as currently reported could be reduced by approximately 13% to 14%. Prior period amounts will be restated upon adoption. As reclassifications, these changes will not affect the company's financial position or earnings.

On May 16, 2001, the company issued a press release announcing results for the third quarter fiscal 2001 and commented on the outlook for earnings per share for the full year. In that release, the company said the following:

         - The company expects earnings per share to be between $1.60 to $1.64, before the impact of the acquisition of the European culinary brands business and the Arnott's manufacturing reconfiguration.

         - Although detailed plans are not yet finalized, the company expects to incur up to $20 million in pre-tax costs, or approximately $.03 per share, in the fourth quarter in connection with the Arnott's manufacturing reconfiguration.

         - The company also expects a $.02 to $.03 per share dilutive impact in the fourth quarter as a result of transition costs and integration costs associated with the European acquisition.

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

         - the company's ability to complete the successful post-acquisition integration of acquired businesses into its existing operations;

         - the company's ability to achieve its cost savings objectives including the projected outcome of supply chain management programs;

         - the difficulty of predicting the pattern of inventory movements by the company's trade customers; and

         - the impact of unforeseen economic and political changes in international markets where the company competes, such as currency exchange rates, inflation rates, recession, foreign ownership restrictions and other external factors over which the company has no control.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a.     Exhibits

         None.

  b.      Reports on Form 8-K

          The company filed a report on Form 8-K on January 31, 2001 announcing an agreement to acquire several soup and sauce businesses in Europe for approximately 1 billion euros and revised earnings estimates for the second quarter ended January 28, 2001.

          The company filed a report on Form 8-K on February 15, 2001 pertaining to the outlook for earnings per share for the third quarter of fiscal 2001 and for the full year.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CAMPBELL SOUP COMPANY



Date:      June 13, 2001                By:        /s/  Robert A. Schiffner
                                                   --------------------------

                                                   Robert A. Schiffner
                                                   Senior Vice President and
                                                   Chief Financial Officer


                                        By:        /s/ Ellen Oran Kaden
                                                   --------------------------

                                                   Ellen Oran Kaden
                                                   Senior Vice President -
                                                   Law and Government Affairs

                                INDEX TO EXHIBITS


           None.