Form 10-K405
period 2001-07-29
CAMPBELL SOUP CO
filed 2001-10-10
CIK 16732

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
___________________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 29, 2001	Commission File Number 1-3822

New Jersey State of Incorporation	21-0419870 I.R.S. Employer Identification No.

Campbell Place
Camden, New Jersey 08103-1799
Principal Executive Offices

Telephone Number: (856) 342-4800
___________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Capital Stock, par value $.0375	New York Stock Exchange Philadelphia Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
___________________________________________

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     No       .

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

         As of September 18, 2001, the aggregate market value of capital stock held by non-affiliates of the Registrant was $6,533,913,364. There were 409,520,604 shares of capital stock outstanding as of September 18, 2001.

         Portions of the Annual Report to Shareowners for the fiscal year ended July 29, 2001 are incorporated by reference into Parts I and II. Portions of the Notice of Annual Meeting and Proxy Statement dated October 10, 2001, for the Annual Meeting of Shareowners to be held on November 16, 2001, are incorporated by reference into Part III.

PART I

Item 1. Business

The Company

Campbell Soup Company (“Campbell” or the “company”), together with its consolidated subsidiaries, is a global manufacturer and marketer of high quality, branded convenience food products. Campbell was incorporated as a business corporation under the laws of New Jersey on November 23, 1922; however, through predecessor organizations, it traces its heritage in the food business back to 1869.

The company operates in three business segments: Soup and Sauces, Biscuits and Confectionery, and Away From Home. The Soup and Sauces segment includes the worldwide soup businesses that are comprised of, among others, Campbell’s soups worldwide, Erasco soups in Germany, Liebig soups in France, the European dry soup and sauce business under the Batchelors, Oxo, Lesieur, Royco, Liebig, Heisse Tasse, Blå Band and McDonnells brands, Prego spaghetti sauce, Franco-American pastas and gravies, Pace Mexican sauces, Swanson broths and canned poultry, Homepride sauces in the United Kingdom and the V8 and V8 Splash beverage businesses. The Biscuits and Confectionery segment includes the Pepperidge Farm cookies and crackers business, the Godiva Chocolatier business and Arnotts biscuit business. The Away From Home segment represents products, including Campbell’s soups, Pace picante sauce and Campbell’s Specialty Kitchens entrees, which are distributed to the food service and home meal replacement markets.

On July 27, 2001, the company announced that its board of directors approved a series of investment initiatives aimed at strengthening the company’s position in the soup, sauces, beverages and indulgent snack categories, both in the United States and internationally. A majority of this investment is intended to go to the company’s U.S. soup business and to focus on improved product quality, increased marketing and accelerated innovation.

Specific elements of this investment plan include:

•	the anticipated increase in total marketing investment by 15%, or approximately $200 million, to fund new product launches and increased advertising and consumer promotion;

•	the projected spending of approximately $300 million on capital improvements in fiscal 2002, an increase in capital improvement spending of approximately $100 million from fiscal 2001; and

•	the anticipated increase in investments related to research and development, product and packaging innovation and overall organizational capabilities.

The company also plans to reduce its dividend by approximately 30%, from $0.90 to $0.63 per share. The company’s new dividend payout ratio will be approximately 50%.

The company’s new soup investment plan includes:

•	significant quality upgrades for the company’s eating and cooking soup varieties;

•	the phase-in of easy-open lids across the entire condensed soup line;

•	new “Pop ‘N Pour” lids for Swanson broths;

•	increased advertising spending focused on the company’s condensed soups, Campbell’s Chunky and Campbell’s Select brands ready-to-serve soups; and

•	targeted innovation, including testing of a new line of sipping soups for away from home consumption.

Beyond soup, the company’s additional strategic priorities include:

•	integrating and leveraging the recently acquired culinary food brands in Europe;

•	increasing investment in the company’s indulgent snack brands—Pepperidge Farm, Godiva and Arnott’s—to help them sustain their competitive presence through innovation and new product activity;

•	increasing investment in sauce brands, including Prego and Pace in the United States and Homepride in the United Kingdom;

•	restoring support to the V8 brand in the United States while developing new growth platforms for the V8 brand; and

•	leveraging the company’s global scale, including people, knowledge and capabilities.

See also “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the company’s Consolidated Financial Statements (and the Notes thereto) at pages 31 to 53 of the company’s 2001 Annual Report to Shareowners for the fiscal year ended July 29, 2001 (“2001 Annual Report”), which is incorporated herein by reference.

Ingredients

The ingredients required for the manufacture of the company’s food products are purchased from various suppliers. The company does not anticipate any material restrictions on availability or shortages of ingredients that would have a significant impact on the company’s businesses.

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

Customers

In the United States, sales solicitation activities are conducted by the company’s own sales force and through broker and distributor arrangements. The company’s products are generally resold to consumers in retail stores, restaurants and other food service establishments. No material part of the business is dependent upon a single customer. Shipments are made promptly by the company after receipt and acceptance of orders.

Trademarks And Technology

Trademarks are considered to be of material importance to the company’s business. Principal trademarks include Campbell’s, Erasco, Liebig, Pepperidge Farm, V8, V8 Splash, Pace, Prego, Swanson, Franco-American, Homepride, Arnott’s, Godiva, Batchelors, Devos Lemmens, Oxo, Lesieur, Royco, Heisse Tasse, Blå Band, and McDonnells. These trademarks are of significant importance to the company and its subsidiaries within their markets. The company’s rights in these trademarks endure for as long as they are used or registered, except with respect to Lesieur, which the company has licensed through at least 2014.

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

Working Capital

For information relating to the company’s cash and other working capital items, see pages 31 through 37 of the company’s 2001 Annual Report in the section entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition”, which are incorporated herein by reference.

Research And Development

During the last three fiscal years, the company’s expenditures on research activities relating to new products and the improvement of existing products were approximately $63 million in 2001, $64 million in 2000 and $66 million in 1999.

Employees

At July 29, 2001, there were approximately 24,000 persons employed full-time by the company.

Financial Information

For information with respect to revenue, operating profitability and identifiable assets attributable to the company’s business segments and geographic areas, see pages 43 to 44 of the 2001 Annual Report in the section of the Notes to Consolidated Financial Statements entitled “Business and Geographic Segment Information”, which are incorporated herein by reference.

Forward-Looking Statements

From time to time, the company makes oral and written statements which reflect the company’s current expectations regarding future results of operations, economic performance, financial condition and achievements of the company. The company tries, wherever possible, to identify these forward looking statements by using words such as “anticipate”, “believe”, “estimate”, “expect” and similar expressions. These statements reflect the company’s current plans and expectations and are based on information currently available to it. They rely on a number of assumptions and estimates which could be inaccurate and which are subject to risks and uncertainties.

Campbell wishes to caution the reader that the following important factors and those important factors described in other Securities and Exchange Commission filings of the company, or in the company’s 2001 Annual Report, could affect the company’s actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, the company:

•	the impact of strong competitive response to the company’s efforts to leverage its brand power with product innovation, promotional programs and new advertising;

•	the inherent risks in the marketplace associated with trade and consumer acceptance of product improvements and new product introductions;

•	the company’s ability to achieve sales and earnings forecasts, which are based on assumptions about sales volume and product mix;

•	the company’s ability to achieve its cost savings objectives, including the projected outcome of supply chain management programs;

•	the difficulty of predicting the pattern of inventory movements by the company’s trade customers;

•	the impact of unforeseen economic changes in currency exchange rates, interest rates, equity markets, inflation rates, recession and other external factors over which the company has no control; and

•	the impact of unforeseen business disruptions in one or more of the company’s markets due to political instability, civil disobedience, armed hostilities or other calamities.

This discussion of uncertainties is by no means exhaustive but is designed to highlight important factors that may impact the company’s outlook. The company disclaims any obligation or intent to update any forward-looking statements made by the company in order to reflect events or circumstances after the date they are made.

Item 2. Properties

The company’s principal executive offices and main research facilities are company-owned and located in Camden, New Jersey. The following table sets forth the company’s principal manufacturing facilities:

Principal Manufacturing Facilities

Inside the U.S.				Outside the U.S.
California		Ohio		Australia		Germany
•	Dixon	•	Napoleon	•	Burwood	•	Luebeck
•	Sacramento	•	Wauseon	•	Huntingwood	•	Gerwisch
•	Stockton	•	Willard	•	Marleston	Indonesia
Connecticut		Pennsylvania		•	Shepparton	•	Jawa Barat
•	Norwalk	•	Denver	•	Virginia	Ireland
Florida		•	Downingtown	Belgium		•	Drogheda
•	Lakeland	•	Reading	•	Puurs	Malaysia
Illinois		South Carolina		Canada		•	Selangor Darul Ehsan
•	Downers Grove	•	Aiken	•	Listowel	Mexico
Michigan		Texas		•	Toronto	•	Villagran
•	Marshall	•	Paris	United Kingdom		•	Guasave
New Jersey		Utah		•	Ashford	Netherlands
•	South Plainfield	•	Richmond	•	King's Lynn	•	Utrecht
North Carolina		Washington		•	Worksop	Papua New Guinea
•	Maxton	•	Woodinville	France		•	Gordons
		Wisconsin		•	LePontet	•	Malahang Lae
		•	Milwaukee	•	Dunkirk	Sweden
						•	Kristianstadt

Each of the foregoing manufacturing facilities is company-owned, except that the Utrecht, Netherlands facility and portions of the Ashford, United Kingdom facility are subject to long-term leases. The company also operates retail confectionery shops in the United States, Canada, Europe and Asia; retail bakery thrift stores in the United States; and other plants, facilities and offices at various locations in the United States and abroad.

Management believes that the company’s manufacturing and processing plants are well maintained and are generally adequate to support the current operations of the businesses.

Item 3. Legal Proceedings

In management’s opinion, there are no pending claims or litigation, the outcome of which would have a material effect on the consolidated results of operations, financial position or cash flows of the company.

As previously reported, ten purported class action lawsuits were commenced against Campbell Soup Company and certain of its officers in the United States District Court for the District of New Jersey.

The lawsuits were subsequently consolidated, and an amended consolidated complaint was filed alleging, among other things, that Campbell and certain of its officers misrepresented the company’s financial condition between September 8, 1997 and January 8, 1999, by failing to disclose alleged shipping and revenue recognition practices in connection with the sale of certain company products at the end of the company’s fiscal quarters in violation of Section 10 (b) and 20 (a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The actions seek compensation and other damages, and costs and expenses associated with the litigation. Campbell believes the action is without merit and intends to defend the case vigorously.

As also previously reported, the United States Environmental Protection Agency (the “EPA”) sent Campbell Soup Company a special notice letter dated September 28, 2000 relating to the Puente Valley Operable Unit of the San Gabriel Valley Superfund Sites, Los Angeles County, California (the “Superfund Site”) for property located at 125 N. Orange Avenue, Industry, California, advising that the EPA considers Campbell to be a potentially responsible party due to the alleged release or threatened release of hazardous substances, and therefore, potentially responsible for the costs incurred in connection with contamination at the Superfund Site. Although the impact of this proceeding cannot be predicted at this time due to the large number of other potentially responsible parties and the uncertainty involved in estimating the cost of remediation, the ultimate disposition is not expected to have a material effect on the consolidated results of operations, financial position, or cash flows of the company.

Item 4. Submission Of Matters To A Vote Of Security Holders

         None.

Executive Officers Of The Company

The following list of executive officers as of September 18, 2001, is included as an item in Part III of this Form 10-K:

			Date First
			Elected
Name	Present Title	Age	Officer

Douglas R. Conant	President and Chief Executive Officer	50	2001

Andrew K. Hughson	Senior Vice President President – North American Soup	46	1996

M. Carl Johnson, III	Senior Vice President and Chief Strategy Officer– Strategic Planning	53	2001

Ellen Oran Kaden	Senior Vice President – Law and Government Affairs	49	1998

			Date First
			Elected
Name	Present Title	Age	Officer

Larry S. McWilliams	Senior Vice President Chief Customer Officer	45	2001

D. Eric Pogue	Senior Vice President – Human Resources	52	2001

Robert A. Schiffner	Senior Vice President and Chief Financial Officer	51	2001

Doreen A. Wright	Senior Vice President and Chief Information Officer	44	2001

David L. Albright	Vice President President – Pepperidge Farm	54	1992

Jerry S. Buckley	Vice President – Public Affairs	46	1997

James A. Goldman	Vice President President – North American Beverages and Sauces	43	2001

Pierre Laubies	Vice President President – Campbell Europe	45	2000

Gerald S. Lord	Vice President – Controller	54	1993

R. David C. Macnair	Vice President – Global Research and Development	47	1998

Patrick O’Malley	Vice President – Global Supply Chain	52	2001

The company has employed each of the above-named officers in an executive or managerial capacity for at least five years, except Douglas R. Conant, M. Carl Johnson, III, Ellen Oran Kaden, Larry S. McWilliams, D. Eric Pogue, Robert A. Schiffner, Doreen A. Wright, James A. Goldman, Pierre Laubies and Patrick O’Malley. Douglas R. Conant served as President of Nabisco Foods Company (1995 – 2001) prior to joining Campbell in 2001. M. Carl Johnson, III served as Executive Vice President and President, New Meals Division, Kraft Foods, N.A. (1997 – 2001), Executive Vice President and General Manager, Meals Division, Kraft Foods, N.A. (1995 – 1997) and Member of Kraft Foods Operating Committee (1995 – 2001) prior to joining Campbell in 2001. Ellen Oran Kaden served as Executive Vice President, General Counsel and Secretary (1994 – 1998) of CBS Inc. prior to joining Campbell in 1998. Larry S. McWilliams served as Senior Vice President and General Manager, U.S. Business (1998 – 2001) and Senior Vice President, Sales (1995 – 1998) of The Minute Maid Company

prior to joining Campbell in 2001. D. Eric Pogue served as an adjunct faculty member of the American Management Association and an independent human resource consultant (2000 – 2001), Senior Vice President – Human Resources, Revlon Worldwide (1998 – 2000), Vice President – Human Resources, Revlon U.S., Revlon, Inc. and Vice President – Human Resources and Business Services (1994 – 1997) of Marvel Entertainment Group prior to joining Campbell in 2001. Robert A. Schiffner served as Senior Vice President and Treasurer, Nabisco Holdings Corp. (1998 – 2001) and Senior Vice President and Controller, Nabisco Holdings Corp. (1995 – 1997) of Nabisco, Inc. prior to joining Campbell in 2001. Doreen A. Wright served as Executive Vice President and Chief Information Officer of Nabisco, Inc. (1999 – 2001) and Senior Vice President – Operations and Systems, Prudential Investments (1995 – 1998) prior to joining Campbell in 2001. James A. Goldman served as President – Lifesavers Candy Company (1998 – 2001) and President – Nabisco Margarine Company (1996 – 1998) of Nabisco, Inc. prior to joining Campbell in 2001. Pierre Laubies served as Regional President, CIS Middle East and Africa (1998 – 1999) and President, Mars CIS (1995 – 1998) prior to joining Campbell in 2000. Patrick O’Malley served as Senior Vice President, Operations (1998 – 2001), Vice President, Procurement USFG (1997 – 1998), and Senior Director, Operations, Planters (1996 – 1998) of Nabisco, Inc. (1998 – 2001) prior to joining Campbell in 2001.

There is no family relationship among any of the company’s executive officers or between any such officer and any director of Campbell. Executive officers of Campbell are elected at the November 2001 meeting of the Board of Directors.

PART II

Item 5. Market For Registrant’s Common Stock And Related Shareowner Matters

Campbell’s capital stock is listed and principally traded on the New York Stock Exchange. Campbell’s capital stock is also listed and traded on the Philadelphia Stock Exchange, the International Stock Exchange of the United Kingdom and the Republic of Ireland Limited and the Swiss Exchange. On September 18, 2001, there were 35,201 holders of record of Campbell’s capital stock. The market price and dividend information with respect to Campbell’s capital stock are set forth on page 52 of the 2001 Annual Report in the section of the Notes to Consolidated Financial Statements entitled “Quarterly Data (unaudited)”, which is incorporated herein by reference. Future dividends will be dependent upon future earnings, financial requirements and other factors. Additional information regarding the company’s payment of dividends is set forth in Part I of this report on page 2 under the heading “The Company.”

Item 6. Selected Financial Data

The information presented on page 54 of the 2001 Annual Report in the section entitled “Five-Year Review — Consolidated” is incorporated herein by reference. Such information should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the company included in Item 8 of this Report.

Item 7. Management’s Discussion And Analysis Of Results Of Operations And Financial Condition

The information presented on pages 31 through 37 of the 2001 Annual Report in the section entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition” is incorporated herein by reference.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

The information presented on pages 34 through 36 of the 2001 Annual Report in the section entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Market Risk Sensitivity” is incorporated herein by reference.

Item 8. Financial Statements

The information presented on pages 38 through 53 of the 2001 Annual Report is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 1, 5, 6, 7, and 7A, the 2001 Annual Report is not deemed to be filed as part of this Form 10-K.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

         None.

PART III

Item 10. Directors And Executive Officers Of The Registrant

The sections entitled “Election of Directors” and “Directors and Executive Officers Stock Ownership Reports” set forth on pages 1 through 4 and page 30 of Campbell’s Notice of Annual Meeting and Proxy Statement dated October 10, 2001 (the “2001 Proxy Statement”) are incorporated herein by reference.

Certain of the information required by this Item relating to the executive officers of Campbell is set forth in Part I of this Report on pages 7 through 9 under the heading “Executive Officers of the Company.”

Item 11. Executive Compensation

The information presented on pages 15 through 24 of the 2001 Proxy Statement in the section entitled “Compensation of Executive Officers” and on page 8 of the 2001 Proxy Statement in the section entitled “Director Compensation” is incorporated herein by reference.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

The information presented on pages 5 through 7 of the 2001 Proxy Statement in the sections entitled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” is incorporated herein by reference.

Item 13. Certain Relationships And Related Transactions

The information presented on page 11 of the 2001 Proxy Statement in the section entitled “Certain Relationships and Related Transactions” is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules And Reports On Form 8-K

         (a)  The following documents are filed as part of this report:

1.	Financial Statements

•	Consolidated Statements of Earnings for 2001, 2000 and 1999

•	Consolidated Balance Sheets as of July 29, 2001 and July 30, 2000

•	Consolidated Statements of Cash Flows for 2001, 2000 and 1999

•	Consolidated Statements of Shareowners’ Equity for 2001, 2000 and 1999

•	Notes to Consolidated Financial Statements

•	Report of Independent Accountants

•	The foregoing Financial Statements are incorporated into Part II, Item 8 of this Report by reference to pages 38 through 53 of the 2001 Annual Report.

2.	Financial Statement Schedules

None.

3.	Exhibits

2	Amended and Restated Business and Share Sale and Purchase Agreement dated January 29, 2001 among Unilever N.V., Unilever PLC and Campbell was filed with the Securities and Exchange Commission (“SEC”) with Campbell’s Form 8-K filed on May 14, 2001, and is incorporated herein by reference.

3(i)	Campbell’s Restated Certificate of Incorporation as amended through February 24, 1997, was filed with the SEC with Campbell’s Form 10-Q for the quarterly period ended January 26, 1997, and is incorporated herein by reference.

3(ii)	Campbell’s By-Laws, effective as of March 23, 2000, were filed with the SEC with Campbell’s Form 10-Q for the quarterly period ended April 30, 2000, and are incorporated herein by reference.

4	There is no instrument with respect to long-term debt of the company that involves indebtedness or securities authorized thereunder exceeding 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. The company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the company upon request of the SEC.

9	Major Stockholders’ Voting Trust Agreement dated June 2, 1990, as amended, was filed with the SEC by (i) Campbell as Exhibit 99.(C) to Campbell's Schedule 13E-4 filed on September 12, 1996, and (ii) with respect to certain subsequent amendments, the Trustees of the Major Stockholders' Voting Trust as Exhibit 99.G to Amendment No. 7 to their Schedule 13D dated March 3, 2000, and as Exhibit 99.M to Amendment No. 8 to their Schedule 13D dated January 26, 2001, and is incorporated herein by reference.

10(a)	Campbell Soup Company 1984 Long-Term Incentive Plan, as amended on March 30, 1998, was filed with the SEC with Campbell’s Form 10-K for the fiscal year ended August 2, 1998, and is incorporated herein by reference.

10(b)	Campbell Soup Company 1994 Long-Term Incentive Plan as amended on November 17, 2000, was filed with the SEC with Campbell’s 2000 Proxy Statement and is incorporated herein by reference.

10(c)	Campbell Soup Company Management Worldwide Incentive Plan, as amended on November 17, 2000, was filed with the SEC with Campbell’s 2000 Proxy Statement and is incorporated herein by reference.

10(d)	Campbell Soup Company Mid-Career Hire Pension Program, amended effective as of January 25, 2001.

10(e)	Deferred Compensation Plan, effective November 18, 1999, was filed with the SEC with Campbell’s Form 10-K for the fiscal year ended July 30, 2000.

10(f)	Severance Protection Agreement dated January 8, 2001, with Douglas R. Conant, President and Chief Executive Officer, was filed with the SEC with Campbell’s Form 10-Q for the fiscal quarter ended January 28, 2001, and is incorporated herein by reference. Agreements with fifteen (15) other executive officers are in all material respects the same as Mr. Conant’s agreement.

10(g)	Employment agreement between the company and Douglas R. Conant dated January 8, 2001, was filed with the SEC with Campbell’s Form 10-Q for the quarterly period ended January 28, 2001, and is incorporated herein by reference.

10(h)	Agreement between the company and F. Martin Thrasher dated May 16, 2001. Certain provisions with respect to Mr. Thrasher's non-compete obligations have been modified.

13	Pages 31 through 54 of Campbell’s 2001 Annual Report to Shareowners for the fiscal year ended July 29, 2001.

21	Subsidiaries (Direct and Indirect) of the company.

23	Consent of Independent Accountants.

24	Power of Attorney.

(b)	Reports on Form 8-K

The company filed a report on Form 8-K on May 14, 2001 pertaining to the company’s acquisition of several dry soup and sauce businesses in Europe for a purchase price of approximately one billion euros.

The company filed a report on Form 8-K on September 7, 2001 relating to its financial results for the fourth quarter and fiscal year ended July 29, 2001, and the outlook for earnings per share for the first quarter of fiscal 2002 and for the full fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Campbell has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 10, 2001

CAMPBELL SOUP COMPANY

	By:	/s/ Robert A. Schiffner

Robert A. Schiffner Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Campbell and in the capacity and on the date indicated.

Date: October 10, 2001

/s/ Robert A. Schiffner	/s/ Gerald S. Lord

Robert A. Schiffner Senior Vice President and Chief Financial Officer	Gerald S. Lord Vice President — Controller

George M. Sherman	Chairman and Director	}

Douglas R. Conant	President, Chief Executive Officer and Director	}

Alva A. App	Director	}

Edmund M. Carpenter	Director	}

Bennett Dorrance	Director	}

Thomas W. Field, Jr.	Director	}

Kent B. Foster	Director	}

Harvey Golub	Director	}

David K. P. Li	Director	}	By:	/s/ Ellen Oran Kaden

Philip E. Lippincott	Director	}		Ellen Oran Kaden Senior Vice President - Law and Government Affairs

Mary Alice D. Malone	Director	}

Charles H. Mott	Director	}

Charles R. Perrin	Director	}

Donald M. Stewart	Director	}

George Strawbridge, Jr.	Director	}

Charlotte C. Weber	Director	}

INDEX OF EXHIBITS

Document
2	Amended and Restated Business and Share Sale and Purchase Agreement dated January 29, 2001 among Unilever N.V., Unilever PLC and Campbell was filed with the Securities and Exchange Commission (“SEC”) with Campbell’s Form 8-K filed on May 14, 2001, and is incorporated herein by reference.

3 (i)	Campbell’s Restated Certificate of Incorporation as amended through February 24, 1997 was filed with the SEC with Campbell’s Form 10-Q for the quarterly period ended January 26, 1997, and is incorporated herein by reference.

3 (ii)	Campbell’s By-Laws, effective as of March 23, 2000, were filed with the SEC with Campbell’s Form 10-Q for the quarterly period ended April 30, 2000, and are incorporated herein by reference.

4	There is no instrument with respect to long-term debt of the company that involves indebtedness or securities authorized thereunder exceeding 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. The company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the company upon request of the SEC.

9	Major Stockholders’ Voting Trust Agreement dated June 2, 1990, as amended, was filed with the SEC by (i) Campbell as Exhibit 99.(C) to Campbell’s Schedule 13E-4 filed on September 12, 1996, and (ii) with respect to certain subsequent amendments, the Trustees of the Major Stockholders’ Voting Trust as Exhibit 99.G to Amendment No. 7 to their Schedule 13D dated March 3, 2000, and as Exhibit 99.M to Amendment No. 8 to their Schedule 13D dated January 26, 2001, and is incorporated herein by reference.

10 (a)	Campbell Soup Company 1984 Long-Term Incentive Plan, as amended on March 30, 1998, was filed with the SEC with Campbell’s Form 10-K for the fiscal year ended August 2, 1998, and is incorporated herein by reference.

10 (b)	Campbell Soup Company 1994 Long-Term Incentive Plan as amended on November 17, 2000, was filed with the SEC with Campbell’s 2000 Proxy Statement and is incorporated herein by reference.

10 (c)	Campbell Soup Company Management Worldwide Incentive Plan, as amended on November 17, 2000, was filed with the SEC with Campbell’s 2000 Proxy Statement and is incorporated herein by reference.

10 (d)	Campbell Soup Company Mid-Career Hire Pension Program, as amended effective as of January 25, 2001.

10 (e)	Deferred Compensation Plan, effective November 18, 1999, was filed with the SEC with Campbell’s Form 10-K for the fiscal year ended July 30, 2000.

10 (f)	Severance Protection Agreement dated January 8, 2001, with Douglas R. Conant, President and Chief Executive Officer, was filed with the SEC with Campbell’s Form 10-Q for the fiscal quarter ended January 28, 2001, and is incorporated herein by reference. Agreements with fifteen (15) other executive officers are in all material respects the same as Mr. Conant’s agreement.

10 (g)	Employment agreement between the company and Douglas R. Conant dated January 8, 2001, was filed with the SEC with Campbell’s Form 10-Q for the quarterly period ended January 28, 2001, and is incorporated herein by reference.

10 (h)	Agreement between the company and F. Martin Thrasher dated May 16, 2001. Certain provisions with respect to Mr. Thrasher's non-compete obligations have been modified.

13	Pages 31 through 54 of Campbell’s 2001 Annual Report to Shareowners for the fiscal year ended July 29, 2001.

21	Subsidiaries (Direct and Indirect) of Campbell.

23	Consent of Independent Accountants.

24	Power of Attorney.