Form 10-Q
period 2001-10-28
CAMPBELL SOUP CO
filed 2001-12-12
CIK 16732

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 28, 2001	Commission File Number 1-3822

New Jersey State of Incorporation	21-0419870 I.R.S. Employer Identification No.

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

Yes       No

There were 409,663,297 shares of Capital Stock outstanding as of December 5, 2001.

ITEM 1.

PART I. FINANCIAL INFORMATION

CAMPBELL SOUP COMPANY CONSOLIDATED

Statements of Earnings

(unaudited)
(millions, except per share amounts)

	Three Months Ended

	October	October
	28, 2001	29, 2000

Net sales	$1,729	$1,581

Costs and expenses

Cost of products sold	971	856

Marketing and selling expenses	278	233

Administrative expenses	113	86

Research and development expenses	18	14

Other expenses	35	29

Total costs and expenses	1,415	1,218

Earnings before interest and taxes	314	363

Interest, net	53	52

Earnings before taxes	261	311

Taxes on earnings	90	107

Net earnings	$171	$204

Per share — basic

Net earnings	$.42	$.48

Dividends	$.1575	$.225

Weighted average shares outstanding — basic	410	421

Per share — assuming dilution

Net earnings	$.42	$.47

Weighted average shares outstanding — assuming dilution	411	431

See Notes to Financial Statements

CAMPBELL SOUP COMPANY CONSOLIDATED

Balance Sheets

(unaudited)
(millions, except per share amounts)

	October	July
	28, 2001	29, 2001

Current assets

Cash and cash equivalents	$35	$24

Accounts receivable	697	442

Inventories	652	597

Other current assets	192	158

Total current assets	1,576	1,221

Plant assets, net of depreciation	1,603	1,637

Intangible assets, net of amortization	2,440	2,451

Other assets	625	618

Total assets	$6,244	$5,927

Current liabilities

Notes payable	$1,295	$1,806

Payable to suppliers and others	627	582

Accrued liabilities	580	450

Dividend payable	64	92

Accrued income taxes	254	190

Total current liabilities	2,820	3,120

Long-term debt	2,757	2,243

Nonpension postretirement benefits	333	336

Other liabilities, including deferred income taxes of $305 and $303	482	475

Total liabilities	6,392	6,174

Shareowners’ equity

Preferred stock; authorized 40 shares; none issued	—	—

Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20

Capital surplus	320	314

Earnings retained in the business	4,758	4,651

Capital stock in treasury, at cost	(4,908)	(4,908)

Accumulated other comprehensive loss	(338)	(324)

Total shareowners’ equity	(148)	(247)

Total liabilities and shareowners’ equity	$6,244	$5,927

See Notes to Financial Statements

CAMPBELL SOUP COMPANY CONSOLIDATED

Statements of Cash Flows

(unaudited)
(millions)

	Three Months Ended

	October	October
	28, 2001	29, 2000

Cash flows from operating activities:

Net earnings	$171	$204

Non-cash charges to net earnings

Depreciation and amortization	73	62

Deferred income taxes	2	(6)

Other, net	18	11

Changes in working capital

Accounts receivable	(256)	(180)

Inventories	(56)	(34)

Other current assets and liabilities	194	202

Net cash provided by operating activities	146	259

Cash flows from investing activities:

Purchases of plant assets	(24)	(24)

Sales of plant assets	—	1

Other, net	(1)	(2)

Net cash used in investing activities	(25)	(25)

Cash flows from financing activities:

Long-term borrowings	600	—

Short-term borrowings	211	520

Repayments of short-term borrowings	(820)	(628)

Dividends paid	(92)	(95)

Treasury stock purchases	—	(29)

Treasury stock issuances	1	1

Other, net	(5)	—

Net cash used in financing activities	(105)	(231)

Effect of exchange rate changes on cash	(5)	(5)

Net change in cash and cash equivalents	11	(2)
Cash and cash equivalents — beginning of period	24	27

Cash and cash equivalents — end of period	$35	$25

                                         See Notes to Financial Statements

CAMPBELL SOUP COMPANY CONSOLIDATED

Statements of Shareowners’ Equity

(unaudited)
(millions, except per share amounts)

	Capital stock
						Earnings	Accumulated
	Issued		In treasury			retained	other	Total
					Capital	in the	comprehensive	shareowners'
	Shares	Amount	Shares	Amount	surplus	business	loss	equity

Balance at July 30, 2000	542	$20	(121)	$(4,373)	$344	$4,373	$(227)	$137

Comprehensive income (loss)

Net earnings						204		204

Foreign currency translation adjustments							(92)	(92)

Dividends ($.225 per share)						(95)		(95)

Treasury stock purchased			(2)	(29)				(29)

Treasury stock issued under management incentive and stock option plans			—	(18)	21			3

Balance at October 29, 2000	542	$20	(123)	$(4,420)	$365	$4,482	$(319)	$128

Balance at July 29, 2001	542	$20	(133)	$(4,908)	$314	$4,651	$(324)	$(247)

Comprehensive income (loss)

Net earnings						171		171

Foreign currency translation adjustments							(9)	(9)

Fair value changes in hedge derivatives							(5)	(5)

Dividends ($.1575 per share)						(64)		(64)

Treasury stock purchased			—	—				—

Treasury stock issued under

management incentive and

stock option plans			—	—	6			6

Balance at October 28, 2001	542	$20	(133)	$(4,908)	$320	$4,758	$(338)	$(148)

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

Total comprehensive income comprises net earnings, net foreign currency translation adjustments, and net unrealized gains and losses on cash-flow hedges.

Total comprehensive income for the three months ended October 28, 2001 and October 29, 2000, was $157 and $112, respectively. The Accumulated other comprehensive loss, as reflected in the Statements of Shareowners’ Equity, primarily consists of the cumulative foreign currency translation adjustment and a loss of approximately $5 related to the fair value of various cash-flow hedges. See note (h) for a description of derivative activity. The fair value of cash-flow hedges was not material at October 29, 2000.

(c)	Earnings Per Share

For the periods presented in the Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution included the incremental effect of stock options. For the three months ended October 29, 2000, the weighted average shares outstanding assuming dilution also included the incremental effect of approximately nine million shares under forward stock purchase contracts, which were settled on December 12, 2000.

(d)	Recently Adopted Accounting Pronouncements

In the fourth quarter fiscal 2001, the company adopted the Emerging Issues Task Force (EITF) consensus on Issue No. 00-10 “Accounting for Shipping and Handling Fees and Costs.” In the first quarter fiscal 2002 ended October 28, 2001, the company adopted EITF Issue No. 00-14 “Accounting for Certain Sales Incentives” and Issue No. 00-25 “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” Under these Issues, the EITF concluded that certain consumer and trade sales promotion expenses, such as coupon redemption costs, cooperative advertising programs, new product introduction fees, feature price discounts and in-store display incentives, should be classified as a reduction of sales rather than as marketing expenses. The adoption of these issues resulted in the following reclassifications to the first quarter fiscal 2001 (period ended October 29, 2000) statement of earnings: Net sales were reduced by $197; Cost of products sold was increased by $49; and Marketing and selling expenses were reduced by $246. These reclassifications had no impact on net earnings.

(e)	Segment Information

Campbell Soup Company, together with its consolidated subsidiaries, is a global manufacturer and marketer of high quality, branded convenience food products. Through fiscal 2001, the company was organized and reported the results of operations in three business segments: Soup and Sauces, Biscuits and Confectionery, and Away From Home.

Beginning in fiscal 2002, the company changed its organizational structure such that operations are managed and reported in four segments: North America Soup and Away From Home, North America Sauces and Beverages, Biscuits and Confectionery, and International Soup and Sauces. Comparative periods have been restated to conform to the current year presentation.

The North America Soup and Away From Home segment is comprised of various Campbell’s brand soups, including condensed and ready-to-serve varieties, Swanson broths, the total business in Canada and the Away From Home operations. The Away From Home operations represent the distribution of products such as Campbell’s soups, Campbell’s specialty entrees, beverage products and other prepared foods through various food service channels. The North America Sauces and Beverages segment includes Prego pasta sauces, Pace Mexican sauces, Franco-American canned pastas and gravies, V8 vegetable juices, V8 Splash juice beverages, Campbell’s tomato juice and the total of all businesses in Mexico and other Latin American countries. The Biscuits and Confectionery segment includes Pepperidge Farm cookies, crackers, breads and frozen products in North America, Arnott’s biscuits and crackers in Australia and Asia/Pacific and Godiva chocolates worldwide. The International Soup and Sauces segment is comprised of operations outside of North America, including Erasco soups in Germany, Liebig soups in France, Campbell’s soups and Homepride sauces in the United Kingdom, Campbell’s soups in the Asia/Pacific region, and the European dry soup and sauce businesses under the Batchelors, Oxo, Lesieur, Royco, Heisse Tasse, Bla Band and McDonnells brands.

Accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those described in the summary of significant accounting policies disclosed in the company’s fiscal 2001 Annual Report on Form 10-K. The company evaluates segment performance before interest and taxes, excluding certain non-recurring charges. The North America Soup and Away From Home and North America Sauces and Beverages segments operate under an integrated supply chain organization, sharing substantially all manufacturing, warehouse, distribution and sales activities. Accordingly, assets have been allocated between the two segments based on various measures (i.e. budgeted production hours for fixed assets). Depreciation is allocated based on budgeted production hours.

Three Months Ended
October 28, 2001

		Earnings	Depreciation
		Before Interest	and	Capital	Segment
	Net Sales	and Taxes	Amortization	Expenditures	Assets

North America Soup and Away From Home	$806	$229	$16	$4	$1,481

North America Sauces and Beverages	313	59	13	3	1,228

Biscuits and Confectionery	379	34	25	11	1,281

International Soup and Sauces	231	23	13	5	1,590

Corporate and Eliminations[1]	—	(31)	6	1	664

Total	$1,729	$314	$73	$24	$6,244

Three Months Ended
October 29, 2000

		Earnings	Depreciation
		Before Interest	and	Capital	Segment
	Net Sales	and Taxes	Amortization	Expenditures	Assets

North America Soup and Away From Home	$774	$258	$16	$6	$1,449

North America Sauces and Beverages	299	72	13	4	1,243

Biscuits and Confectionery	367	45	20	10	1,325

International Soup and Sauces	141	14	6	2	563

Corporate and Eliminations[1]	—	(26)	7	2	654

Total	$1,581	$363	$62	$24	$5,234

[1]	Represents elimination of intersegment sales, unallocated corporate expenses and unallocated assets, including corporate offices, deferred income taxes and prepaid pension assets.

Historical information of the reporting segments, including reclassifications as described in note (d) is as follows:

Net Sales:

	Quarter Ended			Year to Date

	January	April	July	January	April	July	July
	28, 2001	29, 2001	29, 2001	28, 2001	29, 2001	29, 2001	30, 2000

North America Soup and Away From Home	$852	$512	$394	$1,626	$2,138	$2,532	$2,434

North America Sauces and Beverages	314	278	270	613	891	1,161	1,156

Biscuits and Confectionery	425	341	313	792	1,133	1,446	1,391

International Soup and Sauces	164	140	187	305	445	632	622

Other	—	—	—	—	—	—	23

Total	$1,755	$1,271	$1,164	$3,336	$4,607	$5,771	$5,626

Earnings Before Interest and Taxes:

	Quarter Ended			Year to Date

	January	April	July	January	April	July	July
	28, 2001	29, 2001	29, 2001	28, 2001	29, 2001	29, 2001	30, 2000

North America Soup and Away From Home	$294	$132	$90	$552	$684	$774	$768

North America Sauces and Beverages	89	72	62	161	233	295	309

Biscuits and Confectionery	89	43	20	134	177	197	206

International Soup and Sauces	19	14	4	33	47	51	64

Unallocated Corporate Expenses	(31)	(24)	(42)	(57)	(81)	(123)	(82)

Total	$460	$237	$134	$823	$1,060	$1,194	$1,265

(f)	Inventories

	October	July
	28, 2001	29, 2001

Raw materials, containers and supplies	$233	$216

Finished products	419	381

	$652	$597

Approximately 61% of inventory in both fiscal 2002 and fiscal 2001 is accounted for on the last in, first out (LIFO) method of determining cost. If the first in, first out inventory valuation method had been used exclusively, inventories would not differ materially from the amounts reported at October 28, 2001 and July 29, 2001.

(g)	Notes Payable and Long-Term Debt

In September 2001, the company issued $300 seven-year 5.875% fixed-rate notes. The proceeds were used to repay short-term borrowings.

In October 2001, the company issued $300 two-year variable-rate notes. The proceeds were also used to repay short-term borrowings.

(h)	Accounting for Derivative Instruments

In fiscal 2001, the company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138. The standard requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships.

The company utilizes certain derivative financial instruments to enhance its ability to manage risk, including interest rate, foreign currency, commodity and certain equity-linked employee compensation exposures which exist as part of ongoing business operations. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The company does not enter into contracts for speculative purposes, nor is it a party to any leveraged derivative instrument.

On the date the derivative contract is entered into, the company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair-value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash-flow hedge), (3) a foreign-currency fair-value or cash-flow hedge (foreign-currency hedge), or (4) a hedge of a net investment in a foreign operation. Some derivatives may also be considered natural hedging instruments (changes in fair value are recognized to act as economic offsets to changes in fair value of the underlying hedged item and do not qualify for hedge accounting under SFAS No. 133).

Interest Rate Swaps

The company finances a portion of its operations through debt instruments primarily consisting of commercial paper, notes, debentures and bank loans. The company periodically utilizes interest rate swap agreements, including forward-starting swaps, to minimize worldwide financing costs and to achieve a desired proportion of variable versus fixed-rate debt.

Variable-to-fixed interest rate swaps are accounted for as cash-flow hedges. Consequently, the effective portion of unrealized gains and losses is deferred as a component of Accumulated other comprehensive income/(loss) and is recognized in earnings at the time the hedged item affects earnings. The amounts paid or received on the hedge are recognized as adjustments to interest expense.

In connection with the two-year notes issued in October 2001, the company entered into a two-year interest rate swap that converts $300 of the variable-rate debt to fixed. The fair value of this swap was a loss of $1 as of October 28, 2001.

In anticipation of the seven-year notes issued in September 2001, the company entered into forward-starting interest rate swap contracts with a notional value of $138. Upon issuance of the notes, the contracts were settled at a loss of approximately $4. This loss was recorded in Other comprehensive income/(loss) and is being amortized to interest expense over the life of the notes.

Fixed-to-variable interest rate swaps are accounted for as fair-value hedges. Gains and losses on these instruments are recorded in earnings as adjustments to interest expense, offsetting gains and losses on the hedged item.

In connection with the $300 seven-year notes issued in September 2001, the company entered into a seven-year interest rate swap that converts $75 of the fixed-rate debt to variable. The notional amounts of all outstanding fair-value interest rate swaps at October 28, 2001 totaled $325 with a maximum maturity date of ten years. The fair value of such instruments was a gain of $20 as of October 28, 2001.

Foreign Currency Contracts

The company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The company utilizes foreign currency forward purchase and sale contracts, options and cross-currency swaps in order to manage the volatility associated with foreign currency purchases and certain intercompany transactions in the normal course of business.

Foreign currency forward contracts typically have maturities of less than one year. The maximum maturity date of any cross-currency swap contract is three years. Principal currencies include the euro, British pound, Australian dollar, Canadian dollar, Japanese yen and Swedish krona.

Qualifying forward exchange and cross-currency swap contracts are accounted for as cash-flow hedges when the hedged item is a forecasted transaction or when future cash flows related to a recognized asset or liability are expected to be received or paid. Gains and losses on these instruments are recorded in Other comprehensive income/(loss) until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from Accumulated other comprehensive income/(loss) to the Statement of Earnings on the same line item as the underlying transaction. The assessment of effectiveness for contracts is based on changes in the spot rates and the change in the time value of options is reported in earnings. The fair value of these instruments was a gain of $1 at October 28, 2001.

Qualifying forward exchange contracts are accounted for as fair-value hedges when the hedged item is a recognized asset, liability or firm commitment. The fair value of such contracts was not material at October 28, 2001.

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

Commodity Futures Contracts

The company principally uses a combination of purchase orders and various short and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. On occasion, the company may also enter into commodity futures contracts, as considered appropriate, to reduce the volatility of price fluctuations for commodities such as corn, soybean meal and cocoa. These instruments are designated as cash-flow hedges. The fair value of the effective portion of the contracts is recorded in Accumulated other comprehensive income/loss and reclassified into Cost of products sold in the period in which the underlying transaction is recorded in earnings. Commodity hedging activity is not material to the company’s financial statements.

Other Contracts

The company is exposed to equity price changes related to certain employee compensation obligations. Swap contracts are utilized to hedge exposures relating to certain employee compensation obligations linked to the total return of the Standard & Poor’s 500 Index and the total return of the company’s capital stock. The company pays a variable interest rate and receives the equity returns under these instruments. The notional value of the equity swap contracts, which mature in 2002 and 2003, was $60 at October 28, 2001. These instruments are not designated as accounting hedges. Gains and losses are recorded in Other expense. The net liability recorded under these contracts at October 28, 2001 was $18.

As of October 28, 2001, the accumulated derivative loss in Other comprehensive income/(loss) was approximately $4, principally due to the fair value of the forward-starting interest rate swap contracts which were settled in September 2001. Reclassifications from Accumulated other comprehensive income/(loss) into the Statement of Earnings during the quarter ended October 28, 2001 were not material. Reclassifications during the remainder of fiscal year 2002 are not expected to be material. There were no discontinued cash-flow hedges during the quarter.

Other disclosures related to hedge ineffectiveness and gains/(losses) excluded from the assessment of hedge effectiveness have been omitted due to the insignificance of these amounts.

(i)	A restructuring charge of $10 ($7 after tax) was recorded in the fourth quarter fiscal 2001 for severance costs associated with the reconfiguration of the manufacturing network of Arnotts in Australia. Costs of approximately $4 ($3 after tax) were recorded in the first quarter fiscal 2002 as Cost of products sold, representing accelerated depreciation on assets to be taken out of service. This program is expected to drive greater manufacturing efficiency and will result in the closure of the Melbourne plant. The company expects to incur additional pre-tax costs of $15-$20 during the remainder of fiscal 2002 related to this program for accelerated depreciation, employee benefit costs and other one-time expenses. The expected net cash outflows related to this program will not have a material impact on the company’s liquidity. Approximately 550 jobs will be eliminated due to the plant closure.

A summary of restructuring reserves at October 28, 2001 and related activity is as follows:

	Accrued		Accrued
	Balance at		Balance at
	July 29, 2001	Spending	October 28, 2001

Severance pay and benefits	$10	$(1)	$9

(j)	Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 “Business Combinations” and Statement No. 142 “Goodwill and Other Intangible Assets.” In addition to requiring that all business combinations be accounted for under the purchase method, Statement No. 141 requires intangible assets that meet certain criteria to be recognized as assets apart from goodwill. The provisions of Statement No. 142 indicate that goodwill and indefinite life intangible assets should no longer be amortized but rather be tested for impairment annually. Intangible assets with a finite life shall continue to be amortized over the estimated useful life. Statement No. 141 is effective for business combinations initiated after June 30, 2001. Statement No. 142 is effective for fiscal years beginning after December 15, 2001. The elimination of amortization is to be applied on a prospective basis and prior periods are not to be restated. However, the impact of amortization of goodwill and indefinite life intangible assets is to be disclosed for prior periods.

The company is currently evaluating the impact of the new standards. The total after-tax amortization expense related to goodwill and other intangible assets was approximately $13 for the period ended October 28, 2001 and $9 for the period ended October 29, 2000. The company will adopt Statement No. 142 in the first quarter fiscal 2003.

In June 2001, the FASB issued Statement No. 143 “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for fiscal years beginning after June 15, 2002. The company is currently evaluating the impact of this Statement.

In August 2001, the FASB issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The provisions of this Statement are effective for fiscal years beginning after December 15, 2001. The company is currently evaluating the impact of this Statement.

ITEM 2.

CAMPBELL SOUP COMPANY CONSOLIDATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Overview

The company reported net earnings of $171 million for the first quarter ended October 28, 2001 versus $204 million in the comparable quarter a year ago. The decline was primarily due to increased advertising and marketing programs. Diluted earnings per share decreased 11% to $.42 per share from $.47. (All earnings per share amounts included in Management’s Discussion and Analysis are presented on a diluted basis.)

Certain reclassifications were made to the financial statements to comply with new accounting standards. In the fourth quarter fiscal 2001, the company adopted the Emerging Issues Task Force (EITF) consensus on Issue No. 00-10 “Accounting for Shipping and Handling Fees and Costs.” In the first quarter ended October 28, 2001, the company adopted EITF Issue No. 00-14 “Accounting for Certain Sales Incentives” and Issue No. 00-25 “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” Under these Issues, the EITF concluded that certain consumer and trade sales promotion expenses, such as coupon redemption costs, cooperative advertising programs, new product introduction fees, feature price discounts and in-store display incentives, should be classified as a reduction of sales rather than as marketing expenses. The adoption of these issues resulted in the following reclassifications to the first quarter fiscal 2001 (period ended October 29, 2000) statement of earnings: Net sales were reduced by $197 million; Cost of products sold was increased by $49 million; and Marketing and selling expenses were reduced by $246 million. As reclassifications, these changes had no impact on net earnings.

Beginning in fiscal 2002, the company changed its organizational structure such that operations are managed and reported in four segments: North America Soup and Away From Home, North America Sauces and Beverages, Biscuits and Confectionery, and International Soup and Sauces. Comparative periods have been restated to conform to the current year presentation. For a description of the segments, refer to note (e) to the Consolidated Financial Statements.

Sales

Net sales increased 9% to $1.73 billion from $1.58 billion last year. The net change was attributed to a 6% increase in volume and mix, a 1% increase from higher selling prices, a 2% decrease due to higher trade promotion and consumer coupon redemption expenses, a

5% increase from the European acquisition and a 1% decrease due to currency. The volume and mix increase was due primarily to increased volume of soup and sauce products in the U.S. especially during the period following September 11, 2001.

An analysis of net sales by reportable segment follows:

(millions)	2002	2001	% Change

North America Soup and Away From Home	$806	$774	4%

North America Sauces and Beverages	313	299	5

Biscuits and Confectionery	379	367	3

International Soup and Sauces	231	141	64

	$1,729	$1,581	9%

The increase in sales from North America Soup and Away From Home was due to a 6% increase in volume, driven by a 6% increase in U.S. wet soup volume, a 1% increase in selling prices and a 3% decrease due to increased trade promotion and consumer coupon expenses. The increase in sales volume was due primarily to the performance of ready-to-serve varieties, including Campbell’s Chunky and Select, and Swanson broths, and to a lesser extent, by an increase in volume of the company’s Red & White condensed icons, Chicken Noodle, Tomato and Cream of Mushroom soups. The sales performance was due in part to significantly increased marketing investments, including advertising, trade and consumer promotions and product improvements. The national launch of Campbell’s Supper Bakes in the U.S. also contributed to sales growth.

Canada contributed to the segment sales growth with volume increases across soup and V8 product lines. Away From Home sales were up slightly from the prior year.

North America Sauces and Beverages reported a 5% increase in sales due to a 7% increase in volume, a 1% increase from higher selling prices, offset by a 3% decline due to increased trade and consumer coupon expenses. Prego reported double-digit volume gains due to the introduction of the new Prego pasta bake sauce in the fourth quarter fiscal 2001. In addition, increased marketing and advertising behind the core Prego sauce helped the sales performance. Pace contributed to the sales growth responding positively to renewed advertising. V8 Splash continued to show weak performance versus the prior year.

Biscuits and Confectionery reported a 3% increase in sales, 6% before the impact of currency, driven by volume gains across the portfolio. Increased trade and consumer coupon expenses negatively affected the net sales change by 1%. The adverse currency impact principally reflects the weakening of the Australian dollar. Pepperidge Farm reported sales increases across the portfolio, including Milano cookies, and through new product introductions such as Dessert Bliss Cookies and Goldfish Sandwich Crackers. Arnotts also contributed to the volume gains. Godiva sales were negatively impacted by the events of September 11, 2001, with two New York retail boutiques destroyed or damaged. While worldwide Godiva sales were up slightly due to new store openings around the world, same store sales in the U.S. declined in the quarter and operating earnings were lower.

International Soup and Sauces reported an increase in sales of 64% with the base business reporting a 3% increase. The European acquisition in May 2001 accounted for 60% of the increase and the favorable impact of currency accounted for a 1% increase. New product launches of Homepride stir fry sauces in the UK and Liebig Delisoup in Belgium contributed to the base sales growth.

Gross Margin

Gross margin, defined as net sales less cost of products sold, increased $33 million in the quarter. As a percent of sales, gross margin declined from 45.9% in 2001 to 43.8% in 2002. The percentage decline was attributed to increased trade promotional and coupon redemption expenses, which are classified as deductions from sales, a shift in sales mix in the U.S. business, and the cost of quality improvements across a number of products. In addition, costs associated with the Australian manufacturing strategy negatively impacted the gross margin.

Marketing and Selling Expenses

Marketing and selling expenses increased $45 million to $278 million in 2002. The increase is principally due to higher advertising investments across the portfolio, particularly in U.S. soup. As a percent of sales, marketing and selling expenses increased from 14.7% in 2001 to 16.1% in 2002.

Administrative Expenses

Administrative expenses increased by approximately 31% due primarily to costs associated with the previously announced infrastructure enhancements, and the impact of the European acquisition.

Operating Earnings

Segment operating earnings declined 11% from the prior year. As a percent of sales, operating earnings declined from 23.0% to 18.2% reflecting the decline in gross margin as a percent of sales, increased advertising and higher administrative expenses.

An analysis of operating earnings by reportable segment follows:

(millions)	2002	2001	% Change

North America Soup and Away From Home	$229	$258	(11)%

North America Sauces and Beverages	59	72	(18)

Biscuits and Confectionery	34	45	(24)

International Soup and Sauces	23	14	64

Subtotal	345	389	(11)

Corporate	(31)	(26)

	$314	$363	(13)%

Earnings from North America Soup and Away From Home declined 11% due to planned increases in trade and consumer promotion and advertising expenses, particularly on U.S. Soup and new Campbell's Supper Bakes.

Earnings from North America Sauces and Beverages declined 18% due to planned increases in total marketing support, particularly on new Prego pasta bake sauce and Pace products.

Earnings from Biscuits and Confectionery declined 24% as reported, 16% excluding costs associated with the Australian manufacturing reconfiguration, and 13% excluding currency and the reconfiguration costs. The decline was due to planned increases in marketing support at Pepperidge Farm and Arnotts and higher selling and administrative expenses at Godiva reflecting new store openings.

As reported earnings from International Soup and Sauces increased 64%. Excluding the impact of the European acquisition and currency, operating profit declined 14% due to increased investments in consumer marketing, research and development and infrastructure.

Non-Operating Items

Interest expense increased slightly to $53 million from $52 million in the prior year. Higher interest expense due to the European acquisition was substantially offset by lower short-term interest rates.

The effective tax rate remained at 34.5%.

Restructuring Programs

A restructuring charge of $10 million ($7 million after tax) was recorded in the fourth quarter fiscal 2001 for severance costs associated with the reconfiguration of the manufacturing network of Arnotts in Australia. Costs of approximately $4 million ($3 million after tax) were recorded in the first quarter fiscal 2002 as Cost of products sold, representing accelerated depreciation on assets to be taken out of service. This program is designed to drive greater manufacturing efficiency and will result in the closure of the Melbourne plant. The company expects to incur additional pre-tax costs of $15-$20 million during the remainder of fiscal 2002 related to this program for accelerated depreciation, employee benefit costs and other one-time expenses. The expected net cash outflows related to this program will not have a material impact on the company’s liquidity. As a result of this reconfiguration, the company expects annual pre-tax cost savings of approximately $10 million, beginning in fiscal 2003. Approximately 550 jobs will be eliminated due to the plant closure.

Liquidity and Capital Resources

The company generated cash from operations of $146 million compared to $259 million last year. This decrease is principally due to lower net earnings due to increased marketing investments and a volume-driven increase in working capital during the quarter from the historical low level at July 2001.

Capital expenditures at $24 million were the same as year ago. As previously announced, capital expenditures are expected to be approximately $300 million in fiscal 2002 due to planned process improvements, product quality enhancements and innovation.

The company did not purchase shares in the quarter because the strategic share repurchase plan was suspended in 2001. In the first quarter last year, the company purchased 1.1 million shares.

In September 2001, the company issued $300 million seven-year 5.875% fixed-rate notes. The proceeds were used to repay short-term borrowings. While planning for the issuance of these notes, the company entered into forward-starting interest rate swaps with a notional value of approximately $138 million that effectively fixed a portion of the interest rate on the debt prior to issuance. In conjunction with the issuance of these notes, the company also entered into a $75 million seven-year interest rate swap that converts the fixed-rate debt to variable.

In October 2001, the company issued $300 million two-year variable-rate notes. The proceeds were also used to repay short-term borrowings. In connection with this issuance, the company entered into a $300 million two-year interest rate swap that converts the variable-rate debt to fixed.

In September 2001, the company entered into $1.8 billion in committed revolving credit facilities, comprised of a $900 million 364-day revolving credit facility, which replaced an existing facility that matured in September 2001, and a $900 million 5-year revolving credit facility that replaced a facility scheduled to mature in October 2002. These agreements support the company’s commercial paper program.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 “Business Combinations” and Statement No. 142 “Goodwill and Other Intangible Assets.” In addition to requiring that all business combinations be accounted for under the purchase method, Statement No. 141 requires intangible assets that meet certain criteria to be recognized as assets apart from goodwill. The provisions of Statement No. 142 indicate that goodwill and indefinite life intangible assets should no longer be amortized but rather be tested for impairment annually. Intangible assets with a finite life shall continue to be amortized over the estimated useful life. Statement No. 141 is effective for business combinations initiated after June 30, 2001. Statement No. 142 is effective for fiscal years beginning after December 15, 2001. The elimination of amortization is to be applied on a prospective basis and prior periods are not to be restated. However, the impact of amortization of goodwill and indefinite life intangible assets is to be disclosed for prior periods.

The company is currently evaluating the impact of the new standards. The total after-tax amortization expense related to goodwill and other intangible assets was approximately $13 million for the period ended October 28, 2001 and $9 million for the period ended October 29, 2000. The company will adopt Statement No. 142 in the first quarter fiscal 2003.

In June 2001, the FASB issued Statement No. 143 “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for fiscal years beginning after June 15, 2002. The company is currently evaluating the impact of this Statement.

In August 2001, the FASB issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. The provisions of this Statement are effective for fiscal years beginning after December 15, 2001. The company is currently evaluating the impact of this Statement.

Recent Developments

On November 14, 2001, the company issued a press release announcing results for the first quarter fiscal 2002 and commented on the outlook for earnings per share for the second quarter of fiscal 2002 and for the full year. In that release, the company maintained its previous earnings estimates of approximately $1.30 per share for fiscal

2002 (excluding the impact of the Australian reconfiguration), and announced that it expects diluted earnings of between $0.48 and $0.52 per share for the second quarter of fiscal 2002 (excluding the impact of the Australian reconfiguration).

On November 23, 2001, the company redeemed $100 million 5.625% notes due in fiscal 2003. The notes were callable at par. This redemption was financed with lower rate commercial paper.

On December 11, 2001, the company issued an additional $200 million of its existing 6.75% fixed rate notes due February 2011, originally issued in February 2001. These additional notes were priced at a premium to reflect market conditions. The proceeds were used to repay short-term borrowings.

Forward-Looking Statements

This quarterly report contains certain statements which reflect the company’s current expectations regarding future results of operations, economic performance, financial condition and achievements of the company. The company tries, wherever possible, to identify these forward-looking statements by using words such as “anticipate,” “believe,” “estimate,” “expect” and similar expressions. These statements reflect the company’s current plans and expectations and are based on information currently available to it. They rely on a number of assumptions and estimates which could be inaccurate and which are subject to risks and uncertainties.

The company wishes to caution the reader that the following important factors, and those important factors described in other Securities and Exchange Commission filings of the company, or in the company’s 2001 Annual Report, could affect the company’s actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, the company:

•	the impact of strong competitive response to the company’s efforts to leverage its brand power with product innovation, promotional programs and new advertising;

•	the inherent risks in the marketplace associated with trade and consumer acceptance of product improvements and new product introductions;

•	the company’s ability to achieve sales and earnings forecasts, which are based on assumptions about sales volume and product mix;

•	the company’s ability to achieve its cost savings objectives, including the projected outcome of supply chain management programs;

•	the company’s ability to complete the successful post-acquisition integration of acquired businesses into existing operations;

•	the difficulty of predicting the pattern of inventory movements by the company’s trade customers;

•	the impact of unforeseen economic changes in currency exchange rates, interest rates, equity markets, inflation rates, recession, and other external factors over which the company has no control; and

•	the impact of unforeseen business disruptions in one or more of the company’s markets due to political instability, civil disobedience, armed hostilities or other calamities.

This discussion of uncertainties is by no means exhaustive, but is designed to highlight important factors that may impact the company’s outlook. The company disclaims any obligation or intent to update forward-looking statements in order to reflect events or circumstances after the date of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the company’s exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Annual Report on Form 10-K for fiscal 2001. There have been no significant changes in the company’s portfolio of financial instruments or market risk exposures from the fiscal 2001 year-end except that the company entered into various interest rate swap instruments in connection with long-term refinancing. See note (h) of the Notes to Financial Statements and the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Results of Operations for an additional discussion of these interest rate swap contracts.

PART II

ITEM 1. LEGAL PROCEEDINGS

In management’s opinion, there are no pending claims or litigation, the outcome of which would have a material effect on the consolidated results of operations, financial position or cash flows of the company.

As previously reported, ten purported class action lawsuits were commenced against the company and certain of its officers in the United States District Court for the District of New Jersey. The lawsuits were subsequently consolidated, and an amended consolidated complaint was filed alleging, among other things, that Campbell and certain of its officers misrepresented the company’s financial condition between September 8, 1997 and January 8, 1999, by failing to disclose alleged shipping and revenue recognition practices in connection with the sale of certain company products at the end of the company’s fiscal quarters in violation of Section 10 (b) and 20 (a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The actions seek compensation and other damages, and costs and expenses associated with the litigation. The company believes the action is without merit and intends to defend the case vigorously.

As previously reported, the United States Environmental Protection Agency (the “EPA”) sent the company a special notice letter dated September 28, 2000 relating to the Puente Valley Operable Unit of the San Gabriel Valley Superfund Sites, Los Angeles County, California (the “Superfund Site”) for property located at 125 N. Orange Avenue, Industry, California, advising that the EPA considers Campbell to be a potentially responsible party due to the alleged release or threatened release of hazardous substances, and therefore, potentially responsible for the costs incurred in connection with contamination at the Superfund Site. Although the impact of this proceeding cannot be predicted at this time due to the large number of other potentially responsible parties and the uncertainty involved in estimating the cost of clean-up, the ultimate disposition is not expected to have a material effect on the consolidated results of operations, financial position, or cash flows of the company.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

None

b.	Reports on Form 8-K

The company filed a report on Form 8-K relating to its financial results for the fourth quarter and fiscal year ended July 29, 2001, and the outlook for earnings per share for the first quarter of fiscal 2002 and for the full fiscal year.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL SOUP COMPANY

Date:	December 12, 2001	By:	/s/ Robert A. Schiffner

Robert A. Schiffner Senior Vice President and Chief Financial Officer

		By:	/s/ Ellen Oran Kaden

Ellen Oran Kaden Senior Vice President – Law and Government Affairs

INDEX TO EXHIBITS

None.