Form 10-Q
period 2002-01-27
CAMPBELL SOUP CO
filed 2002-03-12
CIK 16732

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 27, 2002	Commission File Number 1-3822

New Jersey State of Incorporation	21-0419870 I.R.S. Employer Identification No.

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

Yes     No

There were 409,780,587 shares of Capital Stock outstanding as of March 5, 2002.

Item 1.

PART I.
FINANCIAL INFORMATION
CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Six Months Ended

	January	January	January	January
	27, 2002	28, 2001	27, 2002	28, 2001

Net sales	$1,810	$1,755	$3,539	$3,336

Costs and expenses

Cost of products sold	1,004	918	1,975	1,774

Marketing and selling expenses	313	245	591	478

Administrative expenses	92	85	205	171

Research and development expenses	17	15	35	29

Other expenses	31	32	66	61

Restructuring charges	1	—	1	—

Total costs and expenses	1,458	1,295	2,873	2,513

Earnings before interest and taxes	352	460	666	823

Interest, net	45	49	98	101

Earnings before taxes	307	411	568	722

Taxes on earnings	104	140	194	247

Net earnings	$203	$271	$374	$475

Per share — basic

Net earnings	$.49	$.65	$.91	$1.14

Dividends	$.1575	$.225	$.315	$.450

Weighted average shares outstanding — basic	410	415	410	418

Per share — assuming dilution

Net earnings	$.49	$.65	$.91	$1.12

Weighted average shares outstanding — assuming dilution	411	419	411	425

See Notes to Financial Statements

CAMPBELL SOUP COMPANY CONSOLIDATED
Balance Sheets
(unaudited)
(millions, except per share amounts)

	January	July
	27, 2002	29, 2001

Current assets

Cash and cash equivalents	$32	$24

Accounts receivable	642	442

Inventories	568	597

Other current assets	196	158

Total current assets	1,438	1,221

Plant assets, net of depreciation	1,586	1,637

Intangible assets, net of amortization	2,408	2,451

Other assets	617	618

Total assets	$6,049	$5,927

Current liabilities

Notes payable	$1,456	$1,806

Payable to suppliers and others	583	582

Accrued liabilities	545	450

Dividend payable	65	92

Accrued income taxes	239	190

Total current liabilities	2,888	3,120

Long-term debt	2,354	2,243

Nonpension postretirement benefits	330	336

Other liabilities, including deferred income taxes of $301 and $303	481	475

Total liabilities	6,053	6,174

Shareowners’ equity

Preferred stock; authorized 40 shares; none issued	—	—

Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20

Capital surplus	324	314

Earnings retained in the business	4,896	4,651

Capital stock in treasury, at cost	(4,903)	(4,908)

Accumulated other comprehensive loss	(341)	(324)

Total shareowners’ equity	(4)	(247)

Total liabilities and shareowners’ equity	$6,049	$5,927

See Notes to Financial Statements

CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Cash Flows
(unaudited)
(millions)

	Six Months Ended

	January	January
	27, 2002	28, 2001

Cash flows from operating activities:

Net earnings	$374	$475

Non-cash charges to net earnings

Depreciation and amortization	147	124

Deferred income taxes	(2)	(6)

Other, net	30	23

Changes in working capital

Accounts receivable	(205)	(112)

Inventories	24	69

Other current assets and liabilities	123	171

Net cash provided by operating activities	491	744

Cash flows from investing activities:

Purchases of plant assets	(61)	(62)

Sales of plant assets	4	6

Acquisition spending	(15)	—

Other, net	(3)	(3)

Net cash used in investing activities	(75)	(59)

Cash flows from financing activities:

Long-term borrowings	800	528

Repayments of long-term borrowings	(400)	—

Short-term borrowings	554	795

Repayments of short-term borrowings	(1,202)	(1,223)

Dividends paid	(157)	(189)

Treasury stock purchases	—	(589)

Treasury stock issuances	4	9

Other, net	(1)	—

Net cash used in financing activities	(402)	(669)

Effect of exchange rate changes on cash	(6)	(5)

Net change in cash and cash equivalents	8	11

Cash and cash equivalents — beginning of period	24	27

Cash and cash equivalents — end of period	$32	$38

See Notes to Financial Statements

CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Shareowners’ Equity
(unaudited)
(millions, except per share amounts)

	Capital stock
						Earnings	Accumulated
	Issued		In treasury			retained	other	Total
					Capital	in the	comprehensive	shareowners'
	Shares	Amount	Shares	Amount	surplus	business	loss	equity

Balance at July 30, 2000	542	$20	(121)	$(4,373)	$344	$4,373	$(227)	$137

Comprehensive income (loss)

Net earnings						475		475

Foreign currency translation adjustments							(52)	(52)

Dividends ($.450 per share)						(187)		(187)

Repurchase of shares under forward stock purchase contracts			(11)	(521)				(521)

Treasury stock purchased			(2)	(68)				(68)

Treasury stock issued under management incentive and stock option plans			2	59	(34)			25

Balance at January 28, 2001	542	$20	(132)	$(4,903)	$310	$4,661	$(279)	$(191)

Balance at July 29, 2001	542	$20	(133)	$(4,908)	$314	$4,651	$(324)	$(247)

Comprehensive income (loss)

Net earnings						374		374

Foreign currency translation adjustments							(11)	(11)

Fair value changes in hedge derivatives							(6)	(6)

Dividends ($.315 per share)						(129)		(129)

Treasury stock purchased			—	—				—

Treasury stock issued under management incentive and stock option plans			—	5	10			15

Balance at January 27, 2002	542	$20	(133)	$(4,903)	$324	$4,896	$(341)	$(4)

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

Total comprehensive income for the three months ended January 27, 2002 and January 28, 2001 was $200 and $311, respectively. Total comprehensive income for the six months ended January 27, 2002 and January 28, 2001 was $357 and $423, respectively. Accumulated other comprehensive loss, as reflected in the Statements of Shareowners’ Equity, primarily consists of the cumulative foreign currency translation adjustment and a loss of approximately $6 related to the fair value of various cash-flow hedges. The net loss on cash-flow hedges was not material at January 28, 2001. See note (h) for a description of derivative activity.

(c)	Earnings Per Share

For the periods presented in the Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution includes the incremental effect of stock options. For the three and six months ended January 28, 2001, the weighted average shares outstanding assuming dilution also include the incremental effect of approximately three million and six million shares, respectively, under forward stock purchase contracts, which were settled on December 12, 2000.

(d)	Recently Adopted Accounting Pronouncements

In the fourth quarter fiscal 2001, the company adopted the Emerging Issues Task Force (EITF) consensus on Issue No. 00-10 “Accounting for Shipping and Handling Fees and Costs.” In the first quarter fiscal 2002, the company adopted EITF Issue No. 00-14 “Accounting for Certain Sales Incentives” and Issue No. 00-25 “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” as codified by Issue No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.” Under these Issues, the EITF concluded that certain consumer and trade sales promotion expenses, such as coupon redemption costs, cooperative advertising programs, new product introduction fees, feature price discounts and in-store display incentives, should be classified as a reduction of sales rather than as marketing expenses. The adoption of these issues resulted in the following reclassifications to the three and six month periods ended January 28, 2001: Net sales were reduced by $202 and $399, respectively; Cost of products sold was increased by $56 and $105, respectively; and Marketing and selling expenses were reduced by $258 and $504, respectively. These reclassifications had no impact on net earnings.

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

The North America Soup and Away From Home segment comprises various Campbell’s brand soups, including condensed and ready-to-serve varieties, Swanson broths, the total business in Canada and the Away From Home operations. The Away From Home operations represent the distribution of products such as Campbell’s soups, Campbell’s specialty entrees, beverage products and other prepared foods through various food service channels. The North America Sauces and Beverages segment includes Prego pasta sauces, Pace Mexican sauces, Franco-American canned pastas and gravies, V8 vegetable juices, V8 Splash juice beverages, Campbell’s tomato juice and the total of all businesses in Mexico and other Latin American countries. The Biscuits and Confectionery segment includes Pepperidge Farm cookies, crackers, breads and frozen products in North America, Arnott’s biscuits and crackers in Australia and Asia/Pacific and Godiva chocolates worldwide. The International Soup and Sauces segment comprises operations outside of North America, including Erasco soups in Germany, Liebig soups in France, Campbell’s soups and Homepride sauces in the United Kingdom, Campbell’s soups in the Asia/Pacific region, and the European dry soup and sauce businesses under the Batchelors, Oxo, Lesieur, Royco, Heisse Tasse, Blå Band and McDonnells brands.

Accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those described in the summary of significant accounting policies disclosed in the company’s fiscal 2001 Annual Report on Form 10-K. The company evaluates segment performance before interest and taxes, excluding certain non-recurring charges. The North America Soup and Away From Home and North America Sauces and Beverages segments operate under an integrated supply chain organization, sharing substantially all manufacturing, warehouse, distribution and sales activities. Accordingly, assets have been allocated between the two segments based on various measures, for example, budgeted production hours for fixed assets and depreciation.

January 27, 2002

		Earnings	Depreciation
Three Months		Before Interest	and	Capital
Ended	Net Sales	and Taxes	Amortization	Expenditures

North America Soup and Away From Home	$812	$216	$16	$9

North America Sauces and Beverages	319	65	13	5

Biscuits and Confectionery	428	76	25	18

International Soup and Sauces	251	28	13	3

Corporate and Eliminations	—	(33)	7	2

Total	$1,810	$352	$74	$37

		Earnings	Depreciation
Six Months		Before Interest	and	Capital	Segment
Ended	Net Sales	and Taxes	Amortization	Expenditures	Assets

North America Soup and Away From Home	$1,618	$445	$32	$13	$1,357

North America Sauces and Beverages	632	124	26	8	1,222

Biscuits and Confectionery	807	110	50	29	1,248

International Soup and Sauces	482	51	26	8	1,547

Corporate and Eliminations	—	(64)	13	3	675

Total	$3,539	$666	$147	$61	$6,049

January 28, 2001

		Earnings	Depreciation
Three Months		Before Interest	and	Capital
Ended	Net Sales	and Taxes	Amortization	Expenditures

North America Soup and Away From Home	$852	$294	$18	$11

North America Sauces and Beverages	314	89	13	5

Biscuits and Confectionery	425	89	20	17

International Soup and Sauces	164	19	6	3

Corporate and Eliminations	—	(31)	5	2

Total	$1,755	$460	$62	$38

		Earnings	Depreciation
Six Months		Before Interest	and	Capital	Segment
Ended	Net Sales	and Taxes	Amortization	Expenditures	Assets

North America Soup and Away From Home	$1,626	$552	$33	$17	$1,347

North America Sauces and Beverages	613	161	26	9	1,213

Biscuits and Confectionery	792	134	41	27	1,287

International Soup and Sauces	305	33	12	5	610

Corporate and Eliminations	—	(57)	12	4	637

Total	$3,336	$823	$124	$62	$5,094

Historical information of the reporting segments, including reclassifications as described in note (d), is as follows:

          Net Sales:

	Quarter Ended		Year to Date

	April	July	April	July	July
	29, 2001	29, 2001	29, 2001	29, 2001	30, 2000

North America Soup and Away From Home	$512	$394	$2,138	$2,532	$2,434

North America Sauces and Beverages	278	270	891	1,161	1,156

Biscuits and Confectionery	341	313	1,133	1,446	1,391

International Soup and Sauces	140	187	445	632	622

Other	—	—	—	—	23

Total	$1,271	$1,164	$4,607	$5,771	$5,626

          Earnings Before Interest and Taxes:

	Quarter Ended		Year to Date

	April	July	April	July	July
	29, 2001	29, 2001	29, 2001	29, 2001	30, 2000

North America Soup and Away From Home	$132	$90	$684	$774	$768

North America Sauces and Beverages	72	62	233	295	309

Biscuits and Confectionery	43	20	177	197	206

International Soup and Sauces	14	4	47	51	64

Unallocated Corporate Expenses	(24)	(42)	(81)	(123)	(82)

Total	$237	$134	$1,060	$1,194	$1,265

(f)	Inventories

	January 27, 2002	July 29, 2001

Raw materials, containers and supplies	$188	$216

Finished products	380	381

	$568	$597

Approximately 61% of inventory in fiscal 2002 and fiscal 2001 is accounted for on the last in, first out (LIFO) method of determining cost. If the first in, first out inventory valuation method had been used exclusively, inventories would not differ materially from the amounts reported at January 27, 2002 and July 29, 2001.

(g)	Notes Payable and Long-Term Debt

In September 2001, the company issued $300 seven-year 5.875% fixed-rate notes. The proceeds were used to repay short-term borrowings.

In October 2001, the company issued $300 two-year variable-rate notes. The proceeds were also used to repay short-term borrowings.

On November 23, 2001, the company redeemed $100 5.625% notes due in fiscal 2003. The notes were callable at par. This redemption was financed with lower rate commercial paper.

On December 11, 2001, the company issued an additional $200 of its existing 6.75% fixed rate notes due February 2011, originally issued in February 2001. These additional notes were priced at a premium to reflect market conditions. The proceeds were used to repay short-term borrowings.

In January 2002, the company repaid $300 of variable-rate notes due December 2003. The notes were repaid with lower cost short-term borrowings.

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

In connection with the two-year notes issued in October 2001, the company entered into a two-year interest rate swap that converts $300 of the variable-rate debt to fixed. The fair value of this swap was not material as of January 27, 2002.

In anticipation of the $300 seven-year notes issued in September 2001, the company entered into forward-starting interest rate swap contracts with a notional value of $138. Upon issuance of the notes, the contracts were settled at a loss of approximately $4. This loss was recorded in Other comprehensive income/(loss) and is being amortized to interest expense over the life of the notes.

Fixed-to-variable interest rate swaps are accounted for as fair-value hedges. Gains and losses on these instruments are recorded in earnings as adjustments to interest expense, offsetting gains and losses on the hedged item.

In connection with the $300 seven-year notes issued in September 2001, the company entered into a seven-year interest rate swap that converts $75 of the fixed-rate debt to variable. The notional amounts of all outstanding fair-value interest rate swaps at January 27, 2002 totaled $325 with a maximum maturity date of nine years. The fair value of such instruments was a gain of $7 as of January 27, 2002.

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

Qualifying forward exchange and cross-currency swap contracts are accounted for as cash-flow hedges when the hedged item is a forecasted transaction or when future cash flows related to a recognized asset or liability are expected to be received or paid. Gains and losses on these instruments are recorded in Other comprehensive income/(loss) until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from Accumulated other comprehensive income/(loss) to the Statement of Earnings on the same line item as the underlying transaction. The assessment of effectiveness for contracts is based on changes in the spot rates and the change in the time value of options is reported in earnings. The fair value of these instruments was a loss of $1 at January 27, 2002.

Qualifying forward exchange contracts are accounted for as fair-value hedges when the hedged item is a recognized asset, liability or firm commitment. The fair value of such contracts was not material at January 27, 2002.

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

Commodity Futures Contracts

The company principally uses a combination of purchase orders and various short and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. On occasion, the company may also enter into commodity futures contracts, as considered appropriate, to reduce the volatility of price fluctuations for commodities such as corn, soybean meal or cocoa. These instruments are designated as cash-flow hedges. The fair value of the effective portion of the contracts is recorded in Accumulated other comprehensive income/loss and reclassified into Cost of products sold in the period in which the underlying transaction is recorded in earnings. Commodity hedging activity is not material to the company’s financial statements.

Other Contracts

The company is exposed to equity price changes related to certain employee compensation obligations. Swap contracts are utilized to hedge exposures relating to certain employee compensation obligations linked to the total return of the Standard & Poor’s 500 Index and the total return of the company’s capital stock. The company pays a variable interest rate and receives the equity returns under these instruments. The notional value of the equity swap contracts, which mature in 2002 and 2003, was $60 at January 27, 2002. These instruments are not designated as accounting hedges. Gains and losses are recorded in Other expense. The net liability recorded under these contracts at January 27, 2002 was $17.

As of January 27, 2002, the accumulated derivative loss in Other comprehensive income/(loss) was approximately $5, principally due to the fair value of the forward-starting interest rate swap contracts which were settled in September 2001. Reclassifications from Accumulated other comprehensive income/(loss) into the Statement of Earnings during the quarter ended January 27, 2002 were not material. Reclassifications during the remainder of fiscal year 2002 are not expected to be material. There were no discontinued cash-flow hedges during the quarter.

Other disclosures related to hedge ineffectiveness and gains/(losses) excluded from the assessment of hedge effectiveness have been omitted due to the insignificance of these amounts.

(i)	A restructuring charge of $10 ($7 after tax) was recorded in the fourth quarter fiscal 2001 for severance costs associated with the reconfiguration of the manufacturing network of Arnotts in Australia. Costs of approximately $7 ($5 after tax) were recorded in the six month period ended January 27, 2002 as Cost of products sold, representing accelerated depreciation on assets to be taken out of service. This program is expected to drive greater manufacturing efficiency and will result in the closure of the Melbourne plant. The company expects to incur additional pre-tax costs of $12 – $15 during the remainder of fiscal 2002 related to this program for accelerated depreciation, employee benefit costs and other one-time expenses. In the second quarter ended January 27, 2002, the company recorded an additional $1 restructuring charge related to planned severance actions. The expected net cash outflows related to this program will not have a material impact on the company’s liquidity. Approximately 550 jobs will be eliminated due to the plant closure.

A summary of restructuring reserves at January 27, 2002 and related activity is as follows:

	Accrued			Accrued
	Balance at	2002		Balance at
	July 29, 2001	Charge	Spending	January 27, 2002

Severance pay and benefits	$10	$1	$(4)	$7

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

The company is currently evaluating the impact of the new standards. The total after-tax amortization expense related to goodwill and other intangible assets was approximately $13 for the three month period ended January 27, 2002 and $9 for the three month period ended January 28, 2001. After-tax amortization for the six month periods then ended was $27 and $18, respectively. The company will adopt Statement No. 142 in the first quarter fiscal 2003.

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

(k)	Litigation

On March 30, 1998, the company effected a spinoff of several of its non-core businesses to Vlasic Foods International Inc. (“VFI”). VFI and several of its affiliates (collectively, “Vlasic”) commenced cases under Chapter 11 of the Bankruptcy Code on January 29, 2001 in the United States Bankruptcy Court for the District of Delaware. Vlasic’s Second Amended Joint Plan of Distribution under Chapter 11 (the “Plan”) was confirmed by an order of the Bankruptcy Court dated November 16, 2001, and became effective on or about November 29, 2001. The Plan provides for the assignment of various causes of action allegedly belonging to the Vlasic estates, including claims against the company allegedly arising from the spinoff, to VFB LLC, a limited liability company (“VFB”) whose membership interests are to be distributed under the Plan to Vlasic’s general unsecured creditors.

On February 19, 2002, after the end of the current reporting period, VFB commenced a lawsuit against the company and several of its subsidiaries in the United States District Court for the District of Delaware alleging, among other things, fraudulent conveyance, illegal dividends and breaches of fiduciary duty by Vlasic directors alleged to be under the company’s control. The lawsuit seeks to hold the company liable in an amount necessary to satisfy all unpaid claims against Vlasic (which VFB estimates in the complaint to be $250), plus unspecified exemplary and punitive damages. The company believes the action is without merit and intends to defend the case vigorously.

ITEM 2.

CAMPBELL SOUP COMPANY CONSOLIDATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Overview

The company reported net earnings of $203 million for the quarter ended January 27, 2002 compared to $271 million in the comparable quarter a year ago. Diluted earnings per share declined to $.49 from $.65. Diluted earnings per share, excluding costs associated with the previously announced Australian manufacturing reconfiguration, were $.50. (All per share amounts included in Management’s Discussion and Analysis are presented on a diluted basis.) The lower earnings were a result of the following: lower U.S. wet soup shipments following strong shipment growth in the first quarter; the planned significant increase in marketing programs across the portfolio; and softness in the Godiva Chocolatier business, resulting from the events of September 11 and general weakness in the U.S. economy.

For the six months ended January 27, 2002, net earnings were $374 million compared to $475 million in the comparable period a year ago. Diluted earnings per share declined to $.91 ($.92 excluding the Australian manufacturing reconfiguration) from $1.12 in fiscal 2001. Excluding the impact of the Australian manufacturing reconfiguration, net earnings were $380 million, a decline of 20% versus the six months ended January 28, 2001. Lower earnings were primarily a result of planned increases in marketing programs across the portfolio in line with the company’s transformation plan announced in July 2001.

Certain reclassifications were made to the financial statements to comply with new accounting standards. In the fourth quarter fiscal 2001, the company adopted the Emerging Issues Task Force (EITF) consensus on Issue No. 00-10 “Accounting for Shipping and Handling Fees and Costs.” In the first quarter ended October 28, 2001, the company adopted EITF Issue No. 00-14 “Accounting for Certain Sales Incentives” and Issue No. 00-25 “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” as codified by Issue No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.” Under these Issues, the EITF concluded that certain consumer and trade sales promotion expenses, such as coupon redemption costs, cooperative advertising programs, new product introduction fees, feature price discounts and in-store display incentives, should be classified as a reduction of sales rather than as marketing expenses. The adoption of these issues resulted in the following reclassifications to the three and six month periods ended January 28, 2001: Net sales were reduced by $202 million and $399 million, respectively; Cost of products sold was increased by $56 million and $105 million, respectively; and Marketing and selling expenses were reduced by $258 million and $504 million, respectively. As reclassifications, these changes had no impact on net earnings.

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

SECOND QUARTER

Sales

Sales in the quarter increased 3% to $1.81 billion from $1.76 billion last year. The net change in sales was attributed to a 5% increase from the European acquisition (which closed in the fourth quarter of fiscal 2001), a 1% increase from higher selling prices, a 2% decrease due to higher trade promotion and consumer coupon redemption expenses, and a 1% decline due to currency. Base volume and mix were flat. Wet soup shipments compared to one year ago were down 3% worldwide.

An analysis of net sales by segment follows:

(millions)	2002	2001	% Change

North America Soup and Away From Home	$812	$852	(5)%

North America Sauces and Beverages	319	314	2

Biscuits and Confectionery	428	425	1

International Soup and Sauces	251	164	53

	$1,810	$1,755	3%

The decrease in sales in North America Soup and Away From Home was due to shipment declines and the planned increase in trade promotion and consumer coupon redemption expenses. The decrease was primarily driven by a decline in U. S. wet soup shipments of 6% compared to one year ago. Sales volume of condensed products, including Chicken Noodle, Tomato, and Cream of Mushroom, declined 13%. Sales volume of ready-to-serve soup increased 1%. This performance reflects increased marketing programs on the ready-to-serve products, including Campbell’s Chunky and Campbell’s Select, and flat marketing spending on the condensed business. Swanson broth increased 3% over the prior year. Canada reported volume gains in the quarter compared to the prior year.

The 2% increase in sales in North America Sauces and Beverages was due to a 4% volume increase, offset by a 2% decrease due to increased trade promotion and consumer coupon redemption expenses. Prego pasta bake sauce, Pace Mexican sauces, and V8 vegetable juice contributed to the volume growth in response to advertising and broad promotion programs. Franco-American volume declined as a result of competitive trade promotion programs. V8 Splash volume also declined as certain items were eliminated to prepare for the upcoming beverage season.

Biscuits and Confectionery reported a 1% increase in sales due to a 2% increase in volume, a 1% increase from higher selling prices, offset by a 1% decrease due to increased trade and consumer coupon redemption expenses, and a decline of 1% due to currency, principally the Australian dollar. Volume growth in Arnotts and Pepperidge Farm was offset by lower sales of Godiva, principally in the U.S. Pepperidge Farm reported volume gains due to increased marketing efforts and product innovation in the cookie and cracker business with the introduction of Dessert Bliss cookies and Goldfish sandwich crackers. Arnotts reported volume gains driven by the value-added products such as Rix Rice chips, Rice Shapes, and new premium Emporio cookies. Godiva’s sales were negatively impacted by the events of September 11 and weakness in the U. S. economy.

The significant increase in sales in International Soup and Sauces was due primarily to the European acquisition in the fourth quarter fiscal 2001, which resulted in a 56% increase. The base business declined 4%, or 3% excluding the negative impact of currency. Sales softness in the United Kingdom in soup and sauces was partially offset by growth in Liebig in France and soup and broth in Australia.

Gross Margin

Gross margin, defined as net sales less cost of products sold, decreased $31 million in the quarter as compared to last year. As a percent of sales, gross margin was 44.5% compared to 47.7% last year. The decline was due mainly to the following: increased trade promotional spending and consumer coupon redemption expenses which are classified as deductions from sales; the continuing mix shift in U. S. soup towards ready-to-serve products; the cost of quality improvements across a number of products; and costs associated with the Australian manufacturing reconfiguration.

Marketing and Selling Expenses

Marketing and selling expenses increased from $245 million in fiscal 2001 to $313 million in fiscal 2002. As a percent of sales, Marketing and selling expenses increased to 17% from 14% in the prior year. The increase is primarily due to higher advertising investments, principally in U.S. soup and North America sauces.

Administrative Expenses

Administrative expenses were relatively flat as a percent of sales compared to last year.

Operating Earnings

Segment operating earnings decreased 22% for the second quarter versus the prior year. As a percent of sales, operating earnings declined from approximately 28% in fiscal 2001 to 21% in fiscal 2002 reflecting the decline in gross margin as a percent of sales and increased advertising costs.

An analysis of operating earnings by reportable segment follows:

(millions)	2002	2001	% Change

North America Soup and Away From Home	$216	$294	(27)%

North America Sauces and Beverages	65	89	(27)

Biscuits and Confectionery	76	89	(15)

International Soup and Sauces	28	19	47

Subtotal	385	491	(22)

Corporate	(33)	(31)

	$352	$460	(23)%

Earnings from North America Soup and Away From Home declined 27% due to planned increases in trade and consumer promotion and advertising expenses, lower shipments of soup in the U.S., and costs of quality improvements. The focus of promotion and advertising investments was on ready-to-serve products, including Campbell’s Chunky and Campbell’s Select, and the new Campbell’s Supper Bakes.

The primary reason for the 27% decline in operating earnings in North America Sauces and Beverages was an increase in total marketing support, principally on Prego pasta bake sauce, Pace and V8 vegetable juices, partially offset by higher shipments of these products.

Earnings from Biscuits and Confectionery declined 15% as reported, 10% excluding costs associated with the Australian manufacturing reconfiguration, and 8% excluding the impact of currency and the reconfiguration costs. The decline was attributed to increased marketing support across all businesses and a decline in sales and earnings at Godiva, partially offset by higher volumes at Pepperidge Farm and Arnotts.

The 47% increase in earnings from International Soup and Sauces was due to the European acquisition. The European dry soup and sauce business, acquired in the fourth quarter fiscal 2001, is meeting expectations despite some initially weak marketplace performance. Excluding the impact of the acquisition and currency, operating earnings declined 31% reflecting lower sales in the United Kingdom soup and sauces business and increased marketing support.

Non-Operating Items

Net interest expense was $45 million compared to $49 million last year. Higher interest expense from higher debt levels due to the European acquisition completed in the fourth quarter fiscal 2001 was more than offset by lower short-term rates.

The effective tax rate was 33.9% compared to 34.1% last year.

SIX MONTHS

Sales

Sales for the six months increased 6% to $3.54 billion from $3.34 billion last year. The change in net sales was attributed to a 5% increase from the European acquisition (which closed in the fourth quarter of fiscal 2001), a 3% increase from volume/mix, a 1% increase from higher selling prices, offset by a 2% decrease due to higher trade promotion and consumer coupon redemption expenses and a 1% decline due to currency. Wet soup shipments were even with the same period last year in the U.S., and up 7% in the international business, resulting in a 2% increase worldwide.

An analysis of net sales by reportable segment follows:

(millions)	2002	2001	% Change

North America Soup and Away From Home	$1,618	$1,626	(0)%

North America Sauces and Beverages	632	613	3

Biscuits and Confectionery	807	792	2

International Soup and Sauces	482	305	58

	$3,539	$3,336	6%

North America Soup and Away From Home reported flat sales with the prior year. Volume/mix contributed to an increase of 2%, which was totally offset by an increase in trade and consumer coupon redemption expenses. Shipments of condensed products declined 7%, while shipments of ready-to-serve products increased 9%, driven by double-digit volume gains in Campbell’s Chunky and Campbell’s Select. The ready-to-serve performance was driven by increased marketing and product improvements. Swanson broth shipments increased 5% over the prior year. The introduction of Campbell’s Supper Bakes in the fourth quarter of fiscal 2001 contributed to segment volume growth in the first half. Away From Home sales were approximately even with last year, while Canada reported volume gains.

North America Sauces and Beverages reported a 3% increase in sales due to a 5% increase in volume/mix offset by a 2% decrease due to increased trade and consumer coupon redemption expenses. The volume increase was driven by Prego pasta bake sauce, introduced in the fourth quarter fiscal 2001, and Pace Mexican sauces. V8 Splash continued to show weak performance compared to last year.

Biscuits and Confectionery reported a 2% increase in sales due to a 4% increase in volume/mix, a 1% increase from higher selling prices, offset by a 1% decrease due to increased trade and consumer coupon redemption expenses and a 2% decline from currency. Pepperidge Farm reported sales increases across its portfolio. New product introductions such as Dessert Bliss cookies and Goldfish sandwich crackers contributed to the growth. Arnotts in Australia also contributed to the increase in sales. Godiva sales were negatively impacted by the events of September 11 and weakness in the U.S. economy.

The 58% increase in International Soup and Sauces sales was due primarily to the European acquisition which was completed in the fourth quarter of fiscal 2001. The base business net sales were even with year ago as sales softness in the United Kingdom in soup and sauces was partially offset by growth at Liebig in France and in soup and broth in Australia.

Gross Margin

Gross margin, defined as net sales less cost of products sold, increased $2 million year-to-date. As a percent of sales, gross margin was 44.2% compared to 46.8% last year. The decline was due mainly to the following: increased trade promotional spending and consumer coupon redemption expenses which are classified as deductions from sales; the continued mix shift in U.S. soup towards ready-to-serve products; the cost of quality improvements across a number of products; and costs associated with the Australian manufacturing reconfiguration.

Marketing and Selling Expense

Marketing and selling expenses increased from $478 million in fiscal 2001 to $591 million in fiscal 2002. The increase is due to higher advertising investments across the portfolio, particularly in U.S. soup and sauces, and the impact of the European acquisition. As a percent of sales, Marketing and selling expenses increased to approximately 17% from 14% last year.

Administrative Expenses

Administrative expenses increased by approximately 20% primarily due to costs associated with the previously announced infrastructure enhancements and the impact of the European acquisition.

Other Expenses

Other expenses increased slightly versus last year primarily due to increases in incentive compensation costs.

Operating Earnings

Segment operating earnings decreased 17% versus the prior year. As a percent of sales, operating earnings declined from approximately 26% in fiscal 2001 to 21% in fiscal 2002, reflecting the decline in gross margin as a percent of sales, increased advertising costs and increased administrative expenses. An analysis of operating earnings by segment follows:

(millions)	2002	2001	% Change

North America Soup and Away From Home	$445	$552	(19)%

North America Sauces and Beverages	124	161	(23)

Biscuits and Confectionery	110	134	(18)

International Soup and Sauces	51	33	55

Subtotal	730	880	(17)

Corporate	(64)	(57)

	$666	$823	(19)%

The 19% decrease in earnings from North America Soup and Away From Home was due to planned increases in trade, consumer promotion, and advertising expenses and costs of quality improvements. The focus of promotion and advertising investments was on ready-to-serve products, including Campbell’s Chunky and Campbell’s Select, and the new Campbell’s Supper Bakes.

The primary reason for the 23% decline in operating earnings in North America Sauces and Beverages was an increase in total marketing support, principally on Prego pasta bake sauce, Pace and V8 vegetable juices. These investments were partially offset by higher shipments of these products.

Earnings from Biscuits and Confectionery declined 18% as reported, 12% excluding costs associated with the Australian manufacturing reconfiguration, and 10% excluding the impact of currency and the reconfiguration costs. The decline was attributed to increased marketing support across all businesses and a decline in sales and earnings at Godiva, partially offset by higher shipments at Pepperidge Farm and Arnotts.

The 55% increase in earnings from International Soup and Sauces was due to the European acquisition. The European dry soup and sauces business, acquired in the fourth quarter fiscal 2001, is meeting expectations despite some initially weak marketplace performance. Excluding the impact of the acquisition, operating earnings declined 23%, reflecting lower sales in the United Kingdom soup and sauces business and the planned increases in marketing support.

Corporate expenses increased $7 million due principally to higher incentive compensation costs.

Non-operating Items

Net interest expense decreased to $98 million from $101 million in the prior year. Higher interest expense due to increased debt levels following the fourth quarter fiscal 2001 European acquisition was more than offset by lower short-term rates.

The effective tax rate was 34.2% for both fiscal 2002 and 2001.

Restructuring Programs

A restructuring charge of $10 million ($7 million after tax) was recorded in the fourth quarter fiscal 2001 for severance costs associated with the reconfiguration of the manufacturing network of Arnotts in Australia. Costs of approximately $7 million ($5 million after tax) were recorded in the six months ended January 27, 2002 as Cost of products sold, representing accelerated depreciation on assets to be taken out of service. This program is designed to drive greater manufacturing efficiency and will result in the closure of the Melbourne plant. The company expects to incur additional pre-tax costs of $12 - $15 million during the remainder of fiscal 2002 for accelerated depreciation, employee benefit costs and other one-time expenses related to this program. In the second quarter ended January 27, 2002, the company recorded an additional $1 million restructuring charge related to planned severance activities. The expected net cash outflows related to this program will not have a material impact on the company’s liquidity. As a result of this reconfiguration, the company expects annual pre-tax cost savings of approximately $10 million, beginning in fiscal 2003. Approximately 550 jobs will be eliminated due to the plant closure.

Liquidity and Capital Resources

The company generated cash from operations of $491 million compared to $744 million last year. This decrease reflects the increase in marketing programs and a recovery of working capital balances from very low levels as of July 2001.

Capital expenditures were $61 million, a decrease from $62 million last year. As previously announced, capital expenditures are expected to be approximately $300 million in fiscal 2002 due to planned process improvements, product quality enhancements and innovation.

Acquisition spending, as presented on the Statements of Cash Flows, represents a purchase price adjustment related to the May 2001 European acquisition.

The company did not purchase shares in the quarter since the strategic share repurchase plan was suspended in 2001. During the six months ended January 28, 2001, the company purchased 13.4 million shares.

In September 2001, the company issued $300 million seven-year 5.875% fixed-rate notes. The proceeds were used to repay short-term borrowings. While planning for the issuance of these notes, the company entered into interest rate swaps with a notional value of approximately $138 million that effectively fixed a portion of the interest rate on the debt prior to issuance. These contracts were settled at a loss of approximately $4 million upon issuance of the notes. This loss is being amortized over the life of the notes. In conjunction with the issuance of these notes, the company also entered into a $75 million seven-year interest rate swap that converts the fixed-rate debt to variable.

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

In January 2002, the company repaid $300 million of variable-rate notes due December 2003. The notes were repaid with lower cost short-term borrowings.

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

The company believes that foreseeable liquidity and capital resource requirements are expected to be met through anticipated cash flows from operations, management of working capital, and borrowings supported by existing committed credit facilities, including commercial paper. The company believes that its sources of financing are adequate to meet its liquidity and capital resource requirements. The cost and terms of any future financing arrangement depend on the market conditions and the company’s financial position at that time.

The following table represents significant long-term cash obligations:
(U.S. $ equivalents in millions)

	Contractual Payments Due by Fiscal Year

			2003 -	2006 -
	Total	2002	2005	2007	Thereafter

Debt Obligations*	$3,810	$1,156	$1,129	$305	$1,220

Purchase Commitments**	2,347	339	987	618	403

Operating Leases	255	51	106	44	54

Total Long-Term Cash Obligations	$6,412	$1,546	$2,222	$967	$1,677

*	Includes capital lease obligations totaling $9 million
**	Represents certain long-term supply and service agreements.

At January 27, 2002, the company had $1,456 million of notes payable due within one year and $42 million of standby letters of credit issued on behalf of the company, which are supported by $1.8 billion of committed revolving credit facilities. The company is in compliance with the covenants contained in its revolving credit facilities and debt securities.

The company enters into other commitments, such as operating lease commitments, surety bonds, and long-term purchase arrangements, in the ordinary course of business. Operating leases are primarily entered into for warehouse and office facilities, retail store space, and certain equipment. Purchase commitments relate to the procurement of ingredients, supplies, machinery and equipment and services. These commitments are not expected to have a material impact on liquidity.

The company guarantees approximately $70 million of bank loans to Pepperidge Farm independent sales distributors which are secured by their distribution routes purchased from the company.

Critical Accounting Policies/Estimates

On December 12, 2001, the Securities and Exchange Commission issued Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies.” Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates. In response to the Release, management reviewed the company’s accounting principles. The following areas all require the use of judgments and estimates: the valuation of long-lived assets, deferred income taxes, pension and postretirement benefits, marketing accruals, and inventories. Estimates in each of these areas are based on historical experience and various assumptions that the company believes are appropriate. Actual results may differ from these estimates. The company’s accounting practices are discussed in more detail in the Annual Report on Form 10-K for fiscal 2001. Additional information with respect to the valuation of long-lived assets is discussed under the New Accounting Pronouncements section.

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

The company is currently evaluating the impact of the new standards. The total after-tax amortization expense related to goodwill and other intangible assets was approximately $27 million for the period ended January 27, 2002 and $18 million for the period ended January 29, 2001. The company will adopt Statement No. 142 in the first quarter fiscal 2003.

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

Recent Developments

On February 13, 2002, the company issued a press release announcing results for the second quarter fiscal 2002 and commented on the outlook for earnings per share for the third quarter of fiscal 2002 and for the full year. In that release, the company maintained its previous earnings estimates of approximately $1.30 per share for fiscal 2002 (excluding the impact of the Australian reconfiguration), and announced that it expects diluted earnings of between $0.21 and $0.24 per share for the third quarter of fiscal 2002 (excluding the impact of the Australian reconfiguration).

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

The company wishes to caution the reader that the following important factors, and those important factors described elsewhere in the commentary, or in other Securities and

Exchange Commission filings of the company, could affect the company’s actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, the company:

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

PART II.

ITEM 1. LEGAL PROCEEDINGS

As previously reported, ten purported class action lawsuits were commenced against the company and certain of its officers in the United States District Court for the District of New Jersey. The lawsuits were subsequently consolidated, and an amended consolidated complaint was filed alleging, among other things, that the company and certain of its officers misrepresented the company’s financial condition between September 8, 1997 and January 8, 1999, by failing to disclose alleged shipping and revenue recognition practices in connection with the sale of certain company products at the end of the company’s fiscal quarters in violation of Section 10 (b) and 20 (a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The actions seek compensation and other damages, and costs and expenses associated with the litigation. The company believes the action is without merit and intends to defend the case vigorously.

As also previously reported, the United States Environmental Protection Agency (the “EPA”) sent the company a special notice letter dated September 28, 2000 relating to the Puente Valley Operable Unit of the San Gabriel Valley Superfund Sites, Los Angeles County, California (the “Superfund Site”) for property located at 125 N. Orange Avenue, Industry, California, advising that the EPA considers the company to be a potentially responsible party due to the alleged release or threatened release of hazardous substances, and therefore, potentially responsible for the costs incurred in connection with contamination at the Superfund Site. Although the impact of this proceeding cannot be predicted at this time due to the large number of other potentially responsible parties and the uncertainty involved in estimating the cost of clean-up, the ultimate disposition is not expected to have a material effect on the consolidated results of operations, financial position, or cash flows of the company.

On March 30, 1998, the company effected a spinoff of several of its non-core businesses to Vlasic Foods International Inc. (“VFI”). VFI and several of its affiliates (collectively, “Vlasic”) commenced cases under Chapter 11 of the Bankruptcy Code on January 29, 2001 in the United States Bankruptcy Court for the District of Delaware. Vlasic’s Second Amended Joint Plan of Distribution under Chapter 11 (the “Plan”) was confirmed by an order of the Bankruptcy Court dated November 16, 2001, and became effective on or about November 29, 2001. The Plan provides for the assignment of various causes of action allegedly belonging to the Vlasic estates, including claims against the company allegedly arising from the spinoff, to VFB LLC, a limited liability company (“VFB”) whose membership interests are to be distributed under the Plan to Vlasic’s general unsecured creditors.

On February 19, 2002, after the end of the current reporting period, VFB commenced a lawsuit against the company and several of its subsidiaries in the United States District Court for the District of Delaware alleging, among other things, fraudulent conveyance, illegal dividends and breaches of fiduciary duty by Vlasic directors alleged to be under the company’s control. The lawsuit seeks to hold the company liable in an amount necessary to satisfy all unpaid claims against Vlasic (which VFB estimates in the complaint to be $250,000,000), plus unspecified exemplary and punitive damages. The company believes the action is without merit and intends to defend the case vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.	Campbell’s Annual Meeting of Shareowners was held on November 16, 2001.

b.	The matters voted upon and the results of the vote are as follows:

Election of Directors

	Number of Shares

Name	For	Withheld

Alva A. App	354,834,066	12,729,403

Edmund M. Carpenter	365,188,097	2,375,372

Douglas R. Conant	365,179,381	2,384,088

Bennett Dorrance	363,925,881	3,637,588

Thomas W. Field, Jr.	365,155,101	2,408,368

Kent B. Foster	354,942,404	12,621,065

Harvey Golub	365,172,919	2,390,550

David K.P. Li	365,193,736	2,369,733

Philip E. Lippincott	365,020,869	2,542,600

Mary Alice D. Malone	363,827,585	3,735,884

Charles H. Mott	365,050,737	2,512,732

Charles R. Perrin	365,113,864	2,449,605

George M. Sherman	365,184,929	2,378,540

Donald M. Stewart	354,922,292	12,641,177

George Strawbridge, Jr.	363,915,474	3,647,995

Charlotte C. Weber	363,838,198	3,725,271

Ratification of Appointment of PricewaterhouseCoopers LLP as Independent Accountants

	For	Against	Abstentions	Broker Non-Votes

Ratification of Appointment of Accountants	363,828,174	2,176,160	1,559,135	0

Shareowner Proposal Concerning Adoption of International Workers’ Rights Standards

	For	Against	Abstentions	Broker Non-Votes

Shareowner Proposal on International Workers’ Rights Standards	9,597,795	324,770,204	12,288,014	20,907,456

Shareowner Proposal Concerning a Report on Use of Genetically Engineered Foods

	For	Against	Abstentions	Broker Non-Votes

Shareowner Proposal on Genetically Engineered Foods	7,334,122	330,617,167	8,704,724	20,907,456

Shareowner Proposal Concerning the Nomination of Two Candidates for Each Open Board Position

	For	Against	Abstentions	Broker Non-Votes

Shareowner Proposal on Nomination of Board Candidates	3,269,813	340,604,360	2,781,840	20,907,456

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

None.

b.	Reports on Form 8-K

There were no reports on Form 8-K filed by the company during the second quarter ended January 27, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL SOUP COMPANY

Date: March 12, 2002	By:	/s/ Robert A. Schiffner

Robert A. Schiffner

Senior Vice President and

Chief Financial Officer

/s/ Ellen Oran Kaden

Ellen Oran Kaden

Senior Vice President –

Law and Government Affairs

INDEX TO EXHIBITS

Exhibit

None.