Form 10-Q
period 2002-04-28
CAMPBELL SOUP CO
filed 2002-06-11
CIK 16732

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 28, 2002	Commission File Number 1-3822

New Jersey State of Incorporation	21-0419870 I.R.S. Employer Identification No.

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

Yes ☑	No

There were 410,200,129 shares of Capital Stock outstanding as of June 6, 2002.

ITEM 1

PART I. FINANCIAL INFORMATION

CAMPBELL SOUP COMPANY CONSOLIDATED

Statements of Earnings

(unaudited)
(millions, except per share amounts)

	Three Months Ended		Nine Months Ended

	April	April	April	April
	28, 2002	29, 2001	28, 2002	29, 2001

Net sales	$1,371	$1,271	$4,910	$4,607

Costs and expenses

Cost of products sold	782	712	2,757	2,486

Marketing and selling expenses	246	208	837	686

Administrative expenses	94	75	299	246

Research and development expenses	17	15	52	44

Other expenses	42	24	108	85

Restructuring charges	—	—	1	—

Total costs and expenses	1,181	1,034	4,054	3,547

Earnings before interest and taxes	190	237	856	1,060

Interest, net	44	52	142	153

Earnings before taxes	146	185	714	907

Taxes on earnings	50	63	244	310

Net earnings	$96	$122	$470	$597

Per share — basic

Net earnings	$.23	$.30	$1.14	$1.44

Dividends	$.1575	$.225	$.4725	$.675

Weighted average shares outstanding — basic	410	410	410	415

Per share — assuming dilution

Net earnings	$.23	$.30	$1.14	$1.42

Weighted average shares outstanding — assuming dilution	411	411	411	420

See Notes to Financial Statements

CAMPBELL SOUP COMPANY CONSOLIDATED

Balance Sheets

(unaudited)
(millions, except per share amounts)

	April	July
	28, 2002	29, 2001

Current assets

Cash and cash equivalents	$27	$24

Accounts receivable	432	442

Inventories	532	597

Other current assets	142	158

Total current assets	1,133	1,221

Plant assets, net of depreciation	1,595	1,637

Intangible assets, net of amortization	2,440	2,451

Other assets	621	618

Total assets	$5,789	$5,927

Current liabilities

Notes payable	$1,164	$1,806

Payable to suppliers and others	461	582

Accrued liabilities	543	450

Dividend payable	65	92

Accrued income taxes	257	190

Total current liabilities	2,490	3,120

Long-term debt	2,430	2,243

Nonpension postretirement benefits	326	336

Other liabilities, including deferred income taxes of $301 and $303	463	475

Total liabilities	5,709	6,174

Shareowners’ equity

Preferred stock; authorized 40 shares; none issued	—	—

Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20

Capital surplus	326	314

Earnings retained in the business	4,927	4,651

Capital stock in treasury, at cost	(4,897)	(4,908)

Accumulated other comprehensive loss	(296)	(324)

Total shareowners’ equity	80	(247)

Total liabilities and shareowners’ equity	$5,789	$5,927

See Notes to Financial Statements

CAMPBELL SOUP COMPANY CONSOLIDATED

Statements of Cash Flows

(unaudited)
(millions)

	Nine Months Ended

	April	April
	28, 2002	29, 2001

Cash flows from operating activities:

Net earnings	$470	$597

Non-cash charges to net earnings

Depreciation and amortization	229	188

Deferred income taxes	(10)	(8)

Other, net	46	28

Changes in working capital

Accounts receivable	16	35

Inventories	68	102

Other current assets and liabilities	10	(8)

Net cash provided by operating activities	829	934

Cash flows from investing activities:

Purchases of plant assets	(112)	(103)

Sales of plant assets	4	7

Business acquired	(15)	—

Sales of business	3	—

Other, net	(11)	(17)

Net cash used in investing activities	(131)	(113)

Cash flows from financing activities:

Long-term borrowings	1,100	1,028

Repayments of long-term borrowings	(628)	—

Short-term borrowings	618	828

Repayments of short-term borrowings	(1,567)	(1,790)

Dividends paid	(221)	(281)

Treasury stock purchases	—	(618)

Treasury stock issuances	7	14

Other, net	(1)	—

Net cash used in financing activities	(692)	(819)

Effect of exchange rate changes on cash	(3)	(8)

Net change in cash and cash equivalents	3	(6)

Cash and cash equivalents — beginning of period	24	27

Cash and cash equivalents — end of period	$27	$21

See Notes to Financial Statements

CAMPBELL SOUP COMPANY CONSOLIDATED

Statements of Shareowners’ Equity

(unaudited)
(millions, except per share amounts)

	Capital stock
						Earnings	Accumulated
	Issued		In treasury			retained	other	Total
					Capital	in the	comprehensive	shareowners'
	Shares	Amount	Shares	Amount	surplus	business	loss	equity

Balance at July 30, 2000	542	$20	(121)	$(4,373)	$344	$4,373	$(227)	$137

Comprehensive income (loss)

Net earnings						597		597

Foreign currency translation adjustments							(95)	(95)

Dividends ($.675 per share)						(279)		(279)

Repurchase of shares under forward stock purchase contracts			(11)	(521)				(521)

Treasury stock purchased			(3)	(97)				(97)

Treasury stock issued under management incentive and stock option plans			2	70	(31)			39

Balance at April 29, 2001	542	$20	(133)	$(4,921)	$313	$4,691	$(322)	$(219)

Balance at July 29, 2001	542	$20	(133)	$(4,908)	$314	$4,651	$(324)	$(247)

Comprehensive income (loss)

Net earnings						470		470

Foreign currency translation adjustments							31	31

Fair value changes in hedge derivatives							(3)	(3)

Dividends ($.4725 per share)						(194)		(194)

Treasury stock purchased			—	—				—

Treasury stock issued under management incentive and stock option plans			1	11	12			23

Balance at April 28, 2002	542	$20	(132)	$(4,897)	$326	$4,927	$(296)	$80

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

Total comprehensive income for the three months ended April 28, 2002 and April 29, 2001 was $141 and $79, respectively. Total comprehensive income for the nine months ended April 28, 2002 and April 29, 2001 was $498 and $502, respectively. Accumulated other comprehensive loss, as reflected in the Statements of Shareowners’ Equity, primarily consists of the cumulative foreign currency translation adjustment and a cumulative loss of approximately $3 related to the fair value of various cash-flow hedges. At April 29, 2001, a cumulative net gain on cash-flow hedges existed, but was immaterial. See note (h) for a description of derivative activity.

(c)	Earnings Per Share

For the periods presented in the Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution includes the incremental effect of stock options. For the nine months ended April 29, 2001, the weighted average shares outstanding assuming dilution also include the incremental effect of approximately four million shares under forward stock purchase contracts, which were settled on December 12, 2000.

(d)	Recently Adopted Accounting Pronouncements

In the fourth quarter fiscal 2001, the company adopted the Emerging Issues Task Force (EITF) consensus on Issue No. 00-10 “Accounting for Shipping and Handling Fees and Costs.” In the first quarter fiscal 2002, the company adopted EITF Issue No. 00-14 “Accounting for Certain Sales Incentives” and Issue No. 00-25 “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” as codified by Issue No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.” Under these Issues, the EITF concluded that certain consumer and trade sales promotion expenses, such as coupon redemption costs, cooperative advertising programs, new product introduction fees, feature price discounts and in-store display incentives, should be classified as a reduction of sales rather than as marketing expenses. The adoption of these Issues resulted in the following reclassifications to the three and nine month periods ended April 29, 2001: Net sales were reduced by $168 and $567, respectively; Cost of products sold was increased by $45 and $150, respectively; and Marketing and selling expenses were reduced by $213 and $717, respectively. These reclassifications had no impact on net earnings.

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

April 28, 2002

		Earnings	Depreciation
Three Months		Before Interest	and	Capital
Ended	Net Sales	and Taxes	Amortization	Expenditures

North America Soup and Away From Home	$516	$108	$18	$18

North America Sauces and Beverages	276	56	13	11

Biscuits and Confectionery	357	40	24	15

International Soup and Sauces	222	19	15	4

Corporate and Eliminations	—	(33)	12	3

Total	$1,371	$190	$82	$51

		Earnings	Depreciation
Nine Months		Before Interest	and	Capital	Segment
Ended	Net Sales	and Taxes	Amortization	Expenditures	Assets

North America Soup and Away From Home	$2,134	$553	$50	$31	$1,179

North America Sauces and Beverages	908	180	39	19	1,195

Biscuits and Confectionery	1,164	150	74	44	1,250

International Soup and Sauces	704	70	41	12	1,526

Corporate and Eliminations	—	(97)	25	6	639

Total	$4,910	$856	$229	$112	$5,789

April 29, 2001

		Earnings	Depreciation
Three Months		Before Interest	and	Capital
Ended	Net Sales	and Taxes	Amortization	Expenditures

North America Soup and Away From Home	$512	$132	$16	$13

North America Sauces and Beverages	278	72	13	7

Biscuits and Confectionery	341	43	22	17

International Soup and Sauces	140	14	7	3

Corporate and Eliminations	—	(24)	6	1

Total	$1,271	$237	$64	$41

		Earnings	Depreciation
Nine Months		Before Interest	and	Capital	Segment
Ended	Net Sales	and Taxes	Amortization	Expenditures	Assets

North America Soup and Away From Home	$2,138	$684	$49	$30	$1,183

North America Sauces and Beverages	891	233	39	16	1,210

Biscuits and Confectionery	1,133	177	63	44	1,226

International Soup and Sauces	445	47	19	8	556

Corporate and Eliminations	—	(81)	18	5	657

Total	$4,607	$1,060	$188	$103	$4,832

Historical information of the reporting segments, including reclassifications as described in note (d), is as follows:

Net Sales:

	—Quarter Ended—	——————Fiscal Year End——————
	July 29, 2001	July 29, 2001	July 30, 2000

North America Soup and Away From Home	$394	$2,532	$2,434

North America Sauces and Beverages	270	1,161	1,156

Biscuits and Confectionery	313	1,446	1,391

International Soup and Sauces	187	632	622

Other	—	—	23

Total	$1,164	$5,771	$5,626

Earnings Before Interest and Taxes:

	—Quarter Ended—	——————Fiscal Year End——————
	July 29, 2001	July 29, 2001	July 30, 2000

North America Soup and Away From Home	$90	$774	$768

North America Sauces and Beverages	62	295	309

Biscuits and Confectionery	20	197	206

International Soup and Sauces	4	51	64

Unallocated Corporate Expenses	(42)	(123)	(82)

Total	$134	$1,194	$1,265

(f)	Inventories

	April 28, 2002	July 29, 2001

Raw materials, containers and supplies	$176	$216

Finished products	356	381

	$532	$597

Approximately 57% of inventory in fiscal 2002 and 61% of inventory in fiscal 2001 is accounted for on the last in, first out (LIFO) method of determining cost. If the first in, first out inventory valuation method had been used exclusively, inventories would not differ materially from the amounts reported at April 28, 2002 and July 29, 2001.

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

On March 19, 2002, the company issued $300 five-year 5.50% fixed-rate notes. The proceeds were used to repay $228 variable-rate notes due in December 2003 and short-term borrowings.

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

In connection with the two-year notes issued in October 2001, the company entered into a two-year interest rate swap that converts $300 of the variable-rate debt to fixed. The fair value of this swap was not material as of April 28, 2002.

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

In connection with the $300 seven-year notes issued in September 2001, the company entered into a seven-year interest rate swap that converts $75 of the fixed-rate debt to variable. In connection with the $300 five-year notes issued in March 2002, the company entered into a five-year interest rate swap that converts $100 of the fixed-rate debt to variable. The notional amounts of all outstanding fair-value interest rate swaps at April 28, 2002 totaled $425 with a maximum maturity date of February 2011. The fair value of such instruments was a gain of $12 as of April 28, 2002.

Foreign Currency Contracts

The company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The company utilizes foreign currency forward purchase and sale contracts, options and cross-currency swaps in order to manage the volatility associated with third party or intercompany foreign currency transactions in the normal course of business.

Foreign currency forward contracts typically have maturities of less than one year. The maximum maturity date of any cross-currency swap contract is nine years. Principal currencies include the euro, British pound, Australian dollar, Canadian dollar, Japanese yen and Swedish krona.

Qualifying forward exchange and cross-currency swap contracts are accounted for as cash-flow hedges when the hedged item is a forecasted transaction or when future cash flows related to a recognized asset or liability are expected to be received or paid. Gains and losses on these instruments are recorded in Other comprehensive income/(loss) until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from Accumulated other comprehensive income/(loss) to the Statement of Earnings on the same line item as the underlying transaction. The assessment of effectiveness for contracts is based on changes in the spot rates and the change in the time value of options is reported in earnings. The fair value of these instruments was a loss of $14 at April 28, 2002.

Qualifying forward exchange contracts are accounted for as fair-value hedges when the hedged item is a recognized asset, liability or firm commitment. The fair value of such contracts was not material at April 28, 2002.

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

Other Contracts

The company is exposed to equity price changes related to certain employee compensation obligations. Swap contracts are utilized to hedge exposures relating to certain deferred employee compensation obligations linked to the total return of the Standard & Poor’s 500 Index and the total return of the company’s capital stock. The company pays a variable interest rate and receives the equity returns under these instruments. The notional value of the equity swap contracts, which mature in 2003, was $53 at April 28, 2002. These instruments are not designated as accounting hedges. Gains and losses are recorded in Other expense. The net liability recorded under these contracts at April 28, 2002 was $15.

As of April 28, 2002, the accumulated derivative loss in Other comprehensive income/(loss) was approximately $2, principally due to the fair value of the forward-starting interest rate swap contracts which were settled in September 2001. Reclassifications from Accumulated other comprehensive income/(loss) into the Statement of Earnings during the quarter ended April 28, 2002 were not material. Reclassifications during the remainder of fiscal year 2002 are not expected to be material. There were no discontinued cash-flow hedges during the quarter.

Other disclosures related to hedge ineffectiveness and gains/(losses) excluded from the assessment of hedge effectiveness have been omitted due to the insignificance of these amounts.

(i)	A restructuring charge of $10 ($7 after tax) was recorded in the fourth quarter fiscal 2001 for severance costs associated with the reconfiguration of the manufacturing network of Arnotts in Australia. Costs of approximately $13 ($9 after tax) were recorded in the nine month period ended April 28, 2002 as Cost of products sold, primarily representing accelerated depreciation on assets to be taken out of service. This program is expected to drive greater manufacturing efficiency and will result in the closure of the Melbourne plant. The company expects to incur additional pre-tax costs of approximately $6 — $10 over the next two fiscal quarters related to this program for accelerated depreciation, employee benefit costs and other one-time expenses. In the second quarter ended January 27, 2002, the company recorded an additional $1 restructuring charge related to planned severance actions. The expected net cash outflows related to this program will not have a material impact on the company’s liquidity. Approximately 550 jobs will be eliminated due to the plant closure.

A summary of restructuring reserves at April 28, 2002 and related activity is as follows:

	Accrued			Accrued
	Balance at	2002		Balance at
	July 29, 2001	Charge	Spending	April 28, 2002

Severance pay and benefits	$10	$1	$(5)	$6

(j)	Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 “Business Combinations” and Statement No. 142 “Goodwill and Other Intangible Assets.” In addition to requiring that all business combinations be accounted for under the purchase method, Statement No. 141 requires intangible assets that meet certain criteria to be recognized as assets apart from goodwill. The provisions of Statement No. 142 indicate that goodwill and indefinite life intangible assets should no longer be amortized, but rather be tested for impairment annually. Intangible assets with a finite life shall continue to be amortized over the estimated useful life. Statement No. 141 is effective for business combinations initiated after June 30, 2001. Statement No. 142 is effective for fiscal years beginning after December 15, 2001. The elimination of amortization is to be applied on a prospective basis and prior periods are not to be restated. However, the impact of amortization of goodwill and indefinite life intangible assets is to be disclosed for prior periods.

The company is currently evaluating the impact of the new standards. The total after-tax amortization expense related to goodwill and other intangible assets was approximately $16 for the three month period ended April 28, 2002 and $9 for the three month period ended April 29, 2001. After-tax amortization for the nine month periods then ended was $43 and $28, respectively. The company will adopt Statement No. 142 in the first quarter fiscal 2003.

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

In August 2001, the FASB issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The provisions of this Statement are effective for fiscal years beginning after December 15, 2001. The company is currently evaluating the impact of this Statement.

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

On February 19, 2002, VFB commenced a lawsuit against the company and several of its subsidiaries in the United States District Court for the District of Delaware alleging, among other things, fraudulent conveyance, illegal dividends and breaches of fiduciary duty by Vlasic directors alleged to be under the company’s control. The lawsuit seeks to hold the company liable in an amount necessary to satisfy all unpaid claims against Vlasic (which VFB estimates in the complaint to be $250), plus unspecified exemplary and punitive damages. The company believes the action is without merit and intends to defend the case vigorously.

ITEM 2.

CAMPBELL SOUP COMPANY CONSOLIDATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Overview

The company reported net earnings of $96 million for the quarter ended April 28, 2002 compared to $122 million in the comparable quarter a year ago. Diluted earnings per share declined to $.23 from $.30. Diluted earnings per share, excluding costs associated with the previously announced Australian manufacturing reconfiguration, were $.24. (All per share amounts included in Management’s Discussion and Analysis are presented on a diluted basis.) The lower earnings were a result of planned increases in infrastructure and marketing investments across major businesses, partially offset by lower interest expense.

For the nine months ended April 28, 2002, net earnings were $470 million compared to $597 million in the comparable period a year ago. Diluted earnings per share declined to $1.14 ($1.17 excluding the Australian manufacturing reconfiguration) from $1.42 in fiscal 2001. Excluding the impact of the Australian manufacturing reconfiguration, net earnings were $480 million, a decline of 20% versus the nine months ended April 29, 2001. Lower earnings were primarily a result of planned increases in marketing investments across the portfolio and increased administrative expenses in line with the company’s transformation plan announced in July 2001.

Certain reclassifications were made to the financial statements to comply with new accounting standards. In the fourth quarter of fiscal 2001, the company adopted the Emerging Issues Task Force (EITF) consensus on Issue No. 00-10 “Accounting for Shipping and Handling Fees and Costs.” In the first quarter ended October 28, 2001, the company adopted EITF Issue No. 00-14 “Accounting for Certain Sales Incentives” and Issue No. 00-25 “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” as codified by Issue No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.” Under these Issues, the EITF concluded that certain consumer and trade sales promotion expenses, such as coupon redemption costs, cooperative advertising programs, new product introduction fees, feature price discounts and in-store display incentives, should be classified as a reduction of sales rather than as marketing expenses. The adoption of these issues resulted in the following reclassifications to the three and nine month periods ended April 29, 2001: Net sales were reduced by $168 million and $567 million, respectively; Cost of products sold was increased by $45 million and $150 million, respectively; and Marketing and selling expenses were reduced by $213 million and $717 million, respectively. As reclassifications, these changes had no impact on net earnings.

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

THIRD QUARTER

Sales

Sales in the quarter increased 8% to $1.37 billion from $1.27 billion last year. The net change in sales was due to a 7% increase from the European acquisition (which closed in the fourth quarter of fiscal 2001) and a 1% increase from higher selling prices. Base volume and mix were flat. Wet soup shipments compared to one year ago were up 2% in the U.S. and down 3% in international, resulting in flat worldwide shipments.

An analysis of net sales by segment follows:

(millions)	2002	2001	% Change

North America Soup and Away From Home	$516	$512	1%

North America Sauces and Beverages	276	278	(1)

Biscuits and Confectionery	357	341	5

International Soup and Sauces	222	140	59

	$1,371	$1,271	8%

The 1% sales increase in North America Soup and Away From Home was primarily due to a 1% increase in volume/mix. U.S. wet soup shipments increased 2%. Condensed soup volume declined 3%, while ready-to-serve soup shipments increased 9%. The ready-to-serve volume growth was driven by improvements on Campbell’s Select and new varieties of Campbell’s Chunky. Swanson broth shipments were down 3% versus the prior year due to lower promotional spending and increased competitive promotion. Away From Home sales increased over the prior year led by solid soup sales performance in both chain accounts and in traditional foodservice outlets. Canada reported sales growth by all businesses, particularly soup.

The 1% sales decrease in North America Sauces and Beverages was primarily due to volume declines. The base Prego sauce business was soft due to aggressive competitive promotions. Prego pasta bake sauce, introduced in the fourth quarter last year, contributed to a volume increase. Franco-American volume declined double-digits as a result of competitive trade programs, while Pace Mexican sauces and V8 vegetable juice reported volume growth in response to advertising and consumer promotion. V8 Splash juice beverages continued to decline.

Biscuits and Confectionery reported a 5% increase in sales due to a 3% increase in volume, a 2% increase from higher selling prices and decreased trade and consumer coupon redemption expenses. Sales were up in all businesses. Pepperidge Farm reported solid volume gains due to product innovation in the cookie and cracker business with the introduction of Dessert Bliss cookies and Goldfish sandwich crackers, as well as strong sales of Milano cookies. Arnotts reported volume gains driven by the new line of rice-based snack products introduced under the Rix label, and new premium Emporio biscuits. Godiva’s sales increased in the quarter due to new global store openings and strong comparable store sales in Japan. Godiva’s North America comparable store sales continued to track below last year, a trend which began following the events of September 11th.

The significant increase in sales in International Soup and Sauces was due primarily to the European acquisition in the fourth quarter fiscal 2001, which resulted in a 64% increase. The base business declined 5%, or 3% excluding the negative impact of currency. The base business performance was due to sales softness in the United Kingdom soup and sauces business.

Gross Margin

Gross margin, defined as net sales less cost of products sold, increased $30 million in the quarter as compared to last year. As a percent of sales, gross margin was 43% compared to 44% last year. The percentage decline was due mainly to the continuing mix shift in U.S. soup towards ready-to-serve products, the cost of quality improvements across a number of products, and costs associated with the Australian manufacturing reconfiguration.

Marketing and Selling Expenses

Marketing and selling expenses increased from $208 million in fiscal 2001 to $246 million in fiscal 2002. As a percent of sales, Marketing and selling expenses increased to 18% from 16% in the prior year. The increase is primarily due to the impact of the European acquisition, higher marketing investments in U.S. soups and sauces, and selling infrastructure investments.

Administrative Expenses

As a percent of sales, administrative expenses increased from 6% to 7% compared to last year, due to infrastructure investments.

Operating Earnings

Segment operating earnings decreased 15% for the third quarter versus the prior year. As a percent of sales, operating earnings declined from approximately 21% in fiscal 2001 to 16% in fiscal 2002, reflecting the decline in gross margin as a percent of sales and increased marketing and selling costs.

An analysis of operating earnings by reportable segment follows:

(millions)	2002	2001	% Change

North America Soup and Away From Home	$108	$132	(18)%

North America Sauces and Beverages	56	72	(22)

Biscuits and Confectionery	40	43	(7)

International Soup and Sauces	19	14	36

Subtotal	223	261	(15)

Corporate	(33)	(24)

	$190	$237	(20)%

Earnings from North America Soup and Away From Home declined 18% due primarily to planned increases in marketing and infrastructure investments and costs of quality improvements.

The 22% decline in operating earnings in North America Sauces and Beverages was primarily due to an increase in total marketing support, principally on Prego pasta bake sauce, Pace and V8 vegetable juices, and lower shipments.

Earnings from Biscuits and Confectionery declined 7% as reported, and increased 5% excluding costs associated with the Australian manufacturing reconfiguration. The increase excluding the Australian manufacturing reconfiguration costs was due to the sales volume growth across the businesses, offset partially by lower same store sales at Godiva.

The 36% increase in earnings from International Soup and Sauces was driven by the European acquisition. The European dry soup and sauces business, acquired in the fourth quarter fiscal 2001, is meeting expectations despite some initially weak marketplace performance. Excluding the impact of the acquisition and currency, operating earnings declined significantly, reflecting lower sales in the United Kingdom soup and sauces business, increased marketing investment across the portfolio, and increases in infrastructure investments.

Non-Operating Items

Net interest expense was $44 million compared to $52 million last year. Higher interest expense from higher debt levels due to the European acquisition completed in the fourth quarter fiscal 2001 was more than offset by lower short-term rates.

The effective tax rate was 34.2% compared to 34.1% last year.

NINE MONTHS

Sales

Sales for the nine months increased 7% to $4.91 billion from $4.61 billion last year. The change in net sales was attributed to a 6% increase from the European acquisition (which closed in the fourth quarter of fiscal 2001), a 2% increase from volume/mix, a 1% increase from higher selling prices, offset by a 1% decrease due to higher trade promotion and consumer coupon redemption expenses and a 1% decline due to currency. Wet soup shipments were even with the same period last year in the U.S., and up 2% in the international business, resulting in a 1% increase worldwide.

An analysis of net sales by reportable segment follows:

(millions)	2002	2001	% Change

North America Soup and Away from Home	$2,134	$2,138	—%

North America Sauces and Beverages	908	891	2

Biscuits and Confectionery	1,164	1,133	3

International Soup and Sauces	704	445	58

	$4,910	$4,607	7%

North America Soup and Away From Home reported flat sales with the prior year. Volume/mix contributed to an increase of 2%, which was offset by an increase in trade promotion and consumer coupon redemption expenses. Shipments of condensed products declined 6%, while shipments of ready-to-serve products increased 9%, driven by double-digit volume gains in Campbell’s Chunky and Campbell’s Select. The ready-to-serve performance was driven by increased marketing and product improvements. Swanson broth shipments increased 3% over the prior year. The introduction of Campbell’s Supper Bakes in the fourth quarter of fiscal 2001 also contributed to segment volume growth in the first nine months. Away From Home sales were approximately even with last year, while Canada reported volume gains.

North America Sauces and Beverages reported a 2% increase in sales due to a 3% increase in volume/mix, a 1% increase from higher selling prices and the impact of currency, offset by a 2% decrease due to increased trade promotion and consumer coupon redemption expenses. The volume increase was driven by Prego pasta bake sauce, introduced in the fourth quarter fiscal 2001, Pace Mexican sauces and V8 vegetable juice. V8 Splash juice beverages and Franco-American canned pasta continued to show weak performance compared to last year.

Biscuits and Confectionery reported a 3% increase in sales due to a 3% increase in volume/mix, a 1% increase from higher selling prices, offset by a 1% decrease due to currency. Pepperidge Farm reported sales increases across its portfolio. New product introductions such as Dessert Bliss cookies and Goldfish sandwich crackers contributed to the growth. Arnotts also contributed to the increase in sales driven by new product entries such as Emporio biscuits and Rix rice-based snack products. Godiva sales increased slightly over the prior year, despite same store sales declines in North America in the aftermath of September 11.

The 58% increase in International Soup and Sauces sales was due primarily to the European acquisition which was completed in the fourth quarter of fiscal 2001. The base business net sales declined 2% as compared to last year due to sales softness in the United Kingdom soup and sauces business offset by growth in Liebig soups in France, in Australian soup and broth, and soup and sauces in Belgium.

Gross Margin

Gross margin, defined as net sales less cost of products sold, increased $32 million year-to-date. As a percent of sales, gross margin was 43.8% compared to 46% last year. The decline was due mainly to the following: increased trade promotional spending and consumer coupon redemption expenses which are classified as deductions from sales; the continued mix shift in U.S. soup towards ready-to-serve products; the cost of quality improvements across a number of products; and costs associated with the Australian manufacturing reconfiguration.

Marketing and Selling Expenses

Marketing and selling expenses increased from $686 million in fiscal 2001 to $837 million in fiscal 2002. The increase is due to higher advertising investments across the portfolio, particularly in U.S. soup and sauces, and the impact of the European acquisition. As a percent of sales, Marketing and selling expenses increased to approximately 17% from 15% last year.

Administrative Expenses

Administrative expenses increased by approximately 22% primarily due to costs associated with the previously announced infrastructure enhancements and the impact of the European acquisition.

Other Expenses

Other expenses increased 27% versus last year primarily due to increased amortization expense related to the European acquisition.

Operating Earnings

Segment operating earnings decreased 16% versus the prior year. As a percent of sales, operating earnings declined from approximately 25% in fiscal 2001 to 19% in fiscal 2002, reflecting the decline in gross margin as a percent of sales, increased advertising costs, and increased administrative expenses. An analysis of operating earnings by segment follows:

(millions)	2002	2001	% Change
North America Soup and Away From Home	$553	$684	(19)%

North America Sauces and Beverages	180	233	(23)

Biscuits and Confectionery	150	177	(15)

International Soup and Sauces	70	47	49

Subtotal	953	1,141	(16)

Corporate	(97)	(81)

	$856	$1,060	(19)%

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

Earnings from Biscuits and Confectionery declined 15% as reported, 8% excluding costs associated with the Australian manufacturing reconfiguration, and 7% excluding the impact of currency and the reconfiguration costs. The decline was attributed to increased marketing support across all businesses and a decline in same store sales and earnings at Godiva, partially offset by higher shipments at Pepperidge Farm and Arnotts.

The 49% increase in earnings from International Soup and Sauces was driven by the European acquisition. The European dry soup and sauces business, acquired in the fourth quarter fiscal 2001, is meeting expectations despite some initially weak marketplace performance. Excluding the impact of the acquisition, operating earnings declined significantly, reflecting lower sales in the United Kingdom soup and sauces business and planned increases in marketing support and infrastructure investments.

Corporate expenses increased $16 million due principally to higher compensation expenses.

Non-operating Items

Net interest expense decreased to $142 million from $153 million in the prior year. Higher interest expense due to increased debt levels following the fourth quarter fiscal 2001 European acquisition was more than offset by lower short-term rates.

The effective tax rate was 34.2% for both fiscal 2002 and 2001.

Restructuring Programs

A restructuring charge of $10 million ($7 million after tax) was recorded in the fourth quarter fiscal 2001 for severance costs associated with the reconfiguration of the manufacturing network of Arnotts in Australia. Costs of approximately $13 million ($9 million after tax) were recorded in the nine months ended April 28, 2002 as Cost of products sold, representing primarily accelerated depreciation on assets to be taken out of service. This program is designed to drive greater manufacturing efficiency and will result in the closure of the Melbourne plant. The company expects to incur additional pre-tax costs of approximately $6 — $10 million over the next two fiscal quarters for accelerated depreciation, employee benefit costs and other one-time expenses related to this program. In the second quarter ended January 27, 2002, the company recorded an additional $1 million restructuring charge related to planned severance activities. The expected net cash outflows related to this program will not have a material impact on the company’s liquidity. As a result of this reconfiguration, the company expects annual pre-tax cost savings of approximately $10 million, beginning in fiscal 2003. Approximately 550 jobs will be eliminated due to the plant closure.

Liquidity and Capital Resources

The company generated cash from operations of $829 million compared to $934 million last year. This performance reflects lower net income, resulting from planned increases in marketing and infrastructure investments.

Capital expenditures were $112 million, an increase from $103 million last year. Capital expenditures are expected to be approximately $280 million in fiscal 2002 due to planned process improvements, product quality enhancements, the Australian plant reconfiguration, and the initiation of the construction of the new Pepperidge Farm bakery in Connecticut.

Acquisition spending, as presented on the Statements of Cash Flows, represents a purchase price adjustment related to the May 2001 European acquisition.

The company did not purchase shares in fiscal 2002 since the strategic share repurchase plan was suspended in 2001. During the nine months ended April 29, 2001, the company purchased approximately 14 million shares.

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

On March 19, 2002, the company issued $300 million five-year 5.50% fixed rate notes. The proceeds were used to repay $228 million variable-rate notes due in December 2003 and short-term borrowings. In connection with this issuance, the company entered into a five-year interest rate swap that converts $100 million of the fixed-rate debt to variable.

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

The following table represents significant long-term cash obligations:

(U.S. $ equivalents in millions)

	Contractual Payments Due by Fiscal Year

			2003 -	2006 -
	Total	2002	2005	2007	Thereafter

Debt Obligations*	$3,594	$864	$901	$607	$1,222

Purchase Commitments**	2,435	365	1,065	670	335

Operating Leases	285	54	120	51	60

Total Long-Term Cash Obligations	$6,314	$1,283	$2,086	$1,328	$1,617

*	Includes capital lease obligations totaling $9 million

**	Represents certain long-term supply and service agreements

At April 28, 2002, the company had $1,164 million of notes payable due within one year and $42 million of standby letters of credit issued on behalf of the company, which are supported by $1.8 billion of committed revolving credit facilities. The company is in compliance with the covenants contained in its revolving credit facilities and debt securities.

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

The company guarantees approximately $71 million of bank loans to Pepperidge Farm independent sales distributors which are secured by their distribution routes purchased from the company.

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

The company is currently evaluating the impact of the new standards. The total after-tax amortization expense related to goodwill and other intangible assets was approximately $43 million for the nine month period ended April 28, 2002 and $28 million for the nine month period ended April 29, 2001. The company will adopt Statement No. 142 in the first quarter fiscal 2003.

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

Recent Developments

On May 15, 2002, the company issued a press release announcing results for the third quarter fiscal 2002 and commented on the outlook for earnings per share for the full year. In that release, the company maintained its previous earnings estimates of approximately $1.30 per share for fiscal 2002 (excluding the impact of the Australian reconfiguration).

On June 4, 2002, the company announced that its Australian subsidiary, Arnott’s Biscuits Holdings Pty Ltd (“Arnott’s”), had agreed to make a cash offer of $2.00 per share (Australian) for all of the shares of Snack Foods Limited, a leader in the Australian salty snack category. Under the terms of the offer, Snack Foods Limited’s shareholders will also receive a dividend of 2.5 cents (Australian) per share, previously paid in October, from Snack Foods Limited. The acquisition will be in the form of an all-cash tender offer, and the total consideration of the shares would be approximately $255 million (Australian), or approximately $145 million (U.S.). Arnott’s offer will be subject to a number of conditions, including the tender of at least 90% of the outstanding shares in the offer and the approval of Australian antitrust and foreign investment authorities.

On June 7, 2002, the company filed a $1 billion shelf registration statement with the Securities and Exchange Commission to use for future offerings of debt securities. When the registration statement is declared effective, the company may issue debt securities from time to time, depending on market conditions. The company intends to use the proceeds to repay short-term debt, to reduce or retire other indebtedness or for other general corporate purposes.

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

As also previously reported, on March 30, 1998, the company effected a spinoff of several of its non-core businesses to Vlasic Foods International Inc. (“VFI”). VFI and several of its affiliates (collectively, “Vlasic”) commenced cases under Chapter 11 of the Bankruptcy Code on January 29, 2001 in the United States Bankruptcy Court for the District of Delaware. Vlasic’s Second Amended Joint Plan of Distribution under Chapter 11 (the “Plan”) was confirmed by an order of the Bankruptcy Court dated November 16, 2001, and became effective on or about November 29, 2001. The Plan provides for the assignment of various causes of action allegedly belonging to the Vlasic estates, including claims against the company allegedly arising from the spinoff, to VFB LLC, a limited liability company (“VFB”) whose membership interests are to be distributed under the Plan to Vlasic’s general unsecured creditors.

On February 19, 2002, VFB commenced a lawsuit against the company and several of its subsidiaries in the United States District Court for the District of Delaware alleging, among other things, fraudulent conveyance, illegal dividends and breaches of fiduciary duty by Vlasic directors alleged to be under the company’s control. The lawsuit seeks to hold the company liable in an amount necessary to satisfy all unpaid claims against Vlasic (which VFB estimates in the complaint to be $250,000,000), plus unspecified exemplary and punitive damages. The company believes the action is without merit and intends to defend the case vigorously.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

None.

b.	Reports on Form 8-K

There were no reports on Form 8-K filed by the company during the third quarter ended April 28, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL SOUP COMPANY

Date: June 11, 2002	By:	/s/ Robert A. Schiffner

Robert A. Schiffner Senior Vice President and Chief Financial Officer

/s/ Ellen Oran Kaden

Ellen Oran Kaden Senior Vice President – Law and Government Affairs

INDEX TO EXHIBITS

Exhibit

None.