Form 10-K
period 2002-07-28
CAMPBELL SOUP CO
filed 2002-10-11
CIK 16732

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 28, 2002	Commission File Number 1-3822

New Jersey State of Incorporation	21-0419870 I.R.S. Employer Identification No.

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

Yes ☑	No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

         As of September 24, 2002, the aggregate market value of capital stock held by non-affiliates of the Registrant was $4,846,726,255. There were 409,847,375 shares of capital stock outstanding as of September 24, 2002.

         Portions of the Annual Report to Shareowners for the fiscal year ended July 28, 2002 are incorporated by reference into Parts I and II. Portions of the Notice of Annual Meeting and Proxy Statement dated October 10, 2002, for the Annual Meeting of Shareowners to be held on November 22, 2002, are incorporated by reference into Part III.

PART I

Item 1. Business

The Company

Campbell Soup Company (“Campbell” or the “company”), together with its consolidated subsidiaries, is the world’s largest manufacturer and marketer of soups and a leading manufacturer of juice beverages, sauces, biscuits and confectionery products. Campbell was incorporated as a business corporation under the laws of New Jersey on November 23, 1922; however, through predecessor organizations, it traces its heritage in the food business back to 1869. The company’s principal executive offices are in Camden, New Jersey 08103-1799.

Through fiscal 2001, the company operated in three business segments: Soup and Sauces, Biscuits and Confectionery, and Away From Home. Beginning in fiscal 2002, the company changed its organizational structure such that operations are managed and reported in four segments: North America Soup and Away From Home, North America Sauces and Beverages, Biscuits and Confectionery, and International Soup and Sauces. The segments are discussed in greater detail below.

As previously reported, on July 27, 2001, the company announced a series of multi-year investment initiatives designated as the “transformation plan” aimed at strengthening the company’s position in the soup, sauces, beverages and indulgent snack categories, both in the United States and internationally. These initiatives continue, with a majority of the investment focused on the company’s U.S. soup business. The initiatives are designed to improve product quality, increase marketing and accelerate innovation. They have resulted in, among other things, increased spending on total marketing, capital improvements, systems infrastructure and research and development. The company expects to continue implementing these initiatives through fiscal year 2003 and beyond. For more information on the impact of these initiatives on the company’s financial condition and results of operations, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the company’s Consolidated Financial Statements (and the Notes thereto) at pages 23 through 49 of the company’s 2002 Annual Report to Shareowners for the fiscal year ended July 28, 2002 (“2002 Annual Report”), which is incorporated herein by reference.

On October 1, 2001, Pepperidge Farm, Incorporated, a leading provider of premium quality baked goods, cookies and crackers and one of the company’s wholly-owned subsidiaries, announced plans to build a new bakery in the greater Hartford area of Connecticut. The new facility will produce breads, rolls and stuffing to meet the demand for baked goods in the Northeastern United States. Construction of the new facility is progressing, and it is expected to start operations in 2003. The new facility will replace Pepperidge Farm’s existing Norwalk, Connecticut bakery.

On June 4, 2002, the company announced that its Australian subsidiary, Arnotts Biscuits Holdings Pty Ltd, had agreed to acquire by way of a cash tender offer all of the shares of Snack Foods Limited, a leader in the Australian salty snack category, for approximately $145 million. On July 30, 2002, the company announced that Arnotts Holding had received acceptances for more than 90 percent of the shares of Snack Foods. The tendered shares were purchased in August of 2002. Under Australian corporate law, once Arnott’s Holding acquired 90 percent of Snack Foods, it was entitled to acquire the remaining outstanding shares regardless of whether they were tendered into the offer. Arnotts

Holdings acquired the remaining outstanding shares on September 20, 2002 and now owns 100% of the outstanding shares of Snack Foods.

On June 28, 2002, the company announced that it has agreed to purchase Ireland’s second largest dry soup business, Erin Foods, from Greencore Group plc for approximately $26 million. The Erin Foods purchase agreement also includes William Rodgers Foods, a private label supplier in the United Kingdom. The acquisition closed on September 20, 2002.

See also “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the company’s Consolidated Financial Statements (and the Notes thereto) at pages 23 through 49 of the company’s 2002 Annual Report, which is incorporated herein by reference.

North America Soup and Away From Home

The North America Soup and Away From Home segment comprises the retail soup and Away From Home business in the U.S. and Canada. The U.S. retail business includes the Campbell’s brand condensed and ready-to-serve soups and Swanson broths. The segment includes the company’s total business in Canada, which comprises Habitant and Campbell’s soups, Prego pasta sauce and V8 juices. The Away From Home operations represent the distribution of products such as Campbell’s soups, Campbell’s specialty entrees, beverage products, other prepared foods and Pepperidge Farm through various food service channels.

North America Sauces and Beverages

The North America Sauces and Beverages segment includes Prego pasta sauces, Pace Mexican sauces, Franco-American canned pastas and gravies, V8 vegetable juices, V8 Splash juice beverages, Campbell’s tomato juice and the total of all businesses in Mexico and other Latin American countries. As a means to leverage its resources, the company operates this segment and the North America Soup and Away From Home operations under an integrated supply chain organization, sharing substantially all manufacturing, warehouse, distribution and sales activities.

Biscuits and Confectionery

The Biscuits and Confectionery segment includes Pepperidge Farm cookies, crackers, breads and frozen products in North America, Arnott’s biscuits and crackers in Australia and Asia/Pacific and Godiva chocolates worldwide. In addition, following the acquisition of Snack Foods in early fiscal 2003, the segment includes Snack Foods’ salty snack food products.

International Soup and Sauces

The International Soup and Sauces segment comprises operations outside of North America, including Erasco and Heisse Tasse soups in Germany, Liebig and Royco soups and Lesieur sauces in France, Campbell’s and Batchelors soups, Oxo stock cubes and Homepride sauces in the United Kingdom, Devos Lemmens mayonnaise and cold sauces, and Campbell’s and Royco soups in Belgium, and Blå Band and McDonnells soups in Sweden and Ireland, respectively. In Asia/Pacific, operations include Campbell’s soup and stock and Swanson broths across the region.

Ingredients

The ingredients required for the manufacture of the company’s food products are purchased from various suppliers. While all such ingredients are available from numerous independent suppliers, raw materials are subject to fluctuations in price attributable to a number of factors, including changes in crop size, cattle cycles, government-sponsored agricultural programs and weather conditions during the growing and harvesting seasons. Ingredient inventories are at a peak during the late fall and decline during the winter and spring. Since many ingredients of suitable quality are available in sufficient quantities only at certain seasons, the company makes commitments for the purchase of such ingredients during their respective seasons. In spite of the foregoing, the company does not anticipate any material restrictions on availability or shortages of ingredients that would have a significant impact on the company’s businesses.

Customers

In the United States, sales solicitation activities are conducted by the company’s own sales force and through broker and distributor arrangements. The company’s products are generally resold to consumers in retail food chains, mass discounters, club stores and other retail establishments. Shipments are made promptly by the company after receipt and acceptance of orders.

The company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 12% of the company’s consolidated net sales during fiscal 2002. All of the company’s segments sold products to Wal-Mart Stores, Inc. and its affiliates.

Trademarks And Technology

Trademarks are considered to be of material importance to the company’s business. Principal trademarks include Campbell’s, Erasco, Liebig, Pepperidge Farm, V8, V8 Splash, Pace, Prego, Swanson, Franco-American, Homepride, Arnott’s, Godiva, Batchelors, Devos Lemmens, Oxo, Lesieur, Royco, Heisse Tasse, Lacroix, Fray Bentos, Blå Band, and McDonnells. The company’s rights in these trademarks endure for as long as they are used or registered, except with respect to Lesieur, which the company has licensed through 2014 with options at the company’s discretion to extend beyond that date.

Although the company owns a number of valuable patents, it does not regard any segment of its business as being dependent upon any single patent or any group of related patents.

Competition

The company experiences intense worldwide competition in all of its principal products. This competition arises from numerous competitors of varying sizes, including producers of generic and private label products, as well as from manufacturers of other food products, which compete for trade merchandising support and consumer dollars. As such, the number of competitors cannot be reliably estimated. The principal areas of competition are brand recognition, quality, price, advertising, promotion and service.

Working Capital

For information relating to the company’s cash and other working capital items, see pages 23 through 31 of the company’s 2002 Annual Report in the section entitled “Management’s Discussion and Analysis of

Results of Operations and Financial Condition”, which are incorporated herein by reference.

Research And Development

During the last three fiscal years, the company’s expenditures on research activities relating to new products and the improvement of existing products were approximately $77 million in 2002, $63 million in 2001 and $64 million in 2000. The increase in research and development spending in 2002 is consistent with the previously announced investment initiatives. The company conducts this research primarily at its headquarters in Camden, New Jersey, although important research is also undertaken in various other locations inside and outside of the United States.

Environmental Matters

The company has programs for the operation and design of its facilities that meet or exceed applicable environmental rules and regulations. The company’s expenditures for capital improvements during fiscal 2002 were approximately $269 million, of which approximately $7 million was for compliance with environmental laws and regulations in the United States. The company further estimates that approximately $9 million of the capital expenditures anticipated during fiscal 2003 will be for compliance with such environmental laws and regulations. The company believes that continued compliance with existing environmental laws and regulations will not have a material effect on capital expenditures, earnings, or the competitive position of the company. Additional information regarding the company’s environmental matters is set forth in Part I, Item 3 of this report on pages 7 and 8 under the heading “Legal Proceedings.”

Employees

At July 28, 2002, there were approximately 25,000 persons employed by the company.

Financial Information

For information with respect to revenue, operating profitability and identifiable assets attributable to the company’s business segments and geographic areas, see pages 38 through 39 of the 2002 Annual Report in the section of the Notes to Consolidated Financial Statements entitled “Business and Geographic Segment Information,” which are incorporated herein by reference.

Cautionary Factors that May Affect Future Results

From time to time, the company makes oral and written statements that reflect the company’s current expectations regarding future results of operations, economic performance, financial condition and achievements of the company. The company tries, wherever possible, to identify these forward looking statements by using words such as “anticipate,” “believe,” “estimate,” “expect,” “will” and similar expressions in conjunction with, among other things, discussions of the company’s “transformation plan.” One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements reflect the company’s current plans and expectations and are based on information currently available to it. They rely on a number of assumptions regarding future events and estimates which could be inaccurate and which are inherently subject to risks and uncertainties.

Campbell wishes to caution the reader that the following important factors and those important factors described in other Securities and Exchange Commission filings of the company, or in the company’s 2002 Annual Report, could affect the company’s actual results and could cause such results to vary materially from the stated goals expressed in any forward-looking statements made by, or on behalf of, the company:

•	the company’s ability to achieve the goals of its “transformation plan”;

•	the impact of strong competitive response to the company’s efforts to leverage its brand power with product innovation, promotional programs and new advertising, and of changes in consumer demand for the company’s products;

•	the risks in the marketplace associated with trade and consumer acceptance of product improvements and new product introductions;

•	the company’s ability to achieve sales and earnings forecasts, which are based on assumptions about sales volume and product mix and the impact of increased marketing investments;

•	the company’s ability to realize forecasted cost savings, including the projected outcome of global supply chain management programs;

•	the difficulty of predicting the pattern of inventory movements by the company’s trade customers;

•	the impact of unforeseen economic changes in currency exchange rates, interest rates, equity markets, inflation rates, recession and other external factors over which the company has no control, including the possibility of increased pension expense and contributions resulting from continued decline in stock market returns; and

•	the impact of unforeseen business disruptions in one or more of the company’s markets due to political instability, civil disobedience, armed hostilities or other calamities.

This discussion of uncertainties is by no means exhaustive, but is designed to highlight important factors that may impact the company’s outlook. The company disclaims any obligation or intent to update any forward-looking statements made by the company in order to reflect new information, events or circumstances after the date they are made.

Item 2. Properties

The company’s principal executive offices and main research facilities are company-owned and located in Camden, New Jersey. The following table sets forth the company’s principal manufacturing facilities:

Principal Manufacturing Facilities

Inside the U.S		Outside the U.S

California	Ohio	Australia	Germany

• Dixon	• Napoleon	• Huntingwood	• Luebeck

• Sacramento	• Wauseon	• Marleston	• Gerwisch

• Stockton	• Willard	• Shepparton	Indonesia

Connecticut	Pennsylvania	• Virginia	• Jawa Barat

• Norwalk	• Denver	Belgium	Ireland

Florida	• Downingtown	• Puurs	• Drogheda

• Lakeland	• Reading	• Brussels	Malaysia

Illinois	South Carolina	Canada	• Selangor Darul Ehsan

• Downers Grove	• Aiken	• Listowel	Mexico

Michigan	Texas	• Toronto	• Villagran

• Marshall	• Paris	United Kingdom	• Guasave

New Jersey	Utah	• Ashford	Netherlands

• South Plainfield	• Richmond	• King’s Lynn	• Utrecht

North Carolina	Washington	• Worksop	Papua New Guinea

• Maxton	• Woodinville	France	• Gordons

	Wisconsin	• LePontet	• Malahang Lae

	• Milwaukee	• Dunkirk	Sweden

• Kristianstadt

Each of the foregoing manufacturing facilities is company-owned, except that the Utrecht, Netherlands facility, the Woodinville, Washington facility and portions of the Ashford, United Kingdom facility are subject to long-term leases. The company also operates retail confectionery shops in the United States, Canada, Europe and Asia; retail bakery thrift stores in the United States; and other plants, facilities and offices at various locations in the United States and abroad.

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

As also previously reported, the United States Environmental Protection Agency (the “EPA”) sent the company a special notice letter dated September 28, 2000 relating to the Puente Valley Operable Unit of the San Gabriel Valley Superfund Sites, Los Angeles County, California (the “Site”) for property located at 125 N. Orange Avenue, Industry, California, advising that the EPA considers the company to be a potentially responsible party due to the alleged release or threatened release of hazardous substances, and therefore, potentially responsible for the costs incurred in connection with contamination at the Site. In July 2002, the company entered into a settlement agreement with another potentially responsible party regarding implementation of an EPA required interim remedy for the Site. Under the agreement, the company paid under $2,000,000 to the other party, in return for which, among other things, the other party agreed to implement the interim remedy and to negotiate a consent decree with the EPA that would provide certain legal protections to the company from non-settling third parties. While it is possible that additional remedies may be required in the future, such possible future requirements are not expected to have a material effect on the consolidated results of operations, financial position, or cash flows of the company.

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

On February 19, 2002, VFB commenced a lawsuit against the company and several of its subsidiaries in the United States District Court for the District of Delaware alleging, among other things, fraudulent conveyance, illegal dividends and breaches of fiduciary duty by Vlasic directors alleged to be under the company’s control. The lawsuit seeks to hold the company liable in an amount necessary to satisfy all unpaid claims against Vlasic (which VFB estimates in the complaint to be $250,000,000), plus unspecified exemplary and punitive damages. While this case is still in its early stages and the ultimate disposition of complex litigation is inherently difficult to assess, the company believes the action is without merit and intends to defend the case vigorously.

Item 4. Submission Of Matters To A Vote Of Security Holders

None.

Executive Officers Of The Company

The following list of executive officers as of October 1, 2002, is included as an item in Part III of this Form 10-K:

			Date
			First
			Elected
Name	Present Title	Age	Officer

Douglas R. Conant	President and Chief Executive Officer	51	2001

Jerry S. Buckley	Senior Vice President – Public Affairs	47	1997

John Doumani	Vice President President – Campbell International	45	2002

James A. Goldman	Vice President President – North American Sauces and Beverages	44	2001

M. Carl Johnson, III	Senior Vice President and Chief Strategy Officer– Strategic Planning	54	2001

Ellen Oran Kaden	Senior Vice President – Law and Government Affairs	51	1998

Gerald S. Lord	Vice President – Controller	56	1993

Larry S. McWilliams	Senior Vice President Chief Customer Officer Interim President – North American Soup	46	2001

Patrick O’Malley	Senior Vice President – Global Operations Interim Senior Vice President – Global Supply Chain	53	2001

Mark A. Sarvary	Vice President President – Pepperidge Farm	43	2002

Robert A. Schiffner	Senior Vice President and Chief Financial Officer	52	2001

Doreen A. Wright	Senior Vice President and Chief Information Officer Interim Senior Vice President – Human Resources	45	2001

Douglas R. Conant served as President of Nabisco Foods Company (1995 – 2001) prior to joining Campbell in 2001. John Doumani served as a Managing Director of Goodman Fielder Limited (1997 – 1999) and as a Managing Director of Johnson and Johnson Australia Pty Ltd (1994 – 1997) prior to joining Campbell in 1999. James A. Goldman served as President – Lifesavers Candy Company (1998 – 2001) and President – Nabisco Margarine Company (1996 – 1998) of Nabisco, Inc. prior to joining Campbell in 2001. M. Carl Johnson, III served as Executive Vice President and President, New Meals Division, Kraft Foods, N.A. (1997 – 2001), Executive Vice President and General Manager, Meals Division, Kraft Foods, N.A. (1995 – 1997) and Member of Kraft Foods Operating Committee (1995 – 2001) prior to joining Campbell in 2001. Ellen Oran Kaden served as Executive Vice President, General Counsel and Secretary (1994 – 1998) of CBS Inc. prior to joining Campbell in 1998. Larry S. McWilliams served as Senior Vice President and General Manager, U.S. Business (1998 – 2001) and Senior Vice President, Sales (1995 – 1998) of The Minute Maid Company prior to joining Campbell in 2001. Patrick O’Malley served as Senior Vice President, Operations (1998 – 2001), Vice President, Procurement USFG (1997 – 1998), and Senior Director, Operations, Planters (1996 – 1998) of Nabisco, Inc. prior to joining Campbell in 2001. Mark A. Sarvary served as Chief Executive Officer, J. Crew Group (1999 – 2002), and President/General Manager, Frozen Foods (1997 — 1999) of Nestle USA, prior to joining Campbell in 2002. Robert A. Schiffner served as Senior Vice President and Treasurer, Nabisco Holdings Corp. (1998 – 2001) and Senior Vice President and Controller, Nabisco Holdings Corp. (1995 – 1997) of Nabisco, Inc. prior to joining Campbell in 2001. Doreen A. Wright served as Executive Vice President and Chief Information Officer of Nabisco, Inc. (1999 – 2001) and Senior Vice President – Operations and Systems, Prudential Investments (1995 – 1998) prior to joining Campbell in 2001. Jerry S. Buckley and Gerald S. Lord have been employed by the company in an executive or managerial capacity for at least five years.

There is no family relationship among any of the company’s executive officers or between any such officer and any director of Campbell. All of the executive officers were elected at the November 2001 meeting of the Board of Directors, except that John Doumani and Mark Sarvary were elected at the September 2002 meeting. The election of executive officers will take place again at the November 2002 meeting of the Board of Directors.

PART II

Item 5. Market For Registrant’s Common Stock And Related Shareowner Matters

Campbell’s capital stock is listed and principally traded on the New York Stock Exchange. Campbell’s capital stock is also listed and traded on the Philadelphia Stock Exchange, the International Stock Exchange of the United Kingdom and the Republic of Ireland Limited and the Swiss Exchange. On

September 24, 2002, there were 34,531 holders of record of Campbell’s capital stock. The market price and dividend information with respect to Campbell’s capital stock are set forth on page 47 of the 2002 Annual Report in the section of the Notes to Consolidated Financial Statements entitled “Quarterly Data (unaudited)”, which is incorporated herein by reference. Future dividends will be dependent upon future earnings, financial requirements and other factors.

Item 6. Selected Financial Data

The information presented on page 50 of the 2002 Annual Report in the section entitled “Five-Year Review — Consolidated” is incorporated herein by reference. Such information should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the company included in Item 8 of this Report.

Item 7. Management’s Discussion And Analysis Of Results Of Operations And Financial Condition

The information presented on pages 23 through 31 of the 2002 Annual Report in the section entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition” is incorporated herein by reference.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

The information presented on pages 28 through 29 of the 2002 Annual Report in the section entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Market Risk Sensitivity” is incorporated herein by reference.

Item 8. Financial Statements

The information presented on pages 32 through 49 of the 2002 Annual Report is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 1, 5, 6, 7, and 7A, the 2002 Annual Report is not deemed to be filed as part of this Form 10-K.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

PART III

Item 10. Directors And Executive Officers Of The Registrant

The sections entitled “Election of Directors” and “Directors and Executive Officers Stock Ownership Reports” set forth on pages 1 through 4 and page 26 of Campbell’s Notice of Annual Meeting and Proxy Statement dated October 10, 2002 (the “2002 Proxy Statement”) are incorporated herein by reference.

Certain of the information required by this Item relating to the executive officers of Campbell is set forth in Part I of this Report on pages 9 through 10 under the heading “Executive Officers of the Company.”

Item 11. Executive Compensation

The information presented on pages 15 through 25 of the 2002 Proxy Statement in the section entitled “Compensation of Executive Officers” and on page 8 of the 2002 Proxy Statement in the section entitled “Director Compensation” is incorporated herein by reference.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

(a)	The information presented on pages 5 through 7 of the 2002 Proxy Statement in the sections entitled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” is incorporated herein by reference.

(b)	The following table provides information about the company’s capital stock that may be issued under equity compensation plans as of July 28, 2002:

			Number of Securities
	Number of Securities	Weighted-Average	Remaining Available For
	to be Issued Upon	Exercise Price of	Future Issuance Under
	Exercise of	Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
	Warrants and Rights	and Rights	Reflected in the First
Plan Category	(a)	(b)	Column) (c)

Equity Compensation Plans Approved by Security Holders (1)	30,005,994	$28.21	14,587,162

Equity Compensation Plans Not Approved by Security Holders (2)	783,106	N/A	N/A

Total	30,789,100	N/A	14,587,162

(1)  Column (a) represents stock options granted under the 1994 Long-Term Incentive Plan and the 1984 Long-Term Incentive Plan. No additional awards can be made under the 1984 Long-Term

Incentive Plan. Column (c) represents the maximum amount of future equity awards that can be made under the 1994 Long-Term Incentive Plan, which may take the form of stock options, stock appreciation rights, performance unit awards, restricted stock or stock awards.

(2)  The company’s Deferred Compensation Plan (the “Plan”) allows participants the opportunity to invest in various book accounts, including a book account that tracks the performance of the company’s stock (the “Stock Account”). Upon distribution, participants may receive the amounts invested in the Stock Account in the form of shares. Column (a) represents the maximum number of shares that could be issued upon a complete distribution of all amounts in the Stock Account. This calculation is based upon the amount of funds in the Stock Account as of July 28, 2002 and a $22.50 share price, which was the closing price of a share of company stock on July 26, 2002 (the last business day before July 28, 2002).

Deferred Compensation Plan

The Plan was approved by the Compensation and Organization Committee of the Board of Directors. The Plan is an unfunded plan maintained for the purpose of providing the company’s directors and certain of its executives the opportunity to defer a portion of their compensation. Plan participants may defer a portion of their base salaries and all or a portion of their annual incentive compensation, long-term incentive awards, certain stock option gains and director retainers and fees.

Each participant’s contributions to the Plan are credited to an investment account in the participant’s name. Gains and losses in the participant’s account are based on the performance of the investment choices the participant has selected. Four investment choices are available, including the Stock Account.

A participant may reallocate his or her investment account daily among the four investment choices, except that (i) stock option gains must be invested in the Stock Account, (ii) restricted stock awards must be invested in the Stock Account during the restriction period and (iii) reallocations of the Stock Account must be made in compliance with the company’s policies on trading company stock. Dividends on amounts invested in the Stock Account may be reallocated among the four investment accounts.

The company credits a participant’s account with an amount equal to the matching contribution that the company would have made to the participant’s 401(k) Plan account if the participant had not deferred compensation under the Plan. In addition, for those individuals whose base salary and annual incentive compensation exceed the Internal Revenue Service indexed compensation limit for the 401(k) Plan, the company credits such individual’s account with an amount equal to the contribution the company would have made to the 401(k) Plan but for the compensation limit. These company contributions vest in 20% increments over the next five (5) years.

The Plan administrator has established procedures covering the payment of a participant’s account upon the participant’s termination, retirement or death. The Plan administrator has also established procedures for hardship withdrawals and unplanned withdrawals (with a penalty). In the event of a change in control of the company, the Stock Account is automatically converted into cash based upon a formula provided in the Plan.

Item 13. Certain Relationships And Related Transactions

The information presented on page 11 of the 2002 Proxy Statement in the section entitled “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14. Controls and Procedures

Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules And Reports On Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements

•	Consolidated Statements of Earnings for 2002, 2001 and 2000

•	Consolidated Balance Sheets as of July 28, 2002 and July 29, 2001

•	Consolidated Statements of Cash Flows for 2002, 2001 and 2000

•	Consolidated Statements of Shareowners’ Equity (Deficit) for 2002, 2001 and 2000

•	Notes to Consolidated Financial Statements

•	Report of Independent Accountants

•	The foregoing Financial Statements are incorporated into Part II, Item 8 of this Report by reference to pages 32 through 49 of the 2002 Annual Report.

2.	Financial Statement Schedules

None.

3.	Exhibits

3(i)	Campbell’s Restated Certificate of Incorporation as amended through February 24, 1997.

3(ii)	Campbell’s By-Laws, effective as of March 23, 2000, were filed with the Securities and Exchange Commission (“SEC”) with Campbell’s Form 10-Q for the quarterly period ended April 30, 2000, and are incorporated herein by reference.

4(i)	With respect to Campbell’s 6.75% notes due 2011, the form of Indenture between Campbell and Bankers Trust Company, as Trustee, and the associated form of security were filed with Campbell’s Registration Statement No. 333-11497, and are incorporated herein by reference.

4(ii)	Except as described in 4(i) above, there is no instrument with respect to long-term debt of the company that involves indebtedness or securities authorized thereunder exceeding 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. The company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the company upon request of the SEC.

9	Major Stockholders’ Voting Trust Agreement dated June 2, 1990, as amended, was filed with the SEC by (i) Campbell as Exhibit 99.C to Campbell’s Schedule 13E-4 filed on September 12, 1996, and (ii) with respect to certain subsequent amendments, the Trustees of the Major Stockholders’ Voting Trust as Exhibit 99.G to Amendment No. 7 to their Schedule 13D dated March 3, 2000, and as Exhibit 99.M to Amendment No. 8 to their Schedule 13D dated January 26, 2001, and as Exhibit 99.P to Amendment No. 9 to their Schedule 13D dated September 30, 2002, and is incorporated herein by reference.

10(a)	Campbell Soup Company 1984 Long-Term Incentive Plan, as amended on March 30, 1998, was filed with the SEC with Campbell’s Form 10-K for the fiscal year ended August 2, 1998, and is incorporated herein by reference.

10(b)	Campbell Soup Company 1994 Long-Term Incentive Plan as amended on November 17, 2000, was filed with the SEC with Campbell’s 2000 Proxy Statement, and is incorporated herein by reference.

10(c)	Campbell Soup Company Management Worldwide Incentive Plan, as amended on November 17, 2000, was filed with the SEC with Campbell’s 2000 Proxy Statement, and is incorporated herein by reference.

10(d)	Campbell Soup Company Mid-Career Hire Pension Program, amended effective as of January 25, 2001, was filed with the SEC with Campbell’s Form 10-K for the fiscal year ended July 29, 2001, and is incorporated herein by reference.

10(e)	Deferred Compensation Plan, effective November 18, 1999, was filed with the SEC with Campbell’s Form 10-K for the fiscal year ended July 30, 2000, and is incorporated herein by reference.

10(f)	Severance Protection Agreement dated January 8, 2001, with Douglas R. Conant, President and Chief Executive Officer, was filed with the SEC with Campbell’s Form 10-Q for the fiscal quarter ended January 28, 2001, and is incorporated herein by reference. Agreements with the other executive officers listed in Part I of this Report on pages 9 through 10 under the heading “Executive Officers of the Company” are in all material respects the same as Mr. Conant’s agreement.

10(g)	Employment agreement between the company and Douglas R. Conant dated January 8, 2001, was filed with the SEC with Campbell’s Form 10-Q for the quarterly period ended January 28, 2001, and is incorporated herein by reference.

10(h)	Agreement between the company and Andrew K. Hughson dated September 30, 2002.

13	Pages 23 through 50 of Campbell’s 2002 Annual Report to Shareowners for the fiscal year ended July 28, 2002.

21	Subsidiaries (Direct and Indirect) of the company.

23	Consent of Independent Accountants.

24	Power of Attorney.

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Campbell has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	October 11, 2002

CAMPBELL SOUP COMPANY

By: /s/ Robert A. Schiffner

Robert A. Schiffner Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Campbell and in the capacity and on the date indicated.

Date: October 11, 2002

/s/ Robert A. Schiffner Robert A. Schiffner Senior Vice President and Chief Financial Officer	/s/ Gerald S. Lord Gerald S. Lord Vice President — Controller

George M. Sherman	Chairman and Director	}

Douglas R. Conant	President, Chief Executive Officer and Director	}

Alva A. App	Director	}

Edmund M. Carpenter	Director	}

Bennett Dorrance	Director	}

Thomas W. Field, Jr.	Director	}

Kent B. Foster	Director	}

Harvey Golub	Director	}

David K. P. Li Philip E. Lippincott Mary Alice D. Malone Charles H. Mott Charles R. Perrin	Director Director Director Director Director	} } } } }	By:	/s/ Ellen Oran Kaden Ellen Oran Kaden Senior Vice President - Law and Government Affairs

Donald M. Stewart	Director	}

George Strawbridge, Jr.	Director	}

Charlotte C. Weber	Director	}

CERTIFICATIONS

I, Douglas R. Conant, certify that:

1.	I have reviewed this annual report on Form 10-K of Campbell Soup Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 11, 2002

	By:	/s/ Douglas R. Conant Douglas R. Conant President and Chief Executive Officer

I, Robert A. Schiffner, certify that:

1.	I have reviewed this annual report on Form 10-K of Campbell Soup Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 11, 2002

	By:	/s/ Robert A. Schiffner Robert A. Schiffner Senior Vice President and Chief Financial Officer

EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5 and 6 of the Certifications as set forth in Form 10-K have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Annual Report on Form 10-K covers a period ending before the effective date of Rules 13a-14 and 15d-14.

INDEX OF EXHIBITS

Document

3(i)	Campbell’s Restated Certificate of Incorporation as amended through February 24, 1997.

3(ii)	Campbell’s By-Laws, effective as of March 23, 2000, were filed with the SEC with Campbell’s Form 10-Q for the quarterly period ended April 30, 2000, and are incorporated herein by reference.

4(i)	With respect to Campbell’s 6.75% notes due 2011, the form of Indenture between Campbell and Bankers Trust Company, as Trustee, and the associated form of security were filed with Campbell’s Registration Statement No. 333-11497, and are incorporated herein by reference.

4(ii)	Except as described in 4(i) above, there is no instrument with respect to long-term debt of the company that involves indebtedness or securities authorized thereunder exceeding 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. The company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the company upon request of the SEC.

9	Major Stockholders’ Voting Trust Agreement dated June 2, 1990, as amended, was filed with the SEC by (i) Campbell as Exhibit 99.C to Campbell’s Schedule 13E-4 filed on September 12, 1996, and (ii) with respect to certain subsequent amendments, the Trustees of the Major Stockholders’ Voting Trust as Exhibit 99.G to Amendment No. 7 to their Schedule 13D dated March 3, 2000, and as Exhibit 99.M to Amendment No. 8 to their Schedule 13D dated January 26, 2001, and as Exhibit 99.P to Amendment No. 9 to their Schedule 13D dated September 30, 2002, and is incorporated herein by reference.

10(a)	Campbell Soup Company 1984 Long-Term Incentive Plan, as amended on March 30, 1998, was filed with the SEC with Campbell’s Form 10-K for the fiscal year ended August 2, 1998, and is incorporated herein by reference.

10(b)	Campbell Soup Company 1994 Long-Term Incentive Plan as amended on November 17, 2000, was filed with the SEC with Campbell’s 2000 Proxy Statement, and is incorporated herein by reference.

10(c)	Campbell Soup Company Management Worldwide Incentive Plan, as amended on November 17, 2000, was filed with the SEC with Campbell’s 2000 Proxy Statement, and is incorporated herein by reference.

10(d)	Campbell Soup Company Mid-Career Hire Pension Program, as amended effective as of January 25, 2001, was filed with the SEC with Campbell’s Form 10-K for the fiscal year ended July 29, 2001, and is incorporated herein by reference.

10(e)	Deferred Compensation Plan, effective November 18, 1999, was filed with the SEC with Campbell’s Form 10-K for the fiscal year ended July 30, 2000, and is incorporated herein by reference.

10(f)	Severance Protection Agreement dated January 8, 2001, with Douglas R. Conant, President and Chief Executive Officer, was filed with the SEC with Campbell’s Form 10-Q for the fiscal quarter ended January 28, 2001, and is incorporated herein by reference. Agreements with the other executive officers listed in Part I of this Report on pages 9 through 10 under the heading “Executive Officers of the Company” are in all material respects the same as Mr. Conant’s agreement.

10(g)	Employment agreement between the company and Douglas R. Conant dated January 8, 2001, was filed with the SEC with Campbell’s Form 10-Q for the quarterly period ended January 28, 2001, and is incorporated herein by reference.

10(h)	Agreement between the company and Andrew K. Hughson dated September 30, 2002.

13	Pages 23 through 50 of Campbell’s 2002 Annual Report to Shareowners for the fiscal year ended July 28, 2002.

21	Subsidiaries (Direct and Indirect) of Campbell.

23	Consent of Independent Accountants.

24	Power of Attorney.