Form 10-Q
period 2002-10-27
CAMPBELL SOUP CO
filed 2002-12-10
CIK 16732

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 27, 2002	Commission File Number 1-3822

New Jersey State of Incorporation	21-0419870 I.R.S. Employer Identification No.

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

There were 410,418,902 shares of Capital Stock outstanding as of December 4, 2002.

ITEM I.

PART 1. FINANCIAL INFORMATION

CAMPBELL SOUP COMPANY CONSOLIDATED

Statements of Earnings

(unaudited)
(millions, except per share amounts)

	Three Months Ended

	October	October
	27, 2002	28, 2001

Net sales	$1,705	$1,729

Costs and expenses
Cost of products sold	971	971
Marketing and selling expenses	273	278
Administrative expenses	105	113
Research and development expenses	19	18
Other expenses	7	35

Total costs and expenses	1,375	1,415

Earnings before interest and taxes	330	314
Interest, net	45	53

Earnings before taxes	285	261
Taxes on earnings	93	90

Earnings before cumulative effect of accounting change	$192	$171
Cumulative effect of change in accounting principle	31	—

Net earnings	$161	$171

Per share — basic
Earnings before cumulative effect of accounting change	$.47	$.42
Cumulative effect of change in accounting principle	(.08)	—

Net earnings	$.39	$.42

Dividends	$.1575	$.1575

Weighted average shares outstanding — basic	410	410

Per share — assuming dilution
Earnings before cumulative effect of accounting change	$.47	$.42
Cumulative effect of change in accounting principle	(.08)	—

Net earnings	$.39	$.42

Weighted average shares outstanding — assuming dilution	411	411

See Notes to Financial Statements

CAMPBELL SOUP COMPANY CONSOLIDATED

Balance Sheets

(unaudited)
(millions, except per share amounts)

	October	July
	27, 2002	28, 2002

Current assets
Cash and cash equivalents	$41	$21
Accounts receivable	661	417
Inventories	745	638
Other current assets	130	123

Total current assets	1,577	1,199

Plant assets, net of depreciation	1,736	1,684
Goodwill	1,660	1,581
Other Intangible assets, net of amortization	962	953
Other assets	315	304

Total assets	$6,250	$5,721

Current liabilities
Notes payable	$2,047	$1,196
Payable to suppliers and others	679	681
Accrued liabilities	603	503
Dividend payable	65	65
Accrued income taxes	308	233

Total current liabilities	3,702	2,678

Long-term debt	1,860	2,449
Nonpension postretirement benefits	317	319
Other liabilities, including deferred income taxes of $169 and $188	368	389

Total liabilities	6,247	5,835

Shareowners’ equity (deficit)
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20
Capital surplus	298	320
Earnings retained in the business	5,014	4,918
Capital stock in treasury, at cost	(4,871)	(4,891)
Accumulated other comprehensive loss	(458)	(481)

Total shareowners’ equity (deficit)	3	(114)

Total liabilities and shareowners’ equity (deficit)	$6,250	$5,721

See Notes to Financial Statements

CAMPBELL SOUP COMPANY CONSOLIDATED

Statements of Cash Flows

(unaudited)
(millions)

	Three Months Ended

	October	October
	27, 2002	28, 2001

Cash flows from operating activities:
Net earnings	$161	$171
Non-cash charges to net earnings
Cumulative effect of accounting change	31	—
Depreciation and amortization	55	73
Deferred income taxes	(3)	2
Other, net	12	18
Changes in working capital
Accounts receivable	(224)	(256)
Inventories	(92)	(56)
Other current assets and liabilities	130	194

Net cash provided by operating activities	70	146

Cash flows from investing activities:
Purchases of plant assets	(37)	(24)
Businesses acquired	(168)	—
Other, net	(1)	(1)

Net cash used in investing activities	(206)	(25)

Cash flows from financing activities:
Long-term borrowings	—	600
Short-term borrowings	391	211
Repayments of short-term borrowings	(171)	(820)
Dividends paid	(65)	(92)
Treasury stock issuances	1	1
Other, net	—	(5)

Net cash provided by (used in) financing activities	156	(105)

Effect of exchange rate changes on cash	—	(5)

Net change in cash and cash equivalents	20	11
Cash and cash equivalents — beginning of period	21	24

Cash and cash equivalents — end of period	$41	$35

See Notes to Financial Statements

CAMPBELL SOUP COMPANY CONSOLIDATED

Statements of Shareowners’ Equity (Deficit)

(unaudited)
(millions, except per share amounts)

	Capital stock
						Earnings	Accumulated
	Issued		In treasury			retained	other	Total
					Capital	in the	comprehensive	shareowners'
	Shares	Amount	Shares	Amount	surplus	business	income (loss)	equity (deficit)

Balance at July 29, 2001	542	$20	(133)	$(4,908)	$314	$4,651	$(324)	$(247)

Comprehensive income (loss)
Net earnings						171		171
Foreign currency translation adjustments							(9)	(9)
Cash-flow hedges, net of tax							(5)	(5)
Minimum pension liability, net of tax							—	—

Other comprehensive loss							(14)	(14)

Total Comprehensive income								157

Dividends ($.1575 per share)						(64)		(64)
Treasury stock purchased			—	—				—
Treasury stock issued under management incentive and stock option plans			—	—	6			6

Balance at October 28, 2001	542	$20	(133)	$(4,908)	$320	$4,758	$(338)	$(148)

Balance at July 28, 2002	542	$20	(132)	$(4,891)	$320	$4,918	$(481)	$(114)

Comprehensive income (loss)
Net earnings						161		161
Foreign currency translation adjustments							22	22
Cash-flow hedges, net of tax							1	1
Minimum pension liability, net of tax							—	—

Other comprehensive income							23	23

Total Comprehensive income								184

Dividends ($.1575 per share)						(65)		(65)
Treasury stock purchased			—	—				-
Treasury stock issued under management incentive and stock option plans			—	20	(22)			(2)

Balance at October 27, 2002	542	$20	(132)	$(4,871)	$298	$5,014	$(458)	$3

See Notes to Financial Statements

CAMPBELL SOUP COMPANY CONSOLIDATED

Notes to Consolidated Financial Statements

(unaudited)
(dollars in millions, except per share amounts)

(a)	Basis of Presentation

The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the indicated periods. All such adjustments are of a normal recurring nature. The accounting policies used in preparing these financial statements are consistent with those applied in the Annual Report on Form 10-K for the year ended July 28, 2002, except as discussed below. Certain reclassifications were made to the prior year amounts to conform with current presentation. The results for the period are not necessarily indicative of the results to be expected for other interim periods or the full year.

(b)	Acquisitions

During the first quarter ended October 27, 2002, the company acquired two businesses for cash consideration of approximately $170 and assumed debt of approximately $20. The company acquired Snack Foods Limited, a leader in the Australian salty snack category, and Erin Foods, the number two dry soup manufacturer in Ireland. Snack Foods Limited is included in the Biscuits and Confectionery segment. Erin Foods is included in International Soup and Sauces. The allocation of the purchase price of these businesses is based on preliminary estimates and assumptions and is subject to revision. The businesses have annual sales of approximately $160.

(c)	Goodwill and Intangible Assets

On July 29, 2002 the company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets.” Under this standard, goodwill and intangible assets with indefinite useful lives are no longer amortized, but rather are to be tested at least annually for impairment. Intangible assets with finite lives should continue to be amortized over the estimated useful life and reviewed for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets.” In connection with the adoption of this standard, the company was required to perform an impairment assessment on all goodwill and indefinite-lived intangible assets as of July 29, 2002. This assessment was performed by comparing the fair values of intangible assets, which were determined using discounted cash flow analyses, to the carrying values. As a result of this evaluation, the company recorded a non-cash after-tax charge of $31 (net of a $17 tax benefit) for impaired goodwill associated with the Stockpot business, a foodservice business acquired in August 1998. This non-cash charge was recorded as a cumulative effect of a change in accounting principle. The impairment of Stockpot goodwill is the result of a reduction in actual sales attained and forecasted future sales growth relative to projections made at the time of the acquisition.

The provisions of SFAS No. 142 are to be applied on a prospective basis and prior year results are not to be restated. The following tables present a reconciliation of earnings before cumulative effect of accounting change, adjusted to exclude amortization of goodwill and indefinite-lived intangible assets:

		Three Months Ended	Three Months Ended
		October 27, 2002	October 28, 2001

Earnings before cumulative effect of accounting change, as reported		$192	$171
Add back:	Goodwill Amortization	—	9
	Trademark Amortization	—	4

Adjusted earnings before cumulative effect of accounting change		$192	$184

		Three Months Ended	Three Months Ended
		October 27, 2002	October 28, 2001

Basic and diluted earnings per share before cumulative effect of accounting change, as reported		$0.47	$0.42
Add back:	Goodwill Amortization	—	0.02
	Trademark Amortization	—	0.01

Adjusted basic and diluted earnings per share before cumulative effect of		$0.47	$0.45
accounting change

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	October 27, 2002		July 28, 2002

	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization*:
Trademarks	$5	$(1)	$5	$(1)
Other	15	(6)	15	(5)

Total	$20	$(7)	$20	$(6)

Intangible assets not subject to amortization**:
Trademarks	$918		$908
Pension	31		31

Total	$949		$939

* Amortization related to these assets was approximately $1 for the periods ended October 27, 2002 and October 28, 2001. The estimated aggregated amortization expense for each of the five succeeding fiscal years is less than $2 per year.

** Total carrying amount is net of accumulated amortization through July 28, 2002.

Changes in the carrying amount for goodwill for the period ended October 27, 2002 are as follows:

	North America	North America
	Soup and	Sauces and	Biscuits and	International
	Away From Home	Beverages	Confectionery	Soup and Sauces	Total

Balance at July 28, 2002	$336	$365	$339	$541	$1,581
Goodwill acquired	—	—	111	13	124
Impairment losses	(48)	—	—	—	(48)
Foreign currency translation adjustment	—	—	5	(2)	3

Balance at October 27, 2002	$288	$365	$455	$552	$1,660

(d)	Comprehensive Income

Total comprehensive income comprises net earnings, net foreign currency translation adjustments, minimum pension liability adjustments, and net unrealized gains (losses) on cash-flow hedges.

Total comprehensive income for the three months ended October 27, 2002 and October 28, 2001, was $184 and $157, respectively.

The components of Accumulated other comprehensive loss, as reflected in the Statements of Shareowners’ Equity (Deficit), consisted of the following:

	October 27,	October 28,
	2002	2001

Foreign currency translation adjustments	$(253)	$(333)
Cash-flow hedges, net of tax	3	(5)
Minimum pension liability, net of tax *	(208)	—

Total Accumulated other comprehensive loss	$(458)	$(338)

* Includes a tax benefit of $119

(e)	Earnings Per Share

For the periods presented in the Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution included the incremental effect of stock options.

(f)	Segment Information

Campbell Soup Company, together with its consolidated subsidiaries, is a global manufacturer and marketer of high quality, branded convenience food products. The company operates in four segments: North America Soup and Away From Home, North America Sauces and Beverages, Biscuits and Confectionery, and International Soup and Sauces.

The North America Soup and Away From Home segment comprises the retail soup and Away From Home businesses in the U.S. and Canada. The U.S. retail business includes the Campbell’s brand condensed and ready-to-serve soups and Swanson broths. The segment includes the company’s total business in Canada, which comprises the Habitant and Campbell’s soups, Prego pasta sauces and V8 juices. The Away From Home operations represent the distribution of products such as Campbell’s soups, Campbell’s specialty entrees, beverage products, other prepared foods and Pepperidge Farm products through various food service channels in North America. The North America Sauces and Beverages segment includes U.S. retail sales for Prego pasta sauces, Pace Mexican sauces, Franco-American canned pastas and gravies, V8 vegetable juices, V8 Splash juice beverages, and Campbell’s tomato juice, as well as the total of all businesses in Mexico and other Latin American countries. The Biscuits and Confectionery segment includes Pepperidge Farm cookies, crackers, breads and frozen products in North America, Arnott’s biscuits and crackers in Australia and Asia Pacific, Arnott’s Snackfoods salty snacks in Australia, and Godiva chocolates worldwide. The International Soup and Sauces segment comprises operations outside of North America, including Erasco and Heisse Tasse soups in Germany, Liebig and Royco soups and Lesieur sauces in France, Campbell’s and Batchelors soups, Oxo stock cubes and Homepride sauces in the United Kingdom, Devos Lemmens mayonnaise and cold sauces and Campbell’s and Royco soups in Belgium, Blå Band soups in Sweden, and McDonnell’s and Erin soups and sauces in Ireland. In Asia Pacific, operations include Campbell’s soups and stock and Swanson broths across the region.

Accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those described in the company’s 2002 Annual Report on Form 10-K. The company evaluates segment performance before interest and taxes, excluding certain non-recurring charges. The North America Soup and Away From Home and North America Sauces and Beverages segments operate under an integrated supply chain organization, sharing substantially all manufacturing, warehouse, distribution and sales activities. Accordingly, assets have been allocated between the two segments based on various measures, for example, budgeted production hours for fixed assets and depreciation. Segment financial information for the three months ended October 27, 2002 reflects the adoption of SFAS No. 142 as discussed in Note (c). Operating segment results for the period ended October 28, 2001 have been adjusted to reflect the pro forma impact of amortization eliminated under the standard. Amortization expense of $17 has been eliminated from the prior period results.

Three Months Ended
October 27, 2002

		Earnings	Depreciation
		Before Interest	and	Capital	Segment
	Net Sales	and Taxes	Amortization	Expenditures	Assets

North America Soup and Away From Home	$746	$205	$14	$9	$1,541
North America Sauces and Beverages	307	77	8	6	1,136
Biscuits and Confectionery	410	42	19	13	1,555
International Soup and Sauces	242	26	8	4	1,714
Corporate and Eliminations[1]	—	(20)	6	5	304

Total	$1,705	$330	$55	$37	$6,250

Three Months Ended
October 28, 2001

		Earnings	Depreciation
		Before Interest	and	Capital	Segment
	Net Sales	and Taxes	Amortization	Expenditures	Assets

North America Soup and Away From Home	$806	$232	$13	$4	$1,564
North America Sauces and Beverages	313	64	8	3	1,145
Biscuits and Confectionery	379	37	22	11	1,281
International Soup and Sauces	231	29	7	5	1,590
Corporate and Eliminations[1]	—	(31)	6	1	664

Total	$1,729	$331	$56	$24	$6,244

[1]	Represents elimination of intersegment sales, unallocated corporate expenses and unallocated assets, including corporate offices, deferred income taxes and prepaid pension assets.

(g)	Inventories

	October 27, 2002	July 28, 2002

Raw materials, containers and supplies	$245	$231
Finished products	500	407

	$745	$638

Approximately 60% of inventory in both 2003 and 2002 is accounted for on the last in, first out (LIFO) method of determining cost. If the first in, first out inventory valuation method had been used exclusively, inventories would not differ materially from the amounts reported at October 27, 2002 and July 28, 2002.

(h)	Accounting for Derivative Instruments

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

All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered into, the company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair-value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash-flow hedge), (3) a foreign-currency fair-value or cash-flow hedge (foreign-currency hedge), or (4) a hedge of a net investment in a foreign operation. Some derivatives may also be considered natural hedging instruments (changes in fair value are recognized to act as economic offsets to changes in fair value of the underlying hedged item and do not qualify for hedge accounting under SFAS No. 133).

Interest Rate Swaps

The company finances a portion of its operations through debt instruments primarily consisting of commercial paper, notes, debentures and bank loans. The company periodically utilizes interest rate swap agreements, including forward-starting swaps, to minimize worldwide financing costs and to achieve a desired proportion of variable versus fixed-rate debt.

Variable-to-fixed interest rate swaps are accounted for as cash-flow hedges. Consequently, the effective portion of unrealized gains (losses) is deferred as a component of Accumulated other comprehensive income (loss) and is recognized in earnings at the time the hedged item affects earnings. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The notional value of all outstanding cash-flow interest rate swaps at October 27, 2002 totaled $300 with a maximum maturity of October 2003. The fair value of these swaps was $(4) as of October 27, 2002.

Fixed-to-variable interest rate swaps are accounted for as fair-value hedges. Gains and losses on these instruments are recorded in earnings as adjustments to interest expense, offsetting gains and losses on the hedged item. The notional amounts of all outstanding fair-value interest rate swaps at October 27, 2002 totaled $425 with a maximum maturity date of February 2011. The fair value of such instruments was $42 as of October 27, 2002.

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

Qualifying forward exchange and cross-currency swap contracts are accounted for as cash-flow hedges when the hedged item is a forecasted transaction, or when future cash flows related to a recognized asset or liability are expected to be received or paid. The effective portion of the changes in fair value on these instruments is recorded in Accumulated other comprehensive income (loss) and is reclassified into the Statements of Earnings on the same line item and in the same period or periods in which the hedged transaction affects earnings. The assessment of effectiveness for contracts is based on changes in the spot rates. The fair value of these instruments was $(29) at October 27, 2002.

Qualifying forward exchange contracts are accounted for as fair-value hedges when the hedged item is a recognized asset, liability or firm commitment. The fair value of such contracts was not material at October 27, 2002.

The company also enters into certain foreign currency derivative instruments that are not designated as accounting hedges. These instruments are primarily intended to reduce volatility of certain intercompany financing transactions. Gains and losses on derivatives not designated as accounting hedges are typically recorded in Other expense, as an offset to gains (losses) on the underlying transaction.

Foreign currency forward contracts typically have maturities of less than one year. Principal currencies include the Australian dollar, British pound, Canadian dollar, euro, Japanese yen and Swedish krona.

As of October 27, 2002, the accumulated derivative net gain in other comprehensive income for cash-flow hedges, including the cross-currency swaps,

variable to fixed interest rate swaps and forward starting swap contracts was $3, net of tax. At October 28, 2001, the accumulated derivative net loss in other comprehensive income was approximately $(5), net of tax. Reclassifications from Accumulated other comprehensive income (loss) into the Statements of Earnings during the quarter ended October 27, 2002 were not material. Reclassifications during the remainder of fiscal year 2003 are not expected to be material. There were no discontinued cash-flow hedges during the quarter. At October 27, 2002, the maximum maturity date of any cash-flow hedge was approximately eight years.

Other Contracts

The company is exposed to equity price changes related to certain employee compensation obligations. Swap contracts are utilized to hedge exposures relating to certain employee compensation obligations linked to the total return of the Standard & Poor’s 500 Index and the total return of the company’s capital stock. The company pays a variable interest rate and receives the equity returns under these instruments. The notional value of the equity swap contracts, which mature in 2003, was $53 at October 27, 2002. These instruments are not designated as accounting hedges. Gains and losses are recorded in Other expense. The net liability recorded under these contracts at October 27, 2002 was approximately $20.

Other disclosures related to hedge ineffectiveness and gains (losses) excluded from the assessment of hedge effectiveness have been omitted due to the insignificance of these amounts.

(i)	Restructuring Program

Costs of approximately $1 in 2003 and $4 ($3 after tax) in 2002 were recorded related to the reconfiguration of the manufacturing network of Arnotts in Australia. The costs were recorded as Cost of products sold, primarily representing accelerated depreciation on assets to be taken out of service. These costs were related to a previously announced program designed to drive greater manufacturing efficiency resulting from the closure of the Melbourne plant. Approximately 550 jobs were eliminated due to the plant closure.

A summary of restructuring reserves at October 27, 2002 and related activity is as follows:

	Accrued		Accrued
	Balance at		Balance at
	July 28, 2002	Spending	October 27, 2002

Severance pay and benefits	$4	$(4)	$—

(j)	Recently Issued Accounting Pronouncements

The company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” on July 29, 2002. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. Long-lived assets are tested for impairment if certain triggers occur. This standard is generally effective for the company on a prospective basis. The company does not expect the adoption of this standard to have a material impact on the financial statements.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Exit or Disposal Activities.” The provisions of this standard are effective for disposal activities initiated after December 31, 2002, with early application encouraged. The company does not expect the adoption of this standard to have a material impact on the financial statements.

(k)	Contingencies

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

On November 20, 2002, Campbell Soup Company received a Notice of Proposed Adjustment from the Internal Revenue Service challenging the treatment of gains and interest deductions claimed in the company’s fiscal 1995 federal income tax return, relating to transactions involving government securities. If the proposed adjustment were upheld, it would require the company to pay a net amount of $79 in taxes and accumulated interest to date. The company believes these transactions were properly reported on its federal income tax return in accordance with applicable tax laws and regulations in effect during the period involved and intends to challenge these adjustments vigorously. While the outcome of proceedings of this type cannot be predicted with certainty, the company believes that the ultimate outcome of this matter will not have a material impact on the consolidated financial condition or results of operation.

ITEM 2.

CAMPBELL SOUP COMPANY CONSOLIDATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Overview

The company reported net earnings, before the cumulative effect of the accounting change, of $192 million for the first quarter ended October 27, 2002 versus $171 million in the comparable quarter a year ago. Earnings per share before the cumulative effect of accounting change were $.47, compared to $.42 a year ago. (All earnings per share amounts included in Management’s Discussion and Analysis are presented on a diluted basis.) Comparisons to the prior year are impacted by the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” as of the beginning of this fiscal year. In accordance with the provisions of this standard, the company discontinued amortization of goodwill and indefinite-lived intangible assets on a prospective basis from the date of adoption. Had the standard been adopted as of the beginning of the prior year, net earnings for the period ended October 28, 2001 would have been $184 million, or $.45 per share. Earnings per share for the first quarter of the prior year were $.46, excluding $.03 related to amortization and approximately $.01 from charges resulting from the Australian manufacturing reconfiguration.

In connection with the adoption of SFAS No. 142, the company also recognized a one-time non-cash charge of $31 million (net of a $17 million tax benefit) in the quarter, or $.08 per share, as a cumulative effect of accounting change. This charge relates to impaired goodwill associated with the Stockpot business, a foodservice business acquired in August 1998. See also Note (c) to the Consolidated Financial Statements.

Although SFAS No. 142 precludes restatement of prior period results, segment operating earnings have been adjusted to reflect the pro forma impact of amortization eliminated under the standard.

During the first quarter ended October 27, 2002, the company acquired two businesses for cash consideration of approximately $170 million and assumed debt of approximately $20 million. The company acquired Snack Foods Limited, a leader in the Australian salty snack category, and Erin Foods, the number two dry soup manufacturer in Ireland. Snack Foods Limited is included in the Biscuits and Confectionery segment. Erin Foods is included in International Soup and Sauces. The allocation of the purchase price of these businesses is based on preliminary estimates and assumptions and is subject to revision. The businesses have annual sales of approximately $160 million.

Sales

Net sales decreased 1% to $1.71 billion from $1.73 billion last year. The net change was attributed to a 3% decrease in volume and mix, a 1% increase from higher selling prices, a 1% decrease due to higher trade promotion and consumer coupon redemption expenses, a 1% increase from acquisitions and a 1% increase due to currency. Volume and mix declined 3% this quarter compared to growth of 6% a year ago due to strong shipment growth in U. S. soup and sauces following the events of September 11, 2001. Worldwide wet soup volume declined 6% this quarter compared to growth of 7% a year ago.

An analysis of net sales by reportable segment follows:

(millions)	2003	2002	% Change

North America Soup and Away From Home	$746	$806	(7)%
North America Sauces and Beverages	307	313	(2)
Biscuits and Confectionery	410	379	8
International Soup and Sauces	242	231	5

	$1,705	$1,729	(1)%

The decrease in sales from North America Soup and Away From Home was due to a 6% decrease in volume and mix, and a 1% decrease due to increased trade promotion and consumer coupon redemption expenses. U.S. wet soup volume declined 8%. Condensed soup declined 14%, ready-to-serve soup declined 1%, and broth declined 6%. The volume declines were due in part to the comparison against 6% growth last year following the events of September 11, 2001, when strong consumer purchases drove higher sales. Aggressive competitive activity in the quarter, including price promotions, and a lower than normal build in retailer inventories also contributed to the volume declines. Condensed volume performance was also affected by some shifting of consumer advertising and promotional programs to the second quarter relative to a year ago. The decline in broth was due to the later timing of Thanksgiving this year. Canada soup volume was flat with last year, while Away From Home sales increased from the prior year.

North America Sauces and Beverages reported a 2% decrease in sales due to flat volume and mix and a 2% decline due to increased trade promotion and consumer coupon redemption expenses. Sales were up 5% in the year ago period driven by strong growth across the portfolio following the events of September 11, 2001 and the launch of Prego pasta bake sauces. Prego pasta sauce declined this quarter. V8 Splash and Franco-American canned pasta and gravies showed continued weakness. These declines were offset by increases in sales in V8 vegetable juices, Pace Mexican sauces, and in the Latin American region.

Biscuits and Confectionery reported an 8% increase in sales due to a 5% increase from the acquisition of Snack Foods Limited in Australia during the quarter, a 1% increase from volume and mix, a 2% increase from higher selling prices, a 1% increase from currency, offset by a 1% decrease due to increased trade promotion and consumer coupon redemption expenses. The favorable currency impact principally reflects the strengthening of the Australian dollar. Pepperidge Farm reported sales increases due to volume gains in cookies, crackers, and fresh bread. Arnotts also contributed to the volume gains in Kettle chips, Tim Tam biscuits, and growth in Indonesia. Godiva sales increased due to new store openings in North America and Japan, and better performance in Europe. The weak U.S. specialty retail environment and lower tourism worldwide continue to negatively impact Godiva’s same store sales.

International Soup and Sauces reported an increase in sales of 5% with the base business reporting a 3% decrease. The favorable impact of currency accounted for a 7% increase and the acquisition of Erin Foods in Ireland during the quarter accounted for a 1% increase. Weakness in condensed soup and Homepride sauces in the United Kingdom and soft wet soup sales in Germany offset wet soup sales gains in France and Belgium. The decline in condensed soup in the United Kingdom was due in part to fewer trade promotions offered during the period. The European dry soup business reported an increase in sales due to the performance in Sweden, Belgium, and France, partially offset by lower sales in the United Kingdom.

Gross Margin

Gross margin, defined as net sales less cost of products sold, decreased $24 million. As a percent of sales, gross margin declined from 43.8% in 2002 to 43% in 2003. The percentage decline was due to changes in sales mix across the portfolio, principally driven by the lower sales of U.S. wet soup.

Marketing and Selling Expenses

Marketing and selling expenses were approximately 16% of sales in both 2003 and 2002.

General and Administrative Expenses

Administrative expenses decreased by approximately 7% due primarily to the impact of costs associated with infrastructure investments incurred in the comparable period last year.

Other expenses declined $28 million from the prior year due to the elimination of $17 million of amortization of goodwill and indefinite-lived intangible assets upon adoption of SFAS No. 142 as of the beginning of this fiscal year. In addition, stock based incentive compensation costs declined as compared to the prior year as the company shifted elements of compensation programs from stock based towards a higher cash component. Cash compensation costs are classified by function on the Statements of Earnings.

Operating Earnings

As previously noted, operating segment results for the period ended October 28, 2001 have been restated to reflect the pro forma impact of SFAS No. 142. Amortization expense of $17 million has been eliminated from the prior period results. Segment operating earnings, on a comparable basis, declined 3% from the prior year.

An analysis of operating earnings by reportable segment follows.

(millions)	2003	2002	% Change

North America Soup and Away From Home	$205	$232	(12)%
North America Sauces and Beverages	77	64	20
Biscuits and Confectionery	42	37	14
International Soup and Sauces	26	29	(10)

Subtotal	350	362	(3)
Corporate	(20)	(31)

	$330	$331	—%

Earnings from North America Soup and Away From Home declined 12% due primarily to lower volume of Campbell’s condensed soup.

Earnings from North America Sauces and Beverages increased 20% compared to the year-ago period which included introductory marketing costs associated with the launch of Prego pasta bake sauces.

Earnings from Biscuits and Confectionery increased 14% as reported, 5% excluding costs associated with the Australian manufacturing reconfiguration, and 2% excluding currency and the reconfiguration costs. The increase was due primarily to the increase in sales compared to the year-ago quarter.

Earnings from International Soup and Sauces decreased 10%. Excluding the impact of currency and the acquisition of Erin Foods in Ireland, operating earnings declined 18%. The earnings decline was due primarily to severance costs associated with the closure of a dry soup plant in Ireland and costs related to a strategic procurement initiative in Europe.

Nonoperating Items

Interest expense decreased to $45 million from $53 million in the prior year primarily due to lower interest rates.

The effective tax rate was 32.6% for 2003 and 34.5% for 2002, as reported. The comparable tax rate for 2002 would be 33.8%, based on a pro forma adjustment for the adoption of SFAS No. 142. The reduction from the prior year is due primarily to favorable resolution of certain state tax issues.

Restructuring Programs

Costs of approximately $1 million in 2003 and $4 million ($3 million after tax) in 2002 were recorded related to the reconfiguration of the manufacturing network of Arnotts in Australia. The costs were recorded as Cost of products sold, primarily representing accelerated depreciation on assets to be taken out of service. These costs were related to a previously announced program designed to drive greater manufacturing efficiency resulting from the closure of the Melbourne plant. Approximately 550 jobs were eliminated due to the plant closure. As a result of this reconfiguration, the company expects annual pre-tax cost savings of approximately $10 million, a portion of which will be realized in 2003. See also Note (i) to the Consolidated Financial Statements.

Liquidity and Capital Resources

The company generated cash from operations of $70 million compared to $146 million last year as the seasonal increase in working capital during the period was larger than a year ago. This principally reflects the low levels of working capital achieved at July 28, 2002.

Capital expenditures were $37 million compared to $24 million a year ago due to spending against the new Pepperidge Farm bakery and soup quality projects. As previously announced, capital expenditures are expected to be approximately $285 million in fiscal 2003 due to the new Pepperidge Farm bakery, as well as planned process improvements and product quality enhancements.

Businesses acquired, as presented in the Statements of Cash Flows, represents the acquisitions of Snack Foods Limited and Erin Foods.

The company did not purchase shares in the first quarter of either 2003 or 2002. The company expects to repurchase sufficient shares over time to offset the impact of dilution from shares issued under incentive stock compensation plans.

In September 2002, the company entered into a committed $900 million 364-day revolving credit facility, which replaced an existing facility that matured in September 2002. The company also has a committed $900 million revolving credit facility that matures in September 2006. These agreements support the company’s commercial paper program.

The company believes that foreseeable liquidity and capital resource requirements are expected to be met through anticipated cash flows from operations, management of working capital, long-term borrowings under its shelf registration, and short-term borrowings, including commercial paper. The company believes that its sources of financing are adequate to meet its liquidity and capital resource requirements. The cost and terms of any future financing arrangements depend on the market conditions and the company’s financial position at that time.

At October 27, 2002, the company had approximately $2 billion of notes payable due within one year and $48 million of standby letters of credit issued on behalf of the company. The company maintains $1.8 billion of committed revolving credit facilities, which remain unused at October 27, 2002, except for the $48 million of stand-by letters of credit issued on behalf of the company. The company is in compliance with the covenants contained in its revolving credit facilities and debt securities.

Significant Accounting Estimates

The consolidated financial statements of the company are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. The company’s accounting principles are described in the 2002 Annual Report on Form 10-K.

The following areas all require the use of subjective or complex judgments, estimates and assumptions:

Trade and consumer promotion expenses — The company offers various sales incentive programs to customers and consumers, such as cooperative advertising programs, feature price discounts, in-store display incentives and coupons. The recognition of expense for these programs involves use of judgment related to performance and redemption estimates. Estimates are made based on historical experience and other factors. Actual expenses may differ if the level of redemption rates and performance vary from estimates.

Valuation of long-lived assets — Long-lived assets, including fixed assets and intangibles, are reviewed for impairment as events or changes in circumstances occur, indicating that the carrying amount of the asset may not be recoverable. Discounted cash flow analyses are used to assess nonamortizable intangible asset impairment, while undiscounted cash flow analyses are used to assess long-lived asset impairment. The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, and economic conditions.

Pension and postretirement medical benefits — The company provides certain pension and postretirement benefits to employees and retirees. Determining the cost associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, turnover rates and health care trend rates. Independent actuaries, in accordance with accounting principles generally accepted in the United States, perform the required calculations to determine expense.

Actual results that differ from the actuarial assumptions are generally accumulated and amortized over future periods.

Income taxes — The effective tax rate and the tax bases of assets and liabilities reflect management’s estimate of the ultimate outcome of various tax audits and issues. In addition, valuation allowances are established for deferred tax assets where the amount of expected future taxable income from operations does not support the realization of the asset.

Recently Issued Accounting Pronouncements

The company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” on July 29, 2002. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. Long-lived assets are tested for impairment if certain triggers occur. This standard is generally effective for the company on a prospective basis. The company does not expect the adoption of this standard to have a material impact on the financial statements.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Exit or Disposal Activities.” The provisions of this standard are effective for disposal activities initiated after December 31, 2002, with early application encouraged. The company does not expect the adoption of this standard to have a material impact on the financial statements.

Recent Developments

On November 13, 2002, the company issued a press release announcing results for the first quarter 2003 and commented on the outlook for earnings per share for the second quarter of 2003 and for the full year. In that release, the company maintained its previous earnings estimates of approximately $1.47 per share for 2003, before the cumulative effect of the accounting change, and announced that it expects diluted earnings to be in the range of $.53 to $.55 per share for the second quarter of 2003. This compares to $1.44 per share for 2002 and $.53 per share for the second quarter of 2002 after adjusting the prior year results for the pro forma impact of SFAS No. 142 and excluding costs related to the Australian reconfiguration.

On November 20, 2002, Campbell Soup Company received a Notice of Proposed Adjustment from the Internal Revenue Service challenging the treatment of gains and interest deductions claimed in the company’s fiscal 1995 federal income tax return, relating to transactions involving government securities. If the proposed adjustment were upheld, it would require the company to pay a net amount of $79 million in taxes and accumulated interest to date. The company believes these transactions were properly reported on its federal income tax return in accordance with applicable tax laws and regulations in effect during the period involved and intends to challenge these adjustments vigorously. While the outcome of proceedings of this type cannot be predicted with certainty, the company believes that the ultimate outcome of this matter will not have a material impact on the consolidated financial condition or results of operation.

In November 2002, the company terminated interest rate swap contracts with a notional value of $250 million that converted fixed-rate debt (6.75% notes due 2011) to variable and received $37 million. Of this, $3 million represented accrued interest earned on the swap prior to the termination date, and the remainder will be amortized over the remaining life of the notes as a reduction to interest expense.

On November 25, 2002, the company issued $400 million of 5.00% fixed-rate notes due December 2012. The proceeds were used to retire $300 million of 6.15% notes and to repay commercial paper borrowings. In connection with this issuance, the company entered into ten-year interest rate swaps that convert $300 million of the fixed-rate debt to variable.

Forward-Looking Statements

This quarterly report contains certain statements which reflect the company’s current expectations regarding future results of operations, economic performance, financial condition and achievements of the company. The company tries, wherever possible, to identify these forward-looking statements by using words such as “anticipate,” “believe,” “estimate,” “expect,” “will” and similar expressions. These statements reflect the company’s current plans and expectations and are based on information currently available to it. They rely on a number of assumptions and estimates which could be inaccurate and which are subject to risks and uncertainties.

The company wishes to caution the reader that the following important factors, and those important factors described in other Securities and Exchange Commission filings of the company, or in the company’s 2002 Annual Report, could affect the company’s actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, the company:

•	the impact of strong competitive response to the company’s efforts to leverage its brand power with product innovation, promotional programs and new advertising; and changes in consumer demand for the company’s products;

•	the risks in the marketplace associated with trade and consumer acceptance of product improvements and new product introductions;

•	the company’s ability to achieve sales and earnings forecasts, which are based on assumptions about sales volume and product mix, and the impact of increased marketing investments;

•	the company’s ability to realize forecasted cost savings, including the projected outcome of global supply chain management programs;

•	the company’s ability to complete the successful post-acquisition integration of acquired businesses into existing operations;

•	the increased significance of certain of the company’s key trade customers;

•	the difficulty of predicting the pattern of inventory movements by the company’s trade customers and of predicting changes in the policies of its customers, such as changes in customer inventory levels and access to shelf space;

•	the impact of unforeseen economic changes in currency exchange rates, interest rates, tax rates, commodity prices, equity markets, inflation rates, recession, and other external factors over which the company has no control, including the possibility of increased pension expense and contributions resulting from continued decline in stock market returns; and

•	the impact of unforeseen business disruptions in one or more of the company’s markets due to political instability, civil disobedience, armed hostilities or other calamities.

This discussion of uncertainties is by no means exhaustive, but is designed to highlight important factors that may impact the company’s outlook. The company disclaims any obligation or intent to update forward-looking statements made by the company in order to reflect new information, events or circumstances after the date they are made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the company’s exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Annual Report on Form 10-K for fiscal 2002. There have been no significant changes in the company’s portfolio of financial instruments or market risk exposures from the fiscal 2002 year-end except that in November 2002, the company terminated interest rate swap contracts with a notional value of $250 million that converted fixed-rate debt (6.75% notes due 2011) to variable and received $37 million. In November 2002, the company also entered into interest rate swaps that convert $300 million of the $400 million fixed-rate notes issued to variable. See the Recent Developments section of Management’s Discussion and Analysis of Results of Operations and Financial Condition for an additional discussion of these interest rate swap contracts.

ITEM 4. CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures

The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective, and ensure that all material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s reports filed or submitted under the Exchange Act is made known to them on a timely basis.

b.	Changes in Internal Controls

Since the Evaluation Date, there were no significant changes in the company’s internal controls or in other factors that could significantly affect such controls.

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

ITEM 5. OTHER INFORMATION

The Audit Committee of the Board of Directors of the company approved the categories of all non-audit services performed by the company’s independent accountants, PricewaterhouseCoopers LLP, during the period covered by this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

None.

b.	Reports on Form 8-K

On October 11, 2002, the company filed a report on Form 8-K disclosing the submission by the company’s President and Chief Executive Officer and the company’s Senior Vice President and Chief Financial Officer of the written statement under oath required by Securities and Exchange Commission Order No. 4-460. The Form 8-K also disclosed that each of the foregoing officers had submitted the certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL SOUP COMPANY

Date: December 10, 2002	By:	/s/ Robert A. Schiffner

Robert A. Schiffner Senior Vice President and Chief Financial Officer

	By:	/s/ Ellen Oran Kaden

Ellen Oran Kaden Senior Vice President – Law and Government Affairs

CERTIFICATIONS

I, Douglas R. Conant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Campbell Soup Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 10, 2002

By:	/s/ Douglas R. Conant

Douglas R. Conant President and Chief Executive Officer

I, Robert A. Schiffner, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Campbell Soup Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 10, 2002

By:	/s/ Robert A. Schiffner

Robert A. Schiffner Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibits

None.