Form 10-Q
period 2003-01-26
CAMPBELL SOUP CO
filed 2003-03-11
CIK 16732

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number
January 26, 2003	1-3822

New Jersey State of Incorporation	21-0419870 I.R.S. Employer Identification No.

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

Yes  [X]      No[ ].

There were 410,394,677 shares of Capital Stock outstanding as of March 5, 2002.

PART I.

ITEM 1. FINANCIAL INFORMATION

CAMPBELL SOUP COMPANY CONSOLIDATED

Statements of Earnings

(unaudited)
(millions, except per share amounts)

	Three Months Ended		Six Months Ended

	January	January	January	January
	26, 2003	27, 2002	26, 2003	27, 2002

Net sales	$1,918	$1,810	$3,623	$3,539

Costs and expenses
Cost of products sold	1,056	1,004	2,027	1,975
Marketing and selling expenses	329	313	602	591
Administrative expenses	122	92	227	205
Research and development expenses	20	17	39	35
Other expenses	6	31	13	66
Restructuring charges	—	1	—	1

Total costs and expenses	1,533	1,458	2,908	2,873

Earnings before interest and taxes	385	352	715	666
Interest, net	46	45	91	98

Earnings before taxes	339	307	624	568
Taxes on earnings	108	104	201	194

Earnings before cumulative effect of accounting change	231	203	423	374
Cumulative effect of change in accounting principle	—	—	(31)	—

Net earnings	$231	$203	$392	$374

Per share - basic
Earnings before cumulative effect of accounting change	$.56	$.49	$1.03	$.91
Cumulative effect of change in accounting principle	—	—	(.08)	—

Net earnings	$.56	$.49	$.95	$.91

Dividends	$.1575	$.1575	$.315	$.315

Weighted average shares outstanding – basic	411	410	411	410

Per share - assuming dilution
Earnings before cumulative effect of accounting change	$.56	$.49	$1.03	$.91
Cumulative effect of change in accounting principle	—	—	(.08)	—

Net earnings	$.56	$.49	$.95	$.91

Weighted average shares outstanding - assuming dilution	411	411	411	411

See Notes to Financial Statements

CAMPBELL SOUP COMPANY CONSOLIDATED

Balance Sheets

(unaudited)
(millions, except per share amounts)

	January	July
	26, 2003	28, 2002

Current assets
Cash and cash equivalents	$37	$21
Accounts receivable	649	417
Inventories	657	638
Other current assets	141	123

Total current assets	1,484	1,199

Plant assets, net of depreciation	1,757	1,684
Goodwill	1,740	1,581
Other intangible assets, net of amortization	1,008	953
Other assets	298	304

Total assets	$6,287	$5,721

Current liabilities
Notes payable	$1,357	$1,196
Payable to suppliers and others	625	681
Accrued liabilities	693	503
Dividend payable	65	65
Accrued income taxes	294	233

Total current liabilities	3,034	2,678

Long-term debt	2,270	2,449
Nonpension postretirement benefits	314	319
Other liabilities, including deferred income taxes of $173 and $188	430	389

Total liabilities	6,048	5,835

Shareowners’ equity (deficit)
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20
Capital surplus	298	320
Earnings retained in the business	5,181	4,918
Capital stock in treasury, at cost	(4,865)	(4,891)
Accumulated other comprehensive loss	(395)	(481)

Total shareowners’ equity (deficit)	239	(114)

Total liabilities and shareowners’ equity (deficit)	$6,287	$5,721

See Notes to Financial Statements

CAMPBELL SOUP COMPANY CONSOLIDATED

Statements of Cash Flows

(unaudited)
(millions)

	Six Months Ended

	January	January
	26, 2003	27, 2002

Cash flows from operating activities:
Net earnings	$392	$374
Non-cash charges to net earnings
Cumulative effect of accounting change	31	—
Depreciation and amortization	111	147
Deferred income taxes	(4)	(2)
Other, net	28	30
Changes in working capital
Accounts receivable	(162)	(205)
Inventories	6	24
Other current assets and liabilities	71	123

Net cash provided by operating activities	473	491

Cash flows from investing activities:
Purchases of plant assets	(93)	(61)
Sales of plant assets	9	4
Businesses acquired	(168)	(15)
Other, net	(1)	(3)

Net cash used in investing activities	(253)	(75)

Cash flows from financing activities:
Long-term borrowings	400	800
Repayments of long-term borrowings	—	(400)
Short-term borrowings	517	554
Repayments of short-term borrowings	(997)	(1,202)
Dividends paid	(129)	(157)
Treasury stock purchases	(3)	—
Treasury stock issuances	5	4
Other, net	—	(1)

Net cash used in financing activities	(207)	(402)

Effect of exchange rate changes on cash	3	(6)

Net change in cash and cash equivalents	16	8
Cash and cash equivalents – beginning of period	21	24

Cash and cash equivalents – end of period	$37	$32

See Notes to Financial Statements

CAMPBELL SOUP COMPANY CONSOLIDATED

Statements of Shareowners’ Equity (Deficit)

(unaudited)
(millions, except per share amounts)

		Capital stock
						Earnings	Accumulated
	Issued		In treasury			retained	other	Total
					Capital	in the	comprehensive	shareowners’
	Shares	Amount	Shares	Amount	surplus	business	income (loss)	equity (deficit)

Balance at July 29, 2001	542	$20	(133)	$(4,908)	$314	$4,651	$(324)	$(247)

Comprehensive income (loss)
Net earnings						374		374
Foreign currency translation adjustments							(11)	(11)
Cash-flow hedges, net of tax							(6)	(6)

Other comprehensive loss							(17)	(17)

Total Comprehensive income								357

Dividends ($.315 per share)						(129)		(129)
Treasury stock issued under management incentive and stock option plans			—	5	10			15

Balance at January 27, 2002	542	$20	(133)	$(4,903)	$324	$4,896	$(341)	$(4)

Balance at July 28, 2002	542	$20	(132)	$(4,891)	$320	$4,918	$(481)	$(114)

Comprehensive income (loss)
Net earnings						392		392
Foreign currency translation adjustments							94	94
Cash-flow hedges, net of tax							(7)	(7)
Minimum pension liability, net of tax							(1)	(1)

Other comprehensive income							86	86

Total Comprehensive income								478

Dividends ($.315 per share)						(129)		(129)
Treasury stock purchased			—	(3)				(3)
Treasury stock issued under management incentive and stock option plans			—	29	(22)			7

Balance at January 26, 2003	542	$20	(132)	$(4,865)	$298	$5,181	$(395)	$239

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

(b)	Accounting for Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This standard amends the transition and disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 148, the company accounts for stock option grants and restricted stock awards in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no compensation expense has been recognized for stock options since all options granted had an exercise price equal to the market value of the underlying stock on the grant date. The company currently does not intend to transition to the use of a fair value method for accounting for stock-based compensation. The following table illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended		Six Months Ended

	Jan. 26, 2003	Jan. 27, 2002	Jan. 26, 2003	Jan. 27, 2002

Net Earnings, as reported	$231	$203	$392	$374
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6)	(4)	(12)	(7)

Pro forma net earnings	$225	$199	$380	$367

Earnings per share:
Basic-as reported	$.56	$.49	$.95	$.91

Basic-pro forma	$.55	$.49	$.92	$.90

Diluted-as reported	$.56	$.49	$.95	$.91

Diluted-pro forma	$.55	$.48	$.92	$.89

(c)	Acquisitions

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

(d)	Goodwill and Intangible Assets

On July 29, 2002 the company adopted SFAS No. 142 “Goodwill and Other Intangible Assets.” Under this standard, goodwill and intangible assets with indefinite useful lives are no longer amortized, but rather are to be tested at least annually for impairment. Intangible assets with finite lives should continue to be amortized over the estimated useful life and reviewed for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets.” In connection with the adoption of SFAS No. 142, the company was required to perform an impairment assessment on all goodwill and indefinite-lived intangible assets as of July 29, 2002. This assessment was performed by comparing the fair values of intangible assets, which were determined using discounted cash flow analyses, to the carrying values. As a result of this evaluation, the company recorded a non-cash after-tax charge of $31 (net of a $17 tax benefit) for impaired goodwill associated with the Stockpot business, a foodservice business acquired in August 1998. This non-cash charge was recorded as a cumulative effect of a change in accounting principle. The impairment of Stockpot goodwill is the result of a reduction in actual sales attained and forecasted future sales growth relative to projections made at the time of the acquisition.

The provisions of SFAS No. 142 are to be applied on a prospective basis and prior year results are not to be restated. The following tables present a reconciliation of earnings before cumulative effect of accounting change, adjusted to exclude amortization of goodwill and indefinite-lived intangible assets:

	Three Months Ended	Three Months Ended
	January 26, 2003	January 27, 2002

Earnings before cumulative effect of accounting change, as reported	$231	$203
Add back: Goodwill Amortization	—	9
Trademark Amortization	—	4

Adjusted earnings before cumulative effect of accounting change	$231	$216

	Three Months Ended	Three Months Ended
	January 26, 2003	January 27, 2002

Basic and diluted earnings per share before cumulative effect of accounting change, as reported	$.56	$.49
Add back: Goodwill Amortization	—	.02
Trademark Amortization	—	.01

Adjusted basic and diluted earnings per share before cumulative effect of accounting change	$.56	$.53

	Six Months Ended	Six Months Ended
	January 26, 2003	January 27, 2002

Earnings before cumulative effect of accounting change, as reported	$423	$374
Add back: Goodwill Amortization	—	17
Trademark Amortization	—	9

Adjusted earnings before cumulative effect of accounting change	$423	$400

	Six Months Ended	Six Months Ended
	January 26, 2003	January 27, 2002

Basic and diluted earnings per share before cumulative effect of accounting change, as reported	$1.03	$.91
Add back: Goodwill Amortization	—	.04
Trademark Amortization	—	.02

Adjusted basic and diluted earnings per share before cumulative effect of accounting change	$1.03	$.97

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

		January 26, 2003		July 28, 2002

		Carrying	Accumulated	Carrying	Accumulated
		Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization*:
	Trademarks	$6	$(2)	$5	$(1)
	Other	16	(7)	15	(5)

	Total	$22	$(9)	$20	$(6)

Intangible assets not subject to amortization**:
Trademarks		$964		$908
Pension		31		31

Total		$995		$939

*	Amortization related to these assets was approximately $1 for the six months period ended January 26, 2003 and January 27, 2002. The estimated aggregated amortization expense for each of the five succeeding fiscal years is less than $2 per year.

**	Total carrying amount is net of accumulated amortization through July 28, 2002.

Changes in the carrying amount for goodwill for the period ended January 26, 2003 are as follows:

	North America	North America
	Soup and	Sauces and	Biscuits and	International
	Away From Home	Beverages	Confectionery	Soup and Sauces	Total

Balance at July 28, 2002	$336	$365	$339	$541	$1,581
Goodwill acquired	—	—	111	13	124
Impairment losses	(48)	—	—	—	(48)
Foreign currency translation adjustment	3	—	30	50	83

Balance at January 26, 2003	$291	$365	$480	$604	$1,740

(e)	Comprehensive Income

Total comprehensive income comprises net earnings, net foreign currency translation adjustments, minimum pension liability adjustments, and net unrealized gains (losses) on cash-flow hedges.

Total comprehensive income for the three months ended January 26, 2003 and January 27, 2002, was $294 and $200, respectively. Total comprehensive income for the six months ended January 26, 2003 and January 27, 2002 was $478 and $357, respectively.

The components of Accumulated other comprehensive loss, as reflected in the Statements of Shareowners’ Equity (Deficit), consisted of the following:

	January 26,	January 27,
	2003	2002

Foreign currency translation adjustments	$(181)	$(336)
Cash-flow hedges, net of tax	(5)	(5)
Minimum pension liability, net of tax *	(209)	—

Total Accumulated other comprehensive loss	$(395)	$(341)

* Includes a tax benefit of $119

(f)	Earnings Per Share

For the periods presented in the Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution included the incremental effect of stock options.

(g)	Segment Information

Campbell Soup Company, together with its consolidated subsidiaries, is a global manufacturer and marketer of high quality, branded convenience food products. The company operates in four segments: North America Soup and Away From Home, North America Sauces and Beverages, Biscuits and Confectionery, and International Soup and Sauces.

The North America Soup and Away From Home segment comprises the retail soup and Away From Home businesses in the U.S. and Canada. The U.S. retail business includes the Campbell’s brand condensed and ready-to-serve soups and Swanson broths. The segment includes the company’s total business in Canada, which comprises the Habitant and Campbell’s soups, Prego pasta sauce and V8 juices. The Away From Home operations represent the distribution of products such as Campbell’s soups, Campbell’s specialty entrees, beverage products, other prepared foods and Pepperidge Farm products through various food service channels in North America. The North America Sauces and Beverages segment includes U.S. retail sales for Prego pasta sauces, Pace Mexican sauces, Franco-American canned pastas and gravies, V8 vegetable juices, V8 Splash juice beverages, and Campbell’s tomato juice, as well as the total of all businesses in Mexico and other Latin American countries. The Biscuits and Confectionery segment includes all retail sales of Pepperidge Farm cookies, crackers, breads and frozen products in North America, Arnott’s biscuits and crackers in Australia and Asia Pacific, Arnotts Snackfoods salty snacks in Australia, and Godiva chocolates worldwide. The International Soup and Sauces segment comprises operations outside of North America, including Erasco and Heisse Tasse soups in Germany, Liebig and Royco soups and Lesieur sauces in France, Campbell’s and Batchelors soups, Oxo stock cubes and Homepride sauces in the United Kingdom, Devos Lemmens mayonnaise and cold sauces and Campbell’s and Royco soups in Belgium, Blå Band soups in Sweden, and McDonnell’s and Erin soups and sauces in Ireland. In Asia Pacific, operations include Campbell’s soups and stock and Swanson broths across the region.

Accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those described in the company’s 2002 Annual Report on Form 10-K. The company evaluates segment performance before interest and taxes. The North America Soup and Away From Home and North America Sauces and Beverages segments operate under an integrated supply chain organization, sharing substantially all manufacturing, warehouse, distribution and sales activities. Accordingly, assets have been allocated between the two segments based on various measures, for example, budgeted production hours for fixed assets and depreciation. Segment financial information for the three and six months ended January 26, 2003 reflects the adoption of SFAS No. 142 as discussed in Note (d). Operating segment results for the periods ended

January 27, 2002 have been adjusted to reflect the pro forma impact of amortization eliminated under the standard. Amortization expense of $17 for the three month period and $34 for the six month period has been eliminated from the prior period results.

January 26, 2003

		Earnings	Depreciation
		Before Interest	and	Capital
Three Months Ended	Net Sales	and Taxes	Amortization	Expenditures

North America Soup and Away From Home	$824	$209	$15	$14
North America Sauces and Beverages	318	84	8	8
Biscuits and Confectionery	486	87	20	28
International Soup and Sauces	290	34	8	5
Corporate and Eliminations[1]	—	(29)	5	1

Total	$1,918	$385	$56	$56

		Earnings	Depreciation
		Before Interest	and	Capital	Segment
Six Months Ended	Net Sales	and Taxes	Amortization	Expenditures	Assets

North America Soup and Away From Home	$1,570	$414	$29	$23	$1,424
North America Sauces and Beverages	625	161	16	14	1,136
Biscuits and Confectionery	896	129	39	41	1,561
International Soup and Sauces	532	60	16	9	1,811
Corporate and Eliminations[1]	—	(49)	11	6	355

Total	$3,623	$715	$111	$93	$6,287

January 27, 2002

		Earnings	Depreciation
		Before Interest	and	Capital
Three Months Ended	Net Sales	and Taxes	Amortization	Expenditures

North America Soup and Away From Home	$812	$218	$14	$9
North America Sauces and Beverages	319	70	8	5
Biscuits and Confectionery	428	79	22	18
International Soup and Sauces	251	35	6	3
Corporate and Eliminations[1]	—	(33)	7	2

Total	$1,810	$369	$57	$37

		Earnings	Depreciation
		Before Interest	and	Capital	Segment
Six Months Ended	Net Sales	and Taxes	Amortization	Expenditures	Assets

North America Soup and Away From Home	$1,618	$450	$27	$13	$1,357
North America Sauces and Beverages	632	134	16	8	1,222
Biscuits and Confectionery	807	116	44	29	1,248
International Soup and Sauces	482	64	13	8	1,547
Corporate and Eliminations[1]	—	(64)	13	3	675

Total	$3,539	$700	$113	$61	$6,049

[1] Represents elimination of intersegment sales, unallocated corporate expenses and unallocated assets, including corporate offices, deferred income taxes and prepaid pension assets.

(h)	Inventories

	January 26, 2003	July 28, 2002

Raw materials, containers and supplies	$213	$231
Finished products	444	407

	$657	$638

Approximately 58% and 60% of inventory in 2003 and 2002, respectively, is accounted for on the last in, first out (LIFO) method of determining cost. If the first in, first out inventory valuation method had been used exclusively, inventories would not differ materially from the amounts reported at January 26, 2003 and July 28, 2002.

(i)	Notes Payable and Long-Term Debt

On November 25, 2002, the company issued $400 ten-year 5% fixed-rate notes. The proceeds were used to retire $300 of 6.15% notes and to repay commercial paper borrowings.

(j)	Accounting for Derivative Instruments

The company utilizes certain derivative financial instruments to enhance its ability to manage risks which exist as part of ongoing business operations, including interest rate, foreign currency, commodity and certain equity-linked employee compensation exposures. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The company does not enter into contracts for speculative purposes, nor is it a party to any leveraged derivative instrument.

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

Interest Rate Swaps
The company finances a portion of its operations through debt instruments primarily consisting of commercial paper, notes, debentures and bank loans. The company periodically utilizes interest rate swap agreements, including forward-starting swaps, to minimize worldwide financing costs and to achieve a targeted ratio of variable versus fixed-rate debt.

In November 2002, the company terminated interest rate swap contracts with a notional value of $250 that converted fixed-rate debt (6.75% notes due 2011) to variable and received $37. Of this amount, $3 represented accrued interest earned on the swap prior to the termination date. The remainder will be amortized over the remaining life of the notes as a reduction to interest expense.

In connection with the $400 ten-year 5% fixed-rate notes due 2012, the company entered into ten-year interest rate swaps that convert $300 of the fixed-rate debt to variable.

Variable-to-fixed interest rate swaps are accounted for as cash-flow hedges. Consequently, the effective portion of unrealized gains (losses) is deferred as a component of Accumulated other comprehensive income (loss) and is recognized in earnings at the time the hedged item affects earnings. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The notional value of all outstanding cash-flow interest rate swaps at January 26, 2003 totaled $300 with a maximum maturity of October 2003. The fair value of these swaps was $(4) as of January 26, 2003.

Fixed-to-variable interest rate swaps are accounted for as fair-value hedges. Gains and losses on these instruments are recorded in earnings as adjustments to interest expense, offsetting gains and losses on the hedged item. The notional amounts of all outstanding fair-value interest rate swaps at January 26, 2003 totaled $475 with a maximum maturity date of December 2012. The fair value of such instruments was $21 as of January 26, 2003.

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

Qualifying forward exchange and cross-currency swap contracts are accounted for as cash-flow hedges when the hedged item is a forecasted transaction, or when future cash flows related to a recognized asset or liability are expected to be received or paid. The effective portion of the changes in fair value on these instruments is recorded in Accumulated other comprehensive income (loss) and is reclassified into the Statements of Earnings on the same line item and in the same period or periods in which the hedged transaction affects earnings. The assessment of effectiveness for contracts is based on changes in the spot rates. The fair value of these instruments was $(83) at January 26, 2003.

Qualifying forward exchange contracts are accounted for as fair-value hedges when the hedged item is a recognized asset, liability or firm commitment. The fair value of such contracts was $(1) at January 26, 2003.

The company also enters into certain foreign currency derivative instruments that are not designated as accounting hedges. These instruments are primarily intended to reduce volatility of certain intercompany financing transactions. Gains and losses on derivatives not designated as accounting hedges are typically recorded in Other expense, as an offset to gains (losses) on the underlying transaction. The fair value of such contracts was $(21) at January 26, 2003.

Foreign currency forward contracts typically have maturities of less than one year. Principal currencies include the Australian dollar, British pound, Canadian dollar, euro, Japanese yen and Swedish krona.

As of January 26, 2003, the accumulated derivative net loss in other comprehensive income for cash-flow hedges, including the forward exchange and cross-currency contracts, variable-to-fixed interest rate swaps and forward starting swap contracts was $5, net of tax. At January 27, 2002, the accumulated derivative net loss in other comprehensive income was approximately $5, net of tax. Reclassifications from Accumulated other comprehensive income (loss) into the Statements of Earnings during the quarter ended January 26, 2003 were not material. Reclassifications during the remainder of fiscal year 2003 are not expected to be material. There were no discontinued cash-flow hedges during the quarter. At January 26, 2003, the maximum maturity date of any cash-flow hedge was approximately eight years.

Other Contracts
The company is exposed to equity price changes related to certain employee compensation obligations. Swap contracts are utilized to hedge exposures relating to certain employee compensation obligations linked to the total return of the Standard & Poor’s 500 Index and the total return of the company’s capital stock. The company pays a variable interest rate and receives the equity returns under these instruments. The notional value of the equity swap contracts, which mature in 2003, was $53 at January 26, 2003. These instruments are not designated as accounting hedges. Gains and losses are recorded in Other expense. The net liability recorded under these contracts at January 26, 2003 was approximately $20.

Other disclosures related to hedge ineffectiveness and gains (losses) excluded from the assessment of hedge effectiveness have been omitted due to the insignificance of these amounts.

(k)	Restructuring Program

As a result of the reconfiguration of the manufacturing network of Arnotts in Australia, costs of approximately $1 in 2003 and $7 ($5 after tax) in 2002 were recorded as Cost of products sold, primarily representing accelerated depreciation on assets to be taken out of service. In addition, in the second quarter ended January 27, 2002, the company recorded a $1 restructuring charge related to planned severance activities under this program. These costs were related to a previously announced program designed to drive greater manufacturing efficiency resulting from the closure of the Melbourne plant. Approximately 550 jobs were eliminated due to the plant closure.

A summary of restructuring reserves at January 26, 2003 and related activity is as follows:

	Accrued		Accrued
	Balance at		Balance at
	July 28, 2002	Spending	January 26, 2003

Severance pay and benefits	$4	$(4)	$—

(l)	Contingencies

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

Following receipt of a Notice of Proposed Adjustment on November 20, 2002, the company received an Examination Report from the Internal Revenue Service on December 23, 2002, which included a challenge to the treatment of gains and interest deductions claimed in the company’s fiscal 1995 federal income tax return, relating to transactions involving government securities. If the proposed adjustment were upheld, it would require the company to pay a net amount of approximately $100 in taxes, accumulated interest to date, and penalties. Interest will continue to accrue until the matter is resolved. The company believes these transactions were properly reported on its federal income tax return in accordance with applicable tax laws and regulations in effect during the period involved and is challenging these adjustments vigorously. While the outcome of proceedings of this type cannot be predicted with certainty, the company believes that the ultimate outcome of this matter will not have a material impact on the consolidated financial condition or results of operation.

(m)	Guarantees

In November 2002, FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. FIN 45 clarifies the requirements relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

The company guarantees almost 1,200 bank loans made to Pepperidge Farm independent sales distributors for the purchase of distribution routes. The maximum potential amount of future payments the company could be required to make under the guarantee is approximately $80. The company’s guarantee is secured by the distribution routes. The company does not believe it is probable that any of these independent sales distributors will default on the bank loans being guaranteed. No amounts have historically been recognized on the Consolidated Balance Sheets related to these guarantees.

(n)	Recently Issued Accounting Pronouncements

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

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” This Interpretation addressed consolidation by business enterprises of certain variable interest entities (“VIEs”). The Interpretation is effective immediately for all enterprises with variable interests in VIEs created after January 31, 2003. For variable interests in VIEs created before February 1, 2003, the provisions of this Interpretation will be applicable no later than the beginning of the first interim or annual period beginning after June 15, 2003. Further, the disclosure requirements of the Interpretation are applicable for all financial statements initially issued after January 31, 2003, regardless of the date on which the VIE was created. The company is in the process of completing its evaluation of this Interpretation, but does not expect the adoption to have a material impact on the financial statements.

The Emerging Issue Task Force (EITF) reached a consensus on Issue No. 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination” which clarifies certain recognition requirements in SFAS No. 141, “Business Combinations.” The guidance in this Issue is to be applied to business combinations consummated and goodwill impairment tests performed after October 25, 2002. The company does not expect its application to have a material impact on the financial statements.

(o)	Subsequent Event

Early in 2000, ten purported class action lawsuits were commenced against the company and two of its former executives in the United States District Court for the District of New Jersey. The lawsuits were subsequently consolidated, and an amended consolidated complaint was filed alleging, among other things, that the company and the former executives misrepresented the company’s financial condition between September 8, 1997 and January 8, 1999, by failing to disclose alleged shipping and revenue recognition practices in connection with the sale of certain company products at the end of the company’s fiscal quarters in violation of Section 10 (b) and 20 (a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On February 6, 2003, the company announced it had reached an agreement in principle to settle this case. If the court approves the settlement, all claims will be dismissed and the litigation will be terminated in exchange for a payment of $35, all of which will be covered by insurance. The company recorded a $35 liability for the amount due under the agreement and a $35 receivable from the anticipated insurance recovery as of January 26, 2003. In addition, the settlement agreement recognizes that entry into the settlement does not constitute an admission of fault or liability by the company or any other defendant.

ITEM 2.

CAMPBELL SOUP COMPANY CONSOLIDATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Overview

The company reported net earnings of $231 million for the second quarter ended January 26, 2003 versus $203 million in the comparable quarter a year ago. Earnings per share were $.56, compared to $.49 a year ago. (All earnings per share amounts included in Management’s Discussion and Analysis are presented on a diluted basis.) Comparisons to the prior year are impacted by the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” as of the beginning of this fiscal year. In accordance with the provisions of this standard, the company discontinued amortization of goodwill and indefinite-lived intangible assets on a prospective basis from the date of adoption. Had such amortization been eliminated as of the beginning of the prior year, net earnings for the second quarter ended January 27, 2002 would have been $216 million, or $.53 per share. Net earnings for the second quarter of the prior year were impacted by costs of approximately $3 million (slightly less than $.01 per share) related to the Australian manufacturing reconfiguration. The increase in earnings was due to higher sales during the quarter and a lower effective tax rate compared to the prior year, partially offset by higher pension expense in 2003.

For the six months ended January 26, 2003, earnings before the cumulative effect of accounting change were $423 million compared to $374 million in the year-ago period. Excluding amortization of $26 million eliminated under SFAS No. 142 and costs of $6 million related to the Australian reconfiguration, net earnings for the six months ended January 27, 2002 were $406 million. Earnings per share before the cumulative effect of accounting change rose to $1.03 from $.91 as reported in 2002. Earnings per share for the year-ago period were $.99 when adjusted for amortization expense of approximately $.06 per share eliminated under SFAS No. 142, and approximately $.02 per share of costs related to the Australian reconfiguration. The increase over the prior year in earnings before the cumulative effect of accounting change is due to higher sales, lower interest expense, and a reduction in the tax rate, partially offset by higher pension expense in 2003.

In connection with the adoption of SFAS No. 142, the company also recognized a one-time non-cash charge of $31 million (net of a $17 million tax benefit) in the first quarter of fiscal 2003, or $.08 per share, as a cumulative effect of accounting change. This charge relates to impaired goodwill associated with the Stockpot business, a foodservice business acquired in August 1998. See also Note (d) to the Consolidated Financial Statements.

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

SECOND QUARTER

Sales

Net sales in the quarter increased 6% to $1.92 billion from $1.81 billion last year. The net change was attributed to a 1% increase in volume and mix, a 2% increase from higher selling prices, a 1% decrease due to higher trade promotion and consumer coupon redemption expenses, a 2% increase from acquisitions and a 2% increase due to currency. Worldwide wet soup volume increased 2% this quarter compared to last year. U.S. wet soup shipments increased 4%, while shipments outside the U.S. declined 1%.

An analysis of net sales by reportable segment follows:

(millions)	2003	2002	%Change

North America Soup and Away From Home	$824	$812	1%
North America Sauces and Beverages	318	319	—
Biscuits and Confectionery	486	428	14
International Soup and Sauces	290	251	16

	$1,918	$1,810	6%

The increase in sales from North America Soup and Away From Home was due to a 2% increase in volume and mix, partially offset by a 1% decrease due to increased trade promotion and consumer coupon redemption expenses. The sales increase was due to a 4% increase in ready-to-serve volume, driven by growth in Campbell’s Chunky and Select, and the introduction of Soup at Hand, a new convenient portable sipping soup designed for out-of-home consumption. Campbell’s Chunky had increased sales volume due primarily to new varieties and continued promotional and advertising investment. The ongoing quality improvements in Campbell’s Select helped drive growth. Swanson broth shipments rose 20% behind a strong holiday season and the later timing of the

Thanksgiving holiday. Condensed soup volume declined 3%. During the quarter, the company launched consumer marketing in support of the improved condensed vegetable varieties and the expanded line of Fun Favorites soups for kids. Since the marketing commenced, these condensed products have experienced an improvement in shipment and consumer purchase trends. Canada reported sales growth versus last year, while Away From Home sales were flat as double-digit soup shipment growth was offset by declines in frozen entrees and other product lines.

North America Sauces and Beverages reported flat sales with prior year. Volume and mix declined 2%, offset by a 2% increase in reported sales due to decreased trade promotion and consumer coupon redemption expenses. Pace volume grew double-digits from the prior year, driven by new marketing initiatives and product introductions. V8 vegetable juice and Campbell’s tomato juice reported sales increases driven by advertising and consumer marketing campaigns. The Latin America region also reported sales growth. These sales gains were offset by declines in Prego pasta sauces, V8 Splash juice drinks, and Franco-American canned pasta. Prego pasta sauce shipments declined due to the comparison with the year-ago quarter when introductory marketing behind Prego pasta bake sauce drove growth.

Biscuits and Confectionery reported a 14% increase in sales due to a 7% increase from the acquisition of Snack Foods Limited in Australia, a 1% increase from volume and mix, a 3% increase from higher selling prices, and a 3% increase from currency. The favorable currency impact principally reflects the strengthening of the Australian dollar. Pepperidge Farm reported sales increases due to volume gains in cookies, crackers, fresh bread and frozen products. The introduction of Goldfish Colors crackers and promotional display activity for the Super Bowl were the primary drivers of the growth in the cracker line, which reported a double-digit sales increase. Sales at Arnotts were even with a year ago, excluding the impact of the acquisition and currency, as supply issues associated with the start-up of the newly reconfigured manufacturing network were offset by the introduction of new products. Godiva Chocolatier’s worldwide sales increased due to growth in Europe and Asia, partially offset by continued weakness in same store sales in North America.

International Soup and Sauces reported an increase in sales of 16%. The favorable impact of currency accounted for a 13% increase and the acquisition of Erin Foods in Ireland accounted for 3% of the increase. Excluding these items, sales were unchanged. Dry soup sales improved driven by strong performances in the Nordic region and in Germany. United Kingdom sauces showed positive results behind a relaunch of canned sauces compared to steep declines a year ago. These increases were offset by wet soup volume declines in the United Kingdom, France, and Germany. Sales in the Asia Pacific region were unchanged.

Gross Margin

Gross margin, defined as net sales less cost of products sold, increased $56 million. As a percent of sales, gross margin increased from 44.5% in 2002 to 44.9% in 2003. The percentage increase was due to productivity gains, moderate increases in selling prices, and the comparison to year ago which included costs related to the Australian manufacturing reconfiguration, partially offset by inflation in ingredients, packaging materials and manufacturing costs.

Marketing and Selling Expenses

Marketing and selling expenses increased 5% in 2003 driven by the impact of the acquisitions, currency and costs associated with U.S. Soup shelving initiatives. As a percent of sales, Marketing and selling expenses were approximately 17% in both 2003 and 2002.

General and Administrative Expenses

Administrative expenses increased by approximately 33% due primarily to the ongoing impact of costs associated with investments in both systems and people to improve executional capability.

Research and development expenses increased 18% reflecting additional product development and quality improvement efforts.

Other expenses declined $25 million from the prior year due to the elimination of $17 million of amortization of goodwill and indefinite-lived intangible assets upon adoption of SFAS No. 142 as of the beginning of this fiscal year. In 2003, Other expenses included the gain of approximately $8 million on the sale of the site of the recently closed facility in Australia. In addition, stock-based incentive compensation costs declined as compared to the prior year as the company shifted elements of compensation programs from stock-based toward a higher cash component. Cash compensation costs are classified by function on the Statements of Earnings.

Operating Earnings

As previously noted, operating segment results for the period ended January 27, 2002 have been restated to reflect the pro forma impact of SFAS No. 142. Amortization expense of $17 million has been eliminated from the prior period results. Segment operating earnings, on a comparable basis, increased 3% from the prior year.

An analysis of operating earnings by reportable segment follows.

(millions)	2003	2002	%Change

North America Soup and Away From Home	$209	$218	(4)%
North America Sauces and Beverages	84	70	20
Biscuits and Confectionery	87	79	10
International Soup and Sauces	34	35	(3)

Subtotal	414	402	3
Corporate	(29)	(33)

	$385	$369	4%

Earnings from North America Soup and Away From Home declined 4% reflecting increased promotional spending, principally behind the improved condensed soup vegetable varieties and the new Soup at Hand portable sipping soup, increased investments in U.S. product development initiatives and shelving initiatives, and continued investment in people and systems to enhance execution capability.

Earnings from North America Sauces and Beverages increased 20% primarily due to lower manufacturing costs and marketing spending compared to the prior year. The marketing spending in the comparable quarter last year included heavy spending associated with the introduction of Prego pasta bake sauce.

Earnings from Biscuits and Confectionery increased 10% as reported, 5% excluding costs associated with the Australian manufacturing reconfiguration, and 4% excluding currency and the reconfiguration costs. The increase was due to higher sales compared to the year-ago quarter. Arnotts’ earnings were favorably impacted by an $8 million gain on the sale of the recently closed Melbourne facility. However, this gain was substantially offset by start-up costs associated with the manufacturing reconfiguration and severance costs related to the integration of the Snack Foods Limited acquisition.

Earnings from International Soup and Sauces decreased 3%. Excluding the impact of currency and the acquisition of Erin Foods in Ireland, operating earnings declined 14%. The earnings decline was driven by costs related to strategy development, investments in infrastructure, and higher promotional spending primarily behind the dry soup business in Europe.

Nonoperating Items

Interest expense increased to $46 million from $45 million in the prior year.

The effective tax rate was 31.9% for 2003 and 33.9% for 2002, as reported. The comparable tax rate for 2002 would be 33.3%, based on a pro forma adjustment for the adoption of SFAS No. 142. The reduction from the prior year reflects a number of factors which favorably impact foreign and U.S. rates.

SIX MONTHS

Sales

Sales for the six months increased 2% to $3.62 billion from $3.54 billion last year. The change in net sales was attributed to 1% decrease from volume/mix, a 1% increase from higher selling prices, a 1% decrease due to higher trade promotion and consumer coupon redemption expenses, a 2% increase from acquisitions, and a 1% increase due to currency. Wet soup shipments declined 2% in the U.S. and 1% in international, resulting in a 2% decrease worldwide.

An analysis of net sales by reportable segment follows:

(millions)	2003	2002	%Change

North America Soup and Away From Home	$1,570	$1,618	(3)%
North America Sauces and Beverages	625	632	(1)
Biscuits and Confectionery	896	807	11
International Soup and Sauces	532	482	10

	$3,623	$3,539	2%

North America Soup and Away From Home reported a 3% decline in sales compared to the prior year. Volume and mix declined 2% coupled with a 1% decrease due to an increase in trade and consumer coupon redemption expenses. Shipments of condensed products declined 9%, while shipments of ready-to-serve products increased 2%. The ready-to-serve performance was driven by the launch of Soup at Hand, the new portable sipping soup. Swanson broth shipments increased 7% over the prior year. Canada reported sales growth over last year, while Away From Home sales declined slightly.

North America Sauces and Beverages reported a 1% decline in sales due to volume and mix declines. The volume decrease was driven by declines in Prego pasta bake sauce, V8 Splash, and Franco-American canned pasta, partially offset by volume gains in Pace Mexican sauces, Campbell’s tomato juice and V8 vegetable juice.

Biscuits and Confectionery reported an 11% increase in sales due to a 6% increase from the Snack Foods acquisition, a 1% increase in volume/mix, a 3% increase from higher selling prices, a 2% increase from currency, offset by a 1% decrease due to increased trade and consumer coupon redemption expenses. Pepperidge Farm reported sales increases across its portfolio of cookies, crackers and bread. The primary driver of the growth was the Goldfish cracker line, which was driven by the introduction of Goldfish Colors crackers. Godiva Chocolatier reported sales growth, primarily in Europe and Asia. Arnotts in Australia contributed to the sales increase due primarily to price increases and the favorable impact of currency.

The 10% increase in International Soup and Sauces sales was due to a 9% increase from currency and a 2% increase from the acquisition, offset by a 1% decline due to increased trade and consumer coupon redemption expenses. The dry soup business in Europe delivered a positive performance, offset by a decline in sales in wet soup and sauces in the United Kingdom and Germany.

Gross Margin

Gross margin, defined as net sales less cost of products sold, increased $32 million year-to-date. As a percent of sales, gross margin was 44.1% compared to 44.2% last year. The negative impact of lower soup sales and inflation on ingredients, packaging materials and manufacturing costs was substantially offset by productivity gains and comparison to a year ago which included higher costs related to the Australian manufacturing reconfiguration.

Marketing and Selling Expense

Marketing and selling expenses increased from $591 million in 2002 to $602 million in 2003. As a percent of sales, Marketing and selling expenses were approximately 17% in both 2003 and 2002. Excluding the acquisitions and currency, marketing expenses declined slightly compared to the prior year, while selling expenses increased due to shelving initiatives on the U.S. Soup business.

General and Administrative Expenses

Administrative expenses increased by approximately 11% primarily due to costs associated with investments in both systems and people, and integration costs associated with the acquisitions.

Other expenses declined from $66 million in 2002 to $13 million in 2003 due primarily to the elimination of $34 million of amortization upon adoption of SFAS No. 142 as of the beginning of this fiscal year. In 2003, Other expenses included the gain of approximately $8 million on the sale of the site of the recently closed facility in Australia. In addition, stock-based compensation costs declined as compared to the prior year as the company shifted elements of compensation programs from stock-based toward a higher cash component. Cash compensation costs are classified by function on the Statements of Earnings.

Operating Earnings

As previously noted, operating segment results for the period ended January 27, 2002 have been restated to reflect the pro forma impact of SFAS No. 142. Amortization expense of $34 million has been eliminated from prior period results. Segment operating earnings remained flat versus the prior year. An analysis of operating earnings by segment follows:

(millions)	2003	2002	%Change

North America Soup and Away From Home	$414	$450	(8)%
North America Sauces and Beverages	161	134	20
Biscuits and Confectionery	129	116	11
International Soup and Sauces	60	64	(6)

Subtotal	764	764	—
Corporate	(49)	(64)

	$715	$700	2%

The 8% decrease in earnings from North America Soup and Away From Home was due to lower sales, marketing costs associated with the launch of Soup at Hand, and costs associated with shelving and product development initiatives.

North America Sauces and Beverages reported a 20% increase in earnings due to favorable sales mix, a reduction in marketing expenses since the prior year included costs associated with the introduction of Prego pasta bake sauces, and manufacturing cost improvements.

Earnings from Biscuits and Confectionery increased 11% as reported, 3% excluding the impact of the Australian manufacturing reconfiguration and movements in currency exchange rates. The increase in earnings was attributed to an increase in sales, particularly at Pepperidge Farm, compared to a year-ago. In the current period, the gain on the sale of the recently closed site in Australia was completely offset by start-up costs related to the Australian manufacturing reconfiguration and costs related to the integration of the Snack Foods acquisition.

Earnings from International Soup and Sauces declined 6% as reported, 16% before the impact of currency. The acquisition did not impact the percentage comparison to the year-ago period. The decline in earnings was primarily due to weak sales performance, costs related to strategy development, investments in infrastructure, and costs associated with the closure of a dry soup plant in Ireland.

Corporate expenses decreased $15 million due principally to lower stock-based compensation costs.

Nonoperating Items

Net interest expense decreased to $91 million from $98 million in the prior year due to lower levels of debt and lower interest rates.

The effective tax rate was 32.2% for 2003 and 34.2% for 2002, as reported. The comparable tax rate for 2002 would be 33.6%, based on a pro forma adjustment for the adoption of SFAS No. 142. The reduction in the rate from the prior year reflects a number of factors which favorably impact foreign and U.S. tax rates.

Restructuring Programs

As a result of the reconfiguration of the manufacturing network of Arnotts in Australia, costs of approximately $1 million in 2003 and $7 million ($5 million after tax) in 2002 were recorded as Cost of products sold, primarily representing accelerated depreciation on assets to be taken out of service. In addition, in the second quarter ended January 27, 2002, the company recorded a $1 million restructuring charge related to planned severance activities under this program. These costs were related to a previously announced program designed to drive greater manufacturing efficiency resulting from the closure of the Melbourne plant. Approximately 550 jobs were eliminated due to the plant closure. As a result of this reconfiguration, the company expects annual pre-tax cost savings of approximately $10 million, a portion of which will be realized in 2003. See also Note (k) to the Consolidated Financial Statements.

Liquidity and Capital Resources

The company generated cash from operations of $473 million compared to $491 million last year as the seasonal increase in working capital during the period was larger than a year ago due to the very low level in place at the July 2002 fiscal year end.

Capital expenditures were $93 million compared to $61 million a year ago due to spending against the new Pepperidge Farm bakery and soup quality projects. As previously announced, capital expenditures are expected to be approximately $285 million in fiscal 2003 due to the new Pepperidge Farm bakery, as well as planned process improvements and product quality enhancements.

Businesses acquired, as presented in the Statements of Cash Flows, represents the acquisitions of Snack Foods Limited and Erin Foods in the first quarter of 2003 and a purchase price adjustment in 2002 related to the European dry soup and sauces acquisition.

The company purchased 120,000 shares in the quarter ended January 26, 2003. The company did not repurchase shares in the six month period last year. The company expects to repurchase sufficient shares over time to offset the impact of dilution from shares issued under incentive stock compensation plans.

In November 2002, the company terminated interest rate swap contracts with a notional value of $250 million that converted fixed-rate debt (6.75% notes due 2011) to variable and received $37 million. Of this amount, $3 million represented accrued interest earned on the swap prior to the termination date. The remainder will be amortized over the remaining life of the notes as a reduction to interest expense.

On November 25, 2002, the company issued $400 million of ten-year 5% fixed-rate notes due December 2012. The proceeds were used to retire $300 million of 6.15% notes and to repay commercial paper borrowings. In connection with this issuance, the company entered into ten-year interest rate swaps that convert $300 million of the fixed-rate debt to variable.

The company believes that foreseeable liquidity, including the resolution of the contingencies described in Note (l) to the Consolidated Financial Statements, and capital resource requirements can be met through anticipated cash flows from operations, management of working capital, long-term borrowings under its shelf registration, and short-term borrowings, including commercial paper. The company believes that its sources of financing are adequate to meet its liquidity and capital resource requirements. The cost and terms of any future financing arrangements depend on the market conditions and the company’s financial position at that time.

At January 26, 2003, the company had approximately $1.4 billion of notes payable due within one year and $48 million of standby letters of credit issued on behalf of the company. The company maintains $1.8 billion of committed revolving credit facilities, which remain unused at January 26, 2003, except for the $48 million of standby letters of credit issued on behalf of the company. The credit facilities support the company’s commercial paper program. The company is in compliance with the covenants contained in its revolving credit facilities and debt securities.

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

The following areas all require the use of subjective or complex judgments, estimates and assumptions:

Trade and consumer promotion expenses – The company offers various sales incentive programs to customers and consumers, such as cooperative advertising programs, feature price discounts, in-store display incentives and coupons. The recognition of expense for these programs involves use of judgment related to performance and redemption estimates. Estimates are made based on historical experience and other factors. Actual expenses may differ if the level of redemption rates and performance vary from estimates.

Valuation of long-lived assets – Long-lived assets, including fixed assets and intangibles, are reviewed for impairment as events or changes in circumstances occur, indicating that the carrying amount of the asset may not be recoverable. Discounted cash flow analyses are used to assess nonamortizable intangible asset impairment, while undiscounted cash flow analyses are used to assess long-lived asset impairment. The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, and economic conditions.

Pension and postretirement medical benefits – The company provides certain pension and postretirement benefits to employees and retirees. Determining the cost associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, turnover rates and health care trend rates. Independent actuaries, in accordance with accounting principles generally accepted in the United States, perform the required calculations to determine expense. Actual results that differ from the actuarial assumptions are generally accumulated and amortized over future periods.

Income taxes - The effective tax rate and the tax bases of assets and liabilities reflect management’s estimate of the ultimate outcome of various tax audits and issues. In addition, valuation allowances are established for deferred tax assets where the amount of expected future taxable income from operations does not support the realization of the asset.

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

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This standard amends the transition and disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” The increased disclosure requirements are applicable to the company’s interim and annual financial statements beginning in the third quarter of the current fiscal year. However, the required disclosures are included in Note (b) to the Consolidated Financial Statements. The company currently does not intend to transition to the use of a fair value method for accounting for stock-based compensation. As permitted by SFAS No. 148, the company accounts for stock option grants and restricted stock awards in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no compensation expense has been recognized for stock options since all options granted had a exercise price equal to the market value of the underlying stock on the grant date.

In November 2002, FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. FIN 45 clarifies the requirements relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions became effective in this quarter and are included in Note (m) to the Consolidated Financial Statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” This Interpretation addressed consolidation by business enterprises of certain variable interest entities (“VIEs”). The Interpretation is effective immediately for all enterprises with variable interests in VIEs created after January 31, 2003. For variable interests in VIEs created before February 1, 2003, the provisions of this Interpretation will be applicable no later than the beginning of the first interim or annual period beginning after June 15, 2003. Further, the disclosure requirements of the Interpretation are applicable for all financial statements initially issued after January 31, 2003, regardless of the date on which the VIE was created. The company is in the process of completing its evaluation of this Interpretation, but does not expect the adoption to have a material impact on the financial statements.

The Emerging Issue Task Force (EITF) reached a consensus on Issue No. 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination” which clarifies certain recognition requirements in SFAS No. 141, “Business Combinations.” The guidance in this Issue is to be applied to business combinations consummated and goodwill impairments tests performed after October 25, 2002. The company does not expect its application to have a material impact on the financial statements.

Recent Developments

On February 13, 2003, the company issued a press release announcing results for the second quarter 2003 and commented on the outlook for earnings per share for the third quarter of 2003 and for the full year. In that release, the company maintained its previous full year earnings estimate of approximately $1.47 per share, before the cumulative effect of the accounting change. This compares to $1.28 per share as reported in 2002, or $1.44 when adjusted for amortization expense of $.13 per share and costs of $.03 per share related to the Australian reconfiguration. For the third quarter of 2003, the company expects earnings per share to be in the range of $.25 to $.27.

Subsequent Event

Early in 2000, ten purported class action lawsuits were commenced against the company and two of its former executives in the United States District Court for the District of New Jersey. The lawsuits were subsequently consolidated, and an amended consolidated complaint was filed alleging, among other things, that the company and the former executives misrepresented the company’s financial condition between September 8, 1997 and January 8, 1999, by failing to disclose alleged shipping and revenue recognition practices in connection with the sale of certain company products at the end of the company’s fiscal quarters in violation of Section 10 (b) and 20 (a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On February 6, 2003, the company announced it had reached an agreement in principle to settle this case. If the court approves the settlement, all claims will be dismissed and the litigation will be terminated in exchange for a payment of $35 million, all of which will be covered by insurance. The company recorded a $35 million liability for the amount due under the agreement and a $35 million receivable from the anticipated insurance recovery as of January 26, 2003. In addition, the settlement agreement recognizes that entry into the settlement does not constitute an admission of fault or liability by the company or any other defendant.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the company’s exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Annual Report on Form 10-K for fiscal 2002. There have been no significant changes in the company’s portfolio of financial instruments or market risk exposures from the fiscal 2002 year-end except that in November 2002, the company terminated interest rate swap contracts with a notional value of $250 million that converted fixed-rate debt (6.75% notes due 2011) to variable and received $37 million. In November 2002, the company also entered into interest rate swaps that convert $300 million of the $400 million fixed-rate notes issued in November 2002 to variable. See the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Results of Operations and Financial Condition for an additional discussion of these interest rate swap contracts.

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

PART II

ITEM 1.     LEGAL PROCEEDINGS

As previously reported, ten purported class action lawsuits were commenced against the company and two of its former executives in the United States District Court for the District of New Jersey. The lawsuits were subsequently consolidated, and an amended consolidated complaint was filed alleging, among other things, that the company and the former executives misrepresented the company’s financial condition between September 8, 1997 and January 8, 1999, by failing to disclose alleged shipping and revenue recognition practices in connection with the sale of certain company products at the end of the company’s fiscal quarters in violation of Section 10 (b) and 20 (a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On February 6, 2003, the company announced it had reached an agreement in principle to settle this case. If the court approves the settlement, all claims will be dismissed and the litigation will be terminated in exchange for a payment of $35,000,000, all of which will be covered by insurance. In addition, the settlement agreement recognizes that entry into the settlement does not constitute an admission of fault or liability by the company or any other defendant.

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

Following receipt of a Notice of Proposed Adjustment on November 20, 2002, the company received an Examination Report from the Internal Revenue Service on December 23, 2002, which included a challenge to the treatment of gains and interest deductions claimed in the company’s fiscal 1995 federal income tax return, relating to transactions involving government securities. If the proposed adjustment were upheld, it would require the company to pay a net amount of approximately $100,000,000 in taxes, accumulated interest to date, and penalties. Interest will continue to accrue until the matter is resolved. The company believes these transactions were properly reported on its federal income tax return in accordance with applicable tax laws and regulations in effect during the period involved and is challenging these adjustments vigorously. While the outcome of proceedings of this type cannot be predicted with certainty, the company believes that the ultimate outcome of this matter will not have a material impact on the consolidated financial condition or results of operation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.	Campbell’s Annual Meeting of Shareowners was held on November 22, 2002.

b.	The matters voted upon and the results of the vote are as follows:

        Election of Directors

	Number of Shares

Name	For	Withheld

Edmund M. Carpenter	358,042,430	13,344,320
Douglas R. Conant	367,661,042	3,725,708
Bennett Dorrance	360,235,342	11,151,408
Thomas W. Field, Jr.	367,881,392	3,505,358
Kent B. Foster	358,051,032	13,335,718
Harvey Golub	360,266,567	11,120,183
Randall W. Larrimore	367,682,417	3,704,333
David K.P. Li	367,755,552	3,631,198
Philip E. Lippincott	360,148,937	11,237,813
Mary Alice D. Malone	367,760,406	3,626,344
David C. Patterson	367,778,358	3,608,392
Charles R. Perrin	358,045,557	13,341,193
George M. Sherman	359,471,320	11,915,430
Donald M. Stewart	360,248,878	11,137,872
George Strawbridge, Jr.	358,033,956	13,352,794
Charlotte C. Weber	367,885,654	3,501,096

        Ratification of Appointment of PricewaterhouseCoopers LLP as Independent Accountants

	For	Against	Abstentions	Broker Non- Votes

Ratification of Appointment of Accountants	354,000,414	15,454,575	193,761	0

ITEM 5.     OTHER INFORMATION

The Audit Committee of the Board of Directors of the company approved the categories of all non-audit services performed by the company’s independent accountants, PricewaterhouseCoopers LLP, during the period covered by this report.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

None.

b.	Reports on Form 8-K

On November 21, 2002, the company filed a report on Form 8-K disclosing that, on November 20, 2002, the company received a Notice of Proposed Adjustment from the Internal Revenue Service challenging the treatment of gains and interest deductions claimed in the company’s fiscal 1995 federal income tax return, relating to transactions involving government securities. For more information on this Notice of Proposed Adjustment, please see Note (l) to the Consolidated Financial Statements and Item I, Part II, Legal Proceedings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL SOUP COMPANY

Date: March 11, 2003	By:	/s/ Robert A. Schiffner

Robert A. Schiffner Senior Vice President and Chief Financial Officer

	By:	/s/ Ellen Oran Kaden

Ellen Oran Kaden Senior Vice President - Law and Government Affairs

CERTIFICATIONS

I, Douglas R. Conant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Campbell Soup Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: March 11, 2003

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

Date: March 11, 2003

	By:	/s/ Robert A. Schiffner

Robert A. Schiffner Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibits

None.