Form 10-Q
period 2003-04-27
CAMPBELL SOUP CO
filed 2003-06-10
CIK 16732

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 27, 2003	Commission File Number 1-3822

New Jersey State of Incorporation	21-0419870 I.R.S. Employer Identification No.

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

Yes  [X]  No  [  ].

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b - 2 of the Securities Exchange Act of 1934).

Yes  [X]  No  [  ].

There were 410,521,764 shares of Capital Stock outstanding as of June 4, 2003.

PART I.

ITEM 1. FINANCIAL INFORMATION

CAMPBELL SOUP COMPANY CONSOLIDATED

Statements of Earnings

(unaudited)
(millions, except per share amounts)

	Three Months Ended		Nine Months Ended

	April	April	April	April
	27, 2003	28, 2002	27, 2003	28, 2002

Net sales	$1,600	$1,371	$5,223	$4,910

Costs and expenses
Cost of products sold	920	782	2,947	2,757
Marketing and selling expenses	263	246	865	837
Administrative expenses	137	94	364	299
Research and development expenses	23	17	62	52
Other expenses	22	42	35	108
Restructuring charges	—	—	—	1

Total costs and expenses	1,365	1,181	4,273	4,054

Earnings before interest and taxes	235	190	950	856
Interest, net	45	44	136	142

Earnings before taxes	190	146	814	714
Taxes on earnings	61	50	262	244

Earnings before cumulative effect of accounting change	129	96	552	470
Cumulative effect of change in accounting principle	—	—	(31)	—

Net earnings	$129	$96	$521	$470

Per share - basic
Earnings before cumulative effect of accounting change	$.31	$.23	$1.34	$1.14
Cumulative effect of change in accounting principle	—	—	(.08)	—

Net earnings	$.31	$.23	$1.26	$1.14

Dividends	$.1575	$.1575	$.4725	$.4725

Weighted average shares outstanding - basic	411	410	411	410

Per share - assuming dilution
Earnings before cumulative effect of accounting change	$.31	$.23	$1.34	$1.14
Cumulative effect of change in accounting principle	—	—	(.08)	—

Net earnings	$.31	$.23	$1.26	$1.14

Weighted average shares outstanding - assuming dilution	411	411	411	411

See Notes to Financial Statements

CAMPBELL SOUP COMPANY CONSOLIDATED

Balance Sheets

(unaudited)
(millions, except per share amounts)

	April	July
	27, 2003	28, 2002

Current assets
Cash and cash equivalents	$27	$21
Accounts receivable	511	417
Inventories	608	638
Other current assets	124	123

Total current assets	1,270	1,199

Plant assets, net of depreciation	1,770	1,684
Goodwill	1,771	1,581
Other intangible assets, net of amortization	1,010	953
Other assets	294	304

Total assets	$6,115	$5,721

Current liabilities
Notes payable	$1,261	$1,196
Payable to suppliers and others	514	681
Accrued liabilities	671	503
Dividend payable	65	65
Accrued income taxes	283	233

Total current liabilities	2,794	2,678

Long-term debt	2,273	2,449
Nonpension postretirement benefits	310	319
Other liabilities, including deferred income taxes of $175 and $188	386	389

Total liabilities	5,763	5,835

Shareowners’ equity (deficit)
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20
Additional paid-in capital	296	320
Earnings retained in the business	5,245	4,918
Capital stock in treasury, at cost	(4,860)	(4,891)
Accumulated other comprehensive loss	(349)	(481)

Total shareowners’ equity (deficit)	352	(114)

Total liabilities and shareowners’ equity (deficit)	$6,115	$5,721

See Notes to Financial Statements

CAMPBELL SOUP COMPANY CONSOLIDATED

Statements of Cash Flows
(unaudited)
(millions)

	Nine Months Ended

	April	April
	27, 2003	28, 2002

Cash flows from operating activities:
Net earnings	$521	$470
Non-cash charges to net earnings
Cumulative effect of accounting change	31	—
Depreciation and amortization	180	229
Deferred income taxes	(1)	(10)
Other, net	41	46
Changes in working capital
Accounts receivable	(24)	16
Inventories	61	68
Prepaid assets	(1)	15
Accounts payable and accrued liabilities	(66)	38
Other	(36)	(43)

Net cash provided by operating activities	706	829

Cash flows from investing activities:
Purchases of plant assets	(158)	(112)
Sales of plant assets	10	4
Businesses acquired	(176)	(15)
Sales of businesses	6	3
Long-term investments	(4)	(11)

Net cash used in investing activities	(322)	(131)

Cash flows from financing activities:
Long-term borrowings	400	1,100
Repayments of long-term borrowings	—	(628)
Short-term borrowings	730	618
Repayments of short-term borrowings	(1,319)	(1,567)
Dividends paid	(194)	(221)
Treasury stock purchases	(13)	—
Treasury stock issuances	15	7
Other, net	—	(1)

Net cash used in financing activities	(381)	(692)

Effect of exchange rate changes on cash	3	(3)

Net change in cash and cash equivalents	6	3
Cash and cash equivalents - beginning of period	21	24

Cash and cash equivalents - end of period	$27	$27

See Notes to Financial Statements

CAMPBELL SOUP COMPANY CONSOLIDATED

Statements of Shareowners’ Equity (Deficit)

(unaudited)
(millions, except per share amounts)

	Capital stock
						Earnings	Accumulated
	Issued		In treasury		Additional	retained	other	Total
					paid-in	in the	comprehensive	shareowners’
	Shares	Amount	Shares	Amount	capital	business	income (loss)	equity (deficit)

Balance at July 29, 2001	542	$20	(133)	$(4,908)	$314	$4,651	$(324)	$(247)

Comprehensive income (loss)
Net earnings						470		470
Foreign currency translation adjustments							31	31
Cash-flow hedges, net of tax							(3)	(3)

Other comprehensive income							28	28

Total Comprehensive income								498

Dividends ($.4725 per share)						(194)		(194)
Treasury stock issued under management incentive and stock option plans			1	11	12			23

Balance at April 28, 2002	542	$20	(132)	$(4,897)	$326	$4,927	$(296)	$80

Balance at July 28, 2002	542	$20	(132)	$(4,891)	$320	$4,918	$(481)	$(114)

Comprehensive income (loss)
Net earnings						521		521
Foreign currency translation adjustments							133	133
Cash-flow hedges, net of tax							(1)	(1)

Other comprehensive income							132	132

Total Comprehensive income								653

Dividends ($.4725 per share)						(194)		(194)
Treasury stock purchased			(1)	(13)				(13)
Treasury stock issued under management incentive and stock option plans			1	44	(24)			20

Balance at April 27, 2003	542	$20	(132)	$(4,860)	$296	$5,245	$(349)	$352

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

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This standard amends the transition and disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 148, the company accounts for stock option grants and restricted stock awards in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no compensation expense has been recognized for stock options since all options granted had an exercise price equal to the market value of the underlying stock on the grant date. Restricted stock awards are expensed. See also Note (l) of the Notes to Consolidated Financial Statements. The company currently does not intend to transition to the use of a fair value method for accounting for stock-based compensation. The following table illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended		Nine Months Ended

	Apr. 27, 2003	Apr. 28, 2002	Apr. 27, 2003	Apr. 28, 2002

Net Earnings, as reported	$129	$96	$521	$470
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects[1]	3	4	11	16
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10)	(8)	(30)	(27)

Pro forma net earnings	$122	$92	$502	$459

Earnings per share:
Basic-as reported	$.31	$.23	$1.26	$1.14

Basic-pro forma	$.30	$.22	$1.22	$1.12

Diluted-as reported	$.31	$.23	$1.26	$1.14

Diluted-pro forma	$.30	$.22	$1.22	$1.12

[1] Represents restricted stock expense

(c)	Acquisitions

During the first quarter ended October 27, 2002, the company acquired two businesses for cash consideration of approximately $170 and assumed debt of approximately $20. The company acquired Snack Foods Limited, a leader in the Australian salty snack category, and Erin Foods, the number two dry soup manufacturer in Ireland. Snack Foods Limited is included in the Biscuits and Confectionery segment. Erin Foods is included in the International Soup and Sauces segment. The allocation of the purchase price of these businesses is based on preliminary estimates and assumptions and is subject to revision. The businesses have annual sales of approximately $160.

(d)	Goodwill and Intangible Assets

On July 29, 2002 the company adopted SFAS No. 142 “Goodwill and Other Intangible Assets.” Under this standard, goodwill and intangible assets with indefinite useful lives are no longer amortized, but rather are to be tested at least annually for impairment. Intangible assets with finite lives should continue to be amortized over the estimated useful life and reviewed for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets.” In connection with the adoption of SFAS No. 142, the company was required to perform an impairment assessment on all goodwill and indefinite-lived intangible assets as of July 29, 2002. The assessment of the indefinite-lived intangible assets requires a comparison between the fair value and carrying value of the intangible asset. To the extent the carrying value exceeds the fair value, an impairment loss is recognized. The assessment of goodwill is a two-step process in which the first step identifies impairment by requiring a comparison of the fair value of each reporting unit to the carrying value, including goodwill allocated to the unit. If the carrying value exceeds the fair value, goodwill is considered to be impaired. The amount of impairment is measured in a second step as the difference between the carrying value of goodwill and the “implied” fair value of goodwill, which is determined by calculating goodwill as if the reporting unit had just been acquired and accounted for as a business combination. Fair values were determined using discounted cash flow analyses. As a result of this evaluation, the company recorded a non-cash after-tax charge of $31 (net of a $17 tax benefit) for impaired goodwill associated with the Stockpot business, a foodservice business acquired in August 1998. Stockpot is a reporting unit in the North America Soup and Away From Home segment. This non-cash charge was recorded as a cumulative effect of a change in accounting principle. The impairment of Stockpot goodwill is the result of a reduction in actual sales attained and forecasted future sales growth relative to projections made at the time of the acquisition.

The provisions of SFAS No. 142 are to be applied on a prospective basis and prior year results are not to be restated. The following tables present a reconciliation of earnings before cumulative effect of accounting change, adjusted to exclude amortization of goodwill and indefinite-lived intangible assets:

	Three Months Ended	Three Months Ended
	April 27, 2003	April 28, 2002

Earnings before cumulative effect of accounting change, as reported	$129	$96
Add back: Goodwill Amortization	—	9
Trademark Amortization	—	4

Adjusted earnings before cumulative effect of accounting change	$129	$109

	Three Months Ended	Three Months Ended
	April 27, 2003	April 28, 2002

Basic and diluted earnings per share before cumulative effect of accounting change, as reported	$.31	$.23
Add back: Goodwill Amortization	—	.02
Trademark Amortization	—	.01

Adjusted basic and diluted earnings per share before cumulative effect of accounting change	$.31	$.27

	Nine Months Ended	Nine Months Ended
	April 27, 2003[1]	April 28, 2002

Earnings before cumulative effect of accounting change, as reported	$552	$470
Add back: Goodwill Amortization	—	26
Trademark Amortization	—	13

Adjusted earnings before cumulative effect of accounting change	$552	$509

	Nine Months Ended	Nine Months Ended
	April 27, 2003[1]	April 28, 2002

Basic and diluted earnings per share before cumulative effect of accounting change, as reported	$1.34	$1.14
Add back: Goodwill Amortization	—	.06
Trademark Amortization	—	.03

Adjusted basic and diluted earnings per share before cumulative effect of accounting change	$1.34	$1.24

[1]	In the first quarter of 2003, the company recognized a $31 (net of a $17 tax benefit), or $.08 per share, cumulative effect of accounting change related to the adoption of SFAS No. 142.

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	April 27, 2003		July 28, 2002

	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization[1]:
Trademarks	$6	$(2)	$5	$(1)
Other	16	(7)	15	(5)

Total	$22	$(9)	$20	$(6)

Intangible assets not subject to amortization[2]:
Trademarks	$964		$908
Pension	31		31
Customer Relationships	2		—

Total	$997		$939

[1]	Amortization related to these assets was approximately $1 for the nine month period ended April 27, 2003 and April 28, 2002. The estimated aggregated amortization expense for each of the five succeeding fiscal years is less than $2 per year. Asset useful lives range from five to thirty-four years.

[2]	Total carrying amount is net of accumulated amortization through July 28, 2002.

Changes in the carrying amount for goodwill for the period ended April 27, 2003 are as follows:

	North America	North America
	Soup and	Sauces and	Biscuits and	International
	Away From Home	Beverages	Confectionery	Soup and Sauces	Total

Balance at July 28, 2002	$336	$365	$339	$541	$1,581
Goodwill acquired	—	—	111	13	124
Impairment losses	(48)	—	—	—	(48)
Foreign currency translation adjustment	8	—	54	52	114

Balance at April 27, 2003	$296	$365	$504	$606	$1,771

(e)	Comprehensive Income

Total comprehensive income comprises net earnings, net foreign currency translation adjustments, minimum pension liability adjustments, and net unrealized gains (losses) on cash-flow hedges.

Total comprehensive income for the three months ended April 27, 2003 and April 28, 2002, was $175 and $141, respectively. Total comprehensive income for the nine months ended April 27, 2003 and April 28, 2002, was $653 and $498, respectively.

The components of Accumulated other comprehensive loss, as reflected in the Statements of Shareowners’ Equity (Deficit), consisted of the following:

	April 27,	April 28,
	2003	2002

Foreign currency translation adjustments	$(142)	$(294)
Cash-flow hedges, net of tax	1	(2)
Minimum pension liability, net of tax[1]	(208)	—

Total Accumulated other comprehensive loss	$(349)	$(296)

[1] Includes a tax benefit of $119

(f)	Earnings Per Share

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

Accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those described in the company’s 2002 Annual Report on Form 10-K. The company evaluates segment performance before interest and taxes. The North America Soup and Away From Home and North America Sauces and Beverages segments operate under an integrated supply chain organization, sharing substantially all manufacturing, warehouse, distribution and sales activities. Accordingly, assets have been allocated between the two segments based on various measures, for example, budgeted production hours for fixed assets and depreciation. Segment financial information for the three and nine months ended April 27, 2003 reflects the adoption of SFAS No.

142 as discussed in Note (d). Operating segment results for the periods ended April 28, 2002 have been adjusted to reflect the pro forma impact of amortization eliminated under the standard. Amortization expense of $17 for the three month period and $51 for the nine month period has been eliminated from the prior period results.

April 27, 2003

		Earnings	Depreciation
		Before Interest	and	Capital
Three Months Ended	Net Sales	and Taxes	Amortization	Expenditures

North America Soup and Away From Home	$600	$147	$17	$15
North America Sauces and Beverages	295	59	9	10
Biscuits and Confectionery	434	38	24	31
International Soup and Sauces	271	37	8	5
Corporate and Eliminations[1]	—	(46)	11	4

Total	$1,600	$235	$69	$65

		Earnings	Depreciation
		Before Interest	and	Capital	Segment
Nine Months Ended	Net Sales	and Taxes	Amortization	Expenditures	Assets

North America Soup and Away From Home	$2,170	$561	$46	$38	$1,193
North America Sauces and Beverages	920	220	25	24	1,206
Biscuits and Confectionery	1,330	167	63	72	1,606
International Soup and Sauces	803	97	24	14	1,776
Corporate and Eliminations[1]	—	(95)	22	10	334

Total	$5,223	$950	$180	$158	$6,115

April 28, 2002

		Earnings	Depreciation
		Before Interest	and	Capital
Three Months Ended	Net Sales	and Taxes	Amortization	Expenditures

North America Soup and Away From Home	$516	$111	$15	$18
North America Sauces and Beverages	276	61	8	11
Biscuits and Confectionery	357	42	22	15
International Soup and Sauces	222	26	8	4
Corporate and Eliminations[1]	—	(33)	12	3

Total	$1,371	$207	$65	$51

		Earnings	Depreciation
		Before Interest	and	Capital	Segment
Nine Months Ended	Net Sales	and Taxes	Amortization	Expenditures	Assets

North America Soup and Away From Home	$2,134	$561	$42	$31	$1,179
North America Sauces and Beverages	908	195	24	19	1,195
Biscuits and Confectionery	1,164	158	66	44	1,250
International Soup and Sauces	704	90	21	12	1,526
Corporate and Eliminations[1]	—	(97)	25	6	639

Total	$4,910	$907	$178	$112	$5,789

[1]	Represents elimination of intersegment sales, unallocated corporate expenses and unallocated assets, including corporate offices, deferred income taxes and prepaid pension assets.

(h)	Inventories

	April 27, 2003	July 28, 2002

Raw materials, containers and supplies	$206	$231
Finished products	402	407

	$608	$638

Approximately 58% and 60% of inventory in 2003 and 2002, respectively, is accounted for on the last in, first out (LIFO) method of determining cost. If the first in, first out inventory valuation method had been used exclusively, inventories would not differ materially from the amounts reported at April 27, 2003 and July 28, 2002.

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

In connection with the $400 ten-year 5% fixed-rate notes due 2012 (referred to in Note (i)), the company entered into ten-year interest rate swaps that converted $300 of the fixed-rate debt to variable.

Variable-to-fixed interest rate swaps are accounted for as cash-flow hedges. Consequently, the effective portion of unrealized gains (losses) is deferred as a component of Accumulated other comprehensive income (loss) and is recognized in earnings at the time the hedged item affects earnings. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The notional value of all outstanding cash-flow interest rate swaps at April 27, 2003 totaled $300 with a maximum maturity of October 2003. The fair value of these swaps was $(3) as of April 27, 2003.

Fixed-to-variable interest rate swaps are accounted for as fair-value hedges. Gains and losses on these instruments are recorded in earnings as adjustments to interest expense, offsetting gains and losses on the hedged item. The notional amounts of all outstanding fair-value interest rate swaps at April 27, 2003 totaled $475 with a maximum maturity date of December 2012. The fair value of such instruments was $25 as of April 27, 2003.

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

Qualifying forward exchange and cross-currency swap contracts are accounted for as cash-flow hedges when the hedged item is a forecasted transaction, or when future cash flows related to a recognized asset or liability are expected to be received or paid. The effective portion of the changes in fair value on these instruments is recorded in Accumulated other comprehensive income (loss) and is reclassified into the Statements of Earnings on the same line item and in the same period or periods in which the hedged transaction affects earnings. The assessment of effectiveness for contracts is based on changes in the spot rates. The fair value of these instruments was $(79) at April 27, 2003.

Qualifying forward exchange contracts are accounted for as fair-value hedges when the hedged item is a recognized asset, liability or firm commitment. The fair value of such contracts was not material at April 27, 2003.

The company also enters into certain foreign currency derivative instruments that are not designated as accounting hedges. These instruments are primarily intended to reduce volatility of certain intercompany financing transactions. Gains and losses on derivatives not designated as accounting hedges are typically recorded in Other expense, as an offset to gains (losses) on the underlying transaction. The fair value of such contracts was $(15) at April 27, 2003.

Foreign currency forward contracts typically have maturities of less than one year. Principal currencies include the Australian dollar, British pound, Canadian dollar, euro, Japanese yen and Swedish krona.

As of April 27, 2003, the accumulated derivative net income in other comprehensive income for cash-flow hedges, including the forward exchange and cross-currency contracts, variable-to-fixed interest rate swaps and forward starting swap contracts was $1, net of tax. At April 28, 2002, the accumulated derivative net loss in other comprehensive income was approximately $2, net of tax. Reclassifications from Accumulated other comprehensive income (loss) into the Statements of Earnings during the quarter ended April 27, 2003 were not material. Reclassifications during the remainder of fiscal year 2003 are not expected to be material. There were no discontinued cash-flow hedges during the quarter. At April 27, 2003, the maximum maturity date of any cash-flow hedge was approximately eight years.

Other Contracts

The company is exposed to equity price changes related to certain employee compensation obligations. Swap contracts are utilized to hedge exposures relating to certain employee compensation obligations linked to the total return of the Standard & Poor’s 500 Index and the total return of the company’s capital stock. The company pays a variable interest rate and receives the equity returns under these instruments. The notional value of the equity swap contracts, which mature in 2004, was $19 at April 27, 2003. These instruments are not designated as accounting hedges. Gains and losses are recorded in Other expense. The net asset recorded under these contracts at April 27, 2003 was approximately $1.

Other disclosures related to hedge ineffectiveness and gains (losses) excluded from the assessment of hedge effectiveness have been omitted due to the insignificance of these amounts.

(k)	Restructuring Program

As a result of the reconfiguration of the manufacturing network of Arnotts in Australia, costs of approximately $1 in 2003 and $13 ($9 after tax) in 2002 were recorded as Cost of products sold, primarily representing accelerated depreciation on assets to be taken out of service. In addition, in the second quarter ended January 27, 2002, the company recorded a $1 restructuring charge related to planned severance activities under this program. These costs were related to a previously announced program designed to drive greater manufacturing efficiency resulting from the closure of the Melbourne plant. Approximately 550 jobs were eliminated due to the plant closure.

A summary of restructuring reserves at April 27, 2003 and related activity is as follows:

	Accrued		Accrued
	Balance at		Balance at
	July 28, 2002	Spending	April 27, 2003

Severance pay and benefits	$4	$(4)	$—

(l)	Other Expenses

The company has historically recognized in Other expenses stock-based compensation expense and certain expense related to the deferred compensation plan. If such expenses had been allocated by function, the following financial statement line items would increase (decrease) by the amounts indicated:

	April 27, 2003	April 28, 2002

Three months ended
Cost of products sold	$—	$—
Marketing and selling expenses	1	1
Administrative expenses	6	7
Research and development expenses	—	—
Other expenses	(7)	(8)

Nine months ended
Cost of products sold	$1	$1
Marketing and selling expenses	2	4
Administrative expenses	14	25
Research and development expenses	1	1
Other expenses	(18)	(31)

(m)	Contingencies

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

On February 19, 2002, VFB commenced a lawsuit against the company and several of its subsidiaries in the United States District Court for the District of Delaware alleging, among other things, fraudulent conveyance, illegal dividends and breaches of fiduciary duty by Vlasic directors alleged to be under the company’s control. The lawsuit seeks to hold the company liable in an amount necessary to satisfy all unpaid claims against Vlasic (which VFB estimates in the complaint to be $250), plus unspecified exemplary and punitive damages. While this case is still in the discovery stage and the ultimate disposition of complex litigation is inherently difficult to assess, the company believes the action is without merit and is defending the case vigorously.

The company received an Examination Report from the Internal Revenue Service on December 23, 2002, which included a challenge to the treatment of gains and interest deductions claimed in the company’s fiscal 1995 federal income tax return, relating to transactions involving government securities. If the proposed adjustment were upheld, it would require the company to pay a net amount of approximately $100 in taxes, accumulated interest to date, and penalties. Interest will continue to accrue until the matter is resolved. The company believes these transactions were properly reported on its federal income tax return in accordance with applicable tax laws and regulations in effect during the period involved and is challenging these adjustments vigorously. While the outcome of proceedings of this type cannot be predicted with certainty, the company believes that the ultimate outcome of this matter will not have a material impact on the consolidated financial condition or results of operation of the company.

(n)	Litigation Settlement

Early in 2000, ten purported class action lawsuits were commenced against the company and two of its former executives in the United States District Court for the District of New Jersey. The lawsuits were subsequently consolidated, and an amended consolidated complaint was filed alleging, among other things, that the company and the former executives misrepresented the company’s financial condition between September 8, 1997 and January 8, 1999, by failing to disclose alleged shipping and revenue recognition practices in connection with the sale of certain company products at the end of the company’s fiscal quarters in violation of Section 10 (b) and 20 (a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On February 6, 2003, the company announced it had reached an agreement in principle to settle this case. The district court’s order approving the settlement was issued on May 22, 2003; that order is subject to appeal until June 23, 2003. Pursuant to the court’s order, all claims have been dismissed and the litigation has been terminated in exchange for a payment of $35, which is expected to be made on June 23, 2003. The full amount of the payment will be covered by insurance. The company recorded a $35 liability for the amount due under the agreement and a $35 receivable from the anticipated insurance recovery as of January 26, 2003. The settlement does not constitute an admission of fault or liability by the company or any other defendant.

(o)	Guarantees

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

The company guarantees almost 1,200 bank loans made to Pepperidge Farm independent sales distributors for the purchase of distribution routes. The maximum potential amount of future payments the company could be required to make under the guarantees is approximately $80. The company’s guarantees are secured by the distribution routes. The company does not believe it is probable that it will be required to make guarantee payments as a result of defaults on the bank loans guaranteed. Prior to the adoption of FIN 45, no amounts were recognized on the Consolidated Balance Sheets related to these guarantees. The amount recognized as of April 27, 2003 is not material.

(p)	Recently Issued Accounting Pronouncements

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

The Emerging Issues Task Force (EITF) reached a consensus on Issue No. 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination” which clarifies certain recognition requirements in SFAS No. 141, “Business Combinations.” The guidance in this Issue is to be applied to business combinations consummated and goodwill impairment tests performed after

October 25, 2002. The company does not expect its application to have a material impact on the financial statements.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This standard amends and clarifies financial accounting and reporting for derivative instruments and hedging activities, primarily as a result of decisions made by the FASB Derivatives Implementation Group subsequent to the original issuance of SFAS No. 133 and in connection with other FASB projects. This standard is generally effective prospectively for contracts and hedging relationships entered into or modified after June 30, 2003. The company is currently evaluating the impact of this standard.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The company is in the process of evaluating this standard, but does not expect the adoption to have a material impact on the financial statements.

ITEM 2.

CAMPBELL SOUP COMPANY CONSOLIDATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Overview

The company reported net earnings of $129 million for the third quarter ended April 27, 2003 versus $96 million in the comparable quarter a year ago. Earnings per share were $.31, compared to $.23 a year ago. (All earnings per share amounts included in Management’s Discussion and Analysis are presented on a diluted basis.) Comparisons to the prior year are impacted by the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” as of the beginning of this fiscal year. In accordance with the provisions of this standard, the company discontinued amortization of goodwill and indefinite-lived intangible assets on a prospective basis from the date of adoption. Had such amortization been eliminated as of the beginning of the prior year, net earnings for the third quarter ended April 28, 2002 would have been $109 million, or $.27 per share. Net earnings for the third quarter of the prior year were impacted by costs of approximately $4 million (slightly less than $.01 per share) related to the Australian manufacturing reconfiguration. The increase in earnings was also due to higher sales during the quarter and a lower effective tax rate compared to the prior year, partially offset by higher administrative expenses and higher pension expense in 2003.

For the nine months ended April 27, 2003, earnings before the cumulative effect of accounting change were $552 million compared to $470 million in the year-ago period. Excluding amortization of $39 million eliminated under SFAS No. 142, net earnings for the nine months ended April 28, 2002 were $509 million. Earnings per share before the cumulative effect of accounting change rose to $1.34 from $1.14 as reported in 2002. Earnings per share for the year-ago period included amortization expense of approximately $.10 per share eliminated under SFAS No. 142. The increase over the prior year in net earnings before the cumulative effect of the accounting change is due to higher sales during the period, a reduction in costs related to the Australian manufacturing reconfiguration which were approximately $10 million in 2002 and $1 million in 2003, lower interest expense, and a reduction in the tax rate, partially offset by higher administrative expense and higher pension expense in 2003.

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

During the first quarter ended October 27, 2002, the company acquired two businesses for cash consideration of approximately $170 million and assumed debt of approximately $20 million. The company acquired Snack Foods Limited, a leader in the Australian salty snack category, and Erin Foods, the number two dry soup manufacturer in Ireland. Snack Foods Limited is included in the Biscuits and Confectionery segment. Erin Foods is included in the International Soup and Sauces segment. The allocation of the purchase price of these businesses is based on preliminary estimates and assumptions and is subject to revision. The businesses have annual sales of approximately $160 million.

THIRD QUARTER

Sales

Net sales in the quarter increased 17% to $1.60 billion from $1.37 billion last year. The change was attributed to a 6% increase in volume and mix, a 2% increase from higher selling prices, a 2% increase due to lower revenue reductions from trade promotion and consumer coupon redemption programs, a 3% increase from acquisitions and a 4% increase due to currency. Worldwide wet soup shipments increased 9% this quarter compared to last year. U.S. wet soup shipments increased 10%, while shipments outside the U.S. increased 8%.

An analysis of net sales by reportable segment follows:

	(millions)
	2003	2002	% Change

North America Soup and Away From Home	$600	$516	16%
North America Sauces and Beverages	295	276	7
Biscuits and Confectionery	434	357	22
International Soup and Sauces	271	222	22

	$1,600	$1,371	17%

The 16% increase in sales from North America Soup and Away From Home was due to an 8% increase in volume and mix, a 2% increase due to higher price realization, a 5% increase due to lower revenue reductions from trade promotion and consumer coupon redemption programs, and a 1% increase due to currency. The 10% increase in U.S. soup shipments was driven primarily by lower retailer inventory reductions in the quarter versus year ago and positive consumer takeaway as a result of new products, new shelving initiatives, and more productive trade promotion programs. Condensed soup shipments increased 2% as the continued advertising of the improved vegetable soups was supplemented by consumer support for the expanded line of Fun Favorites soups for kids. Ready-to-serve shipments increased 17%, driven by the launch this year of Soup at Hand, a new convenient portable sipping soup, and by strong consumer takeaway gains in Select. Swanson broth also contributed to the segment sales increase, with a shipment increase of 38% over the prior year, behind the Easter holiday promotional activity and continued success of the cooking with broth marketing campaign. Canada reported sales growth versus last year driven by increased soup shipments, while Away From Home experienced increased soup shipments, offset by declines in frozen entrees and other product lines.

North America Sauces and Beverages reported a 7% increase in sales due to a 6% increase in volume and mix, a 1% increase from higher price realization, a 1% increase due to lower revenue reductions from trade promotion and consumer coupon redemption programs, offset by a 1% decline due to currency. Volume increases were reported across most product categories. Pace contributed to the volume growth behind strong base business growth. The successful launch of V8 Splash Smoothies drove volume growth in beverages. Franco-American canned pasta and gravies also reported volume growth. Prego pasta sauce volume was negatively impacted by significantly lower shipments of Prego pasta bake sauce, which was heavily promoted a year ago during its initial launch year. Latin America and Mexico reported strong volume gains.

Biscuits and Confectionery reported a 22% increase in sales due to an 11% increase from the acquisition of Snack Foods Limited in Australia, a 4% increase from volume and mix, a 4% increase from higher price realization, a 5% increase from currency, offset by a 2% increase in revenue reductions from higher trade promotion and consumer coupon redemption programs. The favorable currency impact principally reflects the strengthening of the Australian dollar. Pepperidge Farm reported volume increases across its portfolio due to gains in cookies, crackers, fresh bread and frozen products. Volume growth led to increased sales at Arnotts. Godiva Chocolatier’s worldwide sales increased due to growth in Asia, partially offset by continued weakness in same store sales in North America.

International Soup and Sauces reported an increase in sales of 22%. The favorable impact of currency accounted for a 17% increase, the acquisition of Erin Foods in Ireland added 3%, volume and mix added 3%, offset by a 1% decline due to lower price realization. Wet soup shipments in the Asia Pacific region increased double-digit during the period.

Gross Margin

Gross margin, defined as net sales less cost of products sold, increased $91 million. As a percent of sales, gross margin decreased from 43.0% in 2002 to 42.5% in 2003. The percentage decrease was due to product mix (approximately 0.8 percentage points) and costs associated with quality upgrades (approximately 1.4 percentage points), partially offset by benefits from cost productivity programs (approximately 1.3 percentage points) and costs incurred in 2002 related to the Australian manufacturing reconfiguration (approximately 0.4 percentage points).

Marketing and Selling Expenses

Marketing and selling expenses increased 7% in 2003 primarily as a result of the acquisitions and currency translation. As a percent of sales, Marketing and selling expenses were approximately 16% in 2003 and approximately 18% in 2002.

Administrative Expenses

Administrative expenses increased by approximately $43 million, or 46%. Currency and acquisitions accounted for 6 percentage points of the increase. The remaining increase was driven primarily by a number of items, including costs associated with ongoing litigation (approximately 10 percentage points), an increase in bad debt expense due to the bankruptcy of a major U.S. customer (approximately 4 percentage points), investments in information technology and supply chain to improve execution capabilities (approximately 6 percentage points), and an increase in employee benefit costs (approximately 7 percentage points).

Research and Development Expenses

Research and development expenses increased 35%, or $6 million, reflecting additional resources behind innovation initiatives and quality improvement programs.

Other Expenses

Other expenses declined $20 million from the prior year due primarily to the elimination of $17 million of amortization of goodwill and indefinite-lived intangible assets upon adoption of SFAS No. 142 as of the beginning of this fiscal year. In addition, stock-based incentive compensation costs declined as compared to the prior year as the company shifted elements of compensation programs in 2003 from stock-based toward a higher cash component. Cash compensation costs are classified by function on the Statements of Earnings. See also Note (l) of the Notes to Consolidated Financial Statements.

Operating Earnings

As previously noted, operating segment results for the period ended April 28, 2002 have been restated to reflect the pro forma impact of SFAS No. 142. Amortization expense of $17 million has been eliminated from the prior period results. Segment operating earnings, on a comparable basis, increased 17% from the prior year.

An analysis of operating earnings by reportable segment follows:

	(millions)
	2003	2002	% Change

North America Soup and Away From Home	$147	$111	32%
North America Sauces and Beverages	59	61	(3)
Biscuits and Confectionery	38	42	(10)
International Soup and Sauces	37	26	42

Subtotal	281	240	17
Corporate	(46)	(33)

	$235	$207	14%

Earnings from North America Soup and Away From Home increased 32% primarily due to the increase in soup sales and lower marketing expenses.

Earnings from North America Sauces and Beverages decreased 3% due to increased marketing investments primarily behind the new product introduction of V8 Splash Smoothies.

Earnings from Biscuits and Confectionery decreased 10%, primarily due to increased advertising and promotional costs. Operating earnings in 2003 included $5 million of transitional expenses related to the planned closure of a Pepperidge Farm bakery in Norwalk, Connecticut and construction of a new bakery in Bloomfield, Connecticut. Operating earnings in 2002 included $6 million of costs related to the Australian manufacturing reconfiguration.

Earnings from International Soup and Sauces increased 42%. Currency translation contributed 19 percentage points of the increase. The remaining increase was driven by improved gross margin, reflecting volume growth in the higher margin dry soup business in Europe, and lower marketing spending.

Corporate expenses increased to $46 million from $33 million primarily due to costs associated with ongoing litigation.

Nonoperating Items

Interest expense increased to $45 million from $44 million in the prior year.

The effective tax rate was 32.1% for 2003 and 34.2% for 2002, as reported. The comparable tax rate for 2002 would be 33.1%, based on a pro forma adjustment for the adoption of SFAS No. 142. The reduction from the prior year reflects a number of factors which favorably impact foreign and U.S. rates.

NINE MONTHS

Sales

Sales for the nine months increased 6% to $5.22 billion from $4.91 billion last year. The change in net sales was attributed to a 1% increase from volume and mix, a 1% increase from higher selling prices, a 2% increase from acquisitions, and a 2% increase due to currency. Wet soup shipments increased 1% in the U.S. and 1% worldwide.

An analysis of net sales by reportable segment follows:

	(millions)
	2003	2002	% Change

North America Soup and Away From Home	$2,170	$2,134	2%
North America Sauces and Beverages	920	908	1
Biscuits and Confectionery	1,330	1,164	14
International Soup and Sauces	803	704	14

	$5,223	$4,910	6%

North America Soup and Away From Home reported a 2% increase in sales compared to the prior year. Volume and mix increased 1% coupled with a 1% increase due to higher price realization. U.S. shipments of condensed products declined 6%, while shipments of ready-to-serve products increased 5%. The ready-to-serve performance was driven primarily by the launch of Soup at Hand, the new portable sipping soup, and sales gains from Campbell’s Chunky and Select. Swanson broth shipments increased 12% over the prior year driven by strong holiday performance and the continued success of the cooking with broth marketing campaign. Canada reported sales growth over last year, while Away From Home sales declined slightly.

North America Sauces and Beverages reported a 1% increase in sales due to a 1% increase in volume and mix and a 1% increase from higher price realization, offset by a 1% decline due to currency translation related to the Mexican peso. Pace delivered double-digit volume growth. V8 Splash Smoothies, introduced in January, drove beverage volume gains. Franco-American canned pasta and gravies volumes declined during the period, while significantly lower volumes of Prego pasta bake sauce were reported relative to last year’s launch period.

Biscuits and Confectionery reported a 14% increase in sales due to a 7% increase from the Snack Foods acquisition, a 2% increase in volume and mix, a 3% increase from higher price realization, a 3% increase from currency, offset by a 1% decrease due to an increase in revenue reductions from trade promotion and consumer coupon redemption programs. Pepperidge Farm reported sales increases driven by biscuits, crackers and fresh bakery products due to product innovation, increased promotional activity, and increased distribution. Godiva Chocolatier reported sales growth, primarily in Europe and Asia. Arnotts in Australia also contributed to the increase in sales.

The 14% increase in International Soup and Sauces sales was due to a 12% increase from currency, a 2% increase from the acquisition, and a 1% increase in volume and mix, offset by a 1% decline due to an increase in revenue reductions from trade promotion and consumer coupon redemption programs. The dry soup business in Europe delivered a positive sales performance, offset by declines in sales in wet soup and sauces in the United Kingdom and Germany.

Gross Margin

Gross margin, defined as net sales less cost of products sold, increased $123 million year-to-date. As a percent of sales, gross margin was 43.6% compared to 43.8% last year. The negative impact of product mix (approximately 0.1 percentage point) and costs associated with quality improvements (approximately 1.4 percentage points) was substantially offset by the benefits of cost productivity programs (approximately 1.1 percentage points) and comparison to a year ago which included higher costs related to the Australian manufacturing reconfiguration (approximately 0.2 percentage points).

Marketing and Selling Expense

Marketing and selling expenses increased from $837 million in 2002 to $865 million in 2003. The increase was due to the impact of currency translation and the acquisitions in Australia and Ireland. As a percent of sales, Marketing and selling expenses were approximately 17% in both 2003 and 2002.

Administrative Expenses

Administrative expenses increased by approximately 22%. Currency and acquisitions accounted for 6 percentage points of the increase. The remaining increase was driven primarily by a number of items, including increases in costs associated with ongoing litigation and bad debt expense (approximately 3 percentage points), investments in information technology and supply chain to improve execution capabilities (approximately 7 percentage points), and higher pension expense (approximately 2 percentage points).

Other Expenses

Other expenses declined from $108 million in 2002 to $35 million in 2003 due primarily to the elimination of $51 million of amortization upon adoption of SFAS No. 142 as of the beginning of this fiscal year. In 2003, Other expenses included a gain of approximately $8 million on the sale of the site of the recently closed facility in Australia. In addition, stock-based compensation costs declined as compared to the prior year as the company shifted elements of compensation programs in 2003 from stock-based toward a higher cash component. Cash compensation costs are classified by function on the Statements of Earnings. See also Note (l) of the Notes to Consolidated Financial Statements.

Operating Earnings

As previously noted, operating segment results for the period ended April 28, 2002 have been restated to reflect the pro forma impact of SFAS No. 142. Amortization expense of $51 million has been eliminated from prior period results. Segment operating earnings increased 4% versus the prior year. An analysis of operating earnings by segment follows:

	(millions)
	2003	2002	% Change

North America Soup and Away From Home	$561	$561	—%
North America Sauces and Beverages	220	195	13
Biscuits and Confectionery	167	158	6
International Soup and Sauces	97	90	8

Subtotal	1,045	1,004	4
Corporate	(95)	(97)

	$950	$907	5%

Earnings from North America Soup and Away From Home were even with year ago as the benefits of sales growth and lower marketing expenditures were offset by increased costs associated with shelving and product development initiatives.

North America Sauces and Beverages reported a 13% increase in earnings due to favorable sales mix and manufacturing cost improvements.

Earnings from Biscuits and Confectionery increased 6%. Currency contributed approximately 3 percentage points of the increase. Operating earnings in 2002 included $14 million of costs associated with the Australian manufacturing reconfiguration. Operating earnings in 2003 were impacted by approximately $5 million of transitional expenses related to the closure of the Pepperidge Farm bakery in Norwalk, Connecticut and construction of a new bakery in Bloomfield, Connecticut, and $1 million of Australian reconfiguration costs.

Earnings from International Soup and Sauces increased 8% versus the year ago period. The increase was driven by favorable currency translation rates, partially offset by severance costs related to the closure of a dry soup plant in Ireland and costs related to a strategic procurement initiative in Europe.

Nonoperating Items

Net interest expense decreased to $136 million from $142 million in the prior year due to lower levels of debt and lower interest rates.

The effective tax rate was 32.2% for 2003 and 34.2% for 2002, as reported. The comparable tax rate for 2002 would be 33.5%, based on a pro forma adjustment for the adoption of SFAS No. 142. The reduction in the rate from the prior year reflects a number of factors which favorably impact foreign and U.S. tax rates.

Restructuring Programs

As a result of the reconfiguration of the manufacturing network of Arnotts in Australia, costs of approximately $1 million in 2003 and $13 million ($9 million after tax) in 2002 were recorded as Cost of products sold, primarily representing accelerated depreciation on assets to be taken out of service. In addition, in the second quarter ended January 27, 2002, the company recorded a $1 million restructuring charge related to planned severance activities under this program. These costs were related to a previously announced program designed to drive greater manufacturing efficiency resulting from the closure of the Melbourne plant. Approximately 550 jobs were eliminated due to the plant closure. As a result of this reconfiguration, the company expects annual pre-tax cost savings of approximately $10 million, most of which will be realized in 2004. See also Note (k) to the Consolidated Financial Statements.

Liquidity and Capital Resources

The company generated cash from operations of $706 million compared to $829 million last year. The decrease was primarily attributed to an increase in working capital during the period as compared to a decrease in working capital in the year ago period. The increase this year was a result of the very low level of working capital in place at the July 2002 fiscal year end.

Capital expenditures were $158 million compared to $112 million a year ago due to spending against the new Pepperidge Farm bakery and soup quality projects. As previously announced, capital expenditures are expected to be approximately $285 million in fiscal 2003 compared to $269 million in fiscal 2002. This increase was driven by the Pepperidge Farm bakery and soup quality projects partially offset by reduced spending in Australia on the manufacturing reconfiguration which was substantially completed in 2002.

Businesses acquired, as presented in the Statements of Cash Flows, primarily represents the acquisitions of Snack Foods Limited and Erin Foods in the first quarter of 2003 and a purchase price adjustment in 2002 related to the European dry soup and sauces acquisition.

The company purchased 432,000 shares in the quarter ended April 27, 2003 for approximately $9 million. In the first nine months, the company purchased 552,000 shares for approximately $13 million. The company did not repurchase shares in the nine month period last year. The company expects to repurchase sufficient shares over time to offset the impact of dilution from shares issued under incentive stock compensation plans.

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

On November 25, 2002, the company issued $400 million of ten-year 5% fixed-rate notes due December 2012. The proceeds were used to retire $300 million of 6.15% notes and to repay commercial paper borrowings. In connection with this issuance, the company entered into ten-year interest rate swaps that converted $300 million of the fixed-rate debt to variable.

The company believes that foreseeable liquidity, including the resolution of the contingencies described in Note (m) to the Consolidated Financial Statements, and capital resource requirements can be met through anticipated cash flows from operations, management of working capital, long-term borrowings under its shelf registration, and short-term borrowings, including commercial paper. The company believes that its sources of financing are adequate to meet its liquidity and capital resource requirements. The cost and terms of any future financing arrangements depend on the market conditions and the company’s financial position at that time.

At April 27, 2003, the company had approximately $1.3 billion of notes payable due within one year and $38 million of standby letters of credit issued on behalf of the company. The company maintains $1.8 billion of committed revolving credit facilities, which remain unused at April 27, 2003, except for the $38 million of standby letters of credit issued on behalf of the company. The credit facilities support the company’s commercial paper program. The company is in compliance with the covenants contained in its revolving credit facilities and debt securities.

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

The following areas all require the use of subjective or complex judgments, estimates and assumptions:

Trade and consumer promotion programs – The company offers various sales incentive programs to customers and consumers, such as cooperative advertising programs, feature price discounts, in-store display incentives and coupons. The recognition of the costs for these programs, which are classified as a reduction of revenue, involves use of judgment related to performance and redemption estimates. Estimates are made based on historical experience and other factors. Actual expenses may differ if the level of redemption rates and performance vary from estimates.

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

Pension and postretirement medical benefits – The company provides certain pension and postretirement benefits to employees and retirees. Determining the cost associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, employee turnover rates and health care trend rates. Independent actuaries, in accordance with accounting principles generally accepted in the United States, perform the required calculations to determine expense. Actual results that differ from the actuarial assumptions are generally accumulated and amortized over future periods.

The discount rate is established as of the company’s fiscal year-end measurement date based on high-quality, long-term debt securities. The estimated return on plan assets is a long-term assumption based upon historical experience and expected future performance, considering the company’s current and projected investment mix. Within any given fiscal period, significant differences may arise between the actual return and the estimated long-term return on plan assets. The value of plan assets, used in the calculation of pension expense, is determined on a calculated method that recognizes 20% of the difference between the actual fair value of assets and the expected calculated method.

The weighted-average discount rate as of July 28, 2002 was 6.90% and the weighted-average expected return on plan assets was 9.30%. Based on current economic conditions, both assumptions may be reduced as of the 2003 valuation date. This would result in an increase in pension expense and postretirement medical expense in fiscal 2004. In connection with the upcoming year-end valuation, the company may also recognize an additional minimum liability charge and resultant non-cash charge to equity if the declines in plan asset performance and discount rate continue. Contributions to the U.S. plans are not required in 2003. However, the likelihood of future pension contributions has increased as a result of the economic conditions previously noted.

The assumptions used in the year-end valuation will be finalized at the fiscal year end. Estimated sensitivities related to the U.S. pension plans are as follows: a 50 basis point reduction in the discount rate would increase expense by approximately $8 million; a 50 basis point reduction in the estimated return on assets would increase expense by approximately $7 million. Based on the plan asset performance fiscal year to date, it is very likely that pension expense will increase significantly next year as a result of increased amortization of unrecognized losses, reduced return on asset assumptions and a reduced discount rate.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This standard amends the transition and disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” The increased disclosure requirements are applicable to the company’s interim and annual financial statements beginning in the third quarter of the current fiscal year. The required disclosures are included in Note (b) to the Consolidated Financial Statements. The company currently does not intend to transition to the use of a fair value method for accounting for stock-based compensation. As permitted by SFAS No. 148, the company accounts for stock option grants and restricted stock awards in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no compensation expense has been recognized for stock options since all options granted had a exercise price equal to the market value of the underlying stock on the grant date.

In November 2002, FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. FIN 45 clarifies the requirements relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions are included in Note (o) to the Consolidated Financial Statements.

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

The Emerging Issues Task Force (EITF) reached a consensus on Issue No. 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination” which clarifies certain recognition requirements in SFAS No. 141, “Business Combinations.” The guidance in this Issue is to be applied to business combinations consummated and goodwill impairments tests performed after October 25, 2002. The company does not expect its application to have a material impact on the financial statements.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This standard amends and clarifies financial accounting and reporting for derivative instruments and hedging activities, primarily as a result of decisions made by the FASB Derivatives Implementation Group subsequent to the original issuance of SFAS No. 133 and in connection with other FASB projects. This standard is generally effective prospectively for contracts and hedging relationships entered into or modified after June 30, 2003. The company is currently evaluating the impact of this standard.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The company is in the process of evaluating this standard, but does not expect the adoption to have a material impact on the financial statements.

Recent Developments

On May 19, 2003, the company announced results for the third quarter 2003 and commented on the outlook for earnings per share for the year. In that announcement, the company provided a full year earnings estimate of approximately $1.49 to $1.51 per share, before the cumulative effect of the accounting change. This compares to $1.28 per share as reported in 2002, which included amortization expense of $.13 per share and costs of $.03 per share related to the Australian reconfiguration. For the fourth quarter of 2003, the company expects earnings per share to be in the range of $.15 to $.17. In addition, on May 19, 2003, the company announced several new soup initiatives and updates for 2004.

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

The company wishes to caution the reader that the following important factors, and those important factors described in other Securities and Exchange Commission filings of the company, or in the company’s 2002 Annual Report, could affect the company’s actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, the company:

•	the company’s ability to achieve the goals of its “transformation plan”;

•	the impact of strong competitive response to the company’s efforts to leverage its brand power with product innovation, promotional programs and new advertising; and changes in consumer demand for the company’s products;

•	the risks in the marketplace associated with trade and consumer acceptance of product improvements, shelving initiatives, and new product introductions;

•	the company’s ability to achieve sales and earnings forecasts, which are based on assumptions about sales volume and product mix, and the impact of increased marketing investments;

•	the company’s ability to realize forecasted cost savings, including the projected outcome of global supply chain management programs;

•	the company’s ability to complete the successful post-acquisition integration of acquired businesses into existing operations;

•	the increased significance of certain of the company’s key trade customers;

•	the difficulty of predicting the pattern of inventory movements by the company’s trade customers and of predicting changes in the policies of its customers, such as changes in customer inventory levels and access to shelf space;

•	the impact of fluctuations in the supply and cost of raw materials;

•	the impact of unforeseen economic changes in currency exchange rates, interest rates, tax rates, equity markets, inflation rates, recession, and other external factors over which the company has no control, including the possibility of increased pension expense and contributions resulting from continued decline in stock market returns; and

•	the impact of unforeseen business disruptions in one or more of the company’s markets due to political instability, civil disobedience, armed hostilities or other calamities.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the company’s exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Annual Report on Form 10-K for fiscal 2002. There have been no significant changes in the company’s portfolio of financial instruments or market risk exposures from the fiscal 2002 year-end except that in November 2002, the company terminated interest rate swap contracts with a notional value of $250 million that converted fixed-rate debt (6.75% notes due 2011) to variable and received $37 million. In November 2002, the company also entered into interest rate swaps that converted $300 million of the $400 million fixed-rate notes issued in November 2002 to variable. See the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Results of Operations and Financial Condition for an additional discussion of these interest rate swap contracts.

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

PART II

ITEM 1.         LEGAL PROCEEDINGS

As previously reported, ten purported class action lawsuits were commenced against the company and two of its former executives in the United States District Court for the District of New Jersey. The lawsuits were subsequently consolidated, and an amended consolidated complaint was filed alleging, among other things, that the company and the former executives misrepresented the company’s financial condition between September 8, 1997 and January 8, 1999, by failing to disclose alleged shipping and revenue recognition practices in connection with the sale of certain company products at the end of the company’s fiscal quarters in violation of Section 10 (b) and 20 (a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On February 6, 2003, the company announced it had reached an agreement in principle to settle this case. The district court’s order approving the settlement was issued on May 22, 2003; that order is subject to appeal until June 23, 2003. Pursuant to the court’s order, all claims have been dismissed and the litigation has been terminated in exchange for a payment of $35 million, which is expected to be made on June 23, 2003. The full amount of the payment will be covered by insurance. The settlement does not constitute an admission of fault or liability by the company or any other defendant.

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

On February 19, 2002, VFB commenced a lawsuit against the company and several of its subsidiaries in the United States District Court for the District of Delaware alleging, among other things, fraudulent conveyance, illegal dividends and breaches of fiduciary duty by Vlasic directors alleged to be under the company’s control. The lawsuit seeks to hold the company liable in an amount necessary to satisfy all unpaid claims against Vlasic (which VFB estimates in the complaint to be $250 million), plus unspecified exemplary and punitive damages. While this case is still in the discovery stage and the ultimate disposition of complex litigation is inherently difficult to assess, the company believes the action is without merit and is defending the case vigorously.

As also previously reported, the company received an Examination Report from the Internal Revenue Service on December 23, 2002, which included a challenge to the treatment of gains and interest deductions claimed in the company’s fiscal 1995 federal income tax return, relating to transactions involving government securities. If the proposed adjustment were upheld, it would require the company to pay a net amount of approximately $100 million in taxes, accumulated interest to date, and penalties. Interest will continue to accrue until the matter is resolved. The company believes these transactions were properly reported on its federal income tax return in accordance with applicable tax laws and regulations in effect during the period involved and is challenging these adjustments vigorously. While the outcome of proceedings of this type cannot be predicted with certainty, the company believes that the ultimate outcome of this matter will not have a material impact on the consolidated financial condition or results of operation of the company.

In April 2003, the company began discussions with the New Jersey Department of Environmental Protection (“NJDEP”) regarding certain air emissions from the company’s South Plainfield, New Jersey flavoring and spice mix plant. These emissions may exceed limits established pursuant to the New Jersey Air Pollution Control Act. The discussions are likely to result in the company installing air emission control equipment on an agreed upon schedule. The NJDEP may require additional expenditures, which can not be determined at this time. As of May 30, 2003, the company incurred costs of approximately $83 thousand related to the evaluation of this issue, and the company expects to spend up to $1 million (exclusive of any other amounts) on the installation of required air emissions control equipment. The company does not expect the cost of installing the emission control equipment or any other expenditures required by the NJDEP will have a material impact on the consolidated financial condition or results of operation of the company.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

99 (i)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99 (ii)	Certification of Robert A. Schiffner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL SOUP COMPANY

Date: June 10, 2003	By:	/s/ Robert A. Schiffner

Robert A. Schiffner
Senior Vice President and
Chief Financial Officer

	By:	/s/ Ellen Oran Kaden

Ellen Oran Kaden
Senior Vice President –
Law and Government Affairs

CERTIFICATIONS

I, Douglas R. Conant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Campbell Soup Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: June 10, 2003

	By:	/s/ Douglas R. Conant

Douglas R. Conant
President and Chief Executive
Officer

I, Robert A. Schiffner, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Campbell Soup Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: June 10, 2003

	By:	/s/ Robert A. Schiffner

Robert A. Schiffner
Senior Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibits

99 (i)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99 (ii)	Certification of Robert A. Schiffner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.