Form 10-K
period 2003-08-03
CAMPBELL SOUP CO
filed 2003-10-09
CIK 16732

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 3, 2003	Commission File Number 1-3822

New Jersey State of Incorporation	21-0419870 I.R.S. Employer Identification No.

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

Yes ☑ No ☐ .

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

Yes ☑ No ☐.

     As of September 23, 2003, the aggregate market value of capital stock held by non-affiliates of the Registrant was $6,312,409,797. There were 410,347,337 shares of capital stock outstanding as of September 23, 2003.

     Portions of the Annual Report to Shareowners for the fiscal year ended August 3, 2003 are incorporated by reference into Parts I and II. Portions of the Notice of Annual Meeting and Proxy Statement dated October 8, 2003, for the Annual Meeting of Shareowners to be held on November 21, 2003, are incorporated by reference into Part III.

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

The company’s operations are managed and reported in four segments: North America Soup and Away From Home, North America Sauces and Beverages, Biscuits and Confectionery, and International Soup and Sauces. The segments are discussed in greater detail below.

As previously reported, on July 27, 2001, the company announced a series of multi-year initiatives aimed at strengthening the company’s position in the soup, sauces, beverages and indulgent snack categories, both in the United States and internationally. Over the past two years, the company has focused its efforts on revitalizing the U.S. soup business, strengthening the company’s broader portfolio, building new growth avenues, driving quality and productivity and building organizational excellence. The initiatives included, among other things:

•	quality upgrades to condensed soup varieties using the company’s proprietary cold blend technology;

•	the introduction of a major U.S. convenience platform, including soup in microwavable containers;

•	the introduction of multiple new product offerings in the North America Sauces and Beverages and the Biscuits and Confectionery segments;

•	the introduction of easy-open lids on the company’s condensed soups;

•	the introduction in Canada and Australia of new lines of vegetable soup in aseptic packaging;

•	the company’s initial rollout in the U.S. of “iQ Shelf Maximizer,” a gravity fed shelving system to improve ease of shopping for soup;

•	increased spending on total marketing, capital improvements, systems infrastructure and research and development over the levels in place for fiscal year 2001, prior to adoption of these initiatives;

•	the implementation of productivity programs; and

•	programs to improve employee engagement across the company.

Based on the progress to date on these initiatives and on-going assessment of the company’s capabilities, the company has broadened its strategic framework. In this regard, the company’s primary focus will be all the North American thermally processed businesses (including U.S. soup, beverages, sauces and simple meals). Strengthening the broader portfolio for consistent sales and earnings growth will continue to be an important commitment. The company intends to continue to pursue both product and packaging quality improvements, and to broaden its productivity program. Building organizational excellence and vitality will continue to be an important initiative.

As also previously reported, on October 1, 2001, Pepperidge Farm, Incorporated, a leading provider of premium quality baked goods, cookies and crackers and one of the company’s wholly-owned subsidiaries, announced plans to build a new bakery in the greater Hartford area of Connecticut. The new facility, which replaces the existing Norwalk, Connecticut bakery, is operational. It is currently producing breads and stuffing and is expected to produce rolls in the near future. Pepperidge Farm continues to maintain executive offices in Norwalk, Connecticut.

See also “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the company’s Consolidated Financial Statements (and the Notes thereto) at pages 19 through 49 of the company’s 2003 Annual Report to Shareowners for the fiscal year ended August 3, 2003 (“2003 Annual Report”), which is incorporated herein by reference.

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

North America Sauces and Beverages

The North America Sauces and Beverages segment includes U.S. retail sales for Prego pasta sauces, Pace Mexican sauces, Franco-American canned pastas and gravies, V8 vegetable juices, V8 Splash juice beverages, and Campbell’s tomato juice, as well as the total of all businesses in Mexico and other Latin American and Caribbean countries. The company operates this segment and the North America Soup and Away From Home operations under an integrated supply chain organization, in which both operations share substantially all manufacturing, warehouse, distribution and sales activities.

Biscuits and Confectionery

The Biscuits and Confectionery segment includes all retail sales of Pepperidge Farm cookies, crackers, breads and frozen products in North America, Arnott’s biscuits and crackers in Australia and Asia/Pacific, Arnott’s Snackfoods salty snacks in Australia, and Godiva chocolates worldwide.

International Soup and Sauces

The International Soup and Sauces segment comprises operations outside of North America, including Erasco and Heisse Tasse soups in Germany, Liebig and Royco soups and Lesieur sauces in France,

Campbell’s and Batchelors soups, Oxo stock cubes and Homepride sauces in the United Kingdom, Devos Lemmens mayonnaise and cold sauces, and Campbell’s and Royco soups in Belgium, Blå Band soups in Sweden and McDonnells and Erin soups in Ireland. In Asia/Pacific, operations include Campbell’s soup and stock and Swanson broths across the region.

Ingredients

The ingredients required for the manufacture of the company’s food products are purchased from various suppliers. While all such ingredients are available from numerous independent suppliers, raw materials are subject to fluctuations in price attributable to a number of factors, including changes in crop size, cattle cycles, government-sponsored agricultural programs, import and export requirements and weather conditions during the growing and harvesting seasons. Ingredient inventories are at a peak during the late fall and decline during the winter and spring. Since many ingredients of suitable quality are available in sufficient quantities only at certain seasons, the company makes commitments for the purchase of such ingredients during their respective seasons. In spite of the foregoing, the company does not anticipate any material restrictions on availability or shortages of ingredients that would have a significant impact on the company’s businesses.

Customers

In the United States, Canada, Europe and the Asia/Pacific region, sales solicitation activities are conducted by the company’s own sales force and through broker and distributor arrangements. In the United States and Canada, the company’s products are generally resold to consumers in retail food chains, mass discounters, club stores and other retail establishments. In Europe, the company’s products are generally resold to consumers in retail food chains, mass discounters and other retail establishments. In the Asia/Pacific region, the company’s products are generally resold to consumers through retail food chains, convenience stores, vending machines and other retail establishments. In all cases, the company makes shipments promptly after receipt and acceptance of orders.

The company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 12% of the company’s consolidated net sales during fiscal 2003 and fiscal 2002. All of the company’s segments sold products to Wal-Mart Stores, Inc. or its affiliates.

Trademarks And Technology

The company owns over 6,000 trademark registrations and applications in over 160 countries and believes that its trademarks are of material importance to its business. Although the laws vary by jurisdiction, trademarks generally are valid as long as they are in use and/or their registrations are properly maintained and have not been found to have become generic. Trademark registrations generally can be renewed indefinitely as long as the trademarks are in use. The company believes that its principal brands, including Campbell’s, Erasco, Liebig, Pepperidge Farm, V8, Pace, Prego, Swanson, Franco-American, Batchelors, Arnott’s, and Godiva, are protected by trademark law in the company’s relevant major markets. Some of the company’s products are sold under brands that have been licensed from third parties.

Although the company owns a number of valuable patents, it does not regard any segment of its business as being dependent upon any single patent or group of related patents. In addition, the company owns copyrights, both registered and unregistered, and proprietary trade secrets, technology, know-how processes, and other intellectual property rights that are not registered.

Competition

The company experiences worldwide competition in all of its principal products. This competition arises from numerous competitors of varying sizes, including producers of generic and private label products, as well as from manufacturers of other food products, which compete for trade merchandising support and consumer dollars. As such, the number of competitors cannot be reliably estimated. The principal areas of competition are brand recognition, quality, price, advertising, promotion and service.

Working Capital

For information relating to the company’s cash and other working capital items, see pages 19 through 29 of the company’s 2003 Annual Report in the section entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” which are incorporated herein by reference.

Research And Development

During the last three fiscal years, the company’s expenditures on research activities relating to new products and the improvement and maintenance of existing products were approximately $88 million in 2003, $79 million in 2002 and $64 million in 2001. The increase in research and development spending in 2003 is consistent with the previously announced investment initiatives. The company conducts this research primarily at its headquarters in Camden, New Jersey, although important research is also undertaken in various other locations inside and outside the United States.

Environmental Matters

The company has programs for the operation and design of its facilities that meet or exceed applicable environmental rules and regulations. The company’s capital expenditures during fiscal 2003 were approximately $283 million, of which approximately $7.6 million was for compliance with environmental laws and regulations in the United States. The company further estimates that approximately $6 million of the capital expenditures anticipated during fiscal 2004 will be for compliance with such environmental laws and regulations. The company believes that continued compliance with existing environmental laws and regulations will not have a material effect on capital expenditures, earnings, or the competitive position of the company. Additional information regarding the company’s environmental matters is set forth in Part I, Item 3 of this report on pages 9 and 10 under the heading “Legal Proceedings.”

Employees

At August 3, 2003, there were approximately 25,000 full-time employees of the company.

Financial Information

For information with respect to revenue, operating profitability and identifiable assets attributable to the company’s business segments and geographic areas, see pages 37 through 38 of the 2003 Annual Report in the section of the Notes to Consolidated Financial Statements entitled “Business and Geographic Segment Information,” which are incorporated herein by reference.

Company Website

The company’s primary website can be found at www.campbellsoup.com. The company makes available free of charge at this website (under the “Investor Center – Financial Reports – SEC Financial Reports” caption) all of its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including its annual report on Form 10-K, its quarterly reports on Form 10-Q and its Current Reports on Form 8-K. These reports are made available on the website as soon as reasonably practicable after their filing with, or furnishing to, the Securities and Exchange Commission.

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

The company wishes to caution the reader that the following important factors and those important factors described in other Securities and Exchange Commission filings of the company, or in the company’s 2003 Annual Report, could affect the company’s actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, the company:

•	the company’s ability to achieve the goals of its “transformation plan”;

•	the impact of strong competitive response to the company’s efforts to leverage its brand power with product innovation, promotional programs and new advertising, and of changes in consumer demand for the company’s products;

•	the risks in the marketplace associated with trade and consumer acceptance of product improvements, shelving initiatives and new product introductions;

•	the company’s ability to achieve sales and earnings forecasts, which are based on assumptions about sales volume and product mix and the impact of increased marketing investments;

•	the company’s ability to realize forecasted cost savings;

•	the company’s ability to successfully manage changes to its business processes, including selling, distribution, and the integration of acquisitions;

•	the increased significance of certain of the company’s key trade customers;

•	the difficulty of predicting the pattern of inventory movements by the company’s trade customers and of predicting changes in the policies of its customers, such as changes in customer inventory levels and access to shelf space;

•	the impact of fluctuations in the supply and cost of raw materials;

•	the impact of unforeseen economic changes in currency exchange rates, tax rates, interest rates, equity markets, inflation rates, recession and other external factors over which the company has no control, including the possibility of increased pension expense and contributions resulting from lower interest rates and declines in stock market returns; and

•	the impact of unforeseen business disruptions in one or more of the company’s markets due to political instability, civil disobedience, armed hostilities or other calamities.

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

Item 2. Properties

The company’s principal executive offices and main research facilities are company-owned and located in Camden, New Jersey. The following table sets forth the company’s principal manufacturing facilities:

Principal Manufacturing Facilities

Inside the U.S.		Outside the U.S.

California	Ohio	Australia	Germany

• Dixon	• Napoleon	• Huntingwood	• Luebeck

• Sacramento	• Wauseon	• Marleston	• Gerwisch

• Stockton	• Willard	• Shepparton	Indonesia

Connecticut	Pennsylvania	• Virginia	• Jawa Barat

• Bloomfield	• Denver	• Miranda	Ireland

Florida	• Downingtown	• Smithfield	• Thurles

• Lakeland	• Reading	• Scoresby	Malaysia

Illinois	South Carolina	Belgium	• Selangor Darul Ehsan

• Downers Grove	• Aiken	• Puurs	Mexico

Michigan	Texas	• Brussels	• Villagran

• Marshall	• Paris	Canada	• Guasave

New Jersey	Utah	• Listowel	Netherlands

• South Plainfield	• Richmond	• Toronto	• Utrecht

North Carolina	Washington	United Kingdom	Papua New Guinea

• Maxton	• Woodinville	• Ashford	• Port Moresby

	Wisconsin	• King's Lynn	• Malahang Lae

	• Milwaukee	• Worksop	Sweden

		France	• Kristianstadt
• LePontet
• Dunkirk

Each of the foregoing manufacturing facilities is company-owned, except that the Utrecht, Netherlands facility, the Woodinville, Washington facility, the Scoresby, Australia facility and portions of the Ashford, United Kingdom facility are subject to leases. The company also operates retail confectionery shops in the United States, Canada, Europe and Asia; retail bakery thrift stores in the United States; and other plants, facilities and offices at various locations in the United States and abroad, including additional executive offices in Norwalk, Connecticut; Cambourne, United Kingdom; Paris, France; and Homebush, Australia.

Management believes that the company’s manufacturing and processing plants are well maintained and are generally adequate to support the current operations of the businesses.

Item 3. Legal Proceedings

As previously reported, ten purported class action lawsuits were commenced against the company and two of its former executives in the United States District Court for the District of New Jersey. The lawsuits were subsequently consolidated, and an amended consolidated complaint was filed alleging, among other things, that the company and the former executives misrepresented the company’s financial condition between September 8, 1997 and January 8, 1999, by failing to disclose alleged shipping and revenue recognition practices in connection with the sale of certain company products at the end of the company’s fiscal quarters in violation of Section 10 (b) and 20 (a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On February 6, 2003, the company announced it had reached an agreement in principle to settle this case. The district court’s order approving the settlement was issued on May 22, 2003 and became effective June 23, 2003. Pursuant to the court’s order, all claims have been dismissed and the litigation has been terminated in exchange for a payment of $35 million, which was made in June 2003. The full amount of the payment was covered by insurance. The settlement does not constitute an admission of fault or liability by the company or any other defendant.

As also previously reported, on March 30, 1998, the company effected a spinoff of several of its non-core businesses to Vlasic Foods International Inc. (“VFI”). VFI and several of its affiliates (collectively, “Vlasic”) commenced cases under Chapter 11 of the Bankruptcy Code on January 29, 2001 in the United States Bankruptcy Court for the District of Delaware. Vlasic’s Second Amended Joint Plan of Distribution under Chapter 11 (the “Plan”) was confirmed by an order of the Bankruptcy Court dated November 16, 2001, and became effective on or about November 29, 2001. The Plan provides for the assignment of various causes of action allegedly belonging to the Vlasic estates, including claims against the company allegedly arising from the spinoff, to VFB L.L.C., a limited liability company (“VFB”) whose membership interests are to be distributed under the Plan to Vlasic’s general unsecured creditors.

On February 19, 2002, VFB commenced a lawsuit against the company and several of its subsidiaries in the United States District Court for the District of Delaware alleging, among other things, fraudulent conveyance, illegal dividends and breaches of fiduciary duty by Vlasic directors alleged to be under the company’s control. The lawsuit seeks to hold the company liable in an amount necessary to satisfy all unpaid claims against Vlasic (which VFB estimates in the amended complaint to be $200 million), plus unspecified exemplary and punitive damages. While this case is still in the discovery stage and the ultimate disposition of complex litigation is inherently difficult to assess, the company believes the action is without merit and is defending the case vigorously.

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

As also previously reported, in April 2003, the company began discussions with the New Jersey Department of Environmental Protection (“NJDEP”) regarding certain air emissions from the company’s South Plainfield, New Jersey flavoring and spice mix plant. These emissions may exceed limits established pursuant to the New Jersey Air Pollution Control Act. The discussions are likely to result in the company installing air emission control equipment on an agreed upon schedule. The NJDEP may require additional expenditures, which can not be determined at this time. As of August 31, 2003, the company incurred costs of approximately $120 thousand related to the evaluation of this issue, and the company expects to spend up to $1 million (exclusive of any other amounts) on the installation of required air emissions control equipment. The company does not expect that the cost of installing the emission control equipment or any other expenditures required by the NJDEP will have a material impact on the consolidated financial condition or results of operation of the company.

In July 2003, the company began discussions with the Wisconsin Department of Natural Resources (“WDNR”) regarding certain air emissions from the company’s Milwaukee, Wisconsin flavoring and spice mix plant. These emissions may exceed limits established pursuant to the Wisconsin Clean Air Act Program. The discussions are likely to result in the company installing air emission control equipment on an agreed upon schedule. The WDNR may require additional expenditures, which can not be determined at this time. As of August 31, 2003, the company incurred costs of approximately $42 thousand related to the evaluation of this issue, and the company expects to spend up to $1 million (exclusive of any other amounts) on the installation of required air emissions control equipment. The company does not expect that the cost of installing the emission control equipment or any other expenditures required by the WDNR will have a material impact on the consolidated financial condition or results of operation of the company.

On July 15, 2003, Pepperidge Farm, Incorporated, an indirect wholly-owned subsidiary of the company, made a submission to the United States Environmental Protection Agency (“EPA”) relating to its use and replacement of certain appliances containing ozone-depleting refrigerants. The submission was made pursuant to the terms of the Ozone-Depleting Substance Emission Reduction Bakery Partnership Agreement (the “EPA Agreement”) entered into by and between Pepperidge Farm and the EPA. Pepperidge Farm executed the EPA Agreement in April 2002 as part of a voluntary EPA-sponsored program relating to the reduction of ozone-depleting refrigerants used in the bakery industry. As a result of the EPA Agreement, as of August 31, 2003, Pepperidge Farm has incurred costs of approximately $4 million relating to the evaluation and replacement of certain of its refrigerant appliances. If the submission is approved by the EPA, in addition to the expenditures previously made, Pepperidge Farm will be required to (i) pay a penalty in the amount of approximately $362 thousand, and (ii) replace certain additional refrigerant appliances, which Pepperidge Farm expects to cost approximately $750 thousand. The company does not expect that the cost of complying with the EPA Agreement will have a material impact on the consolidated financial condition or results of operation of the company.

Item 4. Submission Of Matters To A Vote Of Security Holders

None.

Executive Officers Of The Company

The following list of executive officers as of October 1, 2003, is included as an item in Part III of this Form 10-K:

			Date First Elected
Name	Present Title	Age	Officer

Douglas R. Conant	President and Chief Executive Officer	52	2001

Jerry S. Buckley	Senior Vice President – Public Affairs	48	1997

Terry K. Danahy	Senior Vice President – Human Resources	54	2003

John A. Doumani	Vice President and President – Campbell International	46	2002

James A. Goldman	Vice President and President – North America Sauces and Beverages	45	2001

M. Carl Johnson, III	Senior Vice President – Chief Strategy Officer	55	2001

Ellen Oran Kaden	Senior Vice President – Law and Government Affairs	52	1998

Gerald S. Lord	Vice President – Controller	57	1993

Larry S. McWilliams	Senior Vice President and President – North America Soup	47	2001

Denise M. Morrison	Senior Vice President and President – Global Sales and Chief Customer Officer	49	2003

Mark A. Sarvary	Vice President and President – Pepperidge Farm	44	2002

			Date First Elected
Name	Present Title	Age	Officer

Robert A. Schiffner	Senior Vice President and Chief Financial Officer	53	2001

Doreen A. Wright	Senior Vice President and Chief Information Officer	46	2001

Douglas R. Conant served as President of Nabisco Foods Company (1995 – 2001) prior to joining Campbell in 2001. Terry K. Danahy served as Senior Vice President Human Resources, Tropicana Products Inc. (1995 – 2003) prior to joining Campbell in 2003. John A. Doumani served as a Managing Director of Goodman Fielder Limited (1997 – 1999) prior to joining Campbell in 1999. James A. Goldman served as President – Lifesavers Candy Company (1998 – 2001) of Nabisco, Inc. prior to joining Campbell in 2001. M. Carl Johnson, III served as Executive Vice President and President, New Meals Division, Kraft Foods, N.A. (1997 – 2001) and Member of Kraft Foods Operating Committee (1995 – 2001) prior to joining Campbell in 2001. Larry S. McWilliams served as Senior Vice President and General Manager, U.S. Business (1998 – 2001) of the Minute Maid Company prior to joining Campbell in 2001. Denise M. Morrison served as Executive Vice President and General Manager, Kraft Snacks division (2001 – 2003) of Kraft Foods, Inc., Executive Vice President and General Manager, Kraft Confection division (2001) of Kraft Foods, Inc., Senior Vice President, Nabisco DTS (2000) of Nabisco, Inc. and Senior Vice President, Nabisco Food and Sales Integrated Logistics (1998 – 2000) of Nabisco, Inc. prior to joining Campbell in 2003. Mark A. Sarvary served as Chief Executive Officer, J. Crew Group (1999 – 2002) and President/General Manager, Frozen Foods (1997 – 1999) of Nestlé USA prior to joining Campbell in 2002. Robert A. Schiffner served as Senior Vice President and Treasurer (1998 – 2001) of Nabisco Holdings Corporation prior to joining Campbell in 2001. Doreen A. Wright served as Executive Vice President and Chief Information Officer of Nabisco, Inc. (1999 – 2001) and Senior Vice President – Operations and Systems, Prudential Investments (1995 – 1998) prior to joining Campbell in 2001. The company has employed Jerry S. Buckley, Ellen Oran Kaden and Gerald S. Lord in an executive or managerial capacity for at least five years.

There is no family relationship among any of the company’s executive officers or between any such officer and any director of Campbell. All of the executive officers were elected at the November 2002 meeting of the Board of Directors, except that Terry K. Danahy was elected on February 17, 2003 by the unanimous written consent of the Board of Directors and Denise M. Morrison was elected on April 17, 2003 by the unanimous written consent of the Board of Directors. The election of executive officers will take place again at the November 2003 meeting of the Board of Directors.

PART II

Item 5.      Market For Registrant’s Capital Stock And Related Shareowner Matters

The company’s capital stock is listed and principally traded on the New York Stock Exchange. The company’s capital stock is also listed on the Philadelphia Stock Exchange, the London Stock Exchange plc and the SWX Swiss Exchange. On September 23, 2003, there were 33,742 holders of record of the company’s capital stock. The market price and dividend information with respect to the company’s capital stock are set forth on page 47 of the 2003 Annual Report in the section of the Notes to

Consolidated Financial Statements entitled “Quarterly Data (unaudited),” which is incorporated herein by reference. Future dividends will be dependent upon future earnings, financial requirements and other factors.

Item 6.      Selected Financial Data

The information presented on page 50 of the 2003 Annual Report in the section entitled “Five-Year Review - Consolidated” is incorporated herein by reference. Such information should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the company included in Item 8 of this Report.

Item 7.      Management’s Discussion And Analysis Of Results Of Operations And Financial Condition

The information presented on pages 19 through 29 of the 2003 Annual Report in the section entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition” is incorporated herein by reference.

Item 7A.     Quantitative And Qualitative Disclosures About Market Risk

The information presented on pages 25 through 26 of the 2003 Annual Report in the section entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Market Risk Sensitivity” is incorporated herein by reference.

Item 8.      Financial Statements

The information presented on pages 30 through 49 of the 2003 Annual Report is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 1, 5, 6, 7, and 7A, the 2003 Annual Report is not deemed to be filed as part of this Form 10-K.

Item 9.      Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A.     Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 3, 2003 (the “Evaluation Date”). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective, and are reasonably designed to ensure that all material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)	Changes in Internal Control Over Financial Reporting

During the quarter ended August 3, 2003, there were no changes in the company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART III

Item 10.     Directors And Executive Officers Of The Registrant

The sections entitled “Election of Directors” and “Directors and Executive Officers Stock Ownership Reports” and set forth on pages 1 through 4 and page 31 of Campbell’s Notice of Annual Meeting and Proxy Statement dated October 8, 2003 (the “2003 Proxy Statement”) are incorporated herein by reference. The information presented on page 9 of the 2003 Proxy Statement relating to the members of the company’s Audit Committee is incorporated herein by reference. The information presented on page 12 of the 2003 Proxy Statement relating to the Audit Committee’s financial expert is incorporated herein by reference.

Certain of the information required by this Item relating to the executive officers of Campbell is set forth in Part I of this Report on pages 11 through 12 under the heading “Executive Officers of the Company.”

The company has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers that applies to the company’s Chief Executive Officer, Chief Financial Officer, Controller and members of the Chief Financial Officer’s financial leadership team. The Code of Ethics for the Chief Executive Officer and Senior Financial Officers is posted on the company’s website, www.campbellsoup.com (under the “Governance” caption). The company intends to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for the Chief Executive Officer and Senior Financial Officers by posting such information on its website.

Item 11.      Executive Compensation

The information presented on pages 14 through 23 of the 2003 Proxy Statement in the section entitled “Compensation of Executive Officers” and on page 8 of the 2003 Proxy Statement in the section entitled “Director Compensation” is incorporated herein by reference; provided, however, that the Compensation and Organization Committee’s Report on Executive Compensation and the Return to Shareowners Performance Graph are not incorporated herein by reference.

Item 12.     Security Ownership Of Certain Beneficial Owners And Management

The information presented on pages 5 through 7 of the 2003 Proxy Statement in the sections entitled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” and on pages 30 through 31 in the section entitled “Equity Compensation Plan Information” is incorporated herein by reference.

Item 13.     Certain Relationships And Related Transactions

The information presented on page 11 of the 2003 Proxy Statement in the section entitled “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14.     Principal Accounting Fees and Services

The information presented on pages 13 through 14 of the 2003 Proxy Statement in the section entitled “Independent Auditors Fees and Services” is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules And Reports On Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements

•	Consolidated Statements of Earnings for 2003, 2002 and 2001

•	Consolidated Balance Sheets as of August 3, 2003 and July 28, 2002

•	Consolidated Statements of Cash Flows for 2003, 2002 and 2001

•	Consolidated Statements of Shareowners’ Equity (Deficit) for 2003, 2002 and 2001

•	Notes to Consolidated Financial Statements

•	Report of Independent Auditors

•	The foregoing Financial Statements are incorporated into Part II, Item 8 of this Report by reference to pages 30 through 49 of the 2003 Annual Report.

2.	Financial Statement Schedules

None.

3.	Exhibits

3(i)	Campbell’s Restated Certificate of Incorporation as amended through February 24, 1997 was filed with the Securities and Exchange Commission (“SEC”) with Campbell’s Form 10-K for the fiscal year ended July 28, 2002, and is incorporated herein by reference.

3(ii)	Campbell’s By-Laws, effective as of March 23, 2000, were filed with the SEC with Campbell’s Form 10-Q for the quarterly period ended April 30, 2000, and are incorporated herein by reference.

4(i)	With respect to Campbell’s 6.75% notes due 2011, the form of Indenture between Campbell and Bankers Trust Company, as Trustee, and the associated form of security were filed with Campbell’s Registration Statement No. 333-11497, and are incorporated herein by reference.

4(ii)	Except as described in 4(i) above, there is no instrument with respect to long-term debt of the company that involves indebtedness or securities authorized thereunder exceeding 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. The company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the company upon request of the SEC.

9	Major Stockholders’ Voting Trust Agreement dated June 2, 1990, as amended, was filed with the SEC by (i) Campbell as Exhibit 99.C to Campbell’s Schedule 13E-4 filed on September 12, 1996, and (ii) with respect to certain subsequent amendments, the Trustees of the Major Stockholders’ Voting Trust as Exhibit 99.G to Amendment No. 7 to their Schedule 13D dated March 3, 2000, and as Exhibit 99.M to Amendment No. 8 to their Schedule 13D dated January 26, 2001, and as Exhibit 99.P to Amendment No. 9 to their Schedule 13D dated September 30, 2002, and is incorporated herein by reference.

10(a)	Campbell Soup Company 1984 Long-Term Incentive Plan, as amended on March 30, 1998, was filed with the SEC with Campbell’s Form 10-K for the fiscal year ended August 2, 1998, and is incorporated herein by reference.

10(b)	Campbell Soup Company 1994 Long-Term Incentive Plan as amended on November 17, 2000, was filed with the SEC with Campbell’s 2000 Proxy Statement, and is incorporated herein by reference.

10(c)	Campbell Soup Company Management Worldwide Incentive Plan, as amended on November 17, 2000, was filed with the SEC with Campbell’s 2000 Proxy Statement, and is incorporated herein by reference.

10(d)	Campbell Soup Company Mid-Career Hire Pension Program, amended effective as of January 25, 2001, was filed with the SEC with Campbell’s Form 10-K for the fiscal year ended July 29, 2001, and is incorporated herein by reference.

10(e)	Deferred Compensation Plan, effective November 18, 1999, was filed with the SEC with Campbell’s Form 10-K for the fiscal year ended July 30, 2000, and is incorporated herein by reference.

10(f)	Severance Protection Agreement dated January 8, 2001, with Douglas R. Conant, President and Chief Executive Officer, was filed with the SEC with Campbell’s Form 10-Q for the fiscal quarter ended January 28, 2001, and is incorporated herein by reference. Agreements with the other executive officers listed in Part I of this Report on pages 11 through 12 under the heading “Executive Officers of the Company” are in all material respects the same as Mr. Conant’s agreement.

10(g)	Employment agreement between the company and Douglas R. Conant dated January 8, 2001, was filed with the SEC with Campbell’s Form 10-Q for the quarterly period ended January 28, 2001, and is incorporated herein by reference.

13	Pages 19 through 50 of Campbell’s 2003 Annual Report to Shareowners for the fiscal year ended August 3, 2003.

21	Subsidiaries (Direct and Indirect) of the company.

23	Consent of Independent Accountants.

24	Power of Attorney.

31(i)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(ii)	Certification of Robert A. Schiffner pursuant to Rule 13a-14(a).

32(i)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(ii)	Certification of Robert A. Schiffner pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

On May 19, 2003, the company filed a report on Form 8-K disclosing that, on such date, the company issued (i) a press release announcing financial results for the quarter ended April 27, 2003, and (ii) a press release announcing soup initiatives for fiscal 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Campbell has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 9, 2003

CAMPBELL SOUP COMPANY

By:	/s/ Robert A. Schiffner
Robert A. Schiffner Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Campbell and in the capacity and on the date indicated.

Date: October 9, 2003

/s/ Robert A. Schiffner Robert A. Schiffner Senior Vice President and Chief Financial Officer	/s/ Gerald S. Lord Gerald S. Lord Vice President - Controller

George M. Sherman	Chairman and Director	}
Douglas R. Conant	President, Chief Executive Officer and Director	}
Edmund M. Carpenter	Director	}
Bennett Dorrance	Director	}
Thomas W. Field, Jr.	Director	}
Kent B. Foster	Director	}
Harvey Golub	Director	}
Randall W. Larrimore	Director	}
David K. P. Li	Director	}	By:	/s/ Ellen Oran Kaden
Philip E. Lippincott	Director	}
Mary Alice D. Malone	Director	}		Ellen Oran Kaden
David C. Patterson	Director	}		Senior Vice President -
Charles R. Perrin	Director	}		Law and Government Affairs
Donald M. Stewart	Director	}
George Strawbridge, Jr.	Director	}
Charlotte C. Weber	Director	}

INDEX OF EXHIBITS

Document

3(i)	Campbell’s Restated Certificate of Incorporation as amended through February 24, 1997 was filed with the SEC with Campbell’s Form 10-K for the fiscal year ended July 28, 2002, and is incorporated herein by reference.

3(ii)	Campbell’s By-Laws, effective as of March 23, 2000, were filed with the SEC with Campbell’s Form 10-Q for the quarterly period ended April 30, 2000, and are incorporated herein by reference.

4(i)	With respect to Campbell’s 6.75% notes due 2011, the form of Indenture between Campbell and Bankers Trust Company, as Trustee, and the associated form of security were filed with Campbell’s Registration Statement No. 333-11497, and are incorporated herein by reference.

4(ii)	Except as described in 4(i) above, there is no instrument with respect to long-term debt of the company that involves indebtedness or securities authorized thereunder exceeding 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. The company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the company upon request of the SEC.

9	Major Stockholders’ Voting Trust Agreement dated June 2, 1990, as amended, was filed with the SEC by (i) Campbell as Exhibit 99.C to Campbell’s Schedule 13E-4 filed on September 12, 1996, and (ii) with respect to certain subsequent amendments, the Trustees of the Major Stockholders’ Voting Trust as Exhibit 99.G to Amendment No. 7 to their Schedule 13D dated March 3, 2000, and as Exhibit 99.M to Amendment No. 8 to their Schedule 13D dated January 26, 2001, and as Exhibit 99.P to Amendment No. 9 to their Schedule 13D dated September 30, 2002, and is incorporated herein by reference.

10(a)	Campbell Soup Company 1984 Long-Term Incentive Plan, as amended on March 30, 1998, was filed with the SEC with Campbell’s Form 10-K for the fiscal year ended August 2, 1998, and is incorporated herein by reference.

10(b)	Campbell Soup Company 1994 Long-Term Incentive Plan as amended on November 17, 2000, was filed with the SEC with Campbell’s 2000 Proxy Statement, and is incorporated herein by reference.

10(c)	Campbell Soup Company Management Worldwide Incentive Plan, as amended on November 17, 2000, was filed with the SEC with Campbell’s 2000 Proxy Statement, and is incorporated herein by reference.

10(d)	Campbell Soup Company Mid-Career Hire Pension Program, as amended effective as of January 25, 2001, was filed with the SEC with Campbell’s Form 10-K for the fiscal year ended July 29, 2001, and is incorporated herein by reference.

Document

10(e)	Deferred Compensation Plan, effective November 18, 1999, was filed with the SEC with Campbell’s Form 10-K for the fiscal year ended July 30, 2000, and is incorporated herein by reference.

10(f)	Severance Protection Agreement dated January 8, 2001, with Douglas R. Conant, President and Chief Executive Officer, was filed with the SEC with Campbell’s Form 10-Q for the fiscal quarter ended January 28, 2001, and is incorporated herein by reference. Agreements with the other executive officers listed in Part I of this Report on pages 11 through 12 under the heading “Executive Officers of the Company” are in all material respects the same as Mr. Conant’s agreement.

10(g)	Employment agreement between the company and Douglas R. Conant dated January 8, 2001, was filed with the SEC with Campbell’s Form 10-Q for the quarterly period ended January 28, 2001, and is incorporated herein by reference.

13	Pages 19 through 50 of Campbell’s 2003 Annual Report to Shareowners for the fiscal year ended August 3, 2003.

21	Subsidiaries (Direct and Indirect) of Campbell.

23	Consent of Independent Accountants.

24	Power of Attorney.

31(i)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(ii)	Certification of Robert A. Schiffner pursuant to Rule 13a-14(a).

32(i)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(ii)	Certification of Robert A. Schiffner pursuant to 18 U.S.C. Section 1350.