Form 10-Q
period 2003-11-02
CAMPBELL SOUP CO
filed 2003-12-16
CIK 16732

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 2, 2003	Commission File Number 1-3822

New Jersey State of Incorporation	21-0419870 I.R.S. Employer Identification No.

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

Yes  [X]   No  [  ].

There were 411,067,183 shares of Capital Stock outstanding as of December 8, 2003.

PART I.

ITEM 1. FINANCIAL INFORMATION

CAMPBELL SOUP COMPANY CONSOLIDATED

Statements of Earnings

(unaudited)
(millions, except per share amounts)

	Three Months Ended

	November	October
	2, 2003	27, 2002

Net sales	$1,909	$1,705

Costs and expenses
Cost of products sold	1,108	971
Marketing and selling expenses	293	274
Administrative expenses	123	108
Research and development expenses	21	19
Other expenses	10	3

Total costs and expenses	1,555	1,375

Earnings before interest and taxes	354	330
Interest, net	43	45

Earnings before taxes	311	285
Taxes on earnings	100	93

Earnings before cumulative effect of accounting change	211	192
Cumulative effect of change in accounting principle	—	(31)

Net earnings	$211	$161

Per share - basic
Earnings before cumulative effect of accounting change	$.51	$.47
Cumulative effect of change in accounting principle	—	(.08)

Net earnings	$.51	$.39

Dividends	$.1575	$.1575

Weighted average shares outstanding - basic	411	410

Per share - assuming dilution
Earnings before cumulative effect of accounting change	$.51	$.47
Cumulative effect of change in accounting principle	—	(.08)

Net earnings	$.51	$.39

Weighted average shares outstanding - assuming dilution	412	411

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED

Balance Sheets

(unaudited)
(millions, except per share amounts)

	November	August
	2, 2003	3, 2003

Current assets
Cash and cash equivalents	$39	$32
Accounts receivable	663	413
Inventories	802	709
Other current assets	151	136

Total current assets	1,655	1,290

Plant assets, net of depreciation	1,846	1,843
Goodwill	1,880	1,803
Other Intangible assets, net of amortization	1,057	1,018
Other assets	305	251

Total assets	$6,743	$6,205

Current liabilities
Notes payable	$1,168	$1,279
Payable to suppliers and others	656	620
Accrued liabilities	576	602
Dividend payable	65	65
Accrued income taxes	298	217

Total current liabilities	2,763	2,783

Long-term debt	2,556	2,249
Nonpension postretirement benefits	304	304
Other liabilities, including deferred income taxes of $250 and $245	505	482

Total liabilities	6,128	5,818

Shareowners’ equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20
Additional paid-in capital	261	298
Earnings retained in the business	5,400	5,254
Capital stock in treasury, at cost	(4,829)	(4,869)
Accumulated other comprehensive loss	(237)	(316)

Total shareowners’ equity	615	387

Total liabilities and shareowners’ equity	$6,743	$6,205

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED

Statements of Cash Flows
(unaudited)
(millions)

	Three Months Ended

	November	October
	2, 2003	27, 2002

Cash flows from operating activities:
Net earnings	$211	$161
Non-cash charges to net earnings
Cumulative effect of accounting change	—	31
Depreciation and amortization	63	55
Deferred income taxes	(2)	(3)
Other, net	17	12
Changes in working capital
Accounts receivable	(237)	(224)
Inventories	(79)	(92)
Prepaid assets	(9)	(5)
Accounts payable and accrued liabilities	51	148
Pension fund contribution	(50)	—
Other	(31)	(13)

Net cash (used in) provided by operating activities	(66)	70

Cash flows from investing activities:
Purchases of plant assets	(23)	(37)
Sales of plant assets	1	—
Businesses acquired	(9)	(168)
Other, net	—	(1)

Net cash used in investing activities	(31)	(206)

Cash flows from financing activities:
Long-term borrowings	300	—
Net short-term (repayments) borrowings	(132)	220
Dividends paid	(65)	(65)
Treasury stock purchases	(4)	—
Treasury stock issuances	4	1

Net cash provided by financing activities	103	156

Effect of exchange rate changes on cash	1	—

Net change in cash and cash equivalents	7	20
Cash and cash equivalents - beginning of period	32	21

Cash and cash equivalents - end of period	$39	$41

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED

Statements of Shareowners’ Equity (Deficit)

(unaudited)
(millions, except per share amounts)

	Capital Stock
						Earnings	Accumulated
	Issued		In Treasury		Additional	Retained	Other	Total
					Paid-in	in the	Comprehensive	Shareowners’
	Shares	Amount	Shares	Amount	Capital	Business	Income (Loss)	Equity (Deficit)

Balance at July 28, 2002	542	$20	(132)	$(4,891)	$320	$4,918	$(481)	$(114)

Comprehensive income (loss)
Net earnings						161		161
Foreign currency translation adjustments							22	22
Cash-flow hedges, net of tax							1	1

Other comprehensive income							23	23

Total Comprehensive income								184

Dividends ($.1575 per share)						(65)		(65)
Treasury stock purchased			—	—				—
Treasury stock issued under management incentive and stock option plans			—	20	(22)			(2)

Balance at October 27, 2002	542	$20	(132)	$(4,871)	$298	$5,014	$(458)	$3

Balance at August 3, 2003	542	$20	(132)	$(4,869)	$298	$5,254	$(316)	$387

Comprehensive income (loss)
Net earnings						211		211
Foreign currency translation adjustments							75	75
Cash-flow hedges, net of tax							6	6
Minimum pension liability, net of tax							(2)	(2)

Other comprehensive income							79	79

Total Comprehensive income								290

Dividends ($.1575 per share)						(65)		(65)
Treasury stock purchased			—	(4)				(4)
Treasury stock issued under management incentive and stock option plans			1	44	(37)			7

Balance at November 2, 2003	542	$20	(131)	$(4,829)	$261	$5,400	$(237)	$615

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Notes to Consolidated Financial Statements

(unaudited)
(dollars in millions, except per share amounts)

(a)	Basis of Presentation / Accounting Policies

The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the indicated periods. All such adjustments are of a normal recurring nature. The accounting policies used in preparing these financial statements are consistent with those applied in the Annual Report on Form 10-K for the year ended August 3, 2003, except as discussed below. Certain reclassifications were made to the prior year amounts to conform with current presentation. The results for the period are not necessarily indicative of the results to be expected for other interim periods or the full year.

The company accounts for stock option grants and restricted stock awards in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no compensation expense has been recognized for stock options since all options granted had an exercise price equal to the market value of the underlying stock on the grant date. Restricted stock awards are expensed. The following table illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 to stock-based employee compensation.

	Three Months Ended

	November 2, 2003	October 27, 2002

Net Earnings, as reported	$211	$161
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects [1]	2	3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8)	(9)

Pro forma net earnings	$205	$155

Earnings per share:
Basic-as reported	$.51	$.39

Basic-pro forma	$.50	$.38

Diluted-as reported	$.51	$.39

Diluted-pro forma	$.50	$.38

[1] Represents restricted stock expense

(b)	Cumulative Effect of Accounting Change

The company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” as of July 29, 2002 and recognized a non-cash charge of $31 (net of $17 tax benefit), or $.08 per share, as a cumulative effect of accounting change. This charge related to impaired goodwill associated with the Stockpot business, a food service business included in the North America Soup and Away From Home segment.

(c)	New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” This Interpretation addresses consolidation by business enterprises of certain variable interest entities (VIEs). The Interpretation as amended is effective immediately for all enterprises with interests in VIEs created after January 31, 2003.

In October 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to interests held in VIEs created before February 1, 2003 to the end of the first interim or annual period ending after December 15, 2003. In addition, the FASB issued an Exposure Draft of a proposed Interpretation of FIN 46 in October 2003 to address implementation issues. The company has investments consisting of limited partnership interests in affordable housing partnership funds. These investments, which were all in existence prior to January 31, 2003, appear to be variable interest entities. Based on current guidance, the company does not expect the adoption of FIN 46 to have a material impact on the financial statements. The company will continue to monitor modifications to FIN 46.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not impact the financial statements.

(d)	Goodwill and Intangible Assets

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	November 2, 2003		August 3, 2003

	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization[1]:
Trademarks	$6	$(2)	$6	$(2)
Other	17	(7)	16	(7)

Total	$23	$(9)	$22	$(9)

Intangible assets not subject to amortization[2]:
Trademarks	$1,013		$975
Pension	28		28
Other	2		2

Total	$1,043		$1,005

[1]	Amortization related to these assets was less than $1 for the three month periods ended November 2, 2003 and October 27, 2002. The estimated aggregated amortization expense for each of the five succeeding fiscal years is less than $2 per year. Asset useful lives range from five to thirty-four years.

[2]	Total carrying amount is net of accumulated amortization through July 28, 2002.

Changes in the carrying amount for goodwill for the period ended November 2, 2003 are as follows:

	North America	North America
	Soup and	Sauces and	Biscuits and	International
	Away From Home	Beverages	Confectionery	Soup and Sauces	Total

Balance at August 3, 2003	$298	$365	$524	$616	$1,803
Foreign currency translation adjustment	6	—	49	22	77

Balance at November 2, 2003	$304	$365	$573	$638	$1,880

(e)	Comprehensive Income

Total comprehensive income comprises net earnings, net foreign currency translation adjustments, minimum pension liability adjustments, and net unrealized gains (losses) on cash-flow hedges.

Total comprehensive income for the three months ended November 2, 2003 and October 27, 2002, was $290 and $184, respectively.

The components of Accumulated other comprehensive loss, as reflected in the Statements of Shareowners’ Equity (Deficit), consisted of the following:

	November 2,	October 27,
	2003	2002

Foreign currency translation adjustments	$(26)	$(253)
Cash-flow hedges, net of tax	1	3
Minimum pension liability, net of tax[1]	(212)	(208)

Total Accumulated other comprehensive loss	$(237)	$(458)

[1] Includes a tax benefit of $120 as of November 2, 2003 and $119 as of October 27, 2002.

(f)	Earnings Per Share

For the periods presented in the Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options, except when such effect would be antidilutive.

(g)	Segment Information

Campbell Soup Company, together with its consolidated subsidiaries, is a global manufacturer and marketer of high quality, branded convenience food products. The company operates in four segments: North America Soup and Away From Home, North America Sauces and Beverages, Biscuits and Confectionery, and International Soup and Sauces.

The North America Soup and Away From Home segment comprises the retail soup and Away From Home business in the U.S. and Canada. The U.S. retail business includes the Campbell’s brand condensed and ready-to-serve soups and Swanson broths. The segment includes the company’s total business in Canada, which comprises the Habitant and Campbell’s soups, Prego pasta sauce and V8 juices. The Away From Home operations represent the distribution of products such as Campbell’s soups, Campbell’s specialty entrees, beverage products, other prepared foods and Pepperidge Farm products through various food service channels in North America. The North America Sauces and Beverages segment includes U.S. retail sales for Prego pasta sauces, Pace Mexican sauces, Franco-American canned pastas and gravies, V8 vegetable juices, V8 Splash juice beverages, Campbell’s tomato juice, as well as the total of all businesses in Mexico and other Latin American and Caribbean countries. The Biscuits and Confectionery segment includes all retail sales of Pepperidge Farm cookies, crackers, breads and frozen products in North America, Arnott’s biscuits and crackers in Australia and Asia Pacific, Arnott’s Snackfoods salty snacks in Australia, and Godiva chocolates worldwide. The International Soup and Sauces segment comprises operations outside of North America, including Erasco and Heisse Tasse soups in Germany, Liebig and Royco soups and Lesieur sauces in France, Campbell’s and Batchelors soups, Oxo stock cubes and Homepride sauces in the United Kingdom, Devos Lemmens mayonnaise and cold sauces and Campbell’s and Royco soups in Belgium, Blå Band soups and sauces in Sweden, and McDonnells and Erin soups in Ireland. In Asia Pacific, operations include Campbell’s soups and stock and Swanson broths across the region.

Accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those described in the company’s 2003 Annual Report on Form 10-K. The company evaluates segment performance before interest and taxes. The North America Soup and Away From Home and North America Sauces and Beverages segments operate under an integrated supply chain organization, sharing substantially all manufacturing, warehouse, distribution and sales activities. Accordingly, assets have been allocated between the two segments based on various measures, for example, budgeted production hours for fixed assets and depreciation.

Three Months Ended
November 2, 2003

		Earnings	Depreciation
		Before Interest	and	Capital	Segment
Three Months Ended	Net Sales	and Taxes	Amortization	Expenditures	Assets

North America Soup and Away From Home	$805	$221	$16	$7	$1,475
North America Sauces and Beverages	327	78	8	3	1,212
Biscuits and Confectionery	491	46	22	9	1,833
International Soup and Sauces	286	35	11	3	1,895
Corporate and Eliminations[1]	—	(26)	6	1	328

Total	$1,909	$354	$63	$23	$6,743

Three Months Ended
October 27, 2002

		Earnings	Depreciation
		Before Interest	and	Capital	Segment
Three Months Ended	Net Sales	and Taxes	Amortization	Expenditures	Assets

North America Soup and Away From Home	$746	$205	$14	$9	$1,541
North America Sauces and Beverages	307	77	8	6	1,136
Biscuits and Confectionery	410	42	19	13	1,555
International Soup and Sauces	242	26	8	4	1,714
Corporate and Eliminations[1]	—	(20)	6	5	304

Total	$1,705	$330	$55	$37	$6,250

[1]	Represents unallocated corporate expenses and unallocated assets, including corporate offices, deferred income taxes and prepaid pension assets.

(h)	Inventories

	November 2, 2003	August 3, 2003

Raw materials, containers and supplies	$273	$264
Finished products	529	445

	$802	$709

Approximately 57% of inventory in both 2004 and 2003 is accounted for on the last in, first out (LIFO) method of determining cost. If the first in, first out inventory valuation method had been used exclusively, inventories would not differ materially from the amounts reported at November 2, 2003 and August 3, 2003.

(i)	Notes Payable and Long-Term Debt

On September 15, 2003, the company issued $300 ten-year 4.875% fixed-rate notes. The proceeds were used to repay commercial paper borrowings and for other general corporate purposes. In connection with this issuance, the company entered into ten-year interest rate swaps that convert $200 million of the fixed-rate debt to variable.

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

Variable-to-fixed interest rate swaps are accounted for as cash-flow hedges. Consequently, the effective portion of unrealized gains (losses) is deferred as a component of Accumulated other comprehensive income (loss) and is recognized in earnings at the time the hedged item affects earnings. The amounts paid or received on the hedge are recognized as adjustments to interest expense. Cash-flow interest rate swaps with a notional value of $300 matured in October 2003.

Fixed-to-variable interest rate swaps are accounted for as fair-value hedges. Gains and losses on these instruments are recorded in earnings as adjustments to interest expense, offsetting gains and losses on the hedged item. The notional amounts of all outstanding fair-value interest rate swaps at November 2, 2003 totaled $775 with a maximum maturity date of October 2013. The fair value of such instruments was $11 as of November 2, 2003.

Foreign Currency Contracts

The company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries, including subsidiary debt. The company utilizes foreign currency forward purchase and sale contracts, options and cross-currency swaps in order to manage the volatility associated with foreign currency purchases and certain intercompany transactions in the normal course of business.

Qualifying forward exchange and cross-currency swap contracts are accounted for as cash-flow hedges when the hedged item is a forecasted transaction, or when future cash flows related to a recognized asset or liability are expected to be received or paid. The effective portion of the changes in fair value on these instruments is recorded in Accumulated other comprehensive income (loss) and is reclassified into the Statements of Earnings on the same line item and in the same period or periods in which the hedged transaction affects earnings. The assessment of effectiveness for contracts is based on changes in the spot rates. The fair value of these instruments was $(121) at November 2, 2003.

Qualifying forward exchange contracts are accounted for as fair-value hedges when the hedged item is a recognized asset, liability or firm commitment. The fair value of such contracts was not material at November 2, 2003.

The company also enters into certain foreign currency derivative instruments that are not designated as accounting hedges. These instruments are primarily intended to reduce volatility of certain intercompany financing transactions. Gains and losses on derivatives not designated as accounting hedges are typically recorded in Other expenses, as an offset to gains (losses) on the underlying transaction. The fair value of such contracts was $(3) at November 2, 2003. Foreign currency forward contracts typically have maturities of less than one year.

Principal currencies include the Australian dollar, British pound, Canadian dollar, euro, Japanese yen and Swedish krona.

As of November 2, 2003, the accumulated derivative net gain in other comprehensive income for cash-flow hedges, including the forward exchange and cross-currency contracts, forward starting swap contracts, and treasury lock agreements was $1, net of tax. At October 27, 2002, the accumulated derivative net gain in other comprehensive income was approximately $3, net of tax. Reclassifications from Accumulated other comprehensive income (loss) into the Statements of Earnings during the quarter ended November 2, 2003 were not material. Reclassifications during the remainder of fiscal year 2004 are not expected to be material. There were no discontinued cash-flow hedges during the quarter. At November 2, 2003, the maximum maturity date of any cash-flow hedge was approximately 10 years.

Other Contracts

The company is exposed to equity price changes related to certain employee compensation obligations. Swap contracts are utilized to hedge exposures relating to certain employee compensation obligations linked to the total return of the Standard & Poor’s 500 Index and the total return of the company’s capital stock. The company pays a variable interest rate and receives the equity returns under these instruments. The notional value of the equity swap contracts, which mature in 2004, was $29 at November 2, 2003. These instruments are not designated as accounting hedges. Gains and losses are recorded in the Statements of Earnings. The net asset recorded under these contracts at November 2, 2003 was approximately $1.

Other disclosures related to hedge ineffectiveness and gains (losses) excluded from the assessment of hedge effectiveness have been omitted due to the insignificance of these amounts.

(k)	Contingencies

On March 30, 1998, the company effected a spinoff of several of its non-core businesses to Vlasic Foods International Inc. (VFI). VFI and several of its affiliates (collectively, Vlasic) commenced cases under Chapter 11 of the Bankruptcy Code on January 29, 2001 in the United States Bankruptcy Court for the District of Delaware. Vlasic’s Second Amended Joint Plan of Distribution under Chapter 11 (the Plan) was confirmed by an order of the Bankruptcy Court dated November 16, 2001, and became effective on or about November 29, 2001. The Plan provides for the assignment of various causes of action allegedly belonging to the Vlasic estates, including claims against the company allegedly arising from the spinoff, to VFB L.L.C., a limited liability company (VFB) whose membership interests are to be distributed under the Plan to Vlasic’s general unsecured creditors.

On February 19, 2002, VFB commenced a lawsuit against the company and several of its subsidiaries in the United States District Court for the District of Delaware alleging, among other things, fraudulent conveyance, illegal dividends and breaches of fiduciary duty by Vlasic directors alleged to be under the company’s control. The lawsuit seeks to hold the company liable in an amount necessary to satisfy all unpaid claims against Vlasic (which VFB estimates in the amended complaint to be $200), plus unspecified exemplary and punitive damages. While the ultimate disposition of complex litigation is inherently difficult to assess, the company believes the action is without merit and is defending the case vigorously.

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

(l)	Guarantees

In November 2002, FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. FIN 45 clarifies the requirements relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

The company guarantees approximately 1,250 bank loans made to Pepperidge Farm independent sales distributors by third party financial institutions for the purchase of distribution routes. The maximum potential amount of future payments the company could be required to make under the guarantees is approximately $85. The company’s guarantees are indirectly secured by the distribution routes. The company does not believe it is probable that it will be required to make guarantee payments as a result of defaults on the bank loans guaranteed. Prior to the adoption of FIN 45, no amounts were recognized on the Consolidated Balance Sheets related to these guarantees. The amount recognized as of November 2, 2003 is not material.

ITEM 2.

CAMPBELL SOUP COMPANY CONSOLIDATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Overview

The company reported net earnings of $211 million for the first quarter ended November 2, 2003 versus $192 million before the cumulative effect of accounting change in the comparable quarter a year ago. Earnings per share were $.51, compared to $.47, before the cumulative effect of accounting change, a year ago. (All earnings per share amounts included in Management’s Discussion and Analysis are presented on a diluted basis.) The increase in earnings was primarily driven by sales increases.

In connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 in fiscal 2003, the company recognized a non-cash charge of $31 million (net of a $17 million tax benefit) or $.08 per share, as a cumulative effect of accounting change. This charge related to impaired goodwill associated with the Stockpot business, a food service business acquired in August 1998.

In the fourth quarter of fiscal 2003, certain stock-based incentive compensation expenses were reclassified from Other expenses to reflect the costs by function on various lines of the Statements of Earnings. The prior period has been reclassified to conform to the current presentation.

FIRST QUARTER

Sales

Net sales in the quarter increased 12% to $1.91 billion from $1.71 billion last year. The change was attributed to a 2% increase in volume and mix, a 2% increase from higher selling prices, a 2% increase due to lower revenue reductions from trade promotion and consumer coupon redemption programs, a 2% increase from acquisitions and a 4% increase due to currency.

An analysis of net sales by reportable segment follows:

	(millions)
	2004	2003	% Change

North America Soup and Away From Home	$805	$746	8%
North America Sauces and Beverages	327	307	7
Biscuits and Confectionery	491	410	20
International Soup and Sauces	286	242	18

	$1,909	$1,705	12%

The 8% increase in sales from North America Soup and Away From Home was due to a 2% increase from higher price realization, a 4% increase attributable to lower revenue reductions from trade promotion and consumer coupon redemption programs, and a 2% increase from currency. Volume and mix was flat compared to the year-ago quarter. In the U.S., ready-to-serve soup shipments rose 6%, condensed soup declined 7% and broth rose 14%. The ready-to-serve increase was driven by the strong performance of the new M’m! M’m! Good! To Go convenience platform including Campbell’s Select and Chunky soups in microwavable bowls, which were introduced this year, and Campbell’s Soup at Hand. Additional varieties of Campbell’s Soup at Hand, a portable sipping soup introduced last year, were also launched during the quarter. Total sales of the Campbell’s Chunky and Select branded products and Campbell’s Soup at Hand rose significantly compared to the prior year. Consumer demand for the new microwavable bowl products has exceeded expectations and the company announced plans to increase production capacity. Aggressive competitive activities impacted the canned ready-to-serve and condensed soup businesses. Away From Home reported increased sales due to shipment growth in soup products. The Canadian business reported a sales volume decline as shipments were unfavorably impacted by start up issues with a new distribution partner.

North America Sauces and Beverages reported a 7% increase in sales due to a 3% increase in volume and mix and a 4% increase due to lower revenue reductions from trade promotion and consumer coupon redemption programs. The sales increase was primarily due to the performance of beverages. V8 vegetable juice reported sales gains due to a successful advertising campaign and the introduction of new varieties. V8 Splash Smoothies, introduced in the second-half of last year, and Campbell’s tomato juice also contributed to the sales growth. Prego pasta sauces experienced a decline in sales, attributable in part to weakness in the Italian sauce category. Pace sales were even with the year-ago quarter.

Biscuits and Confectionery reported a 20% increase in sales due to a 6% increase from acquisitions, a 5% increase from volume and mix, a 3% increase from higher price realization and a 6% increase from currency. The favorable currency impact principally reflects the strengthening of the Australian dollar. Pepperidge Farm contributed to the sales increase primarily as a result of growth in cookies and fresh bread. Arnott’s reported a sales increase from volume gains in biscuit products. Godiva Chocolatier’s worldwide sales increased due to growth in the Asia Pacific region, duty free businesses, and catalog and internet sales. Same store sales in the U.S. were below last year.

International Soup and Sauces reported an increase in sales of 18%. The favorable impact of currency accounted for a 12% increase, the acquisition of Erin Foods in Ireland in 2003 added 1%, volume and mix added 8%, offset by a 1% decrease due to lower price realization and a 2% decrease due to higher revenue reductions from trade promotion and consumer coupon redemption programs. In Europe, sales increased compared to the year-ago quarter due to the improved performance of dry soup products across the region, partially offset by continued declines in wet soup and sauces in the U.K. In Asia Pacific, soup sales rose significantly across the region. Sales gains in Australia were driven by new product introductions and increases in broth shipments.

Gross Margin

Gross margin, defined as net sales less cost of products sold, increased $67 million. As a percent of sales, gross margin decreased from 43.1% in 2003 to 42.0% in 2004. The percentage decrease was primarily due to product mix (approximately 1.2 percentage points), costs associated with quality and packaging improvements (approximately 1.0 percentage points) and the acquisition of businesses with lower margins (approximately 0.3 percentage points), partially offset by higher selling prices (approximately 1.1 percentage points) and lower promotional spending (approximately 0.7 percentage points).

Marketing and Selling Expenses

Marketing and selling expenses increased 7% in 2004 primarily as a result of the impact of currency translation (approximately 3 percentage points) and acquisitions (approximately 2 percentage points). As a percent of sales, Marketing and selling expenses were approximately 15% in 2004 and approximately 16% in 2003.

Administrative Expenses

Administrative expenses increased by approximately $15 million, or 14% primarily due to the impact of currency translation (approximately 5 percentage points) and expenses related to litigation (approximately 5 percentage points).

Research and Development Expenses

Research and development expenses increased 11%, or $2 million, due primarily to the impact of acquisitions and currency translation (approximately 5 percentage points) and the continued investment in new product development (approximately 5 percentage points).

Operating Earnings

Segment operating earnings increased 9% from the prior year.

An analysis of operating earnings by reportable segment follows:

	(millions)
	2004	2003	% Change

North America Soup and Away From Home	$221	$205	8%
North America Sauces and Beverages	78	77	1
Biscuits and Confectionery	46	42	10
International Soup and Sauces	35	26	35

Subtotal	380	350	9
Corporate	(26)	(20)

	$354	$330	7%

Earnings from North America Soup and Away From Home increased 8% due to the increase in sales.

Earnings from North America Sauces and Beverages increased 1% due to the increase in sales, partially offset by declines in gross margin due to product mix and an increase in marketing and selling expenses.

Earnings from Biscuits and Confectionery increased 10% due to the increase in sales, partially offset by product mix and start up expenses at the new Pepperidge Farm bakery in Bloomfield, Connecticut.

Earnings from International Soup and Sauces increased 35% primarily due to the sales gains and improved gross margins, reflecting product mix and productivity improvements.

Corporate expenses increased to $26 million from $20 million primarily due to increases in legal expenses related to ongoing litigation.

Nonoperating Items

Interest expense decreased to $43 million from $45 million in the prior year, primarily due to lower levels of short-term debt.

The effective tax rate for the quarter was 32.2% for 2004 and 32.6% for 2003. The effective tax rate for the 2003 year was 32.2%.

Liquidity and Capital Resources

The company used cash from operations of $66 million compared to $70 million generated from operations last year. This reduction in cash flow reflects a $50 million voluntary contribution to a U.S. pension plan and a larger seasonal increase in working capital than the year ago period.

Capital expenditures were $23 million compared to $37 million a year ago. As previously announced, capital expenditures are expected to be approximately $285 million in fiscal 2004 compared to $283 million in fiscal 2003.

Businesses acquired, as presented in the Statements of Cash Flows, primarily represent the acquisitions of Snack Foods Limited and Erin Foods in the first quarter of 2003 and the acquisition of certain brands from George Weston Foods Limited in the first quarter of 2004.

The company purchased 178,000 shares in the quarter ended November 2, 2003 at a cost of approximately $4 million. The company did not repurchase shares in the three month period last year. The company expects to repurchase sufficient shares over time to offset the impact of dilution from shares issued under incentive stock compensation plans.

In September 2003, the company issued $300 million ten-year 4.875% fixed-rate notes. The proceeds were used to repay commercial paper borrowings and for other general corporate purposes. While planning for the issuance of these notes, the company entered into treasury lock agreements with a notional value of $100 million that effectively fixed a portion of the interest rate on the debt prior to issuance. These agreements were settled at a minimal gain upon issuance of the notes, which will be amortized over the life of the notes. In connection with this issuance, the company entered into ten-year interest rate swaps that convert $200 million of the fixed-rate debt to variable.

In September 2003, the company also entered into $100 million five-year interest rate swaps that convert a portion of the 5.875% fixed-rate notes due October 2008 to variable.

At November 2, 2003, the company had approximately $1.2 billion of notes payable due within one year and $32 million of standby letters of credit issued on behalf of the company. The company maintains $1.8 billion of committed revolving credit facilities, which remain unused at November 2, 2003, except for the $32 million of standby letters of credit issued on behalf of the company. In September 2003, the company entered into a $900 million committed 364-day revolving credit facility, which replaced an existing $900 million 364-day facility that matured in September 2003. The company also has a $900 million revolving credit facility that matures in September 2006. The credit facilities support the company’s commercial paper program. The company is in compliance with the covenants contained in its revolving credit facilities and debt securities.

Shareowners’ equity includes a minimum liability, net of tax, of $212 million in 2004 and $208 million in 2003, principally related to a U.S. pension plan. Following stock market declines in July 2002, and continuing through 2003, the fair value of assets included in certain pension funds fell below the accumulated benefit obligation. As required under accounting principles generally accepted in the United States, the company recognized the additional minimum liability and reclassified an existing pension asset to equity. This non-cash adjustment did not impact 2002 operating results. However, pension expense is expected to increase in 2004 primarily due to a lower discount rate and a reduction in the estimated return on plan assets. As previously noted, the company made a $50 million voluntary contribution to a U.S. pension plan in 2004.

The company guarantees approximately 1,250 bank loans to Pepperidge Farm independent sales distributors by third party financial institutions used to purchase distribution routes. The maximum potential amount of the future payments the company could be required to make under the guarantees is approximately $85 million. The company’s guarantees are indirectly secured by the distribution routes. The company does not believe that it is probable that it will be required to make guarantee payments as a result of defaults on the bank loans guaranteed. See also Note (l) to the Consolidated Financial Statements for information on guarantees.

The company believes that foreseeable liquidity, including the resolution of the contingencies described in Note (k) to the Consolidated Financial Statements and capital resource requirements, are expected to be met through anticipated cash flows from operations, management of working capital, long-term borrowings under its shelf registration, and short-term borrowings, including commercial paper. The company believes that its sources of financing are adequate to meet its future liquidity and capital resource requirements. The cost and terms of any future financing arrangements depend on the market conditions and the company’s financial position at that time.

Significant Accounting Estimates

The consolidated financial statements of the company are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. The significant accounting policies of the company are described in Note 1 to the Consolidated Financial Statements and the significant accounting estimates are described in Management’s Discussion and Analysis included in the 2003 Annual Report on Form 10-K. The impact of new accounting standards is discussed in the following section. There have been no other changes in the company’s accounting policy in the current period that had a material impact on the company’s consolidated financial condition or results of operation.

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” This Interpretation addresses consolidation by business enterprises of certain variable interest entities (VIEs). The Interpretation as amended is effective immediately for all enterprises with interests in VIEs created after January 31, 2003.

In October 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to interests held in VIEs created before February 1, 2003 to the end of the first interim or annual period ending after December 15, 2003. In addition, the FASB issued an Exposure Draft of a proposed Interpretation of FIN 46 in October 2003 to address implementation issues. The company has investments consisting of limited partnership interests in affordable housing partnership funds. These investments, which were all in existence prior to January 31, 2003, appear to be variable interest entities. Based on current guidance, the company does not expect the adoption of FIN 46 to have a material impact on the financial statements. The company will continue to monitor modifications to FIN 46.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not impact the financial statements.

Recent Developments

On November 24, 2003, the company announced results for the first quarter 2004 and commented on the outlook for earnings per share for the second quarter of 2004 and for the full year. In that announcement, the company maintained its previous earnings estimate of approximately $1.58 per share for 2004 and announced that it expects diluted earnings to be in the range of $.52 to $.54 per share for the second quarter of 2004.

Forward-Looking Statements

This quarterly report contains certain statements that reflect the company’s current expectations regarding future results of operations, economic performance, financial condition and achievements of the company. The company tries, wherever possible, to identify these forward-looking statements by using words such as “anticipate,” “believe,” “estimate,” “expect,” “will” and similar expressions. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements reflect the company’s current plans and expectations and are based on information currently available to it. They rely on a number of assumptions regarding future events and estimates which could be inaccurate and which are inherently subject to risks and uncertainties.

The company wishes to caution the reader that the following important factors and those important factors described in other Securities and Exchange Commission filings of the company, or in the company’s 2003 Annual Report, could affect the company’s actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, the company:

•	the company’s ability to achieve the goals of its “transformation plan”;

•	the impact of strong competitive response to the company’s efforts to leverage its brand power with product innovation, promotional programs and new advertising, and of changes in consumer demand for the company’s products;

•	the risks in the marketplace associated with trade and consumer acceptance of product improvements, shelving initiatives and new product introductions;

•	the company’s ability to achieve sales and earnings forecasts, which are based on assumptions about sales volume and product mix and the impact of increased marketing investments;

•	the company’s ability to realize forecasted cost savings;

•	the company’s ability to successfully manage changes to its business processes, including selling, distribution, production capacity and the integration of acquisitions;

•	the increased significance of certain of the company’s key trade customers;

•	the difficulty of predicting the pattern of inventory movements by the company’s trade customers and of predicting changes in the policies of its customers, such as changes in customer inventory levels and access to shelf space;

•	the impact of fluctuations in the supply and cost of raw materials;

•	the impact of unforeseen economic changes in currency exchange rates, tax rates, interest rates, equity markets, inflation rates, recession and other external factors over which the company has no control, including the possibility of increased pension expense and contributions resulting from lower interest rates and declines in stock market returns; and

•	the impact of unforeseen business disruptions in one or more of the company’s markets due to political instability, civil disobedience, armed hostilities or other calamities.

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

For information regarding the company’s exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Annual Report on Form 10-K for fiscal 2003. There have been no significant changes in the company’s portfolio of financial instruments or market risk exposures from the fiscal 2003 year-end except as follows:

In August 2003, the company entered into a pay floating CAD/receive floating USD swap with a notional value of $53 million. The company also entered into two pay fixed CAD/receive fixed USD swaps with notional values of $61 million each.

In August 2003, a pay fixed SEK/receive fixed USD swap with a notional value of $31 million matured. The company entered into a pay floating SEK/receive floating USD swap with a notional value of $18 million which matures in 2005.

In October 2003, the company entered into a pay floating GBP/receive floating USD swap with a notional value of $125 million to replace a portion of a forward exchange contract that matured.

In addition, see the Liquidity and Capital Resources discussion in Item 2 for information on the interest rate swap activity in 2004.

ITEM 4. CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures

The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of November 2, 2003 (the Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective, and are reasonably designed to ensure that all material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

b.	Changes in Internal Controls

During the quarter ended November 2, 2003, there were no changes in the company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

As previously reported, on March 30, 1998, the company effected a spinoff of several of its non-core businesses to Vlasic Foods International Inc. (VFI). VFI and several of its affiliates (collectively, Vlasic) commenced cases under Chapter 11 of the Bankruptcy Code on January 29, 2001 in the United States Bankruptcy Court for the District of Delaware. Vlasic’s Second Amended Joint Plan of Distribution under Chapter 11 (the Plan) was confirmed by an order of the Bankruptcy Court dated November 16, 2001, and became effective on or about November 29, 2001. The Plan provides for the assignment of various causes of action allegedly belonging to the Vlasic estates, including claims against the company allegedly arising from the spinoff, to VFB L.L.C., a limited liability company (VFB) whose membership interests are to be distributed under the Plan to Vlasic’s general unsecured creditors.

On February 19, 2002, VFB commenced a lawsuit against the company and several of its subsidiaries in the United States District Court for the District of Delaware alleging, among other things, fraudulent conveyance, illegal dividends and breaches of fiduciary duty by Vlasic directors alleged to be under the company’s control. The lawsuit seeks to hold the company liable in an amount necessary to satisfy all unpaid claims against Vlasic (which VFB estimates in the amended complaint to be $200 million), plus unspecified exemplary and punitive damages. While the ultimate disposition of complex litigation is inherently difficult to assess, the company believes the action is without merit and is defending the case vigorously.

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

As also previously reported, the company began discussions in April 2003 with the New Jersey Department of Environmental Protection (NJDEP) regarding certain air emissions from the company’s South Plainfield, New Jersey flavoring and spice mix plant. These emissions may exceed limits established pursuant to the New Jersey Air Pollution Control Act. The discussions are expected to result in the company installing air emission control equipment on an agreed upon schedule, which the company anticipates will cost up to $1 million. In addition, the NJDEP will likely require other expenditures, which the company anticipates will not exceed $500 thousand. As of November 2, 2003, the company incurred costs of approximately $150 thousand related to the evaluation of this issue. The company does not expect that the cost of installing the emission control equipment or any other expenditure required by the NJDEP will have a material impact on the consolidated financial condition or results of operation of the company.

In July 2003, the company began discussions with the Wisconsin Department of Natural Resources (WDNR) regarding certain air emissions from the company’s Milwaukee, Wisconsin flavoring and spice mix plant. These emissions may exceed limits established pursuant to the Wisconsin Clean Air Act Program. The discussions are likely to result in the company installing air emission control equipment on an agreed upon schedule. The WDNR may require additional expenditures, which can not be determined at this time. As of November 2, 2003, the company incurred costs of approximately $110 thousand related to the evaluation of this issue, and the company expects to spend up to $1 million (exclusive of any other amounts) on the installation of required air emissions control equipment. The company does not expect that the cost of installing the emission control equipment or any other expenditures required by the WDNR will have a material impact on the consolidated financial condition or results of operation of the company.

On July 15, 2003, Pepperidge Farm, Incorporated, an indirect wholly-owned subsidiary of the company, made a submission to the United States Environmental Protection Agency (EPA) relating to its use and replacement of certain appliances containing ozone-depleting refrigerants. The submission was made pursuant to the terms of the Ozone-Depleting Substance Emission Reduction Bakery Partnership Agreement (the EPA Agreement) entered into by and between Pepperidge Farm and the EPA. Pepperidge Farm executed the EPA Agreement in April 2002 as part of a voluntary EPA-sponsored program relating to the reduction of ozone-depleting refrigerants used in the bakery industry. As a result of the EPA Agreement, as of November 2, 2003, Pepperidge Farm has incurred costs of approximately $4 million relating to the evaluation and replacement of certain of its refrigerant appliances. If the submission is approved by the EPA, in addition to the expenditures previously made, Pepperidge Farm will be required to (i) pay a penalty in the amount of approximately $370 thousand, and (ii) replace certain additional refrigerant appliances, which Pepperidge Farm expects to cost approximately $750 thousand. The company does not expect that the cost of complying with the EPA Agreement will have a material impact on the consolidated financial condition or results of operation of the company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

31(i)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(ii)	Certification of Robert A. Schiffner pursuant to Rule 13a-14(a).

32(i)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(ii)	Certification of Robert A. Schiffner pursuant to 18 U.S.C. Section 1350.

b.	Reports on Form 8-K

On September 4, 2003, the company furnished a report on Form 8-K to provide a copy of the slide presentation and the prepared remarks accompanying the company’s presentation that day at the Prudential Securities “Back to School” Conference.

On September 11, 2003, the company furnished a report on Form 8-K to provide a copy of the press release dated that day announcing financial results for the quarter and year ended August 3, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL SOUP COMPANY

Date: December 16, 2003	By:	/s/ Robert A. Schiffner

Robert A. Schiffner Senior Vice President and Chief Financial Officer

	By:	/s/ Ellen Oran Kaden

Ellen Oran Kaden Senior Vice President – Law and Government Affairs

INDEX TO EXHIBITS

Exhibits

31(i)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(ii)	Certification of Robert A. Schiffner pursuant to Rule 13a-14(a).

32(i)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(ii)	Certification of Robert A. Schiffner pursuant to 18 U.S.C. Section 1350.