Form 10-Q
period 2004-02-01
CAMPBELL SOUP CO
filed 2004-03-16
CIK 16732

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number
February 1, 2004	1-3822

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.

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

Yes  [X]       No   [   ].

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes   [X]       No  [   ].

There were 410,969,505 shares of Capital Stock outstanding as of March 5, 2004.

PART I.

ITEM 1. FINANCIAL INFORMATION

CAMPBELL SOUP COMPANY CONSOLIDATED

Statements of Earnings

(unaudited)
(millions, except per share amounts)

	Three Months Ended		Six Months Ended
	February 1,	January 26,	February 1,	January 26,
	2004	2003	2004	2003
Net sales	$2,100	$1,918	$4,009	$3,623

Costs and expenses
Cost of products sold	1,212	1,056	2,320	2,027
Marketing and selling expenses	340	329	633	603
Administrative expenses	136	128	259	236
Research and development expenses	21	21	42	40
Other expenses	2	(1)	12	2

Total costs and expenses	1,711	1,533	3,266	2,908

Earnings before interest and taxes	389	385	743	715
Interest, net	42	46	85	91

Earnings before taxes	347	339	658	624
Taxes on earnings	112	108	212	201

Earnings before cumulative effect of accounting change	235	231	446	423
Cumulative effect of change in accounting principle	—	—	—	(31)

Net earnings	$235	$231	$446	$392

Per share — basic
Earnings before cumulative effect of accounting change	$.57	$.56	$1.08	$1.03
Cumulative effect of change in accounting principle	—	—	—	(.08)

Net earnings	$.57	$.56	$1.08	$.95

Dividends	$.1575	$.1575	$.315	$.315

Weighted average shares outstanding — basic	411	411	411	411

Per share — assuming dilution
Earnings before cumulative effect of accounting change	$.57	$.56	$1.08	$1.03
Cumulative effect of change in accounting principle	—	—	—	(.08)

Net earnings	$.57	$.56	$1.08	$.95

Weighted average shares outstanding — assuming dilution	412	411	412	411

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED

Balance Sheets

(unaudited)
(millions, except per share amounts)

	February 1,	August 3,
	2004	2003
Current assets
Cash and cash equivalents	$41	$32
Accounts receivable	644	413
Inventories	715	709
Other current assets	141	136

Total current assets	1,541	1,290

Plant assets, net of depreciation	1,871	1,843
Goodwill	1,968	1,803
Other intangible assets, net of amortization	1,113	1,018
Other assets	303	251

Total assets	$6,796	$6,205

Current liabilities
Notes payable	$908	$1,279
Payable to suppliers and others	619	620
Accrued liabilities	609	602
Dividend payable	65	65
Accrued income taxes	301	217

Total current liabilities	2,502	2,783

Long-term debt	2,566	2,249
Nonpension postretirement benefits	301	304
Other liabilities, including deferred income taxes of $252 and $245	559	482

Total liabilities	5,928	5,818

Shareowners’ equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20
Additional paid-in capital	264	298
Earnings retained in the business	5,571	5,254
Capital stock in treasury, at cost	(4,835)	(4,869)
Accumulated other comprehensive loss	(152)	(316)

Total shareowners’ equity	868	387

Total liabilities and shareowners’ equity	$6,796	$6,205

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED

Statements of Cash Flows

(unaudited)
(millions)

	Six Months Ended
	February 1,	January 26,
	2004	2003
Cash flows from operating activities:
Net earnings	$446	$392
Non-cash charges to net earnings
Cumulative effect of accounting change	—	31
Depreciation and amortization	127	111
Deferred income taxes	2	(4)
Other, net	48	28
Changes in working capital
Accounts receivable	(203)	(162)
Inventories	21	6
Prepaid assets	(3)	(14)
Accounts payable and accrued liabilities	22	101
Pension fund contributions	(53)	—
Other	(75)	(16)

Net cash provided by operating activities	332	473

Cash flows from investing activities:
Purchases of plant assets	(76)	(93)
Sales of plant assets	3	9
Businesses acquired	(9)	(168)
Other, net	—	(1)

Net cash used in investing activities	(82)	(253)

Cash flows from financing activities:
Long-term borrowings	301	400
Net short-term repayments	(408)	(480)
Dividends paid	(129)	(129)
Treasury stock purchases	(19)	(3)
Treasury stock issuances	8	5

Net cash used in financing activities	(247)	(207)

Effect of exchange rate changes on cash	6	3

Net change in cash and cash equivalents	9	16
Cash and cash equivalents — beginning of period	32	21

Cash and cash equivalents — end of period	$41	$37

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED

Statements of Shareowners’ Equity (Deficit)

(unaudited)
(millions, except per share amounts)

	Capital Stock					Earnings	Accumulated
	Issued		In Treasury		Additional Paid-in	Retained in the	Other Comprehensive	Total Shareowners'
	Shares	Amount	Shares	Amount	Capital	Business	Income (Loss)	Equity (Deficit)

Balance at July 28, 2002	542	$20	(132)	$(4,891)	$320	$4,918	$(481)	$(114)

Comprehensive income (loss)
Net earnings						392		392
Foreign currency translation adjustments							94	94
Cash-flow hedges, net of tax							(7)	(7)
Minimum pension liability, net of tax							(1)	(1)

Other comprehensive income							86	86

Total comprehensive income								478

Dividends ($.315 per share)						(129)		(129)
Treasury stock purchased			—	(3)				(3)
Treasury stock issued under management incentive and stock option plans			—	29	(22)			7

Balance at January 26, 2003	542	$20	(132)	$(4,865)	$298	$5,181	$(395)	$239

Balance at August 3, 2003	542	$20	(132)	$(4,869)	$298	$5,254	$(316)	$387

Comprehensive income (loss)
Net earnings						446		446
Foreign currency translation adjustments							162	162
Cash-flow hedges, net of tax							6	6
Minimum pension liability, net of tax							(4)	(4)

Other comprehensive income							164	164

Total comprehensive income								610

Dividends ($.315 per share)						(129)		(129)
Treasury stock purchased			(1)	(19)				(19)
Treasury stock issued under management incentive and stock option plans			1	53	(34)			19

Balance at February 1, 2004	542	$20	(132)	$(4,835)	$264	$5,571	$(152)	$868

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

	Three Months Ended		Six Months Ended
	Feb. 1, 2004	Jan. 26, 2003	Feb. 1, 2004	Jan. 26, 2003
Net earnings, as reported	$235	$231	$446	$392
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects[1]	3	4	5	7
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11)	(10)	(19)	(19)

Pro forma net earnings	$227	$225	$432	$380

Earnings per share:
Basic-as reported	$.57	$.56	$1.08	$.95

Basic-pro forma	$.55	$.55	$1.05	$.92

Diluted-as reported	$.57	$.56	$1.08	$.95

Diluted-pro forma	$.55	$.55	$1.05	$.92

[1] Represents restricted stock expense.

(b)	Cumulative Effect of Accounting Change
The company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” as of July 29, 2002 and recognized a non-cash charge of $31 (net of $17 tax benefit), or $.08 per share, as a cumulative effect of accounting change. This charge related to impaired goodwill associated with the Stockpot business, a food service business included in the North America Soup and Away From Home segment.

(c)	Acquisitions
In the first quarter 2004, the company acquired certain chocolate biscuit brands for approximately $9 from George Weston Foods Limited in Australia. These brands are included in the Biscuits and Confectionery segment.

In the first quarter 2003, the company acquired two businesses for cash consideration of approximately $170 and assumed debt of approximately $20. The company acquired Snack Foods Limited, a leader in the Australian salty snack category, and Erin Foods, the number two dry soup manufacturer in Ireland. Snack Foods Limited is included in the Biscuits and Confectionery segment. Erin Foods is included in the International Soup and Sauces segment. The businesses have annual sales of approximately $160.

(d)	New Accounting Pronouncements
In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” This Interpretation addresses consolidation by business enterprises of certain variable interest entities (VIEs). The Interpretation as amended is effective immediately for all enterprises with interests in VIEs created after January 31, 2003. In December 2003, the FASB issued a revised version of FIN 46 (FIN 46R), which clarified the provisions of FIN 46 by addressing implementation issues. FIN 46R must be applied to all entities subject to the Interpretation as of the first interim quarter ending after March 15, 2004. The company has investments of approximately $150 as of February 1, 2004 consisting of limited partnership interests in affordable housing partnership funds. The company’s ownership ranges from approximately 12% to 19%. The company evaluated the nature of these investments, which were in existence before January 31, 2003, against the provisions of the guidance and determined that such investments do not need to be consolidated in the financial statements. The company will continue to monitor modifications to the Interpretation.

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

In December 2003, the FASB issued a revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which requires additional disclosures for benefit plans. The standard requires quarterly disclosure of the various components of pension expense and expanded annual disclosures, such as describing the types of plan assets, investment strategy, and measurement dates. The company will include interim disclosure requirements in the Form 10-Q for the third quarter 2004. Annual disclosures will be provided in the 2004 Form 10-K.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs and a federal subsidy to sponsors of certain retiree medical plans. The company sponsors medical programs for certain of its U.S. retirees and expects that this legislation will eventually reduce the costs for some of these programs. The company is continuing to evaluate the impact of the legislation since guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions, as well as the manner in which such savings should be measured, is still pending. In addition, authoritative guidance on accounting for the federal subsidy provided to a qualified employer-sponsored drug plan is pending. The expected effects of the Act will be factored into the company’s annual year-end measurement of postretirement medical obligations and related expense calculation for fiscal 2005. If the final authoritative accounting guidance is issued after the provisions of the Act are reflected in the year-end measurement of the obligation and net postretirement medical costs estimate for fiscal 2005, the guidance could require the company to change previously reported information.

(e)	Goodwill and Intangible Assets
The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	February 1, 2004		August 3, 2003
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization[1]:
Trademarks	$6	$(2)	$6	$(2)
Other	17	(7)	16	(7)

Total	$23	$(9)	$22	$(9)

Intangible assets not subject to amortization:
Trademarks	$1,069		$975
Pension	28		28
Other	2		2

Total	$1,099		$1,005

[1]	Amortization related to these assets was less than $1 for the six month periods ended February 1, 2004 and January 26, 2003. The estimated aggregated amortization expense for each of the five succeeding fiscal years is less than $2 per year. Asset useful lives range from five to thirty-four years.

Changes in the carrying amount for goodwill for the period ended February 1, 2004 are as follows:

	North America	North America
	Soup and	Sauces and	Biscuits and	International
	Away From Home	Beverages	Confectionery	Soup and Sauces	Total
Balance at August 3, 2003	$298	$365	$524	$616	$1,803
Foreign currency translation adjustment	5	—	88	72	165

Balance at February 1, 2004	$303	$365	$612	$688	$1,968

(f)	Comprehensive Income
Total comprehensive income comprises net earnings, net foreign currency translation adjustments, minimum pension liability adjustments, and net unrealized gains (losses) on cash-flow hedges.

Total comprehensive income for the three months ended February 1, 2004 and January 26, 2003, was $320 and $294, respectively. Total comprehensive income for the six months ended February 1, 2004 and January 26, 2003, was $610 and $478, respectively.

The components of Accumulated other comprehensive loss, as reflected in the Statements of Shareowners’ Equity (Deficit), consisted of the following:

	February 1,	January 26,
	2004	2003
Foreign currency translation adjustments	$61	$(181)
Cash-flow hedges, net of tax	1	(5)
Minimum pension liability, net of tax[1]	(214)	(209)

Total Accumulated other comprehensive loss	$(152)	$(395)

[1] Includes a tax benefit of $121 as of February 1, 2004 and $119 as of January 26, 2003.

(g)	Earnings Per Share
For the periods presented in the Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options, except when such effect would be antidilutive. Stock options to purchase 28 million and 19 million shares of capital stock for the three-month periods ended February 1, 2004 and January 26, 2003, respectively, and 25 million and 27 million shares of capital stock for the six-month periods ended February 1, 2004 and January 26, 2003, respectively, were not included in the calculation of diluted earnings per share because the exercise price of the stock options exceeded the average market price of the capital stock and therefore, the effect would be antidilutive.

(h)	Segment Information
Campbell Soup Company, together with its consolidated subsidiaries, is a global manufacturer and marketer of high quality, branded convenience food products. The company operates in four segments: North America Soup and Away From Home, North America Sauces and Beverages, Biscuits and Confectionery, and International Soup and Sauces.

The North America Soup and Away From Home segment comprises the retail soup and Away From Home business in the U.S. and Canada. The U.S. retail business includes the Campbell’s brand condensed and ready-to-serve soups and Swanson broths. The segment includes the company’s total business in Canada, which comprises the Habitant and Campbell’s soups, Prego pasta sauce and V8 juices. The Away From Home operations represent the distribution of products such as Campbell’s soups, Campbell’s specialty entrees, beverage products, other prepared foods and Pepperidge Farm products through various food service channels in North America. The North America Sauces and Beverages segment includes U.S. retail sales for Prego pasta sauces, Pace Mexican sauces, Franco-American canned pastas and gravies, V8 vegetable juices, V8 Splash juice beverages, Campbell’s tomato juice, as well as the total of all businesses in Mexico and other Latin American and Caribbean countries. The Biscuits and

Confectionery segment includes all retail sales of Pepperidge Farm cookies, crackers, breads and frozen products in the United States, Arnott’s biscuits and crackers in Australia and Asia Pacific, Arnott’s Snackfoods salty snacks in Australia, and Godiva chocolates worldwide. The International Soup and Sauces segment comprises operations outside of North America, including Erasco and Heisse Tasse soups in Germany, Liebig and Royco soups and Lesieur sauces in France, Campbell’s and Batchelors soups, Oxo stock cubes and Homepride sauces in the United Kingdom, Devos Lemmens mayonnaise and cold sauces and Campbell’s and Royco soups in Belgium, Blå Band soups and sauces in Sweden, and McDonnells and Erin soups in Ireland. In Asia Pacific, operations include Campbell’s soups and stock and Swanson broths across the region.

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

February 1, 2004

		Earnings	Depreciation
		Before Interest	and	Capital
Three Months Ended	Net Sales	and Taxes	Amortization	Expenditures
North America Soup and Away From Home	$894	$220	$15	$17
North America Sauces and Beverages	324	72	9	8
Biscuits and Confectionery	550	90	24	19
International Soup and Sauces	332	39	9	5
Corporate and Eliminations[1]	—	(32)	7	4

Total	$2,100	$389	$64	$53

		Earnings	Depreciation
		Before Interest	and	Capital	Segment
Six Months Ended	Net Sales	and Taxes	Amortization	Expenditures	Assets
North America Soup and Away From Home	$1,699	$441	$31	$24	$1,388
North America Sauces and Beverages	651	150	17	11	1,215
Biscuits and Confectionery	1,041	136	46	28	1,851
International Soup and Sauces	618	74	20	8	2,007
Corporate and Eliminations[1]	—	(58)	13	5	335

Total	$4,009	$743	$127	$76	$6,796

January 26, 2003

		Earnings	Depreciation
		Before Interest	and	Capital
Three Months Ended	Net Sales	and Taxes	Amortization	Expenditures
North America Soup and Away From Home	$824	$209	$15	$14
North America Sauces and Beverages	318	84	8	8
Biscuits and Confectionery	486	87	20	28
International Soup and Sauces	290	34	8	5
Corporate and Eliminations[1]	—	(29)	5	1

Total	$1,918	$385	$56	$56

		Earnings	Depreciation
		Before Interest	and	Capital	Segment
Six Months Ended	Net Sales	and Taxes	Amortization	Expenditures	Assets
North America Soup and Away From Home	$1,570	$414	$29	$23	$1,424
North America Sauces and Beverages	625	161	16	14	1,136
Biscuits and Confectionery	896	129	39	41	1,561
International Soup and Sauces	532	60	16	9	1,811
Corporate and Eliminations[1]	—	(49)	11	6	355

Total	$3,623	$715	$111	$93	$6,287

[1]	Represents unallocated corporate expenses and unallocated assets, including corporate offices, deferred income taxes and investments.

(i)	Inventories

	February 1, 2004	August 3, 2003
Raw materials, containers and supplies	$237	$264
Finished products	478	445

	$715	$709

Approximately 55% of inventory in 2004 and 57% in 2003 is accounted for on the last in, first out (LIFO) method of determining cost. If the first in, first out inventory valuation method had been used exclusively, inventories would not differ materially from the amounts reported at February 1, 2004 and August 3, 2003.

(j)	Notes Payable and Long-Term Debt
On September 15, 2003, the company issued $300 ten-year 4.875% fixed-rate notes. The proceeds were used to repay commercial paper borrowings and for other general corporate purposes. In connection with this issuance, the company entered into ten-year interest rate swaps that convert $200 of the fixed-rate debt to variable.

(k)	Accounting for Derivative Instruments
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

Interest Rate Swaps
The company finances a portion of its operations through debt instruments primarily consisting of commercial paper, notes, debentures and bank loans. The company periodically utilizes interest rate swap agreements, including forward-

starting swaps, to minimize worldwide financing costs and to achieve a targeted ratio of variable versus fixed-rate debt.

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

Fixed-to-variable interest rate swaps are accounted for as fair-value hedges. Gains and losses on these instruments are recorded in earnings as adjustments to interest expense, offsetting gains and losses on the hedged item. The notional amounts of all outstanding fair-value interest rate swaps at February 1, 2004 totaled $775 with a maximum maturity date of October 2013. The fair value of such instruments was $21 as of February 1, 2004.

Foreign Currency Contracts
The company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries, including subsidiary financing transactions. The company utilizes foreign currency forward purchase and sale contracts, options and cross-currency swaps in order to manage the volatility associated with foreign currency purchases and certain intercompany transactions in the normal course of business.

Qualifying foreign exchange forward and cross-currency swap contracts are accounted for as cash-flow hedges when the hedged item is a forecasted transaction, or when future cash flows related to a recognized asset or liability are expected to be received or paid. The effective portion of the changes in fair value on these instruments is recorded in Accumulated other comprehensive income (loss) and is reclassified into the Statements of Earnings on the same line item and in the same period or periods in which the hedged transaction affects earnings. The assessment of effectiveness for contracts is based on changes in the spot rates. The fair value of these instruments was $(159) at February 1, 2004.

Qualifying foreign exchange forward contracts are accounted for as fair-value hedges when the hedged item is a recognized asset, liability or firm commitment. The fair value of such contracts was not material at February 1, 2004.

The company also enters into certain foreign exchange forward and variable-to-variable cross-currency swap contracts that are not designated as accounting hedges. These instruments are primarily intended to reduce volatility of certain intercompany financing transactions. Gains and losses on derivatives not designated as accounting hedges are typically recorded in Other expenses, as an offset to gains (losses) on the underlying transaction. The fair value of such contracts was $(17) at February 1, 2004. Foreign exchange forward contracts typically have maturities of less than eighteen months. Cross-currency contracts mature in 2005 through 2007. Principal currencies include the Australian dollar, British pound, Canadian dollar, euro, Japanese yen and Swedish krona.

As of February 1, 2004, the accumulated derivative net gain in other comprehensive income for cash-flow hedges, including the foreign exchange forward and cross-currency contracts, forward starting swap contracts, and treasury lock agreements was $1, net of tax. At January 26, 2003, the accumulated derivative net loss in other comprehensive income was approximately $5, net of tax. Reclassifications from Accumulated other comprehensive income (loss) into the Statements of Earnings during the quarter ended February 1, 2004 were not material. Reclassifications during the remainder of fiscal year 2004 are not expected to be material. There were no discontinued cash-flow hedges during the quarter. At February 1, 2004, the maximum maturity date of any cash-flow hedge was approximately 10 years.

Other Contracts
The company is exposed to equity price changes related to certain employee compensation obligations. Swap contracts are utilized to hedge exposures relating to certain employee compensation obligations linked to the total return of the Standard & Poor’s 500 Index and the total return of the company’s capital stock. The company pays a variable interest rate and receives the equity returns under these instruments. The notional value of the equity swap contracts, which mature in 2004, was $30 at February 1, 2004. These instruments are not designated as accounting hedges. Gains and losses are recorded in the Statements of Earnings. The net asset recorded under these contracts at February 1, 2004 was approximately $2.

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

(m)	Guarantees
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

The company guarantees approximately 1,200 bank loans made to Pepperidge Farm independent sales distributors by third party financial institutions for the purchase of distribution routes. The maximum potential amount of future payments the company could be required to make under the guarantees is approximately $86. The company’s guarantees are indirectly secured by the distribution routes. The company does not believe it is probable that it will be required to make guarantee payments as a result of defaults on the bank loans guaranteed. Prior to the adoption of FIN 45, no amounts were recognized on the Consolidated Balance Sheets related to these guarantees. The amount recognized as of February 1, 2004 is not material.

(n)	Supplemental Cash Flow Information Other cash used in operating activities for the six month periods is comprised of the following:

	February 1, 2004	January 26, 2003
Net (Payments) Receipts on Derivatives	$(56)	$9
Benefit Related Payments	(17)	(17)
Other	(2)	(8)

	$(75)	$(16)

ITEM 2.

CAMPBELL SOUP COMPANY CONSOLIDATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Overview

The company reported net earnings of $235 million for the second quarter ended February 1, 2004 versus $231 million in the comparable quarter a year ago. Earnings per share were $.57, compared to $.56 a year ago. (All earnings per share amounts included in Management’s Discussion and Analysis are presented on a diluted basis.) The increase in earnings was primarily driven by lower interest expense and the favorable impact of currency.

For the six months ended February 1, 2004, net earnings were $446 million, compared to $423 million a year ago before the cumulative effect of accounting change. Earnings per share were $1.08 compared to $1.03 a year ago before the cumulative effect of accounting change. The increase over the prior year is due to higher sales, lower interest expense, and the favorable impact of currency, partially offset by a decrease in gross margin as a percentage of sales.

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

SECOND QUARTER

Sales

Net sales in the quarter increased 9% to $2.1 billion from $1.9 billion last year. The growth was attributed to a 3% increase in volume and mix, a 2% increase from higher selling prices, a 1% decrease due to higher revenue reductions from trade promotion and consumer coupon redemption programs and a 5% increase due to currency.

An analysis of net sales by reportable segment follows:

	(millions)
	2004	2003	% Change
North America Soup and Away From Home	$894	$824	8%
North America Sauces and Beverages	324	318	2
Biscuits and Confectionery	550	486	13
International Soup and Sauces	332	290	14

	$2,100	$1,918	9%

The 8% increase in sales from North America Soup and Away From Home was due to a 5% increase from volume and mix, a 3% increase from improved price realization, a 2% decrease attributable to higher revenue reductions from trade promotion and consumer coupon redemption programs, and a 2% increase from currency. In the U.S., ready-to-serve soup sales increased 17 percent for the quarter on shipment growth of 17 percent. This strong performance was driven by significantly enhanced promotional activity behind Campbell’s Chunky canned soups, as well as the continued positive impact of the M’m! M’m! Good! To Go convenience platform, which includes Chunky and Select microwaveable bowls and Soup At Hand, a line of microwaveable sippable soups designed for out-of-home consumption. Condensed soup sales were even with a year ago as higher prices offset a 2 percent decline in shipments during the quarter. Campbell’s Chicken Noodle soup achieved particularly strong shipment growth in the quarter, offset by declines in cooking soups. Broth sales declined 1%, as 1% shipment growth was more than offset by increased promotional spending. Away From Home reported a slight increase in sales due to higher sales of refrigerated soup and bakery products and the favorable impact of currency. The Canadian business reported a sales increase driven by increased marketing support and the favorable impact of currency.

North America Sauces and Beverages reported a 2% increase in sales due to a 5% increase in volume and mix and a 3% decrease due to higher revenue reductions from trade promotion and consumer coupon redemption programs. The sales increase was primarily due to strong gains in beverages generated by effective marketing programs and new product introductions. V8 vegetable juice reported sales gains due to more productive marketing programs. V8 Splash beverages also contributed to the sales growth driven by V8 Splash Smoothies, introduced in the second-half of last year. Prego pasta sauces experienced a decline in sales, attributable to weakness in the dry pasta category. Pace Mexican sauces and Franco-American canned pasta reported increases in sales, while Franco-American gravies and Swanson canned poultry sales declined.

Biscuits and Confectionery reported a 13% increase in sales due to a 2% increase from volume and mix, a 3% increase from higher price realization, a 1% decrease due to higher revenue reductions from trade promotion and consumer coupon redemption programs and a 9% increase from currency. The favorable currency impact principally reflects the strengthening of the Australian dollar. Pepperidge Farm contributed to the sales increase primarily as a result of growth in cookies, crackers, and fresh bread partially offset by a decline in frozen products. Arnott’s reported a sales increase from gains in biscuit products driven by the performance of Shapes and chocolate varieties. Godiva Chocolatier’s worldwide sales increased due to growth in the Asia Pacific region and improved same store sales trends in the U.S.

International Soup and Sauces reported an increase in sales of 14%. The sales increase was due to a 15% increase from the favorable impact of currency, a 1% increase from higher price realization, a 1% increase due to lower revenue reductions from trade promotion and consumer coupon redemption programs, offset by a 2% decline in volume and mix, and a 1% decline due to the divestiture of a private label business in the United Kingdom in 2003. In Europe, branded sales increased compared to the year-ago quarter, offsetting declines in sales of private label products. In Germany, new single serve pouches of Erasco soup performed well. Liebig aseptic soups in France also reported an increase in sales. In Asia Pacific, sales growth was driven by soup, broth, and V8 beverages.

Gross Margin

Gross margin, defined as net sales less cost of products sold, increased $26 million. As a percent of sales, gross margin decreased from 44.9% in 2003 to 42.3% in 2004. The percentage decrease was primarily due to costs associated with quality and packaging improvements (approximately 1.1 percentage points), higher promotional spending (approximately 0.7 percentage points), product mix and currency (approximately 0.5 percentage points), and the impact of inflation and other factors (approximately 3 percentage points) partially offset by higher selling prices (approximately 1.1 percentage points) and productivity improvements (approximately 1.6 percentage points).

Marketing and Selling Expenses

Marketing and selling expenses increased 3% in 2004 as a result of the impact of currency translation. As a percent of sales, Marketing and selling expenses were 16% in 2004 and 17% in 2003.

Administrative Expenses

Administrative expenses increased by $8 million, or 6%, primarily due to the impact of currency translation.

Operating Earnings

Segment operating earnings increased 2% from the prior year.

An analysis of operating earnings by reportable segment follows:

	(millions)
	2004	2003	% Change
North America Soup and Away From Home	$220	$209	5%
North America Sauces and Beverages	72	84	(14)
Biscuits and Confectionery	90	87	3
International Soup and Sauces	39	34	15

Subtotal	421	414	2
Corporate	(32)	(29)

	$389	$385	1%

Earnings from North America Soup and Away From Home increased 5% primarily due to the increase in sales.

Earnings from North America Sauces and Beverages decreased 14% due to the higher costs of packaging and ingredients, costs associated with quality improvements, and unfavorable sales mix.

Earnings from Biscuits and Confectionery increased 3% due to the favorable impact of currency (approximately 6 percentage points). In the year ago period, earnings included an $8 million gain on the sale of a biscuit plant in Australia. The current year included a $4 million insurance settlement payment related to the loss on September 11, 2001 of Godiva’s World Trade Center store.

Earnings from International Soup and Sauces increased 15% primarily due to the favorable impact of currency.

Nonoperating Items

Interest expense decreased to $42 million from $46 million in the prior year, primarily due to lower levels of short-term debt and interest rates.

The effective tax rate for the quarter was 32.3% for 2004 and 31.9% for 2003. The effective tax rate for the 2003 year was 32.2%.

SIX MONTHS

Sales

Net sales for the six months increased 11% to $4.0 billion from $3.6 billion last year. The change was attributed to a 3% increase in volume and mix, a 2% increase from higher selling prices, a 1% increase from acquisitions and a 5% increase due to currency.

An analysis of net sales by reportable segment follows:

	(millions)
	2004	2003	% Change
North America Soup and Away From Home	$1,699	$1,570	8%
North America Sauces and Beverages	651	625	4
Biscuits and Confectionery	1,041	896	16
International Soup and Sauces	618	532	16

	$4,009	$3,623	11%

North America Soup and Away From Home sales increased 8% due to a 2% increase from volume and mix, a 3% increase from higher price realization, a 1% increase attributable to lower revenue reductions from trade promotion and consumer coupon redemption programs, and a 2% increase from currency. In the U.S., ready-to-serve soup sales increased 17% as shipments rose 12% and higher sales of microwaveable items improved mix. Condensed soup sales were down 1% reflecting shipment declines of 4% and higher prices. Broth sales increased 14% reflecting shipment growth of 7% and lower promotional spending. The ready-to-serve increase was driven by the strong performance of the new M’m! M’m! Good! To Go convenience platform including Campbell’s Select and Chunky soups in microwaveable bowls, which were introduced this year, and Campbell’s Soup at Hand. The convenience platform delivered over $100 million in sales this year. Total sales of Campbell’s Chunky products increased compared to the prior year. Away From Home reported slightly increased sales due primarily to the favorable impact of currency. The Canadian business reported a sales increase versus prior year primarily due to currency.

North America Sauces and Beverages reported a 4% increase in sales due to a 4% increase in volume and mix and a 1% increase due to lower revenue reductions from trade promotion and consumer coupon redemption programs, partially offset by a 1% decline due to currency. The sales increase was primarily due to the performance of beverages. V8 vegetable juice reported sales gains. V8 Splash Smoothies, introduced in the second-half of last year, and Campbell’s tomato juice also contributed to the sales growth. Pace sales increased over the year-ago period with the aid of continued advertising support. Prego pasta sauces experienced a decline in sales, attributable in part to weakness in the dry pasta category. Franco-American gravies and Swanson canned poultry sales declined.

Biscuits and Confectionery reported a 16% increase in sales due to a 3% increase from the acquisition of Snack Foods Limited in Australia in 2003, a 3% increase from volume and mix, a 3% increase from higher price realization and an 8% increase from currency, partially offset by a 1% decrease due to higher revenue reductions from trade promotion and consumer coupon redemption programs. The favorable currency impact was attributable primarily to the strengthening of the Australian dollar. Pepperidge Farm contributed to the sales increase as a result of growth in cookies, crackers and fresh bread. Arnott’s reported a sales increase primarily due to growth in biscuits. Godiva Chocolatier’s worldwide sales increased primarily due to continued growth in the Asia Pacific region.

International Soup and Sauces reported an increase in sales of 16%. The favorable impact of currency accounted for a 14% increase, volume and mix added 3%, offset by a 1% decrease due to the divestiture of a private label business in the United Kingdom. In Europe, sales increased primarily due to the favorable impact of currency. In Asia Pacific, sales increased primarily due to the favorable impact of currency and growth of soup, broth and V8 beverages.

Gross Margin

Gross margin, defined as net sales less cost of products sold, increased $93 million. As a percent of sales, gross margin decreased from 44.1% in 2003 to 42.1% in 2004. The percentage decrease was primarily due to costs associated with quality and packaging improvements (approximately 1.1 percentage points), product mix and currency (approximately 0.8 percentage points), higher pension costs and the impact of acquisitions (approximately 0.4 percentage points), and the impact of inflation and other factors (approximately 2.7 percentage points) partially offset by higher selling prices (approximately 1.1 percentage points), productivity improvements (approximately 1.7 percentage points) and reduced promotional spending (approximately 0.2 percentage points).

Marketing and Selling Expenses

Marketing and selling expenses increased 5% in 2004 primarily as a result of the impact of currency translation. As a percent of sales, Marketing and selling expenses were 16% in 2004 and 17% in 2003.

Administrative Expenses

Administrative expenses increased by $23 million, or 10%, primarily due to the impact of currency translation (approximately 5 percentage points) and expenses related to litigation and employee benefit costs.

Operating Earnings

Segment operating earnings increased 5% from the prior year.

An analysis of operating earnings by reportable segment follows:

	(millions)
	2004	2003	% Change
North America Soup and Away From Home	$441	$414	7%
North America Sauces and Beverages	150	161	(7)
Biscuits and Confectionery	136	129	5
International Soup and Sauces	74	60	23

Subtotal	801	764	5
Corporate	(58)	(49)

	$743	$715	4%

Earnings from North America Soup and Away From Home increased 7% primarily due to the increase in sales.

Earnings from North America Sauces and Beverages decreased 7% due to higher costs of packaging and ingredients, costs associated with quality improvements and unfavorable sales mix.

Earnings from Biscuits and Confectionery increased 5% due to the favorable impact of currency (approximately 8 percentage points). The year ago period was impacted by an $8 million gain on the sale of a biscuit plant in Australia. The current year included a $4 million insurance settlement payment related to the loss on September 11, 2001 of Godiva’s World Trade Center store.

Earnings from International Soup and Sauces increased 23% primarily due to the impact of currency (approximately 15 percentage points) and the sales gains.

Corporate expenses increased to $58 million from $49 million primarily due to increases in legal expenses related to ongoing litigation.

Nonoperating Items

Interest expense decreased to $85 million from $91 million in the prior year, primarily due to lower levels of short-term debt and interest rates.

The effective tax rate for the six months was 32.2% for 2004 and 2003. The effective tax rate for the 2003 year was 32.2%.

Liquidity and Capital Resources

The company generated cash from operations of $332 million compared to $473 million last year. This reduction in cash flow reflects a $50 million voluntary contribution to a U.S. pension plan, a higher seasonal increase in working capital than a year ago, and cash settlements of foreign exchange forward contracts and cross-currency swaps related to the financing of foreign operations. These factors were partially offset by increased earnings.

Capital expenditures were $76 million compared to $93 million a year ago. Capital expenditures are expected to be approximately $290 million in fiscal 2004 compared to $283 million in fiscal 2003, with the increase driven by currency.

Businesses acquired, as presented in the Statements of Cash Flows, reflect the acquisitions of Snack Foods Limited and Erin Foods in Ireland in the first quarter of 2003 and the acquisition of certain brands from George Weston Foods Limited in Australia in the first quarter of 2004.

The company purchased 710,000 shares in the six month period ended February 1, 2004 at a cost of approximately $19 million. The company repurchased 120,000 shares in the six month period last year at a cost of approximately $3 million. The company expects to repurchase sufficient shares over time to offset the impact of dilution from shares issued under incentive stock compensation plans.

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

At February 1, 2004, the company had approximately $908 million of notes payable due within one year and $34 million of standby letters of credit issued on behalf of the company. The company maintains $1.8 billion of committed revolving credit facilities, which remain unused at February 1, 2004, except for the $34 million of standby letters of credit issued on behalf of the company. In September 2003, the company entered into a $900 million committed 364-day revolving credit facility, which replaced an existing $900 million 364-day facility that matured in September 2003. The 364-day revolving credit facility contains a one-year term-out feature. The company also has a $900 million revolving credit facility that matures in September 2006. The credit facilities support the company’s commercial paper program. The company is in compliance with the covenants contained in its revolving credit facilities and debt securities.

Shareowners’ equity includes a minimum liability, net of tax, of $214 million in 2004 and $209 million in 2003, principally related to a U.S. pension plan. Following stock market declines in July 2002, and continuing through 2003, the fair value of assets included in certain pension funds fell below the accumulated benefit obligation. As required under accounting principles generally accepted in the United States, the company recognized the additional minimum liability and reclassified an existing pension asset to equity. Pension expense is expected to increase in 2004 compared to 2003 primarily due to a lower discount rate and a reduction in the estimated return on plan assets. As previously noted, the company made a $50 million voluntary contribution to a U.S. pension plan in 2004.

The company guarantees approximately 1,200 bank loans to Pepperidge Farm independent sales distributors by third party financial institutions used to purchase distribution routes. The maximum potential amount of the future payments the company could be required to make under the guarantees is approximately $86 million. The company’s guarantees are indirectly secured by the distribution routes. The company does not believe that it is probable that it will be required to make guarantee payments as a result of defaults on the bank loans guaranteed. See also Note (l) to the Consolidated Financial Statements for information on guarantees.

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

Significant Accounting Estimates

The consolidated financial statements of the company are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. The significant accounting policies of the company are described in Note 1 to the Consolidated Financial Statements and the significant accounting estimates are described in Management’s Discussion and Analysis included in the 2003 Annual Report on Form 10-K. The impact of new accounting standards is discussed in the following section. There have been no other changes in the company’s accounting policies in the current period that had a material impact on the company’s consolidated financial condition or results of operation.

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” This Interpretation addresses consolidation by business enterprises of certain variable interest entities (VIEs). The Interpretation as amended is effective immediately for all enterprises with interests in VIEs created after January 31, 2003. In December 2003, the FASB issued a revised version of FIN 46 (FIN 46R) which clarified the provisions of FIN 46 by addressing implementation issues. FIN 46R must be applied to all entities subject to the Interpretation as of the first interim quarter ending after March 15, 2004. The company has investments of approximately $150 million as of February 1, 2004 consisting of limited partnership interests in affordable housing partnership funds. The company’s ownership ranges from approximately 12% to 19%. The company evaluated the nature of these investments, which were in existence before January 31, 2003, against the provisions of the guidance and determined that such investments do not need to be consolidated in the financial statements. The company will continue to monitor modifications to the Interpretation.

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

In December 2003, the FASB issued a revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which requires additional disclosures for benefit plans. The standard requires quarterly disclosure of the various components of pension expense and expanded annual disclosures, such as describing the types of plan assets, investment strategy, and measurement dates. The company will include interim disclosure requirements in the Form 10-Q for the third quarter 2004. Annual disclosures will be provided in the 2004 Form 10-K.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs and a federal subsidy to sponsors of certain retiree medical plans. The company sponsors medical programs for certain of its U.S. retirees and expects that this legislation will eventually reduce the costs for some of these programs. The company is continuing to evaluate the impact of the legislation since guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions, as well as the manner in which such savings should be measured, is still pending. In addition, authoritative guidance on accounting for the federal subsidy provided to a qualified employer-sponsored drug plan is pending. The expected effects of the Act will be factored into the company’s annual year-end measurement of postretirement medical obligations and related expense calculation for fiscal 2005. If the final authoritative accounting guidance is issued after the provisions of the Act are reflected in the year-end measurement of the obligation and net postretirement medical costs estimate for fiscal 2005, the guidance could require the company to change previously reported information.

Recent Developments

On February 12, 2004, the company announced a new organization structure for its North American businesses.

On February 23, 2004, the company announced results for the second quarter 2004 and commented on the outlook for earnings per share for the third quarter of 2004 and for the full year. In that announcement, the company maintained its previous earnings estimate of approximately $1.58 per share for 2004 and announced that it expects diluted earnings to be approximately $.31 per share for the third quarter of 2004.

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

In August 2003, the company entered into a pay variable CAD/receive variable USD swap with a notional value of $53 million. The company also entered into two pay fixed CAD/receive fixed USD swaps with notional values of $61 million each.

In August 2003, a pay fixed SEK/receive fixed USD swap with a notional value of $31 million matured. The company entered into a pay variable SEK/receive variable USD swap with a notional value of $18 million which matures in 2005.

In October 2003, the company entered into a pay variable GBP/receive variable USD swap with a notional value of $125 million to replace a portion of a foreign exchange forward contract that matured.

In December 2003, the company entered into a pay fixed GBP/receive fixed USD swap with a notional value of $30 million to replace a portion of a foreign exchange forward contract that matured.

In January 2004, the company entered into two pay variable EUR/receive variable USD swaps with notional values of $32 million and $137 million. Both swaps replaced foreign exchange forward contracts that matured.

On February 19, 2004, the company entered into a pay fixed GBP/receive fixed USD swap with a notional value of $40 million to replace a foreign exchange forward contract that matured.

In addition, see the Liquidity and Capital Resources discussion in Item 2 for information on the interest rate swap activity in fiscal 2004.

ITEM 4. CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures

The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 1, 2004 (the “Evaluation Date”). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective, and are reasonably designed to ensure that all material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

b.	Changes in Internal Controls

During the quarter ended February 1, 2004, there were no changes in the company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

As also previously reported, the company began discussions in April 2003 with the New Jersey Department of Environmental Protection (“NJDEP”) regarding certain air emissions from the company’s South Plainfield, New Jersey flavoring and spice mix plant. These emissions may exceed limits established pursuant to the New Jersey Air Pollution Control Act. The discussions are expected to result in the company modifying existing process equipment and installing air emission control equipment on an agreed upon schedule, which the company anticipates will cost up to $1.5 million. In addition, the NJDEP will likely require other expenditures, which the company anticipates will not exceed $500 thousand. As of February 1, 2004, the company incurred costs of approximately $236 thousand related to the evaluation of this issue. The company does not expect that the cost of installing the emission control equipment or any other expenditure required by the NJDEP will have a material impact on the consolidated financial condition or results of operation of the company.

As also previously reported, in July 2003, the company began discussions with the Wisconsin Department of Natural Resources (“WDNR”) regarding certain air emissions from the company’s Milwaukee, Wisconsin flavoring and spice mix plant. These emissions may exceed limits established pursuant to the Wisconsin Clean Air Act Program. The discussions are likely to result in the company installing air emission control equipment on an agreed upon schedule. The WDNR may require additional expenditures, which cannot be determined at this time. As of February 1, 2004, the company incurred costs of approximately $168 thousand related to the evaluation of this issue, and the company expects to spend up to $1 million (exclusive of any other amounts) on the installation of required air emissions control equipment. The company does not expect that the cost of installing the emission control equipment or any other expenditures required by the WDNR will have a material impact on the consolidated financial condition or results of operation of the company.

As also previously reported, on July 15, 2003, Pepperidge Farm, Incorporated, an indirect wholly-owned subsidiary of the company, made a submission to the United States Environmental Protection Agency (“EPA”) relating to its use and replacement of certain appliances containing ozone-depleting refrigerants. The submission was made pursuant to the terms of the Ozone-Depleting Substance Emission Reduction Bakery Partnership Agreement (the “EPA Agreement”) entered into by and between Pepperidge Farm and the EPA. Pepperidge Farm executed the EPA Agreement in April 2002 as part of a voluntary EPA-sponsored program relating to the reduction of ozone-depleting refrigerants used in the bakery industry. As a result of the EPA Agreement, as of February 1, 2004, Pepperidge Farm has incurred costs of approximately $4 million relating to the evaluation and replacement of certain of its refrigerant appliances. If the submission is approved by the EPA, in addition to the expenditures previously made, Pepperidge Farm will be required to (i) pay a penalty in the amount of approximately $370 thousand, and (ii) replace certain additional refrigerant appliances, which Pepperidge Farm expects to cost approximately $750 thousand. In December 2003, in anticipation of the EPA’s approval of the submission, Pepperidge Farm began replacing the additional refrigerant appliances. The company does not expect that the cost of complying with the EPA Agreement will have a material impact on the consolidated financial condition or results of operation of the company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.	Campbell’s Annual Meeting of Shareowners was held on November 21, 2003.

b.	The matters voted upon and the results of the vote are as follows:

     Election of Directors

	Number of Shares
Name	For	Withheld
Edmund M. Carpenter	366,393,563	8,231,595
Paul R. Charron	368,171,694	6,453,464
Douglas R. Conant	368,178,430	6,446,728
Bennett Dorrance	359,355,639	15,269,519
Kent B. Foster	366,370,725	8,254,433
Harvey Golub	359,384,365	15,240,793
Randall W. Larrimore	357,527,634	17,097,524
Philip E. Lippincott	359,318,258	15,306,900
Mary Alice D. Malone	368,153,933	6,471,225
David C. Patterson	368,178,099	6,447,059
Charles R. Perrin	357,607,954	17,017,204
George M. Sherman	359,384,882	15,240,276
Donald M. Stewart	359,295,415	15,329,743
George Strawbridge, Jr.	368,055,758	6,569,400
Les C. Vinney	368,076,847	6,548,311
Charlotte C. Weber	359,382,936	15,242,222

Ratification of Appointment of PricewaterhouseCoopers LLP as Independent Accountants

	For	Against	Abstentions	Broker Non-Votes
Ratification of Appointment	363,968,035	8,493,376	2,163,747	0
of Accountants

Approval of the company’s 2003 Long-Term Incentive Plan

	For	Against	Abstentions	Broker Non-Votes
Approval of the company’s	318,548,877	33,404,545	2,517,951	20,153,785
2003 Long-Term Incentive Plan

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

10(i) Campbell Soup Company 2003 Long-Term Incentive Plan was filed with the Securities and Exchange Commission with the company’s 2003 Proxy Statement, and is incorporated herein by reference.

31(i) Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(ii) Certification of Robert A. Schiffner pursuant to Rule 13a-14(a).

32(i) Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(ii) Certification of Robert A. Schiffner pursuant to 18 U.S.C. Section 1350.

b.	Reports on Form 8-K

On November 24, 2003, the company furnished a report on Form 8-K to provide a copy of the press release dated that day announcing financial results for the quarter ended November 2, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL SOUP COMPANY

Date: March 16, 2004	By:	/s/ Robert A. Schiffner

Robert A. Schiffner Senior Vice President and Chief Financial Officer

	By:	/s/ Ellen Oran Kaden

Ellen Oran Kaden Senior Vice President Law and Government Affairs

INDEX TO EXHIBITS

Exhibits

10(i) Campbell Soup Company 2003 Long-Term Incentive Plan was filed with the Securities and Exchange Commission with the company’s 2003 Proxy Statement, and is incorporated herein by reference.

31(i) Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(ii) Certification of Robert A. Schiffner pursuant to Rule 13a-14(a).

32(i) Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(ii) Certification of Robert A. Schiffner pursuant to 18 U.S.C. Section 1350.