Form 10-Q
period 2004-05-02
CAMPBELL SOUP CO
filed 2004-06-15
CIK 16732

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number
May 2, 2004	1-3822

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.

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

Yes   [X]       No    [  ] .

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b - 2 of the Securities Exchange Act of 1934).

Yes   [X]       No    [  ] .

     There were 410,487,750 shares of Capital Stock outstanding as of June 3, 2004.

PART I.

ITEM 1. FINANCIAL INFORMATION

CAMPBELL SOUP COMPANY CONSOLIDATED

Statements of Earnings

(unaudited)
(millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	May 2,	April 27,	May 2,	April 27,
	2004	2003	2004	2003
Net sales	$1,667	$1,600	$5,676	$5,223

Costs and expenses
Cost of products sold	995	920	3,315	2,947
Marketing and selling expenses	278	264	911	867
Administrative expenses	141	143	400	379
Research and development expenses	23	23	65	63
Other expenses / (income)	(13)	15	(1)	17

Total costs and expenses	1,424	1,365	4,690	4,273

Earnings before interest and taxes	243	235	986	950
Interest, net	40	45	125	136

Earnings before taxes	203	190	861	814
Taxes on earnings	61	61	273	262

Earnings before cumulative effect of accounting change	142	129	588	552
Cumulative effect of change in accounting principle	—	—	—	(31)

Net earnings	$142	$129	$588	$521

Per share - basic
Earnings before cumulative effect of accounting change	$.35	$.31	$1.43	$1.34
Cumulative effect of change in accounting principle	—	—	—	(.08)

Net earnings	$.35	$.31	$1.43	$1.26

Dividends	$.1575	$.1575	$.4725	$.4725

Weighted average shares outstanding - basic	411	411	411	411

Per share - assuming dilution
Earnings before cumulative effect of accounting change	$.34	$.31	$1.43	$1.34
Cumulative effect of change in accounting principle	—	—	—	(.08)

Net earnings	$.34	$.31	$1.43	$1.26

Weighted average shares outstanding - assuming dilution	413	411	412	411

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED

Balance Sheets

(unaudited)
(millions, except per share amounts)

	May 2,	August 3,
	2004	2003
Current assets
Cash and cash equivalents	$28	$32
Accounts receivable	481	413
Inventories	686	709
Other current assets	145	136

Total current assets	1,340	1,290

Plant assets, net of depreciation	1,834	1,843
Goodwill	1,908	1,803
Other intangible assets, net of amortization	1,088	1,018
Other assets	273	251

Total assets	$6,443	$6,205

Current liabilities
Notes payable	$769	$1,279
Payable to suppliers and others	501	620
Accrued liabilities	551	602
Dividend payable	65	65
Accrued income taxes	301	217

Total current liabilities	2,187	2,783

Long-term debt	2,543	2,249
Nonpension postretirement benefits	301	304
Other liabilities, including deferred income taxes of $262 and $245	536	482

Total liabilities	5,567	5,818

Shareowners’ equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20
Additional paid-in capital	263	298
Earnings retained in the business	5,648	5,254
Capital stock in treasury, at cost	(4,839)	(4,869)
Accumulated other comprehensive loss	(216)	(316)

Total shareowners’ equity	876	387

Total liabilities and shareowners’ equity	$6,443	$6,205

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED

Statements of Cash Flows

(unaudited)
(millions)

	Nine Months Ended
	May 2,	April 27,
	2004	2003
Cash flows from operating activities:
Net earnings	$588	$521
Non-cash charges to net earnings
Cumulative effect of accounting change	—	31
Depreciation and amortization	195	180
Deferred income taxes	16	(1)
Other, net	67	41
Changes in working capital
Accounts receivable	(51)	(24)
Inventories	40	61
Prepaid assets	(8)	(1)
Accounts payable and accrued liabilities	(125)	(26)
Pension fund contributions	(54)	(4)
Other	(92)	(72)

Net cash provided by operating activities	576	706

Cash flows from investing activities:
Purchases of plant assets	(142)	(158)
Sales of plant assets	10	10
Businesses acquired	(9)	(176)
Sales of businesses	—	6
Other, net	—	(4)

Net cash used in investing activities	(141)	(322)

Cash flows from financing activities:
Long-term borrowings	301	400
Net short-term repayments	(534)	(589)
Dividends paid	(194)	(194)
Treasury stock purchases	(38)	(13)
Treasury stock issuances	20	15

Net cash used in financing activities	(445)	(381)

Effect of exchange rate changes on cash	6	3

Net change in cash and cash equivalents	(4)	6
Cash and cash equivalents - beginning of period	32	21

Cash and cash equivalents - end of period	$28	$27

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED

Statements of Shareowners’ Equity (Deficit)

(unaudited)
(millions, except per share amounts)

	Capital Stock
	Issued		In Treasury		Additional	Earnings Retained	Accumulated Other	Total
					Paid-in	in the	Comprehensive	Shareowners’
	Shares	Amount	Shares	Amount	Capital	Business	Income (Loss)	Equity (Deficit)
Balance at July 28, 2002	542	$20	(132)	$(4,891)	$320	$4,918	$(481)	$(114)

Comprehensive income (loss)
Net earnings						521		521
Foreign currency translation adjustments							133	133
Cash-flow hedges, net of tax							(1)	(1)

Other comprehensive income							132	132

Total comprehensive income								653

Dividends ($.4725 per share)						(194)		(194)
Treasury stock purchased			(1)	(13)				(13)
Treasury stock issued under management incentive and stock option plans			1	44	(24)			20

Balance at April 27, 2003	542	$20	(132)	$(4,860)	$296	$5,245	$(349)	$352

Balance at August 3, 2003	542	$20	(132)	$(4,869)	$298	$5,254	$(316)	$387

Comprehensive income (loss)
Net earnings						588		588
Foreign currency translation adjustments							100	100
Cash-flow hedges, net of tax							3	3
Minimum pension liability, net of tax							(3)	(3)

Other comprehensive income							100	100

Total comprehensive income								688

Dividends ($.4725 per share)						(194)		(194)
Treasury stock purchased			(1)	(38)				(38)
Treasury stock issued under management incentive and stock option plans			1	68	(35)			33

Balance at May 2, 2004	542	$20	(132)	$(4,839)	$263	$5,648	$(216)	$876

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

	Three Months Ended		Nine Months Ended
	May 2, 2004	Apr. 27, 2003	May 2, 2004	Apr. 27, 2003
Net earnings, as reported	$142	$129	$588	$521
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects [1]	4	3	9	11
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11)	(10)	(30)	(30)

Pro forma net earnings	$135	$122	$567	$502

Earnings per share:
Basic-as reported	$.35	$.31	$1.43	$1.26

Basic-pro forma	$.33	$.30	$1.38	$1.22

Diluted-as reported	$.34	$.31	$1.43	$1.26

Diluted-pro forma	$.33	$.30	$1.38	$1.22

[1] Represents restricted stock expense.

(b)	Cumulative Effect of Accounting Change
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
In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” This Interpretation addresses consolidation by business enterprises of certain variable interest entities (VIEs). The Interpretation as amended is effective immediately for all enterprises with interests in VIEs created after January 31, 2003. In December 2003, the FASB issued a revised version of FIN 46 (FIN 46R), which clarified the provisions of FIN 46 by addressing implementation issues. FIN 46R must be applied to all entities subject to the Interpretation as of the first interim quarter ending after March 15, 2004. The company has investments of approximately $150 as of May 2, 2004 consisting of limited partnership interests in affordable housing partnership funds. The company’s ownership ranges from approximately 12% to 19%. The company evaluated the nature of these investments, which were in existence before January 31, 2003, against the provisions of the guidance and determined that such investments do not need to be consolidated in the financial statements. The company will continue to monitor modifications to the Interpretation.

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

In December 2003, the FASB issued a revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which requires additional disclosures for benefit plans. The standard requires quarterly disclosure of the various components of pension expense and expanded annual disclosures, such as describing the types of plan assets, investment strategy, and measurement dates. Interim disclosures required under SFAS No. 132 are included in Note (l). Annual disclosures will be provided in the 2004 Form 10-K.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The company sponsors medical programs for certain of its U.S. retirees and expects that this legislation will reduce the costs for some of these programs. The company is continuing to evaluate the impact of the legislation since guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions is still pending. In April 2004, the FASB issued Staff Position (FSP) No. FAS 106 - 2 to address the accounting and disclosure requirements related to the Act. The FSP is effective for interim or annual periods beginning after June 15, 2004. The expected effects of the Act will be factored into the company’s fiscal 2004 year-end measurement of postretirement medical obligations and related expense calculation for fiscal 2005.

(e)	Goodwill and Intangible Assets
The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	May 2, 2004		August 3, 2003
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization[1]:
Trademarks	$6	$(3)	$6	$(2)
Other	17	(7)	16	(7)

Total	$23	$(10)	$22	$(9)

Intangible assets not subject to amortization:
Trademarks	$1,045		$975
Pension	28		28
Other	2		2

Total	$1,075		$1,005

[1]	Amortization related to these assets was approximately $1 for the nine month periods ended May 2, 2004 and April 27, 2003. The estimated aggregated amortization expense for each of the five succeeding fiscal years is less than $2 per year. Asset useful lives range from five to thirty-four years.

Changes in the carrying amount for goodwill for the period ended May 2, 2004 are as follows:

	North America	North America
	Soup and	Sauces and	Biscuits and	International
	Away From Home	Beverages	Confectionery	Soup and Sauces	Total
Balance at August 3, 2003	$298	$365	$524	$616	$1,803
Foreign currency translation adjustment	2	—	56	47	105

Balance at May 2, 2004	$300	$365	$580	$663	$1,908

(f)	Comprehensive Income
Total comprehensive income comprises net earnings, net foreign currency translation adjustments, minimum pension liability adjustments, and net unrealized gains (losses) on cash-flow hedges.

Total comprehensive income for the three months ended May 2, 2004 and April 27, 2003, was $78 and $175, respectively. Total comprehensive income for the nine months ended May 2, 2004 and April 27, 2003, was $688 and $653, respectively.

The components of Accumulated other comprehensive loss, as reflected in the Statements of Shareowners’ Equity (Deficit), consisted of the following:

	May 2,	April 27,
	2004	2003
Foreign currency translation adjustments	$(1)	$(142)
Cash-flow hedges, net of tax	(2)	1
Minimum pension liability, net of tax[1]	(213)	(208)

Total Accumulated other comprehensive loss	$(216)	$(349)

[1] Includes a tax benefit of $121 as of May 2, 2004 and $119 as of April 27, 2003.

(g)	Earnings Per Share
For the periods presented in the Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options, except when such effect would be antidilutive. Stock options to purchase 18 million and 28 million shares of capital stock for the three-month periods ended May 2, 2004 and April 27, 2003, respectively, and 26 million and 28 million shares of capital stock for the nine-month periods ended May 2, 2004 and April 27, 2003, respectively, were not included in the calculation of diluted earnings per share because the exercise price of the stock options exceeded the average market price of the capital stock and therefore, the effect would be antidilutive.

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

May 2, 2004

		Earnings	Depreciation
		Before Interest	and	Capital
Nine Months Ended	Net Sales	and Taxes	Amortization	Expenditures
North America Soup and Away From Home	$578	$113	$16	$20
North America Sauces and Beverages	301	66	8	10
Biscuits and Confectionery	481	37	24	21
International Soup and Sauces	307	38	12	11
Corporate and Eliminations[1]	—	(11)	8	4

Total	$1,667	$243	$68	$66

		Earnings	Depreciation
		Before Interest	and	Capital	Segment
Nine Months Ended	Net Sales	and Taxes	Amortization	Expenditures	Assets
North America Soup and Away From Home	$2,277	$554	$47	$44	$1,221
North America Sauces and Beverages	952	216	25	21	1,211
Biscuits and Confectionery	1,522	173	70	49	1,762
International Soup and Sauces	925	112	32	19	1,919
Corporate and Eliminations[1]	—	(69)	21	9	330

Total	$5,676	$986	$195	$142	$6,443

April 27, 2003

		Earnings	Depreciation
		Before Interest	and	Capital
Nine Months Ended	Net Sales	and Taxes	Amortization	Expenditures
North America Soup and Away From Home	$600	$147	$17	$15
North America Sauces and Beverages	295	59	9	10
Biscuits and Confectionery	434	38	24	31
International Soup and Sauces	271	37	8	5
Corporate and Eliminations[1]	—	(46)	11	4

Total	$1,600	$235	$69	$65

		Earnings	Depreciation
		Before Interest	and	Capital	Segment
Nine Months Ended	Net Sales	and Taxes	Amortization	Expenditures	Assets
North America Soup and Away From Home	$2,170	$561	$46	$38	$1,193
North America Sauces and Beverages	920	220	25	24	1,206
Biscuits and Confectionery	1,330	167	63	72	1,606
International Soup and Sauces	803	97	24	14	1,776
Corporate and Eliminations[1]	—	(95)	22	10	334

Total	$5,223	$950	$180	$158	$6,115

[1] Represents unallocated corporate expenses and unallocated assets, including corporate offices, deferred income taxes and investments.

(i)	Inventories

	May 2, 2004	August 3, 2003
Raw materials, containers and supplies	$214	$264
Finished products	472	445

	$686	$709

Approximately 55% of inventory in 2004 and 57% in 2003 is accounted for on the last in, first out (LIFO) method of determining cost. If the first in, first out inventory valuation method had been used exclusively, inventories would not differ materially from the amounts reported at May 2, 2004 and August 3, 2003.

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

Fixed-to-variable interest rate swaps are accounted for as fair-value hedges. Gains and losses on these instruments are recorded in earnings as adjustments to interest expense, offsetting gains and losses on the hedged item. The notional amounts of all outstanding fair-value interest rate swaps at May 2, 2004 totaled $825 with a maximum maturity date of October 2013. The fair value of such instruments was $(1) as of May 2, 2004.

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

Qualifying foreign exchange forward and cross-currency swap contracts are accounted for as cash-flow hedges when the hedged item is a forecasted transaction, or when future cash flows related to a recognized asset or liability are expected to be received or paid. The effective portion of the changes in fair value on these instruments is recorded in Accumulated other comprehensive income (loss) and is reclassified into the Statements of Earnings on the same line item and in the same period or periods in which the hedged transaction affects earnings. The assessment of effectiveness for contracts is based on changes in the spot rates. The fair value of these instruments was $(137) at May 2, 2004.

Qualifying foreign exchange forward contracts are accounted for as fair-value hedges when the hedged item is a recognized asset, liability or firm commitment. The fair value of such contracts was not material at May 2, 2004.

The company also enters into certain foreign exchange forward and variable-to-variable cross-currency swap contracts that are not designated as accounting hedges. These instruments are primarily intended to reduce volatility of certain intercompany financing transactions. Gains and losses on derivatives not designated as accounting hedges are typically recorded in Other expenses, as an offset to gains (losses) on the underlying transaction. The fair value of such contracts was $(3) at May 2, 2004. Foreign exchange forward contracts typically have maturities of less than eighteen months. Cross-currency contracts mature in

2005 through 2007. Principal currencies include the Australian dollar, British pound, Canadian dollar, euro, Japanese yen and Swedish krona.

As of May 2, 2004, the accumulated derivative net loss in other comprehensive income for cash-flow hedges, including the foreign exchange forward and cross-currency contracts, forward starting swap contracts, and treasury lock agreements was $2, net of tax. At April 27, 2003, the accumulated derivative net gain in other comprehensive income was $1, net of tax. Reclassifications from Accumulated other comprehensive income (loss) into the Statements of Earnings during the quarter ended May 2, 2004 were not material. Reclassifications during the remainder of fiscal year 2004 are not expected to be material. There were no discontinued cash-flow hedges during the quarter. At May 2, 2004, the maximum maturity date of any cash-flow hedge was approximately 10 years.

Other Contracts
The company is exposed to equity price changes related to certain employee compensation obligations. Swap contracts are utilized to hedge exposures relating to certain employee compensation obligations linked to the total return of the Standard & Poor’s 500 Index and the total return of the company’s capital stock. The company pays a variable interest rate and receives the equity returns under these instruments. The notional value of the equity swap contracts, which mature in 2004, was $37 at May 2, 2004. These instruments are not designated as accounting hedges. Gains and losses are recorded in the Statements of Earnings. The net liability recorded under these contracts at May 2, 2004 was approximately $1.

Other disclosures related to hedge ineffectiveness and gains (losses) excluded from the assessment of hedge effectiveness have been omitted due to the insignificance of these amounts.

(l)	Components of Net Periodic Benefit Cost:

	Pension		Postretirement
Three Months Ended	May 2, 2004	Apr. 27, 2003	May 2, 2004	Apr. 27, 2003
Service cost	$12	$11	$1	$1
Interest cost	28	28	6	5
Expected return on plan assets	(38)	(38)	—	—
Amortization of prior service cost	2	1	(3)	(2)
Recognized net actuarial loss	6	4	1	—

Net periodic benefit expense	$10	$6	$5	$4

	Pension		Postretirement
Nine Months Ended	May 2, 2004	Apr. 27, 2003	May 2, 2004	Apr. 27, 2003
Service cost	$37	$34	$3	$3
Interest cost	84	83	17	16
Expected return on plan assets	(113)	(114)	—	—
Amortization of prior service cost	6	4	(7)	(8)
Recognized net actuarial loss	16	11	3	—

Net periodic benefit expense	$30	$18	$16	$11

In the first quarter 2004, the company made a $50 voluntary contribution to a U.S. pension plan. Additional contributions to the U.S. pension plans are not expected this fiscal year. Contributions of $4 were made to the international plans as of May 2, 2004.

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

The company received an Examination Report from the Internal Revenue Service on December 23, 2002, which included a challenge to the treatment of gains and interest deductions claimed in the company’s fiscal 1995 federal income tax return, relating to transactions involving government securities. If the proposed adjustment were upheld, it would require the company to pay a net amount of approximately $100 in taxes, accumulated interest to December 23, 2002, and penalties. Interest will continue to accrue until the matter is resolved. The company believes these transactions were properly reported on its federal income tax return in accordance with applicable tax laws and regulations in effect during the period involved and is challenging these adjustments vigorously. While the outcome of proceedings of this type cannot be predicted with certainty, the company believes that the ultimate outcome of this matter will not have a material impact on the consolidated financial condition or results of operation of the company.

(n)	Guarantees
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

The company guarantees approximately 1,200 bank loans made to Pepperidge Farm independent sales distributors by third party financial institutions for the purchase of distribution routes. The maximum potential amount of future payments the company could be required to make under the guarantees is approximately $88. The company’s guarantees are indirectly secured by the distribution routes. The company does not believe it is probable that it will be required to make guarantee payments as a result of defaults on the bank loans guaranteed. Prior to the adoption of FIN 45, no amounts were recognized on the Consolidated Balance Sheets related to these guarantees. The amounts recognized as of May 2, 2004 and April 27, 2003 are not material.

(o)	Supplemental Cash Flow Information Other cash used in operating activities for the nine month periods is comprised of the following:

	May 2, 2004	April 27, 2003
Net Payments on Derivatives	$(56)	$(29)
Benefit Related Payments	(38)	(36)
Other	2	(7)

	$(92)	$(72)

ITEM 2.

CAMPBELL SOUP COMPANY CONSOLIDATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Overview

The company reported net earnings of $142 million for the third quarter ended May 2, 2004 versus $129 million in the comparable quarter a year ago. Earnings per share were $.34, compared to $.31 a year ago. (All earnings per share amounts included in Management’s Discussion and Analysis are presented on a diluted basis.) The current year net earnings included a $10 million gain (net of $6 million in taxes) or $.02 per share from a settlement of a class action lawsuit involving ingredient suppliers. The gain was recorded in Other expenses/(income). Current year earnings were favorably impacted by lower interest expense, a lower tax rate and favorable currency translation.

For the nine months ended May 2, 2004, net earnings were $588 million, compared to $552 million a year ago before the cumulative effect of accounting change. Earnings per share were $1.43 compared to $1.34 a year ago before the cumulative effect of accounting change. The current year results include the gain from the settlement of the lawsuit previously noted. The remaining increase over the prior year is due to higher sales, lower interest expense and the favorable impact of currency, partially offset by a decrease in gross margin as a percentage of sales.

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

THIRD QUARTER

Sales

Net sales in the quarter increased 4% to $1.7 billion from $1.6 billion last year. The growth was attributed to a 1% decrease from volume and mix, a 1% increase from higher selling prices, a 1% decrease due to higher revenue reductions from trade promotion and consumer coupon redemption programs and a 5% increase due to currency.

An analysis of net sales by reportable segment follows:

	(millions)
	2004	2003	% Change
North America Soup and Away From Home	$578	$600	(4)%
North America Sauces and Beverages	301	295	2
Biscuits and Confectionery	481	434	11
International Soup and Sauces	307	271	13

	$1,667	$1,600	4%

The 4% decrease in sales from North America Soup and Away From Home was due to a 4% decrease from volume and mix, a 3% increase from improved price realization, a 4% decrease attributable to higher revenue reductions from trade promotion and consumer coupon redemption programs, and a 1% increase from currency. In the U.S., ready-to-serve soup sales decreased 13% for the quarter on shipment declines of 9%. This performance follows a strong first half and compares with a strong year-ago quarter. The M’m! M’m! Good! To Go convenience platform, including Campbell’s Select and Chunky soups in microwaveable bowls and Campbell’s Soup at Hand, continues to perform well. Condensed soup sales and shipments declined 6%. Broth sales declined 7%, as 1% shipment growth was more than offset by increased promotional spending. Away From Home reported an increase in sales due to higher sales of refrigerated soup. The Canadian business reported a sales volume decline.

North America Sauces and Beverages reported a 2% increase in sales due to lower revenue reductions from trade promotion and consumer coupon redemption programs. Volume and mix were flat. V8 vegetable juice and Campbell’s tomato juice reported strong sales gains accompanied by improved sales of Pace Mexican sauces and Prego pasta sauces. The increases were partially offset by declines in Franco-American canned pasta and gravies and Swanson canned poultry sales.

Biscuits and Confectionery reported an 11% increase in sales due to a 2% increase from volume and mix, a 1% increase from higher price realization, a 1% decrease due to higher revenue reductions from trade promotion and consumer coupon redemption programs and a 9% increase from currency. The favorable currency impact principally reflects the strengthening of the Australian dollar. Pepperidge Farm sales increased slightly as growth in cookie and fresh bakery sales were partially offset by lower sales of frozen products and competitive pressures in cheese crackers. Arnott’s reported a sales increase from gains in biscuit products and the introduction of new chocolate products. Godiva Chocolatier’s worldwide sales also increased.

International Soup and Sauces reported an increase in sales of 13%. The sales increase was due to a 14% increase from the favorable impact of currency and a 1% increase due to lower revenue reductions from trade promotion and consumer coupon redemption programs, offset by a 2% decline from volume and mix. In Europe, branded sales increased compared to the year-ago quarter, offsetting declines in sales of private label products. Liebig soups in France and Batchelors soup and Oxo stock cubes in the United Kingdom contributed to the increase in sales. Sales of Homepride sauces in the United Kingdom and both branded and non-branded products in Germany declined. In Asia Pacific, sales increased driven by Campbell’s broth and V8 beverages.

Gross Margin

Gross margin, defined as net sales less cost of products sold, decreased $8 million. As a percent of sales, gross margin decreased from 42.5% in 2003 to 40.3% in 2004. The percentage decrease was primarily due to costs associated with quality and packaging improvements (approximately 0.9 percentage points), higher promotional spending (approximately 0.7 percentage points), product mix and currency (approximately 0.7 percentage points), and the impact of inflation and other factors (approximately 2.6 percentage points) partially offset by higher selling prices (approximately 0.8 percentage points) and productivity improvements (approximately 1.9 percentage points).

Marketing and Selling Expenses

Marketing and selling expenses increased 5% in 2004 as a result of the impact of currency translation. As a percent of sales, Marketing and selling expenses were 17% in both 2004 and 2003.

Administrative Expenses

Administrative expenses decreased by $2 million, or 1%, primarily due to lower costs associated with ongoing litigation and a decrease in bad debt expense compared to the prior year.

Operating Earnings

Segment operating earnings decreased 10% from the prior year.

An analysis of operating earnings by reportable segment follows:

	(millions)
	2004	2003	% Change
North America Soup and Away From Home	$113	$147	(23)%
North America Sauces and Beverages	66	59	12
Biscuits and Confectionery	37	38	(3)
International Soup and Sauces	38	37	3

Subtotal	254	281	(10)
Corporate	(11)	(46)

	$243	$235	3%

Earnings from North America Soup and Away From Home decreased 23% primarily due to lower sales and increased promotional spending.

Earnings from North America Sauces and Beverages increased 12% due to improved sales mix and lower administrative expenses.

Earnings from Biscuits and Confectionery decreased 3% due to increased promotional spending in the Australian Snackfoods business, partially offset by the favorable impact of currency (approximately 8 percentage points).

Earnings from International Soup and Sauces increased 3% as the favorable impact of currency (approximately 14 percentage points) was offset by increased advertising spending in Europe.

Corporate expenses decreased to $11 million from $46 million primarily due to the gain from the company’s share of a settlement from a class action lawsuit involving ingredient suppliers, lower expenses related to the carrying value of the company’s investment in affordable housing, lower expenses from currency hedging related to the financing of international activities and lower legal expenses.

Nonoperating Items

Interest expense decreased to $40 million from $45 million in the prior year, primarily due to lower levels of debt.

The effective tax rate for the quarter was 30.0% for 2004 and 32.1% for 2003. The lower tax rate this year was due to a reduction in the fiscal 2003 tax liability following the filing of the fiscal 2003 U.S. tax return and the favorable resolution of certain state income tax audits.

NINE MONTHS

Sales

Net sales for the nine months increased 9% to $5.7 billion from $5.2 billion last year. The change was attributed to a 2% increase from volume and mix, a 2% increase from higher selling prices, and a 5% increase due to currency.

An analysis of net sales by reportable segment follows:

	(millions)
	2004	2003	% Change
North America Soup and Away From Home	$2,277	$2,170	5%
North America Sauces and Beverages	952	920	3
Biscuits and Confectionery	1,522	1,330	14
International Soup and Sauces	925	803	15

	$5,676	$5,223	9%

North America Soup and Away From Home sales increased 5% due to a 1% increase from volume and mix, a 3% increase from higher price realization, a 1% decrease attributable to higher revenue reductions from trade promotion and consumer coupon redemption programs, and a 2% increase from currency. In the U.S., ready-to-serve soup sales increased 10% as shipments increased 7%. Condensed soup sales were down 2% reflecting shipment declines of 5%, partially offset by higher prices. Broth sales increased 8% reflecting shipment growth of 6%. The ready-to-serve increase was driven by the strong performance of the new M’m! M’m! Good! To Go convenience platform including Campbell’s Select and Chunky soups in microwaveable bowls, which were introduced this year, and Campbell’s Soup at Hand. Away From Home reported increased sales as sales of refrigerated soups and the favorable impact of currency were partially offset by declines in entrees. The Canadian business reported a sales increase versus prior year due to currency.

North America Sauces and Beverages reported a 3% increase in sales due to a 2% increase from volume and mix and a 1% increase due to lower revenue reductions from trade promotion and consumer coupon redemption programs. The sales increase was primarily due to the performance of beverages, with V8 vegetable juice reporting strong sales gains. V8 Splash Smoothies, introduced in the second-half of last year, and Campbell’s tomato juice also contributed to the sales growth. Pace Mexican sauce sales increased over the year-ago period on distribution gains. Prego pasta sauces experienced a decline in sales, attributable in part to weakness in the dry pasta category. Franco-American canned pasta and gravies and Swanson canned poultry sales declined.

Biscuits and Confectionery reported a 14% increase in sales due to a 2% increase from the acquisition of Snack Foods Limited in Australia, a 3% increase from volume and mix, a 2% increase from higher price realization and an 8% increase from currency, partially offset by a 1% decrease due to higher revenue reductions from trade promotion and consumer coupon redemption programs. The favorable currency impact was attributable primarily to the strengthening of the Australian dollar. Pepperidge Farm contributed to the sales increase as a result of growth in cookies, crackers and fresh bread partially offset by a decline in frozen products. Arnott’s reported a sales increase primarily due to growth in biscuits. Godiva Chocolatier’s worldwide sales increased due to improving same store sales trends in North America and continued growth in the Asia Pacific region.

International Soup and Sauces reported an increase in sales of 15%. The favorable impact of currency accounted for a 14% increase, volume and mix added 2%, offset by a 1% decrease due to the divestiture of a private label business in the United Kingdom. The increase in volume and mix was driven primarily by sales gains in Belgium, France and Australia.

Gross Margin

Gross margin, defined as net sales less cost of products sold, increased $85 million. As a percent of sales, gross margin decreased from 43.6% in 2003 to 41.6% in 2004. The percentage decrease was primarily due to costs associated with quality and packaging improvements (approximately 1.0 percentage points), adverse product mix and currency (approximately 0.8 percentage points), higher pension expense and the impact of acquisitions (approximately 0.3 percentage points), and the impact of inflation and other factors (approximately 2.6 percentage points) partially offset by higher selling prices (approximately 0.9 percentage points) and productivity improvements (approximately 1.8 percentage points).

Marketing and Selling Expenses

Marketing and selling expenses increased 5% in 2004 primarily as a result of the impact of currency translation. As a percent of sales, Marketing and selling expenses were 16% in 2004 and 17% in 2003.

Administrative Expenses

Administrative expenses increased by $21 million, or 6%, primarily due to the impact of currency translation (approximately 5 percentage points) and expenses related to employee benefit costs.

Operating Earnings

Segment operating earnings increased 1% from the prior year.

An analysis of operating earnings by reportable segment follows:

	(millions)
	2004	2003	% Change
North America Soup and Away From Home	$554	$561	(1)%
North America Sauces and Beverages	216	220	(2)
Biscuits and Confectionery	173	167	4
International Soup and Sauces	112	97	15

Subtotal	1,055	1,045	1
Corporate	(69)	(95)

	$986	$950	4%

Earnings from North America Soup and Away From Home decreased 1% as increased sales were offset by higher costs of packaging and ingredients, costs associated with quality improvements and product mix changes.

Earnings from North America Sauces and Beverages decreased 2% as increased sales were offset by higher costs of packaging and ingredients, costs associated with quality improvements, and higher marketing and selling expenses.

Earnings from Biscuits and Confectionery increased 4% due to the favorable impact of currency (approximately 8 percentage points) partially offset by increased promotional spending in the Australian Snackfoods business.

Earnings from International Soup and Sauces increased 15% primarily due to the impact of currency (approximately 15 percentage points).

Corporate expenses decreased to $69 million from $95 million primarily due to the gain from the company’s share of a class action settlement involving ingredient suppliers, lower expenses related to the carrying value of the company’s investment in affordable housing and lower expenses from currency hedging related to financing of international activities.

Nonoperating Items

Interest expense decreased to $125 million from $136 million in the prior year, primarily due to lower levels of debt.

The effective tax rate for the nine months was 31.7% for 2004 and 32.2% for 2003. The effective tax rate for the 2003 year was 32.2%. The lower tax rate this year was due to a lower tax liability following the filing of the fiscal 2003 U.S. tax return and the favorable resolution of certain state income tax audits.

Liquidity and Capital Resources

The company generated cash from operations of $576 million compared to $706 million last year. This reduction in cash flow reflects a $50 million voluntary contribution to a U.S. pension plan, a higher increase in working capital than a year ago primarily due to a decrease in accrued liabilities, and cash settlements of currency hedging contracts related to the financing of foreign operations. These factors were partially offset by increased earnings.

Capital expenditures were $142 million compared to $158 million a year ago. Capital expenditures are expected to be approximately $290 million in fiscal 2004 compared to $283 million in fiscal 2003, with the increase driven by currency.

Businesses acquired, as presented in the Statements of Cash Flows, reflect the acquisitions of Snack Foods Limited and Erin Foods in Ireland in the first quarter of 2003 and the acquisition of certain brands from George Weston Foods Limited in Australia in the first quarter of 2004.

The company repurchased 700,000 shares in the quarter ended May 2, 2004 at the cost of $19 million. The company repurchased 1,410,000 shares in the nine month period ended May 2, 2004 at a cost of $38 million. The company repurchased 432,000 shares in the quarter ended April 27, 2003 at a cost of $9 million. The company repurchased 552,000 shares in the nine month period ended April 27, 2003 at a cost of $13 million. The company expects to repurchase sufficient shares over time to offset the impact of dilution from shares issued under the company’s stock compensation plans. See “Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities” for more information.

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

At May 2, 2004, the company had approximately $769 million of notes payable due within one year and $36 million of standby letters of credit issued on behalf of the company. The company maintains $1.8 billion of committed revolving credit facilities, which remain unused at May 2, 2004, except for the $36 million of standby letters of credit issued on behalf of the company. In September 2003, the company entered into a $900 million committed 364-day revolving credit facility, which replaced an existing $900 million 364-day facility that matured in September 2003. The 364-day revolving credit facility contains a one-year term-out feature. The company also has a $900 million revolving credit facility that matures in September 2006. The credit facilities support the company’s commercial paper program. The company is in compliance with the covenants contained in its revolving credit facilities and debt securities.

Shareowners’ equity includes a minimum liability, net of tax, of $213 million in 2004 and $208 million in 2003, principally related to a U.S. pension plan. Following stock market declines in July 2002, and continuing through 2003, the fair value of assets included in certain pension funds fell below the accumulated benefit obligation. As required under accounting principles generally accepted in the United States, the company recognized the additional minimum liability and reclassified an existing pension asset to equity. Pension expense is expected to increase in 2004 compared to 2003 primarily due to a lower discount rate and a reduction in the estimated return on plan assets. As previously noted, the company made a $50 million voluntary contribution to a U.S. pension plan in 2004. Additional contributions to the U.S. pension plans are not expected this fiscal year.

The company guarantees approximately 1,200 bank loans to Pepperidge Farm independent sales distributors by third party financial institutions used to purchase distribution routes. The maximum potential amount of the future payments the company could be required to make under the guarantees is approximately $88 million. The company’s guarantees are indirectly secured by the distribution routes. The company does not believe that it is probable that it will be required to make guarantee payments as a result of defaults on the bank loans guaranteed. See also Note (n) to the Consolidated Financial Statements for information on guarantees.

The company believes that foreseeable liquidity, including the resolution of the contingencies described in Note (m) to the Consolidated Financial Statements, and capital resource requirements are expected to be met through anticipated cash flows from operations, management of working capital, long-term borrowings under its shelf registration, and short-term borrowings, including commercial paper. The company believes that its sources of financing are adequate to meet its future liquidity and capital resource requirements. The cost and terms of any future financing arrangements depend on the market conditions and the company’s financial position at that time.

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

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” This Interpretation addresses consolidation by business enterprises of certain variable interest entities (VIEs). The Interpretation as amended is effective immediately for all enterprises with interests in VIEs created after January 31, 2003. In December 2003, the FASB issued a revised version of FIN 46 (FIN 46R), which clarified the provisions of FIN 46 by addressing implementation issues. FIN 46R must be applied to all entities subject to the Interpretation as of the first interim quarter ending after March 15, 2004. The company has investments of approximately $150 million as of May 2, 2004 consisting of limited partnership interests in affordable housing partnership funds. The company’s ownership ranges from approximately 12% to 19%. The company evaluated the nature of these investments, which were in existence before January 31, 2003, against the provisions of the guidance and determined that such investments do not need to be consolidated in the financial statements. The company will continue to monitor modifications to the Interpretation.

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

In December 2003, the FASB issued a revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which requires additional disclosures for benefit plans. The standard requires quarterly disclosure of the various components of pension expense and expanded annual disclosures, such as describing the types of plan assets, investment strategy, and measurement dates. The required interim disclosures are included in Note (l) to the Consolidated Financial Statements. Annual disclosures will be provided in the 2004 Form 10-K.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The company sponsors medical programs for certain of its U.S. retirees and expects that this legislation will reduce the costs for some of these programs. The company is continuing to evaluate the impact of the legislation since guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions is still pending. In April 2004, the FASB issued Staff Position (FSP) No. FAS 106 - 2 to address the accounting and disclosure requirements related to the Act. The FSP is effective for interim or annual periods beginning after June 15, 2004. The expected effects of the Act will be factored into the company’s fiscal 2004 year-end measurement of postretirement medical obligations and related expense calculation for fiscal 2005.

Recent Developments

On May 24, 2004, the company announced results for the third quarter 2004 and commented on the outlook for earnings per share for the full year. In that announcement, the company provided a full fiscal 2004 earnings estimate of approximately $1.60 per share, which includes $.02 per share related to the aforementioned litigation settlement. This compares to the 2003 reported amount of $1.52 before the cumulative effect of the accounting change. For the fourth quarter of 2004, the company expects diluted earnings per share to be approximately $.17.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the company’s exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the 2003 Annual Report on Form 10-K. There have been no significant changes in the company’s portfolio of financial instruments or market risk exposures from the fiscal 2003 year-end except as follows:

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

In February 2004, the company entered into a pay fixed GBP/receive fixed USD swap with a notional value of $40 million to replace a foreign exchange forward contract that matured.

In April 2004, the company entered into a $50 million interest rate swap that converted a portion of the 6.9% fixed rate notes due October 2006 to variable.

On May 11, 2004 the company entered into a $50 million interest rate swap that converted a portion of the 6.9% fixed rate notes due October 2006 to variable.

In addition, see the Liquidity and Capital Resources discussion in Part I, Item 2 for information on the interest rate swap activity in fiscal 2004.

ITEM 4. CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures

The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of May 2, 2004 (the “Evaluation Date”). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective, and are reasonably designed to ensure that all material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

b.	Changes in Internal Controls

During the quarter ended May 2, 2004, there were no changes in the company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

As also previously reported, the company received an Examination Report from the Internal Revenue Service on December 23, 2002, which included a challenge to the treatment of gains and interest deductions claimed in the company’s fiscal 1995 federal income tax return, relating to transactions involving government securities. If the proposed adjustment were upheld, it would require the company to pay a net amount of approximately $100 million in taxes, accumulated interest to December 23, 2002, and penalties. Interest will continue to accrue until the matter is resolved. The company believes these transactions were properly reported on its federal income tax return in accordance with applicable tax laws and regulations in effect during the period involved and is challenging these adjustments vigorously. While the outcome of proceedings of this type cannot be predicted with certainty, the company believes that the ultimate outcome of this matter will not have a material impact on the consolidated financial condition or results of operation of the company.

As also previously reported, the company began discussions in April 2003 with the New Jersey Department of Environmental Protection (“NJDEP”) regarding certain air emissions from the company’s South Plainfield, New Jersey flavoring and spice mix plant. On April 22, 2004, the company entered into an Administrative Consent Order (“ACO”) with the NJDEP to settle these alleged violations. Under the ACO, the company agreed to (i) modify existing process equipment and to install additional air emission control equipment by July 31, 2004, all at a cost of approximately $1.5 million,

(ii) pay a $300 thousand penalty, (iii) pay $100 thousand for a supplemental environmental project, and (iv) pay approximately $185 thousand in outstanding air emission fees. These amounts are in addition to the approximately $285 thousand in evaluation costs incurred by the company. The ACO does not constitute an admission of liability by the company.

As also previously reported, in July 2003, the company began discussions with the Wisconsin Department of Natural Resources (“WDNR”) regarding certain air emissions from the company’s Milwaukee, Wisconsin flavoring and spice mix plant. These emissions may exceed limits established pursuant to the Wisconsin Clean Air Act Program. The discussions are likely to result in the company installing air emission control equipment on an agreed upon schedule. The WDNR may require additional expenditures, which cannot be determined at this time. As of May 2, 2004, the company incurred costs of approximately $222 thousand related to the evaluation of this issue, and the company expects to spend up to $700 thousand (exclusive of any other amounts) on the installation of required air emissions control equipment. The company does not expect that the cost of installing the emission control equipment or any other expenditures required by the WDNR will have a material impact on the consolidated financial condition or results of operation of the company.

As also previously reported, on July 15, 2003, Pepperidge Farm, Incorporated, an indirect wholly-owned subsidiary of the company, made a submission to the United States Environmental Protection Agency (“EPA”) relating to its use and replacement of certain appliances containing ozone-depleting refrigerants. The submission was made pursuant to the terms of the Ozone-Depleting Substance Emission Reduction Bakery Partnership Agreement (the “EPA Agreement”) entered into by and between Pepperidge Farm and the EPA. Pepperidge Farm executed the EPA Agreement in April 2002 as part of a voluntary EPA-sponsored program relating to the reduction of ozone-depleting refrigerants used in the bakery industry. As a result of the EPA Agreement, as of May 2, 2004, Pepperidge Farm has incurred costs of approximately $4 million relating to the evaluation and replacement of certain of its refrigerant appliances. If the submission is approved by the EPA, in addition to the expenditures previously made, Pepperidge Farm will be required to (i) pay a penalty in the amount of approximately $370 thousand, and (ii) replace certain additional refrigerant appliances, which Pepperidge Farm expects to cost approximately $750 thousand. In December 2003, in anticipation of the EPA’s approval of the submission, Pepperidge Farm began replacing the additional refrigerant appliances. The company does not expect that the cost of complying with the EPA Agreement will have a material impact on the consolidated financial condition or results of operation of the company.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

					Total Number of	Maximum Number
					Shares Purchased	of Shares that May
	Total Number		Average		as Part of Publicly	Yet Be Purchased
	of Shares		Price Paid		Announced Plans	Under the Plans
Period	Purchased(1)		Per Share(2)		or Programs	or Programs
2/2/04 - 2/29/04	160,100	(3)	$27.30	(3)	0	0
3/1/04 - 3/31/04	235,335	(4)	$27.40	(4)	0	0
4/1/04 - 5/2/04	450,453	(5)	$27.21	(5)	0	0

(1)	The company repurchases shares of capital stock to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans. The company also repurchases shares of capital stock that are owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted shares. All share repurchases were made in open-market transactions, except for the shares owned and tendered by employees to satisfy tax withholding obligations (which were purchased at the closing price of the company’s shares on the date of tender). None of these transactions were made pursuant to a publicly announced repurchase plan or program.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)	Includes 100 shares owned and tendered by employees at an average price per share of $27.07 to satisfy tax withholding requirements on the vesting of restricted shares.

(4)	Includes 10,335 shares owned and tendered by employees at an average price per share of $26.43 to satisfy tax withholding requirements on the vesting of restricted shares.

(5)	Includes 135,453 shares owned and tendered by employees at an average price per share of $27.27 to satisfy tax withholding requirements on the vesting of restricted shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

10(a) Letter Agreement between the company and Mark A. Sarvary, effective as of February 9, 2004, regarding severance arrangements.

31(i) Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(ii) Certification of Robert A. Schiffner pursuant to Rule 13a-14(a).

32(i) Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(ii) Certification of Robert A. Schiffner pursuant to 18 U.S.C. Section 1350.

b.	Reports on Form 8-K

On February 12, 2004, the company furnished a report on Form 8-K providing a copy of the press release dated that day updating the company’s earnings per share estimate for the fiscal 2004 second quarter and maintaining its earnings guidance for the full fiscal year 2004.

On February 12, 2004, the company furnished a report on Form 8-K providing a copy of the press release dated that day announcing a new organizational structure for the company’s North American businesses.

On February 23, 2004, the company furnished a report on Form 8-K providing a copy of the press release dated that day announcing financial results for the quarter ended February 1, 2004.

On March 26, 2004, the company furnished a report on Form 8-K providing a copy of the press release dated that day announcing the appointment of two of its senior financial executives to new positions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL SOUP COMPANY

Date: June 15, 2004	By:	/s/ Robert A. Schiffner

Robert A. Schiffner
Senior Vice President and
Chief Financial Officer

	By:	/s/ Ellen Oran Kaden

Ellen Oran Kaden
Senior Vice President –
Law and Government Affairs

INDEX TO EXHIBITS

Exhibits

10(a)	Letter Agreement between the company and Mark A. Sarvary, effective as of February 9, 2004, regarding severance arrangements.

31(i)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(ii)	Certification of Robert A. Schiffner pursuant to Rule 13a-14(a).

32(i)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(ii)	Certification of Robert A. Schiffner pursuant to 18 U.S.C. Section 1350.