Form 10-K
period 2004-08-01
CAMPBELL SOUP CO
filed 2004-10-12
CIK 16732

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File Number
August 1, 2004	1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.

1 Campbell Place
Camden, New Jersey 08103-1799
Principal Executive Offices

Telephone Number: (856) 342-4800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Capital Stock, par value $.0375	New York Stock Exchange
Philadelphia Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 13a-2 of the Securities Exchange Act of 1934). Yes ☑ No ☐

As of September 21, 2004, the aggregate market value of capital stock held by nonaffiliates of the Registrant was $6,312,173,575. There were 410,241,976 shares of capital stock outstanding as of September 21, 2004.

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on November 18, 2004, are incorporated by reference into Part III.

Campbell Soup Company
Form 10-K
For Fiscal Year Ended August 1, 2004

Part I

Item 1. Business

The Company Campbell Soup Company (“Campbell” or the “company”), together with its consolidated subsidiaries, is a global manufacturer and marketer of high quality, branded, convenience food products. Campbell was incorporated as a business corporation under the laws of New Jersey on November 23, 1922; however, through predecessor organizations, it traces its heritage in the food business back to 1869. The company’s principal executive offices are in Camden, New Jersey 08103-1799.

On June 24, 2004, the company announced a series of initiatives designed to improve the company’s sales growth and the quality and growth of its earnings. These include the following:

•	The elimination of approximately 400 positions worldwide, which resulted in a pre-tax charge of $23 million, or three cents per share, in the fourth quarter of fiscal 2004;

•
The implementation of a new sales and distribution system for the company’s business in Australia, converting from a direct store delivery system to a central warehouse system. As a result of this new system, over 200 positions are expected to be eliminated, with most of the terminations occurring in fiscal 2005. The company recorded a pre-tax charge of $9 million, or two cents per share, in the fourth quarter of fiscal 2004 related to this new system;

•	The implementation of a new SAP enterprise-resource planning system in North America. The project is planned for the next three years and is expected to cost approximately $125 million; and

•	An expanded focus on convenience and availability as the primary sources of incremental future revenue growth, along with an increased emphasis on “wellness” initiatives.

See also “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the Consolidated Financial Statements (and the Notes thereto).

Through fiscal 2004, the company’s operations were organized and reported in four segments: North America Soup and Away From Home, North America Sauces and Beverages, Biscuits and Confectionery, and International Soup and Sauces. The segments are discussed in greater detail below.

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

North America Sauces and Beverages The North America Sauces and Beverages segment includes U.S. retail sales for Prego pasta sauces, Pace Mexican sauces, Franco-American canned pastas and gravies, V8 vegetable juices, V8 Splash juice beverages, and Campbell’s tomato juice, as well as the total of all businesses in Mexico and other Latin American and Caribbean countries. The company operates this segment and the North America Soup and Away From Home operations under an integrated supply chain organization, in which these operations share substantially all manufacturing, warehouse, distribution and sales activities.

Biscuits and Confectionery The Biscuits and Confectionery segment includes all retail sales of Pepperidge Farm cookies, crackers, breads and frozen products in the United States, Arnott’s biscuits and crackers in Australia and Asia Pacific, Arnott’s Snackfoods salty snacks in Australia, and Godiva chocolates worldwide.

International Soup and Sauces The International Soup and Sauces segment comprises operations outside of North America, including Erasco and Heisse Tasse soups in Germany, Liebig and Royco soups and Lesieur sauces in France, Campbell’s and Batchelors soups, OXO stock cubes and Homepride sauces in the United Kingdom, Devos Lemmens mayonnaise and cold sauces and Campbell’s and Royco soups in Belgium, Blå Band soups and sauces in Sweden, and McDonnells and Erin soups in Ireland. In Asia Pacific, operations include Campbell’s soup and stock and Swanson broths across the region.

Ingredients The ingredients required for the manufacture of the company’s food products are purchased from various suppliers. While all such ingredients are available from numerous independent suppliers, raw materials are subject to fluctuations in price attributable to a number of factors, including changes in crop size, cattle cycles, government-sponsored agricultural programs, import and export requirements and weather conditions during the growing and harvesting seasons. Ingredient inventories are at a peak during the late fall and decline during the winter and spring. Since many ingredients of suitable quality are available in sufficient quantities only at certain seasons, the company makes commitments for the purchase of such ingredients during their respective seasons. At this time, the company does not anticipate any material restrictions on availability or shortages of ingredients that would have a significant impact on the company’s businesses. For information relating to the impact of inflation on the company, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Customers In the United States, Canada, Europe and the Asia Pacific region, sales solicitation activities are conducted by the company’s own sales force and through broker and distributor arrangements. In the United States and Canada, the company’s products are generally resold to consumers in retail food chains, mass discounters, mass merchandisers, club stores, convenience stores, drug stores and other retail establishments. In Europe, the company’s products are generally resold to consumers in retail food chains, mass discounters and other retail establishments. In the Asia Pacific region, the company’s products are generally resold to consumers through retail food chains, convenience stores, vending machines and other retail establishments. Godiva’s products are sold generally through a network of company-owned retail boutiques in North America, Europe, and Asia, franchised third-party retail boutique operators in Europe, third-party distributors in Europe and Asia, and major retailers, including finer department stores and duty-free shops, worldwide. Godiva’s products are also sold through catalogs and on the Internet, although these sales are primarily limited to North America. The company makes shipments promptly after receipt and acceptance of orders.

The company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 13% of the company’s consolidated net sales during fiscal 2004 and 12% during fiscal 2003. All of the company’s segments sold products to Wal-Mart Stores, Inc. or its affiliates.

Trademarks and Technology The company owns over 6,900 trademark registrations and applications in over 160 countries and believes that its trademarks are of material importance to its business. Although the laws vary by jurisdiction, trademarks generally are valid as long as they are in use and/or their registrations are properly maintained and have not been found to have become generic. Trademark registrations generally can be renewed indefinitely as long as the trademarks are in use. The company believes that its principal brands, including Campbell’s, Erasco, Liebig, Pepperidge Farm, V8, Pace, Prego, Swanson, Batchelors, Arnott’s, and Godiva, are protected by trademark law in the company’s relevant major markets. In addition, some of the company’s products are sold under brands that have been licensed from third parties.

Although the company owns a number of valuable patents, it does not regard any segment of its business as being dependent upon any single patent or group of related patents. In addition, the company owns copyrights, both registered and unregistered, and proprietary trade secrets, technology, know-how processes, and other intellectual property rights that are not registered.

Competition The company experiences worldwide competition in all of its principal products. This competition arises from numerous competitors of varying sizes, including producers of generic and private label products, as well as from manufacturers of other branded food products, which compete for trade merchandising support and consumer dollars. As such, the number of competitors cannot be reliably estimated. The principal areas of competition are brand recognition, quality, price, advertising, promotion and service.

Working Capital For information relating to the company’s cash and other working capital items, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Research and Development During the last three fiscal years, the company’s expenditures on research activities relating to new products and the improvement and maintenance of existing products were $93 million in 2004, $88 million in 2003 and $79 million in 2002. The increase in research and development spending in 2004 is primarily due to currency fluctuations. The increase from 2002 to 2003 was consistent with previously announced investment initiatives designed to drive top line growth and improve the company’s cost position. The company conducts this research primarily at its headquarters in Camden, New Jersey, although important research is also undertaken in various other locations inside and outside the United States.

Environmental Matters The company has programs for the operation and design of its facilities that meet or exceed applicable environmental rules and regulations. The company’s capital expenditures during fiscal 2004 were $288 million, of which approximately $5 million was for compliance with environmental laws and regulations in the United States. The company further estimates that approximately $6 million of the capital expenditures anticipated during fiscal 2005 will be for compliance with such environmental laws and regulations. The company believes that continued compliance with existing environmental laws and regulations will not have a material effect on capital expenditures, earnings or the competitive position of the company. Additional information regarding the company’s environmental matters is set forth in “Legal Proceedings.”

Employees At August 1, 2004, there were approximately 24,000 full-time employees of the company.

Financial Information For information with respect to revenue, operating profitability and identifiable assets attributable to the company’s business segments and geographic areas, see Note 4 to the Consolidated Financial Statements.

Company Website The company’s primary corporate website can be found at www.campbellsoupcompany.com. The company makes available free of charge at this website (under the “Investor Center – Financial Reports – SEC Financial Reports” caption) all of its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including its annual report on Form 10-K, its quarterly reports on Form 10-Q and its Current Reports on Form 8-K. These reports are made available on the website as soon as reasonably practicable after their filing with, or furnishing to, the Securities and Exchange Commission.

Item 2. Properties

The company’s principal executive offices and main research facilities are company-owned and located in Camden, New Jersey. The following table sets forth the company’s principal manufacturing facilities and the business segment that primarily uses each of the facilities:

Inside the U.S.		Outside the U.S.

California	Ohio	Australia	Germany
• Dixon (NASA/NASB)	• Napoleon (NASA/NASB)	• Huntingwood (BC)	• Luebeck (ISS)
• Sacramento (NASA/NASB)	• Wauseon (NASA)	• Marleston (BC)	• Gerwisch (ISS)
• Stockton (NASA/NASB)	• Willard (BC)	• Shepparton (ISS)
		• Virginia (BC)	Indonesia
Connecticut	Pennsylvania	• Miranda (BC)	• Jawa Barat (BC)
• Bloomfield (BC)	• Denver (BC)	• Smithfield (BC)
	• Downingtown (BC)	• Scoresby (BC)	Ireland
Florida	• Reading (BC)		• Thurles (ISS)
• Lakeland (BC)		Belgium
	South Carolina	• Puurs (ISS)	Malaysia
Illinois	• Aiken (BC)	• Brussels (BC)	• Selangor Darul Ehsan (ISS)
• Downers Grove (BC)
	Texas	Canada	Mexico
Michigan	• Paris (NASA/NASB)	• Listowel (NASA)	• Villagran (NASA)
• Marshall (NASA)		• Toronto (NASA)	• Guasave (NASA)
Utah
New Jersey	• Richmond (BC)	United Kingdom	Netherlands
• South Plainfield		• Ashford (ISS)	• Utrecht (ISS)
(NASA/NASB)	Washington	• King’s Lynn (ISS)
	• Woodinville (NASA)	• Worksop (ISS)	Papua New Guinea
North Carolina			• Port Moresby (BC)
• Maxton (NASA)	Wisconsin	France	• Malahang Lae (BC)
	• Milwaukee (NASA/NASB)	• LePontet (ISS)
		• Dunkirk (ISS)	Sweden
• Kristianstadt (ISS)

NASA – North America Soup and Away From Home NASB – North America Sauces and Beverages BC – Biscuits and Confectionery ISS – International Soup and Sauces

Each of the foregoing manufacturing facilities is company-owned, except that the Woodinville, Washington facility, the Scoresby, Australia facility and portions of the Ashford, United Kingdom facility are subject to leases. The Utrecht, Netherlands facility is subject to a ground lease. The company also operates retail confectionery shops in the United States, Canada, Europe and Asia; retail bakery thrift stores in the United States; and

other plants, facilities and offices at various locations in the United States and abroad, including additional executive offices in Norwalk, Connecticut; Paris, France; and Homebush, Australia.

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

As previously reported, the company received an Examination Report from the Internal Revenue Service on December 23, 2002, which included a challenge to the treatment of gains and interest deductions claimed in the company’s fiscal 1995 federal income tax return, relating to transactions involving government securities. If the proposed adjustment were upheld, it would require the company to pay a net amount of approximately $100 million in taxes, accumulated interest to December 23, 2002, and penalties. Interest will continue to accrue until the matter is resolved. The company believes these transactions were properly reported on its federal income tax return in accordance with applicable tax laws and regulations in effect during the period involved and is challenging these adjustments vigorously. While the outcome of proceedings of this type cannot be predicted with certainty, the company believes that the ultimate outcome of this matter will not have a material impact on the consolidated financial condition or results of operation of the company.

As previously reported, in July 2003, the company began discussions with the Wisconsin Department of Natural Resources (“WDNR”) regarding certain air emissions from the company’s Milwaukee, Wisconsin flavoring and spice mix plant. These emissions may have exceeded limits established pursuant to the

Wisconsin Clean Air Act Program. As a result of these discussions, the company has (i) installed air emission control equipment at a cost of approximately $700 thousand, and (ii) submitted a payment of approximately $50 thousand to the WDNR for additional emission fees. As of August 1, 2004, in addition to the amounts described above, the company incurred costs of approximately $275 thousand related to the evaluation of this issue. While the WDNR may require additional expenditures, the company believes that the WDNR is unlikely to do so and that, in the event that the WDNR does impose such additional expenditures, they would not have a material impact on the consolidated financial condition or results of operation of the company.

As previously reported, on April 22, 2004, the company entered into an Administrative Consent Order (“ACO”) with the New Jersey Department of Environmental Protection (“NJDEP”) to settle alleged violations of the New Jersey Air Pollution Control Act related to certain air emissions from the company’s South Plainfield, New Jersey flavoring and spice mix plant. Under the ACO, the company agreed to (i) modify existing process equipment and to install additional air emission control equipment at a cost of approximately $1.5 million, (ii) pay a $300 thousand penalty, (iii) pay $100 thousand for a supplemental environmental project, and (iv) pay approximately $185 thousand in outstanding air emission fees. The company has complied with its obligations under the ACO, and the company expects the ACO to be officially terminated following an inspection by the NJDEP. The ACO does not constitute an admission of liability by the company.

As previously reported, on July 15, 2003, Pepperidge Farm, Incorporated, an indirect wholly-owned subsidiary of the company, made a submission to the United States Environmental Protection Agency (“EPA”) relating to its use and replacement of certain appliances containing ozone-depleting refrigerants. The submission was made pursuant to the terms of the Ozone-Depleting Substance Emission Reduction Bakery Partnership Agreement (the “EPA Agreement”) entered into by and between Pepperidge Farm and the EPA. Pepperidge Farm executed the EPA Agreement in April 2002 as part of a voluntary EPA-sponsored program relating to the reduction of ozone-depleting refrigerants used in the bakery industry. As a result of the EPA Agreement, as of August 1, 2004, Pepperidge Farm has incurred costs of approximately $4.75 million relating to the evaluation and replacement of certain of its refrigerant appliances. Of this amount, $4 million was incurred in fiscal 2003; the remainder was incurred in fiscal 2004. If the submission is approved by the EPA, in addition to the expenditures previously made, Pepperidge Farm will be required to pay a penalty in the amount of approximately $370 thousand. The company does not expect that the cost of complying with the EPA Agreement will have a material impact on the consolidated financial condition or results of operation of the company.

Item 4. Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Company

The following list of executive officers as of October 1, 2004, is included as an item in Part III of this Form 10-K:

			Year First Appointed
Name	Present Title	Age	Executive Officer

Douglas R. Conant	President and Chief Executive Officer	53	2001
Anthony P. DiSilvestro	Vice President — Controller	45	2004
John A. Doumani	Vice President	47	2002
M. Carl Johnson, III	Senior Vice President	56	2001
Ellen Oran Kaden	Senior Vice President — Law and Government Affairs	53	1998
Larry S. McWilliams	Senior Vice President	48	2001
Denise M. Morrison	Senior Vice President	50	2003
Nancy A. Reardon	Senior Vice President	52	2004
Mark A. Sarvary	Executive Vice President	45	2002
Robert A. Schiffner	Senior Vice President and Chief Financial Officer	54	2001
David R. White	Senior Vice President	49	2004
Doreen A. Wright	Senior Vice President and Chief Information Officer	47	2001

Douglas R. Conant served as President of Nabisco Foods Company (1995–2001) prior to joining Campbell in 2001.

John A. Doumani served as a Managing Director of Goodman Fielder Limited (1997–1999) prior to joining Campbell in 1999.

M. Carl Johnson, III served as Executive Vice President and President, New Meals Division, Kraft Foods, N.A. (1997–2001) and Member of Kraft Foods Operating Committee (1995–2001) prior to joining Campbell in 2001.

Larry S. McWilliams served as Senior Vice President and General Manager, U.S. Business (1998–2001) of the Minute Maid Company prior to joining Campbell in 2001.

Denise M. Morrison served as Executive Vice President and General Manager, Kraft Snacks division (2001–2003) of Kraft Foods, Inc., Executive Vice President and General Manager, Kraft Confection division (2001) of Kraft Foods, Inc., Senior Vice President, Nabisco DTS (2000) of Nabisco, Inc. and Senior Vice President, Nabisco Food and Sales Integrated Logistics (1998–2000) of Nabisco, Inc. prior to joining Campbell in 2003.

Nancy A. Reardon served as Executive Vice President of Human Resources, Comcast Cable Communications (2002–2004) and Executive Vice President — Human Resources/Corporate Affairs (1997–2002) of Borden Capital Management Partners prior to joining Campbell in 2004.

Mark A. Sarvary served as Chief Executive Officer, J. Crew Group (1999–2002) and President/General Manager, Frozen Foods (1997–1999) of Nestlé USA prior to joining Campbell in 2002.

Robert A. Schiffner served as Senior Vice President and Treasurer (1998–2001) of Nabisco Holdings Corporation prior to joining Campbell in 2001.

David R. White served as Vice President, Product Supply — Global Family Care Business (1999–2004) of The Procter & Gamble Company prior to joining Campbell in 2004.

Doreen A. Wright served as Executive Vice President and Chief Information Officer of Nabisco, Inc. (1999–2001) and Senior Vice President — Operations and Systems, of Prudential Investments (1995–1998) prior to joining Campbell in 2001.

The company has employed Ellen Oran Kaden and Anthony P. DiSilvestro in an executive or managerial capacity for at least five years.

There is no family relationship among any of the company’s executive officers or between any such officer and any director of Campbell. All of the executive officers were elected at the July 2004 meeting of the Board of Directors.

Part II

Item 5. Market for Registrant’s Capital Stock, Related Shareowner Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Capital Stock

The company’s capital stock is listed and principally traded on the New York Stock Exchange. The company’s capital stock is also listed on the Philadelphia Stock Exchange and the SWX Swiss Exchange. On September 21, 2004, there were 32,399 holders of record of the company’s capital stock. The market price and dividend information with respect to the company’s capital stock are set forth in Note 22 to the Consolidated Financial Statements. In September 2004, the company increased the quarterly dividend to be paid in the first quarter of fiscal 2005 to $0.17 per share. Future dividends will be dependent upon future earnings, financial requirements and other factors.

Issuer Purchases of Equity Securities

			Total Number	Maximum Number
			of Shares	of Shares that
	Total		Purchased as	May Yet Be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased[1]	Per Share[2]	or Programs	or Programs

5/2/04–5/31/04 6/1/04–6/30/04 7/1/04–8/1/04	257,472[3] 270,165[4] 151,071[5]	$26.78[3] $25.98[4] $26.56[5]	0 0 0	0 0 0

1
The company repurchases shares of capital stock to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans. The company also repurchases shares of capital stock that are owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted shares. All share repurchases were made in open-market transactions, except for the shares owned and tendered by employees to satisfy tax withholding obligations (which, unless otherwise indicated, were purchased at the closing price of the company’s shares on the date of tender). None of these transactions were made pursuant to a publicly announced repurchase plan or program.

2	Average price paid per share is calculated on a settlement basis and excludes commission.

3	Includes 2,472 shares owned and tendered by employees at an average price per share of $27.57 to satisfy tax withholding requirements on the vesting of restricted shares.

4	Includes 165 shares owned and tendered by employees at an average price per share of $27.63 to satisfy tax withholding requirements on the vesting of restricted shares.

5	Includes 1,071 shares owned and tendered by employees at an average price per share of $26.32 to satisfy tax withholding requirements on the vesting of restricted shares.

Item 6. Selected Financial Data

Five-Year Review — Consolidated
(millions, except per share amounts)

Fiscal Year	2004[1]	2003[2]	2002[3]	2001[4]	2000

Summary of Operations
Net sales	$7,109	$6,678	$6,133	$5,771	$5,626
Earnings before interest and taxes	1,115	1,105	984	1,194	1,265
Earnings before taxes	947	924	798	987	1,077
Earnings before cumulative effect of accounting change	647	626	525	649	714
Cumulative effect of accounting change	—	(31)	—	—	—
Net earnings	647	595	525	649	714

Financial Position
Plant assets — net	$1,901	$1,843	$1,684	$1,637	$1,644
Total assets	6,675	6,205	5,721	5,927	5,196
Total debt	3,353	3,528	3,645	4,049	3,091
Shareowners’ equity (deficit)	874	387	(114)	(247)	137

Per Share Data
Earnings before cumulative effect of accounting change — basic	$1.58	$1.52	$1.28	$1.57	$1.68
Earnings before cumulative effect of accounting change — assuming dilution	1.57	1.52	1.28	1.55	1.65
Net earnings — basic	1.58	1.45	1.28	1.57	1.68
Net earnings — assuming dilution	1.57	1.45	1.28	1.55	1.65
Dividends declared	0.63	0.63	0.63	0.90	0.90

Other Statistics
Capital expenditures	$288	$283	$269	$200	$200
Number of shareowners (in thousands)	45	46	47	48	51
Weighted average shares outstanding	409	411	410	414	425
Weighted average shares outstanding — assuming dilution	412	411	411	418	432

In 2003, the company adopted SFAS No. 142 resulting in the elimination of amortization of goodwill and other indefinite-lived intangible assets. Prior periods have not been restated. See Note 3 to the Consolidated Financial Statements for additional information.

The 2003 fiscal year consisted of fifty-three weeks compared to fifty-two weeks in all other periods. The additional week contributed 2 percentage points of the sales increase compared to 2002, and approximately $.02 per share to net earnings.

In 2002, financial results were restated to conform to the requirements of new accounting standards. Certain consumer and trade promotional expenses have been reclassified from Marketing and selling expenses and Cost of products sold to Net sales for years 2000 to 2001.

1
2004 results include pre-tax restructuring charges of $32 ($22 after tax or $.05 per share basic and assuming dilution) related to a reduction in workforce and the implementation of a distribution and logistics realignment in Australia.

2	2003 results include pre-tax costs of $1 ($1 after tax) related to an Australian manufacturing reconfiguration. These costs were recorded in Cost of products sold.

3
2002 results include pre-tax costs of $20 ($14 after tax or $.03 per share basic and assuming dilution) related to an Australian manufacturing reconfiguration. Of this amount, pre-tax costs of approximately $19 were recorded in Cost of products sold.

4
2001 results include pre-tax costs of $15 ($11 after tax or $.03 per share basic and assuming dilution) related to an Australian manufacturing reconfiguration. Of this amount, pre-tax costs of approximately $5 were recorded in Cost of products sold.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Overview

2004 Net earnings were $647 million ($1.57 per share) in 2004 compared to $626 million before the cumulative effect of accounting change ($1.52 per share) in 2003. (All earnings per share amounts included in Management’s Discussion and Analysis are presented on a diluted basis.) The 2004 results were impacted by the following:

•
A pre-tax restructuring charge of $32 million ($22 million after tax or $.05 per share) related to a reduction in workforce and the implementation of a distribution and logistics realignment in Australia. (See also the section entitled Restructuring Program and Note 5 to the Consolidated Financial Statements);

•	A pre-tax gain of $16 million ($10 million after tax or $.02 per share) from a settlement of a class action lawsuit involving ingredient suppliers; and

•	A pre-tax gain of $10 million ($6 million after tax or $.02 per share) from a sale of a manufacturing site in California.

The gains were recorded in Other expenses/(income).

Comparisons between 2004 and 2003 of earnings before the cumulative effect of accounting change were also impacted by an increase in sales, favorable currency translation, lower interest expense and a lower tax rate, partially offset by a decline in gross margin as a percentage of sales and higher administrative expenses. In addition, there were 52 weeks in 2004 and 53 weeks in 2003. The additional week contributed approximately $.02 per share to earnings.

In the first quarter 2004, the company acquired certain Australian chocolate biscuit brands for approximately $9 million. These brands are included in the Biscuits and Confectionery segment.

2003 In 2003, earnings before the cumulative effect of accounting change increased 19% to $626 million from $525 million and earnings per share increased 19% to $1.52 from $1.28 in 2002. Comparisons to 2002 were impacted by the adoption of Statement of Financial Accounting Standards (SFAS) No.142 “Goodwill and Other Intangible Assets,” as of the beginning of 2003. In accordance with the provisions of this standard, the company discontinued amortization of goodwill and indefinite-lived intangible assets on a prospective basis from the date of adoption. Had such amortization been eliminated as of the beginning of 2002, net earnings for 2002 would have been $579 million, or $1.41 per share. The 2002 results included a restructuring charge and related costs of approximately $20 million pre-tax ($.03 per share) associated with the Australian manufacturing reconfiguration. Pre-tax charges of $19 million were classified as Cost of products sold and $1 million were classified as a Restructuring charge. The increase in earnings before the cumulative effect of accounting change in 2003 was primarily related to higher sales during the year, lower interest expense, and a lower effective tax rate compared to 2002, partially offset by higher administrative expenses and higher pension expense. The additional week contributed approximately $.02 per share to earnings in 2003.

In connection with the adoption of SFAS No.142, the company recognized a non-cash charge of $31 million (net of a $17 million tax benefit), or $.08 per share, in the first quarter of 2003 as a cumulative effect of accounting change. This charge related to impaired goodwill associated with the Stockpot business, a food service business acquired in August 1998. See also Note 3 to the Consolidated Financial Statements.

Although SFAS No.142 precludes restatement of prior period results, the 2002 segment operating earnings have been adjusted to reflect the pro forma impact of amortization eliminated under the standard.

During the first quarter ended October 27, 2002, the company acquired two businesses for cash consideration of approximately $170 million and assumed debt of approximately $20 million. The company acquired Snack Foods Limited, a leader in the Australian salty snack category, and Erin Foods, the number two dry soup manufacturer in Ireland. Snack Foods Limited is included in the Biscuits and Confectionery segment. Erin Foods is included in the International Soup and Sauces segment. The businesses have annual sales of approximately $160 million.

Sales Sales increased 6% in 2004 to $7.1 billion from $6.7 billion. The current fiscal year included 52 weeks compared to 53 weeks in 2003. The increase in sales was due to a 2% increase in volume and mix, a 2% increase due to higher selling prices, a 4% increase due to currency, offset by a 2% decrease due to one less week in the fiscal year.

Sales increased 9% in 2003 to $6.7 billion from $6.1 billion. The increase in sales was due to a 1% increase in volume and mix, a 2% increase from the additional week in 2003, a 1% increase due to higher selling prices, a 3% increase from currency, and a 2% increase from the acquisitions of Erin Foods and Snack Foods Limited.

An analysis of net sales by segment follows:

				% Change
				2004/	2003/
(millions)	2004	2003	2002	2003	2002

North America Soup and Away From Home	$2,699	$2,606	$2,524	4	3
North America Sauces and Beverages	1,246	1,246	1,182	—	5
Biscuits and Confectionery	1,982	1,774	1,507	12	18
International Soup and Sauces	1,182	1,052	920	12	14

	$7,109	$6,678	$6,133	6	9

North America Soup and Away From Home sales increased 4% in 2004 versus 2003. The increase in sales was due to a 1% increase from volume and mix, a 1% decrease due to one less week in 2004, a 3% increase from higher net price realization, a 1% decrease due to higher revenue reductions from trade promotion and consumer coupon redemption programs, and a 2% increase from currency. In the U.S., ready-to-serve soup sales increased 8% as volume increased 6%. The ready-to-serve sales performance was driven by the strong performance on the new M’m! M’m! Good! To Go convenience platform including Campbell’s Select and Campbell’s Chunky soups in microwavable bowls, which were introduced this year, and Campbell’s Soup at Hand sippable soups. Condensed soup sales were down 2% on volume declines of 4%. Broth sales increased 6% reflecting volume growth of 5%. Away From Home sales grew slightly primarily due to strong sales of refrigerated soups. The Canadian business reported a sales increase versus prior year due to currency.

The 3% increase in sales from North America Soup and Away From Home in 2003 versus 2002 was due to a 1% increase due to the additional week in 2003, a 1% increase due to lower revenue reductions from trade promotion and consumer coupon redemption programs, and a 1% increase from currency. U.S. wet soup volume increased 2% over the prior year. Ready-to-serve volume increased 8% behind volume gains in Campbell’s Chunky and Campbell’s Select soups, and the launch of Soup at Hand sippable soups in convenient portable microwavable packaging. Swanson broth reported a volume increase of 13% due to successful promotional campaigns for cooking with broth. Condensed soup volume declined 6%. Canada reported growth in soup volume, due in part to the regional introduction of the new Campbell’s Gardennay soup in aseptic packages. Away From Home experienced increased soup volume, offset by declines in lower margin businesses.

North America Sauces and Beverages sales of $1.2 billion in 2004 were equal to 2003. Sales were impacted by a 1% increase from volume and mix, a 2% decrease due to one less week in 2004, and a 1% increase due to lower revenue reductions from trade promotion and consumer coupon redemption programs. Sales were favorably impacted by the growth of beverages, led by sales growth of V8 vegetable juice. Sales of Pace Mexican sauces were equal to 2003. Prego pasta sauces experienced a decline in sales, attributable in part to weakness in the dry pasta category.

The 5% increase in sales from North America Sauces and Beverages in 2003 versus 2002 was due to a 2% increase in volume and mix, a 2% increase due to the additional week in 2003, a 1% increase from higher net price realization and a 1% increase due to lower revenue reductions from trade promotion and consumer coupon redemption programs, offset by a 1% decline due to currency. The sales increase was driven by strong gains in Pace Mexican sauces, Prego brand products, V8 vegetable juices, Campbell’s tomato juice, Latin America, and the introduction of V8 Splash Smoothies. The introduction of Prego Hearty Meat sauces and Pace Mexican Creations sauces contributed to the sales growth. These gains were partially offset by declines in Franco-American canned pasta and gravies.

Biscuits and Confectionery reported a 12% increase in sales in 2004 due to a 4% increase from volume and mix, a 2% decrease due to one less week in 2004, a 2% increase from higher net price realization, a decrease of 1% due to higher revenue reductions from trade promotion and consumer coupon redemption programs, a 2% increase from the acquisition of Snack Foods Limited in Australia, and a 7% increase from currency. The favorable currency impact was attributable primarily to the strengthening of the Australian dollar. Pepperidge Farm contributed to the sales increase as a result of growth in Goldfish crackers and fresh bread. Arnott’s reported a sales increase driven by innovation on the Tim Tam, Shapes and Jatz products and new product offerings in the Snack Right and Salada brands. Godiva Chocolatier’s worldwide sales increased due to improving same store sales trends in North America and increased sales in duty free stores.

Sales from Biscuits and Confectionery increased 18% in 2003 due to a 1% increase in volume and mix, a 2% increase due to the additional week in 2003, a 4% increase from higher net price realization, an 8% increase from the acquisition of Snack Foods Limited in Australia, and a 4% increase from currency, offset by a 1% increase in revenue reductions from trade promotion and consumer coupon redemption programs. The favorable currency impact principally reflected the strengthening of the Australian dollar. Pepperidge Farm reported sales increases in cookies, crackers, and fresh bread. Arnott’s contributed to the sales increase with growth in the chocolate segment and new products introduced in the year, particularly Snack Right fruit-based low fat biscuits. Godiva Chocolatier’s worldwide sales increased due to growth in Asia, partially offset by continued weakness in same store sales in North America.

International Soup and Sauces reported an increase in sales of 12% in 2004. Improvements in volume and mix added 2% growth offset by a decline of 2% due to one less week in 2004. The favorable impact of currency accounted for a 12% increase. The increase in volume and mix was driven primarily by sales gains in France, Australia, Belgium, and Asia, partially offset by sales declines in the United Kingdom and Germany. In Australia, soup had strong sales and volume growth driven by Campbell’s Country Ladle and Chunky soups.

International Soup and Sauces reported a 14% increase in sales in 2003 due to a 12% increase from currency and a 2% increase from the acquisition of Erin Foods in Ireland. Volume and mix declined 2% offset by a 2% increase due to the additional week in 2003. Strong performance of dry soups in Europe was offset by weakness in the wet soup and sauces businesses in the United Kingdom, France, and Germany. The United Kingdom performance reflected declines in Homepride sauces and Campbell’s soups. Sales in France declined due primarily to aggressive competitive activity. In Germany, a significant portion of the private-label soup business is being discontinued. The Asia Pacific region reported sales growth.

Gross Margin Gross margin, defined as Net sales less Cost of products sold, increased by $49 million in 2004. As a percent of sales, gross margin was 41.1% in 2004, 43.0% in 2003 and 43.9% in 2002. The percentage decrease in 2004 was due to costs associated with quality and packaging improvements (approximately 1 percentage point), mix (approximately 0.7 percentage points), higher pension expense and the impact of acquisitions (approximately 0.3 percentage points), and the impact of inflation and other factors (approximately 2.7 percentage points), partially offset by higher selling prices (approximately 0.9 percentage points) and productivity improvements (approximately 1.9 percentage points). The percentage decrease in 2003 was due to the lower margin structure of acquisitions (approximately 0.5 percentage points), costs associated with transition and startup of the new Pepperidge Farm bakery and with the discontinuance of certain co-packing contracts (approximately 0.3 percentage points), the net impact of mix (approximately 0.3 percentage points) and inflation/quality improvements (approximately 2.7 percentage points), partially offset by the benefits of lower costs related to the Australian manufacturing reconfiguration (approximately 0.3 percentage points), pricing (approximately 0.7 percentage points) and productivity gains (approximately 1.9 percentage points).

Marketing and Selling Expenses Marketing and selling expenses as a percent of sales were 16.2% in 2004, 17.1% in 2003 and 17.5% in 2002. Marketing and selling expenses increased 1% in 2004. The increase was driven by currency, partially offset by reductions in marketing expenses related to consumer promotion activity and lower media production costs. In 2003, Marketing and selling expenses increased 7% from 2002. The increase was driven by currency and acquisitions (3 percentage points), increased advertising, primarily for V8 Splash Smoothies, V8 juices, and Pace Mexican sauces (3 percentage points) and incremental selling expense due to shelving initiatives and systems upgrades.

Administrative Expenses Administrative expenses as a percent of sales were 7.6% in 2004 and 2003. Administrative expenses increased by 7% in 2004 from 2003. Currency accounted for approximately 4 percentage points of the increase with the balance due to general inflationary increases and costs associated with litigation. In 2003, Administrative expenses increased to 7.6% of Net sales from 7.4% in 2002. Administrative expenses increased by 12% from 2002 to 2003. Currency and acquisitions accounted for approximately 5 percentage points of the increase. The remaining increase was driven by a number of items, including costs associated with litigation, investments in information technology, and an increase in bad debt expense.

Research and Development Expenses Research and development expenses increased $5 million or 6% in 2004 from 2003 primarily due to currency which accounted for approximately 4 percentage points of the increase. Research and development expenses increased $9 million or 11% in 2003 from 2002 due to costs associated with quality improvement initiatives and new product development costs (approximately 8 percentage points) and the impact of currency and acquisitions (approximately 3 percentage points).

Other Expenses/(Income) Other income in 2004 of $13 million included a $16 million gain from the company’s share of a class action settlement involving ingredient suppliers, a $10 million gain on a sale of a manufacturing site, other net income of $4 million, partially offset by a $10 million adjustment to the carrying value of long-term investments in affordable housing partnerships and $7 million in expense from currency hedging related to the financing of international activities.

Other expenses of $28 million in 2003 included a $36 million adjustment to the carrying value of long-term investments in affordable housing partnerships, $15 million in expenses from currency hedging related to the financing of international activities, partially offset by $16 million of gains on the sales of land and buildings, a $5 million one-time payment for the transfer of the Godiva Chocolatier ice cream license, and other net income of $2 million. The sales of land and buildings relate to the closure of a dry soup plant in Ireland ($8 million) and an Arnott’s plant in Melbourne, Australia ($8 million).

Other expenses of $99 million in 2002 included $78 million in amortization expense, $16 million in adjustments to the carrying value of long-term investments in affordable housing partnerships, $9 million in expenses from currency hedging related to the financing of international activities, partially offset by other net income of $4 million. Approximately $70 million of amortization was eliminated from 2002 results on a pro forma basis upon adoption of SFAS No. 142 in 2003. See also Note 6 to the Consolidated Financial Statements.

In 2003, costs related to stock-based incentive compensation and deferred compensation were reclassified from Other expenses to reflect the costs by function. The prior period was adjusted to conform to the current presentation.

Operating Earnings Segment operating earnings declined 3% in 2004 from 2003. The restructuring charges accounted for 2% of the decline.

As previously noted, operating segment results for 2002 have been restated to reflect the pro forma impact of SFAS No. 142. Consequently, amortization expense of $70 million was eliminated from 2002 operating earnings. Segment operating earnings, on a comparable basis, increased 5% in 2003 from 2002.

An analysis of operating earnings by segment follows:

				% Change
				2004/	2003/
(millions)	2004[1]	2003	2002	2003	2002

North America Soup and Away From Home	$602	$632	$634	(5)	—
North America Sauces and Beverages	268	289	257	(7)	12
Biscuits and Confectionery	216	212	186	2	14
International Soup and Sauces	135	128	120	5	7

	1,221	1,261	1,197	(3)	5
Corporate	(106)	(156)	(143)

	$1,115	$1,105	$1,054

1
Contributions to earnings by segment include the effect of a pre-tax fourth quarter 2004 restructuring charge of $32 million as follows: North America Soup and Away From Home — $7 million, North America Sauces and Beverages — $3 million, Biscuits and Confectionery — $12 million, International Soup and Sauces — $9 million and Corporate — $1 million.

Earnings from North America Soup and Away From Home declined 5% in 2004 from 2003. The results included restructuring charges of $7 million, which negatively impacted earnings by 1 percentage point. Earnings were negatively impacted by costs associated with quality improvements, higher inflation and trade promotion, and product mix. These factors were partially offset by an increase in sales and productivity improvements.

Earnings from North America Soup and Away From Home in 2003 were even with 2002 earnings. The increase in sales was offset by a decline in gross margin due to quality improvements, packaging improvements and product mix. In addition, costs increased due to shelving initiatives and system upgrades.

Earnings from North America Sauces and Beverages decreased 7% in 2004 from 2003. The results included restructuring charges of $3 million, which negatively impacted earnings by 1 percentage point. The earnings decline also reflected higher costs associated with new product introductions and inflation, partially offset by productivity improvements and lower marketing expenses.

Earnings from North America Sauces and Beverages increased 12% in 2003 from 2002 primarily due to the increase in sales of Pace, V8 Splash and Prego brand products, and an improvement in gross margin.

Earnings from Biscuits and Confectionery increased 2% in 2004 versus 2003. The results included restructuring charges of $12 million, which negatively impacted earnings by 6 percentage points. Currency added 8 percentage points of growth. Earnings growth at Pepperidge Farm, Arnott’s, and Godiva was offset by a decline in the Australian Snackfoods business.

Earnings from Biscuits and Confectionery increased 14% in 2003 compared to 2002. Favorable currency translation accounted for approximately 4 percentage points of the increase. Operating earnings in 2003 were impacted by approximately $10 million of transitional expenses related to the closure of the Pepperidge Farm bakery in Norwalk, Connecticut and startup of the new bakery in Bloomfield, Connecticut. Earnings in 2003 benefited from a $5 million payment to Godiva Chocolatier for the transfer of an ice cream license. Earnings from Arnott’s were impacted by an $8 million gain on sale of the closed facility in Melbourne. This gain was completely offset by start-up costs related to the Australian manufacturing reconfiguration and costs related to the integration of the Snack Foods acquisition. Operating earnings in 2002 included $20 million of costs associated with the Australian manufacturing reconfiguration compared to $1 million in 2003.

Earnings from International Soup and Sauces increased 5% in 2004. Favorable currency translation accounted for approximately 11 percentage points of the increase, partially offset by restructuring charges of $9 million (approximately 7 percentage points).

The 7% increase in 2003 earnings from International Soup and Sauces was primarily due to favorable currency translation, partially offset by $8 million of costs associated with the discontinuance in 2004 of certain co-packing contracts in Europe. Earnings during 2003 were impacted by costs associated with the closure of a dry soup plant in Ireland, offset by a gain on the sale of the closed facility.

Corporate expenses decreased in 2004 primarily due to lower adjustments related to the carrying value of long-term investments in affordable housing partnerships, the gain from the company’s share of a class action lawsuit involving ingredient suppliers, the gain on sale of a manufacturing site in California, lower expenses from currency hedging related to the financing of international investments, partially offset by increases in costs associated with ongoing litigation.

Corporate expenses increased in 2003 primarily due to adjustments recorded to the carrying value of long-term investments in affordable housing partnerships and legal expenses related to ongoing litigation, partially offset by lower stock-related compensation costs.

Nonoperating Items Interest expense declined 6% in 2004 from 2003 primarily due to lower levels of debt.

Interest expense declined 2% in 2003 from 2002 due to lower levels of debt and lower interest rates.

The effective tax rate was 31.7% in 2004, 32.2% in 2003 and 34.2% in 2002, as reported. The reduction in the rate from 2003 to 2004 reflects a lower U.S. tax liability which resulted from an increase in charitable contribution deductions and research and development credits, and the favorable resolution of certain income tax audits. The comparable tax rate for 2002 would be 33.3% based on a pro forma adjustment for the adoption of SFAS No. 142. The reduction from 2002 to 2003 reflects favorable resolution of certain state income tax audits and a reduction of foreign tax expense.

Restructuring Program A restructuring charge of $32 million ($22 million after tax) was recorded in the fourth quarter 2004 for severance and employee benefit costs associated with a worldwide reduction in workforce and with the implementation of a distribution and logistics realignment in Australia. These programs are part of cost savings initiatives designed to improve the company’s operating margins and asset utilization. Approximately 400 positions were eliminated under the reduction in workforce program resulting in a restructuring charge of $23 million. The reductions represent the elimination of layers of management, elimination of redundant positions due to the realignment of operations in North America, and reorganization of the U.S. sales force. Annual pre-tax savings from the reduction are expected to be approximately $40 million beginning in 2005.

The distribution and logistics realignment in Australia represents converting a direct store delivery system to a central warehouse system. A restructuring charge of $9 million was recorded for this program. As a result of this program, over 200 positions will be eliminated due to the outsourcing of the infrastructure. Annual pre-tax benefits are expected to be approximately $10-$15 million beginning in 2008. The cash outflows related to these programs are not expected to have a material adverse effect on the company’s liquidity.

A restructuring charge of $10 million ($7 million after tax) was recorded in the fourth quarter 2001 for severance costs associated with the reconfiguration of the manufacturing network of Arnott’s in Australia. In the second quarter of 2002, the company recorded an additional $1 million restructuring charge related to planned severance actions. Related costs of approximately $1 million and $19 million ($13 million after tax) were recorded in 2003 and 2002, respectively, as Cost of products sold, primarily representing accelerated depreciation on assets to be taken out of service. This program was designed to drive greater manufacturing efficiency resulting from the closure of the Melbourne plant. Approximately 550 jobs were eliminated due to the plant closure. In 2003, the company incurred start-up costs associated with the transition of production. These costs were substantially offset by a gain on the sale of the facility.

See Note 5 to the Consolidated Financial Statements for further discussion of these programs.

Liquidity and Capital Resources

Net cash flows from operating activities provided $744 million in 2004, compared to $873 million in 2003. The reduction was due to higher working capital requirements and an increase in pension fund contributions, partially offset by an increase in earnings. Net cash flows from operating activities provided $873 million in 2003, compared to $1.0 billion in 2002. The 2002 cash flow benefited from a significant reduction in working capital to a low level, which was maintained in 2003. Over the last three years, operating cash flows totaled approximately $3  billion. This cash generating capability provides the company with substantial financial flexibility in meeting its operating and investing needs.

Capital expenditures were $288 million in 2004, $283 million in 2003 and $269 million in 2002. Capital expenditures are projected to be approximately $380 million in 2005. The increase in 2004 was primarily driven by currency. Capital expenditures in 2004 included projects to increase manufacturing capacity for soup, beverages and Goldfish Sandwich Snackers crackers, as well as investments in U.S. sales systems. The increase in 2003 was driven by the Pepperidge Farm bakery and soup quality projects, partially offset by reduced spending in Australia on the manufacturing reconfiguration that was substantially completed in 2002.

Businesses acquired, as presented in the Statements of Cash Flows, primarily represents the acquisition of certain brands from George Weston Foods Limited in Australia in the first quarter of 2004 and the acquisitions of Snack Foods Limited and Erin Foods in the first quarter of 2003. The purchase price adjustment in 2002 related to the European dry soup and sauces acquisition, completed in 2001.

In September 2003, the company issued $300 million ten-year 4.875% fixed-rate notes. The proceeds were used to repay commercial paper borrowings and for other general corporate purposes. While planning for the issuance of these notes, the company entered into treasury lock agreements with a notional value of $100 million that effectively fixed a portion of the interest rate on the debt prior to issuance of the notes. These agreements were settled at a minimal gain upon issuance of the notes, which will be amortized over the life of the notes. In connection with this issuance, the company entered into ten-year interest rate swaps that converted $200 million of the fixed-rate debt to variable.

In September 2003, the company also entered into $100 million five-year interest rate swaps that converted a portion of the 5.875% fixed-rate notes due October 2008 to variable.

In April 2004, the company entered into a $50 million interest rate swap that converted a portion of the 6.9% fixed-rate notes due October 2006 to variable.

In May 2004, the company entered into a $50 million interest rate swap that converted a portion of the 6.9% fixed-rate notes due October 2006 to variable.

Long-term borrowings in 2003 included the issuance of $400 million of ten-year 5% fixed-rate notes due December 2012. The proceeds were used to retire $300 million 6.15% notes and to repay commercial paper borrowings. In connection with this issuance, the company entered into ten-year interest rate swaps that converted $300 million of the fixed-rate debt to variable.

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

Long-term borrowings in 2002 were the result of a series of debt issuances throughout the year. In September 2001, the company issued $300 million seven-year 5.875% fixed-rate notes. The proceeds were used to repay short-term borrowings. While planning for the issuance of these notes, the company entered into interest rate swaps with a notional value of approximately $138 million that effectively fixed a portion of the interest rate on the debt prior to issuance. These contracts were settled at a loss of approximately $4 million upon issuance of the notes. This loss is being amortized over the life of the notes. In conjunction with the issuance of these notes, the company also entered into a $75 million seven-year interest rate swap that converted fixed-rate debt to variable.

In October 2001, the company issued $300 million two-year variable-rate notes. The proceeds were also used to repay short-term borrowings. In connection with this issuance, the company entered into a $300 million two-year interest rate swap that converted the variable-rate debt to fixed.

In November 2001, the company redeemed $100 million 5.625% fixed-rate notes due in September 2003. The notes were callable at par. This redemption was financed with lower rate commercial paper.

In December 2001, the company issued an additional $200 million of its existing 6.75% fixed-rate notes due February 2011, originally issued in February 2001. These additional notes were priced at a premium to reflect market conditions. The proceeds were used to repay short-term borrowings.

In January 2002, the company repaid $300 million of variable-rate notes due December 2003. The notes were repaid with lower cost short-term borrowings.

In March 2002, the company issued $300 million five-year 5.50% fixed-rate notes. The proceeds were used to repay $228 million variable-rate notes due in December 2003 and short-term borrowings. In connection with this issuance, the company entered into a five-year interest rate swap that converted $100 million of the fixed-rate debt to variable.

In June 2002, the company filed a $1 billion shelf registration statement with the Securities and Exchange Commission to use for future offerings of debt securities. Under the registration statement, the company may issue debt securities from time to time, depending on market conditions. The company intends to use the proceeds to repay short-term debt, to reduce or retire other indebtedness or for other general corporate purposes. As of August 1, 2004, the company had $300 million available for issuance under this registration statement.

Dividend payments were $259 million in 2004 and 2003. Annual dividends declared in 2004, 2003 and 2002 totaled $0.63 per share. The 2004 fourth quarter rate was $0.1575 per share.

The company repurchased 2 million shares at a cost of $56 million during 2004, compared to 1 million shares at a cost of $24 million during 2003 and 200,000 shares at a cost of $5 million in 2002. The company expects to repurchase sufficient shares over time to offset the impact of dilution from shares issued under the company’s stock compensation plans. See “Market For

Registrant’s Capital Stock, Related Shareowner Matters and Issuer Purchases of Equity Securities” for more information.

At August 1, 2004, the company had $810 million of notes payable due within one year and $34 million of standby letters of credit issued on behalf of the company. The company maintained $1.8 billion of committed revolving credit facilities, which were unused at August 1, 2004, except for $34 million of standby letters of credit. Both of these facilities were replaced in September 2004. As part of the replacement, the company entered into a $500 million committed 364-day revolving credit facility, which replaced the existing $900 million 364-day facility that matured in September 2004. The 364-day revolving credit facility contains a one-year term-out feature. The company also entered into a $1 billion revolving credit facility that matures in September 2009, which replaced the existing $900 million revolving credit facility that was scheduled to mature in September 2006. These agreements support the company’s commercial paper program.

The company is in compliance with the covenants contained in its revolving credit facilities and debt securities.

The company believes that foreseeable liquidity, including the resolution of the contingencies described in Note 20 to the Consolidated Financial Statements, and capital resource requirements are expected to be met through anticipated cash flows from operations, management of working capital, long-term borrowings under its shelf registration, and short-term borrowings, including commercial paper. The company believes that its sources of financing are adequate to meet its future liquidity and capital resource requirements. The cost and terms of any future financing arrangements depend on the market conditions and the company’s financial position at that time.

Contractual Obligations and Other Commitments

Contractual Obligations The following table summarizes the company’s obligations and commitments to make future payments under certain contractual obligations. For additional information on debt, see Note 16 to the Consolidated Financial Statements. Operating leases are primarily entered into for warehouse and office facilities, retail store space, and certain equipment. Purchase commitments represent purchase orders and long-term purchase arrangements related to the procurement of ingredients, supplies, machinery, equipment and services. These commitments are not expected to have a material impact on liquidity. Other long-term liabilities primarily represent payments related to deferred compensation obligations and postemployment benefits. For additional information on other long-term liabilities, see Note 17 to the Consolidated Financial Statements.

	Contractual Payments Due by Fiscal Year
			2006	-	2008	-
(millions)	Total	2005	2007		2009		Thereafter

Debt obligations[1]	$3,353	$810	$607		$302		$1,634
Interest payments[2]	1,201	153	297		312		439
Purchase commitments	1,278	754	365		153		6
Operating leases	281	65	94		65		57
Derivative payments	162	11	90		6		55
Other long-term liabilities[3]	135	15	32		20		68

Total long-term cash obligations	$6,410	$1,808	$1,485		$858		$2,259

1
Includes capital lease obligations totaling $9 million, unamortized net premium on debt issuances, unamortized gain on an interest rate swap and a gain on fair-value interest rate swaps. For additional information on debt obligations, see Note 16 to the Consolidated Financial Statements.

2
Interest payments for notes payable, long-term debt and derivative instruments are calculated as follows. For notes payable, interest is based on par values and coupon rates of contractually obligated issuances at fiscal year end. For long-term debt, interest is based on principal amounts and fixed coupon rates at fiscal year end. Interest on fixed-rate derivative instruments is based on notional amounts and fixed interest rates contractually obligated at fiscal year end. Interest on variable-rate derivative instruments is based on notional amounts contractually obligated at fiscal year end and weighted-average rates estimated over the instrument’s life using forward interest rates plus applicable spreads.

3
Represents other long-term liabilities, excluding deferred taxes and minority interest. This table does not include postretirement medical benefits or payments related to pension plans. The company made a $35 million voluntary contribution to a U.S. plan subsequent to August 1, 2004.

Off-Balance Sheet Arrangements and Other Commitments The company guarantees approximately 1,300 bank loans to Pepperidge Farm independent sales distributors by third party financial institutions used to purchase distribution routes. The maximum potential amount of the future payments the company could be required to make under the guarantees is approximately $95 million. The company’s guarantees are indirectly secured by the distribution routes. The company does not believe that it is probable that it will be required to make guarantee payments as a result of defaults on the bank loans guaranteed. See also Note 20 to the Consolidated Financial Statements for information on off-balance sheet arrangements.

Inflation

Inflation during recent years has not had a significant effect on the company. The company mitigates the effects of inflation by pricing and aggressively pursuing cost productivity initiatives, including global procurement strategies, and making capital investments that improve the efficiency of operations.

Market Risk Sensitivity

The principal market risks to which the company is exposed are changes in commodity prices, interest rates and foreign currency exchange rates. In addition, the company is exposed to equity price changes related to certain employee compensation obligations. The company manages its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain its variable-to-total debt ratio within targeted guidelines. International operations, which accounted for approximately 36% of 2004 net sales, are concentrated principally in Australia, Canada, France, Germany and the United Kingdom. The company manages its foreign currency exposures by borrowing in various foreign currencies and utilizing cross-currency swaps and forward contracts. Swaps and forward contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The company does not enter into contracts for speculative purposes and does not use leveraged instruments.

The company principally uses a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. The company may also enter into commodity futures contracts, as considered appropriate, to reduce the volatility of price fluctuations for commodities such as corn, cocoa, soybean meal, soybean oil and wheat. At August 1, 2004 and August 3, 2003, the notional values and unrealized gains or losses on commodity futures contracts held by the company were not material.

The information below summarizes the company’s market risks associated with debt obligations and other significant financial instruments as of August 1, 2004. Fair values included herein have been determined based on quoted market prices. The information presented below should be read in conjunction with Notes 16 and 18 to the Consolidated Financial Statements.

The table below presents principal cash flows and related interest rates by fiscal year of maturity for debt obligations. Variable interest rates disclosed represent the weighted-average rates of the portfolio at the period end. Notional amounts and related interest rates of interest rate swaps are presented by fiscal year of maturity. For the swaps, variable rates are the weighted-average forward rates for the term of each contract.

Expected Fiscal Year of Maturity

(millions)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

Debt
Fixed rate	$6	$1	$606	$1	$301	$1,634	$2,549	$2,736
Weighted-average interest rate	2.87%	6.19%	6.20%	6.35%	5.88%	6.23%	6.17%

Variable rate	$804						$804	$804
Weighted-average interest rate	3.30%						3.30%

Interest Rate Swaps
Fixed to variable			$200 [2]		$175 [3]	$500 [4]	$875	$—
Average pay rate[1]			5.11%		5.50%	5.15%	5.21%
Average receive rate			6.20%		5.88%	4.95%	5.42%

1	Weighted-average pay rates estimated over life of swap by using forward LIBOR interest rates plus applicable spread.

2	Hedges $100 million of 5.50% notes and $100 million of 6.90% notes due in 2007.

3	Hedges $175 million of 5.875% notes due in 2009.

4	Hedges $300 million of 5.00% notes and $200 million of 4.875% notes due in 2013 and 2014, respectively.

As of August 3, 2003, fixed-rate debt of approximately $2.6 billion with an average interest rate of 6.17% and variable-rate debt of approximately $1 billion with an average interest rate of 2.07% were outstanding. As of August 3, 2003, the company had also swapped $475 million of fixed-rate debt to variable. The average rate received on these swaps was 5.24% and the average rate paid was estimated to be 4.89% over the remaining life of the swaps. Additionally, the company had swapped $300 million of floating-rate debt to fixed. The swap matured in 2004.

The company is exposed to foreign exchange risk related to its international operations, including non-functional currency intercompany debt and net investments in subsidiaries.

The table below summarizes the cross-currency swaps outstanding as of August 1, 2004, which hedge such exposures. The notional amount of each currency and the related weighted-average forward interest rate are presented in the Cross-Currency Swaps table.

Cross-Currency Swaps

		Interest	Notional	Fair
(millions)	Expiration	Rate	Value	Value

Pay variable SEK	2005	4.01%	$18	$(1)
Receive variable USD		3.95%

Pay fixed SEK	2005	5.78%	$47	$(15)
Receive fixed USD		5.25%

Pay variable EUR	2005	2.71%	$137	$6
Receive variable USD		2.38%

Pay variable EUR	2006	3.06%	$32	$1
Receive variable USD		3.12%

Pay variable GBP	2006	6.35%	$125	$(11)
Receive variable USD		3.80%

Pay variable CAD	2007	4.89%	$53	$(3)
Receive variable USD		4.32%

Pay fixed EUR	2007	5.46%	$200	$(77)
Receive fixed USD		5.75%

Pay fixed CAD	2009	5.13%	$61	$(5)
Receive fixed USD		4.22%

Pay fixed GBP	2011	5.97%	$200	$(44)
Receive fixed USD		6.08%

Pay fixed GBP	2011	5.97%	$30	$(1)
Receive fixed USD		5.01%

Pay fixed GBP	2011	5.97%	$40	$1
Receive fixed USD		4.76%

Pay fixed CAD	2014	6.24%	$61	$(5)
Receive fixed USD		5.66%

Total			$1,004	$(154)

The cross-currency swap contracts outstanding at August 3, 2003 represented two pay fixed SEK/receive fixed USD swaps with notional values of $31 million and $47 million, a pay fixed EUR/receive fixed USD swap with a notional value of $200 million, and a pay fixed GBP/receive fixed USD swap with a notional value of $200 million. The aggregate fair value of these swap contracts was $(97) million as of August 3, 2003.

The company is also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries, including subsidiary debt. The company utilizes foreign exchange forward purchase and sale contracts to hedge these exposures. The following table summarizes the foreign exchange forward contracts outstanding and the related weighted-average contract exchange rates as of August 1, 2004.

Forward Exchange Contracts

	Contract	Average Contractual
(millions)	Amount	Exchange Rate

Receive USD / Pay CAD	$52	1.34

Receive EUR / Pay GBP	$36	0.69

Receive AUD / Pay NZD	$33	1.13

Receive GBP / Pay USD	$31	1.81

Receive JPY / Pay USD	$16	0.01

Receive USD / Pay AUD	$13	1.35

Receive EUR / Pay USD	$11	1.23

Receive EUR / Pay SEK	$10	9.20

Receive USD / Pay EUR	$9	0.83

Receive CAD / Pay USD	$9	0.75

Receive USD / Pay JPY	$7	109.25

Receive EUR / Pay JPY	$7	131.67

Receive GBP / Pay AUD	$7	2.40

Receive SEK / Pay USD	$6	0.13

The company had an additional $8 million in a number of smaller contracts to purchase or sell various other currencies, such as the Australian dollar, British pound, Canadian dollar, euro, New Zealand dollar and Swiss franc as of August 1, 2004. The aggregate fair value of all contracts was $2 million as of August 1, 2004. Total forward exchange contracts outstanding as of August 3, 2003 were $750 million with a fair value of $4 million.

The company had swap contracts outstanding as of August 1, 2004, which hedge a portion of exposures relating to certain employee compensation liabilities linked to the total return of the Standard & Poor’s 500 Index or to the total return of the company’s capital stock. Under these contracts, the company pays variable interest rates and receives from the counterparty either the Standard & Poor’s 500 Index total return or the total return on company capital stock. The notional value of the contracts that are linked to the return on the Standard & Poor’s 500 Index was $21 million at August 1, 2004 and $10 million at August 3, 2003. The average forward interest rate applicable to the contract, which expires in 2005, was 1.81% at August 1, 2004. The notional value of the contract that is linked to the total return on company capital stock was $13 million at August 1, 2004 and $11 million at August 3, 2003. The average forward interest rate applicable to this contract, which expires in 2005, was 2.22% at August 1, 2004. The fair value of these contracts was a $1 million gain at both August 1, 2004 and August 3, 2003.

The company’s utilization of financial instruments in managing market risk exposures described above is consistent with the prior year. Changes in the portfolio of financial instruments are a function of the results of operations, debt repayment and debt issuances, market effects on debt and foreign currency, and the company’s acquisition and divestiture activities.

Significant Accounting Estimates

The consolidated financial statements of the company are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. See Note 1 to the Consolidated Financial Statements for a discussion of significant accounting policies. The following areas all require the use of subjective or complex judgments, estimates and assumptions:

Trade and consumer promotion program The company offers various sales incentive programs to customers and consumers, such as cooperative advertising programs, feature price discounts, in-store display incentives and coupons. The recognition of the costs for these programs, which are classified as a reduction of revenue, involves use of judgment related to performance and redemption estimates. Estimates are made based on historical experience and other factors. Actual expenses may differ if the level of redemption rates and performance vary from estimates.

Valuation of long-lived assets Long-lived assets, including fixed assets and intangibles, are reviewed for impairment as events or changes in circumstances occur indicating that the carrying amount of the asset may not be recoverable. Discounted cash flow analyses are used to assess nonamortizable intangible asset impairment, while undiscounted cash flow analyses are used to assess other long-lived asset impairment. The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, and economic conditions.

Pension and postretirement medical benefits The company provides certain pension and postretirement benefits to employees and retirees. Determining the cost associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, turnover rates and health care trend rates. Independent actuaries, in accordance with accounting principles generally accepted in the United States, perform the required calculations to determine expense. Actual results that differ from the actuarial assumptions are generally accumulated and amortized over future periods.

The discount rate is established as of the company’s fiscal year-end measurement date based on high-quality, long-term debt securities. The estimated return on plan assets is a long-term assumption based upon historical experience and expected future performance, considering the company’s current and projected investment mix. Within any given fiscal period, significant differences may arise between the actual return and the estimated long-term return on plan assets. The value of plan assets, used in the calculation of pension expense, is determined on a calculated method that recognizes 20% of the difference between the actual fair value of assets and the expected calculated method. Gains and losses resulting from differences between actual experience and the assumptions are determined at each measurement date. If the net gain or loss exceeds 10% of the greater of plan assets or liabilities, a portion is amortized into earnings in the following year.

When the fair value of pension plan assets is less than the accumulated benefit obligation, accounting principles generally accepted in the United States require a company to recognize an additional minimal liability. This adjustment is recorded in Other comprehensive income within Shareowners’ Equity. As of August 1, 2004 and August 3, 2003, Shareowners’ Equity includes a minimum liability, net of tax, of $196 million and $210 million, respectively.

Net periodic pension and postretirement medical expense was $65 million in 2004, $43 million in 2003 and $8 million in 2002. The increase in 2004 was primarily due to a lower discount rate and a reduction in the expected return on assets, partially offset by the returns associated with a $50 million voluntary contribution to a U.S. plan. Significant weighted-average assumptions as of the end of the year are as follows:

	2004	2003	2002

Discount rate for benefit obligations	6.19%	6.39%	6.90%
Expected return on plan assets	8.76%	8.80%	9.30%
Initial health care trend rate	9.00%	9.00%	8.00%
Ultimate health care trend rate	4.50%	4.50%	4.50%

Estimated sensitivities to the net periodic pension cost are as follows: a 50 basis point reduction in the discount rate would increase expense by approximately $10 million; a 50 basis point reduction in the estimated return on assets assumption would increase expense by approximately $9 million. A one percentage point change in assumed health care costs would increase service and interest cost by approximately $2 million.

Although there were no mandatory funding requirements to the U.S. plans in 2004, the company made a $50 million contribution to a U.S. plan based on expected future funding requirements. Contributions to international plans were $15 million. In 2003, there were no contributions to the U.S. plans and contributions to international plans were $19 million. Subsequent to August 1, 2004, the company made a $35 million voluntary contribution to a U.S. plan in anticipation of future funding requirements.

See also Note 9 to the Consolidated Financial Statements for additional information on pension and postretirement medical expenses.

Income taxes The effective tax rate reflects management’s estimate of the ultimate outcome of various tax audits and issues. In addition, valuation allowances are established for deferred tax assets where the amount of expected future taxable income from operations does not support the realization of the asset.

Recently Issued Accounting Pronouncements

The company adopted SFAS No.144 “Accounting for the Impairment or Disposal of Long-Lived Assets” on July 29, 2002. This standard was effective for the company on a prospective basis. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard supersedes SFAS No.121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No.30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. Long-lived assets are tested for impairment if certain triggers occur. The adoption of this standard did not have a material impact on the financial statements.

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No.146 “Accounting for Exit or Disposal Activities.” The provisions of this standard apply to disposal activities initiated after December 31, 2002. The adoption of this standard did not have a material impact on the financial statements.

In December 2002, the FASB issued SFAS No.148 “Accounting for Stock-Based Compensation — Transition and Disclosure.” This standard amends the transition and disclosure requirements of SFAS No.123 “Accounting for Stock-Based Compensation.” The required disclosures are included in Note 1 to the Consolidated Financial Statements. As permitted by SFAS No.148, the company accounts for stock option grants and restricted stock awards in accordance with APB Opinion No.25 “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, no compensation expense has been recognized for stock options since all options granted had an exercise price equal to the market value of the underlying stock on the grant date.

In November 2002, FASB Interpretation No.45 (FIN 45) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. FIN 45 clarifies the requirements relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after

December 31, 2002. The disclosure provisions are included in Note 20 to the Consolidated Financial Statements.

In January 2003, the FASB issued FIN 46 “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” This Interpretation addresses consolidation by business enterprises of certain variable interest entities (VIEs). The Interpretation as amended is effective immediately for all enterprises with interests in VIEs created after January 31, 2003. In December 2003, the FASB issued a revised version of FIN 46 (FIN 46R), which clarified the provisions of FIN 46 by addressing implementation issues. FIN 46R must be applied to all entities subject to the Interpretation as of the first interim quarter ending after March 15, 2004. The company has investments of approximately $150 million as of August 1, 2004 consisting of limited partnership interests in affordable housing partnership funds. The company’s ownership ranges from approximately 12% to 19%. The company evaluated the nature of these investments, which were in existence before January 31, 2003, against the provisions of the guidance and determined that such investments do not need to be consolidated in the financial statements.

In May 2003, the FASB issued SFAS No.150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No.150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No.150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No.150 is generally effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not impact the financial statements.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position (FSP) FAS 106-1, the company elected in January to defer recognizing the effects of the Act on accounting for postretirement health care plans until the FASB guidance was finalized.

In May 2004, the FASB issued FSP FAS 106-2, which provides accounting guidance to sponsors of postretirement health care plans that are impacted by the Act. The FSP is effective for interim or annual periods beginning after June 15, 2004. Although detailed regulations necessary to implement the Act have not yet been finalized, the company believes that certain drug benefits offered under postretirement health care plans will qualify for the subsidy under Medicare Part D. The effects of the subsidy were factored into the 2004 annual year-end valuation. The reduction in the benefit obligation attributable to past service cost was approximately $32 million and has been reflected as an actuarial gain. The reduction in benefit cost for 2005 related to the Act is approximately $5 million.

Recent Developments

As part of the initiatives announced by the company on June 24, 2004, the company will implement a new SAP enterprise-resource planning system in North America. The project is planned for the next three years and is expected to cost approximately $125 million.

Earnings Outlook

On September 13, 2004, the company issued a press release announcing results for 2004 and commented on the outlook for earnings per share for 2005.

Cautionary Factors That May Affect Future Results

This Report contains “forward-looking” statements that reflect the company’s current expectations regarding future results of operations, economic performance, financial condition and achievements of the company. The company tries, wherever possible, to identify these forward-looking statements by using words such as “anticipate,” “believe,” “estimate,” “expect,” “will” and similar expressions. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements reflect the company’s current plans and expectations and are based on information currently available to it. They rely on a number of assumptions regarding future events and estimates which could be inaccurate and which are inherently subject to risks and uncertainties.

The company wishes to caution the reader that the following important factors and those important factors described elsewhere in the commentary, or in the Securities and Exchange Commission filings of the company, could affect the company’s actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, the company:

•
the impact of strong competitive response to the company’s efforts to leverage its brand power with product innovation, promotional programs and new advertising, and of changes in consumer demand for the company’s products;

•	the risks in the marketplace associated with trade and consumer acceptance of product improvements, shelving initiatives, and new product introductions;

•	the company’s ability to achieve sales and earnings forecasts, which are based on assumptions about sales volume and product mix and the impact of marketing plans;

•	the company’s ability to realize projected cost savings and benefits, including those contemplated by restructuring programs and other cost-savings initiatives;

•	the company’s ability to successfully manage changes to its business processes, including selling, distribution, product capacity, information management systems and the integration of acquisitions;

•	the increased significance of certain of the company’s key trade customers;

•
the difficulty of predicting the pattern of inventory movements by the company’s trade customers and of predicting changes in the policies of its customers, such as changes in customer inventory levels, pricing and access to shelf space;

•	the impact of fluctuations in the supply and cost of raw materials;

•	the uncertainties of litigation described from time to time in the company’s Securities and Exchange Commission filings;

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information presented in the section entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Market Risk Sensitivity” is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Consolidated Statements of Earnings

(millions, except per share amounts)

	2004	2003	2002
	52 weeks	53 weeks	52 weeks

Net Sales	$7,109	$6,678	$6,133

Costs and expenses
Cost of products sold	4,187	3,805	3,443
Marketing and selling expenses	1,153	1,145	1,073
Administrative expenses	542	507	454
Research and development expenses	93	88	79
Other expenses / (income) (Note 6)	(13)	28	99
Restructuring charges (Note 5)	32	—	1

Total costs and expenses	5,994	5,573	5,149

Earnings Before Interest and Taxes	1,115	1,105	984
Interest expense (Note 7)	174	186	190
Interest income	6	5	4

Earnings before taxes	947	924	798
Taxes on earnings (Note 10)	300	298	273

Earnings before cumulative effect of accounting change	647	626	525
Cumulative effect of change in accounting principle	—	(31)	—

Net Earnings	$647	$595	$525

Per Share — Basic
Earnings before cumulative effect of accounting change	$1.58	$1.52	$1.28
Cumulative effect of change in accounting principle	—	(.08)	—

Net Earnings	$1.58	$1.45	$1.28

Weighted average shares outstanding — basic	409	411	410

Per Share — Assuming Dilution
Earnings before cumulative effect of accounting change	$1.57	$1.52	$1.28
Cumulative effect of change in accounting principle	—	(.08)	—

Net Earnings	$1.57	$1.45	$1.28

Weighted average shares outstanding — assuming dilution	412	411	411

See accompanying Notes to Consolidated Financial Statements.

The sum of the individual per share amounts does not equal net earnings per share due to rounding.

Consolidated Balance Sheets

(millions, except per share amounts)

	August 1, 2004	August 3, 2003

Current Assets
Cash and cash equivalents	$32	$32
Accounts receivable (Note 11)	490	413
Inventories (Note 12)	795	709
Other current assets (Note 13)	164	136

Total current assets	1,481	1,290

Plant Assets, Net of Depreciation (Note 14)	1,901	1,843
Goodwill (Note 3)	1,900	1,803
Other Intangible Assets, Net of Amortization (Note 3)	1,095	1,018
Other Assets (Note 15)	298	251

Total assets	$6,675	$6,205

Current Liabilities
Notes payable (Note 16)	$810	$1,279
Payable to suppliers and others	607	620
Accrued liabilities	607	602
Dividend payable	65	65
Accrued income taxes	250	217

Total current liabilities	2,339	2,783

Long-term Debt (Note 16)	2,543	2,249
Nonpension Postretirement Benefits (Note 9)	298	304
Other Liabilities (Note 17)	621	482

Total liabilities	5,801	5,818

Shareowners’ Equity (Note 19)
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20
Additional paid-in capital	264	298
Earnings retained in the business	5,642	5,254
Capital stock in treasury, 134 shares in 2004 and 132 shares in 2003, at cost	(4,848)	(4,869)
Accumulated other comprehensive loss	(204)	(316)

Total shareowners’ equity	874	387

Total liabilities and shareowners’ equity	$6,675	$6,205

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(millions)

	2004	2003	2002

Cash Flows from Operating Activities:
Net earnings	$647	$595	$525
Non-cash charges to net earnings
Cumulative effect of accounting change	—	31	—
Restructuring charges	32	—	—
Depreciation and amortization	260	243	319
Deferred taxes	51	72	5
Other, net	97	93	53
Changes in working capital
Accounts receivable	(61)	46	40
Inventories	(67)	(33)	(30)
Prepaid assets	2	1	9
Accounts payable and accrued liabilities	(49)	(38)	195
Pension fund contributions	(65)	(19)	(8)
Other	(103)	(118)	(91)

Net Cash Provided by Operating Activities	744	873	1,017

Cash Flows from Investing Activities:
Purchases of plant assets	(288)	(283)	(269)
Sales of plant assets	22	22	5
Businesses acquired	(9)	(177)	(15)
Sales of businesses	—	10	3
Long-term investments	—	(4)	(12)

Net Cash Used in Investing Activities	(275)	(432)	(288)

Cash Flows from Financing Activities:
Long-term borrowings	301	400	1,100
Repayments of long-term borrowings	—	—	(628)
Net repayments of short-term borrowings	(486)	(566)	(915)
Dividends paid	(259)	(259)	(286)
Treasury stock purchases	(56)	(24)	(5)
Treasury stock issuances	25	17	14
Other, net	—	—	(6)

Net Cash Used in Financing Activities	(475)	(432)	(726)

Effect of Exchange Rate Changes on Cash	6	2	(6)

Net Change in Cash and Cash Equivalents	—	11	(3)
Cash and Cash Equivalents — Beginning of Year	32	21	24

Cash and Cash Equivalents — End of Year	$32	$32	$21

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareowners’ Equity (Deficit)

(millions, except per share amounts)

						Earnings	Accumulated
	Capital Stock				Additional	Retained	Other	Total
	Issued		In Treasury		Paid-in	in the	Comprehensive	Shareowners’
	Shares	Amount	Shares	Amount	Capital	Business	Income (Loss)	Equity (Deficit)

Balance at July 29, 2001	542	$20	(133)	$(4,908)	$314	$4,651	$(324)	$(247)

Comprehensive income (loss)
Net earnings						525		525
Foreign currency translation adjustments							49	49
Cash-flow hedges, net of tax							2	2
Minimum pension liability, net of tax							(208)	(208)

Other comprehensive loss							(157)	(157)

Total Comprehensive income								368

Dividends ($.63 per share)						(258)		(258)
Treasury stock purchased			—	(5)				(5)
Treasury stock issued under management incentive and stock option plans			1	22	6			28

Balance at July 28, 2002	542	20	(132)	(4,891)	320	4,918	(481)	(114)

Comprehensive income (loss)
Net earnings						595		595
Foreign currency translation adjustments							174	174
Cash-flow hedges, net of tax							(7)	(7)
Minimum pension liability, net of tax							(2)	(2)

Other comprehensive income							165	165

Total Comprehensive income								760

Dividends ($.63 per share)						(259)		(259)
Treasury stock purchased			(1)	(24)				(24)
Treasury stock issued under management incentive and stock option plans			1	46	(22)			24

Balance at August 3, 2003	542	20	(132)	(4,869)	298	5,254	(316)	387

Comprehensive income (loss)
Net earnings						647		647
Foreign currency translation adjustments							94	94
Cash-flow hedges, net of tax							4	4
Minimum pension liability, net of tax							14	14

Other comprehensive income							112	112

Total Comprehensive income								759

Dividends ($.63 per share)						(259)		(259)
Treasury stock purchased			(2)	(56)				(56)
Treasury stock issued under management incentive and stock option plans			—	77	(34)			43

Balance at August 1, 2004	542	$20	(134)	$(4,848)	$264	$5,642	$(204)	$874

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(dollars in millions, except per share amounts)

1	Summary of Significant Accounting Policies

Basis of Presentation The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. Significant intercompany transactions are eliminated in consolidation. Certain amounts in prior year financial statements were reclassified to conform to the current presentation.

The company’s fiscal year ends on the Sunday nearest July 31. There were 52 weeks in 2004, 53 weeks in 2003 and 52 weeks in 2002.

Revenue Recognition Revenues are recognized when the earnings process is complete. This occurs when products are shipped in accordance with terms of agreements, title and risk of loss transfer to customers, collection is probable and pricing is fixed or determinable.

Beginning in 2002, the company adopted the consensus reached by the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) on Issue No. 01-09 “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.” Under this consensus, the EITF concluded that certain consumer and trade sales promotion expenses, such as coupon redemption costs, cooperative advertising programs, new product introduction fees, feature price discounts and in-store display incentives, should be classified as a reduction of sales rather than as marketing expenses.

Cash and Cash Equivalents All highly liquid debt instruments purchased with a maturity of three months or less are classified as cash equivalents.

Inventories Substantially all U.S. inventories are priced at the lower of cost or market, with cost determined by the last in, first out (LIFO) method. Other inventories are priced at the lower of average cost or market.

Plant Assets and Other Long-Lived Assets Plant assets are stated at historical cost. Alterations and major overhauls, which extend the lives or increase the capacity of plant assets, are capitalized. Ordinary repairs and maintenance are charged to operating costs. Depreciation provided in Costs and expenses is calculated using the straight-line method over the estimated useful lives of the assets. Buildings and machinery and equipment are depreciated over periods not exceeding 45 years and 15 years, respectively.

The company adopted Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” on July 29, 2002. This standard was effective for the company on a prospective basis. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets such as property, plants, equipment and amortized intangibles. This standard supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. Long-lived assets are tested for impairment if certain triggers occur. The adoption of this standard did not have a material impact on the financial statements.

Derivative Financial Instruments The company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates, foreign currency exchange rates, commodities and equity-linked employee benefit obligations. All derivatives are recognized on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings in the current period. See Note 18 of the Notes to Consolidated Financial Statements for additional information.

Stock-Based Compensation In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation–Transition and Disclosure.” This standard amends the transition and disclosure requirements of SFAS No. 123 “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 148, the company accounts for stock option grants and restricted stock awards in accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, no compensation expense has been recognized for stock options since all options granted had an exercise price equal to the market value of the underlying stock on the grant date. Restricted stock awards are expensed. See also Note 19 of the Notes to Consolidated Financial Statements. The following table illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	2004	2003	2002

Net Earnings, as reported	$647	$595	$525
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects[1]	11	13	19
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects[1]	(40)	(37)	(34)

Pro forma net earnings	$618	$571	$510

Earnings per share:
Basic – as reported	$1.58	$1.45	$1.28

Basic – pro forma	$1.51	$1.39	$1.24

Diluted – as reported	$1.57	$1.45	$1.28

Diluted – pro forma	$1.50	$1.39	$1.24

1	Represents restricted stock expense.

The weighted average fair value of options granted in 2004, 2003 and 2002 was estimated as $5.73, $5.91 and $8.09, respectively. The fair value of each option grant at grant date is estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants in 2004, 2003 and 2002:

	2004	2003	2002

Risk-free interest rate	4.1%	4.0%	5.0%
Expected life (in years)	6	6	6
Expected volatility	24%	26%	31%
Expected dividend yield	2.4%	2.8%	2.2%

Use of Estimates Generally accepted accounting principles require management to make estimates and assumptions that affect assets and liabilities, contingent assets and liabilities, and revenues and expenses. Actual results could differ from those estimates.

Income Taxes Income taxes are accounted for in accordance with SFAS No. 109 “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Recently Issued Accounting Pronouncements In July 2002, the FASB issued SFAS No. 146 “Accounting for Exit or Disposal Activities.” The provisions of this standard apply to disposal activities initiated after December 31, 2002. The adoption of this standard did not have a material impact on the financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” This Interpretation addresses consolidation by business enterprises of certain variable interest entities (VIEs). The Interpretation as amended is effective immediately for all enterprises with interests in VIEs created after January 31, 2003. In December 2003, the FASB issued a revised version of FIN 46 (FIN 46R), which clarified the provisions of FIN 46 by addressing implementation issues. FIN 46R must be applied to all entities subject to the Interpretation as of the first interim quarter ending after March 15, 2004. The company has investments of approximately $150 as of August 1, 2004 consisting of limited partnership interests in affordable housing partnership funds. The company’s ownership ranges from approximately 12% to 19%. The company evaluated the nature of these investments, which were in existence before January 31, 2003, against the provisions of the guidance and determined that such investments do not need to be consolidated in the financial statements.

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

In December  2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position (FSP) FAS 106-1, the company elected in January to defer recognizing the effects of the Act on accounting for postretirement health care plans until the FASB guidance was finalized.

In May 2004, the FASB issued FSP FAS 106-2, which provides accounting guidance to sponsors of postretirement health care plans that are impacted by the Act. The FSP is effective for interim or annual periods beginning after June 15, 2004. Although detailed regulations necessary to implement the Act have not yet been finalized, the company believes that certain drug benefits offered under postretirement health care plans will qualify for the subsidy under Medicare Part D. The effects of the subsidy were factored into the 2004 annual year-end valuation. The reduction in the benefit obligation attributable to past service cost was approximately $32 and has been reflected as an actuarial gain. The reduction in benefit cost for 2005 related to the Act is approximately $5.

2	Comprehensive Income

Total comprehensive income is comprised of net earnings, net foreign currency translation adjustments, minimum pension liability adjustments (see Note 9), and net unrealized gains and losses on cash-flow hedges. Total comprehensive income for the twelve months ended August 1, 2004, August 3, 2003 and July 28, 2002 was $759, $760 and $368, respectively.

The components of Accumulated other comprehensive loss, as reflected in the Statements of Shareowners’ Equity (Deficit), consisted of the following:

	2004	2003

Foreign currency translation adjustments	$(7)	$(101)
Cash-flow hedges, net of tax	(1)	(5)
Minimum pension liability, net of tax[1]	(196)	(210)

Total Accumulated other comprehensive loss	$(204)	$(316)

1	Includes a tax benefit of $111 in 2004 and $120 in 2003.

3	Goodwill and Intangible Assets

On July 29, 2002, the company adopted SFAS No. 142 “Goodwill and Other Intangible Assets.” Under this standard, goodwill and intangible assets with indefinite useful lives are no longer amortized, but rather are to be tested at least annually for impairment. Intangible assets with finite lives should continue to be amortized over the estimated useful life and reviewed for impairment in accordance with SFAS No.144 “Accounting for the Impairment or Disposal of Long-lived Assets.” In connection with the adoption of SFAS No. 142, the company was required to perform an impairment assessment on all goodwill and indefinite-lived intangible assets as of July 29, 2002. The assessment of the indefinite-lived intangible assets requires a comparison between the fair value and carrying value of the intangible asset. To the extent the carrying value exceeds the fair value, an impairment loss is recognized. The assessment of goodwill is a two-step process in which the first step identifies impairment by requiring a comparison of the fair value of each reporting unit to the carrying value, including goodwill allocated to the unit. If the carrying value exceeds the fair value, goodwill is considered to be impaired. The amount of impairment is measured in a second step as the difference between the carrying value of goodwill and the “implied” fair value of goodwill, which is determined by calculating goodwill as if the reporting unit had just been acquired and accounted for as a business combination. Fair values were determined using discounted cash flow analyses. As a result of this evaluation, the company recorded a non-cash after-tax charge of $31 (net of a $17 tax benefit), or $.08 per share in 2003, for impaired goodwill associated with the Stockpot business, a food service business acquired in August 1998. Stockpot is a reporting unit in the North America Soup and Away From Home segment. This non-cash charge was recorded as a cumulative effect of a change in accounting principle. The impairment of Stockpot goodwill was the result of a reduction in actual sales attained and forecasted future sales growth relative to projections made at the time of the acquisition.

The provisions of SFAS No. 142 were adopted on a prospective basis and prior year results are not restated. The following tables present a reconciliation of earnings before cumulative effect of accounting change, adjusted to exclude amortization of goodwill and indefinite-lived intangible assets:

		2004	2003[1]	2002

Earnings before cumulative effect of accounting change, as reported		$647	$626	$525
Add back:	Goodwill Amortization	—	—	36
	Trademark Amortization	—	—	18

Adjusted earnings before cumulative effect of accounting change		$647	$626	$579

		2004	2003[1]	2002

Basic earnings per share before cumulative effect of accounting change, as reported		$1.58	$1.52	$1.28
Add back:	Goodwill Amortization	—	—	0.09
	Trademark Amortization	—	—	0.04

Adjusted basic earnings per share before cumulative effect of accounting change		$1.58	$1.52	$1.41

		2004	2003[1]	2002

Diluted earnings per share before cumulative effect of accounting change, as reported		$1.57	$1.52	$1.28
Add back:	Goodwill Amortization	—	—	0.09
	Trademark Amortization	—	—	0.04

Adjusted diluted earnings per share before cumulative effect of accounting change		$1.57	$1.52	$1.41

1	In the first quarter of 2003, the company recognized a $31 (net of a $17 tax benefit), or $.08 per share, cumulative effect of accounting change related to the adoption of SFAS No. 142.

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	August 1, 2004		August 3, 2003
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:[1]
Trademarks	$ 6	$(3)	$ 6	$(2)
Other	17	(7)	16	(7)

Total	$23	$(10)	$22	$(9)

Intangible assets not subject to amortization:
Trademarks	$1,053		$975
Pension	27		28
Other	2		2

Total	$1,082		$1,005

1
Amortization related to these assets was approximately $2 for 2004 and 2003. The estimated aggregated amortization expense for each of the five succeeding fiscal years is less than $2 per year. Asset useful lives range from five to thirty-four years.

Changes in the carrying amount for goodwill for the period are as follows:

	North America	North America		International
	Soup and	Sauces and	Biscuits and	Soup and
	Away From Home	Beverages	Confectionery	Sauces	Total

Balance at July 28, 2002	$336	$365	$339	$541	$1,581
Goodwill acquired	—	—	92	11	103
Impairment losses	(48)	—	—	—	(48)
Foreign currency translation adjustment	10	—	93	64	167

Balance at August 3, 2003	298	365	524	616	1,803
Foreign currency translation adjustment	5	—	40	52	97

Balance at August 1, 2004	$303	$365	$564	$668	$1,900

4	Business and Geographic Segment Information

Campbell Soup Company, together with its consolidated subsidiaries, is a global manufacturer and marketer of high quality, branded convenience food products. The company is organized and reports the results of operations in four segments: North America Soup and Away From Home, North America Sauces and Beverages, Biscuits and Confectionery, and International Soup and Sauces.

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

Accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those described in Note 1. The company evaluates segment performance before interest and taxes. The North America Soup and Away From Home and North America Sauces and Beverages segments operate under an integrated supply chain organization, sharing substantially all manufacturing, warehouse, distribution and sales activities. Accordingly, assets have been allocated between the two segments based on various measures, for example, budgeted production hours for fixed assets and depreciation.

The company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 13% of consolidated net sales in 2004 and 12% during 2003 and 2002. All of the company’s segments sold products to Wal-Mart Stores, Inc. or its affiliates.

Segment financial information for 2003 reflects the adoption of SFAS No. 142 as discussed in Note 3. Operating segment results for 2002 have been adjusted to reflect the pro forma impact of amortization eliminated under the standard. Amortization expense of $70 for 2002 has been eliminated from the prior period results.

Information about operations by business segment, reflecting the reclassifications described in Note 1, is as follows:

Business Segments

		Earnings
		Before	Depreciation	Capital
		Interest	and	Expen-	Segment
2004	Net Sales	and Taxes[2]	Amortization	ditures	Assets

North America Soup and Away From Home	$2,699	$602	$64	$97	$1,357
North America Sauces and Beverages	1,246	268	35	53	1,249
Biscuits and Confectionery	1,982	216	91	83	1,764
International Soup and Sauces	1,182	135	41	40	1,959
Corporate and Eliminations[1]	—	(106)	29	15	346

Total	$7,109	$1,115	$260	$288	$6,675

		Earnings
		Before	Depreciation	Capital
		Interest	and	Expen-	Segment
2003	Net Sales	and Taxes[3]	Amortization	ditures	Assets

North America Soup and Away From Home	$2,606	$632	$62	$71	$1,237
North America Sauces and Beverages	1,246	289	34	42	1,213
Biscuits and Confectionery	1,774	212	85	115	1,680
International Soup and Sauces	1,052	128	30	34	1,775
Corporate and Eliminations[1]	—	(156)	32	21	300

Total	$6,678	$1,105	$243	$283	$6,205

		Earnings
		Before	Depreciation	Capital
		Interest	and	Expen-	Segment
2002	Net Sales	and Taxes[3]	Amortization	ditures	Assets

North America Soup and Away From Home	$2,524	$634	$58	$75	$1,263
North America Sauces and Beverages	1,182	257	32	47	1,228
Biscuits and Confectionery	1,507	186	90	100	1,276
International Soup and Sauces	920	120	27	28	1,632
Corporate and Eliminations[1]	—	(143)	42	19	322

Total	$6,133	$1,054	$249	$269	$5,721

1	Represents unallocated corporate expenses and unallocated assets, including corporate offices, deferred income taxes and investments.

2
Contributions to earnings before interest and taxes by segment include the effect of a fourth quarter 2004 restructuring charge of $32 as follows: North America Soup and Away From Home — $7, North America Sauces and Beverages — $3, Biscuits and Confectionery — $12, International Soup and Sauces — $9, and Corporate — $1.

3
Contributions to earnings before interest and taxes by the Biscuits and Confectionery segment include the effect of costs of $1 in 2003 and $20 in 2002 associated with the Australian manufacturing reconfiguration.

Geographic Area Information

Information about operations in different geographic areas is as follows:

Net sales	2004	2003	2002

United States	$4,581	$4,549	$4,339
Europe	1,090	969	843
Australia/Asia Pacific	965	779	554
Other countries	570	492	502
Adjustments and eliminations	(97)	(111)	(105)

Consolidated	$7,109	$6,678	$6,133

Earnings before interest and taxes	2004	2003	2002

United States	$909	$965	$913
Europe	132	126	92
Australia/Asia Pacific	96	93	41
Other countries	84	77	81

Segment earnings before interest and taxes	1,221	1,261	1,127
Unallocated corporate expenses	(106)	(156)	(143)

Consolidated	$1,115	$1,105	$984

Identifiable assets	2004	2003	2002

United States	$2,898	$2,774	$2,797
Europe	1,890	1,718	1,586
Australia/Asia Pacific	1,184	1,100	725
Other countries	357	313	288
Corporate	346	300	325

Consolidated	$6,675	$6,205	$5,721

Transfers between geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each geographic region. The restructuring charge of $32 in 2004 was allocated to the geographic regions as follows: United States — $12, Europe — $9, Australia/Asia Pacific — $10, and Other countries — $1. The restructuring charge in 2002 was allocated to Australia/Asia Pacific.

5	Restructuring Program

A restructuring charge of $32 ($22 after tax) was recorded in the fourth quarter 2004 for severance and employee benefit costs associated with a worldwide reduction in workforce and with the implementation of a distribution and logistics realignment in Australia. These programs are part of cost savings initiatives designed to improve the company’s operating margins and asset utilization. Approximately 400 positions were eliminated under the reduction in workforce program resulting in a restructuring charge of $23. The reductions represent the elimination of layers of management, elimination of redundant positions due to the realignment of operations in North America, and reorganization of the U.S. sales force. The majority of the terminations occurred in the fourth quarter.

The distribution and logistics realignment in Australia represents converting a direct store delivery system to a central warehouse system. As a result of this program, over 200 positions will be eliminated due to the outsourcing of the infrastructure. A restructuring charge of $9 was recorded for this program. The majority of the terminations will occur in 2005.

A restructuring charge of $10 ($7 after tax) was recorded in the fourth quarter 2001 for severance costs associated with the reconfiguration of the manufacturing network of Arnott’s in Australia. In the second quarter 2002, the company recorded an additional $1 restructuring charge related to planned severance actions. Related costs of approximately $1 in 2003 and $19 ($13 after tax) in 2002 were recorded as Cost of products sold, primarily representing accelerated depreciation on assets to be taken out of service. This program was designed to drive greater manufacturing efficiency resulting from the closure of the Melbourne plant. Approximately 550 jobs were eliminated due to the plant closure.

A summary of restructuring reserves at August 1, 2004 and related activity is as follows:

	Accrued			Accrued
	Balance at			Pension	Balance at
	August 3,	2004	Cash	Termination	August 1,
	2003	Charge	Payments	Benefits) [1]	2004

Severance pay and benefits	$—	32	(1)	(3)	$28

1	Pension termination benefits are recognized as a reduction of the prepaid pension asset. See Note 9 to the Consolidated Financial Statements.

6	Other Expenses/(Income)

	2004	2003	2002

Foreign exchange losses	$7	$15	$9
Amortization of intangible and other assets	2	2	78
Gain on asset sales	(10)	(16)	—
Adjustments to long-term investments	10	36	16
Gain from settlement of a lawsuit	(16)	—	—
Other	(6)	(9)	(4)

	$(13)	$28	$99

Adjustments to long-term investments represent a non-cash write-down to estimated fair market value of investments in affordable housing partnerships.

In 2003, certain stock-based incentive compensation expenses were reclassified from Other expenses/(income) to reflect the costs by function on various lines of the Statements of Earnings. Prior periods have been reclassified to conform to the current presentation.

7	Interest Expense

	2004	2003	2002

Interest expense	$177	$188	$191
Less: Interest capitalized	3	2	1

	$174	$186	$190

8	Acquisitions

In the first quarter 2004, the company acquired certain Australian chocolate biscuit brands for approximately $9. These brands are included in the Biscuits and Confectionery segment.

In the first quarter 2003, the company acquired two businesses for cash consideration of approximately $170 and assumed debt of approximately $20. The company acquired Snack Foods Limited, a leader in the Australian salty snack category, and Erin Foods, the number two dry soup manufacturer in Ireland. Snack Foods Limited is included in the Biscuits and Confectionery segment. Erin Foods is included in the International Soup and Sauces segment. The businesses have annual sales of approximately $160. The pro forma impact on net earnings or earnings per share for the prior periods would not have been material.

9	Pension and Postretirement Benefits

Pension Benefits Substantially all of the company’s U.S. and certain non-U.S. employees are covered by noncontributory defined benefit pension plans. In 1999, the company implemented significant amendments to certain U.S. plans. Under a new formula, retirement benefits are determined based on percentages of annual pay and age. To minimize the impact of converting to the new formula, service and earnings credit will continue to accrue for active employees participating in the plans under the formula prior to the amendments through the year 2014. Employees will receive the benefit from either the new or old formula, whichever is higher. Benefits become vested upon the completion of five years of service. Benefits are paid from funds previously provided to trustees and insurance companies or are paid directly by the company from general funds. Plan assets consist primarily of investments in equities, fixed income securities, and real estate.

Postretirement Benefits The company provides postretirement benefits including health care and life insurance to substantially all retired U.S. employees and their dependents. In 1999, changes were made to the postretirement benefits offered to certain U.S. employees. Participants who were not receiving postretirement benefits as of May 1, 1999 will no longer be eligible to receive such benefits in the future, but the company will provide access to health care coverage for non-eligible future retirees on a group basis. Costs will be paid by the participants. To preserve the economic benefits for employees near retirement, participants who were at least age 55 and had at least 10 years of continuous service remain eligible for postretirement benefits.

The company uses the fiscal year end as the measurement date for the benefit plans.

Components of net periodic benefit cost:

Pension	2004	2003	2002

Service cost	$50	$46	$36
Interest cost	111	112	109
Expected return on plan assets	(150)	(153)	(159)
Amortization of prior service cost	6	6	6
Recognized net actuarial loss	23	14	4
Curtailment/special termination benefits	3	4	—

Net periodic pension (income) expense	$43	$29	$(4)

The special termination benefits recognized in 2004 primarily relate to a reduction in workforce in the United Kingdom. This amount was recognized as a component of the restructuring charges described in Note 5 to the Consolidated Financial Statements. The special termination benefits recognized in 2003 relate to European reductions in workforce.

Postretirement	2004	2003	2002

Service cost	$4	$4	$5
Interest cost	23	21	21
Amortization of prior service cost	(10)	(11)	(14)
Amortization of net loss	5	—	—

Net periodic postretirement expense	$22	$14	$12

Change in benefit obligation:

	Pension		Postretirement
	2004	2003	2004	2003

Obligation at beginning of year	$1,798	$1,669	$373	$340
Acquisition adjustment	—	13	—	—
Service cost	50	46	4	4
Interest cost	111	112	23	21
Plan amendments	(3)	—	(21)	—
Actuarial loss	23	62	(19)	37
Participant contributions	3	2	—	—
Curtailment/ special termination benefits	3	4	—	—
Benefits paid	(119)	(132)	(27)	(29)
Foreign currency adjustment	27	22	—	—

Benefit obligation at end of year	$1,893	$1,798	$333	$373

Change in the fair value of pension plan assets:

	2004	2003

Fair value at beginning of year	$1,472	$1,377
Acquisition adjustment	—	12
Actual return on plan assets	184	172
Employer contributions	65	19
Participants contributions	3	2
Benefits paid	(115)	(127)
Foreign currency adjustment	18	17

Fair value at end of year	$1,627	$1,472

Funded status as recognized in the
Consolidated Balance Sheets:

	Pension		Postretirement
	2004	2003	2004	2003

Funded status at end of year	$(266)	$(326)	$(333)	$(373)
Unrecognized prior service cost	42	51	(33)	(22)
Unrecognized loss	661	682	49	72

Net amount recognized	$437	$407	$(317)	$(323)

Amounts recognized in the Consolidated Balance Sheets:

Pension	2004	2003

Prepaid benefit cost	$103	$49
Intangible asset	27	28
Accumulated other comprehensive loss	307	330

Net amount recognized	$437	$407

The accumulated benefit obligation for all pension plans was $1,336 at August 1, 2004 and $1,249 at August 3, 2003. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1,340, $1,204, and $1,046, respectively, as of August 1, 2004 and $1,256, $1,131, and $929, respectively, as of August 3, 2003.

The current portion of nonpension postretirement benefits included in Accrued liabilities was $19 at August 1, 2004 and August 3, 2003.

Increase (decrease) in pension minimum liability included in other comprehensive income:

2004	2003

$(23)	$3

Weighted-average assumptions used to determine benefit obligations at the end of the year:

	Pension		Postretirement
	2004	2003	2004	2003

Discount rate	6.19%	6.39%	6.25%	6.50%
Rate of compensation increases	4.21%	4.43%	—	—

Weighted-average assumptions used to determine net periodic benefit cost for the years ended:

Pension	2004	2003	2002

Discount rate	6.39%	6.90%	7.25%
Expected return on plan assets	8.78%	9.30%	10.00%
Rate of compensation increase	4.43%	4.50%	4.50%

The discount rate used to determine postretirement medical benefit cost was 6.5% in 2004, 7.00% in 2003, and 7.25% in 2002.

The long-term rate of return on assets for the company’s global plans is a weighted average of the long-term rates of return selected for the various countries where the company has funded pension plans. These rates of return are set annually and are based upon the long-term historical investment performance of the plans and an estimate of future long-term investment returns for the current asset allocation.

Assumed health care cost trend rates at the end of the year:

	2004	2003

Health care cost trend rate assumed for next year	9.00%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2009	2008

A one percentage point change in assumed health care costs would have the following effects on 2004 reported amounts:

	Increase	Decrease

Effect of service and interest cost	$ 2	$ (2)
Effect on the 2004 accumulated benefit obligation	$32	$(27)

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The effects of the Act were reflected in the 2004 valuation. See also Note 1 to Consolidated Financial Statements for additional information.

Obligations related to non-U.S. postretirement benefit plans are not significant since these benefits are generally provided through government-sponsored plans.

Plan Assets

The company’s year-end pension plan weighted-average asset allocations by category were:

	Strategic
	Target	2004	2003

Equity securities	68%	68%	73%
Debt securities	22%	21%	21%
Real estate and other	10%	11%	6%

Total	100%	100%	100%

The fundamental goal underlying the pension plans’ investment policy is to ensure that the assets of the plans are invested in a prudent manner to meet the obligations of the plans as these obligations come due. Investment practices must comply with applicable laws and regulations.

The company’s investment strategy is based on an expectation that equity securities will outperform debt securities over the long term. Accordingly, in order to maximize the return on assets, a majority of assets are invested in equities. Additional asset classes with dissimilar expected rates of return, return volatility, and correlations of returns are utilized to reduce risk by providing diversification relative to equities. Investments within each asset class are also diversified to further reduce the impact of losses in single investments. The use of derivative instruments is permitted where appropriate and necessary to achieve overall investment policy objectives and asset class targets.

The company establishes strategic asset allocation percentage targets and appropriate benchmarks for each significant asset class to obtain a prudent balance between return and risk. The interaction between plan assets and benefit obligations is periodically studied to assist in the establishment of strategic asset allocation targets.

Estimated future benefit payments are as follows:

	Pension	Postretirement

2005	$144	$ 30
2006	$138	$ 30
2007	$139	$ 29
2008	$140	$ 28
2009	$147	$ 27
2010-2014	$790	$123

The benefit payments include payments from funded and unfunded plans.

The company made a voluntary contribution of $35 to a U.S. pension plan subsequent to August 1, 2004. The company is not required to make additional contributions to the U.S. plans in 2005. Contributions to non-U.S. plans are expected to be $20 in 2005.

Savings Plan The company sponsors employee savings plans which cover substantially all U.S. employees. After one year of continuous service, the company historically matched 50% of employee contributions up to 5% of compensation. Effective January 1, 2004, the company increased the amount of matching contribution from 50% to 60% of the employee’s contributions. Amounts charged to Costs and expenses were $14 in 2004, $11 in 2003 and $13 in 2002.

10	Taxes on Earnings

The provision for income taxes on earnings consists of the following:

	2004	2003	2002

Income taxes:
Currently payable
Federal	$184	$178	$201
State	13	13	19
Non-U.S.	52	35	48

	249	226	268

Deferred
Federal	47	62	7
State	2	1	—
Non-U.S.	2	9	(2)

	51	72	5

	$300	$298	$273

Earnings before income taxes:
United States	$691	$686	$642
Non-U.S.	256	238	156

	$947	$924	$798

The following is a reconciliation of the effective income tax rate on continuing operations with the U.S. federal statutory income tax rate:

	2004	2003	2002

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal tax benefit)	1.0	1.0	1.6
Tax effect of international items	(2.9)	(2.3)	(0.8)
Tax loss carryforwards	(0.2)	(0.1)	(0.4)
Other	(1.2)	(1.4)	(1.2)

Effective income tax rate	31.7%	32.2%	34.2%

Deferred tax liabilities and assets are comprised of the following:

	2004	2003

Depreciation	$186	$170
Pensions	37	24
Amortization	169	138
Other	125	109

Deferred tax liabilities	517	441

Benefits and compensation	202	184
Tax loss carry forwards	26	22
Other	96	100

Gross deferred tax assets	324	306
Deferred tax asset valuation allowance	(22)	(20)

Net deferred tax assets	302	286

Net deferred tax liability	$215	$155

At August 1, 2004, non-U.S. subsidiaries of the company have tax loss carryforwards of approximately $78. Of these carryforwards, $3 expire through 2009 and $75 may be carried forward indefinitely. The current statutory tax rates in these countries range from 13% to 46%.

U.S. income taxes have not been provided on undistributed earnings of non-U.S. subsidiaries of approximately $514, which are deemed to be permanently invested. If remitted, tax credits or planning strategies should substantially offset any resulting tax liability.

11	Accounts Receivable

	2004	2003

Customers	$503	$425
Allowances	(39)	(40)

	464	385
Other	26	28

	$490	$413

12	Inventories

	2004	2003

Raw materials, containers and supplies	$294	$264
Finished products	501	445

	$795	$709

Approximately 55% of inventory in 2004 and 57% of inventory in 2003 is accounted for on the last in, first out method of determining cost. If the first in, first out inventory valuation method had been used exclusively, inventories would not differ materially from the amounts reported at August 1, 2004 and August 3, 2003.

13	Other Current Assets

	2004	2003

Deferred taxes	$117	$90
Other	47	46

	$164	$136

14	Plant Assets

	2004	2003

Land	$70	$66
Buildings	1,009	974
Machinery and equipment	2,977	2,827
Projects in progress	192	145

	4,248	4,012
Accumulated depreciation	(2,347)	(2,169)

	$1,901	$1,843

Depreciation expense provided in Costs and expenses was $258 in 2004, $241 in 2003 and in 2002. Approximately $129 of capital expenditures are required to complete projects in progress at August 1, 2004.

15	Other Assets

	2004	2003

Prepaid pension benefit cost	$103	$49
Investments	150	160
Other	45	42

	$298	$251

Investments consist primarily of several limited partnership interests in affordable housing partnership funds. These investments generate significant tax credits. The company’s ownership primarily ranges from approximately 12% to 19%. The decrease in the carrying value of these investments represents a write-down to estimated fair market value.

16	Notes Payable and Long-term Debt

Notes payable consists of the following:

	2004	2003

Commercial paper	$790	$668
Current portion of Long-term Debt	—	600
Variable-rate bank borrowings	14	11
Fixed-rate borrowings	6	—

	$810	$1,279

Commercial paper had a weighted average interest rate of 3.23% and 2.33% at August 1, 2004 and August 3, 2003, respectively.

The current portion of Long-term Debt had a weighted average interest rate of 3.15% at August 3, 2003.

The company has two committed lines of credit totaling $1,800 that support commercial paper borrowings and remain unused at August 1, 2004, except for $34 of standby letters of credit issued on behalf of the company.

Long-term Debt consists of the following:

Type	Fiscal Year of Maturity	Rate	2004	2003

Notes	2007	6.90%	$300	$300
Notes	2007	5.50%	300	300
Notes	2009	5.88%	300	300
Notes	2011	6.75%	700	700
Notes	2013	5.00%	400	400
Notes	2014	4.88%	300	—
Debentures	2021	8.88%	200	200
Other			43	49

			$2,543	$2,249

The fair value of the company’s long-term debt including the current portion of long-term debt in Notes payable was $2,736 at August 1, 2004, and $3,080 at August 3, 2003.

The company has $300 of long-term debt available to issue as of August 1, 2004 under a shelf registration statement filed with the Securities and Exchange Commission.

Principal amounts of debt mature as follows: 2005 – $810 (in current liabilities); 2006 – $1; 2007 – $606; 2008 – $1; 2009 – $301 and beyond – $1,634.

17	Other Liabilities

	2004	2003

Deferred taxes	$332	$245
Deferred compensation	108	102
Postemployment benefits	15	19
Fair value of derivatives	151	97
Other	15	19

	$621	$482

The deferred compensation plan is an unfunded plan maintained for the purpose of providing the company’s directors and certain of its executives the opportunity to defer a portion of their compensation. All forms of compensation contributed to the deferred compensation plan are accounted for in accordance with the underlying program. Contributions are credited to an investment account in the participant’s name, although no funds are actually contributed to the investment account and no investment choices are actually purchased. Four investment choices are available, including: (1) a book account which tracks the total return on company stock; (2) a book account that tracks performance of Fidelity’s Spartan U.S. Equity Index Fund; (3) a book account which tracks the performance of Fidelity’s Puritan Fund and; (4) a book account that credits interest based on the Wall Street Journal indexed prime rate. Participants can reallocate investments daily and are entitled to the gains and losses on investment funds. The company recognizes an amount in the Statements of Earnings for the market appreciation/depreciation of each fund, as appropriate.

18	Financial Instruments

The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term debt approximate fair value. The fair values of long-term debt, as indicated in Note 16, and derivative financial instruments are based on quoted market prices.

In 2001, the company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138 and SFAS No. 149. The standard requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships.

The company utilizes certain derivative financial instruments to enhance its ability to manage risk, including interest rate, foreign currency, commodity and certain equity-linked employee compensation exposures that exist as part of ongoing business operations. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The company does not enter into contracts for speculative purposes, nor is it a party to any leveraged derivative instrument.

The company is exposed to credit loss in the event of nonperformance by the counterparties on derivative contracts. The company minimizes its credit risk on these transactions by dealing only with leading, credit-worthy financial institutions having long-term credit ratings of “A” or better and, therefore, does not anticipate nonperformance. In addition, the contracts are distributed among several financial institutions, thus minimizing credit risk concentration.

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

Changes in the fair value of a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current period earnings. Changes in the fair value of a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows. Changes in the fair value of a foreign-currency hedge are recorded in either current period earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge (e.g., a hedge of a firm commitment that is to be settled in foreign currency) or a cash-flow hedge (e.g., a hedge of a foreign-currency-denominated forecasted transaction). If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the cumulative translation adjustments account within Shareowners’ equity (deficit).

The company finances a portion of its operations through debt instruments primarily consisting of commercial paper, notes, debentures and bank loans. The company utilizes interest rate swap agreements to minimize worldwide financing costs and to achieve a targeted ratio of variable-rate versus fixed-rate debt.

In September 2003, the company entered into ten-year interest rate swaps that converted $200 of the 4.875% fixed-rate notes issued during that month to variable. The company also entered into $100 five-year interest rate swaps that converted a portion of the 5.875% fixed-rate notes due October 2008 to variable.

In April 2004, the company entered into a $50 interest rate swap that converted a portion of the 6.9% fixed-rate notes due October 2006 to variable.

In May 2004, the company entered into a $50 interest rate swap that converted a portion of the 6.9% fixed-rate notes due October 2006 to variable.

In November 2002, the company terminated interest rate swap contracts with a notional value of $250 that converted fixed-rate debt (6.75% notes due 2011) to variable and received $37. Of this amount, $3 represented accrued interest earned on the swap prior to the termination date. The remainder of $34 is being amortized over the remaining life of the notes as a reduction to interest expense. The company also entered into ten-year interest rate swaps that converted $300 of ten-year 5% fixed-rate notes issued in November 2002 to variable.

In 2002, the company entered into interest rate swaps that converted fixed-rate debt (5.50% notes due in 2007 and 5.875% notes due in 2009) to variable. Fixed-to-variable interest rate swaps are accounted for as fair-value hedges. Gains and losses on these instruments are recorded in earnings as adjustments to interest expense, offsetting gains and losses on the hedged item. The notional amount of fair-value interest rate swaps was $875 and $475 at August 1, 2004 and August 3, 2003, respectively. The swaps had a minimal fair value at August 1, 2004 and a fair value of $2 at August 3, 2003.

In 2002, the company also entered into interest rate swaps with a notional value of $300 that converted variable-rate debt to fixed. The swaps matured in 2004.

In anticipation of the $300 seven-year notes issued in September 2001, the company entered into forward-starting interest rate swap contracts with a notional value of $138. Upon issuance of the notes, the contracts were settled at a loss of approximately $4. This loss was recorded in other comprehensive income (loss) and is being amortized to interest expense over the life of the notes.

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

Qualifying foreign exchange forward and cross-currency swap contracts are accounted for as cash-flow hedges when the hedged item is a forecasted transaction, or when future cash flows related to a recognized asset or liability are expected to be received or paid. The effective portion of the changes in fair value on these instruments is recorded in Accumulated other comprehensive income (loss) and is reclassified into the Statements of Earnings on the same line item and in the same period or periods in which the hedged transaction affects earnings. The assessment of effectiveness for contracts is based on changes in spot rates. The fair value of these instruments was $(147) at August 1, 2004.

Qualifying foreign exchange forward contracts are accounted for as fair-value hedges when the hedged item is a recognized asset, liability or firm commitment. The fair-value of such contracts was not material at August 1, 2004.

The company also enters into certain foreign exchange forward contracts and variable-to-variable cross-currency swap contracts that are not designated as accounting hedges. These instruments are primarily intended to reduce volatility of certain intercompany financing transactions. Gains and losses on derivatives not designated as accounting hedges are typically recorded in Other expenses/(income), as an offset to gains (losses) on the underlying transactions. The fair value of these instruments was $(8) at August 1, 2004.

Foreign exchange forward contracts typically have maturities of less than eighteen months. Principal currencies include the Australian dollar, British pound, Canadian dollar, euro, Japanese yen and Swedish krona.

As of August 1, 2004, the accumulated derivative net loss in other comprehensive income for cash-flow hedges, including the foreign exchange forward and cross-currency contracts, forward-starting swap contracts and treasury lock agreements was $1, net of tax. As of August 3, 2003 the accumulated derivative net loss in other comprehensive income for cash-flow hedges, including the cross-currency swaps, variable-to-fixed interest rate swaps and forward-starting swap contracts was $5, net of tax. Reclassifications from Accumulated other comprehensive income (loss) into the Statements of Earnings during the period ended August 1, 2004 were not material. There were no discontinued cash-flow hedges during the year. At August 1, 2004, the maximum maturity date of any cash-flow hedge was approximately nine years.

Other disclosures related to hedge ineffectiveness, gains (losses) excluded from the assessment of hedge effectiveness, gains (losses) arising from effective hedges of net investments, gains (losses) resulting from the discontinuance of hedge accounting and reclassifications from other comprehensive income to earnings have been omitted due to the insignificance of these amounts.

The company principally uses a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. The company may also enter into commodity futures contracts, as considered appropriate, to reduce the volatility of price fluctuations for commodities such as corn, cocoa, soybean meal, soybean oil, and wheat. As of August 1, 2004 the fair value of open contracts related to commodity hedging activity was $(4).

The company is exposed to equity price changes related to certain employee compensation obligations. Swap contracts are utilized to hedge exposures relating to certain employee compensation obligations linked to the total return of the Standard & Poor’s 500 Index and the total return of the company’s capital stock. The company pays a variable interest rate and receives the equity returns under these instruments. The notional value of the equity swap contracts, which mature in 2005, was $34 at August 1, 2004. These instruments are not designated as accounting hedges. Gains and losses are recorded in the Statements of Earnings. The net asset recorded under these contracts at August 1, 2004 was approximately $1.

19	Shareowners' Equity (Deficit)

The company has authorized 560 million shares of Capital stock with $.0375 par value and 40 million shares of Preferred stock, issuable in one or more classes, with or without par as may be authorized by the Board of Directors. No Preferred stock has been issued.

The company sponsors a long-term incentive compensation plan. Under the plan, restricted stock and options may be granted to certain officers and key employees of the company. The plan provides for future awards of approximately 32 million shares of Capital stock, although this amount may increase upon the lapse, expiration, or termination of previously issued awards. Options are granted at a price not less than the fair value of the shares on the date of grant and expire not later than ten years after the date of grant. Options vest over a three-year period. See also Note 1 to the Consolidated Financial Statements for additional information on accounting for stock-based compensation, including the pro forma impact if the company applied the fair value recognition provisions of SFAS No.123.

In 2001, the Board of Directors authorized the conversion of certain stock options to shares of restricted stock based on specified conversion ratios. The exchange, which was voluntary,

replaced approximately 4.7 million options with approximately one million restricted shares. Depending on the original grant date of the options, the restricted shares vested in 2002, 2003 or 2004. The company recognized compensation expense throughout the vesting period of the restricted stock. Compensation expense related to this award was $3 in 2004, $6 in 2003 and $11 in 2002.

Restricted shares granted are as follows:

(shares in thousands)	2004	2003	2002

Restricted Shares
Granted	1,324	900	94

Information about stock options and related activity is as follows:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
(options in thousands)	2004	Price	2003	Price	2002	Price

Beginning of year	28,862	$28.29	30,006	$28.21	17,370	$30.30
Granted	10,471	$26.85	577	$22.89	15,176	$25.53
Exercised	(1,325)	$19.08	(847)	$19.66	(827)	$17.52
Terminated	(2,233)	$28.69	(874)	$28.67	(1,713)	$31.16

End of year	35,775	$28.18	28,862	$28.29	30,006	$28.21

Exercisable at end of year	21,234		17,665		12,595

(options in thousands)	Stock Options Outstanding			Exercisable Options
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices	Shares	Life	Price	Shares	Price

$16.81-$22.60	1,156	2.1	$22.49	1,022	$22.56
$22.61-$31.91	31,544	7.0	$27.16	17,137	$27.93
$31.92-$44.41	2,611	4.5	$38.52	2,611	$38.52
$44.42-$56.50	464	2.5	$54.10	464	$54.10

	35,775			21,234

For the periods presented in the Consolidated Statements of Earnings, the calculations of basic earnings per share and earnings per share assuming dilution vary in that the weighted average shares outstanding assuming dilution includes the incremental effect of stock options and restricted stock programs, except when such effect would be antidilutive. Stock options to purchase 26 million shares of capital stock for 2004 and 2003 and 18 million shares of capital stock for 2002 were not included in the calculation of diluted earnings per share because the exercise price of the stock options exceeded the average market price of the capital stock and therefore, would be antidilutive.

20	Commitments and Contingencies

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

The company received an Examination Report from the Internal Revenue Service on December 23, 2002, which included a challenge to the treatment of gains and interest deductions claimed in the company’s fiscal 1995 federal income tax return, relating to transactions involving government securities. If the proposed adjustment were upheld, it would require the company to pay a net amount of approximately $100 in taxes, accumulated interest as of December 23, 2002, and penalties. Interest will continue to accrue until the matter is resolved. The company believes these transactions were properly reported on its federal income tax return in accordance with applicable tax laws and regulations in effect during the period involved and is challenging these adjustments vigorously. While the outcome of proceedings of this type cannot be predicted with certainty, the company believes that the ultimate outcome of this matter will not have a material impact on the consolidated financial condition or results of operation of the company.

The company is a party to other legal proceedings and claims, environmental matters and tax issues arising out of the normal course of business. Although the results of the pending claims and litigation cannot be predicted with certainty, in management’s opinion, the final outcome of these other legal proceedings and claims, environmental matters and tax issues will not have a material effect on the consolidated results of operations, financial position or cash flows of the company.

The company has certain operating lease commitments, primarily related to warehouse and office facilities, retail store space, and certain equipment. Future minimum annual rental payments under these operating leases are as follows:

2005	2006	2007	2008	2009	Thereafter

$65	$53	$41	$35	$30	$57

In November 2002, FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. FIN 45 clarifies the requirements relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

The company guarantees almost 1,300 bank loans made to Pepperidge Farm independent sales distributors by third party financial institutions for the purchase of distribution routes. The maximum potential amount of future payments the company could be required to make under the guarantees is approximately $95. The company’s guarantees are indirectly secured by the distribution routes. The company does not believe it is probable that it will be required to make guarantee payments as a result of defaults on the bank loans guaranteed. Prior to the adoption of FIN 45, no amounts were recognized on the Consolidated Balance Sheets related to these guarantees. The amounts recognized as of August 1, 2004 and August 3, 2003 are not material.

The company has provided certain standard indemnifications in connection with divestitures, contracts and other transactions. Certain indemnifications have finite expiration dates. Liabilities recognized based on known exposures related to such matters are not material at August 1, 2004.

21	Statements of Cash Flows

	2004	2003	2002

Cash Flows from Operating Activities:
Other non-cash charges to net earnings:
Non-cash compensation/benefit related expense	$91	$60	$41
Net loss on fixed assets, long-term investments, minority interest	11	33	16
Other	(5)	—	(4)

Total	$97	$93	$53

Other:
Benefit related payments	$(46)	$(44)	$(46)
Payments for hedging activities	(59)	(67)	(48)
Other	2	(7)	3

Total	$(103)	$(118)	$(91)

	2004	2003	2002

Interest paid, net of amounts capitalized	$168	$173	$173
Interest received	$6	$5	$4
Income taxes paid	$249	$225	$222

22	Quarterly Data (unaudited)

2004	First	Second	Third	Fourth

Net sales	$1,909	$2,100	$1,667	$1,433
Cost of products sold	1,108	1,212	995	872
Net earnings[1]	211	235	142	59
Per share – basic
Net earnings[1]	0.51	0.57	0.35	0.14
Dividends	0.1575	0.1575	0.1575	0.1575
Per share – assuming dilution
Net earnings[1]	0.51	0.57	0.34	0.14
Market price
High	$27.90	$27.39	$28.70	$28.13
Low	$23.26	$24.92	$26.15	$25.03

2003	First	Second	Third	Fourth

Net sales	$1,705	$1,918	$1,600	$1,455
Cost of products sold	971	1,056	920	858
Net earnings[2]	161	231	129	74
Per share – basic
Net earnings[2]	0.39	0.56	0.31	0.18
Dividends	0.1575	0.1575	0.1575	0.1575
Per share – assuming dilution
Net earnings[2]	0.39	0.56	0.31	0.18
Market price
High	$23.90	$24.99	$24.30	$26.43
Low	$21.00	$19.65	$19.95	$21.35

1	Net earnings in the fourth quarter include a restructuring charge of $22 or $.05 per share. (See Note 5 to the Consolidated Financial Statements.)

2	Net earnings in the first quarter include the cumulative effect of a change in accounting principle of $31 or $.08 per share. (See Note 3 to the Consolidated Financial Statements.)

In 2003, the company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” and discontinued the amortization of goodwill and indefinite-lived intangible assets. See Note 3 to the Consolidated Financial Statements.

Report of Management

The accompanying financial statements have been prepared by the management of the company in conformity with generally accepted accounting principles to reflect the financial position of the company and its operating results. Financial information appearing throughout this Annual Report is consistent with that in the financial statements. Management is responsible for the information and representations in such financial statements, including the estimates and judgments required for their preparation.

In order to meet its responsibility, management maintains a system of internal controls designed to assure that assets are safeguarded and that financial records properly reflect all transactions. The company also maintains a worldwide auditing function to periodically evaluate the adequacy and effectiveness of such internal controls, as well as the company’s administrative procedures and reporting practices. The company believes that its long-standing emphasis on the highest standards of conduct and business ethics, set forth in extensive written policy statements, serves to reinforce its system of internal accounting controls.

The report of PricewaterhouseCoopers LLP, the company’s independent auditors, covering their audit of the financial statements, is included in this Annual Report. Their independent audit of the company’s financial statements includes a review of the system of internal accounting controls to the extent they consider necessary to evaluate the system as required by generally accepted auditing standards.

The company’s internal auditors report directly to the Audit Committee of the Board of Directors, which is composed entirely of Directors who are not officers or employees of the company. The Audit Committee meets regularly with the internal auditors, other management personnel, and the independent auditors. The independent auditors and the internal auditors have had, and continue to have, direct access to the Audit Committee without the presence of other management personnel, and have been directed to discuss the results of their audit work and any matters they believe should be brought to the Committee’s attention.

Douglas R. Conant
President and Chief Executive Officer

Robert A. Schiffner
Senior Vice President and Chief Financial Officer

Anthony P. DiSilvestro
Vice President — Controller

September 13, 2004

Report of Independent Registered Public Accounting Firm
To the Shareowners and Directors of Campbell Soup Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, shareowners’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Campbell Soup Company and its subsidiaries at August 1, 2004 and August 3, 2003, and the results of their operations and their cash flows for each of the three years in the period ended August 1, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, effective July 29, 2002, the Company adopted Statement of Financial Accounting Standard No.142, “Goodwill and Other Intangible Assets.”

Philadelphia, Pennsylvania

September 23, 2004

Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of August 1, 2004 (the “Evaluation Date”). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief

Financial Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective, and are reasonably designed to ensure that all material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

During the quarter ended August 1, 2004, there were no changes in the company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers
of the Registrant

The sections entitled “Election of Directors” and “Directors and Executive Officers Stock Ownership Reports” in the company’s Proxy Statement for the Annual Meeting of Shareowners to be held on November 18, 2004 (the “2004 Proxy”) are incorporated herein by reference. The information presented in the section entitled “Board Committees” in the 2004 Proxy relating to the members of the company’s Audit Committee is incorporated herein by reference. The information presented in the section entitled “Audit Committee Report” in the 2004 Proxy relating to the Audit Committee’s financial experts is incorporated herein by reference.

Certain of the information required by this Item relating to the executive officers of Campbell is set forth in the heading “Executive Officers of the Company.”

The company has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers that applies to the company’s Chief Executive Officer, Chief Financial Officer, Controller and members of the Chief Financial Officer’s financial leadership team. The Code of Ethics for the Chief Executive Officer and Senior Financial Officers is posted on the company’s website, www.campbellsoupcompany.com (under the “Governance” caption). The company intends to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for the Chief Executive Officer and Senior Financial Officers by posting such information on its website.

The company has also adopted a separate Code of Business Conduct and Ethics applicable to the Board of Directors, the company’s officers and all of the company’s employees. The Code of Business Conduct and Ethics is posted on the company’s website, www.campbellsoupcompany.com (under the “Governance” caption). The company’s Corporate Governance Standards and the charters of the company’s four standing committees of the Board of Directors can also be found at this website. Printed copies of the foregoing are available to any shareowner requesting a copy by writing to: Corporate Secretary, Campbell Soup Company, 1 Campbell Place, Camden, NJ 08103.

Item 11. Executive Compensation

The information presented in the sections entitled “Summary Compensation,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values,” “Pension Plans,” “Director Compensation,” “Employment Agreements and Termination Arrangements” and “Compensation and Organization Committee Interlocks and Insider Participation” in the 2004 Proxy is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners
and Management

The information presented in the sections entitled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2004 Proxy is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about the company’s capital stock that may be issued under the company’s equity compensation plans as of August 1, 2004:

			Number of Securities Remaining
	Number of Securities to	Weighted-Average	Available For Future Issuance
	be Issued Upon Exercise	Exercise Price of	Under Equity Compensation
	of Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights (a)	Warrants and Rights (b)	Reflected in the First Column) (c)

Equity Compensation Plans Approved by Security Holders (1)	35,774,544	$28.18	32,097,311
Equity Compensation Plans Not Approved by Security Holders (2)	1,174,909	N/A	N/A

Total	36,949,453	N/A	32,097,311

(1)
Column (a) represents stock options granted under the 2003 Long-Term Incentive Plan, 1994 Long-Term Incentive Plan and the 1984 Long-Term Incentive Plan. No additional awards can be made under the 1994 Long-Term Incentive Plan or the 1984 Long-Term Incentive Plan. Column (c) represents the maximum amount of future equity awards that can be made under the 2003 Long-Term Incentive Plan as of August 1, 2004, which may take the form of stock options, stock appreciation rights, performance unit awards, restricted stock, restricted performance stock or stock awards. In the event any award (or portion thereof) under the 1994 Long-Term Incentive Plan lapses, expires or is otherwise terminated without the issuance of any company capital stock or is settled by delivery of consideration other than company capital stock, the maximum number of future equity awards that can be made under the 2003 Long-Term Incentive Plan automatically increases by the number of such shares.

(2)
The company’s Deferred Compensation Plan (the “Plan”) allows participants the opportunity to invest in various book accounts, including a book account that tracks the performance of the company’s capital stock (the “Stock Account”). Upon distribution, participants may receive the amounts invested in the Stock Account in the form of shares of capital stock. Column (a) represents the maximum number of shares that could be issued upon a complete distribution of all amounts in the Stock Account. This calculation is based upon the amount of funds in the Stock Account as of August 1, 2004 and a $25.59 share price, which was the closing price of a share of company stock on July 30, 2004 (the last business day before August 1, 2004). 767,096 of the total number of shares that could be issued upon a complete distribution of the Plan are fully vested, and 407,813 of the shares are subject to restrictions.

Deferred Compensation Plan The Compensation and Organization Committee of the Board of Directors approved the Plan. The Plan is an unfunded plan maintained for the purpose of providing the company’s directors and U.S.-based executives and key managers the opportunity to defer a portion of their earned compensation. Plan participants may defer a portion of their base salaries and all or a portion of their annual incentive compensation, long-term incentive awards, certain stock option gains (eliminated following fiscal 2004) and director retainers and fees. The Plan was not submitted for security holder approval because it does not provide additional compensation to participants. It is a vehicle for participants to defer earned compensation, and phantom stock units are credited to each participant’s account based upon the full current market value of the company’s capital stock.

Each participant’s contributions to the Plan are credited to an investment account in the participant’s name. Gains and losses in the participant’s account are based on the performance of the investment choices the participant has selected. Four investment choices are available, including the Stock Account. In addition to the Stock Account, participants also generally have the opportunity to invest in (i) a book account that tracks the performance of Fidelity’s Spartan U.S. Equity Index Fund, (ii) a book account that tracks the performance of Fidelity’s Puritan Fund, and (iii) a book account that credits interest at the Wall Street Journal indexed prime rate (determined on November 1 for the subsequent calendar year).

A participant may reallocate his or her investment account at any time among the four investment choices, except that (i) stock option gains must be invested in the Stock Account, (ii) restricted stock awards must be invested in the Stock Account during the restriction period and (iii) reallocations of the Stock Account must be made in compliance with the company’s policies on trading company stock. Dividends on amounts invested in the Stock Account may be reallocated among the four investment accounts. The company credits a participant’s account with an amount equal to the matching contribution that the company would have made to the participant’s 401(k) Plan account if the participant had not deferred compensation under the Plan. In addition, for those individuals whose base salary and annual incentive compensation exceed the Internal Revenue Service indexed compensation limit for the 401(k) Plan, the company credits such individual’s account with an amount equal to the contribution the company would have made to the 401(k) Plan but for the compensation limit. These company contributions vest in 20% increments over the participant’s first five (5) years of credited service; after the participant’s first five (5) years of service, the company contributions vest automatically. Except as described above, there is no company match on deferred compensation.

For terminations and retirements, a participant’s account is generally paid out in accordance with the last valid distribution election made by the participant. The applicable elections include: (i) a lump sum, (ii) 5 annual installments, (iii) 10 annual installments, (iv) 15 annual installments (not available to participants terminated prior to their 55th birthday), and (v) 20 annual installments (not available to participants terminated prior to their 55th birthday). For distributions upon death, if a participant’s beneficiary is his or her spouse, the account is generally paid out in accordance with the last valid death distribution election (or, if there is no death distribution election, the regular distribution election). If a participant’s beneficiary is not his or her spouse, then the account is generally paid out in a lump sum. The Plan administrator has also established procedures for hardship withdrawals and unplanned withdrawals (with a penalty). The current penalty for unplanned withdrawals is 10%. In the event of a change in control of the company, the Stock Account is automatically converted into cash based upon a formula provided in the Plan.

Item 13. Certain Relationships and Related Transactions

The information presented in the section entitled “Certain Relationships and Related Transactions” in the 2004 Proxy is incorporated herein by reference.

Item 14. Principal Accounting Fees
and Services

The information presented in the section entitled “Independent Auditors Fees and Services” in the 2004 Proxy is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements

•	Consolidated Statements of Earnings for 2004, 2003 and 2002

•	Consolidated Balance Sheets as of August 1, 2004 and August 3, 2003

•	Consolidated Statements of Cash Flows for 2004, 2003 and 2002

•	Consolidated Statements of Shareowners’ Equity (Deficit) for 2004, 2003 and 2002

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules

None.

3.	Exhibits

3(i)
Campbell’s Restated Certificate of Incorporation as amended through February 24, 1997 was filed with the Securities and Exchange Commission (“SEC”) with Campbell’s Form 10-K for the fiscal year ended July 28, 2002, and is incorporated herein by reference.

3(ii)	Campbell’s By-Laws, effective as of July 22, 2004.

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

10(b)	Campbell Soup Company 1994 Long-Term Incentive Plan, as amended on November 17, 2000, was filed with the SEC with Campbell’s 2000 Proxy Statement, and is incorporated herein by reference.

10(c)	Campbell Soup Company 2003 Long-Term Incentive Plan was filed with the SEC with Campbell’s 2003 Proxy Statement, and is incorporated herein by reference.

10(d)	Campbell Soup Company Management Worldwide Incentive Plan, as amended on November 17, 2000, was filed with the SEC with Campbell’s 2000 Proxy Statement, and is incorporated herein by reference.

10(e)
Campbell Soup Company Mid-Career Hire Pension Program, amended effective as of January 25, 2001, was filed with the SEC with Campbell’s Form 10-K for the fiscal year ended July 29, 2001, and is incorporated herein by reference.

10(f)	Deferred Compensation Plan, effective November 18, 1999, was filed with the SEC with Campbell’s Form 10-K for the fiscal year ended July 30, 2000, and is incorporated herein by reference.

10(g)
Severance Protection Agreement dated January 8, 2001, with Douglas R. Conant, President and Chief Executive Officer, was filed with the SEC with Campbell’s Form 10-Q for the fiscal quarter ended January 28, 2001, and is incorporated herein by reference. Agreements with the other executive officers listed under the heading “Executive Officers of the Company” are in all material respects the same as Mr. Conant’s agreement.

10(h)
Employment agreement between the company and Douglas R. Conant dated January 8, 2001, was filed with the SEC with Campbell’s Form 10-Q for the fiscal quarter ended January 28, 2001, and is incorporated herein by reference.

10(i)
Letter Agreement between the company and Mark A. Sarvary, effective as of February 9, 2004, regarding severance arrangements was filed with the SEC with Campbell’s Form 10-Q for the fiscal quarter ended May 2, 2004, and is incorporated herein by reference.

21	Subsidiaries (Direct and Indirect) of the company.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31(i)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(ii)	Certification of Robert A. Schiffner pursuant to Rule 13a-14(a).

32(i)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(ii)	Certification of Robert A. Schiffner pursuant to 18 U.S.C. Section 1350.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Campbell has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 12, 2004
CAMPBELL SOUP COMPANY

	By:	/s/ Robert A. Schiffner

Robert A. Schiffner Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Campbell and in the capacity and on the date indicated.

Date: October 12, 2004

/s/ Robert A. Schiffner	/s/ Anthony P. DiSilvestro

Robert A. Schiffner Senior Vice President and Chief Financial Officer	Anthony P. DiSilvestro Vice President – Controller

George M. Sherman	Chairman and Director	}
Douglas R. Conant	President, Chief Executive Officer and Director	} }
Edmund M. Carpenter	Director	}
Paul R. Charron	Director	}
Bennett Dorrance	Director	}
Kent B. Foster	Director	}
Harvey Golub	Director	}
Randall W. Larrimore	Director	}	By:	/s/ Ellen Oran Kaden
Philip E. Lippincott	Director	}		Ellen Oran Kaden
Mary Alice D. Malone	Director	}		Senior Vice President –
David C. Patterson	Director	}		Law and Government Affairs
Charles R. Perrin	Director	}
Donald M. Stewart	Director	}
George Strawbridge, Jr.	Director	}
Les C. Vinney	Director	}
Charlotte C. Weber	Director	}

INDEX OF EXHIBITS

Document

3	(i)
Campbell’s Restated Certificate of Incorporation as amended through February 24, 1997 was filed with the SEC with Campbell’s Form 10-K for the fiscal year ended July 28, 2002, and is incorporated herein by reference.

3	(ii)	Campbell’s By-Laws, effective as of July 22, 2004.

4	(i)
With respect to Campbell’s 6.75% notes due 2011, the form of Indenture between Campbell and Bankers Trust Company, as Trustee, and the associated form of security were filed with Campbell’s Registration Statement No. 333-11497, and are incorporated herein by reference.

4	(ii)
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

10	(b)	Campbell Soup Company 1994 Long-Term Incentive Plan, as amended on November 17, 2000, was filed with the SEC with Campbell’s 2000 Proxy Statement, and is incorporated herein by reference.

10	(c)	Campbell Soup Company 2003 Long-Term Incentive Plan was filed with the SEC with Campbell’s 2003 Proxy Statement, and is incorporated herein by reference.

10	(d)	Campbell Soup Company Management Worldwide Incentive Plan, as amended on November 17, 2000, was filed with the SEC with Campbell’s 2000 Proxy Statement, and is incorporated herein by reference.

10	(e)
Campbell Soup Company Mid-Career Hire Pension Program, as amended effective as of January 25, 2001, was filed with the SEC with Campbell’s Form 10-K for the fiscal year ended July 29, 2001, and is incorporated herein by reference.

10	(f)	Deferred Compensation Plan, effective November 18, 1999, was filed with the SEC with Campbell’s Form 10-K for the fiscal year ended July 30, 2000, and is incorporated herein by reference.

10	(g)
Severance Protection Agreement dated January 8, 2001, with Douglas R. Conant, President and Chief Executive Officer, was filed with the SEC with Campbell’s Form 10-Q for the fiscal quarter ended January 28, 2001, and is incorporated herein by reference. Agreements with the other executive officers listed under the heading “Executive Officers of the Company” are in all material respects the same as Mr. Conant’s agreement.

10	(h)
Employment agreement between the company and Douglas R. Conant dated January 8, 2001, was filed with the SEC with Campbell’s Form 10-Q for the fiscal quarter ended January 28, 2001, and is incorporated herein by reference.

10	(i)
Letter Agreement between the company and Mark A. Sarvary, effective as of February 9, 2004, regarding severance arrangements was filed with the SEC with Campbell’s Form 10-Q for the fiscal quarter ended May 2, 2004, and is incorporated herein by reference.

21		Subsidiaries (Direct and Indirect) of the company.

23		Consent of Independent Registered Public Accounting Firm.

24		Power of Attorney.

31	(i)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(ii)		Certification of Robert A. Schiffner pursuant to Rule 13a-14(a).

32	(i)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(ii)		Certification of Robert A. Schiffner pursuant to 18 U.S.C. Section 1350.