Form 10-Q
period 2004-10-31
CAMPBELL SOUP CO
filed 2004-12-09
CIK 16732

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2004	Commission File Number 1-3822

New Jersey State of Incorporation	21-0419870 I.R.S. Employer Identification No.

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

Yes [X]       No [  ].

     There were 411,461,171 shares of Capital Stock outstanding as of December 3, 2004.

PART I.

ITEM 1. FINANCIAL INFORMATION

CAMPBELL SOUP COMPANY CONSOLIDATED

Statements of Earnings

(unaudited)

(millions, except per share amounts)

	Three Months Ended
	October 31,	November 2,
	2004	2003
Net sales	$2,091	$1,909

Costs and expenses
Cost of products sold	1,245	1,108
Marketing and selling expenses	314	293
Administrative expenses	129	123
Research and development expenses	20	21
Other expenses	2	10

Total costs and expenses	1,710	1,555

Earnings before interest and taxes	381	354
Interest, net	44	43

Earnings before taxes	337	311
Taxes on earnings	107	100

Net earnings	$230	$211

Per share — basic
Net earnings	$.56	$.51

Dividends	$.17	$.1575

Weighted average shares outstanding — basic	409	411

Per share — assuming dilution
Net earnings	$.56	$.51

Weighted average shares outstanding — assuming dilution	412	412

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED

Balance Sheets

(unaudited)
(millions, except per share amounts)

	October 31,	August 1,
	2004	2004
Current assets
Cash and cash equivalents	$44	$32
Accounts receivable	773	490
Inventories	878	795
Other current assets	174	164

Total current assets	1,869	1,481

Plant assets, net of depreciation	1,916	1,901
Goodwill	1,981	1,900
Other intangible assets, net of amortization	1,122	1,095
Other assets	340	298

Total assets	$7,228	$6,675

Current liabilities
Notes payable	$892	$810
Payable to suppliers and others	728	607
Accrued liabilities	583	607
Dividend payable	70	65
Accrued income taxes	329	250

Total current liabilities	2,602	2,339

Long-term debt	2,565	2,543
Nonpension postretirement benefits	295	298
Other liabilities, including deferred
income taxes of $324 and $332	649	621

Total liabilities	6,111	5,801

Shareowners’ equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20
Additional paid-in capital	228	264
Earnings retained in the business	5,802	5,642
Capital stock in treasury, at cost	(4,809)	(4,848)
Accumulated other comprehensive loss	(124)	(204)

Total shareowners’ equity	1,117	874

Total liabilities and shareowners’ equity	$7,228	$6,675

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED

Statements of Cash Flows

(unaudited)
(millions)

	Three Months Ended
	October 31,	November 2,
	2004	2003
Cash flows from operating activities:
Net earnings	$230	$211
Non-cash charges to net earnings
Depreciation and amortization	68	63
Deferred income taxes	1	(2)
Other, net	22	17
Changes in working capital
Accounts receivable	(268)	(237)
Inventories	(67)	(79)
Prepaid assets	(15)	(9)
Accounts payable and accrued liabilities	162	51
Pension fund contributions	(42)	(50)
Other	(27)	(31)

Net cash provided by (used in) operating activities	64	(66)

Cash flows from investing activities:
Purchases of plant assets	(47)	(23)
Sales of plant assets	3	1
Businesses acquired	—	(9)

Net cash used in investing activities	(44)	(31)

Cash flows from financing activities:
Long-term borrowings	—	300
Net short-term borrowings (repayments)	56	(132)
Dividends paid	(65)	(65)
Treasury stock purchases	(4)	(4)
Treasury stock issuances	3	4

Net cash (used in) provided by financing activities	(10)	103

Effect of exchange rate changes on cash	2	1

Net change in cash and cash equivalents	12	7
Cash and cash equivalents — beginning of period	32	32

Cash and cash equivalents — end of period	$44	$39

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED

Statements of Shareowners’ Equity

(unaudited)
(millions, except per share amounts)

	Capital Stock
						Earnings	Accumulated
	Issued		In Treasury		Additional	Retained	Other	Total
					Paid-in	in the	Comprehensive	Shareowners’
	Shares	Amount	Shares	Amount	Capital	Business	Income (Loss)	Equity

Balance at August 3, 2003	542	$20	(132)	$(4,869)	$298	$5,254	$(316)	$387

Comprehensive income (loss)
Net earnings						211		211
Foreign currency translation adjustments							75	75
Cash-flow hedges, net of tax							6	6
Minimum pension liability, net of tax							(2)	(2)

Other comprehensive income							79	79

Total comprehensive income								290

Dividends ($.1575 per share)						(65)		(65)
Treasury stock purchased			—	(4)				(4)
Treasury stock issued under management incentive and stock option plans			1	44	(37)			7

Balance at November 2, 2003	542	$20	(131)	$(4,829)	$261	$5,400	$(237)	$615

Balance at August 1, 2004	542	$20	(134)	$(4,848)	$264	$5,642	$(204)	$874

Comprehensive income (loss)
Net earnings						230		230
Foreign currency translation adjustments							82	82
Cash-flow hedges, net of tax							(2)	(2)

Other comprehensive income							80	80

Total comprehensive income								310

Dividends ($.17 per share)						(70)		(70)
Treasury stock purchased			—	(4)				(4)
Treasury stock issued under management incentive and stock option plans			—	43	(36)			7

Balance at October 31, 2004	542	$20	(134)	$(4,809)	$228	$5,802	$(124)	$1,117

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Notes to Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

(a)	Basis of Presentation / Accounting Policies

The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the indicated periods. All such adjustments are of a normal recurring nature. The accounting policies used in preparing these financial statements are consistent with those applied in the Annual Report on Form 10-K for the year ended August 1, 2004, except as discussed in Note (i). Certain reclassifications were made to the prior year amounts to conform with current presentation. The results for the period are not necessarily indicative of the results to be expected for other interim periods or the full year.

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

	Three Months Ended
	October 31, 2004	November 2, 2003
Net earnings, as reported	$230	$211
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects [1]	3	2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9)	(8)

Pro forma net earnings	$224	$205

Earnings per share:
Basic-as reported	$.56	$.51

Basic-pro forma	$.55	$.50

Diluted-as reported	$.56	$.51

Diluted-pro forma	$.54	$.50

[1] Represents restricted stock expense.

(b)	Goodwill and Intangible Assets

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	October 31, 2004		August 1, 2004
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization[1]:
Trademarks	$6	$(4)	$6	$(3)
Other	18	(8)	17	(7)

Total	$24	$(12)	$23	$(10)

Intangible assets not subject to amortization:
Trademarks	$1,080		$1,053
Pension	27		27
Other	3		2

Total	$1,110		$1,082

[1]  Amortization related to these assets was less than $1 for the three month periods ended October 31, 2004 and November 2, 2003. The estimated aggregated amortization expense for each of the five succeeding fiscal years is less than $2 per year. Asset useful lives range from five to thirty-four years.

Changes in the carrying amount for goodwill for the period ended October 31, 2004 are as follows:

	U.S. Soup,
	Sauces and	Baking and	International
	Beverages	Snacking	Soup and Sauces	Other	Total
Balance at August 1, 2004 [1]	$428	$558	$763	$151	$1,900
Foreign currency translation adjustment	—	37	43	1	81

Balance at October 31, 2004	$428	$595	$806	$152	$1,981

[1] Information has been restated to conform with the current year presentation, which reflects a change in the company’s operating segments as described in Note (e).

(c)	Comprehensive Income

Total comprehensive income comprises net earnings, net foreign currency translation adjustments, minimum pension liability adjustments, and net unrealized gains (losses) on cash-flow hedges.

Total comprehensive income for the three months ended October 31, 2004 and November 2, 2003, was $310 and $290, respectively.

The components of Accumulated other comprehensive loss, as reflected in the Statements of Shareowners’ Equity, consisted of the following:

	October 31,	November 2,
	2004	2003
Foreign currency translation adjustments	$75	$(26)
Cash-flow hedges, net of tax	(3)	1
Minimum pension liability, net of tax[1]	(196)	(212)

Total Accumulated other comprehensive loss	$(124)	$(237)

[1] Includes a tax benefit of $111 as of October 31, 2004 and $120 as of November 2, 2003.

(d)	Earnings Per Share

For the periods presented in the Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and restricted stock programs, except when such effect would be antidilutive. Stock options to purchase 31 million and 23 million shares of capital stock for the three-month periods ended October 31, 2004 and November 2, 2003, respectively, were not included in the calculation of diluted earnings per share because the exercise price of the stock options exceeded the average market price of the capital stock and therefore, the effect would be antidilutive.

(e)	Segment Information

Campbell Soup Company, together with its consolidated subsidiaries, is a global manufacturer and marketer of high quality, branded convenience food products. Through fiscal 2004, the company was organized and reported the results of operations in four segments: North America Soup and Away From Home, North America Sauces and Beverages, Biscuits and Confectionery, and International Soup and Sauces.

As of fiscal 2005, the company changed its organizational structure and as a result will report the following segments: U.S. Soup, Sauces and Beverages, Baking and Snacking, International Soup and Sauces, and Other. Comparative periods have been restated to conform to the current year presentation. The restatements also reflect a reallocation of certain expenses between corporate and the operating segments.

The U.S. Soup, Sauces and Beverages segment includes the following retail businesses: the Campbell’s condensed and ready-to-serve soups; Swanson broth and canned poultry; Prego pasta sauce; Pace Mexican sauce; Campbell’s Chunky chili; Campbell’s canned pasta, gravies, and beans; Campbell’s Supper Bakes meal kits; V8 vegetable juice; V8 Splash juice beverages; and Campbell’s tomato juice.

The Baking and Snacking segment includes the following businesses: Pepperidge Farm cookies, crackers, breads and frozen products in U.S. retail; Arnott’s biscuits in Australia and Asia Pacific; and Arnott’s salty snacks in Australia.

The International Soup and Sauces segment includes the soup, sauce and beverage businesses outside of the United States, including Europe, Mexico, Latin America, the Asia Pacific region and the retail business in Canada.

The balance of the portfolio reported in Other includes Godiva Chocolatier worldwide and the company’s Away From Home operations, which represent the distribution of products such as soup, specialty entrees, beverage products, other prepared foods and Pepperidge Farm products through various food service channels in the United States and Canada.

Accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those described in the company’s 2004 Annual Report on Form 10-K. The company evaluates segment performance before interest and taxes. Away From Home products are principally produced by the tangible assets of the company’s other segments, except for Stockpot soups, which are produced in a separate facility, and certain other products, which are produced under contract manufacturing agreements. Accordingly, with the exception of the designated Stockpot facility, plant assets are not allocated to the Away From Home operations. Depreciation, however, is allocated to Away From Home based on production hours.

October 31, 2004

		Earnings	Depreciation
		Before Interest	and	Capital	Segment
Three Months Ended	Net Sales	and Taxes	Amortization	Expenditures	Assets
U.S. Soup, Sauces and Beverages	$994	$275	$20	$17	$2,341
Baking and Snacking	449	46	20	8	1,696
International Soup and Sauces	416	55	15	6	2,506
Other	232	22	6	5	393
Corporate and Eliminations[1]	—	(17)	7	11	292

Total	$2,091	$381	$68	$47	$7,228

November 2, 2003

		Earnings	Depreciation
		Before Interest	and	Capital	Segment
Three Months Ended	Net Sales	and Taxes	Amortization	Expenditures	Assets
U.S. Soup, Sauces and Beverages	$900	$265	$19	$8	$2,258
Baking and Snacking	416	42	18	8	1,625
International Soup and Sauces	386	53	14	5	2,254
Other	207	22	6	1	281
Corporate and Eliminations[1]	—	(28)	6	1	325

Total	$1,909	$354	$63	$23	$6,743

[1]	Represents unallocated corporate expenses and unallocated assets, including corporate offices, deferred income taxes and investments.

Historical information on the reporting segments is as follows:

Fiscal Year 2004

Net Sales:

	Quarter Ended			Year to Date
	February 1,	May 2,	August 1,	February 1,	May 2,	August 1,
	2004	2004	2004	2004	2004	2004
U.S. Soup, Sauces and Beverages	$950	$637	$511	$1,850	$2,487	$2,998
Baking and Snacking	397	389	411	813	1,202	1,613
International Soup and Sauces	457	412	340	843	1,255	1,595
Other	296	229	171	503	732	903

Total	$2,100	$1,667	$1,433	$4,009	$5,676	$7,109

Earnings Before Interest and Taxes:

	Quarter Ended			Year to Date
	February 1,	May 2,	August 1,	February 1,	May 2,	August 1,
	2004	2004	2004	2004	2004	2004
U.S. Soup, Sauces and Beverages	$246	$141	$78	$511	$652	$730
Baking and Snacking	42	27	55	84	111	166
International Soup and Sauces	65	57	30	118	175	205
Other	63	24	(8)	85	109	101
Unallocated Corporate Expenses	(27)	(6)	(26)	(55)	(61)	(87)

Total	$389	$243	$129	$743	$986	$1,115

Fiscal Year 2003

Net Sales:

	Quarter Ended				Year to Date
	October 27,	January 26,	April 27,	August 3,	January 26,	April 27,	August 3,
	2002	2003	2003	2003	2003	2003	2003
U.S. Soup, Sauces and Beverages	$835	$896	$662	$551	$1,731	$2,393	$2,944
Baking and Snacking	341	341	348	398	682	1,030	1,428
International Soup and Sauces	333	394	373	338	727	1,100	1,438
Other	196	287	217	168	483	700	868

Total	$1,705	$1,918	$1,600	$1,455	$3,623	$5,223	$6,678

Earnings Before Interest and Taxes:

	Quarter Ended				Year to Date
	October 27,	January 26,	April 27,	August 3,	January 26,	April 27,	August 3,
	2002	2003	2003	2003	2003	2003	2003
U.S. Soup, Sauces and Beverages	$244	$253	$168	$107	$497	$665	$772
Baking and Snacking	37	45	24	55	82	106	161
International Soup and Sauces	42	56	59	44	98	157	201
Other	22	60	25	(7)	82	107	100
Unallocated Corporate Expenses	(15)	(29)	(41)	(44)	(44)	(85)	(129)

Total	$330	$385	$235	$155	$715	$950	$1,105

(f)	Inventories

	October 31, 2004	August 1, 2004
Raw materials, containers and supplies	$317	$294
Finished products	561	501

	$878	$795

Approximately 55% of inventory in 2005 and in 2004 is accounted for on the last in, first out (LIFO) method of determining cost. If the first in, first out inventory valuation method had been used exclusively, inventories would not differ materially from the amounts reported at October 31, 2004 and August 1, 2004.

(g)	Accounting for Derivative Instruments

The company utilizes certain derivative financial instruments to enhance its ability to manage risk including interest rate, foreign currency, commodity and certain equity-linked employee compensation exposures that exist as part of ongoing business operations. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The company does not enter into contracts for speculative purposes, nor is it a party to any leveraged derivative instrument.

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

Fixed-to-variable interest rate swaps are accounted for as fair-value hedges. Gains and losses on these instruments are recorded in earnings as adjustments to interest expense, offsetting gains and losses on the hedged item. The notional amounts of all outstanding fair-value interest rate swaps at October 31, 2004 totaled $875 with a maximum maturity date of October 2013. The fair value of such instruments was $23 as of October 31, 2004.

Foreign Currency Contracts
The company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries, including subsidiary financing transactions. The company utilizes foreign currency forward purchase and sale contracts, options and cross-currency swaps in order to manage the volatility associated with foreign currency purchases and sales and certain intercompany transactions in the normal course of business.

Qualifying foreign exchange forward and cross-currency swap contracts are accounted for as cash-flow hedges when the hedged item is a forecasted transaction, or when future cash flows related to a recognized asset or liability are expected to be received or paid. The effective portion of the changes in fair value on these instruments is recorded in Accumulated other comprehensive income (loss) and is reclassified into the Statements of Earnings on the same line item and in the same period or periods in which the hedged transaction affects earnings. The assessment of effectiveness for contracts is based on changes in the spot rates. The fair value of these instruments was $(168) at October 31, 2004.

Qualifying foreign exchange forward contracts are accounted for as fair-value hedges when the hedged item is a recognized asset, liability or firm commitment. The fair value of such contracts was not material at October 31, 2004.

The company also enters into certain foreign exchange forward and variable-to-variable cross-currency swap contracts that are not designated as accounting hedges. These instruments are primarily intended to reduce volatility of certain intercompany financing transactions. Gains and losses on derivatives not designated as accounting hedges are typically recorded in Other expenses, as an offset to gains (losses) on the underlying transactions. The fair value of these instruments was $(26) at October 31, 2004.

Foreign exchange forward contracts typically have maturities of less than eighteen months. Cross-currency swap contracts mature in 2005 through 2014. Principal currencies include the Australian dollar, British pound, Canadian dollar, euro, Japanese yen and Swedish krona.

As of October 31, 2004, the accumulated derivative net loss in other comprehensive income for cash-flow hedges, including the foreign exchange forward and cross-currency contracts, forward starting swap contracts, and treasury lock agreements was $3, net of tax. At November 2, 2003, the accumulated derivative net gain in other comprehensive income was $1, net of tax. Reclassifications from Accumulated other comprehensive income (loss) into the Statements of Earnings during the quarter ended October 31, 2004 were not material. Reclassifications during the remainder of fiscal year 2005 are not expected to be material. There were no cash-flow hedges discontinued before maturity during the quarter. At October 31, 2004, the maximum maturity date of any cash-flow hedge was August 2013.

Other Contracts
The company is exposed to equity price changes related to certain employee compensation obligations. Swap contracts are utilized to hedge exposures relating to certain employee compensation obligations linked to the total return of the Standard & Poor’s 500 Index and the total return of the company’s capital stock. The company pays a variable interest rate and receives the equity returns under these instruments. The notional value of the equity swap contracts, which mature in 2005, was $34 at October 31, 2004. These instruments are not designated as accounting hedges. Gains and losses are recorded in the Statements of Earnings. The net gain recorded under these contracts at October 31, 2004 was approximately $1.

(h)	Restructuring

A restructuring charge of $32 ($22 after tax) was recorded in the fourth quarter 2004 for severance and employee benefit costs associated with a worldwide reduction in workforce and with the implementation of a distribution and logistics realignment in Australia. These programs are part of cost savings initiatives designed to improve the company’s operating margins and asset utilization. Approximately 400 positions were eliminated under the reduction in workforce program resulting in a restructuring charge of $23. The reductions represent the elimination of layers of management, elimination of redundant positions due to the realignment of operations in North America, and reorganization of the U.S. sales force. The majority of the terminations occurred in the fourth quarter 2004.

The distribution and logistics realignment in Australia represents converting a direct store delivery system to a central warehouse system. As a result of this program, over 200 positions will be eliminated due to the outsourcing of the infrastructure. A restructuring charge of $9 was recorded for this program. The majority of the terminations will occur in 2005.

A summary of restructuring reserves at October 31, 2004 and related activity is as follows:

	Accrued		Foreign Currency	Accrued
	Balance at	Cash	Translation	Balance at
	August 1, 2004	Payments	Adjustment	October 31, 2004
Severance pay and benefits	$28	(12)	1	$17

(i)	Pension and Postretirement Medical Benefits:

The company sponsors certain U.S. and foreign defined benefit plans and U.S. postretirement medical benefit plans for employees. Components of benefit expense were as follows:

	Pension		Postretirement
Three Months Ended	Oct. 31, 2004	Nov. 2, 2003	Oct. 31, 2004	Nov. 2, 2003
Service cost	$14	$12	$1	$1
Interest cost	28	28	5	6
Expected return on plan assets	(39)	(37)	—	—
Amortization of prior service cost	2	2	(2)	(3)
Recognized net actuarial loss	6	5	—	1

Net periodic benefit expense	$11	$10	$4	$5

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

In May 2004, FASB issued FSP FAS 106-2, which provides accounting guidance to sponsors of postretirement health care plans that are impacted by the Act. The FSP is effective for interim or annual periods beginning after June 15, 2004. Although detailed regulations necessary to implement the Act have not yet been finalized, the company believes that certain drug benefits offered under postretirement health care plans will qualify for the subsidy under Medicare Part D. The effects of the subsidy were factored into the 2004 annual year-end valuation. The reduction in the benefit obligation attributable to past service cost was approximately $32 and has been reflected as an actuarial gain. The reduction in benefit cost for 2005 related to the Act is approximately $5.

In the first quarter 2005, the company made a $35 voluntary contribution to a U.S. pension plan. Additional contributions to the U.S. pension plans are not expected this fiscal year. Contributions of $7 were made to the international plans as of October 31, 2004.

(j)	Contingencies

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

(k)	Guarantees

In November 2002, FASB Interpretation No. 45 (FIN 45) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. FIN 45 clarifies the requirements relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

The company guarantees approximately 1,300 bank loans made to Pepperidge Farm independent sales distributors by third party financial institutions for the purchase of distribution routes. The maximum potential amount of future payments the company could be required to make under the guarantees is approximately $95. The company’s guarantees are indirectly secured by the distribution routes. The company does not believe it is probable that it will be required to make guarantee payments as a result of defaults on the bank loans guaranteed. Prior to the adoption of FIN 45, no amounts were recognized on the Consolidated Balance Sheets related to these guarantees. The amounts recognized as of October 31, 2004 and November 2, 2003 were not material.

(l)	Supplemental Cash Flow Information

Other cash used in operating activities for the three month periods is comprised of the following:

	October 31, 2004	November 2, 2003
Payments for hedging activities	$(19)	$(27)
Benefit related payments	(8)	(4)

	$(27)	$(31)

(m)	Recently Issued Accounting Pronouncements

In November 2004, SFAS No. 151 “Inventory Costs – an amendment of ARB No. 43, Chapter 4” was issued. SFAS No. 151 is the result of efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and spoilage to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The company is in the process of evaluating the impact, if any, of SFAS No. 151.

ITEM 2.

CAMPBELL SOUP COMPANY CONSOLIDATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Overview

The company reported net earnings of $230 million for the first quarter ended October 31, 2004 versus $211 million in the comparable quarter a year ago. Earnings per share were $.56, compared to $.51 a year ago. (All earnings per share amounts included in Management’s Discussion and Analysis are presented on a diluted basis.) The increase in earnings was primarily due to the increase in sales and lower corporate expenses.

FIRST QUARTER

Sales

Net sales in the quarter increased 10% to $2.1 billion from $1.9 billion last year. The growth was attributed to a 9% increase from volume and mix, a 1% decrease due to higher revenue reductions from trade promotion and consumer coupon redemption programs and a 2% increase due to currency.

An analysis of net sales by reportable segment follows:

	(millions)
	2005	2004	% Change
U.S. Soup, Sauces and Beverages	$994	$900	10%
Baking and Snacking	449	416	8
International Soup and Sauces	416	386	8
Other	232	207	12

	$2,091	$1,909	10%

The 10% increase in sales from U.S. Soup, Sauces and Beverages was due to a 13% increase from volume and mix, a 2% decrease from price and sales allowances, and a 1% decrease attributable to higher revenue reductions from trade promotion and consumer coupon redemption programs. Ready-to-serve soup sales rose 18%, condensed soup sales increased 10% and broth sales grew 7%. The condensed soup sales growth was led primarily by Campbell’s Chicken Noodle and other kids-oriented varieties due to successful marketing programs. The strong performance of ready-to-serve soup was led by Campbell’s Chunky soups, due to significantly increased promotional activity and higher levels of advertising. Sales of Campbell’s Chunky and Campbell’s Select soups in microwavable bowls increased, while Campbell’s Soup at Hand sales declined compared to the year-ago quarter in which the brand was heavily promoted and seven new varieties were introduced. Prego pasta sauce sales increased as category trends continued to improve. Pace Mexican sauce sales declined due to a class of trade mix shift. Sales of V8 vegetable juice declined versus last year, primarily due to a shift in timing for promotional activity. V8 Splash juice beverages and Campbell’s tomato juice also declined due to competitive activity. The sales performance benefited from the introduction of new Campbell’s Chunky chili during the quarter.

Baking and Snacking reported an 8% increase in sales due to a 5% increase from volume and mix, a 2% increase from price and sales allowances, a 3% decrease due to higher revenue reductions from trade promotion and consumer coupon redemption programs, a 3% increase from currency and a 1% increase from acquisitions. The favorable currency impact principally reflects the strengthening of the Australian dollar. Pepperidge Farm sales increased due to growth in fresh bakery, from expanded distribution of Pepperidge Farm bagels and English muffins, continued strength of Pepperidge Farm whole grain breads and the introduction in the fourth quarter of 2004 of Pepperidge Farm Carb Style breads and rolls. Pepperidge Farm Goldfish snack crackers and the introduction of three new varieties of premium pot pies also contributed to the sales growth. Arnott’s reported a sales increase from gains in savory biscuits and higher sales of Kettle branded salty snacks.

International Soup and Sauces reported an increase in sales of 8%. The sales increase was due to a 7% increase from the favorable impact of currency, a 3% increase from volume and mix, a 1% decrease from price and sales allowances and a 1% decrease due to higher revenue reductions from trade promotion and consumer coupon redemption programs. In Europe, sales declined as growth in Belgium and growth in the United Kingdom due to the successful launch of Batchelors Super Noodles to Go were offset by sales declines in Germany. Sales in Asia Pacific declined as growth in soup and beverage sales in Australia was more than offset by declines in soup sales in Asia. In Canada, soup and beverage sales increased, rebounding from a weak year-ago period.

The 12% increase in sales from Other was due to an 8% increase from volume and mix, a 3% increase from price and sales allowances, and a 1% increase from currency. Godiva Chocolatier sales increased, with double-digit growth in same store sales in North America driven by new product introductions and improved in-store merchandising. Away From Home sales increased primarily due to the growth of refrigerated soups, partially offset by lower sales of frozen soups.

Gross Margin

Gross margin, defined as net sales less cost of products sold, increased $45 million. As a percent of sales, gross margin decreased from 42.0% in 2004 to 40.5% in 2005. The percentage decrease was primarily due to increased trade promotion (approximately 0.8 percentage points) and the impact of cost inflation and other factors (approximately 2.3 percentage points), partially offset by productivity improvements (approximately 1.4 percentage points) and product mix (approximately 0.2 percentage points).

Marketing and Selling Expenses

Marketing and selling expenses increased 7% in 2005 as a result of higher advertising, consumer promotion, and currency translation. As a percent of sales, Marketing and selling expenses were 15% in both 2005 and 2004.

Administrative Expenses

Administrative expenses increased by $6 million, or 5%, primarily due to currency translation and expenses associated with the implementation of the distribution and logistics realignment in Australia, which was announced in the fourth quarter of 2004.

Other Expenses

Other expenses decreased by $8 million primarily due to lower adjustments to the carrying value of investments in affordable housing partnerships.

Operating Earnings

Segment operating earnings increased 4% from the prior year.

An analysis of operating earnings by reportable segment follows:

	(millions)
	2005	2004	% Change
U.S. Soup, Sauces and Beverages	$275	$265	4%
Baking and Snacking	46	42	10
International Soup and Sauces	55	53	4
Other	22	22	—

Subtotal	398	382	4
Corporate	(17)	(28)

	$381	$354	8%

Earnings from U.S. Soup, Sauces and Beverages increased 4% primarily due to higher sales volumes, partially offset by increased trade promotion, advertising, and higher raw and packaging material costs.

Earnings from Baking and Snacking increased 10% due to higher net sales, the favorable impact of currency and productivity improvements, partially offset by commodity cost inflation and costs associated with the distribution and logistics realignment in Australia.

Earnings from International Soup and Sauces increased 4% due to the favorable impact of currency.

Earnings from Other were flat versus prior year, as growth in Away From Home was offset by an earnings decline at Godiva, reflecting increased marketing, including a new advertising campaign.

Corporate expenses decreased to $17 million from $28 million primarily due to lower expenses related to the carrying value of the company’s investment in affordable housing partnerships and lower costs related to ongoing litigation.

Nonoperating Items

Interest expense increased to $44 million from $43 million in the prior year, primarily due to higher interest rates.

The effective tax rate for the quarter was 31.8% for 2005, which is consistent with the full year expected rate and the full year 2004 rate of 31.7%. The effective rate for the year-ago quarter was 32.2%.

Restructuring Program

A restructuring charge of $32 million ($22 million after tax) was recorded in the fourth quarter 2004 for severance and employee benefit costs associated with a worldwide reduction in workforce and with the implementation of a distribution and logistics realignment in Australia. These programs are part of cost savings initiatives designed to improve the company’s operating margins and asset utilization. Approximately 400 positions were eliminated under the reduction in workforce program resulting in a restructuring charge of $23 million. The reductions represent the elimination of layers of management, elimination of redundant positions due to the realignment of operations in North America, and reorganization of the U.S. sales force. The majority of the terminations occurred in the fourth quarter of 2004. Annual pre-tax savings from the reduction are expected to be approximately $40 million beginning in 2005.

The distribution and logistics realignment in Australia represents converting a direct store delivery system to a central warehouse system. A restructuring charge of $9 million was recorded for this program. As a result of this program, over 200 positions will be eliminated due to the outsourcing of the infrastructure. The majority of the terminations will occur in 2005. Annual pre-tax benefits are expected to be approximately $10 - $15 million beginning in 2008.

The cash outflows related to these programs are not expected to have a material adverse effect on the company’s liquidity. See Note (h) to the Consolidated Financial Statements for further discussion of these programs.

Liquidity and Capital Resources

The company generated cash from operations of $64 million compared to $(66) million last year. The increase in cash flow reflects a lower seasonal increase in working capital, primarily due to changes in accounts payable and accrued liabilities.

Capital expenditures were $47 million compared to $23 million a year ago. Capital expenditures are expected to be approximately $380 million in 2005.

The company repurchased 165,000 shares in the quarter ended October 31, 2004 at a cost of $4 million. The company repurchased 178,000 shares in the quarter ended November 2, 2003 at a cost of $4 million. The company expects to repurchase sufficient shares over time to offset the impact of dilution from shares issued under the company’s stock compensation plans. See “Unregistered Sales of Equity Securities and Use of Proceeds” for more information.

At October 31, 2004, the company had approximately $892 million of notes payable due within one year and $33 million of standby letters of credit issued on behalf of the company. The company maintains $1.5 billion of committed revolving credit facilities, which remain unused at October 31, 2004, except for $8 million of standby letters of credit issued on behalf of the company. Another $25 million of standby letters of credit were issued on behalf of the company under a separate facility.

In September 2004, the company entered into a $500 million committed 364-day revolving credit facility, which replaced an existing $900 million 364-day facility that matured in September 2004. The 364-day revolving credit facility contains a one-year term-out feature. The company also entered into a $1 billion revolving credit facility that matures in September 2009, which replaced the existing $900 million revolving credit facility that was scheduled to mature in September 2006. These agreements support the company’s commercial paper program. The company is in compliance with the covenants contained in its revolving credit facilities and debt securities.

The company guarantees approximately 1,300 bank loans to Pepperidge Farm independent sales distributors by third party financial institutions used to purchase distribution routes. The maximum potential amount of the future payments the company could be required to make under the guarantees is approximately $95 million. The company’s guarantees are indirectly secured by the distribution routes. The company does not believe that it is probable that it will be required to make guarantee payments as a result of defaults on the bank loans guaranteed. See also Note (k) to the Consolidated Financial Statements for information on guarantees.

The company believes that foreseeable liquidity, including the resolution of the contingencies described in Note (j) to the Consolidated Financial Statements, and capital resource requirements are expected to be met through anticipated cash flows from operations, management of working capital, long-term borrowings under its shelf registration, and short-term borrowings, including commercial paper. The company believes that its sources of financing are adequate to meet its future liquidity and capital resource requirements. The cost and terms of any future financing arrangements depend on the market conditions and the company’s financial position at that time.

Significant Accounting Estimates

The consolidated financial statements of the company are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. The significant accounting policies of the company are described in Note 1 to the Consolidated Financial Statements and the significant accounting estimates are described in Management’s Discussion and Analysis included in the 2004 Annual Report on Form 10-K. The impact of new accounting standards is discussed in the following section. There have been no other changes in the company’s accounting policies in the current period that had a material impact on the company’s consolidated financial condition or results of operation.

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

In May 2004, FASB issued FSP FAS 106-2, which provides accounting guidance to sponsors of postretirement health care plans that are impacted by the Act. The FSP is effective for interim or annual periods beginning after June 15, 2004. Although detailed regulations necessary to implement the Act have not yet been finalized, the company believes that certain drug benefits offered under postretirement health care plans will qualify for the subsidy under Medicare Part D. The effects of the subsidy were factored into the 2004 annual year-end valuation. The reduction in the benefit obligation attributable to past service cost was approximately $32 million and has been reflected as an actuarial gain. The reduction in benefit cost for 2005 related to the Act is approximately $5 million.

In November 2004, SFAS No. 151 “Inventory Costs – an amendment of ARB No. 43, Chapter 4” was issued. SFAS No. 151 is the result of efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and spoilage to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The company is in the process of evaluating the impact, if any, of SFAS No. 151.

Recent Developments

On November 22, 2004, the company announced results for the first quarter 2005 and commented on the outlook for earnings per share for the full year.

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

The company wishes to caution the reader that the following important factors and those important factors described in other Securities and Exchange Commission filings of the company, or in the company’s 2004 Annual Report on Form 10-K, could affect the company’s actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, the company:

•	the impact of strong competitive response to the company’s efforts to leverage its brand power with product innovation, promotional programs and new advertising, and of changes in consumer demand for the company’s products;

•	the risks in the marketplace associated with trade and consumer acceptance of product improvements, shelving initiatives and new product introductions;

•	the company’s ability to achieve sales and earnings forecasts, which are based on assumptions about sales volume and product mix and the impact of increased marketing plans;

•	the company’s ability to realize projected cost savings and benefits, including those contemplated by restructuring programs and other cost-savings initiatives;

•	the company’s ability to successfully manage changes to its business processes, including selling, distribution, production capacity, information management systems and the integration of acquisitions;

•	the increased significance of certain of the company’s key trade customers;

•	the difficulty of predicting the pattern of inventory movements by the company’s trade customers and of predicting changes in the policies of its customers, such as changes in customer inventory levels and access to shelf space;

•	the impact of fluctuations in the supply and cost of raw materials;

•	the uncertainties of litigation described from time to time in the company’s Securities and Exchange Commission filings;

•	the impact of unforeseen economic changes in currency exchange rates, tax rates, interest rates, equity markets, inflation rates, recession and other external factors over which the company has no control; and

•	the impact of unforeseen business disruptions in one or more of the company’s markets due to political instability, civil disobedience, armed hostilities or other calamities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the company’s exposure to certain market risk, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the 2004 Annual Report on Form 10-K. There have been no significant changes in the company’s portfolio of financial instruments or market risk exposures from the fiscal 2004 year-end except as follows:

In August 2004, a pay fixed SEK/receive fixed USD swap with a notional value of $47 million matured. In addition, a pay variable SEK/receive variable USD swap with a notional value of $18 million matured. The company entered into a pay variable SEK/ receive variable USD swap with a notional value of $32 million which matures in 2008. The company also entered into a pay fixed SEK/receive fixed USD swap with a notional value of $32 million which matures in 2010.

ITEM 4. CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures

The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2004 (the “Evaluation Date”). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective, and are reasonably designed to ensure that all material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

b.	Changes in Internal Controls

During the quarter ended October 31, 2004, there were no changes in the company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting, except that in August 2004, the company implemented the final phase of a new customer promotion spending management process. The new process uses an integrated software application system for planning, funding, paying and analyzing promotional programs for the U.S. Soup, Sauces and Beverages business. The final phase focused on customer payment processing and analysis of promotional activity.

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

As previously reported, on April 22, 2004, the company entered into an Administrative Consent Order (“ACO”) with the New Jersey Department of Environmental Protection (“NJDEP”) to settle alleged violations of the New Jersey Air Pollution Control Act related to certain air emissions from the company’s South Plainfield, New Jersey flavoring and spice mix plant. On September 30, 2004, the NJDEP informed the company that the ACO had been terminated following the company’s completion of its obligations under the ACO. The ACO did not constitute an admission of liability by the company.

As previously reported, on July 15, 2003, Pepperidge Farm, Incorporated, an indirect wholly-owned subsidiary of the company, made a submission to the United States Environmental Protection Agency (“EPA”) relating to its use and replacement of certain appliances containing ozone-depleting refrigerants. The submission was made pursuant to the terms of the Ozone-Depleting Substance Emission Reduction Bakery Partnership Agreement (the “EPA Agreement”) entered into by and between Pepperidge Farm and the EPA. Pepperidge Farm executed the EPA Agreement in April 2002 as part of a voluntary EPA-sponsored program relating to the reduction of ozone-depleting refrigerants used in the bakery industry. As a result of the EPA Agreement, as of October 31, 2004, Pepperidge Farm has incurred costs of approximately $4.75 million relating to the evaluation and replacement of certain of its refrigerant appliances. Of this amount, $4 million was incurred in fiscal 2003; the remainder was incurred in fiscal 2004. If the submission is approved by the EPA, in addition to the expenditures previously made, Pepperidge Farm will be required to pay a penalty in the amount of approximately $370 thousand. The company does not expect that the cost of complying with the EPA Agreement will have a material impact on the consolidated financial condition or results of operation of the company.

On August 12, 2004, the company received a Finding and Notice of Violation (“NOV”) from the EPA alleging air emissions from the company’s Stockton, California tomato processing plant violated federal Clean Air Act provisions. On September 27, 2004, the company received a Complaint and Notice of Opportunity for Hearing (“Complaint”) from the EPA regarding the same matter. The NOV and the Complaint both allege that nitrogen oxide emissions from the Stockton plant exceeded allowable levels over a five (5) day period in 2002. The Complaint also requests the company be assessed a penalty, which the Clean Air Act generally limits to $200 thousand since the Complaint is an administrative action. As of October 31, 2004, the company incurred costs of approximately $20 thousand related to the evaluation and defense of this matter. The company does not expect that the potential penalty will have a material impact on the consolidated financial condition or results of operation of the company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

					Total Number of	Maximum Number
					Shares Purchased	of Shares that May
	Total Number		Average		as Part of Publicly	Yet Be Purchased
	of Shares		Price Paid		Announced Plans	Under the Plans
Period	Purchased(1)		Per Share(2)		or Programs	or Programs
8/2/04 - 8/31/04	1,821	(3)	$26.15	(3)	0	0
9/1/04 - 9/30/04	132,824	(4)	$26.44	(4)	0	0
10/1/04 - 10/31/04	34,071	(5)	$26.63	(5)	0	0

(1)	The company repurchases shares of capital stock to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans. The company also repurchases shares of capital stock that are owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted shares. All share repurchases were made in open-market transactions, except for the shares owned and tendered by employees to satisfy tax withholding obligations (which, unless otherwise indicated, were purchased at the closing price of the company’s shares on the date of tender). None of these transactions were made pursuant to a publicly announced repurchase plan or program.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)	Represents shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares.

(4)	Includes 824 shares owned and tendered by employees at an average price per share of $26.29 to satisfy tax withholding requirements on the vesting of restricted shares.

(5)	Includes 1,071 shares owned and tendered by employees at an average price per share of $26.35 to satisfy tax withholding requirements on the vesting of restricted shares.

ITEM 6. EXHIBITS

10(a)	Campbell Soup Company Annual Incentive Plan, as amended on November 18, 2004 (“AIP”), was filed with the Securities and Exchange Commission (“SEC”) with the company’s 2004 Proxy Statement, and is incorporated herein by reference.

10(b)	Performance goals for the fiscal 2005 awards under the AIP were described in a company Form 8-K filed on November 5, 2004, and such description is incorporated herein by reference.

10(c)	Form of Stock Option Award Statement was filed with the SEC on a company Form 8-K filed on September 28, 2004, and is incorporated herein by reference.

10(d)	Form of Restricted Stock Award Statement was filed with the SEC on a company Form 8-K filed on September 28, 2004, and is incorporated herein by reference.

31(i)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(ii)	Certification of Robert A. Schiffner pursuant to Rule 13a-14(a).

32(i)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(ii)	Certification of Robert A. Schiffner pursuant to 18 U.S.C. Section 1350.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL SOUP COMPANY

Date: December 9, 2004	By:	/s/ Robert A. Schiffner

Robert A. Schiffner
Senior Vice President and Chief Financial Officer

	By:	/s/ Ellen Oran Kaden

Ellen Oran Kaden
Senior Vice President – Law and Government Affairs

INDEX TO EXHIBITS

Exhibits

10(a)	Campbell Soup Company AIP was filed with the SEC with the company’s 2004 Proxy Statement, and is incorporated herein by reference.

10(b)	Performance goals for the fiscal 2005 awards under the AIP were described in a company Form 8-K filed on November 5, 2004, and such description is incorporated herein by reference.

10(c)	Form of Stock Option Award Statement was filed with the SEC on a company Form 8-K filed on September 28, 2004, and is incorporated herein by reference.

10(d)	Form of Restricted Stock Award Statement was filed with the SEC on a company Form 8-K filed on September 28, 2004, and is incorporated herein by reference.

31(i)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(ii)	Certification of Robert A. Schiffner pursuant to Rule 13a-14(a).

32(i)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(ii)	Certification of Robert A. Schiffner pursuant to 18 U.S.C. Section 1350.