Form 10-Q
period 2005-01-30
CAMPBELL SOUP CO
filed 2005-03-09
CIK 16732

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 30, 2005	Commission File Number 1-3822

New Jersey State of Incorporation	21-0419870 I.R.S. Employer Identification No.

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

Yes ☑ No ☐.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b - 2 of the Securities Exchange Act of 1934).

Yes ☑ No ☐.

There were 412,174,263 shares of Capital Stock outstanding as of March 2, 2005.

PART I.

ITEM 1. FINANCIAL INFORMATION

CAMPBELL SOUP COMPANY CONSOLIDATED

Statements of Earnings

(unaudited)
(millions, except per share amounts)

	Three Months Ended		Six Months Ended
	January 30,	February 1,	January 30,	February 1,
	2005	2004	2005	2004
Net sales	$2,223	$2,100	$4,314	$4,009

Costs and expenses
Cost of products sold	1,321	1,212	2,566	2,320
Marketing and selling expenses	362	340	676	633
Administrative expenses	129	136	258	259
Research and development expenses	24	21	44	42
Other expenses / (income)	(2)	2	—	12

Total costs and expenses	1,834	1,711	3,544	3,266

Earnings before interest and taxes	389	389	770	743
Interest, net	45	42	89	85

Earnings before taxes	344	347	681	658
Taxes on earnings	109	112	216	212

Net earnings	$235	$235	$465	$446

Per share - basic
Net earnings	$.57	$.57	$1.14	$1.08

Dividends	$.17	$.1575	$.34	$.315

Weighted average shares outstanding - basic	409	411	409	411

Per share - assuming dilution
Net earnings	$.57	$.57	$1.13	$1.08

Weighted average shares outstanding - assuming dilution	414	412	413	412

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED

Balance Sheets

(unaudited)
(millions, except per share amounts)

	January 30,	August 1,
	2005	2004
Current assets
Cash and cash equivalents	$51	$32
Accounts receivable	718	490
Inventories	762	795
Other current assets	143	164

Total current assets	1,674	1,481

Plant assets, net of depreciation	1,917	1,901
Goodwill	2,015	1,900
Other intangible assets, net of amortization	1,141	1,095
Other assets	327	298

Total assets	$7,074	$6,675

Current liabilities
Notes payable	$576	$810
Payable to suppliers and others	651	607
Accrued liabilities	609	607
Dividend payable	70	65
Accrued income taxes	313	250

Total current liabilities	2,219	2,339

Long-term debt	2,552	2,543
Nonpension postretirement benefits	292	298
Other liabilities, including deferred income taxes of $309 and $332	672	621

Total liabilities	5,735	5,801

Shareowners’ equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20
Additional paid-in capital	230	264
Earnings retained in the business	5,967	5,642
Capital stock in treasury, at cost	(4,780)	(4,848)
Accumulated other comprehensive loss	(98)	(204)

Total shareowners’ equity	1,339	874

Total liabilities and shareowners’ equity	$7,074	$6,675

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED

Statements of Cash Flows

(unaudited)
(millions)

	Six Months Ended
	January 30,	February 1,
	2005	2004
Cash flows from operating activities:
Net earnings	$465	$446
Non-cash charges to net earnings
Depreciation and amortization	136	127
Deferred income taxes	4	2
Other, net	46	48
Changes in working capital
Accounts receivable	(203)	(203)
Inventories	56	21
Prepaid assets	(2)	(3)
Accounts payable and accrued liabilities	78	22
Pension fund contributions	(47)	(53)
Other	(33)	(75)

Net cash provided by operating activities	500	332

Cash flows from investing activities:
Purchases of plant assets	(104)	(76)
Sales of plant assets	8	3
Businesses acquired	—	(9)

Net cash used in investing activities	(96)	(82)

Cash flows from financing activities:
Long-term borrowings	—	301
Net short-term repayments	(273)	(408)
Dividends paid	(135)	(129)
Treasury stock purchases	(4)	(19)
Treasury stock issuances	26	8

Net cash used in financing activities	(386)	(247)

Effect of exchange rate changes on cash	1	6

Net change in cash and cash equivalents	19	9
Cash and cash equivalents - beginning of period	32	32

Cash and cash equivalents - end of period	$51	$41

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED

Statements of Shareowners’ Equity

(unaudited)
(millions, except per share amounts)

	Capital Stock					Earnings	Accumulated
	Issued		In Treasury		Additional	Retained	Other	Total
					Paid-in	in the	Comprehensive	Shareowners’
	Shares	Amount	Shares	Amount	Capital	Business	Income (Loss)	Equity

Balance at August 3, 2003	542	$20	(132)	$(4,869)	$298	$5,254	$(316)	$387

Comprehensive income (loss)
Net earnings						446		446
Foreign currency translation adjustments							162	162
Cash-flow hedges, net of tax							6	6
Minimum pension liability, net of tax							(4)	(4)

Other comprehensive income							164	164

Total comprehensive income								610

Dividends ($.315 per share)						(129)		(129)
Treasury stock purchased			(1)	(19)				(19)
Treasury stock issued under management incentive and stock option plans			1	53	(34)			19

Balance at February 1, 2004	542	$20	(132)	$(4,835)	$264	$5,571	$(152)	$868

Balance at August 1, 2004	542	$20	(134)	$(4,848)	$264	$5,642	$(204)	$874

Comprehensive income (loss)
Net earnings						465		465
Foreign currency translation adjustments							118	118
Cash-flow hedges, net of tax							(11)	(11)
Minimum pension liability, net of tax							(1)	(1)

Other comprehensive income							106	106

Total comprehensive income								571

Dividends ($.34 per share)						(140)		(140)
Treasury stock purchased			—	(4)				(4)
Treasury stock issued under management incentive and stock option plans			1	72	(34)			38

Balance at January 30, 2005	542	$20	(133)	$(4,780)	$230	$5,967	$(98)	$1,339

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Notes to Consolidated Financial Statements

(unaudited)
(dollars in millions, except per share amounts)

(a)	Basis of Presentation / Accounting Policies

The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the indicated periods. All such adjustments are of a normal recurring nature. The accounting policies used in preparing these financial statements are consistent with those applied in the Annual Report on Form 10-K for the year ended August 1, 2004. Certain reclassifications were made to the prior year amounts to conform with current presentation. The results for the period are not necessarily indicative of the results to be expected for other interim periods or the full year.

The company accounts for stock option grants and restricted stock awards in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, no compensation expense has been recognized for stock options since all options granted had an exercise price equal to the market value of the underlying stock on the grant date. Restricted stock awards are expensed. The following table illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	Jan. 30, 2005	Feb. 1, 2004	Jan. 30, 2005	Feb. 1, 2004
Net earnings, as reported	$235	$235	$465	$446
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects [1]	4	3	7	5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12)	(11)	(21)	(19)

Pro forma net earnings	$227	$227	$451	$432

Earnings per share:
Basic-as reported	$.57	$.57	$1.14	$1.08

Basic-pro forma	$.56	$.55	$1.10	$1.05

Diluted-as reported	$.57	$.57	$1.13	$1.08

Diluted-pro forma	$.55	$.55	$1.09	$1.05

1 Represents restricted stock expense.

(b)	Goodwill and Intangible Assets

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	January 30, 2005		August 1, 2004
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization[1]:
Trademarks	$6	$(4)	$6	$(3)
Other	18	(7)	17	(7)

Total	$24	$(11)	$23	$(10)

Intangible assets not subject to amortization:
Trademarks	$1,098		$1,053
Pension	27		27
Other	3		2

Total	$1,128		$1,082

[1]	Amortization related to these assets was approximately $1 for the six month periods ended January 30, 2005 and February 1, 2004. The estimated aggregated amortization expense for each of the five succeeding fiscal years is less than $2 per year. Asset useful lives range from five to thirty-four years.

Changes in the carrying amount for goodwill for the period ended January 30, 2005 are as follows:

	U.S. Soup,
	Sauces and	Baking and	International
	Beverages	Snacking	Soup and Sauces	Other	Total
Balance at August 1, 2004 [1]	$428	$558	$763	$151	$1,900

Foreign currency translation adjustment	—	58	56	1	115

Balance at January 30, 2005	$428	$616	$819	$152	$2,015

[1]	Information has been restated to conform with the current year presentation, which reflects a change in the company’s operating segments as described in Note (e).

(c)	Comprehensive Income

Total comprehensive income comprises net earnings, net foreign currency translation adjustments, minimum pension liability adjustments, and net unrealized gains (losses) on cash-flow hedges.

Total comprehensive income for the three months ended January 30, 2005 and February 1, 2004, was $261 and $320, respectively. Total comprehensive income for the six months ended January 30, 2005 and February 1, 2004 was $571 and $610, respectively.

The components of Accumulated other comprehensive loss, as reflected in the Statements of Shareowners’ Equity, consisted of the following:

	January 30,	February 1,
	2005	2004
Foreign currency translation adjustments	$111	$61
Cash-flow hedges, net of tax	(12)	1
Minimum pension liability, net of tax[1]	(197)	(214)

Total Accumulated other comprehensive loss	$(98)	$(152)

[1]	Includes a tax benefit of $112 as of January 30, 2005 and $121 as of February 1, 2004.

(d)	Earnings Per Share

For the periods presented in the Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and restricted stock programs, except when such effect would be antidilutive. Stock options to purchase 11 million and 28 million shares of capital stock for the three-month periods ended January 30, 2005 and February 1, 2004, respectively, and 17 million and 25 million shares of capital stock for the six-month periods ended January 30, 2005 and February 1, 2004, respectively, were not included in the calculation of diluted earnings per share because the exercise price of the stock options exceeded the average market price of the capital stock and therefore, the effect would be antidilutive.

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

As of fiscal 2005, the company changed its organizational structure and as a result reports the following segments: U.S. Soup, Sauces and Beverages, Baking and

Snacking, International Soup and Sauces, and Other. Comparative periods have been restated to conform to the current year presentation. The restatements also reflect a reallocation of certain expenses between corporate and the operating segments.

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

January 30, 2005

		Earnings	Depreciation
		Before Interest	and	Capital
Three Months Ended	Net Sales	and Taxes	Amortization	Expenditures
U.S. Soup, Sauces and Beverages	$956	$216	$22	$21

Baking and Snacking	433	47	22	17

International Soup and Sauces	502	70	10	12

Other	332	72	8	2

Corporate and Eliminations[1]	—	(16)	6	5

Total	$2,223	$389	$68	$57

		Earnings	Depreciation
		Before Interest	and	Capital	Segment
Six Months Ended	Net Sales	and Taxes	Amortization	Expenditures	Assets
U.S. Soup, Sauces and Beverages	$1,950	$491	$42	$38	$2,190

Baking and Snacking	882	93	42	25	1,678

International Soup and Sauces	918	125	25	18	2,483

Other	564	94	14	7	373

Corporate and Eliminations[1]	—	(33)	13	16	350

Total	$4,314	$770	$136	$104	$7,074

February 1, 2004

		Earnings	Depreciation
		Before Interest	and	Capital
Three Months Ended	Net Sales	and Taxes	Amortization	Expenditures
U.S. Soup, Sauces and Beverages	$950	$246	$20	$17

Baking and Snacking	397	42	19	17

International Soup and Sauces	457	65	11	12

Other	296	63	6	3

Corporate and Eliminations[1]	—	(27)	8	4

Total	$2,100	$389	$64	$53

		Earnings	Depreciation
		Before Interest	and	Capital	Segment
Six Months Ended	Net Sales	and Taxes	Amortization	Expenditures	Assets
U.S. Soup, Sauces and Beverages	$1,850	$511	$39	$25	$2,066

Baking and Snacking	813	84	37	25	1,662

International Soup and Sauces	843	118	25	17	2,369

Other	503	85	12	4	364

Corporate and Eliminations[1]	—	(55)	14	5	335

Total	$4,009	$743	$127	$76	$6,796

[1]	Represents unallocated corporate expenses and unallocated assets, including corporate offices, deferred income taxes and investments.

Historical information on the reporting segments is as follows:

Fiscal Year 2004

Net Sales:

	Quarter Ended		Year to Date
	May 2,	August 1,	May 2,	August 1,
	2004	2004	2004	2004
U.S. Soup, Sauces and Beverages	$637	$511	$2,487	$2,998

Baking and Snacking	389	411	1,202	1,613

International Soup and Sauces	412	340	1,255	1,595

Other	229	171	732	903

Total	$1,667	$1,433	$5,676	$7,109

Earnings Before Interest and Taxes:

	Quarter Ended		Year to Date
	May 2,	August 1,	May 2,	August 1,
	2004	2004	2004	2004
U.S. Soup, Sauces and Beverages	$141	$78	$652	$730

Baking and Snacking	27	55	111	166

International Soup and Sauces	57	30	175	205

Other	24	(8)	109	101

Unallocated Corporate Expenses	(6)	(26)	(61)	(87)

Total	$243	$129	$986	$1,115

Fiscal Year 2003

Net Sales:

	Quarter Ended				Year to Date
	October 27,	January 26,	April 27,	August 3,	January 26,	April 27,	August 3,
	2002	2003	2003	2003	2003	2003	2003
U.S. Soup, Sauces and Beverages	$835	$896	$662	$551	$1,731	$2,393	$2,944

Baking and Snacking	341	341	348	398	682	1,030	1,428

International Soup and Sauces	333	394	373	338	727	1,100	1,438

Other	196	287	217	168	483	700	868

Total	$1,705	$1,918	$1,600	$1,455	$3,623	$5,223	$6,678

Earnings Before Interest and Taxes:

	Quarter Ended				Year to Date
	October 27,	January 26,	April 27,	August 3,	January 26,	April 27,	August 3,
	2002	2003	2003	2003	2003	2003	2003
U.S. Soup, Sauces and Beverages	$244	$253	$168	$107	$497	$665	$772

Baking and Snacking	37	45	24	55	82	106	161

International Soup and Sauces	42	56	59	44	98	157	201

Other	22	60	25	(7)	82	107	100

Unallocated Corporate Expenses	(15)	(29)	(41)	(44)	(44)	(85)	(129)

Total	$330	$385	$235	$155	$715	$950	$1,105

(f)	Inventories

	January 30, 2005	August 1, 2004
Raw materials, containers and supplies	$265	$294
Finished products	497	501

	$762	$795
`

Approximately 52% of inventory in 2005 and 55% in 2004 is accounted for on the last in, first out (LIFO) method of determining cost. If the first in, first out inventory valuation method had been used exclusively, inventories would not differ materially from the amounts reported at January 30, 2005 and August 1, 2004.

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

Fixed-to-variable interest rate swaps are accounted for as fair-value hedges. Gains and losses on these instruments are recorded in earnings as adjustments to interest expense, offsetting gains and losses on the hedged item. The notional amounts of all outstanding fair-value interest rate swaps at January 30, 2005 totaled $875 with a maximum maturity date of October 2013. The fair value of such instruments was $13 as of January 30, 2005.

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

Qualifying foreign exchange forward and cross-currency swap contracts are accounted for as cash-flow hedges when the hedged item is a forecasted transaction, or when future cash flows related to a recognized asset or liability are expected to be received or paid. The effective portion of the changes in fair value on these instruments is recorded in Accumulated other comprehensive income (loss) and is reclassified into the Statements of Earnings on the same line item and in the same period or periods in which the hedged transaction affects earnings. The assessment of effectiveness for contracts is based on changes in the spot rates. The fair value of these instruments was $(195) at January 30, 2005.

Qualifying foreign exchange forward contracts are accounted for as fair-value hedges when the hedged item is a recognized asset, liability or firm commitment. There were no such fair-value contracts at January 30, 2005.

The company also enters into certain foreign exchange forward and variable-to-variable cross-currency swap contracts that are not designated as accounting hedges. These instruments are primarily intended to reduce volatility of certain intercompany financing transactions. Gains and losses on derivatives not designated as accounting hedges are typically recorded in Other expenses, as an offset to gains (losses) on the underlying transactions. The fair value of these instruments was $(32) at January 30, 2005.

Foreign exchange forward contracts typically have maturities of less than eighteen months. Cross-currency swap contracts mature in 2005 through 2014. Principal currencies include the Australian dollar, British pound, Canadian dollar, euro, Japanese yen and Swedish krona.

As of January 30, 2005, the accumulated derivative net loss in other comprehensive income for cash-flow hedges, including the foreign exchange forward and cross-currency contracts, forward starting swap contracts, and treasury lock agreements was $12, net of tax. At February 1, 2004, the accumulated derivative net gain in other comprehensive income was $1, net of tax. Reclassifications from Accumulated other comprehensive income (loss) into the Statements of Earnings during the quarter ended January 30, 2005 were not material. Reclassifications during the remainder of fiscal year 2005 are not expected to be material. There were no cash-flow hedges discontinued before maturity during the quarter. At January 30, 2005, the maximum maturity date of any cash-flow hedge was August 2013.

Other Contracts

The company is exposed to equity price changes related to certain employee compensation obligations. Swap contracts are utilized to hedge exposures relating to certain employee compensation obligations linked to the total return of the Standard & Poor’s 500 Index and the total return of the company’s capital stock. The company pays a variable interest rate and receives the equity returns under these instruments. The notional value of the equity swap contracts, which mature in 2005, was $37 at January 30, 2005. These instruments are not designated as accounting hedges. Gains and losses are recorded in the Statements of Earnings. The net gain recorded under these contracts at January 30, 2005 was approximately $1.

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

The distribution and logistics realignment in Australia represents converting a direct store delivery system to a central warehouse system. As a result of this program, over 200 positions will be eliminated due to the outsourcing of the infrastructure. A restructuring charge of $9 was recorded for this program. The majority of the terminations have occurred in 2005.

A summary of restructuring reserves at January 30, 2005 and related activity is as follows:

	Accrued		Foreign Currency	Accrued
	Balance at	Cash	Translation	Balance at
	August 1, 2004	Payments	Adjustment	January 30, 2005
Severance pay and benefits	$28	(17)	1	$12

(i)	Pension and Postretirement Medical Benefits:

The company sponsors certain U.S. and foreign defined benefit plans and U.S. postretirement medical benefit plans for employees. Components of benefit expense were as follows:

Three Months Ended	Pension		Postretirement
	Jan. 30, 2005	Feb. 1, 2004	Jan. 30, 2005	Feb. 1, 2004
Service cost	$14	$12	$—	$1
Interest cost	29	28	5	6
Expected return on plan assets	(39)	(38)	—	—
Amortization of prior service cost	2	2	(1)	(2)
Recognized net actuarial loss	6	6	—	1

Net periodic benefit expense	$12	$10	$4	$6

Six Months Ended	Pension		Postretirement
	Jan. 30, 2005	Feb. 1, 2004	Jan. 30, 2005	Feb. 1, 2004
Service cost	$28	$24	$1	$2
Interest cost	57	56	10	12
Expected return on plan assets	(78)	(75)	—	—
Amortization of prior service cost	4	4	(3)	(5)
Recognized net actuarial loss	12	11	—	2

Net periodic benefit expense	$23	$20	$8	$11

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position (FSP) FAS 106-1, the company elected in January 2004 to defer recognizing the effects of the Act on accounting for postretirement health care plans until the FASB guidance was finalized.

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

In the first quarter 2005, the company made a $35 voluntary contribution to a U.S. pension plan. Additional contributions to the U.S. pension plans are not expected this fiscal year. Contributions of $12 were made to the international plans as of January 30, 2005.

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

The company guarantees approximately 1,350 bank loans made to Pepperidge Farm independent sales distributors by third party financial institutions for the purchase of distribution routes. The maximum potential amount of future payments the company could be required to make under the guarantees is approximately $100. The company’s guarantees are indirectly secured by the distribution routes. The company does not believe it is probable that it will be required to make guarantee payments as a result of defaults on the bank loans guaranteed. Prior to the adoption of FIN 45, no amounts were recognized on the Consolidated Balance Sheets related to these guarantees. The amounts recognized as of January 30, 2005 and February 1, 2004 were not material.

(l)	Supplemental Cash Flow Information

Other cash used in operating activities for the six month periods is comprised of the following:

	January 30, 2005	February 1, 2004

Payments for hedging activities	$(18)	$(56)
Benefit related payments	(16)	(17)
Other	1	(2)

	$(33)	$(75)

(m)	Recently Issued Accounting Pronouncements

In November 2004, SFAS No. 151 “Inventory Costs – an amendment of ARB No. 43, Chapter 4” was issued. SFAS No. 151 is the result of efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and spoilage to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The company is in the process of evaluating the impact of SFAS No. 151, but does not expect the adoption to have a material impact on the financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment.” SFAS 123R requires employee stock-based compensation to be measured based on the grant-date fair value of the awards and the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. The Statement eliminates the alternative use of APB No. 25’s intrinsic value method of accounting for awards that was provided in SFAS 123 as originally issued. Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in capital. SFAS 123R is effective for the beginning of the first interim or annual reporting period that begins after June 15, 2005. The company is in the process of evaluating the impact of this standard on the financial statements. See Note (a) for the pro forma impact of stock options on net earnings and earnings per share.

In October 2004, the American Jobs Creation Act (the AJCA) was signed into law. The AJCA provides for a deduction of 85% of certain foreign earnings that are repatriated, as defined by the AJCA, and a phased-in tax deduction related to profits from domestic manufacturing activities. In December 2004, the FASB issued FSP FAS 109-1 and 109-2 to address the accounting and disclosure requirements related to the AJCA. The company is currently evaluating the impact of the AJCA. The company anticipates it will complete its evaluation by fiscal 2006. The company estimates the range of possible amounts considered for repatriation to be between zero and $570 and the related impact on income tax to be between zero and $30.

ITEM 2.

CAMPBELL SOUP COMPANY CONSOLIDATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Overview

The company reported net earnings of $235 million for the second quarter ended January 30, 2005 even with the comparable quarter a year ago. Earnings per share were $.57, even with a year ago. (All earnings per share amounts included in Management’s Discussion and Analysis are presented on a diluted basis.) Net sales increased 6% to $2.2 billion. The impact of higher sales on earnings was offset by a decrease in gross margin as a percentage of sales and an increase in Marketing and selling expenses.

For the six months ended January 30, 2005, net earnings were $465 million, compared to $446 million a year ago. Earnings per share were $1.13 compared to $1.08 a year ago. Net sales increased 8% to $4.3 billion. The increase in earnings over the prior year is due to the increase in sales, the favorable impact of currency and lower corporate expenses, partially offset by a decline in gross margin as a percentage of sales and an increase in Marketing and selling expenses.

SECOND QUARTER

Sales

An analysis of net sales by reportable segment follows:

	(millions)
	2005	2004	% Change

U.S. Soup, Sauces and Beverages	$956	$950	1%
Baking and Snacking	433	397	9
International Soup and Sauces	502	457	10
Other	332	296	12

	$2,223	$2,100	6%

An analysis of percent change of net sales by reportable segment follows:

	U.S. Soup,	Baking	International
	Sauces and	and	Soup and
	Beverages	Snacking	Sauces	Other	Total

Volume and Mix	3%	5%	4%	7%	4%
Price and Sales Allowances	—	4	—	4	1
Increased Promotional Spending [1]	(2)	(1)	(1)	—	(1)
Currency	—	1	7	1	2

	1%	9%	10%	12%	6%

[1]	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

In U.S. Soup, Sauces and Beverages, condensed soup sales increased 4%, ready-to-serve soup sales declined 9% and broth sales increased 15%. The condensed soup sales growth was primarily due to successful merchandising and kids promotional marketing programs, a strong holiday promotion performance and the introduction of three new Southwestern-style cooking soups. Condensed soup also benefited from the installation of additional gravity-feed shelving. Sales of ready-to-serve soups were adversely impacted in part by a shift between first and second quarter promotional spending and marketing programs, as well as the comparison to a very strong sales quarter a year ago. Performance of the convenience platform was flat with a year earlier, with sales gains in ready-to-serve microwavable bowls offset by a decline in Campbell’s Soup at Hand sippable soup sales. Prego pour-over pasta sauces continued to achieve increased volume as category trends improved, although overall pasta sauce sales declined due to lower sales of Prego pasta bake products. Sales of Pace Mexican sauces increased. V8 vegetable juice and Campbell’s tomato juice sales increased, while sales of V8 Splash juice beverage declined. The sales performance benefited from the introduction of Campbell’s Chunky chili in the first quarter 2005. Campbell’s SpaghettiOs pasta sales increased significantly due to benefits from the conversion to the Campbell’s brand supported by increased advertising.

In Baking and Snacking, Pepperidge Farm reported sales increases across all its businesses: bakery, cookies, crackers, and frozen. Sales of fresh bread and bakery products increased by double digits due to the performance of Pepperidge Farm wheat and grain breads, Pepperidge Farm Carb Style breads and rolls, introduced in the fourth quarter of 2004, and the expanded distribution of Pepperidge Farm bagels and English muffins. Pepperidge Farm Goldfish snack crackers, cookies, and frozen premium pot pies also contributed to the sales growth. Arnott’s reported a sales increase driven by currency, as well as volume and pricing gains in biscuits and salty snacks.

In International Soup and Sauces, sales were up in Europe primarily due to currency. In addition, the United Kingdom, France and Belgium delivered growth from improved volume and mix. Sales in Asia Pacific increased, driven by significant volume growth in the region. In Canada, sales increased due to the favorable impact of currency.

In Other, Godiva Chocolatier sales increased, with double-digit growth in same store sales in North America driven by new product introductions, stronger merchandising, and increased advertising and promotional activity. Away From Home sales increased primarily due to the strong performance of refrigerated soups.

Gross Margin

Gross margin, defined as net sales less cost of products sold, increased $14 million. As a percent of sales, gross margin decreased from 42.3% in 2004 to 40.6% in 2005. The percentage decrease was due to increased trade promotion (approximately 0.7 percentage points), the impact of cost inflation and other factors (approximately 2.9 percentage points) and product mix (approximately 0.2 percentage points), partially offset by productivity improvements (approximately 1.5 percentage points) and higher selling prices (approximately 0.6 percentage points).

Marketing and Selling Expenses

Marketing and selling expenses increased 6% in 2005 as a result of higher advertising (approximately 4 percentage points) and currency translation (approximately 2 percentage points). As a percent of sales, Marketing and selling expenses were 16% in both 2005 and 2004.

Administrative Expenses

Administrative expenses decreased by $7 million, or 5%, due in part to the cost savings initiatives announced in the fourth quarter of 2004.

Other Expenses

In 2005, Other income was $2 million compared to Other expense of $2 million in 2004. The change was due to lower adjustments related to the carrying value of investments in affordable housing partnerships and lower expenses from currency hedging related to the financing of international activities, partially offset by a $4 million insurance settlement payment in the prior year related to losses incurred by Godiva in connection with the events of September 11, 2001.

Operating Earnings

Segment operating earnings decreased 3% from the prior year.

An analysis of operating earnings by reportable segment follows:

	(millions)
	2005	2004	% Change

U.S. Soup, Sauces and Beverages	$216	$246	(12)%
Baking and Snacking	47	42	12
International Soup and Sauces	70	65	8
Other	72	63	14

Subtotal	405	416	(3)
Corporate	(16)	(27)

	$389	$389	—%

Earnings from U.S. Soup, Sauces and Beverages decreased 12% primarily due to increased trade promotion and advertising and higher materials costs, partially offset by productivity savings and lower administrative expenses.

Earnings from Baking and Snacking increased 12% due to higher sales, partially offset by increased marketing and commodity cost inflation.

Earnings from International Soup and Sauces increased 8% due primarily to the favorable impact of currency.

Earnings from Other increased 14% due primarily to the strong sales growth. Prior year earnings included a $4 million insurance settlement payment related to the losses incurred by Godiva in connection with the events of September 11, 2001.

Corporate expenses decreased to $16 million from $27 million primarily due to lower adjustments related to the carrying value of investments in affordable housing partnerships and lower expenses from currency hedging related to the financing of international activities.

Nonoperating Items

Interest expense increased to $45 million from $42 million in the prior year, primarily due to higher interest rates partially offset by lower debt balances.

The effective tax rate for the quarter was 31.7% for 2005, which is consistent with the full year expected rate and the full year 2004 rate of 31.7%. The effective rate for the year-ago quarter was 32.3%.

SIX MONTHS

Sales

An analysis of net sales by reportable segment follows:

	(millions)
	2005	2004	% Change

U.S. Soup, Sauces and Beverages	$1,950	$1,850	5%
Baking and Snacking	882	813	8
International Soup and Sauces	918	843	9
Other	564	503	12

	$4,314	$4,009	8%

An analysis of percent change of net sales by reportable segment follows:

	U.S. Soup,	Baking	International
	Sauces and	and	Soup and
	Beverages	Snacking	Sauces	Other	Total

Volume and Mix	8%	5%	4%	8%	6%
Price and Sales Allowances	(1)	3	(1)	3	1
Increased Promotional Spending[1]	(2)	(2)	(1)	—	(1)
Currency	—	2	7	1	2

	5%	8%	9%	12%	8%

[1]	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

In U.S. Soup, Sauces and Beverages, condensed soup sales increased 7%, ready-to-serve soup sales increased 3% and broth sales increased 11%. The condensed performance was driven by a strong holiday promotional period and improved merchandising and marketing activities. Condensed soup also benefited from the installation of additional gravity-feed shelving systems. In ready-to-serve, sales gains in Campbell’s Chunky soup were partially offset by declines in Campbell’s Select and Campbell’s Soup at Hand. Sales of convenience platform products declined slightly as double-digit growth in microwavable bowls mostly offset the Campbell’s Soup at Hand performance. Swanson broth continued to perform well benefiting from a strong holiday season and the introduction of new organic varieties. Prego pasta sauces experienced sales growth as the category trends improved. Pace Mexican sauces declined primarily due to class of trade mix. Flat sales of V8 vegetable juices combined with declines of V8 Splash juices led to an overall decline in sales for the beverage business. Campbell’s SpaghettiOs experienced significant growth as this business benefited from rebranding supported with increased advertising. The sales performance benefited from the introduction of new Campbell’s Chunky chili in the first quarter of this year.

In Baking and Snacking, Pepperidge Farm sales increased as a result of gains in all businesses: fresh bakery, cookies, crackers and frozen. The fresh bakery business experienced double-digit growth as a result of expanded distribution and new product introductions. Cookie sales rose on the strength of a successful holiday campaign and the introduction of a new line of sugar free cookies and four new varieties of Soft Baked cookies. Pepperidge Farm Goldfish snack crackers also experienced sales growth. Arnott’s reported a sales increase due to volume gains in biscuits and salty snacks and the favorable impact of currency.

In International Soup and Sauces, sales were up in Europe primarily due to currency. The United Kingdom delivered volume growth as a result of new instant dry products, Batchelors Super Noodles to Go and Batchelors dry soup in a cup. Sales in Asia Pacific increased driven by volume increases in the region. In Canada, sales increased due to the favorable impact of currency and improved volume and mix, particularly in ready-to-serve soups.

In Other, Godiva Chocolatier delivered double-digit sales growth due primarily to successful new product introductions and strong same-store sales performance in North America. Away From Home sales increased primarily due to the strong performance of refrigerated soups.

Gross Margin

Gross margin, defined as net sales less cost of products sold, increased $59 million. As a percent of sales, gross margin decreased from 42.1% in 2004 to 40.5% in 2005. The percentage decrease was due to product mix (approximately 0.1 percentage points), the impact of cost inflation and other factors (approximately 2.6 percentage points) and increased trade promotion (approximately 0.7 percentage points), partially offset by higher selling prices (approximately 0.3 percentage points) and productivity improvements (approximately 1.5 percentage points).

Marketing and Selling Expenses

Marketing and selling expenses increased 7% in 2005 primarily as a result of higher advertising (approximately 4 percentage points) and the impact of currency translation (approximately 2 percentage points). As a percent of sales, Marketing and selling expenses were 16% in both 2005 and 2004.

Administrative Expenses

Administrative expenses decreased by $1 million due in part to the impact of cost savings initiatives announced in the fourth quarter of 2004 and lower expenses associated with ongoing litigation, partially offset by the impact of currency translation.

Other Expenses

Other expenses decreased by $12 million in 2005 due to lower adjustments related to the carrying value of investments in affordable housing partnerships and lower expenses from currency hedging related to the financing of international activities, partially offset by a $4 million insurance settlement payment in the prior year related to losses incurred by Godiva in connection with the events of September 11, 2001.

Operating Earnings

Segment operating earnings increased 1% from the prior year.

An analysis of operating earnings by reportable segment follows:

	(millions)
	2005	2004	% Change

U.S. Soup, Sauces and Beverages	$491	$511	(4)%
Baking and Snacking	93	84	11
International Soup and Sauces	125	118	6
Other	94	85	11

Subtotal	803	798	1
Corporate	(33)	(55)

	$770	$743	4%

Earnings from U.S. Soup, Sauces and Beverages decreased 4% as the benefit of higher sales volume and mix and productivity gains were more than offset by increased trade promotion and advertising, and higher materials costs.

Earnings from Baking and Snacking increased 11% driven by the increase in sales, partially offset by higher materials costs and increased marketing.

Earnings from International Soup and Sauces increased 6% primarily due to the impact of currency.

Earnings from Other increased by 11% due to the strong sales growth. Prior year earnings included a $4 million insurance settlement payment related to the losses incurred by Godiva in connection with the events of September 11, 2001.

Corporate expenses decreased to $33 million from $55 million primarily due to lower adjustments related to the carrying value of investments in affordable housing partnerships, lower expenses from currency hedging related to the financing of international activities, and lower costs associated with ongoing litigation.

Nonoperating Items

Interest expense increased to $89 million from $85 million in the prior year, primarily due to higher interest rates partially offset by lower debt balances.

The effective tax rate for the six months was 31.7% for 2005, which is consistent with the full year expected rate and the full year 2004 rate of 31.7%. The effective tax rate for the six months in 2004 was 32.2%.

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

The distribution and logistics realignment in Australia represents converting a direct store delivery system to a central warehouse system. A restructuring charge of $9 million was recorded for this program. As a result of this program, over 200 positions will be eliminated due to the outsourcing of the infrastructure. The majority of the terminations have occurred in 2005. Annual pre-tax benefits are expected to be approximately $10 - $15 million beginning in 2008.

The cash outflows related to these programs are not expected to have a material adverse effect on the company’s liquidity. See Note (h) to the Consolidated Financial Statements for further discussion of these programs.

Liquidity and Capital Resources

The company generated cash from operations of $500 million compared to $332 million last year. The increase in cash flow reflects a lower seasonal increase in working capital, lower cash settlements related to foreign currency hedging transactions which are reflected in Other, and an increase in earnings.

Capital expenditures were $104 million compared to $76 million a year ago. Capital expenditures are expected to be approximately $380 million in 2005.

The company repurchased 165,000 shares in the six month period ended January 30, 2005 at a cost of $4 million. The company repurchased 710,000 shares in the six month period last year at a cost of $19 million. The company expects to repurchase sufficient shares over time to offset the impact of dilution from shares issued under the company’s stock compensation plans. See “Unregistered Sales of Equity Securities and Use of Proceeds” for more information.

At January 30, 2005, the company had approximately $576 million of notes payable due within one year and $32 million of standby letters of credit issued on behalf of the company. The company maintains $1.5 billion of committed revolving credit facilities, which remain unused at January 30, 2005, except for $7 million of standby letters of credit issued on behalf of the company. These facilities are described below. Another $25 million of standby letters of credit were issued on behalf of the company under a separate facility.

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

The company guarantees approximately 1,350 bank loans to Pepperidge Farm independent sales distributors by third party financial institutions used to purchase distribution routes. The maximum potential amount of the future payments the company could be required to make under the guarantees is approximately $100 million. The company’s guarantees are indirectly secured by the distribution routes. The company does not believe that it is probable that it will be required to make guarantee payments as a result of defaults on the bank loans guaranteed. See also Note (k) to the Consolidated Financial Statements for information on guarantees.

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

Recently Issued Accounting Pronouncements

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position (FSP) FAS 106-1, the company elected in January 2004 to defer recognizing the effects of the Act on accounting for postretirement health care plans until the FASB guidance was finalized.

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

In November 2004, SFAS No. 151 “Inventory Costs – an amendment of ARB No. 43, Chapter 4” was issued. SFAS No. 151 is the result of efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and spoilage to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The company is in the process of evaluating SFAS No. 151, but does not expect the adoption to have a material impact on the financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment.” SFAS 123R requires employee stock-based compensation to be measured based on the grant-date fair value of the awards and the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. The Statement eliminates the alternative use of APB No. 25’s intrinsic value method of accounting for awards that was provided in SFAS 123 as originally issued. Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in capital. SFAS 123R is effective for the beginning of the first interim or annual reporting period that begins after June 15, 2005. The company is in the process of evaluating the impact of this standard on the financial statements. See also Note (a) to the Consolidated Financial Statements for the pro forma impact of stock options on net earnings and earnings per share.

In October 2004, the American Jobs Creation Act (the AJCA) was signed into law. The AJCA provides for a deduction of 85% of certain foreign earnings that are repatriated, as defined by the AJCA, and a phased-in tax deduction related to profits from domestic manufacturing activities. In December 2004, the FASB issued FSP FAS 109-1 and 109-2 to address the accounting and disclosure requirements related to the AJCA. The company is currently evaluating the impact of the AJCA. The company anticipates it will complete its evaluation by fiscal 2006. The company estimates the range of possible amounts considered for repatriation to be between zero and $570 million and the related impact on income tax to be between zero and $30 million.

Recent Developments

On February 18, 2005, the company announced results for the second quarter 2005 and commented on the outlook for earnings per share for the full year.

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

The company wishes to caution the reader that the following important factors and those important factors described in other Securities and Exchange Commission filings of the company, or in the company’s 2004 Annual Report on Form 10-K, could affect the company’s actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, the company:

•	the impact of strong competitive response to the company’s efforts to leverage its brand power with product innovation, promotional programs and new advertising, and of changes in consumer demand for the company’s products;

•	the risks in the marketplace associated with trade and consumer acceptance of product improvements, shelving initiatives and new product introductions;

•	the company’s ability to achieve sales and earnings forecasts, which are based on assumptions about sales volume and product mix, and the impact of increased marketing and pricing actions;

•	the company’s ability to realize projected cost savings and benefits, including those contemplated by restructuring programs and other cost-savings initiatives;

•	the company’s ability to successfully manage changes to its business processes, including selling, distribution, production capacity, information management systems and the integration of acquisitions;

•	the increased significance of certain of the company’s key trade customers;

•	the difficulty of predicting the pattern of inventory movements by the company’s trade customers and of predicting changes in the policies of its customers, such as changes in customer inventory levels and access to shelf space;

•	the impact of fluctuations in the supply and cost of raw materials;

•	the uncertainties of litigation described from time to time in the company’s Securities and Exchange Commission filings;

•	the impact of changes in currency exchange rates, tax rates, interest rates, equity markets, inflation rates, recession and other external factors; and

•	the impact of unforeseen business disruptions in one or more of the company’s markets due to political instability, civil disobedience, armed hostilities or other calamities.

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

In August 2004, a pay fixed SEK/receive fixed USD swap with a notional value of $47 million matured. In addition, a pay variable SEK/receive variable USD swap with a notional value of $18 million matured. The company entered into a pay variable SEK/receive variable USD swap with a notional value of $32 million which matures in 2008. The company also entered into a pay fixed SEK/receive fixed USD swap with a notional value of $32 million which matures in 2010.

ITEM 4. CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures

The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 30, 2005 (the “Evaluation Date”). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective, and are reasonably designed to ensure that all material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

b.	Changes in Internal Controls

During the quarter ended January 30, 2005, there were no changes in the company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

As previously reported, on July 15, 2003, Pepperidge Farm, Incorporated, an indirect wholly-owned subsidiary of the company, made a submission to the United States Environmental Protection Agency (“EPA”) relating to its use and replacement of certain appliances containing ozone-depleting refrigerants. The submission was made pursuant to the terms of the Ozone-Depleting Substance Emission Reduction Bakery Partnership Agreement (the “EPA Agreement”) entered into by and between Pepperidge Farm and the EPA. Pepperidge Farm executed the EPA Agreement in April 2002 as part of a voluntary EPA-sponsored program relating to the reduction of ozone-depleting refrigerants used in the bakery industry. As a result of the EPA Agreement, as of January 30, 2005, Pepperidge Farm has incurred costs of approximately $4.75 million relating to the evaluation and replacement of certain of its refrigerant appliances. Of this amount, $4 million was incurred in fiscal 2003; the remainder was incurred in fiscal 2004. If the submission is approved by the EPA, in addition to the expenditures previously made, Pepperidge Farm will be required to pay a penalty in the amount of approximately $370 thousand. The company does not expect that the cost of complying with the EPA Agreement will have a material impact on the consolidated financial condition or results of operation of the company.

As previously reported, on August 12, 2004, the company received a Finding and Notice of Violation from the EPA alleging air emissions from the company’s Stockton, California tomato processing plant violated federal Clean Air Act provisions. On September 27, 2004, the company received a Complaint and Notice of Opportunity for Hearing from the EPA alleging that nitrogen oxide emissions from the Stockton plant exceeded allowable levels over a five (5) day period in 2002. In February 2005, the company and the EPA entered into a Consent Agreement and Final Order pursuant to which the company agreed to pay $72.5 thousand to settle these alleged violations. The company also incurred approximately $25 thousand in evaluation and defense cost.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

					Total Number of	Maximum Number
					Shares Purchased	of Shares that May
	Total Number		Average		as Part of Publicly	Yet Be Purchased
	of Shares		Price Paid		Announced Plans	Under the Plans
Period	Purchased(1)		Per Share(2)		or Programs	or Programs
11/1/04 - 11/30/04	873	(3)	$27.48	(3)	0	0
12/1/04 - 12/31/04	1,025	(3)	$29.27	(3)	0	0
1/1/05 - 1/30/05	392	(3)	$29.89	(3)	0	0

(1)	The company repurchases shares of capital stock to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans. The company also repurchases shares of capital stock that are owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted shares. All share repurchases were made in open-market transactions, except for the shares owned and tendered by employees to satisfy tax withholding obligations (which, unless otherwise indicated, were purchased at the closing price of the company’s shares on the date of vesting). None of these transactions were made pursuant to a publicly announced repurchase plan or program.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)	Represents shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a. The company’s Annual Meeting of Shareowners was held on November 18, 2004.

     b. The matters voted upon and the results of the vote are as follows:

     Election of Directors

	Number of Shares
Name	For	Withheld

John F. Brock	368,576,515	3,767,130
Edmund M. Carpenter	366,881,476	5,462,169
Paul R. Charron	368,561,462	3,782,183
Douglas R. Conant	367,793,965	4,549,680
Bennett Dorrance	359,033,296	13,310,349
Kent B. Foster	367,726,937	4,616,708
Harvey Golub	359,906,450	12,437,195
Randall W. Larrimore	367,778,817	4,564,828
Philip E. Lippincott	358,965,004	13,378,641
Mary Alice D. Malone	367,764,613	4,579,032
David C. Patterson	368,612,519	3,731,126
Charles R. Perrin	359,142,365	13,201,280
Donald M. Stewart	359,071,528	13,272,117
George Strawbridge, Jr.	366,917,872	5,425,773
Les C. Vinney	367,784,225	4,559,420
Charlotte C. Weber	359,131,324	13,212,321

Ratification of Appointment of PricewaterhouseCoopers LLP as Independent Accountants

	For	Against	Abstentions	Broker Non-Votes

Ratification of Appointment of Accountants	366,736,008	3,445,181	2,162,456	0

Re-Approval of the Company’s Annual Incentive Plan

	For	Against	Abstentions	Broker Non-Votes

Re-Approve the Company’s Annual Incentive Plan	363,164,692	6,643,366	2,535,587	0

ITEM 6. EXHIBITS

10(a)	Board of Director compensation for calendar year 2005 was described in a company Form 8-K filed on January 7, 2005, and such description is incorporated herein by reference.

31(i)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(ii)	Certification of Robert A. Schiffner pursuant to Rule 13a-14(a).

32(i)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(ii)	Certification of Robert A. Schiffner pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL SOUP COMPANY
Date: March 9, 2005	By:	/s/ Robert A. Schiffner

Robert A. Schiffner
Senior Vice President and Chief Financial Officer

By:	/s/ Ellen Oran Kaden

Ellen Oran Kaden
Senior Vice President – Law and Government Affairs

INDEX TO EXHIBITS

Exhibits

10(a)	Board of Director compensation for calendar year 2005 was described in a company Form 8-K filed on January 7, 2005, and such description is incorporated herein by reference.

31(i)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(ii)	Certification of Robert A. Schiffner pursuant to Rule 13a-14(a).

32(i)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(ii)	Certification of Robert A. Schiffner pursuant to 18 U.S.C. Section 1350.