Form 10-Q
period 2005-05-01
CAMPBELL SOUP CO
filed 2005-06-07
CIK 16732

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number
May 1, 2005	1-3822

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b — 2 of the Securities Exchange Act of 1934).

Yes ☑	No ☐.

There were 411,005,099 shares of Capital Stock outstanding as of June 2, 2005.

PART I

ITEM 1. FINANCIAL INFORMATION

CAMPBELL SOUP COMPANY CONSOLIDATED

Statements of Earnings

(unaudited)
(millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	May 1,	May 2,	May 1,	May 2,
	2005	2004	2005	2004
Net sales	$1,736	$1,667	$6,050	$5,676

Costs and expenses
Cost of products sold	1,035	995	3,601	3,315
Marketing and selling expenses	275	278	951	911
Administrative expenses	145	141	403	400
Research and development expenses	24	23	68	65
Other income	(2)	(13)	(2)	(1)

Total costs and expenses	1,477	1,424	5,021	4,690

Earnings before interest and taxes	259	243	1,029	986
Interest, net	45	40	134	125

Earnings before taxes	214	203	895	861
Taxes on earnings	68	61	284	273

Net earnings	$146	$142	$611	$588

Per share - basic
Net earnings	$.36	$.35	$1.49	$1.43

Dividends	$.17	$.1575	$.51	$.4725

Weighted average shares outstanding - basic	409	411	409	411

Per share - assuming dilution
Net earnings	$.35	$.34	$1.48	$1.43

Weighted average shares outstanding - assuming dilution	414	413	414	412

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED

Balance Sheets

(unaudited)
(millions, except per share amounts)

	May 1,	August 1,
	2005	2004
Current assets
Cash and cash equivalents	$32	$32
Accounts receivable	539	490
Inventories	706	795
Other current assets	142	164

Total current assets	1,419	1,481

Plant assets, net of depreciation	1,911	1,901
Goodwill	2,013	1,900
Other intangible assets, net of amortization	1,140	1,095
Other assets	330	298

Total assets	$6,813	$6,675

Current liabilities
Notes payable	$447	$810
Payable to suppliers and others	518	607
Accrued liabilities	557	607
Dividend payable	70	65
Accrued income taxes	308	250

Total current liabilities	1,900	2,339

Long-term debt	2,541	2,543
Nonpension postretirement benefits	290	298
Other liabilities, including deferred income taxes of $339 and $332	714	621

Total liabilities	5,445	5,801

Shareowners’ equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20
Additional paid-in capital	234	264
Earnings retained in the business	6,043	5,642
Capital stock in treasury, at cost	(4,823)	(4,848)
Accumulated other comprehensive loss	(106)	(204)

Total shareowners’ equity	1,368	874

Total liabilities and shareowners’ equity	$6,813	$6,675

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED

Statements of Cash Flows

(unaudited)
(millions)

	Nine Months Ended
	May 1,	May 2,
	2005	2004
Cash flows from operating activities:
Net earnings	$611	$588
Non-cash charges to net earnings
Depreciation and amortization	207	195
Deferred income taxes	23	16
Other, net	80	67
Changes in working capital
Accounts receivable	(28)	(51)
Inventories	107	40
Prepaid assets	(1)	(8)
Accounts payable and accrued liabilities	(117)	(125)
Pension fund contributions	(53)	(54)
Other	(57)	(92)

Net cash provided by operating activities	772	576

Cash flows from investing activities:
Purchases of plant assets	(166)	(142)
Sales of plant assets	8	10
Businesses acquired	—	(9)
Other, net	7	—

Net cash used in investing activities	(151)	(141)

Cash flows from financing activities:
Long-term borrowings	—	301
Net short-term repayments	(393)	(534)
Dividends paid	(205)	(194)
Treasury stock purchases	(66)	(38)
Treasury stock issuances	41	20

Net cash used in financing activities	(623)	(445)

Effect of exchange rate changes on cash	2	6

Net change in cash and cash equivalents	—	(4)
Cash and cash equivalents - beginning of period	32	32

Cash and cash equivalents - end of period	$32	$28

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED

Statements of Shareowners’ Equity

(unaudited)
(millions, except per share amounts)

						Earnings	Accumulated
	Capital Stock				Additional	Retained	Other	Total
	Issued		In Treasury		Paid-in	in the	Comprehensive	Shareowners’
	Shares	Amount	Shares	Amount	Capital	Business	Income (Loss)	Equity

Balance at August 3, 2003	542	$20	(132)	$(4,869)	$298	$5,254	$(316)	$387

Comprehensive income (loss)
Net earnings						588		588
Foreign currency translation adjustments							100	100
Cash-flow hedges, net of tax							3	3
Minimum pension liability, net of tax							(3)	(3)

Other comprehensive income							100	100

Total comprehensive income								688

Dividends ($.4725 per share)						(194)		(194)
Treasury stock purchased			(1)	(38)				(38)
Treasury stock issued under management incentive and stock option plans			1	68	(35)			33

Balance at May 2, 2004	542	$20	(132)	$(4,839)	$263	$5,648	$(216)	$876

Balance at August 1, 2004	542	$20	(134)	$(4,848)	$264	$5,642	$(204)	$874

Comprehensive income (loss)
Net earnings						611		611
Foreign currency translation adjustments							114	114
Cash-flow hedges, net of tax							(15)	(15)
Minimum pension liability, net of tax							(1)	(1)

Other comprehensive income							98	98

Total comprehensive income								709

Dividends ($.51 per share)						(210)		(210)
Treasury stock purchased			(2)	(66)				(66)
Treasury stock issued under management incentive and stock option plans			2	91	(30)			61

Balance at May 1, 2005	542	$20	(134)	$(4,823)	$234	$6,043	$(106)	$1,368

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

The company accounts for stock option grants and restricted stock awards in accordance with Accounting Principles Board Opinion (APB) No. 25 “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, no compensation expense has been recognized for stock options since all options granted had an exercise price equal to the market value of the underlying stock on the grant date. Restricted stock awards are expensed. The following table illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	May 1, 2005	May 2, 2004	May 1, 2005	May 2, 2004
Net earnings, as reported	$146	$142	$611	$588
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects [1]	4	4	11	9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12)	(11)	(33)	(30)

Pro forma net earnings	$138	$135	$589	$567

Earnings per share:
Basic-as reported	$.36	$.35	$1.49	$1.43

Basic-pro forma	$.34	$.33	$1.44	$1.38

Diluted-as reported	$.35	$.34	$1.48	$1.43

Diluted-pro forma	$.33	$.33	$1.42	$1.38

[1]	Represents restricted stock expense.

(b)	Goodwill and Intangible Assets

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	May 1, 2005		August 1, 2004
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization[1]:
Trademarks	$6	$(4)	$6	$(3)
Other	17	(7)	17	(7)

Total	$23	$(11)	$23	$(10)

Intangible assets not subject to amortization:
Trademarks	$1,098		$1,053
Pension	27		27
Other	3		2

Total	$1,128		$1,082

[1]	Amortization related to these assets was approximately $1 for the nine month periods ended May 1, 2005 and May 2, 2004. The estimated aggregated amortization expense for each of the five succeeding fiscal years is less than $2 per year. Asset useful lives range from five to thirty-four years.

Changes in the carrying amount for goodwill for the period ended May 1, 2005 are as follows:

	U.S. Soup,
	Sauces and	Baking and	International
	Beverages	Snacking	Soup and Sauces	Other	Total
Balance at August 1, 2004 [1]	$428	$558	$763	$151	$1,900

Foreign currency translation adjustment	—	63	49	1	113

Balance at May 1, 2005	$428	$621	$812	$152	$2,013

[1]	Information has been restated to conform with the current year presentation, which reflects a change in the company’s operating segments as described in Note (e).

(c)	Comprehensive Income

Total comprehensive income comprises net earnings, net foreign currency translation adjustments, minimum pension liability adjustments, and net unrealized gains (losses) on cash-flow hedges.

Total comprehensive income for the three months ended May 1, 2005 and May 2, 2004, was $138 and $78, respectively. Total comprehensive income for the nine months ended May 1, 2005 and May 2, 2004 was $709 and $688, respectively.

The components of Accumulated other comprehensive loss, as reflected in the Statements of Shareowners’ Equity, consisted of the following:

	May 1,	May 2,
	2005	2004
Foreign currency translation adjustments	$107	$(1)
Cash-flow hedges, net of tax	(16)	(2)
Minimum pension liability, net of tax[1]	(197)	(213)

Total Accumulated other comprehensive loss	$(106)	$(216)

[1]	Includes a tax benefit of $112 as of May 1, 2005 and $121 as of May 2, 2004.

(d)	Earnings Per Share

For the periods presented in the Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and restricted stock programs, except when such effect would be antidilutive. Stock options to purchase 11 million and 18 million shares of capital stock for the three-month periods ended May 1, 2005 and May 2, 2004, respectively, and 17 million and 26 million shares of capital stock for the nine-month periods ended May 1, 2005 and May 2, 2004, respectively, were not included in the calculation of diluted earnings per share because the exercise price of the stock options exceeded the average market price of the capital stock and therefore, the effect would be antidilutive.

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

The Baking and Snacking segment includes the following businesses: Pepperidge Farm cookies, crackers, bakery and frozen products in U.S. retail; Arnott’s biscuits in Australia and Asia Pacific; and Arnott’s salty snacks in Australia.

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

May 1, 2005

		Earnings	Depreciation
		Before Interest	and	Capital
Three Months Ended	Net Sales	and Taxes	Amortization	Expenditures
U.S. Soup, Sauces and Beverages	$627	$152	$22	$20

Baking and Snacking	421	36	23	22

International Soup and Sauces	435	59	13	11

Other	253	27	6	4

Corporate[1]	—	(15)	7	5

Total	$1,736	$259	$71	$62

		Earnings	Depreciation
		Before Interest	and	Capital	Segment
Nine Months Ended	Net Sales	and Taxes	Amortization	Expenditures	Assets
U.S. Soup, Sauces and Beverages	$2,577	$643	$64	$58	$1,957

Baking and Snacking	1,303	129	65	47	1,622

International Soup and Sauces	1,353	184	38	29	2,441

Other	817	121	20	11	352

Corporate [1]	—	(48)	20	21	441

Total	$6,050	$1,029	$207	$166	$6,813

May 2, 2004

		Earnings	Depreciation
		Before Interest	and	Capital
Three Months Ended	Net Sales	and Taxes	Amortization	Expenditures
U.S. Soup, Sauces and Beverages	$637	$141	$20	$25

Baking and Snacking	389	27	20	19

International Soup and Sauces	412	57	14	16

Other	229	24	6	2

Corporate[1]	—	(6)	8	4

Total	$1,667	$243	$68	$66

		Earnings	Depreciation
		Before Interest	and	Capital	Segment
Nine Months Ended	Net Sales	and Taxes	Amortization	Expenditures	Assets
U.S. Soup, Sauces and Beverages	$2,487	$652	$59	$50	$1,910

Baking and Snacking	1,202	111	57	44	1,551

International Soup and Sauces	1,255	175	39	33	2,244

Other	732	109	18	6	336

Corporate[1]	—	(61)	22	9	402

Total	$5,676	$986	$195	$142	$6,443

[1]	Represents unallocated corporate expenses and unallocated assets, including corporate offices, deferred income taxes and investments.

Historical information on the reporting segments is as follows:

Fiscal Year 2004

Net Sales:

	Quarter Ended	Year Ended
	August 1,	August 1,
	2004	2004
U.S. Soup, Sauces and Beverages	$511	$2,998

Baking and Snacking	411	1,613

International Soup and Sauces	340	1,595

Other	171	903

Total	$1,433	$7,109

Earnings Before Interest and Taxes:

	Quarter Ended	Year Ended
	August 1,	August 1,
	2004	2004
U.S. Soup, Sauces and Beverages	$78	$730

Baking and Snacking	55	166

International Soup and Sauces	30	205

Other	(8)	101

Unallocated Corporate Expenses	(26)	(87)

Total	$129	$1,115

Fiscal Year 2003

Net Sales:

	Quarter Ended				Year to Date
	October 27,	January 26,	April 27,	August 3,	January 26,	April 27,	August 3,
	2002	2003	2003	2003	2003	2003	2003

U.S. Soup, Sauces and Beverages	$835	$896	$662	$551	$1,731	$2,393	$2,944

Baking and Snacking	341	341	348	398	682	1,030	1,428

International Soup and Sauces	333	394	373	338	727	1,100	1,438

Other	196	287	217	168	483	700	868

Total	$1,705	$1,918	$1,600	$1,455	$3,623	$5,223	$6,678

Earnings Before Interest and Taxes:

	Quarter Ended				Year to Date
	October 27,	January 26,	April 27,	August 3,	January 26,	April 27,	August 3,
	2002	2003	2003	2003	2003	2003	2003

U.S. Soup, Sauces and Beverages	$244	$253	$168	$107	$497	$665	$772

Baking and Snacking	37	45	24	55	82	106	161

International Soup and Sauces	42	56	59	44	98	157	201

Other	22	60	25	(7)	82	107	100

Unallocated Corporate Expenses	(15)	(29)	(41)	(44)	(44)	(85)	(129)

Total	$330	$385	$235	$155	$715	$950	$1,105

There were 53 weeks in fiscal 2003.

(f)	Inventories

	May 1, 2005	August 1, 2004
Raw materials, containers and supplies	$244	$294
Finished products	462	501

	$706	$795

Approximately 52% of inventory in 2005 and 55% in 2004 is accounted for on the last in, first out (LIFO) method of determining cost. If the first in, first out inventory valuation method had been used exclusively, inventories would not differ materially from the amounts reported at May 1, 2005 and August 1, 2004.

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

Fixed-to-variable interest rate swaps are accounted for as fair-value hedges. Gains and losses on these instruments are recorded in earnings as adjustments to interest expense, offsetting gains and losses on the hedged item. The notional amounts of all outstanding fair-value interest rate swaps at May 1, 2005 totaled $875 with a maximum maturity date of October 2013. The fair value of such instruments was a gain of $4 as of May 1, 2005.

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

Qualifying foreign exchange forward and cross-currency swap contracts are accounted for as cash-flow hedges when the hedged item is a forecasted transaction, or when future cash flows related to a recognized asset or liability are expected to be received or paid. The effective portion of the changes in fair value on these instruments is recorded in Accumulated other comprehensive income (loss) and is reclassified into the Statements of Earnings on the same line item and in the same period or periods in which the hedged transaction affects earnings. The assessment of effectiveness for contracts is based on changes in the spot rates. The fair value of these instruments was $(199) at May 1, 2005.

Qualifying foreign exchange forward contracts are accounted for as fair-value hedges when the hedged item is a recognized asset, liability or firm commitment. There were no such fair-value contracts at May 1, 2005.

The company also enters into certain foreign exchange forward and variable-to-variable cross-currency swap contracts that are not designated as accounting hedges. These instruments are primarily intended to reduce volatility of certain intercompany financing transactions. Gains and losses on derivatives not designated as accounting hedges are typically recorded in Other expenses, as an offset to gains (losses) on the underlying transactions. The fair value of these instruments was $(26) at May 1, 2005.

Foreign exchange forward contracts typically have maturities of less than eighteen months. Cross-currency swap contracts mature in 2005 through 2014. Principal currencies include the Australian dollar, British pound, Canadian dollar, euro, Japanese yen and Swedish krona.

As of May 1, 2005, the accumulated derivative net loss in other comprehensive income for cash-flow hedges, including the foreign exchange forward and cross-currency contracts, forward starting swap contracts, and treasury lock agreements was $16, net of tax. At May 2, 2004, the accumulated derivative net loss in other comprehensive income was $2, net of tax. Reclassifications from Accumulated other comprehensive income (loss) into the Statements of Earnings during the quarter ended May 1, 2005 were not material. Reclassifications during the remainder of fiscal year 2005 are not expected to be material. There were no cash-flow hedges discontinued before maturity during the quarter. At May 1, 2005, the maximum maturity date of any cash-flow hedge was August 2013.

Other Contracts

The company is exposed to equity price changes related to certain employee compensation obligations. Swap contracts are utilized to hedge exposures relating to certain employee compensation obligations linked to the total return of the Standard & Poor’s 500 Index, the total return of the company’s capital stock and beginning in February 2005 the total return of the Puritan Fund. The company pays a variable interest rate and receives the equity returns under these instruments. The notional value of the equity swap contracts, which mature in 2006, was $47 at May 1, 2005. These instruments are not designated as accounting hedges. Gains and losses are recorded in the Statements of Earnings. The net gain recorded under these contracts at May 1, 2005 was approximately $1.

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

The distribution and logistics realignment in Australia involves the conversion of a direct store delivery system to a central warehouse system. As a result of this program, over 200 positions will be eliminated due to the outsourcing of the infrastructure. A restructuring charge of $9 was recorded for this program. The majority of the terminations have occurred in 2005.

A summary of restructuring reserves at May 1, 2005 and related activity is as follows:

	Accrued		Foreign Currency	Accrued
	Balance at	Cash	Translation	Balance at
	August 1, 2004	Payments	Adjustment	May 1, 2005
Severance pay and benefits	$28	(22)	1	$7

(i)	Pension and Postretirement Medical Benefits:

The company sponsors certain U.S. and foreign defined benefit plans and U.S. postretirement medical benefit plans for employees. Components of benefit expense were as follows:

Three Months Ended	Pension		Postretirement
	May 1, 2005	May 2, 2004	May 1, 2005	May 2, 2004
Service cost	$13	$13	$—	$1
Interest cost	28	28	5	5
Expected return on plan assets	(39)	(38)	—	—
Amortization of prior service cost	2	2	(2)	(2)
Recognized net actuarial loss	7	5	1	1

Net periodic benefit expense	$11	$10	$4	$5

Nine Months Ended	Pension		Postretirement
	May 1, 2005	May 2, 2004	May 1, 2005	May 2, 2004
Service cost	$41	$37	$1	$3
Interest cost	85	84	15	17
Expected return on plan assets	(117)	(113)	—	—
Amortization of prior service cost	6	6	(5)	(7)
Recognized net actuarial loss	19	16	1	3

Net periodic benefit expense	$34	$30	$12	$16

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

In the first quarter 2005, the company made a $35 voluntary contribution to a U.S. pension plan. Additional contributions to the U.S. pension plans are not expected this fiscal year. Contributions of $18 were made to the international plans as of May 1, 2005.

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

The company guarantees approximately 1,350 bank loans made to Pepperidge Farm independent sales distributors by third party financial institutions for the purchase of distribution routes. The maximum potential amount of future payments the company could be required to make under the guarantees is approximately $110. The company’s guarantees are indirectly secured by the distribution routes. The company does not believe it is probable that it will be required to make guarantee payments as a result of defaults on the bank loans guaranteed. Prior to the adoption of FIN 45, no amounts were recognized on the Consolidated Balance Sheets related to these guarantees. The amounts recognized as of May 1, 2005 and May 2, 2004 were not material.

(l)	Supplemental Cash Flow Information

Other cash used in operating activities for the nine month periods is comprised of the following:

	May 1, 2005	May 2, 2004
Payments for hedging activities	$(22)	$(56)
Benefit related payments	(38)	(38)
Other	3	2

	$(57)	$(92)

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

In December 2004, the FASB issued SFAS No. 123R (revised 2004) “Share-Based Payment.” SFAS No. 123R requires employee stock-based compensation to be measured based on the grant-date fair value of the awards and the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. The Statement eliminates the alternative use of APB No. 25’s intrinsic value method of accounting for awards which is the company’s current accounting policy for stock options. See Note (a) for the pro forma impact of compensation expense from stock options on net earnings and earnings per share. SFAS No. 123R is effective for the beginning of fiscal 2006. The company is in the process of evaluating the impact of this standard on the financial statements, which will depend on the timing and structure of future equity-based awards.

In October 2004, the American Jobs Creation Act (the AJCA) was signed into law. The AJCA provides for a deduction of 85% of certain foreign earnings that are repatriated, as defined by the AJCA, and a phased-in tax deduction related to profits from domestic manufacturing activities. In December 2004, the FASB issued FSP FAS 109-1 and 109-2 to address the accounting and disclosure requirements related to the AJCA. The company is currently evaluating the impact of the AJCA along with the additional technical guidance issued by the U.S. Treasury Department. The company anticipates it will complete its evaluation by fiscal 2006. The company estimates the range of possible amounts considered for repatriation to be between zero and $570 and the related impact on income tax to be between zero and $30.

In March 2005, the FASB issued FIN 47 “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143.” This Interpretation clarifies that a conditional retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability should be recognized when incurred, generally upon acquisition, construction or development of the asset. FIN 47 is effective no later than the end of the fiscal years ending after December 15, 2005. The company is in the process of evaluating the impact of FIN 47.

ITEM 2.

CAMPBELL SOUP COMPANY CONSOLIDATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Overview

The company reported net earnings of $146 million for the third quarter ended May 1, 2005, versus $142 million in the comparable quarter a year ago. Earnings per share were $.35, compared to $.34 a year ago. (All earnings per share amounts included in Management’s Discussion and Analysis are presented on a diluted basis.) Net sales increased 4% to $1.7 billion. The prior year net earnings included a $10 million gain (net of $6 million in taxes) or $.02 per share from the settlement of a class action lawsuit. Current year earnings were favorably impacted by higher sales, lower Marketing and selling expenses as a percentage of sales, partially offset by higher net interest expense and a higher effective tax rate.

For the nine months ended May 1, 2005, net earnings were $611 million, compared to $588 million a year ago. Earnings per share were $1.48 compared to $1.43 a year ago. Net sales increased 7% to $6.1 billion. The prior year results include the gain from the litigation settlement previously noted. The increase in earnings over the prior year was due to the increase in sales, the favorable impact of currency and lower corporate expenses, partially offset by a decline in gross margin as a percentage of sales and an increase in net interest expense.

THIRD QUARTER

Sales

An analysis of net sales by reportable segment follows:

	(millions)
	2005	2004	% Change
U.S. Soup, Sauces and Beverages	$627	$637	(2)%
Baking and Snacking	421	389	8
International Soup and Sauces	435	412	6
Other	253	229	10

	$1,736	$1,667	4%

An analysis of percent change of net sales by reportable segment follows:

	U.S. Soup,	Baking	International
	Sauces and	and	Soup and
	Beverages	Snacking	Sauces	Other	Total
Volume and Mix	(6)%	4%	2%	5%	—%
Price and Sales Allowances	2	4	—	4	2
Decreased / (Increased) Promotional Spending [1]	2	(1)	(1)	—	—
Currency	—	1	5	1	2

	(2)%	8%	6%	10%	4%

[1]	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

In U.S. Soup, Sauces and Beverages, condensed soup sales increased 4%, ready-to-serve soup sales declined 6% and broth sales increased 7%. Total U.S. soup sales were flat compared with a year ago. The condensed soup sales growth was primarily due to successful merchandising and kids promotional marketing programs and increased advertising. Condensed soup sales also benefited from the installation of additional gravity-feed shelving systems. Sales of ready-to-serve soups declined due to lower volumes, reflecting shifts in marketing programs to the first and second quarters and strong competitive activity, partially offset by reduced promotional spending and higher selling prices. The convenience platform within ready-to-serve soups, which includes Campbell’s Soup at Hand and microwaveable bowls of Campbell’s Chunky and Select soups, had strong sales results. Sales of Prego pasta sauces and Pace Mexican sauces declined due to lower marketing and an increase in competitive activity. V8 vegetable juice sales increased due to higher prices and increased volume, while sales of V8 Splash juice beverages declined due to continued competitive pressures. The sales performance benefited from the introduction of Campbell’s Chunky chili.

In Baking and Snacking, Pepperidge Farm reported sales increases across all its businesses: bakery, cookies and crackers, and frozen. Sales of fresh bread and bakery products increased by double digits due to the performance of Pepperidge Farm whole grain breads, Pepperidge Farm Carb Style breads and rolls and the expanded distribution of Pepperidge Farm bagels and English muffins. Pepperidge Farm Goldfish snack crackers, cookies, frozen premium pot pies, frozen breads and frozen pastries also contributed to the sales growth. Arnott’s reported a sales increase driven by strong customer programs and new product launches.

In International Soup and Sauces, sales in Europe increased primarily due to currency. Strong volume growth in France from Liebig wet soup and in Germany from Erasco wet soup was offset by lower volume in the United Kingdom. In Asia Pacific, sales increased due to volume gains in broth and beverages and the favorable impact of currency. Sales in Canada increased significantly due to volume gains in ready-to-serve soups and V8 beverages, and the favorable impact of currency.

In Other, Godiva Chocolatier sales increased, with double-digit growth in same-store sales in North America driven by new product introductions, increased merchandising activity, and increased advertising and promotions. Away From Home sales increased primarily due to the performance of refrigerated soups.

Gross Margin

Gross margin, defined as net sales less cost of products sold, increased $29 million. As a percent of sales, gross margin increased from 40.3% in 2004 to 40.4% in 2005. The percentage increase was due to productivity improvements (approximately 2.1 percentage points), higher selling prices (approximately 1.1 percentage points) and lower trade and consumer promotion (approximately 0.2 percentage points), partially offset by the impact of cost inflation and other factors (approximately 3.2 percentage points) and product mix (approximately 0.1 percentage points).

Marketing and Selling Expenses

Marketing and selling expenses decreased 1% in 2005 as a result of lower consumer promotions (approximately 4 percent), partially offset by higher selling expenses (approximately 2 percent) and the impact of currency translation (approximately 1 percent). As a percent of sales, Marketing and selling expenses were 16% in 2005 and 17% in 2004.

Administrative Expenses

Administrative expenses increased by $4 million, or 3%, due primarily to the impact of currency translation.

Other Expenses

In 2005, Other income was $2 million compared to Other income of $13 million in 2004. The change was due to a $16 million gain from the company’s share of a class action settlement involving ingredient suppliers in 2004, partially offset by lower expenses from currency hedging related to the financing of international activities.

Operating Earnings

Segment operating earnings increased 10% from the prior year.

An analysis of operating earnings by reportable segment follows:

	(millions)
	2005	2004	% Change
U.S. Soup, Sauces and Beverages	$152	$141	8%
Baking and Snacking	36	27	33
International Soup and Sauces	59	57	4
Other	27	24	13

Subtotal	274	249	10
Corporate	(15)	(6)

	$259	$243	7%

Earnings from U.S. Soup, Sauces and Beverages increased 8% primarily due to higher selling prices, lower marketing spending and productivity savings, partially offset by volume declines and higher energy related costs.

Earnings from Baking and Snacking increased 33% due to higher sales, productivity savings and lower expenses in the Australian Snackfoods business, partially offset by commodity cost inflation.

Earnings from International Soup and Sauces increased 4% due to the favorable impact of currency.

Earnings from Other increased 13% due primarily to the strong sales growth.

Corporate expenses increased to $15 million from $6 million primarily due to the $16 million gain from the company’s share of a class action lawsuit in 2004. The comparison to the prior year is also impacted by expenses in 2005 associated with the ongoing implementation in North America of a new SAP enterprise-resource planning system, lower expenses from currency hedging related to the financing of international activities, lower legal expenses and lower corporate administrative expense.

Nonoperating Items

Interest expense increased to $45 million from $40 million in the prior year, primarily due to higher interest rates and lower interest income.

The effective tax rate for the quarter was 31.8% for 2005, which is consistent with the full year expected rate and the full year 2004 rate of 31.7%. The effective rate for the year-ago quarter was 30.0%.

NINE MONTHS

Sales

An analysis of net sales by reportable segment follows:

	(millions)
	2005	2004	% Change
U.S. Soup, Sauces and Beverages	$2,577	$2,487	4%
Baking and Snacking	1,303	1,202	8
International Soup and Sauces	1,353	1,255	8
Other	817	732	12

	$6,050	$5,676	7%

An analysis of percent change of net sales by reportable segment follows:

	U.S. Soup,	Baking	International
	Sauces and	and	Soup and
	Beverages	Snacking	Sauces	Other	Total
Volume and Mix	5%	5%	3%	7%	5%
Price and Sales Allowances	—	3	—	4	1
Increased Promotional Spending[1]	(1)	(2)	(1)	—	(1)
Currency	—	2	6	1	2

	4%	8%	8%	12%	7%

[1]	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

In U.S. Soup, Sauces and Beverages, condensed soup sales increased 6%, ready-to-serve soup sales increased 2% and broth sales increased 10%. Total U.S. soup sales increased 5%. In condensed soup, eating varieties experienced double-digit growth driven in part by the combination of successful merchandising and kids promotional programs, as well as by increased advertising. Sales of cooking varieties were even with year ago, which was an improvement over historical trends, resulting from an increase in marketing support and a shift in spending to the higher consumption Thanksgiving and Christmas holiday season. Both eating and cooking condensed soup sales continued to benefit from gravity-feed shelving systems. The convenience platform within ready-to-serve soups experienced strong sales performance driven by double-digit growth of microwaveable bowls, partially offset by declines in Campbell’s Soup at Hand. Swanson broth continued to perform well, benefiting from a strong holiday season and the introduction of new organic varieties. Sales of Prego pasta sauces and Pace Mexican sauces declined due to increasing competitive pressures in their respective categories. V8 vegetable juice sales increased slightly, while sales of V8 Splash juice beverages declined. Campbell’s

SpaghettiOs experienced significant growth as this business benefited from rebranding supported with increased advertising. Campbell’s Chunky chili, introduced in the first quarter of this year, also contributed to the sales increase.

In Baking and Snacking, Pepperidge Farm sales increased as a result of gains in all businesses: fresh bakery, cookies and crackers, and frozen. In particular, the fresh bakery business experienced double-digit growth as a result of expanded distribution and new product introductions such as Pepperidge Farm Carb Style breads and rolls. Cookie sales rose on the strength of a successful holiday campaign, and the introduction of a new line of sugar-free cookies and four new varieties of soft-baked cookies. Pepperidge Farm Goldfish snack crackers also experienced sales growth, with continued momentum in the core product line supplemented with the new Goldfish Sandwich Snackers product introduction. Arnott’s reported a sales increase due to volume gains in salty snacks and biscuits and the favorable impact of currency. Strong customer programs, new product introductions including Arnott’s Dessert cookies, and continued momentum in Kettle snacks drove volume growth.

In International Soup and Sauces, sales were up in Europe primarily due to currency as volume growth was mostly offset by increased sales allowances and higher promotional spending. Sales in Asia Pacific increased, driven by volume growth in the Australian business and by the favorable impact of currency. In Canada, sales increased due to the favorable impact of currency and volume growth, particularly in ready-to-serve soups and beverages, partially offset by higher promotional spending.

In Other, Godiva Chocolatier delivered double-digit sales growth driven by continued momentum of same-store sales growth. The primary drivers of this performance were increased in-store merchandising activity, increased advertising and successful new product introductions. Away From Home also achieved double-digit sales growth driven by volume growth of refrigerated soups and higher pricing in the U.S. food service business.

Gross Margin

Gross margin, defined as net sales less cost of products sold, increased $88 million. As a percent of sales, gross margin decreased from 41.6% in 2004 to 40.5% in 2005. The percentage decrease was due to the impact of cost inflation and other factors (approximately 2.6 percentage points), increased trade and consumer promotion (approximately 0.5 percentage points) and product mix (approximately 0.1 percentage points), partially offset by productivity improvements (approximately 1.6 percentage points) and higher selling prices (approximately 0.5 percentage points).

Marketing and Selling Expenses

Marketing and selling expenses increased 4% in 2005 primarily as a result of higher advertising (approximately 3 percent) and the impact of currency translation (approximately 1 percent). As a percent of sales, Marketing and selling expenses were 16% in both 2005 and 2004.

Administrative Expenses

Administrative expenses increased by $3 million (1 percent) due in part to the impact of currency translation (approximately 2 percent) which more than offset reductions in corporate administrative expenses.

Other Expenses

Other income increased by $1 million in 2005 primarily due to lower adjustments related to the carrying value of investments in affordable housing partnerships and lower expenses from currency hedging related to the financing of international activities, partially offset by a $4 million insurance settlement payment in the prior year related to losses incurred by Godiva in connection with the events of September 11, 2001 and the gain from the company’s share of a class action settlement involving ingredient suppliers in 2004.

Operating Earnings

Segment operating earnings increased 3% from the prior year.

An analysis of operating earnings by reportable segment follows:

	(millions)
	2005	2004	% Change
U.S. Soup, Sauces and Beverages	$643	$652	(1)%
Baking and Snacking	129	111	16
International Soup and Sauces	184	175	5
Other	121	109	11

Subtotal	1,077	1,047	3
Corporate	(48)	(61)

	$1,029	$986	4%

Earnings from U.S. Soup, Sauces and Beverages decreased 1%, as the benefit of productivity gains and higher sales volume were more than offset by higher energy related costs and increased trade promotion and advertising.

Earnings from Baking and Snacking increased 16% driven by higher selling prices, increased sales volume and productivity gains, partially offset by higher material costs and increased marketing investments.

Earnings from International Soup and Sauces increased 5% due to the impact of currency.

Earnings from Other increased by 11% due to strong sales growth. Prior year earnings included a $4 million insurance settlement payment related to the losses incurred by Godiva in connection with the events of September 11, 2001.

Corporate expenses decreased to $48 million from $61 million primarily due to lower adjustments related to the carrying value of investments in affordable housing partnerships, lower expenses from currency hedging related to the financing of international activities and lower costs associated with ongoing litigation, partially offset by the gain from the company’s share of a class action settlement involving ingredient suppliers in 2004.

Nonoperating Items

Interest expense increased to $134 million from $125 million in the prior year, primarily due to higher interest rates partially offset by lower debt balances.

The effective tax rate for the nine months was 31.7% for 2005 and 2004, which is consistent with the full year expected rate and the full year 2004 rate of 31.7%.

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

The distribution and logistics realignment in Australia involves the conversion of a direct store delivery system to a central warehouse system. A restructuring charge of $9 million was recorded for this program. As a result of this program, over 200 positions will be eliminated due to the outsourcing of the infrastructure. The majority of the terminations have occurred in 2005. Annual pre-tax benefits are expected to be approximately $10 — $15 million beginning in 2008.

The cash outflows related to these programs are not expected to have a material adverse effect on the company’s liquidity. See Note (h) to the Consolidated Financial Statements for further discussion of these programs.

Liquidity and Capital Resources

The company generated cash from operations of $772 million compared to $576 million last year. The increase in cash flow reflects improved working capital performance,

lower cash settlements related to foreign currency hedging transactions that are reflected in Other, and an increase in earnings.

Capital expenditures were $166 million compared to $142 million a year ago. Capital expenditures are expected to be approximately $350 million in 2005.

The company repurchased 2,185,000 shares in the quarter ended May 1, 2005 at a cost of $62 million. The company repurchased 2,350,000 shares in the nine month period ended May 1, 2005 at a cost of $66 million. The company repurchased 700,000 shares in the quarter ended May 2, 2004 at a cost of $19 million. The company repurchased 1,410,000 shares in the nine month period ended May 2, 2004 at a cost of $38 million. The company expects to repurchase sufficient shares over time to offset the impact of dilution from shares issued under the company’s stock compensation plans. See “Unregistered Sales of Equity Securities and Use of Proceeds” for more information.

At May 1, 2005, the company had approximately $447 million of notes payable due within one year and $33 million of standby letters of credit issued on behalf of the company. The company maintains $1.5 billion of committed revolving credit facilities, which remain unused at May 1, 2005, except for $4 million of standby letters of credit issued on behalf of the company. These facilities are described below. Another $29 million of standby letters of credit were issued on behalf of the company under a separate facility.

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

The company guarantees approximately 1,350 bank loans to Pepperidge Farm independent sales distributors by third party financial institutions used to purchase distribution routes. The maximum potential amount of the future payments the company could be required to make under the guarantees is approximately $110 million. The company’s guarantees are indirectly secured by the distribution routes. The company does not believe that it is probable that it will be required to make guarantee payments as a result of defaults on the bank loans guaranteed. See also Note (k) to the Consolidated Financial Statements for information on guarantees.

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

In November 2004, Statement of Financial Accounting Standards (SFAS) No. 151 “Inventory Costs – an amendment of ARB No. 43, Chapter 4” was issued. SFAS No. 151 is the result of efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and spoilage to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The company is in the process of evaluating SFAS No. 151, but does not expect the adoption to have a material impact on the financial statements.

In December 2004, the FASB issued SFAS No. 123R (revised 2004) “Share-Based Payment.” SFAS No. 123R requires employee stock-based compensation to be measured based on the grant-date fair value of the awards and the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. The Statement eliminates the alternative use of Accounting Principles Board (APB) No. 25’s intrinsic value method of accounting for awards which is the company’s current accounting policy for stock options. See Note (a) for the pro forma impact of compensation expense from stock options on net earnings and earnings per share. SFAS No. 123R is effective for the beginning of fiscal 2006. The company is in the process of evaluating the impact of this standard on the financial statements, which will depend on the timing and structure of future equity-based awards.

In October 2004, the American Jobs Creation Act (the AJCA) was signed into law. The AJCA provides for a deduction of 85% of certain foreign earnings that are repatriated, as defined by the AJCA, and a phased-in tax deduction related to profits from domestic manufacturing activities. In December 2004, the FASB issued FSP FAS 109-1 and 109-2 to address the accounting and disclosure requirements related to the AJCA. The company is currently evaluating the impact of the AJCA along with the additional technical guidance issued by the U.S. Treasury Department. The company anticipates it will complete its evaluation by fiscal 2006. The company estimates the range of possible amounts considered for repatriation to be between zero and $570 million and the related impact on income tax to be between zero and $30 million.

In March 2005, the FASB issued FIN 47 “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143.” This Interpretation clarifies that a conditional retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability should be recognized when incurred, generally upon acquisition, construction or development of the asset. FIN 47 is effective no later than the end of the fiscal years ending after December 15, 2005. The company is in the process of evaluating the impact of FIN 47.

Recent Developments

On May 23, 2005, the company announced results for the third quarter 2005 and commented on the outlook for earnings per share for the full year.

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

In April 2005, a pay variable EUR/receive variable USD swap with a notional value of $137 million matured. The company entered into a pay variable EUR/receive variable USD swap with a notional value of $69 million which matures in 2006. The company also entered into a pay fixed EUR/receive fixed USD swap with a notional value of $69 million which matures in 2008.

ITEM 4. CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures

The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of May 1, 2005 (the “Evaluation Date”). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective, and are reasonably designed to ensure that all material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

b.	Changes in Internal Controls

During the quarter ended May 1, 2005, there were no changes in the company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

As previously reported, on July 15, 2003, Pepperidge Farm, Incorporated, an indirect wholly-owned subsidiary of the company, made a submission to the United States Environmental Protection Agency (“EPA”) relating to its use and replacement of certain appliances containing ozone-depleting refrigerants. The submission was made pursuant to the terms of the Ozone-Depleting Substance Emission Reduction Bakery Partnership Agreement (the “EPA Agreement”) entered into by and between Pepperidge Farm and the EPA. Pepperidge Farm executed the EPA Agreement in April 2002 as part of a voluntary EPA-sponsored program relating to the reduction of ozone-depleting refrigerants used in the bakery industry. As a result of the EPA Agreement, as of May 1, 2005, Pepperidge Farm has incurred costs of approximately $4.75 million relating to the evaluation and replacement of certain of its refrigerant appliances. Of this amount, $4 million was incurred in fiscal 2003; the remainder was incurred in fiscal 2004. If the submission is approved by the EPA, in addition to the expenditures previously made, Pepperidge Farm will be required to pay a penalty in the amount of approximately $370 thousand. The company does not expect that the cost of complying with the EPA Agreement will have a material impact on the consolidated financial condition or results of operation of the company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

					Total Number of	Maximum Number
					Shares Purchased	of Shares that May
	Total Number		Average		as Part of Publicly	Yet Be Purchased
	of Shares		Price Paid		Announced Plans	Under the Plans
Period	Purchased(1)		Per Share(2)		or Programs	or Programs
1/31/05 - 2/28/05	50	(3)	$29.66	(3)	0	0
3/1/05 - 3/31/05	2,187,263	(4)	$28.26	(4)	0	0
4/1/05 - 5/1/05	7,558	(3)	$28.48	(3)	0	0

(1)	The company repurchases shares of capital stock to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans. The company also repurchases shares of capital stock that are owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted shares. All share repurchases were made in open-market transactions, except for the shares owned and tendered by employees to satisfy tax withholding obligations (which, unless otherwise indicated, were purchased at the closing price of the company’s shares on the date of vesting). None of these transactions were made pursuant to a publicly announced repurchase plan or program.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)	Represents shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares.

(4)	Includes 2,263 shares owned and tendered by employees at an average price per share of $26.21 to satisfy tax withholding requirements on the vesting of restricted shares.

ITEM 6. EXHIBITS

31(i)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(ii)	Certification of Robert A. Schiffner pursuant to Rule 13a-14(a).

32(i)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(ii)	Certification of Robert A. Schiffner pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL SOUP COMPANY
Date: June 7, 2005	By:	/s/ Robert A. Schiffner

Robert A. Schiffner Senior Vice President and Chief Financial Officer

By:	/s/ Ellen Oran Kaden
Ellen Oran Kaden
Senior Vice President – Law and Government Affairs

INDEX TO EXHIBITS

Exhibits

31(i)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(ii)	Certification of Robert A. Schiffner pursuant to Rule 13a-14(a).

32(i)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(ii)	Certification of Robert A. Schiffner pursuant to 18 U.S.C. Section 1350.