Form 10-K
period 2005-07-31
CAMPBELL SOUP CO
filed 2005-10-11
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2005	Commission File Number 1-3822

CAMPBELL SOUP COMPANY

New Jersey State of Incorporation	21-0419870 I.R.S. Employer Identification No.

1 Campbell Place
Camden, New Jersey 08103-1799
Principal Executive Offices

Telephone Number: (856) 342-4800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Capital Stock, par value $.0375	Name of Each Exchange on Which Registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of January 28, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of capital stock held by non-affiliates of the registrant was approximately $6,908,285,404. There were 410,636,363 shares of capital stock outstanding as of September 21, 2005.

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on November 18, 2005, are incorporated by reference into Part III.

Campbell Soup Company
Form 10-K

Part I

Item 1. Business

The Company Campbell Soup Company (“Campbell” or the “company”), together with its consolidated subsidiaries, is a global manufacturer and marketer of high-quality, branded convenience food products. Campbell was incorporated as a business corporation under the laws of New Jersey on November 23, 1922; however, through predecessor organizations, it traces its heritage in the food business back to 1869. The company’s principal executive offices are in Camden, New Jersey 08103-1799.

On June 24, 2004, the company announced a series of initiatives designed to improve the company’s sales growth and the quality and growth of its earnings. Beginning with fiscal 2006, the company updated the strategies it is using to continue this effort. The five strategies include:

•	Expanding the company’s well-known brands within the simple meal and baked snack categories;

•	Trading consumers up to higher levels of satisfaction centering on convenience, wellness and quality;

•	Making the company’s products more broadly available in existing and new markets;

•	Increasing margins by improving price realization and company-wide productivity; and

•	Improve overall organizational diversity, engagement, excellence and agility.

Through fiscal 2004, the company’s operations were organized and reported in four segments: North America Soup and Away From Home; North America Sauces and Beverages; Biscuits and Confectionery; and International Soup and Sauces. Beginning with fiscal 2005, the company changed its organizational structure and as a result its operations are organized and reported in the following segments: U.S. Soup, Sauces and Beverages; Baking and Snacking; International Soup and Sauces; and Other. The new segments are discussed in greater detail below.

U.S. Soup, Sauces and Beverages The U.S. Soup, Sauces and Beverages segment includes the following retail businesses: Campbell’s condensed and ready-to-serve soups; Swanson broth and canned poultry; Prego pasta sauce; Pace Mexican sauce; Campbell’s Chunky chili; Campbell’s canned pasta, gravies, and beans; Campbell’s Supper Bakes meal kits; V8 vegetable juice; V8 Splash juice beverages; and Campbell’s tomato juice.

Baking and Snacking The Baking and Snacking segment includes the following businesses: Pepperidge Farm cookies, crackers, bakery and frozen products in U.S. retail; Arnott’s biscuits in Australia and Asia Pacific; and Arnott’s salty snacks in Australia.

International Soup and Sauces The International Soup and Sauces segment includes the soup, sauce and beverage businesses outside of the United States, including Europe, Mexico,

Latin America, the Asia Pacific region and the retail business in Canada. The segment’s operations include Erasco and Heisse Tasse soups in Germany, Liebig and Royco soups and Lesieur sauces in France, Campbell’s and Batchelors soups, OXO stock cubes and Homepride sauces in the United Kingdom, Devos Lemmens mayonnaise and cold sauces and Campbell’s and Royco soups in Belgium, Blå Band soups and sauces in Sweden, and McDonnells and Erin soups in Ireland. In Asia Pacific, operations include Campbell’s soup and stock and Swanson broths across the region. In Canada, operations include Habitant and Campbell’s soups, Prego pasta sauce and V8 juices.

Other The balance of the portfolio reported in Other includes Godiva Chocolatier worldwide and the company’s Away From Home operations, which represent the distribution of products such as soup, specialty entrees, beverage products, other prepared foods and Pepperidge Farm products through various food service channels in the United States and Canada.

Ingredients The ingredients required for the manufacture of the company’s food products are purchased from various suppliers. While all such ingredients are available from numerous independent suppliers, raw materials are subject to fluctuations in price attributable to a number of factors, including changes in crop size, cattle cycles, government-sponsored agricultural programs, import and export requirements and weather conditions during the growing and harvesting seasons. To help reduce some of this volatility, the company uses commodity futures contracts for a number of its ingredients, such as corn, cocoa, soybean meal, soybean oil and wheat. Ingredient inventories are at a peak during the late fall and decline during the winter and spring. Since many ingredients of suitable quality are available in sufficient quantities only at certain seasons, the company makes commitments for the purchase of such ingredients during their respective seasons. At this time, the company does not anticipate any material restrictions on availability or shortages of ingredients that would have a significant impact on the company’s businesses. For additional information on the company’s ingredient management and for information relating to the impact of inflation on the company, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Note 18 to the Consolidated Financial Statements.

Customers In most of the company’s markets, sales activities are conducted by the company’s own sales force and through broker and distributor arrangements. In the United States, Canada and Latin America, the company’s products are generally resold to consumers in retail food chains, mass discounters, mass merchandisers, club stores, convenience stores, drug stores and other retail establishments. In Europe, the company’s products are generally resold to consumers in retail food chains, mass discounters and other retail establishments. In Mexico, the company’s products are generally resold to consumers in retail food chains, club stores, convenience stores, drug stores and other retail establishments. In the Asia Pacific region, the company’s products are generally resold to consumers through retail food chains, convenience stores and other retail establishments. Godiva Chocolatier’s products are sold generally through a network of company-owned retail boutiques in North America, Europe and Asia, franchised third-party retail boutique operators in Europe, third-party distributors in Europe and Asia, and major retailers, including finer department stores and duty-free shops, worldwide. Godiva Chocolatier’s products are also sold through catalogs and on the Internet, although these sales are primarily limited to North America and Japan. The company makes shipments promptly after receipt and acceptance of orders.

The company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 14% of the company’s consolidated net sales during fiscal 2005 and 12% during fiscal 2004. All of the company’s segments sold products to Wal-Mart Stores, Inc. or its affiliates. No other customer accounted for 10% or more of the company’s consolidated net sales.

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

Competition The company experiences worldwide competition in all of its principal products. This competition arises from numerous competitors of varying sizes, including producers of generic and private label products, as well as from manufacturers of other branded food products, which compete for trade merchandising support and consumer dollars. As such, the number of competitors cannot be reliably estimated. The principal areas of competition are brand recognition, quality, price, advertising, promotion, convenience and service.

Working Capital For information relating to the company’s cash and working capital items, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Capital Expenditures During fiscal 2005, the company’s aggregate capital expenditures were $332 million. The company expects to spend approximately $360 million for capital projects in fiscal 2006. The major fiscal 2006 capital projects include the ongoing implementation of the SAP enterprise-resource planning system in North America and the construction of a new facility in Everett, Washington, for the company’s Stockpot subsidiary.

Research and Development During the last three fiscal years, the company’s expenditures on research activities relating to new products and the improvement and maintenance of existing products were $95 million in 2005, $93 million in 2004 and $88 million in 2003. The increase during the last two fiscal years in research and development spending was primarily due to currency fluctuations. The company conducts this research primarily at its headquarters in Camden, New Jersey, although important research is undertaken at various other locations inside and outside the United States.

Environmental Matters The company has requirements for the operation and design of its facilities that meet or exceed applicable environmental rules and regulations. Of the company’s $332 million in capital expenditures made during fiscal 2005, approximately $5.8 million was for compliance with environmental laws and regulations in the United States. The company further estimates that approximately $6.4 million of the capital expenditures anticipated during fiscal 2006 will be for compliance with such environmental laws and regulations. The company believes that continued compliance with existing environmental laws and regulations will not have a material effect on capital expenditures, earnings or the competitive position of the company. Additional information regarding the company’s environmental matters is set forth in “Legal Proceedings.”

Seasonality Demand for the company’s products is somewhat seasonal, with the fall and winter months usually accounting for the highest sales volume due primarily to demand for the company’s soup and sauce products. Godiva Chocolatier sales are also strongest during the fall and winter months. Demand for the company’s beverage, baking and snacking products, however, is generally evenly distributed throughout the year.

Regulation The manufacture and marketing of food products is highly regulated. In the United States, the company is subject to regulation by various government agencies, including the Food and Drug Administration, the Department of Agriculture and the Federal Trade Commission, as well as various state and local agencies. The company is also regulated by similar agencies outside the United States and by voluntary organizations such as the National Advertising Division of the Better Business Bureau.

Employees On July 31, 2005, there were approximately 24,000 full-time employees of the company.

Financial Information For information with respect to revenue, operating profitability and identifiable assets attributable to the company’s business segments and geographic areas, see Note 4 to the Consolidated Financial Statements.

Company Website The company’s primary corporate website can be found at www.campbellsoupcompany.com. The company makes available free of charge at this website (under the “Investor Center — Financial Reports — SEC Filings” caption) all of its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including its annual report on Form 10-K, its quarterly reports on Form 10-Q and its current reports on Form 8-K. These reports are made available on the website as soon as reasonably practicable after their filing with, or furnishing to, the Securities and Exchange Commission.

Item 2. Properties

The company’s principal executive offices and main research facilities are company-owned and located in Camden, New Jersey.

The following table sets forth the company’s principal manufacturing facilities and the business segment that primarily uses each of the facilities:

Principal Manufacturing Facilities
Inside the U.S.		Outside the U.S.

California	Ohio	Australia	Indonesia
• Dixon (SSB)
• Sacramento (SSB/OT)
• Stockton (SSB)

Connecticut
• Bloomfield (BS)

Florida
• Lakeland (BS)

Illinois
• Downers Grove (BS)

Michigan
• Marshall (SSB)

New Jersey
• South Plainfield (SSB)

North Carolina
• Maxton (SSB/OT)
• Napoleon (SSB/OT)
• Wauseon (SSB)
• Willard (BS)

Pennsylvania
• Denver (BS)
• Downingtown (BS)
• Reading (OT)

South Carolina
• Aiken (BS)

Texas
• Paris (SSB/OT)

Utah
• Richmond (BS)

Washington
• Woodinville (OT)

Wisconsin
• Milwaukee (SSB)	• Huntingwood (BS)
• Marleston (BS)
• Shepparton (ISS)
• Virginia (BS)
• Miranda (BS)
• Smithfield (BS)
• Scoresby (BS)

Belgium
• Puurs (ISS)
• Brussels (OT)

Canada
• Listowel (ISS/OT)
• Toronto (ISS/OT)

France
• Le Pontet (ISS)
• Dunkirk (ISS)

Germany
• Luebeck (ISS)
• Gerwisch (ISS)	• Jawa Barat (BS)

Ireland
• Thurles (ISS)

Malaysia
• Selangor Darul Ehsan (ISS)

Mexico
• Villagran (ISS)
• Guasave (ISS)

Netherlands
• Utrecht (ISS)

Papua New Guinea
• Port Moresby (BS)
• Malahang Lae (BS)

Sweden
• Kristianstadt (ISS)

United Kingdom
• Ashford (ISS)
• King’s Lynn (ISS)
• Worksop (ISS)

SSB – U.S. Soup, Sauces and Beverages
BS – Baking and Snacking
ISS – International Soup and Sauces
OT – Other

Each of the foregoing manufacturing facilities is company-owned, except that the Woodinville, Washington, facility; the Scoresby, Australia, facility; the Selangor Darul Ehsan, Malaysia, facility; and portions of the Ashford, United Kingdom, facility are leased. The Utrecht, Netherlands, facility is subject to a ground lease. The company also operates retail confectionery shops in the United States, Canada, Europe and Asia; retail bakery thrift stores in the United States; and other plants, facilities and offices at various locations in the United States and abroad, including additional executive offices in Norwalk, Connecticut; Paris, France; and Homebush, Australia. On July 15, 2005, the company announced plans to build a new facility in Everett, Washington, to replace the existing Woodinville, Washington, facility for the manufacture of refrigerated soups by its Stockpot subsidiary.

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

Following a trial on the merits, on September 13, 2005, the District Court issued Post-Trial Findings of Fact and Conclusions of Law, ruling in favor of the company and against VFB on all claims. The Court ruled that VFB failed to prove that the spinoff was a constructive or actual fraudulent transfer. The Court also rejected VFB’s claim of breach of fiduciary duty, VFB’s claim that VFI was an alter ego of the company, and VFB’s claim that the spinoff should be deemed an illegal dividend. VFB will have 30 days following the entry of the judgment of the District Court to appeal the decision.

As previously reported, the company received an Examination Report from the Internal Revenue Service on December 23, 2002,

which included a challenge to the treatment of gains and interest deductions claimed in the company’s fiscal 1995 federal income tax return, relating to transactions involving government securities. If the proposed adjustment were upheld, it would require the company to pay a net amount of approximately $100 million in taxes, accumulated interest to December 23, 2002, and penalties. Interest will continue to accrue until the matter is resolved. The company believes these transactions were properly reported on its federal income tax return in accordance with applicable tax laws and regulations in effect during the period involved and is challenging these adjustments vigorously. The company expects a final resolution of this matter in fiscal 2006.

As previously reported, on July 15, 2003, Pepperidge Farm, Incorporated, an indirect wholly-owned subsidiary of the company, made a submission to the United States Environmental Protection Agency (“EPA”) relating to its use and replacement of certain appliances containing ozone-depleting refrigerants. The submission was made pursuant to the terms of the Ozone-Depleting Substance Emission Reduction Bakery Partnership Agreement (the “EPA Agreement”) entered into by and between Pepperidge Farm and the EPA. Pepperidge Farm executed the EPA Agreement in April 2002 as part of a voluntary EPA-sponsored program relating to the reduction of ozone-depleting refrigerants used in the bakery industry. As a result of the EPA Agreement, as of July 31, 2005, Pepperidge Farm has incurred costs of approximately $4.75 million relating to the evaluation and replacement of certain of its refrigerant appliances. Of this amount, $4 million was incurred in fiscal 2003; the remainder was incurred in fiscal 2004. If the submission is approved by the EPA, in addition to the expenditures previously made, Pepperidge Farm will be required to pay a penalty in the amount of approximately $370 thousand.

Although the results of these matters cannot be predicted with certainty, in management’s opinion, the final outcome of these legal proceedings, tax issues and environmental matters will not have a material adverse effect on the consolidated results of operations or financial condition of the company.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Company

The following list of executive officers as of October 1, 2005, is included as an item in Part III of this Form 10-K:

			Year First Appointed
Name	Present Title	Age	Executive Officer

Douglas R. Conant	President and Chief Executive Officer	54	2001
Anthony P. DiSilvestro	Vice President — Controller	46	2004
M. Carl Johnson, III	Senior Vice President	57	2001
Ellen Oran Kaden	Senior Vice President — Law and Government Affairs	54	1998
Larry S. McWilliams	Senior Vice President	49	2001
Denise M. Morrison	Senior Vice President	51	2003
Nancy A. Reardon	Senior Vice President	53	2004
Mark A. Sarvary	Executive Vice President	46	2002
Robert A. Schiffner	Senior Vice President and Chief Financial Officer	55	2001
David R. White	Senior Vice President	50	2004
Doreen A. Wright	Senior Vice President and Chief Information Officer	48	2001

Douglas R. Conant served as President of Nabisco Foods Company (1995–2001) prior to joining Campbell in 2001.

M. Carl Johnson, III, served as Executive Vice President and President, New Meals Division, Kraft Foods, N.A. (1997–2001) and Member of Kraft Foods Operating Committee (1995–2001) prior to joining Campbell in 2001.

Larry S. McWilliams served as Senior Vice President and General Manager, U.S. Business (1998–2001) of the Minute Maid Company prior to joining Campbell in 2001.

Denise M. Morrison served as Executive Vice President and General Manager, Kraft Snacks Division (2001–2003) of Kraft Foods, Inc., Executive Vice President and General Manager, Kraft Confection Division (2001) of Kraft Foods, Inc., Senior Vice President, Nabisco DTS (2000) of Nabisco, Inc. and Senior Vice President, Nabisco Food and Sales & Integrated Logistics (1998–2000) of Nabisco, Inc. prior to joining Campbell in 2003.

Nancy A. Reardon served as Executive Vice President of Human Resources, Comcast Cable Communications (2002–2004) and Executive Vice President — Human Resources/Corporate Affairs (1997–2002) of Borden Capital Management Partners prior to joining Campbell in 2004.

Mark A. Sarvary served as Chief Executive Officer of J. Crew Group (1999–2002) prior to joining Campbell in 2002.

Robert A. Schiffner served as Senior Vice President and Treasurer (1998–2001) of Nabisco Holdings Corporation prior to joining Campbell in 2001.

David R. White served as Vice President, Product Supply — Global Family Care Business (1999–2004) of The Procter & Gamble Company prior to joining Campbell in 2004.

Doreen A. Wright served as Executive Vice President and Chief Information Officer of Nabisco, Inc. (1999–2001) prior to joining Campbell in 2001.

The company has employed Ellen Oran Kaden and Anthony P. DiSilvestro in an executive or managerial capacity for at least five years.

There is no family relationship among any of the company’s executive officers or between any such officer and any director of Campbell. All of the executive officers were elected at the June 2005 meeting of the Board of Directors.

Part II

Item 5. Market for Registrant’s Capital Stock, Related Shareowner Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Capital Stock

The company’s capital stock is listed and principally traded on the New York Stock Exchange. The company’s capital stock is also listed on the SWX Swiss Exchange. On September 21, 2005, there were 31,186 holders of record of the company’s capital stock. Market price and dividend information with respect to the company’s capital stock are set forth in Note 22 to the Consolidated Financial Statements. In September 2005, the company increased the quarterly dividend to be paid in the first quarter of fiscal 2006 to $0.18 per share. Future dividends will be dependent upon future earnings, financial requirements and other factors.

Issuer Purchases of Equity Securities

			Total Number	Maximum Number
			of Shares	of Shares that
	Total		Purchased as	May Yet Be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased[1]	Per Share[2]	or Programs	or Programs

5/2/05–5/31/05	529[3]	$29.93[3]	0	0
6/1/05–6/30/05	588,000	$31.06	0	0
7/1/05–7/31/05	841,266[4]	$30.64[4]	0	0

Total	1,429,795	$30.81	0	0

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

2	Average price paid per share is calculated on a settlement basis and excludes commission.

3	Represents shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares.

4	Includes 1,266 shares owned and tendered by employees at an average price per share of $30.97 to satisfy tax withholding requirements on the vesting of restricted shares.

Item 6. Selected Financial Data

Five-Year Review — Consolidated

(millions, except per share amounts)

Fiscal Year	2005	2004[1]	2003	2002[2]	2001[3]

Summary of Operations
Net sales	$7,548	$7,109	$6,678	$6,133	$5,771
Earnings before interest and taxes	1,210	1,115	1,105	984	1,194
Earnings before taxes	1,030	947	924	798	987
Earnings before cumulative effect of accounting change	707	647	626	525	649
Cumulative effect of accounting change	—	—	(31)	—	—
Net earnings	707	647	595	525	649

Financial Position
Plant assets — net	$1,987	$1,901	$1,843	$1,684	$1,637
Total assets	6,776	6,662	6,205	5,721	5,927
Total debt	2,993	3,353	3,528	3,645	4,049
Shareowners’ equity (deficit)	1,270	874	387	(114)	(247)

Per Share Data
Earnings before cumulative effect of accounting change — basic	$1.73	$1.58	$1.52	$1.28	$1.57
Earnings before cumulative effect of accounting change — assuming dilution	1.71	1.57	1.52	1.28	1.55
Net earnings — basic	1.73	1.58	1.45	1.28	1.57
Net earnings — assuming dilution	1.71	1.57	1.45	1.28	1.55
Dividends declared	0.68	0.63	0.63	0.63	0.90

Other Statistics
Capital expenditures	$332	$288	$283	$269	$200
Number of shareowners (in thousands)	43	45	46	47	48
Weighted average shares outstanding	409	409	411	410	414
Weighted average shares outstanding — assuming dilution	413	412	411	411	418

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

1
2004 results include a pre-tax restructuring charge of $32 ($22 after tax or $.05 per share basic and assuming dilution) related to a reduction in workforce and the implementation of a distribution and logistics realignment in Australia.

2	2002 results include pre-tax costs of $20 ($14 after tax or $.03 per share basic and assuming dilution) related to an Australian manufacturing reconfiguration.

3	2001 results include pre-tax costs of $15 ($11 after tax or $.03 per share basic and assuming dilution) related to an Australian manufacturing reconfiguration.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Overview
2005 Net earnings were $707 million ($1.71 per share) in 2005 compared to $647 million ($1.57 per share) in 2004. (All earnings per share amounts included in Management’s Discussion and Analysis are presented on a diluted basis.) Net earnings between 2005 and 2004 were impacted by an increase in sales, lower corporate expenses and the favorable impact of currency, partially offset by a decline in gross margin as a percentage of sales and an increase in interest expense. The 2004 results were also impacted by the following:

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

2004 In 2004, net earnings increased 3% to $647 million from $626 million before the cumulative effect of accounting change and earnings per share increased 3% to $1.57 from $1.52 in 2003.

In addition to the 2004 restructuring charge and gains, earnings between 2004 and 2003 before the cumulative effect of accounting change were also impacted by an increase in sales, favorable currency translation, lower interest expense and a lower tax rate, partially offset by a decline in gross margin as a percentage of sales and higher administrative expenses. In addition, there were 52 weeks in 2004 and 53 weeks in 2003. The additional week contributed approximately $.02 per share to earnings.

In connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, the company recognized a non-cash charge of $31 million (net of a $17 million tax benefit), or $.08 per share, in the first quarter of 2003 as a cumulative effect of accounting change. This charge related to impaired goodwill associated with the Stockpot business, a food service business acquired in August 1998. See also Note 3 to the Consolidated Financial Statements.

In the first quarter 2004, the company acquired certain Australian chocolate biscuit brands for approximately $9 million. These brands are included in the Baking and Snacking segment.

During the first quarter of 2003, the company acquired two businesses for cash consideration of approximately $170 million and assumed debt of approximately $20 million. The company acquired Snack Foods Limited, a leader in the Australian salty snack category, and Erin Foods, the number two dry soup manufacturer in Ireland. Snack Foods Limited is included in the Baking and Snacking segment. Erin Foods is included in the International Soup and Sauces segment. The businesses have annual sales of approximately $160 million.

Sales

An analysis of net sales by segment follows:

				% Change
				2005/	2004/
(millions)	2005	2004	2003	2004	2003

U.S. Soup, Sauces and Beverages	$3,098	$2,998	$2,944	3	2
Baking and Snacking	1,742	1,613	1,428	8	13
International Soup and Sauces	1,703	1,595	1,438	7	11
Other	1,005	903	868	11	4

	$7,548	$7,109	$6,678	6	6

An analysis of percent change of net sales by reportable segment follows:

	U.S. Soup,	Baking	International
	Sauces and	and	Soup and
2005/2004	Beverages	Snacking	Sauces	Other	Total

Volume and Mix	2%	4%	2%	7%	3%
Price and Sales Allowances	1	3	—	3	2
Increased Promotional Spending[1]	—	(1)	(1)	—	(1)
Currency	—	2	6	1	2

	3%	8%	7%	11%	6%

	U.S. Soup,	Baking	International
	Sauces and	and	Soup and
2004/2003	Beverages	Snacking	Sauces	Other	Total

Volume and Mix	—%	4%	2%	1%	2%
53rd Week	(1)	(2)	(2)	(1)	(2)
Price and Sales Allowances	2	2	—	2	2
Decreased/(Increased) Promotional Spending[1]	1	(1)	—	—	—
Acquisitions	—	2	—	—	—
Currency	—	8	11	2	4

	2%	13%	11%	4%	6%

1	Revenue reductions from trade promotion and consumer coupon redemption programs.

In 2005, U.S. Soup, Sauces and Beverages sales increased 3%. U.S. soup sales increased 5%, driven by an 8% gain in condensed soup and a 12% increase in broth, partially offset by a 1% decline in ready-to-serve soup. The U.S. condensed soup increase was driven by a double-digit increase in eating soups, due in part to the combination of successful merchandising and kids promotional marketing programs, increased advertising and higher prices. Cooking varieties of condensed soup also achieved sales growth behind strong performance during the holiday season. Condensed soup sales also benefited from gravity-feed shelving systems installed in retail stores. Broth sales increased, driven by gains achieved through its expanded use in cooking and strong consumer response to two new organic varieties in aseptic containers introduced earlier in 2005. In ready-to-serve soup, Campbell’s Chunky soup sales increased 7%. These gains were offset by declines in sales of Campbell’s Select soups and Campbell’s Kitchen Classics soups. The Campbell’s Select soups decline of 15% was due to volume losses resulting from competitive activity. Sales of microwaveable soups were flat for the year, as double-digit growth of Campbell’s Chunky and Campbell’s Select soups in microwaveable bowls was offset by declines in Campbell’s Soup at Hand sippable soups. In other parts of the business, the launch of Campbell’s Chunky chili in 2005 added to sales gains. Campbell’s SpaghettiOs pasta sales rose as consumers responded to the transition from the Franco-American brand to the Campbell’s brand and to new advertising. Sales of Prego pasta sauces declined slightly, while sales of Pace Mexican sauces were flat for the year. V8 vegetable juice sales increased due to higher prices and improved volume, while sales of V8 Splash juice beverages and Campbell’s tomato juice declined.

In 2004, U.S. Soup, Sauces and Beverages sales increased 2%. U.S. soup sales increased 2%, driven by an 8% gain in ready-to-serve soup, partially offset by a 2% decline in condensed soup. The ready-to-serve sales performance was driven by the strong performance from microwaveable soups, including Campbell’s Select and Campbell’s Chunky soups, which were introduced in 2004, and Campbell’s Soup at Hand sippable soups. Broth sales increased 6%. Beverage sales increased, led by growth of V8 vegetable juice. Sales of Pace Mexican sauces were equal to 2003, and Prego pasta sauces experienced a decline in sales, attributable in part to weakness in the dry pasta category.

Baking and Snacking sales increased 8% in 2005 versus 2004. Pepperidge Farm contributed significantly to the sales increase as a result of sales gains across bakery, cookies and crackers and frozen, primarily due to higher volume and increased prices. The fresh bakery business experienced double-digit growth as a result of expanded distribution and product improvements on bagels and English muffins along with strong results from Pepperidge Farm Farmhouse breads and Pepperidge Farm Carb Style breads and rolls. In cookies and crackers, sales growth was driven by Pepperidge Farm Chocolate Chunk cookies, four new soft-baked varieties of cookies, and the introduction of sugar-free cookies and Whims poppable snacks. In addition, Pepperidge Farm Goldfish crackers delivered sales growth. Pepperidge Farm frozen product sales increased behind the strong performance of pot pies, breads and pastry. Arnott’s sales grew primarily due to currency and volume gains. Arnott’s achieved sales growth in each of its three businesses: sweet biscuits, savory biscuits and salty snacks.

Baking and Snacking sales increased 13% in 2004 versus 2003. The favorable currency impact was due primarily to the strengthening of the Australian dollar. Pepperidge Farm contributed to the sales increase as a result of growth in Goldfish crackers and fresh bread. Arnott’s achieved an increase in sales driven by innovation on the Tim Tam, Shapes and Jatz products and new product offerings in the Snack Right and Salada brands.

International Soup and Sauces sales increased 7% in 2005 versus 2004, driven primarily by currency. In Europe, strong sales gains of wet and dry soups in France and Campbell’s wet soups in Belgium also contributed to growth. In Asia Pacific, Australian beverages and broth delivered volume gains, while sales increased in Asia, in part, from the launch of a new dry soup product targeting breakfast consumption. Canada achieved volume growth due in part to its ready-to-serve soup business, which includes a new aseptic variety, Campbell’s Gardennay soup.

International Soup and Sauces sales increased 11% in 2004 versus 2003, primarily due to currency. The increase in volume and mix was driven primarily by sales gains in France, Australia, Belgium and Asia, partially offset by sales declines in the United Kingdom and Germany. In Australia, soup had strong sales and volume growth driven by Campbell’s Country Ladle and Chunky soup.

In Other, sales increased 11% in 2005 versus 2004. Away From Home delivered strong sales growth, led by premium refrigerated soups. Godiva Chocolatier’s worldwide sales increased double-digits with North America, Europe and Asia all contributing to growth. In North America, Godiva achieved double-digit same-store sales results driven by successful new products, including sugar-free chocolates and the relaunch of truffles.

In Other, sales increased 4% in 2004 versus 2003. Away From Home sales grew slightly, primarily due to strong sales of premium refrigerated soups. Godiva Chocolatier’s worldwide sales increased due to improving same-store sales trends in North America and increased sales in duty free stores.

Gross Margin Gross margin, defined as Net sales less Cost of products sold, increased by $135 million in 2005. As a percent of sales, gross margin was 40.5% in 2005, 41.1% in 2004 and 43.0% in 2003. The percentage point decrease in 2005 was due to the impact of inflation and other factors (approximately 3.0 percentage points), a higher level of promotional spending (approximately 0.3 percentage points) and mix (approximately 0.1 percentage points), partially offset by productivity improvements (approximately 2.0 percentage points) and higher selling prices (approximately 0.8 percentage points). The percentage point decrease in 2004 was due to costs associated with quality and packaging improvements (approximately 1.0 percentage point), mix (approximately 0.7 percentage points), higher pension expense and the impact of acquisitions (approximately 0.3 percentage points), and the impact of inflation and other factors (approximately 2.7 percentage points), partially offset by higher selling prices (approximately 0.9 percentage points) and productivity improvements (approximately 1.9 percentage points).

Marketing and Selling Expenses Marketing and selling expenses as a percent of sales were 15.7% in 2005, 16.2% in 2004 and 17.1% in 2003. Marketing and selling expenses increased 3% in 2005. The increase was driven by higher levels of advertising and currency. In 2004, Marketing and selling expenses increased 1% from 2003. The increase was driven by currency, partially offset by reductions in marketing expenses related to consumer promotion activity and lower media production costs.

Administrative Expenses Administrative expenses as a percent of sales were 7.6% in 2005, 2004, and 2003. Administrative expenses increased by 5% in 2005 from 2004. Currency accounted for approximately 2 percentage points of the increase and costs associated with the implementation of the SAP enterprise-resource planning system in North America accounted for 2 percentage points of the increase. Administrative expenses increased by 7% in 2004 from 2003. Currency accounted for approximately 4 percentage points of the increase, with the balance due to general inflationary increases and costs associated with litigation.

Research and Development Expenses Research and development expenses increased $2 million or 2% in 2005 from 2004, primarily due to currency. Research and development expenses increased $5 million or 6% in 2004 from 2003, primarily due to currency, which accounted for approximately 4 percentage points of the increase.

Other Expenses/(Income) Other income in 2005 of $4 million was primarily royalty income related to the company’s brands.

Other income in 2004 of $13 million included a $16 million gain from the company’s share of a class action settlement involving ingredient suppliers, a $10 million gain on a sale of a manu-

facturing site, other net income of $4 million, partially offset by a $10 million adjustment to the carrying value of long-term investments in affordable housing partnerships and $7 million in expenses from currency hedging related to the financing of international activities.

Other expenses of $28 million in 2003 included a $36 million adjustment to the carrying value of long-term investments in affordable housing partnerships, $15 million in expenses from currency hedging related to the financing of international activities, partially offset by $16 million of gains on the sales of land and buildings, a $5 million one-time payment for the transfer of the Godiva Chocolatier ice cream license, and other net income of $2 million. The sales of land and buildings relate to the closures of a dry soup plant in Ireland ($8 million) and an Arnott’s plant in Melbourne, Australia ($8 million).

Operating Earnings Segment operating earnings increased 6% in 2005 from 2004.

Segment operating earnings declined 3% in 2004 from 2003. The restructuring charge accounted for 2 percentage points of the decline.

An analysis of operating earnings by segment follows:

				% Change
				2005/	2004/
(millions)	2005	2004[1]	2003	2004	2003

U.S. Soup, Sauces and Beverages	$747	$730	$772	2	(5)
Baking and Snacking	198	166	161	19	3
International Soup and Sauces	221	205	201	8	2
Other	110	101	100	9	1

	1,276	1,202	1,234	6	(3)
Corporate	(66)	(87)	(129)

	$1,210	$1,115	$1,105

1
Contributions to earnings by segment include the effect of a pre-tax fourth quarter 2004 restructuring charge of $32 million as follows: U.S. Soup, Sauces and Beverages — $8 million, Baking and Snacking — $10 million, International Soup and Sauces — $10 million, Other — $3 million and Corporate — $1 million.

Earnings from U.S. Soup, Sauces and Beverages increased 2% in 2005 versus 2004. The 2004 results included an $8 million restructuring charge. The remaining increase in 2005 was due to productivity improvements and higher sales volume and prices, partially offset by cost inflation and increased marketing.

Earnings from U.S. Soup, Sauces and Beverages decreased 5% in 2004 versus 2003. The 2004 results included an $8 million restructuring charge, which accounted for 1 percentage point of the earnings decline. The remainder of the earnings decline was due to quality improvements, higher inflation and product mix, partially offset by an increase in sales and productivity improvements.

Earnings from Baking and Snacking increased 19% in 2005 versus 2004. The 2004 results included a $10 million restructuring charge. Currency accounted for 3 percentage points of the earnings increase. The remaining increase in earnings was due to sales growth in Pepperidge Farm and improvement in the Snackfoods business in Australia, partially offset by expenses associated with the implementation of a new sales and distribution system in Australia.

Earnings from Baking and Snacking increased 3% in 2004 versus 2003. The 2004 results included a $10 million restructuring charge, which reduced earnings by 6 percentage points. Currency accounted for 9 percentage points of growth.

Earnings from International Soup and Sauces increased 8% in 2005 versus 2004. The 2004 results included a $10 million restructuring charge. The remaining increase in earnings was due to the favorable impact of currency (6 percentage points) and operating earnings growth in Canada, partially offset by declines in Europe and Latin America.

Earnings from International Soup and Sauces increased 2% in 2004 versus 2003. Currency accounted for 11 percentage points of growth, partially offset by a $10 million restructuring charge (approximately 5 percentage points) and declines in earnings in Canada and Europe.

Earnings from Other increased 9% in 2005 from 2004. The 2004 results included a $3 million restructuring charge. Currency accounted for 2 percentage points of the increase. The remainder of the increase was due to the strong sales growth in Godiva Chocolatier and Away From Home.

Earnings from Other increased 1% in 2004 from 2003. The 2004 results included a $3 million restructuring charge, which negatively impacted earnings by 3 percentage points. Currency accounted for 4 percentage points of growth.

Corporate expenses decreased in 2005 due to lower costs associated with ongoing litigation, lower adjustments related to the carrying value of long-term investments in affordable housing partnerships, and lower expenses from currency hedging related to the financing of international activities, partially offset by the gains in 2004 related to the company’s share of a class action lawsuit involving ingredient suppliers and the sale of a manufacturing site in California.

Corporate expenses decreased in 2004, primarily due to lower adjustments related to the carrying value of long-term investments in affordable housing partnerships, the gain from the company’s share of a class action lawsuit involving ingredient suppliers, the gain on sale of a manufacturing site in California, lower expenses from currency hedging related to the financing of international activities, partially offset by increases in costs associated with ongoing litigation.

Nonoperating Items Interest expense increased 6% in 2005 from 2004, primarily due to higher interest rates, partially offset by lower levels of debt.

Interest expense declined 6% in 2004 from 2003, primarily due to lower levels of debt.

The effective tax rate was 31.4% in 2005, 31.7% in 2004 and 32.2% in 2003. The reduction in the rate in 2005 from 2004 was due to lower international taxes, which reflected a one-time benefit in Australia related to a change in tax law. The reduction in the rate from 2003 to 2004 reflected a lower U.S. tax liability which resulted from an increase in charitable contribution deductions and research and development credits, and the favorable resolution of certain income tax audits.

Restructuring Program A restructuring charge of $32 million ($22 million after tax) was recorded in the fourth quarter 2004 for severance and employee benefit costs associated with a worldwide reduction in workforce and with the implementation of a distribution and logistics realignment in Australia. These programs are part of cost savings initiatives designed to improve the company’s operating margins and asset utilization. Approximately 400 positions were eliminated under the reduction in workforce program resulting in a restructuring charge of $23 million. The reductions represented the elimination of layers of management, elimination of redundant positions due to the realignment of operations in North America, and reorganization of the U.S. sales force. The majority of the terminations occurred in the fourth quarter of 2004. Annual pre-tax savings from the reduction are expected to be approximately $40 million beginning in 2005.

The distribution and logistics realignment in Australia involves the conversion of a direct store delivery system to a central warehouse system. A restructuring charge of $9 million was recorded for this program. As a result of this program, over 200 positions will be eliminated due to the outsourcing of the infrastructure. The majority of the terminations occurred in 2005. Annual pre-tax benefits are expected to be approximately $10-$15 million beginning in 2008. The cash outflows related to these programs are not expected to have a material adverse effect on the company’s liquidity.

See Note 5 to the Consolidated Financial Statements for further discussion of these programs.

Liquidity and Capital Resources

Net cash flows from operating activities provided $990 million in 2005, compared to $744 million in 2004. The increase was due primarily to a lower increase in working capital, an increase in earnings, and lower cash settlements related to foreign currency hedging transactions. Net cash flows from operating activities provided $744 million in 2004, compared to $873 million in 2003. The reduction was due to higher working capital requirements and an increase in pension fund contributions, partially offset by an increase in earnings. Over the last three years, operating cash flows totaled approximately $2.6 billion. This cash generating capability provides the company with substantial financial flexibility in meeting its operating and investing needs.

Capital expenditures were $332 million in 2005, $288 million in 2004 and $283 million in 2003. Capital expenditures are projected to be approximately $360 million in 2006. The increase in 2005 was primarily driven by investments to increase manufacturing capacity for microwaveable products, implement the SAP enterprise-resource planning system in North America, increase manufacturing capacity for refrigerated soups, and implement a new sales and distribution system in Australia. The increase in 2004 was primarily driven by currency. Capital expenditures in 2004 included projects to increase manufacturing capacity for soup, beverages and Goldfish Sandwich Snackers crackers, as well as investments in U.S. sales systems.

Businesses acquired, as presented in the Statements of Cash Flows, represents the acquisition of certain brands from George Weston Foods Limited in Australia in the first quarter of 2004 and the acquisitions of Snack Foods Limited and Erin Foods in the first quarter of 2003.

There were no new long-term borrowings in 2005. Long-term borrowings in 2004 included the issuance of $300 million of ten-year 4.875% fixed-rate notes due October 2013. The proceeds were used to repay commercial paper borrowings and for other general corporate purposes. While planning for the issuance of these notes, the company entered into treasury lock agreements with a notional value of $100 million that effectively fixed a portion of the interest rate on the debt prior to issuance of the notes. These agreements were settled at a minimal gain upon issuance of the notes, which will be amortized over the life of the notes. In connection with this issuance, the company entered into ten-year interest rate swaps that converted $200 million of the fixed-rate debt to variable.

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

In June 2002, the company filed a $1 billion shelf registration statement with the Securities and Exchange Commission to use for future offerings of debt securities. Under the registration statement, the company may issue debt securities from time to time, depending on market conditions. The company intends to use the proceeds to repay short-term debt, to reduce or retire other indebtedness or for other general corporate purposes. As of July 31, 2005, the company had $300 million available for issuance under this registration statement.

Dividend payments were $275 million in 2005 and $259 million in 2004 and 2003. Annual dividends declared in 2005 were $.68 and $.63 per share in 2004 and 2003. The 2005 fourth quarter rate was $.17 per share.

The company repurchased 4 million shares at a cost of $110 million during 2005, compared to 2 million shares at a cost of $56 million during 2004 and 1 million shares at a cost of $24 million during 2003. The company expects to repurchase sufficient shares over time to offset the impact of dilution from shares issued under the company’s stock compensation plans. See “Market For Registrant’s Capital Stock, Related Shareowner Matters and Issuer Purchases of Equity Securities” for more information.

At July 31, 2005, the company had $451 million of notes payable due within one year and $35 million of standby letters of credit issued on behalf of the company. The company maintained committed revolving credit facilities totaling $1.5 billion, which were unused at July 31, 2005 except for $5 million of standby letters of credit. Another $30 million of standby letters of credit was issued under a separate facility. In September 2005, the company entered into a $500 million committed 364-day revolving credit facility, which replaced the existing $500 million 364-day facility that matured in September 2005. The 364-day revolving credit facility contains a one-year term-out feature. The company also has a $1 billion revolving multi-year credit facility. In September 2005, the maturity of this facility was extended from 2009 to 2010. These agreements support the company’s commercial paper program.

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

	Contractual Payments Due by Fiscal Year
			2007-	2009-
(millions)	Total	2006	2008	2010	Thereafter

Debt obligations[1]	$2,993	$451	$614	$304	$1,624
Interest payments[2]	951	161	260	212	318
Purchase commitments	1,251	1,008	208	22	13
Operating leases	297	68	107	71	51
Derivative payments	183	7	98	15	63
Other long-term liabilities[3]	149	24	30	23	72

Total long-term cash obligations	$5,824	$1,719	$1,317	$647	$2,141

1
Includes capital lease obligations totaling $13 million, unamortized net premium on debt issuances, unamortized gain on an interest rate swap and a gain on fair-value interest rate swaps. For additional information on debt obligations, see Note 16 to the Consolidated Financial Statements.

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

3
Represents other long-term liabilities, excluding deferred taxes and minority interest. This table does not include postretirement medical benefits or payments related to pension plans. The company made a $35 million voluntary contribution to a U.S. plan subsequent to July 31, 2005.

Off-Balance Sheet Arrangements and Other Commitments The company guarantees approximately 1,400 bank loans to Pepperidge Farm independent sales distributors by third party financial institutions used to purchase distribution routes. The maximum potential amount of the future payments the company could be required to make under the guarantees is $112 million. The company’s guarantees are indirectly secured by the distribution routes. The company does not believe that it is probable that it will be required to make guarantee payments as a result of defaults on the bank loans guaranteed. See also Note 20 to the Consolidated Financial Statements for information on off-balance sheet arrangements.

Inflation

During the past two years, inflation, on average, has been higher than previous years but has not had a significant effect on the company. The company uses a number of strategies to mitigate the effects of cost inflation. These strategies include increasing prices, pursuing cost productivity initiatives such as global procurement strategies, and making capital investments that improve the efficiency of operations.

Market Risk Sensitivity

The principal market risks to which the company is exposed are changes in commodity prices, interest rates and foreign currency exchange rates. In addition, the company is exposed to equity price changes related to certain employee compensation obligations. The company manages its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain its variable-to-total debt ratio within targeted guidelines. International operations, which accounted for over 35% of 2005 net sales, are concentrated principally in Australia, Canada, France, Germany and the United Kingdom. The company manages its foreign currency exposures by borrowing in various foreign currencies and utilizing cross-currency swaps and forward contracts. Swaps and forward contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The company does not enter into contracts for speculative purposes and does not use leveraged instruments.

The company principally uses a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. The company may also enter into commodity futures contracts, as considered appropriate, to reduce the volatility of price fluctuations for commodities such as corn, cocoa, soybean meal, soybean oil and wheat. At July 31, 2005 and August 1, 2004, the notional values and unrealized gains or losses on commodity futures contracts held by the company were not material.

The information below summarizes the company’s market risks associated with debt obligations and other significant financial instruments as of July 31, 2005. Fair values included herein have been determined based on quoted market prices. The information presented below should be read in conjunction with Notes 16 and 18 to the Consolidated Financial Statements.

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

Expected Fiscal Year of Maturity

(millions)	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

Debt
Fixed rate	$5	$610	$4	$302	$2	$1,624	$2,547	$2,727
Weighted-average interest rate	4.27%	6.19%	3.74%	5.87%	4.40%	6.23%	6.17%

Variable rate	$446						$446	$446
Weighted-average interest rate	5.44%						5.44%

Interest Rate Swaps
Fixed to variable		$200 [2]		$175 [3]		$500 [4]	$875	$(2)
Average pay rate[1]		6.45%		5.82%		4.63%	5.28%
Average receive rate		6.20%		5.88%		4.95%	5.42%

1	Weighted-average pay rates estimated over life of swap by using forward LIBOR interest rates plus applicable spread.

2	Hedges $100 million of 5.50% notes and $100 million of 6.90% notes due in 2007.

3	Hedges $175 million of 5.875% notes due in 2009.

4	Hedges $300 million of 5.00% notes and $200 million of 4.875% notes due in 2013 and 2014, respectively.

As of August 1, 2004, fixed-rate debt of approximately $2.5 billion with an average interest rate of 6.17% and variable-rate debt of approximately $1 billion with an average interest rate of 3.30% were outstanding. As of August 1, 2004, the company had also swapped $875 million of fixed-rate debt to variable. The average rate received on these swaps was 5.42% and the average rate paid was estimated to be 5.21% over the remaining life of the swaps.

The company is exposed to foreign exchange risk related to its international operations, including non-functional currency intercompany debt and net investments in subsidiaries.

The table below summarizes the cross-currency swaps outstanding as of July 31, 2005, which hedge such exposures. The notional amount of each currency and the related weighted-average forward interest rate are presented in the Cross-Currency Swaps table.

Cross-Currency Swaps

		Interest	Notional	Fair
(millions)	Expiration	Rate	Value	Value

Pay variable EUR	2006	2.68%	$20	$1
Receive variable USD		4.41%

Pay variable EUR	2006	2.68%	$69	$4
Receive variable USD		3.95%

Pay variable GBP	2006	5.57%	$125	$(7)
Receive variable USD		5.01%

Pay variable CAD	2007	4.69%	$53	$(8)
Receive variable USD		5.48%

Pay fixed EUR	2007	5.46%	$200	$(84)
Receive fixed USD		5.75%

Pay fixed EUR	2008	2.92%	$69	$4
Receive fixed USD		4.47%

Pay variable SEK	2008	2.72%	$32	$1
Receive variable USD		4.62%

Pay fixed CAD	2009	5.13%	$60	$(13)
Receive fixed USD		4.22%

Pay fixed SEK	2010	4.53%	$32	$(2)
Receive fixed USD		4.29%

Pay fixed GBP	2011	5.97%	$200	$(49)
Receive fixed USD		6.08%

Pay fixed GBP	2011	5.97%	$30	$(1)
Receive fixed USD		5.01%

Pay fixed GBP	2011	5.97%	$40	$1
Receive fixed USD		4.76%

Pay fixed CAD	2014	6.24%	$60	$(15)
Receive fixed USD		5.66%

Total			$990	$(168)

The cross-currency swap contracts outstanding at August 1, 2004 represented one pay fixed SEK/receive fixed USD swap with a notional value of $47 million, a pay variable SEK/receive variable USD swap with a notional value of $18 million, a pay variable CAD/receive variable USD swap with a notional value of $53 million, two pay fixed CAD/receive fixed USD swaps with notional values of $122 million, two pay variable EUR/receive variable USD swaps with notional values of $169 million, a pay fixed EUR/receive fixed USD swap with a notional value of $200 million, a pay variable GBP/receive variable USD swap with a notional value of $125 million, and three pay fixed GBP/receive fixed USD swaps with notional values of $270 million. The notional value of these swap contracts was $1 billion as of August 1, 2004 and the aggregate fair value of these swap contracts was $(154) million as of August 1, 2004.

The company is also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries, including subsidiary debt. The company utilizes foreign exchange forward purchase and sale contracts to hedge these exposures. The table below summarizes the foreign exchange forward contracts outstanding and the related weighted-average contract exchange rates as of July 31, 2005.

Forward Exchange Contracts

	Contract	Average Contractual
(millions)	Amount	Exchange Rate

Receive EUR / Pay USD	$97	1.29

Receive GBP / Pay USD	$46	1.74

Receive EUR / Pay GBP	$39	0.71

Receive CAD / Pay EUR	$37	0.63

Receive AUD / Pay NZD	$32	1.08

Receive USD / Pay CAD	$28	1.24

Receive USD / Pay EUR	$24	0.82

Receive USD / Pay MXN	$17	11.3

Receive JPY / Pay EUR	$15	0.01

Receive CAD / Pay USD	$11	0.81

Receive USD / Pay AUD	$11	1.34

Receive USD / Pay GBP	$9	0.53

Receive EUR / Pay JPY	$8	130.70

Receive GBP / Pay AUD	$7	2.41

Receive AUD / Pay USD	$5	0.76

Receive USD / Pay JPY	$4	104.8

Receive SEK / Pay USD	$4	0.13

The company had an additional $8 million in a number of smaller contracts to purchase or sell various other currencies, such as the Australian dollar, euro, New Zealand dollar, Japanese yen, Swedish krona and Swiss franc as of July 31, 2005. The aggregate fair value of all contracts was $3 million as of July 31, 2005. Total forward exchange contracts outstanding as of August 1, 2004 were $255 million with a fair value of $2 million.

The company had swap contracts outstanding as of July 31, 2005, which hedge a portion of exposures relating to certain employee compensation obligations linked to the total return of the Standard & Poor’s 500 Index, the total return of the company’s capital stock and beginning in February 2005, the total return of the Puritan Fund. Under these contracts, the company pays variable interest rates and receives from the counterparty either the Standard & Poor’s 500 Index total return, the Puritan Fund total return, or the total return on company capital stock. The notional value of the contracts that are linked to the return on the Standard & Poor’s 500 Index was $20 million at July 31, 2005 and $21 million at August 1, 2004. The average forward interest rate applicable to the contract, which expires in 2006, was 4.02% at July 31, 2005. The notional value of the contract that is linked to the return on the Puritan Fund was $9 million at July 31, 2005. The average forward interest rate applicable to the contract, which expires in 2006, was 4.38% at July 31, 2005. The notional value of the contract that is linked to the total return on company capital stock was $20 million at July 31, 2005 and $13 million at August 1, 2004. The average forward interest rate applicable to this contract, which expires in 2006, was 4.43% at July 31, 2005. The fair value of these contracts was a $1 million gain at both July 31, 2005 and August 1, 2004.

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

Trade and consumer promotion programs The company offers various sales incentive programs to customers and consumers, such as cooperative advertising programs, feature price discounts, in-store display incentives and coupons. The recognition of the costs for these programs, which are classified as a reduction of revenue, involves use of judgment related to performance and redemption estimates. Estimates are made based on historical experience and other factors. Actual expenses may differ if the level of redemption rates and performance vary from estimates.

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

The discount rate is established as of the company’s fiscal year-end measurement date. In establishing the discount rate, the company reviews published market indices of high-quality debt securities, adjusted as appropriate for duration. In addition, independent financial consultants apply high-quality bond yield curves to the expected benefit payments of the plans. The expected return on plan assets is a long-term assumption based upon historical experience and expected future performance, considering the company’s current and projected investment mix. This estimate is based on an estimate of future inflation, long-term projected real returns for each asset class, and a premium for active management. Within any given fiscal period, significant differences may arise between the actual return and the expected return on plan assets. The value of plan assets, used in the calculation of pension expense, is determined on a calculated method that recognizes 20% of the difference between the actual fair value of assets and the expected calculated method. Gains and losses resulting from differences between actual experience and the assumptions are determined at each measurement date. If the net gain or loss exceeds 10% of the greater of plan assets or liabilities, a portion is amortized into earnings in the following year.

When the fair value of pension plan assets is less than the accumulated benefit obligation, an additional minimum liability is recorded in Other comprehensive income within Shareowners’ Equity. As of July 31, 2005 and August 1, 2004, Shareowners’ Equity includes a minimum liability, net of tax, of $238 million and $196 million, respectively.

Net periodic pension and postretirement medical expense was $67 million in 2005, $65 million in 2004, and $43 million in 2003. The increase in 2004 was primarily due to a lower discount rate and a reduction in the expected return on assets, partially offset by the expected returns associated with a $50 million voluntary contribution to a U.S. plan. Significant weighted-average assumptions as of the end of the year are as follows:

Pension	2005	2004	2003

Discount rate for benefit obligations	5.44%	6.19%	6.39%
Expected return on plan assets	8.76%	8.76%	8.80%

Postretirement	2005	2004	2003

Discount rate for obligations	5.50%	6.25%	6.50%
Initial health care trend rate	9.00%	9.00%	9.00%
Ultimate health care trend rate	4.50%	4.50%	4.50%

Estimated sensitivities to the net periodic pension cost are as follows: a 50 basis point reduction in the discount rate would increase expense by approximately $12 million; a 50 basis point reduction in the estimated return on assets assumption would increase expense by approximately $8 million. A one percentage point change in assumed health care costs would increase postretirement service and interest cost by approximately $2 million.

Although there were no mandatory funding requirements to the U.S. plans in 2005 and 2004, the company made $35 million and $50 million contributions, respectively, to a U.S. plan based on expected future funding requirements. Contributions to international plans were $26 million in 2005 and $15 million in 2004. In 2003, there were no contributions to the U.S. plans and contributions to international plans were $19 million. Subsequent to July 31, 2005, the company made a $35 million voluntary contribution to a U.S. plan in anticipation of future funding requirements.

See also Note 9 to the Consolidated Financial Statements for additional information on pension and postretirement medical expenses.

Income taxes The effective tax rate reflects statutory tax rates, tax planning opportunities available in the various jurisdictions in which the company operates and management’s estimate of the ultimate outcome of various tax audits and issues. Significant judgment is required in determining the effective tax rate and in evaluating tax positions. Tax reserves are established when, despite the company’s belief that tax return positions are fully supportable, certain positions are subject to challenge and the company may not successfully defend its position. These reserves, as well as the related interest, are adjusted in light of changing facts and circumstances, such as the progress of a tax audit. While it is difficult to predict the final outcome or timing of resolution of any particular tax matter, the company believes that the reserves reflect the probable outcome of known tax contingencies. Income taxes are recorded based on amounts refundable or payable in the current year and include the effect of deferred taxes. Deferred tax assets and liabilities are recognized for the future impact of differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. Valuation allowances are established for deferred tax assets when it is more likely than not that a tax benefit will not be realized. See also the section entitled Recently Issued Accounting Pronouncements and Notes 1 and 10 to the Consolidated Financial Statements for further discussion on income taxes, including the impact of the American Jobs Creation Act (the AJCA).

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

In May 2004, the Financial Accounting Standards Board (FASB) issued FSP FAS 106-2, which provides accounting guidance to sponsors of postretirement health care plans that are impacted by the Act. The FSP is effective for interim or annual periods beginning after June 15, 2004. The company believes that certain drug benefits offered under postretirement health care plans will qualify for the subsidy under Medicare Part D. The effects of the subsidy were factored into the 2004 annual year-end valuation. The reduction in the benefit obligation attributable to past service cost was approximately $32 million and has been reflected as an actuarial gain. The reduction in benefit cost for 2005 related to the Act was approximately $5 million.

In November 2004, SFAS No. 151 “Inventory Costs — an amendment of ARB No. 43, Chapter 4” was issued. SFAS No. 151 is the result of efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and spoilage to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The company does not expect the adoption to have a material impact on the financial statements.

In December 2004, the FASB issued SFAS No. 123R (revised 2004) “Share-Based Payment.” SFAS No. 123R requires employee stock-based compensation to be measured based on the grant-date fair value of the awards and the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. The Statement eliminates the alternative use of Accounting Principles Board (APB) No. 25’s intrinsic value method of accounting for awards, which is the company’s accounting policy for stock options. See Note 1 to the Consolidated Financial Statements for the pro forma impact of compensation expense from stock options on net earnings and earnings per share. SFAS No. 123R is effective for the beginning of fiscal 2006. The company will adopt the provisions of SFAS No. 123R on a prospective basis. The financial statement impact will be dependent on future stock-based awards and any unvested stock options outstanding at the date of adoption.

In October 2004, the AJCA was signed into law. The AJCA provides for a deduction of 85% of certain foreign earnings that are repatriated, as defined by the AJCA, and a phased-in tax deduction related to profits from domestic manufacturing activities. In December 2004, the FASB issued FSP FAS 109-1 and 109-2 to address the accounting and disclosure requirements related to the AJCA. The company is currently evaluating the impact of the AJCA along with the additional technical guidance issued by the U.S. Treasury Department. The company will complete its evaluation in fiscal 2006. The company estimates the range of possible amounts considered for repatriation to be between $200 and $425 million and the related impact on income tax to be between $7 and $16 million. Based on the company’s plans related to the AJCA as of 2005, tax expense of $7 million has been recorded for amounts expected to be repatriated.

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47) “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143.” This Interpretation clarifies that a conditional retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability should be recognized when incurred, generally upon acquisition, construction or development of the asset. FIN 47 is effective no later than the end of the fiscal years ending after December 15, 2005. The company is in the process of evaluating the impact of FIN 47 but does not expect the adoption to have a material impact on the financial statements.

Earnings Outlook

On September 12, 2005, the company issued a press release announcing results for 2005 and commented on the outlook for earnings per share for 2006.

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

•	the risks in the marketplace associated with trade and consumer acceptance of product improvements, shelving initiatives, and new product introductions;

•	the company’s ability to achieve sales and earnings forecasts, which are based on assumptions about sales volume and product mix, and the impact of marketing and pricing actions;

•	the company’s ability to realize projected cost savings and benefits, including those contemplated by restructuring programs and other cost-savings initiatives;

•	the company’s ability to successfully manage changes to its business processes, including selling, distribution, product capacity, information management systems and the integration of acquisitions;

•	the increased significance of certain of the company’s key trade customers;

•
the difficulty of predicting the pattern of inventory movements by the company’s trade customers and of predicting changes in the policies of its customers, such as changes in customer inventory levels and access to shelf space;

•	the impact of fluctuations in the supply and cost of raw materials;

•	the uncertainties of litigation described from time to time in the company’s Securities and Exchange Commission filings;

•	the impact of changes in currency exchange rates, tax rates, interest rates, equity markets, inflation rates, recession and other external factors; and

•	the impact of unforeseen business disruptions in one or more of the company’s markets due to political instability, civil disobedience, armed hostilities, natural disasters or other calamities.

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

Item 8. Financial Statements and Supplementary Data

Consolidated Statements of Earnings

(millions, except per share amounts)

	2005	2004	2003
	52 weeks	52 weeks	53 weeks

Net Sales	$7,548	$7,109	$6,678

Costs and expenses
Cost of products sold	4,491	4,187	3,805
Marketing and selling expenses	1,185	1,153	1,145
Administrative expenses	571	542	507
Research and development expenses	95	93	88
Other expenses / (income) (Note 6)	(4)	(13)	28
Restructuring charge (Note 5)	—	32	—

Total costs and expenses	6,338	5,994	5,573

Earnings Before Interest and Taxes	1,210	1,115	1,105
Interest expense (Note 7)	184	174	186
Interest income	4	6	5

Earnings before taxes	1,030	947	924
Taxes on earnings (Note 10)	323	300	298

Earnings before cumulative effect of accounting change	707	647	626
Cumulative effect of change in accounting principle	—	—	(31)

Net Earnings	$707	$647	$595

Per Share — Basic
Earnings before cumulative effect of accounting change	$1.73	$1.58	$1.52
Cumulative effect of change in accounting principle	—	—	(.08)

Net Earnings	$1.73	$1.58	$1.45

Weighted average shares outstanding — basic	409	409	411

Per Share — Assuming Dilution
Earnings before cumulative effect of accounting change	$1.71	$1.57	$1.52
Cumulative effect of change in accounting principle	—	—	(.08)

Net Earnings	$1.71	$1.57	$1.45

Weighted average shares outstanding — assuming dilution	413	412	411

See accompanying Notes to Consolidated Financial Statements.

The sum of the individual per share amounts does not equal net earnings per share due to rounding.

Consolidated Balance Sheets

(millions, except per share amounts)

	July 31, 2005	August 1, 2004

Current Assets
Cash and cash equivalents	$40	$32
Accounts receivable (Note 11)	509	490
Inventories (Note 12)	782	782
Other current assets (Note 13)	181	164

Total current assets	1,512	1,468

Plant Assets, Net of Depreciation (Note 14)	1,987	1,901
Goodwill (Note 3)	1,950	1,900
Other Intangible Assets, Net of Amortization (Note 3)	1,059	1,095
Other Assets (Note 15)	268	298

Total assets	$6,776	$6,662

Current Liabilities
Notes payable (Note 16)	$451	$810
Payable to suppliers and others	624	607
Accrued liabilities	606	594
Dividend payable	70	65
Accrued income taxes	251	250

Total current liabilities	2,002	2,326

Long-term Debt (Note 16)	2,542	2,543
Nonpension Postretirement Benefits (Note 9)	278	298
Other Liabilities (Note 17)	684	621

Total liabilities	5,506	5,788

Shareowners’ Equity (Note 19)
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20
Additional paid-in capital	236	264
Earnings retained in the business	6,069	5,642
Capital stock in treasury, 134 shares in 2005 and 2004, at cost	(4,832)	(4,848)
Accumulated other comprehensive loss	(223)	(204)

Total shareowners’ equity	1,270	874

Total liabilities and shareowners’ equity	$6,776	$6,662

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(millions)

	2005	2004	2003

Cash Flows from Operating Activities:
Net earnings	$707	$647	$595
Non-cash charges to net earnings
Restructuring charges	—	32	—
Cumulative effect of accounting change	—	—	31
Depreciation and amortization	279	260	243
Deferred taxes	47	51	72
Other, net (Note 21)	122	97	93
Changes in working capital
Accounts receivable	(10)	(61)	46
Inventories	6	(54)	(33)
Prepaid assets	(17)	2	1
Accounts payable and accrued liabilities	(24)	(62)	(38)
Pension fund contributions	(61)	(65)	(19)
Other (Note 21)	(59)	(103)	(118)

Net Cash Provided by Operating Activities	990	744	873

Cash Flows from Investing Activities:
Purchases of plant assets	(332)	(288)	(283)
Sales of plant assets	11	22	22
Businesses acquired	—	(9)	(177)
Sales of businesses	—	—	10
Other, net	7	—	(4)

Net Cash Used in Investing Activities	(314)	(275)	(432)

Cash Flows from Financing Activities:
Long-term borrowings	—	301	400
Net repayments of short-term borrowings	(354)	(486)	(566)
Dividends paid	(275)	(259)	(259)
Treasury stock purchases	(110)	(56)	(24)
Treasury stock issuances	71	25	17

Net Cash Used in Financing Activities	(668)	(475)	(432)

Effect of Exchange Rate Changes on Cash	—	6	2

Net Change in Cash and Cash Equivalents	8	—	11
Cash and Cash Equivalents — Beginning of Year	32	32	21

Cash and Cash Equivalents — End of Year	$40	$32	$32

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareowners’ Equity (Deficit)

(millions, except per share amounts)

						Earnings	Accumulated
	Capital Stock				Additional	Retained	Other	Total
	Issued		In Treasury		Paid-in	in the	Comprehensive	Shareowners’
	Shares	Amount	Shares	Amount	Capital	Business	Income (Loss)	Equity (Deficit)

Balance at July 28, 2002	542	$20	(132)	$(4,891)	$320	$4,918	$(481)	$(114)

Comprehensive income (loss)
Net earnings						595		595
Foreign currency translation adjustments							174	174
Cash-flow hedges, net of tax							(7)	(7)
Minimum pension liability, net of tax							(2)	(2)

Other comprehensive income							165	165

Total Comprehensive income								760

Dividends ($.63 per share)						(259)		(259)
Treasury stock purchased			(1)	(24)				(24)
Treasury stock issued under management incentive and stock option plans			1	46	(22)			24

Balance at August 3, 2003	542	20	(132)	(4,869)	298	5,254	(316)	387

Comprehensive income (loss)
Net earnings						647		647
Foreign currency translation adjustments							94	94
Cash-flow hedges, net of tax							4	4
Minimum pension liability, net of tax							14	14

Other comprehensive income							112	112

Total Comprehensive income								759

Dividends ($.63 per share)						(259)		(259)
Treasury stock purchased			(2)	(56)				(56)
Treasury stock issued under management incentive and stock option plans			—	77	(34)			43

Balance at August 1, 2004	542	20	(134)	(4,848)	264	5,642	(204)	874

Comprehensive income (loss)
Net earnings						707		707
Foreign currency translation adjustments							42	42
Cash-flow hedges, net of tax							(19)	(19)
Minimum pension liability, net of tax							(42)	(42)

Other comprehensive loss							(19)	(19)

Total Comprehensive income								688

Dividends ($.68 per share)						(280)		(280)
Treasury stock purchased			(4)	(110)				(110)
Treasury stock issued under management incentive and stock option plans			4	126	(28)			98

Balance at July 31, 2005	542	$20	(134)	$(4,832)	$236	$6,069	$(223)	$1,270

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(dollars in millions, except per share amounts)

1	Summary of Significant Accounting Policies

Basis of Presentation The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. Intercompany transactions are eliminated in consolidation. Certain amounts in prior year financial statements were reclassified to conform to the current presentation.

The company’s fiscal year ends on the Sunday nearest July 31. There were 52 weeks in 2005 and 2004, and 53 weeks in 2003.

Revenue Recognition Revenues are recognized when the earnings process is complete. This occurs when products are shipped in accordance with terms of agreements, title and risk of loss transfer to customers, collection is probable and pricing is fixed or determinable. Revenues are recognized net of provisions for returns, discounts and allowances. Certain sales promotion expenses, such as coupon redemption costs, cooperative advertising programs, new product introduction fees, feature price discounts and in-store display incentives are classified as a reduction of sales.

Cash and Cash Equivalents All highly liquid debt instruments purchased with a maturity of three months or less are classified as cash equivalents.

Inventories Substantially all U.S. inventories are priced at the lower of cost or market, with cost determined by the last in, first out (LIFO) method. Other inventories are priced at the lower of average cost or market.

In November 2004, Statement of Financial Accounting Standards (SFAS) No. 151 “Inventory Costs — an amendment of ARB No. 43, Chapter 4” was issued. SFAS No. 151 is the result of efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and spoilage to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The company does not expect the adoption to have a material impact on the financial statements.

Property, Plant and Equipment Property, plant and equipment are recorded at historical cost and are depreciated over estimated useful lives using the straight-line method. Buildings and machinery and equipment are depreciated over periods not exceeding 45 years and 15 years, respectively. Assets are evaluated for impairment when triggering events occur.

Goodwill and Intangible Assets Goodwill and indefinite-lived intangible assets are not amortized but rather are tested at least annually for impairment in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Intangible assets with finite lives are amortized over the estimated useful life and reviewed for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets.” Goodwill impairment testing first requires a comparison of the fair value of each reporting unit to the carrying value. If the carrying value exceeds fair value, goodwill is considered impaired. The amount of impairment is the difference between the carrying value of goodwill and the “implied” fair value, which is calculated as if the reporting unit had just been acquired and accounted for as a business combination. Impairment testing for indefinite-lived intangible assets requires a comparison between the fair value and carrying value of the asset. If carrying value exceeds the fair value, the asset is reduced to fair value. Fair values are primarily determined using discounted cash flow analyses. See Note 3 of the Notes to Consolidated Financial Statements for information on goodwill and other intangible assets.

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

Stock-Based Compensation The company accounts for stock option grants and restricted stock awards in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, no compensation expense has been recognized for stock options since all options granted had an exercise price equal to the market value of the underlying stock on the grant date. Restricted stock awards are expensed. See also Note 19 of the Notes to Consolidated Financial Statements. The following table illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	2005	2004	2003

Net earnings, as reported	$707	$647	$595
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects[1]	16	11	13
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(45)	(40)	(37)

Pro forma net earnings	$678	$618	$571

Earnings per share:

Basic – as reported	$1.73	$1.58	$1.45

Basic – pro forma	$1.66	$1.51	$1.39

Diluted – as reported	$1.71	$1.57	$1.45

Diluted – pro forma	$1.64	$1.50	$1.39

1	Represents restricted stock expense.

The weighted average fair value of options granted in 2005, 2004 and 2003 was estimated as $4.74, $5.73 and $5.91, respectively. The fair value of each option grant at grant date is estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants in 2005, 2004 and 2003:

	2005	2004	2003

Risk-free interest rate	3.2%	4.1%	4.0%
Expected life (in years)	6	6	6
Expected volatility	21%	24%	26%
Expected dividend yield	2.4%	2.4%	2.8%

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R (revised 2004) “Share-Based Payment.” SFAS No. 123R requires employee stock-based compensation to be measured based on the grant-date fair value of the awards and the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. The Statement eliminates the alternative use of APB No. 25’s intrinsic value method of accounting for awards. SFAS No. 123R is effective for the beginning of fiscal 2006. The company will adopt the provisions of SFAS No. 123R on a prospective basis. The financial statement impact will be dependent on future stock-based awards and any unvested stock options outstanding at the date of adoption.

Use of Estimates Generally accepted accounting principles require management to make estimates and assumptions that affect assets and liabilities, contingent assets and liabilities, and revenues and expenses. Actual results could differ from those estimates.

Income Taxes Income taxes are accounted for in accordance with SFAS No. 109 “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future impact of differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

In October 2004, the American Jobs Creation Act (the AJCA) was signed into law. The AJCA provides for a deduction of 85% of certain foreign earnings that are repatriated, as defined by the AJCA, and a phased-in tax deduction related to profits from domestic manufacturing activities. In December 2004, the FASB issued FASB Staff Position (FSP) FAS 109-1 and 109-2 to address the accounting and disclosure requirements related to the AJCA. The company is currently evaluating the impact of the AJCA along with the additional technical guidance issued by the U.S. Treasury Department. The company will complete its evaluation in fiscal 2006. The company estimates the range of possible amounts considered for repatriation to be between $200 and $425 and the related impact on income tax to be between $7 and $16. Based on the company’s plans related to the AJCA as of 2005, tax expense of $7 has been recorded for amounts expected to be repatriated.

Recently Issued Accounting Pronouncements In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FSP FAS 106-1, the company elected in January 2004 to defer recognizing the effects of the Act on accounting for postretirement health care plans until the FASB guidance was finalized.

In May 2004, the FASB issued FSP FAS 106-2, which provides accounting guidance to sponsors of postretirement health care plans that are impacted by the Act. The FSP is effective for interim or annual periods beginning after June 15, 2004. The company believes that certain drug benefits offered under postretirement health care plans will qualify for the subsidy under Medicare Part D. The effects of the subsidy were factored into the 2004 annual year-end valuation. The reduction in the benefit obligation attributable to past service cost was approximately $32 and was reflected as an actuarial gain. The reduction in benefit cost for 2005 related to the Act was approximately $5.

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47) “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143.” This Interpretation clarifies that a conditional retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability should be recognized when incurred, generally upon acquisition, construction or development of the asset. FIN 47 is effective no later than the end of the fiscal years ending after December 15, 2005. The company is in the process of evaluating the impact of FIN 47 but does not expect the adoption to have a material impact on the financial statements.

2	Comprehensive Income

Total comprehensive income is comprised of net earnings, net foreign currency translation adjustments, minimum pension liability adjustments (see Note 9), and net unrealized gains and losses on cash-flow hedges. Total comprehensive income for the twelve months ended July 31, 2005, August 1, 2004 and August 3, 2003 was $688, $759 and $760, respectively.

The components of Accumulated other comprehensive loss, as reflected in the Statements of Shareowners’ Equity (Deficit), consisted of the following:

	2005	2004

Foreign currency translation adjustments	$35	$(7)
Cash-flow hedges, net of tax	(20)	(1)
Minimum pension liability, net of tax[1]	(238)	(196)

Total Accumulated other comprehensive loss	$(223)	$(204)

1	Includes a tax benefit of $139 in 2005 and $111 in 2004.

3	Goodwill and Intangible Assets

In 2003, the company adopted SFAS No. 142 “Goodwill and Other Intangible Assets.” In connection with the adoption, the company recorded a cumulative effect of accounting change of $31 (net of a $17 tax benefit), or $.08 per share in 2003, for impaired goodwill associated with the Stockpot business, a food service business acquired in August 1998. Stockpot is a reporting unit within Other in the segment reporting. The impairment of Stockpot goodwill was the result of a reduction in actual sales attained and forecasted future sales growth relative to projections made at the time of the acquisition.

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	July 31, 2005		August 1, 2004
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization[1]:
Trademarks	$6	$(4)	$6	$(3)
Other	17	(7)	17	(7)

Total	$23	$(11)	$23	$(10)

Intangible assets not subject to amortization:
Trademarks	$1,042		$1,053
Pension	3		27
Other	2		2

Total	$1,047		$1,082

1
Amortization related to these assets was approximately $2 for 2005 and 2004. The estimated aggregated amortization expense for each of the five succeeding fiscal years is less than $2 per year. Asset useful lives range from five to thirty-four years.

Changes in the carrying amount for goodwill for the period are as follows:

	U.S. Soup,		International
	Sauces	Baking and	Soup and
	and Beverages	Snacking	Sauces	Other	Total

Balance at August 3, 2003	$428	$518	$706	$151	$1,803
Foreign currency translation adjustment	—	40	57	—	97

Balance at August 1, 2004	428	558	763	151	1,900
Foreign currency translation adjustment	—	44	6	—	50

Balance at July 31, 2005	$428	$602	$769	$151	$1,950

4	Business and Geographic Segment Information

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

The U.S. Soup, Sauces and Beverages segment includes the following retail businesses: Campbell’s condensed and ready-to-serve soups; Swanson broth and canned poultry; Prego pasta sauce; Pace Mexican sauce; Campbell’s Chunky chili; Campbell’s canned pasta, gravies and beans; Campbell’s Supper Bakes meal kits; V8 vegetable juice; V8 Splash juice beverages; and Campbell’s tomato juice.

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

The company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 14% of consolidated net sales in 2005 and 12% during 2004 and 2003. All of the company’s segments sold products to Wal-Mart Stores, Inc. or its affiliates.

Business Segments

		Earnings
		Before	Depreciation	Capital
		Interest	and	Expen-	Segment
2005	Net Sales	and Taxes	Amortization	ditures	Assets

U.S. Soup, Sauces and Beverages	$3,098	$747	$89	$124	$2,070
Baking and Snacking	1,742	198	84	80	1,687
International Soup and Sauces	1,703	221	52	63	2,309
Other	1,005	110	26	33	380
Corporate[1]	—	(66)	28	32	330

Total	$7,548	$1,210	$279	$332	$6,776

		Earnings
		Before	Depreciation	Capital
		Interest	and	Expen-	Segment
2004	Net Sales	and Taxes[2]	Amortization	ditures	Assets

U.S. Soup, Sauces and Beverages	$2,998	$730	$80	$123	$2,051
Baking and Snacking	1,613	166	74	73	1,613
International Soup and Sauces	1,595	205	52	63	2,311
Other	903	101	24	14	341
Corporate[1]	—	(87)	30	15	346

Total	$7,109	$1,115	$260	$288	$6,662

		Earnings
		Before	Depreciation	Capital
		Interest	and	Expen-	Segment
2003	Net Sales	and Taxes	Amortization	ditures	Assets

U.S. Soup, Sauces and Beverages	$2,944	$772	$78	$96	$1,971
Baking and Snacking	1,428	161	68	102	1,513
International Soup and Sauces	1,438	201	41	49	2,089
Other	868	100	25	16	339
Corporate[1]	—	(129)	31	20	293

Total	$6,678	$1,105	$243	$283	$6,205

1	Represents unallocated corporate expenses and unallocated assets, including corporate offices, deferred income taxes and investments.

2
Contributions to earnings before interest and taxes by segment include the effect of a fourth quarter 2004 restructuring charge of $32 as follows: U.S. Soup, Sauces and Beverages — $8, Baking and Snacking — $10, International Soup and Sauces — $10, Other — $3 and Corporate — $1.

Geographic Area Information

Information about operations in different geographic areas is as follows:

Net sales	2005	2004	2003

United States	$4,832	$4,581	$4,549
Europe	1,164	1,090	969
Australia/Asia Pacific	1,038	965	779
Other countries	637	570	492
Adjustments and eliminations	(123)	(97)	(111)

Consolidated	$7,548	$7,109	$6,678

Earnings before interest and taxes	2005	2004	2003

United States	$931	$890	$942
Europe	142	133	126
Australia/Asia Pacific	112	99	88
Other countries	91	80	78

Segment earnings before interest and taxes	1,276	1,202	1,234
Corporate	(66)	(87)	(129)

Consolidated	$1,210	$1,115	$1,105

Identifiable assets	2005	2004	2003

United States	$2,939	$2,885	$2,774
Europe	1,883	1,890	1,718
Australia/Asia Pacific	1,274	1,184	1,100
Other countries	350	357	313
Corporate	330	346	300

Consolidated	$6,776	$6,662	$6,205

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

A restructuring charge of $32 ($22 after tax) was recorded in the fourth quarter 2004 for severance and employee benefit costs associated with a worldwide reduction in workforce and with the implementation of a distribution and logistics realignment in Australia. These programs are part of cost savings initiatives designed to improve the company’s operating margins and asset utilization. Approximately 400 positions were eliminated under the reduction in workforce program, resulting in a restructuring charge of $23. The reductions represented the elimination of layers of management, elimination of redundant positions due to the realignment of operations in North America, and reorganization of the U.S. sales force. The majority of the terminations occurred in the fourth quarter of 2004.

The distribution and logistics realignment in Australia involves the conversion of a direct store delivery system to a central warehouse system. As a result of this program, over 200 positions will be eliminated due to the outsourcing of the infrastructure. A restructuring charge of $9 was recorded for this program. The majority of the terminations occurred in 2005.

A summary of restructuring reserves at July 31, 2005 and related activity is as follows:

	Accrued				Accrued		Accrued
	Balance at			Pension	Balance at		Balance at
	August 3,	2004	Cash	Termination	August 1,	Cash	July 31,
	2003	Charge	Payments	Benefits[1]	2004	Payments	2005

Severance pay and benefits	$—	32	(1)	(3)	$28	(24)	$4

1	Pension termination benefits are recognized as a reduction of the prepaid pension asset. See Note 9 to the Consolidated Financial Statements.

6	Other Expenses/(Income)

	2005	2004	2003

Foreign exchange losses	$—	$7	$15
Amortization of intangible and other assets	2	2	2
Gain on asset sales	—	(10)	(16)
Adjustments to long-term investments	—	10	36
Gain from settlement of a lawsuit	—	(16)	—
Other	(6)	(6)	(9)

	$(4)	$(13)	$28

Adjustments to long-term investments represent a non-cash write-down to estimated fair market value of investments in affordable housing partnerships.

7	Interest Expense

	2005	2004	2003

Interest expense	$188	$177	$188
Less: Interest capitalized	4	3	2

	$184	$174	$186

8	Acquisitions

In the first quarter 2004, the company acquired certain Australian chocolate biscuit brands for approximately $9. These brands are included in the Baking and Snacking segment.

In the first quarter 2003, the company acquired two businesses for cash consideration of approximately $170 and assumed debt of approximately $20. The company acquired Snack Foods Limited, a leader in the Australian salty snack category, and Erin Foods, the number two dry soup manufacturer in Ireland. Snack Foods Limited is included in the Baking and Snacking segment. Erin Foods is included in the International Soup and Sauces segment. The businesses have annual sales of approximately $160.

9	Pension and Postretirement Benefits

Pension Benefits Substantially all of the company’s U.S. and certain non-U.S. employees are covered by noncontributory defined benefit pension plans. In 1999, the company implemented significant amendments to certain U.S. plans. Under a new formula, retirement benefits are determined based on percentages of annual pay and age. To minimize the impact of converting to the new formula, service and earnings credit continues to accrue for active employees participating in the plans under the formula prior to the amendments through the year 2014. Employees will receive the benefit from either the new or old formula, whichever is higher. Benefits become vested upon the completion of five years of service. Benefits are paid from funds previously provided to trustees and insurance companies or are paid directly by the company from general funds. Plan assets consist primarily of investments in equities, fixed income securities and real estate.

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

In 2005, the company established retiree medical account benefits for eligible U.S. retirees, intended to provide reimbursement for eligible health care expenses.

The company uses the fiscal year end as the measurement date for the benefit plans.

Components of net periodic benefit cost:

Pension	2005	2004	2003

Service cost	$56	$50	$46
Interest cost	113	111	112
Expected return on plan assets	(155)	(150)	(153)
Amortization of prior service cost	6	6	6
Recognized net actuarial loss	30	23	14
Special termination benefits	2	3	4

Net periodic pension expense	$52	$43	$29

The special termination benefits relate to reductions in workforce in Europe. The 2004 amount was recognized as a component of the restructuring charges described in Note 5 to the Consolidated Financial Statements.

Postretirement	2005	2004	2003

Service cost	$1	$4	$4
Interest cost	20	23	21
Amortization of prior service cost	(7)	(10)	(11)
Recognized net actuarial loss	1	5	—

Net periodic postretirement expense	$15	$22	$14

Change in benefit obligation:

	Pension		Postretirement
	2005	2004	2005	2004

Obligation at beginning of year	$1,893	$1,798	$333	$373
Service cost	56	50	1	4
Interest cost	113	111	20	23
Plan amendments	(37)	(3)	33	(21)
Actuarial loss (gain)	230	23	37	(19)
Participant contributions	2	3	—	—
Special termination benefits	2	3	—	—
Benefits paid	(128)	(119)	(27)	(27)
Foreign currency adjustment	5	27	—	—

Benefit obligation at end of year	$2,136	$1,893	$397	$333

Change in the fair value of pension plan assets:

	2005	2004

Fair value at beginning of year	$1,627	$1,472
Actual return on plan assets	273	184
Employer contributions	61	65
Participants contributions	2	3
Benefits paid	(123)	(115)
Foreign currency adjustment	7	18

Fair value at end of year	$1,847	$1,627

Funded status as recognized in the
Consolidated Balance Sheets:

	Pension		Postretirement
	2005	2004	2005	2004

Funded status at end of year	$(289)	$(266)	$(397)	$(333)
Unrecognized prior service cost	(1)	42	7	(33)
Unrecognized loss	745	661	85	49

Net amount recognized	$455	$437	$(305)	$(317)

Amounts recognized in the Consolidated Balance Sheets:

Pension	2005	2004

Prepaid benefit cost	$75	$103
Intangible asset	3	27
Accumulated other comprehensive loss	377	307

Net amount recognized	$455	$437

The accumulated benefit obligation for all pension plans was $1,945 at July 31, 2005 and $1,336 at August 1, 2004. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1,598, $1,444 and $1,292, respectively, as of July 31, 2005 and $1,340, $1,204, and $1,046, respectively, as of August 1, 2004.

The current portion of nonpension postretirement benefits included in Accrued liabilities was $27 at July 31, 2005 and $19 at August 1, 2004.

Increase (decrease) in minimum pension liability included in other comprehensive income:

2005	2004

$70	$(23)

Weighted-average assumptions used to determine benefit obligations at the end of the year:

	Pension		Postretirement
	2005	2004	2005	2004

Discount rate	5.44%	6.19%	5.50%	6.25%
Rate of compensation increases	3.93%	4.21%	—	—

Weighted-average assumptions used to determine net periodic benefit cost for the years ended:

Pension	2005	2004	2003

Discount rate	6.19%	6.39%	6.90%
Expected return on plan assets	8.76%	8.78%	9.30%
Rate of compensation increase	4.21%	4.43%	4.50%

The discount rate used to determine net periodic postretirement expense was 6.25% in 2005, 6.5% in 2004 and 7.00% in 2003.

The expected rate of return on assets for the company’s global plans is a weighted average of the expected rates of return selected for the various countries where the company has funded pension plans. These rates of return are set annually and are based upon the long-term historical investment performance of the plans and an estimate of future long-term investment returns for the current asset allocation.

Assumed health care cost trend rates at the end of the year:

	2005	2004

Health care cost trend rate assumed for next year	9.00%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2010	2009

A one-percentage-point change in assumed health care costs would have the following effects on 2005 reported amounts:

	Increase	Decrease

Effect on service and interest cost	$2	$(2)
Effect on the 2005 accumulated benefit obligation	$29	$(25)

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

Obligations related to non-U.S. postretirement benefit plans are not significant, since these benefits are generally provided through government-sponsored plans.

Plan Assets

The company’s year-end pension plan weighted-average asset allocations by category were:

	Strategic
	Target	2005	2004

Equity securities	68%	68%	68%
Debt securities	22%	21%	21%
Real estate and other	10%	11%	11%

Total	100%	100%	100%

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

Estimated future benefit payments are as follows:

	Pension	Postretirement

2006	$146	$ 31
2007	$142	$ 31
2008	$146	$ 30
2009	$150	$ 29
2010	$155	$ 29
2011-2015	$831	$144

The benefit payments include payments from funded and unfunded plans.

Estimated future Medicare subsidy receipts are $1-$2 annually from 2006 through 2010, and $14 for the period 2011 through 2015.

The company made a voluntary contribution of $35 to a U.S. pension plan subsequent to July 31, 2005. The company is not required to make additional contributions to the U.S. plans in 2006. Contributions to non-U.S. plans are expected to be approximately $17 in 2006.

Savings Plan The company sponsors employee savings plans which cover substantially all U.S. employees. After one year of continuous service, the company historically matched 50% of employee contributions up to 5% of compensation. Effective January 1, 2004, the company increased the amount of matching contribution from 50% to 60% of the employee contributions. Amounts charged to Costs and expenses were $14 in 2005 and 2004 and $11 in 2003.

10	Taxes on Earnings

The provision for income taxes on earnings consists of the following:

	2005	2004	2003

Income taxes:
Currently payable
Federal	$214	$184	$178
State	6	13	13
Non-U.S.	56	52	35

	276	249	226

Deferred
Federal	38	47	62
State	3	2	1
Non-U.S.	6	2	9

	47	51	72

	$323	$300	$298

Earnings before income taxes:
United States	$753	$691	$686
Non-U.S.	277	256	238

	$1,030	$947	$924

The following is a reconciliation of the effective income tax rate on continuing operations with the U.S. federal statutory income tax rate:

	2005	2004	2003

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal tax benefit)	0.6	1.0	1.0
Tax effect of international items	(3.5)	(2.9)	(2.3)
Tax loss carryforwards	—	(0.2)	(0.1)
Other	(0.7)	(1.2)	(1.4)

Effective income tax rate	31.4%	31.7%	32.2%

Deferred tax liabilities and assets are comprised of the following:

	2005	2004

Depreciation	$198	$177
Pensions	30	47
Amortization	252	210
Other	80	102

Deferred tax liabilities	560	536

Benefits and compensation	195	189
Tax loss carryforwards	23	26
Other	125	112

Gross deferred tax assets	343	327
Deferred tax asset valuation allowance	(5)	(6)

Net deferred tax assets	338	321

Net deferred tax liability	$222	$215

At July 31, 2005, non-U.S. subsidiaries of the company have tax loss carryforwards of approximately $75. Of these carryforwards, $3 expire through 2010 and $72 may be carried forward indefinitely. The current statutory tax rates in these countries range from 13% to 39%.

The company has undistributed earnings of non-U.S. subsidiaries of approximately $590. Of this amount, the company intends to repatriate approximately $200 in 2006 under the AJCA and has provided tax expense of $7. See also Note 1 to the Consolidated Financial Statements for additional information on the AJCA. U.S. income taxes have not been provided on the remaining $390 of undistributed earnings, which are deemed to be permanently reinvested. If remitted, tax credits or planning strategies should substantially offset any resulting tax liability.

11	Accounts Receivable

	2005	2004

Customers	$509	$503
Allowances	(36)	(39)

	473	464
Other	36	26

	$509	$490

12	Inventories

	2005	2004

Raw materials, containers and supplies	$297	$292
Finished products	498	497
Less: Adjustment to LIFO valuation method	(13)	(7)

	$782	$782

Approximately 54% of inventory in 2005 and 55% of inventory in 2004 is accounted for on the last in, first out method of determining cost.

13	Other Current Assets

	2005	2004

Deferred taxes	$114	$117
Other	67	47

	$181	$164

14	Plant Assets

	2005	2004

Land	$69	$70
Buildings	1,062	1,009
Machinery and equipment	3,172	2,977
Projects in progress	208	192

	4,511	4,248
Accumulated depreciation	(2,524)	(2,347)

	$1,987	$1,901

Depreciation expense provided in Costs and expenses was $277 in 2005, $258 in 2004 and $241 in 2003. Buildings are depreciated over periods ranging from 10 to 45 years. Machinery and equipment are depreciated over periods generally ranging from 2 to 15 years. Approximately $212 of capital expenditures is required to complete projects in progress at July 31, 2005.

15	Other Assets

	2005	2004

Prepaid pension benefit cost	$75	$103
Investments	150	150
Deferred taxes	6	—
Other	37	45

	$268	$298

Investments consist of several limited partnership interests in affordable housing partnership funds. These investments generate significant tax credits. The company’s ownership primarily ranges from approximately 12% to 19%.

16	Notes Payable and Long-term Debt

Notes payable consists of the following:

	2005	2004

Commercial paper	$428	$790
Variable-rate bank borrowings	18	14
Fixed-rate bank borrowings	5	6

	$451	$810

Commercial paper had a weighted-average interest rate of 5.34% and 3.23% at July 31, 2005 and August 1, 2004, respectively.

The company has two committed lines of credit totaling $1,500 that support commercial paper borrowings and remain unused at July 31, 2005, except for $5 of standby letters of credit. Another $30 of standby letters of credit remain unused under a separate facility.

Long-term Debt consists of the following:

Type	Fiscal Year of Maturity	Rate	2005	2004

Notes	2007	6.90%	$300	$300
Notes	2007	5.50%	300	300
Notes	2009	5.88%	300	300
Notes	2011	6.75%	700	700
Notes	2013	5.00%	400	400
Notes	2014	4.88%	300	300
Debentures	2021	8.88%	200	200
Other			42	43

			$2,542	$2,543

The fair value of the company’s long-term debt including the current portion of long-term debt in Notes payable was $2,727 at July 31, 2005 and $2,736 at August 1, 2004.

The company has $300 of long-term debt available to issue as of July 31, 2005 under a shelf registration statement filed with the Securities and Exchange Commission.

Principal amounts of debt mature as follows: 2006 – $451 (in current liabilities); 2007 – $610; 2008 – $4; 2009 - $302; 2010 – $2 and beyond – $1,624.

17	Other Liabilities

	2005	2004

Deferred taxes	$342	$332
Deferred compensation	116	108
Postemployment benefits	22	15
Fair value of derivatives	174	151
Other	30	15

	$684	$621

The deferred compensation plan is an unfunded plan maintained for the purpose of providing the company’s directors and certain of its executives the opportunity to defer a portion of their compensation. All forms of compensation contributed to the deferred compensation plan are accounted for in accordance with the underlying program. Contributions are credited to an investment account in the participant’s name, although no funds are actually contributed to the investment account and no investment choices are actually purchased. Four investment choices are available, including: (1) a book account which tracks the total return on company stock; (2) a book account that tracks performance of Fidelity’s Spartan U.S. Equity Index Fund; (3) a book account which tracks the performance of Fidelity’s Puritan Fund; and (4) a book account that credits interest based on the Wall Street Journal indexed prime rate. Participants can reallocate investments daily and are entitled to the gains and losses on investment funds. The company recognizes an amount in the Statements of Earnings for the market appreciation/ depreciation of each fund, as appropriate.

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

There were no changes made to the company’s interest rate swap portfolio in 2005.

In September 2003, the company entered into ten-year interest rate swaps that converted $200 of the 4.875% fixed-rate notes issued during that month to variable. The company also entered into $100 of five-year interest rate swaps that converted a portion of the 5.875% fixed-rate notes due October 2008 to variable.

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

Fixed-to-variable interest rate swaps are accounted for as fair-value hedges. Gains and losses on these instruments are recorded in earnings as adjustments to interest expense, offsetting gains and losses on the hedged item. The notional amount of fair-value interest rate swaps was $875 at both July 31, 2005 and August 1, 2004. The swaps had a fair value of $(2) at July 31, 2005 and a minimal fair value at August 1, 2004.

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

Qualifying foreign exchange forward and cross-currency swap contracts are accounted for as cash-flow hedges when the hedged item is a forecasted transaction, or when future cash flows related to a recognized asset or liability are expected to be received or paid. The effective portion of the changes in fair value on these instruments is recorded in Accumulated other comprehensive income (loss) and is reclassified into the Statements of Earnings on the same line item and in the same period or periods in which the hedged transaction affects earnings. The assessment of effectiveness for contracts is based on changes in spot rates. The fair value of these instruments was $(157) at July 31, 2005.

Qualifying foreign exchange forward contracts are accounted for as fair-value hedges when the hedged item is a recognized asset, liability or firm commitment. The fair value of such contracts was not material at July 31, 2005.

The company also enters into certain foreign exchange forward contracts and variable-to-variable cross-currency swap contracts that are not designated as accounting hedges. These instruments are primarily intended to reduce volatility of certain intercompany financing transactions. Gains and losses on derivatives not designated as accounting hedges are typically recorded in Other expenses/(income), as an offset to gains (losses) on the underlying transactions. The fair value of these instruments was $(8) at July 31, 2005.

Foreign exchange forward contracts typically have maturities of less than eighteen months. Principal currencies include the Australian dollar, British pound, Canadian dollar, euro, Japanese yen, Mexican peso and Swedish krona.

As of July 31, 2005, the accumulated derivative net loss in other comprehensive income for cash-flow hedges, including the foreign exchange forward and cross-currency contracts, forward-starting swap contracts and treasury lock agreements, was $20, net of tax. As of August 1, 2004, the accumulated derivative net loss in other comprehensive income for cash-flow hedges was $1, net of tax. Reclassifications from Accumulated other comprehensive income (loss) into the Statements of Earnings during the period ended July 31, 2005 were not material. There were no discontinued cash-flow hedges during the year. At July 31, 2005, the maximum maturity date of any cash-flow hedge was approximately eight years.

Other disclosures related to hedge ineffectiveness, gains (losses) excluded from the assessment of hedge effectiveness, gains (losses) arising from effective hedges of net investments, gains (losses) resulting from the discontinuance of hedge accounting and reclassifications from other comprehensive income to earnings have been omitted due to the insignificance of these amounts.

The company principally uses a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. The company may also enter into commodity futures contracts, as considered appropriate, to reduce the volatility of price fluctuations for commodities such as corn, cocoa, soybean meal, soybean oil and wheat. As of July 31, 2005, the notional values and the fair values of open contracts related to commodity hedging activity were not material.

The company is exposed to equity price changes related to certain employee compensation obligations. Swap contracts are utilized to hedge exposures relating to certain employee compensation obligations linked to the total return of the Standard & Poor’s 500 Index, the total return of the company’s capital stock and the total return of the Puritan Fund. The company pays a variable interest rate and receives the equity returns under these instruments. The notional value of the equity swap contracts, which mature in 2006, was $49 at July 31, 2005. These instruments are not designated as accounting hedges. Gains and losses are recorded in the Statements of Earnings. The net asset recorded under these contracts at July 31, 2005 was approximately $1.

19	Shareowners’ Equity (Deficit)

The company has authorized 560 million shares of Capital stock with $.0375 par value and 40 million shares of Preferred stock, issuable in one or more classes, with or without par as may be authorized by the Board of Directors. No Preferred stock has been issued.

The company sponsors a long-term incentive compensation plan. Under the plan, restricted stock and options may be granted to certain officers and key employees of the company. The plan provides for future awards of approximately 20 million shares of Capital stock, although this amount may increase upon the lapse, expiration or termination of previously issued awards. Options are granted at a price not less than the fair value of the shares on the date of grant and expire not later than ten years after the date of grant. Options vest over a three-year period. See also Note 1 to the Consolidated Financial Statements for additional information on accounting for stock-based compensation, including the pro forma impact if the company applied the fair value recognition provisions of SFAS No. 123.

In 2001, the Board of Directors authorized the conversion of certain stock options to shares of restricted stock based on specified conversion ratios. The exchange, which was voluntary, replaced approximately 4.7 million options with approximately one million restricted shares. Depending on the original grant date of the options, the restricted shares vested in 2002, 2003 or 2004. The company recognized compensation expense throughout the vesting period of the restricted stock. Compensation expense related to this award was $3 in 2004 and $6 in 2003.

Restricted shares granted are as follows:

(shares in thousands)	2005	2004	2003

Restricted Shares
Granted	1,399	1,324	900

Information about stock options and related activity is as follows:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
(options in thousands)	2005	Price	2004	Price	2003	Price

Beginning of year	35,775	$28.18	28,862	$28.29	30,006	$28.21
Granted	8,624	$26.44	10,471	$26.85	577	$22.89
Exercised	(2,916)	$24.52	(1,325)	$19.08	(847)	$19.66
Terminated	(1,935)	$32.72	(2,233)	$28.69	(874)	$28.67

End of year	39,548	$27.85	35,775	$28.18	28,862	$28.29

Exercisable at end of year	25,147		21,234		17,665

(options in thousands)	Stock Options Outstanding			Exercisable Options
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices	Shares	Life	Price	Shares	Price

$16.81-$22.60	185	7.3	$21.88	122	$21.93
$22.61-$31.91	36,831	6.7	$27.08	22,493	$27.40
$31.92-$44.41	2,271	4.1	$37.74	2,271	$37.74
$44.42-$56.50	261	2.9	$53.99	261	$53.99

	39,548			25,147

For the periods presented in the Consolidated Statements of Earnings, the calculations of basic earnings per share and earnings per share assuming dilution vary in that the weighted average shares outstanding assuming dilution includes the incremental effect of stock options and restricted stock programs, except when such effect would be antidilutive. Stock options to purchase 10 million shares of capital stock for 2005 and 26 million shares of capital stock for 2004 and 2003 were not included in the calculation of diluted earnings per share because the exercise price of the stock options exceeded the average market price of the capital stock and, therefore, would be antidilutive.

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

Following a trial on the merits, on September 13, 2005, the District Court issued Post-Trial Findings of Fact and Conclusions of Law, ruling in favor of the company and against VFB on all claims. The Court ruled that VFB failed to prove that the spinoff was a constructive or actual fraudulent transfer. The Court also rejected VFB’s claim of breach of fiduciary duty, VFB’s claim that VFI was an alter ego of the company, and VFB’s claim that the spinoff should be deemed an illegal dividend. VFB will have 30 days following the entry of the judgment of the District Court to appeal the decision.

The company received an Examination Report from the Internal Revenue Service on December 23, 2002, which included a challenge to the treatment of gains and interest deductions claimed in the company’s fiscal 1995 federal income tax return, relating to transactions involving government securities. If the proposed adjustment were upheld, it would require the company to pay a net amount of approximately $100 in taxes, accumulated interest as of December 23, 2002, and penalties. Interest will continue to accrue until the matter is resolved. The company believes these transactions were properly reported on its federal income tax return in accordance with applicable tax laws and regulations in effect during the period involved and is challenging these adjustments vigorously. The company expects a final resolution of this matter in 2006.

The company is a party to other legal proceedings and claims, tax issues and environmental matters arising out of the normal course of business.

Management assesses the probability of loss for all legal proceedings and claims, tax issues and environmental matters and has recognized liabilities for such contingencies, as appropriate. Although the results of these matters cannot be predicted with certainty, in management’s opinion, the final outcome of legal proceedings and claims, tax issues and environmental matters will not have a material adverse effect on the consolidated results of operations or financial condition of the company.

The company has certain operating lease commitments, primarily related to warehouse and office facilities, retail store space and certain equipment. Rent expense under operating lease commitments was $84 in 2005, $79 in 2004 and $66 in 2003. Future minimum annual rental payments under these operating leases are as follows:

2006	2007	2008	2009	2010	Thereafter

$68	$59	$48	$37	$34	$51

The company guarantees approximately 1,400 bank loans made to Pepperidge Farm independent sales distributors by third party financial institutions for the purchase of distribution routes. The maximum potential amount of future payments the company could be required to make under the guarantees is $112. The company’s guarantees are indirectly secured by the distribution routes. The company does not believe it is probable that it will be required to make guarantee payments as a result of defaults on the bank loans guaranteed. The amounts recognized as of July 31, 2005 and August 1, 2004 were not material.

The company has provided certain standard indemnifications in connection with divestitures, contracts and other transactions. Certain indemnifications have finite expiration dates. Liabilities recognized based on known exposures related to such matters were not material at July 31, 2005.

21	Statements of Cash Flows

	2005	2004	2003

Cash Flows from Operating Activities:
Other non-cash charges to net earnings:
Non-cash compensation/benefit related expense	$109	$91	$60
Adjustments to long-term investments, other assets, minority interest	9	11	33
Other	4	(5)	—

Total	$122	$97	$93

Other:
Benefit related payments	$(47)	$(46)	$(44)
Payments for hedging activities	(19)	(59)	(67)
Other	7	2	(7)

Total	$(59)	$(103)	$(118)

	2005	2004	2003

Interest paid	$176	$168	$173
Interest received	$4	$6	$5
Income taxes paid	$258	$249	$225

22	Quarterly Data (unaudited)

2005	First	Second	Third	Fourth

Net sales	$2,091	$2,223	$1,736	$1,498
Cost of products sold	1,245	1,321	1,035	890
Net earnings	230	235	146	96
Per share — basic
Net earnings	0.56	0.57	0.36	0.23
Dividends	0.17	0.17	0.17	0.17
Per share — assuming dilution
Net earnings	0.56	0.57	0.35	0.23
Market price
High	$27.13	$30.52	$29.74	$31.60
Low	$25.21	$26.68	$27.35	$29.53

2004	First	Second	Third	Fourth

Net sales	$1,909	$2,100	$1,667	$1,433
Cost of products sold	1,108	1,212	995	872
Net earnings[1]	211	235	142	59
Per share — basic
Net earnings[1]	0.51	0.57	0.35	0.14
Dividends	0.1575	0.1575	0.1575	0.1575
Per share — assuming dilution
Net earnings[1]	0.51	0.57	0.34	0.14
Market price
High	$27.90	$27.39	$28.70	$28.13
Low	$23.26	$24.92	$26.15	$25.03

1	Net earnings in the fourth quarter include a restructuring charge of $22 or $.05 per share. (See Note 5 to the Consolidated Financial Statements.)

Reports of Management

Management’s Report on Financial Statements

The accompanying financial statements have been prepared by the company’s management in conformity with generally accepted accounting principles to reflect the financial position of the company and its operating results. The financial information appearing throughout this Annual Report is consistent with the financial statements. Management is responsible for the information and representations in such financial statements, including the estimates and judgments required for their preparation. The financial statements have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

The Audit Committee of the Board of Directors, which is composed entirely of Directors who are not officers or employees of the company, meets regularly with the company’s worldwide internal auditing department, other management personnel, and the independent auditors. The independent auditors and the internal auditing department have had, and continue to have, direct access to the Audit Committee without the presence of other management personnel, and have been directed to discuss the results of their audit work and any matters they believe should be brought to the Committee’s attention. The internal auditing department and the independent auditors report directly to the Audit Committee.

Management’s Report on Internal Control Over
Financial Reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

The company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and Directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of July 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment using those criteria, management concluded that the company’s internal control over financial reporting was effective as of July 31, 2005.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of July 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Douglas R. Conant
President and Chief Executive Officer

Robert A. Schiffner
Senior Vice President and Chief Financial Officer

Anthony P. DiSilvestro
Vice President — Controller

September 21, 2005

Report of Independent Registered Public
Accounting Firm To the Shareowners and
Directors of Campbell Soup Company

We have completed an integrated audit of Campbell Soup Company’s 2005 consolidated financial statements and of its internal control over financial reporting as of July 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of shareowners’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Campbell Soup Company and its subsidiaries at July 31, 2005 and August 1, 2004, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, effective July 29, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of July 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control — Integrated

Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Philadelphia, Pennsylvania
September 21, 2005

Item 9. Changes in and Disagreements with
Accountants on Accounting and Financial
Disclosure

None.

Item 9A. Controls and Procedures

The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 31, 2005 (the “Evaluation Date”). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective, and are reasonably designed to ensure that all material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

The annual report of management on the company’s internal control over financial reporting is provided under “Financial Statements and Supplementary Data” on page 40. The attestation report of PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm, regarding the company’s internal control over financial reporting is provided under “Financial Statements and Supplementary Data” on page 41.

During the quarter ended July 31, 2005, there were no changes in the company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of
the Registrant

The sections entitled “Election of Directors” and “Directors and Executive Officers Stock Ownership Reports” in the company’s Proxy Statement for the Annual Meeting of Shareowners to be held on November 18, 2005 (the “2005 Proxy Statement”) are incorporated herein by reference. The information presented in the section entitled “Board Committees” in the 2005 Proxy Statement relating to the members of the company’s Audit Committee is incorporated herein by reference. The information presented in the section entitled “Audit Committee Report” in the 2005 Proxy Statement relating to the Audit Committee’s financial experts is incorporated herein by reference.

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

The company has also adopted a separate Code of Business Conduct and Ethics applicable to the Board of Directors, the company’s officers and all of the company’s employees. The Code of Business Conduct and Ethics is posted on the company’s website, www.campbellsoupcompany.com (under the “Governance” caption). The company’s Corporate Governance Standards and the charters of the company’s four standing committees of the Board of Directors can also be found at this website. Printed copies of the foregoing are available to any shareowner requesting a copy by writing to: Corporate Secretary, Campbell Soup Company, 1 Campbell Place, Camden, NJ 08103. On November 23, 2004, the New York Stock Exchange Annual CEO Certification was submitted without any qualification.

Item 11. Executive Compensation

The information presented in the sections entitled “Summary Compensation,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values,” “Pension Plans,” “Director Compensation,” “Employment Agreements and Termination Arrangements” and “Compensation and Organization Committee Interlocks and Insider Participation” in the 2005 Proxy is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareowner Matters

The information presented in the sections entitled “Security Ownership of Directors and Executive Officers,” “Security Ownership of Certain Beneficial Owners,” “Securities Authorized for Issuance under Equity Compensation Plans” and “Deferred Compensation Plans” in the 2005 Proxy is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information presented in the section entitled “Certain Relationships and Related Transactions” in the 2005 Proxy is incorporated herein by reference.

Item 14. Principal Accounting Fees
and Services

The information presented in the section entitled “Independent Registered Public Accounting Firm Fees and Services” in the 2005 Proxy is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements

•	Consolidated Statements of Earnings for 2005, 2004 and 2003

•	Consolidated Balance Sheets as of July 31, 2005 and August 1, 2004

•	Consolidated Statements of Cash Flows for 2005, 2004 and 2003

•	Consolidated Statements of Shareowners’ Equity (Deficit) for 2005, 2004 and 2003

•	Notes to Consolidated Financial Statements

•	Management’s Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules

None.

3.	Exhibits

3(i)
Campbell’s Restated Certificate of Incorporation as amended through February 24, 1997 was filed with the Securities and Exchange Commission (“SEC”) with Campbell’s Form 10-K for the fiscal year ended July 28, 2002, and is incorporated herein by reference.

3(ii)	Campbell’s By-Laws as amended through July 22, 2004 were filed with the SEC with Campbell’s Form 10-K for the fiscal year ended August 1, 2004, and is incorporated herein by reference.

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

10(a)	Campbell Soup Company 1994 Long-Term Incentive Plan, as amended on November 17, 2000, was filed with the SEC with Campbell’s 2000 Proxy Statement, and is incorporated herein by reference.

10(b)	Campbell Soup Company 2003 Long-Term Incentive Plan was filed with the SEC with Campbell’s 2003 Proxy Statement, and is incorporated herein by reference.

10(c)	Campbell Soup Company Annual Incentive Plan, as amended on November 18, 2004, was filed with the SEC with Campbell’s 2004 Proxy Statement, and is incorporated herein by reference.

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

10(h)
Letter Agreement between the company and Mark A. Sarvary, effective as of February 9, 2004, regarding severance arrangements was filed with the SEC with Campbell’s Form 10-Q for the fiscal quarter ended May 2, 2004, and is incorporated herein by reference.

10(i)
Performance goals for the fiscal 2005 awards under the Campbell Soup Company Annual Incentive Plan were described in a Campbell Form 8-K filed on November 5, 2004, and such description is incorporated herein by reference.

10(j)	Form of Stock Option Award Statement was filed with the SEC on a Campbell Form 8-K filed on September 28, 2004, and is incorporated herein by reference.

10(k)	Form of Restricted Stock Award Statement was filed with the SEC on a Campbell Form 8-K filed on September 28, 2004, and is incorporated herein by reference.

10(l)	Board of Director compensation for calendar year 2005 was described in a Campbell Form 8-K filed on January 7, 2005, and such description is incorporated herein by reference.

10(m)
Long-term incentive compensation programs adopted pursuant to the Campbell Soup Company 2003 Long-Term Incentive Plan were described in Campbell Form 8-K filed on July 12, 2005, and such description is incorporated herein by reference.

10(n)	Deed of Release, dated May 27, 2005, between John Doumani, Arnott’s Biscuits Ltd and the company.

21	Subsidiaries (Direct and Indirect) of the company.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31(i)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(ii)	Certification of Robert A. Schiffner pursuant to Rule 13a-14(a).

32(i)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(ii)	Certification of Robert A. Schiffner pursuant to 18 U.S.C. Section 1350.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Campbell has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 11, 2005	CAMPBELL SOUP COMPANY

	By:	/s/ Robert A. Schiffner

Robert A. Schiffner
Senior Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Campbell and in the capacity and on the date indicated.

Date: October 11, 2005

/s/ Robert A. Schiffner	/s/ Anthony P. DiSilvestro

Robert A. Schiffner	Anthony P. DiSilvestro
Senior Vice President	Vice President – Controller
and Chief Financial Officer

Harvey Golub	Chairman and Director	}
Douglas R. Conant	President, Chief Executive	}
	Officer and Director	}
John F. Brock	Director	}
Edmund M. Carpenter	Director	}
Paul R. Charron	Director	}
Bennett Dorrance	Director	}
Kent B. Foster	Director	}
Randall W. Larrimore	Director	}	By:	/s/ Ellen Oran Kaden

Philip E. Lippincott	Director	}		Ellen Oran Kaden
Mary Alice D. Malone	Director	}		Senior Vice President –
David C. Patterson	Director	}		Law and Government Affairs
Charles R. Perrin	Director	}
Donald M. Stewart	Director	}
George Strawbridge, Jr.	Director	}
Les C. Vinney	Director	}
Charlotte C. Weber	Director	}

INDEX OF EXHIBITS

Document

3 (i)	Campbell’s Restated Certificate of Incorporation as amended through February 24, 1997 was filed with the SEC with Campbell’s Form 10-K for the fiscal year ended July 28, 2002, and is incorporated herein by reference.

3 (ii)	Campbell’s By-Laws as amended through July 22, 2004 were filed with the SEC with Campbell’s Form 10-K for the fiscal year ended August 1, 2004, and is incorporated herein by reference.

4(i)	With respect to Campbell’s 6.75% notes due 2011, the form of Indenture between Campbell and Bankers Trust Company, as Trustee, and the associated form of security were filed with Campbell’s Registration Statement No. 333-11497, and are incorporated herein by reference.

4(ii)	Except as described in 4(i) above, there is no instrument with respect to long-term debt of the company that involves indebtedness or securities authorized thereunder exceeding 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. The company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the company upon request of the SEC.

9	Major Stockholders’ Voting Trust Agreement dated June 2, 1990, as amended, was filed with the SEC by (i) Campbell as Exhibit 99.C to Campbell’s Schedule 13E-4 filed on September 12, 1996, and (ii) with respect to certain subsequent amendments, the Trustees of the Major Stockholders’ Voting Trust as Exhibit 99.G to Amendment No. 7 to their Schedule 13D dated March 3, 2000, and as Exhibit 99.M to Amendment No. 8 to their Schedule 13D dated January 26, 2001, and as Exhibit 99.P to Amendment No. 9 to their Schedule 13D dated September 30, 2002, and is incorporated herein by reference.

10 (a)	Campbell Soup Company 1994 Long-Term Incentive Plan, as amended on November 17, 2000, was filed with the SEC with Campbell’s 2000 Proxy Statement, and is incorporated herein by reference.

10 (b)	Campbell Soup Company 2003 Long-Term Incentive Plan was filed with the SEC with Campbell’s 2003 Proxy Statement, and is incorporated herein by reference.

10 (c)	Campbell Soup Company Annual Incentive Plan, as amended on November 18, 2004, was filed with the SEC with Campbell’s 2004 Proxy Statement, and is incorporated herein by reference.

10 (d)	Campbell Soup Company Mid-Career Hire Pension Program, as amended effective as of January 25, 2001, was filed with the SEC with Campbell’s Form 10-K for the fiscal year ended July 29, 2001, and is incorporated herein by reference.

Document

10 (e)	Deferred Compensation Plan, effective November 18, 1999, was filed with the SEC with Campbell’s Form 10-K for the fiscal year ended July 30, 2000, and is incorporated herein by reference.

10 (f)	Severance Protection Agreement dated January 8, 2001, with Douglas R. Conant, President and Chief Executive Officer, was filed with the SEC with Campbell’s Form 10-Q for the fiscal quarter ended January 28, 2001, and is incorporated herein by reference. Agreements with the other executive officers listed under the heading “Executive Officers of the Company” are in all material respects the same as Mr. Conant’s agreement.

10 (g)	Employment agreement between the company and Douglas R. Conant dated January 8, 2001, was filed with the SEC with Campbell’s Form 10-Q for the fiscal quarter ended January 28, 2001, and is incorporated herein by reference.

10 (h)	Letter Agreement between the company and Mark A. Sarvary, effective as of February 9, 2004, regarding severance arrangements was filed with the SEC with Campbell’s Form 10-Q for the fiscal quarter ended May 2, 2004, and is incorporated herein by reference.

10 (i)	Performance goals for the fiscal 2005 awards under the Campbell Soup Company Annual Incentive Plan were described in a Campbell Form 8-K filed on November 5, 2004, and such description is incorporated herein by reference.

10 (j)	Form of Stock Option Award Statement was filed with the SEC on a Campbell Form 8-K filed on September 28, 2004, and is incorporated herein by reference.

10 (k)	Form of Restricted Stock Award Statement was filed with the SEC on a Campbell Form 8-K filed on September 28, 2004, and is incorporated herein by reference.

10 (l)	Board of Director compensation for calendar year 2005 was described in a Campbell Form 8-K filed on January 7, 2005, and such description is incorporated herein by reference.

10 (m)	Long-term incentive compensation program adopted pursuant to the Campbell Soup Company 2003 Long-Term Incentive Plan were described in Campbell Form 8-K filed on July 12, 2005, and such description is incorporated herein by reference.

10 (n)	Deed of Release, dated May 27, 2005, between John Doumani, Arnott’s Biscuits Ltd and the company.

21	Subsidiaries (Direct and Indirect) of the company.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

Document

31(i)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(ii)	Certification of Robert A. Schiffner pursuant to Rule 13a-14(a).

32(i)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(ii)	Certification of Robert A. Schiffner pursuant to 18 U.S.C. Section 1350.