Form 10-Q
period 2005-10-30
CAMPBELL SOUP CO
filed 2005-12-07
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 30, 2005	Commission File Number 1-3822

New Jersey State of Incorporation	21-0419870 I.R.S. Employer Identification No.
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b - 2 of the Securities Exchange Act of 1934).
Yes ☐ No ☑
There were 413,592,401 shares of Capital Stock outstanding as of December 1, 2005.

PART I.
ITEM 1. FINANCIAL INFORMATION
CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended
	October 30,	October 31,
	2005	2004
Net sales	$2,110	$2,091

Costs and expenses
Cost of products sold	1,228	1,245
Marketing and selling expenses	320	314
Administrative expenses	138	129
Research and development expenses	24	20
Other expenses / (income)	(1)	2

Total costs and expenses	1,709	1,710

Earnings before interest and taxes	401	381
Interest, net	26	44

Earnings before taxes	375	337
Taxes on earnings	73	107

Net earnings	$302	$230

Per share — basic
Net earnings	$.74	$.56

Dividends	$.18	$.17

Weighted average shares outstanding — basic	409	409

Per share — assuming dilution
Net earnings	$.73	$.56

Weighted average shares outstanding — assuming dilution	414	412

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Balance Sheets
(unaudited)
(millions, except per share amounts)

	October 30,	July 31,
	2005	2005
Current assets
Cash and cash equivalents	$45	$40
Accounts receivable	788	509
Inventories	894	782
Other current assets	183	181

Total current assets	1,910	1,512

Plant assets, net of depreciation	1,957	1,987
Goodwill	1,946	1,950
Other intangible assets, net of amortization	1,060	1,059
Other assets	291	268

Total assets	$7,164	$6,776

Current liabilities
Notes payable	$751	$451
Payable to suppliers and others	757	624
Accrued liabilities	568	606
Dividend payable	74	70
Accrued income taxes	288	251

Total current liabilities	2,438	2,002

Long-term debt	2,225	2,542
Nonpension postretirement benefits	278	278
Other liabilities, including deferred income taxes of $349 and $342	710	684

Total liabilities	5,651	5,506

Shareowners’ equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20
Additional paid-in capital	289	236
Earnings retained in the business	6,297	6,069
Capital stock in treasury, at cost	(4,861)	(4,832)
Accumulated other comprehensive loss	(232)	(223)

Total shareowners’ equity	1,513	1,270

Total liabilities and shareowners’ equity	$7,164	$6,776

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Cash Flows
(unaudited)
(millions)

	Three Months Ended
	October 30,	October 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$302	$230
Non-cash charges to net earnings
Change in accounting method (Note g)	(8)	—
Stock-based compensation	14	5
Resolution of tax contingency	(60)	—
Depreciation and amortization	69	68
Deferred income taxes	(5)	1
Other, net	21	17
Changes in working capital
Accounts receivable	(280)	(268)
Inventories	(100)	(67)
Prepaid assets	(1)	(15)
Accounts payable and accrued liabilities	207	162
Pension fund contributions	(38)	(42)
Other	(8)	(27)

Net cash provided by operating activities	113	64

Cash flows from investing activities:
Purchases of plant assets	(38)	(47)
Sales of plant assets	—	3

Net cash used in investing activities	(38)	(44)

Cash flows from financing activities:
Net short-term borrowings (repayments)	(18)	56
Dividends paid	(70)	(65)
Treasury stock purchases	—	(4)
Treasury stock issuances	18	3
Other	1	—

Net cash used in financing activities	(69)	(10)

Effect of exchange rate changes on cash	(1)	2

Net change in cash and cash equivalents	5	12
Cash and cash equivalents — beginning of period	40	32

Cash and cash equivalents — end of period	$45	$44

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Shareowners’ Equity
(unaudited)
(millions, except per share amounts)

	Capital Stock					Earnings	Accumulated
	Issued		In Treasury		Additional	Retained	Other	Total
					Paid-in	in the	Comprehensive	Shareowners’
	Shares	Amount	Shares	Amount	Capital	Business	Income (Loss)	Equity

Balance at August 1, 2004	542	$20	(134)	$(4,848)	$264	$5,642	$(204)	$874

Comprehensive income (loss)
Net earnings						230		230
Foreign currency translation adjustments							82	82
Cash-flow hedges, net of tax							(2)	(2)

Other comprehensive income							80	80

Total comprehensive income								310

Dividends ($.17 per share)						(70)		(70)
Treasury stock purchased			—	(4)				(4)
Treasury stock issued under management incentive and stock option plans			—	43	(36)			7

Balance at October 31, 2004	542	$20	(134)	$(4,809)	$228	$5,802	$(124)	$1,117

Balance at July 31, 2005	542	$20	(134)	$(4,832)	$236	$6,069	$(223)	$1,270

Comprehensive income (loss)
Net earnings						302		302
Foreign currency translation adjustments							(6)	(6)
Cash-flow hedges, net of tax							(2)	(2)
Minimum pension liability, net of tax							(1)	(1)

Other comprehensive loss							(9)	(9)

Total comprehensive income								293

Dividends ($.18 per share)						(74)		(74)
Treasury stock purchased			—	—				-
Treasury stock issued under management incentive and stock option plans			1	(29)	53			24

Balance at October 30, 2005	542	$20	(133)	$(4,861)	$289	$6,297	$(232)	$1,513

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Notes to Consolidated Financial Statements

(unaudited)
(dollars in millions, except per share amounts)

(a)	Basis of Presentation / Accounting Policies
The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the indicated periods. All such adjustments are of a normal recurring nature. The accounting policies used in preparing these financial statements are consistent with those applied in the Annual Report on Form 10-K for the year ended July 31, 2005, except for the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS No. 123R) and a change in the method of accounting for certain U.S. inventories. See Note (b) for additional information on SFAS No. 123R and Note (g) for additional information on the change in method of accounting for inventory. Certain reclassifications were made to the prior year amounts to conform with current presentation. The results for the period are not necessarily indicative of the results to be expected for other interim periods or the full year.

(b)	Stock-based Compensation
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, which requires stock-based compensation to be measured based on the grant-date fair value of the awards and the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. The company adopted the provisions of SFAS No. 123R as of August 1, 2005. The company issues restricted stock, stock options, and beginning in fiscal 2006, performance restricted stock.
Prior to August 1, 2005, the company accounted for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25 “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, no compensation expense had been recognized for stock options since all options granted had an exercise price equal to the market value of the underlying stock on the grant date. SFAS No. 123R was adopted using the modified prospective transition method. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption. Prior periods have not been restated. Total pre-tax stock-based compensation recognized in the Statements of Earnings was $14 and $5 for the first quarter ending October 30, 2005 and October 31, 2004, respectively. Tax related benefits of $5 and $2 were also recognized for the first quarter of 2006 and 2005, respectively. Amounts recorded in fiscal 2005 primarily represent expenses related to restricted stock awards since no expense was recognized for stock options. Cash received from the exercise of stock options was $18 and $3 for the first quarter of 2006 and 2005, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

Stock Plans
In 2003, shareowners approved the 2003 Long-Term Incentive Plan, which authorized the issuance of 28 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock (including performance restricted stock) and performance units. Approximately 3.2 million shares available under a previous long-term plan were rolled into the 2003 Long-Term Incentive Plan, making the total number of available shares approximately 31.2 million. In November 2005, shareowners approved the 2005 Long-Term Incentive Plan, which authorized the issuance of an additional 6 million shares to satisfy the same types of awards.
Awards under the 2003 and 2005 Long-Term Incentive Plans may be granted to employees and directors. The term of a stock option granted under these plans may not exceed ten years from the date of grant. Options granted under these plans vest cumulatively over a three-year period at a rate of 30%, 60% and 100%, respectively. The option price may not be less than the fair market value of a share of common stock on the date of the grant. Restricted stock granted in fiscal 2004 and 2005 vests in three annual installments of 1/3 each, beginning 2 1/2 years from the date of grant.
Pursuant to the 2003 Long-Term Incentive Plan, in July 2005 the company adopted a long-term incentive compensation program for fiscal 2006 which provides for grants of total shareowner return (TSR) performance restricted stock, EPS performance restricted stock, and time-lapse restricted stock. Initial grants made in accordance with this program were approved in September 2005. Under the program, awards of TSR performance restricted stock will be earned by comparing the company’s total shareowner return during the period 2006 to 2008 to the respective total shareowner returns of companies in a performance peer group. Based upon the company’s ranking in the performance peer group, a recipient of TSR performance restricted stock may earn a total award ranging from 0% to 200% of the initial grant. Awards of EPS performance restricted stock will be earned based upon the company’s achievement of annual earnings per share goals. During the period 2006 to 2008, a recipient of EPS performance restricted stock may earn a total award ranging from 0% to 100% of the initial grant. Awards of time-lapse restricted stock will vest ratably over the three-year period. Annual stock option grants are not part of the long-term incentive compensation program for 2006. However, stock options may still be granted on a selective basis under the 2003 and 2005 Long-Term Incentive Plans.
SFAS No. 123R requires disclosure of pro forma information for periods prior to the adoption. The pro forma disclosures are based on the fair value of awards at the grant date, amortized to expense over the service period. The following table illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation.

October 31, 2004
Net earnings, as reported	$230
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects [1]	3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9)

Pro forma net earnings	$224

Earnings per share:
Basic-as reported	$.56

Basic-pro forma	$.55

Diluted-as reported	$.56

Diluted-pro forma	$.54

     1 Represents restricted stock expense.
The following table summarizes stock option activity as of October 30, 2005:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
(options in thousands)	Options	Exercise Price	Contractual Life	Value

Outstanding at July 31, 2005	39,548	$27.85
Granted	30	$29.28
Exercised	(701)	$26.07
Terminated	(242)	$27.53

Outstanding at October 30, 2005	38,635	$27.96	6.2	$44

Exercisable at October 30, 2005	29,383	$28.40	5.5	$20

The total intrinsic value of options exercised during the three months ended October 30, 2005 was $3. As of October 30, 2005 total remaining unearned compensation related to unvested stock options was $43, which will be amortized over the weighted-average remaining service period of 1.2 years. The company measures the fair value of stock options using the Black-Scholes option pricing model.

The following table summarizes time-lapse restricted stock and EPS performance restricted stock as of October 30, 2005:

		Weighted-Average
		Grant-Date
(restricted stock in thousands)	Shares	Fair Value

Nonvested at July 31, 2005	2,433	$27.18
Granted	1,594	$29.32
Vested	(33)	$24.23
Forfeited	(33)	$27.07

Nonvested at October 30, 2005	3,961	$27.89

The fair value of time-lapse restricted stock and EPS performance restricted stock is determined based on the number of shares granted and the quoted price of the company’s stock at the date of grant. Time-lapse restricted stock granted in fiscal 2004 and 2005 is expensed on a graded-vesting basis. Time-lapse restricted stock granted in fiscal 2006 is expensed on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis. EPS restricted stock is expensed on a graded-vesting basis, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis.
As of October 30, 2005, total remaining unearned compensation related to nonvested time-lapse restricted stock and EPS performance restricted stock was $75, which will be amortized over the weighted-average remaining service period of 2.3 years. The fair value of restricted stock vested during the period ended October 30, 2005 was $1.
In 2006, the company granted approximately 1.7 million shares of TSR performance restricted stock with a grant-date fair value of $28.73. The fair value of TSR performance restricted stock is estimated at the grant date using a Monte Carlo simulation. Expense is recognized on a straight-line basis over the service period. As of October 30, 2005 total remaining unearned compensation related to TSR performance restricted stock was $41, which will be amortized over the weighted-average remaining service period of 2.9 years.
Employees can elect to defer all types of restricted stock awards. These awards are classified as liabilities and fair value is adjusted quarterly.
Prior to the adoption of SFAS No. 123R, the company presented the tax benefits of deductions resulting from the exercise of stock options as cash flows from operating activities in the Consolidated Statements of Cash Flows. SFAS No. 123R requires the cash flows from the excess tax benefits the company realizes on the exercise of stock options to be presented as cash flows from financing activities. The excess tax benefits on the exercise of stock options presented as cash flows from financing activities in the three month period ended October 30,

2005 and as cash flows from operating activities in the three month period ended October 31, 2004 were not material.

(c)	Goodwill and Intangible Assets
The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	October 30, 2005		July 31, 2005
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization[1]:
Trademarks	$6	$(4)	$6	$(4)
Other	17	(8)	17	(7)

Total	$23	$(12)	$23	$(11)

Intangible assets not subject to amortization:
Trademarks	$1,043		$1,042
Pension	3		3
Other	3		2

Total	$1,049		$1,047

[1] Amortization related to these assets was less than $1 for the three month periods ended October 30, 2005 and October 31, 2004. The estimated aggregated amortization expense for each of the five succeeding fiscal years is less than $2 per year. Asset useful lives range from five to thirty-four years.
Changes in the carrying amount for goodwill for the period ended October 30, 2005 are as follows:

	U.S. Soup,
	Sauces and	Baking and	International
	Beverages	Snacking	Soup and Sauces	Other	Total
Balance at July 31, 2005	$428	$602	$769	$151	$1,950
Foreign currency translation adjustment	—	(6)	2	—	(4)

Balance at October 30, 2005	$428	$596	$771	$151	$1,946

(d)	Comprehensive Income
Total comprehensive income comprises net earnings, net foreign currency translation adjustments, minimum pension liability adjustments, and net unrealized gains (losses) on cash-flow hedges.

Total comprehensive income for the three months ended October 30, 2005 and October 31, 2004, was $293 and $310, respectively.
The components of Accumulated other comprehensive loss consisted of the following:

	October 30,	October 31,
	2005	2004
Foreign currency translation adjustments	$29	$75
Cash-flow hedges, net of tax	(22)	(3)
Minimum pension liability, net of tax [1]	(239)	(196)

Total Accumulated other comprehensive loss	$(232)	$(124)

     1 Includes a tax benefit of $140 as of October 30, 2005 and $111 as of October 31, 2004.
(e)	Earnings Per Share

For the periods presented in the Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and restricted stock programs, except when such effect would be antidilutive. Stock options to purchase 6 million and 31 million shares of capital stock for the three-month periods ended October 30, 2005 and October 31, 2004, respectively, were not included in the calculation of diluted earnings per share because the exercise price of the stock options exceeded the average market price of the capital stock and therefore, the effect would be antidilutive.

(f)	Segment Information

Campbell Soup Company, together with its consolidated subsidiaries, is a global manufacturer and marketer of high quality, branded convenience food products. The company is organized and reports the results of operations in the following segments: U.S. Soup, Sauces and Beverages, Baking and Snacking, International Soup and Sauces, and Other.

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
Accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those described in the company’s 2005 Annual Report on Form 10-K, except for the adoption of SFAS No. 123R described in Note (b) and the change in method of accounting for certain inventories described in Note (g). The company evaluates segment performance before interest and taxes. Away From Home products are principally produced by the tangible assets of the company’s other segments, except for Stockpot soups, which are produced in a separate facility, and certain other products, which are produced under contract manufacturing agreements. Accordingly, with the exception of the designated Stockpot facility, plant assets are not allocated to the Away From Home operations. Depreciation, however, is allocated to Away From Home based on production hours.

October 30, 2005

		Earnings	Depreciation
		Before Interest	and	Capital
Three Months Ended	Net Sales	and Taxes[2]	Amortization	Expenditures
U.S. Soup, Sauces and Beverages	$970	$288	$21	$9

Baking and Snacking	458	50	22	6

International Soup and Sauces	420	55	13	7

Other	262	26	7	8

Corporate[1]	—	(18)	6	8

Total	$2,110	$401	$69	$38
October 31, 2004

		Earnings	Depreciation
		Before Interest	and	Capital
Three Months Ended	Net Sales	and Taxes	Amortization	Expenditures
U.S. Soup, Sauces and Beverages	$994	$275	$20	$17

Baking and Snacking	449	46	20	8

International Soup and Sauces	416	55	15	6

Other	232	22	6	5

Corporate[1]	—	(17)	7	11

Total	$2,091	$381	$68	$47

[1]	Represents unallocated corporate expenses.

[2]	Contributions to earnings before interest and taxes by segment include the effect of a $13 benefit due to a change in the method of accounting for certain U.S. inventories from the LIFO method to the average cost method as follows: U.S. Soup, Sauces and Beverages — $8 and Baking and Snacking — $5.

(g)	Inventories

	October 30, 2005	July 31, 2005
Raw materials, containers and supplies	$304	$297
Finished products	590	498
Less: Adjustment to LIFO valuation method	—	(13)

	$894	$782

As of August 1, 2005, the company changed the method of accounting for certain U.S. inventories from the last in, first out (LIFO) method to the average cost method. Approximately 55% of inventory in 2005 was accounted for on the LIFO method of determining cost.

The company believes that the average cost method of accounting for U.S. inventories is preferable and will improve financial reporting by better matching revenues and expenses as average cost reflects the physical flow of inventory and current cost. In addition, the change from LIFO to average cost will enhance the comparability of the company’s financial statements with peer companies since the average cost method is consistent with methods used in the industry. The company does not use the LIFO valuation method for tax purposes. The impact of the change was a pre-tax $13 benefit ($8 after tax or $.02 per share). Prior periods were not restated since the impact of the change on previously issued financial statements was not considered material.

In addition to the impact of the change in method of accounting described above, inventories increased from July 31, 2005 primarily due to seasonality.

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

Fixed-to-variable interest rate swaps are accounted for as fair-value hedges. Gains and losses on these instruments are recorded in earnings as adjustments to interest expense, offsetting gains and losses on the hedged item. The notional amounts of all outstanding fair-value interest rate swaps at October 30, 2005 totaled $875 with a maximum maturity date of October 2013. The fair value of such instruments was a loss of $16 as of October 30, 2005.

Foreign Currency Contracts

The company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries, including subsidiary financing transactions. The company utilizes foreign currency forward purchase and sale contracts, and cross-currency swaps in order to manage the volatility associated with foreign currency purchases and sales and certain intercompany transactions in the normal course of business.

Qualifying foreign exchange forward and cross-currency swap contracts are accounted for as cash-flow hedges when the hedged item is a forecasted transaction, or when future cash flows related to a recognized asset or liability are expected to be received or paid. The effective portion of the changes in fair value on these instruments is recorded in Accumulated other comprehensive income (loss) and is reclassified into the Statements of Earnings on the same line item and in the same period or periods in which the hedged transaction affects earnings. The assessment of effectiveness for contracts is based on changes in the spot rates. The fair value of these instruments was $(163) at October 30, 2005.

Qualifying foreign exchange forward contracts are accounted for as fair-value hedges when the hedged item is a recognized asset, liability or firm commitment. There were no such fair-value contracts at October 30, 2005.

The company also enters into certain foreign exchange forward and variable-to-variable cross-currency swap contracts that are not designated as accounting hedges. These instruments are primarily intended to reduce volatility of certain intercompany financing transactions. Gains and losses on derivatives not designated as accounting hedges are typically recorded in Other expenses /(income), as an offset to gains (losses) on the underlying transactions. The fair value of these instruments was $(12) at October 30, 2005.

Foreign exchange forward contracts typically have maturities of less than eighteen months. Cross-currency swap contracts mature in 2006 through 2014. Principal currencies include the Australian dollar, British pound, Canadian dollar, euro, Japanese yen, Mexican peso and Swedish krona.

As of October 30, 2005, the accumulated derivative net loss in other comprehensive income for cash-flow hedges, including the foreign exchange forward and cross-currency contracts, forward starting swap contracts, and treasury lock agreements was $22, net of tax. As of October 31, 2004, the accumulated derivative net loss in other comprehensive income was $3, net of tax. Reclassifications from Accumulated other comprehensive income (loss) into the Statements of Earnings during the quarter ended October 30, 2005 were not material. Reclassifications during the remainder of fiscal year 2006 are not expected to be material. At October 30, 2005, the maximum maturity date of any cash-flow hedge was August 2013.

Other Contracts

The company is exposed to equity price changes related to certain employee compensation obligations. Swap contracts are utilized to hedge exposures relating to certain employee compensation obligations linked to the total return of the Standard & Poor’s 500 Index, the total return of the company’s capital stock and the total return of the Puritan Fund. The company pays a variable interest rate and receives the equity returns under these instruments. The notional value of the equity swap contracts, which mature in 2006, was $49 at October 30, 2005. These instruments are not designated as accounting hedges. Gains and losses are recorded in the Statements of Earnings. The fair value of these contracts at October 30, 2005 was not material.

(i)	Restructuring

A restructuring charge of $32 ($22 after tax) was recorded in the fourth quarter 2004 for severance and employee benefit costs associated with a worldwide reduction in workforce and with the implementation of a sales and logistics realignment in Australia. These programs are part of cost savings initiatives designed to improve the company’s operating margins and asset utilization. Approximately 400 positions were eliminated under the reduction in workforce program, resulting in a restructuring charge of $23. The reductions represented the elimination of layers of management, elimination of redundant positions due to the realignment of operations in North America, and reorganization of the U.S. sales force. The majority of the terminations occurred in the fourth quarter 2004.

The sales and logistics realignment in Australia involves the conversion of a direct store delivery system to a central warehouse system, outsourcing of warehouse operations, and the consolidation of the field sales organization. As a result of this program, over 200 positions will be eliminated. A restructuring charge of $9 was recorded for this program. The majority of the terminations occurred in 2005.

A summary of restructuring reserves at October 30, 2005 and related activity is as follows:

	Accrued		Accrued
	Balance at	Cash	Balance at
	July 31, 2005	Payments	October 30, 2005
Severance pay and benefits	$4	(1)	$3
(j)	Pension and Postretirement Medical Benefits:

The company sponsors certain defined benefit plans and postretirement medical benefit plans for employees. Components of benefit expense were as follows:

Three Months Ended	Pension		Postretirement
	Oct. 30, 2005	Oct. 31, 2004	Oct. 30, 2005	Oct. 31, 2004
Service cost	$14	$14	$1	$1
Interest cost	28	28	5	5
Expected return on plan assets	(41)	(39)	—	—
Amortization of prior service cost	1	2	(1)	(2)
Recognized net actuarial loss	11	6	1	—

Net periodic benefit expense	$13	$11	$6	$4

In the first quarter 2006, the company made a $35 voluntary contribution to a U.S. pension plan. Additional contributions to the U.S. pension plans are not expected this fiscal year. Contributions of $3 were made to the non-U.S. plans as of October 30, 2005.

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
Following a trial on the merits, on September 13, 2005, the District Court issued Post-Trial Findings of Fact and Conclusions of Law, ruling in favor of the company and against VFB on all claims. The Court ruled that VFB failed to prove that the spinoff was a constructive or actual fraudulent transfer. The Court also rejected VFB’s claim of breach of fiduciary duty, VFB’s claim that VFI was an alter ego of the company, and VFB’s claim that the spinoff should be deemed an illegal dividend. On November 1, 2005, VFB appealed the decision to the United States Court of Appeals for the Third Circuit. While the ultimate disposition of complex litigation is inherently difficult to access, the company continues to believe this action is without merit and is defending the case vigorously.

The company received an Examination Report from the Internal Revenue Service (IRS) on December 23, 2002, which included a challenge to the treatment of gains and interest deductions claimed in the company’s fiscal 1995 federal income tax return, relating to transactions involving government securities. If the proposed adjustment had been upheld, it would have required the company to pay a net amount of over $100 in taxes, accumulated interest and penalties. The company had maintained a reserve for a portion of this contingency. In November 2005, the company negotiated a settlement of this matter with the IRS. As a result of the settlement, the company adjusted tax reserves and recorded a $47 tax benefit. In addition, the company reduced interest expense and accrued interest payable by $21 and adjusted deferred tax expense by $8 ($13 after tax). The aggregate non-cash impact of the settlement on net earnings was $60, or $.14 per share. The settlement will not have a material impact on the company’s consolidated cash flow.

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

(l)	Supplemental Cash Flow Information

Other cash used in operating activities for the three month periods is comprised of the following:

	October 30, 2005	October 31, 2004
Payments for hedging activities	$(1)	$(19)
Benefit related payments	(8)	(8)
Other	1	—

	$(8)	$(27)

(m)	Recently Issued Accounting Pronouncements

In November 2004, SFAS No. 151 “Inventory Costs — an amendment of ARB No. 43, Chapter 4” was issued. SFAS No. 151 is the result of efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and spoilage to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the financial statements.

In October 2004, the American Jobs Creation Act (the AJCA) was signed into law. The AJCA provides for a deduction of 85% of certain non-U.S. earnings that are repatriated, as defined by the AJCA, and a phased-in tax deduction related to profits from domestic manufacturing activities. In December 2004, the FASB issued FASB Staff Position FAS 109-1 and 109-2 to address the accounting and disclosure requirements related to the AJCA. In the first quarter of 2006, the company finalized its plan to repatriate earnings from non-U.S. subsidiaries and as a result recorded incremental tax expense of $8 associated with $225 in dividends. The total amount expected to be repatriated under the AJCA is $425 and the related tax cost is $15. In 2005, the company recorded $7 in tax expense for $200 of the earnings to be repatriated.

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
(n)	Share Repurchase Plan

In November 2005, the company announced that the Board of Directors authorized the purchase of up to $600 of company stock through fiscal 2008. In addition, the company announced that it will continue to purchase shares, under separate authorization, to offset the impact of dilution from shares issued under incentive compensation plans.

ITEM 2.
CAMPBELL SOUP COMPANY CONSOLIDATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Results of Operations
Overview
The company reported net earnings of $302 million for the first quarter ended October 30, 2005, versus $230 million in the comparable quarter a year ago. Earnings per share were $.73, compared to $.56 a year ago. (All earnings per share amounts included in Management’s Discussion and Analysis are presented on a diluted basis.) Net sales increased 1% to $2.110 billion from $2.091 billion last year. Net earnings and earnings per share were impacted by the following items:
•	As of August 1, 2005, the company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS No. 123R). Under SFAS No. 123R, compensation expense is to be recognized for all stock-based awards, including stock options. Had all stock-based compensation been expensed in the year-ago quarter, net earnings would have been $224 million and earnings per share would have been $.54 (See Note (b) to the Consolidated Financial Statements);

•	In 2006, the company recorded a non-cash tax benefit of $47 million resulting from the favorable resolution of a U.S. tax contingency related to transactions in government securities in a prior period. In addition, the company reduced interest expense and accrued interest payable by $21 million and adjusted deferred tax expense by $8 million ($13 million after tax). The aggregate non-cash impact of the settlement on net earnings was $60 million, or $.14 per share. (See Note (k) to the Consolidated Financial Statements);

•	In 2006, a $13 million pre-tax gain was recognized due to a change in the method of accounting for certain U.S. inventories from the LIFO method to the average cost method. The impact on net earnings was $8 million, or $.02 per share. Prior periods were not restated since the impact of the change on previously issued financial statements was not considered material. (See Note (g) to the Consolidated Financial Statements); and

•	In 2006, incremental tax expense of $8 million, or $.02 per share, was recognized associated with one-time incremental dividends of $225 million as the company finalized its plan in the first quarter to repatriate earnings from non-U.S. subsidiaries under the provisions of the American Jobs Creation Act (the AJCA).

In addition, current year earnings were favorably impacted by a higher gross margin, partially offset by an increase in administrative costs.
FIRST QUARTER
Sales
An analysis of net sales by reportable segment follows:

	(millions)
	2006	2005	% Change
U.S. Soup, Sauces and Beverages	$970	$994	(2)%
Baking and Snacking	458	449	2
International Soup and Sauces	420	416	1
Other	262	232	13

	$2,110	$2,091	1%

An analysis of percent change of net sales by reportable segment follows:

	U.S. Soup,	Baking	International
	Sauces and	and	Soup and
	Beverages	Snacking	Sauces	Other	Total
Volume and Mix	(7)%	(2)%	—%	10%	(3)%
Price and Sales Allowances	5	3	—	3	4
Increased Promotional Spending[1]	—	(1)	—	—	(1)
Currency	—	2	1	—	1

	(2)%	2%	1%	13%	1%

[1]	Represents revenue reductions from trade promotion and consumer coupon redemption programs.
In U.S. Soup, Sauces and Beverages, total U.S. soup sales declined 6%. Ready-to-serve soup sales declined 17% following a strong quarter a year ago when sales increased 18%. Condensed soup sales increased 1% and broth increased 9%. In ready-to-serve soup, Campbell’s Chunky soups were the primary driver of the decline as the business was adversely affected by a change in promotional activity in comparison to the year-ago period in which aggressive discounting drove significantly higher volume. In addition, the discontinuance of Campbell’s Kitchen Classics soups contributed to the decline. Campbell’s Select soup sales increased in the quarter, driven by the introduction of Campbell’s Select Gold Label soups. Sales of microwaveable soups increased in the quarter driven by the introduction of Campbell’s ready-to-serve Chicken Noodle, Tomato and Vegetable soups in bowls. The condensed soup increase, driven by gains in both eating and cooking varieties, follows a 10% increase in the year-ago period as the brand continued to benefit from the gravity-feed shelving systems in retail stores, more effective advertising and higher prices. Swanson broth sales increased due to growth in cooking usage and consumers’ growing preference for aseptically-packaged broth. In other parts of the business, V8 vegetable juice sales grew double-digits as the business benefited from new and more effective advertising. Campbell’s Chunky chili canned sales declined in comparison to the year-ago period when the product was launched, partially offset by gains from the launch of chili varieties in microwaveable bowls. Campbell’s SpaghettiOs pasta sales increased as consumers continue to respond to the transition from the Franco-American brand to the Campbell’s brand and to new advertising. Sales of Prego pasta sauces declined due to high levels of competitive activity, while sales of Pace Mexican sauces increased primarily due to new and more effective advertising.
In Baking and Snacking, Pepperidge Farm sales increased as fresh bakery and cookies and crackers growth was partially offset by declines in frozen products. Sales growth of Pepperidge Farm fresh bread and bakery products was driven by breakfast and sandwich items, highlighted by the continued success of English muffins, whole grain and Farmhouse breads, and sandwich rolls. Pepperidge Farm cookies and cracker sales increased, primarily due to solid performance of Pepperidge Farm Chocolate Chunk cookies, as well as gains in Distinctive Crackers. Sales of Pepperidge Farm Goldfish snack crackers were up slightly. Arnott’s sales increased versus a year ago due to favorable currency and gains on Arnott’s two biggest icon brands, Shapes and Tim Tams.
In International Soup and Sauces, sales increased due to the favorable impact of currency. Sales in Europe declined due to weakness in the U.K. business and the unfavorable impact of currency. In Asia Pacific, sales increased significantly driven by continued growth in soup and beverages in Australia. The Canadian business reported strong sales results behind gains in condensed and ready-to-serve soups and broth, as well as the favorable impact of currency.
In Other, sales grew double-digits at Godiva Chocolatier primarily due to product innovation and refurbished stores. Away From Home delivered strong sales growth, led by premium refrigerated soups. Gains in both frozen and canned soups and bakery products also contributed to growth.
Gross Margin
Gross margin, defined as net sales less cost of products sold, increased $36 million. As a percent of sales, gross margin increased from 40.5% in 2005 to 41.8% in 2006. The percentage increase was due to productivity improvements (approximately 1.8 percentage points), higher selling prices (approximately 2.1 percentage points) and a change in method of accounting for inventory (approximately 0.6 percentage points), partially offset by the impact of cost inflation and other factors (approximately 2.8 percentage points), higher trade and consumer promotion (approximately 0.3 percentage points) and higher stock-based compensation expense recognized under SFAS No. 123R (0.1 percentage points).

Marketing and Selling Expenses
Marketing and selling expenses increased 2% in 2006 as a result of higher selling expenses. As a percent of sales, Marketing and selling expenses were 15% in 2006 and 2005.
Administrative Expenses
Administrative expenses increased by $9 million, or 7%, due primarily to higher stock-based compensation expense recognized under SFAS No. 123R (approximately 4 percentage points) and costs associated with the ongoing implementation of the SAP enterprise-resource planning system in North America (approximately 3 percentage points).
Operating Earnings
Segment operating earnings increased 5% from the prior year.
An analysis of operating earnings by reportable segment follows:

	(millions)
	2006	2005	% Change
U.S. Soup, Sauces and Beverages	$288	$275	5%
Baking and Snacking	50	46	9
International Soup and Sauces	55	55	—
Other	26	22	18

Subtotal	419	398	5
Corporate	(18)	(17)

	$401	$381	5%

Earnings from U.S. Soup, Sauces and Beverages increased 5%. The 2006 results included an $8 million benefit from the change in the method of accounting for inventory. The 2005 results would have been $1 million lower had all stock-based awards been expensed. The remaining increase in 2006 was due to higher selling prices and productivity gains, which more than offset the impact of lower sales volume and cost inflation.
Earnings from Baking and Snacking increased 9%. The 2006 results included a $5 million benefit from the change in the method of accounting for inventory. The 2005 results would have been $2 million lower had all stock-based awards been expensed. The remaining increase in 2006 was due to higher earnings at Arnott’s and the favorable impact of currency, partially offset by a decline in Pepperidge Farm due to a higher level of marketing expense.
Earnings from International Soup and Sauces were flat with the prior year as growth in Canada and the favorable impact of currency were offset by declines in Europe and Latin

America. The 2005 results would have been $1 million lower had all stock-based awards been expensed.
Earnings from Other increased 18% due primarily to strong sales growth and margin improvements in the Away From Home business. The 2005 results would have been $1 million lower had all stock-based awards been expensed.
Corporate expenses increased $1 million due to higher stock-based compensation expense recognized under SFAS No. 123R, partially offset by lower costs associated with ongoing litigation.
Nonoperating Items
Interest expense decreased to $26 million from $44 million in the prior year, primarily due to a non-cash reduction of $21 million related to the favorable settlement of a U.S. tax contingency, partially offset by higher interest rates.
The effective tax rate for the quarter was 19.5% for 2006. The effective rate for the year-ago quarter was 31.8%. The lower tax rate was due to a net non-cash tax benefit of $39 million recorded in the current year resulting from the favorable resolution of a U.S. tax contingency, tax planning strategies and favorable resolution of tax audits, partially offset by $8 million incremental expense associated with the repatriation of non-U.S. earnings under the AJCA.
Restructuring Program
A restructuring charge of $32 million ($22 million after tax) was recorded in the fourth quarter 2004 for severance and employee benefit costs associated with a worldwide reduction in workforce and with the implementation of a sales and logistics realignment in Australia. These programs are part of cost savings initiatives designed to improve the company’s operating margins and asset utilization. Approximately 400 positions were eliminated under the reduction in workforce program, resulting in a restructuring charge of $23 million. The reductions represented the elimination of layers of management, elimination of redundant positions due to the realignment of operations in North America, and reorganization of the U.S. sales force. The majority of the terminations occurred in the fourth quarter of 2004. Annual pre-tax savings from the reduction are expected to be approximately $40 million.
The sales and logistics realignment in Australia involves the conversion of a direct store delivery system to a central warehouse system, outsourcing of warehouse operations, and the consolidation of the field sales organization. A restructuring charge of $9 million was recorded for this program. As a result of this program, over 200 positions will be eliminated. The majority of the terminations occurred in 2005. Annual pre-tax benefits are expected to be approximately $10 — $15 million beginning in 2008. See Note (i) to the Consolidated Financial Statements for further discussion of these programs.

Liquidity and Capital Resources
The company generated cash from operations of $113 million compared to $64 million last year. The increase in cash flow reflects lower cash settlements related to foreign currency hedging transactions that are reflected in Other, lower increases in working capital, and an increase in earnings.
Capital expenditures were $38 million compared to $47 million a year ago. Capital expenditures are expected to be approximately $360 million in 2006.
Excluding shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares, the company did not repurchase any shares in the quarter ended October 30, 2005 and repurchased 165,000 shares in the quarter ended October 31, 2004 at a cost of $4 million. On November 21, 2005, the company announced that the Board of Directors authorized the purchase of up to $600 million of company stock through fiscal 2008. The company also expects to continue to repurchase sufficient shares over time to offset the impact of dilution from shares issued under the company’s stock compensation plans. See “Unregistered Sales of Equity Securities and Use of Proceeds” for more information.
At October 30, 2005, the company had approximately $751 million of notes payable due within one year and $33 million of standby letters of credit issued on behalf of the company. The company maintains $1.5 billion of committed revolving credit facilities, which remain unused at October 30, 2005, except for $4 million of standby letters of credit issued on behalf of the company. Another $29 million of standby letters of credit were issued on behalf of the company under a separate facility. The company is in compliance with the covenants contained in its revolving credit facilities and debt securities.
The company believes that foreseeable liquidity and capital resource requirements are expected to be met through anticipated cash flows from operations, management of working capital, long-term borrowings, and short-term borrowings, including commercial paper. The company believes that its sources of financing are adequate to meet its future liquidity and capital resource requirements. The cost and terms of any future financing arrangements depend on the market conditions and the company’s financial position at that time.
Significant Accounting Estimates
The consolidated financial statements of the company are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. The significant accounting policies of the company are described in Note 1 to the Consolidated Financial Statements and the significant accounting estimates are described in Management’s Discussion and Analysis included in the 2005 Annual Report on Form 10-K. The company adopted SFAS No.

123R as described in Note (b) and changed the method of accounting for certain inventories as described in Note (g). The impact of new accounting standards is discussed in the following section. There have been no other changes in the company’s accounting policies in the current period that had a material impact on the company’s consolidated financial condition or results of operation.
Recently Issued Accounting Pronouncements
In November 2004, SFAS No. 151 “Inventory Costs — an amendment of ARB No. 43, Chapter 4” was issued. SFAS No. 151 is the result of efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and spoilage to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the financial statements.
In October 2004, the AJCA was signed into law. The AJCA provides for a deduction of 85% of certain non-U.S. earnings that are repatriated, as defined by the AJCA, and a phased-in tax deduction related to profits from domestic manufacturing activities. In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 109-1 and 109-2 to address the accounting and disclosure requirements related to the AJCA. In the first quarter of 2006, the company finalized its plan to repatriate earnings from non-U.S. subsidiaries and as a result recorded incremental tax expense of $8 million associated with $225 million in dividends. The total amount expected to be repatriated under the AJCA is $425 million and the related tax cost is $15 million. In 2005, the company recorded $7 million in tax expense for $200 million of the earnings to be repatriated.
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

Recent Developments
On November 21, 2005, the company announced results for the first quarter 2006 and commented on the outlook for earnings per share for the full year. The company also announced that the Board of Directors authorized the purchase of up to $600 million of company stock through fiscal 2008.
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
The company wishes to caution the reader that the following important factors and those important factors described in other Securities and Exchange Commission filings of the company, or in the company’s 2005 Annual Report on Form 10-K, could affect the company’s actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, the company:
•	the impact of strong competitive response to the company’s efforts to leverage its brand power with product innovation, promotional programs and new advertising, and of changes in consumer demand for the company’s products;

•	the risks in the marketplace associated with trade and consumer acceptance of product improvements, shelving initiatives and new product introductions;

•	the company’s ability to achieve sales and earnings forecasts, which are based on assumptions about sales volume and product mix, and the impact of marketing and pricing actions;

•	the company’s ability to realize projected cost savings and benefits, including those contemplated by restructuring programs and other cost-savings initiatives;

•	the company’s ability to successfully manage changes to its business processes, including selling, distribution, production capacity, information management systems and the integration of acquisitions;

•	the increased significance of certain of the company’s key trade customers;

•	the difficulty of predicting changes in customer inventory levels and access to shelf space;

•	the impact of fluctuations in the supply and cost of energy and raw materials;

•	the uncertainties of litigation described from time to time in the company’s Securities and Exchange Commission filings;

•	the impact of changes in currency exchange rates, tax rates, interest rates, equity markets, inflation rates, recession and other external factors; and

•	the impact of unforeseen business disruptions in one or more of the company’s markets due to political instability, civil disobedience, armed hostilities, natural disasters or other calamities.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding the company’s exposure to certain market risk, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the 2005 Annual Report on Form 10-K. There have been no significant changes in the company’s portfolio of financial instruments or market risk exposures from the fiscal 2005 year-end.

ITEM 4. CONTROLS AND PROCEDURES
a.	Evaluation of Disclosure Controls and Procedures

The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 30, 2005 (the “Evaluation Date”). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective, and are reasonably designed to ensure that all material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

b.	Changes in Internal Controls

During the quarter ended October 30, 2005, except as described below, there were no changes in the company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. During the quarter ended October 2005, the company implemented a new order-to-cash system for its Australian biscuit business. This implementation is part of the previously announced conversion of the Australian business from a direct store delivery system to a central warehouse system. The new order-to-cash system resulted in changes to selected controls in the customer service, sales invoicing and accounts receivable processes.

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
Following a trial on the merits, on September 13, 2005, the District Court issued Post-Trial Findings of Fact and Conclusions of Law, ruling in favor of the company and against VFB on all claims. The Court ruled that VFB failed to prove that the spinoff was a constructive or actual fraudulent transfer. The Court also rejected VFB’s claim of breach of fiduciary duty, VFB’s claim that VFI was an alter ego of the company, and VFB’s claim that the spinoff should be deemed an illegal dividend. On November 1, 2005, VFB appealed the decision to the United States Court of Appeals for the Third Circuit. While the ultimate disposition of complex litigation is inherently difficult to assess, the company continues to believe this action is without merit and is defending the case vigorously.
As previously reported, the company received an Examination Report from the Internal Revenue Service (“IRS”) on December 23, 2002, which included a challenge to the treatment of gains and interest deductions claimed in the company’s fiscal 1995 federal income tax return, relating to transactions involving government securities. If the proposed adjustment had been upheld, it would have required the company to pay a net amount of over $100 million in taxes, accumulated interest, and penalties. In November 2005, the company negotiated a settlement of this matter with the IRS. For a discussion of the impact of this settlement on the company and its financial results, see Note (k) to the Consolidated Financial Statements.

Although the results of these matters cannot be predicted with certainty, in management’s opinion, the final outcome of these legal proceedings and claims and tax issues will not have a material adverse effect on the consolidated results of operations or financial condition of the company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

					Total Number of	Maximum Number
					Shares Purchased	of Shares that May
	Total Number		Average		as Part of Publicly	Yet Be Purchased
	of Shares		Price Paid		Announced Plans	Under the Plans
Period	Purchased(1)		Per Share(2)		or Programs(3)	or Programs(3)
8/1/05 - 8/31/05	156,572	(4)	$30.85	(4)	0	0
9/1/05 - 9/30/05	2,029	(4)	$30.80	(4)	0	0
10/1/05 - 10/30/05	1,682	(4)	$29.14	(4)	0	0
Total	160,283	(4)	$30.83	(4)	0	0

(1)	During the period ended October 30, 2005, the company repurchased shares of capital stock that were owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted shares. All of these shares were purchased at the closing price of the company’s shares on the date of vesting. None of these transactions were made pursuant to a publicly announced repurchase plan or program.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)	As previously disclosed on November 21, 2005, subsequent to the end of the first quarter of fiscal 2006, the company announced that its Board of Directors authorized the purchase of up to $600 million of company capital stock on the open market or through privately negotiated transactions through the end of fiscal 2008. In addition, the company will continue to purchase shares, under separate authorization, as part of its practice of buying back shares sufficient to offset shares issued under incentive compensation plans.

(4)	Represents shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares.

ITEM 6. EXHIBITS

3(i)	Campbell’s By-Laws, as amended through November 18, 2005, were filed with a company Form 8-K on September 26, 2005, and are incorporated herein by reference.

10(a)	Compensation arrangements relating to the company’s executive officers and members of the company’s Board of Directors were described in a company Form 8-K filed on September 27, 2005, and such description is incorporated herein by reference.

18	Letter from independent registered public accounting firm regarding change in accounting principle.

31(i)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(ii)	Certification of Robert A. Schiffner pursuant to Rule 13a-14(a).

32(i)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(ii)	Certification of Robert A. Schiffner pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL SOUP COMPANY

Date: December 7, 2005	By:	/s/ Robert A. Schiffner

Robert A. Schiffner Senior Vice President and Chief Financial Officer

	By:	/s/ Ellen Oran Kaden

Ellen Oran Kaden Senior Vice President – Law and Government Affairs

INDEX TO EXHIBITS
Exhibits

3(i)	Campbell’s By-Laws, as amended through November 18, 2005, were filed with a company Form 8-K on September 26, 2005, and are incorporated herein by reference.

10(a)	Compensation arrangements relating to the company’s executive officers and members of the company’s Board of Directors were described in a company Form 8-K filed on September 27, 2005, and such description is incorporated herein by reference.

18	Letter from independent registered public accounting firm regarding change in accounting principle.

31(i)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(ii)	Certification of Robert A. Schiffner pursuant to Rule 13a-14(a).

32(i)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(ii)	Certification of Robert A. Schiffner pursuant to 18 U.S.C. Section 1350.