Form 10-Q
period 2006-01-29
CAMPBELL SOUP CO
filed 2006-03-08
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 29, 2006	Commission File Number 1-3822

New Jersey State of Incorporation	21-0419870 I.R.S. Employer Identification No.
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b - 2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b - 2 of the Securities Exchange Act of 1934).
Yes ☐ No ☑
There were 409,521,554 shares of Capital Stock outstanding as of March 1, 2006.

PART I.
ITEM 1. FINANCIAL INFORMATION
CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Six Months Ended
	January 29,	January 30,	January 29,	January 30,
	2006	2005	2006	2005
Net sales	$2,281	$2,223	$4,391	$4,314

Costs and expenses
Cost of products sold	1,334	1,321	2,562	2,566
Marketing and selling expenses	364	362	684	676
Administrative expenses	156	129	294	258
Research and development expenses	24	24	48	44
Other income	—	(2)	(1)	—

Total costs and expenses	1,878	1,834	3,587	3,544

Earnings before interest and taxes	403	389	804	770
Interest, net	43	45	69	89

Earnings before taxes	360	344	735	681
Taxes on earnings	106	109	179	216

Net earnings	$254	$235	$556	$465

Per share — basic
Net earnings	$.62	$.57	$1.36	$1.14

Dividends	$.18	$.17	$.36	$.34

Weighted average shares outstanding — basic	408	409	409	409

Per share — assuming dilution
Net earnings	$.61	$.57	$1.34	$1.13

Weighted average shares outstanding — assuming dilution	414	414	414	413

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Balance Sheets
(unaudited)
(millions, except per share amounts)

	January 29,	July 31,
	2006	2005
Current assets
Cash and cash equivalents	$267	$40
Accounts receivable	719	509
Inventories	755	782
Other current assets	173	181

Total current assets	1,914	1,512

Plant assets, net of depreciation	1,940	1,987
Goodwill	1,950	1,950
Other intangible assets, net of amortization	1,061	1,059
Other assets	281	268

Total assets	$7,146	$6,776

Current liabilities
Notes payable	$687	$451
Payable to suppliers and others	679	624
Accrued liabilities	627	606
Dividend payable	74	70
Accrued income taxes	236	251

Total current liabilities	2,303	2,002

Long-term debt	2,219	2,542
Nonpension postretirement benefits	277	278
Other liabilities, including deferred income taxes of $356 and $342	726	684

Total liabilities	5,525	5,506

Shareowners’ equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20
Additional paid-in capital	341	236
Earnings retained in the business	6,477	6,069
Capital stock in treasury, at cost	(4,996)	(4,832)
Accumulated other comprehensive loss	(221)	(223)

Total shareowners’ equity	1,621	1,270

Total liabilities and shareowners’ equity	$7,146	$6,776

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Cash Flows
(unaudited)
(millions)

	Six Months Ended
	January 29,	January 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$556	$465
Non-cash charges to net earnings
Change in accounting method (Note g)	(8)	—
Stock-based compensation	41	12
Resolution of tax contingency (Note k)	(60)	—
Depreciation and amortization	137	136
Deferred income taxes	2	4
Other, net	43	34
Changes in working capital
Accounts receivable	(209)	(203)
Inventories	42	56
Prepaid assets	9	(2)
Accounts payable and accrued liabilities	152	78
Pension fund contributions	(41)	(47)
Other	(15)	(33)

Net cash provided by operating activities	649	500

Cash flows from investing activities:
Purchases of plant assets	(85)	(104)
Sales of plant assets	1	8

Net cash used in investing activities	(84)	(96)

Cash flows from financing activities:
Net short-term repayments	(105)	(273)
Dividends paid	(144)	(135)
Treasury stock purchases	(127)	(4)
Treasury stock issuances	38	26
Other	1	—

Net cash used in financing activities	(337)	(386)

Effect of exchange rate changes on cash	(1)	1

Net change in cash and cash equivalents	227	19
Cash and cash equivalents — beginning of period	40	32

Cash and cash equivalents — end of period	$267	$51

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Shareowners’ Equity
(unaudited)
(millions, except per share amounts)

	Capital Stock					Earnings	Accumulated
	Issued		In Treasury		Additional	Retained	Other	Total
					Paid-in	in the	Comprehensive	Shareowners'
	Shares	Amount	Shares	Amount	Capital	Business	Income (Loss)	Equity

Balance at August 1, 2004	542	$20	(134)	$(4,848)	$264	$5,642	$(204)	$874

Comprehensive income (loss)
Net earnings						465		465
Foreign currency translation adjustments							118	118
Cash-flow hedges, net of tax							(11)	(11)
Minimum pension liability, net of tax							(1)	(1)

Other comprehensive income							106	106

Total comprehensive income								571

Dividends ($.34 per share)						(140)		(140)
Treasury stock purchased			—	(4)				(4)
Treasury stock issued under management incentive and stock option plans			1	72	(34)			38

Balance at January 30, 2005	542	$20	(133)	$(4,780)	$230	$5,967	$(98)	$1,339

Balance at July 31, 2005	542	$20	(134)	$(4,832)	$236	$6,069	$(223)	$1,270

Comprehensive income (loss)
Net earnings						556		556
Foreign currency translation adjustments							3	3
Cash-flow hedges, net of tax							1	1
Minimum pension liability, net of tax							(2)	(2)

Other comprehensive income							2	2

Total comprehensive income								558

Dividends ($.36 per share)						(148)		(148)
Treasury stock purchased			(4)	(127)				(127)
Treasury stock issued under management incentive and stock option plans			1	(37)	105			68

Balance at January 29, 2006	542	$20	(137)	$(4,996)	$341	$6,477	$(221)	$1,621

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

Prior to August 1, 2005, the company accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, no compensation expense had been recognized for stock options since all options granted had an exercise price equal to the market value of the underlying stock on the grant date. SFAS No. 123R was adopted using the modified prospective transition method. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption. Prior periods have not been restated. Total pre-tax stock-based compensation recognized in the Statements of Earnings was $27 and $7 for the second quarter ended January 29, 2006 and January 30, 2005, respectively. Tax related benefits of $10 and $3 were also recognized for the second quarter of 2006 and 2005, respectively. Total pre-tax stock-based compensation recognized in the Statements of Earnings was $41 and $12 for the six months ended January 29, 2006 and January 30, 2005, respectively. Tax related benefits of $15 and $5 were also recognized for the six months of 2006 and 2005, respectively. Amounts recorded in fiscal 2005 primarily represent expenses related to restricted stock awards since no expense was recognized for stock options. Cash received from the exercise of stock options was $38 and $26 for the six months ended January 29, 2006 and January 30, 2005, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

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

	Three Months Ended	Six Months Ended
	Jan. 30, 2005	Jan. 30, 2005
Net earnings, as reported	$235	$465
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects [1]	4	7
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12)	(21)

Pro forma net earnings	$227	$451

Earnings per share:
Basic-as reported	$.57	$1.14

Basic-pro forma	$.56	$1.10

Diluted-as reported	$.57	$1.13

Diluted-pro forma	$.55	$1.09

1 Represents restricted stock expense.
The following table summarizes stock option activity as of January 29, 2006:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
(options in thousands)	Options	Exercise Price	Contractual Life	Value

Outstanding at July 31, 2005	39,548	$27.85
Granted	212	$29.82
Exercised	(1,457)	$25.94
Terminated	(490)	$27.91

Outstanding at January 29, 2006	37,813	$28.01	6.0	$75

Exercisable at January 29, 2006	28,778	$28.43	5.3	$45

The total intrinsic value of options exercised during the six months ended January 29, 2006 was $6. As of January 29, 2006 total remaining unearned compensation related to unvested stock options was $35, which will be amortized over the weighted-average remaining service period of 1.1 years. The company measures the fair value of stock options using the Black-Scholes option pricing model. The Black-Scholes value of options granted in 2006 was $6.30.

The following table summarizes time-lapse restricted stock and EPS performance restricted stock as of January 29, 2006:

		Weighted-Average
		Grant-Date
(restricted stock in thousands)	Shares	Fair Value

Nonvested at July 31, 2005	2,447	$26.51
Granted	1,681	$29.35
Vested	(44)	$24.57
Forfeited	(170)	$27.25

Nonvested at January 29, 2006	3,914	$27.72

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

As of January 29, 2006, total remaining unearned compensation related to nonvested time-lapse restricted stock and EPS performance restricted stock was $64, which will be amortized over the weighted-average remaining service period of 2.2 years. The fair value of restricted stock vested during the six months ended January 29, 2006 was $1.

In 2006, the company granted approximately 1.7 million shares of TSR performance restricted stock with a grant-date fair value of $28.73. Approximately 1.6 million shares were outstanding at January 29, 2006. The fair value of TSR performance restricted stock is estimated at the grant date using a Monte Carlo simulation. Expense is recognized on a straight-line basis over the service period. As of January 29, 2006 total remaining unearned compensation related to TSR performance restricted stock was $38, which will be amortized over the weighted-average remaining service period of 2.7 years.

Employees can elect to defer all types of restricted stock awards. These awards are classified as liabilities because of the possibility that they may be settled in cash. The fair value is adjusted quarterly.

Prior to the adoption of SFAS No. 123R, the company presented the tax benefits of deductions resulting from the exercise of stock options as cash flows from operating activities in the Consolidated Statements of Cash Flows. SFAS No. 123R requires the cash flows from the excess tax benefits the company realizes on the exercise of stock options to be presented as cash flows from financing activities. The excess tax benefits on the exercise of stock options presented as cash flows from financing activities in the six month period ended January 29, 2006 and as cash flows from operating activities in the six month period ended January 30, 2005 were not material.

(c)	Goodwill and Intangible Assets

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	January 29, 2006		July 31, 2005
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization[1]:
Trademarks	$6	$(5)	$6	$(4)
Other	17	(7)	17	(7)

Total	$23	$(12)	$23	$(11)

Intangible assets not subject to amortization:
Trademarks	$1,044		$1,042
Pension	3		3
Other	3		2

Total	$1,050		$1,047

1 Amortization related to these assets was approximately $1 for the six-month periods ended January 29, 2006 and January 30, 2005. The estimated aggregated amortization expense for each of the five succeeding fiscal years is less than $2 per year. Asset useful lives range from five to thirty-four years.

Changes in the carrying amount for goodwill for the period ended January 29, 2006 are as follows:

	U.S. Soup,
	Sauces and	Baking and	International
	Beverages	Snacking	Soup and Sauces	Other	Total
Balance at July 31, 2005	$428	$602	$769	$151	$1,950
Foreign currency translation adjustment	—	(6)	6	—	—

Balance at January 29, 2006	$428	$596	$775	$151	$1,950

(d)	Comprehensive Income

Total comprehensive income comprises net earnings, net foreign currency translation adjustments, minimum pension liability adjustments, and net unrealized gains (losses) on cash-flow hedges.

Total comprehensive income for the three months ended January 29, 2006 and January 30, 2005, was $265 and $261, respectively. Total comprehensive income for the six months ended January 29, 2006 and January 30, 2005, was $558 and $571, respectively.

The components of Accumulated other comprehensive loss consisted of the following:

	January 29,	January 30,
	2006	2005
Foreign currency translation adjustments	$38	$111
Cash-flow hedges, net of tax	(19)	(12)
Minimum pension liability, net of tax[1]	(240)	(197)

Total Accumulated other comprehensive loss	$(221)	$(98)

1 Includes a tax benefit of $141 as of January 29, 2006 and $112 as of January 30, 2005.
(e)	Earnings Per Share

For the periods presented in the Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and restricted stock programs, except when such effect would be antidilutive. Stock options to purchase 6 million and 11 million shares of capital stock for the three-month periods ended January 29, 2006 and January 30, 2005, respectively, and 6 million and 17 million shares of capital stock for the six-month periods ended January 29, 2006 and January 30, 2005, respectively, were not included in the calculation of diluted earnings per share because the exercise price of the stock options exceeded the average market price of the capital stock and therefore, the effect would be antidilutive.

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

January 29, 2006

		Earnings	Depreciation
		Before Interest	and	Capital
Three Months Ended	Net Sales	and Taxes	Amortization	Expenditures
U.S. Soup, Sauces and Beverages	$1,018	$242	$22	$10
Baking and Snacking	429	40	20	10
International Soup and Sauces	483	81	12	6
Other	351	69	7	14
Corporate[1]	—	(29)	7	7

Total	$2,281	$403	$68	$47

		Earnings	Depreciation
		Before Interest	and	Capital
Six Months Ended	Net Sales	and Taxes[2]	Amortization	Expenditures
U.S. Soup, Sauces and Beverages	$1,988	$530	$43	$19
Baking and Snacking	887	90	42	16
International Soup and Sauces	903	136	25	13
Other	613	95	14	22
Corporate [1]	—	(47)	13	15

Total	$4,391	$804	$137	$85

January 30, 2005

		Earnings	Depreciation
		Before Interest	and	Capital
Three Months Ended	Net Sales	and Taxes	Amortization	Expenditures
U.S. Soup, Sauces and Beverages	$956	$216	$22	$21
Baking and Snacking	433	47	22	17
International Soup and Sauces	502	70	10	12
Other	332	72	8	2
Corporate [1]	—	(16)	6	5

Total	$2,223	$389	$68	$57

		Earnings	Depreciation
		Before Interest	and	Capital
Six Months Ended	Net Sales	and Taxes	Amortization	Expenditures
U.S. Soup, Sauces and Beverages	$1,950	$491	$42	$38
Baking and Snacking	882	93	42	25
International Soup and Sauces	918	125	25	18
Other	564	94	14	7
Corporate [1]	—	(33)	13	16

Total	$4,314	$770	$136	$104

[1]	Represents unallocated corporate expenses.

[2]	Contributions to earnings before interest and taxes by segment include the effect of a $13 benefit due to a change in the method of accounting for certain U.S. inventories from the LIFO method to the average cost method as follows: U.S. Soup, Sauces and Beverages — $8 and Baking and Snacking — $5.

(g)	Inventories

	January 29, 2006	July 31, 2005
Raw materials, containers and supplies	$254	$297
Finished products	501	498
Less: Adjustment to LIFO valuation method	—	(13)

	$755	$782

As of August 1, 2005, the company changed the method of accounting for certain U.S. inventories from the last in, first out (LIFO) method to the average cost method. Approximately 55% of inventory in 2005 was accounted for on the LIFO method of determining cost.

The company believes that the average cost method of accounting for U.S. inventories is preferable and will improve financial reporting by better matching revenues and expenses as average cost reflects the physical flow of inventory and current cost. In addition, the change from LIFO to average cost will enhance the comparability of the company’s financial statements with peer companies since the average cost method is consistent with methods used in the industry. The company does not use the LIFO valuation method for tax purposes. The impact of the change was a pre-tax $13 benefit ($8 after tax or $.02 per share) recorded in the first quarter. Prior periods were not restated since the impact of the change on previously issued financial statements was not considered material.

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

Fixed-to-variable interest rate swaps are accounted for as fair-value hedges. Gains and losses on these instruments are recorded in earnings as adjustments to interest expense, offsetting gains and losses on the hedged item. The notional amounts of all outstanding fair-value interest rate swaps at January 29, 2006 totaled $875 with a maximum maturity date of October 2013. The fair value of such instruments was a loss of $15 as of January 29, 2006.

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

Qualifying foreign exchange forward and cross-currency swap contracts are accounted for as cash-flow hedges when the hedged item is a forecasted transaction, or when future cash flows related to a recognized asset or liability are expected to be received or paid. The effective portion of the changes in fair value on these instruments is recorded in Accumulated other comprehensive income (loss) and is reclassified into the Statements of Earnings on the same line item and in the same period or periods in which the hedged transaction affects earnings. The assessment of effectiveness for contracts is based on changes in the spot rates. The fair value of these instruments was a loss of $167 at January 29, 2006.

Qualifying foreign exchange forward contracts are accounted for as fair-value hedges when the hedged item is a recognized asset, liability or firm commitment. There were no such fair-value contracts at January 29, 2006.

The company also enters into certain foreign exchange forward and variable-to-variable cross-currency swap contracts that are not designated as accounting hedges. These instruments are primarily intended to reduce volatility of certain intercompany financing transactions. Gains and losses on derivatives not designated as accounting hedges are typically recorded in Other expenses/(income), as an offset to gains (losses) on the underlying transactions. The fair value of these instruments was a loss of $13 at January 29, 2006.

Foreign exchange forward contracts typically have maturities of less than eighteen months. Cross-currency swap contracts mature in 2006 through 2014. Principal currencies include the Australian dollar, British pound, Canadian dollar, euro, Japanese yen, Mexican peso and Swedish krona.

As of January 29, 2006, the accumulated derivative net loss in other comprehensive income for cash-flow hedges, including the foreign exchange forward and cross-currency contracts, forward starting swap contracts, and treasury lock agreements was $19, net of tax. As of January 30, 2005, the accumulated derivative net loss in other comprehensive income was

$12, net of tax. Reclassifications from Accumulated other comprehensive income (loss) into the Statements of Earnings during the quarter ended January 29, 2006 were not material. Reclassifications during the remainder of fiscal year 2006 are not expected to be material. At January 29, 2006, the longest maturity date of any cash-flow hedge was August 2013.

Other Contracts

The company is exposed to equity price changes related to certain employee compensation obligations. Swap contracts are utilized to hedge exposures relating to certain employee compensation obligations linked to the total return of the Standard & Poor’s 500 Index, the total return of the company’s capital stock and the total return of the Puritan Fund. The company pays a variable interest rate and receives the equity returns under these instruments. The notional value of the equity swap contracts, which mature in 2006, was $56 at January 29, 2006. These instruments are not designated as accounting hedges. Gains and losses are recorded in the Statements of Earnings. The fair value of these contracts at January 29, 2006 was not material.

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

A summary of restructuring reserves at January 29, 2006 and related activity is as follows:

	Accrued		Accrued
	Balance at	Cash	Balance at
	July 31, 2005	Payments	January 29, 2006
Severance pay and benefits	$4	(2)	$2

(j)	Pension and Postretirement Medical Benefits The company sponsors certain defined benefit plans and postretirement medical benefit plans for employees. Components of benefit expense were as follows:

Three Months Ended	Pension		Postretirement
	Jan. 29, 2006	Jan. 30, 2005	Jan. 29, 2006	Jan. 30, 2005

Service cost	$14	$14	$1	$—
Interest cost	28	29	5	5
Expected return on plan assets	(40)	(39)	—	—
Amortization of prior service cost	—	2	—	(1)
Recognized net actuarial loss	10	6	1	—

Net periodic benefit expense	$12	$12	$7	$4

Six Months Ended	Pension		Postretirement
	Jan. 29, 2006	Jan. 30, 2005	Jan. 29, 2006	Jan. 30, 2005

Service cost	$28	$28	$2	$1
Interest cost	56	57	10	10
Expected return on plan assets	(81)	(78)	—	—
Amortization of prior service cost	1	4	(1)	(3)
Recognized net actuarial loss	21	12	2	—

Net periodic benefit expense	$25	$23	$13	$8

In the first quarter 2006, the company made a $35 voluntary contribution to a U.S. pension plan. Additional contributions to the U.S. pension plans are not expected this fiscal year. Contributions of $6 were made to the non-U.S. plans as of January 29, 2006.

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

The company received an Examination Report from the Internal Revenue Service (IRS) on December 23, 2002, which included a challenge to the treatment of gains and interest deductions claimed in the company’s fiscal 1995 federal income tax return, relating to transactions involving government securities. If the proposed adjustment had been upheld, it would have required the company to pay a net amount of over $100 in taxes, accumulated interest and penalties. The company had maintained a reserve for a portion of this contingency. In November 2005, the company negotiated a settlement of this matter with the IRS. As a result of the settlement in the first quarter, the company adjusted tax reserves and recorded a $47 tax benefit. In addition, the company reduced interest expense and accrued interest payable by $21 and adjusted deferred tax expense by $8 ($13 after tax). The aggregate non-cash impact of the settlement on net earnings was $60, or $.14 per share. The settlement will not have a material impact on the company’s consolidated cash flow.

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

(l)	Supplemental Cash Flow Information

Other cash used in operating activities for the six-month periods is comprised of the following:

	January 29, 2006	January 30, 2005
Receipts /(Payments) for hedging activities	$1	$(18)
Benefit related payments	(16)	(16)
Other	—	1

	$(15)	$(33)

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

In October 2004, the American Jobs Creation Act (the AJCA) was signed into law. The AJCA provides for a deduction of 85% of certain non-U.S. earnings that are repatriated, as defined by the AJCA, and a phased-in tax deduction related to profits from domestic manufacturing activities. In December 2004, the FASB issued FASB Staff Position FAS 109-1 and 109-2 to address the accounting and disclosure requirements related to the AJCA. In the first half of 2006, the company finalized its plan to repatriate earnings from non-U.S. subsidiaries and as a result recorded incremental tax expense of $9 associated with $225 in dividends. The total amount expected to be repatriated under the AJCA is $425 and the related tax cost is $16. In 2005, the company recorded $7 in tax expense for $200 of the earnings to be repatriated.

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

In November 2005, the company announced that the Board of Directors authorized the purchase of up to $600 of company stock through fiscal 2008. The company purchased 1.6 million shares at a cost of $50 under this program during the second quarter. In addition, the company announced that it will continue to purchase shares, under separate authorization, to offset the impact of dilution from shares issued under incentive compensation plans.

ITEM 2.
CAMPBELL SOUP COMPANY CONSOLIDATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Results of Operations
Overview
The company reported net earnings of $254 million for the second quarter ended January 29, 2006, versus $235 million in the comparable quarter a year ago. Earnings per share were $.61 compared to $.57 a year ago. (All earnings per share amounts included in Management’s Discussion and Analysis are presented on a diluted basis.) Net sales increased 3% to $2.3 billion from $2.2 billion last year.
As of August 1, 2005, the company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS No. 123R). Under SFAS No. 123R, compensation expense is to be recognized for all stock-based awards, including stock options. Had all stock-based compensation been expensed in the year-ago quarter, net earnings would have been $227 million and earnings per share would have been $.55. (See Note (b) to the Consolidated Financial Statements.) The increase in earnings in 2006 was due to the increase in sales, an improvement in gross margin as a percentage of sales, and a lower effective tax rate, partially offset by higher administrative costs.
For the six months ended January 29, 2006, net earnings were $556 million compared to $465 million a year ago. Earnings per share were $1.34 compared to $1.13 a year ago. Net sales increased 2% to $4.4 billion. Net earnings and earnings per share were impacted by the following items:
•	As noted above, the company adopted SFAS No. 123R in 2006. Had all stock-based compensation been expensed in the year-ago period, net earnings would have been $451 million and earnings per share would have been $1.09 (See Note (b) to the Consolidated Financial Statements);

•	In the first quarter of 2006, the company recorded a non-cash tax benefit of $47 million resulting from the favorable resolution of a U.S. tax contingency related to transactions in government securities in a prior period. In addition, the company reduced interest expense and accrued interest payable by $21 million and adjusted deferred tax expense by $8 million ($13 million after tax). The aggregate non-cash impact of the settlement on net earnings was $60 million, or $.14 per share. (See Note (k) to the Consolidated Financial Statements);

•	In the first quarter of 2006, a $13 million pre-tax gain was recognized due to a change in the method of accounting for certain U.S. inventories from the LIFO method to the average cost method. The impact on net earnings was $8 million, or $.02 per share. Prior periods were not restated since the impact of the change on previously issued financial statements was not considered material. (See Note (g) to the Consolidated Financial Statements); and

•	In the first quarter of 2006, incremental tax expense of $8 million, or $.02 per share, was recognized associated with one-time incremental dividends of $225 million as the company finalized its plan in the first quarter to repatriate earnings from non-U.S. subsidiaries under the provisions of the American Jobs Creation Act (the AJCA).
In addition, current year earnings were favorably impacted by the increase in sales and a higher gross margin as a percentage of sales, partially offset by an increase in administrative costs.
SECOND QUARTER
Sales
An analysis of net sales by reportable segment follows:

	(millions)
	2006	2005	% Change

U.S. Soup, Sauces and Beverages	$1,018	$956	6%
Baking and Snacking	429	433	(1)
International Soup and Sauces	483	502	(4)
Other	351	332	6

	$2,281	$2,223	3%

An analysis of percent change of net sales by reportable segment follows:

	U.S. Soup,	Baking	International
	Sauces and	and	Soup and
	Beverages	Snacking	Sauces	Other	Total
Volume and Mix	(1)%	(1)%	1%	5%	1%
Price and Sales Allowances	6	2	—	2	4
Decreased/(Increased) Promotional Spending [1]	1	(1)	—	—	—
Currency	—	(1)	(5)	(1)	(2)

	6%	(1)%	(4)%	6%	3%

[1]	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

In U.S. Soup, Sauces and Beverages, total U.S. soup sales increased 7%. Condensed soup sales increased 6%, ready-to-serve soup sales increased 9% and broth sales increased 6%. The condensed soup sales growth was primarily due to pricing, effective advertising and strong holiday sales performance. Condensed soup continued to benefit from an increase in gravity-feed shelving systems. The ready-to-serve soup sales increase was primarily due to pricing, the introduction of Campbell’s Select Gold Label soups in aseptic packaging and higher sales of Campbell’s Chunky soups, partially offset by the discontinuance of Campbell’s Kitchen Classics soups. The convenience platform achieved double-digit growth with Campbell’s Chunky and Campbell’s Select soups in microwaveable bowls and Campbell’s Soup at Hand sippable soups all contributing to the sales growth. The introduction of Campbell’s Chicken Noodle, Tomato and Vegetable soups in microwaveable bowls also added to sales growth. Swanson broth sales growth was due to increasing consumer preference for aseptically-packaged broth and successful holiday merchandising. Prego pasta sauces increased due to pricing and stronger advertising and additional promotional activity. Sales of Pace Mexican sauces also increased. In comparison to introductory marketing activity a year ago, sales of Campbell’s Chunky chili declined. V8 vegetable juice sales increased double digits as the brand benefited from increased distribution in non-grocery channels and increased sales of single-serve products. The introduction of V8 V-Fusion also contributed to beverage sales growth. Campbell’s SpaghettiOs pasta sales declined due to more aggressive competitive activity.
In Baking and Snacking, Pepperidge Farm reported sales increases across all its businesses: bakery, cookies and crackers, and frozen. Sales of bakery products increased due to the performance of Pepperidge Farm whole grain breads, muffins and bagels, and stuffing. Pepperidge Farm Goldfish snack crackers drove growth of cookies and crackers, partially offset by declines in Pepperidge Farm Milano and Mini cookies. Frozen sales increased slightly due to the performance of pastries, garlic toast and the introduction of artisan breads. Arnott’s sales declined, primarily due to the unfavorable impact of currency and weak private label sales, which more than offset sales gains in the branded biscuit business.
In International Soup and Sauces, sales declined in Europe primarily due to the unfavorable impact of currency. Higher volumes of aseptically-packaged soup and instant dry soups in France and aseptically-packaged soup in Belgium were offset by weakness in the U.K. business. In addition, sales in Canada grew double digits driven by strong performances in ready-to-serve soup, including the introduction of Campbell’s Soup at Hand sippable soups, and by the favorable impact of currency.
In Other, Godiva Chocolatier sales increased primarily due to strong retail and direct sales channel performance in North America and volume growth in Europe and Asia, partially offset by the unfavorable impact of currency. Away From Home sales increased primarily due to the strong performance of refrigerated and frozen soups.
Gross Margin
Gross margin, defined as net sales less cost of products sold, increased $45 million. As a percent of sales, gross margin increased from 40.6% in 2005 to 41.5% in 2006. The percentage point increase was due to higher selling prices (approximately 2.1 percentage points) and productivity improvements (approximately 1.7 percentage points), partially offset by the impact of cost inflation and other factors (approximately 2.9 percentage points).

Marketing and Selling Expenses
Marketing and selling expenses increased 1% in 2006 as a result of higher selling expenses (approximately 2 percentage points), partially offset by the impact of currency (approximately 1 percentage point). As a percent of sales, Marketing and selling expenses were 16% in both 2006 and 2005.
Administrative Expenses
Administrative expenses increased by $27 million, or 21%, due to a number of items, including higher stock-based compensation expense recognized under SFAS No. 123R (approximately 10 percentage points), higher employee benefit costs (approximately 4 percentage points) and costs associated with the ongoing implementation of the SAP enterprise-resource planning system in North America (approximately 2 percentage points).
Operating Earnings
Segment operating earnings increased 7% from the prior year.
An analysis of operating earnings by reportable segment follows:

	(millions)
	2006	2005	% Change

U.S. Soup, Sauces and Beverages	$242	$216	12%
Baking and Snacking	40	47	(15)
International Soup and Sauces	81	70	16
Other	69	72	(4)

Subtotal	432	405	7
Corporate	(29)	(16)

	$403	$389	4%

Earnings from U.S. Soup, Sauces and Beverages increased 12%. The 2005 results would have been $1 million lower had all stock-based compensation been expensed. The remaining increase in 2006 was primarily due to higher selling prices and improved productivity, which more than offset cost inflation.
Earnings from Baking and Snacking decreased 15%. The 2005 results would have been $2 million lower had all stock-based compensation been expensed. The decrease in 2006 was primarily due to declines in the biscuit business in Indonesia, resulting from a more challenging economic environment, and declines in the Snackfoods business in Australia due to a significant increase in competitive activity.
Earnings from International Soup and Sauces increased 16%. The 2005 results would have been $1 million lower had all stock-based compensation been expensed. The increase in earnings was primarily due to strong market performance in Canada and lower marketing spending in Europe, primarily the U.K. The higher earnings were partially offset by the unfavorable impact of currency.
Earnings from Other decreased 4%. The 2005 results would have been $2 million lower had all stock-based compensation been expensed. The decrease in earnings was primarily due to higher expenses and the unfavorable impact of currency at Godiva, which more than offset gains in the Away From Home business.
Corporate expenses increased $13 million to $29 million due to higher stock-based compensation expense recognized under SFAS No. 123R, higher employee benefit costs, and costs associated with the ongoing implementation of the SAP enterprise-resource planning system in North America. Corporate expenses would have been $6 million higher in 2005, had all stock-based awards been expensed.
Nonoperating Items
Net interest expense decreased to $43 million from $45 million in the prior year, primarily due to lower levels of debt and higher interest income, partially offset by higher interest rates.
The effective tax rate for the quarter was 29.4% in 2006. The effective rate for the year-ago quarter was 31.7%. The lower tax rate was due to the favorable resolution of the 1996-1999 U.S. federal income tax audit.
SIX MONTHS
Sales
An analysis of net sales by reportable segment follows:

	(millions)
	2006	2005	% Change

U.S. Soup, Sauces and Beverages	$1,988	$1,950	2%
Baking and Snacking	887	882	1
International Soup and Sauces	903	918	(2)
Other	613	564	9

	$4,391	$4,314	2%

An analysis of percent change of net sales by reportable segment follows:

	U.S. Soup,	Baking	International
	Sauces and	and	Soup and
	Beverages	Snacking	Sauces	Other	Total
Volume and Mix	(4)%	(1)%	—%	7%	(1)%
Price and Sales Allowances	6	3	—	3	3
Increased Promotional Spending[1]	—	(1)	—	—	—
Currency	—	—	(2)	(1)	—

	2%	1%	(2)%	9%	2%

[1]	Represents revenue reductions from trade promotion and consumer coupon redemption programs.
In U.S. Soup, Sauces and Beverages, total U.S. soup sales increased 1%. Condensed soup sales increased 4%, ready-to-serve soup sales decreased 5% and broth sales increased 8%. The condensed performance was driven by higher prices, more effective advertising and a strong holiday sales performance. Condensed soup also benefited from the installation of additional gravity-feed shelving systems. In ready-to-serve soup, Campbell’s Chunky soups in cans were the primary driver of the decline reflecting a change in promotional activity in comparison to the year-ago period in which aggressive discounting drove significantly higher volume. In addition, the discontinuance of Campbell’s Kitchen Classics soups contributed to the decline. Campbell’s Select soup sales increased driven by the introduction of Campbell’s Select Gold Label soups. Sales of convenience platform products increased double digits driven by the introduction of Campbell’s Chicken Noodle, Tomato and Vegetable varieties in microwaveable bowls. Campbell’s Chunky and Campbell’s Select soups in microwaveable bowls and Soup at Hand sippable soups also contributed to the sales growth of the convenience platform. Swanson broth sales increased, benefiting from a strong holiday season, continued growth of aseptically-packaged products and higher prices. Prego pasta sauces sales were flat, while Pace Mexican sauces sales increased. V8 vegetable juice sales increased double digits and the introduction of V8 V-Fusion also added to sales in the beverage business. Campbell’s SpaghettiOs grew slightly as competitive activity increased in this category. Campbell’s Chunky chili sales declined in comparison to the year-ago period when the product was launched.
In Baking and Snacking, Pepperidge Farm sales increased as a result of gains in the bakery and cookies and crackers businesses. The bakery business growth was driven by gains in Pepperidge Farm whole grain breads. The cookies and crackers business growth was primarily due to Pepperidge Farm Goldfish snack crackers and new chocolate dipped cookies. Arnott’s sales increased due to growth in branded biscuits, primarily chocolate biscuits. Sales gains at Pepperidge Farm and Arnott’s were partially offset by weakness in the Indonesian biscuits, Australian Snackfoods and Australian private label businesses.
In International Soup and Sauces, sales declined in Europe primarily due to the unfavorable impact of currency. Sales growth in France and Belgium was offset by declines in the U.K. business. Sales in Asia Pacific increased driven by growth in the Australian soup business. In Canada, sales increased due to growth in ready-to-serve soups and the favorable impact of currency.

In Other, Godiva Chocolatier delivered volume growth in all regions, partially offset by the unfavorable impact of currency. Away From Home sales increased primarily due to the strong performance of refrigerated soups and gains in both frozen and canned soups.
Gross Margin
Gross margin, defined as net sales less cost of products sold, increased $81 million. As a percent of sales, gross margin increased from 40.5% in 2005 to 41.7% in 2006. The percentage point increase was due to higher selling prices (approximately 2.1 percentage points), productivity improvements (approximately 1.8 percentage points) and a change in the method of accounting for inventory (approximately 0.3 percentage points), partially offset by the impact of cost inflation and other factors (approximately 2.8 percentage points), unfavorable product mix (approximately 0.1 percentage points) and increased trade promotion (approximately 0.1 percentage points).
Marketing and Selling Expenses
Marketing and selling expenses increased 1% in 2006 primarily as a result of higher selling expenses (approximately 2 percentage points), partially offset by the impact of currency (approximately 1 percentage point). As a percent of sales, Marketing and selling expenses were 16% in both 2006 and 2005.
Administrative Expenses
Administrative expenses increased by $36 million, or 14%, primarily due to higher stock-based compensation expense recognized under SFAS No. 123R (approximately 7 percentage points), higher employee benefit costs (approximately 3 percentage points), and costs associated with the ongoing implementation of the SAP enterprise-resource planning system in North America (approximately 2 percentage points).
Operating Earnings
Segment operating earnings increased 6% from the prior year.

An analysis of operating earnings by reportable segment follows:

	(millions)
	2006	2005	% Change

U.S. Soup, Sauces and Beverages	$530	$491	8%
Baking and Snacking	90	93	(3)
International Soup and Sauces	136	125	9
Other	95	94	1

Subtotal	851	803	6
Corporate	(47)	(33)

	$804	$770	4%

Earnings from U.S. Soup, Sauces and Beverages increased 8%. The 2005 results would have been $2 million lower had all stock-based compensation been expensed. The 2006 results included an $8 million benefit from the change in the method of accounting for inventories. The remaining increase in earnings was primarily due to higher selling prices and productivity gains, which were partially offset by cost inflation and lower sales volume.
Earnings from Baking and Snacking decreased 3%. The 2005 results would have been $4 million lower had all stock-based compensation been expensed. The 2006 results included a $5 million benefit from the change in the method of accounting for inventories. The decrease in earnings was primarily from declines in the biscuit business in Indonesia due to a more challenging economic environment.
Earnings from International Soup and Sauces increased 9%. The 2005 results would have been $2 million lower had all stock-based compensation been expensed. The increase in earnings was primarily due to strong market performance in Canada and lower marketing spending in Europe, partially offset by the unfavorable impact of currency.
Earnings from Other increased 1%. The 2005 results would have been $3 million lower had all stock-based compensation been expensed. Earnings increased primarily due to the Away From Home sales growth, particularly in refrigerated soups, which was partially offset by the unfavorable impact of currency and increased expenses at Godiva.
Corporate expenses increased $14 million to $47 million. Corporate expenses would have been $11 million higher in 2005 had all stock-based compensation been expensed. The remaining increase was primarily due to costs associated with the ongoing implementation of the SAP enterprise-resource planning system in North America.

Nonoperating Items
Net interest expense decreased to $69 million from $89 million in the prior year, primarily due to a non-cash reduction of $21 million related to the favorable settlement of a U.S. tax contingency and lower levels of debt, partially offset by higher interest rates.
The effective tax rate for the six months was 24.4% in 2006. The effective tax rate for the six months was 31.7% in 2005. The lower tax rate was due to a net non-cash benefit of $47 million recorded in the current year resulting from the favorable resolution of a U.S. tax contingency, the favorable resolution of the 1996-1999 U.S. federal tax audit and other audits, and tax planning strategies, partially offset by $9 million incremental expense associated with the repatriation of non-U.S. earnings under the AJCA.
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
Liquidity and Capital Resources
The company generated cash from operations of $649 million compared to $500 million last year. The increase in cash flow reflects lower increases in working capital, an increase in earnings and lower cash settlements related to foreign currency hedging transactions that are reflected in Other.
Capital expenditures were $85 million compared to $104 million a year ago. Capital expenditures are expected to be approximately $330-340 million in 2006.
Excluding shares owned and tendered by employees to satisfy tax withholding requirements on vesting of restricted shares, the company repurchased 4.2 million shares in the six-month period ended January 29, 2006 at a cost of $127 million and repurchased 165,000 shares in the six-month period last year at a cost of $4 million. Of the 2006 repurchases, 1.6 million shares at a cost of $50 million were under the Board of Directors authorization to purchase up to $600 million of company stock through fiscal 2008 announced on November 21, 2005. Under a separate authorization, the company also expects to continue to repurchase sufficient shares over time to offset the impact of dilution from shares issued under the company’s stock compensation plans. See “Unregistered Sales of Equity Securities and Use of Proceeds” for more information.
At January 29, 2006, the company had approximately $687 million of notes payable due within one year and $33 million of standby letters of credit issued on behalf of the company. The company maintains $1.5 billion of committed revolving credit facilities, which remain unused at January 29, 2006, except for $1 million of standby letters of credit issued on behalf of the company. Another $32 million of standby letters of credit were issued on behalf of the company under a separate facility. The company is in compliance with the covenants contained in its revolving credit facilities and debt securities.
The company believes that foreseeable liquidity and capital resource requirements, including notes payable due within one year, are expected to be met through cash and cash equivalents, anticipated cash flows from operations, management of working capital, long-term borrowings, and short-term borrowings, including commercial paper. The company believes that its sources of financing are adequate to meet its future liquidity and capital resource requirements. The cost and terms of any future financing arrangements depend on the market conditions and the company’s financial position at that time.
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

In October 2004, the AJCA was signed into law. The AJCA provides for a deduction of 85% of certain non-U.S. earnings that are repatriated, as defined by the AJCA, and a phased-in tax deduction related to profits from domestic manufacturing activities. In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 109-1 and 109-2 to address the accounting and disclosure requirements related to the AJCA. In the first half of 2006, the company finalized its plan to repatriate earnings from non-U.S. subsidiaries and as a result recorded incremental tax expense of $9 million associated with $225 million in dividends. The total amount expected to be repatriated under the AJCA is $425 million and the related tax cost is $16 million. In 2005, the company recorded $7 million in tax expense for $200 million of the earnings to be repatriated.
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
Recent Developments
On February 17, 2006, the company announced results for the second quarter 2006 and commented on the outlook for earnings per share for the full year.
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

ITEM 4. CONTROLS AND PROCEDURES
a.	Evaluation of Disclosure Controls and Procedures

The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 29, 2006 (the “Evaluation Date”). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective, and are reasonably designed to ensure that all material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

b.	Changes in Internal Controls

During the quarter ended January 29, 2006, there were no changes in the company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

						Approximate
						Dollar Value of
					Total Number of	Shares that May
	Total				Shares Purchased	Yet Be Purchased
	Number		Average		as Part of Publicly	Under the Plans
	of Shares		Price Paid		Announced Plans	or Programs
Period	Purchased(1)		Per Share(2)		or Programs(3)	($ in millions)(3)
10/31/05 - 11/30/05	75,412	(4)	$30.45	(4)	0	$600
12/1/05 - 12/31/05	1,875,472	(5)	$30.16	(5)	298,000	$591
1/1/06 - 1/29/06	2,251,318	(6)	$30.20	(6)	1,341,000	$550

Total	4,202,202		$30.19		1,639,000

(1)	Includes (i) 2,561,000 shares repurchased in open-market transactions to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 2,202 shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted shares. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the company’s shares on the date of vesting.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)	On November 21, 2005, the company announced that its Board of Directors authorized the purchase of up to $600 million of company capital stock on the open market or through privately negotiated transactions through the end of fiscal 2008.

(4)	Includes 412 shares owned and tendered by employees at an average price per share of $30.00 to satisfy tax withholding requirements on the vesting of restricted shares.

(5)	Includes (i) 1,577,000 shares repurchased in open-market transactions at an average price of $30.18 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 472 shares owned and tendered by employees at an average price per share of $29.30 to satisfy tax withholding requirements on the vesting of restricted shares.

(6)	Includes (i) 909,000 shares repurchased in open-market transactions at an average price of $30.20 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 1,318 shares owned and tendered by employees at an average price per share of $30.45 to satisfy tax withholding requirements on the vesting of restricted shares.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
a.	The company’s Annual Meeting of Shareowners was held on November 18, 2005.

b.	The matters voted upon and the results of the vote are as follows:
Election of Directors

	Number of Shares
Name	For	Withheld
John F. Brock	374,385,798	1,997,879
Edmund M. Carpenter	372,630,993	3,752,684
Paul R. Charron	366,420,610	9,963,067
Douglas R. Conant	372,987,595	3,396,082
Bennett Dorrance	364,574,193	11,809,484
Kent B. Foster	366,162,070	10,221,607
Harvey Golub	374,543,407	1,840,220
Randall W. Larrimore	374,585,554	1,798,123
Philip E. Lippincott	364,597,602	11,786,075
Mary Alice D. Malone	372,806,130	3,577,547
Sara Mathew	374,536,638	1,847,039
David C. Patterson	374,579,834	1,803,843
Charles R. Perrin	366,455,212	9,928,465
A. Barry Rand	374,556,965	1,826,712
George Strawbridge, Jr.	372,762,409	3,621,268
Les C. Vinney	374,591,427	1,792,250
Charlotte C. Weber	364,658,890	11,724,787
Ratification of Appointment of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm

				Broker Non-
	For	Against	Abstentions	Votes
Ratification of Appointment of Accountants	374,369,793	957,784	1,056,100	0
Approval of the Company’s 2005 Long-Term Incentive Plan

				Broker Non-
	For	Against	Abstentions	Votes
Approval of the Company’s 2005 Long-Term Incentive Plan	324,386,331	24,997,163	1,490,643	25,509,540

ITEM 6. EXHIBITS

3(i)	Campbell’s By-Laws, as amended through January 26, 2006, were filed with a Form 8-K on January 31, 2006, and are incorporated herein by reference.

10(a)	Campbell Soup Company Severance Pay Plan for Salaried Employees, as amended and restated effective January 1, 2006.

10(b)	Campbell Soup Company Supplemental Severance Pay Plan for Exempt Salaried Employees, as amended and restated effective January 1, 2006.

10(c)	A special long-term incentive grant of 54,667 performance-restricted shares made to the Senior Vice President and Chief Information Officer, in lieu of grants under the company’s regular long-term incentive program, was described in a Form 8-K filed on November 22, 2005, and such description is incorporated herein by reference.

31(i)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(ii)	Certification of Robert A. Schiffner pursuant to Rule 13a-14(a).

32(i)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(ii)	Certification of Robert A. Schiffner pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL SOUP COMPANY
Date: March 8, 2006	By:	/s/ Robert A. Schiffner

Robert A. Schiffner Senior Vice President and Chief Financial Officer

	By:	/s/ Ellen Oran Kaden

Ellen Oran Kaden Senior Vice President — Law and Government Affairs

INDEX TO EXHIBITS
Exhibits

3(i)	Campbell’s By-Laws, as amended through January 26, 2006, were filed with a Form 8-K on January 31, 2006, and are incorporated herein by reference.

10(a)	Campbell Soup Company Severance Pay Plan for Salaried Employees, as amended and restated effective January 1, 2006.

10(b)	Campbell Soup Company Supplemental Severance Pay Plan for Exempt Salaried Employees, as amended and restated effective January 1, 2006.

10(c)	A special long-term incentive grant of 54,667 performance-restricted shares made to the Senior Vice President and Chief Information Officer, in lieu of grants under the company’s regular long-term incentive program, was described in a Form 8-K filed on November 22, 2005, and such description is incorporated herein by reference.

31(i)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(ii)	Certification of Robert A. Schiffner pursuant to Rule 13a-14(a).

32(i)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(ii)	Certification of Robert A. Schiffner pursuant to 18 U.S.C. Section 1350.