Form 10-Q
period 2006-04-30
CAMPBELL SOUP CO
filed 2006-06-07
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number
April 30, 2006	1-3822

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.
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
Yes ☐ No ☑
There were 411,809,275 shares of Capital Stock outstanding as of June 1, 2006.

PART I.
ITEM 1. FINANCIAL INFORMATION
CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	April 30,	May 1,	April 30,	May 1,
	2006	2005	2006	2005
Net sales	$1,836	$1,736	$6,227	$6,050

Costs and expenses
Cost of products sold	1,089	1,035	3,651	3,601
Marketing and selling expenses	285	275	969	951
Administrative expenses	160	145	454	403
Research and development expenses	25	24	73	68
Other expenses / (income)	2	(2)	1	(2)

Total costs and expenses	1,561	1,477	5,148	5,021

Earnings before interest and taxes	275	259	1,079	1,029
Interest, net	41	45	110	134

Earnings before taxes	234	214	969	895
Taxes on earnings	68	68	247	284

Net earnings	$166	$146	$722	$611

Per share — basic
Net earnings	$.41	$.36	$1.77	$1.49

Dividends	$.18	$.17	$.54	$.51

Weighted average shares outstanding — basic	406	409	408	409

Per share — assuming dilution
Net earnings	$.40	$.35	$1.74	$1.48

Weighted average shares outstanding — assuming dilution	413	414	414	414

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Balance Sheets
(unaudited)
(millions, except per share amounts)

	April 30,	July 31,
	2006	2005
Current assets
Cash and cash equivalents	$530	$40
Accounts receivable	579	509
Inventories	650	753
Other current assets	163	181

Total current assets	1,922	1,483

Plant assets, net of depreciation	1,944	1,987
Goodwill	1,997	1,950
Other intangible assets, net of amortization	1,088	1,059
Other assets	301	297

Total assets	$7,252	$6,776

Current liabilities
Notes payable	$1,043	$451
Payable to suppliers and others	546	624
Accrued liabilities	713	606
Dividend payable	74	70
Accrued income taxes	250	251

Total current liabilities	2,626	2,002

Long-term debt	1,904	2,542
Nonpension postretirement benefits	276	278
Other liabilities, including deferred income taxes of $360 and $342	666	684

Total liabilities	5,472	5,506

Shareowners’ equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20
Additional paid-in capital	344	236
Earnings retained in the business	6,569	6,069
Capital stock in treasury, at cost	(4,973)	(4,832)
Accumulated other comprehensive loss	(180)	(223)

Total shareowners’ equity	1,780	1,270

Total liabilities and shareowners’ equity	$7,252	$6,776

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Cash Flows
(unaudited)
(millions)

	Nine Months Ended
	April 30,	May 1,
	2006	2005
Cash flows from operating activities:
Net earnings	$722	$611
Non-cash charges to net earnings
Change in accounting method (Note g)	(8)	—
Stock-based compensation	65	18
Resolution of tax contingency (Note k)	(60)	—
Depreciation and amortization	212	207
Deferred income taxes	5	23
Other, net	60	50
Changes in working capital
Accounts receivable	(62)	(28)
Inventories	127	119
Prepaid assets	6	(1)
Accounts payable and accrued liabilities	(10)	(117)
Pension fund contributions	(47)	(53)
Other	(33)	(57)

Net cash provided by operating activities	977	772

Cash flows from investing activities:
Purchases of plant assets	(146)	(166)
Sales of plant assets	1	8
Other, net	7	7

Net cash used in investing activities	(138)	(151)

Cash flows from financing activities:
Net short-term repayments	(55)	(393)
Dividends paid	(218)	(205)
Treasury stock purchases	(183)	(66)
Treasury stock issuances	100	41
Other	5	—

Net cash used in financing activities	(351)	(623)

Effect of exchange rate changes on cash	2	2

Net change in cash and cash equivalents	490	—
Cash and cash equivalents — beginning of period	40	32

Cash and cash equivalents — end of period	$530	$32

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Shareowners’ Equity
(unaudited)
(millions, except per share amounts)

	Capital Stock					Earnings	Accumulated
	Issued		In Treasury		Additional	Retained	Other	Total
					Paid-in	in the	Comprehensive	Shareowners’
	Shares	Amount	Shares	Amount	Capital	Business	Income (Loss)	Equity

Balance at August 1, 2004	542	$20	(134)	$(4,848)	$264	$5,642	$(204)	$874

Comprehensive income (loss)
Net earnings						611		611
Foreign currency translation adjustments							114	114
Cash-flow hedges, net of tax							(15)	(15)
Minimum pension liability, net of tax							(1)	(1)

Other comprehensive income							98	98

Total comprehensive income								709

Dividends ($.51 per share)						(210)		(210)
Treasury stock purchased			(2)	(66)				(66)
Treasury stock issued under management incentive and stock option plans			2	91	(30)			61

Balance at May 1, 2005	542	$20	(134)	$(4,823)	$234	$6,043	$(106)	$1,368

Balance at July 31, 2005	542	$20	(134)	$(4,832)	$236	$6,069	$(223)	$1,270

Comprehensive income (loss)
Net earnings						722		722
Foreign currency translation adjustments							44	44
Cash-flow hedges, net of tax							2	2
Minimum pension liability, net of tax							(3)	(3)

Other comprehensive income							43	43

Total comprehensive income								765

Dividends ($.54 per share)						(222)		(222)
Treasury stock purchased			(6)	(183)				(183)
Treasury stock issued under management incentive and stock option plans			4	42	108			150

Balance at April 30, 2006	542	$20	(136)	$(4,973)	$344	$6,569	$(180)	$1,780

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Notes to Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)
(a)	Basis of Presentation / Accounting Policies

The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the indicated periods. All such adjustments are of a normal recurring nature. The accounting policies used in preparing these financial statements are consistent with those applied in the Annual Report on Form 10-K for the year ended July 31, 2005, except for the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS No. 123R) and a change in the method of accounting for certain U.S. inventories. See Note (b) for additional information on SFAS No. 123R and Note (g) for additional information on the change in method of accounting for inventory. Certain reclassifications were made to the prior year amounts to conform with the current presentation. The results for the period are not necessarily indicative of the results to be expected for other interim periods or the full year.

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

Prior to August 1, 2005, the company accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, no compensation expense had been recognized for stock options since all options granted had an exercise price equal to the market value of the underlying stock on the grant date. SFAS No. 123R was adopted using the modified prospective transition method. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption. Prior periods have not been restated. Total pre-tax stock-based compensation recognized in the Statements of Earnings was $24 and $6 for the third quarter ended April 30, 2006 and May 1, 2005, respectively. Tax related benefits of $9 and $2 were also recognized for the third quarter of 2006 and 2005, respectively. Total pre-tax stock-based compensation recognized in the Statements of Earnings was $65 and $18 for the nine months ended April 30, 2006 and May 1, 2005, respectively. Tax related benefits of $24 and $7 were also recognized for the nine months of 2006 and 2005, respectively. Amounts recorded in fiscal 2005 primarily represent expenses related to restricted stock awards since no expense was recognized for stock options. Cash received from the exercise of stock options was

$100 and $41 for the nine months ended April 30, 2006 and May 1, 2005, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

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

	Three Months Ended	Nine Months Ended
	May 1, 2005	May 1, 2005
Net earnings, as reported	$146	$611
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects [1]	4	11
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12)	(33)

Pro forma net earnings	$138	$589

Earnings per share:
Basic-as reported	$.36	$1.49

Basic-pro forma	$.34	$1.44

Diluted-as reported	$.35	$1.48

Diluted-pro forma	$.33	$1.42

[1]	Represents restricted stock expense.

The following table summarizes stock option activity as of April 30, 2006:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
(options in thousands)	Options	Exercise Price	Contractual Life	Value
Outstanding at July 31, 2005	39,548	$27.85
Granted	212	$29.82
Exercised	(3,705)	$26.93
Terminated	(685)	$28.03

Outstanding at April 30, 2006	35,370	$28.03	5.8	$145

Exercisable at April 30, 2006	26,603	$28.48	5.1	$97

The total intrinsic value of options exercised during the nine months ended April 30, 2006 was $15. As of April 30, 2006, total remaining unearned compensation related to unvested stock options was $27, which will be amortized over the weighted-average remaining service period of 1 year. The company measures the fair value of stock options using the Black-Scholes option pricing model. The Black-Scholes value of options granted in 2006 was $6.30.
The following table summarizes time-lapse restricted stock and EPS performance restricted stock as of April 30, 2006:

		Weighted-Average
		Grant-Date
(restricted stock in thousands)	Shares	Fair Value
Nonvested at July 31, 2005	2,447	$26.51
Granted	1,707	$29.38
Vested	(383)	$26.54
Forfeited	(261)	$27.40

Nonvested at April 30, 2006	3,510	$27.84

The fair value of time-lapse restricted stock and EPS performance restricted stock is determined based on the number of shares granted and the quoted price of the company’s stock at the date of grant. Time-lapse restricted stock granted in fiscal 2004 and 2005 is expensed on a graded-vesting basis. Time-lapse restricted stock granted in fiscal 2006 is expensed on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis. EPS performance restricted stock is expensed on a graded-vesting basis, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis.

As of April 30, 2006, total remaining unearned compensation related to nonvested time-lapse restricted stock and EPS performance restricted stock was $54, which will be amortized over the weighted-average remaining service period of 2.1 years. The fair value of restricted stock vested during the nine months ended April 30, 2006 was $12.

In 2006, the company granted approximately 1.7 million shares of TSR performance restricted stock with a grant-date fair value of $28.73. Approximately 1.6 million shares were outstanding at April 30, 2006. The fair value of TSR performance restricted stock is estimated at the grant date using a Monte Carlo simulation. Expense is recognized on a straight-line basis over the service period. As of April 30, 2006, total remaining unearned compensation related to TSR performance restricted stock was $36, which will be amortized over the weighted-average remaining service period of 2.4 years.

Employees can elect to defer all types of restricted stock awards. These awards are classified as liabilities because of the possibility that they may be settled in cash. The fair value is adjusted quarterly.

Prior to the adoption of SFAS No. 123R, the company presented the tax benefits of deductions resulting from the exercise of stock options as cash flows from operating activities in the Consolidated Statements of Cash Flows. SFAS No. 123R requires the cash flows from the excess tax benefits the company realizes on the exercise of stock options to be presented as cash flows from financing activities. The excess tax benefits on the exercise of stock options presented as cash flows from financing activities in the nine-month period ended April 30, 2006 were $5 and as cash flows from operating activities in the nine-month period ended May 1, 2005 were $3.

(c)	Goodwill and Intangible Assets

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	April 30, 2006		July 31, 2005
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization[1]:
Trademarks	$6	$(5)	$6	$(4)
Other	17	(8)	17	(7)

Total	$23	$(13)	$23	$(11)

Intangible assets not subject to amortization:
Trademarks	$1,071		$1,042
Pension	4		3
Other	3		2

Total	$1,078		$1,047

[1]	Amortization related to these assets was approximately $1 for the nine-month periods ended April 30, 2006 and May 1, 2005. The estimated aggregated amortization expense for each of the five succeeding fiscal years is less than $2 per year. Asset useful lives range from five to thirty-four years.

Changes in the carrying amount for goodwill for the period ended April 30, 2006 are as follows:

	U.S. Soup,
	Sauces and	Baking and	International
	Beverages	Snacking	Soup and Sauces	Other	Total
Balance at July 31, 2005	$428	$602	$769	$151	$1,950
Foreign currency translation adjustment	—	3	37	—	40
Other	—	7	—	—	7

Balance at April 30, 2006	$428	$612	$806	$151	$1,997

(d)	Comprehensive Income

Total comprehensive income comprises net earnings, net foreign currency translation adjustments, minimum pension liability adjustments, and net unrealized gains (losses) on cash-flow hedges.

Total comprehensive income for the three months ended April 30, 2006 and May 1, 2005, was $207 and $138, respectively. Total comprehensive income for the nine months ended April 30, 2006 and May 1, 2005, was $765 and $709, respectively.

The balance of Accumulated other comprehensive loss as of April 30, 2006 and May 1, 2005 consisted of the following components:

	April 30,	May 1,
	2006	2005
Foreign currency translation adjustments	$79	$107
Cash-flow hedges, net of tax	(18)	(16)
Minimum pension liability, net of tax[1]	(241)	(197)

Total Accumulated other comprehensive loss	$(180)	$(106)

[1]	Includes a tax benefit of $142 as of April 30, 2006 and $112 as of May 1, 2005.
(e)	Earnings Per Share

For the periods presented in the Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and restricted stock programs, except when such effect would be antidilutive. Stock options to purchase 5 million and 11 million shares of capital stock for the three-month periods ended April 30, 2006 and May 1, 2005, respectively, and 5 million and 17 million shares of capital stock for the nine-month periods ended April 30, 2006 and May 1, 2005, respectively, were not included in the calculation of diluted earnings per share because the exercise price of the stock options exceeded the average market price of the capital stock and therefore, the effect would be antidilutive.

(f)	Segment Information

Campbell Soup Company, together with its consolidated subsidiaries, is a global manufacturer and marketer of high quality, branded convenience food products. The company is organized and reports the results of operations in the following segments: U.S. Soup, Sauces and Beverages, Baking and Snacking, International Soup and Sauces, and Other.

The U.S. Soup, Sauces and Beverages segment includes the following retail businesses: Campbell’s condensed and ready-to-serve soups; Swanson broth and canned poultry; Prego pasta sauce; Pace Mexican sauce; Campbell’s Chunky chili; Campbell’s canned pasta, gravies, and beans; Campbell’s Supper Bakes meal kits; V8 juice and juice drinks; and Campbell’s tomato juice.

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

April 30, 2006

		Earnings	Depreciation
		Before Interest	and	Capital
Three Months Ended	Net Sales	and Taxes	Amortization	Expenditures
U.S. Soup, Sauces and Beverages	$713	$171	$23	$14
Baking and Snacking	422	35	25	14
International Soup and Sauces	430	70	13	6
Other	271	27	7	17
Corporate [1]	—	(28)	7	10

Total	$1,836	$275	$75	$61

		Earnings	Depreciation
		Before Interest	and	Capital
Nine Months Ended	Net Sales	and Taxes[2]	Amortization	Expenditures
U.S. Soup, Sauces and Beverages	$2,701	$701	$66	$33
Baking and Snacking	1,309	125	67	30
International Soup and Sauces	1,333	206	38	19
Other	884	122	21	39
Corporate [1]	—	(75)	20	25

Total	$6,227	$1,079	$212	$146

May 1, 2005

		Earnings	Depreciation
		Before Interest	and	Capital
Three Months Ended	Net Sales	and Taxes	Amortization	Expenditures
U.S. Soup, Sauces and Beverages	$627	$152	$22	$20
Baking and Snacking	421	36	23	22
International Soup and Sauces	435	59	13	11
Other	253	27	6	4
Corporate [1]	—	(15)	7	5

Total	$1,736	$259	$71	$62

		Earnings	Depreciation
		Before Interest	and	Capital
Nine Months Ended	Net Sales	and Taxes	Amortization	Expenditures
U.S. Soup, Sauces and Beverages	$2,577	$643	$64	$58
Baking and Snacking	1,303	129	65	47
International Soup and Sauces	1,353	184	38	29
Other	817	121	20	11
Corporate [1]	—	(48)	20	21

Total	$6,050	$1,029	$207	$166

[1]	Represents unallocated corporate expenses.

[2]	Contributions to earnings before interest and taxes by segment include the effect of a $13 benefit due to a change in the method of accounting for certain U.S. inventories from the LIFO method to the average cost method as follows: U.S. Soup, Sauces and Beverages — $8 and Baking and Snacking — $5.

(g)	Inventories

	April 30, 2006	July 31, 2005
Raw materials, containers and supplies	$218	$278
Finished products	432	488
Less: Adjustment to LIFO valuation method	—	(13)

	$650	$753

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

Fixed-to-variable interest rate swaps are accounted for as fair-value hedges. Gains and losses on these instruments are recorded in earnings as adjustments to interest expense, offsetting gains and losses on the hedged item. The notional amounts of all outstanding fair-value interest rate swaps at April 30, 2006 totaled $875 with a maximum maturity date of October 2013. The fair value of such instruments was a loss of $29 as of April 30, 2006.

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

Qualifying foreign exchange forward and cross-currency swap contracts are accounted for as cash-flow hedges when the hedged item is a forecasted transaction, or when future cash flows related to a recognized asset or liability are expected to be received or paid. The effective portion of the changes in fair value on these instruments is recorded in Accumulated other comprehensive income (loss) and is reclassified into the Statements of Earnings on the same line item and in the same period or periods in which the hedged transaction affects earnings. The assessment of effectiveness for contracts is based on changes in the spot rates. The fair value of these instruments was a loss of $197 at April 30, 2006.

Qualifying foreign exchange forward contracts are accounted for as fair-value hedges when the hedged item is a recognized asset, liability or firm commitment. There were no such fair-value contracts at April 30, 2006.

The company also enters into certain foreign exchange forward and variable-to-variable cross-currency swap contracts that are not designated as accounting hedges. These instruments are primarily intended to reduce volatility of certain intercompany financing transactions. Gains and losses on derivatives not designated as accounting hedges are typically recorded in Other expenses/(income), as an offset to gains (losses) on the underlying transactions. The fair value of these instruments was a loss of $25 at April 30, 2006.

Foreign exchange forward contracts typically have maturities of less than eighteen months. Cross-currency swap contracts mature in 2006 through 2014. Principal currencies include the Australian dollar, British pound, Canadian dollar, euro, Japanese yen, Mexican peso and Swedish krona.

As of April 30, 2006, the accumulated derivative net loss in other comprehensive income for cash-flow hedges, including the foreign exchange forward and cross-currency contracts, forward starting swap contracts, and treasury lock agreements was $18, net of tax. As of May 1, 2005, the accumulated derivative net loss in other comprehensive income was $16, net of tax. Reclassifications from Accumulated other comprehensive income (loss) into the Statements of Earnings during the quarter ended April 30, 2006 were not material. Reclassifications during the remainder of fiscal year 2006 are not expected to be material. At April 30, 2006, the longest maturity date of any cash-flow hedge was August 2013.
Other Contracts

The company is exposed to equity price changes related to certain employee compensation obligations. Swap contracts are utilized to hedge exposures relating to certain employee compensation obligations linked to the total return of the Standard & Poor’s 500 Index, the total return of the company’s capital stock and the total return of the Puritan Fund. The company pays a variable interest rate and receives the equity returns under these instruments. The notional value of the equity swap contracts, which mature in 2007, was $54 at April 30, 2006. These instruments are not designated as accounting hedges. Gains and losses are recorded in the Statements of Earnings. The fair value of these contracts at April 30, 2006 was not material.

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

The majority of the terminations occurred in 2005. A summary of restructuring reserves at April 30, 2006 and related activity is as follows:

	Accrued		Accrued
	Balance at	Cash	Balance at
	July 31, 2005	Payments	April 30, 2006
Severance pay and benefits	$4	(2)	$2

(j)	Pension and Postretirement Medical Benefits

The company sponsors certain defined benefit plans and postretirement medical benefit plans for employees. Components of benefit expense were as follows:

Three Months Ended	Pension		Postretirement
	April 30, 2006	May 1, 2005	April 30, 2006	May 1, 2005
Service cost	$15	$13	$1	$—
Interest cost	28	28	5	5
Expected return on plan assets	(41)	(39)	—	—
Amortization of prior service cost	—	2	(1)	(2)
Recognized net actuarial loss	11	7	1	1

Net periodic benefit expense	$13	$11	$6	$4

Nine Months Ended	Pension		Postretirement
	April 30, 2006	May 1, 2005	April 30, 2006	May 1, 2005
Service cost	$43	$41	$3	$1
Interest cost	84	85	15	15
Expected return on plan assets	(122)	(117)	—	—
Amortization of prior service cost	1	6	(2)	(5)
Recognized net actuarial loss	32	19	3	1

Net periodic benefit expense	$38	$34	$19	$12

In the first quarter 2006, the company made a $35 voluntary contribution to a U.S. pension plan. Additional contributions to the U.S. pension plans are not expected this fiscal year. Contributions of $12 were made to the non-U.S. plans as of April 30, 2006.

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

(l)	Supplemental Cash Flow Information

Other cash used in operating activities for the nine-month periods is comprised of the following:

	April 30, 2006	May 1, 2005
Receipts /(Payments) for hedging activities	$7	$(22)
Benefit related payments	(39)	(38)
Other	(1)	3

	$(33)	$(57)

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

In October 2004, the American Jobs Creation Act (the AJCA) was signed into law. The AJCA provides for a deduction of 85% of certain non-U.S. earnings that are repatriated, as defined by the AJCA, and a phased-in tax deduction related to profits from domestic manufacturing activities. In December 2004, the FASB issued FASB Staff Position FAS 109-1 and 109-2 to address the accounting and disclosure requirements related to the AJCA. In 2006, the company finalized its plan to repatriate earnings from non-U.S. subsidiaries and as a result recorded incremental tax expense of $10 associated with $235 in dividends. The total amount expected to be repatriated under the AJCA is $435 and the related tax cost is $17. In 2005, the company recorded $7 in tax expense for $200 of the earnings to be repatriated.

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

In November 2005, the company announced that the Board of Directors authorized the purchase of up to $600 of company stock through fiscal 2008. The company purchased 3.1 million shares at a cost of $95 under this program during the nine-month period ended April 30, 2006. In addition, the company announced that it will continue to purchase shares, under separate authorization, to offset the impact of dilution from shares issued under incentive compensation plans.

ITEM 2.
CAMPBELL SOUP COMPANY CONSOLIDATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Results of Operations
Overview
The company reported net earnings of $166 million for the third quarter ended April 30, 2006, versus $146 million in the comparable quarter a year ago. Earnings per share were $.40 compared to $.35 a year ago. (All earnings per share amounts included in Management’s Discussion and Analysis are presented on a diluted basis.) Net sales increased 6% to $1.8 billion from $1.7 billion last year.
As of August 1, 2005, the company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS No. 123R). Under SFAS No. 123R, compensation expense is to be recognized for all stock-based awards, including stock options. Had all stock-based compensation been expensed in the year-ago quarter, net earnings would have been $138 million and earnings per share would have been $.33. (See Note (b) to the Consolidated Financial Statements.) The increase in earnings in 2006 was due to the increase in sales, an improvement in gross margin as a percentage of sales, and a lower effective tax rate, partially offset by higher administrative costs.
For the nine months ended April 30, 2006, net earnings were $722 million compared to $611 million a year ago. Earnings per share were $1.74 compared to $1.48 a year ago. Net sales increased 3% to $6.2 billion. Net earnings and earnings per share were impacted by the following items:
•	As noted above, the company adopted SFAS No. 123R in 2006. Had all stock-based compensation been expensed in the year-ago period, net earnings would have been $589 million and earnings per share would have been $1.42 (See Note (b) to the Consolidated Financial Statements);

•	In the first quarter of 2006, the company recorded a non-cash tax benefit of $47 million resulting from the favorable resolution of a U.S. tax contingency related to transactions in government securities in a prior period. In addition, the company reduced interest expense and accrued interest payable by $21 million and adjusted deferred tax expense by $8 million ($13 million after tax). The aggregate non-cash impact of the settlement on net earnings was $60 million, or $.14 per share. (See Note (k) to the Consolidated Financial Statements);

•	In the first quarter of 2006, a $13 million pre-tax gain was recognized due to a change in the method of accounting for certain U.S. inventories from the LIFO method to the average cost method. The impact on net earnings was $8 million, or $.02 per share.

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
In addition, current year-to-date earnings were favorably impacted by the increase in sales, a higher gross margin as a percentage of sales, lower net interest expense and a lower effective tax rate, partially offset by an increase in administrative costs.
THIRD QUARTER
Sales
An analysis of net sales by reportable segment follows:

	(millions)
	2006	2005	% Change
U.S. Soup, Sauces and Beverages	$713	$627	14%
Baking and Snacking	422	421	—
International Soup and Sauces	430	435	(1)
Other	271	253	7

	$1,836	$1,736	6%

An analysis of percent change of net sales by reportable segment follows:

	U.S. Soup,	Baking	International
	Sauces and	and	Soup and
	Beverages	Snacking	Sauces	Other	Total
Volume and Mix	8%	—%	1%	7%	4%
Price and Sales Allowances	6	3	—	2	3
Decreased / (Increased) Promotional Spending [1]	—	—	2	(1)	1
Currency	—	(3)	(4)	(1)	(2)

	14%	—%	(1)%	7%	6%

[1]	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

In U.S. Soup, Sauces and Beverages, total U.S. soup sales increased 15%. Condensed soup sales increased 11%, ready-to-serve soup sales increased 17% and broth sales increased 30%. The condensed soup sales growth was primarily due to higher selling prices, increased advertising and more effective merchandising. Condensed soup continued to benefit from an increase in the number of gravity-feed shelving systems installed in retail stores. The ready-to-serve soup sales increase was primarily due to higher volume. The ready-to-serve sales performance was positively impacted by the introduction of Campbell’s Select Gold Label soups in aseptic packaging and growth of the convenience platform, partially offset by the discontinuance of Campbell’s Kitchen Classics soups. The convenience platform achieved double-digit growth due in part to the introduction of Campbell’s Chicken Noodle, Tomato and Vegetable soups in microwaveable bowls. Campbell’s Chunky and Campbell’s Select soups in microwaveable bowls also added to sales growth. Swanson broth sales growth was primarily due to volume gains from increased marketing spending and effective promotional activity around the Easter holiday. Sales of Prego pasta sauces and Pace Mexican sauces increased double-digits primarily due to increased marketing spending. Beverage sales increased double-digits driven by V8 vegetable juices, which had strong volume growth in the grocery channel and continued to benefit from increased distribution in non-grocery channels and the growth of single-serve varieties. The introduction of V8 V-Fusion beverages also contributed to beverage sales growth, while sales of V8 Splash juice beverages declined.
In Baking and Snacking, Pepperidge Farm reported a sales increase of 11% on 6% volume growth, with all three businesses — bakery, cookies and crackers, and frozen — contributing to the growth. Sales of bakery products increased due to the performance of Pepperidge Farm whole grain breads. Sales gains in cookies and crackers were primarily due to double-digit growth of Pepperidge Farm Goldfish snack crackers and by gains in new Pepperidge Farm Chocolate Delight, Milano and Chocolate Chunk cookies. Frozen sales increased slightly due to gains from Texas Toast varieties. Arnott’s sales declined, primarily due to the unfavorable impact of currency and a decline at the Australian snack foods business. Sales in Indonesian biscuits also declined.
In International Soup and Sauces, sales declined in Europe primarily due to the unfavorable impact of currency. Excluding the unfavorable impact of currency, sales declines in the U.K. and France were offset by gains in Germany and Belgium. In addition, Canada sales grew double-digits driven by strong performances in condensed and ready-to-serve soups, and by the favorable impact of currency.
In Other, Godiva Chocolatier sales increased primarily due to strong performances in the North American market, which benefited from higher same store sales and higher wholesale shipments. Strong holiday sales in Asia and gains in Europe also contributed to growth. Away From Home sales increased primarily due to the strong performance of refrigerated and frozen soups in the U.S. Additionally, the Away From Home business in Canada had strong sales growth in soup and bakery.
Gross Margin
Gross margin, defined as net sales less cost of products sold, increased $46 million. As a percent of sales, gross margin increased from 40.4% in 2005 to 40.7% in 2006. The increase was due to productivity improvements (approximately 2.0 percentage points), higher selling prices (approximately 1.8 percentage points), and lower trade promotion (approximately 0.2 percentage points), partially offset by the impact of cost inflation and other factors (approximately 3.5 percentage points) and a decline due to product mix (approximately 0.2 percentage points).
Marketing and Selling Expenses
Marketing and selling expenses increased 4% in 2006 as a result of higher advertising expenses (approximately 3 percentage points). As a percent of sales, Marketing and selling expenses were 16% in both 2006 and 2005.
Administrative Expenses
Administrative expenses increased by $15 million, or 10%, primarily due to higher stock-based compensation expense recognized under SFAS No. 123R (approximately 7 percentage points), higher employee benefit costs (approximately 2 percentage points) and costs associated with the ongoing implementation of the SAP enterprise-resource planning system in North America (approximately 1 percentage point).
Operating Earnings
Segment operating earnings increased 11% from the prior year.
An analysis of operating earnings by reportable segment follows:

	(millions)
	2006	2005	% Change
U.S. Soup, Sauces and Beverages	$171	$152	13%
Baking and Snacking	35	36	(3)
International Soup and Sauces	70	59	19
Other	27	27	—

Subtotal	303	274	11
Corporate	(28)	(15)

	$275	$259	6%

Earnings from U.S. Soup, Sauces and Beverages increased from $152 million in 2005 to $171 million in 2006. The 2005 results would have been $1 million lower had all stock-based compensation been expensed. The remaining increase in 2006 was primarily due to higher volume and selling prices and productivity improvements, which more than offset cost inflation and increased marketing expenses.
Earnings from Baking and Snacking decreased from $36 million in 2005 to $35 million in 2006. The 2005 results would have been $2 million lower had all stock-based compensation been expensed. Increased earnings at Pepperidge Farm were partially offset by expenses associated with an organizational realignment in Australia designed to improve the cost structure of the business, lower earnings in Indonesia and the unfavorable impact of currency.
Earnings from International Soup and Sauces increased from $59 million in 2005 to $70 million in 2006. The 2005 results would have been $1 million lower had all stock-based compensation been expensed. The increase in earnings was primarily due to strong market performance in Canada and lower marketing spending in Europe, primarily the U.K. The higher earnings were partially offset by the unfavorable impact of currency, primarily the British pound and the euro.
Earnings from Other were flat with prior year. The 2005 results would have been $2 million lower had all stock-based compensation been expensed.
Corporate expenses increased $13 million to $28 million. Corporate expenses would have been $7 million higher in 2005, had all stock-based awards been expensed. The remaining increase was primarily due to the cost of acquiring the rights to the Pepperidge Farm Goldfish trademark in certain non-U.S. countries and expenses associated with the ongoing implementation of the SAP enterprise-resource planning system in North America.
Nonoperating Items
Net interest expense decreased to $41 million from $45 million in the prior year, primarily due to lower levels of debt partially offset by higher rates, and an increase in interest income.
The effective tax rate for the quarter was 29.1% in 2006. The effective rate for the year-ago quarter was 31.8%. The lower tax rate was due to benefits associated with tax planning strategies and favorability in the finalization of the 2005 U.S. tax return.
NINE MONTHS
Sales
An analysis of net sales by reportable segment follows:

	(millions)
	2006	2005	% Change
U.S. Soup, Sauces and Beverages	$2,701	$2,577	5%
Baking and Snacking	1,309	1,303	—
International Soup and Sauces	1,333	1,353	(1)
Other	884	817	8

	$6,227	$6,050	3%

An analysis of percent change of net sales by reportable segment follows:

	U.S. Soup,	Baking	International
	Sauces and	and	Soup and
	Beverages	Snacking	Sauces	Other	Total
Volume and Mix	(1)%	(1)%	—%	7%	—%
Price and Sales Allowances	6	3	—	2	4
Decreased/(Increased) Promotional Spending[1]	—	(1)	1	—	—
Currency	—	(1)	(2)	(1)	(1)

	5%	—%	(1)%	8%	3%

[1]	Represents revenue reductions from trade promotion and consumer coupon redemption programs.
In U.S. Soup, Sauces and Beverages, total U.S. soup sales increased 4%. Condensed soup sales increased 5%, ready-to-serve soup sales were flat and broth sales increased 12%. The condensed performance was primarily driven by higher selling prices. Condensed soup also benefited from the installation of additional gravity-feed shelving systems in retail stores. In ready-to-serve soup, sales benefited from the introduction of Campbell’s Select Gold Label soups and growth of the convenience platform. The introduction of new Campbell’s microwaveable bowl varieties, combined with gains in Campbell’s Chunky and Campbell’s Select varieties in microwaveable bowls, drove a double-digit increase in the convenience platform. These gains were offset by declines in Campbell’s Chunky soups in cans and the discontinuance of Campbell’s Kitchen Classics soups. Swanson broth sales benefited from volume growth of aseptically-packaged products, higher advertising and higher selling prices. Prego pasta sauces and Pace Mexican sauces sales increased. Beverage sales increased double-digits, led by V8 vegetable juice and the introduction of V8 V-Fusion 100% juice beverages. Campbell’s SpaghettiOs canned pasta declined slightly as competitive activity increased in this category. Campbell’s Chunky chili sales declined in comparison to the year-ago period which included introductory marketing activity.
In Baking and Snacking, Pepperidge Farm sales increased as a result of gains in the bakery, cookies and crackers and frozen businesses. The bakery business growth was driven by gains in Pepperidge Farm whole grain breads. The cookies and crackers business growth was primarily due to Pepperidge Farm Goldfish snack crackers, soft-baked and new chocolate-dipped cookies. Arnott’s sales declined, primarily due to the unfavorable impact of currency and weak private label sales. Sales from the Australian snack foods business and Indonesia also declined.
In International Soup and Sauces, sales declined in Europe primarily due to the unfavorable impact of currency. Sales growth in Belgium, France and Germany was offset by declines in the U.K. business. Sales in Asia Pacific increased driven by growth in the Australian soup business, partially offset by the unfavorable impact of currency. In Canada, sales increased due to the favorable impact of currency and growth in ready-to-serve soups.

In Other, Godiva Chocolatier delivered volume growth in all regions, partially offset by the unfavorable impact of currency. Away From Home sales increased primarily due to the strong performance of refrigerated soups.
Gross Margin
Gross margin, defined as net sales less cost of products sold, increased $127 million. As a percent of sales, gross margin increased from 40.5% in 2005 to 41.4% in 2006. The increase was due to higher selling prices (approximately 2.0 percentage points), productivity improvements (approximately 1.8 percentage points) and a change in the method of accounting for inventory (approximately 0.2 percentage points), partially offset by the impact of cost inflation and other factors (approximately 3.0 percentage points) and a decline due to product mix (approximately 0.1 percentage point).
Marketing and Selling Expenses
Marketing and selling expenses increased 2% in 2006 primarily as a result of higher selling expenses (approximately 1 percentage point) and increased stock-based compensation expense recognized under SFAS No. 123R (approximately 1 percentage point). As a percent of sales, Marketing and selling expenses were 16% in both 2006 and 2005.
Administrative Expenses
Administrative expenses increased by $51 million, or 13%, primarily due to higher stock-based compensation expense recognized under SFAS No. 123R (approximately 6 percentage points), higher employee benefit costs (approximately 4 percentage points), and costs associated with the ongoing implementation of the SAP enterprise-resource planning system in North America (approximately 2 percentage points).
Operating Earnings
Segment operating earnings increased 7% from the prior year.
An analysis of operating earnings by reportable segment follows:

	(millions)
	2006	2005	% Change
U.S. Soup, Sauces and Beverages	$701	$643	9%
Baking and Snacking	125	129	(3)
International Soup and Sauces	206	184	12
Other	122	121	1

Subtotal	1,154	1,077	7
Corporate	(75)	(48)

	$1,079	$1,029	5%

Earnings from U.S. Soup, Sauces and Beverages increased from $643 million in 2005 to $701 million in 2006. The 2005 results would have been $3 million lower had all stock-based compensation been expensed. The 2006 results included an $8 million benefit from the change in the method of accounting for inventories. The remaining increase in earnings was primarily due to higher selling prices and productivity gains, which were partially offset by cost inflation and lower sales volume.
Earnings from Baking and Snacking decreased from $129 million in 2005 to $125 million in 2006. The 2005 results would have been $6 million lower had all stock-based compensation been expensed. The 2006 results included a $5 million benefit from the change in the method of accounting for inventories. The remaining decrease in earnings was primarily from declines in the Indonesian and Australian snack foods businesses and the unfavorable impact of currency, partially offset by higher earnings at Pepperidge Farm.
Earnings from International Soup and Sauces increased from $184 million in 2005 to $206 million in 2006. The 2005 results would have been $3 million lower had all stock-based compensation been expensed. The increase in earnings was primarily due to strong market performance in Canada and lower marketing spending in Europe, partially offset by the unfavorable impact of currency, primarily the British pound and the euro.
Earnings from Other increased from $121 million in 2005 to $122 million in 2006. The 2005 results would have been $5 million lower had all stock-based compensation been expensed. Earnings increased primarily due to the Away From Home sales growth, partially offset by the unfavorable impact of currency.
Corporate expenses increased $27 million to $75 million. Corporate expenses would have been $18 million higher in 2005 had all stock-based compensation been expensed. The remaining increase was primarily due to costs associated with the ongoing implementation of the SAP enterprise-resource planning system in North America.
Nonoperating Items
Net interest expense decreased to $110 million from $134 million in the prior year, primarily due to a non-cash reduction of $21 million related to the favorable settlement of a

U.S. tax contingency, lower levels of debt partially offset by higher interest rates, and an increase in interest income.
The effective tax rate for the nine months was 25.5% in 2006. The effective tax rate for the nine months was 31.7% in 2005. The lower tax rate was due to a net non-cash benefit of $47 million recorded in the current year resulting from the favorable resolution of a U.S. tax contingency, the favorable resolution of the 1996-1999 U.S. federal tax audit and other audits, and tax planning strategies, partially offset by $10 million incremental expense associated with the repatriation of non-U.S. earnings under the AJCA.
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
Liquidity and Capital Resources
The company generated cash from operations of $977 million compared to $772 million last year. The increase in cash flow reflects a reduction in working capital, an increase in earnings and lower cash settlements related to foreign currency hedging transactions that are reflected in Other.
Capital expenditures were $146 million compared to $166 million a year ago. Capital expenditures are expected to be approximately $330 million in 2006.
Excluding shares owned and tendered by employees to satisfy tax withholding requirements on vesting of restricted shares, the company repurchased 1.8 million shares in the quarter ended April 30, 2006 at a cost of $56 million and repurchased 2.2 million shares in the quarter ended May 1, 2005 at a cost of $62 million. The company repurchased 6 million shares in the nine-month period ended April 30, 2006 at a cost of $183 million and repurchased 2.4 million shares in the nine-month period last year at a cost of $66 million.

Of the 2006 repurchases, 3.1 million shares at a cost of $95 million were under the Board of Directors authorization to purchase up to $600 million of company stock through fiscal 2008 announced on November 21, 2005. Under a separate authorization, the company also expects to continue to repurchase sufficient shares over time to offset the impact of dilution from shares issued under the company’s stock compensation plans. See “Unregistered Sales of Equity Securities and Use of Proceeds” for more information.
At April 30, 2006, the company had approximately $1.043 billion of notes payable due within one year and $33 million of standby letters of credit issued on behalf of the company. The company maintains $1.5 billion of committed revolving credit facilities, which remain unused at April 30, 2006, except for $1 million of standby letters of credit issued on behalf of the company. Another $32 million of standby letters of credit were issued on behalf of the company under a separate facility. The company is in compliance with the covenants contained in its revolving credit facilities and debt securities.
Cash and cash equivalents were $530 million at April 30, 2006 and $32 million at May 1, 2005. The company expects to maintain higher cash balances until fiscal 2007, when $600 million of long-term debt matures.
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
In October 2004, the AJCA was signed into law. The AJCA provides for a deduction of 85% of certain non-U.S. earnings that are repatriated, as defined by the AJCA, and a phased-in tax deduction related to profits from domestic manufacturing activities. In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 109-1 and 109-2 to address the accounting and disclosure requirements related to the AJCA. In 2006, the company finalized its plan to repatriate earnings from non-U.S. subsidiaries and as a result recorded incremental tax expense of $10 million associated with $235 million in dividends. The total amount expected to be repatriated under the AJCA is $435 million and the related tax cost is $17 million. In 2005, the company recorded $7 million in tax expense for $200 million of the earnings to be repatriated.
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
Recent Developments
On May 22, 2006, the company announced results for the third quarter 2006 and commented on the outlook for earnings per share for the full year.
In March 2006, the company announced that it will explore strategic alternatives, including divestiture, for its businesses in the U.K. and Ireland. These businesses have annual sales of approximately $490 million.
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
The company wishes to caution the reader that the following important factors and those important factors described in other Securities and Exchange Commission filings of the company, or in the company’s 2005 Annual Report on Form 10-K, could affect the company’s actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, the company:
•	the impact of strong competitive response to the company’s efforts to leverage its brand power with product innovation, promotional programs and new advertising, and of changes in consumer demand for the company’s products;

•	the risks in the marketplace associated with trade and consumer acceptance of product improvements, shelving initiatives and new product introductions;

•	the company’s ability to achieve sales and earnings forecasts, which are based on assumptions about sales volume and product mix, and the impact of marketing and pricing actions;

•	the company’s ability to realize projected cost savings and benefits, including those contemplated by restructuring programs and other cost-savings initiatives;

•	the company’s ability to successfully manage changes to its business processes, including selling, distribution, production capacity, information management systems and the integration of acquisitions;

•	the increased significance of certain of the company’s key trade customers;

•	the difficulty of predicting changes in customer inventory levels and access to shelf space;

•	the impact of fluctuations in the supply and cost of energy and raw materials;

•	the risks associated with portfolio changes and completion of acquisitions and divestitures;

•	the uncertainties of litigation described from time to time in the company’s Securities and Exchange Commission filings;

•	the impact of changes in currency exchange rates, tax rates, interest rates, equity markets, inflation rates, recession and other external factors; and

•	the impact of unforeseen business disruptions in one or more of the company’s markets due to political instability, civil disobedience, armed hostilities, natural disasters or other calamities.
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

ITEM 4. CONTROLS AND PROCEDURES
a.	Evaluation of Disclosure Controls and Procedures

The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 30, 2006 (the “Evaluation Date”). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective, and are reasonably designed to ensure that all material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

b.	Changes in Internal Controls

During the quarter ended April 30, 2006, there were no changes in the company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
As previously reported, on July 15, 2003, Pepperidge Farm, Incorporated, an indirect wholly-owned subsidiary of the company, made a submission to the United States Environmental Protection Agency (“EPA”) relating to its use and replacement of certain appliances containing ozone-depleting refrigerants. The submission was made pursuant to the terms of the Ozone-Depleting Substance Emission Reduction Bakery Partnership Agreement (the “EPA Agreement”) entered into between Pepperidge Farm and the EPA. Pepperidge Farm executed the EPA Agreement in April 2002 as part of a voluntary EPA-sponsored program relating to the reduction of ozone-depleting refrigerants used in the bakery industry. As a result of the EPA Agreement, as of April 30, 2006, Pepperidge Farm incurred costs of approximately $4.75 million relating to the evaluation and replacement of certain of its refrigerant appliances. Of this amount, $4 million was incurred in fiscal 2003; the remainder was incurred in fiscal 2004. In addition to the $4.75 million described above, on March 7, 2006, Pepperidge Farm paid a civil penalty of approximately $362 thousand relating to its July 2003 submission. The civil penalty was paid in accordance with a Consent Agreement and Final Order issued by the EPA, and resolves Pepperidge Farm’s outstanding liability under the July 2003 submission.
Except as disclosed above and in the company’s Form 10-Q for the fiscal quarter ended October 30, 2005, there have been no material developments to the matters reported under this Item in the company’s Form 10-K for the fiscal year ended July 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

						Approximate
						Dollar Value of
					Total Number of	Shares that May
	Total				Shares Purchased	Yet Be Purchased
	Number		Average		as Part of Publicly	Under the Plans
	of Shares		Price Paid		Announced Plans	or Programs
Period	Purchased(1)		Per Share(2)		or Programs(3)	($ in millions)(3)
1/30/06 - 2/28/06	960,692	(4)	$29.94	(4)	800,000	$526
3/1/06 - 3/31/06	866,576	(5)	$31.59	(5)	650,000	$505
4/1/06 - 4/30/06	82,815	(6)	$32.40	(6)	0	$505

Total	1,910,083		$30.79		1,450,000

(1)	Includes (i) 370,000 shares repurchased in open-market transactions to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 90,083 shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted shares. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the company’s shares on the date of vesting.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)	On November 21, 2005, the company announced that its Board of Directors authorized the purchase of up to $600 million of company capital stock on the open market or through privately negotiated transactions through the end of fiscal 2008.

(4)	Includes (i) 160,000 shares repurchased in open-market transactions at an average price of $29.94 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 692 shares owned and tendered by employees at an average price per share of $30.37 to satisfy tax withholding requirements on the vesting of restricted shares.

(5)	Includes (i) 210,000 shares repurchased in open-market transactions at an average price of $31.77 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 6,576 shares owned and tendered by employees at an average price per share of $29.97 to satisfy tax withholding requirements on the vesting of restricted shares.

(6)	Represents shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares.

ITEM 6. EXHIBITS

3(i)	Campbell’s By-Laws, as amended through May 25, 2006, were filed with a Form 8-K on May 26, 2006, and are incorporated herein by reference.

31(i)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(ii)	Certification of Robert A. Schiffner pursuant to Rule 13a-14(a).

32(i)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(ii)	Certification of Robert A. Schiffner pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL SOUP COMPANY

Date: June 7, 2006	By:	/s/ Robert A. Schiffner

Robert A. Schiffner
Senior Vice President and
Chief Financial Officer

	By:	/s/ Ellen Oran Kaden

Ellen Oran Kaden
Senior Vice President —
Law and Government Affairs

INDEX TO EXHIBITS
Exhibits

3(i)	Campbell’s By-Laws, as amended through May 25, 2006, were filed with a Form 8-K on May 26, 2006, and are incorporated herein by reference.

31(i)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(ii)	Certification of Robert A. Schiffner pursuant to Rule 13a-14(a).

32(i)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(ii)	Certification of Robert A. Schiffner pursuant to 18 U.S.C. Section 1350.