Form 10-K
period 2006-07-30
CAMPBELL SOUP CO
filed 2006-10-11
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 30, 2006	Commission File Number 1-3822
CAMPBELL SOUP COMPANY

New Jersey State of Incorporation	21-0419870 I.R.S. Employer Identification No.
1 Campbell Place
Camden, New Jersey 08103-1799
Principal Executive Offices
Telephone Number: (856) 342-4800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Capital Stock, par value $.0375	Name of Each Exchange on Which Registered New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 27, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of capital stock held by non-affiliates of the registrant was approximately $7,208,804,190. There were 403,417,924 shares of capital stock outstanding as of September 19, 2006.
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on November 16, 2006, are incorporated by reference into Part III.

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
Throughout fiscal 2006, the company continued its focus on the five previously announced strategies designed to improve the company’s sales growth and the quality and growth of its earnings. The five strategies include:
•	Expanding the company’s well-known brands within the simple meal and baked snack categories;
•	Trading consumers up to higher levels of satisfaction centering on convenience, wellness and quality;
•	Making the company’s products more broadly available in existing and new markets;
•	Increasing margins by improving price realization and company-wide productivity; and
•	Improving overall organizational diversity, engagement, excellence and agility.
Consistent with these strategies, on July 12, 2006, the company announced the sale of its United Kingdom and Irish businesses to Premier Foods plc. The sale, which was completed on August 15, 2006, better enables Campbell to focus on building its businesses within the simple meals and baked snacks categories in markets with the greatest potential for growth.
The company’s operations are organized and reported in the following segments: U.S. Soup, Sauces and Beverages; Baking and Snacking; International Soup and Sauces; and Other. The segments are discussed in greater detail below.
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
International Soup and Sauces The International Soup and Sauces segment includes the soup, sauce and beverage businesses outside of the United States, including Europe, Mexico, Latin America, the Asia Pacific region and the retail business in Canada. The segment’s operations include Erasco and Heisse Tasse soups in Germany, Liebig and Royco soups and Lesieur sauces in France, Devos Lemmens mayonnaise and cold sauces and Campbell’s and Royco soups in Belgium, and Blå Band soups and sauces in Sweden. In Asia Pacific, operations include Campbell’s soup and stock, Swanson broths and V8 beverages. In Canada, operations include Habitant and Campbell’s soups, Prego pasta sauce and V8 beverages. As previously discussed, on August 15, 2006, the company completed the sale of its United Kingdom and Irish businesses, which included Homepride sauces, OXO stock cubes, and Batchelors, McDonnells and Erin soups. The results of these divested businesses have been reflected as discontinued operations in the consolidated statements of earnings.
Other The balance of the portfolio reported in Other includes Godiva Chocolatier worldwide and the company’s Away From Home operations, which represent the distribution of products such as soup, specialty entrees, beverage products, other prepared foods and Pepperidge Farm products through various food service channels in the United States and Canada.
Ingredients The ingredients required for the manufacture of the company’s food products are purchased from various suppliers. While all such ingredients are available from numerous independent suppliers, raw materials are subject to fluctuations in price attributable to a number of factors, including changes in crop size, cattle cycles, government-sponsored agricultural programs, import and export requirements and weather conditions during the growing and harvesting seasons. To help reduce some of this volatility, the company uses commodity futures contracts for a number of its ingredients, such as corn, cocoa, soybean meal, soybean oil, wheat and dairy. Ingredient inventories are at a peak during the late fall and decline during the winter and spring. Since many ingredients of suitable quality are available in sufficient quantities only at certain seasons, the company makes commitments for the purchase of such ingredients during their respective seasons. At this time, the company does not anticipate any material restrictions on availability or shortages of ingredients that would have a significant impact on the company’s businesses. For additional information on the company’s ingredient management and for information relating to the impact of inflation on the company, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Note 20 to the Consolidated Financial Statements.
Customers In most of the company’s markets, sales activities are conducted by the company’s own sales force and through broker and distributor arrangements. In the United States, Canada and Latin America, the company’s products are generally resold to consumers in retail food chains, mass discounters, mass merchandisers, club stores, convenience stores, drug stores and other retail establishments. In Europe, the company’s products are generally resold to consumers in retail food chains, mass discounters and other retail establishments. In Mexico, the company’s products are generally resold to consumers in retail food chains, club stores, convenience stores and other retail establishments. In the Asia Pacific region, the company’s products are generally resold to consumers through retail food chains, convenience stores and other retail establishments. Godiva Chocolatier’s products are sold generally through a network of company-owned retail boutiques in North America, Europe, and Asia, franchised third-party retail boutique operators primarily in Europe, third-party distributors in Europe and Asia, and major retailers, including department stores and duty-free shops, worldwide. Godiva Chocolatier’s products are also sold through catalogs and on the Internet, although these sales are primarily limited to North America and Japan. The company makes shipments promptly after receipt and acceptance of orders.
The company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 14% of the company’s consolidated net sales during fiscal 2006 and 2005. All of the company’s segments sold products to Wal-Mart Stores, Inc. or its affiliates. No other customer accounted for 10% or more of the company’s consolidated net sales.
Trademarks and Technology As of October 1, 2006, the company owns over 7,100 trademark registrations and applications in over 160 countries and believes that its trademarks are of material importance to its business. Although the laws vary by jurisdiction, trademarks generally are valid as long as they are in use and/or their registrations are properly maintained and have not been found to have become generic. Trademark registrations generally can be renewed indefinitely as long as the trademarks are in use. The company believes that its principal brands, including Campbell’s, Erasco, Liebig, Pepperidge Farm, V8, Pace, Prego, Swanson, Arnott’s, and Godiva, are protected by trademark law in the company’s relevant major markets. In addition, some of the company’s products are sold under brands that have been licensed from third parties.
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
Capital Expenditures During fiscal 2006, the company’s aggregate capital expenditures were $309 million. The company expects to spend approximately $325 to $350 million for capital projects in fiscal 2007. The single largest planned fiscal 2007 capital project is the ongoing implementation of the SAP enterprise-resource planning system in North America.
Research and Development During the last three fiscal years, the company’s expenditures on research activities relating to new products and the improvement and maintenance of existing products for continuing operations were $99 million in 2006, $90 million in 2005 and $88 million in 2004. The increase from 2005 to 2006 was primarily due to higher stock-based compensation expense recognized under SFAS No. 123R and expenses related to new product development. The increase from 2004 to 2005 was primarily due to currency fluctuations. The company conducts this research primarily at its headquarters in Camden, New Jersey, although important research is undertaken at various other locations inside and outside the United States.
Environmental Matters The company has requirements for the operation and design of its facilities that meet or exceed applicable environmental rules and regulations. Of the company’s $309 million in capital expenditures made during fiscal 2006, approximately $8 million was for compliance with environmental laws and regulations in the United States. The company further estimates that approximately $9 million of the capital expenditures anticipated during fiscal 2007 will be for compliance with such environmental laws and regulations. The company believes that continued compliance with existing environmental laws and regulations will not have a material effect on capital expenditures, earnings or the competitive position of the company.
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
Regulation The manufacture and marketing of food products is highly regulated. In the United States, the company is subject to regulation by various government agencies, including the Food and Drug Administration, the U.S. Department of Agriculture and the Federal Trade Commission, as well as various state and local agencies. The company is also regulated by similar agencies outside the United States and by voluntary organizations such as the National Advertising Division of the Council of Better Business Bureaus.

Employees On July 30, 2006, there were approximately 24,000 full-time employees of the company. Following the sale of the company’s United Kingdom and Irish businesses on August 15, 2006, the company had approximately 23,000 full-time employees.
Financial Information For information with respect to revenue, operating profitability and identifiable assets attributable to the company’s business segments and geographic areas, see Note 5 to the Consolidated Financial Statements.
Company Website The company’s primary corporate website can be found at www.campbellsoupcompany.com. The company makes available free of charge at this website (under the “Investor Center – Financial Reports – SEC Filings” caption) all of its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including its annual report on Form 10-K, its quarterly reports on Form 10-Q and its Current Reports on Form 8-K. These reports are made available on the website as soon as reasonably practicable after their filing with, or furnishing to, the Securities and Exchange Commission.
Item 1A. Risk Factors
In addition to the factors discussed elsewhere in this Report, the following risks and uncertainties could materially adversely affect the company’s business, financial condition and results of operations. Additional risks and uncertainties not presently known to the company or that the company currently deems immaterial also may impair the company’s business operations and financial condition.
The company operates in a highly competitive industry The company operates in the highly competitive food industry and experiences worldwide competition in all of its principal products. A number of the company’s primary competitors have substantial financial, marketing and other resources. A strong competitive response from one or more of these competitors to the company’s marketplace efforts could result in the company reducing pricing, increasing capital, marketing or other expenditures, or losing market share. These changes may have a material adverse effect on the business and financial results of the company.
The company’s long-term results are dependent on successful marketplace initiatives The company’s long-term results are dependent on successful marketplace initiatives. The company’s product introductions and product improvements, along with its other marketplace initiatives, are designed to capitalize on new customer or consumer trends. In order to remain successful, the company must anticipate and react to these new trends and develop new products or processes to address them. While the company devotes significant resources to meeting this goal, the company may not be successful in developing new products or processes, or its new products or processes may not be accepted by customers or consumers. These results could have a material adverse effect on the business and financial results of the company.
The company may not properly execute, or realize anticipated cost savings or benefits from, its ongoing supply chain, information technology or other initiatives The company’s success is partly dependent upon properly executing, and realizing cost savings or other benefits from, its ongoing supply chain, information technology and other initiatives. These initiatives are primarily designed to make the company more efficient in the manufacture and distribution of its products, which is necessary in the company’s highly competitive industry. These initiatives are often complex, and a failure to implement them properly may, in addition to not meeting projected cost savings or benefits, result in an interruption to the company’s sales, manufacturing, logistics, customer service or accounting functions. Furthermore, the company has invested a significant amount of capital into a number of these initiatives, which may have been more efficiently used if the full cost savings or benefits are not realized. Finally, the company may not meet expected cost savings from publicly-announced restructuring programs. Any of these results could have a material adverse effect on the business and financial results of the company.
The company may be adversely impacted by the increased significance of some of its customers The loss of any of the company’s large customers, such as Wal-Mart Stores, Inc., for an extended period of time could adversely affect the company’s business or financial results. In addition, the retail grocery trade continues to consolidate and mass market retailers continue to become larger. In such an environment, a large retail customer may attempt to increase its profitability by improving efficiency, lowering its costs or increasing promotional programs. If the company is unable to use its scale, marketing expertise, product innovation and category leadership positions to respond to these customer demands, the company’s business or financial results could be negatively impacted.
The company’s long-term results may be adversely impacted by increases in the price of raw materials The raw materials used in the company’s business include tomato paste, beef, poultry, vegetables, metal containers, glass, paper, resin and energy. Many of these materials are subject to price fluctuations from a number of factors, including product scarcity, commodity market speculation, currency fluctuations, weather conditions, import and export requirements and changes in government-sponsored agricultural programs. To the extent any of these factors result in an unforeseen increase in raw material prices, the company may not be able to offset such increases through productivity or price increases. In such case, the company’s business or financial results could be negatively impacted.
The company may be adversely impacted by the failure to successfully identify and execute acquisitions and divestitures From time to time, the company undertakes acquisitions or divestitures. The success of any such acquisition or divestiture depends, in part, upon the company’s ability to identify suitable buyers or sellers, negotiate favorable contractual terms and, in many cases, obtain governmental approval. For acquisitions, success is also dependent upon efficiently integrating the acquired business into the company’s existing operations. In cases where acquisitions or divestitures are not successfully implemented or completed, the company’s business or financial results could be negatively impacted.
The company’s long-term results may be impacted negatively by political and/or economic conditions in the United States or other nations The company is a global manufacturer and marketer of high-quality, branded convenience food products. Because of its global reach, the company’s performance may be impacted negatively by political and/or economic conditions in the United States as well as other nations. A change in any one or more of the following factors in the United States, or in other nations, could impact the company: currency exchange rates, tax rates, interest rates, legal or regulatory requirements, tariffs, export and import restrictions or equity markets. The company may also be impacted by recession, political instability, civil disobedience, armed hostilities, natural disasters and terrorist acts in the United States or throughout the world. Any one of the foregoing could have a material adverse effect on the business and financial results of the company.
If the company’s food products become adulterated or are mislabeled, the company might need to recall those items and may experience product liability claims if consumers are injured The company may need to recall some of its products if they become adulterated or if they are mislabeled. The company may also be liable if the consumption of any of its products causes injury. A widespread product recall could result in significant losses due to the costs of a recall, the destruction of product inventory and lost sales due to the unavailability of product for a period of time. The company could also suffer losses from a significant product liability judgment against it. A significant product recall or product liability case could also result in adverse publicity, damage to the company’s reputation and a loss of consumer confidence in the company’s food products, which could have a material adverse effect on the business and financial results of the company.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The company’s principal executive offices and main research facilities are company-owned and located in Camden, New Jersey. The following table sets forth the company’s principal manufacturing facilities and the business segment that primarily uses each of the facilities:
Principal Manufacturing Facilities

Inside the U.S.	Outside the U.S.
California
• Dixon (SSB)
• Sacramento (SSB/OT)
• Stockton (SSB)

Connecticut
• Bloomfield (BS)

Florida
• Lakeland (BS)

Illinois
• Downers Grove (BS)

Michigan
• Marshall (SSB)

New Jersey
• South Plainfield (SSB)

North Carolina
• Maxton (SSB/OT)

SSB — U.S. Soup, Sauces and Beverages
BS — Baking and Snacking
ISS — International Soup and Sauces
OT — Other
Ohio
• Napoleon (SSB/OT)
• Wauseon (SSB/ISS)
• Willard (BS)

Pennsylvania
• Denver (BS)
• Downingtown (BS)
• Reading (OT)

South Carolina
• Aiken (BS)

Texas
• Paris (SSB/OT)

Utah
• Richmond (BS)

Washington
• Woodinville (OT)

Wisconsin
• Milwaukee (SSB)	Australia
• Huntingwood (BS)
• Marleston (BS)
• Shepparton (ISS)
• Virginia (BS)
• Miranda (BS)
• Smithfield (BS)
• Scoresby (BS)

Belgium
• Puurs (ISS)
• Brussels (OT)

Canada
• Listowel (ISS/OT)
• Toronto (ISS/OT)

France
• LePontet (ISS)
• Dunkirk (ISS)	Germany
• Luebeck (ISS)
• Gerwisch (ISS)

Indonesia
• Jawa Barat (BS)

Malaysia
• Selangor Darul Ehsan (ISS)

Mexico
• Villagran (ISS)
• Guasave (SSB)

Netherlands
• Utrecht (ISS)

Papua New Guinea
• Port Moresby (BS)
• Malahang Lae (BS)

Sweden
• Kristianstadt (ISS)

Each of the foregoing manufacturing facilities is company-owned, except that the Woodinville, Washington facility, the Scoresby, Australia facility, and the Selangor Darul Ehsan, Malaysia, facility are leased. The Utrecht, Netherlands, facility is subject to a ground lease. The company also operates retail confectionery shops in the United States, Canada, Europe and Asia; retail bakery thrift stores in the United States; and other plants, facilities and offices at various locations in the United States and abroad, including additional executive offices in Norwalk, Connecticut, New York, New York, and Homebush, Australia. The company is constructing a new facility in Everett, Washington, to replace the existing Woodinville, Washington, facility. This new facility will manufacture refrigerated soups and sauces. On August 15, 2006, as part of the divestiture of the United Kingdom and Irish businesses, the following facilities were sold: Ashford, King’s Lynn and Worksop in the United Kingdom and Thurles in Ireland.
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
The company continues to believe this action is without merit and is defending the case vigorously. In addition, although the results of this matter cannot be predicted with certainty, in management’s opinion, the final outcome of this proceeding will not have a material adverse effect on the consolidated results of operations or financial condition of the company.

Item 4. Submission of Matters to a Vote of Security Holders
None.
Executive Officers of the Company
The following list of executive officers as of October 1, 2006, is included as an item in Part III of this Form 10-K:

			Year First Appointed
Name	Present Title	Age	Executive Officer
Douglas R. Conant	President and Chief Executive Officer	55	2001
Anthony P. DiSilvestro	Vice President – Controller	47	2004
M. Carl Johnson, III	Senior Vice President	58	2001
Ellen Oran Kaden	Senior Vice President – Law and Government Affairs	55	1998
Larry S. McWilliams	Senior Vice President	50	2001
Denise M. Morrison	Senior Vice President	52	2003
Nancy A. Reardon	Senior Vice President	54	2004
Mark A. Sarvary	Executive Vice President	47	2002
Robert A. Schiffner	Senior Vice President and Chief Financial Officer	56	2001
David R. White	Senior Vice President	51	2004
Doreen A. Wright	Senior Vice President and Chief Information Officer	49	2001

Denise M. Morrison served as Executive Vice President and General Manager, Kraft Snacks division (2001 – 2003) of Kraft Foods, Inc., and Executive Vice President and General Manager, Kraft Confection division (2001) of Kraft Foods, Inc. prior to joining Campbell in 2003. Nancy A. Reardon served as Executive Vice President of Human Resources, Comcast Cable Communications (2002 – 2004) and Executive Vice President – Human Resources/Corporate Affairs (1997 – 2002) of Borden Capital Management Partners prior to joining Campbell in 2004. Mark A. Sarvary served as Chief Executive Officer, J. Crew Group (1999 – 2002) prior to joining Campbell in 2002. David R. White served as Vice President, Product Supply – Global Family Care
Business (1999 – 2004) of The Procter & Gamble Company prior to joining Campbell in 2004. The company has employed Douglas R. Conant, Anthony P. DiSilvestro, M. Carl Johnson, III, Ellen Oran Kaden, Larry S. McWilliams, Robert A. Schiffner and Doreen A. Wright in an executive or managerial capacity for at least five years.
There is no family relationship among any of the company’s executive officers or between any such officer and any director of Campbell. All of the executive officers were elected at the November 2005 meeting of the Board of Directors.

Part II

Item 5. Market for Registrant’s Capital Stock, Related Shareowner Matters and Issuer Purchases of Equity Securities
Market for Registrant’s Capital Stock
The company’s capital stock is listed and principally traded on the New York Stock Exchange. The company’s capital stock is also listed on the SWX Swiss Exchange. On September 19,
2006, there were 29,889 holders of record of the company’s capital stock. Market price and dividend information with respect to the company’s capital stock are set forth in Note 24 to the Consolidated Financial Statements. In September 2006, the company increased the quarterly dividend to be paid in the first quarter of fiscal 2007 to $0.20 per share. Future dividends will be dependent upon future earnings, financial requirements and other factors.

Issuer Purchases of Equity Securities

					Total Number		Approximate Dollar
					of Shares		Value of Shares
	Total				Purchased as		that May Yet Be
	Number of		Average		Part of Publicly		Purchased Under the
	Shares		Price Paid		Announced Plans		Plans or Programs
Period	Purchased	[1]	Per Share	[2]	or Programs	[3]	($ in millions)	[3]

5/1/06 – 5/31/06	1,142,698	[4]	$34.64	[4]	408,120		$492
6/1/06 – 6/30/06	4,180,000	[5]	$35.90	[5]	1,496,440		$438
7/1/06 – 7/30/06	3,627,254	[6]	$36.92	[6]	1,016,140		$400

Total	8,949,952		$36.15		2,920,700		$400

1	Includes (i) 6,009,300 shares repurchased in open-market transactions to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 19,952 shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted shares. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the company’s shares on the date of vesting.

2	Average price paid per share is calculated on a settlement basis and excludes commission.

3	On November 21, 2005, the company announced that its Board of Directors authorized the purchase of up to $600 million of company capital stock on the open market or through privately negotiated transactions through the end of fiscal 2008. As previously disclosed on August 15, 2006, subsequent to the end of the fourth quarter of fiscal 2006, the company announced that its Board of Directors authorized the purchase of an additional $620 million of company capital stock, which is expected to be completed in fiscal 2007. This new authorization is in addition to the November 21, 2005 plan described above. Pursuant to this new authorization, the company entered into accelerated repurchase agreements on September 28, 2006, with a financial institution to repurchase approximately $600 million of stock.

4	Includes (i) 731,880 shares repurchased in open-market transactions at an average price of $34.64 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 2,698 shares owned and tendered by employees at an average price per share of $32.16 to satisfy tax withholding requirements on the vesting of restricted shares.

5	Includes 2,683,560 shares repurchased in open-market transactions at an average price of $35.90 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans.

6	Includes (i) 2,593,860 shares repurchased in open-market transactions at an average price of $36.87 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 17,254 shares owned and tendered by employees at an average price per share of $37.61 to satisfy tax withholding requirements on the vesting of restricted shares.

Item 6. Selected Financial Data
Five-Year Review – Consolidated

(millions, except per share amounts)

Fiscal Year	2006	[1]	2005	2004	[2]	2003	[3]	2002	[4]

Summary of Operations
Net sales	$7,343		$7,072	$6,660		$6,271		$5,771
Earnings before interest and taxes	1,151		1,132	1,038		1,030		923
Earnings before taxes	1,001		952	870		849		737
Earnings from continuing operations	755		644	582		568		477
Earnings from discontinued operations	11		63	65		58		48
Cumulative effect of accounting change	—		—	—		(31)		—
Net earnings	766		707	647		595		525

Financial Position
Plant assets – net	$1,954		$1,987	$1,901		$1,843		$1,684
Total assets	7,870		6,776	6,662		6,205		5,721
Total debt	3,213		2,993	3,353		3,528		3,645
Shareowners’ equity (deficit)	1,768		1,270	874		387		(114)

Per Share Data
Earnings from continuing operations – basic	$1.86		$1.57	$1.42		$1.38		$1.16
Earnings from continuing operations – assuming dilution	1.82		1.56	1.41		1.38		1.16
Net earnings – basic	1.88		1.73	1.58		1.45		1.28
Net earnings – assuming dilution	1.85		1.71	1.57		1.45		1.28
Dividends declared	0.72		0.68	0.63		0.63		0.63

Other Statistics
Capital expenditures	$309		$332	$288		$283		$269
Weighted average shares outstanding	407		409	409		411		410
Weighted average shares outstanding – assuming dilution	414		413	412		411		411
(All per share amounts below are on a diluted basis.)
In 2006, the company entered into an agreement to sell its United Kingdom and Irish businesses. The sale was completed in August 2006. The results of operations of the businesses have been reflected as discontinued operations for all periods presented.
As of August 1, 2005, the company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS No. 123R). Under SFAS No. 123R, compensation expense is to be recognized for all stock-based awards, including stock options. Had all stock-based compensation been expensed in 2005, Earnings from continuing operations would have been $616 and earnings per share would have been $1.49. Net earnings would have been $678 and earnings per share would have been $1.64. The pro forma reduction on earnings from continuing operations in prior years would have been as follows: 2004 – $28 or $.07 per share; 2003 – $24 or $.06 per share; 2002 – $15 or $.04 per share.
In 2003, the company adopted SFAS No. 142 resulting in the elimination of amortization of goodwill and other indefinite-lived intangible assets. The 2002 results have not been restated.

1	The 2006 earnings from continuing operations were impacted by the following: a $60 ($.14 per share) benefit from the favorable resolution of a U.S. tax contingency; an $8 ($.02 per share) benefit from a change in inventory accounting method; incremental tax expense of $13 ($.03 per share) associated with the repatriation of non-U.S. earnings under the American Jobs Creation Act; and a $14 ($.03 per share) tax benefit related to higher levels of foreign tax credits, which can be utilized as a result of the sale of the businesses in the United Kingdom and Ireland. The 2006 results of discontinued operations included $56 of deferred tax expense due to book/tax basis differences and $5 of after-tax costs associated with the sale of the businesses (aggregate impact of $.15 per share).

2	2004 results from continuing operations included a pre-tax restructuring charge of $26 ($18 after tax or $.04 per share) related to a reduction in workforce and the implementation of a distribution and logistics realignment in Australia. Results from discontinued operations included an after-tax effect of $4 ($.01 per share) associated with a reduction in workforce.

3	The 2003 fiscal year consisted of fifty-three weeks compared to fifty-two weeks in all other periods. The additional week contributed 2 percentage points of the sales increase compared to 2002, and approximately $.02 per share to net earnings.

4	2002 results included pre-tax costs of $20 ($14 after tax or $.03 per share) related to an Australian manufacturing reconfiguration.
Five-Year Review should be read in conjunction with the Notes to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Overview
Campbell Soup Company is a global manufacturer and marketer of high-quality, branded convenience food products. The company is organized and reports operating results as follows: U.S. Soup, Sauces and Beverages, Baking and Snacking and International Soup and Sauces, with the balance of the portfolio, which includes Godiva Chocolatier worldwide and the Away From Home operations, reported as Other. See also Note 5 to the Consolidated Financial Statements for additional information on segments.
On August 15, 2006, the company completed the sale of its businesses in the United Kingdom and Ireland for £460 million, or approximately $870 million, pursuant to a Sale and Purchase Agreement dated July 12, 2006. The United Kingdom and Irish businesses include Homepride sauces, OXO stock cubes, Batchelors soups and McDonnells and Erin soups. The purchase price is subject to certain post-closing adjustments. The company has reflected the results of these businesses as discontinued operations in the consolidated statements of earnings for all years presented. The assets and liabilities of these businesses were reflected as assets and liabilities of discontinued operations held for sale in the consolidated balance sheet as of July 30, 2006. The company will use approximately $620 million of the net proceeds to purchase company stock. These purchases are expected to be completed in 2007. See Note 2 to the Consolidated Financial Statements for additional information.
Results of Operations
2006 Net earnings were $766 million ($1.85 per share) in 2006 compared to $707 million ($1.71 per share) in 2005. Earnings from continuing operations were $755 million ($1.82 per share) in 2006 and $644 million ($1.56 per share) in 2005. (All earnings per share amounts included in Management’s Discussion and Analysis are presented on a diluted basis.)
There were several items that impacted the comparability of earnings:
•	As of August 1, 2005, the company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS No. 123R). Under SFAS No. 123R,

compensation expense is to be recognized for all stock-based awards, including stock options. Had all stock-based compensation been expensed in 2005, Earnings from continuing operations would have been $616 million and earnings per share would have been $1.49. Net earnings would have been $678 million and earnings per share would have been $1.64 (See Notes 1 and 21 to the Consolidated Financial Statements);

•
In the first quarter of 2006, the company recorded a non-cash tax benefit of $47 million resulting from the favorable resolution of a U.S. tax contingency related to transactions in government securities in a prior period. In addition, the company reduced interest expense and accrued interest payable by $21 million and adjusted deferred tax expense by $8 million ($13 million after tax). The aggregate non-cash impact of the settlement on Earnings from continuing operations was $60 million, or $.14 per share. (See Note 11 to the Consolidated Financial Statements);

•
In the first quarter of 2006, a $13 million pre-tax gain was recognized due to a change in the method of accounting for certain U.S. inventories from the LIFO method to the average cost method. The impact on Earnings from continuing operations was $8 million, or $.02 per share. Prior periods were not restated since the impact of the change on previously issued financial statements was not considered material. (See Note 13 to the Consolidated Financial Statements);

•
In 2006, incremental tax expense of $13 million, or $.03 per share, was recognized associated with incremental dividends of $294 million as the company finalized its plan to repatriate earnings from non-U.S. subsidiaries under the provisions of the American Jobs Creation Act (the AJCA);

•
In the fourth quarter of 2006, the company recorded a non-cash tax benefit of $14 million, or $.03 per share, from the anticipated use of higher levels of foreign tax credits, which can be utilized as a result of the sale of the company’s United Kingdom and Irish businesses in August 2006; and

•
The 2006 results of discontinued operations included $56 million of deferred tax expense due to book/tax basis differences and $7 million pre-tax costs ($5 million after tax) associated with the sale of the businesses. The aggregate impact of these items was $.15 per share.

The items impacting comparability are summarized below:

	2006		2005
(millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact

Earnings from continuing operations	$755	$1.82	$644	$1.56

Net earnings	$766	$1.85	$707	$1.71

Pro forma impact of SFAS No. 123R	$—	$—	$(28)	$(0.07)
Impact of change in inventory accounting method	(8)	(0.02)	—	—
Favorable resolution of a U.S. tax contingency	(60)	(0.14)	—	—
Tax expense on repatriation of earnings under the AJCA	13	0.03	—	—
Tax benefit related to the use of foreign tax credits	(14)	(0.03)	—	—

Impact of significant items on continuing operations[1]	$(69)	$(0.17)	$(28)	$(0.07)

Deferred taxes and after-tax costs associated with the sale of discontinued operations	61	0.15	—	—
Pro forma impact of SFAS No. 123R	—	—	(1)	—

Impact of significant items on net earnings	$(8)	$(0.02)	$(29)	$(0.07)

1	The sum of the individual per share amounts does not equal due to rounding.
The remaining improvement in 2006 earnings from 2005 was due to an increase in sales, an improvement in gross margin as a percentage of sales, a lower effective tax rate, and higher interest income, partially offset by higher administrative and marketing and selling costs.
2005 Earnings from continuing operations were $644 million ($1.56 per share) in 2005 compared to $582 million ($1.41 per share) in 2004. Earnings from continuing operations between 2005 and 2004 were impacted by an increase in sales, lower corporate expenses and the favorable impact of currency, partially offset by a decline in gross margin as a percentage of sales and an increase in interest expense. The 2004 results were also impacted by the following:
•
A pre-tax restructuring charge of $26 million ($18 million after tax or $.04 per share) related to a reduction in workforce and the implementation of a distribution and logistics realignment in Australia. (See also the section entitled Restructuring Program and Note 6 to the Consolidated Financial Statements);

•	A pre-tax gain of $16 million ($10 million after tax or $.02 per share) from a settlement of a class action lawsuit involving ingredient suppliers; and
•	A pre-tax gain of $10 million ($6 million after tax or $.02 per share) from a sale of a manufacturing site in California.
The gains were recorded in Other expenses/(income).
Had all stock-based compensation been expensed, Net earnings would have been $678 million and earnings per share would have been $1.64 in 2005; Net earnings would have been $618 million and earnings per share would have been $1.50 in 2004. Earnings from continuing operations would have been $616 million ($1.49 per share) in 2005 and $554 million ($1.34 per share) in 2004.
Sales
An analysis of net sales by reportable segment follows:

				% Change
				2006/	2005/
(millions)	2006	2005	2004	2005	2004

U.S. Soup, Sauces and Beverages	$3,257	$3,098	$2,998	5	3
Baking and Snacking	1,747	1,742	1,613	—	8
International Soup and Sauces	1,255	1,227	1,146	2	7
Other	1,084	1,005	903	8	11

	$7,343	$7,072	$6,660	4	6

An analysis of percent change of net sales by reportable segment follows:

	U.S. Soup,	Baking	International
	Sauces and	and	Soup and
2006/2005	Beverages	Snacking	Sauces	Other	Total

Volume and Mix	(1)%	—%	3%	6%	1%
Price and Sales Allowances	6	3	—	3	3
Increased Promotional Spending[1]	—	(2)	—	(1)	—
Currency	—	(1)	(1)	—	—

	5%	—%	2%	8%	4%

	U.S. Soup,	Baking	International
	Sauces and	and	Soup and
2005/2004	Beverages	Snacking	Sauces	Other	Total

Volume and Mix	2%	4%	2%	7%	3%
Price and Sales Allowances	1	3	1	3	2
Increased Promotional Spending[1]	—	(1)	(2)	—	(1)
Currency	—	2	6	1	2

	3%	8%	7%	11%	6%

1	Represents revenue reductions from trade promotion and consumer coupon redemption programs.
In 2006, U.S. Soup, Sauces and Beverages sales increased 5%. U.S. soup sales increased 4% as condensed soup sales increased 5%, ready-to-serve soup sales increased 1% and broth sales increased 11%. The U.S. Soup sales growth was primarily driven by higher prices across the portfolio. Condensed soup also benefited from the additional installation of gravity-feed shelving systems and increased advertising. The ready-to-serve sales performance was positively impacted by the introductions of Campbell’s Select Gold Label soups in aseptic packaging and Campbell’s Chicken Noodle, Tomato and Vegetable soups in microwavable bowls, which were partially offset by the discontinuance of Campbell’s Kitchen Classics soups and a decline in Campbell’s Chunky soups. The introduction of Campbell’s Chicken Noodle, Tomato and Vegetable soups in microwavable bowls, combined with sales gains from Campbell’s Chunky and Campbell’s Select soups in microwavable bowls and Campbell’s Soup at Hand sippable soups, drove significant growth in the convenience platform. Swanson broth sales growth was primarily due to volume gains of aseptically-packaged products and successful holiday merchandising. In other parts of the business, Prego pasta sauces and Pace Mexican sauces delivered solid sales growth. Beverage sales increased double digits driven by V8 vegetable juices, which had strong volume growth. The introduction of V8 V-Fusion juice beverages also contributed to sales growth, while sales of V8 Splash juice beverages declined.
In 2005, U.S. Soup, Sauces and Beverages sales increased 3%. U.S. soup sales increased 5%, driven by an 8% gain in condensed soup and a 12% increase in broth, partially offset by a 1% decline in ready-to-serve soup. The U.S. condensed soup increase was driven by a double-digit increase in eating soups, due in part to the combination of successful merchandising and kids promotional marketing programs, increased advertising and higher prices. Cooking varieties of condensed soup also achieved sales growth behind strong performance during the holiday season. Condensed soup sales also benefited from gravity-feed shelving systems installed in retail stores. Broth sales increased, driven by gains achieved through its expanded use in cooking and strong consumer response to two new organic varieties in aseptic containers introduced earlier in 2005. In ready-to-serve soup, Campbell’s Chunky soup sales increased 7%. These gains were offset by declines in sales of Campbell’s Select soups and Campbell’s Kitchen Classics soups. The Campbell’s Select soups decline of 15% was due to volume losses resulting from competitive activity. Sales of microwavable soups were flat for the year, as double-digit growth of Campbell’s Chunky and Campbell’s Select soups in microwavable bowls was offset by declines in Campbell’s Soup at Hand sippable soups. In other parts of the business, the launch of Campbell’s Chunky chili in 2005 added to sales gains. Campbell’s SpaghettiOs pasta sales rose as consumers responded to the transition from the Franco-American brand to the Campbell’s brand and to new advertising. Sales of Prego pasta sauces declined slightly, while sales of Pace Mexican sauces were flat for the year. V8 vegetable juice sales increased due to higher prices and improved volume, while sales of V8 Splash juice beverages and Campbell’s tomato juice declined.
In 2006, Baking and Snacking sales were flat versus 2005 as growth at Pepperidge Farm was offset by declines in the Arnott’s business. Pepperidge Farm reported sales increases in its bakery and cookies and crackers businesses. Sales of bakery products increased due to the strong performance of Pepperidge Farm whole grain breads. Sales gains in cookies and crackers were primarily due to double-digit growth of Pepperidge Farm Goldfish snack crackers. Arnott’s sales declined, primarily due to a decline in the Australian snack foods business and the unfavorable impact of currency.
Baking and Snacking sales increased 8% in 2005 versus 2004. Pepperidge Farm contributed significantly to the sales increase as a result of sales gains across bakery, cookies and crackers and frozen, primarily due to higher volume and increased prices. The fresh bakery business experienced double-digit growth as a result of expanded distribution and product improvements on bagels and English muffins along with strong results from Pepperidge Farm Farmhouse breads and Pepperidge Farm Carb Style breads and rolls. In cookies and crackers, sales growth was driven by Pepperidge Farm Chocolate Chunk cookies, four new soft-baked varieties of cookies, and the introduction of sugar-free cookies and Whims poppable snacks. In addition, Pepperidge Farm Goldfish snack crackers delivered sales growth. Pepperidge Farm frozen product sales increased behind the strong performance of pot pies, breads and pastry. Arnott’s sales grew primarily due to currency and volume gains. Arnott’s achieved sales growth in each of its three businesses: sweet biscuits, savory biscuits and salty snacks.
International Soup and Sauces sales increased 2% in 2006 versus 2005. In Canada, sales increased due to the favorable impact of currency and a strong performance in ready-to-serve soup, which grew double digits, aided by the introduction of Campbell’s Soup at Hand sippable soups. Sales from the Australian soup business increased double digits, primarily due to the performance of ready-to-serve soup and broth. In Europe, sales declined primarily due to currency. Excluding the impact of currency, sales grew slightly driven by the business in Belgium and higher sales of V8 vegetable juice.
International Soup and Sauces sales increased 7% in 2005 versus 2004, driven primarily by currency. In Europe, strong sales gains of wet and dry soups in France and Campbell’s wet soups in Belgium also contributed to growth. In Asia Pacific, Australian beverages and broth delivered volume gains, while sales increased in Asia, in part, from the launch of a new dry soup product targeting breakfast consumption. Canada achieved volume growth due in part to its ready-to-serve soup business which includes a new aseptic variety, Campbell’s Gardennay soup.
In Other, sales increased 8% in 2006 versus 2005. Godiva Chocolatier sales increased primarily due to same-store sales growth in all regions, new product introductions in the U.S., an increase in duty-free sales in Europe and new stores in Asia. Away From Home sales increased primarily due to sales growth in soup, including refrigerated soups, and beverages.
In Other, sales increased 11% in 2005 versus 2004. Away From Home delivered strong sales growth, led by premium refrigerated soups. Godiva Chocolatier’s worldwide sales increased double digits with North America, Europe and Asia all contributing to growth. In North America, Godiva achieved double-digit same-store sales results driven by successful new products, including sugar-free chocolates and the relaunch of truffles.
Gross Profit Gross profit, defined as Net sales less Cost of products sold, increased by $178 million in 2006. As a percent of sales, gross profit was 41.9% in 2006, 41.0% in 2005 and 41.4% in 2004. The percentage point increase in 2006 was due to higher selling prices (approximately 2.0 percentage points), productivity improvements (approximately 1.8 percentage points), and a change in the method of accounting for inventory (approximately 0.2 percentage points), partially offset by a higher level of promotional spending (approximately 0.1 percentage points), mix (approximately 0.2 percentage points) and inflation and other factors (approximately 2.8 percentage points). The percentage point decrease in 2005 was due to the impact of inflation and other factors (approximately 3.1 percentage points) and a higher level of promotional spending (approximately 0.3 percentage points), partially offset by mix (approximately 0.2 percentage points), productivity improvements (approximately 1.9 percentage points) and higher selling prices (approximately 0.9 percentage points).
Gross profit would have been $4 million lower in 2005 and 2004 had all stock-based compensation been expensed.
Marketing and Selling Expenses Marketing and selling expenses as a percent of sales were 16.4% in 2006, 16.0% in 2005 and 16.5% in 2004. Marketing and selling expenses increased 6% in 2006. The increase was driven primarily by higher advertising (approximately 3 percentage points), higher selling expenses (approximately 2 percentage points) and increased stock-based compensation recognized under SFAS No. 123R (approximately 1 percentage point). In 2005, Marketing and selling expenses increased 3% from 2004. The increase was driven by higher levels of advertising and currency.
Marketing and selling expenses would have been $12 million higher in 2005 and $11 million higher in 2004 had all stock-based compensation been expensed.
Administrative Expenses Administrative expenses as a percent of sales were 8.4% in 2006 and 7.8% in 2005 and 2004. Administrative expenses increased 12% in 2006 from 2005. The increase was due to higher stock-based compensation recognized under SFAS No. 123R (approximately 5 percentage points), higher compensation and benefit expenses (approximately 5 percentage points), and an increase in costs associated with the ongoing implementation of the SAP enterprise-resource planning system in North America (approximately 2 percentage points). Administrative expenses increased by 5% in 2005 from 2004. Currency accounted for approximately 1 percentage point of the increase and costs associated with the implementation of the SAP enterprise-resource planning system in North America and higher general administrative expenses each accounted for 2 percentage points of the increase.
Administrative expenses would have been $25 million higher in 2005 and $26 million higher in 2004 had all stock-based compensation been expensed.
Research and Development Expenses Research and development expenses increased $9 million or 10% in 2006 from 2005 primarily due to higher stock-based compensation recognized under SFAS No. 123R and expenses related to new product development. Research and development expenses increased $2 million or 2% in 2005 from 2004 primarily due to currency.
Research and development expenses would have been $4 million higher in 2005 and 2004 had all stock-based compensation been expensed.
Other Expenses / (Income) Other expense of $5 million in 2006 included the cost of acquiring the rights to the Pepperidge Farm Goldfish trademark in certain non-U.S. countries and a write-down of a trademark used in the Australian snack foods market.
Other income in 2005 of $5 million was primarily royalty income related to the company’s brands.
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
Operating Earnings Segment operating earnings increased 5% in 2006 from 2005. Segment operating earnings increased 6% in 2005 from 2004. Operating earnings would have been $45 million lower in 2005 and 2004 had all stock-based compensation been expensed.

An analysis of operating earnings by reportable segment follows:

					% Change
					2006/	2005/
(millions)	2006	2005	2004	[1]	2005	2004

U.S. Soup, Sauces and Beverages	$815	$747	$730		9	2
Baking and Snacking	187	198	166		(6)	19
International Soup and Sauces	144	143	128		1	12
Other	110	110	101		—	9

	1,256	1,198	1,125		5	6
Corporate	(105)	(66)	(87)

	$1,151	$1,132	$1,038

1	Contributions to earnings by segment included the effect of a pre-tax fourth quarter 2004 restructuring charge of $26 million as follows: U.S. Soup, Sauces and Beverages —$8 million, Baking and Snacking — $10 million, International Soup and Sauces — $4 million, Other — $3 million and Corporate — $1 million.
Earnings from U.S. Soup, Sauces and Beverages increased 9% in 2006 from 2005. The 2005 earnings would have been $4 million lower had all stock-based compensation been expensed. The 2006 results included an $8 million benefit from the change in the method of accounting for inventories. The remaining increase in earnings was primarily due to higher selling prices and productivity gains, which were partially offset by cost inflation and higher advertising.
Earnings from U.S. Soup, Sauces and Beverages increased 2% in 2005 versus 2004. The 2004 results included an $8 million restructuring charge. The remaining increase in 2005 was due to productivity improvements and higher sales volume and prices, partially offset by cost inflation and increased marketing. Earnings in 2005 and 2004 would have been $4 million and $6 million lower, respectively, had all stock-based compensation been expensed.
Earnings from Baking and Snacking decreased 6% in 2006 from 2005. The 2005 earnings would have been $8 million lower had all stock-based compensation been expensed. The 2006 results included a $5 million benefit from the change in the method of accounting for inventories. The earnings results were driven by declines in the Indonesian biscuit business and the Australian snack foods business, and the unfavorable impact of currency, partially offset by higher earnings at Pepperidge Farm.
Earnings from Baking and Snacking increased 19% in 2005 versus 2004. The 2004 results included a $10 million restructuring charge. Currency accounted for 3 percentage points of the earnings increase. The remaining increase in earnings was due to sales growth in Pepperidge Farm and improvement in the snack foods business in Australia, partially offset by expenses associated with the implementation of a new sales and distribution system in Australia. Earnings in 2005 and 2004 would have been $8 million lower had all stock-based awards been expensed.
Earnings from International Soup and Sauces increased 1% in 2006 from 2005. The 2005 earnings would have been $3 million lower had all stock-based compensation been expensed. The increase in earnings was primarily due to strong market performance in Canada, partially offset by expenses associated with improving the cost structure of the supply chain in Europe and an organizational realignment in Europe due to the sale of the United Kingdom and Irish businesses.
Earnings from International Soup and Sauces increased 12% in 2005 versus 2004. The 2004 results included a $4 million restructuring charge. The remaining increase in earnings was due to the favorable impact of currency (8 percentage points) and operating earnings growth in Canada, partially offset by a decline in Latin America. Earnings in 2005 and 2004 would have been $3 million lower had all stock-based compensation been expensed.
Earnings from Other were $110 million in both 2006 and 2005. Prior year earnings would have been $6 million lower had all stock-based awards been expensed. The increase was primarily due to earnings growth in Godiva Chocolatier.
Earnings from Other increased 9% in 2005 versus 2004. The 2004 results included a $3 million restructuring charge. Currency accounted for 2 percentage points of the increase. The remainder of the increase was due to the strong sales growth in Godiva Chocolatier and Away From Home. Earnings in 2005 and 2004 would have been $6 million lower had all stock-based compensation been expensed.
Corporate expenses increased $39 million from $66 million in 2005 to $105 million in 2006. The 2005 expenses would have been $24 million higher had all stock-based compensation been expensed. The remaining increase was primarily due to costs associated with the ongoing implementation of the SAP enterprise-resource planning system in North America.
Corporate expenses decreased $21 million from $87 million in 2004 to $66 million in 2005 due to lower costs associated with ongoing litigation, lower adjustments related to the carrying value of long-term investments in affordable housing partnerships, and lower expenses from currency hedging related to the financing of international activities, partially offset by the gains in 2004 related to the company’s share of a class action lawsuit involving ingredient suppliers and the sale of a manufacturing site in California. Corporate expenses would have been $24 million higher in 2005 and $22 million higher in 2004 had all stock-based compensation been expensed.
Interest Expense/Income Interest expense decreased 10% in 2006 from 2005, primarily due to a non-cash reduction of $21 million associated with the favorable settlement of a U.S. tax contingency and lower levels of debt, partially offset by higher interest rates. Interest income increased to $15 million in 2006 from $4 million in 2005 due to higher levels of cash and cash equivalents.

Interest expense increased 6% in 2005 from 2004 primarily due to higher interest rates, partially offset by lower levels of debt.
Taxes on Earnings The effective tax rate was 24.6% in 2006, 32.4% in 2005, and 33.1% in 2004. The reduction in rate from 2005 to 2006 was attributable primarily to the favorable resolution of federal income tax audits of $68 million, including $47 million related to transactions involving government securities, an increased deduction related to U.S. manufacturing activities under the AJCA of $10 million, and higher levels of foreign tax credits of $14 million, partially offset by incremental tax expense associated with the repatriation of non-U.S. earnings under the AJCA of $13 million. The reduction in the rate in 2005 from 2004 was due to lower international taxes, which reflected a one-time benefit in Australia related to a change in tax law.
Discontinued Operations The results of the company’s businesses in the United Kingdom and Ireland are classified as discontinued operations. Results of the businesses are summarized below:

(millions)	2006	2005	2004

Net sales	$435	$476	$449

Earnings before taxes	$83	$78	$77
Taxes on earnings	72	15	12

Earnings from discontinued operations	$11	$63	$65

The 2006 results included $56 million of deferred tax expense, which was recognized in accordance with Emerging Issues Task Force Issue No. 93-17 “Recognition of Deferred Tax Assets for a Parent Company’s Excess Tax Basis in the Stock of a Subsidiary That is Accounted for as a Discontinued Operation.” Results also included $7 million pre-tax ($5 million after tax) of costs associated with the sale of the businesses. The remaining increase in earnings was primarily due to lower marketing and administrative expenses, partially offset by the decline in sales, the unfavorable impact of currency, and a higher tax rate.
The decline in earnings from $65 million in 2004 to $63 million in 2005 was primarily due to lower gross margins and a higher effective tax rate. The 2004 results included a $6 million pre-tax restructuring charge ($4 million after tax).
Restructuring Program A restructuring charge included in Earnings from continuing operations of $26 million ($18 million after tax) was recorded in the fourth quarter 2004 for severance and employee benefit costs associated with a worldwide reduction in workforce and with the implementation of a sales and logistics realignment in Australia. These programs are part of cost savings initiatives designed to improve the company’s operating margins and asset utilization. Approximately 400 positions were eliminated under the reduction in workforce program, resulting in a restructuring charge of $17 million in Earnings from continuing operations. The reductions represented the elimination of layers of management, elimination of redundant positions due to the realignment of operations in North America, and reorganization of the U.S. sales force. The majority of the terminations occurred in the fourth quarter of 2004. Annual pre-tax savings from the reduction are expected to be approximately $37 million. The sales and logistics realignment in Australia involves the conversion of a direct store delivery system to a central warehouse system, outsourcing of warehouse operations, and the consolidation of the field sales organization. A restructuring charge of $9 million was recorded for this program. As a result of this program, over 200 positions will be eliminated. The majority of the terminations occurred in 2005. Annual pre-tax benefits are expected to be approximately $12 million beginning in 2008. The cash outflows related to these programs are not expected to have a material adverse effect on the company’s liquidity.
See Note 6 to the Consolidated Financial Statements for further discussion of these programs.
A restructuring charge of $6 million ($4 million after tax) was recorded by the United Kingdom and Irish businesses associated with a reduction in workforce and is included in Earnings from discontinued operations. See also Note 2 to the Consolidated Financial Statements.
Liquidity and Capital Resources
Net cash flows from operating activities provided $1,226 million in 2006, compared to $990 million in 2005. The increase was due primarily to a reduction in working capital and an increase in earnings. Net cash flows from operating activities provided $990 million in 2005, compared to $744 million in 2004. The increase was due primarily to a lower increase in working capital, an increase in earnings, and lower cash settlements related to foreign currency hedging transactions. Over the last three years, operating cash flows totaled approximately $3 billion. This cash generating capability provides the company with substantial financial flexibility in meeting its operating and investing needs.
Capital expenditures were $309 million in 2006, $332 million in 2005 and $288 million in 2004. Capital expenditures are projected to be approximately $325 to $350 million in 2007. Capital expenditures in 2006 included investments to increase the manufacturing capacity for refrigerated soups, implement the SAP enterprise-resource planning system in North America, and implement certain quality and productivity projects in U.S. manufacturing facilities. The increase in 2005 was primarily driven by investments to increase manufacturing capacity for microwavable products, implement the SAP enterprise-resource planning system in North America, increase manufacturing capacity for refrigerated soups, and implement a new sales and distribution system in Australia.

Businesses acquired, as presented in the Statements of Cash Flows, represents the acquisition of certain brands from George Weston Foods Limited in Australia in the first quarter of 2004.
Long-term borrowings in 2006 included the issuance of $202 million of five-year variable-rate debt in Australia due July 2011. The proceeds were used to repatriate earnings pursuant to the AJCA. While planning for the issuance of the debt, the company entered into interest rate swap agreements to effectively fix the interest rate on $149 million of the debt prior to its issuance.
As of July 30, 2006, the company had $300 million available for issuance under a $1 billion shelf registration statement filed with the Securities and Exchange Commission in June 2002. Under the registration statement, the company may issue debt securities, depending on market conditions.
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
Dividend payments were $292 million in 2006, $275 million in 2005 and $259 million in 2004. Annual dividends declared in 2006 were $.72 per share, $.68 per share in 2005 and $.63 per share in 2004. The 2006 fourth quarter rate was $.18 per share.
Excluding shares owned and tendered by employees to satisfy tax withholding requirements on vesting of restricted shares, the company repurchased 15 million shares at a cost of $506 million during 2006, compared to 4 million shares at a cost of $110 million during 2005 and 2 million shares at a cost of $56 million during 2004. Of the 2006 repurchases, 6 million shares at a cost of $200 million were under the Board of Directors authorization announced on November 21, 2005 to purchase up to $600 million of company stock through fiscal 2008. The remaining shares were repurchased to offset the impact of dilution from shares issued under the company’s stock compensation plans. See “Market for Registrant’s Capital Stock, Related Shareowner Matters and Issuer Purchases of Equity Securities” for more information.
At July 30, 2006, the company had $1,097 million of notes payable due within one year and $33 million of standby letters of credit issued on behalf of the company. The company maintained committed revolving credit facilities totaling $1.5 billion, which were unused at July 30, 2006 except for $1 million of standby letters of credit. Another $32 million of standby letters of credit was issued under a separate facility. In September 2006, the company entered into a $1.5 billion, 5-year revolving credit facility that will mature in September 2011. This facility replaced the existing $500 million 364-day revolving credit facility that matured in September 2006 and the $1 billion revolving multi-year credit facility that would have matured in September 2010. These agreements support the company’s commercial paper programs.
The company is in compliance with the covenants contained in its revolving credit facilities and debt securities.
Cash and cash equivalents were $657 million at July 30, 2006 and $40 million at July 31, 2005. The company expects to maintain higher cash balances until $600 million of notes payable that matures in 2007 are repaid.
The company believes that foreseeable liquidity and capital resource requirements, including notes payable due within one year and cash outflows to repurchase shares and pay dividends, are expected to be met through cash and cash equivalents, anticipated cash flows from operations, long-term borrowings under its shelf registration and short-term borrowings, including commercial paper. The company believes that its sources of financing are adequate to meet its future liquidity and capital resource requirements. The cost and terms of any future financing arrangements depend on the market conditions and the company’s financial position at that time.
On August 15, 2006, the company completed the sale of its United Kingdom and Irish businesses for £460 million or approximately $870 million. The company also announced that its Board of Directors authorized using approximately $620 million of the net proceeds of the sales to purchase company stock. These purchases are expected to be completed in 2007. On September 28, 2006, the company entered into accelerated share repurchase agreements with a financial institution to repurchase approximately $600 million of stock. This share repurchase authority is in addition to the three-year $600 million share repurchase plan announced in November 2005 and the company’s ongoing practice of buying back shares sufficient to offset shares issued under incentive compensation plans. The remaining net proceeds will be used to pay taxes and expenses associated with the sale, to settle foreign currency hedging contracts associated with intercompany financing transactions of the businesses, and to repay debt.
Contractual Obligations and Other Commitments
Contractual Obligations The following table summarizes the company’s obligations and commitments to make future payments under certain contractual obligations. For additional information on debt, see Note 18 to the Consolidated Financial Statements. Operating leases are primarily entered into for warehouse and office facilities, retail store space, and certain equipment. Purchase commitments represent purchase orders and long-term purchase arrangements related to the procurement of ingredients, supplies, machinery, equipment and services. These commitments are not expected to have a material impact on liquidity. Other long-term liabilities primarily represent payments related to deferred compensation obligations and postemployment benefits. For additional information on other long-term liabilities, see Note 19 to the Consolidated Financial Statements.

	Contractual Payments Due by Fiscal Year
			2008-	2010-
(millions)	Total	2007	2009	2011	Thereafter

Debt obligations[1]	$3,213	$1,097	$308	$912	$896
Interest payments[2]	884	175	263	216	230
Purchase commitments	1,484	997	441	31	15
Operating leases	335	77	114	80	64
Derivative payments[3]	197	167	14	1	15
Other long-term liabilities[4]	152	14	29	24	85

Total long-term cash obligations	$6,265	$2,527	$1,169	$1,264	$1,305

1	Includes capital lease obligations totaling $18 million, unamortized net premium on debt issuances, unamortized gain on a terminated interest rate swap and a loss on fair-value interest rate swaps. For additional information on debt obligations, see Note 18 to the Consolidated Financial Statements.

2	Interest payments for notes payable, long-term debt and derivative instruments are calculated as follows. For notes payable, interest is based on par values and rates of contractually obligated issuances at fiscal year end. For fixed-rate long-term debt, interest is based on principal amounts and fixed coupon rates at fiscal year end. For variable-rate long-term debt, interest is based on principal amounts and rates estimated over the life of the instrument using forward interest rates and applicable spreads. Interest on fixed-rate derivative instruments is based on notional amounts and fixed interest rates contractually obligated at fiscal year end. Interest on variable-rate derivative instruments is based on notional amounts contractually obligated at fiscal year end and rates estimated over the instrument’s life using forward interest rates plus applicable spreads.

3	Represents payments of cross-currency swaps and forward exchange contracts. Includes payments of derivatives settled in 2007 associated with the sale of the businesses in the United Kingdom and Ireland.

4	Represents other long-term liabilities, excluding deferred taxes and minority interest. This table does not include postretirement medical benefits, payments related to pension plans or unvested stock-based compensation. The company made a $22 million voluntary contribution to a U.S. plan subsequent to July 30, 2006.
Off-Balance Sheet Arrangements and Other Commitments
The company guarantees approximately 1,500 bank loans to Pepperidge Farm independent sales distributors by third party financial institutions used to purchase distribution routes. The maximum potential amount of the future payments the company could be required to make under the guarantees is $122 million. The company’s guarantees are indirectly secured by the distribution routes. The company does not believe that it is probable that it will be required to make guarantee payments as a result of defaults on the bank loans guaranteed. See also Note 22 to the Consolidated Financial Statements for information on off-balance sheet arrangements.
Inflation
During the past three years, inflation, on average, has been higher than previous years but has not had a significant effect on the company. The company uses a number of strategies to mitigate the effects of cost inflation. These strategies include increasing prices, pursuing cost productivity initiatives such as global procurement strategies, and making capital investments that improve the efficiency of operations.
Market Risk Sensitivity
The principal market risks to which the company is exposed are changes in commodity prices, interest rates and foreign currency exchange rates. In addition, the company is exposed to equity price changes related to certain employee compensation obligations. The company manages its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain its variable-to-total debt ratio within targeted guidelines. International operations, which accounted for approximately 30% of 2006 net sales, are concentrated principally in Australia, Canada, France and Germany. The company sold its operations in the United Kingdom and Ireland on August 15, 2006 as discussed in Note 2 to the Consolidated Financial Statements. The company manages its foreign currency exposures by borrowing in various foreign currencies and utilizing cross-currency swaps and forward contracts. Swaps and forward contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The company does not enter into contracts for speculative purposes and does not use leveraged instruments.
The company principally uses a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. The company may also enter into commodity futures contracts, as considered appropriate, to reduce the volatility of price fluctuations for commodities such as corn, cocoa, soybean meal, soybean oil, wheat and dairy. At

July 30, 2006 and July 31, 2005, the notional values and unrealized gains or losses on commodity futures contracts held by the company were not material.
The information below summarizes the company’s market risks associated with debt obligations and other significant financial instruments as of July 30, 2006. Fair values included herein have been determined based on quoted market prices. The information presented below should be read in conjunction with Notes 18 and 20 to the Consolidated Financial Statements.
The table below presents principal cash flows and related interest rates by fiscal year of maturity for debt obligations. Interest rates disclosed on variable-rate debt maturing in 2007 represent the weighted-average rates at the period end. Interest rates disclosed on variable-rate debt maturing in 2011 represent the weighted-average forward rates for the term. Notional amounts and related interest rates of interest rate swaps are presented by fiscal year of maturity. For the swaps, variable rates are the weighted-average forward rates for the term of each contract.

Expected Fiscal Year of Maturity

(millions)	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

Debt
Fixed Rate	$611	$5	$303	$3	$702	$896	$2,520	$2,579
Weighted-average interest rate	6.19%	4.17%	5.87%	5.10%	6.75%	5.86%	6.18%

Variable rate	$486[1]				$207[2]		$693	$693
Weighted-average interest rate	5.92%				6.81%		6.18%

Interest Rate Swaps
Fixed to variable	$200[3]		$175[4]			$500[5]	$875	$(29)
Average pay rate	7.33%		6.94%			5.66%	6.27%
Average receive rate	6.20%		5.88%			4.95%	5.39%

Variable to fixed	$77[6]	$50[6]	$27[6]				$154	$—
Average pay rate	6.74%	6.67%	6.83%				6.73%
Average receive rate	6.71%	6.77%	6.80%				6.74%

1	Represents $419 million equivalent of AUD borrowing, $55 million equivalent of CAD borrowing, and $12 million equivalent of borrowings in other currencies.

2	Represents $207 million equivalent of AUD borrowing.

3	Hedges $100 million of 5.50% notes and $100 million of 6.90% notes due in 2007.

4	Hedges $175 million of 5.875% notes due in 2009.

5	Hedges $300 million of 5.00% notes and $200 million of 4.875% notes due in 2013 and 2014, respectively.

6	Hedges a portion of $207 million equivalent of AUD borrowing.

As of July 31, 2005, fixed-rate debt of approximately $2.5 billion with an average interest rate of 6.17% and variable-rate debt of approximately $446 million with an average interest rate of 5.44% were outstanding. As of July 31, 2005, the company had also swapped $875 million of fixed-rate debt to variable. The average rate received on these swaps was 5.42% and the average rate paid was estimated to be 5.28% over the remaining life of the swaps.
The company is exposed to foreign exchange risk related to its international operations, including non-functional currency inter-company debt and net investments in subsidiaries.
The table below summarizes the cross-currency swaps outstanding as of July 30, 2006, which hedge such exposures, excluding contracts related to the divested United Kingdom and Irish businesses. The notional amount of each currency and the related weighted-average forward interest rate are presented in the Cross-Currency Swaps table.
Cross-Currency Swaps

		Interest	Notional	Fair
(millions)	Expiration	Rate	Value	Value

Pay variable EUR	2007	3.44%	$11	$—
Receive variable USD		5.43%

Pay variable EUR	2007	3.48%	$69	$(4)
Receive variable USD		5.46%

Pay fixed EUR	2007	5.46%	$200	$(92)
Receive fixed USD		5.75%

Pay variable CAD	2007	5.92%	$31	$(7)
Receive variable USD		6.78%

Pay variable SEK	2008	3.74%	$16	$(1)
Receive variable USD		5.97%

Pay fixed EUR	2008	2.92%	$69	$1
Receive fixed USD		4.47%

Pay fixed CAD	2009	5.13%	$60	$(17)
Receive fixed USD		4.22%

Pay fixed SEK	2010	4.53%	$32	$(3)
Receive fixed USD		4.29%

Pay fixed CAD	2014	6.24%	$60	$(21)
Receive fixed USD		5.66%

Total			$548	$(144)

The cross-currency swap contracts outstanding at July 31, 2005 represented one pay fixed SEK/receive fixed USD swap with a notional value of $32 million, a pay variable SEK/receive variable USD swap with a notional value of $32 million, a pay variable CAD/receive variable USD swap with a notional value of $53 million, two pay fixed CAD/receive fixed USD swaps with notional values of $120 million, two pay variable EUR/receive variable USD swaps with notional values of $89 million, two pay fixed EUR/receive fixed USD swaps with notional values of $269 million, a pay variable GBP/receive variable USD swap with a notional value of $125 million, and three pay fixed GBP/receive fixed USD swaps with notional values of $270 million. The notional value of these swap contracts was $990 million as of July 31, 2005 and the aggregate fair value of these swap contracts was $(168) million as of July 31, 2005.
The following contracts were outstanding at July 30, 2006 related to intercompany financing of the divested United Kingdom and Irish businesses. These instruments were settled in August 2006 in connection with the sale of the business.
Cross-Currency Swaps

	Interest	Notional	Fair
(millions)	Rate	Value	Value

Pay variable GBP	5.67%	$138	$(2)
Receive variable USD	6.37%

Pay fixed GBP	5.97%	$200	$(66)
Receive fixed USD	6.08%

Pay fixed GBP	5.97%	$30	$(3)
Receive fixed USD	5.01%

Pay fixed GBP	5.97%	$40	$(2)
Receive fixed USD	4.76%

Total		$408	$(73)

The company is also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries, including subsidiary debt. The company utilizes foreign exchange forward purchase and sale contracts to hedge these exposures. The table below summarizes the foreign exchange forward contracts outstanding and the related weighted-average contract exchange rates as of July 30, 2006. The table excludes forward contracts used to hedge the investment in and intercompany transactions associated with the United Kingdom and Irish businesses sold in August 2006.
Forward Exchange Contracts

	Contract	Average Contractual
(millions)	Amount	Exchange Rate

Receive USD / Pay CAD	$33	1.15

Receive AUD / Pay NZD	$18	1.13

Receive GBP / Pay USD	$9	1.85

Receive EUR / Pay GBP	$8	0.70

Receive EUR / Pay USD	$8	1.24

Receive USD / Pay EUR	$7	0.79

Receive EUR / Pay JPY	$5	137.00

Receive GBP / Pay EUR	$5	1.46

Receive JPY / Pay EUR	$4	0.01

The company had an additional $13 million in a number of smaller contracts to purchase or sell various other currencies, such as the Australian dollar, Mexican peso, Japanese yen, and Canadian dollar as of July 30, 2006. The aggregate fair value of all contracts was $2 million as of July 30, 2006. Total forward exchange contracts outstanding as of July 31, 2005 were $402 million with a fair value of $3 million.

The following forward contracts, which hedge exposures related to the United Kingdom and Irish businesses, were outstanding as of July 30, 2006 and settled in August 2006 in connection with the sale. The fair value of these contracts was $(5) million at July 30, 2006.
GBP Forward Exchange Contracts

	Contract	Average Contractual
(millions)	Amount	Exchange Rate

Receive USD / Pay GBP	$347	0.54

Receive GBP / Pay EUR	$54	1.46

Receive EUR / Pay GBP	$12	0.71

The company had swap contracts outstanding as of July 30, 2006, which hedge a portion of exposures relating to certain employee compensation obligations linked to the total return of the Standard & Poor’s 500 Index, the total return of the company’s capital stock and the total return of the Puritan Fund. Under these contracts, the company pays variable interest rates and receives from the counterparty either the Standard & Poor’s 500 Index total return, the Puritan Fund total return, or the total return on company capital stock. The notional value of the contract that is linked to the return on the Standard & Poor’s 500 Index was $18 million at July 30, 2006 and $20 million at July 31, 2005. The average forward interest rate applicable to the contract, which expires in 2007, was 5.00% at July 30, 2006. The notional value of the contract that is linked to the return on the Puritan Fund was $10 million at July 30, 2006 and $9 million at July 31, 2005. The average forward interest rate applicable to the contract, which expires in 2007, was 5.24% at July 30, 2006. The notional value of the contract that is linked to the total return on company capital stock was $27 million at July 30, 2006 and $20 million at July 31, 2005. The average forward interest rate applicable to this contract, which expires in 2007, was 5.13% at July 30, 2006. The fair value of these contracts was a $2 million gain at July 30, 2006 and a $1 million gain at July 31, 2005.
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
When the fair value of pension plan assets is less than the accumulated benefit obligation, an additional minimum liability is recorded in Other comprehensive income within Shareowners’ Equity. As of July 30, 2006 and July 31, 2005, Shareowners’ Equity includes a minimum liability, net of tax, of $67 million and $238 million, respectively.
Net periodic pension and postretirement medical expense was $77 million in 2006, $67 million in 2005 and $65 million in 2004. Significant weighted-average assumptions as of the end of the year are as follows:

Pension	2006	2005	2004

Discount rate for benefit obligations	6.05%	5.44%	6.19%
Expected return on plan assets	8.71%	8.76%	8.76%

Postretirement

Discount rate for obligations	6.25%	5.50%	6.25%
Initial health care trend rate	9.00%	9.00%	9.00%
Ultimate health care trend rate	4.50%	4.50%	4.50%

Estimated sensitivities to annual net periodic pension cost are as follows: a 50 basis point reduction in the discount rate would increase expense by approximately $12 million; a 50 basis point reduction in the estimated return on assets assumption would increase expense by approximately $10 million. A one percentage point increase in assumed health care costs would increase postretirement service and interest cost by approximately $2 million.
Although there were no mandatory funding requirements to the U.S. plans in 2006, 2005 and 2004, the company made a $35 million contribution in 2006 and 2005 and a $50 million contribution in 2004 to a U.S. plan based on expected future funding requirements. Contributions to international plans were $17 million in 2006, $26 million in 2005 and $15 million in 2004. Subsequent to July 30, 2006, the company made a $22 million voluntary contribution to a U.S. plan in anticipation of future funding requirements. Contributions to non-U.S. plans are expected to be approximately $10 million in 2007.
See also Note 10 to the Consolidated Financial Statements for additional information on pension and postretirement medical expenses.
Income taxes The effective tax rate reflects statutory tax rates, tax planning opportunities available in the various jurisdictions in which the company operates and management’s estimate of the ultimate outcome of various tax audits and issues. Significant judgment is required in determining the effective tax rate and in evaluating tax positions. Tax reserves are established when, despite the company’s belief that tax return positions are fully supportable, certain positions are subject to challenge and the company may not successfully defend its position. These reserves, as well as the related interest, are adjusted in light of changing facts and circumstances, such as the progress of a tax audit. While it is difficult to predict the final outcome or timing of resolution of any particular tax matter, the company believes that the reserves reflect the probable outcome of known tax contingencies. Income taxes are recorded based on amounts refundable or payable in the current year and include the effect of deferred taxes. Deferred tax assets and liabilities are recognized for the future impact of differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. Valuation allowances are established for deferred tax assets when it is more likely than not that a tax benefit will not be realized. See also the section entitled Recently Issued Accounting Pronouncements and Notes 1 and 11 to the Consolidated Financial Statements for further discussion on income taxes, including the impact of the AJCA, and FASB Interpretation No. (FIN) 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”
Recently Issued Accounting Pronouncements
In November 2004, SFAS No. 151 “Inventory Costs – an amendment of ARB No. 43, Chapter 4” was issued. SFAS No. 151 is the result of efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and spoilage to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 in 2006 did not have a material impact on the financial statements.
In October 2004, the AJCA was signed into law. The AJCA provides for a deduction of 85% of certain non-U.S. earnings that are repatriated, as defined by the AJCA, and a phased-in tax deduction related to profits from domestic manufacturing activities. In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 109-1 and 109-2 to address the accounting and disclosure requirements related to the AJCA. The total amount repatriated in 2006 under the AJCA was $494 million and the related tax cost was $20 million. In 2005, the company recorded $7 million in tax expense for $200 million of anticipated earnings to be repatriated. In 2006, the company finalized its plan under the AJCA and recorded tax expense of $13 million for $294 million of earnings repatriated.

In March 2005, the FASB issued FIN 47 “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143.” This Interpretation clarifies that a conditional retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability should be recognized when incurred, generally upon acquisition, construction or development of the asset. The company adopted FIN 47 in 2006. The adoption did not have a material impact on the financial statements.
In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 clarifies the criteria that must be met for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. This Interpretation also addresses derecognition, recognition of related penalties and interest, classification of liabilities and disclosures of unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company is in the process of evaluating the impact of FIN 48.
Earnings Outlook
On September 11, 2006, the company issued a press release announcing results for 2006 and commented on the outlook for earnings per share for 2007.
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
The company wishes to caution the reader that the following important factors and those important factors described in
Part 1, Item 1A and elsewhere in the commentary, or in the Securities and Exchange Commission filings of the company, could affect the company’s actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, the company:
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

Item 8. Financial Statements and Supplementary Data
Consolidated Statements of Earnings
(millions, except per share amounts)

	2006	2005	2004

Net Sales	$7,343	$7,072	$6,660

Costs and expenses
Cost of products sold	4,268	4,175	3,902
Marketing and selling expenses	1,203	1,131	1,097
Administrative expenses	617	549	522
Research and development expenses	99	90	88
Other expenses / (income) (Note 7)	5	(5)	(13)
Restructuring charge (Note 6)	—	—	26

Total costs and expenses	6,192	5,940	5,622

Earnings Before Interest and Taxes	1,151	1,132	1,038
Interest expense (Note 8)	165	184	174
Interest income	15	4	6

Earnings before taxes	1,001	952	870
Taxes on earnings (Note 11)	246	308	288

Earnings from continuing operations	755	644	582
Earnings from discontinued operations	11	63	65

Net Earnings	$766	$707	$647

Per Share – Basic
Earnings from continuing operations	$1.86	$1.57	$1.42
Earnings from discontinued operations	.03	.15	.16

Net Earnings	$1.88	$1.73	$1.58

Weighted average shares outstanding – basic	407	409	409

Per Share – Assuming Dilution
Earnings from continuing operations	$1.82	$1.56	$1.41
Earnings from discontinued operations	.03	.15	.16

Net Earnings	$1.85	$1.71	$1.57

Weighted average shares outstanding – assuming dilution	414	413	412

See accompanying Notes to Consolidated Financial Statements.
The sum of the individual per share amounts does not equal net earnings per share due to rounding.

Consolidated Balance Sheets
(millions, except per share amounts)

	July 30, 2006	July 31, 2005

Current Assets
Cash and cash equivalents	$657	$40
Accounts receivable (Note 12)	494	509
Inventories (Note 13)	728	753
Other current assets (Note 14)	133	181
Current assets of discontinued operations held for sale	100	—

Total current assets	2,112	1,483

Plant Assets, Net of Depreciation (Note 15)	1,954	1,987
Goodwill (Note 4)	1,765	1,950
Other Intangible Assets, Net of Amortization (Note 4)	596	1,059
Other Assets (Note 16)	605	297
Non-current assets of discontinued operations held for sale	838	—

Total assets	$7,870	$6,776

Current Liabilities
Notes payable (Note 18)	$1,097	$451
Payable to suppliers and others	691	624
Accrued liabilities (Note 17)	820	606
Dividend payable	74	70
Accrued income taxes	202	251
Current liabilities of discontinued operations held for sale	78	—

Total current liabilities	2,962	2,002

Long-term Debt (Note 18)	2,116	2,542
Nonpension Postretirement Benefits (Note 10)	278	278
Other Liabilities (Note 19)	721	684
Non-current liabilities of discontinued operations held for sale	25	—

Total liabilities	6,102	5,506

Shareowners’ Equity (Note 21)
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $ .0375 par value; authorized 560 shares; issued 542 shares	20	20
Additional paid-in capital	352	236
Earnings retained in the business	6,539	6,069
Capital stock in treasury, 140 shares in 2006 and 134 shares in 2005, at cost	(5,147)	(4,832)
Accumulated other comprehensive income (loss)	4	(223)

Total shareowners’ equity	1,768	1,270

Total liabilities and shareowners’ equity	$7,870	$6,776

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(millions)

	2006	2005	2004

Cash Flows from Operating Activities:
Net earnings	$766	$707	$647
Non-cash charges to net earnings
Change in accounting method (Note 13)	(8)	—	—
Restructuring charge	—	—	32
Stock-based compensation	85	28	18
Resolution of tax contingency (Note 11)	(60)	—	—
Depreciation and amortization	289	279	260
Deferred taxes	29	47	51
Other, net (Note 23)	82	81	68
Changes in working capital
Accounts receivable	(18)	(10)	(61)
Inventories	(2)	21	(43)
Prepaid assets	—	(17)	2
Accounts payable and accrued liabilities	168	(26)	(62)
Pension fund contributions	(52)	(61)	(65)
Other (Note 23)	(53)	(59)	(103)

Net Cash Provided by Operating Activities	1,226	990	744

Cash Flows from Investing Activities:
Purchases of plant assets	(309)	(332)	(288)
Sales of plant assets	2	11	22
Businesses acquired	—	—	(9)
Other, net	13	7	—

Net Cash Used in Investing Activities	(294)	(314)	(275)

Cash Flows from Financing Activities:
Long-term borrowings	202	—	301
Net short-term borrowings (repayments)	31	(354)	(486)
Dividends paid	(292)	(275)	(259)
Treasury stock purchases	(506)	(110)	(56)
Treasury stock issuances	236	71	25
Excess tax benefits on stock-based compensation	11	—	—

Net Cash Used in Financing Activities	(318)	(668)	(475)

Effect of Exchange Rate Changes on Cash	3	—	6

Net Change in Cash and Cash Equivalents	617	8	—
Cash and Cash Equivalents – Beginning of Period	40	32	32

Cash and Cash Equivalents – End of Period	$657	$40	$32

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareowners’ Equity
(millions, except per share amounts)

						Earnings	Accumulated
	Capital Stock				Additional	Retained	Other	Total
	Issued		In Treasury		Paid-in	in the	Comprehensive	Shareowners’
	Shares	Amount	Shares	Amount	Capital	Business	Income (Loss)	Equity

Balance at August 3, 2003	542	$20	(132)	$(4,869)	$298	$5,254	$(316)	$387

Comprehensive income (loss)
Net earnings						647		647
Foreign currency translation adjustments							94	94
Cash-flow hedges, net of tax							4	4
Minimum pension liability, net of tax							14	14

Other comprehensive income							112	112

Total Comprehensive income								759

Dividends ($.63 per share)						(259)		(259)
Treasury stock purchased			(2)	(56)				(56)
Treasury stock issued under management incentive and stock option plans			—	77	(34)			43

Balance at August 1, 2004	542	20	(134)	(4,848)	264	5,642	(204)	874

Comprehensive income (loss)
Net earnings						707		707
Foreign currency translation adjustments							42	42
Cash-flow hedges, net of tax							(19)	(19)
Minimum pension liability, net of tax							(42)	(42)

Other comprehensive loss							(19)	(19)

Total Comprehensive income								688

Dividends ($.68 per share)						(280)		(280)
Treasury stock purchased			(4)	(110)				(110)
Treasury stock issued under management incentive and stock option plans			4	126	(28)			98

Balance at July 31, 2005	542	20	(134)	(4,832)	236	6,069	(223)	1,270

Comprehensive income (loss)
Net earnings						766		766
Foreign currency translation adjustments							51	51
Cash-flow hedges, net of tax							5	5
Minimum pension liability, net of tax							171	171

Other comprehensive income							227	227

Total Comprehensive income								993

Dividends ($.72 per share)						(296)		(296)
Treasury stock purchased			(15)	(506)				(506)
Treasury stock issued under management incentive and stock option plans			9	191	116			307

Balance at July 30, 2006	542	$20	(140)	$(5,147)	$352	$6,539	$4	$1,768

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(dollars in millions, except per share amounts)
1 Summary of Significant Accounting Policies
Basis of Presentation The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. Intercompany transactions are eliminated in consolidation. Certain amounts in prior year financial statements were reclassified to conform to the current-year presentation. The company’s fiscal year ends on the Sunday nearest July 31. There were 52 weeks in 2006, 2005, and 2004.
On August 15, 2006, the company completed the sale of its United Kingdom and Irish businesses to Premier Foods Investments Limited, HL Foods Limited and Premier Foods plc for £460, or approximately $870, pursuant to a Sale and Purchase Agreement dated July 12, 2006. The company has reflected the results of these businesses as discontinued operations in the consolidated statements of earnings for all years presented. The assets and liabilities of these businesses were reflected as assets and liabilities of discontinued operations held for sale in the consolidated balance sheet as of July 30, 2006. See Note 2 for additional information on the sale.
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
Inventories In 2006, all inventories are valued at the lower of average cost or market. Prior to 2006, substantially all U.S. inventories were valued based on the last in, first out (LIFO) method. See also Note 13.
In November 2004, Statement of Financial Accounting Standards (SFAS) No. 151 “Inventory Costs – an amendment of ARB No. 43, Chapter 4” was issued. SFAS No. 151 is the result of efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and spoilage to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 in 2006 did not have a material impact on the financial statements.
Property, Plant and Equipment Property, plant and equipment are recorded at historical cost and are depreciated over estimated useful lives using the straight-line method. Buildings and machinery and equipment are depreciated over periods not exceeding 45 years and 15 years, respectively. Assets are evaluated for impairment when conditions indicate that the carrying value may not be recoverable. Such conditions include significant adverse changes in business climate or a plan of disposal.
In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 47 “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143.” This Interpretation clarifies that a conditional retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability should be recognized when incurred, generally upon acquisition, construction or development of the asset. The company adopted FIN 47 in 2006. The adoption did not have a material impact on the financial statements.
Goodwill and Intangible Assets Goodwill and indefinite-lived intangible assets are not amortized but rather are tested at least annually for impairment in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Intangible assets with finite lives are amortized over the estimated useful life and reviewed for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets.” Goodwill impairment testing first requires a comparison of the fair value of each reporting unit to the carrying value. If the carrying value exceeds fair value, goodwill is considered impaired. The amount of impairment is the difference between the carrying value of goodwill and the “implied” fair value, which is calculated as if the reporting unit had just been acquired and accounted for as a business combination. Impairment testing for indefinite-lived intangible assets requires a comparison between the fair value and carrying value of the asset. If carrying value exceeds the fair value, the asset is reduced to fair value. Fair values are primarily determined using discounted cash flow analyses. See Note 4 for information on goodwill and other intangible assets.

Derivative Financial Instruments The company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates, foreign currency exchange rates, commodities and equity-linked employee benefit obligations. All derivatives are recognized on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings in the current period. See Note 20 for additional information.
Stock-Based Compensation In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (SFAS No. 123R), which requires stock-based compensation to be measured based on the grant-date fair value of the awards and the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. The company adopted the provisions of SFAS No. 123R as of August 1, 2005. The company issues restricted stock, restricted stock units, stock options, and beginning in fiscal 2006, performance restricted stock.
Prior to August 1, 2005, the company accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, no compensation expense had been recognized for stock options since all options granted had an exercise price equal to the market value of the underlying stock on the grant date. SFAS No. 123R was adopted using the modified prospective transition method. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption. Prior periods have not been restated. See also Note 21. Total pre-tax stock-based compensation recognized in the Statements of Earnings was $85, $26, and $18 for 2006, 2005 and 2004, respectively. Tax related benefits of $31, $10, and $7 were also recognized for 2006, 2005, and 2004, respectively. Amounts recorded in 2005 and 2004 primarily represent expenses related to restricted stock awards since no expense was recognized for stock options. Stock-based compensation associated with discontinued operations was not material.
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

	2005	2004

Net earnings, as reported	$707	$647
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects[1]	16	11
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(45)	(40)

Pro forma net earnings	$678	$618

Earnings per share:

Basic – as reported	$1.73	$1.58

Basic – pro forma	$1.66	$1.51

Diluted – as reported	$1.71	$1.57

Diluted – pro forma	$1.64	$1.50

1	Represents restricted stock expense.
The pro forma expense impact on Earnings from continuing operations in 2005 and 2004 was $28, or $.07 per share.
Use of Estimates Generally accepted accounting principles require management to make estimates and assumptions that affect assets and liabilities, contingent assets and liabilities, and revenues and expenses. Actual results could differ from those estimates.
Income Taxes Income taxes are accounted for in accordance with SFAS No. 109 “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future impact of differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.
In October 2004, the American Jobs Creation Act (the AJCA) was signed into law. The AJCA provides for a deduction of 85% of certain non-U.S. earnings that are repatriated, as defined by the AJCA, and a phased-in tax deduction related to profits from domestic manufacturing activities. In December 2004, the FASB issued FASB Staff Position FAS 109-1 and 109-2 to address the accounting and disclosure requirements related to the

AJCA. The total amount repatriated in 2006 under the AJCA was $494 and the related tax cost was $20. In 2005, the company recorded $7 in tax expense for $200 of anticipated earnings to be repatriated. In 2006, the company finalized its plan under the AJCA and recorded tax expense of $13 for $294 of earnings repatriated.
In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 clarifies the criteria that must be met for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. This Interpretation also addresses derecognition, recognition of related penalties and interest, classification of liabilities and disclosures of unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company is in the process of evaluating the impact of FIN 48.
2 Discontinued Operations
On August 15, 2006, the company completed the sale of its businesses in the United Kingdom and Ireland for £460, or approximately $870, pursuant to a Sale and Purchase Agreement dated July 12, 2006. The United Kingdom and Irish businesses include Homepride sauces, OXO stock cubes, Batchelors soups and McDonnells and Erin soups. The purchase price is subject to certain post-closing adjustments. The company has reflected the results of these businesses as discontinued operations in the consolidated statements of earnings for all years presented. The businesses were historically included in the International Soup and Sauces segment.
Results of discontinued operations were as follows:

	2006	2005	2004

Net sales	$435	$476	$449

Earnings before taxes	$83	$78	$77
Taxes on earnings	72	15	12

Earnings from discontinued operations	$11	$63	$65

The 2006 results included deferred tax expense of $56, which was recognized in accordance with Emerging Issues Task Force Issue No. 93-17 “Recognition of Deferred Tax Assets for a Parent Company’s Excess Tax Basis in the Stock of a Subsidiary That is Accounted for as a Discontinued Operation” due to book/tax basis differences of these businesses as of July 30, 2006. The 2006 results also included $7 pre-tax ($5 after tax) of costs associated with the sale. The company expects to recognize an estimated pretax gain of approximately $20 in 2007, subject to certain purchase price adjustments, including an adjustment for working capital.
In 2004, the earnings from discontinued operations included the after-tax effect of a restructuring charge of $4 associated with a worldwide reduction in workforce.
The assets and liabilities of the United Kingdom and Irish businesses are reflected as discontinued operations in the consolidated balance sheet as of July 30, 2006 and are comprised of the following:

2006

Cash	$2
Accounts receivable	43
Inventories	53
Prepaid expenses	2

Current assets	$100

Property, plant and equipment, net	$90
Deferred taxes	2
Goodwill	244
Other intangible assets, net of amortization	502

Non-current assets	$838

Accounts payable	61
Accrued liabilities	12
Accrued income taxes	5

Current liabilities	$78

Non-current pension obligation	$25

The company expects to use $620 of the net proceeds to repurchase shares. On September 28, 2006, the company entered into accelerated share repurchase agreements with a financial institution to repurchase approximately $600 of stock.
3 Comprehensive Income
Total comprehensive income is comprised of net earnings, net foreign currency translation adjustments, minimum pension liability adjustments (see Note 10), and net unrealized gains and losses on cash-flow hedges. Total comprehensive income for the twelve months ended July 30, 2006, July 31, 2005 and August 1, 2004 was $993, $688 and $759, respectively.
The components of Accumulated other comprehensive income (loss), as reflected in the Statements of Shareowners’ Equity, consisted of the following:

	2006	2005

Foreign currency translation adjustments	$86	$35
Cash-flow hedges, net of tax	(15)	(20)
Minimum pension liability, net of tax[1]	(67)	(238)

Total Accumulated other comprehensive income (loss)	$4	$(223)

1	Includes a tax benefit of $32 in 2006 and $139 in 2005.

4 Goodwill and Intangible Assets
The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	July 30, 2006		July 31, 2005
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
Trademarks	$—	$—	$6	$(4)
Other	15	(7)	17	(7)

Total	$15	$(7)	$23	$(11)

Intangible assets not subject to amortization:
Trademarks	$586		$1,042
Pension	2		3
Other	—		2

Total	$588		$1,047

Amortization was approximately $1 in 2006 and $2 in 2005 and primarily related to intangible assets of discontinued operations. The estimated aggregated amortization expense for each of the five succeeding fiscal years is less than $1 per year. Asset useful lives range from twelve to thirty-four years.
The company recognized an impairment loss of approximately $2 in 2006 due to the business performance of an Australian trademark used in the Baking and Snacking segment.
Changes in the carrying amount for goodwill for the period are as follows:

	U.S. Soup,		International
	Sauces	Baking and	Soup and
	and Beverages	Snacking	Sauces	Other	Total

Balance at August 1, 2004	$428	$558	$763	$151	$1,900
Foreign currency translation adjustment	—	44	6	—	50

Balance at July 31, 2005	428	602	769	151	1,950
Reclassification to assets held for sale	—	—	(244)	—	(244)
Foreign currency translation adjustment	—	8	44	—	52
Other	—	7	—	—	7

Balance at July 30, 2006	$428	$617	$569	$151	$1,765

5 Business and Geographic Segment Information
Campbell Soup Company, together with its consolidated subsidiaries, is a global manufacturer and marketer of high-quality, branded convenience food products. The company manages and reports the results of operations in the following segments: U.S. Soup, Sauces and Beverages, Baking and Snacking, International Soup and Sauces, and Other.
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
The International Soup and Sauces segment includes the soup, sauce and beverage businesses outside of the United States, including Europe, Mexico, Latin America, the Asia Pacific region and the retail business in Canada. See also Note 2 for information on the sale of the businesses in the United Kingdom and Ireland. These businesses were historically included in this segment. The assets of these businesses were reflected as discontinued operations as of July 30, 2006. The results of operations of these businesses have been reflected as discontinued operations for all years presented.
The balance of the portfolio reported in Other includes Godiva Chocolatier worldwide and the company’s Away From Home operations, which represent the distribution of products such as soup, specialty entrees, beverage products, other prepared foods and Pepperidge Farm products through various food service channels in the United States and Canada.
Accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those described in Note 1. The company evaluates segment performance before interest and taxes. Away From Home products are principally produced by the tangible assets of the company’s other segments, except for refrigerated soups, which are produced in a separate facility, and certain other products, which are produced under contract manufacturing agreements. Accordingly, with the exception of the designated refrigerated soup facility, plant assets are not allocated to the Away From Home operations. Depreciation, however, is allocated to Away From Home based on production hours.
The company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 14% of consolidated net sales in 2006 and 2005 and 12% in 2004. All of the company’s segments sold products to Wal-Mart Stores, Inc. or its affiliates.

Business Segments

Net sales	2006	2005	2004

U.S. Soup, Sauces and Beverages	$3,257	$3,098	$2,998
Baking and Snacking	1,747	1,742	1,613
International Soup and Sauces	1,255	1,227	1,146
Other	1,084	1,005	903

Total	$7,343	$7,072	$6,660

Earnings before interest and taxes	2006	[2]	2005	2004	[3]

U.S. Soup, Sauces and Beverages	$815		$747	$730
Baking and Snacking	187		198	166
International Soup and Sauces	144		143	128
Other	110		110	101
Corporate[1]	(105)		(66)	(87)

Total	$1,151		$1,132	$1,038

Depreciation and Amortization	2006	2005	2004

U.S. Soup, Sauces and Beverages	$91	$89	$80
Baking and Snacking	94	84	74
International Soup and Sauces	35	35	30
Other	28	26	24
Corporate[1]	26	28	30
Discontinued Operations	15	17	22

Total	$289	$279	$260

Capital Expenditures	2006	2005	2004

U.S. Soup, Sauces and Beverages	$91	$124	$123
Baking and Snacking	60	80	73
International Soup and Sauces	29	49	51
Other	80	33	14
Corporate[1]	43	32	15
Discontinued Operations	6	14	12

Total	$309	$332	$288

Segment Assets	2006	2005	2004

U.S. Soup, Sauces and Beverages	$2,110	$2,070	$2,051
Baking and Snacking	1,676	1,687	1,613
International Soup and Sauces	1,522	2,309	2,311
Other	461	380	341
Corporate[1]	1,163	330	346
Discontinued Operations	938	—	—

Total	$7,870	$6,776	$6,662

1	Represents unallocated corporate expenses and unallocated assets, including corporate offices, deferred income taxes, prepaid pension assets and investments.

2	Contributions to earnings before interest and taxes by segment included the effect of a $13 benefit due to a change in the method of accounting for certain U.S. inventories from the LIFO method to the average cost method as follows: U.S. Soup, Sauces and Beverages – $8 and Baking and Snacking – $5.

3	Contributions to earnings before interest and taxes by segment included the effect of a fourth quarter 2004 restructuring charge of $26 as follows: U.S. Soup, Sauces and Beverages – $8, Baking and Snacking – $10, International Soup and Sauces – $4, Other – $3 and Corporate – $1.
Geographic Area Information
Information about operations in different geographic areas is as follows:

Net sales	2006	2005	2004

United States	$5,120	$4,842	$4,590
Europe	660	677	632
Australia/Asia Pacific	988	1,028	952
Other countries	575	525	486

Consolidated	$7,343	$7,072	$6,660

Earnings before interest and taxes	2006	2005	2004

United States	$1,003	$931	$890
Europe	52	64	56
Australia/Asia Pacific	94	112	99
Other countries	107	91	80

Segment earnings before interest and taxes	1,256	1,198	1,125
Corporate	(105)	(66)	(87)

Consolidated	$1,151	$1,132	$1,038

Identifiable assets	2006	2005	2004

United States	$2,907	$2,939	$2,885
Europe	1,186	1,883	1,890
Australia/Asia Pacific	1,296	1,274	1,184
Other countries	380	350	357
Corporate	1,163	330	346
Discontinued operations	938	—	—

Consolidated	$7,870	$6,776	$6,662

Transfers between geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each geographic region. The restructuring charge of $26 in 2004 was allocated to the geographic regions as follows: United States – $12, Europe – $3, Australia/Asia Pacific – $10, and Other countries – $1.
6 Restructuring Program
A restructuring charge included in Earnings from continuing operations of $26 ($18 after tax) was recorded in the fourth quarter 2004 for severance and employee benefit costs associated with a worldwide reduction in workforce and with the implementation of a sales and logistics realignment in Australia. These programs are part of cost savings initiatives designed to improve the company’s operating margins and asset utilization. Approximately 400 positions were eliminated under the reduction in workforce program, resulting in a restructuring charge of $17 in Earnings from continuing operations. The reductions represented the elimination of layers of management, elimination of redundant positions due to the realignment of operations in North America, and reorganization of the U.S. sales force. The majority of the terminations occurred in the fourth quarter of 2004. The sales and logistics realignment in Australia involves the conversion of a direct store delivery system to a central warehouse system, outsourcing of warehouse operations, and the consolidation of the field sales organization. As a result of this program, over 200 positions will be eliminated. A restructuring charge of $9 was recorded for this program. The majority of the terminations occurred in 2005.
A restructuring charge of $6 ($4 after tax) was recorded by the United Kingdom and Irish businesses associated with a reduction in workforce and is included in Earnings from discontinued operations. See also Note 2.
A summary of restructuring reserves at July 30, 2006 and related activity is as follows:

	Accrued		Accrued		Accrued
	Balance at		Balance at		Balance at
	August 1,	Cash	July 31,	Cash	July 30,
	2004	Payments	2005	Payments	2006

Severance pay and benefits	$28	(24)	$4	(2)	$2

7 Other Expenses/(Income)

	2006	2005	2004

Foreign exchange (gains)/losses	$—	$(1)	$7
Amortization/impairment of intangible and other assets	2	—	1
Gain on asset sales	—	—	(10)
Adjustments to long-term investments	—	—	10
Gain from settlement of lawsuits	—	(2)	(16)
Other	3	(2)	(5)

	$5	$(5)	$(13)

Adjustments to long-term investments represent a non-cash write-down to estimated fair market value of investments in affordable housing partnerships.
8 Interest Expense

	2006	2005	2004

Interest expense	$170	$188	$177
Less: Interest capitalized	5	4	3

	$165	$184	$174

In 2006, a non-cash reduction of $21 was recognized in connection with the favorable settlement of a U.S. tax contingency.
9 Acquisitions
In the first quarter 2004, the company acquired certain Australian chocolate biscuit brands for approximately $9. These brands are included in the Baking and Snacking segment.
10 Pension and Postretirement Benefits
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
Postretirement Benefits The company provides postretirement benefits including health care and life insurance to substantially all retired U.S. employees and their dependents. In 1999, changes were made to the postretirement benefits offered to certain U.S. employees. Participants who were not receiving postretirement benefits as of May 1, 1999 will no longer be eligible to receive such benefits in the future, but the company will provide access to health care coverage for non-eligible future retirees on a group basis. Costs will be paid by the participants. To preserve the economic benefits for employees near retirement as of May 1, 1999, participants who were at least age 55 and had at least 10 years of continuous service remain eligible for postretirement benefits.
In 2005, the company established retiree medical account benefits for eligible U.S. retirees, intended to provide reimbursement for eligible health care expenses.
The company uses the fiscal year end as the measurement date for the benefit plans.

Components of net periodic benefit cost:

Pension	2006	2005	2004

Service cost	$57	$56	$50
Interest cost	113	113	111
Expected return on plan assets	(163)	(155)	(150)
Amortization of prior service cost	1	6	6
Recognized net actuarial loss	43	30	23
Special termination benefits	—	2	3

Net periodic pension expense	$51	$52	$43

Pension expense of $8, $11 and $12 for 2006, 2005 and 2004, respectively, was recorded by the United Kingdom and Irish businesses and is included in Earnings from discontinued operations. See also Note 2. The special termination benefits relate to discontinued operations.

Postretirement	2006	2005	2004

Service cost	$4	$1	$4
Interest cost	21	20	23
Amortization of prior service cost	(3)	(7)	(10)
Recognized net actuarial loss	4	1	5

Net periodic postretirement expense	$26	$15	$22

Change in benefit obligation:

	Pension		Postretirement
	2006	2005	2006	2005

Obligation at beginning of year	$2,136	$1,893	$397	$333
Service cost	57	56	4	1
Interest cost	113	113	21	20
Plan amendments	—	(37)	—	33
Actuarial loss (gain)	(86)	230	(31)	37
Participant contributions	3	2	4	—
Special termination benefits	—	2	—	—
Benefits paid	(128)	(128)	(32)	(27)
Medicare subsidies	—	—	2	—
Foreign currency adjustment	24	5	—	—

Benefit obligation at end of year	$2,119	$2,136	$365	$397

Change in the fair value of pension plan assets:

	2006	2005

Fair value at beginning of year	$1,847	$1,627
Actual return on plan assets	206	273
Employer contributions	52	61
Participants contributions	3	2
Benefits paid	(124)	(123)
Foreign currency adjustment	19	7

Fair value at end of year	$2,003	$1,847

Funded status as recognized in the Consolidated Balance Sheets:

	Pension		Postretirement
	2006	2005	2006	2005

Funded status at end of year	$(116)	$(289)	$(365)	$(397)
Unrecognized prior service cost	(1)	(1)	9	7
Unrecognized loss	581	745	51	85

Net asset (liability) recognized	$464	$455	$(305)	$(305)

Amounts recognized in the Consolidated Balance Sheets:

	Pension
	2006	2005

Prepaid benefit cost	$388	$75
Intangible asset	2	3
Accumulated other comprehensive income (loss)	99	377
Noncurrent liabilities of discontinued operations	(25)	—

Net amount recognized	$464	$455

The accumulated benefit obligation for all pension plans was $1,961 at July 30, 2006 and $1,945 at July 31, 2005. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $455, $392 and $278, respectively, as of July 30, 2006 and $1,598, $1,444 and $1,292, respectively, as of July 31, 2005. The balance in Accumulated other comprehensive income (loss) included $22 in 2006 related to the discontinued operations.
The current portion of nonpension postretirement benefits included in Accrued liabilities was $27 at July 30, 2006 and July 31, 2005.
Increase (decrease) in minimum pension liability included in other comprehensive income:

2006	2005

$(278)	$70

Weighted-average assumptions used to determine benefit obligations at the end of the year:

	Pension		Postretirement
	2006	2005	2006	2005

Discount rate	6.05%	5.44%	6.25%	5.50%
Rate of compensation increase	3.95%	3.93%	—	—

Weighted-average assumptions used to determine net periodic benefit cost for the years ended:

Pension	2006	2005	2004

Discount rate	5.44%	6.19%	6.39%
Expected return on plan assets	8.71%	8.76%	8.78%
Rate of compensation increase	3.93%	4.21%	4.43%

The discount rate used to determine net periodic postretirement expense was 5.5% in 2006, 6.25% in 2005 and 6.5% in 2004.

The expected rate of return on assets for the company’s global plans is a weighted average of the expected rates of return selected for the various countries where the company has funded pension plans. These rates of return are set annually and are based upon the long-term historical investment performance of the plans and an estimate of future long-term investment returns for the projected asset allocation.
Assumed health care cost trend rates at the end of the year:

	2006	2005

Health care cost trend rate assumed for next year	9.00%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2011	2010

A one-percentage-point change in assumed health care costs would have the following effects on 2006 reported amounts:

	Increase	Decrease

Effect on service and interest cost	$2	$(1)
Effect on the 2006 accumulated benefit obligation	$25	$(22)

Obligations related to non-U.S. postretirement benefit plans are not significant, since these benefits are generally provided through government-sponsored plans.
Plan Assets
The company’s year-end pension plan weighted-average asset allocations by category were:

	Strategic
	Target	2006	2005

Equity securities	68%	67%	68%
Debt securities	22%	20%	21%
Real estate and other	10%	13%	11%

Total	100%	100%	100%

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
Estimated future benefit payments are as follows:

	Pension	Postretirement

2007	$140	$33
2008	$141	$32
2009	$141	$32
2010	$148	$32
2011	$148	$31
2012-2016	$820	$157

The benefit payments include payments from funded and unfunded plans.
Estimated future Medicare subsidy receipts are $3 – $4 annually from 2007 through 2011, and $21 for the period 2012 through 2016.
The company made a voluntary contribution of $22 to a U.S. pension plan subsequent to July 30, 2006. The company is not required to make additional contributions to the U.S. plans in 2007. Contributions to non-U.S. plans are expected to be approximately $10 in 2007.
Savings Plan The company sponsors employee savings plans which cover substantially all U.S. employees. After one year of continuous service, the company historically matched 50% of employee contributions up to 5% of compensation. Effective January 1, 2004, the company increased the amount of matching contribution from 50% to 60% of the employee contributions. Amounts charged to Costs and expenses were $16 in 2006 and $14 in 2005 and 2004.

11 Taxes on Earnings
The provision for income taxes on earnings from continuing operations consists of the following:

	2006	2005	2004

Income taxes:
Currently payable
Federal	$187	$224	$195
State	17	6	13
Non-U.S.	56	31	29

	260	261	237

Deferred
Federal	(6)	38	47
State	4	3	2
Non-U.S.	(12)	6	2

	(14)	47	51

	$246	$308	$288

Earnings from continuing operations before income taxes:
United States	$763	$753	$691
Non-U.S.	238	199	179

	$1,001	$952	$870

The following is a reconciliation of the effective income tax rate on continuing operations with the U.S. federal statutory income tax rate:

	2006	2005	2004

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal tax benefit)	1.4	0.6	1.0
Tax effect of international items	(4.4)	(2.6)	(1.5)
Settlement of U.S. tax contingencies	(6.8)	—	—
Taxes on AJCA repatriation	1.3	0.7	—
Federal manufacturing deduction	(1.0)	—	—
Other	(0.9)	(1.3)	(1.4)

Effective income tax rate	24.6%	32.4%	33.1%

The tax effect of international items included a $14 deferred tax benefit related to foreign tax credits, which can be utilized as a result of the sale of the United Kingdom and Irish businesses. See also Note 2 for information on the divestiture.
The company received an Examination Report from the Internal Revenue Service (IRS) on December 23, 2002, which included a challenge to the treatment of gains and interest deductions claimed in the company’s fiscal 1995 federal income tax return, relating to transactions involving government securities. If the proposed adjustment were upheld, it would have required the company to pay a net amount of over $100 in taxes, accumulated interest and penalties. The company had maintained a reserve for a portion of this contingency. In November 2005, the company negotiated a settlement of this matter with the IRS. As a result of the settlement, in the first quarter of 2006 the company adjusted tax reserves and recorded a $47 tax benefit. In addition, the company reduced interest expense and accrued interest payable by $21 and adjusted deferred tax expense by $8 ($13 after tax). The aggregate non-cash impact of the settlement on net earnings was $60, or $.14 per share. The settlement did not have a material impact on the company’s consolidated cash flow. In 2006, the company also recognized an additional tax benefit of $21 related to the resolution of certain U.S. tax issues for open tax years through 2001.
See also Note 1 for additional information on the tax impact of the repatriation of earnings under the AJCA.
Deferred tax liabilities and assets are comprised of the following:

	2006	2005

Depreciation	$184	$198
Pensions	133	30
Amortization	298	252
Deferred taxes attributable to the divestiture	56	—
Other	79	80

Deferred tax liabilities	750	560

Benefits and compensation	218	195
Tax loss carryforwards	25	23
Other	125	125

Gross deferred tax assets	368	343
Deferred tax asset valuation allowance	—	(5)

Net deferred tax assets	368	338

Net deferred tax liability	$382	$222

At July 30, 2006, non-U.S. subsidiaries of the company have tax loss carryforwards of approximately $80. Of these carryfor-wards, $5 expire through 2011 and $75 may be carried forward indefinitely. The current statutory tax rates in these countries range from 18% to 39%.
The company has undistributed earnings of non-U.S. subsidiaries of approximately $549. U.S. income taxes have not been provided on undistributed earnings, which are deemed to be permanently reinvested. It is not practical to estimate the tax liability that might be incurred if such earnings were remitted to the U.S.
12 Accounts Receivable

	2006	2005

Customers	$489	$509
Allowances	(24)	(36)

	465	473
Other	29	36

	$494	$509

13 Inventories

	2006	2005

Raw materials, containers and supplies	$252	$278
Finished products	476	488
Less: Adjustment to LIFO valuation method	—	(13)

	$728	$753

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
14 Other Current Assets

	2006	2005

Deferred taxes	$78	$114
Other	55	67

	$133	$181

15 Plant Assets

	2006	2005

Land	$56	$69
Buildings	1,052	1,062
Machinery and equipment	3,144	3,172
Projects in progress	245	208

	4,497	4,511
Accumulated depreciation	(2,543)	(2,524)

	$1,954	$1,987

Depreciation expense was $286 in 2006, $277 in 2005 and $258 in 2004. Depreciation expense of continuing operations was $272 in 2006, $261 in 2005 and $237 in 2004. Buildings are depreciated over periods ranging from 10 to 45 years. Machinery and equipment are depreciated over periods generally ranging from 2 to 15 years. Approximately $152 of capital expenditures is required to complete projects in progress at July 30, 2006.
16 Other Assets

	2006	2005

Prepaid pension benefit cost	$388	$75
Investments	147	150
Deferred taxes	1	6
Other	69	66

	$605	$297

Investments consist of several limited partnership interests in affordable housing partnership funds. These investments have generated significant tax credits. The company’s ownership primarily ranges from approximately 12% to 19%.
17 Accrued Liabilities

	2006	2005

Accrued compensation and benefits	$204	$187
Fair value of derivatives	184	12
Accrued trade and consumer promotion programs	117	96
Accrued interest	76	94
Other	239	217

	$820	$606

The fair value of derivatives included $78 related to hedging intercompany financing of the United Kingdom and Irish businesses. These instruments were settled upon completion of the sale of the businesses in August 2006.
18 Notes Payable and Long-term Debt
Notes payable consists of the following:

	2006	2005

Commercial paper	$419	$428
Current portion of long-term debt	606	—
Variable-rate bank borrowings	67	18
Fixed-rate borrowings	5	5

	$1,097	$451

Commercial paper had a weighted-average interest rate of 6.00% and 5.34% at July 30, 2006 and July 31, 2005, respectively.

The company has two committed revolving credit facilities totaling $1,500 that support commercial paper borrowings and remain unused at July 30, 2006, except for $1 of standby letters of credit. Another $32 of standby letters of credit was issued under a separate facility.
Long-term Debt consists of the following:

Type	Fiscal Year of Maturity	Rate	2006	2005

Notes	2007	6.90%	$—	$300
Notes	2007	5.50%	—	300
Notes	2009	5.88%	300	300
Notes	2011	6.75%	700	700
Notes	2013	5.00%	400	400
Notes	2014	4.88%	300	300
Debentures	2021	8.88%	200	200
Australian dollar loan facility	2011	6.81%	207	—
Other			9	42

			$2,116	$2,542

The fair value of the company’s long-term debt including the current portion of long-term debt in Notes payable was $2,786 at July 30, 2006 and $2,727 at July 31, 2005.
The company has $300 of long-term debt available to issue as of July 30, 2006 under a shelf registration statement filed with the Securities and Exchange Commission.
Principal amounts of debt mature as follows: 2007–$1,097 (in current liabilities); 2008–$5; 2009–$303; 2010–$3; 2011–$909 and beyond–$896.
19 Other Liabilities

	2006	2005

Deferred taxes	$463	$342
Deferred compensation	137	116
Postemployment benefits	28	22
Fair value of derivatives	70	174
Other	23	30

	$721	$684

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
20 Financial Instruments
The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term debt approximate fair value. The fair values of long-term debt, as indicated in Note 18, and derivative financial instruments are based on quoted market prices.
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
Changes in the fair value of a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current period earnings. Changes in the fair value of a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows. Changes in the fair value of a foreign-currency hedge are recorded in either current-period earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge (e.g., a hedge of a firm commitment that is to be settled in foreign currency) or a cash-flow hedge (e.g., a hedge of a foreign-currency-denominated forecasted transaction). If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the cumulative translation adjustments account within Shareowners’ equity.
The company finances a portion of its operations through debt instruments primarily consisting of commercial paper, notes, debentures and bank loans. The company utilizes interest rate swap agreements to minimize worldwide financing costs and to achieve a targeted ratio of variable-rate versus fixed-rate debt.
In July 2006, the company entered into three interest rate swaps that converted $154 of the $207 Australian variable-rate debt to a weighted-average fixed rate of 6.73%.
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
Fixed-to-variable interest rate swaps are accounted for as fair-value hedges. Gains and losses on these instruments are recorded in earnings as adjustments to interest expense, offsetting gains and losses on the hedged item. The notional amount of fair-value interest rate swaps was $875 at both July 30, 2006 and July 31, 2005. The swaps had a fair value of $(29) at July 30, 2006 and $(2) at July 31, 2005.
Variable-to-fixed interest rate swaps are accounted for as cash-flow hedges. Consequently, the effective portion of unrealized gains (losses) is deferred as a component of Accumulated other comprehensive income (loss) and is recognized in earnings at the time the hedged item affects earnings. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The fair value of the swaps was not material as of July 30, 2006. The notional amount was $154 as of July 30, 2006.
The company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries, including subsidiary financing transactions. The company utilizes foreign currency forward purchase and sale contracts and cross-currency swaps in order to manage the volatility associated with foreign currency purchases and sales and certain intercompany transactions in the normal course of business.
Qualifying foreign exchange forward and cross-currency swap contracts are accounted for as cash-flow hedges when the hedged item is a forecasted transaction, or when future cash flows related to a recognized asset or liability are expected to be received or paid. The effective portion of the changes in fair value on these instruments is recorded in Accumulated other comprehensive income (loss) and is reclassified into the Statements of Earnings on the same line item and in the same period or periods in which the hedged transaction affects earnings. The assessment of effectiveness for contracts is based on changes in the spot rates. The fair value of these instruments was $(202) at July 30, 2006. The notional amount was $756 as of July 30, 2006. Of these amounts, fair value of $(71) was related to $270 notional value of pay fixed GBP/receive fixed USD swaps settled upon completion of the sale of the United Kingdom and Irish businesses in August 2006.
Qualifying foreign exchange forward contracts are accounted for as fair-value hedges when the hedged item is a recognized asset, liability or firm commitment. No such contracts were outstanding at July 30, 2006.
The company also enters into certain foreign exchange forward contracts and variable-to-variable cross-currency swap contracts that are not designated as accounting hedges. These instruments are primarily intended to reduce volatility of certain intercompany financing transactions. Gains and losses on derivatives not designated as accounting hedges are typically recorded in Other expenses/(income), as an offset to gains (losses) on the underlying transactions. Cross-currency contracts mature in 2007 through 2014. The fair value of these instruments was $(18) at July 30, 2006. Of this amount, $(6) was related to forward contracts to hedge the company’s investment in the United Kingdom and Irish businesses and a cross-currency swap associated with intercompany financing, which were settled upon completion of the sale in August 2006. The notional amount of all instruments was $723 at July 30, 2006.

Foreign exchange forward contracts typically have maturities of less than eighteen months. Principal currencies include the Australian dollar, British pound, Canadian dollar, euro, Japanese yen, Mexican peso and Swedish krona.
As of July 30, 2006, the accumulated derivative net loss in other comprehensive income for cash-flow hedges, including the foreign exchange forward and cross-currency contracts, forward-starting swap contracts and treasury lock agreements, was $15, net of tax. As of July 31, 2005 the accumulated derivative net loss in other comprehensive income for cash-flow hedges was $20, net of tax. Reclassifications from Accumulated other comprehensive income (loss) into the Statements of Earnings during the period ended July 30, 2006 were not material. There were no discontinued cash-flow hedges during the year. At July 30, 2006, the maximum maturity date of any cash-flow hedge was approximately seven years. The amount expected to be reclassified into the Statements of Earnings in 2007 is approximately $(8).
The company principally uses a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. The company may also enter into commodity futures contracts, as considered appropriate, to reduce the volatility of price fluctuations for commodities such as corn, cocoa, soybean meal, soybean oil, wheat and dairy. As of July 30, 2006 the notional values and the fair values of open contracts related to commodity hedging activity were not material.
The company is exposed to equity price changes related to certain employee compensation obligations. Swap contracts are utilized to hedge exposures relating to certain employee compensation obligations linked to the total return of the Standard & Poor’s 500 Index, the total return of the company’s capital stock and the total return of the Puritan Fund. The company pays a variable interest rate and receives the equity returns under these instruments. The notional value of the equity swap contracts, which mature in 2007, was $55 at July 30, 2006. These instruments are not designated as accounting hedges. Gains and losses are recorded in the Statements of Earnings. The net asset recorded under these contracts at July 30, 2006 was approximately $2.
21 Shareowners’ Equity
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
In 2001, the Board of Directors authorized the conversion of certain stock options to shares of restricted stock based on specified conversion ratios. The exchange, which was voluntary, replaced approximately 4.7 million options with approximately one million restricted shares. Depending on the original grant date of the options, the restricted shares vested in 2002, 2003 or 2004. The company recognized compensation expense throughout the vesting period of the restricted stock. Compensation expense related to this award was $3 in 2004.
Information about stock options and related activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(options in thousands)	2006	Price	Life	Value

Beginning of year	39,548	$27.85
Granted	212	$29.82
Exercised	(8,296)	$28.49
Terminated	(857)	$28.32

End of year	30,607	$27.77	6.1	$274

Exercisable at end of year	21,971	$28.20	5.4	$187

The total intrinsic value of options exercised during 2006, 2005, and 2004 was $35, $15, and $10, respectively. As of July 30, 2006, total remaining unearned compensation related to unvested stock options was $19, which will be amortized over the weighted-average remaining service period of 1 year. The weighted-average fair value of options granted in 2006, 2005, and 2004 was estimated as $6.85, $4.74, and $5.73, respectively. The fair value of each option grant at grant date is estimated using the Black-Scholes option pricing model. The following weighted-average assumptions were used for grants in 2006, 2005 and 2004:

	2006	2005	2004

Risk-free interest rate	4.3%	3.2%	4.1%
Expected life (in years)	6	6	6
Expected volatility	23%	21%	24%
Expected dividend yield	2.4%	2.4%	2.4%

The following table summarizes time-lapse restricted stock and EPS performance restricted stock as of July 30, 2006:

		Weighted-
		Average
		Grant-Date
(restricted stock in thousands)	Shares	Fair Value

Nonvested at July 31, 2005	2,447	$26.51
Granted	1,746	$29.48
Vested	(498)	$26.69
Forfeited	(298)	$27.51

Nonvested at July 30, 2006	3,397	$27.92

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
As of July 30, 2006, total remaining unearned compensation related to nonvested time-lapse restricted stock and EPS performance restricted stock was $44, which will be amortized over the weighted-average remaining service period of 1.9 years. The fair value of restricted stock vested during 2006, 2005, and 2004 was $16, $24, and $14, respectively. The weighted-average grant-date fair value of restricted stock granted during 2005 and 2004 was $26.32 and $26.78, respectively.
In 2006, the company granted approximately 1.7 million shares of TSR performance restricted stock with a grant-date fair value of $28.73. Approximately 1.6 million shares were outstanding at July 30, 2006. The fair value of TSR performance restricted stock is estimated at the grant date using a Monte Carlo simulation. Expense is recognized on a straight-line basis over the service period. As of July 30, 2006, total remaining unearned compensation related to TSR performance restricted stock was $34, which will be amortized over the weighted-average remaining service period of 2.2 years.
Employees can elect to defer all types of restricted stock awards. These awards are classified as liabilities because of the possibility that they may be settled in cash. The fair value is adjusted quarterly. The total cash paid to settle the liabilities in 2006, 2005 and 2004 was not material. The liability for deferred awards was $16 at July 30, 2006.
Prior to the adoption of SFAS No. 123R, the company presented the tax benefits of deductions resulting from the exercise of stock options as cash flows from operating activities in the Consolidated Statements of Cash Flows. SFAS No. 123R requires the cash flows from the excess tax benefits the company realizes on stock-based compensation to be presented as cash flows from financing activities. The excess tax benefits on the exercise of stock options and vested restricted stock presented as cash flows from financing activities in 2006 were $11 and presented as cash flows from operating activities in 2005 were $6 and in 2004 were $3. Cash received from the exercise of stock options was $236, $71, and $25 for 2006, 2005, and 2004, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

For the periods presented in the Consolidated Statements of Earnings, the calculations of basic earnings per share and earnings per share assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and restricted stock programs, except when such effect would be antidilutive. Stock options to purchase 3 million shares of capital stock for 2006, 10 million shares of capital stock for 2005 and 26 million shares of capital stock for 2004 were not included in the calculation of diluted earnings per share because the exercise price of the stock options exceeded the average market price of the capital stock, and therefore, would be antidilutive.
22 Commitments and Contingencies
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
The company has certain operating lease commitments, primarily related to warehouse and office facilities, retail store space and certain equipment. Rent expense under operating lease commitments was $82 in 2006, $84 in 2005 and $79 in 2004. Future minimum annual rental payments under these operating leases are as follows:

2007	2008	2009	2010	2011	Thereafter

$77	$65	$49	$44	$36	$64

The company guarantees approximately 1,500 bank loans made to Pepperidge Farm independent sales distributors by third party financial institutions for the purchase of distribution routes. The maximum potential amount of future payments the company could be required to make under the guarantees is $122. The company’s guarantees are indirectly secured by the distribution routes. The company does not believe it is probable that it will be required to make guarantee payments as a result of defaults on the bank loans guaranteed. The amounts recognized as of July 30, 2006 and July 31, 2005 were not material.
The company has provided certain standard indemnifications in connection with divestitures, contracts and other transactions. Certain indemnifications have finite expiration dates. Liabilities recognized based on known exposures related to such matters were not material at July 30, 2006.

23 Statements of Cash Flows

	2006	2005	2004

Cash Flows From Operating Activities:
Other non-cash charges to net earnings:
Non-cash compensation/benefit related expense	$87	$83	$73
Other	(5)	(2)	(5)

Total	$82	$81	$68

Other:
Benefit related payments	$(44)	$(47)	$(46)
Payments for hedging activities	(9)	(19)	(59)
Other	—	7	2

Total	$(53)	$(59)	$(103)

	2006	2005	2004

Interest paid	$173	$176	$168
Interest received	$15	$4	$6
Income taxes paid	$303	$258	$249

24 Quarterly Data (unaudited)

2006	First	[1]	Second	Third	Fourth [2]

Net sales	$2,002		$2,159	$1,728	$1,454
Gross profit	847		909	708	611
Earnings from continuing operations	286		239	146	84
Earnings (loss) from discontinued operations	16		15	20	(40)
Net earnings	302		254	166	44
Per share – basic
Earnings from continuing operations	0.70		0.59	0.36	0.21
Earnings (loss) from discontinued operations	0.04		0.04	0.05	(0.10)
Net earnings	0.74		0.62	0.41	0.11
Dividends	0.18		0.18	0.18	0.18
Per share – assuming dilution
Earnings from continuing operations	0.69		0.58	0.35	0.20
Earnings (loss) from discontinued operations	0.04		0.04	0.05	(0.10)
Net earnings	0.73		0.61	0.40	0.11
Market price
High	$31.46		$31.30	$32.74	$38.02
Low	$28.29		$28.30	$28.88	$32.12

2005	First	Second	Third	Fourth

Net sales	$1,969	$2,085	$1,614	$1,404
Gross profit	808	853	661	575
Earnings from continuing operations[3]	215	218	130	81
Earnings from discontinued operations[3]	15	17	16	15
Net earnings[3]	230	235	146	96
Per share – basic
Earnings from continuing operations[3]	0.53	0.53	0.32	0.20
Earnings from discontinued operations[3]	0.04	0.04	0.04	0.04
Net earnings[3]	0.56	0.57	0.36	0.23
Dividends	0.17	0.17	0.17	0.17
Per share – assuming dilution
Earnings from continuing operations[3]	0.52	0.53	0.31	0.20
Earnings from discontinued operations[3]	0.04	0.04	0.04	0.04
Net earnings[3]	0.56	0.57	0.35	0.23
Market price
High	$27.13	$30.52	$29.74	$31.60
Low	$25.21	$26.68	$27.35	$29.53

1	Includes a $13 ($8 after tax or $.02 per share) benefit from a change in inventory accounting method (see also Note 13) and a $60 ($.14 per share) benefit from the favorable resolution of a U.S. tax contingency. (See also Note 11.)

2	The results of discontinued operations included $56 of deferred tax expense due to book/ tax basis differences and $5 of after-tax costs associated with the sale of the businesses (aggregate impact of $.15 per share).

3	As of August 1, 2005, the company adopted SFAS No. 123R using the modified prospective method. Prior periods were not restated. (See also Note 1.)

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
The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of July 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment using those criteria, management concluded that the company’s internal control over financial reporting was effective as of July 30, 2006.
Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of July 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Douglas R. Conant
President and Chief Executive Officer

Robert A. Schiffner
Senior Vice President and Chief Financial Officer

Anthony P. DiSilvestro
Vice President – Controller
September 28, 2006

Report of Independent Registered Public Accounting Firm
To the Shareowners and Directors of Campbell Soup Company

We have completed integrated audits of Campbell Soup Company’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of July 30, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of shareowners’ equity and of cash flows present fairly, in all material respects, the financial position of Campbell Soup Company and its subsidiaries at July 30, 2006 and July 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended July 30, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.
As discussed in Note 1, the company adopted a new financial accounting standard for share-based compensation during 2006.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of July 30, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe our audit provides a reasonable basis for our opinions.
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
September 28, 2006

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 30, 2006 (the “Evaluation Date”). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective, and are reasonably designed to ensure that all material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
The annual report of management on the company’s internal control over financial reporting is provided under “Financial Statements and Supplementary Data” on page 42. The attestation report of PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm, regarding the company’s internal control over financial reporting is provided under “Financial Statements and Supplementary Data” on page 43.
During the quarter ended July 30, 2006, except as described below, there were no changes in the company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. During the quarter, the company implemented a new enterprise resource planning system in its Canadian business as part of the previously announced North American implementation of SAP. In conjunction with this implementation, changes were made in the company’s internal control over financial reporting in order to adapt to the new system.
Item 9B. Other Information
None.

Part III
Item 10. Directors and Executive Officers of the Registrant
The sections entitled “Election of Directors,” “Security Ownership of Directors and Executive Officers” and “Directors and Executive Officers Stock Ownership Reports” in the company’s Proxy Statement for the Annual Meeting of Shareowners to be held on November 16, 2006 (the “2006 Proxy”) are incorporated herein by reference. The information presented in the section entitled “Board Committees” in the 2006 Proxy relating to the members of the company’s Audit Committee is incorporated herein by reference. The information presented in the section entitled “Audit Committee Report” in the 2006 Proxy relating to the Audit Committee’s financial experts is incorporated herein by reference.
Certain of the information required by this Item relating to the executive officers of the company is set forth in the heading “Executive Officers of the Company.”
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
Item 11. Executive Compensation
The information presented in the sections entitled “Summary Compensation,” “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values,” “Fiscal 2006 Long-Term Incentive Grants,” “Pension Plans,” “Director Compensation,” “Termination of Employment and Change in Control Arrangements” and “Compensation and Organization Committee Interlocks and Insider Participation” in the 2006 Proxy is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareowner Matters
Security Ownership of Certain Beneficial Owners and Management
The information presented in the sections entitled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2006 Proxy is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about the company’s stock that may be issued under the company’s equity compensation plans as of July 30, 2006:

			Number of Securities Remaining
	Number of Securities to	Weighted-Average	Available For Future Issuance
	be Issued Upon Exercise	Exercise Price of	Under Equity Compensation
	of Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights (a)	Warrants and Rights (b)	Reflected in the First Column) (c)

Equity Compensation Plans Approved by Security Holders[1]	31,655,167	$27.77	15,117,452
Equity Compensation Plans Not Approved by Security Holders[2]	1,544,822	N/A	N/A
Total	33,199,989	N/A	15,117,452

1
Column (a) represents stock options and restricted stock units outstanding under the 2005 Long-Term Incentive Plan, the 2003 Long-Term Incentive Plan and the 1994 Long-Term Incentive Plan. No additional awards can be made under the 1994 Long-Term Incentive Plan. Future equity awards under the 2005 Long-Term Incentive Plan and the 2003 Long-Term Incentive Plan may take the form of stock options, stock appreciation rights, performance unit awards, restricted stock, restricted performance stock, restricted stock units or stock awards. Column (b) represents the weighted-average exercise price of the outstanding stock options only; the outstanding restricted stock units are not included in this calculation. Column (c) represents the maximum aggregate number of future equity awards that can be made under the 2005 Long-Term Incentive Plan and the 2003 Long-Term Incentive Plan as of July 30, 2006. The maximum number of future equity awards that can be made under the 2005 Long-Term Incentive Plan as of July 30, 2006 is 5,980,870. The maximum number of future equity awards that can be made under the 2003 Long-Term Incentive Plan as of July 30, 2006 is 9,136,582 (the “2003 Plan Limit”). Each stock option or stock appreciation right awarded under the 2003 Long-Term Incentive Plan reduces the 2003 Plan Limit by one share. Each restricted stock unit, restricted stock, restricted performance stock or stock award under the 2003 Long-Term Incentive Plan reduces the 2003 Plan Limit by four shares. In the event any award (or portion thereof) under the 1994 Long-Term Incentive Plan lapses, expires or is otherwise terminated without the issuance of any company stock or is settled by delivery of consideration other than company stock, the maximum number of future equity awards that can be made under the 2003 Long-Term Incentive Plan automatically increases by the number of such shares.

2
The company’s Deferred Compensation Plans (the “Plans”) allow participants the opportunity to invest in various book accounts, including a book account that tracks the performance of the company’s stock (the “Stock Account”). Upon distribution, participants may receive the amounts invested in the Stock Account in the form of shares of company stock. Column (a) represents the maximum number of shares that could be issued upon a complete distribution of all amounts in the Stock Account. This calculation is based upon the amount of funds in the Stock Account as of July 30, 2006 and a $36.77 share price, which was the closing price of a share of company stock on July 28, 2006 (the last business day before July 30, 2006). 853,796 of the total number of shares that could be issued upon a complete distribution of the Plans are fully vested, and 691,026 of the shares are subject to restrictions.

Deferred Compensation Plans
The Plans are unfunded and maintained for the purpose of providing the company’s directors and U.S.-based executives and key managers the opportunity to defer a portion of their earned compensation. Participants may defer a portion of their base salaries and all or a portion of their annual incentive compensation, long-term incentive awards, and director retainers and fees. The Plans were not submitted for security holder approval because they do not provide additional compensation to participants. They are vehicles for participants to defer earned compensation.
Each participant’s contributions to the Plans are credited to an investment account in the participant’s name. Gains and losses in the participant’s account are based on the performance of the investment choices the participant has selected. Four investment choices are available, including the Stock Account. In addition to the Stock Account, participants also generally have the opportunity to invest in (i) a book account that tracks the performance of Fidelity’s Spartan U.S. Equity Index Fund, (ii) a book account that tracks the performance of Fidelity’s Puritan Fund, and (iii) a book account that credits interest at the Wall Street Journal indexed prime rate (determined on November 1 for the subsequent calendar year).
A participant may reallocate his or her investment account at any time among the four investment choices, except that (i) restricted stock awards must be invested in the Stock Account during the restriction period, and (ii) reallocations of the Stock Account must be made in compliance with the company’s policies on trading company stock. Dividends on amounts invested in the Stock Account may be reallocated among the four investment accounts. The company credits a participant’s account with an amount equal to the matching contribution that the company would have made to the participant’s 401(k) Plan account if the participant had not deferred compensation under the Plan. In addition, for those individuals whose base salary and annual incentive compensation exceed the Internal Revenue Service indexed compensation limit for the 401(k) Plan, the company credits such individual’s account with an amount equal to the contribution the company would have made to the 401(k) Plan but for the compensation limit. These company contributions vest in 20% increments over the participant’s first five (5) years of credited service; after the participant’s first five (5) years of service, the company contributions vest immediately. Except as described above, there is no company match on deferred compensation.
For terminations and retirements, a participant’s account is generally paid out in accordance with the last valid distribution election made by the participant. The applicable elections include: (i) a lump sum, (ii) 5 annual installments, (iii) 10 annual installments, (iv) 15 annual installments (not available to participants terminated prior to their 55th birthday), and (v) 20 annual installments (not available to participants terminated prior to their 55th birthday). For distributions upon death, if a participant’s beneficiary is his or her spouse, the account is generally paid out in accordance with the last valid death distribution election (or, if there is no death distribution election, the regular distribution election). If a participant’s beneficiary is not his or her spouse, then the account is generally paid out in a lump sum. The administrator of the Plans has also established procedures for hardship withdrawals and, for amounts vested prior to January 1, 2005, unplanned withdrawals. In the event of a change in control of the company, the Stock Account is automatically converted into cash based upon a formula provided in the Plan.
Item 13. Certain Relationships and Related Transactions
The information presented in the section entitled “Certain Relationships and Related Transactions” in the 2006 Proxy is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information presented in the section entitled “Independent Registered Public Accounting Firm Fees and Services” in the 2006 Proxy is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
1.	Financial Statements
•	Consolidated Statements of Earnings for 2006, 2005 and 2004

•	Consolidated Balance Sheets as of July 30, 2006 and July 31, 2005

•	Consolidated Statements of Cash Flows for 2006, 2005 and 2004

•	Consolidated Statements of Shareowners’ Equity for 2006, 2005 and 2004

•	Notes to Consolidated Financial Statements

•	Management’s Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm
2.	Financial Statement Schedules

None.

3.	Exhibits
3 (i)
Campbell’s Restated Certificate of Incorporation as amended through February 24, 1997 was filed with the Securities and Exchange Commission (“SEC”) with Campbell’s Form 10-K for the fiscal year ended July 28, 2002, and is incorporated herein by reference.

3 (ii)	Campbell’s By-Laws, as amended through May 25, 2006, were filed with the SEC on a Form 8-K on May 26, 2006, and are incorporated herein by reference.

4	The company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the company upon request of the SEC.

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

10(a)	Campbell Soup Company 1994 Long-Term Incentive Plan, as amended on November 17, 2000, was filed with the SEC with Campbell’s 2000 Proxy Statement, and is incorporated herein by reference.

10(b)	Campbell Soup Company 2003 Long-Term Incentive Plan was filed with the SEC with Campbell’s 2003 Proxy Statement, and is incorporated herein by reference.

10(c)	Campbell Soup Company 2005 Long-Term Incentive Plan was filed with the SEC with Campbell’s 2005 Proxy Statement, and is incorporated herein by reference.

10(d)	Campbell Soup Company Annual Incentive Plan, as amended on November 18, 2004, was filed with the SEC with Campbell’s 2004 Proxy Statement, and is incorporated herein by reference.

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

10(i)	Form of Stock Option Award Statement was filed with the SEC on a Campbell Form 8-K filed on September 28, 2004, and is incorporated herein by reference.

10(j)	Form of Restricted Stock Award Statement was filed with the SEC on a Campbell Form 8-K filed on September 28, 2004, and is incorporated herein by reference.

10(k)
Compensation arrangements relating to the company’s executive officers and members of the company’s Board of Directors were described in a company Form 8-K filed on September 27, 2005, and such description is incorporated herein by reference.

10(l)
A special long-term incentive grant of 54,667 performance-restricted shares made to the Senior Vice President and Chief Information Officer, in lieu of grants under the company’s regular long-term incentive program, was described in a Form 8-K filed on November 22, 2005, and such description is incorporated herein by reference.

10(m)
Campbell Soup Company Severance Pay Plan for Salaried Employees, as amended and restated effective January 1, 2006, was filed with the SEC with Campbell’s Form 10-Q for the fiscal quarter ended January 29, 2006, and is incorporated herein by reference.

10(n)
Campbell Soup Company Supplemental Severance Pay Plan for Exempt Salaried Employees, as amended and restated effective January 1, 2006, was filed with the SEC with Campbell’s Form 10-Q for the fiscal quarter ended January 29, 2006, and is incorporated herein by reference.

10(o)	Board of Director compensation for calendar year 2007 was described in a Campbell Form 8-K filed on June 27, 2006, and such description is incorporated herein by reference.

10(p)
Agreement between Campbell’s UK Limited, Campbell Soup UK Limited, Campbell Netherlands Holdings B.V., Campbell Investment Company, Campbell Soup Company, Premier Foods Investments Limited, HL Foods Limited and Premier Foods plc dated July 12, 2006, was filed with the SEC with a Campbell Form 8-K filed on July 14, 2006, and is incorporated herein by reference.

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
Date: October 11, 2006

CAMPBELL SOUP COMPANY
By:	/s/ Robert A. Schiffner
Robert A. Schiffner
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Campbell and in the capacity and on the date indicated.
Date: October 11, 2006

/s/ Robert A. Schiffner	/s/ Anthony P. DiSilvestro
Robert A. Schiffner	Anthony P. DiSilvestro
Senior Vice President	Vice President – Controller
and Chief Financial Officer

Harvey Golub	Chairman and Director	}
Douglas R. Conant	President, Chief Executive	}
	Officer and Director	}
Edmund M. Carpenter	Director	}
Paul R. Charron	Director	}
Bennett Dorrance	Director	}
Kent B. Foster Randall W. Larrimore	Director Director	} }	By:	/s/ Ellen Oran Kaden Ellen Oran Kaden
Philip E. Lippincott	Director	}		Senior Vice President –
Mary Alice D. Malone	Director	}		Law and Government
Sara Mathew	Director	}		Affairs
David C. Patterson	Director	}
Charles R. Perrin	Director	}
A. Barry Rand	Director	}
George Strawbridge, Jr.	Director	}
Les C. Vinney	Director	}
Charlotte C. Weber	Director	}

INDEX OF EXHIBITS

Document
3 (i)	Campbell’s Restated Certificate of Incorporation as amended through February 24, 1997 was filed with the SEC with Campbell’s Form 10-K for the fiscal year ended July 28, 2002, and is incorporated herein by reference.

3 (ii)	Campbell’s By-Laws, as amended through May 25, 2006, were filed with the SEC on a Form 8-K on May 26, 2006, and are incorporated herein by reference.

4	The company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the company upon request of the SEC.

9	Major Stockholders’ Voting Trust Agreement dated June 2, 1990, as amended, was filed with the SEC by (i) Campbell as Exhibit 99.C to Campbell’s Schedule 13E-4 filed on September 12, 1996, and (ii) with respect to certain subsequent amendments, the Trustees of the Major Stockholders’ Voting Trust as Exhibit 99.G to Amendment No. 7 to their Schedule 13D dated March 3, 2000, and as Exhibit 99.M to Amendment No. 8 to their Schedule 13D dated January 26, 2001, and as Exhibit 99.P to Amendment No. 9 to their Schedule 13D dated September 30, 2002, and is incorporated herein by reference.

10 (a)	Campbell Soup Company 1994 Long-Term Incentive Plan, as amended on November 17, 2000, was filed with the SEC with Campbell’s 2000 Proxy Statement, and is incorporated herein by reference.

10 (b)	Campbell Soup Company 2003 Long-Term Incentive Plan was filed with the SEC with Campbell’s 2003 Proxy Statement, and is incorporated herein by reference.

10 (c)	Campbell Soup Company 2005 Long-Term Incentive Plan was filed with the SEC with Campbell’s 2005 Proxy Statement, and is incorporated herein by reference.

10 (d)	Campbell Soup Company Annual Incentive Plan, as amended on November 18, 2004, was filed with the SEC with Campbell’s 2004 Proxy Statement, and is incorporated herein by reference.

10 (e)	Campbell Soup Company Mid-Career Hire Pension Program, as amended effective as of January 25, 2001, was filed with the SEC with Campbell’s Form 10-K for the fiscal year ended July 29, 2001, and is incorporated herein by reference.

10 (f)	Deferred Compensation Plan, effective November 18, 1999, was filed with the SEC with Campbell’s Form 10-K for the fiscal year ended July 30, 2000, and is incorporated herein by reference.

10 (g)	Severance Protection Agreement dated January 8, 2001, with Douglas R. Conant,

Document
President and Chief Executive Officer, was filed with the SEC with Campbell’s Form 10-Q for the fiscal quarter ended January 28, 2001, and is incorporated herein by reference. Agreements with the other executive officers listed under the heading “Executive Officers of the Company” are in all material respects the same as Mr. Conant’s agreement.

10 (h)	Letter Agreement between the company and Mark A. Sarvary, effective as of February 9, 2004, regarding severance arrangements was filed with the SEC with Campbell’s Form 10-Q for the fiscal quarter ended May 2, 2004, and is incorporated herein by reference.

10 (i)	Form of Stock Option Award Statement was filed with the SEC on a Campbell Form 8-K filed on September 28, 2004, and is incorporated herein by reference.

10 (j)	Form of Restricted Stock Award Statement was filed with the SEC on a Campbell Form 8-K filed on September 28, 2004, and is incorporated herein by reference.

10 (k)	Compensation arrangements relating to the company’s executive officers and members of the company’s Board of Directors were described in a company Form 8-K filed on September 27, 2005, and such description is incorporated herein by reference.

10 (l)	A special long-term incentive grant of 54,667 performance-restricted shares made to the Senior Vice President and Chief Information Officer, in lieu of grants under the company’s regular long-term incentive program, was described in a Form 8-K filed on November 22, 2005, and such description is incorporated herein by reference.

10 (m)	Campbell Soup Company Severance Pay Plan for Salaried Employees, as amended and restated effective January 1, 2006, was filed with the SEC with Campbell’s Form 10-Q for the fiscal quarter ended January 29, 2006, and is incorporated herein by reference.

10 (n)	Campbell Soup Company Supplemental Severance Pay Plan for Exempt Salaried Employees, as amended and restated effective January 1, 2006, was filed with the SEC with Campbell’s Form 10-Q for the fiscal quarter ended January 29, 2006, and is incorporated herein by reference.

10 (o)	Board of Director compensation for calendar year 2007 was described in a Campbell Form 8-K filed on June 27, 2006, and such description is incorporated herein by reference.

10 (p)	Agreement between Campbell’s UK Limited, Campbell Soup UK Limited, Campbell Netherlands Holdings B.V., Campbell Investment Company, Campbell Soup Company, Premier Foods Investments Limited, HL Foods Limited and Premier Foods plc dated July 12, 2006, was filed with the SEC with a Campbell Form 8-K filed on July 14, 2006, and is incorporated herein by reference.

21	Subsidiaries (Direct and Indirect) of the company.

Document
23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31(i)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(ii)	Certification of Robert A. Schiffner pursuant to Rule 13a-14(a).

32(i)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(ii)	Certification of Robert A. Schiffner pursuant to 18 U.S.C. Section 1350.