Form 10-Q
period 2006-10-29
CAMPBELL SOUP CO
filed 2006-12-05
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 29, 2006	Commission File Number 1-3822

New Jersey State of Incorporation	21-0419870 I.R.S. Employer Identification No.
Campbell Place
Camden, New Jersey 08103-1799
Principal Executive Offices
Telephone Number: (856) 342-4800
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ☐ No ☑
There were 388,916,349 shares of Capital Stock outstanding as of November 30, 2006.

PART I
ITEM 1. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 6. EXHIBITS
SIGNATURES
INDEX TO EXHIBITS
CONFIRMATION AGREEMENT BETWEEN LEHMAN & COMPANY RELATING TO FIXED SHARE ACCELERATED STOCK REPURCHASE TRANSACTION
CONFIRMATION AGREEMENT BETWEEN LEHMAN & COMPANY RELATING TO FIXED DOLLAR ACCELERATED STOCK REPURCHASE TRANSACTION
CERTIFICATION OF DOUGLAS R. CONANT PURSUANT TO RULE 13a-14(a)
CERTIFICATION OF ROBERT A. SCHIFFNER PURSUANT TO RULE 13a-14(a)
CERTIFICATION OF DOUGLAS R. CONANT PURSUANT TO 18 U.S.C. SECTION 1350
CERTIFICATION OF ROBERT A. SCHIFFNER PURSUANT TO 18 U.S.C. SECTION 1350

PART I.
ITEM 1. FINANCIAL INFORMATION
CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended
	October 29,	October 30,
	2006	2005
Net sales	$2,153	$2,002

Costs and expenses
Cost of products sold	1,236	1,156
Marketing and selling expenses	316	318
Administrative expenses	135	125
Research and development expenses	26	24
Other expenses / (income)	2	(2)

Total costs and expenses	1,715	1,621

Earnings before interest and taxes	438	381
Interest, net	41	26

Earnings before taxes	397	355
Taxes on earnings	128	69

Earnings from continuing operations	269	286
Earnings from discontinued operations	22	16

Net earnings	$291	$302

Per share — basic
Earnings from continuing operations	$.68	$.70
Earnings from discontinued operations	.06	.04

Net earnings	$.74	$.74

Dividends	$.20	$.18

Weighted average shares outstanding — basic	395	409

Per share — assuming dilution
Earnings from continuing operations	$.66	$.69
Earnings from discontinued operations	.05	.04

Net earnings	$.72	$.73

Weighted average shares outstanding — assuming dilution	405	414

See Notes to Consolidated Financial Statements.
The sum of the individual per share amounts does not equal net earnings per share due to rounding.

CAMPBELL SOUP COMPANY CONSOLIDATED
Balance Sheets
(unaudited)
(millions, except per share amounts)

	October 29,	July 30,
	2006	2006
Current assets
Cash and cash equivalents	$230	$657
Accounts receivable	802	494
Inventories	859	728
Other current assets	201	133
Current assets of discontinued operations held for sale	—	100

Total current assets	2,092	2,112

Plant assets, net of depreciation	1,939	1,954
Goodwill	1,767	1,765
Other intangible assets, net of amortization	595	596
Other assets	631	605
Non-current assets of discontinued operations held for sale	—	838

Total assets	$7,024	$7,870

Current liabilities
Notes payable	$747	$1,097
Payable to suppliers and others	741	691
Accrued liabilities	694	820
Dividend payable	78	74
Accrued income taxes	377	202
Current liabilities of discontinued operations held for sale	—	78

Total current liabilities	2,637	2,962

Long-term debt	2,116	2,116
Nonpension postretirement benefits	275	278
Other liabilities, including deferred income taxes of $473 and $463	728	721
Non-current liabilities of discontinued operations held for sale	—	25

Total liabilities	5,756	6,102

Shareowners’ equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20
Additional paid-in capital	319	352
Earnings retained in the business	6,752	6,539
Capital stock in treasury, at cost	(5,813)	(5,147)
Accumulated other comprehensive income (loss)	(10)	4

Total shareowners’ equity	1,268	1,768

Total liabilities and shareowners’ equity	$7,024	$7,870

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Cash Flows
(unaudited)
(millions)

	Three Months Ended
	October 29,	October 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$291	$302
Non-cash charges to net earnings
Change in accounting method (Note h)	—	(8)
Stock-based compensation	17	14
Resolution of tax contingency (Note k)	—	(60)
Depreciation and amortization	64	69
Deferred income taxes	(51)	(5)
Other, net	17	21
Changes in working capital
Accounts receivable	(300)	(280)
Inventories	(132)	(100)
Prepaid assets	(10)	(1)
Accounts payable and accrued liabilities	180	207
Pension fund contributions	(25)	(38)
Gain on sale of businesses (Note b)	(36)	—
Payments of hedging activities related to divested businesses (Note b)	(83)	—
Other	(20)	(8)

Net cash provided by (used in) operating activities	(88)	113

Cash flows from investing activities:
Purchases of plant assets	(46)	(38)
Sales of businesses, net of cash divested (Note b)	866	—

Net cash provided by (used in) investing activities	820	(38)

Cash flows from financing activities:
Long-term repayments	(8)	—
Repayments of notes payable	(300)	—
Net short-term repayments	(69)	(18)
Dividends paid	(74)	(70)
Treasury stock purchases	(751)	—
Treasury stock issuances	37	18
Excess tax benefits on stock-based compensation	5	1

Net cash used in financing activities	(1,160)	(69)

Effect of exchange rate changes on cash	1	(1)

Net change in cash and cash equivalents	(427)	5
Cash and cash equivalents — beginning of period	657	40

Cash and cash equivalents — end of period	$230	$45

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Shareowners’ Equity
(unaudited)
(millions, except per share amounts)

	Capital Stock					Earnings	Accumulated
	Issued		In Treasury		Additional	Retained	Other	Total
					Paid-in	in the	Comprehensive	Shareowners’
	Shares	Amount	Shares	Amount	Capital	Business	Income (Loss)	Equity

Balance at July 31, 2005	542	$20	(134)	$(4,832)	$236	$6,069	$(223)	$1,270

Comprehensive income (loss)
Net earnings						302		302
Foreign currency translation adjustments							(6)	(6)
Cash-flow hedges, net of tax							(2)	(2)
Minimum pension liability, net of tax							(1)	(1)

Other comprehensive loss							(9)	(9)

Total comprehensive income								293

Dividends ($.18 per share)						(74)		(74)
Treasury stock purchased			—	—				—
Treasury stock issued under management incentive and stock option plans			1	(29)	53			24

Balance at October 30, 2005	542	$20	(133)	$(4,861)	$289	$6,297	$(232)	$1,513

Balance at July 30, 2006	542	$20	(140)	$(5,147)	$352	$6,539	$4	$1,768

Comprehensive income (loss)
Net earnings						291		291
Foreign currency translation adjustments							(40)	(40)
Cash-flow hedges, net of tax							10	10
Minimum pension liability, net of tax							16	16

Other comprehensive loss							(14)	(14)

Total comprehensive income								277

Dividends ($.20 per share)						(78)		(78)
Treasury stock purchased			(20)	(723)	(28)			(751)
Treasury stock issued under management incentive and stock option plans			2	57	(5)			52

Balance at October 29, 2006	542	$20	(158)	$(5,813)	$319	$6,752	$(10)	$1,268

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Notes to Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)
(a)	Basis of Presentation / Accounting Policies

The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the indicated periods. All such adjustments are of a normal recurring nature. The accounting policies used in preparing these financial statements are consistent with those applied in the Annual Report on Form 10-K for the year ended July 30, 2006. Certain reclassifications were made to the prior year amounts to conform with current presentation. The results for the period are not necessarily indicative of the results to be expected for other interim periods or the full year.

(b)	Discontinued Operations

On August 15, 2006, the company completed the sale of its businesses in the United Kingdom and Ireland for £460, or approximately $870, pursuant to a Sale and Purchase Agreement dated July 12, 2006. The United Kingdom and Ireland businesses include Homepride sauces, OXO stock cubes, Batchelors soups and McDonnells and Erin soups. The Sale and Purchase Agreement provides for working capital and other post-closing adjustments. The company has reflected the results of these businesses as discontinued operations in the consolidated statements of earnings for all periods presented. In the first quarter 2007, the company recorded a pre-tax gain of $36 ($22 after tax) on the sale of the businesses. The final resolution of the post-closing adjustments may impact the gain recognized.

In connection with the sale, the company recorded deferred tax expense of $56 in the fourth quarter 2006, which was recognized in accordance with Emerging Issues Task Force Issue No. 93-17 “Recognition of Deferred Tax Assets for a Parent Company’s Excess Tax Basis in the Stock of a Subsidiary That is Accounted for as a Discontinued Operation” due to book/tax basis differences of these businesses. In addition, the company recorded $7 pre-tax ($5 after tax) of costs associated with the sale, for a total net after-tax cost of $61 recognized in the fourth quarter 2006.

Results of discontinued operations were as follows:

	October 29,	October 30,
	2006	2005

Net sales	$16	$108

Earnings from operations before taxes	$—	$20

Pre-tax gain on sale	36	—

Taxes on earnings — operations	—	4

Tax impact of gain on sale	14	—

Earnings from discontinued operations	$22	$16

The company used approximately $620 of the net proceeds to repurchase shares. On September 28, 2006, the company entered into accelerated share repurchase agreements with a financial institution to repurchase approximately $600 of stock. See Note (m) to the Consolidated Financial Statements for additional information.

Upon completion of the sale, the company paid $83 to settle cross-currency swap contracts and foreign exchange forward contracts which hedged exposures related to the businesses.

(c)	Stock-based Compensation

The company provides compensation benefits by issuing stock options, stock appreciation rights, unrestricted stock, restricted stock (including EPS performance restricted stock and total shareowner return (TSR) performance restricted stock) and restricted stock units. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) “Share-Based Payment” (SFAS No. 123R), which requires stock-based compensation to be measured based on the grant-date fair value of the awards and the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. The company adopted the provisions of SFAS No. 123R as of August 1, 2005. SFAS No. 123R was adopted using the modified prospective transition method.

Total pre-tax stock-based compensation recognized in the Statements of Earnings was $17 and $14 for the first quarter ended October 29, 2006 and October 30, 2005, respectively. Tax related benefits of $6 and $5 were also recognized for the first quarter of 2007 and 2006, respectively. Stock-based compensation associated with discontinued operations was not material. Cash received from the exercise of stock options was $37 and $18 for the first quarter of 2007 and 2006, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

The following table summarizes stock option activity as of October 29, 2006:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
(options in thousands)	Options	Exercise Price	Contractual Life	Value
Outstanding at July 30, 2006	30,607	$27.77
Granted	—	—
Exercised	(1,372)	$26.69
Terminated	(392)	$27.53

Outstanding at October 29, 2006	28,843	$27.81	5.8	$250

Exercisable at October 29, 2006	25,655	$27.94	5.6	$219

The total intrinsic value of options exercised during the three months ended October 29, 2006 and October 30, 2005 was $14 and $3, respectively. As of October 29, 2006, total remaining unearned compensation related to unvested stock options was $13, which will be amortized over the weighted-average remaining service period of 1 year. The company measures the fair value of stock options using the Black-Scholes option pricing model.
The following table summarizes time-lapse restricted stock and EPS performance restricted stock as of October 29, 2006:

		Weighted-Average
		Grant-Date
(restricted stock in thousands)	Shares	Fair Value
Nonvested at July 30, 2006	3,397	$27.92
Granted	1,206	$35.95
Vested	(576)	$29.02
Forfeited	(76)	$28.38

Nonvested at October 29, 2006	3,951	$30.21

The fair value of time-lapse restricted stock and EPS performance restricted stock is determined based on the number of shares granted and the quoted price of the company’s stock at the date of grant. Time-lapse restricted stock granted in fiscal 2004 and 2005 is expensed on a graded-vesting basis. Time-lapse restricted stock granted in fiscal 2006 and 2007 is expensed on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis. EPS restricted stock is expensed on a graded-vesting basis, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis.
As of October 29, 2006, total remaining unearned compensation related to nonvested time-lapse restricted stock and EPS performance restricted stock was

$74, which will be amortized over the weighted-average remaining service period of 2.1 years. The fair value of restricted stock vested during the three months ended October 29, 2006 and October 30, 2005 was $21 and $1, respectively. The weighted-average grant-date fair value of the restricted stock granted during the three months ended October 30, 2005 was $29.32.

The following table summarizes TSR performance restricted stock as of October 29, 2006:

		Weighted-Average
		Grant-Date
(restricted stock in thousands)	Shares	Fair Value
Nonvested at July 30, 2006	1,564	$28.73
Granted	1,337	$26.30
Vested	(2)	$28.73
Forfeited	(50)	$28.64

Nonvested at October 29, 2006	2,849	$27.59

The fair value of TSR performance restricted stock is estimated at the grant date using a Monte Carlo simulation. Expense is recognized on a straight-line basis over the service period. As of October 29, 2006, total remaining unearned compensation related to TSR performance restricted stock was $60, which will be amortized over the weighted-average remaining service period of 2.4 years. The grant-date fair value of TSR performance restricted stock granted during the three months ended October 30, 2005 was $28.73.

Employees can elect to defer all types of restricted stock awards. These awards are classified as liabilities because of the possibility that they may be settled in cash. The fair value is adjusted quarterly. The total cash paid to settle the liabilities in the three months ended October 29, 2006 and October 30, 2005 was not material. The liability for deferred awards was $16 at October 29, 2006.

(d)	Goodwill and Intangible Assets

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	October 29, 2006		July 30, 2006
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization[1]:
Other	$15	$(7)	$15	$(7)

Intangible assets not subject to amortization:
Trademarks	$585		$586
Pension	2		2

Total	$587		$588

[1]	Amortization related to these assets was less than $1 for the three month periods ended October 29, 2006 and October 30, 2005. The estimated aggregated amortization expense for each of the five succeeding fiscal years is less than $1 per year. Asset useful lives range from twelve to thirty-four years.
 Changes in the carrying amount for goodwill for the period ended October 29, 2006 are as follows:

	U.S. Soup,
	Sauces and	Baking and	International
	Beverages	Snacking	Soup and Sauces	Other	Total
Balance at July 30, 2006	$428	$617	$569	$151	$1,765
Foreign currency translation adjustment	—	1	1	—	2

Balance at October 29, 2006	$428	$618	$570	$151	$1,767

(e)	Comprehensive Income

Total comprehensive income comprises net earnings, net foreign currency translation adjustments, minimum pension liability adjustments, and net unrealized gains (losses) on cash-flow hedges.

Total comprehensive income for the three months ended October 29, 2006 and October 30, 2005, was $277 and $293, respectively.

The components of Accumulated other comprehensive loss consisted of the following:

	October 29,	October 30,
	2006	2005
Foreign currency translation adjustments	$46	$29
Cash-flow hedges, net of tax	(5)	(22)
Minimum pension liability, net of tax[1]	(51)	(239)

Total Accumulated other comprehensive loss	$(10)	$(232)

[1]	Includes a tax benefit of $26 as of October 29, 2006 and $140 as of October 30, 2005.
(f)	Earnings Per Share

For the periods presented in the Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and restricted stock programs, except when such effect would be antidilutive. Stock options to purchase 1 million and 6 million shares of capital stock for the three-month periods ended October 29, 2006 and October 30, 2005, respectively, were not included in the calculation of diluted earnings per share because the exercise price of the stock options exceeded the average market price of the capital stock and therefore, the effect would be antidilutive.

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

The International Soup and Sauces segment includes the soup, sauce and beverage businesses outside of the United States, including Europe, Mexico, Latin America, the Asia Pacific region and the retail business in Canada. Also, see Note (b) to the Consolidated Financial Statements for additional information on the sale of the businesses in the United Kingdom and Ireland. These businesses were historically included in this segment. The results of operations of these businesses have been reflected as discontinued operations for all periods presented.

The balance of the portfolio reported in Other includes Godiva Chocolatier worldwide and the company’s Away From Home operations, which represent the distribution of products such as soup, specialty entrees, beverage products, other prepared foods and Pepperidge Farm products through various food service channels in the United States and Canada.

Accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those described in the company’s 2006 Annual Report on Form 10-K. The company evaluates segment performance before interest and taxes. Away From Home products are principally produced by the tangible assets of the company’s other segments, except for refrigerated soups, which are produced in a separate facility, and certain other products, which are produced under contract manufacturing agreements. Accordingly, with the exception of the designated refrigerated soup facility, plant assets are not allocated to the Away From Home operations. Depreciation, however, is allocated to Away From Home based on production hours.

October 29, 2006

		Earnings	Depreciation
		Before Interest	and	Capital
Three Months Ended	Net Sales	and Taxes	Amoritzation[3]	Expenditures[4]
U.S. Soup, Sauces and Beverages	$1,052	$322	$20	$14
Baking and Snacking	484	68	21	9
International Soup and Sauces	346	48	8	2
Other	271	26	7	11
Corporate[1]	—	(26)	7	10

Total	$2,153	$438	$63	$46
October 30, 2005

		Earnings	Depreciation
		Before Interest	and	Capital
Three Months Ended	Net Sales	and Taxes[2]	Amortization[3]	Expenditures[4]
U.S. Soup, Sauces and Beverages	$970	$288	$21	$9
Baking and Snacking	458	50	22	6
International Soup and Sauces	312	35	9	6
Other	262	26	7	8
Corporate[1]	—	(18)	6	8

Total	$2,002	$381	$65	$37

[1]	Represents unallocated corporate expenses.

[2]	Contributions to earnings before interest and taxes by segment include the effect of a $13 benefit due to a change in the method of accounting for certain U.S. inventories from the LIFO method to the average cost method as follows: U.S. Soup, Sauces and Beverages — $8 and Baking and Snacking — $5.

[3]	Depreciation and amortization from discontinued operations was $1 and $4 for the three months ended October 29, 2006 and October 30, 2005, respectively.

[4]	Capital expenditures from discontinued operations were $0 and $1 for the three months ended October 29, 2006 and October 30, 2005, respectively.

Historical information on the reporting segments is as follows:
Fiscal Year 2006
Net Sales:

	Quarter Ended			Year to Date
	January 29,	April 30,	July 30,	January 29,	April 30,	July 30,
	2006	2006	2006	2006	2006	2006

U.S. Soup, Sauces and Beverages	$1,018	$713	$556	$1,988	$2,701	$3,257
Baking and Snacking	429	422	438	887	1,309	1,747
International Soup and Sauces	361	322	260	673	995	1,255
Other	351	271	200	613	884	1,084

Total	$2,159	$1,728	$1,454	$4,161	$5,889	$7,343

Earnings Before Interest and Taxes:

	Quarter Ended			Year to Date
	January 29,	April 30,	July 30,	January 29,	April 30,	July 30,
	2006	2006	2006	2006	2006	2006

U.S. Soup, Sauces and Beverages	$242	$171	$114	$530	$701	$815
Baking and Snacking	40	35	62	90	125	187
International Soup and Sauces	61	43	5	96	139	144
Other	69	27	(12)	95	122	110
Corporate	(29)	(28)	(30)	(47)	(75)	(105)

Total	$383	$248	$139	$764	$1,012	$1,151

Fiscal Year 2005
Net Sales:

	Quarter Ended				Year to Date
	October 31,	January 30,	May 1,	July 31,	January 30,	May 1,	July 31,
	2004	2005	2005	2005	2005	2005	2005

U.S. Soup, Sauces and Beverages	$994	$956	$627	$521	$1,950	$2,577	$3,098
Baking and Snacking	449	433	421	439	882	1,303	1,742
International Soup and Sauces	294	364	313	256	658	971	1,227
Other	232	332	253	188	564	817	1,005

Total	$1,969	$2,085	$1,614	$1,404	$4,054	$5,668	$7,072

Earnings Before Interest and Taxes:

	Quarter Ended				Year to Date
	October 31,	January 30,	May 1,	July 31,	January 30,	May 1,	July 31,
	2004	2005	2005	2005	2005	2005	2005

U.S. Soup, Sauces and Beverages	$275	$216	$152	$104	$491	$643	$747
Baking and Snacking	46	47	36	69	93	129	198
International Soup and Sauces	36	50	40	17	86	126	143
Other	22	72	27	(11)	94	121	110
Corporate	(17)	(16)	(15)	(18)	(33)	(48)	(66)

Total	$362	$369	$240	$161	$731	$971	$1,132

(h)	Inventories

	October 29,	July 30,
	2006	2006
Raw materials, containers and supplies	$305	$252
Finished products	554	476

	$859	$728

As of August 1, 2005, the company changed the method of accounting for certain U.S. inventories from the last in, first out (LIFO) method to the average cost method.

The impact of the change was a pre-tax $13 benefit ($8 after tax or $.02 per share) recorded in the first quarter 2006. Prior periods were not restated since the impact of the change on previously issued financial statements was not considered material.

(i)	Accounting for Derivative Instruments

The company utilizes certain derivative financial instruments to enhance its ability to manage risk including interest rate, foreign currency, commodity and certain equity-linked employee compensation exposures that exist as part of ongoing business operations. A description of the company’s use of derivative instruments is included in the Annual Report on Form 10-K for the year ended July 30, 2006.

Interest Rate Swaps

The notional amounts of outstanding fair-value interest rate swaps at October 29, 2006 totaled $775 with a maximum maturity date of October 2013. The fair value of such instruments was a loss of $18 as of October 29, 2006.

The notional amounts of outstanding variable-to-fixed interest rate swaps accounted for as cash-flow hedges was $154 as of October 29, 2006. The fair value of the swaps was not material as of October 29, 2006.

Foreign Currency Contracts

The fair value of foreign exchange forward and cross-currency swap contracts accounted for as cash-flow hedges was a loss of $130 at October 29, 2006. The notional amount was $511 at October 29, 2006.

The company also enters into certain foreign exchange forward and variable-to-variable cross-currency swap contracts that are not designated as accounting hedges. These instruments are primarily intended to reduce volatility of certain intercompany financing transactions. The fair value of these instruments was a loss of $5 at October 29, 2006. The notional amount was $218 at October 29, 2006.

Foreign exchange forward contracts typically have maturities of less than eighteen months. Cross-currency swap contracts mature in 2007 through 2014. Principal currencies include the Australian dollar, Canadian dollar, euro, Japanese yen, Mexican peso and Swedish krona.

As of October 29, 2006, the accumulated derivative net loss in other comprehensive income for cash-flow hedges, including the foreign exchange forward and cross-currency contracts, forward starting swap contracts, and treasury lock agreements was $5, net of tax. As of October 30, 2005, the accumulated derivative net loss in other comprehensive income was $22, net of tax. Reclassifications from Accumulated other comprehensive income (loss) into the Statements of Earnings during the quarter ended October 29, 2006 were losses of $6, primarily for derivatives which hedged exposures related to the businesses in the United Kingdom and Ireland sold in August 2006. Reclassifications during the remainder of 2007 are not expected to be material. At October 29, 2006, the maximum maturity date of any cash-flow hedge was August 2013.

(j)	Pension and Postretirement Medical Benefits:

The company sponsors certain defined benefit plans and postretirement medical benefit plans for employees. Components of benefit expense were as follows:

Three Months Ended	Pension		Postretirement
	Oct. 29, 2006	Oct. 30, 2005	Oct. 29, 2006	Oct. 30, 2005
Service cost	$12	$14	$1	$1
Interest cost	28	28	5	5
Expected return on plan assets	(39)	(41)	—	—
Amortization of prior service cost	—	1	—	(1)
Recognized net actuarial loss	7	11	—	1

Net periodic benefit expense	$8	$13	$6	$6

Pension expense of $2 was recorded by the United Kingdom and Ireland businesses in first quarter 2006 and is included in Earnings from discontinued operations. See Note (b) to the Consolidated Financial Statements for additional information.

In the first quarter 2007, the company made a $22 voluntary contribution to a U.S. pension plan. Additional contributions to the U.S. pension plans are not expected this fiscal year. Contributions of $3 were made to the non-U.S. plans as of October 29, 2006.

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
The company received an Examination Report from the Internal Revenue Service (IRS) on December 23, 2002, which included a challenge to the treatment of gains and interest deductions claimed in the company’s fiscal 1995 federal income tax return, relating to transactions involving government securities. If the proposed adjustment was upheld, it would have required the company to pay a net amount of over $100 in taxes, accumulated interest and penalties. The company had maintained a reserve for a portion of this contingency. In November 2005, the company negotiated a settlement of this matter with the IRS. As a result of the settlement, in the first quarter ended October 30, 2005, the company adjusted tax reserves and recorded a $47 tax benefit. In addition, the company reduced interest expense and accrued interest payable by $21 and adjusted deferred tax expense by $8 ($13 after tax) in the same quarter. The aggregate non-cash impact of the settlement on earnings from continuing operations in the first quarter ended October 30, 2005 was $60, or $.14 per share. The settlement did not have a material impact on the company’s consolidated cash flow.
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

(l)	Supplemental Cash Flow Information

Other cash used in operating activities for the three month periods is comprised of the following:

	October 29, 2006	October 30, 2005
Payments for hedging activities	$(7)	$(1)
Benefit related payments	(11)	(8)
Other	(2)	1

	$(20)	$(8)

(m)	Accelerated Share Repurchase Agreements

On September 28, 2006, the company entered into two accelerated share repurchase agreements (Agreements) with Lehman Brothers Finance S.A. (Lehman), an affiliate of Lehman Brothers Inc. Under the first Agreement (the Fixed Share ASR), the company purchased approximately 8.3 million shares of its stock from Lehman for $300, or $35.95 per share. Lehman is expected to purchase an equivalent number of shares under the Fixed Share ASR. At the end of the Fixed Share ASR’s term, the company may receive from, or be required to pay to, Lehman a price adjustment based upon the volume weighted-average price of the company’s common stock during the period Lehman purchases the equivalent number of shares. The price adjustment may be settled at the company’s option in shares of the company’s stock or cash. The price adjustment is accounted for as an equity instrument and changes in its fair value are not recorded. Upon settlement, which is expected to occur in the fourth quarter of 2007, the price adjustment will be recorded as equity.

Under the second Agreement (the Fixed Dollar ASR), the company purchased approximately $300 of its common stock from Lehman. Lehman made an initial delivery of 6.3 million shares on September 29, 2006 at $35.95 per share, and a second delivery of 1.3 million shares on October 25, 2006 at $36.72 per share. The $273 purchase price for these initial deliveries has been recorded as capital stock in treasury, at cost. The remaining $28 has been recorded as a reduction of additional paid-in capital and will be reclassified to capital stock in treasury upon settlement of the Fixed Dollar ASR. The exact number of additional shares (if any) to be delivered to the company at settlement under the Fixed Dollar ASR will be based on the volume weighted-average price of company stock during the term of the Fixed Dollar ASR, subject to a minimum and maximum price for the purchased shares. Lehman is expected to purchase a number of shares equivalent to the number delivered to the company under the Fixed Dollar ASR. The Fixed Dollar ASR is expected to be completed in the fourth quarter of fiscal 2007.

(n)	Recently Issued Accounting Pronouncements

In October 2004, the American Jobs Creation Act (the AJCA) was signed into law. The AJCA provides for a deduction of 85% of certain non-U.S. earnings that are repatriated, as defined by the AJCA, and a phased-in tax deduction related to profits from domestic manufacturing activities. In December 2004, the FASB issued FASB Staff Position FAS 109-1 and 109-2 to address the accounting and disclosure requirements related to the AJCA. The total amount repatriated in 2006 under the AJCA was $494 and the related tax cost was $20. In 2005, the company recorded tax expense of $7 associated with $200 of anticipated earnings to be repatriated. In 2006, the company finalized its plan under the AJCA and recorded $13 in tax expense for $294 of earnings repatriated. Of this amount, $8 was recorded in the first quarter of 2006.
In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 clarifies the criteria that must be met for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. This Interpretation also addresses derecognition, recognition of related penalties and interest, classification of liabilities and disclosures of unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company is in the process of evaluating the impact of FIN 48.
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a definition of fair value, provides a framework for measuring fair value and expands the disclosure requirements about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. The company is currently evaluating the impact of SFAS No. 157.
In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS No. 158 requires an employer to recognize the funded status of defined benefit postretirement plans as an asset or liability on the balance sheet and requires any unrecognized prior service cost and actuarial gains/losses to be recognized in other comprehensive income. In addition, SFAS No. 158 requires that changes in the funded status of a defined benefit postretirement plan be recognized in comprehensive income in the year in which the changes occur. The requirement to recognize the funded status of a defined benefit postretirement plan and other disclosure requirements of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The company will adopt SFAS No. 158 as of the end of fiscal 2007. The company had net unrecognized defined benefit pension and postretirement benefit plan obligations of approximately $550 as of July 30, 2006. If this standard had been adopted as of July 30, 2006, these amounts would have been recognized in comprehensive income, net of deferred tax benefits, resulting in a reduction of approximately $350 in shareowners’ equity. Since plan assets and obligations are measured on an annual basis as of the end of the fiscal year, the actual impact on the company’s balance sheet will depend on the factors affecting this measurement as of July 29, 2007. The adoption will not impact the consolidated results of operations or cash flows of the company.

ITEM 2.
CAMPBELL SOUP COMPANY CONSOLIDATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Overview
On August 15, 2006, the company completed the sale of its businesses in the United Kingdom and Ireland for £460 million, or approximately $870 million, pursuant to a Sale and Purchase Agreement dated July 12, 2006. The United Kingdom and Ireland businesses included Homepride sauces, OXO stock cubes, Batchelors soups and McDonnells and Erin soups. The purchase price is subject to working capital and other post-closing adjustments. The company has reflected the results of these businesses as discontinued operations in the consolidated statements of earnings for all periods presented. The company used approximately $620 million of the net proceeds to purchase company stock. See Note (m) to the Consolidated Financial Statements for additional information.
Results of Operations
Net sales increased 8% to $2.15 billion in 2007 from $2.0 billion last year. The company reported earnings from continuing operations of $269 million for the first quarter ended October 29, 2006, versus $286 million in the comparable quarter a year ago. Earnings per share from continuing operations were $.66 compared to $.69 a year ago. (All earnings per share amounts included in Management’s Discussion and Analysis are presented on a diluted basis.) In 2006, the following tax matters and change in accounting method impacted earnings from continuing operations and earnings per share from continuing operations:
•	The company recorded a non-cash tax benefit of $47 million resulting from the favorable resolution of a U.S. tax contingency related to a prior period. In addition, the company reduced interest expense and accrued interest payable by $21 million and adjusted deferred tax expense by $8 million ($13 million after tax). The aggregate non-cash impact of the settlement on earnings was $60 million, or $.14 per share.

•	The company changed the method of determining the cost of certain U.S. inventories from the LIFO method to the average cost method. As a result, the company recorded a $13 million pre-tax gain ($8 million after tax) from the change in accounting method.

•	The company recorded incremental tax expense of $8 million, or $.02 per share, associated with the repatriation of earnings under the American Jobs Creation Act (the AJCA).

The items impacting comparability are summarized below:

	2006
	Earnings	EPS
(millions, except per share amounts)	Impact	Impact
Earnings from continuing operations	$286	$0.69

Favorable resolution of a U.S. tax contingency	$60	$0.14

Impact of change in inventory method	8	0.02

Tax expense on repatriation of earnings under the AJCA	(8)	(0.02)

Impact of significant items on continuing operations	$60	$0.14

In addition, the comparability of earnings per share from continuing operations was impacted by the use of proceeds from the sale of the United Kingdom and Ireland businesses in the first quarter 2007. During the first quarter 2007, the company completed its previously announced program utilizing $620 million of the net proceeds to repurchase shares. The pro forma impact on the year-ago period of utilizing those proceeds to repurchase 17 million shares based on the average stock price in the current quarter and reduce shares outstanding in the calculation of earnings per share from continuing operations for the three months ended October 30, 2005 would have resulted in a $.02 increase in earnings per share from continuing operations.
Current year earnings from continuing operations were favorably impacted by an increase in sales volume and higher selling prices, an improvement in gross margin as a percentage of sales, partially offset by a higher effective tax rate and an increase in administrative costs.

FIRST QUARTER
Sales
An analysis of net sales by reportable segment follows:

	(millions)
	2007	2006	% Change
U.S. Soup, Sauces and Beverages	$1,052	$970	8%
Baking and Snacking	484	458	6
International Soup and Sauces	346	312	11
Other	271	262	3

	$2,153	$2,002	8%

An analysis of percent change of net sales by reportable segment follows:

	U.S. Soup,	Baking	International
	Sauces and	and	Soup and
	Beverages	Snacking	Sauces	Other	Total
Volume and Mix	4%	4%	6%	—%	4%
Price and Sales Allowances	3	2	1	4	2
(Increased)/Decreased Promotional Spending [1]	1	—	—	(1)	1
Currency	—	—	4	—	1

	8%	6%	11%	3%	8%

[1]	Represents revenue reductions from trade promotion and consumer coupon redemption programs.
In U.S. Soup, Sauces and Beverages, total U.S. soup sales increased 10%. Sales of condensed soups increased 7%. Condensed eating soup delivered double-digit sales growth due to increased advertising and effective back-to-school merchandising. Solid consumer trial of new lower sodium condensed soups also had a positive impact on sales. Condensed cooking soup sales increased as a result of increased advertising focused on soup recipes for casserole cooking. Sales of condensed soup continued to benefit from the installation of gravity-feed shelving systems in retail stores. Sales of ready-to-serve soup increased 15% driven by significant volume increases. Within ready-to-serve soup, sales of both Campbell’s Chunky and Campbell’s Select soups in cans and microwavable bowls increased, driven by increased advertising and promotional activity. In addition, sales of Campbell’s microwavable soups increased driven by strong demand for Chicken Noodle, Tomato and Vegetable soups as well as the introduction of two new varieties. In aggregate, the convenience line of soup in microwavable containers achieved double-digit sales growth. Campbell’s Select Gold Label soup sales declined in comparison to the period a year ago, which benefited from higher levels of shipments during its introduction. The ready-to-serve sales performance also benefited from the introduction of seven new Campbell’s Healthy Request lower sodium varieties. Swanson broth sales increased 8% due to growth of aseptically-packaged broth. In other parts of the business, beverage sales grew double digits primarily due to V8 V-Fusion, a 100% juice beverage launched in the second quarter of 2006, and continued growth of V8 vegetable juices. Sales of Prego pasta sauces declined due to the timing of promotional activity. Sales of Pace Mexican sauces increased.
In Baking and Snacking, Pepperidge Farm achieved double-digit sales growth with gains in each of its businesses – bakery, cookies and crackers, and frozen. In the cookies and crackers business, double-digit sales gains were driven by significant growth of Pepperidge Farm Goldfish crackers, due to effective promotional activity and new 100-calorie packs. Expanded distribution of single-serve products in convenience and drug store channels, along with gains in Milano cookies, also contributed to the sales growth. Sales growth of Pepperidge Farm bakery products was driven by fresh breads, which benefited from the popularity of whole grain varieties. Arnott’s sales decreased as solid gains in the biscuit business were offset by a decline in the snack foods business and the unfavorable impact of currency.
In International Soup and Sauces, sales in Europe increased across all markets primarily due to the favorable impact of currency and volume gains in each of the businesses. After the completion of the United Kingdom and Ireland divestiture, the company operates in four European markets – France, Germany, Belgium and the Nordic region. The Canadian business reported strong sales growth driven by the favorable impact of currency and solid performance of the soup business.
In Other, the sales increase was primarily due to growth in Godiva Chocolatier with gains in North America, Europe and Asia. Away From Home sales increased slightly due to gains in frozen soup.
Gross Margin
Gross margin, defined as Net sales less Cost of products sold, increased by $71 million in 2007. As a percent of sales, gross margin increased from 42.3% in 2006 to 42.6% in 2007. The percentage point increase was due to the impact of higher selling prices (approximately 1.5 percentage points), productivity improvements (approximately 1.3 percentage points), and a lower level of promotional spending (approximately 0.3 percentage points), partially offset by cost inflation and other factors (approximately 1.3 percentage points), unfavorable mix (approximately 0.9 percentage points) and a benefit in the prior year from a change in the method of accounting for inventory (approximately 0.6 percentage points).
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 14.7% in 2007 and 15.9% in 2006. Marketing and selling expenses decreased 1% in 2007 from 2006. The decrease was primarily driven by lower advertising expenses.

Administrative Expenses
Administrative expenses as a percent of sales were 6.3% in 2007 and 6.2% in 2006. Administrative expenses increased by 8% in 2007 from 2006. The increase was primarily due to higher compensation expenses (approximately 4 percentage points), higher expenses related to the ongoing implementation of the SAP enterprise-resource planning system in North America (approximately 2 percentage points), and the impact of currency (approximately 1 percentage point).
Operating Earnings
Segment operating earnings increased 16% in 2007 from 2006.
An analysis of operating earnings by segment follows:

	(millions)
	2007	2006[1]	% Change
U.S. Soup, Sauces and Beverages	$322	$288	12%
Baking and Snacking	68	50	36
International Soup and Sauces	48	35	37
Other	26	26	—

	464	399	16
Corporate	(26)	(18)

	$438	$381	15%

[1]	Includes one-time benefit from change in method of accounting for certain U.S. inventories.
Earnings from U.S. Soup, Sauces and Beverages increased 12% in 2007 versus 2006. The 2006 results included an $8 million benefit from the change in method of accounting for inventories. The increase in 2007 was due to higher selling prices, increased volume and productivity improvements, partially offset by cost inflation.
Earnings from Baking and Snacking increased 36% in 2007 versus 2006. The 2006 results included a $5 million benefit from the change in method of accounting for inventories. The increase was driven by significant gains at Pepperidge Farm, primarily due to higher volumes and lower marketing costs compared to the year-ago period, which included advertising expenses related to the launch of Whims poppable cookie snacks. Arnott’s delivered significant earnings growth from favorable product mix, higher selling prices, and productivity improvements.
Earnings from International Soup and Sauces increased 37% in 2007 versus 2006. Earnings growth was driven by double-digit increases in the Canadian and European businesses and the favorable impact of currency.
Earnings from Other in 2007 were even with 2006.

Corporate expenses increased in 2007 primarily due to higher compensation expenses and higher costs related to the ongoing implementation of the SAP enterprise-resource planning system in North America.
Nonoperating Items
Net interest expense increased to $41 million from $26 million in the prior year, primarily due to a non-cash reduction of $21 million related to the favorable settlement of a U.S. tax contingency in the prior year, higher cash balances and lower levels of debt in 2007, partially offset by an increase in interest rates.
The effective tax rate for the quarter was 32.2% for 2007. The effective rate for the year-ago quarter was 19.4%. The lower tax rate in the year-ago period was due to a non-cash tax benefit of $47 million recorded in the prior period resulting from the favorable resolution of a U.S. tax contingency, tax planning strategies and favorable resolution of tax audits in the prior year, partially offset by $8 million incremental expense associated with the repatriation of non-U.S. earnings under the AJCA.
Discontinued Operations
The results of the company’s businesses in the United Kingdom and Ireland are classified as discontinued operations. Results of the businesses are summarized below:

	October 29,	October 30,
(millions)	2006	2005

Net sales	$16	$108

Earnings from operations before taxes	$—	$20

Pre-tax gain on sale	36	—

Taxes on earnings — operations	—	4

Tax impact of gain on sale	14	—

Earnings from discontinued operations	$22	$16

See also Note (b) to the Consolidated Financial Statements for additional information.
Liquidity and Capital Resources
The company used cash from operations of $88 million, compared to cash generated from operations of $113 million last year. The decrease is due to higher seasonal increases in working capital and the payment of $83 million to settle foreign currency hedges related to the divested United Kingdom and Ireland businesses.

Capital expenditures were $46 million compared to $38 million a year ago. Capital expenditures are expected to be approximately $325 to $350 million in 2007.
Net cash provided by investing activities in 2007 includes the proceeds from the sale of the businesses in the United Kingdom and Ireland, net of cash divested. This sale agreement is subject to certain post-closing adjustments and therefore the final cash proceeds will be adjusted.
The repayment of notes payable in 2007 represents the cash paid for 6.90% notes due in October 2006.
Excluding shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares, the company repurchased 20 million shares and paid $751 million in connection with repurchases in the quarter ended October 29, 2006. The majority of these repurchases were made pursuant to the company’s two publicly announced share repurchase programs. Under the first program, which was announced on November 21, 2005, the company’s Board of Directors authorized the purchase of up to $600 million of company stock through fiscal 2008. Under the second program, which was announced on August 15, 2006, the company’s Board of Directors authorized using up to $620 million of the net proceeds from the sale of the United Kingdom and Ireland businesses to purchase company stock. Pursuant to the August 2006 program, the company entered into two accelerated share repurchase agreements on September 28, 2006 with a financial institution to repurchase approximately $600 million of stock. See also Note (m) to the Consolidated Financial Statements for more information on the accelerated share repurchase agreements. In addition to the two publicly announced share repurchase programs, the company also purchased shares to offset the impact of dilution from shares issued under the company’s stock compensation plans. The company expects to continue this practice in the future. Except for shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares, the company did not repurchase any shares in the quarter ended October 30, 2005. See “Unregistered Sales of Equity Securities and Use of Proceeds” for more information.
At October 29, 2006, the company had $747 million of notes payable due within one year and $33 million of standby letters of credit issued on behalf of the company. The company maintains $1.5 billion of committed revolving credit facilities, which remain unused at October 29, 2006, except for $1 million of standby letters of credit issued on behalf of the company. Another $32 million of standby letters of credit were issued on behalf of the company under a separate facility. The company is in compliance with the covenants contained in its revolving credit facilities and debt securities.
The company believes that foreseeable liquidity and capital resource requirements, including notes payable due within one year and cash outflows to repurchase shares and pay dividends, are expected to be met through cash and cash equivalents, anticipated cash flows from operations, long-term borrowings under its shelf registration statement, and short-term borrowings, including commercial paper. The company believes that its sources of financing are adequate to meet its future liquidity and capital resource requirements. The cost and terms of any future financing arrangements depend on the market conditions and the company’s financial position at that time.
Significant Accounting Estimates
The consolidated financial statements of the company are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. The significant accounting policies of the company are described in Note 1 to the Consolidated Financial Statements and the significant accounting estimates are described in Management’s Discussion and Analysis included in the 2006 Annual Report on Form 10-K. The impact of new accounting standards is discussed in the following section. There have been no other changes in the company’s accounting policies in the current period that had a material impact on the company’s consolidated financial condition or results of operation.
Recently Issued Accounting Pronouncements
In October 2004, the AJCA was signed into law. The AJCA provides for a deduction of 85% of certain non-U.S. earnings that are repatriated, as defined by the AJCA, and a phased-in tax deduction related to profits from domestic manufacturing activities. In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 109-1 and 109-2 to address the accounting and disclosure requirements related to the AJCA. The total amount repatriated in 2006 under the AJCA was $494 million and the related tax cost was $20 million. In 2005, the company recorded tax expense of $7 million associated with $200 million of anticipated earnings to be repatriated. In 2006, the company finalized its plan under the AJCA and recorded $13 million in tax expense for $294 million of earnings repatriated. Of this amount, $8 million was recorded in the first quarter of 2006.
In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 clarifies the criteria that must be met for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. This Interpretation also addresses derecognition, recognition of related penalties and interest, classification of liabilities and disclosures of unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company is in the process of evaluating the impact of FIN 48.
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a definition of fair value, provides a framework for measuring fair value and expands the disclosure requirements about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. The company is currently evaluating the impact of SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize the funded status of defined benefit postretirement plans as an asset or liability on the balance sheet and requires any unrecognized prior service cost and actuarial gains/losses to be recognized in other comprehensive income. In addition, SFAS No. 158 requires that changes in the funded status of a defined benefit postretirement plan be recognized in comprehensive income in the year in which the changes occur. The requirement to recognize the funded status of a defined benefit postretirement plan and other disclosure requirements of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The company will adopt SFAS No. 158 as of the end of fiscal 2007. The company had net unrecognized defined benefit pension and postretirement benefit plan obligations of approximately $550 million as of July 30, 2006. If this standard had been adopted as of July 30, 2006, these amounts would have been recognized in comprehensive income, net of deferred tax benefits, resulting in a reduction of approximately $350 million in shareowners’ equity. Since plan assets and obligations are measured on an annual basis as of the end of the fiscal year, the actual impact on the company’s balance sheet will depend on the factors affecting this measurement as of July 29, 2007. The adoption will not impact the consolidated results of operations or cash flows of the company.
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
The company wishes to caution the reader that the following important factors and those important factors described in other Securities and Exchange Commission filings of the company, or in the company’s 2006 Annual Report on Form 10-K, could affect the company’s actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, the company:
•	the impact of strong competitive response to the company’s efforts to leverage its brand power with product innovation, promotional programs and new advertising, and of changes in consumer demand for the company’s products;

•	the risks in the marketplace associated with trade and consumer acceptance of product improvements, shelving initiatives and new product introductions;

•	the company’s ability to achieve sales and earnings forecasts, which are based on assumptions about sales volume and product mix, and the impact of marketing and pricing actions;

•	the company’s ability to realize projected cost savings and benefits, including those contemplated by restructuring programs and other cost-savings initiatives;

•	the company’s ability to successfully manage changes to its business processes, including selling, distribution, production capacity, information management systems and the integration of acquisitions;

•	the increased significance of certain of the company’s key trade customers;

•	the impact of fluctuations in the supply and cost of energy and raw materials;

•	the risks associated with portfolio changes and completion of acquisitions and divestitures;

•	the uncertainties of litigation described from time to time in the company’s Securities and Exchange Commission filings;

•	the impact of changes in currency exchange rates, tax rates, interest rates, equity markets, inflation rates, economic conditions and other external factors; and

•	the impact of unforeseen business disruptions in one or more of the company’s markets due to political instability, civil disobedience, armed hostilities, natural disasters or other calamities.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding the company’s exposure to certain market risk, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the 2006 Annual Report on Form 10-K. There have been no significant changes in the company’s portfolio of financial instruments or market risk exposures from the fiscal 2006 year-end.

ITEM 4. CONTROLS AND PROCEDURES
a.	Evaluation of Disclosure Controls and Procedures

The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 29, 2006 (the “Evaluation Date”). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective, and are reasonably designed to ensure that all material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

b.	Changes in Internal Controls

During the quarter ended October 29, 2006, there were no changes in the company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

						Approximate
						Dollar Value of
					Total Number of	Shares that May
	Total				Shares Purchased	Yet Be Purchased
	Number		Average		as Part of Publicly	Under the Plans
	of Shares		Price Paid		Announced Plans	or Programs
Period	Purchased(1)		Per Share(2)		or Programs(3)	($ in millions)(3)
7/31/06 - 8/31/06	2,403,611	(4)	$37.42	(4)	912,000	$986
9/1/06 - 9/30/06	15,907,737	(5)	$36.04	(5)	15,097,616	$443
10/1/06 - 10/29/06	1,764,430	(6)	$36.68	(6)	1,431,659	$390

Total	20,075,778		$36.26		17,441,275

(1)	Includes (i) 2,489,486 shares repurchased in open-market transactions to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 145,017 shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted shares. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the company’s shares on the date of vesting.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)	The company has two publicly announced share repurchase programs. Under the first program, which was announced on November 21, 2005, the company’s Board of Directors authorized the purchase of up to $600 million of company capital stock on the open market or through privately negotiated transactions through the end of fiscal 2008. Under the second program, which was announced on August 15, 2006 and is expected to be completed in fiscal 2007, the company’s Board of Directors authorized the purchase of up to an additional $620 million of company capital stock. Pursuant to the August 2006 program, the company entered into two accelerated share repurchase agreements on September 28, 2006 with a financial institution to repurchase approximately $600 million of stock. The above table reflects $573 million of purchases under the accelerated share repurchase agreements, which is the cost of the shares delivered to date under such agreements. The remaining $28 million has been recorded as additional paid-in capital and will be reclassified to capital stock in treasury upon settlement of the accelerated share repurchase agreements, which is expected to occur in the fourth quarter of fiscal 2007. Upon such settlement, the purchase price for the shares and/or the number of shares purchased under such agreements will be adjusted. For additional information on the accelerated share repurchase agreements, see Note (m) to the Consolidated Financial Statements. In addition to the two publicly announced share repurchase programs, the company will continue to purchase shares, under separate authorization, as part of its practice of buying back shares sufficient to offset shares issued under incentive compensation plans.

(4)	Includes (i) 1,488,000 shares repurchased in open-market transactions at an average price of $37.42 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 3,611 shares owned and tendered by employees at an average price per share of $36.76 to satisfy tax withholding requirements on the vesting of restricted shares.

(5)	Includes (i) 806,000 shares repurchased in open-market transactions at an average price of $37.08 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 4,121 shares owned and tendered by employees at an average price per share of $36.35 to satisfy tax withholding requirements on the vesting of restricted shares.

(6)	Includes (i) 195,486 shares repurchased in open-market transactions at an average price of $36.57 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 137,285 shares owned and tendered by employees at an average price per share of $36.55 to satisfy tax withholding requirements on the vesting of restricted shares.

ITEM 6. EXHIBITS
10(a)	Compensation arrangements relating to the company’s named executive officers and the company’s non-executive Chairman of the Board of Directors were described in a company Form 8-K filed on October 4, 2006, and such description is incorporated herein by reference.

10(b)	Confirmation Agreement dated as of September 28, 2006, between Lehman Brothers Finance S.A. and the company relating to the company’s fixed share accelerated stock repurchase transaction.

10(c)	Confirmation Agreement dated as of September 28, 2006, between Lehman Brothers Finance S.A. and the company relating to the company’s fixed dollar accelerated stock repurchase transaction.

31(i)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(ii)	Certification of Robert A. Schiffner pursuant to Rule 13a-14(a).

32(i)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(ii)	Certification of Robert A. Schiffner pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL SOUP COMPANY
Date: December 5, 2006	By:	/s/ Anthony P. DiSilvestro
Anthony P. DiSilvestro
Vice President – Controller

By:	/s/ Ellen Oran Kaden
Ellen Oran Kaden
Senior Vice President — Law and Government Affairs

INDEX TO EXHIBITS
Exhibits

10(a)	Compensation arrangements relating to the company’s named executive officers and the company’s non-executive Chairman of the Board of Directors were described in a company Form 8-K filed on October 4, 2006, and such description is incorporated herein by reference.

10(b)	Confirmation Agreement dated as of September 28, 2006, between Lehman Brothers Finance S.A. and the company relating to the company’s fixed share accelerated stock repurchase transaction.

10(c)	Confirmation Agreement dated as of September 28, 2006, between Lehman Brothers Finance S.A. and the company relating to the company’s fixed dollar accelerated stock repurchase transaction.

31(i)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(ii)	Certification of Robert A. Schiffner pursuant to Rule 13a-14(a).

32(i)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(ii)	Certification of Robert A. Schiffner pursuant to 18 U.S.C. Section 1350.