Form 10-Q
period 2007-01-28
CAMPBELL SOUP CO
filed 2007-03-07
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 28, 2007	Commission File Number 1-3822

New Jersey State of Incorporation	21-0419870 I.R.S. Employer Identification No.
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
Yes ☑      No  ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b — 2 of the Exchange Act. (Check one):
Large accelerated filer   ☑                                              Accelerated filer   ☐                                               Non-accelerated filer  ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b — 2 of the Securities Exchange Act of 1934).
Yes ☐       No ☑
There were 389,998,864 shares of Capital Stock outstanding as of March 1, 2007.

PART I.
ITEM 1. FINANCIAL INFORMATION
CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Six Months Ended
	January 28,	January 29,	January 28,	January 29,
	2007	2006	2007	2006
Net sales	$2,252	$2,159	$4,405	$4,161

Costs and expenses
Cost of products sold	1,286	1,251	2,522	2,407
Marketing and selling expenses	361	357	677	675
Administrative expenses	155	143	290	268
Research and development expenses	25	24	51	48
Other (income) / expense	(20)	1	(18)	(1)

Total costs and expenses	1,807	1,776	3,522	3,397

Earnings before interest and taxes	445	383	883	764
Interest, net	39	43	80	69

Earnings before taxes	406	340	803	695
Taxes on earnings	122	101	250	170

Earnings from continuing operations	284	239	553	525
Earnings from discontinued operations	1	15	23	31

Net earnings	$285	$254	$576	$556

Per share — basic

Earnings from continuing operations	$.74	$.59	$1.42	$1.28
Earnings from discontinued operations	—	.04	.06	.08

Net earnings	$.74	$.62	$1.48	$1.36

Dividends	$.20	$.18	$.40	$.36

Weighted average shares outstanding — basic	384	408	389	409

Per share — assuming dilution

Earnings from continuing operations	$.72	$.58	$1.38	$1.27
Earnings from discontinued operations	—	.04	.06	.07

Net earnings	$.72	$.61	$1.44	$1.34

Weighted average shares outstanding — assuming dilution	395	414	400	414

See Notes to Consolidated Financial Statements.
The sum of the individual per share amounts does not equal net earnings per share due to rounding.

CAMPBELL SOUP COMPANY CONSOLIDATED
Balance Sheets
(unaudited)
(millions, except per share amounts)

	January 28,	July 30,
	2007	2006
Current assets
Cash and cash equivalents	$483	$657
Accounts receivable	747	494
Inventories	730	728
Other current assets	190	133
Current assets of discontinued operations held for sale	—	100

Total current assets	2,150	2,112

Plant assets, net of depreciation	1,943	1,954
Goodwill	1,772	1,765
Other intangible assets, net of amortization	600	596
Other assets	620	605
Non-current assets of discontinued operations held for sale	—	838

Total assets	$7,085	$7,870

Current liabilities
Notes payable	$745	$1,097
Payable to suppliers and others	651	691
Accrued liabilities	727	820
Dividend payable	77	74
Accrued income taxes	299	202
Current liabilities of discontinued operations held for sale	—	78

Total current liabilities	2,499	2,962

Long-term debt	2,111	2,116
Nonpension postretirement benefits	275	278
Other liabilities, including deferred income taxes of $479 and $463	745	721
Non-current liabilities of discontinued operations held for sale	—	25

Total liabilities	5,630	6,102

Shareowners’ equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20
Additional paid-in capital	333	352
Earnings retained in the business	6,960	6,539
Capital stock in treasury, at cost	(5,849)	(5,147)
Accumulated other comprehensive income / (loss)	(9)	4

Total shareowners’ equity	1,455	1,768

Total liabilities and shareowners’ equity	$7,085	$7,870

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED

Statements of Cash Flows
(unaudited)
(millions)

	Six Months Ended
	January 28,	January 29,
	2007	2006
Cash flows from operating activities:
Net earnings	$576	$556
Non-cash charges to net earnings
Change in accounting method (Note h)	—	(8)
Stock-based compensation	41	41
Resolution of tax contingency (Note k)	—	(60)
Depreciation and amortization	132	137
Deferred income taxes	(42)	2
Other, net	38	38
Changes in working capital
Accounts receivable	(259)	(209)
Inventories	(3)	47
Prepaid assets	(6)	9
Accounts payable and accrued liabilities	48	152
Pension fund contributions	(27)	(41)
Payments of hedging activities related to divested businesses (Note b)	(83)	—
Gain on sale of businesses (Note b)	(39)	—
Gain on sale of facility	(23)	—
Other	(25)	(15)

Net cash provided by operating activities	328	649

Cash flows from investing activities:
Purchases of plant assets	(121)	(85)
Sales of plant assets	22	1
Sales of businesses, net of cash divested (Note b)	884	—
Other, net	8	—

Net cash provided by (used in) investing activities	793	(84)

Cash flows from financing activities:
Long-term repayments	(8)	—
Repayments of notes payable	(300)	—
Net short-term repayments	(83)	(105)
Dividends paid	(153)	(144)
Treasury stock purchases	(842)	(127)
Treasury stock issuances	81	38
Excess tax benefits on stock-based compensation	11	1

Net cash used in financing activities	(1,294)	(337)

Effect of exchange rate changes on cash	(1)	(1)

Net change in cash and cash equivalents	(174)	227
Cash and cash equivalents — beginning of period	657	40

Cash and cash equivalents — end of period	$483	$267

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Shareowners’ Equity
(unaudited)
(millions, except per share amounts)

	Capital Stock					Earnings	Accumulated
	Issued		In Treasury		Additional	Retained	Other	Total
					Paid-in	in the	Comprehensive	Shareowners’
	Shares	Amount	Shares	Amount	Capital	Business	Income (Loss)	Equity

Balance at July 31, 2005	542	$20	(134)	$(4,832)	$236	$6,069	$(223)	$1,270

Comprehensive income (loss)
Net earnings						556		556
Foreign currency translation adjustments							3	3
Cash-flow hedges, net of tax							1	1
Minimum pension liability, net of tax							(2)	(2)

Other comprehensive income							2	2

Total comprehensive income								558

Dividends ($.36 per share)						(148)		(148)
Treasury stock purchased			(4)	(127)				(127)
Treasury stock issued under management incentive and stock option plans			1	(37)	105			68

Balance at January 29, 2006	542	$20	(137)	$(4,996)	$341	$6,477	$(221)	$1,621

Balance at July 30, 2006	542	$20	(140)	$(5,147)	$352	$6,539	$4	$1,768

Comprehensive income (loss)
Net earnings						576		576
Foreign currency translation adjustments							(37)	(37)
Cash-flow hedges, net of tax							7	7
Minimum pension liability, net of tax							17	17

Other comprehensive loss							(13)	(13)

Total comprehensive income								563

Dividends ($.40 per share)						(155)		(155)
Treasury stock purchased			(22)	(814)	(28)			(842)
Treasury stock issued under management incentive and stock option plans			3	112	9			121

Balance at January 28, 2007	542	$20	(159)	$(5,849)	$333	$6,960	$(9)	$1,455

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

On August 15, 2006, the company completed the sale of its businesses in the United Kingdom and Ireland for £460, or approximately $870, pursuant to a Sale and Purchase Agreement dated July 12, 2006. The United Kingdom and Ireland businesses included Homepride sauces, OXO stock cubes, Batchelors soups and McDonnells and Erin soups. The Sale and Purchase Agreement provides for working capital and other post-closing adjustments. The company has reflected the results of these businesses as discontinued operations in the consolidated statements of earnings for all periods presented. In the first quarter 2007, the company recorded a pre-tax gain of $36 ($22 after tax) on the sale of the businesses. In the second quarter 2007, the post-closing adjustments were finalized. Additional proceeds of $19 were received and an incremental pre-tax gain of $3 ($1 after tax) was recorded.

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

Results of discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	January 28,	January 29,	January 28,	January 29,
	2007	2006	2007	2006
Net sales	$—	$122	$16	$230

Earnings from operations before taxes	$—	$20	$—	$40

Pre-tax gain on sale	3	—	39	—

Taxes on earnings — operations	—	5	—	9

Tax impact of gain on sale	2	—	16	—

Earnings from discontinued operations	$1	$15	$23	$31

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

Total pre-tax stock-based compensation recognized in the Statements of Earnings was $24 and $27 for the second quarter ended January 28, 2007 and January 29, 2006, respectively. Tax related benefits of $9 and $10 were also recognized for the second quarter of 2007 and 2006, respectively. Total pre-tax stock-based compensation recognized in the Statements of Earnings was $41 for the six months ended January 28, 2007 and January 29, 2006. Tax related benefits of $15 were also recognized for the six months ended January 28, 2007 and January 29, 2006. Stock-based compensation associated with discontinued operations was not material. Cash received from the exercise of stock options was $81 and $38 for the six month periods ended January 28, 2007 and January 29, 2006, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

The following table summarizes stock option activity as of January 28, 2007:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
(options in thousands)	Options	Exercise Price	Contractual Life	Value

Outstanding at July 30, 2006	30,607	$27.77
Granted	—	—
Exercised	(3,017)	$26.86
Terminated	(903)	$28.35

Outstanding at January 28, 2007	26,687	$27.86	5.6	$275

Exercisable at January 28, 2007	23,755	$28.01	5.3	$242

The total intrinsic value of options exercised during the six months ended January 28, 2007 and January 29, 2006 was $33 and $6, respectively. As of January 28, 2007, total remaining unearned compensation related to unvested stock options was $9, which will be amortized over the weighted-average remaining service period of less than 1 year. The company measures the fair value of stock options using the Black-Scholes option pricing model.

The following table summarizes time-lapse restricted stock and EPS performance restricted stock as of January 28, 2007:

		Weighted-Average
		Grant-Date
(restricted stock in thousands)	Shares	Fair Value

Nonvested at July 30, 2006	3,397	$27.92
Granted	1,227	$35.98
Vested	(645)	$28.94
Forfeited	(112)	$28.99

Nonvested at January 28, 2007	3,867	$30.28

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

As of January 28, 2007, total remaining unearned compensation related to nonvested time-lapse restricted stock and EPS performance restricted stock was $60, which will be amortized over the weighted-average remaining service period of 2 years. The fair value of restricted stock vested during the six months ended January 28, 2007 and January 29, 2006 was $24 and $1, respectively.

The following table summarizes TSR performance restricted stock as of January 28, 2007:

		Weighted-Average
		Grant-Date
(restricted stock in thousands)	Shares	Fair Value

Nonvested at July 30, 2006	1,564	$28.73
Granted	1,344	$26.31
Vested	(10)	$28.73
Forfeited	(73)	$28.45

Nonvested at January 28, 2007	2,825	$27.59

The fair value of TSR performance restricted stock is estimated at the grant date using a Monte Carlo simulation. Expense is recognized on a straight-line basis over the service period. As of January 28, 2007, total remaining unearned compensation related to TSR performance restricted stock was $52, which will be amortized over the weighted-average remaining service period of 2.2 years.
(d)	Goodwill and Intangible Assets

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	January 28, 2007		July 30, 2006
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization[1]:
Other	$16	$(8)	$15	$(7)

Intangible assets not subject to amortization:
Trademarks	$590		$586
Pension	2		2

Total	$592		$588

[1]	Amortization related to these assets was less than $1 for the six-month periods ended January 28, 2007 and January 29, 2006. The estimated aggregated amortization expense for each of the five succeeding fiscal years is less than $1 per year. Asset useful lives range from twelve to thirty-four years.

     Changes in the carrying amount for goodwill for the period ended January 28, 2007 are as follows:

	U.S. Soup,
	Sauces and	Baking and	International
	Beverages	Snacking	Soup and Sauces	Other	Total
Balance at July 30, 2006	$428	$617	$569	$151	$1,765
Foreign currency translation adjustment	—	5	2	—	7

Balance at January 28, 2007	$428	$622	$571	$151	$1,772

(e)	Comprehensive Income

Total comprehensive income comprises net earnings, net foreign currency translation adjustments, minimum pension liability adjustments, and net unrealized gains (losses) on cash-flow hedges.

Total comprehensive income for the three months ended January 28, 2007 and January 29, 2006, was $286 and $265, respectively. Total comprehensive income for the six months ended January 28, 2007 and January 29, 2006, was $563 and $558, respectively.

The components of Accumulated other comprehensive income (loss) consisted of the following:

	January 28,	January 29,
	2007	2006
Foreign currency translation adjustments	$49	$38
Cash-flow hedges, net of tax	(8)	(19)
Minimum pension liability, net of tax[1]	(50)	(240)

Total Accumulated other comprehensive loss	$(9)	$(221)

[1]	Includes a tax benefit of $25 as of January 28, 2007 and $141 as of January 29, 2006.
(f)	Earnings Per Share

For the periods presented in the Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and restricted stock programs, except when such effect would be antidilutive. The dilutive impact of the accelerated share repurchase agreements described in Note (m) was not material. Stock options to purchase 1 million shares of capital stock for both the three-month and six-month periods ended January 28, 2007 and 6 million shares of capital stock for both the three-month and six-month periods ended January 29, 2006 were not included in the calculation of diluted earnings per share because the exercise price of the stock options exceeded the average market price of the capital stock and therefore, the effect would be antidilutive.

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

January 28, 2007

	Three Months Ended		Six Months Ended
		Earnings		Earnings
		Before Interest		Before Interest
	Net Sales	and Taxes	Net Sales	and Taxes
U.S. Soup, Sauces and Beverages	$1,028	$274	$2,080	$596

Baking and Snacking	454	77	938	145

International Soup and Sauces	404	59	750	107

Other	366	70	637	96

Corporate [1]	—	(35)	—	(61)

Total	$2,252	$445	$4,405	$883
January 29, 2006

	Three Months Ended		Six Months Ended
		Earnings		Earnings
		Before Interest		Before Interest
	Net Sales	and Taxes	Net Sales	and Taxes [2]
U.S. Soup, Sauces and Beverages	$1,018	$242	$1,988	$530

Baking and Snacking	429	40	887	90

International Soup and Sauces	361	61	673	96

Other	351	69	613	95

Corporate[1]	—	(29)	—	(47)

Total	$2,159	$383	$4,161	$764

[1]	Represents unallocated corporate expenses.

[2]	Contributions to earnings before interest and taxes by segment include the effect of a $13 benefit due to a change in the method of accounting for certain U.S. inventories from the LIFO method to the average cost method as follows: U.S. Soup, Sauces and Beverages — $8 and Baking and Snacking — $5.

Historical information on the reporting segments is as follows:
Fiscal Year 2006
Net Sales:

	Quarter Ended		Year to Date
	April 30,	July 30,	April 30,	July 30,
	2006	2006	2006	2006
U.S. Soup, Sauces and Beverages	$713	$556	$2,701	$3,257

Baking and Snacking	422	438	1,309	1,747

International Soup and Sauces	322	260	995	1,255

Other	271	200	884	1,084

Total	$1,728	$1,454	$5,889	$7,343

Earnings Before Interest and Taxes:

	Quarter Ended		Year to Date
	April 30,	July 30,	April 30,	July 30,
	2006	2006	2006	2006
U.S. Soup, Sauces and Beverages	$171	$114	$701	$815

Baking and Snacking	35	62	125	187

International Soup and Sauces	43	5	139	144

Other	27	(12)	122	110

Corporate	(28)	(30)	(75)	(105)

Total	$248	$139	$1,012	$1,151

Fiscal Year 2005
Net Sales:

	Quarter Ended				Year to Date
	October 31,	January 30,	May 1,	July 31,	January 30,	May 1,	July 31,
	2004	2005	2005	2005	2005	2005	2005

U.S. Soup, Sauces and Beverages	$994	$956	$627	$521	$1,950	$2,577	$3,098

Baking and Snacking	449	433	421	439	882	1,303	1,742

International Soup and Sauces	294	364	313	256	658	971	1,227

Other	232	332	253	188	564	817	1,005

Total	$1,969	$2,085	$1,614	$1,404	$4,054	$5,668	$7,072

Earnings Before Interest and Taxes:

	Quarter Ended				Year to Date
	October 31,	January 30,	May 1,	July 31,	January 30,	May 1,	July 31,
	2004	2005	2005	2005	2005	2005	2005

U.S. Soup, Sauces and Beverages	$275	$216	$152	$104	$491	$643	$747

Baking and Snacking	46	47	36	69	93	129	198

International Soup and Sauces	36	50	40	17	86	126	143

Other	22	72	27	(11)	94	121	110

Corporate	(17)	(16)	(15)	(18)	(33)	(48)	(66)

Total	$362	$369	$240	$161	$731	$971	$1,132

(h)	Inventories

	January 28, 2007	July 30, 2006
Raw materials, containers and supplies	$260	$252
Finished products	470	476

	$730	$728

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
Interest Rate Swaps

The notional amounts of outstanding fair-value interest rate swaps at January 28, 2007 totaled $775 with a maximum maturity date of October 2013. The fair value of such instruments was a loss of $22 as of January 28, 2007.

The notional amounts of outstanding variable-to-fixed interest rate swaps accounted for as cash-flow hedges was $155 as of January 28, 2007. The fair value of the swaps was not material as of January 28, 2007.

Foreign Currency Contracts

The fair value of foreign exchange forward and cross-currency swap contracts accounted for as cash-flow hedges was a loss of $127 at January 28, 2007. The notional amount was $504 at January 28, 2007.

The company also enters into certain foreign exchange forward and variable-to-variable cross-currency swap contracts that are not designated as accounting hedges. These instruments are primarily intended to reduce volatility of certain intercompany financing transactions. The fair value of these instruments was a loss of $3 at January 28, 2007. The notional amount was $185 at January 28, 2007.

Foreign exchange forward contracts typically have maturities of less than eighteen months. Cross-currency swap contracts mature in 2007 through 2014. Principal currencies include the Australian dollar, Canadian dollar, euro, Japanese yen, and Swedish krona.

As of January 28, 2007, the accumulated derivative net loss in other comprehensive income for cash-flow hedges, including the foreign exchange forward and cross-currency contracts,

forward starting swap contracts, and treasury lock agreements was $8, net of tax. As of January 29, 2006, the accumulated derivative net loss in other comprehensive income was $19, net of tax. Reclassifications from Accumulated other comprehensive income (loss) into the Statements of Earnings during the six-month period ended January 28, 2007 were losses of $6, primarily for derivatives which hedged exposures related to the businesses in the United Kingdom and Ireland sold in August 2006. Reclassifications during the remainder of 2007 are not expected to be material. At January 28, 2007, the maximum maturity date of any cash-flow hedge was August 2013.
(j)	Pension and Postretirement Medical Benefits The company sponsors certain defined benefit plans and postretirement medical benefit plans for employees. Components of benefit expense were as follows:

Three Months Ended	Pension		Postretirement
	January 28,	January 29,	January 28,	January 29,
	2007	2006	2007	2006

Service cost	$12	$14	$1	$1
Interest cost	28	28	6	5
Expected return on plan assets	(39)	(40)	—	—
Amortization of prior service cost	—	—	(1)	—
Recognized net actuarial loss	7	10	—	1

Net periodic benefit expense	$8	$12	$6	$7

Six Months Ended	Pension		Postretirement
	January 28,	January 29,	January 28,	January 29,
	2007	2006	2007	2006

Service cost	$24	$28	$2	$2
Interest cost	56	56	11	10
Expected return on plan assets	(78)	(81)	—	—
Amortization of prior service cost	—	1	(1)	(1)
Recognized net actuarial loss	14	21	—	2

Net periodic benefit expense	$16	$25	$12	$13

Pension expense of $2 and $4 was recorded by the United Kingdom and Ireland businesses for the three- and six-month periods ended January 28, 2006 and is included in Earnings from discontinued operations. See Note (b) to the Consolidated Financial Statements for additional information.

In the first quarter 2007, the company made a $22 voluntary contribution to a U.S. pension plan. Additional contributions to the U.S. pension plans are not expected this fiscal year. Contributions of $5 were made to the non-U.S. plans as of January 28, 2007.

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

The company received an Examination Report from the Internal Revenue Service (IRS) on December 23, 2002, which included a challenge to the treatment of gains and interest deductions claimed in the company’s fiscal 1995 federal income tax return, relating to transactions involving government securities. If the proposed adjustment had been upheld, it would have required the company to pay a net amount of over $100 in taxes, accumulated interest and penalties. The company had maintained a reserve for a portion of this contingency. In November 2005, the company negotiated a settlement of this matter with the IRS. As a result of the settlement in the first quarter ended October 30, 2005, the company adjusted tax reserves and recorded a $47 tax benefit. In addition, the company reduced interest expense and accrued interest payable by $21 and adjusted deferred tax expense by $8 ($13 after tax) in the same quarter. The aggregate non-cash impact of the settlement on earnings from continuing operations was $60, or $.14 per share. The settlement did not have a material impact on the company’s consolidated cash flow.

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

(l)	Supplemental Cash Flow Information

Other cash used in operating activities for the six-month periods is comprised of the following:

	January 28, 2007	January 29, 2006
Receipts/(Payments) for hedging activities	$(3)	$1
Benefit related payments	(18)	(16)
Other	(4)	—

	$(25)	$(15)

(m)	Accelerated Share Repurchase Agreements

On September 28, 2006, the company entered into two accelerated share repurchase agreements (Agreements) with Lehman Brothers Finance S.A. (Lehman), an affiliate of Lehman Brothers Inc. Under the first Agreement (the Fixed Share ASR), the company purchased approximately 8.3 million shares of its stock from Lehman for $300, or $35.95 per share. Lehman is expected to purchase an equivalent number of shares under the Fixed Share ASR. At the end of the Fixed Share ASR’s term, the company may receive from, or be required to pay to, Lehman a price adjustment based upon the volume weighted-average price of the company’s common stock during the period Lehman purchases the equivalent number of shares. The price adjustment may be settled at the company’s option in shares of the company’s stock or cash. The price adjustment is accounted for as an equity instrument and changes in its fair value are not recorded. Upon settlement, which is expected to occur in the fourth quarter of 2007, the price adjustment will be recorded as equity. If the stock price from January 28, 2007 through the end of the term of the Agreement remains at the January 28, 2007 closing price of $38.18, then the company would owe Lehman a price adjustment of approximately $12 upon settlement, which is payable in cash or company stock.

Under the second Agreement (the Fixed Dollar ASR), the company purchased approximately $300 of its common stock from Lehman. Lehman made an initial delivery of 6.3 million shares on September 29, 2006 at $35.95 per share, and a second delivery of 1.3 million shares on October 25, 2006 at $36.72 per share. The $273 purchase price for these initial deliveries has been recorded as capital stock in treasury, at cost. The remaining $28 has been recorded as a reduction of additional paid-in capital and will be reclassified to capital stock in treasury upon settlement of the Fixed Dollar ASR. The exact number of additional shares (if any) to be delivered to the company at settlement under the Fixed Dollar ASR will be based on the volume weighted-average price of company stock during the term of the Fixed Dollar ASR, subject to a minimum and maximum price for the purchased shares. Lehman is expected to purchase a number of shares equivalent to the number delivered to the company under the Fixed Dollar ASR. The Fixed Dollar ASR is expected to be completed in the fourth quarter of fiscal 2007. If the stock price from January 28, 2007 through the end of the term of the Agreement remains at the January 28, 2007 closing price of $38.18, then Lehman would deliver to the company approximately 400,000 shares upon settlement, which have a value of approximately $15 as of January 28, 2007.
(n)	Recently Issued Accounting Pronouncements

In October 2004, the American Jobs Creation Act (the AJCA) was signed into law. The AJCA provides for a deduction of 85% of certain non-U.S. earnings that are repatriated, as defined by the AJCA, and a phased-in tax deduction related to profits from domestic manufacturing activities. In December 2004, the FASB issued FASB Staff Position FAS 109-1 and 109-2 to address the accounting and disclosure requirements related to the AJCA. The total amount repatriated in 2006 under the AJCA was $494 and the related tax cost was $20. In 2005, the company recorded tax expense of $7 associated with $200 of anticipated earnings to be repatriated. In 2006, the company finalized its plan under the AJCA and recorded $13 in tax expense for $294 of earnings repatriated. Of this amount, $1 was recorded in the second quarter of 2006 and $9 in the six-month period ended January 29, 2006.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the criteria that must be met for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. This Interpretation also addresses derecognition, recognition of related penalties and interest, classification of liabilities and disclosures of unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company is currently evaluating the impact of FIN 48.

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
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The company is currently evaluating the impact of SFAS No. 159.

ITEM 2.
CAMPBELL SOUP COMPANY CONSOLIDATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Overview
On August 15, 2006, the company completed the sale of its businesses in the United Kingdom and Ireland for £460 million, or approximately $870 million, pursuant to a Sale and Purchase Agreement dated July 12, 2006. The United Kingdom and Ireland businesses included Homepride sauces, OXO stock cubes, Batchelors soups and McDonnells and Erin soups. The purchase price was subject to working capital and other post-closing adjustments, which resulted in an additional $19 million of proceeds. The company has reflected the results of these businesses as discontinued operations in the consolidated statements of earnings for all periods presented. The company used approximately $620 million of the net proceeds to purchase company stock. See Note (m) to the Consolidated Financial Statements for additional information.
The company reported earnings from continuing operations of $284 million for the second quarter ended January 28, 2007, versus $239 million in the comparable quarter a year ago. Earnings per share from continuing operations were $.72 compared to $.58 a year ago. (All earnings per share amounts included in Management’s Discussion and Analysis are presented on a diluted basis.) Net sales increased 4% to $2.3 billion in 2007 from $2.2 billion last year.
Earnings from continuing operations and earnings per share from continuing operations in the current quarter included a pre-tax gain of $23 million ($14 million after tax or $.04 per share) from the sale of an idle manufacturing facility. In addition, the comparability of earnings per share from continuing operations was impacted by the use of proceeds from the sale of the United Kingdom and Ireland businesses in the first quarter 2007. During the first quarter 2007, the company completed its previously announced program utilizing $620 million of the net proceeds to repurchase shares. The pro forma impact on the year-ago quarter of utilizing those proceeds to repurchase 17 million shares (based on the average stock price in the first quarter) and reduce shares outstanding in the calculation of earnings per share from continuing operations for the quarter ended January 29, 2006 would have resulted in a $.02 increase in earnings per share from continuing operations. The remaining increase in earnings from continuing operations from 2006 was due to the increase in sales and gross margin as a percentage of sales, partially offset by higher administrative expenses.
For the six months ended January 28, 2007, earnings from continuing operations were $553 million compared to $525 million a year ago. Earnings per share from continuing operations were $1.38 compared to $1.27 a year ago. Earnings from continuing operations and earnings per share from continuing operations in the current year included the pre-tax gain of $23 million ($14 million after tax or $.04 per share) from the sale of an idle manufacturing facility. As previously disclosed, in 2006, the following tax matters and change in accounting method were recorded in the first quarter and impacted earnings from continuing operations and earnings per share from continuing operations:

•	The company recorded a non-cash tax benefit of $47 million resulting from the favorable resolution of a U.S. tax contingency related to a prior period. In addition, the company reduced interest expense and accrued interest payable by $21 million and adjusted deferred tax expense by $8 million ($13 million after tax). The aggregate non-cash impact of the settlement on earnings was $60 million, or $.14 per share.

•	The company changed the method of determining the cost of certain U.S. inventories from the LIFO method to the average cost method. As a result, the company recorded a $13 million pre-tax gain ($8 million after tax or $.02 per share) from the change in accounting method.

•	The company recorded incremental tax expense of $8 million, or $.02 per share, associated with the repatriation of earnings under the American Jobs Creation Act (the AJCA).
The items impacting comparability are summarized below:

	2007		2006
	Earnings	EPS	Earnings	EPS
(millions, except per share amounts)	Impact	Impact	Impact	Impact
Earnings from continuing operations	$553	$1.38	$525	$1.27

Gain on the sale of facility	$14	$0.04	$—	$—
Favorable resolution of a U.S. tax contingency	—	—	60	0.14
Impact of change in inventory method	—	—	8	0.02
Tax expense on repatriation of earnings under the AJCA	—	—	(8)	(0.02)

Impact of significant items on continuing operations	$14	$0.04	$60	$0.14

In addition, the comparability of earnings per share from continuing operations was impacted by the use of proceeds from the sale of the United Kingdom and Ireland businesses previously discussed. The pro forma impact on the year-ago period of utilizing $620 million of those proceeds to repurchase 17 million shares (based on the average stock price in the first quarter) and reduce shares outstanding in the calculation of earnings per share from continuing operations for the six months ended January 29, 2006 would have resulted in a $.05 increase in earnings per share from continuing operations.
The remaining increase in earnings from continuing operations was primarily due to the increase in sales and gross margin as a percentage of sales, partially offset by higher administrative expenses.

SECOND QUARTER
Sales
An analysis of net sales by reportable segment follows:

	(millions)
	2007	2006	% Change
U.S. Soup, Sauces and Beverages	$1,028	$1,018	1%
Baking and Snacking	454	429	6
International Soup and Sauces	404	361	12
Other	366	351	4

	$2,252	$2,159	4%

An analysis of percent change of net sales by reportable segment follows:

	U.S. Soup,	Baking	International
	Sauces and	and	Soup and
	Beverages	Snacking	Sauces	Other	Total
Volume and Mix	(2)%	1%	6%	1%	1%
Price and Sales Allowances	3	3	—	3	2
Increased Promotional Spending[1]	—	—	—	(1)	—
Currency	—	2	6	1	1

	1%	6%	12%	4%	4%

[1]	Represents revenue reductions from trade promotion and consumer coupon redemption programs.
In U.S. Soup, Sauces and Beverages, total U.S. soup sales decreased 1% as condensed soup sales were equal to prior year, ready-to-serve soup sales decreased 6% and broth sales increased 15%. Soup sales were negatively impacted by lower seasonal customer inventory builds in the current quarter. Within condensed soup, sales gains in cooking varieties, which responded well to new casserole focused advertising, were offset by a decline in eating varieties. The ready-to-serve sales decrease was primarily due to declines in Campbell’s Chunky and Campbell’s Select soups. However, sales of Campbell’s Select Gold Label premium soups and sales of the convenience platform, which includes soups in microwavable bowls and cups, grew in the quarter. The Swanson broth sales increase was due to successful holiday promotional activity and higher levels of more effective advertising. Sales of Prego pasta sauces grew due to higher and more effective advertising and promotional activity. Sales of Pace Mexican sauces decreased slightly due to a decline in marketing activity. Beverage sales grew significantly as V8 vegetable juice sales increased double digits primarily due to lower sodium varieties. V8 V-Fusion, which was introduced in the year-ago quarter, also contributed to sales growth.
In Baking and Snacking, Pepperidge Farm reported sales increases in its bakery and cookies and crackers businesses, partially offset by a slight decline in the frozen business. Sales of bakery products increased primarily due to the performance of Pepperidge Farm whole grain breads. Sales of Pepperidge Farm Goldfish snack crackers increased double digits due to the performance of 100-calorie packs, expanded distribution of single-serve packages, and consumer response to higher levels of advertising. Frozen sales decreased slightly due to the loss of distribution of pot pies in the club channel. Arnott’s sales increased, primarily due to the favorable impact of currency and the growth of chocolate cookie varieties, principally in the Tim Tam brand. These gains were partially offset by declines in the snack foods business.
In International Soup and Sauces, sales increased in Europe primarily due to the favorable impact of currency and growth in the business in Germany due to successful promotional activity and expanded distribution. In addition, Canada sales increased driven by strong performances in ready-to-serve soup and aseptically-packaged broth and the favorable impact of currency.
In Other, Godiva Chocolatier sales increased in North America, Europe and Asia. In North America, Godiva Chocolatier sales to wholesale customers and through direct channels increased while same-store sales declined slightly. Away From Home sales increased primarily due to strong growth of frozen and canned soups and beverages, partially offset by a decline in refrigerated soups.
Gross Margin
Gross margin, defined as Net sales less Cost of products sold, increased $58 million in 2007. As a percent of sales, gross margin increased from 42.1% in 2006 to 42.9% in 2007. The percentage point increase was due to productivity improvements (approximately 1.6 percentage points) and higher selling prices (approximately 1.4 percentage points), partially offset by cost inflation and other factors (approximately 2.0 percentage points) and higher promotional spending (approximately 0.2 percentage points).
Marketing and Selling Expenses
Marketing and selling expenses increased 1% in 2007 as a result of higher selling expenses (approximately 1 percentage point) and the impact of currency (approximately 1 percentage point), offset by lower advertising (approximately 1 percentage point). As a percent of sales, Marketing and selling expenses were 16% in 2007 and 17% in 2006.
Administrative Expenses
Administrative expenses increased by $12 million, or 8% in 2007, primarily due to higher compensation costs (approximately 4 percentage points), expenses related to the ongoing implementation of the SAP enterprise-resource planning system in North America (approximately 1 percentage point), expenses to establish businesses in Russia and China (approximately 1 percentage point) and the impact of currency (approximately 1 percentage point). As a percent of sales, Administrative expenses were 7% in both 2007 and 2006.
Other Income
Other income of $20 million in 2007 included the $23 million gain related to the sale of an idle manufacturing facility.

Operating Earnings
Segment operating earnings increased 17% from the prior year.
An analysis of operating earnings by reportable segment follows:

	(millions)
	2007	2006	% Change
U.S. Soup, Sauces and Beverages	$274	$242	13%
Baking and Snacking	77	40	93
International Soup and Sauces	59	61	(3)
Other	70	69	1

	480	412	17
Corporate	(35)	(29)

	$445	$383	16%

Earnings from U.S. Soup, Sauces and Beverages increased 13% in 2007 versus 2006. The increase was primarily due to higher selling prices, improved productivity, and lower advertising, which were partially offset by cost inflation and lower volume.
Earnings from Baking and Snacking increased $37 million in 2007 from 2006. The current year included a gain of $23 million related to the sale of an idle Pepperidge Farm manufacturing facility. Excluding this item, operating earnings increased double digits in both Pepperidge Farm and Arnott’s.
Earnings from International Soup and Sauces declined 3% in 2007 versus 2006. The decline was primarily due to increased marketing expenses in Europe to support new products, partially offset by the favorable impact of currency. Earnings were also negatively impacted by expenses to establish the company’s businesses in Russia and China.
Earnings from Other increased 1%, or $1 million in 2007 from 2006.
Corporate expenses increased $6 million to $35 million in 2007 from 2006. The increase was primarily due to higher compensation expenses and expenses associated with the ongoing implementation of the SAP enterprise-resource planning system in North America.
Nonoperating Items
Net interest expense decreased to $39 million from $43 million in the prior year, primarily due to lower levels of debt, higher interest income, and an increase in the amount of interest capitalized, partially offset by higher interest rates.
The effective tax rate for the quarter was 30.0% in 2007. The effective rate for the year-ago quarter was 29.7%. The higher tax rate as compared to the year-ago period was due primarily to changes in the mix of income among taxing jurisdictions.

SIX MONTHS
Sales
An analysis of net sales by reportable segment follows:

	(millions)
	2007	2006	% Change
U.S. Soup, Sauces and Beverages	$2,080	$1,988	5%
Baking and Snacking	938	887	6
International Soup and Sauces	750	673	11
Other	637	613	4

	$4,405	$4,161	6%

An analysis of percent change of net sales by reportable segment follows:

	U.S. Soup,	Baking	International
	Sauces and	and	Soup and
	Beverages	Snacking	Sauces	Other	Total
Volume and Mix	1%	3%	5%	1%	2%
Price and Sales Allowances	3	2	1	3	3
Decreased/(Increased) Promotional Spending[1]	1	—	—	(1)	—
Currency	—	1	5	1	1

	5%	6%	11%	4%	6%

[1]	Represents revenue reductions from trade promotion and consumer coupon redemption programs.
In U.S. Soup, Sauces and Beverages, total U.S. soup sales increased 4%. Condensed and ready-to-serve soup sales each increased 4% and broth sales increased 11%. In condensed, sales of eating varieties increased due to higher levels of more effective advertising. Cooking varieties grew as a result of increased advertising focused on casseroles and other simple meals. Sales growth in ready-to-serve was driven by gains in Campbell’s Chunky and Campbell’s Select soups. The convenience platform, which includes soups in microwavable bowls and cups, grew double digits. The introduction in 2007 of new lower sodium varieties of condensed and ready-to-serve soups also contributed to the soup growth. Swanson broth sales grew due to increased advertising behind a more effective campaign and growth of aseptically-packaged products. Sales of Prego pasta sauces and Pace Mexican sauces increased. Beverage sales grew double digits as V8 vegetable juice sales increased significantly. The introduction of V8 V-Fusion, which was launched during the second quarter a year ago, and the addition of new varieties also contributed to beverage sales growth.
In Baking and Snacking, Pepperidge Farm sales increased as a result of gains in the bakery and cookies and crackers businesses. The bakery sales growth was driven by gains in Pepperidge Farm whole grain breads. The cookies and crackers sales growth was primarily due to the performance of Pepperidge Farm Goldfish snack crackers. Arnott’s sales increased, primarily due to strong branded sales performance and the favorable impact of currency, partially offset by a decline in the snack foods business.
In International Soup and Sauces, sales increased in Europe primarily due to the favorable impact of currency and growth in the businesses in Germany and France. Sales in Asia Pacific increased driven by growth in the Australian soup business. In Canada, sales increased due to growth in ready-to-serve soups and aseptically-packaged broth and the favorable impact of currency.
In Other, sales increased due to Godiva Chocolatier sales growth in all regions. Away From Home sales increased primarily due to strong growth of frozen soups and beverages, partially offset by a decline in refrigerated and canned soups.
Gross Margin
Gross margin, defined as Net sales less Cost of products sold, increased $129 million in 2007. As a percent of sales, gross margin increased from 42.2% in 2006 to 42.7% in 2007. The percentage point increase was due to higher selling prices (approximately 1.4 percentage points), productivity improvements (approximately 1.5 percentage points), favorable product mix (approximately 0.1 percentage points) and lower promotional spending (approximately 0.1 percentage points), partially offset by cost inflation and other factors (approximately 2.3 percentage points) and a benefit in the prior year from a change in the method of accounting for inventories (approximately 0.3 percentage points).
Marketing and Selling Expenses
Marketing and selling expenses increased by $2 million in 2007 from 2006 as higher selling expenses (approximately 1 percentage point) and the favorable impact of currency (approximately 1 percentage point) were offset by lower advertising expenses (approximately 2 percentage points). As a percent of sales, Marketing and selling expenses were 15% in 2007 and 16% in 2006.
Administrative Expenses
Administrative expenses increased by $22 million, or 8% in 2007, primarily due to higher compensation expenses (approximately 4 percentage points), costs associated with the ongoing implementation of the SAP enterprise-resource planning system in North America (approximately 1 percentage point), expenses to establish businesses in Russia and China (approximately 1 percentage point) and currency (approximately 1 percentage point). As a percent of sales, Administrative expenses were 7% in 2007 and 6% in 2006.
Other Income
Other income of $18 million in 2007 included the $23 million gain related to the sale of an idle manufacturing facility.
Operating Earnings
Segment operating earnings increased 16% from the prior year.

An analysis of operating earnings by reportable segment follows:

	(millions)
	2007	2006[1]	% Change
U.S. Soup, Sauces and Beverages	$596	$530	12%
Baking and Snacking	145	90	61
International Soup and Sauces	107	96	11
Other	96	95	1

	944	811	16
Corporate	(61)	(47)

	$883	$764	16%

[1]	Includes a one-time benefit from change in method of accounting for certain U.S. inventories.
Earnings from U.S. Soup, Sauces and Beverages increased 12% in 2007 versus 2006. The 2006 results included an $8 million benefit from the change in method of accounting for inventories. The increase was primarily due to higher selling prices, higher volume, improved productivity and lower marketing expenses, partially offset by higher cost inflation.
Earnings from Baking and Snacking increased $55 million in 2007 from 2006. The current year included a gain of $23 million related to the sale of an idle Pepperidge Farm manufacturing facility. The 2006 results included a $5 million benefit from the change in method of accounting for inventories. The increase was primarily due to strong gains at Pepperidge Farm and Arnott’s.
Earnings from International Soup and Sauces increased 11% in 2007 versus 2006. The increase was primarily due to double-digit increases in Canada and the favorable impact of currency, partially offset by lower earnings in Europe and expenses to establish businesses in Russia and China.
Earnings from Other increased by 1%, or $1 million in 2007 from 2006.
Corporate expenses increased $14 million from 2006 to $61 million in 2007. The increase was primarily due to higher compensation expenses and costs associated with the ongoing implementation of the SAP enterprise-resource planning system in North America.
Nonoperating Items
Net interest expense increased to $80 million from $69 million in the prior year, primarily due to a non-cash reduction of $21 million related to the favorable settlement of a U.S. tax contingency in the prior year. The remaining change was due to higher interest rates in the current year, partially offset by higher cash balances and an increase in capitalized interest.
The effective tax rate for the six months was 31.1% in 2007. The effective tax rate for the six months was 24.5% in 2006. The lower tax rate in the year-ago period was due to a non-cash tax benefit of $47 million recorded in the prior year resulting from the favorable resolution of a U.S. tax contingency, the favorable resolution of the 1996-1999 U.S. federal tax audit and other audits, and tax planning strategies, partially offset by $9 million incremental expense associated with the repatriation of non-U.S. earnings under the AJCA.
Discontinued Operations
The results of the company’s businesses in the United Kingdom and Ireland are classified as discontinued operations. Results of the businesses are summarized below:

	Three Months Ended		Six Months Ended
	January 28,	January 29,	January 28,	January 29,
(millions)	2007	2006	2007	2006
Net sales	$—	$122	$16	$230

Earnings from operations before taxes	$—	$20	$—	$40
Pre-tax gain on sale	3	—	39	—
Taxes on earnings — operations	—	5	—	9
Tax impact of gain on sale	2	—	16	—

Earnings from discontinued operations	$1	$15	$23	$31

See also Note (b) to the Consolidated Financial Statements for additional information.
Liquidity and Capital Resources
The company generated cash from operations of $328 million compared to $649 million last year. The decrease is primarily related to higher increases in working capital and the payment of $83 million to settle foreign currency hedges related to the divested United Kingdom and Ireland businesses.
Capital expenditures were $121 million compared to $85 million a year ago. Capital expenditures are expected to be approximately $325 to $350 million in 2007.
Net cash provided by investing activities in 2007 includes the proceeds from the sale of the businesses in the United Kingdom and Ireland, net of cash divested.
The repayment of notes payable in 2007 represents the cash paid for 6.90% notes due in October 2006.
Excluding shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares, the company repurchased 22 million shares and paid $842 million in connection with repurchases in the six-month period ended January 28, 2007. The majority of these repurchases were made pursuant to the company’s two publicly announced share repurchase programs. Under the first program, which was announced on November 21, 2005, the company’s

Board of Directors authorized the purchase of up to $600 million of company stock through fiscal 2008. Under the second program, which was announced on August 15, 2006, the company’s Board of Directors authorized using up to $620 million of the net proceeds from the sale of the United Kingdom and Ireland businesses to purchase company stock. Pursuant to the August 2006 program, the company entered into two accelerated share repurchase agreements on September 28, 2006 with a financial institution to repurchase approximately $600 million of stock. See also Note (m) to the Consolidated Financial Statements for more information on the accelerated share repurchase agreements. In addition to the two publicly announced share repurchase programs, the company also purchased shares to offset the impact of dilution from shares issued under the company’s stock compensation plans. The company expects to continue this practice in the future. Excluding shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares, the company repurchased 4 million shares at a cost of $127 million in the six-month period ended January 29, 2006. See “Unregistered Sales of Equity Securities and Use of Proceeds” for more information.
At January 28, 2007, the company had approximately $745 million of notes payable due within one year and $33 million of standby letters of credit issued on behalf of the company. The company maintains $1.5 billion of committed revolving credit facilities, which remain unused at January 28, 2007, except for $1 million of standby letters of credit issued on behalf of the company. Another $32 million of standby letters of credit were issued on behalf of the company under a separate facility. The company is in compliance with the covenants contained in its revolving credit facilities and debt securities.
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
Off-Balance Sheet Arrangements
On September 28, 2006, the company entered into two accelerated share repurchase agreements (Agreements) with Lehman Brothers Finance S.A. (Lehman), an affiliate of Lehman Brothers Inc., to repurchase approximately $600 million of stock. Under the first Agreement (the Fixed Share ASR), the company purchased approximately 8.3 million shares of its stock from Lehman for $300 million, or $35.95 per share. Lehman is expected to purchase an equivalent number of shares under the Fixed Share ASR. At the end of the Fixed Share ASR’s term, the company may receive from, or be required to pay to, Lehman a price adjustment based upon the volume weighted-average price of the company’s common stock during the period Lehman purchases the equivalent number of shares. The price adjustment may be settled at the company’s option in shares of the company’s stock or cash. The price adjustment is accounted for as an equity instrument and changes in its fair value are not recorded. Upon settlement, which is expected to occur in the fourth quarter of 2007, the price adjustment will be recorded as equity. If the stock price from January 28, 2007 through the end of the term of the Agreement remains at the January 28, 2007 closing price of $38.18, then the company would owe Lehman a price adjustment of approximately $12 million upon settlement, which is payable in cash or company stock.

Under the second Agreement (the Fixed Dollar ASR), the company purchased approximately $300 million of its common stock from Lehman. Lehman made an initial delivery of 6.3 million shares on September 29, 2006 at $35.95 per share, and a second delivery of 1.3 million shares on October 25, 2006 at $36.72 per share. The exact number of additional shares (if any) to be delivered to the company at settlement under the Fixed Dollar ASR will be based on the volume weighted-average price of company stock during the term of the Fixed Dollar ASR, subject to a minimum and maximum price for the purchased shares. Lehman is expected to purchase a number of shares equivalent to the number delivered to the company under the Fixed Dollar ASR. The Fixed Dollar ASR is expected to be completed in the fourth quarter of fiscal 2007. If the stock price from January 28, 2007 through the end of the term of the Agreement remains at the January 28, 2007 closing price of $38.18, then Lehman would deliver to the company approximately 400,000 shares upon settlement, which have a value of approximately $15 million as of January 28, 2007.
For additional information on the Agreements, see Note (m) to the Consolidated Financial Statements.
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
Recently Issued Accounting Pronouncements
In October 2004, the AJCA was signed into law. The AJCA provides for a deduction of 85% of certain non-U.S. earnings that are repatriated, as defined by the AJCA, and a phased-in tax deduction related to profits from domestic manufacturing activities. In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 109-1 and 109-2 to address the accounting and disclosure requirements related to the AJCA. The total amount repatriated in 2006 under the AJCA was $494 million and the related tax cost was $20 million. In 2005, the company recorded tax expense of $7 million associated with $200 million of anticipated earnings to be repatriated. In 2006, the company finalized its plan under the AJCA and recorded $13 million in tax expense for $294 million of earnings repatriated. Of this amount, $1 million was recorded in the second quarter of 2006 and $9 million in the six-month period ended January 29, 2006.
In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the criteria that must be met for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. This Interpretation also addresses derecognition, recognition of related penalties and interest, classification of liabilities and disclosures of unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after disclosure of unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company is currently evaluating the impact of FIN 48.
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
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The company is currently evaluating the impact of SFAS No. 159.
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

ITEM 4. CONTROLS AND PROCEDURES
a.	Evaluation of Disclosure Controls and Procedures

The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 28, 2007 (the “Evaluation Date”). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective, and are reasonably designed to ensure that all material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

b.	Changes in Internal Controls

During the quarter ended January 28, 2007, there were no changes in the company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Approximate
				Dollar Value of
			Total Number of	Shares that May
	Total		Shares Purchased	Yet Be Purchased
	Number	Average	as Part of Publicly	Under the Plans
	of Shares	Price Paid	Announced Plans	or Programs
Period	Purchased(1)	Per Share(2)	or Programs(3)	($ in millions)(3)
10/30/06 — 11/30/06	661,604(4)	$37.38(4)	310,000	$378
12/1/06 — 12/31/06	883,173(5)	$39.12(5)	492,800	$359
1/1/07 — 1/28/07	850,926(6)	$38.13(6)	476,000	$341
Total	2,395,703	$38.29	1,278,800

(1)	Includes (i) 1,101,685 shares repurchased in open-market transactions to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 15,218 shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted shares. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the company’s shares on the date of vesting.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)	The company has two publicly announced share repurchase programs. Under the first program, which was announced on November 21, 2005, the company’s Board of Directors authorized the purchase of up to $600 million of company capital stock on the open market or through privately negotiated transactions through the end of fiscal 2008. Under the second program, which was announced on August 15, 2006, the company’s Board of Directors authorized the purchase of up to an additional $620 million of company capital stock in fiscal 2007. Pursuant to the August 2006 program, the company entered into two accelerated share repurchase agreements on September 28, 2006 with a financial institution to repurchase approximately $600 million of stock. In September 2006, $573 million of purchases were made under the accelerated share repurchase agreements, which is the cost of the shares delivered to date under such agreements. The remaining $28 million has been recorded as additional paid-in capital and will be reclassified to capital stock in treasury upon settlement of the accelerated share repurchase agreements, which is expected to occur in the fourth quarter of fiscal 2007. Upon such settlement, the purchase price for the shares and/or the number of shares purchased under such agreements will be adjusted. For additional information on the accelerated share repurchase agreements, see Note (m) to the Consolidated Financial Statements. In addition to the two publicly announced share repurchase programs, the company will continue to purchase shares, under separate authorization, as part of its practice of buying back shares sufficient to offset shares issued under incentive compensation plans.

(4)	Includes (i) 340,485 shares repurchased in open-market transactions at an average price of $37.35 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii)

11,119 shares owned and tendered by employees at an average price per share of $37.38 to satisfy tax withholding requirements on the vesting of restricted shares.

(5)
Includes (i) 387,200 shares repurchased in open-market transactions at an average price of $39.12 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 3,173 shares owned and tendered by employees at an average price per share of $38.67 to satisfy tax withholding requirements on the vesting of restricted shares.

(6)
Includes (i) 374,000 shares repurchased in open-market transactions at an average price of $38.13 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 926 shares owned and tendered by employees at an average price per share of $38.54 to satisfy tax withholding requirements on the vesting of restricted shares.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
a.	The company’s Annual Meeting of Shareowners was held on November 16, 2006.

b.	The matters voted upon and the results of the vote are as follows:
Election of Directors

	Number of Shares
Name	For	Withheld
Edmund M. Carpenter	360,012,533	6,601,394
Paul R. Charron	364,837,537	1,776,390
Douglas R. Conant	360,354,355	6,259,572
Bennett Dorrance	360,265,037	6,348,890
Kent B. Foster	364,499,313	2,114,614
Harvey Golub	364,797,437	1,816,490
Randall W. Larrimore	364,835,895	1,778,032
Philip E. Lippincott	360,165,227	6,448,700
Mary Alice D. Malone	360,271,218	6,342,709
Sara Mathew	364,774,876	1,839,051
David C. Patterson	364,824,446	1,789,481
Charles R. Perrin	364,858,628	1,755,299
A. Barry Rand	364,734,316	1,879,610
George Strawbridge, Jr.	360,223,248	6,390,678
Les C. Vinney	364,342,741	2,271,186
Charlotte C. Weber	360,257,006	6,356,920
Ratification of Appointment of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm

				Broker Non-
	For	Against	Abstentions	Votes
Ratification of PricewaterhouseCoopers LLP	359,144,997	6,147,645	1,321,284	6,485,343
Shareowner Proposal Concerning the Issuance of a Sustainability Report

				Broker Non-
	For	Against	Abstentions	Votes
Shareowner Proposal on a Sustainability Report	44,145,186	281,121,667	18,141,882	29,690,535

ITEM 6. EXHIBITS

31(i)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(ii)	Certification of Robert A. Schiffner pursuant to Rule 13a-14(a).

32(i)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(ii)	Certification of Robert A. Schiffner pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL SOUP COMPANY
Date: March 7, 2007	By:	/s/ Robert A. Schiffner
Robert A. Schiffner
Senior Vice President and Chief Financial Officer

By:	/s/ Ellen Oran Kaden
Ellen Oran Kaden
Senior Vice President - Law and Government Affairs

INDEX TO EXHIBITS
Exhibits

31(i)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(ii)	Certification of Robert A. Schiffner pursuant to Rule 13a-14(a).

32(i)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(ii)	Certification of Robert A. Schiffner pursuant to 18 U.S.C. Section 1350.