Form 10-Q
period 2007-04-29
CAMPBELL SOUP CO
filed 2007-06-06
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number
April 29, 2007	1-3822

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.
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
Yes ☐    No ☑
There were 387,443,947 shares of Capital Stock outstanding as of May 31, 2007.

PART I.
ITEM 1. FINANCIAL INFORMATION
CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	April 29,	April 30,	April 29,	April 30,
	2007	2006	2007	2006
Net sales	$1,868	$1,728	$6,273	$5,889

Costs and expenses
Cost of products sold	1,094	1,021	3,616	3,428
Marketing and selling expenses	336	284	1,013	959
Administrative expenses	135	147	425	415
Research and development expenses	26	26	77	74
Other expenses / (income)	(4)	2	(22)	1

Total costs and expenses	1,587	1,480	5,109	4,877

Earnings before interest and taxes	281	248	1,164	1,012
Interest, net	27	40	107	109

Earnings before taxes	254	208	1,057	903
Taxes on earnings	37	62	287	232

Earnings from continuing operations	217	146	770	671
Earnings from discontinued operations	—	20	23	51

Net earnings	$217	$166	$793	$722

Per share — basic
Earnings from continuing operations	$.57	$.36	$1.99	$1.64
Earnings from discontinued operations	—	.05	.06	.13

Net earnings	$.57	$.41	$2.05	$1.77

Dividends	$.20	$.18	$.60	$.54

Weighted average shares outstanding — basic	384	406	387	408

Per share — assuming dilution
Earnings from continuing operations	$.55	$.35	$1.93	$1.62
Earnings from discontinued operations	—	.05	.06	.12

Net earnings	$.55	$.40	$1.99	$1.74

Weighted average shares outstanding — assuming dilution	395	413	398	414

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Balance Sheets
(unaudited)
(millions, except per share amounts)

	April 29,	July 30,
	2007	2006
Current assets
Cash and cash equivalents	$274	$657
Accounts receivable	575	494
Inventories	680	728
Other current assets	165	133
Current assets of discontinued operations held for sale	—	100

Total current assets	1,694	2,112

Plant assets, net of depreciation	1,978	1,954
Goodwill	1,849	1,765
Other intangible assets, net of amortization	617	596
Other assets	616	605
Non-current assets of discontinued operations held for sale	—	838

Total assets	$6,754	$7,870

Current liabilities
Notes payable	$493	$1,097
Payable to suppliers and others	592	691
Accrued liabilities	589	820
Dividend payable	77	74
Accrued income taxes	213	202
Current liabilities of discontinued operations held for sale	—	78

Total current liabilities	1,964	2,962

Long-term debt	2,123	2,116
Nonpension postretirement benefits	273	278
Other liabilities, including deferred income taxes of $508 and $463	777	721
Non-current liabilities of discontinued operations held for sale	—	25

Total liabilities	5,137	6,102

Shareowners’ equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20
Additional paid-in capital	334	352
Earnings retained in the business	7,099	6,539
Capital stock in treasury, at cost	(5,884)	(5,147)
Accumulated other comprehensive income	48	4

Total shareowners’ equity	1,617	1,768

Total liabilities and shareowners’ equity	$6,754	$7,870

See Notes to Consolidated Financial Statements

CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Cash Flows
(unaudited)
(millions)

	Nine Months Ended
	April 29,	April 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$793	$722
Non-cash charges to net earnings
Change in accounting method (Note h)	—	(8)
Stock-based compensation	65	65
Resolution of tax matters (Note k)	(25)	(60)
Reversal of legal reserves	(20)	—
Depreciation and amortization	201	212
Deferred income taxes	(1)	5
Other, net	55	60
Changes in working capital
Accounts receivable	(66)	(62)
Inventories	62	127
Prepaid assets	4	6
Accounts payable and accrued liabilities	(120)	(10)
Pension fund contributions	(29)	(47)
(Payments) / Receipts for hedging activities	(186)	7
Gain on sale of businesses (Note b)	(39)	—
Gain on sale of facility	(23)	—
Other	(48)	(40)

Net cash provided by operating activities	623	977

Cash flows from investing activities:
Purchases of plant assets	(187)	(146)
Sales of plant assets	22	1
Sales of businesses, net of cash divested (Note b)	884	—
Other, net	8	7

Net cash provided by (used in) investing activities	727	(138)

Cash flows from financing activities:
Long-term repayments	(16)	—
Repayments of notes payable	(600)	—
Net short-term repayments	(84)	(55)
Dividends paid	(230)	(218)
Treasury stock purchases	(974)	(183)
Treasury stock issuances	149	100
Excess tax benefits on stock-based compensation	25	5

Net cash used in financing activities	(1,730)	(351)

Effect of exchange rate changes on cash	(3)	2

Net change in cash and cash equivalents	(383)	490
Cash and cash equivalents — beginning of period	657	40

Cash and cash equivalents — end of period	$274	$530

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Shareowners’ Equity
(unaudited)
(millions, except per share amounts)

						Earnings	Accumulated
	Capital Stock				Additional	Retained	Other	Total
	Issued		In Treasury		Paid-in	in the	Comprehensive	Shareowners’
	Shares	Amount	Shares	Amount	Capital	Business	Income (Loss)	Equity

Balance at July 31, 2005	542	$20	(134)	$(4,832)	$236	$6,069	$(223)	$1,270

Comprehensive income (loss)
Net earnings						722		722
Foreign currency translation adjustments							44	44
Cash-flow hedges, net of tax							2	2
Minimum pension liability, net of tax							(3)	(3)

Other comprehensive income							43	43

Total comprehensive income								765

Dividends ($.54 per share)						(222)		(222)
Treasury stock purchased			(6)	(183)				(183)
Treasury stock issued under management incentive and stock option plans			4	42	108			150

Balance at April 30, 2006	542	$20	(136)	$(4,973)	$344	$6,569	$(180)	$1,780

Balance at July 30, 2006	542	$20	(140)	$(5,147)	$352	$6,539	$4	$1,768

Comprehensive income
Net earnings						793		793
Foreign currency translation adjustments							22	22
Cash-flow hedges, net of tax							7	7
Minimum pension liability, net of tax							15	15

Other comprehensive income							44	44

Total comprehensive income								837

Dividends ($.60 per share)						(233)		(233)
Treasury stock purchased			(26)	(946)	(28)			(974)
Treasury stock issued under management incentive and stock option plans			6	209	10			219

Balance at April 29, 2007	542	$20	(160)	$(5,884)	$334	$7,099	$48	$1,617

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

Results of discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	April 29,	April 30,	April 29,	April 30,
	2007	2006	2007	2006
Net sales	$—	$108	$16	$338

Earnings from operations before taxes	$—	$26	$—	$66

Pre-tax gain on sale	—	—	39	—

Taxes on earnings — operations	—	6	—	15

Tax impact of gain on sale	—	—	16	—

Earnings from discontinued operations	$—	$20	$23	$51

The company used approximately $620 of the net proceeds to repurchase shares. On September 28, 2006, the company entered into accelerated share repurchase agreements with a financial institution to repurchase approximately $600 of stock. See Note (n) to the Consolidated Financial Statements for additional information.
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

Total pre-tax stock-based compensation recognized in the Statements of Earnings was $24 for the third quarter ended April 29, 2007 and April 30, 2006. Tax related benefits of $9 were also recognized for the third quarter of 2007 and 2006. Total pre-tax stock-based compensation recognized in the Statements of Earnings was $65 for the nine months ended April 29, 2007 and April 30, 2006. Tax related benefits of $24 were also recognized for the nine months ended April 29, 2007 and April 30, 2006. Stock-based compensation associated with discontinued operations was not material. Cash received from the exercise of stock options was $149 and $100 for the nine month periods ended April 29, 2007 and April 30, 2006, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

The following table summarizes stock option activity as of April 29, 2007:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
(options in thousands)	Options	Exercise Price	Contractual Life	Value
Outstanding at July 30, 2006	30,607	$27.77
Granted	—	—
Exercised	(5,547)	$26.86
Terminated	(991)	$28.94

Outstanding at April 29, 2007	24,069	$27.93	5.4	$271

Exercisable at April 29, 2007	21,218	$28.11	5.1	$235

The total intrinsic value of options exercised during the nine months ended April 29, 2007 and April 30, 2006 was $69 and $15, respectively. As of April 29, 2007, total remaining unearned compensation related to unvested stock options was $6, which will be amortized over the weighted-average remaining service period of less than 1 year. The company measures the fair value of stock options using the Black-Scholes option pricing model.
The following table summarizes time-lapse restricted stock and EPS performance restricted stock as of April 29, 2007:

		Weighted-Average
		Grant-Date
(restricted stock in thousands)	Shares	Fair Value
Nonvested at July 30, 2006	3,397	$27.92
Granted	1,247	$36.04
Vested	(1,312)	$27.79
Forfeited	(138)	$29.59

Nonvested at April 29, 2007	3,194	$31.08

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
As of April 29, 2007, total remaining unearned compensation related to nonvested time-lapse restricted stock and EPS performance restricted stock was $50, which will be amortized over the weighted-average remaining service period of 1.9 years. The fair value of restricted stock vested during the nine months ended April 29, 2007 and April 30, 2006 was $50 and $12, respectively.

The following table summarizes TSR performance restricted stock as of April 29, 2007:

		Weighted-Average
		Grant-Date
(restricted stock in thousands)	Shares	Fair Value
Nonvested at July 30, 2006	1,564	$28.73
Granted	1,344	$26.31
Vested	(14)	$28.73
Forfeited	(95)	$28.24

Nonvested at April 29, 2007	2,799	$27.59

The fair value of TSR performance restricted stock is estimated at the grant date using a Monte Carlo simulation. Expense is recognized on a straight-line basis over the service period. As of April 29, 2007, total remaining unearned compensation related to TSR performance restricted stock was $46, which will be amortized over the weighted-average remaining service period of 2 years.
(d)	Goodwill and Intangible Assets

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	April 30, 2007		July 30, 2006
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization[1]:
Other	$16	$(8)	$15	$(7)

Intangible assets not subject to amortization:
Trademarks	$607		$586
Pension	2		2

Total	$609		$588

[1]	Amortization related to these assets was approximately $1 for the nine-month periods ended April 29, 2007 and April 30, 2006. The estimated aggregated amortization expense for each of the five succeeding fiscal years is less than $1 per year. Asset useful lives range from five to thirty-four years.

           Changes in the carrying amount for goodwill for the period ended April 29, 2007 are as follows:

	U.S. Soup,
	Sauces and	Baking and	International
	Beverages	Snacking	Soup and Sauces	Other	Total
Balance at July 30, 2006	$428	$617	$569	$151	$1,765

Foreign currency translation adjustment	—	50	34	—	84

Balance at April 29, 2007	$428	$667	$603	$151	$1,849

(e)	Comprehensive Income

Total comprehensive income comprises net earnings, net foreign currency translation adjustments, minimum pension liability adjustments, and net unrealized gains (losses) on cash-flow hedges.

Total comprehensive income for the three months ended April 29, 2007 and April 30, 2006, was $274 and $207, respectively. Total comprehensive income for the nine months ended April 29, 2007 and April 30, 2006, was $837 and $765, respectively.

The balance of Accumulated other comprehensive income (loss) as of April 29, 2007 and April 30, 2006 consisted of the following components:

	April 29,	April 30,
	2007	2006
Foreign currency translation adjustments	$108	$79
Cash-flow hedges, net of tax	(8)	(18)
Minimum pension liability, net of tax[1]	(52)	(241)

Total Accumulated other comprehensive income (loss)	$48	$(180)

[1]	Includes a tax benefit of $26 as of April 29, 2007 and $142 as of April 30, 2006.
(f)	Earnings Per Share

For the periods presented in the Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and restricted stock programs, except when such effect would be antidilutive. The dilutive impact of the accelerated share repurchase agreements described in Note (n) was not material. Stock options to purchase 1 million shares of capital stock for both the three-month and nine-month periods ended April 29, 2007 and 5 million shares of capital stock for both the three-month and nine-month periods ended April 30, 2006 were not included in the calculation of diluted earnings per share because the exercise price of the stock options exceeded the average market price of the capital stock and therefore, the effect would be antidilutive.
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

April 29, 2007

	Three Months Ended		Nine Months Ended
		Earnings		Earnings
		Before Interest		Before Interest
	Net Sales	and Taxes	Net Sales	and Taxes
U.S. Soup, Sauces and Beverages	$807	$182	$2,887	$778

Baking and Snacking	441	46	1,379	191

International Soup and Sauces	340	43	1,090	150

Other	280	23	917	119

Corporate[1]	—	(13)	—	(74)

Total	$1,868	$281	$6,273	$1,164

April 30, 2006

	Three Months Ended		Nine Months Ended
		Earnings		Earnings
		Before Interest		Before Interest
	Net Sales	and Taxes	Net Sales	and Taxes[2]
U.S. Soup, Sauces and Beverages	$713	$171	$2,701	$701

Baking and Snacking	422	35	1,309	125

International Soup and Sauces	322	43	995	139

Other	271	27	884	122

Corporate[1]	—	(28)	—	(75)

Total	$1,728	$248	$5,889	$1,012

[1]	Represents unallocated corporate expenses.

[2]	Contributions to earnings before interest and taxes by segment include the effect of a $13 benefit due to a change in the method of accounting for certain U.S. inventories from the LIFO method to the average cost method as follows: U.S. Soup, Sauces and Beverages — $8 and Baking and Snacking — $5.

Historical information on the reporting segments is as follows:
Fiscal Year 2006
Net Sales:

	Quarter Ended	Year to Date
	July 30,	July 30,
	2006	2006
U.S. Soup, Sauces and Beverages	$556	$3,257

Baking and Snacking	438	1,747

International Soup and Sauces	260	1,255

Other	200	1,084

Total	$1,454	$7,343

Earnings Before Interest and Taxes:

	Quarter Ended	Year to Date
	July 30,	July 30,
	2006	2006
U.S. Soup, Sauces and Beverages	$114	$815

Baking and Snacking	62	187

International Soup and Sauces	5	144

Other	(12)	110

Corporate[1]	(30)	(105)

Total	$139	$1,151

[1]	Represents unallocated corporate expenses.

Fiscal Year 2005
Net Sales:

	Quarter Ended				Year to Date
	October 31,	January 30,	May 1,	July 31,	January 30,	May 1,	July 31,
	2004	2005	2005	2005	2005	2005	2005

U.S. Soup, Sauces and Beverages	$994	$956	$627	$521	$1,950	$2,577	$3,098

Baking and Snacking	449	433	421	439	882	1,303	1,742

International Soup and Sauces	294	364	313	256	658	971	1,227

Other	232	332	253	188	564	817	1,005

Total	$1,969	$2,085	$1,614	$1,404	$4,054	$5,668	$7,072

Earnings Before Interest and Taxes:

	Quarter Ended				Year to Date
	October 31,	January 30,	May 1,	July 31,	January 30,	May 1,	July 31,
	2004	2005	2005	2005	2005	2005	2005

U.S. Soup, Sauces and Beverages	$275	$216	$152	$104	$491	$643	$747

Baking and Snacking	46	47	36	69	93	129	198

International Soup and Sauces	36	50	40	17	86	126	143

Other	22	72	27	(11)	94	121	110

Corporate[1]	(17)	(16)	(15)	(18)	(33)	(48)	(66)

Total	$362	$369	$240	$161	$731	$971	$1,132

[1]	Represents unallocated corporate expenses.

(h)	Inventories

	April 29, 2007	July 30, 2006
Raw materials, containers and supplies	$238	$252
Finished products	442	476

	$680	$728

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

Interest Rate Swaps

The notional amounts of outstanding fair-value interest rate swaps at April 29, 2007 totaled $675 with a maximum maturity date of October 2013. The fair value of such instruments was a loss of $15 as of April 29, 2007.

The notional amounts of outstanding variable-to-fixed interest rate swaps accounted for as cash-flow hedges was $166 as of April 29, 2007. The fair value of the swaps was not material as of April 29, 2007.

Foreign Currency Contracts

The fair value of foreign exchange forward and cross-currency swap contracts accounted for as cash-flow hedges was a loss of $51 at April 29, 2007. The notional amount was $434 at April 29, 2007.

The company also enters into certain foreign exchange forward and variable-to-variable cross-currency swap contracts that are not designated as accounting hedges. These instruments are primarily intended to reduce volatility of certain intercompany financing transactions. The fair value of these instruments was a loss of $8 at April 29, 2007. The notional amount was $289 at April 29, 2007.

Foreign exchange forward contracts typically have maturities of less than eighteen months. Cross-currency swap contracts mature in 2008 through 2014. Principal currencies include the euro, Canadian dollar, Swedish krona, New Zealand dollar, British pound, Australian dollar and Japanese yen.

As of April 29, 2007, the accumulated derivative net loss in other comprehensive income for cash-flow hedges, including the foreign exchange forward and cross-currency contracts, forward starting swap contracts, and treasury lock agreements was $7, net of tax. As of April 30, 2006, the accumulated derivative net loss in other comprehensive income was $18, net of tax. Reclassifications from Accumulated other comprehensive income (loss) into the Statements of Earnings during the nine-month period ended April 29, 2007 were losses of $6, primarily for derivatives which hedged exposures related to the businesses in the United Kingdom and Ireland sold in August 2006. Reclassifications during the remainder of 2007 are not expected to be material. At April 29, 2007, the maximum maturity date of any cash-flow hedge was August 2013.

(j)	Pension and Postretirement Medical Benefits

The company sponsors certain defined benefit plans and postretirement medical benefit plans for employees. Components of benefit expense were as follows:

	Pension		Postretirement
	April 29,	April 30,	April 29,	April 30,
Three Months Ended	2007	2006	2007	2006
Service cost	$13	$15	$1	$1
Interest cost	27	28	5	5
Expected return on plan assets	(40)	(41)	—	—
Amortization of prior service cost	1	—	—	(1)
Recognized net actuarial loss	7	11	1	1

Net periodic benefit expense	$8	$13	$7	$6

	Pension		Postretirement
	April 29,	April 30,	April 29,	April 30,
Nine Months Ended	2007	2006	2007	2006
Service cost	$37	$43	$3	$3
Interest cost	83	84	16	15
Expected return on plan assets	(118)	(122)	—	—
Amortization of prior service cost	1	1	(1)	(2)
Recognized net actuarial loss	21	32	1	3

Net periodic benefit expense	$24	$38	$19	$19

Pension expense of $2 and $6 were recorded by the United Kingdom and Ireland businesses for the three-month and nine-month periods ended April 30, 2006 and is included in Earnings from discontinued operations. See Note (b) to the Consolidated Financial Statements for additional information.

In the first quarter 2007, the company made a $22 voluntary contribution to a U.S. pension plan. Additional contributions to the U.S. pension plans are not expected this fiscal year. Contributions of $7 were made to the non-U.S. plans as of April 29, 2007.

(k)	Taxes on Earnings

In the third quarter of 2007, the company recorded a tax benefit of $22 resulting from the settlement of bilateral advance pricing agreements (APA) among the company, the United States, and Canada related to royalties. In addition, the company reduced net interest expense by $4 ($3 after tax). The aggregate impact on earnings from continuing operations was $25, or $.06 per share. The current year effective tax rate was also impacted by an additional net benefit of $27, primarily related to the finalization of the 2000-2004 U.S. federal tax audits, which was partially offset by higher taxes on foreign earnings.

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

In October 2004, the American Jobs Creation Act (the AJCA) was signed into law. The AJCA provides for a deduction of 85% of certain non-U.S. earnings that are repatriated, as defined by the AJCA, and a phased-in tax deduction related to profits from domestic manufacturing activities. In December 2004, the FASB issued FASB Staff Position FAS 109-1 and 109-2 to address the accounting and disclosure requirements related to the AJCA. The total amount repatriated in 2006 under the AJCA was $494 and the related tax cost was $20. In 2005, the company recorded tax expense of $7 associated with $200 of anticipated earnings to be repatriated. In 2006, the company finalized its plan under the AJCA and recorded $13 in tax expense for $294 of earnings repatriated. Of this amount, $1 was recorded in the third quarter of 2006 and $10 in the nine-month period ended April 30, 2006.

The 2006 effective tax rate was also impacted by a benefit of $10 related to the favorable resolution of the 1996-1999 U.S. federal tax audits.

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

Following a trial on the merits, on September 13, 2005, the District Court issued Post-Trial Findings of Fact and Conclusions of Law, ruling in favor of the company and against VFB on all claims. The Court ruled that VFB failed to prove that the spinoff was a constructive or actual fraudulent transfer. The Court also rejected VFB’s claim of breach of fiduciary duty, VFB’s claim that VFI was an alter ego of the company, and VFB’s claim that the spinoff should be deemed an illegal dividend. On November 1, 2005, VFB appealed the decision to the United States Court of Appeals for the Third Circuit. The judgment of the District Court was affirmed by the United States Court of Appeals for the Third Circuit on March 30, 2007.

The company is a party to other legal proceedings and claims and environmental matters arising out of the normal course of business.

Management assesses the probability of loss for all legal proceedings and claims and environmental matters and has recognized liabilities for such contingencies, as appropriate. Although the results of these matters cannot be predicted with certainty, in management’s opinion, the final outcome of legal proceedings and claims and environmental matters will not have a material adverse effect on the consolidated results of operations or financial condition of the company.

(m)	Supplemental Cash Flow Information

Other cash used in operating activities for the nine-month periods is comprised of the following:

	April 29, 2007	April 30, 2006
Benefit related payments	$(41)	$(39)
Other	(7)	(1)

	$(48)	$(40)

(n)	Accelerated Share Repurchase Agreements

On September 28, 2006, the company entered into two accelerated share repurchase agreements (Agreements) with Lehman Brothers Finance S.A. (Lehman), an affiliate of Lehman Brothers Inc. Under the first Agreement (the Fixed Share ASR), the company purchased approximately 8.3 million shares of its stock from Lehman for $300, or $35.95 per share. Lehman is expected to purchase an equivalent number of shares under the Fixed Share ASR. At the end of the Fixed Share ASR’s term, the company may receive from, or be required to pay to, Lehman a price adjustment based upon the volume weighted-average price of the company’s common stock during the period Lehman purchases the equivalent number of shares. The price adjustment may be settled at the company’s option in shares of the company’s stock or cash. The price adjustment is accounted for as an equity instrument and changes in its fair value are not recorded. Upon settlement, which is expected to occur in the fourth quarter of 2007, the price adjustment will be recorded as equity. If the stock price from April 29, 2007 through the end of the term of the Agreement remains at the April 29, 2007 closing price of $39.20, then the company would owe Lehman a price adjustment of approximately $18 upon settlement, which is payable in cash or company stock.

Under the second Agreement (the Fixed Dollar ASR), the company purchased approximately $300 of its common stock from Lehman. Lehman made an initial delivery of 6.3 million shares on September 29, 2006 at $35.95 per share, and a second delivery of 1.3 million shares on October 25, 2006 at $36.72 per share. The $273 purchase price for these initial deliveries has been recorded as capital stock in treasury, at cost. The remaining $28 has been recorded as a reduction of additional paid-in capital and will be reclassified to capital stock in treasury upon settlement of the Fixed Dollar ASR. The exact number of additional shares (if any) to be delivered to the company at settlement under the Fixed Dollar ASR will be based on the volume weighted-average price of company stock during the term of the Fixed Dollar ASR, subject to a minimum and maximum price for the purchased shares. Lehman is expected to purchase a number of shares equivalent to the number delivered to the company under the Fixed Dollar ASR. The Fixed Dollar ASR is expected to be completed in the fourth quarter of fiscal 2007. If the stock price from April 29, 2007 through the end of the term of the Agreement remains at the April 29, 2007 closing price of $39.20, then Lehman would deliver to the company approximately 235,000 shares upon settlement, which have a value of approximately $9 as of April 29, 2007.

(o)	Recently Issued Accounting Pronouncements

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

ITEM 2.
CAMPBELL SOUP COMPANY CONSOLIDATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Overview
On August 15, 2006, the company completed the sale of its businesses in the United Kingdom and Ireland for £460 million, or approximately $870 million, pursuant to a Sale and Purchase Agreement dated July 12, 2006. The United Kingdom and Ireland businesses included Homepride sauces, OXO stock cubes, Batchelors soups and McDonnells and Erin soups. The purchase price was subject to working capital and other post-closing adjustments, which resulted in an additional $19 million of proceeds. The company has reflected the results of these businesses as discontinued operations in the consolidated statements of earnings for all periods presented. The company used approximately $620 million of the net proceeds to purchase company stock. See Note (n) to the Consolidated Financial Statements for additional information.
The company reported earnings from continuing operations of $217 million for the third quarter ended April 29, 2007, versus $146 million in the comparable quarter a year ago. Earnings per share from continuing operations were $.55 compared to $.35 a year ago. (All earnings per share amounts included in Management’s Discussion and Analysis are presented on a diluted basis.) Net sales increased 8% to $1.9 billion in 2007 from $1.7 billion last year.
Earnings from continuing operations and earnings per share from continuing operations in the current quarter included the following items that impacted comparability:
•	The company recorded a pre-tax non-cash benefit of $20 million ($13 million after tax or $.03 per share) from the reversal of legal reserves due to favorable results in litigation.

•	The company recorded a tax benefit of $22 million resulting from the settlement of bilateral advance pricing agreements (APA) among the company, the United States, and Canada related to royalties. In addition, the company reduced net interest by $4 million ($3 million after tax). The aggregate impact on earnings from continuing operations was $25 million, or $.06 per share.
In addition, the comparability of earnings per share from continuing operations was impacted by the use of proceeds from the sale of the United Kingdom and Ireland businesses in the first quarter 2007. During the first quarter 2007, the company completed its previously announced program utilizing $620 million of the net proceeds to repurchase shares. The pro forma impact on the year-ago quarter of utilizing those proceeds to repurchase 17 million shares (based on the average stock price in the first quarter) and reduce shares outstanding in the calculation of earnings per share from continuing operations for the quarter ended April 30, 2006 would have resulted in a $.02 increase in earnings per share from continuing operations.

The remaining increase in earnings from continuing operations was primarily due to the increase in sales, a lower effective tax rate, lower net interest expense, and a higher gross margin as a percentage of sales, partially offset by higher marketing expenses and administrative costs.
For the nine months ended April 29, 2007, earnings from continuing operations were $770 million compared to $671 million a year ago. Earnings per share from continuing operations were $1.93 compared to $1.62 a year ago. In addition to the items recorded in the third quarter, earnings from continuing operations and earnings per share from continuing operations in the current year included the pre-tax gain of $23 million ($14 million after tax or $.04 per share) from the sale of an idle manufacturing facility. As previously disclosed, in 2006, the following tax matters and change in accounting method were recorded in the first quarter and impacted earnings from continuing operations and earnings per share from continuing operations:
•	The company recorded a non-cash tax benefit of $47 million resulting from the favorable resolution of a U.S. tax contingency related to a prior period. In addition, the company reduced interest expense and accrued interest payable by $21 million and adjusted deferred tax expense by $8 million ($13 million after tax). The aggregate non-cash impact of the settlement on earnings was $60 million, or $.14 per share.

•	The company changed the method of determining the cost of certain U.S. inventories from the LIFO method to the average cost method. As a result, the company recorded a $13 million pre-tax gain ($8 million after tax or $.02 per share) from the change in accounting method.

•	The company recorded incremental tax expense of $8 million, or $.02 per share, associated with the repatriation of earnings under the American Jobs Creation Act (the AJCA).

The items impacting comparability are summarized below:

	2007		2006
	Earnings	EPS	Earnings	EPS
(millions, except per share amounts)	Impact	Impact	Impact	Impact

Earnings from continuing operations	$770	$1.93	$671	$1.62

Reversal of legal reserves	$13	$0.03	$—	$—

Tax benefit from resolution of the APA	25	0.06	—	—

Gain on the sale of facility	14	0.04	—	—

Impact of change in inventory method	—	—	8	0.02

Favorable resolution of a U.S. tax contingency	—	—	60	0.14

Tax expense on repatriation of earnings under the AJCA	—	—	(8)	(0.02)

Impact of significant items on continuing operations	$52	$0.13	$60	$0.14

In addition, the comparability of earnings per share from continuing operations was impacted by the use of proceeds from the sale of the United Kingdom and Ireland businesses previously discussed. The pro forma impact on the year-ago period of utilizing $620 million of those proceeds to repurchase 17 million shares (based on the average stock price in the first quarter) and reduce shares outstanding in the calculation of earnings per share from continuing operations for the nine months ended April 30, 2006 would have resulted in a $.06 increase in earnings per share from continuing operations.
The remaining increase in earnings from continuing operations was primarily due to the increase in sales, a higher gross margin as a percentage of sales, and lower net interest expense, partially offset by higher marketing expenses and administrative costs.

THIRD QUARTER
Sales
An analysis of net sales by reportable segment follows:

	(millions)
	2007	2006	% Change
U.S. Soup, Sauces and Beverages	$807	$713	13%
Baking and Snacking	441	422	5
International Soup and Sauces	340	322	6
Other	280	271	3

	$1,868	$1,728	8%

An analysis of percent change of net sales by reportable segment follows:

	U.S. Soup,	Baking	International
	Sauces and	and	Soup and
	Beverages	Snacking	Sauces	Other	Total
Volume and Mix	11%	1%	1%	2%	5%
Price and Sales Allowances	2	2	2	2	2
Increased Promotional Spending [1]	—	(1)	(2)	(1)	(1)
Currency	—	3	5	—	2

	13%	5%	6%	3%	8%

[1]	Represents revenue reductions from trade promotion and consumer coupon redemption programs.
In U.S. Soup, Sauces and Beverages, total U.S. soup sales increased 10% as condensed soup sales increased 4%, ready-to-serve soup sales grew 17% and broth sales increased 17%. Campbell’s lower sodium soups, which were introduced in fiscal 2007, had a positive impact on sales. Within condensed soup, both eating and cooking varieties delivered solid sales gains primarily due to higher levels of advertising. The ready-to-serve sales increase was primarily due to gains in Campbell’s Chunky and Campbell’s Select soups. Campbell’s Chunky soups achieved double-digit growth primarily due to higher levels of promotional activity and advertising. The convenience platform, which includes soups in microwavable bowls and cups, also had solid sales gains. The Swanson broth sales increase was due to higher levels of advertising and continued strong consumer demand for aseptically-packaged broth. Beverages sales grew significantly as the V8 brand responded well to successful new advertising campaigns and to increased levels of advertising. Sales of V8 vegetable juice and V8 V-Fusion vegetable and fruit juice increased significantly. V8 Splash juice drinks also contributed to the sales growth in the quarter. Sales of Prego pasta sauces increased due to higher levels of promotional activity. Sales of Pace Mexican sauces decreased slightly as a result of increased competitive activity.
In Baking and Snacking, Pepperidge Farm reported sales increases driven by cookies and crackers and bakery products. Sales of Pepperidge Farm Goldfish snack crackers increased double digits due to higher levels of advertising, the performance of 100-calorie packs and expanded distribution of single-serve packages. Gains in Pepperidge Farm Goldfish snack crackers were partially offset by declines in cookies. Sales of bakery products increased due to the performance of Pepperidge Farm whole grain breads, as well as growth in sandwich rolls. Arnott’s sales increased due to the favorable impact of currency. Excluding currency, sales declined as the business faced a challenging competitive environment.
In International Soup and Sauces, sales increased in Europe primarily due to the favorable impact of currency, gains from the launch of new varieties of wet soup in France and increased condiment sales. Sales in Canada declined.
In Other, Godiva Chocolatier sales increased primarily from double-digit gains in Asia driven by the continued addition of new stores. In North America, sales increased slightly with strong internet sales and a gain in wholesale sales, partially offset by a decline in retail sales. Within retail sales, same-store sales in North America increased slightly. Away From Home sales increased slightly primarily due to growth of frozen soups and beverages.
Gross Margin
Gross margin, defined as Net sales less Cost of products sold, increased $67 million. As a percent of sales, gross margin increased from 40.9% in 2006 to 41.4% in 2007. The percentage point increase was due to productivity improvements (approximately 1.6 percentage points), higher selling prices (approximately 1.3 percentage points), and favorable mix (approximately 0.4 percentage points), partially offset by the impact of cost inflation and other factors (approximately 2.3 percentage points) and higher promotional spending (approximately 0.5 percentage points).
Marketing and Selling Expenses
Marketing and selling expenses increased 18% in 2007 as a result of higher advertising expenses (approximately 13 percentage points), higher selling expenses (approximately 1 percentage point), the impact of currency (approximately 1 percentage point) and an increase in other marketing expenses (approximately 3 percentage points). As a percent of sales, Marketing and selling expenses were 18% in 2007 and 16% in 2006.
Administrative Expenses
Administrative expenses decreased by $12 million, or 8%, primarily due to the reversal of $20 million of legal reserves resulting from favorable results in litigation (approximately 13 percentage points), partially offset by higher incentive compensation costs (approximately 2 percentage points), expenses related to the ongoing implementation of the SAP enterprise-resource planning system in North America (approximately 1 percentage point), expenses to establish businesses in Russia and China (approximately 1 percentage point) and the impact of currency (approximately 1 percentage point). As a percent of sales, Administrative expenses were 7% in 2007 and 9% in 2006.
Operating Earnings
Segment operating earnings increased 7% from the prior year.

An analysis of operating earnings by reportable segment follows:

	(millions)
	2007	2006	% Change
U.S. Soup, Sauces and Beverages	$182	$171	6%
Baking and Snacking	46	35	31
International Soup and Sauces	43	43	—
Other	23	27	(15)

	294	276	7
Corporate	(13)	(28)

	$281	$248	13%

Earnings from U.S. Soup, Sauces and Beverages increased 6% from $171 million in 2006 to $182 million in 2007 primarily due to higher volume, partially offset by increased advertising expenses.
Earnings from Baking and Snacking increased 31% from $35 million in 2006 to $46 million in 2007 due to double-digit gains at Pepperidge Farm and an increase in Arnott’s.
Earnings from International Soup and Sauces were $43 million in both 2006 and 2007. The favorable impact of currency was offset by declines in Canada.
Earnings from Other decreased 15% from $27 million to $23 million primarily due to declines at Godiva Chocolatier resulting from increased marketing expenses to support new product launches in Asia and North America.
Corporate expenses decreased from $28 million in 2006 to $13 million in 2007. The decrease was primarily due to the reversal of $20 million of legal reserves resulting from favorable results in litigation, partially offset by higher incentive compensation expenses and expenses associated with the ongoing implementation of the SAP enterprise-resource planning system in North America.
Nonoperating Items
Net interest expense decreased to $27 million in 2007 from $40 million in 2006, primarily due to the reversal of interest accruals associated with the resolution of certain income tax matters, including the $4 million impact of the APA tax settlement, and lower debt balances.
The effective tax rate for the quarter was 14.6% in 2007. The effective rate for the year-ago quarter was 29.8%. The lower effective tax rate was due to a benefit of $22 million resulting from the favorable settlement of the APA among the company, the United States, and Canada related to royalties and an additional net tax benefit of $27 million, primarily related to the finalization of the 2000-2004 U.S. federal tax audits, partially offset by higher taxes on foreign earnings.

NINE MONTHS
Sales
An analysis of net sales by reportable segment follows:

	(millions)
	2007	2006	% Change
U.S. Soup, Sauces and Beverages	$2,887	$2,701	7%
Baking and Snacking	1,379	1,309	5
International Soup and Sauces	1,090	995	10
Other	917	884	4

	$6,273	$5,889	7%

An analysis of percent change of net sales by reportable segment follows:

	U.S. Soup,	Baking	International
	Sauces and	and	Soup and
	Beverages	Snacking	Sauces	Other	Total
Volume and Mix	4%	2%	4%	1%	3%
Price and Sales Allowances	3	2	2	3	3
Increased Promotional Spending[1]	—	—	(1)	(1)	—
Currency	—	1	5	1	1

	7%	5%	10%	4%	7%

[1]	Represents revenue reductions from trade promotion and consumer coupon redemption programs.
In U.S. Soup, Sauces and Beverages, total U.S. soup sales increased 6% as condensed soup sales increased 4%, ready-to-serve soup sales increased 7% and broth sales increased 12%. The introduction in 2007 of new lower sodium varieties of condensed and ready-to-serve soups contributed to the sales growth. Within condensed soup, both eating and cooking varieties delivered solid sales gains primarily due to higher levels of advertising. Sales growth in ready-to-serve was driven by gains in Campbell’s Chunky and Campbell’s Select soups. The convenience platform, which includes soups in microwavable bowls and cups, grew double digits. Swanson broth sales grew due to increased advertising, a strong holiday season and growth of aseptically-packaged products. Beverage sales grew significantly as V8 vegetable juice and V8 V-Fusion vegetable and fruit juice, introduced in the second quarter of 2006, responded to new advertising campaigns and increased levels of advertising. V8 Splash juice drinks also experienced growth. Sales of Prego pasta sauces and Pace Mexican sauces increased.
In Baking and Snacking, Pepperidge Farm sales increased as a result of gains in the bakery and cookies and crackers businesses. The bakery sales growth was driven by gains in Pepperidge Farm whole grain breads. The cookies and crackers sales growth was primarily due to Pepperidge Farm Goldfish snack crackers. Arnott’s sales increased, primarily due to the favorable impact of currency and strong branded biscuits sales performance, partially offset by a decline in the snack foods business.
In International Soup and Sauces, sales increased in Europe primarily due to the favorable impact of currency and growth in the businesses in France and Germany. Sales in Asia Pacific increased due to the favorable impact of currency and gains in the Australian and Asian businesses. The Mexican business also contributed to the sales growth. In Canada, sales increased due to the favorable impact of currency and growth in ready-to-serve soups and broth.
In Other, Godiva Chocolatier delivered sales growth in all regions. Away From Home sales increased primarily due to strong growth of frozen soups and beverages, partially offset by a decline in frozen entrees and refrigerated soups.
Gross Margin
Gross margin, defined as Net sales less Cost of products sold, increased $196 million. As a percent of sales, gross margin increased from 41.8% in 2006 to 42.4% in 2007. The percentage point increase was due to productivity improvements (approximately 1.7 percentage points), higher selling prices (approximately 1.4 percentage points), favorable product mix (approximately 0.1 percentage points), partially offset by a change in the method of accounting for inventory in 2006 (approximately 0.2 percentage points) and the impact of cost inflation and other factors (approximately 2.4 percentage points).
Marketing and Selling Expenses
Marketing and selling expenses increased 6% in 2007 versus 2006 primarily due to higher advertising expenses (approximately 3 percentage points), higher selling expenses (approximately 1 percentage point) and currency (approximately 1 percentage point). As a percent of sales, Marketing and selling expenses were 16% in both 2007 and 2006.
Administrative Expenses
Administrative expenses increased by $10 million in 2007, or 2%, primarily due to higher incentive compensation expenses (approximately 3 percentage points), costs associated with the implementation of the SAP enterprise-resource planning system in North America (approximately 2 percentage points), expenses to establish businesses in Russia and China (approximately 1 percentage point) and the impact of currency (approximately 1 percentage point), partially offset by the reversal of $20 million of legal reserves resulting from favorable results in litigation (approximately 5 percentage points). As a percent of sales, Administrative expenses were 7% in both 2007 and 2006.
Other Income
Other income of $22 million in 2007 includes the $23 million pre-tax gain related to the sale of an idle manufacturing facility.
Operating Earnings
Segment operating earnings increased 14% from the prior year.

An analysis of operating earnings by reportable segment follows:

	(millions)
	2007	2006	% Change
U.S. Soup, Sauces and Beverages	$778	$701	11%
Baking and Snacking	191	125	53
International Soup and Sauces	150	139	8
Other	119	122	(2)

	1,238	1,087	14
Corporate	(74)	(75)

	$1,164	$1,012	15%

Earnings from U.S. Soup, Sauces and Beverages increased 11% from $701 million in 2006 to $778 million in 2007. The 2006 results included an $8 million benefit from the change in the method of accounting for inventories. The remaining increase was primarily due to higher selling prices, increased volume and improved productivity, partially offset by higher cost inflation.
Earnings from Baking and Snacking increased 53% from $125 million in 2006 to $191 million in 2007. The current year included a gain of $23 million related to the sale of an idle Pepperidge Farm manufacturing facility. The 2006 results included a $5 million benefit from the change in the method of accounting for inventories. The increase was primarily due to double-digit gains at Pepperidge Farm and gains at Arnott’s.
Earnings from International Soup and Sauces increased 8% from $139 million in 2006 to $150 million in 2007. The increase was primarily due to the favorable impact of currency and gains in Canada and Mexico, partially offset by expenses to establish businesses in Russia and China, and lower earnings in Europe due to increased spending to support new product launches.
Earnings from Other decreased 2% from $122 million in 2006 to $119 million in 2007. This decrease was primarily driven by lower earnings at Godiva Chocolatier due to increased marketing expenses to support new products.
Corporate expenses decreased $1 million from 2006 to $74 million in 2007. The decrease is primarily due to the reversal of $20 million of legal reserves resulting from favorable results in litigation, partially offset by higher incentive compensation expenses and expenses associated with the implementation of the SAP enterprise-resource planning system in North America.

Nonoperating Items
Net interest expense decreased to $107 million from $109 million in the prior year. The prior year included a non-cash reduction of $21 million related to the favorable settlement of a U.S. tax contingency. The current year included the $4 million reduction in interest associated with the APA tax settlement. The remaining net reduction was primarily due to higher cash balances and lower debt levels.
The effective tax rate for the nine months was 27.2% in 2007. The effective tax rate for the nine months was 25.7% in 2006. The current year included a benefit of $22 million resulting from the favorable settlement of the APA and an additional net benefit of $27 million, primarily related to the finalization of the 2000-2004 U.S. federal tax audits. The prior year period included a benefit of $47 million resulting from the favorable resolution of a U.S. tax contingency, a benefit of $10 million related to the favorable resolution of the 1996-1999 U.S. federal tax audit and $10 million incremental expense associated with the repatriation of non-U.S. earnings under the AJCA. After factoring in these items, the increase in the current year effective rate is primarily due to higher taxes on foreign earnings.
Discontinued Operations
The results of the company’s businesses in the United Kingdom and Ireland are classified as discontinued operations. Results of the businesses are summarized below:

	Three Months Ended		Nine Months Ended
	April 29,	April 30	April 29,	April 30,
(millions)	2007	2006	2007	2006
Net sales	$—	$108	$16	$338

Earnings from operations before taxes	$—	$26	$—	$66

Pre-tax gain on sale	—	—	39	—

Taxes on earnings — operations	—	6	—	15

Tax impact of gain on sale	—	—	16	—

Earnings from discontinued operations	$—	$20	$23	$51

See also Note (b) to the Consolidated Financial Statements for additional information.

Liquidity and Capital Resources
The company generated cash from operations of $623 million compared to $977 million last year. The reduction is primarily the result of the payments of $186 million to settle foreign currency hedging transactions and working capital changes, partially offset by higher earnings.
Capital expenditures were $187 million compared to $146 million a year ago. Capital expenditures are expected to be approximately $325 to $350 million in 2007.
Net cash provided by investing activities in 2007 includes the proceeds from the sale of the businesses in the United Kingdom and Ireland, net of cash divested.
Excluding shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares, the company repurchased 26 million shares and paid $974 million in connection with repurchases in the nine-month period ended April 29, 2007. The majority of these repurchases were made pursuant to the company’s two publicly announced share repurchase programs. Under the first program, which was announced on November 21, 2005, the company’s Board of Directors authorized the purchase of up to $600 million of company stock through fiscal 2008. Under the second program, which was announced on August 15, 2006, the company’s Board of Directors authorized using up to $620 million of the net proceeds from the sale of the United Kingdom and Ireland businesses to purchase company stock. Pursuant to the August 2006 program, the company entered into two accelerated share repurchase agreements on September 28, 2006 with a financial institution to repurchase approximately $600 million of stock. See also Note (n) to the Consolidated Financial Statements for more information on the accelerated share repurchase agreements. In addition to the two publicly announced share repurchase programs, the company also purchased shares to offset the impact of dilution from shares issued under the company’s stock compensation plans. The company expects to continue this practice in the future. Excluding shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares, the company repurchased 6 million shares at a cost of $183 million in the nine-month period ended April 30, 2006. See “Unregistered Sales of Equity Securities and Use of Proceeds” for more information.
At April 29, 2007, the company had approximately $493 million of notes payable due within one year and $33 million of standby letters of credit issued on behalf of the company. The company maintains $1.5 billion of committed revolving credit facilities, which remain unused at April 29, 2007, except for $1 million of standby letters of credit issued on behalf of the company. Another $32 million of standby letters of credit were issued on behalf of the company under a separate facility. The company is in compliance with the covenants contained in its revolving credit facilities and debt securities.
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

Off-Balance Sheet Arrangements
On September 28, 2006, the company entered into two accelerated share repurchase agreements (Agreements) with Lehman Brothers Finance S.A. (Lehman), an affiliate of Lehman Brothers Inc., to repurchase approximately $600 million of stock. Under the first Agreement (the Fixed Share ASR), the company purchased approximately 8.3 million shares of its stock from Lehman for $300 million, or $35.95 per share. Lehman is expected to purchase an equivalent number of shares under the Fixed Share ASR. At the end of the Fixed Share ASR’s term, the company may receive from, or be required to pay to, Lehman a price adjustment based upon the volume weighted-average price of the company’s common stock during the period Lehman purchases the equivalent number of shares. The price adjustment may be settled at the company’s option in shares of the company’s stock or cash. The price adjustment is accounted for as an equity instrument and changes in its fair value are not recorded. Upon settlement, which is expected to occur in the fourth quarter of 2007, the price adjustment will be recorded as equity. If the stock price from April 29, 2007 through the end of the term of the Agreement remains at the April 29, 2007 closing price of $39.20, then the company would owe Lehman a price adjustment of approximately $18 million upon settlement, which is payable in cash or company stock.
Under the second Agreement (the Fixed Dollar ASR), the company purchased approximately $300 million of its common stock from Lehman. Lehman made an initial delivery of 6.3 million shares on September 29, 2006 at $35.95 per share, and a second delivery of 1.3 million shares on October 25, 2006 at $36.72 per share. The exact number of additional shares (if any) to be delivered to the company at settlement under the Fixed Dollar ASR will be based on the volume weighted-average price of company stock during the term of the Fixed Dollar ASR, subject to a minimum and maximum price for the purchased shares. Lehman is expected to purchase a number of shares equivalent to the number delivered to the company under the Fixed Dollar ASR. The Fixed Dollar ASR is expected to be completed in the fourth quarter of fiscal 2007. If the stock price from April 29, 2007 through the end of the term of the Agreement remains at the April 29, 2007 closing price of $39.20, then Lehman would deliver to the company approximately 235,000 shares upon settlement, which have a value of approximately $9 million as of April 29, 2007.
For additional information on the Agreements, see Note (n) to the Consolidated Financial Statements.
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

Recently Issued Accounting Pronouncements
In October 2004, the AJCA was signed into law. The AJCA provides for a deduction of 85% of certain non-U.S. earnings that are repatriated, as defined by the AJCA, and a phased-in tax deduction related to profits from domestic manufacturing activities. In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 109-1 and 109-2 to address the accounting and disclosure requirements related to the AJCA. The total amount repatriated in 2006 under the AJCA was $494 million and the related tax cost was $20 million. In 2005, the company recorded tax expense of $7 million associated with $200 million of anticipated earnings to be repatriated. In 2006, the company finalized its plan under the AJCA and recorded $13 million in tax expense for $294 million of earnings repatriated. Of this amount, $1 million was recorded in the third quarter of 2006 and $10 million in the nine-month period ended April 30, 2006.
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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115.” SFAS No. 159 allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The company is currently evaluating the impact of SFAS No. 159.
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

ITEM 4. CONTROLS AND PROCEDURES
a.	Evaluation of Disclosure Controls and Procedures

The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 29, 2007 (the “Evaluation Date”). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective, and are reasonably designed to ensure that all material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

b.	Changes in Internal Controls

During the quarter ended April 29, 2007, except as described below, there were no changes in the company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. During the quarter, as part of the previously announced North American SAP enterprise-resource planning system implementation, the company implemented SAP at its corporate, U.S. Soup, Sauces and Beverages and Away From Home headquarters, and at its Paris, Texas manufacturing facility. In conjunction with these implementations, changes were made in the company’s internal control over financial reporting in order to adapt to the new system.

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
Following a trial on the merits, on September 13, 2005, the District Court issued Post-Trial Findings of Fact and Conclusions of Law, ruling in favor of the company and against VFB on all claims. The Court ruled that VFB failed to prove that the spinoff was a constructive or actual fraudulent transfer. The Court also rejected VFB’s claim of breach of fiduciary duty, VFB’s claim that VFI was an alter ego of the company, and VFB’s claim that the spinoff should be deemed an illegal dividend. On November 1, 2005, VFB appealed the decision to the United States Court of Appeals for the Third Circuit. The judgment of the District Court was affirmed by the United States Court of Appeals for the Third Circuit on March 30, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

					Total Number of	Approximate Dollar Value of
					Shares Purchased as	Shares that May Yet Be
	Total Number of		Average Price Paid		Part of Publicly	Purchased Under the Plans
	Shares		Per		Announced Plans	or Programs
Period	Purchased(1)		Share(2)		or Programs(3)	($ in millions)(3)
1/29/07 – 2/28/07	886,491	(4)	$40.30	(4)	442,960	$323
3/1/07 – 3/31/07	1,317,743	(5)	$39.63	(5)	363,741	$309
4/1/07 – 4/29/07	1,267,120	(6)	$39.18	(6)	291,460	$297
Total	3,471,354		$39.63		1,098,161

(1)	Includes (i) 2,219,997 shares repurchased in open-market transactions to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 153,196 shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted shares. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the company’s shares on the date of vesting.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)	The company has two publicly announced share repurchase programs. Under the first program, which was announced on November 21, 2005, the company’s Board of Directors authorized the purchase of up to $600 million of company capital stock on the open market or through privately negotiated transactions through the end of fiscal 2008. Under the second program, which was announced on August 15, 2006, the company’s Board of Directors authorized the purchase of up to an additional $620 million of company capital stock in fiscal 2007. Pursuant to the August 2006 program, the company entered into two accelerated share repurchase agreements on September 28, 2006 with a financial institution to repurchase approximately $600 million of stock. In September 2006, $573 million of purchases were made under the accelerated share repurchase agreements, which is the cost of the shares delivered to date under such agreements. The remaining $28 million has been recorded as additional paid-in capital and will be reclassified to capital stock in treasury upon settlement of the accelerated share repurchase agreements, which is expected to occur in the fourth quarter of fiscal 2007. Upon such settlement, the purchase price for the shares and/or the number of shares purchased under such agreements will be adjusted. For additional information on the accelerated share repurchase agreements, see Note (n) to the Consolidated Financial Statements. In addition to the two publicly announced share repurchase programs, the company will continue to purchase shares, under separate authorization, as part of its practice of buying back shares sufficient to offset shares issued under incentive compensation plans.

(4)	Includes (i) 441,040 shares repurchased in open-market transactions at an average price of $40.48 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 2,491 shares owned and tendered by employees at an average price per share of $38.65 to satisfy tax withholding requirements on the vesting of restricted shares.

(5)	Includes (i) 949,417 shares repurchased in open-market transactions at an average price of $39.61 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 4,585 shares owned and tendered by employees at an average price per share of $40.38 to satisfy tax withholding requirements on the vesting of restricted shares.

(6)	Includes (i) 829,540 shares repurchased in open-market transactions at an average price of $39.21 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 146,120 shares owned and tendered by employees at an average price per share of $38.95 to satisfy tax withholding requirements on the vesting of restricted shares.

ITEM 6. EXHIBITS

31(i)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(ii)	Certification of Robert A. Schiffner pursuant to Rule 13a-14(a).

32(i)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(ii)	Certification of Robert A. Schiffner pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL SOUP COMPANY
Date: June 6, 2007	By:	/s/ Robert A. Schiffner
Robert A. Schiffner
Senior Vice President and Chief Financial Officer

	By:	/s/ Ellen Oran Kaden
Ellen Oran Kaden
Senior Vice President – Law and Government Affairs

INDEX TO EXHIBITS

Exhibits

31(i)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(ii)	Certification of Robert A. Schiffner pursuant to Rule 13a-14(a).

32(i)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(ii)	Certification of Robert A. Schiffner pursuant to 18 U.S.C. Section 1350.