Form 10-K
period 2007-07-29
CAMPBELL SOUP CO
filed 2007-09-26
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File Number

July 29, 2007	1-3822
CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.
1 Campbell Place
Camden, New Jersey 08103-1799
Principal Executive Offices
Telephone Number: (856)342-4800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Capital Stock, par value $.0375	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ✓   No ___
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ___  No ✓
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓   No ___
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ✓
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ✓	Accelerated filer ___	Non-accelerated filer ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No ✓
As of January 26, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of capital stock held by non-affiliates of the registrant was approximately $8,629,905,311. There were 384,108,453 shares of capital stock outstanding as of September 17, 2007.
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on November 16, 2007, are incorporated by reference into Part III.

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
In fiscal 2007, the company continued its focus on achieving long-term sustainable quality growth through executing five key strategies to drive success in both the marketplace and the workplace. The five strategies include:
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
Consistent with these strategies, the company has undertaken several portfolio adjustments. The company divested its United Kingdom and Ireland businesses to Premier Foods plc on August 15, 2006. Likewise, in June 2007, the company completed the sale of its ownership interest in Papua New Guinea operations. Most recently, on August 9, 2007, the company announced that it is exploring strategic alternatives, including possible divestiture, for its Godiva Chocolatier business. These portfolio adjustments are intended to better focus Campbell on optimizing its long-term growth potential by leveraging the competitive advantages of its simple meals, baked snacks, and vegetable-based beverages businesses in markets with the greatest potential for growth.
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
Baking and Snacking The Baking and Snacking segment includes the following businesses: Pepperidge Farm cookies, crackers, bakery and frozen products in U.S. retail; Arnott’s biscuits in Australia and Asia Pacific; and Arnott’s salty snacks in Australia. As previously discussed, in June 2007, the company completed the sale of its ownership interest in Papua New Guinea operations, which were historically included in this segment.
International Soup and Sauces The International Soup and Sauces segment includes the soup, sauce and beverage businesses outside of the United States, including Europe, Mexico, Latin America, the Asia Pacific region and the retail business in Canada. The segment’s operations include Erasco and Heisse Tasse soups in Germany, Liebig and Royco soups and Lesieur sauces in France, Devos Lemmens mayonnaise and cold sauces and Campbell’s and Royco soups in Belgium, and Blå Band soups and sauces in Sweden. In Asia Pacific, operations include Campbell’s soup and stock, Swanson broths and V8 beverages. In Canada, operations include Habitant and Campbell’s soups, Prego pasta sauce and V8 beverages. As previously discussed, on August 15, 2006, the company completed the sale of its United Kingdom and Ireland businesses, which included Homepride sauces, OXO stock cubes, and Batchelors, McDonnells and Erin soups. The results of these divested businesses have been reflected as discontinued operations in the consolidated statements of earnings.
Other The balance of the portfolio reported in Other includes Godiva Chocolatier worldwide and the company’s Away From Home operations, which represent the distribution of products such as soup, specialty entrees, beverage products, other prepared foods and Pepperidge Farm products through various food service channels in the United States and Canada. As previously discussed, the company is exploring strategic alternatives, including possible divestiture, for its Godiva Chocolatier business.
Ingredients The ingredients required for the manufacture of the company’s food products are purchased from various suppliers. While all such ingredients are available from numerous independent suppliers, raw materials are subject to fluctuations in price attributable to a number of factors, including changes in crop size, cattle cycles, product scarcity, demand for raw materials, government-sponsored agricultural programs, import and export requirements and weather conditions during the growing and harvesting seasons. To help reduce some of this volatility, the company uses commodity futures contracts for a number of its ingredients and commodities, such as corn, cocoa, soybean meal, soybean oil, wheat, dairy and natural gas. Ingredient inventories are at a peak during the late fall and decline during the winter and spring. Since many ingredients of suitable quality are available in sufficient quantities only at certain seasons, the company makes commitments for the purchase of such ingredients during their respective seasons. At this time, the company does not anticipate any material restrictions on availability or shortages of ingredients that would have a significant impact on the company’s businesses. For additional information on the impact of inflation on the company, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”
Customers In most of the company’s markets, sales activities are conducted by the company’s own sales force and through broker and distributor arrangements. In the United States, Canada and Latin America, the company’s products are generally resold to consumers in retail food chains, mass discounters, mass merchandisers, club stores, convenience stores, drug stores and other retail, commercial and non-commercial establishments. In Europe, the company’s products are generally resold to consumers in retail food chains, mass discounters and other retail establishments. In Mexico, the company’s products are generally resold to consumers in retail food chains, club stores, convenience stores and other retail establishments. In the Asia Pacific region, the company’s products are generally resold to consumers through retail food chains, convenience stores and other retail establishments. Godiva Chocolatier’s products are sold generally through a network of company-owned retail boutiques in North America, Europe, and Asia, franchised third-party retail boutique operators primarily in Europe, third-party distributors in Europe and Asia, and major retailers, including department stores and duty-free shops, worldwide. Godiva Chocolatier’s products are also sold through catalogs and on the Internet, although these sales are primarily limited to North America and Japan. The company makes shipments promptly after receipt and acceptance of orders.
The company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 15% of the company’s consolidated net sales during fiscal 2007 and 14% during fiscal 2006. All of the company’s segments sold products to Wal-Mart Stores, Inc. or its affiliates. No other customer accounted for 10% or more of the company’s consolidated net sales.
Trademarks And Technology As of September 17, 2007, the company owns over 5,400 trademark registrations and applications in over 150 countries and believes that its trademarks are of material importance to its business. Although the laws vary by jurisdiction, trademarks generally are valid as long as they are in use and/or their registrations are properly maintained and have not been found to have become generic. Trademark registrations generally can be renewed indefinitely as long as the trademarks are in use. The company believes that its principal brands, including Campbell’s, Erasco, Liebig, Pepperidge Farm, V8, Pace, Prego, Swanson,
Arnott’s, and Godiva, are protected by trademark law in the company’s relevant major markets. In addition, some of the company’s products are sold under brands that have been licensed from third parties.
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
Capital Expenditures During fiscal 2007, the company’s aggregate capital expenditures were $334 million. The company expects to spend approximately $400 million for capital projects in fiscal 2008. The anticipated major fiscal 2008 capital projects include the previously announced expansion and enhancement of the company’s corporate headquarters in Camden, New Jersey, which is expected to continue into fiscal years following 2008, and expansion of the company’s beverage production capacity.
Research And Development During the last three fiscal years, the company’s expenditures on research activities relating to new products and the improvement and maintenance of existing products for continuing operations were $112 million in 2007, $104 million in 2006 and $93 million in 2005. The increase from 2006 to 2007 was primarily due to expenses related to new product development, higher incentive compensation costs and the impact of currency. The increase from 2005 to 2006 was primarily due to higher stock-based compensation expense recognized under SFAS No. 123R, higher compensation and benefit expenses and expenses related to new product development. The company conducts this research primarily at its headquarters in Camden, New Jersey, although important research is undertaken at various other locations inside and outside the United States.

Environmental Matters The company has requirements for the operation and design of its facilities that meet or exceed applicable environmental rules and regulations. Of the company’s $334 million in capital expenditures made during fiscal 2007, approximately $6 million was for compliance with environmental laws and regulations in the United States. The company further estimates that approximately $11 million of the capital expenditures anticipated during fiscal 2008 will be for compliance with such environmental laws and regulations. The company believes that continued compliance with existing environmental laws and regulations will not have a material effect on capital expenditures, earnings or the competitive position of the company.
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
Regulation The manufacture and marketing of food products is highly regulated. In the United States, the company is subject to regulation by various government agencies, including the Food and Drug Administration, the U.S. Department of Agriculture and the Federal Trade Commission, as well as various state and local agencies. The company is also regulated by similar agencies outside the United States and by voluntary organizations such as the National Advertising Division and the Children’s Food and Beverage Advertising Initiative of the Council of Better Business Bureaus.
Employees On July 29, 2007, there were approximately 22,500 employees of the company.
Financial Information For information with respect to revenue, operating profitability and identifiable assets attributable to the company’s business segments and geographic areas, see Note 6 to the Consolidated Financial Statements.
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
The company operates in a highly competitive industry The company operates in the highly competitive food industry and experiences worldwide competition in all of its principal products. A number of the company’s primary competitors have substantial financial, marketing and other resources. A strong competitive response from one or more of these competitors to the company’s marketplace efforts could result in the company reducing pricing, increasing marketing or other expenditures, or losing market share. These changes may have a material adverse effect on the business and financial results of the company.
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

The company may be adversely impacted by the increased significance of some of its customers The disruption of supply to any of the company’s large customers, such as Wal-Mart Stores, Inc., for an extended period of time could adversely affect the company’s business or financial results. In addition, the retail grocery trade continues to consolidate, and mass market retailers continue to become larger. In such an environment, a large retail customer may attempt to increase its profitability by lowering the prices of its suppliers or increasing promotional programs funded by its suppliers. If the company is unable to use its scale, marketing expertise, product innovation and category leadership positions to respond to these customer demands, the company’s business or financial results could be negatively impacted.
The company’s long-term results may be adversely impacted by increases in the price of raw and packaging materials The raw and packaging materials used in the company’s business include tomato paste, beef, poultry, vegetables, metal containers, glass, paper, resin and energy. Many of these materials are subject to price fluctuations from a number of factors, including product scarcity, demand for raw materials, commodity market speculation, currency fluctuations, weather conditions, import and export requirements and changes in government-sponsored agricultural programs. To the extent any of these factors result in an unforeseen increase in raw and packaging material prices, the company may not be able to offset such increases through productivity or price increases. In such case, the company’s business or financial results could be negatively impacted.
The company may be adversely impacted by inadequacies in, or failure of, its information technology systems Each year the company engages in several billion dollars of transactions with its customers and vendors. Because the amount of dollars involved is so significant, the company’s information technology resources must provide connections among its marketing, sales, manufacturing, logistics, customer service and accounting functions. If the company does not allocate and effectively manage the resources necessary to build and sustain an appropriate technology infrastructure and to maintain the related computerized and manual control processes, the company’s business or financial results could be negatively impacted.
Disruption to the company’s supply chain could adversely affect its business Damage or disruption to the company’s suppliers or to the company’s manufacturing or distribution capabilities due to weather, natural disaster, fire, terrorism, pandemic, strikes or other reasons could impair the company’s ability to manufacture and/or sell its products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single location, could adversely affect the company’s business or financial results.
The company may be adversely impacted by the failure to successfully execute acquisitions and divestitures From time to time, the company undertakes acquisitions or divestitures. The success of any such acquisition or divestiture depends, in part, upon the company’s ability to identify suitable buyers or sellers, negotiate favorable contractual terms and, in many cases, obtain governmental approval. For acquisitions, success is also dependent upon efficiently integrating the acquired business into the company’s existing operations. In cases where acquisitions or divestitures are not successfully implemented or completed, the company’s business or financial results could be negatively impacted.
The company’s long-term results may be impacted negatively by political and/or economic conditions in the United States or other nations The company is a global manufacturer and marketer of high-quality, branded convenience food products. Because of its global reach, the company’s performance may be impacted negatively by political and/or economic conditions in the United States, as well as other nations. A change in any one or more of the following factors in the United States, or in other nations, could impact the company: currency exchange rates, tax rates, interest rates, legal or regulatory requirements, tariffs, export and import restrictions or equity markets. The company may also be impacted by recession, political instability, civil disobedience, armed hostilities, natural disasters and terrorist acts in the United States or throughout the world. Any one of the foregoing could have a material adverse effect on the business and financial results of the company.
If the company’s food products become adulterated or are mislabeled, the company might need to recall those items and may experience product liability claims if consumers are injured The company may need to recall some of its products if they become adulterated or if they are mis-labeled. The company may also be liable if the consumption of any of its products causes injury. A widespread product recall could result in significant losses due to the costs of a recall, the destruction of product inventory and lost sales due to the unavailability of product for a period of time. The company could also suffer losses from a significant product liability judgment against it. A significant product recall or product liability case could also result in adverse publicity, damage to the company’s reputation and a loss of consumer confidence in the company’s food products, which could have a material adverse effect on the business and financial results of the company.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The company’s principal executive offices and main research facilities are company-owned and located in Camden, New Jersey. The following table sets forth the company’s principal manufacturing facilities and the business segment that primarily uses each of the facilities:
Principal Manufacturing Facilities

Inside the U.S.		Outside the U.S.

California	Ohio	Australia	Germany
• Dixon(SSB)	• Napoleon (SSB/OT)	• Huntingwood (BS)	• Luebeck (ISS)
• Sacramento (SSB/OT)	• Wauseon (SSB/ISS)	• Marleston (BS)	• Gerwisch (ISS)

• Stockton (SSB)	• Willard (BS)	• Shepparton (ISS)	Indonesia

Connecticut	Pennsylvania	• Virginia (BS)	• Jawa Barat (BS)

• Bloomfield (BS)	• Denver (BS)	• Miranda (BS)	Malaysia

Florida	• Downingtown (BS)	• Smithfield (BS)	• Selangor Darul Ehsan (ISS)

• Lakeland (BS)	• Reading (OT)	• Scoresby (BS)	Mexico

Illinois	South Carolina	Belgium	• Villagran (ISS)
• Downers Grove (BS)	• Aiken (BS)	• Puurs (ISS)	• Guasave (SSB)

Michigan	Texas	• Brussels (OT)	Netherlands

• Marshall (SSB)	• Paris (SSB/OT)	Canada	• Utrecht (ISS)

New Jersey	Utah	• Listowel (ISS/OT)	Sweden
• South Plainfield (SSB)	• Richmond (BS)	• Toronto (ISS/OT)	• Kristianstadt (ISS)

North Carolina	Washington	France
• Maxton (SSB/OT)	• Everett (OT)	• LePontet (ISS)

	Wisconsin	• Dunkirk (ISS)
• Milwaukee (SSB)
SSB — U.S. Soup, Sauces and Beverages
BS — Baking and Snacking
ISS — International Soup and Sauces
OT — Other

Each of the foregoing manufacturing facilities is company-owned, except that the Scoresby, Australia, facility and the Selangor Darul Ehsan, Malaysia, facility are leased. The Utrecht, Netherlands, facility is subject to a ground lease. The company also operates retail confectionery shops in the United States, Canada, Europe and Asia; retail bakery thrift stores in the United States; and other plants, facilities and offices at various locations in the United States and abroad, including additional executive offices in Norwalk, Connecticut, New York, New York, Puurs, Belgium, and North Strathfield, Australia. The following facilities were sold during fiscal year 2007: Ashford, King’s Lynn and Worksop in the United Kingdom, Thurles in Ireland, and Malahang Lae and Port Moresby in Papua New Guinea. These facilities were sold as part of the divestiture of their respective businesses. The Everett, Washington facility replaces the company’s Woodinville, Washington facility, which was closed during fiscal year 2007. The company expects to close the Gerwisch, Germany facility in fiscal 2008.
Management believes that the company’s manufacturing and processing plants are well maintained and are generally adequate to support the current operations of the businesses.
ITEM 3. LEGAL PROCEEDINGS
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS
None.
EXECUTIVE OFFICERS OF THE COMPANY
The following list of executive officers as of September 17, 2007, is included as an item in Part III of this Form 10-K:

			Year First Appointed
Name	Present Title	Age	Executive Officer

Douglas R. Conant	President and Chief Executive Officer	56	2001
Anthony P. DiSilvestro	Vice President — Controller	48	2004
M. Carl Johnson, III	Senior Vice President	59	2001
Ellen Oran Kaden	Senior Vice President — Law and Government Affairs	55	1998
Larry S. McWilliams	Senior Vice President	51	2001
Denise M. Morrison	Senior Vice President	53	2003
Nancy A. Reardon	Senior Vice President	54	2004
Mark A. Sarvary	Executive Vice President	48	2002
Robert A. Schiffner	Senior Vice President and Chief Financial Officer	57	2001
Archbold D. van Beuren	Senior Vice President	50	2007
David R. White	Senior Vice President	52	2004
Doreen A. Wright	Senior Vice President and Chief Information Officer	50	2001

Denise M. Morrison served as Executive Vice President and General Manager, Kraft Snacks division (2001-2003) of Kraft Foods, Inc., and Executive Vice President and General Manager, Kraft Confection division (2001) of Kraft Foods, Inc. prior to joining Campbell in 2003. Nancy A. Reardon served as Executive Vice President of Human Resources, Comcast Cable Communications (2002-2004) and Executive Vice President — Human Resources/Corporate Affairs (1997-2002) of Borden Capital Management Partners prior to joining Campbell in 2004. David R. White served as Vice President, Product Supply — Global Family Care Business (1999-2004) of The Procter & Gamble Company prior to joining Campbell in 2004. The company has employed Douglas R. Conant, Anthony P. DiSilvestro, M. Carl Johnson, III, Ellen Oran Kaden, Larry S. McWilliams, Mark A. Sarvary, Robert A. Schiffner, Archbold D. van Beuren and Doreen A. Wright in an executive or managerial capacity for at least five years.
There is no family relationship among any of the company’s executive officers or between any such officer and any director that is first cousin or closer. All of the executive officers were elected at the November 2006 meeting of the Board of Directors.

PART II
ITEM 5. MARKET FOR REGISTRANT’S CAPITAL STOCK, RELATED SHAREOWNER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Registrant’s Capital Stock
The company’s capital stock is listed and principally traded on the New York Stock Exchange. The company’s capital stock is also listed on the SWX Swiss Exchange. On September 17, 2007, there were 29,077 holders of record of the company’s capital stock. Market price and dividend information with respect to the company’s capital stock are set forth in Note 14 to the Consolidated Financial Statements. Future dividends will be dependent upon future earnings, financial requirements and other factors.
Return to Shareowners* Performance Graph
The following graph compares the cumulative total shareowner return (TSR) on the company’s stock with the cumulative total return of the Standard & Poor’s Packaged Foods Index (the “S&P Packaged Foods Group”) and the Standard & Poor’s 500 Stock Index (the “S&P 500”). The graph assumes that $100 was invested on July 29, 2002, in each of company stock, the S&P Packaged Foods Group and the S&P 500, and that all dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on July 27, 2007.

*Stock appreciation plus dividend reinvestment.

	2002	2003	2004	2005	2006	2007

Campbell	100	109	120	148	180	188
S&P 500	100	119	134	153	161	187
S&P Packaged Foods Group	100	106	125	135	136	155

Issuer Purchases of Equity Securities

					Total Number	Approximate Dollar
					of Shares	Value of Shares
					Purchased as	that May Yet Be
	Total Number		Average		Part of Publicly	Purchased Under the
	of Shares		Price Paid		Announced Plans or	Plans or Programs
Period	Purchased[1]		Per Share[2]		Programs[3]	($ in millions)	[3]

4/30/07-5/31/07	835,957	[4]	$39.32	[4]	219,097	$289
6/1/07-6/30/07	1,523,532	[5]	$39.19	[5]	502,600	$269
7/1/07-7/29/07	1,589,387	[6]	$38.65	[6]	712,326	$200	[3]

Total	3,948,876		$39.00		1,434,023	$200

1
Includes (i) 2,468,608 shares repurchased in open-market transactions to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 46,245 shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted shares. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the company’s shares on the date of vesting.

2	Average price paid per share is calculated on a settlement basis and excludes commission.

3
During fiscal 2007, the company had two publicly announced share repurchase programs. Under the first program, which was announced on November 21, 2005, the company’s Board of Directors authorized the purchase of up to $600 million of company capital stock on the open market or through privately negotiated transactions through the end of fiscal 2008. Under the second program, which was announced on August 15, 2006, the company’s Board of Directors authorized the purchase of up to an additional $620 million of company capital stock in fiscal 2007. The August 2006 program terminated at the end of fiscal 2007. Pursuant to the share repurchase programs, the company entered into two accelerated share repurchase agreements on September 28, 2006 with a financial institution to repurchase approximately $600 million of common stock. Under the first agreement, the company purchased approximately 8.3 million shares of its common stock for $300 million, or $35.95 per share, subject to a purchase price adjustment payable upon settlement of the agreement. The first agreement settled on July 5, 2007, and the company paid a $22 million purchase price adjustment on that date. This $22 million has been recorded as a reduction of additional paid-in capital and reduced from the dollar value of shares that may yet be purchased under the company’s repurchase programs. Under the second agreement, the company purchased approximately $300 million of its common stock. Pursuant to the second agreement, 6.3 million shares were delivered at $35.95 per share on September 29, 2006, and an additional 1.3 million shares were delivered at $36.72 per share on October 25, 2006. The value of the shares delivered in September and October 2006 was approximately $273 million. The second agreement settled on July 5, 2007, and the company received an additional approximate 200,000 shares valued at approximately $9 million, for a total delivery of 7.8 million shares valued at approximately $280 million. The remaining approximately $20 million paid pursuant to the second agreement has been recorded as a reduction of additional paid-in capital and reduced from the dollar value of shares that may yet be purchased under the company’s repurchase programs. For additional information on the accelerated share repurchase agreements, see Note 11 to the Consolidated Financial Statements. In addition to the November 2005 program, the company will continue to purchase shares, under separate authorization, as part of its practice of buying back shares sufficient to offset shares issued under incentive compensation plans.

4
Includes (i) 600,508 shares repurchased in open-market transactions at an average price of $39.32 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 16,352 shares owned and tendered by employees at an average price per share of $39.00 to satisfy tax withholding requirements on the vesting of restricted shares.

5
Includes (i) 1,017,400 shares repurchased in open-market transactions at an average price of $39.19 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 3,532 shares owned and tendered by employees at an average price per share of $39.73 to satisfy tax withholding requirements on the vesting of restricted shares.

6
Includes (i) 850,700 shares repurchased in open-market transactions at an average price of $38.65 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 26,361 shares owned and tendered by employees at an average price per share of $38.42 to satisfy tax withholding requirements on the vesting of restricted shares.

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Review — Consolidated (millions, except per share amounts)

Fiscal Year	2007	[1]	2006	[2]	2005	2004	[3]	2003	[4]

Summary of Operations
Net sales	$7,867		$7,343		$7,072	$6,660		$6,271
Earnings before interest and taxes	1,293		1,151		1,132	1,038		1,030
Earnings before taxes	1,149		1,001		952	870		849
Earnings from continuing operations	823		755		644	582		568
Earnings from discontinued operations	31		11		63	65		58
Cumulative effect of accounting change	—		—		—	—		(31)
Net earnings	854		766		707	647		595

Financial Position
Plant assets — net	$2,042		$1,954		$1,987	$1,901		$1,843
Total assets	6,445		7,745		6,678	6,596		6,185
Total debt	2,669		3,213		2,993	3,353		3,528
Shareowners’ equity	1,295		1,768		1,270	874		387

Per Share Data
Earnings from continuing operations — basic	$2.13		$1.86		$1.57	$1.42		$1.38
Earnings from continuing operations — assuming dilution	2.08		1.82		1.56	1.41		1.38
Net earnings — basic	2.21		1.88		1.73	1.58		1.45
Net earnings — assuming dilution	2.16		1.85		1.71	1.57		1.45
Dividends declared	0.80		0.72		0.68	0.63		0.63

Other Statistics
Capital expenditures	$334		$309		$332	$288		$283
Weighted average shares outstanding	386		407		409	409		411
Weighted average shares outstanding — assuming dilution	396		414		413	412		411
(All per share amounts below are on a diluted basis)
Certain liabilities related to investments in affordable housing partnerships were reclassified in prior year financial statements to conform to the current-year presentation. Accordingly, assets were reduced by $125 in 2006, $98 in 2005, $66 in 2004 and $20 in 2003.
As of August 1, 2005, the company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS No. 123R). Under SFAS No. 123R, compensation expense is to be recognized for all stock-based awards, including stock options. Had all stock-based compensation been expensed in 2005, earnings from continuing operations would have been $616 and earnings per share would have been $1.49. Net earnings would have been $678 and earnings per share would have been $1.64. The pro forma reduction on earnings from continuing operations in prior years would have been as follows: 2004—$28 or $.07 per share; 2003—$24 or $.06 per share.
1	The 2007 earnings from continuing operations were impacted by the following: a $14 ($.04 per share) gain from the sale of an idle manufacturing facility; a $25 ($.06 per share) benefit from a tax settlement of bilateral advance pricing agreements; and a $13 ($.03 per share) benefit from the reversal of legal reserves due to favorable results in litigation. The 2007 results of discontinued operations included a $24 ($.06 per share) gain from the sale of the businesses in the United Kingdom and Ireland and $7 ($.02 per share) tax benefit from the resolution of audits in the United Kingdom. On July 29, 2007, the company adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” As a result, total assets were reduced by $294, shareowners’ equity was reduced by $230, and total liabilities were reduced by $64.

2	The 2006 earnings from continuing operations were impacted by the following: a $60 ($.14 per share) benefit from the favorable resolution of a U.S. tax contingency; an $8 ($.02 per share) benefit from a change in inventory accounting method; incremental tax expense of $13 ($.03 per share) associated with the repatriation of non-U.S. earnings under the American Jobs Creation Act; and a $14 ($.03 per share) tax benefit related to higher levels of foreign tax credits, which could be utilized as a result of the sale of the businesses in the United Kingdom and Ireland. The 2006 results of discontinued operations included $56 of deferred tax expense due to book/tax basis differences and $5 of after-tax costs associated with the sale of the businesses (aggregate impact of $.15 per share).

3
2004 earnings from continuing operations included a pre-tax restructuring charge of $26 ($18 after tax or $.04 per share) related to a reduction in workforce and the implementation of a distribution and logistics realignment in Australia. Earnings from discontinued operations included an after-tax effect of $4 ($.01 per share) associated with a reduction in workforce.

4	The 2003 fiscal year consisted of fifty-three weeks compared to fifty-two weeks in all other periods. The additional week contributed approximately $.02 per share to net earnings.
Five-Year Review should be read in conjunction with the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Overview
Campbell Soup Company is a global manufacturer and marketer of high-quality, branded convenience food products. The company is focused on achieving long-term sustainable quality growth through executing five key strategies to drive success in both the marketplace and the workplace as follows:
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
The company intends to meet financial and business goals while continuing to invest in innovation, in information systems and in emerging markets.
On August 15, 2006, the company completed the sale of its businesses in the United Kingdom and Ireland for £460 million, or approximately $870 million, pursuant to a Sale and Purchase Agreement dated July 12, 2006. The United Kingdom and Ireland businesses included Homepride sauces, OXO stock cubes, Batchelors soups and McDonnells and Erin soups. The purchase price was subject to certain post-closing adjustments, which resulted in an additional $19 million of proceeds. The company has reflected the results of these businesses as discontinued operations in the consolidated statements of earnings for all years presented. The assets and liabilities of these businesses were reflected as assets and liabilities of discontinued operations held for sale in the consolidated balance sheet as of July 30, 2006. The company used approximately $620 million of the net proceeds to purchase company stock. See Note 3 to the Consolidated Financial Statements for additional information.
In June 2007, the company completed the sale of its ownership interest in Papua New Guinea operations for approximately $23 million. This business had annual sales of approximately $20 million.
On August 9, 2007, the company announced that it is exploring strategic alternatives, including possible divestiture, for its Godiva Chocolatier business.
The company is organized and reports operating results as follows: U.S. Soup, Sauces and Beverages, Baking and Snacking and International Soup and Sauces, with the balance of the portfolio, which includes Godiva Chocolatier worldwide and the Away From Home operations, reported as Other. See also Note 6 to the Consolidated Financial Statements for additional information on segments.
Results of Operations
2007 Earnings from continuing operations were $823 million ($2.08 per share) in 2007 and $755 million ($1.82 per share) in 2006. (All earnings per share amounts included in Management’s Discussion and Analysis are presented on a diluted basis.)
There were several items that impacted the comparability of Earnings from continuing operations and Earnings per share from continuing operations:
•	In the second quarter of 2007, the company recorded a pre-tax gain of $23 million ($14 million after tax or $.04 per share) from the sale of an idle manufacturing facility;

•
In the third quarter of 2007, the company recorded a pre-tax non-cash benefit of $20 million ($13 million after tax or $.03 per share) from the reversal of legal reserves due to favorable results in litigation;

•
In the third quarter of 2007, the company recorded a tax benefit of $22 million resulting from the settlement of bilateral advance pricing agreements (APA) among the company, the United States, and Canada related to royalties. In addition, the company reduced net interest by $4 million ($3 million after tax). The aggregate impact on Earnings from continuing operations was $25 million, or $.06 per share;

•
In the first quarter of 2006, the company recorded a non-cash tax benefit of $47 million resulting from the favorable resolution of a U.S. tax contingency related to transactions in government securities in a prior period. In addition, the company reduced interest expense and accrued interest payable by $21 million and adjusted deferred tax expense by $8 million ($13 million after tax). The aggregate non-cash impact of the settlement on Earnings from continuing operations was $60 million, or $.14 per share. (See Note 8 to the Consolidated Financial Statements);

•
In the first quarter of 2006, a $13 million pre-tax gain was recognized due to a change in the method of accounting for certain U.S. inventories from the LIFO method to the average cost method. The impact on Earnings from continuing operations was $8 million ($.02 per share). Prior periods were not restated since the impact of the change on previously issued financial statements was not considered material. (See Note 13 to the Consolidated Financial Statements);

•
In 2006, incremental tax expense of $13 million ($.03 per share) was recognized associated with incremental dividends of $294 million as the company finalized its plan to repatriate earnings from non-U.S. subsidiaries under the provisions of the American Jobs Creation Act (the AJCA); and

•
In the fourth quarter of 2006, the company recorded a deferred tax benefit of $14 million ($.03 per share) from the anticipated use of higher levels of foreign tax credits, which could be utilized as a result of the sale of the company’s United Kingdom and Ireland businesses in August 2006.

The items impacting comparability are summarized below:

	2007		2006
(millions, except per share amounts)	Earnings	EPS	Earnings	EPS

Earnings from continuing operations	$823	$2.08	$755	$1.82

Reversal of legal reserves	$(13)	$(0.03)	$—	$—
Tax benefit from the resolution of the APA	(25)	(0.06)	—	—
Gain on the sale of facility	(14)	(0.04)	—	—
Impact of change in inventory accounting method	—	—	(8)	(0.02)
Favorable resolution of a U.S. tax contingency	—	—	(60)	(0.14)
Tax expense on repatriation of earnings under the AJCA	—	—	13	0.03
Tax benefit related to the anticipated use of foreign tax credits	—	—	(14)	(0.03)

Impact of significant items on continuing operations[1]	$(52)	$(0.13)	$(69)	$(0.17)

1	The sum of the individual per share amounts does not equal due to rounding.
In addition, the comparability of Earnings per share from continuing operations was impacted by the use of proceeds from the sale of the United Kingdom and Ireland businesses in the first quarter of 2007. During the first quarter of 2007, the company completed its previously announced program utilizing $620 million of the net proceeds to repurchase shares. The pro forma impact on 2006 of utilizing those proceeds to repurchase 17 million shares (based on the average stock price in the first quarter) and reduce shares outstanding in the calculation of Earnings per share from continuing operations would have resulted in a $.07 increase in Earnings per share from continuing operations.
The remaining increase in Earnings from continuing operations in 2007 from 2006 was primarily due to an increase in sales, a higher gross margin as a percentage of sales, and lower net interest expense, partially offset by increased marketing expenses and a higher effective tax rate.
2006 Earnings from continuing operations were $755 million ($1.82 per share) in 2006 and $644 million ($1.56 per share) in 2005.
In addition to the 2006 items that impacted the comparability of Earnings from continuing operations, as of August 1, 2005, the company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS No. 123R). Under SFAS No. 123R, compensation expense is to be recognized for all stock-based awards, including stock options. Had all stock-based compensation been expensed in 2005, Earnings from continuing operations would have been $616 million and Earnings per share from continuing operations would have been $1.49. (See Notes 1 and 11 to the Consolidated Financial Statements.)
The items impacting comparability are summarized below:

	2006		2005
(millions, except per share amounts)	Earnings	EPS	Earnings	EPS

Earnings from continuing operations	$755	$1.82	$644	$1.56

Pro forma impact of SFAS No. 123R	$—	$—	$(28)	$(0.07)
Impact of change in inventory accounting method	(8)	(0.02)	—	—
Favorable resolution of a U.S. tax contingency	(60)	(0.14)	—	—
Tax expense on repatriation of earnings under the AJCA	13	0.03	—	—
Tax benefit related to the anticipated use of foreign tax credits	(14)	(0.03)	—	—

Impact of significant items on continuing operations[1]	$(69)	$(0.17)	$(28)	$(0.07)

1	The sum of the individual per share amounts does not equal due to rounding.
The remaining improvement in earnings from 2005 to 2006 was due to an increase in sales, an improvement in gross margin as a percentage of sales, a lower effective tax rate, and higher interest income, partially offset by higher administrative and marketing and selling costs.
Sales
An analysis of net sales by reportable segment follows:

				% Change
				2007/	2006/
(millions)	2007	2006	2005	2006	2005

U.S. Soup, Sauces and Beverages	$3,486	$3,257	$3,098	7	5
Baking and Snacking	1,850	1,747	1,742	6	—
International Soup and Sauces	1,399	1,255	1,227	11	2
Other	1,132	1,084	1,005	4	8

	$7,867	$7,343	$7,072	7	4

An analysis of percent change of net sales by reportable segment follows:

	U.S. Soup,		International
	Sauces and	Baking and	Soup and
2007/2006	Beverages	Snacking	Sauces	Other	Total

Volume and Mix	5%	2%	5%	2%	3%
Price and Sales Allowances	2	2	1	3	2
Increased Promotional Spending[1]	—	(1)	—	(1)	—
Currency	—	3	5	—	2

	7%	6%	11%	4%	7%

	U.S. Soup,		International
	Sauces and	Baking and	Soup and
2006/2005	Beverages	Snacking	Sauces	Other	Total

Volume and Mix	(1)%	—%	3%	6%	1%
Price and Sales Allowances	6	3	—	3	3
Increased Promotional Spending[1]	—	(2)	—	(1)	—
Currency	—	(1)	(1)	—	—

	5%	—%	2%	8%	4%

1	Represents revenue reductions from trade promotion and consumer coupon redemption programs.
In 2007, U.S. Soup, Sauces and Beverages sales increased 7%. U.S. soup sales increased 5% as condensed soup sales increased 3%, ready-to-serve soup sales increased 5% and broth sales increased 12%. The introduction in 2007 of new lower sodium varieties of condensed and ready-to-serve soups contributed to the sales growth. Within condensed soup, both eating and cooking varieties delivered solid sales gains. Sales growth in ready-to-serve was driven by gains in Campbell’s Chunky and Campbell’s Select soups which benefited from higher levels of advertising. In the convenience platform, which includes soups in microwavable bowls and cups, sales grew double digits. Swanson broth sales grew due to increased advertising and continued growth of aseptically-packaged products. Beverage sales grew significantly as V8 vegetable juice and V8 V-Fusion vegetable and fruit juice, introduced in the second quarter of 2006, responded favorably to new advertising campaigns and increased levels of advertising. V8 Splash juice drinks also experienced sales growth. Sales of Prego pasta sauces and Pace Mexican sauces increased.
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
In 2007, Baking and Snacking sales increased 6%. Pepperidge Farm sales increased primarily as a result of gains in the bakery and cookies and crackers businesses. The bakery business sales growth was driven by gains in Pepperidge Farm whole grain breads and sandwich rolls. The cookies and crackers sales growth was primarily due to Pepperidge Farm Goldfish snack crackers, partially offset by a decline in cookies. Arnott’s sales increased, primarily due to the favorable impact of currency and strong branded biscuits sales performance, partially offset by volume declines in the Australian snack foods business.
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
International Soup and Sauces sales increased 11% in 2007 versus 2006. In Europe, sales increased primarily due to the favorable impact of currency and strong wet soup growth in France, Germany and Belgium. In Canada, sales increased due to growth in soup and the favorable impact of currency.
International Soup and Sauces sales increased 2% in 2006 versus 2005. In Canada, sales increased due to the favorable impact of currency and a strong performance in ready-to-serve soup, which grew double digits, aided by the introduction of Campbell’s Soup at Hand sippable soups. Sales from the Australian soup business increased double digits, primarily due to the performance of ready-to-serve soup and broth. In Europe, sales declined primarily due to currency. Excluding the impact of currency, sales in Europe grew slightly driven by the business in Belgium and higher sales of V8 vegetable juice.

In Other, sales increased 4% in 2007 versus 2006. Godiva Chocolatier sales increased primarily due to growth in Asia and North America. Away From Home sales increased primarily due to strong growth of frozen soups and beverages.
In Other, sales increased 8% in 2006 versus 2005. Godiva Chocolatier sales increased primarily due to same-store sales growth in all regions, new product introductions in the U.S., an increase in duty-free sales in Europe and new stores in Asia. Away From Home sales increased primarily due to sales growth in soup, including refrigerated soups, and beverages.
Gross Profit Gross profit, defined as Net sales less Cost of products sold, increased by $226 million in 2007 from 2006 and $177 million in 2006 from 2005. As a percent of sales, gross profit was 41.9% in 2007, 41.8% in 2006 and 40.9% in 2005. The percentage point increase in 2007 was due to productivity improvements (approximately 1.9 percentage points), higher selling prices (approximately 1.2 percentage points), and mix (approximately 0.3 percentage points), partially offset by a higher level of promotional spending (approximately 0.1 percentage points), costs associated with the relocation and start-up of a replacement refrigerated soup facility (approximately 0.1 percentage points), a benefit from a change in the method of accounting for inventory in 2006 (approximately 0.2 percentage points), and the impact of cost inflation and other factors (approximately 2.9 percentage points). The percentage point increase in 2006 was due to higher selling prices (approximately 2.0 percentage points), productivity improvements (approximately 1.8 percentage points), and a benefit from a change in the method of accounting for inventory (approximately 0.2 percentage points), partially offset by a higher level of promotional spending (approximately 0.1 percentage points), mix (approximately 0.2 percentage points) and cost inflation and other factors (approximately 2.8 percentage points).
Gross profit would have been $4 million lower in 2005 had all stock-based compensation been expensed.
Marketing and Selling Expenses Marketing and selling expenses as a percent of sales were 16.8% in 2007, 16.7% in 2006 and 16.3% in 2005. Marketing and selling expenses increased 8% in 2007 from 2006. The increase was primarily due to higher advertising and consumer promotion expense (approximately 5 percentage points), higher selling expenses (approximately 1 percentage point) and the impact of currency (approximately 1 percentage point). Marketing and selling expenses increased 6% in 2006. The increase was driven primarily by higher advertising (approximately 3 percentage points), higher selling expenses (approximately 2 percentage points) and increased stock-based compensation recognized under SFAS No. 123R (approximately 1 percentage point).
Marketing and selling expenses would have been $12 million higher in 2005 had all stock-based compensation been expensed.
Administrative Expenses Administrative expenses as a percent of sales were 7.7% in 2007, 7.9% in 2006 and 7.4% in 2005. Administrative expenses increased 4% in 2007 from 2006. The increase was due to higher incentive compensation costs (approximately 2 percentage points), costs associated with the ongoing implementation of the SAP enterprise-resource planning system in North America (approximately 1 percentage point), costs to establish businesses in Russia and China (approximately 1 percentage point), the impact of currency (approximately 1 percentage point) and higher general administrative expenses (approximately 2 percentage points), partially offset by the reversal of $20 million of legal reserves resulting from favorable results in litigation (approximately 3 percentage points). Administrative expenses increased 12% in 2006 from 2005. The increase was primarily due to higher stock-based compensation recognized under SFAS No. 123R (approximately 5 percentage points), higher compensation and benefit expenses (approximately 4 percentage points), and an increase in costs associated with the ongoing implementation of the SAP enterprise-resource planning system in North America (approximately 2 percentage points).
Administrative expenses would have been $25 million higher in 2005 had all stock-based compensation been expensed.
Research and Development Expenses Research and development expenses increased $8 million or 8% in 2007 from 2006 primarily due to expenses related to new product development (approximately 4 percentage points), higher incentive compensation costs (approximately 2 percentage points) and the impact of currency (approximately 1 percentage point). Research and development expenses increased $11 million or 12% in 2006 from 2005 primarily due to higher stock-based compensation recognized under SFAS No. 123R (approximately 4 percentage points), higher compensation and benefit expenses (approximately 4 percentage points) and expenses related to new product development (approximately 4 percentage points).
Research and development expenses would have been $4 million higher in 2005 had all stock-based compensation been expensed.
Other Expenses / (Income) Other income of $35 million in 2007 included a $23 million gain on the sale of an idle manufacturing facility, a $10 million gain on a settlement in lieu of condemnation of a refrigerated soup facility, and a $3 million gain on the sale of the company’s business in Papua New Guinea.

Other expense of $5 million in 2006 included the cost of acquiring the rights to the Pepperidge Farm Goldfish trademark in certain non-U.S. countries and a write-down of a trademark used in the Australian snack foods market.
Other income of $5 million in 2005 was primarily royalty income related to the company’s brands.
Operating Earnings Segment operating earnings increased 11% in 2007 from 2006. Segment operating earnings increased 5% in 2006 from 2005. Operating earnings would have been $45 million lower in 2005 had all stock-based compensation been expensed.
An analysis of operating earnings by reportable segment follows:

				% Change
				2007/	2006/
(millions)	2007	2006	2005	2006	2005

U.S. Soup, Sauces and Beverages	$862	$815	$747	6	9
Baking and Snacking	240	187	198	28	(6)
International Soup and Sauces	169	144	143	17	1
Other	124	110	110	13	—

	1,395	1,256	1,198	11	5
Unallocated corporate expenses	(102)	(105)	(66)

	$1,293	$1,151	$1,132

Earnings from U.S. Soup, Sauces and Beverages increased 6% in 2007 from 2006. The 2006 results included an $8 million benefit from the change in the method of accounting for inventories. The remaining increase in earnings was primarily due to the increase in sales and productivity improvements, partially offset by cost inflation and higher advertising expense.
Earnings from U.S. Soup, Sauces and Beverages increased 9% in 2006 from 2005. The 2006 results included an $8 million benefit from the change in the method of accounting for inventories. The 2005 earnings would have been $4 million lower had all stock-based compensation been expensed. The remaining increase in earnings was primarily due to higher selling prices and productivity gains, which were partially offset by cost inflation and higher advertising expense.
Earnings from Baking and Snacking increased 28% in 2007 from 2006. The 2007 results included a $23 million gain from the sale of an idle Pepperidge Farm manufacturing facility. The 2006 results included a $5 million benefit from the change in the method of accounting for inventories. The remaining increase was primarily due to higher earnings at Pepperidge Farm and the favorable impact of currency. Within Arnott’s, excluding the impact of currency, an earnings increase in the biscuit business was offset by a decline in the Australian snack foods business.
Earnings from Baking and Snacking decreased 6% in 2006 from 2005. The 2006 results included a $5 million benefit from the change in the method of accounting for inventories. The 2005 earnings would have been $8 million lower had all stock-based compensation been expensed. The earnings results were driven by declines in the Indonesian biscuit business and the Australian snack foods business, and the unfavorable impact of currency, partially offset by higher earnings at Pepperidge Farm.
Earnings from International Soup and Sauces increased 17% in 2007 from 2006. The increase in earnings was primarily due to earnings growth in the businesses in Europe and Canada and the favorable impact of currency, partially offset by costs to establish businesses in Russia and China.
Earnings from International Soup and Sauces increased 1% in 2006 from 2005. The 2005 earnings would have been $3 million lower had all stock-based compensation been expensed. The increase in earnings was primarily due to strong market performance in Canada, partially offset by expenses associated with improving the cost structure of the supply chain in Europe and realigning the organizational structure in Europe following the sale of the United Kingdom and Ireland businesses.
Earnings from Other increased 13% in 2007 from 2006 primarily due to improved operating earnings performance from the Away From Home business and a gain on settlement in lieu of condemnation of a refrigerated soup facility, partially offset by relocation and start-up costs associated with the replacement facility.
Earnings from Other were $110 million in both 2006 and 2005. Earnings in 2005 would have been $6 million lower had all stock-based awards been expensed. The increase was primarily due to earnings growth in Godiva Chocolatier.
Unallocated corporate expenses decreased $3 million from $105 million in 2006 to $102 million in 2007. The decrease was primarily due to the reversal of $20 million of legal reserves resulting from favorable results in litigation, mostly offset by higher incentive compensation expenses and higher expenses associated with the ongoing implementation of the SAP enterprise-resource planning system in North America.
Unallocated corporate expenses increased $39 million from $66 million in 2005 to $105 million in 2006. The 2005 expenses would have been $24 million higher had all stock-based compensation been expensed. The remaining increase was primarily due to costs associated with the ongoing implementation of the SAP enterprise-resource planning system in North America.

Interest Expense/Income Interest expense decreased 1% in 2007 from 2006. The current year included a $4 million reduction in interest associated with the APA settlement. In 2006, interest expense included a non-cash reduction of $21 million related to a favorable tax settlement of a U.S. tax contingency. The remaining net reduction in 2007 was primarily due to lower debt levels and lower interest expense associated with tax matters, partially offset by higher interest rates. Interest income increased to $19 million in 2007 from $15 million in 2006 due to higher levels of cash and cash equivalents.
Interest expense decreased 10% in 2006 from 2005, primarily due to the non-cash reduction of $21 million associated with the favorable settlement of a U.S. tax contingency and lower levels of debt, partially offset by higher interest rates. Interest income increased to $15 million in 2006 from $4 million in 2005 due to higher levels of cash and cash equivalents.
Taxes on Earnings The effective tax rate was 28.4% in 2007, 24.6% in 2006, and 32.4% in 2005. The increase in rate from 2006 to 2007 was primarily attributable to lower tax settlement amounts and higher taxes on foreign earnings in 2007. The current year included a benefit of $22 million resulting from the favorable settlement of the APA and an additional net benefit of $40 million following the finalization of the 2002-2004 U.S. federal tax audits. The prior year period included a benefit of $47 million resulting from the favorable resolution of a U.S. tax contingency and a benefit of $21 million related to the favorable resolution of the 1996-2001 U.S. federal tax audits. After factoring in these items, the increase in the 2007 effective rate is primarily due to higher taxes on foreign earnings.
The reduction in rate from 2005 to 2006 was attributable primarily to the favorable resolution of federal income tax audits, a $10 million increased deduction related to U.S. manufacturing activities under the AJCA, and higher levels of foreign tax credits of $14 million, partially offset by incremental tax expense associated with the repatriation of non-U.S. earnings under the AJCA of $13 million.
The effective tax rate is expected to increase to 32% to 33% in 2008.
Discontinued Operations The results of the company’s businesses in the United Kingdom and Ireland sold in August 2006 are classified as discontinued operations. Results of the businesses are summarized below:

(millions)	2007	2006	2005

Net sales	$16	$435	$476

Earnings from operations before income taxes	$—	$90	$78
Tax (expense) benefit on earnings from operations	7	(18)	(15)
Pre-tax gain on sale of discontinued operations	39	—	—
Deferred tax expense/after-tax costs associated with sale	—	(61)	—
Tax impact of gain on sale	(15)	—	—

Earnings from discontinued operations	$31	$11	$63

The 2007 results included a $24 million after-tax gain, or $.06 per share, on the sale. The 2007 results also included a $7 million tax benefit from the favorable resolution of tax audits in the United Kingdom.
The 2006 results included $56 million of deferred tax expense, which was recognized in accordance with Emerging Issues Task Force Issue No. 93-17 “Recognition of Deferred Tax Assets for a Parent Company’s Excess Tax Basis in the Stock of a Subsidiary That is Accounted for as a Discontinued Operation.” Results also included $7 million pre tax ($5 million after tax) of costs associated with the sale of the businesses. The remaining increase in earnings in 2006 from 2005 was primarily due to lower marketing and administrative expenses, partially offset by a decline in sales, the unfavorable impact of currency, and a higher tax rate.
The company used $620 million of the net proceeds from the sale to purchase company stock. The remaining net proceeds were used to settle foreign currency hedging contracts associated with intercompany financing transactions of the business, to pay taxes and expenses associated with the sale, and to repay debt.
Liquidity and Capital Resources
The company expects that foreseeable liquidity and capital resource requirements, including cash outflows to repurchase shares and pay dividends, will be met through cash and cash equivalents, anticipated cash flows from operations, long-term borrowings under its shelf registration and short-term borrowings, including commercial paper. Over the last three years, operating cash flows totaled approximately $2.9 billion. This cash generating capability provides the company with substantial financial flexibility in meeting its operating and investing needs. The company believes that its sources of financing are adequate to meet its future liquidity and capital resource requirements. The cost and terms of any future financing arrangements depend on the market conditions and the company’s financial position at that time.
Net cash flows from operating activities provided $674 million in 2007, compared to $1,226 million in 2006. The reduction was due primarily to an increase in working capital in 2007 as compared to a decline in 2006 and payments of $186 million to settle hedging transactions, primarily related to foreign currency. Net cash flows from operating activities provided $1,226 million in 2006, compared to $990 million in 2005. The increase was due primarily to a reduction in working capital and an increase in earnings.
Capital expenditures were $334 million in 2007, $309 million in 2006 and $332 million in 2005. Capital expenditures are expected to be approximately $400 million in 2008. Capital expenditures in 2007 and 2006 included investments to increase the manufacturing capacity for refrigerated soups in a new facility, implement the SAP enterprise-resource planning system in North America, and implement certain productivity and quality projects in manufacturing facilities. Capital expenditures in 2005 included investments to increase manufacturing capacity for microwavable products, implement the SAP enterprise-resource planning system in North America, increase manufacturing capacity for refrigerated soups, and implement a new sales and distribution system in Australia.
Net cash provided by investing activities in 2007 includes $906 million of proceeds from the sale of the businesses in the United Kingdom, Ireland and Papua New Guinea, net of cash divested.
There were no new long-term borrowings in 2007 and 2005. Long-term borrowings in 2006 included the issuance of $202 million of five-year variable-rate debt in Australia due July 2011. The proceeds were used to repatriate earnings pursuant to the AJCA. While planning for the issuance of the debt, the company entered into interest rate swap agreements to effectively fix the interest rate on $149 million of the debt prior to its issuance.
Dividend payments were $308 million in 2007, $292 million in 2006 and $275 million in 2005. Annual dividends declared in 2007 were $.80 per share, $.72 per share in 2006 and $.68 per share in 2005. The 2007 fourth quarter rate was $.20 per share.
Excluding shares owned and tendered by employees to satisfy tax withholding requirements on vesting of restricted shares, the company repurchased 30 million shares at a cost of $1,140 million during 2007.
Of the 2007 repurchases, approximately 21 million shares at a cost of $820 million were made pursuant to the company’s two publicly announced share repurchase programs. The remaining shares were repurchased to offset the impact of dilution from shares issued under the company’s stock compensation plans. Under the first share repurchase program, which was announced on November 21, 2005, the company’s Board of Directors authorized the purchase of up to $600 million of company stock through fiscal 2008. Under the second share repurchase program, which was announced on August 15, 2006, the company’s Board of Directors authorized using up to $620 million of the net proceeds from the sale of United Kingdom and Ireland businesses to purchase company stock. The August 2006 program terminated at the end of fiscal 2007. Pursuant to the publicly announced programs, the company entered into two accelerated share repurchase agreements on September 28, 2006, with a financial institution to repurchase approximately $600 million of stock. These agreements were settled in July 2007. See Note 11 to the Consolidated Financial Statements and “Off-Balance Sheet Arrangements” for additional information on these agreements.
Excluding shares owned and tendered by employees to satisfy tax withholding requirements on vesting of restricted shares, the company repurchased 15 million shares at a cost of $506 million during 2006 and 4 million shares at a cost of $110 million during 2005. Of the 2006 repurchases, 6 million shares at a cost of $200 million were under the Board of Directors authorization announced on November 21, 2005. See “Market for Registrant’s Capital Stock, Related Shareowner Matters and Issuer Purchases of Equity Securities” for more information.
At July 29, 2007, the company had $595 million of notes payable due within one year and $33 million of standby letters of credit issued on behalf of the company. The company maintained a $1.5 billion committed revolving credit facility, which was unused at July 29, 2007, except for $1 million of standby letters of credit. Another $32 million of standby letters of credit was issued under a separate facility. In September 2006, the company entered into the $1.5 billion, 5-year revolving credit facility that will mature in September 2011. This agreement supports the company’s commercial paper programs.
As of July 29, 2007, the company had $300 million available for issuance under a $1 billion shelf registration statement filed with the Securities and Exchange Commission in June 2002. Under the registration statement, the company may issue debt securities, depending on market conditions.
The company is in compliance with the covenants contained in its revolving credit facilities and debt securities.

Contractual Obligations and Other Commitments
Contractual Obligations The following table summarizes the company’s obligations and commitments to make future payments under certain contractual obligations. For additional information on debt, see Note 9 to the Consolidated Financial Statements. Operating leases are primarily entered into for warehouse and office facilities, retail store space, and certain equipment. Purchase commitments represent purchase orders and long-term purchase arrangements related to the procurement of ingredients, supplies, machinery, equipment and services. These commitments are not expected to have a material impact on liquidity. Other long-term liabilities primarily represent payments related to deferred compensation obligations. For additional information on other long-term liabilities, see Note 13 to the Consolidated Financial Statements.

	Contractual Payments Due by Fiscal Year
			2009-	2011-
(millions)	Total	2008	2010	2012	Thereafter

Debt obligations[1]	$2,669	$595	$307	$869	$898
Interest payments[2]	707	127	237	152	191
Purchase commitments	1,370	966	321	66	17
Operating leases	423	82	130	104	107
Derivative payments[3]	62	10	30	3	19
Other long-term liabilities[4]	155	21	28	24	82

Total long-term cash obligations	$5,386	$1,801	$1,053	$1,218	$1,314

1	Includes capital lease obligations totaling $13 million, unamortized net premium on debt issuances, unamortized gain on a terminated interest rate swap and a loss on fair-value interest rate swaps. For additional information on debt obligations, see Note 9 to the Consolidated Financial Statements.

2	Interest payments for notes payable, long-term debt and derivative instruments are calculated as follows. For notes payable, interest is based on par values and rates of contractually obligated issuances at fiscal year end. For fixed-rate long-term debt, interest is based on principal amounts and fixed coupon rates at fiscal year end. For variable-rate long-term debt, interest is based on principal amounts and rates estimated over the life of the instrument using forward interest rates and applicable spreads. Interest on fixed-rate derivative instruments is based on notional amounts and fixed interest rates contractually obligated at fiscal year end. Interest on variable-rate derivative instruments is based on notional amounts contractually obligated at fiscal year end and rates estimated over the instrument’s life using forward interest rates plus applicable spreads.

3	Represents payments of cross-currency swaps and forward exchange contracts.

4	Represents other long-term liabilities, excluding deferred taxes and minority interest. This table does not include postretirement benefits, payments related to pension plans or unvested stock-based compensation. The company made a $35 million voluntary contribution to a U.S. pension plan subsequent to July 29, 2007. For additional information on pension and postretirement benefits, see Note 7 to the Consolidated Financial Statements.
Off-Balance Sheet Arrangements and Other Commitments The company guarantees approximately 1,700 bank loans to Pepperidge Farm independent sales distributors by third party financial institutions used to purchase distribution routes. The maximum potential amount of the future payments the company could be required to make under the guarantees is $136 million. The company’s guarantees are indirectly secured by the distribution routes. The company does not believe that it is probable that it will be required to make guarantee payments as a result of defaults on the bank loans guaranteed. See also Note 12 to the Consolidated Financial Statements for information on off-balance sheet arrangements.
On September 28, 2006, the company entered into two accelerated share repurchase agreements (Agreements) with Lehman Brothers Financial S.A. (Lehman), an affiliate of Lehman Brothers Inc., to repurchase approximately $600 million of common stock. Under the first Agreement, the company purchased approximately 8.3 million shares of its common stock from Lehman for $300 million, or $35.95 per share, subject to a purchase price adjustment payable upon settlement of the Agreement. Lehman was expected to purchase an equivalent number of shares during the term of the Agreement. On July 5, 2007, upon conclusion of the Agreement, the company made a settlement payment of $22 million to Lehman, which was recorded as a reduction of Additional paid-in capital, based upon the difference between the volume weighted-average price of the company’s common stock during the Agreement’s term of $38.90 and the purchase price of $35.95.
Under the second Agreement, the company purchased approximately $300 million of its common stock from Lehman. Under this Agreement, Lehman made an initial delivery of 6.3 million shares on September 29, 2006 at $35.95 per share and a second delivery of 1.3 million shares on October 25, 2006 at $36.72 per share. Under the Agreement, the number of additional shares (if any) to be delivered to the company at settlement would be based on the volume weighted-average price of company stock during the term of the Agreement, subject to a minimum and maximum price for the purchased shares. The volume weighted-average price during the term of the Agreement was $38.90. On July 5, 2007, upon conclusion of the Agreement, Lehman delivered approximately 200,000 shares to the company as a final settlement. For additional information on the Agreements, see Note 11 to the Consolidated Financial Statements and “Market for Registrant’s Capital Stock, Related Shareowner Matters and Issuer Purchases of Equity Securities.”
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

Market Risk Sensitivity
The principal market risks to which the company is exposed are changes in commodity prices, interest rates and foreign currency exchange rates. In addition, the company is exposed to equity price changes related to certain deferred compensation obligations. The company manages its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain its variable-to-total debt ratio within targeted guidelines. International operations, which accounted for approximately 30% of 2007 net sales, are concentrated principally in Australia, Canada, France and Germany. The company manages its foreign currency exposures by borrowing in various foreign currencies and utilizing cross-currency swaps and forward contracts. Swaps and forward contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The company does not enter into contracts for speculative purposes and does not use leveraged instruments.
The company principally uses a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. The company may also enter into commodity futures contracts, as considered appropriate, to reduce the volatility of price fluctuations for commodities such as corn, cocoa, soybean meal, soybean oil, wheat, dairy and natural gas. At July 29, 2007 and July 30, 2006, the notional values and unrealized gains or losses on commodity futures contracts held by the company were not material.
The information below summarizes the company’s market risks associated with debt obligations and other significant financial instruments as of July 29, 2007. Fair values included herein have been determined based on quoted market prices. The information presented below should be read in conjunction with Notes 9 and 10 to the Consolidated Financial Statements.
The table below presents principal cash flows and related interest rates by fiscal year of maturity for debt obligations. Interest rates disclosed on variable-rate debt maturing in 2008 represent the weighted-average rates at the period end. Interest rates disclosed on variable-rate debt maturing in 2011 represent the weighted-average forward rates for the term. Notional amounts and related interest rates of interest rate swaps are presented by fiscal year of maturity. For the swaps, variable rates are the weighted-average forward rates for the term of each contract.

Expected Fiscal Year of Maturity

(millions)	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

Debt
Fixed Rate	$5	$304	$3	$702	$1	$898	$1,913	$1,986
Weighted-average interest rate	4.26%	5.88%	5.23%	6.75%	5.71%	5.83%	6.17%

Variable rate	$590 [1]			$166 [2]			$756	$756
Weighted-average interest rate	6.18%			7.18%			6.40%

Interest Rate Swaps
Fixed to variable		$175 [3]				$500 [4]	$675	$(19)
Average pay rate		6.82%				5.59%	5.88%
Average receive rate		5.88%				4.95%	5.17%

Variable to fixed	$55 [5]	$30 [5]					$85	$—
Average pay rate	6.67%	6.83%					6.73%
Average receive rate	7.10%	7.24%					7.15%

1	Represents $458 million equivalent of AUD borrowing, $89 million of USD borrowing and $43 million equivalent of borrowings in other currencies.

2	Represents $166 million equivalent of AUD borrowing.

3	Hedges $175 million of 5.875% notes due in 2009.

4	Hedges $300 million of 5.00% notes and $200 million of 4.875% notes due in 2013 and 2014, respectively.

5	Hedges a portion of $166 million equivalent of AUD borrowing.

As of July 30, 2006, fixed-rate debt of approximately $2.5 billion with an average interest rate of 6.18% and variable-rate debt of approximately $693 million with an average interest rate of 6.18% were outstanding. As of July 30, 2006, the company had swapped $875 million of fixed-rate debt to variable. The average rate to be received on these swaps was 5.39% and the average rate paid was estimated to be 6.27% over the remaining life of the swaps. As of July 30, 2006, the company had also swapped $154 million of variable-rate debt to fixed. The average rate estimated to be received on these swaps was 6.74% and the average rate to be paid was 6.73%.
The company is exposed to foreign exchange risk related to its international operations, including non-functional currency intercompany debt and net investments in subsidiaries.
The table below summarizes the cross-currency swaps outstanding as of July 29, 2007, which hedge such exposures. The notional amount of each currency and the related weighted-average forward interest rate are presented in the Cross-Currency Swaps table.
Cross-Currency Swaps

		Interest	Notional	Fair
(millions)	Expiration	Rate	Value	Value

Pay variable SEK	2008	4.01%	$9	$(1)
Receive variable USD		5.89%

Pay fixed EUR	2008	2.92%	$69	$(3)
Receive fixed USD		4.47%

Pay fixed CAD	2009	5.13%	$60	$(20)
Receive fixed USD		4.22%

Pay variable EUR	2009	4.56%	$69	$(2)
Receive variable USD		5.05%

Pay variable CAD	2009	6.46%	$38	$(2)
Receive variable USD		6.52%

Pay fixed SEK	2010	4.53%	$32	$(4)
Receive fixed USD		4.29%

Pay variable EUR	2010	4.73%	$102	$(3)
Receive variable USD		5.21%

Pay fixed EUR	2012	4.33%	$102	$(3)
Receive fixed USD		5.11%

Pay fixed CAD	2014	6.24%	$60	$(24)
Receive fixed USD		5.66%

Total			$541	$(62)

The cross-currency swap contracts outstanding at July 30, 2006 represented one pay fixed SEK/receive fixed USD swap with a notional value of $32 million, one pay variable SEK/receive variable USD swap with a notional value of $16 million, two pay fixed CAD/receive fixed USD swaps with notional values totaling $120 million, one pay variable CAD/receive variable USD swap with a notional value of $31 million, two pay fixed EUR/receive fixed USD swaps with notional values totaling $269 million and two pay variable EUR/receive variable USD swaps with notional values totaling $80 million. The aggregate notional value of these swap contracts was $548 million as of July 30, 2006, and the aggregate fair value of these swap contracts was a loss of $144 million as of July 30, 2006.
The following contracts were outstanding at July 30, 2006 related to intercompany financing of the divested United Kingdom and Ireland businesses: one pay variable GBP/receive variable USD swap with a notional value of $138 million and three pay fixed GBP/receive fixed USD swaps with notional values totaling $270 million. The aggregate fair value of these swap contracts was a loss of $73 million as of July 30, 2006. These instruments were settled in August 2006 in connection with the sale of the businesses.
The company is also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries, including subsidiary debt. The company utilizes foreign exchange forward purchase and sale contracts to hedge these exposures. The table below summarizes the foreign exchange forward contracts outstanding and the related weighted-average contract exchange rates as of July 29, 2007.
Forward Exchange Contracts

	Contract	Average Contractual
(millions)	Amount	Exchange Rate

Receive USD/Pay CAD	$49	1.12

Receive CAD/Pay USD	$44	0.90

Receive AUD/Pay NZD	$30	1.15

Receive USD/Pay EUR	$25	0.73

Receive USD/Pay AUD	$25	1.23

Receive EUR/Pay JPY	$9	148.31

Receive GBP/Pay AUD	$8	2.48

Receive EUR/Pay GBP	$7	0.69

Receive EUR/Pay USD	$6	1.33

Receive AUD/Pay USD	$4	0.84

Receive JPY/Pay USD	$4	0.01

The company had an additional $17 million in a number of smaller contracts to purchase or sell various other currencies, such as the Australian dollar, euro, British pound, Japanese yen, and Swedish krona, as of July 29, 2007. The aggregate fair value of all contracts was a loss of $4 million as of July 29, 2007. The total forward exchange contracts outstanding, excluding contracts related to the United Kingdom and Ireland businesses, as of July 30, 2006 were $110 million with a fair value of a gain of $2 million.
The forward exchange contracts related to the United Kingdom and Ireland businesses outstanding as of July 30, 2006, which were settled in August 2006 in connection with the sale, were $413 million and had an aggregate fair value of a loss of $5 million as of July 30, 2006.
The company had swap contracts outstanding as of July 29, 2007, which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of the Standard & Poor’s 500 Index, the total return of the company’s capital stock and the total return of the Puritan Fund. Under these contracts, the company pays variable interest rates and receives from the counterparty either the Standard & Poor’s 500 Index total return, the Puritan Fund total return, or the total return on company capital stock. The notional value of the contract that is linked to the return on the Standard & Poor’s 500 Index was $22 million at July 29, 2007 and $18 million at July 30, 2006. The average forward interest rate applicable to the contract, which expires in 2008, was 5.30% at July 29, 2007. The notional value of the contract that is linked to the return on the Puritan Fund was $13 million at July 29, 2007 and $10 million at July 30, 2006. The average forward interest rate applicable to the contract, which expires in 2008, was 5.54% at July 29, 2007. The notional value of the contract that is linked to the total return on company capital stock was $29 million at July 29, 2007 and $27 million at July 30, 2006. The average forward interest rate applicable to this contract, which expires in 2008, was 5.50% at July 29, 2007. The fair value of these contracts was a $2 million loss at July 29, 2007 and a $2 million gain at July 30, 2006.
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
Pension and postretirement benefits The company provides certain pension and postretirement benefits to employees and retirees. Determining the cost associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, turnover rates and health care trend rates. Independent actuaries, in accordance with accounting principles generally accepted in the United States, perform the required calculations to determine expense. Actual results that differ from the actuarial assumptions are generally accumulated and amortized over future periods.
The discount rate is established as of the company’s fiscal year-end measurement date. In establishing the discount rate, the company reviews published market indices of high-quality debt securities, adjusted as appropriate for duration. In addition, independent actuaries apply high-quality bond yield curves to the expected benefit payments of the plans. The expected return on plan assets is a long-term assumption based upon historical experience and expected future performance, considering the company’s current and projected investment mix. This estimate is based on an estimate of future inflation, long-term projected real returns for each asset class, and a premium for active management. Within any given fiscal period, significant differences may arise between the actual return and the expected return on plan assets. The value of plan assets, used in the calculation of pension expense, is determined on a calculated method that recognizes 20% of the difference between the actual fair value of assets and the expected calculated method. Gains and losses resulting from differences between actual experience and the assumptions are determined at each measurement date. If the net gain or loss exceeds 10% of the greater of plan assets or liabilities, a portion is amortized into earnings in the following year.

Net periodic pension and postretirement expense was $57 million in 2007, $77 million in 2006, and $67 million in 2005. Significant weighted-average assumptions as of the end of the year are as follows:

Pension	2007	2006	2005

Discount rate for benefit obligations	6.40%	6.05%	5.44%
Expected return on plan assets	8.81%	8.71%	8.76%

Postretirement

Discount rate for obligations	6.50%	6.25%	5.50%
Initial health care trend rate	9.00%	9.00%	9.00%
Ultimate health care trend rate	4.50%	4.50%	4.50%

Estimated sensitivities to annual net periodic pension cost are as follows: a 50 basis point reduction in the discount rate would increase expense by approximately $11 million; a 50 basis point reduction in the estimated return on assets assumption would increase expense by approximately $9 million. A one percentage point increase in assumed health care costs would increase postretirement service and interest cost by approximately $1 million.
Although there were no mandatory funding requirements to the U.S. plans in 2007, 2006 and 2005, the company made a $22 million contribution in 2007 and a $35 million contribution in 2006 and 2005 to a U.S. plan based on expected future funding requirements. Contributions to international plans were $10 million in 2007, $17 million in 2006 and $26 million in 2005. Subsequent to July 29, 2007, the company made a $35 million voluntary contribution to a U.S. plan in anticipation of future funding requirements. Contributions to non-U.S. plans are expected to be approximately $9 million in 2008.
As of July 29, 2007, the company adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize the funded status of defined benefit postretirement plans as an asset or liability on the balance sheet and requires any unrecognized prior service cost and actuarial gains/losses to be recognized in other comprehensive income.
See also Note 7 to the Consolidated Financial Statements for additional information on pension and postretirement expenses.
Income taxes The effective tax rate reflects statutory tax rates, tax planning opportunities available in the various jurisdictions in which the company operates and management’s estimate of the ultimate outcome of various tax audits and issues. Significant judgment is required in determining the effective tax rate and in evaluating tax positions. Tax reserves are established when, despite the company’s belief that tax return positions are fully supportable, certain positions are subject to challenge and the company may not successfully defend its position. These reserves, as well as the related interest, are adjusted in light of changing facts and circumstances, such as the progress of a tax audit. While it is difficult to predict the final outcome or timing of resolution of any particular tax matter, the company believes that the reserves reflect the probable outcome of known tax contingencies. Income taxes are recorded based on amounts refundable or payable in the current year and include the effect of deferred taxes. Deferred tax assets and liabilities are recognized for the future impact of differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. Valuation allowances are established for deferred tax assets when it is more likely than not that a tax benefit will not be realized. See also the section entitled Recently Issued Accounting Pronouncements and Notes 2 and 8 to the Consolidated Financial Statements for further discussion on income taxes, including the impact of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”
Recently Issued Accounting Pronouncements
In June 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the criteria that must be met for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. This Interpretation also addresses derecognition, recognition of related penalties and interest, classification of liabilities and disclosures of unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company will adopt FIN 48 as of July 30, 2007 and will record the cumulative effect of adopting FIN 48 as a charge to fiscal 2008 opening retained earnings and accrued taxes. Interest recognized in accordance with FIN 48 may be classified in the financial statements as either income taxes or interest expense. Historically the company recorded interest on tax matters in interest expense and accrued interest. The company will record interest and penalties related to uncertain tax positions in income tax expense and accrued income taxes upon adoption of FIN 48. The adoption of FIN 48 will not have a significant impact on the company’s consolidated financial position, results of operations or effective tax rate. Upon adoption, a cumulative effect adjustment of $6 million will be charged to retained earnings to increase reserves for uncertain tax positions.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a definition of fair value, provides a framework for measuring fair value, and expands the disclosure requirements about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. The company is currently evaluating the impact of SFAS No. 157.
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

•	the risks in the marketplace associated with trade and consumer acceptance of product improvements, shelving initiatives and new product introductions;
•	the company’s ability to achieve sales and earnings forecasts, which are based on assumptions about sales volume and product mix, and the impact of marketing and pricing actions;

•	the company’s ability to realize projected cost savings and benefits, including those contemplated by restructuring programs and other cost-savings initiatives;

•	the company’s ability to successfully manage changes to its business processes, including selling, distribution, product capacity, information management systems and the integration of acquisitions;

•	the increased significance of certain of the company’s key trade customers;

•	the impact of fluctuations in the supply and inflation in energy, raw and packaging materials cost;

•	the risks associated with portfolio changes and completion of acquisitions and divestitures;

•	the uncertainties of litigation described from time to time in the company’s Securities and Exchange Commission filings;

•	the impact of changes in currency exchange rates, tax rates, interest rates, equity markets, inflation rates, economic conditions and other external factors; and

•	the impact of unforeseen business disruptions in one or more of the company’s markets due to political instability, civil disobedience, armed hostilities, natural disasters or other calamities.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Statements of Earnings
(millions, except per share amounts)

	2007	2006	2005

Net Sales	$7,867	$7,343	$7,072

Costs and expenses
Cost of products sold	4,571	4,273	4,179
Marketing and selling expenses	1,322	1,227	1,153
Administrative expenses	604	583	520
Research and development expenses	112	104	93
Other expenses / (income) (Note 13)	(35)	5	(5)

Total costs and expenses	6,574	6,192	5,940

Earnings Before Interest and Taxes	1,293	1,151	1,132
Interest expense (Note 13)	163	165	184
Interest income	19	15	4

Earnings before taxes	1,149	1,001	952
Taxes on earnings (Note 8)	326	246	308

Earnings from continuing operations	823	755	644
Earnings from discontinued operations	31	11	63

Net Earnings	$854	$766	$707

Per Share — Basic
Earnings from continuing operations	$2.13	$1.86	$1.57
Earnings from discontinued operations	.08	.03	.15

Net Earnings	$2.21	$1.88	$1.73

Weighted average shares outstanding — basic	386	407	409

Per Share — Assuming Dilution
Earnings from continuing operations	$2.08	$1.82	$1.56
Earnings from discontinued operations	.08	.03	.15

Net Earnings	$2.16	$1.85	$1.71

Weighted average shares outstanding — assuming dilution	396	414	413

See accompanying Notes to Consolidated Financial Statements.
The sum of the individual per share amounts does not equal net earnings per share due to rounding.

Consolidated Balance Sheets
(millions, except per share amounts)

	July 29, 2007	July 30, 2006

Current Assets
Cash and cash equivalents	$71	$657
Accounts receivable (Note 13)	581	494
Inventories (Note 13)	775	728
Other current assets (Note 13)	151	133
Current assets of discontinued operations held for sale	—	100

Total current assets	1,578	2,112

Plant Assets, Net of Depreciation (Note 13)	2,042	1,954
Goodwill (Note 5)	1,872	1,765
Other Intangible Assets, Net of Amortization (Note 5)	615	596
Other Assets (Note 13)	338	480
Non-current assets of discontinued operations held for sale	—	838

Total assets	$6,445	$7,745

Current Liabilities
Notes payable (Note 9)	$595	$1,097
Payable to suppliers and others	694	691
Accrued liabilities (Note 13)	622	820
Dividend payable	77	74
Accrued income taxes	42	121
Current liabilities of discontinued operations held for sale	—	78

Total current liabilities	2,030	2,881

Long-term Debt (Note 9)	2,074	2,116
Other Liabilities (Note 13)	1,046	955
Non-current liabilities of discontinued operations held for sale	—	25

Total liabilities	5,150	5,977

Shareowners’ Equity (Note 11)
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20
Additional paid-in capital	331	352
Earnings retained in the business	7,082	6,539
Capital stock in treasury, 163 shares in 2007 and 140 shares in 2006, at cost	(6,015)	(5,147)
Accumulated other comprehensive income (loss)	(123)	4

Total shareowners’ equity	1,295	1,768

Total liabilities and shareowners’ equity	$6,445	$7,745

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(millions)

	2007	2006	2005

Cash Flows from Operating Activities:
Net earnings	$854	$766	$707
Adjustments to reconcile net earnings to operating cash flow
Change in accounting method (Note 13)	—	(8)	—
Stock-based compensation	83	85	28
Resolution of tax matters (Note 8)	(25)	(60)	—
Reversal of legal reserves	(20)	—	—
Depreciation and amortization	283	289	279
Deferred taxes	10	29	47
Gain on sale of businesses (Note 3)	(42)	—	—
Gain on sale of facility	(23)	—	—
Other, net (Note 13)	61	82	81
Changes in working capital
Accounts receivable	(68)	(18)	(10)
Inventories	(29)	(2)	21
Prepaid assets	(3)	—	(17)
Accounts payable and accrued liabilities	(128)	168	(26)
Pension fund contributions	(32)	(52)	(61)
Payments for hedging activities	(186)	(9)	(19)
Other (Note 13)	(61)	(44)	(40)

Net Cash Provided by Operating Activities	674	1,226	990

Cash Flows from Investing Activities:
Purchases of plant assets	(334)	(309)	(332)
Sales of plant assets	23	2	11
Sales of businesses, net of cash divested (Note 3)	906	—	—
Other, net	8	13	7

Net Cash Provided by (Used in) Investing Activities	603	(294)	(314)

Cash Flows from Financing Activities:
Long-term borrowings (repayments)	(62)	202	—
Repayments of notes payable	(600)	—	—
Net short-term borrowings (repayments)	57	31	(354)
Dividends paid	(308)	(292)	(275)
Treasury stock purchases	(1,140)	(506)	(110)
Treasury stock issuances	165	236	71
Excess tax benefits on stock-based compensation	25	11	—

Net Cash Used in Financing Activities	(1,863)	(318)	(668)

Effect of Exchange Rate Changes on Cash	—	3	—

Net Change in Cash and Cash Equivalents	(586)	617	8
Cash and Cash Equivalents — Beginning of Period	657	40	32

Cash and Cash Equivalents — End of Period	$71	$657	$40

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareowners’ Equity
(millions, except per share amounts)

							Accumulated
	Capital Stock				Additional	Earnings	Other	Total
	Issued		In Treasury		Paid-in	Retained in	Comprehensive	Shareowners’
	Shares	Amount	Shares	Amount	Capital	the Business	Income (Loss)	Equity

Balance at August 1, 2004	542	$20	(134)	$(4,848)	$264	$5,642	$(204)	$874

Comprehensive income (loss)
Net earnings						707		707
Foreign currency translation adjustments							42	42
Cash-flow hedges, net of tax							(19)	(19)
Minimum pension liability, net of tax							(42)	(42)

Other comprehensive loss							(19)	(19)

Total Comprehensive income								688

Dividends ($.68 per share)						(280)		(280)
Treasury stock purchased			(4)	(110)				(110)
Treasury stock issued under management incentive and stock option plans			4	126	(28)			98

Balance at July 31, 2005	542	20	(134)	(4,832)	236	6,069	(223)	1,270

Comprehensive income (loss)
Net earnings						766		766
Foreign currency translation adjustments							51	51
Cash-flow hedges, net of tax							5	5
Minimum pension liability, net of tax							171	171

Other comprehensive income							227	227

Total Comprehensive income								993

Dividends ($.72 per share)						(296)		(296)
Treasury stock purchased			(15)	(506)				(506)
Treasury stock issued under management incentive and stock option plans			9	191	116			307

Balance at July 30, 2006	542	20	(140)	(5,147)	352	6,539	4	1,768

Comprehensive income (loss)
Net earnings						854		854
Foreign currency translation adjustments, net of tax							43	43
Cash-flow hedges, net of tax							9	9
Minimum pension liability, net of tax							51	51

Other comprehensive income							103	103

Total Comprehensive income								957

Impact of adoption of SFAS No. 158, net of tax (Note 7)							(230)	(230)
Dividends ($.80 per share)						(311)		(311)
Treasury stock purchased			(30)	(1,098)	(42)			(1,140)
Treasury stock issued under management incentive and stock option plans			7	230	21			251

Balance at July 29, 2007	542	$20	(163)	$(6,015)	$331	$7,082	$(123)	$1,295

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts)

NOTE 1.
Summary of Significant Accounting Policies

Basis of Presentation The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. Intercompany transactions are eliminated in consolidation. Certain amounts in prior year financial statements were reclassified to conform to the current-year presentation. The company’s fiscal year ends on the Sunday nearest July 31. There were 52 weeks in 2007, 2006, and 2005. There will be 53 weeks in 2008.
On August 15, 2006, the company completed the sale of its United Kingdom and Ireland businesses to Premier Foods Investments Limited, HL Foods Limited and Premier Foods pic for £460, or approximately $870, pursuant to a Sale and Purchase Agreement dated July 12, 2006. The company has reflected the results of these businesses as discontinued operations in the consolidated statements of earnings for all years presented. The assets and liabilities of these businesses were reflected as assets and liabilities of discontinued operations held for sale in the consolidated balance sheet as of July 30, 2006. See Note 3 for additional information on the sale.
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
Inventories In 2006 and 2007, all inventories are valued at the lower of average cost or market. Prior to 2006, substantially all U.S. inventories were valued based on the last in, first out (LIFO) method. See also Note 13.
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
In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 47 “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.” This Interpretation clarifies that a conditional retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability should be recognized when incurred, generally upon acquisition, construction or development of the asset. The company adopted FIN 47 in 2006. The adoption did not have a material impact on the financial statements.
Goodwill and Intangible Assets Goodwill and indefinite-lived intangible assets are not amortized but rather are tested at least annually for impairment in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Intangible assets with finite lives are amortized over the estimated useful life and reviewed for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets.” Goodwill impairment testing first requires a comparison of the fair value of each reporting unit to the carrying value. If the carrying value exceeds fair value, goodwill is considered impaired. The amount of impairment is the difference between the carrying value of goodwill and the “implied” fair value, which is calculated as if the reporting unit had just been acquired and accounted for as a business combination. Impairment testing for indefinite-lived intangible assets requires a comparison between the fair value and carrying value of the asset. If carrying value exceeds the fair value, the asset is reduced to fair value. Fair values are primarily determined using discounted cash flow analyses. See Note 5 for information on goodwill and other intangible assets.
Derivative Financial Instruments The company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates, foreign currency exchange rates, commodities and equity-linked employee benefit obligations. All derivatives are recognized on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings in the current period. See Note 10 for additional information.
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
Prior to August 1, 2005, the company accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, no compensation expense had been recognized for stock options since all options granted had an exercise price equal to the market value of the underlying stock on the grant date. SFAS No. 123R was adopted using the modified prospective transition method. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption. Prior periods have not been restated. See also Note 11. Total pre-tax stock-based compensation recognized in the Statements of Earnings was $83, $85 and $26 for 2007, 2006 and 2005, respectively. Tax related benefits of $31 were also recognized for 2007 and 2006 and $10 for 2005. Amounts recorded in 2005 primarily represent expenses related to restricted stock awards since no expense was recognized for stock options. Stock-based compensation associated with discontinued operations was not material.
SFAS No. 123R requires disclosure of pro forma information for periods prior to the adoption. The pro forma disclosures are based on the fair value of awards at the grant date, amortized to expense over the service period. The following table illustrates the effect on net earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation.

2005

Net earnings, as reported	$707
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects[1]	16

Deduct: Total stock-based employee compensation expenses determined under fair value based method for all awards, net of related tax effects	(45)

Pro forma net earnings	$678

Earnings per share:

Basic — as reported	$1.73

Basic — pro forma	$1.66

Diluted— as reported	$1.71

Diluted — pro forma	$1.64

1	Represents restricted stock expense.
The pro forma expense impact on Earnings from continuing operations in 2005 was $28, or $.07 per share.
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

NOTE 2.
Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the criteria that must be met for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. This Interpretation also addresses derecognition, recognition of related penalties and interest, classification of liabilities and disclosures of unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company will adopt FIN 48 as of July 30, 2007 and will record the cumulative effect of adopting FIN 48 as a charge to fiscal 2008 opening retained earnings and accrued taxes. Interest recognized in accordance with FIN 48 may be classified in the financial statements as either income taxes or interest expense. Historically the company recorded interest on tax matters in interest expense and accrued interest. The company will record interest and penalties related to uncertain tax positions in income tax expense and accrued income taxes upon adoption of FIN 48. The adoption of FIN 48 will not have a significant impact on the company’s consolidated financial position, results of operations or effective tax rate. Upon adoption, a cumulative effect adjustment of $6 will be charged to retained earnings to increase reserves for uncertain tax positions.
In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize the funded status of defined benefit postretirement plans as an asset or liability on the balance sheet and requires any unrecognized prior service cost and actuarial gains/losses to be recognized in other comprehensive income. In addition, SFAS No. 158 requires that changes in the funded status of a defined benefit postretirement plan be recognized in comprehensive income in the year in which the changes occur. The requirement to recognize the funded status of a defined benefit postretirement plan and other disclosure requirements of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The company adopted SFAS No. 158 as of the end of fiscal 2007. The adoption does not impact the consolidated results of operations or cash flows of the company. See also Note 7 for additional information.
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a definition of fair value, provides a framework for measuring fair value, and expands the disclosure requirements about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. The company is currently evaluating the impact of SFAS No. 157.
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
NOTE 3.
Divestitures

Discontinued Operations
On August 15, 2006, the company completed the sale of its businesses in the United Kingdom and Ireland for £460, or approximately $870, pursuant to a Sale and Purchase Agreement dated July 12, 2006. The United Kingdom and Ireland businesses included Homepride sauces, OXO stock cubes, Batchelors soups and McDonnells and Erin soups. The Sale and Purchase Agreement provides for working capital and other post-closing adjustments. Additional proceeds of $19 were received from the finalization of the post-closing adjustment. The company has reflected the results of these businesses as discontinued operations in the consolidated statements of earnings for all years presented. The businesses were historically included in the International Soup and Sauces segment.
Results of discontinued operations were as follows:

	2007	2006	2005

Net sales	$16	$435	$476

Earnings from operations before income taxes	$—	$90	$78

Tax (expense) benefit on earnings from operations	7	(18)	(15)

Pre-tax gain on sale of discontinued operations	39	—	—

Deferred tax expense/after-tax costs associated with sale	—	(61)	—

Tax impact of gain on sale	(15)	—	—

Earnings from discontinued operations	$31	$11	$63

The 2007 results included a $24 after-tax gain, or $.06 per share, on the sale. The 2007 results also included a $7 tax benefit from the favorable resolution of tax audits in the United Kingdom.
The 2006 results included deferred tax expense of $56, which was recognized in accordance with Emerging Issues Task Force Issue No. 93-17 “Recognition of Deferred Tax Assets for a Parent Company’s Excess Tax Basis in the Stock of a

Subsidiary That is Accounted for as a Discontinued Operation” due to book/tax basis differences of these businesses as of July 30, 2006. The 2006 results also included $7 pre tax ($5 after tax) of costs associated with the sale, for a total net after-tax cost of $61 (or $.15 per share) recognized in connection with the sale in 2006.
The assets and liabilities of the United Kingdom and Ireland businesses are reflected as discontinued operations held for sale in the consolidated balance sheet as of July 30, 2006 and are comprised of the following:

2006

Cash	$2
Accounts receivable	43
Inventories	53
Prepaid expenses	2

Current assets	$100

Property, plant and equipment, net	$90
Deferred taxes	2
Goodwill	244
Other intangible assets, net of amortization	502

Non-current assets	$838

Accounts payable	61
Accrued liabilities	12
Accrued income taxes	5

Current liabilities	$78

Non-current pension obligation	$25

The company used approximately $620 of the net proceeds to repurchase shares. See Note 11 to Consolidated Financial Statements for additional information. Upon completion of the sale, the company paid $83 to settle cross-currency swap contracts and foreign exchange forward contracts which hedged exposures related to the businesses. The remaining net proceeds were used to pay taxes and expenses associated with the business and to repay debt.
Other Divestitures
On June 7, 2007, the company completed the sale of its ownership interest in Papua New Guinea operations for approximately $23. The company recognized a $3 gain on the sale. This business was historically included in the Baking and Snacking segment and had annual sales of approximately $20.
NOTE 4.
Comprehensive Income

Total comprehensive income is comprised of net earnings, net foreign currency translation adjustments, minimum pension liability adjustments (see Note 7), and net unrealized gains and losses on cash-flow hedges (see Note 10). Accumulated other comprehensive loss at July 29, 2007 also includes the impact of adopting SFAS No. 158. (See Notes 2 and 7.) Total comprehensive income for the twelve months ended July 29, 2007, July 30, 2006 and July 31, 2005 was $957, $993 and $688, respectively.
The components of Accumulated other comprehensive income (loss), as reflected in the Statements of Shareowners’ Equity, consisted of the following:

	2007	2006

Foreign currency translation adjustments, net of tax[1]	$129	$86
Cash-flow hedges, net of tax[2]	(6)	(15)
Unamortized pension and postretirement benefits, net of tax[3]:
Net actuarial loss	(239)	—
Prior service cost	(7)	—
Minimum pension liability, net of tax[4]	—	(67)

Total Accumulated other comprehensive income (loss)	$(123)	$4

1	Includes a tax expense of $5 in 2007. The divested business described in Note 3 had foreign currency translation adjustments of approximately $38.

2	Includes a tax benefit of $2 in 2007 and $8 in 2006.

3	Includes a tax benefit of $99 in 2007.

4	Includes a tax benefit of $32 in 2006.
NOTE 5.
Goodwill and Intangible Assets

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	July 29, 2007		July 30, 2006
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
Other	$ 16	$ (8)	$ 15	$ (7)

Intangible assets not subject to amortization:
Trademarks	$ 607		$ 586
Pension	—		2

Total	$ 607		$ 588

Amortization was less than $1 in 2007 and 2006 and $2 in 2005. The estimated aggregated amortization expense for each of the five succeeding fiscal years is less than $1 per year. Asset useful lives range from twelve to thirty-four years.

The company recognized an impairment loss of approximately $2 in 2006 due to the performance of an Australian trademark used in the Baking and Snacking segment.
Changes in the carrying amount for goodwill for the period are as follows:

	U.S. Soup,		International
	Sauces and	Baking and	Soup and
	Beverages	Snacking	Sauces	Other	Total

Balance at July 31, 2005	$ 428	$ 602	$ 769	$151	$1,950

Reclassification to assets held for sale	—	—	(244)	—	(244)
Foreign currency translation adjustment	—	8	44	—	52
Other	—	7	—	—	7

Balance at July 30, 2006	$ 428	$ 617	$ 569	$151	$1,765

Divestiture	—	(3)	—	—	(3)
Foreign currency translation adjustment	—	69	41	—	110

Balance at July 29, 2007	$ 428	$ 683	$ 610	$151	$1,872

NOTE 6.
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
The Baking and Snacking segment includes the following businesses: Pepperidge Farm cookies, crackers, bakery and frozen products in U.S. retail; Arnott’s biscuits in Australia and Asia Pacific; and Arnott’s salty snacks in Australia. In June 2007, the company sold its ownership interest in Papua New Guinea operations, which historically were included in this segment.
The International Soup and Sauces segment includes the soup, sauce and beverage businesses outside of the United States, including Europe, Mexico, Latin America, the Asia Pacific region and the retail business in Canada. See also Note 3 for information on the sale of the businesses in the United Kingdom and Ireland. These businesses were historically included in this segment. The assets of these businesses were reflected as discontinued operations as of July 30, 2006. The results of operations of these businesses have been reflected as discontinued operations for all years presented.
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
The company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 15% of consolidated net sales in 2007 and 14% in 2006 and 2005. All of the company’s segments sold products to Wal-Mart Stores, Inc. or its affiliates.

Business Segments

Net sales	2007	2006	2005

U.S. Soup, Sauces and Beverages	$3,486	$3,257	$3,098
Baking and Snacking	1,850	1,747	1,742
International Soup and Sauces	1,399	1,255	1,227
Other	1,132	1,084	1,005

Total	$7,867	$7,343	$7,072

Earnings before interest and taxes	2007	2006[2]	2005

U.S. Soup, Sauces and Beverages	$862	$815	$747
Baking and Snacking	240	187	198
International Soup and Sauces	169	144	143
Other	124	110	110
Corporate[1]	(102)	(105)	(66)

Total	$1,293	$1,151	$1,132

Depreciation and Amortization	2007	2006	2005

U.S. Soup, Sauces and Beverages	$89	$91	$89
Baking and Snacking	88	94	84
International Soup and Sauces	43	35	35
Other	31	28	26
Corporate[1]	31	26	28
Discontinued Operations	1	15	17

Total	$283	$289	$279

Capital Expenditures	2007	2006	2005

U.S. Soup, Sauces and Beverages	$110	$91	$124
Baking and Snacking	72	60	80
International Soup and Sauces	40	29	49
Other	58	80	33
Corporate[1]	54	43	32
Discontinued Operations	—	6	14

Total	$334	$309	$332

Segment Assets	2007	2006	2005

U.S. Soup, Sauces and Beverages	$2,208	$2,104	$2,064
Baking and Snacking	1,702	1,612	1,621
International Soup and Sauces	1,630	1,522	2,309
Other	502	461	380
Corporate[1]	403	1,108	304
Discontinued Operations	—	938	—

Total	$6,445	$7,745	$6,678

1	Represents unallocated corporate expenses and unallocated assets, including corporate offices, deferred income taxes and prepaid pension assets.

2
Contributions to earnings before interest and taxes by segment included the effect of a $13 benefit due to a change in the method of accounting for certain U.S. inventories from the LIFO method to the average cost method as follows: U.S. Soup, Sauces and Beverages — $8 and Baking and Snacking — $5.

Geographic Area Information
Information about operations in different geographic areas is as follows:

Net sales	2007	2006	2005

United States	$5,430	$5,120	$4,842
Europe	750	660	677
Australia/Asia Pacific	1,068	988	1,028
Other countries	619	575	525

Total	$7,867	$7,343	$7,072

Earnings before interest and taxes	2007	2006[2]	2005

United States	$1,106	$1,003	$931
Europe	61	52	64
Australia/Asia Pacific	103	94	112
Other countries	125	107	91

Segment earnings before interest and taxes	1,395	1,256	1,198
Corporate[1]	(102)	(105)	(66)

Total	$1,293	$1,151	$1,132

Identifiable assets	2007	2006	2005

United States	$3,076	$2,837	$2,867
Europe	1,165	1,186	1,883
Australia/Asia Pacific	1,407	1,296	1,274
Other countries	394	380	350
Corporate[1]	403	1,108	304
Discontinued operations	—	938	—

Total	$6,445	$7,745	$6,678

Transfers between geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each geographic region.
NOTE 7.
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
On July 29, 2007, the company adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize the funded status of defined postretirement benefit plans as an asset or liability on the balance sheet and requires any unrecognized prior service cost and actuarial gains/losses to be recognized in other comprehensive income. SFAS No. 158 does not affect the company’s consolidated results of operations or cash flows.
The company uses the fiscal year end as the measurement date for the benefit plans.
The following table illustrates the incremental effect of applying SFAS No. 158 on individual line items on the July 29, 2007 Consolidated Balance Sheet:

	Before		After
	Application of		Application of
	SFAS No. 158	Adjustments	SFAS No. 158

Assets
Other non-current assets	$632	$(294)	$338

Total assets	$6,739	$(294)	$6,445

Liabilities
Accrued liabilities	$616	$6	$622
Other liabilities	$636	$56	$692
Deferred income taxes	$480	$(126)	$354

Total liabilities	$5,214	$(64)	$5,150

Accumulated other comprehensive income (loss)	$107	$(230)	$(123)

Total shareowners’ equity	$1,525	$(230)	$1,295

Components of net periodic benefit cost:

Pension	2007	2006	2005

Service cost	$50	$57	$56
Interest cost	111	113	113
Expected return on plan assets	(158)	(163)	(155)
Amortization of prior service cost	—	1	6
Recognized net actuarial loss	29	43	30
Special termination benefits	—	—	2

Net periodic pension expense	$32	$51	$52

The estimated net loss and prior service cost that will be amortized from Accumulated other comprehensive loss into net periodic pension cost during 2008 are $21 and $1, respectively.
Pension expense of $8 and $11 for 2006 and 2005, respectively, was recorded by the United Kingdom and Ireland businesses and is included in Earnings from discontinued operations. See also Note 3. The special termination benefits in 2005 relate to discontinued operations.

Postretirement	2007	2006	2005

Service cost	$4	$4	$1
Interest cost	22	21	20
Amortization of prior service cost	(2)	(3)	(7)
Recognized net actuarial loss	1	4	1

Net periodic postretirement expense	$25	$26	$15

The estimated prior service cost that will be amortized from Accumulated other comprehensive loss into net periodic postretirement expense during 2008 is $1.
Change in benefit obligation:

	Pension		Postretirement
	2007	2006	2007	2006

Obligation at beginning of year	$2,119	$2,136	$365	$397
Service cost	50	57	4	4
Interest cost	111	113	22	21
Plan amendments	3	—	—	—
Actuarial gain	(8)	(86)	(24)	(31)
Participant contributions	—	3	4	4
Benefits paid	(140)	(128)	(38)	(32)
Medicare subsidies	—	—	2	2
Divestiture	(250)	—	—	—
Foreign currency adjustment	17	24	—	—

Benefit obligation at end of year	$1,902	$2,119	$335	$365

Change in the fair value of pension plan assets:

	2007	2006

Fair value at beginning of year	$2,003	$1,847
Actual return on plan assets	295	206
Employer contributions	32	52
Participants contributions	—	3
Benefits paid	(133)	(124)
Divestiture	(187)	—
Foreign currency adjustment	15	19

Fair value at end of year	$2,025	$2,003

Funded status as recognized in the Consolidated Balance Sheets:

	Pension		Postretirement
	2007	2006	2007	2006

Funded status at end of year	$123	$(116)	$(335)	$(365)
Unrecognized prior service cost	—	(1)	—	9
Unrecognized loss	—	581	—	51

Net asset (liability) recognized	$123	$464	$(335)	$(305)

Amounts recognized in the Consolidated Balance Sheets:

	Pension		Postretirement
	2007	2006	2007	2006

Other assets	$246	$388	$—	$—
Intangible asset	—	2	—	—
Accrued liabilities	(6)	—	(28)	(27)
Other liabilities	(117)	—	(307)	(278)
Accumulated other comprehensive income (loss) — minimum pension liability	—	99	—	—
Noncurrent liabilities of discontinued operations	—	(25)	—	—

Net amount recognized	$123	$464	$(335)	$(305)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$345	$—	$25	$—
Prior service cost	—	—	11	—
Minimum pension liability	—	99	—	—

Total	$345	$99	$36	$—

The balance in Accumulated other comprehensive income (loss) included $22 in 2006 related to the discontinued operations.
The accumulated benefit obligation for all pension plans was $1,767 at July 29, 2007 and $1,961 at July 30, 2006.
The following table provides information for pension plans with accumulated benefit obligations in excess of plan assets:

	2007	2006

Projected benefit obligation	$109	$455
Accumulated benefit obligation	$98	$392
Fair value of plan assets	$—	$278

Weighted-average assumptions used to determine benefit obligations at the end of the year:

	Pension		Postretirement
	2007	2006	2007	2006

Discount rate	6.40%	6.05%	6.50%	6.25%
Rate of compensation increase	3.97%	3.95%	—	—

Weighted-average assumptions used to determine net periodic benefit cost for the years ended:

Pension	2007	2006	2005

Discount rate	6.15%	5.44%	6.19%
Expected return on plan assets	8.81%	8.71%	8.76%
Rate of compensation increase	3.95%	3.93%	4.21%

The expected rate of return on assets for the company’s global plans is a weighted average of the expected rates of return selected for the various countries where the company has funded pension plans. These rates of return are set annually and are based upon an estimate of future long-term investment returns for the projected asset allocation.
The discount rate used to determine net periodic postretirement expense was 6.25% in 2007, 5.5% in 2006 and 6.25% in 2005.
Assumed health care cost trend rates at the end of the year:

	2007	2006

Health care cost trend rate assumed for next year	9.00%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2012	2011

A one-percentage-point change in assumed health care costs would have the following effects on 2007 reported amounts:

	Increase	Decrease

Effect on service and interest cost	$1	$(1)
Effect on the 2007 accumulated benefit obligation	$21	$(19)

Plan Assets
The company’s year-end pension plan weighted-average asset allocations by category were:

	Strategic
	Target	2007	2006

Equity securities	66%	65%	67%
Debt securities	21%	21%	20%
Real estate and other	13%	14%	13%

Total	100%	100%	100%

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
Estimated future benefit payments are as follows:

	Pension	Postretirement

2008	$122	$28
2009	$123	$28
2010	$124	$28
2011	$126	$28
2012	$130	$28
2013 – 2017	$730	$143

The benefit payments include payments from funded and unfunded plans.
Estimated future Medicare subsidy receipts are $3 – $4 annually from 2008 through 2012, and $20 for the period 2013 through 2017.
The company made a voluntary contribution of $35 to a U.S. pension plan subsequent to July 29, 2007. The company is not required to make additional contributions to the U.S. plans in fiscal 2008. Contributions to non-U.S. plans are expected to be approximately $9 in 2008.
Savings Plan The company sponsors employee savings plans which cover substantially all U.S. employees. The company provides a matching contribution of 60% (50% at certain locations) of the employee contributions up to 5% of compensation after one year of continued service. Amounts charged to Costs and expenses were $17 in 2007, $16 in 2006 and $14 in 2005.
NOTE 8.
Taxes on Earnings

The provision for income taxes on Earnings from continuing operations consists of the following:

	2007	2006	2005

Income taxes:
Currently payable
Federal	$171	$187	$224
State	15	17	6
Non-U.S.	73	56	31

	259	260	261

Deferred
Federal	51	(6)	38
State	5	4	3
Non-U.S.	11	(12)	6

	67	(14)	47

	$326	$246	$308

Earnings from continuing operations before income taxes:
United States	$901	$763	$753
Non-U.S.	248	238	199

	$1,149	$1,001	$952

The following is a reconciliation of the effective income tax rate on continuing operations with the U.S. federal statutory income tax rate:

	2007	2006	2005

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal tax benefit)	1.4	1.4	0.6
Tax effect of international items	(1.8)	(4.4)	(2.6)
Settlement of U.S. tax contingencies	(5.4)	(6.8)	—
Taxes on AJCA repatriation	—	1.3	0.7
Federal manufacturing deduction	(0.4)	(1.0)	—
Other	(0.4)	(0.9)	(1.3)

Effective income tax rate	28.4%	24.6%	32.4%

In the third quarter of 2007, the company recorded a tax benefit of $22 resulting from the settlement of bilateral advance pricing agreements (APA) among the company, the United States, and Canada related to royalties. In addition, the company reduced net interest expense by $4 ($3 after tax). The aggregate impact on Earnings from continuing operations was $25, or $.06 per share. In 2007, the company also recognized an additional tax benefit of $40 following the finalization of the 2002 – 2004 U.S. federal tax audits.
In 2006, the tax effect of international items in 2006 included a $14 deferred tax benefit related to foreign tax credits, which could be utilized as a result of the sale of the United Kingdom and Ireland businesses. See also Note 3 for information on the divestiture.
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
See also Note 1 for additional information on the tax impact of the repatriation of earnings under the AJCA.
Deferred tax liabilities and assets are comprised of the following:

	2007	2006

Depreciation	$178	$189
Pension benefits	59	134
Amortization	346	302
Deferred taxes attributable to the divestiture	—	56
Other	21	24

Deferred tax liabilities	604	705

Benefits and compensation	256	218
Tax loss carryforwards	36	30
Other	70	124

Gross deferred tax assets	362	372
Deferred tax asset valuation allowance	(7)	(5)

Net deferred tax assets	355	367

Net deferred tax liability	$249	$338

At July 29, 2007, non-U.S. subsidiaries of the company have tax loss carryforwards of approximately $117. Of these carry-forwards, $17 expire between 2012 and 2017 and $100 may be carried forward indefinitely. The current statutory tax rates in these countries range from 24% to 39%.
The company has undistributed earnings of non-U.S. subsidiaries of approximately $551. U.S. income taxes have not been provided on undistributed earnings, which are deemed to be permanently reinvested. It is not practical to estimate the tax liability that might be incurred if such earnings were remitted to the U.S.
NOTE 9.
Notes Payable and Long-term Debt

Notes payable consists of the following:

	2007	2006

Commercial paper	$546	$419
Current portion of long-term debt	—	606
Variable-rate bank borrowings	44	67
Fixed-rate borrowings	5	5

	$595	$1,097

Commercial paper had a weighted-average interest rate of 6.25% and 6.00% at July 29, 2007 and July 30, 2006, respectively.
The company has a committed revolving credit facility of $1,500 that supports commercial paper borrowings and remains unused at July 29, 2007, except for $1 of standby letters of credit. Another $32 of standby letters of credit was issued under a separate facility.
Long-term Debt consists of the following:

Type	Fiscal Year of Maturity	Rate	2007	2006

Notes	2009	5.88%	$300	$300
Notes	2011	6.75%	700	700
Notes	2013	5.00%	400	400
Notes	2014	4.88%	300	300
Debentures	2021	8.88%	200	200
Australian dollar loan facility	2011	6.81%	166	207
Other			8	9

			$2,074	$2,116

The fair value of the company’s long-term debt including the current portion of long-term debt in Notes payable was $2,152 at July 29, 2007 and $2,786 at July 30, 2006.
The company has $300 of long-term debt available to issue as of July 29, 2007 under a shelf registration statement filed with the Securities and Exchange Commission.
Principal amounts of debt mature as follows: 2008 — $595 (in current liabilities); 2009 — $304; 2010 — $3; 2011 — $868; 2012 — $1 and beyond — $898.
NOTE 10.
Financial Instruments

The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term debt approximate fair value. The fair values of long-term debt, as indicated in Note 9, and derivative financial instruments are based on quoted market prices.
In 2001, the company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138 and SFAS No. 149. The standard requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships.
The company utilizes certain derivative financial instruments to enhance its ability to manage risk, including interest rate, foreign currency, commodity and certain equity-linked deferred compensation exposures that exist as part of ongoing business operations. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The company does not enter into contracts for speculative purposes, nor is it a party to any leveraged derivative instrument.
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
Fixed-to-variable interest rate swaps are accounted for as fair-value hedges. Gains and losses on these instruments are recorded in earnings as adjustments to interest expense, offsetting gains and losses on the hedged item. The notional amount of fair-value interest rate swaps was $675 at July 29, 2007 and $875 at July 30, 2006. The swaps had a fair value of a loss of $19 at July 29, 2007 and $29 at July 30, 2006.
Variable-to-fixed interest rate swaps are accounted for as cash-flow hedges. Consequently, the effective portion of unrealized gains (losses) is deferred as a component of Accumulated other comprehensive income (loss) and is recognized in earnings at the time the hedged item affects earnings. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The fair value of the swaps was not material as of July 29, 2007 and July 30, 2006. The notional amount was $85 at July 29, 2007 and $154 at July 30, 2006.
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
Qualifying foreign exchange forward and cross-currency swap contracts are accounted for as cash-flow hedges when the hedged item is a forecasted transaction, or when future cash flows related to a recognized asset or liability are expected to be received or paid. The effective portion of the changes in fair value on these instruments is recorded in Accumulated other comprehensive income (loss) and is reclassified into the Statements of Earnings on the same line item and in the same period or periods in which the hedged transaction affects earnings. The assessment of effectiveness for contracts is based on changes in the spot rates. The fair value of these instruments was a loss of $56 and $202 at July 29, 2007 and July 30, 2006, respectively. The notional amount was $437 and $756 as of July 29, 2007 and July 30, 2006, respectively. Of the July 30, 2006 amounts, fair value of a loss of $71 was related to $270 notional value of pay fixed GBP/receive fixed USD swaps settled upon completion of the sale of the United Kingdom and Ireland businesses in August 2006.

Qualifying foreign exchange forward contracts are accounted for as fair-value hedges when the hedged item is a recognized asset, liability or firm commitment. These contracts were not material at July 29, 2007. There were no such contracts outstanding as of July 30, 2006.
The company also enters into certain foreign exchange forward contracts and variable-to-variable cross-currency swap contracts that are not designated as accounting hedges. These instruments are primarily intended to reduce volatility of certain intercompany financing transactions. Gains and losses on derivatives not designated as accounting hedges are typically recorded in Other expenses/(income), as an offset to gains (losses) on the underlying transactions. Cross-currency contracts mature in 2008 through 2014. The fair value of these instruments was a loss of $10 and $18 at July 29, 2007 and July 30, 2006, respectively. Of the July 30, 2006 amount, a loss of $6 was related to forward contracts to hedge the company’s investment in the United Kingdom and Ireland businesses and a cross-currency swap associated with intercompany financing, which were settled upon completion of the sale in August 2006. The notional amount of all instruments was $331 and $723 at July 29, 2007 and July 30, 2006, respectively.
Foreign exchange forward contracts typically have maturities of less than eighteen months. Principal currencies include the Australian dollar, British pound, Canadian dollar, euro, Japanese yen, New Zealand dollar and Swedish krona.
As of July 29, 2007, the accumulated derivative net loss in other comprehensive income for cash-flow hedges, including the foreign exchange forward and cross-currency contracts, forward-starting swap contracts and treasury lock agreements, was $6, net of tax. As of July 30, 2006, the accumulated derivative net loss in other comprehensive income was $15, net of tax. Reclassifications from Accumulated other comprehensive income (loss) into the Statements of Earnings during the period ended July 29, 2007 were losses of $9, primarily related to the settlement of derivatives that hedged exposures related to the businesses in the United Kingdom and Ireland sold in August 2006. Except for the derivatives settled in connection with the sale of the businesses, there were no discontinued cash-flow hedges during the year. At July 29, 2007, the maximum maturity date of any cash-flow hedge was approximately 6 years. The amount expected to be reclassified into the Statements of Earnings in 2008 is not material.
The company principally uses a combination of purchase orders and various short-and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. The company may also enter into commodity futures contracts, as considered appropriate, to reduce the volatility of price fluctuations for commodities such as corn, cocoa, soybean meal, soybean oil, wheat, dairy and natural gas. As of July 29, 2007, the notional values and the fair values of open contracts related to commodity hedging activity were not material.
The company is exposed to equity price changes related to certain deferred compensation obligations. Swap contracts are utilized to hedge exposures relating to certain deferred compensation obligations linked to the total return of the Standard & Poor’s 500 Index, the total return of the company’s capital stock and the total return of the Puritan Fund. The company pays a variable interest rate and receives the equity returns under these instruments. The notional value of the equity swap contracts, which mature in 2008, was $64 at July 29, 2007. These instruments are not designated as accounting hedges. Gains and losses are recorded in the Statements of Earnings. The net liability recorded under these contracts at July 29, 2007 was approximately $2.
NOTE 11.
Shareowners’ Equity

The company has authorized 560 million shares of Capital stock with $.0375 par value and 40 million shares of Preferred stock, issuable in one or more classes, with or without par as may be authorized by the Board of Directors. No Preferred stock has been issued.
Share Repurchase Programs
In November 2005, the company’s Board of Directors authorized the purchase of up to $600 of company stock through fiscal 2008. In August 2006, the company’s Board of Directors authorized using up to $620 of the net proceeds from the sale of the United Kingdom and Ireland businesses to purchase company stock. The August 2006 program terminated at the end of fiscal 2007. In addition to these two publicly announced programs, the company repurchases shares to offset the impact of dilution from shares issued under the company’s stock compensation plans.
In 2007, the company repurchased 30 million shares at a cost of $1,140. Of the 2007 repurchases, approximately 21 million shares at a cost of $820 were made pursuant to the company’s publicly announced share repurchase programs, with a portion executed under the accelerated share repurchase agreements described below.
Pursuant to the publicly announced programs, the company entered into two accelerated share repurchase agreements (Agreements) on September 28, 2006 with Lehman Brothers Financial S.A. (Lehman), an affiliate of Lehman Brothers Inc., for approximately $600 of common stock.
Under the first Agreement, the company purchased approximately 8.3 million shares of its common stock from Lehman for $300, or $35.95 per share, subject to a purchase price adjustment payable upon settlement of the Agreement. Lehman was expected to purchase an equivalent number of shares during the term of the Agreement. On July 5, 2007, upon conclusion of the Agreement, the company made a settlement payment of $22 to Lehman, which was recorded as a reduction of Additional paid-in capital, based upon the difference between the volume weighted-average price of the company’s common stock during the Agreement’s term of $38.90 and the purchase price of $35.95.
Under the second Agreement, the company purchased approximately $300 of its common stock from Lehman. Under this Agreement, Lehman made an initial delivery of 6.3 million shares on September 29, 2006 at $35.95 per share and a second delivery of 1.3 million shares on October 25, 2006 at $36.72 per share. Under the Agreement, the number of additional shares (if any) to be delivered to the company at settlement would be based on the volume weighted-average price of company stock during the term of the Agreement, subject to a minimum and maximum price for the purchased shares. The volume weighted-average price during the term of the Agreement was $38.90. On July 5, 2007, upon conclusion of the Agreement, Lehman delivered approximately 200,000 shares to the company as a final settlement. Approximately $20 paid under the Agreement was recorded as a reduction of Additional paid-in capital.
In 2006, the company repurchased 15 million shares at a cost of $506. Of these repurchases, 6 million at a cost of $200 were made pursuant to the November 2005 program. The remaining repurchases were made to offset the impact of dilution from shares issued under the company’s stock compensation plans.
In 2005, the company repurchased 4 million shares at a cost of $110 million to offset the impact of dilution from shares issued under the company’s stock compensation plans.
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
Pursuant to the 2003 Long-Term Incentive Plan, in July 2005 the company adopted a long-term incentive compensation program which provides for grants of total shareowner return (TSR) performance restricted stock, EPS performance restricted stock, and time-lapse restricted stock. Initial grants made in accordance with this program were approved in September 2005. Under the program, awards of TSR performance restricted stock will be earned by comparing the company’s total shareowner return during the period 2006 to 2008 to the respective total shareowner returns of companies in a performance peer group. Based upon the company’s ranking in the performance peer group, a recipient of TSR performance restricted stock may earn a total award ranging from 0% to 200% of the initial grant. Awards of EPS performance restricted stock will be earned based upon the company’s achievement of annual earnings per share goals. During the period 2006 to 2008, a recipient of EPS performance restricted stock may earn a total award ranging from 0% to 100% of the initial grant. Awards of time-lapse restricted stock will vest ratably over the three-year period. Annual stock option grants are not part of the long-term incentive compensation program for 2006 and 2007. However, stock options may still be granted on a selective basis under the 2003 and 2005 Long-Term Incentive Plans.
Information about stock options and related activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(options in thousands)	2007	Price	Life	Value

Beginning of year	30,607	$27.77
Granted	—	$—
Exercised	(6,141)	$26.90
Terminated	(1,577)	$36.48

End of year	22,889	$27.61	5.3	$234

Exercisable at end of year	20,112	$27.75	5.0	$204

The total intrinsic value of options exercised during 2007, 2006, and 2005 was $76, $35, and $15, respectively. As of July 29, 2007, total remaining unearned compensation related to unvested stock options was $2, which will be amortized over the weighted-average remaining service period of less than 1 year. There were no options granted during 2007. Options granted during 2006 were not material. The weighted-average fair value of options granted in 2006 and 2005 was estimated as $6.85 and $4.74, respectively. The fair value of each option grant at grant date is estimated using the Black-Scholes option pricing model. The following weighted-average assumptions were used for grants in 2006 and 2005:

	2006	2005

Risk-free interest rate	4.3%	3.2%
Expected life (in years)	6	6
Expected volatility	23%	21%
Expected dividend yield	2.4%	2.4%

The following table summarizes time-lapse restricted stock and EPS performance restricted stock as of July 29, 2007:

		Weighted-
		Average
		Grant-Date
(restricted stock in thousands)	Shares	Fair Value

Nonvested at July 30, 2006	3,397	$27.92
Granted	1,290	$36.14
Vested	(1,405)	$28.01
Forfeited	(174)	$29.91

Nonvested at July 29, 2007	3,108	$31.18

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
As of July 29, 2007, total remaining unearned compensation related to nonvested time-lapse restricted stock and EPS performance restricted stock was $42, which will be amortized over the weighted-average remaining service period of 1.7 years. The fair value of restricted stock vested during 2007, 2006, and 2005 was $53, $16, and $24, respectively. The weighted-average grant-date fair value of restricted stock granted during 2006 and 2005 was $29.48 and $26.32, respectively.
The following table summarizes TSR performance restricted stock as of July 29, 2007:

		Weighted-
		Average
		Grant-Date
(restricted stock in thousands)	Shares	Fair Value

Nonvested at July 30, 2006	1,564	$28.73
Granted	1,344	$26.31
Vested	(28)	$28.73
Forfeited	(145)	$27.94

Nonvested at July 29, 2007	2,735	$27.58

The fair value of TSR performance restricted stock is estimated at the grant date using a Monte Carlo simulation. The grant-date fair value of TSR performance restricted stock granted during 2006 was $28.73. Expense is recognized on a straight-line basis over the service period. As of July 29, 2007, total remaining unearned compensation related to TSR performance restricted stock was $39 which will be amortized over the weighted-average remaining service period of 1.7 years.
Employees can elect to defer all types of restricted stock awards. These awards are classified as liabilities because of the possibility that they may be settled in cash. The fair value is adjusted quarterly. The total cash paid to settle the liabilities in 2007, 2006 and 2005 was not material. The liability for deferred awards was $17 at July 29, 2007.
Prior to the adoption of SFAS No. 123R, the company presented the tax benefits of deductions resulting from the exercise of stock options as cash flows from operating activities in the Consolidated Statements of Cash Flows. SFAS No. 123R requires the cash flows from the excess tax benefits the company realizes on stock-based compensation to be presented as cash flows from financing activities. The excess tax benefits on the exercise of stock options and vested restricted stock presented as cash flows from financing activities in 2007 and 2006 were $25 and $11, respectively and presented as cash flows from operating activities in 2005 were $6. Cash received from the exercise of stock options was $165, $236, and $71 for 2007, 2006, and 2005, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic earnings per share and earnings per share assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and restricted stock programs, except when such effect would be antidilutive. The dilutive impact of the accelerated share repurchase agreements described under “Share Repurchase Programs” was not material. Stock options to purchase 1 million shares of capital stock for 2007, 3 million shares of capital stock for 2006 and 10 million shares of capital stock for 2005 were not included in the calculation of diluted earnings per share because the exercise price of the stock options exceeded the average market price of the capital stock, and therefore, would be antidilutive.

NOTE 12.
Commitments and Contingencies

On March 30, 1998, the company effected a spinoff of several of its non-core businesses to Vlasic Foods International Inc. (VFI). VFI and several of its affiliates (collectively, Vlasic) commenced cases under Chapter 11 of the Bankruptcy Code on January 29, 2001 in the United States Bankruptcy Court for the District of Delaware. Vlasic’s Second Amended Joint Plan of Distribution under Chapter 11 (the Plan) was confirmed by an order of the Bankruptcy Court dated November 16, 2001, and became effective on or about November 29, 2001. The Plan provided for the assignment of various causes of action allegedly belonging to the Vlasic estates, including claims against the company allegedly arising from the spinoff, to VFB L.L.C., a limited liability company (VFB) whose membership interests were to be distributed under the Plan to Vlasic’s general unsecured creditors.
On February 19, 2002, VFB commenced a lawsuit against the company and several of its subsidiaries in the United States District Court for the District of Delaware alleging, among other things, fraudulent conveyance, illegal dividends and breaches of fiduciary duty by Vlasic directors alleged to be under the company’s control. The lawsuit sought to hold the company liable in an amount necessary to satisfy all unpaid claims against Vlasic (which VFB estimated in the amended complaint to be $200), plus unspecified exemplary and punitive damages.
Following a trial on the merits, on September 13, 2005, the District Court issued Post-Trial Findings of Fact and Conclusions of Law, ruling in favor of the company and against VFB on all claims. The Court ruled that VFB failed to prove that the spinoff was a constructive or actual fraudulent transfer. The Court also rejected VFB’s claim of breach of fiduciary duty, VFB’s claim that VFI was an alter ego of the company, and VFB’s claim that the spinoff should be deemed an illegal dividend. The judgment of the District Court was affirmed by the United States Court of Appeals for the Third Circuit on March 30, 2007. The time for any further appeal has expired.
The company is a party to other legal proceedings and claims arising out of the normal course of business.
Management assesses the probability of loss for all legal proceedings and claims and has recognized liabilities for such contingencies, as appropriate. Although the results of these matters cannot be predicted with certainty, in management’s opinion, the final outcome of legal proceedings and claims will not have a material adverse effect on the consolidated results of operations or financial condition of the company.
The company has certain operating lease commitments, primarily related to warehouse and office facilities, retail store space and certain equipment. Rent expense under operating lease commitments was $82 in 2007 and in 2006 and $84 in 2005. Future minimum annual rental payments under these operating leases are as follows:

2008	2009	2010	2011	2012	Thereafter

$ 82	$68	$62	$55	$49	$107

The company guarantees approximately 1,700 bank loans made to Pepperidge Farm independent sales distributors by third party financial institutions for the purchase of distribution routes. The maximum potential amount of future payments the company could be required to make under the guarantees is $136. The company’s guarantees are indirectly secured by the distribution routes. The company does not believe it is probable that it will be required to make guarantee payments as a result of defaults on the bank loans guaranteed. The amounts recognized as of July 29, 2007 and July 30, 2006 were not material.
The company has provided certain standard indemnifications in connection with divestitures, contracts and other transactions. Certain indemnifications have finite expiration dates. Liabilities recognized based on known exposures related to such matters were not material at July 29, 2007.
NOTE 13.
Supplemental Financial Statement Data

Balance Sheets

	2007	2006

Accounts receivable
Customer accounts receivable	$564	$489
Allowances	(33)	(24)

Subtotal	531	465
Other	50	29

	$581	$494

Inventories[1]
Raw materials, containers, and supplies	$289	$252
Finished products	486	476

	$775	$728

1
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

	2007	2006

Other current assets
Deferred taxes	$97	$78
Other	54	55

	$151	$133

Plant assets
Land	$66	$56
Buildings	1,152	1,052
Machinery and equipment	3,400	3,144
Projects in progress	191	245

Total cost	4,809	4,497
Accumulated depreciation[2]	(2,767)	(2,543)

	$2,042	$1,954

2
Depreciation expense was $283 in 2007, $286 in 2006 and $277 in 2005. Depreciation expense of continuing operations was $282 in 2007, $272 in 2006 and $261 in 2005. Buildings are depreciated over periods ranging from 10 to 45 years. Machinery and equipment are depreciated over periods generally ranging from 2 to 15 years.

	2007	2006

Other assets
Pension	$246	$388
Investments	17	22
Deferred taxes	8	1
Other	67	69

	$338	$480

Accrued liabilities
Accrued compensation and benefits	$262	$225
Fair value of derivatives[3]	13	184
Accrued trade and consumer promotion programs	116	118
Accrued interest	52	76
Other	179	217

	$622	$820

3
The fair value of derivatives in 2006 included $78 related to hedging intercompany financing of the United Kingdom and Ireland businesses. These instruments were settled upon completion of the sale of the businesses in August 2006.

	2007	2006

Other liabilities
Deferred taxes	$354	$419
Pension benefits	117	—
Deferred compensation[4]	150	137
Postretirement benefits	307	278
Fair value of derivatives	77	70
Other	41	51

	$1,046	$955

4
The deferred compensation obligation represents unfunded plans maintained for the purpose of providing the company’s directors and certain of its executives the opportunity to defer a portion of their compensation. All forms of compensation contributed to the deferred compensation plans are accounted for in accordance with the underlying program. Contributions are credited to an investment account in the participant’s name, although no funds are actually contributed to the investment account and no investment choices are actually purchased. Six investment choices are available, including: (1) a book account that tracks the total return on company stock; (2) a book account that tracks performance of Fidelity’s Spartan U.S. Equity Index Fund; (3) a book account that tracks the performance of Fidelity’s Puritan Fund; (4) a book account that tracks the performance of Fidelity’s Spartan International Index Fund; (5) a book account that tracks the performance of Fidelity’s Spartan Extended Market Index Fund; and (6) a book account that credits interest based on the Wall Street Journal indexed prime rate. Participants can reallocate investments daily and are entitled to the gains and losses on investment funds. The company recognizes an amount in the Statements of Earnings for the market appreciation/depreciation of each fund.

Statements of Earnings

	2007	2006	2005

Other Expenses/(Income)
Foreign exchange (gains)/losses	$1	$—	$(1)
Amortization/impairment of intangible and other assets	—	2	—
Gain on sale of facility	(23)	—	—
Gain on sale of business	(3)	—	—
Gain from settlement in lieu of condemnation	(10)	—	—
Other	—	3	(4)

	$(35)	$5	$(5)

Interest expense[1]
Interest expense	$171	$170	$188
Less: Interest capitalized	8	5	4

	$163	$165	$184

1	In 2007, a non-cash reduction of $4 was recognized in connection with the favorable settlement of the APA.

In 2006, a non-cash reduction of $21 was recognized in connection with the favorable settlement of a U.S. tax contingency. See also Note 8.

Statements of Cash Flows

Cash Flows From Operating Activities	2007	2006	2005

Other non-cash charges to net earnings
Non-cash compensation/benefit related expense	$70	$87	$83
Gain from settlement in lieu of condemnation	(10)	—	—
Other	1	(5)	(2)

	$61	$82	$81

Other
Benefit related payments	$(53)	$(44)	$(47)
Other	(8)	—	7

	$(61)	$(44)	$(40)

Other Cash Flow Information	2007	2006	2005

Interest paid	$203	$173	$176
Interest received	$16	$15	$4
Income taxes paid	$365	$303	$258

NOTE 14.
Quarterly Data (unaudited)

2007	First	Second	Third	Fourth

Net sales	$2,153	$2,252	$1,868	$1,594
Gross profit	917	966	774	639
Earnings from continuing operations[1]	269	284	217	53
Earnings from discontinued operations[2]	22	1	—	8
Net earnings	291	285	217	61
Per share — basic Earnings from continuing operations	0.68	0.74	0.57	0.14
Earnings from discontinued operations	0.06	—	—	0.02
Net earnings	0.74	0.74	0.57	0.16
Dividends	0.20	0.20	0.20	0.20
Per share — assuming dilution Earnings from continuing operations[1]	0.66	0.72	0.55	0.14
Earnings from discontinued operations[2]	0.05	—	—	0.02
Net earnings	0.72	0.72	0.55	0.16
Market price High	$38.49	$39.98	$42.65	$40.87
Low	$35.55	$36.37	$38.00	$37.46

2006	First[4]	Second	Third	Fourth

Net sales	$2,002	$2,159	$1,728	$1,454
Gross profit	846	908	707	609
Earnings from continuing operations	286	239	146	84
Earnings (loss) from discontinued operations[3]	16	15	20	(40)
Net earnings	302	254	166	44
Per share — basic Earnings from continuing operations	0.70	0.59	0.36	0.21
Earnings (loss) from discontinued operations	0.04	0.04	0.05	(0.10)
Net earnings	0.74	0.62	0.41	0.11
Dividends	0.18	0.18	0.18	0.18
Per share — assuming dilution Earnings from continuing operations	0.69	0.58	0.35	0.20
Earnings (loss) from discontinued operations[3]	0.04	0.04	0.05	(0.10)
Net earnings	0.73	0.61	0.40	0.11
Market price High	$31.46	$31.30	$32.74	$38.02
Low	$28.29	$28.30	$28.88	$32.12

1	Includes a $14 ($.04 per diluted share) gain from the sale of an idle manufacturing facility in the second quarter and a $25 ($.06 per diluted share) benefit from a tax settlement from the APA (see also Note 8) and a $13 ($.03 per diluted share) benefit from the reversal of legal reserves due to favorable results in litigation in the third quarter.

2	The 2007 results of discontinued operations included a $24 ($.06 per diluted share) gain from the sale of businesses in the United Kingdom and Ireland and $7 ($.02 per diluted share) tax benefit from the resolution of audits in the United Kingdom.

3	The 2006 results of discontinued operations in the fourth quarter included $56 of deferred tax expense due to book/tax basis differences and $5 of after-tax costs associated with the sale of the businesses in the United Kingdom and Ireland (aggregate impact of $.15 per diluted share).

4	Includes a $13 ($8 after tax or $.02 per diluted share) benefit from a change in inventory accounting method (see also Note 13) and $60 ($.14 per diluted share) benefit from the favorable resolution of a U.S. tax contingency. (See also Note 8.)

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
The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of July 29, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment using those criteria, management concluded that the company’s internal control over financial reporting was effective as of July 29, 2007.
The effectiveness of the company’s internal control over financial reporting as of July 29, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Douglas R. Conant
President and Chief Executive Officer
Robert A. Schiffner
Senior Vice President and Chief Financial Officer
Anthony P. DiSilvestro
Vice President — Controller
September 25, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE SHAREOWNERS AND DIRECTORS OF CAMPBELL SOUP COMPANY

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of shareowners’ equity and of cash flows present fairly, in all material respects, the financial position of Campbell Soup Company and its subsidiaries at July 29, 2007 and July 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended July 29, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe our audits provide a reasonable basis for our opinions.
As discussed in Note 1 and Note 2, the company changed its accounting for defined benefit pension and other postretirement plans as of July 29, 2007 and share-based compensation as of August 1, 2005.
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
September 25, 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 29, 2007 (the “Evaluation Date”). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective, and are reasonably designed to ensure that all material information relating to the company
(including its consolidated subsidiaries) required to be included in the company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
The annual report of management on the company’s internal control over financial reporting is provided under “Financial Statements and Supplementary Data” on page 44. The attestation report of PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm, regarding the company’s internal control over financial reporting is provided under “Financial Statements and Supplementary Data” on page 45.
During the quarter ended July 29, 2007, there were no changes in the company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The sections entitled “Election of Directors,” “Security Ownership of Directors and Executive Officers” and “Directors and Executive Officers Stock Ownership Reports” in the company’s Proxy Statement for the Annual Meeting of Shareowners to be held on November 16, 2007 (the “2007 Proxy”) are incorporated herein by reference. The information presented in the section entitled “Corporate Governance—Board Committees” in the 2007 Proxy relating to the members of the company’s Audit Committee and the Audit Committee’s financial expert is incorporated herein by reference.
Certain of the information required by this Item relating to the executive officers of the company is set forth under the heading “Executive Officers of the Company.”
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
The company has also adopted a separate Code of Business Conduct and Ethics applicable to the Board of Directors, the company’s officers and all of the company’s employees. The Code of Business Conduct and Ethics is posted on the company’s website, www.campbellsoupcompany.com (under the “Governance” caption). The company’s Corporate Governance Standards and the charters of the company’s four standing committees of the Board of Directors can also be found at this website. Printed copies of the foregoing are available to any shareowner requesting a copy by:
•	writing to Investor Relations, Campbell Soup Company, 1 Campbell Place, Camden, NJ 08103-1799;

•	calling 1-888-SIP-SOUP (1-888-747-7687); or

•	Leaving a message on the company’s home page at www.campbellsoupcompany.com.

ITEM 11. EXECUTIVE COMPENSATION
The information presented in the sections entitled “Compensation Discussion and Analysis,” “Summary Compensation Table — Fiscal 2007,” “Grants of Plan-Based Awards in Fiscal 2007,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested in Fiscal 2007,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Post- Termination Compensation and Benefits,” “Director Compensation,” “Compensation and Organization Committee Interlocks and Insider Participation” and “Compensation and Organization Committee Report” in the 2007 Proxy is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNER MATTERS
Security Ownership of Certain Beneficial Owners and Management
The information presented in the sections entitled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2007 Proxy is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about the company’s stock that may be issued under the company’s equity compensation plans as of July 29, 2007:

			Number of Securities
			Remaining Available For
			Future Issuance Under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued Upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected
Plan Category	Warrants and Rights (a)	Warrants and Rights (b)	in the First Column) (c)

Equity Compensation Plans Approved by Security Holders[1]	23,646,226	$ 27.61	16,284,512

Equity Compensation Plans Not Approved by Security Holders[2]	1,684,417	N/A	N/A

Total	25,330,643	N/A	16,284,512

1
Column (a) represents stock options and restricted stock units outstanding under the 2005 Long-Term Incentive Plan, the 2003 Long-Term Incentive Plan and the 1994 Long-Term Incentive Plan. No additional awards can be made under the 1994 Long-Term Incentive Plan. Future equity awards under the 2005 Long-Term Incentive Plan and the 2003 Long-Term Incentive Plan may take the form of stock options, stock appreciation rights, performance unit awards, restricted stock, restricted performance stock, restricted stock units or stock awards. Column (b) represents the weighted-average exercise price of the outstanding stock options only; the outstanding restricted stock units are not included in this calculation. Column (c) represents the maximum aggregate number of future equity awards that can be made under the 2005 Long-Term Incentive Plan and the 2003 Long-Term Incentive Plan as of July 29, 2007. The maximum number of future equity awards that can be made under the 2005 Long-Term Incentive Plan as of July 29, 2007 is 3,473,286. The maximum number of future equity awards that can be made under the 2003 Long-Term Incentive Plan as of July 29, 2007 is 12,811,226 (the “2003 Plan Limit”). Each stock option or stock appreciation right awarded under the 2003 Long-Term Incentive Plan reduces the 2003 Plan Limit by one share. Each restricted stock unit, restricted stock, restricted performance stock or stock award under the 2003 Long-Term Incentive Plan reduces the 2003 Plan Limit by four shares. In the event any award (or portion thereof) under the 1994 Long-Term Incentive Plan lapses, expires or is otherwise terminated without the issuance of any company stock or is settled by delivery of consideration other than company stock, the maximum number of future equity awards that can be made under the 2003 Long-Term Incentive Plan automatically increases by the number of such shares.

2
The company’s Deferred Compensation Plans (the “Plans”) allow participants the opportunity to invest in various book accounts, including a book account that tracks the performance of the company’s stock (the “Stock Account”). Upon distribution, participants may receive the amounts invested in the Stock Account in the form of shares of company stock. Column (a) represents the maximum number of shares that could be issued upon a complete distribution of all amounts in the Stock Account. This calculation is based upon the amount of funds in the Stock Account as of July 29, 2007 and a $37.49 share price, which was the closing price of a share of company stock on July 27, 2007 (the last business day before July 29, 2007). 1,078,385 of the total number of shares that could be issued upon a complete distribution of the Plans are fully vested, and 606,032 of the shares are subject to restrictions.

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
Each participant’s contributions to the Plans are credited to an investment account in the participant’s name. Gains and losses in the participant’s account are based on the performance of the investment choices the participant has selected. Six investment choices are available, including the Stock Account. In addition to the Stock Account, participants also generally have the opportunity to invest in (i) a book account that tracks the performance of Fidelity’s Spartan U.S. Equity Index Fund, (ii) a book account that tracks the performance of Fidelity’s Puritan Fund, (iii) a book account that tracks the performance of the Fidelity Spartan Extended Market Index Fund, (iv) a book account that tracks the performance of the Fidelity Spartan International Index Fund, and (v) a book account that credits interest at the Wall Street Journal indexed prime rate (determined on November 1 for the subsequent calendar year).
A participant may reallocate his or her investment account at any time among the six investment choices, except that (i) restricted stock awards must be invested in the Stock Account during the restriction period, (ii) reallocations of the Stock Account must be made in compliance with the company’s policies on trading company stock, and (iii) amounts invested prior to January 1, 2005 may not be reallocated to the Fidelity Spartan Extended Market Index Fund or the Fidelity Spartan International Index Fund. Dividends on amounts invested in the Stock Account may be reallocated among the six investment accounts, except that dividends on amounts invested in the Stock Account prior to January 1, 2005 may not be invested in the Fidelity Spartan Extended Market Index Fund or the Fidelity Spartan International Index Fund. The company credits a participant’s account with an amount equal to the matching contribution that the company would have made to the participant’s 401(k) Plan account if the participant had not deferred compensation under the Plan. In addition, for those individuals whose base salary and annual incentive compensation exceed the Internal Revenue
Service indexed compensation limit for the 401(k) Plan, the company credits such individual’s account with an amount equal to the contribution the company would have made to the 401(k) Plan but for the compensation limit. These company contributions vest in 20% increments over the participant’s first five (5) years of credited service; after the participant’s first five (5) years of service, the company contributions vest immediately. Except as described above, there is no company match on deferred compensation.
For terminations and retirements, a participant’s account is generally paid out in accordance with the last valid distribution election made by the participant. The applicable elections include: (i) a lump sum, (ii) 5 annual installments, (iii) 10 annual installments, (iv) 15 annual installments (not available to participants terminated prior to their 55th birthday), and (v) 20 annual installments (not available to participants terminated prior to their 55th birthday). For distributions upon death, if a participant’s beneficiary is his or her spouse, the account is generally paid out in accordance with the last valid death distribution election (or, if there is no death distribution election, the regular distribution election). If a participant’s beneficiary is not his or her spouse, then the account is generally paid out in a lump sum. The administrator of the Plans has also established procedures for hardship withdrawals and, for amounts vested prior to January 1, 2005, unplanned withdrawals. In the event of a change in control of the company, the Stock Account is automatically converted into cash based upon a formula provided in the Plans.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information presented in the section entitled “Transactions with Related Persons,” “Corporate Governance — Director Independence” and “Corporate Governance — Board Committees” in the 2007 Proxy is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information presented in the section entitled “Independent Registered Public Accounting Firm Fees and Services” in the 2007 Proxy is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
1.	Financial Statements
•	Consolidated Statements of Earnings for 2007, 2006 and 2005

•	Consolidated Balance Sheets as of July 29, 2007 and July 30, 2006

•	Consolidated Statements of Cash Flows for 2007, 2006 and 2005

•	Consolidated Statements of Shareowners’ Equity for 2007, 2006 and 2005

•	Notes to Consolidated Financial Statements

•	Management’s Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm
2.	Financial Statement Schedules

None.

3.	Exhibits

3(i)	Campbell’s Restated Certificate of Incorporation as amended through February 24, 1997 was filed with the Securities and Exchange Commission (“SEC”) with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 28, 2002, and is incorporated herein by reference.

3(ii)	Campbell’s By-Laws, as amended through May 25, 2006, were filed with the SEC on a Form 8-K (SEC file number 1-3822) on May 26, 2006, and are incorporated herein by reference.

4(i)	With respect to Campbell’s 6.75% notes due 2011, the form of Indenture between Campbell and Bankers Trust Company, as Trustee, and the associated form of security were filed with the SEC with Campbell’s Registration Statement No. 333-11497, and are incorporated herein by reference.

4(ii)	Except as described in 4(i) above, there is no instrument with respect to long-term debt of the company that involves indebtedness or securities authorized thereunder exceeding 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. The company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the company upon request of the SEC.

9	Major Stockholders’ Voting Trust Agreement dated June 2, 1990, as amended, was filed with the SEC by (i) Campbell as Exhibit 99.C to Campbell’s Schedule 13E-4 (SEC file number 5-7735) filed on September 12, 1996, and (ii) with respect to certain subsequent amendments, the Trustees of the Major Stockholders’ Voting Trust as Exhibit 99.G to Amendment No. 7 to their Schedule 13D (SEC file number 5-7735) dated March 3, 2000, and as Exhibit 99.M to Amendment No. 8 to their Schedule 13D (SEC file number 5-7735) dated January 26, 2001, and as Exhibit 99.P to Amendment No. 9 to their Schedule 13D (SEC file number 5-7735) dated September 30, 2002, and is incorporated herein by reference.

10(a)	Campbell Soup Company 1994 Long-Term Incentive Plan, as amended on November 17, 2000, was filed with the SEC with Campbell’s 2000 Proxy Statement (SEC file number 1-3822), and is incorporated herein by reference.

10(b)	Campbell Soup Company 2003 Long-Term Incentive Plan was filed with the SEC with Campbell’s 2003 Proxy Statement (SEC file number 1-3822), and is incorporated herein by reference.

10(c)	Campbell Soup Company 2005 Long-Term Incentive Plan was filed with the SEC with Campbell’s 2005 Proxy Statement (SEC file number 1-3822), and is incorporated herein by reference.

10(d)	Campbell Soup Company Annual Incentive Plan, as amended on November 18, 2004, was filed with the SEC with Campbell’s 2004 Proxy Statement (SEC file number 1-3822), and is incorporated herein by reference.

10(e)	Campbell Soup Company Mid-Career Hire Pension Program, amended effective as of January 25, 2001, was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 29, 2001, and is incorporated herein by reference.

10(f)
Deferred Compensation Plan, effective November 18, 1999, was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 30, 2000, and is incorporated herein by reference.

10(g)
Severance Protection Agreement dated January 8, 2001, with Douglas R. Conant, President and Chief Executive Officer, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 28, 2001, and is incorporated herein by reference. Agreements with the other executive officers listed under the heading “Executive Officers of the Company” are in all material respects the same as Mr. Conant’s agreement.

10(h)
Letter Agreement between the company and Mark A. Sarvary, effective as of February 9, 2004, regarding severance arrangements was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended May 2, 2004, and is incorporated herein by reference.

10(i)
Campbell Soup Company Severance Pay Plan for Salaried Employees, as amended and restated effective January 1, 2006, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 29, 2006, and is incorporated herein by reference.

10(j)
Campbell Soup Company Supplemental Severance Pay Plan for Exempt Salaried Employees, as amended and restated effective January 1, 2006, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 29, 2006, and is incorporated herein by reference.

10(k)
Agreement between Campbell’s UK Limited, Campbell Soup UK Limited, Campbell Netherlands Holdings B.V., Campbell Investment Company, Campbell Soup Company, Premier Foods Investments Limited, HL Foods Limited and Premier Foods plc dated July 12, 2006, was filed with the SEC with a Campbell Form 8-K (SEC file number 1-3822) filed on July 14, 2006, and is incorporated herein by reference.

10(l)
Confirmation Agreement dated as of September 28, 2006, between Lehman Brothers Finance S.A. and the company relating to the company’s accelerated fixed share stock repurchase transaction was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended October 29, 2006, and is incorporated herein by reference.

10(m)
Confirmation Agreement dated as of September 28, 2006, between Lehman Brothers Finance S.A. and the company relating to the company’s fixed dollar accelerated stock repurchase transaction was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended October 29, 2006, and is incorporated herein by reference.

10(n)
A special long-term incentive grant of 54,667 performance-restricted shares made to the Senior Vice President and Chief Information Officer, in lieu of grants under the company’s regular long-term incentive program, was described in a Form 8-K (SEC file number 1-3822) filed on November 22, 2005, and such description is incorporated herein by reference.

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
Date: September 26, 2007

CAMPBELL SOUP COMPANY
By:	/s/ Robert A. Schiffner
Robert A. Schiffner
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Campbell and in the capacity and on the date indicated.
Date: September 26, 2007

/s/ Robert A. Schiffner Robert A. Schiffner	/s/ Anthony P. DiSilvestro Anthony P. DiSilvestro
Senior Vice President	Vice President — Controller
and Chief Financial Officer

Harvey Golub	Chairman and Director	}
Douglas R. Conant	President, Chief Executive	}
	Officer and Director	}
Edmund M. Carpenter	Director	}
Paul R. Charron	Director	}
Bennett Dorrance	Director	}
Kent B. Foster	Director	}	By:	/s/ Ellen Oran Kaden
Randall W. Larrimore	Director	}		Ellen Oran Kaden
Philip E. Lippincott	Director	}		Senior Vice President —
Mary Alice D. Malone	Director	}		Law and Government Affairs
Sara Mathew	Director	}
David C. Patterson	Director	}
Charles R. Perrin	Director	}
A. Barry Rand	Director	}
George Strawbridge, Jr.	Director	}
Les C. Vinney	Director	}
Charlotte C. Weber	Director	}

INDEX OF EXHIBITS

Document

3 (i)	Campbell’s Restated Certificate of Incorporation as amended through February 24, 1997 was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 28, 2002, and is incorporated herein by reference.

3 (ii)	Campbell’s By-Laws, as amended through May 25, 2006, were filed with the SEC on a Form 8-K (SEC file number 1-3822) on May 26, 2006, and are incorporated herein by reference.

4 (i)	With respect to Campbell’s 6.75% notes due 2011, the form of Indenture between Campbell and Bankers Trust Company, as Trustee, and the associated form of security were filed with the SEC with Campbell’s Registration Statement No. 333-11497, and are incorporated herein by reference.

4 (ii)	Except as described in 4(i) above, there is no instrument with respect to long-term debt of the company that involves indebtedness or securities authorized thereunder exceeding 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. The company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the company upon request of the SEC.

9	Major Stockholders’ Voting Trust Agreement dated June 2, 1990, as amended, was filed with the SEC by (i) Campbell as Exhibit 99.C to Campbell’s Schedule 13E-4 (SEC file number 5-7735) filed on September 12, 1996, and (ii) with respect to certain subsequent amendments, the Trustees of the Major Stockholders’ Voting Trust as Exhibit 99.G to Amendment No. 7 to their Schedule 13D (SEC file number 5-7735) dated March 3, 2000, and as Exhibit 99.M to Amendment No. 8 to their Schedule 13D (SEC file number 5-7735) dated January 26, 2001, and as Exhibit 99.P to Amendment No. 9 to their Schedule 13D (SEC file number 5-7735) dated September 30, 2002, and is incorporated herein by reference.

10 (a)	Campbell Soup Company 1994 Long-Term Incentive Plan, as amended on November 17, 2000, was filed with the SEC with Campbell’s 2000 Proxy Statement (SEC file number 1-3822), and is incorporated herein by reference.

10 (b)	Campbell Soup Company 2003 Long-Term Incentive Plan was filed with the SEC with Campbell’s 2003 Proxy Statement (SEC file number 1-3822), and is incorporated herein by reference.

10 (c)	Campbell Soup Company 2005 Long-Term Incentive Plan was filed with the SEC with Campbell’s 2005 Proxy Statement (SEC file number 1-3822), and is incorporated herein by reference.

10 (d)	Campbell Soup Company Annual Incentive Plan, as amended on November 18, 2004,

was filed with the SEC with Campbell’s 2004 Proxy Statement (SEC file number 1-3822), and is incorporated herein by reference.

10 (e)	Campbell Soup Company Mid-Career Hire Pension Program, as amended effective as of January 25, 2001, was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 29, 2001, and is incorporated herein by reference.

10 (f)	Deferred Compensation Plan, effective November 18, 1999, was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 30, 2000, and is incorporated herein by reference.

10 (g)	Severance Protection Agreement dated January 8, 2001, with Douglas R. Conant, President and Chief Executive Officer, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 28, 2001, and is incorporated herein by reference. Agreements with the other executive officers listed under the heading “Executive Officers of the Company” are in all material respects the same as Mr. Conant’s agreement.

10 (h)	Letter Agreement between the company and Mark A. Sarvary, effective as of February 9, 2004, regarding severance arrangements was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended May 2, 2004, and is incorporated herein by reference.

10 (i)	Campbell Soup Company Severance Pay Plan for Salaried Employees, as amended and restated effective January 1, 2006, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 29, 2006, and is incorporated herein by reference.

10 (j)	Campbell Soup Company Supplemental Severance Pay Plan for Exempt Salaried Employees, as amended and restated effective January 1, 2006, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 29, 2006, and is incorporated herein by reference.

10 (k)	Agreement between Campbell’s UK Limited, Campbell Soup UK Limited, Campbell Netherlands Holdings B.V., Campbell Investment Company, Campbell Soup Company, Premier Foods Investments Limited, HL Foods Limited and Premier Foods plc dated July 12, 2006, was filed with the SEC with a Campbell Form 8-K (SEC file number 1-3822) filed on July 14, 2006, and is incorporated herein by reference.

10 (l)	Confirmation Agreement dated as of September 28, 2006, between Lehman Brothers Finance S.A. and the company relating to the company’s accelerated fixed share stock repurchase transaction was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended October 29, 2006, and is incorporated herein by reference.

10 (m)	Confirmation Agreement dated as of September 28, 2006, between Lehman Brothers

Finance S.A. and the company relating to the company’s fixed dollar accelerated stock repurchase transaction was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended October 29, 2006, and is incorporated herein by reference.

10 (n)	A special long-term incentive grant of 54,667 performance-restricted shares made to the Senior Vice President and Chief Information Officer, in lieu of grants under the company’s regular long-term incentive program, was described in a Form 8-K (SEC file number 1-3822) filed on November 22, 2005, and such description is incorporated herein by reference.

21	Subsidiaries (Direct and Indirect) of the company.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31 (i)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31 (ii)	Certification of Robert A. Schiffner pursuant to Rule 13a-14(a).

32 (i)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32 (ii)	Certification of Robert A. Schiffner pursuant to 18 U.S.C. Section 1350.