Form 10-Q
period 2007-10-28
CAMPBELL SOUP CO
filed 2007-12-05
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 28, 2007	Commission File Number 1-3822

New Jersey State of Incorporation	21-0419870 I.R.S. Employer Identification No.
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
Yes ☐            No ☑.
There were 383,601,255 shares of Capital Stock outstanding as of November 29, 2007.

PART I.
ITEM 1. FINANCIAL INFORMATION
CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended
	October 28,	October 29,
	2007	2006

Net sales	$2,298	$2,153

Costs and expenses
Cost of products sold	1,344	1,236
Marketing and selling expenses	348	316
Administrative expenses	152	135
Research and development expenses	27	26
Other expenses / (income)	(4)	2

Total costs and expenses	1,867	1,715

Earnings before interest and taxes	431	438
Interest, net	42	41

Earnings before taxes	389	397
Taxes on earnings	119	128

Earnings from continuing operations	270	269
Earnings from discontinued operations	—	22

Net earnings	$270	$291

Per share — basic
Earnings from continuing operations	$.71	$.68
Earnings from discontinued operations	—	.06

Net earnings	$.71	$.74

Dividends	$.22	$.20

Weighted average shares outstanding — basic	379	395

Per share — assuming dilution
Earnings from continuing operations	$.70	$.66
Earnings from discontinued operations	—	.05

Net earnings	$.70	$.72

Weighted average shares outstanding — assuming dilution	388	405

See Notes to Consolidated Financial Statements.
The sum of the individual per share amounts does not equal net earnings per share due to rounding.

CAMPBELL SOUP COMPANY CONSOLIDATED
Balance Sheets
(unaudited)
(millions, except per share amounts)

	October 28,	July 29,
	2007	2007

Current assets
Cash and cash equivalents	$77	$71
Accounts receivable	862	581
Inventories	917	775
Other current assets	162	151

Total current assets	2,018	1,578

Plant assets, net of depreciation	2,064	2,042
Goodwill	1,965	1,872
Other intangible assets, net of amortization	633	615
Other assets	378	338

Total assets	$7,058	$6,445

Current liabilities
Notes payable	$1,041	$595
Payable to suppliers and others	805	694
Accrued liabilities	605	622
Dividend payable	85	77
Accrued income taxes	76	42

Total current liabilities	2,612	2,030

Long-term debt	1,773	2,074
Other liabilities, including deferred income taxes of $360 and $354	1,168	1,046

Total liabilities	5,553	5,150

Shareowners’ equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $ .0375 parvalue; authorized 560 shares; issued 542 shares	20	20
Additional paid-in capital	322	331
Earnings retained in the business	7,261	7,082
Capital stock in treasury, at cost	(6,066)	(6,015)
Accumulated other comprehensive loss	(32)	(123)

Total shareowners’ equity	1,505	1,295

Total liabilities and shareowners’ equity	$7,058	$6,445

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Cash Flows
(unaudited)
(millions)

	Three Months Ended
	October 28,	October 29,
	2007	2006
Cash flows from operating activities:
Net earnings	$270	$291
Adjustments to reconcile net earnings to operating cash flow
Stock-based compensation	18	17
Depreciation and amortization	68	64
Deferred income taxes	7	(51)
Gain on sale of businesses (Note d)	—	(36)
Other, net	17	17
Changes in working capital
Accounts receivable	(259)	(300)
Inventories	(124)	(132)
Prepaid assets	(14)	(10)
Accounts payable and accrued liabilities	134	180
Pension fund contributions	(36)	(25)
Payments for hedging activities	(3)	(90)
Other	(4)	(13)

Net cash provided by (used in) operating activities	74	(88)

Cash flows from investing activities:
Purchases of plant assets	(40)	(46)
Sales of businesses, net of cash divested (Note d)	—	866
Other, net	(1)	—

Net cash provided by (used in) investing activities	(41)	820

Cash flows from financing activities:
Long-term repayments	(28)	(8)
Repayments of notes payable	—	(300)
Net short-term borrowings (repayments)	141	(69)
Dividends paid	(77)	(74)
Treasury stock purchases	(78)	(751)
Treasury stock issuances	8	37
Excess tax benefits on stock-based compensation	2	5

Net cash used in financing activities	(32)	(1,160)

Effect of exchange rate changes on cash	5	1

Net change in cash and cash equivalents	6	(427)
Cash and cash equivalents — beginning of period	71	657

Cash and cash equivalents — end of period	$77	$230

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Shareowners’ Equity
(unaudited)
(millions, except per share amounts)

						Earnings	Accumulated
	Capital Stock				Additional	Retained	Other	Total
	Issued		In Treasury		Paid-in	in the	Comprehensive	Shareowners’
	Shares	Amount	Shares	Amount	Capital	Business	Income (Loss)	Equity

Balance at July 30, 2006	542	$20	(140)	$(5,147)	$352	$6,539	$4	$1,768

Comprehensive income (loss)
Net earnings						291		291
Foreign currency translation adjustments							(40)	(40)
Cash-flow hedges, net of tax							10	10
Minimum pension liability, net of tax							16	16

Other comprehensive loss							(14)	(14)
Total comprehensive income								277

Dividends ($.20 per share)						(78)		(78)
Treasury stock purchased			(20)	(723)	(28)			(751)
Treasury stock issued under management incentive and stock option plans			2	57	(5)			52

Balance at October 29, 2006	542	$20	(158)	$(5,813)	$319	$6,752	$(10)	$1,268

Balance at July 29, 2007	542	$20	(163)	$(6,015)	$331	$7,082	$(123)	$1,295

Comprehensive income (loss)
Net earnings						270		270
Foreign currency translation adjustments, net of tax							94	94
Cash-flow hedges, net of tax							(1)	(1)
Pension and postretirement benefits, net of tax							(2)	(2)

Other comprehensive income							91	91
Total comprehensive income								361

Impact of adoption of FIN 48 (Note k)						(6)		(6)
Dividends ($.22 per share)						(85)		(85)
Treasury stock purchased			(2)	(78)				(78)
Treasury stock issued under management incentive and stock option plans			1	27	(9)			18

Balance at October 28, 2007	542	$20	(164)	$(6,066)	$322	$7,261	$(32)	$1,505

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Notes to Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)
(a)	Basis of Presentation / Accounting Policies

The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the indicated periods. All such adjustments are of a normal recurring nature. The accounting policies used in preparing these financial statements are consistent with those applied in the Annual Report on Form 10-K for the year ended July 29, 2007. Certain reclassifications were made to the prior year amounts to conform with current presentation. The results for the period are not necessarily indicative of the results to be expected for other interim periods or the full year.

(b)	Recently Adopted Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 clarifies the criteria that must be met for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. This Interpretation also addresses derecognition, recognition of related penalties and interest, classification of liabilities and disclosures of unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company adopted FIN 48 as of July 30, 2007. See Note (k) for additional information.

(c)	Recently Issued Accounting Pronouncements

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

(d)	Discontinued Operations

On August 15, 2006, the company completed the sale of its businesses in the United Kingdom and Ireland for £460, or approximately $870, pursuant to a Sale and Purchase Agreement dated July 12, 2006. The United Kingdom and Ireland businesses included Homepride sauces, OXO stock cubes, Batchelors soups and McDonnells and Erin soups. The Sale and Purchase Agreement provided for working capital and other post-closing adjustments. The company has reflected the results of these businesses as discontinued operations in the consolidated statements of earnings. In the first quarter 2007, the company recorded a pre-tax gain of $36 ($22 after tax) on the sale of the businesses. An additional pre-tax gain of $3 was recognized in the second quarter of 2007 following the final resolution of the post-closing adjustments.

Results of discontinued operations were as follows:

October 29,
2006

Net sales	$16

Earnings from operations before taxes	$—

Pre-tax gain on sale	36

Taxes on earnings — operations	—

Tax impact of gain on sale	14

Earnings from discontinued operations	$22

Upon completion of the sale, the company paid $83 to settle cross-currency swap contracts and foreign exchange forward contracts which hedged exposures related to the businesses.

(e)	Stock-based Compensation

The company provides compensation benefits by issuing unrestricted stock, restricted stock (including EPS performance restricted stock and total shareowner return (TSR) performance restricted stock) and restricted stock units. In previous fiscal years, the company also issued stock options and stock appreciation rights to provide compensation benefits. In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (SFAS No. 123R), which requires stock-based compensation to be measured based on the grant-date fair value of the awards and the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. The company adopted the provisions of SFAS No. 123R as of August 1, 2005. SFAS No. 123R was adopted using the modified prospective transition method.

Total pre-tax stock-based compensation recognized in the Statements of Earnings was $18 and $17 for the first quarter ended October 28, 2007 and October 29, 2006, respectively. Tax related benefits of $7 and $6 were also recognized for the first quarter of 2008 and 2007, respectively. Stock-based compensation associated with discontinued operations was not material. Cash received from the exercise of stock options was $8 and $37 for the first quarter of 2008 and 2007, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

The following table summarizes stock option activity as of October 28, 2007:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
(options in thousands)	Options	Exercise Price	Contractual Life	Value
Outstanding at July 29, 2007	22,889	$27.61
Granted	—	—
Exercised	(296)	$25.99
Terminated	(50)	$29.18

Outstanding at October 28, 2007	22,543	$27.62	5.0	$207

Exercisable at October 28, 2007	22,307	$27.60	5.0	$206

The total intrinsic value of options exercised during the three-month periods ended October 28, 2007 and October 29, 2006 was $3 and $14, respectively. As of October 28, 2007, total remaining unearned compensation related to unvested stock options was less than $1 million, which will be amortized over the weighted-average remaining service period of less than 1 year. The company measures the fair value of stock options using the Black-Scholes option pricing model.

The following table summarizes time-lapse restricted stock and EPS performance restricted stock as of October 28, 2007:

		Weighted-Average
		Grant-Date
(restricted stock in thousands)	Shares	Fair Value
Nonvested at July 29, 2007	3,108	$31.18
Granted	1,293	$36.91
Vested	(844)	$32.36
Forfeited	(27)	$32.38

Nonvested at October 28, 2007	3,530	$32.99

The fair value of time-lapse restricted stock and EPS performance restricted stock is determined based on the number of shares granted and the quoted price of the company’s stock at the date of grant. Time-lapse restricted stock granted in fiscal 2004 and 2005 is expensed on a graded-vesting basis. Time-lapse restricted stock granted in fiscal 2006, 2007 and 2008 is expensed on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis. EPS restricted stock is expensed on a graded-vesting basis, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis.

As of October 28, 2007, total remaining unearned compensation related to nonvested time-lapse restricted stock and EPS performance restricted stock was $75, which will be amortized over the weighted-average remaining service period of 2.0 years. The fair value of restricted stock vested during the three-month periods ended October 28, 2007 and October 29, 2006 was $31 and $21, respectively. The weighted-average grant-date fair value of the restricted stock granted during the three-month period ended October 29, 2006 was $35.95.

The following table summarizes TSR performance restricted stock as of October 28, 2007:

		Weighted-Average
		Grant-Date
(restricted stock in thousands)	Shares	Fair Value
Nonvested at July 29, 2007	2,735	$27.58
Granted	1,431	$34.64
Vested	(4)	$28.73
Forfeited	(27)	$27.45

Nonvested at October 28, 2007	4,135	$30.03

The fair value of TSR performance restricted stock is estimated at the grant date using a Monte Carlo simulation. Expense is recognized on a straight-line basis over the service period. As of October 28, 2007, total remaining unearned compensation related to TSR performance restricted stock was $75, which will be amortized over the weighted-average remaining service period of 2.3 years. The grant-date fair value of TSR performance restricted stock granted during the three-month period ended October 29, 2006 was $26.30.

(f)	Goodwill and Intangible Assets

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	October 28, 2007		July 29, 2007
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization[1]:
Other	$16	$(8)	$16	$(8)

Intangible assets not subject to amortization:
Trademarks	$625		$607

[1]	Amortization related to these assets was less than $1 for the three-month periods ended October 28, 2007 and October 29, 2006. The estimated aggregated amortization expense for each of the five succeeding fiscal years is less than $1 per year. Asset useful lives range from twelve to thirty-four years.

Changes in the carrying amount for goodwill for the period ended October 28, 2007 are as follows:

	U.S. Soup,		International
	Sauces and	Baking and	Soup, Sauces
	Beverages	Snacking	and Beverages	Other	Total
Balance at July 29, 2007	$428	$683	$610	$151	$1,872

Foreign currency translation adjustment	—	53	40	—	93

Balance at October 28, 2007	$428	$736	$650	$151	$1,965

(g)	Comprehensive Income

Total comprehensive income comprises net earnings, net foreign currency translation adjustments, adjustments to net unrealized gains (losses) on cash-flow hedges and adjustments to net unamortized pension and postretirement benefits.

Total comprehensive income for the three-month periods ended October 28, 2007 and October 29, 2006, was $361 and $277, respectively.

The components of Accumulated other comprehensive loss consisted of the following:

	October 28,	July 29,
	2007	2007
Foreign currency translation adjustments, net of tax[1]	$223	$129
Cash-flow hedges, net of tax[2]	(7)	(6)
Unamortized pension and postretirement benefits, net of tax:[3]
Net actuarial loss	(241)	(239)
Prior service cost	(7)	(7)

Total Accumulated other comprehensive loss	$(32)	$(123)

[1]	Includes a tax expense of $7 as of October 28, 2007 and $5 as of July 29, 2007.

[2]	Includes a tax benefit of $3 as of October 28, 2007 and $2 as of July 29, 2007.

[3]	Includes a tax benefit of $136 as of October 28, 2007 and $135 as of July 29, 2007.
(h)	Earnings Per Share

For the periods presented in the Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and restricted stock programs, except when such effect would be antidilutive. Stock options to purchase approximately 1 million shares of capital stock for the three-month periods ended October 28, 2007 and October 29, 2006, were not included in the calculation of diluted earnings per share because the exercise price of the stock options exceeded the average market price of the capital stock and therefore, the effect would be antidilutive.

(i)	Segment Information

Campbell Soup Company, together with its consolidated subsidiaries, is a global manufacturer and marketer of high-quality, branded convenience food products. The company manages and reports the results of operations in the following segments: U.S. Soup, Sauces and Beverages, Baking and Snacking, International Soup, Sauces and Beverages (formerly reported as International Soup and Sauces), and Other.

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

The International Soup, Sauces and Beverages segment includes the soup, sauce and beverage businesses outside of the United States, including Europe, Mexico, Latin America, the Asia Pacific region, and the retail business in Canada. Also, see Note (d) to the Consolidated Financial Statements for additional information on the sale of the businesses in the United Kingdom and Ireland. These businesses were historically included in this segment. The results of operations of these businesses have been reflected as discontinued operations.

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

Accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those described in the company’s 2007 Annual Report on Form 10-K. The company evaluates segment performance before interest and taxes. Away From Home products are principally produced by the tangible assets of the company’s other segments, except for refrigerated soups, which are produced in a separate facility, and certain other products, which are produced under contract manufacturing agreements. Accordingly, with the exception of the designated refrigerated soup facility, plant assets are not allocated to the Away From Home operations. Depreciation, however, is allocated to Away From Home based on production hours.

October 28, 2007

		Earnings	Depreciation
		Before Interest	and	Capital
Three Months Ended	Net Sales	and Taxes	Amortization	Expenditures
U.S. Soup, Sauces and Beverages	$1,097	$310	$21	$8

Baking and Snacking	532	73	19	11

International Soup, Sauces and Beverages	389	51	12	5

Other	280	25	8	9

Corporate[1]	—	(28)	8	7

Total	$2,298	$431	$68	$40

October 29, 2006

		Earnings	Depreciation
		Before Interest	and	Capital
Three Months Ended	Net Sales	and Taxes	Amortization[2]	Expenditures
U.S. Soup, Sauces and Beverages	$1,052	$322	$20	$14

Baking and Snacking	484	68	21	9

International Soup, Sauces and Beverages	346	48	8	2

Other	271	26	7	11

Corporate [1]	—	(26)	7	10

Total	$2,153	$438	$63	$46

[1]	Represents unallocated corporate expenses.

[2]	Depreciation and amortization from discontinued operations was $1 for the three-month period ended October 29, 2006.

(j)	Inventories

	October 28,	July 29,
	2007	2007
Raw materials, containers and supplies	$330	$289
Finished products	587	486

	$917	$775

(k)	Taxes on Earnings

The company adopted the provisions of the FIN 48 as of July 30, 2007 (the beginning of fiscal 2008). Upon adoption, the company recognized a cumulative-effect adjustment of $6 as an increase in the liability for unrecognized tax benefits, including interest and penalties, and a reduction in retained earnings. As of July 30, 2007, the liability for unrecognized tax benefits was approximately $67, all of which would impact the effective tax rate if recognized.

Upon adoption of FIN 48, the company reports interest related to unrecognized tax benefits and penalties as part of income tax expense and the liability for unrecognized tax benefits. As of July 30, 2007, the company had accrued interest and penalties of approximately $9 (net of a tax benefit of $2).

Approximately $1 of the unrecognized tax benefit liabilities are expected to be settled within the next twelve months and are classified in accrued income taxes on the Consolidated Balance Sheet as of October 28, 2007. The remaining $66 of unrecognized tax benefit liabilities as of July 30, 2007 were reclassified from accrued income taxes to other non-current liabilities on the Consolidated Balance Sheet. The balance in non-current liabilities for unrecognized tax benefits was $68 as of October 28, 2007.

The company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Belgium, France and Germany. With limited exceptions, the company is no longer subject to U.S. federal examination for fiscal years prior to 2005. However, several state income tax examinations are in progress for fiscal years 1996 to 2006.

In Australia, the company has been subject to a limited scope audit by the Australian tax office for fiscal years through 2002. However, the statute of limitation is open for fiscal years 2003 forward. With limited exceptions, the company is no longer subject to income tax audits in Canada for fiscal years before 2004. Similarly, the company is no longer subject to income tax audits prior to fiscal year 2004 in Belgium, France and Germany.

(l)	Accounting for Derivative Instruments

The company utilizes certain derivative financial instruments to enhance its ability to manage risk including interest rate, foreign currency, commodity and certain equity-linked deferred compensation exposures that exist as part of ongoing business operations. A description of the company’s use of derivative instruments is included in the Annual Report on Form 10-K for the year ended July 29, 2007.

Interest Rate Swaps

The notional amount of outstanding fair-value interest rate swaps at October 28, 2007 totaled $675 with a maximum maturity date of October 2013. The fair value of such instruments was a loss of $5 as of October 28, 2007.

The notional amount of outstanding variable-to-fixed interest rate swaps accounted for as cash-flow hedges was $92 as of October 28, 2007. The fair value of such instruments was a gain of $1 as of October 28, 2007.

Foreign Currency Contracts

The fair value of foreign exchange forward and cross-currency swap contracts accounted for as cash-flow hedges was a loss of $83 at October 28, 2007. The notional amount was $426 at October 28, 2007.

The company also enters into certain foreign exchange forward and variable-to-variable cross-currency swap contracts that are not designated as accounting hedges. These instruments are primarily intended to reduce volatility of certain intercompany financing transactions. The fair value of these instruments was a loss of $66 at October 28, 2007. The notional amount was $720 at October 28, 2007.

Foreign exchange forward contracts typically have maturities of less than eighteen months. Cross-currency swap contracts mature in 2008 through 2014. Principal currencies include the Australian dollar, Canadian dollar, British pound, euro, Japanese yen, New Zealand dollar and Swedish krona.

As of October 28, 2007, the accumulated derivative net loss in other comprehensive loss for cash-flow hedges, including the foreign exchange forward and cross-currency contracts, forward starting swap contracts, and treasury lock agreements was $7, net of tax. As of October 29, 2006, the accumulated derivative net loss in other comprehensive loss was $5, net of tax. Reclassifications from Accumulated other comprehensive income (loss) into the Statements of Earnings during the quarter ended October 28, 2007 were not material. Reclassifications during the remainder of 2008 are not expected to be material. At October 28, 2007, the maximum maturity date of any cash-flow hedge was August 2014.

(m)	Pension and Postretirement Medical Benefits

The company sponsors certain defined benefit plans and postretirement medical benefit plans for employees. Components of benefit expense were as follows:

Three Months Ended	Pension		Postretirement
	Oct. 28, 2007	Oct. 29, 2006	Oct. 28, 2007	Oct. 29, 2006
Service cost	$12	$12	$1	$1
Interest cost	29	28	5	5
Expected return on plan assets	(42)	(39)	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	6	7	—	—

Net periodic benefit expense	$5	$8	$6	$6

In the first quarter 2008, the company made a $35 voluntary contribution to a U.S. pension plan. Additional contributions to the U.S. pension plans are not expected this fiscal year. Contributions of $1 were made to the non-U.S. plans as of October 28, 2007. Contributions to non-U.S. plans are expected to be $8 during the remainder of the fiscal year.

(n)	Supplemental Cash Flow Information

Other cash used in operating activities for the three-month periods is comprised of the following:

	October 28, 2007	October 29, 2006
Benefit related payments	$(9)	$(11)
Other	5	(2)

	$(4)	$(13)

(o)	Share Repurchase Programs

In November 2005, the company’s Board of Directors authorized the purchase of up to $600 of company stock through fiscal 2008. In August 2006, the company’s Board of Directors authorized using up to $620 of the net proceeds from the sale of the United Kingdom and Ireland businesses to purchase company stock. The August 2006 program was completed by the end of fiscal 2007. In addition to these two publicly announced programs, the company repurchases shares to offset the impact of dilution from shares issued under the company’s stock compensation plans.

During the first quarter of fiscal 2008, the company repurchased 2 million shares at a cost of $78. The majority of these shares were repurchased pursuant to the company’s November 2005 publicly announced share repurchase program.

During the first quarter of fiscal 2007, the company repurchased 20 million shares at a cost of $751. The majority of these shares were repurchased pursuant to the company’s publicly announced share repurchase programs. Pursuant to the publicly announced programs, the company entered into two accelerated share repurchase agreements for approximately $600 of common stock which settled in July 2007.

ITEM 2.
CAMPBELL SOUP COMPANY CONSOLIDATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Overview of Continuing Operations
Net sales increased 7% to $2.3 billion for the first quarter ended October 28, 2007 from $2.15 billion in the comparable quarter a year ago. The company reported earnings from continuing operations of $270 million in 2008, versus $269 million last year. Earnings per share from continuing operations were $.70 compared to $.66 a year ago, an increase of 6%, reflecting lower weighted average diluted shares outstanding in 2008 as a result of share repurchase activity. (All earnings per share amounts included in Management’s Discussion and Analysis are presented on a diluted basis.)
Current year earnings from continuing operations were favorably impacted by an increase in net sales, a lower effective tax rate, and currency, mostly offset by a reduction in gross margin as a percentage of sales, and increases in marketing and selling expenses and in administrative expenses.
Sales
An analysis of net sales by reportable segment follows:

	(millions)
	2008	2007	% Change
U.S. Soup, Sauces and Beverages	$1,097	$1,052	4%
Baking and Snacking	532	484	10
International Soup, Sauces and Beverages	389	346	12
Other	280	271	3

	$2,298	$2,153	7%

An analysis of percent change of net sales by reportable segment follows:

			International
	U.S. Soup,	Baking	Soup,
	Sauces and	and	Sauces and
	Beverages	Snacking	Beverages	Other	Total
Volume and Mix	6%	3%	3%	2%	4%
Price and Sales Allowances	—	3	1	1	1
Increased Promotional Spending[1]	(2)	—	—	(1)	(1)
Currency	—	5	8	1	3
Divestiture	—	(1)	—	—	—

	4%	10%	12%	3%	7%

[1]	Represents revenue reductions from trade promotion and consumer coupon redemption programs.
In U.S. Soup, Sauces and Beverages, total U.S. soup sales decreased 1% compared to an increase of 10% a year ago. Sales of condensed soups decreased 2% due to lower sales of eating varieties. Sales of ready-to-serve soups declined 2%. Within ready-to-serve soup, a sales decline in the convenience platform, which includes soups in microwavable bowls and cups, was partially offset by gains in Campbell’s Select and Campbell’s Chunky soups in cans due to increased promotional activity and advertising. Sales of Campbell’s Chunky soups also benefited from the launch of new Chunky Fully Loaded products. U.S. soup sales benefited from the performance of lower-sodium varieties. Sales of Swanson broths increased 8% due to increased advertising and the introduction of new sizes of aseptically-packaged varieties. In other parts of the business, beverage sales increased double digits, with gains in V8 vegetable juice, V8 V-Fusion juice, V8 Splash juice drinks, and Campbell’s tomato juice. The sales increase was driven by continued strong consumer demand for healthy beverages, increased advertising, and a new distribution agreement for refrigerated single-serve beverages with Coca-Cola North America and Coca-Cola Enterprises Inc. Prego pasta sauce sales increased double digits driven by increased advertising and promotional activity. Sales of Pace Mexican sauces declined.
In Baking and Snacking, Pepperidge Farm achieved sales growth with gains in each of its businesses – cookies and crackers, bakery, and frozen. In the cookies and crackers business, sales gains were driven primarily by growth of Pepperidge Farm Goldfish snack crackers and the performance of soft baked and 100-calorie pack cookies. Sales growth of Pepperidge Farm bakery products was driven by gains in whole-grain breads, sandwich rolls and bagels. Arnott’s sales increased double digits primarily due to the favorable impact of currency and gains in the biscuit business, partially offset by a decline in the snack foods business. Sales were also impacted by the divestiture of the company’s ownership interest in Papua New Guinea operations in June 2007.
In International Soup, Sauces and Beverages, excluding the impact of currency, sales increased due to gains in the company’s businesses in Canada, Mexico, the Asia Pacific region, Belgium and France.
In Other, the sales increase was primarily due to double-digit growth in Godiva Chocolatier behind gains in all regions and the favorable impact of currency. Away From Home sales decreased due to declines in frozen entrees and refrigerated soup, partially offset by the favorable impact of currency.

Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $37 million in 2008. As a percent of sales, gross margin decreased from 42.6% in 2007 to 41.5% in 2008. The percentage point decrease was due to the impact of cost inflation and other factors (approximately 2.3 percentage points), a higher level of promotional spending (approximately 0.6 percentage points) and unfavorable mix (approximately 0.4 percentage points), partially offset by productivity improvements (approximately 1.5 percentage points) and higher selling prices (approximately 0.7 percentage points).
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 15.1% in 2008 and 14.7% in 2007. Marketing and selling expenses increased 10% in 2008 from 2007. The increase was primarily driven by higher advertising expenses (approximately 4 percentage points), an increase in selling expenses (approximately 3 percentage points), principally at Godiva, and the impact of currency (approximately 2 percentage points).
Administrative Expenses
Administrative expenses as a percent of sales were 6.6% in 2008 and 6.3% in 2007. Administrative expenses increased by 13% in 2008 from 2007. The increase was primarily due to an increase in compensation and benefit costs (approximately 7 percentage points), including costs associated with a business realignment in North America, the impact of currency (approximately 2 percentage points), costs to establish businesses in Russia and China (approximately 1 percentage point), and higher general administrative costs (approximately 3 percentage points).
Operating Earnings
Segment operating earnings decreased 1% in 2008 from 2007.
An analysis of operating earnings by segment follows:

	(millions)
	2008	2007	% Change
U.S. Soup, Sauces and Beverages	$310	$322	(4)%
Baking and Snacking	73	68	7
International Soup, Sauces and Beverages	51	48	6
Other	25	26	(4)

	459	464	(1)
Corporate	(28)	(26)

	$431	$438	(2)%

Earnings from U.S. Soup, Sauces and Beverages decreased 4% in 2008 versus 2007 primarily due to cost inflation, increased advertising and increased promotional activity, partially offset by higher sales volume and productivity gains.
Earnings from Baking and Snacking increased 7% in 2008 versus 2007 primarily due to the favorable impact of currency. Within Arnott’s, earnings gains in the biscuit business were offset by a decline in the snack foods business. In Pepperidge Farm, the impact on earnings from the increase in sales was offset by higher commodity costs.
Earnings from International Soup, Sauces and Beverages increased 6% in 2008 versus 2007 primarily due to the favorable impact of currency and improved sales performance, partially offset by increased expenses to establish businesses in Russia and China.
Earnings from Other in 2008 declined $1 million from 2007.
Corporate expenses increased $2 million in 2008 primarily due to higher compensation and benefit costs.
Nonoperating Items
Net interest expense increased to $42 million from $41 million in the prior year, primarily due to lower interest income on lower cash balances.
The effective tax rate for the quarter was 30.6% for 2008. The effective rate for the year-ago quarter was 32.2%. The lower rate in 2008 was due to the impact of a tax rate reduction in Germany. The full year effective tax rate is expected to be approximately 32%.
Discontinued Operations
The results of the company’s businesses in the United Kingdom and Ireland are classified as discontinued operations. Results of the businesses are summarized below:

October 29,
(millions)	2006

Net sales	$16

Earnings from operations before taxes	$—

Pre-tax gain on sale	36

Taxes on earnings — operations	—

Tax impact of gain on sale	14

Earnings from discontinued operations	$22

See also Note (d) to the Consolidated Financial Statements for additional information.

Liquidity and Capital Resources
The company generated cash from operations of $74 million, compared to cash used from operations of $88 million last year. The improvement in 2008 was primarily due to the payment of $83 million to settle foreign currency hedges related to the divested United Kingdom and Ireland businesses in 2007 and a lower increase in working capital in 2008, principally accounts receivable and inventory.
Capital expenditures were $40 million in 2008 compared to $46 million a year ago. Capital expenditures are expected to be approximately $400 million in 2008.
Net cash provided by investing activities in 2007 includes the proceeds from the sale of the businesses in the United Kingdom and Ireland, net of cash divested.
The repayment of notes payable in 2007 represents the cash paid for 6.90% notes due in October 2006.
Excluding shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares, the company repurchased 2 million shares and paid $78 million in connection with repurchases in the quarter ended October 28, 2007. The majority of these shares were repurchased pursuant to the company’s November 2005 publicly announced share repurchase program. Under this program, the company’s Board of Directors authorized the purchase of up to $600 million of company stock through 2008. In addition to the November 2005 publicly announced share repurchase program, the company also purchased shares to offset the impact of dilution from shares issued under the company’s stock compensation plans. The company expects to continue this practice in the future. Excluding shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares, the company repurchased 20 million shares at a cost of $751 million during the period ended October 29, 2006. See “Unregistered Sales of Equity Securities and Use of Proceeds” for more information.
At October 28, 2007, the company had $1,041 million of notes payable due within one year and $33 million of standby letters of credit issued on behalf of the company. The company has a $1.5 billion committed revolving credit facility, which remains unused at October 28, 2007, except for $1 million of standby letters of credit issued on behalf of the company. Another $32 million of standby letters of credit were issued on behalf of the company under a separate facility. The company is in compliance with the covenants contained in its revolving credit facility and debt securities.
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
Contractual Obligations and Other Commitments
Contractual cash obligations as of October 28, 2007 have not materially changed from the amounts disclosed in the 2007 Annual Report on Form 10-K. However, the Company adopted FASB Interpretation No. 48 (FIN 48) as of the beginning of fiscal 2008. See Note (k) for additional information.

In addition to the amounts disclosed in the 2007 Annual Report on Form 10-K, the company had $69 million of unrecognized tax benefits as of October 28, 2007 of which approximately $1 million is expected to be settled in 2008 and approximately $68 million is expected to be settled in 2009 and beyond. The company is unable to make a reasonable estimate as to when settlement with taxing authorities may occur.
Significant Accounting Estimates
The consolidated financial statements of the company are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. The significant accounting policies of the company are described in Note 1 to the Consolidated Financial Statements and the significant accounting estimates are described in Management’s Discussion and Analysis included in the 2007 Annual Report on Form 10-K. The impact of new accounting standards is discussed in the following section. There have been no other changes in the company’s accounting policies in the current period that had a material impact on the company’s consolidated financial condition or results of operation.
Recently Issued Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued FIN 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 clarifies the criteria that must be met for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. This Interpretation also addresses derecognition, recognition of related penalties and interest, classification of liabilities and disclosures of unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company adopted FIN 48 as of the beginning of fiscal 2008. See also Note (k) to the Consolidated Financial Statements for additional information.
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
The company wishes to caution the reader that the following important factors and those important factors described in other Securities and Exchange Commission filings of the company, or in the company’s 2007 Annual Report on Form 10-K, could affect the company’s actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, the company:
•	the impact of strong competitive response to the company’s efforts to leverage its brand power with product innovation, promotional programs and new advertising, and of changes in consumer demand for the company’s products;

•	the risks in the marketplace associated with trade and consumer acceptance of product improvements, shelving initiatives and new product introductions;

•	the company’s ability to achieve sales and earnings forecasts, which are based on assumptions about sales volume and product mix, the impact of marketing and pricing actions, and product costs;

•	the company’s ability to realize projected cost savings and benefits, including those contemplated by restructuring programs and other cost-savings initiatives;

•	the company’s ability to successfully manage changes to its business processes, including selling, distribution, production capacity, information management systems and the integration of acquisitions;

•	the increased significance of certain of the company’s key trade customers;

•	the impact of fluctuations in the supply and inflation in energy, raw and packaging materials cost;

•	the risks associated with portfolio changes and completion of acquisitions and divestitures;

•	the uncertainties of litigation described from time to time in the company’s Securities and Exchange Commission filings;

•	the impact of changes in currency exchange rates, tax rates, interest rates, equity markets, inflation rates, economic conditions and other external factors; and

•	the impact of unforeseen business disruptions in one or more of the company’s markets due to political instability, civil disobedience, armed hostilities, natural disasters or other calamities.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding the company’s exposure to certain market risk, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the 2007 Annual Report on Form 10-K. There have been no significant changes in the company’s portfolio of financial instruments or market risk exposures from the fiscal 2007 year-end, except that in August 2007 the company entered into three pay variable AUD/receive variable USD cross-currency swaps to hedge exposures related to intercompany financing transactions denominated in Australian dollars. The notional amount of these swaps at October 28, 2007 was $371 million and the fair value was a loss of $42 million.

ITEM 4. CONTROLS AND PROCEDURES
a.	Evaluation of Disclosure Controls and Procedures

The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 28, 2007 (the “Evaluation Date”). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective, and are reasonably designed to ensure that all material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

b.	Changes in Internal Controls

During the quarter ended October 28, 2007, except as described below, there were no changes in the company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. During the quarter, as part of the previously announced North American SAP enterprise-resource planning system implementation, the company implemented SAP at its Maxton, North Carolina manufacturing facility. In conjunction with this implementation, changes were made in the company’s internal control over financial reporting in order to adapt to the new system.

PART II
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

					Approximate
					Dollar Value of
				Total Number of	Shares that May
	Total			Shares Purchased	Yet Be Purchased
	Number	Average		as Part of Publicly	Under the Plans
	of Shares	Price Paid		Announced Plans	or Programs
Period	Purchased(1)	Per Share(2)		or Programs(3)	($ in millions)(3)
7/30/07 – 8/31/07	61,548 (4)	$38.33	(4)	21,600	$199
9/1/07 – 9/30/07	860,200 (5)	$35.44	(5)	858,000	$169
10/1/07 – 10/28/07	1,473,298 (6)	$36.42	(6)	1,142,012	$127

Total	2,395,046	$36.12		2,021,612	$127

(1)	Includes (i) 135,920 shares repurchased in open-market transactions to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 237,514 shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted shares. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the company’s shares on the date of vesting.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)	On November 21, 2005, the company announced that its Board of Directors authorized the purchase of up to $600 million of company capital stock on the open market or through privately negotiated transactions through the end of fiscal 2008. In addition to the November 2005 share repurchase program, the company will continue to purchase shares, under separate authorization, as part of its practice of buying back shares sufficient to offset shares issued under incentive compensation plans.

(4)	Includes (i) 38,400 shares repurchased in open-market transactions at an average price of $38.36 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 1,548 shares owned and tendered by employees at an average price per share of $36.92 to satisfy tax withholding requirements on the vesting of restricted shares.

(5)	Includes 2,200 shares owned and tendered by employees at an average price per share of $37.70 to satisfy tax withholding requirements on the vesting of restricted shares.

(6)	Includes (i) 97,520 shares repurchased in open-market transactions at an average price of $36.07 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 233,766 shares owned and tendered by employees at an average price per share of $37.00 to satisfy tax withholding requirements on the vesting of restricted shares.

ITEM 6. EXHIBITS

10(a)	Severance Agreement and General Release, dated October 29, 2007, by and between Mark A. Sarvary and Campbell Soup Company.

31(i)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(ii)	Certification of Robert A. Schiffner pursuant to Rule 13a-14(a).

32(i)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(ii)	Certification of Robert A. Schiffner pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL SOUP COMPANY
Date: December 5, 2007	By:	/s/ Robert A. Schiffner

Robert A. Schiffner
Senior Vice President and Chief Financial Officer

	By:	/s/ Ellen Oran Kaden

Ellen Oran Kaden
Senior Vice President - Law and Government Affairs

INDEX TO EXHIBITS
Exhibits

10(a)	Severance Agreement and General Release, dated October 29, 2007, by and between Mark A. Sarvary and Campbell Soup Company.

31(i)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(ii)	Certification of Robert A. Schiffner pursuant to Rule 13a-14(a).

32(i)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(ii)	Certification of Robert A. Schiffner pursuant to 18 U.S.C. Section 1350.