Form 10-Q
period 2008-01-27
CAMPBELL SOUP CO
filed 2008-03-04
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 27, 2008	Commission File Number 1-3822

New Jersey State of Incorporation	21-0419870 I.R.S. Employer Identification No.
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
Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b — 2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b — 2 of the Securities Exchange Act of 1934).
Yes ☐     No ☑
There were 379,586,931 shares of Capital Stock outstanding as of February 28, 2008.

PART I.
ITEM 1. FINANCIAL INFORMATION
CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Six Months Ended
	January 27,	January 28,	January 27,	January 28,
	2008	2007	2008	2007

Net sales	$2,218	$2,064	$4,403	$4,115

Costs and expenses
Cost of products sold	1,329	1,213	2,622	2,406
Marketing and selling expenses	319	300	615	568
Administrative expenses	141	145	282	273
Research and development expenses	25	25	52	50
Other (income) / expense	4	(18)	4	(16)

Total costs and expenses	1,818	1,665	3,575	3,281

Earnings before interest and taxes	400	399	828	834
Interest, net	42	38	84	79

Earnings before taxes	358	361	744	755
Taxes on earnings	98	104	216	231

Earnings from continuing operations	260	257	528	524
Earnings from discontinued operations	14	28	16	52

Net earnings	$274	$285	$544	$576

Per share — basic

Earnings from continuing operations	$.69	$.67	$1.40	$1.35
Earnings from discontinued operations	.04	.07	.04	.13

Net earnings	$.73	$.74	$1.44	$1.48

Dividends	$.22	$.20	$.44	$.40

Weighted average shares outstanding — basic	377	384	378	389

Per share — assuming dilution

Earnings from continuing operations	$.67	$.65	$1.36	$1.31
Earnings from discontinued operations	.04	.07	.04	.13

Net earnings	$.71	$.72	$1.41	$1.44

Weighted average shares outstanding — assuming dilution	386	395	387	400

See Notes to Consolidated Financial Statements.
The sum of the individual per share amounts does not equal net earnings per share due to rounding.

CAMPBELL SOUP COMPANY CONSOLIDATED
Balance Sheets
(unaudited)
(millions, except per share amounts)

	January 27,	July 29,
	2008	2007

Current assets
Cash and cash equivalents	$95	$71
Accounts receivable	813	581
Inventories	735	775
Other current assets	112	151
Current assets of discontinued operations held for sale	123	—

Total current assets	1,878	1,578

Plant assets, net of depreciation	1,930	2,042
Goodwill	1,933	1,872
Other intangible assets, net of amortization	633	615
Other assets	384	338
Non-current assets of discontinued operations held for sale	118	—

Total assets	$6,876	$6,445

Current liabilities
Notes payable	$976	$595
Payable to suppliers and others	619	694
Accrued liabilities	606	622
Dividend payable	84	77
Accrued income taxes	4	42
Current liabilities of discontinued operations held for sale	71	—

Total current liabilities	2,360	2,030

Long-term debt	1,780	2,074
Other liabilities, including deferred income taxes of $380 and $354	1,129	1,046
Non-current liabilities of discontinued operations held for sale	12	—

Total liabilities	5,281	5,150

Shareowners’ equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20
Additional paid-in capital	337	331
Earnings retained in the business	7,451	7,082
Capital stock in treasury, at cost	(6,172)	(6,015)
Accumulated other comprehensive loss	(41)	(123)

Total shareowners’ equity	1,595	1,295

Total liabilities and shareowners’ equity	$6,876	$6,445

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Cash Flows
(unaudited)
(millions)

	Six Months Ended
	January 27,	January 28,
	2008	2007
Cash flows from operating activities:
Net earnings	$544	$576
Adjustments to reconcile net earnings to operating cash flow
Stock-based compensation	39	41
Resolution of tax matters (Note k)	(13)	—
Depreciation and amortization	138	132
Deferred income taxes	21	(42)
Gain on sale of businesses (Note b)	—	(39)
Gain on sale of facility	—	(23)
Other, net	37	38
Changes in working capital
Accounts receivable	(241)	(259)
Inventories	3	(3)
Prepaid assets	18	(6)
Accounts payable and accrued liabilities	(50)	48
Pension fund contributions	(38)	(27)
Payments for hedging activities	(4)	(86)
Other	(12)	(22)

Net cash provided by operating activities	442	328

Cash flows from investing activities:
Purchases of plant assets	(90)	(121)
Sales of plant assets	2	22
Sales of businesses, net of cash divested (Note b)	—	884
Other, net	2	8

Net cash provided by (used in) investing activities	(86)	793

Cash flows from financing activities:
Long-term repayments	(40)	(8)
Repayments of notes payable	—	(300)
Net short-term borrowings (repayments)	60	(83)
Dividends paid	(162)	(153)
Treasury stock purchases	(203)	(842)
Treasury stock issuances	19	81
Excess tax benefits on stock-based compensation	4	11

Net cash used in financing activities	(322)	(1,294)

Effect of exchange rate changes on cash	8	(1)

Net change in cash and cash equivalents	42	(174)
Cash and cash equivalents — beginning of period	71	657
Cash balance of discontinued operations — end of period	(18)	—

Cash and cash equivalents — end of period	$95	$483

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Shareowners’ Equity
(unaudited)
(millions, except per share amounts)

						Earnings	Accumulated
	Capital Stock				Additional	Retained	Other	Total
	Issued		In Treasury		Paid-in	in the	Comprehensive	Shareowners’
	Shares	Amount	Shares	Amount	Capital	Business	Income (Loss)	Equity

Balance at July 30, 2006	542	$20	(140)	$(5,147)	$352	$6,539	$4	$1,768

Comprehensive income (loss)
Net earnings						576		576
Foreign currency translation adjustments							(37)	(37)
Cash-flow hedges, net of tax							7	7
Minimum pension liability, net of tax							17	17

Other comprehensive loss							(13)	(13)

Total comprehensive income								563

Dividends ($.40 per share)						(155)		(155)
Treasury stock purchased			(22)	(814)	(28)			(842)
Treasury stock issued under management incentive and stock option plans			3	112	9			121

Balance at January 28, 2007	542	$20	(159)	$(5,849)	$333	$6,960	$(9)	$1,455

Balance at July 29, 2007	542	$20	(163)	$(6,015)	$331	$7,082	$(123)	$1,295

Comprehensive income (loss)
Net earnings						544		544
Foreign currency translation adjustments, net of tax							71	71
Cash-flow hedges, net of tax							8	8
Pension and postretirement benefits, net of tax							3	3

Other comprehensive income							82	82

Total comprehensive income								626

Impact of adoption of FIN 48 (Note k)						(6)		(6)
Dividends ($.44 per share)						(169)		(169)
Treasury stock purchased			(6)	(203)				(203)
Treasury stock issued under management incentive and stock option plans			2	46	6			52

Balance at January 27, 2008	542	$20	(167)	$(6,172)	$337	$7,451	$(41)	$1,595

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Notes to Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)
(a)	Basis of Presentation / Accounting Policies

The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the indicated periods. All such adjustments are of a normal recurring nature. The accounting policies used in preparing these financial statements are consistent with those applied in the Annual Report on Form 10-K for the year ended July 29, 2007, except for the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” as of July 30, 2007. See Note (c) and Note (k) for additional information on FIN 48. See also Note (b) for a discussion of Discontinued Operations. Certain reclassifications were made to the prior year amounts to conform with the current presentation. The results for the period are not necessarily indicative of the results to be expected for other interim periods or the full year.

(b)	Discontinued Operations

On December 20, 2007, the company entered into a Stock Purchase Agreement to sell its Godiva Chocolatier business to Yildiz Holding A.S. for $850. The Agreement is expected to close in the near future. The company has reflected the results of this business as discontinued operations in the consolidated statements of earnings for all periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations held for sale in the consolidated balance sheet as of January 27, 2008. The anticipated proceeds from the sale exceed the carrying value of the business.

On August 15, 2006, the company completed the sale of its businesses in the United Kingdom and Ireland for £460, or approximately $870, pursuant to a Sale and Purchase Agreement dated July 12, 2006. The United Kingdom and Ireland businesses included Homepride sauces, OXO stock cubes, Batchelors soups and McDonnells and Erin soups. The Sale and Purchase Agreement provided for working capital and other post-closing adjustments. The company has reflected the results of these businesses as discontinued operations in the consolidated statements of earnings. In the first quarter 2007, the company recorded a pre-tax gain of $36 ($22 after tax) on the sale of the businesses. In the second quarter 2007, the post-closing adjustments were finalized. Additional proceeds of $19 were received and an incremental pre-tax gain of $3 ($1 after tax) was recognized. Upon completion of the sale of the United Kingdom and Ireland businesses, the company paid $83 to settle cross-currency swap contracts and foreign exchange forward contracts which hedged exposures related to the businesses.

Results of discontinued operations were as follows:

	2008	2007
	Three Months Ended	Three Months Ended
	Godiva	UK/Ireland	Godiva	Total
Net sales	$189	$—	$188	$188

Earnings from operations before taxes	$33	—	$45	$45
Taxes on earnings — operations	(14)	—	(18)	(18)
Gain on sale	—	3	—	3
Tax impact of gain on sale	—	(2)	—	(2)
Costs associated with pending sale	(9)	—	—	—
Tax benefit of costs associated with pending sale	4	—	—	—

Earnings from discontinued operations	$14	$1	$27	$28

	2008	2007
	Six Months Ended	Six Months Ended
	Godiva	UK/Ireland	Godiva	Total
Net sales	$303	$16	$290	$306

Earnings from operations before taxes	$36	$—	$49	$49
Taxes on earnings — operations	(15)	—	(20)	(20)
Gain on sale	—	39	—	39
Tax impact of gain on sale	—	(16)	—	(16)
Costs associated with pending sale	(9)	—	—	—
Tax benefit of costs associated with pending sale	4	—	—	—

Earnings from discontinued operations	$16	$23	$29	$52

The assets and liabilities of the Godiva Chocolatier business are reflected as discontinued operations in the consolidated balance sheet as of January 27, 2008 and are comprised of the following:

Cash	$18
Accounts receivable	44
Inventories	50
Prepaid expenses	11

Current assets	$123

Property, plant and equipment, net	$97
Intangible assets, net	6
Other assets	15

Non-current assets	$118

Accounts payable	$48
Accrued liabilities	18
Accrued income taxes	5

Current liabilities	$71

Other liabilities	$9
Deferred income taxes	3

Non-current liabilities	$12

(c)	Recently Adopted Accounting Pronouncement

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

(d)	Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a definition of fair value, provides a framework for measuring fair value and expands the disclosure requirements about fair value measurements. SFAS No. 157 as issued is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. On February 12, 2008, FASB Staff Position No. FAS 157-2 was issued which delays the effective date to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities. The company is currently evaluating the impact of SFAS No. 157.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations,” which establishes the principles and requirements for how an acquirer recognizes the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquirer at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement applies to business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier adoption is not permitted. The company is currently evaluating the impact of SFAS No. 141 as revised.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be recorded as equity in the consolidated financial statements. This Statement also requires that consolidated net income shall be adjusted to include the net income attributed to the noncontrolling interest. Disclosure on the face of the income statement of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest is required. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The company is currently evaluating the impact of SFAS No. 160.

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

Total pre-tax stock-based compensation recognized in the Statements of Earnings was $21 and $24 for the three-month periods ended January 27, 2008 and January 28, 2007, respectively. Tax related benefits of $8 and $9 were also recognized for the three-month periods ended January 27, 2008 and January 28, 2007, respectively. Total pre-tax stock-based compensation recognized in the Statements of Earnings was $39 and $41 for the six-month periods ended January 27, 2008 and January 28, 2007. Tax related benefits of $15 were also recognized for the six-month periods ended January 27, 2008 and January 28, 2007. Stock-based compensation associated with discontinued operations was not material.

Cash received from the exercise of stock options was $19 and $81 for the six-month periods ended January 27, 2008 and January 28, 2007, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

The following table summarizes stock option activity as of January 27, 2008:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
(options in thousands)	Options	Exercise Price	Contractual Life	Value

Outstanding at July 29, 2007	22,889	$27.61
Granted	—	—
Exercised	(756)	$25.80
Terminated	(116)	$36.80

Outstanding at January 27, 2008	22,017	$27.60	4.7	$92

Exercisable at January 27, 2008	21,922	$27.59	4.7	$92

The total intrinsic value of options exercised during the six-month periods ended January 27, 2008 and January 28, 2007 was $8 and $33, respectively. As of January 27, 2008, total remaining unearned compensation related to unvested stock options was less than $1, which will be amortized over the weighted-average remaining service period of less than 1 year. The company measures the fair value of stock options using the Black-Scholes option pricing model.

The following table summarizes time-lapse restricted stock and EPS performance restricted stock as of January 27, 2008:

		Weighted-Average
		Grant-Date
(restricted stock in thousands)	Shares	Fair Value

Nonvested at July 29, 2007	3,108	$31.18
Granted	1,314	$36.90
Vested	(929)	$32.11
Forfeited	(93)	$32.71

Nonvested at January 27, 2008	3,400	$33.10

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
As of January 27, 2008, total remaining unearned compensation related to nonvested time-lapse restricted stock and EPS performance restricted stock was $60, which will be amortized over the weighted-average remaining service period of 1.9 years. The fair value of restricted stock vested during the six-month periods ended January 27, 2008 and January 28, 2007 was $34 and $24, respectively. The weighted-average grant date fair value of the restricted stock granted during the six-month period ended January 28, 2007 was $35.98.

The following table summarizes TSR performance restricted stock as of January 27, 2008:

		Weighted-Average
		Grant-Date
(restricted stock in thousands)	Shares	Fair Value

Nonvested at July 29, 2007	2,735	$27.58
Granted	1,431	$34.64
Vested	(59)	$28.73
Forfeited	(133)	$28.02

Nonvested at January 27, 2008	3,974	$30.10

The fair value of TSR performance restricted stock is estimated at the grant date using a Monte Carlo simulation. Expense is recognized on a straight-line basis over the service period. As of January 27, 2008, total remaining unearned compensation related to TSR performance restricted stock was $64, which will be amortized over the weighted-average remaining service period of 2.1 years. The grant date fair value of TSR performance restricted stock granted during the six-month period ended January 28, 2007 was $26.31.
(f)	Goodwill and Intangible Assets

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	January 27, 2008		July 29, 2007
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization[1]:
Other	$17	$(8)	$16	$(8)

Intangible assets not subject to amortization:
Trademarks	$624		$607

[1]	Amortization related to these assets was less than $1 for the six-month periods ended January 27, 2008 and January 28, 2007. The estimated aggregated amortization expense for each of the five succeeding fiscal years is less than $1 per year. Asset useful lives range from nineteen to thirty-four years.

Changes in the carrying amount for goodwill for the period ended January 27, 2008 are as follows:

				Other/
	U.S. Soup,		International	North
	Sauces and	Baking and	Soup, Sauces	America
	Beverages	Snacking	and Beverages	Foodservice[1]	Total
Balance at July 29, 2007	$428	$683	$610	$151	$1,872
Reclassification to assets held for sale	—	—	—	(6)	(6)
Foreign currency translation adjustment	—	22	44	1	67

Balance at January 27, 2008	$428	$705	$654	$146	$1,933

[1]	As of July 29, 2007, the company managed and reported the results of operations in the following segments: U.S. Soup, Sauces and Beverages, Baking and Snacking, International Soup, Sauces and Beverages, and the balance of the portfolio in Other. Other included the Godiva Chocolatier worldwide business and the company’s Away From Home operations, which represent the distribution of products such as soup, specialty entrees, beverage products, other prepared foods and Pepperidge Farm products through various food service channels in the United States and Canada. As of the second quarter of fiscal 2008, the assets of Godiva Chocolatier are classified as assets of discontinued operations held for sale. See Note (b) for additional information on the pending sale. Beginning with the second quarter of fiscal 2008, the Away From Home business is reported as North America Foodservice.
(g)	Comprehensive Income

Total comprehensive income comprises net earnings, net foreign currency translation adjustments, adjustments to net unrealized gains (losses) on cash-flow hedges and adjustments to net unamortized pension and postretirement benefits.

Total comprehensive income for the three-month periods ended January 27, 2008 and January 28, 2007, was $265 and $286, respectively. Total comprehensive income for the six-month periods ended January 27, 2008 and January 28, 2007, was $626 and $563, respectively.

The components of Accumulated other comprehensive income (loss) consisted of the following:

	January 27,	July 29,
	2008	2007

Foreign currency translation adjustments, net of tax[1]	$200	$129
Cash-flow hedges, net of tax[2]	2	(6)
Unamortized pension and postretirement benefits, net of tax:[3]
Net actuarial loss	(236)	(239)
Prior service cost	(7)	(7)

Total Accumulated other comprehensive loss	$(41)	$(123)

[1]	Includes a tax expense of $8 as of January 27, 2008 and $5 as of July 29, 2007.

[2]	Includes a tax expense of $1 as of January 27, 2008 and a tax benefit of $2 as of July 29, 2007.

[3]	Includes a tax benefit of $128 as of January 27, 2008 and $135 as of July 29, 2007.
(h)	Earnings Per Share

For the periods presented in the Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and restricted stock programs, except when such effect would be antidilutive. In 2007, the dilutive impact of the accelerated share repurchase agreements described in Note (o) was not material. Stock options to purchase 1 million shares of capital stock for both the three-month and six-month periods ended January 27, 2008 and January 28, 2007 were not included in the calculation of diluted earnings per share because the exercise price of the stock options exceeded the average market price of the capital stock and therefore, the effect would be antidilutive.

(i)	Segment Information

Campbell Soup Company, together with its consolidated subsidiaries, is a global manufacturer and marketer of high-quality, branded convenience food products. Prior to the second quarter of fiscal 2008, the company managed and reported the results of operations in the following segments: U.S. Soup, Sauces and Beverages, Baking and Snacking, International Soup, Sauces and Beverages, and the balance of the portfolio in Other. Other included the Godiva Chocolatier worldwide business and the company’s Away From Home operations, which represent the distribution of products such as soup, specialty entrees, beverage products, other prepared foods and Pepperidge Farm products through various food service channels in the United States and Canada. As of the second quarter of fiscal 2008, the results of the Godiva Chocolatier business are reported as discontinued operations for the periods presented due to the pending sale. See Note (b) for additional information on the pending sale. Beginning with the second quarter of fiscal 2008, the Away From Home business is reported as North America Foodservice.

In connection with the pending sale of the Godiva Chocolatier business, the company modified the allocation methodology of certain corporate expenses to the remaining segments. In addition, following the recent distribution agreement with Coca-Cola North

America and Coca-Cola Enterprises, sales and earnings from certain beverage products historically included in North America Foodservice segment are now reported in U.S. Soup, Sauces and Beverages and International Soup, Sauces and Beverages. Segment results of prior periods have been adjusted to conform to the current presentation.

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

Accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those described in the company’s 2007 Annual Report on Form 10-K. The company evaluates segment performance before interest and taxes. North America Foodservice products are principally produced by the tangible assets of the company’s other segments, except for refrigerated soups, which are produced in a separate facility, and certain other products, which are produced under contract manufacturing agreements. Accordingly, with the exception of the designated refrigerated soup facility, plant assets are not allocated to the North America Foodservice operations. Depreciation, however, is allocated to North America Foodservice based on production hours.

January 27, 2008

	Three Months Ended		Six Months Ended
		Earnings		Earnings
		Before Interest		Before Interest
	Net Sales	and Taxes	Net Sales	and Taxes

U.S. Soup, Sauces and Beverages	$1,093	$286	$2,190	$595
Baking and Snacking	491	68	1,023	140
International Soup, Sauces and Beverages	458	61	848	112
North America Foodservice	176	20	342	44
Corporate [1]	—	(35)	—	(63)

Total	$2,218	$400	$4,403	$828

January 28, 2007

	Three Months Ended		Six Months Ended
		Earnings		Earnings
		Before Interest		Before Interest
	Net Sales	and Taxes	Net Sales	and Taxes

U.S. Soup, Sauces and Beverages	$1,030	$274	$2,084	$596
Baking and Snacking	454	77	938	144
International Soup, Sauces and Beverages	404	58	751	107
North America Foodservice	176	25	342	48
Corporate[1]	—	(35)	—	(61)

Total	$2,064	$399	$4,115	$834

[1]	Represents unallocated corporate expenses.

Historical information reflecting the restated reporting segments is as follows:
Fiscal Year 2007
Net Sales:

	Three Months Ended		Year to Date
	April 29,	July 29,	April 29,	July 29,
	2007	2007	2007	2007

U.S. Soup, Sauces and Beverages	$810	$601	$2,894	$3,495
Baking and Snacking	441	471	1,379	1,850
International Soup, Sauces and Beverages	341	310	1,092	1,402
North America Foodservice	158	138	500	638

Total	$1,750	$1,520	$5,865	$7,385

Earnings Before Interest and Taxes:

	Three Months Ended		Year to Date
	April 29,	July 29,	April 29,	July 29,
	2007	2007	2007	2007

U.S. Soup, Sauces and Beverages	$181	$84	$777	$861
Baking and Snacking	45	49	189	238
International Soup, Sauces and Beverages	43	18	150	168
North America Foodservice	13	17	61	78
Corporate[1]	(13)	(28)	(74)	(102)

Total	$269	$140	$1,103	$1,243

[1]	Represents unallocated corporate expenses.

Fiscal Year 2006
Net Sales:

	Three Months Ended				Year to Date
	October 30,	January 29,	April 30,	July 30,	January 29,	April 30,	July 30,
	2005	2006	2006	2006	2006	2006	2006

U.S. Soup, Sauces and Beverages	$972	$1,020	$715	$558	$1,992	$2,707	$3,265
Baking and Snacking	458	429	422	438	887	1,309	1,747
International Soup, Sauces and Beverages	312	362	323	260	674	997	1,257
North America Foodservice	165	172	156	132	337	493	625

Total	$1,907	$1,983	$1,616	$1,388	$3,890	$5,506	$6,894

Earnings Before Interest and Taxes:

	Three Months Ended				Year to Date
	October 30,	January 29,	April 30,	July 30,	January 29,	April 30,	July 30,
	2005	2006	2006	2006	2006	2006	2006

U.S. Soup, Sauces and Beverages	$288	$241	$171	$114	$529	$700	$814
Baking and Snacking	49	40	35	61	89	124	185
International Soup, Sauces and Beverages	35	60	43	6	95	138	144
North America Foodservice	23	24	11	1	47	58	59
Corporate[1]	(18)	(29)	(28)	(30)	(47)	(75)	(105)

Total	$377	$336	$232	$152	$713	$945	$1,097

[1]	Represents unallocated corporate expenses.

(j)	Inventories

	January 27, 2008	July 29, 2007

Raw materials, containers and supplies	$264	$289
Finished products	471	486

	$735	$775
The July 29, 2007 balances included $52 of inventories of the Godiva Chocolatier business ($13 in raw materials, containers and supplies and $39 in finished products).

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

The balance in accrued income taxes and other non-current liabilities for unrecognized tax benefits was $1 and $66, respectively as of July 30, 2007, which reflected a reclassification from accrued income taxes to other non-current liabilities.

For the three-month period ended January 27, 2008, the company finalized a favorable state tax agreement that resulted in a $13 benefit ($10 tax and $3 net interest and penalty), or $.03 per share.

The liability for unrecognized tax benefits was $56 as of January 27, 2008. Approximately $2 of the unrecognized tax benefit liabilities are expected to be settled within the next twelve months and are classified in accrued income taxes on the Consolidated Balance Sheet. The remaining $54 of unrecognized tax benefit liabilities are reported as other non-current liabilities on the Consolidated Balance Sheet.

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

Interest Rate Swaps

The notional amount of outstanding fixed-to-variable interest rate swaps accounted for as fair-value hedges at January 27, 2008 totaled $675 with a maximum maturity date of October 2013. The fair value of such instruments was a gain of $24 as of January 27, 2008.

The notional amount of outstanding variable-to-fixed interest rate swaps accounted for as cash-flow hedges was $88 as of January 27, 2008. The fair value of the swaps was a gain of $1 as of January 27, 2008.

Foreign Currency Contracts

The fair value of foreign exchange forward and cross-currency swap contracts accounted for as cash-flow hedges was a loss of $72 at January 27, 2008. The notional amount was $398 at January 27, 2008.

The company also enters into certain foreign exchange forward and variable-to-variable cross-currency swap contracts that are not designated as accounting hedges. These instruments are primarily intended to reduce volatility of certain intercompany financing transactions. The fair value of these instruments was a loss of $48 at January 27, 2008. The notional amount was $718 at January 27, 2008.

Foreign exchange forward contracts typically have maturities of less than eighteen months. Cross-currency swap contracts mature in 2008 through 2014. Principal currencies include the Australian dollar, Canadian dollar, British pound, euro, Japanese yen, New Zealand dollar and Swedish krona.

Commodities

The company enters into certain commodity futures contracts to reduce the volatility of price fluctuations for commodities such as corn, soybean meal, wheat, dairy, cocoa and natural gas. Commodity futures contracts are typically accounted for as cash-flow hedges or are not designated as accounting hedges. The notional amount of commodity futures contracts was $78 at January 27, 2008 and the fair value was a gain of $7.

As of January 27, 2008, the accumulated derivative net gain in other comprehensive income for cash-flow hedges, including the foreign exchange forward and cross-currency contracts, forward starting swap contracts, and treasury lock agreements was $2, net of tax. As of July

29, 2007, the accumulated derivative net loss in other comprehensive income was $6, net of tax. Reclassifications from Accumulated other comprehensive income (loss) into the Statements of Earnings during the six-month period ended January 27, 2008 were not material. Reclassifications during 2008 are not expected to be material. At January 27, 2008, the maximum maturity date of any cash-flow hedge was August 2013.
(m)	Pension and Postretirement Medical Benefits

The company sponsors certain defined benefit plans and postretirement medical benefit plans for employees. Components of benefit expense were as follows:

	Pension		Postretirement
	January 27,	January 28,	January 27,	January 28,
Three Months Ended	2008	2007	2008	2007

Service cost	$12	$12	$1	$1
Interest cost	30	28	6	6
Expected return on plan assets	(42)	(39)	—	—
Amortization of prior service cost	1	—	—	(1)
Recognized net actuarial loss	4	7	—	—
Curtailment loss	2	—	—	—
Special termination benefits	4	—	—	—

Net periodic benefit expense	$11	$8	$7	$6

	Pension		Postretirement
	January 27,	January 28,	January 27,	January 28,
Six Months Ended	2008	2007	2008	2007

Service cost	$24	$24	$2	$2
Interest cost	59	56	11	11
Expected return on plan assets	(84)	(78)	—	—
Amortization of prior service cost	1	—	—	(1)
Recognized net actuarial loss	10	14	—	—
Curtailment loss	2	—	—	—
Special termination benefits	4	—	—	—

Net periodic benefit expense	$16	$16	$13	$12

The curtailment loss and special termination benefits relate to the pending sale of the Godiva Chocolatier business and are included in discontinued operations.

In the first quarter 2008, the company made a $35 voluntary contribution to a U.S. pension plan. Additional contributions to the U.S. pension plans are not expected this fiscal year.

Contributions of $3 were made to the non-U.S. plans as of January 27, 2008. Contributions are expected to be $3 during the remainder of the fiscal year.
(n)	Supplemental Cash Flow Information

Other cash used in operating activities for the six-month periods is comprised of the following:

	January 27, 2008	January 28, 2007

Benefit related payments	$(17)	$(18)
Other	5	(4)

	$(12)	$(22)

(o)	Share Repurchase Programs

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

During the six-month period ended January 27, 2008, the company repurchased 6 million shares at a cost of $203. The majority of these shares were repurchased pursuant to the company’s November 2005 publicly announced share repurchase program. Approximately $61 remains available under this program as of January 27, 2008. For additional information, see “Unregistered Sales of Equity Securities and Use of Proceeds — Issuer Purchases of Equity Securities.”

During the six-month period ended January 28, 2007, the company repurchased 22 million shares at a cost of $842. The majority of these shares were repurchased pursuant to the company’s publicly announced share repurchase programs. Pursuant to the publicly announced programs, in September 2006 the company entered into two accelerated share repurchase agreements for approximately $600 of common stock which settled in July 2007.

ITEM 2.
CAMPBELL SOUP COMPANY CONSOLIDATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
OVERVIEW
Basis of Presentation
On December 20, 2007, the company entered into a Stock Purchase Agreement to sell its Godiva Chocolatier business to Yildiz Holding A. S. for $850 million. The Agreement is expected to close in the near future. The company has reflected the results of this business as discontinued operations in the consolidated statements of earnings for all periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations held for sale in the consolidated balance sheet as of January 27, 2008. The divestiture of the Godiva Chocolatier business is a portfolio adjustment intended to sharpen the company’s focus on optimizing its long-term growth potential by leveraging the competitive advantages of its simple meals, baked snacks, and vegetable-based beverages businesses in markets with the greatest potential for growth.
Results of Operations
Net earnings were $274 million for the second quarter ended January 27, 2008, versus $285 million in the comparable quarter a year ago. Net earnings per share were $.71 compared to $.72 a year ago. (All earnings per share amounts included in Management’s Discussion and Analysis are presented on a diluted basis.) Net sales increased 7% to $2.218 billion in 2008 from $2.064 billion last year.
The following items impacted the comparability of net earnings and net earnings per share:
Continuing Operations
•	In the second quarter of 2008, the company recognized a non-cash tax benefit of $13 million ($.03 per share) in earnings from continuing operations from the favorable resolution of a state tax contingency in the United States;

•	In the second quarter of 2007, the company recorded a pre-tax gain of $23 million ($14 million after tax or $.04 per share) in earnings from continuing operations from the sale of an idle Pepperidge Farm manufacturing facility;
Discontinued Operations
•	In the second quarter of 2008, the company recognized costs of $9 million ($5 after tax or $.01 per share) associated with the pending sale of the Godiva business; and

•	In the second quarter of 2007, the company recognized a pre-tax incremental gain on the sale of the businesses in United Kingdom and Ireland of $3 million ($1 million after tax).

The company reported earnings from continuing operations of $260 million for the second quarter ended January 27, 2008, versus $257 million in the comparable quarter a year ago. Earnings per share from continuing operations were $.67 compared to $.65 a year ago. After factoring in the items impacting comparability, earnings from continuing operations increased due to higher sales and the impact of currency, partially offset by a reduction in gross margin as a percentage of sales and a higher effective tax rate on earnings. Earnings per share from continuing operations also benefited from a reduction in weighted average diluted shares outstanding.
Earnings from discontinued operations were $14 million for the second quarter ended January 27, 2008, versus $28 million in the comparable quarter a year ago. Earnings per share from discontinued operations were $.04 compared to $.07 a year ago. After factoring in the items impacting comparability, the remaining decline in earnings was primarily due to the operating performance of Godiva North America.
For the six-months ended January 27, 2008, net earnings were $544 million compared to $576 million a year ago. Net earnings per share were $1.41 compared to $1.44 a year ago. Net sales increased 7% to $4.403 billion in 2008 from $4.115 billion last year.
In addition to the items recorded in the second quarter that impacted comparability, the six-month earnings from discontinued operations in the prior year included a pre-tax gain of $39 million ($23 million after tax or $.06 per share) from the sale of the businesses in the United Kingdom and Ireland.
For the six-months ended January 27, 2008, earnings from continuing operations were $528 million compared to $524 million a year ago. Earnings per share from continuing operations were $1.36 compared to $1.31 a year ago. After factoring in the items impacting comparability, earnings from continuing operations increased due to higher sales and the impact of currency, partially offset by a reduction in gross margin as a percentage of sales and an increase in marketing and selling expenses. Earnings per share from continuing operations also benefited from a reduction in weighted average diluted shares outstanding.
For the six-months ended January 27, 2008, earnings from discontinued operations were $16 million in 2008 compared to $52 million in 2007. Earnings per share from discontinued operations were $.04 in 2008 and $.13 in 2007. After factoring in the items impacting comparability, the remaining decline in earnings was primarily due to a decline in the operating performance of Godiva North America.

The items impacting comparability are summarized below:

	2008
	Three Months Ended		Six Months Ended
(millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations	$260	$.67	$528	$1.36

Earnings from discontinued operations	$14	$.04	$16	$.04

Net earnings	$274	$.71	$544	$1.41

Continuing operations:
Benefit from resolution of state tax contingency	$13	$.03	$13	$.03

Discontinued operations:
Costs associated with pending sale	$(5)	$(.01)	$(5)	$(.01)

Impact of significant items on net earnings	$8	$.02	$8	$.02

	2007
	Three Months Ended		Six Months Ended
	Earnings	EPS	Earnings	EPS
(millions, except per share amounts)	Impact	Impact	Impact	Impact

Earnings from continuing operations	$257	$.65	$524	$1.31

Earnings from discontinued operations	$28	$.07	$52	$.13

Net earnings	$285	$.72	$576	$1.44

Continuing operations:
Gain from sale of facility	$14	$.04	$14	$.04

Discontinued operations:
Gain on sale of UK/Ireland businesses	$1	$—	$23	$.06

Impact of significant items on net earnings[1]	$15	$.04	$37	$.09

[1]	The sum of the individual per share amounts does not equal due to rounding.
Developments in Key Strategic Initiatives
The company continued to execute plans to address key business strategies described in the company’s 2007 Annual Report on Form 10-K. A summary of recent developments follows:
•	In December 2007, the company announced that it has entered into an agreement to sell the Godiva Chocolatier business. Together with the divestiture of the company’s United Kingdom and Ireland businesses in the first quarter of 2007, this pending divestiture will allow the company to focus on its core simple meals, baked snacks and vegetable-based beverages businesses in markets with the greatest potential for growth.

•	Consistent with the company’s strategy of focusing on convenience, wellness and quality, in fiscal 2008, the company continued to introduce new or reformulated products intended to respond to growing consumer interest in foods that fit a healthy lifestyle. The company launched 14 new lower sodium products and reformulated 10 existing lower sodium products, and announced the further expansion of its range of reduced sodium products in fiscal 2009 with the introduction of reformulated ready-to-serve soups under the Campbell’s Select Harvest brand, as well as reformulated condensed varieties intended primarily for children. The company continued to emphasize the health credentials of many of its existing products, such as V8 beverages and Pepperidge Farm’s line of whole-grain breads, rolls and bagels, and is moving forward with plans for the introduction of new premium soup products. To make shopping more convenient for consumers, the company continued to expand the availability of its gravity-feed shelving systems for condensed, ready-to-serve and convenience soup products.

•	In accordance with its strategy to make Campbell products available to consumers in new markets, the company is implementing previously announced plans to establish soup businesses in Russia and China.

•	Consistent with its strategy to improve its margins, the company is increasing prices and pursuing productivity initiatives, including making capital investments to improve operational efficiency, to address inflationary increases.
SECOND QUARTER
Sales
An analysis of net sales by reportable segment follows:

	(millions)
	2008	2007	% Change

U.S. Soup, Sauces and Beverages	$1,093	$1,030	6%
Baking and Snacking	491	454	8
International Soup, Sauces and Beverages	458	404	13
North America Foodservice	176	176	—

	$2,218	$2,064	7%

See also Note (i) to the Consolidated Financial Statements for information on modifications in 2008 to the company’s segments.
An analysis of percent change of net sales by reportable segment follows:

			International
	U.S. Soup,	Baking	Soup,	North
	Sauces and	and	Sauces and	America
	Beverages	Snacking	Beverages	Foodservice	Total

Volume and Mix	6%	—%	3%	(1)%	3%
Price and Sales Allowances	1	4	(1)	1	1
Increased Promotional Spending [1]	(1)	—	(1)	(2)	—
Currency	—	5	12	2	3
Divestiture	—	(1)	—	—	—

	6%	8%	13%	—%	7%

[1]	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

In U.S. Soup, Sauces and Beverages, total U.S. soup sales increased 4% as ready-to-serve soup sales increased 8%, condensed soup sales decreased 1% and broth sales increased 18%. The ready-to-serve soup sales increase was primarily due to sales gains in Campbell’s Chunky and Campbell’s Select canned soups, partially offset by declines in the convenience platform, which includes soups in microwavable bowls and cups. Sales of Campbell’s Chunky canned soups benefited from increased advertising and promotional activity and the introduction of Campbell’s Chunky Fully Loaded products. Growth in sales of Campbell’s Select soups was primarily driven by higher advertising and promotional activity. The decline in condensed soup sales was primarily due to a decline in cooking varieties. In condensed, sales gains were recorded from Campbell’s Healthy Request and lower sodium varieties. The Swanson broth sales increase was due to successful holiday promotional activity and the introduction in the first quarter of 2008 of new sizes of aseptic varieties. In other parts of the business, beverage sales increased double digits due to growth in V8 V-Fusion juice and V8 vegetable juice. V8 V-Fusion juice sales benefited from the introduction of new varieties. V8 vegetable juice sales growth was primarily due to gains in low sodium varieties. Sales of Prego pasta sauces grew slightly. Sales of Pace Mexican sauces increased in the quarter due to the launch of a new line of specialty salsas.
In Baking and Snacking, Pepperidge Farm reported sales increases in all businesses — bakery, cookies and crackers, and frozen. Sales of bakery products increased primarily due to the performance of Pepperidge Farm whole-grain breads and growth in sandwich rolls. In the cookies and crackers business, sales gains were driven primarily by growth in Pepperidge Farm Goldfish snack crackers and growth in Distinctive and 100-calorie pack cookies. Arnott’s sales increased, primarily due to the favorable impact of currency, partially offset by declines in the snack foods business. Sales were also impacted by the divestiture of the company’s ownership interest in Papua New Guinea operations in June 2007.
In International Soup, Sauces and Beverages, sales increased in Europe primarily due to the favorable impact of currency and growth in the businesses in Belgium and France, offset by a decline in Germany due primarily to discontinuing the private label business. In addition, Canada sales increased primarily due to the favorable impact of currency and gains in beverage sales.
In North America Foodservice, sales were flat as compared to the year-ago period. The favorable impact of currency was offset by sales declines in the refrigerated soup business.
Gross Margin
Gross margin, defined as Net sales less Cost of products sold, increased $38 million in 2008. As a percent of sales, gross margin decreased from 41.2% in 2007 to 40.1% in 2008. The percentage point decrease was due to the impact of cost inflation and other factors (approximately 3 percentage points), higher promotional spending (approximately 0.3 percentage points) and unfavorable mix (approximately 0.2 percentage points), partially offset by productivity improvements (approximately 1.6 percentage points) and higher selling prices (approximately 0.8 percentage points).
Marketing and Selling Expenses
Marketing and selling expenses increased 6% in 2008 as a result of higher advertising expenses (approximately 4 percentage points) and the impact of currency (approximately 3 percentage points), partially offset by a decrease in other marketing expenses (approximately 1 percentage point). As a percent of sales, Marketing and selling expenses were 14% in 2008 and 15% in 2007.
Administrative Expenses
Administrative expenses decreased by $4 million, or 3%, in 2008 primarily due to lower incentive compensation costs (approximately 5 percentage points), partially offset by the impact of currency (approximately 3 percentage points). As a percent of sales, Administrative expenses were 6% in 2008 and 7% in 2007.
Other Income/Expense
Other expense was $4 million during the quarter, compared to Other income of $18 million in the year ago quarter. The 2007 Other income included the $23 million gain related to the sale of an idle manufacturing facility.
Operating Earnings
An analysis of operating earnings by reportable segment follows:

	(millions)
	2008	2007	% Change

U.S. Soup, Sauces and Beverages	$286	$274	4%
Baking and Snacking	68	77	(12)
International Soup, Sauces and Beverages	61	58	5
North America Foodservice	20	25	(20)

	435	434	—
Corporate	(35)	(35)

	$400	$399	—%

Earnings from U.S. Soup, Sauces and Beverages increased 4% in 2008 from 2007. The increase was primarily due to higher sales and productivity gains, partially offset by cost inflation and higher advertising.
Earnings from Baking and Snacking decreased $9 million in 2008 from 2007. The prior year included a gain of $23 million related to the sale of an idle Pepperidge Farm manufacturing facility. Excluding this item, the increase in operating earnings was driven by double-digit gains at Pepperidge Farm and the favorable impact of currency. Within Arnott’s, excluding the favorable impact of currency, gains in biscuits were offset by a decline in the snack food business.
Earnings from International Soup, Sauces and Beverages increased 5% in 2008 versus 2007. The increase was due to the favorable impact of currency, partially offset by costs associated with the launch of products in Russia and China.

Earnings from North America Foodservice decreased 20%, or $5 million, in 2008 from 2007. The decline was primarily due to the impact of cost inflation and higher promotional spending, which were partially offset by productivity gains and higher selling prices.
Corporate expenses were $35 million in 2008 and 2007.
Nonoperating Items
Net interest expense increased to $42 million from $38 million in the prior year, primarily due to lower interest income on lower cash balances and lower capitalized interest, partially offset by lower debt levels and lower average interest rates.
The effective tax rate for the quarter was 27.4% in 2008. The effective rate for the year-ago quarter was 28.8%. The lower tax rate compared to the year-ago period was due primarily to the $13 million benefit from the favorable resolution of a state tax contingency.
SIX MONTHS
Sales
An analysis of net sales by reportable segment follows:

	(millions)
	2008	2007	% Change

U.S. Soup, Sauces and Beverages	$2,190	$2,084	5%
Baking and Snacking	1,023	938	9
International Soup, Sauces and Beverages	848	751	13
North America Foodservice	342	342	—

	$4,403	$4,115	7%

An analysis of percent change of net sales by reportable segment follows:

			International
	U.S. Soup,	Baking	Soup,	North
	Sauces and	and	Sauces and	America
	Beverages	Snacking	Beverages	Foodservice	Total

Volume and Mix	6%	1%	3%	—%	4%
Price and Sales Allowances	1	4	—	1	1
Increased Promotional Spending [1]	(2)	—	—	(2)	(1)
Currency	—	5	10	1	3
Divestiture	—	(1)	—	—	—

	5%	9%	13%	—%	7%

[1]	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

In U.S. Soup, Sauces and Beverages, total U.S. soup sales increased 2% as ready-to-serve soup sales increased 3%, condensed soup sales declined 2% and broth sales increased 12%. The ready-to-serve soup sales increase was primarily due to sales gains in Campbell’s Chunky and Campbell’s Select canned soups, partially offset by declines in the convenience platform, which includes soups in microwavable bowls and cups. Sales of Campbell’s Chunky canned soups benefited from increased advertising and promotional activity and the introduction of Campbell’s Chunky Fully Loaded products. Growth in sales of Campbell’s Select soups was primarily driven by higher advertising and promotional activity. The decline in condensed soup sales was primarily due to a decline in cooking varieties. In condensed, sales gains were recorded from Campbell’s Healthy Request and lower sodium varieties. The Swanson broth sales increase was due to successful holiday promotional activity and the introduction in the first quarter of 2008 of new sizes of aseptic varieties. In other parts of the business, beverage sales increased double digits due to growth in V8 V-Fusion juice and V8 vegetable juice. The sales increase was driven by strong consumer demand for healthy beverages, new varieties of V8 V-Fusion juices and a new distribution agreement for refrigerated single-serve beverages with Coca-Cola North America and Coca-Cola Enterprises Inc. Prego pasta sauce increased primarily due to increased advertising. Sales of Pace Mexican sauces increased primarily due to the introduction of a new line of specialty salsas.
In Baking and Snacking, Pepperidge Farm achieved sales growth in each of its businesses — bakery, cookies and crackers and frozen. In the cookies and crackers business, sales gains were primarily due to the performance of Pepperidge Farm Goldfish snack crackers and the Distinctive and 100-calorie pack cookies. Sales growth of Pepperidge Farm bakery products was driven by gains in Pepperidge Farm whole-grain breads and sandwich rolls. Arnott’s sales increased, primarily due to the favorable impact of currency and gains in the biscuit business, partially offset by a decline in the snack foods business. Sales were also impacted by the divestiture of the company’s ownership interest in Papua New Guinea operations in June 2007.
In International Soup, Sauces and Beverages, sales increased in Europe primarily due to the favorable impact of currency and growth in the businesses in Belgium and France, offset by a decline in Germany, where the company is discontinuing the private label soup business. In Canada, sales increased due to the favorable impact of currency and growth in soup and beverages.
In North America Foodservice, sales were flat with the prior period as the favorable impact of currency and gains in beverages were offset by decreases in frozen entrees and refrigerated soup.
Gross Margin
Gross margin, defined as Net sales less Cost of products sold, increased $72 million in 2008. As a percent of sales, gross margin decreased from 41.5% in 2007 to 40.4% in 2008. The percentage point decrease was due to the impact of cost inflation and other factors (approximately 2.7 percentage points), higher promotional spending (approximately 0.5 percentage points) and unfavorable mix (approximately 0.3 percentage points), partially offset by productivity improvements (approximately 1.6 percentage points) and higher selling prices (approximately 0.8 percentage points).

Marketing and Selling Expenses
Marketing and selling expenses increased by 8% in 2008 from 2007 due to higher advertising expenses (approximately 5 percentage points) and the impact of currency (approximately 3 percentage points). As a percent of sales, Marketing and selling expenses were 14% in 2008 and in 2007.
Administrative Expenses
Administrative expenses increased by $9 million, or 3% in 2008, primarily due to the impact of currency (approximately 3 percentage points). As a percent of sales, Administrative expenses were 6% in 2008 and 7% in 2007.
Other Income/Expense
Other expense was $4 million in 2008, as compared to Other income of $16 million in 2007. The Other income in 2007 included the $23 million gain related to the sale of an idle manufacturing facility.
Operating Earnings
An analysis of operating earnings by reportable segment follows:

	(millions)
	2008	2007	% Change

U.S. Soup, Sauces and Beverages	$595	$596	—%
Baking and Snacking	140	144	(3)
International Soup, Sauces and Beverages	112	107	5
North America Foodservice	44	48	(8)

	891	895	—
Corporate	(63)	(61)

	$828	$834	(1)%

Earnings from U.S. Soup, Sauces and Beverages were $595 million in 2008 compared to $596 million in 2007. The decline in operating earnings was primarily due to cost inflation and higher promotional spending, which were mostly offset by higher volume and productivity gains.
Earnings from Baking and Snacking decreased 3% in 2008 from 2007. The prior year included a gain of $23 million related to the sale of an idle Pepperidge Farm manufacturing facility. Excluding the gain from the sale, the increase was driven by gains in Pepperidge Farm, the favorable impact of currency, and gains in Arnott’s.
Earnings from International Soup, Sauces and Beverages increased 5% in 2008 versus 2007. The increase was primarily due to the favorable impact of currency, which was partially offset by costs associated with the launch of products in Russia and China.

Earnings from North America Foodservice decreased by 8%, in 2008 from 2007. The decline in earnings was driven by cost inflation and higher promotional spending, which were partially offset by productivity gains and higher selling prices.
Corporate expenses increased $2 million from 2007 to $63 million in 2008.
Nonoperating Items
Net interest expense increased to $84 million from $79 million in the prior year, primarily due to lower interest income on lower cash balances and lower capitalized interest, partially offset by lower debt levels and lower average interest rates.
The effective tax rate for the six months was 29.0% in 2008. The effective tax rate for the six months was 30.6% in 2007. The reduction in the effective rate in 2008 was primarily due to the $13 million benefit from the resolution of a state tax contingency.
Discontinued Operations
On December 20, 2007, the company entered into a Stock Purchase Agreement to sell its Godiva Chocolatier business to Yildiz Holding A.S. for $850 million. The Agreement is expected to close in the near future. The company has reflected the results of this business as discontinued operations in the consolidated statements of earnings for all periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations held for sale in the consolidated balance sheet as of January 27, 2008. The anticipated proceeds from the sale exceed the carrying value of the business.
The results of the company’s businesses in the United Kingdom and Ireland sold in August 2006 are included in discontinued operations. Results of the businesses are summarized below:

	2008	2007
	Three Months Ended	Three Months Ended
(millions)	Godiva	UK/Ireland	Godiva	Total
Net sales	$189	$—	$188	$188

Earnings from operations before taxes	$33	—	$45	$45
Taxes on earnings — operations	(14)	—	(18)	(18)
Gain on sale	—	3	—	3
Tax impact of gain on sale	—	(2)	—	(2)
Costs associated with pending sale	(9)	—	—	—
Tax benefit of costs associated with pending sale	4	—	—	—

Earnings from discontinued operations	$14	$1	$27	$28

Earnings from operations of Godiva declined primarily due to lower sales in North America and an increase in marketing and selling expenses.

	2008	2007
	Six Months Ended	Six Months Ended
(millions)	Godiva	UK/Ireland	Godiva	Total
Net sales	$303	$16	$290	$306

Earnings from operations before taxes	$36	$—	$49	$49
Taxes on earnings — operations	(15)	—	(20)	(20)
Gain on sale	—	39	—	39
Tax impact of gain on sale	—	(16)	—	(16)
Costs associated with pending sale	(9)	—	—	—
Tax benefit of costs associated with pending sale	4	—	—	—

Earnings from discontinued operations	$16	$23	$29	$52

Earnings from operations of Godiva declined primarily due to declines in the North America retail business and the impact of cost inflation.
See also Note (b) to the Consolidated Financial Statements for additional information.
Liquidity and Capital Resources
The company generated cash from operations of $442 million compared to $328 million last year. The prior year reflects the payment of $83 million to settle foreign currency hedges related to the divested United Kingdom and Ireland businesses.
Capital expenditures were $90 million compared to $121 million a year ago. Capital expenditures are expected to be approximately $370 million in 2008. Capital expenditures were $334 million in 2007. The anticipated major capital projects in 2008 include the expansion of U.S. beverage production capacity, the expansion of Pepperidge Farm bakery production capacity, and the continued implementation of the SAP enterprise-resource planning system in North America.
Net cash provided by investing activities in 2007 includes the proceeds from the sale of the businesses in the United Kingdom and Ireland, net of cash divested.
Excluding shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares, the company repurchased 6 million shares and paid $203 million in connection with repurchases in the six-month period ended January 27, 2008. The majority of these shares were repurchased pursuant to the company’s November 2005 publicly announced share repurchase program. Under this program, the company’s Board of Directors authorized the purchase of up to $600 million of company stock through 2008. In addition to the November 2005 publicly announced share repurchase program, the company also purchased shares to offset the impact of dilution from shares issued under the company’s stock compensation plans. The company expects to continue this practice in the future. Excluding shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares, the company repurchased 22 million shares at a cost of $842 million during the period ended January 28, 2007. See “Unregistered Sales of Equity Securities and Use of Proceeds” for more information.
At January 27, 2008, the company had approximately $976 million of notes payable due within one year and $33 million of standby letters of credit issued on behalf of the company. The company has a $1.5 billion committed revolving credit facility, which remains unused at January 27, 2008, except for $1 million of standby letters of credit issued on behalf of the company. Another $32 million of standby letters of credit were issued on behalf of the company under a separate facility. The company is in compliance with the covenants contained in its revolving credit facility and debt securities.
The company believes that foreseeable liquidity and capital resource requirements, including cash outflows to repurchase shares and pay dividends, will be met through cash and cash equivalents, anticipated cash flows from operations, long-term borrowings under its shelf registration statement, and short-term borrowings, including commercial paper. The company believes that its sources of financing are adequate to meet its future liquidity and capital resource requirements. The cost and terms of any future financing arrangements depend on the market conditions and the company’s financial position at that time.
On December 20, 2007, the company entered into a Stock Purchase Agreement to sell its Godiva Chocolatier business to Yildiz Holding A.S. for $850 million. See also Note (b) to the Consolidated Financial Statements for additional information.
Contractual Obligations and Other Commitments
Contractual cash obligations as of January 27, 2008 have not materially changed from the amount disclosed in the 2007 Annual Report on Form 10-K. However, the company adopted FASB Interpretation No. 48 (FIN 48) as of the beginning of fiscal 2008. See Note (k) for additional information. In addition to the amounts disclosed in the 2007 Annual Report on Form 10-K, the company had $56 million of unrecognized tax benefits as of January 27, 2008 of which approximately $2 million is expected to be settled within twelve months and approximately $54 million is expected to be settled beyond one year. The company is unable to make a reasonable estimate as to when settlement with taxing authorities may occur.
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
Recently Issued Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued FIN 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the criteria that must be met for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. This Interpretation also addresses derecognition, recognition of related penalties and interest, classification of liabilities and disclosures of unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company adopted FIN 48 as of the beginning of fiscal 2008. See also Note (k) to the Consolidated Financial Statements for additional information.
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a definition of fair value, provides a framework for measuring fair value and expands the disclosure requirements about fair value measurements. SFAS No. 157 as issued is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. On February 12, 2008, FASB Staff Position No. FAS 157-2 was issued which delays the effective date to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities. The company is currently evaluating the impact of SFAS No. 157.
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations,” which establishes the principles and requirements for how an acquirer recognizes the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquirer at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement applies to business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier adoption is not permitted. The company is currently evaluating the impact of SFAS No. 141 as revised.
In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be recorded as equity in the consolidated financial statements. This Statement also requires that consolidated net income shall be adjusted to include the net income attributed to the noncontrolling interest. Disclosure on the face of the income statement of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest is required. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The company is currently evaluating the impact of SFAS No. 160.
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
The company wishes to caution the reader that the following important factors and those important factors described in other Securities and Exchange Commission filings of the company, or in the company’s 2007 Annual Report on Form 10-K, could affect the company’s actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, the company:
•	the impact of strong competitive response to the company’s efforts to leverage its brand power with product innovation, promotional programs and new advertising, and of changes in consumer demand for the company’s products;

•	the risks in the marketplace associated with trade and consumer acceptance of product improvements, shelving initiatives and new product introductions;

•	the company’s ability to achieve sales and earnings guidance, which are based on assumptions about sales volume, product mix, the development and success of new products, the impact of marketing and pricing actions, and product costs;

•	the company’s ability to realize projected cost savings and benefits, including those contemplated by restructuring programs and other cost-savings initiatives;

•	the company’s ability to successfully manage changes to its business processes, including selling, distribution, production capacity, information management systems and the integration of acquisitions;

•	the increased significance of certain of the company’s key trade customers;

•	the impact of fluctuations in the supply and inflation in energy, raw and packaging materials cost;

•	the risks associated with portfolio changes and completion of acquisitions and divestitures;

•	the uncertainties of litigation described from time to time in the company’s Securities and Exchange Commission filings;

•	the impact of changes in currency exchange rates, tax rates, interest rates, equity markets, inflation rates, economic conditions and other external factors; and

•	the impact of unforeseen business disruptions in one or more of the company’s markets due to political instability, civil disobedience, armed hostilities, natural disasters or other calamities.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding the company’s exposure to certain market risk, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the 2007 Annual Report on Form 10-K. In addition to the company’s portfolio of financial instruments held at July 29, 2007, in August 2007 the company entered into three pay variable AUD/receive variable USD cross-currency swaps to hedge exposures related to intercompany financing transactions denominated in Australian dollars. At January 27, 2008, the notional amount of these swaps was $371 million and the fair value was a loss of $25 million.

ITEM 4. CONTROLS AND PROCEDURES
a.	Evaluation of Disclosure Controls and Procedures

The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 27, 2008 (the “Evaluation Date”). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective.

b.	Changes in Internal Controls

During the quarter ended January 27, 2008, as part of the previously announced North American SAP enterprise-resource planning system implementation, the company implemented SAP software at its Pepperidge Farm headquarters in Norwalk, Connecticut, and its Pepperidge Farm manufacturing facility in Downingtown, Pennsylvania. This implementation of SAP resulted in changes to the company’s internal control over financial reporting to adapt to the new system, and these changes materially affected such controls. There were no other changes in the company’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, such internal control over financial reporting.

PART II
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

						Approximate
						Dollar Value of
					Total Number of	Shares that May
					Shares Purchased as	Yet Be Purchased
	Total Number		Average Price		Part of Publicly	Under the Plans
	of Shares		Paid Per		Announced Plans	or Programs
Period	Purchased(1)		Share(2)		or Programs(3)	($ in millions)(3)
10/29/07 — 11/30/07	976,008	(4)	$35.82	(4)	601,180	$106
12/1/07 — 12/31/07	1,171,923	(5)	$36.57	(5)	421,200	$90
1/1/08 — 1/27/08	1,436,731	(6)	$33.87	(6)	871,470	$61
Total	3,584,662		$35.29		1,893,850	$61

(1)	Includes (i) 1,643,650 shares repurchased in open-market transactions to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 47,162 shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted shares. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the company’s shares on the date of vesting.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)	On November 21, 2005, the company announced that its Board of Directors authorized the purchase of up to $600 million of company capital stock on the open market or through privately negotiated transactions through the end of fiscal 2008. In addition to the November 2005 share repurchase program, the company will continue to purchase shares, under separate authorization, as part of its practice of buying back shares sufficient to offset shares issued under incentive compensation plans.

(4)	Includes (i) 335,320 shares repurchased in open-market transactions at an average price of $35.51 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 39,508 shares owned and tendered by employees at an average price per share of $36.79 to satisfy tax withholding requirements on the vesting of restricted shares.

(5)	Includes (i) 748,800 shares repurchased in open-market transactions at an average price of $36.57 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 1,923 shares owned and tendered by employees at an average price per share of $36.51 to satisfy tax withholding requirements on the vesting of restricted shares.

(6)	Includes (i) 559,530 shares repurchased in open-market transactions at an average price of $34.32 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 5,731 shares owned and tendered by employees at an average price per share of $35.95 to satisfy tax withholding requirements on the vesting of restricted shares.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     a. The company’s Annual Meeting of Shareowners was held on November 16, 2007.
     b. The matters voted upon and the results of the vote are as follows:
     Election of Directors

	Number of Shares
Name	For	Withheld
Edmund M. Carpenter	346,316,986	4,745,536
Paul R. Charron	347,685,293	3,377,229
Douglas R. Conant	346,816,625	4,245,897
Bennett Dorrance	346,649,168	4,413,354
Kent B. Foster	346,608,085	4,454,437
Harvey Golub	346,716,318	4,346,204
Randall W. Larrimore	347,672,117	3,390,405
Philip E. Lippincott	346,603,963	4,458,559
Mary Alice D. Malone	346,745,145	4,317,377
Sara Mathew	347,647,838	3,414,684
David C. Patterson	347,872,125	3,190,397
Charles R. Perrin	347,637,481	3,425,041
A. Barry Rand	347,797,087	3,265,435
George Strawbridge, Jr.	346,447,465	4,615,057
Les C. Vinney	347,685,784	3,376,738
Charlotte C. Weber	346,685,587	4,376,935

Ratification of Appointment of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm

				Broker Non-
	For	Against	Abstentions	Votes

Ratification of PricewaterhouseCoopers LLP	347,301,959	2,112,206	1,648,357	N/A

ITEM 6. EXHIBITS

10(a)	Stock Purchase Agreement, dated as of December 20, 2007, between Yildiz Holdings A.S. and Campbell Investment Company relating to the company’s divestiture of its Godiva Chocolatier business was filed with the SEC with a Campbell Form 8-K filed on December 26, 2007, and is incorporated herein by reference.

31(i)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(ii)	Certification of Robert A. Schiffner pursuant to Rule 13a-14(a).

32(i)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(ii)	Certification of Robert A. Schiffner pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL SOUP COMPANY
Date: March 4, 2008	By:	/s/ Robert A. Schiffner
Robert A. Schiffner
Senior Vice President and Chief Financial Officer

	By:	/s/ Ellen Oran Kaden
Ellen Oran Kaden
Senior Vice President — Law and Government Affairs

INDEX TO EXHIBITS
Exhibits

10(a)	Stock Purchase Agreement, dated as of December 20, 2007, between Yildiz Holdings A.S. and Campbell Investment Company relating to the company’s divestiture of its Godiva Chocolatier business was filed with the SEC with a Campbell Form 8-K filed on December 26, 2007, and is incorporated herein by reference.

31(i)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(ii)	Certification of Robert A. Schiffner pursuant to Rule 13a-14(a).

32(i)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(ii)	Certification of Robert A. Schiffner pursuant to 18 U.S.C. Section 1350.