Form 10-Q
period 2008-04-27
CAMPBELL SOUP CO
filed 2008-06-04
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 27, 2008	Commission File Number 1-3822

New Jersey State of Incorporation	21-0419870 I.R.S. Employer Identification No.
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
Yes ☐    No ☑
There were 371,518,353 shares of Capital Stock outstanding as of May 29, 2008.

PART I.
ITEM 1. FINANCIAL INFORMATION
CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	April 27,	April 29,	April 27,	April 29,
	2008	2007	2008	2007

Net sales	$1,880	$1,750	$6,283	$5,865

Costs and expenses
Cost of products sold	1,154	1,052	3,776	3,458
Marketing and selling expenses	284	277	899	845
Administrative expenses	158	128	440	401
Research and development expenses	30	26	82	76
Other expenses / (income)	—	(2)	4	(18)
Restructuring charges	172	—	172	—

Total costs and expenses	1,798	1,481	5,373	4,762

Earnings before interest and taxes	82	269	910	1,103
Interest, net	37	27	121	106

Earnings before taxes	45	242	789	997
Taxes on earnings	(9)	32	207	263

Earnings from continuing operations	54	210	582	734
Earnings from discontinued operations	478	7	494	59

Net earnings	$532	$217	$1,076	$793

Per share — basic
Earnings from continuing operations	$.14	$.55	$1.54	$1.90
Earnings from discontinued operations	1.28	.02	1.31	.15

Net earnings	$1.43	$.57	$2.85	$2.05

Dividends	$.22	$.20	$.66	$.60

Weighted average shares outstanding — basic	373	384	377	387

Per share — assuming dilution
Earnings from continuing operations	$.14	$.53	$1.51	$1.84
Earnings from discontinued operations	1.25	.02	1.28	.15

Net earnings	$1.40	$.55	$2.79	$1.99

Weighted average shares outstanding — assuming dilution	381	395	385	398

See Notes to Consolidated Financial Statements.
The sum of the individual per share amounts does not equal net earnings per share due to rounding.

CAMPBELL SOUP COMPANY CONSOLIDATED
Balance Sheets
(unaudited)
(millions, except per share amounts)

	April 27,	July 29,
	2008	2007

Current assets
Cash and cash equivalents	$50	$71
Accounts receivable	655	581
Inventories	666	775
Other current assets	213	151
Current assets held for sale	26	—

Total current assets	1,610	1,578

Plant assets, net of depreciation	1,892	2,042
Goodwill	2,009	1,872
Other intangible assets, net of amortization	615	615
Other assets	381	338

Total assets	$6,507	$6,445

Current liabilities
Notes payable	$349	$595
Payable to suppliers and others	593	694
Accrued liabilities	601	622
Dividend payable	83	77
Accrued income taxes	12	42
Current liabilities held for sale	25	—

Total current liabilities	1,663	2,030

Long-term debt	1,767	2,074
Other liabilities, including deferred income taxes of $399 and $354	1,178	1,046
Non-current liabilities held for sale	3	—

Total liabilities	4,611	5,150

Shareowners’ equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20
Additional paid-in capital	327	331
Earnings retained in the business	7,900	7,082
Capital stock in treasury, at cost	(6,370)	(6,015)
Accumulated other comprehensive income (loss)	19	(123)

Total shareowners’equity	1,896	1,295

Total liabilities and shareowners’ equity	$6,507	$6,445

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Cash Flows
(unaudited)
(millions)

	Nine Months Ended
	April 27,	April 29,
	2008	2007
Cash flows from operating activities:
Net earnings	$1,076	$793
Adjustments to reconcile net earnings to operating cash flow
Restructuring charge (Note m)	172	—
Stock-based compensation	68	65
Resolution of tax matters (Note k)	(13)	(25)
Reversal of legal reserves	—	(20)
Depreciation and amortization	208	201
Deferred income taxes	(41)	(1)
Gain on sale of businesses (Note b)	(698)	(39)
Gain on sale of facility	—	(23)
Other, net	46	55
Changes in working capital
Accounts receivable	(68)	(66)
Inventories	81	62
Prepaid assets	(14)	4
Accounts payable and accrued liabilities	(127)	(120)
Pension fund contributions	(39)	(29)
Payments for hedging activities	(37)	(186)
Other	(40)	(48)

Net cash provided by operating activities	574	623

Cash flows from investing activities:
Purchases of plant assets	(154)	(187)
Sales of plant assets	2	22
Sales of businesses, net of cash divested (Note b)	820	884
Other, net	7	8

Net cash provided by investing activities	675	727

Cash flows from financing activities:
Long-term repayments	(50)	(16)
Repayments of notes payable	—	(600)
Net short-term repayments	(574)	(84)
Dividends paid	(246)	(230)
Treasury stock purchases	(435)	(974)
Treasury stock issuances	30	149
Excess tax benefits on stock-based compensation	6	25

Net cash used in financing activities	(1,269)	(1,730)

Effect of exchange rate changes on cash	13	(3)

Net change in cash and cash equivalents	(7)	(383)
Cash and cash equivalents — beginning of period	71	657
Cash balance of business held for sale — end of period	(14)	—

Cash and cash equivalents — end of period	$50	$274

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Shareowners’ Equity
(unaudited)
(millions, except per share amounts)

						Earnings	Accumulated
	Capital Stock				Additional	Retained	Other	Total
	Issued		In Treasury		Paid-in	in the	Comprehensive	Shareowners’
	Shares	Amount	Shares	Amount	Capital	Business	Income (Loss)	Equity

Balance at July 30, 2006	542	$20	(140)	$(5,147)	$352	$6,539	$4	$1,768

Comprehensive income
Net earnings						793		793
Foreign currency translation adjustments							22	22
Cash-flow hedges, net of tax							7	7
Minimum pension liability, net of tax							15	15

Other comprehensive income							44	44

Total comprehensive income								837

Dividends ($.60 per share)						(233)		(233)
Treasury stock purchased			(26)	(946)	(28)			(974)
Treasury stock issued under management incentive and stock option plans			6	209	10			219

Balance at April 29, 2007	542	$20	(160)	$(5,884)	$334	$7,099	$48	$1,617

Balance at July 29, 2007	542	$20	(163)	$(6,015)	$331	$7,082	$(123)	$1,295

Comprehensive income
Net earnings						1,076		1,076
Foreign currency translation adjustments, net of tax							129	129
Cash-flow hedges, net of tax							7	7
Pension and postretirement benefits, net of tax							6	6

Other comprehensive income							142	142

Total comprehensive income								1,218

Impact of adoption of FIN 48 (Note k)						(6)		(6)
Dividends ($.66 per share)						(252)		(252)
Treasury stock purchased			(13)	(435)				(435)
Treasury stock issued under management incentive and stock option plans			3	80	(4)			76

Balance at April 27, 2008	542	$20	(173)	$(6,370)	$327	$7,900	$19	$1,896

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

(b)	Divestitures

Discontinued Operations

On March 18, 2008, the company completed the sale of its Godiva Chocolatier business for $850, pursuant to a Stock Purchase Agreement dated December 20, 2007. The purchase price is subject to working capital and other post-closing adjustments. The company has reflected the results of this business as discontinued operations in the consolidated statements of earnings for all periods presented. This business was historically included in Other for segment reporting purposes. Including an estimate for working capital and other post-closing adjustments, the company recognized a pre-tax gain of $707 ($467 after tax) in the three-month period ended April 27, 2008 and $698 ($462 after tax) in the nine-month period ended April 27, 2008 on the sale. The final gain on the sale is subject to the resolution of the post-closing adjustments. In connection with the sale, the company announced that its Board of Directors authorized using approximately $600 of the net proceeds to repurchase shares.

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

Results of discontinued operations were as follows:

	2008	2007
	Three Months Ended	Three Months Ended
	Godiva	UK/Ireland	Godiva	Total
Net sales	$90	$—	$118	$118

Earnings from operations before taxes	$12	—	$11	$11
Taxes on earnings — operations	(1)	—	(4)	(4)
Gain on sale	707	—	—	—
Tax impact of gain on sale	(240)	—	—	—

Earnings from discontinued operations	$478	$—	$7	$7

	2008	2007
	Nine Months Ended	Nine Months Ended
	Godiva	UK/Ireland	Godiva	Total
Net sales	$393	$16	$408	$424

Earnings from operations before taxes	$49	$—	$60	$60
Taxes on earnings — operations	(17)	—	(24)	(24)
Gain on sale	698	39	—	39
Tax impact of gain on sale	(236)	(16)	—	(16)

Earnings from discontinued operations	$494	$23	$36	$59

Other Divestitures

In the third quarter of 2008, the company entered into an agreement to sell certain Australian salty snack food brands and assets to a group of investors, including senior management of The Real McCoy Snackfood Co. Ltd., an Australian-owned snack foods company. The transaction, which was completed on May 12, 2008, included the following salty snack brands: Cheezels, Thins, Tasty Jacks, French Fries, and Kettle Chips, certain other assets and the assumption of liabilities. Proceeds of the sale were nominal. The business had annual net sales of approximately $150. In connection with this transaction, the company recognized a pre-tax non-cash impairment charge in the third quarter of $120 ($64 after tax or $.17 per share) to adjust the net assets to estimated net realizable value. This charge is included in the Restructuring charges on the Statements of Earnings. See also Note (m).

The assets and liabilities of the business are classified as held for sale on the balance sheet as of April 27, 2008 and consist of the following:

Cash	$14
Other current assets	12

Current Assets	$26

Accounts payable	$11
Accured liabilities	14

Current Liabilities	$25

Deferred income taxes	$3

Non-current liabilities	$3

The terms of the agreement require the company to provide a loan facility to the buyer of AUD $10, or approximately USD $9. The facility can be drawn down in AUD $5 increments, six months and nine months after the closing date. Any borrowings under the facility are to be repaid five years after the closing date. The company will also provide transition services for approximately one year.

The company has provided certain indemnifications in connection with the divestitures. As of April 27, 2008, known exposures related to such matters are not material.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations,” which establishes the principles and requirements for how an acquirer recognizes the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement applies to business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier adoption is not permitted. The company is currently evaluating the impact of SFAS No. 141 as revised.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be recorded as equity in the consolidated financial statements. This Statement also requires that consolidated net income shall be adjusted to include the net income attributed to the noncontrolling interest. Disclosure on the face of the income statement of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest is required. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The company is currently evaluating the impact of SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” which enhances the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) the location and amounts of derivative instruments in an entity’s financial statements, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The company is currently evaluating the impact of SFAS No. 161.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present

Fairly in Conformity With Generally Accepted Accounting Principles. The company is currently evaluating the impact of SFAS No. 162.
(e)	Stock-based Compensation

The company provides compensation benefits by issuing unrestricted stock, restricted stock (including EPS performance restricted stock and total shareowner return (TSR) performance restricted stock) and restricted stock units. In previous fiscal years, the company also issued stock options and stock appreciation rights to provide compensation benefits. Total pre-tax stock-based compensation recognized in the Statements of Earnings was $29 and $24 for the three-month periods ended April 27, 2008 and April 29, 2007, respectively. Tax related benefits of $11 and $9 were also recognized for the three-month periods ended April 27, 2008 and April 29, 2007, respectively. Total pre-tax stock-based compensation recognized in the Statements of Earnings was $68 and $65 for the nine-month periods ended April 27, 2008 and April 29, 2007, respectively. Tax related benefits of $25 and $24 were also recognized for the nine-month periods ended April 27, 2008 and April 29, 2007, respectively. Stock-based compensation associated with discontinued operations was approximately $2 and $1 after tax for the three-month periods ended April 27, 2008 and April 29, 2007, respectively, and $3 and $2 after tax for the nine-month periods then ended. Cash received from the exercise of stock options was $30 and $149 for the nine-month periods ended April 27, 2008 and April 29, 2007, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

The following table summarizes stock option activity as of April 27, 2008:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
(options in thousands)	Options	Exercise Price	Contractual Life	Value

Outstanding at July 29, 2007	22,889	$27.61
Granted	—	—
Exercised	(1,145)	$25.79
Terminated	(155)	$39.41

Outstanding at April 27, 2008	21,589	$27.58	4.5	$161

Exercisable at April 27, 2008	21,501	$27.57	4.5	$160

The total intrinsic value of options exercised during the nine-month periods ended April 27, 2008 and April 29, 2007 was $11 and $69, respectively. As of April 27, 2008, total remaining unearned compensation related to unvested stock options was less than $1, which will be amortized over the weighted-average remaining service period of less than 1 year. The company measures the fair value of stock options using the Black-Scholes option pricing model.

The following table summarizes time-lapse restricted stock and EPS performance restricted stock as of April 27, 2008:

		Weighted-Average
		Grant-Date
(restricted stock in thousands)	Shares	Fair Value

Nonvested at July 29, 2007	3,108	$31.18
Granted	1,432	$36.59
Vested	(1,857)	$30.77
Forfeited	(244)	$34.35

Nonvested at April 27, 2008	2,439	$34.35

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

As of April 27, 2008, total remaining unearned compensation related to nonvested time-lapse restricted stock and EPS performance restricted stock was $47, which will be amortized over the weighted-average remaining service period of 1.7 years. The fair value of restricted stock vested during the nine-month periods ended April 27, 2008 and April 29, 2007 was $66 and $50, respectively. The weighted-average grant date fair value of the restricted stock granted during the nine-month period ended April 29, 2007 was $36.04.

The following table summarizes TSR performance restricted stock as of April 27, 2008:

		Weighted-Average
		Grant-Date
(restricted stock in thousands)	Shares	Fair Value

Nonvested at July 29, 2007	2,735	$27.58
Granted	1,431	$34.64
Vested	(199)	$28.73
Forfeited	(333)	$29.80

Nonvested at April 27, 2008	3,634	$30.10

The fair value of TSR performance restricted stock is estimated at the grant date using a Monte Carlo simulation. Expense is recognized on a straight-line basis over the service period. As of April 27, 2008, total remaining unearned compensation related to TSR performance restricted stock was $52, which will be amortized over the weighted-average remaining service period of 2.0 years. The grant date fair value of TSR performance restricted stock granted during the nine-month period ended April 29, 2007 was $26.31.

(f)	Goodwill and Intangible Assets

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	April 27, 2008		July 29, 2007
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization[1]:
Other	$17	$(8)	$16	$(8)

Intangible assets not subject to amortization:
Trademarks	$606		$607

[1]	Amortization related to these assets was less than $1 for the nine-month periods ended April 27, 2008 and April 29, 2007. The estimated aggregated amortization expense for each of the five succeeding fiscal years is less than $1 per year. Asset useful lives range from nineteen to thirty-four years.
Changes in the carrying amount for goodwill for the period ended April 27, 2008 are as follows:

				Other/
	U.S. Soup,		International	North
	Sauces and	Baking and	Soup, Sauces	America
	Beverages	Snacking	and Beverages	Foodservice[1]	Total
Balance at July 29, 2007	$428	$683	$610	$151	$1,872
Divestiture	—	—	—	(6)	(6)
Foreign currency translation adjustment	—	65	77	1	143

Balance at April 27, 2008	$428	$748	$687	$146	$2,009

[1]	As of July 29, 2007, the company managed and reported the results of operations in the following segments: U.S. Soup, Sauces and Beverages, Baking and Snacking, International Soup, Sauces and Beverages, and the balance of the portfolio in Other. Other included the Godiva Chocolatier worldwide business and the company’s Away From Home operations, which represent the distribution of products such as soup, specialty entrees, beverage products, other prepared foods and Pepperidge Farm products through various food service channels in the United States and Canada. In the third quarter of fiscal 2008, the Godiva Chocolatier business was sold. See Note (b) for additional information on the sale. Beginning with the second quarter of fiscal 2008, the Away From Home business is reported as North America Foodservice.
(g)	Comprehensive Income

Total comprehensive income comprises net earnings, net foreign currency translation adjustments, adjustments to net unrealized gains (losses) on cash-flow hedges and adjustments to net unamortized pension and postretirement benefits.

Total comprehensive income for the three-month periods ended April 27, 2008 and April 29, 2007, was $592 and $274, respectively. Total comprehensive income for the nine-month periods ended April 27, 2008 and April 29, 2007, was $1,218 and $837, respectively.

The components of Accumulated other comprehensive income (loss) consisted of the following:

	April 27,	July 29,
	2008	2007

Foreign currency translation adjustments, net of tax[1]	$258	$129
Cash-flow hedges, net of tax[2]	1	(6)
Unamortized pension and postretirement benefits, net of tax:[3]
Net actuarial loss	(233)	(239)
Prior service cost	(7)	(7)

Total Accumulated other comprehensive income (loss)	$19	$(123)

[1]	Includes a tax expense of $10 as of April 27, 2008 and $5 as of July 29, 2007. The Godiva Chocolatier divested business had foreign currency translation adjustments of $14 as of March 18, 2008.

[2]	Includes a tax expense of less than $1 as of April 27, 2008 and a tax benefit of $2 as of July 29, 2007.

[3]	Includes a tax benefit of $127 as of April 27, 2008 and $135 as of July 29, 2007.
(h)	Earnings Per Share

For the periods presented in the Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and restricted stock programs, except when such effect would be antidilutive. In 2007, the dilutive impact of the accelerated share repurchase agreements described in Note (p) was not material. Stock options to purchase 1 million shares of capital stock for both the three-month and nine-month periods ended April 27, 2008 and April 29, 2007 were not included in the calculation of diluted earnings per share because the exercise price of the stock options exceeded the average market price of the capital stock and therefore, the effect would be antidilutive.

(i)	Segment Information

Campbell Soup Company, together with its consolidated subsidiaries, is a global manufacturer and marketer of high-quality, branded convenience food products. Prior to the second quarter of fiscal 2008, the company managed and reported the results of operations in the following segments: U.S. Soup, Sauces and Beverages, Baking and Snacking, International Soup, Sauces and Beverages, and the balance of the portfolio in Other. Other included the Godiva Chocolatier worldwide business and the company’s Away From Home operations, which represent the distribution of products such as soup, specialty entrees, beverage products, other prepared foods and Pepperidge Farm products through various food service channels in the United States and Canada. As of the second quarter of fiscal 2008, the results of the Godiva Chocolatier business are reported as discontinued operations for the periods presented due to the sale. See Note (b) for additional information on the sale. Beginning with the second quarter of fiscal 2008, the Away From Home business is reported as North America Foodservice.

In connection with the sale of the Godiva Chocolatier business, the company modified the allocation methodology of certain corporate expenses to the remaining segments. In addition, following the recent distribution agreement with Coca-Cola North America and Coca-Cola Enterprises, sales and earnings from certain beverage products historically included in North America Foodservice segment are now reported in U.S. Soup, Sauces and Beverages and International Soup, Sauces and Beverages. Segment results of prior periods have been adjusted to conform to the current presentation.

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

Accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those described in the company’s 2007 Annual Report on Form 10-K. The company evaluates segment performance before interest and taxes. North America Foodservice products are principally produced by the tangible assets of the company’s other segments, except for refrigerated soups, which are produced in a separate facility, and certain other products, which are produced under contract manufacturing agreements. Accordingly, with the exception of a refrigerated soup facility, plant assets are not allocated to the North America Foodservice operations. Depreciation, however, is allocated to North America Foodservice based on production hours.

April 27, 2008

	Three Months Ended		Nine Months Ended
		Earnings		Earnings
		Before Interest		Before Interest
	Net Sales	and Taxes[2]	Net Sales	and Taxes[2]

U.S. Soup, Sauces and Beverages	$811	$172	$3,001	$767
Baking and Snacking	502	(92)	1,525	48
International Soup, Sauces and Beverages	400	40	1,248	152
North America Foodservice	167	(4)	509	40
Corporate [1]	—	(34)	—	(97)

Total	$1,880	$82	$6,283	$910

April 29, 2007

	Three Months Ended		Nine Months Ended
		Earnings		Earnings
		Before Interest		Before Interest
	Net Sales	and Taxes	Net Sales	and Taxes

U.S. Soup, Sauces and Beverages	$810	$181	$2,894	$777
Baking and Snacking	441	45	1,379	189
International Soup, Sauces and Beverages	341	43	1,092	150
North America Foodservice	158	13	500	61
Corporate[1]	—	(13)	—	(74)

Total	$1,750	$269	$5,865	$1,103

[1]	Represents unallocated corporate expenses.

[2]	Contributions to earnings before interest and taxes by segment include the effect of a third quarter 2008 restructuring charge of $172 as follows: Baking and Snacking — $144, International Soup, Sauces and Beverages — $6, and North America Foodservice — $22. See Note (m) for additional information.

Historical information reflecting the restated reporting segments is as follows:
July 29, 2007

	Three Months Ended		Year Ended
		Earnings		Earnings
		Before Interest		Before Interest
	Net Sales	and Taxes	Net Sales	and Taxes

U.S. Soup, Sauces and Beverages	$601	$84	$3,495	$861
Baking and Snacking	471	49	1,850	238
International Soup, Sauces and Beverages	310	18	1,402	168
North America Foodservice	138	17	638	78
Corporate[1]	—	(28)	—	(102)

Total	$1,520	$140	$7,385	$1,243

[1]	Represents unallocated corporate expenses.

Fiscal Year 2006
Net Sales:

	Three Months Ended				Year to Date
	October 30,	January 29,	April 30,	July 30,	January 29,	April 30,	July 30,
	2005	2006	2006	2006	2006	2006	2006

U.S. Soup, Sauces and Beverages	$972	$1,020	$715	$558	$1,992	$2,707	$3,265
Baking and Snacking	458	429	422	438	887	1,309	1,747
International Soup, Sauces and Beverages	312	362	323	260	674	997	1,257
North America Foodservice	165	172	156	132	337	493	625

Total	$1,907	$1,983	$1,616	$1,388	$3,890	$5,506	$6,894

Earnings Before Interest and Taxes:

	Three Months Ended				Year to Date
	October 30,	January 29,	April 30,	July 30,	January 29,	April 30,	July 30,
	2005	2006	2006	2006	2006	2006	2006

U.S. Soup, Sauces and Beverages	$288	$241	$171	$114	$529	$700	$814
Baking and Snacking	49	40	35	61	89	124	185
International Soup, Sauces and Beverages	35	60	43	6	95	138	144
North America Foodservice	23	24	11	1	47	58	59
Corporate[1]	(18)	(29)	(28)	(30)	(47)	(75)	(105)

Total	$377	$336	$232	$152	$713	$945	$1,097

[1]	Represents unallocated corporate expenses.

(j)	Inventories

	April 27, 2008	July 29, 2007

Raw materials, containers and supplies	$272	$289
Finished products	394	486

	$666	$775

The July 29, 2007 balances included $52 of inventories of the Godiva Chocolatier business ($13 in raw materials, containers and supplies and $39 in finished products) and $9 of inventories of the Australian salty snack foods group.

(k)	Taxes on Earnings

The company adopted the provisions of FIN 48 as of July 30, 2007 (the beginning of fiscal 2008). Upon adoption, the company recognized a cumulative-effect adjustment of $6 as an increase in the liability for unrecognized tax benefits, including interest and penalties, and a reduction in retained earnings. As of July 30, 2007, the liability for unrecognized tax benefits was approximately $67, all of which would impact the effective tax rate if recognized.

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

In the three-month period ended January 27, 2008, the company finalized a favorable state tax agreement that resulted in a $13 benefit ($10 tax and $3 net interest and penalty), or $.03 per share.

In the three-month period ended April 27, 2008, the company had an $11 increase in unrecorded tax benefits as a result of state tax positions related to discontinued operations and a decrease in unrecorded tax benefits of $3 related to state tax settlements.

The liability for unrecognized tax benefits was $65 as of April 27, 2008. Approximately $1 of the unrecognized tax benefit liabilities are expected to be settled within the next twelve months and are classified in accrued income taxes on the Consolidated Balance Sheet. The remaining $64 of unrecognized tax benefit liabilities are reported as other non-current liabilities on the Consolidated Balance Sheet.

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

In the third quarter of 2007, the company recorded a tax benefit of $22 resulting from the settlement of bilateral advance pricing agreements (APA) among the company, the United States, and Canada related to royalties. In addition, the company reduced net interest expense by $4 ($3 after tax). The aggregate impact on earnings from continuing operations was $25, or $.06 per share. The company also recorded an additional net benefit of $27, primarily related to the finalization of the 2002-2004 U.S. federal tax audits.

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

Interest Rate Swaps

The notional amount of outstanding fixed-to-variable interest rate swaps accounted for as fair-value hedges at April 27, 2008 totaled $675 with a maximum maturity date of October 2013. The fair value of such instruments was a gain of $15 as of April 27, 2008.

The notional amount of outstanding variable-to-fixed interest rate swaps accounted for as cash-flow hedges was $94 as of April 27, 2008. The fair value of the swaps was a gain of $1 as of April 27, 2008.

Foreign Currency Contracts

The fair value of foreign exchange forward and cross-currency swap contracts accounted for as cash-flow hedges was a loss of $74 at April 27, 2008. The notional amount was $311 at April 27, 2008.

The company also enters into certain foreign exchange forward and variable-to-variable cross-currency swap contracts that are not designated as accounting hedges. These instruments are primarily intended to reduce volatility of certain intercompany financing transactions. The fair value of these instruments was a loss of $72 at April 27, 2008. The notional amount was $764 at April 27, 2008.

Foreign exchange forward contracts typically have maturities of less than eighteen months. Cross-currency swap contracts mature in 2008 through 2014. Principal currencies include the Australian dollar, British pound, Canadian dollar, euro, Japanese yen, New Zealand dollar and Swedish krona.

Commodities

The company enters into certain commodity futures contracts to reduce the volatility of price fluctuations for commodities such as soybean oil, wheat, soybean meal, corn, cocoa and natural gas. Commodity futures contracts are typically accounted for as cash-flow hedges or are not designated as accounting hedges. The notional amount of commodity futures contracts was $151 at April 27, 2008 and the fair value was a gain of $5.

As of April 27, 2008, the accumulated derivative net gain in other comprehensive income for cash-flow hedges, including the foreign exchange forward and cross-currency contracts, forward starting swap contracts, and treasury lock agreements was $1, net of tax. As of July 29, 2007, the accumulated derivative net loss in other comprehensive income was $6, net of tax. Reclassifications from Accumulated other comprehensive income (loss) into the Statements of Earnings during the nine-month period ended April 27, 2008 were not material. Reclassifications during 2008 are not expected to be material. At April 27, 2008, the maximum maturity date of any cash-flow hedge was August 2013.

(m)	Restructuring

On April 28, 2008, the company announced a series of initiatives to improve operational efficiency and long-term profitability, including selling certain salty snack food brands and assets in Australia, closing certain production facilities in Australia and Canada, and streamlining the company’s management structure. As a result of these initiatives, the company expects to incur aggregate pre-tax costs of approximately $230, consisting of the following: approximately $120 associated with impairment charges for the salty snack brands; approximately $62 in employee severance and benefit costs, including the estimated impact of curtailment and other pension charges; approximately $38 in asset write-offs and accelerated depreciation of property, plant and equipment; and approximately $10 in other exit costs. Of the aggregate $230 of pre-tax costs, the company expects approximately $65 will be cash expenditures, the majority of which will be spent in 2009. In the third quarter of 2008, the company recorded a restructuring charge of $172 ($100 after tax or $.26 per share) related to these initiatives. The charge consisted of an impairment charge of $120 ($64 after tax) to adjust the net assets of salty snack brands to be sold to estimated net realizable value, $42 ($29 after tax) of employee severance and benefit costs, including the estimated impact of curtailment and other pension charges, and $10 ($7 after tax) of property, plant and equipment impairment charges.

A summary of the pre-tax costs is as follows:

		Recognized	Remaining
	Total	as of	Costs to be
	Program	April 27, 2008	Recognized

Severance pay and benefits	$62	$42	$20
Asset impairment	158	130	28
Other exit costs	10	—	10

Total	$230	$172	$58

In the third quarter of 2008, the company entered into an agreement to sell certain Australian salty snack food brands and assets to a group of Australian investors. The transaction was completed on May 12, 2008. Proceeds of the sale were nominal. See also Note (b).

In April 2008, as part of the initiatives, the company announced plans to close the Listowel, Ontario, Canada food plant. The Listowel facility produces primarily frozen products, including soup, entrees, and Pepperidge Farm products, as well as ramen noodles. The facility employs approximately 500 people. The company plans to operate the facility through April 2009 and transition production to its network of North American contract manufacturers and to its Downingtown, Pennsylvania plant. As a result, the company recorded $20 ($14 after tax) of employee severance and benefit costs, including the estimated impact of curtailment and other pension charges, in the third quarter of 2008. The company expects to incur approximately $15 in additional employee severance and benefit costs, approximately $26 in accelerated depreciation of property, plant and equipment, and approximately $6 in other exit costs.

In April 2008, as part of the initiatives, the company also announced plans to discontinue the private label biscuit and industrial chocolate production at its Miranda, Australia facility. Subject to union consultation, the company plans to close the Miranda facility, which employs approximately 150 people, by the second quarter of 2009. In connection with this action, the company recorded $10 ($7 after tax) of property, plant and equipment impairment charges and $8 ($6 after tax) in employee severance and benefit costs. The company expects to incur an additional $2 in accelerated depreciation of property, plant, and equipment, and approximately $4 in other exit costs.

The company also plans to streamline its management structure and eliminate certain overhead costs. These actions began in the fourth quarter of 2008 and will be substantially completed in 2009. In connection with this action, the company recorded $14 ($9 after tax) in employee severance and benefit costs. The company expects to incur approximately $5 of additional employee severance and benefit costs.

A summary of restructuring reserves at April 27, 2008 and related activity is as follows:

	Accrued			Pension	Accrued
	Balance at	2008	Cash	Termination	Balance at
	July 29, 2007	Charge	Payments	Benefits[1]	April 27, 2008

Severance pay and benefits	$—	42	—	(4)	$38
Asset impairment		130			—

		$172			$38

[1]	Pension termination benefits are recognized in Other Liabilities and in Accumulated Other Comprehensive Income/(loss). See Note (n) to the Consolidated Financial Statements.
A summary of restructuring charges for the three- and nine-months periods by reportable segment is as follows:

	U.S. Soup,		International	North
	Sauces and	Baking and	Soup, Sauces	America
	Beverages	Snacking	and Beverages	Foodservice	Total

Severance pay and benefits	$—	$14	$6	$22	$42
Asset impairment	—	130	—	—	130

	$—	$144	$6	$22	$172

The company expects to incur additional pre-tax costs of approximately $58 by segment as follows: Baking and Snacking-$7, International Soup, Sauces and Beverages-$1, North America Foodservice-$47, and $3 to be allocated among all segments. The total pre-tax costs of $230 expected to be incurred by segment is as follows: Baking and Snacking-$151, International Soup, Sauces and Beverages-$7, North America Foodservice-$69, and $3 to be allocated among all segments.

(n)	Pension and Postretirement Medical Benefits

The company sponsors certain defined benefit plans and postretirement medical benefit plans for employees. Components of benefit expense were as follows:

	Pension		Postretirement
	April 27,	April 29,	April 27,	April 29,
Three Months Ended	2008	2007	2008	2007

Service cost	$12	$13	$1	$1
Interest cost	31	27	5	5
Expected return on plan assets	(44)	(40)	—	—
Amortization of prior service cost	1	1	—	—
Recognized net actuarial loss	7	7	—	1
Curtailment gain	(1)	—	—	—
Special termination benefits	2	—	—	—

Net periodic benefit expense	$8	$8	$6	$7

	Pension		Postretirement
	April 27,	April 29,	April 27,	April 29,
Nine Months Ended	2008	2007	2008	2007

Service cost	$36	$37	$3	$3
Interest cost	90	83	16	16
Expected return on plan assets	(128)	(118)	—	—
Amortization of prior service cost	2	1	—	(1)
Recognized net actuarial loss	17	21	—	1
Curtailment loss	1	—	—	—
Special termination benefits	5	—	1	—

Net periodic benefit expense	$23	$24	$20	$19

The curtailment loss (gain) includes a curtailment gain of $3 and $1 for the three and nine-month periods ended April 27, 2008, respectively, related to the sale of the Godiva Chocolatier business. The special termination benefits include costs of $3 for the nine-month period ended April 27, 2008 related to the sale. These amounts are included in earnings from discontinued operations.

The curtailment loss (gain) and special termination benefits include a curtailment loss of $2 and a special termination benefit of $2 for the three and nine-month periods ended April 27, 2008 related to the closure of the plant in Canada and are included in the restructuring charge. See also Note (m).

In the first quarter 2008, the company made a $35 voluntary contribution to a U.S. pension plan. Additional contributions to the U.S. pension plans are not expected this fiscal year.

Contributions of $4 were made to the non-U.S. plans as of April 27, 2008. Contributions are expected to be $2 during the remainder of the fiscal year.

(o)	Supplemental Cash Flow Information

Other cash used in operating activities for the nine-month periods is comprised of the following:

	April 27, 2008	April 29, 2007

Benefit related payments	$(45)	$(41)
Other	5	(7)

	$(40)	$(48)

(p)	Share Repurchase Programs

In November 2005, the company’s Board of Directors authorized the purchase of up to $600 of company stock through fiscal 2008. This program was completed during the third quarter of 2008. In August 2006, the company’s Board of Directors authorized using up to $620 of the net proceeds from the sale of the United Kingdom and Ireland businesses to purchase company stock. The August 2006 program was completed by the end of fiscal 2007. In March 2008, the company’s Board of Directors authorized using approximately $600 of the net proceeds from the sale of the Godiva Chocolatier business to purchase company stock. In addition to these publicly announced share repurchase programs, the company repurchases shares to offset the impact of dilution from shares issued under the company’s stock compensation plans.

During the nine-month period ended April 27, 2008, the company repurchased 13 million shares at a cost of $435. Approximately $444 remains available under the March 2008 program as of April 27, 2008. The company expects to substantially complete this program in 2008.

During the nine-month period ended April 29, 2007, the company repurchased 26 million shares at a cost of $974. The majority of these shares were repurchased pursuant to the company’s publicly announced share repurchase programs. Pursuant to the publicly announced programs, in September 2006 the company entered into two accelerated share repurchase agreements for approximately $600 of common stock which settled in July 2007.

ITEM 2.
CAMPBELL SOUP COMPANY CONSOLIDATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
OVERVIEW
Basis of Presentation
On March 18, 2008, the company completed the sale of its Godiva Chocolatier business for $850 million, pursuant to a Stock Purchase Agreement dated December 20, 2007. The purchase price is subject to working capital and other post-closing adjustments. The company has reflected the results of this business as discontinued operations in the consolidated statements of earnings for all periods presented. This business was historically included in Other for segment reporting purposes. Including an estimate for working capital and other post-closing adjustments, the company recognized a pre-tax gain of $707 million ($467 million after tax) in the three-month period ended April 27, 2008 and $698 million ($462 million after tax) in the nine-month period ended April 27, 2008 on the sale. The final gain on the sale is subject to the resolution of the post-closing adjustments. In connection with the sale, the company announced that its Board of Directors authorized using approximately $600 million of the net proceeds of the sale to repurchase shares.
Results of Operations
Net earnings were $532 million for the third quarter ended April 27, 2008, versus $217 million in the comparable quarter a year ago. Net earnings per share were $1.40 compared to $.55 a year ago. (All earnings per share amounts included in Management’s Discussion and Analysis are presented on a diluted basis.) Net sales increased 7% to $1.880 billion in 2008 from $1.750 billion last year.
The following items impacted the comparability of net earnings and net earnings per share:
Continuing Operations
•	In the third quarter of fiscal 2008, the company recorded a pre-tax restructuring charge of $172 million ($100 million after tax or $.26 per share) in earnings from continuing operations associated with the previously announced initiatives to improve operational efficiency and long-term profitability, including selling certain salty snack food brands and assets in Australia, closing certain production facilities in Australia and Canada, and streamlining the company’s management structure. See Note (m) to the Consolidated Financial Statements and “Restructuring Charges” for additional information.

•	In the third quarter of fiscal 2007, the company recorded a pre-tax non-cash benefit of $20 million ($13 million after tax or $.03 per share) in earnings from continuing operations from the reversal of legal reserves due to favorable results in litigation.

•	In the third quarter of fiscal 2007, the company recorded a tax benefit of $22 million resulting from the settlement of bilateral advance pricing agreements (“APA”) among the company, the United States, and Canada related to royalties. In addition, the company reduced net interest expense by $4 million ($3 million after tax). The aggregate impact on earnings from continuing operations was $25 million or $.06 per share.
Discontinued Operations
•	In the third quarter of fiscal 2008, the company recognized a pre-tax gain of $707 million ($467 million after tax or $1.23 per share) in earnings from discontinued operations from the sale of the Godiva Chocolatier business. The total after-tax gain recognized in fiscal 2008 on the sale was $462 million or $1.20 per share as certain costs were recognized in the second quarter.
The items impacting comparability are summarized below:

	Three Months Ended
	2008		2007
(millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations	$54	$.14	$210	$.53

Earnings from discontinued operations	$478	$1.25	$7	$.02

Net earnings	$532	$1.40	$217	$.55

Continuing operations:
Restructuring charges	$(100)	$(.26)	$—	$—
Reversal of legal reserves	—	—	13	.03
Benefit from settlement of APA	—	—	25	.06

Discontinued operations:
Gain on sale of Godiva Chocolatier business	$467	$1.23	$—	$—

Impact of significant items on net earnings[1]	$367	$.97	$38	$.10

[1]	The sum of the individual per share amounts does not equal due to rounding.
The company reported earnings from continuing operations of $54 million for the third quarter ended April 27, 2008, versus $210 million in the comparable quarter a year ago. Earnings per share from continuing operations were $.14 compared to $.53 a year ago. After factoring in the items impacting comparability, earnings from continuing operations decreased primarily due to a higher effective tax rate on earnings. Earnings per share from continuing operations benefited from a reduction in weighted average diluted shares outstanding.
Earnings from discontinued operations were $478 million for the third quarter ended April 27, 2008, versus $7 million in the comparable quarter a year ago. Earnings per share from discontinued operations were $1.25 compared to $.02 a year ago. The current year included the $467 million gain from the sale of the Godiva Chocolatier business.
For the nine months ended April 27, 2008, net earnings were $1,076 million compared to $793 million a year ago. Net earnings per share were $2.79 compared to $1.99 a year ago. Net sales increased 7% to $6.283 billion in 2008 from $5.865 billion last year.
In addition to the items recorded in the third quarter that impacted comparability, the nine-month earnings from continuing operations in the current year included a non-cash tax benefit of $13 million ($.03 per share) from the favorable resolution of a state tax contingency in the United States. The prior year included a pre-tax gain of $23 million ($14 million after tax or $.04 per share) from the sale of an idle manufacturing facility. The nine-month earnings from discontinued operations in the prior year included a pre-tax gain of $39 million ($23 million after tax or $.06 per share) from the sale of the businesses in the United Kingdom and Ireland.

The items impacting comparability are summarized below:

	Nine Months Ended
	2008		2007
(millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact

Earnings from continuing operations	$582	$1.51	$734	$1.84

Earnings from discontinued operations	$494	$1.28	$59	$.15

Net earnings	$1,076	$2.79	$793	$1.99

Continuing operations:
Restructuring charges	$(100)	$(.26)	$—	$—
Benefit from resolution of state tax contingency	13	.03	—	—
Reversal of legal reserves	—	—	13	.03
Benefit from settlement of APA	—	—	25	.06
Gain from sale of facility	—	—	14	.04

Discontinued operations:
Gain on sale of Godiva Chocolatier business	$462	$1.20	$—	$—
Gain on sale of UK/Ireland businesses	—	—	23	.06

Impact of significant items on net earnings	$375	$.97	$75	$.19

For the nine months ended April 27, 2008, earnings from continuing operations were $582 million compared to $734 million a year ago. Earnings per share from continuing operations were $1.51 compared to $1.84 a year ago. After factoring in the items impacting comparability, earnings from continuing operations decreased primarily due to a reduction of gross margin as a percentage of sales and a higher effective tax rate on earnings, partially offset by higher sales and the impact of currency. Earnings per share from continuing operations benefited from a reduction in weighted average diluted shares outstanding.

For the nine-months ended April 27, 2008, earnings from discontinued operations were $494 million in 2008 compared to $59 million in 2007. Earnings per share from discontinued operations were $1.28 in 2008 and $.15 in 2007. After factoring in the items impacting comparability, the decline in earnings was primarily due to a decline in the operating performance of Godiva North America.
Developments in Key Strategic Initiatives
In the 2007 Annual Report on Form 10-K, the company described key strategies it has adopted to promote sustainable long-term growth. The company continues to implement previously announced plans and programs intended to advance these strategies. Significant developments in the third fiscal quarter include the following:
•	In March 2008, the company announced that it had completed the sale of its Godiva Chocolatier business. This divestiture is consistent with the company’s strategy to focus on its core simple meals, baked snacks and healthy beverages businesses in markets with the greatest potential for growth. The company also announced that approximately $600 million of the net proceeds of the sale would be used to purchase company stock in open market transactions. The company expects these purchases to be substantially completed in fiscal 2008. This share repurchase authority is in addition to the company’s ongoing practice of buying back shares sufficient to offset shares issued under incentive compensation plans.

•	In April 2008, the company announced a series of initiatives designed to improve operational efficiency and long-term profitability, including (i) closing the plant in Listowel, Ontario, Canada; (ii) selling certain salty snack food brands and assets in Australia; (iii) discontinuing private label biscuit and industrial chocolate production at the company’s Miranda, Australia facility and closing the facility; and (iv) streamlining the company’s management structure. These initiatives are consistent with the company’s strategy to improve its profit margins. Please see “Restructuring Charges” and Note (m) to the Consolidated Financial Statements for details regarding these initiatives.

•	Consistent with its strategic focus on convenience, wellness and quality, the company announced the introduction of Campbell’s V8 vegetable based soups and Campbell’s Select Harvest reduced sodium soups, a new line of Swanson stocks, and a number of new Pace salsa varieties. The new soup lines will be available starting in fiscal 2009, along with reformulated reduced sodium condensed soup varieties.

THIRD QUARTER
Sales
An analysis of net sales by reportable segment follows:

	(millions)
	2008	2007	% Change

U.S. Soup, Sauces and Beverages	$811	$810	—%
Baking and Snacking	502	441	14
International Soup, Sauces and Beverages	400	341	17
North America Foodservice	167	158	6

	$1,880	$1,750	7%

See also Note (i) to the Consolidated Financial Statements for information on modifications in 2008 to the company’s segments.
An analysis of percent change of net sales by reportable segment follows:

			International
	U.S. Soup,	Baking	Soup,	North
	Sauces and	and	Sauces and	America
	Beverages	Snacking	Beverages	Foodservice	Total

Volume and Mix	(1)%	4%	3%	(1)%	1%
Price and Sales Allowances	2	6	(1)	2	3
(Increased)/Decreased Promotional Spending [1]	(1)	(1)	1	3	(1)
Currency	—	6	14	2	4
Divestiture	—	(1)	—	—	—

	—%	14%	17%	6%	7%

[1]	Represents revenue reductions from trade promotion and consumer coupon redemption programs.
In U.S. Soup, Sauces and Beverages, total U.S. soup sales decreased 3% as ready-to-serve soup sales decreased 9%, condensed soup sales were flat and broth sales increased 5%. The ready-to-serve soup sales decrease was primarily due to declines in Campbell’s Chunky and Campbell’s Select canned soups. Sales of the company’s convenience platform, which includes soups in microwavable bowls and cups also declined slightly as sales gains in cups were more than offset by a decline in bowls. Across the ready-to-serve portfolio, sales were adversely impacted by less effective promotional spending and lower levels of advertising. Condensed soup sales were flat, as sales growth in eating varieties was offset by a decline in cooking varieties. In condensed, sales gains were recorded from Campbell’s Healthy Request and lower sodium varieties. The Swanson broth sales increase was due to consumer demand for aseptically-packaged broths and the introduction of additional sizes of aseptic varieties. In other parts of the business, beverage sales increased double digits primarily due to growth in V8 V-Fusion juice. V8 V-Fusion juice sales benefited from the introduction of new flavor varieties. Sales of V8 vegetable juice declined slightly in the quarter. Sales of Prego pasta sauces were flat as compared to the year-ago period. Sales of Pace Mexican sauces decreased slightly in the quarter.
In Baking and Snacking, Pepperidge Farm achieved double-digit sales gains with growth in all businesses — bakery, cookies and crackers, and frozen. In the cookies and crackers business, sales gains were driven primarily by growth in Pepperidge Farm Goldfish snack crackers and the launch of Baked Naturals, a line of adult savory snack crackers. Sales of bakery products grew double digits behind continued consumer demand for Pepperidge Farm whole-grain breads and growth in sandwich rolls. Arnott’s sales increased due to the favorable impact of currency and gains in the biscuit business, primarily related to savory snack products. Sales were also impacted by the divestiture of the company’s ownership interest in Papua New Guinea operations in June 2007.
In International Soup, Sauces and Beverages, sales increased in Europe primarily due to the favorable impact of currency, partially offset by a decline in Germany due primarily to discontinuing the private label business. Sales in the Asia Pacific region increased due to the favorable impact of currency and double-digit growth in the Australian soup business. In addition, Canada sales increased primarily due to the favorable impact of currency and growth in ready-to-serve soup and beverages.
In North America Foodservice, sales increased due to the favorable impact of currency and growth in canned and frozen soup, partially offset by a decrease in refrigerated soup.
Gross Margin
Gross margin, defined as Net sales less Cost of products sold, increased $28 million in 2008. As a percent of sales, gross margin decreased from 39.9% in 2007 to 38.6% in 2008. The percentage point decrease was due to the impact of cost inflation and other factors (approximately 4.1 percentage points), unfavorable mix (approximately 0.3 percentage points), higher promotional spending (approximately 0.2 percentage points), partially offset by higher selling prices (approximately 1.7 percentage points) and productivity improvements (approximately 1.6 percentage points).
Marketing and Selling Expenses
Marketing and selling expenses increased 3% in 2008 primarily due to the impact of currency. As a percent of sales, Marketing and selling expenses were 15% in 2008 and 16% in 2007.
Administrative Expenses
Administrative expenses increased by $30 million, or 23%, in 2008. The prior year included a non-cash benefit of $20 million (approximately 16 percentage points) from the reversal of legal reserves due to favorable results in litigation. The remaining increase was primarily due to the impact of currency (approximately 4 percentage points), higher general administrative expenses (approximately 2 percentage points) and higher incentive compensation costs (approximately 1 percentage point). As a percent of sales, Administrative expenses were 8% in 2008 and 7% in 2007.

Operating Earnings
An analysis of operating earnings by reportable segment follows:

	(millions)
	2008[1]	2007

U.S. Soup, Sauces and Beverages	$172	$181
Baking and Snacking	(92)	45
International Soup, Sauces and Beverages	40	43
North America Foodservice	(4)	13

	116	282
Corporate	(34)	(13)

	$82	$269

[1]	Operating earnings by segment include the effect of a third quarter 2008 restructuring charge of $172 as follows: Baking and Snacking — $144, International Soup, Sauces and Beverages — $6, and North America Foodservice — $22. See Note (m) for additional information.
Earnings from U.S. Soup, Sauces and Beverages decreased 5% in 2008 from 2007. The decrease was primarily due to cost inflation and lower sales volume, partially offset by higher net selling prices and productivity improvements.
Operating losses from Baking and Snacking were $92 million compared with $45 million of operating earnings a year ago. The current quarter included $144 million of restructuring charges. The remaining increase in operating earnings was primarily driven by the favorable impact of currency and gains at Arnott’s. Pepperidge Farm earnings were flat due to higher commodity costs.
Earnings from International Soup, Sauces and Beverages were $40 million in 2008 compared to $43 million in 2007. The current quarter included $6 million of restructuring charges. The remaining increase was due to the favorable impact of currency and gains in Australia and Canada, partially offset by costs associated with the launch of soup products in Russia and China.
In North America Foodservice, operating losses were $4 million, compared to operating earnings of $13 million in the prior period. The current quarter included $22 million of restructuring charges. The remaining increase in operating earnings was primarily due to higher sales.
Corporate expenses were $34 million in 2008 and $13 million in 2007. The increase was primarily due to the reversal of $20 million of legal reserves due to favorable results in litigation in the third quarter 2007.
Nonoperating Items
Net interest expense increased to $37 million from $27 million in the prior year, primarily due to the $4 million reduction in interest associated with the APA tax settlement and the reversal of interest accruals related to the favorable finalization of tax audits in the prior year.

The effective tax rate benefit for the quarter was 20% in 2008. The effective rate expense for the year-ago quarter was 13.2%. The following factors impacted the comparability of the tax rate:
•	In the current year period, the company recognized a $72 million tax benefit on the $172 million pre-tax restructuring charge.

•	The prior year included a benefit of $22 million resulting from the favorable settlement of the APA among the company, the United States and Canada related to royalties.

•	The prior year also included an additional net tax benefit of $27 million, primarily related to the finalization of the 2002 to 2004 U.S. federal tax audits.
NINE MONTHS
Sales
An analysis of net sales by reportable segment follows:

	(millions)
	2008	2007	% Change

U.S. Soup, Sauces and Beverages	$3,001	$2,894	4%
Baking and Snacking	1,525	1,379	11
International Soup, Sauces and Beverages	1,248	1,092	14
North America Foodservice	509	500	2

	$6,283	$5,865	7%

An analysis of percent change of net sales by reportable segment follows:

			International
	U.S. Soup,	Baking	Soup,	North
	Sauces and	and	Sauces and	America
	Beverages	Snacking	Beverages	Foodservice	Total

Volume and Mix	4%	2%	3%	—%	3%
Price and Sales Allowances	1	5	—	1	2
Increased Promotional Spending [1]	(1)	—	—	(1)	(1)
Currency	—	5	11	2	3
Divestiture	—	(1)	—	—	—

	4%	11%	14%	2%	7%

[1]	Represents revenue reductions from trade promotion and consumer coupon redemption programs.
In U.S. Soup, Sauces and Beverages, total U.S. soup sales increased 1% as ready-to-serve soup sales were flat, condensed soup sales declined 1% and broth sales increased 11%. In ready-to-serve, sales gains in Campbell’s Select and Campbell’s Chunky canned soups were offset by declines in the convenience platform, which includes soups in microwavable bowls and cups. The decline in condensed soup sales was primarily due to a decline in eating varieties, which was only partially offset by gains in Campbell’s Healthy Request and lower sodium varieties. The Swanson broth sales increase was due to successful holiday promotional activity and the introduction in the first quarter of 2008 of new sizes of aseptic varieties. In other parts of the business, beverage sales increased double digits due to growth in V8 V-Fusion juice and V8 vegetable juice. The sales increase was driven by consumer demand for healthy beverages, new varieties of V8 V-Fusion juices and expanded distribution of single serve beverages due to the distribution agreement for refrigerated single-serve beverages with Coca-Cola North America and Coca-Cola Enterprises Inc. Sales of Prego pasta sauce and Pace Mexican sauces increased.
In Baking and Snacking, Pepperidge Farm achieved sales growth in each of its businesses — bakery, cookies and crackers and frozen. In the cookies and crackers business, sales gains were primarily due to the performance of Pepperidge Farm Goldfish snack crackers, the launch of Baked Naturals, a line of adult savory snack crackers, and the Distinctive and 100-calorie pack cookies. Sales growth of Pepperidge Farm bakery products was driven by gains in Pepperidge Farm whole-grain breads and sandwich rolls. Arnott’s sales increased, primarily due to the favorable impact of currency and gains in the biscuit business, partially offset by a decline in snack foods. Sales were also impacted by the divestiture of the company’s ownership interest in Papua New Guinea operations in June 2007.
In International Soup, Sauces and Beverages, sales increased in Europe primarily due to the favorable impact of currency and growth in the businesses in Belgium and France, partially offset by a decline in Germany, due to discontinuing the private label business. In Canada, sales increased due to the favorable impact of currency and growth in soup and beverages. In Asia, sales increased due to the favorable impact of currency and gains in the Australian soup business.
In North America Foodservice, sales increased due to the favorable impact of currency and growth in canned soup and frozen soup and gains in beverages, partially offset by declines in refrigerated soup and frozen entrees.
Gross Margin
Gross margin, defined as Net sales less Cost of products sold, increased $100 million in 2008. As a percent of sales, gross margin decreased from 41.0% in 2007 to 39.9% in 2008. The percentage point decrease was due to the impact of cost inflation and other factors (approximately 3.0 percentage points), higher promotional spending (approximately 0.4 percentage points) and unfavorable mix (approximately 0.3 percentage points), partially offset by productivity improvements (approximately 1.5 percentage points) and higher selling prices (approximately 1.1 percentage points).
Marketing and Selling Expenses
Marketing and selling expenses increased by 6% in 2008 from 2007 due to the impact of currency (approximately 3 percentage points) and higher advertising expenses (approximately 3 percentage points). As a percent of sales, Marketing and selling expenses were 14% in both 2008 and 2007.

Administrative Expenses
Administrative expenses increased by $39 million, or 10%, in 2008. The prior year included a non-cash benefit of $20 million (approximately 5 percentage points) from the reversal of legal reserves due to favorable results in litigation. The remaining change was primarily due to the impact of currency (approximately 3 percentage points) and higher compensation costs (approximately 1 percentage point). As a percent of sales, Administrative expenses were 7% in both 2008 and 2007.
Other Income/Expense
Other expense was $4 million in 2008, as compared to Other income of $18 million in 2007. The Other income in 2007 included the $23 million pre-tax gain related to the sale of an idle manufacturing facility.
Operating Earnings
An analysis of operating earnings by reportable segment follows:

	(millions)
	2008[1]	2007

U.S. Soup, Sauces and Beverages	$767	$777
Baking and Snacking	48	189
International Soup, Sauces and Beverages	152	150
North America Foodservice	40	61

	1,007	1,177
Corporate	(97)	(74)

	$910	$1,103

[1]	Operating earnings by segment include the effect of a third quarter 2008 restructuring charge of $172 as follows: Baking and Snacking — $144, International Soup, Sauces and Beverages — $6, and North America Foodservice — $22. See Note (m) for additional information.
Earnings from U.S. Soup, Sauces and Beverages were $767 million in 2008 compared to $777 million in 2007. The decline in operating earnings was primarily due to cost inflation and higher promotional and advertising spending, which was only partially offset by higher sales and productivity gains.
Earnings from Baking and Snacking decreased to $48 million in 2008 from $189 million in 2007. The current period included $144 million of restructuring charges. The prior year included a gain of $23 million related to the sale of an idle Pepperidge Farm manufacturing facility. Excluding the gain from the sale and restructuring charges, the remaining increase was primarily due to the favorable impact of currency and strong performance in the Pepperidge Farm and Arnott’s biscuits businesses, partially offset by a decline in the snack foods business.
Earnings from International Soup, Sauces and Beverages increased to $152 million in 2008 from $150 million in 2007. The current period included $6 million of restructuring charges. The remaining increase was primarily due to the favorable impact of currency and gains in the

Australian soup business, partially offset by costs associated with the launch of soup products in Russia and China.
Earnings from North America Foodservice decreased $21 million in 2008 from 2007. The current period included $22 million of restructuring charges.
Corporate expenses increased $23 million from 2007 to $97 million in 2008. The increase was primarily due to the reversal of $20 million of legal reserves due to favorable results in litigation in the third quarter 2007.
Nonoperating Items
Net interest expense increased to $121 million from $106 million in the prior year. The prior year included a $4 million reduction in interest related to the APA settlement. The remaining increase was due to a reduction in interest in the prior year related to the favorable settlement of U.S. federal tax audits and lower capitalized interest in 2008.
The effective tax rate for the nine months was 26.2% in 2008. The effective tax rate for the nine months was 26.4% in 2007.
The following factors impacted the comparability of the tax rate:
•	In the current year period, the company recognized a $72 million tax benefit on the $172 million pre-tax restructuring charge.

•	In the second quarter of 2008, the company recognized a $13 million benefit from the resolution of a state tax contingency.

•	The prior year included a benefit of $22 million resulting from the favorable settlement of the APA among the company, the United States and Canada related to royalties.

•	The prior year also included an additional net tax benefit of $27 million, primarily related to the finalization of the 2002 to 2004 U.S. federal tax audits.
Restructuring Charges
On April 28, 2008, the company announced a series of initiatives to improve operational efficiency and long-term profitability, including selling certain salty snack food brands and assets in Australia, closing certain production facilities in Australia and Canada, and streamlining the company’s management structure. As a result of these initiatives, the company expects to incur aggregate pre-tax costs of approximately $230 million, consisting of the following: approximately $120 million associated with impairment charges for the salty snack brands; approximately $62 million in employee severance and benefit costs, including the estimated impact of curtailment and other pension charges; approximately $38 million in asset write-offs and accelerated depreciation of property, plant and equipment; and approximately $10 million in other exit costs. Of the aggregate $230 million of pre-tax costs, the company expects approximately $65 million will be cash expenditures, the majority of which will be spent in 2009. The cash outflows related to these programs are not expected to have a material adverse impact on the company’s liquidity. Annual pre-tax benefits are expected to be approximately $15-$20 million beginning in 2009. In the third quarter of 2008, the company recorded a restructuring charge of $172 million ($100 million after tax or $.26 per share) related to these initiatives. The charge consisted of an impairment charge of $120 million ($64 million after tax) to adjust the net assets of salty snack brands to be sold to estimated net realizable value, $42 million ($29 million after tax) of employee severance and benefit costs, including the estimated impact of curtailment and other pension charges, and $10 million ($7 million after tax) of property, plant and equipment impairment charges.
In the third quarter of 2008, the company entered into an agreement to sell certain Australian salty snack food brands and assets to a group of Australian investors. The transaction was completed on May 12, 2008. Proceeds of the sale were nominal. In connection with this transaction, the company recorded an impairment charge of $120 million ($64 million after tax) to adjust the net assets of salty snack brands to be sold to estimated net realizable value. The assets and liabilities of the business are classified as held for sale on the balance sheet as of April 27, 2008. The terms of the agreement require the company to provide a loan facility to the buyer of AUD $10 million, or approximately USD $9 million. The facility can be drawn down in AUD $5 million increments, six months and nine months after the closing date. Any borrowings under the facility are to be repaid five years after the closing date. The company will also provide transition services for approximately one year. See also Note (b) to the Consolidated Financial Statements for additional information.
In April 2008, as part of the initiatives, the company announced plans to close the Listowel, Ontario, Canada food plant. The Listowel facility produces primarily frozen products, including soup, entrees, and Pepperidge Farm products, as well as ramen noodles. The facility employs approximately 500 people. The company plans to operate the facility through April 2009 and transition production to its network of North American contract manufacturers and to its Downingtown, Pennsylvania plant. As a result, the company recorded $20 million ($14 million after tax) of employee severance and benefit costs, including the estimated impact of curtailment and other pension charges, in the third quarter of 2008. The company expects to incur approximately $15 million in additional employee severance and benefit costs, approximately $26 million in accelerated depreciation of property, plant and equipment, and approximately $6 million in other exit costs.
In April 2008, as part of the initiatives, the company also announced plans to discontinue the private label biscuit and industrial chocolate production at its Miranda, Australia facility. Subject to union consultation, the company plans to close the Miranda facility, which employs approximately 150 people, by the second quarter of 2009. In connection with this action, the company recorded $10 million ($7 million after tax) of property, plant and equipment impairment charges and $8 million ($6 million after tax) in employee severance and benefit costs. The company expects to incur an additional $2 million in accelerated depreciation of property, plant, and equipment, and approximately $4 million in other exit costs.
The company also plans to streamline its management structure and eliminate certain overhead costs. These actions began in the fourth quarter of 2008 and will be substantially completed in 2009. In connection with this action, the company recorded $14 million ($9 million after tax) in employee severance and benefit costs. The company expects to incur approximately $5 million of additional employee severance and benefit costs.

The total pre-tax costs of $230 million expected to be incurred by segment are as follows: Baking and Snacking-$151 million, International Soup, Sauces and Beverages-$7 million, North America Foodservice-$69 million, and $3 million to be allocated among all segments. The company incurred pre-tax costs of approximately $172 million in the third quarter of 2008 by segment as follows: Baking and Snacking-$144 million, International Soup, Sauces and Beverages-$6 million, North America Foodservice-$22 million.
See Note (m) to the Consolidated Financial Statements for additional information.
Discontinued Operations
On March 18, 2008, the company completed the sale of its Godiva Chocolatier business for $850 million, pursuant to a Stock Purchase Agreement dated December 20, 2007. The purchase price is subject to working capital and other post-closing adjustments. The company has reflected the results of this business as discontinued operations in the consolidated statements of earnings for all periods presented. This business was historically included in Other for segment reporting purposes. Including an estimate of working capital and other post-closing adjustments, the company recognized a pre-tax gain of $707 million ($467 million after tax) in the three-month period ended April 27, 2008 and $698 million ($462 million after tax) in the nine-month period ended April 27, 2008 on the sale. The final gain on the sale is subject to the resolution of the post-closing adjustments. In connection with the sale, the company announced that its Board of Directors authorized using approximately $600 million of the net proceeds of the sale to repurchase shares.
The results of the company’s businesses in the United Kingdom and Ireland sold in August 2006 are included in discontinued operations. Results of the businesses are summarized below:

	2008	2007
	Three Months Ended	Three Months Ended
(millions)	Godiva	UK/Ireland	Godiva	Total
Net sales	$90	$—	$118	$118

Earnings from operations before taxes	$12	—	$11	$11
Taxes on earnings — operations	(1)	—	(4)	(4)
Gain on sale	707	—	—	—
Tax impact of gain on sale	(240)	—	—	—

Earnings from discontinued operations	$478	$—	$7	$7

	2008	2007
	Nine Months Ended	Nine Months Ended
(millions)	Godiva	UK/Ireland	Godiva	Total
Net sales	$393	$16	$480	$424

Earnings from operations before taxes	$49	$—	$60	$60
Taxes on earnings — operations	(17)	—	(24)	(24)
Gain on sale	698	39	—	39
Tax impact of gain on sale	(236)	(16)	—	(16)

Earnings from discontinued operations	$494	$23	$36	$59

Earnings from operations of Godiva declined primarily due to declines in the North America retail business and the impact of cost inflation.
See also Note (b) to the Consolidated Financial Statements for additional information.
Liquidity and Capital Resources
The company generated cash from operations of $574 million compared to $623 million last year. The current year included a payment of approximately $230 million related to income taxes associated with the sale of the Godiva Chocolatier business. The prior year included payments of $186 million to settle hedging transactions, primarily related to foreign currency.
Capital expenditures were $154 million compared to $187 million a year ago. Capital expenditures are expected to be approximately $300-$325 million in 2008. Capital expenditures were $334 million in 2007. The anticipated major capital projects in 2008 include the expansion of U.S. beverage production capacity, the expansion of Pepperidge Farm bakery production capacity, warehouse expansion at the Maxton, North Carolina facility, and the continued implementation of the SAP enterprise-resource planning system in North America.
Net cash provided by investing activities in 2008 includes the proceeds from the sale of the Godiva Chocolatier business, net of cash divested. Net cash provided by investing activities in 2007 includes the proceeds from the sale of the businesses in the United Kingdom and Ireland, net of cash divested.
Excluding shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares, the company repurchased 13 million shares and paid $435 million in connection with repurchases in the nine-month period ended April 27, 2008. During fiscal 2008, the company had two publicly announced share repurchase programs. Under the first program, which was announced on November 21, 2005, the company’s Board of Directors authorized the purchase of up to $600 million of company stock through the end of fiscal 2008. The November 2005 program was completed during the third quarter of fiscal 2008. Under the second program, which was announced on March 18, 2008, the company’s Board of Directors authorized using approximately $600 million of the net proceeds from the sale of the Godiva Chocolatier business to purchase company stock. The March 2008 program is expected to be substantially completed in fiscal 2008. In addition to the publicly announced share repurchase programs, the company also purchased shares to offset the impact of dilution from shares issued under the company’s stock compensation plans. The company expects to continue this practice in the future. Excluding shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares, the company repurchased 26 million shares at a cost of $974 million during the nine-month period ended April 29, 2007. See “Unregistered Sales of Equity Securities and Use of Proceeds” for more information.
At April 27, 2008, the company had approximately $349 million of notes payable due within one year and $33 million of standby letters of credit issued on behalf of the company. The company has a $1.5 billion committed revolving credit facility maturing in September 2011, which remains unused at April 27, 2008, except for $1 million of standby letters of credit issued on behalf of the company. Another $32 million of standby letters of credit were issued on behalf of the company under a separate facility. The company is in compliance with the covenants contained in its revolving credit facility and debt securities.
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
Contractual Obligations and Other Commitments
Contractual cash obligations as of April 27, 2008 have not materially changed from the amount disclosed in the 2007 Annual Report on Form 10-K. However, the company adopted FASB Interpretation No. 48 (FIN 48) as of the beginning of fiscal 2008. See Note (k) for additional information. In addition to the amounts disclosed in the 2007 Annual Report on Form 10-K, the company had $65 million of unrecognized tax benefits as of April 27, 2008 of which approximately $1 million is expected to be settled within twelve months and approximately $64 million is expected to be settled beyond one year. The company is unable to make a reasonable estimate as to when settlement with taxing authorities may occur.
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations,” which establishes the principles and requirements for how an acquirer recognizes the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement applies to business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier adoption is not permitted. The company is currently evaluating the impact of SFAS No. 141 as revised.
In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be recorded as equity in the consolidated financial statements. This Statement also requires that consolidated net income shall be adjusted to include the net income attributed to the noncontrolling interest. Disclosure on the face of the income statement of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest is required. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The company is currently evaluating the impact of SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” which enhances the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) the location and amounts of derivative instruments in an entity’s financial statements, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The company is currently evaluating the impact of SFAS No. 161.
In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The company is currently evaluating the impact of SFAS No. 162.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding the company’s exposure to certain market risk, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the 2007 Annual Report on Form 10-K. In addition to the company’s portfolio of financial instruments held at July 29, 2007, in August 2007 the company entered into three pay variable AUD/receive variable USD cross-currency swaps to hedge exposures related to intercompany financing transactions denominated in Australian dollars. At April 27, 2008, the notional amount of these swaps was $371 million and the fair value was a loss of $50 million.

ITEM 4. CONTROLS AND PROCEDURES
a.	Evaluation of Disclosure Controls and Procedures

The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 27, 2008 (the “Evaluation Date”). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective.

b.	Changes in Internal Controls

During the quarter ended April 27, 2008, as part of the previously announced North American SAP enterprise-resource planning system implementation, the company implemented SAP software at its Sacramento, California, facility and at its Pepperidge Farm facilities in Bloomfield, Connecticut and Richmond, Utah. In conjunction with these SAP implementations, the company modified the design, operation and documentation of its internal control over financial reporting. Specifically, the company modified controls in the business processes impacted by the new system, such as user access security, system reporting and authorization and reconciliation procedures. There were no other changes in the company’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, such internal control over financial reporting.

PART II
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Approximate
				Dollar Value of
			Total Number of	Shares that May
	Total		Shares Purchased	Yet Be Purchased
	Number	Average Price Paid	as Part of Publicly	Under the Plans
	of Shares	Per	Announced Plans	or Programs
Period	Purchased(1)	Share(2)	or Programs(3)	($ in millions)(3)
1/28/08 — 2/29/08	1,891,302(4)	$32.13(4)	1,540,920	$11
3/1/08 — 3/31/08	1,515,713(5)	$33.10(5)	1,156,347	$573
4/1/08 — 4/27/08	4,079,122(6)	$34.08(6)	3,785,000	$444
Total	7,486,137	$33.39	6,482,267	$444

(1)	Includes (i) 490,500 shares repurchased in open-market transactions to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, (ii) 346,370 shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted shares, and (iii) 167,000 shares purchased by the counterparty to a deferred compensation hedge entered into by the company during the third quarter of fiscal 2008 (the “Hedge Shares”). The purchase of the Hedge Shares is being disclosed because the counterparty may be an “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Exchange Act. The company disclaims all beneficial ownership of the Hedge Shares. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the company’s shares on the date of vesting.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)	During fiscal 2008, the company had two publicly announced share repurchase programs. Under the first program, which was announced on November 21, 2005, the company’s Board of Directors authorized the purchase of up to $600 million of company stock through the end of fiscal 2008. Under the second program, which was announced on March 18, 2008, the company’s Board of Directors authorized using approximately $600 million of the net proceeds from the sale of the Godiva Chocolatier business to purchase company stock. The November 2005 program was completed during the third quarter of fiscal 2008, and the March 2008 program is expected to be substantially completed in fiscal 2008. In addition to the publicly announced share repurchase programs, the company will continue to purchase shares, under separate authorization, as part of its practice of buying back shares sufficient to offset shares issued under incentive compensation plans.

(4)	Includes (i) 343,080 shares repurchased in open-market transactions at an average price of $31.84 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 7,302 shares owned and tendered by employees at an average price per share of $32.39 to satisfy tax withholding requirements on the vesting of restricted shares.

(5)	Includes (i) 139,320 shares repurchased in open-market transactions at an average price of $32.09 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, (ii) 53,046 shares owned and tendered by employees at an average price per share of $32.35 to satisfy tax withholding requirements on the vesting of restricted shares, and (iii) the Hedge Shares at an average price per share of $33.20.

(6)	Includes (i) 8,100 shares repurchased in open-market transactions at an average price of $33.65 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 286,022 shares owned and tendered by employees at an average price per share of $34.51 to satisfy tax withholding requirements on the vesting of restricted shares.

ITEM 6. EXHIBITS

10(a)	2005 Long-Term Incentive Plan Performance-Restricted Stock Grant Agreement, dated April 22, 2008, between the company and Robert A. Schiffner was filed with the SEC with a Campbell Form 8-K filed on April 22, 2008 announcing the retirement of Robert A. Schiffner, and is incorporated herein by reference.

31(i)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(ii)	Certification of Robert A. Schiffner pursuant to Rule 13a-14(a).

32(i)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(ii)	Certification of Robert A. Schiffner pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL SOUP COMPANY

Date: June 4, 2008	By:	/s/ Robert A. Schiffner
Robert A. Schiffner
Senior Vice President and Chief Financial Officer

By:	/s/ Ellen Oran Kaden
Ellen Oran Kaden
Senior Vice President – Law and Government Affairs

INDEX TO EXHIBITS
Exhibits

10(a)	2005 Long-Term Incentive Plan Performance-Restricted Stock Grant Agreement, dated April 22, 2008, between the company and Robert A. Schiffner was filed with the SEC with a Campbell Form 8-K filed on April 22, 2008 announcing the retirement of Robert A. Schiffner, and is incorporated herein by reference.

31(i)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(ii)	Certification of Robert A. Schiffner pursuant to Rule 13a-14(a).

32(i)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(ii)	Certification of Robert A. Schiffner pursuant to 18 U.S.C. Section 1350.