Form 10-K
period 2008-08-03
CAMPBELL SOUP CO
filed 2008-10-01
CIK 16732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File Number
August 3, 2008	1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
(State of Incorporation)	(I.R.S. Employer Identification No.)

1 Campbell Place
Camden, New Jersey 08103-1799
Principal Executive Offices

Telephone Number: (856) 342-4800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Capital Stock, par value $.0375	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☑ Yes     ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☐ Yes     ☑ No

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No

As of January 25, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of capital stock held by non-affiliates of the registrant was approximately $6,903,370,673. There were 360,615,505 shares of capital stock outstanding as of September 15, 2008.

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on November 20, 2008, are incorporated by reference into Part III.

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

In fiscal 2008, the company continued its focus on achieving long-term sustainable sales and earnings growth by executing against the following seven key strategies:

•	Expanding the company’s icon brands within simple meals, baked snacks and healthy beverages;

•	Trading consumers up to higher levels of satisfaction centering on wellness, quality and convenience;

•	Making the company’s products more broadly available in existing and new markets;

•	Strengthening the company’s business through outside partnerships and acquisitions;

•	Increasing margins by improving price realization and company-wide productivity;

•	Improving overall organizational excellence, diversity, engagement and innovation; and

•	Advancing a powerful commitment to sustainability and corporate social responsibility.

Consistent with these strategies, the company has undertaken several portfolio adjustments. The company divested its Godiva Chocolatier business on March 18, 2008 and certain Australian salty snack food brands and assets on May 12, 2008. On July 31, 2008, the company announced that it had entered into an agreement to divest its French sauce and mayonnaise business, which is marketed under the Lesieur brand. The sale of the French sauce and mayonnaise business was completed on September 29, 2008. These portfolio adjustments are designed to enhance the company’s focus on the core simple meals, baked snacks and healthy beverages businesses in markets with the greatest potential for growth. For additional information relating to the company’s seven key strategies, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Prior to the second quarter of fiscal 2008, the company’s operations were organized and reported in the following segments: U.S. Soup, Sauces and Beverages; Baking and Snacking; International Soup, Sauces and Beverages; and Other. Other included the Godiva Chocolatier business and the company’s Away From Home operations. As of the second quarter of fiscal 2008, the results of the Godiva Chocolatier business were reported as discontinued operations for the periods presented due to the previously discussed divestiture. See Note 3 for additional information on the sale. Beginning with the second quarter of fiscal 2008, the Away From Home business was reported as North America Foodservice.

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

Baking and Snacking

The Baking and Snacking segment includes the following businesses: Pepperidge Farm cookies, crackers, bakery and frozen products in U.S. retail; Arnott’s biscuits in Australia and Asia Pacific; and Arnott’s salty snacks in

Australia. As previously discussed, in May 2008, the company completed the divestiture of certain salty snack food brands and assets in Australia, which were historically included in this segment.

International Soup, Sauces and Beverages

The International Soup, Sauces and Beverages segment includes the soup, sauce and beverage businesses outside of the United States, including Europe, Mexico, Latin America, the Asia Pacific region and the retail business in Canada. The segment’s operations include Erasco and Heisse Tasse soups in Germany, Liebig and Royco soups in France, Devos Lemmens mayonnaise and cold sauces and Campbell’s and Royco soups in Belgium, and Blå Band soups and sauces in Sweden. In Asia Pacific, operations include Campbell’s soup and stock, Swanson broths and V8 beverages. In Canada, operations include Habitant and Campbell’s soups, Prego pasta sauce, V8 beverages and certain Pepperidge Farm products. The French sauce and mayonnaise business, which was marketed under the Lesieur brand and divested on September 29, 2008, was historically included in this segment.

North America Foodservice

The North America Foodservice segment includes the company’s Away From Home operations, which represent the distribution of products such as soup, specialty entrees, beverage products, other prepared foods and Pepperidge Farm products through various food service channels in the United States and Canada.

Ingredients

The ingredients required for the manufacture of the company’s food products are purchased from various suppliers. While all such ingredients are available from numerous independent suppliers, raw materials are subject to fluctuations in price attributable to a number of factors, including changes in crop size, cattle cycles, product scarcity, demand for raw materials, energy costs, government-sponsored agricultural programs, import and export requirements and weather conditions during the growing and harvesting seasons. To help reduce some of this volatility, the company uses various commodity risk management tools for a number of its ingredients and commodities, such as soybean oil, wheat, soybean meal, corn, cocoa and natural gas. Ingredient inventories are at a peak during the late fall and decline during the winter and spring. Since many ingredients of suitable quality are available in sufficient quantities only at certain seasons, the company makes commitments for the purchase of such ingredients during their respective seasons. At this time, the company does not anticipate any material restrictions on availability or shortages of ingredients that would have a significant impact on the company’s businesses. For additional information on the impact of inflation on the company, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Customers

In most of the company’s markets, sales activities are conducted by the company’s own sales force and through broker and distributor arrangements. In the United States, Canada and Latin America, the company’s products are generally resold to consumers in retail food chains, mass discounters, mass merchandisers, club stores, convenience stores, drug stores and other retail, commercial and non-commercial establishments. In Europe, the company’s products are generally resold to consumers in retail food chains, mass discounters, mass merchandisers, club stores, convenience stores and other retail, commercial and non-commercial establishments. In Mexico, the company’s products are generally resold to consumers in retail food chains, mass merchandisers, club stores, convenience stores, drug stores and other retail establishments. In the Asia Pacific region, the company’s products are generally resold to consumers through retail food chains, convenience stores and other retail, commercial and non-commercial establishments. The company makes shipments promptly after receipt and acceptance of orders.

The company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 16% of the company’s consolidated net sales during fiscal 2008 and 15% during fiscal 2007. All of the company’s segments sold products to Wal-Mart Stores, Inc. or its affiliates. No other customer accounted for 10% or more of the company’s consolidated net sales.

Trademarks And Technology

As of September 15, 2008, the company owned over 4,400 trademark registrations and applications in over 150 countries and believes that its trademarks are of material importance to its business. Although the laws vary by jurisdiction, trademarks generally are valid as long as they are in use and/or their registrations are properly maintained and have not been found to have become generic. Trademark registrations generally can be renewed indefinitely as long as the trademarks are in use. The company believes that its principal brands, including Campbell’s, Erasco, Liebig, Pepperidge Farm, V8, Pace, Prego, Swanson, and Arnott’s, are protected by trademark law in the company’s relevant major markets. In addition, some of the company’s products are sold under brands that have been licensed from third parties.

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

Capital Expenditures

During fiscal 2008, the company’s aggregate capital expenditures were $298 million. The company expects to spend approximately $400 million for capital projects in fiscal 2009. The anticipated major fiscal 2009 capital projects include the previously announced expansion and enhancement of the company’s corporate headquarters in Camden, New Jersey, which is expected to continue into fiscal years following 2009, and expansion of the company’s beverage production capacity.

Research And Development

During the last three fiscal years, the company’s expenditures on research activities relating to new products and the improvement and maintenance of existing products for continuing operations were $115 million in 2008, $111 million in 2007 and $103 million in 2006. The increase from 2007 to 2008 was primarily due to the impact of currency. The increase from 2006 to 2007 was primarily due to expenses related to new product development, higher incentive compensation costs and the impact of currency. The company conducts this research primarily at its headquarters in Camden, New Jersey, although important research is undertaken at various other locations inside and outside the United States.

Environmental Matters

The company has requirements for the operation and design of its facilities that meet or exceed applicable environmental rules and regulations. Of the company’s $298 million in capital expenditures made during fiscal 2008, approximately $6 million was for compliance with environmental laws and regulations in the United States. The company further estimates that approximately $7 million of the capital expenditures anticipated during fiscal 2009 will be for compliance with United States environmental laws and regulations. The company believes that continued compliance with existing environmental laws and regulations will not have a material effect on capital expenditures, earnings or the competitive position of the company.

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

Employees

On August 3, 2008, there were approximately 19,400 employees of the company.

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

The company operates in a highly competitive industry

The company operates in the highly competitive food industry and experiences worldwide competition in all of its principal products. A number of the company’s primary competitors have substantial financial, marketing and other resources. A strong competitive response from one or more of these competitors to the company’s marketplace efforts, or a consumer shift towards private label offerings, could result in the company reducing pricing, increasing marketing or other expenditures, or losing market share. These changes may have a material adverse effect on the business and financial results of the company.

The company’s results may be adversely impacted by increases in the price of raw and packaging materials

The raw and packaging materials used in the company’s business include tomato paste, grains, beef, poultry, vegetables, steel, glass, paper and resin. Many of these materials are subject to price fluctuations from a number of factors, including product scarcity, demand for raw materials, commodity market speculation, energy costs, currency fluctuations, weather conditions, import and export requirements and changes in government-sponsored agricultural programs. To the extent any of these factors result in an increase in raw and packaging material prices, the company may not be able to offset such increases through productivity or price increases. In such cases, the company’s business or financial results could be negatively impacted.

The company’s results are dependent on successful marketplace initiatives and acceptance by consumers of the company’s products

The company’s results are dependent on successful marketplace initiatives and acceptance by consumers of the company’s products. The company’s product introductions and product improvements, along with its other marketplace initiatives, are designed to capitalize on new customer or consumer trends. In order to remain successful, the company must anticipate and react to these new trends and develop new products or processes to address them. While the company devotes significant resources to meeting this goal, the company may not be successful in developing new products or processes, or its new products or processes may not be accepted by customers or consumers. These results could have a material adverse effect on the business and financial results of the company.

The company may be adversely impacted by the increased significance of some of its customers

The disruption of supply to any of the company’s large customers, such as Wal-Mart Stores, Inc., for an extended period of time could adversely affect the company’s business or financial results. In addition, the retail grocery trade continues to consolidate, and mass market retailers continue to become larger. In such an environment, large retail customers may attempt to increase their profitability by seeking lower prices or increased promotional programs funded by their suppliers. If the company is unable to use its scale, marketing expertise, product innovation and category leadership positions to respond to these customer demands, the company’s business or financial results could be negatively impacted.

The company may be adversely impacted by inadequacies in, or failure of, its information technology systems

Each year the company engages in several billion dollars of transactions with its customers and vendors. Because the amount of dollars involved is so significant, the company’s information technology resources must provide connections among its marketing, sales, manufacturing, logistics, customer service, and accounting functions. If the company does not allocate and effectively manage the resources necessary to build and sustain an appropriate technology infrastructure and to maintain the related computerized and manual control processes, the company’s business or financial results could be negatively impacted.

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

Disruption to the company’s supply chain could adversely affect its business

Damage or disruption to the company’s suppliers or to the company’s manufacturing or distribution capabilities due to weather, natural disaster, fire, terrorism, pandemic, strikes, or other reasons could impair the company’s ability to manufacture and/or sell its products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single location, could adversely affect the company’s business or financial results.

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

The company’s results may be impacted negatively by political and/or economic conditions in the United States or other nations

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

California

•   Dixon (SSB)

•   Sacramento (SSB/NAFS)

•   Stockton (SSB)

Connecticut

•   Bloomfield (BS)

Florida

•   Lakeland (BS)

Illinois

•   Downers Grove (BS)

Michigan

•   Marshall (SSB)

New Jersey

•   South Plainfield (SSB)

North Carolina

•   Maxton (SSB/NAFS)
Ohio

•   Napoleon (SSB/NAFS)

•   Wauseon (SSB/ISSB)

•   Willard (BS)

Pennsylvania

•   Denver (BS)

•   Downingtown (BS)

South Carolina

•   Alken (BS)

Texas

•   Paris (SSB/NAFS)

Utah

•   Richmond (BS)

Washington

•   Everett (NAFS)

Wisconsin

	• Milwaukee (SSB)	Australia • Huntingwood (BS) • Marleston (BS) • Shepparton (ISSB) • Virginia (BS) • Miranda (BS)* Belgium • Puurs (ISSB) Canada • Listowel* (ISSB/NAFS) • Toronto (ISSB/NAFS) France • LePontet (ISSB)	Germany • Luebeck (ISSB) Indonesia • Jawa Barat (BS) Malaysia • Selangor Darul Ehsan (ISSB) Mexico • Villagran (ISSB) • Guasave (SSB) Netherlands • Utrecht (ISSB) Sweden • Kristianstadt (ISSB)

SSB — U.S. Soup, Sauces and Beverages BS — Baking and Snacking ISSB — International Soup, Sauces and Beverages NAFS — North America Foodservice		* Expected to be closed

Each of the foregoing manufacturing facilities is company-owned, except that the Selangor Darul Ehsan, Malaysia, facility is leased. The Utrecht, Netherlands, facility is subject to a ground lease. The company also operates retail bakery thrift stores in the United States and other plants, facilities and offices at various locations in the United States and abroad, including additional executive offices in Norwalk, Connecticut, Puurs, Belgium, and North Strathfield, Australia. The following facilities were sold during fiscal year 2008: Reading, Pennsylvania in the United States, Brussels in Belgium, and Smithfield and Scoresby in Australia. These facilities were sold as part of the divestiture of their respective businesses. The Dunkirk, France, facility was sold as part of the company’s divestiture of the Lesieur branded sauce and mayonnaise business, which was completed on September 29, 2008. The Gerwisch, Germany, facility was closed during fiscal 2008. The company expects to close the Listowel, Canada, and the Miranda, Australia, facilities in fiscal 2009.

Management believes that the company’s manufacturing and processing plants are well maintained and are generally adequate to support the current operations of the businesses.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Company

The following list of executive officers as of September 17, 2008, is included as an item in Part III of this Form 10-K:

			Year First
			Appointed
			Executive
Name	Present Title	Age	Officer

Patrick J. Callaghan	Vice President	57	2007
Douglas R. Conant	President and Chief Executive Officer	57	2001
Anthony P. DiSilvestro	Vice President — Controller	49	2004
M. Carl Johnson, III	Senior Vice President	60	2001
Ellen Oran Kaden	Senior Vice President — Law and Government Affairs	56	1998
Larry S. McWilliams	Senior Vice President	52	2001
Denise M. Morrison	Senior Vice President	54	2003
Nancy A. Reardon	Senior Vice President	55	2004
Joseph C. Spagnoletti	Senior Vice President and Chief Information Officer	44	2008
Archbold D. van Beuren	Senior Vice President	51	2007
David R. White	Senior Vice President	53	2004

Nancy A. Reardon served as Executive Vice President of Human Resources, Comcast Cable Communications (2002 — 2004) and Executive Vice President — Human Resources/Corporate Affairs (1997 — 2002) of Borden Capital Management Partners prior to joining Campbell in 2004. David R. White served as Vice President, Product Supply — Global Family Care Business (1999-2004) of The Procter & Gamble Company prior to joining Campbell in 2004. The company has employed Patrick J. Callaghan, Douglas R. Conant, Anthony P. DiSilvestro, M. Carl Johnson, III, Ellen Oran Kaden, Larry S. McWilliams, Denise M. Morrison, Joseph C. Spagnoletti and Archbold D. van Beuren in an executive or managerial capacity for at least five years.

There is no family relationship among any of the company’s executive officers or between any such officer and any director that is first cousin or closer. All of the executive officers were elected at the November 2007 meeting of the Board of Directors, except that Joseph C. Spagnoletti was appointed Senior Vice President and Chief Information Officer at the May 2008 meeting of the Board of Directors (effective as of August 1, 2008).

PART II

Item 5.	Market for Registrant’s Capital Stock, Related Shareowner Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Capital Stock

The company’s capital stock is listed and principally traded on the New York Stock Exchange. The company’s capital stock is also listed on the SWX Swiss Exchange. On September 15, 2008, there were 28,018 holders of record of the company’s capital stock. Market price and dividend information with respect to the company’s capital stock are set forth in Note 16 to the Consolidated Financial Statements. In September 2008, the company increased the quarterly dividend to be paid in the second quarter of fiscal 2009 to $0.25 per share. Future dividends will be dependent upon future earnings, financial requirements and other factors.

Return to Shareowners* Performance Graph

The following graph compares the cumulative total shareowner return (TSR) on the company’s stock with the cumulative total return of the Standard & Poor’s Packaged Foods Index (the “S&P 500 Packaged Foods”) and the Standard & Poor’s 500 Stock Index (the “S&P 500”). The graph assumes that $100 was invested on August 1, 2003, in each of company stock, the S&P 500 Packaged Foods group and the S&P 500, and that all dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on August 1, 2008.

RETURN TO SHAREOWNERS*

* Stock appreciation plus dividend reinvestment.

	2003	2004	2005	2006	2007	2008
Campbell	100	110	135	165	172	169
S&P 500	100	114	130	138	160	141
S&P 500 Packaged Foods	100	118	128	128	145	150

Issuer Purchases of Equity Securities

						Approximate
						Dollar Value of
					Total Number of	Shares that may yet
					Shares Purchased	be Purchased
	Total Number		Average		as Part of Publicly	Under the Plans or
	of Shares		Price Paid		Announced Plans or	Programs ($ in
Period	Purchased(1)		per Share(2)		Programs(3)	Millions)(3)

4/28/08 — 5/31/08	3,720,656	(4)	$34.52	(4)	3,619,700	$319
6/1/08 — 6/30/08	4,821,423	(5)	$33.45	(5)	4,475,160	$1,369
7/1/08 — 8/3/08	5,120,455	(6)	$34.93	(6)	4,836,640	$1,200

Total	13,662,534		$34.30		12,931,500	$1,200

(1)	Includes (i) 680,500 shares repurchased in open-market transactions to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 50,534 shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted shares. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the company’s shares on the date of vesting.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)	During the fourth quarter of fiscal 2008, the company had two publicly announced share repurchase programs. Under the first program, which was announced on March 18, 2008, the company’s Board of Directors authorized using approximately $600 million of the net proceeds from the sale of the Godiva Chocolatier business to purchase company stock. The March 2008 program was completed during the fourth quarter of fiscal 2008. Under the second program, which was announced on June 30, 2008, the company’s Board of Directors authorized the purchase of up to an additional $1.2 billion of company stock through the end of fiscal 2011. In addition to the publicly announced share repurchase programs, the company will continue to purchase shares, under separate authorization, as part of its practice of buying back shares sufficient to offset shares issued under incentive compensation plans.

(4)	Includes (i) 76,300 shares repurchased in open-market transactions at an average price of $33.15 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 24,656 shares owned and tendered by employees at an average price per share of $34.76 to satisfy tax withholding requirements on the vesting of restricted shares.

(5)	Includes (i) 336,840 shares repurchased in open-market transactions at an average price of $33.45 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 9,423 shares owned and tendered by employees at an average price per share of $33.60 to satisfy tax withholding requirements on the vesting of restricted shares.

(6)	Includes (i) 267,360 shares repurchased in open-market transactions at an average price of $35.28 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 16,455 shares owned and tendered by employees at an average price per share of $33.52 to satisfy tax withholding requirements on the vesting of restricted shares.

Item 6.	Selected Financial Data

FIVE-YEAR REVIEW — CONSOLIDATED

Fiscal Year	2008(1)	2007(2)	2006(3)	2005	2004(4)
	(Millions, except per share amounts)

Summary of Operations
Net sales	$7,998	$7,385	$6,894	$6,652	$6,288
Earnings before interest and taxes	1,098	1,243	1,097	1,082	986
Earnings before taxes	939	1,099	947	902	818
Earnings from continuing operations	671	792	720	614	549
Earnings from discontinued operations	494	62	46	93	98
Net earnings	1,165	854	766	707	647
Financial Position
Plant assets — net	$1,939	$2,042	$1,954	$1,987	$1,901
Total assets	6,474	6,445	7,745	6,678	6,596
Total debt	2,615	2,669	3,213	2,993	3,353
Shareowners’ equity	1,318	1,295	1,768	1,270	874
Per Share Data
Earnings from continuing operations — basic	$1.80	$2.05	$1.77	$1.50	$1.34
Earnings from continuing operations — assuming dilution	1.76	2.00	1.74	1.49	1.33
Net earnings — basic	3.12	2.21	1.88	1.73	1.58
Net earnings — assuming dilution	3.06	2.16	1.85	1.71	1.57
Dividends declared	0.88	0.80	0.72	0.68	0.63
Other Statistics
Capital expenditures	$298	$334	$309	$332	$288
Weighted average shares outstanding	373	386	407	409	409
Weighted average shares outstanding — assuming dilution	381	396	414	413	412

(All per share amounts below are on a diluted basis)

As of August 1, 2005, the company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS No. 123R). Under SFAS No. 123R, compensation expense is to be recognized for all stock-based awards, including stock options. Had all stock-based compensation been expensed in 2005, earnings from continuing operations would have been $587 and earnings per share from continuing operations would have been $1.42. Net earnings would have been $678 and earnings per share would have been $1.64. Had all stock-based compensation been expensed in 2004, earnings from continuing operations would have been $522 or $1.27 per share and net earnings would have been $618, or $1.50 per share.

(1)	The 2008 earnings from continuing operations were impacted by the following: a $107 ($.28 per share) restructuring charge and related costs associated with initiatives to improve operational efficiency and long-term profitability and a $13 ($.03 per share) benefit from the favorable resolution of a tax contingency. The 2008 results of discontinued operations included a $462 ($1.21 per share) gain from the sale of the Godiva Chocolatier business. The 2008 fiscal year consisted of fifty-three weeks. All other periods had fifty-two weeks.

(2)	The 2007 earnings from continuing operations were impacted by the following: a $13 ($.03 per share) benefit from the reversal of legal reserves due to favorable results in litigation; a $25 ($.06 per share) benefit from a tax settlement of bilateral advance pricing agreements; and a $14 ($.04 per share) gain from the sale of an idle manufacturing facility. The 2007 results of discontinued operations included a $24 ($.06 per share) gain from the sale of the businesses in the United Kingdom and Ireland and $7 ($.02 per share) tax benefit from the resolution of audits in the United Kingdom. On July 29, 2007, the company adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements

No. 87, 88, 106 and 132(R).” As a result, total assets were reduced by $294, shareowners’ equity was reduced by $230, and total liabilities were reduced by $64.

(3)	The 2006 earnings from continuing operations were impacted by the following: a $60 ($.14 per share) benefit from the favorable resolution of a U.S. tax contingency; an $8 ($.02 per share) benefit from a change in inventory accounting method; incremental tax expense of $13 ($.03 per share) associated with the repatriation of non-U.S. earnings under the American Jobs Creation Act; and a $14 ($.03 per share) tax benefit related to higher levels of foreign tax credits, which could be utilized as a result of the sale of the businesses in the United Kingdom and Ireland. The 2006 results of discontinued operations included $56 of deferred tax expense due to book/tax basis differences and $5 of after-tax costs associated with the sale of the businesses (aggregate impact of $.15 per share).

(4)	2004 earnings from continuing operations included a pre-tax restructuring charge of $24 ($17 after tax or $.04 per share) related to a reduction in workforce and the implementation of a distribution and logistics realignment in Australia. Earnings from discontinued operations included an after-tax effect of $5 ($.01 per share) associated with a reduction in workforce.

Five-Year Review should be read in conjunction with the Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

Description of the Company

Campbell Soup Company is a global manufacturer and marketer of high-quality, branded convenience food products. Prior to the second quarter of fiscal 2008, the company’s operations were organized and reported in the following segments: U.S. Soup, Sauces and Beverages; Baking and Snacking; International Soup, Sauces and Beverages; and Other. Other included the Godiva Chocolatier worldwide business and the company’s Away From Home operations. As of the second quarter of fiscal 2008, the results of the Godiva Chocolatier business were reported as discontinued operations for the periods presented due to the divestiture of the business. Beginning with the second quarter of fiscal 2008, the Away From Home business was reported as North America Foodservice. See Note 6 to the Consolidated Financial Statements for additional information on segments.

The company’s well-known brands are sold in approximately 120 countries. Its principal geographies are North America, France, Germany, Belgium, and Australia.

Key Strategies

To achieve its financial goal of long-term sustainable sales and earnings growth, the company is focused on executing seven strategies:

1. expand its icon brands within simple meals, baked snacks and healthy beverages;

2. trade consumers up to higher levels of satisfaction centering on wellness, quality and convenience;

3. make its products more broadly available in existing and new markets;

4. strengthen its business through outside partnerships and acquisitions;

5. increase margins by improving price realization and company-wide productivity;

6. improve overall organizational excellence, diversity, engagement, and innovation; and

7. advance a powerful commitment to sustainability and corporate social responsibility.

Expand the company’s icon brands within simple meals, baked snacks and healthy beverages.  The company’s overarching business strategy is focused on driving profitable growth in three large, global categories — simple meals, baked snacks, and healthy beverages — that are well aligned with consumer trends, and are growing in most of the markets in which the company does business. Principal brands in these core categories include Campbell’s, Swanson, Pace, Liebig, Erasco, Pepperidge Farm, Goldfish, Arnott’s, and V8. The company has strong market positions in the segments within these categories in the geographies in which it competes, and its businesses in these categories respond well to product innovation and consumer support.

Recent portfolio changes have been intended to enhance the company’s focus in these three core categories, in markets with the greatest potential for growth. In fiscal 2008, the company announced the divestiture of the Godiva Chocolatier business, which was completed in the third quarter of the fiscal year, and the divestiture of certain salty snack food brands and assets in Australia, which was completed in the fourth fiscal quarter. The company also announced the divestiture of its sauce and mayonnaise business in France marketed under the Lesieur brand, which was completed on September 29, 2008.

Trade consumers up to higher levels of satisfaction centering on wellness, quality and convenience.  Within its core categories, the company is focused on meeting the demand for products that respond to growing consumer interest in health and nutrition, quality and convenience. In the past two years, the company introduced new and reformulated condensed and ready-to-serve soups with reduced sodium in the U.S., Canada, Australia and Europe. In fiscal 2008, it introduced Campbell’s Select Harvest soups, a new line of ready-to-serve soups with lower sodium, and a line of 100% vegetable soups in aseptic packaging marketed under the V8 brand. Responding to consumer interest in weight management, in fiscal 2008 the company also introduced Campbell’s Select Harvest Light soups and other lower calorie offerings. In the category of baked snacks, the company expanded the health credentials of its product lines through the introduction of Pepperidge Farm whole-grain breads, rolls and bagels and whole-grain Arnott’s Vita-Weat biscuits. It also expanded its healthy beverage portfolio with new varieties of V8 V-Fusion vegetable and fruit juice, a fast-growing extension of the V8 vegetable juice franchise. In the convenience arena, the company continues to focus on single-serve microwavable soups in North America, Europe and Australia, portable packages of cookie and cracker products, and merchandising innovations, such as gravity-feed shelving, that enhance the convenience of the shopping experience for the consumer.

Make the company’s products more broadly available in existing and new markets.  The company is pursuing strategies designed to expand the availability of its products in existing markets and to capitalize on opportunities in emerging channels and markets around the globe. In North America, for example, it is developing distribution in convenience and other channels through its agreement with The Coca-Cola Company and Coca-Cola Enterprises Inc. for the distribution of refrigerated single-serve beverages. To realize the potential of emerging markets, the company is implementing its previously announced plans to establish soup businesses in Russia and the People’s Republic of China.

Strengthen the company’s business through outside partnerships and acquisitions.  In fiscal 2008, the company announced a new commitment to enhance sales and earnings growth through value-creating external development. In July 2008, it acquired the existing Wolfgang Puck U.S. soup business and entered into a license agreement for the Wolfgang Puck brand on soup, stock and broth products in North America retail locations. Wolfgang Puck is one of the leading organic soup brands in the U.S.

Increase margins by improving price realization and company-wide productivity.  The company remains focused on increasing margins though a combination of pricing and productivity improvements that are intended to cover cost increases and build margins over time. In April 2008, it announced a series of initiatives designed to improve operational efficiency and long-term profitability, including (i) plans for the closure of its plant in Listowel, Ontario, Canada; (ii) the sale of certain salty snack food brands and assets in Australia; (iii) plans for the discontinuation of private label biscuit and industrial chocolate production at the company’s Miranda, Australia facility, and the closure of the facility; and (iv) streamlining of the company’s management structure.

Improve overall organizational excellence, diversity, engagement and innovation.  The company remains committed to building a diverse and engaged workforce that is focused on excellence and innovation. Its efforts span three primary areas: (1) capabilities, including improving skills, innovation capabilities, and manager and team effectiveness; (2) culture, including values, workplace flexibility and employee wellness, and (3) human resources infrastructure, including processes and technology. Ensuring an effective, motivated, inclusive and diverse workplace will be the foundation of all organizational initiatives. The company will continue to use annual employee surveys to assess its progress in building employee satisfaction and engagement.

Advance a powerful commitment to sustainability and corporate social responsibility.  In August 2008, the company affirmed its commitment to corporate social responsibility and environmental sustainability and issued its first corporate social responsibility report, “Nourishing People’s Lives,” which describes the company’s strategies, policies, programs and initiatives. The report focuses on four areas of primary importance to the company’s stakeholders: Campbell’s consumers; the planet; Campbell’s employees; and Campbell’s communities.

Basis of Presentation

On March 18, 2008, the company completed the sale of its Godiva Chocolatier business for $850 million, pursuant to a Sale and Purchase Agreement dated December 20, 2007. The purchase price was subject to certain post-closing adjustments, which resulted in an additional $20 million of proceeds. The company has reflected the results of this business as discontinued operations in the consolidated statements of earnings for all years presented. The company used approximately $600 million of the net proceeds to purchase company stock. See Note 3 to the Consolidated Financial Statements for additional information.

In the third quarter of 2008, the company entered into an agreement to sell certain Australian salty snack food brands and assets. The transaction, which was completed on May 12, 2008, included salty snack brands such as Cheezels, Thins, Tasty Jacks, French Fries, and Kettle Chips, certain other assets and the assumption of liabilities. Proceeds of the sale were nominal. The business had annual net sales of approximately $150 million. This transaction is included in the restructuring initiatives described in Note 7.

In July 2008, the company entered into an agreement to sell its sauce and mayonnaise business comprised of products sold under the Lesieur brand in France. The business had annual net sales of approximately $70 million. The assets and liabilities of this business were reflected as assets and liabilities held for sale in the consolidated balance sheet as of August 3, 2008. The sale was completed on September 29, 2008. See Note 3 to the Consolidated Financial Statements for additional information.

In June 2008, the company acquired the Wolfgang Puck soup business from Country Gourmet Foods for approximately $10 million of which approximately $1 million will be paid in the next two years. The company also entered into a master licensing agreement with Wolfgang Puck Worldwide, Inc. for the use of the Wolfgang Puck brand on soup, stock, and broth products in North America retail locations. This business is included in the U.S. Soup, Sauces and Beverages segment. The business had annual sales of approximately $20 million. See Note 8 to the Consolidated Financial Statements for additional information.

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

Results of Operations

2008

Net earnings were $1,165 million in 2008 ($3.06 per share) and $854 million ($2.16 per share) in 2007. (All earnings per share amounts included in Management’s Discussion and Analysis are presented on a diluted basis.)

The following items impacted the comparability of net earnings and net earnings per share:

Continuing Operations

•	In fiscal 2008, the company recorded a pre-tax restructuring charge of $175 million ($102 million after tax or $.27 per share) in earnings from continuing operations associated with initiatives to improve operational efficiency and long-term profitability, including selling certain salty snack food brands and assets in

Australia, closing certain production facilities in Australia and Canada, and streamlining the company’s management structure. In addition, in connection with these initiatives, the company recorded $7 million ($5 million after tax or $.01 per share) of accelerated depreciation in Cost of products sold. The aggregate impact was $182 million ($107 million after tax or $.28 per share). See Note 7 to the Consolidated Financial Statements and “Restructuring Charges” for additional information;

•	In the second quarter of fiscal 2008, the company recorded a non-cash tax benefit of $13 million ($.03 per share) from the favorable resolution of a state tax contingency in the United States;

•	In the third quarter of fiscal 2007, the company recorded a pre-tax non-cash benefit of $20 million ($13 million after tax or $.03 per share) in earnings from continuing operations from the reversal of legal reserves due to favorable results in litigation;

•	In the third quarter of fiscal 2007, the company recorded a tax benefit of $22 million resulting from the settlement of bilateral advance pricing agreements (“APA”) among the company, the United States, and Canada related to royalties. In addition, the company reduced net interest expense by $4 million ($3 million after tax). The aggregate impact on earnings from continuing operations was $25 million or $.06 per share; and

•	In the second quarter of 2007, the company recorded a pre-tax gain of $23 million ($14 million after tax or $.04 per share) from the sale of an idle manufacturing facility.

Discontinued Operations

•	In 2008, the company recognized a pre-tax gain of $698 million ($462 million after tax or $1.21 per share) in earnings from discontinued operations from the sale of the Godiva Chocolatier business;

•	In 2007, the company recognized a pre-tax gain of $39 million ($24 million after tax or $.06 per share) from the sale of the businesses in the United Kingdom and Ireland. In addition, a tax benefit of $7 million ($0.02 per share) was recognized from the favorable resolution of tax audits in the United Kingdom.

The items impacting comparability are summarized below:

	2008		2007
	Earnings	EPS	Earnings	EPS
	Impact	Impact	Impact	Impact
	(Millions, except per share amounts)

Earnings from continuing operations	$671	$1.76	$792	$2.00

Earnings from discontinued operations	$494	$1.30	$62	$0.16

Net earnings	$1,165	$3.06	$854	$2.16

Continuing operations:
Restructuring charges and related costs	$(107)	$(.28)	$—	$—
Benefit from resolution of state tax contingency	13	.03	—	—
Reversal of legal reserves	—	—	13	0.03
Benefit from settlement of the APA	—	—	25	0.06
Gain on the sale of the facility	—	—	14	0.04
Discontinued operations:
Gain on sale of Godiva Chocolatier business	$462	$1.21	$—	$—
Gain on sale of U.K./Ireland businesses	—	—	24	0.06
Benefit from settlement of tax audits	—	—	7	0.02

Impact of significant items on net earnings(1)	$368	$0.97	$83	$0.21

(1)	The sum of the individual per share amounts does not equal due to rounding.

Earnings from continuing operations were $671 million in 2008 ($1.76 per share) and $792 million ($2.00 per share) in 2007.

After factoring in the items impacting comparability, earnings from continuing operations increased primarily due to higher sales, productivity improvements, the impact of currency and the benefit of the 53rd week, partially offset by a reduction of gross margin as a percentage of sales and a higher effective tax rate. The additional week contributed approximately $.02 per share to earnings from continuing operations in 2008. Earnings per share from continuing operations also benefited from a reduction in weighted average diluted shares outstanding.

Earnings from discontinued operations were $494 million in 2008 ($1.30 per share) and $62 million ($.16 per share) in 2007. After factoring items impacting comparability, earnings at Godiva increased slightly.

2007

Earnings from continuing operations were $792 million ($2.00 per share) in 2007 and $720 million ($1.74 per share) in 2006.

In addition to the 2007 items that impacted the comparability of Earnings from continuing operations and Earnings per share from continuing operations, the following items also impacted comparability:

•	In the first quarter of 2006, a $13 million pre-tax gain was recognized due to a change in the method of accounting for certain U.S. inventories from the LIFO method to the average cost method. The impact on Earnings from continuing operations was $8 million ($.02 per share). Prior periods were not restated since the impact of the change on previously issued financial statements was not considered material. (See Note 1 to the Consolidated Financial Statements);

•	In the first quarter of 2006, the company recorded a non-cash tax benefit of $47 million resulting from the favorable resolution of a U.S. tax contingency related to transactions in government securities in a prior period. In addition, the company reduced interest expense and accrued interest payable by $21 million and adjusted deferred tax expense by $8 million ($13 million after tax). The aggregate non-cash impact of the settlement on Earnings from continuing operations was $60 million, or $.14 per share. (See Note 10 to the Consolidated Financial Statements);

•	In 2006, incremental tax expense of $13 million ($.03 per share) was recognized associated with incremental dividends of $294 million as the company finalized its plan to repatriate earnings from non-U.S. subsidiaries under the provisions of the American Jobs Creation Act (the AJCA); and

•	In the fourth quarter of 2006, the company recorded a deferred tax benefit of $14 million ($.03 per share) from the anticipated use of higher levels of foreign tax credits, which could be utilized as a result of the sale of the company’s United Kingdom and Ireland businesses in August 2006.

The items impacting comparability are summarized below:

	2007		2006
	Earnings	EPS	Earnings	EPS
	Impact	Impact	Impact	Impact
	(Millions, except per share amounts)

Earnings from continuing operations	$792	$2.00	$720	$1.74

Reversal of legal reserves	$13	$0.03	$—	$—
Benefit from the settlement of the APA	25	0.06	—	—
Gain on the sale of the facility	14	0.04	—	—
Impact of change in inventory accounting method	—	—	8	0.02
Favorable resolution of a U.S. tax contingency	—	—	60	0.14
Tax expense on repatriation of earnings under the AJCA	—	—	(13)	(0.03)
Tax benefit related to the anticipated use of foreign tax credits	—	—	14	0.03

Impact of significant items on continuing operations(1)	$52	$0.13	$69	$0.17

(1)	The sum of the individual per share amounts does not equal due to rounding.

In addition, the comparability of Earnings per share from continuing operations was impacted by the use of proceeds from the sale of the United Kingdom and Ireland businesses in the first quarter of 2007. During the first quarter of 2007, the company completed its previously announced program utilizing $620 million of the net proceeds to repurchase shares. The impact in 2007 of utilizing those proceeds to repurchase shares and reduce shares outstanding in the calculation of Earnings per share from continuing operations was a benefit of approximately $.07 in Earnings per share from continuing operations.

The remaining increase in Earnings from continuing operations in 2007 from 2006 was primarily due to an increase in sales, a higher gross margin as a percentage of sales, and lower net interest expense, partially offset by increased marketing expenses and a higher effective tax rate.

Sales

An analysis of net sales by reportable segment follows:

				% Change
	2008	2007	2006	2008/2007	2007/2006
	(Millions)

U.S. Soup, Sauces and Beverages	$3,674	$3,495	$3,265	5	7
Baking and Snacking	2,058	1,850	1,747	11	6
International Soup, Sauces and Beverages	1,610	1,402	1,257	15	12
North America Foodservice	656	638	625	3	2

	$7,998	$7,385	$6,894	8	7

The additional week in fiscal 2008 contributed to approximately 2 percentage points of the increase from 2007.

See also Note 6 to the Consolidated Financial Statements for information on modifications in 2008 to the company’s segments.

An analysis of percent change of net sales by reportable segment follows:

			International
	U.S. Soup,	Baking	Soup,	North
	Sauces and	and	Sauces and	America
	Beverages	Snacking	Beverages	Foodservice	Total

2008/2007
Volume and Mix	3%	2%	2%	(2)%	2%
Price and Sales Allowances	2	6	—	2	2
Increased
Promotional Spending(1)	(1)	(1)	—	(1)	(1)
Impact of 53rd week	1	2	2	2	2
Divestitures	—	(3)	—	—	(1)
Currency	—	5	11	2	4

	5%	11%	15%	3%	8%

2007/2006
Volume and Mix	5%	2%	5%	(1)%	3%
Price and Sales Allowances	2	2	1	3	2
Increased
Promotional Spending(1)	—	(1)	—	—	—
Currency	—	3	6	—	2

	7%	6%	12%	2%	7%

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

In 2008, U.S. Soup, Sauces and Beverages sales increased 5%. As reported, U.S. soup sales increased 2% as condensed soup sales increased 1%, ready-to-serve soup sales increased 1%, and broth sales increased 12%. Excluding the benefit of the 53rd week, U.S. soup sales increased 1% as condensed soup sales were flat, ready-to-serve soup sales increased 1%, and broth sales increased 11%. Within condensed soup, gains in cooking varieties were offset by declines in eating varieties. In ready-to-serve, sales gains in Campbell’s Chunky and Campbell’s Select canned soups were partially offset by a decline in the convenience platform, which includes soups in microwavable bowls and cups. Condensed and ready-to-serve soups benefited from the lower sodium varieties. Swanson broth sales increased due to continued growth of aseptically-packaged varieties. Excluding the impact of the 53rd week, beverage sales increased double digits, primarily due to consumer demand for healthy beverages. V8 vegetable juice, V8 V-Fusion vegetable and fruit juice, and V8 Splash juice drinks contributed to the sales growth. Sales of Campbell’s tomato juice declined. Beverage sales benefited from expanded distribution of single-serve beverages due to the distribution agreement for refrigerated single-serve beverages with The Coca-Cola Company and Coca-Cola Enterprises Inc. Sales of Prego pasta sauces and Pace Mexican sauces increased.

In 2007, U.S. Soup, Sauces and Beverages sales increased 7%. U.S. soup sales increased 5% as condensed soup sales increased 3%, ready-to-serve soup sales increased 5% and broth sales increased 12%. The introduction in 2007 of new lower sodium varieties of condensed and ready-to-serve soups contributed to the sales growth. Within condensed soup, both eating and cooking varieties delivered solid sales gains. Sales growth in ready-to-serve soup was driven by gains in Campbell’s Chunky and Campbell’s Select soups which benefited from higher levels of advertising. In the convenience platform, which includes soups in microwavable bowls and cups, sales grew double digits. Swanson broth sales grew due to increased advertising and continued growth of aseptically-packaged products. Beverage sales grew significantly as V8 vegetable juice and V8 V-Fusion vegetable and fruit juice, introduced in the second quarter of 2006, responded favorably to new advertising campaigns and increased levels of advertising. V8 Splash juice drinks also experienced sales growth. Sales of Prego pasta sauces and Pace Mexican sauces increased.

In 2008, Baking and Snacking sales increased 11%. Excluding the impact of the 53rd week, Pepperidge Farm sales increased with growth in all businesses: cookies and crackers, bakery, and frozen. The sales increase in the cookies and crackers business was primarily due to the growth of Pepperidge Farm Goldfish snack crackers, the launch of Baked Naturals, a line of adult savory snack crackers, and growth in Distinctive cookie varieties. Bakery sales increased driven by gains in whole-grain varieties and sandwich rolls. Arnott’s sales increased due to the favorable impact of currency, growth in biscuits, and the benefit of the 53rd week, partially offset by the divestitures of certain salty snack food brands and the business in Papua New Guinea.

In 2007, Baking and Snacking sales increased 6%. Pepperidge Farm sales increased primarily as a result of gains in the bakery and cookies and crackers businesses. The bakery business sales growth was driven by gains in Pepperidge Farm whole-grain breads and sandwich rolls. The cookies and crackers sales growth was primarily due to Pepperidge Farm Goldfish snack crackers, partially offset by a decline in cookies. Arnott’s sales increased, primarily due to the favorable impact of currency and strong branded biscuits sales performance, partially offset by volume declines in the Australian snack foods business.

International Soup, Sauces and Beverages sales increased 15% in 2008 from 2007. In Europe, sales increased due to the favorable impact of currency, the benefit of the 53rd week, and volume gains in Belgium, partially offset by a decline in Germany. In the Asia Pacific region, sales increased due to the favorable impact of currency, growth in the Australian soup business and the benefit of the 53rd week. In Canada, sales increased primarily due to the favorable impact of currency, the benefit of the 53rd week, and growth in soup and beverages.

International Soup, Sauces and Beverages sales increased 12% in 2007 versus 2006. In Europe, sales increased primarily due to the favorable impact of currency and strong wet soup growth in France, Germany and Belgium. In Canada, sales increased due to growth in soup and the favorable impact of currency.

In 2008, sales in North America Foodservice increased 3% primarily due to the benefit of the 53rd week and the impact of currency. Excluding the impact of currency and the benefit of the 53rd week, sales declined due primarily to weakness in the food service sector.

In North America Foodservice, sales increased 2% in 2007 versus 2006 primarily due to strong growth of frozen soups and beverages.

Gross Profit

Gross profit, defined as Net sales less Cost of products sold, increased by $170 million in 2008 from 2007 and by $207 million in 2007 from 2006. As a percent of sales, gross profit was 39.6% in 2008, 40.6% in 2007 and 40.5% in 2006. The percentage point decrease in 2008 was due to the impact of cost inflation and other factors (approximately 3.8 percentage points), a higher level of promotional spending (approximately 0.5 percentage points), partially offset by higher selling prices (approximately 1.5 percentage points), productivity improvements (approximately 1.7 percentage points) and mix (approximately 0.1 percentage points). The percentage point increase in 2007 was due to productivity improvements (approximately 2.0 percentage points) and higher selling prices (approximately 1.3 percentage points), partially offset by mix (approximately 0.1 percentage point), a higher level of promotional spending (approximately 0.1 percentage points), costs associated with the relocation and start-up of a replacement refrigerated soup facility (approximately 0.1 percentage points), a benefit from a change in the method of accounting for inventory in 2006 (approximately 0.2 percentage points), and the impact of cost inflation and other factors (approximately 2.7 percentage points).

Marketing and Selling Expenses

Marketing and selling expenses as a percent of sales were 14.5% in 2008 and 15.0% in both 2007 and 2006. Marketing and selling expenses increased 5% in 2008 from 2007. The increase was primarily due to the impact of currency (approximately 3 percentage points) and higher advertising (approximately 1 percentage point). Marketing and selling expenses increased 7% in 2007 from 2006. The increase was primarily due to higher advertising and consumer promotion expense (approximately 5 percentage points), higher selling expenses (approximately 1 percentage point) and the impact of currency (approximately 1 percentage point).

Administrative Expenses

Administrative expenses as a percent of sales were 7.6% in 2008, 7.7% in 2007 and 8.0% in 2006. Administrative expenses increased 6% in 2008 from 2007. Administrative expenses in 2007 included the reversal of $20 million of legal reserves from favorable results in litigation, which accounted for approximately 4 percentage points of the increase from 2007 to 2008. The remaining increase in 2008 was primarily due to the impact of currency (approximately 3 percentage points). Administrative expenses increased 3% in 2007 from 2006. The increase was due to higher incentive compensation costs (approximately 3 percentage points), costs associated with the ongoing implementation of the SAP enterprise-resource planning system in North America (approximately 1 percentage point), costs to establish businesses in Russia and China (approximately 1 percentage point), the impact of currency (approximately 1 percentage point) and higher general administrative expenses (approximately 1 percentage point), partially offset by the reversal of $20 million of legal reserves resulting from favorable results in litigation (approximately 4 percentage points).

Research and Development Expenses

Research and development expenses increased $4 million or 4% in 2008 from 2007. The increase was primarily due to the impact of currency (approximately 3 percentage points). Research and development expenses increased $8 million or 8% in 2007 from 2006 primarily due to expenses related to new product development (approximately 5 percentage points), higher incentive compensation costs (approximately 1 percentage point) and the impact of currency (approximately 1 percentage point).

Other Expenses/(Income)

Other expense in 2008 included $6 million of impairment charges associated with certain trademarks used in the International Soup, Sauces and Beverages segment and the pending sale of the sauce and mayonnaise business comprised of products sold under the Lesieur brand in France. See also Note 3 to the Consolidated Financial Statements.

Other income of $30 million in 2007 included a $23 million gain on the sale of an idle manufacturing facility, a $10 million gain on a settlement in lieu of condemnation of a refrigerated soup facility, and a $3 million gain on the sale of the company’s business in Papua New Guinea.

Other expense of $9 million in 2006 included the cost of acquiring the rights to the Goldfish trademark in certain non-U.S. countries and an impairment charge on a trademark used in the Australian snack foods market.

Operating Earnings

Segment operating earnings decreased 9% in 2008 from 2007. The 2008 results included $182 million of restructuring charges and related costs.

Segment operating earnings increased 12% in 2007 from 2006.

An analysis of operating earnings by reportable segment follows:

				% Change
	2008(1)	2007	2006	2008/2007	2007/2006
	(Millions)

U.S. Soup, Sauces and Beverages	$891	$861	$814	3	6
Baking and Snacking	120	238	185	(50)	29
International Soup, Sauces and Beverages	179	168	144	7	17
North America Foodservice	40	78	59	(49)	32

	1,230	1,345	1,202	(9)	12
Unallocated corporate expenses	(132)	(102)	(105)

	$1,098	$1,243	$1,097

(1)	Operating earnings by segment include the effect of a 2008 restructuring charge and related costs of $182 million as follows: Baking and Snacking — $144 million; International Soup, Sauces and Beverages — $9 million; and North America Foodservice — $29 million. See Note 7 for additional information.

Earnings from U.S. Soup, Sauces and Beverages increased 3% in 2008 from 2007 primarily due to higher sales volume, productivity savings, and higher price realization, partially offset by cost inflation.

Earnings from U.S. Soup, Sauces and Beverages increased 6% in 2007 from 2006. The 2006 results included an $8 million benefit from the change in the method of accounting for inventories. The remaining increase in earnings was primarily due to the increase in sales and productivity improvements, partially offset by cost inflation and higher advertising expense.

Earnings from Baking and Snacking decreased 50% in 2008 from 2007. Earnings in 2008 included $144 million in restructuring charges. Earnings in 2007 included a $23 million gain from the sale of an idle Pepperidge Farm manufacturing facility. Excluding these items, the remaining increase in earnings was due to earnings growth in the Australian biscuit business, the favorable impact of currency and gains in Pepperidge Farm.

Earnings from Baking and Snacking increased 29% in 2007 from 2006. The 2007 results included a $23 million gain from the sale of an idle Pepperidge Farm manufacturing facility. The 2006 results included a $5 million benefit from the change in the method of accounting for inventories. The remaining increase was primarily due to higher earnings at Pepperidge Farm and the favorable impact of currency. Within Arnott’s, excluding the impact of currency, an earnings increase in the biscuit business was offset by a decline in the Australian snack foods business.

Earnings from International Soup, Sauces, and Beverages increased 7% in 2008 from 2007. The 2008 earnings included $9 million of restructuring charges. Excluding this item, the remaining increase was due to the favorable impact of currency and growth in Canada and Australia soup, partially offset by costs to launch products in Russia and China and impairment charges on certain trademarks.

Earnings from International Soup, Sauces and Beverages increased 17% in 2007 from 2006. The increase in earnings was primarily due to earnings growth in the businesses in Europe and Canada and the favorable impact of currency, partially offset by costs to establish businesses in Russia and China.

Earnings from North America Foodservice decreased 49%, or $38 million, in 2008 from 2007. Earnings in 2008 included $29 million of restructuring charges and related costs. Earnings in 2007 included a $10 million gain related to a settlement in lieu of condemnation of a refrigerated soup facility, which was partially offset by relocation and start-up costs associated with the replacement facility. Earnings in 2008 were also adversely impacted by cost inflation, partially offset by higher selling prices and productivity gains.

Earnings from North America Foodservice increased 32% in 2007 from 2006 due to higher net sales, productivity improvements, and a gain on settlement in lieu of condemnation of a refrigerated soup facility, partially offset by cost inflation and relocation and start-up costs associated with the replacement facility.

Unallocated corporate expenses increased $30 million from $102 million in 2007 to $132 million in 2008. The increase was primarily due to the reversal of $20 million of legal reserves in 2007 due to favorable results in litigation, a gain on the sale of the Papua New Guinea business in 2007 and an impairment charge in 2008 associated with the pending sale of the sauce and mayonnaise business sold under the Lesieur brand in France.

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

Interest Expense/Income

Interest expense increased 2% in 2008 from 2007. The prior year included a $4 million reduction in interest related to the APA settlement. The remaining increase was due to a reduction in interest in 2007 related to the favorable settlement of U.S. federal income tax audits and lower capitalized interest, partially offset by lower debt levels. Interest income declined to $8 million in 2008 from $19 million in 2007 primarily due to lower levels of cash and cash equivalents.

Interest expense decreased 1% in 2007 from 2006. In 2007, the company recognized a $4 million reduction in interest associated with the APA settlement. In 2006, interest expense included a non-cash reduction of $21 million related to a favorable tax settlement of a U.S. tax contingency. The remaining net reduction in 2007 was primarily due to lower debt levels and lower interest expense associated with tax matters, partially offset by higher interest rates. Interest income increased to $19 million in 2007 from $15 million in 2006 due to higher levels of cash and cash equivalents.

Taxes on Earnings

The effective tax rate was 28.5% in 2008, 27.9% in 2007 and 24.0% in 2006. The following factors impacted the comparability of the tax rate in 2008 versus 2007:

•	In 2008, the company recognized a tax benefit of $75 million on the $182 million pre-tax restructuring charge and related costs.

•	In 2008, the company recognized a $13 million benefit from the resolution of a state tax contingency.

•	In 2007, the company recognized a $22 million benefit from the favorable settlement of the APA among the company, the United States and Canada related to royalties.

In 2007, the company also recognized an additional net benefit of $40 million, following the finalization of the 2002-2004 U.S. federal tax audits.

The increase in the rate from 2006 to 2007 was primarily attributable to lower tax settlement amounts and higher taxes on foreign earnings in 2007. The 2007 effective rate included a benefit of $22 million resulting from the favorable settlement of the APA and an additional net benefit of $40 million following the finalization of the 2002-2004 U.S. federal tax audits. The 2006 effective rate included a benefit of $47 million resulting from the favorable resolution of a U.S. tax contingency and a benefit of $21 million related to the favorable resolution of the 1996-2001 U.S. federal tax audits. After factoring in these items, the increase in the 2007 effective rate from 2006 was primarily due to higher taxes on foreign earnings.

Restructuring Charges

On April 28, 2008, the company announced a series of initiatives to improve operational efficiency and long-term profitability, including selling certain salty snack food brands and assets in Australia, closing certain production facilities in Australia and Canada, and streamlining the company’s management structure. As a result of these initiatives, the company expects to incur aggregate pre-tax costs of approximately $230 million, consisting of the following: approximately $120 million associated with a loss on the sale of certain Australian salty snack food brands and assets; approximately $62 million in employee severance and benefit costs, including the estimated impact of curtailment and other pension charges; approximately $38 million in asset write-offs and accelerated depreciation of property, plant and equipment; and approximately $10 million in other exit costs. Of the aggregate $230 million of pre-tax costs, the company expects approximately $65 million will be cash expenditures, the majority of which will be spent in 2009. The cash outflows related to these programs are not expected to have a material adverse impact on the company’s liquidity. Annual pre-tax benefits are expected to be approximately $15-$20 million beginning in 2009. In 2008, the company recorded a restructuring charge of $175 million ($102 million after tax or $.27 per share) related to these initiatives. The charge consisted of a net loss of $120 million ($64 million after tax) on the sale of certain Australian salty snack food brands and assets, $45 million ($31 million after tax) of employee severance and benefit costs, including the estimated impact of curtailment and other pension charges, and $10 million ($7 million after tax) of property, plant and equipment impairment charges. In addition, approximately $7 million ($5 million after tax or $.01 per share) of costs related to these initiatives were recorded in Cost of products sold, primarily representing accelerated depreciation on property, plant and equipment. The aggregate after-tax impact of restructuring charges and related costs was $107 million, or $.28 per share.

In the third quarter of 2008, as part of the previously discussed initiatives, the company entered into an agreement to sell certain Australian salty snack food brands and assets. The transaction was completed on May 12,

2008. Proceeds of the sale were nominal. In connection with this transaction, the company recognized a net loss of $120 million ($64 million after tax). The terms of the agreement require the company to provide a loan facility to the buyer of AUD $10 million, or approximately USD $9 million. The facility can be drawn down in AUD $5 million increments, six months and nine months after the closing date. Any borrowings under the facility are to be repaid five years after the closing date. The company will also provide transition services for approximately one year. See also Note 3 to the Consolidated Financial Statements for additional information.

In April 2008, as part of the previously discussed initiatives, the company announced plans to close the Listowel, Ontario, Canada food plant. The Listowel facility produces primarily frozen products, including soup, entrees, and Pepperidge Farm products, as well as ramen noodles. The facility employs approximately 500 people. The company plans to operate the facility through April 2009 and transition production to its network of North American contract manufacturers and to its Downingtown, Pennsylvania plant. As a result, the company recorded $20 million ($14 million after tax) of employee severance and benefit costs, including the estimated impact of curtailment and other pension charges, and $7 million ($5 million after tax) in accelerated depreciation of property, plant and equipment in 2008. The company expects to incur approximately $15 million in additional employee severance and benefit costs, approximately $19 million in accelerated depreciation of property, plant and equipment, and approximately $6 million in other exit costs.

In April 2008, as part of the previously discussed initiatives, the company also announced plans to discontinue the private label biscuit and industrial chocolate production at its Miranda, Australia facility. The company plans to close the Miranda facility, which employs approximately 150 people, by the second quarter of 2009. In connection with this action, the company recorded $10 million ($7 million after tax) of property, plant and equipment impairment charges and $8 million ($6 million after tax) in employee severance and benefit costs. The company expects to incur an additional $2 million in accelerated depreciation of property, plant, and equipment, and approximately $4 million in other exit costs.

As part of the previously discussed initiatives, the company also plans to streamline its management structure and eliminate certain overhead costs. These actions began in the fourth quarter of 2008 and will be substantially completed in 2009. In connection with this action, the company recorded $17 million ($11 million after tax) in employee severance and benefit costs. The company expects to incur approximately $2 million of additional employee severance and benefit costs.

The total pre-tax costs of $230 million expected to be incurred by segment are as follows: Baking and Snacking — $151 million, International Soup, Sauces and Beverages — $7 million, North America Foodservice — $69 million, and $3 million to be allocated among all segments. The company incurred pre-tax costs of approximately $182 million in 2008 by segment as follows: Baking and Snacking — $144 million, International Soup, Sauces and Beverages — $9 million and North America Foodservice — $29 million.

See Note 7 to the Consolidated Financial Statements for additional information.

Discontinued Operations

On March 18, 2008, the company completed the sale of its Godiva Chocolatier business for $850 million, pursuant to a Stock Purchase Agreement dated December 20, 2007. The purchase price was subject to working capital and other post-closing adjustments, which resulted in an additional $20 million of proceeds. The company has reflected the results of this business as discontinued operations in the consolidated statements of earnings for all years presented. This business was historically included in Other for segment reporting purposes. The company recognized a pre-tax gain of $698 million ($462 million after tax or $1.21 per share) on the sale. The company used $600 million of the net proceeds from the sale to purchase company stock.

The results of the company’s businesses in the United Kingdom and Ireland sold in August 2006 are included in discontinued operations. Results of the businesses are summarized below:

	2008	2007			2006
	Godiva	UK/Ireland	Godiva	Total	UK/Ireland	Godiva	Total
	(Millions)

Net sales	$393	$16	$482	$498	$435	$449	$884

Earnings from operations before taxes	$49	$—	$50	$50	$90	$54	$144
Taxes on earnings — operations	(17)	7	(19)	(12)	(18)	(19)	(37)
Gain on sale	698	39	—	39	—	—	—
Deferred tax expense/after-tax costs associated with sale	—	—	—	—	(61)	—	(61)
Tax impact of gain on sale	(236)	(15)	—	(15)	—	—	—

Earnings from discontinued operations	$494	$31	$31	$62	$11	$35	$46

The 2007 results included a $24 million after-tax gain, or $.06 per share, on the sale of the businesses in the United Kingdom and Ireland. The 2007 results also included a $7 million tax benefit from the favorable resolution of tax audits in the United Kingdom.

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

The company used $620 million of the net proceeds from the sale of the United Kingdom and Ireland businesses to purchase company stock. The remaining net proceeds were used to settle foreign currency hedging contracts associated with intercompany financing transactions of the business, to pay taxes and expenses associated with the sale, and to repay debt.

Liquidity and Capital Resources

The company expects that foreseeable liquidity and capital resource requirements, including cash outflows to repurchase shares and pay dividends, will be met through cash and cash equivalents, anticipated cash flows from operations, long-term borrowings under shelf registration statements and short-term borrowings, including commercial paper. Over the last three years, operating cash flows totaled approximately $2.7 billion. This cash generating capability provides the company with substantial financial flexibility in meeting its operating and investing needs. The company expects that its sources of financing are adequate to meet its future liquidity and capital resource requirements. The cost and terms of any future financing arrangements depend on the market conditions and the company’s financial position at that time.

Net cash flows from operating activities provided $766 million in 2008, compared to $674 million in 2007. The increase was primarily due to a reduction in payments to settle foreign currency hedging transactions and lower investments in working capital, partially offset by tax payments associated with the divestiture of Godiva.

Net cash flows from operating activities provided $674 million in 2007, compared to $1,226 million in 2006. The reduction was due primarily to an increase in working capital in 2007 as compared to a decline in 2006 and payments of $186 million to settle hedging transactions, primarily related to foreign currency.

Capital expenditures were $298 million in 2008, $334 million in 2007 and $309 million in 2006. Capital expenditures are expected to be approximately $400 million in 2009. The increase in 2009 is primarily due to the previously announced expansion and enhancements of the company’s corporate headquarters (approximately $40 million in total) and expansion of the U.S. beverage production capacity (approximately $60 million in total). Capital expenditures in 2008 included investments to expand the Pepperidge Farm bakery production capacity, implement the SAP enterprise-resource planning system in North America, expand the U.S. beverage production capacity, and expand the warehouse at the Maxton, North Carolina facility. Capital expenditures in 2007 and 2006 included investments to increase the manufacturing capacity for refrigerated soups in a new facility, implement the SAP enterprise-resource planning system in North America, and implement certain productivity and quality projects in manufacturing facilities.

Business acquired, as presented in the Statement of Cash Flows, represents the acquisition of the Wolfgang Puck soup business in the fourth quarter of 2008.

Net cash provided by investing activities includes $828 million of proceeds from the sale of the Godiva Chocolatier business and certain Australian salty snack food brands and assets, net of cash divested. Net cash provided by investing activities in 2007 includes $906 million of proceeds from the sale of the businesses in the United Kingdom, Ireland and Papua New Guinea, net of cash divested.

There were no new long-term borrowings in 2008 and 2007. Long-term borrowings in 2006 included the issuance of $202 million of five-year variable-rate debt in Australia due July 2011. The proceeds were used to repatriate earnings pursuant to the AJCA. While planning for the issuance of the debt, the company entered into interest rate swap agreements to effectively fix the interest rate on $149 million of the debt prior to its issuance.

Dividend payments were $329 million in 2008, $308 million in 2007 and $292 million in 2006. Annual dividends declared in 2008 were $.88 per share, $.80 per share in 2007 and $.72 per share in 2006. The 2008 fourth quarter rate was $.22 per share.

Excluding shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares, the company repurchased 26 million shares at a cost of $903 million during 2008. During fiscal 2008, the company purchased shares pursuant to two publicly announced share repurchase programs. Under the first program, which was announced on November 21, 2005, the company’s Board of Directors authorized the purchase of up to $600 million of company stock through the end of fiscal 2008. The November 2005 program was completed during the third quarter of fiscal 2008. Under the second program, which was announced on March 18, 2008, the company’s Board of Directors authorized using approximately $600 million of the net proceeds from the sale of the Godiva Chocolatier business to purchase company stock. The March 2008 program was completed during the fourth quarter of fiscal 2008. Under a new program, which was announced on June 30, 2008 and will begin in fiscal 2009, the company’s Board of Directors authorized the purchase of up to $1.2 billion of company stock through the end of fiscal 2011. In addition to the publicly announced share repurchase programs, the company also purchased shares to offset the impact of dilution from shares issued under the company’s stock compensation plans. The company expects to continue this practice in the future. Of the 2008 repurchases, approximately 23 million shares at a cost of $800 million were made pursuant to publicly announced share repurchase programs. The remaining shares were repurchased to offset the impact of dilution from shares issued under the company’s stock compensation plans.

Excluding shares owned and tendered by employees to satisfy tax withholding requirements on vesting of restricted shares, the company repurchased 30 million shares at a cost of $1,140 million during 2007. Of the 2007 repurchases, approximately 21 million shares at a cost of $820 million were made pursuant to the company’s then two publicly announced share repurchase programs. The remaining shares were repurchased to offset the impact of dilution from shares issued under the company’s stock compensation plans. The first share repurchase program was the previously discussed Board of Directors authorization announced on November 21, 2005. Under the second share repurchase program, which was announced on August 15, 2006, the company’s Board of Directors authorized using up to $620 million of the net proceeds from the sale of United Kingdom and Ireland businesses to purchase company stock. The August 2006 program terminated at the end of fiscal 2007. See “Market for Registrant’s Capital Stock, Related Shareowner Matters and Issuer Purchases of Equity Securities” for more information.

At August 3, 2008, the company had $982 million of notes payable due within one year and $33 million of standby letters of credit issued on behalf of the company. The company has a $1.5 billion committed revolving credit facility maturing in 2011, which was unused at August 3, 2008, except for $33 million of standby letters of credit. This agreement supports the company’s commercial paper programs.

As of August 3, 2008, the company had $300 million available for issuance under a $1 billion shelf registration statement filed with the Securities and Exchange Commission in June 2002. Under the registration statement, the company may issue debt securities, depending on market conditions. The June 2002 registration statement will expire in December 2008.

The company is in compliance with the covenants contained in its revolving credit facilities and debt securities.

Contractual Obligations and Other Commitments

Contractual Obligations

The following table summarizes the company’s obligations and commitments to make future payments under certain contractual obligations. For additional information on debt, see Note 11 to the Consolidated Financial Statements. Operating leases are primarily entered into for warehouse and office facilities and certain equipment. Purchase commitments represent purchase orders and long-term purchase arrangements related to the procurement of ingredients, supplies, machinery, equipment and services. These commitments are not expected to have a material impact on liquidity. Other long-term liabilities primarily represent payments related to deferred compensation obligations. For additional information on other long-term liabilities, see Note 15 to the Consolidated Financial Statements.

	Contractual Payments Due by Fiscal Year
			2010 -	2012 -
	Total	2009	2011	2013	Thereafter
	(Millions)

Debt obligations(1)	$2,615	$982	$705	$401	$527
Interest payments(2)	545	117	185	99	144
Purchase commitments	1,218	1,020	145	28	25
Operating leases	204	40	65	48	51
Derivative and forward payments(3)	116	36	40	18	22
Uncertain tax positions(4)	2	2	—	—	—
Other long-term liabilities(5)	150	15	28	22	85

Total long-term cash obligations	$4,850	$2,212	$1,168	$616	$854

(1)	Includes capital lease obligations totaling $6 million, unamortized net premium on debt issuances, unamortized gain on a terminated interest rate swap, gain on cash-flow interest rate swaps and a gain on fair-value interest rate swaps. For additional information on debt obligations, see Note 11 to the Consolidated Financial Statements.

(2)	Interest payments for notes payable, long-term debt and derivative instruments are calculated as follows. For notes payable, interest is based on par values and rates of contractually obligated issuances at fiscal year end. For fixed-rate long-term debt, interest is based on principal amounts and fixed coupon rates at fiscal year end. Interest on fixed-rate derivative instruments is based on notional amounts and fixed interest rates contractually obligated at fiscal year end. Interest on variable-rate derivative instruments is based on notional amounts contractually obligated at fiscal year end and rates estimated over the instrument’s life using forward interest rates plus applicable spreads.

(3)	Represents payments of cross-currency swaps and forward exchange contracts.

(4)	The company has an additional $59 million of unrecognized tax benefits recorded in long-term liabilities. The company is unable to reasonably estimate when settlement with the taxing authorities may occur.

(5)	Represents other long-term liabilities, excluding deferred taxes, unrecognized tax benefits and minority interest. This table does not include postretirement benefits, payments related to pension plans or unvested stock-based compensation. For additional information on pension and postretirement benefits, see Note 9 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Other Commitments

The company guarantees approximately 1,800 bank loans to Pepperidge Farm independent sales distributors by third party financial institutions used to purchase distribution routes. The maximum potential amount of the future payments the company could be required to make under the guarantees is $151 million. The company’s guarantees are indirectly secured by the distribution routes. The company does not believe that it is probable that it will be required to make guarantee payments as a result of defaults on the bank loans guaranteed. In connection with the sale of certain Australian salty snack food brands and assets, the company agreed to provide a loan facility to the buyer of AUD $10 million, or approximately USD $9 million. The facility can be drawn down in AUD $5 million increments, six and nine months after the closing date, which was May 12, 2008. Any borrowings under the facility are to be repaid five years after the closing date. See also Note 14 to the Consolidated Financial Statements for information on off-balance sheet arrangements.

Inflation

In fiscal 2008, inflation, on average, has been significantly higher than previous years. The company uses a number of strategies to mitigate the effects of cost inflation. These strategies include increasing prices, pursuing cost productivity initiatives such as global procurement strategies, commodity hedging and making capital investments that improve the efficiency of operations.

Market Risk Sensitivity

The principal market risks to which the company is exposed are changes in commodity prices, interest rates and foreign currency exchange rates. In addition, the company is exposed to equity price changes related to certain deferred compensation obligations. The company manages its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain its variable-to-total debt ratio within targeted guidelines. International operations, which accounted for approximately 32% of 2008 net sales, are concentrated principally in Australia, Canada, France and Germany. The company manages its foreign currency exposures by borrowing in various foreign currencies and utilizing cross-currency swaps and forward contracts. Swaps and forward contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The company does not enter into contracts for speculative purposes and does not use leveraged instruments.

The company principally uses a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. The company also enters into commodity futures contracts, as considered appropriate, to reduce the volatility of price fluctuations for commodities such as soybean oil, wheat, soybean meal, corn, cocoa and natural gas.

The information below summarizes the company’s market risks associated with debt obligations and other significant financial instruments as of August 3, 2008. Fair values included herein have been determined based on quoted market prices or pricing models using current market rates. The information presented below should be read in conjunction with Notes 11 and 12 to the Consolidated Financial Statements.

The table below presents principal cash flows and related interest rates by fiscal year of maturity for debt obligations. Interest rates disclosed on variable-rate debt maturing in 2009 represent the weighted-average rates at the period end. Notional amounts and related interest rates of interest rate swaps are presented by fiscal year of maturity. For the swaps, variable rates are the weighted-average forward rates for the term of each contract.

	Expected Fiscal Year of Maturity
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
	(Millions)
Debt
Fixed Rate	$303	$4	$701	$1	$400	$527	$1,936	$2,051
Weighted-average interest rate	5.87%	5.21%	6.75%	5.71%	5.00%	6.15%	6.08%

Variable rate	$679 (1)						$679	$679
Weighted-average interest rate	2.38%						2.38%
Interest Rate Swaps
Fixed to variable	$175 (2)				$300 (3)	$200 (4)	$675	$14
Average pay rate	4.31%				4.49%	4.42%	4.42%
Average receive rate	5.88%				5.00%	4.88%	5.19%

Variable to fixed	$200 (5)						$200	$1
Average pay rate	4.90%						4.90%
Average receive rate	5.05%						5.05%

(1)	Represents $661 million of USD borrowing and $18 million equivalent of borrowings in other currencies.

(2)	Hedges $175 million of 5.875% notes due in 2009.

(3)	Hedges $300 million of 5.00% notes due in 2013.

(4)	Hedges $200 million of 4.875% notes due in 2014.

(5)	The company has entered into forward starting interest rate swap agreements that have the effect of fixing the underlying interest rate on up to $200 million of an anticipated debt issuance in fiscal 2009.

As of July 29, 2007, fixed-rate debt of approximately $1.9 billion with an average interest rate of 6.17% and variable-rate debt of approximately $756 million with an average interest rate of 6.40% were outstanding. As of July 29, 2007, the company had swapped $675 million of fixed-rate debt to variable. The average rate to be received on these swaps was 5.17% and the average rate paid was estimated to be 5.88% over the remaining life of the swaps. As of July 29, 2007, the company had also swapped $85 million of variable-rate debt to fixed. The average rate estimated to be received on these swaps was 7.15% and the average rate to be paid was 6.73%.

The company is exposed to foreign exchange risk related to its international operations, including non-functional currency intercompany debt and net investments in subsidiaries.

The table below summarizes the cross-currency swaps outstanding as of August 3, 2008, which hedge such exposures. The notional amount of each currency and the related weighted-average forward interest rate are presented in the Cross-Currency Swaps table.

Cross-Currency Swaps

		Interest	Notional	Fair
	Expiration	Rate	Value	Value
	(Millions)

Pay fixed CAD	2009	5.13%	$60	$(22)
Receive fixed USD		4.22%

Pay variable EUR	2009	5.26%	$69	$(11)
Receive variable USD		3.15%

Pay variable CAD	2009	5.03%	$38	$(3)
Receive variable USD		4.75%

Pay fixed SEK	2010	4.53%	$32	$(7)
Receive fixed USD		4.29%

Pay variable EUR	2010	5.13%	$20	$(4)
Receive variable USD		3.53%

Pay variable AUD	2010	7.51%	$123	$(17)
Receive variable USD		3.61%

Pay variable AUD	2010	7.51%	$126	$(14)
Receive variable USD		3.63%

Pay variable EUR	2011	5.82%	$69	$1
Receive variable USD		4.65%

Pay fixed EUR	2012	4.33%	$102	$(12)
Receive fixed USD		5.11%

Pay fixed CAD	2014	6.24%	$60	$(28)
Receive fixed USD		5.66%

Total			$699	$(117)

The cross-currency swap contracts outstanding at July 29, 2007 represented one pay fixed SEK/receive fixed USD swap with a notional value of $32 million, one pay variable SEK/receive variable USD swap with a notional value of $9 million, two pay fixed CAD/receive fixed USD swaps with notional values totaling $120 million, one pay variable CAD/receive variable USD swap with a notional value of $38 million, two pay fixed EUR/receive fixed USD swaps with notional values totaling $171 million and two pay variable EUR/receive variable USD swaps with notional values totaling $171 million. The aggregate notional value of these swap contracts was $541 million as of July 29, 2007, and the aggregate fair value of these swap contracts was a loss of $62 million as of July 29, 2007.

The company is also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries, including subsidiary debt. The company utilizes foreign exchange forward purchase and sale contracts to hedge these exposures. The table below summarizes the foreign exchange forward contracts outstanding and the related weighted-average contract exchange rates as of August 3, 2008.

Forward Exchange Contracts

	Contract	Average Contractual
	Amount	Exchange Rate
	(Millions)

Receive USD/Pay EUR	$47	0.67
Receive AUD/Pay USD	$45	0.96
Receive USD/Pay CAD	$41	1.01
Receive AUD/Pay NZD	$13	1.15
Receive GBP/Pay AUD	$12	2.13
Receive EUR/Pay USD	$12	1.56
Receive CAD/Pay USD	$10	0.98

The company had an additional $10 million in a number of smaller contracts to purchase or sell various other currencies, such as the Australian dollar, euro, British pound, Japanese yen, and Swedish krona, as of August 3, 2008. The aggregate fair value of all contracts was a gain of $1 million as of August 3, 2008. The total forward exchange contracts outstanding as of July 29, 2007 were $228 million with a fair value of a loss of $4 million.

The company principally uses a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. The company also enters into commodity futures and options contracts, as considered appropriate, to reduce the volatility of price fluctuations for commodities. The notional value of these contracts was $146 million and the aggregate fair value of these contracts was a loss of $3 million as of August 3, 2008.

The company had swap contracts outstanding as of August 3, 2008, which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of the Standard & Poor’s 500 Index, the total return of the company’s capital stock and the total return of the Puritan Fund. Under these contracts, the company pays variable interest rates and receives from the counterparty either the Standard & Poor’s 500 Index total return, the Puritan Fund total return, or the total return on company capital stock. The notional value of the contract that is linked to the return on the Standard & Poor’s 500 Index was $16 million at August 3, 2008 and $22 million at July 29, 2007. The average interest rate applicable to the contract, which expires in 2009, was 3.19% at August 3, 2008. The notional value of the contract that is linked to the return on the Puritan Fund was $9 million at August 3, 2008 and $13 million at July 29, 2007. The average interest rate applicable to the contract, which expires in 2009, was 3.59% at August 3, 2008. The notional value of the contract that is linked to the total return on company capital stock was $31 million at August 3, 2008 and $29 million at July 29, 2007. The average interest rate applicable to this contract, which expires in 2009, was 3.39% at August 3, 2008. The fair value of these contracts was a $1 million gain at August 3, 2008 and a $2 million loss at July 29, 2007.

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

Trade and consumer promotion programs — The company offers various sales incentive programs to customers and consumers, such as cooperative advertising programs, feature price discounts, in-store display incentives and coupons. The recognition of the costs for these programs, which are classified as a reduction of revenue, involves use of judgment related to performance and redemption estimates. Estimates are made based on historical experience and other factors. Actual expenses may differ if the level of redemption rates and performance vary from estimates.

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

Pension and postretirement benefits — The company provides certain pension and postretirement benefits to employees and retirees. Determining the cost associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, turnover rates and health care trend rates. Independent actuaries, in accordance with accounting principles generally accepted in the United States, perform the required calculations to determine expense. Actual results that differ from the actuarial assumptions are generally accumulated and amortized over future periods.

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

Net periodic pension and postretirement expense was $54 million in 2008, $57 million in 2007 and $77 million in 2006. The 2008 expense included $2 million of special termination benefits and curtailment costs related to the Godiva divestiture, which was recorded in discontinued operations. The 2008 expense also included $4 million of special termination and curtailment costs related to the restructuring initiatives. Significant weighted-average assumptions as of the end of the year are as follows:

	2008	2007	2006

Pension
Discount rate for benefit obligations	6.87%	6.40%	6.15%
Expected return on plan assets	8.60%	8.79%	8.81%
Postretirement
Discount rate for obligations	7.00%	6.50%	6.25%
Initial health care trend rate	9.00%	9.00%	9.00%
Ultimate health care trend rate	4.50%	4.50%	4.50%

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

Although there were no mandatory funding requirements to the U.S. plans in 2008, 2007 and 2006, the company made voluntary contributions of $70 million in 2008, $22 million in 2007 and $35 million in 2006 to a U.S. plan based on expected future funding requirements. Contributions to international plans were $8 million in

2008, $10 million in 2007 and $17 million in 2006. The company does not expect to make any contributions to the U.S. plans in 2009. Contributions to non-U.S. plans are expected to be approximately $9 million in 2009.

As of July 29, 2007, the company adopted Statement of Financial Accounting Standards (SFAS) No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize the funded status of defined benefit postretirement plans as an asset or liability on the balance sheet and requires any unrecognized prior service cost and actuarial gains/losses to be recognized in other comprehensive income.

See also Note 9 to the Consolidated Financial Statements for additional information on pension and postretirement expenses.

Income taxes — The effective tax rate reflects statutory tax rates, tax planning opportunities available in the various jurisdictions in which the company operates and management’s estimate of the ultimate outcome of various tax audits and issues. Significant judgment is required in determining the effective tax rate and in evaluating tax positions. Income taxes are recorded based on amounts refundable or payable in the current year and include the effect of deferred taxes. Deferred tax assets and liabilities are recognized for the future impact of differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. Valuation allowances are established for deferred tax assets when it is more likely than not that a tax benefit will not be realized.

In 2008, the tax reserves are established in accordance with Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which was adopted at the beginning of fiscal 2008. Upon adoption, the company recognized a cumulative-effect adjustment of $6 million as an increase in the liability for unrecognized tax benefits, including interest and penalties, and a reduction in retained earnings. Prior to the adoption of FIN 48, tax reserves were established to reflect the probable outcome of known tax contingencies. As of August 3, 2008, the liability for unrecognized tax benefits, including interest and penalties, was $61 million.

See also Notes 1 and 10 to the Consolidated Financial Statements for further discussion on income taxes.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a definition of fair value, provides a framework for measuring fair value and expands the disclosure requirements about fair value measurements. SFAS No. 157 as issued is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. On February 12, 2008, FASB Staff Position No. FAS 157-2 was issued which delays the effective date to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities. The company is currently evaluating the impact of SFAS No. 157.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations,” which establishes the principles and requirements for how an acquirer recognizes the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date. This Statement applies to business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier adoption is not permitted. The company is currently evaluating the impact of SFAS No. 141 as revised.

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

The company wishes to caution the reader that the following important factors and those important factors described in Part 1, Item 1A and elsewhere in the commentary, or in the Securities and Exchange Commission filings of the company, could affect the company’s actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, the company:

•	the impact of strong competitive response to the company’s efforts to leverage its brand power with product innovation, promotional programs and new advertising, and of changes in consumer demand for the company’s products;

•	the risks in the marketplace associated with trade and consumer acceptance of product improvements, shelving initiatives and new product introductions;

•	the company’s ability to achieve sales and earnings guidance, which are based on assumptions about sales volume, product mix, the development and success of new products, the impact of marketing and pricing actions and product costs;

•	the company’s ability to realize projected cost savings and benefits, including those contemplated by restructuring programs and other cost-savings initiatives;

•	the company’s ability to successfully manage changes to its business processes, including selling, distribution, product capacity, information management systems and the integration of acquisitions;

•	the increased significance of certain of the company’s key trade customers;

•	the impact of fluctuations in the supply and inflation in energy, raw and packaging materials cost;

•	the risks associated with portfolio changes and completion of acquisitions and divestitures;

•	the uncertainties of litigation described from time to time in the company’s Securities and Exchange Commission filings;

•	the impact of changes in currency exchange rates, tax rates, interest rates, debt and equity markets, inflation rates, economic conditions and other external factors; and

•	the impact of unforeseen business disruptions in one or more of the company’s markets due to political instability, civil disobedience, armed hostilities, natural disasters or other calamities.

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

Item 8.	Financial Statements and Supplementary Data

Consolidated Statements of Earnings

	2008	2007	2006
	53 Weeks	52 Weeks	52 Weeks
	(Millions, except per share amounts)

Net Sales	$7,998	$7,385	$6,894

Costs and expenses
Cost of products sold	4,827	4,384	4,100
Marketing and selling expenses	1,162	1,106	1,033
Administrative expenses	608	571	552
Research and development expenses	115	111	103
Other expenses/(income) (Note 15)	13	(30)	9
Restructuring charges (Note 7)	175	—	—

Total costs and expenses	6,900	6,142	5,797

Earnings Before Interest and Taxes	1,098	1,243	1,097
Interest expense (Note 15)	167	163	165
Interest income	8	19	15

Earnings before taxes	939	1,099	947
Taxes on earnings (Note 10)	268	307	227

Earnings from continuing operations	671	792	720
Earnings from discontinued operations	494	62	46

Net Earnings	$1,165	$854	$766

Per Share — Basic
Earnings from continuing operations	$1.80	$2.05	$1.77
Earnings from discontinued operations	1.32	.16	.11

Net Earnings	$3.12	$2.21	$1.88

Weighted average shares outstanding — basic	373	386	407

Per Share — Assuming Dilution
Earnings from continuing operations	$1.76	$2.00	$1.74
Earnings from discontinued operations	1.30	.16	.11

Net Earnings	$3.06	$2.16	$1.85

Weighted average shares outstanding — assuming dilution	381	396	414

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

	August 3,	July 29,
	2008	2007
	(Millions, except per share amounts)

Current Assets
Cash and cash equivalents	$81	$71
Accounts receivable (Note 15)	570	581
Inventories (Note 15)	829	775
Other current assets (Note 15)	172	151
Current assets held for sale	41	—

Total current assets	1,693	1,578

Plant Assets, Net of Depreciation (Note 15)	1,939	2,042
Goodwill (Note 5)	1,998	1,872
Other Intangible Assets, Net of Amortization (Note 5)	605	615
Other Assets (Note 15)	211	338
Non-current Assets Held for Sale	28	—

Total assets	$6,474	$6,445

Current Liabilities
Notes payable (Note 11)	$982	$595
Payable to suppliers and others	655	694
Accrued liabilities (Note 15)	655	622
Dividend payable	81	77
Accrued income taxes	9	42
Current liabilities held for sale	21	—

Total current liabilities	2,403	2,030

Long-term Debt (Note 11)	1,633	2,074
Other Liabilities (Note 15)	1,119	1,046
Non-current Liabilities Held for Sale	1	—

Total liabilities	5,156	5,150

Shareowners’ Equity (Note 13)
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20
Additional paid-in capital	337	331
Earnings retained in the business	7,909	7,082
Capital stock in treasury, 186 shares in 2008 and 163 shares in 2007, at cost	(6,812)	(6,015)
Accumulated other comprehensive loss	(136)	(123)

Total shareowners’ equity	1,318	1,295

Total liabilities and shareowners’ equity	$6,474	$6,445

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	2008	2007	2006
	(Millions)

Cash Flows from Operating Activities:
Net earnings	$1,165	$854	$766
Adjustments to reconcile net earnings to operating cash flow
Change in accounting method (Note 1)	—	—	(8)
Restructuring charges (Note 7)	175	—	—
Stock-based compensation	88	83	85
Resolution of tax matters (Note 10)	(13)	(25)	(60)
Reversal of legal reserves	—	(20)	—
Depreciation and amortization	294	283	289
Deferred taxes	29	10	29
Gain on sale of businesses (Note 3)	(698)	(42)	—
Gain on sale of facility	—	(23)	—
Other, net (Note 15)	59	61	82
Changes in working capital
Accounts receivable	(53)	(68)	(18)
Inventories	(91)	(29)	(2)
Prepaid assets	(22)	(3)	—
Accounts payable and accrued liabilities	23	(128)	168
Pension fund contributions	(78)	(32)	(52)
Payments for hedging activities	(65)	(186)	(9)
Other (Note 15)	(47)	(61)	(44)

Net Cash Provided by Operating Activities	766	674	1,226

Cash Flows from Investing Activities:
Purchases of plant assets	(298)	(334)	(309)
Sales of plant assets	3	23	2
Businesses acquired (Note 8)	(9)	—	—
Sales of businesses, net of cash divested (Note 3)	828	906	—
Other, net	7	8	13

Net Cash Provided by (Used in) Investing Activities	531	603	(294)

Cash Flows from Financing Activities:
Long-term borrowings (repayments)	(181)	(62)	202
Repayments of notes payable	—	(600)	—
Net short-term borrowings	58	57	31
Dividends paid	(329)	(308)	(292)
Treasury stock purchases	(903)	(1,140)	(506)
Treasury stock issuances	47	165	236
Excess tax benefits on stock-based compensation	8	25	11

Net Cash Used in Financing Activities	(1,300)	(1,863)	(318)

Effect of Exchange Rate Changes on Cash	13	—	3

Net Change in Cash and Cash Equivalents	10	(586)	617
Cash and Cash Equivalents — Beginning of Period	71	657	40

Cash and Cash Equivalents — End of Period	$81	$71	$657

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareowners’ Equity

						Earnings	Accumulated
	Capital Stock				Additional	Retained	Other	Total
	Issued		In Treasury		Paid-in	in the	Comprehensive	Shareowners’
	Shares	Amount	Shares	Amount	Capital	Business	Income (Loss)	Equity
	(Millions, except per share amounts)

Balance at July 31, 2005	542	$20	(134)	$(4,832)	$236	$6,069	$(223)	$1,270

Comprehensive income
Net earnings						766		766
Foreign currency translation adjustments							51	51
Cash-flow hedges, net of tax							5	5
Minimum pension liability, net of tax							171	171

Other comprehensive income							227	227

Total Comprehensive income								993

Dividends ($.72 per share)						(296)		(296)
Treasury stock purchased			(15)	(506)				(506)
Treasury stock issued under management incentive and stock option plans			9	191	116			307

Balance at July 30, 2006	542	20	(140)	(5,147)	352	6,539	4	1,768

Comprehensive income
Net earnings						854		854
Foreign currency translation adjustments, net of tax							43	43
Cash-flow hedges, net of tax							9	9
Minimum pension liability, net of tax							51	51

Other comprehensive income							103	103

Total Comprehensive income								957

Impact of adoption of SFAS No. 158, net of tax (Note 9)							(230)	(230)
Dividends ($.80 per share)						(311)		(311)
Treasury stock purchased			(30)	(1,098)	(42)			(1,140)
Treasury stock issued under management incentive and stock option plans			7	230	21			251

Balance at July 29, 2007	542	20	(163)	(6,015)	331	7,082	(123)	1,295

Comprehensive income (loss)
Net earnings						1,165		1,165
Foreign currency translation adjustments, net of tax							112	112
Cash-flow hedges, net of tax							11	11
Pension and postretirement benefits, net of tax							(136)	(136)

Other comprehensive loss							(13)	(13)

Total Comprehensive income								1,152

Impact of adoption of FIN 48 (Note 10)						(6)		(6)
Dividends ($.88 per share)						(332)		(332)
Treasury stock purchased			(26)	(903)				(903)
Treasury stock issued under management incentive and stock option plans			3	106	6			112

Balance at August 3, 2008	542	$20	(186)	$(6,812)	$337	$7,909	$(136)	$1,318

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts)

1.	Summary of Significant Accounting Policies

Basis of Presentation — The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. Intercompany transactions are eliminated in consolidation. Certain amounts in prior year financial statements were reclassified to conform to the current-year presentation. The company’s fiscal year ends on the Sunday nearest July 31. There were 53 weeks in 2008 and 52 weeks in 2007 and 2006. There will be 52 weeks in 2009.

On March 18, 2008, the company completed the sale of its Godiva Chocolatier business for $850, pursuant to a Sale and Purchase Agreement dated December 20, 2007. The company has reflected the results of this business as discontinued operations in the consolidated statements of earnings for all years presented. See Note 3 for additional information on the sale.

On August 15, 2006, the company completed the sale of its United Kingdom and Ireland businesses for £460, or approximately $870, pursuant to a Sale and Purchase Agreement dated July 12, 2006. The company has reflected the results of these businesses as discontinued operations in the consolidated statements of earnings for all years presented. See Note 3 for additional information on the sale.

Revenue Recognition — Revenues are recognized when the earnings process is complete. This occurs when products are shipped in accordance with terms of agreements, title and risk of loss transfer to customers, collection is probable and pricing is fixed or determinable. Revenues are recognized net of provisions for returns, discounts and allowances. Certain sales promotion expenses, such as coupon redemption costs, cooperative advertising programs, new product introduction fees, feature price discounts and in-store display incentives are classified as a reduction of sales.

Cash and Cash Equivalents — All highly liquid debt instruments purchased with a maturity of three months or less are classified as cash equivalents.

Inventories — All inventories are valued at the lower of average cost or market. Prior to 2006, substantially all U.S. inventories were valued based on the last in, first out (LIFO) method. As of August 1, 2005, the company changed the method of accounting for certain U.S. inventories from the LIFO method to the average cost method. The company believes the average cost method of accounting for inventories is preferable and improves financial reporting by better matching revenues and expenses as average cost reflects the physical flow of inventory and current cost. The impact of the change was a pre-tax $13 benefit ($8 after tax or $.02 per share). Prior periods were not restated since the impact of the change on previously issued financial statements was not considered material.

Property, Plant and Equipment — Property, plant and equipment are recorded at historical cost and are depreciated over estimated useful lives using the straight-line method. Buildings and machinery and equipment are depreciated over periods not exceeding 45 years and 15 years, respectively. Assets are evaluated for impairment when conditions indicate that the carrying value may not be recoverable. Such conditions include significant adverse changes in business climate or a plan of disposal.

Goodwill and Intangible Assets — Goodwill and indefinite-lived intangible assets are not amortized but rather are tested at least annually for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets.” Intangible assets with finite lives are amortized over the estimated useful life and reviewed for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets.” Goodwill impairment testing first requires a comparison of the fair value of each reporting unit to the carrying value. If the carrying value exceeds fair value, goodwill is considered impaired. The amount of impairment is the difference between the carrying value of goodwill and the “implied” fair value, which is calculated as if the reporting unit had just been acquired and accounted for as a business combination. Impairment testing for indefinite-lived intangible assets requires a comparison between the fair value and carrying value of the asset. If carrying value exceeds the fair value, the asset is reduced to fair value. Fair values are primarily determined using discounted cash flow analyses. See Note 5 for information on goodwill and other intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Financial Instruments — The company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates, foreign currency exchange rates, commodities and equity-linked employee benefit obligations. All derivatives are recognized on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings in the current period. See Note 12 for additional information.

Stock-Based Compensation — In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) “Share-Based Payment” (SFAS No. 123R), which requires stock-based compensation to be measured based on the grant-date fair value of the awards and the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. The company adopted the provisions of SFAS No. 123R as of August 1, 2005. The company provides compensation benefits by issuing unrestricted stock, restricted stock (including EPS performance restricted stock and total shareowner return (TSR) performance restricted stock) and restricted stock units. In previous fiscal years, the company also issued stock options and stock appreciation rights to provide compensation benefits.

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

Total pre-tax stock-based compensation recognized in Earnings from continuing operations was $83 for 2008 and $79 for 2007 and 2006. Tax related benefits of $31 were recognized for 2008 and $29 were recognized for 2007 and 2006. Stock-based compensation associated with discontinued operations was $3, $2 and $4 after-tax in 2008, 2007 and 2006, respectively. See also Note 13.

Use of Estimates — Generally accepted accounting principles require management to make estimates and assumptions that affect assets and liabilities, contingent assets and liabilities, and revenues and expenses. Actual results could differ from those estimates.

Income Taxes — Income taxes are accounted for in accordance with SFAS No. 109 “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future impact of differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the criteria that must be met for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. This Interpretation also addresses derecognition, recognition of related penalties and interest, classification of liabilities and disclosures of unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company adopted FIN 48 as of July 30, 2007 (the beginning of fiscal 2008). See Note 10 for additional information.

In October 2004, the American Jobs Creation Act (the AJCA) was signed into law. The AJCA provides for a deduction of 85% of certain non-U.S. earnings that are repatriated, as defined by the AJCA, and a phased-in tax deduction related to profits from domestic manufacturing activities. In December 2004, the FASB issued FASB

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

2.	Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a definition of fair value, provides a framework for measuring fair value and expands the disclosure requirements about fair value measurements. SFAS No. 157 as issued is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. On February 12, 2008, FASB Staff Position No. FAS 157-2 was issued which delays the effective date to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities. The company is currently evaluating the impact of SFAS No. 157.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations,” which establishes the principles and requirements for how an acquirer recognizes the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date. This Statement applies to business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier adoption is not permitted. The company is currently evaluating the impact of SFAS No. 141 as revised.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The company is currently evaluating the impact of SFAS No. 162.

3.	Divestitures

Discontinued Operations

On March 18, 2008, the company completed the sale of its Godiva Chocolatier business for $850. The purchase price was subject to certain post-closing adjustments, which resulted in an additional $20 of proceeds. The company has reflected the results of this business as discontinued operations in the consolidated statements of earnings for all years presented. The business was historically included in Other for segment reporting purposes. The company used approximately $600 of the net proceeds to purchase company stock.

On August 15, 2006, the company completed the sale of its businesses in the United Kingdom and Ireland for £460, or approximately $870, pursuant to a Sale and Purchase Agreement dated July 12, 2006. The United Kingdom and Ireland businesses included Homepride sauces, OXO stock cubes, Batchelors soups and McDonnells and Erin soups. The Sale and Purchase Agreement provides for working capital and other post-closing adjustments. Additional proceeds of $19 were received from the finalization of the post-closing adjustment. The company has reflected the results of these businesses as discontinued operations in the consolidated statements of earnings for all years presented. The businesses were historically included in the International Soup, Sauces and Beverages segment.

Results of discontinued operations were as follows:

	2008	2007			2006
	Godiva	UK/Ireland	Godiva	Total	UK/Ireland	Godiva	Total

Net sales	$393	$16	$482	$498	$435	$449	$884

Earnings from operations before taxes	$49	$—	$50	$50	$90	$54	$144
Taxes on earnings — operations	(17)	7	(19)	(12)	(18)	(19)	(37)
Gain on sale	698	39	—	39	—	—	—
Deferred tax expense/after-tax costs associated with sale	—	—	—	—	(61)	—	(61)
Tax impact of gain on sale	(236)	(15)	—	(15)	—	—	—

Earnings from discontinued operations	$494	$31	$31	$62	$11	$35	$46

The 2008 results included a $462 after-tax gain, or $1.21 per share, on the Godiva Chocolatier sale.

The 2007 results included a $24 after-tax gain, or $.06 per share, on the United Kingdom and Ireland sale. The 2007 results also included a $7 tax benefit from the favorable resolution of tax audits in the United Kingdom.

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

The company used approximately $620 of the net proceeds from the sale of the United Kingdom and Ireland businesses to repurchase shares. Upon completion of the sale, the company paid $83 to settle cross-currency swap contracts and foreign exchange forward contracts which hedged exposures related to the businesses. The remaining net proceeds were used to pay taxes and expenses associated with the business and to repay debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Divestitures

In the third quarter of 2008, the company entered into an agreement to sell certain Australian salty snack food brands and assets. The transaction, which was completed on May 12, 2008, included the following salty snack brands: Cheezels, Thins, Tasty Jacks, French Fries, and Kettle Chips, certain other assets and the assumption of liabilities. Proceeds of the sale were nominal. The business had annual net sales of approximately $150. In connection with this transaction, the company recognized a pre-tax loss of $120 ($64 after tax or $.17 per share). This charge is included in the Restructuring charges on the Statements of Earnings. See also Note 7. The terms of the agreement require the company to provide a loan facility to the buyer of AUD $10, or approximately USD $9. The facility can be drawn down in AUD $5 increments, six months and nine months after the closing date. Any borrowings under the facility are to be repaid five years after the closing date. The company will also provide transition services for approximately one year.

In July 2008, the company entered into an agreement to sell its sauce and mayonnaise business comprised of products sold under the Lesieur brand in France. The company recorded a pre-tax impairment charge of $2 to adjust the net assets to estimated realizable value. The sale was completed on September 29, 2008. The business had annual net sales of approximately $70.

The assets and liabilities of this business were reflected as assets and liabilities held for sale in the consolidated balance sheet as of August 3, 2008 and are comprised of the following:

2008
Accounts receivable	$32
Inventories	8
Prepaids	1

Current assets	$41

Property, plant and equipment, net	$13
Goodwill and intangible assets	15

Non-current assets	$28

Accounts payable	$18
Accrued liabilities	3

Current liabilities	$21

Deferred income taxes	$1

Non-current liabilities	$1

In June 2007, the company completed the sale of its ownership interest in Papua New Guinea operations for approximately $23. The company recognized a $3 gain on the sale. This business was historically included in the Baking and Snacking segment and had annual sales of approximately $20.

The company has provided certain indemnifications in connection with the divestitures. As of August 3, 2008, known exposures related to such matters are not material.

4.	Comprehensive Income

Total comprehensive income is comprised of net earnings, net foreign currency translation adjustments, pension and postretirement benefit adjustments (see Note 9), and net unrealized gains and losses on cash-flow hedges (see Note 12). Accumulated other comprehensive loss at July 29, 2007 also includes the impact of adoption of SFAS No. 158 (See Note 9). Total comprehensive income for the twelve months ended August 3, 2008, July 29, 2007 and July 30, 2006 was $1,152, $957 and $993, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of Accumulated other comprehensive income (loss), as reflected in the Statements of Shareowners’ Equity, consisted of the following:

	2008	2007

Foreign currency translation adjustments, net of tax(1)	$241	$129
Cash-flow hedges, net of tax(2)	5	(6)
Unamortized pension and postretirement benefits, net of tax(3):
Net actuarial loss	(376)	(239)
Prior service cost	(6)	(7)

Total Accumulated other comprehensive loss	$(136)	$(123)

(1)	Includes a tax expense of $10 in 2008 and $5 in 2007. Foreign currency translation adjustments of divested businesses were $14 in 2008 and $38 in 2007.

(2)	Includes a tax expense of $3 in 2008 and a tax benefit of $2 in 2007.

(3)	Includes a tax benefit of $205 in 2008 and $135 in 2007.

5.	Goodwill and Intangible Assets

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	August 3, 2008		July 29, 2007
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
Other	$12	$(7)	$16	$(8)

Intangible assets not subject to amortization:
Trademarks	$600		$607

Amortization was less than $1 in 2008, 2007 and 2006. The estimated aggregated amortization expense for each of the five succeeding fiscal years is less than $1 per year. Asset useful lives range from ten to twenty years.

The company recognized an impairment loss of approximately $4 in 2008 related to the performance of certain trademarks used in the International Soup, Sauces and Beverages segment.

The company recognized an impairment loss of approximately $2 in 2006 due to the performance of an Australian trademark used in the Baking and Snacking segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the carrying amount for goodwill for the period are as follows:

	U.S.		International	Other/
	Soup, Sauces	Baking and	Soup, Sauces	North America
	and Beverages	Snacking	and Beverages	Foodservice(1)	Total

Balance at July 30, 2006	$428	$617	$569	$151	$1,765
Divestiture	—	(3)	—	—	(3)
Foreign currency translation adjustment	—	69	41	—	110

Balance at July 29, 2007	$428	$683	$610	$151	$1,872

Acquisition(2)	6	—	—	—	6
Divestiture	—	—	—	(6)	(6)
Impairment(3)	—	—	(2)	—	(2)
Reclassification to assets held for sale(3)	—	—	(8)	—	(8)
Foreign currency translation adjustment	—	61	74	1	136

Balance at August 3, 2008	$434	$744	$674	$146	$1,998

(1)	As of July 29, 2007, the company managed and reported the results of operations in the following segments: U.S. Soup, Sauces and Beverages, Baking and Snacking, International Soup, Sauces and Beverages, and the balance of the portfolio in Other. Other included the Godiva Chocolatier worldwide business and the company’s Away From Home operations, which represent the distribution of products such as soup, specialty entrees, beverage products, other prepared foods and Pepperidge Farm products through various food service channels in the United States and Canada. In fiscal 2008, the Godiva Chocolatier business was sold. See Note 3 for additional information on the sale. Beginning with the second quarter of fiscal 2008, the Away From Home business was reported as North America Foodservice.

(2)	In June 2008, the company acquired the Wolfgang Puck soup business from Country Gourmet Foods for approximately $10. See Note 8 for additional information.

(3)	In July 2008, the company entered into an agreement to sell its sauce and mayonnaise business comprised of products sold under the Lesieur brand in France. The company recorded a pre-tax impairment charge of $2 to adjust the net assets to estimated net realizable value. The assets and liabilities of this business were reflected as assets and liabilities held for sale in the consolidated balance sheet as of August 3, 2008. The sale was completed on September 29, 2008.

6.	Business and Geographic Segment Information

Campbell Soup Company, together with its consolidated subsidiaries, is a global manufacturer and marketer of high-quality, branded convenience food products. Prior to the second quarter of fiscal 2008, the company managed and reported the results of operations in the following segments: U.S. Soup, Sauces and Beverages, Baking and Snacking, International Soup, Sauces and Beverages, and the balance of the portfolio in Other. Other included the Godiva Chocolatier worldwide business and the company’s Away From Home operations, which represent the distribution of products such as soup, specialty entrees, beverage products, other prepared foods and Pepperidge Farm products through various food service channels in the United States and Canada. As of the second quarter of fiscal 2008, the results of the Godiva Chocolatier business were reported as discontinued operations for the years presented due to the sale. See Note 3 for additional information on the sale. Beginning with the second quarter of fiscal 2008, the Away From Home business was reported as North America Foodservice.

In connection with the sale of the Godiva Chocolatier business, the company modified the allocation methodology of certain corporate expenses to the remaining segments. In addition, following the recent distribution

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement with The Coca-Cola Company and Coca-Cola Enterprises Inc., sales and earnings from certain beverage products historically included in North America Foodservice segment are now reported in U.S. Soup, Sauces and Beverages and International Soup, Sauces and Beverages. Segment results of prior periods have been adjusted to conform to the current presentation.

The U.S. Soup, Sauces and Beverages segment includes the following retail businesses: Campbell’s condensed and ready-to-serve soups; Swanson broth and canned poultry; Prego pasta sauce; Pace Mexican sauce; Campbell’s Chunky chili; Campbell’s canned pasta, gravies, and beans; Campbell’s Supper Bakes meal kits; V8 juice and juice drinks; and Campbell’s tomato juice.

The Baking and Snacking segment includes the following businesses: Pepperidge Farm cookies, crackers, bakery and frozen products in U.S. retail; Arnott’s biscuits in Australia and Asia Pacific; and Arnott’s salty snacks in Australia. In May 2008, the company sold certain salty snack food brands and assets in Australia, which historically were included in this segment. In June 2007, the company sold its ownership interest in Papua New Guinea operations, which historically were included in this segment.

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

The company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 16% of consolidated net sales in 2008, 15% in 2007 and 14% in 2006. All of the company’s segments sold products to Wal-Mart Stores, Inc. or its affiliates.

Business Segments

	2008	2007	2006

Net sales
U.S. Soup, Sauces and Beverages	$3,674	$3,495	$3,265
Baking and Snacking	2,058	1,850	1,747
International Soup, Sauces and Beverages	1,610	1,402	1,257
North America Foodservice	656	638	625

Total	$7,998	$7,385	$6,894

	2008(2)	2007	2006(3)

Earnings before interest and taxes
U.S. Soup, Sauces and Beverages	$891	$861	$814
Baking and Snacking	120	238	185
International Soup, Sauces and Beverages	179	168	144
North America Foodservice	40	78	59
Corporate(1)	(132)	(102)	(105)

Total	$1,098	$1,243	$1,097

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2008	2007	2006

Depreciation and Amortization
U.S. Soup, Sauces and Beverages	$91	$89	$91
Baking and Snacking	80	88	94
International Soup, Sauces and Beverages	51	43	35
North America Foodservice	22	12	10
Corporate(1)	33	31	26
Discontinued Operations	17	20	33

Total	$294	$283	$289

	2008	2007	2006

Capital Expenditures
U.S. Soup, Sauces and Beverages	$132	$110	$91
Baking and Snacking	65	72	60
International Soup, Sauces and Beverages	46	40	29
North America Foodservice	7	30	58
Corporate(1)	33	54	43
Discontinued Operations	15	28	28

Total	$298	$334	$309

	2008	2007	2006

Segment Assets
U.S. Soup, Sauces and Beverages	$2,301	$2,208	$2,104
Baking and Snacking	1,695	1,702	1,612
International Soup, Sauces and Beverages	1,805	1,630	1,522
North America Foodservice	330	304	287
Corporate(1)	343	403	1,108
Discontinued Operations	—	198	1,112

Total	$6,474	$6,445	$7,745

(1)	Represents unallocated corporate expenses and unallocated assets, including corporate offices, deferred income taxes and prepaid pension assets.

(2)	Contributions to earnings before interest and taxes by segment included the effect of a 2008 restructuring charge and related costs of $182 as follows: Baking and Snacking — $144, International Soup, Sauces and Beverages — $9, and North America Foodservice — $29. See Note 7 for additional information.

(3)	Contributions to earnings before interest and taxes by segment included the effect of a $13 benefit due to a change in the method of accounting for certain U.S. inventories from the LIFO method to the average cost method as follows: U.S. Soup, Sauces and Beverages — $8 and Baking and Snacking — $5.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Area Information

Information about operations in different geographic areas is as follows:

	2008	2007	2006

Net sales
United States	$5,448	$5,133	$4,834
Europe	770	680	597
Australia/Asia Pacific	1,074	965	900
Other countries	706	607	563

Total	$7,998	$7,385	$6,894

	2008(2)	2007	2006(3)

Earnings before interest and taxes
United States	$1,080	$1,077	$972
Europe	42	58	44
Australia/Asia Pacific	(17)	88	82
Other countries	125	122	104

Segment earnings before interest and taxes	1,230	1,345	1,202
Corporate(1)	(132)	(102)	(105)

Total	$1,098	$1,243	$1,097

	2008	2007	2006

Identifiable assets
United States	$3,101	$2,976	$2,744
Europe	1,283	1,116	1,144
Australia/Asia Pacific	1,340	1,362	1,261
Other countries	407	390	376
Corporate(1)	343	403	1,108
Discontinued operations	—	198	1,112

Total	$6,474	$6,445	$7,745

(1)	Represents unallocated corporate expenses and unallocated assets, including corporate offices, deferred income taxes and prepaid pension assets.

(2)	Contributions to earnings before interest and taxes by geographic area included the effect of a 2008 restructuring charge and related costs of $182 as follows: Australia/Asia Pacific — $145, Other countries — $27, Europe — $8, and United States — $2. See Note 7 for additional information.

(3)	Contributions to earnings before interest and taxes by segment included the effect of a $13 benefit due to a change in the method of accounting for certain U.S. inventories from the LIFO method to the average cost method as follows: U.S. Soup, Sauces and Beverages — $8 and Baking and Snacking — $5.

Transfers between geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each geographic region.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Restructuring Charges

On April 28, 2008, the company announced a series of initiatives to improve operational efficiency and long-term profitability, including selling certain salty snack food brands and assets in Australia, closing certain production facilities in Australia and Canada, and streamlining the company’s management structure. As a result of these initiatives, the company expects to incur aggregate pre-tax costs of approximately $230, consisting of the following: approximately $120 associated with a loss on the sale of certain Australian salty snack food brands and assets; approximately $62 in employee severance and benefit costs, including the estimated impact of curtailment and other pension charges; approximately $38 in asset write-offs and accelerated depreciation of property, plant and equipment; and approximately $10 in other exit costs. Of the aggregate $230 of pre-tax costs, the company expects approximately $65 will be cash expenditures, the majority of which will be spent in 2009. In 2008, the company recorded a restructuring charge of $175 ($102 after tax or $.27 per share) related to these initiatives. The charge consisted of a net loss of $120 ($64 after tax) on the sale of certain Australian salty snack food brands and assets, $45 ($31 after tax) of employee severance and benefit costs, including the estimated impact of curtailment and other pension charges, and $10 ($7 after tax) of property, plant and equipment impairment charges. In addition, approximately $7 ($5 after tax or $.01 per share) of costs related to these initiatives were recorded in Cost of products sold, primarily representing accelerated depreciation on property, plant and equipment. The aggregate after-tax impact of restructuring charges and related costs was $107, or $.28 per share.

A summary of the pre-tax costs is as follows:

		Recognized	Remaining
	Total	as of	Costs to be
	Program	August 3, 2008	Recognized

Severance pay and benefits	$62	$45	$17
Asset impairment/accelerated depreciation	158	137	21
Other exit costs	10	—	10

Total	$230	$182	$48

In the third quarter of 2008, as part of the previously discussed initiatives, the company entered into an agreement to sell certain Australian salty snack food brands and assets. The transaction was completed on May 12, 2008. Proceeds of the sale were nominal. See also Note 3.

In April 2008, as part of the previously discussed initiatives, the company announced plans to close the Listowel, Ontario, Canada food plant. The Listowel facility produces primarily frozen products, including soup, entrees, and Pepperidge Farm products, as well as ramen noodles. The facility employs approximately 500 people. The company plans to operate the facility through April 2009 and transition production to its network of North American contract manufacturers and to its Downingtown, Pennsylvania plant. As a result, the company recorded $20 ($14 after tax) of employee severance and benefit costs, including the estimated impact of curtailment and other pension charges, and $7 ($5 after tax) in accelerated depreciation of property, plant and equipment in 2008. The company expects to incur approximately $15 in additional employee severance and benefit costs, approximately $19 in accelerated depreciation of property, plant and equipment, and approximately $6 in other exit costs.

In April 2008, as part of the previously discussed initiatives, the company also announced plans to discontinue the private label biscuit and industrial chocolate production at its Miranda, Australia facility. The company plans to close the Miranda facility, which employs approximately 150 people, by the second quarter of 2009. In connection with this action, the company recorded $10 ($7 after tax) of property, plant and equipment impairment charges and $8 ($6 after tax) in employee severance and benefit costs. The company expects to incur an additional $2 in accelerated depreciation of property, plant, and equipment, and approximately $4 in other exit costs.

As part of the previously discussed initiatives, the company also plans to streamline its management structure and eliminate certain overhead costs. These actions began in the fourth quarter of 2008 and will be substantially completed in 2009. In connection with this action, the company recorded $17 ($11 after tax) in employee severance and benefit costs. The company expects to incur approximately $2 of additional employee severance and benefit costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of restructuring activity and related reserves at August 3, 2008 is as follows:

	Accrued			Pension	Accrued
	Balance at	2008	Cash	Termination	Balance at
	July 29, 2007	Charge	Payments	Benefits(1)	August 3, 2008

Severance pay and benefits	$—	45	(4)	(4)	$37
Asset impairment/accelerated depreciation	—	137			—

	$—	$182			$37

(1)	Pension termination benefits are recognized in Other Liabilities and in Accumulated Other Comprehensive Income/(loss). See Note 9 to the Consolidated Financial Statements.

A summary of restructuring charges by reportable segment is as follows:

	U.S. Soup,		International	North
	Sauces and	Baking and	Soup, Sauces	America
	Beverages	Snacking	and Beverages	Foodservice	Total

Severance pay and benefits	$—	$14	$9	$22	$45
Asset impairment/accelerated depreciation	—	130	—	7	137

	$—	$144	$9	$29	$182

The company expects to incur additional pre-tax costs of approximately $48 by segment as follows: Baking and Snacking — $7, North America Foodservice — $40, and $1 to be allocated among all segments. The total pre-tax costs of $230 expected to be incurred by segment is as follows: Baking and Snacking — $151, International Soup, Sauces and Beverages — $7, North America Foodservice — $69, and $3 to be allocated among all segments.

8.	Acquisitions

In June 2008, the company acquired the Wolfgang Puck soup business from Country Gourmet Foods for approximately $10, of which approximately $1 will be paid in the next two years. The company also entered into a master licensing agreement with Wolfgang Puck Worldwide, Inc. for the use of the Wolfgang Puck brand on soup, stock, and broth products in North America retail locations. Wolfgang Puck is one of the leading organic soup brands in the United States. This business is included in the U.S. Soup, Sauces and Beverages segment. The pro forma impact on sales, net earnings or earnings per share for the prior periods would not have been material.

9.	Pension and Postretirement Benefits

Pension Benefits — Substantially all of the company’s U.S. and certain non-U.S. employees are covered by noncontributory defined benefit pension plans. In 1999, the company implemented significant amendments to certain U.S. plans. Under a new formula, retirement benefits are determined based on percentages of annual pay and age. To minimize the impact of converting to the new formula, service and earnings credit continues to accrue for active employees participating in the plans under the formula prior to the amendments through the year 2014. Employees will receive the benefit from either the new or old formula, whichever is higher. Benefits become vested upon the completion of three years of service. Benefits are paid from funds previously provided to trustees and insurance companies or are paid directly by the company from general funds. Plan assets consist primarily of investments in equities, fixed income securities, and real estate.

Postretirement Benefits — The company provides postretirement benefits including health care and life insurance to substantially all retired U.S. employees and their dependents. In 1999, changes were made to the postretirement benefits offered to certain U.S. employees. Participants who were not receiving postretirement benefits as of May 1, 1999 will no longer be eligible to receive such benefits in the future, but the company will provide access to health care coverage for non-eligible future retirees on a group basis. Costs will be paid by the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participants. To preserve the economic benefits for employees near retirement as of May 1, 1999, participants who were at least age 55 and had at least 10 years of continuous service remain eligible for postretirement benefits.

In 2005, the company established retiree medical account benefits for eligible U.S. retirees, intended to provide reimbursement for eligible health care expenses.

On July 29, 2007, the company adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize the funded status of defined postretirement benefit plans as an asset or liability on the balance sheet and requires any unrecognized prior service cost and actuarial gains/losses to be recognized in other comprehensive income. SFAS No. 158 does not affect the company’s consolidated results of operations or cash flows. As a result of the adoption in 2007, total assets were reduced by $294, shareowners’ equity was reduced by $230, and total liabilities were reduced by $64.

The company uses the fiscal year end as the measurement date for the benefit plans.

Components of net periodic benefit cost:

	Pension
	2008	2007	2006

Service cost	$48	$50	$57
Interest cost	120	111	113
Expected return on plan assets	(170)	(158)	(163)
Amortization of prior service cost	1	—	1
Recognized net actuarial loss	24	29	43
Curtailment gain	(1)	—	—
Special termination benefits	5	—	—

Net periodic pension expense	$27	$32	$51

The curtailment gain and special termination benefits include a curtailment gain of $3 and a special termination benefit of $3 for the fiscal year ended August 3, 2008 related to the sale of the Godiva Chocolatier business. These amounts are included in earnings from discontinued operations.

The curtailment gain and special termination benefits include a curtailment loss of $2 and a special termination benefit of $2 for the fiscal year ended August 3, 2008 related to the closure of the plant in Canada and are included in the restructuring charge. See also Note 7.

The estimated net actuarial loss and prior service cost that will be amortized from Accumulated other comprehensive loss into net periodic pension cost during 2009 are $21 and $1, respectively.

	Postretirement
	2008	2007	2006

Service cost	$4	$4	$4
Interest cost	21	22	21
Amortization of prior service cost	—	(2)	(3)
Recognized net actuarial loss	—	1	4
Curtailment loss	1	—	—
Special termination benefits	1	—	—

Net periodic postretirement expense	$27	$25	$26

The curtailment loss and special termination benefits relate to the sale of the Godiva Chocolatier business and are included in earnings from discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated prior service cost that will be amortized from Accumulated other comprehensive loss into net periodic postretirement expense during 2009 is $1.

Change in benefit obligation:

	Pension		Postretirement
	2008	2007	2008	2007

Obligation at beginning of year	$1,902	$2,119	$335	$365
Service cost	48	50	4	4
Interest cost	120	111	21	22
Plan amendments	—	3	—	—
Actuarial gain	(41)	(8)	(6)	(24)
Participant contributions	—	—	4	4
Benefits paid	(154)	(140)	(37)	(38)
Medicare subsidies	—	—	4	2
Divestiture	—	(250)	—	—
Curtailment	(11)	—	1	—
Special termination benefits	6	—	1	—
Foreign currency adjustment	12	17	—	—

Benefit obligation at end of year	$1,882	$1,902	$327	$335

Change in the fair value of pension plan assets:

	2008	2007

Fair value at beginning of year	$2,025	$2,003
Actual return on plan assets	(112)	295
Employer contributions	78	32
Benefits paid	(148)	(133)
Divestiture	—	(187)
Foreign currency adjustment	11	15

Fair value at end of year	$1,854	$2,025

Amounts recognized in the Consolidated Balance Sheets:

	Pension		Postretirement
	2008	2007	2008	2007

Other assets	$121	$246	$—	$—
Accrued liabilities	(7)	(6)	(28)	(28)
Other liabilities	(142)	(117)	(299)	(307)

Net amount recognized	$(28)	$123	$(327)	$(335)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$558	$345	$20	$25
Prior service cost	—	—	9	11

Total	$558	$345	$29	$36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information for pension plans with accumulated benefit obligations in excess of plan assets:

	2008	2007

Projected benefit obligation	$358	$109
Accumulated benefit obligation	$320	$98
Fair value of plan assets	$207	$—

The accumulated benefit obligation for all pension plans was $1,736 at August 3, 2008 and $1,767 at July 29, 2007.

Weighted-average assumptions used to determine benefit obligations at the end of the year:

	Pension		Postretirement
	2008	2007	2008	2007

Discount rate	6.87%	6.40%	7.00%	6.50%
Rate of compensation increase	3.97%	3.97%	4.00%	—

Weighted-average assumptions used to determine net periodic benefit cost for the years ended:

Pension	2008	2007	2006

Discount rate	6.40%	6.15%	5.44%
Expected return on plan assets	8.79%	8.81%	8.71%
Rate of compensation increase	3.97%	3.95%	3.93%

The expected rate of return on assets for the company’s global plans is a weighted average of the expected rates of return selected for the various countries where the company has funded pension plans. These rates of return are set annually and are based upon an estimate of future long-term investment returns for the projected asset allocation.

The discount rate used to determine net periodic postretirement expense was 6.50% in 2008, 6.25% in 2007 and 5.5% in 2006.

Assumed health care cost trend rates at the end of the year:

	2008	2007

Health care cost trend rate assumed for next year	9.00%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2013	2012

A one-percentage-point change in assumed health care costs would have the following effects on 2008 reported amounts:

	Increase	Decrease

Effect on service and interest cost	$1	$(1)
Effect on the 2008 accumulated benefit obligation	$16	$(15)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Assets

The company’s year-end pension plan weighted-average asset allocations by category were:

	Strategic
	Target	2008	2007

Equity securities	64%	62%	65%
Debt securities	21%	21%	21%
Real estate and other	15%	17%	14%

Total	100%	100%	100%

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

Estimated future benefit payments are as follows:

	Pension	Postretirement

2009	$133	$28
2010	$134	$28
2011	$135	$28
2012	$141	$29
2013	$146	$29
2014-2018	$807	$146

The benefit payments include payments from funded and unfunded plans.

Estimated future Medicare subsidy receipts are $3-$4 annually from 2009 through 2013, and $19 for the period 2014 through 2018.

The company made voluntary contributions of $70 to a U.S. pension plan during the fiscal year ended August 3, 2008. The company is not required to make additional contributions to the U.S. plans in fiscal 2009. Contributions to non-U.S. plans are expected to be approximately $9 in 2009.

Savings Plan — The company sponsors employee savings plans which cover substantially all U.S. employees. The company provides a matching contribution of 60% (50% at certain locations) of the employee contributions up to 5% of compensation after one year of continued service. Amounts charged to Costs and expenses were $18 in 2008, $17 in 2007 and $16 in 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Taxes on Earnings

The provision for income taxes on earnings from continuing operations consists of the following:

	2008	2007	2006

Income taxes:
Currently payable
Federal	$177	$162	$178
State	1	14	15
Non-U.S.	60	62	45

	238	238	238

Deferred
Federal	43	52	(5)
State	2	5	4
Non-U.S.	(15)	12	(10)

	30	69	(11)

	$268	$307	$227

Earnings from continuing operations before income taxes:

United States	$912	$876	$730
Non-U.S.	27	223	217

	$939	$1,099	$947

The following is a reconciliation of the effective income tax rate on continuing operations with the U.S. federal statutory income tax rate:

	2008	2007	2006

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal tax benefit)	1.5	1.4	1.4
Tax effect of international items	(4.6)	(2.0)	(4.5)
Settlement of tax contingencies	(1.4)	(5.7)	(7.2)
Taxes on AJCA repatriation	—	—	1.4
Federal manufacturing deduction	(1.5)	(0.4)	(1.1)
Divestiture of Australian snack foods(1)	(1.3)	—	—
Other	0.8	(0.4)	(1.0)

Effective income tax rate	28.5%	27.9%	24.0%

(1)	See Note 7 for information on the divestiture of certain Australian salty snack foods brands.

In the second quarter of 2008, the company recorded a tax benefit of $13 resulting from the resolution of a state tax contingency.

In the third quarter of 2007, the company recorded a tax benefit of $22 resulting from the settlement of bilateral advance pricing agreements (APA) among the company, the United States, and Canada related to royalties. In addition, the company reduced net interest expense by $4 ($3 after tax). The aggregate impact on Earnings from continuing operations was $25, or $.06 per share. In 2007, the company also recognized an additional tax benefit of $40 following the finalization of the 2002-2004 U.S. federal tax audits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

See also Note 1 for additional information on the tax impact of the repatriation of earnings under the AJCA.

Deferred tax liabilities and assets are comprised of the following:

	2008	2007

Depreciation	$182	$178
Pension benefits	—	59
Amortization	397	346
Other	17	21

Deferred tax liabilities	596	604

Benefits and compensation	268	256
Pension benefits	3	—
Tax loss carryforwards	46	36
Capital loss carryforward	104	29
Other	51	70

Gross deferred tax assets	472	391
Deferred tax asset valuation allowance	(115)	(36)

Net deferred tax assets	357	355

Net deferred tax liability	$239	$249

At August 3, 2008, non-U.S. subsidiaries of the company have tax loss carryforwards of approximately $168. Of these carryforwards, $41 expire between 2009 and 2018 and $127 may be carried forward indefinitely. The current statutory tax rates in these countries range from 20% to 31%. At August 3, 2008, valuation allowances have been established to offset $51 of these tax loss carryforwards. Additionally, at August 3, 2008, non-U.S. subsidiaries of the company have capital loss carryforwards of approximately $346, which are fully offset by valuation allowances. The company also has approximately $2 of foreign tax credit carryforwards, which expire in 2018.

The company has undistributed earnings of non-U.S. subsidiaries of approximately $315. U.S. income taxes have not been provided on undistributed earnings, which are deemed to be permanently reinvested. It is not practical to estimate the tax liability that might be incurred if such earnings were remitted to the U.S.

The company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” as of July 30, 2007 (the beginning of fiscal 2008). The company identified approximately $58 of unrecognized tax benefits as of July 30, 2007, of which $42 would impact the effective rate if

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized. In addition, the company had accrued interest and penalties of approximately $9 (net of a tax benefit of $2). Upon adoption, the company recognized a cumulative-effect adjustment of $6 as an increase in the liability for unrecognized tax benefits, including interest and penalties, and a corresponding reduction in retained earnings. A reconciliation of the activity related to unrecognized tax benefits follows:

Balance at July 30, 2007	$58
Increases related to prior year tax positions	5
Decreases related to prior year tax positions	(16)
Increases related to current year tax positions	12
Settlements	(4)
Lapse of statute	(1)

Balance at August 3, 2008	$54

Total unrecognized tax benefits were $61 at August 3, 2008, including $7 of interest and penalties.

The balance of unrecognized tax benefits as of August 3, 2008 was $54, of which $37 would impact the effective tax rate if recognized in future periods. The total amount of unrecognized tax benefits can change due to audit settlements, tax examination activities, statute expirations and the recognition and measurement criteria under FIN 48. The company is unable to estimate what this change could be within the next twelve months, but does not believe it would be material to the financial statements.

Approximately $2 of the unrecognized tax benefit liabilities, including interest and penalties, are expected to be settled within the next twelve months and are classified in accrued income taxes on the Consolidated Balance Sheet. The remaining $59 of unrecognized tax benefit liabilities are reported as other non-current liabilities on the Consolidated Balance Sheet.

The company’s accounting policy with respect to interest and penalties attributable to income taxes is to reflect any expense or benefit as a component of its income tax provision. The total amount of interest and penalties recognized in the current year Statement of Earnings was a benefit of $4. The total amount of interest and penalties recognized in the Consolidated Balance Sheet as of August 3, 2008 was $7 (net of a tax benefit of $2).

The company does business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Belgium, France and Germany. The tax years 2005 and 2006 are currently under audit by the IRS. In addition, several state income tax examinations are in progress for fiscal years 2000 to 2007.

In Australia, the company has been subject to a limited scope audit by the Australian tax office for fiscal years through 2002. The statue of limitation is open for fiscal years 2003 forward. With limited exceptions, the company is no longer subject to income tax audits in Canada for fiscal years before 2004. The company is no longer subject to income tax audits for fiscal years 2005 and prior for Belgium and France, and for fiscal years 2007 and prior for Germany.

11.	Notes Payable and Long-term Debt

Notes payable consists of the following:

	2008	2007

Commercial paper	$661	$546
Current portion of long-term debt	300	—
Variable-rate bank borrowings	18	44
Fixed-rate borrowings	3	5

	$982	$595

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of August 3, 2008, the weighted-average interest rate of commercial paper, which consisted of U.S. borrowings, was 2.25%. As of July 29, 2007, the weighted-average interest rate of commercial paper, which primarily consisted of Australian borrowings, was 6.25%.

The company has a committed revolving credit facility of $1,500 that supports commercial paper borrowings and remains unused at August 3, 2008, except for $33 of standby letters of credit.

Long-term Debt consists of the following:

Type	Fiscal Year of Maturity	Rate	2008	2007

Notes	2009	5.88%	$—	$300
Notes	2011	6.75%	700	700
Notes	2013	5.00%	400	400
Notes	2014	4.88%	300	300
Debentures	2021	8.88%	200	200
Australian dollar loan facility	2011	6.81%	—	166
Other			33	8

			$1,633	$2,074

The fair value of the company’s long-term debt including the current portion of long-term debt in Notes payable was $2,051 at August 3, 2008 and $2,152 at July 29, 2007.

The company has $300 of long-term debt available to issue as of August 3, 2008 under a shelf registration statement filed with the Securities and Exchange Commission.

Principal amounts of debt mature as follows: 2009-$982 (in current liabilities); 2010-$4; 2011-$701; 2012-$1; 2013-$400 and beyond-$527.

12.	Financial Instruments

The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term debt approximate fair value. The fair values of long-term debt, as indicated in Note 11, and derivative financial instruments are based on quoted market prices or pricing models using current market rates.

The company accounts for derivatives under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138 and SFAS No. 149. The standard requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Changes in the fair value of a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows. Changes in the fair value of a foreign-currency hedge are recorded in either current-period earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge (e.g., a hedge of a firm commitment that is to be settled in foreign currency) or a cash-flow hedge (e.g., a hedge of a foreign-currency-denominated forecasted transaction). If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the cumulative translation adjustments account within Shareowners’ equity.

The company finances a portion of its operations through debt instruments primarily consisting of commercial paper, notes, debentures and bank loans. The company utilizes interest rate swap agreements to minimize worldwide financing costs and to achieve a targeted ratio of variable-rate versus fixed-rate debt.

In June 2008, the company entered into two forward starting interest rate swap contracts with a combined notional value of $200 to hedge an anticipated debt offering in fiscal 2009.

In June 2008, the company terminated an interest rate swap contract with a notional value of $33 that converted variable Australian debt to fixed. The amount received was not material.

In July 2006, the company entered into three interest rate swaps that converted $154 of the $207 Australian variable-rate debt to a weighted-average fixed rate of 6.73%, all of which have been settled as of August 3, 2008.

Fixed-to-variable interest rate swaps are accounted for as fair-value hedges. Gains and losses on these instruments are recorded in earnings as adjustments to interest expense, offsetting gains and losses on the hedged item. The notional amount of fair-value interest rate swaps was $675 at August 3, 2008 and at July 29, 2007. The swaps had a fair value of a gain of $14 at August 3, 2008 and a loss of $19 at July 29, 2007.

Variable-to-fixed interest rate swaps are accounted for as cash-flow hedges. Consequently, the effective portion of unrealized gains (losses) is deferred as a component of Accumulated other comprehensive income (loss) and is recognized in earnings at the time the hedged item affects earnings. The amounts paid or received on the hedge are recognized as adjustments to interest expense. There were no variable-to-fixed interest rate swaps outstanding as of August 3, 2008. The fair value of the swaps was not material as of July 29, 2007. The notional amount was $85 at July 29, 2007.

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

Qualifying foreign exchange forward and cross-currency swap contracts are accounted for as cash-flow hedges when the hedged item is a forecasted transaction, or when future cash flows related to a recognized asset or liability are expected to be received or paid. The effective portion of the changes in fair value on these instruments is recorded in Accumulated other comprehensive income (loss) and is reclassified into the Statements of Earnings on the same line item and in the same period or periods in which the hedged transaction affects earnings. The assessment of effectiveness for contracts is based on changes in the spot rates. The fair value of these instruments was a loss of $68 and $56 at August 3, 2008 and July 29, 2007, respectively. The notional amount was $307 and $437 as of August 3, 2008 and July 29, 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Qualifying foreign exchange forward contracts are accounted for as fair-value hedges when the hedged item is a recognized asset, liability or firm commitment. These contracts were not material at July 29, 2007. There were no such contracts outstanding as of August 3, 2008.

The company also enters into certain foreign exchange forward contracts and variable-to-variable cross-currency swap contracts that are not designated as accounting hedges. These instruments are primarily intended to reduce volatility of certain intercompany financing transactions. Gains and losses on derivatives not designated as accounting hedges are typically recorded in Other expenses/(income), as an offset to gains (losses) on the underlying transactions. Cross-currency contracts mature in 2009 through 2014. The fair value of these instruments was a loss of $48 and $10 at August 3, 2008 and July 29, 2007, respectively. The notional amount of all instruments was $582 and $331 at August 3, 2008 and July 29, 2007, respectively.

Foreign exchange forward contracts typically have maturities of less than eighteen months. Principal currencies include the Australian dollar, British pound, Canadian dollar, euro, Japanese yen, New Zealand dollar and Swedish krona.

As of August 3, 2008, the accumulated derivative net gain in other comprehensive income for cash-flow hedges, including the foreign exchange forward and cross-currency contracts, forward-starting swap contracts and treasury lock agreements and commodity futures, was $5, net of tax. As of July 29, 2007, the accumulated derivative net loss in other comprehensive income was $6, net of tax. At August 3, 2008, the maximum maturity date of any cash-flow hedge was approximately 5 years. The amount expected to be reclassified into the Statements of Earnings in 2009 is a gain of approximately $5.

The company principally uses a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. The company also enters into commodity futures contracts, as considered appropriate, to reduce the volatility of price fluctuations for commodities such as soybean oil, wheat, soybean meal, corn, cocoa and natural gas. As of August 3, 2008, the notional value and the fair value loss related to commodity hedging activity were $146 and $3, respectively.

The company is exposed to equity price changes related to certain deferred compensation obligations. Swap contracts are utilized to hedge exposures relating to certain deferred compensation obligations linked to the total return of the Standard & Poor’s 500 Index, the total return of the company’s capital stock and the total return of the Puritan Fund. The company pays a variable interest rate and receives the equity returns under these instruments. The notional value of the equity swap contracts, which mature in 2009, was $56 at August 3, 2008. These instruments are not designated as accounting hedges. Gains and losses are recorded in the Statements of Earnings as an offset to gains and losses on the underlying transactions. The net asset recorded under these contracts at August 3, 2008 was $1.

13.	Shareowners’ Equity

The company has authorized 560 million shares of Capital stock with $.0375 par value and 40 million shares of Preferred stock, issuable in one or more classes, with or without par as may be authorized by the Board of Directors. No Preferred stock has been issued.

Share Repurchase Programs

In November 2005, the company’s Board of Directors authorized the purchase of up to $600 of company stock through fiscal 2008. This program was completed during the third quarter of 2008. In August 2006, the company’s Board of Directors authorized using up to $620 of the net proceeds from the sale of the United Kingdom and Ireland businesses to purchase company stock. This program was completed at the end of fiscal 2007. In March 2008, the company’s Board of Directors authorized using approximately $600 of the net proceeds from the sale of the Godiva Chocolatier business to purchase company stock. This program was completed during the fourth quarter of 2008. In June 2008, the company’s Board of Directors authorized the purchase of up to $1,200 of company stock through fiscal 2011. This program will begin in fiscal 2009. In addition to these publicly announced programs, the company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repurchases shares to offset the impact of dilution from shares issued under the company’s stock compensation plans.

In 2008, the company repurchased 26 million shares at a cost of $903. Of the 2008 repurchases, approximately 23 million shares at a cost of $800 were made pursuant to the company’s publicly announced share repurchase programs.

In 2007, the company repurchased 30 million shares at a cost of $1,140. Of the 2007 repurchases, approximately 21 million shares at a cost of $820 were made pursuant to the company’s then publicly announced share repurchase programs, with a portion executed under two accelerated share repurchase agreements (Agreements) with Lehman Brothers Financial S.A. (Lehman), an affiliate of Lehman Brothers Inc., covering approximately $600 of common stock. The Agreements were entered into on September 28, 2006.

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

Pursuant to the 2003 Long-Term Incentive Plan, in July 2005 the company adopted a long-term incentive compensation program which provides for grants of total shareowner return (TSR) performance restricted stock, EPS performance restricted stock, and time-lapse restricted stock. Initial grants made in accordance with this program were approved in September 2005. Under the program, awards of TSR performance restricted stock will be earned by comparing the company’s total shareowner return during a three-year period to the respective total shareowner returns of companies in a performance peer group. Based upon the company’s ranking in the performance peer group, a recipient of TSR performance restricted stock may earn a total award ranging from 0% to 200% of the initial grant. Awards of EPS performance restricted stock will be earned based upon the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

company’s achievement of annual earnings per share goals. During the three-year vesting period, a recipient of EPS performance restricted stock may earn a total award ranging from 0% to 100% of the initial grant. Awards of time-lapse restricted stock will vest ratably over the three-year period. Annual stock option grants are not part of the long-term incentive compensation program for 2006, 2007 and 2008. However, stock options may still be granted on a selective basis under the 2003 and 2005 Long-Term Incentive Plans.

Information about stock options and related activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	2008	Price	Life	Value
	(Options in thousands)

Beginning of year	22,889	$27.61
Granted	—	$—
Exercised	(1,807)	$25.76
Terminated	(377)	$43.85

End of year	20,705	$27.42	4.2	$179

Exercisable at end of year	20,628	$27.42	4.2	$178

The total intrinsic value of options exercised during 2008, 2007 and 2006 was $17, $76 and $35, respectively. As of August 3, 2008, total remaining unearned compensation related to unvested stock options was not material. There were no options granted during 2008 and 2007. Options granted in 2006 were not material. The weighted-average fair value of options granted in 2006 was estimated as $6.85. The fair value of each option grant at grant date is estimated using the Black-Scholes option pricing model. The following weighted-average assumptions were used for grants in 2006:

2006

Risk-free interest rate	4.3%
Expected life (in years)	6
Expected volatility	23%
Expected dividend yield	2.4%

The following table summarizes time-lapse restricted stock and EPS performance restricted stock activity:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
	(Restricted stock in thousands)

Nonvested at July 29, 2007	3,108	$31.18
Granted	1,451	$36.57
Vested	(1,959)	$31.01
Forfeited	(269)	$34.44

Nonvested at August 3, 2008	2,331	$34.30

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of August 3, 2008, total remaining unearned compensation related to nonvested time-lapse restricted stock and EPS performance restricted stock was $38, which will be amortized over the weighted-average remaining service period of 1.7 years. The fair value of restricted stock vested during 2008, 2007 and 2006 was $70, $53 and $16, respectively. The weighted-average grant-date fair value of restricted stock granted during 2007 and 2006 was $36.14 and $29.48, respectively.

The following table summarizes TSR performance restricted stock activity:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
	(Restricted stock in thousands)

Nonvested at July 29, 2007	2,735	$27.58
Granted	1,431	$34.64
Vested	(229)	$28.73
Forfeited	(388)	$30.03

Nonvested at August 3, 2008	3,549	$30.09

The fair value of TSR performance restricted stock is estimated at the grant date using a Monte Carlo simulation. Expense is recognized on a straight-line basis over the service period. As of August 3, 2008, total remaining unearned compensation related to TSR performance restricted stock was $43 which will be amortized over the weighted-average remaining service period of 1.8 years. The grant-date fair value of TSR performance restricted stock granted during 2007 and 2006 was $26.31 and $28.73, respectively.

Employees can elect to defer all types of restricted stock awards. These awards are classified as liabilities because of the possibility that they may be settled in cash. The fair value is adjusted quarterly. The total cash paid to settle the liabilities in 2008, 2007 and 2006 was not material. The liability for deferred awards was $19 at August 3, 2008.

The excess tax benefits on the exercise of stock options and vested restricted stock presented as cash flows from financing activities in 2008, 2007 and 2006 were $8, $25 and $11, respectively. Cash received from the exercise of stock options was $47, $165 and $236 for 2008, 2007 and 2006, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

For the periods presented in the Consolidated Statements of Earnings, the calculations of basic earnings per share and earnings per share assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and restricted stock programs, except when such effect would be antidilutive. The dilutive impact of the accelerated share repurchase agreements described under “Share Repurchase Programs” was not material. Stock options to purchase approximately 1 million shares of capital stock for 2008 and for 2007 and 3 million shares of capital stock for 2006 were not included in the calculation for diluted earnings per share because the exercise price of the stock options exceeded the average market price of the capital stock, and therefore, would be antidilutive.

14.	Commitments and Contingencies

In February 2002, VFB L.L.C., an entity representing the interests of the unsecured creditors of Vlasic Foods International Inc., a company spun off by Campbell in March 1998, commenced a lawsuit against the company and several of its subsidiaries in the United States District Court for the District of Delaware alleging, among other things, fraudulent conveyance, illegal dividends and breaches of fiduciary duty by Vlasic directors alleged to be under the company’s control. In September 2005, the District Court ruled in favor of Campbell, finding that Vlasic Foods was solvent at the time of the spin off transaction, and that Campbell is not liable to the plaintiff for the claims of Vlasic’s unsecured creditors or for any other claims or damages. The judgment of the District Court was affirmed by the United States Court of Appeals for the Third Circuit in March of 2007. The case is closed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company is a party to legal proceedings and claims arising out of the normal course of business.

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

The company has certain operating lease commitments, primarily related to warehouse and office facilities, retail store space and certain equipment. Rent expense under operating lease commitments was $80 in 2008 and $82 in 2007 and in 2006. These amounts included $33, $42 and $41 in 2008, 2007 and 2006, respectively, related to discontinued operations. Future minimum annual rental payments under these operating leases are as follows:

2009	2010	2011	2012	2013	Thereafter

$40	$35	$30	$25	$23	$51

The company guarantees approximately 1,800 bank loans made to Pepperidge Farm independent sales distributors by third party financial institutions for the purchase of distribution routes. The maximum potential amount of future payments the company could be required to make under the guarantees is $151. The company’s guarantees are indirectly secured by the distribution routes. The company does not believe it is probable that it will be required to make guarantee payments as a result of defaults on the bank loans guaranteed. The amounts recognized as of August 3, 2008 and July 29, 2007 were not material.

In connection with the sale of certain Australian salty snack food brands and assets, the company agreed to provide a loan facility to the buyer of AUD $10, or approximately USD $9. The facility can be drawn down in AUD $5 increments, six and nine months after the closing date, which was May 12, 2008. Any borrowings under the facility are to be repaid five years after the closing date.

The company has provided certain standard indemnifications in connection with divestitures, contracts and other transactions. Certain indemnifications have finite expiration dates. Liabilities recognized based on known exposures related to such matters were not material at August 3, 2008.

15.	Supplemental Financial Statement Data

Balance Sheets

	2008	2007

Accounts receivable
Customer accounts receivable	$526	$564
Allowances	(28)	(33)

Subtotal	498	531
Other	72	50

	$570	$581

Inventories
Raw materials, containers, and supplies	$338	$289
Finished products	491	486

	$829	$775

Other current assets
Deferred taxes	$96	$97
Other	76	54

	$172	$151

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2008	2007

Plant assets
Land	$63	$66
Buildings	1,103	1,152
Machinery and equipment	3,415	3,400
Projects in progress	185	191

Total cost	4,766	4,809
Accumulated depreciation(1)	(2,827)	(2,767)

	$1,939	$2,042

Other assets
Pension	$121	$246
Investments	8	17
Deferred taxes	20	8
Other	62	67

	$211	$338

Accrued liabilities
Accrued compensation and benefits	$223	$262
Fair value of derivatives	42	13
Accrued trade and consumer promotion programs	131	116
Accrued interest	41	52
Restructuring	37	—
Other	181	179

	$655	$622

Other liabilities
Deferred taxes	$354	$354
Pension benefits	142	117
Deferred compensation(2)	150	150
Postretirement benefits	299	307
Fair value of derivatives	80	77
Unrecognized tax benefits	59	—
Other	35	41

	$1,119	$1,046

(1)	Depreciation expense was $288 in 2008, $283 in 2007 and $286 in 2006. Depreciation expense of continuing operations was $271 in 2008, $263 in 2007 and $254 in 2006. Buildings are depreciated over periods ranging from 10 to 45 years. Machinery and equipment are depreciated over periods generally ranging from 2 to 15 years.

(2)	The deferred compensation obligation represents unfunded plans maintained for the purpose of providing the company’s directors and certain of its executives the opportunity to defer a portion of their compensation. All forms of compensation contributed to the deferred compensation plans are accounted for in accordance with the underlying program. Contributions are credited to an investment account in the participant’s name, although no funds are actually contributed to the investment account and no investment choices are actually purchased. Six

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment choices are available, including: (1) a book account that tracks the total return on company stock; (2) a book account that tracks performance of Fidelity’s Spartan U.S. Equity Index Fund; (3) a book account that tracks the performance of Fidelity’s Puritan Fund; (4) a book account that tracks the performance of Fidelity’s Spartan International Index Fund; (5) a book account that tracks the performance of Fidelity’s Spartan Extended Market Index Fund; and (6) a book account that credits interest based on the Wall Street Journal indexed prime rate. Participants can reallocate investments daily and are entitled to the gains and losses on investment funds. The company recognizes an amount in the Statements of Earnings for the market appreciation/depreciation of each fund.

Statements of Earnings

	2008	2007	2006

Other Expenses/(Income)
Foreign exchange gains/losses	$1	$1	$—
Amortization/impairment of intangible and other assets	6	—	2
Gain on sale of facility	—	(23)	—
Gain on sale of business	—	(3)	—
Gain from settlement in lieu of condemnation	—	(10)	—
Other	6	5	7

	$13	$(30)	$9

Interest expense(1)
Interest expense	$171	$171	$170
Less: Interest capitalized	4	8	5

	$167	$163	$165

(1)	In 2007, a non-cash reduction of $4 was recognized in connection with the favorable settlement of the APA.
In 2006, a non-cash reduction of $21 was recognized in connection with the favorable settlement of a U.S. tax contingency. See also Note 10.

Statements of Cash Flows

Cash Flows From Operating Activities	2008	2007	2006

Other non-cash charges to net earnings
Non-cash compensation/benefit related expense	$59	$70	$87
Gain from settlement in lieu of condemnation	—	(10)	—
Other	—	1	(5)

	$59	$61	$82

Other
Benefit related payments	$(54)	$(53)	$(44)
Other	7	(8)	—

	$(47)	$(61)	$(44)

Other Cash Flow Information
Interest paid	$180	$203	$173
Interest received	$7	$16	$15
Income taxes paid	$521	$365	$303

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Quarterly Data (unaudited)

	2008
	First	Second	Third	Fourth

Net sales	$2,185	$2,218	$1,880	$1,715
Gross profit	892	889	726	664
Earnings from continuing operations(1)	268	260	54	89
Earnings from discontinued operations(2)	2	14	478	—
Net earnings	270	274	532	89
Per share — basic
Earnings from continuing operations	0.71	0.69	0.14	0.25
Earnings from discontinued operations	0.01	0.04	1.28	—
Net earnings	0.71	0.73	1.43	0.25
Dividends	0.22	0.22	0.22	0.22
Per share — assuming dilution
Earnings from continuing operations(1)	0.69	0.67	0.14	0.24
Earnings from discontinued operations(2)	0.01	0.04	1.25	—
Net earnings	0.70	0.71	1.40	0.24
Market price
High	$38.59	$37.79	$35.55	$37.24
Low	$34.70	$30.19	$30.83	$32.14

	2007
	First	Second	Third	Fourth

Net sales	$2,051	$2,064	$1,750	$1,520
Gross profit	858	851	698	594
Earnings from continuing operations(3)	267	257	210	58
Earnings from discontinued operations(4)	24	28	7	3
Net earnings	291	285	217	61
Per share — basic
Earnings from continuing operations	0.68	0.67	0.55	0.15
Earnings from discontinued operations	0.06	0.07	0.02	0.01
Net earnings	0.74	0.74	0.57	0.16
Dividends	0.20	0.20	0.20	0.20
Per share — assuming dilution
Earnings from continuing operations(3)	0.66	0.65	0.53	0.15
Earnings from discontinued operations(4)	0.06	0.07	0.02	0.01
Net earnings	0.72	0.72	0.55	0.16
Market price
High	$38.49	$39.98	$42.65	$40.87
Low	$35.55	$36.37	$38.00	$37.46

The sum of the individual per share amounts does not equal due to rounding.

(1)	Includes a non-cash tax benefit of $13 (0.03 per diluted share) in the second quarter from the favorable resolution of a state tax contingency in the United States, a $100 ($0.26 per diluted share) restructuring charge

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the third quarter and a $7 ($.02 per diluted share) restructuring charge and related costs in the fourth quarter associated with initiatives to improve operational efficiency and long-term profitability. See also Note 7.

(2)	In the third quarter of 2008, results of discontinued operations included a $467 ($1.23 per diluted share) gain from the sale of the Godiva Chocolatier business. In the second quarter of 2008, results of discontinued operations included $5 ($.01 per diluted share) of costs associated with the sale of the Godiva Chocolatier business. The total gain on the sale was $462 ($1.21 per diluted share).

(3)	Includes a $14 ($.04 per diluted share) gain from the sale of an idle manufacturing facility in the second quarter and a $25 ($.06 per diluted share) benefit from a tax settlement from the APA (see also Note 10). The third quarter included a $13 ($.03 per diluted share) benefit from the reversal of legal reserves due to favorable results in litigation.

(4)	In the first quarter of 2007, results of discontinued operations included a $23 ($.06 per diluted share) gain from the sale of businesses in the United Kingdom and Ireland. In the fourth quarter of 2007, results of discontinued operations included a $1 gain from the sale of businesses in the United Kingdom and Ireland and a $7 ($.02 per diluted share) tax benefit from the resolution of audits in the United Kingdom. The total gain on the sale was $24 ($.06 per diluted share).

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of August 3, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment using those criteria, management concluded that the company’s internal control over financial reporting was effective as of August 3, 2008.

The effectiveness of the company’s internal control over financial reporting as of August 3, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

/s/  Douglas R. Conant
Douglas R. Conant
President and Chief Executive Officer

/s/  Anthony P. DiSilvestro
Anthony P. DiSilvestro
Vice President — Controller
(Principal Financial Officer and Principal
Accounting Officer)

September 30, 2008

Report of Independent Registered Public Accounting Firm

To the Shareowners and Directors of Campbell Soup Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of shareowners’ equity and of cash flows present fairly, in all material respects, the financial position of Campbell Soup Company and its subsidiaries at August 3, 2008 and July 29, 2007, and the results of their operations and their cash flows for each of the three fiscal years in the period ended August 3, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 3, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe our audits provide a reasonable basis for our opinions.

As discussed in Note 1 and Note 9, the company changed the manner in which it accounts for uncertainty in income taxes in 2008, and the manner in which it accounts for defined benefit pension and other postretirement plans in 2007.

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

/s/  PricewatershouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

September 30, 2008

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and Vice President — Controller (Principal Financial Officer and Principal Accounting Officer), has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 3, 2008 (the “Evaluation Date”). Based on such evaluation, the President and Chief Executive Officer and the Vice President — Controller (Principal Financial Officer and Principal Accounting Officer) have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective.

The annual report of management on the company’s internal control over financial reporting is provided under “Financial Statements and Supplementary Data” on pages 69-70. The attestation report of PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm, regarding the company’s internal control over financial reporting is provided under “Financial Statements and Supplementary Data” on page 71.

During the quarter ended August 3, 2008, as part of the previously announced North American SAP enterprise-resource planning system implementation, the company implemented SAP software at its Napoleon, Ohio, facility and at its Pepperidge Farm facility in Denver, Pennsylvania. In conjunction with these SAP implementations, the company modified the design, operation and documentation of its internal control over financial reporting. Specifically, the company modified controls in the business processes impacted by the new system, such as user access security, system reporting and authorization and reconciliation procedures. There were no other changes in the company’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, such internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The sections entitled “Election of Directors,” “Security Ownership of Directors and Executive Officers” and “Directors and Executive Officers Stock Ownership Reports” in the company’s Proxy Statement for the Annual Meeting of Shareowners to be held on November 20, 2008 (the “2008 Proxy”) are incorporated herein by reference. The information presented in the section entitled “Corporate Governance — Board Committees” in the 2008 Proxy relating to the members of the company’s Audit Committee and the Audit Committee’s financial expert is incorporated herein by reference.

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

•	writing to Investor Relations, Campbell Soup Company, 1 Campbell Place, Camden, NJ 08103-1799;

•	calling 1-888-SIP-SOUP (1-888-747-7687); or

•	leaving a message on the “Contact Campbell — Investor Relations” section of the company’s home page at www.campbellsoupcompany.com.

Item 11.	Executive Compensation

The information presented in the sections entitled “Compensation Discussion and Analysis,” “Summary Compensation Table — Fiscal 2008,” “Grants of Plan-Based Awards in Fiscal 2008,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested in Fiscal 2008,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Director Compensation,” “Corporate Governance — Compensation and Organization Committee Interlocks and Insider Participation” and “Compensation and Organization Committee Report” in the 2008 Proxy is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareowner Matters

The information presented in the sections entitled “Securities Authorized for Issuance Under Equity Compensation Plans,” “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2008 Proxy is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information presented in the section entitled “Transactions with Related Persons,” “Corporate Governance — Director Independence” and “Corporate Governance — Board Committees” in the 2008 Proxy is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information presented in the section entitled “Independent Registered Public Accounting Firm Fees and Services” in the 2008 Proxy is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.	Financial Statements

•	Consolidated Statements of Earnings for 2008, 2007 and 2006

•	Consolidated Balance Sheets as of August 3, 2008 and July 29, 2007

•	Consolidated Statements of Cash Flows for 2008, 2007 and 2006

•	Consolidated Statements of Shareowners’ Equity for 2008, 2007 and 2006

•	Notes to Consolidated Financial Statements

•	Management’s Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules

None.

3.	Exhibits

2	(a)	Stock Purchase Agreement, dated as of December 20, 2007, between Yildiz Holdings A.S. and Campbell Investment Company was filed with the Securities and Exchange Commission (“SEC”) on a Form 8-K (SEC file number 1-3822) on December 26, 2007, and is incorporated herein by reference. The registrant agrees to file a copy of any omitted attachment to Exhibit 2.1 upon the request of the Securities and Exchange Commission.
3	(i)	Campbell’s Restated Certificate of Incorporation as amended through February 24, 1997 was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 28, 2002, and is incorporated herein by reference.
3	(ii)	Campbell’s By-Laws, as amended through March 27, 2008, were filed with the SEC on a Form 8-K (SEC file number 1-3822) on March 28, 2008, and are incorporated herein by reference.
4	(a)	With respect to Campbell’s 6.75% notes due 2011, the form of Indenture between Campbell and Bankers Trust Company, as Trustee, and the associated form of security were filed with the SEC with Campbell’s Registration Statement No. 333-11497, and are incorporated herein by reference.
4	(b)	Except as described in 4(a) above, there is no instrument with respect to long-term debt of the company that involves indebtedness or securities authorized thereunder exceeding 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. The company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the company upon request of the SEC.
9		Major Stockholders’ Voting Trust Agreement dated June 2, 1990, as amended, was filed with the SEC by (i) Campbell as Exhibit 99.C to Campbell’s Schedule 13E-4 (SEC file number 5-7735) filed on September 12, 1996, and (ii) with respect to certain subsequent amendments, the Trustees of the Major Stockholders’ Voting Trust as Exhibit 99.G to Amendment No. 7 to their Schedule 13D (SEC file number 5-7735) dated March 3, 2000, and as Exhibit 99.M to Amendment No. 8 to their Schedule 13D (SEC file number 5-7735) dated January 26, 2001, and as Exhibit 99.P to Amendment No. 9 to their Schedule 13D (SEC file number 5-7735) dated September 30, 2002, and is incorporated herein by reference.
10	(a)	Campbell Soup Company 1994 Long-Term Incentive Plan, as amended on November 17, 2000, was filed with the SEC with Campbell’s 2000 Proxy Statement (SEC file number 1-3822), and is incorporated herein by reference.
10	(b)	Campbell Soup Company 2003 Long-Term Incentive Plan, as amended and restated on September 25, 2008.
10	(c)	Campbell Soup Company 2005 Long-Term Incentive Plan was filed with the SEC with Campbell’s 2005 Proxy Statement (SEC file number 1-3822), and is incorporated herein by reference.
10	(d)	Campbell Soup Company Annual Incentive Plan, as amended on November 18, 2004, was filed with the SEC with Campbell’s 2004 Proxy Statement (SEC file number 1-3822), and is incorporated herein by reference.
10	(e)	Campbell Soup Company Mid-Career Hire Pension Program, amended effective as of January 25, 2001, was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 29, 2001, and is incorporated herein by reference.
10	(f)	Deferred Compensation Plan, effective November 18, 1999, was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 30, 2000, and is incorporated herein by reference.
10	(g)	Severance Protection Agreement dated January 8, 2001, with Douglas R. Conant, President and Chief Executive Officer, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 28, 2001, and is incorporated herein by reference. Agreements with the other executive officers listed under the heading “Executive Officers of the Company” are in all material respects the same as Mr. Conant’s agreement.
10	(h)	Campbell Soup Company Severance Pay Plan for Salaried Employees, as amended and restated effective January 1, 2006, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 29, 2006, and is incorporated herein by reference.

10	(i)	Campbell Soup Company Supplemental Severance Pay Plan for Exempt Salaried Employees, as amended and restated effective January 1, 2006, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 29, 2006, and is incorporated herein by reference.
10	(j)	A special long-term incentive grant of 54,667 performance-restricted shares made to the Senior Vice President and Chief Information Officer, in lieu of grants under the company’s regular long-term incentive program, was described in a Form 8-K (SEC file number 1-3822) filed on November 22, 2005, and such description is incorporated herein by reference.
10	(k)	Severance Agreement and General Release, dated October 29, 2007, by and between Mark A. Sarvary and Campbell Soup Company was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended October 28, 2007, and is incorporated herein by reference.
10	(l)	2005 Long-Term Incentive Plan Performance-Restricted Stock Grant Agreement, dated April 22, 2008, between the Company and Robert A. Schiffner was filed with the SEC with a Campbell Form 8-K filed on April 22, 2008 announcing the retirement of Robert A. Schiffner, and is incorporated herein by reference.
21		Subsidiaries (Direct and Indirect) of the company.
23		Consent of Independent Registered Public Accounting Firm.
24		Power of Attorney.
31	(a)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).
31	(b)	Certification of Anthony P. DiSilvestro pursuant to Rule 13a-14(a).
32	(a)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.
32	(b)	Certification of Anthony P. DiSilvestro pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Campbell has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMPBELL SOUP COMPANY

By:	/s/ Anthony P. DiSilvestro
Anthony P. DiSilvestro
Vice President — Controller
(Principal Financial Officer and
Principal Accounting Officer)

Date: October 1, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Campbell and in the capacity and on the date indicated.

/s/  Anthony P. DiSilvestro
Anthony P. DiSilvestro
Vice President — Controller
(Principal Financial Officer and
Principal Accounting Officer)

Date: October 1, 2008

Harvey Golub	Chairman and Director	}
Douglas R. Conant	President, Chief Executive	}
	Officer and Director	}
Edmund M. Carpenter	Director	}
Paul R. Charron	Director	}
Bennett Dorrance	Director	}	By: /s/ Ellen Oran Kaden
Randall W. Larrimore	Director	}	Ellen Oran Kaden
Philip E. Lippincott	Director	}	Senior Vice President —
Mary Alice D. Malone	Director	}	Law and Government
Sara Mathew	Director	}	Affairs
David C. Patterson	Director	}
Charles R. Perrin	Director	}
A. Barry Rand	Director	}
George Strawbridge, Jr.	Director	}
Les C. Vinney	Director	}
Charlotte C. Weber	Director	}

INDEX OF EXHIBITS
Document

2 (a)	Stock Purchase Agreement, dated as of December 20, 2007, between Yildiz Holdings A.S. and Campbell Investment Company was filed with the SEC on a Form 8-K (SEC file number 1-3822) on December 26, 2007, and is incorporated herein by reference. The registrant agrees to file a copy of any omitted attachment to Exhibit 2.1 upon the request of the Securities and Exchange Commission.

3 (i)	Campbell’s Restated Certificate of Incorporation as amended through February 24, 1997 was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 28, 2002, and is incorporated herein by reference.

3 (ii)	Campbell’s By-Laws, as amended through March 27, 2008, were filed with the SEC on a Form 8-K (SEC file number 1-3822) on March 28, 2008, and are incorporated herein by reference.

4 (a)	With respect to Campbell’s 6.75% notes due 2011, the form of Indenture between Campbell and Bankers Trust Company, as Trustee, and the associated form of security were filed with the SEC with Campbell’s Registration Statement No. 333-11497, and are incorporated herein by reference.

4 (b)	Except as described in 4(a) above, there is no instrument with respect to long-term debt of the company that involves indebtedness or securities authorized thereunder exceeding 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. The company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the company upon request of the SEC.

9	Major Stockholders’ Voting Trust Agreement dated June 2, 1990, as amended, was filed with the SEC by (i) Campbell as Exhibit 99.C to Campbell’s Schedule 13E-4 (SEC file number 5-7735) filed on September 12, 1996, and (ii) with respect to certain subsequent amendments, the Trustees of the Major Stockholders’ Voting Trust as Exhibit 99.G to Amendment No. 7 to their Schedule 13D (SEC file number 5-7735) dated March 3, 2000, and as Exhibit 99.M to Amendment No. 8 to their Schedule 13D (SEC file number 5-7735) dated January 26, 2001, and as Exhibit 99.P to Amendment No. 9 to their Schedule 13D (SEC file number 5-7735) dated September 30, 2002, and is incorporated herein by reference.

10 (a)	Campbell Soup Company 1994 Long-Term Incentive Plan, as amended on November 17, 2000, was filed with the SEC with Campbell’s 2000 Proxy Statement (SEC file number 1-3822), and is incorporated herein by reference.

10 (b)	Campbell Soup Company 2003 Long-Term Incentive Plan, as amended and restated on September 25, 2008.

10 (c)	Campbell Soup Company 2005 Long-Term Incentive Plan was filed with the SEC with Campbell’s 2005 Proxy Statement (SEC file number 1-3822), and is incorporated herein by reference.

10 (d)	Campbell Soup Company Annual Incentive Plan, as amended on November 18, 2004, was filed with the SEC with Campbell’s 2004 Proxy Statement (SEC file number 1-3822), and is incorporated herein by reference.

10 (e)	Campbell Soup Company Mid-Career Hire Pension Program, as amended effective as of January 25, 2001, was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 29, 2001, and is incorporated herein by reference.

10 (f)	Deferred Compensation Plan, effective November 18, 1999, was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 30, 2000, and is incorporated herein by reference.

10 (g)	Severance Protection Agreement dated January 8, 2001, with Douglas R. Conant, President and Chief Executive Officer, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 28, 2001, and is incorporated herein by reference. Agreements with the other executive officers listed under the heading “Executive Officers of the Company” are in all material respects the same as Mr. Conant’s agreement.

10 (h)	Campbell Soup Company Severance Pay Plan for Salaried Employees, as amended and restated effective January 1, 2006, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 29, 2006, and is incorporated herein by reference.

10 (i)	Campbell Soup Company Supplemental Severance Pay Plan for Exempt Salaried Employees, as amended and restated effective January 1, 2006, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 29, 2006, and is incorporated herein by reference.

10 (j)	A special long-term incentive grant of 54,667 performance-restricted shares made to the Senior Vice President and Chief Information Officer, in lieu of grants under the company’s regular long-term incentive program, was described in a Form 8-K (SEC file number 1-3822) filed on November 22, 2005, and such description is incorporated herein by reference.

10 (k)	Severance Agreement and General Release, dated October 29, 2007, by and between Mark A. Sarvary and Campbell Soup Company was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended October 28, 2007, and is incorporated herein by reference.

10 (l)	2005 Long-Term Incentive Plan Performance-Restricted Stock Grant Agreement, dated April 22, 2008, between the Company and Robert A. Schiffner was filed with the SEC with a Campbell Form 8-K filed on April 22, 2008 announcing the retirement of Robert A. Schiffner, and is incorporated herein by reference.

21	Subsidiaries (Direct and Indirect) of the company.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31 (a)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31 (b)	Certification of Anthony P. DiSilvestro pursuant to Rule 13a-14(a).

32 (a)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32 (b)	Certification of Anthony P. DiSilvestro pursuant to 18 U.S.C. Section 1350.