Form 10-Q
period 2008-11-02
CAMPBELL SOUP CO
filed 2008-12-11
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 2, 2008	Commission File Number 1-3822

New Jersey State of Incorporation	21-0419870 I.R.S. Employer Identification No.
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☑
There were 359,337,633 shares of Capital Stock outstanding as of December 4, 2008.

PART I.
ITEM 1. FINANCIAL INFORMATION
CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended
	November 2,	October 28,
	2008	2007

Net sales	$2,250	$2,185

Costs and expenses
Cost of products sold	1,379	1,293
Marketing and selling expenses	307	296
Administrative expenses	140	141
Research and development expenses	29	27
Other expenses / (income)	(4)	—

Total costs and expenses	1,851	1,757

Earnings before interest and taxes	399	428
Interest, net	32	42

Earnings before taxes	367	386
Taxes on earnings	107	118

Earnings from continuing operations	260	268
Earnings from discontinued operations	—	2

Net earnings	$260	$270

Per share — basic
Earnings from continuing operations	$.73	$.71
Earnings from discontinued operations	—	.01

Net earnings	$.73	$.71

Dividends	$.25	$.22

Weighted average shares outstanding — basic	357	379

Per share — assuming dilution
Earnings from continuing operations	$.71	$.69
Earnings from discontinued operations	—	.01

Net earnings	$.71	$.70

Weighted average shares outstanding — assuming dilution	365	388

See Notes to Consolidated Financial Statements.
The sum of the individual per share amounts does not equal net earnings per share due to rounding.

CAMPBELL SOUP COMPANY CONSOLIDATED
Balance Sheets
(unaudited)
(millions, except per share amounts)

	November 2,	August 3,
	2008	2008

Current assets
Cash and cash equivalents	$63	$81
Accounts receivable	784	570
Inventories	896	829
Other current assets	173	172
Current assets held for sale	—	41

Total current assets	1,916	1,693

Plant assets, net of depreciation	1,776	1,939
Goodwill	1,669	1,998
Other intangible assets, net of amortization	548	605
Other assets	287	211
Non-current assets held for sale	—	28

Total assets	$6,196	$6,474

Current liabilities
Notes payable	$1,121	$982
Payable to suppliers and others	677	655
Accrued liabilities	511	655
Dividend payable	91	81
Accrued income taxes	39	9
Current liabilities held for sale	—	21

Total current liabilities	2,439	2,403

Long-term debt	1,635	1,633
Other liabilities, including deferred income taxes of $362 and $354	1,051	1,119
Non-current liabilities held for sale	—	1

Total liabilities	5,125	5,156

Shareowners’ equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20
Additional paid-in capital	285	337
Earnings retained in the business	8,078	7,909
Capital stock in treasury, at cost	(6,804)	(6,812)
Accumulated other comprehensive loss	(508)	(136)

Total shareowners’ equity	1,071	1,318

Total liabilities and shareowners’ equity	$6,196	$6,474

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Cash Flows
(unaudited)
(millions)

	Three Months Ended
	November 2,	October 28,
	2008	2007
Cash flows from operating activities:
Net earnings	$260	$270
Adjustments to reconcile net earnings to operating cash flow
Stock-based compensation	25	18
Depreciation and amortization	66	68
Deferred income taxes	29	7
Other, net	13	17
Changes in working capital
Accounts receivable	(260)	(259)
Inventories	(118)	(124)
Prepaid assets	11	(14)
Accounts payable and accrued liabilities	(3)	134
Pension fund contributions	(1)	(36)
Payments for hedging activities	(31)	(3)
Other	(6)	(4)

Net cash provided by (used in) operating activities	(15)	74

Cash flows from investing activities:
Purchases of plant assets	(35)	(40)
Sale of business, net of cash divested (Note b)	32	—
Other, net	—	(1)

Net cash used in investing activities	(3)	(41)

Cash flows from financing activities:
Net short-term borrowings	436	141
Long-term repayments	—	(28)
Repayments of notes payable	(300)	—
Dividends paid	(80)	(77)
Treasury stock purchases	(114)	(78)
Treasury stock issuances	62	8
Excess tax benefits on stock-based compensation	15	2

Net cash provided by (used in) financing activities	19	(32)

Effect of exchange rate changes on cash	(19)	5

Net change in cash and cash equivalents	(18)	6
Cash and cash equivalents — beginning of period	81	71

Cash and cash equivalents — end of period	$63	$77

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Shareowners’ Equity
(unaudited)
(millions, except per share amounts)

						Earnings	Accumulated
	Capital Stock				Additional	Retained	Other	Total
	Issued		In Treasury		Paid-in	in the	Comprehensive	Shareowners’
	Shares	Amount	Shares	Amount	Capital	Business	Income (Loss)	Equity

Balance at July 29, 2007	542	$20	(163)	$(6,015)	$331	$7,082	$(123)	$1,295

Comprehensive income (loss)
Net earnings						270		270
Foreign currency translation adjustments, net of tax							94	94
Cash-flow hedges, net of tax							(1)	(1)
Pension and postretirement benefits, net of tax							(2)	(2)

Other comprehensive income							91	91

Total comprehensive income								361

Impact of adoption of FIN 48 (Note j)						(6)		(6)
Dividends ($.22 per share)						(85)		(85)
Treasury stock purchased			(2)	(78)				(78)
Treasury stock issued under management incentive and stock option plans			1	27	(9)			18

Balance at October 28, 2007	542	$20	(164)	$(6,066)	$322	$7,261	$(32)	$1,505

Balance at August 3, 2008	542	$20	(186)	$(6,812)	$337	$7,909	$(136)	$1,318

Comprehensive income (loss)
Net earnings						260		260
Foreign currency translation adjustments, net of tax							(371)	(371)
Cash-flow hedges, net of tax							(19)	(19)
Pension and postretirement benefits, net of tax							18	18

Other comprehensive loss							(372)	(372)

Total comprehensive loss								(112)

Dividends ($.25 per share)						(91)		(91)
Treasury stock purchased			(3)	(114)				(114)
Treasury stock issued under management incentive and stock option plans			4	122	(52)			70

Balance at November 2, 2008	542	$20	(185)	$(6,804)	$285	$8,078	$(508)	$1,071

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Notes to Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)
(a)	Basis of Presentation / Accounting Policies

The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the indicated periods. All such adjustments are of a normal recurring nature. The accounting policies used in preparing these financial statements are consistent with those applied in the Annual Report on Form 10-K for the year ended August 3, 2008, except for the adoption of Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements” and SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115.” See Notes (c) and (n) for additional information. The results for the period are not necessarily indicative of the results to be expected for other interim periods or the full year. There were 53 weeks in 2008. There will be 52 weeks in 2009.

(b)	Divestitures

Discontinued Operations

On March 18, 2008, the company completed the sale of its Godiva Chocolatier business for $850. The purchase price was subject to certain post-closing adjustments, which resulted in an additional $20 of proceeds. The company has reflected the results of this business as discontinued operations in the 2008 consolidated statements of earnings. The company used approximately $600 of the net proceeds to purchase company stock.

Results of discontinued operations were as follows:

October 28,
2007

Net sales	$114

Earnings from operations before taxes	$3

Taxes on earnings — operations	(1)

Earnings from discontinued operations	$2

Other Divestitures

In the third quarter of 2008, the company entered into an agreement to sell certain Australian salty snack food brands and assets. The transaction, which was completed on May 12, 2008, included the following salty snack brands: Cheezels, Thins, Tasty Jacks, French Fries, and Kettle Chips, certain other assets and the assumption of liabilities. Proceeds of the sale were nominal. The business had annual net sales of approximately $150. In connection with this transaction, the company recognized a pre-tax loss of $120 ($64 after tax or $.17 per share) in 2008. See also Note (l). The terms of the agreement require the company to provide a loan facility to the buyer of AUD $10, or approximately USD $7. The facility can be drawn down in AUD $5 increments, six months and nine months after the closing date. In November 2008, the buyer borrowed AUD $5 under the facility. Borrowings under the facility are to be repaid five years after the closing date. The company will also provide transition services for approximately one year.

In July 2008, the company entered into an agreement to sell its sauce and mayonnaise business comprised of products sold under the Lesieur brand in France. The sale was completed on September 29, 2008 and resulted in approximately $36 of proceeds. The purchase price is subject to working capital and other post-closing adjustments. The business had annual net sales of approximately $70.

(c)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a definition of fair value, provides a framework for measuring fair value and expands the disclosure requirements about fair value measurements. This standard does not require any new fair value measurements but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, FASB Staff Position (FSP) No. FAS 157-2 was issued, which delayed by a year the effective date for certain nonfinancial assets and liabilities. The company adopted SFAS No. 157 for financial assets and liabilities in the first quarter of fiscal 2009. The adoption did not have a material impact on the consolidated financial statements. See Note (n) for additional information. The company is currently evaluating the impact of SFAS No. 157 as it relates to nonfinancial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. The company adopted SFAS No. 159 at the beginning of fiscal 2009. The adoption did not have an impact on the consolidated financial statements.

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

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The company is currently evaluating the impact of FSP EITF 03-6-1.

(d)	Stock-based Compensation

The company provides compensation benefits by issuing unrestricted stock, restricted stock and restricted stock units (including EPS performance restricted stock/units and total shareowner return (TSR) performance restricted stock/units). In previous fiscal years, the company also issued stock options and stock appreciation rights to provide compensation benefits.

Total pre-tax stock-based compensation recognized in the Statements of Earnings was $25 and $18 for the first quarter ended November 2, 2008 and October 28, 2007, respectively. Tax related benefits of $9 and $7 were also recognized for the first quarter of 2009 and 2008, respectively. Stock-based compensation associated with discontinued operations in 2008 was not material. Cash received from the exercise of stock options was $62 and $8 for the first quarter of 2009 and 2008, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

The following table summarizes stock option activity as of November 2, 2008:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
(options in thousands)	Options	Exercise Price	Contractual Life	Value

Outstanding at August 3, 2008	20,705	$27.42
Granted	—	—
Exercised	(2,308)	$26.97
Terminated	(23)	$49.36

Outstanding at November 2, 2008	18,374	$27.45	4.0	$195

Exercisable at November 2, 2008	18,310	$27.44	4.0	$195

The total intrinsic value of options exercised during the three-month periods ended November 2, 2008 and October 28, 2007 was $27 and $3, respectively. As of November 2, 2008, total remaining unearned compensation related to unvested stock options was not material. The company measures the fair value of stock options using the Black-Scholes option pricing model.

The following table summarizes time-lapse restricted stock/units and EPS performance restricted stock/units as of November 2, 2008:

		Weighted-Average
		Grant-Date
(restricted stock/units in thousands)	Shares/Units	Fair Value

Nonvested at August 3, 2008	2,331	$34.30
Granted	1,123	$40.06
Vested	(942)	$34.07
Forfeited	(42)	$36.19

Nonvested at November 2, 2008	2,470	$36.97

The fair value of time-lapse restricted stock/units and EPS performance restricted stock/units is determined based on the number of shares granted and the quoted price of the company’s stock at the date of grant. Time-lapse restricted stock/units granted in fiscal 2005 are expensed on a graded-vesting basis. Time-lapse restricted stock/units granted in fiscal 2006 to fiscal 2009 are expensed on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis. EPS restricted stock/units are expensed on a graded-vesting basis, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis.

As of November 2, 2008, total remaining unearned compensation related to nonvested time-lapse restricted stock/units and EPS performance restricted stock/units was $69, which will be amortized over the weighted-average remaining service period of 2.0 years. The fair value of restricted stock/units vested during the three-month periods ended November 2, 2008 and October 28, 2007 was $36 and $31, respectively. The weighted-average grant-date fair value of the restricted stock/units granted during the three-month period ended October 28, 2007 was $36.91.

The following table summarizes TSR performance restricted stock/units as of November 2, 2008:

		Weighted-Average
		Grant-Date
(restricted stock/units in thousands)	Shares/Units	Fair Value

Nonvested at August 3, 2008	3,549	$30.09
Granted	1,158	$47.20
Vested	(1,177)	$28.98
Forfeited	(51)	$32.44

Nonvested at November 2, 2008	3,479	$36.13

The fair value of TSR performance restricted stock/units is estimated at the grant date using a Monte Carlo simulation. Expense is recognized on a straight-line basis over the service period. As of November 2, 2008, total remaining unearned compensation related to TSR performance restricted stock/units was $83, which will be amortized over the weighted-average remaining service period of 2.4 years. During the three-month period ended November 2, 2008, recipients of TSR performance restricted stock/units earned 125% of their initial grants based upon the company’s total shareowner return ranking in a performance peer group during a three-year period ended July 31, 2008. As a result, approximately 280,000 additional shares were awarded. The total fair value of TSR performance restricted stock/units vested during the three-month period ended November 2, 2008 was $57. The grant-date fair value of TSR performance restricted stock/units granted during the three-month period ended October 28, 2007 was $34.64.

(e)	Goodwill and Intangible Assets

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	November 2, 2008		August 3, 2008
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization[1]:
Other	$11	$(6)	$12	$(7)

Intangible assets not subject to amortization:
Trademarks	$543		$600

[1]	Amortization related to these assets was less than $1 for the three-month periods ended November 2, 2008 and October 28, 2007. The estimated aggregated amortization expense for each of the five succeeding fiscal years is less than $1 per year. Asset useful lives range from ten to twenty years.

Changes in the carrying amount for goodwill for the period ended November 2, 2008 are as follows:

	U.S. Soup,		International	North
	Sauces and	Baking and	Soup, Sauces	America
	Beverages	Snacking	and Beverages	Foodservice	Total

Balance at August 3, 2008	$434	$744	$674	$146	$1,998

Foreign currency translation adjustment	—	(208)	(121)	—	(329)

Balance at November 2, 2008	$434	$536	$553	$146	$1,669

(f)	Comprehensive Income

Total comprehensive income comprises net earnings, net foreign currency translation adjustments, adjustments to net unrealized gains (losses) on cash-flow hedges and adjustments to net unamortized pension and postretirement benefits.

Total comprehensive loss for the three-month period ended November 2, 2008 was $112 and total comprehensive income for the three-month period ended October 28, 2007 was $361.

The components of Accumulated other comprehensive loss consisted of the following:

	November 2,	August 3,
	2008	2008

Foreign currency translation adjustments, net of tax[1]	$(130)	$241
Cash-flow hedges, net of tax[2]	(14)	5
Unamortized pension and postretirement benefits, net of tax:[3]
Net actuarial loss	(359)	(376)
Prior service cost	(5)	(6)

Total Accumulated other comprehensive loss	$(508)	$(136)

[1]	Includes a tax expense of $2 as of November 2, 2008 and $10 as of August 3, 2008.

[2]	Includes a tax benefit of $9 as of November 2, 2008 and a tax expense of $3 as of August 3, 2008.

[3]	Includes a tax benefit of $198 as of November 2, 2008 and $205 as of August 3, 2008.

(g)	Earnings Per Share

For the periods presented in the Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and restricted stock programs, except when such effect would be antidilutive. Stock options to purchase approximately 1 million shares of capital stock for the three-month periods ended November 2, 2008 and October 28, 2007, were not included in the calculation of diluted earnings per share because the exercise price of the stock options exceeded the average market price of the capital stock and therefore, the effect would be antidilutive.

(h)	Segment Information

Campbell Soup Company, together with its consolidated subsidiaries, is a global manufacturer and marketer of high-quality, branded convenience food products. The company manages and reports the results of operations in the following segments: U.S. Soup, Sauces and Beverages, Baking and Snacking, International Soup, Sauces and Beverages, and North America Foodservice.

The U.S. Soup, Sauces and Beverages segment includes the following retail businesses: Campbell’s condensed and ready-to-serve soups; Swanson broth, stocks and canned poultry; Prego pasta sauce; Pace Mexican sauce; Campbell’s canned pasta, gravies, and beans; V8 juice and juice drinks; Campbell’s tomato juice; and Wolfgang Puck soups, stocks, and broths.

The Baking and Snacking segment includes the following businesses: Pepperidge Farm cookies, crackers, bakery and frozen products in U.S. retail; Arnott’s biscuits in Australia and Asia Pacific; and Arnott’s salty snacks in Australia.

The International Soup, Sauces and Beverages segment includes the soup, sauce and beverage businesses outside of the United States, including Europe, Latin America, the Asia Pacific region, as well as the emerging markets of Russia and China, and the retail business in Canada.

The North America Foodservice segment represents the distribution of products such as soup, specialty entrees, beverage products, other prepared foods and Pepperidge Farm products through various food service channels in the United States and Canada.

Accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those described in the company’s 2008 Annual Report on Form 10-K. The company evaluates segment performance before interest and taxes. Beginning in fiscal 2009, unrealized gains and losses on commodity hedging activities are excluded from segment operating earnings and are recorded in Corporate expenses as these open positions represent hedges of future purchases. Upon closing of the contracts, the realized gain or loss is transferred to segment operating earnings, which allows the segments to reflect the economic effects of the hedge without exposure to quarterly volatility of unrealized gains and losses. In prior periods, unrealized gains and losses on commodity hedging activities were not material. North America Foodservice products are principally produced by the tangible assets of the company’s other segments, except for refrigerated soups, which are produced in a separate facility, and certain other products, which are produced under contract manufacturing agreements. Accordingly, with the exception of a refrigerated soup facility, plant assets are not allocated to the North America Foodservice operations. Depreciation, however, is allocated to North America Foodservice based on production hours.

November 2, 2008

		Earnings Before
Three Months Ended	Net Sales	Interest and Taxes[2]

U.S. Soup, Sauces and Beverages	$1,198	$314

Baking and Snacking	509	83

International Soup, Sauces and Beverages	380	38

North America Foodservice	163	11

Corporate [1]	—	(47)

Total	$2,250	$399

October 28, 2007

		Earnings Before
Three Months Ended	Net Sales	Interest and Taxes

U.S. Soup, Sauces and Beverages	$1,097	$309

Baking and Snacking	532	72

International Soup, Sauces and Beverages	390	51

North America Foodservice	166	24

Corporate [1]	—	(28)

Total	$2,185	$428

[1]	Represents unallocated corporate expenses.

[2]	Earnings before interest and taxes by segment include the effect of restructuring related costs of $7 in North America Foodservice and an unrealized loss on commodity hedges of $26 in Corporate. See Note (l) for additional information on restructuring charges.

(i)	Inventories

	November 2, 2008	August 3, 2008

Raw materials, containers and supplies	$350	$338
Finished products	546	491

	$896	$829

(j)	Taxes on Earnings

The company adopted the provisions of the FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” as of July 30, 2007 (the beginning of fiscal 2008). Upon adoption, the company recognized a cumulative-effect adjustment of $6 as an increase in the liability for unrecognized tax benefits, including interest and penalties, and a reduction in retained earnings.

During the three-month period ended November 2, 2008, the balance of unrecognized tax benefits, including interest and penalties, and tax expense were reduced by $12 following the finalization of U.S. federal and state tax audits. Fiscal 2007 and thereafter remain open to U.S. federal audits.

(k)	Accounting for Derivative Instruments

The company utilizes certain derivative financial instruments to enhance its ability to manage risk including interest rate, foreign currency, commodity and certain equity-linked deferred compensation exposures that exist as part of ongoing business operations.

Interest Rate Swaps

The notional amount of outstanding fair-value interest rate swaps at November 2, 2008 totaled $500 with a maximum maturity date of October 2013. The fair value of such instruments was a gain of $18 as of November 2, 2008.

In June 2008, the company entered into two forward starting interest rate swap contracts with a combined notional value of $200 to hedge an anticipated debt offering in fiscal 2009 at the expected time. These swaps were settled as of November 2, 2008, at a loss of $13. Upon issuance of the debt, the loss will be amortized over the life of the debt as additional interest expense.

Foreign Currency Contracts

The fair value of foreign exchange forward and cross-currency swap contracts accounted for as cash-flow hedges was a gain of $6 at November 2, 2008. The notional amount was $331 at November 2, 2008.

The company also enters into certain foreign exchange forward and variable-to-variable cross-currency swap contracts that are not designated as accounting hedges. These instruments are primarily intended to reduce volatility of certain intercompany financing transactions. The fair value of these instruments was a gain of $78 at November 2, 2008. The notional amount was $597 at November 2, 2008.

Foreign exchange forward contracts typically have maturities of less than eighteen months. Cross-currency swap contracts mature in 2009 through August 2013. Principal currencies include the

Australian dollar, British pound, Canadian dollar, euro, Japanese yen, New Zealand dollar and Swedish krona.
Commodities

The company enters into certain commodity futures contracts to reduce volatility of price fluctuations for commodities such as soybean oil, wheat, soybean meal, corn, cocoa and natural gas. Commodity futures contracts are typically accounted for as cash-flow hedges or are not designated as accounting hedges. The notional amount of commodity futures contracts was $146 at November 2, 2008 and the fair value was a loss of $41. The company recorded a loss of $26 in the Statements of Earnings related to the fair value of open contracts for the three-month period ended November 2, 2008.

As of November 2, 2008, the accumulated derivative net loss in other comprehensive loss for cash-flow hedges, including the foreign exchange forward and cross-currency contracts, commodity futures contracts, forward starting swap contracts, and treasury lock agreements was $14, net of tax. As of August 3, 2008, the accumulated derivative net gain in other comprehensive income was $5, net of tax. Reclassifications from Accumulated other comprehensive income (loss) into the Statements of Earnings during the quarter ended November 2, 2008 were not material. Reclassifications during the remainder of 2009 are not expected to be material. At November 2, 2008, the maximum maturity date of any cash-flow hedge was August 2013.

(l)	Restructuring Charges

On April 28, 2008, the company announced a series of initiatives to improve operational efficiency and long-term profitability, including selling certain salty snack food brands and assets in Australia, closing certain production facilities in Australia and Canada, and streamlining the company’s management structure. As a result of these initiatives, in 2008, the company recorded a restructuring charge of $175 ($102 after tax or $.27 per share). The charge consisted of a net loss of $120 ($64 after tax) on the sale of certain Australian salty snack food brands and assets, $45 ($31 after tax) of employee severance and benefit costs, including the estimated impact of curtailment and other pension charges, and $10 ($7 after tax) of property, plant and equipment impairment charges. In addition, approximately $7 ($5 after tax or $.01 per share) of costs related to these initiatives were recorded in Cost of products sold, primarily representing accelerated depreciation on property, plant and equipment. The aggregate after-tax impact of restructuring charges and related costs in 2008 was $107, or $.28 per share. In the first quarter of 2009, the company recorded approximately $7 ($5 after tax or $.01 per share) of costs related to these initiatives in Cost of products sold. Approximately $6 of the costs represented accelerated depreciation on property, plant and equipment and approximately $1 related to other exit costs. The company expects to incur additional pre-tax costs of approximately $41, consisting of the following: approximately $17 in employee severance and benefit costs, including the estimated impact of curtailment and other pension charges; approximately $15 in accelerated depreciation of property, plant and equipment; and approximately $9 in other exit costs. Of the aggregate $230 of pre-tax costs for the total program, the company expects approximately $65 will be cash expenditures, the majority of which will be spent in 2009.

A summary of the pre-tax costs is as follows:

		Recognized	Remaining
	Total	as of	Costs to be
	Program	November 2, 2008	Recognized

Severance pay and benefits	$62	$45	$17

Asset impairment/accelerated depreciation	158	143	15

Other exit costs	10	1	9

Total	$230	$189	$41

Details of the components of the program are as follows:

In the third quarter of 2008, as part of the previously discussed initiatives, the company entered into an agreement to sell certain Australian salty snack food brands and assets. The transaction was completed on May 12, 2008. Proceeds of the sale were nominal. See also Note (b).

In April 2008, as part of the previously discussed initiatives, the company announced plans to close the Listowel, Ontario, Canada food plant. The Listowel facility produces primarily frozen products, including soup, entrees, and Pepperidge Farm products, as well as ramen noodles. The facility employed approximately 500 people. The company plans to operate the facility through April 2009 and transition production to its network of North American contract manufacturers and to its Downingtown, Pennsylvania plant. As a result, the company recorded $20 ($14 after tax) of employee severance and benefit costs, including the estimated impact of curtailment and other pension charges, and $7 ($5 after tax) in accelerated depreciation of property, plant and equipment in 2008. In the first quarter of 2009, the company recorded $6 ($4 after tax) in accelerated depreciation of property, plant and equipment and $1 of other exit costs. The company expects to incur approximately $15 in additional employee severance and benefit costs, approximately $13 in accelerated depreciation of property, plant and equipment, and approximately $5 in other exit costs.

In April 2008, as part of the previously discussed initiatives, the company also announced plans to discontinue the private label biscuit and industrial chocolate production at its Miranda, Australia facility. The company plans to close the Miranda facility, which employed approximately 150 people, by the second quarter of 2009. In connection with this action, the company recorded $10 ($7 after tax) of property, plant and equipment impairment charges and $8 ($6 after tax) in employee severance and benefit costs in 2008. The company expects to incur an additional $2 in accelerated depreciation of property, plant, and equipment, and approximately $4 in other exit costs.

As part of the previously discussed initiatives, the company also plans to streamline its management structure and eliminate certain overhead costs. These actions began in the fourth quarter of 2008 and will be substantially completed in 2009. In connection with this action, the company recorded $17 ($11 after tax) in employee severance and benefit costs in 2008. The company expects to incur approximately $2 of additional employee severance and benefit costs.

A summary of restructuring activity and related reserves at November 2, 2008 is as follows:

				Foreign
	Accrued			Currency	Accrued
	Balance at	2009	Cash	Translation	Balance at
	August 3, 2008	Charge	Payments	Adjustment	November 2, 2008

Severance pay and benefits	$37	—	(4)	(8)	$25

Asset impairment/accelerated depreciation	—	6			—

Other exit costs	—	1			—

	$37	$7			$25

A summary of total charges by reportable segment is as follows:

	U.S. Soup,		International	North
	Sauces and	Baking and	Soup, Sauces	America
	Beverages	Snacking	and Beverages	Foodservice	Total

Severance pay and benefits	$—	$14	$9	$22	$45

Asset impairment/accelerated depreciation	—	130	—	13	143

Other exit costs	—	—	—	1	1

	$—	$144	$9	$36	$189

The company expects to incur additional pre-tax costs of approximately $41 by segment as follows: Baking and Snacking — $7, North America Foodservice — $33, and $1 to be allocated among all segments. The total pre-tax costs of $230 expected to be incurred by segment is as follows: Baking and Snacking — $151, International Soup, Sauces and Beverages — $7, North America Foodservice — $69, and $3 to be allocated among all segments.

(m)	Pension and Postretirement Medical Benefits

The company sponsors certain defined benefit plans and postretirement medical benefit plans for employees. Components of benefit expense were as follows:

	Pension		Postretirement
Three Months Ended	Nov. 2, 2008	Oct. 28, 2007	Nov. 2, 2008	Oct. 28, 2007

Service cost	$11	$12	$1	$1
Interest cost	31	29	5	5
Expected return on plan assets	(41)	(42)	—	—
Amortization of prior service cost	1	—	—	—
Recognized net actuarial loss	4	6	—	—

Net periodic benefit expense	$6	$5	$6	$6

Contributions to the U.S. pension plans are not expected this fiscal year. Contributions of $1 were made to the non-U.S. plans as of November 2, 2008. Contributions to non-U.S. plans are expected to be $8 during the remainder of the fiscal year.

(n)	Fair Value Measurements

In the first quarter of fiscal 2009, the company adopted SFAS No. 157 “Fair Value Measurements” for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels are as follows:
•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
The adoption of SFAS No. 157 did not have a material impact on the consolidated financial statements.

The financial assets and liabilities subject to fair value measurements are as follows:

	Fair Value	Fair Value Measurements at 11/2/08
	as of	Using Fair Value Hierarchy
	11/2/08	Level 1	Level 2	Level 3

Assets:
Interest rate swaps[1]	$18	$—	$18	$—
Foreign currency forward contracts[2]	12	—	12	—
Cross-currency swap contracts[3]	88	—	88	—

Total	$118	$—	$118	$—

Liabilities:
Foreign currency forward contracts[2]	$1	$—	$1	$—
Cross-currency swap contracts[3]	15	—	15	—
Commodity derivatives[4]	41	41	—	—
Deferred compensation derivatives[5]	5	—	5	—
Deferred compensation obligation[6]	157	85	72	—

Total	$219	$126	$93	$—

[1]	Based on LIBOR swap rates.

[2]	Based on observable market transactions of spot currency rates and forward rates.

[3]	Based on observable local benchmarks for currency and interest rates.

[4]	Based on quoted futures exchanges.

[5]	Based on LIBOR and equity index swap rates.

[6]	Based on the fair value of the participants’ investment elections.
(o)	Supplemental Cash Flow Information

Other cash used in operating activities for the three-month periods is comprised of the following:

	November 2, 2008	October 28, 2007

Benefit related payments	$(8)	$(9)
Other	2	5

	$(6)	$(4)

(p)	Share Repurchase Programs

In June 2008, the company’s Board of Directors authorized the purchase of up to $1,200 of company stock through fiscal 2011. This program began in fiscal 2009. In addition to this publicly announced program, the company repurchases shares to offset the impact of dilution from shares issued under the company’s stock compensation plans.

During the first quarter of fiscal 2009, the company repurchased 3 million shares at a cost of $114. Of this amount, $82 were repurchased pursuant to the company’s June 2008 publicly announced share repurchase program. Approximately $1,118 remains available under this program as of November 2, 2008.

During the first quarter of fiscal 2008, the company repurchased 2 million shares at a cost of $78. The majority of these shares were repurchased pursuant to the company’s November 2005 publicly announced share repurchase program, which was completed during the third quarter of fiscal 2008.

ITEM 2.
CAMPBELL SOUP COMPANY CONSOLIDATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
OVERVIEW
Basis of Presentation
On March 18, 2008, the company completed the sale of its Godiva Chocolatier business for $850 million, pursuant to a Sale and Purchase Agreement dated December 20, 2007. The purchase price was subject to certain post-closing adjustments, which resulted in an additional $20 million of proceeds. The company has reflected the results of this business as discontinued operations in the 2008 consolidated statements of earnings. The company used approximately $600 million of the net proceeds to purchase company stock. See Note (b) to the Consolidated Financial Statements for additional information.
In the third quarter of 2008, the company entered into an agreement to sell certain Australian salty snack food brands and assets. The transaction, which was completed on May 12, 2008, included salty snack brands such as Cheezels, Thins, Tasty Jacks, French Fries, and Kettle Chips, certain other assets and the assumption of liabilities. Proceeds of the sale were nominal. The business had annual net sales of approximately $150 million. This transaction is included in the restructuring initiatives described in Note (l).
In July 2008, the company entered into an agreement to sell its sauce and mayonnaise business comprised of products sold under the Lesieur brand in France. The sale was completed on September 29, 2008 and resulted in approximately $36 million of proceeds. The purchase price is subject to working capital and other post-closing adjustments. The business had annual net sales of approximately $70 million. See Note (b) to the Consolidated Financial Statements for additional information.
Results of Operations
Net earnings were $260 million for the first quarter ended November 2, 2008, versus $270 million in the comparable quarter a year ago. Net earnings per share were $.71 compared to $.70 a year ago. (All earnings per share amounts included in Management’s Discussion and Analysis are presented on a diluted basis.) Net sales increased 3% to $2.3 billion in 2009 from $2.2 billion last year.
The following items impacted the comparability of net earnings and net earnings per share:
Continuing Operations
•	In the first quarter of fiscal 2009, the company recorded pre-tax restructuring related costs of $7 million ($5 million after tax or $.01 per share) associated with the previously announced initiatives to improve operational efficiency and long-term profitability. See Note (l) to the Consolidated Financial Statements and “Restructuring Charges” for additional information.

•	In the first quarter of fiscal 2009, the company recognized a $26 million ($16 million after tax or $.04 per share) unrealized loss on the fair value of open commodity contracts.
The items impacting comparability are summarized below:

	Three Months Ended
	2009		2008
	Earnings	EPS	Earnings	EPS
(millions, except per share amounts)	Impact	Impact	Impact	Impact

Earnings from continuing operations	$260	$.71	$268	$.69

Earnings from discontinued operations	$—	$—	$2	$.01

Net earnings	$260	$.71	$270	$.70

Net earnings:

Restructuring related costs	$5	$.01	$—	$—

Unrealized loss on commodity hedges	16	.04	—	—

Impact of significant items on net earnings[1]	$21	$.06	$—	$—

[1]	The sum of the individual per share amounts does not equal due to rounding.
After factoring in the items impacting comparability, net earnings increased primarily due to higher sales, lower interest expense, and a lower effective tax rate, partially offset by a reduction in gross profit as a percentage of sales and an increase in marketing expenses. Net earnings per share also benefited from a reduction in weighted average diluted shares outstanding primarily due to repurchases utilizing the net proceeds from the divestiture of the Godiva Chocolatier business and the company’s strategic share repurchase programs.
Although the impact of currency translation did not have a material impact on the first quarter results, the recent volatility could impact fiscal 2009 results. Approximately 25 to 30 percent of sales and earnings are from non-U.S. operations. Given the strength and volatility of the U.S. dollar against the principal foreign currencies where the company operates, including the Australian dollar, the Canadian dollar and the euro, fluctuations in foreign currency exchange rates can have a significant impact on reported results. Given the market volatility, it is difficult to forecast the impact of currency. If currency exchange rates were to remain the same as at quarter end, currency translation would negatively impact sales and net earnings per share growth rates by approximately 5 percentage points in fiscal 2009.

Sales
An analysis of net sales by reportable segment follows:

	(millions)
	2009	2008	% Change

U.S. Soup, Sauces and Beverages	$1,198	$1,097	9%
Baking and Snacking	509	532	(4)
International Soup, Sauces and Beverages	380	390	(3)
North America Foodservice	163	166	(2)

	$2,250	$2,185	3%

An analysis of percent change of net sales by reportable segment follows:

			International
	U.S. Soup,	Baking	Soup,	North
	Sauces and	and	Sauces and	America
	Beverages	Snacking	Beverages	Foodservice	Total
Volume and Mix	4%	(1)%	(1)%	(6)%	1%
Price and Sales Allowances	8	8	3	6	7
Increased Promotional Spending [1]	(3)	(2)	(1)	(1)	(2)
Currency	—	(2)	(2)	(1)	(1)
Divestitures	—	(7)	(2)	—	(2)

	9%	(4)%	(3)%	(2)%	3%

[1]	Represents revenue reductions from trade promotion and consumer coupon redemption programs.
In U.S. Soup, Sauces and Beverages, total soup sales increased 12 percent, compared to a 1 percent decline a year ago. Sales of condensed soups increased 14 percent with strong gains in both eating and cooking varieties, due in part to increased promotional activity. Sales of ready-to-serve soups increased 7 percent due to the launch of Campbell’s Select Harvest soups, partially offset by declines in Campbell’s Chunky soups. Ready-to-serve soup sales also benefited from the introduction of Campbell’s V8 soups. Sales of the convenience platform, which includes soups in microwavable bowls and cups, increased primarily due to gains in bowls. Broth sales increased 23 percent due to continued strong demand for Swanson aseptically-packaged broth and the introduction of Swanson cooking stock. Wolfgang Puck soups, broths and stocks, which the company acquired in the fourth quarter of fiscal 2008, added approximately one point of soup sales growth. Beverage sales increased slightly following double-digit growth a year ago. The sales increase was driven by the continued strong performance of V8 V-Fusion juice, partially offset by declines in V8 vegetable juice. Sales in the prior period benefited from the start of the distribution agreement with The Coca-Cola Company and Coca-Cola Enterprises Inc. for single-serve refrigerated beverages. Prego pasta sauce sales increased double digits. Sales of Pace Mexican sauces also increased double digits due to the successful launch of a line of specialty salsas.

In Baking and Snacking, Pepperidge Farm achieved sales growth with gains in the cookies and crackers and bakery businesses. In the cookies and crackers business, sales increased due to gains in Goldfish snack crackers and the introduction of Baked Naturals, an adult savory snack cracker, partially offset by a decline in cookies. The bakery business delivered sales growth behind whole-grain breads and stuffing. On an as reported basis, Arnott’s sales declined due to the divestiture of certain salty snack food brands in May 2008 and the unfavorable impact of currency. Excluding these items, Arnott’s sales increased due to significant growth in savory crackers, partially offset by a decline in chocolate biscuits. Sales of biscuits in Indonesia grew strongly.
In International Soup, Sauces and Beverages, sales in Canada declined primarily due to the unfavorable impact of currency and a decline in the beverage business. In Europe, sales increased as gains in France and Belgium were partially offset by the divestiture of the company’s French sauce and mayonnaise business in September 2008 and the planned exit of the private label business in Germany. Across Europe, sales of branded wet soup increased. In Asia Pacific, sales increased primarily due to gains in Malaysia and Australia.
In North America Foodservice, excluding the impact of currency, sales declined primarily due to the negative impact from discontinuing certain unprofitable products and weakness in the food service sector.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased by $21 million in 2009. As a percent of sales, gross profit decreased from 40.8% in 2008 to 38.7% in 2009. The percentage point decrease was due to an unrealized loss on commodity hedges (approximately 1.2 percentage points), costs related to the initiatives to improve operational efficiency and long-term profitability (approximately 0.3 percentage points), increased promotional spending (approximately 1.2 percentage points), and the impact of cost inflation and other factors (approximately 5.6 percentage points), partially offset by higher selling prices (approximately 4.4 percentage points), productivity improvements (approximately 1.3 percentage points) and mix (approximately 0.5 percentage points).
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 13.6% in 2009 and 13.5% in 2008. Marketing and selling expenses increased 4% in 2009 from 2008. The increase was primarily due to higher advertising expenses (approximately 6 percentage points), partially offset by a decrease in selling and other marketing expenses (approximately 2 percentage points). The higher advertising expenses were primarily in the U.S. soup business.
Administrative Expenses
Administrative expenses as a percent of sales were 6.2% in 2009 and 6.5% in 2008. Administrative expenses decreased by 1% in 2009 from 2008, primarily due to the impact of currency.

Operating Earnings
Segment operating earnings decreased 2% in 2009 from 2008.
An analysis of operating earnings by segment follows:

	(millions)
	2009[1]	2008	% Change

U.S. Soup, Sauces and Beverages	$314	$309	2%
Baking and Snacking	83	72	15
International Soup, Sauces and Beverages	38	51	(25)
North America Foodservice	11	24	(54)

	446	456	(2)
Corporate	(47)	(28)

	$399	$428	(7)%

[1]	Operating earnings by segment include the effect of restructuring related costs of $7 million in North America Foodservice and an unrealized loss on commodity hedges of $26 million in Corporate. See Note (l) for additional information on restructuring charges.
Earnings from U.S. Soup, Sauces and Beverages increased 2% in 2009 versus 2008 due to higher sales and productivity gains, partially offset by cost inflation and higher advertising expenses.
Earnings from Baking and Snacking increased 15% in 2009 versus 2008 driven by growth in Arnott’s and Pepperidge Farm, partially offset by the unfavorable impact of currency.
Earnings from International Soup, Sauces and Beverages decreased 25%, or $13 million, in 2009 versus 2008. The decline in operating earnings was due to the incremental cost to establish businesses in Russia and China, a decline in the Canadian business and the unfavorable impact of currency.
Earnings from North America Foodservice in 2009 declined $13 million, or 54%, from 2008. The current year included $7 million in accelerated depreciation and other exit costs related to the initiatives to improve operational efficiency and long-term profitability. The remaining decline in operating earnings was primarily due to lower sales volumes.
Corporate expenses in 2009 increased from $28 million in 2008 to $47 million. The increase was due to a $26 million unrealized loss on commodity hedging included in the current year, partially offset by lower expenses related to the company’s implementation of the SAP enterprise-resource planning system in North America and gains recognized on foreign currency hedging transactions. Beginning in fiscal 2009, unrealized gains and losses on commodity hedging activities are excluded from segment operating earnings and recorded in unallocated corporate expenses as these open positions represent hedges of future purchases. Upon closing of the contracts, the realized gain or loss is transferred to segment operating earnings. This allows the segments to reflect the economic effects of the hedge without exposure to quarterly volatility of unrealized gains and losses. In prior periods, unrealized gains and losses on commodity hedging activities were not material.

Nonoperating Items
Net interest expense decreased to $32 million from $42 million in the prior year, primarily due to the general decline in short-term rates.
The effective tax rate for the quarter was 29.2% for 2009. The effective rate for the year-ago quarter was 30.6%. The current year included a $12 million benefit resulting from the finalization of the U.S. federal and state tax audits.
Restructuring Charges
On April 28, 2008, the company announced a series of initiatives to improve operational efficiency and long-term profitability, including selling certain salty snack food brands and assets in Australia, closing certain production facilities in Australia and Canada, and streamlining the company’s management structure. As a result of these initiatives, in 2008, the company recorded a restructuring charge of $175 million ($102 million after tax or $.27 per share). The charge consisted of a net loss of $120 million ($64 million after tax) on the sale of certain Australian salty snack food brands and assets, $45 million ($31 million after tax) of employee severance and benefit costs, including the estimated impact of curtailment and other pension charges, and $10 million ($7 million after tax) of property, plant and equipment impairment charges. In addition, approximately $7 million ($5 million after tax or $.01 per share) of costs related to these initiatives were recorded in Cost of products sold, primarily representing accelerated depreciation on property, plant and equipment. The aggregate after-tax impact of restructuring charges and related costs in 2008 was $107 million, or $.28 per share. In the first quarter of 2009, the company recorded approximately $7 million ($5 million after tax or $.01 per share) of costs related to these initiatives in Cost of products sold. Approximately $6 million of the costs represented accelerated depreciation on property, plant and equipment and approximately $1 million related to other exit costs. The company expects to incur additional pre-tax costs of approximately $41 million, consisting of the following: approximately $17 million in employee severance and benefit costs, including the estimated impact of curtailment and other pension charges; approximately $15 million in accelerated depreciation of property, plant and equipment; and approximately $9 million in other exit costs. Of the aggregate $230 million of pre-tax costs for the total program, the company expects approximately $65 million will be cash expenditures, the majority of which will be spent in 2009. The cash outflows related to these programs are not expected to have a material adverse impact on the company’s liquidity. Annual pre-tax benefits are expected to be approximately $15-$20 million beginning in 2009.
In the third quarter of 2008, as part of the previously discussed initiatives, the company entered into an agreement to sell certain Australian salty snack food brands and assets. The transaction was completed on May 12, 2008. Proceeds of the sale were nominal. In connection with this transaction, the company recognized a net loss of $120 million ($64 million after tax) in 2008. The terms of the agreement require the company to provide a loan facility to the buyer of AUD $10 million, or approximately USD $7 million. The facility can be drawn down in AUD $5 million increments, six months and nine months after the closing date. In November 2008, the buyer borrowed AUD $5 million under the facility. Borrowings under the facility are to be repaid five years after the closing date. The company will also provide transition services for approximately one year. See also Note (b) to the Consolidated Financial Statements for additional information.

In April 2008, as part of the previously discussed initiatives, the company announced plans to close the Listowel, Ontario, Canada food plant. The Listowel facility produces primarily frozen products, including soup, entrees, and Pepperidge Farm products, as well as ramen noodles. The facility employed approximately 500 people. The company plans to operate the facility through April 2009 and transition production to its network of North American contract manufacturers and to its Downingtown, Pennsylvania plant. As a result, the company recorded $20 million ($14 million after tax) of employee severance and benefit costs, including the estimated impact of curtailment and other pension charges, and $7 million ($5 million after tax) in accelerated depreciation of property, plant and equipment in 2008. In the first quarter of 2009, the company recorded $6 million ($4 million after tax) in accelerated depreciation of property, plant and equipment and $1 million of other exit costs. The company expects to incur approximately $15 million in additional employee severance and benefit costs, approximately $13 million in accelerated depreciation of property, plant and equipment, and approximately $5 million in other exit costs.
In April 2008, as part of the previously discussed initiatives, the company also announced plans to discontinue the private label biscuit and industrial chocolate production at its Miranda, Australia facility. The company plans to close the Miranda facility, which employed approximately 150 people, by the second quarter of 2009. In connection with this action, the company recorded $10 million ($7 million after tax) of property, plant and equipment impairment charges and $8 million ($6 million after tax) in employee severance and benefit costs in 2008. The company expects to incur an additional $2 million in accelerated depreciation of property, plant, and equipment, and approximately $4 million in other exit costs.
As part of the previously discussed initiatives, the company also plans to streamline its management structure and eliminate certain overhead costs. These actions began in the fourth quarter of 2008 and will be substantially completed in 2009. In connection with this action, the company recorded $17 million ($11 million after tax) in employee severance and benefit costs in 2008. The company expects to incur approximately $2 million of additional employee severance and benefit costs.
The company incurred pre-tax costs of approximately $189 million in 2008 and in 2009 by segment as follows: Baking and Snacking — $144 million, International Soup, Sauces and Beverages — $9 million and North America Foodservice — $36 million. Additional pre-tax costs of $41 million are expected to be incurred by segment are as follows: Baking and Snacking — $7 million, North America Foodservice — $33 million, and $1 million to be allocated among all segments.
See Note (l) to the Consolidated Financial Statements for additional information.

Discontinued Operations
The results of the Godiva Chocolatier business are classified as discontinued operations. Results of the business are summarized below:

October 28,
(millions)	2007

Net sales	$114

Earnings from operations before taxes	$3

Taxes on earnings — operations	(1)

Earnings from discontinued operations	$2

See also Note (b) to the Consolidated Financial Statements for additional information.
Liquidity and Capital Resources
The company used cash from operations of $15 million in 2009, compared to cash generated from operations of $74 million last year. The decrease was due to changes in working capital, primarily accounts payable and accrued income taxes.
Capital expenditures were $35 million in 2009 compared to $40 million a year ago. Capital expenditures in 2009 included expansion of the U.S. beverage production capacity (approximately $3 million), implementation of the SAP enterprise-resource planning system in North America (approximately $2 million) and expansion and enhancements of the company’s corporate headquarters (approximately $1 million). Capital expenditures are expected to be approximately $400 million in 2009.
Net cash provided by investing activities in 2009 includes the proceeds from the sale of the sauce and mayonnaise business in France, net of cash divested.
Excluding shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares, the company repurchased 3 million shares at a cost of $114 million during the period ended November 2, 2008. The majority of these shares were repurchased pursuant to the company’s June 2008 publicly announced share repurchase program. Under this program, the company’s Board of Directors authorized the purchase of up to $1.2 billion of company stock through the end of fiscal 2011. In addition to the June 2008 publicly announced share repurchase program, the company also purchased shares to offset the impact of dilution from shares issued under the company’s stock compensation plans. The company expects to continue this practice in the future. Excluding shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares, the company repurchased 2 million shares and paid $78 million in connection with repurchases in the quarter ended October 28, 2007. The majority of these shares were repurchased pursuant to the company’s November 2005 publicly announced share repurchase program, which was completed during the third quarter of 2008. In addition to the November 2005 publicly announced share repurchase program, the company also purchased shares in the year-ago period to offset the impact of dilution from shares issued under the company’s stock compensation plans. See “Unregistered Sales of Equity Securities and Use of Proceeds” for more information.
At November 2, 2008, the company had $1.1 billion of notes payable due within one year and $28 million of standby letters of credit issued on behalf of the company. The company has a $1.5 billion committed revolving credit facility maturing in 2011, which remains unused at November 2, 2008, except for $28 million of standby letters of credit issued on behalf of the company. This agreement supports the company’s commercial paper programs. One of the syndicate banks under the credit facility is Lehman Brothers Bank, FSB, whose commitment under the credit facility is $57 million. The company is currently seeking a replacement financial institution for this commitment. The company is in compliance with the covenants contained in its revolving credit facility and debt securities.
The company expects that foreseeable liquidity and capital resource requirements, including cash outflows to repurchase shares and pay dividends, will be met through cash and cash equivalents, anticipated cash flows from operations, long-term borrowings under its shelf registration statement, and short-term borrowings, including commercial paper. Despite the recent disruptions in the capital and credit markets, the company expects that its sources of financing are adequate to meet its future liquidity and capital resource requirements. The cost and terms of any future financing arrangements may be negatively impacted by the current capital and credit market disruptions and will depend on the market conditions and the company’s financial position at the time of any future financings.
As of November 2, 2008, the company had $300 million available for issuance under a $1 billion shelf registration statement filed with the Securities and Exchange Commission in June 2002. This June 2002 registration statement expired on December 1, 2008. On November 24, 2008, the company filed a shelf registration statement with the Securities and Exchange Commission for an indeterminate amount of debt securities.
Significant Accounting Estimates
The consolidated financial statements of the company are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. The significant accounting policies of the company are described in Note 1 to the Consolidated Financial Statements and the significant accounting estimates are described in Management’s Discussion and Analysis included in the 2008 Annual Report on Form 10-K. The impact of new accounting standards is discussed in the following section. There have been no other changes in the company’s accounting policies in the current period that had a material impact on the company’s consolidated financial condition or results of operation.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a definition of fair value, provides a framework for measuring fair value and expands the disclosure requirements about fair value measurements. This standard does not require any new fair value measurements but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, FASB Staff Position (FSP) No. FAS 157-2 was issued, which delayed by a year the effective date for certain nonfinancial assets and liabilities. The company adopted SFAS No. 157 for financial assets and liabilities in the first quarter of fiscal 2009. The adoption did not have a material impact on the consolidated financial statements. See Note (n) for additional information. The company is currently evaluating the impact of SFAS No. 157 as it relates to nonfinancial assets and liabilities.
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. The company adopted SFAS No. 159 at the beginning of fiscal 2009. The adoption did not have an impact on the consolidated financial statements.
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
In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The company is currently evaluating the impact of FSP EITF 03-6-1.
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
The company wishes to caution the reader that the following important factors and those important factors described in other Securities and Exchange Commission filings of the company, or in the company’s 2008 Annual Report on Form 10-K, could affect the company’s actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, the company:
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding the company’s exposure to certain market risk, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the 2008 Annual Report on Form 10-K. There have been no significant changes in the company’s portfolio of financial instruments or market risk exposures from the fiscal 2008 year-end.

ITEM 4. CONTROLS AND PROCEDURES
a.	Evaluation of Disclosure Controls and Procedures

The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer and Chief Administrative Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of November 2, 2008 (the “Evaluation Date”). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer and Chief Administrative Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective.
b.	Changes in Internal Controls

During the quarter ended November 2, 2008, as part of the previously announced North American SAP enterprise-resource planning system implementation, the company implemented SAP software at its Willard, Ohio Pepperidge Farm facility. In conjunction with this SAP implementation, the company modified the design, operation and documentation of its internal control over financial reporting. Specifically, the company modified controls in the business processes impacted by the new system, such as user access security, system reporting and authorization and reconciliation procedures. There were no other changes in the company’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, such internal control over financial reporting.

PART II
ITEM 1A. RISK FACTORS
The following risk and uncertainties update those risk and uncertainties previously disclosed in the company’s Annual Report on Form 10-K for the year ended August 3, 2008. These risks and uncertainties, along with those previously disclosed, could materially adversely affect the company’s business, financial condition and results of operations. Additional risk and uncertainties not presently known to the company or that the company currently deems immaterial also may impair the company’s business operations and financial condition.
The company faces risks related to the recent disruptions in the global economy and financial markets.
Current uncertainty in global economic conditions resulting from the recent disruption in financial and credit markets poses risks to the global economy that could impact customer and consumer demand for the company’s products, access to credit markets, and the company’s ability to manage normal commercial relationships with its customers, suppliers and creditors. If the current situation deteriorates significantly, the company’s business could be negatively impacted by a general slow-down in the economy or by disruptions in the business or operations of the company’s customers, suppliers or creditors.
Fluctuations in foreign currency exchange rates could adversely affect the company’s results.
The company holds assets and incurs liabilities, earns revenue, and pays expenses in a variety of currencies other than the U.S. dollar, primarily the Australian dollar, Canadian dollar, and the euro. The company’s consolidated financial statements are presented in U.S. dollars, and therefore the company must translate its assets, liabilities, revenue, and expenses into U.S. dollars for external reporting purposes. As a result, changes in the value of the U.S. dollar may materially and negatively affect the value of these items in the company’s consolidated financial statements, even if their value has not changed in their original currency.
The company may be adversely impacted by increased costs related to its defined benefit pension plans.
The company sponsors a number of defined benefit pension plans for employees in the United States and various foreign locations. The major defined benefit pension plans are funded with trust assets invested in a globally diversified portfolio of securities and other investments. Changes in regulatory requirements or the market value of plan assets, investment returns, interest rates and mortality rates may affect the funded status of the company’s defined benefit pension plans and cause volatility in the net periodic benefit cost and future funding requirements of the plans. A significant increase in the company’s obligations or future funding requirements could have a material adverse effect on the financial results of the company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

					Approximate
					Dollar Value of
				Total Number of	Shares that May
	Total			Shares Purchased	Yet Be Purchased
	Number	Average		as Part of Publicly	Under the Plans
	of Shares	Price Paid		Announced Plans	or Programs
Period	Purchased(1)	Per Share(2)		or Programs(3)	($ in millions)(3)
8/04/08 — 8/31/08	1,051,360 (4)	$37.23	(4)	1,050,000	$1,161
9/1/08 — 9/30/08	1,395,738 (5)	$38.51	(5)	448,400	$1,144
10/1/08 — 11/02/08	1,218,212 (6)	$37.77	(6)	692,970	$1,118

Total	3,665,310	$37.90		2,191,370	$1,118

(1)	Includes (i) 835,498 shares repurchased in open-market transactions to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 638,442 shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted shares. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the company’s shares on the date of vesting.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)	During the first quarter of fiscal 2009, the company had one publicly announced share repurchase program. Under this program, which was announced on June 30, 2008, the company’s Board of Directors authorized the purchase of up to $1.2 billion of company stock through the end of fiscal 2011. In addition to the publicly announced share repurchase program, the company will continue to purchase shares, under separate authorization, as part of its practice of buying back shares sufficient to offset shares issued under incentive compensation plans.

(4)	Includes 1,360 shares owned and tendered by employees at an average price per share of $37.13 to satisfy tax withholding requirements on the vesting of restricted shares.

(5)	Includes (i) 311,600 shares repurchased in open-market transactions at an average price of $38.43 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 635,738 shares owned and tendered by employees at an average price per share of $38.60 to satisfy tax withholding requirements on the vesting of restricted shares.

(6)	Includes (i) 523,898 shares repurchased in open-market transactions at an average price of $37.91 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 1,344 shares owned and tendered by employees at an average price per share of $37.26 to satisfy tax withholding requirements on the vesting of restricted shares.

ITEM 6. EXHIBITS

10(a)	2003 Long-Term Incentive Plan Time-Lapse Restricted Stock Unit Agreement, dated as of November 1, 2008, between the company and B. Craig Owens.

10(b)	Amendment to the Severance Protection Agreement between the company and Douglas R. Conant, dated as of February 26, 2008. All of the other executives listed under the heading “Executive Officers of the Company” in the Form 10-K (SEC file number 1-3822) for the fiscal year ended August 3, 2008 have executed amendments that are, in all material respects, the same as Mr. Conant’s.

10(c)	Form of U.S. Severance Protection Agreement, which is applicable to executives hired after March 1, 2008.

10(d)	Form of Non-U.S. Severance Protection Agreement, which is applicable to executives hired after March 1, 2008.

31(a)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(b)	Certification of B. Craig Owens pursuant to Rule 13a-14(a).

32(a)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of B. Craig Owens pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL SOUP COMPANY
Date: December 11, 2008	By:	/s/ B. Craig Owens
B. Craig Owens
Senior Vice President — Chief Financial Officer and Chief Administrative Officer

	By:	/s/ Ellen Oran Kaden
Ellen Oran Kaden
Senior Vice President — Law and Government Affairs

INDEX TO EXHIBITS
Exhibits

10(a)	2003 Long-Term Incentive Plan Time-Lapse Restricted Stock Unit Agreement, dated as of November 1, 2008, between the company and B. Craig Owens.

10(b)	Amendment to the Severance Protection Agreement between the company and Douglas R. Conant, dated as of February 26, 2008. All of the other executives listed under the heading “Executive Officers of the Company” in the Form 10-K (SEC file number 1-3822) for the fiscal year ended August 3, 2008 have executed amendments that are, in all material respects, the same as Mr. Conant’s.

10(c)	Form of U.S. Severance Protection Agreement, which is applicable to executives hired after March 1, 2008.

10(d)	Form of Non-U.S. Severance Protection Agreement, which is applicable to executives hired after March 1, 2008.

31(a)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(b)	Certification of B. Craig Owens pursuant to Rule 13a-14(a).

32(a)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of B. Craig Owens pursuant to 18 U.S.C. Section 1350.