Form 10-Q
period 2009-02-01
CAMPBELL SOUP CO
filed 2009-03-11
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 1, 2009	Commission File Number 1-3822

New Jersey State of Incorporation	21-0419870 I.R.S. Employer Identification No.
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
Yes ☐ No ☑
There were 353,414,904 shares of Capital Stock outstanding as of March 6, 2009.

PART I.
ITEM 1. FINANCIAL INFORMATION
CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Six Months Ended
	February 1,	January 27,	February 1,	January 27,
	2009	2008	2009	2008

Net sales	$2,122	$2,218	$4,372	$4,403

Costs and expenses
Cost of products sold	1,285	1,329	2,664	2,622
Marketing and selling expenses	315	319	622	615
Administrative expenses	138	141	278	282
Research and development expenses	27	25	56	52
Other (income) / expense	2	4	(2)	4

Total costs and expenses	1,767	1,818	3,618	3,575

Earnings before interest and taxes	355	400	754	828
Interest, net	25	42	57	84

Earnings before taxes	330	358	697	744
Taxes on earnings	101	98	208	216

Earnings from continuing operations	229	260	489	528
Earnings from discontinued operations	4	14	4	16

Net earnings	$233	$274	$493	$544

Per share — basic
Earnings from continuing operations	$.65	$.69	$1.37	$1.40
Earnings from discontinued operations	.01	.04	.01	.04

Net earnings	$.66	$.73	$1.38	$1.44

Dividends	$.25	$.22	$.50	$.44

Weighted average shares outstanding — basic	355	377	356	378

Per share — assuming dilution
Earnings from continuing operations	$.63	$.67	$1.34	$1.36
Earnings from discontinued operations	.01	.04	.01	.04

Net earnings	$.64	$.71	$1.35	$1.41

Weighted average shares outstanding — assuming dilution	362	386	364	387

See Notes to Consolidated Financial Statements.
The sum of the individual per share amounts does not equal net earnings per share due to rounding.

CAMPBELL SOUP COMPANY CONSOLIDATED
Balance Sheets
(unaudited)
(millions, except per share amounts)

	February 1,	August 3,
	2009	2008

Current assets
Cash and cash equivalents	$80	$81
Accounts receivable	658	570
Inventories	751	829
Other current assets	149	172
Current assets held for sale	—	41

Total current assets	1,638	1,693

Plant assets, net of depreciation	1,760	1,939
Goodwill	1,646	1,998
Other intangible assets, net of amortization	543	605
Other assets	324	211
Non-current assets held for sale	—	28

Total assets	$5,911	$6,474

Current liabilities
Notes payable	$754	$982
Payable to suppliers and others	504	655
Accrued liabilities	499	655
Dividend payable	90	81
Accrued income taxes	18	9
Current liabilities held for sale	—	21

Total current liabilities	1,865	2,403

Long-term debt	1,957	1,633
Other liabilities, including deferred income taxes of $381 and $354	1,052	1,119
Non-current liabilities held for sale	—	1

Total liabilities	4,874	5,156

Shareowners’ equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20
Additional paid-in capital	303	337
Earnings retained in the business	8,221	7,909
Capital stock in treasury, at cost	(6,972)	(6,812)
Accumulated other comprehensive loss	(535)	(136)

Total shareowners’ equity	1,037	1,318

Total liabilities and shareowners’ equity	$5,911	$6,474

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Cash Flows
(unaudited)
(millions)

	Six Months Ended
	February 1,	January 27,
	2009	2008
Cash flows from operating activities:
Net earnings	$493	$544
Adjustments to reconcile net earnings to operating cash flow
Stock-based compensation	44	39
Resolution of tax matters (Note j)	—	(13)
Depreciation and amortization	133	138
Deferred income taxes	53	21
Other, net	24	37
Changes in working capital
Accounts receivable	(144)	(241)
Inventories	23	3
Prepaid assets	22	18
Accounts payable and accrued liabilities	(169)	(50)
Pension fund contributions	(4)	(38)
Payments for hedging activities	(47)	(4)
Other	(10)	(12)

Net cash provided by operating activities	418	442

Cash flows from investing activities:
Purchases of plant assets	(98)	(90)
Sales of plant assets	—	2
Sale of business, net of cash divested (Note b)	38	—
Other, net	(2)	2

Net cash used in investing activities	(62)	(86)

Cash flows from financing activities:
Net short-term borrowings	47	60
Long-term borrowings (repayments)	300	(40)
Repayments of notes payable	(300)	—
Dividends paid	(171)	(162)
Treasury stock purchases	(295)	(203)
Treasury stock issuances	69	19
Excess tax benefits on stock-based compensation	17	4
Other, net	(4)	—

Net cash used in financing activities	(337)	(322)

Effect of exchange rate changes on cash	(20)	8

Net change in cash and cash equivalents	(1)	42
Cash and cash equivalents — beginning of period	81	71
Cash balance of discontinued operations — end of period	—	(18)

Cash and cash equivalents — end of period	$80	$95

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Shareowners’ Equity
(unaudited)
(millions, except per share amounts)

						Earnings	Accumulated
	Capital Stock				Additional	Retained	Other	Total
	Issued		In Treasury		Paid-in	in the	Comprehensive	Shareowners’
	Shares	Amount	Shares	Amount	Capital	Business	Income (Loss)	Equity

Balance at July 29, 2007	542	$20	(163)	$(6,015)	$331	$7,082	$(123)	$1,295

Comprehensive income (loss)
Net earnings						544		544
Foreign currency translation adjustments, net of tax							71	71
Cash-flow hedges, net of tax							8	8
Pension and postretirement benefits, net of tax							3	3

Other comprehensive income							82	82

Total comprehensive income								626

Impact of adoption of FIN 48 (Note j)						(6)		(6)
Dividends ($.44 per share)						(169)		(169)
Treasury stock purchased			(6)	(203)				(203)
Treasury stock issued under management incentive and stock option plans			2	46	6			52

Balance at January 27, 2008	542	$20	(167)	$(6,172)	$337	$7,451	$(41)	$1,595

Balance at August 3, 2008	542	$20	(186)	$(6,812)	$337	$7,909	$(136)	$1,318

Comprehensive income (loss)
Net earnings						493		493
Foreign currency translation adjustments, net of tax							(409)	(409)
Cash-flow hedges, net of tax							(13)	(13)
Pension and postretirement benefits, net of tax							23	23

Other comprehensive loss							(399)	(399)

Total comprehensive income								94

Dividends ($.50 per share)						(181)		(181)
Treasury stock purchased			(9)	(295)				(295)
Treasury stock issued under management incentive and stock option plans			4	135	(34)			101

Balance at February 1, 2009	542	$20	(191)	$(6,972)	$303	$8,221	$(535)	$1,037

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Notes to Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)
(a)	Basis of Presentation / Accounting Policies

The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the indicated periods. All such adjustments are of a normal recurring nature. The accounting policies used in preparing these financial statements are consistent with those applied in the Annual Report on Form 10-K for the year ended August 3, 2008, except for the adoption of Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements” and SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115.” See Notes (c) and (n) for additional information. Certain reclassifications were made to the prior year amounts to conform with the current year presentation. The results for the period are not necessarily indicative of the results to be expected for other interim periods or the full year. There were 53 weeks in 2008. There will be 52 weeks in 2009.

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

The company recognized a $4 tax benefit in Earnings from discontinued operations during the three-month period ended February 1, 2009. The benefit was a result of an adjustment to the tax liability associated with the sale of the Godiva Chocolatier business.

Results of discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	February 1,	January 27,	February 1,	January 27,
	2009	2008	2009	2008

Net sales	$—	$189	$—	$303

Earnings from operations before taxes	$—	$33	$—	$36

Taxes on earnings — operations	—	(14)	—	(15)

Costs associated with the sale	—	(9)	—	(9)

Tax benefit from sale of business	4	4	4	4

Earnings from discontinued operations	$4	$14	$4	$16

Other Divestitures

In the third quarter of 2008, the company entered into an agreement to sell certain Australian salty snack food brands and assets. The transaction, which was completed on May 12, 2008, included the following salty snack brands: Cheezels, Thins, Tasty Jacks, French Fries, and Kettle Chips, certain other assets and the assumption of liabilities. Proceeds of the sale were nominal. The business had annual net sales of approximately $150. In connection with this transaction, the company recognized a pre-tax loss of $120 ($64 after tax or $.17 per share) in 2008. See also Note (l). The terms of the agreement require the company to provide a loan facility to the buyer of AUD $10, or approximately USD $6. The facility can be drawn down in AUD $5 increments, six months and nine months after the closing date. In November 2008, the buyer borrowed AUD $5 under the facility. Borrowings under the facility are to be repaid five years after the closing date. The company will also provide transition services for approximately one year.

In July 2008, the company entered into an agreement to sell its sauce and mayonnaise business comprised of products sold under the Lesieur brand in France. The sale was completed on September 29, 2008 and resulted in $36 of proceeds. The purchase price was subject to working capital and other post-closing adjustments, which resulted in an additional $6 of proceeds. The business had annual net sales of approximately $70. The assets and liabilities of this business were reflected as assets and liabilities held for sale in the consolidated balance sheet as of August 3, 2008 and are comprised of the following:

Accounts receivable	$32
Inventories	8
Prepaids	1

Current assets	$41

Plant assets, net of depreciation	$13
Goodwill and intangible assets	15

Non-current assets	$28

Accounts payable	$18
Accrued liabilities	3

Current liabilities	$21

Deferred income taxes	$1

Non-current liabilities	$1

(c)	Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. The company adopted SFAS No. 159 at the beginning of fiscal 2009. The company elected not to adopt the fair value option under SFAS No. 159 for eligible financial assets and liabilities.

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

In December 2008, the FASB issued FSP FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which provides additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. The disclosures required by FSP FAS 132(R)-1 include a description of how investment allocation decisions are made, major categories of plan assets, valuation techniques used to measure the fair value of plan assets, the impact of measurements using significant unobservable inputs and concentrations of risk within plan assets. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. The company is currently evaluating the impact of FSP FAS 132(R)-1.

(d)	Stock-based Compensation

The company provides compensation benefits by issuing unrestricted stock, restricted stock and restricted stock units (including EPS performance restricted stock/units and total shareowner return (TSR) performance restricted stock/units). In previous fiscal years, the company also issued stock options and stock appreciation rights to provide compensation benefits.

Total pre-tax stock-based compensation recognized in Earnings from continuing operations was $19 for the three-month periods ended February 1, 2009 and January 27, 2008. Tax related benefits of $7 were also recognized for the three-month periods ended February 1, 2009 and January 27, 2008. Total pre-tax stock-based compensation recognized in Earnings from continuing operations was $44 and $37 for the six-month periods ended February 1, 2009 and January 27, 2008, respectively. Tax related benefits of $16 and $14 were also recognized for the six-month periods ended February 1, 2009 and January 27, 2008, respectively. Stock-based compensation associated with discontinued operations was $1 after tax for the three-month and six-month periods ended January 27, 2008. Cash received from the exercise of stock options was $69 and $19 for the six-month periods ended February 1, 2009 and January 27, 2008, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

The following table summarizes stock option activity as of February 1, 2009:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
(options in thousands)	Options	Exercise Price	Contractual Life	Value

Outstanding at August 3, 2008	20,705	$27.42
Granted	—	—
Exercised	(2,597)	$26.86
Terminated	(77)	$47.60

Outstanding at February 1, 2009	18,031	$27.41	3.8	$61

Exercisable at February 1, 2009	18,031	$27.41	3.8	$61

The total intrinsic value of options exercised during the six-month periods ended February 1, 2009, and January 27, 2008 was $30 and $8, respectively. As of February 1, 2009, compensation related to stock options was fully expensed. The company measured the fair value of stock options using the Black-Scholes option pricing model.

The following table summarizes time-lapse restricted stock/units and EPS performance restricted stock/units as of February 1, 2009:

		Weighted-Average
		Grant-Date
(restricted stock/units in thousands)	Shares/Units	Fair Value

Nonvested at August 3, 2008	2,331	$34.30
Granted	1,154	$39.79
Vested	(1,028)	$34.15
Forfeited	(83)	$36.64

Nonvested at February 1, 2009	2,374	$36.94

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

As of February 1, 2009, total remaining unearned compensation related to nonvested time-lapse restricted stock/units and EPS performance restricted stock/units was $56, which will be amortized over the weighted-average remaining service period of 1.9 years. The fair value of restricted stock/units vested during the six-month periods ended February 1, 2009 and January 27, 2008 was $39 and $34, respectively. The weighted-average grant-date fair value of the restricted stock/units granted during the six-month period ended January 27, 2008 was $36.90.

The following table summarizes TSR performance restricted stock/units as of February 1, 2009:

		Weighted-Average
		Grant-Date
(restricted stock/units in thousands)	Shares/Units	Fair Value

Nonvested at August 3, 2008	3,549	$30.09
Granted	1,158	$47.20
Vested	(1,184)	$29.01
Forfeited	(97)	$35.89

Nonvested at February 1, 2009	3,426	$36.08

The fair value of TSR performance restricted stock/units is estimated at the grant date using a Monte Carlo simulation. Expense is recognized on a straight-line basis over the service period. As of February 1, 2009, total remaining unearned compensation related to TSR performance restricted stock/units was $71, which will be amortized over the weighted-average remaining service period of 2.2 years. During the six-month period ended February 1, 2009, recipients of TSR performance restricted stock/units earned 125% of their initial grants based upon the company’s total shareowner return ranking in a performance peer group during a three-year period ended July 31, 2008. As a result, approximately 280,000 additional shares were awarded. The total fair value of TSR performance restricted stock/units vested during the six-month period ended February 1, 2009 was $57. The grant-date fair value of TSR performance restricted stock/units granted during the six-month period ended January 27, 2008 was $34.64.

(e)	Goodwill and Intangible Assets

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	February 1, 2009		August 3, 2008
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization[1]:
Other	$11	$(7)	$12	$(7)

Intangible assets not subject to amortization:
Trademarks	$539		$600

[1]	Amortization related to these assets was less than $1 for the six-month periods ended February 1, 2009 and January 27, 2008. The estimated aggregated amortization expense for each of the five succeeding fiscal years is less than $1 per year. Asset useful lives range from ten to twenty years.

Changes in the carrying amount for goodwill for the period ended February 1, 2009 are as follows:

	U.S. Soup,		International	North
	Sauces and	Baking and	Soup, Sauces	America
	Beverages	Snacking	and Beverages	Foodservice	Total

Balance at August 3, 2008	$434	$744	$674	$146	$1,998

Foreign currency translation adjustment	—	(232)	(120)	—	(352)

Balance at February 1, 2009	$434	$512	$554	$146	$1,646

(f)	Comprehensive Income

Total comprehensive income comprises net earnings, net foreign currency translation adjustments, adjustments to net unrealized gains (losses) on cash-flow hedges and adjustments to net unamortized pension and postretirement benefits.

Total comprehensive income for the three-month periods ended February 1, 2009 and January 27, 2008, was $206 and $265, respectively. Total comprehensive income for the six-month periods ended February 1, 2009 and January 27, 2008, was $94 and $626, respectively.

The components of Accumulated other comprehensive loss consisted of the following:

	February 1,	August 3,
	2009	2008

Foreign currency translation adjustments, net of tax[1]	$(168)	$241
Cash-flow hedges, net of tax[2]	(8)	5
Unamortized pension and postretirement benefits, net of tax:[3]
Net actuarial loss	(355)	(376)
Prior service cost	(4)	(6)

Total Accumulated other comprehensive loss	$(535)	$(136)

[1]	Includes a tax expense of $1 as of February 1, 2009 and $10 as of August 3, 2008.

[2]	Includes a tax benefit of $6 as of February 1, 2009 and a tax expense of $3 as of August 3, 2008.

[3]	Includes a tax benefit of $196 as of February 1, 2009 and $205 as of August 3, 2008.

(g)	Earnings Per Share

For the periods presented in the Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and restricted stock programs, except when such effect would be antidilutive. Stock options to purchase 1.6 million and 1 million shares of capital stock for the three-month and six-month periods ended February 1, 2009, respectively, and stock options to purchase 1 million shares of capital stock for both the three-month and six-month periods ended January 27, 2008 were not included in the calculation of diluted earnings per share because the exercise price of the stock options exceeded the average market price of the capital stock and therefore, the effect would be antidilutive.

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
February 1, 2009

	Three Months Ended		Six Months Ended
		Earnings		Earnings
		Before Interest		Before Interest
	Net Sales	and Taxes[2]	Net Sales	and Taxes[2]

U.S. Soup, Sauces and Beverages	$1,128	$270	$2,326	$584

Baking and Snacking	440	53	949	136

International Soup, Sauces and Beverages	391	50	771	88

North America Foodservice	163	10	326	21

Corporate [1]	—	(28)	—	(75)

Total	$2,122	$355	$4,372	$754

January 27, 2008

	Three Months Ended		Six Months Ended
		Earnings		Earnings
		Before Interest		Before Interest
	Net Sales	and Taxes	Net Sales	and Taxes

U.S. Soup, Sauces and Beverages	$1,093	$286	$2,190	$595

Baking and Snacking	491	68	1,023	140

International Soup, Sauces and Beverages	458	61	848	112

North America Foodservice	176	20	342	44

Corporate [1]	—	(35)	—	(63)

Total	$2,218	$400	$4,403	$828

[1]	Represents unallocated corporate expenses. The six-month period ended February 1, 2009 includes unrealized losses on commodity hedges of $26.

[2]	Earnings before interest and taxes by segment include restructuring related costs of $6 in North America Foodservice and $2 in Baking and Snacking for the three-month period ended February 1, 2009. Earnings before interest and taxes by segment include restructuring related costs of $13 in North America Foodservice and $2 in Baking and Snacking for the six-month period ended February 1, 2009. See Note (l) for additional information on restructuring charges.

(i)	Inventories

	February 1, 2009	August 3, 2008

Raw materials, containers and supplies	$279	$313
Finished products	472	516

	$751	$829

(j)	Taxes on Earnings

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

In the three-month period ended January 27, 2008, the company finalized a favorable state tax agreement that resulted in a $13 benefit.

(k)	Accounting for Derivative Instruments

The company utilizes certain derivative financial instruments to enhance its ability to manage risk including interest rate, foreign currency, commodity and certain equity-linked deferred compensation exposures that exist as part of ongoing business operations. A description of the company’s use of derivative instruments is included in the Annual Report on Form 10-K for the year ended August 3, 2008.

Interest Rate Swaps

The notional amount of outstanding fair-value interest rate swaps at February 1, 2009 totaled $500 with a maximum maturity date of October 2013. The fair value of such instruments was a gain of $43 as of February 1, 2009.

In June 2008, the company entered into two forward starting interest rate swap contracts with a combined notional value of $200 to hedge an anticipated debt offering in fiscal 2009. These swaps were settled as of November 2, 2008, at a loss of $13. In January 2009, the company issued $300 ten-year 4.50% notes. The loss on the swap contracts will be amortized over the life of the debt as additional interest expense.

Foreign Currency Contracts

The fair value of foreign exchange forward and cross-currency swap contracts accounted for as cash-flow hedges was a gain of $11 at February 1, 2009. The notional amount was $314 at February 1, 2009.

The company also enters into certain foreign exchange forward and variable-to-variable cross-currency swap contracts that are not designated as accounting hedges. These instruments are primarily intended to reduce volatility of certain intercompany financing transactions. The fair value of these instruments was a gain of $81 at February 1, 2009. The notional amount was $627 at February 1, 2009.
Foreign exchange forward contracts typically have maturities of less than eighteen months. Cross-currency swap contracts mature in 2009 through August 2013. Principal currencies include the Canadian dollar, euro, Australian dollar, Swedish krona, New Zealand dollar, British pound and Japanese yen.
Commodities
The company enters into certain commodity futures contracts to reduce volatility of price fluctuations for commodities such as natural gas, soybean oil, corn, wheat, aluminum, soybean meal, heating oil and cocoa. Commodity futures contracts are typically accounted for as cash-flow hedges or are not designated as accounting hedges. The notional amount of commodity futures contracts was $105 at February 1, 2009 and the fair value was a loss of $35. The company recorded a loss of $26 in the Statements of Earnings related to the fair value of open contracts for the six-month period ended February 1, 2009.
As of February 1, 2009, the accumulated derivative net loss in other comprehensive loss for cash-flow hedges, including the foreign exchange forward and cross-currency contracts, commodity futures contracts, forward starting swap contracts, and treasury lock agreements was $8, net of tax. As of August 3, 2008, the accumulated derivative net gain in other comprehensive income was $5, net of tax. Reclassifications from Accumulated other comprehensive income (loss) into the Statements of Earnings during the quarter ended February 1, 2009 were not material. Reclassifications during the remainder of 2009 are not expected to be material. At February 1, 2009, the maximum maturity date of any cash-flow hedge was August 2013.
(l)	Restructuring Charges

On April 28, 2008, the company announced a series of initiatives to improve operational efficiency and long-term profitability, including selling certain salty snack food brands and assets in Australia, closing certain production facilities in Australia and Canada, and streamlining the company’s management structure. As a result of these initiatives, in 2008, the company recorded a restructuring charge of $175 ($102 after tax or $.27 per share). The charge consisted of a net loss of $120 ($64 after tax) on the sale of certain Australian salty snack food brands and assets, $45 ($31 after tax) of employee severance and benefit costs, including the estimated impact of curtailment and other pension charges, and $10 ($7 after tax) of property, plant and equipment impairment charges. In addition, approximately $7 ($5 after tax or $.01 per share) of costs related to these initiatives were recorded in Cost of products sold, primarily representing accelerated depreciation on property, plant and equipment. The aggregate after-tax impact of restructuring charges and related costs in 2008 was $107, or $.28 per share. In the first and second quarters of 2009, the company recorded approximately $15 ($10 after tax or $.03 per share) of costs related to these initiatives in Cost of products sold. Approximately $13 of the costs represented accelerated depreciation on property, plant and equipment and approximately $2 related to other exit costs. The company expects to incur additional pre-tax costs of approximately $23, consisting of the following: approximately $13 in employee severance and benefit costs, including the estimated impact of curtailment and other pension charges; approximately $4 in accelerated depreciation of property, plant and equipment; and approximately $6 in other exit costs. Of the aggregate $220 of pre-tax costs for the total program, the company expects approximately $50 will be cash expenditures, the majority of which will be spent in 2009.
A summary of the pre-tax costs is as follows:

			Recognized	Remaining
	Total	Change in	as of	Costs to be
	Program	Estimate[1]	February 1, 2009	Recognized

Severance pay and benefits	$62	$(4)	$(45)	$13

Asset impairment/accelerated depreciation	158	(4)	(150)	4

Other exit costs	10	(2)	(2)	6

Total	$230	$(10)	$(197)	$23

[1]	Primarily due to foreign currency translation.
Details of the components of the program are as follows:
In the third quarter of 2008, as part of the previously discussed initiatives, the company entered into an agreement to sell certain Australian salty snack food brands and assets. The transaction was completed on May 12, 2008. Proceeds of the sale were nominal. See also Note (b).
In April 2008, as part of the previously discussed initiatives, the company announced plans to close the Listowel, Ontario, Canada food plant. The Listowel facility produces primarily frozen products, including soup, entrees, and Pepperidge Farm products, as well as ramen noodles. The facility employed approximately 500 people. The company plans to operate the facility through April 2009 and transition production to its network of North American contract manufacturers and to its Downingtown, Pennsylvania plant. As a result, the company recorded $20 ($14 after tax) of employee severance and benefit costs, including the estimated impact of curtailment and other pension charges, and $7 ($5 after tax) in accelerated depreciation of property, plant and equipment in 2008. In the first and second quarters of 2009, the company recorded $12 ($8 after tax) in accelerated depreciation of property, plant and equipment and $1 of other exit costs. The company expects to incur approximately $13 in additional employee severance and benefit costs, approximately $4 in accelerated depreciation of property, plant and equipment, and approximately $3 in other exit costs.
In April 2008, as part of the previously discussed initiatives, the company also announced plans to discontinue the private label biscuit and industrial chocolate production at its Miranda, Australia facility. The company closed the Miranda facility, which employed approximately 150 people, in the second quarter of 2009. In connection with this action, the company recorded $10 ($7 after tax) of property, plant and equipment impairment charges and $8 ($6 after tax) in employee severance and benefit costs in 2008. In the second quarter of 2009, the company recorded $1 in accelerated depreciation of property, plant and equipment and $1 of other exit costs. The company expects to incur an additional $3 in other exit costs.
As part of the previously discussed initiatives, the company is streamlining its management structure and eliminating certain overhead costs. These actions began in the fourth quarter of 2008 and will be substantially completed in 2009. In connection with this action, the company recorded $17 ($11 after tax) in employee severance and benefit costs in 2008.
A summary of restructuring activity and related reserves at February 1, 2009 is as follows:

				Foreign
	Accrued			Currency	Accrued
	Balance at	2009	Cash	Translation	Balance at
	August 3, 2008	Charge	Payments	Adjustment	February 1, 2009

Severance pay and benefits	$37	—	(12)	(8)	$17

Asset impairment/accelerated depreciation	—	13			—

Other exit costs	—	2			—

	$37	$15			$17

A summary of total charges by reportable segment is as follows:

	U.S. Soup,		International	North
	Sauces and	Baking and	Soup, Sauces	America
	Beverages	Snacking	and Beverages	Foodservice	Total

Severance pay and benefits	$—	$14	$9	$22	$45

Asset impairment/accelerated depreciation	—	131	—	19	150

Other exit costs	—	1	—	1	2

	$—	$146	$9	$42	$197

The company expects to incur additional pre-tax costs of approximately $23 by segment as follows: Baking and Snacking — $3 and North America Foodservice — $20. The total pre-tax costs of $220 expected to be incurred by segment is as follows: Baking and Snacking — $149, International Soup, Sauces and Beverages — $9 and North America Foodservice — $62.

(m)	Pension and Postretirement Medical Benefits

The company sponsors certain defined benefit plans and postretirement medical benefit plans for employees. Components of benefit expense were as follows:

	Pension		Postretirement
	February 1,	January 27,	February 1,	January 27,
Three Months Ended	2009	2008	2009	2008

Service cost	$12	$12	$1	$1
Interest cost	30	30	6	6
Expected return on plan assets	(41)	(42)	—	—
Amortization of prior service cost	—	1	—	—
Recognized net actuarial loss	5	4	—	—
Curtailment loss	—	2	—	—
Special termination benefits	—	4	—	—

Net periodic benefit expense	$6	$11	$7	$7

	Pension		Postretirement
	February 1,	January 27,	February 1,	January 27,
Six Months Ended	2009	2008	2009	2008

Service cost	$23	$24	$2	$2
Interest cost	61	59	11	11
Expected return on plan assets	(82)	(84)	—	—
Amortization of prior service cost	1	1	—	—
Recognized net actuarial loss	9	10	—	—
Curtailment loss	—	2	—	—
Special termination benefits	—	4	—	—

Net periodic benefit expense	$12	$16	$13	$13

The curtailment loss and special termination benefits related to the sale of the Godiva Chocolatier business and were included in discontinued operations.
Contributions to the U.S. pension plans are not required this fiscal year. Contributions of $4 were made to the non-U.S. plans as of February 1, 2009. Contributions to non-U.S. plans are expected to be $5 during the remainder of the fiscal year.

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

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels are as follows:
•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
The adoption of SFAS No. 157 did not have a material impact on the consolidated financial statements.
The financial assets and liabilities subject to fair value measurements are as follows:

	Fair Value	Fair Value Measurements at 2/1/09
	as of	Using Fair Value Hierarchy
	2/1/09	Level 1	Level 2	Level 3
Assets:
Interest rate swaps[1]	$43	$—	$43	$—
Foreign currency forward contracts[2]	8	—	8	—
Cross-currency swap contracts[3]	99	—	99	—
Deferred compensation derivatives[5]	1	—	1	—

Total	$151	$—	$151	$—

Liabilities:
Commodity derivatives[4]	$35	$35	$—	$—
Foreign currency forward contracts[2]	2	—	2	—
Cross-currency swap contracts[3]	13	—	13	—
Deferred compensation obligation[6]	148	74	74	—

Total	$198	$109	$89	$—

[1]	Based on LIBOR swap rates.

[2]	Based on observable market transactions of spot currency rates and forward rates.

[3]	Based on observable local benchmarks for currency and interest rates.

[4]	Based on quoted futures exchanges.

[5]	Based on LIBOR and equity index swap rates.

[6]	Based on the fair value of the participants’ investments.

(o)	Supplemental Cash Flow Information

Other cash used in operating activities for the six-month periods is comprised of the following:

	February 1, 2009	January 27, 2008

Benefit related payments	$(19)	$(17)
Other	9	5

	$(10)	$(12)

(p)	Share Repurchase Programs

In June 2008, the company’s Board of Directors authorized the purchase of up to $1,200 of company stock through fiscal 2011. This program began in fiscal 2009. In addition to this publicly announced program, the company repurchases shares to offset the impact of dilution from shares issued under the company’s stock compensation plans.

During the six-month period ended February 1, 2009, the company repurchased 9 million shares at a cost of $295. Of this amount, $197 were repurchased pursuant to the company’s June 2008 publicly announced share repurchase program. Approximately $1,003 remains available under this program as of February 1, 2009.

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
In July 2008, the company entered into an agreement to sell its sauce and mayonnaise business comprised of products sold under the Lesieur brand in France. The sale was completed on September 29, 2008 and resulted in $36 million of proceeds. The purchase price was subject to working capital and other post-closing adjustments, which resulted in an additional $6 million of proceeds. The business had annual net sales of approximately $70 million. See Note (b) to the Consolidated Financial Statements for additional information.
Results of Operations
Net earnings were $233 million for the second quarter ended February 1, 2009, versus $274 million in the comparable quarter a year ago. Net earnings per share were $.64 compared to $.71 a year ago. (All earnings per share amounts included in Management’s Discussion and Analysis are presented on a diluted basis.) Net sales decreased 4% to $2.1 billion in 2009 from $2.2 billion last year.
The following items impacted the comparability of net earnings and net earnings per share:
Continuing Operations
•	In the second quarter of fiscal 2009, the company recorded pre-tax restructuring related costs of $8 million ($5 million after tax or $.01 per share) associated with the previously announced initiatives to improve operational efficiency and long-term profitability. In the six-months ended February 1, 2009, the company recorded pre-tax restructuring related costs of $15 million ($10 million after tax or $.03 per share). See Note (l) to the Consolidated Financial Statements and “Restructuring Charges” for additional information;
•	In the second quarter of 2008, the company recognized a non-cash tax benefit of $13 million ($.03 per share) from the favorable resolution of a state tax contingency in the United States;
Discontinued Operations
•	In the second quarter of fiscal 2009, the company recorded a $4 million tax benefit ($.01 per share) related to the sale of the Godiva Chocolatier business; and

•	In the second quarter of 2008, the company recognized costs of $9 million ($5 after tax or $.01 per share) associated with the sale of the Godiva Chocolatier business.

The items impacting comparability are summarized below:

	Three Months Ended
	2009		2008
(millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact

Earnings from continuing operations	$229	$0.63	$260	$0.67

Earnings from discontinued operations	$4	$0.01	$14	$0.04

Net earnings	$233	$0.64	$274	$0.71

Continuing operations:

Restructuring related costs	$5	$0.01	$—	$—

Benefit from resolution of state tax contingency	—	—	(13)	(0.03)

Discontinued operations:

Tax benefit from sale of Godiva Chocolatier business	$(4)	$(0.01)	$—	$—

Costs associated with the sale of Godiva Chocolatier business	—	—	5	0.01

Impact of significant items on net earnings[1]	$1	$0.01	$8	$(0.02)

[1]	The sum of the individual per share amounts does not equal due to rounding.
The company reported earnings from continuing operations of $229 million for the second quarter ended February 1, 2009, versus $260 million in the comparable quarter a year ago. Earnings per share from continuing operations were $.63 compared to $.67 a year ago. After factoring in the items impacting comparability, earnings from continuing operations decreased primarily due to the unfavorable impact of currency. After factoring in the items impacting comparability, earnings per share from continuing operations in the current quarter benefited from a reduction in the weighted average diluted shares outstanding, which was primarily due to share repurchases utilizing the net proceeds from the divestiture of the Godiva Chocolatier business and the company’s strategic share repurchase programs. Earnings per share from continuing operations were negatively impacted by $.04 from currency translation.
Earnings from discontinued operations of $4 million for the second quarter ended February 1, 2009 represented an adjustment to the tax liability associated with the sale of the Godiva Chocolatier business. Earnings from discontinued operations were $14 million in the comparable quarter a year ago and included costs associated with the sale of the Godiva Chocolatier business and operating performance. Earnings per share from discontinued operations were $.01 compared to $.04 a year ago.
After factoring in the items impacting comparability, net earnings and net earnings per share decreased. Net earnings per share were negatively impacted by $.04 from currency translation. Net earnings per share in the current quarter benefited from a reduction in the weighted average diluted shares outstanding primarily due to share repurchases utilizing the net proceeds from the divestiture of the Godiva Chocolatier business and the company’s strategic share repurchase programs.
Currency translation could continue to impact fiscal 2009 results. Approximately 25 to 30 percent of sales and earnings are from non-U.S. operations. Given the strength and volatility of the U.S. dollar against the principal foreign currencies where the company operates, including the Australian dollar, the Canadian dollar and the euro, fluctuations in foreign currency exchange rates can have a significant impact on reported results. Given the market volatility, it is difficult to forecast the impact of currency. If currency exchange rates were to remain the same as at quarter end, currency translation would negatively impact sales and net earnings per share growth rates by approximately 5 percentage points in fiscal 2009.

	Six Months Ended
	2009		2008
(millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact

Earnings from continuing operations	$489	$1.34	$528	$1.36

Earnings from discontinued operations	$4	$0.01	$16	$0.04

Net earnings[1]	$493	$1.35	$544	$1.41

Continuing operations:

Restructuring related costs	$10	$0.03	$—	$—

Unrealized losses on commodity hedges	16	0.04	—	—

Benefit from resolution of state tax contingency	—	—	(13)	(0.03)

Discontinued operations:

Tax benefit from the sale of Godiva Chocolatier business	$(4)	$(0.01)	$—	$—

Costs associated with the sale of Godiva Chocolatier business	—	—	5	0.01

Impact of significant items on net earnings	$22	$0.06	$(8)	$(0.02)

[1]	The sum of the individual per share amounts does not equal due to rounding.
For the six-months ended February 1, 2009, net earnings were $493 million compared to $544 million a year ago. Net earnings per share were $1.35 compared to $1.41 a year ago. Net sales decreased 1% to $4.372 billion in 2009 from $4.403 billion last year.
For the six-months ended February 1, 2009, earnings from continuing operations were $489 million compared to $528 million a year ago. Earnings per share from continuing operations were $1.34 compared to $1.36 a year ago. After factoring in the items impacting comparability, earnings from continuing operations were flat compared to the prior year while earnings per share from continuing operations in the current period increased due to the benefit from a reduction in the weighted average diluted shares outstanding, which was primarily due to share repurchases utilizing the net proceeds from the divestiture of the Godiva Chocolatier business and the company’s strategic share repurchase programs. Earnings per share from continuing operations were negatively impacted by $.05 from currency translation.

For the six-months ended February 1, 2009, earnings from discontinued operations of $4 million represented an adjustment to the tax liability associated with the sale of the Godiva Chocolatier business. Earnings from discontinued operations were $16 million in 2008 and included costs associated with the sale of the Godiva Chocolatier business and operating performance. Earnings per share from discontinued operations were $.01 in 2009 and $.04 in 2008.
After factoring in the items impacting comparability, net earnings declined primarily due to the unfavorable impact of currency while net earnings per share increased. Net earnings per share were negatively impacted by $.05 from currency translation. Net earnings per share benefited from a reduction in the weighted average diluted shares outstanding, which was primarily due to share repurchases utilizing the net proceeds from the divestiture of the Godiva Chocolatier business and the company’s strategic share repurchase programs.
Developments in Key Strategic Initiatives
The company continues to implement previously announced plans and programs intended to advance its seven key strategies to achieve long-term sustainable sales and earnings growth. Consistent with its strategic focus on wellness, quality and convenience, the company is pursuing initiatives designed to meet the growing consumer interest in health and nutrition. In the first six months of fiscal 2009, the company continued to support the introduction of Campbell’s Select Harvest, a line of ready-to-serve soups with lower sodium, and Campbell’s V8 soups, a line of 100% vegetable soups in aseptic packaging. The company also lowered the sodium level in its entire line of condensed children’s soups, expanded the availability of its gravity-feed shelving systems for condensed, ready-to-serve and convenience soup products, and introduced a new line of Swanson stock. Commencing in fiscal 2010, the company plans to further reduce the sodium level in a number of its soup products. The sodium level in the company’s iconic Campbell’s condensed tomato soup will be reduced by 32% to the healthy level of sodium (defined by the U.S. government as 480 mg per serving) while maintaining its classic taste profile. The company also plans to reduce the sodium level in its Campbell’s V8 soups to 480 mg per serving and in its Healthy Request soups from 480 mg to 410 mg per servings, further enhancing the nutritional profile of both lines. Similarly, the company plans to restage its line of Campbell’s Chunky soups to make them heartier and healthier, with enhanced vegetable and protein content. Finally, the company plans to launch five new or restaged varieties of light condensed soup and to make a number of changes to its Campbell’s Select Harvest soup and its Swanson broth offerings, enhancing their consumer appeal. The focus on wellness, quality and convenience is not limited to the company’s soup products, as the company continues to emphasize the health credentials of many of its other products, such as V8 beverages and many of its Pepperidge Farm products.

SECOND QUARTER
Sales
An analysis of net sales by reportable segment follows:

	(millions)
	2009	2008	% Change

U.S. Soup, Sauces and Beverages	$1,128	$1,093	3%
Baking and Snacking	440	491	(10)
International Soup, Sauces and Beverages	391	458	(15)
North America Foodservice	163	176	(7)

	$2,122	$2,218	(4)%

An analysis of percent change of net sales by reportable segment follows:

			International
	U.S. Soup,	Baking	Soup,	North
	Sauces and	and	Sauces and	America
	Beverages	Snacking	Beverages	Foodservice	Total
Volume and Mix	(3)%	(1)%	(5)%	(9)%	(3)%
Price and Sales Allowances	10	9	5	6	9
(Increased)/Decreased Promotional Spending [1]	(4)	(2)	1	(1)	(3)
Currency	—	(8)	(13)	(3)	(5)
Divestitures	—	(8)	(3)	—	(2)

	3%	(10)%	(15)%	(7)%	(4)%

[1]	Represents revenue reductions from trade promotion and consumer coupon redemption programs.
In U.S. Soup, Sauces and Beverages, total soup sales increased 4 percent. U.S. soup sales, especially condensed soup sales, were negatively impacted by reductions in certain retailer inventory levels during the quarter. Sales of condensed soups increased 1 percent with gains in cooking varieties, as consumers ate more meals at home. Sales of ready-to-serve soups increased 7 percent due to the successful launches of Campbell’s Select Harvest soups and Campbell’s V8 soups, and gains in Campbell’s Chunky canned soups. These gains were partially offset by declines in sales of the convenience platform, which includes soups in microwavable bowls and cups. The Wolfgang Puck soup, stock and broth business acquired in June 2008 contributed modestly to soup sales growth. Broth sales increased 3 percent due to the introduction of Swanson cooking stock, partially offset by increased promotional spending in response to competitive activity. Beverage sales increased slightly following double-digit growth a year ago. The sales increase was driven by the strong performance of V8 V-Fusion juice and growth in V8 Splash juice drinks, partially offset by declines in V8 vegetable juice and Campbell’s tomato juice. Prego pasta sauce sales increased. Sales of Pace Mexican sauces were unchanged. Sales of both sauce products were significantly impacted by reductions in certain retailer inventory levels.

In Baking and Snacking, Pepperidge Farm achieved sales growth with gains in the cookies and crackers and bakery businesses. In the cookies and crackers business, sales increased driven by double-digit gains in Goldfish snack crackers and in Milano cookies, as well as the introduction of Baked Naturals, an adult savory snack cracker. The bakery business delivered sales growth behind whole-grain and swirl breads. On an as reported basis, Arnott’s sales declined due to the divestiture of certain salty snack food brands in May 2008 and the unfavorable impact of currency. Excluding these items, Arnott’s sales increased due to growth in all categories: savory, chocolate, and sweet. Sales of biscuits in Indonesia grew strongly.
In International Soup, Sauces and Beverages, sales decreased in Europe primarily due to the unfavorable impact of currency, the divestiture of the company’s French sauce and mayonnaise business in September 2008, and lower sales in Germany. In Canada, sales declined due to the unfavorable impact of currency, partially offset by gains in the soup business. In Asia Pacific, sales increased primarily due to gains in the Australian soup business and Malaysia, partially offset by the unfavorable impact of currency.
In North America Foodservice, excluding the impact of currency, sales declined primarily due to weakness in the food service sector.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased from $889 million in 2008 to $837 million in 2009. As a percent of sales, gross profit decreased from 40.1% in 2008 to 39.4% in 2009. The percentage point decrease was due to costs related to the initiatives to improve operational efficiency and long-term profitability (approximately 0.4 percentage points), increased promotional spending (approximately 1.5 percentage points), and the impact of cost inflation and other factors (approximately 6.1 percentage points), partially offset by higher selling prices (approximately 5.6 percentage points) and productivity improvements (approximately 1.7 percentage points).
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 14.8% in 2009 and 14.4% in 2008. Marketing and selling expenses decreased 1% in 2009 from 2008. The decrease was primarily due to the impact of currency (approximately 4 percentage points), partially offset by higher advertising expenses (approximately 3 percentage points). The higher advertising expenses were primarily in the U.S. soup and sauces businesses.
Administrative Expenses
Administrative expenses as a percent of sales were 6.5% in 2009 and 6.4% in 2008. Administrative expenses decreased by 2% in 2009 from 2008, primarily due to the impact of currency (approximately 4 percentage points), partially offset by the incremental cost to establish businesses in Russia and China (approximately 2 percentage points).

Operating Earnings
An analysis of operating earnings by reportable segment follows:

	(millions)
	2009[1]	2008	% Change

U.S. Soup, Sauces and Beverages	$270	$286	(6)%
Baking and Snacking	53	68	(22)
International Soup, Sauces and Beverages	50	61	(18)
North America Foodservice	10	20	(50)

	383	435	(12)
Corporate	(28)	(35)

	$355	$400	(11)%

[1]	Operating earnings by segment include restructuring related costs of $2 million in Baking and Snacking and $6 million in North America Foodservice. See Note (l) for additional information on restructuring charges.
Earnings from U.S. Soup, Sauces and Beverages decreased 6% in 2009 versus 2008, as higher costs, including advertising associated with the introduction of new products in the U.S. Soup business, were partially offset by increased sales.
Earnings from Baking and Snacking decreased 22% in 2009 versus 2008. The current quarter included $2 million in accelerated depreciation and other exit costs related to the initiatives to improve operational efficiency and long-term profitability. The remaining decrease was due to a decline in Pepperidge Farm and the unfavorable impact of currency, partially offset by significant growth in Arnott’s.
Earnings from International Soup, Sauces and Beverages decreased 18%, or $11 million, in 2009 versus 2008. The decline in operating earnings was due to the unfavorable impact of currency. Excluding the impact of currency, operating earnings increased in Europe, reflecting the benefit of cost savings initiatives, and in Canada, primarily offset by incremental cost to establish businesses in Russia and China.
Earnings from North America Foodservice in 2009 declined $10 million, or 50%, from 2008. The current quarter included $6 million in accelerated depreciation and other exit costs related to the initiatives to improve operational efficiency and long-term profitability. The remaining decline in operating earnings was primarily due to lower sales volumes.
Corporate expenses in 2009 decreased from $35 million in 2008 to $28 million. The decrease was primarily due to lower expenses associated with the implementation of the SAP enterprise-resource planning system in North America.
Nonoperating Items
Net interest expense decreased to $25 million from $42 million in the prior year, primarily due to significantly lower short-term interest rates.

The effective tax rate for the quarter was 30.6% in 2009. The effective rate for the year-ago quarter was 27.4%. The prior-year quarter included a $13 million tax benefit from the favorable resolution of a state tax matter.
SIX MONTHS
Sales
An analysis of net sales by reportable segment follows:

	(millions)
	2009	2008	% Change

U.S. Soup, Sauces and Beverages	$2,326	$2,190	6%
Baking and Snacking	949	1,023	(7)
International Soup, Sauces and Beverages	771	848	(9)
North America Foodservice	326	342	(5)

	$4,372	$4,403	(1)%

An analysis of percent change of net sales by reportable segment follows:

			International
	U.S. Soup,	Baking	Soup,	North
	Sauces and	and	Sauces and	America
	Beverages	Snacking	Beverages	Foodservice	Total
Volume and Mix	—%	(1)%	(2)%	(8)%	(1)%
Price and Sales Allowances	9	9	4	6	8
Increased Promotional Spending [1]	(3)	(2)	(1)	(1)	(3)
Currency	—	(5)	(8)	(2)	(3)
Divestitures	—	(8)	(2)	—	(2)

	6%	(7)%	(9)%	(5)%	(1)%

[1]	Represents revenue reductions from trade promotion and consumer coupon redemption programs.
In U.S. Soup, Sauces and Beverages, total U.S. soup sales increased 8% as ready-to-serve soup sales increased 7%, condensed soup sales increased 8% and broth sales increased 13%. The ready-to-serve soup sales increase was primarily due to the successful launches of Campbell’s Select Harvest soups and Campbell’s V8 soups, partially offset by declines in Chunky canned soups and in the convenience platform. In condensed, sales increased in both cooking and eating varieties. The increase in broth sales was driven by the continued success of the base business and the introduction of Swanson stock products. The Wolfgang Puck soup, stock and broth business acquired in June 2008 contributed modestly to soup sales growth. Beverage sales increased slightly, following double-digit growth a year ago. The increase was driven by continued double-digit growth in V8 V-Fusion juice, partially offset by declines in V8 vegetable juice and Campbell’s tomato juice. Prego pasta sauce sales increased due to growth in Prego Heart Smart varieties. Sales of Pace Mexican sauces increased primarily due to the introduction of a new line of specialty salsas.
In Baking and Snacking, Pepperidge Farm achieved sales growth with gains in the cookies and crackers and bakery businesses. In the cookies and crackers business, sales increased due to gains in Goldfish snack crackers, as well as the introduction of Baked Naturals, an adult savory snack cracker. The bakery business delivered sales growth behind whole-grain and swirl breads. On an as reported basis, Arnott’s sales declined due to the divestiture of certain salty snack food brands in May 2008 and the unfavorable impact of currency. Excluding these items, Arnott’s sales increased due to growth in savory crackers. Sales of biscuits in Indonesia grew strongly.
In International Soup, Sauces and Beverages, sales declined primarily due to the impact of currency and divestitures. Excluding currency and divestitures, sales increased as gains in Asia Pacific and Canada were partially offset by declines in Europe.
In North America Foodservice, excluding the impact of currency, sales declined primarily due to the negative impact from discontinuing certain unprofitable products and weakness in the food service sector.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased from $1.781 billion in 2008 to $1.708 billion in 2009. As a percent of sales, gross profit decreased from 40.4% in 2008 to 39.1% in 2009. The percentage point decrease was due to unrealized losses on commodity hedges (approximately 0.6 percentage points), costs related to the initiatives to improve operational efficiency and long-term profitability (approximately 0.3 percentage points), increased promotional spending (approximately 1.4 percentage points) and the impact of cost inflation and other factors (approximately 5.7 percentage points), partially offset by higher selling prices (approximately 5.0 percentage points), productivity improvements (approximately 1.3 percentage points) and mix (approximately 0.4 percentage points).
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 14.2% in 2009 and 14.0% in 2008. Marketing and selling expenses increased 1% in 2009 from 2008. The increase was primarily due to higher advertising expenses (approximately 5 percentage points), partially offset by the impact of currency (approximately 2 percentage points) and a decrease in selling and other marketing expenses (approximately 2 percentage points). The higher advertising expenses were primarily in the U.S. soup business.
Administrative Expenses
Administrative expenses as a percent of sales were 6.4% in 2009 and in 2008. Administrative expenses decreased by 1% in 2009 from 2008, primarily due to the impact of currency (approximately 2 percentage points), partially offset by the incremental cost to establish businesses in Russia and China.

Operating Earnings
An analysis of operating earnings by reportable segment follows:

	(millions)
	2009[1]	2008	% Change

U.S. Soup, Sauces and Beverages	$584	$595	(2)%
Baking and Snacking	136	140	(3)
International Soup, Sauces and Beverages	88	112	(21)
North America Foodservice	21	44	(52)

	829	891	(7)
Corporate	(75)	(63)

	$754	$828	(9)%

[1]	Operating earnings by segment include restructuring related costs of $2 million in Baking and Snacking and $13 million in North America Foodservice and unrealized losses on commodity hedges of $26 million in Corporate. See Note (l) for additional information on restructuring charges.
Earnings from U.S. Soup, Sauces and Beverages were $584 million in 2009 compared to $595 million in 2008. The decrease in operating earnings was due to an inflation-driven decline in gross margin percentage and higher levels of advertising for new product launches, partially offset by higher sales.
Earnings from Baking and Snacking decreased 3% in 2009 from 2008 to $136 million. The current year included $2 million in accelerated depreciation and other exit costs related to the initiatives to improve operational efficiency and long-term profitability. The remaining decrease in operating earnings was primarily due to the unfavorable impact of currency. Excluding currency, significant growth in Arnott’s was partially offset by a decline in Pepperidge Farm.
Earnings from International Soup, Sauces and Beverages decreased 21% in 2009 versus 2008. The decrease was primarily due to the incremental cost to establish businesses in Russia and China and the unfavorable impact of currency, partially offset by gains in Europe and Asia Pacific.
Earnings from North America Foodservice in 2009 declined $23 million, or 52%, from 2008. The current year included $13 million in accelerated depreciation and other exit costs related to the initiatives to improve operational efficiency and long-term profitability. The remaining decline in operating earnings was primarily due to lower sales volumes.
Corporate expenses in 2009 increased from $63 million in 2008 to $75 million in 2009. The increase was due to $26 million unrealized losses on commodity hedging included in the current year, partially offset by lower expenses related to the company’s implementation of the SAP enterprise-resource planning system in North America. Beginning in fiscal 2009, unrealized gains and losses on commodity hedging activities are excluded from segment operating earnings and recorded in unallocated corporate expenses as these open positions represent hedges of future purchases. Upon closing of the contracts, the realized gain or loss is transferred to segment operating earnings. This allows the segments to reflect the economic effects of the hedge without exposure to quarterly volatility of unrealized gains and losses. In prior periods, unrealized gains and losses on commodity hedging activities were not material.
Nonoperating Items
Net interest expense decreased to $57 million from $84 million in the prior year, primarily due to lower interest rates.
The effective tax rate for the six months was 29.8% in 2009. The effective tax rate for the six months was 29.0% in 2008. The prior-year rate included a $13 million benefit from the favorable resolution of a state tax matter.
Restructuring Charges
On April 28, 2008, the company announced a series of initiatives to improve operational efficiency and long-term profitability, including selling certain salty snack food brands and assets in Australia, closing certain production facilities in Australia and Canada, and streamlining the company’s management structure. As a result of these initiatives, in 2008, the company recorded a restructuring charge of $175 million ($102 million after tax or $.27 per share). The charge consisted of a net loss of $120 million ($64 million after tax) on the sale of certain Australian salty snack food brands and assets, $45 million ($31 million after tax) of employee severance and benefit costs, including the estimated impact of curtailment and other pension charges, and $10 million ($7 million after tax) of property, plant and equipment impairment charges. In addition, approximately $7 million ($5 million after tax or $.01 per share) of costs related to these initiatives were recorded in Cost of products sold, primarily representing accelerated depreciation on property, plant and equipment. The aggregate after-tax impact of restructuring charges and related costs in 2008 was $107 million, or $.28 per share. In the first and second quarters of 2009, the company recorded approximately $15 million ($10 million after tax or $.03 per share) of costs related to these initiatives in Cost of products sold. Approximately $13 million of the costs represented accelerated depreciation on property, plant and equipment and approximately $2 million related to other exit costs. The company expects to incur additional pre-tax costs of approximately $23 million, consisting of the following: approximately $13 million in employee severance and benefit costs, including the estimated impact of curtailment and other pension charges; approximately $4 million in accelerated depreciation of property, plant and equipment; and approximately $6 million in other exit costs. Of the aggregate $220 million of pre-tax costs for the total program, the company expects approximately $50 million will be cash expenditures, the majority of which will be spent in 2009. The cash outflows related to these programs are not expected to have a material adverse impact on the company’s liquidity. Annual pre-tax benefits are expected to be approximately $15-$20 million beginning in 2009.
In the third quarter of 2008, as part of the previously discussed initiatives, the company entered into an agreement to sell certain Australian salty snack food brands and assets. The transaction was completed on May 12, 2008. Proceeds of the sale were nominal. In connection with this transaction, the company recognized a net loss of $120 million ($64 million after tax) in 2008. The terms of the agreement require the company to provide a loan facility to the buyer of AUD $10 million, or approximately USD $6 million. The facility can be drawn down in AUD $5 million increments, six months and nine months after the closing date. In November 2008, the buyer borrowed AUD $5 million under the facility. Borrowings under the facility are to be repaid five years after the closing date. The company will also provide transition services for approximately one year. See also Note (b) to the Consolidated Financial Statements for additional information.
In April 2008, as part of the previously discussed initiatives, the company announced plans to close the Listowel, Ontario, Canada food plant. The Listowel facility produces primarily frozen products, including soup, entrees, and Pepperidge Farm products, as well as ramen noodles. The facility employed approximately 500 people. The company plans to operate the facility through April 2009 and transition production to its network of North American contract manufacturers and to its Downingtown, Pennsylvania plant. As a result, the company recorded $20 million ($14 million after tax) of employee severance and benefit costs, including the estimated impact of curtailment and other pension charges, and $7 million ($5 million after tax) in accelerated depreciation of property, plant and equipment in 2008. In the first and second quarters of 2009, the company recorded $12 million ($8 million after tax) in accelerated depreciation of property, plant and equipment and $1 million of other exit costs. The company expects to incur approximately $13 million in additional employee severance and benefit costs, approximately $4 million in accelerated depreciation of property, plant and equipment, and approximately $3 million in other exit costs.
In April 2008, as part of the previously discussed initiatives, the company also announced plans to discontinue the private label biscuit and industrial chocolate production at its Miranda, Australia facility. The company closed the Miranda facility, which employed approximately 150 people, in the second quarter of 2009. In connection with this action, the company recorded $10 million ($7 million after tax) of property, plant and equipment impairment charges and $8 million ($6 million after tax) in employee severance and benefit costs in 2008. In the second quarter of 2009, the company recorded $1 million in accelerated depreciation of property, plant and equipment and $1 million of other exit costs. The company expects to incur an additional $3 million in other exit costs.
As part of the previously discussed initiatives, the company is streamlining its management structure and eliminating certain overhead costs. These actions began in the fourth quarter of 2008 and will be substantially completed in 2009. In connection with this action, the company recorded $17 million ($11 million after tax) in employee severance and benefit costs in 2008.
The company incurred pre-tax costs of approximately $197 million in 2008 and in 2009 by segment as follows: Baking and Snacking — $146 million, International Soup, Sauces and Beverages — $9 million and North America Foodservice — $42 million. Additional pre-tax costs of $23 million are expected to be incurred by segment are as follows: Baking and Snacking — $3 million and North America Foodservice — $20 million.
See Note (l) to the Consolidated Financial Statements for additional information.

Discontinued Operations
The results of the Godiva Chocolatier business are classified as discontinued operations. Results of the business are summarized below:

	Three Months Ended		Six Months Ended
(millions)	February 1, 2009	January 27, 2008	February 1, 2009	January 27, 2008

Net sales	$—	$189	$—	$303

Earnings from operations before taxes	$—	$33	$—	$36

Taxes on earnings — operations	—	(14)	—	(15)

Costs associated with the sale	—	(9)	—	(9)

Tax benefit from sale of business	4	4	4	4

Earnings from discontinued operations	$4	$14	$4	$16

The company recognized a $4 million tax benefit in Earnings from discontinued operations during the quarter ended February 1, 2009. The benefit was a result of an adjustment to the tax liability associated with the sale of the Godiva Chocolatier business. See Note (b) to the Consolidated Financial Statements for additional information.
Liquidity and Capital Resources
The company generated cash from operations of $418 million compared to $442 million last year. The decrease was primarily due to lower net earnings.
Capital expenditures were $98 million compared to $90 million a year ago. Capital expenditures in 2009 included expansion of the U.S. beverage production capacity (approximately $14 million) and expansion and enhancements of the company’s corporate headquarters (approximately $4 million). Capital expenditures are expected to be approximately $370 million in 2009.
Net cash provided by investing activities in 2009 includes the proceeds from the sale of the sauce and mayonnaise business in France, net of cash divested.
Excluding shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares, the company repurchased 9 million shares at a cost of $295 million during the six-month period ended February 1, 2009. The majority of these shares were repurchased pursuant to the company’s June 2008 publicly announced share repurchase program. Under this program, the company’s Board of Directors authorized the purchase of up to $1.2 billion of company stock through the end of fiscal 2011. In addition to the June 2008 publicly announced share repurchase program, the company also purchased shares to offset the impact of dilution from shares issued under the company’s stock compensation plans. The company expects to continue this practice in the future. Excluding shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares, the company repurchased 6 million shares and paid $203 million in connection with repurchases in the six-month period ended January 27, 2008. The majority of these shares were repurchased pursuant to the company’s November

2005 publicly announced share repurchase program, which was completed during the third quarter of 2008. In addition to the November 2005 publicly announced share repurchase program, the company also purchased shares in the year-ago period to offset the impact of dilution from shares issued under the company’s stock compensation plans. See “Unregistered Sales of Equity Securities and Use of Proceeds” for more information.
At February 1, 2009, the company had $754 million of notes payable due within one year and $27 million of standby letters of credit issued on behalf of the company. The company has a $1.5 billion committed revolving credit facility maturing in 2011, which remains unused at February 1, 2009, except for $27 million of standby letters of credit issued on behalf of the company. This agreement supports the company’s commercial paper programs. The company is in compliance with the covenants contained in its revolving credit facility and debt securities.
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
In November 2008, the company filed a shelf registration statement with the Securities and Exchange Commission that registered an indeterminate amount of debt securities. The registration statement replaced a previous registration statement that expired on December 1, 2008.
In January 2009, the company issued $300 million of 4.5% Notes due January 2019 under the November 2008 registration statement. The net proceeds of this debt issuance were used to repay a portion of the company’s outstanding indebtedness under its short-term commercial paper program and for other general corporate purposes.
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
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. The company adopted SFAS No. 159 at the beginning of fiscal 2009. The company elected not to adopt the fair value option under SFAS No. 159 for eligible financial assets and liabilities.
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
In December 2008, the FASB issued FSP FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which provides additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. The disclosures required by FSP FAS 132(R)-1 include a description of how investment allocation decisions are made, major categories of plan assets, valuation techniques used to measure the fair value of plan assets, the impact of measurements using significant unobservable inputs and concentrations of risk within plan assets. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. The company is currently evaluating the impact of FSP FAS 132(R)-1.
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

The company wishes to caution the reader that the following important factors and those important factors described in other Securities and Exchange Commission filings of the company, or in the company’s 2008 Annual Report on Form 10-K, could affect the company’s actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, the company:
•	the impact of strong competitive response to the company’s efforts to leverage its brand power with product innovation, promotional programs and new advertising, and of changes in consumer demand for the company’s products;

•	the risks in the marketplace associated with trade and consumer acceptance of product improvements, shelving initiatives and new product introductions;

•	the company’s ability to achieve sales and earnings guidance, which are based on assumptions about sales volume, product mix, the development and success of new products, the impact of marketing and pricing actions and product costs;

•	the company’s ability to realize projected cost savings and benefits, including those contemplated by restructuring programs and other cost-savings initiatives;

•	the company’s ability to successfully manage changes to its business processes, including selling, distribution, product capacity, information management systems and the integration of acquisitions;

•	the increased significance of certain of the company’s key trade customers;

•	the impact of inventory management practices by the company’s trade customers;

•	the impact of fluctuations in the supply and inflation in energy, raw and packaging materials cost;

•	the risks associated with portfolio changes and completion of acquisitions and divestitures;

•	the uncertainties of litigation described from time to time in the company’s Securities and Exchange Commission filings;

•	the impact of changes in currency exchange rates, tax rates, interest rates, debt and equity markets, inflation rates, economic conditions and other external factors; and

•	the impact of unforeseen business disruptions in one or more of the company’s markets due to political instability, civil disobedience, armed hostilities, natural disasters or other calamities.
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

ITEM 4. CONTROLS AND PROCEDURES
a.	Evaluation of Disclosure Controls and Procedures

The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer and Chief Administrative Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 1, 2009 (the “Evaluation Date”). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer and Chief Administrative Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective.

b.	Changes in Internal Controls

During the quarter ended February 1, 2009, as part of the previously announced North American SAP enterprise-resource planning system implementation, the company implemented SAP software at its Downers Grove, Illinois Pepperidge Farm facility. In conjunction with this SAP implementation, the company modified the design, operation and documentation of its internal control over financial reporting. Specifically, the company modified controls in the business processes impacted by the new system, such as user access security, system reporting and authorization and reconciliation procedures. There were no other changes in the company’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, such internal control over financial reporting.

PART II
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

					Approximate
					Dollar Value of
				Total Number of	Shares that May
	Total			Shares Purchased	Yet Be Purchased
	Number	Average		as Part of Publicly	Under the Plans
	of Shares	Price Paid		Announced Plans	or Programs
Period	Purchased(1)	Per Share(2)		or Programs(3)	($ in millions)(3)
11/3/08 — 11/30/08	672,663 (4)	$37.37	(4)	422,100	$1,102
12/1/08 — 12/31/08	3,723,357 (5)	$29.43	(5)	2,342,340	$1,033
1/1/09 — 2/1/09	1,571,373 (6)	$29.64	(6)	1,016,400	$1,003

Total	5,967,393	$30.38		3,780,840	$1,003

(1)	Includes (i) 2,147,187 shares repurchased in open-market transactions to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 39,366 shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted shares. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the company’s shares on the date of vesting.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)	During the second quarter of fiscal 2009, the company had one publicly announced share repurchase program. Under this program, which was announced on June 30, 2008, the company’s Board of Directors authorized the purchase of up to $1.2 billion of company stock through the end of fiscal 2011. In addition to the publicly announced share repurchase program, the company will continue to purchase shares, under separate authorization, as part of its practice of buying back shares sufficient to offset shares issued under incentive compensation plans.

(4)	Includes (i) 247,927 shares repurchased in open-market transactions at an average price of $37.37 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 2,636 shares owned and tendered by employees at an average price per share of $38.09 to satisfy tax withholding requirements on the vesting of restricted shares.

(5)	Includes (i) 1,375,660 shares repurchased in open-market transactions at an average price of $29.43 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 5,357 shares owned and tendered by employees at an average price per share of $30.77 to satisfy tax withholding requirements on the vesting of restricted shares.

(6)	Includes (i) 523,600 shares repurchased in open-market transactions at an average price of $29.63 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 31,373 shares owned and tendered by employees at an average price per share of $30.15 to satisfy tax withholding requirements on the vesting of restricted shares.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
a.	The company’s Annual Meeting of Shareowners was held on November 20, 2008.

b.	The matters voted upon and the results of the vote are as follows:
Election of Directors

	Number of Shares
Name	For	Withheld
Edmund M. Carpenter	317,799,806	4,434,348
Paul R. Charron	320,088,232	2,145,922
Douglas R. Conant	318,929,033	3,305,121
Bennett Dorrance	317,831,651	4,402,503
Harvey Golub	318,900,327	3,333,827
Randall W. Larrimore	321,037,147	1,197,007
Mary Alice D. Malone	318,887,167	3,346,987
Sara Mathew	320,967,981	1,266,173
David C. Patterson	320,941,572	1,292,582
Charles R. Perrin	320,216,589	2,017,565
A. Barry Rand	320,138,192	2,095,962
George Strawbridge, Jr.	318,783,913	3,450,241
Les C. Vinney	320,348,661	1,885,493
Charlotte C. Weber	318,033,662	4,200,492
Ratification of Appointment of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm

				Broker Non-
	For	Against	Abstentions	Votes

Ratification of PricewaterhouseCoopers LLP	318,414,532	3,630,438	189,184	0

Approval of an Amendment to the 2005 Long-Term Incentive Plan

				Broker Non-
	For	Against	Abstentions	Votes

Approval of an Amendment to the 2005 Long-Term Incentive Plan	273,673,246	21,430,406	439,809	26,690,693

Approval of Performance Goals for the 2003 Long-Term Incentive Plan

				Broker Non-
	For	Against	Abstentions	Votes
Approval of Performance Goals for the 2003 Long-Term Incentive Plan	287,441,180	7,669,910	432,371	26,690,693

ITEM 6. EXHIBITS

3(i)	Campbell Soup Company By-Laws, effective as of November 20, 2008, were filed with the SEC with a Form 8-K (SEC file number 1-3822) on October 8, 2008, and are incorporated herein by reference.

10(a)	Campbell Soup Company Mid-Career Hire Pension Plan, as amended and restated effective January 1, 2009.

10(b)	Campbell Soup Company Deferred Compensation Plan II, effective January 1, 2009.

10(c)	Campbell Soup Company Supplemental Employees’ Retirement Plan, as amended and restated effective January 1, 2009.

10(d)	Campbell Soup Company Severance Pay Plan for Salaried Employees, as amended and restated effective January 1, 2009.

31(a)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(b)	Certification of B. Craig Owens pursuant to Rule 13a-14(a).

32(a)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of B. Craig Owens pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL SOUP COMPANY
Date: March 11, 2009	By:	/s/ B. Craig Owens
B. Craig Owens
Senior Vice President — Chief Financial Officer and Chief Administrative Officer

	By:	/s/ Ellen Oran Kaden
Ellen Oran Kaden
Senior Vice President — Law and Government Affairs

INDEX TO EXHIBITS
Exhibits

3(i)	Campbell Soup Company By-Laws, effective as of November 20, 2008, were filed with the SEC with a Form 8-K (SEC file number 1-3822) on October 8, 2008, and are incorporated herein by reference.

10(a)	Campbell Soup Company Mid-Career Hire Pension Plan, as amended and restated effective January 1, 2009.

10(b)	Campbell Soup Company Deferred Compensation Plan II, effective January 1, 2009.

10(c)	Campbell Soup Company Supplemental Employees’ Retirement Plan, as amended and restated effective January 1, 2009.

10(d)	Campbell Soup Company Severance Pay Plan for Salaried Employees, as amended and restated effective January 1, 2009.

31(a)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(b)	Certification of B. Craig Owens pursuant to Rule 13a-14(a).

32(a)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of B. Craig Owens pursuant to 18 U.S.C. Section 1350.