Form 10-Q
period 2009-05-03
CAMPBELL SOUP CO
filed 2009-06-10
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 3, 2009	Commission File Number 1-3822

New Jersey State of Incorporation	21-0419870 I.R.S. Employer Identification No.
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Yes ☐ No ☑
There were 350,316,839 shares of Capital Stock outstanding as of June 4, 2009.

PART I.
ITEM 1. FINANCIAL INFORMATION
CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	May 3,	April 27,	May 3,	April 27,
	2009	2008	2009	2008

Net sales	$1,686	$1,880	$6,058	$6,283

Costs and expenses
Cost of products sold	1,001	1,154	3,665	3,776
Marketing and selling expenses	246	284	868	899
Administrative expenses	129	158	407	440
Research and development expenses	27	30	83	82
Other expenses / (income)	(3)	—	(5)	4
Restructuring charges	—	172	—	172

Total costs and expenses	1,400	1,798	5,018	5,373

Earnings before interest and taxes	286	82	1,040	910
Interest, net	26	37	83	121

Earnings before taxes	260	45	957	789
Taxes on earnings	86	(9)	294	207

Earnings from continuing operations	174	54	663	582
Earnings from discontinued operations	—	478	4	494

Net earnings	$174	$532	$667	$1,076

Per share — basic
Earnings from continuing operations	$.50	$.14	$1.87	$1.54
Earnings from discontinued operations	—	1.28	.01	1.31

Net earnings	$.50	$1.43	$1.88	$2.85

Dividends	$.25	$.22	$.75	$.66

Weighted average shares outstanding — basic	350	373	354	377

Per share — assuming dilution
Earnings from continuing operations	$.49	$.14	$1.84	$1.51
Earnings from discontinued operations	—	1.25	.01	1.28

Net earnings	$.49	$1.40	$1.85	$2.79

Weighted average shares outstanding — assuming dilution	354	381	361	385

See Notes to Consolidated Financial Statements.
The sum of the individual per share amounts does not equal net earnings per share due to rounding.

CAMPBELL SOUP COMPANY CONSOLIDATED
Balance Sheets
(unaudited)
(millions, except per share amounts)

	May 3,	August 3,
	2009	2008

Current assets
Cash and cash equivalents	$61	$81
Accounts receivable	518	570
Inventories	720	829
Other current assets	149	172
Current assets held for sale	—	41

Total current assets	1,448	1,693

Plant assets, net of depreciation	1,812	1,939
Goodwill	1,740	1,998
Other intangible assets, net of amortization	552	605
Other assets	290	211
Non-current assets held for sale	—	28

Total assets	$5,842	$6,474

Current liabilities
Notes payable	$628	$982
Payable to suppliers and others	429	655
Accrued liabilities	473	655
Dividend payable	89	81
Accrued income taxes	14	9
Current liabilities held for sale	—	21

Total current liabilities	1,633	2,403

Long-term debt	1,954	1,633
Other liabilities, including deferred income taxes of $468 and $354	1,125	1,119
Non-current liabilities held for sale	—	1

Total liabilities	4,712	5,156

Shareowners’ equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20
Additional paid-in capital	316	337
Earnings retained in the business	8,307	7,909
Capital stock in treasury, at cost	(7,079)	(6,812)
Accumulated other comprehensive loss	(434)	(136)

Total shareowners’ equity	1,130	1,318

Total liabilities and shareowners’ equity	$5,842	$6,474

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Cash Flows
(unaudited)
(millions)

	Nine Months Ended
	May 3,	April 27,
	2009	2008
Cash flows from operating activities:
Net earnings	$667	$1,076
Adjustments to reconcile net earnings to operating cash flow
Restructuring charges (Note m)	—	172
Stock-based compensation	63	68
Resolution of tax matters (Note j)	—	(13)
Depreciation and amortization	195	208
Deferred income taxes	137	(41)
Gain on sale of businesses (Note b)	—	(698)
Other, net	38	46
Changes in working capital
Accounts receivable	10	(68)
Inventories	67	81
Prepaid assets	19	(14)
Accounts payable and accrued liabilities	(302)	(127)
Pension fund contributions	(5)	(39)
Payments for hedging activities	(50)	(37)
Other	(33)	(40)

Net cash provided by operating activities	806	574

Cash flows from investing activities:
Purchases of plant assets	(176)	(154)
Sales of plant assets	1	2
Sale of businesses, net of cash divested (Note b)	38	820
Other, net	(6)	7

Net cash provided by (used in) investing activities	(143)	675

Cash flows from financing activities:
Net short-term borrowings (repayments)	(81)	(574)
Long-term borrowings (repayments)	300	(50)
Repayments of notes payable	(300)	—
Dividends paid	(261)	(246)
Treasury stock purchases	(409)	(435)
Treasury stock issuances	69	30
Excess tax benefits on stock-based compensation	18	6
Other, net	(5)	—

Net cash used in financing activities	(669)	(1,269)

Effect of exchange rate changes on cash	(14)	13

Net change in cash and cash equivalents	(20)	(7)
Cash and cash equivalents — beginning of period	81	71
Cash balance of business held for sale — end of period	—	(14)

Cash and cash equivalents — end of period	$61	$50

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Shareowners’ Equity
(unaudited)
(millions, except per share amounts)

						Earnings	Accumulated
	Capital Stock				Additional	Retained	Other	Total
	Issued		In Treasury		Paid-in	in the	Comprehensive	Shareowners’
	Shares	Amount	Shares	Amount	Capital	Business	Income (Loss)	Equity

Balance at July 29, 2007	542	$20	(163)	$(6,015)	$331	$7,082	$(123)	$1,295

Comprehensive income
Net earnings						1,076		1,076
Foreign currency translation adjustments, net of tax							129	129
Cash-flow hedges, net of tax							7	7
Pension and postretirement benefits, net of tax							6	6

Other comprehensive income							142	142

Total comprehensive income								1,218

Impact of adoption of FIN 48 (Note j)						(6)		(6)
Dividends ($.66 per share)						(252)		(252)
Treasury stock purchased			(13)	(435)				(435)
Treasury stock issued under management incentive and stock option plans			3	80	(4)			76

Balance at April 27, 2008	542	$20	(173)	$(6,370)	$327	$7,900	$19	$1,896

Balance at August 3, 2008	542	$20	(186)	$(6,812)	$337	$7,909	$(136)	$1,318

Comprehensive income (loss)
Net earnings						667		667
Foreign currency translation adjustments, net of tax							(303)	(303)
Cash-flow hedges, net of tax							(17)	(17)
Pension and postretirement benefits, net of tax							22	22

Other comprehensive loss							(298)	(298)

Total comprehensive income								369

Dividends ($.75 per share)						(269)		(269)
Treasury stock purchased			(13)	(409)				(409)
Treasury stock issued under management incentive and stock option plans			4	142	(21)			121

Balance at May 3, 2009	542	$20	(195)	$(7,079)	$316	$8,307	$(434)	$1,130

See Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Notes to Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)
(a)	Basis of Presentation / Accounting Policies

The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the indicated periods. All such adjustments are of a normal recurring nature. The accounting policies used in preparing these financial statements are consistent with those applied in the Annual Report on Form 10-K for the year ended August 3, 2008, except for the adoption of Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements,” SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115,” and SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” See Notes (c), (l) and (k) for additional information. Certain reclassifications were made to the prior year amounts to conform with the current year presentation. The results for the period are not necessarily indicative of the results to be expected for other interim periods or the full year. There were 53 weeks in 2008. There will be 52 weeks in 2009.

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

Results of discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	May 3,	April 27,	May 3,	April 27,
	2009	2008	2009	2008

Net sales	$—	$90	$—	$393

Earnings from operations before taxes	$—	$12	$—	$49

Taxes on earnings — operations	—	(1)	—	(17)

Gain on sale	—	707	—	698

Tax impact from sale of business	—	(240)	4	(236)

Earnings from discontinued operations	$—	$478	$4	$494

Other Divestitures

In the third quarter of 2008, the company entered into an agreement to sell certain Australian salty snack food brands and assets. The transaction, which was completed on May 12, 2008, included the following salty snack brands: Cheezels, Thins, Tasty Jacks, French Fries, and Kettle Chips, certain other assets and the assumption of liabilities. Proceeds of the sale were nominal. The business had annual net sales of approximately $150. In connection with this transaction, the company recognized a pre-tax loss of $120 ($64 after tax or $.17 per share) in 2008. See also Note (m). The terms of the agreement required the company to provide a loan facility to the buyer of AUD $10, or approximately USD $7. The buyer borrowed AUD $5 in November 2008 and the remaining AUD $5 in March 2009 under the facility. Borrowings under the facility are to be repaid five years after the closing date.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a definition of fair value, provides a framework for measuring fair value and expands the disclosure requirements about fair value measurements. This standard does not require any new fair value measurements but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, FASB Staff Position (FSP) No. FAS 157-2 was issued, which delayed by a year the effective date for certain nonfinancial assets and liabilities. The company adopted SFAS No. 157 for financial assets and liabilities in the first quarter of fiscal 2009. The adoption did not have a material impact on the consolidated financial statements. See Note (l) for additional information. The company is currently evaluating the impact of SFAS No. 157 as it relates to nonfinancial assets and liabilities.

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” which enhances the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) the location and amounts of derivative instruments in an entity’s financial statements, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encouraged, but did not require, comparative disclosures for earlier periods at initial adoption. The company adopted SFAS No. 161 in the third quarter of fiscal 2009. See Note (k) for additional information.

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

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods and amends APB Opinion No. 28 “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. The company is currently evaluating the impact of FSP FAS No. 107-1 and APB 28-1.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Statement sets forth: the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The company is currently evaluating the impact of SFAS No. 165.

(d)	Stock-based Compensation

The company provides compensation benefits by issuing unrestricted stock, restricted stock and restricted stock units (including EPS performance restricted stock/units and total shareowner return (TSR) performance restricted stock/units). In previous fiscal years, the company also issued stock options and stock appreciation rights to provide compensation benefits.

Total pre-tax stock-based compensation recognized in Earnings from continuing operations was $19 and $26 for the three-month periods ended May 3, 2009 and April 27, 2008, respectively. Tax related benefits of $7 and $9 were also recognized for the three-month periods ended May 3, 2009 and April 27, 2008, respectively. Total pre-tax stock-based compensation recognized in Earnings from continuing operations was $63 for the nine-month periods ended May 3, 2009 and April 27, 2008. Tax related benefits of $23 were also recognized for the nine-month periods ended May 3, 2009 and April 27, 2008. Stock-based compensation associated with discontinued operations was $2 after tax for the three-month and $3 after tax for the nine-month period ended April 27, 2008. Cash received from the exercise of stock options was $69 and $30 for the nine-month periods ended May 3, 2009 and April 27, 2008, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

The following table summarizes stock option activity as of May 3, 2009:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
(options in thousands)	Options	Exercise Price	Contractual Life	Value

Outstanding at August 3, 2008	20,705	$27.42
Granted	—	—
Exercised	(2,598)	$26.86
Terminated	(89)	$45.30

Outstanding at May 3, 2009	18,018	$27.41	3.5	$7

Exercisable at May 3, 2009	18,018	$27.41	3.5	$7

The total intrinsic value of options exercised during the nine-month periods ended May 3, 2009, and April 27, 2008 was $30 and $11, respectively. As of January 2009, compensation related to stock options was fully expensed. The company measured the fair value of stock options using the Black-Scholes option pricing model.

The following table summarizes time-lapse restricted stock/units and EPS performance restricted stock/units as of May 3, 2009:

		Weighted-Average
		Grant-Date
(restricted stock/units in thousands)	Shares/Units	Fair Value

Nonvested at August 3, 2008	2,331	$34.30
Granted	1,175	$39.59
Vested	(1,311)	$32.61
Forfeited	(98)	$36.87

Nonvested at May 3, 2009	2,097	$38.20

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

As of May 3, 2009, total remaining unearned compensation related to nonvested time-lapse restricted stock/units and EPS performance restricted stock/units was $45, which will be amortized over the weighted-average remaining service period of 1.8 years. The fair value of restricted stock/units vested during the nine-month periods ended May 3, 2009 and April 27, 2008 was $47 and $66, respectively. The weighted-average grant-date fair value of the restricted stock/units granted during the nine-month period ended April 27, 2008 was $36.59.

The following table summarizes TSR performance restricted stock/units as of May 3, 2009:

		Weighted-Average
		Grant-Date
(restricted stock/units in thousands)	Shares/Units	Fair Value

Nonvested at August 3, 2008	3,549	$30.09
Granted	1,158	$47.20
Vested	(1,191)	$29.05
Forfeited	(137)	$35.36

Nonvested at May 3, 2009	3,379	$36.11

The fair value of TSR performance restricted stock/units is estimated at the grant date using a Monte Carlo simulation. Expense is recognized on a straight-line basis over the service period. As of May 3, 2009, total remaining unearned compensation related to TSR performance restricted stock/units was $60, which will be amortized over the weighted-average remaining service period of 2.0 years. In the first quarter of fiscal 2009, recipients of TSR performance restricted stock/units earned 125% of their initial grants based upon the company’s total shareowner return ranking in a performance peer group during a three-year period ended July 31, 2008. As a result, approximately 280,000 additional shares were awarded. The total fair value of TSR performance restricted stock/units vested during the nine-month period ended May 3, 2009 was $57. The grant-date fair value of TSR performance restricted stock/units granted during the nine-month period ended April 27, 2008 was $34.64.

(e)	Goodwill and Intangible Assets

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	May 3, 2009		August 3, 2008
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization[1]:
Other	$11	$(7)	$12	$(7)

Intangible assets not subject to amortization:
Trademarks	$548		$600

[1]	Amortization related to these assets was less than $1 for the nine-month periods ended May 3, 2009 and April 27, 2008. The estimated aggregated amortization expense for each of the five succeeding fiscal years is less than $1 per year. Asset useful lives range from ten to twenty years.
Changes in the carrying amount for goodwill for the period ended May 3, 2009 are as follows:

	U.S. Soup,		International	North
	Sauces and	Baking and	Soup, Sauces	America
	Beverages	Snacking	and Beverages	Foodservice	Total

Balance at August 3, 2008	$434	$744	$674	$146	$1,998

Foreign currency translation adjustment	—	(158)	(100)	—	(258)

Balance at May 3, 2009	$434	$586	$574	$146	$1,740

(f)	Comprehensive Income

Total comprehensive income comprises net earnings, net foreign currency translation adjustments, adjustments to net unrealized gains (losses) on cash-flow hedges and adjustments to net unamortized pension and postretirement benefits.

Total comprehensive income for the three-month periods ended May 3, 2009 and April 27, 2008, was $275 and $592, respectively. Total comprehensive income for the nine-month periods ended May 3, 2009 and April 27, 2008, was $369 and $1,218, respectively.

The components of Accumulated other comprehensive loss consisted of the following:

	May 3,	August 3,
	2009	2008

Foreign currency translation adjustments, net of tax[1]	$(62)	$241
Cash-flow hedges, net of tax[2]	(12)	5
Unamortized pension and postretirement benefits, net of tax:[3]
Net actuarial loss	(356)	(376)
Prior service cost	(4)	(6)

Total Accumulated other comprehensive loss	$(434)	$(136)

[1]	Includes a tax expense of $3 as of May 3, 2009 and $10 as of August 3, 2008.

[2]	Includes a tax benefit of $6 as of May 3, 2009 and a tax expense of $3 as of August 3, 2008.

[3]	Includes a tax benefit of $196 as of May 3, 2009 and $205 as of August 3, 2008.
(g)	Earnings Per Share

For the periods presented in the Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and restricted stock programs, except when such effect would be antidilutive. Stock options to purchase 6 million and 3 million shares of capital stock for the three-month and nine-month periods ended May 3, 2009, respectively, and stock options to purchase 1 million shares of capital stock for both the three-month and nine-month periods ended April 27, 2008 were not included in the calculation of diluted earnings per share because the exercise price of the stock options exceeded the average market price of the capital stock and therefore, the effect would be antidilutive.

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

Accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those described in the company’s 2008 Annual Report on Form 10-K. The company evaluates segment performance before interest and taxes. Beginning in fiscal 2009, unrealized gains and losses on commodity hedging activities are excluded from segment operating earnings and are recorded in Corporate expenses as these open positions represent hedges of future purchases. Upon closing of the contracts, the realized gain or loss is transferred to segment operating earnings which allows the segments to reflect the economic effects of the hedge without exposure to quarterly volatility of unrealized gains and losses. In prior periods, unrealized gains and losses on commodity hedging activities were not material. North America Foodservice products are principally produced by the tangible assets of the company’s other segments, except for refrigerated soups, which are produced in a separate facility, and certain other products, which are produced under contract manufacturing agreements. Tangible assets of the company’s other segments are not allocated to the North America Foodservice operations. Depreciation, however, is allocated to North America Foodservice based on production hours.

May 3, 2009

	Three Months Ended		Nine Months Ended
		Earnings		Earnings
		Before Interest		Before Interest
	Net Sales	and Taxes[2]	Net Sales	and Taxes[2]

U.S. Soup, Sauces and Beverages	$808	$195	$3,134	$779

Baking and Snacking	431	57	1,380	193

International Soup, Sauces and Beverages	297	29	1,068	117

North America Foodservice	150	13	476	34

Corporate [1]	—	(8)	—	(83)

Total	$1,686	$286	$6,058	$1,040

April 27, 2008

	Three Months Ended		Nine Months Ended
		Earnings		Earnings
		Before Interest		Before Interest
	Net Sales	and Taxes[3]	Net Sales	and Taxes[3]

U.S. Soup, Sauces and Beverages	$811	$172	$3,001	$767

Baking and Snacking	502	(92)	1,525	48

International Soup, Sauces and Beverages	400	40	1,248	152

North America Foodservice	167	(4)	509	40

Corporate [1]	—	(34)	—	(97)

Total	$1,880	$82	$6,283	$910

[1]	Represents unallocated corporate expenses. The three-month period ended May 3, 2009 includes a favorable net adjustment from the change in valuation of commodity hedges of $11. The nine-month period ended May 3, 2009 includes unrealized losses on commodity hedges of $14.

[2]	Earnings before interest and taxes by segment include restructuring related costs of $5 in North America Foodservice and $1 in Baking and Snacking for the three-month period ended May 3, 2009. Earnings before interest and taxes by segment include restructuring related costs of $18 in North America Foodservice and $3 in Baking and Snacking for the nine-month period ended May 3, 2009. See Note (m) for additional information on restructuring charges.

[3]	Earnings before interest and taxes by segment included the effect of a third quarter 2008 restructuring charge of $172 as follows: Baking and Snacking — $144, International Soup, Sauces and Beverages — $6, and North America Foodservice — $22. See Note (m) for additional information.

(i)	Inventories

	May 3, 2009	August 3, 2008

Raw materials, containers and supplies	$282	$320
Finished products	438	509

	$720	$829

(j)	Taxes on Earnings

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

(k)	Derivative Instruments and Hedging Activities

During the third quarter of fiscal 2009, the company adopted SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” as described in Note (c).

The principal market risks to which the company is exposed are changes in commodity prices, interest rates and foreign currency exchange rates. In addition, the company is exposed to equity price changes related to certain deferred compensation obligations. The company frequently manages its exposures by utilizing derivative contracts such as swaps and forward contracts. These derivative contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions independent of those exposures. The company does not enter into contracts for speculative purposes and does not use leveraged instruments. The company’s derivative programs include strategies that both qualify and do not qualify for hedge accounting treatment under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.”

The company is exposed to credit loss in the event of nonperformance by the counterparties on derivative contracts. The company minimizes its credit risk on these transactions by dealing only with leading, credit-worthy financial institutions having long-term credit ratings of “A” or better and, therefore, does not anticipate nonperformance. In addition, the contracts are distributed among several financial institutions, thus minimizing credit risk concentration. The company does not have credit-risk-related contingent features in its derivative instruments as of May 3, 2009.

All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered into, the company designates the derivative as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair-value hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash-flow hedge), or a hedge of a net investment in a foreign operation. Some derivatives may also be considered natural hedging instruments (changes in fair value act as economic offsets to changes in fair value of the underlying hedged item) and are not designated for hedge accounting under SFAS No. 133.

Changes in the fair value of a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows. If a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the cumulative translation adjustments account within Shareowners’ equity. Cash flows from derivative contracts are included in Net cash provided by operating activities.

Foreign Currency Exchange Risk

The company is exposed to foreign currency exchange risk related to its international operations, including non-functional currency intercompany debt and net investments in subsidiaries. The company is also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The company utilizes foreign exchange forward purchase and sale contracts as well as cross-currency swaps to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. The company typically hedges portions of its forecasted foreign currency transaction exposure with foreign exchange forward contracts for up to eighteen months. To hedge currency exposures related to intercompany debt, cross-currency swap contracts are entered into for periods consistent with the underlying debt. As of May 3, 2009, cross-currency swap contracts mature in 2009 through 2013. Principal currencies hedged include the Australian dollar, Canadian dollar, euro, Swedish krona, New Zealand dollar, Japanese yen and British pound.

The notional amount of foreign exchange forward and cross-currency swap contracts accounted for as cash-flow hedges was $325 at May 3, 2009. The notional amount of foreign exchange forward and cross-currency swap contracts that are not designated as accounting hedges was $726 at May 3, 2009.

Interest Rate Risk

The company manages its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain its variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. The notional amount of outstanding fair-value interest rate swaps at May 3, 2009 totaled $500 with a maximum maturity date of October 2013.
In June 2008, the company entered into two forward starting swap contracts with a combined notional value of $200 to hedge an anticipated debt offering in fiscal 2009. These swaps were settled as of November 2, 2008, at a loss of $13, which was recorded in Accumulated other comprehensive loss. In January 2009, the company issued $300 ten-year 4.50% notes. The loss on the swap contracts will be amortized over the life of the debt as additional interest expense.
Commodity Price Risk

The company principally uses a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. The company also enters into commodity futures and options contracts to reduce the volatility of price fluctuations for commodities such as natural gas, soybean oil, diesel fuel, corn, wheat, aluminum, cocoa and soybean meal. Commodity futures and option contracts are typically accounted for as cash-flow hedges or are not designated as accounting hedges. Commodity futures and option contracts are typically entered into to hedge a portion of commodity requirements for periods up to 18 months. The notional amount of commodity contracts accounted for as cash-flow hedges was $23 at May 3, 2009. The notional amount of commodity contracts that are not designated as accounting hedges was $64 at May 3, 2009. As of May 3, 2009, the contracts mature within 12 months.

Equity Price Risk

The company had swap contracts outstanding as of May 3, 2008, which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of the Standard & Poor’s 500 Index, the total return of the company’s capital stock and the total return of the Puritan Fund. Under these contracts, the company pays variable interest rates and receives from the counterparty either the Standard & Poor’s 500 Index total return, the Puritan Fund total return, or the total return on company capital stock. These instruments are not designated as hedges for accounting purposes. The contracts are typically entered into for periods not exceeding 12 months. The notional amount of the company’s deferred compensation hedges at May 3, 2009 totaled $43.

The following table summarizes the fair value of derivative instruments recorded in the Consolidated Balance Sheet as of May 3, 2009:

	Derivative Assets		Derivative Liabilities
	May 3, 2009		May 3, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments under SFAS No. 133
Foreign exchange forward contracts	Other current assets	$1	Accrued liabilities	$—
Cross-currency swap contracts	Other current assets	2	Accrued liabilities	—
Cross-currency swap contracts	Other assets	11	Other liabilities	(16)
Interest rate swaps	Other assets	43	Other liabilities	—
Commodity contracts	Other assets	—	Accrued liabilities	(3)

Total derivatives designated as hedging instruments under SFAS No. 133		$57		$(19)

Derivatives not designated as hedging instruments under SFAS No. 133
Foreign exchange forward contracts	Other current assets	$5	Accrued liabilities	$(1)
Cross-currency swap contracts	Other assets	41	Other liabilities	—
Cross-currency swap contracts	Other current assets	2	Accrued liabilities	—
Deferred compensation contracts	Other current assets	1	Accrued liabilities	—
Commodity contracts	Other assets	—	Accrued liabilities	(14)

Total derivatives not designated as hedging instruments under SFAS No. 133		$49		$(15)

Total Derivatives		$106		$(34)

The derivative assets and liabilities are presented on a gross basis in the table. In accordance with FIN 39, “Offsetting Amounts Related to Certain Contracts,” as amended, certain derivative asset and liability balances, including cash collateral, are offset in the balance sheet when a legally enforceable right of offset exists.
The following table shows the effect of the company’s derivative instruments designated as cash-flow hedges for the three- and nine-month periods ended May 3, 2009:

			Location of
			Gain or	Amount of Gain or
	Amount of Gain or (Loss)		(Loss)	(Loss) Reclassified from
	Recognized in OCI on		Reclassified	Accumulated OCI into
	Derivative (Effective		from	Earnings (Effective
Derivatives in	Portion)		Accumulated	Portion)
SFAS No. 133	Three	Nine	OCI into	Three	Nine
Cash-Flow	Months	Months	Earnings	Months	Months
Hedging	Ended	Ended	(Effective	Ended	Ended
Relationships	May 3, 2009	May 3, 2009	Portion)	May 3, 2009	May 3, 2009

Interest rate swaps	$—	$(15)	Interest income/ (expense)	$—	$—

Foreign exchange forward contracts	(1)	1	Other income/ (expense)	1	2

Foreign exchange forward contracts	(6)	—	Cost of products sold	2	4

Cross-currency swap contracts	(2)	(5)	Other income/ (expense)	—	—

Commodity contracts	5	(8)	Cost of products sold	(3)	(4)

Total	$(4)	$(27)		$—	$2

The amount reclassified into earnings related to hedges of forecasted transactions that were no longer expected to occur was not material in fiscal 2009. The ineffective portion and amount excluded from effectiveness testing were not material in fiscal 2009. As of May 3, 2009, the accumulated derivative net loss in other comprehensive loss for cash-flow hedges was $18 (or $12, net of tax) and included foreign exchange forward and cross-currency contracts, forward starting swap contracts, and treasury lock agreements. As of August 3, 2008, the accumulated derivative net gain in other comprehensive income was $8 (or $5, net of tax). Reclassifications during the remainder of 2009 are not expected to be material.
The following table shows the effect of the company’s derivative instruments designated as fair value hedges in the Consolidated Statements of Earnings for the three- and nine-month periods ended May 3, 2009:

Location of Gain
or (Loss)
Derivatives in SFAS No. 133	Recognized in	Amount of Gain or (Loss)		Amount of Gain or (Loss)
Fair Value Hedging	Earnings on	Recognized in Earnings on		Recognized in Earnings on
Relationships	Derivative	Derivative		Hedged Item
		Three Months	Nine Months	Three Months	Nine Months
		Ended	Ended	Ended	Ended
		May 3, 2009	May 3, 2009	May 3, 2009	May 3, 2009

Interest rate swaps	Interest income/(expense)	$(1)	$29	$1	$(29)

The following table shows the effect of the company’s derivative instruments not designated as hedges in the Consolidated Statement of Earnings for the three- and nine-month periods ended May 3, 2009:

		Amount of Gain or (Loss)
	Location of Gain	Recognized in Earnings on
	or (Loss)	Derivative
Derivatives Not Designated as	Recognized in	Three Months	Nine Months
Hedging Instruments under	Earnings on	Ended	Ended
SFAS No. 133	Derivative	May 3, 2009	May 3, 2009

Foreign exchange forward contracts	Other income/(expense)	$4	$7

Foreign exchange forward contracts	Cost of products sold	1	2

Cross-currency swap contracts	Other income/(expense)	(34)	92

Commodity contracts	Cost of products sold	1	(29)

Deferred compensation contracts	Administrative expenses	(4)	(16)

Total		$(32)	$56

(l)	Fair Value Measurements

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

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels are as follows:
•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
The adoption of SFAS No. 157 did not have a material impact on the consolidated financial statements.

The financial assets and liabilities subject to fair value measurements are as follows:

	Fair Value	Fair Value Measurements at 5/3/09
	as of	Using Fair Value Hierarchy
	5/3/09	Level 1	Level 2	Level 3
Assets:
Interest rate swaps[1]	$43	$—	$43	$—
Foreign exchange forward contracts[2]	6	—	6	—
Cross-currency swap contracts[3]	56	—	56	—
Deferred compensation derivatives[5]	1	—	1	—

Total	$106	$—	$106	$—

Liabilities:
Commodity derivatives[4]	$17	$17	$—	$—
Foreign exchange forward contracts[2]	1	—	1	—
Cross-currency swap contracts[3]	16	—	16	—
Deferred compensation obligation[6]	128	63	65	—

Total	$162	$80	$82	$—

[1]	Based on LIBOR swap rates.

[2]	Based on observable market transactions of spot currency rates and forward rates.

[3]	Based on observable local benchmarks for currency and interest rates.

[4]	Based on quoted futures exchanges.

[5]	Based on LIBOR and equity index swap rates.

[6]	Based on the fair value of the participants’ investments.
(m)	Restructuring Charges

On April 28, 2008, the company announced a series of initiatives to improve operational efficiency and long-term profitability, including selling certain salty snack food brands and assets in Australia, closing certain production facilities in Australia and Canada, and streamlining the company’s management structure. As a result of these initiatives, in 2008, the company recorded a restructuring charge of $175 ($102 after tax or $.27 per share). The charge consisted of a net loss of $120 ($64 after tax) on the sale of certain Australian salty snack food brands and assets, $45 ($31 after tax) of employee severance and benefit costs, including the estimated impact of curtailment and other pension charges, and $10 ($7 after tax) of property, plant and equipment impairment charges. In addition, approximately $7 ($5 after tax or $.01 per share) of costs related to these initiatives were recorded in Cost of products sold, primarily representing accelerated depreciation on property, plant and equipment. The aggregate after-tax impact of restructuring charges and related costs in 2008 was $107, or $.28 per share. In the nine-month period ended May 3, 2009, the company recorded approximately $21 ($14 after tax or $.04 per share) of costs related to these initiatives in Cost of products sold. Approximately $17 of the costs represented accelerated depreciation on property, plant and equipment and approximately $4 related to other exit costs. The company expects to incur additional pre-tax costs of approximately $15, consisting of the following: approximately $13 in employee severance and benefit costs, including the estimated impact of curtailment and other pension charges and approximately $2 in other exit costs. Of the aggregate $218 of pre-tax costs for the total program, the company expects approximately $50 will be cash expenditures, the majority of which will be spent in 2009.
A summary of the pre-tax costs is as follows:

			Recognized	Remaining
	Total	Change in	as of	Costs to be
	Program	Estimate[1]	May 3, 2009	Recognized

Severance pay and benefits	$62	$(4)	$(45)	$13

Asset impairment/accelerated depreciation	158	(4)	(154)	—

Other exit costs	10	(4)	(4)	2

Total	$230	$(12)	$(203)	$15

[1]	Primarily due to foreign currency translation.
Details of the components of the program are as follows:
In the third quarter of 2008, as part of the previously discussed initiatives, the company entered into an agreement to sell certain Australian salty snack food brands and assets. The transaction was completed on May 12, 2008. Proceeds of the sale were nominal. See also Note (b).
In April 2008, as part of the previously discussed initiatives, the company announced plans to close the Listowel, Ontario, Canada food plant. The Listowel facility produced primarily frozen products, including soup, entrees, and Pepperidge Farm products, as well as ramen noodles. The facility employed approximately 500 people. The company closed the facility in April 2009. Production was transitioned to its network of North American contract manufacturers and to its Downingtown, Pennsylvania plant. The company recorded $20 ($14 after tax) of employee severance and benefit costs, including the estimated impact of curtailment and other pension charges, and $7 ($5 after tax) in accelerated depreciation of property, plant and equipment in 2008. In the nine-month period ended May 3, 2009, the company recorded $16 ($11 after tax) in accelerated depreciation of property, plant and equipment and $2 ($1 after tax) of other exit costs. The company expects to incur approximately $13 in additional employee severance and benefit costs and approximately $2 in other exit costs.
In April 2008, as part of the previously discussed initiatives, the company also announced plans to discontinue the private label biscuit and industrial chocolate production at its Miranda, Australia facility. The company closed the Miranda facility, which employed approximately 150 people, in the second quarter of 2009. In connection with this action, the company recorded $10 ($7 after tax) of property, plant and equipment impairment charges and $8 ($6 after tax) in employee severance and benefit costs in 2008. In the nine-month period ended May 3, 2009, the company recorded $1 in accelerated depreciation of property, plant and equipment and $2 ($1 after tax) of other exit costs.
As part of the previously discussed initiatives, the company is streamlining its management structure and eliminating certain overhead costs. These actions began in the fourth quarter of 2008 and will be substantially completed in 2009. In connection with this action, the company recorded $17 ($11 after tax) in employee severance and benefit costs in 2008.
A summary of restructuring activity and related reserves at May 3, 2009 is as follows:

				Foreign
	Accrued			Currency	Accrued
	Balance at	2009	Cash	Translation	Balance at
	August 3, 2008	Charge	Payments	Adjustment	May 3, 2009

Severance pay and benefits	$37	—	(15)	(7)	$15

Asset impairment/accelerated depreciation	—	17			—

Other exit costs	—	4			—

	$37	$21			$15

A summary of total charges by reportable segment is as follows:

	U.S. Soup,		International	North
	Sauces and	Baking and	Soup, Sauces	America
	Beverages	Snacking	and Beverages	Foodservice	Total

Severance pay and benefits	$—	$14	$9	$22	$45

Asset impairment/accelerated depreciation	—	131	—	23	154

Other exit costs	—	2	—	2	4

	$—	$147	$9	$47	$203

The company expects to incur additional pre-tax costs of approximately $15 in the North America Foodservice segment. The total pre-tax costs of $218 expected to be incurred by segment is as follows: Baking and Snacking — $147, International Soup, Sauces and Beverages — $9 and North America Foodservice — $62.

(n)	Pension and Postretirement Medical Benefits

The company sponsors certain defined benefit plans and postretirement medical benefit plans for employees. Components of benefit expense were as follows:

	Pension		Postretirement
	May 3,	April 27,	May 3,	April 27,
Three Months Ended	2009	2008	2009	2008

Service cost	$11	$12	$1	$1
Interest cost	30	31	5	5
Expected return on plan assets	(40)	(44)	—	—
Amortization of prior service cost	1	1	—	—
Recognized net actuarial loss	4	7	—	—
Curtailment gain	—	(1)	—	—
Special termination benefits	—	2	—	—

Net periodic benefit expense	$6	$8	$6	$6

	Pension		Postretirement
	May 3,	April 27,	May 3,	April 27,
Nine Months Ended	2009	2008	2009	2008

Service cost	$34	$36	$3	$3
Interest cost	91	90	16	16
Expected return on plan assets	(122)	(128)	—	—
Amortization of prior service cost	2	2	—	—
Recognized net actuarial loss	13	17	—	—
Curtailment loss	—	1	—	—
Special termination benefits	—	5	—	1

Net periodic benefit expense	$18	$23	$19	$20

The curtailment loss (gain) includes a curtailment gain of $3 and $1 for the three and nine-month periods ended April 27, 2008, respectively, related to the sale of the Godiva Chocolatier business. The special termination benefits include costs of $3 for the nine-month period ended April 27, 2008 related to the sale. These amounts are included in earnings from discontinued operations.
The curtailment loss (gain) and special termination benefits include a curtailment loss of $2 and a special termination benefit cost of $2 for the three and nine-month periods ended April 27, 2008 related to the closure of the plant in Canada and are included in the restructuring charge. See also Note (m).
Contributions of $5 were made to the non-U.S. plans as of May 3, 2009. Contributions to non-U.S. plans are expected to be approximately $5 during the remainder of the fiscal year. Although contributions to the U.S. pension plans are not required this fiscal year, the company is evaluating potential future contributions given the adverse impact of declining equity markets on the funding levels of the plans.
(o)	Supplemental Cash Flow Information

Other cash used in operating activities for the nine-month periods is comprised of the following:

	May 3, 2009	April 27, 2008

Benefit related payments	$(41)	$(45)
Other	8	5

	$(33)	$(40)

(p)	Share Repurchase Programs

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

During the nine-month period ended May 3, 2009, the company repurchased 13 million shares at a cost of $409. Of this amount, $291 were repurchased pursuant to the company’s June 2008 publicly announced share repurchase program. Approximately $909 remains available under this program as of May 3, 2009.

During the nine-month period ended April 27, 2008, the company repurchased 13 million shares at a cost of $435. The majority of these shares were repurchased pursuant to the company’s November 2005 publicly announced share repurchase program, which was completed during the third quarter of fiscal 2008 and the March 2008 program, which was completed during the fourth quarter of fiscal 2008.

(q)	Subsequent Events

On May 4, 2009, the company completed the acquisition of Ecce Panis, Inc., an artisan bread maker, for approximately $65. The company plans to operate Ecce Panis within Pepperidge Farm in the Baking and Snacking segment. The company anticipates the acquisition will not have a material impact on fiscal 2009 sales or earnings.

ITEM 2.
CAMPBELL SOUP COMPANY CONSOLIDATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
OVERVIEW
Basis of Presentation
On March 18, 2008, the company completed the sale of its Godiva Chocolatier business for $850 million, pursuant to a Sale and Purchase Agreement dated December 20, 2007. The purchase price was subject to certain post-closing adjustments, which resulted in an additional $20 million of proceeds. The company has reflected the results of this business as discontinued operations in the consolidated statements of earnings. The company used approximately $600 million of the net proceeds to purchase company stock. See Note (b) to the Consolidated Financial Statements for additional information.
In the third quarter of 2008, the company entered into an agreement to sell certain Australian salty snack food brands and assets. The transaction, which was completed on May 12, 2008, included salty snack brands such as Cheezels, Thins, Tasty Jacks, French Fries, and Kettle Chips, certain other assets and the assumption of liabilities. Proceeds of the sale were nominal. The business had annual net sales of approximately $150 million. This transaction is included in the restructuring initiatives described in Note (m).
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
Results of Operations
Net sales decreased 10% to $1.686 billion in the third quarter ended May 3, 2009 from $1.880 billion last year. The impact of currency translation and divestitures accounted for 9 percentage points of the decline. Net earnings were $174 million for the third quarter ended May 3, 2009, versus $532 million in the comparable quarter a year ago. The year-ago quarter included a $467 million ($1.23 per share) gain from the sale of the Godiva Chocolatier business. Net earnings per share were $.49 compared to $1.40 a year ago. (All earnings per share amounts included in Management’s Discussion and Analysis are presented on a diluted basis.)

The following items impacted the comparability of net earnings and net earnings per share:
Continuing Operations
•	In the third quarter of fiscal 2009, the company recorded pre-tax restructuring related costs of $6 million ($4 million after tax or $.01 per share) in Cost of products sold associated with the previously announced initiatives to improve operational efficiency and long-term profitability. In the nine-months ended May 3, 2009, the company recorded pre-tax restructuring related costs of $21 million ($14 million after tax or $.04 per share) in Cost of products sold. In the third quarter of fiscal 2008, the company recorded a pre-tax restructuring charge of $172 million ($100 million after tax or $.26 per share) associated with the previously announced initiatives. See Note (m) to the Consolidated Financial Statements and “Restructuring Charges” for additional information;
•	In the third quarter of fiscal 2009, the company recognized an $11 million ($7 million after tax or $.02 per share) favorable net adjustment on commodity hedge positions. The aggregate year-to-date impact from open commodity hedges was $14 million ($9 million after tax or $.02 per share) of unrealized losses;

•	In the second quarter of fiscal 2008, the company recognized a non-cash tax benefit of $13 million ($.03 per share) from the favorable resolution of a state tax contingency in the United States;
Discontinued Operations
•	In the second quarter of fiscal 2009, the company recorded a $4 million tax benefit ($.01 per share) related to the sale of the Godiva Chocolatier business; and

•	In the third quarter of fiscal 2008, the company recognized a pre-tax gain of $707 million ($467 million after tax or $1.23 per share) from the sale of the Godiva Chocolatier business. The total after tax gain recognized in fiscal 2008 on the sale was $462 million or $1.20 per share as certain costs were recognized in the second quarter.

The items impacting comparability are summarized below:

	Three Months Ended
	2009		2008
	Earnings	EPS	Earnings	EPS
(millions, except per share amounts)	Impact	Impact	Impact	Impact

Earnings from continuing operations	$174	$0.49	$54	$0.14

Earnings from discontinued operations	$—	$—	$478	$1.25

Net earnings[1]	$174	$0.49	$532	$1.40

Continuing operations:

Restructuring charges and related costs	$4	$0.01	$100	$0.26

Net adjustment on commodity hedges	(7)	(0.02)	—	—

Discontinued operations:

Gain on sale of Godiva Chocolatier business	$—	$—	$(467)	$(1.23)

Impact of significant items on net earnings	$(3)	$(0.01)	$(367)	$(0.97)

[1]	The sum of the individual per share amounts does not equal due to rounding.
The company reported earnings from continuing operations of $174 million for the third quarter ended May 3, 2009, versus $54 million in the comparable quarter a year ago. Earnings per share from continuing operations were $.49 compared to $.14 a year ago. After factoring in the items impacting comparability, earnings from continuing operations increased primarily due to lower administrative costs, improved gross margin performance and lower advertising, partially offset by the unfavorable impact of currency. Earnings per share from continuing operations in the current quarter benefited from a reduction in the weighted average diluted shares outstanding, which was primarily due to share repurchases utilizing the net proceeds from the divestiture of the Godiva Chocolatier business and the company’s strategic share repurchase programs. Earnings per share from continuing operations were negatively impacted by $.04 from currency translation in 2009.
Earnings from discontinued operations in the prior-year quarter were $478 million, or $1.25 per share, and included the $467 million gain from the sale of the Godiva Chocolatier business. The operations of Godiva contributed to earnings of $.03 per share in 2008.

After factoring in the items impacting comparability, net earnings and net earnings per share increased. Net earnings per share were negatively impacted by $.04 from currency translation in 2009. Net earnings per share in the current quarter benefited from a reduction in the weighted average diluted shares outstanding, primarily due to share repurchases utilizing the net proceeds from the divestiture of the Godiva Chocolatier business and the company’s strategic share repurchase programs.

	Nine Months Ended
	2009		2008
	Earnings	EPS	Earnings	EPS
(millions, except per share amounts)	Impact	Impact	Impact	Impact

Earnings from continuing operations	$663	$1.84	$582	$1.51

Earnings from discontinued operations	$4	$0.01	$494	$1.28

Net earnings	$667	$1.85	$1,076	$2.79

Continuing operations:

Restructuring charges and related costs	$14	$0.04	$100	$0.26

Unrealized losses on commodity hedges	9	0.02	—	—

Benefit from resolution of state tax contingency	—	—	(13)	(0.03)

Discontinued operations:

Tax benefit from the sale of Godiva Chocolatier business	$(4)	$(0.01)	$—	$—

Gain on sale of Godiva Chocolatier business	—	—	(462)	(1.20)

Impact of significant items on net earnings	$19	$0.05	$(375)	$(0.97)

For the nine-months ended May 3, 2009, net sales decreased 4% to $6.058 billion from $6.283 billion last year. The impact of currency translation and divestitures accounted for 7 percentage points of the decline. For the nine-months ended May 3, 2009, net earnings were $667 million compared to $1,076 million a year ago. Net earnings per share were $1.85 compared to $2.79 a year ago.

For the nine-months ended May 3, 2009, earnings from continuing operations were $663 million compared to $582 million a year ago. Earnings per share from continuing operations were $1.84 compared to $1.51 a year ago. After factoring in the items impacting comparability, earnings from continuing operations increased compared to the prior year primarily due to lower interest expense and reduced administrative costs, which were partly offset by the negative impact of currency translation. After factoring in the items impacting comparability, earnings per share from continuing operations increased in the current period due in part to the benefit from a reduction in the weighted average diluted shares outstanding. The reduction was primarily due to share repurchases utilizing the net proceeds from the divestiture of the Godiva Chocolatier business and the company’s strategic share repurchase programs. Earnings per share from continuing operations were negatively impacted by $.08 from currency translation in fiscal 2009.
For the nine-months ended May 3, 2009, earnings from discontinued operations of $4 million represented an adjustment to the tax liability associated with the sale of the Godiva Chocolatier business. Earnings from discontinued operations were $494 million in 2008 and included the $462 million gain from the sale of the Godiva Chocolatier business. Earnings per share from discontinued operations were $.01 in 2009 and $1.28 in 2008. The operations of Godiva contributed to earnings of $.08 per share in 2008.
After factoring in the items impacting comparability, net earnings declined due to the impact of the Godiva divestiture, partially offset by higher earnings from continuing operations. Net earnings per share increased reflecting a reduction in the weighted average diluted shares outstanding, which was primarily due to share repurchases utilizing the net proceeds from the divestiture of the Godiva Chocolatier business and the company’s strategic share repurchase programs.
Developments in Key Strategic Initiatives
The company continues to implement previously announced plans and programs intended to advance its seven key strategies to achieve long-term sustainable sales and earnings growth. These plans and programs, which include a number of initiatives designed to meet the growing consumer interest in health and nutrition, are more fully described in the company’s 2008 Annual Report on Form 10-K, as updated in the company’s Form 10-Q for the fiscal period ended February 1, 2009. Consistent with the strategy of strengthening the company’s business through outside partnerships and acquisitions, on May 4, 2009, the company completed the acquisition of artisan bread maker Ecce Panis, Inc. The company plans to run the Ecce Panis business as part of its Pepperidge Farm bakery operations. On May 26, 2009, the company announced it had entered into an agreement with Coca-Cola Hellenic Bottling Company S.A. for the distribution of Campbell’s Domashnaya Klassika (Campbell’s Home Classics) concentrated broth and other soup products in Russia. This arrangement is expected to significantly expand distribution of the company’s products in Russia.

THIRD QUARTER
Sales
An analysis of net sales by reportable segment follows:

	(millions)
	2009	2008	% Change

U.S. Soup, Sauces and Beverages	$808	$811	—%
Baking and Snacking	431	502	(14)
International Soup, Sauces and Beverages	297	400	(26)
North America Foodservice	150	167	(10)

	$1,686	$1,880	(10)%

An analysis of percent change of net sales by reportable segment follows:

			International
	U.S. Soup,	Baking	Soup,	North
	Sauces and	and	Sauces and	America
	Beverages	Snacking	Beverages	Foodservice	Total
Volume and Mix	(7)%	(2)%	(7)%	(8)%	(6)%
Price and Sales Allowances	5	6	5	6	6
(Increased)/Decreased Promotional Spending [1]	1	(1)	(3)	(5)	(1)
Currency	—	(9)	(16)	(3)	(6)
Acquisitions/(Divestitures)	1	(8)	(5)	—	(3)

	—%	(14)%	(26)%	(10)%	(10)%

[1]	Represents revenue reductions from trade promotion and consumer coupon redemption programs.
In U.S. Soup, Sauces and Beverages, total U.S. soup sales decreased 2 percent. Sales of condensed soups increased 2 percent with gains in cooking varieties, which benefited from increased at-home eating, partially offset by a decline in eating varieties. Sales of ready-to-serve soups decreased 7 percent due to declines in sales of the convenience platform, which includes soups in microwavable bowls and cups. Broth sales decreased 2 percent. U.S. soup sales benefited from the Wolfgang Puck soup, stock and broth business acquired in June 2008. Beverage sales decreased primarily due to a decline in V8 vegetable juice. Prego pasta sauce sales and Pace Mexican sauce sales increased double digits as consumers increased at-home eating.
In Baking and Snacking, Pepperidge Farm achieved sales growth with double-digit gains in Goldfish snack crackers and in Milano cookies. The introduction of Granola cookies contributed to the increase. On an as reported basis, Arnott’s sales declined due to the divestiture of certain salty snack food brands in May 2008, the reduction of the private label biscuit and industrial chocolate businesses associated with the closing of a production facility in Australia and the unfavorable impact of currency. Excluding these items, Arnott’s sales increased due to solid growth in both savory and sweet biscuit products with especially strong growth in Indonesia.
In International Soup, Sauces and Beverages, sales decreased in Europe primarily due to the unfavorable impact of currency, the divestiture of the company’s French sauce and mayonnaise business in September 2008, and lower sales in Germany and France. In Canada, sales declined due to the unfavorable impact of currency and lower soup sales. In Asia Pacific, sales increased primarily due to gains in the Australian soup business and Malaysia, partially offset by the unfavorable impact of currency.
In North America Foodservice, excluding the impact of currency, sales declined primarily due to weakness in the food service sector.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased from $726 million in 2008 to $685 million in 2009. As a percent of sales, gross profit increased from 38.6% in 2008 to 40.6% in 2009. The percentage point increase was due to higher selling prices (approximately 3.8 percentage points), productivity improvements (approximately 2.0 percentage points), mix (approximately 0.7 percentage point), and a favorable net adjustment on commodity hedge positions (approximately 0.7 percentage point), partially offset by costs related to the initiatives to improve operational efficiency and long-term profitability (approximately 0.4 percentage point), increased promotional spending (approximately 0.6 percentage point), and the impact of cost inflation and other factors (approximately 4.2 percentage points).
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 14.6% in 2009 and 15.1% in 2008. Marketing and selling expenses decreased 13% in 2009 from 2008. The decrease was primarily due to the impact of currency (approximately 5 percentage points), lower advertising expenses (approximately 3 percentage points) and lower selling expenses (approximately 2 percentage points). The lower advertising expense was primarily in U.S. Soup, Sauces and Beverages, following a significant first half increase to support the launch of new soup products.
Administrative Expenses
Administrative expenses as a percent of sales were 7.7% in 2009 and 8.4% in 2008. Administrative expenses decreased by 18% in 2009 from 2008, primarily due to the impact of currency (approximately 5 percentage points), lower long-term compensation costs (approximately 8 percentage points), and the impact of cost reduction efforts and other factors (approximately 5 percentage points).

Operating Earnings
An analysis of operating earnings by reportable segment follows:

	(millions)
	2009[1]	2008[2]

U.S. Soup, Sauces and Beverages	$195	$172
Baking and Snacking	57	(92)
International Soup, Sauces and Beverages	29	40
North America Foodservice	13	(4)

	294	116
Corporate	(8)	(34)

	$286	$82

[1]	Operating earnings by segment include restructuring related costs of $1 million in Baking and Snacking and $5 million in North America Foodservice and a favorable net adjustment from the change in valuation of commodity hedges of $11 million in Corporate. See Note (m) for additional information on restructuring charges.

[2]	Operating earnings by segment include a restructuring charge of $172 million as follows: Baking and Snacking — $144 million, International Soup, Sauces and Beverages — $6 million, and North America Foodservice — $22 million. See Note (m) for additional information.
Earnings from U.S. Soup, Sauces and Beverages increased 13% in 2009 versus 2008, due to lower advertising following significant increases in the first half, and lower administrative expenses.
Earnings from Baking and Snacking were $57 million in 2009 compared to a loss of $92 million in 2008. The current quarter included $1 million in other exit costs and the prior-year quarter included $144 million of restructuring charges related to the initiatives to improve operational efficiency and long-term profitability. The remaining increase was due to gains in Pepperidge Farm and Arnott’s, partially offset by the unfavorable impact of currency.
Earnings from International Soup, Sauces and Beverages decreased 28%, or $11 million, in 2009 versus 2008. The prior-year quarter included $6 million of restructuring charges related to the initiatives to improve operational efficiency and long-term profitability. The remaining decline in operating earnings was due to the unfavorable impact of currency and lower earnings in Europe, partially offset by gains in the Asia Pacific region and Canada.
Earnings from North America Foodservice were $13 million in 2009 compared to a loss of $4 million in 2008. The current quarter included $5 million in accelerated depreciation and other exit costs and the prior-year quarter included $22 million of restructuring charges related to the initiatives to improve operational efficiency and long-term profitability. Excluding these charges, operating earnings were comparable to a year ago.
Corporate expenses in 2009 decreased from $34 million in 2008 to $8 million. The decrease was due to an $11 million favorable net adjustment from the change in valuation of commodity hedging included in the current year, lower long-term compensation costs and lower expenses associated with the implementation of the SAP enterprise-resource planning system in North America. Beginning in fiscal 2009, unrealized gains and losses on commodity hedging activities are recorded in unallocated corporate expenses as these open positions represent hedges of future purchases.

Upon closing of the contracts, the realized gain or loss is transferred to segment operating earnings. This allows the segments to reflect the economic effects of the hedge without exposure to quarterly volatility of unrealized gains and losses. In prior periods, unrealized gains and losses on commodity hedging activities were not material.
Nonoperating Items
Net interest expense decreased to $26 million from $37 million in the prior year, primarily due to significantly lower short-term interest rates.
The effective tax rate for the quarter was 33.1% in 2009. The effective rate benefit for the year-ago quarter was 20%. The prior-year quarter included a $72 million tax benefit on the $172 million pre-tax restructuring charge. After factoring in the restructuring related benefit, the effective rate increased primarily due to the benefit of tax planning strategies which reduced the rate in fiscal 2008.
NINE MONTHS
Sales
An analysis of net sales by reportable segment follows:

	(millions)
	2009	2008	% Change

U.S. Soup, Sauces and Beverages	$3,134	$3,001	4%
Baking and Snacking	1,380	1,525	(10)
International Soup, Sauces and Beverages	1,068	1,248	(14)
North America Foodservice	476	509	(6)

	$6,058	$6,283	(4)%

An analysis of percent change of net sales by reportable segment follows:

			International
	U.S. Soup,	Baking	Soup,	North
	Sauces and	and	Sauces and	America
	Beverages	Snacking	Beverages	Foodservice	Total
Volume and Mix	(2)%	(2)%	(4)%	(8)%	(2)%
Price and Sales Allowances	8	8	5	6	7
Increased Promotional Spending [1]	(2)	(2)	(1)	(2)	(2)
Currency	—	(6)	(11)	(2)	(4)
Divestitures	—	(8)	(3)	—	(3)

	4%	(10)%	(14)%	(6)%	(4)%

[1]	Represents revenue reductions from trade promotion and consumer coupon redemption programs.
In U.S. Soup, Sauces and Beverages, total U.S. soup sales increased 6% as ready-to-serve soup sales increased 4%, condensed soup sales increased 6% and broth sales increased 10%. The ready-to-serve soup sales increase was primarily due to the successful launches of Campbell’s Select Harvest soups and Campbell’s V8 soups, partially offset by declines in Chunky canned soups and in the convenience platform. In condensed, sales increased in both cooking and eating varieties. The increase in broth sales was driven by the growth of the base business and the introduction of Swanson stock products. The Wolfgang Puck soup, stock and broth business acquired in June 2008 contributed modestly to soup sales growth. Beverage sales decreased slightly due to declines in V8 vegetable juice, partially offset by gains in V8 V-Fusion juice. Prego pasta sauce sales increased double digits and sales of Pace Mexican sauces increased as consumers increased at-home eating.
In Baking and Snacking, Pepperidge Farm achieved sales growth with gains in the cookies and crackers and bakery businesses. On an as reported basis, Arnott’s sales declined due to the divestiture of certain salty snack food brands in May 2008 and the unfavorable impact of currency. Excluding these items, Arnott’s sales increased due to significant growth in savory crackers. Sales of biscuits in Indonesia grew strongly.
In International Soup, Sauces and Beverages, sales declined primarily due to the impact of currency and divestitures. Excluding currency and divestitures, sales were comparable to a year ago as gains in Asia Pacific and Canada were offset by declines in Europe.
In North America Foodservice, sales declined primarily due to weakness in the food service sector and the unfavorable impact of currency.

Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased from $2.507 billion in 2008 to $2.393 billion in 2009. As a percent of sales, gross profit decreased from 39.9% in 2008 to 39.5% in 2009. The percentage point decrease was due to unrealized losses on commodity hedges (approximately 0.2 percentage point), costs related to the initiatives to improve operational efficiency and long-term profitability (approximately 0.4 percentage point), increased promotional spending (approximately 1.2 percentage points) and the impact of cost inflation and other factors (approximately 5.3 percentage points), partially offset by higher selling prices (approximately 4.7 percentage points), productivity improvements (approximately 1.6 percentage points) and mix (approximately 0.4 percentage point).
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 14.3% in 2009 and in 2008. Marketing and selling expenses decreased 3% in 2009 from 2008. The decrease was primarily due to the impact of currency (approximately 3 percentage points) as increased advertising costs (approximately 2 percentage points) were offset by lower selling expenses (approximately 2 percentage points).
Administrative Expenses
Administrative expenses as a percent of sales were 6.7% in 2009 and 7% in 2008. Administrative expenses decreased by 8% in 2009 from 2008, primarily due to the impact of currency (approximately 3 percentage points), lower long-term compensation costs (approximately 3 percentage points), and the impact of cost reduction efforts and other factors (approximately 4 percentage points), partially offset by incremental costs to launch products in Russia and China (approximately 2 percentage points).
Operating Earnings
An analysis of operating earnings by reportable segment follows:

	(millions)
	2009[1]	2008[2]
U.S. Soup, Sauces and Beverages	$779	$767
Baking and Snacking	193	48
International Soup, Sauces and Beverages	117	152
North America Foodservice	34	40

	1,123	1,007
Corporate	(83)	(97)

	$1,040	$910

[1]	Operating earnings by segment include restructuring related costs of $3 million in Baking and Snacking and $18 million in North America Foodservice and unrealized losses on commodity hedges of $14 million in Corporate. See Note (m) for additional information on restructuring charges.

[2]	Operating earnings by segment include a restructuring charge of $172 million as follows: Baking and Snacking — $144 million, International Soup, Sauces and Beverages — $6 million, and North America Foodservice — $22 million. See Note (m) for additional information.
Earnings from U.S. Soup, Sauces and Beverages were $779 million in 2009 compared to $767 million in 2008. The increase in operating earnings was due to higher levels of sales, partially offset by a decline in gross margin percentage, as pricing and productivity improvements were not sufficient to offset cost inflation.
Earnings from Baking and Snacking increased to $193 million in 2009 from $48 million in 2008. The current year included $3 million in accelerated depreciation and other exit costs and the prior period included $144 million of restructuring charges related to the initiatives to improve operational efficiency and long-term profitability. The remaining increase in operating earnings was primarily due to significant growth in Arnott’s, partially offset by the unfavorable impact of currency.
Earnings from International Soup, Sauces and Beverages decreased 23% in 2009 versus 2008. The prior period included $6 million of restructuring charges related to the initiatives to improve operational efficiency and long-term profitability. The remaining decrease was primarily due to the unfavorable impact of currency and incremental cost to establish businesses in Russia and China.
Earnings from North America Foodservice in 2009 declined $6 million, or 15%, from 2008. The current year included $18 million in accelerated depreciation and other exit costs and the prior period included $22 million of restructuring charges related to the initiatives to improve operational efficiency and long-term profitability. The remaining decline in operating earnings was primarily due to lower sales volumes.
Corporate expenses in 2009 decreased from $97 million in 2008 to $83 million in 2009. The decrease was due to lower expenses associated with the implementation of the SAP enterprise-resource planning system in North America and lower long-term compensation costs, partially offset by $14 million of unrealized losses on commodity hedging included in the current year.
Nonoperating Items
Net interest expense decreased to $83 million from $121 million in the prior year, primarily due to lower interest rates.
The effective tax rate for the nine months was 30.7% in 2009. The effective tax rate for the nine months was 26.2% in 2008. The prior-year rate included a $13 million benefit from the favorable resolution of a state tax matter and a $72 million tax benefit on the $172 million pre-tax restructuring charge.
Restructuring Charges
On April 28, 2008, the company announced a series of initiatives to improve operational efficiency and long-term profitability, including selling certain salty snack food brands and assets in Australia, closing certain production facilities in Australia and Canada, and streamlining the company’s management structure. As a result of these initiatives, in 2008, the company recorded a restructuring charge of $175 million ($102 million after tax or $.27 per share). The charge consisted of a net loss of $120 million ($64 million after tax) on the sale of certain Australian salty snack food brands and assets, $45 million ($31 million after tax) of employee severance and benefit costs, including the estimated impact of curtailment and other pension charges, and $10 million ($7 million after tax) of property, plant and equipment impairment charges. In addition, approximately $7 million ($5 million after tax or $.01 per share) of costs related to these initiatives were recorded in Cost of products sold, primarily representing accelerated depreciation on property, plant and equipment. The aggregate after-tax impact of restructuring charges and related costs in 2008 was $107 million, or $.28 per share. In the nine-month period ended May 3, 2009, the company recorded approximately $21 million ($14 million after tax or $.04 per share) of costs related to these initiatives in Cost of products sold. Approximately $17 million of the costs represented accelerated depreciation on property, plant and equipment and approximately $4 million related to other exit costs. The company expects to incur additional pre-tax costs of approximately $15 million, consisting of the following: approximately $13 million in employee severance and benefit costs, including the estimated impact of curtailment and other pension charges and approximately $2 million in other exit costs. Of the aggregate $218 million of pre-tax costs for the total program, the company expects approximately $50 million will be cash expenditures, the majority of which will be spent in 2009. The cash outflows related to these programs are not expected to have a material adverse impact on the company’s liquidity. Annual pre-tax benefits are expected to be approximately $15-$20 million beginning in 2009.
In the third quarter of 2008, as part of the previously discussed initiatives, the company entered into an agreement to sell certain Australian salty snack food brands and assets. The transaction was completed on May 12, 2008. Proceeds of the sale were nominal. In connection with this transaction, the company recognized a net loss of $120 million ($64 million after tax) in 2008. The terms of the agreement required the company to provide a loan facility to the buyer of AUD $10 million, or approximately USD $7 million. The buyer borrowed AUD $5 million in November 2008 and the remaining AUD $5 million in March 2009 under the facility. Borrowings under the facility are to be repaid five years after the closing date. See also Note (b) to the Consolidated Financial Statements for additional information.
In April 2008, as part of the previously discussed initiatives, the company announced plans to close the Listowel, Ontario, Canada food plant. The Listowel facility produced primarily frozen products, including soup, entrees, and Pepperidge Farm products, as well as ramen noodles. The facility employed approximately 500 people. The company closed the facility in April 2009. Production was transitioned to its network of North American contract manufacturers and to its Downingtown, Pennsylvania plant. The company recorded $20 million ($14 million after tax) of employee severance and benefit costs, including the estimated impact of curtailment and other pension charges, and $7 million ($5 million after tax) in accelerated depreciation of property, plant and equipment in 2008. In the nine-month period ended May 3, 2009, the company recorded $16 million ($11 million after tax) in accelerated depreciation of property, plant and equipment and $2 million ($1 million after tax) of other exit costs. The company expects to incur approximately $13 million in additional employee severance and benefit costs and approximately $2 million in other exit costs.
In April 2008, as part of the previously discussed initiatives, the company also announced plans to discontinue the private label biscuit and industrial chocolate production at its Miranda, Australia facility. The company closed the Miranda facility, which employed approximately 150 people, in the second quarter of 2009. In connection with this action, the company recorded $10 million ($7 million after tax) of property, plant and equipment impairment charges and $8 million ($6 million after tax) in employee severance and benefit costs in 2008. In the nine-month period ended May 3, 2009, the company recorded $1 million in accelerated depreciation of property, plant and equipment and $2 million ($1 million after tax) of other exit costs.
As part of the previously discussed initiatives, the company is streamlining its management structure and eliminating certain overhead costs. These actions began in the fourth quarter of 2008 and will be substantially completed in 2009. In connection with this action, the company recorded $17 million ($11 million after tax) in employee severance and benefit costs in 2008.
In aggregate, the company incurred pre-tax costs of approximately $203 million in 2008 and in 2009 by segment as follows: Baking and Snacking — $147 million, International Soup, Sauces and Beverages — $9 million and North America Foodservice — $47 million. Additional pre-tax costs of $15 million are expected to be incurred in the North America Foodservice segment.
See Note (m) to the Consolidated Financial Statements for additional information.
Discontinued Operations
The results of the Godiva Chocolatier business are classified as discontinued operations. Results of the business are summarized below:

	Three Months Ended		Nine Months Ended
(millions)	May 3, 2009	April 27, 2008	May 3, 2009	April 27, 2008

Net sales	$—	$90	$—	$393

Earnings from operations before taxes	$—	$12	$—	$49

Taxes on earnings — operations	—	(1)	—	(17)

Gain on sale	—	707	—	698

Tax impact from sale of business	—	(240)	4	(236)

Earnings from discontinued operations	$—	$478	$4	$494

The company recognized a $4 million tax benefit in Earnings from discontinued operations during the quarter ended February 1, 2009. The benefit was a result of an adjustment to the tax liability associated with the sale of the Godiva Chocolatier business. See Note (b) to the Consolidated Financial Statements for additional information.
Liquidity and Capital Resources
The company generated cash from operations of $806 million compared to $574 million last year. The increase was primarily due to the prior year payment of approximately $230 million related to income taxes associated with the sale of the Godiva Chocolatier business.

Capital expenditures were $176 million compared to $154 million a year ago. Capital expenditures in 2009 included expansion of the U.S. beverage production capacity (approximately $34 million) and expansion and enhancements of the company’s corporate headquarters (approximately $8 million). Capital expenditures are expected to be approximately $350 million in 2009.
Net cash provided by investing activities in 2009 includes the proceeds from the sale of the sauce and mayonnaise business in France, net of cash divested. Net cash provided by investing activities in 2008 includes the proceeds from the sale of the Godiva Chocolatier business, net of cash divested.
Excluding shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares, the company repurchased 13 million shares at a cost of $409 million during the nine-month period ended May 3, 2009. The majority of these shares were repurchased pursuant to the company’s June 2008 publicly announced share repurchase program. Under this program, the company’s Board of Directors authorized the purchase of up to $1.2 billion of company stock through the end of fiscal 2011. In addition to the June 2008 publicly announced share repurchase program, the company also purchased shares to offset the impact of dilution from shares issued under the company’s stock compensation plans. The company expects to continue this practice in the future. Excluding shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares, the company repurchased 13 million shares at a cost of $435 million in connection with repurchases in the nine-month period ended April 27, 2008. The majority of these shares were repurchased pursuant to the company’s November 2005 publicly announced share repurchase program, which was completed during the third quarter of 2008 and the March 2008 program, which was completed during the fourth quarter of 2008. Under the March program, the company’s Board of Directors authorized using approximately $600 million of the net proceeds from the sale of the Godiva Chocolatier business to purchase company stock. In addition to the publicly announced share repurchase programs, the company also purchased shares in the year-ago period to offset the impact of dilution from shares issued under the company’s stock compensation plans. See “Unregistered Sales of Equity Securities and Use of Proceeds” for more information.
At May 3, 2009, the company had $628 million of notes payable due within one year and $27 million of standby letters of credit issued on behalf of the company. The company has a $1.5 billion committed revolving credit facility maturing in 2011, which remains unused at May 3, 2009, except for $27 million of standby letters of credit issued on behalf of the company. This agreement supports the company’s commercial paper programs. The company is in compliance with the covenants contained in its revolving credit facility and debt securities.
The company expects that foreseeable liquidity and capital resource requirements, including cash outflows to repurchase shares, pay dividends and fund potential pension plan contributions, will be met through cash and cash equivalents, anticipated cash flows from operations, long-term borrowings under its shelf registration statement, and short-term borrowings, including commercial paper. Despite the recent disruptions in the capital and credit markets, the company expects that its sources of financing are adequate to meet its future liquidity and capital resource requirements. The cost and terms of any future financing arrangements may be negatively impacted by the current capital and credit market disruptions and will depend on the market conditions and the company’s financial position at the time of any future financings.

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
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a definition of fair value, provides a framework for measuring fair value and expands the disclosure requirements about fair value measurements. This standard does not require any new fair value measurements but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, FASB Staff Position (FSP) No. FAS 157-2 was issued, which delayed by a year the effective date for certain nonfinancial assets and liabilities. The company adopted SFAS No. 157 for financial assets and liabilities in the first quarter of fiscal 2009. The adoption did not have a material impact on the consolidated financial statements. See Note (l) for additional information. The company is currently evaluating the impact of SFAS No. 157 as it relates to nonfinancial assets and liabilities.
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
In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” which enhances the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) the location and amounts of derivative instruments in an entity’s financial statements, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encouraged, but did not require, comparative disclosures for earlier periods at initial adoption. The company adopted SFAS No. 161 in the third quarter of fiscal 2009. See Note (k) for additional information.
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
In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods and amends APB Opinion No. 28 “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. The company is currently evaluating the impact of FSP FAS No. 107-1 and APB 28-1.
In May 2009, the FASB issued SFAS No. 165 “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Statement sets forth: the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The company is currently evaluating the impact of SFAS No. 165.
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

ITEM 4. CONTROLS AND PROCEDURES
a.	Evaluation of Disclosure Controls and Procedures

The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer and Chief Administrative Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of May 3, 2009 (the “Evaluation Date”). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer and Chief Administrative Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective.

b.	Changes in Internal Controls

During the quarter ended May 3, 2009, as part of the previously announced North American SAP enterprise-resource planning system implementation, the company implemented SAP software at its Lakeland, Florida, and Aiken, South Carolina, Pepperidge Farm facilities. In conjunction with these SAP implementations, the company modified the design, operation and documentation of its internal control over financial reporting. Specifically, the company modified controls in the business processes impacted by the new system, such as user access security, system reporting and authorization and reconciliation procedures. There were no other changes in the company’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, such internal control over financial reporting.

PART II
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

					Approximate
					Dollar Value of
				Total Number of	Shares that May
	Total			Shares Purchased	Yet Be Purchased
	Number	Average		as Part of Publicly	Under the Plans
	of Shares	Price Paid		Announced Plans	or Programs
Period	Purchased(1)	Per Share(2)		or Programs(3)	($ in millions)(3)
2/2/09 — 2/28/09	1,017,368 (4)	$30.45	(4)	670,560	$982
3/1/09 — 3/31/09	1,732,307 (5)	$26.79	(5)	1,208,035	$950
4/1/09 — 5/3/09	1,771,411 (6)	$26.48	(6)	1,524,600	$909

Total	4,521,086	$27.49		3,403,195	$909

(1)	Includes (i) 764,622 shares repurchased in open-market transactions to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, (ii) 88,269 shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted shares, and (iii) 265,000 shares purchased by the counterparty to a deferred compensation hedge entered into by the company during the third quarter of fiscal 2009 (the “Hedge Shares”). The purchase of the Hedge Shares is being disclosed because the counterparty may be an “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Exchange Act. The company disclaims all beneficial ownership of the Hedge Shares. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the company’s shares on the date of vesting.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)	During the third quarter of fiscal 2009, the company had one publicly announced share repurchase program. Under this program, which was announced on June 30, 2008, the company’s Board of Directors authorized the purchase of up to $1.2 billion of company stock through the end of fiscal 2011. In addition to the publicly announced share repurchase program, the company will continue to purchase shares, under separate authorization, as part of its practice of buying back shares sufficient to offset shares issued under incentive compensation plans.

(4)	Includes (i) 345,440 shares repurchased in open-market transactions at an average price of $30.45 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 1,368 shares owned and tendered by employees at an average price per share of $30.11 to satisfy tax withholding requirements on the vesting of restricted shares.

(5)	Includes (i) 249,782 shares repurchased in open-market transactions at an average price of $26.81 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, (ii) 9,490 shares owned and tendered by employees at an average price per share of $27.55 to satisfy tax withholding requirements on the vesting of restricted shares, and (iii) the Hedge Shares at an average price per share of $26.64.

(6)	Includes (i) 169,400 shares repurchased in open-market transactions at an average price of $26.42 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 77,411 shares owned and tendered by employees at an average price per share of $27.81 to satisfy tax withholding requirements on the vesting of restricted shares.

ITEM 6. EXHIBITS

3(i)	Campbell’s By-Laws, effective June 1, 2009, were filed with the SEC on a Form 8-K (SEC file number 1-3822) on June 1, 2009, and are incorporated herein by reference.

31(a)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(b)	Certification of B. Craig Owens pursuant to Rule 13a-14(a).

32(a)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of B. Craig Owens pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL SOUP COMPANY
Date: June 10, 2009	By:	/s/ B. Craig Owens
B. Craig Owens
Senior Vice President — Chief Financial Officer and Chief Administrative Officer

	By:	/s/ Ellen Oran Kaden
Ellen Oran Kaden
Senior Vice President — Law and Government Affairs

INDEX TO EXHIBITS
Exhibits

3(i)	Campbell’s By-Laws, effective June 1, 2009, were filed with the SEC on a Form 8-K (SEC file number 1-3822) on June 1, 2009, and are incorporated herein by reference.

31(a)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(b)	Certification of B. Craig Owens pursuant to Rule 13a-14(a).

32(a)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of B. Craig Owens pursuant to 18 U.S.C. Section 1350.