Form 10-K
period 2009-08-02
CAMPBELL SOUP CO
filed 2009-09-30
CIK 16732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 2, 2009	Commission File Number 1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that that the registrant was required to submit and post such files).  ☐ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No

As of January 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of capital stock held by non-affiliates of the registrant was approximately $6,090,173,391. There were 345,308,945 shares of capital stock outstanding as of September 15, 2009.

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on November 19, 2009, are incorporated by reference into Part III.

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

In fiscal 2009, the company continued its focus on delivering superior long-term total shareowner returns by executing against the following seven key strategies:

•	Expanding the company’s icon brands within simple meals, baked snacks and healthy beverages;

•	Driving higher levels of consumer satisfaction by offering superior value and focusing on wellness, quality and convenience;

•	Making the company’s products more broadly available in existing and new markets;

•	Strengthening the company’s business through outside partnerships and acquisitions;

•	Increasing margins by improving price realization and company-wide productivity;

•	Improving overall organizational excellence, diversity, engagement and innovation; and

•	Advancing a powerful commitment to sustainability and corporate social responsibility.

For additional information relating to the company’s seven key strategies, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

The company’s operations are organized and reported in the following segments: U.S. Soup, Sauces and Beverages; Baking and Snacking; International Soup, Sauces and Beverages; and North America Foodservice. The segments are discussed in greater detail below.

U.S. Soup, Sauces and Beverages

The U.S. Soup, Sauces and Beverages segment includes the following retail businesses: Campbell’s condensed and ready-to-serve soups; Swanson broth, stocks and canned poultry; Prego pasta sauce; Pace Mexican sauce; Campbell’s canned pasta, gravies, and beans; V8 juice and juice drinks; Campbell’s tomato juice; and Wolfgang Puck soups, stocks and broths.

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

International Soup, Sauces and Beverages

The International Soup, Sauces and Beverages segment includes the soup, sauce and beverage businesses outside of the United States, including Europe, Latin America, the Asia Pacific region, as well as the emerging markets of Russia and China, and the retail business in Canada. The segment’s operations include Erasco and Heisse Tasse soups in Germany, Liebig and Royco soups in France, Devos Lemmens mayonnaise and cold sauces and Campbell’s and Royco soups in Belgium, and Blå Band soups and sauces in Sweden. In Asia Pacific, operations include Campbell’s soup and stock, Swanson broths, V8 beverages and Prego pasta sauce. In Canada, operations include Habitant and Campbell’s soups, Prego pasta sauce, V8 beverages and certain Pepperidge Farm products.

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

Ingredients

The ingredients required for the manufacture of the company’s food products are purchased from various suppliers. While all such ingredients are available from numerous independent suppliers, raw materials are subject to fluctuations in price attributable to a number of factors, including changes in crop size, cattle cycles, product scarcity, demand for raw materials and energy costs, government-sponsored agricultural programs, import and export requirements and weather conditions during the growing and harvesting seasons. To help reduce some of this price volatility, the company uses various commodity risk management tools for a number of its ingredients and commodities, such as natural gas, heating oil, wheat, soybean oil, cocoa, aluminum and corn. Ingredient inventories are at a peak during the late fall and decline during the winter and spring. Since many ingredients of suitable quality are available in sufficient quantities only at certain seasons, the company makes commitments for the purchase of such ingredients during their respective seasons. At this time, the company does not anticipate any material restrictions on availability or shortages of ingredients that would have a significant impact on the company’s businesses. For information on the impact of inflation on the company, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Customers

In most of the company’s markets, sales activities are conducted by the company’s own sales force and through broker and distributor arrangements. In the United States, Canada and Latin America, the company’s products are generally resold to consumers in retail food chains, mass discounters, mass merchandisers, club stores, convenience stores, drug stores, dollar stores and other retail, commercial and non-commercial establishments. In Europe, the company’s products are generally resold to consumers in retail food chains, mass discounters, mass merchandisers, club stores, convenience stores and other retail, commercial and non-commercial establishments. In the Asia Pacific region, the company’s products are generally resold to consumers through retail food chains, convenience stores and other retail, commercial and non-commercial establishments. The company makes shipments promptly after receipt and acceptance of orders.

The company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 18% of the company’s consolidated net sales during fiscal 2009 and 16% during fiscal 2008. All of the company’s segments sold products to Wal-Mart Stores, Inc. or its affiliates. No other customer accounted for 10% or more of the company’s consolidated net sales.

Trademarks And Technology

As of September 15, 2009, the company owned over 4,100 trademark registrations and applications in over 160 countries and believes that its trademarks are of material importance to its business. Although the laws vary by jurisdiction, trademarks generally are valid as long as they are in use and/or their registrations are properly maintained and have not been found to have become generic. Trademark registrations generally can be renewed indefinitely as long as the trademarks are in use. The company believes that its principal brands, including Campbell’s, Erasco, Liebig, Pepperidge Farm, V8, Pace, Prego, Swanson, and Arnott’s, are protected by trademark law in the company’s relevant major markets. In addition, some of the company’s products are sold under brands that have been licensed from third parties.

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

Capital Expenditures

During fiscal 2009, the company’s aggregate capital expenditures were $345 million. The company expects to spend approximately $350 million for capital projects in fiscal 2010. The anticipated major fiscal 2010 capital projects include the previously announced expansion and enhancement of the company’s corporate headquarters in Camden, New Jersey, implementation of a SAP enterprise-resource planning system in the company’s Australian and New Zealand locations and expansion of the company’s Australian and United States cracker production capacity.

Research And Development

During the last three fiscal years, the company’s expenditures on research activities relating to new products and the improvement and maintenance of existing products for continuing operations were $114 million in 2009, $115 million in 2008 and $111 million in 2007. The decrease from 2008 to 2009 was primarily due to the impact of currency. The increase from 2007 to 2008 was also primarily due to the impact of currency. The company conducts this research primarily at its headquarters in Camden, New Jersey, although important research is undertaken at various other locations inside and outside the United States.

Environmental Matters

The company has requirements for the operation and design of its facilities that meet or exceed applicable environmental rules and regulations. Of the company’s $345 million in capital expenditures made during fiscal 2009, approximately $5 million was for compliance with environmental laws and regulations in the United States. The company further estimates that approximately $6 million of the capital expenditures anticipated during fiscal 2010 will be for compliance with United States environmental laws and regulations. The company believes that continued compliance with existing environmental laws and regulations will not have a material effect on capital expenditures, earnings or the competitive position of the company.

Seasonality

Demand for the company’s products is somewhat seasonal, with the fall and winter months usually accounting for the highest sales volume due primarily to demand for the company’s soup products. Demand for the company’s sauce, beverage, baking and snacking products, however, is generally evenly distributed throughout the year.

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

Employees

On August 2, 2009, there were approximately 18,700 employees of the company.

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

The company faces risks related to recession, financial and credit market disruptions and other economic conditions

Customer and consumer demand for the company’s products may be impacted by recession or other economic downturns in the United States or other nations. Similarly, disruptions in financial and credit markets may impact the company’s ability to manage normal commercial relationships with its customers, suppliers and creditors. In addition, changes in any one of the following factors in the United States or other nations, whether due to recession, financial and credit market disruptions or other reasons, could impact the company: currency exchange rates, tax rates, interest rates or equity markets.

Fluctuations in foreign currency exchange rates could adversely affect the company’s results

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

The company’s results may be adversely impacted by increases in the price of raw and packaging materials

The raw and packaging materials used in the company’s business include tomato paste, grains, beef, poultry, vegetables, steel, glass, paper and resin. Many of these materials are subject to price fluctuations from a number of factors, including product scarcity, demand for raw materials, commodity market speculation, energy costs, currency fluctuations, weather conditions, import and export requirements and changes in government-sponsored agricultural programs. To the extent any of these factors result in an increase in raw and packaging material prices, the company may not be able to offset such increases through productivity or price increases or through its commodity hedging activity.

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

The company may be adversely impacted by increased liabilities and costs related to its defined benefit pension plans

The company sponsors a number of defined benefit pension plans for employees in the United States and various foreign locations. The major defined benefit pension plans are funded with trust assets invested in a globally diversified portfolio of securities and other investments. Changes in regulatory requirements or the market value of plan assets, investment returns, interest rates and mortality rates may affect the funded status of the company’s defined benefit pension plans and cause volatility in the net periodic benefit cost, future funding requirements of the plans and the funded status as recorded on the balance sheet. A significant increase in the company’s obligations or future funding requirements could have a material adverse effect on the financial results of the company.

The company may be adversely impacted by the increased significance of some of its customers

The retail grocery trade continues to consolidate. These consolidations have produced large, sophisticated customers with increased buying power and negotiating strength who may seek lower prices or increased promotional programs funded by their suppliers. These customers may also in the future use more of their shelf space, currently used for our products, for their private label products. If the company is unable to use its scale, marketing expertise, product innovation and category leadership positions to respond to these customer initiatives, the company’s business or financial results could be negatively impacted. In addition, the disruption of sales to any of the company’s large customers for an extended period of time could adversely affect the company’s business or financial results.

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

The company’s results may be impacted negatively by political conditions in the nations where the company does business

The company is a global manufacturer and marketer of high-quality, branded convenience food products. Because of its global reach, the company’s performance may be impacted negatively by politically motivated factors, such as unfavorable changes in legal or regulatory requirements, tariffs, or export and import restrictions, in the nations where it does business. The company may also be impacted by political instability, civil disobedience, armed hostilities, natural disasters and terrorist acts in the nations where it does business.

If the company’s food products become adulterated or are mislabeled, the company might need to recall those items and may experience product liability claims if consumers are injured

The company may need to recall some of its products if they become adulterated or if they are mislabeled. The company may also be liable if the consumption of any of its products causes injury. A widespread product recall could result in significant losses due to the costs of a recall, the destruction of product inventory and lost sales due to the unavailability of product for a period of time. The company could also suffer losses from a significant product liability judgment against it. A significant product recall or product liability case could also result in adverse publicity, damage to the company’s reputation and a loss of consumer confidence in the company’s food products.

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
•   East Brunswick (BS)
North Carolina
• Maxton (SSB/NAFS)	Ohio
•   Napoleon (SSB/NAFS)
•   Wauseon (SSB/ISSB)
•   Willard (BS)
Pennsylvania
•   Denver (BS)
•   Downingtown (BS/NAFS)
South Carolina
•   Aiken (BS)
Texas
•   Paris (SSB/NAFS)
Utah
•   Richmond (BS)
Washington
•   Everett (NAFS)
Wisconsin
	• Milwaukee (SSB)	Australia • Huntingwood (BS) • Marleston (BS) • Shepparton (ISSB) • Virginia (BS) Belgium • Puurs (ISSB) Canada • Toronto (ISSB/NAFS) France • LePontet (ISSB) Germany • Luebeck (ISSB)	Indonesia • Jawa Barat (BS) Malaysia • Selangor Darul Ehsan (ISSB) Mexico • Villagran (ISSB) • Guasave (SSB)* Netherlands • Utrecht (ISSB) Sweden • Kristianstadt (ISSB)

SSB — U.S. Soup, Sauces and Beverages BS — Baking and Snacking ISSB — International Soup, Sauces and Beverages NAFS — North America Foodservice		* Expected to be closed

Each of the foregoing manufacturing facilities is company-owned, except that the Selangor Darul Ehsan, Malaysia, facility, and the East Brunswick, New Jersey, facility are leased. The Utrecht, Netherlands, facility is subject to a ground lease. The company also operates retail bakery thrift stores in the United States and other plants, facilities and offices at various locations in the United States and abroad, including additional executive offices in Norwalk, Connecticut, Puurs, Belgium, and North Strathfield, Australia. The Dunkirk, France, facility was sold during fiscal 2009 as part of the divestiture of the Lesieur branded sauce and mayonnaise business. The Listowel, Canada, and the Miranda, Australia, facilities were closed in fiscal 2009. The company expects to close the Guasave, Mexico, facility in fiscal 2010.

Management believes that the company’s manufacturing and processing plants are well maintained and are generally adequate to support the current operations of the businesses.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Company

The following list of executive officers as of September 17, 2009, is included as an item in Part III of this Form 10-K:

			Year First
			Appointed
			Executive
Name	Present Title	Age	Officer

Patrick J. Callaghan	Vice President	58	2007
Douglas R. Conant	President and Chief Executive Officer	58	2001
Sean M. Connolly	Senior Vice President	44	2008
Anthony P. DiSilvestro	Vice President — Controller	50	2004
M. Carl Johnson, III	Senior Vice President	61	2001
Ellen Oran Kaden	Senior Vice President — Law and Government Affairs	57	1998
Larry S. McWilliams	Senior Vice President	53	2001
Denise M. Morrison	Senior Vice President	55	2003
B. Craig Owens	Senior Vice President — Chief Financial Officer and Chief Administrative Officer	55	2008
Nancy A. Reardon	Senior Vice President	56	2004
Archbold D. van Beuren	Senior Vice President	52	2007
David R. White	Senior Vice President	54	2004

B. Craig Owens served as Executive Vice President and Chief Financial Officer of the Delhaize Group prior to joining the company in 2008. The company has employed Patrick J. Callaghan, Douglas R. Conant, Sean M. Connolly, Anthony P. DiSilvestro, M. Carl Johnson, III, Ellen Oran Kaden, Larry S. McWilliams, Denise M. Morrison, Nancy A. Reardon, Archbold D. van Beuren and David R. White in an executive or managerial capacity for at least five years.

There is no family relationship among any of the company’s executive officers or between any such officer and any director that is first cousin or closer. All of the executive officers were elected at the November 2008 meeting of the Board of Directors.

PART II

Item 5.	Market for Registrant’s Capital Stock, Related Shareowner Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Capital Stock

The company’s capital stock is listed and principally traded on the New York Stock Exchange. The company’s capital stock is also listed on the SWX Swiss Exchange. On September 15, 2009, there were 27,428 holders of record of the company’s capital stock. Market price and dividend information with respect to the company’s capital stock are set forth in Note 17 to the Consolidated Financial Statements. Future dividends will be dependent upon future earnings, financial requirements and other factors.

Return to Shareowners* Performance Graph

The following graph compares the cumulative total shareowner return (TSR) on the company’s stock with the cumulative total return of the Standard & Poor’s Packaged Foods Index (the “S&P Packaged Foods Group”) and the Standard & Poor’s 500 Stock Index (the “S&P 500”). The graph assumes that $100 was invested on July 30, 2004, in each of company stock, the S&P Packaged Foods Group and the S&P 500, and that all dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on July 31, 2009.

* Stock appreciation plus dividend reinvestment.

	2004	2005	2006	2007	2008	2009
Campbell	100	123	150	157	154	137
S&P 500	100	114	120	140	123	99
S&P Packaged Foods Group	100	108	109	125	129	118

Issuer Purchases of Equity Securities

						Approximate
						Dollar Value of
					Total Number of	Shares that may yet
					Shares Purchased	be Purchased
	Total Number		Average		as Part of Publicly	Under the Plans or
	of Shares		Price Paid		Announced Plans or	Programs
Period	Purchased(1)		Per Share(2)		Programs(3)	($ in Millions)(3)

5/4/09 — 5/31/09	49,465	(4)	$26.02	(4)	0	$909
6/1/09 — 6/30/09	1,843,185	(5)	$28.77	(5)	1,767,000	$859
7/1/09 — 8/2/09	2,142,236	(6)	$29.73	(6)	1,976,880	$800

Total	4,034,886		$29.25		3,743,880	$800

(1)	Includes (i) 282,962 shares repurchased in open-market transactions to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 8,044 shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted shares. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the company’s shares on the date of vesting.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)	During the fourth quarter of fiscal 2009, the company had one publicly announced share repurchase program. Under this program, which was announced on June 30, 2008, the company’s Board of Directors authorized the purchase of up to $1.2 billion of company stock through the end of fiscal 2011. In addition to the publicly announced share repurchase program, the company will continue to purchase shares, under separate authorization, as part of its practice of buying back shares sufficient to offset shares issued under incentive compensation plans.

(4)	Includes (i) 49,000 shares repurchased in open-market transactions at an average price of $26.01 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 465 shares owned and tendered by employees at an average price per share of $26.74 to satisfy tax withholding requirements on the vesting of restricted shares.

(5)	Includes (i) 76,000 shares repurchased in open-market transactions at an average price of $28.77 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 185 shares owned and tendered by employees at an average price per share of $30.32 to satisfy tax withholding requirements on the vesting of restricted shares.

(6)	Includes (i) 157,962 shares repurchased in open-market transactions at an average price of $29.98 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 7,394 shares owned and tendered by employees at an average price per share of $30.01 to satisfy tax withholding requirements on the vesting of restricted shares.

Item 6.	Selected Financial Data

FIVE-YEAR REVIEW — CONSOLIDATED

Fiscal Year	2009(1)	2008(2)	2007(3)	2006(4)	2005(5)
	(Millions, except per share amounts)

Summary of Operations
Net sales	$7,586	$7,998	$7,385	$6,894	$6,652
Earnings before interest and taxes	1,185	1,098	1,243	1,097	1,082
Earnings before taxes	1,079	939	1,099	947	902
Earnings from continuing operations	732	671	792	720	614
Earnings from discontinued operations	4	494	62	46	93
Net earnings	736	1,165	854	766	707
Financial Position
Plant assets — net	$1,977	$1,939	$2,042	$1,954	$1,987
Total assets	6,056	6,474	6,445	7,745	6,678
Total debt	2,624	2,615	2,669	3,213	2,993
Shareowners’ equity	728	1,318	1,295	1,768	1,270
Per Share Data
Earnings from continuing operations — basic	$2.08	$1.80	$2.05	$1.77	$1.50
Earnings from continuing operations — assuming dilution	2.04	1.76	2.00	1.74	1.49
Net earnings — basic	2.09	3.12	2.21	1.88	1.73
Net earnings — assuming dilution	2.06	3.06	2.16	1.85	1.71
Dividends declared	1.00	0.88	0.80	0.72	0.68
Other Statistics
Capital expenditures	$345	$298	$334	$309	$332
Weighted average shares outstanding	352	373	386	407	409
Weighted average shares outstanding — assuming dilution	358	381	396	414	413

(All per share amounts below are on a diluted basis)

The 2008 fiscal year consisted of fifty-three weeks. All other periods had fifty-two weeks.

(1)	The 2009 earnings from continuing operations were impacted by the following: an impairment charge of $47 ($.13 per share) related to certain European trademarks and $15 ($.04 per share) of restructuring related costs associated with initiatives to improve operational efficiency and long-term profitability. The 2009 results of discontinued operations represented a $4 ($.01 per share) tax benefit related to the sale of the Godiva Chocolatier business.

(2)	The 2008 earnings from continuing operations were impacted by the following: a $107 ($.28 per share) restructuring charge and related costs associated with initiatives to improve operational efficiency and long-term profitability and a $13 ($.03 per share) benefit from the favorable resolution of a tax contingency. The 2008 results of discontinued operations included a $462 ($1.21 per share) gain from the sale of the Godiva Chocolatier business.

(3)	The 2007 earnings from continuing operations were impacted by the following: a $13 ($.03 per share) benefit from the reversal of legal reserves due to favorable results in litigation; a $25 ($.06 per share) benefit from a tax settlement of bilateral advance pricing agreements; and a $14 ($.04 per share) gain from the sale of an idle manufacturing facility. The 2007 results of discontinued operations included a $24 ($.06 per share) gain from the sale of the businesses in the United Kingdom and Ireland and $7 ($.02 per share) tax benefit from the resolution of audits in the United Kingdom. On July 29, 2007, the company adopted Statement of Financial Accounting Standards (SFAS) No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” As a result, total assets were reduced by $294, shareowners’ equity was reduced by $230, and total liabilities were reduced by $64.

(4)	The 2006 earnings from continuing operations were impacted by the following: a $60 ($.14 per share) benefit from the favorable resolution of a U.S. tax contingency; an $8 ($.02 per share) benefit from a change in inventory accounting method; incremental tax expense of $13 ($.03 per share) associated with the repatriation of non-U.S. earnings under the American Jobs Creation Act; and a $14 ($.03 per share) tax benefit related to higher levels of foreign tax credits, which could be utilized as a result of the sale of the businesses in the United Kingdom and Ireland. The 2006 results of discontinued operations included $56 of deferred tax expense due to book/tax basis differences and $5 of after-tax costs associated with the sale of the businesses (aggregate impact of $.15 per share).

(5)	As of August 1, 2005, the company adopted SFAS No. 123 (revised 2004) “Share-Based Payment” (SFAS No. 123R). Under SFAS No. 123R, compensation expense is to be recognized for all stock-based awards, including stock options. Had all stock-based compensation been expensed in 2005, earnings from continuing operations would have been $587 and earnings per share from continuing operations would have been $1.42. Net earnings would have been $678 and earnings per share would have been $1.64.

Five-Year Review should be read in conjunction with the Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

Description of the Company

Campbell Soup Company is a global manufacturer and marketer of high-quality, branded convenience food products. The company is organized and reports in the following segments: U.S. Soup, Sauces and Beverages; Baking and Snacking; International Soup, Sauces and Beverages; and North America Foodservice. See Note 6 to the Consolidated Financial Statements for additional information on segments.

The company’s well-known brands are sold in approximately 120 countries. Its principal geographies are North America, Australia, France, Germany and Belgium.

Key Strategies

To achieve its goals of consistent and sustainable sales and earnings growth to deliver superior long-term total shareowner returns, the company is focused on executing seven strategies:

1. expand its icon brands within simple meals, baked snacks and healthy beverages;

2. drive higher levels of consumer satisfaction by offering superior value and focusing on wellness, quality and convenience;

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

Expand the company’s icon brands within simple meals, baked snacks and healthy beverages.  The company’s overarching business strategy is to drive profitable growth by focusing on three large, global categories — simple meals, baked snacks, and healthy beverages — that are well aligned with consumer trends, and are growing in most of the markets in which the company does business. Principal brands in these core categories include Campbell’s, Swanson, Pace, Prego, Liebig, Erasco, Pepperidge Farm, Goldfish, Arnott’s, and V8. The company has strong market positions in the segments within these categories in the geographies in which it competes, and its businesses in these categories respond well to product innovation and consumer marketing.

Drive higher levels of consumer satisfaction by offering superior value and focusing on wellness, quality and convenience.  The company continues to pursue initiatives designed to meet the growing consumer interest in health and nutrition. In fiscal 2010, the sodium level in the company’s iconic Campbell’s condensed tomato soup, and in Campbell’s V8 and Campbell’s Healthy Request product lines, will be reduced. Campbell’s Chunky soups will be restaged with “better for you” credentials, including a number of varieties with lean meat and/or a full serving of vegetables, and Swanson chicken broth will be reformulated to be 100% natural. Responding to consumer concerns regarding weight management, the company will launch five new or restaged varieties of “light” condensed soup in fiscal 2010. In the baked snacks category, Pepperidge Farm will introduce Goldfish Garden Cheddar crackers containing one-third of a serving of vegetables, Flavor Blasted Goldfish crackers with reduced sodium, and Goldfish Grahams with reduced saturated fat. Arnott’s has introduced new varieties of its Vita-weat crackers with whole-grain goodness. The company continues to emphasize the health credentials of many of its other products, such as Prego sauces and V8 beverages. In fiscal 2009, the company also highlighted the value proposition offered by many of its products, especially those in its soup portfolio. The company expects to continue to emphasize value in its marketing and merchandising efforts in fiscal 2010.

Make the company’s products more broadly available in existing and new markets.  The company is pursuing strategies designed to expand the availability of its products in existing markets and to capitalize on opportunities in emerging channels and markets around the globe. To further its efforts in emerging markets, on May 26, 2009, the company announced the entry into an agreement with Coca-Cola Hellenic Bottling Company S.A. for the distribution of Campbell’s Domashnaya Klassika (Campbell’s Home Classics) concentrated broth and other soup products in Russia. This arrangement is expected to significantly expand distribution of the company’s products in Russia.

Strengthen the company’s business through outside partnerships and acquisitions.  The company continues to explore opportunities to enhance sales and earnings growth through value-creating external development. On May 4, 2009, the company completed the acquisition of Ecce Panis, Inc., a manufacturer of artisan breads, which has been integrated into the company’s Pepperidge Farm bakery operations. This acquisition gives the Pepperidge Farm business an entry into the fast-growing artisan bread market.

Increase margins by improving price realization and company-wide productivity.  The company remains focused on increasing margins though a combination of pricing and productivity improvements. As part of a series of initiatives to improve operational efficiency and long-term profitability announced in fiscal 2008, the company completed the closures of its facilities in Listowel, Canada, and Miranda, Australia in fiscal 2009. The company also completed the implementation of its SAP enterprise-resource planning system in most of its North American facilities and has begun to realize cost reductions. Finally, the company increased the prices of many of its products to offset the impact of significantly higher cost inflation, while continuing to generate significant cost-savings through ongoing supply chain initiatives and control over general and administrative costs.

Improve overall organizational excellence, diversity, engagement and innovation.  The company is committed to building a diverse, inclusive and engaged workforce that is focused on excellence and innovation. In building employee engagement, the company emphasizes: (1) capabilities, including improving skills, innovation capabilities, and manager and team effectiveness; and (2) culture, including leadership behavior, workplace flexibility and employee wellness. Key focus areas include diversity and inclusion, flexible work schedules, and enhanced workplace safety.

Advance a powerful commitment to sustainability and corporate social responsibility (CSR).  The company has developed a comprehensive strategy to advance its commitment to corporate social responsibility and sustainability, rooted in four key pillars relating to environmental sustainability, community outreach, workplace excellence, and consumer concerns about wellness and nutrition. Building on a strong heritage of corporate citizenship outlined in the company’s first CSR Report, “Nourishing People’s Lives,” the company is now defining enterprise-wide goals and targets that address environmental performance, workplace excellence, social impact in its communities, and the nutrition and wellness attributes of its product portfolio. The company has established an internal governance structure to manage and direct these commitments as core business disciplines and is working with its customers and suppliers to identify common CSR and environmental sustainability priorities. In fiscal 2009, the company also joined the United Nations Global Compact and issued formal policies in the areas of human rights and political accountability.

Basis of Presentation

There were 52 weeks in fiscal 2009, 53 weeks in fiscal 2008 and 52 weeks in fiscal 2007.

In May 2009, the company completed the acquisition of Ecce Panis, Inc., an artisan bread maker, for $66 million. The business is included in the Baking and Snacking segment. See Note 8 to the Consolidated Financial Statements for additional information.

In June 2008, the company acquired the Wolfgang Puck soup business for approximately $10 million, of which approximately $1 million will be paid in 2010. The company also entered into a master licensing agreement with Wolfgang Puck Worldwide, Inc. for the use of the Wolfgang Puck brand on soup, stock, and broth products in North America retail locations. This business is included in the U.S. Soup, Sauces and Beverages segment. See Note 8 to the Consolidated Financial Statements for additional information.

In July 2008, the company entered into an agreement to sell its sauce and mayonnaise business comprised of products sold under the Lesieur brand in France. The business had annual net sales of approximately $70 million. The assets and liabilities of this business were reflected as assets and liabilities held for sale in the consolidated balance sheet as of August 3, 2008. The sale was completed on September 29, 2008 and generated $36 million of proceeds. The purchase price was subject to working capital and other post-closing adjustments, which resulted in an additional $6 million of proceeds. See Note 3 to the Consolidated Financial Statements for additional information.

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

In March 2008, the company completed the sale of its Godiva Chocolatier business for $850 million, pursuant to a Sale and Purchase Agreement dated December 20, 2007. The purchase price was subject to certain post-closing adjustments, which resulted in an additional $20 million of proceeds. The company has reflected the results of this business as discontinued operations in the consolidated statements of earnings. The company used approximately $600 million of the net proceeds to purchase company stock. See Note 3 to the Consolidated Financial Statements for additional information.

In June 2007, the company completed the sale of its ownership interest in Papua New Guinea operations for approximately $23 million. This business had annual sales of approximately $20 million.

In August 2006, the company completed the sale of its businesses in the United Kingdom and Ireland for £460 million, or approximately $870 million, pursuant to a Sale and Purchase Agreement dated July 12, 2006. The United Kingdom and Ireland businesses included Homepride sauces, OXO stock cubes, Batchelors soups and McDonnells and Erin soups. The purchase price was subject to certain post-closing adjustments, which resulted in an additional $19 million of proceeds. The company has reflected the results of these businesses as discontinued operations in the consolidated statements of earnings. The company used approximately $620 million of the net proceeds to purchase company stock. See Note 3 to the Consolidated Financial Statements for additional information.

Results of Operations

2009

Net earnings were $736 million in 2009, versus $1,165 million in 2008. The prior year included a $462 million ($1.21 per share) gain from the sale of the Godiva Chocolatier business. Net earnings per share were $2.06 compared to $3.06 a year ago. (All earnings per share amounts included in Management’s Discussion and Analysis are presented on a diluted basis.)

The following items impacted the comparability of net earnings and net earnings per share:

Continuing Operations

•	In fiscal 2009, the company recorded pre-tax restructuring related costs of $22 million ($15 million after tax or $.04 per share) in Cost of products sold associated with the previously announced initiatives to improve operational efficiency and long-term profitability. These initiatives included selling certain salty snack food brands and assets in Australia, closing certain production facilities in Australia and Canada, and streamlining the company’s management structure. In fiscal 2008, the company recorded a pre-tax restructuring charge of $175 million ($102 million after tax or $.27 per share) and $7 million ($5 million after tax or $.01 per share) of accelerated depreciation in Cost of products sold. The aggregate impact was $182 million ($107 million after tax or $.28 per share) related to the initiatives. See Note 7 to the Consolidated Financial Statements and “Restructuring Charges” for additional information;

•	In the fourth quarter of fiscal 2009, as part of the company’s annual review of intangible assets, an impairment charge of $67 million ($47 million after tax or $.13 per share) was recorded in Other expense/(income) related to certain European trademarks, primarily in Germany and the Nordic region, used in the International Soup, Sauces and Beverages segment. See Note 5 to the Consolidated Financial Statements for additional information; and

•	In the second quarter of fiscal 2008, the company recognized a non-cash tax benefit of $13 million ($.03 per share) from the favorable resolution of a state tax contingency in the United States.

Discontinued Operations

•	In the second quarter of fiscal 2009, the company recorded a $4 million tax benefit ($.01 per share) related to the sale of the Godiva Chocolatier business; and

•	In 2008, the company recognized a pre-tax gain of $698 million ($462 million after tax or $1.21 per share) from the sale of the Godiva Chocolatier business.

The items impacting comparability are summarized below:

	2009		2008
	Earnings	EPS	Earnings	EPS
	Impact	Impact	Impact	Impact
	(Millions, except per share amounts)

Earnings from continuing operations	$732	$2.04	$671	$1.76

Earnings from discontinued operations	$4	$.01	$494	$1.30

Net earnings(1)	$736	$2.06	$1,165	$3.06

Continuing operations:
Impairment charge	$(47)	$(.13)	$—	$—
Restructuring charges and related costs	(15)	(.04)	(107)	(.28)
Benefit from resolution of state tax contingency	—	—	13	.03
Discontinued operations:
Tax benefit from the sale of Godiva Chocolatier business	$4	$.01	$—	$—
Gain on sale of Godiva Chocolatier business	—	—	462	1.21

Impact of significant items on net earnings(1)	$(58)	$(.16)	$368	$.97

(1)	The sum of the individual per share amounts does not equal due to rounding.

Earnings from continuing operations were $732 million in 2009 ($2.04 per share) and $671 million ($1.76 per share) in 2008. After factoring in the items impacting comparability, Earnings from continuing operations increased primarily due to lower interest expense, lower marketing and selling expenses, partially offset by the negative impact of currency translation. After factoring in the items impacting comparability, Earnings per share from continuing operations increased due in part to the benefit from a reduction in the weighted average diluted shares outstanding. The reduction was primarily due to share repurchases utilizing the net proceeds from the divestiture of the Godiva Chocolatier business and the company’s strategic share repurchase programs. Earnings per share from continuing operations were negatively impacted by $.09 from currency translation in 2009.

Earnings from discontinued operations of $4 million in 2009 represented an adjustment to the tax liability associated with the sale of the Godiva Chocolatier business. Earnings from discontinued operations were $494 million in 2008 and included the $462 million gain from the sale of the Godiva Chocolatier business. Earnings per share from discontinued operations were $.01 in 2009 and $1.30 in 2008. The operations of Godiva contributed to earnings of $.08 per share in 2008.

2008

Net earnings were $1,165 million in 2008 ($3.06 per share) and $854 million ($2.16 per share) in 2007.

In addition to the 2008 items that impacted the comparability of net earnings and net earnings per share, the following items also impacted comparability:

Continuing Operations

•	In the third quarter of fiscal 2007, the company recorded a pre-tax non-cash benefit of $20 million ($13 million after tax or $.03 per share) from the reversal of legal reserves due to favorable results in litigation;

•	In the third quarter of fiscal 2007, the company recorded a tax benefit of $22 million resulting from the settlement of bilateral advance pricing agreements (“APA”) among the company, the United States, and Canada related to royalties. In addition, the company reduced net interest expense by $4 million ($3 million after tax). The aggregate impact was $25 million or $.06 per share; and

•	In the second quarter of 2007, the company recorded a pre-tax gain of $23 million ($14 million after tax or $.04 per share) from the sale of an idle manufacturing facility.

Discontinued Operations

•	In 2007, the company recognized a pre-tax gain of $39 million ($24 million after tax or $.06 per share) from the sale of the businesses in the United Kingdom and Ireland. In addition, a tax benefit of $7 million ($.02 per share) was recognized from the favorable resolution of tax audits in the United Kingdom.

The items impacting comparability are summarized below:

	2008		2007
	Earnings	EPS	Earnings	EPS
	Impact	Impact	Impact	Impact
	(Millions, except per share amounts)

Earnings from continuing operations	$671	$1.76	$792	$2.00

Earnings from discontinued operations	$494	$1.30	$62	$.16

Net earnings	$1,165	$3.06	$854	$2.16

Continuing operations:
Restructuring charges and related costs	$(107)	$(.28)	$—	$—
Benefit from resolution of state tax contingency	13	.03	—	—
Reversal of legal reserves	—	—	13	.03
Benefit from settlement of the APA	—	—	25	.06
Gain on the sale of the facility	—	—	14	.04
Discontinued operations:
Gain on sale of Godiva Chocolatier business	$462	$1.21	$—	$—
Gain on sale of U.K./Ireland businesses	—	—	24	.06
Benefit from settlement of tax audits	—	—	7	.02

Impact of significant items on net earnings(1)	$368	$.97	$83	$.21

(1)	The sum of the individual per share amounts does not equal due to rounding.

Earnings from continuing operations were $671 million in 2008 ($1.76 per share) and $792 million ($2.00 per share) in 2007.

After factoring in the items impacting comparability, Earnings from continuing operations increased primarily due to higher sales, the impact of currency and the benefit of the 53rd week, partially offset by a reduction of gross margin as a percentage of sales and a higher effective tax rate. The additional week contributed approximately $.02 per share to Earnings from continuing operations in 2008. Earnings per share from continuing operations in 2008 also benefited from a reduction in weighted average diluted shares outstanding.

Earnings from discontinued operations were $494 million in 2008 ($1.30 per share) and $62 million ($.16 per share) in 2007. After factoring items impacting comparability, earnings at Godiva increased slightly.

Sales

An analysis of net sales by reportable segment follows:

				% Change
	2009	2008	2007	2009/2008	2008/2007
	(Millions)

U.S. Soup, Sauces and Beverages	$3,784	$3,674	$3,495	3	5
Baking and Snacking	1,846	2,058	1,850	(10)	11
International Soup, Sauces and Beverages	1,357	1,610	1,402	(16)	15
North America Foodservice	599	656	638	(9)	3

	$7,586	$7,998	$7,385	(5)	8

An analysis of percent change of net sales by reportable segment follows:

			International
	U.S. Soup,	Baking	Soup,	North
	Sauces and	and	Sauces	America
	Beverages	Snacking	Beverages	Foodservice	Total

2009/2008
Volume and Mix	(2)%	(1)%	(3)%	(8)%	(2)%
Price and Sales Allowances	8	7	5	6	7
Increased Promotional Spending(1)	(2)	(2)	(1)	(3)	(2)
Impact of 53rd Week	(1)	(2)	(2)	(2)	(2)
Divestitures/Acquisitions	—	(6)	(4)	—	(2)
Currency	—	(6)	(11)	(2)	(4)

	3%	(10)%	(16)%	(9)%	(5)%

			International
	U.S. Soup,	Baking	Soup,	North
	Sauces and	and	Sauces and	America
	Beverages	Snacking	Beverages	Foodservice	Total

2008/2007
Volume and Mix	3%	2%	2%	(2)%	2%
Price and Sales Allowances	2	6	—	2	2
Increased Promotional Spending(1)	(1)	(1)	—	(1)	(1)
Impact of 53rd week	1	2	2	2	2
Divestitures	—	(3)	—	—	(1)
Currency	—	5	11	2	4

	5%	11%	15%	3%	8%

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

In 2009, U.S. Soup, Sauces and Beverages sales increased 3%. U.S. soup sales increased 5% as ready-to-serve soup sales increased 4%, condensed soup sales increased 5% and broth sales increased 9%. The ready-to-serve soup sales increase was primarily due to the successful launches of Campbell’s Select Harvest soups and Campbell’s V8 soups, partially offset by declines in Campbell’s Chunky soups. Within ready-to-serve, sales declined in the convenience platform, which includes soups in microwavable bowls and cups. In condensed, sales increased with growth in cooking and in eating varieties. The increase in broth sales was due to growth in aseptic varieties and the introduction of Swanson stock products. The Wolfgang Puck soup, stock and broth business acquired in June 2008 contributed modestly to U.S. soup sales growth. Beverage sales decreased due to declines in V8 vegetable juice, partially offset by gains in V8 V-Fusion vegetable and fruit juice. Prego pasta sauce sales increased double digits and sales of Pace Mexican sauces increased as consumers increased at-home eating.

In 2008, U.S. Soup, Sauces and Beverages sales increased 5%. U.S. soup sales increased 2% as condensed soup sales increased 1%, ready-to-serve soup sales increased 1%, and broth sales increased 12%. The benefit of the 53rd week contributed 1% to the U.S. soup sales increase, the condensed soup sales increase and the broth sales increase. Within condensed soup, gains in cooking varieties were offset by declines in eating varieties. In ready-to-serve, sales gains in Campbell’s Chunky and Campbell’s Select canned soups were partially offset by a decline in the convenience platform, which includes soups in microwavable bowls and cups. Condensed and ready-to-serve soups benefited from the lower sodium varieties. Swanson broth sales increased due to continued growth of aseptically-packaged varieties. Excluding the impact of the 53rd week, beverage sales increased double digits, primarily due to consumer demand for healthy beverages. V8 vegetable juice, V8 V-Fusion vegetable and fruit juice, and V8 Splash juice drinks contributed to the sales growth. Sales of Campbell’s tomato juice declined. Beverage sales benefited from expanded distribution of single-serve beverages due to the distribution agreement for refrigerated single-serve beverages with The Coca-Cola Company and Coca-Cola Enterprises Inc. Sales of Prego pasta sauces and Pace Mexican sauces increased.

In 2009, Baking and Snacking sales decreased 10%. Pepperidge Farm achieved sales growth with gains in the cookies and crackers business, reflecting significant growth in Pepperidge Farm Goldfish snack crackers. Arnott’s sales declined due to the divestiture of certain salty snack food brands in May 2008, the unfavorable impact of currency and the impact of one less week in 2009. Excluding these items, Arnott’s sales increased due to growth in savory and chocolate biscuit products and growth in Indonesia.

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

In 2009, International Soup, Sauces and Beverages sales declined 16%. In Europe, sales declined due to the divestiture of the sauce and mayonnaise business comprised of products sold under the Lesieur brand in France, the impact of currency, one less week in 2009, and lower sales in Germany. In the Asia Pacific region, sales declined due to the impact of currency and one less week in 2009, partially offset by gains in Malaysia and in the Australian soup business. In Canada, sales decreased due to currency and one less week in 2009, partially offset by gains in the soup business.

In 2008, International Soup, Sauces and Beverages sales increased 15%. In Europe, sales increased due to the favorable impact of currency, the benefit of the 53rd week, and volume gains in Belgium, partially offset by a decline in Germany. In the Asia Pacific region, sales increased due to the favorable impact of currency, growth in the Australian soup business and the benefit of the 53rd week. In Canada, sales increased primarily due to the favorable impact of currency, the benefit of the 53rd week, and growth in soup and beverages.

In 2009, sales in North America Foodservice declined 9%, primarily due to weakness in the food service sector and the unfavorable impact of currency.

In 2008, sales in North America Foodservice increased 3% primarily due to the benefit of the 53rd week and the impact of currency. Excluding the impact of currency and the benefit of the 53rd week, sales declined due primarily to weakness in the food service sector.

Gross Profit

Gross profit, defined as Net sales less Cost of products sold, decreased by $143 million in 2009 from 2008 and increased by $170 million in 2008 from 2007. As a percent of sales, gross profit was 39.9% in 2009, 39.6% in 2008 and 40.6% in 2007. The percentage increase in 2009 was due to higher selling prices (approximately 4.4 percentage points), productivity improvements (approximately 1.8 percentage points) and mix (0.4 percentage point), partially offset by a higher level of promotional spending (approximately 1.1 percentage points) and the impact of cost inflation and other factors (approximately 5.2 percentage points). The percentage point decrease in 2008 was due to the impact of cost inflation and other factors (approximately 3.8 percentage points), a higher level of promotional spending (approximately 0.5 percentage point), partially offset by higher selling prices (approximately 1.5 percentage points), productivity improvements (approximately 1.7 percentage points) and mix (approximately 0.1 percentage point).

Marketing and Selling Expenses

Marketing and selling expenses as a percent of sales were 14.2% in 2009, 14.5% in 2008 and 15.0% in 2007. Marketing and selling expenses decreased 7% in 2009 from 2008. The decrease was primarily due to the impact of currency (approximately 3 percentage points), lower marketing expenses (approximately 2 percentage points), and lower selling expenses (approximately 2 percentage points). In 2009, while advertising expenses increased in U.S. soup to support the launch of new products, marketing expenses were reduced in other businesses to fund increased promotional activity. Marketing and selling expenses increased 5% in 2008 from 2007. The increase was primarily due to the impact of currency (approximately 3 percentage points) and higher advertising (approximately 1 percentage point).

Administrative Expenses

Administrative expenses as a percent of sales were 7.8% in 2009, 7.6% in 2008 and 7.7% in 2007. Administrative expenses declined 3% in 2009 from 2008 due primarily to the impact of currency. Administrative expenses increased 6% in 2008 from 2007. Administrative expenses in 2007 included the reversal of $20 million of legal reserves from favorable results in litigation, which accounted for approximately 4 percentage points of the increase from 2007 to 2008. The remaining increase in 2008 was primarily due to the impact of currency (approximately 3 percentage points).

Research and Development Expenses

Research and development expenses decreased $1 million or 1% in 2009 from 2008. The decrease was primarily due to the impact of currency (approximately 3 percentage points), partially offset by an increase in wages and other costs (approximately 2 percentage points). Research and development expenses increased $4 million or 4% in 2008 from 2007. The increase was primarily due to the impact of currency (approximately 3 percentage points).

Other Expenses/(Income)

Other expense in 2009 included a $67 million impairment charge associated with certain European trademarks primarily used in Germany and the Nordic region. The charge was recorded as a result of the company’s annual review of intangible assets and was reflected in the International Soup, Sauces and Beverages segment. See also Note 5 to the Consolidated Financial Statements.

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

Operating Earnings

Segment operating earnings increased 5% in 2009 from 2008. The 2009 results included $22 million of restructuring related costs and a $67 million impairment charge. The 2008 results included $182 million of restructuring charges and related costs.

Segment operating earnings decreased 9% in 2008 from 2007.

An analysis of operating earnings by reportable segment follows:

				% Change
	2009(1)	2008(2)	2007	2009/2008	2008/2007
	(Millions)

U.S. Soup, Sauces and Beverages	$927	$891	$861	4	3
Baking and Snacking	262	120	238	118	(50)
International Soup, Sauces and Beverages	69	179	168	(61)	7
North America Foodservice	34	40	78	(15)	(49)

	1,292	1,230	1,345	5	(9)
Unallocated corporate expenses	(107)	(132)	(102)

	$1,185	$1,098	$1,243

(1)	Operating earnings by segment included restructuring related costs of $3 million in Baking and Snacking and $19 million in North America Foodservice. See Note 7 for additional information. The International Soup, Sauces and Beverages segment included a $67 million impairment charge on certain European trademarks. See Note 5 for additional information.

(2)	Operating earnings by segment include the effect of a 2008 restructuring charge and related costs of $182 million as follows: Baking and Snacking — $144 million; International Soup, Sauces and Beverages — $9 million; and North America Foodservice — $29 million. See Note 7 for additional information.

Earnings from U.S. Soup, Sauces, and Beverages increased 4% in 2009 from 2008, primarily due to pricing, net of increased promotional spending, and productivity improvements, which more than offset cost inflation and lower sales volume.

Earnings from U.S. Soup, Sauces and Beverages increased 3% in 2008 from 2007 primarily due to higher sales volume, productivity improvements, and higher price realization, partially offset by cost inflation.

Earnings from Baking and Snacking increased from $120 million in 2008 to $262 million in 2009. Earnings in 2009 included $3 million in accelerated depreciation and other exit costs and earnings in 2008 included $144 million of restructuring charges related to the initiatives to improve operational efficiency and long-term profitability. Excluding these items, operating earnings growth in Pepperidge Farm and Arnott’s was mostly offset by the negative impact of currency and one less week.

Earnings from Baking and Snacking decreased from $238 million in 2007 to $120 million in 2008. Earnings in 2008 included $144 million in restructuring charges. Earnings in 2007 included a $23 million gain from the sale of an idle Pepperidge Farm manufacturing facility. Excluding these items, the increase in earnings was due to growth in the Australian biscuit business, the favorable impact of currency and gains in Pepperidge Farm.

Earnings from International Soup, Sauces and Beverages decreased from $179 million in 2008 to $69 million in 2009. Earnings in 2009 included a $67 million impairment charge on certain European trademarks, primarily in Germany and the Nordic region. Earnings in 2008 included $9 million of restructuring charges related to the initiatives to improve operational efficiency and long-term profitability. Excluding these items, operating earnings declined, primarily due to the impact of currency and costs associated with establishing businesses in Russia and China.

Earnings from International Soup, Sauces, and Beverages increased 7% in 2008 from 2007. The 2008 earnings included $9 million of restructuring charges. Excluding this item, operating earnings increased due to the favorable impact of currency and growth in Canada and Australia soup, partially offset by costs to launch products in Russia and China and impairment charges on certain trademarks.

Earnings from North America Foodservice decreased 15% in 2009 from 2008. Earnings in 2009 included $19 million in restructuring related costs and earnings in 2008 included $29 million of restructuring charges and costs associated with the initiatives to improve operational efficiency and long-term profitability. Excluding these items, earnings decreased reflecting the reduction in sales.

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

Unallocated corporate expenses decreased $25 million from $132 million in 2008 to $107 million in 2009. The decrease was primarily due to lower expenses associated with the company’s North American SAP implementation.

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

Interest Expense/Income

Interest expense decreased to $110 million in 2009 from $167 million in 2008 primarily due to lower interest rates. Interest income declined to $4 million in 2009 from $8 million in 2008 primarily due to lower levels of cash and cash equivalents.

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

Taxes on Earnings

The effective tax rate was 32.2% in 2009, 28.5% in 2008 and 27.9% in 2007. The following factors impacted the comparability of the tax rate in 2009 versus 2008:

•	In 2009, the company recognized an $11 million benefit following the finalization of tax audits.

•	In 2008, the company recognized a tax benefit of $75 million on the $182 million pre-tax restructuring charge and related costs.

•	In 2008, the company recognized a $13 million benefit from the resolution of a state tax contingency.

The effective rate increased in 2009 from 2008 reflecting additional tax expense associated with the repatriation of foreign earnings. The 2008 effective rate reflects a benefit for tax rate changes in foreign jurisdictions.

In 2007, the effective rate was impacted by a $22 million benefit from the favorable settlement of the APA among the company, the United States and Canada related to royalties. In 2007, the company also recognized an additional net benefit of $40 million, following the finalization of the 2002-2004 U.S. federal tax audits. After factoring in the items impacting comparability in 2008 and 2007, the effective rate declined in 2008 due in part to a benefit related to tax rate changes in foreign jurisdictions.

Restructuring Charges

On April 28, 2008, the company announced a series of initiatives to improve operational efficiency and long-term profitability, including selling certain salty snack food brands and assets in Australia, closing certain production facilities in Australia and Canada, and streamlining the company’s management structure. As a result of these initiatives, in 2008, the company recorded a restructuring charge of $175 million ($102 million after tax or $.27 per share). The charge consisted of a net loss of $120 million ($64 million after tax) on the sale of certain Australian salty snack food brands and assets, $45 million ($31 million after tax) of employee severance and benefit costs, including the estimated impact of curtailment and other pension charges, and $10 million ($7 million after tax) of property, plant and equipment impairment charges. In addition, approximately $7 million ($5 million after tax or $.01 per share) of costs related to these initiatives were recorded in Cost of products sold, primarily representing accelerated depreciation on property, plant and equipment. The aggregate after-tax impact of restructuring charges and related costs in 2008 was $107 million, or $.28 per share. In 2009, the company recorded approximately $22 million ($15 million after tax or $.04 per share) of costs related to these initiatives in Cost of products sold. Approximately $17 million of the costs represented accelerated depreciation on property, plant and equipment, approximately $4 million related to other exit costs and approximately $1 million related to employee severance and benefit costs, including other pension charges. The company expects to incur additional pre-tax costs of approximately $12 million in benefit costs related to pension charges. Of the aggregate $216 million of pre-tax costs for the total program, the company expects approximately $40 million will be cash expenditures, the majority of which was spent in 2009. Annual pre-tax benefits are expected to be approximately $15-$20 million beginning in 2009.

In the third quarter of 2008, as part of the previously discussed initiatives, the company entered into an agreement to sell certain Australian salty snack food brands and assets. The transaction was completed on May 12, 2008. Proceeds of the sale were nominal. In connection with this transaction, the company recognized a net loss of $120 million ($64 million after tax) in 2008. The terms of the agreement required the company to provide a loan facility to the buyer of AUD $10 million, or approximately USD $7 million. The facility was drawn down in AUD $5 million increments in 2009. Borrowings under the facility are to be repaid five years after the closing date. See also Note 3 to the Consolidated Financial Statements for additional information.

In April 2008, as part of the previously discussed initiatives, the company announced plans to close the Listowel, Ontario, Canada food plant. The Listowel facility produced primarily frozen products, including soup, entrees, and Pepperidge Farm products, as well as ramen noodles. The facility employed approximately 500 people. The company closed the facility in April 2009. Production was transitioned to its network of North American contract manufacturers and to its Downingtown, Pennsylvania plant. The company recorded $20 million ($14 million after tax) of employee severance and benefit costs, including the estimated impact of curtailment and other pension charges, and $7 million ($5 million after tax) in accelerated depreciation of property, plant and equipment in 2008. In 2009, the company recorded $1 million of employee severance and benefit costs, including other pension charges, $16 million ($11 million after tax) in accelerated depreciation of property, plant and equipment and $2 million ($1 million after tax) of other exit costs. The company expects to incur approximately $12 million in benefit costs related to pension charges.

In April 2008, as part of the previously discussed initiatives, the company also announced plans to discontinue the private label biscuit and industrial chocolate production at its Miranda, Australia facility. The company closed the Miranda facility, which employed approximately 150 people, in the second quarter of 2009. In connection with this action, the company recorded $10 million ($7 million after tax) of property, plant and equipment impairment charges and $8 million ($6 million after tax) in employee severance and benefit costs in 2008. In 2009, the company recorded $1 million in accelerated depreciation of property, plant and equipment and $2 million ($1 million after tax) of other exit costs.

As part of the previously discussed initiatives, the company streamlined its management structure and eliminated certain overhead costs. These actions began in the fourth quarter of 2008 and were substantially completed in 2009. In connection with this action, the company recorded $17 million ($11 million after tax) in employee severance and benefit costs in 2008.

In aggregate, the company incurred pre-tax costs of approximately $204 million in 2008 and in 2009 by segment as follows: Baking and Snacking — $147 million, International Soup, Sauces and Beverages — $9 million and North America Foodservice — $48 million. Additional pre-tax costs of $12 million are expected to be incurred in the North America Foodservice segment for benefit costs related to estimated pension charges.

See Note 7 to the Consolidated Financial Statements for additional information.

Discontinued Operations

On March 18, 2008, the company completed the sale of its Godiva Chocolatier business for $850 million, pursuant to a Stock Purchase Agreement dated December 20, 2007. The purchase price was subject to working capital and other post-closing adjustments, which resulted in an additional $20 million of proceeds. The company has reflected the results of this business as discontinued operations in the consolidated statements of earnings. The company used $600 million of the net proceeds from the sale to purchase company stock. In fiscal 2008, the company recognized a pre-tax gain of $698 million ($462 million after tax or $1.21 per share) on the sale. In fiscal 2009, the company recognized a $4 million tax benefit as a result of an adjustment to the tax liability associated with the sale.

On August 15, 2006, the company completed the sale of its businesses in the United Kingdom and Ireland for £460, or approximately $870 million. The purchase price was subject to certain post-closing adjustments, which resulted in an additional $19 million of proceeds. The results of the company’s businesses in the United Kingdom and Ireland are included in discontinued operations. The 2007 results included a $24 million after-tax gain, or $.06 per share, on the sale of the businesses in the United Kingdom and Ireland. The 2007 results also included a $7 million tax benefit from the favorable resolution of tax audits in the United Kingdom. The company used $620 million of the net proceeds from the sale of the United Kingdom and Ireland businesses to purchase company stock. The remaining net proceeds were used to settle foreign currency hedging contracts associated with intercompany financing transactions of the business, to pay taxes and expenses associated with the sale, and to repay debt.

Results of the businesses are summarized below:

	2009	2008	2007
	Godiva	Godiva	UK/Ireland	Godiva	Total
	(Millions)

Net sales	$—	$393	$16	$482	$498

Earnings from operations before taxes	$—	$49	$—	$50	$50
Taxes on earnings — operations	—	(17)	7	(19)	(12)
Gain on sale	—	698	39	—	39
Tax impact from sale of businesses	4	(236)	(15)	—	(15)

Earnings from discontinued operations	$4	$494	$31	$31	$62

Liquidity and Capital Resources

The company expects that foreseeable liquidity and capital resource requirements, including cash outflows to repurchase shares, pay dividends and fund pension plan contributions, will be met through cash and cash equivalents, anticipated cash flows from operations, long-term borrowings under shelf registration statements and short-term borrowings, including commercial paper. Over the last three years, operating cash flows totaled approximately $2.6 billion. This cash generating capability provides the company with substantial financial flexibility in meeting its operating and investing needs. The company expects that its sources of financing are adequate to meet its future liquidity and capital resource requirements. The cost and terms of any future financing arrangements may be negatively impacted by capital and credit market disruptions and will depend on the market conditions and the company’s financial position at the time.

Net cash flows from operating activities provided $1,166 million in 2009, compared to $766 million in 2008 due to higher cash earnings and lower tax payments. In 2008, net cash flows from operations included tax payments associated with the divestiture of Godiva.

Net cash flows from operating activities provided $766 million in 2008, compared to $674 million in 2007. The increase was primarily due to a reduction in payments to settle foreign currency hedging transactions and lower investments in working capital, partially offset by tax payments associated with the divestiture of Godiva.

Capital expenditures were $345 million in 2009, $298 million in 2008 and $334 million in 2007. Capital expenditures are expected to be approximately $350 million in 2010. Capital expenditures in 2009 included expansion of the U.S. beverage production capacity (approximately $54 million) and expansion and enhancements of the company’s corporate headquarters (approximately $20 million). Capital expenditures in 2008 included investments to expand the Pepperidge Farm bakery production capacity, implement the SAP enterprise-resource planning system in North America, expand the U.S. beverage production capacity, and expand the warehouse at the Maxton, North Carolina facility. Capital expenditures in 2007 included investments to increase the manufacturing capacity for refrigerated soups in a new facility, implement the SAP enterprise-resource planning system in North America, and implement certain productivity and quality projects in manufacturing facilities.

Business acquired, as presented in the Statements of Cash Flows, represents the acquisition of the Ecce Panis, Inc. business in the fourth quarter of 2009 and the Wolfgang Puck soup business in the fourth quarter of 2008.

Net cash provided by investing activities in 2009 includes $38 million of proceeds from the sale of the sauce and mayonnaise business in France, net of cash divested. Net cash provided by investing activities in 2008 includes $828 million of proceeds from the sale of the Godiva Chocolatier business and certain Australian salty snack food brands and assets, net of cash divested. Net cash provided by investing activities in 2007 includes $906 million of proceeds from the sale of the businesses in the United Kingdom, Ireland and Papua New Guinea, net of cash divested.

Long-term borrowings in 2009 included the issuance in January of $300 million of 4.5% notes that mature in February 2019 and the issuance in July of $300 million of 3.375% notes that mature in August 2014. The net proceeds from these issuances were used for the repayment of commercial paper borrowings and for other general corporate purposes. There were no new long-term borrowings in 2008 and 2007.

Dividend payments were $350 million in 2009, $329 million in 2008 and $308 million in 2007. Annual dividends declared in 2009 were $1.00 per share, $.88 per share in 2008 and $.80 per share in 2007. The 2009 fourth quarter rate was $.25 per share.

Excluding shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares, the company repurchased 17 million shares at a cost of $527 million during 2009. The majority of these shares were repurchased pursuant to the company’s June 2008 publicly announced share repurchase program. Under this program, the company’s Board of Directors authorized the purchase of up to $1.2 billion of company stock through the end of fiscal 2011. In addition to the June 2008 publicly announced share repurchase program, the company also purchased shares to offset the impact of dilution from shares issued under the company’s stock compensation plans. The company expects to continue this practice in the future.

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

At August 2, 2009, the company had $378 million of notes payable due within one year and $27 million of standby letters of credit issued on behalf of the company. The company has a $1.5 billion committed revolving credit facility maturing in 2011, which was unused at August 2, 2009, except for $27 million of standby letters of credit. This agreement supports the company’s commercial paper programs.

In November 2008, the company filed a registration statement with the Securities and Exchange Commission that registered an indeterminate amount of debt securities. Under the registration statement, the company may issue debt securities, depending on market conditions.

The company is in compliance with the covenants contained in its revolving credit facilities and debt securities.

Contractual Obligations and Other Commitments

Contractual Obligations

The following table summarizes the company’s obligations and commitments to make future payments under certain contractual obligations. For additional information on debt, see Note 11 to the Consolidated Financial Statements. Operating leases are primarily entered into for warehouse and office facilities and certain equipment. Purchase commitments represent purchase orders and long-term purchase arrangements related to the procurement of ingredients, supplies, machinery, equipment and services. These commitments are not expected to have a material impact on liquidity. Other long-term liabilities primarily represent payments related to deferred compensation obligations. For additional information on other long-term liabilities, see Note 16 to the Consolidated Financial Statements.

	Contractual Payments Due by Fiscal Year
			2011 -	2013 -
	Total	2010	2012	2014	Thereafter
	(Millions)

Debt obligations(1)	$2,581	$378	$703	$700	$800
Interest payments(2)	564	114	158	110	182
Purchase commitments	1,072	946	78	18	30
Operating leases	236	46	77	56	57
Derivative and forward payments(3)	40	13	9	18	—
Other long-term liabilities(4)	153	16	30	20	87

Total long-term cash obligations	$4,646	$1,513	$1,055	$922	$1,156

(1)	Excludes unamortized net discount/premium on debt issuances, unamortized gain on a terminated interest rate swap and amounts related to interest rate swaps designated as fair-value hedges. For additional information on debt obligations, see Note 11 to the Consolidated Financial Statements.

(2)	Interest payments for notes payable, long-term debt and derivative instruments are calculated as follows. For notes payable, interest is based on par values and rates of contractually obligated issuances at fiscal year end. For fixed-rate long-term debt, interest is based on principal amounts and fixed coupon rates at fiscal year end. Interest on fixed-rate derivative instruments is based on notional amounts and fixed interest rates contractually obligated at fiscal year end. Interest on variable-rate derivative instruments is based on notional amounts contractually obligated at fiscal year end and rates estimated over the instrument’s life using forward interest rates plus applicable spreads.

(3)	Represents payments of cross-currency swaps and forward exchange contracts.

(4)	Represents other long-term liabilities, excluding deferred taxes, unrecognized tax benefits, minority interest, postretirement benefits, payments related to pension plans and unvested stock-based compensation. For additional information on pension and postretirement benefits, see Note 9 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Other Commitments

The company guarantees approximately 1,900 bank loans to Pepperidge Farm independent sales distributors by third party financial institutions used to purchase distribution routes. The maximum potential amount of the future payments the company could be required to make under the guarantees is $159 million. The company’s guarantees are indirectly secured by the distribution routes. The company does not believe that it is probable that it will be required to make guarantee payments as a result of defaults on the bank loans guaranteed. In connection with the sale of certain Australian salty snack food brands and assets, the company agreed to provide a loan facility to the buyer of AUD $10 million, or approximately USD $7 million. The facility was drawn down in AUD $5 million increments in 2009. Borrowings under the facility are to be repaid five years after the closing date. See also Note 15 to the Consolidated Financial Statements for information on off-balance sheet arrangements.

Inflation

In fiscal 2008 and 2009, inflation, on average, has been significantly higher than recent years. The company uses a number of strategies to mitigate the effects of cost inflation. These strategies include increasing prices, pursuing cost productivity initiatives such as global procurement strategies, commodity hedging and making capital investments that improve the efficiency of operations.

Market Risk Sensitivity

The principal market risks to which the company is exposed are changes in foreign currency exchange rates, interest rates and commodity prices. In addition, the company is exposed to equity price changes related to certain deferred compensation obligations. The company manages its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain its variable-to-total debt ratio within targeted guidelines. International operations, which accounted for approximately 27% of 2009 net sales, are concentrated principally in Australia, Canada, France and Germany. The company manages its foreign currency exposures by borrowing in various foreign currencies and utilizing cross-currency swaps and forward contracts. Swaps and forward contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The company does not enter into contracts for speculative purposes and does not use leveraged instruments.

The company principally uses a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. The company also enters into commodity futures and option contracts to reduce the volatility of price fluctuations of natural gas, diesel fuel, wheat, soybean oil, cocoa, aluminum and corn which impact the cost of raw materials.

The information below summarizes the company’s market risks associated with debt obligations and other significant financial instruments as of August 2, 2009. Fair values included herein have been determined based on quoted market prices or pricing models using current market rates. The information presented below should be read in conjunction with Notes 11 through 13 to the Consolidated Financial Statements.

The table below presents principal cash flows and related interest rates by fiscal year of maturity for debt obligations. Interest rates disclosed on variable-rate debt maturing in 2010 represent the weighted-average rates at the period end. Notional amounts and related interest rates of interest rate swaps are presented by fiscal year of maturity. For the swaps, variable rates are the weighted-average forward rates for the term of each contract.

	Expected Fiscal Year of Maturity
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
	(Millions)
Debt(1)
Fixed rate	$4	$701	$2	$400	$300	$800	$2,207	$2,437
Weighted-average interest rate	5.22%	6.75%	5.71%	5.00%	4.88%	4.91%	5.50%

Variable rate	$374 (2)						$374	$374
Weighted-average interest rate	0.58%						0.58%

Interest Rate Swaps
Fixed to variable				$300 (3)	$200 (4)		$500	$38
Average pay rate				2.75%	2.91%		2.81%
Average receive rate				5.00%	4.88%		4.95%

(1)	Excludes unamortized net premium/discount on debt issuances, unamortized gain on a terminated interest rate swap, and amounts related to interest rate swaps designated as fair-value hedges.

(2)	Represents $350 million of USD borrowings and $24 million equivalent of borrowings in other currencies.

(3)	Swaps $300 million of 5.00% notes due in 2013.

(4)	Swaps $200 million of 4.875% notes due in 2014.

As of August 3, 2008, fixed-rate debt of approximately $1.9 billion with an average interest rate of 6.08% and variable-rate debt of approximately $679 million with an average interest rate of 2.38% were outstanding. As of August 3, 2008, the company had swapped $675 million of fixed-rate debt to variable. The average rate to be received on these swaps was 5.19% and the average rate paid was estimated to be 4.42% over the remaining life of the swaps. As of August 3, 2008, the company had two forward starting interest rate swaps with a combined notional value of $200 million to hedge an anticipated debt offering in fiscal 2009. The average rate estimated to be received on these swaps was 5.05% and the average rate to be paid was 4.90%.

The company is exposed to foreign exchange risk related to its international operations, including non-functional currency intercompany debt and net investments in subsidiaries. The following table summarizes the cross-currency swaps outstanding as of August 2, 2009, which hedge such exposures. The notional amount of each currency and the related weighted-average forward interest rate are presented in the Cross-Currency Swaps table.

Cross-Currency Swaps

		Interest	Notional	Fair
	Expiration	Rate	Value	Value
			(Millions)

Pay fixed SEK	2010	4.53%	$32	$(1)
Receive fixed USD		4.29%

Pay variable EUR	2010	1.63%	$20	$(2)
Receive variable USD		1.23%

Pay fixed CAD	2010	4.25%	$81	$3
Receive fixed USD		4.27%

Pay variable AUD	2010	3.95%	$123	$(3)
Receive variable USD		1.30%

Pay variable AUD	2010	3.95%	$126	$0
Receive variable USD		1.32%

Pay variable EUR	2011	2.62%	$69	$7
Receive variable USD		2.65%

Pay variable EUR	2011	2.98%	$69	$(5)
Receive variable USD		3.18%

Pay fixed EUR	2012	4.33%	$102	$(8)
Receive fixed USD		5.11%

Pay variable CAD	2012	2.26%	$37	$(3)
Receive variable USD		2.21%

Pay fixed CAD	2014	6.24%	$60	$(23)
Receive fixed USD		5.66%

Total			$719	$(35)

The cross-currency swap contracts outstanding at August 3, 2008 represented one pay fixed SEK/receive fixed USD swap with a notional value of $32 million, two pay fixed CAD/receive fixed USD swaps with notional values totaling $120 million, one pay variable CAD/receive variable USD swap with a notional value of $38 million, one pay fixed EUR/receive fixed USD swap with a notional value totaling $102 million, three pay variable EUR/receive variable USD swaps with notional values totaling $158 million and two pay variable AUD/receive variable USD swaps with notional values totaling $249 million. The aggregate notional value of these swap contracts was $699 million as of August 3, 2008, and the aggregate fair value of these swap contracts was a loss of $117 million as of August 3, 2008.

The company is also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries, including subsidiary debt. The company utilizes foreign exchange forward purchase and sale contracts to hedge these exposures. The table below summarizes the foreign exchange forward contracts outstanding and the related weighted-average contract exchange rates as of August 2, 2009.

Forward Exchange Contracts

	Contract	Weighted Average Contractual
	Amount	Exchange Rate
	(Millions)

Receive AUD/Pay USD	$90	0.82
Receive USD/Pay CAD	$128	1.17
Receive AUD/Pay NZD	$15	1.21
Receive GBP/Pay AUD	$9	2.11
Receive EUR/Pay USD	$74	1.42
Receive CAD/Pay USD	$56	0.92
Receive USD/Pay AUD	$11	1.42

The company had an additional $22 million in a number of smaller contracts to purchase or sell various other currencies, such as the Australian dollar, euro, Japanese yen, and Swedish krona, as of August 2, 2009. The aggregate fair value of all contracts was a loss of $10 million as of August 2, 2009. The total forward exchange contracts outstanding as of August 3, 2008 were $190 million with a fair value gain of $1 million.

The company enters into commodity futures and options contracts to reduce the volatility of price fluctuations for commodities. The notional value of these contracts was $51 million and the aggregate fair value of these contracts was not material as of August 2, 2009. The total notional value of these contracts was $146 million and the aggregate fair value was a loss of $3 million as of August 3, 2008.

The company had swap contracts outstanding as of August 2, 2009, which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of the Standard & Poor’s 500 Index, the total return of the company’s capital stock and the total return of the Puritan Fund. Under these contracts, the company pays variable interest rates and receives from the counterparty either the Standard & Poor’s 500 Index total return, the Puritan Fund total return, or the total return on company capital stock. The notional value of the contract that is linked to the return on the Standard & Poor’s 500 Index was $8 million at August 2, 2009 and $16 million at August 3, 2008. The average forward interest rate applicable to the contract, which expires in 2010, was 0.78% at August 2, 2009. The notional value of the contract that is linked to the return on the Puritan Fund was $6 million at August 2, 2009 and $9 million at August 3, 2008. The average forward interest rate applicable to the contract, which expires in 2010, was 1.48% at August 2, 2009. The notional value of the contract that is linked to the total return on company capital stock was $34 million at August 2, 2009 and $31 million at August 3, 2008. The average forward interest rate applicable to this contract, which expires in 2010, was 0.98% at August 2, 2009. The fair value of these contracts was a $4 million gain at August 2, 2009 and $1 million gain at August 3, 2008.

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

Trade and consumer promotion programs — The company offers various sales incentive programs to customers and consumers, such as cooperative advertising programs, feature price discounts, in-store display incentives and coupons. The recognition of the costs for these programs, which are classified as a reduction of revenue, involves the use of judgment related to performance and redemption estimates. Estimates are made based on historical experience and other factors. Actual expenses may differ if the level of redemption rates and performance vary from estimates.

Valuation of long-lived assets  — Fixed assets and amortizable intangible assets are reviewed for impairment as events or changes in circumstances occur indicating that the carrying value of the asset may not be recoverable. Undiscounted cash flow analyses are used to determine if an impairment exists. If an impairment is determined to exist, the loss is calculated based on estimated fair value.

Goodwill and indefinite-lived intangible assets are tested at least annually for impairment, or as events or changes in circumstances occur indicating that the carrying amount of the asset may not be recoverable.

Goodwill impairment testing first requires a comparison of the fair value of each reporting unit to the carrying value. Fair value is determined based on discounted cash flow analyses. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired. The amount of the impairment is the difference between the carrying value of the goodwill and the “implied” fair value, which is calculated as if the reporting unit had just been acquired and accounted for as a business combination. As of August 2, 2009, the carrying value of goodwill was $1.901 billion. The company has not recognized any impairment of goodwill as a result of annual testing, which began in 2003. As of the 2009 measurement, the fair value of each reporting unit exceeded the carrying value by at least 30%. Holding all other assumptions used in the 2009 measurement constant, a 100-basis-point increase in the weighted average cost of capital would not result in the carrying value of any reporting unit to be in excess of the fair value.

Indefinite-lived intangible assets are tested for impairment by comparing the fair value of the asset to the carrying value. Fair value is determined based on discounted cash flow analyses that include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and assumed royalty rates. If the carrying value exceeds the fair value, the asset is reduced to fair value. In 2009, as part of the company’s annual review of intangible assets, an impairment charge of $67 million was recognized related to certain European trademarks, primarily in Germany and the Nordic region, used in the International Soup, Sauces and Beverages segment. The trademarks were determined to be impaired as a result of a decrease in the fair value of the brands, resulting from reduced expectations for discounted cash flows in comparison to prior year. The reduction was due in part to a deterioration in market conditions and an increase in the weighted average cost of capital. As of August 2, 2009, the carrying value of trademarks was $508 million. Holding all other assumptions used in the 2009 measurement constant, the estimated impact of a 100-basis-point increase in the weighted average cost of capital would be a reduction in the carrying value of trademarks of approximately $10 million. See Note 5 to the Consolidated Financial Statements for additional information on goodwill and intangible assets.

The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance, economic conditions, market conditions, and cost of capital. Assumptions used in these forecasts are consistent with internal planning. However, inherent in estimating the future cash flows are uncertainties beyond the company’s control, such as capital markets. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, and economic conditions.

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

Net periodic pension and postretirement expense was $53 million in 2009, $54 million in 2008 and $57 million in 2007. The 2008 expense included $2 million of special termination benefits and curtailment costs related to the Godiva divestiture, which was recorded in discontinued operations. The 2008 expense also included $4 million of special termination and curtailment costs related to the restructuring initiatives. Significant weighted-average assumptions as of the end of the year are as follows:

	2009	2008	2007

Pension
Discount rate for benefit obligations	6.00%	6.87%	6.40%
Expected return on plan assets	8.13%	8.60%	8.79%
Postretirement
Discount rate for obligations	6.00%	7.00%	6.50%
Initial health care trend rate	8.25%	9.00%	9.00%
Ultimate health care trend rate	4.50%	4.50%	4.50%

Estimated sensitivities to annual net periodic pension cost are as follows: a 50 basis point reduction in the discount rate would increase expense by approximately $13 million; a 50 basis point reduction in the estimated return on assets assumption would increase expense by approximately $11 million. A one percentage point increase in assumed health care costs would increase postretirement service and interest cost by approximately $1 million.

Net periodic pension and postretirement expense is expected to increase to approximately $80 million in 2010 primarily due to a reduction in the discount rate for benefit obligations, a significant decline in the fair value of plan assets and a reduction in the expected return on plan assets.

Although there were no mandatory funding requirements to the U.S. plans in 2009, 2008 and 2007, the company made voluntary contributions of $70 million in 2008 and $22 million in 2007 to a U.S. plan based on expected future funding requirements. Contributions to international plans were $13 million in 2009, $8 million in 2008 and $10 million in 2007. Given the adverse impact of declining financial markets on the funding levels of the plans, the company contributed $260 million to a U.S. plan in the first quarter of 2010. Contributions to non-U.S. plans are expected to be approximately $18 million in 2010.

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

Beginning in 2008, the tax reserves are established in accordance with Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which was adopted at the beginning of fiscal 2008. Upon adoption, the company recognized a cumulative-effect adjustment of $6 million as an increase in the liability for unrecognized tax benefits, including interest and penalties, and a reduction in retained earnings. Prior to the adoption of FIN 48, tax reserves were established to reflect the probable outcome of known tax contingencies. As of August 2, 2009, the liability for unrecognized tax benefits, including interest and penalties, was $50 million.

See also Notes 1 and 10 to the Consolidated Financial Statements for further discussion on income taxes.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations,” which establishes the principles and requirements for how an acquirer recognizes the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date with limited exceptions. SFAS No. 141(R) also requires acquisition-related transaction costs to be expensed as incurred rather than capitalized as a component of the business combination. In April 2009, the FASB issued FSP FAS 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” SFAS No. 141(R) and FSP FAS 141(R)-1 apply to business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier adoption is not permitted. The company will adopt SFAS 141(R) as revised for any business combinations entered into in fiscal 2010 and thereafter.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be recorded as equity in the consolidated financial statements. This Statement also requires that consolidated net income shall be adjusted to include the net income attributed to the noncontrolling interest. Disclosure on the face of the income statement of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest is required. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The company will adopt SFAS No. 160 in first quarter of fiscal 2010. The company does not expect the adoption will have a material impact on the consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The company will adopt FSP EITF 03-6-1 in fiscal 2010 and all prior period earnings per share data will be restated. Upon adoption, the company expects the following reduction in basic and diluted earnings per share for fiscal 2009 and fiscal 2008:

	2009		2008
	Basic	Diluted	Basic	Diluted

Continuing operations	$(.03)	$(.01)	$(.03)	$(.01)
Net earnings	$(.03)	$(.01)	$(.06)	$(.03)

In December 2008, the FASB issued FSP FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which provides additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. The disclosures required by FSP FAS 132(R)-1 include a description of how investment allocation decisions are made, major categories of plan assets, valuation techniques used to measure the fair value of plan assets, the impact of measurements using significant unobservable inputs and concentrations of risk within plan assets. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. FSP FAS 132(R)-1 will be effective for the company for fiscal year end 2010 and will result in additional disclosures.

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

The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. The company will adopt the disclosure requirements in the first quarter of fiscal 2010.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 is not expected to have a material impact on the company’s consolidated financial statements.

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

Item 8.	Financial Statements and Supplementary Data

Consolidated Statements of Earnings

	2009	2008	2007
	52 weeks	53 weeks	52 weeks
	(Millions, except per share amounts)

Net Sales	$7,586	$7,998	$7,385

Costs and expenses
Cost of products sold	4,558	4,827	4,384
Marketing and selling expenses	1,077	1,162	1,106
Administrative expenses	591	608	571
Research and development expenses	114	115	111
Other expenses/(income) (Note 16)	61	13	(30)
Restructuring charges (Note 7)	—	175	—

Total costs and expenses	6,401	6,900	6,142

Earnings Before Interest and Taxes	1,185	1,098	1,243
Interest expense (Note 16)	110	167	163
Interest income	4	8	19

Earnings before taxes	1,079	939	1,099
Taxes on earnings (Note 10)	347	268	307

Earnings from continuing operations	732	671	792
Earnings from discontinued operations	4	494	62

Net Earnings	$736	$1,165	$854

Per Share — Basic
Earnings from continuing operations	$2.08	$1.80	$2.05
Earnings from discontinued operations	.01	1.32	.16

Net Earnings	$2.09	$3.12	$2.21

Weighted average shares outstanding — basic	352	373	386

Per Share — Assuming Dilution
Earnings from continuing operations	$2.04	$1.76	$2.00
Earnings from discontinued operations	.01	1.30	.16

Net Earnings	$2.06	$3.06	$2.16

Weighted average shares outstanding — assuming dilution	358	381	396

The sum of the individual per share amounts does not equal net earnings per share due to rounding.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

	August 2,	August 3,
	2009	2008
	(Millions, except per share amounts)

Current Assets
Cash and cash equivalents	$51	$81
Accounts receivable (Note 16)	528	570
Inventories (Note 16)	824	829
Other current assets (Note 16)	148	172
Current assets held for sale	—	41

Total current assets	1,551	1,693

Plant Assets, Net of Depreciation (Note 16)	1,977	1,939
Goodwill (Note 5)	1,901	1,998
Other Intangible Assets, Net of Amortization (Note 5)	522	605
Other Assets (Note 16)	105	211
Non-current Assets Held for Sale	—	28

Total assets	$6,056	$6,474

Current Liabilities
Notes payable (Note 11)	$378	$982
Payable to suppliers and others	569	655
Accrued liabilities (Note 16)	579	655
Dividend payable	88	81
Accrued income taxes	14	9
Current liabilities held for sale	—	21

Total current liabilities	1,628	2,403

Long-term Debt (Note 11)	2,246	1,633
Other Liabilities (Note 16)	1,454	1,119
Non-current Liabilities Held for Sale	—	1

Total liabilities	5,328	5,156

Shareowners’ Equity (Note 14)
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20
Additional paid-in capital	332	337
Earnings retained in the business	8,288	7,909
Capital stock in treasury, 199 shares in 2009 and 186 shares in 2008, at cost	(7,194)	(6,812)
Accumulated other comprehensive loss	(718)	(136)

Total shareowners’ equity	728	1,318

Total liabilities and shareowners’ equity	$6,056	$6,474

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	2009	2008	2007
	(Millions)

Cash Flows from Operating Activities:
Net earnings	$736	$1,165	$854
Adjustments to reconcile net earnings to operating cash flow
Impairment charge (Note 5)	67	—	—
Restructuring charges (Note 7)	—	175	—
Stock-based compensation	84	88	83
Resolution of tax matters (Note 10)	—	(13)	(25)
Reversal of legal reserves	—	—	(20)
Depreciation and amortization	264	294	283
Deferred taxes	144	29	10
Gain on sale of businesses (Note 3)	—	(698)	(42)
Gain on sale of facility	—	—	(23)
Other, net (Note 16)	57	59	61
Changes in working capital
Accounts receivable	27	(53)	(68)
Inventories	(14)	(91)	(29)
Prepaid assets	28	(22)	(3)
Accounts payable and accrued liabilities	(125)	23	(128)
Pension fund contributions	(13)	(78)	(32)
Payments for hedging activities	(44)	(65)	(186)
Other (Note 16)	(45)	(47)	(61)

Net Cash Provided by Operating Activities	1,166	766	674

Cash Flows from Investing Activities:
Purchases of plant assets	(345)	(298)	(334)
Sales of plant assets	1	3	23
Businesses acquired (Note 8)	(66)	(9)	—
Sales of businesses, net of cash divested (Note 3)	38	828	906
Other, net	(6)	7	8

Net Cash Provided by (Used in) Investing Activities	(378)	531	603

Cash Flows from Financing Activities:
Net short-term borrowings (repayments)	(320)	58	57
Long-term borrowings (repayments)	600	(181)	(62)
Repayments of notes payable	(300)	—	(600)
Dividends paid	(350)	(329)	(308)
Treasury stock purchases	(527)	(903)	(1,140)
Treasury stock issuances	72	47	165
Excess tax benefits on stock-based compensation	18	8	25
Other, net	(7)	—	—

Net Cash Used in Financing Activities	(814)	(1,300)	(1,863)

Effect of Exchange Rate Changes on Cash	(4)	13	—

Net Change in Cash and Cash Equivalents	(30)	10	(586)
Cash and Cash Equivalents — Beginning of Period	81	71	657

Cash and Cash Equivalents — End of Period	$51	$81	$71

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareowners’ Equity

						Earnings	Accumulated
	Capital Stock				Additional	Retained	Other	Total
	Issued		In Treasury		Paid-in	in	Comprehensive	Shareowners’
	Shares	Amount	Shares	Amount	Capital	the Business	Income (Loss)	Equity
	(Millions, except per share amounts)

Balance at July 30, 2006	542	$20	(140)	$(5,147)	$352	$6,539	$4	$1,768

Comprehensive income
Net earnings						854		854
Foreign currency translation adjustments, net of tax							43	43
Cash-flow hedges, net of tax							9	9
Minimum pension liability, net of tax							51	51

Other comprehensive income							103	103

Total Comprehensive income								957

Impact of adoption of SFAS No. 158, net of tax (Note 9 )							(230)	(230)
Dividends ($.80 per share)						(311)		(311)
Treasury stock purchased			(30)	(1,098)	(42)			(1,140)
Treasury stock issued under management incentive and stock option plans			7	230	21			251

Balance at July 29, 2007	542	20	(163)	(6,015)	331	7,082	(123)	1,295

Comprehensive income (loss)
Net earnings						1,165		1,165
Foreign currency translation adjustments, net of tax							112	112
Cash-flow hedges, net of tax							11	11
Pension and postretirement benefits, net of tax							(136)	(136)

Other comprehensive loss							(13)	(13)

Total Comprehensive income								1,152

Impact of adoption of FIN 48 (Note 10)						(6)		(6)
Dividends ($.88 per share)						(332)		(332)
Treasury stock purchased			(26)	(903)				(903)
Treasury stock issued under management incentive and stock option plans			3	106	6			112

Balance at August 3, 2008	542	20	(186)	(6,812)	337	7,909	(136)	1,318

Comprehensive income (loss)
Net earnings						736		736
Foreign currency translation adjustments, net of tax							(148)	(148)
Cash-flow hedges, net of tax							(25)	(25)
Pension and postretirement benefits, net of tax							(409)	(409)

Other comprehensive loss							(582)	(582)

Total Comprehensive income								154

Dividends ($1.00 per share)						(357)		(357)
Treasury stock purchased			(17)	(527)				(527)
Treasury stock issued under management incentive and stock option plans			4	145	(5)			140

Balance at August 2, 2009	542	$20	(199)	$(7,194)	$332	$8,288	$(718)	$728

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(currency in millions, except per share amounts)

1.	Summary of Significant Accounting Policies

Basis of Presentation — The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. Intercompany transactions are eliminated in consolidation. Certain amounts in prior-year financial statements were reclassified to conform to the current-year presentation. The company’s fiscal year ends on the Sunday nearest July 31. There were 52 weeks in 2009 and 2007 and 53 weeks in 2008.

On March 18, 2008, the company completed the sale of its Godiva Chocolatier business for $850, pursuant to a Sale and Purchase Agreement dated December 20, 2007. The company has reflected the results of this business as discontinued operations in the consolidated statements of earnings. See Note 3 for additional information on the sale.

On August 15, 2006, the company completed the sale of its United Kingdom and Ireland businesses for £460, or approximately $870, pursuant to a Sale and Purchase Agreement dated July 12, 2006. The company has reflected the results of these businesses as discontinued operations in the consolidated statements of earnings. See Note 3 for additional information on the sale.

Subsequent events have been evaluated through September 30, 2009, which represents the date the Consolidated Financial Statements were issued.

Revenue Recognition — Revenues are recognized when the earnings process is complete. This occurs when products are shipped in accordance with terms of agreements, title and risk of loss transfer to customers, collection is probable and pricing is fixed or determinable. Revenues are recognized net of provisions for returns, discounts and allowances. Certain sales promotion expenses, such as coupon redemption costs, cooperative advertising programs, new product introduction fees, feature price discounts and in-store display incentives, are classified as a reduction of sales.

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

Goodwill and Intangible Assets — Goodwill and indefinite-lived intangible assets are not amortized but rather are tested at least annually for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets.” Goodwill and indefinite-lived intangible assets are also tested for impairment as events or changes in circumstances occur indicating that the carrying value may not be recoverable. Intangible assets with finite lives are amortized over the estimated useful life and reviewed for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets.” Goodwill impairment testing first requires a comparison of the fair value of each reporting unit to the carrying value. If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired. The amount of the impairment is the difference between the carrying value of goodwill and the “implied” fair value, which is calculated as if the reporting unit had just been acquired and accounted for as a business combination. Impairment testing for indefinite-lived intangible assets requires a comparison between the fair value and carrying value of the asset. If carrying value exceeds the fair value, the asset is reduced to fair value. Fair values are primarily determined using discounted cash flow analyses. See Note 5 for information on goodwill and other intangible assets.

Derivative Financial Instruments — The company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in foreign currency exchange rates, interest rates, commodities and equity-linked employee benefit obligations. These derivative contracts are entered into for periods consistent with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the related underlying exposures and do not constitute positions independent of those exposures. The company does not enter into derivative contracts for speculative purposes and does not use leveraged instruments. The company’s derivative programs include strategies that both qualify and do not qualify for hedge accounting treatment under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended.

All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered into, the company designates the derivative as a hedge of the fair value of a recognized asset or liability or a firm commitment (fair-value hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash-flow hedge), or a hedge of a net investment in a foreign operation. Some derivatives may also be considered natural hedging instruments (changes in fair value act as economic offsets to changes in fair value of the underlying hedged item) and are not designated for hedge accounting under SFAS No. 133.

Changes in the fair value of a fair-value hedge, along with the gain or loss on the underlying hedged asset or liability (including losses or gains on firm commitments), are recorded in current-period earnings. The effective portion of gains and losses on cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. If a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in other comprehensive income (loss). Any ineffective portion of designated hedges is recognized in current-period earnings. Changes in the fair value of derivatives that are not designated for hedge accounting are recognized in current-period earnings.

Cash flows from derivative contracts are included in Net cash provided by operating activities.

Stock-Based Compensation — On August 1, 2005, the company adopted the provisions of SFAS No. 123 (revised 2004) “Share-Based Payment” (SFAS No. 123R), which requires stock-based compensation to be measured based on the grant-date fair value of the awards and the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. The company provides compensation benefits by issuing unrestricted stock, restricted stock and restricted stock units (including EPS performance restricted stock/units and total shareowner return (TSR) performance restricted stock/units). In previous fiscal years, the company also issued stock options and stock appreciation rights to provide compensation benefits. SFAS No. 123R was adopted using the modified prospective transition method. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, compensation expense was recognized for any unvested stock option awards outstanding as of the date of adoption. See also Note 14.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the criteria that must be met for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. This Interpretation also addresses derecognition, recognition of related penalties and interest, classification of liabilities and disclosures of unrecognized tax benefits. FIN 48 was effective

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for fiscal years beginning after December 15, 2006. The company adopted FIN 48 as of July 30, 2007 (the beginning of fiscal 2008). See Note 10 for additional information.

2.	Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a definition of fair value, provides a framework for measuring fair value and expands the disclosure requirements about fair value measurements. This statement does not require any new fair value measurements but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, FASB Staff Position (FSP) No. FAS 157-2 was issued, which delayed by a year the effective date for certain nonfinancial assets and liabilities. The company adopted SFAS No. 157 for financial assets and liabilities in the first quarter of fiscal 2009. See Note 13 for additional information. The adoption did not have a material impact on the consolidated financial statements. The company is currently evaluating the impact of SFAS No. 157 as it relates to nonfinancial assets and liabilities. The company will adopt the remaining provisions in fiscal 2010 but does not expect the adoption to have a material impact on the consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” which enhances the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) the location and amounts of derivative instruments in an entity’s financial statements, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encouraged, but did not require, comparative disclosures for earlier periods at initial adoption. The company adopted SFAS No. 161 in the third quarter of fiscal 2009. See Note 12 for additional information.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Statement sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It requires the disclosure of the date through which an entity has evaluated subsequent events. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The company adopted SFAS No. 165 in the fourth quarter of fiscal 2009. See Note 1 under Basis of Presentation for disclosures required under SFAS No. 165.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations,” which establishes the principles and requirements for how an acquirer recognizes the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

limited exceptions. SFAS No. 141(R) also requires acquisition-related transaction costs to be expensed as incurred rather than capitalized as a component of the business combination. In April 2009, the FASB issued FSP FAS 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” SFAS No. 141(R) and FSP FAS 141(R)-1 apply to business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier adoption is not permitted. The company will adopt SFAS No. 141(R) as revised for any business combinations entered into in fiscal 2010 and thereafter.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be recorded as equity in the consolidated financial statements. This Statement also requires that consolidated net income shall be adjusted to include the net income attributed to the noncontrolling interest. Disclosure on the face of the income statement of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest is required. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The company will adopt SFAS No. 160 in first quarter of fiscal 2010. The company does not expect the adoption will have a material impact on the consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The company will adopt FSP EITF 03-6-1 in fiscal 2010 and all prior period earnings per share data will be restated. Upon adoption, the company expects the following reduction in basic and diluted earnings per share for fiscal 2009 and fiscal 2008:

	2009		2008
	Basic	Diluted	Basic	Diluted

Continuing operations	$(.03)	$(.01)	$(.03)	$(.01)
Net earnings	$(.03)	$(.01)	$(.06)	$(.03)

In December 2008, the FASB issued FSP FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which provides additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. The disclosures required by FSP FAS 132(R)-1 include a description of how investment allocation decisions are made, major categories of plan assets, valuation techniques used to measure the fair value of plan assets, the impact of measurements using significant unobservable inputs and concentrations of risk within plan assets. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. FSP FAS 132(R)-1 will be effective for the company for fiscal year end 2010 and will result in additional disclosures.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods and amends APB Opinion No. 28 “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. The company will adopt the disclosure requirements in the first quarter of fiscal 2010.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162.” The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 is not expected to have a material impact on the company’s consolidated financial statements.

3.	Divestitures

Discontinued Operations

On March 18, 2008, the company completed the sale of its Godiva Chocolatier business for $850. The purchase price was subject to certain post-closing adjustments, which resulted in an additional $20 of proceeds. The company has reflected the results of this business as discontinued operations in the consolidated statements of earnings. The company used approximately $600 of the net proceeds to purchase company stock. The 2008 results included a $462 after-tax gain, or $1.21 per share, on the Godiva Chocolatier sale. The company recognized a $4 benefit in 2009 as a result of adjustment to the tax liability associated with the sale.

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

Results of discontinued operations were as follows:

	2009	2008	2007
	Godiva	Godiva	UK/Ireland	Godiva	Total

Net sales	$—	$393	$16	$482	$498

Earnings from operations before taxes	$—	$49	$—	$50	$50
Taxes on earnings — operations	—	(17)	7	(19)	(12)
Gain on sale	—	698	39	—	39
Tax impact from sale of businesses	4	(236)	(15)	—	(15)

Earnings from discontinued operations	$4	$494	$31	$31	$62

Other Divestitures

In the third quarter of 2008, the company entered into an agreement to sell certain Australian salty snack food brands and assets. The transaction, which was completed on May 12, 2008, included the following salty snack brands: Cheezels, Thins, Tasty Jacks, French Fries, and Kettle Chips, certain other assets and the assumption of liabilities. Proceeds of the sale were nominal. The business was historically included in the Baking and Snacking segment and had annual net sales of approximately $150. In connection with this transaction, the company recognized a pre-tax loss of $120 ($64 after tax or $.17 per share). This charge was included in the Restructuring

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charges on the Statements of Earnings in 2008. See also Note 7. The terms of the agreement required the company to provide a loan facility to the buyer of AUD $10, or approximately USD $7. The facility was drawn down in AUD $5 increments in 2009. Borrowings under the facility are to be repaid five years after the closing date.

In July 2008, the company entered into an agreement to sell its sauce and mayonnaise business comprised of products sold under the Lesieur brand in France. The company recorded a pre-tax impairment charge of $2 to adjust the net assets to estimated realizable value in 2008. The sale was completed on September 29, 2008 and resulted in $36 of proceeds. The purchase price was subject to working capital and other post-closing adjustments, which resulted in an additional $6 of proceeds. The business was historically included in the International Soup, Sauces and Beverages segment and had annual net sales of approximately $70. The assets and liabilities of this business were reflected as assets and liabilities held for sale in the consolidated balance sheet as of August 3, 2008 and are comprised of the following:

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

The company has provided certain indemnifications in connection with the divestitures. As of August 2, 2009, known exposures related to such matters are not material.

4.	Comprehensive Income

Total comprehensive income is comprised of net earnings, net foreign currency translation adjustments, pension and postretirement benefit adjustments (see Note 9), and net unrealized gains and losses on cash-flow hedges (see Note 12). Accumulated other comprehensive loss at July 29, 2007 also includes the impact of adoption of SFAS No. 158 (See Note 9). Total comprehensive income for the twelve months ended August 2, 2009, August 3, 2008 and July 29, 2007 was $154, $1,152 and $957, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of Accumulated other comprehensive income (loss), as reflected in the Statements of Shareowners’ Equity, consisted of the following:

	2009	2008

Foreign currency translation adjustments, net of tax(1)	$93	$241
Cash-flow hedges, net of tax(2)	(20)	5
Unamortized pension and postretirement benefits, net of tax(3):
Net actuarial loss	(787)	(376)
Prior service cost	(4)	(6)

Total Accumulated other comprehensive loss	$(718)	$(136)

(1)	Includes a tax expense of $7 in 2009 and $10 in 2008.

(2)	Includes a tax benefit of $11 in 2009 and a tax expense of $3 in 2008.

(3)	Includes a tax benefit of $442 in 2009 and $205 in 2008.

5.	Goodwill and Intangible Assets

The following table shows the changes in the carrying amount of goodwill by business segment:

				Other/
	U.S.		International	North
	Soup, Sauces	Baking and	Soup, Sauces	America
	and Beverages	Snacking	and Beverages	Foodservice(1)	Total

Balance at July 29, 2007	$428	$683	$610	$151	$1,872
Acquisition(2)	6	—	—	—	6
Divestiture	—	—	—	(6)	(6)
Impairment(3)	—	—	(2)	—	(2)
Reclassification to assets held for sale(3)	—	—	(8)	—	(8)
Foreign currency translation adjustment	—	61	74	1	136

Balance at August 3, 2008	$434	$744	$674	$146	$1,998

Acquisition(2)	—	30	—	—	30
Foreign currency translation adjustment	—	(74)	(53)	—	(127)

Balance at August 2, 2009	$434	$700	$621	$146	$1,901

(1)	As of July 29, 2007, the company managed and reported the results of operations in the following segments: U.S. Soup, Sauces and Beverages, Baking and Snacking, International Soup, Sauces and Beverages, and the balance of the portfolio in Other. Other included the Godiva Chocolatier worldwide business and the company’s Away From Home operations, which represent the distribution of products such as soup, specialty entrees, beverage products, other prepared foods and Pepperidge Farm products through various food service channels in the United States and Canada. In fiscal 2008, the Godiva Chocolatier business was sold. See Note 3 for additional information on the sale. Beginning with the second quarter of fiscal 2008, the Away From Home business was reported as North America Foodservice.

(2)	In June 2008, the company acquired the Wolfgang Puck soup business for approximately $10. In May 2009, the company acquired Ecce Panis, Inc. for $66. See Note 8 for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	In July 2008, the company entered into an agreement to sell its sauce and mayonnaise business comprised of products sold under the Lesieur brand in France. The company recorded a pre-tax impairment charge of $2 to adjust the net assets to estimated net realizable value. The assets and liabilities of this business were reflected as assets and liabilities held for sale in the consolidated balance sheet as of August 3, 2008. The sale was completed on September 29, 2008.

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	2009	2008

Intangible Assets:
Non-amortizable intangible assets	$508	$600
Amortizable intangible assets	21	12

	529	612
Accumulated amortization	(7)	(7)

Total net intangible assets	$522	$605

Non-amortizable intangible assets consist of trademarks. Amortizable intangible assets consist substantially of process technology and customer intangibles.

Amortization was less than $1 in 2009, 2008 and 2007. The estimated aggregated amortization expense for each of the five succeeding fiscal years is less than $1 per year. Asset useful lives range from ten to twenty years.

In 2009, as part of the company’s annual review of intangible assets, an impairment charge of $67 was recognized related to certain European trademarks, primarily in Germany and the Nordic region, used in the International Soup, Sauces and Beverages segment. The trademarks were determined to be impaired as a result of a decrease in the fair value of the brands, resulting from reduced expectations for discounted cash flows in comparison to prior year. The reduction was due in part to a deterioration in market conditions and an increase in the weighted average cost of capital.

In May 2009, the company acquired Ecce Panis, Inc. Intangible assets from the acquisition totaled $16. See Note 8 for additional information.

In 2008, the company recognized an impairment charge of $4 related to the performance of certain trademarks used in the International Soup, Sauces and Beverages segment.

6.	Business and Geographic Segment Information

Campbell Soup Company, together with its consolidated subsidiaries, is a global manufacturer and marketer of high-quality, branded convenience food products. Prior to the second quarter of fiscal 2008, the company managed and reported the results of operations in the following segments: U.S. Soup, Sauces and Beverages, Baking and Snacking, International Soup, Sauces and Beverages, and the balance of the portfolio in Other. Other included the Godiva Chocolatier worldwide business and the company’s Away From Home operations, which represent the distribution of products such as soup, specialty entrees, beverage products, other prepared foods and Pepperidge Farm products through various food service channels in the United States and Canada. As of the second quarter of fiscal 2008, the results of the Godiva Chocolatier business were reported as discontinued operations due to the sale. See Note 3 for additional information on the sale. Beginning with the second quarter of fiscal 2008, the Away From Home business was reported as North America Foodservice.

The U.S. Soup, Sauces and Beverages segment includes the following retail businesses: Campbell’s condensed and ready-to-serve soups; Swanson broth, stocks and canned poultry; Prego pasta sauce; Pace Mexican sauce; Campbell’s canned pasta, gravies, and beans; V8 juice and juice drinks; Campbell’s tomato juice; and Wolfgang Puck soups, stocks and broths.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The International Soup, Sauces and Beverages segment includes the soup, sauce and beverage businesses outside of the United States, including Europe, Latin America, the Asia Pacific region, as well as the emerging markets of Russia and China and the retail business in Canada. See also Note 3 for information on the sale of the sauce and mayonnaise business comprised of products sold under the Lesieur brand in France. This business was historically included in this segment.

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

The company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 18% of consolidated net sales in 2009, 16% in 2008 and 15% in 2007. All of the company’s segments sold products to Wal-Mart Stores, Inc. or its affiliates.

Business Segments

	2009	2008	2007

Net sales
U.S. Soup, Sauces and Beverages	$3,784	$3,674	$3,495
Baking and Snacking	1,846	2,058	1,850
International Soup, Sauces and Beverages	1,357	1,610	1,402
North America Foodservice	599	656	638

Total	$7,586	$7,998	$7,385

	2009(2)	2008(3)	2007
Earnings before interest and taxes
U.S. Soup, Sauces and Beverages	$927	$891	$861
Baking and Snacking	262	120	238
International Soup, Sauces and Beverages	69	179	168
North America Foodservice	34	40	78
Corporate(1)	(107)	(132)	(102)

Total	$1,185	$1,098	$1,243

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2009	2008	2007
Depreciation and Amortization
U.S. Soup, Sauces and Beverages	$101	$94	$89
Baking and Snacking	71	81	88
International Soup, Sauces and Beverages	41	47	38
North America Foodservice	28	27	17
Corporate(1)	23	28	31
Discontinued Operations	—	17	20

Total	$264	$294	$283

	2009	2008	2007
Capital Expenditures
U.S. Soup, Sauces and Beverages	$177	$132	$110
Baking and Snacking	58	65	72
International Soup, Sauces and Beverages	34	46	40
North America Foodservice	17	7	30
Corporate(1)	59	33	54
Discontinued Operations	—	15	28

Total	$345	$298	$334

	2009	2008	2007
Segment Assets
U.S. Soup, Sauces and Beverages	$2,168	$2,039	$2,208
Baking and Snacking	1,628	1,704	1,702
International Soup, Sauces and Beverages	1,474	1,800	1,630
North America Foodservice	377	386	304
Corporate(1)	409	545	403
Discontinued Operations	—	—	198

Total	$6,056	$6,474	$6,445

(1)	Represents unallocated corporate expenses and unallocated assets, including corporate offices, deferred income taxes and prepaid pension assets.

(2)	Earnings before interest and taxes by segment included restructuring related costs of $3 in Baking and Snacking and $19 in North America Foodservice. See Note 7 for additional information. Earnings before interest and taxes of the International Soup, Sauces and Beverages segment included a $67 impairment charge on certain European trademarks. See Note 5 for additional information.

(3)	Earnings before interest and taxes by segment included the effect of a 2008 restructuring charge and related costs of $182 as follows: Baking and Snacking — $144, International Soup, Sauces and Beverages — $9, and North America Foodservice — $29. See Note 7 for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Area Information

Information about operations in different geographic areas is as follows:

	2009	2008	2007

Net sales
United States	$5,548	$5,448	$5,133
Europe	608	770	680
Australia/Asia Pacific	816	1,074	965
Other countries	614	706	607

Total	$7,586	$7,998	$7,385

	2009(2)	2008(3)	2007
Earnings before interest and taxes
United States	$1,118	$1,080	$1,077
Europe	(36)	42	58
Australia/Asia Pacific	105	(17)	88
Other countries	105	125	122

Segment earnings before interest and taxes	1,292	1,230	1,345
Corporate(1)	(107)	(132)	(102)

Total	$1,185	$1,098	$1,243

	2009	2008	2007
Identifiable assets
United States	$3,079	$2,899	$2,976
Europe	994	1,283	1,116
Australia/Asia Pacific	1,205	1,340	1,362
Other countries	369	407	390
Corporate(1)	409	545	403
Discontinued operations	—	—	198

Total	$6,056	$6,474	$6,445

(1)	Represents unallocated corporate expenses and unallocated assets, including corporate offices, deferred income taxes and prepaid pension assets.

(2)	Earnings before interest and taxes by geographic area included restructuring related costs of $3 in Australia/Asia Pacific and $19 in Other countries. See Note 7 for additional information. Earnings before interest and taxes in Europe included a $67 impairment charge on certain trademarks. See Note 5 for additional information.

(3)	Earnings before interest and taxes by geographic area included the effect of a 2008 restructuring charge and related costs of $182 as follows: Australia/Asia Pacific — $145, Other countries — $27, Europe — $8, and United States — $2. See Note 7 for additional information.

Identifiable assets are those assets, including goodwill, which are identified with the operations in each geographic region.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Restructuring Charges

On April 28, 2008, the company announced a series of initiatives to improve operational efficiency and long-term profitability, including selling certain salty snack food brands and assets in Australia, closing certain production facilities in Australia and Canada, and streamlining the company’s management structure. As a result of these initiatives, in 2008, the company recorded a restructuring charge of $175 ($102 after tax or $.27 per share). The charge consisted of a net loss of $120 ($64 after tax) on the sale of certain Australian salty snack food brands and assets, $45 ($31 after tax) of employee severance and benefit costs, including the estimated impact of curtailment and other pension charges, and $10 ($7 after tax) of property, plant and equipment impairment charges. In addition, approximately $7 ($5 after tax or $.01 per share) of costs related to these initiatives were recorded in Cost of products sold, primarily representing accelerated depreciation on property, plant and equipment. The aggregate after-tax impact of restructuring charges and related costs in 2008 was $107, or $.28 per share. In 2009, the company recorded approximately $22 ($15 after tax or $.04 per share) of costs related to these initiatives in Cost of products sold. Approximately $17 of the costs represented accelerated depreciation on property, plant and equipment, approximately $4 related to other exit costs and approximately $1 related to employee severance and benefit costs, including other pension charges. The company expects to incur additional pre-tax costs of approximately $12 in benefit costs related to pension charges. Of the aggregate $216 of pre-tax costs for the total program, the company expects approximately $40 will be cash expenditures, the majority of which was spent in 2009.

A summary of the pre-tax costs is as follows:

			Recognized	Remaining
	Total	Change in	as of	Costs to be
	Program	Estimate(1)	August 2, 2009	Recognized

Severance pay and benefits	$62	$(4)	$(46)	$12
Asset impairment/accelerated depreciation	158	(4)	(154)	—
Other exit costs	10	(6)	(4)	—

Total	$230	$(14)	$(204)	$12

(1)	Primarily due to foreign currency translation.

In the third quarter of 2008, as part of the previously discussed initiatives, the company entered into an agreement to sell certain Australian salty snack food brands and assets. The transaction was completed on May 12, 2008. Proceeds of the sale were nominal. See also Note 3.

In April 2008, as part of the previously discussed initiatives, the company announced plans to close the Listowel, Ontario, Canada food plant. The Listowel facility produced primarily frozen products, including soup, entrees, and Pepperidge Farm products, as well as ramen noodles. The facility employed approximately 500 people. The company closed the facility in April 2009. Production was transitioned to its network of North American contract manufacturers and to its Downingtown, Pennsylvania plant. The company recorded $20 ($14 after tax) of employee severance and benefit costs, including the estimated impact of curtailment and other pension charges, and $7 ($5 after tax) in accelerated depreciation of property, plant and equipment in 2008. In 2009, the company recorded $1 of employee severance and benefit costs, including other pension charges, $16 ($11 after tax) in accelerated depreciation of property, plant and equipment and $2 ($1 after tax) of other exit costs. The company expects to incur approximately $12 in benefit costs related to pension charges.

In April 2008, as part of the previously discussed initiatives, the company also announced plans to discontinue the private label biscuit and industrial chocolate production at its Miranda, Australia facility. The company closed the Miranda facility, which employed approximately 150 people, in the second quarter of 2009. In connection with this action, the company recorded $10 ($7 after tax) of property, plant and equipment impairment charges and $8 ($6 after tax) in employee severance and benefit costs in 2008. In 2009, the company recorded $1 in accelerated depreciation of property, plant, and equipment, and $2 ($1 after tax) in other exit costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As part of the previously discussed initiatives, the company streamlined its management structure and eliminated certain overhead costs. These actions began in the fourth quarter of 2008 and were substantially completed in 2009. In connection with this action, the company recorded $17 ($11 after tax) in employee severance and benefit costs in 2008.

A summary of restructuring activity and related reserves at August 2, 2009 is as follows:

	Accrued				Foreign	Accrued
	Balance at			Pension	Currency	Balance at
	August 3,	2009	Cash	Termination	Translation	August 2,
	2008	Charge	Payments	Benefits(1)	Adjustment	2009

Severance pay and benefits	$37	1	(26)	(2)	(6)	$4
Asset impairment/accelerated depreciation	—	17				—
Other exit costs	—	4				—

	$37	$22				$4

(1)	Pension termination benefits are recognized in Other Liabilities. See Note 9 to the Consolidated Financial Statements.

A summary of restructuring charges by reportable segment is as follows:

	U.S. Soup,		International	North
	Sauces and	Baking and	Soup, Sauces	America
	Beverages	Snacking	and Beverages	Foodservice	Total

Severance pay and benefits	$—	$14	$9	$23	$46
Asset impairment/accelerated depreciation	—	131	—	23	154
Other exit costs	—	2	—	2	4

	$—	$147	$9	$48	$204

The company expects to incur additional pre-tax costs of approximately $12 in the North America Foodservice segment for estimated pension charges. The total pre-tax costs of $216 expected to be incurred by segment is as follows: Baking and Snacking — $147, International Soup, Sauces and Beverages — $9 and North America Foodservice — $60.

8.	Acquisitions

On May 4, 2009, the company completed the acquisition of Ecce Panis, Inc., an artisan bread maker, for $66. The acquisition of Ecce Panis, Inc. is consistent with the company’s strategy to drive growth in its core categories. The results of operations of Ecce Panis, Inc. are included in the Baking and Snacking segment and were not material to 2009 results. The pro forma impact on sales, net earnings or earnings per share for the prior periods would not have been material. As part of the initial purchase price allocation, $46 was allocated to intangible assets primarily consisting of goodwill, trade secret process technology, trademarks and customer relationships.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the initial purchase price allocation of Ecce Panis, Inc.:

May 4, 2009

Accounts receivable	$2
Inventories	1
Other current assets	1

Total current assets	$4

Plant assets	$12
Goodwill	30
Other intangible assets	16
Other assets	14

Total assets acquired	$76

Current liabilities	$3
Non-current liabilities	7

Total liabilities assumed	$10

Net assets acquired	$66

In June 2008, the company acquired the Wolfgang Puck soup business for approximately $10, of which approximately $1 will be paid in the next year. The company also entered into a master licensing agreement with Wolfgang Puck Worldwide, Inc. for the use of the Wolfgang Puck brand on soup, stock, and broth products in North America retail locations. Wolfgang Puck is one of the leading organic soup brands in the United States. This business is included in the U.S. Soup, Sauces and Beverages segment. The pro forma impact on sales, net earnings or earnings per share for the prior periods would not have been material.

9.	Pension and Postretirement Benefits

Pension Benefits — Substantially all of the company’s U.S. and certain non-U.S. employees are covered by noncontributory defined benefit pension plans. In 1999, the company implemented significant amendments to certain U.S. plans. Under a new formula, retirement benefits are determined based on percentages of annual pay and age. To minimize the impact of converting to the new formula, service and earnings credit continues to accrue for active employees participating in the plans under the formula prior to the amendments through the year 2014. Employees will receive the benefit from either the new or old formula, whichever is higher. Benefits become vested upon the completion of three years of service. Benefits are paid from funds previously provided to trustees and insurance companies or are paid directly by the company from general funds. Plan assets consist primarily of investments in equities, fixed income securities, alternative investments and real estate.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the balance sheet and requires any unrecognized prior service cost and actuarial gains/losses to be recognized in other comprehensive income. SFAS No. 158 does not affect the company’s consolidated results of operations or cash flows. As a result of the adoption in 2007, total assets were reduced by $294, shareowners’ equity was reduced by $230, and total liabilities were reduced by $64.

The company uses the fiscal year end as the measurement date for the benefit plans.

Components of net periodic benefit cost:

	Pension
	2009	2008	2007

Service cost	$46	$48	$50
Interest cost	122	120	111
Expected return on plan assets	(163)	(170)	(158)
Amortization of prior service cost	1	1	—
Recognized net actuarial loss	19	24	29
Curtailment gain	—	(1)	—
Special termination benefits	2	5	—

Net periodic pension expense	$27	$27	$32

The curtailment gain and special termination benefits include a curtailment gain of $3 and a special termination benefit of $3 for the fiscal year ended August 3, 2008 related to the sale of the Godiva Chocolatier business. These amounts are included in earnings from discontinued operations.

The curtailment gain and special termination benefits include a curtailment loss of $2 and a special termination benefit of $2 for the fiscal year ended August 3, 2008 related to the closure of the plant in Canada.

The estimated net actuarial loss and prior service cost that will be amortized from Accumulated other comprehensive loss into net periodic pension cost during 2010 are $49 and $1, respectively.

	Postretirement
	2009	2008	2007

Service cost	$3	$4	$4
Interest cost	22	21	22
Amortization of prior service cost	1	—	(2)
Recognized net actuarial loss	—	—	1
Curtailment loss	—	1	—
Special termination benefits	—	1	—

Net periodic postretirement expense	$26	$27	$25

The curtailment loss and special termination benefits relate to the sale of the Godiva Chocolatier business and are included in earnings from discontinued operations.

The estimated prior service cost and net actuarial loss that will be amortized from Accumulated other comprehensive loss into net periodic postretirement expense during 2010 is $1 each.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Change in benefit obligation:

	Pension		Postretirement
	2009	2008	2009	2008

Obligation at beginning of year	$1,882	$1,902	$327	$335
Service cost	46	48	3	4
Interest cost	122	120	22	21
Actuarial loss/(gain)	196	(41)	18	(6)
Participant contributions	—	—	4	4
Benefits paid	(148)	(154)	(37)	(37)
Medicare subsidies	—	—	3	4
Other	(5)	—	—	—
Curtailment	—	(11)	—	1
Special termination benefits	2	6	—	1
Foreign currency adjustment	(18)	12	—	—

Benefit obligation at end of year	$2,077	$1,882	$340	$327

Change in the fair value of pension plan assets:

	2009	2008

Fair value at beginning of year	$1,854	$2,025
Actual return on plan assets	(297)	(112)
Employer contributions	13	78
Benefits paid	(141)	(148)
Foreign currency adjustment	(14)	11

Fair value at end of year	$1,415	$1,854

Amounts recognized in the Consolidated Balance Sheets:

	Pension		Postretirement
	2009	2008	2009	2008

Other assets	$—	$121	$—	$—
Accrued liabilities	(6)	(7)	(27)	(28)
Other liabilities	(656)	(142)	(313)	(299)

Net amount recognized	$(662)	$(28)	$(340)	$(327)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$1,188	$558	$38	$20
Prior service (credit)/cost	(1)	—	8	9

Total	$1,187	$558	$46	$29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information for pension plans with accumulated benefit obligations in excess of plan assets:

	2009	2008

Projected benefit obligation	$2,066	$358
Accumulated benefit obligation	$1,931	$320
Fair value of plan assets	$1,407	$207

The accumulated benefit obligation for all pension plans was $1,938 at August 2, 2009 and $1,736 at August 3, 2008.

Weighted-average assumptions used to determine benefit obligations at the end of the year:

	Pension		Postretirement
	2009	2008	2009	2008

Discount rate	6.00%	6.87%	6.00%	7.00%
Rate of compensation increase	3.29%	3.97%	3.25%	4.00%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended:

Pension	2009	2008	2007

Discount rate	6.87%	6.40%	6.15%
Expected return on plan assets	8.60%	8.79%	8.81%
Rate of compensation increase	3.97%	3.97%	3.95%

The expected rate of return on assets for the company’s global plans is a weighted average of the expected rates of return selected for the various countries where the company has funded pension plans. These rates of return are set annually and are based upon an estimate of future long-term investment returns for the projected asset allocation.

The discount rate used to determine net periodic postretirement expense was 7.00% in 2009, 6.50% in 2008 and 6.25% in 2007.

Assumed health care cost trend rates at the end of the year:

	2009	2008

Health care cost trend rate assumed for next year	8.25%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2017	2013

A one-percentage-point change in assumed health care costs would have the following effects on 2009 reported amounts:

	Increase	Decrease

Effect on service and interest cost	$1	$(1)
Effect on the 2009 accumulated benefit obligation	$17	$(15)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Assets

The company’s year-end pension plan weighted-average asset allocations by category were:

	Strategic
	Target	2009	2008

Equity securities	64%	62%	62%
Debt securities	21%	20%	21%
Real estate and other	15%	18%	17%

Total	100%	100%	100%

The fundamental goal underlying the pension plans’ investment policy is to ensure that the assets of the plans are invested in a prudent manner to meet the obligations of the plans as these obligations come due. Investment practices must comply with applicable laws and regulations.

The company’s investment strategy has been based on an expectation that equity securities will outperform debt securities over the long term. Accordingly, in order to maximize the return on assets, a majority of assets are invested in equities. Additional asset classes with dissimilar expected rates of return, return volatility, and correlations of returns are utilized to reduce risk by providing diversification relative to equities. Investments within each asset class are also diversified to further reduce the impact of losses in single investments. The use of derivative instruments is permitted where appropriate and necessary to achieve overall investment policy objectives and asset class targets.

The company establishes strategic asset allocation percentage targets and appropriate benchmarks for each significant asset class to obtain a prudent balance between return and risk. The interaction between plan assets and benefit obligations is periodically studied to assist in the establishment of strategic asset allocation targets.

The company made voluntary contributions of $70 to a U.S. pension plan during the fiscal year ended August 3, 2008. Given the adverse impact of declining financial markets on the funding levels of the plans, the company contributed $260 to a U.S. plan in the first quarter of 2010. Contributions to non-U.S. plans are expected to be approximately $18 in 2010.

Estimated future benefit payments are as follows:

	Pension	Postretirement

2010	$137	$27
2011	$137	$28
2012	$139	$28
2013	$144	$29
2014	$146	$29
2015-2019	$791	$152

The benefit payments include payments from funded and unfunded plans.

Estimated future Medicare subsidy receipts are $3 annually from 2010 through 2014, and $16 for the period 2015 through 2019.

Savings Plan — The company sponsors employee savings plans which cover substantially all U.S. employees. The company provides a matching contribution of 60% (50% at certain locations) of the employee contributions up to 5% of compensation after one year of continued service. Amounts charged to Costs and expenses were $18 in both 2009 and 2008 and $17 in 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Taxes on Earnings

The provision for income taxes on earnings from continuing operations consists of the following:

	2009	2008	2007

Income taxes:
Currently payable
Federal	$145	$177	$162
State	12	1	14
Non-U.S.	46	60	62

	203	238	238

Deferred
Federal	142	43	52
State	9	2	5
Non-U.S.	(7)	(15)	12

	144	30	69

	$347	$268	$307

Earnings from continuing operations before income taxes:
United States	$976	$912	$876
Non-U.S.	103	27	223

	$1,079	$939	$1,099

The following is a reconciliation of the effective income tax rate on continuing operations with the U.S. federal statutory income tax rate:

	2009	2008	2007

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal tax benefit)	1.7	1.5	1.4
Tax effect of international items	(0.8)	(4.6)	(2.0)
Settlement of tax contingencies	(1.0)	(1.4)	(5.7)
Federal manufacturing deduction	(1.0)	(1.5)	(0.4)
Divestiture of Australian snack food brands(1)	—	(1.3)	—
Other	(1.7)	0.8	(0.4)

Effective income tax rate	32.2%	28.5%	27.9%

(1)	See Note 7 for information on the divestiture of certain Australian salty snack food brands.

In the first quarter of 2009, the company recorded a tax benefit of $11 following the finalization of tax audits.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax liabilities and assets are comprised of the following:

	2009	2008

Depreciation	$204	$182
Amortization	425	397
Other	17	17

Deferred tax liabilities	646	596

Benefits and compensation	273	268
Pension benefits	141	3
Tax loss carryforwards	60	46
Capital loss carryforward	93	104
Other	74	51

Gross deferred tax assets	641	472
Deferred tax asset valuation allowance	(108)	(115)

Net deferred tax assets	533	357

Net deferred tax liability	$113	$239

At August 2, 2009, U.S. and non-U.S. subsidiaries of the company have tax loss carryforwards of approximately $288. Of these carryforwards, $115 expire between 2010 and 2028 and $173 may be carried forward indefinitely. The current statutory tax rates in these countries range from 20% to 35%. At August 2, 2009, valuation allowances have been established to offset $63 of these tax loss carryforwards. Additionally, at August 2, 2009, non-U.S. subsidiaries of the company have capital loss carryforwards of approximately $311, which are fully offset by valuation allowances.

The company has undistributed earnings of non-U.S. subsidiaries of approximately $515. U.S. income taxes have not been provided on undistributed earnings, which are deemed to be permanently reinvested. It is not practical to estimate the tax liability that might be incurred if such earnings were remitted to the U.S.

The company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” as of July 30, 2007 (the beginning of fiscal 2008). Upon adoption, the company recognized a cumulative-effect adjustment of $6 as an increase in the liability for unrecognized tax benefits, including interest and penalties, and a corresponding reduction in retained earnings. A reconciliation of the activity related to unrecognized tax benefits follows:

	2009	2008

Balance at beginning of year	$54	$58
Increases related to prior-year tax positions	—	5
Decreases related to prior-year tax positions	(11)	(16)
Increases related to current-year tax positions	4	12
Settlements	(2)	(4)
Lapse of statute	(3)	(1)

Balance at end of year	$42	$54

The balance of unrecognized tax benefits as of August 2, 2009 was $42, of which $28 would impact the effective tax rate if recognized in future periods. The total amount of unrecognized tax benefits can change due to audit settlements, tax examination activities, statute expirations and the recognition and measurement criteria under FIN 48. The company is unable to estimate what this change could be within the next twelve months, but does not believe it would be material to the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company’s accounting policy with respect to interest and penalties attributable to income taxes is to reflect any expense or benefit as a component of its income tax provision. The total amount of interest and penalties recognized in the Statements of Earnings in 2009 and 2008, respectively, was a benefit of $1 and $4. The total amount of interest and penalties recognized in the Consolidated Balance Sheets as of August 2, 2009 and August 3, 2008 was $8 and $7, respectively.

None of the unrecognized tax benefit liabilities, including interest and penalties, are expected to be settled within the next twelve months. The $50 of unrecognized tax benefit liabilities, including interest and penalties, are reported as other non-current liabilities on the Consolidated Balance Sheet as of August 2, 2009. Of the $61 of unrecognized tax benefit liabilities, including interest and penalties as of August 3, 2008, $2 were recorded in accrued income tax and $59 were reported as non-current liabilities on the Consolidated Balance Sheet.

The company does business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Belgium, France and Germany. The tax years 2007 to 2009 are currently under audit by the IRS. In addition, several state income tax examinations are in progress for fiscal years 2001 to 2007.

In Australia, the company has been subject to a limited scope audit by the Australian tax office for fiscal years through 2002. The statue of limitation is open for fiscal years 2003 forward. With limited exceptions, the company is no longer subject to income tax audits in Canada for fiscal years before 2005. The company is no longer subject to income tax audits for fiscal years 2005 and prior for Belgium and France, and for fiscal years 2007 and prior for Germany.

11.	Notes Payable and Long-term Debt

Notes payable consists of the following:

	2009	2008

Commercial paper	$350	$661
Current portion of long-term debt	—	300
Variable-rate bank borrowings	24	18
Fixed-rate borrowings	4	3

	$378	$982

As of August 2, 2009, the weighted-average interest rate of commercial paper, which consisted of U.S. borrowings, was 0.28%. As of August 3, 2008, the weighted-average interest rate of commercial paper, which consisted of U.S. borrowings, was 2.25%.

The company has a committed revolving credit facility of $1,500 that supports commercial paper borrowings and remains unused at August 2, 2009, except for $27 of standby letters of credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term Debt consists of the following:

Type	Fiscal Year of Maturity	Rate	2009	2008

Notes	2011	6.75%	$700	$700
Notes	2013	5.00%	400	400
Notes	2014	4.88%	300	300
Notes	2015	3.38%	300	—
Notes	2019	4.50%	300	—
Debentures	2021	8.88%	200	200
Capital Leases			3	6
Other(1)			43	27

			$2,246	$1,633

(1)	Other includes unamortized net premium/discount on debt issuances, unamortized gain on a terminated interest rate swap, and amounts related to interest rate swaps designated as fair-value hedges. For additional information on fair-value interest rate swaps, see Note 12.

In July 2009, the company issued $300 of 3.375% notes which mature on August 15, 2014. Interest on the notes is due semi-annually on February 15 and August 15, commencing on February 15, 2010. The company may redeem the notes in whole or in part at any time at a redemption price of 100% of the principal amount plus accrued interest or an amount designed to ensure that the note holders are not penalized by the early redemption.

In January 2009, the company issued $300 of 4.50% notes which mature on February 15, 2019. Interest on the notes is due semi-annually on February 15 and August 15, commencing on August 15, 2009. The company may redeem the notes in whole or in part at any time at a redemption price of 100% of the principal amount plus accrued interest or an amount designed to ensure that the note holders are not penalized by the early redemption.

The fair value of the company’s long-term debt, including the current portion of long-term debt in Notes payable, was $2,437 at August 2, 2009 and $2,051 at August 3, 2008.

In November 2008, the company filed a registration statement with the Securities and Exchange Commission that registered an indeterminate amount of debt securities. Under the registration statement, the company may issue debt securities, depending on market conditions.

Principal amounts of debt mature as follows: 2010-$378 (in current liabilities); 2011-$701; 2012-$2; 2013-$400; 2014-$300 and beyond-$800.

12.	Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value. The fair value of long-term debt as indicated in Note 11 is based on quoted market prices or pricing models using current market rates.

The principal market risks to which the company is exposed are changes in foreign currency exchange rates, interest rates, and commodity prices. In addition, the company is exposed to equity price changes related to certain deferred compensation obligations. In order to manage these exposures, the company follows established risk management policies and procedures, including the use of derivative contracts such as swaps, forwards and commodity futures and option contracts. These derivative contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions independent of those exposures. The company does not enter into derivative contracts for speculative purposes and does not use leveraged instruments. The company’s derivative programs include strategies that both qualify and do not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. The company minimizes the counterparty credit risk on these transactions by dealing only with leading, credit-worthy financial institutions having long-term credit ratings of “A” or better and, therefore, does not anticipate nonperformance. In addition, the contracts are distributed among several financial institutions, thus minimizing credit risk concentration. The company does not have credit-risk-related contingent features in its derivative instruments as of August 2, 2009.

Foreign Currency Exchange Risk

The company is exposed to foreign currency exchange risk related to its international operations, including non-functional currency intercompany debt and net investments in subsidiaries. The company is also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The company utilizes foreign exchange forward purchase and sale contracts as well as cross-currency swaps to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. The company typically hedges portions of its forecasted foreign currency transaction exposure with foreign exchange forward contracts for up to eighteen months. To hedge currency exposures related to intercompany debt, cross-currency swap contracts are entered into for periods consistent with the underlying debt. As of August 2, 2009, cross-currency swap contracts mature in 2010 through 2014. Principal currencies hedged include the Australian dollar, Canadian dollar, euro, Swedish krona, New Zealand dollar, British pound and Japanese yen. The notional amount of foreign exchange forward and cross-currency swap contracts accounted for as cash-flow hedges was $322 and $307 at August 2, 2009 and August 3, 2008, respectively. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Statements of Earnings on the same line item and same period in which the underlying hedge transaction affects earnings. The notional amount of foreign exchange forward and cross-currency swap contracts that are not designated as accounting hedges was $802 and $582 at August 2, 2009 and August 3, 2008, respectively.

Interest Rate Risk

The company manages its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain its variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. The notional amount of outstanding fair-value interest rate swaps at August 2, 2009 and August 3, 2008, totaled $500 and $675, respectively.

In June 2008, the company entered into two forward starting interest rate swap contracts accounted for as cash-flow hedges with a combined notional value of $200 to hedge an anticipated debt offering in fiscal 2009. These swaps were settled as of November 2, 2008, at a loss of $13, which was recorded in other comprehensive income (loss). In January 2009, the company issued $300 ten-year 4.50% notes. The loss on the swap contracts will be amortized over the life of the debt as additional interest expense.

Commodity Price Risk

The company principally uses a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. The company also enters into commodity futures and options contracts to reduce the volatility of price fluctuations of natural gas, diesel fuel, wheat, soybean oil, cocoa, aluminum and corn which impact the cost of raw materials. Commodity futures and option contracts are typically accounted for as cash-flow hedges or are not designated as accounting hedges. Commodity futures and option contracts are typically entered into to hedge a portion of commodity requirements for periods up to 18 months. The notional amount of commodity contracts accounted for as cash-flow hedges was $7 and $66 at August 2, 2009 and August 3, 2008, respectively. The notional amount of commodity contracts that are not designated as accounting hedges was $44 and $80 at August 2, 2009 and August 3, 2008, respectively. As of August 2, 2009, the contracts mature within 12 months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Price Risk

The company hedges a portion of exposures relating to certain deferred compensation obligations linked to the total return of the Standard & Poor’s 500 Index, the total return of the company’s capital stock and the total return of the Puritan Fund. Under these contracts, the company pays variable interest rates and receives from the counterparty either the total return of the Standard & Poor’s 500 Index, the total return of the Puritan Fund, or the total return on company capital stock. These instruments are not designated as hedges for accounting purposes. The contracts are typically entered into for periods not exceeding 12 months. The notional amount of the company’s deferred compensation hedges as of August 3, 2009 and August 3, 2008 were $48 and $56, respectively.

The following table summarizes the fair value of derivative instruments recorded in the Consolidated Balance Sheets as of August 2, 2009 and August 3, 2008:

	Balance Sheet Classification	2009	2008

Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$1	$2
Cross-currency swap contracts	Other current assets	3	—
Commodity contracts	Other current assets	—	6
Interest rate swaps	Other current assets	—	2
Interest rate swaps	Other assets	38	13

Total derivatives designated as hedges		$42	$23

Derivatives not designated as hedges:
Foreign exchange forward contracts	Other current assets	$3	$1
Commodity contracts	Other current assets	6	1
Cross-currency swap contracts	Other current assets	—	1
Cross-currency swap contracts	Other assets	7	—
Deferred compensation contracts	Other current assets	4	1

Total derivatives not designated as hedges		$20	$4

Total asset derivatives		$62	$27

Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$3	$1
Commodity contracts	Accrued liabilities	—	2
Cross-currency swap contracts	Accrued liabilities	1	22
Cross-currency swap contracts	Other liabilities	31	47

Total derivatives designated as hedges		$35	$72

Derivatives not designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$11	$1
Commodity contracts	Accrued liabilities	6	8
Cross-currency swap contracts	Accrued liabilities	5	14
Cross-currency swap contracts	Other liabilities	8	35

Total derivatives not designated as hedges		$30	$58

Total liability derivatives		$65	$130

The derivative assets and liabilities are presented on a gross basis in the table. In accordance with FIN 39, “Offsetting Amounts Related to Certain Contracts,” as amended, certain derivative asset and liability balances, including cash collateral, are offset in the balance sheet when a legally enforceable right of offset exists.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the effect of the company’s derivative instruments designated as cash-flow hedges for the years ended August 2, 2009 and August 3, 2008 on other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

Derivatives Designated as Cash-Flow Hedges

		Total
		Cash-Flow
		Hedge
		OCI Activity
		2009	2008

OCI derivative gain/(loss) at beginning of year		$8	$(8)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		(6)	(4)
Cross-currency swap contracts		(6)	6
Forward starting interest rate swaps		(15)	1
Commodity contracts		(11)	5
Amount of (gain) or loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Other expenses/income	(2)	2
Foreign exchange forward contracts	Cost of products sold	(5)	5
Cross-currency swap contracts	Other expenses/income	—	—
Forward starting interest rate swaps	Interest expense	1	1
Commodity contracts	Cost of products sold	5	—

OCI derivative gain/(loss) at end of year		$(31)	$8

The amount expected to be reclassified from other comprehensive income into earnings in 2010 is $20. The ineffective portion and amount excluded from effectiveness testing were not material.

The following table shows the effect of the company’s derivative instruments designated as fair-value hedges on the Consolidated Statements of Earnings:

		Amount of		Amount of
		Gain or (Loss)		Gain or (Loss)
		Recognized in Earnings		Recognized in Earnings
Derivatives Designated	Location of Gain or (Loss)	on Derivatives		on Hedged Item
as Fair-Value Hedges	Recognized in Earnings	2009	2008	2009	2008

Interest rate swaps	Interest expense	$24	$33	$(24)	$(33)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the effects of the company’s derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

		Amount of Gain or (Loss)
		Recognized in Earnings
	Location of Gain or (Loss)	On Derivatives
Derivatives not Designated as Hedges	Recognized in Earnings	2009	2008

Foreign exchange forward contracts	Other expenses/income	$7	$1
Foreign exchange forward contracts	Cost of products sold	1	—
Cross-currency swap contracts	Other expenses/income	44	(76)
Commodity contracts	Cost of products sold	(24)	(17)
Deferred compensation contracts	Administrative expenses	(8)	(6)

Total		$20	$(98)

13.	Fair Value Measurements

In the first quarter of fiscal 2009, the company adopted the provisions of SFAS No. 157 “Fair Value Measurements” for financial assets and liabilities, as described in Note 2. The provisions have been applied prospectively beginning August 4, 2008. Under SFAS No. 157, the company is required to categorize financial assets and liabilities based on the following fair value hierarchy:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table presents the company’s financial assets and liabilities that are measured at fair value on a recurring basis at August 2, 2009 consistent with the fair value hierarchy of SFAS No. 157:

	Fair Value	Fair Value Measurements at
	as of	August 2, 2009 Using
	August 2,	Fair Value Hierarchy
	2009	Level 1	Level 2	Level 3

Assets
Interest rate swaps(1)	$38	$—	$38	$—
Foreign exchange forward contracts(2)	4	—	4	—
Cross-currency swap contracts(3)	10	—	10	—
Deferred compensation derivatives(4)	4	—	4	—
Commodity derivatives(5)	6	6	—	—

Total assets at fair value	$62	$6	$56	$—

Liabilities
Commodity derivatives(5)	$6	$6	$—	$—
Foreign exchange forward contracts(2)	14	—	14	—
Cross-currency swap contracts(3)	45	—	45	—
Deferred compensation obligation(6)	142	80	62	—

Total liabilities at fair value	$207	$86	$121	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Based on LIBOR swap rates.

(2)	Based on observable market transactions of spot currency rates and forward rates.

(3)	Based on observable local benchmarks for currency and interest rates.

(4)	Based on LIBOR and equity index swap rates.

(5)	Based on quoted futures exchanges.

(6)	Based on the fair value of the participants’ investments.

14.	Shareowners’ Equity

The company has authorized 560 million shares of Capital stock with $.0375 par value and 40 million shares of Preferred stock, issuable in one or more classes, with or without par as may be authorized by the Board of Directors. No Preferred stock has been issued.

Share Repurchase Programs

In November 2005, the company’s Board of Directors authorized the purchase of up to $600 of company stock through fiscal 2008. This program was completed during the third quarter of 2008. In August 2006, the company’s Board of Directors authorized using up to $620 of the net proceeds from the sale of the United Kingdom and Ireland businesses to purchase company stock. This program was completed at the end of fiscal 2007. In March 2008, the company’s Board of Directors authorized using approximately $600 of the net proceeds from the sale of the Godiva Chocolatier business to purchase company stock. This program was completed during the fourth quarter of 2008. In June 2008, the company’s Board of Directors authorized the purchase of up to $1,200 of company stock through fiscal 2011. This program began in fiscal 2009. In addition to these publicly announced programs, the company repurchases shares to offset the impact of dilution from shares issued under the company’s stock compensation plans.

In 2009, the company repurchased 17 million shares at a cost of $527. Of the 2009 repurchases, approximately 13 million shares at a cost of $400 were made pursuant to the company’s June 2008 publicly announced share repurchase program. Approximately $800 remains available under this program as of August 2, 2009.

In 2008, the company repurchased 26 million shares at a cost of $903. Of the 2008 repurchases, approximately 23 million shares at a cost of $800 were made pursuant to the company’s November 2005 and the March 2008 publicly announced share repurchase programs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock Plans

In 2003, shareowners approved the 2003 Long-Term Incentive Plan, which authorized the issuance of 28 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock/units (including performance restricted stock) and performance units. Approximately 3.2 million shares available under a previous long-term plan were rolled into the 2003 Long-Term Incentive Plan, making the total number of available shares approximately 31.2 million. In November 2005, shareowners approved the 2005 Long-Term Incentive Plan, which authorized the issuance of an additional 6 million shares to satisfy the same types of awards.

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

Pursuant to the 2003 Long-Term Incentive Plan, in July 2005 the company adopted a long-term incentive compensation program which provides for grants of total shareowner return (TSR) performance restricted stock/units, EPS performance restricted stock/units, and time-lapse restricted stock/units. Initial grants made in accordance with this program were approved in September 2005. Under the program, awards of TSR performance restricted stock/units will be earned by comparing the company’s total shareowner return during a three-year period to the respective total shareowner returns of companies in a performance peer group. Based upon the company’s ranking in the performance peer group, a recipient of TSR performance restricted stock/units may earn a total award ranging from 0% to 200% of the initial grant. Awards of EPS performance restricted stock/units will be earned based upon the company’s achievement of annual earnings per share goals. During the three-year vesting period, a recipient of EPS performance restricted stock/units may earn a total award ranging from 0% to 100% of the initial grant. Awards of time-lapse restricted stock/units will vest ratably over the three-year period. Annual stock option grants are not part of the long-term incentive compensation program for 2007, 2008 and 2009. However, stock options may still be granted on a selective basis under the 2003 and 2005 Long-Term Incentive Plans.

Total pre-tax stock-based compensation recognized in Earnings from continuing operations was $84 for 2009, $83 for 2008 and $79 for 2007. Tax related benefits of $31 were recognized for 2009 and for 2008, and $29 were recognized for 2007. Stock-based compensation associated with discontinued operations was $3 and $2 after-tax in 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information about stock options and related activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	2009	Price	Life	Value
	(Options in thousands)

Beginning of year	20,705	$27.42
Granted	—	$—
Exercised	(2,676)	$26.86
Terminated	(477)	$43.08

End of year	17,552	$27.08	3.3	$72

Exercisable at end of year	17,552	$27.08	3.3	$72

The total intrinsic value of options exercised during 2009, 2008 and 2007 was $30, $17 and $76, respectively. As of January 2009, compensation related to stock options was fully expensed. The company measured the fair value of stock options using the Black-Scholes option pricing model.

The following table summarizes time-lapse restricted stock/units and EPS performance restricted stock/units activity:

		Weighted-Average
		Grant-Date
	Shares/Units	Fair Value
	(Restricted stock/units in thousands)

Nonvested at August 3, 2008	2,331	$34.30
Granted	1,183	$39.50
Vested	(1,326)	$32.65
Forfeited	(115)	$37.12

Nonvested at August 2, 2009	2,073	$38.17

The fair value of time-lapse restricted stock/units and EPS performance restricted stock/units is determined based on the number of shares granted and the quoted price of the company’s stock at the date of grant. Time-lapse restricted stock/units granted in 2005 are expensed on a graded-vesting basis. Time-lapse restricted stock/units granted in fiscal 2006 and forward are expensed on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis. EPS performance restricted stock/units are expensed on a graded-vesting basis, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis.

As of August 2, 2009, total remaining unearned compensation related to nonvested time-lapse restricted stock/units and EPS performance restricted stock/units was $37, which will be amortized over the weighted-average remaining service period of 1.7 years. The fair value of restricted stock/units vested during 2009, 2008 and 2007 was $47, $70 and $53, respectively. The weighted-average grant-date fair value of restricted stock/units granted during 2008 and 2007 was $36.57 and $36.14, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes TSR performance restricted stock/units activity:

		Weighted-Average
		Grant-Date
	Shares/Units	Fair Value
	(Restricted stock/units in thousands)

Nonvested at August 3, 2008	3,549	$30.09
Granted	1,158	$47.20
Vested	(1,196)	$29.07
Forfeited	(162)	$36.07

Nonvested at August 2, 2009	3,349	$36.08

The fair value of TSR performance restricted stock/units is estimated at the grant date using a Monte Carlo simulation. Expense is recognized on a straight-line basis over the service period. As of August 2, 2009, total remaining unearned compensation related to TSR performance restricted stock/units was $51 which will be amortized over the weighted-average remaining service period of 1.8 years. In the first quarter of fiscal 2009, recipients of TSR performance restricted stock/units earned 125% of their initial grants based upon the company’s total shareowner return ranking in a performance peer group during a three-year period ended July 31, 2008. As a result, approximately 280,000 additional shares were awarded. The total fair value of TSR performance restricted stock/units vested during 2009 was $58. The grant-date fair value of TSR performance restricted stock/units granted during 2008 and 2007 was $34.64 and $26.31, respectively.

Prior to fiscal 2009, employees could elect to defer all types of restricted stock awards. These awards are classified as liabilities because of the possibility that they may be settled in cash. The fair value is adjusted quarterly. The total cash paid to settle the liabilities in 2009, 2008 and 2007 was not material. The liability for deferred awards was $8 at August 2, 2009.

The excess tax benefits on the exercise of stock options and vested restricted stock presented as cash flows from financing activities in 2009, 2008 and 2007 were $18, $8 and $25, respectively. Cash received from the exercise of stock options was $72, $47 and $165 for 2009, 2008 and 2007, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

For the periods presented in the Consolidated Statements of Earnings, the calculations of basic earnings per share and earnings per share assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and restricted stock programs, except when such effect would be antidilutive. The dilutive impact of the accelerated share repurchase agreements described under “Share Repurchase Programs” was not material. Stock options to purchase approximately 3 million of shares of capital stock for 2009 and 1 million shares of capital stock for 2008 and 2007 were not included in the calculation for diluted earnings per share because the exercise price of the stock options exceeded the average market price of the capital stock, and therefore, would be antidilutive.

15.	Commitments and Contingencies

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The company has certain operating lease commitments, primarily related to warehouse and office facilities, retail store space and certain equipment. Rent expense under operating lease commitments was $47 in 2009, $80 in 2008 and $82 in 2007. These amounts included $33 and $42 in 2008 and 2007, respectively, related to discontinued operations. Future minimum annual rental payments under these operating leases are as follows:

2010	2011	2012	2013	2014	Thereafter

$46	$41	$36	$31	$25	$57

The company guarantees approximately 1,900 bank loans made to Pepperidge Farm independent sales distributors by third party financial institutions for the purchase of distribution routes. The maximum potential amount of future payments the company could be required to make under the guarantees is $159. The company’s guarantees are indirectly secured by the distribution routes. The company does not believe it is probable that it will be required to make guarantee payments as a result of defaults on the bank loans guaranteed. The amounts recognized as of August 2, 2009 and August 3, 2008 were not material.

In connection with the sale of certain Australian salty snack food brands and assets, the company agreed to provide a loan facility to the buyer of AUD $10, or approximately USD $7. The facility was drawn down in AUD $5 increments in 2009. Borrowings under the facility are to be repaid five years after the closing date.

The company has provided certain standard indemnifications in connection with divestitures, contracts and other transactions. Certain indemnifications have finite expiration dates. Liabilities recognized based on known exposures related to such matters were not material at August 2, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Supplemental Financial Statement Data

Balance Sheets

	2009	2008

Accounts receivable
Customer accounts receivable	$494	$526
Allowances	(28)	(28)

Subtotal	466	498
Other	62	72

	$528	$570

Inventories
Raw materials, containers, and supplies	$324	$320
Finished products	500	509

	$824	$829

Other current assets
Deferred taxes	$100	$96
Other	48	76

	$148	$172

Plant assets
Land	$59	$63
Buildings	1,111	1,103
Machinery and equipment	3,481	3,415
Projects in progress	242	185

Total cost	4,893	4,766
Accumulated depreciation(1)	(2,916)	(2,827)

	$1,977	$1,939

(1)	Depreciation expense was $264 in 2009, $288 in 2008 and $283 in 2007. Depreciation expense of continuing operations was $264 in 2009, $271 in 2008 and $263 in 2007. Buildings are depreciated over periods ranging from 10 to 45 years. Machinery and equipment are depreciated over periods generally ranging from 2 to 15 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2009	2008

Other assets
Pension	$—	$121
Investments	7	8
Deferred taxes	24	20
Other	74	62

	$105	$211

Accrued liabilities
Accrued compensation and benefits	$236	$225
Fair value of derivatives	19	42
Accrued trade and consumer promotion programs	112	127
Accrued interest	43	41
Restructuring	4	37
Other	165	183

	$579	$655

Other liabilities
Deferred taxes	$237	$354
Pension benefits	656	142
Deferred compensation(2)	142	150
Postretirement benefits	313	299
Fair value of derivatives	19	80
Unrecognized tax benefits	50	59
Other	37	35

	$1,454	$1,119

(2)	The deferred compensation obligation represents unfunded plans maintained for the purpose of providing the company’s directors and certain of its executives the opportunity to defer a portion of their compensation. All forms of compensation contributed to the deferred compensation plans are accounted for in accordance with the underlying program. Contributions are credited to an investment account in the participant’s name, although no funds are actually contributed to the investment account and no investment choices are actually purchased. Six investment choices are available, including: (1) a book account that tracks the total return on company stock; (2) a book account that tracks performance of Fidelity’s Spartan U.S. Equity Index Fund; (3) a book account that tracks the performance of Fidelity’s Puritan Fund; (4) a book account that tracks the performance of Fidelity’s Spartan International Index Fund; (5) a book account that tracks the performance of Fidelity’s Spartan Extended Market Index Fund; and (6) a book account that credits interest based on the Wall Street Journal indexed prime rate. Participants can reallocate investments daily and are entitled to the gains and losses on investment funds. The company recognizes an amount in the Statements of Earnings for the market appreciation/depreciation of each fund.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Earnings

	2009	2008	2007

Other Expenses/(Income)
Foreign exchange (gains)/losses	$(7)	$1	$1
Amortization/impairment of intangible and other assets(1)	67	6	—
Gain on sale of facility	—	—	(23)
Gain on sale of business	—	—	(3)
Gain from settlement in lieu of condemnation	—	—	(10)
Other	1	6	5

	$61	$13	$(30)

Interest expense(2)
Interest expense	$114	$171	$171
Less: Interest capitalized	4	4	8

	$110	$167	$163

(1)	In 2009, a $67 impairment charge was recognized on certain European trademarks. See also Note 5.

(2)	In 2007, a non-cash reduction of $4 was recognized in connection with the favorable settlement of the APA.

Statements of Cash Flows

Cash Flows From Operating Activities	2009	2008	2007

Other non-cash charges to net earnings
Non-cash compensation/benefit related expense	$59	$59	$70
Gain from settlement in lieu of condemnation	—	—	(10)
Other	(2)	—	1

	$57	$59	$61

Other
Benefit related payments	$(52)	$(54)	$(53)
Other	7	7	(8)

	$(45)	$(47)	$(61)

Other Cash Flow Information
Interest paid	$120	$180	$203
Interest received	$4	$7	$16
Income taxes paid	$144	$521	$365

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Data (unaudited)

	2009
	First	Second	Third	Fourth

Net sales	$2,250	$2,122	$1,686	$1,528
Gross profit	871	837	685	635
Earnings from continuing operations(1)	260	229	174	69
Earnings from discontinued operations(2)	—	4	—	—
Net earnings	260	233	174	69
Per share — basic
Earnings from continuing operations	0.73	0.65	0.50	0.20
Earnings from discontinued operations	—	0.01	—	—
Net earnings	0.73	0.66	0.50	0.20
Dividends	0.25	0.25	0.25	0.25
Per share — assuming dilution
Earnings from continuing operations(1)	0.71	0.63	0.49	0.20
Earnings from discontinued operations(2)	—	0.01	—	—
Net earnings	0.71	0.64	0.49	0.20
Market price
High	$40.85	$39.44	$31.41	$31.47
Low	$32.45	$27.35	$24.63	$25.65

	2008
	First	Second	Third	Fourth

Net sales	$2,185	$2,218	$1,880	$1,715
Gross profit	892	889	726	664
Earnings from continuing operations(3)	268	260	54	89
Earnings from discontinued operations(4)	2	14	478	—
Net earnings	270	274	532	89
Per share — basic
Earnings from continuing operations	0.71	0.69	0.14	0.25
Earnings from discontinued operations	0.01	0.04	1.28	—
Net earnings	0.71	0.73	1.43	0.25
Dividends	0.22	0.22	0.22	0.22
Per share — assuming dilution
Earnings from continuing operations(3)	0.69	0.67	0.14	0.24
Earnings from discontinued operations(4)	0.01	0.04	1.25	—
Net earnings	0.70	0.71	1.40	0.24
Market price
High	$38.59	$37.79	$35.55	$37.24
Low	$34.70	$30.19	$30.83	$32.14

The sum of the individual per share amounts does not equal due to rounding.

(1)	Includes a $16 ($.04 per diluted share) unrealized loss on the fair value of open commodity futures contracts in the first quarter, a $7 ($.02 per diluted share) favorable net adjustment on commodity hedges in the third quarter and a $9 ($.03 per diluted share) favorable net adjustment on commodity hedges in the fourth quarter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring related costs associated with initiatives to improve operational efficiency and long-term profitability of $5 ($.01 per diluted share) were recorded in each of the first and second quarters, and $4 ($.01 per diluted share) were recorded in the third quarter. See also Note 7. A $47 ($.13 per diluted share) impairment charge on certain European trademarks was recorded in the fourth quarter. See also Note 5.

(2)	In the second quarter of fiscal 2009, the company recorded a $4 ($.01 per diluted share) tax benefit from the sale of Godiva.

(3)	Includes a non-cash tax benefit of $13 ($.03 per diluted share) in the second quarter from the favorable resolution of a state tax contingency in the United States, a $100 ($.26 per diluted share) restructuring charge in the third quarter and a $7 ($.02 per diluted share) restructuring charge and related costs in the fourth quarter associated with initiatives to improve operational efficiency and long-term profitability. See also Note 7.

(4)	In the third quarter of 2008, results of discontinued operations included a $467 ($1.23 per diluted share) gain from the sale of the Godiva Chocolatier business. In the second quarter of 2008, results of discontinued operations included $5 ($.01 per diluted share) of costs associated with the sale of the Godiva Chocolatier business. The total gain on the sale was $462 ($1.21 per diluted share).

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of August 2, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment using those criteria, management concluded that the company’s internal control over financial reporting was effective as of August 2, 2009.

The effectiveness of the company’s internal control over financial reporting as of August 2, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

/s/  Douglas R. Conant

Douglas R. Conant
President and Chief Executive Officer

/s/  B. Craig Owens

B. Craig Owens
Senior Vice President — Chief Financial Officer
and Chief Administrative Officer

/s/  Anthony P. DiSilvestro

Anthony P. DiSilvestro
Vice President — Controller

September 30, 2009

Report of Independent Registered Public Accounting Firm

To the Shareowners and Directors of Campbell Soup Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of shareowners’ equity and of cash flows present fairly, in all material respects, the financial position of Campbell Soup Company and its subsidiaries at August 2, 2009 and August 3, 2008, and the results of their operations and their cash flows for each of the three fiscal years in the period ended August 2, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 2, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe our audits provide a reasonable basis for our opinions.

As discussed in Note 1 and Note 9 the Company changed the manner in which it accounts for uncertainty in income taxes in 2008, and the manner in which it accounts for defined benefit pension and other postretirement plans in 2007.

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

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

September 30, 2009

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and Senior Vice President — Chief Financial Officer and Chief Administrative Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 2, 2009 (the “Evaluation Date”). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer and Chief Administrative Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective.

The annual report of management on the company’s internal control over financial reporting is provided under “Financial Statements and Supplementary Data” on page 76. The attestation report of PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm, regarding the company’s internal control over financial reporting is provided under “Financial Statements and Supplementary Data” on page 78.

During the quarter ended August 2, 2009, there were no changes in the company’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, such internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The sections entitled “Election of Directors,” “Security Ownership of Directors and Executive Officers” and “Directors and Executive Officers Stock Ownership Reports” in the company’s Proxy Statement for the Annual Meeting of Shareowners to be held on November 19, 2009 (the “2009 Proxy”) are incorporated herein by reference. The information presented in the section entitled “Corporate Governance — Board Committees” in the 2009 Proxy relating to the members of the company’s Audit Committee and the Audit Committee’s financial expert is incorporated herein by reference.

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

The information presented in the sections entitled “Compensation Discussion and Analysis,” “Summary Compensation Table — Fiscal 2009,” “Grants of Plan-Based Awards in Fiscal 2009,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested in Fiscal 2009,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Director Compensation,” “Corporate Governance — Compensation and Organization Committee Interlocks and Insider Participation” and “Compensation and Organization Committee Report” in the 2009 Proxy is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareowner Matters

The information presented in the sections entitled “Securities Authorized for Issuance Under Equity Compensation Plans,” “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2009 Proxy is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information presented in the section entitled “Transactions with Related Persons,” “Corporate Governance — Director Independence” and “Corporate Governance — Board Committees” in the 2009 Proxy is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information presented in the section entitled “Independent Registered Public Accounting Firm Fees and Services” in the 2009 Proxy is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.	Financial Statements

•	Consolidated Statements of Earnings for 2009, 2008 and 2007

•	Consolidated Balance Sheets as of August 2, 2009 and August 3, 2008

•	Consolidated Statements of Cash Flows for 2009, 2008 and 2007

•	Consolidated Statements of Shareowners’ Equity for 2009, 2008 and 2007

•	Notes to Consolidated Financial Statements

•	Management’s Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules

None.

3.	Exhibits

3	(i)	Campbell’s Restated Certificate of Incorporation as amended through February 24, 1997 was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 28, 2002, and is incorporated herein by reference.
3	(ii)	Campbell’s By-Laws, as amended through July 1, 2009, were filed with the SEC on a Form 8-K (SEC file number 1-3822) on June 29, 2009, and are incorporated herein by reference.
4	(a)	With respect to Campbell’s 6.75% notes due 2011, the form of Indenture between Campbell and Bankers Trust Company, as Trustee, and the associated form of security were filed with the SEC with Campbell’s Registration Statement No. 333-11497, and are incorporated herein by reference.
4	(b)	Except as described in 4(a) above, there is no instrument with respect to long-term debt of the company that involves indebtedness or securities authorized thereunder exceeding 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. The company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the company upon request of the SEC.
9		Major Stockholders’ Voting Trust Agreement dated June 2, 1990, as amended, was filed with the SEC by (i) Campbell as Exhibit 99.C to Campbell’s Schedule 13E-4 (SEC file number 5-7735) filed on September 12, 1996, and (ii) with respect to certain subsequent amendments, the Trustees of the Major Stockholders’ Voting Trust as Exhibit 99.G to Amendment No. 7 to their Schedule 13D (SEC file number 5-7735) dated March 3, 2000, and as Exhibit 99.M to Amendment No. 8 to their Schedule 13D (SEC file number 5-7735) dated January 26, 2001, and as Exhibit 99.P to Amendment No. 9 to their Schedule 13D (SEC file number 5-7735) dated September 30, 2002, and is incorporated herein by reference.
10	(a)	Campbell Soup Company 1994 Long-Term Incentive Plan, as amended on November 17, 2000, was filed with the SEC with Campbell’s 2000 Proxy Statement (SEC file number 1-3822), and is incorporated herein by reference.
10	(b)	Campbell Soup Company 2003 Long-Term Incentive Plan, as amended and restated on September 25, 2008, was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended August 3, 2008, and is incorporated herein by reference.
10	(c)	Campbell Soup Company 2005 Long-Term Incentive Plan was filed with the SEC with Campbell’s 2005 Proxy Statement (SEC file number 1-3822), and is incorporated herein by reference.
10	(d)	Campbell Soup Company Annual Incentive Plan, as amended on November 18, 2004, was filed with the SEC with Campbell’s 2004 Proxy Statement (SEC file number 1-3822), and is incorporated herein by reference.
10	(e)	Campbell Soup Company Mid-Career Hire Pension Program, as amended and restated effective as of January 1, 2009, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2009, and is incorporated herein by reference.
10	(f)	Deferred Compensation Plan, effective November 18, 1999, was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 30, 2000, and is incorporated herein by reference.
10	(g)	Deferred Compensation Plan II, effective January 1, 2009, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2009, and is incorporated herein by reference.
10	(h)	Severance Protection Agreement dated January 8, 2001, with Douglas R. Conant, President and Chief Executive Officer, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 28, 2001, and is incorporated herein by reference. Agreements with the other executive officers listed under the heading “Executive Officers of the Company” are in all material respects the same as Mr. Conant’s agreement.
10	(i)	Amendment to the Severance Protection Agreement dated February 26, 2008, with Douglas R. Conant, President and Chief Executive Officer, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 2, 2008, and is incorporated herein by reference. Amendments with the other executive officers listed under the heading “Executive Officers of the Company” are in all material respects the same as Mr. Conant’s agreement.
10	(j)	Form of U.S. Severance Protection Agreement, which is applicable to executives hired after March 1, 2008, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 2, 2008, and is incorporated herein by reference.

10	(k)	Form of Non-U.S. Severance Protection Agreement, which is applicable to executives hired after March 1, 2008, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 2, 2008, and is incorporated herein by reference.
10	(l)	Campbell Soup Company Severance Pay Plan for Salaried Employees, as amended and restated effective January 1, 2009, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2009, and is incorporated herein by reference.
10	(m)	Campbell Soup Company Supplemental Employees’ Retirement Plan, as amended and restated effective January 1, 2009, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2009, and is incorporated herein by reference.
10	(n)	2003 Long-Term Incentive Plan Time-Lapse Restricted Stock Unit Agreement, dated as of November 1, 2008, between the company and B. Craig Owens was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 2, 2008, and is incorporated herein by reference.
21		Subsidiaries (Direct and Indirect) of the company.
23		Consent of Independent Registered Public Accounting Firm.
24		Power of Attorney.
31	(a)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).
31	(b)	Certification of B. Craig Owens pursuant to Rule 13a-14(a).
32	(a)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.
32	(b)	Certification of B. Craig Owens pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Campbell has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 30, 2009

CAMPBELL SOUP COMPANY

By:	/s/ B. Craig Owens
B. Craig Owens
Senior Vice President — Chief
Financial Officer and Chief
Administrative Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Campbell and in the capacity and on the date indicated.

Date: September 30, 2009

/s/ B. Craig Owens	/s/ Anthony P. DiSilvestro

B. Craig Owens	Anthony P. DiSilvestro
Senior Vice President — Chief	Vice President — Controller
Financial Officer and Chief
Administrative Officer

Paul R. Charron	Chairman and Director	}
Douglas R. Conant	President, Chief Executive	}
	Officer and Director	}
Edmund M. Carpenter	Director	}
Bennett Dorrance	Director	}
Harvey Golub	Director	}
Randall W. Larrimore	Director	}	By: /s/ Ellen Oran Kaden
Mary Alice D. Malone	Director	}	Ellen Oran Kaden
Sara Mathew	Director	}	Senior Vice President —
David C. Patterson	Director	}	Law and Government
William D. Perez	Director	}	Affairs
Charles R. Perrin	Director	}
A. Barry Rand	Director	}
Nick Shreiber	Director	}
George Strawbridge, Jr.	Director	}
Les C. Vinney	Director	}
Charlotte C. Weber	Director	}

INDEX OF EXHIBITS
Document

3 (i)	Campbell’s Restated Certificate of Incorporation as amended through February 24, 1997 was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 28, 2002, and is incorporated herein by reference.

3 (ii)	Campbell’s By-Laws, as amended through July 1, 2009, were filed with the SEC on a Form 8-K (SEC file number 1-3822) on June 29, 2009, and are incorporated herein by reference.

4 (a)	With respect to Campbell’s 6.75% notes due 2011, the form of Indenture between Campbell and Bankers Trust Company, as Trustee, and the associated form of security were filed with the SEC with Campbell’s Registration Statement No. 333-11497, and are incorporated herein by reference.

4 (b)	Except as described in 4(a) above, there is no instrument with respect to long-term debt of the company that involves indebtedness or securities authorized thereunder exceeding 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. The company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the company upon request of the SEC.

9	Major Stockholders’ Voting Trust Agreement dated June 2, 1990, as amended, was filed with the SEC by (i) Campbell as Exhibit 99.C to Campbell’s Schedule 13E-4 (SEC file number 5-7735) filed on September 12, 1996, and (ii) with respect to certain subsequent amendments, the Trustees of the Major Stockholders’ Voting Trust as Exhibit 99.G to Amendment No. 7 to their Schedule 13D (SEC file number 5-7735) dated March 3, 2000, and as Exhibit 99.M to Amendment No. 8 to their Schedule 13D (SEC file number 5-7735) dated January 26, 2001, and as Exhibit 99.P to Amendment No. 9 to their Schedule 13D (SEC file number 5-7735) dated September 30, 2002, and is incorporated herein by reference.

10 (a)	Campbell Soup Company 1994 Long-Term Incentive Plan, as amended on November 17, 2000, was filed with the SEC with Campbell’s 2000 Proxy Statement (SEC file number 1-3822), and is incorporated herein by reference.

10 (b)	Campbell Soup Company 2003 Long-Term Incentive Plan, as amended and restated on September 25, 2008, was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended August 3, 2008, and is incorporated herein by reference.

10 (c)	Campbell Soup Company 2005 Long-Term Incentive Plan was filed with the SEC with Campbell’s 2005 Proxy Statement (SEC file number 1-3822), and is incorporated herein by reference.

10 (d)	Campbell Soup Company Annual Incentive Plan, as amended on November 18, 2004, was filed with the SEC with Campbell’s 2004 Proxy Statement (SEC file number 1-3822), and is incorporated herein by reference.

10 (e)	Campbell Soup Company Mid-Career Hire Pension Program, as amended and restated effective as of January 1, 2009, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2009, and is incorporated herein by reference.

10 (f)	Deferred Compensation Plan, effective November 18, 1999, was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 30, 2000, and is incorporated herein by reference.

10 (g)	Deferred Compensation Plan II, effective January 1, 2009, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2009, and is incorporated herein by reference.

10 (h)	Severance Protection Agreement dated January 8, 2001, with Douglas R. Conant, President and Chief Executive Officer, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 28, 2001, and is incorporated herein by reference. Agreements with the other executive officers listed under the heading “Executive Officers of the Company” are in all material respects the same as Mr. Conant’s agreement.

10 (i)	Amendment to the Severance Protection Agreement dated February 26, 2008, with Douglas R. Conant, President and Chief Executive Officer, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 2, 2008, and is incorporated herein by reference. Amendments with the other executive officers listed under the heading “Executive Officers of the Company” are in all material respects the same as Mr. Conant’s agreement.

10 (j)	Form of U.S. Severance Protection Agreement, which is applicable to executives hired after March 1, 2008, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 2, 2008, and is incorporated herein by reference.

10 (k)	Form of Non-U.S. Severance Protection Agreement, which is applicable to executives hired after March 1, 2008, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 2, 2008, and is incorporated herein by reference.

10 (l)	Campbell Soup Company Severance Pay Plan for Salaried Employees, as amended and restated effective January 1, 2009, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2009, and is incorporated herein by reference.

10 (m)	Campbell Soup Company Supplemental Employees’ Retirement Plan, as amended and restated effective January 1, 2009, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2009, and is incorporated herein by reference.

10 (n)	2003 Long-Term Incentive Plan Time-Lapse Restricted Stock Unit Agreement, dated as of November 1, 2008, between the company and B. Craig Owens was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 2, 2008, and is incorporated herein by reference.

21	Subsidiaries (Direct and Indirect) of the company.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31 (a)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31 (b)	Certification of B. Craig Owens pursuant to Rule 13a-14(a).

32 (a)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32 (b)	Certification of B. Craig Owens pursuant to 18 U.S.C. Section 1350.