Form 10-Q
period 2009-11-01
CAMPBELL SOUP CO
filed 2009-12-10
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 1, 2009	Commission File Number 1-3822
CAMPBELL SOUP COMPANY

New Jersey State of Incorporation	21-0419870 I.R.S. Employer Identification No.
1 Campbell Place
Camden, New Jersey 08103-1799
Principal Executive Offices
Telephone Number: (856) 342-4800

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes       ☐No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that that the registrant was required to submit and post such files). ☑ Yes       ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☑ No
There were 342,925,506 shares of capital stock outstanding as of December 3, 2009.

Part I.
ITEM 1. FINANCIAL INFORMATION
CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended
	November 1,	November 2,
	2009	2008

Net sales	$2,203	$2,250

Costs and expenses
Cost of products sold	1,280	1,379
Marketing and selling expenses	284	307
Administrative expenses	133	140
Research and development expenses	29	29
Other expenses / (income)	(1)	(4)

Total costs and expenses	1,725	1,851

Earnings before interest and taxes	478	399
Interest expense	28	33
Interest income	1	1

Earnings before taxes	451	367
Taxes on earnings	147	107

Net earnings	$304	$260

Per share — basic

Net earnings	$.87	$.71

Dividends	$.25	$.25

Weighted average shares outstanding — basic	343	357

Per share — assuming dilution
Net earnings	$.87	$.70

Weighted average shares outstanding — assuming dilution	346	362

See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Balance Sheets
(unaudited)
(millions, except per share amounts)

	November 1,	August 2,
	2009	2009

Current assets
Cash and cash equivalents	$76	$51
Accounts receivable	790	528
Inventories	839	824
Other current assets	147	148

Total current assets	1,852	1,551

Plant assets, net of depreciation	1,985	1,977
Goodwill	1,966	1,901
Other intangible assets, net of amortization	528	522
Other assets	100	105

Total assets	$6,431	$6,056

Current liabilities
Short-term borrowings	$656	$378
Payable to suppliers and others	594	569
Accrued liabilities	558	579
Dividend payable	88	88
Accrued income taxes	88	14

Total current liabilities	1,984	1,628

Long-term debt	2,249	2,246
Deferred taxes	287	237
Other liabilities	956	1,214

Total liabilities	5,476	5,325

Campbell Soup Company shareowners’ equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20
Additional paid-in capital	291	332
Earnings retained in the business	8,505	8,288
Capital stock in treasury, at cost	(7,232)	(7,194)
Accumulated other comprehensive loss	(632)	(718)

Total Campbell Soup Company shareowners’ equity	952	728

Noncontrolling interest	3	3

Total equity	955	731

Total liabilities and equity	$6,431	$6,056

See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Cash Flows
(unaudited)
(millions)

	Three Months Ended
	November 1,	November 2,
	2009	2008
Cash flows from operating activities:
Net earnings	$304	$260
Adjustments to reconcile net earnings to operating cash flow
Stock-based compensation	20	25
Depreciation and amortization	60	66
Deferred income taxes	48	29
Other, net	29	13
Changes in working capital
Accounts receivable	(253)	(260)
Inventories	(7)	(118)
Prepaid assets	(6)	11
Accounts payable and accrued liabilities	42	(3)
Pension fund contributions	(268)	(1)
Receipts from (payments of) hedging activities	5	(31)
Other	(10)	(6)

Net cash used in operating activities	(36)	(15)

Cash flows from investing activities:
Purchases of plant assets	(44)	(35)
Sale of business, net of cash divested	—	32
Other, net	1	—

Net cash used in investing activities	(43)	(3)

Cash flows from financing activities:
Net short-term borrowings	269	436
Repayments of notes payable	—	(300)
Dividends paid	(88)	(80)
Treasury stock purchases	(94)	(114)
Treasury stock issuances	13	62
Excess tax benefits on stock-based compensation	1	15

Net cash provided by financing activities	101	19

Effect of exchange rate changes on cash	3	(19)

Net change in cash and cash equivalents	25	(18)
Cash and cash equivalents — beginning of period	51	81

Cash and cash equivalents — end of period	$76	$63

See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareowners’ Equity
						Earnings	Accumulated
	Capital Stock				Additional	Retained	Other
	Issued		In Treasury		Paid-in	in the	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Business	Income (Loss)	Interest	Equity

Balance at August 3, 2008	542	$20	(186)	$(6,812)	$337	$7,909	$(136)	$3	$1,321

Comprehensive income (loss)
Net earnings						260		—	260
Foreign currency translation adjustments, net of tax							(371)	—	(371)
Cash-flow hedges, net of tax							(19)		(19)
Pension and postretirement benefits, net of tax							18		18

Other comprehensive income (loss)							(372)	—	(372)

Total comprehensive income (loss)									(112)

Dividends ($.25 per share)						(91)			(91)
Treasury stock purchased			(3)	(114)					(114)
Treasury stock issued under management incentive and stock option plans			4	122	(52)				70

Balance at November 2, 2008	542	$20	(185)	$(6,804)	$285	$8,078	$(508)	$3	$1,074

Balance at August 2, 2009	542	$20	(199)	$(7,194)	$332	$8,288	$(718)	$3	$731

Comprehensive income (loss)
Net earnings						304		—	304
Foreign currency translation adjustments, net of tax							77	—	77
Cash-flow hedges, net of tax							1		1
Pension and postretirement benefits, net of tax							8		8

Other comprehensive income (loss)							86	—	86

Total comprehensive income (loss)									390

Dividends ($.25 per share)						(87)			(87)
Treasury stock purchased			(3)	(94)					(94)
Treasury stock issued under management incentive and stock option plans			3	56	(41)				15

Balance at November 1, 2009	542	$20	(199)	$(7,232)	$291	$8,505	$(632)	$3	$955

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(currency in millions, except per share amounts)
1. Basis of Presentation and Significant Accounting Policies
     The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the indicated periods. All such adjustments are of a normal recurring nature. The accounting policies used in preparing these financial statements are consistent with those applied in the Annual Report on Form 10-K for the year ended August 2, 2009, except for the adoption of new financial accounting standards, as discussed in Note 2. Certain amounts in prior-year financial statements were reclassified to conform to the current-year presentation. The results for the period are not necessarily indicative of the results to be expected for other interim periods or the full year.
     Subsequent events have been evaluated through December 10, 2009, which represents the date the Consolidated Financial Statements were issued.
2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (FASB) issued authoritative guidance which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It requires a noncontrolling interest in a subsidiary, which was formerly known as minority interest, to be classified as a separate component of total equity in the consolidated financial statements. The company retrospectively adopted the new noncontrolling interest guidance in the first quarter of fiscal 2010. The adoption did not have a material impact on the financial statements. See Note 8 for additional information.
     In December 2007, the FASB issued authoritative guidance for business combinations, which establishes the principles and requirements for how an acquirer recognizes the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date with limited exceptions. The guidance requires acquisition-related transaction costs to be expensed as incurred rather than capitalized as a component of the business combination. The provisions as revised were effective as of the first quarter of fiscal 2010 and will be applied to any business combinations entered into in fiscal 2010 and thereafter.
     In September 2006, the FASB issued authoritative guidance for fair value measurements, which establishes a definition of fair value, provides a framework for measuring fair value and expands the disclosure requirements about fair value measurements. This guidance does not require any new fair value measurements but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued authoritative guidance which delayed by a year the effective date for certain nonfinancial assets and liabilities. The company adopted the provisions of the guidance for financial assets and liabilities in the first quarter of fiscal 2009. The adoption did not have a material impact on the consolidated financial statements. The company adopted the remaining provisions in the first quarter of fiscal 2010 for nonfinancial assets and liabilities, including goodwill and intangible assets. The adoption did not have a material impact on the consolidated financial statements. See Note 11 for additional information.
     In June 2008, the FASB issued authoritative guidance related to the calculation of earnings per share. The guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the new provisions. The company adopted the new guidance in the first quarter of fiscal 2010. Prior periods have been restated. See Note 7 for additional information.
     In April 2009, the FASB issued authoritative guidance related to interim disclosures about fair value of financial instruments. The company prospectively adopted the interim fair value disclosure guidance in the first quarter of fiscal 2010. The adoption did not have a material impact on the consolidated financial statements. The additional disclosures are included in Note 10.

Notes to Consolidated Financial Statements — (Continued)
     In June 2009, the FASB Accounting Standards Codification (Codification) was issued to become the source of authoritative U.S. generally accepted accounting principles (GAAP) to be applied by nongovernmental entities and supersede all then-existing non-SEC accounting and reporting standards. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The company adopted the provisions in the first quarter of 2010. The adoption did not impact the company’s consolidated financial statements.
Recently Issued Accounting Pronouncements
     In December 2008, the FASB issued additional authoritative guidance related to employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. The additional required disclosures include a description of how investment allocation decisions are made, major categories of plan assets, valuation techniques used to measure the fair value of plan assets, the impact of measurements using significant unobservable inputs and concentrations of risk within plan assets. The disclosures about plan assets required by this additional guidance shall be provided for fiscal years ending after December 15, 2009 and will be effective for the company for fiscal year end 2010.
3. Comprehensive Income (Loss)
     Total comprehensive income (loss) is comprised of net earnings, net foreign currency translation adjustments, net unamortized pension and postretirement benefits adjustments and net unrealized gains and losses on cash-flow hedges. Total comprehensive income for the three-month period ended November 1, 2009 was $390. Total comprehensive loss for the three-month period ended November 2, 2008 was $112.
     The components of Accumulated other comprehensive income (loss) consisted of the following:

	November 1,	August 2,
	2009	2009
Foreign currency translation adjustments, net of tax (1)	$170	$93
Cash-flow hedges, net of tax (2)	(19)	(20)
Unamortized pension and postretirement benefits, net of tax (3):
Net actuarial loss	(780)	(787)
Prior service cost	(3)	(4)

Total Accumulated other comprehensive income (loss)	$(632)	$(718)

(1)	Includes a tax expense of $9 as of November 1, 2009 and $7 as of August 2, 2009.

(2)	Includes a tax benefit of $11 as of November 1, 2009 and as of August 2, 2009.

(3)	Includes a tax benefit of $439 as of November 1, 2009 and $442 as of August 2, 2009.
4. Goodwill and Intangible Assets
     The following table shows the changes in the carrying amount of goodwill by business segment:

	U.S.		International	North
	Soup, Sauces	Baking and	Soup, Sauces	America
	and Beverages	Snacking	and Beverages	Foodservice	Total
Balance at August 2, 2009	$434	$700	$621	$146	$1,901
Foreign currency translation adjustment	—	50	15	—	65

Balance at November 1, 2009	$434	$750	$636	$146	$1,966

Notes to Consolidated Financial Statements — (Continued)
     The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	November 1,	August 2,
	2009	2009
Intangible Assets:
Non-amortizable intangible assets	$514	$508
Amortizable intangible assets	21	21

	535	529
Accumulated amortization	(7)	(7)

Total net intangible assets	$528	$522

     Non-amortizable intangible assets consist of trademarks. Amortizable intangible assets consist substantially of process technology and customer intangibles.
     Amortization related to these assets was less than $1 for the three-month periods ended November 1, 2009 and November 2, 2008. The estimated aggregated amortization expense for each of the five succeeding fiscal years is less than $1 per year. Asset useful lives range from ten to twenty years.
5. Business and Geographic Segment Information
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
     The Baking and Snacking segment includes the following businesses: Pepperidge Farm cookies, crackers, bakery and frozen products in U.S. retail; and Arnott’s biscuits in Australia and Asia Pacific.
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
     Accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those described in the company’s 2009 Annual Report on Form 10-K. The company evaluates segment performance before interest and taxes. North America Foodservice products are principally produced by the tangible assets of the company’s other segments, except for refrigerated soups, which are produced in a separate facility, and certain other products, which are produced under contract manufacturing agreements. Tangible assets of the company’s other segments are not allocated to the North America Foodservice operations. Depreciation, however, is allocated to North America Foodservice based on production hours.

	November 1,	November 2,
	2009	2008
Net sales
U.S. Soup, Sauces and Beverages	$1,140	$1,198
Baking and Snacking	530	509
International Soup, Sauces and Beverages	374	380
North America Foodservice	159	163

Total	$2,203	$2,250

Notes to Consolidated Financial Statements — (Continued)

	November 1,	November	2,
	2009	2008
Earnings before interest and taxes
U.S. Soup, Sauces and Beverages	$331	$314
Baking and Snacking	100	83
International Soup, Sauces and Beverages	44	38
North America Foodservice(1)	26	11
Corporate(2)	(23)	(47)

Total	$478	$399

(1)	Earnings before interest and taxes of the North America Foodservice segment included the effect of restructuring related costs of $7 in the three-month period ended November 2, 2008. See Note 6 for additional information on restructuring charges.

(2)	Represents unallocated corporate expenses. The three-month period ended November 2, 2008 included unrealized losses on commodity hedges of $26.
6. Restructuring Charges
     On April 28, 2008, the company announced a series of initiatives to improve operational efficiency and long-term profitability, including selling certain salty snack food brands and assets in Australia, closing certain production facilities in Australia and Canada, and streamlining the company’s management structure. As a result of these initiatives, in 2008, the company recorded a restructuring charge of $175 ($102 after tax or $.27 per share). The charge consisted of a net loss of $120 ($64 after tax) on the sale of certain Australian salty snack food brands and assets; $45 ($31 after tax) of employee severance and benefit costs, including the estimated impact of curtailment and other pension charges; and $10 ($7 after tax) of property, plant and equipment impairment charges. In addition, approximately $7 ($5 after tax or $.01 per share) of costs related to these initiatives were recorded in Cost of products sold, primarily representing accelerated depreciation on property, plant and equipment. The aggregate after-tax impact of restructuring charges and related costs in 2008 was $107, or $.28 per share. In 2009, the company recorded approximately $22 ($15 after tax or $.04 per share) of costs related to these initiatives in Cost of products sold. Approximately $17 ($12 after tax) of the costs represented accelerated depreciation on property, plant and equipment; approximately $4 ($2 after tax) related to other exit costs; and approximately $1 related to employee severance and benefit costs, including other pension charges. Of the amount recorded in 2009, costs of approximately $7 ($5 after tax or $.01 per share) were recorded in the first quarter. Approximately $6 ($4 after tax) of the costs represented accelerated depreciation on property, plant and equipment and approximately $1 related to other exit costs. The company expects to incur additional pre-tax costs of approximately $12 in benefit costs related to pension charges.
     A summary of restructuring activity and related reserves at November 1, 2009 is as follows:

	Accrued		Accrued
	Balance at		Balance at
	August 2,	Cash	November 1,
	2009	Payments	2009
Severance pay and benefits	$4	(2)	$2

Notes to Consolidated Financial Statements — (Continued)
     A summary of restructuring charges incurred in 2008 and 2009 by reportable segment is as follows:

	U.S. Soup,		International	North
	Sauces and	Baking and	Soup, Sauces	America
	Beverages	Snacking	and Beverages	Foodservice	Total
Severance pay and benefits	$—	$14	$9	$23	$46
Asset impairment/accelerated depreciation	—	131	—	23	154
Other exit costs	—	2	—	2	4

	$—	$147	$9	$48	$204

     The company expects to incur the additional pre-tax costs of approximately $12 in the North America Foodservice segment for benefit costs related to pension charges. The total pre-tax costs of $216 expected to be incurred by segment is as follows: Baking and Snacking — $147, International Soup, Sauces and Beverages — $9 and North America Foodservice — $60.
7. Earnings per Share
     In June 2008, the FASB issued accounting guidance related to the calculation of earnings per share. The guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The company adopted and retrospectively applied the new guidance in the first quarter of fiscal 2010. The retrospective application of the provisions resulted in a reduction of previously reported basic and diluted net earnings per share of $0.02 and $0.01, respectively, for the three-month period ended November 2, 2008.
     The computation of basic and diluted earnings per share attributable to common shareowners is as follows:

	Three Months Ended
	November 1,	November 2,
	2009	2008
Net earnings	$304	$260
Less: net earnings allocated to participating securities	(4)	(5)

Net earnings available to common shareowners	$300	$255

Weighted average shares outstanding — basic	343	357
Effect of dilutive securities: stock options	3	5

Weighted average shares outstanding — diluted	346	362

Net earnings per common share:
Basic	$0.87	$0.71

Diluted	$0.87	$0.70

     Stock options to purchase approximately 1 million of shares of capital stock as of November 1, 2009 and as of November 2, 2008 were not included in the calculation of diluted earnings per share because the exercise price of the stock options exceeded the average market price of the capital stock and, therefore, would be antidilutive.

Notes to Consolidated Financial Statements — (Continued)
Additional historical information is as follows:

	Quarter Ended			Year-to-Date
	February 1,	May 3,	August 2,	February 1,	May 3,	August 2,
	2009	2009	2009	2009	2009	2009

Earnings from continuing operations	$229	$174	$69	$489	$663	$732
Less: Allocation to participating securities	(4)	(3)	(1)	(9)	(12)	(12)

Available to common shareowners	$225	$171	$68	$480	$651	$720

Earnings from discontinued operations	$4	$—	$—	$4	$4	$4
Less: Allocation to participating securities	—	—	—	—	—	—

Available to common shareowners	$4	$—	$—	$4	$4	$4

Net Earnings	$233	$174	$69	$493	$667	$736
Less: Allocation to participating securities	(4)	(3)	(1)	(9)	(12)	(12)

Available to common shareowners	$229	$171	$68	$484	$655	$724

Weighted average shares outstanding — basic	355	350	346	356	354	352
Effect of dilutive securities: stock options	3	1	2	4	3	2

Weighted average shares outstanding — diluted	358	351	348	360	357	354

Earnings from continuing operations per common share:
Basic	$0.63	$0.49	$0.20	$1.35	$1.84	$2.05

Diluted	$0.63	$0.49	$0.20	$1.33	$1.82	$2.03

Earnings from discontinued operations per common share:
Basic	$0.01	$—	$—	$0.01	$0.01	$0.01

Diluted	$0.01	$—	$—	$0.01	$0.01	$0.01

Net earnings per common share (1):
Basic	$0.65	$0.49	$0.20	$1.36	$1.85	$2.06

Diluted	$0.64	$0.49	$0.20	$1.34	$1.83	$2.05

(1)	The sum of the individual per share amounts does not equal due to rounding.

Notes to Consolidated Financial Statements — (Continued)

	Year-to-Date
	August 3,	July 29,
	2008	2007

Earnings from continuing operations	$671	$792
Less: Allocation to participating securities	(12)	(13)

Available to common shareowners — basic	$659	$779

Earnings from discontinued operations	$494	$62
Less: Allocation to participating securities	(10)	(1)

Available to common shareowners — basic	$484	$61

Net Earnings	$1,165	$854
Less: Allocation to participating securities	(22)	(14)

Available to common shareowners — basic	$1,143	$840

Earnings from continuing operations	$671	$792
Less: Allocation to participating securities	(12)	(12)

Available to common shareowners — diluted	$659	$780

Earnings from discontinued operations	$494	$62
Less: Allocation to participating securities	(10)	(2)

Available to common shareowners — diluted	$484	$60

Net Earnings	$1,165	$854
Less: Allocation to participating securities	(22)	(14)

Available to common shareowners — diluted	$1,143	$840

Weighted average shares outstanding — basic	373	386
Effect of dilutive securities: stock options	4	6

Weighted average shares outstanding — diluted	377	392

Earnings from continuing operations per common share:
Basic	$1.77	$2.02

Diluted	$1.75	$1.99

Earnings from discontinued operations per common share:
Basic	$1.30	$0.16

Diluted	$1.28	$0.15

Net earnings per common share(1):
Basic	$3.06	$2.18

Diluted	$3.03	$2.14

(1)	The sum of the individual per share amounts does not equal due to rounding.
8. Noncontrolling Interest
     The company owns a 70% controlling interest in a Malaysian manufacturing company. The noncontrolling interest in this entity is included in Total equity in the Consolidated Balance Sheets. The earnings attributable to the noncontrolling interest were less than $1 for the three-month periods ended November 1, 2009 and November 2, 2008, and were included in Other expenses/(income) in the Consolidated Statements of Earnings.

Notes to Consolidated Financial Statements — (Continued)
9. Pension and Postretirement Benefits
     The company sponsors certain defined benefit plans and postretirement medical benefit plans for employees. Components of benefit expense were as follows:

	Pension		Postretirement
	Nov. 1,	Nov. 2,	Nov. 1,	Nov. 2,
Three Months Ended	2009	2008	2009	2008
Service cost	$14	$11	$1	$1
Interest cost	30	31	5	5
Expected return on plan assets	(43)	(41)	—	—
Amortization of prior service cost	1	1	—	—
Recognized net actuarial loss	12	4	—	—

Net periodic benefit expense	$14	$6	$6	$6

     A contribution of $260 was made to a U.S. pension plan and contributions of $8 were made to non-U.S. pension plans during the three-month period ended November 1, 2009. No additional U.S. pension plan contributions are expected this fiscal year. Contributions to non-U.S. pension plans are expected to be approximately $10 during the remainder of the fiscal year.
10. Financial Instruments
     The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate fair value. The fair value of long-term debt as of November 1, 2009 was $2,393 and was based on quoted market prices or pricing models using current market rates.
     The principal market risks to which the company is exposed are changes in foreign currency exchange rates, interest rates, and commodity prices. In addition, the company is exposed to equity price changes related to certain deferred compensation obligations. In order to manage these exposures, the company follows established risk management policies and procedures, including the use of derivative contracts such as swaps, forwards, commodity futures and option contracts. These derivative contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions independent of those exposures. The company does not enter into derivative contracts for speculative purposes and does not use leveraged instruments. The company’s derivative programs include strategies that both qualify and do not qualify for hedge accounting treatment.
     The company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. The company minimizes the counterparty credit risk on these transactions by dealing only with leading, credit-worthy financial institutions having long-term credit ratings of “A” or better and, therefore, does not anticipate nonperformance. In addition, the contracts are distributed among several financial institutions, thus minimizing credit risk concentration. The company does not have credit-risk-related contingent features in its derivative instruments as of November 1, 2009.
Foreign Currency Exchange Risk
     The company is exposed to foreign currency exchange risk related to its international operations, including non-functional currency intercompany debt and net investments in subsidiaries. The company is also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The company utilizes foreign exchange forward purchase and sale contracts as well as cross-currency swaps to hedge these exposures. The contracts are designated as cash-flow hedging instruments or are undesignated. The company typically hedges portions of its forecasted foreign currency transaction exposure with foreign exchange forward contracts for up to 18 months. To hedge currency exposures related to intercompany debt, cross-currency swap contracts are entered into for periods consistent with the underlying debt. As of November 1, 2009, cross-currency swap contracts mature in 2010 through 2014. Principal currencies hedged include the Australian dollar, Canadian dollar, euro, Swedish krona, New Zealand dollar, British pound and Japanese yen. The notional amount of foreign exchange forward and cross-currency swap contracts accounted for as cash-flow hedges was $302 and $331 at November 1, 2009 and November 2, 2008, respectively. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Statements of Earnings on the same line item and same period in which the underlying hedge transaction affects earnings. The notional amount of foreign exchange forward and cross-currency swap contracts that are not designated as accounting hedges was $749 and $597 at November 1, 2009 and November 2, 2008, respectively.

Notes to Consolidated Financial Statements — (Continued)
Interest Rate Risk
     The company manages its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain its variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. The notional amount of outstanding fair-value interest rate swaps totaled $500 at November 1, 2009 and November 2, 2008.
     During the first quarter of fiscal 2010, the company entered into forward starting interest rate swap contracts accounted for as cash-flow hedges with a combined notional value of $150 to hedge an anticipated debt offering.
     In June 2008, the company entered into two forward starting interest rate swap contracts accounted for as cash-flow hedges with a combined notional value of $200 to hedge an anticipated debt offering in fiscal 2009. These swaps were settled as of November 2, 2008, at a loss of $13, which was recorded in other comprehensive income (loss). In January 2009, the company issued $300 ten-year 4.50% notes. The loss on the swap contracts is being amortized over the life of the debt as additional interest expense.
Commodity Price Risk
     The company principally uses a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. The company also enters into commodity futures and options contracts to reduce the volatility of price fluctuations of natural gas, diesel fuel, wheat, soybean oil, cocoa, aluminum and corn, which impact the cost of raw materials. Commodity futures and option contracts are typically accounted for as cash-flow hedges or are not designated as accounting hedges. Commodity futures and option contracts are typically entered into to hedge a portion of commodity requirements for periods up to 18 months. The notional amount of commodity contracts accounted for as cash-flow hedges was $19 and $93 at November 1, 2009 and November 2, 2008, respectively. The notional amount of commodity contracts that are not designated as accounting hedges was $44 and $53 at November 1, 2009 and November 2, 2008, respectively. As of November 1, 2009, all commodity contracts mature within 12 months.
Equity Price Risk
     The company hedges a portion of exposures relating to certain deferred compensation obligations linked to the total return of the Standard & Poor’s 500 Index, the total return of the company’s capital stock and the total return of the Puritan Fund. Under these contracts, the company pays variable interest rates and receives from the counterparty either the total return of the Standard & Poor’s 500 Index, the total return on company capital stock, or the total return of the Puritan Fund. These instruments are not designated as hedges for accounting purposes. The contracts are typically entered into for periods not exceeding 12 months. The notional amount of the company’s deferred compensation hedges as of November 1, 2009 and November 2, 2008 were $54 and $59, respectively.
     The following table summarizes the fair value of derivative instruments recorded in the Consolidated Balance Sheets as of November 1, 2009 and August 2, 2009:

		November 1,	August 2,
	Balance Sheet Classification	2009	2009
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$1	$1
Cross-currency swap contracts	Other current assets	3	3
Interest rate swaps	Other assets	42	38

Total derivatives designated as hedges		$46	$42

Derivatives not designated as hedges:
Foreign exchange forward contracts	Other current assets	$1	$3
Commodity contracts	Other current assets	4	6
Cross-currency swap contracts	Other assets	5	7
Deferred compensation contracts	Other current assets	—	4

Total derivatives not designated as hedges		$10	$20

Total asset derivatives		$56	$62

Notes to Consolidated Financial Statements — (Continued)

		November 1,	August 2,
	Balance Sheet Classification	2009	2009
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$4	$3
Commodity contracts	Accrued liabilities	1	—
Cross-currency swap contracts	Accrued liabilities	—	1
Interest rate swaps	Accrued liabilities	2	—
Cross-currency swap contracts	Other liabilities	31	31

Total derivatives designated as hedges		$38	$35

Derivatives not designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$8	$11
Commodity contracts	Accrued liabilities	1	6
Cross-currency swap contracts	Accrued liabilities	24	5
Cross-currency swap contracts	Other liabilities	11	8
Deferred compensation contracts	Other liabilities	1	—

Total derivatives not designated as hedges		$45	$30

Total liability derivatives		$83	$65

     The derivative assets and liabilities are presented on a gross basis in the table. Certain derivative asset and liability balances, including cash collateral, are offset in the balance sheet when a legally enforceable right of offset exists.
     The following table shows the effect of the company’s derivative instruments designated as cash-flow hedges for the three-month periods ended November 1, 2009 and November 2, 2008 on other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:
Derivatives Designated as Cash-Flow Hedges

		Total
		Cash-Flow
		Hedge
		OCI Activity
		2010	2009
OCI derivative gain/(loss) at beginning of year		$(31)	$8
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		(2)	7
Cross-currency swap contracts		2	(4)
Forward starting interest rate swaps		(1)	(15)
Commodity contracts		(1)	(20)
Amount of (gain) or loss reclassified from OCI to earnings:	Location in Earnings

Foreign exchange forward contracts	Cost of products sold	2	1
Commodity contracts	Cost of products sold	1	—

OCI derivative gain/(loss) at end of quarter		$(30)	$(23)

     The amount expected to be reclassified from other comprehensive income into earnings within the next 12 months is a loss of $14. The ineffective portion and amount excluded from effectiveness testing were not material.

Notes to Consolidated Financial Statements — (Continued)
     The following table shows the effect of the company’s derivative instruments designated as fair-value hedges on the Consolidated Statements of Earnings:

		Amount of		Amount of
		Gain or (Loss)		Gain or (Loss)
		Recognized in Earnings		Recognized in Earnings
		on Derivatives		on Hedged Item
Derivatives Designated	Location of Gain or (Loss)	November 1,	November 2,	November 1,	November 2,
as Fair-Value Hedges	Recognized in Earnings	2009	2008	2009	2008
Interest rate swaps	Interest expense	$4	$4	$(4)	$(4)

     The following table shows the effects of the company’s derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

		Amount of Gain or (Loss)
		Recognized in Earnings
		On Derivatives
	Location of Gain or (Loss)	November 1,	November 2,
Derivatives not Designated as Hedges	Recognized in Earnings	2009	2008
Foreign exchange forward contracts	Other expenses/income	$(3)	$8
Foreign exchange forward contracts	Cost of products sold	—	1
Cross-currency swap contracts	Other expenses/income	(24)	117
Commodity contracts	Cost of products sold	(1)	(23)
Deferred compensation contracts	Administrative expenses	2	(3)

Total		$(26)	$(100)

11. Fair Value Measurements
     The company is required to categorize financial assets and liabilities based on the following fair value hierarchy:
•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
     Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. When available, the company uses unadjusted quoted market prices to measure the fair value and classifies such items as Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use current market-based or independently sourced market parameters such as interest rates and currency rates. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the calculation.
     The following table presents the company’s financial assets and liabilities that are measured at fair value on a recurring basis at November 1, 2009 consistent with the fair value hierarchy:

	Fair Value	Fair Value Measurements at
	as of	November 1, 2009 Using
	November 1,	Fair Value Hierarchy
	2009	Level 1	Level 2	Level 3
Assets
Interest rate swaps (1)	$42	$—	$42	$—
Foreign exchange forward contracts (2)	2	—	2	—
Cross-currency swap contracts (3)	8	—	8	—
Commodity derivatives (5)	4	4	—	—

Total assets at fair value	$56	$4	$52	$—

Notes to Consolidated Financial Statements — (Continued)

	Fair Value	Fair Value Measurements at
	as of	November 1, 2009 Using
	November 1,	Fair Value Hierarchy
	2009	Level 1	Level 2	Level 3
Liabilities
Interest rate swaps (1)	$2	$—	$2	$—
Commodity derivatives (5)	2	2	—	—
Foreign exchange forward contracts (2)	12	—	12	—
Cross-currency swap contracts (3)	66	—	66	—
Deferred compensation derivatives (4)	1	—	1	—
Deferred compensation obligation (6)	150	105	45	—

Total liabilities at fair value	$233	$107	$126	$—

(1)	Based on LIBOR swap rates.

(2)	Based on observable market transactions of spot currency rates and forward rates.

(3)	Based on observable local benchmarks for currency and interest rates.

(4)	Based on LIBOR and equity index swap rates.

(5)	Based on quoted futures exchanges.

(6)	Based on the fair value of the participants’ investments.
12. Share Repurchase Programs
     In June 2008, the company’s Board of Directors authorized the purchase of up to $1,200 of company stock through fiscal 2011. This program began in fiscal 2009. In addition to this publicly announced program, the company repurchases shares to offset the impact of dilution from shares issued under the company’s stock compensation plans.
     During the first quarter of fiscal 2010, the company repurchased 3 million shares at a cost of $94. Of this amount, $49 were repurchased pursuant to the company’s June 2008 publicly announced share repurchase program. Approximately $751 remains available under this program as of November 1, 2009.
     During the first quarter of fiscal 2009, the company repurchased 3 million shares at a cost of $114. Of this amount, $82 were repurchased pursuant to the company’s June 2008 publicly announced share repurchase program.
13. Stock-based Compensation
     The company provides compensation benefits by issuing unrestricted stock, restricted stock and restricted stock units (including EPS performance restricted stock/units and total shareowner return (TSR) performance restricted stock/units). In previous fiscal years, the company also issued stock options and stock appreciation rights to provide compensation benefits.
     Total pre-tax stock-based compensation recognized in the Statements of Earnings was $20 and $25 for the first quarter ended November 1, 2009 and November 2, 2008, respectively. Tax related benefits of $7 and $9 were also recognized for the first quarter of 2010 and 2009, respectively. Cash received from the exercise of stock options was $13 and $62 for the first quarter of 2010 and 2009, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

Notes to Consolidated Financial Statements — (Continued)
     The following table summarizes stock option activity as of November 1, 2009:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
		(Options in thousands)
Outstanding at August 2, 2009	17,552	$27.08
Granted	—	$—
Exercised	(540)	$26.91
Terminated	(5)	$32.13

Outstanding at November 1, 2009	17,007	$27.08	3.1	$81

Exercisable at November 1, 2009	17,007	$27.08	3.1	$81

     The total intrinsic value of options exercised during the three-month periods ended November 1, 2009 and November 2, 2008 was $3 and $27, respectively. As of January 2009, compensation related to stock options was fully expensed. The company measured the fair value of stock options using the Black-Scholes option pricing model.
     The following table summarizes time-lapse restricted stock/units and EPS performance restricted stock/units as of November 1, 2009:

		Weighted- Average
		Grant-Date
	Shares/Units	Fair Value
	(Restricted stock/units in thousands)
Nonvested at August 2, 2009	2,073	$38.17
Granted	1,376	$32.19
Vested	(915)	$37.80
Forfeited	(24)	$37.03

Nonvested at November 1, 2009	2,510	$35.04

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
     As of November 1, 2009, total remaining unearned compensation related to nonvested time-lapse restricted stock/units and EPS performance restricted stock/units was $67, which will be amortized over the weighted-average remaining service period of 1.5 years. The fair value of restricted stock/units vested during the three-month periods ended November 1, 2009 and November 2, 2008 was $30 and $36, respectively. The weighted-average grant-date fair value of the restricted stock/units granted during the three-month period ended November 2, 2008 was $40.06.
     The following table summarizes TSR performance restricted stock/units as of November 1, 2009:

		Weighted- Average
		Grant-Date
	Shares/Units	Fair Value
	(Restricted stock/units in thousands)
Nonvested at August 2, 2009	3,349	$36.08
Granted	1,518	$33.84
Vested	(939)	$26.33
Forfeited	(215)	$29.47

Nonvested at November 1, 2009	3,713	$38.01

Notes to Consolidated Financial Statements — (Continued)
     The fair value of TSR performance restricted stock/units is estimated at the grant date using a Monte Carlo simulation. Expense is recognized on a straight-line basis over the service period. As of November 1, 2009, total remaining unearned compensation related to TSR performance restricted stock/units was $86, which will be amortized over the weighted-average remaining service period of 2.3 years. During the three-month period ended November 1, 2009, recipients of TSR performance restricted stock/units earned 85% of their initial grants based upon the company’s total shareowner return ranking in a performance peer group during a three-year period ended July 31, 2009. As a result, approximately 165,000 shares were forfeited. The total fair value of TSR performance restricted stock/units vested during the three-month periods ended November 1, 2009 and November 2, 2008 was $31 and $57, respectively. The grant-date fair value of TSR performance restricted stock/units granted during the three-month period ended November 2, 2008 was $47.20.
     Prior to fiscal 2009, employees could elect to defer all types of restricted stock awards. These awards are classified as liabilities because of the possibility that they may be settled in cash. The fair value is adjusted quarterly. Total cash paid to settle the liabilities during the three-month periods ended November 1, 2009 and November 2, 2008 was not material.
     The excess tax benefits on the exercise of stock options and vested restricted stock presented as cash flows from financing activities for the three-month periods ended November 1, 2009 and November 2, 2008 were $1 and $15, respectively.
14. Inventories

	November 1,	August 2,
	2009	2009
Inventories
Raw materials, containers, and supplies	$320	$324
Finished products	519	500

	$839	$824

15. Supplemental Cash Flow Information
     Other cash used in operating activities for the three-month periods is comprised of the following:

	November 1,	November	2,
	2009	2008
Benefit related payments	$(8)	$(8)
Other	(2)	2

	$(10)	$(6)

Item 2.
CAMPBELL SOUP COMPANY CONSOLIDATED
MANAGEMENT’S DISCUSSION AND ANALYSES OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Basis of Presentation
     In June 2008, the Financial Accounting Standards Board (FASB) issued accounting guidance related to the calculation of earnings per share. The guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The company adopted and retrospectively applied the new guidance in the first quarter of 2010. The retrospective application of the provisions resulted in a reduction of previously reported basic and diluted net earnings per share of $0.02 and $0.01, respectively, for the three-month period ended November 2, 2008. See Note 7 to the Consolidated Financial Statements for additional information.
Results of Operations
     Net earnings were $304 million for the first quarter ended November 1, 2009, versus $260 million in the comparable quarter a year ago. Net earnings per share were $.87 compared to $.70 a year ago. (All earnings per share amounts included in Management’s Discussion and Analysis are presented on a diluted basis.) Net sales decreased 2% to $2.2 billion in 2010 from $2.3 billion last year.
     The following items impacted the comparability of net earnings and net earnings per share:
•	In the first quarter of 2009, the company recorded pre-tax restructuring related costs of $7 million ($5 million after tax or $.01 per share) associated with the previously announced initiatives to improve operational efficiency and long-term profitability. See Note 6 to the Consolidated Financial Statements for additional information.

•	In the first quarter of 2009, the company recognized $26 million ($16 million after tax or $.04 per share) of unrealized losses on the fair value of open commodity contracts.
     The items impacting comparability are summarized below:

	2010		2009
	Earnings	EPS	Earnings	EPS
	Impact	Impact	Impact	Impact
	(Millions, except per share amounts)
Net earnings	$304	$.87	$260	$.70

Restructuring related costs	$—	$—	$(5)	$(.01)
Unrealized losses on commodity hedges	—	—	(16)	(.04)

Impact of significant items on net earnings (1)	$—	$—	$(21)	$(.06)

(1)	The sum of the individual per share amounts does not equal due to rounding.
     After factoring in the items impacting comparability, net earnings increased primarily due to an improved gross margin percentage, lower marketing and selling expenses, and lower interest expense, partially offset by lower net sales and a higher effective tax rate. Net earnings per share also benefitted from a reduction in weighted average diluted shares outstanding primarily due to share repurchases under the company’s strategic share repurchase program.

Sales
     An analysis of net sales by reportable segment follows:

	2010	2009	% Change
	(Millions)
U.S. Soup, Sauces and Beverages	$1,140	$1,198	(5)%
Baking and Snacking	530	509	4
International Soup, Sauces and Beverages	374	380	(2)
North America Foodservice	159	163	(2)

	$2,203	$2,250	(2)%

     An analysis of percent change of net sales by reportable segment follows:

			International
	U.S. Soup,	Baking	Soup,	North
	Sauces and	and	Sauces	America
	Beverages	Snacking	Beverages	Foodservice	Total
Volume and Mix	(6)%	1%	(3)%	(4)%	(4)%
Price and Sales Allowances	2	2	4	2	2
Increased Promotional Spending (1)	(1)	(3)	(2)	—	(1)
Currency	—	3	2	—	1
Acquisitions/(Divestitures)	—	1	(3)	—	—

	(5)%	4%	(2)%	(2)%	(2)%

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.
     In U.S. Soup, Sauces, and Beverages, U.S. soup sales decreased 3 percent, compared to an increase of 12 percent a year ago that was driven by the launches of Campbell’s Select Harvest soups, Campbell’s V8 premium soups and Swanson stock, and increased marketing and promotional activity across the portfolio. The decline in U.S. soup sales in 2010 was driven by the following:
•	Sales of Campbell’s condensed soups decreased 1 percent following growth of 14 percent a year ago.

•	Sales of ready-to-serve soups decreased 7 percent following growth of 7 percent a year ago. Within ready-to-serve, declines in Campbell’s Select Harvest canned soups and double-digit declines in soups in microwavable bowls and cups were partly offset by gains in Campbell’s Chunky canned soups. Gains in Campbell’s Chunky canned soups reflected the early benefits of restaging the Campbell’s Chunky line in 2010.

•	Broth sales were flat compared with growth of 23 percent a year ago.
     Beverage sales decreased primarily due to lower sales of V8 vegetable juice. Prego pasta sauce and Pace Mexican sauce sales decreased due to increased competitive activity following double-digit growth in the prior-year quarter.
     In Baking and Snacking, sales increased primarily due to the impact of currency and the acquisition of Ecce Panis, Inc. in May 2009. Pepperidge Farm sales were flat, as gains in the bakery business were offset by declines in the cookies and crackers business. In the bakery business, the sales increase from the acquisition was mostly offset by increased promotional spending. In the cookies and crackers business, sales decreased as declines in cookies were mostly offset by gains in Goldfish snack crackers. In Australia, sales increased due to the favorable impact of currency and significant growth in Arnott’s, led by higher sales of Tim Tam biscuits.
     In International Soup, Sauces and Beverages, sales in Europe declined due to the divestiture of the sauce and mayonnaise business comprised of products sold under the Lesieur brand in France in September 2008 and lower sales in Germany, partly offset by the favorable impact of currency. In Asia Pacific, sales increased primarily due to gains in Malaysia, Hong Kong and Australia and the favorable impact of currency. In Canada, sales increased reflecting gains in soup and the favorable impact of currency.
     In North America Foodservice, sales declined primarily due to continued weakness in the food service sector.

Gross Profit
     Gross profit, defined as Net sales less Cost of products sold, increased by $52 million in 2010. As a percent of sales, gross profit increased from 38.7% in 2009 to 41.9% in 2010. The percentage point increase was due to productivity improvements (approximately 1.7 percentage points), higher selling prices (approximately 1.3 percentage points), unrealized losses on commodity hedges in the prior year (approximately 1.2 percentage points), costs in the prior year related to the initiatives to improve operational efficiency and long-term profitability (approximately 0.3 percentage point), and favorable mix (approximately 0.2 percentage point), partially offset by increased promotional spending (approximately 0.8 percentage point), and the impact of cost inflation and other factors (approximately 0.7 percentage point).
Marketing and Selling Expenses
     Marketing and selling expenses as a percent of sales were 12.9% in 2010 and 13.6% in 2009. Marketing and selling expenses decreased 7% in 2010 from 2009. The decrease was primarily due to lower advertising expenses (approximately 5 percentage points), and lower other marketing expenses (approximately 3 percentage points), partially offset by the impact of currency (approximately 1 percentage point). The lower advertising expenses were primarily in the U.S. soup business as significant costs were incurred in the prior year as several new soup initiatives were launched. The lower costs in the current year also reflected a reduction in media rates and a shift to trade promotion.
Administrative Expenses
     Administrative expenses as a percent of sales were 6.0% in 2010 and 6.2% in 2009. Administrative expenses decreased by 5% in 2010 from 2009, primarily due to cost reduction efforts and lower incentive compensation costs (approximately 7 percentage points), partially offset by an increase in pension expense (approximately 2 percentage points).
Operating Earnings
     Segment operating earnings increased 12% in 2010 from 2009.
     An analysis of operating earnings by segment follows:

	2010	2009(1)	% Change
	(Millions)
U.S. Soup, Sauces and Beverages	$331	$314	5%
Baking and Snacking	100	83	20
International Soup, Sauces and Beverages	44	38	16
North America Foodservice	26	11	136

	501	446	12%
Corporate	(23)	(47)

	$478	$399

(1)	Operating earnings by segment included the effect of restructuring related costs of $7 million in North America Foodservice and unrealized losses on commodity hedges of $26 million in Corporate. See Note 6 to the Consolidated Financial Statements for additional information on restructuring charges.
     Earnings from U.S. Soup, Sauces and Beverages increased 5% in 2010 versus 2009 due to an improvement in gross margin percentage and lower marketing expenses, partially offset by lower sales.
     Earnings from Baking and Snacking increased 20% in 2010 versus 2009 due to margin growth in Arnott’s and Pepperidge Farm, and the favorable impact of currency.
     Earnings from International Soup, Sauces and Beverages increased 16% in 2010 versus 2009. The increase in operating earnings was due to growth in the businesses in Asia Pacific and Canada, and the favorable impact of currency.

     Earnings from North America Foodservice in 2010 increased to $26 million from $11 million in 2009. The prior year included $7 million in costs related to the initiatives to improve operational efficiency and long-term profitability. The remaining increase in operating earnings was primarily due to an improved gross margin percentage, reflecting productivity improvements, including the benefits from closing the facility in Canada and lower administrative costs.
     Corporate expenses decreased from $47 million in 2009 to $23 million in 2010. The decrease was due to $26 million of unrealized losses on commodity hedging included in the prior year.
Interest Expense/Income
     Interest expense decreased to $28 million from $33 million in the prior year, primarily due to lower average interest rates, partially offset by higher debt.
Taxes on Earnings
     The effective tax rate for the current quarter was 32.6%. The effective rate for the year-ago quarter was 29.2%. The increase in the effective rate was due to a benefit of $12 million in the prior year resulting from the finalization of U.S. federal and state tax audits.
Restructuring Charges
     On April 28, 2008, the company announced a series of initiatives to improve operational efficiency and long-term profitability, including selling certain salty snack food brands and assets in Australia, closing certain production facilities in Australia and Canada, and streamlining the company’s management structure. As a result of these initiatives, in 2008, the company recorded a restructuring charge of $175 million ($102 million after tax or $.27 per share). The charge consisted of a net loss of $120 million ($64 million after tax) on the sale of certain Australian salty snack food brands and assets; $45 million ($31 million after tax) of employee severance and benefit costs, including the estimated impact of curtailment and other pension charges; and $10 million ($7 million after tax) of property, plant and equipment impairment charges. In addition, approximately $7 million ($5 million after tax or $.01 per share) of costs related to these initiatives were recorded in Cost of products sold, primarily representing accelerated depreciation on property, plant and equipment. The aggregate after-tax impact of restructuring charges and related costs in 2008 was $107 million, or $.28 per share. In 2009, the company recorded approximately $22 million ($15 million after tax or $.04 per share) of costs related to these initiatives in Cost of products sold. Approximately $17 million ($12 million after tax) of the costs represented accelerated depreciation on property, plant and equipment; approximately $4 million ($2 million after tax) related to other exit costs; and approximately $1 million related to employee severance and benefit costs, including other pension charges. Of the amount recorded in 2009, costs of approximately $7 million ($5 million after tax or $.01 per share) were recorded in the first quarter. Approximately $6 million ($4 million after tax) of the costs represented accelerated depreciation on property, plant and equipment and approximately $1 million related to other exit costs. The company expects to incur additional pre-tax costs of approximately $12 million in benefit costs related to pension charges.
     In aggregate, the company incurred pre-tax costs of approximately $204 million in 2008 and in 2009 by segment as follows: Baking and Snacking — $147 million, International Soup, Sauces and Beverages — $9 million and North America Foodservice — $48 million. The additional pre-tax costs of $12 million are expected to be incurred in the North America Foodservice segment for benefit costs related to pension charges.
     See Note 6 to the Consolidated Financial Statements for additional information.
Liquidity and Capital Resources
     The company expects that foreseeable liquidity and capital resource requirements, including cash outflows to repurchase shares, pay dividends and fund pension plan contributions, will be met through anticipated cash flows from operations; long-term borrowings under its shelf registration statement; short-term borrowings, including commercial paper; and cash and cash equivalents. The company expects that its sources of financing are adequate to meet its future liquidity and capital resource requirements. The cost and terms of any future financing arrangements may be negatively impacted by capital and credit market disruptions and will depend on the market conditions and the company’s financial position at the time.

     The company used cash from operations of $36 million in 2010, compared to cash used from operations of $15 million last year. The increase in cash used was due to a $260 million contribution to a U.S. pension plan, mostly offset by lower working capital requirements, higher earnings and lower hedging activity payments.
     Capital expenditures were $44 million in 2010 compared to $35 million a year ago. Capital expenditures in 2010 included expansion of the U.S. beverage production capacity (approximately $3 million) and expansion and enhancements of the company’s corporate headquarters (approximately $7 million). Capital expenditures are expected to be approximately $350 million in 2010.
     Net cash provided by investing activities in 2009 included the proceeds from the sale of the sauce and mayonnaise business in France, net of cash divested.
     Excluding shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares and for stock option exercises, the company repurchased 3 million shares at a cost of $94 million during the period ended November 1, 2009 and 3 million shares at a cost of $114 million during the period ended November 2, 2008. Approximately 1.5 million of the shares repurchased in the current year and 2.2 million of the shares repurchased in the prior year were repurchased pursuant to the company’s June 2008 publicly announced share repurchase program. In addition to the June 2008 publicly announced share repurchase program, the company also purchased shares to offset the impact of dilution from shares issued under the company’s stock compensation plans. The company expects to continue this practice in the future. See “Unregistered Sales of Equity Securities and Use of Proceeds” for more information.
     At November 1, 2009, the company had $656 million of short-term borrowings due within one year and $27 million of standby letters of credit issued on behalf of the company. The company has a $1.5 billion committed revolving credit facility maturing in 2011, which remained unused at November 1, 2009, except for $27 million of standby letters of credit issued on behalf of the company. This agreement supports the company’s commercial paper programs.
     In November 2008, the company filed a registration statement with the Securities and Exchange Commission that registered an indeterminate amount of debt securities. Under the registration statement, the company may issue debt securities, depending on market conditions.
     The company is in compliance with the covenants contained in its revolving credit facilities and debt securities.
Significant Accounting Estimates
     The consolidated financial statements of the company are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. The significant accounting policies of the company are described in Note 1 to the Consolidated Financial Statements. The significant accounting estimates are described in Management’s Discussion and Analysis included in the 2009 Annual Report on Form 10-K. The impact of new accounting standards is discussed in the following section. There have been no other changes in the company’s accounting policies in the current period that had a material impact on the company’s consolidated financial condition or results of operation.
Recently Adopted Accounting Pronouncements
     In addition to the guidance related to the calculation of earnings per share described in “Basis of Presentation” and in Note 7 to the Consolidated Financial Statements, the following accounting pronouncements were recently adopted:
     In December 2007, the FASB issued authoritative guidance which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It requires a noncontrolling interest in a subsidiary, which was formerly known as minority interest, to be classified as a separate component of total equity in the consolidated financial statements. The company retrospectively adopted the new noncontrolling interest guidance in the first quarter of fiscal 2010. The adoption did not have a material impact on the financial statements. See Note 8 for additional information.
     In December 2007, the FASB issued authoritative guidance for business combinations, which establishes the principles and requirements for how an acquirer recognizes the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date with limited exceptions. The guidance requires acquisition-related transaction costs to be expensed as incurred rather than capitalized as a component of the business combination. The provisions as revised were effective as of the first quarter of fiscal 2010 and will be applied to any business combinations entered into in fiscal 2010 and thereafter.
     In September 2006, the FASB issued authoritative guidance for fair value measurements, which establishes a definition of fair value, provides a framework for measuring fair value and expands the disclosure requirements about fair value measurements. This guidance does not require any new fair value measurements but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued authoritative guidance which delayed by a year the effective date for certain nonfinancial assets and liabilities. The company adopted the provisions of the guidance for financial assets and liabilities in the first quarter of fiscal 2009. The adoption did not have a material impact on the consolidated financial statements. The company adopted the remaining provisions in the first quarter of fiscal 2010 for nonfinancial assets and liabilities, including goodwill and intangible assets. The adoption did not have a material impact on the consolidated financial statements. See Note 11 for additional information.
     In April 2009, the FASB issued authoritative guidance related to interim disclosures about fair value of financial instruments. The company prospectively adopted the interim fair value disclosure guidance in the first quarter of fiscal 2010. The adoption did not have a material impact on the consolidated financial statements. The additional disclosures are included in Note 10.
     In June 2009, the FASB Accounting Standards Codification (Codification) was issued to become the source of authoritative U.S. generally accepted accounting principles (GAAP) to be applied by nongovernmental entities and supersede all then-existing non-SEC accounting and reporting standards. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The company adopted the provisions in the first quarter of 2010. The adoption did not impact the company’s consolidated financial statements.
Recently Issued Accounting Pronouncements
     In December 2008, the FASB issued additional authoritative guidance related to employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. The additional required disclosures include a description of how investment allocation decisions are made, major categories of plan assets, valuation techniques used to measure the fair value of plan assets, the impact of measurements using significant unobservable inputs and concentrations of risk within plan assets. The disclosures about plan assets required by this additional guidance shall be provided for fiscal years ending after December 15, 2009 and will be effective for the company for fiscal year end 2010.
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
     The company wishes to caution the reader that the following important factors and those important factors described in other Securities and Exchange Commission filings of the company, or in the company’s 2009 Annual Report on Form 10-K, could affect the company’s actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, the company:
•	the impact of strong competitive response to the company’s efforts to leverage its brand power with product innovation, promotional programs and new advertising, and of changes in consumer demand for the company’s products;

•	the risks in the marketplace associated with trade and consumer acceptance of product improvements, shelving initiatives and new product introductions;

•	the company’s ability to achieve sales and earnings guidance, which are based on assumptions about sales volume, product mix, the development and success of new products, the impact of marketing and pricing actions, product costs and currency;

•	the company’s ability to realize projected cost savings and benefits, including those contemplated by restructuring programs and other cost-savings initiatives;

•	the company’s ability to successfully manage changes to its business processes, including selling, distribution, product capacity, information management systems and the integration of acquisitions;

•	the increased significance of certain of the company’s key trade customers;

•	the impact of inventory management practices by the company’s trade customers;

•	the impact of fluctuations in the supply and inflation in energy, raw and packaging materials cost;

•	the risks associated with portfolio changes and completion of acquisitions and divestitures;

•	the uncertainties of litigation described from time to time in the company’s Securities and Exchange Commission filings;

•	the impact of changes in currency exchange rates, tax rates, interest rates, debt and equity markets, inflation rates, economic conditions and other external factors; and

•	the impact of unforeseen business disruptions in one or more of the company’s markets due to political instability, civil disobedience, armed hostilities, natural disasters or other calamities.
     This discussion of uncertainties is by no means exhaustive but is designed to highlight important factors that may impact the company’s outlook. The company disclaims any obligation or intent to update forward-looking statements made by the company in order to reflect new information, events or circumstances after the date they are made.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     For information regarding the company’s exposure to certain market risk, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the 2009 Annual Report on Form 10-K. There have been no significant changes in the company’s portfolio of financial instruments or market risk exposures from the fiscal 2009 year-end, except that during the first quarter of fiscal 2010, the company entered into three forward starting interest rate swap contracts accounted for as cash-flow hedges to hedge interest rate uncertainty related to an anticipated debt offering. The notional amount of these swaps at November 1, 2009 was $150 million and the fair value was a loss of $1 million.
Item 4. Controls and Procedures
a.	Evaluation of Disclosure Controls and Procedures
     The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer and Chief Administrative Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of November 1, 2009 (the “Evaluation Date”). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer and Chief Administrative Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective.
b.	Changes in Internal Controls
     During the quarter ended November 1, 2009, there were no changes in the company’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, such internal control over financial reporting.

PART II
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

						Approximate
						Dollar Value of
					Total Number of	Shares that may yet
					Shares Purchased	be Purchased
	Total Number		Average		as Part of Publicly	Under the Plans or
	of Shares		Price Paid		Announced Plans or	Programs
Period	Purchased(1)		Per Share(2)		Programs(3)	($ in Millions)(3)
8/3/09 — 8/31/09	1,192,470	(4)	$30.78	(4)	629,000	$780
9/1/09 — 9/30/09	836,766	(5)	$32.65	(5)	155,000	$775
10/1/09 — 11/1/09	1,503,575	(6)	$32.40	(6)	758,450	$751

Total	3,532,811		$31.91		1,542,450	$751

(1)	Includes (i) 1,403,746 shares repurchased in open-market transactions to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, (ii) 541,689 shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted shares, and (iii) 44,926 shares owned and tendered in connection with stock option exercises. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the company’s shares on the date of vesting.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)	During the first quarter of fiscal 2010, the company had one publicly announced share repurchase program. Under this program, which was announced on June 30, 2008, the company’s Board of Directors authorized the purchase of up to $1.2 billion of company stock through the end of fiscal 2011. In addition to the publicly announced share repurchase program, the company will continue to purchase shares, under separate authorization, as part of its practice of buying back shares sufficient to offset shares issued under incentive compensation plans.

(4)	Includes (i) 561,000 shares repurchased in open-market transactions at an average price of $30.78 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 2,470 shares owned and tendered by employees at an average price per share of $31.01 to satisfy tax withholding requirements on the vesting of restricted shares.

(5)	Includes (i) 145,779 shares repurchased in open-market transactions at an average price of $32.61 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 535,987 shares owned and tendered by employees at an average price per share of $32.62 to satisfy tax withholding requirements on the vesting of restricted shares.

(6)	Includes (i) 696,967 shares repurchased in open-market transactions at an average price of $32.66 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, (ii) 3,232 shares owned and tendered by employees at an average price per share of $31.97 to satisfy tax withholding requirements on the vesting of restricted shares, and (iii) 44,926 shares owned and tendered at an average price per share of $32.28 in connection with stock option exercises.

Item 6. Exhibits

31(a)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(b)	Certification of B. Craig Owens pursuant to Rule 13a-14(a).

32(a)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of B. Craig Owens pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

*	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: December 10, 2009

CAMPBELL SOUP COMPANY
By:	/s/ B. Craig Owens
B. Craig Owens
Senior Vice President — Chief Financial Officer and Chief Administrative Officer

By:	/s/ Ellen Oran Kaden
Ellen Oran Kaden
Senior Vice President — Law and Government Affairs

INDEX TO EXHIBITS

31(a)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(b)	Certification of B. Craig Owens pursuant to Rule 13a-14(a).

32(a)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of B. Craig Owens pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

*	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”