Form 10-Q
period 2010-01-31
CAMPBELL SOUP CO
filed 2010-03-10
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended
January 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 340,266,799 shares of capital stock outstanding as of March 4, 2010.

PART I
Item 1. Financial Information
Item 2. Campbell Soup Company Consolidated Management’s Discussion and Analyses of Results of Operations and Financial Condition
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EX-31.(a)
EX-31.(b)
EX-32.(a)
EX-32.(b)
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I
Item 1. FINANCIAL INFORMATION
CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Six Months Ended
	January 31,	February 1,	January 31,	February 1,
	2010	2009	2010	2009

Net Sales	$2,153	$2,122	$4,356	$4,372

Costs and expenses
Cost of products sold	1,282	1,285	2,562	2,664
Marketing and selling expenses	301	315	585	622
Administrative expenses	149	138	282	278
Research and development expenses	28	27	57	56
Other expenses / (income)	2	2	1	(2)

Total costs and expenses	1,762	1,767	3,487	3,618

Earnings before interest and taxes	391	355	869	754
Interest expense	27	26	55	59
Interest income	1	1	2	2

Earnings before taxes	365	330	816	697
Taxes on earnings	106	101	253	208

Earnings from continuing operations	259	229	563	489
Earnings from discontinued operations	—	4	—	4

Net earnings	$259	$233	$563	$493

Per Share — basic

Earnings from continuing operations	$.74	$.63	$1.62	$1.35
Earnings from discontinued operations	—	.01	—	.01

Net earnings	$.74	$.65	$1.62	$1.36

Dividends	$.275	$.25	$.525	$.50

Weighted average shares outstanding — basic	341	355	342	356

Per share — assuming dilution

Earnings from continuing operations	$.74	$.63	$1.61	$1.33
Earnings from discontinued operations	—	.01	—	.01

Net Earnings	$.74	$.64	$1.61	$1.34

Weighted average shares outstanding — assuming dilution	344	358	345	360

See Notes to Consolidated Financial Statements.
The sum of the individual per share amounts does not equal net earnings per share due to rounding.

CAMPBELL SOUP COMPANY CONSOLIDATED
Balance Sheets
(unaudited)
(millions, except per share amounts)

	January 31,	August 2,
	2010	2009

Current assets
Cash and cash equivalents	$113	$51
Accounts receivable	679	528
Inventories	700	824
Other current assets	140	148

Total current assets	1,632	1,551

Plant assets, net of depreciation	1,969	1,977
Goodwill	1,926	1,901
Other intangible assets, net of amortization	516	522
Other assets	109	105

Total assets	$6,152	$6,056

Current liabilities
Short-term borrowings	$400	$378
Payable to suppliers and others	512	569
Accrued liabilities	576	579
Dividend payable	96	88
Accrued income taxes	49	14

Total current liabilities	1,633	1,628

Long-term debt	2,250	2,246
Deferred taxes	289	237
Other liabilities	954	1,214

Total liabilities	5,126	5,325

Campbell Soup Company shareowners’ equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20
Additional paid-in capital	311	332
Earnings retained in the business	8,668	8,288
Capital stock in treasury, at cost	(7,321)	(7,194)
Accumulated other comprehensive loss	(655)	(718)

Total Campbell Soup Company shareowners’ equity	1,023	728

Noncontrolling interest	3	3

Total equity	1,026	731

Total liabilities and equity	$6,152	$6,056

See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED

Statements of Cash Flows
(unaudited)
(millions)

	Six Months Ended
	January 31,	February 1,
	2010	2009
Cash flows from operating activities:
Net earnings	$563	$493
Adjustments to reconcile net earnings to operating cash flow
Stock-based compensation	45	44
Depreciation and amortization	122	133
Deferred income taxes	58	53
Other, net	46	24
Changes in working capital
Accounts receivable	(147)	(144)
Inventories	126	23
Prepaid assets	—	22
Accounts payable and accrued liabilities	(31)	(169)
Pension fund contributions	(272)	(4)
Receipts from (payments of) hedging activities	7	(47)
Other	(21)	(10)

Net cash provided by operating activities	496	418

Cash flows from investing activities:
Purchases of plant assets	(103)	(98)
Sales of plant assets	5	—
Sale of business, net of cash divested	—	38
Other, net	2	(2)

Net cash used in investing activities	(96)	(62)

Cash flows from financing activities:
Net short-term borrowings	8	47
Long-term borrowings	—	300
Repayments of notes payable	—	(300)
Dividends paid	(175)	(171)
Treasury stock purchases	(213)	(295)
Treasury stock issuances	36	69
Excess tax benefits on stock-based compensation	4	17
Other, net	—	(4)

Net cash used in financing activities	(340)	(337)

Effect of exchange rate changes on cash	2	(20)

Net change in cash and cash equivalents	62	(1)
Cash and cash equivalents — beginning of period	51	81

Cash and cash equivalents — end of period	$113	$80

See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareowners’ Equity
	Capital Stock					Earnings	Accumulated
	Issued		In Treasury		Additional	Retained	Other
					Paid-in	in the	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Business	Income (Loss)	Interest	Equity

Balance at August 3, 2008	542	$20	(186)	$(6,812)	$337	$7,909	$(136)	$3	$1,321

Comprehensive income (loss)
Net earnings						493		—	493
Foreign currency translation adjustments, net of tax							(409)	—	(409)
Cash-flow hedges, net of tax							(13)		(13)
Pension and postretirement benefits, net of tax							23		23

Other comprehensive income (loss)							(399)	—	(399)

Total comprehensive income (loss)									94

Dividends ($.50 per share)						(181)			(181)
Treasury stock purchased			(9)	(295)					(295)
Treasury stock issued under management incentive and stock option plans			4	135	(34)				101

Balance at February 1, 2009	542	$20	(191)	$(6,972)	$303	$8,221	$(535)	$3	$1,040

Balance at August 2, 2009	542	$20	(199)	$(7,194)	$332	$8,288	$(718)	$3	$731

Comprehensive income (loss)
Net earnings						563		—	563
Foreign currency translation adjustments, net of tax							35	—	35
Cash-flow hedges, net of tax							6		6
Pension and postretirement benefits, net of tax							22		22

Other comprehensive income (loss)							63	—	63

Total comprehensive income (loss)									626

Dividends ($.525 per share)						(183)			(183)
Treasury stock purchased			(7)	(213)					(213)
Treasury stock issued under management incentive and stock option plans			3	86	(21)				65

Balance at January 31, 2010	542	$20	(203)	$(7,321)	$311	$8,668	$(655)	$3	$1,026

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(unaudited)
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
2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (FASB) issued authoritative guidance which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It requires a noncontrolling interest in a subsidiary, which was formerly known as minority interest, to be classified as a separate component of total equity in the consolidated financial statements. The company retrospectively adopted the new noncontrolling interest guidance in the first quarter of fiscal 2010. The adoption did not have a material impact on the financial statements. See Note 9 for additional information.
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
     In September 2006, the FASB issued authoritative guidance for fair value measurements, which establishes a definition of fair value, provides a framework for measuring fair value and expands the disclosure requirements about fair value measurements. This guidance does not require any new fair value measurements but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued authoritative guidance which delayed by a year the effective date for certain nonfinancial assets and liabilities. The company adopted the provisions of the guidance for financial assets and liabilities in the first quarter of fiscal 2009. The adoption did not have a material impact on the consolidated financial statements. The company adopted the remaining provisions in the first quarter of fiscal 2010 for nonfinancial assets and liabilities, including goodwill and intangible assets. The adoption did not have a material impact on the consolidated financial statements. See Note 12 for additional information.
     In June 2008, the FASB issued authoritative guidance related to the calculation of earnings per share. The guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the new provisions. The company adopted the new guidance in the first quarter of fiscal 2010. Prior periods have been restated. See Note 8 for additional information.
     In April 2009, the FASB issued authoritative guidance related to interim disclosures about fair value of financial instruments. The company prospectively adopted the interim fair value disclosure guidance in the first quarter of fiscal 2010. The adoption did not have a material impact on the consolidated financial statements. The additional disclosures are included in Note 11.

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
Recently Issued Accounting Pronouncements
     In December 2008, the FASB issued additional authoritative guidance related to employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. The additional required disclosures include a description of how investment allocation decisions are made, major categories of plan assets, valuation techniques used to measure the fair value of plan assets, the impact of measurements using significant unobservable inputs and concentrations of risk within plan assets. The disclosures about plan assets required by this additional guidance must be provided for fiscal years ending after December 15, 2009 and will be effective for the company for fiscal year-end 2010.
3. Discontinued Operations
     On March 18, 2008, the company completed the sale of its Godiva Chocolatier business for $850. The purchase price was subject to certain post-closing adjustments, which resulted in an additional $20 of proceeds. The company reflected the results of this business as discontinued operations in the consolidated statements of earnings. The company used approximately $600 of the net proceeds to purchase company stock. The company recognized a $4 benefit in Earnings from discontinued operations during the three-month period ended February 1, 2009 as a result of an adjustment to the tax liability associated with the sale.
4. Comprehensive Income (Loss)
     Total comprehensive income (loss) is comprised of net earnings, net foreign currency translation adjustments, net unamortized pension and postretirement benefits adjustments and net unrealized gains and losses on cash-flow hedges. Total comprehensive income for the three-month periods ended January 31, 2010 and February 1, 2009, was $236 and $206, respectively. Total comprehensive income for the six-month periods ended January 31, 2010 and February 1, 2009, was $626 and $94, respectively.
     The components of Accumulated other comprehensive income (loss) consisted of the following:

	January 31,	August 2,
	2010	2009
Foreign currency translation adjustments, net of tax (1)	$128	$93
Cash-flow hedges, net of tax (2)	(14)	(20)
Unamortized pension and postretirement benefits, net of tax (3):
Net actuarial loss	(766)	(787)
Prior service cost	(3)	(4)

Total Accumulated other comprehensive income (loss)	$(655)	$(718)

(1)	Includes a tax expense of $6 as of January 31, 2010 and $7 as of August 2, 2009.

(2)	Includes a tax benefit of $8 as of January 31, 2010 and $11 as of August 2, 2009.

(3)	Includes a tax benefit of $441 as of January 31, 2010 and $442 as of August 2, 2009.

Notes to Consolidated Financial Statements — (Continued)
5. Goodwill and Intangible Assets
     The following table shows the changes in the carrying amount of goodwill by business segment:

			International
	U.S. Soup,	Baking	Soup, Sauces	North
	Sauces and	and	and	America
	Beverages	Snacking	Beverages	Foodservice	Total
Balance at August 2, 2009	$434	$700	$621	$146	$1,901
Foreign currency translation adjustment	—	38	(13)	—	25

Balance at January 31, 2010	$434	$738	$608	$146	$1,926

     The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	January 31,	August 2,
	2010	2009
Intangible Assets:
Non-amortizable intangible assets	$503	$508
Amortizable intangible assets	21	21

	524	529
Accumulated amortization	(8)	(7)

Total net intangible assets	$516	$522

     Non-amortizable intangible assets consist of trademarks. Amortizable intangible assets consist substantially of process technology and customer intangibles.
     Amortization related to these assets was less than $1 for the six-month periods ended January 31, 2010 and February 1, 2009. The estimated aggregated amortization expense for each of the five succeeding fiscal years is less than $1 per year. Asset useful lives range from ten to twenty years.
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

Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended		Six Months Ended
	January 31,	February 1,	January 31,	February 1,
	2010	2009	2010	2009
Net sales
U.S. Soup, Sauces and Beverages	$1,068	$1,128	$2,208	$2,326
Baking and Snacking	489	440	1,019	949
International Soup, Sauces and Beverages	437	391	811	771
North America Foodservice	159	163	318	326

Total	$2,153	$2,122	$4,356	$4,372

	Three Months Ended		Six Months Ended
	January 31,	February 1,	January 31,	February 1,
	2010	2009	2010	2009
Earnings before interest and taxes
U.S. Soup, Sauces and Beverages	$259	$270	$590	$584
Baking and Snacking(1)	73	53	173	136
International Soup, Sauces and Beverages	74	50	118	88
North America Foodservice(1)	17	10	43	21
Corporate(2)	(32)	(28)	(55)	(75)

Total	$391	$355	$869	$754

(1)	Earnings before interest and taxes of the Baking and Snacking and North America Foodservice segments included the effect of restructuring-related costs of $2 and $6, respectively, in the three-month period ended February 1, 2009. Earnings before interest and taxes of the Baking and Snacking and North America Foodservice segments included the effect of restructuring-related costs of $2 and $13, respectively, in the six-month period ended February 1, 2009. See Note 7 for additional information on restructuring charges.

(2)	Represents unallocated corporate expenses. The six-month period ended February 1, 2009 included unrealized losses on commodity hedges of $26.
7. Restructuring Charges
     On April 28, 2008, the company announced a series of initiatives to improve operational efficiency and long-term profitability, including selling certain salty snack food brands and assets in Australia, closing certain production facilities in Australia and Canada, and streamlining the company’s management structure. As a result of these initiatives, in 2008, the company recorded a restructuring charge of $175 ($102 after tax or $.27 per share). The charge consisted of a net loss of $120 ($64 after tax) on the sale of certain Australian salty snack food brands and assets; $45 ($31 after tax) of employee severance and benefit costs, including the estimated impact of curtailment and other pension charges; and $10 ($7 after tax) of property, plant and equipment impairment charges. In addition, approximately $7 ($5 after tax or $.01 per share) of costs related to these initiatives were recorded in Cost of products sold, primarily representing accelerated depreciation on property, plant and equipment. The aggregate after-tax impact of restructuring charges and related costs in 2008 was $107, or $.28 per share. In 2009, the company recorded approximately $22 ($15 after tax or $.04 per share) of costs related to these initiatives in Cost of products sold. Approximately $17 ($12 after tax) of the costs represented accelerated depreciation on property, plant and equipment; approximately $4 ($2 after tax) related to other exit costs; and approximately $1 related to employee severance and benefit costs, including other pension charges. Of the amount recorded in 2009, costs of approximately $15 ($10 after tax or $.03 per share) were recorded through the end of the second quarter. Approximately $13 ($9 after tax) of the costs represented accelerated depreciation on property, plant and equipment and approximately $2 ($1 after tax) related to other exit costs. The company expects to incur additional pre-tax costs of approximately $12 in benefit costs related to pension charges in 2010.
     A summary of restructuring activity and related reserves at January 31, 2010 is as follows:

	Accrued		Accrued
	Balance at		Balance at
	August 2,	Cash	January 31,
	2009	Payments	2010
Severance pay and benefits	$4	(3)	$1

Notes to Consolidated Financial Statements — (Continued)
     A summary of restructuring charges incurred in 2008 and 2009 by reportable segment is as follows:

			International
	U.S. Soup,	Baking	Soup, Sauces	North
	Sauces and	and	and	America
	Beverages	Snacking	Beverages	Foodservice	Total
Severance pay and benefits	$—	$14	$9	$23	$46
Asset impairment/accelerated depreciation	—	131	—	23	154
Other exit costs	—	2	—	2	4

	$—	$147	$9	$48	$204

     The company expects to incur the additional pre-tax costs of approximately $12 in the North America Foodservice segment for benefit costs related to pension charges. The total pre-tax costs of $216 expected to be incurred by segment is as follows: Baking and Snacking — $147, International Soup, Sauces and Beverages — $9 and North America Foodservice — $60.
8. Earnings per Share
     In June 2008, the FASB issued accounting guidance related to the calculation of earnings per share. The guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The company adopted and retrospectively applied the new guidance in the first quarter of fiscal 2010. The retrospective application of the provisions resulted in a reduction of previously reported basic earnings per share from continuing operations and net earnings of $.02 and $.01, respectively, for the three-month period ended February 1, 2009. There was no change to the previously reported diluted earnings per share from continuing operations, net earnings, or the previously reported basic and diluted earnings per share from discontinued operations for the three-month period ended February 1, 2009. For the six-month period ended February 1, 2009, the retrospective application resulted in a reduction of the previously reported basic earnings per share from continuing operations and net earnings of $.02 and of the previously reported diluted earnings per share from continuing operations and net earnings of $.01. There was no change to the previously reported basic and diluted earnings per share from discontinued operations.
     The computation of basic and diluted earnings per share attributable to common shareowners is as follows:

	Three Months Ended		Six Months Ended
	January 31,	February 1,	January 31,	February 1,
	2010	2009	2010	2009
Earnings from continuing operations	$259	$229	$563	$489
Less: Allocation to participating securities	(5)	(4)	(8)	(9)

Available to common shareowners	$254	$225	$555	$480

Earnings from discontinued operations	$—	$4	$—	$4
Less: Allocation to participating securities	—	—	—	—

Available to common shareowners	$—	$4	$—	$4

Net earnings	$259	$233	$563	$493
Less: Allocation to participating securities	(5)	(4)	(8)	(9)

Available to common shareowners	$254	$229	$555	$484

Weighted average shares outstanding — basic	341	355	342	356
Effect of dilutive securities: stock options	3	3	3	4

Weighted average shares outstanding — diluted	344	358	345	360

Earnings from continuing operations per common share:
Basic	$.74	$.63	$1.62	$1.35

Diluted	$.74	$.63	$1.61	$1.33

Earnings from discontinued operations per common share:
Basic	$—	$.01	$—	$.01

Diluted	$—	$.01	$—	$.01

Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended		Six Months Ended
	January 31,	February 1,	January 31,	February 1,
	2010	2009	2010	2009
Net earnings per common share (1):
Basic	$.74	$.65	$1.62	$1.36

Diluted	$.74	$.64	$1.61	$1.34

(1)	The sum of the individual per share amounts does not equal due to rounding.
     Stock options to purchase approximately 1 million shares of capital stock for the six-month period ended January 31, 2010 and stock options to purchase approximately 1.6 million and 1 million shares of capital stock for the three-month and six-month periods ended February 1, 2009, respectively, were not included in the calculation of diluted earnings per share because the exercise price of the stock options exceeded the average market price of the capital stock and, therefore, would be antidilutive.
     Additional historical information is as follows:

	Quarter Ended		Year-to-Date
	May 3,	August 2,	May 3,	August 2,
	2009	2009	2009	2009
Earnings from continuing operations	$174	$69	$663	$732
Less: Allocation to participating securities	(3)	(1)	(12)	(12)

Available to common shareowners	$171	$68	$651	$720

Earnings from discontinued operations	$—	$—	$4	$4
Less: Allocation to participating securities	—	—	—	—

Available to common shareowners	$—	$—	$4	$4

Net Earnings	$174	$69	$667	$736
Less: Allocation to participating securities	(3)	(1)	(12)	(12)

Available to common shareowners	$171	$68	$655	$724

Weighted average shares outstanding — basic	350	346	354	352
Effect of dilutive securities: stock options	1	2	3	2

Weighted average shares outstanding — diluted	351	348	357	354

Earnings from continuing operations per common share:
Basic	$.49	$.20	$1.84	$2.05

Diluted	$.49	$.20	$1.82	$2.03

Earnings from discontinued operations per common share:
Basic	$—	$—	$.01	$.01

Diluted	$—	$—	$.01	$.01

Net earnings per common share (1):
Basic	$.49	$.20	$1.85	$2.06

Diluted	$.49	$.20	$1.83	$2.05

(1)	The sum of the individual per share amounts does not equal due to rounding.

Notes to Consolidated Financial Statements — (Continued)

	Year-to-Date
	August 3,	July 29,
	2008	2007

Earnings from continuing operations	$671	$792
Less: Allocation to participating securities	(12)	(13)

Available to common shareowners — basic	$659	$779

Earnings from discontinued operations	$494	$62
Less: Allocation to participating securities	(10)	(1)

Available to common shareowners — basic	$484	$61

Net Earnings	$1,165	$854
Less: Allocation to participating securities	(22)	(14)

Available to common shareowners — basic	$1,143	$840

Earnings from continuing operations	$671	$792
Less: Allocation to participating securities	(12)	(12)

Available to common shareowners — diluted	$659	$780

Earnings from discontinued operations	$494	$62
Less: Allocation to participating securities	(10)	(2)

Available to common shareowners — diluted	$484	$60

Net Earnings	$1,165	$854
Less: Allocation to participating securities	(22)	(14)

Available to common shareowners — diluted	$1,143	$840

Weighted average shares outstanding — basic	373	386
Effect of dilutive securities: stock options	4	6

Weighted average shares outstanding — diluted	377	392

Earnings from continuing operations per common share:
Basic	$1.77	$2.02

Diluted	$1.75	$1.99

Earnings from discontinued operations per common share:
Basic	$1.30	$.16

Diluted	$1.28	$.15

Net earnings per common share (1):
Basic	$3.06	$2.18

Diluted	$3.03	$2.14

(1)	The sum of the individual per share amounts does not equal due to rounding.
9. Noncontrolling Interest
     The company owns a 70% controlling interest in a Malaysian manufacturing company. The noncontrolling interest in this entity is included in Total equity in the Consolidated Balance Sheets. The earnings attributable to the noncontrolling interest were less than $1 for the three- and six-month periods ended January 31, 2010 and February 1, 2009, and were included in Other expenses/(income) in the Consolidated Statements of Earnings.

Notes to Consolidated Financial Statements — (Continued)
10. Pension and Postretirement Benefits
     The company sponsors certain defined benefit plans and postretirement medical benefit plans for employees. Components of benefit expense were as follows:

	Three Months Ended				Six Months Ended
	Pension		Postretirement		Pension		Postretirement
	Jan. 31,	Feb. 1,	Jan. 31,	Feb. 1,	Jan. 31,	Feb. 1,	Jan. 31,	Feb. 1,
	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$13	$12	$1	$1	$27	$23	$2	$2
Interest cost	31	30	5	6	61	61	10	11
Expected return on plan assets	(42)	(41)	—	—	(85)	(82)	—	—
Amortization of prior service cost	—	—	—	—	1	1	—	—
Recognized net actuarial loss	12	5	—	—	24	9	—	—

Net periodic benefit expense	$14	$6	$6	$7	$28	$12	$12	$13

     As of January 31, 2010, a contribution of $260 was made to a U.S. pension plan and contributions of $12 were made to non-U.S. pension plans. No additional U.S. pension plan contributions are expected this fiscal year. Contributions to non-U.S. pension plans are expected to be approximately $14 during the remainder of the fiscal year.
11. Financial Instruments
     The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate fair value. The fair value of long-term debt as of January 31, 2010 was $2,387 and was based on quoted market prices or pricing models using current market rates.
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
     The company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. The company minimizes the counterparty credit risk on these transactions by dealing only with leading, credit-worthy financial institutions having long-term credit ratings of “A” or better and, therefore, does not anticipate nonperformance. In addition, the contracts are distributed among several financial institutions, thus minimizing credit-risk concentration. The company does not have credit-risk-related contingent features in its derivative instruments as of January 31, 2010.
Foreign Currency Exchange Risk
     The company is exposed to foreign currency exchange risk related to its international operations, including non-functional currency, intercompany debt and net investments in subsidiaries. The company is also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The company utilizes foreign exchange forward purchase and sale contracts as well as cross-currency swaps to hedge these exposures. The contracts are designated as cash-flow hedging instruments or are undesignated. The company typically hedges portions of its forecasted foreign currency transaction exposure with foreign exchange forward contracts for up to 18 months. To hedge currency exposures related to intercompany debt, cross-currency swap contracts are entered into for periods consistent with the underlying debt. As of January 31, 2010, cross-currency swap contracts mature in 2010 through 2014. Principal currencies hedged include the Australian dollar, euro, Canadian dollar, Swedish krona, New Zealand dollar, British pound and Japanese yen. The notional amount of foreign exchange forward and cross-currency swap contracts accounted for as cash-flow hedges was $344 and $314 at January 31, 2010 and February 1, 2009, respectively. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Statements of Earnings on the same line item and same period in which the underlying hedge transaction

Notes to Consolidated Financial Statements — (Continued)
affects earnings. The notional amount of foreign exchange forward and cross-currency swap contracts that are not designated as accounting hedges was $753 and $627 at January 31, 2010 and February 1, 2009, respectively.
Interest Rate Risk
     The company manages its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain its variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. The notional amount of outstanding fair-value interest rate swaps totaled $500 at January 31, 2010 and February 1, 2009.
     During fiscal 2010, the company entered into forward starting interest rate swap contracts accounted for as cash-flow hedges with a combined notional value of $200 to hedge an anticipated debt offering.
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
Commodity Price Risk
     The company principally uses a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. The company also enters into commodity futures and options contracts to reduce the volatility of price fluctuations of natural gas, diesel fuel, wheat, soybean oil, cocoa, aluminum and corn, which impact the cost of raw materials. Commodity futures and option contracts are typically accounted for as cash-flow hedges or are not designated as accounting hedges. Commodity futures and option contracts are typically entered into to hedge a portion of commodity requirements for periods up to 18 months. The notional amount of commodity contracts accounted for as cash-flow hedges was $16 and $28 at January 31, 2010 and February 1, 2009, respectively. The notional amount of commodity contracts that are not designated as accounting hedges was $74 and $77 at January 31, 2010 and February 1, 2009, respectively. As of January 31, 2010, commodity contracts primarily mature within 12 months.
Equity Price Risk
     The company hedges a portion of exposures relating to certain deferred compensation obligations linked to the total return of the Standard & Poor’s 500 Index, the total return of the company’s capital stock and the total return of the Puritan Fund. Under these contracts, the company pays variable interest rates and receives from the counterparty either the total return of the Standard & Poor’s 500 Index, the total return on company capital stock, or the total return of the Puritan Fund. These instruments are not designated as hedges for accounting purposes. The contracts are typically entered into for periods not exceeding 12 months. The notional amount of the company’s deferred compensation hedges as of January 31, 2010 and February 1, 2009 were $56 and $44, respectively.

Notes to Consolidated Financial Statements — (Continued)
     The following table summarizes the fair value of derivative instruments recorded in the Consolidated Balance Sheets as of January 31, 2010 and August 2, 2009:

		January 31,	August 2,
	Balance Sheet Classification	2010	2009
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$3	$1
Cross-currency swap contracts	Other current assets	2	3
Interest rate swaps	Other assets	43	38

Total derivatives designated as hedges		$48	$42

Derivatives not designated as hedges:
Foreign exchange forward contracts	Other current assets	$1	$3
Commodity contracts	Other current assets	1	6
Cross-currency swap contracts	Other assets	8	7
Deferred compensation contracts	Other current assets	—	4

Total derivatives not designated as hedges		$10	$20

Total asset derivatives		$58	$62

		January 31,	August 2,
	Balance Sheet Classification	2010	2009
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$3	$3
Commodity contracts	Accrued liabilities	1	—
Cross-currency swap contracts	Accrued liabilities	—	1
Interest rate swaps	Accrued liabilities	2	—
Cross-currency swap contracts	Other liabilities	25	31

Total derivatives designated as hedges		$31	$35

Derivatives not designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$6	$11
Commodity contracts	Accrued liabilities	3	6
Cross-currency swap contracts	Accrued liabilities	18	5
Cross-currency swap contracts	Other liabilities	7	8
Deferred compensation contracts	Other liabilities	—	—

Total derivatives not designated as hedges		$34	$30

Total liability derivatives		$65	$65

     The derivative assets and liabilities are presented on a gross basis in the table. Certain derivative asset and liability balances, including cash collateral, are offset in the balance sheet when a legally enforceable right of offset exists.
     The following tables show the effect of the company’s derivative instruments designated as cash-flow hedges for the three- and six-month periods ended January 31, 2010 and February 1, 2009 on other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

Notes to Consolidated Financial Statements — (Continued)
Derivatives Designated as Cash-Flow Hedges

		Total
		Cash-Flow
		Hedge
		OCI Activity
Three Months Ended January 31, 2010 and February 1, 2009		2010	2009
OCI derivative gain/(loss) at beginning of quarter		$(30)	$(23)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		1	4
Cross-currency swap contracts		—	1
Forward starting interest rate swaps		(1)	—
Commodity contracts		—	7
Amount of (gain) or loss reclassified from OCI to earnings:	Location in Earnings

Foreign exchange forward contracts	Other expenses/income	(1)	(1)
Foreign exchange forward contracts	Cost of products sold	8	(2)
Forward starting interest rate swaps	Interest expense	1	—

OCI derivative gain/(loss) at end of quarter		$(22)	$(14)

		Total
		Cash-Flow
		Hedge
		OCI Activity
Six Months Ended January 31, 2010 and February 1, 2009		2010	2009
OCI derivative gain/(loss) at beginning of year		$(31)	$8
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		(1)	11
Cross-currency swap contracts		2	(3)
Forward starting interest rate swaps		(2)	(15)
Commodity contracts		(1)	(13)
Amount of (gain) or loss reclassified from OCI to earnings:	Location in Earnings

Foreign exchange forward contracts	Other expenses/income	(1)	(1)
Foreign exchange forward contracts	Cost of products sold	10	(1)
Forward starting interest rate swaps	Interest expense	1	—
Commodity contracts	Cost of products sold	1	—

OCI derivative gain/(loss) at end of quarter		$(22)	$(14)

     The amount expected to be reclassified from other comprehensive income into earnings within the next 12 months is a loss of $9. The ineffective portion and amount excluded from effectiveness testing were not material.
     The following tables show the effect of the company’s derivative instruments designated as fair-value hedges on the Consolidated Statements of Earnings:

		Amount of		Amount of
		Gain or (Loss)		Gain or (Loss)
		Recognized in Earnings		Recognized in Earnings
		on Derivatives		on Hedged Item
Derivatives Designated	Location of Gain or (Loss)	January 31,	February 1,	January 31,	February 1,
as Fair-Value Hedges	Recognized in Earnings	2010	2009	2010	2009
Three Months Ended
Interest rate swaps	Interest expense	$1	$26	$(1)	$(26)

Six Months Ended
Interest rate swaps	Interest expense	$5	$30	$(5)	$(30)

Notes to Consolidated Financial Statements — (Continued)
     The following table shows the effects of the company’s derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

		Amount of Gain or (Loss)
		Recognized in Earnings
		On Derivatives
		Three Months Ended		Six Months Ended
	Location of Gain or (Loss)	January 31,	February 1,	January 31,	February 1,
Derivatives not Designated as Hedges	Recognized in Earnings	2010	2009	2010	2009
Foreign exchange forward contracts	Other expenses/income	$(1)	$(5)	$(4)	$3
Foreign exchange forward contracts	Cost of products sold	—	—	—	1
Cross-currency swap contracts	Other expenses/income	14	8	(10)	125
Commodity contracts	Cost of products sold	(2)	(6)	(3)	(29)
Deferred compensation contracts	Administrative expenses	2	(10)	4	(13)

Total		$13	$(13)	$(13)	$87

12. Fair Value Measurements
     The company is required to categorize financial assets and liabilities based on the following fair value hierarchy:
•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
     Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. When available, the company uses unadjusted quoted market prices to measure the fair value and classifies such items as Level 1. If quoted market prices are not available, the company bases fair value upon internally developed models that use current market-based or independently sourced market parameters such as interest rates and currency rates. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the calculation.
     The following table presents the company’s financial assets and liabilities that are measured at fair value on a recurring basis at January 31, 2010 consistent with the fair value hierarchy:

	Fair Value	Fair Value Measurements at
	as of	January 31, 2010 Using
	January 31,	Fair Value Hierarchy
	2010	Level 1	Level 2	Level 3
Assets
Interest rate swaps (1)	$43	$—	$43	$—
Foreign exchange forward contracts (2)	4	—	4	—
Cross-currency swap contracts (3)	10	—	10	—
Commodity derivatives (4)	1	1	—	—

Total assets at fair value	$58	$1	$57	$—

	Fair Value	Fair Value Measurements at
	as of	January 31, 2010 Using
	January 31,	Fair Value Hierarchy
	2010	Level 1	Level 2	Level 3
Liabilities
Interest rate swaps (1)	$2	$—	$2	$—
Foreign exchange forward contracts (2)	9	—	9	—
Cross-currency swap contracts (3)	50	—	50	—
Commodity derivatives (4)	4	4	—	—
Deferred compensation obligation (5)	159	112	47	—

Total liabilities at fair value	$224	$116	$108	$—

Notes to Consolidated Financial Statements — (Continued)

(1)	Based on LIBOR swap rates.

(2)	Based on observable market transactions of spot currency rates and forward rates.

(3)	Based on observable local benchmarks for currency and interest rates.

(4)	Based on quoted futures exchanges.

(5)	Based on the fair value of the participants’ investments.
13. Share Repurchase Programs
     In June 2008, the company’s Board of Directors authorized the purchase of up to $1,200 of company stock through fiscal 2011. This program began in fiscal 2009. In addition to this publicly announced program, the company repurchases shares to offset the impact of dilution from shares issued under the company’s stock compensation plans.
     During the six-month period ended January 31, 2010, the company repurchased 7 million shares at a cost of $213. Of this amount, $118 were repurchased pursuant to the company’s June 2008 publicly announced share repurchase program. Approximately $682 remains available under this program as of January 31, 2010.
     During the six-month period ended February 1, 2009, the company repurchased 9 million shares at a cost of $295. Of this amount, $197 were repurchased pursuant to the company’s June 2008 publicly announced share repurchase program.
14. Stock-based Compensation
     The company provides compensation benefits by issuing unrestricted stock, restricted stock and restricted stock units (including EPS performance restricted stock/units and total shareowner return (TSR) performance restricted stock/units). In previous fiscal years, the company also issued stock options and stock appreciation rights to provide compensation benefits.
     Total pre-tax stock-based compensation recognized in Earnings from continuing operations was $25 and $19 for the three-month periods ended January 31, 2010 and February 1, 2009, respectively. Tax-related benefits of $10 and $7 were also recognized for the three-month periods ended January 31, 2010 and February 1, 2009, respectively. Total pre-tax stock-based compensation recognized in Earnings from continuing operations was $45 and $44 for the six-month periods ended January 31, 2010 and February 1, 2009, respectively. Tax-related benefits of $17 and $16 were also recognized for the six-month periods ended January 31, 2010 and February 1, 2009, respectively. Cash received from the exercise of stock options was $36 and $69 for the six-month periods ended January 31, 2010 and February 1, 2009, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
     The following table summarizes stock option activity as of January 31, 2010:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
	(Options in thousands)
Outstanding at August 2, 2009	17,552	$27.08
Granted	—	$—
Exercised	(1,384)	$27.13
Terminated	(81)	$35.20

Outstanding at January 31, 2010	16,087	$27.00	2.9	$98

Exercisable at January 31, 2010	16,087	$27.00	2.9	$98

     The total intrinsic value of options exercised during the six-month periods ended January 31, 2010 and February 1, 2009 was $9 and $30, respectively. As of January 2009, compensation related to stock options was fully expensed. The company measured the fair value of stock options using the Black-Scholes option pricing model.

Notes to Consolidated Financial Statements — (Continued)
     The following table summarizes time-lapse restricted stock/units and EPS performance restricted stock/units as of January 31, 2010:

		Weighted-
		Average
		Grant-Date
	Shares/Units	Fair Value
	(Restricted stock/units in thousands)
Nonvested at August 2, 2009	2,073	$38.17
Granted	1,384	$32.19
Vested	(924)	$37.79
Forfeited	(62)	$35.88

Nonvested at January 31, 2010	2,471	$35.02

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
     As of January 31, 2010, total remaining unearned compensation related to nonvested time-lapse restricted stock/units and EPS performance restricted stock/units was $55, which will be amortized over the weighted-average remaining service period of 1.8 years. The fair value of restricted stock/units vested during the six-month periods ended January 31, 2010 and February 1, 2009 was $30 and $39, respectively. The weighted-average grant-date fair value of the restricted stock/units granted during the six-month period ended February 1, 2009 was $39.79.
     The following table summarizes TSR performance restricted stock/units as of January 31, 2010:

		Weighted-
		Average
		Grant-Date
	Shares/Units	Fair Value
	(Restricted stock/units in thousands)
Nonvested at August 2, 2009	3,349	$36.08
Granted	1,518	$33.84
Vested	(944)	$26.38
Forfeited	(262)	$31.05

Nonvested at January 31, 2010	3,661	$38.01

     The fair value of TSR performance restricted stock/units is estimated at the grant date using a Monte Carlo simulation. Expense is recognized on a straight-line basis over the service period. As of January 31, 2010, total remaining unearned compensation related to TSR performance restricted stock/units was $76, which will be amortized over the weighted-average remaining service period of 2.1 years. During the six-month period ended January 31, 2010, recipients of TSR performance restricted stock/units earned 85% of their initial grants based upon the company’s total shareowner return ranking in a performance peer group during a three-year period ended July 31, 2009. As a result, approximately 165,000 shares were forfeited. The total fair value of TSR performance restricted stock/units vested during the six-month periods ended January 31, 2010 and February 1, 2009 was $31 and $57, respectively. The grant-date fair value of TSR performance restricted stock/units granted during the six-month period ended February 1, 2009 was $47.20.
     Prior to fiscal 2009, employees could elect to defer all types of restricted stock awards. These awards are classified as liabilities because of the possibility that they may be settled in cash. The fair value is adjusted quarterly. Total cash paid to settle the liabilities during the six-month periods ended January 31, 2010 and February 1, 2009 was not material.
     The excess tax benefits on the exercise of stock options and vested restricted stock presented as cash flows from financing activities for the six-month periods ended January 31, 2010 and February 1, 2009 were $4 and $17, respectively.

Notes to Consolidated Financial Statements — (Continued)
15. Inventories

	January 31,	August 2,
	2010	2009
Inventories
Raw materials, containers and supplies	$250	$324
Finished products	450	500

	$700	$824

16. Supplemental Cash Flow Information
     Other cash used in operating activities for the six-month periods is comprised of the following:

	January 31,	February 1,
	2010	2009
Benefit related payments	$(17)	$(19)
Other	(4)	9

	$(21)	$(10)

Item 2.
CAMPBELL SOUP COMPANY CONSOLIDATED
MANAGEMENT’S DISCUSSION AND ANALYSES OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
OVERVIEW
Description of the Company
     Campbell Soup Company is a global manufacturer and marketer of high-quality, branded convenience food products. The company is organized and reports in the following segments: U.S. Soup, Sauces and Beverages; Baking and Snacking; International Soup, Sauces and Beverages; and North America Foodservice. The company’s well-known brands are sold in approximately 120 countries. Its principal geographies are the United States, Canada, Australia, France, Germany and Belgium.
Executive Summary
     This Executive Summary provides significant highlights from the discussion and analysis that follows.
•	Net sales increased 1% in the quarter to $2.153 billion.
•	Currency translation contributed 4 points of sales growth.

•	U.S. Soup sales declined 8%.
•	Gross profit, as a percent of sales, increased to 40.5% in the quarter, reflecting cost savings from productivity initiatives.

•	Net earnings per share for the quarter increased 16% to $.74.

•	For the first half of 2010, cash from operations increased to $496 million, more than offsetting a $260 million U.S. pension contribution.
Items Impacting Comparability
     The following items impacted the comparability of net earnings and net earnings per share:
Continuing Operations
•	In the second quarter of 2009, the company recorded pre-tax restructuring-related costs of $8 million ($5 million after tax or $.01 per share) in Cost of products sold associated with the previously announced initiatives to improve operational efficiency and long-term profitability. In the six months ended February 1, 2009, the company recorded pre-tax restructuring-related costs of $15 million ($10 million after tax or $.03 per share) in Cost of products sold. See Note 7 to the Consolidated Financial Statements for additional information.

•	In the six months ended February 1, 2009, the company recorded $26 million ($16 million after tax or $.04 per share) in Cost of products sold related to unrealized losses on the fair value of open commodity contracts.
Discontinued Operations
•	In the second quarter of 2009, the company recorded a $4 million tax benefit ($.01 per share) related to the sale of the Godiva Chocolatier business.

     The items impacting comparability are summarized below:

	Three Months Ended				Six Months Ended
	January 31,		February 1,		January 31,		February 1,
	2010		2009		2010		2009
	Earnings	EPS	Earnings	EPS	Earnings	EPS	Earnings	EPS
(Millions, except per share amounts)	Impact	Impact	Impact	Impact	Impact	Impact	Impact	Impact

Earnings from continuing operations	$259	$.74	$229	$.63	$563	$1.61	$489	$1.33

Earnings from discontinued operations	$—	$—	$4	$.01	$—	$—	$4	$.01

Net earnings	$259	$.74	$233	$.64	$563	$1.61	$493	$1.34

Continuing operations:
Restructuring-related costs	$—	$—	$(5)	$(.01)	$—	$—	$(10)	$(.03)
Unrealized losses on commodity hedges	—	—	—	—	—	—	(16)	(.04)

Discontinued operations:
Tax benefit from sale of Godiva Chocolatier business	—	—	4	.01	—	—	4	.01

Impact of significant items on net earnings (1)	$—	$—	$(1)	$—	$—	$—	$(22)	$(.07)

(1)	The sum of the individual per share amounts does not equal due to rounding.
Earnings from Continuing and Discontinued Operations
     The company reported earnings from continuing operations of $259 million for the quarter ended January 31, 2010, versus $229 million in the comparable quarter a year ago. Earnings per share from continuing operations were $.74 compared to $.63 a year ago. After adjusting for the items impacting comparability, earnings from continuing operations for the quarter increased primarily due to lower marketing and selling expenses, the impact of currency, an improved gross margin percentage, and a lower effective tax rate, partially offset by lower sales volume. Earnings per share from continuing operations in the current quarter benefited from a reduction in the weighted average diluted shares outstanding, which was primarily due to share repurchases under the company’s strategic share repurchase program. Earnings per share from continuing operations were positively impacted by $.04 from currency translation.
     Earnings from discontinued operations of $4 million, or $.01 per share, for the quarter ended February 1, 2009 represented an adjustment to the tax liability associated with the sale of the Godiva Chocolatier business.
     For the six months ended January 31, 2010, earnings from continuing operations were $563 million compared to $489 million a year ago. Earnings per share from continuing operations were $1.61 compared to $1.33 a year ago. After adjusting for the items impacting comparability, earnings from continuing operations in the current period increased primarily due to an improved gross margin percentage, lower marketing and selling expenses and the impact of currency, partially offset by lower sales volume. Earnings per share from continuing operations in the current period benefited from a reduction in the weighted average diluted shares outstanding, which was primarily due to share repurchases under the company’s strategic share repurchase program. Earnings per share from continuing operations were positively impacted by $.06 from currency translation.

Basis of Presentation
     All earnings per share amounts included in Management’s Discussion and Analysis are presented on a diluted basis.
     In June 2008, the Financial Accounting Standards Board (FASB) issued accounting guidance related to the calculation of earnings per share. The guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The company adopted and retrospectively applied the new guidance in the first quarter of 2010. The retrospective application of the provisions resulted in a reduction of previously reported basic earnings per share from continuing operations and net earnings of $.02 and $.01, respectively, for the three-month period ended February 1, 2009. There was no change to the previously reported diluted earnings per share from continuing operations, net earnings, or the previously reported basic and diluted earnings per share from discontinued operations for the three-month period ended February 1, 2009. The retrospective application of the provisions resulted in a reduction of previously reported basic earnings per share from continuing operations and net earnings of $.02 and of the previously reported diluted earnings per share from continuing operations and net earnings of $.01, for the six-month period ended February 1, 2009. There was no change to the previously reported basic and diluted earnings per share from discontinued operations for the six-month period ended February 1, 2009. See Note 8 to the Consolidated Financial Statements for additional information.
SECOND-QUARTER DISCUSSION AND ANALYSIS
Sales
     An analysis of net sales by reportable segment follows:

	2010	2009	% Change
	(Millions)
U.S. Soup, Sauces and Beverages	$1,068	$1,128	(5)%
Baking and Snacking	489	440	11
International Soup, Sauces and Beverages	437	391	12
North America Foodservice	159	163	(2)

	$2,153	$2,122	1%

     An analysis of percent change of net sales by reportable segment follows:

			International
	U.S. Soup,	Baking	Soup, Sauces	North
	Sauces and	and	and	America
	Beverages	Snacking	Beverages	Foodservice	Total
Volume and Mix	(4)%	3%	(2)%	(3)%	(2)%
Price and Sales Allowances	1	—	4	—	1
Increased Promotional Spending (1)	(2)	(3)	(2)	(1)	(2)
Currency	—	10	12	2	4
Acquisitions/(Divestitures)	—	1	—	—	—

	(5)%	11%	12%	(2)%	1%

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.
     In U.S. Soup, Sauces, and Beverages, U.S. soup sales decreased 8% due to the following:
•	Sales of Campbell’s condensed soups were flat, as gains in cooking varieties, which benefited from consumers using Campbell’s condensed cooking soups to prepare more meals at home, were offset by declines in eating varieties.

•	Sales of ready-to-serve soups decreased 18%. Sales of both canned and microwavable soups declined due to lower promotional spending and intense competitive pressure in the broader simple meals category.

•	Broth sales increased 1%.

     Beverage sales decreased slightly, primarily due to lower sales of V8 vegetable juice, mostly offset by growth in V8 V-Fusion juice and V8 Splash juice drinks. Prego pasta sauce sales increased strongly. Pace Mexican sauce sales declined due to increased competitive activity.
     In Baking and Snacking, sales increased primarily due to the impact of currency and the acquisition of Ecce Panis, Inc. in May 2009. Sales of Pepperidge Farm increased due to higher volumes and the acquisition, partially offset by increased promotional spending. In the Pepperidge Farm bakery business, sales increased due to the acquisition. In the Pepperidge Farm cookies and crackers business, sales increased reflecting the continued solid growth of Goldfish snack crackers, partly offset by a decline in cookies. In Australia, sales increased due to currency and continued growth in Arnott’s, led by higher sales of both savory and sweet biscuit products.
     In International Soup, Sauces, and Beverages, sales increased primarily due to currency. In Europe, sales increased due to the impact of currency, and higher sales in Belgium and France, partly offset by lower sales in Germany. In Asia Pacific, sales increased primarily due to currency and gains in Japan, partly offset by lower sales in the Australian soup business. In Canada, sales increased due to currency partially offset by lower soup sales.
     In North America Foodservice, sales declined primarily due to continued weakness in the food service sector.
Gross Profit
     Gross profit, defined as Net sales less Cost of products sold, increased by $34 million in 2010. As a percent of sales, gross profit increased from 39.4% in 2009 to 40.5% in 2010. The percentage point increase was due to productivity improvements (approximately 2.0 percentage points), higher selling prices (approximately 0.7 percentage point), costs in the prior year related to the initiatives to improve operational efficiency and long-term profitability (approximately 0.4 percentage point), and favorable mix (approximately 0.4 percentage point), partially offset by increased promotional spending (approximately 1.3 percentage points), and the impact of cost inflation and other factors (approximately 1.1 percentage points).
Marketing and Selling Expenses
     Marketing and selling expenses as a percent of sales were 14.0% in 2010 and 14.8% in 2009. Marketing and selling expenses decreased 4% in 2010 from 2009. The decrease was primarily due to lower advertising expenses (approximately 4 percentage points), and lower other marketing expenses (approximately 3 percentage points), partially offset by the impact of currency (approximately 3 percentage points). The lower advertising expenses were due in part to a reduction in media rates and a shift to trade promotion in many businesses.
Administrative Expenses
     Administrative expenses as a percent of sales were 6.9% in 2010 and 6.5% in 2009. Administrative expenses increased by 8% in 2010 from 2009, primarily due to an increase in pension expense and other benefit costs (approximately 6 percentage points), the impact of currency (approximately 4 percentage points), and higher incentive compensation costs (approximately 2 percentage points), partially offset by cost reduction efforts and other factors (approximately 4 percentage points).
Operating Earnings
     Segment operating earnings increased 10% in 2010 from 2009.
     An analysis of operating earnings by segment follows:

	2010	2009(1)	% Change
	(Millions)
U.S. Soup, Sauces and Beverages	$259	$270	(4)%
Baking and Snacking	73	53	38
International Soup, Sauces and Beverages	74	50	48
North America Foodservice	17	10	70

	423	383	10%
Corporate	(32)	(28)

	$391	$355

(1)	Operating earnings by segment included the effect of restructuring-related costs of $2 million in Baking and Snacking and $6 million in North America Foodservice. See Note 7 to the Consolidated Financial Statements for additional information on restructuring charges.
     Earnings from U.S. Soup, Sauces and Beverages decreased 4% in 2010 versus 2009 primarily due to lower sales, partly offset by lower marketing expenses.
     Earnings from Baking and Snacking increased 38% in 2010 versus 2009 primarily due to the impact of currency and margin growth in Arnott’s and Pepperidge Farm. The prior year included $2 million in costs related to the initiatives to improve operational efficiency and long-term profitability.
     Earnings from International Soup, Sauces and Beverages increased 48% in 2010 versus 2009. The increase in operating earnings was due to growth in the businesses in Europe and the impact of currency.
     Earnings from North America Foodservice in 2010 increased to $17 million from $10 million in 2009. The prior year included $6 million in costs related to the initiatives to improve operational efficiency and long-term profitability.
     Corporate expenses increased from $28 million in 2009 to $32 million in 2010. The increase was due primarily to higher benefit costs.
Interest Expense/Income
     Interest expense increased to $27 million from $26 million in the prior year, primarily due to an increase in fixed-rate debt slightly offset by lower average short-term rates.
Taxes on Earnings
     The effective tax rate for the current quarter was 29.0%. The effective rate for the year-ago quarter was 30.6%. The decrease in the effective rate was primarily due to lower taxes on foreign earnings.
SIX-MONTH DISCUSSION AND ANALYSIS
Sales
     An analysis of net sales by reportable segment follows:

	2010	2009	% Change
	(Millions)
U.S. Soup, Sauces and Beverages	$2,208	$2,326	(5)%
Baking and Snacking	1,019	949	7
International Soup, Sauces and Beverages	811	771	5
North America Foodservice	318	326	(2)

	$4,356	$4,372	—%

     An analysis of percent change of net sales by reportable segment follows:

			International
	U.S. Soup,	Baking	Soup, Sauces	North
	Sauces and	and	and	America
	Beverages	Snacking	Beverages	Foodservice	Total
Volume and Mix	(5)%	2%	(2)%	(4)%	(3)%
Price and Sales Allowances	1	1	4	1	2
Increased Promotional Spending (1)	(1)	(3)	(2)	—	(2)
Currency	—	6	7	1	3
Acquisitions/(Divestitures)	—	1	(2)	—	—

	(5)%	7%	5%	(2)%	—%

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.
     In U.S. Soup, Sauces, and Beverages, U.S. soup sales decreased 5%, due to the following:
•	Sales of Campbell’s condensed soups were unchanged, as gains in cooking varieties were offset by declines in eating varieties.

•	Sales of ready-to-serve soups decreased 13%.

•	Broth sales were comparable to a year ago.
     Beverage sales decreased primarily due to lower sales of V8 vegetable juice. Prego pasta sauce sales were up slightly, while Pace Mexican sauce sales decreased.
     In Baking and Snacking, sales increased primarily due to the impact of currency and the acquisition of Ecce Panis, Inc. Sales of Pepperidge Farm were unchanged as the benefits of the acquisition and higher sales volumes were offset by increased promotional spending. In the Pepperidge Farm bakery business, sales increased due to the acquisition, partially offset by a decline in the base business as higher promotional spending was partly offset by increased volumes. In the Pepperidge Farm cookies and crackers business, sales were unchanged, reflecting growth in Goldfish snack crackers offset by declines in cookies. In Australia, sales increased due to the impact of currency and growth in Arnott’s products.
     In International Soup, Sauces and Beverages, sales increased primarily due to currency, partly offset by the divestiture of the company’s French sauce and mayonnaise business in September 2008. In Europe, sales increased due to currency, partly offset by the divestiture, and lower sales in Germany. In Asia Pacific, sales increased primarily due to currency and gains in Japan. In Canada, sales increased due to currency.
     In North America Foodservice, sales declined primarily due to continued weakness in the food service sector.
Gross Profit
     Gross profit, defined as Net sales less Cost of products sold, increased by $86 million in 2010. As a percent of sales, gross profit increased from 39.1% in 2009 to 41.2% in 2010. The percentage point increase was due to productivity improvements (approximately 2.0 percentage points), higher selling prices (approximately 1.1 percentage points), unrealized losses on commodity hedges in the prior year (approximately 0.6 percentage point), costs in the prior year related to the initiatives to improve operational efficiency and long-term profitability (approximately 0.3 percentage point), and favorable mix (approximately 0.1 percentage point), partially offset by increased promotional spending (approximately 1.0 percentage point), and the impact of cost inflation and other factors (approximately 1.0 percentage point).

Marketing and Selling Expenses
     Marketing and selling expenses as a percent of sales were 13.4% in 2010 and 14.2% in 2009. Marketing and selling expenses decreased 6% in 2010 from 2009. The decrease was primarily due to lower advertising expenses (approximately 5 percentage points), and lower other marketing expenses (approximately 3 percentage points), partially offset by the impact of currency (approximately 2 percentage points). The lower advertising expenses in the current year reflected a reduction in media rates and a shift to trade promotion in many of the businesses.
Administrative Expenses
     Administrative expenses as a percent of sales were 6.5% in 2010 and 6.4% in 2009. Administrative expenses increased by 1% in 2010 from 2009, primarily due to an increase in benefit costs, including pension expense (approximately 4 percentage points) and the impact of currency (approximately 2 percentage points), offset by cost reduction efforts and lower incentive compensation costs (approximately 4 percentage points).
Operating Earnings
     Segment operating earnings increased 11% in 2010 from 2009.
     An analysis of operating earnings by segment follows:

	2010	2009(1)	% Change
	(Millions)
U.S. Soup, Sauces and Beverages	$590	$584	1%
Baking and Snacking	173	136	27
International Soup, Sauces and Beverages	118	88	34
North America Foodservice	43	21	105

	924	829	11%
Corporate	(55)	(75)

	$869	$754

(1)	Operating earnings by segment included the effect of restructuring-related costs of $2 million in Baking and Snacking and $13 million in North America Foodservice, and unrealized losses on commodity hedges of $26 million in Corporate. See Note 7 to the Consolidated Financial Statements for additional information on restructuring charges.
     Earnings from U.S. Soup, Sauces and Beverages increased 1% in 2010 versus 2009 due to lower marketing expenses and an improvement in gross margin percentage, partially offset by lower sales.
     Earnings from Baking and Snacking increased 27% in 2010 versus 2009. The prior year included $2 million in costs related to the initiatives to improve operational efficiency and long-term profitability. The increase in operating earnings was due to the impact of currency and margin growth in Arnott’s and Pepperidge Farm.
     Earnings from International Soup, Sauces and Beverages increased 34% in 2010 versus 2009. The increase in operating earnings was primarily due to the impact of currency and growth in the businesses in Europe.
     Earnings from North America Foodservice increased to $43 million in 2010 from $21 million in 2009. The prior year included $13 million in costs related to the initiatives to improve operational efficiency and long-term profitability. The remaining increase in operating earnings was primarily due to an improved gross margin percentage, reflecting productivity improvements, including the benefits from closing the facility in Canada, and lower administrative costs.
     Corporate expenses decreased from $75 million in 2009 to $55 million in 2010. The decrease was primarily due to $26 million of unrealized losses on commodity hedges included in the prior year, partially offset by higher employee benefit costs.

Interest Expense/Income
     Interest expense decreased to $55 million from $59 million in the prior year, primarily due to lower average interest rates, partially offset by higher average debt levels.
Taxes on Earnings
     The effective tax rate for the current period was 31.0%. The effective rate for the year-ago period was 29.8%. The increase in the effective rate was primarily due to higher state taxes in the U.S.
Restructuring Charges
     On April 28, 2008, the company announced a series of initiatives to improve operational efficiency and long-term profitability, including selling certain salty snack food brands and assets in Australia, closing certain production facilities in Australia and Canada, and streamlining the company’s management structure. As a result of these initiatives, in 2008, the company recorded a restructuring charge of $175 million ($102 million after tax or $.27 per share). The charge consisted of a net loss of $120 million ($64 million after tax) on the sale of certain Australian salty snack food brands and assets; $45 million ($31 million after tax) of employee severance and benefit costs, including the estimated impact of curtailment and other pension charges; and $10 million ($7 million after tax) of property, plant and equipment impairment charges. In addition, approximately $7 million ($5 million after tax or $.01 per share) of costs related to these initiatives were recorded in Cost of products sold, primarily representing accelerated depreciation on property, plant and equipment. The aggregate after-tax impact of restructuring charges and related costs in 2008 was $107 million, or $.28 per share. In 2009, the company recorded approximately $22 million ($15 million after tax or $.04 per share) of costs related to these initiatives in Cost of products sold. Approximately $17 million ($12 million after tax) of the costs represented accelerated depreciation on property, plant and equipment; approximately $4 million ($2 million after tax) related to other exit costs; and approximately $1 million related to employee severance and benefit costs, including other pension charges. Of the amount recorded in 2009, costs of approximately $15 million ($10 million after tax or $.03 per share) were recorded through the end of the second quarter. Approximately $13 million ($9 million after tax) of the costs represented accelerated depreciation on property, plant and equipment and approximately $2 million ($1 million after tax) related to other exit costs. The company expects to incur additional pre-tax costs of approximately $12 million in benefit costs related to pension charges in 2010.
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
     The company generated cash from operations of $496 million in 2010, compared to $418 million last year. The increase was due to lower working capital requirements and higher earnings, partially offset by a $260 million contribution to a U.S. pension plan.
     Capital expenditures were $103 million in 2010 compared to $98 million a year ago. Capital expenditures in 2010 included expansion and enhancements of the company’s corporate headquarters (approximately $11 million), expansion of Arnott’s production capacity (approximately $10 million), the ongoing implementation of SAP in Asia Pacific (approximately $8 million) and expansion of the U.S. beverage production capacity (approximately $4 million). Capital expenditures are expected to total approximately $350 million in 2010.

     Net cash provided by investing activities in 2009 included the proceeds from the sale of the sauce and mayonnaise business in France, net of cash divested.
     Excluding shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares and for stock option exercises, the company repurchased 7 million shares at a cost of $213 million during the six-month period in 2010 and 9 million shares at a cost of $295 million during the six-month period in 2009. Approximately 3.6 million of the shares repurchased in the current year and 6 million of the shares repurchased in the prior-year period were repurchased pursuant to the company’s June 2008 publicly announced share repurchase program. Approximately $682 million remains available under the June 2008 repurchase program as of January 31, 2010. In addition to the June 2008 publicly announced share repurchase program, the company also purchased shares to offset the impact of dilution from shares issued under the company’s stock compensation plans. The company expects to continue this practice in the future. See “Unregistered Sales of Equity Securities and Use of Proceeds” for more information.
     At January 31, 2010, the company had $400 million of short-term borrowings due within one year and $27 million of standby letters of credit issued on behalf of the company. The company has a $1.5 billion committed revolving credit facility maturing in 2011, which remained unused at January 31, 2010, except for $27 million of standby letters of credit issued on behalf of the company. This agreement supports the company’s commercial paper programs.
     In November 2008, the company filed a registration statement with the Securities and Exchange Commission that registered an indeterminate amount of debt securities. Under the registration statement, the company may issue debt securities, depending on market conditions. During fiscal 2010, the company entered into forward starting interest rate swap contracts with a combined notional value of $200 million to hedge an anticipated debt offering.
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
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
     In addition to the guidance related to the calculation of earnings per share described in “Basis of Presentation” and in Note 8 to the Consolidated Financial Statements, the following accounting pronouncements were recently adopted:
     In December 2007, the FASB issued authoritative guidance which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It requires a noncontrolling interest in a subsidiary, which was formerly known as minority interest, to be classified as a separate component of total equity in the consolidated financial statements. The company retrospectively adopted the new noncontrolling interest guidance in the first quarter of fiscal 2010. The adoption did not have a material impact on the financial statements. See Note 9 for additional information.
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
     In September 2006, the FASB issued authoritative guidance for fair value measurements, which establishes a definition of fair value, provides a framework for measuring fair value and expands the disclosure requirements about fair value measurements. This guidance does not require any new fair value measurements but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued authoritative guidance which delayed by a year the effective date for certain nonfinancial assets and liabilities. The company adopted the provisions of the guidance for financial assets and liabilities in the first quarter of fiscal 2009. The adoption did not have a material impact on the consolidated financial statements. The company adopted the remaining provisions in the first quarter of fiscal 2010 for nonfinancial assets and liabilities, including goodwill and intangible assets. The adoption did not have a material impact on the consolidated financial statements. See Note 12 for additional information.
     In April 2009, the FASB issued authoritative guidance related to interim disclosures about fair value of financial instruments. The company prospectively adopted the interim fair value disclosure guidance in the first quarter of fiscal 2010. The adoption did not have a material impact on the consolidated financial statements. The additional disclosures are included in Note 11.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In December 2008, the FASB issued additional authoritative guidance related to employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. The additional required disclosures include a description of how investment allocation decisions are made, major categories of plan assets, valuation techniques used to measure the fair value of plan assets, the impact of measurements using significant unobservable inputs and concentrations of risk within plan assets. The disclosures about plan assets required by this additional guidance must be provided for fiscal years ending after December 15, 2009 and will be effective for the company for fiscal year-end 2010.
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
     The company wishes to caution the reader that the following important factors and those important factors described in other Securities and Exchange Commission filings of the company, or in the company’s 2009 Annual Report on Form 10-K, could affect the company’s actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, the company:
•	the impact of strong competitive response to the company’s efforts to leverage its brand power with product innovation, promotional programs and new advertising, and of changes in consumer demand for the company’s products;

•	the risks in the marketplace associated with trade and consumer acceptance of product improvements, shelving initiatives, new product introductions, and pricing and promotional strategies;

•	the company’s ability to achieve sales and earnings guidance, which are based on assumptions about sales volume, product mix, the development and success of new products, the impact of marketing and pricing actions, product costs and currency;

•	the company’s ability to realize projected cost savings and benefits, including those contemplated by restructuring programs and other cost-savings initiatives;

•	the company’s ability to manage changes to its business processes, including selling, distribution, product capacity, information management systems and the integration of acquisitions;

•	the increased significance of certain of the company’s key trade customers;

•	the impact of inventory management practices by the company’s trade customers;

•	the impact of fluctuations in the supply and inflation in energy, raw and packaging materials cost;

•	the risks associated with portfolio changes and completion of acquisitions and divestitures;

•	the uncertainties of litigation described from time to time in the company’s Securities and Exchange Commission filings;

•	the impact of changes in currency exchange rates, tax rates, interest rates, debt and equity markets, inflation rates, economic conditions and other external factors; and

•	the impact of unforeseen business disruptions in one or more of the company’s markets due to political instability, civil disobedience, armed hostilities, natural disasters or other calamities.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For information regarding the company’s exposure to certain market risk, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the 2009 Annual Report on Form 10-K. There have been no significant changes in the company’s portfolio of financial instruments or market risk exposures from the fiscal 2009 year-end, except that during fiscal 2010, the company entered into four forward starting interest rate swap contracts accounted for as cash-flow hedges to hedge interest-rate uncertainty related to an anticipated debt offering. The notional amount of these swaps at January 31, 2010 was $200 million and the fair value was a net loss of $2 million.
Item 4. CONTROLS AND PROCEDURES
     a. Evaluation of Disclosure Controls and Procedures
     The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer and Chief Administrative Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2010 (the “Evaluation Date”). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer and Chief Administrative Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective.
     b. Changes in Internal Controls
     During the quarter ended January 31, 2010, there were no changes in the company’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, such internal control over financial reporting.

PART II
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

						Approximate
						Dollar Value of
					Total Number of	Shares that may yet
					Shares Purchased	be Purchased
	Total Number		Average		as Part of Publicly	Under the Plans or
	of Shares		Price Paid		Announced Plans or	Programs
Period	Purchased(1)		Per Share(2)		Programs(3)	($ in Millions)(3)
11/2/09 — 11/30/09	1,063,735	(4)	$32.67	(4)	585,810	$732
12/1/09 — 12/31/09	1,325,707	(5)	$34.64	(5)	767,920	$705
1/1/10 — 1/31/10	1,179,264	(6)	$33.32	(6)	683,240	$682

Total	3,568,706		$33.62		2,036,970	$682

(1)	Includes (i) 1,527,030 shares repurchased in open-market transactions to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 4,706 shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted shares. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the company’s shares on the date of vesting.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)	During the second quarter of fiscal 2010, the company had one publicly announced share repurchase program. Under this program, which was announced on June 30, 2008, the company’s Board of Directors authorized the purchase of up to $1.2 billion of company stock through the end of fiscal 2011. In addition to the publicly announced share repurchase program, the company will continue to purchase shares, under separate authorization, as part of its practice of buying back shares sufficient to offset shares issued under incentive compensation plans.

(4)	Includes (i) 476,190 shares repurchased in open-market transactions at an average price of $32.66 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 1,735 shares owned and tendered by employees at an average price per share of $34.56 to satisfy tax withholding requirements on the vesting of restricted shares.

(5)	Includes (i) 556,080 shares repurchased in open-market transactions at an average price of $34.64 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 1,707 shares owned and tendered by employees at an average price per share of $35.06 to satisfy tax withholding requirements on the vesting of restricted shares.

(6)	Includes (i) 494,760 shares repurchased in open-market transactions at an average price of $33.32 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 1,264 shares owned and tendered by employees at an average price per share of $33.65 to satisfy tax withholding requirements on the vesting of restricted shares.

Item 5. OTHER INFORMATION
a.	The company’s Annual Meeting of Shareowners was held on November 19, 2009.

b.	The matters voted upon and the results of the vote are as follows:
Election of Directors

	Number of Shares
Name	For	Withheld
Edmund M. Carpenter	301,832,020	7,571,418
Paul R. Charron	307,540,397	1,863,041
Douglas R. Conant	307,201,942	2,201,496
Bennett Dorrance	305,158,012	4,245,426
Harvey Golub	305,724,891	3,678,547
Lawrence C. Karlson	307,658,835	1,744,603
Randall W. Larrimore	303,024,311	6,379,127
Mary Alice D. Malone	305,345,713	4,057,725
Sara Mathew	306,681,590	2,721,848
William D. Perez	307,821,519	1,581,919
Charles R. Perrin	306,655,113	2,748,325
A. Barry Rand	306,605,947	2,797,491
Nick Shreiber	307,802,830	1,600,608
Archbold D. van Beuren	308,101,548	1,301,890
Les C. Vinney	302,416,904	6,986,534
Charlotte C. Weber	305,153,081	4,250,357
Ratification of Appointment of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm

				Broker Non-
	For	Against	Abstentions	Votes
Ratification of PricewaterhouseCoopers LLP	306,783,888	2,265,467	354,083	N/A
Re-Approval of the Campbell Soup Company Annual Incentive Plan

				Broker Non-
	For	Against	Abstentions	Votes
Re-Approval of Campbell Soup Company Annual Incentive Plan	276,678,393	8,268,078	592,006	23,864,961

Item 6. EXHIBITS

31(a)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(b)	Certification of B. Craig Owens pursuant to Rule 13a-14(a).

32(a)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of B. Craig Owens pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 10, 2010

CAMPBELL SOUP COMPANY
By:	/s/ B. Craig Owens
B. Craig Owens
Senior Vice President — Chief Financial Officer and Chief Administrative Officer

By:	/s/ Ellen Oran Kaden
Ellen Oran Kaden
Senior Vice President — Law and Government Affairs

INDEX TO EXHIBITS

31(a)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(b)	Certification of B. Craig Owens pursuant to Rule 13a-14(a).

32(a)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of B. Craig Owens pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”