Form 10-Q
period 2010-05-02
CAMPBELL SOUP CO
filed 2010-06-10
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 2, 2010	Commission File Number 1-3822
CAMPBELL SOUP COMPANY

New Jersey State of Incorporation	21-0419870 I.R.S. Employer Identification No.
1 Campbell Place
Camden, New Jersey 08103-1799
Principal Executive Offices
Telephone Number: (856) 342-4800

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that that the registrant was required to submit and post such files). ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 339,531,815 shares of capital stock outstanding as of June 3, 2010.

Part I
Item 1. FINANCIAL INFORMATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 4. CONTROLS AND PROCEDURES
Part II
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Item 6. EXHIBITS
SIGNATURES
INDEX TO EXHIBITS
EX-31.(A)
EX-31.(B)
EX-32.(A)
EX-32.(B)
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I
Item 1. FINANCIAL INFORMATION
CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	May 2,	May 3,	May 2,	May 3,
	2010	2009	2010	2009

Net sales	$1,802	$1,686	$6,158	$6,058

Costs and expenses
Cost of products sold	1,059	1,001	3,621	3,665
Marketing and selling expenses	252	246	837	868
Administrative expenses	156	129	438	407
Research and development expenses	31	27	88	83
Other expenses / (income)	—	(3)	1	(5)
Restructuring charges	12	—	12	—

Total costs and expenses	1,510	1,400	4,997	5,018

Earnings before interest and taxes	292	286	1,161	1,040
Interest expense	29	26	84	85
Interest income	2	—	4	2

Earnings before taxes	265	260	1,081	957
Taxes on earnings	97	86	350	294

Earnings from continuing operations	168	174	731	663
Earnings from discontinued operations	—	—	—	4

Net earnings	$168	$174	$731	$667

Per share — basic

Earnings from continuing operations	$.49	$.49	$2.11	$1.84
Earnings from discontinued operations	—	—	—	.01

Net earnings	$.49	$.49	$2.11	$1.85

Dividends	$.275	$.25	$.80	$.75

Weighted average shares outstanding — basic	339	350	341	354

Per share — assuming dilution

Earnings from continuing operations	$.49	$.49	$2.09	$1.82
Earnings from discontinued operations	—	—	—	.01

Net earnings	$.49	$.49	$2.09	$1.83

Weighted average shares outstanding — assuming dilution	342	351	344	357

See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Balance Sheets
(unaudited)
(millions, except per share amounts)

	May 2,	August 2,
	2010	2009

Current assets
Cash and cash equivalents	$80	$51
Accounts receivable	543	528
Inventories	639	824
Other current assets	169	148

Total current assets	1,431	1,551

Plant assets, net of depreciation	1,995	1,977
Goodwill	1,945	1,901
Other intangible assets, net of amortization	512	522
Other assets	103	105

Total assets	$5,986	$6,056

Current liabilities
Short-term borrowings	$945	$378
Payable to suppliers and others	430	569
Accrued liabilities	568	579
Dividend payable	95	88
Accrued income taxes	76	14

Total current liabilities	2,114	1,628

Long-term debt	1,542	2,246
Deferred taxes	297	237
Other liabilities	937	1,214

Total liabilities	4,890	5,325

Campbell Soup Company shareowners’ equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20
Additional paid-in capital	328	332
Earnings retained in the business	8,742	8,288
Capital stock in treasury, at cost	(7,377)	(7,194)
Accumulated other comprehensive loss	(620)	(718)

Total Campbell Soup Company shareowners’ equity	1,093	728

Noncontrolling interest	3	3

Total equity	1,096	731

Total liabilities and equity	$5,986	$6,056

See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Cash Flows
(unaudited)
(millions)

	Nine Months Ended
	May 2,	May 3,
	2010	2009
Cash flows from operating activities:
Net earnings	$731	$667
Adjustments to reconcile net earnings to operating cash flow
Restructuring charges	12	—
Stock-based compensation	68	63
Depreciation and amortization	185	195
Deferred income taxes	44	137
Other, net	76	38
Changes in working capital
Accounts receivable	(6)	10
Inventories	193	67
Prepaid assets	8	19
Accounts payable and accrued liabilities	(125)	(302)
Pension fund contributions	(281)	(5)
Receipts from (payments of) hedging activities	10	(50)
Other	(56)	(33)

Net cash provided by operating activities	859	806

Cash flows from investing activities:
Purchases of plant assets	(177)	(176)
Sales of plant assets	5	1
Sale of business, net of cash divested	—	38
Other, net	3	(6)

Net cash used in investing activities	(169)	(143)

Cash flows from financing activities:
Net short-term repayments	(161)	(81)
Long-term borrowings	—	300
Repayments of notes payable	—	(300)
Dividends paid	(270)	(261)
Treasury stock purchases	(315)	(409)
Treasury stock issuances	75	69
Excess tax benefits on stock-based compensation	6	18
Other, net	—	(5)

Net cash used in financing activities	(665)	(669)

Effect of exchange rate changes on cash	4	(14)

Net change in cash and cash equivalents	29	(20)
Cash and cash equivalents — beginning of period	51	81

Cash and cash equivalents — end of period	$80	$61

See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY CONSOLIDATED
Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareowners’ Equity
	Capital Stock					Earnings	Accumulated
	Issued		In Treasury		Additional	Retained	Other
					Paid-in	in the	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Business	Income (Loss)	Interest	Equity

Balance at August 3, 2008	542	$20	(186)	$(6,812)	$337	$7,909	$(136)	$3	$1,321

Comprehensive income (loss)
Net earnings						667		—	667
Foreign currency translation adjustments, net of tax							(303)	—	(303)
Cash-flow hedges, net of tax							(17)		(17)
Pension and postretirement benefits, net of tax							22		22

Other comprehensive income (loss)							(298)	—	(298)

Total comprehensive income (loss)									369

Dividends ($.75 per share)						(269)			(269)
Treasury stock purchased			(13)	(409)					(409)
Treasury stock issued under management incentive and stock option plans			4	142	(21)				121

Balance at May 3, 2009	542	$20	(195)	$(7,079)	$316	$8,307	$(434)	$3	$1,133

Balance at August 2, 2009	542	$20	(199)	$(7,194)	$332	$8,288	$(718)	$3	$731

Comprehensive income (loss)
Net earnings						731		—	731
Foreign currency translation adjustments, net of tax							68	—	68
Cash-flow hedges, net of tax							4		4
Pension and postretirement benefits, net of tax							26		26

Other comprehensive income (loss)							98	—	98

Total comprehensive income (loss)									829

Dividends ($.80 per share)						(277)			(277)
Treasury stock purchased			(9)	(315)					(315)
Treasury stock issued under management incentive and stock option plans			4	132	(4)				128

Balance at May 2, 2010	542	$20	(204)	$(7,377)	$328	$8,742	$(620)	$3	$1,096

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
     In September 2006, the FASB issued authoritative guidance for fair value measurements, which establishes a definition of fair value, provides a framework for measuring fair value and expands the disclosure requirements about fair value measurements. This guidance does not require any new fair value measurements but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued authoritative guidance which delayed by a year the effective date for certain nonfinancial assets and liabilities. The company adopted the provisions of the guidance for financial assets and liabilities in the first quarter of fiscal 2009. The adoption did not have a material impact on the consolidated financial statements. The company adopted the remaining provisions in the first quarter of fiscal 2010 for nonfinancial assets and liabilities, including goodwill and intangible assets. The adoption likewise did not have a material impact on the consolidated financial statements. See Note 13 for additional information.
     In January 2010, the FASB issued additional authoritative guidance related to fair value measurements and disclosures. The guidance requires disclosure of details of significant transfers in and out of Level 1 and Level 2 fair value measurements. Level 1 fair value measurements are based on unadjusted quoted market prices. Level 2 fair value measurements are based on significant inputs, other than Level 1, that are observable for the asset/liability through corroboration with observable market data. The guidance also clarifies the existing disclosure requirements for the level of disaggregation of fair value measurements and the disclosures on inputs and valuation techniques. The company adopted these provisions in the third quarter of fiscal 2010. The adoption did not have a material impact on the consolidated financial statements. In addition, the guidance requires a gross presentation of the activity within the Level 3 roll forward, separately presenting information about purchases, sales, issuances and settlements. The roll forward information must be provided by the company for the first quarter of fiscal 2012, as the provision is effective for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years.
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

Notes to Consolidated Financial Statements — (Continued)
     In April 2009, the FASB issued authoritative guidance related to interim disclosures about fair value of financial instruments. The company prospectively adopted the interim fair value disclosure guidance in the first quarter of fiscal 2010. The adoption did not have a material impact on the consolidated financial statements. The additional disclosures are included in Note 12.
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
     In December 2008, the FASB issued additional authoritative guidance related to employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of how investment allocation decisions are made, major categories of plan assets, valuation techniques used to measure the fair value of plan assets, the impact of measurements using significant unobservable inputs and concentrations of risk within plan assets. The disclosures about plan assets required by this additional guidance must be provided for fiscal years ending after December 15, 2009, and will be effective for the company for fiscal year-end 2010.
3. Discontinued Operations
     On March 18, 2008, the company completed the sale of its Godiva Chocolatier business for $850. The purchase price was subject to certain post-closing adjustments, which resulted in an additional $20 of proceeds. The company reflected the results of this business as discontinued operations in the consolidated statements of earnings. The company used approximately $600 of the net proceeds to purchase company stock. The company recognized a $4 benefit in Earnings from discontinued operations during the three-month period ended February 1, 2009, as a result of an adjustment to the tax liability associated with the sale.
4. Comprehensive Income (Loss)
     Total comprehensive income (loss) is comprised of net earnings, net foreign currency translation adjustments, net unamortized pension and postretirement benefits adjustments and net unrealized gains and losses on cash-flow hedges. Total comprehensive income for the three-month periods ended May 2, 2010, and May 3, 2009, was $203 and $275, respectively. Total comprehensive income for the nine-month periods ended May 2, 2010, and May 3, 2009, was $829 and $369, respectively.
     The components of Accumulated other comprehensive income (loss) consisted of the following:

	May 2,	August 2,
	2010	2009
Foreign currency translation adjustments, net of tax (1)	$161	$93
Cash-flow hedges, net of tax (2)	(16)	(20)
Unamortized pension and postretirement benefits, net of tax (3):
Net actuarial loss	(762)	(787)
Prior service cost	(3)	(4)

Total Accumulated other comprehensive income (loss)	$(620)	$(718)

(1)	Includes a tax expense of $3 as of May 2, 2010, and $7 as of August 2, 2009.

(2)	Includes a tax benefit of $9 as of May 2, 2010, and $11 as of August 2, 2009.

(3)	Includes a tax benefit of $438 as of May 2, 2010, and $442 as of August 2, 2009.

Notes to Consolidated Financial Statements — (Continued)
5. Goodwill and Intangible Assets
     The following table shows the changes in the carrying amount of goodwill by business segment:

			International
	U.S. Soup,	Baking	Soup, Sauces	North
	Sauces and	and	and	America
	Beverages	Snacking	Beverages	Foodservice	Total
Balance at August 2, 2009	$434	$700	$621	$146	$1,901
Foreign currency translation adjustment	—	70	(26)	—	44

Balance at May 2, 2010	$434	$770	$595	$146	$1,945

     The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	May 2,	August 2,
	2010	2009
Intangible Assets:
Non-amortizable intangible assets	$498	$508
Amortizable intangible assets	21	21

	519	529
Accumulated amortization	(7)	(7)

Total net intangible assets	$512	$522

     Non-amortizable intangible assets consist of trademarks. Amortizable intangible assets consist substantially of process technology and customer intangibles.
     Amortization related to these assets was less than $1 for the nine-month periods ended May 2, 2010, and May 3, 2009. The estimated aggregated amortization expense for each of the five succeeding fiscal years is less than $1 per year. Asset useful lives range from 10 to 20 years.
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

Notes to Consolidated Financial Statements — (Continued)
manufacturing agreements. Tangible assets of the company’s other segments are not allocated to the North America Foodservice operations. Depreciation, however, is allocated to North America Foodservice based on production hours.

	Three Months Ended		Nine Months Ended
	May 2,	May 3,	May 2,	May 3,
	2010	2009	2010	2009
Net sales
U.S. Soup, Sauces and Beverages	$848	$808	$3,056	$3,134
Baking and Snacking	477	431	1,496	1,380
International Soup, Sauces and Beverages	331	297	1,142	1,068
North America Foodservice	146	150	464	476

Total	$1,802	$1,686	$6,158	$6,058

	Three Months Ended		Nine Months Ended
	May 2,	May 3,	May 2,	May 3,
	2010	2009	2010	2009
Earnings before interest and taxes
U.S. Soup, Sauces and Beverages	$214	$195	$804	$779
Baking and Snacking(1)	76	57	249	193
International Soup, Sauces and Beverages	37	29	155	117
North America Foodservice(1)	(3)	13	40	34
Corporate(2)	(32)	(8)	(87)	(83)

Total	$292	$286	$1,161	$1,040

(1)	Earnings before interest and taxes of the North America Foodservice segment included $12 of restructuring charges in the three- and nine-month periods ended May 2, 2010. Earnings before interest and taxes of the Baking and Snacking and North America Foodservice segments included the effect of restructuring-related costs of $1 and $5, respectively, in the three-month period ended May 3, 2009. Earnings before interest and taxes of the Baking and Snacking and North America Foodservice segments included the effect of restructuring-related costs of $3 and $18, respectively, in the nine-month period ended May 3, 2009. See Note 7 for additional information on restructuring charges.

(2)	Represents unallocated corporate expenses. The three-month period ended May 3, 2009, included a favorable net adjustment on commodity hedge positions of $11. The nine-month period ended May 3, 2009, included unrealized losses on commodity hedges of $14.
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
     In 2009, the company recorded approximately $22 ($15 after tax or $.04 per share) of costs related to the 2008 initiatives in Cost of products sold. Approximately $17 ($12 after tax) of the costs represented accelerated depreciation on property, plant and equipment; approximately $4 ($2 after tax) related to other exit costs; and approximately $1 related to employee severance and benefit costs, including other pension charges. Of the amount recorded in 2009, costs of $6 ($4 after tax or $.01 per share) were recorded in the third quarter, while costs of $21 ($14 after tax or $.04 per share) were recorded through the nine-month period ended May 3, 2009. Approximately $17 ($12 after tax) of the costs represented accelerated depreciation on property, plant and equipment, and approximately $4 ($2 after tax) related to other exit costs.

Notes to Consolidated Financial Statements — (Continued)
     In the third quarter of 2010, the company recorded a restructuring charge of $12 ($8 after tax or $.02 per share) for pension benefit costs, which represented the final costs associated with the 2008 initiatives. The pension benefit costs were included in the pension obligation on the Consolidated Balance Sheets. See Note 10 to the Consolidated Financial Statements.
     A summary of restructuring reserves at May 2, 2010, is as follows:

	Accrued		Accrued
	Balance at		Balance at
	August 2,	Cash	May 2,
	2009	Payments	2010
Severance pay and benefits	$4	(3)	$1

     A summary of restructuring charges incurred in 2008 through 2010 by reportable segment is as follows:

			International
	U.S. Soup,	Baking	Soup, Sauces	North
	Sauces and	And	And	America
	Beverages	Snacking	Beverages	Foodservice	Total
Severance pay and benefits	$—	$14	$9	$35	$58
Asset impairment/accelerated depreciation	—	131	—	23	154
Other exit costs	—	2	—	2	4

	$—	$147	$9	$60	$216

8. Earnings per Share
     In June 2008, the FASB issued accounting guidance related to the calculation of earnings per share. The guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The company adopted and retrospectively applied the new guidance in the first quarter of fiscal 2010. The retrospective application of the provisions resulted in a reduction of previously reported basic net earnings per share of $.01, for the three-month period ended May 3, 2009. There was no change to the previously reported diluted net earnings per share for the three-month period ended May 3, 2009. For the nine-month period ended May 3, 2009, the retrospective application resulted in a reduction of the previously reported basic earnings per share from continuing operations and net earnings of $.03 and of the previously reported diluted earnings per share from continuing operations and net earnings of $.02. There was no change to the previously reported basic and diluted earnings per share from discontinued operations for the nine-month period ended May 3, 2009.
     The computation of basic and diluted earnings per share attributable to common shareowners is as follows:

	Three Months Ended		Nine Months Ended
	May 2,	May 3,	May 2,	May 3,
	2010	2009	2010	2009
Earnings from continuing operations	$168	$174	$731	$663
Less: Allocation to participating securities	(2)	(3)	(12)	(12)

Available to common shareowners	$166	$171	$719	$651

Earnings from discontinued operations	$—	$—	$—	$4
Less: Allocation to participating securities	—	—	—	—

Available to common shareowners	$—	$—	$—	$4

Net earnings	$168	$174	$731	$667
Less: Allocation to participating securities	(2)	(3)	(12)	(12)

Available to common shareowners	$166	$171	$719	$655

Weighted average shares outstanding — basic	339	350	341	354
Effect of dilutive securities: stock options	3	1	3	3

Weighted average shares outstanding — diluted	342	351	344	357

Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended		Nine Months Ended
	May 2,	May 3,	May 2,	May 3,
	2010	2009	2010	2009
Earnings from continuing operations per common share:
Basic	$.49	$.49	$2.11	$1.84

Diluted	$.49	$.49	$2.09	$1.82

Earnings from discontinued operations per common share:
Basic	$—	$—	$—	$.01

Diluted	$—	$—	$—	$.01

Net earnings per common share:
Basic	$.49	$.49	$2.11	$1.85

Diluted	$.49	$.49	$2.09	$1.83

     Stock options to purchase less than 1 million shares of capital stock for the nine-month period ended May 2, 2010, and stock options to purchase approximately 6 million and 3 million shares of capital stock for the three-month and nine-month periods ended May 3, 2009, respectively, were not included in the calculation of diluted earnings per share because the exercise price of the stock options exceeded the average market price of the capital stock and, therefore, would be antidilutive. There were no antidilutive stock options in the three-month period ended May 2, 2010.
     Additional historical information is as follows:

	Quarter Ended	Year-to-Date
	August 2,	August 2,	August 3,	July 29,
	2009	2009	2008	2007
Earnings from continuing operations	$69	$732	$671	$792
Less: Allocation to participating securities	(1)	(12)	(12)	(13)

Available to common shareowners — basic	$68	$720	$659	$779

Earnings from discontinued operations	$—	$4	$494	$62
Less: Allocation to participating securities	—	—	(10)	(1)

Available to common shareowners — basic	$—	$4	$484	$61

Net earnings	$69	$736	$1,165	$854
Less: Allocation to participating securities	(1)	(12)	(22)	(14)

Available to common shareowners — basic	$68	$724	$1,143	$840

Earnings from continuing operations	$69	$732	$671	$792
Less: Allocation to participating securities	(1)	(12)	(12)	(12)

Available to common shareowners — diluted	$68	$720	$659	$780

Earnings from discontinued operations	$—	$4	$494	$62
Less: Allocation to participating securities	—	—	(10)	(2)

Available to common shareowners — diluted	$—	$4	$484	$60

Net earnings	$69	$736	$1,165	$854
Less: Allocation to participating securities	(1)	(12)	(22)	(14)

Available to common shareowners — diluted	$68	$724	$1,143	$840

Weighted average shares outstanding — basic	346	352	373	386
Effect of dilutive securities: stock options	2	2	4	6

Weighted average shares outstanding — diluted	348	354	377	392

Earnings from continuing operations per common share:
Basic	$.20	$2.05	$1.77	$2.02

Diluted	$.20	$2.03	$1.75	$1.99

Notes to Consolidated Financial Statements — (Continued)

	Quarter Ended	Year-to-Date
	August 2,	August 2,	August 3,	July 29,
	2009	2009	2008	2007
Earnings from discontinued operations per common share:
Basic	$—	$.01	$1.30	$.16

Diluted	$—	$.01	$1.28	$.15

Net earnings per common share (1):
Basic	$.20	$2.06	$3.06	$2.18

Diluted	$.20	$2.05	$3.03	$2.14

(1)	The sum of the individual per share amounts does not equal due to rounding.
9. Noncontrolling Interest
     The company owns a 70% controlling interest in a Malaysian manufacturing company. The noncontrolling interest in this entity is included in Total equity in the Consolidated Balance Sheets. The earnings attributable to the noncontrolling interest were less than $1 for the three- and nine-month periods ended May 2, 2010, and May 3, 2009, and were included in Other expenses/(income) in the Consolidated Statements of Earnings.
10. Pension and Postretirement Benefits
     The company sponsors certain defined benefit plans and postretirement medical benefit plans for employees. Components of benefit expense were as follows:

	Three Months Ended				Nine Months Ended
	Pension		Postretirement		Pension		Postretirement
	May 2,	May 3,	May 2,	May 3,	May 2,	May 3,	May 2,	May 3,
	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$14	$11	$1	$1	$41	$34	$3	$3
Interest cost	30	30	4	5	91	91	14	16
Expected return on plan assets	(43)	(40)	—	—	(128)	(122)	—	—
Settlement costs	12	—	—	—	12	—	—	—
Amortization of prior service cost	1	1	—	—	2	2	—	—
Recognized net actuarial loss	12	4	1	—	36	13	1	—

Net periodic benefit expense	$26	$6	$6	$6	$54	$18	$18	$19

     The settlement costs in 2010 are related to the closure of a plant in Canada. The settlement costs are included in Restructuring charges in the Consolidated Statements of Earnings. See Note 7 for additional information.
     As of May 2, 2010, a contribution of $260 was made to a U.S. pension plan and contributions of $21 were made to non-U.S. pension plans. No additional U.S. pension plan contributions are expected this fiscal year. Contributions to non-U.S. pension plans are expected to be approximately $5 during the remainder of the fiscal year.
11. Taxes on Earnings
     In the third quarter of 2010, the company recorded deferred tax expense of $10 due to the enactment of U.S. health care legislation in March 2010. The law changed the tax treatment of subsidies to companies that provide prescription drug benefits to retirees. Accordingly, the company recorded the non-cash charge to reduce the value of the deferred tax asset associated with the subsidy.

Notes to Consolidated Financial Statements — (Continued)
12. Financial Instruments
     The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The fair value of short-term borrowings and long-term debt as of May 2, 2010, was $979 and $1,661, respectively, and was based on quoted market prices or pricing models using current market rates.
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
     The company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. The company minimizes the counterparty credit risk on these transactions by dealing only with leading, credit-worthy financial institutions having long-term credit ratings of “A” or better. In addition, the contracts are distributed among several financial institutions, thus minimizing credit-risk concentration. The company does not have credit-risk-related contingent features in its derivative instruments as of May 2, 2010.
Foreign Currency Exchange Risk
     The company is exposed to foreign currency exchange risk related to its international operations, including non-functional currency, intercompany debt and net investments in subsidiaries. The company is also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The company utilizes foreign exchange forward purchase and sale contracts as well as cross-currency swaps to hedge these exposures. The contracts are designated as cash-flow hedging instruments or are undesignated. The company typically hedges portions of its forecasted foreign currency transaction exposure with foreign exchange forward contracts for up to 18 months. To hedge currency exposures related to intercompany debt, cross-currency swap contracts are entered into for periods consistent with the underlying debt. As of May 2, 2010, cross-currency swap contracts mature in 2010 through 2014. Principal currencies hedged include the Australian dollar, euro, Canadian dollar, Swedish krona, New Zealand dollar, British pound and Japanese yen. The notional amount of foreign exchange forward and cross-currency swap contracts accounted for as cash-flow hedges was $339 and $325 at May 2, 2010, and May 3, 2009, respectively. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Statements of Earnings on the same line item and same period in which the underlying hedge transaction affects earnings. The notional amount of foreign exchange forward and cross-currency swap contracts that are not designated as accounting hedges was $852 and $726 at May 2, 2010, and May 3, 2009, respectively.
Interest Rate Risk
     The company manages its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain its variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. The notional amount of outstanding fair-value interest rate swaps totaled $500 at May 2, 2010, and May 3, 2009. These swaps mature in fiscal 2013 through fiscal 2014.
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

Notes to Consolidated Financial Statements — (Continued)
Commodity Price Risk
     The company principally uses a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. The company also enters into commodity futures and options contracts to reduce the volatility of price fluctuations of natural gas, diesel fuel, wheat, soybean oil, cocoa, aluminum and corn, which impact the cost of raw materials. Commodity futures and option contracts are accounted for as cash-flow hedges or are not designated as accounting hedges. Commodity futures and option contracts are typically entered into to hedge a portion of commodity requirements for periods up to 18 months. The notional amount of commodity contracts accounted for as cash-flow hedges was $13 and $23 at May 2, 2010, and May 3, 2009, respectively. The notional amount of commodity contracts that are not designated as accounting hedges was $46 and $64 at May 2, 2010, and May 3, 2009, respectively. As of May 2, 2010, all commodity contracts mature within 12 months.
Equity Price Risk
     The company hedges a portion of exposures relating to certain deferred compensation obligations linked to the total return of the Standard & Poor’s 500 Index, the total return of the company’s capital stock and the total return of the Puritan Fund. Under these contracts, the company pays variable interest rates and receives from the counterparty either the total return of the Standard & Poor’s 500 Index, the total return on company capital stock, or the total return of the Puritan Fund. These instruments are not designated as hedges for accounting purposes. The contracts are typically entered into for periods not exceeding 12 months. The notional amount of the company’s deferred compensation hedges as of May 2, 2010, and May 3, 2009, were $72 and $43, respectively.
     The following table summarizes the fair value of derivative instruments recorded in the Consolidated Balance Sheets as of May 2, 2010, and August 2, 2009:

		May 2,	August 2,
	Balance Sheet Classification	2010	2009
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$1	$1
Cross-currency swap contracts	Other current assets	—	3
Interest rate swaps	Other assets	41	38

Total derivatives designated as hedges		$42	$42

Derivatives not designated as hedges:
Foreign exchange forward contracts	Other current assets	$—	$3
Commodity contracts	Other current assets	4	6
Cross-currency swap contracts	Other current assets	11	—
Cross-currency swap contracts	Other assets	—	7
Deferred compensation contracts	Other current assets	2	4

Total derivatives not designated as hedges		$17	$20

Total asset derivatives		$59	$62

Notes to Consolidated Financial Statements — (Continued)

		May 2,	August 2,
	Balance Sheet Classification	2010	2009
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$3	$3
Commodity contracts	Accrued liabilities	1	—
Cross-currency swap contracts	Accrued liabilities	2	1
Interest rate swaps	Accrued liabilities	5	—
Cross-currency swap contracts	Other liabilities	25	31

Total derivatives designated as hedges		$36	$35

Derivatives not designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$4	$11
Commodity contracts	Accrued liabilities	3	6
Cross-currency swap contracts	Accrued liabilities	30	5
Cross-currency swap contracts	Other liabilities	5	8

Total derivatives not designated as hedges		$42	$30

Total liability derivatives		$78	$65

     The derivative assets and liabilities are presented on a gross basis in the table. Certain derivative asset and liability balances, including cash collateral, are offset in the balance sheet when a legally enforceable right of offset exists.
     The following tables show the effect of the company’s derivative instruments designated as cash-flow hedges for the three- and nine-month periods ended May 2, 2010, and May 3, 2009, on other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:
Derivatives Designated as Cash-Flow Hedges

		Total
		Cash-Flow
		Hedge
		OCI Activity
Three Months Ended May 2, 2010, and May 3, 2009		2010	2009
OCI derivative gain/(loss) at beginning of quarter		$(22)	$(14)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		(6)	(4)
Cross-currency swap contracts		1	(2)
Forward starting interest rate swaps		(3)	—
Commodity contracts		1	2
Amount of (gain) or loss reclassified from OCI to earnings:	Location in Earnings

Foreign exchange forward contracts	Other expenses/income	—	(1)
Foreign exchange forward contracts	Cost of products sold	4	(3)
Forward starting interest rate swaps	Interest expense	—	—
Commodity contracts	Cost of products sold	—	4

OCI derivative gain/(loss) at end of quarter		$(25)	$(18)

Notes to Consolidated Financial Statements — (Continued)

		Total
		Cash-Flow
		Hedge
		OCI Activity
Nine Months Ended May 2, 2010, and May 3, 2009		2010	2009
OCI derivative gain/(loss) at beginning of year		$(31)	$8
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		(7)	7
Cross-currency swap contracts		3	(5)
Forward starting interest rate swaps		(5)	(15)
Commodity contracts		—	(11)
Amount of (gain) or loss reclassified from OCI to earnings:	Location in Earnings

Foreign exchange forward contracts	Other expenses/income	(1)	(2)
Foreign exchange forward contracts	Cost of products sold	14	(4)
Forward starting interest rate swaps	Interest expense	1	—
Commodity contracts	Cost of products sold	1	4

OCI derivative gain/(loss) at end of quarter		$(25)	$(18)

     The amount expected to be reclassified from other comprehensive income into earnings within the next 12 months is a loss of $9. The ineffective portion and amount excluded from effectiveness testing were not material.
     The following tables show the effect of the company’s derivative instruments designated as fair-value hedges on the Consolidated Statements of Earnings:

		Amount of		Amount of
		Gain or (Loss)		Gain or (Loss)
		Recognized in Earnings		Recognized in Earnings
		on Derivatives		on Hedged Item
Derivatives Designated	Location of Gain or (Loss)	May 2,	May 3,	May 2,	May 3,
as Fair-Value Hedges	Recognized in Earnings	2010	2009	2010	2009
Three Months Ended
Interest rate swaps	Interest expense	$(2)	$(1)	$2	$1

Nine Months Ended
Interest rate swaps	Interest expense	$3	$29	$(3)	$(29)

     The following table shows the effects of the company’s derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

		Amount of Gain or (Loss)
		Recognized in Earnings
		On Derivatives
		Three Months Ended		Nine Months Ended
	Location of Gain or (Loss)	May 2,	May 3,	May 2,	May 3,
Derivatives not Designated as Hedges	Recognized in Earnings	2010	2009	2010	2009
Foreign exchange forward contracts	Other expenses/income	$1	$4	$(3)	$7
Foreign exchange forward contracts	Cost of products sold	—	1	—	2
Cross-currency swap contracts	Other expenses/income	(9)	(33)	(19)	92
Commodity contracts	Cost of products sold	3	—	—	(29)
Deferred compensation contracts	Administrative expenses	6	(3)	10	(16)

Total		$1	$(31)	$(12)	$56

13. Fair Value Measurements
     The company is required to categorize financial assets and liabilities based on the following fair value hierarchy:
•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

Notes to Consolidated Financial Statements — (Continued)
•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
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
     The following table presents the company’s financial assets and liabilities that are measured at fair value on a recurring basis at May 2, 2010, consistent with the fair value hierarchy:

	Fair Value	Fair Value Measurements at
	as of	May 2, 2010 Using
	May 2,	Fair Value Hierarchy
	2010	Level 1	Level 2	Level 3
Assets
Interest rate swaps (1)	$41	$—	$41	$—
Foreign exchange forward contracts (2)	1	—	1	—
Cross-currency swap contracts (3)	11	—	11	—
Deferred compensation derivatives (4)	2	—	2	—
Commodity derivatives (5)	4	4	—	—

Total assets at fair value	$59	$4	$55	$—

	Fair Value	Fair Value Measurements at
	as of	May 2, 2010 Using
	May 2,	Fair Value Hierarchy
	2010	Level 1	Level 2	Level 3
Liabilities
Interest rate swaps (1)	$5	$—	$5	$—
Foreign exchange forward contracts (2)	7	—	7	—
Cross-currency swap contracts (3)	62	—	62	—
Commodity derivatives (5)	4	4	—	—
Deferred compensation obligation (6)	148	96	52	—

Total liabilities at fair value	$226	$100	$126	$—

(1)	Based on LIBOR swap rates.

(2)	Based on observable market transactions of spot currency rates and forward rates.

(3)	Based on observable local benchmarks for currency and interest rates.

(4)	Based on LIBOR and equity index swap rates.

(5)	Based on quoted futures exchanges.

(6)	Based on the fair value of the participants’ investments.
14. Share Repurchase Programs
     In June 2008, the company’s Board of Directors authorized the purchase of up to $1,200 of company stock through fiscal 2011. This program began in fiscal 2009. In addition to this publicly announced program, the company repurchases shares to offset the impact of dilution from shares issued under the company’s stock compensation plans.
     During the nine-month period ended May 2, 2010, the company repurchased 9 million shares at a cost of $315. Of this amount, $182 was used to repurchase shares pursuant to the company’s June 2008 publicly announced share repurchase program. Approximately $618 remains available under this program as of May 2, 2010.

Notes to Consolidated Financial Statements — (Continued)
     During the nine-month period ended May 3, 2009, the company repurchased 13 million shares at a cost of $409. Of this amount, $291 was used to repurchase shares pursuant to the company’s June 2008 publicly announced share repurchase program.
15. Stock-based Compensation
     The company provides compensation benefits by issuing unrestricted stock, restricted stock and restricted stock units (including EPS performance restricted stock/units and total shareowner return (TSR) performance restricted stock/units). In previous fiscal years, the company also issued stock options and stock appreciation rights to provide compensation benefits.
     Total pre-tax stock-based compensation recognized in Earnings from continuing operations was $23 and $19 for the three-month periods ended May 2, 2010, and May 3, 2009, respectively. Tax-related benefits of $8 and $7 were also recognized for the three-month periods ended May 2, 2010, and May 3, 2009, respectively. Total pre-tax stock-based compensation recognized in Earnings from continuing operations was $68 and $63 for the nine-month periods ended May 2, 2010, and May 3, 2009, respectively. Tax-related benefits of $25 and $23 were also recognized for the nine-month periods ended May 2, 2010, and May 3, 2009, respectively. Cash received from the exercise of stock options was $75 and $69 for the nine-month periods ended May 2, 2010, and May 3, 2009, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
     The following table summarizes stock option activity as of May 2, 2010:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
	(Options in thousands)
Outstanding at August 2, 2009	17,552	$27.08
Granted	—	$—
Exercised	(2,724)	$27.93
Terminated	(82)	$34.02

Outstanding at May 2, 2010	14,746	$26.84	2.8	$133

Exercisable at May 2, 2010	14,746	$26.84	2.8	$133

     The total intrinsic value of options exercised during the nine-month periods ended May 2, 2010, and May 3, 2009, was $17 and $30, respectively. As of January 2009, compensation related to stock options was fully expensed. The company measured the fair value of stock options using the Black-Scholes option pricing model.
     The following table summarizes time-lapse restricted stock/units and EPS performance restricted stock/units as of May 2, 2010:

		Weighted-
		Average
		Grant-Date
	Shares/Units	Fair Value
	(Restricted stock/units in thousands)
Nonvested at August 2, 2009	2,073	$38.17
Granted	1,395	$32.21
Vested	(955)	$37.66
Forfeited	(87)	$35.43

Nonvested at May 2, 2010	2,426	$35.04

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
     As of May 2, 2010, total remaining unearned compensation related to nonvested time-lapse restricted stock/units and EPS performance restricted stock/units was $43, which will be amortized over the weighted-average remaining service period of 1.8 years.

Notes to Consolidated Financial Statements — (Continued)
The fair value of restricted stock/units vested during the nine-month periods ended May 2, 2010, and May 3, 2009, was $31 and $47, respectively. The weighted-average grant-date fair value of the restricted stock/units granted during the nine-month period ended May 3, 2009, was $39.59.
     The following table summarizes TSR performance restricted stock/units as of May 2, 2010:

		Weighted-
		Average
		Grant-Date
	Shares/Units	Fair Value
	(Restricted stock/units in thousands)
Nonvested at August 2, 2009	3,349	$36.08
Granted	1,518	$33.84
Vested	(950)	$26.43
Forfeited	(289)	$31.77

Nonvested at May 2, 2010	3,628	$38.01

     The fair value of TSR performance restricted stock/units is estimated at the grant date using a Monte Carlo simulation. Expense is recognized on a straight-line basis over the service period. As of May 2, 2010, total remaining unearned compensation related to TSR performance restricted stock/units was $64, which will be amortized over the weighted-average remaining service period of 1.9 years. In the first quarter of fiscal 2010, recipients of TSR performance restricted stock/units earned 85% of their initial grants based upon the company’s total shareowner return ranking in a performance peer group during a three-year period ended July 31, 2009. As a result, approximately 165,000 shares were forfeited. The total fair value of TSR performance restricted stock/units vested during the nine-month periods ended May 2, 2010, and May 3, 2009, was $31 and $57, respectively. The grant-date fair value of TSR performance restricted stock/units granted during the nine-month period ended May 3, 2009, was $47.20.
     Prior to fiscal 2009, employees could elect to defer all types of restricted stock awards. These awards are classified as liabilities because of the possibility that they may be settled in cash. The fair value is adjusted quarterly. Total cash paid to settle the liabilities during the nine-month periods ended May 2, 2010, and May 3, 2009, was not material.
     The excess tax benefits on the exercise of stock options and vested restricted stock presented as cash flows from financing activities for the nine-month periods ended May 2, 2010, and May 3, 2009, were $6 and $18, respectively.
16. Inventories

	May 2,	August 2,
	2010	2009
Raw materials, containers and supplies	$226	$324
Finished products	413	500

	$639	$824

17. Supplemental Cash Flow Information
     Other cash used in operating activities for the nine-month periods is comprised of the following:

	May 2,	May 3,
	2010	2009
Benefit related payments	$(47)	$(41)
Other	(9)	8

	$(56)	$(33)

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
Executive Summary
     This Executive Summary provides significant highlights from the discussion and analysis that follows.
•	Net sales increased 7% in the quarter to $1.802 billion.
•	Currency translation contributed 5 percentage points of sales growth.

•	U.S. soup sales increased 2% on volume gains of 5%. U.S. beverages sales increased 13%.
•	Gross profit, as a percent of sales, increased to 41.2% in the quarter, reflecting cost savings from productivity initiatives.

•	Net earnings per share for the quarter of $.49 were comparable to the prior year. The current quarter included $.05 of expenses from items that impacted comparability, as discussed below.

•	For the first nine months of 2010, cash from operations increased to $859 million.
Items Impacting Comparability
     The following items impacted the comparability of net earnings and net earnings per share:
Continuing Operations
•	In the third quarter of fiscal 2010, the company recorded a restructuring charge of $12 million ($8 million after tax or $.02 per share) for pension benefit costs related to the previously announced initiatives to improve operational efficiency and long-term profitability. In the third quarter of fiscal 2009, the company recorded pre-tax restructuring-related costs of $6 million ($4 million after tax or $.01 per share) in Cost of products sold associated with the previously announced initiatives. In the nine months ended May 3, 2009, the company recorded pre-tax restructuring-related costs of $21 million ($14 million after tax or $.04 per share) in Cost of products sold. See Note 7 to the Consolidated Financial Statements for additional information.

•	In the third quarter of fiscal 2010, the company recorded deferred tax expense of $10 million, or $.03 per share, to reduce deferred tax assets as a result of the U.S. health care legislation enacted in March 2010. The law changed the tax treatment of subsidies to companies that provide prescription drug benefits to retirees.

•	In the third quarter of fiscal 2009, the company recognized an $11 million ($7 million after tax or $.02 per share) favorable net adjustment in Cost of products sold on commodity hedge positions. The year-to-date impact in 2009 from open commodity hedges was $14 million ($9 million after tax or $.03 per share) of unrealized losses.
Discontinued Operations
•	In the second quarter of 2009, the company recorded a $4 million tax benefit ($.01 per share) related to the sale of the Godiva Chocolatier business.

     The items impacting comparability are summarized below:

	Three Months Ended				Nine Months Ended
	May 2,		May 3,		May 2,		May 3,
	2010		2009		2010		2009
	Earnings	EPS	Earnings	EPS	Earnings	EPS	Earnings	EPS
(Millions, except per share amounts)	Impact	Impact	Impact	Impact	Impact	Impact	Impact	Impact

Earnings from continuing operations	$168	$.49	$174	$.49	$731	$2.09	$663	$1.82

Earnings from discontinued operations	$—	$—	$—	$—	$—	$—	$4	$.01

Net earnings	$168	$.49	$174	$.49	$731	$2.09	$667	$1.83

Continuing operations:
Deferred tax expense from U.S. health care legislation	$(10)	$(.03)	$—	$—	$(10)	$(.03)	$—	$—
Restructuring charges and related costs	(8)	(.02)	(4)	(.01)	(8)	(.02)	(14)	(.04)
Unrealized gains (losses) on commodity hedges	—	—	7	.02	—	—	(9)	(.03)

Discontinued operations:
Tax benefit from sale of Godiva Chocolatier business	—	—	—	—	—	—	4	.01

Impact of significant items on net earnings	$(18)	$(.05)	$3	$.01	$(18)	$(.05)	$(19)	$(.06)

Earnings from Continuing and Discontinued Operations
     The company reported earnings from continuing operations of $168 million for the quarter ended May 2, 2010, versus $174 million in the comparable quarter a year ago. Earnings per share from continuing operations were $.49 in both periods. After adjusting for the items impacting comparability, earnings from continuing operations for the quarter increased primarily due to an improved gross margin percentage, higher sales, and the impact of currency, partially offset by higher administrative expenses. Earnings per share from continuing operations in the current quarter benefited from a reduction in the weighted average diluted shares outstanding, which was primarily due to share repurchases under the company’s strategic share repurchase program. Earnings per share from continuing operations were positively impacted by $.03 from currency translation.
     For the nine months ended May 2, 2010, earnings from continuing operations were $731 million compared to $663 million a year ago. Earnings per share from continuing operations were $2.09 compared to $1.82 a year ago. After adjusting for the items impacting comparability, earnings from continuing operations in the current period increased primarily due to an improved gross margin percentage, the impact of currency, and lower advertising expenses partially offset by lower sales volumes and increased administrative costs. Earnings per share from continuing operations in the current period benefited from a reduction in the weighted average diluted shares outstanding, which was primarily due to share repurchases under the company’s strategic share repurchase program. Earnings per share from continuing operations were positively impacted by $.08 from currency translation.
     Earnings from discontinued operations of $4 million, or $.01 per share, for the nine-months ended May 3, 2009, represented an adjustment to the tax liability associated with the sale of the Godiva Chocolatier business.
Basis of Presentation
     All earnings per share amounts included in Management’s Discussion and Analysis are presented on a diluted basis.
     In June 2008, the Financial Accounting Standards Board (FASB) issued accounting guidance related to the calculation of earnings per share. The guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The company adopted and retrospectively applied the new guidance in the first quarter of 2010. The retrospective application of the provisions resulted in a reduction of previously reported basic net earnings per share of $.01 for the three-month period ended May 3, 2009. There was no change to the previously reported diluted net earnings per share for the three-month period ended May 3, 2009. The retrospective application of the provisions resulted in a reduction of previously reported basic earnings per share from continuing operations and net earnings of $.03 and of the previously reported diluted earnings per share from continuing operations and net earnings of $.02, for the nine-month period ended May 3, 2009. There was no change to the previously reported basic and diluted earnings per share from discontinued operations for the nine-month period ended May 3, 2009. See Note 8 to the Consolidated Financial Statements for additional information.
THIRD-QUARTER DISCUSSION AND ANALYSIS
Sales
     An analysis of net sales by reportable segment follows:

	2010	2009	% Change
	(Millions)
U.S. Soup, Sauces and Beverages	$848	$808	5%
Baking and Snacking	477	431	11
International Soup, Sauces and Beverages	331	297	11
North America Foodservice	146	150	(3)

	$1,802	$1,686	7%

     An analysis of percent change of net sales by reportable segment follows:

			International
	U.S. Soup,	Baking	Soup, Sauces	North
	Sauces and	and	and	America
	Beverages	Snacking	Beverages	Foodservice	Total
Volume and Mix	8%	3%	(2)%	(5)%	4%
Price and Sales Allowances	1	1	—	—	1
Increased Promotional Spending (1)	(4)	(3)	—	(1)	(3)
Currency	—	9	13	3	5
Acquisitions/(Divestitures)	—	1	—	—	—

	5%	11%	11%	(3)%	7%

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.
     In U.S. Soup, Sauces and Beverages, U.S. soup sales increased 2% as 5% volume growth was partly offset by increased promotional spending. Further details below:
•	Sales of Campbell’s condensed soups declined 1% with declines in cooking and eating varieties, as increased promotional spending was only partially offset by volume gains.

•	Sales of ready-to-serve soups increased 4%. Volume gains in Campbell’s Chunky and Select Harvest canned soups were partially offset by increased promotional spending and declines in microwavable varieties.

•	Broth sales increased 9%.
     Beverage sales increased 13% driven by volume gains. V8 V-Fusion juice sales increased significantly due to increased advertising and promotional activity and successful new item launches. Sales of V8 vegetable juice and V8 Splash juice drinks contributed to sales growth as both benefitted from increased promotional activity. Sauce sales improved reflecting gains in Prego pasta sauce and double-digit growth in Pace Mexican sauce.
     In Baking and Snacking, sales at Pepperidge Farm increased primarily due to the acquisition of Ecce Panis, Inc. in May 2009 and gains in the cookies and crackers business. In the Pepperidge Farm cookies and crackers business, sales increased reflecting the solid growth of Goldfish snack crackers, partly offset by a decline in cookies. In Australia, sales increased due to currency and growth in Arnott’s, led by chocolate snacks, partially offset by declines in both savory and sweet biscuit products.

     In International Soup, Sauces and Beverages, sales increased primarily due to currency. In Europe, sales increased primarily due to currency and higher sales in Germany, partly offset by lower sales in France. In Asia Pacific, sales increased primarily due to currency. In Canada, sales increased due to currency, partially offset by lower soup sales.
     In North America Foodservice, sales declined primarily due to continued weakness in the food service sector.
Gross Profit
     Gross profit, defined as Net sales less Cost of products sold, increased by $58 million in 2010. As a percent of sales, gross profit increased from 40.6% in 2009 to 41.2% in 2010. The percentage point increase was due to productivity improvements (approximately 2.1 percentage points), higher selling prices (approximately 0.4 percentage point), and costs in the prior year related to the initiatives to improve operational efficiency and long-term profitability (approximately 0.4 percentage point), partially offset by increased promotional spending (approximately 1.4 percentage points), a favorable adjustment on commodity hedge positions in the prior year (approximately 0.7 percentage point), unfavorable mix (approximately 0.1 percentage point), and the impact of cost inflation and other factors (approximately 0.1 percentage point).
Marketing and Selling Expenses
     Marketing and selling expenses as a percent of sales were 14.0% in 2010 and 14.6% in 2009. Marketing and selling expenses increased 2% in 2010 from 2009. The increase was primarily due to the impact of currency (approximately 4 percentage points) and higher selling expenses (approximately 2 percentage points), partially offset by lower advertising and consumer promotion expenses (approximately 4 percentage points). The lower advertising expenses were due in part to a reduction in media rates and a shift to trade promotion in many businesses.
Administrative Expenses
     Administrative expenses as a percent of sales were 8.7% in 2010 and 7.7% in 2009. Administrative expenses increased by 21% in 2010 from 2009, primarily due to an increase in employee benefit costs, including equity-related benefit expenses and pension costs (approximately 14 percentage points), the impact of currency (approximately 4 percentage points), and higher general administrative costs (approximately 3 percentage points).
Operating Earnings
     Segment operating earnings increased 10% in 2010 from 2009.
     An analysis of operating earnings by segment follows:

	2010(1)	2009(2)	% Change
	(Millions)
U.S. Soup, Sauces and Beverages	$214	$195	10%
Baking and Snacking	76	57	33
International Soup, Sauces and Beverages	37	29	28
North America Foodservice	(3)	13	(123)

	324	294	10%
Corporate	(32)	(8)

	$292	$286

(1)	Operating earnings for the North America Foodservice segment included $12 million of restructuring charges. See Note 7 for additional information on restructuring charges.

(2)	Operating earnings by segment included the effect of restructuring-related costs of $1 million in Baking and Snacking and $5 million in North America Foodservice, and a favorable net adjustment on commodity hedge positions of $11 million in Corporate. See Note 7 to the Consolidated Financial Statements for additional information on restructuring charges.
     Earnings from U.S. Soup, Sauces and Beverages increased 10% in 2010 versus 2009 primarily due to higher sales and an improved gross margin percentage.

     Earnings from Baking and Snacking increased 33% in 2010 versus 2009 primarily due to the impact of currency and margin growth in Pepperidge Farm. The prior year included $1 million in costs related to the initiatives to improve operational efficiency and long-term profitability.
     Earnings from International Soup, Sauces and Beverages increased 28% in 2010 versus 2009. The increase in operating earnings was due to the impact of currency and margin growth in Europe, partially offset by a decline in Canada.
     Earnings from North America Foodservice in 2010 decreased $16 million to a loss of $3 million from earnings of $13 million in 2009. The current year included $12 million in restructuring charges related to the initiatives to improve operational efficiency and long-term profitability, and the prior year included $5 million in costs related to the restructuring. The remaining decrease was primarily due to lower manufacturing costs in the prior year and lower sales in the current year.
     Corporate expenses increased from $8 million in 2009 to $32 million in 2010. The prior year included an $11 million favorable net adjustment on commodity hedge positions. The remainder of the increase was due primarily to higher equity-related benefit costs.
Interest Expense/Income
     Interest expense increased to $29 million from $26 million in the prior year, primarily due to an increase in fixed-rate debt, partially offset by lower average short-term rates.
Taxes on Earnings
     The effective tax rate for the current quarter was 36.6%. The effective rate for the year-ago quarter was 33.1%. The increase in the effective rate was primarily due to deferred tax expense of $10 million recognized in the current quarter as a result of the enactment of U.S. health care legislation in March 2010. The law changed the tax treatment of subsidies to companies that provide prescription drug benefits to retirees. The company recorded the adjustment to reduce the value of the deferred tax asset associated with the subsidy.
NINE-MONTH DISCUSSION AND ANALYSIS
Sales
     An analysis of net sales by reportable segment follows:

	2010	2009	% Change
	(Millions)
U.S. Soup, Sauces and Beverages	$3,056	$3,134	(2)%
Baking and Snacking	1,496	1,380	8
International Soup, Sauces and Beverages	1,142	1,068	7
North America Foodservice	464	476	(3)

	$6,158	$6,058	2%

     An analysis of percent change of net sales by reportable segment follows:

			International
	U.S. Soup,	Baking	Soup, Sauces	North
	Sauces and	and	And	America
	Beverages	Snacking	Beverages	Foodservice	Total
Volume and Mix	(2)%	2%	(2)%	(4)%	(1)%
Price and Sales Allowances	2	1	3	—	2
Increased Promotional Spending (1)	(2)	(3)	(2)	(1)	(2)
Currency	—	7	9	2	3
Acquisitions/(Divestitures)	—	1	(1)	—	—

	(2)%	8%	7%	(3)%	2%

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.
     In U.S. Soup, Sauces and Beverages, U.S. soup sales decreased 4%, due to the following:
•	Sales of Campbell’s condensed soups declined 1%, as declines in eating varieties were partially offset by gains in cooking varieties.

•	Sales of ready-to-serve soups decreased 10%.

•	Broth sales increased 2%.
     Beverage sales increased primarily due to higher sales of V8 V-Fusion juice, partly offset by lower sales of V8 vegetable juice. Prego pasta sauce sales increased, while Pace Mexican sauce sales declined slightly.
     In Baking and Snacking, sales at Pepperidge Farm increased primarily due to the acquisition of Ecce Panis, Inc. in May 2009. Within Pepperidge Farm, sales in the bakery business increased due to the acquisition, partially offset by a decline in the base business. In the Pepperidge Farm cookies and crackers business, sales increased reflecting the growth of Goldfish snack crackers, partly offset by a decline in cookies. Sales declined in the Pepperidge Farm frozen business. In Australia, sales increased due to currency and growth in Arnott’s products.
     In International Soup, Sauces and Beverages, sales increased primarily due to currency, partly offset by the divestiture of the company’s French sauce and mayonnaise business in September 2008. In Europe, sales increased due to currency, partly offset by the divestiture and lower sales in Germany. In Asia Pacific, sales increased primarily due to currency and gains in Japan. In Canada, sales increased due to currency.
     In North America Foodservice, sales declined primarily due to continued weakness in the food service sector.
Gross Profit
     Gross profit, defined as Net sales less Cost of products sold, increased by $144 million in 2010. As a percent of sales, gross profit increased from 39.5% in 2009 to 41.2% in 2010. The percentage point increase was due to productivity improvements (approximately 2.1 percentage points), higher selling prices (approximately 1.0 percentage point), unrealized losses on commodity hedges in the prior year (approximately 0.2 percentage point), costs in the prior year related to the initiatives to improve operational efficiency and long-term profitability (approximately 0.4 percentage point), and favorable mix (approximately 0.1 percentage point), partially offset by increased promotional spending (approximately 1.1 percentage points), and the impact of cost inflation and other factors (approximately 1.0 percentage point).
Marketing and Selling Expenses
     Marketing and selling expenses as a percent of sales were 13.6% in 2010 and 14.3% in 2009. Marketing and selling expenses decreased 4% in 2010 from 2009. The decrease was primarily due to lower advertising expenses (approximately 5 percentage points), and lower other marketing expenses (approximately 2 percentage points), partially offset by the impact of currency (approximately 2 percentage points) and higher selling expenses (approximately 1 percentage point). The lower advertising expenses in the current year reflected a reduction in media rates and a shift to trade promotion in many of the businesses.

Administrative Expenses
     Administrative expenses as a percent of sales were 7.1% in 2010 and 6.7% in 2009. Administrative expenses increased by 8% in 2010 from 2009, primarily due to an increase in employee benefit costs, including equity-related benefit expenses and pension expense, (approximately 5 percentage points), and the impact of currency (approximately 3 percentage points).
Operating Earnings
     Segment operating earnings increased 11% in 2010 from 2009.
     An analysis of operating earnings by segment follows:

	2010(1)	2009(2)	% Change
	(Millions)
U.S. Soup, Sauces and Beverages	$804	$779	3%
Baking and Snacking	249	193	29
International Soup, Sauces and Beverages	155	117	32
North America Foodservice	40	34	18

	1,248	1,123	11%
Corporate	(87)	(83)

	$1,161	$1,040

(1)	Operating earnings for the North America Foodservice segment included $12 million of restructuring charges. See Note 7 for additional information on restructuring charges.

(2)	Operating earnings by segment included the effect of restructuring-related costs of $3 million in Baking and Snacking and $18 million in North America Foodservice, and unrealized losses on commodity hedges of $14 million in Corporate. See Note 7 to the Consolidated Financial Statements for additional information on restructuring charges.
     Earnings from U.S. Soup, Sauces and Beverages increased 3% in 2010 versus 2009 due to an improvement in gross margin percentage, and lower advertising expenses, partially offset by lower sales.
     Earnings from Baking and Snacking increased 29% in 2010 versus 2009. The prior year included $3 million in restructuring-related costs. The increase in operating earnings was due to the impact of currency and margin growth in Pepperidge Farm and Arnott’s.
     Earnings from International Soup, Sauces and Beverages increased 32% in 2010 versus 2009. The increase in operating earnings was primarily due to the impact of currency and growth in the businesses in Europe.
     Earnings from North America Foodservice increased to $40 million in 2010 from $34 million in 2009. The current year included $12 million in restructuring charges, and the prior year included $18 million in restructuring-related costs.
     Corporate expenses increased from $83 million in 2009 to $87 million in 2010. The prior year included $14 million in unrealized losses on commodity hedges. The current year increase was primarily due to higher equity-related benefit costs.
Interest Expense/Income
     Interest expense decreased to $84 million from $85 million in the prior year, primarily due to lower average interest rates, partially offset by higher average debt levels.
Taxes on Earnings
     The effective tax rate for the current period was 32.4%. The effective rate for the year-ago period was 30.7%. The current year included $10 million of deferred tax expense to reduce deferred tax assets resulting from the enacted changes in U.S. health care legislation in March 2010. The remaining increase in the effective rate was primarily due to higher state taxes in the U.S.

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
     In 2009, the company recorded approximately $22 million ($15 million after tax or $.04 per share) of costs related to the 2008 initiatives in Cost of products sold. Approximately $17 million ($12 million after tax) of the costs represented accelerated depreciation on property, plant and equipment; approximately $4 million ($2 million after tax) related to other exit costs; and approximately $1 million related to employee severance and benefit costs, including other pension charges. Of the amount recorded in 2009, costs of $21 million ($14 million after tax or $.04 per share) were recorded through the end of the third quarter. Approximately $17 million ($12 million after tax) of the costs represented accelerated depreciation on property, plant and equipment, and approximately $4 million ($2 million after tax) related to other exit costs.
     In the third quarter of 2010, the company recorded a restructuring charge of $12 million ($8 million after tax or $.02 per share) for pension benefit costs, which represented the final costs associated with the 2008 initiatives.
     In aggregate, the company incurred pre-tax costs of approximately $216 million in 2008 through 2010 by segment as follows: Baking and Snacking — $147 million, International Soup, Sauces and Beverages — $9 million and North America Foodservice — $60 million.
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
     The company generated cash from operations of $859 million in 2010, compared to $806 million last year. The increase was primarily due to improvements in working capital requirements and higher earnings, partially offset by a $260 million contribution to a U.S. pension plan.
     Capital expenditures were $177 million in 2010 compared to $176 million a year ago. Capital expenditures in 2010 included expansion and enhancements of the company’s corporate headquarters (approximately $25 million), expansion of Arnott’s production capacity (approximately $15 million), the ongoing implementation of SAP in Australia and New Zealand (approximately $12 million) and expansion of Pepperidge Farm’s production capacity (approximately $9 million). Capital expenditures are expected to total approximately $350 million in 2010.
     Net cash provided by investing activities in 2009 included the proceeds from the sale of the sauce and mayonnaise business in France, net of cash divested.
     Excluding shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares and for stock option exercises, the company repurchased 9 million shares at a cost of $315 million during the nine-month period in 2010 and 13 million shares at a cost of $409 million during the nine-month period in 2009. Approximately 5 million of the shares repurchased in the current year and approximately 9 million of the shares repurchased in the prior-year period were repurchased pursuant to the company’s June 2008 publicly announced share repurchase program. Approximately $618 million remains available under the June 2008 repurchase program as of May 2, 2010. In addition to the June 2008 publicly announced share repurchase program, the company also purchased shares to offset the impact of dilution from shares issued under the company’s stock compensation plans. The company expects to continue this practice in the future. See “Unregistered Sales of Equity Securities and Use of Proceeds” for more information.
     At May 2, 2010, the company had $945 million of short-term borrowings due within one year and $25 million of standby letters of credit issued on behalf of the company. The company has a $1.5 billion committed revolving credit facility maturing in 2011, which remained unused at May 2, 2010, except for $25 million of standby letters of credit issued on behalf of the company. This agreement supports the company’s commercial paper programs.
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
RECENT ACCOUNTING PRONOUNCEMENTS
     In addition to the guidance related to the calculation of earnings per share described in “Basis of Presentation” and in Note 8 to the Consolidated Financial Statements, recent accounting pronouncements are as follows:
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
     In September 2006, the FASB issued authoritative guidance for fair value measurements, which establishes a definition of fair value, provides a framework for measuring fair value and expands the disclosure requirements about fair value measurements. This guidance does not require any new fair value measurements but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued authoritative guidance which delayed by a year the effective date for certain nonfinancial assets and liabilities. The company adopted the provisions of the guidance for financial assets and liabilities in the first quarter of fiscal 2009. The adoption did not have a material impact on the consolidated financial statements. The company adopted the remaining provisions in the first quarter of fiscal 2010 for nonfinancial assets and liabilities, including goodwill and intangible assets. The adoption likewise did not have a material impact on the consolidated financial statements. See Note 13 for additional information.

     In January 2010, the FASB issued additional authoritative guidance related to fair value measurements and disclosures. The guidance requires disclosure of details of significant transfers in and out of Level 1 and Level 2 fair value measurements. Level 1 fair value measurements are based on unadjusted quoted market prices. Level 2 fair value measurements are based on significant inputs, other than Level 1, that are observable for the asset/liability through corroboration with observable market data. The guidance also clarifies the existing disclosure requirements for the level of disaggregation of fair value measurements and the disclosures on inputs and valuation techniques. The company adopted these provisions in the third quarter of fiscal 2010. The adoption did not have a material impact on the consolidated financial statements. In addition, the guidance requires a gross presentation of the activity within the Level 3 roll forward, separately presenting information about purchases, sales, issuances and settlements. The roll forward information must be provided by the company for the first quarter of fiscal 2012, as the provision is effective for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years.
     In April 2009, the FASB issued authoritative guidance related to interim disclosures about fair value of financial instruments. The company prospectively adopted the interim fair value disclosure guidance in the first quarter of fiscal 2010. The adoption did not have a material impact on the consolidated financial statements. The additional disclosures are included in Note 12.
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
     In December 2008, the FASB issued additional authoritative guidance related to employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of how investment allocation decisions are made, major categories of plan assets, valuation techniques used to measure the fair value of plan assets, the impact of measurements using significant unobservable inputs and concentrations of risk within plan assets. The disclosures about plan assets required by this additional guidance must be provided for fiscal years ending after December 15, 2009, and will be effective for the company for fiscal year-end 2010.
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
     The company wishes to caution the reader that the following important factors and those important factors described in other Securities and Exchange Commission filings of the company, or in the company’s 2009 Annual Report on Form 10-K, could affect the company’s actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, the company:
•	the impact of strong competitive response to the company’s efforts to leverage its brand power with product innovation, promotional programs and new advertising, and of changes in consumer demand for the company’s products;

•	the risks in the marketplace associated with trade and consumer acceptance of product improvements, shelving initiatives, new product introductions, and pricing and promotional strategies;

•	the company’s ability to achieve sales and earnings guidance, which are based on assumptions about sales volume, product mix, the development and success of new products, the impact of marketing and pricing actions, product costs and currency;

•	the company’s ability to realize projected cost savings and benefits, including those contemplated by restructuring programs and other cost-savings initiatives;

•	the company’s ability to manage changes to its business processes, including selling, distribution, manufacturing, information management systems and the integration of acquisitions;

•	the increased significance of certain of the company’s key trade customers;

•	the impact of inventory management practices by the company’s trade customers;

•	the impact of fluctuations in the supply and inflation in energy, raw and packaging materials cost;

•	the risks associated with portfolio changes and completion of acquisitions and divestitures;

•	the uncertainties of litigation described from time to time in the company’s Securities and Exchange Commission filings;

•	the impact of changes in currency exchange rates, tax rates, interest rates, debt and equity markets, inflation rates, economic conditions and other external factors; and

•	the impact of unforeseen business disruptions in one or more of the company’s markets due to political instability, civil disobedience, armed hostilities, natural disasters or other calamities.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For information regarding the company’s exposure to certain market risk, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the 2009 Annual Report on Form 10-K. There have been no significant changes in the company’s portfolio of financial instruments or market risk exposures from the fiscal 2009 year-end, except that during fiscal 2010, the company entered into four forward starting interest rate swap contracts accounted for as cash-flow hedges to hedge interest-rate uncertainty related to an anticipated debt offering. The notional amount of these swaps at May 2, 2010, was $200 million, and the fair value was a loss of $5 million.
Item 4. CONTROLS AND PROCEDURES
     a. Evaluation of Disclosure Controls and Procedures
     The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer and Chief Administrative Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of May 2, 2010 (the “Evaluation Date”). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer and Chief Administrative Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective.
     b. Changes in Internal Controls
     During the quarter ended May 2, 2010, the company made the following changes to its internal control over financial reporting that materially affected such internal control over financial reporting:
•	As part of the previously announced SAP enterprise-resource planning system implementation, the company implemented SAP software at its Arnott’s headquarters in Australia and its Huntingwood, New South Wales, Australia manufacturing facility. In conjunction with this SAP implementation, the company modified the design, operation and documentation of its internal control over financial reporting. Specifically, the company modified controls in the business processes impacted by the new system, such as user access security, system reporting and authorization and reconciliation procedures.

•	The company implemented a new SAP-based consolidation system for external and management reporting, which includes new information technology infrastructure supporting the company’s consolidation processes.
Except for the foregoing, there were no changes in the company’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, such internal control over financial reporting.

Part II
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

						Approximate
						Dollar Value of
					Total Number of	Shares that may yet
					Shares Purchased	be Purchased
	Total Number		Average		as Part of Publicly	Under the Plans or
	of Shares		Price Paid		Announced Plans or	Programs
Period	Purchased(1)		Per Share(2)		Programs(3)	($ in Millions)(3)
2/1/10 — 2/28/10	883,155	(4)	$33.24	(4)	449,310	$667
3/1/10 — 3/31/10	1,331,359	(5)	$34.55	(5)	710,670	$643
4/1/10 — 5/2/10	1,015,790	(6)	$35.54	(6)	715,680	$618

Total	3,230,304		$34.50		1,875,660	$618

(1)	Includes (i) 1,078,440 shares repurchased in open-market transactions to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, (ii) 12,704 shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted shares and (iii) 263,500 shares purchased by the counterparty to a deferred compensation hedge entered into by the company during the third quarter of fiscal 2010 (the “Hedge Shares”). The purchase of the Hedge Shares is being disclosed because the counterparty may be an “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Exchange Act. The company disclaims all beneficial ownership of the Hedge Shares. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the company’s shares on the date of vesting.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)	During the third quarter of fiscal 2010, the company had one publicly announced share repurchase program. Under this program, which was announced on June 30, 2008, the company’s Board of Directors authorized the purchase of up to $1.2 billion of company stock through the end of fiscal 2011. In addition to the publicly announced share repurchase program, the company will continue to purchase shares, under separate authorization, as part of its practice of buying back shares sufficient to offset shares issued under incentive compensation plans.

(4)	Includes (i) 431,790 shares repurchased in open-market transactions at an average price of $33.24 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 2,055 shares owned and tendered by employees at an average price per share of $32.89 to satisfy tax withholding requirements on the vesting of restricted shares.

(5)	Includes (i) 354,330 shares repurchased in open-market transactions at an average price of $34.33 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, (ii) 2,859 shares owned and tendered by employees at an average price per share of $34.27 to satisfy tax withholding requirements on the vesting of restricted shares, and (iii) the Hedge Shares at an average price per share of $35.17.

(6)	Includes (i) 292,320 shares repurchased in open-market transactions at an average price of $35.54 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 7,790 shares owned and tendered by employees at an average price per share of $35.75 to satisfy tax withholding requirements on the vesting of restricted shares.

Item 6. EXHIBITS

3(i)	Campbell Soup Company By-Laws, effective March 25, 2010, were filed with the SEC with a Form 8-K (SEC file number 1-3822) on March 30, 2010, and are incorporated herein by reference.

31(a)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(b)	Certification of B. Craig Owens pursuant to Rule 13a-14(a).

32(a)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of B. Craig Owens pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: June 10, 2010

CAMPBELL SOUP COMPANY
By:	/s/ B. Craig Owens
B. Craig Owens
Senior Vice President — Chief Financial Officer and Chief Administrative Officer

By:	/s/ Ellen Oran Kaden
Ellen Oran Kaden
Senior Vice President — Law and Government Affairs

INDEX TO EXHIBITS

3(i)	Campbell Soup Company By-Laws, effective March 25, 2010, were filed with the SEC with a Form 8-K (SEC file number 1-3822) on March 30, 2010, and are incorporated herein by reference.

31(a)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(b)	Certification of B. Craig Owens pursuant to Rule 13a-14(a).

32(a)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of B. Craig Owens pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”