Form 10-K
period 2010-08-01
CAMPBELL SOUP CO
filed 2010-09-29
CIK 16732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 1, 2010	Commission File Number 1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No

As of January 29, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of capital stock held by non-affiliates of the registrant was approximately $6,473,498,636. There were 335,995,511 shares of capital stock outstanding as of September 15, 2010.

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on November 18, 2010, are incorporated by reference into Part III.

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

U.S. Soup, Sauces and Beverages

The U.S. Soup, Sauces and Beverages segment comprises the U.S. retail business, including the following products: Campbell’s condensed and ready-to-serve soups; Swanson broth, stocks and canned poultry; Prego pasta sauce; Pace Mexican sauce; Campbell’s canned pasta, gravies, and beans; V8 vegetable juices; V8 V-Fusion juices and beverages; V8 Splash juice drinks; and Campbell’s tomato juice.

Baking and Snacking

The Baking and Snacking segment includes the following businesses: Pepperidge Farm cookies, crackers, bakery and frozen products in U.S. retail; and Arnott’s biscuits in Australia and Asia Pacific. As previously disclosed in May 2008, the company completed the divestiture of certain salty snack food brands and assets in Australia, which were historically included in this segment.

International Soup, Sauces and Beverages

The International Soup, Sauces and Beverages segment includes the soup, sauce and beverage businesses outside of the United States, including Europe, Latin America, the Asia Pacific region, as well as the emerging markets of Russia and China, and the retail business in Canada. The segment’s operations include Erasco and Heisse Tasse soups in Germany, Liebig and Royco soups in France, Devos Lemmens mayonnaise and cold sauces and Campbell’s and Royco soups in Belgium, and Blå Band soups and sauces in Sweden. In Asia Pacific, operations include Campbell’s soup and stock, Swanson broths, V8 beverages and Prego pasta sauce. In Canada, operations include Habitant and Campbell’s soups, Prego pasta sauce, Pace Mexican sauce, V8 beverages and certain Pepperidge Farm products. The French sauce and mayonnaise business, which was marketed under the Lesieur brand and divested on September 29, 2008, was historically included in this segment.

North America Foodservice

The North America Foodservice segment includes the company’s Away From Home operations, which represent the distribution of products such as soup, specialty entrees, beverage products, other prepared foods and Pepperidge Farm products through various food service channels in the United States and Canada.

Ingredients and Packaging

The ingredients and packaging required for the manufacture of the company’s food products are purchased from various suppliers. These items are subject to fluctuations in price attributable to a number of factors, including changes in crop size, cattle cycles, product scarcity, demand for raw materials, energy costs, government-sponsored agricultural programs, import and export requirements and weather conditions (including the potential effects of climate change) during the growing and harvesting seasons. To help reduce some of this price volatility, the company uses a combination of purchase orders, short- and long-term contracts and various commodity risk management tools for most of its ingredients and packaging. Ingredient inventories are at a peak during the late fall and decline during the winter and spring. Since many ingredients of suitable quality are available in sufficient quantities only at certain seasons, the company makes commitments for the purchase of such ingredients during their respective seasons. At this time, the company does not anticipate any material restrictions on availability or shortages of ingredients or packaging that would have a significant impact on the company’s businesses. For information on the impact of inflation on the company, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

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

The company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 18% of the company’s consolidated net sales in fiscal 2010 and fiscal 2009, and 16% in fiscal 2008. All of the company’s segments sold products to Wal-Mart Stores, Inc. or its affiliates. No other customer accounted for 10% or more of the company’s consolidated net sales.

Trademarks and Technology

As of September 15, 2010, the company owned over 4,100 trademark registrations and applications in over 160 countries and believes that its trademarks are of material importance to its business. Although the laws vary by jurisdiction, trademarks generally are valid as long as they are in use and/or their registrations are properly maintained and have not been found to have become generic. Trademark registrations generally can be renewed indefinitely as long as the trademarks are in use. The company believes that its principal brands, including Campbell’s, Erasco, Liebig, Pepperidge Farm, Goldfish, V8, Pace, Prego, Swanson, and Arnott’s, are protected by trademark law in the major markets where they are used. In addition, some of the company’s products are sold under brands that have been licensed from third parties.

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

Capital Expenditures

During fiscal 2010, the company’s aggregate capital expenditures were $315 million. The company expects to spend approximately $300 million for capital projects in fiscal 2011. Major fiscal 2011 capital projects include continued enhancement of the company’s corporate headquarters in Camden, New Jersey, an upgrade to the company’s research and development capabilities and the upgrade of certain manufacturing equipment at various facilities in the U.S.

Research and Development

During the last three fiscal years, the company’s expenditures on research activities relating to new products and the improvement and maintenance of existing products for continuing operations were $123 million in 2010, $114 million in 2009, and $115 million in 2008. The increase from 2009 to 2010 was primarily due to an increase in compensation and benefit costs, costs associated with an initiative to simplify the soup-making process in North America, and the impact of currency. The decrease from 2008 to 2009 was primarily due to the impact of currency. The company conducts this research primarily at its headquarters in Camden, New Jersey, although important research is undertaken at various other locations inside and outside the United States.

Environmental Matters

The company has requirements for the operation and design of its facilities that meet or exceed applicable environmental rules and regulations. Of the company’s $315 million in capital expenditures made during fiscal 2010, approximately $10 million was for compliance with environmental laws and regulations in the United States. The company further estimates that approximately $7 million of the capital expenditures anticipated during fiscal 2011 will be for compliance with United States environmental laws and regulations. The company believes that continued compliance with existing environmental laws and regulations will not have a material effect on capital expenditures, earnings or the competitive position of the company.

Seasonality

Demand for the company’s products is somewhat seasonal, with the fall and winter months usually accounting for the highest sales volume due primarily to demand for the company’s soup products. Demand for the company’s sauce, beverage, baking and snacking products, however, is generally evenly distributed throughout the year.

Employees

On August 1, 2010, there were approximately 18,400 employees of the company.

Financial Information

For information with respect to revenue, operating profitability and identifiable assets attributable to the company’s business segments and geographic areas, see Note 6 to the Consolidated Financial Statements.

Company Website

The company’s primary corporate website can be found at www.campbellsoupcompany.com. The company makes available free of charge at this website (under the “Investor Center — Financial Information — SEC Filings” caption) all of its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including its annual report on Form 10-K, its quarterly reports on Form 10-Q and its current reports on Form 8-K. These reports are made available on the website as soon as reasonably practicable after their filing with, or furnishing to, the Securities and Exchange Commission.

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

The company operates in a highly competitive industry

The company operates in the highly competitive food industry and experiences worldwide competition in all of its principal products. The principal areas of competition are brand recognition, quality, price, advertising, promotion, convenience and service. A number of the company’s primary competitors have substantial financial, marketing and other resources. A strong competitive response from one or more of these competitors to the company’s marketplace efforts, or a consumer shift towards private label offerings, could result in the company reducing pricing, increasing marketing or other expenditures, and/or losing market share.

The company faces risks related to recession, financial and credit market disruptions and other economic conditions

Customer and consumer demand for the company’s products may be impacted by recession or other economic downturns in the United States or other nations. Similarly, disruptions in financial and credit markets may impact the company’s ability to manage normal commercial relationships with its customers, suppliers and creditors. In addition, changes in any one of the following factors in the United States or other nations, whether due to recession, financial and credit market disruptions or other reasons, could impact the company: tax rates, interest rates or equity markets.

Increased regulation could adversely affect the company’s business or financial results

The manufacture and marketing of food products is extensively regulated. The primary areas of regulation include the processing, packaging, storage, distribution, advertising, labeling, quality and safety of the company’s food products, as well as the health and safety of the company’s employees and the protection of the environment. In the United States, the company is subject to regulation by various government agencies, including the Food and Drug Administration, the U.S. Department of Agriculture, the Federal Trade Commission, the Occupational Safety and Health Administration and the Environmental Protection Agency, as well as various state and local agencies. The company is also regulated by similar agencies outside the United States and by voluntary organizations, such as the National Advertising Division and the Children’s Food and Beverage Advertising Initiative of the Council of Better Business Bureaus. Changes in regulatory requirements (such as proposed requirements designed to enhance food safety or restrict food marketing), or evolving interpretations of existing regulatory requirements, may result in increased compliance cost, capital expenditures and other financial obligations that could adversely affect the company’s business or financial results.

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

The company’s results may be adversely impacted by increases in the price of raw and packaging materials

The raw and packaging materials used in the company’s business include tomato paste, grains, beef, poultry, vegetables, steel, glass, paper and resin. Many of these materials are subject to price fluctuations from a number of factors, including product scarcity, demand for raw materials, commodity market speculation, energy costs, currency fluctuations, weather conditions (including the potential effects of climate change), import and export requirements and changes in government-sponsored agricultural programs. To the extent any of these factors result in an increase in raw and packaging material prices, the company may not be able to offset such increases through productivity or price increases or through its commodity hedging activity.

The company’s results are dependent on successful marketplace initiatives and acceptance by consumers of the company’s products

The company’s results are dependent on successful marketplace initiatives and acceptance by consumers of the company’s products. The company’s product introductions and product improvements, along with its other marketplace initiatives, are designed to capitalize on customer or consumer trends. In order to remain successful, the company must anticipate and react to these trends and develop new products or processes to address them. While the company devotes significant resources to meeting this goal, the company may not be successful in developing new products or processes, or its new products or processes may not be accepted by customers or consumers.

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

The company may be adversely impacted by the increased significance of some of its customers

The retail grocery trade continues to consolidate. These consolidations have produced large, sophisticated customers with increased buying power and negotiating strength who may seek lower prices or increased promotional programs funded by their suppliers. These customers may also in the future use more of their shelf space, currently used for the company’s products, for their private label products. If the company is unable to use its scale, marketing expertise, product innovation and category leadership positions to respond to these customer initiatives, the company’s business or financial results could be negatively impacted. In addition, the disruption of sales to any of the company’s large customers for an extended period of time could adversely affect the company’s business or financial results.

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

The company may be adversely impacted by the failure to execute acquisitions and divestitures successfully

From time to time, the company undertakes acquisitions or divestitures. The success of any such acquisition or divestiture depends, in part, upon the company’s ability to identify suitable buyers or sellers, negotiate favorable contractual terms and, in many cases, obtain governmental approval. For acquisitions, success is also dependent upon efficiently integrating the acquired business into the company’s existing operations, successfully managing new risks associated with the acquired business and achieving expected returns and other benefits. Acquisitions outside the United States may present unique challenges or increase the company’s exposure to risks associated with foreign operations, including foreign currency risks and the risks of complying with foreign regulations. Finally, for acquisitions, the company may incur substantial additional indebtedness, which could adversely impact its credit rating. In cases where acquisitions or divestitures are not successfully implemented or completed, the company’s business or financial results could be negatively impacted.

The company’s results may be impacted negatively by political conditions in the nations where the company does business

The company is a global manufacturer and marketer of high-quality, branded convenience food products. Because of its global reach, the company’s performance may be impacted negatively by politically motivated factors, such as unfavorable changes in tariffs or export and import restrictions, in the nations where it does business. The company may also be impacted by political instability, civil disobedience, armed hostilities and terrorist acts in the nations where it does business.

If the company’s food products become adulterated or are mislabeled, the company might need to recall those items and may experience product liability claims if consumers are injured

The company may need to recall some of its products if they become adulterated or if they are mislabeled. The company may also be liable if the consumption of any of its products causes injury. A widespread product recall could result in significant losses due to the costs of a recall, the destruction of product inventory and lost sales due to the unavailability of product for a period of time. The company could also suffer losses from a significant product liability judgment against it. A significant product recall or product liability case could also result in adverse publicity, damage to the company’s reputation and a loss of consumer confidence in the company’s products. In addition, the company’s results could be adversely affected if consumers lose confidence in the safety and quality of the company’s products, ingredients or packaging, even in the absence of a recall or a product liability case. Adverse publicity about the company’s products, whether or not valid, may discourage consumers from buying the company’s products.

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

California
•   Dixon (SSB)
•   Sacramento (SSB)
•   Stockton (SSB)

Connecticut
•   Bloomfield (BS)

Florida
•   Lakeland (BS)

Illinois
•   Downers Grove (BS)

Michigan
•   Marshall (SSB)

New Jersey
•   South Plainfield (SSB)
•   East Brunswick (BS)

North Carolina
• Maxton (SSB)	Ohio
•   Napoleon (SSB/NAFS/ISSB)
•   Willard (BS)

Pennsylvania
•   Denver (BS)
•   Downingtown (BS/NAFS)

South Carolina
•   Aiken (BS)

Texas
•   Paris (SSB/ISSB)

Utah
•   Richmond (BS)

Washington
•   Everett (NAFS)

Wisconsin
	• Milwaukee (SSB)	Australia • Huntingwood (BS) • Marleston (BS) • Shepparton (ISSB) • Virginia (BS) Belgium • Puurs (ISSB) Canada • Toronto (ISSB/NAFS) France • LePontet (ISSB) Germany • Luebeck (ISSB)	Indonesia • Jawa Barat (BS) Malaysia • Selangor Darul Ehsan (ISSB) Mexico • Villagran (ISSB) Netherlands • Utrecht (ISSB) Sweden • Kristianstadt (ISSB)

SSB — U.S. Soup, Sauces and Beverages BS — Baking and Snacking ISSB — International Soup, Sauces and Beverages NAFS — North America Foodservice

Each of the foregoing manufacturing facilities is company-owned, except that the Selangor Darul Ehsan, Malaysia, facility, and the East Brunswick, New Jersey, facility are leased. The Utrecht, Netherlands, facility is subject to a ground lease. The company has proposed the transfer of ownership of the Utrecht, Netherlands, facility to a third party in fiscal 2011 as part of a contract manufacturing arrangement. The company also operates retail bakery thrift stores in the United States and other plants, facilities and offices at various locations in the United States and abroad, including additional executive offices in Norwalk, Connecticut, Puurs, Belgium, and North Strathfield, Australia. The Wauseon, Ohio, facility was closed and sold in fiscal 2010, and the Guasave, Mexico, facility was closed in fiscal 2010.

Management believes that the company’s manufacturing and processing plants are well maintained and are generally adequate to support the current operations of the businesses.

Item 3.	Legal Proceedings

None.

Item 4.	Removed and Reserved

Executive Officers of the Company

The following list of executive officers, effective as of October 1, 2010, is included as an item in Part III of this Form 10-K:

			Year First
			Appointed
			Executive
Name	Title	Age	Officer

Mark R. Alexander	Senior Vice President	46	2009
Irene Chang Britt	Senior Vice President	47	2010
Patrick J. Callaghan	Vice President	59	2007
Douglas R. Conant	President and Chief Executive Officer	59	2001
Sean M. Connolly	Senior Vice President	45	2008
Anthony P. DiSilvestro	Senior Vice President — Finance	51	2004
Ellen Oran Kaden	Senior Vice President — Law and Government Affairs	59	1998
Denise M. Morrison	Executive Vice President and Chief Operating Officer	56	2003
B. Craig Owens	Senior Vice President — Chief Financial Officer and Chief Administrative Officer	56	2008
Nancy A. Reardon	Senior Vice President	58	2004
David R. White	Senior Vice President	55	2004

Irene Chang Britt served as Senior Vice President and General Manager of Kraft Foods’ Post cereal division prior to joining the company in 2005. B. Craig Owens served as Executive Vice President and Chief Financial Officer of the Delhaize Group prior to joining the company in 2008. The company has employed Mark R. Alexander, Patrick J. Callaghan, Douglas R. Conant, Sean M. Connolly, Anthony P. DiSilvestro, Ellen Oran Kaden, Denise M. Morrison, Nancy A. Reardon, and David R. White in an executive or managerial capacity for at least five years.

There is no family relationship among any of the company’s executive officers or between any such officer and any director that is first cousin or closer. All of the executive officers were elected at the November 2009 meeting of the Board of Directors, other than Irene Chang Britt who was elected at the September 2010 meeting.

PART II

Item 5.	Market for Registrant’s Capital Stock, Related Shareowner Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Capital Stock

The company’s capital stock is listed and principally traded on the New York Stock Exchange. The company’s capital stock is also listed on the SWX Swiss Exchange, although the company’s request to delist its capital stock from the SWX Swiss Exchange has been approved effective December 7, 2010. On September 15, 2010, there were 26,190 holders of record of the company’s capital stock. Market price and dividend information with respect to the company’s capital stock are set forth in Note 20 to the Consolidated Financial Statements. Future dividends will be dependent upon future earnings, financial requirements and other factors.

Return to Shareowners* Performance Graph

The following graph compares the cumulative total shareowner return (TSR) on the company’s stock with the cumulative total return of the Standard & Poor’s Packaged Foods Index (the “S&P Packaged Foods Group”) and the Standard & Poor’s 500 Stock Index (the “S&P 500”). The graph assumes that $100 was invested on July 29, 2005, in each of company stock, the S&P Packaged Foods Group and the S&P 500, and that all dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on July 30, 2010.

* Stock appreciation plus dividend reinvestment.

	2005	2006	2007	2008	2009	2010
Campbell	100	122	127	124	111	133
S&P 500	100	106	123	108	87	99
S&P Packaged Foods Group	100	101	115	119	109	127

Issuer Purchases of Equity Securities

						Approximate
						Dollar Value of
					Total Number of	Shares that may yet
					Shares Purchased	be Purchased
	Total Number		Average		as Part of Publicly	Under the Plans or
	of Shares		Price Paid		Announced Plans or	Programs
Period	Purchased(1)		Per Share(2)		Programs(3)	($ in Millions)(3)

5/3/10 — 5/31/10	750,679	(4)	$35.60	(4)	337,500	$605
6/1/10 — 6/30/10	1,756,664	(5)	$36.60	(5)	716,250	$579
7/1/10 — 8/1/10	1,816,620	(6)	$36.03	(6)	821,181	$550

Total	4,323,963		$36.18		1,874,931	$550

(1)	Includes (i) 2,441,069 shares repurchased in open-market transactions to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 7,963 shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted shares. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the company’s shares on the date of vesting.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)	During the fourth quarter of fiscal 2010, the company had one publicly announced share repurchase program. Under this program, which was announced on June 30, 2008, the company’s Board of Directors authorized the purchase of up to $1.2 billion of company stock through the end of fiscal 2011. In addition to the publicly announced share repurchase program, the company will continue to purchase shares, under separate authorization, as part of its practice of buying back shares sufficient to offset shares issued under incentive compensation plans.

(4)	Includes (i) 412,500 shares repurchased in open-market transactions at an average price of $35.60 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 679 shares owned and tendered by employees at an average price per share of $35.36 to satisfy tax withholding requirements on the vesting of restricted shares.

(5)	Includes (i) 1,037,750 shares repurchased in open-market transactions at an average price of $36.62 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 2,664 shares owned and tendered by employees at an average price per share of $36.16 to satisfy tax withholding requirements on the vesting of restricted shares.

(6)	Includes (i) 990,819 shares repurchased in open-market transactions at an average price of $36.01 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 4,620 shares owned and tendered by employees at an average price per share of $35.81 to satisfy tax withholding requirements on the vesting of restricted shares.

Item 6.	Selected Financial Data

FIVE-YEAR REVIEW — CONSOLIDATED

Fiscal Year	2010(1)	2009(2)	2008(3)	2007(4)	2006(5)
	(Millions, except per share amounts)

Summary of Operations
Net sales	$7,676	$7,586	$7,998	$7,385	$6,894
Earnings before interest and taxes	1,348	1,185	1,098	1,243	1,097
Earnings before taxes	1,242	1,079	939	1,099	947
Earnings from continuing operations	844	732	671	792	720
Earnings from discontinued operations	—	4	494	62	46
Net earnings	844	736	1,165	854	766
Financial Position
Plant assets — net	$2,051	$1,977	$1,939	$2,042	$1,954
Total assets	6,276	6,056	6,474	6,445	7,745
Total debt	2,780	2,624	2,615	2,669	3,213
Total equity	929	731	1,321	1,298	1,770
Per Share Data
Earnings from continuing operations — basic	$2.44	$2.05	$1.77	$2.02	$1.75
Earnings from continuing operations — assuming dilution	2.42	2.03	1.75	1.99	1.73
Net earnings — basic	2.44	2.06	3.06	2.18	1.86
Net earnings — assuming dilution	2.42	2.05	3.03	2.14	1.84
Dividends declared	1.075	1.00	0.88	0.80	0.72
Other Statistics
Capital expenditures	$315	$345	$298	$334	$309
Weighted average shares outstanding	340	352	373	386	407
Weighted average shares outstanding — assuming dilution	343	354	377	392	411

In the first quarter of fiscal 2010, the company adopted and retrospectively applied new accounting guidance related to a noncontrolling interest in a subsidiary. The guidance requires a noncontrolling interest in a subsidiary to be classified as a separate component of total equity.

In the first quarter of fiscal 2010, the company adopted and retrospectively applied new accounting guidance related to the calculation of earnings per share. The retrospective application of the provision resulted in the following reductions to basic and diluted earnings per share:

	2009		2008		2007		2006
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Continuing operations	$(.03)	$(.01)	$(.03)	$(.01)	$(.03)	$(.01)	$(.02)	$(.01)
Net earnings	$(.03)	$(.01)	$(.06)	$(.03)	$(.03)	$(.02)	$(.02)	$(.01)

(All per share amounts below are on a diluted basis)

The 2008 fiscal year consisted of fifty-three weeks. All other periods had fifty-two weeks.

(1)	The 2010 earnings from continuing operations were impacted by the following: a restructuring charge of $8 ($.02 per share) for pension benefit costs associated with the 2008 initiatives to improve operational efficiency and long-term profitability and $10 ($.03 per share) to reduce deferred tax assets as a result of the U.S. health care legislation enacted in March 2010.

(2)	The 2009 earnings from continuing operations were impacted by the following: an impairment charge of $47 ($.13 per share) related to certain European trademarks and $15 ($.04 per share) of restructuring-related costs associated with the 2008 initiatives to improve operational efficiency and long-term profitability. The 2009 results of discontinued operations represented a $4 ($.01 per share) tax benefit related to the sale of the Godiva Chocolatier business.

(3)	The 2008 earnings from continuing operations were impacted by the following: a $107 ($.28 per share) restructuring charge and related costs associated with initiatives to improve operational efficiency and long-term profitability and a $13 ($.03 per share) benefit from the favorable resolution of a tax contingency. The 2008 results of discontinued operations included a $462 ($1.20 per share) gain from the sale of the Godiva Chocolatier business.

(4)	The 2007 earnings from continuing operations were impacted by the following: a $13 ($.03 per share) benefit from the reversal of legal reserves due to favorable results in litigation; a $25 ($.06 per share) benefit from a tax settlement of bilateral advance pricing agreements; and a $14 ($.04 per share) gain from the sale of an idle manufacturing facility. The 2007 results of discontinued operations included a $24 ($.06 per share) gain from the sale of the businesses in the United Kingdom and Ireland and a $7 ($.02 per share) tax benefit from the resolution of audits in the United Kingdom. On July 29, 2007, the company adopted a new standard for accounting for defined benefit pension and other postretirement plans. As a result, total assets were reduced by $294, shareowners’ equity was reduced by $230, and total liabilities were reduced by $64.

(5)	The 2006 earnings from continuing operations were impacted by the following: a $60 ($.14 per share) benefit from the favorable resolution of a U.S. tax contingency; an $8 ($.02 per share) benefit from a change in inventory accounting method; incremental tax expense of $13 ($.03 per share) associated with the repatriation of non-U.S. earnings under the American Jobs Creation Act; and a $14 ($.03 per share) tax benefit related to higher levels of foreign tax credits, which could be utilized as a result of the sale of the businesses in the United Kingdom and Ireland. The 2006 results of discontinued operations included $56 of deferred tax expense due to book/tax basis differences and $5 of after-tax costs associated with the sale of the businesses (aggregate impact of $.15 per share).

Five-Year Review should be read in conjunction with the Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

Key Strategies

The company’s strategies for driving consistent and sustainable sales and earnings growth for long-term total shareowner value are:

1. grow its icon brands within simple meals, baked snacks and healthy beverages;

2. deliver higher levels of consumer satisfaction through superior innovation focused on wellness while providing good value, quality and convenience;

3. make its products more broadly available and relevant in existing and new markets, consumer segments and eating occasions;

4. strengthen its business through outside partnerships and acquisitions;

5. increase margins by improving price realization and company-wide total cost management;

6. improve overall organizational excellence, diversity and engagement; and

7. advance a powerful commitment to sustainability and corporate social responsibility.

Grow the company’s icon brands within simple meals, baked snacks and healthy beverages.  Campbell’s overarching business strategy is to drive profitable growth by focusing on three large and growing categories — simple meals, baked snacks, and healthy beverages — in geographies where it has strong brands, leading share positions and regional scale. Most of the company’s sales currently are attributable to the United States, Australia, Canada, France, Germany and Belgium. Its major brands in these categories and geographies include Campbell’s, Swanson, Pace, Prego, Liebig, Erasco, Pepperidge Farm, Arnott’s, and V8. The company intends to enhance the growth of its healthy beverages and baked snacks portfolio of businesses through increased innovation and marketing support. The company also expects to grow its simple meal businesses by increasing its focus on meal-makers, which are ingredients and components used to make a meal, such as broth, sauces and cooking soups, while continuing investments behind its condensed eating and ready-to-serve soups.

Deliver higher levels of consumer satisfaction through superior innovation focused on wellness while providing good value, quality and convenience.  Consumers are seeking and will continue to seek products with a strong value-orientation and with health and wellness benefits. Campbell is pursuing initiatives designed to address these consumer trends and to drive strong levels of consumer satisfaction. For example, in fiscal 2011, building on the success of the V8 V-Fusion juice offerings, the company will introduce a number of new V8 V-Fusion Plus Tea products. In the baked snacks category, the company plans to continue upgrading the health credentials of its cracker (or savory biscuit) offerings. Responding to the consumer’s value-oriented focus, Campbell’s condensed soups will be relaunched with a new contemporary packaging design and an upgrade to the company’s gravity-fed shelving system. In the ready-to-serve soup portfolio, a number of the company’s offerings in the United States, Canada, Germany, France, Belgium and Australia will be enhanced. Finally, all of the company’s Campbell’s-branded U.S. soups will benefit from a unified advertising campaign focusing on the taste and nutritional attributes of the company’s soup products.

Make the company’s products more broadly available and relevant in existing and new markets, consumer segments and eating occasions.  Campbell will pursue strategies designed to expand the availability and relevance of its products in existing and new markets, including new consumer segments and eating occasions. Campbell will continue to develop its businesses in the emerging markets of Russia and China. In addition, to capitalize on the global trend of more in-home meal preparation by consumers, the company will focus consumers on its extensive portfolio of meal-maker offerings, such as broths, sauces and cooking soups.

Strengthen the company’s business through outside partnerships and acquisitions.  Campbell continues to explore opportunities to accelerate sales and earnings growth through value-creating external development in its core and adjacent categories.

Increase margins by improving price realization and company-wide total cost management.  Over the long term, the company is committed to increasing margins though a combination of pricing and cost management efforts. In fiscal 2010, with the assistance of a number of successful supply chain initiatives, costs per unit declined. Campbell will continue these efforts in fiscal 2011 by leveraging its new SAP enterprise-resource planning system and by simplifying the soup-making process in its North American manufacturing network. The company also will pursue efficiency initiatives in its selling and administrative costs.

Improve overall organizational excellence, diversity and engagement.  Campbell is committed to building a world-class organization that is diverse, inclusive and engaged. In order to attract, develop and retain the best talent, the company focuses on manager quality, employee engagement, leadership behavior, employee affinity groups, workplace flexibility and employee wellness. As part of these efforts, the company recently opened a new 80,000-square foot employee center at its world headquarters in Camden, New Jersey.

Advance a powerful commitment to sustainability and corporate social responsibility (CSR).  The company’s commitment to sustainability and corporate social responsibility is centered around four key pillars: environmental performance, community outreach, workplace excellence, and the nutrition and wellness attributes of the company’s products. The company has established long-term destination goals against each of these four pillars and developed strategies to attain these goals. The goals and strategies are described in the company’s 2010 CSR report.

Executive Summary

This Executive Summary provides significant highlights from the discussion and analysis that follows.

•	Net sales increased 1% in 2010 to $7.676 billion.

•	Gross profit, as a percent of sales, increased to 41.0% from 39.9% a year ago, reflecting cost savings from productivity initiatives.

•	Net earnings per share in 2010 were $2.42 compared to $2.05. The current year included $.05 per share of expense from items that impacted comparability. The prior year included net expense of $.16 per share from items that impacted comparability, as discussed below.

•	For 2010, cash from operations decreased from $1.166 billion a year ago to $1.057 billion.

•	Pension fund contributions were $284 million in 2010 compared to $13 million in 2009.

Earnings from Continuing and Discontinued Operations — 2010 Compared with 2009

The following items impacted the comparability of net earnings and net earnings per share:

Continuing Operations

•	In the third quarter of fiscal 2010, the company recorded deferred tax expense of $10 million, or $.03 per share, to reduce deferred tax assets as a result of the U.S. health care legislation enacted in March 2010. The law changed the tax treatment of subsidies to companies that provide prescription drug benefits to retirees;

•	In the third quarter of fiscal 2010, the company recorded a restructuring charge of $12 million ($8 million after tax or $.02 per share) for pension benefit costs related to the previously announced initiatives to improve operational efficiency and long-term profitability. In fiscal 2009, the company recorded pre-tax restructuring-related costs of $22 million ($15 million after tax or $.04 per share) in Cost of products sold associated with the previously announced initiatives. See Note 7 to the Consolidated Financial Statements and “Restructuring Charges” for additional information; and

•	In the fourth quarter of fiscal 2009, as part of the company’s annual review of intangible assets, an impairment charge of $67 million ($47 million after tax or $.13 per share) was recorded in Other expense/(income) related to certain European trademarks, primarily in Germany and the Nordic region, used in the International Soup, Sauces and Beverages segment. See Note 5 to the Consolidated Financial Statements for additional information.

Discontinued Operations

•	In the second quarter of fiscal 2009, the company recorded a $4 million tax benefit ($.01 per share) related to the sale of the Godiva Chocolatier business.

The items impacting comparability are summarized below:

	2010		2009
	Earnings	EPS	Earnings	EPS
	Impact	Impact	Impact	Impact
	(Millions, except per share amounts)

Earnings from continuing operations	$844	$2.42	$732	$2.03

Earnings from discontinued operations	$—	$—	$4	$.01

Net earnings(1)	$844	$2.42	$736	$2.05

Continuing operations:
Deferred tax expense from U.S. health care legislation	$(10)	$(.03)	$—	$—
Restructuring charges and related costs	(8)	(.02)	(15)	(.04)
Impairment charge	—	—	(47)	(.13)
Discontinued operations:
Tax benefit from the sale of Godiva Chocolatier business	$—	$—	$4	$.01

Impact of significant items on net earnings	$(18)	$(.05)	$(58)	$(.16)

(1)	The sum of the individual per share amounts does not equal due to rounding.

Earnings from continuing operations were $844 million in 2010 ($2.42 per share) and $732 million ($2.03 per share) in 2009. After adjusting for the items impacting comparability, Earnings from continuing operations increased primarily due to improved gross margin performance and the impact of currency, partially offset by lower sales volume. Earnings per share from continuing operations benefited from a reduction in the weighted average diluted shares outstanding, which was primarily due to share repurchases under the company’s strategic share repurchase program.

Earnings from discontinued operations of $4 million in 2009 represented an adjustment to the tax liability associated with the sale of the Godiva Chocolatier business.

Earnings from Continuing and Discontinued Operations — 2009 Compared with 2008

Net earnings were $736 million in 2009 ($2.05 per share) and $1,165 million ($3.03 per share) in 2008.

In addition to the 2009 items that impacted comparability of net earnings and net earnings per share, the following items also impacted comparability:

Continuing Operations

•	In fiscal 2008, the company recorded a pre-tax restructuring charge of $175 million ($102 million after tax or $.27 per share) and $7 million ($5 million after tax or $.01 per share) of accelerated depreciation in Cost of products sold. The aggregate impact was $182 million ($107 million after tax or $.28 per share) related to the initiatives. See Note 7 to the Consolidated Financial Statements and “Restructuring Charges” for additional information; and

•	In the second quarter of fiscal 2008, the company recognized a non-cash tax benefit of $13 million ($.03 per share) from the favorable resolution of a state tax contingency in the United States.

Discontinued Operations

•	In 2008, the company recognized a pre-tax gain of $698 million ($462 million after tax or $1.20 per share) from the sale of the Godiva Chocolatier business.

The items impacting comparability are summarized below:

	2009		2008
	Earnings	EPS	Earnings	EPS
	Impact	Impact	Impact	Impact
	(Millions, except per share amounts)

Earnings from continuing operations	$732	$2.03	$671	$1.75

Earnings from discontinued operations	$4	$.01	$494	$1.28

Net earnings(1)	$736	$2.05	$1,165	$3.03

Continuing operations:
Impairment charge	$(47)	$(.13)	$—	$—
Restructuring charges and related costs	(15)	(.04)	(107)	(.28)
Benefit from resolution of state tax contingency	—	—	13	.03
Discontinued operations:
Tax benefit from the sale of Godiva Chocolatier business	$4	$.01	$—	$—
Gain on sale of Godiva Chocolatier business	—	—	462	1.20

Impact of significant items on net earnings(1)	$(58)	$(.16)	$368	$.96

(1)	The sum of the individual per share amounts does not equal due to rounding.

Earnings from continuing operations were $732 million in 2009 ($2.03 per share) and $671 million ($1.75 per share) in 2008. After adjusting for the items impacting comparability, Earnings from continuing operations increased primarily due to lower interest expense, lower marketing and selling expenses, partially offset by the negative impact of currency translation. Earnings per share from continuing operations benefited from a reduction in the weighted average diluted shares outstanding. The reduction was primarily due to share repurchases utilizing the net proceeds from the divestiture of the Godiva Chocolatier business and the company’s strategic share repurchase programs. Earnings per share from continuing operations were negatively impacted by $.09 from currency translation in 2009.

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

Basis of Presentation

There were 52 weeks in fiscal 2010 and 2009, and 53 weeks in fiscal 2008.

In June 2008, the Financial Accounting Standards Board (FASB) issued accounting guidance related to the calculation of earnings per share. The guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The company adopted and retrospectively applied the new guidance in the first quarter of 2010. The retrospective application of the provision resulted in the following reductions to basic and diluted earnings per share for fiscal 2009 and fiscal 2008:

	2009		2008
	Basic	Diluted	Basic	Diluted

Continuing operations	$(.03)	$(.01)	$(.03)	$(.01)
Net earnings	$(.03)	$(.01)	$(.06)	$(.03)

See Note 9 to the Consolidated Financial Statements for additional information.

In May 2009, the company acquired Ecce Panis, Inc., an artisan bread maker, for $66 million. The business is included in the Baking and Snacking segment. See Note 8 to the Consolidated Financial Statements for additional information.

In June 2008, the company acquired the Wolfgang Puck soup business for approximately $10 million. The company also entered into a master licensing agreement with Wolfgang Puck Worldwide, Inc. for the use of the Wolfgang Puck brand on soup, stock, and broth products in North America retail locations. This business is included in the U.S. Soup, Sauces and Beverages segment. See Note 8 to the Consolidated Financial Statements for additional information.

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

Discussion and Analysis

Sales

An analysis of net sales by reportable segment follows:

				% Change
	2010	2009	2008	2010/2009	2009/2008
		(Millions)

U.S. Soup, Sauces and Beverages	$3,700	$3,784	$3,674	(2)	3
Baking and Snacking	1,975	1,846	2,058	7	(10)
International Soup, Sauces and Beverages	1,423	1,357	1,610	5	(16)
North America Foodservice	578	599	656	(4)	(9)

	$7,676	$7,586	$7,998	1	(5)

An analysis of percent change of net sales by reportable segment follows:

			International
	U.S. Soup,	Baking	Soup,	North
	Sauces and	and	Sauces	America
	Beverages	Snacking	Beverages	Foodservice	Total

2010/2009
Volume and Mix	(1)%	2%	(1)%	(5)%	(1)%
Price and Sales Allowances	1	1	2	1	1
Increased Promotional Spending(1)	(2)	(3)	(2)	(1)	(2)
Divestitures/Acquisitions	—	1	(1)	—	—
Currency	—	6	7	1	3

	(2)%	7%	5%	(4)%	1%

			International
	U.S. Soup,	Baking	Soup,	North
	Sauces and	and	Sauces and	America
	Beverages	Snacking	Beverages	Foodservice	Total

2009/2008
Volume and Mix	(2)%	(1)%	(3)%	(8)%	(2)%
Price and Sales Allowances	8	7	5	6	7
Increased Promotional Spending(1)	(2)	(2)	(1)	(3)	(2)
Impact of 53rd week	(1)	(2)	(2)	(2)	(2)
Divestitures/Acquisitions	—	(6)	(4)	—	(2)
Currency	—	(6)	(11)	(2)	(4)

	3%	(10)%	(16)%	(9)%	(5)%

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

In 2010, U.S. Soup, Sauces and Beverages sales decreased 2%. U.S. soup sales decreased 4%, due to the following:

•	Sales of Campbell’s condensed soups declined 2%, as declines in eating varieties were partially offset by gains in cooking varieties.

•	Sales of ready-to-serve soups decreased 9% with declines in both canned and microwavable varieties.

•	Broth sales increased 3% reflecting benefits from growth of in-home eating occasions and consumer demand for 100% natural product offerings.

Within the U.S. Soup, Sauces and Beverages segment, beverage sales increased 4% in 2010 primarily due to higher sales of V8 V-Fusion vegetable and fruit juice and gains in V8 Splash juice drinks, partly offset by lower sales of V8 vegetable juice. V8 V-Fusion vegetable and fruit juice sales increased double digits due to increased advertising and new item launches. Prego pasta sauce sales increased, reflecting growth of Prego Heart Smart varieties, while Pace Mexican sauce sales declined.

In 2009, U.S. Soup, Sauces and Beverages sales increased 3%. U.S. soup sales increased 5% as ready-to-serve soup sales increased 4%, condensed soup sales increased 5% and broth sales increased 9%. The ready-to-serve soup sales increase was primarily due to the successful launches of Campbell’s Select Harvest soups and Campbell’s V8 soups, partially offset by declines in Campbell’s Chunky soups. Within ready-to-serve, sales declined in the convenience platform, which includes soups in microwavable bowls and cups. In condensed, sales increased with growth in cooking and in eating varieties. The increase in broth sales was due to growth in aseptic varieties and the introduction of Swanson stock products. The Wolfgang Puck soup, stock and broth business acquired in June 2008 contributed modestly to U.S. soup sales growth. Beverage sales decreased due to declines in V8 vegetable juice, partially offset by gains in V8 V-Fusion vegetable and fruit juice. Prego pasta sauce sales increased double digits and sales of Pace Mexican sauces increased reflecting growth of in-home eating occasions.

In 2010, Baking and Snacking sales increased 7% primarily due to currency. Pepperidge Farm sales were comparable to a year ago, as the additional sales from the acquisition of Ecce Panis, Inc. and volume gains were offset by increased promotional spending. Arnott’s sales increased due to currency and growth in Tim Tam chocolate biscuits and Shapes savory crackers.

In 2009, Baking and Snacking sales decreased 10%. Pepperidge Farm achieved sales growth with gains in the cookies and crackers business, reflecting significant growth in Goldfish snack crackers. Arnott’s sales declined due to the divestiture of certain salty snack food brands in May 2008, the unfavorable impact of currency and the impact of one less week in 2009. Excluding these items, Arnott’s sales increased due to growth in savory and chocolate biscuit products and growth in Indonesia.

In 2010, International Soup, Sauces and Beverages sales increased 5% primarily due to currency, partly offset by the divestiture of the company’s French sauce and mayonnaise business in September 2008. In Europe, sales declined, reflecting lower sales in Germany and the impact of the divestiture, partly offset by the impact of currency. In Asia Pacific, sales increased due to currency and volume-driven gains in Japan, Australia and Malaysia. In Canada, sales increased due to currency, partially offset by lower sales volume of ready-to-serve soups.

In 2009, International Soup, Sauces and Beverages sales declined 16%. In Europe, sales declined due to the divestiture of the French sauce and mayonnaise business, the impact of currency, one less week in 2009, and lower sales in Germany. In the Asia Pacific region, sales declined due to the impact of currency and one less week in 2009, partially offset by gains in Malaysia and in the Australian soup business. In Canada, sales decreased due to currency and one less week in 2009, partially offset by gains in the soup business.

In 2010, North America Foodservice sales declined 4% primarily due to continued weakness in the food service sector.

In 2009, North America Foodservice sales declined 9% primarily due to weakness in the food service sector and the unfavorable impact of currency.

Gross Profit

Gross profit, defined as Net sales less Cost of products sold, increased by $122 million in 2010 from 2009 and decreased by $143 million in 2009 from 2008. As a percent of sales, gross profit was 41.0% in 2010, 39.9% in 2009, and 39.6% in 2008. The percentage point increase in 2010 was due to higher selling prices (approximately 0.8 percentage point), productivity improvements (approximately 2.1 percentage points), costs in the prior year related to the initiatives to improve operational efficiency and long-term profitability (approximately 0.3 percentage point), and mix (0.1 percentage point), partially offset by a higher level of promotional spending (approximately 1.2 percentage points) and the impact of cost inflation and other factors (approximately 1 percentage point). The percentage point increase in 2009 was due to higher selling prices (approximately 4.4 percentage points), productivity improvements (approximately 1.8 percentage points) and mix (0.4 percentage point), partially offset by a higher level of promotional spending (approximately 1.1 percentage points) and the impact of cost inflation and other factors (approximately 5.2 percentage points).

Marketing and Selling Expenses

Marketing and selling expenses as a percent of sales were 13.8% in 2010, 14.2% in 2009, and 14.5% in 2008. Marketing and selling expenses decreased 2% in 2010 from 2009. The decrease was primarily due to lower advertising and consumer promotion costs (approximately 3 percentage points) and lower marketing expenses (approximately 1 percentage point), partially offset by the impact of currency (approximately 2 percentage points). The lower advertising expenses in the current year reflected a reduction in media rates and a shift to trade promotion in many of the businesses. Marketing and selling expenses decreased 7% in 2009 from 2008. The decrease was primarily due to the impact of currency (approximately 3 percentage points), lower marketing expenses (approximately 2 percentage points), and lower selling expenses (approximately 2 percentage points). In 2009, while advertising expenses increased in U.S. soup to support the launch of new products, marketing expenses were reduced in other businesses to fund increased promotional activity.

Administrative Expenses

Administrative expenses as a percent of sales were 7.9% in 2010, 7.8% in 2009, and 7.6% in 2008. Administrative expenses increased by 2% in 2010 from 2009, primarily due to the impact of currency (approximately 2 percentage points), an increase in compensation and benefit costs, including pension expense (approximately 2 percentage points), partially offset by the company’s cost management efforts and other factors (approximately 2 percentage points). Administrative expenses declined 3% in 2009 from 2008 due primarily to the impact of currency.

Research and Development Expenses

Research and development expenses increased $9 million or 8% in 2010 from 2009. The increase was primarily due to an increase in compensation and benefit costs (approximately 4 percentage points), costs associated with an initiative to simplify the soup-making process in North America (approximately 2 percentage points), and the impact of currency (approximately 2 percentage points). Research and development expenses decreased $1 million or 1% in 2009 from 2008. The decrease was primarily due to the impact of currency (approximately 3 percentage points), partially offset by an increase in wages and other costs (approximately 2 percentage points).

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

Operating Earnings

Segment operating earnings increased 14% in 2010 from 2009 and increased 5% in 2009 from 2008. The 2010 results included $12 million of restructuring charges. The 2009 results included $22 million of restructuring-related costs and a $67 million impairment charge. The 2008 results included $182 million of restructuring charges and related costs.

An analysis of operating earnings by reportable segment follows:

				% Change
	2010(1)	2009(2)	2008(3)	2010/2009	2009/2008
		(Millions)

U.S. Soup, Sauces and Beverages	$943	$927	$891	2	4
Baking and Snacking	322	262	120	23	118
International Soup, Sauces and Beverages	161	69	179	133	(61)
North America Foodservice	43	34	40	26	(15)

	1,469	1,292	1,230	14	5
Unallocated corporate expenses	(121)	(107)	(132)

	$1,348	$1,185	$1,098

(1)	Operating earnings for the North America Foodservice segment included $12 million of restructuring charges. See Note 7 for additional information on restructuring charges.

(2)	Operating earnings by segment included restructuring-related costs of $3 million in Baking and Snacking and $19 million in North America Foodservice. See Note 7 for additional information. The International Soup, Sauces and Beverages segment included a $67 million impairment charge on certain European trademarks. See Note 5 for additional information.

(3)	Operating earnings by segment included the effect of a 2008 restructuring charge and related costs of $182 million as follows: Baking and Snacking — $144 million; International Soup, Sauces and Beverages — $9 million; and North America Foodservice — $29 million. See Note 7 for additional information.

Earnings from U.S. Soup, Sauces and Beverages increased 2% in 2010 versus 2009 primarily due to an improvement in gross margin percentage and lower advertising expenses, partially offset by lower sales.

Earnings from U.S. Soup, Sauces, and Beverages increased 4% in 2009 from 2008 primarily due to pricing, net of increased promotional spending, and productivity improvements, which more than offset cost inflation and lower sales volume.

Earnings from Baking and Snacking increased 23% in 2010 versus 2009. The prior year included $3 million in restructuring-related costs. The increase in operating earnings was due to the impact of currency and earnings growth in Pepperidge Farm and Arnott’s.

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

Earnings from International Soup, Sauces and Beverages increased to $161 million from $69 million in 2009. Earnings in 2009 included a $67 million impairment charge on certain European trademarks, primarily in Germany and the Nordic region. Excluding the impairment charge, the increase in operating earnings was primarily due to the impact of currency and growth in the businesses in Europe as well as Asia Pacific, partially offset by declines in Canada.

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

Earnings from North America Foodservice increased to $43 million in 2010 from $34 million in 2009. The current year included $12 million in restructuring charges, and the prior year included $19 million in restructuring-related costs. Excluding these items, earnings increased slightly due to cost reduction efforts.

Earnings from North America Foodservice decreased 15% in 2009 from 2008. Earnings in 2009 included $19 million in restructuring-related costs and earnings in 2008 included $29 million of restructuring charges and costs associated with the initiatives to improve operational efficiency and long-term profitability. Excluding these items, earnings decreased reflecting the reduction in sales.

Unallocated corporate expenses increased from $107 million in 2009 to $121 million in 2010. The increase was primarily due to foreign exchange gains recorded in the prior year and higher equity-related benefit costs in the current year.

Unallocated corporate expenses decreased $25 million from $132 million in 2008 to $107 million in 2009. The decrease was primarily due to lower expenses associated with the company’s North American SAP implementation.

Interest Expense/Income

Interest expense increased to $112 million in 2010 from $110 million in 2009 primarily due to an increase in fixed-rate debt and higher average debt levels, partially offset by lower average short-term rates. Interest income increased to $6 million in 2010 from $4 million in 2009 primarily due to higher levels of cash and cash equivalents.

Interest expense decreased to $110 million in 2009 from $167 million in 2008 primarily due to lower interest rates. Interest income declined to $4 million in 2009 from $8 million in 2008 primarily due to lower levels of cash and cash equivalents.

Taxes on Earnings

The effective tax rate was 32.0% in 2010, 32.2% in 2009, and 28.5% in 2008. The following factors impacted the comparability of the tax rate in 2010 versus 2009:

•	In 2010, the company recognized deferred tax expense of $10 million as a result of the enactment of U.S. health care legislation in March 2010. The law changed the tax treatment of subsidies to companies that provide prescription drug benefits to retirees. The company recorded the adjustment to reduce the value of the deferred tax asset associated with the subsidy.

•	In 2009, the company recognized an $11 million benefit following the finalization of tax audits.

The effective rate decreased in 2010 from 2009 reflecting additional tax expense associated with the repatriation of foreign earnings in the prior year.

The following factors impacted the 2008 tax rate:

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

In 2010, the company recorded a restructuring charge of $12 million ($8 million after tax or $.02 per share) for pension benefit costs, which represented the final costs associated with the 2008 initiatives.

Details of the components of the initiatives are as follows:

In the third quarter of 2008, as part of the initiatives, the company entered into an agreement to sell certain Australian salty snack food brands and assets. The transaction was completed on May 12, 2008. Proceeds of the sale were nominal. In connection with this transaction, the company recognized a net loss of $120 million ($64 million after tax) in 2008. The terms of the agreement required the company to provide a loan facility to the buyer of AUD $10 million, or approximately USD $9 million. The facility was drawn down in AUD $5 million increments in 2009. Borrowings under the facility are to be repaid five years after the closing date. See also Note 3 to the Consolidated Financial Statements for additional information.

In April 2008, as part of the initiatives, the company announced plans to close the Listowel, Ontario, Canada food plant. The Listowel facility produced primarily frozen products, including soup, entrees, and Pepperidge Farm products, as well as ramen noodles. The facility employed approximately 500 people. The company closed the facility in April 2009. Production was transitioned to its network of North American contract manufacturers and to its Downingtown, Pennsylvania plant. The company recorded $20 million ($14 million after tax) of employee severance and benefit costs, including the estimated impact of curtailment and other pension charges, and $7 million ($5 million after tax) in accelerated depreciation of property, plant and equipment in 2008. In 2009, the company recorded $1 million of employee severance and benefit costs, including other pension charges, $16 million ($11 million after tax) in accelerated depreciation of property, plant and equipment and $2 million ($1 million after tax) of other exit costs. In 2010, the company recorded $12 million ($8 million after tax) for pension benefit costs, which represented the final costs associated with the initiatives.

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

As part of the 2008 initiatives, the company streamlined its management structure and eliminated certain overhead costs. These actions began in the fourth quarter of 2008 and were substantially completed in 2009. In connection with this action, the company recorded $17 million ($11 million after tax) in employee severance and benefit costs in 2008.

In aggregate, the company incurred pre-tax costs of approximately $216 million in 2008 through 2010 by segment as follows: Baking and Snacking — $147 million, International Soup, Sauces and Beverages — $9 million and North America Foodservice — $60 million.

See Note 7 to the Consolidated Financial Statements for additional information.

Discontinued Operations

On March 18, 2008, the company completed the sale of its Godiva Chocolatier business for $850 million, pursuant to a Stock Purchase Agreement dated December 20, 2007. The purchase price was subject to working capital and other post-closing adjustments, which resulted in an additional $20 million of proceeds. The company has reflected the results of this business as discontinued operations in the consolidated statements of earnings. The company used $600 million of the net proceeds from the sale to purchase company stock. In fiscal 2008, the company recognized a pre-tax gain of $698 million ($462 million after tax or $1.20 per share) on the sale. In fiscal 2009, the company recognized a $4 million tax benefit as a result of an adjustment to the tax liability associated with the sale.

Results of the operations of the Godiva Chocolatier business are summarized below:

	2009	2008
	(Millions)

Net sales	$—	$393

Earnings from operations before taxes	$—	$49
Taxes on earnings — operations	—	(17)
Gain on sale	—	698
Tax impact from sale of business	4	(236)

Earnings from discontinued operations	$4	$494

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

The company generated cash from operations of $1.057 billion in 2010, compared to $1.166 billion last year. The decline was primarily due to a $260 million contribution to a U.S. pension plan in 2010, partially offset by improvements in working capital requirements.

Net cash flows from operating activities provided $1.166 billion in 2009, compared to $766 million in 2008. The increase was due to higher cash earnings and lower tax payments. In 2008, net cash flows from operations included tax payments associated with the divestiture of Godiva.

Capital expenditures were $315 million in 2010, $345 million in 2009, and $298 million in 2008. Capital expenditures are expected to total approximately $300 million in 2011. Capital expenditures in 2010 included expansion and enhancements of the company’s corporate headquarters (approximately $36 million), expansion of Arnott’s production capacity (approximately $21 million), the ongoing implementation of SAP in Australia and New Zealand (approximately $15 million) and expansion of Pepperidge Farm’s production capacity (approximately $14 million). Capital expenditures in 2009 included expansion of the U.S. beverage production capacity (approximately $54 million) and expansion and enhancements of the company’s corporate headquarters (approximately $20 million). Capital expenditures in 2008 included investments to expand the Pepperidge Farm bakery production capacity, implement the SAP enterprise-resource planning system in North America, expand the U.S. beverage production capacity, and expand the warehouse at the Maxton, North Carolina facility.

Business acquired, as presented in the Statements of Cash Flows, represented the acquisition of the Ecce Panis, Inc. business in the fourth quarter of 2009 and the Wolfgang Puck soup business in the fourth quarter of 2008.

Net cash provided by investing activities in 2009 included $38 million of proceeds from the sale of the sauce and mayonnaise business in France, net of cash divested. Net cash provided by investing activities in 2008 included $828 million of proceeds from the sale of the Godiva Chocolatier business and certain Australian salty snack food brands and assets, net of cash divested.

Long-term borrowings in 2010 included the issuance in July of $400 million of 3.05% notes that mature in July 2017. Long-term borrowings in 2009 included the issuance in January of $300 million of 4.5% notes that mature in February 2019 and the issuance in July of $300 million of 3.375% notes that mature in August 2014. The net proceeds from these issuances were used for the repayment of commercial paper borrowings and for other general corporate purposes. There were no new long-term borrowings in 2008.

Dividend payments were $365 million in 2010, $350 million in 2009, and $329 million in 2008. Annual dividends declared in 2010 were $1.075 per share, $1.00 per share in 2009, and $.88 per share in 2008. The 2010 fourth quarter rate was $.275 per share.

Excluding shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares and for stock option exercises, the company repurchased 14 million shares at a cost of $472 million during 2010. Approximately 7 million of the shares repurchased in 2010 were repurchased pursuant to the company’s June 2008 publicly announced share repurchase program. Under this program, the company’s Board of Directors authorized the purchase of up to $1.2 billion of company stock through the end of fiscal 2011. Approximately $550 million remained available under the June 2008 repurchase program as of August 1, 2010. In addition to the June 2008 publicly announced share repurchase program, the company also purchased shares to offset the impact of dilution from shares issued under the company’s stock compensation plans. The company expects to continue this practice in the future. See “Market for Registrant’s Capital Stock, Related Shareowner Matters and Issuer Purchases of Equity Securities” for more information.

Excluding shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares, the company repurchased 17 million shares at a cost of $527 million during 2009. Approximately 13 million of the shares repurchased in 2009 were repurchased pursuant to the company’s June 2008 publicly announced share repurchase program. In addition to the June 2008 publicly announced share repurchase program, the company also purchased shares to offset the impact of dilution from shares issued under the company’s stock compensation plans.

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

At August 1, 2010, the company had $835 million of short-term borrowings due within one year and $25 million of standby letters of credit issued on behalf of the company. The company had a $1.5 billion committed revolving credit facility maturing in September 2011, which was unused at August 1, 2010, except for $25 million of standby letters of credit. In September 2010, the company entered into a $975 million committed 364-day revolving credit facility that contains a one-year term-out feature. The company also entered into a $975 million revolving credit facility that matures in September 2013. These facilities replaced the existing $1.5 billion revolving credit facility. These agreements support the company’s commercial paper programs.

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

Contractual Obligations and Other Commitments

Contractual Obligations

The following table summarizes the company’s obligations and commitments to make future payments under certain contractual obligations. For additional information on debt, see Note 13 to the Consolidated Financial

Statements. Operating leases are primarily entered into for warehouse and office facilities and certain equipment. Purchase commitments represent purchase orders and long-term purchase arrangements related to the procurement of ingredients, supplies, machinery, equipment and services. These commitments are not expected to have a material impact on liquidity. Other long-term liabilities primarily represent payments related to deferred compensation obligations. For additional information on other long-term liabilities, see Note 19 to the Consolidated Financial Statements.

	Contractual Payments Due by Fiscal Year
			2012 -	2014 -
	Total	2011	2013	2015	Thereafter
			(Millions)

Debt obligations(1)	$2,734	$832	$402	$600	$900
Interest payments(2)	552	114	164	100	174
Purchase commitments	920	539	164	65	152
Operating leases	186	43	63	38	42
Derivative and forward payments(3)	74	19	29	26	—
Other long-term liabilities(4)	160	18	32	22	88

Total long-term cash obligations	$4,626	$1,565	$854	$851	$1,356

(1)	Excludes unamortized net discount/premium on debt issuances, unamortized gain on a terminated interest rate swap and amounts related to interest rate swaps designated as fair-value hedges. For additional information on debt obligations, see Note 13 to the Consolidated Financial Statements.

(2)	Interest payments for short-term borrowings and long-term debt are calculated as follows. For short-term borrowings, interest is based on par values and rates of contractually obligated issuances at fiscal year end. For long-term debt, interest is based on principal amounts and fixed coupon rates at fiscal year end.

(3)	Represents payments of cross-currency swaps, forward exchange contracts, and deferred compensation hedges.

(4)	Represents other long-term liabilities, excluding unrecognized tax benefits, postretirement benefits, payments related to pension plans and unvested stock-based compensation. For additional information on pension and postretirement benefits, see Note 11 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Other Commitments

The company guarantees approximately 1,900 bank loans to Pepperidge Farm independent sales distributors by third party financial institutions used to purchase distribution routes. The maximum potential amount of the future payments the company could be required to make under the guarantees is $161 million. The company’s guarantees are indirectly secured by the distribution routes. The company does not believe that it is probable that it will be required to make guarantee payments as a result of defaults on the bank loans guaranteed. In connection with the sale of certain Australian salty snack food brands and assets, the company agreed to provide a loan facility to the buyer of AUD $10 million, or approximately USD $9 million. The facility was drawn down in AUD $5 million increments in 2009. Borrowings under the facility are to be repaid five years after the closing date. See also Note 18 to the Consolidated Financial Statements for information on off-balance sheet arrangements.

Inflation

In fiscal 2008 and 2009, inflation, on average, had been significantly higher than in the years preceding 2008, and was primarily reflected in Cost of products sold. In 2010, inflation was not as significant. The company uses a number of strategies to mitigate the effects of cost inflation. These strategies include increasing prices, pursuing cost productivity initiatives such as global procurement strategies, commodity hedging and making capital investments that improve the efficiency of operations.

Market Risk Sensitivity

The principal market risks to which the company is exposed are changes in foreign currency exchange rates, interest rates and commodity prices. In addition, the company is exposed to equity price changes related to certain deferred compensation obligations. The company manages its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain its variable-to-total debt ratio within targeted guidelines. International operations, which accounted for approximately 29% of 2010 net sales, are concentrated principally in Australia, Canada, France, Germany and Belgium. The company manages its foreign currency exposures by borrowing in various foreign currencies and utilizing cross-currency swaps and forward contracts. Swaps and forward contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The company does not enter into contracts for speculative purposes and does not use leveraged instruments.

The company principally uses a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. The company also enters into commodity futures and option contracts to reduce the volatility of price fluctuations of diesel fuel, wheat, natural gas, soybean oil, aluminum, sugar, cocoa, and corn, which impact the cost of raw materials.

The information below summarizes the company’s market risks associated with debt obligations and other significant financial instruments as of August 1, 2010. Fair values included herein have been determined based on quoted market prices or pricing models using current market rates. The information presented below should be read in conjunction with Notes 13 through 15 to the Consolidated Financial Statements.

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

	Expected Fiscal Year of Maturity
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
				(Millions)
Debt(1)
Fixed rate	$702	$2	$400	$300	$300	$900	$2,604	$2,829
Weighted-average interest rate	6.74%	3.29%	5.00%	4.88%	3.38%	4.83%	5.21%

Variable rate	$130 (2)						$130	$130
Weighted-average interest rate	1.47%						1.47%

Interest Rate Swaps
Fixed to variable			$300 (3)	$200 (4)			$500	$46
Average pay rate			1.32%	1.46%			1.38%
Average receive rate			5.00%	4.88%			4.95%

(1)	Excludes unamortized net premium/discount on debt issuances, unamortized gain on a terminated interest rate swap, and amounts related to interest rate swaps designated as fair-value hedges.

(2)	Represents $96 million of USD borrowings and $34 million equivalent of borrowings in other currencies.

(3)	Swaps $300 million of 5.00% notes due in 2013.

(4)	Swaps $200 million of 4.875% notes due in 2014.

As of August 2, 2009, fixed-rate debt of approximately $2.2 billion with an average interest rate of 5.50% and variable-rate debt of approximately $374 million with an average interest rate of 0.58% were outstanding. As of August 2, 2009, the company had swapped $500 million of fixed-rate debt to variable. The average rate to be received on these swaps was 4.95% and the average rate paid was estimated to be 2.81% over the remaining life of the swaps.

The company is exposed to foreign exchange risk related to its international operations, including non-functional currency intercompany debt and net investments in subsidiaries. The following table summarizes the cross-currency swaps outstanding as of August 1, 2010, which hedge such exposures. The notional amount of each currency and the related weighted-average forward interest rate are presented in the Cross-Currency Swaps table.

Cross-Currency Swaps

	Fiscal Year of	Interest	Notional	Fair
	Expiration	Rate	Value	Value
			(Millions)

Pay variable EUR	2011	2.60%	$69	$1
Receive variable USD		2.16%

Pay variable EUR	2011	2.25%	$69	$12
Receive variable USD		1.63%

Pay fixed EUR	2012	4.33%	$102	$3
Receive fixed USD		5.11%

Pay variable CAD	2012	1.83%	$82	$—
Receive variable USD		0.88%

Pay variable CAD	2012	1.85%	$37	$(5)
Receive variable USD		0.84%

Pay variable EUR	2013	1.93%	$21	$1
Receive variable USD		1.64%

Pay variable AUD	2013	5.88%	$133	$(4)
Receive variable USD		1.58%

Pay variable EUR	2013	1.90%	$41	$(1)
Receive variable USD		1.75%

Pay fixed CAD	2014	6.24%	$60	$(24)
Receive fixed USD		5.66%

Pay variable AUD	2015	6.35%	$133	$(4)
Receive variable USD		2.50%

Total			$747	$(21)

The cross-currency swap contracts outstanding at August 2, 2009 represented one pay fixed SEK/receive fixed USD swap with a notional value of $32 million, two pay fixed CAD/receive fixed USD swaps with notional values totaling $141 million, one pay variable CAD/receive variable USD swap with a notional value of $37 million, one pay fixed EUR/receive fixed USD swap with a notional value totaling $102 million, three pay variable EUR/receive variable USD swaps with notional values totaling $158 million and two pay variable AUD/receive variable USD swaps with notional values totaling $249 million. The aggregate notional value of these swap contracts was $719 million as of August 2, 2009, and the aggregate fair value of these swap contracts was a loss of $35 million as of August 2, 2009.

The company is also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries, including subsidiary debt. The company utilizes foreign exchange forward purchase and sale contracts to hedge these exposures. The following table summarizes the foreign exchange forward contracts outstanding and the related weighted-average contract exchange rates as of August 1, 2010.

Forward Exchange Contracts

		Average Contractual
		Exchange Rate
	Contract	(Currency Paid/
	Amount	Currency Received)
	(Millions)

Receive USD/Pay CAD	$137	1.03
Receive CAD/Pay USD	$45	0.97
Receive AUD/Pay NZD	$25	1.23
Receive EUR/Pay SEK	$20	9.46
Receive USD/Pay AUD	$20	1.15
Receive GBP/Pay AUD	$10	1.76

The company had an additional $14 million in a number of smaller contracts to purchase or sell various other currencies, such as the Australian dollar, euro, and Japanese yen, as of August 1, 2010. The aggregate fair value of all contracts was not material as of August 1, 2010. The total forward exchange contracts outstanding as of August 2, 2009 were $405 million with a fair value loss of $10 million.

The company enters into commodity futures and options contracts to reduce the volatility of price fluctuations for commodities. The notional value of these contracts was $50 million and the aggregate fair value of these contracts was a gain of $3 million as of August 1, 2010. The total notional value of these contracts was $51 million and the aggregate fair value was not material as of August 2, 2009.

The company had swap contracts outstanding as of August 1, 2010, which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of the Standard & Poor’s 500 Index, the total return of the company’s capital stock and the total return of the Puritan Fund. Under these contracts, the company pays variable interest rates and receives from the counterparty either the Standard & Poor’s 500 Index total return, the Puritan Fund total return, or the total return on company capital stock. The notional value of the contract that is linked to the return on the Standard & Poor’s 500 Index was $12 million at August 1, 2010 and $8 million at August 2, 2009. The average forward interest rate applicable to the contract, which expires in 2011, was 0.84% at August 1, 2010. The notional value of the contract that is linked to the return on the Puritan Fund was $9 million at August 1, 2010 and $6 million at August 2, 2009. The average forward interest rate applicable to the contract, which expires in 2011, was 1.39% at August 1, 2010. The notional value of the contract that is linked to the total return on company capital stock was $54 million at August 1, 2010 and $34 million at August 2, 2009. The average forward interest rate applicable to this contract, which expires in 2011, was 1.25% at August 1, 2010. The fair value of these contracts was a $2 million loss at August 1, 2010 and a $4 million gain at August 2, 2009.

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

Goodwill impairment testing first requires a comparison of the fair value of each reporting unit to the carrying value. Fair value is determined based on discounted cash flow analyses. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired. The amount of the impairment is the difference between the carrying value of the goodwill and the “implied” fair value, which is calculated as if the reporting unit had just been acquired and accounted for as a business combination. As of August 1, 2010, the carrying value of goodwill was $1.919 billion. The company has not recognized any impairment of goodwill as a result of annual testing, which began in 2003. As of the 2010 measurement, the fair value of each reporting unit exceeded the carrying value by at least 80%. Holding all other assumptions used in the 2010 measurement constant, a 100-basis-point increase in the weighted average cost of capital would not result in the carrying value of any reporting unit to be in excess of the fair value.

Indefinite-lived intangible assets are tested for impairment by comparing the fair value of the asset to the carrying value. Fair value is determined based on discounted cash flow analyses that include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and assumed royalty rates. If the fair value is less than the carrying value, the asset is reduced to fair value. As of August 1, 2010, the carrying value of trademarks was $496 million. Holding all other assumptions used in the 2010 measurement constant, a 100-basis-point increase in the weighted average cost of capital would reduce the fair value of trademarks and result in an impairment charge of approximately $13 million. In 2009, as part of the company’s annual review of intangible assets, an impairment charge of $67 million was recognized related to certain European trademarks, primarily in Germany and the Nordic region, used in the International Soup, Sauces and Beverages segment. The trademarks were determined to be impaired as a result of a decrease in the fair value of the brands, resulting from reduced expectations for discounted cash flows in comparison to prior year. The reduction was due in part to a deterioration in market conditions and an increase in the weighted average cost of capital. See Note 5 to the Consolidated Financial Statements for additional information on goodwill and intangible assets.

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

Net periodic pension and postretirement expense was $92 million in 2010, $53 million in 2009, and $54 million in 2008. The 2010 expense included $12 million of pension settlement costs related to the closure of a plant in Canada. The 2008 expense included $2 million of special termination benefits and curtailment costs related to the Godiva divestiture, which was recorded in discontinued operations. The 2008 expense also included $4 million of special termination and curtailment costs related to the restructuring initiatives. Significant weighted-average assumptions as of the end of the year are as follows:

	2010	2009	2008

Pension
Discount rate for benefit obligations	5.46%	6.00%	6.87%
Expected return on plan assets	8.15%	8.13%	8.60%
Postretirement
Discount rate for obligations	5.25%	6.00%	7.00%
Initial health care trend rate	8.25%	8.25%	9.00%
Ultimate health care trend rate	4.50%	4.50%	4.50%

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

Net periodic pension and postretirement expense is expected to increase to approximately $100 million in 2011 primarily due to a reduction in the discount rate for benefit obligations and increased amortization of unrecognized losses.

Given the adverse impact of declining financial markets on the funding levels of the plans, the company contributed $260 million to a U.S. plan in 2010. The company made a voluntary contribution of $70 million in 2008 to a U.S. plan. Contributions to international plans were $24 million in 2010, $13 million in 2009, and $8 million in 2008. The company contributed $100 million to U.S. plans in the first quarter of 2011. Additional contributions to U.S. plans are not expected in 2011. Contributions to non-U.S. plans are expected to be approximately $43 million in 2011.

See also Note 11 to the Consolidated Financial Statements for additional information on pension and postretirement expenses.

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

At the beginning of fiscal 2008, the company adopted revised accounting guidance related to accounting for uncertainty in income taxes. Upon adoption, the company recognized a cumulative-effect adjustment of $6 million as an increase in the liability for unrecognized tax benefits, including interest and penalties, and a reduction in retained earnings. Prior to the adoption, tax reserves were established to reflect the probable outcome of known tax contingencies. As of August 1, 2010, the liability for unrecognized tax benefits, including interest and penalties, was $45 million.

See also Notes 1 and 12 to the Consolidated Financial Statements for further discussion on income taxes.

Recent Accounting Pronouncements

In addition to the guidance related to the calculation of earnings per share described in “Basis of Presentation” and in Note 9 to the Consolidated Financial Statements, recent accounting pronouncements are as follows:

In December 2007, the FASB issued authoritative guidance which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It requires a noncontrolling interest in a subsidiary, which was formerly known as minority interest, to be classified as a separate component of total equity in the consolidated financial statements. The company retrospectively adopted the new noncontrolling interest guidance in the first quarter of fiscal 2010. The adoption did not have a material impact on the financial statements. See Note 10 to the Consolidated Financial Statements for additional information.

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

In June 2009, the FASB issued authoritative guidance that changed the consolidation model for variable interest entities. The provisions are effective for the first quarter of fiscal 2011. The adoption is not expected to have a material impact on the company’s consolidated financial statements.

See also Note 2 to the Consolidated Financial Statements for further discussion on new accounting standards.

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

•	the impact of strong competitive response to the company’s efforts to leverage its brand power with product innovation, promotional programs and new advertising, and of changes in consumer demand for the company’s products;

•	the risks in the marketplace associated with trade and consumer acceptance of product improvements, shelving initiatives, new product introductions, and pricing and promotional strategies;

•	the company’s ability to achieve sales and earnings guidance, which is based on assumptions about sales volume, product mix, the development and success of new products, the impact of marketing and pricing actions, product costs and currency;

•	the company’s ability to realize projected cost savings and benefits;

•	the company’s ability to successfully manage changes to its business processes, including selling, distribution, manufacturing, information management systems and the integration of acquisitions;

•	the increased significance of certain of the company’s key trade customers;

•	the impact of inventory management practices by the company’s trade customers;

•	the impact of fluctuations in the supply and inflation in energy, raw and packaging materials cost;

•	the impact associated with portfolio changes and completion of acquisitions and divestitures;

•	the uncertainties of litigation described from time to time in the company’s Securities and Exchange Commission filings;

•	the impact of changes in currency exchange rates, tax rates, interest rates, debt and equity markets, inflation rates, economic conditions and other external factors; and

•	the impact of unforeseen business disruptions in one or more of the company’s markets due to political instability, civil disobedience, armed hostilities, natural disasters or other calamities.

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

Item 8.	Financial Statements and Supplementary Data

CAMPBELL SOUP COMPANY

Consolidated Statements of Earnings

	2010	2009	2008
	52 Weeks	52 Weeks	53 Weeks
	(Millions, except per share amounts)

Net Sales	$7,676	$7,586	$7,998

Costs and expenses
Cost of products sold	4,526	4,558	4,827
Marketing and selling expenses	1,058	1,077	1,162
Administrative expenses	605	591	608
Research and development expenses	123	114	115
Other expenses / (income)	4	61	13
Restructuring charges	12	—	175

Total costs and expenses	6,328	6,401	6,900

Earnings Before Interest and Taxes	1,348	1,185	1,098
Interest expense	112	110	167
Interest income	6	4	8

Earnings before taxes	1,242	1,079	939
Taxes on earnings	398	347	268

Earnings from continuing operations	844	732	671
Earnings from discontinued operations	—	4	494

Net Earnings	$844	$736	$1,165

Per Share — Basic
Earnings from continuing operations	$2.44	$2.05	$1.77
Earnings from discontinued operations	—	.01	1.30

Net Earnings	$2.44	$2.06	$3.06

Weighted average shares outstanding — basic	340	352	373

Per Share — Assuming Dilution
Earnings from continuing operations	$2.42	$2.03	$1.75
Earnings from discontinued operations	—	.01	1.28

Net Earnings	$2.42	$2.05	$3.03

Weighted average shares outstanding — assuming dilution	343	354	377

The sum of individual per share amounts does not equal due to rounding.

See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY

Consolidated Balance Sheets

	August 1,	August 2,
	2010	2009
	(Millions, except per share amounts)

Current Assets
Cash and cash equivalents	$254	$51
Accounts receivable	512	528
Inventories	724	824
Other current assets	197	148

Total current assets	1,687	1,551

Plant Assets, Net of Depreciation	2,051	1,977
Goodwill	1,919	1,901
Other Intangible Assets, Net of Amortization	509	522
Other Assets	110	105

Total assets	$6,276	$6,056

Current Liabilities
Short-term borrowings	$835	$378
Payable to suppliers and others	545	569
Accrued liabilities	560	579
Dividend payable	95	88
Accrued income taxes	30	14

Total current liabilities	2,065	1,628

Long-Term Debt	1,945	2,246
Deferred Taxes	258	237
Other Liabilities	1,079	1,214

Total liabilities	5,347	5,325

Campbell Soup Company Shareowners’ Equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20
Additional paid-in capital	341	332
Earnings retained in the business	8,760	8,288
Capital stock in treasury, at cost	(7,459)	(7,194)
Accumulated other comprehensive loss	(736)	(718)

Total Campbell Soup Company shareowners’ equity	926	728
Noncontrolling interest	3	3

Total equity	929	731

Total liabilities and equity	$6,276	$6,056

See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY

Consolidated Statements of Cash Flows

	2010	2009	2008
	(Millions)

Cash Flows from Operating Activities:
Net earnings	$844	$736	$1,165
Adjustments to reconcile net earnings to operating cash flow
Impairment charge	—	67	—
Restructuring charges	12	—	175
Stock-based compensation	88	84	88
Depreciation and amortization	251	264	294
Deferred income taxes	54	144	29
Gain on sale of business	—	—	(698)
Other, net	99	57	46
Changes in working capital
Accounts receivable	21	27	(53)
Inventories	105	(14)	(91)
Prepaid assets	(9)	28	(22)
Accounts payable and accrued liabilities	(34)	(125)	23
Pension fund contributions	(284)	(13)	(78)
Payments for hedging activities	(20)	(44)	(65)
Other	(70)	(45)	(47)

Net Cash Provided by Operating Activities	1,057	1,166	766

Cash Flows from Investing Activities:
Purchases of plant assets	(315)	(345)	(298)
Sales of plant assets	13	1	3
Businesses acquired	—	(66)	(9)
Sale of businesses, net of cash divested	—	38	828
Other, net	2	(6)	7

Net Cash Provided by (Used in) Investing Activities	(300)	(378)	531

Cash Flows from Financing Activities:
Net short-term borrowings (repayments)	(265)	(320)	58
Long-term borrowings (repayments)	400	600	(181)
Repayments of notes payable	—	(300)	—
Dividends paid	(365)	(350)	(329)
Treasury stock purchases	(472)	(527)	(903)
Treasury stock issuances	139	72	47
Excess tax benefits on stock-based compensation	11	18	8
Other, net	(4)	(7)	—

Net Cash Used in Financing Activities	(556)	(814)	(1,300)

Effect of Exchange Rate Changes on Cash	2	(4)	13

Net Change in Cash and Cash Equivalents	203	(30)	10
Cash and Cash Equivalents — beginning of period	51	81	71

Cash and Cash Equivalents — end of period	$254	$51	$81

See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY

Consolidated Statements of Equity

	Campbell Soup Company Shareowners’ Equity
						Earnings	Accumulated
	Capital Stock				Additional	Retained	Other
	Issued		In Treasury		Paid-in	in	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	the Business	Income (Loss)	Interest	Equity
	(Millions, except per share amounts)

Balance at July 29, 2007	542	$20	(163)	$(6,015)	$331	$7,082	$(123)	$3	$1,298

Comprehensive income (loss)
Net earnings						1,165		—	1,165
Foreign currency translation adjustments, net of tax							112	—	112
Cash-flow hedges, net of tax							11		11
Pension and postretirement benefits, net of tax							(136)		(136)

Other comprehensive income (loss)							(13)	—	(13)

Total comprehensive income (loss)									1,152

Impact of adoption of accounting for uncertainty in income taxes						(6)			(6)
Dividends ($.88 per share)						(332)			(332)
Treasury stock purchased			(26)	(903)					(903)
Treasury stock issued under management incentive and stock option plans			3	106	6				112

Balance at August 3, 2008	542	20	(186)	(6,812)	337	7,909	(136)	3	1,321

Comprehensive income (loss)
Net earnings						736		—	736
Foreign currency translation adjustments, net of tax							(148)	—	(148)
Cash-flow hedges, net of tax							(25)		(25)
Pension and postretirement benefits, net of tax							(409)		(409)

Other comprehensive income (loss)							(582)	—	(582)

Total comprehensive income (loss)									154

Dividends ($1.00 per share)						(357)			(357)
Treasury stock purchased			(17)	(527)					(527)
Treasury stock issued under management incentive and stock option plans			4	145	(5)				140

Balance at August 2, 2009	542	20	(199)	(7,194)	332	8,288	(718)	3	731

Comprehensive income (loss)
Net earnings						844		—	844
Foreign currency translation adjustments, net of tax							39	—	39
Cash-flow hedges, net of tax							2		2
Pension and postretirement benefits, net of tax							(59)		(59)

Other comprehensive income (loss)							(18)	—	(18)

Total comprehensive income (loss)									826

Dividends ($1.075 per share)						(372)			(372)
Treasury stock purchased			(14)	(472)					(472)
Treasury stock issued under management incentive and stock option plans			7	207	9				216

Balance at August 1, 2010	542	$20	(206)	$(7,459)	$341	$8,760	$(736)	$3	$929

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(currency in millions, except per share amounts)

1.	Summary of Significant Accounting Policies

Basis of Presentation — The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. Intercompany transactions are eliminated in consolidation. Certain amounts in prior-year financial statements were reclassified to conform to the current-year presentation. The company’s fiscal year ends on the Sunday nearest July 31. There were 52 weeks in 2010 and 2009, and 53 weeks in 2008.

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

Property, Plant and Equipment — Property, plant and equipment are recorded at historical cost and are depreciated over estimated useful lives using the straight-line method. Buildings and machinery and equipment are depreciated over periods not exceeding 45 years and 20 years, respectively. Assets are evaluated for impairment when conditions indicate that the carrying value may not be recoverable. Such conditions include significant adverse changes in business climate or a plan of disposal.

Goodwill and Intangible Assets — Goodwill and indefinite-lived intangible assets are not amortized but rather are tested at least annually for impairment. Goodwill and indefinite-lived intangible assets are also tested for impairment as events or changes in circumstances occur indicating that the carrying value may not be recoverable. Intangible assets with finite lives are amortized over the estimated useful life and reviewed for impairment. Goodwill impairment testing first requires a comparison of the fair value of each reporting unit to the carrying value. If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired. The amount of the impairment is the difference between the carrying value of goodwill and the “implied” fair value, which is calculated as if the reporting unit had just been acquired and accounted for as a business combination. Impairment testing for indefinite-lived intangible assets requires a comparison between the fair value and carrying value of the asset. If carrying value exceeds the fair value, the asset is reduced to fair value. Fair values are primarily determined using discounted cash flow analyses. See Note 5 for information on goodwill and other intangible assets.

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

All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered into, the company designates the derivative as a hedge of the fair value of a recognized asset or liability or a firm commitment (fair-value hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash-flow hedge), or a hedge of a net investment in a foreign operation. Some derivatives may also be considered natural hedging instruments (changes in fair value act as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

economic offsets to changes in fair value of the underlying hedged item) and are not designated for hedge accounting.

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

Income Taxes — Deferred tax assets and liabilities are recognized for the future impact of differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

2.	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued authoritative guidance which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It requires a noncontrolling interest in a subsidiary, which was formerly known as minority interest, to be classified as a separate component of total equity in the consolidated financial statements. The company retrospectively adopted the new noncontrolling interest guidance in the first quarter of fiscal 2010. The adoption did not have a material impact on the financial statements. See Note 10 for additional information.

In December 2007, the FASB issued authoritative guidance for business combinations, which establishes the principles and requirements for how an acquirer recognizes the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date with limited exceptions. The guidance requires acquisition-related transaction costs to be expensed as incurred rather than capitalized as a component of the business combination. The provisions as revised were effective as of the first quarter of fiscal 2010 and will be applied to any business combinations entered into thereafter.

In September 2006, the FASB issued authoritative guidance for fair value measurements, which establishes a definition of fair value, provides a framework for measuring fair value and expands the disclosure requirements about fair value measurements. This guidance does not require any new fair value measurements but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued authoritative guidance which delayed by a year the effective date for certain nonfinancial assets and liabilities. The company adopted the provisions of the guidance for financial assets and liabilities in the first quarter of fiscal 2009. The adoption did not have a material impact on the consolidated financial statements. The company adopted the remaining provisions in the first quarter of fiscal 2010 for nonfinancial assets and liabilities, including goodwill and intangible assets. The adoption likewise did not have a material impact on the consolidated financial statements. See Note 15 for additional information.

In January 2010, the FASB issued additional authoritative guidance related to fair value measurements and disclosures. The guidance requires disclosure of details of significant transfers in and out of Level 1 and Level 2 fair value measurements. Level 1 fair value measurements are based on unadjusted quoted market prices. Level 2 fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2008, the FASB issued authoritative guidance related to the calculation of earnings per share. The guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the new provisions. The company adopted the guidance in the first quarter of fiscal 2010. Prior periods have been restated. See Note 9 for additional information.

In June 2009, the FASB Accounting Standards Codification (Codification) was issued to become the source of authoritative U.S. generally accepted accounting principles (GAAP) to be applied by nongovernmental entities and supersede all then-existing non-Securities and Exchange Commission (SEC) accounting and reporting standards. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The company adopted the provisions in the first quarter of fiscal 2010. The adoption did not impact the company’s consolidated financial statements.

In December 2008, the FASB issued additional authoritative guidance related to employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of how investment allocation decisions are made, major categories of plan assets, valuation techniques used to measure the fair value of plan assets, the impact of measurements using significant unobservable inputs and concentrations of risk within plan assets. The disclosures about plan assets required by this additional guidance must be provided for fiscal years ending after December 15, 2009. The company adopted the provisions in fiscal 2010. See Note 11 for additional information.

In June 2009, the FASB issued authoritative guidance that changed the consolidation model for variable interest entities. The provisions are effective for the first quarter of fiscal 2011. The adoption is not expected to have a material impact on the company’s consolidated financial statements.

3.	Divestitures

Discontinued Operations

On March 18, 2008, the company completed the sale of its Godiva Chocolatier business for $850. The purchase price was subject to certain post-closing adjustments, which resulted in an additional $20 of proceeds. The company has reflected the results of this business as discontinued operations in the consolidated statements of earnings. The company used approximately $600 of the net proceeds to purchase company stock. The 2008 results included a $462 after-tax gain, or $1.20 per share, on the Godiva Chocolatier sale. The company recognized a $4 benefit in 2009 as a result of an adjustment to the tax liability associated with the sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results of the Godiva Chocolatier business were as follows:

	2009	2008

Net sales	$—	$393

Earnings from operations before taxes	$—	$49
Taxes on earnings — operations	—	(17)
Gain on sale	—	698
Tax impact from sale of business	4	(236)

Earnings from discontinued operations	$4	$494

Other Divestitures

In the third quarter of 2008, the company entered into an agreement to sell certain Australian salty snack food brands and assets. The transaction, which was completed on May 12, 2008, included the following salty snack brands: Cheezels, Thins, Tasty Jacks, French Fries, and Kettle Chips, certain other assets and the assumption of liabilities. Proceeds of the sale were nominal. The business was historically included in the Baking and Snacking segment and had annual net sales of approximately $150. In connection with this transaction, the company recognized a pre-tax loss of $120 ($64 after tax or $.17 per share). This charge was included in the Restructuring charges on the Statements of Earnings in 2008. See also Note 7. The terms of the agreement required the company to provide a loan facility to the buyer of AUD $10, or approximately USD $9. The facility was drawn down in AUD $5 increments in 2009. Borrowings under the facility are to be repaid five years after the closing date.

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

The company has provided certain indemnifications in connection with the divestitures. As of August 1, 2010, known exposures related to such matters are not material.

4.	Comprehensive Income

Total comprehensive income is comprised of net earnings, net foreign currency translation adjustments, pension and postretirement benefit adjustments (see Note 11), and net unrealized gains and losses on cash-flow hedges (see Note 14). Total comprehensive income for the twelve months ended August 1, 2010, August 2, 2009, and August 3, 2008 was $826, $154, and $1,152, respectively.

The components of Accumulated other comprehensive income (loss), as reflected in the Statements of Equity, consisted of the following:

	2010	2009

Foreign currency translation adjustments, net of tax(1)	$132	$93
Cash-flow hedges, net of tax(2)	(18)	(20)
Unamortized pension and postretirement benefits, net of tax(3):
Net actuarial loss	(856)	(787)
Prior service (cost)/credit	6	(4)

Total Accumulated other comprehensive loss	$(736)	$(718)

(1)	Includes a tax benefit of $1 in 2010 and a tax expense of $7 in 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Includes a tax benefit of $10 in 2010 and $11 in 2009.

(3)	Includes a tax benefit of $489 in 2010 and $442 in 2009.

5.	Goodwill and Intangible Assets

The following table shows the changes in the carrying amount of goodwill by business segment:

	U.S.		International	North
	Soup, Sauces	Baking and	Soup, Sauces	America
	and Beverages	Snacking	and Beverages	Foodservice	Total

Balance at August 3, 2008	$434	$744	$674	$146	$1,998
Acquisition(1)	—	30	—	—	30
Foreign currency translation adjustment	—	(74)	(53)	—	(127)

Balance at August 2, 2009	$434	$700	$621	$146	$1,901

Foreign currency translation adjustment	—	54	(36)	—	18

Balance at August 1, 2010	$434	$754	$585	$146	$1,919

(1)	In May 2009, the company acquired Ecce Panis, Inc. for $66. See Note 8 for additional information.

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	2010	2009

Intangible Assets:
Non-amortizable intangible assets	$496	$508
Amortizable intangible assets	21	21

	517	529
Accumulated amortization	(8)	(7)

Total net intangible assets	$509	$522

Non-amortizable intangible assets consist of trademarks. Amortizable intangible assets consist substantially of process technology and customer intangibles.

Amortization was less than $1 in 2010, 2009, and 2008. The estimated aggregated amortization expense for each of the five succeeding fiscal years is less than $1 per year. Asset useful lives range from ten to twenty years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The U.S. Soup, Sauces and Beverages segment comprises the U.S. retail business, including the following products: Campbell’s condensed and ready-to-serve soups; Swanson broth, stocks and canned poultry; Prego pasta sauce; Pace Mexican sauce; Campbell’s canned pasta, gravies, and beans; V8 vegetable juices; V8 V-Fusion juices and beverages; V8 Splash juice drinks; and Campbell’s tomato juice.

The Baking and Snacking segment includes the following businesses: Pepperidge Farm cookies, crackers, bakery and frozen products in U.S. retail; and Arnott’s biscuits in Australia and Asia Pacific. In May 2008, the company sold certain salty snack food brands and assets in Australia, which historically were included in this segment. See Note 3 for information on the sale.

The International Soup, Sauces and Beverages segment includes the soup, sauce and beverage businesses outside of the United States, including Europe, Latin America, the Asia Pacific region, as well as the emerging markets of Russia and China and the retail business in Canada. See Note 3 for information on the sale of the sauce and mayonnaise business comprised of products sold under the Lesieur brand in France. This business was historically included in this segment.

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

The company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 18% of consolidated net sales in 2010 and 2009, and 16% in 2008. All of the company’s segments sold products to Wal-Mart Stores, Inc. or its affiliates.

Business Segments

	2010	2009	2008

Net sales
U.S. Soup, Sauces and Beverages	$3,700	$3,784	$3,674
Baking and Snacking	1,975	1,846	2,058
International Soup, Sauces and Beverages	1,423	1,357	1,610
North America Foodservice	578	599	656

Total	$7,676	$7,586	$7,998

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010(2)	2009(3)	2008(4)

Earnings before interest and taxes
U.S. Soup, Sauces and Beverages	$943	$927	$891
Baking and Snacking	322	262	120
International Soup, Sauces and Beverages	161	69	179
North America Foodservice	43	34	40
Corporate(1)	(121)	(107)	(132)

Total	$1,348	$1,185	$1,098

	2010	2009	2008

Depreciation and Amortization
U.S. Soup, Sauces and Beverages	$107	$101	$94
Baking and Snacking	75	71	81
International Soup, Sauces and Beverages	35	41	47
North America Foodservice	13	28	27
Corporate(1)	21	23	28
Discontinued Operations	—	—	17

Total	$251	$264	$294

	2010	2009	2008

Capital Expenditures
U.S. Soup, Sauces and Beverages	$139	$177	$132
Baking and Snacking	81	58	65
International Soup, Sauces and Beverages	26	34	46
North America Foodservice	3	17	7
Corporate(1)	66	59	33
Discontinued Operations	—	—	15

Total	$315	$345	$298

	2010	2009	2008

Segment Assets
U.S. Soup, Sauces and Beverages	$2,146	$2,168	$2,039
Baking and Snacking	1,710	1,628	1,704
International Soup, Sauces and Beverages	1,396	1,474	1,800
North America Foodservice	360	377	386
Corporate(1)	664	409	545

Total	$6,276	$6,056	$6,474

(1)	Represents unallocated corporate expenses and unallocated assets, including corporate offices, deferred income taxes and prepaid pension assets.

(2)	Earnings before interest and taxes of the North America Foodservice segment included a $12 restructuring charge. See Note 7 for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Earnings before interest and taxes by segment included restructuring-related costs of $3 in Baking and Snacking and $19 in North America Foodservice. See Note 7 for additional information. Earnings before interest and taxes of the International Soup, Sauces and Beverages segment included a $67 impairment charge on certain European trademarks. See Note 5 for additional information.

(4)	Earnings before interest and taxes by segment included the effect of a 2008 restructuring charge and related costs of $182 as follows: Baking and Snacking — $144, International Soup, Sauces and Beverages — $9, and North America Foodservice — $29. See Note 7 for additional information.

Geographic Area Information

Information about operations in different geographic areas is as follows:

	2010	2009	2008

Net sales
United States	$5,436	$5,548	$5,448
Europe	601	608	770
Australia/Asia Pacific	978	816	1,074
Other countries	661	614	706

Total	$7,676	$7,586	$7,998

	2010(2)	2009(3)	2008(4)

Earnings before interest and taxes
United States	$1,160	$1,118	$1,080
Europe	38	(36)	42
Australia/Asia Pacific	155	105	(17)
Other countries	116	105	125

Segment earnings before interest and taxes	1,469	1,292	1,230
Corporate(1)	(121)	(107)	(132)

Total	$1,348	$1,185	$1,098

	2010	2009	2008

Identifiable assets
United States	$2,865	$3,079	$2,899
Europe	948	994	1,283
Australia/Asia Pacific	1,465	1,205	1,340
Other countries	385	369	407
Corporate(1)	613	409	545

Total	$6,276	$6,056	$6,474

(1)	Represents unallocated corporate expenses and unallocated assets, including corporate offices, deferred income taxes and prepaid pension assets.

(2)	Earnings before interest and taxes in Other countries included a $12 restructuring charge. See Note 7 for additional information.

(3)	Earnings before interest and taxes by geographic area included restructuring-related costs of $3 in Australia/Asia Pacific and $19 in Other countries. See Note 7 for additional information. Earnings before interest and taxes in Europe included a $67 impairment charge on certain trademarks. See Note 5 for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Earnings before interest and taxes by geographic area included the effect of a 2008 restructuring charge and related costs of $182 as follows: Australia/Asia Pacific — $145, Other countries — $27, Europe — $8, and United States — $2. See Note 7 for additional information.

Identifiable assets are those assets, including goodwill, which are identified with the operations in each geographic region.

7.	Restructuring Charges

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

In 2010, the company recorded a restructuring charge of $12 ($8 after tax or $.02 per share) for pension benefit costs, which represented the final costs associated with the 2008 initiatives.

Of the aggregate $216 of pre-tax costs for the total program, approximately $40 were cash expenditures, the majority of which was spent in 2009.

A summary of the pre-tax costs is as follows:

			Recognized
	Total	Change in	as of
	Program	Estimate(1)	August 1, 2010

Severance pay and benefits	$62	$(4)	$58
Asset impairment/accelerated depreciation	158	(4)	154
Other exit costs	10	(6)	4

Total	$230	$(14)	$216

(1)	Primarily due to foreign currency translation.

Details of the components of the initiatives are as follows:

In the third quarter of 2008, as part of the initiatives, the company entered into an agreement to sell certain Australian salty snack food brands and assets. The transaction was completed on May 12, 2008. Proceeds of the sale were nominal. See also Note 3.

In April 2008, as part of the initiatives, the company announced plans to close the Listowel, Ontario, Canada food plant. The Listowel facility produced primarily frozen products, including soup, entrees, and Pepperidge Farm products, as well as ramen noodles. The facility employed approximately 500 people. The company closed the facility in April 2009. Production was transitioned to its network of North American contract manufacturers and to its Downingtown, Pennsylvania plant. The company recorded $20 ($14 after tax) of employee severance and benefit costs, including the estimated impact of curtailment and other pension charges, and $7 ($5 after tax) in accelerated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

depreciation of property, plant and equipment in 2008. In 2009, the company recorded $1 of employee severance and benefit costs, including other pension charges, $16 ($11 after tax) in accelerated depreciation of property, plant and equipment and $2 ($1 after tax) of other exit costs. In 2010, the company recorded a restructuring charge of $12 ($8 after tax) for pension benefit costs, which represented the final costs associated with the initiatives.

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

As part of the 2008 initiatives, the company streamlined its management structure and eliminated certain overhead costs. These actions began in the fourth quarter of 2008 and were substantially completed in 2009. In connection with this action, the company recorded $17 ($11 after tax) in employee severance and benefit costs in 2008.

A summary of restructuring activity and related reserves is as follows:

	Severance Pay	Asset Impairment/	Other Exit
	and Benefits	Accelerated Depreciation	Costs	Total

Accrued balance at July 29, 2007	$—
2008 charge	45	137	—	$182
Cash payments	(4)
Pension termination benefits(1)	(4)

Accrued balance at August 3, 2008	37

2009 charge	1	17	4	$22
Cash payments	(26)
Pension termination benefits(1)	(2)
Foreign currency translation adjustment	(6)

Accrued balance at August 2, 2009	4

2010 charge	12	—	—	$12
Cash payments	(3)
Pension termination benefits(1)	(12)

Accrued balance at August 1, 2010	$1

(1)	Pension termination benefits are recognized in Other Liabilities and Accumulated Other Compensation Income/(Loss). See Note 11 to the Consolidated Financial Statements.

A summary of restructuring charges incurred in 2008 through 2010 by reportable segment is as follows:

	U.S. Soup,		International	North
	Sauces and	Baking and	Soup, Sauces	America
	Beverages	Snacking	and Beverages	Foodservice	Total

Severance pay and benefits	$—	$14	$9	$35	$58
Asset impairment/accelerated depreciation	—	131	—	23	154
Other exit costs	—	2	—	2	4

	$—	$147	$9	$60	$216

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Acquisitions

On May 4, 2009, the company acquired Ecce Panis, Inc., an artisan bread maker, for $66. The results of operations of Ecce Panis, Inc. are included in the Baking and Snacking segment and were not material to 2009 results. The pro forma impact on sales, net earnings or earnings per share for the prior periods would not have been material. As part of the purchase price allocation, $46 was allocated to intangible assets primarily consisting of goodwill, trade secret process technology, trademarks and customer relationships.

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

In June 2008, the FASB issued accounting guidance related to the calculation of earnings per share. The guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The company adopted and retrospectively applied the new guidance in the first quarter of fiscal 2010. The retrospective application of the provisions resulted in a reduction of basic and diluted earnings per share:

	2009		2008
	Basic	Diluted	Basic	Diluted

Continuing operations	$(.03)	$(.01)	$(.03)	$(.01)
Net earnings	$(.03)	$(.01)	$(.06)	$(.03)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The computation of basic and diluted earnings per share attributable to common shareowners is as follows:

	August 1,	August 2,	August 3,
	2010	2009	2008

Earnings from continuing operations	$844	$732	$671
Less: Allocation to participating securities	(14)	(12)	(12)

Available to common shareowners	$830	$720	$659

Earnings from discontinued operations	$—	$4	$494
Less: Allocation to participating securities	—	—	(10)

Available to common shareowners	$—	$4	$484

Net earnings	$844	$736	$1,165
Less: Allocation to participating securities	(14)	(12)	(22)

Available to common shareowners	$830	$724	$1,143

Weighted average shares outstanding — basic	340	352	373
Effect of dilutive securities: stock options	3	2	4

Weighted average shares outstanding — diluted	343	354	377

Earnings from continuing operations per common share:
Basic	$2.44	$2.05	$1.77

Diluted	$2.42	$2.03	$1.75

Earnings from discontinued operations per common share:
Basic	$—	$.01	$1.30

Diluted	$—	$.01	$1.28

Net earnings per common share(1):
Basic	$2.44	$2.06	$3.06

Diluted	$2.42	$2.05	$3.03

(1)	The sum of the individual per share amounts does not equal due to rounding.

Stock options to purchase less than 1 million shares of capital stock in 2010, 3 million shares of capital stock in 2009, and 1 million shares of capital stock in 2008 were not included in the calculation of diluted earnings per share because the exercise price of the stock options exceeded the average market price of the capital stock and, therefore, would be antidilutive.

10.	Noncontrolling Interest

The company owns a 70% controlling interest in a Malaysian manufacturing company. The noncontrolling interest in this entity is included in Total equity in the Consolidated Balance Sheets. The earnings attributable to the noncontrolling interest were less than $1 in 2010, 2009, and 2008, and were included in Other expenses/(income) in the Consolidated Statements of Earnings.

11.	Pension and Postretirement Benefits

Pension Benefits — Substantially all of the company’s U.S. and certain non-U.S. employees are covered by noncontributory defined benefit pension plans. In 1999, the company implemented significant amendments to certain U.S. plans. Under a new formula, retirement benefits are determined based on percentages of annual pay and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

age. To minimize the impact of converting to the new formula, service and earnings credit continues to accrue for active employees participating in the plans under the formula prior to the amendments through the year 2014. Employees will receive the benefit from either the new or old formula, whichever is higher. Benefits become vested upon the completion of three years of service. Benefits are paid from funds previously provided to trustees and insurance companies or are paid directly by the company from general funds. In 2010, the company amended its U.S. pension plans. Employees hired or rehired on or after January 1, 2011 and who are not covered by collective bargaining agreements will not be eligible to participate in the plans.

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

In 2005, the company established retiree medical account benefits for eligible U.S. retirees, intended to provide reimbursement for eligible health care expenses. In 2010, the retirement medical program was amended to discontinue retiree medical accounts for employees not covered by collective bargaining agreements and who are not at least age 50 with at least 10 years of service as of December 31, 2010.

The company uses the fiscal year end as the measurement date for the benefit plans.

Components of net periodic benefit cost:

	Pension
	2010	2009	2008

Service cost	$55	$46	$48
Interest cost	121	122	120
Expected return on plan assets	(170)	(163)	(170)
Amortization of prior service cost	1	1	1
Recognized net actuarial loss	49	19	24
Curtailment gain	—	—	(1)
Settlement costs	12	—	—
Special termination benefits	—	2	5

Net periodic pension expense	$68	$27	$27

The settlement costs in 2010 are related to the closure of a plant in Canada. The settlement costs are included in Restructuring charges in the Consolidated Statements of Earnings. See Note 7 for additional information.

In 2008, the curtailment gain and special termination benefits include a curtailment gain of $3 and a special termination benefit of $3 related to the sale of the Godiva Chocolatier business. These amounts are included in earnings from discontinued operations.

In 2008, the curtailment gain and special termination benefits include a curtailment loss of $2 and a special termination benefit of $2 related to the closure of a plant in Canada.

The estimated net actuarial loss and prior service cost that will be amortized from Accumulated other comprehensive loss into net periodic pension cost during 2011 are $70 and $1, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Postretirement
	2010	2009	2008

Service cost	$3	$3	$4
Interest cost	19	22	21
Amortization of prior service cost	1	1	—
Recognized net actuarial loss	1	—	—
Curtailment loss	—	—	1
Special termination benefits	—	—	1

Net periodic postretirement expense	$24	$26	$27

The curtailment loss and special termination benefits relate to the sale of the Godiva Chocolatier business and are included in earnings from discontinued operations.

The estimated prior service credit and net actuarial loss that will be amortized from Accumulated other comprehensive loss into net periodic postretirement expense during 2011 are $1 and $7, respectively.

Change in benefit obligation:

	Pension		Postretirement
	2010	2009	2010	2009

Obligation at beginning of year	$2,077	$1,882	$340	$327
Service cost	55	46	3	3
Interest cost	121	122	19	22
Actuarial loss	181	196	50	18
Participant contributions	—	—	4	4
Benefits paid	(148)	(148)	(39)	(37)
Medicare subsidies	—	—	3	3
Other	(2)	(5)	—	—
Plan amendments	—	—	(18)	—
Settlement	(21)	—	—	—
Special termination benefits	—	2	—	—
Foreign currency adjustment	12	(18)	—	—

Benefit obligation at end of year	$2,275	$2,077	$362	$340

Change in the fair value of pension plan assets:

	2010	2009

Fair value at beginning of year	$1,415	$1,854
Actual return on plan assets	222	(297)
Employer contributions	284	13
Benefits paid	(142)	(141)
Settlement	(21)	—
Foreign currency adjustment	9	(14)

Fair value at end of year	$1,767	$1,415

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in the Consolidated Balance Sheets:

	Pension		Postretirement
	2010	2009	2010	2009

Accrued liabilities	$(8)	$(6)	$(30)	$(27)
Other liabilities	(500)	(656)	(332)	(313)

Net amount recognized	$(508)	$(662)	$(362)	$(340)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$1,263	$1,188	$87	$38
Prior service (credit)/cost	(1)	(1)	(10)	8

Total	$1,262	$1,187	$77	$46

The changes in other comprehensive loss associated with pension benefits included the reclassification of actuarial losses into earnings of $49 and $19 in 2010 and 2009, respectively. The remaining changes in other comprehensive loss associated with pension benefits were primarily due to net actuarial losses arising during the period. The change in other comprehensive income associated with postretirement benefits in 2010 included $50 of net actuarial losses arising during the period and $18 of prior service credit. The change in other comprehensive income associated with postretirement benefits in 2009 was primarily due to $19 of net actuarial losses arising during the period.

The following table provides information for pension plans with accumulated benefit obligations in excess of plan assets:

	2010	2009

Projected benefit obligation	$2,261	$2,066
Accumulated benefit obligation	$2,140	$1,931
Fair value of plan assets	$1,757	$1,407

The accumulated benefit obligation for all pension plans was $2,148 at August 1, 2010 and $1,938 at August 2, 2009.

Weighted-average assumptions used to determine benefit obligations at the end of the year:

	Pension		Postretirement
	2010	2009	2010	2009

Discount rate	5.46%	6.00%	5.25%	6.00%
Rate of compensation increase	3.29%	3.29%	3.25%	3.25%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended:

Pension	2010	2009	2008

Discount rate	6.00%	6.87%	6.40%
Expected return on plan assets	8.13%	8.60%	8.79%
Rate of compensation increase	3.29%	3.97%	3.97%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

This estimate is based on an estimate of future inflation, long-term projected real returns for each asset class, and a premium for active management.

The discount rate used to determine net periodic postretirement expense was 6.00% in 2010, 7.00% in 2009 and 6.50% in 2008.

Assumed health care cost trend rates at the end of the year:

	2010	2009

Health care cost trend rate assumed for next year	8.25%	8.25%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2018	2017

A one-percentage-point change in assumed health care costs would have the following effects on 2010 reported amounts:

	Increase	Decrease

Effect on service and interest cost	$1	$(1)
Effect on the 2010 accumulated benefit obligation	$20	$(18)

Pension Plan Assets

The fundamental goal underlying the investment policy is to ensure that the assets of the plans are invested in a prudent manner to meet the obligations of the plans as these obligations come due. The primary investment objectives include providing a total return which will promote the goal of benefit security by attaining an appropriate ratio of plan assets to plan obligations, to provide for real asset growth while also tracking plan obligations, to diversify investments across and within asset classes, to reduce the impact of losses in single investments, and to follow investment practices that comply with applicable laws and regulations.

The primary policy objectives will be met by investing assets to achieve a reasonable tradeoff between return and risk relative to the plans’ obligations. This includes investing a portion of the assets in funds selected in part to hedge the interest rate sensitivity to plan obligations.

The portfolio includes investments in the following asset classes: fixed income, equity, real estate and alternatives. Fixed income will provide a moderate expected return and partially hedge the exposure to interest rate risk of the plans’ obligations. Equities are used for their high expected return. Additional asset classes are used to provide diversification.

Asset allocation is monitored on an ongoing basis relative to the established asset class targets. The interaction between plan assets and benefit obligations is periodically studied to assist in the establishment of strategic asset allocation targets. The investment policy permits variances from the targets within certain parameters. Asset rebalancing occurs when the underlying asset class allocations move outside these parameters at which time the asset allocation is rebalanced back to the policy target weight.

The company’s year-end pension plan weighted-average asset allocations by category were:

	Strategic
	Target	2010	2009

Equity securities	51%	49%	62%
Debt securities	35%	34%	20%
Real estate and other	14%	17%	18%

Total	100%	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company is required to categorize pension plan assets based on the following fair value hierarchy:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset through corroboration with observable market data.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table presents the company’s pension plan assets at August 1, 2010, by asset category as follows:

	Fair Value	Fair Value Measurements at
	as of	August 1, 2010 Using
	August 1,	Fair Value Hierarchy
	2010	Level 1	Level 2	Level 3

Asset category
Short-term investments	$60	$5	$55	$—
Equities:
U.S.	521	308	213	—
Non-U.S.	330	245	85	—
Corporate bonds:
U.S.	363	—	363	—
Non-U.S.	122	—	122	—
Government and agency bonds:
U.S.	39	—	39	—
Non-U.S.	27	—	27	—
Mortgage and asset backed securities	26	—	26	—
Real estate	60	4	38	18
Limited partnerships	24	—	—	24
Hedge funds	174	—	174	—
Guaranteed insurance contracts	8	—	—	8

Total	$1,754	$562	$1,142	$50

Other items to reconcile to fair value of plan assets	13

Total pension assets at fair value	$1,767

Short-term investments — Investments include cash and cash equivalents, and various short-term debt instruments and short-term investment funds. Institutional short-term investment vehicles valued daily are classified as Level 1 at cost which approximates market value. Other investment vehicles are valued based upon a net asset value and are classified as Level 2.

Equities — Common stocks and preferred stocks are classified as Level 1 and are valued using quoted market prices in active markets. Investments in commingled funds are classified as Level 2 assets as the funds are not traded in active markets. Commingled funds are valued based on the unit values of such funds. Unit values are based on the fair value of the underlying assets of the funds derived from inputs principally based on quoted market prices in an active market or corroborated by observable market data by correlation or other means.

Corporate bonds — These investments are valued based on quoted market prices, yield curves and pricing models using current market rates.

Government and agency bonds — These investments are generally valued based on bid quotations and recent trade data for identical or similar obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage and asset backed securities — Fair value is based on prices obtained from third party pricing sources. The prices from third party pricing sources may be based on bid quotes from dealers and recent trade data. Mortgage backed securities are traded in the over the counter market.

Real estate — Real estate investments consist of real estate investment trusts and property funds. Real estate investment trusts are classified as Level 1 and are valued based on quoted market prices. Property funds are classified as either Level 2 or Level 3 depending upon whether liquidity is limited or there are few observable market participant transactions. Fair value is based on third party appraisals.

Limited partnerships — Investments in limited partnerships are valued based upon valuations provided by the general partners of the funds. The values of limited partnerships are based upon an assessment of each underlying investment, incorporating valuations that consider the evaluation of financing and sales transactions with third parties, expected cash flows, and market-based information, including comparable transactions and performance multiples among other factors. The investments are classified as Level 3 since the valuation is determined using unobservable inputs.

Hedge funds — Hedge fund investments include hedge funds valued based upon a net asset value derived from the fair value of underlying securities and are therefore classified as Level 2 assets. Hedge fund investments may include long and short positions in equity and fixed income securities, derivative instruments such as futures and options, commodities, and other types of securities.

Guaranteed insurance contracts — These assets are classified as Level 3 assets as they are valued using unobservable inputs. Guaranteed insurance contracts are valued based on the discounted stream of guaranteed benefit payments at a market rate increased for expected future profit sharing. The expected excess return is equal to expected indexation granted to participants. The discounted stream of guaranteed benefit payments is calculated based on the expected mortality rates of plan participants.

Other items to reconcile to fair value of plan assets included net accrued interest and dividends receivable, amounts due for securities sold, amounts payable for securities purchased, and other payables.

The following table summarizes the changes in fair value of Level 3 investments:

			Guaranteed
	Real	Limited	Insurance
	Estate	Partnerships	Contracts	Total

Fair value at beginning of year	$32	$31	$5	$68
Actual return on plan assets	(2)	(4)	2	(4)
Purchases	—	—	1	1
Sales	(1)	(3)	—	(4)
Settlements	—	—	—	—
Transfers out of Level 3	(11)	—	—	(11)

Fair value at end of year	$18	$24	$8	$50

The company contributed $100 to U.S. plans in the first quarter of 2011. Additional contributions to U.S. plans are not expected in 2011. Contributions to non-U.S. plans are expected to be approximately $43 in 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future benefit payments are as follows:

	Pension	Postretirement

2011	$141	$30
2012	$144	$31
2013	$147	$32
2014	$148	$33
2015	$144	$33
2016-2020	$824	$169

The benefit payments include payments from funded and unfunded plans.

Estimated future Medicare subsidy receipts are approximately $2-$3 annually from 2011 through 2015, and $16 for the period 2016 through 2020.

Savings Plan — The company sponsors employee savings plans which cover substantially all U.S. employees. The company provides a matching contribution of 60% (50% at certain locations) of the employee contributions up to 5% of compensation after one year of continued service. Amounts charged to Costs and expenses were $17 in 2010, and $18 in both 2009 and 2008.

Effective January 1, 2011, the company will provide a matching contribution of 100% of employee contributions up to 4% of compensation for employees who are not covered by collective bargaining agreements. Employees hired or rehired on or after January 1, 2011 who will not be eligible to participate in the defined benefit plans and who are not covered by collective bargaining agreements will receive a contribution equal to 3% of compensation regardless of their participation in the Savings Plan.

12.	Taxes on Earnings

The provision for income taxes on earnings from continuing operations consists of the following:

	2010	2009	2008

Income taxes:
Currently payable
Federal	$253	$145	$177
State	46	12	1
Non-U.S.	45	46	60

	344	203	238

Deferred
Federal	38	142	43
State	1	9	2
Non-U.S.	15	(7)	(15)

	54	144	30

	$398	$347	$268

Earnings from continuing operations before income taxes:
United States	$1,051	$976	$912
Non-U.S.	191	103	27

	$1,242	$1,079	$939

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the effective income tax rate on continuing operations with the U.S. federal statutory income tax rate:

	2010	2009	2008

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal tax benefit)	2.5	1.7	1.5
Tax effect of international items	(2.5)	(0.8)	(4.6)
Settlement of tax contingencies	(0.7)	(1.0)	(1.4)
Federal manufacturing deduction	(1.3)	(1.0)	(1.5)
Divestiture of Australian snack food brands(1)	—	—	(1.3)
Other	(1.0)	(1.7)	0.8

Effective income tax rate	32.0%	32.2%	28.5%

(1)	See Note 7 for information on the divestiture of certain Australian salty snack food brands.

In the third quarter of 2010, the company recorded deferred tax expense of $10 due to the enactment of U.S. health care legislation in March 2010. The law changed the tax treatment of subsidies to companies that provide prescription drug benefits to retirees. Accordingly, the company recorded the non-cash charge to reduce the value of the deferred tax asset associated with the subsidy.

In the second and third quarters of 2010, the company recorded a tax benefit of $9 following the finalization of tax audits. The company recorded an additional tax benefit of $2 during the year related to the resolution of other tax contingencies.

In the first quarter of 2009, the company recorded a tax benefit of $11 following the finalization of tax audits.

In the second quarter of 2008, the company recorded a tax benefit of $13 resulting from the resolution of a state tax contingency.

Deferred tax liabilities and assets are comprised of the following:

	2010	2009

Depreciation	$221	$204
Amortization	449	425
Other	13	17

Deferred tax liabilities	683	646

Benefits and compensation	319	273
Pension benefits	134	141
Tax loss carryforwards	67	60
Capital loss carryforwards	101	93
Other	76	74

Gross deferred tax assets	697	641
Deferred tax asset valuation allowance	(123)	(108)

Net deferred tax assets	574	533

Net deferred tax liability	$109	$113

At August 1, 2010, U.S. and non-U.S. subsidiaries of the company have tax loss carryforwards of approximately $317. Of these carryforwards, $126 expire between 2011 and 2028 and $191 may be carried forward indefinitely. The current statutory tax rates in these countries range from 20% to 35%. At August 1, 2010, valuation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowances have been established to offset $89 of these tax loss carryforwards. Additionally, at August 1, 2010, non-U.S. subsidiaries of the company have capital loss carryforwards of approximately $336, which are fully offset by valuation allowances.

The net change in the valuation allowance in 2010 was an increase of $15. The increase was primarily due to the impact of currency and the recognition of additional valuation allowances on foreign loss carryforwards that are not expected to be utilized prior to the expiration date. The net change in the valuation allowance in 2009 was a decrease of $7, primarily due to currency. The net change in the valuation allowance in 2008 was an increase of $79. The increase was primarily due to establishing a $72 valuation allowance for an increase in capital loss carryforwards generated by the divestiture of the Australian snack food brands.

As of August 1, 2010, U.S. income taxes have not been provided on approximately $605 of undistributed earnings of non-U.S. subsidiaries, which are deemed to be permanently reinvested. It is not practical to estimate the tax liability that might be incurred if such earnings were remitted to the U.S.

The company adopted the provisions related to accounting for uncertainty in income taxes as of July 30, 2007 (the beginning of fiscal 2008). Upon adoption, the company recognized a cumulative-effect adjustment of $6 as an increase in the liability for unrecognized tax benefits, including interest and penalties, and a corresponding reduction in retained earnings. A reconciliation of the activity related to unrecognized tax benefits follows:

	2010	2009	2008

Balance at beginning of year	$42	$54	$58
Increases related to prior-year tax positions	14	—	5
Decreases related to prior-year tax positions	(11)	(11)	(16)
Increases related to current-year tax positions	4	4	12
Settlements	(11)	(2)	(4)
Lapse of statute	(2)	(3)	(1)

Balance at end of year	$36	$42	$54

As of August 1, 2010, August 2, 2009, and August 3, 2008, there were $22, $28, and $37, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate. The total amount of unrecognized tax benefits can change due to audit settlements, tax examination activities, statute expirations and the recognition and measurement criteria under accounting for uncertainty in income taxes. The company is unable to estimate what this change could be within the next twelve months, but does not believe it would be material to the financial statements.

The company’s accounting policy with respect to interest and penalties attributable to income taxes is to reflect any expense or benefit as a component of its income tax provision. The total amount of interest and penalties recognized in the Statements of Earnings was an expense of $2 in 2010 and a benefit of $1 and $4, respectively for 2009 and 2008. The total amount of interest and penalties recognized in the Consolidated Balance Sheets as of August 1, 2010 and August 2, 2009 was $9 and $8, respectively.

None of the unrecognized tax benefit liabilities, including interest and penalties, are expected to be settled within the next twelve months. The $45 and $50 of unrecognized tax benefit liabilities, including interest and penalties, are reported as other non-current liabilities in the Consolidated Balance Sheets as of August 1, 2010 and August 2, 2009, respectively.

The company does business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Belgium, France and Germany. The 2010 tax year is currently under audit by the IRS. In addition, several state income tax examinations are in progress for fiscal years 2001 to 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company has been notified of a limited scope audit in Australia for fiscal years 2007 through 2009. With limited exceptions, the company has been audited for income tax purposes in Canada and France through fiscal year 2005 and in Belgium and Germany through fiscal year 2007.

13.	Short-term Borrowings and Long-term Debt

Short-term borrowings consist of the following:

	2010	2009

Commercial paper	$96	$350
Current portion of long-term debt	700	—
Variable-rate bank borrowings	34	24
Fixed-rate borrowings	1	4
Capital leases	1	—
Other(1)	3	—

	$835	$378

(1)	Other includes unamortized net premium/discount on debt issuances and unamortized gain on a terminated interest rate swap.

As of August 1, 2010, the weighted-average interest rate of commercial paper, which consisted of U.S. borrowings, was 0.24%. As of August 2, 2009, the weighted-average interest rate of commercial paper, which consisted of U.S. borrowings, was 0.28%.

The company had a committed revolving credit facility of $1,500 maturing in September 2011 that supported commercial paper borrowings and remained unused at August 1, 2010, except for $25 of standby letters of credit. In September 2010, the company entered into a $975 committed 364-day revolving credit facility that contains a one-year term-out feature. The company also entered into a $975 revolving credit facility that matures in September 2013. These facilities replaced the existing $1,500 revolving credit facility.

Long-term Debt consists of the following:

Type	Fiscal Year of Maturity	Rate	2010	2009

Notes	2011	6.75%	$700	$700
Notes	2013	5.00%	400	400
Notes	2014	4.88%	300	300
Notes	2015	3.38%	300	300
Notes	2017	3.05%	400	—
Notes	2019	4.50%	300	300
Debentures	2021	8.88%	200	200
Fixed-rate borrowings			1	—
Capital leases			1	3
Other(1)			43	43

Total			2,645	2,246
Less current portion			700	—

Total long-term debt			$1,945	$2,246

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Other includes unamortized net premium/discount on debt issuances, unamortized gain on a terminated interest rate swap, and amounts related to interest rate swaps designated as fair-value hedges. For additional information on fair-value interest rate swaps, see Note 14.

In July 2010, the company issued $400 of 3.05% notes which mature on July 15, 2017. Interest on the notes is due semi-annually on January 15 and July 15, commencing on January 15, 2011. The company may redeem the notes in whole or in part at any time at a redemption price of 100% of the principal amount plus accrued interest or an amount designed to ensure that the note holders are not penalized by the early redemption.

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

The fair value of the company’s long-term debt, including the current portion of long-term debt in Short-term borrowings, was $2,829 at August 1, 2010 and $2,394 at August 2, 2009.

In November 2008, the company filed a registration statement with the Securities and Exchange Commission that registered an indeterminate amount of debt securities. Under the registration statement, the company may issue debt securities, depending on market conditions.

Principal amounts of debt mature as follows: 2011-$832 (in current liabilities); 2012-$2; 2013-$400; 2014-$300; 2015-$300 and beyond-$900.

14.	Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value. The fair value of long-term debt as indicated in Note 13 is based on quoted market prices or pricing models using current market rates.

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

The company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. The company minimizes the counterparty credit risk on these transactions by dealing only with leading, credit-worthy financial institutions having long-term credit ratings of “A” or better. In addition, the contracts are distributed among several financial institutions, thus minimizing credit-risk concentration. The company does not have credit-risk-related contingent features in its derivative instruments as of August 1, 2010.

Foreign Currency Exchange Risk

The company is exposed to foreign currency exchange risk related to its international operations, including non-functional currency intercompany debt and net investments in subsidiaries. The company is also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiaries. The company utilizes foreign exchange forward purchase and sale contracts as well as cross-currency swaps to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. The company typically hedges portions of its forecasted foreign currency transaction exposure with foreign exchange forward contracts for up to 18 months. To hedge currency exposures related to intercompany debt, cross-currency swap contracts are entered into for periods consistent with the underlying debt. As of August 1, 2010, cross-currency swap contracts mature in 2011 through 2015. Principal currencies hedged include the Australian dollar, Canadian dollar, euro, Swedish krona, New Zealand dollar, British pound and Japanese yen. The notional amount of foreign exchange forward and cross-currency swap contracts accounted for as cash-flow hedges was $261 and $322 at August 1, 2010 and August 2, 2009, respectively. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Statements of Earnings on the same line item and same period in which the underlying hedge transaction affects earnings. The notional amount of foreign exchange forward and cross-currency swap contracts that are not designated as accounting hedges was $757 and $802 at August 1, 2010 and August 2, 2009, respectively.

Interest Rate Risk

The company manages its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain its variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. The notional amount of outstanding fair-value interest rate swaps at August 1, 2010 and August 2, 2009 totaled $500.

During fiscal 2010, the company entered into forward starting interest rate swap contracts accounted for as cash-flow hedges with a combined notional value of $200 to hedge a July 2010 anticipated debt offering. These swaps were settled concurrent with the July 2010 debt issuance of $400 seven-year 3.05% notes at a loss of $14, which was recorded in other comprehensive income (loss). The loss on the swap contracts will be amortized over the life of the debt as additional interest expense.

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

Commodity Price Risk

The company principally uses a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. The company also enters into commodity futures and options contracts to reduce the volatility of price fluctuations of diesel fuel, wheat, natural gas, soybean oil, aluminum, sugar, cocoa, and corn, which impact the cost of raw materials. Commodity futures and option contracts are typically accounted for as cash-flow hedges or are not designated as accounting hedges. Commodity futures and option contracts are typically entered into to hedge a portion of commodity requirements for periods up to 18 months. The notional amount of commodity contracts accounted for as cash-flow hedges was $7 at August 1, 2010 and August 2, 2009. The notional amount of commodity contracts that are not designated as accounting hedges was $43 and $44 at August 1, 2010 and August 2, 2009, respectively. As of August 1, 2010, the contracts mature within 12 months.

Equity Price Risk

The company hedges a portion of exposures relating to certain deferred compensation obligations linked to the total return of the Standard & Poor’s 500 Index, the total return of the company’s capital stock and the total return of the Puritan Fund. Under these contracts, the company pays variable interest rates and receives from the counterparty either the total return of the Standard & Poor’s 500 Index, the total return of the Puritan Fund, or the total return on company capital stock. These instruments are not designated as hedges for accounting purposes. The contracts are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

typically entered into for periods not exceeding 12 months. The notional amounts of the company’s deferred compensation hedges as of August 1, 2010 and August 2, 2009 were $75 and $48, respectively.

The following table summarizes the fair value of derivative instruments recorded in the Consolidated Balance Sheets as of August 1, 2010 and August 2, 2009:

	Balance Sheet Classification	2010	2009

Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$1	$1
Cross-currency swap contracts	Other current assets	—	3
Commodity contracts	Other current assets	1	—
Cross-currency swap contracts	Other assets	3	—
Interest rate swaps	Other assets	46	38

Total derivatives designated as hedges		$51	$42

Derivatives not designated as hedges:
Foreign exchange forward contracts	Other current assets	$1	$3
Commodity contracts	Other current assets	3	6
Cross-currency swap contracts	Other current assets	13	—
Deferred compensation contracts	Other current assets	—	4
Cross-currency swap contracts	Other assets	1	7

Total derivatives not designated as hedges		$18	$20

Total asset derivatives		$69	$62

Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$1	$3
Commodity contracts	Accrued liabilities	1	—
Cross-currency swap contracts	Accrued liabilities	—	1
Cross-currency swap contracts	Other liabilities	24	31

Total derivatives designated as hedges		$26	$35

Derivatives not designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$1	$11
Commodity contracts	Accrued liabilities	—	6
Cross-currency swap contracts	Accrued liabilities	—	5
Deferred compensation contracts	Accrued liabilities	2	—
Cross-currency swap contracts	Other liabilities	14	8

Total derivatives not designated as hedges		$17	$30

Total liability derivatives		$43	$65

The derivative assets and liabilities are presented on a gross basis in the table. Certain derivative asset and liability balances, including cash collateral, are offset in the balance sheet when a legally enforceable right of offset exists.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the effect of the company’s derivative instruments designated as cash-flow hedges for the years ended August 1, 2010 and August 2, 2009 on other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

Derivatives Designated as Cash-Flow Hedges

		Total
		Cash-Flow
		Hedge
		OCI Activity
		2010	2009

OCI derivative gain/(loss) at beginning of year		$(31)	$8
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		(5)	(6)
Cross-currency swap contracts		4	(6)
Forward starting interest rate swaps		(14)	(15)
Commodity contracts		1	(11)
Amount of (gain) or loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Other expenses/income	(1)	(2)
Foreign exchange forward contracts	Cost of products sold	17	(5)
Forward starting interest rate swaps	Interest expense	1	1
Commodity contracts	Cost of products sold	—	5

OCI derivative gain/(loss) at end of year		$(28)	$(31)

The amount expected to be reclassified from other comprehensive income into earnings within the next 12 months is a loss of $5. The ineffective portion and amount excluded from effectiveness testing were not material.

The following table shows the effect of the company’s derivative instruments designated as fair-value hedges on the Consolidated Statements of Earnings:

		Amount of		Amount of
		Gain or (Loss)		Gain or (Loss)
		Recognized in Earnings		Recognized in Earnings
Derivatives Designated	Location of Gain or (Loss)	on Derivatives		on Hedged Item
as Fair-Value Hedges	Recognized in Earnings	2010	2009	2010	2009

Interest rate swaps	Interest expense	$8	$24	$(8)	$(24)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the effects of the company’s derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

		Amount of Gain or (Loss)
		Recognized in Earnings
	Location of Gain or (Loss)	on Derivatives
Derivatives not Designated as Hedges	Recognized in Earnings	2010	2009

Foreign exchange forward contracts	Other expenses/income	$(8)	$7
Foreign exchange forward contracts	Cost of products sold	—	1
Cross-currency swap contracts	Other expenses/income	(12)	44
Commodity contracts	Cost of products sold	—	(24)
Deferred compensation contracts	Administrative expenses	9	(8)

Total		$(11)	$20

15.	Fair Value Measurements

The company is required to categorize financial assets and liabilities based on the following fair value hierarchy:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the company’s financial assets and liabilities that are measured at fair value on a recurring basis at August 1, 2010 and August 2, 2009, consistent with the fair value hierarchy:

	Fair Value	Fair Value Measurements at			Fair Value	Fair Value Measurements at
	as of	August 1, 2010 Using			as of	August 2, 2009 Using
	August 1,	Fair Value Hierarchy			August 2,	Fair Value Hierarchy
	2010	Level 1	Level 2	Level 3	2009	Level 1	Level 2	Level 3

Assets
Interest rate swaps(1)	$46	$—	$46	$—	$38	$—	$38	$—
Foreign exchange forward contracts(2)	2	—	2	—	4	—	4	—
Cross-currency swap contracts(3)	17	—	17	—	10	—	10	—
Deferred compensation derivatives(4)	—	—	—	—	4	—	4	—
Commodity derivatives(5)	4	4	—	—	6	6	—	—

Total assets at fair value	$69	$4	$65	$—	$62	$6	$56	$—

Liabilities
Foreign exchange forward contracts(2)	$2	$—	$2	$—	$14	$—	$14	$—
Cross-currency swap contracts(3)	38	—	38	—	45	—	45	—
Deferred compensation derivatives(4)	2	—	2	—	—	—	—	—
Commodity derivatives(5)	1	1	—	—	6	6	—	—
Deferred compensation obligation(6)	149	95	54	—	142	80	62	—

Total liabilities at fair value	$192	$96	$96	$—	$207	$86	$121	$—

(1)	Based on LIBOR swap rates.

(2)	Based on observable market transactions of spot currency rates and forward rates.

(3)	Based on observable local benchmarks for currency and interest rates.

(4)	Based on LIBOR and equity index swap rates.

(5)	Based on quoted futures exchanges.

(6)	Based on the fair value of the participants’ investments.

16.	Shareowners’ Equity

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the company’s Board of Directors authorized the purchase of up to $1,200 of company stock through fiscal 2011. This program began in fiscal 2009. In addition to these publicly announced programs, the company repurchases shares to offset the impact of dilution from shares issued under the company’s stock compensation plans.

In 2010, the company repurchased 14 million shares at a cost of $472. Of the 2010 repurchases, approximately 7 million shares at a cost of $250 were made pursuant to the company’s June 2008 publicly announced share repurchase program. Approximately $550 remained available under this program as of August 1, 2010.

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

17.	Stock-Based Compensation

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

Pursuant to the 2003 Long-Term Incentive Plan, in July 2005 the company adopted a long-term incentive compensation program which provides for grants of total shareowner return (TSR) performance restricted stock/units, EPS performance restricted stock/units, and time-lapse restricted stock/units. Initial grants made in accordance with this program were approved in September 2005. Under the program, awards of TSR performance restricted stock/units will be earned by comparing the company’s total shareowner return during a three-year period to the respective total shareowner returns of companies in a performance peer group. Based upon the company’s ranking in the performance peer group, a recipient of TSR performance restricted stock/units may earn a total award ranging from 0% to 225% of the initial grant. Awards of EPS performance restricted stock/units will be earned based upon the company’s achievement of annual earnings per share goals. During the three-year vesting period, a recipient of EPS performance restricted stock/units may earn a total award ranging from 0% to 100% of the initial grant. Awards of time-lapse restricted stock/units will vest ratably over the three-year period. Annual stock option grants are not part of the long-term incentive compensation program for 2008, 2009, and 2010. However, stock options may still be granted on a selective basis under the 2003 and 2005 Long-Term Incentive Plans.

Total pre-tax stock-based compensation recognized in Earnings from continuing operations was $88 for 2010, $84 for 2009, and $83 for 2008. Tax related benefits of $33 were recognized for 2010 and $31 were recognized for 2009 and 2008. Stock-based compensation associated with 2008 discontinued operations was $3 after-tax.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information about stock options and related activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	2010	Price	Life	Value
	(Options in thousands)

Beginning of year	17,552	$27.08
Granted	—	$—
Exercised	(4,945)	$28.34
Terminated	(134)	$33.03

End of year	12,473	$26.47	2.8	$117

Exercisable at end of year	12,473	$26.47	2.8	$117

The total intrinsic value of options exercised during 2010, 2009, and 2008 was $33, $30, and $17, respectively. As of January 2009, compensation related to stock options was fully expensed. The company measured the fair value of stock options using the Black-Scholes option pricing model.

The following table summarizes time-lapse restricted stock/units and EPS performance restricted stock/units activity:

		Weighted-Average
		Grant-Date
	Shares/Units	Fair Value
	(Restricted stock/units in thousands)

Nonvested at August 2, 2009	2,073	$38.17
Granted	1,409	$32.25
Vested	(970)	$37.62
Forfeited	(117)	$35.19

Nonvested at August 1, 2010	2,395	$35.05

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

As of August 1, 2010, total remaining unearned compensation related to nonvested time-lapse restricted stock/units and EPS performance restricted stock/units was $35, which will be amortized over the weighted-average remaining service period of 1.7 years. The fair value of restricted stock/units vested during 2010, 2009, and 2008 was $32, $47, and $70, respectively. The weighted-average grant-date fair value of restricted stock/units granted during 2009 and 2008 was $39.50 and $36.57, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes TSR performance restricted stock/units activity:

		Weighted-Average
		Grant-Date
	Shares/Units	Fair Value
	(Restricted stock/units in thousands)

Nonvested at August 2, 2009	3,349	$36.08
Granted	1,518	$33.84
Vested	(957)	$26.49
Forfeited	(329)	$32.50

Nonvested at August 1, 2010	3,581	$38.02

The fair value of TSR performance restricted stock/units is estimated at the grant date using a Monte Carlo simulation. Expense is recognized on a straight-line basis over the service period. As of August 1, 2010, total remaining unearned compensation related to TSR performance restricted stock/units was $54, which will be amortized over the weighted-average remaining service period of 1.7 years. In the first quarter of fiscal 2010, recipients of TSR performance restricted stock/units earned 85% of their initial grants based upon the company’s total shareowner return ranking in a performance peer group during a three-year period ended July 31, 2009. As a result, approximately 165,000 shares were forfeited. The total fair value of TSR performance restricted stock/units vested during 2010 and 2009 was $31 and $58, respectively. The grant-date fair value of TSR performance restricted stock/units granted during 2009 and 2008 was $47.20 and $34.64, respectively.

Prior to fiscal 2009, employees could elect to defer all types of restricted stock awards. These awards are classified as liabilities because of the possibility that they may be settled in cash. The fair value is adjusted quarterly. The total cash paid to settle the liabilities in 2010, 2009, and 2008 was not material. The liability for deferred awards was $7 at August 1, 2010.

The excess tax benefits on the exercise of stock options and vested restricted stock presented as cash flows from financing activities in 2010, 2009, and 2008 were $11, $18, and $8, respectively. Cash received from the exercise of stock options was $139, $72, and $47 for 2010, 2009, and 2008, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

18.	Commitments and Contingencies

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

The company has certain operating lease commitments, primarily related to warehouse and office facilities, retail store space and certain equipment. Rent expense under operating lease commitments was $48 in 2010, $47 in 2009, and $80 in 2008. Rent expense in 2008 included $33 related to discontinued operations. Future minimum annual rental payments under these operating leases are as follows:

2011	2012	2013	2014	2015	Thereafter

$43	$35	$28	$20	$18	$42

The company guarantees approximately 1,900 bank loans made to Pepperidge Farm independent sales distributors by third party financial institutions for the purchase of distribution routes. The maximum potential amount of future payments the company could be required to make under the guarantees is $161. The company’s guarantees are indirectly secured by the distribution routes. The company does not believe it is probable that it will

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be required to make guarantee payments as a result of defaults on the bank loans guaranteed. The amounts recognized as of August 1, 2010 and August 2, 2009 were not material.

In connection with the sale of certain Australian salty snack food brands and assets, the company agreed to provide a loan facility to the buyer of AUD $10, or approximately USD $9. The facility was drawn down in AUD $5 increments in 2009. Borrowings under the facility are to be repaid five years after the closing date.

The company has provided certain standard indemnifications in connection with divestitures, contracts and other transactions. Certain indemnifications have finite expiration dates. Liabilities recognized based on known exposures related to such matters were not material at August 1, 2010.

19.	Supplemental Financial Statement Data

Balance Sheets

	2010	2009

Accounts receivable
Customer accounts receivable	$483	$485
Allowances	(17)	(19)

Subtotal	466	466
Other	46	62

	$512	$528

Inventories
Raw materials, containers, and supplies	$261	$324
Finished products	463	500

	$724	$824

Other current assets
Deferred taxes	$128	$100
Fair value of derivatives	16	10
Other	53	38

	$197	$148

Plant assets
Land	$61	$59
Buildings	1,182	1,111
Machinery and equipment	3,651	3,481
Projects in progress	149	242

Total cost	5,043	4,893
Accumulated depreciation(1)	(2,992)	(2,916)

	$2,051	$1,977

Other assets
Fair value of derivatives	$34	$25
Deferred taxes	21	24
Other	55	56

	$110	$105

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010	2009

Accrued liabilities
Accrued compensation and benefits	$229	$236
Fair value of derivatives	2	19
Accrued trade and consumer promotion programs	129	112
Accrued interest	47	43
Restructuring	1	4
Other	152	165

	$560	$579

Other liabilities
Pension benefits	$500	$656
Deferred compensation(2)	149	142
Postretirement benefits	332	313
Fair value of derivatives	22	19
Unrecognized tax benefits	45	50
Other	31	34

	$1,079	$1,214

(1)	Depreciation expense was $251 in 2010, $264 in 2009, and $288 in 2008. Depreciation expense in 2008 included $17 related to discontinued operations. Buildings are depreciated over periods ranging from 7 to 45 years. Machinery and equipment are depreciated over periods generally ranging from 2 to 20 years.

(2)	The deferred compensation obligation represents unfunded plans maintained for the purpose of providing the company’s directors and certain of its executives the opportunity to defer a portion of their compensation. All forms of compensation contributed to the deferred compensation plans are accounted for in accordance with the underlying program. Contributions are credited to an investment account in the participant’s name, although no funds are actually contributed to the investment account and no investment choices are actually purchased. Six investment choices are available, including: (1) a book account that tracks the total return on company stock; (2) a book account that tracks performance of Fidelity’s Spartan U.S. Equity Index Fund; (3) a book account that tracks the performance of Fidelity’s Puritan Fund; (4) a book account that tracks the performance of Fidelity’s Spartan International Index Fund; (5) a book account that tracks the performance of Fidelity’s Spartan Extended Market Index Fund; and (6) a book account that credits interest based on the Wall Street Journal indexed prime rate. Participants can reallocate investments daily and are entitled to the gains and losses on investment funds. The company recognizes an amount in the Statements of Earnings for the market appreciation/depreciation of each fund.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Earnings

	2010	2009	2008

Other Expenses/(Income)
Foreign exchange (gains)/losses	$1	$(7)	$1
Amortization/impairment of intangible and other assets(1)	—	67	6
Other	3	1	6

	$4	$61	$13

Interest expense
Interest expense	$116	$114	$171
Less: Interest capitalized	4	4	4

	$112	$110	$167

(1)	In 2009, a $67 impairment charge was recognized on certain European trademarks. See also Note 5.

Statements of Cash Flows

Cash Flows From Operating Activities	2010	2009	2008

Other non-cash charges to net earnings
Non-cash compensation/benefit related expense	$90	$59	$59
Resolution of tax matters	—	—	(13)
Other	9	(2)	—

	$99	$57	$46

Other
Benefit related payments	$(58)	$(52)	$(54)
Other	(12)	7	7

	$(70)	$(45)	$(47)

Other Cash Flow Information
Interest paid	$118	$120	$180
Interest received	$6	$4	$7
Income taxes paid	$333	$144	$521

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Quarterly Data (unaudited)

	2010
	First	Second	Third	Fourth

Net sales	$2,203	$2,153	$1,802	$1,518
Gross profit	923	871	743	613
Net earnings(1)	304	259	168	113
Per share — basic
Net earnings	0.87	0.74	0.49	0.33
Dividends	0.25	0.275	0.275	0.275
Per share — assuming dilution
Net earnings(1)	0.87	0.74	0.49	0.33
Market price
High	$33.98	$35.80	$36.25	$37.50
Low	$29.81	$30.96	$32.18	$34.18

	2009
	First	Second	Third	Fourth

Net sales	$2,250	$2,122	$1,686	$1,528
Gross profit	871	837	685	635
Earnings from continuing operations(2)	260	229	174	69
Earnings from discontinued operations(3)	—	4	—	—
Net earnings	260	233	174	69
Per share — basic(4)
Earnings from continuing operations	0.71	0.63	0.49	0.20
Earnings from discontinued operations	—	0.01	—	—
Net earnings	0.71	0.65	0.49	0.20
Dividends	0.25	0.25	0.25	0.25
Per share — assuming dilution(4)
Earnings from continuing operations(2)	0.70	0.63	0.49	0.20
Earnings from discontinued operations(3)	—	0.01	—	—
Net earnings	0.70	0.64	0.49	0.20
Market price
High	$40.85	$39.44	$31.41	$31.47
Low	$32.45	$27.35	$24.63	$25.65

The sum of the individual per share amounts does not equal due to rounding.

(1)	Includes an $8 ($.02 per diluted share) restructuring charge in the third quarter for pension benefit costs related to the 2008 initiatives to improve operational efficiency and long-term profitability. See also Note 7.

A $10 ($.03 per diluted share) deferred tax expense to reduce deferred tax assets as a result of the U.S. health care legislation enacted in March 2010 was recorded in the third quarter. See also Note 12.

(2)	Includes a $16 ($.04 per diluted share) unrealized loss on the fair value of open commodity hedges contracts in the first quarter, a $7 ($.02 per diluted share) favorable net adjustment on commodity hedges in the third quarter and a $9 ($.03 per diluted share) favorable net adjustment on commodity hedges in the fourth quarter.

Restructuring-related costs associated with initiatives to improve operational efficiency and long-term profitability of $5 ($.01 per diluted share) were recorded in each of the first and second quarters, and $4 ($.01 per

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

diluted share) were recorded in the third quarter. See also Note 7. A $47 ($.13 per diluted share) impairment charge on certain European trademarks was recorded in the fourth quarter. See also Note 5.

(3)	In the second quarter of fiscal 2009, the company recorded a $4 ($.01 per diluted share) tax benefit from the sale of Godiva.

(4)	In the first quarter of fiscal 2010, the company adopted and retrospectively applied new accounting guidance related to the calculation of earnings per share. The retrospective application of the provision resulted in the following reductions to basic and diluted earnings per share for fiscal 2009:

	First		Second		Third		Fourth
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Continuing operations	$(.02)	$(.01)	$(.02)	$—	$(.01)	$—	$—	$—
Net earnings	$(.02)	$(.01)	$(.01)	$—	$(.01)	$—	$—	$—

There was no change to the previously reported basic and diluted earnings per share from discontinued operations for the second quarter of fiscal 2009.

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of August 1, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment using those criteria, management concluded that the company’s internal control over financial reporting was effective as of August 1, 2010.

The effectiveness of the company’s internal control over financial reporting as of August 1, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

/s/  Douglas R. Conant
Douglas R. Conant
President and Chief Executive Officer

/s/  B. Craig Owens
B. Craig Owens
Senior Vice President — Chief Financial Officer
and Chief Administrative Officer

/s/  Anthony P. DiSilvestro
Anthony P. DiSilvestro
Senior Vice President — Finance
(Principal Accounting Officer)

September 29, 2010

Report of Independent Registered Public Accounting Firm

To the Shareowners and Directors of Campbell Soup Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of equity and of cash flows present fairly, in all material respects, the financial position of Campbell Soup Company and its subsidiaries at August 1, 2010 and August 2, 2009, and the results of their operations and their cash flows for each of the three fiscal years in the period ended August 1, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 1, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe our audits provide a reasonable basis for our opinions.

As discussed in Note 9 and Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents in the computation of earnings per share pursuant to the two-class method in 2010 and the manner in which it accounts for uncertain tax positions in 2008.

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

September 29, 2010

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and Senior Vice President — Chief Financial Officer and Chief Administrative Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 1, 2010 (the “Evaluation Date”). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer and Chief Administrative Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective.

The annual report of management on the company’s internal control over financial reporting is provided under “Financial Statements and Supplementary Data” on page 74. The attestation report of PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm, regarding the company’s internal control over financial reporting is provided under “Financial Statements and Supplementary Data” on page 76.

During the quarter ended August 1, 2010, as part of the previously announced SAP enterprise-resource planning system implementation, the company implemented SAP software at its Everett, Washington, and its Marleston, South Australia, manufacturing facilities. In conjunction with this SAP implementation, the company modified the design, operation and documentation of its internal control over financial reporting. Specifically, the company modified controls in the business processes impacted by the new system, such as user access security, system reporting and authorization and reconciliation procedures. There were no other changes in the company’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, such internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The sections entitled “Election of Directors,” “Security Ownership of Directors and Executive Officers” and “Director and Executive Officer Stock Ownership Reports” in the company’s Proxy Statement for the Annual Meeting of Shareowners to be held on November 18, 2010 (the “2010 Proxy”) are incorporated herein by reference. The information presented in the section entitled “Corporate Governance — Board Committee Structure” in the 2010 Proxy relating to the members of the company’s Audit Committee and the Audit Committee’s financial expert is incorporated herein by reference.

Certain of the information required by this Item relating to the executive officers of the company is set forth under the heading “Executive Officers of the Company.”

The company has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers that applies to the company’s Chief Executive Officer, Chief Financial Officer, Controller and members of the Chief Financial Officer’s financial leadership team (including the Senior Vice President — Finance). The Code of Ethics for the Chief Executive Officer and Senior Financial Officers is posted on the company’s website, www.campbellsoupcompany.com (under the “Governance” caption). The company intends to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for the Chief Executive Officer and Senior Financial Officers by posting such information on its website.

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

•	writing to Investor Relations, Campbell Soup Company, 1 Campbell Place, Camden, NJ 08103-1799;

•	calling 1-800-840-2865; or

•	e-mailing the company’s Investor Relations Department at investorrelations@campbellsoup.com.

As previously disclosed, on March 25, 2010, the Board of Directors of the company approved and adopted amendments to the By-Laws for the company, effective as of that date, adding new sections 8 and 9 under Article II. The By-Laws were amended to implement advance notice provisions for director nominations and other proposals, and to ensure that compliance with the notice procedures set forth in the By-Laws is the exclusive means for shareowners to make nominations or submit other business at a shareowner meeting, other than proposals governed by Rule 14a-8 under the Exchange Act. Among other things, the amendments require shareowners who make proposals or give advance notice of a director nomination to disclose all ownership interests in the company’s securities and rights to vote with respect to any security of the company, and to provide reasonably detailed descriptions of all agreements, arrangements and understandings between proposing shareowners and other shareowners of the company in connection with the proposed business or nomination.

Item 11.	Executive Compensation

The information presented in the sections entitled “Compensation Discussion and Analysis,” “Summary Compensation Table — Fiscal 2010,” “Grants of Plan-Based Awards in Fiscal 2010,” “Outstanding Equity Awards at 2010 Fiscal Year-End,” “Option Exercises and Stock Vested in Fiscal 2010,” “Pension Benefits — Fiscal 2010,” “Nonqualified Deferred Compensation — Fiscal 2010,” “Potential Payments Upon Termination or Change in Control,” “Fiscal 2010 Director Compensation,” “Corporate Governance — Compensation and Organization Committee Interlocks and Insider Participation” and “Compensation and Organization Committee Report” in the 2010 Proxy is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareowner Matters

The information presented in the sections entitled “Securities Authorized for Issuance Under Equity Compensation Plans,” “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2010 Proxy is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information presented in the section entitled “Transactions with Related Persons,” “Corporate Governance — Director Independence” and “Corporate Governance — Board Committee Structure” in the 2010 Proxy is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information presented in the section entitled “Independent Registered Public Accounting Firm Fees and Services” in the 2010 Proxy is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.	Financial Statements

•	Consolidated Statements of Earnings for 2010, 2009 and 2008

•	Consolidated Balance Sheets as of August 1, 2010 and August 2, 2009

•	Consolidated Statements of Cash Flows for 2010, 2009 and 2008

•	Consolidated Statements of Equity for 2010, 2009 and 2008

•	Notes to Consolidated Financial Statements

•	Management’s Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules

None.

3.	Exhibits

3(i)	Campbell’s Restated Certificate of Incorporation as amended through February 24, 1997 was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 28, 2002, and is incorporated herein by reference.
3(ii)	Campbell’s By-Laws, effective October 1, 2010, were filed with the SEC on a Form 8-K (SEC file number 1-3822) on September 28, 2010, and are incorporated herein by reference.
4(a)	With respect to Campbell’s 6.750% notes due 2011, 5.000% notes due 2012 and 4.875% due 2013, the form of Indenture between Campbell and Deutsche Bank Trust Company Americas (successor in interest to Bankers Trust Company), as Trustee, and the associated form of security were filed with the SEC with Campbell’s Registration Statement No. 333-11497, and are incorporated herein by reference.
4(b)	With respect to Campbell’s 3.375% notes due 2014, 3.050% notes due 2014 and 4.500% due 2019, the form of Indenture between Campbell and The Bank of New York Mellon, as Trustee, and the associated form of security were filed with the SEC with Campbell’s Registration Statement No. 333-155626, and are incorporated herein by reference.
4(c)	Except as described in 4(a) and 4(b) above, there is no instrument with respect to long-term debt of the company that involves indebtedness or securities authorized thereunder exceeding 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. The company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the company upon request of the SEC.
9	Major Stockholders’ Voting Trust Agreement dated June 2, 1990, as amended, was filed with the SEC by(i) Campbell as Exhibit 99.C to Campbell’s Schedule 13E-4 (SEC file number 5-7735) filed on September 12, 1996, and (ii) with respect to certain subsequent amendments, the Trustees of the Major Stockholders’ Voting Trust as Exhibit 99.G to Amendment No. 7 to their Schedule 13D (SEC file number 5-7735) dated March 3, 2000, and as Exhibit 99.M to Amendment No. 8 to their Schedule 13D (SEC file number 5-7735) dated January 26, 2001, and as Exhibit 99.P to Amendment No. 9 to their Schedule 13D (SEC file number 5-7735) dated September 30, 2002, and is incorporated herein by reference.
10(a)	Campbell Soup Company 1994 Long-Term Incentive Plan, as amended on November 17, 2000, was filed with the SEC with Campbell’s 2000 Proxy Statement (SEC file number 1-3822), and is incorporated herein by reference.
10(b)	Campbell Soup Company 2003 Long-Term Incentive Plan, as amended and restated on September 25, 2008, was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended August 3, 2008, and is incorporated herein by reference.
10(c)	Campbell Soup Company 2005 Long-Term Incentive Plan was filed with the SEC with Campbell’s 2005 Proxy Statement (SEC file number 1-3822), and is incorporated herein by reference.
10(d)	Campbell Soup Company Annual Incentive Plan, as amended on November 18, 2004, was filed with the SEC with Campbell’s 2004 Proxy Statement (SEC file number 1-3822), and is incorporated herein by reference.

10(e)	Campbell Soup Company Mid-Career Hire Pension Program, as amended and restated effective as of January 1, 2009, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2009, and is incorporated herein by reference.
10(f)	Deferred Compensation Plan, effective November 18, 1999, was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 30, 2000, and is incorporated herein by reference.
10(g)	Deferred Compensation Plan II, effective January 1, 2009, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2009, and is incorporated herein by reference.
10(h)	Severance Protection Agreement dated January 8, 2001, with Douglas R. Conant, President and Chief Executive Officer, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 28, 2001, and is incorporated herein by reference. Agreements with the other executive officers listed under the heading “Executive Officers of the Company” (other than B. Craig Owens) are in all material respects the same as Mr. Conant’s agreement.
10(i)	Amendment to the Severance Protection Agreement dated February 26, 2008, with Douglas R. Conant, President and Chief Executive Officer, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 2, 2008, and is incorporated herein by reference. Amendments with the other executive officers listed under the heading “Executive Officers of the Company” (other than B. Craig Owens) are in all material respects the same as Mr. Conant’s agreement.
10(j)	Form of U.S. Severance Protection Agreement, which is applicable to executives hired after March 1, 2008 (such as B. Craig Owens), was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 2, 2008, and is incorporated herein by reference.
10(k)	Form of Non-U.S. Severance Protection Agreement, which is applicable to executives hired after March 1, 2008, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 2, 2008, and is incorporated herein by reference.
10(l)	Campbell Soup Company Severance Pay Plan for Salaried Employees, as amended and restated effective January 1, 2009, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2009, and is incorporated herein by reference.
10(m)	Campbell Soup Company Supplemental Employees’ Retirement Plan, as amended and restated effective January 1, 2009, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2009, and is incorporated herein by reference.
10(n)	2003 Long-Term Incentive Plan Time-Lapse Restricted Stock Unit Agreement, dated as of November 1, 2008, between the company and B. Craig Owens was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 2, 2008, and is incorporated herein by reference.
21	Subsidiaries (Direct and Indirect) of the company.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31(a)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).
31(b)	Certification of B. Craig Owens pursuant to Rule 13a-14(a).
32(a)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.
32(b)	Certification of B. Craig Owens pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Campbell has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 29, 2010

CAMPBELL SOUP COMPANY

By:	/s/ B. Craig Owens
B. Craig Owens
Senior Vice President — Chief
Financial Officer and Chief
Administrative Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Campbell and in the capacity and on the date indicated.

Date: September 29, 2010

/s/ B. Craig Owens	/s/ Anthony P. DiSilvestro

B. Craig Owens	Anthony P. DiSilvestro
Senior Vice President — Chief Financial	Senior Vice President — Finance
Officer and Chief Administrative Officer	(Principal Accounting Officer)

Paul R. Charron	Chairman and Director	}
Douglas R. Conant	President, Chief Executive	}
	Officer and Director	}
Edmund M. Carpenter	Director	}
Bennett Dorrance	Director	}
Harvey Golub	Director	}
Lawrence C. Karlson	Director	}	By: /s/ Ellen Oran Kaden
Randall W. Larrimore	Director	}	Ellen Oran Kaden
Mary Alice D. Malone	Director	}	Senior Vice President —
Sara Mathew	Director	}	Law and Government
William D. Perez	Director	}	Affairs
Charles R. Perrin	Director	}
A. Barry Rand	Director	}
Nick Shreiber	Director	}
Archbold D. van Beuren	Director	}
Les C. Vinney	Director	}
Charlotte C. Weber	Director	}

INDEX OF EXHIBITS

Document
3(i)	Campbell’s Restated Certificate of Incorporation as amended through February 24, 1997 was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 28, 2002, and is incorporated herein by reference.

3(ii)	Campbell’s By-Laws, effective October 1, 2010, were filed with the SEC on a Form 8-K (SEC file number 1-3822) on September 28, 2010, and are incorporated herein by reference.

4(a)	With respect to Campbell’s 6.750% notes due 2011, 5.000% notes due 2012 and 4.875% due 2013, the form of Indenture between Campbell and Deutsche Bank Trust Company Americas (successor in interest to Bankers Trust Company), as Trustee, and the associated form of security were filed with the SEC with Campbell’s Registration Statement No. 333-11497, and are incorporated herein by reference.

4(b)	With respect to Campbell’s 3.375% notes due 2014, 3.050% notes due 2014 and 4.500% due 2019, the form of Indenture between Campbell and The Bank of New York Mellon, as Trustee, and the associated form of security were filed with the SEC with Campbell’s Registration Statement No. 333-155626, and are incorporated herein by reference.

4(c)	Except as described in 4(a) and 4(b) above, there is no instrument with respect to long-term debt of the company that involves indebtedness or securities authorized thereunder exceeding 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. The company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the company upon request of the SEC.

9	Major Stockholders’ Voting Trust Agreement dated June 2, 1990, as amended, was filed with the SEC by (i) Campbell as Exhibit 99.C to Campbell’s Schedule 13E-4 (SEC file number 5-7735) filed on September 12, 1996, and (ii) with respect to certain subsequent amendments, the Trustees of the Major Stockholders’ Voting Trust as Exhibit 99.G to Amendment No. 7 to their Schedule 13D (SEC file number 5-7735) dated March 3, 2000, and as Exhibit 99.M to Amendment No. 8 to their Schedule 13D (SEC file number 5-7735) dated January 26, 2001, and as Exhibit 99.P to Amendment No. 9 to their Schedule 13D (SEC file number 5-7735) dated September 30, 2002, and is incorporated herein by reference.

10(a)	Campbell Soup Company 1994 Long-Term Incentive Plan, as amended on November 17, 2000, was filed with the SEC with Campbell’s 2000 Proxy Statement (SEC file number 1-3822), and is incorporated herein by reference.

10(b)	Campbell Soup Company 2003 Long-Term Incentive Plan, as amended and restated on September 25, 2008, was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended August 3, 2008, and is incorporated herein by reference.

10(c)	Campbell Soup Company 2005 Long-Term Incentive Plan was filed with the SEC

Document
with Campbell’s 2005 Proxy Statement (SEC file number 1-3822), and is incorporated herein by reference.

10(d)	Campbell Soup Company Annual Incentive Plan, as amended on November 18, 2004, was filed with the SEC with Campbell’s 2004 Proxy Statement (SEC file number 1-3822), and is incorporated herein by reference.

10(e)	Campbell Soup Company Mid-Career Hire Pension Program, as amended and restated effective as of January 1, 2009, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2009, and is incorporated herein by reference.

10(f)	Deferred Compensation Plan, effective November 18, 1999, was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 30, 2000, and is incorporated herein by reference.

10(g)	Deferred Compensation Plan II, effective January 1, 2009, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2009, and is incorporated herein by reference.

10(h)	Severance Protection Agreement dated January 8, 2001, with Douglas R. Conant, President and Chief Executive Officer, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 28, 2001, and is incorporated herein by reference. Agreements with the other executive officers listed under the heading “Executive Officers of the Company” (other than B. Craig Owens) are in all material respects the same as Mr. Conant’s agreement.

10(i)	Amendment to the Severance Protection Agreement dated February 26, 2008, with Douglas R. Conant, President and Chief Executive Officer, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 2, 2008, and is incorporated herein by reference. Amendments with the other executive officers listed under the heading “Executive Officers of the Company” (other than B. Craig Owens) are in all material respects the same as Mr. Conant’s agreement.

10(j)	Form of U.S. Severance Protection Agreement, which is applicable to executives hired after March 1, 2008 (such as B. Craig Owens), was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 2, 2008, and is incorporated herein by reference.

10(k)	Form of Non-U.S. Severance Protection Agreement, which is applicable to executives hired after March 1, 2008, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 2, 2008, and is incorporated herein by reference.

10(l)	Campbell Soup Company Severance Pay Plan for Salaried Employees, as amended and restated effective January 1, 2009, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2009, and is incorporated herein by reference.

10(m)	Campbell Soup Company Supplemental Employees’ Retirement Plan, as amended and restated effective January 1, 2009, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2009, and is incorporated herein by reference.

Document
10(n)	2003 Long-Term Incentive Plan Time-Lapse Restricted Stock Unit Agreement, dated as of November 1, 2008, between the company and B. Craig Owens was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 2, 2008, and is incorporated herein by reference.

21	Subsidiaries (Direct and Indirect) of the company.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31(a)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(b)	Certification of B. Craig Owens pursuant to Rule 13a-14(a).

32(a)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of B. Craig Owens pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document