Form 10-Q
period 2010-10-31
CAMPBELL SOUP CO
filed 2010-12-09
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2010	Commission File Number 1-3822
CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.
1 Campbell Place
Camden, New Jersey 08103-1799
Principal Executive Offices
Telephone Number: (856) 342-4800

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 333,543,734 shares of capital stock outstanding as of December 2, 2010.

PART I
Item 1. FINANCIAL INFORMATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSES OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 4. CONTROLS AND PROCEDURES
PART II
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Item 6. EXHIBITS
SIGNATURES
INDEX TO EXHIBITS
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
Item 1. FINANCIAL INFORMATION
CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended
	October 31,	November 1,
	2010	2009

Net sales	$2,172	$2,203

Costs and expenses
Cost of products sold	1,278	1,280
Marketing and selling expenses	277	284
Administrative expenses	140	133
Research and development expenses	31	29
Other expenses / (income)	2	(1)

Total costs and expenses	1,728	1,725

Earnings before interest and taxes	444	478
Interest expense	32	28
Interest income	2	1

Earnings before taxes	414	451
Taxes on earnings	135	147

Net earnings	$279	$304

Per share — basic

Net earnings	$.82	$.87

Dividends	$.275	$.25

Weighted average shares outstanding — basic	335	343

Per share — assuming dilution

Net earnings	$.82	$.87

Weighted average shares outstanding — assuming dilution	338	346

See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	October 31,	August 1,
	2010	2010

Current assets
Cash and cash equivalents	$291	$254
Accounts receivable	805	512
Inventories	838	724
Other current assets	190	197

Total current assets	2,124	1,687

Plant assets, net of depreciation	2,042	2,051
Goodwill	2,016	1,919
Other intangible assets, net of amortization	522	509
Other assets	114	110

Total assets	$6,818	$6,276

Current liabilities
Short-term borrowings	$1,134	$835
Payable to suppliers and others	577	545
Accrued liabilities	573	560
Dividend payable	94	95
Accrued income taxes	101	30

Total current liabilities	2,479	2,065

Long-term debt	1,946	1,945
Deferred taxes	300	258
Other liabilities	989	1,079

Total liabilities	5,714	5,347

Campbell Soup Company shareowners’ equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20
Additional paid-in capital	294	341
Earnings retained in the business	8,945	8,760
Capital stock in treasury, at cost	(7,545)	(7,459)

Accumulated other comprehensive loss	(613)	(736)

Total Campbell Soup Company shareowners’ equity	1,101	926

Noncontrolling interest	3	3

Total equity	1,104	929

Total liabilities and equity	$6,818	$6,276

See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Three Months Ended
	October 31,	November 1,
	2010	2009
Cash flows from operating activities:
Net earnings	$279	$304
Adjustments to reconcile net earnings to operating cash flow
Stock-based compensation	21	20
Depreciation and amortization	65	60
Deferred income taxes	30	48
Other, net	31	29
Changes in working capital
Accounts receivable	(280)	(253)
Inventories	(101)	(7)
Prepaid assets	(8)	(6)
Accounts payable and accrued liabilities	82	42
Pension fund contributions	(131)	(268)
Receipts from (payments of) hedging activities	(1)	5
Other	(16)	(10)

Net cash used in operating activities	(29)	(36)

Cash flows from investing activities:
Purchases of plant assets	(27)	(44)
Sales of plant assets	7	—
Other, net	—	1

Net cash used in investing activities	(20)	(43)

Cash flows from financing activities:
Net short-term borrowings	294	269
Dividends paid	(94)	(88)
Treasury stock purchases	(156)	(94)
Treasury stock issuances	22	13
Excess tax benefits on stock-based compensation	3	1

Net cash provided by financing activities	69	101

Effect of exchange rate changes on cash	17	3

Net change in cash and cash equivalents	37	25
Cash and cash equivalents — beginning of period	254	51

Cash and cash equivalents — end of period	$291	$76

See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareowners’ Equity
	Capital Stock					Earnings	Accumulated
	Issued		In Treasury		Additional	Retained	Other
					Paid-in	in the	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Business	Income (Loss)	Interest	Equity

Balance at August 2, 2009	542	$20	(199)	$(7,194)	$332	$8,288	$(718)	$3	$731

Comprehensive income (loss)
Net earnings						304		—	304
Foreign currency translation adjustments, net of tax							77	—	77
Cash-flow hedges, net of tax							1		1
Pension and postretirement benefits, net of tax							8		8

Other comprehensive income (loss)							86	—	86

Total comprehensive income (loss)									390

Dividends ($.25 per share)						(87)			(87)
Treasury stock purchased			(3)	(94)					(94)
Treasury stock issued under management incentive and stock option plans			3	56	(41)				15

Balance at November 1, 2009	542	$20	(199)	$(7,232)	$291	$8,505	$(632)	$3	$955

Balance at August 1, 2010	542	$20	(206)	$(7,459)	$341	$8,760	$(736)	$3	$929

Comprehensive income (loss)
Net earnings						279		—	279
Foreign currency translation adjustments, net of tax							112	—	112
Cash-flow hedges, net of tax							1		1
Pension and postretirement benefits, net of tax							10		10

Other comprehensive income (loss)							123	—	123

Total comprehensive income (loss)									402

Dividends ($.275 per share)						(94)			(94)
Treasury stock purchased			(4)	(156)					(156)
Treasury stock issued under management incentive and stock option plans			2	70	(47)				23

Balance at October 31, 2010	542	$20	(208)	$(7,545)	$294	$8,945	$(613)	$3	$1,104

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(unaudited)
(currency in millions, except per share amounts)
1. Basis of Presentation and Significant Accounting Policies
     The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the indicated periods. All such adjustments are of a normal recurring nature. The accounting policies used in preparing these financial statements are consistent with those applied in the Annual Report on Form 10-K for the year ended August 1, 2010. The results for the period are not necessarily indicative of the results to be expected for other interim periods or the full year.
2. Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance that changed the consolidation model for variable interest entities (VIE). The revised guidance requires an enterprise to qualitatively assess the determination of the primary beneficiary, or consolidator of a VIE, based on whether the entity has the power to direct matters that most significantly impact the activities of the VIE, and has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The revised guidance also amended the consideration of kick-out rights in determining if an entity is a VIE and requires an ongoing reconsideration of the primary beneficiary. It also amends the events that trigger a reassessment of whether an entity is a VIE. The provisions were effective for the first quarter of fiscal 2011. The adoption of the guidance did not have a material impact on the company’s consolidated financial statements.
     In January 2010, the FASB issued additional authoritative guidance related to fair value measurements and disclosures. The guidance requires a roll forward, separately presenting information about purchases, sales, issuances and settlements on a gross basis, rather than net, of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The roll forward information must be provided by the company for the first quarter of fiscal 2012, as the provision is effective for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years.
3. Comprehensive Income (Loss)
     Total comprehensive income (loss) is comprised of net earnings, net foreign currency translation adjustments, net unamortized pension and postretirement benefits adjustments, and net unrealized gains and losses on cash-flow hedges. Total comprehensive income for the three-month period ended October 31, 2010 was $402. Total comprehensive income for the three-month period ended November 1, 2009 was $390.
     The components of Accumulated other comprehensive income (loss) consisted of the following:

	October 31,	August 1,
	2010	2010
Foreign currency translation adjustments, net of tax (1)	$244	$132
Cash-flow hedges, net of tax (2)	(17)	(18)
Unamortized pension and postretirement benefits, net of tax (3):
Net actuarial loss	(846)	(856)
Prior service (cost)/credit	6	6

Total Accumulated other comprehensive loss	$(613)	$(736)

(1)	Includes a tax expense of $3 as of October 31, 2010, and a tax benefit of $1 as of August 1, 2010.

(2)	Includes a tax benefit of $10 as of October 31, 2010, and August 1, 2010.

(3)	Includes a tax benefit of $483 as of October 31, 2010, and $489 as of August 1, 2010.

Notes to Consolidated Financial Statements — (Continued)
4. Goodwill and Intangible Assets
     The following table shows the changes in the carrying amount of goodwill by business segment:

			International
	U.S. Soup,	Baking	Soup, Sauces	North
	Sauces and	and	and	America
	Beverages	Snacking	Beverages	Foodservice	Total
Balance at August 1, 2010	$434	$754	$585	$146	$1,919
Foreign currency translation adjustment	—	64	33	—	97

Balance at October 31, 2010	$434	$818	$618	$146	$2,016

     The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	October 31,	August 1,
	2010	2010
Intangible Assets:
Non-amortizable intangible assets	$509	$496
Amortizable intangible assets	21	21

	530	517
Accumulated amortization	(8)	(8)

Total net intangible assets	$522	$509

     Non-amortizable intangible assets consist of trademarks. Amortizable intangible assets consist substantially of process technology and customer intangibles.
     Amortization related to these assets was less than $1 for the three-month periods ended October 31, 2010, and November 1, 2009. The estimated aggregated amortization expense for each of the five succeeding fiscal years is less than $1 per year. Asset useful lives range from 10 to 20 years.
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
     The U.S. Soup, Sauces and Beverages segment comprises the U.S. retail businesses, including the following products: Campbell’s condensed and ready-to-serve soups; Swanson broth, stocks and canned poultry; Prego pasta sauce; Pace Mexican sauce; Campbell’s canned pasta, gravies, and beans; V8 juices and beverages; and Campbell’s tomato juice.
     The Baking and Snacking segment includes the following businesses: Pepperidge Farm cookies, crackers, bakery and frozen products in U.S. retail; and Arnott’s biscuits in Australia and Asia Pacific.
     The International Soup, Sauces and Beverages segment includes the soup, sauce and beverage businesses outside of the United States, including Europe, Latin America, the Asia Pacific region and the retail business in Canada.
     The North America Foodservice segment represents the distribution of products such as soup, specialty entrees, beverage products, other prepared foods and Pepperidge Farm products through various food service channels in the United States and Canada.
     Accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those described in the company’s 2010 Annual Report on Form 10-K. The company evaluates segment performance before interest and taxes. North America Foodservice products are principally produced by the tangible assets of the company’s other segments, except for refrigerated soups, which are produced in a separate facility, and certain other products, which are produced under contract manufacturing agreements. Tangible assets of the company’s other segments are not allocated to the North America Foodservice operations. Depreciation, however, is allocated to North America Foodservice based on production hours.

Notes to Consolidated Financial Statements — (Continued)

	October 31,	November 1,
	2010	2009
Net sales
U.S. Soup, Sauces and Beverages	$1,103	$1,140
Baking and Snacking	544	530
International Soup, Sauces and Beverages	372	374
North America Foodservice	153	159

Total	$2,172	$2,203

	October 31,	November 1,
	2010	2009
Earnings before interest and taxes
U.S. Soup, Sauces and Beverages	$295	$331
Baking and Snacking	100	100
International Soup, Sauces and Beverages	51	44
North America Foodservice	23	26
Corporate(1)	(25)	(23)

Total	$444	$478

(1)	Represents unallocated corporate expenses.
6. Earnings per Share
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
     The computation of basic and diluted earnings per share attributable to common shareowners is as follows:

	Three Months Ended
	October 31,	November 1,
	2010	2009
Net earnings	$279	$304
Less: net earnings allocated to participating securities	(3)	(4)

Net earnings available to common shareowners	$276	$300

Weighted average shares outstanding — basic	335	343
Effect of dilutive securities: stock options	3	3

Weighted average shares outstanding — diluted	338	346

Net earnings per common share:
Basic	$0.82	$0.87

Diluted	$0.82	$0.87

     There were no antidilutive stock options for the three-month period ended October 31, 2010. Stock options to purchase approximately 1 million shares of capital stock for the three-month period ended November 1, 2009 were not included in the calculation of diluted earnings per share because the exercise price of the stock options exceeded the average market price of the capital stock and, therefore, would be antidilutive.

Notes to Consolidated Financial Statements — (Continued)
7. Noncontrolling Interest
     The company owns a 70% controlling interest in a Malaysian manufacturing company. The noncontrolling interest in this entity is included in Total equity in the Consolidated Balance Sheets. The earnings attributable to the noncontrolling interest were less than $1 for the three-month periods ended October 31, 2010, and November 1, 2009, and were included in Other expenses/(income) in the Consolidated Statements of Earnings.
8. Pension and Postretirement Benefits
     The company sponsors certain defined benefit pension plans and postretirement benefit plans for employees. Components of benefit expense were as follows:

	Pension		Postretirement
	Oct. 31,	Nov. 1,	Oct. 31,	Nov. 1,
	2010	2009	2010	2009
Service cost	$14	$14	$1	$1
Interest cost	30	30	4	5
Expected return on plan assets	(44)	(43)	—	—
Amortization of prior service cost/(credit)	—	1	—	—
Recognized net actuarial loss	18	12	2	—

Net periodic benefit expense	$18	$14	$7	$6

     A contribution of $100 was made to U.S. pension plans and contributions of $31 were made to non-U.S. pension plans during the three-month period ended October 31, 2010. Additional contributions to U.S. pension plans are not expected this fiscal year. Contributions to non-U.S. pension plans are expected to be approximately $11 during the remainder of the fiscal year.
9. Financial Instruments
     The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, excluding the current portion of long-term debt, approximate fair value. The fair value of long-term debt, including the current portion of long-term debt in short-term borrowings, was $2,840 at October 31, 2010 and $2,829 at August 1, 2010. The fair value of long-term debt was based on quoted market prices or pricing models using current market rates.
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
     The company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. The company minimizes the counterparty credit risk on these transactions by dealing only with leading, credit-worthy financial institutions having long-term credit ratings of “A” or better. In addition, the contracts are distributed among several financial institutions, thus minimizing credit-risk concentration. The company does not have credit-risk-related contingent features in its derivative instruments as of October 31, 2010.
Foreign Currency Exchange Risk
     The company is exposed to foreign currency exchange risk related to its international operations, including non-functional currency intercompany debt and net investments in subsidiaries. The company is also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. Principal currencies hedged include the Australian dollar, Canadian dollar, euro, Swedish krona, New Zealand dollar, British pound and Japanese yen. The company utilizes foreign exchange forward purchase and sale contracts as well as cross-currency swaps to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. The company typically hedges portions of its forecasted foreign

Notes to Consolidated Financial Statements — (Continued)
currency transaction exposure with foreign exchange forward contracts for up to 18 months. To hedge currency exposures related to intercompany debt, cross-currency swap contracts are entered into for periods consistent with the underlying debt. As of October 31, 2010, cross-currency swap contracts mature in 2011 through 2015. The notional amount of foreign exchange forward and cross-currency swap contracts accounted for as cash-flow hedges was $261 at October 31, 2010 and at August 1, 2010. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Statements of Earnings on the same line item and same period in which the underlying hedge transaction affects earnings. The notional amount of foreign exchange forward and cross-currency swap contracts that are not designated as accounting hedges was $703 and $757 at October 31, 2010 and August 1, 2010, respectively.
Interest Rate Risk
     The company manages its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain its variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. The notional amount of outstanding fair-value interest rate swaps totaled $500 at October 31, 2010 and at August 1, 2010. These swaps mature in fiscal 2013 through fiscal 2014.
Commodity Price Risk
     The company principally uses a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. The company also enters into commodity futures and options contracts to reduce the volatility of price fluctuations of diesel fuel, wheat, natural gas, soybean oil, aluminum, sugar, cocoa, and corn, which impact the cost of raw materials. Commodity futures and option contracts are typically accounted for as cash-flow hedges or are not designated as accounting hedges. Commodity futures and option contracts are typically entered into to hedge a portion of commodity requirements for periods up to 18 months. The notional amount of commodity contracts accounted for as cash-flow hedges was $14 at October 31, 2010 and $7 at August 1, 2010. The notional amount of commodity contracts that are not designated as accounting hedges was $47 at October 31, 2010 and $43 at August 1, 2010.
Equity Price Risk
     The company hedges a portion of exposures relating to certain deferred compensation obligations linked to the total return of the Standard & Poor’s 500 Index, the total return of the company’s capital stock and the total return of the Puritan Fund. Under these contracts, the company pays variable interest rates and receives from the counterparty either the total return of the Standard & Poor’s 500 Index, the total return of the Puritan Fund, or the total return on company capital stock. These instruments are not designated as hedges for accounting purposes. The contracts are typically entered into for periods not exceeding 12 months. The notional amounts of the company’s deferred compensation hedges as of October 31, 2010 and August 1, 2010 were $73 and $75, respectively.
     The following table summarizes the fair value of derivative instruments recorded in the Consolidated Balance Sheets as of October 31, 2010, and August 1, 2010:

		October 31,	August 1,
	Balance Sheet Classification	2010	2010
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$1	$1
Commodity contracts	Other current assets	1	1
Cross-currency swap contracts	Other assets	—	3
Interest rate swaps	Other assets	47	46

Total derivatives designated as hedges		$49	$51

Derivatives not designated as hedges:
Foreign exchange forward contracts	Other current assets	$—	$1
Commodity contracts	Other current assets	3	3
Cross-currency swap contracts	Other current assets	8	13
Deferred compensation contracts	Other current assets	1	—
Cross-currency swap contracts	Other assets	—	1

Total derivatives not designated as hedges		$12	$18

Total asset derivatives		$61	$69

Notes to Consolidated Financial Statements — (Continued)

		October 31,	August 1,
	Balance Sheet Classification	2010	2010
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$3	$1
Commodity contracts	Accrued liabilities	—	1
Cross-currency swap contracts	Other liabilities	29	24

Total derivatives designated as hedges		$32	$26

Derivatives not designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$1	$1
Commodity contracts	Accrued liabilities	1	—
Cross-currency swap contracts	Accrued liabilities	4	—
Deferred compensation contracts	Accrued liabilities	—	2
Cross-currency swap contracts	Other liabilities	42	14

Total derivatives not designated as hedges		$48	$17

Total liability derivatives		$80	$43

     The derivative assets and liabilities are presented on a gross basis in the table. Certain derivative asset and liability balances, including cash collateral, are offset in the balance sheet when a legally enforceable right of offset exists.
     The following tables show the effect of the company’s derivative instruments designated as cash-flow hedges for the three-month periods ended October 31, 2010 and November 1, 2009, on other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:
Derivatives Designated as Cash-Flow Hedges

		Total
		Cash-Flow
		Hedge
		OCI Activity
Three Months Ended October 31, 2010, and November 1, 2009		2011	2010
OCI derivative gain/(loss) at beginning of year		$(28)	$(31)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		(3)	(2)
Cross-currency swap contracts		—	2
Forward starting interest rate swaps		—	(1)
Commodity contracts		—	(1)

Amount of (gain) or loss reclassified from OCI to earnings:	Location in Earnings

Foreign exchange forward contracts	Other expenses/income	1	—
Foreign exchange forward contracts	Cost of products sold	2	2
Forward starting interest rate swaps	Interest expense	1	—
Commodity contracts	Cost of products sold	—	1

OCI derivative gain/(loss) at end of quarter		$(27)	$(30)

     The amount expected to be reclassified from other comprehensive income into earnings within the next 12 months is a loss of $4. The ineffective portion and amount excluded from effectiveness testing were not material.

Notes to Consolidated Financial Statements — (Continued)
     The following tables show the effect of the company’s derivative instruments designated as fair-value hedges on the Consolidated Statements of Earnings:

		Amount of		Amount of
		Gain or (Loss)		Gain or (Loss)
		Recognized in Earnings		Recognized in Earnings
		on Derivatives		on Hedged Item
Derivatives Designated	Location of Gain or (Loss)	October 31,	November 1,	October 31,	November 1,
as Fair-Value Hedges	Recognized in Earnings	2010	2009	2010	2009
Interest rate swaps	Interest expense	$1	$4	$(1)	$(4)

     The following table shows the effects of the company’s derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

		Amount of Gain or (Loss)
		Recognized in Earnings
		on Derivatives
	Location of Gain or (Loss)	October 31,	November 1,
Derivatives not Designated as Hedges	Recognized in Earnings	2010	2009
Foreign exchange forward contracts	Other expenses/income	$—	$(3)
Cross-currency swap contracts	Other expenses/income	(38)	(24)
Commodity contracts	Cost of products sold	1	(1)
Deferred compensation contracts	Administrative expenses	2	2

Total		$(35)	$(26)

10. Fair Value Measurements
     The company is required to categorize financial assets and liabilities based on the following fair value hierarchy:
•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
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
     The following table presents the company’s financial assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2010, and August 1, 2010, consistent with the fair value hierarchy:

	Fair Value	Fair Value Measurements at			Fair Value	Fair Value Measurements at
	as of	October 31, 2010 Using			as of	August 1, 2010 Using
	October 31,	Fair Value Hierarchy			August 1,	Fair Value Hierarchy
	2010	Level 1	Level 2	Level 3	2010	Level 1	Level 2	Level 3
Assets
Interest rate swaps(1)	$47	$—	$47	$—	$46	$—	$46	$—
Foreign exchange forward contracts(2)	1	—	1	—	2	—	2	—
Cross-currency swap contracts(3)	8	—	8	—	17	—	17	—
Deferred compensation derivatives(4)	1	—	1	—	—	—	—	—
Commodity derivatives(5)	4	4	—	—	4	4	—	—

Total assets at fair value	$61	$4	$57	$—	$69	$4	$65	$—

Notes to Consolidated Financial Statements — (Continued)

	Fair Value	Fair Value Measurements at			Fair Value	Fair Value Measurements at
	as of	October 31, 2010 Using			as of	August 1, 2010 Using
	October 31,	Fair Value Hierarchy			August 1,	Fair Value Hierarchy
	2010	Level 1	Level 2	Level 3	2010	Level 1	Level 2	Level 3
Liabilities
Foreign exchange forward contracts(2)	$4	$—	$4	$—	$2	$—	$2	$—
Cross-currency swap contracts(3)	75	—	75	—	38	—	38	—
Deferred compensation derivatives(4)	—	—	—	—	2	—	2	—
Commodity derivatives(5)	1	1	—	—	1	1	—	—
Deferred compensation obligation(6)	157	102	55	—	149	95	54	—

Total liabilities at fair value	$237	$103	$134	$—	$192	$96	$96	$—

(1)	Based on LIBOR swap rates.

(2)	Based on observable market transactions of spot currency rates and forward rates.

(3)	Based on observable local benchmarks for currency and interest rates.

(4)	Based on LIBOR and equity index swap rates.

(5)	Based on quoted futures exchanges.

(6)	Based on the fair value of the participants’ investments.
11. Share Repurchase Programs
     In June 2008, the company’s Board of Directors authorized the purchase of up to $1,200 of company stock through fiscal 2011. This program began in fiscal 2009. In addition to this publicly announced program, the company repurchases shares to offset the impact of dilution from shares issued under the company’s stock compensation plans.
     During the three-month period ended October 31, 2010, the company repurchased 4 million shares at a cost of $156. Of this amount, $97 was used to repurchase shares pursuant to the company’s June 2008 publicly announced share repurchase program. Approximately $453 remains available under this program as of October 31, 2010.
     During the three-month period ended November 1, 2009, the company repurchased 3 million shares at a cost of $94. Of this amount, $49 was used to repurchase shares pursuant to the company’s June 2008 publicly announced share repurchase program.
12. Stock-based Compensation
     The company provides compensation benefits by issuing unrestricted stock, restricted stock and restricted stock units (including EPS performance restricted stock/units and total shareowner return (TSR) performance restricted stock/units). In previous fiscal years, the company also issued stock options and stock appreciation rights to provide compensation benefits.
     Total pre-tax stock-based compensation recognized in the Statements of Earnings was $21 and $20 for the three-month periods ended October 31, 2010, and November 1, 2009, respectively. Tax-related benefits of $8 and $7 were also recognized for the three-month periods ended October 31, 2010, and November 1, 2009, respectively. Cash received from the exercise of stock options was $22 and $13 for the three-month periods ended October 31, 2010, and November 1, 2009, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

Notes to Consolidated Financial Statements — (Continued)
     The following table summarizes stock option activity as of October 31, 2010:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
	(Options in thousands)
Outstanding at August 1, 2010	12,473	$26.47
Granted	—	$—
Exercised	(941)	$26.55
Terminated	(1)	$29.59

Outstanding at October 31, 2010	11,531	$26.46	2.6	$113

Exercisable at October 31, 2010	11,531	$26.46	2.6	$113

     The total intrinsic value of options exercised during the three-month periods ended October 31, 2010, and November 1, 2009, was $9 and $3, respectively. As of January 2009, compensation related to stock options was fully expensed. The company measured the fair value of stock options using the Black-Scholes option pricing model.
     The following table summarizes time-lapse restricted stock/units and EPS performance restricted stock/units as of October 31, 2010:

		Weighted-
		Average
		Grant-Date
	Shares/Units	Fair Value
	(Restricted stock/units in thousands)
Nonvested at August 1, 2010	2,395	$35.05
Granted	1,123	$36.09
Vested	(1,048)	$35.86
Forfeited	(22)	$34.80

Nonvested at October 31, 2010	2,448	$35.18

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
     As of October 31, 2010, total remaining unearned compensation related to nonvested time-lapse restricted stock/units and EPS performance restricted stock/units was $63, which will be amortized over the weighted-average remaining service period of 1.9 years. The fair value of restricted stock/units vested during the three-month periods ended October 31, 2010, and November 1, 2009, was $37 and $30, respectively. The weighted-average grant-date fair value of the restricted stock/units granted during the three-month period ended November 1, 2009, was $32.19.
     The following table summarizes TSR performance restricted stock/units as of October 31, 2010:

		Weighted-
		Average
		Grant-Date
	Shares/Units	Fair Value
	(Restricted stock/units in thousands)
Nonvested at August 1, 2010	3,581	$38.02
Granted	1,255	$43.18
Vested	(1,062)	$34.65
Forfeited	(40)	$38.57

Nonvested at October 31, 2010	3,734	$40.71

Notes to Consolidated Financial Statements — (Continued)
     The fair value of TSR performance restricted stock/units is estimated at the grant date using a Monte Carlo simulation. Expense is recognized on a straight-line basis over the service period. As of October 31, 2010, total remaining unearned compensation related to TSR performance restricted stock/units was $90, which will be amortized over the weighted-average remaining service period of 2.3 years. In the first quarter of fiscal 2011, recipients of TSR performance restricted stock/units earned 100% of their initial grants based upon the company’s TSR ranking in a performance peer group during a three-year period ended July 30, 2010. The total fair value of TSR performance restricted stock/units vested during the three-month periods ended October 31, 2010, and November 1, 2009, was $38 and $31, respectively. The grant-date fair value of TSR performance restricted stock/units granted during the three-month period ended November 1, 2009, was $33.84.
     Prior to fiscal 2009, employees could elect to defer all types of restricted stock awards. These awards are classified as liabilities because of the possibility that they may be settled in cash. The fair value is adjusted quarterly. Total cash paid to settle the liabilities during the three-month periods ended October 31, 2010, and November 1, 2009, was not material.
     The excess tax benefits on the exercise of stock options and vested restricted stock presented as cash flows from financing activities for the three-month periods ended October 31, 2010, and November 1, 2009, were $3 and $1, respectively.
13. Inventories

	October 31,	August 1,
	2010	2010
Raw materials, containers and supplies	$320	$261
Finished products	518	463

	$838	$724

14. Supplemental Cash Flow Information
     Other cash used in operating activities for the three-month periods is comprised of the following:

	October 31,	November 1,
	2010	2009
Benefit related payments	$(8)	$(8)
Other	(8)	(2)

	$(16)	$(10)

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
Executive Summary
     This Executive Summary provides significant highlights from the discussion and analysis that follows.
•	Net sales decreased 1% in the quarter to $2.172 billion due primarily to lower sales in U.S. Soup.
•	Sales were negatively impacted by increased promotional spending.

•	U.S. beverage sales increased 10%.
•	Gross profit, as a percent of sales, decreased to 41.2% in the quarter, reflecting increased promotional spending.

•	Net earnings per share decreased 6% in the quarter to $.82.
Net Earnings
     Net earnings were $279 million compared to $304 million a year ago. The decline was primarily due to the decline in sales and gross margin performance, resulting from increased promotional spending. Earnings per share were $.82 compared to $.87 a year ago. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding, which was primarily due to share repurchases under the company’s strategic share repurchase program.
DISCUSSION AND ANALYSIS
Sales
     An analysis of net sales by reportable segment follows:

	2011	2010	%Change
	(Millions)
U.S. Soup, Sauces and Beverages	$1,103	$1,140	(3)%
Baking and Snacking	544	530	3
International Soup, Sauces and Beverages	372	374	(1)
North America Foodservice	153	159	(4)

	$2,172	$2,203	(1)%

     An analysis of percent change of net sales by reportable segment follows:

			International
	U.S. Soup,	Baking	Soup, Sauces	North
	Sauces and	and	and	America
	Beverages	Snacking	Beverages	Foodservice	Total
Volume and Mix	—%	1%	3%	(4)%	1%
Price and Sales Allowances	—	1	—	—	—
Increased Promotional Spending (1)	(3)	(2)	(3)	(1)	(3)
Currency	—	3	(1)	1	1

	(3)%	3%	(1)%	(4)%	(1)%

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

     In U.S. Soup, Sauces and Beverages, sales declined 3%. U.S. soup sales decreased 5% due primarily to increased promotional spending, which did not deliver anticipated volume gains.
•	Sales of Campbell’s condensed soups declined 1%. Sales of eating varieties declined as the business was negatively impacted by promotional discounting in the ready-to-serve segment. Sales of condensed cooking varieties rose driven by increased advertising and promotional activity.

•	Sales of ready-to-serve soups decreased 13%.

•	Broth sales decreased 2%.
Within the U.S. Soup, Sauces and Beverages segment, beverage sales increased 10% driven by double-digit volume gains. V8 V-Fusion juice and beverage sales grew double digits due to increased marketing support and new item launches. Sales of V8 vegetable juice grew benefiting from increased advertising. Sales of V8 Splash juice drinks rose double digits. Sales of Prego pasta sauce declined as higher promotional spending was only partly offset by volume gains. Sales of Pace Mexican sauce declined due to increased competitive activity.
     In Baking and Snacking, sales increased 3%. Sales at Pepperidge Farm were comparable to a year ago, as volume gains were offset by increased promotional spending. Within Pepperidge Farm, sales from the bakery business declined, reflecting lower sales of stuffing and artisan bread, while Goldfish snack crackers and Baked Naturals crackers delivered sales gains. In Arnott’s, sales increased due to currency. Excluding currency, gains in Shapes and Vita-Weat savory crackers were offset by declines in chocolate and other sweet biscuit products.
     In International Soup, Sauces and Beverages, sales decreased 1% primarily due to currency as volume gains were offset by increased promotional spending. In Europe, sales declined primarily due to currency, partly offset by higher sales in Germany. In Asia Pacific, sales increased primarily due to currency and volume-driven gains in Australia and Japan, partly offset by a decline in Hong Kong. In Canada, sales increased due to currency and solid volume gains, partially offset by increased promotional spending. Sales in Latin America declined.
     In North America Foodservice, sales declined 4% primarily due to continued weakness in the food service sector.
Gross Profit
     Gross profit, defined as Net sales less Cost of products sold, decreased by $29 million in 2011. As a percent of sales, gross profit decreased from 41.9% in 2010 to 41.2% in 2011. The 0.7 percentage point decrease was due to the impact of cost inflation and other factors (approximately 1.8 percentage points) and increased promotional spending (approximately 1.6 percentage points), partially offset by productivity improvements (approximately 1.6 percentage points), favorable mix (approximately 1.0 percentage point), and higher selling prices (approximately 0.1 percentage point).
Marketing and Selling Expenses
     Marketing and selling expenses as a percent of sales were 12.8% in 2011 and 12.9% in 2010. Marketing and selling expenses decreased 2% in 2011 from 2010. The decrease was primarily due to lower selling expenses (approximately 2 percentage points) and cost savings in marketing overhead (approximately 1 percentage point), partially offset by increased advertising and consumer promotion spending (approximately 1 percentage point). The lower selling expenses primarily resulted from a reorganization of the company’s U.S. sales teams.
Administrative Expenses
     Administrative expenses as a percent of sales were 6.4% in 2011 and 6.0% in 2010. Administrative expenses increased by 5% in 2011 from 2010, primarily due to an increase in pension costs (approximately 2 percentage points), long-term compensation costs (approximately 1 percentage point), the impact of currency (approximately 1 percentage point), and higher general administrative costs (approximately 1 percentage point).

Operating Earnings
     Segment operating earnings decreased 6% in 2011 from 2010.
     An analysis of operating earnings by segment follows:

	2011	2010	% Change
	(Millions)
U.S. Soup, Sauces and Beverages	$295	$331	(11)%
Baking and Snacking	100	100	—
International Soup, Sauces and Beverages	51	44	16
North America Foodservice	23	26	(12)

	469	501	(6)%
Corporate	(25)	(23)

	$444	$478

     Earnings from U.S. Soup, Sauces and Beverages decreased 11% in 2011 versus 2010 primarily due to increased promotional spending and cost inflation, partly offset by productivity improvements.
     Earnings from Baking and Snacking were comparable to the prior-year period as the impact of currency and higher earnings in Pepperidge Farm were offset by lower earnings in Arnott’s.
     Earnings from International Soup, Sauces and Beverages increased 16% in 2011 versus 2010. The increase in operating earnings was driven by growth in Europe.
     Earnings from North America Foodservice decreased 12% in 2011 versus 2010. The decrease in earnings reflected the lower sales in the current year.
Interest Expense/Income
     Interest expense increased to $32 million from $28 million in the prior year, primarily due to an increase in fixed-rate debt.
Taxes on Earnings
     The effective tax rate was 32.6% for the current quarter and year-ago quarter.
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
     The company used cash from operations of $29 million in 2011, compared to cash used from operations of $36 million last year. The benefit of lower pension contributions in 2011 was mostly offset by higher working capital requirements and lower earnings.
     Capital expenditures were $27 million in 2011 compared to $44 million a year ago. Capital expenditures in 2011 included the ongoing implementation of SAP in Australia and New Zealand (approximately $3 million), expansion of beverage production capacity (approximately $2 million), expansion of Pepperidge Farm’s production capacity (approximately $1 million), and continued enhancement of the company’s corporate headquarters (approximately $1 million). Capital expenditures are expected to total approximately $300 million in 2011.
     Excluding shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares and for stock option exercises, the company repurchased 4 million shares at a cost of $156 million during the three-month period ended

October 31, 2010 and 3 million shares at a cost of $94 million during the three-month period ended November 1, 2009. Approximately 2.7 million of the shares repurchased in the current year and approximately 1.5 million of the shares repurchased in the prior-year period were repurchased pursuant to the company’s June 2008 publicly announced share repurchase program. Approximately $453 million remains available under the June 2008 repurchase program as of October 31, 2010. In addition to the June 2008 publicly announced share repurchase program, the company also purchased shares to offset the impact of dilution from shares issued under the company’s stock compensation plans. The company expects to continue this practice in the future. See “Unregistered Sales of Equity Securities and Use of Proceeds” for more information.
     At October 31, 2010, the company had $1,134 million of short-term borrowings due within one year and $24 million of standby letters of credit issued on behalf of the company. The company has a $975 million committed 364-day revolving credit facility that matures in September 2011. The company also has a $975 million committed revolving credit facility that matures in September 2013. The facilities remained unused at October 31, 2010, except for $2 million of standby letters of credit issued on behalf of the company. The agreements support the company’s commercial paper programs.
     In November 2008, the company filed a registration statement with the Securities and Exchange Commission that registered an indeterminate amount of debt securities. Under the registration statement, the company may issue debt securities, depending on market conditions.
     The company is in compliance with the covenants contained in its revolving credit facilities and debt securities.
SIGNIFICANT ACCOUNTING ESTIMATES
     The consolidated financial statements of the company are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. The significant accounting policies of the company are described in Note 1 to the Consolidated Financial Statements. The significant accounting estimates are described in Management’s Discussion and Analysis included in the 2010 Annual Report on Form 10-K. The impact of new accounting standards is discussed in the following section. There have been no other changes in the company’s accounting policies in the current period that had a material impact on the company’s consolidated financial condition or results of operation.
RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance that changed the consolidation model for variable interest entities (VIE). The revised guidance requires an enterprise to qualitatively assess the determination of the primary beneficiary, or consolidator of a VIE, based on whether the entity has the power to direct matters that most significantly impact the activities of the VIE, and has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The revised guidance also amended the consideration of kick-out rights in determining if an entity is a VIE and requires an ongoing reconsideration of the primary beneficiary. It also amends the events that trigger a reassessment of whether an entity is a VIE. The provisions are effective for the first quarter of fiscal 2011. The adoption did not have a material impact on the company’s consolidated financial statements.
     In January 2010, the FASB issued additional authoritative guidance related to fair value measurements and disclosures. The guidance requires a roll forward, separately presenting information about purchases, sales, issuances and settlements on a gross basis, rather than net, of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The roll forward information must be provided by the company for the first quarter of fiscal 2012, as the provision is effective for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years.

FORWARD-LOOKING STATEMENTS
     This quarterly report contains “forward-looking” statements that reflect the company’s current expectations regarding future results of operations, economic performance, financial condition and achievements of the company. The company tries, wherever possible, to identify these forward-looking statements by using words such as “anticipate,” “believe,” “estimate,” “expect,” “will” and similar expressions. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements reflect the company’s current plans and expectations and are based on information currently available to it. They rely on a number of assumptions regarding future events and estimates which could be inaccurate and which are inherently subject to risks and uncertainties.
     The company wishes to caution the reader that the following important factors and those important factors described in other Securities and Exchange Commission filings of the company, or in the company’s 2010 Annual Report on Form 10-K, could affect the company’s actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, the company:
•	the impact of strong competitive response to the company’s efforts to leverage its brand power with product innovation, promotional programs and new advertising, and of changes in consumer demand for the company’s products;

•	the risks in the marketplace associated with trade and consumer acceptance of product improvements, shelving initiatives, new product introductions, and pricing and promotional strategies;

•	the company’s ability to achieve sales and earnings guidance, which is based on assumptions about sales volume, product mix, the development and success of new products, the impact of marketing, promotional and pricing actions, product costs and currency;

•	the company’s ability to realize projected cost savings and benefits;

•	the company’s ability to successfully manage changes to its business processes, including selling, distribution, manufacturing, information management systems and the integration of acquisitions;

•	the increased significance of certain of the company’s key trade customers;

•	the impact of inventory management practices by the company’s trade customers;

•	the impact of fluctuations in the supply and inflation in energy, raw and packaging materials cost;

•	the impact associated with portfolio changes and completion of acquisitions and divestitures;

•	the uncertainties of litigation described from time to time in the company’s Securities and Exchange Commission filings;

•	the impact of changes in currency exchange rates, tax rates, interest rates, debt and equity markets, inflation rates, economic conditions and other external factors; and

•	the impact of unforeseen business disruptions in one or more of the company’s markets due to political instability, civil disobedience, armed hostilities, natural disasters or other calamities.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For information regarding the company’s exposure to certain market risk, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the 2010 Annual Report on Form 10-K. There have been no significant changes in the company’s portfolio of financial instruments or market risk exposures from the fiscal 2010 year-end.
Item 4. CONTROLS AND PROCEDURES
     a. Evaluation of Disclosure Controls and Procedures
     The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer and Chief Administrative Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2010 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer and Chief Administrative Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective.
     b. Changes in Internal Controls
     During the quarter ended October 31, 2010, as part of the previously announced SAP enterprise-resource planning system implementation, the company implemented SAP software at its Virginia, Queensland, Australia, manufacturing facility. In conjunction with this SAP implementation, the company modified the design, operation and documentation of its internal control over financial reporting. Specifically, the company modified controls in the business processes impacted by the new system, such as user access security, system reporting and authorization and reconciliation procedures. There were no other changes in the company’s internal control over financial reporting that materially affected, or were likely to materially affect, such control over financial reporting.

Part II
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

						Approximate
						Dollar Value of
					Total Number of	Shares that may yet
					Shares Purchased	be Purchased
	Total Number		Average		as Part of Publicly	Under the Plans or
	of Shares		Price Paid		Announced Plans or	Programs
Period	Purchased(1)		Per Share(2)		Programs(3)	($ in Millions)(3)
8/2/10 — 8/31/10	1,317,738	(4)	$36.26	(4)	802,760	$521
9/1/10 — 9/30/10	1,967,992	(5)	$36.13	(5)	856,357	$489
10/1/10 — 10/31/10	1,706,814	(6)	$36.15	(6)	1,022,165	$453

Total	4,992,544		$36.17		2,681,282	$453

(1)	Includes (i) 1,631,978 shares repurchased in open-market transactions to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, (ii) 573,127 shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted shares, and (iii) 106,157 shares owned and tendered in connection with stock option exercises. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the company’s shares on the date of vesting.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)	During the first quarter of fiscal 2011, the company had one publicly announced share repurchase program. Under this program, which was announced on June 30, 2008, the company’s Board of Directors authorized the purchase of up to $1.2 billion of company stock through the end of fiscal 2011. In addition to the publicly announced share repurchase program, the company expects to continue to purchase shares, under separate authorization, as part of its practice of buying back shares sufficient to offset shares issued under incentive compensation plans.

(4)	Includes (i) 513,240 shares repurchased in open-market transactions at an average price of $36.26 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 1,738 shares owned and tendered by employees at an average price per share of $36.40 to satisfy tax withholding requirements on the vesting of restricted shares.

(5)	Includes (i) 543,770 shares repurchased in open-market transactions at an average price of $36.28 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 567,865 shares owned and tendered by employees at an average price per share of $35.75 to satisfy tax withholding requirements on the vesting of restricted shares.

(6)	Includes (i) 574,968 shares repurchased in open-market transactions at an average price of $36.13 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, (ii) 3,524 shares owned and tendered by employees at an average price per share of $36.09 to satisfy tax withholding requirements on the vesting of restricted shares, and (iii) 106,157 shares owned and tendered at an average price per share of $36.47 in connection with stock option exercises.

Item 6. EXHIBITS

10(a)	Campbell Soup Company 2005 Long-Term Incentive Plan, as amended and restated on November 18, 2010, was filed with the SEC with Campbell’s 2010 Proxy Statement (SEC file number 1-3822), and is incorporated herein by reference.

31(a)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(b)	Certification of B. Craig Owens pursuant to Rule 13a-14(a).

32(a)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of B. Craig Owens pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: December 9, 2010

CAMPBELL SOUP COMPANY
By:	/s/ B. Craig Owens
B. Craig Owens
Senior Vice President — Chief Financial Officer and Chief Administrative Officer

By:	/s/ Ellen Oran Kaden
Ellen Oran Kaden
Senior Vice President — Law and Government Affairs

INDEX TO EXHIBITS

10(a)	Campbell Soup Company 2005 Long-Term Incentive Plan, as amended and restated on November 18, 2010, was filed with the SEC with Campbell’s 2010 Proxy Statement (SEC file number 1-3822), and is incorporated herein by reference.

31(a)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(b)	Certification of B. Craig Owens pursuant to Rule 13a-14(a).

32(a)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of B. Craig Owens pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document