Form 10-Q
period 2011-01-30
CAMPBELL SOUP CO
filed 2011-03-09
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 30, 2011	Commission File Number 1-3822
CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 320,229,427 shares of capital stock outstanding as of March 3, 2011.

PART I
Item 1. FINANCIAL INFORMATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSES OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 4. CONTROLS AND PROCEDURES
PART II
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Item 6. EXHIBITS
SIGNATURES
INDEX TO EXHIBITS
EX-10.(A)
EX-10.(B)
EX-10.(C)
EX-31.(A)
EX-31.(B)
EX-32.(A)
EX-32.(B)
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
Item 1. FINANCIAL INFORMATION
CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Six Months Ended
	January 30,	January 31,	January 30,	January 31,
	2011	2010	2011	2010

Net sales	$2,127	$2,153	$4,299	$4,356

Costs and expenses
Cost of products sold	1,289	1,282	2,567	2,562
Marketing and selling expenses	291	301	568	585
Administrative expenses	154	149	294	282
Research and development expenses	31	28	62	57
Other expenses / (income)	3	2	5	1

Total costs and expenses	1,768	1,762	3,496	3,487

Earnings before interest and taxes	359	391	803	869
Interest expense	34	27	66	55
Interest income	3	1	5	2

Earnings before taxes	328	365	742	816
Taxes on earnings	89	106	224	253

Net earnings	$239	$259	$518	$563

Per share — basic

Net earnings	$.72	$.74	$1.54	$1.62

Dividends	$.29	$.275	$.565	$.525

Weighted average shares outstanding — basic	330	341	332	342

Per share — assuming dilution

Net earnings	$.71	$.74	$1.53	$1.61

Weighted average shares outstanding — assuming dilution	332	344	335	345

See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	January 30,	August 1,
	2011	2010

Current assets
Cash and cash equivalents	$325	$254
Accounts receivable	712	512
Inventories	703	724
Other current assets	174	197

Total current assets	1,914	1,687

Plant assets, net of depreciation	2,018	2,051
Goodwill	2,015	1,919
Other intangible assets, net of amortization	520	509
Other assets	113	110

Total assets	$6,580	$6,276

Current liabilities
Short-term borrowings	$1,184	$835
Payable to suppliers and others	538	545
Accrued liabilities	573	560
Dividend payable	97	95
Accrued income taxes	23	30

Total current liabilities	2,415	2,065

Long-term debt	1,937	1,945
Deferred taxes	347	258
Other liabilities	989	1,079

Total liabilities	5,688	5,347

Campbell Soup Company shareowners’ equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20
Additional paid-in capital	316	341
Earnings retained in the business	9,087	8,760
Capital stock in treasury, at cost	(7,939)	(7,459)
Accumulated other comprehensive loss	(595)	(736)

Total Campbell Soup Company shareowners’ equity	889	926

Noncontrolling interest	3	3

Total equity	892	929

Total liabilities and equity	$6,580	$6,276

See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Six Months Ended
	January 30,	January 31,
	2011	2010
Cash flows from operating activities:
Net earnings	$518	$563
Adjustments to reconcile net earnings to operating cash flow
Stock-based compensation	46	45
Depreciation and amortization	129	122
Deferred income taxes	77	58
Other, net	54	46
Changes in working capital
Accounts receivable	(186)	(147)
Inventories	32	126
Prepaid assets	9	—
Accounts payable and accrued liabilities	(39)	(31)
Pension fund contributions	(135)	(272)
Receipts from hedging activities	1	7
Other	(23)	(21)

Net cash provided by operating activities	483	496

Cash flows from investing activities:
Purchases of plant assets	(74)	(103)
Sales of plant assets	9	5
Other, net	—	2

Net cash used in investing activities	(65)	(96)

Cash flows from financing activities:
Net short-term borrowings	351	8
Dividends paid	(188)	(175)
Treasury stock purchases	(573)	(213)
Treasury stock issuances	38	36
Excess tax benefits on stock-based compensation	6	4

Net cash used in financing activities	(366)	(340)

Effect of exchange rate changes on cash	19	2

Net change in cash and cash equivalents	71	62
Cash and cash equivalents — beginning of period	254	51

Cash and cash equivalents — end of period	$325	$113

See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareowners’ Equity
	Capital Stock					Earnings	Accumulated
	Issued		In Treasury		Additional	Retained	Other
					Paid-in	in the	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Business	Income (Loss)	Interest	Equity

Balance at August 2, 2009	542	$20	(199)	$(7,194)	$332	$8,288	$(718)	$3	$731

Comprehensive income (loss)
Net earnings						563		—	563
Foreign currency translation adjustments, net of tax							35	—	35
Cash-flow hedges, net of tax							6		6
Pension and postretirement benefits, net of tax							22		22

Other comprehensive income (loss)							63	—	63

Total comprehensive income (loss)									626

Dividends ($.525 per share)						(183)			(183)
Treasury stock purchased			(7)	(213)					(213)
Treasury stock issued under management incentive and stock option plans			3	86	(21)				65

Balance at January 31, 2010	542	$20	(203)	$(7,321)	$311	$8,668	$(655)	$3	$1,026

Balance at August 1, 2010	542	$20	(206)	$(7,459)	$341	$8,760	$(736)	$3	$929

Comprehensive income (loss)
Net earnings						518		—	518
Foreign currency translation adjustments, net of tax							119	—	119
Cash-flow hedges, net of tax							2		2
Pension and postretirement benefits, net of tax							20		20

Other comprehensive income (loss)							141	—	141

Total comprehensive income (loss)									659

Dividends ($.565 per share)						(191)			(191)
Treasury stock purchased			(16)	(573)					(573)
Treasury stock issued under management incentive and stock option plans			3	93	(25)				68

Balance at January 30, 2011	542	$20	(219)	$(7,939)	$316	$9,087	$(595)	$3	$892

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
     In November 2010, the FASB issued additional authoritative guidance clarifying the required disclosures of supplementary pro forma information for business combinations. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.
     In December 2010, the FASB issued additional authoritative guidance on accounting for goodwill. The guidance clarifies the impairment test for reporting units with zero or negative carrying amounts. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The adoption is not expected to have a material impact on the company’s consolidated financial statements.
3. Comprehensive Income (Loss)
     Total comprehensive income (loss) is comprised of net earnings, net foreign currency translation adjustments, net unamortized pension and postretirement benefits adjustments, and net unrealized gains and losses on cash-flow hedges. Total comprehensive income for the three-month periods ended January 30, 2011 and January 31, 2010 was $257 and $236, respectively. Total comprehensive income for the six-month periods ended January 30, 2011 and January 31, 2010 was $659 and $626, respectively.
     The components of Accumulated other comprehensive income (loss) consisted of the following:

	January 30,	August 1,
	2011	2010
Foreign currency translation adjustments, net of tax (1)	$251	$132
Cash-flow hedges, net of tax (2)	(16)	(18)
Unamortized pension and postretirement benefits, net of tax (3):
Net actuarial loss	(835)	(856)
Prior service (cost)/credit	5	6

Total Accumulated other comprehensive loss	$(595)	$(736)

(1)	Includes a tax expense of $1 as of January 30, 2011, and a tax benefit of $1 as of August 1, 2010.

(2)	Includes a tax benefit of $9 as of January 30, 2011, and $10 as of August 1, 2010.

Notes to Consolidated Financial Statements — (Continued)

(3)	Includes a tax benefit of $477 as of January 30, 2011, and $489 as of August 1, 2010.
4. Goodwill and Intangible Assets
     The following table shows the changes in the carrying amount of goodwill by business segment:

			International
	U.S. Soup,	Baking	Soup, Sauces	North
	Sauces and	and	and	America
	Beverages	Snacking	Beverages	Foodservice	Total
Balance at August 1, 2010	$434	$754	$585	$146	$1,919
Foreign currency translation adjustment	—	72	24	—	96

Balance at January 30, 2011	$434	$826	$609	$146	$2,015

     The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	January 30,	August 1,
	2011	2010
Intangible Assets:
Non-amortizable intangible assets	$507	$496
Amortizable intangible assets	21	21

	528	517
Accumulated amortization	(8)	(8)

Total net intangible assets	$520	$509

     Non-amortizable intangible assets consist of trademarks, which mainly include Pace, Royco, Liebig, Blå Band, and Touch of Taste. Amortizable intangible assets consist substantially of process technology and customer intangibles.
     Amortization related to these assets was less than $1 for the six-month periods ended January 30, 2011, and January 31, 2010. The estimated aggregated amortization expense for each of the five succeeding fiscal years is less than $1 per year. Asset useful lives range from 10 to 20 years.
5. Business and Geographic Segment Information
     Campbell Soup Company, together with its consolidated subsidiaries, is a global manufacturer and marketer of high-quality, branded convenience food products. The company has eight operating segments based on product type and geographic location and reports the results of operations in the following segments: U.S. Soup, Sauces and Beverages; Baking and Snacking; International Soup, Sauces and Beverages; and North America Foodservice.
     The U.S. Soup, Sauces and Beverages segment represents the U.S. retail business, including the following products: Campbell’s condensed and ready-to-serve soups; Swanson broth, stocks and canned poultry; Prego pasta sauce; Pace Mexican sauce; Campbell’s canned pasta, gravies, and beans; V8 juices and beverages; and Campbell’s tomato juice.
     The Baking and Snacking segment aggregates the following operating segments: Pepperidge Farm cookies, crackers, bakery and frozen products in U.S. retail; and Arnott’s biscuits in Australia and Asia Pacific.
     The International Soup, Sauces and Beverages segment aggregates the soup, sauce and beverage operating segments outside of the United States, including Europe, Latin America, the Asia Pacific region and the retail business in Canada.
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

Notes to Consolidated Financial Statements — (Continued)
for refrigerated soups, which are produced in a separate facility, and certain other products, which are produced under contract manufacturing agreements. Tangible assets of the company’s other segments are not allocated to the North America Foodservice operations. Depreciation, however, is allocated to North America Foodservice based on production hours.

	Three Months Ended		Six Months Ended
	January 30,	January 31,	January 30,	January 31,
	2011	2010	2011	2010
Net sales
U.S. Soup, Sauces and Beverages	$1,022	$1,068	$2,125	$2,208
Baking and Snacking	526	489	1,070	1,019
International Soup, Sauces and Beverages	421	437	793	811
North America Foodservice	158	159	311	318

Total	$2,127	$2,153	$4,299	$4,356

	Three Months Ended		Six Months Ended
	January 30,	January 31,	January 30,	January 31,
	2011	2010	2011	2010
Earnings before interest and taxes
U.S. Soup, Sauces and Beverages	$220	$259	$515	$590
Baking and Snacking	81	73	181	173
International Soup, Sauces and Beverages	69	74	120	118
North America Foodservice	21	17	44	43
Corporate(1)	(32)	(32)	(57)	(55)

Total	$359	$391	$803	$869

(1)	Represents unallocated corporate expenses.
     Additional product information is provided below for net sales.

	Three Months Ended		Six Months Ended
	January 30,	January 31,	January 30,	January 31,
	2011	2010	2011	2010
Net sales
Simple Meals	$1,335	$1,397	$2,666	$2,796
Baked Snacks	566	530	1,154	1,102
Beverages	226	226	479	458

Total	$2,127	$2,153	$4,299	$4,356

		Fiscal Year Ended
	August 1,	August 2,	August 3,
	2010	2009	2008
Net sales
Simple Meals	$4,594	$4,674	$4,815
Baked Snacks	2,129	1,995	2,200
Beverages	953	917	983

Total	$7,676	$7,586	$7,998

Simple meals include condensed and ready-to-serve soups, broths and sauces. Baked snacks include cookies, crackers, biscuits and other baked products.
6. Earnings per Share
     In June 2008, the FASB issued accounting guidance related to the calculation of earnings per share. The guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Prior to fiscal 2011, the company granted share-based payment awards with non-forfeitable rights to dividends or dividend equivalents. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings.

Notes to Consolidated Financial Statements — (Continued)
     The computation of basic and diluted earnings per share attributable to common shareowners is as follows:

	Three Months Ended		Six Months Ended
	January 30,	January 31,	January 30,	January 31,
	2011	2010	2011	2010
Net earnings	$239	$259	$518	$563
Less: net earnings allocated to participating securities	(3)	(5)	(6)	(8)

Net earnings available to common shareowners	$236	$254	$512	$555

Weighted average shares outstanding — basic	330	341	332	342
Effect of dilutive securities: stock options	2	3	3	3

Weighted average shares outstanding — diluted	332	344	335	345

Net earnings per common share:
Basic	$.72	$.74	$1.54	$1.62

Diluted	$.71	$.74	$1.53	$1.61

     There were no antidilutive stock options for the three-month periods ended January 30, 2011 and January 31, 2010 and the six-month period ended January 30, 2011. Stock options to purchase approximately 1 million shares of capital stock for the six-month period ended January 31, 2010 were not included in the calculation of diluted earnings per share because the exercise price of the stock options exceeded the average market price of the capital stock and, therefore, would be antidilutive.
7. Noncontrolling Interest
     The company owns a 70% controlling interest in a Malaysian manufacturing company. The noncontrolling interest in this entity is included in Total equity in the Consolidated Balance Sheets. The earnings attributable to the noncontrolling interest were less than $1 for the three- and six-month periods ended January 30, 2011, and January 31, 2010, and were included in Other expenses/(income) in the Consolidated Statements of Earnings.
     The company owns a 60% interest in a joint venture formed to support the development of the company’s business in China. The joint venture began operations on January 31, 2011, the beginning of the third fiscal quarter. The company’s investment in the joint venture as of January 31, 2011 was $10.
8. Pension and Postretirement Benefits
     The company sponsors certain defined benefit pension plans and postretirement benefit plans for employees. Components of benefit expense were as follows:

	Three Months Ended				Six Months Ended
	Pension		Postretirement		Pension		Postretirement
	Jan. 30,	Jan. 31,	Jan. 30,	Jan. 31,	Jan. 30,	Jan. 31,	Jan. 30,	Jan. 31,
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$15	$13	$1	$1	$29	$27	$2	$2
Interest cost	31	31	5	5	61	61	9	10
Expected return on plan assets	(45)	(42)	—	—	(89)	(85)	—	—
Amortization of prior service cost/(credit)	—	—	(1)	—	—	1	(1)	—
Recognized net actuarial loss	17	12	2	—	35	24	4	—

Net periodic benefit expense	$18	$14	$7	$6	$36	$28	$14	$12

     A contribution of $100 was made to U.S. pension plans and contributions of $35 were made to non-U.S. pension plans during the six-month period ended January 30, 2011. Additional contributions to U.S. pension plans are not expected this fiscal year. Contributions to non-U.S. pension plans are expected to be approximately $9 during the remainder of the fiscal year.
     In fiscal 2010, the company amended its U.S. pension plans. Employees hired or rehired on or after January 1, 2011 and who are not covered by collective bargaining agreements will not be eligible to participate in the plans.

Notes to Consolidated Financial Statements — (Continued)
     In fiscal 2010, the postretirement medical program was also amended to discontinue retiree medical accounts for employees not covered by collective bargaining agreements and who are not at least age 50 with at least 10 years of service as of December 31, 2010.
9. Financial Instruments
     The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, excluding the current portion of long-term debt, approximate fair value. The fair value of long-term debt, including the current portion of long-term debt in short-term borrowings, was $2,775 at January 30, 2011 and $2,829 at August 1, 2010. The fair value of long-term debt was based on quoted market prices or pricing models using current market rates.
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
     The company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. The company minimizes the counterparty credit risk on these transactions by dealing only with leading, credit-worthy financial institutions having long-term credit ratings of “A” or better. In addition, the contracts are distributed among several financial institutions, thus minimizing credit-risk concentration. The company does not have credit-risk-related contingent features in its derivative instruments as of January 30, 2011.
Foreign Currency Exchange Risk
     The company is exposed to foreign currency exchange risk related to its international operations, including non-functional currency intercompany debt and net investments in subsidiaries. The company is also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. Principal currencies hedged include the Australian dollar, Canadian dollar, euro, Swedish krona, New Zealand dollar, British pound and Japanese yen. The company utilizes foreign exchange forward purchase and sale contracts as well as cross-currency swaps to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. The company typically hedges portions of its forecasted foreign currency transaction exposure with foreign exchange forward contracts for up to 18 months. To hedge currency exposures related to intercompany debt, cross-currency swap contracts are entered into for periods consistent with the underlying debt. As of January 30, 2011, cross-currency swap contracts mature in 2011 through 2015. The notional amount of foreign exchange forward and cross-currency swap contracts accounted for as cash-flow hedges was $265 at January 30, 2011 and $261 at August 1, 2010. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings on the same line item and same period in which the underlying hedge transaction affects earnings. The notional amount of foreign exchange forward and cross-currency swap contracts that are not designated as accounting hedges was $706 and $757 at January 30, 2011 and August 1, 2010, respectively.
Interest Rate Risk
     The company manages its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain its variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. The notional amount of outstanding fair-value interest rate swaps totaled $500 at January 30, 2011 and at August 1, 2010. These swaps mature in fiscal 2013 through fiscal 2014.

Notes to Consolidated Financial Statements — (Continued)
Commodity Price Risk
     The company principally uses a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. The company also enters into commodity futures and options contracts to reduce the volatility of price fluctuations of diesel fuel, wheat, natural gas, soybean oil, aluminum, sugar, cocoa, and corn, which impact the cost of raw materials. Commodity futures and option contracts are typically accounted for as cash-flow hedges or are not designated as accounting hedges. Commodity futures and option contracts are typically entered into to hedge a portion of commodity requirements for periods up to 18 months. The notional amount of commodity contracts accounted for as cash-flow hedges was $9 at January 30, 2011 and $7 at August 1, 2010. The notional amount of commodity contracts that are not designated as accounting hedges was $45 at January 30, 2011 and $43 at August 1, 2010.
Equity Price Risk
     The company hedges a portion of exposures relating to certain deferred compensation obligations linked to the total return of the Standard & Poor’s 500 Index, the total return of the company’s capital stock and the total return of the Puritan Fund or, beginning in January 2011, the total return of the Vanguard International Stock Index. Under these contracts, the company pays variable interest rates and receives from the counterparty either the total return of the Standard & Poor’s 500 Index, the total return on company capital stock, the total return of the Puritan Fund or the total return of the iShares MSCI EAFE Index Fund, which is expected to approximate the total return of the Vanguard International Stock Index. The contracts related to the Puritan Fund matured in January 2011. The contracts are not designated as hedges for accounting purposes and are typically entered into for periods not exceeding 12 months. The notional amount of the contracts outstanding was $73 as of January 30, 2011 and $75 as of August 1, 2010.
     The following table summarizes the fair value of derivative instruments recorded in the Consolidated Balance Sheets as of January 30, 2011, and August 1, 2010:

		January 30,	August 1,
	Balance Sheet Classification	2011	2010
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$—	$1
Commodity contracts	Other current assets	1	1
Cross-currency swap contracts	Other assets	—	3
Interest rate swaps	Other assets	39	46

Total derivatives designated as hedges		$40	$51

Derivatives not designated as hedges:
Foreign exchange forward contracts	Other current assets	$—	$1
Commodity contracts	Other current assets	9	3
Cross-currency swap contracts	Other current assets	9	13
Cross-currency swap contracts	Other assets	—	1

Total derivatives not designated as hedges		$18	$18

Total asset derivatives		$58	$69

Notes to Consolidated Financial Statements — (Continued)

		January 30,	August 1,
	Balance Sheet Classification	2011	2010
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$3	$1
Commodity contracts	Accrued liabilities	—	1
Cross-currency swap contracts	Other liabilities	28	24

Total derivatives designated as hedges		$31	$26

Derivatives not designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$1	$1
Commodity contracts	Accrued liabilities	1	—
Cross-currency swap contracts	Accrued liabilities	2	—
Deferred compensation contracts	Accrued liabilities	1	2
Cross-currency swap contracts	Other liabilities	46	14

Total derivatives not designated as hedges		$51	$17

Total liability derivatives		$82	$43

     The derivative assets and liabilities are presented on a gross basis in the table. Certain derivative asset and liability balances, including cash collateral, are offset in the balance sheet when a legally enforceable right of offset exists.
     The following tables show the effect of the company’s derivative instruments designated as cash-flow hedges for the three- and six-month periods ended January 30, 2011 and January 31, 2010, on other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:
Derivatives Designated as Cash-Flow Hedges

		Total
		Cash-Flow
		Hedge
		OCI Activity
Three Months Ended January 30, 2011, and January 31, 2010		2011	2010
OCI derivative gain/(loss) at beginning of quarter		$(27)	$(30)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		—	1
Forward starting interest rate swaps		—	(1)
Commodity contracts		3	—

Amount of (gain) or loss reclassified from OCI to earnings:	Location in Earnings

Foreign exchange forward contracts	Other expenses/income	(1)	(1)
Foreign exchange forward contracts	Cost of products sold	—	8
Forward starting interest rate swaps	Interest expense	—	1

OCI derivative gain/(loss) at end of quarter		$(25)	$(22)

Notes to Consolidated Financial Statements — (Continued)
Derivatives Designated as Cash-Flow Hedges

		Total
		Cash-Flow
		Hedge
		OCI Activity
Six Months Ended January 30, 2011, and January 31, 2010		2011	2010
OCI derivative gain/(loss) at beginning of year		$(28)	$(31)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		(3)	(1)
Cross-currency swap contracts		—	2
Forward starting interest rate swaps		—	(2)
Commodity contracts		3	(1)

Amount of (gain) or loss reclassified from OCI to earnings:	Location in Earnings

Foreign exchange forward contracts	Other expenses/income	—	(1)
Foreign exchange forward contracts	Cost of products sold	2	10
Forward starting interest rate swaps	Interest expense	1	1
Commodity contracts	Cost of products sold	—	1

OCI derivative gain/(loss) at end of quarter		$(25)	$(22)

     The amount expected to be reclassified from other comprehensive income into earnings within the next 12 months is a loss of $3. The ineffective portion and amount excluded from effectiveness testing were not material.
     The following tables show the effect of the company’s derivative instruments designated as fair-value hedges on the Consolidated Statements of Earnings:

		Amount of		Amount of
		Gain or (Loss)		Gain or (Loss)
		Recognized in Earnings		Recognized in Earnings
		on Derivatives		on Hedged Item
Derivatives Designated	Location of Gain or (Loss)	January 30,	January 31,	January 30,	January 31,
as Fair-Value Hedges	Recognized in Earnings	2011	2010	2011	2010
Three Months Ended
Interest rate swaps	Interest expense	$(8)	$1	$8	$(1)

Six Months Ended
Interest rate swaps	Interest expense	$(7)	$5	$7	$(5)

     The following table shows the effects of the company’s derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

		Amount of Gain or (Loss)
		Recognized in Earnings
		On Derivatives
		Three Months Ended		Six Months Ended
	Location of Gain or (Loss)	January 30,	January 31,	January 30,	January 31,
Derivatives not Designated as Hedges	Recognized in Earnings	2011	2010	2011	2010
Foreign exchange forward contracts	Other expenses/income	$(1)	$(1)	$(1)	$(4)
Foreign exchange forward contracts	Cost of products sold	(1)	—	(1)	—
Cross-currency swap contracts	Other expenses/income	(1)	14	(39)	(10)
Commodity contracts	Cost of products sold	8	(2)	9	(3)
Deferred compensation contracts	Administrative expenses	—	2	2	4

Total		$5	$13	$(30)	$(13)

Notes to Consolidated Financial Statements — (Continued)
10. Fair Value Measurements
     The company is required to categorize financial assets and liabilities based on the following fair value hierarchy:
•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
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
     The following table presents the company’s financial assets and liabilities that are measured at fair value on a recurring basis as of January 30, 2011, and August 1, 2010, consistent with the fair value hierarchy:

	Fair Value	Fair Value Measurements at			Fair Value	Fair Value Measurements at
	as of	January 30, 2011 Using			as of	August 1, 2010 Using
	January 30,	Fair Value Hierarchy			August 1,	Fair Value Hierarchy
	2011	Level 1	Level 2	Level 3	2010	Level 1	Level 2	Level 3
Assets
Interest rate swaps(1)	$39	$—	$39	$—	$46	$—	$46	$—
Foreign exchange forward contracts(2)	—	—	—	—	2	—	2	—
Cross-currency swap contracts(3)	9	—	9	—	17	—	17	—
Commodity derivatives(5)	10	10	—	—	4	4	—	—

Total assets at fair value	$58	$10	$48	$—	$69	$4	$65	$—

	Fair Value	Fair Value Measurements at			Fair Value	Fair Value Measurements at
	as of	January 30, 2011 Using			as of	August 1, 2010 Using
	January 30,	Fair Value Hierarchy			August 1,	Fair Value Hierarchy
	2011	Level 1	Level 2	Level 3	2010	Level 1	Level 2	Level 3
Liabilities
Foreign exchange forward contracts(2)	$4	$—	$4	$—	$2	$—	$2	$—
Cross-currency swap contracts(3)	76	—	76	—	38	—	38	—
Deferred compensation derivatives(4)	1	—	1	—	2	—	2	—
Commodity derivatives(5)	1	1	—	—	1	1	—	—
Deferred compensation obligation(6)	160	100	60	—	149	95	54	—

Total liabilities at fair value	$242	$101	$141	$—	$192	$96	$96	$—

(1)	Based on LIBOR swap rates.

(2)	Based on observable market transactions of spot currency rates and forward rates.

(3)	Based on observable local benchmarks for currency and interest rates.

(4)	Based on LIBOR and equity index swap rates.

(5)	Based on quoted futures exchanges.

(6)	Based on the fair value of the participants’ investments.
11. Share Repurchase Programs
     In June 2008, the company’s Board of Directors authorized the purchase of up to $1,200 of company stock through fiscal 2011. This program began in fiscal 2009. In addition to this publicly announced program, the company repurchases shares to offset the impact of dilution from shares issued under the company’s stock compensation plans.

Notes to Consolidated Financial Statements — (Continued)
     During the six-month period ended January 30, 2011, the company repurchased 16 million shares at a cost of $573. Of this amount, $456 was used to repurchase shares pursuant to the company’s June 2008 publicly announced share repurchase program. Approximately $94 remains available under this program as of January 30, 2011.
     During the six-month period ended January 31, 2010, the company repurchased 7 million shares at a cost of $213. Of this amount, $118 was used to repurchase shares pursuant to the company’s June 2008 publicly announced share repurchase program.
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
     Total pre-tax stock-based compensation recognized in the Consolidated Statements of Earnings was $25 for the three-month periods ended January 30, 2011, and January 31, 2010. Tax-related benefits of $9 and $10 were also recognized for the three-month periods ended January 30, 2011, and January 31, 2010, respectively. Total pre-tax stock-based compensation recognized in the Consolidated Statements of Earnings was $46 and $45 for the six-month periods ended January 30, 2011, and January 31, 2010, respectively. Tax-related benefits of $17 were also recognized for the six-month periods ended January 30, 2011, and January 31, 2010. Cash received from the exercise of stock options was $38 and $36 for the six-month periods ended January 30, 2011, and January 31, 2010, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
     The following table summarizes stock option activity as of January 30, 2011:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
		(Options in thousands)
Outstanding at August 1, 2010	12,473	$26.47
Granted	—	$—
Exercised	(1,586)	$26.87
Terminated	(29)	$34.21

Outstanding at January 30, 2011	10,858	$26.39	2.4	$88

Exercisable at January 30, 2011	10,858	$26.39	2.4	$88

     The total intrinsic value of options exercised during the six-month periods ended January 30, 2011, and January 31, 2010, was $14 and $9, respectively. As of January 2009, compensation related to stock options was fully expensed. The company measured the fair value of stock options using the Black-Scholes option pricing model.
     The following table summarizes time-lapse restricted stock/units and EPS performance restricted stock/units as of January 30, 2011:

		Weighted-
		Average
		Grant-Date
	Shares/Units	Fair Value
	(Restricted stock/units in thousands)
Nonvested at August 1, 2010	2,395	$35.05
Granted	1,132	$36.08
Vested	(1,078)	$35.86
Forfeited	(51)	$34.86

Nonvested at January 30, 2011	2,398	$35.18

     The fair value of time-lapse restricted stock/units and EPS performance restricted stock/units is determined based on the number of shares granted and the quoted price of the company’s stock at the date of grant. Time-lapse restricted stock/units granted in fiscal

Notes to Consolidated Financial Statements — (Continued)
2006 and forward are expensed on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis. EPS performance restricted stock/units are expensed on a graded-vesting basis, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis.
     As of January 30, 2011, total remaining unearned compensation related to nonvested time-lapse restricted stock/units and EPS performance restricted stock/units was $50, which will be amortized over the weighted-average remaining service period of 1.8 years. The fair value of restricted stock/units vested during the six-month periods ended January 30, 2011, and January 31, 2010, was $39 and $30, respectively. The weighted-average grant-date fair value of the restricted stock/units granted during the six-month period ended January 31, 2010, was $32.19.
     The following table summarizes TSR performance restricted stock/units as of January 30, 2011:

		Weighted-
		Average
		Grant-Date
	Shares/Units	Fair Value
	(Restricted stock/units in thousands)
Nonvested at August 1, 2010	3,581	$38.02
Granted	1,255	$43.18
Vested	(1,062)	$34.65
Forfeited	(81)	$38.66

Nonvested at January 30, 2011	3,693	$40.73

     The fair value of TSR performance restricted stock/units is estimated at the grant date using a Monte Carlo simulation. Assumptions used in the Monte Carlo simulation were as follows:

	2011	2010
Risk-free interest rate	0.59%	1.27%
Expected dividend yield	3.00%	3.06%
Expected volatility	23.71%	24.83%
Expected term	3 yrs.	3 yrs.
     Expense is recognized on a straight-line basis over the service period. As of January 30, 2011, total remaining unearned compensation related to TSR performance restricted stock/units was $79, which will be amortized over the weighted-average remaining service period of 2.1 years. In the first quarter of fiscal 2011, recipients of TSR performance restricted stock/units earned 100% of their initial grants based upon the company’s TSR ranking in a performance peer group during a three-year period ended July 30, 2010. The total fair value of TSR performance restricted stock/units vested during the six-month periods ended January 30, 2011, and January 31, 2010, was $38 and $31, respectively. The grant-date fair value of TSR performance restricted stock/units granted during the six-month period ended January 31, 2010, was $33.84.
     Prior to fiscal 2009, employees could elect to defer all types of restricted stock awards. These awards were classified as liabilities because of the possibility that they may be settled in cash. The fair value was adjusted quarterly. As of October 2010, these awards were fully vested. Total cash paid to settle the liabilities during the six-month periods ended January 30, 2011, and January 31, 2010, was not material.
     The excess tax benefits on the exercise of stock options and vested restricted stock presented as cash flows from financing activities for the six-month periods ended January 30, 2011, and January 31, 2010, were $6 and $4, respectively.
13. Inventories

	January 30,	August 1,
	2011	2010
Raw materials, containers and supplies	$285	$261
Finished products	418	463

	$703	$724

Notes to Consolidated Financial Statements — (Continued)
14. Supplemental Cash Flow Information
     Other cash used in operating activities for the six-month periods is comprised of the following:

	January 30,	January 31,
	2011	2010
Benefit related payments	$(15)	$(17)
Other	(8)	(4)

	$(23)	$(21)

Item 2.
CAMPBELL SOUP COMPANY CONSOLIDATED
MANAGEMENT’S DISCUSSION AND ANALYSES OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
OVERVIEW
Description of the Company
     Campbell Soup Company is a global manufacturer and marketer of high-quality, branded convenience food products. The company reports in the following segments: U.S. Soup, Sauces and Beverages; Baking and Snacking; International Soup, Sauces and Beverages; and North America Foodservice.
Executive Summary
     This Executive Summary provides significant highlights from the discussion and analysis that follows.
•	Net sales decreased 1% in the quarter to $2.127 billion.
•	U.S. Soup, Sauces and Beverages sales declined 4% due primarily to lower sales in U.S. Soup, which also declined 4%. U.S. Soup sales were negatively impacted by increased promotional spending.

•	Baking and Snacking sales increased 8%.
•	Gross profit, as a percent of sales, decreased from 40.5% a year ago to 39.4% in the current quarter, reflecting increased promotional spending.

•	Net earnings per share decreased 4% in the quarter to $.71.
Net Earnings
     Net earnings were $239 million in the quarter ended January 30, 2011 compared to $259 million in the year-ago quarter. The decrease was primarily due to the decline in gross margin performance, resulting from increased promotional spending primarily in U.S. Soup, partly offset by productivity improvements. Earnings per share were $.71 compared to $.74 a year ago. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding, which was primarily due to share repurchases under the company’s strategic share repurchase program.
     Net earnings were $518 million for the six months ended January 30, 2011, compared to $563 million for the year-ago period. The decline was primarily due to increased promotional spending and cost inflation, partly offset by productivity improvements and favorable mix. Earnings per share were $1.53 compared to $1.61 a year ago. Earnings per share benefitted from a reduction in the weighted average diluted shares outstanding, which was primarily due to share repurchases under the company’s strategic share repurchase program.
SECOND-QUARTER DISCUSSION AND ANALYSIS
Sales
     An analysis of net sales by reportable segment follows:

	2011	2010	% Change
	(Millions)
U.S. Soup, Sauces and Beverages	$1,022	$1,068	(4)%
Baking and Snacking	526	489	8
International Soup, Sauces and Beverages	421	437	(4)
North America Foodservice	158	159	(1)

	$2,127	$2,153	(1)%

     An analysis of percent change of net sales by reportable segment follows:

			International
	U.S. Soup,	Baking	Soup, Sauces	North
	Sauces and	and	and	America
	Beverages	Snacking	Beverages	Foodservice	Total
Volume and Mix	(1)%	4%	—%	(3)%	—%
Price and Sales Allowances	—	2	(1)	1	—
Increased Promotional Spending (1)	(3)	(1)	(2)	—	(2)
Currency	—	3	(1)	1	1

	(4)%	8%	(4)%	(1)%	(1)%

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.
     In the U.S. Soup, Sauces and Beverages segment, sales declined 4%. In the quarter, the overall competitive environment remained challenging throughout the U.S. food industry. The company maintained a higher level of promotional spending through the second quarter to meet competitive pressure and honor commitments made to customers prior to the commencement of the period. U.S. Soup sales decreased 4% due primarily to increased promotional spending, which did not deliver anticipated volume gains. U.S. Soup sales were also negatively impacted by movements in customer inventories, primarily cooking soups. In U.S. Soup, retail consumer takeaway volume, based on IRI panel data and company estimates, grew during the quarter, although the company’s volume was comparable to a year ago. Further details of the company’s U.S. Soup sales performance include:
•	Sales of Campbell’s condensed soups decreased 7% reflecting declines in both cooking and eating varieties. Sales of eating varieties continued to be negatively impacted by promotional discounting in ready-to-serve soups.

•	Sales of ready-to-serve soups decreased 4%, primarily due to declines in the higher priced ready-to-serve microwavable soups. Sales of ready-to-serve canned soups were comparable to a year ago as volume gains, principally double-digit gains in Campbell’s Chunky soups, were offset by increased promotional spending. In response to an increased level of promotional spending across other simple meal alternatives, promotional spending was increased, primarily on Campbell’s Chunky soups, to be more competitive.

•	Broth sales increased 7% due to volume gains from a strong holiday performance.
Within the U.S. Soup, Sauces and Beverages segment, beverage sales decreased 1% as higher promotional spending was only partially offset by volume gains. Promotional spending was increased across the portfolio to be more competitive with other beverages. Sales of V8 vegetable juice declined due to increased competitive activity, while sales of V8 V-Fusion juice and V8 Splash juice drinks increased. Sales of V8 V-Fusion juice benefitted from new item launches and advertising. Sales of Prego pasta sauce and Pace Mexican sauce declined due to increased competitive activity. Pace Mexican sauce was negatively impacted by private label distribution gains, primarily in mass merchandisers.
     In the Baking and Snacking segment, sales increased 8%. Sales at Pepperidge Farm increased, reflecting volume gains and improved price realization. Pepperidge Farm sales increased due to gains in Goldfish snack crackers and Baked Naturals crackers, Milano and Homestyle cookies, stuffing, Swirl bread, and the expansion of the Deli Flats line. In Arnott’s, sales increased primarily due to currency, gains in Shapes and Vita-Weat savory crackers and Tim Tam chocolate biscuits, partly offset by a decline in other sweet biscuit products.
     In the International Soup, Sauces and Beverages segment, sales decreased 4%. In Europe, sales declined primarily due to currency, as well as lower sales in France and Germany, partly offset by higher sales in Belgium. Sales in Latin America declined. In Asia Pacific, sales increased primarily due to currency and gains in Australian soup. In Canada, sales increased due to currency, partially offset by lower soup and beverage sales due to increased promotional spending to be more competitive with other simple meal and beverage products.
     In the North America Foodservice segment, sales declined 1%, or $1 million, due to volume declines.

Gross Profit
     Gross profit, defined as Net sales less Cost of products sold, decreased by $33 million in 2011. As a percent of sales, gross profit decreased from 40.5% in 2010 to 39.4% in 2011. The 1.1 percentage point decrease was due to the impact of cost inflation and other factors, including higher plant costs and depreciation (approximately 1.8 percentage points); increased promotional spending (approximately 1.2 percentage points); and mix (approximately 0.1 percentage point), partially offset by productivity improvements (approximately 1.9 percentage points); and higher selling prices (approximately 0.1 percentage point).
Marketing and Selling Expenses
     Marketing and selling expenses as a percent of sales were 13.7% in 2011 and 14.0% in 2010. Marketing and selling expenses decreased 3% in 2011 from 2010. The decrease was primarily due to lower advertising expenses (approximately 1 percentage point); lower selling expenses (approximately 1 percentage point); and cost savings in marketing overhead (approximately 1 percentage point). Advertising expenses were lower in U.S. soup and sauces, partially offset by increases in U.S. beverages and Pepperidge Farm.
Administrative Expenses
     Administrative expenses as a percent of sales were 7.2% in 2011 and 6.9% in 2010. Administrative expenses increased by 3% in 2011 from 2010, primarily due to pension and employee benefit costs (approximately 4 percentage points of the total change); information systems related costs (approximately 2 percentage points); costs associated with the corporate headquarters facility (approximately 1 percentage point); and the impact of currency (approximately 1 percentage point), partially offset by lower compensation costs (approximately 5 percentage points).
Operating Earnings
     Segment operating earnings decreased 8% in 2011 from 2010.
     An analysis of operating earnings by segment follows:

	2011	2010	% Change
	(Millions)
U.S. Soup, Sauces and Beverages	$220	$259	(15)%
Baking and Snacking	81	73	11
International Soup, Sauces and Beverages	69	74	(7)
North America Foodservice	21	17	24

	391	423	(8)%
Corporate	(32)	(32)

	$359	$391

     Earnings from the U.S. Soup, Sauces and Beverages segment decreased 15% in 2011 versus 2010 primarily due to the 4% decline in net sales and a reduction in gross margin percentage. The decline in gross margin percentage reflects the higher level of promotional spending, which did not deliver the anticipated volume gains, and modest cost inflation, partly offset by productivity improvements.
     Earnings from the Baking and Snacking segment increased 11% in 2011 versus 2010 primarily due to gains in Pepperidge Farm. Earnings gains in Pepperidge Farm were primarily due to improved volume performance and gains on commodity hedging contracts. Earnings in Arnott’s were comparable to a year ago as the impact of currency offset a decline in the business.
     In the International Soup, Sauces and Beverages segment, earnings declined 7% in 2011 versus 2010. The decline reflects lower earnings in Europe and Canada. In Europe, earnings were negatively impacted by lower net pricing, currency and cost inflation, partly offset by productivity improvements. Earnings declined in Canada reflecting lower net sales, which were negatively impacted by increased promotional spending to improve our competitiveness with other simple meals and beverages, partly offset by favorable foreign currency transaction rates.
     Earnings from the North America Foodservice segment increased $4 million, or 24%, in 2011 versus 2010. The increase in earnings reflected the impact of favorable foreign currency transaction rates and the benefit of cost reduction efforts.

Interest Expense/Income
     Interest expense increased to $34 million from $27 million in the prior year, primarily due to an increase in fixed-rate debt.
Taxes on Earnings
     The effective tax rate was 27.1% for the current quarter and 29.0% for the year-ago quarter. The decrease in the effective tax rate was primarily due to lower taxes on foreign earnings.
SIX-MONTH DISCUSSION AND ANALYSIS
Sales
     An analysis of net sales by reportable segment follows:

	2011	2010	% Change
	(Millions)
U.S. Soup, Sauces and Beverages	$2,125	$2,208	(4)%
Baking and Snacking	1,070	1,019	5
International Soup, Sauces and Beverages	793	811	(2)
North America Foodservice	311	318	(2)

	$4,299	$4,356	(1)%

     An analysis of percent change of net sales by reportable segment follows:

			International
	U.S. Soup,	Baking	Soup, Sauces	North
	Sauces and	and	and	America
	Beverages	Snacking	Beverages	Foodservice	Total
Volume and Mix	—%	2%	1%	(4)%	—%
Price and Sales Allowances	(1)	1	—	1	—
Increased Promotional Spending (1)	(3)	(1)	(2)	—	(2)
Currency	—	3	(1)	1	1

	(4)%	5%	(2)%	(2)%	(1)%

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.
     In the U.S. Soup, Sauces and Beverages segment, sales declined 4%. U.S. Soup sales decreased 5% due primarily to increased promotional spending, which did not deliver anticipated volume gains. During this year, the overall competitive environment remained challenging throughout the U.S. food industry. In response, the company maintained higher levels of promotional support.
•	Sales of Campbell’s condensed soups decreased 4% primarily due to declines in eating varieties. Sales of eating varieties were negatively impacted by promotional discounting in ready-to-serve soups. Sales of condensed cooking varieties also declined.

•	Sales of ready-to-serve soups decreased 9%, primarily due to increased promotional spending, which did not deliver anticipated volume gains. The company increased promotional spending, primarily on Campbell’s Chunky soups, to be more competitive with other simple meal alternatives.

•	Broth sales increased 2% due to a strong holiday performance.
Within the U.S. Soup, Sauces and Beverages segment, beverage sales increased 5% on solid volume gains, benefitting from increased promotional spending and advertising. Strong sales gains in V8 V-Fusion juice, which benefitted from new product launches, and V8 Splash juice drinks were slightly offset by lower sales in V8 vegetable juice. Sales of Prego pasta sauce declined due to increased promotional spending. Earlier in the period, the company increased promotional spending by offering greater discounts for trade merchandising events to be more competitive in the category. Sales of Pace Mexican sauce declined primarily due to private label distribution gains, primarily in mass merchandisers.
     In the Baking and Snacking segment, sales increased 5%. Pepperidge Farm sales increased reflecting strong growth in Goldfish snack crackers and Baked Naturals crackers and bakery products, including stuffing, bread, and the expansion of the Deli Flats line.

In Arnott’s, sales increased primarily due to currency, gains in Shapes, Vita-Weat, and Cruskits savory crackers, partly offset by declines in Tim Tam chocolate biscuits and other sweet biscuit products.
     In the International Soup, Sauces and Beverages segment, sales decreased 2%. In Europe, sales declined primarily due to currency. Sales in Latin America declined. In Asia Pacific, sales increased primarily due to currency and volume-driven gains in Australia. In Canada, sales increased due to currency and volume gains, partially offset by increased promotional spending on soup and beverage products to be more competitive with other simple meal and beverage products.
     In the North America Foodservice segment, sales decreased 2% primarily due to volume declines.
Gross Profit
     Gross profit, defined as Net sales less Cost of products sold, decreased by $62 million in 2011. As a percent of sales, gross profit decreased from 41.2% in 2010 to 40.3% in 2011. The 0.9 percentage point decrease was due to the impact of cost inflation and other factors, including higher plant costs and depreciation (approximately 1.7 percentage points); and increased promotional spending (approximately 1.4 percentage points), partially offset by productivity improvements (approximately 1.7 percentage points); favorable mix (approximately 0.4 percentage point); and higher selling prices (approximately 0.1 percentage point).
Marketing and Selling Expenses
     Marketing and selling expenses as a percent of sales were 13.2% in 2011 and 13.4% in 2010. Marketing and selling expenses decreased 3% in 2011 from 2010. The decrease was primarily due to lower selling expenses (approximately 2 percentage points) and cost savings in marketing overhead (approximately 1 percentage point). The lower selling expenses primarily resulted from a reorganization of the company’s U.S. sales teams and expanded use of sales brokers in the fourth quarter of 2010.
Administrative Expenses
     Administrative expenses as a percent of sales were 6.8% in 2011 and 6.5% in 2010. Administrative expenses increased by 4% in 2011 from 2010, primarily due to an increase in pension and health care benefit costs (approximately 2 percentage points of the total change); costs associated with the corporate headquarters facility (approximately 1 percentage point); information systems related costs (approximately 1 percentage point); higher general administrative costs (approximately 1 percentage point); and the impact of currency (approximately 1 percentage point), partially offset by lower compensation costs (approximately 2 percentage points).
Operating Earnings
     Segment operating earnings decreased 7% in 2011 from 2010.
     An analysis of operating earnings by segment follows:

	2011	2010	% Change
	(Millions)
U.S. Soup, Sauces and Beverages	$515	$590	(13)%
Baking and Snacking	181	173	5
International Soup, Sauces and Beverages	120	118	2
North America Foodservice	44	43	2

	860	924	(7)%
Corporate	(57)	(55)

	$803	$869

     Earnings from the U.S. Soup, Sauces and Beverages segment decreased 13% in 2011 primarily due to lower net sales and a lower gross margin percentage. The increased promotional spending in U.S. Soup negatively impacted margins. In the second half of the year, the company plans to reduce the level of promotional spending while increasing its reliance on advertising and brand-building initiatives.
     Earnings from the Baking and Snacking segment increased 5% due to higher earnings at Pepperidge Farm. Gains in Pepperidge Farm earnings were primarily due to volume gains, productivity improvements and higher selling prices, which more than offset the impact of cost inflation. Earnings in Arnott’s were comparable to 2010 as the impact of currency offset lower earnings in the business. Earnings in Arnott’s were negatively impacted by cost inflation and higher administrative costs, partly offset by productivity improvements.
     Earnings from the International Soup, Sauces and Beverages segment increased 2% in 2011 versus 2010 as volume gains, primarily in Canada, and productivity savings were partly offset by higher promotional spending and inflation.
     Earnings from the North America Foodservice segment increased 2%, or $1 million, reflecting the impact of favorable foreign currency transaction rates and the benefit of cost reduction efforts.
Interest Expense/Income
     Interest expense increased to $66 million from $55 million in the prior year, primarily due to an increase in fixed-rate debt.
Taxes on Earnings
     The effective tax rate was 30.2% for the current period and 31.0% for the year-ago period. The decrease in the effective tax rate was primarily due to lower taxes on foreign earnings.
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
     The company generated cash from operations of $483 million in 2011, compared to $496 million last year. The benefit of lower pension contributions in 2011 was mostly offset by higher working capital requirements and lower earnings.
     Capital expenditures were $74 million in 2011 compared to $103 million a year ago. Capital expenditures in 2011 included a number of smaller projects, the largest of which were the expansion of beverage production capacity (approximately $4 million), the ongoing implementation of SAP in Australia and New Zealand (approximately $3 million), expenditures at the company’s corporate headquarters (approximately $3 million) and expansion of Pepperidge Farm’s production capacity (approximately $2 million). Capital expenditures are expected to total approximately $275 million in 2011.
     Excluding shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares and for stock option exercises, the company repurchased 16 million shares at a cost of $573 million during the six-month period ended January 30, 2011 and 7 million shares at a cost of $213 million during the six-month period ended January 31, 2010. Approximately 13.0 million of the shares repurchased in the current year and approximately 3.6 million of the shares repurchased in the prior-year period were repurchased pursuant to the company’s June 2008 publicly announced share repurchase program. Approximately $94 million remains available under the June 2008 repurchase program as of January 30, 2011. In addition to the June 2008 publicly announced share repurchase program, the company also purchased shares to offset the impact of dilution from shares issued under the company’s stock compensation plans. The company expects to continue this practice in the future. See “Unregistered Sales of Equity Securities and Use of Proceeds” for more information.
     At January 30, 2011, the company had $1,184 million of short-term borrowings due within one year and $24 million of standby letters of credit issued on behalf of the company. The company has a $975 million committed 364-day revolving credit facility that matures in September 2011. The company also has a $975 million committed revolving credit facility that matures in September 2013. The facilities remained unused at January 30, 2011, except for $24 million of standby letters of credit issued on behalf of the company. The agreements support the company’s commercial paper programs. In February 2011, the company repaid $700 million of maturing fixed-rate notes with the proceeds from commercial paper borrowings.

     In November 2008, the company filed a registration statement with the Securities and Exchange Commission that registered an indeterminate amount of debt securities. Under the registration statement, the company may issue debt securities, depending on market conditions.
     The company is in compliance with the covenants contained in its revolving credit facilities and debt securities.
SIGNIFICANT ACCOUNTING ESTIMATES
     The consolidated financial statements of the company are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. The significant accounting policies of the company are described in Note 1 to the Consolidated Financial Statements. The significant accounting estimates are described in Management’s Discussion and Analysis included in the 2010 Annual Report on Form 10-K, as supplemented by the expanded discussion of trade and consumer promotion programs described below.
     Trade and consumer promotion programs — To drive volume, the company offers various sales incentive programs to customers and consumers, such as cooperative advertising programs, feature price discounts, in-store display incentives and coupons. The cost of these programs is classified as a reduction of revenue. The mix between promotion programs, which are classified as reductions in revenue, and advertising or other marketing activities, which are classified as marketing and selling expenses, fluctuates between periods based on the company’s overall marketing plans, and such fluctuations have an impact on revenues. The recognition of the costs for trade and consumer promotion programs involves the use of judgment related to performance and redemption estimates. Estimates are made based on historical experience and other factors. Actual expenses may differ if the level of redemption rates and performance vary from estimates. Typically, programs that are offered have a very short duration. Historically, the difference between actual experience compared to estimated redemptions and performance has not been significant to the quarterly or annual financial statements.
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
     In November 2010, the FASB issued additional authoritative guidance clarifying the required disclosures of supplementary pro forma information for business combinations. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.
     In December 2010, the FASB issued additional authoritative guidance on accounting for goodwill. The guidance clarifies the impairment test for reporting units with zero or negative carrying amounts. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The adoption is not expected to have a material impact on the company’s consolidated financial statements.

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
Item 4. CONTROLS AND PROCEDURES
     a. Evaluation of Disclosure Controls and Procedures
     The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer and Chief Administrative Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 30, 2011 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer and Chief Administrative Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective.
     b. Changes in Internal Controls
     During the quarter ended January 30, 2011, there were no changes in the company’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, such internal control over financial reporting.

PART II
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

						Approximate
						Dollar Value of
					Total Number of	Shares that may yet
					Shares Purchased	be Purchased
	Total Number		Average		as Part of Publicly	Under the Plans or
	of Shares		Price Paid		Announced Plans or	Programs
Period	Purchased(1)		Per Share(2)		Programs(3)	($ in Millions)(3)
11/1/10 — 11/30/10	1,303,433	(4)	$35.30	(4)	897,770	$421
12/1/10 — 12/31/10	5,850,889	(5)	$34.39	(5)	5,203,567	$242
1/1/11— 1/30/11	4,908,924	(6)	$34.79	(6)	4,262,315	$94

Total	12,063,246		$34.65		10,363,652	$94

(1)	Includes (i) 1,654,948 shares repurchased in open-market transactions to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, (ii) 33,708 shares owned and tendered in connection with stock option exercises, and (iii) 10,938 shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted shares. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the company’s shares on the date of vesting.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)	During the second quarter of fiscal 2011, the company had one publicly announced share repurchase program. Under this program, which was announced on June 30, 2008, the company’s Board of Directors authorized the purchase of up to $1.2 billion of company stock through the end of fiscal 2011. In addition to the publicly announced share repurchase program, the company expects to continue to purchase shares, under separate authorization, as part of its practice of buying back shares sufficient to offset shares issued under incentive compensation plans.

(4)	Includes (i) 396,730 shares repurchased in open-market transactions at an average price of $35.56 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 8,933 shares owned and tendered by employees at an average price per share of $36.20 to satisfy tax withholding requirements on the vesting of restricted shares.

(5)	Includes (i) 621,320 shares repurchased in open-market transactions at an average price of $34.40 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, (ii) 23,997 shares owned and tendered at an average price per share of $35.33 in connection with stock option exercises, and (iii) 2,005 shares owned and tendered by employees at an average price per share of $34.25 to satisfy tax withholding requirements on the vesting of restricted shares.

(6)	Includes (i) 636,898 shares repurchased in open-market transactions at an average price of $34.79 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 9,711 shares owned and tendered at an average price per share of $34.55 in connection with stock option exercises.

Item 6. EXHIBITS

10(a)	First Amendment to the Campbell Soup Company Mid-Career Hire Pension Plan, effective as of December 31, 2010.

10(b)	Campbell Soup Company Supplemental Retirement Plan (formerly known as Deferred Compensation Plan II), as amended and restated effective as of January 1, 2011.

10(c)	First Amendment to the Campbell Soup Company Supplemental Employee’s Retirement Plan, effective as of December 31, 2010.

31(a)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(b)	Certification of B. Craig Owens pursuant to Rule 13a-14(a).

32(a)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of B. Craig Owens pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 9, 2011

CAMPBELL SOUP COMPANY
By:	/s/ B. Craig Owens
B. Craig Owens
Senior Vice President — Chief Financial Officer and Chief Administrative Officer

By:	/s/ Ellen Oran Kaden
Ellen Oran Kaden
Senior Vice President — Law and Government Affairs

INDEX TO EXHIBITS

10(a)	First Amendment to the Campbell Soup Company Mid-Career Hire Pension Plan, effective as of December 31, 2010.

10(b)	Campbell Soup Company Supplemental Retirement Plan (formerly known as Deferred Compensation Plan II), as amended and restated effective as of January 1, 2011.

10(c)	First Amendment to the Campbell Soup Company Supplemental Employee’s Retirement Plan, effective as of December 31, 2010.

31(a)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(b)	Certification of B. Craig Owens pursuant to Rule 13a-14(a).

32(a)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of B. Craig Owens pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document