Form 10-Q
period 2011-05-01
CAMPBELL SOUP CO
filed 2011-06-09
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 1, 2011	Commission File Number 1-3822
CAMPBELL SOUP COMPANY

New Jersey State of Incorporation	21-0419870 I.R.S. Employer Identification No.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 320,996,010 shares of capital stock outstanding as of June 2, 2011.

PART I
Item 1. FINANCIAL INFORMATION
CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	May 1,	May 2,	May 1,	May 2,
	2011	2010	2011	2010

Net sales	$1,813	$1,802	$6,112	$6,158

Costs and expenses
Cost of products sold	1,081	1,059	3,648	3,621
Marketing and selling expenses	243	252	811	837
Administrative expenses	148	156	442	438
Research and development expenses	33	31	95	88
Other expenses / (income)	1	—	6	1
Restructuring charges	—	12	—	12

Total costs and expenses	1,506	1,510	5,002	4,997

Earnings before interest and taxes	307	292	1,110	1,161
Interest expense	27	29	93	84
Interest income	3	2	8	4

Earnings before taxes	283	265	1,025	1,081
Taxes on earnings	97	97	321	350

Net earnings	186	168	704	731
Less: Net earnings (loss) attributable to noncontrolling interests	(1)	—	(1)	—

Net earnings attributable to Campbell Soup Company	$187	$168	$705	$731

Per share — basic

Net earnings attributable to Campbell Soup Company	$.58	$.49	$2.13	$2.11

Dividends	$.29	$.275	$.855	$.80

Weighted average shares outstanding — basic	321	339	328	341

Per share — assuming dilution

Net earnings attributable to Campbell Soup Company	$.57	$.49	$2.11	$2.09

Weighted average shares outstanding — assuming dilution	323	342	331	344

See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY

Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	May 1,	August 1,
	2011	2010

Current assets
Cash and cash equivalents	$449	$254
Accounts receivable	604	512
Inventories	639	724
Other current assets	150	197

Total current assets	1,842	1,687

Plant assets, net of depreciation	2,060	2,051
Goodwill	2,147	1,919
Other intangible assets, net of amortization	537	509
Other assets	114	110

Total assets	$6,700	$6,276

Current liabilities
Short-term borrowings	$674	$835
Payable to suppliers and others	431	545
Accrued liabilities	564	560
Dividend payable	94	95
Accrued income taxes	74	30

Total current liabilities	1,837	2,065

Long-term debt	2,431	1,945
Deferred taxes	352	258
Other liabilities	1,009	1,079

Total liabilities	5,629	5,347

Campbell Soup Company shareowners’ equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20
Additional paid-in capital	335	341
Earnings retained in the business	9,180	8,760
Capital stock in treasury, at cost	(8,040)	(7,459)
Accumulated other comprehensive loss	(433)	(736)

Total Campbell Soup Company shareowners’ equity	1,062	926

Noncontrolling interests	9	3

Total equity	1,071	929

Total liabilities and equity	$6,700	$6,276

See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Nine Months Ended
	May 1,	May 2,
	2011	2010
Cash flows from operating activities:
Net earnings	$704	$731
Adjustments to reconcile net earnings to operating cash flow
Restructuring charges	—	12
Stock-based compensation	69	68
Depreciation and amortization	194	185
Deferred income taxes	66	44
Other, net	81	76
Changes in working capital
Accounts receivable	(58)	(6)
Inventories	116	193
Prepaid assets	25	8
Accounts payable and accrued liabilities	(153)	(125)
Pension fund contributions	(140)	(281)
Receipts from hedging activities	1	10
Other	(47)	(56)

Net cash provided by operating activities	858	859

Cash flows from investing activities:
Purchases of plant assets	(133)	(177)
Sales of plant assets	9	5
Other, net	1	3

Net cash used in investing activities	(123)	(169)

Cash flows from financing activities:
Net short-term borrowings (repayments)	524	(161)
Long-term borrowings	500	—
Repayments of notes payable	(700)	—
Dividends paid	(284)	(270)
Treasury stock purchases	(696)	(315)
Treasury stock issuances	54	75
Excess tax benefits on stock-based compensation	7	6
Contribution from noncontrolling interest	9	—
Other, net	(5)	—

Net cash used in financing activities	(591)	(665)

Effect of exchange rate changes on cash	51	4

Net change in cash and cash equivalents	195	29
Cash and cash equivalents — beginning of period	254	51

Cash and cash equivalents — end of period	$449	$80

See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareowners' Equity
	Capital Stock					Earnings	Accumulated
	Issued		In Treasury		Additional	Retained	Other
					Paid-in	in the	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Business	Income (Loss)	Interests	Equity

Balance at August 2, 2009	542	$20	(199)	$(7,194)	$332	$8,288	$(718)	$3	$731

Comprehensive income (loss)
Net earnings						731		—	731
Foreign currency translation adjustments, net of tax							68	—	68
Cash-flow hedges, net of tax							4		4
Pension and postretirement benefits, net of tax							26		26

Other comprehensive income (loss)							98	—	98

Total comprehensive income (loss)									829

Dividends ($.80 per share)						(277)			(277)
Treasury stock purchased			(9)	(315)					(315)
Treasury stock issued under management incentive and stock option plans			4	132	(4)				128

Balance at May 2, 2010	542	$20	(204)	$(7,377)	$328	$8,742	$(620)	$3	$1,096

Balance at August 1, 2010	542	$20	(206)	$(7,459)	$341	$8,760	$(736)	$3	$929

Contribution from noncontrolling interests								7	7
Comprehensive income (loss)
Net earnings (loss)						705		(1)	704
Foreign currency translation adjustments, net of tax							278	—	278
Cash-flow hedges, net of tax							(3)		(3)
Pension and postretirement benefits, net of tax							28		28

Other comprehensive income (loss)							303	—	303

Total comprehensive income (loss)									1,007

Dividends ($.855 per share)						(285)			(285)
Treasury stock purchased			(20)	(696)					(696)
Treasury stock issued under management incentive and stock option plans			3	115	(6)				109

Balance at May 1, 2011	542	$20	(223)	$(8,040)	$335	$9,180	$(433)	$9	$1,071

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
     In May 2011, the FASB issued further additional authoritative guidance related to fair value measurements and disclosures. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States (U.S. GAAP) and International Financial Reporting Standards (IFRS). The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The company is currently assessing the impact of the guidance.
3. Comprehensive Income (Loss)
     Total comprehensive income (loss) is comprised of net earnings, net foreign currency translation adjustments, net unamortized pension and postretirement benefits adjustments, and net unrealized gains and losses on cash-flow hedges. Total comprehensive income for the three-month periods ended May 1, 2011 and May 2, 2010 was $348 and $203, respectively. Total comprehensive income for the nine-month periods ended May 1, 2011 and May 2, 2010 was $1,007 and $829, respectively.

Notes to Consolidated Financial Statements — (Continued)
     The components of Accumulated other comprehensive income (loss) consisted of the following:

	May 1,	August 1,
	2011	2010
Foreign currency translation adjustments, net of tax (1)	$410	$132
Cash-flow hedges, net of tax (2)	(21)	(18)
Unamortized pension and postretirement benefits, net of tax (3):
Net actuarial loss	(828)	(856)
Prior service (cost)/credit	6	6

Total Accumulated other comprehensive loss	$(433)	$(736)

(1)	Includes a tax expense of $6 as of May 1, 2011, and a tax benefit of $1 as of August 1, 2010.

(2)	Includes a tax benefit of $11 as of May 1, 2011, and $10 as of August 1, 2010.

(3)	Includes a tax benefit of $472 as of May 1, 2011, and $489 as of August 1, 2010.
4. Goodwill and Intangible Assets
     The following table shows the changes in the carrying amount of goodwill by business segment:

			International
	U.S. Soup,	Baking	Soup, Sauces	North
	Sauces and	and	and	America
	Beverages	Snacking	Beverages	Foodservice	Total
Balance at August 1, 2010	$434	$754	$585	$146	$1,919
Foreign currency translation adjustment	—	154	74	—	228

Balance at May 1, 2011	$434	$908	$659	$146	$2,147

     The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	May 1,	August 1,
	2011	2010
Intangible Assets:
Non-amortizable intangible assets	$524	$496
Amortizable intangible assets	21	21

	545	517
Accumulated amortization	(8)	(8)

Total net intangible assets	$537	$509

     Non-amortizable intangible assets consist of trademarks, which mainly include Pace, Royco, Liebig, Blå Band and Touch of Taste. Amortizable intangible assets consist substantially of process technology and customer intangibles.
     Amortization related to these assets was less than $1 for the nine-month periods ended May 1, 2011, and May 2, 2010. The estimated aggregated amortization expense for each of the five succeeding fiscal years is less than $1 per year. Asset useful lives range from 10 to 20 years.
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

Notes to Consolidated Financial Statements — (Continued)
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

	Three Months Ended		Nine Months Ended
	May 1,	May 2,	May 1,	May 2,
	2011	2010	2011	2010
Net sales
U.S. Soup, Sauces and Beverages	$778	$848	$2,903	$3,056
Baking and Snacking	527	477	1,597	1,496
International Soup, Sauces and Beverages	354	331	1,147	1,142
North America Foodservice	154	146	465	464

Total	$1,813	$1,802	$6,112	$6,158

	Three Months Ended		Nine Months Ended
	May 1,	May 2,	May 1,	May 2,
	2011	2010	2011	2010
Earnings before interest and taxes
U.S. Soup, Sauces and Beverages	$193	$214	$708	$804
Baking and Snacking	82	76	263	249
International Soup, Sauces and Beverages	41	37	161	155
North America Foodservice(1)	22	(3)	66	40
Corporate(2)	(31)	(32)	(88)	(87)

Total	$307	$292	$1,110	$1,161

(1)	Earnings before interest and taxes of the North America Foodservice segment included $12 of restructuring charges in the three- and nine-month periods ended May 2, 2010. See Note 6 for additional information on restructuring charges.

(2)	Represents unallocated corporate expenses.
     Additional product information is provided below for net sales.

	Three Months Ended		Nine Months Ended
	May 1,	May 2,	May 1,	May 2,
	2011	2010	2011	2010
Net sales
Simple Meals	$991	$1,018	$3,657	$3,814
Baked Snacks	569	515	1,723	1,617
Beverages	253	269	732	727

Total	$1,813	$1,802	$6,112	$6,158

Notes to Consolidated Financial Statements — (Continued)

		Fiscal Year Ended
	August 1,	August 2,	August 3,
	2010	2009	2008
Net sales
Simple Meals	$4,594	$4,674	$4,815
Baked Snacks	2,129	1,995	2,200
Beverages	953	917	983

Total	$7,676	$7,586	$7,998

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
     In the third quarter of 2010, the company recorded a restructuring charge of $12 ($8 after tax or $.02 per share) for pension benefit costs related to the closure of the production facility in Canada, which represented the final costs associated with the 2008 initiatives. The pension benefit costs were included in the pension obligation on the Consolidated Balance Sheets. See Note 9 to the Consolidated Financial Statements.
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
     The computation of basic and diluted earnings per share attributable to common shareowners is as follows:

	Three Months Ended		Nine Months Ended
	May 1,	May 2,	May 1,	May 2,
	2011	2010	2011	2010
Net earnings attributable to Campbell Soup Company	$187	$168	$705	$731
Less: net earnings allocated to participating securities	(2)	(2)	(8)	(12)

Net earnings available to Campbell Soup Company common shareowners	$185	$166	$697	$719

Weighted average shares outstanding — basic	321	339	328	341
Effect of dilutive securities: stock options	2	3	3	3

Weighted average shares outstanding — diluted	323	342	331	344

Net earnings attributable to Campbell Soup Company per common share:
Basic	$.58	$.49	$2.13	$2.11

Diluted	$.57	$.49	$2.11	$2.09

     There were no antidilutive stock options for the three-month periods ended May 1, 2011 and May 2, 2010 and the nine-month period ended May 1, 2011. Stock options to purchase less than 1 million shares of capital stock for the nine-month period ended May 2, 2010 were not included in the calculation of diluted earnings per share because the exercise price of the stock options exceeded the average market price of the capital stock and, therefore, would be antidilutive.
8. Noncontrolling Interests
     The company owns a 60% controlling interest in a joint venture formed with Swire Pacific Limited to support the development of the company’s business in China. The joint venture began operations on January 31, 2011, the beginning of the third fiscal quarter.

Notes to Consolidated Financial Statements — (Continued)
At the inception of the joint venture, the joint venture partner contributed net assets of $7, including $9 of cash contributions, and the company made an $11 cash contribution. The noncontrolling interest’s share in the net loss is included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings.
     The company owns a 70% controlling interest in a Malaysian manufacturing company. The earnings attributable to this noncontrolling interest have historically been less than $1 annually and were included in Other expenses/(income) in the Consolidated Statements of Earnings. Beginning in the third quarter of fiscal 2011, the earnings attributable to this noncontrolling interest are included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings.
     The noncontrolling interests in these entities are included in Total equity in the Consolidated Balance Sheets and Consolidated Statements of Equity.
9. Pension and Postretirement Benefits
     The company sponsors certain defined benefit pension plans and postretirement benefit plans for employees. Components of benefit expense were as follows:

	Three Months Ended				Nine Months Ended
	Pension		Postretirement		Pension		Postretirement
	May 1,	May 2,	May 1,	May 2,	May 1,	May 2,	May 1,	May 2,
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$15	$14	$—	$1	$44	$41	$2	$3
Interest cost	30	30	5	4	91	91	14	14
Expected return on plan assets	(45)	(43)	—	—	(134)	(128)	—	—
Settlement costs	—	12	—	—	—	12	—	—
Amortization of prior service cost/(credit)	—	1	—	—	—	2	(1)	—
Recognized net actuarial loss	17	12	2	1	52	36	6	1

Net periodic benefit expense	$17	$26	$7	$6	$53	$54	$21	$18

     The settlement costs in 2010 are related to the closure of a plant in Canada. The settlement costs are included in Restructuring charges in the Consolidated Statements of Earnings. See Note 6 for additional information.
     A contribution of $100 was made to U.S. pension plans and contributions of $40 were made to non-U.S. pension plans during the nine-month period ended May 1, 2011. Additional contributions to U.S. pension plans are not expected this fiscal year. Contributions to non-U.S. pension plans are expected to be approximately $4 during the remainder of the fiscal year.
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
10. Taxes on Earnings
     In the third quarter of 2010, the company recorded deferred tax expense of $10 due to the enactment of U.S. health care legislation in March 2010. The law changed the tax treatment of subsidies to companies that provide prescription drug benefits to retirees. Accordingly, the company recorded the non-cash charge to reduce the value of the deferred tax asset associated with the subsidy.
11. Long-term Debt
     In April 2011, the company issued $500 of 4.25% notes which mature on April 15, 2021. Interest on the notes is due semi-annually on April 15 and October 15, commencing on October 15, 2011. The company may redeem the notes in whole or in part at any time at a redemption price of 100% of the principal amount plus accrued interest or an amount designed to ensure that the note holders are not penalized by the early redemption.

Notes to Consolidated Financial Statements — (Continued)
12. Financial Instruments
     The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, excluding the current portion of long-term debt, approximate fair value. The fair value of long-term debt, including any current portion of long-term debt in short-term borrowings, was $2,579 at May 1, 2011 and $2,829 at August 1, 2010. The fair value of long-term debt was based on quoted market prices or pricing models using current market rates.
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
     The company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. The company minimizes the counterparty credit risk on these transactions by dealing only with leading, credit-worthy financial institutions having long-term credit ratings of “A” or better. In addition, the contracts are distributed among several financial institutions, thus minimizing credit-risk concentration. The company does not have credit-risk-related contingent features in its derivative instruments as of May 1, 2011.
Foreign Currency Exchange Risk
     The company is exposed to foreign currency exchange risk related to its international operations, including non-functional currency intercompany debt and net investments in subsidiaries. The company is also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. Principal currencies hedged include the Australian dollar, Canadian dollar, euro, Swedish krona, New Zealand dollar, British pound and Japanese yen. The company utilizes foreign exchange forward purchase and sale contracts as well as cross-currency swaps to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. The company typically hedges portions of its forecasted foreign currency transaction exposure with foreign exchange forward contracts for up to 18 months. To hedge currency exposures related to intercompany debt, the company enters into cross-currency swap contracts for periods consistent with the underlying debt. As of May 1, 2011, cross-currency swap contracts mature in 2012 through 2015. The notional amount of foreign exchange forward and cross-currency swap contracts accounted for as cash-flow hedges was $241 at May 1, 2011 and $261 at August 1, 2010. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings on the same line item and same period in which the underlying hedge transaction affects earnings. The notional amount of foreign exchange forward and cross-currency swap contracts that are not designated as accounting hedges was $709 and $757 at May 1, 2011 and August 1, 2010, respectively.
Interest Rate Risk
     The company manages its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain its variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. The notional amount of outstanding fair-value interest rate swaps totaled $500 at May 1, 2011 and at August 1, 2010. These swaps mature in 2013 through 2014.

Notes to Consolidated Financial Statements — (Continued)
Commodity Price Risk
     The company principally uses a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. The company also enters into commodity futures and options contracts to reduce the volatility of price fluctuations of diesel fuel, wheat, natural gas, soybean oil, aluminum, sugar, cocoa, and corn, which impact the cost of raw materials. Commodity futures and option contracts are typically accounted for as cash-flow hedges or are not designated as accounting hedges. Commodity futures and option contracts are typically entered into to hedge a portion of commodity requirements for periods up to 18 months. The notional amount of commodity contracts accounted for as cash-flow hedges was $19 at May 1, 2011 and $7 at August 1, 2010. The notional amount of commodity contracts that are not designated as accounting hedges was $53 at May 1, 2011 and $43 at August 1, 2010.
Equity Price Risk
     The company hedges a portion of exposures relating to certain deferred compensation obligations linked to the total return of the Standard & Poor’s 500 Index, the total return of the company’s capital stock and the total return of the Puritan Fund or, beginning in January 2011, the total return of the Vanguard International Stock Index. Under these contracts, the company pays variable interest rates and receives from the counterparty either the total return of the Standard & Poor’s 500 Index, the total return on company capital stock, the total return of the Puritan Fund or the total return of the iShares MSCI EAFE Index Fund, which is expected to approximate the total return of the Vanguard International Stock Index. The contracts related to the Puritan Fund matured in January 2011. The contracts are not designated as hedges for accounting purposes and are typically entered into for periods not exceeding 12 months. The notional amount of the contracts outstanding was $70 as of May 1, 2011 and $75 as of August 1, 2010.
     The following table summarizes the fair value of derivative instruments recorded in the Consolidated Balance Sheets as of May 1, 2011, and August 1, 2010:

		May 1,	August 1,
	Balance Sheet Classification	2011	2010
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$1	$1
Commodity derivative contracts	Other current assets	2	1
Cross-currency swap contracts	Other assets	—	3
Interest rate swaps	Other assets	35	46

Total derivatives designated as hedges		$38	$51

Derivatives not designated as hedges:
Foreign exchange forward contracts	Other current assets	$—	$1
Commodity derivative contracts	Other current assets	6	3
Cross-currency swap contracts	Other current assets	—	13
Deferred compensation derivative contracts	Other current assets	1	—
Cross-currency swap contracts	Other assets	—	1

Total derivatives not designated as hedges		$7	$18

Total asset derivatives		$45	$69

Notes to Consolidated Financial Statements — (Continued)

		May 1,	August 1,
	Balance Sheet Classification	2011	2010
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$7	$1
Commodity derivative contracts	Accrued liabilities	—	1
Cross-currency swap contracts	Accrued liabilities	10	—
Cross-currency swap contracts	Other liabilities	31	24

Total derivatives designated as hedges		$48	$26

Derivatives not designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$5	$1
Cross-currency swap contracts	Accrued liabilities	6	—
Deferred compensation derivative contracts	Accrued liabilities	—	2
Cross-currency swap contracts	Other liabilities	91	14

Total derivatives not designated as hedges		$102	$17

Total liability derivatives		$150	$43

     The derivative assets and liabilities are presented on a gross basis in the table. Certain derivative asset and liability balances, including cash collateral, are offset in the balance sheet when a legally enforceable right of offset exists.
     The following tables show the effect of the company’s derivative instruments designated as cash-flow hedges for the three- and nine-month periods ended May 1, 2011 and May 2, 2010, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:
Derivatives Designated as Cash-Flow Hedges

		Total
		Cash-Flow
		Hedge
		OCI Activity
Three Months Ended May 1, 2011, and May 2, 2010		2011	2010
OCI derivative gain/(loss) at beginning of quarter		$(25)	$(22)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		(7)	(6)
Cross-currency swap contracts		—	1
Forward starting interest rate swaps		—	(3)
Commodity derivative contracts		(1)	1

Amount of (gain) or loss reclassified from OCI to earnings:	Location in Earnings

Foreign exchange forward contracts	Other expenses/income	1	—
Foreign exchange forward contracts	Cost of products sold	—	4
Forward starting interest rate swaps	Interest expense	1	—
Commodity derivative contracts	Cost of products sold	(1)	—

OCI derivative gain/(loss) at end of quarter		$(32)	$(25)

Notes to Consolidated Financial Statements — (Continued)
Derivatives Designated as Cash-Flow Hedges

		Total
		Cash-Flow
		Hedge
		OCI Activity
Nine Months Ended May 1, 2011, and May 2, 2010		2011	2010
OCI derivative gain/(loss) at beginning of year		$(28)	$(31)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		(10)	(7)
Cross-currency swap contracts		—	3
Forward starting interest rate swaps		—	(5)
Commodity derivative contracts		2	—

Amount of (gain) or loss reclassified from OCI to earnings:	Location in Earnings

Foreign exchange forward contracts	Other expenses/income	1	(1)
Foreign exchange forward contracts	Cost of products sold	2	14
Forward starting interest rate swaps	Interest expense	2	1
Commodity derivative contracts	Cost of products sold	(1)	1

OCI derivative gain/(loss) at end of quarter		$(32)	$(25)

     The amount expected to be reclassified from other comprehensive income into earnings within the next 12 months is a loss of $11. The ineffective portion and amount excluded from effectiveness testing were not material.
     The following tables show the effect of the company’s derivative instruments designated as fair-value hedges in the Consolidated Statements of Earnings:

		Amount of		Amount of
		Gain or (Loss)		Gain or (Loss)
		Recognized in Earnings		Recognized in Earnings
		on Derivatives		on Hedged Item
Derivatives Designated	Location of Gain or (Loss)	May 1,	May 2,	May 1,	May 2,
as Fair-Value Hedges	Recognized in Earnings	2011	2010	2011	2010
Three Months Ended
Interest rate swaps	Interest expense	$(4)	$(2)	$4	$2

Nine Months Ended
Interest rate swaps	Interest expense	$(11)	$3	$11	$(3)

     The following table shows the effects of the company’s derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

			Amount of Gain or (Loss)
			Recognized in Earnings
		On Derivatives
		Three Months Ended		Nine Months Ended
	Location of Gain or (Loss)	May 1,	May 2,	May 1,	May 2,
Derivatives not Designated as Hedges	Recognized in Earnings	2011	2010	2011	2010
Foreign exchange forward contracts	Other expenses/income	$1	$1	$—	$(3)
Foreign exchange forward contracts	Cost of products sold	—	—	(1)	—
Cross-currency swap contracts	Other expenses/income	(55)	(9)	(94)	(19)
Commodity derivative contracts	Cost of products sold	1	3	10	—
Deferred compensation derivative contracts	Administrative expenses	—	6	2	10

Total		$(53)	$1	$(83)	$(12)

Notes to Consolidated Financial Statements — (Continued)
13. Fair Value Measurements
     The company is required to categorize financial assets and liabilities based on the following fair value hierarchy:
•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
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
     The following table presents the company’s financial assets and liabilities that are measured at fair value on a recurring basis as of May 1, 2011, and August 1, 2010, consistent with the fair value hierarchy:

	Fair Value	Fair Value Measurements at			Fair Value	Fair Value Measurements at
	as of	May 1, 2011 Using			as of	August 1, 2010 Using
	May 1,	Fair Value Hierarchy			August 1,	Fair Value Hierarchy
	2011	Level 1	Level 2	Level 3	2010	Level 1	Level 2	Level 3
Assets
Interest rate swaps(1)	$35	$—	$35	$—	$46	$—	$46	$—
Foreign exchange forward contracts(2)	1	—	1	—	2	—	2	—
Cross-currency swap contracts(3)	—	—	—	—	17	—	17	—
Deferred compensation derivative contracts(4)	1	—	1	—	—	—	—	—
Commodity derivative contracts(5)	8	8	—	—	4	4	—	—

Total assets at fair value	$45	$8	$37	$—	$69	$4	$65	$—

	Fair Value	Fair Value Measurements at			Fair Value	Fair Value Measurements at
	as of	May 1, 2011 Using			as of	August 1, 2010 Using
	May 1,	Fair Value Hierarchy			August 1,	Fair Value Hierarchy
	2011	Level 1	Level 2	Level 3	2010	Level 1	Level 2	Level 3
Liabilities
Foreign exchange forward contracts(2)	$12	$—	$12	$—	$2	$—	$2	$—
Cross-currency swap contracts(3)	138	—	138	—	38	—	38	—
Deferred compensation derivative contracts(4)	—	—	—	—	2	—	2	—
Commodity derivative contracts(5)	—	—	—	—	1	1	—	—
Deferred compensation obligation(6)	146	99	47	—	149	95	54	—

Total liabilities at fair value	$296	$99	$197	$—	$192	$96	$96	$—

(1)	Based on LIBOR swap rates.

(2)	Based on observable market transactions of spot currency rates and forward rates.

(3)	Based on observable local benchmarks for currency and interest rates.

(4)	Based on LIBOR and equity index swap rates.

(5)	Based on quoted futures exchanges.

(6)	Based on the fair value of the participants’ investments.

Notes to Consolidated Financial Statements – (Continued)
14. Share Repurchase Programs
     In June 2008, the company’s Board of Directors authorized the purchase of up to $1,200 of company stock through fiscal 2011. This program began in fiscal 2009. In addition to this publicly announced program, the company repurchases shares to offset the impact of dilution from shares issued under the company’s stock compensation plans.
     During the nine-month period ended May 1, 2011, the company repurchased 20 million shares at a cost of $696. Of this amount, $543 was used to repurchase shares pursuant to the company’s June 2008 publicly announced share repurchase program. Approximately $7 remains available under this program as of May 1, 2011.
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
     Total pre-tax stock-based compensation recognized in the Consolidated Statements of Earnings was $23 for the three-month periods ended May 1, 2011, and May 2, 2010. Tax-related benefits of $9 and $8 were also recognized for the three-month periods ended May 1, 2011, and May 2, 2010, respectively. Total pre-tax stock-based compensation recognized in the Consolidated Statements of Earnings was $69 and $68 for the nine-month periods ended May 1, 2011, and May 2, 2010, respectively. Tax-related benefits of $26 and $25 were also recognized for the nine-month periods ended May 1, 2011, and May 2, 2010, respectively. Cash received from the exercise of stock options was $54 and $75 for the nine-month periods ended May 1, 2011, and May 2, 2010, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
     The following table summarizes stock option activity as of May 1, 2011:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
		(Options in thousands)
Outstanding at August 1, 2010	12,473	$26.47
Granted	—	$—
Exercised	(2,221)	$26.63
Terminated	(29)	$34.21

Outstanding at May 1, 2011	10,223	$26.41	2.2	$73

Exercisable at May 1, 2011	10,223	$26.41	2.2	$73

     The total intrinsic value of options exercised during the nine-month periods ended May 1, 2011, and May 2, 2010, was $19 and $17, respectively. As of January 2009, compensation related to stock options was fully expensed. The company measured the fair value of stock options using the Black-Scholes option pricing model.
     The following table summarizes time-lapse restricted stock/units and EPS performance restricted stock/units as of May 1, 2011:

		Weighted-
		Average
		Grant-Date
	Shares/Units	Fair Value
	(Restricted stock/units in thousands)
Nonvested at August 1, 2010	2,395	$35.05
Granted	1,163	$36.01
Vested	(1,110)	$35.75
Forfeited	(96)	$35.11

Nonvested at May 1, 2011	2,352	$35.19

Notes to Consolidated Financial Statements – (Continued)
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
     As of May 1, 2011, total remaining unearned compensation related to nonvested time-lapse restricted stock/units and EPS performance restricted stock/units was $40, which will be amortized over the weighted-average remaining service period of 1.8 years. The fair value of restricted stock/units vested during the nine-month periods ended May 1, 2011, and May 2, 2010, was $40 and $31, respectively. The weighted-average grant-date fair value of the restricted stock/units granted during the nine-month period ended May 2, 2010, was $32.21.
     The following table summarizes TSR performance restricted stock/units as of May 1, 2011:

		Weighted-
		Average
		Grant-Date
	Shares/Units	Fair Value
	(Restricted stock/units in thousands)
Nonvested at August 1, 2010	3,581	$38.02
Granted	1,255	$43.18
Vested	(1,062)	$34.65
Forfeited	(225)	$39.50

Nonvested at May 1, 2011	3,549	$40.76

     The company estimates the fair value of TSR performance restricted stock/units at the grant date using a Monte Carlo simulation. Assumptions used in the Monte Carlo simulation were as follows:

	2011	2010
Risk-free interest rate	0.59%	1.27%
Expected dividend yield	3.00%	3.06%
Expected volatility	23.71%	24.83%
Expected term	3 yrs.	3 yrs.
     Expense is recognized on a straight-line basis over the service period. As of May 1, 2011, total remaining unearned compensation related to TSR performance restricted stock/units was $67, which will be amortized over the weighted-average remaining service period of 1.9 years. In the first quarter of fiscal 2011, recipients of TSR performance restricted stock/units earned 100% of their initial grants based upon the company’s TSR ranking in a performance peer group during a three-year period ended July 30, 2010. The total fair value of TSR performance restricted stock/units vested during the nine-month periods ended May 1, 2011, and May 2, 2010, was $38 and $31, respectively. The grant-date fair value of TSR performance restricted stock/units granted during the nine-month period ended May 2, 2010, was $33.84.
     Prior to fiscal 2009, employees could elect to defer all types of restricted stock awards. These awards were classified as liabilities because of the possibility that they may be settled in cash. The fair value was adjusted quarterly. As of October 2010, these awards were fully vested. Total cash paid to settle the liabilities during the nine-month periods ended May 1, 2011, and May 2, 2010, was not material.
     The excess tax benefits on the exercise of stock options and vested restricted stock presented as cash flows from financing activities for the nine-month periods ended May 1, 2011, and May 2, 2010, were $7 and $6, respectively.

Notes to Consolidated Financial Statements – (Continued)
16. Inventories

	May 1,	August 1,
	2011	2010
Raw materials, containers and supplies	$270	$261
Finished products	369	463

	$639	$724

17. Supplemental Cash Flow Information
     Other cash used in operating activities for the nine-month periods was comprised of the following:

	May 1,	May 2,
	2011	2010
Benefit related payments	$(41)	$(47)
Other	(6)	(9)

	$(47)	$(56)

Item 2.
CAMPBELL SOUP COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Description of the Company
     Campbell Soup Company is a global manufacturer and marketer of high-quality, branded convenience food products. The company reports in the following segments: U.S. Soup, Sauces and Beverages; Baking and Snacking; International Soup, Sauces and Beverages; and North America Foodservice.
Executive Summary
     This Executive Summary provides significant highlights from the discussion and analysis that follows.
•	Net sales increased 1% in the quarter to $1.813 billion.
•	U.S. Soup, Sauces and Beverages sales declined 8%.

•	Baking and Snacking sales increased 10%.
•	Gross profit, as a percent of sales, decreased to 40.4% in the current quarter from 41.2% a year ago, primarily due to cost inflation and higher plant costs, partially offset by productivity improvements.

•	Net earnings per share for the quarter were $.57 compared to $.49 in the year-ago quarter. The prior quarter included $.05 of expenses from items impacting comparability, as discussed below.
Items Impacting Comparability
     The following items impacted the comparability of net earnings and net earnings per share:
•	In the third quarter of fiscal 2010, the company recorded a restructuring charge of $12 million ($8 million after tax or $.02 per share) for pension benefit costs related to initiatives to improve operational efficiency and long-term profitability. See Note 6 to the Consolidated Financial Statements for additional information.

•	In the third quarter of fiscal 2010, the company recorded deferred tax expense of $10 million, or $.03 per share, to reduce deferred tax assets as a result of the U.S. health care legislation enacted in March 2010. The law changed the tax treatment of subsidies to companies that provide prescription drug benefits to retirees.
     The items impacting comparability are summarized below:

	Three Months Ended		Nine Months Ended
	May 2,		May 2,
	2010		2010
	Earnings	EPS	Earnings	EPS
	Impact	Impact	Impact	Impact
(Millions, except per share amounts)
Net earnings attributable to Campbell Soup Company	$168	$.49	$731	$2.09

Deferred tax expense from U.S. health care legislation	$(10)	$(.03)	$(10)	$(.03)
Restructuring charges	(8)	(.02)	(8)	(.02)

Impact of significant items on net earnings attributable to Campbell Soup Company	$(18)	$(.05)	$(18)	$(.05)

Net earnings attributable to Campbell Soup Company
     Net earnings were $187 million in the quarter ended May 1, 2011 compared to $168 million in the year-ago quarter. After adjusting for $18 million of items impacting comparability, net earnings increased slightly. The increase was primarily due to lower marketing and selling expenses, lower administrative expenses and the impact of currency, mostly offset by a decline in gross margin performance and lower sales volume. Earnings per share were $.57 compared to $.49 a year ago. After adjusting for $.05 per share of items impacting comparability, earnings per share benefited from a reduction in the weighted average diluted shares outstanding, which was primarily due to share repurchases under the company’s strategic share repurchase program.
     Net earnings were $705 million for the nine months ended May 1, 2011, compared to $731 million for the year-ago period. The prior year included $18 million, or $.05 per share, of expenses that impacted comparability. The decline in earnings was primarily due to a decline in gross margin performance, partially offset by lower marketing and selling expenses and the impact of currency. Earnings per share were $2.11 compared to $2.09 a year ago. The increase was due to a reduction in the weighted average diluted shares outstanding, which was primarily due to share repurchases under the company’s strategic share repurchase program. After adjusting for $.05 per share of items impacting comparability, earnings per share declined.
Net earnings (loss) attributable to noncontrolling interests
     The company owns a 60% controlling interest in a joint venture formed with Swire Pacific Limited to support the development of the company’s business in China. The joint venture began operations on January 31, 2011, the beginning of the third fiscal quarter. The noncontrolling interest’s share in the net loss is included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings.
     The company also owns a 70% controlling interest in a Malaysian manufacturing company. Historically, the earnings attributable to the noncontrolling interest were less than $1 million annually and were included in Other expenses/(income) in the Consolidated Statements of Earnings. Beginning in the third quarter of fiscal 2011, the earnings attributable to the noncontrolling interest are included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings.
THIRD-QUARTER DISCUSSION AND ANALYSIS
Sales
     An analysis of net sales by reportable segment follows:

	2011	2010	% Change
	(Millions)
U.S. Soup, Sauces and Beverages	$778	$848	(8)%
Baking and Snacking	527	477	10
International Soup, Sauces and Beverages	354	331	7
North America Foodservice	154	146	5

	$1,813	$1,802	1%

     An analysis of percent change of net sales by reportable segment follows:

			International
	U.S. Soup,	Baking	Soup, Sauces	North
	Sauces and	and	and	America
	Beverages	Snacking	Beverages	Foodservice	Total
Volume and Mix	(8)%	4%	1%	3%	(2)%
Price and Sales Allowances	—	2	2	(1)	1
(Increased)/Decreased Promotional Spending (1)	—	(1)	(2)	2	—
Currency	—	5	6	1	2

	(8)%	10%	7%	5%	1%

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

     In the U.S. Soup, Sauces and Beverages segment, sales declined 8%. U.S. Soup sales declined 7%. U.S. Soup sales volume was negatively impacted by reduced promotional spending as the company transitioned to higher promoted price points at retail. Sales were also negatively impacted by fluctuations in customer inventories, primarily in ready-to-serve soups. Further details of the company’s U.S. Soup sales performance include:
•	Sales of Campbell’s condensed soups decreased 2% due to declines in eating varieties, partly offset by gains in cooking varieties. Sales of cooking varieties increased driven by strong performance around the Easter holiday.

•	Sales of ready-to-serve soups decreased 15%, reflecting declines in both canned and microwavable soups. The sales performance reflected the volume impact of higher promoted price points and a negative impact from fluctuations in customer inventory levels.

•	Broth sales declined 2%.
     Within the U.S. Soup, Sauces and Beverages segment, beverage sales decreased 9% compared to strong growth in the year-ago period when sales increased 13%. Beverage sales were negatively impacted by lower advertising and increased competitive activity. Sales of V8 vegetable juice and V8 V-Fusion juice declined, while sales of V8 Splash juice drinks increased. Sales of Prego pasta sauce declined due to continued competitive activity, which included merchandising and new items. Sales of Pace Mexican sauce declined significantly, largely due to continued private label distribution gains.
     In the Baking and Snacking segment, sales increased 10%. Sales at Pepperidge Farm increased, reflecting higher selling prices and volume gains. Sales of Pepperidge Farm cookies and crackers increased due to gains in Goldfish snack crackers and the launch of Milano Melts cookies. Sales growth in Pepperidge Farm bakery products was driven by gains in whole grain and Swirl breads. Sales of Pepperidge Farm frozen products increased double digits, fueled by Texas Toast and the launch of Artisan Stone Baked rolls. In Arnott’s, sales increased due to currency and gains in savory crackers, led by Shapes, Cruskits and Vita-Weat, along with growth in Tim Tam chocolate cookies and Tiny Teddy sweet varieties.
     In the International Soup, Sauces and Beverages segment, sales increased 7%. In Europe, sales increased primarily due to currency and increased sales in Belgium, partly offset by lower sales in the Nordic region. In the Asia Pacific region, sales increased due to currency and solid gains in Australian soup. In Canada, sales increased primarily due to currency, partially offset by lower soup and beverage sales attributable to increased promotional spending, which was implemented to be more competitive with other simple meal and beverage products.
     In the North America Foodservice segment, sales increased 5%, primarily due to volume-driven gains in refrigerated soup and improvements in the foodservice sector.
Gross Profit
     Gross profit, defined as Net sales less Cost of products sold, decreased by $11 million in 2011. As a percent of sales, gross profit decreased from 41.2% in 2010 to 40.4% in 2011. The 0.8-percentage-point decrease was due to the impact of cost inflation and other factors, including higher plant costs (approximately 3.1 percentage points); and increased promotional spending (approximately 0.1 percentage point), partially offset by productivity improvements (approximately 1.9 percentage points); higher selling prices (approximately 0.4 percentage point); and favorable mix (approximately 0.1 percentage point).
Marketing and Selling Expenses
     Marketing and selling expenses as a percent of sales were 13.4% in 2011 and 14.0% in 2010. Marketing and selling expenses decreased 4% in 2011 from 2010. The decrease was primarily due to lower advertising and consumer promotion expenses (approximately 2 percentage points); lower selling expenses (approximately 2 percentage points), and lower other marketing expenses (approximately 1 percentage point), partially offset by the impact of currency (approximately 2 percentage points).
Administrative Expenses
     Administrative expenses as a percent of sales were 8.2% in 2011 and 8.7% in 2010. Administrative expenses decreased by 5% in 2011 from 2010, primarily due to lower compensation costs (approximately 5 percentage points) and lower general administrative costs (approximately 2 percentage points), partially offset by the impact of currency (approximately 2 percentage points).

Operating Earnings
     Segment operating earnings increased to $338 million in 2011 from $324 million in 2010.
     An analysis of operating earnings by segment follows:

	2011	2010(1)	% Change
	(Millions)
U.S. Soup, Sauces and Beverages	$193	$214	(10)%
Baking and Snacking	82	76	8
International Soup, Sauces and Beverages	41	37	11
North America Foodservice	22	(3)	NM

	338	324	4%
Corporate	(31)	(32)

	$307	$292

(1)	Operating earnings for the North America Foodservice segment included $12 million of restructuring charges. See Note 6 for additional information on restructuring charges.
     Earnings from the U.S. Soup, Sauces and Beverages segment decreased 10% in 2011 versus 2010 primarily due to lower sales volume, cost inflation and higher plant costs, partly offset by productivity improvements and lower selling and marketing expenses.
     Earnings from the Baking and Snacking segment increased 8% in 2011 versus 2010 primarily due to the impact of currency and earnings growth in Pepperidge Farm.
     In the International Soup, Sauces and Beverages segment, earnings increased 11% in 2011 versus 2010 primarily due to the impact of currency and gains in the Asia Pacific region, partly offset by declines in Canada due to increased trade and consumer promotion.
     Earnings from the North America Foodservice segment increased $25 million in 2011 versus 2010. The prior year included $12 million in restructuring charges. The remaining increase was primarily due to lower administrative and selling expenses, reduced promotional spending and productivity improvements in excess of inflation.
Interest Expense
     Interest expense decreased to $27 million from $29 million in the prior year, primarily due to lower rates on fixed-rate debt.
Taxes on Earnings
     The effective tax rate was 34.3% for the current quarter and 36.6% for the year-ago quarter. The prior-year quarter included deferred tax expense of $10 million as a result of the enactment of U.S. health care legislation in March 2010. The law changed the tax treatment of subsidies to companies that provide prescription drug benefits to retirees. The company recorded the adjustment to reduce the value of the deferred tax asset associated with the subsidy. After adjusting for this item, the increase in the effective tax rate was primarily due to higher taxes on foreign earnings.

NINE-MONTH DISCUSSION AND ANALYSIS
Sales
     An analysis of net sales by reportable segment follows:

	2011	2010	% Change
	(Millions)
U.S. Soup, Sauces and Beverages	$2,903	$3,056	(5)%
Baking and Snacking	1,597	1,496	7
International Soup, Sauces and Beverages	1,147	1,142	—
North America Foodservice	465	464	—

	$6,112	$6,158	(1)%

     An analysis of percent change of net sales by reportable segment follows:

			International
	U.S. Soup,	Baking	Soup, Sauces	North
	Sauces and	and	and	America
	Beverages	Snacking	Beverages	Foodservice	Total
Volume and Mix	(3)%	3%	1%	(1)%	—%
Price and Sales Allowances	—	2	—	—	—
Increased Promotional Spending (1)	(2)	(1)	(2)	—	(2)
Currency	—	3	1	1	1

	(5)%	7%	—%	—%	(1)%

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.
     In the U.S. Soup, Sauces and Beverages segment, sales declined 5%. U.S. Soup sales decreased 5%. During this year, the overall competitive environment remained challenging throughout the U.S. food industry. In response, the company maintained higher levels of promotional support during the first half of the year, which did not deliver anticipated volume gains.
•	Sales of Campbell’s condensed soups decreased 3% primarily due to declines in eating varieties. Sales of eating varieties were negatively impacted by promotional discounting in ready-to-serve soups.

•	Sales of ready-to-serve soups decreased 10%.

•	Broth sales increased 1%.
Within the U.S. Soup, Sauces and Beverages segment, beverage sales were comparable to a year ago as increases in V8 Splash juice drinks and V8 V-Fusion juice were offset by lower sales of V8 vegetable juice. Sales of Prego pasta sauce and Pace Mexican sauce declined primarily due to increased competitive activities.
     In the Baking and Snacking segment, sales increased 7%. Pepperidge Farm sales increased reflecting growth in Goldfish snack crackers and bakery products, including whole-grain bread and Deli Flats. In Arnott’s, sales increased primarily due to currency, as well as gains in Shapes, Vita-Weat, and Cruskits savory crackers and chocolate biscuits, partly offset by declines in other sweet biscuit products.
     In the International Soup, Sauces and Beverages segment, sales were comparable to the prior year. In Asia Pacific, sales increased primarily due to currency and volume-driven gains in Australia. In Canada, sales increased due to currency and volume gains, partially offset by increased promotional spending on soup and beverage products to be more competitive with other simple meal and beverage products. In Europe, sales declined primarily due to currency. Sales in Latin America declined.
     In the North America Foodservice segment, sales were comparable to a year ago as gains in refrigerated soup were offset by declines in frozen soup, sauces and other foodservice products.

Gross Profit
     Gross profit, defined as Net sales less Cost of products sold, decreased by $73 million in 2011. As a percent of sales, gross profit decreased from 41.2% in 2010 to 40.3% in 2011. The 0.9-percentage-point decrease was due to the impact of cost inflation and other factors, including higher plant costs (approximately 2.4 percentage points); and increased promotional spending (approximately 1.0 percentage point), partially offset by productivity improvements (approximately 1.8 percentage points); favorable mix (approximately 0.5 percentage point); and higher selling prices (approximately 0.2 percentage point).
Marketing and Selling Expenses
     Marketing and selling expenses as a percent of sales were 13.3% in 2011 and 13.6% in 2010. Marketing and selling expenses decreased 3% in 2011 from 2010. The decrease was primarily due to lower selling expenses (approximately 2 percentage points); lower advertising expenses (approximately 1 percentage point); and lower other marketing expenses (approximately 1 percentage point), partially offset by the impact of currency (approximately 1 percentage point). The lower selling expenses primarily resulted from a reorganization of the company’s U.S. sales teams and expanded use of sales brokers in the fourth quarter of 2010.
Administrative Expenses
     Administrative expenses as a percent of sales were 7.2% in 2011 and 7.1% in 2010. Administrative expenses increased 1% in 2011 from 2010, primarily due to an increase in pension and health care benefit costs (approximately 2 percentage points); costs associated with the corporate headquarters facility (approximately 1 percentage point); information systems related costs (approximately 1 percentage point); and the impact of currency (approximately 1 percentage point), partially offset by lower compensation costs (approximately 4 percentage points).
Research and Development Expenses
Research and development expenses increased to $95 million in 2011 from $88 million 2010, primarily due to costs associated with the soup common platform initiative in North America (approximately 6 percentage points); and costs associated with global baked snacks initiatives (approximately 2 percentage points).
Operating Earnings
     Segment operating earnings decreased from $1.248 billion in 2010 to $1.198 billion in 2011.
     An analysis of operating earnings by segment follows:

	2011	2010(1)	% Change
	(Millions)
U.S. Soup, Sauces and Beverages	$708	$804	(12)%
Baking and Snacking	263	249	6
International Soup, Sauces and Beverages	161	155	4
North America Foodservice	66	40	65

	1,198	1,248	(4)%
Corporate	(88)	(87)

	$1,110	$1,161

(1)	Operating earnings for the North America Foodservice segment included $12 million of restructuring charges. See Note 6 for additional information on restructuring charges.
     Earnings from the U.S. Soup, Sauces and Beverages segment decreased 12% in 2011 primarily due to increased promotional spending, cost inflation and lower sales volume, partly offset by productivity improvements. In the first half of fiscal 2011, the company maintained higher levels of promotional support in response to the overall competitive environment. In the third quarter, the company began to reduce the level of promotional spending to improve price realization.
     Earnings from the Baking and Snacking segment increased 6% due to the impact of currency and volume-driven growth at Pepperidge Farm, partly offset by lower earnings at Arnott’s due primarily to higher administrative costs.

     Earnings from the International Soup, Sauces and Beverages segment increased 4% in 2011 versus 2010 due to the impact of currency and gains in the Asia Pacific region.
     Earnings from the North America Foodservice segment increased $26 million. The prior year included $12 million in restructuring charges. The remaining increase in earnings was primarily due to productivity improvements in excess of cost inflation, and lower administrative and selling expenses.
Interest Expense
     Interest expense increased to $93 million from $84 million in the prior year, primarily due to an increase in fixed-rate debt and higher debt levels.
Taxes on Earnings
     The effective tax rate was 31.3% for the current period and 32.4% for the year-ago period. The reduction in the rate was primarily due to $10 million of deferred tax expense recorded in the prior year to reduce deferred tax assets resulting from the enacted changes in U.S. health care legislation in March 2010.
Restructuring Charges
     On April 28, 2008, the company announced a series of initiatives to improve operational efficiency and long-term profitability, including selling certain salty snack food brands and assets in Australia, closing certain production facilities in Australia and Canada, and streamlining the company’s management structure.
     In the third quarter of 2010, the company recorded a restructuring charge of $12 million ($8 million after tax or $.02 per share) for pension benefit costs related to the closure of the production facility in Canada, which represented the final costs associated with the 2008 initiatives.
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
     The company generated cash from operations of $858 million in 2011, compared to $859 million last year. The benefit of lower pension contributions in 2011 was mostly offset by higher working capital requirements. The prior year benefitted from improvements in working capital, primarily from reductions in inventories.
     Capital expenditures were $133 million in 2011 compared to $177 million a year ago. Capital expenditures in 2011 included a number of smaller projects, the largest of which were the expansion of beverage production capacity (approximately $5 million), the ongoing implementation of SAP (approximately $13 million), expenditures at the company’s corporate headquarters (approximately $4 million) and expansion of Pepperidge Farm’s production capacity (approximately $3 million). Capital expenditures are expected to total approximately $275 million in 2011.
     Dividend payments were $284 million in 2011 and $270 million in 2010. Year-to-date dividends declared in 2011 were $.855 per share and $.80 per share in 2010.
     Excluding shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares and for stock option exercises, the company repurchased 20 million shares at a cost of $696 million during the nine-month period ended May 1, 2011 and 9 million shares at a cost of $315 million during the nine-month period ended May 2, 2010. Approximately 16 million of the shares repurchased in the current year and approximately 5 million of the shares repurchased in the prior-year period were repurchased pursuant to the company’s June 2008 publicly announced share repurchase program. Approximately $7 million remains available under the June 2008 repurchase program as of May 1, 2011. In addition to the June 2008 publicly announced share repurchase program, the company also purchased shares to offset the impact of dilution from shares issued under the company’s stock compensation plans. The company expects to continue this practice in the future. See “Unregistered Sales of Equity Securities and Use of Proceeds” for more information.
     At May 1, 2011, the company had $674 million of short-term borrowings due within one year and $24 million of standby letters of credit issued on behalf of the company. The company has a $975 million committed 364-day revolving credit facility that matures in September 2011. The company also has a $975 million committed revolving credit facility that matures in September 2013. The facilities remained unused at May 1, 2011, except for $24 million of standby letters of credit issued on behalf of the company. The agreements support the company’s commercial paper programs. In February 2011, the company repaid $700 million of maturing fixed-rate notes with the proceeds from commercial paper borrowings.
     In November 2008, the company filed a registration statement with the Securities and Exchange Commission that registered an indeterminate amount of debt securities. Under the registration statement, the company may issue debt securities, depending on market conditions.
     In April 2011, the company issued $500 million of 4.25% notes due April 2021 under the November 2008 registration statement. The net proceeds were used to repay a portion of the company’s outstanding indebtedness under its short-term commercial paper program and for other general corporate purposes.
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
     In May 2011, the FASB issued further additional authoritative guidance related to fair value measurements and disclosures. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States (U.S. GAAP) and International Financial Reporting Standards (IFRS). The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The company is currently assessing the impact of the guidance.

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
Item 4. CONTROLS AND PROCEDURES
a.	Evaluation of Disclosure Controls and Procedures
     The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer and Chief Administrative Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of May 1, 2011 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer and Chief Administrative Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective.
b.	Changes in Internal Controls
     During the quarter ended May 1, 2011, there were no changes in the company’s internal control over financial reporting that materially affected, or were likely to materially affect, such control over financial reporting.

PART II
Item 1A. RISK FACTORS
     The following disclosure modifies the discussion of risks and uncertainties previously disclosed in the company’s Annual Report on Form 10-K for the year ended August 1, 2010. These risks and uncertainties, along with those previously disclosed, could materially adversely affect the company’s business, financial condition and results of operations. Additional risks and uncertainties that are not presently known to the company or that the company currently deems immaterial may also impair the company’s business operations and financial condition.
     Price increases may not be sufficient to cover increased costs, or may result in declines in sales volume due to pricing elasticity in the marketplace.
     The company intends to pass along to customers some or all cost increases in raw and packaging materials and other inputs through increases in the selling prices of some of its products. Higher product prices may result in reductions in sales volume. To the extent the price increases are not sufficient to offset increased raw and packaging materials and other input costs, and/or if they result in significant decreases in sales volume, the company’s business results and financial condition may be adversely affected.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

						Approximate
						Dollar Value of
					Total Number of	Shares that may yet
					Shares Purchased	be Purchased
	Total Number		Average		as Part of Publicly	Under the Plans or
	of Shares		Price Paid		Announced Plans or	Programs
Period	Purchased(1)		Per Share(2)		Programs(3)	($ in Millions)(3)
1/31/11 — 2/28/11	2,333,694	(4)	$34.32	(4)	1,900,406	$29
3/1/11 — 3/31/11	773,714	(5)	$33.62	(5)	573,644	$10
4/1/11— 5/1/11	505,000	(6)	$33.36	(6)	75,750	$7

Total	3,612,408		$34.03		2,549,800	$7

(1)	Includes (i) 1,051,251 shares repurchased in open-market transactions to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 11,358 shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted shares. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the company’s shares on the date of vesting.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)	During the third quarter of fiscal 2011, the company had one publicly announced share repurchase program. Under this program, which was announced on June 30, 2008, the company’s Board of Directors authorized the purchase of up to $1.2 billion of company stock through the end of fiscal 2011. In addition to the publicly announced share repurchase program, the company expects to continue to purchase shares, under separate authorization, as part of its practice of buying back shares sufficient to offset shares issued under incentive compensation plans.

(4)	Includes (i) 427,694 shares repurchased in open-market transactions at an average price of $34.31 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 5,594 shares owned and tendered by employees at an average price per share of $33.31 to satisfy tax withholding requirements on the vesting of restricted shares.

(5)	Includes (i) 194,307 shares repurchased in open-market transactions at an average price of $33.61 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 5,764 shares owned and tendered by employees at an average price per share of $33.39 to satisfy tax withholding requirements on the vesting of restricted shares.

(6)	Includes 429,250 shares repurchased in open-market transactions at an average price of $33.36 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans.

Item 6. EXHIBITS

10(a)	Campbell Soup Company Severance Pay Plan for Salaried Employees, as amended and restated effective as of January 1, 2011.

31(a)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(b)	Certification of B. Craig Owens pursuant to Rule 13a-14(a).

32(a)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of B. Craig Owens pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: June 9, 2011

CAMPBELL SOUP COMPANY
By:	/s/ B. Craig Owens
B. Craig Owens
Senior Vice President — Chief Financial Officer and Chief Administrative Officer

By:	/s/ Ellen Oran Kaden
Ellen Oran Kaden
Senior Vice President — Law and Government Affairs

INDEX TO EXHIBITS

10(a)	Campbell Soup Company Severance Pay Plan for Salaried Employees, as amended and restated effective as of January 1, 2011.

31(a)	Certification of Douglas R. Conant pursuant to Rule 13a-14(a).

31(b)	Certification of B. Craig Owens pursuant to Rule 13a-14(a).

32(a)	Certification of Douglas R. Conant pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of B. Craig Owens pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document