Form 10-K
period 2011-07-31
CAMPBELL SOUP CO
filed 2011-09-28
CIK 16732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2011	Commission File Number 1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No

As of January 28, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of capital stock held by non-affiliates of the registrant was approximately $6,343,490,643. There were 320,209,348 shares of capital stock outstanding as of September 15, 2011.

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on November 17, 2011, are incorporated by reference into Part III.

PART I

Item 1.	Business

The Company

Campbell Soup Company, together with its consolidated subsidiaries (Campbell or the company), is a global manufacturer and marketer of high-quality, branded convenience food products. Campbell was incorporated as a business corporation under the laws of New Jersey on November 23, 1922; however, through predecessor organizations, it traces its heritage in the food business back to 1869. The company’s principal executive offices are in Camden, New Jersey 08103-1799.

Reportable Segments

Commencing with the 2011 Annual Report on Form 10-K, the company reports the results of operations in the following reportable segments: U.S. Simple Meals; U.S. Beverages; Global Baking and Snacking; International Simple Meals and Beverages; and North America Foodservice. Segment results of prior periods were modified to conform to the current presentation. The company has ten operating segments based on product type and geographic location and has aggregated the operating segments into the appropriate reportable segment based on similar economic characteristics; products; production processes; types or classes of customers; distribution methods; and regulatory environment. See also Note 6 to the Consolidated Financial Statements. The segments are discussed in greater detail below.

U.S. Simple Meals

The U.S. Simple Meals segment aggregates the following operating segments: U.S. Soup and U.S. Sauces. The U.S. Soup retail business includes the following products: Campbell’s condensed and ready-to-serve soups; and Swanson broth and stocks. The U.S. Sauces retail business includes the following products: Prego pasta sauce; Pace Mexican sauce; Swanson canned poultry; and Campbell’s canned gravies, pasta, and beans.

U.S. Beverages

The U.S. Beverages segment represents the U.S. retail beverages business, including the following products: V8 juices and beverages and Campbell’s tomato juice.

Global Baking and Snacking

The Global Baking and Snacking segment aggregates the following operating segments: Pepperidge Farm cookies, crackers, bakery and frozen products in U.S. retail; and Arnott’s biscuits in Australia and Asia Pacific.

International Simple Meals and Beverages

The International Simple Meals and Beverages segment aggregates the simple meals and beverages operating segments outside of the United States, including Europe, Latin America, the Asia Pacific region and the retail business in Canada. The segment’s operations include Erasco and Heisse Tasse soups in Germany, Liebig and Royco soups in France, Devos Lemmens mayonnaise and cold sauces and Campbell’s and Royco soups in Belgium, and Blå Band soups and sauces in Sweden. In Asia Pacific, operations include Campbell’s soup and stock, Swanson broths, V8 beverages and Prego pasta sauce. In Canada, operations include Habitant and Campbell’s soups, Prego pasta sauce, Pace Mexican sauce, V8 beverages and certain Pepperidge Farm products. The French sauce and mayonnaise business, which was marketed under the Lesieur brand and divested on September 29, 2008, was historically included in this segment.

North America Foodservice

The North America Foodservice segment represents the distribution of products such as soup, specialty entrees, beverage products, other prepared foods and Pepperidge Farm products through various food service channels in the United States and Canada.

Ingredients and Packaging

The ingredients and packaging required for the manufacture of the company’s food products are purchased from various suppliers. These items are subject to fluctuations in price attributable to a number of factors, including changes in crop size, cattle cycles, product scarcity, demand for raw materials, energy costs, government-sponsored agricultural programs, import and export requirements and weather conditions (including the potential effects of climate change) during the growing and harvesting seasons. To help reduce some of this price volatility, the company uses a combination of purchase orders, short- and long-term contracts and various commodity risk management tools for most of its ingredients and packaging. Ingredient inventories are at a peak during the late fall and decline during the winter and spring. Since many ingredients of suitable quality are available in sufficient quantities only at certain seasons, the company makes commitments for the purchase of such ingredients during their respective seasons. At this time, the company does not anticipate any material restrictions on availability or shortages of ingredients or packaging that would have a significant impact on the company’s businesses. For information on the impact of inflation on the company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Customers

In most of the company’s markets, sales activities are conducted by the company’s own sales force and through broker and distributor arrangements. During fiscal 2011, in an effort to enhance merchandising effectiveness and coverage, the company outsourced a larger portion of its U.S. retail merchandising activities to a third party. In the United States, Canada and Latin America, the company’s products are generally resold to consumers in retail food chains, mass discounters, mass merchandisers, club stores, convenience stores, drug stores, dollar stores and other retail, commercial and non-commercial establishments. In Europe, the company’s products are generally resold to consumers in retail food chains, mass discounters, mass merchandisers, club stores, convenience stores and other retail, commercial and non-commercial establishments. In the Asia Pacific region, the company’s products are generally resold to consumers through retail food chains, convenience stores and other retail, commercial and non-commercial establishments. The company makes shipments promptly after receipt and acceptance of orders.

The company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 17% of the company’s consolidated net sales in fiscal 2011 and 18% during fiscal 2010 and fiscal 2009. All of the company’s segments sold products to Wal-Mart Stores, Inc. or its affiliates. No other customer accounted for 10% or more of the company’s consolidated net sales.

Trademarks and Technology

As of September 15, 2011, the company owned over 4,100 trademark registrations and applications in over 160 countries and believes that its trademarks are of material importance to its business. Although the laws vary by jurisdiction, trademarks generally are valid as long as they are in use and/or their registrations are properly maintained and have not been found to have become generic. Trademark registrations generally can be renewed indefinitely as long as the trademarks are in use. The company believes that its principal brands, including Campbell’s, Erasco, Liebig, Pepperidge Farm, Goldfish, V8, Pace, Prego, Swanson, Royco and Arnott’s, are protected by trademark law in the major markets where they are used. In addition, some of the company’s products are sold under brands that have been licensed from third parties.

Although the company owns a number of valuable patents, it does not regard any segment of its business as being dependent upon any single patent or group of related patents. In addition, the company owns copyrights, both registered and unregistered, and proprietary trade secrets, technology, know-how processes, and other intellectual property rights that are not registered.

Competition

The company experiences worldwide competition in all of its principal products. This competition arises from numerous competitors of varying sizes, including producers of generic and private label products, as well as from manufacturers of other branded food products, which compete for trade merchandising support and consumer dollars. As such, the number of competitors cannot be reliably estimated. The principal areas of competition are brand recognition, taste, quality, price, advertising, promotion, convenience and service.

Working Capital

For information relating to the company’s cash and working capital items, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Capital Expenditures

During fiscal 2011, the company’s aggregate capital expenditures were $272 million. The company expects to spend approximately $325 million for capital projects in fiscal 2012. Major fiscal 2012 capital projects include an ongoing initiative to simplify the soup-making process in North America (also known as the soup common platform initiative), Pepperidge Farm’s new 34,000-square-foot innovation center, packing automation and capacity expansion projects at one of the company’s Australian biscuit plants, continued enhancement of the company’s corporate headquarters in Camden, New Jersey, and a warehouse automation project at one of the company’s North American plants.

Research and Development

During the last three fiscal years, the company’s expenditures on research and development activities relating to new products and the improvement and maintenance of existing products were $129 million in 2011, $123 million in 2010, and $114 million in 2009. The increase from 2010 to 2011 was primarily due to costs associated with an ongoing initiative to simplify the soup-making process in North America, costs associated with product innovation in North America, costs associated with a global baked snacks initiative, and the impact of currency, partially offset by cost savings initiatives. The increase from 2009 to 2010 was primarily due to an increase in compensation and benefit costs, costs associated with an initiative to simplify the soup-making process in North America, and the impact of currency. The company conducts this research and development primarily at its headquarters in Camden, New Jersey, although important research and development is undertaken at various other locations inside and outside the United States. On July 12, 2011, as part of its effort to further increase the rate of innovation across its baking and snacking portfolio, the company announced plans to invest more than $30 million to build a new 34,000-squre-foot innovation center at its Pepperidge Farm facility in Norwalk, Connecticut. The project will also include extensive upgrades to Pepperidge Farm’s existing headquarters at the site.

Environmental Matters

The company has requirements for the operation and design of its facilities that meet or exceed applicable environmental rules and regulations. Of the company’s $272 million in capital expenditures made during fiscal 2011, approximately $18 million was for compliance with environmental laws and regulations in the United States. The company further estimates that approximately $20 million of the capital expenditures anticipated during fiscal 2012 will be for compliance with United States environmental laws and regulations. The company believes that continued compliance with existing environmental laws and regulations (both within the United States and elsewhere) will not have a material effect on capital expenditures, earnings or the competitive position of the company. In addition, the company continues to monitor pending environmental laws and regulations within the United States and elsewhere, including laws and regulations relating to climate change and greenhouse gas emissions. While the impact of these pending laws and regulations cannot be predicted with certainty, the company does not believe that compliance with these pending laws and regulations will have a material effect on capital expenditures, earnings or the competitive position of the company.

Seasonality

Demand for the company’s products is somewhat seasonal, with the fall and winter months usually accounting for the highest sales volume due primarily to demand for the company’s soup products. Demand for the company’s sauce, beverage, baking and snacking products, however, is generally evenly distributed throughout the year.

Employees

On July 31, 2011, there were approximately 17,500 employees of the company.

Financial Information

For information with respect to revenue, operating profitability and identifiable assets attributable to the company’s reportable segments and geographic areas, see Note 6 to the Consolidated Financial Statements. Prior periods have been modified in Note 6 to reflect the company’s current reporting segments. For risks attendant to the company’s foreign operations, see “Risk Factors.”

Company Website

The company’s primary corporate website can be found at www.campbellsoupcompany.com. The company makes available free of charge at this website (under the “Investor Center — Financial Information — SEC Filings” caption) all of its reports (including amendments) filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including its annual report on Form 10-K, its quarterly reports on Form 10-Q and its current reports on Form 8-K. These reports are made available on the website as soon as reasonably practicable after their filing with, or furnishing to, the Securities and Exchange Commission.

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

The company operates in a highly competitive industry

The company operates in the highly competitive food industry and experiences worldwide competition in all of its principal products. The principal areas of competition are brand recognition, taste, quality, price, advertising, promotion, convenience and service. A number of the company’s primary competitors have substantial financial, marketing and other resources. A strong competitive response from one or more of these competitors to the company’s marketplace efforts, or a consumer shift towards private label offerings, could result in the company reducing pricing, increasing marketing or other expenditures, and/or losing market share.

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

Increased regulation could adversely affect the company’s business or financial results

The manufacture and marketing of food products is extensively regulated. The primary areas of regulation include the processing, packaging, storage, distribution, advertising, labeling, quality and safety of the company’s food products, as well as the health and safety of the company’s employees and the protection of the environment. In the United States, the company is subject to regulation by various government agencies, including the Food and Drug Administration, the U.S. Department of Agriculture, the Federal Trade Commission, the Occupational Safety and Health Administration and the Environmental Protection Agency, as well as various state and local agencies. The company is also regulated by similar agencies outside the United States and by voluntary organizations, such as the National Advertising Division and the Children’s Food and Beverage Advertising Initiative of the Council of

Better Business Bureaus. Changes in regulatory requirements (such as proposed requirements designed to restrict food marketing), or evolving interpretations of existing regulatory requirements, may result in increased compliance cost, capital expenditures and other financial obligations that could adversely affect the company’s business or financial results.

Fluctuations in foreign currency exchange rates could adversely affect the company’s results

The company holds assets and incurs liabilities, generates revenue, and pays expenses in a variety of currencies other than the U.S. dollar, primarily the Australian dollar, Canadian dollar, and the euro. The company’s consolidated financial statements are presented in U.S. dollars, and therefore the company must translate its assets, liabilities, sales and expenses into U.S. dollars for external reporting purposes. As a result, changes in the value of the U.S. dollar may materially and negatively affect the value of these items in the company’s consolidated financial statements, even if their value has not changed in their original currency.

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

Price increases may not be sufficient to cover increased costs, or may result in declines in sales volume due to pricing elasticity in the marketplace

The company intends to pass along to customers some or all cost increases in raw and packaging materials and other inputs through increases in the selling prices of some of its products. Higher product prices may result in reductions in sales volume. To the extent the price increases are not sufficient to offset increased raw and packaging materials and other inputs costs, and/or if they result in significant decreases in sales volume, the company’s business results and financial condition may be adversely affected.

The company’s results are dependent on successful marketplace initiatives and acceptance by consumers of the company’s products, including new products or packaging introductions

The company’s results are dependent on successful marketplace initiatives and acceptance by consumers of the company’s products. The company’s product introductions and product improvements, along with its other marketplace initiatives, are designed to capitalize on customer or consumer trends. In order to remain successful, the company must anticipate and react to these trends and develop new products or processes to address them. While the company devotes significant resources to meeting this goal, the company may not be successful in developing new products or processes, or its new products or processes may not be accepted by customers or consumers.

The company may be adversely impacted by increased liabilities and costs related to its defined benefit pension plans

The company sponsors a number of defined benefit pension plans for employees in the United States and various non-U.S. locations. The major defined benefit pension plans are funded with trust assets invested in a globally diversified portfolio of securities and other investments. Changes in regulatory requirements or the market value of plan assets, investment returns, interest rates and mortality rates may affect the funded status of the company’s defined benefit pension plans and cause volatility in the net periodic benefit cost, future funding requirements of the plans and the funded status as recorded on the balance sheet. A significant increase in the company’s obligations or future funding requirements could have a material adverse effect on the financial results of the company.

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

The company may be adversely impacted by inadequacies in, or failure of, its information technology systems

Each year the company engages in several billion dollars of transactions with its customers and vendors. Because the amount of dollars involved is so significant, the company’s information technology resources must provide connections among its marketing, sales, manufacturing, logistics, customer service, and accounting functions. If the company does not allocate and effectively manage the resources necessary to build and sustain an appropriate technology infrastructure and to maintain the related computerized and manual control processes, the company’s business or financial results could be negatively impacted. Furthermore, the company’s information technology systems may be vulnerable to security breaches or other system failures. If the company is unable to prevent such security breaches or system failures, the company’s business or financial results could be negatively impacted.

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

California
•   Dixon (USSM/USB)
•   Sacramento (USSM/USB/ISMB)
•   Stockton (USSM/USB)

Connecticut
•   Bloomfield (GBS)

Florida
•   Lakeland (GBS)

Illinois
•   Downers Grove (GBS)

New Jersey
•   South Plainfield (USSM/USB)
•   East Brunswick (GBS)

North Carolina
• Maxton (USSM/ISMB)	Ohio
•   Napoleon
(USSM/USB/NAFS/
ISMB)
•   Willard (GBS)

Pennsylvania
•   Denver (GBS)
•   Downingtown
(GBS/NAFS)

South Carolina
•   Aiken (GBS)

Texas
•   Paris (USSM/USB/ISMB)

Utah
•   Richmond (GBS)

Washington
•   Everett (NAFS)

Wisconsin
	• Milwaukee (USSM)	Australia • Huntingwood (GBS) • Marleston (GBS) • Shepparton (ISMB) • Virginia (GBS) Belgium • Puurs (ISMB) Canada • Toronto (USSM/ ISMB/NAFS) France • LePontet (ISMB) Germany • Luebeck (ISMB)	Indonesia • Jawa Barat (GBS) Malaysia • Selangor Darul Ehsan (ISMB) Mexico • Villagran (ISMB) Sweden • Kristianstadt (ISMB)

USSM — U.S. Simple Meals USB — U.S. Beverages GBS — Global Baking and Snacking ISMB — International Simple Meals and Beverages NAFS — North America Foodservice

Each of the foregoing manufacturing facilities is company-owned, except that the Selangor Darul Ehsan, Malaysia, facility, and the East Brunswick, New Jersey, facility are leased. The company also operates retail bakery thrift stores in the United States and other plants, facilities and offices at various locations in the United States and abroad, including additional executive offices in Norwalk, Connecticut; Puurs, Belgium; and North Strathfield, Australia. The company is evaluating the transfer of ownership of the Kristianstadt, Sweden, facility to a third party in fiscal 2012 as part of a contract manufacturing arrangement. The Marshall, Michigan, facility was closed in fiscal 2011, and the Utrecht, Netherlands, facility was sold in fiscal 2011.

Management believes that the company’s manufacturing and processing plants are well maintained and are generally adequate to support the current operations of the businesses.

Item 3.	Legal Proceedings

None.

Item 4.	Removed and Reserved

Executive Officers of the Company

The following list of executive officers as of September 15, 2011, is included as an item in Part III of this Form 10-K:

			Year First
			Appointed
			Executive
Name	Present Title	Age	Officer

Mark R. Alexander	Senior Vice President	47	2009
Irene Chang Britt	Senior Vice President	48	2010
Patrick J. Callaghan	Vice President	60	2007
Sean M. Connolly	Senior Vice President	46	2008
Anthony P. DiSilvestro	Senior Vice President — Finance	52	2004
Ellen Oran Kaden	Senior Vice President — Law and Government Affairs	59	1998
Denise M. Morrison	President and Chief Executive Officer	57	2003
B. Craig Owens	Senior Vice President — Chief Financial Officer and Chief Administrative Officer	57	2008
Nancy A. Reardon	Senior Vice President	58	2004
David R. White	Senior Vice President	56	2004

B. Craig Owens served as Executive Vice President and Chief Financial Officer of the Delhaize Group prior to joining the company in 2008. The company has employed Mark R. Alexander, Irene Chang Britt, Patrick J. Callaghan, Sean M. Connolly, Anthony P. DiSilvestro, Ellen Oran Kaden, Denise M. Morrison, Nancy A. Reardon, and David R. White in an executive or managerial capacity for at least five years.

There is no family relationship among any of the company’s executive officers or between any such officer and any director that is first cousin or closer. All of the executive officers were elected at the November 2010 meeting of the Board of Directors, and Denise M. Morrison was promoted to President and Chief Executive Officer at the June 2011 meeting.

PART II

Item 5.	Market for Registrant’s Capital Stock, Related Shareowner Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Capital Stock

The company’s capital stock is listed and principally traded on the New York Stock Exchange. On September 15, 2011, there were 25,210 holders of record of the company’s capital stock. Market price and dividend information with respect to the company’s capital stock are set forth in Note 20 to the Consolidated Financial Statements. Future dividends will be dependent upon future earnings, financial requirements and other factors.

Return to Shareowners* Performance Graph

The following graph compares the cumulative total shareowner return (TSR) on the company’s stock with the cumulative total return of the Standard & Poor’s Packaged Foods Index (the S&P Packaged Foods Group) and the Standard & Poor’s 500 Stock Index (the S&P 500). The graph assumes that $100 was invested on July 28, 2006, in each of company stock, the S&P Packaged Foods Group and the S&P 500, and that all dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on July 29, 2011.

* Stock appreciation plus dividend reinvestment.

	2006	2007	2008	2009	2010	2011
Campbell	100	104	102	91	109	104
S&P 500	100	116	103	83	94	112
S&P Packaged Foods Group	100	114	118	108	126	152

Issuer Purchases of Equity Securities

						Approximate
						Dollar Value of
					Total Number of	Shares that may yet
					Shares Purchased	be Purchased
	Total Number		Average		as Part of Publicly	Under the Plans or
	of Shares		Price Paid		Announced Plans or	Programs
Period	Purchased(1)		Per Share(2)		Programs(3)	($ in Millions)(3)

5/2/11 — 5/31/11	250,000	(4)	$33.84	(4)	37,740	$6
6/1/11 — 6/30/11	528,000	(5)	$34.03	(5)	104,640	$1,002
7/1/11 — 7/31/11	168,931	(6)	$34.41	(6)	62,160	$1,000

Total	946,931		$34.05		204,540	$1,000

(1)	Includes (i) 741,460 shares repurchased in open-market transactions to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 931 shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted shares. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the company’s shares on the date of vesting.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)	During the fourth quarter of fiscal 2011, the company had two publicly announced share repurchase programs. Under the first program, which was announced on June 30, 2008, the company’s Board of Directors authorized the purchase of up to $1.2 billion of company stock through the end of fiscal 2011. The 2008 program was completed during the fourth quarter of fiscal 2011. Under the second program, which was announced on June 23, 2011, the company’s Board of Directors authorized the purchase of up to $1 billion of company stock. The 2011 program has no expiration date. In addition to the publicly announced share repurchase programs, the company expects to continue to purchase shares, under separate authorization, as part of its practice of buying back shares sufficient to offset shares issued under incentive compensation plans.

(4)	Includes 212,260 shares repurchased in open-market transactions at an average price of $33.84 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans.

(5)	Includes 423,360 shares repurchased in open-market transactions at an average price of $34.05 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans.

(6)	Includes (i) 105,840 shares repurchased in open-market transactions at an average price of $34.41 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 931 shares owned and tendered by employees at an average price per share of $34.65 to satisfy tax withholding requirements on the vesting of restricted shares.

Item 6.	Selected Financial Data

FIVE-YEAR REVIEW — CONSOLIDATED

Fiscal Year	2011(1)	2010(2)	2009(3)	2008(4)	2007(5)
	(Millions, except per share amounts)

Summary of Operations
Net sales	$7,719	$7,676	$7,586	$7,998	$7,385
Earnings before interest and taxes	1,279	1,348	1,185	1,098	1,243
Earnings before taxes	1,168	1,242	1,079	939	1,099
Earnings from continuing operations	802	844	732	671	792
Earnings from discontinued operations	—	—	4	494	62
Net earnings	802	844	736	1,165	854
Net earnings attributable to Campbell Soup Company	805	844	736	1,165	854
Financial Position
Plant assets — net	$2,103	$2,051	$1,977	$1,939	$2,042
Total assets	6,862	6,276	6,056	6,474	6,445
Total debt	3,084	2,780	2,624	2,615	2,669
Total equity	1,096	929	731	1,321	1,298
Per Share Data
Earnings from continuing operations attributable to Campbell Soup Company — basic	$2.44	$2.44	$2.05	$1.77	$2.02
Earnings from continuing operations attributable to Campbell Soup Company — assuming dilution	2.42	2.42	2.03	1.75	1.99
Net earnings attributable to Campbell Soup Company — basic	2.44	2.44	2.06	3.06	2.18
Net earnings attributable to Campbell Soup Company — assuming dilution	2.42	2.42	2.05	3.03	2.14
Dividends declared	1.145	1.075	1.00	0.88	0.80
Other Statistics
Capital expenditures	$272	$315	$345	$298	$334
Weighted average shares outstanding — basic	326	340	352	373	386
Weighted average shares outstanding — assuming dilution	329	343	354	377	392

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

In the first quarter of fiscal 2010, the company adopted and retrospectively applied new accounting guidance related to the calculation of earnings per share. The retrospective application of the provision resulted in the following reductions to basic and diluted earnings per share:

	2009		2008		2007
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Earnings from continuing operations attributable to Campbell Soup Company	$(.03)	$(.01)	$(.03)	$(.01)	$(.03)	$(.01)
Net earnings attributable to Campbell Soup Company	$(.03)	$(.01)	$(.06)	$(.03)	$(.03)	$(.02)

(All per share amounts below are on a diluted basis)

The 2008 fiscal year consisted of fifty-three weeks. All other periods had fifty-two weeks.

(1)	The 2011 earnings from continuing operations were impacted by a restructuring charge of $41 million ($.12 per share) associated with initiatives announced in June 2011 to improve supply chain efficiency, reduce overhead costs across the organization and exit the Russian market.

(2)	The 2010 earnings from continuing operations were impacted by the following: a restructuring charge of $8 million ($.02 per share) for pension benefit costs associated with the 2008 initiatives to improve operational efficiency and long-term profitability and $10 million ($.03 per share) to reduce deferred tax assets as a result of the U.S. health care legislation enacted in March 2010.

(3)	The 2009 earnings from continuing operations were impacted by the following: an impairment charge of $47 million ($.13 per share) related to certain European trademarks and $15 million ($.04 per share) of restructuring-related costs associated with the 2008 initiatives to improve operational efficiency and long-term profitability. The 2009 results of discontinued operations represented a $4 million ($.01 per share) tax benefit related to the sale of the Godiva Chocolatier business.

(4)	The 2008 earnings from continuing operations were impacted by the following: a $107 million ($.28 per share) restructuring charge and related costs associated with initiatives to improve operational efficiency and long-term profitability and a $13 million ($.03 per share) benefit from the favorable resolution of a tax contingency. The 2008 results of discontinued operations included a $462 million ($1.20 per share) gain from the sale of the Godiva Chocolatier business.

(5)	The 2007 earnings from continuing operations were impacted by the following: a $13 million ($.03 per share) benefit from the reversal of legal reserves due to favorable results in litigation; a $25 million ($.06 per share) benefit from a tax settlement of bilateral advance pricing agreements; and a $14 million ($.04 per share) gain from the sale of an idle manufacturing facility. The 2007 results of discontinued operations included a $24 million ($.06 per share) gain from the sale of the businesses in the United Kingdom and Ireland and a $7 million ($.02 per share) tax benefit from the resolution of audits in the United Kingdom.

Five-Year Review should be read in conjunction with the Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Description of the Company

Campbell Soup Company is a global manufacturer and marketer of high-quality, branded convenience food products. Commencing with the fourth quarter of fiscal 2011, the company reports the results of operations in the following reportable segments: U.S. Simple Meals; U.S. Beverages; Global Baking and Snacking; International Simple Meals and Beverages; and North America Foodservice. Segment results of prior periods were modified to conform to the current presentation. See Note 6 to the Consolidated Financial Statements for additional information on segments.

Key Strategies

In fiscal 2011, management and the Board of Directors conducted a comprehensive review of the company’s recent performance and business strategies. In July 2011, the company announced a new strategic framework focused on expansion of its brand and product platforms in its three core categories of simple meals, healthy beverages and baked snacks. The new framework is centered on three growth strategies:

•	Stabilize and then profitably grow the company’s North America soup and simple meals business.

•	Expand the company’s international presence.

•	Continue to drive growth in the company’s healthy beverages and baked snacks businesses.

The new growth strategies are intended to accelerate profitable net sales growth and build the foundation for delivery of sustainable above-average total shareholder returns.

Implementation of the company’s new strategic framework will require substantial investment in 2012 to extend product platforms, re-invigorate consumer-focused marketing to expand the equities of its core brands, and drive global expansion. The company expects that these investments will negatively affect financial performance in 2012, but set the stage for profitable growth in 2013 and beyond.

The company is taking a number of steps to stabilize and then revitalize its soup and simple meals business in North America. In the first half of fiscal 2011, the company increased promotional support for its North America soup and simple meals business. This increased support did not deliver anticipated volume gains. Going forward, marketing investment in soup and simple meals will be rebalanced toward a greater emphasis on consumer brand building, with the recognition that this shift may have a short-term negative impact on volume. While it will continue to invest in advertising and innovation focused on maintaining the vitality of existing product lines, the company will devote a greater proportion of its research and development resources than in past years to innovation designed to expand its product platforms and packaging formats in the simple meals category and to reach new consumers and new usage occasions. In the area of health and wellness, the company will emphasize consumer choice. It will continue to offer a significant variety of products to meet the needs of consumers for whom lower sodium is a dietary priority. It will also offer other product propositions intended to appeal to consumers with a variety of health and wellness concerns.

The company plans to expand its presence in international markets by extending its product platforms in its existing categories in its current businesses in Europe and Asia Pacific, and by pursuing growth opportunities in fast-growing markets in Asia and Latin America. The company anticipates that its expansion into new markets will be anchored in external development, with transactions that may include both acquisitions and strategic alliances such as joint ventures and other strategic partnerships. In the People’s Republic of China, it will continue to focus on building a soup and simple meals business through the joint venture with Swire Pacific Limited announced in January 2011.

In its healthy beverages business, the company will leverage its differentiating capabilities in the area of fruit and vegetable nutrition to pursue innovation in fast-growing product segments, such as energy drinks and juices, and seek to expand the business in geographies outside of the United States. Growth in baked snacks will be fueled by continuing innovation in adjacent product segments and categories and expanded consumer support. On July 12, 2011, the company announced plans to enhance its innovation capabilities in baked snacks by building a new 34,000-square-foot innovation center at the headquarters of its Pepperidge Farm business in Norwalk, Connecticut.

Executive Summary

This Executive Summary provides significant highlights from the discussion and analysis that follows.

•	Net sales increased 1% in 2011 to $7.719 billion.

•	Gross profit, as a percent of sales, decreased to 40.2% from 41.0% a year ago.

•	Net earnings per share were $2.42 in 2011 and 2010. The current year included $.12 per share of expense from items that impacted comparability. The prior year included $.05 per share of expense from items that impacted comparability, as discussed below.

•	For 2011, cash from operations increased from $1.057 billion a year ago to $1.142 billion.

Net earnings attributable to Campbell Soup Company — 2011 Compared with 2010

The following items impacted the comparability of net earnings and net earnings per share:

•	In the fourth quarter of fiscal 2011, the company announced a series of initiatives to improve supply chain efficiency and reduce overhead costs across the organization to help fund plans to drive the growth of the business. The company also announced its intent to exit the Russian market. In the fourth quarter of fiscal 2011, the company recorded a restructuring charge of $63 million ($41 million after tax or $.12 per share) related to these initiatives. See Note 7 to the Consolidated Financial Statements and “Restructuring Charges” for additional information;

•	In the third quarter of fiscal 2010, the company recorded a restructuring charge of $12 million ($8 million after tax or $.02 per share) for pension benefit costs related to the 2008 initiatives to improve operational efficiency and long-term profitability. See Note 7 to the Consolidated Financial Statements and “Restructuring Charges” for additional information; and

•	In the third quarter of fiscal 2010, the company recorded deferred tax expense of $10 million, or $.03 per share, to reduce deferred tax assets as a result of the U.S. health care legislation enacted in March 2010. The law changed the tax treatment of subsidies to companies that provide prescription drug benefits to retirees.

The items impacting comparability are summarized below:

	2011		2010
	Earnings	EPS	Earnings	EPS
	Impact	Impact	Impact	Impact
	(Millions, except per share amounts)

Net earnings	$805	$2.42	$844	$2.42

Restructuring charges	$(41)	$(.12)	$(8)	$(.02)
Deferred tax expense from U.S. health care legislation	—	—	(10)	(.03)

Impact of significant items on net earnings	$(41)	$(.12)	$(18)	$(.05)

Net earnings were $805 million ($2.42 per share) in 2011 and $844 million ($2.42 per share) in 2010. After adjusting for the items impacting comparability, net earnings decreased in 2011 primarily due to a decline in gross margin percentage and lower sales volume, partly offset by lower marketing expenses and the impact of currency. After adjusting for items impacting comparability, earnings per share increased in 2011 due to a reduction in the weighted average diluted shares outstanding, primarily due to share repurchases under the company’s strategic share repurchase program.

Net earnings (loss) attributable to noncontrolling interests

The company owns a 60% controlling interest in a joint venture formed with Swire Pacific Limited to support the development of the company’s business in China. The joint venture began operations on January 31, 2011, the beginning of the third fiscal quarter. The noncontrolling interest’s share in the net loss was included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings.

The company also owns a 70% controlling interest in a Malaysian manufacturing company. Historically, the earnings attributable to the noncontrolling interest were less than $1 million annually and were previously included in Other expenses/(income) in the Consolidated Statements of Earnings. Beginning in the third quarter of fiscal 2011, the earnings attributable to the noncontrolling interest were included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings. The earnings were not material in 2011.

Net earnings attributable to Campbell Soup Company — 2010 Compared with 2009

Net earnings were $844 million ($2.42 per share) in 2010 and $736 million ($2.05 per share) in 2009.

In addition to the 2010 items that impacted the comparability of net earnings and net earnings per share previously disclosed, the following items also impacted comparability:

Continuing Operations

•	In fiscal 2009, the company recorded pre-tax restructuring-related costs of $22 million ($15 million after tax or $.04 per share) in Cost of products sold related to the previously announced initiatives to improve operational efficiency and long-term profitability. See Note 7 to the Consolidated Financial Statements and “Restructuring Charges” for additional information; and

•	In the fourth quarter of fiscal 2009, as part of the company’s annual review of intangible assets, an impairment charge of $67 million ($47 million after tax or $.13 per share) was recorded in Other expense/(income) related to certain European trademarks, including Heisse Tasse, Blå Band and Royco, used in the International Simple Meals and Beverages segment. See Note 5 to the Consolidated Financial Statements for additional information.

Discontinued Operations

•	In the second quarter of fiscal 2009, the company recorded a $4 million tax benefit ($.01 per share) related to the sale of the Godiva Chocolatier business.

The items impacting comparability are summarized below:

	2010		2009
	Earnings	EPS	Earnings	EPS
	Impact	Impact	Impact	Impact
	(Millions, except per share amounts)

Earnings from continuing operations	$844	$2.42	$732	$2.03

Earnings from discontinued operations	$—	$—	$4	$.01

Net earnings(1)	$844	$2.42	$736	$2.05

Continuing operations:
Deferred tax expense from U.S. health care legislation	$(10)	$(.03)	$—	$—
Restructuring charges and related costs	(8)	(.02)	(15)	(.04)
Impairment charge	—	—	(47)	(.13)
Discontinued operations:
Tax benefit from the sale of Godiva Chocolatier business	$—	$—	$4	$.01

Impact of significant items on net earnings	$(18)	$(.05)	$(58)	$(.16)

(1)	The sum of the individual per share amounts does not equal due to rounding.

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

Discussion and Analysis

Sales

An analysis of net sales by reportable segment follows:

				% Change
	2011	2010	2009	2011/2010	2010/2009
	(Millions)

U.S. Simple Meals	$2,751	$2,938	$3,049	(6)	(4)
U.S. Beverages	759	762	735	—	4
Global Baking and Snacking	2,156	1,975	1,846	9	7
International Simple Meals and Beverages	1,463	1,423	1,357	3	5
North America Foodservice	590	578	599	2	(4)

	$7,719	$7,676	$7,586	1	1

An analysis of percent change of net sales by reportable segment follows:

			Global	International
	U.S.		Baking	Simple	North
	Simple	U.S.	and	Meals and	America
	Meals	Beverages	Snacking	Beverages	Foodservice	Total

2011 versus 2010
Volume and Mix	(5)%	2%	3%	—%	(1)%	(1	) %
Price and Sales Allowances	—	—	2	—	—	1
(Increased)/Decreased Promotional Spending(1)	(1)	(2)	(1)	(1)	2	(1)
Currency	—	—	5	4	1	2

	(6)%	—%	9%	3%	2%	1%

			Global	International
	U.S.		Baking	Simple	North
	Simple	U.S.	and	Meals and	America
	Meals	Beverages	Snacking	Beverages	Foodservice	Total

2010 versus 2009
Volume and Mix	(3)%	6%	2%	(1)%	(5)%	(1)%
Price and Sales Allowances	1	1	1	2	1	1
Increased Promotional Spending(1)	(2)	(3)	(3)	(2)	(1)	(2)
Divestitures/Acquisitions	—	—	1	(1)	—	—
Currency	—	—	6	7	1	3

	(4)%	4%	7%	5%	(4)%	1%

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

In 2011, U.S. Simple Meals sales decreased 6%. U.S. soup sales decreased 6% reflecting an overall weak economy; a challenging competitive environment in the U.S. food industry; changes in buying patterns among U.S. shoppers, particularly in “stock up” purchase behavior; and lower levels of product innovation. In this retail environment, the company’s high levels of promotional support during the first half of the year did not deliver anticipated volume gains.

•	Sales of Campbell’s condensed soups declined 4% primarily due to declines in eating varieties. Sales of eating varieties were negatively impacted by promotional discounting in ready-to-serve soups.

•	Sales of ready-to-serve soups decreased 9% with declines in both canned and microwavable varieties.

•	Broth sales decreased 1%.

Sales of Prego pasta sauce and Pace Mexican sauce declined due to increased competitive activities.

In 2010, U.S. Simple Meals sales decreased 4%. U.S. soup sales decreased 4%, due to the following:

•	Sales of Campbell’s condensed soups declined 2%, as declines in eating varieties were partially offset by gains in cooking varieties.

•	Sales of ready-to-serve soups decreased 9% with declines in both canned and microwavable varieties.

•	Broth sales increased 3% reflecting benefits from growth of in-home eating occasions and consumer demand for 100% natural product offerings.

Prego pasta sauce sales increased, reflecting growth of Prego Heart Smart varieties, while Pace Mexican sauce sales declined.

In 2011, U.S. Beverages sales were comparable to 2010 as increased volume was offset by higher promotional spending. Promotional spending was increased to be more competitive with other beverages. Sales of V8 Splash juice drinks and V8 V-Fusion juice increased, while sales of V8 vegetable juice declined.

In 2010, U.S. Beverages sales increased 4% primarily due to higher sales of V8 V-Fusion juice and gains in V8 Splash juice drinks, partly offset by lower sales of V8 vegetable juice. V8 V-Fusion juice sales increased double digits due to increased advertising and new item launches.

In 2011, Global Baking and Snacking sales increased 9% as both Pepperidge Farm and Arnott’s achieved volume gains and also benefited from higher selling prices. Pepperidge Farm sales increased primarily due to growth in Goldfish snack crackers and bakery products, including whole-grain bread. In Arnott’s, sales increased primarily due to currency, as well as gains in Shapes, Cruskits, and Vita-Weat savory crackers, and chocolate biscuits.

In 2010, Global Baking and Snacking sales increased 7% primarily due to currency. Pepperidge Farm sales were comparable to 2009, as the additional sales from the acquisition of Ecce Panis, Inc. and volume gains were offset by increased promotional spending. Arnott’s sales increased due to currency and growth in Tim Tam chocolate biscuits and Shapes savory crackers.

In 2011, International Simple Meals and Beverages sales increased 3%, primarily due to currency. In Europe, sales declined due to currency. In Asia Pacific, sales increased primarily due to currency and volume-driven gains in Australia. In Canada, sales increased due to currency and volume gains, partially offset by increased promotional spending on soup products to be more competitive with other simple meal products. Sales in Latin America declined.

In 2010, International Simple Meals and Beverages sales increased 5% primarily due to currency, partly offset by the divestiture of the company’s French sauce and mayonnaise business in September 2008. In Europe, sales declined, reflecting lower sales in Germany and the impact of the divestiture, partly offset by the impact of currency. In Asia Pacific, sales increased due to currency and volume-driven gains in Japan, Australia and Malaysia. In Canada, sales increased due to currency, partially offset by lower sales volume of ready-to-serve soups.

In 2011, North America Foodservice sales increased 2% primarily due to gains in refrigerated soup.

In 2010, North America Foodservice sales declined 4% primarily due to weakness in the food service sector.

Gross Profit

Gross profit, defined as Net sales less Cost of products sold, decreased by $47 million in 2011 from 2010 and increased by $122 million in 2010 from 2009. As a percent of sales, gross profit was 40.2% in 2011, 41.0% in 2010, and 39.9% in 2009.

The 0.8-percentage-point decrease in gross margin percentage in 2011 was due to the following factors:

Margin Impact

Cost inflation and other factors, including higher plant costs	(2.2)
Higher level of promotional spending	(0.7)
Mix	(0.2)
Productivity improvements	1.9
Higher selling prices	0.4

(0.8)

The 1.1-percentage-point increase in gross margin percentage in 2010 was due to the following factors:

Margin Impact

Productivity improvements	2.1
Higher selling prices	0.8
Costs in 2009 related to the initiatives to improve operational efficiency and long-term profitability	0.3
Mix	0.1
Higher level of promotional spending	(1.2)
Cost inflation and other factors	(1.0)

1.1

Marketing and Selling Expenses

Marketing and selling expenses as a percent of sales were 13.0% in 2011, 13.8% in 2010, and 14.2% in 2009. Marketing and selling expenses decreased 5% in 2011 from 2010. The decrease was primarily due to lower advertising expenses (approximately 3 percentage points); lower selling expenses (approximately 2 percentage points); and lower other marketing expenses (approximately 2 percentage points), partly offset by the impact of currency (approximately 2 percentage points). Marketing and selling expenses decreased 2% in 2010 from 2009. The decrease was primarily due to lower advertising and consumer promotion costs (approximately 3 percentage points) and lower marketing expenses (approximately 1 percentage point), partially offset by the impact of currency (approximately 2 percentage points). The lower advertising expenses in 2010 reflected a reduction in media rates and a shift to trade promotion in many of the businesses.

Administrative Expenses

Administrative expenses as a percent of sales were 7.9% in 2011 and in 2010, and 7.8% in 2009. Administrative expenses increased by 1% in 2011 from 2010 primarily due to an increase in pension and health care benefit costs (approximately 2 percentage points); the impact of currency (approximately 2 percentage points); and costs associated with the corporate headquarters facility (approximately 1 percentage point), partially offset by lower compensation costs (approximately 2 percentage points) and cost management efforts and other factors (approximately 2 percentage points). Administrative expenses increased by 2% in 2010 from 2009, primarily due to the impact of currency (approximately 2 percentage points); an increase in compensation and benefit costs, including pension expense (approximately 2 percentage points), partially offset by the company’s cost management efforts and other factors (approximately 2 percentage points).

Research and Development Expenses

Research and development expenses increased $6 million or 5% in 2011 from 2010. The increase was primarily due to costs associated with an ongoing initiative to simplify the soup-making process and product innovation in North America (approximately 2 percentage points); costs associated with a global baked snacks initiative (approximately 2 percentage points), and the impact of currency (approximately 2 percentage points), partly offset by costs savings initiatives (approximately 1 percentage point). Research and development expenses increased $9 million or 8% in 2010 from 2009. The increase was primarily due to an increase in compensation and benefit costs (approximately 4 percentage points); costs associated with an initiative to simplify the soup-making process in North America (approximately 2 percentage points); and the impact of currency (approximately 2 percentage points).

Other Expenses/(Income)

Other expense in 2011 included a $3 million impairment charge associated with the Heisse Tasse trademark used in the International Simple Meals and Beverages segment. The charge was recorded as a result of the company’s annual review of intangible assets. See Note 5 to the Consolidated Financial Statements.

Other expense in 2009 included a $67 million impairment charge associated with certain European trademarks, including Heisse Tasse, Blå Band and Royco. The charge was recorded as a result of the company’s annual review of intangible assets and was reflected in the International Simple Meals and Beverages segment. See Note 5 to the Consolidated Financial Statements.

Operating Earnings

Segment operating earnings decreased 1% in 2011 from 2010 and increased 13% in 2010 from 2009. The 2009 results included a $67 million impairment charge.

An analysis of operating earnings by reportable segment follows:

				% Change
	2011	2010	2009	2011/2010	2010/2009
		(Millions)

U.S. Simple Meals	$657	$737	$749	(11)	(2)
U.S. Beverages	182	206	178	(12)	16
Global Baking and Snacking	355	322	265	10	22
International Simple Meals and Beverages(1)	185	161	69	15	133
North America Foodservice	82	55	53	49	4

Segment operating earnings	1,461	1,481	1,314	(1)	13
Unallocated corporate expenses	(119)	(121)	(107)
Restructuring charges and related costs(2)	(63)	(12)	(22)

Earnings before interest and taxes	$1,279	$1,348	$1,185

(1)	The International Simple Meals and Beverages segment included a $67 million impairment charge in 2009 on certain European trademarks. See Note 5 to the Consolidated Financial Statements for additional information.

(2)	See Note 7 to the Consolidated Financial Statements for additional information on restructuring charges and related costs. Beginning in 2011, segment operating performance is evaluated excluding restructuring charges. Prior periods were modified to conform to the current presentation. See Note 6 to the Consolidated Financial Statements.

Earnings from U.S. Simple Meals decreased 11% in 2011 versus 2010. The decline was primarily due to lower sales and a reduced gross margin percentage, partially offset by lower marketing and selling expenses. In the first half of 2011, in response to the overall competitive environment, the company maintained higher levels of promotional support, which did not deliver anticipated volume gains.

Earnings from U.S. Simple Meals decreased 2% in 2010 versus 2009. The decrease was due to a decline in U.S. Soup, resulting from lower sales, partly offset by lower advertising costs. Earnings from U.S. Sauces increased primarily due to an improvement in gross margin percentage and lower advertising costs, partially offset by lower sales.

Earnings from U.S. Beverages decreased 12% in 2011 versus 2010 primarily due to increased promotional spending.

Earnings from U.S. Beverages increased 16% in 2010 versus 2009 primarily due to an improvement in gross margin percentage and higher sales.

Earnings from Global Baking and Snacking increased 10% in 2011 versus 2010. The increase was primarily due to the impact of currency and volume-driven growth in both Pepperidge Farm and Arnott’s.

Earnings from Global Baking and Snacking increased 22% in 2010 versus 2009. The increase in operating earnings was due to the impact of currency and earnings growth in Pepperidge Farm and Arnott’s.

Earnings from International Simple Meals and Beverages increased to $185 million in 2011 from $161 million in 2010. The increase was primarily due to growth in the Asia Pacific region, the impact of currency and reduced investment in Russia.

Earnings from International Simple Meals and Beverages increased to $161 million in 2010 from $69 million in 2009. Earnings in 2009 included a $67 million impairment charge on certain European trademarks, including Heisse Tasse, Blå Band and Royco. Excluding the impairment charge, the increase in operating earnings was primarily due to the impact of currency and growth in the businesses in Europe as well as Asia Pacific, partially offset by declines in Canada.

Earnings from North America Foodservice increased to $82 million in 2011 from $55 million in 2010 primarily due to reduced promotional spending, productivity improvements in excess of inflation, and lower administrative expense.

Earnings from North America Foodservice increased to $55 million in 2010 from $53 million in 2009 due primarily to cost reduction efforts.

Unallocated corporate expenses decreased $2 million from $121 million in 2010 to $119 million in 2011.

Unallocated corporate expenses increased from $107 million in 2009 to $121 million in 2010. The increase was primarily due to foreign exchange gains recorded in 2009 and higher equity-related benefit costs in 2010.

Interest Expense/Income

Interest expense increased to $122 million in 2011 from $112 million in 2010 primarily due to an increase in fixed-rate debt and higher debt levels. Interest income increased to $11 million in 2011 from $6 million in 2010 primarily due to higher levels of cash and cash equivalents.

Interest expense increased to $112 million in 2010 from $110 million in 2009 primarily due to an increase in fixed-rate debt and higher average debt levels, partially offset by lower average short-term rates. Interest income increased to $6 million in 2010 from $4 million in 2009 primarily due to higher levels of cash and cash equivalents.

Taxes on Earnings

The effective tax rate was 31.3% in 2011, 32.0% in 2010, and 32.2% in 2009. The reduction in the effective tax rate in 2011 from 2010 was primarily due to $10 million of deferred tax expense recognized in 2010 as a result of the enactment of U.S. health care legislation. The law changed the tax treatment of subsidies to companies that provide prescription drug benefits to retirees. The company recorded the adjustment to reduce the value of the deferred tax asset associated with the subsidy.

In addition to the deferred tax expense recognized in 2010 related to the enactment of health care legislation, the change in the effective tax rate from 2009 to 2010 was impacted by additional tax expense in 2009 associated with the repatriation of foreign earnings.

Restructuring Charges

2011 Initiatives

On June 28, 2011, the company announced a series of initiatives to improve supply chain efficiency and reduce overhead costs across the organization to help fund plans to drive the growth of the business. The company also announced its intent to exit the Russian market. The company expects to eliminate approximately 750 positions in connection with these initiatives. Details of the plans include:

•	In Australia, the company will invest in a new system to automate packing operations at its biscuit plant in Virginia. This investment will occur over an 18-month period and will result in the elimination of approximately 190 positions, subject to union and employee consultations. Further, the company will improve asset utilization in the U.S. by shifting production of ready-to-serve soups from Paris, Texas, to other facilities in 2012. In addition, the manufacturing facility in Marshall, Michigan, was closed in 2011, and manufacturing of Campbell’s Soup at Hand microwavable products will be consolidated at the Maxton, North Carolina, plant in 2012.

•	The company streamlined its salaried workforce by approximately 510 positions around the world, including approximately 130 positions at its world headquarters in Camden, New Jersey. These actions were substantially completed in 2011. As part of this initiative, the company outsourced a larger portion of its U.S. retail merchandising activities to its current retail sales agent, Acosta Sales and Marketing, and eliminated approximately 190 positions. The company expects that this action will enhance merchandising effectiveness and coverage for its U.S. customers.

•	In connection with exiting the Russian market, the company will eliminate approximately 50 positions. The exit process commenced in 2011 and is expected to be completed in fiscal 2012.

In 2011, the company recorded a restructuring charge of $63 million ($41 million after tax or $.12 per share) related to these initiatives. A summary of the pre-tax charge and remaining costs associated with the initiatives is as follows:

			Remaining
	Total	Recognized	Costs to be
	Program	as of July 31, 2011	Recognized
	(Millions)

Severance pay and benefits	$40	$(37)	$3
Asset impairment/accelerated depreciation	25	(22)	3
Other exit costs	10	(4)	6

Total	$75	$(63)	$12

Of the aggregate $75 million of pre-tax costs, the company expects approximately $50 million will be cash expenditures, the majority of which will be spent in 2012. In addition, the company expects to invest approximately $40 million in capital expenditures in connection with the actions. The cash outflows related to these programs are not expected to have a material adverse impact on the company’s liquidity. The initiatives are expected to be completed by the end of fiscal 2013.

The initiatives included in this program are expected to generate annual pre-tax cash savings of approximately $60 million beginning in fiscal 2012 and increasing to approximately $70 million in fiscal 2014.

The total pre-tax costs of $75 million associated with each segment are expected to be as follows: U.S. Simple Meals — $33 million, U.S. Beverages — $3 million, Global Baking and Snacking — $15 million, International Simple Meals and Beverages — $18 million, North America Foodservice — $1 million, and Corporate — $5 million. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.

2008 Initiatives

On April 28, 2008, the company announced a series of initiatives to improve operational efficiency and long-term profitability, including selling certain salty snack food brands and assets in Australia, closing certain production facilities in Australia and Canada, and streamlining the company’s management structure.

As a result of these initiatives, in 2009, the company recorded approximately $22 million ($15 million after tax or $.04 per share) of costs in Cost of products sold. Approximately $17 million ($12 million after tax) of the costs represented accelerated depreciation on property, plant and equipment; approximately $4 million ($2 million after tax) related to other exit costs; and approximately $1 million related to employee severance and benefit costs, including other pension charges.

As a result of these initiatives, in 2010, the company recorded a restructuring charge of $12 million ($8 million after tax or $.02 per share) for pension benefit costs, which represented the final costs associated with the 2008 initiatives.

Details of the impact of the initiatives on fiscal 2010 and 2009 results are as follows:

•	In April 2008, as part of the initiatives, the company announced plans to close the Listowel, Ontario, Canada food plant. The Listowel facility produced primarily frozen products, including soup, entrees, and Pepperidge Farm products, as well as ramen noodles. The facility employed approximately 500 people. The company closed the facility in April 2009. Production was transitioned to its network of North American contract manufacturers and to its Downingtown, Pennsylvania, plant. In connection with this action in 2009, the company recorded $1 million of employee severance and benefit costs, including other pension charges; $16 million ($11 million after tax) in accelerated depreciation of property, plant and equipment; and $2 million ($1 million after tax) of other exit costs. In 2010, the company recorded a restructuring charge of $12 million ($8 million after tax) for pension benefit costs, which represented the final costs associated with the initiatives.

•	In April 2008, as part of the initiatives, the company also announced plans to discontinue the private label biscuit and industrial chocolate production at its Miranda, Australia, facility. The company closed the Miranda facility, which employed approximately 150 people, in the second quarter of 2009. In connection with this action in 2009, the company recorded $1 million in accelerated depreciation of property, plant and equipment and $2 million ($1 million after tax) of other exit costs.

In aggregate, the company incurred pre-tax costs of $216 million in 2008 through 2010 associated with the initiatives. Approximately $40 million of the costs were cash expenditures, the majority of which was spent in 2009.

In aggregate, the company incurred pre-tax costs of $216 million in 2008 through 2010 by segment as follows: Global Baking and Snacking — $147 million, International Simple Meals and Beverages — $9 million and North America Foodservice — $60 million.

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

Liquidity and Capital Resources

The company expects that foreseeable liquidity and capital resource requirements, including cash outflows to repurchase shares, pay dividends and fund pension plan contributions, will be met through anticipated cash flows from operations; long-term borrowings under its shelf registration statement; short-term borrowings, including commercial paper; and cash and cash equivalents. Over the last three years, operating cash flows totaled approximately $3.4 billion. This cash-generating capability provides the company with substantial financial flexibility in meeting its operating and investing needs. The company expects that its sources of financing are adequate to meet its future liquidity and capital resource requirements. The cost and terms of any future financing arrangements may be negatively impacted by capital and credit market disruptions and will depend on the market conditions and the company’s financial position at the time.

The company generated cash from operations of $1.142 billion in 2011, compared to $1.057 billion in 2010. The increase was primarily due to lower pension contributions and higher cash earnings, partially offset by higher working capital requirements.

The company generated cash from operations of $1.057 billion in 2010, compared to $1.166 billion in 2009. The decline was primarily due to a $260 million contribution to a U.S. pension plan in 2010, partially offset by improvements in working capital requirements.

Capital expenditures were $272 million in 2011, $315 million in 2010, and $345 million in 2009. Capital expenditures are expected to total approximately $325 million in 2012. Capital expenditures in 2011 included the expansion of beverage capacity (approximately $6 million); the ongoing implementation of SAP (approximately

$13 million); expenditures at the company’s corporate headquarters (approximately $6 million); Pepperidge Farm’s new 34,000-square-foot innovation center (approximately $5 million); expansion of Pepperidge Farm’s production capacity (approximately $5 million) and a number of infrastructure projects in the U.S. supply chain (approximately $31 million). Capital expenditures in 2010 included expansion and enhancements of the company’s corporate headquarters (approximately $36 million); expansion of Arnott’s production capacity (approximately $21 million); the ongoing implementation of SAP in Australia and New Zealand (approximately $15 million) and expansion of Pepperidge Farm’s production capacity (approximately $14 million). Capital expenditures in 2009 included expansion of the U.S. beverage production capacity (approximately $54 million) and expansion and enhancements of the company’s corporate headquarters (approximately $20 million).

Business acquired, as presented in the Statements of Cash Flows, represented the acquisition of the Ecce Panis, Inc. business in the fourth quarter of 2009.

Net cash used in investing activities in 2009 included $38 million of proceeds from the sale of the sauce and mayonnaise business in France, net of cash divested.

Long-term borrowings in 2011 included the issuance in April of $500 million of 4.25% notes which mature on April 15, 2021. Long-term borrowings in 2010 included the issuance in July of $400 million of 3.05% notes that mature in July 2017. Long-term borrowings in 2009 included the issuance in January of $300 million of 4.5% notes that mature in February 2019 and the issuance in July of $300 million of 3.375% notes that mature in August 2014. The net proceeds from these issuances were used for the repayment of commercial paper borrowings and for other general corporate purposes.

Dividend payments were $378 million in 2011, $365 million in 2010, and $350 million in 2009. Annual dividends declared in 2011 were $1.145 per share, $1.075 per share in 2010, and $1.00 per share in 2009. The 2011 fourth quarter rate was $0.29 per share.

Excluding shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares and for stock option exercises, the company repurchased 21 million shares at a cost of $728 million during 2011. Approximately 16 million of the shares repurchased in 2011 were repurchased pursuant to the company’s June 2008 publicly announced share repurchase program. Under this program, the company’s Board of Directors authorized the purchase of up to $1.2 billion of company stock through the end of fiscal 2011. This program was completed in fiscal 2011. In June 2011, the company’s Board of Directors authorized the purchase of up to $1 billion of company stock. This program has no expiration date. In addition to these publicly announced share repurchase programs, the company also purchased shares to offset the impact of dilution from shares issued under the company’s stock compensation plans. The company expects to continue this practice in the future. See “Market for Registrant’s Capital Stock, Related Shareowner Matters and Issuer Purchases of Equity Securities” for more information.

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

At July 31, 2011, the company had $657 million of short-term borrowings due within one year and $45 million of standby letters of credit issued on behalf of the company. The company had a $975 million committed revolving credit facility that matured in September 2011, and a $975 million revolving credit facility that was due to mature in September 2013. The facilities were unused at July 31, 2011, except for $3 million of standby letters of credit issued on behalf of the company. In September 2011, the company entered into committed revolving credit facilities totaling $2.0 billion. The facilities are comprised of a $1.5 billion facility that matures in September 2016, and a $500 million, 364-day facility that contains a one-year term-out feature. These facilities replaced the two $975 million revolving credit facilities. These revolving credit agreements support the company’s commercial paper programs and other general corporate purposes.

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

	Contractual Payments Due by Fiscal Year
			2013 -	2015 -
	Total	2012	2014	2016	Thereafter
	(Millions)

Debt obligations(1)	$3,057	$657	$700	$300	$1,400
Interest payments(2)	645	110	174	130	231
Purchase commitments	1,043	695	146	73	129
Operating leases	206	45	63	46	52
Derivative payments(3)	149	60	75	14	—
Other long-term liabilities(4)	168	48	29	23	68

Total long-term cash obligations	$5,268	$1,615	$1,187	$586	$1,880

(1)	Excludes unamortized net discount/premium on debt issuances and amounts related to interest rate swaps designated as fair-value hedges. For additional information on debt obligations, see Note 13 to the Consolidated Financial Statements.

(2)	Interest payments for short-term borrowings are calculated based on par values and rates of contractually obligated issuances at fiscal year end. Interest payments on long-term debt are based on principal amounts and fixed coupon rates at fiscal year end.

(3)	Represents payments of cross-currency swaps, forward exchange contracts, commodity contracts, and deferred compensation hedges. Contractual payments for cross-currency swaps represent future undiscounted cash payments based on forward interest and foreign exchange rates.

(4)	Represents other long-term liabilities, excluding unrecognized tax benefits, postretirement benefits and payments related to pension plans. For additional information on pension and postretirement benefits, see Note 11 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Other Commitments

The company guarantees approximately 2,000 bank loans to Pepperidge Farm independent sales distributors by third-party financial institutions used to purchase distribution routes. The maximum potential amount of the future payments the company could be required to make under the guarantees is $162 million. The company’s guarantees are indirectly secured by the distribution routes. The company does not believe that it is probable that it will be required to make guarantee payments as a result of defaults on the bank loans guaranteed. In connection with the sale of certain Australian salty snack food brands and assets, the company agreed to provide a loan facility to the buyer of AUD $10 million, or approximately USD $10 million. The facility was drawn down in AUD $5 million increments in 2009. Borrowings under the facility are to be repaid in 2013. See also Note 18 to the Consolidated Financial Statements for information on off-balance sheet arrangements.

Inflation

In fiscal 2011, inflation was higher than fiscal 2010 and primarily impacted Cost of products sold, although it did not increase at percentages similar to fiscal 2009. Inflation, on average, was higher in fiscal 2009 and primarily impacted Cost of products sold. In fiscal 2010, inflation was not as significant. The company uses a number of strategies to mitigate the effects of cost inflation. These strategies include increasing prices, commodity hedging and pursuing cost productivity initiatives such as global procurement strategies and making capital investments that improve the efficiency of operations.

Market Risk Sensitivity

The principal market risks to which the company is exposed are changes in foreign currency exchange rates, interest rates and commodity prices. In addition, the company is exposed to equity price changes related to certain deferred compensation obligations. The company manages its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain its variable-to-total debt ratio within targeted guidelines. International operations, which accounted for approximately 31% of 2011 net sales, are concentrated principally in Australia, Canada, France, Germany and Belgium. The company manages its foreign currency exposures by borrowing in various foreign currencies and utilizing cross-currency swaps and forward contracts. Cross-currency swaps and forward contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The company does not enter into contracts for speculative purposes and does not use leveraged instruments.

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

The information below summarizes the company’s market risks associated with debt obligations and other significant financial instruments as of July 31, 2011. Fair values included herein have been determined based on quoted market prices or pricing models using current market rates. The information presented below should be read in conjunction with Notes 13 through 15 to the Consolidated Financial Statements.

The table below presents principal cash flows and related interest rates by fiscal year of maturity for debt obligations. Interest rates disclosed on variable-rate debt maturing in 2011 represent the weighted-average rates at the period end. Notional amounts and related interest rates of interest rate swaps are presented by fiscal year of maturity. For the swaps, variable rates are the weighted-average forward rates for the term of each contract.

	Expected Fiscal Year of Maturity
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(Millions)
Debt(1)
Fixed rate	$2	$400	$300	$300	$—	$1,400	$2,402	$2,603
Weighted-average interest rate	3.29%	5.00%	4.88%	3.38%	—	4.62%	4.56%

Variable rate	$655 (2)						$655	$655
Weighted-average interest rate	1.19%						1.19%

Interest Rate Swaps
Fixed to variable		$300 (3)	$200 (4)				$500	$33
Average pay rate		1.00%	0.94%				0.97%
Average receive rate		5.00%	4.88%				4.95%

(1)	Excludes unamortized net premium/discount on debt issuances and amounts related to interest rate swaps designated as fair-value hedges.

(2)	Represents $563 million of USD borrowings and $92 million equivalent of borrowings in other currencies.

(3)	Swaps $300 million of 5.00% notes due in 2013.

(4)	Swaps $200 million of 4.875% notes due in 2014.

As of August 1, 2010, fixed-rate debt of approximately $2.6 billion with an average interest rate of 5.21% and variable-rate debt of approximately $130 million with an average interest rate of 1.47% were outstanding. As of August 1, 2010, the company had swapped $500 million of fixed-rate debt to variable. The average rate to be received on these swaps was 4.95% and the average rate paid was estimated to be 1.38% over the remaining life of the swaps.

The company is exposed to foreign exchange risk related to its international operations, including non-functional currency intercompany debt and net investments in subsidiaries. The following table summarizes the cross-currency swaps outstanding as of July 31, 2011, which hedge such exposures.  The notional amount of each currency and the related weighted-average forward interest rate are presented in the Cross-Currency Swaps table.

Cross-Currency Swaps

	Fiscal Year of	Interest	Notional	Fair
	Expiration	Rate	Value	Value
			(Millions)

Pay variable EUR	2012	1.46%	$69	$(1)
Receive variable USD		0.37%

Pay variable EUR	2012	1.48%	$61	$(1)
Receive variable USD		0.37%

Pay fixed EUR	2012	4.33%	$102	$(8)
Receive fixed USD		5.11%

Pay variable CAD	2012	1.71%	$82	$(7)
Receive variable USD		0.62%

Pay variable CAD	2012	1.75%	$37	$(8)
Receive variable USD		0.52%

Pay variable EUR	2013	2.24%	$21	$(1)
Receive variable USD		1.24%

Pay variable AUD	2013	5.68%	$133	$(33)
Receive variable USD		1.11%

Pay variable EUR	2013	2.17%	$41	$(5)
Receive variable USD		1.26%

Pay fixed CAD	2013	0.82%	$158	$1
Receive fixed USD		0.33%

Pay fixed CAD	2014	6.24%	$60	$(30)
Receive fixed USD		5.66%

Pay variable AUD	2015	6.13%	$133	$(35)
Receive variable USD		1.94%

Total			$897	$(128)

The cross-currency swap contracts outstanding at August 1, 2010 represented four pay variable EUR/receive variable USD swaps with notional values totaling $200 million, one pay fixed EUR/receive fixed USD swap with a notional value of $102 million, two pay variable CAD/receive variable USD swaps with notional values totaling $119 million, two pay variable AUD/receive variable USD swaps with notional values totaling $266 million, and one pay fixed CAD/receive fixed USD swap with a notional value of $60 million. The aggregate notional value of these swap contracts was $747 million as of August 1, 2010, and the aggregate fair value of these swap contracts was a loss of $21 million as of August 1, 2010.

The company is also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries, including subsidiary debt. The company utilizes foreign exchange forward purchase and sale contracts to hedge these exposures. The following table summarizes the foreign exchange forward contracts outstanding and the related weighted-average contract exchange rates as of July 31, 2011.

Forward Exchange Contracts

		Average Contractual
		Exchange Rate
	Contract	(currency paid/
	Amount	currency received)
	(Millions)

Receive USD/Pay CAD	$139	0.98
Receive AUD/Pay NZD	$44	1.30
Receive USD/Pay AUD	$30	1.02
Receive EUR/Pay SEK	$16	9.12

The company had an additional $22 million in a number of smaller contracts to purchase or sell various other currencies, such as the Australian dollar, British Pound, euro, and Japanese yen, as of July 31, 2011. The aggregate fair value of all contracts was a loss of $9 million as of July 31, 2011. The total forward exchange contracts outstanding were $271 million and the aggregate fair value was not material as of August 1, 2010.

The company enters into commodity futures and options contracts to reduce the volatility of price fluctuations for commodities. The notional value of these contracts was $87 million and the aggregate fair value of these contracts was a gain of $1 million as of July 31, 2011. The notional value of these contracts was $50 million and the aggregate fair value of these contracts was a gain of $3 million as of August 1, 2010.

The company enters into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of the Standard & Poor’s 500 Index, the total return of the company’s capital stock and the total return of the Puritan Fund, or beginning in January 2011, the total return of the Vanguard International Stock Index. Under these contracts, the company pays variable interest rates and receives from the counterparty either the total return of the Standard & Poor’s 500 Index, the total return on company capital stock, the total return of the Puritan Fund, or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard International Stock Index. The notional value of the contract that is linked to the return on the Standard & Poor’s 500 Index was $16 million at July 31, 2011 and $12 million at August 1, 2010. The average forward interest rate applicable to the contract, which expires in 2012, was 0.59% at July 31, 2011. The notional value of the contract that is linked to the total return on company capital stock was $51 million at July 31, 2011 and $54 million at August 1, 2010. The average forward interest rate applicable to this contract, which expires in 2012, was 0.99% at July 31, 2011. The notional value of the contract that was linked to the return on the Puritan Fund was $9 million at August 1, 2010. The contract related to the Puritan Fund matured in January 2011. The notional value of the contract that is linked to the total return of the iShares MSCI EAFE Index was $4 million at July 31, 2011. The average forward interest rate applicable to this contract, which expires in 2012, was 0.74% at July 31, 2011. The fair value of these contracts was a $3 million loss at July 31, 2011 and a $2 million loss at August 1, 2010.

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

Trade and consumer promotion programs  — The company offers various sales incentive programs to customers and consumers, such as feature price discounts, in-store display incentives, cooperative advertising programs, new product introduction fees, and coupons. The mix between promotion programs, which are classified as reductions in revenue, and advertising or other marketing activities, which are classified as marketing and selling expenses, fluctuates between periods based on the company’s overall marketing plans, and such fluctuations have an impact on revenues. The measurement and recognition of the costs for trade and consumer promotion programs involves the use of judgment related to performance and redemption estimates. Estimates are made based on historical experience and other factors. Typically, programs that are offered have a very short duration. Historically, the difference between actual experience compared to estimated redemptions and performance has not been significant to the quarterly or annual financial statements. However, actual expenses may differ if the level of redemption rates and performance were to vary from estimates.

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

Goodwill impairment testing first requires a comparison of the fair value of each reporting unit to the carrying value. A reporting unit represents an operating segment or a component of an operating segment. Fair value is determined based on discounted cash flow analyses. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired. The amount of the impairment is the difference between the carrying value of the goodwill and the “implied” fair value, which is calculated as if the reporting unit had just been acquired and accounted for as a business combination. As of July 31, 2011, the carrying value of goodwill was $2.133 billion. The company has not recognized any impairment of goodwill as a result of annual testing, which began in 2003. As of the 2011 measurement, the fair value of each reporting unit exceeded the carrying value by at least 80%. Holding all other assumptions used in the 2011 measurement constant, a 100-basis-point increase in the weighted average cost of capital would not result in the carrying value of any reporting unit to be in excess of the fair value.

Indefinite-lived intangible assets are tested for impairment by comparing the fair value of the asset to the carrying value. Fair value is determined based on discounted cash flow analyses that include significant management assumptions such as revenue growth rates, weighted average cost of capital, and assumed royalty rates. If the fair value is less than the carrying value, the asset is reduced to fair value. As of July 31, 2011, the carrying value of trademarks was $515 million. In 2011, as part of the company’s annual review of intangible assets, an impairment charge of $3 million was recognized related to the Heisse Tasse trademark used in the International Simple Meals and Beverages segment. The trademark was determined to be impaired as a result of a decrease in the fair value of the brand, resulting from reduced expectations for future sales and discounted cash flows in comparison to the prior year. As of July 31, 2011, certain European trademarks have a carrying value of approximately $100 million, which approximates fair value. Holding all other assumptions used in the 2011 measurement constant, a 100-basis-point increase in the weighted average cost of capital would reduce the fair value of all trademarks and result in an impairment charge of approximately $21 million. In 2009, as part of the company’s annual review of intangible assets, an impairment charge of $67 million was recognized related to certain European trademarks used in the International Simple Meals and Beverages segment, including Heisse Tasse, Blå Band and Royco. The trademarks were determined to be impaired as a result of a decrease in the fair value of the brands, resulting from reduced expectations for discounted cash flows in comparison to prior year. The reduction was due in part to a deterioration in market conditions and an increase in the weighted average cost of capital. See Note 5 to the Consolidated Financial Statements for additional information on goodwill and intangible assets.

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

Net periodic pension and postretirement expense was $98 million in 2011, $92 million in 2010, and $53 million in 2009. The 2010 expense included $12 million of pension settlement costs related to the closure of a plant in Canada. Significant weighted-average assumptions as of the end of the year are as follows:

	2011	2010	2009

Pension
Discount rate for benefit obligations	5.41%	5.46%	6.00%
Expected return on plan assets	7.90%	8.15%	8.13%
Postretirement
Discount rate for obligations	5.00%	5.25%	6.00%
Initial health care trend rate	8.25%	8.25%	8.25%
Ultimate health care trend rate	4.50%	4.50%	4.50%

Estimated sensitivities to annual net periodic pension cost are as follows: a 50-basis-point reduction in the discount rate would increase expense by approximately $14 million; a 50-basis-point reduction in the estimated return on assets assumption would increase expense by approximately $12 million. A one-percentage-point increase in assumed health care costs would increase postretirement service and interest cost by approximately $1 million.

Net periodic pension and postretirement expense is expected to increase to approximately $103 million in 2012 primarily due to increased amortization of unrecognized losses.

The company contributed $100 million to U.S. pension plans in 2011. Given the adverse impact of declining financial markets on the funding levels of the plans, the company contributed $260 million to a U.S. plan in 2010. Contributions to non-U.S. plans were $44 million in 2011, $24 million in 2010, and $13 million in 2009. The company contributed $55 million to U.S. plans in the first quarter of 2012. Additional contributions to U.S. plans are not expected in 2012. Contributions to non-U.S. plans are expected to be approximately $10 million in 2012.

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

Recent Accounting Pronouncements

In addition to the guidance related to the calculation of earnings per share described in Note 9 to the Consolidated Financial Statements, recent accounting pronouncements are as follows:

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

In May 2011, the FASB issued further additional authoritative guidance related to fair value measurements and disclosures. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States (U.S. GAAP) and International Financial Reporting Standards (IFRS). The guidance is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011. The company is assessing the impact of the guidance.

In June 2011, the FASB issued authoritative guidance requiring entities to present net income and other comprehensive income (OCI) in one continuous statement or two separate, but consecutive, statements of net income and comprehensive income. The option to present items of OCI in the statement of changes in equity has been eliminated. The new requirements are effective for annual reporting periods beginning after December 15, 2011 and for interim reporting periods within those years.

See also Note 2 to the Consolidated Financial Statements for further discussion on new accounting standards.

Cautionary Factors That May Affect Future Results

This Report contains “forward-looking” statements that reflect the company’s current expectations regarding future results of operations, economic performance, financial condition and achievements of the company. The company tries, wherever possible, to identify these forward-looking statements by using words such as “anticipate,” “believe,” “estimate,” “expect,” “will,” and similar expressions. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements reflect the company’s current plans and expectations and are based on information currently available to it. They rely on a number of assumptions regarding future events and estimates which could be inaccurate and which are inherently subject to risks and uncertainties.

The company wishes to caution the reader that the following important factors and those important factors described in Part I, Item 1A and elsewhere in the commentary, or in other Securities and Exchange Commission filings of the company, could affect the company’s actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, the company:

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

The information presented in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Sensitivity” is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

CAMPBELL SOUP COMPANY

Consolidated Statements of Earnings

	2011	2010	2009
	(Millions, except per share amounts)

Net sales	$7,719	$7,676	$7,586

Costs and expenses
Cost of products sold	4,616	4,526	4,558
Marketing and selling expenses	1,007	1,058	1,077
Administrative expenses	612	605	591
Research and development expenses	129	123	114
Other expenses / (income)	13	4	61
Restructuring charges	63	12	—

Total costs and expenses	6,440	6,328	6,401

Earnings before interest and taxes	1,279	1,348	1,185
Interest expense	122	112	110
Interest income	11	6	4

Earnings before taxes	1,168	1,242	1,079
Taxes on earnings	366	398	347

Earnings from continuing operations	802	844	732
Earnings from discontinued operations	—	—	4

Net earnings	802	844	736
Less: Net earnings (loss) attributable to noncontrolling interests	(3)	—	—

Net earnings attributable to Campbell Soup Company	$805	$844	$736

Per Share — Basic
Earnings from continuing operations attributable to Campbell Soup Company	$2.44	$2.44	$2.05
Earnings from discontinued operations attributable to Campbell Soup Company	—	—	0.01

Net earnings attributable to Campbell Soup Company	$2.44	$2.44	$2.06

Weighted average shares outstanding — basic	326	340	352

Per Share — Assuming Dilution
Earnings from continuing operations attributable to Campbell Soup Company	$2.42	$2.42	$2.03
Earnings from discontinued operations attributable to Campbell Soup Company	—	—	0.01

Net earnings attributable to Campbell Soup Company	$2.42	$2.42	$2.05

Weighted average shares outstanding — assuming dilution	329	343	354

The sum of individual per share amounts does not equal due to rounding.

See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY

Consolidated Balance Sheets

	July 31,	August 1,
	2011	2010
	(Millions, except per share amounts)

Current assets
Cash and cash equivalents	$484	$254
Accounts receivable	560	512
Inventories	767	724
Other current assets	152	197

Total current assets	1,963	1,687

Plant assets, net of depreciation	2,103	2,051
Goodwill	2,133	1,919
Other intangible assets, net of amortization	527	509
Other assets	136	110

Total assets	$6,862	$6,276

Current liabilities
Short-term borrowings	$657	$835
Payable to suppliers and others	585	545
Accrued liabilities	619	560
Dividend payable	95	95
Accrued income taxes	33	30

Total current liabilities	1,989	2,065

Long-term debt	2,427	1,945
Deferred taxes	367	258
Other liabilities	983	1,079

Total liabilities	5,766	5,347

Campbell Soup Company shareowners’ equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20
Additional paid-in capital	331	341
Earnings retained in the business	9,185	8,760
Capital stock in treasury, at cost	(8,021)	(7,459)
Accumulated other comprehensive loss	(427)	(736)

Total Campbell Soup Company shareowners’ equity	1,088	926
Noncontrolling interests	8	3

Total equity	1,096	929

Total liabilities and equity	$6,862	$6,276

See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY

Consolidated Statements of Cash Flows

	2011	2010	2009
	(Millions)

Cash flows from operating activities:
Net earnings	$802	$844	$736
Adjustments to reconcile net earnings to operating cash flow
Impairment charge	—	—	67
Restructuring charges	63	12	—
Stock-based compensation	87	88	84
Depreciation and amortization	268	251	264
Deferred income taxes	46	54	144
Other, net	108	99	57
Changes in working capital
Accounts receivable	(15)	21	27
Inventories	(14)	105	(14)
Prepaid assets	19	(9)	28
Accounts payable and accrued liabilities	(26)	(34)	(125)
Pension fund contributions	(144)	(284)	(13)
Receipts from/(payments of) hedging activities	3	(20)	(44)
Other	(55)	(70)	(45)

Net cash provided by operating activities	1,142	1,057	1,166

Cash flows from investing activities:
Purchases of plant assets	(272)	(315)	(345)
Sales of plant assets	9	13	1
Business acquired	—	—	(66)
Sale of business, net of cash divested	—	—	38
Other, net	2	2	(6)

Net cash used in investing activities	(261)	(300)	(378)

Cash flows from financing activities:
Net short-term borrowings (repayments)	495	(265)	(320)
Long-term borrowings	500	400	600
Repayments of notes payable	(700)	—	(300)
Dividends paid	(378)	(365)	(350)
Treasury stock purchases	(728)	(472)	(527)
Treasury stock issuances	96	139	72
Excess tax benefits on stock-based compensation	11	11	18
Contribution from noncontrolling interest	10	—	—
Other, net	(6)	(4)	(7)

Net cash used in financing activities	(700)	(556)	(814)

Effect of exchange rate changes on cash	49	2	(4)

Net change in cash and cash equivalents	230	203	(30)
Cash and cash equivalents — beginning of period	254	51	81

Cash and cash equivalents — end of period	$484	$254	$51

See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY

Consolidated Statements of Equity

	Campbell Soup Company Shareowners’ Equity
						Earnings	Accumulated
	Capital Stock				Additional	Retained	Other
	Issued		In Treasury		Paid-in	in the	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Business	Income (Loss)	Interests	Equity
	(Millions, except per share amounts)

Balance at August 3, 2008	542	$20	(186)	$(6,812)	$337	$7,909	$(136)	$3	$1,321

Comprehensive income (loss)
Net earnings (loss)						736		—	736
Foreign currency translation adjustments, net of tax							(148)	—	(148)
Cash-flow hedges, net of tax							(25)		(25)
Pension and postretirement benefits, net of tax							(409)		(409)

Other comprehensive income (loss)							(582)	—	(582)

Total comprehensive income (loss)									154

Dividends ($1.00 per share)						(357)			(357)
Treasury stock purchased			(17)	(527)					(527)
Treasury stock issued under management incentive and stock option plans			4	145	(5)				140

Balance at August 2, 2009	542	20	(199)	(7,194)	332	8,288	(718)	3	731

Comprehensive income (loss)
Net earnings (loss)						844		—	844
Foreign currency translation adjustments, net of tax							39	—	39
Cash-flow hedges, net of tax							2		2
Pension and postretirement benefits, net of tax							(59)		(59)

Other comprehensive income (loss)							(18)	—	(18)

Total comprehensive income (loss)									826

Dividends ($1.075 per share)						(372)			(372)
Treasury stock purchased			(14)	(472)					(472)
Treasury stock issued under management incentive and stock option plans			7	207	9				216

Balance at August 1, 2010	542	20	(206)	(7,459)	341	8,760	(736)	3	929

Contribution from noncontrolling interest								8	8
Comprehensive income (loss)
Net earnings (loss)						805		(3)	802
Foreign currency translation adjustments, net of tax							264	—	264
Cash-flow hedges, net of tax							(2)		(2)
Pension and postretirement benefits, net of tax							47		47

Other comprehensive income (loss)							309	—	309

Total comprehensive income (loss)									1,111

Dividends ($1.145 per share)						(380)			(380)
Treasury stock purchased			(21)	(728)					(728)
Treasury stock issued under management incentive and stock option plans			5	166	(10)				156

Balance at July 31, 2011	542	$20	(222)	$(8,021)	$331	$9,185	$(427)	$8	$1,096

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(currency in millions, except per share amounts)

1.	Summary of Significant Accounting Policies

Campbell Soup Company, together with its subsidiaries (the company), is a global manufacturer and marketer of high-quality, branded convenience food products.

Basis of Presentation — The consolidated financial statements include the accounts of the company and entities in which the company maintains a controlling financial interest. Intercompany transactions are eliminated in consolidation. Certain amounts in prior-year financial statements were reclassified to conform to the current-year presentation. The company’s fiscal year ends on the Sunday nearest July 31. There were 52 weeks in 2011, 2010 and 2009.

Use of Estimates — Generally accepted accounting principles require management to make estimates and assumptions that affect assets and liabilities, contingent assets and liabilities, and revenues and expenses. Actual results could differ from those estimates.

Revenue Recognition — Revenues are recognized when the earnings process is complete. This occurs when products are shipped in accordance with terms of agreements, title and risk of loss transfer to customers, collection is probable and pricing is fixed or determinable. Revenues are recognized net of provisions for returns, discounts and allowances. Certain sales promotion expenses, such as feature price discounts, in-store display incentives, cooperative advertising programs, new product introduction fees and coupon redemption costs, are classified as a reduction of sales. The recognition of costs for promotion programs involves the use of judgment related to performance and redemption estimates. Estimates are made based on historical experience and other factors. Costs are recognized either upon sale or when the incentive is offered, based on the program.

Cash and Cash Equivalents — All highly liquid debt instruments purchased with a maturity of three months or less are classified as cash equivalents.

Inventories — All inventories are valued at the lower of average cost or market.

Property, Plant and Equipment — Property, plant and equipment are recorded at historical cost and are depreciated over estimated useful lives using the straight-line method. Buildings and machinery and equipment are depreciated over periods not exceeding 45 years and 20 years, respectively. Assets are evaluated for impairment when conditions indicate that the carrying value may not be recoverable. Such conditions include significant adverse changes in business climate or a plan of disposal. Repairs and maintenance are charged to expense.

Goodwill and Intangible Assets — Goodwill and indefinite-lived intangible assets are not amortized but rather are tested at least annually for impairment. Goodwill and indefinite-lived intangible assets are also tested for impairment as events or changes in circumstances occur indicating that the carrying value may not be recoverable. Intangible assets with finite lives are amortized over the estimated useful life and are also reviewed when appropriate for possible impairment. Goodwill impairment testing first requires a comparison of the fair value of each reporting unit to the carrying value. A reporting unit is an operating segment or a component of an operating segment. If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired. The amount of the impairment is the difference between the carrying value of goodwill and the “implied” fair value, which is calculated as if the reporting unit had just been acquired and accounted for as a business combination. Impairment testing for indefinite-lived intangible assets requires a comparison between the fair value and carrying value of the asset. If carrying value exceeds the fair value, the asset is reduced to fair value. Fair values are primarily determined using discounted cash flow analyses. See Note 5 for information on goodwill and other intangible assets.

Derivative Financial Instruments — The company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in foreign currency exchange rates, interest rates, commodities and equity-linked employee benefit obligations. These derivative contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions independent of those exposures. The company does not enter into derivative contracts for speculative purposes and does not use leveraged instruments. The company’s derivative programs include strategies that both qualify and do not qualify for hedge accounting treatment. To

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

qualify for hedge accounting, the hedging relationship, both at inception of the hedge and on an ongoing basis, shall be expected to be highly effective in achieving offsetting changes in the fair value of the hedged risk during the period that the hedge is designated.

All derivatives are recognized on the balance sheet at fair value. For derivatives that qualify for hedge accounting, on the date the derivative contract is entered into, the company designates the derivative as a hedge of the fair value of a recognized asset or liability or a firm commitment (fair-value hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash-flow hedge), or a hedge of a net investment in a foreign operation. Some derivatives may also be considered natural hedging instruments (changes in fair value act as economic offsets to changes in fair value of the underlying hedged item) and are not designated for hedge accounting.

Changes in the fair value of a fair-value hedge, along with the gain or loss on the underlying hedged asset or liability (including losses or gains on firm commitments), are recorded in current-period earnings. The effective portion of gains and losses on cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. If the underlying hedged item ceases to exist, all changes in the fair value of the derivative are included in earnings each period until the instrument matures. If a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in other comprehensive income (loss). Any ineffective portion of designated hedges is recognized in current-period earnings. Changes in the fair value of derivatives that are not designated for hedge accounting are recognized in current-period earnings.

Cash flows from derivative contracts are included in Net cash provided by operating activities.

Advertising Production Costs — Advertising production costs are expensed in the period that the advertisement first takes place.

Research and Development Costs — The costs of research and development are expensed as incurred. Costs include expenditures for new product and manufacturing process innovation, and improvements to existing products and processes. Costs primarily consist of salaries, wages, consulting, and depreciation and maintenance of research facilities and equipment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In December 2010, the FASB issued additional authoritative guidance on accounting for goodwill. The guidance clarifies the impairment test for reporting units with zero or negative carrying amounts. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The company does not expect the adoption to have a material impact on the company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2011, the FASB issued further additional authoritative guidance related to fair value measurements and disclosures. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States (U.S. GAAP) and International Financial Reporting Standards (IFRS). The guidance is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011. The company is assessing the impact of the guidance.

In June 2011, the FASB issued authoritative guidance requiring entities to present net income and other comprehensive income (OCI) in one continuous statement or two separate, but consecutive, statements of net income and comprehensive income. The option to present items of OCI in the statement of changes in equity has been eliminated. The new requirements are effective for annual reporting periods beginning after December 15, 2011 and for interim reporting periods within those years.

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

Other Divestitures

In July 2008, the company entered into an agreement to sell its sauce and mayonnaise business comprised of products sold under the Lesieur brand in France. The company recorded a pre-tax impairment charge of $2 to adjust the net assets to estimated realizable value in 2008. The sale was completed on September 29, 2008 and resulted in $36 of proceeds. The purchase price was subject to working capital and other post-closing adjustments, which resulted in an additional $6 of proceeds. The business was historically included in the International Simple Meals and Beverages segment.

The company has provided certain indemnifications in connection with the divestitures. Known exposures related to such matters are not material.

4.	Comprehensive Income

Total comprehensive income is comprised of net earnings, net foreign currency translation adjustments, pension and postretirement benefit adjustments (see Note 11), and net unrealized gains and losses on cash-flow hedges (see Note 14). Total comprehensive income for the twelve months ended July 31, 2011, August 1, 2010, and August 2, 2009 was $1,111, $826, and $154, respectively.

The components of Accumulated other comprehensive income (loss), as reflected in the Statements of Equity, consisted of the following:

	2011	2010

Foreign currency translation adjustments, net of tax(1)	$396	$132
Cash-flow hedges, net of tax(2)	(20)	(18)
Unamortized pension and postretirement benefits, net of tax(3):
Net actuarial loss	(809)	(856)
Prior service credit	6	6

Total Accumulated other comprehensive loss	$(427)	$(736)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Includes a tax expense of $4 in 2011 and a tax benefit of $1 in 2010. The amount related to noncontrolling interests was not material.

(2)	Includes a tax benefit of $11 in 2011 and $10 in 2010.

(3)	Includes a tax benefit of $459 in 2011 and $489 in 2010.

5.	Goodwill and Intangible Assets

The following table shows the changes in the carrying amount of goodwill by business segment:

	U.S.		Global	International	North
	Simple	U.S.	Baking and	Simple Meals	America
	Meals	Beverages	Snacking	and Beverages	Foodservice	Total

Balance at August 2, 2009	$322	$112	$700	$621	$146	$1,901
Foreign currency translation adjustment	—	—	54	(36)	—	18

Balance at August 1, 2010	$322	$112	$754	$585	$146	$1,919

Foreign currency translation adjustment	—	—	160	54	—	214

Balance at July 31, 2011	$322	$112	$914	$639	$146	$2,133

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	2011	2010

Intangible Assets:
Non-amortizable intangible assets	$515	$496
Amortizable intangible assets	21	21

	536	517
Accumulated amortization	(9)	(8)

Total net intangible assets	$527	$509

Non-amortizable intangible assets consist of trademarks, which mainly include Pace, Royco, Liebig, Blå Band and Touch of Taste. Amortizable intangible assets consist substantially of process technology and customer intangibles.

Amortization was less than $1 in 2011, 2010, and 2009. The estimated aggregated amortization expense for each of the five succeeding fiscal years is less than $1 per year. Asset useful lives range from ten to twenty years.

In 2011, as part of the company’s annual review of intangible assets, an impairment charge of $3 was recognized related to the Heisse Tasse trademark used in the International Simple Meals and Beverages segment. The trademark was determined to be impaired as a result of a decrease in the fair value of the brand, resulting from reduced expectations for future sales and discounted cash flows. The impairment charge was recorded in Other expenses/(income) in the Consolidated Statements of Earnings. As of July 2011, certain European trademarks have a carrying value of approximately $100, which approximates fair value. Fair value is determined based on discounted cash flow analyses that include significant management assumptions such as revenue growth rates, weighted average cost of capital, and assumed royalty rates. Actual cash flows could differ from management’s estimates due to changes in business performance, operating performance, and economic conditions. Holding all other assumptions constant, a 100-basis-point increase in the weighted average cost of capital would reduce fair value of all trademarks and result in impairment charges of approximately $21.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2009, as part of the company’s annual review of intangible assets, an impairment charge of $67 was recognized related to certain European trademarks used in the International Simple Meals and Beverages segment, including Heisse Tasse, Blå Band and Royco. The trademarks were determined to be impaired as a result of a decrease in the fair value of the brands, resulting from reduced expectations for discounted cash flows. The reduction was due in part to a deterioration in market conditions and an increase in the weighted average cost of capital. The impairment charge was recorded in Other expenses/(income) in the Consolidated Statements of Earnings.

In May 2009, the company acquired Ecce Panis, Inc. Intangible assets from the acquisition totaled $16. See Note 8 for additional information.

6.	Business and Geographic Segment Information

Commencing with the fourth quarter of fiscal 2011, the company reports the results of operations in the following reportable segments: U.S. Simple Meals; U.S. Beverages; Global Baking and Snacking; International Simple Meals and Beverages; and North America Foodservice. Segment results of prior periods were modified to conform to the current presentation. The company has ten operating segments based on product type and geographic location and has aggregated the operating segments into the appropriate reportable segment based on similar economic characteristics; products; production processes; types or classes of customers; distribution methods; and regulatory environment. The segments are discussed in greater detail below.

The U.S. Simple Meals segment aggregates the following operating segments: U.S. Soup and U.S. Sauces. The U.S. Soup retail business includes the following products: Campbell’s condensed and ready-to-serve soups; and Swanson broth and stocks. The U.S. Sauces retail business includes the following products: Prego pasta sauce; Pace Mexican sauce; Swanson canned poultry; and Campbell’s canned gravies, pasta and beans.

The U.S. Beverages segment represents the U.S. retail beverages business, including the following products: V8 juices and beverages; and Campbell’s tomato juice.

The Global Baking and Snacking segment aggregates the following operating segments: Pepperidge Farm cookies, crackers, bakery and frozen products in U.S. retail; and Arnott’s biscuits in Australia and Asia Pacific.

The International Simple Meals and Beverages segment aggregates the simple meals and beverages operating segments outside of the United States, including Europe, Latin America, the Asia Pacific region and the retail business in Canada. See Note 3 for information on the sale of the sauce and mayonnaise business comprised of products sold under the Lesieur brand in France. This business was historically included in this segment.

The North America Foodservice segment represents the distribution of products such as soup, specialty entrees, beverage products, other prepared foods and Pepperidge Farm products through various food service channels in the United States and Canada.

The company’s accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those described in Note 1. The company evaluates segment performance before interest, taxes, and beginning in fiscal 2011, costs associated with restructuring activities. Segment operating earnings of prior periods were modified to conform to the current presentation. The manufacturing, warehousing, distribution and selling activities of the company’s U.S. retail business are operated as an integrated platform in order to maximize efficiency and productivity. As a result, assets and capital expenditures of the U.S. Simple Meals and U.S. Beverages are not discretely maintained. Depreciation expense associated with the integrated operations, however, is allocated to the U.S. Simple Meals and U.S. Beverages segments based on production hours. North America Foodservice products are principally produced by the tangible assets of the company’s other segments, except for refrigerated soups, which are produced in a separate facility, and certain other products, which are produced under contract manufacturing agreements. Tangible assets of the company’s other segments are not allocated to the North America Foodservice operations. Depreciation, however, is allocated to North America Foodservice based on production hours.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 17% of consolidated net sales in 2011 and 18% in 2010 and 2009. All of the company’s segments sold products to Wal-Mart Stores, Inc. or its affiliates.

Business Segments

	2011	2010	2009

Net sales
U.S. Simple Meals	$2,751	$2,938	$3,049
U.S. Beverages	759	762	735
Global Baking and Snacking	2,156	1,975	1,846
International Simple Meals and Beverages	1,463	1,423	1,357
North America Foodservice	590	578	599

Total	$7,719	$7,676	$7,586

	2011	2010	2009(3)

Earnings before interest and taxes
U.S. Simple Meals	$657	$737	$749
U.S. Beverages	182	206	178
Global Baking and Snacking	355	322	265
International Simple Meals and Beverages	185	161	69
North America Foodservice	82	55	53
Corporate(1)	(119)	(121)	(107)
Restructuring charges and related costs(2)	(63)	(12)	(22)

Total	$1,279	$1,348	$1,185

	2011	2010	2009

Depreciation and Amortization
U.S. Simple Meals	$87	$86	$86
U.S. Beverages	20	21	15
Global Baking and Snacking	82	75	71
International Simple Meals and Beverages	42	35	41
North America Foodservice	13	13	28
Corporate(1)	24	21	23

Total	$268	$251	$264

	2011	2010	2009

Capital Expenditures
U.S. Simple Meals and U.S. Beverages	$126	$139	$177
Global Baking and Snacking	73	81	58
International Simple Meals and Beverages	36	26	34
North America Foodservice	3	3	17
Corporate(1)	34	66	59

Total	$272	$315	$345

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2011	2010	2009

Segment Assets
U.S. Simple Meals and U.S. Beverages	$2,129	$2,146	$2,168
Global Baking and Snacking	1,982	1,710	1,628
International Simple Meals and Beverages	1,539	1,396	1,474
North America Foodservice	350	360	377
Corporate(1)	862	664	409

Total	$6,862	$6,276	$6,056

(1)	Represents unallocated corporate expenses and unallocated assets.

(2)	See Note 7 for additional information.

(3)	Earnings before interest and taxes of the International Simple Meals and Beverages segment included a $67 impairment charge on certain European trademarks. See Note 5 for additional information.

The company’s global net sales based on product categories are as follows:

	2011	2010	2009

Net sales
Simple Meals	$4,437	$4,594	$4,674
Baked Snacks	2,321	2,129	1,995
Beverages	961	953	917

Total	$7,719	$7,676	$7,586

Simple meals include condensed and ready-to-serve soups, broths and sauces. Baked snacks include cookies, crackers, biscuits and other baked products.

Geographic Area Information

Information about operations in different geographic areas is as follows:

	2011	2010	2009

Net sales
United States	$5,309	$5,436	$5,548
Europe	596	601	608
Australia/Asia Pacific	1,138	978	816
Other countries	676	661	614

Total	$7,719	$7,676	$7,586

	2011	2010	2009

Long-lived assets
United States	$1,281	$1,279	$1,388
Europe	102	104	119
Australia/Asia Pacific	384	326	283
Other countries	109	105	108
Corporate(1)	227	237	79

Total	$2,103	$2,051	$1,977

(1)	Represents primarily corporate offices.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Restructuring Charges

2011 Initiatives

On June 28, 2011, the company announced a series of initiatives to improve supply chain efficiency and reduce overhead costs across the organization to help fund plans to drive the growth of the business. The company also announced its intent to exit the Russian market. The company expects to eliminate approximately 750 positions in connection with these initiatives. Details of the plans include:

•	In Australia, the company will invest in a new system to automate packing operations at its biscuit plant in Virginia. This investment will occur over an 18-month period and will result in the elimination of approximately 190 positions, subject to union and employee consultations. Further, the company will improve asset utilization in the U.S. by shifting production of ready-to-serve soups from Paris, Texas, to other facilities in 2012. In addition, the manufacturing facility in Marshall, Michigan, was closed in 2011, and manufacturing of Campbell’s Soup at Hand microwavable products will be consolidated at the Maxton, North Carolina, plant in 2012.

•	The company streamlined its salaried workforce by approximately 510 positions around the world, including approximately 130 positions at its world headquarters in Camden, New Jersey. These actions were substantially completed in 2011. As part of this initiative, the company outsourced a larger portion of its U.S. retail merchandising activities to its current retail sales agent, Acosta Sales and Marketing, and eliminated approximately 190 positions. The company expects that this action will enhance merchandising effectiveness and coverage for its U.S. customers.

•	In connection with exiting the Russian market, the company will eliminate approximately 50 positions. The exit process commenced in 2011 and is expected to be completed in fiscal 2012.

In 2011, the company recorded a restructuring charge of $63 ($41 after tax or $.12 per share) related to these initiatives. A summary of the pre-tax charge and remaining costs associated with the initiatives is as follows:

		Recognized	Remaining
	Total	as of	Costs to be
	Program	July 31, 2011	Recognized

Severance pay and benefits	$40	$(37)	$3
Asset impairment/accelerated depreciation	25	(22)	3
Other exit costs	10	(4)	6

Total	$75	$(63)	$12

Of the aggregate $75 of pre-tax costs, the company expects approximately $50 will be cash expenditures, the majority of which will be spent in 2012. In addition, the company expects to invest approximately $40 in capital expenditures in connection with the actions. The initiatives are expected to be completed by the end of fiscal 2013.

A summary of restructuring activity and related reserves associated with these initiatives at July 31, 2011 is as follows:

	Accrued		2011	Accrued
	Balance at	2011	Cash	Balance at
	August 1, 2010	Charges	Payments	July 31, 2011

Severance pay and benefits	$—	$37	$(2)	$35
Asset impairment/accelerated depreciation	—	22
Other exit costs	—	4	—	4

Total	$—	$63	$(2)	$39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of restructuring charges associated with each segment is as follows:

	U.S.		Global	International	North
	Simple	U.S.	Baking and	Simple Meals	America
	Meals	Beverages	Snacking	and Beverages	Foodservice	Corporate	Total

Severance pay and benefits	$10	$3	$12	$10	$1	$1	$37
Asset impairment/accelerated depreciation	20	—	—	2	—	—	22
Other exit costs	1	—	—	—	—	3	4

	$31	$3	$12	$12	$1	$4	$63

The company expects to incur additional pre-tax costs of approximately $12 by segment as follows: U.S. Simple Meals — $2, Global Baking and Snacking — $3, International Simple Meals and Beverages — $6 and Corporate — $1. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.

2008 Initiatives

On April 28, 2008, the company announced a series of initiatives to improve operational efficiency and long-term profitability, including selling certain salty snack food brands and assets in Australia, closing certain production facilities in Australia and Canada, and streamlining the company’s management structure.

As a result of these initiatives, in 2009, the company recorded approximately $22 ($15 after tax or $.04 per share) of costs in Cost of products sold. Approximately $17 ($12 after tax) of the costs represented accelerated depreciation on property, plant and equipment; approximately $4 ($2 after tax) related to other exit costs; and approximately $1 related to employee severance and benefit costs, including other pension charges.

As a result of these initiatives, in 2010, the company recorded a restructuring charge of $12 ($8 after tax or $.02 per share) for pension benefit costs, which represented the final costs associated with the 2008 initiatives.

In the aggregate, the company incurred $216 of pre-tax costs for the total program in 2008 through 2010. Approximately $40 of the costs were cash expenditures, the majority of which was spent in 2009.

A summary of the pre-tax costs is as follows:

		Change
	Total	in	Recognized
	Program	Estimate(1)	2008-2010

Severance pay and benefits	$62	$(4)	$58
Asset impairment/accelerated depreciation	158	(4)	154
Other exit costs	10	(6)	4

Total	$230	$(14)	$216

(1)	Primarily due to foreign currency translation.

Details of the impact of the initiatives on fiscal 2010 and 2009 results are as follows:

•	In April 2008, as part of the initiatives, the company announced plans to close the Listowel, Ontario, Canada food plant. The Listowel facility produced primarily frozen products, including soup, entrees, and Pepperidge Farm products, as well as ramen noodles for North America Foodservice. The facility employed approximately 500 people. The company closed the facility in April 2009. Production was transitioned to its network of North American contract manufacturers and to its Downingtown, Pennsylvania, plant. In connection with this action, in 2009, the company recorded $1 of employee severance and benefit costs, including other pension charges; $16 ($11 after tax) in accelerated depreciation of property, plant and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equipment; and $2 ($1 after tax) of other exit costs. In 2010, the company recorded a restructuring charge of $12 ($8 after tax) for pension benefit costs, which represented the final costs associated with the initiatives.

•	In April 2008, as part of the initiatives, the company also announced plans to discontinue the private label biscuit and industrial chocolate production at its Miranda, Australia, facility, which was part of Global Baking and Snacking. The company closed the Miranda facility, which employed approximately 150 people, in the second quarter of 2009. In connection with this action, in 2009, the company recorded $1 in accelerated depreciation of property, plant, and equipment, and $2 ($1 after tax) in other exit costs.

A summary of restructuring activity and related reserves of the 2008 initiatives is as follows:

	Severance Pay	Asset Impairment/	Other Exit
	and Benefits	Accelerated Depreciation	Costs	Total

Accrued balance at July 29, 2007	$—
2008 charge(1)	45	137	—	$182
Cash payments	(4)
Pension termination benefits(2)	(4)

Accrued balance at August 3, 2008	37

2009 charge	1	17	4	$22
Cash payments	(26)
Pension termination benefits(2)	(2)
Foreign currency translation adjustment	(6)

Accrued balance at August 2, 2009	4

2010 charge	12	—	—	$12
Cash payments	(3)
Pension termination benefits(2)	(12)

Accrued balance at August 1, 2010	1
Cash payments	(1)

Accrued balance at July 31, 2011	$—

(1)	In 2008, as part of the initiatives, the company sold certain Australian salty snack food brands and assets, which were part of Global Baking and Snacking, and recorded a pre-tax net loss of $120 on the sale. The company streamlined its management structure and eliminated certain overhead costs. These actions began in the fourth quarter of 2008 and were substantially completed in 2009. In connection with this action, the company recorded $17 in employee severance and benefit costs in 2008. The company also recognized $45 in costs associated with the closures of the Listowel, Canada, and Miranda, Australia, facilities.

(2)	Pension termination benefits are recognized in Other Liabilities and Accumulated Other Compensation Income/(Loss). See Note 11.

A summary of restructuring charges incurred in 2008 through 2010 by segment follows:

	Global	International	North
	Baking and	Simple Meals	America
	Snacking	and Beverages	Foodservice	Total

Severance pay and benefits	$14	$9	$35	$58
Asset impairment/accelerated depreciation	131	—	23	154
Other exit costs	2	—	2	4

	$147	$9	$60	$216

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Acquisitions

On May 4, 2009, the company acquired Ecce Panis, Inc., an artisan bread maker, for $66. The results of operations of Ecce Panis, Inc. are included in the Global Baking and Snacking segment and were not material to 2009 results. The pro forma impact on sales, net earnings or earnings per share for the prior periods would not have been material. As part of the purchase price allocation, $46 was allocated to intangible assets, primarily consisting of goodwill, trade secret process technology, trademarks and customer relationships.

The following table presents the purchase price allocation of Ecce Panis, Inc.:

May 4, 2009

Accounts receivable	$2
Inventories	1
Other current assets	1

Total current assets	$4

Plant assets	$12
Goodwill	30
Other intangible assets	16
Other assets	14

Total assets acquired	$76

Current liabilities	$3
Non-current liabilities	7

Total liabilities assumed	$10

Net assets acquired	$66

9.	Earnings per Share

In June 2008, the FASB issued accounting guidance related to the calculation of earnings per share. The guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Share-based payment awards granted prior to fiscal 2011 contained non-forfeitable rights to dividends or dividend equivalents. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The company adopted and retrospectively applied the new guidance in the first quarter of fiscal 2010. The retrospective application of the provisions resulted in a reduction of basic and diluted earnings per share:

	2009
	Basic	Diluted

Earnings from continuing operations attributable to Campbell Soup Company	$(.03)	$(.01)
Net earnings attributable to Campbell Soup Company	$(.03)	$(.01)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The computation of basic and diluted earnings per share attributable to common shareowners is as follows:

	2011	2010	2009

Earnings from continuing operations attributable to Campbell Soup Company	$805	$844	$732
Less: Allocation of earnings to participating securities	(9)	(14)	(12)

Available to Campbell Soup Company common shareowners	$796	$830	$720

Earnings from discontinued operations attributable to Campbell Soup Company	$—	$—	$4
Less: Allocation of earnings to participating securities	—	—	—

Available to Campbell Soup Company common shareowners	$—	$—	$4

Net earnings attributable to Campbell Soup Company	$805	$844	$736
Less: Allocation of earnings to participating securities	(9)	(14)	(12)

Available to Campbell Soup Company common shareowners	$796	$830	$724

Weighted average shares outstanding — basic	326	340	352
Effect of dilutive securities: stock options and other share-based payment awards	3	3	2

Weighted average shares outstanding — diluted	329	343	354

Earnings from continuing operations attributable to Campbell Soup Company per common share:
Basic	$2.44	$2.44	$2.05

Diluted	$2.42	$2.42	$2.03

Earnings from discontinued operations attributable to Campbell Soup Company per common share:
Basic	$—	$—	$.01

Diluted	$—	$—	$.01

Net earnings attributable to Campbell Soup Company per common share(1):
Basic	$2.44	$2.44	$2.06

Diluted	$2.42	$2.42	$2.05

(1)	The sum of the individual per share amounts does not equal due to rounding.

There were no antidilutive stock options in 2011. Stock options to purchase less than 1 million shares of capital stock in 2010, and 3 million shares of capital stock in 2009 were not included in the calculation of diluted earnings per share because the exercise price of the stock options exceeded the average market price of the capital stock and, therefore, would be antidilutive.

10.	Noncontrolling Interests

The company owns a 60% controlling interest in a joint venture formed with Swire Pacific Limited to support the development of the company’s business in China. The joint venture began operations on January 31, 2011, the beginning of the third fiscal quarter. At the inception of the joint venture, the joint venture partner contributed net assets of $7, including $9 of cash contributions, and the company made an $11 cash contribution. In July 2011, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

company and joint venture partner contributed additional cash of $2 and $1, respectively. The noncontrolling interest’s share in the net loss was included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings.

The company owns a 70% controlling interest in a Malaysian manufacturing company. The earnings attributable to the noncontrolling interest have historically been less than $1 annually and were previously included in Other expense/(income) in the Consolidated Statements of Earnings. Beginning in the third quarter of fiscal 2011, the earnings attributable to the noncontrolling interest were included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings. The earnings were not material in 2011.

The noncontrolling interests in these entities were included in Total equity in the Consolidated Balance Sheets and Consolidated Statements of Equity.

11.	Pension and Postretirement Benefits

Pension Benefits — The company sponsors a number of noncontributory defined benefit pension plans to provide retirement benefits to all eligible U.S. and non-U.S. employees. The benefits provided under these plans are based primarily on years of service and compensation levels. In 1999, the company implemented significant amendments to certain U.S. pension plans. Under a new formula, retirement benefits are determined based on percentages of annual pay and age. To minimize the impact of converting to the new formula, service and earnings credit continues to accrue for active employees participating in the plans under the old formula prior to the amendments through the year 2014. Employees will receive the benefit from either the new or old formula, whichever is higher. Benefits become vested upon the completion of three years of service. Benefits are paid from funds previously provided to trustees and insurance companies or are paid directly by the company from general funds. Effective as of January 1, 2011, the company’s U.S. pension plans were amended so that employees hired or rehired on or after that date and who are not covered by collective bargaining agreements will not be eligible to participate in the plans.

Postretirement Benefits — The company provides postretirement benefits including health care and life insurance to substantially all retired U.S. employees and their dependents. The company established retiree medical account benefits for eligible U.S. retirees. The accounts were intended to provide reimbursement for eligible health care expenses on a tax-favored basis. Effective as of January 1, 2011, the retirement medical program was amended to eliminate the retiree medical account benefit for employees not covered by collective bargaining agreements. To preserve the benefit for employees close to retirement age, the retiree medical account will be available to employees who were at least age 50 with at least 10 years of service as of December 31, 2010, and who satisfy the other eligibility requirements for the retiree medical program.

The company uses the fiscal year end as the measurement date for the benefit plans.

Components of net periodic benefit cost:

	Pension
	2011	2010	2009

Service cost	$58	$55	$46
Interest cost	121	121	122
Expected return on plan assets	(178)	(170)	(163)
Amortization of prior service cost	1	1	1
Recognized net actuarial loss	70	49	19
Settlement (gains)/costs	(1)	12	—
Special termination benefits	—	—	2

Net periodic pension expense	$71	$68	$27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The settlement costs in 2010 are related to the closure of a plant in Canada. The settlement costs are included in Restructuring charges in the Consolidated Statements of Earnings. See Note 7 for additional information.

The estimated net actuarial loss that will be amortized from Accumulated other comprehensive loss into net periodic pension cost during 2012 is $75.

	Postretirement
	2011	2010	2009

Service cost	$3	$3	$3
Interest cost	18	19	22
Amortization of prior service cost/(credit)	(1)	1	1
Recognized net actuarial loss	7	1	—

Net periodic postretirement expense	$27	$24	$26

The estimated prior service credit and net actuarial loss that will be amortized from Accumulated other comprehensive loss into net periodic postretirement expense during 2012 are $1 and $9, respectively.

Change in benefit obligation:

	Pension		Postretirement
	2011	2010	2011	2010

Obligation at beginning of year	$2,275	$2,077	$362	$340
Service cost	58	55	3	3
Interest cost	121	121	18	19
Actuarial loss	61	181	15	50
Participant contributions	—	—	5	4
Benefits paid	(146)	(148)	(34)	(39)
Medicare subsidies	—	—	5	3
Other	(4)	(2)	—	—
Plan amendments	(1)	—	—	(18)
Settlement	(8)	(21)	—	—
Foreign currency adjustment	32	12	—	—

Benefit obligation at end of year	$2,388	$2,275	$374	$362

Change in the fair value of pension plan assets:

	2011	2010

Fair value at beginning of year	$1,767	$1,415
Actual return on plan assets	266	222
Employer contributions	144	284
Benefits paid	(139)	(142)
Settlement	(6)	(21)
Foreign currency adjustment	27	9

Fair value at end of year	$2,059	$1,767

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in the Consolidated Balance Sheets:

	Pension		Postretirement
	2011	2010	2011	2010

Accrued liabilities	$(10)	$(8)	$(30)	$(30)
Other liabilities	(319)	(500)	(344)	(332)

Net amount recognized	$(329)	$(508)	$(374)	$(362)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$1,179	$1,263	$95	$87
Prior service credit	(3)	(1)	(9)	(10)

Total	$1,176	$1,262	$86	$77

The changes in other comprehensive loss associated with pension benefits included the reclassification of actuarial losses into earnings of $70 and $49 in 2011 and 2010, respectively. The remaining changes in other comprehensive loss associated with pension benefits were primarily due to net actuarial losses arising during the period and the impact of foreign currency.

The change in other comprehensive loss associated with postretirement benefits in 2011 was primarily due to net actuarial losses arising during the period. The change in other comprehensive loss associated with postretirement benefits in 2010 included $50 of net actuarial losses arising during the period and $18 of prior service credit.

The following table provides information for pension plans with accumulated benefit obligations in excess of plan assets:

	2011	2010

Projected benefit obligation	$2,194	$2,261
Accumulated benefit obligation	$2,131	$2,140
Fair value of plan assets	$1,891	$1,757

The accumulated benefit obligation for all pension plans was $2,299 at July 31, 2011 and $2,148 at August 1, 2010.

Weighted-average assumptions used to determine benefit obligations at the end of the year:

	Pension		Postretirement
	2011	2010	2011	2010

Discount rate	5.41%	5.46%	5.00%	5.25%
Rate of compensation increase	3.31%	3.29%	3.25%	3.25%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended:

Pension	2011	2010	2009

Discount rate	5.46%	6.00%	6.87%
Expected return on plan assets	8.15%	8.13%	8.60%
Rate of compensation increase	3.29%	3.29%	3.97%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

This estimate is based on an estimate of future inflation, long-term projected real returns for each asset class, and a premium for active management.

The discount rate used to determine net periodic postretirement expense was 5.25% in 2011, 6.00% in 2010, and 7.00% in 2009.

Assumed health care cost trend rates at the end of the year:

	2011	2010

Health care cost trend rate assumed for next year	8.25%	8.25%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2019	2018

A one-percentage-point change in assumed health care costs would have the following effects on 2011 reported amounts:

	Increase	Decrease

Effect on service and interest cost	$1	$(1)
Effect on the 2011 accumulated benefit obligation	$20	$(18)

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

Asset allocation is monitored on an ongoing basis relative to the established asset class targets. The interaction between plan assets and benefit obligations is periodically studied to assist in the establishment of strategic asset allocation targets. The investment policy permits variances from the targets within certain parameters. Asset rebalancing occurs when the underlying asset class allocations move outside these parameters, at which time the asset allocation is rebalanced back to the policy target weight.

The company’s year-end pension plan weighted-average asset allocations by category were:

	Strategic
	Target	2011	2010

Equity securities	51%	50%	49%
Debt securities	35%	35%	34%
Real estate and other	14%	15%	17%

Total	100%	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company is required to categorize pension plan assets based on the following fair value hierarchy:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset through corroboration with observable market data.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table presents the company’s pension plan assets by asset category at July 31, 2011 and August 1, 2010:

	Fair Value	Fair Value Measurements at			Fair Value	Fair Value Measurements at
	as of	July 31, 2011 Using			as of	August 1, 2010 Using
	July 31,	Fair Value Hierarchy			August 1,	Fair Value Hierarchy
	2011	Level 1	Level 2	Level 3	2010	Level 1	Level 2	Level 3

Asset category
Short-term investments	$65	$5	$60	$—	$60	$5	$55	$—
Equities:
U.S.	396	396	—	—	308	308	—	—
Non-U.S.	267	267	—	—	245	245	—	—
Corporate bonds:
U.S.	414	—	414	—	357	—	357	—
Non-U.S.	88	—	88	—	89	—	89	—
Government and agency bonds:
U.S.	9	—	9	—	21	—	21	—
Non-U.S.	31	—	31	—	21	—	21	—
Municipal Bonds	42	—	42	—	17	—	17	—
Commingled funds:
Equities	366	—	366	—	298	—	298	—
Fixed Income	73	—	73	—	46	—	46	—
Mortgage and asset backed securities	27	—	27	—	26	—	26	—
Real estate	70	7	44	19	60	4	38	18
Limited partnerships	20	—	—	20	24	—	—	24
Hedge funds	196	—	196	—	174	—	174	—
Guaranteed insurance contracts	—	—	—	—	8	—	—	8

Total	$2,064	$675	$1,350	$39	$1,754	$562	$1,142	$50

Other items to reconcile to fair value of plan assets	(5)				13

Total pension assets at fair value	$2,059				$1,767

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporate bonds — These investments are valued based on quoted market prices, yield curves and pricing models using current market rates.

Government and agency bonds — These investments are generally valued based on bid quotations and recent trade data for identical or similar obligations.

Municipal bonds — These investments are valued based on quoted market prices, yield curves and pricing models using current market rates.

Commingled funds — Investments in commingled funds are classified as Level 2 assets as the funds are not traded in active markets. Commingled funds are valued based on the unit values of such funds. Unit values are based on the fair value of the underlying assets of the funds derived from inputs principally based on quoted market prices in an active market or corroborated by observable market data by correlation or other means.

Mortgage and asset backed securities — Fair value is based on prices obtained from third party pricing sources. The prices from third party pricing sources may be based on bid quotes from dealers and recent trade data. Mortgage backed securities are traded in the over-the-counter market.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in fair value of Level 3 investments for the years ended July 31, 2011 and August 1, 2010:

	Real	Limited	Guaranteed Insurance
	Estate	Partnerships	Contracts	Total

Fair value at August 1, 2010	$18	$24	$8	$50
Actual return on plan assets	4	4	(2)	6
Purchases	—	—	—	—
Sales	(3)	(8)	—	(11)
Settlements	—	—	(6)	(6)
Transfers out of Level 3	—	—	—	—

Fair value at July 31, 2011	$19	$20	$—	$39

	Real	Limited	Guaranteed Insurance
	Estate	Partnerships	Contracts	Total

Fair value at August 2, 2009	$32	$31	$5	$68
Actual return on plan assets	(2)	(4)	2	(4)
Purchases	—	—	1	1
Sales	(1)	(3)	—	(4)
Settlements	—	—	—	—
Transfers out of Level 3	(11)	—	—	(11)

Fair value at August 1, 2010	$18	$24	$8	$50

The company contributed $55 to U.S. plans in the first quarter of 2012. Additional contributions to U.S. plans are not expected in 2012. Contributions to non-U.S. plans are expected to be approximately $10 in 2012.

Estimated future benefit payments are as follows:

	Pension	Postretirement

2012	$147	$30
2013	$150	$31
2014	$150	$31
2015	$154	$32
2016	$158	$32
2017-2021	$856	$163

The benefit payments include payments from funded and unfunded plans.

Estimated future Medicare subsidy receipts are approximately $3 annually from 2012 through 2016, and $15 cumulatively for the period 2017 through 2021.

Savings Plan — The company sponsors employee savings plans which cover substantially all U.S. employees. Effective January 1, 2011, the company provides a matching contribution of 100% of employee contributions up to 4% of compensation for employees who are not covered by collective bargaining agreements. Employees hired or rehired on or after January 1, 2011 who will not be eligible to participate in the defined benefit plans and who are not covered by collective bargaining agreements receive a contribution equal to 3% of compensation regardless of their participation in the Savings Plan. Prior to January 1, 2011, the company provided a matching contribution of 60% (50% at certain locations) of the employee contributions up to 5% of compensation after one year of continued service. Amounts charged to Costs and expenses were $20 in 2011, $17 in 2010, and $18 in 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Taxes on Earnings

The provision for income taxes on earnings from continuing operations consists of the following:

	2011	2010	2009

Income taxes:
Currently payable
Federal	$215	$253	$145
State	27	46	12
Non-U.S.	78	45	46

	320	344	203

Deferred
Federal	47	38	142
State	(2)	1	9
Non-U.S.	1	15	(7)

	46	54	144

	$366	$398	$347

Earnings from continuing operations before income taxes:
United States	$944	$1,051	$976
Non-U.S.	224	191	103

	$1,168	$1,242	$1,079

The following is a reconciliation of the effective income tax rate on continuing operations with the U.S. federal statutory income tax rate:

	2011	2010	2009

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal tax benefit)	1.4	2.5	1.7
Tax effect of international items	(2.1)	(2.5)	(0.8)
Settlement of tax contingencies	(0.5)	(0.7)	(1.0)
Federal manufacturing deduction	(1.8)	(1.3)	(1.0)
Other	(0.7)	(1.0)	(1.7)

Effective income tax rate	31.3%	32.0%	32.2%

During 2011, the company recorded a tax benefit of $8 following the finalization of tax audits.

In the third quarter of 2010, the company recorded deferred tax expense of $10 due to the enactment of U.S. health care legislation in March 2010. The law changed the tax treatment of subsidies to companies that provide prescription drug benefits to retirees. Accordingly, the company recorded the non-cash charge to reduce the value of the deferred tax asset associated with the subsidy.

In 2010, the company recorded a tax benefit of $9 following the finalization of tax audits. The company recorded an additional tax benefit of $2 during the year related to the resolution of other tax contingencies.

In 2009, the company recorded a tax benefit of $11 following the finalization of tax audits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax liabilities and assets are comprised of the following:

	2011	2010

Depreciation	$253	$221
Amortization	474	449
Other	14	13

Deferred tax liabilities	741	683

Benefits and compensation	307	319
Pension benefits	93	134
Tax loss carryforwards	84	67
Capital loss carryforwards	122	101
Other	83	76

Gross deferred tax assets	689	697
Deferred tax asset valuation allowance	(156)	(123)

Net deferred tax assets	533	574

Net deferred tax liability	$208	$109

At July 31, 2011, U.S. and non-U.S. subsidiaries of the company have tax loss carryforwards of approximately $395. Of these carryforwards, $163 expire between 2012 and 2028, and $232 may be carried forward indefinitely. The current statutory tax rates in these countries range from 20% to 35%. At July 31, 2011, deferred tax asset valuation allowances have been established to offset $132 of these tax loss carryforwards. Additionally, at July 31, 2011, non-U.S. subsidiaries of the company have capital loss carryforwards of approximately $406, which are fully offset by deferred tax asset valuation allowances.

The net change in the deferred tax asset valuation allowance in 2011 was an increase of $33. The increase was primarily due to the impact of currency and recognition of additional valuation allowances on foreign loss carryforwards. The net change in the valuation allowance in 2010 was an increase of $15. The increase was primarily due to the impact of currency and the recognition of additional valuation allowances on foreign loss carryforwards that are not expected to be utilized prior to the expiration date. The net change in the valuation allowance in 2009 was a decrease of $7, primarily due to currency.

As of July 31, 2011, U.S. income taxes have not been provided on approximately $420 of undistributed earnings of non-U.S. subsidiaries, which are deemed to be permanently reinvested. It is not practical to estimate the tax liability that might be incurred if such earnings were remitted to the U.S.

A reconciliation of the activity related to unrecognized tax benefits follows:

	2011	2010	2009

Balance at beginning of year	$36	$42	$54
Increases related to prior-year tax positions	6	14	—
Decreases related to prior-year tax positions	(4)	(11)	(11)
Increases related to current-year tax positions	9	4	4
Settlements	—	(11)	(2)
Lapse of statute	(4)	(2)	(3)

Balance at end of year	$43	$36	$42

As of July 31, 2011, August 1, 2010, and August 2, 2009, there were $17, $22, and $28, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate. The total amount of unrecognized tax benefits can change due to audit settlements, tax examination activities, statute expirations and the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognition and measurement criteria under accounting for uncertainty in income taxes. The company is unable to estimate what this change could be within the next twelve months, but does not believe it would be material to the financial statements.

The company’s accounting policy with respect to interest and penalties attributable to income taxes is to reflect any expense or benefit as a component of its income tax provision. The total amount of interest and penalties recognized in the Consolidated Statements of Earnings was a benefit of $1 in 2011, an expense of $2 in 2010 and a benefit of $1 in 2009. The total amount of interest and penalties recognized in the Consolidated Balance Sheets as of July 31, 2011, and August 1, 2010, was $8 and $9, respectively.

None of the unrecognized tax benefit liabilities, including interest and penalties, are expected to be settled within the next twelve months. The $51 and $45 of unrecognized tax benefit liabilities, including interest and penalties, were reported as other non-current liabilities in the Consolidated Balance Sheets as of July 31, 2011, and August 1, 2010, respectively.

The company does business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. In the normal course of business, the company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Belgium, France and Germany. The 2011 tax year is currently under audit by the IRS. In addition, several state income tax examinations are in progress for fiscal years 2001 to 2009.

With limited exceptions, the company has been audited for income tax purposes in Canada and France through fiscal year 2005, in Germany through fiscal year 2007, and in Belgium and Australia through fiscal year 2009.

13.	Short-term Borrowings and Long-term Debt

Short-term borrowings consist of the following:

	2011	2010

Commercial paper	$563	$96
Current portion of long-term debt	—	700
Variable-rate bank borrowings	92	34
Fixed-rate borrowings	1	1
Capital leases	1	1
Other(1)	—	3

	$657	$835

(1)	Other includes unamortized net premium/discount on debt issuances and unamortized gain on a terminated interest rate swap.

As of July 31, 2011, the weighted-average interest rate of commercial paper, which consisted of U.S. borrowings, was 0.33%. As of August 1, 2010, the weighted-average interest rate of commercial paper, which consisted of U.S. borrowings, was 0.24%.

At July 31, 2011, the company had $45 of standby letters of credit issued on behalf of the company. The company had a $975 committed 364-day revolving credit facility that matured in September 2011, and a $975 revolving credit facility that was due to mature in September 2013. In September 2011, the company entered into committed revolving credit facilities totaling $2,000. The facilities are comprised of a $1,500 facility that matures in September 2016, and a $500, 364-day facility that contains a one-year term-out feature. These facilities replaced the two $975 revolving credit facilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term Debt consists of the following:

Type	Fiscal Year of Maturity	Rate	2011	2010

Notes	2011	6.75%	$—	$700
Notes	2013	5.00%	400	400
Notes	2014	4.88%	300	300
Notes	2015	3.38%	300	300
Notes	2017	3.05%	400	400
Notes	2019	4.50%	300	300
Notes	2021	4.25%	500	—
Debentures	2021	8.88%	200	200
Fixed-rate borrowings			—	1
Capital leases			—	1
Other(1)			27	43

Total			2,427	2,645
Less current portion			—	700

Total long-term debt			$2,427	$1,945

(1)	Other includes unamortized net premium/discount on debt issuances and amounts related to interest rate swaps designated as fair-value hedges. For additional information on fair-value interest rate swaps, see Note 14.

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

The fair value of the company’s long-term debt, including the current portion of long-term debt in Short-term borrowings, was $2,603 at July 31, 2011 and $2,829 at August 1, 2010.

Principal amounts of debt mature as follows: none in 2012; $400 in 2013; $300 in 2014; $300 in 2015; none in 2016; and beyond a total of $1,400.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. The company minimizes counterparty credit risk on these transactions by dealing only with leading, credit-worthy financial institutions having long-term credit ratings of “A” or better. In addition, the contracts are distributed among several financial institutions, thus minimizing credit-risk concentration. The company does not have credit-risk-related contingent features in its derivative instruments as of July 31, 2011.

Foreign Currency Exchange Risk

The company is exposed to foreign currency exchange risk related to its international operations, including non-functional currency intercompany debt and net investments in subsidiaries. The company is also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. Principal currencies hedged include the Australian dollar, Canadian dollar, euro, Swedish krona, New Zealand dollar, British pound and Japanese yen. The company utilizes foreign exchange forward purchase and sale contracts as well as cross-currency swaps to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. The company typically hedges portions of its forecasted foreign currency transaction exposure with foreign exchange forward contracts for up to 18 months. To hedge currency exposures related to intercompany debt, the company enters into cross-currency swap contracts for periods consistent with the underlying debt. As of July 31, 2011, cross-currency swap contracts mature in fiscal 2012 through fiscal 2015. The notional amount of foreign exchange forward and cross-currency swap contracts accounted for as cash-flow hedges was $287 and $261 at July 31, 2011 and August 1, 2010, respectively. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings on the same line item and same period in which the underlying hedge transaction affects earnings. The notional amount of foreign exchange forward and cross-currency swap contracts that are not designated as accounting hedges was $861 and $757 at July 31, 2011 and August 1, 2010, respectively.

Interest Rate Risk

The company manages its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain its variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. The notional amount of outstanding fair-value interest rate swaps totaled $500 at July 31, 2011 and at August 1, 2010.

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

Commodity Price Risk

The company principally uses a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. The company also enters into commodity futures and options contracts to reduce the volatility of price fluctuations of diesel fuel, wheat, natural gas, soybean oil, aluminum, sugar, cocoa, and corn, which impact the cost of raw materials. Commodity futures and option contracts are typically accounted for as cash-flow hedges or are not designated as accounting hedges. The company enters into commodity futures and option contracts to hedge a portion of commodity requirements for periods typically up to 12 months. The notional amount of commodity contracts accounted for as cash-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

flow hedges was $6 at July 31, 2011 and $7 at August 1, 2010. The notional amount of commodity contracts that were not designated as accounting hedges was $81 at July 31, 2011 and $43 at August 1, 2010.

Equity Price Risk

The company hedges a portion of exposures relating to certain deferred compensation obligations linked to the total return of the Standard & Poor’s 500 Index, the total return of the company’s capital stock and the total return of the Puritan Fund, or beginning in January 2011, the total return of the Vanguard International Stock Index. Under these contracts, the company pays variable interest rates and receives from the counterparty either the total return of the Standard & Poor’s 500 Index, the total return on company capital stock, the total return of the Puritan Fund, or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard International Index. The contracts related to the Puritan Fund matured in January 2011. The contracts were not designated as hedges for accounting purposes and are typically entered into for periods not exceeding 12 months. The notional amounts of the contracts were $71 as of July 31, 2011 and $75 as of August 1, 2010.

The following table summarizes the fair value of derivative instruments recorded in the Consolidated Balance Sheets as of July 31, 2011 and August 1, 2010:

	Balance Sheet Classification	2011	2010

Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$—	$1
Commodity derivative contracts	Other current assets	—	1
Cross-currency swap contracts	Other assets	—	3
Interest rate swaps	Other assets	33	46

Total derivatives designated as hedges		$33	$51

Derivatives not designated as hedges:
Foreign exchange forward contracts	Other current assets	$—	$1
Commodity derivative contracts	Other current assets	3	3
Cross-currency swap contracts	Other current assets	—	13
Cross-currency swap contracts	Other assets	1	1

Total derivatives not designated as hedges		$4	$18

Total asset derivatives		$37	$69

Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$7	$1
Commodity derivative contracts	Accrued liabilities	—	1
Cross-currency swap contracts	Accrued liabilities	8	—
Cross-currency swap contracts	Other liabilities	30	24

Total derivatives designated as hedges		$45	$26

Derivatives not designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$2	$1
Commodity derivative contracts	Accrued liabilities	2	—
Cross-currency swap contracts	Accrued liabilities	17	—
Deferred compensation derivative contracts	Accrued liabilities	3	2
Cross-currency swap contracts	Other liabilities	74	14

Total derivatives not designated as hedges		$98	$17

Total liability derivatives		$143	$43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The derivative assets and liabilities are presented on a gross basis in the table. Certain derivative asset and liability balances, including cash collateral, are offset in the balance sheet when a legally enforceable right of offset exists.

The following table shows the effect of the company’s derivative instruments designated as cash-flow hedges for the years ended July 31, 2011 and August 1, 2010 on other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

Derivatives Designated as Cash-Flow Hedges

		Total
		Cash-Flow
		Hedge
		OCI Activity
		2011	2010

OCI derivative gain/(loss) at beginning of year		$(28)	$(31)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		(12)	(5)
Cross-currency swap contracts		—	4
Forward starting interest rate swaps		—	(14)
Commodity derivative contracts		—	1
Amount of (gain) or loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Other expenses/income	2	(1)
Foreign exchange forward contracts	Cost of products sold	4	17
Forward starting interest rate swaps	Interest expense	3	1

OCI derivative gain/(loss) at end of year		$(31)	$(28)

The amount expected to be reclassified from other comprehensive income into earnings within the next 12 months is a loss of $11. The ineffective portion and amount excluded from effectiveness testing were not material.

The following table shows the effect of the company’s derivative instruments designated as fair-value hedges on the Consolidated Statements of Earnings:

		Amount of		Amount of
		Gain or (Loss)		Gain or (Loss)
		Recognized in Earnings		Recognized in Earnings
Derivatives Designated	Location of Gain or (Loss)	on Derivatives		on Hedged Item
as Fair-Value Hedges	Recognized in Earnings	2011	2010	2011	2010

Interest rate swaps	Interest expense	$(13)	$8	$13	$(8)

The following table shows the effects of the company’s derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

		Amount of Gain or (Loss)
		Recognized in Earnings
	Location of Gain or (Loss)	on Derivatives
Derivatives not Designated as Hedges	Recognized in Earnings	2011	2010

Foreign exchange forward contracts	Other expenses/income	$—	$(8)
Foreign exchange forward contracts	Cost of products sold	(1)	—
Cross-currency swap contracts	Other expenses/income	(88)	(12)
Commodity derivative contracts	Cost of products sold	7	—
Deferred compensation derivative contracts	Administrative expenses	1	9

Total		$(81)	$(11)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Fair Value Measurements

The company is required to categorize financial assets and liabilities based on the following fair value hierarchy:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

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

Financial Assets and Financial Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the company’s financial assets and liabilities that are measured at fair value on a recurring basis at July 31, 2011 and August 1, 2010, consistent with the fair value hierarchy:

	Fair Value	Fair Value Measurements at			Fair Value	Fair Value Measurements at
	as of	July 31, 2011 Using			as of	August 1, 2010 Using
	July 31,	Fair Value Hierarchy			August 1,	Fair Value Hierarchy
	2011	Level 1	Level 2	Level 3	2010	Level 1	Level 2	Level 3

Assets
Interest rate swaps(1)	$33	$—	$33	$—	$46	$—	$46	$—
Foreign exchange forward contracts(2)	—	—	—	—	2	—	2	—
Cross-currency swap contracts(3)	1	—	1	—	17	—	17	—
Commodity derivative contracts(5)	3	3	—	—	4	4	—	—

Total assets at fair value	$37	$3	$34	$—	$69	$4	$65	$—

Liabilities
Foreign exchange forward contracts(2)	$9	$—	$9	$—	$2	$—	$2	$—
Cross-currency swap contracts(3)	129	—	129	—	38	—	38	—
Deferred compensation derivative contracts(4)	3	—	3	—	2	—	2	—
Commodity derivative contracts(5)	2	2	—	—	1	1	—	—
Deferred compensation obligation(6)	144	97	47	—	149	95	54	—

Total liabilities at fair value	$287	$99	$188	$—	$192	$96	$96	$—

(1)	Based on LIBOR swap rates.

(2)	Based on observable market transactions of spot currency rates and forward rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Based on observable local benchmarks for currency and interest rates.

(4)	Based on LIBOR and equity index swap rates.

(5)	Based on quoted futures exchanges.

(6)	Based on the fair value of the participants’ investments.

Items Measured at Fair Value on a Nonrecurring Basis

In addition to assets and liabilities measured at fair value on a recurring basis, the company is required to measure certain assets at fair value on a nonrecurring basis, generally as a result of an impairment charge. In 2011, as part of the company’s annual review of intangible assets, an impairment charge of $3 was recognized related to the Heisse Tasse trademark used in the International Simple Meals and Beverages segment. The fair value of the trademark was $11 at July 31, 2011 based on Level 3 inputs. Fair value was determined based on discounted cash flow analyses that include significant management assumptions such as revenue growth rates, weighted average cost of capital, and assumed royalty rates.

16.	Shareowners’ Equity

The company has authorized 560 million shares of Capital stock with $.0375 par value and 40 million shares of Preferred stock, issuable in one or more classes, with or without par as may be authorized by the Board of Directors. No Preferred stock has been issued.

Share Repurchase Programs

In June 2008, the company’s Board of Directors authorized the purchase of up to $1,200 of company stock through fiscal 2011. This program began in fiscal 2009 and was completed in fiscal 2011. In June 2011, the Board authorized the purchase of up to $1,000 of company stock. This program has no expiration date. In addition to these publicly announced programs, the company repurchases shares to offset the impact of dilution from shares issued under the company’s stock compensation plans.

In 2011, the company repurchased 21 million shares at a cost of $728. Of the 2011 repurchases, approximately 16 million shares at a cost of $550 were made pursuant to the company’s June 2008 publicly announced share repurchase program, which was completed in the fourth quarter of fiscal 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under these plans vest cumulatively over a three-year period at a rate of 30%, 60% and 100%, respectively. The option price may not be less than the fair market value of a share of common stock on the date of the grant.

Pursuant to the 2003 Long-Term Incentive Plan, in July 2005 the company adopted a long-term incentive compensation program which provides for grants of total shareowner return (TSR) performance restricted stock/units, EPS performance restricted stock/units, and time-lapse restricted stock/units. Initial grants made in accordance with this program were approved in September 2005. Under the program, awards of TSR performance restricted stock/units will be earned by comparing the company’s total shareowner return during a three-year period to the respective total shareowner returns of companies in a performance peer group. Based upon the company’s ranking in the performance peer group, a recipient of TSR performance restricted stock/units may earn a total award ranging from 0% to 225% of the initial grant. Awards of EPS performance restricted stock/units will be earned based upon the company’s achievement of annual earnings per share goals. During the three-year vesting period, a recipient of EPS performance restricted stock/units may earn a total award ranging from 0% to 100% of the initial grant. Awards of time-lapse restricted stock/units will vest ratably over the three-year period. In addition, the company may issue special grants of time-lapse restricted stock/units to attract and retain executives which vest ratably over various periods. Awards are generally granted annually in October. Annual stock option grants are not part of the long-term incentive compensation program for 2009, 2010, and 2011. However, stock options may still be granted on a selective basis under the 2003 and 2005 Long-Term Incentive Plans.

Total pre-tax stock-based compensation expense recognized in Earnings from continuing operations was $87 for 2011, $88 for 2010, and $84 for 2009. Tax related benefits of $32 were recognized for 2011, $33 were recognized for 2010 and $31 were recognized for 2009.

Information about stock options and related activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	2011	Price	Life	Value
	(Options in	(In years)
	thousands)

Beginning of year	12,473	$26.47
Granted	—	$—
Exercised	(3,737)	$26.97
Terminated	(30)	$33.82

End of year	8,706	$26.23	2.2	$59

Exercisable at end of year	8,706	$26.23	2.2	$59

The total intrinsic value of options exercised during 2011, 2010, and 2009 was $29, $33, and $30, respectively. As of January 2009, compensation related to stock options was fully expensed. The company measured the fair value of stock options using the Black-Scholes option pricing model.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes time-lapse restricted stock/units and EPS performance restricted stock/units activity:

		Weighted-Average
		Grant-Date
	Shares/Units	Fair Value
	(Restricted
	stock/units
	in thousands)

Nonvested at August 1, 2010	2,395	$35.05
Granted	1,585	$35.64
Vested	(1,113)	$35.74
Forfeited	(157)	$35.11

Nonvested at July 31, 2011	2,710	$35.11

The fair value of time-lapse restricted stock/units and EPS performance restricted stock/units is determined based on the number of shares granted and the quoted price of the company’s stock at the date of grant. Time-lapse restricted stock/units are expensed on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis. EPS performance restricted stock/units are expensed on a graded-vesting basis, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis.

On July 1, 2011, the company issued approximately 400,000 special retention time-lapse restricted stock units to certain executives to support the successful execution of the company’s shift in strategic direction and leadership transition. The awards vest over a two-year period. The grant-date fair value was $34.65 and is included in the table above.

As of July 31, 2011, total remaining unearned compensation related to nonvested time-lapse restricted stock/units and EPS performance restricted stock/units was $46, which will be amortized over the weighted-average remaining service period of 1.7 years. The fair value of restricted stock/units vested during 2011, 2010, and 2009 was $40, $32, and $47, respectively. The weighted-average grant-date fair value of restricted stock/units granted during 2010 and 2009 was $32.25 and $39.50, respectively.

The following table summarizes TSR performance restricted stock/units activity:

		Weighted-Average
		Grant-Date
	Shares/Units	Fair Value
	(Restricted
	stock/units in
	thousands)

Nonvested at August 1, 2010	3,581	$38.02
Granted	1,255	$43.18
Vested	(1,062)	$34.65
Forfeited	(343)	$39.74

Nonvested at July 31, 2011	3,431	$40.78

The company estimates the fair value of TSR performance restricted stock/units at the grant date using a Monte Carlo simulation. Assumptions used in the Monte Carlo simulation were as follows:

	2011	2010	2009

Risk-free interest rate	0.59%	1.27%	2.06%
Expected dividend yield	3.00%	3.06%	2.46%
Expected volatility	23.71%	24.83%	18.57%
Expected term	3 yrs.	3 yrs.	3 yrs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation expense is recognized on a straight-line basis over the service period. As of July 31, 2011, total remaining unearned compensation related to TSR performance restricted stock/units was $53, which will be amortized over the weighted-average remaining service period of 1.7 years. In the first quarter of fiscal 2011, recipients of TSR performance restricted stock/units earned 100% of their initial grants based upon the company’s TSR ranking in a performance peer group during a three-year period ended July 30, 2010. The total fair value of TSR performance restricted stock/units vested during 2011, 2010 and 2009 was $38, $31 and $58, respectively. The grant-date fair value of TSR performance restricted stock/units granted during 2010 and 2009 was $33.84 and $47.20, respectively. In the first quarter of 2012, recipients of TSR performance restricted stock/units will receive 0% of the initial grant based upon the company’s TSR ranking in a performance peer group during the three-year period ended July 31, 2011.

Prior to fiscal 2009, employees could elect to defer all types of restricted stock awards. These awards were classified as liabilities because of the possibility that they may be settled in cash. The fair value was adjusted quarterly. As of October 2010, these awards were fully vested. The total cash paid to settle the liabilities in 2011, 2010, and 2009 was not material.

The excess tax benefits on the exercise of stock options and vested restricted stock presented as cash flows from financing activities were $11 in 2011 and 2010 and $18 in 2009. Cash received from the exercise of stock options was $96, $139, and $72, for 2011, 2010, and 2009, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

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

The company has certain operating lease commitments, primarily related to warehouse and office facilities, retail store space and certain equipment. Rent expense under operating lease commitments was $50 in 2011, $48 in 2010, and $47 in 2009. Future minimum annual rental payments under these operating leases are as follows:

2012	2013	2014	2015	2016	Thereafter

$45	$34	$29	$24	$22	$52

The company guarantees approximately 2,000 bank loans made to Pepperidge Farm independent sales distributors by third party financial institutions for the purchase of distribution routes. The maximum potential amount of future payments the company could be required to make under the guarantees is $162. The company’s guarantees are indirectly secured by the distribution routes. The company does not believe it is probable that it will be required to make guarantee payments as a result of defaults on the bank loans guaranteed. The amounts recognized as of July 31, 2011 and August 1, 2010 were not material.

In connection with the sale of certain Australian salty snack food brands and assets, the company agreed to provide a loan facility to the buyer of AUD $10, or approximately USD $10. The facility was drawn down in AUD $5 increments in 2009. Borrowings under the facility are to be repaid in 2013.

The company has provided certain standard indemnifications in connection with divestitures, contracts and other transactions. Certain indemnifications have finite expiration dates. Liabilities recognized based on known exposures related to such matters were not material at July 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Supplemental Financial Statement Data

Balance Sheets

	2011	2010

Accounts receivable
Customer accounts receivable	$530	$483
Allowances	(11)	(17)

Subtotal	519	466
Other	41	46

	$560	$512

Inventories
Raw materials, containers, and supplies	$261	$261
Finished products	506	463

	$767	$724

Other current assets
Deferred taxes	$112	$128
Fair value of derivatives	1	16
Other	39	53

	$152	$197

Plant assets
Land	$64	$61
Buildings	1,224	1,182
Machinery and equipment	3,896	3,651
Projects in progress	179	149

Total cost	5,363	5,043
Accumulated depreciation(1)	(3,260)	(2,992)

	$2,103	$2,051

Other assets
Fair value of derivatives	$20	$34
Deferred taxes	47	21
Other	69	55

	$136	$110

Accrued liabilities
Accrued compensation and benefits	$231	$229
Fair value of derivatives	37	2
Accrued trade and consumer promotion programs	132	129
Accrued interest	32	47
Restructuring	39	1
Other	148	152

	$619	$560

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2011	2010

Other liabilities
Pension benefits	$319	$500
Deferred compensation(2)	144	149
Postretirement benefits	344	332
Fair value of derivatives	90	22
Unrecognized tax benefits	51	45
Other	35	31

	$983	$1,079

(1)	Depreciation expense was $265 in 2011, $251 in 2010, and $264 in 2009. Buildings are depreciated over periods ranging from 7 to 45 years. Machinery and equipment are depreciated over periods generally ranging from 2 to 20 years.

(2)	The deferred compensation obligation represents unfunded plans maintained for the purpose of providing the company’s directors and certain of its executives the opportunity to defer a portion of their compensation. All forms of compensation contributed to the deferred compensation plans are accounted for in accordance with the underlying program. Deferrals and company contributions are credited to an investment account in the participant’s name, although no funds are actually contributed to the investment account and no investments are actually purchased. Six investment choices are available, including: (1) a book account that tracks the total return on company stock; (2) a book account that tracks the performance of the Vanguard Institutional Index; (3) a book account that tracks the performance of the Vanguard Extended Market Index; (4) a book account that tracks the performance of the Vanguard Total International Stock Fund; (5) a book account that tracks the performance of the Vanguard Total Bond Market Index; and (6) a book account that tracks the performance of Charles Schwab Stable Value Fund. Participants can reallocate investments daily and are entitled to the gains and losses on investment funds. The company recognizes an amount in the Consolidated Statements of Earnings for the market appreciation/depreciation of each fund.

Statements of Earnings

	2011	2010	2009

Other Expenses/(Income)
Foreign exchange (gains)/losses	$5	$1	$(7)
Amortization/impairment of intangible and other assets(1)	3	—	67
Other	5	3	1

	$13	$4	$61

Interest expense
Interest expense	$123	$116	$114
Less: Interest capitalized	1	4	4

	$122	$112	$110

(1)	In 2011, a $3 impairment charge was recognized related to a trademark. In 2009, a $67 impairment charge was recognized on certain trademarks. See also Note 5.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows

Cash Flows From Operating Activities	2011	2010	2009

Other non-cash charges to net earnings
Non-cash compensation/benefit related expense	$104	$90	$59
Other	4	9	(2)

	$108	$99	$57

Other
Benefit related payments	$(48)	$(58)	$(52)
Other	(7)	(12)	7

	$(55)	$(70)	$(45)

Other Cash Flow Information
Interest paid	$142	$118	$120
Interest received	$11	$6	$4
Income taxes paid	$304	$333	$144

20.	Quarterly Data (unaudited)

	2011
	First	Second	Third	Fourth

Net sales	$2,172	$2,127	$1,813	$1,607
Gross profit	894	838	732	639
Net earnings attributable to Campbell Soup Company(1)	279	239	187	100
Per share — basic
Net earnings attributable to Campbell Soup Company	0.82	0.72	0.58	0.31
Dividends	0.275	0.29	0.29	0.29
Per share — assuming dilution
Net earnings attributable to Campbell Soup Company(1)	0.82	0.71	0.57	0.31
Market price
High	$37.59	$36.99	$35.00	$35.66
Low	$35.32	$33.44	$32.66	$32.80

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010
	First	Second	Third	Fourth

Net sales	$2,203	$2,153	$1,802	$1,518
Gross profit	923	871	743	613
Net earnings attributable to Campbell Soup Company(2)	304	259	168	113
Per share — basic
Net earnings attributable to Campbell Soup Company	0.87	0.74	0.49	0.33
Dividends	0.25	0.275	0.275	0.275
Per share — assuming dilution
Net earnings attributable to Campbell Soup Company(2)	0.87	0.74	0.49	0.33
Market price
High	$33.98	$35.80	$36.25	$37.50
Low	$29.81	$30.96	$32.18	$34.18

(1)	Includes a $41 ($.12 per diluted share) restructuring charge in the fourth quarter related to the 2011 initiatives to improve supply chain efficiency, reduce overhead costs, and exit the Russian market. See also Note 7.

(2)	Includes an $8 ($.02 per diluted share) restructuring charge in the third quarter for pension benefit costs related to the 2008 initiatives to improve operational efficiency and long-term profitability. See also Note 7.

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

The Audit Committee of the Board of Directors, which is composed entirely of Directors who are not officers or employees of the company, meets regularly with the company’s worldwide internal auditing department, other management personnel, and the independent registered public accounting firm. The independent registered public accounting firm and the internal auditing department have had, and continue to have, direct access to the Audit Committee without the presence of other management personnel, and have been directed to discuss the results of their audit work and any matters they believe should be brought to the Committee’s attention. The internal auditing department and the independent registered public accounting firm report directly to the Audit Committee.

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of July 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment using those criteria, management concluded that the company’s internal control over financial reporting was effective as of July 31, 2011.

The effectiveness of the company’s internal control over financial reporting as of July 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

/s/  Denise M. Morrison
Denise M. Morrison
President and Chief Executive Officer

/s/  B. Craig Owens
B. Craig Owens
Senior Vice President — Chief Financial Officer
and Chief Administrative Officer

/s/  Anthony P. DiSilvestro
Anthony P. DiSilvestro
Senior Vice President — Finance
(Principal Accounting Officer)

September 28, 2011

Report of Independent Registered Public Accounting Firm

To the Shareowners and Directors of Campbell Soup Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of equity, and of cash flows present fairly, in all material respects, the financial position of Campbell Soup Company and its subsidiaries at July 31, 2011 and August 1, 2010, and the results of their operations and their cash flows for each of the three fiscal years in the period ended July 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents in the computation of earnings per share pursuant to the two-class method in 2010.

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

September 28, 2011

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and Senior Vice President — Chief Financial Officer and Chief Administrative Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of July 31, 2011. Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer and Chief Administrative Officer have concluded that, as of July 31, 2011, the company’s disclosure controls and procedures are effective.

The annual report of management on the company’s internal control over financial reporting is provided under “Financial Statements and Supplementary Data” on pages 74-75. The attestation report of PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm, regarding the company’s internal control over financial reporting is provided under “Financial Statements and Supplementary Data” on page 76.

There were no changes in the company’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, such internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The sections entitled “Election of Directors,” “Security Ownership of Directors and Executive Officers” and “Director and Executive Officer Stock Ownership Reports” in the company’s Proxy Statement for the Annual Meeting of Shareowners to be held on November 17, 2011 (the 2011 Proxy) are incorporated herein by reference. The information presented in the section entitled “Corporate Governance — Board Committee Structure” in the 2011 Proxy relating to the members of the company’s Audit Committee and the Audit Committee’s financial expert is incorporated herein by reference.

Certain of the information required by this Item relating to the executive officers of the company is set forth under the heading “Executive Officers of the Company.”

The company has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers that applies to the company’s Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Controller and members of the Chief Financial Officer’s financial leadership team. The Code of Ethics for the Chief Executive Officer and Senior Financial Officers is posted on the company’s website, www.campbellsoupcompany.com (under the “Governance” caption). The company intends to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for the Chief Executive Officer and Senior Financial Officers by posting such information on its website.

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

The information presented in the sections entitled “Compensation Discussion and Analysis,” “Fiscal 2011 Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal 2011,” “Outstanding Equity Awards at 2011 Fiscal Year-End,” “Option Exercises and Stock Vested in Fiscal 2011,” “Pension Benefits — Fiscal 2011,” “Nonqualified Deferred Compensation — Fiscal 2011,” “Potential Payments Upon Termination or Change in Control,” “Fiscal 2011 Director Compensation,” “Corporate Governance — Compensation and Organization Committee Interlocks and Insider Participation” and “Compensation and Organization Committee Report” in the 2011 Proxy is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareowner Matters

The information presented in the sections entitled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2011 Proxy is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the company’s stock that could have been issued under the company’s equity compensation plans as of July 31, 2011:

Number of Securities
	Number of	Weighted-	Remaining Available
	Securities to be	Average	For
	Issued Upon	Exercise Price	Future Issuance Under
	Exercise of	of	Equity Compensation
	Outstanding	Outstanding	Plans
	Options,	Options,	(Excluding Securities
	Warrants	Warrants and	Reflected in the First
Plan Category	and Rights(a)	Rights(b)	Column)(c)

Equity Compensation Plans Approved by Security Holders(1)	14,842,965	$26.23	12,099,132
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	14,842,965	$26.23	12,099,132

(1)	Column (a) represents stock options and restricted stock units outstanding under the 2005 Long-Term Plan, the 2003 Long-Term Plan and the 1994 Long-Term Plan. No additional awards can be made under the 1994 Long-Term Plan. Future equity awards under the 2005 Long-Term Plan and the 2003 Long-Term Plan may take the form of stock options, SARs, performance unit awards, restricted stock, restricted performance stock, restricted stock units or stock awards. Column (b) represents the weighted-average exercise price of the outstanding stock options only; the outstanding restricted stock and restricted stock units are not included in this calculation. Column (c) represents the maximum aggregate number of future equity awards that can be made under the 2005 Long-Term Plan and the 2003 Long-Term Plan as of July 31, 2011. The maximum number of future equity awards that can be made under the 2005 Long-Term Plan as of July 31, 2011 is 10,500,021. The maximum number of future equity awards that can be made under the 2003 Long-Term Plan as of July 31, 2011 is 1,599,111 (the 2003 Plan Limit). Each stock option or SAR awarded under the 2003 Long-Term Plan reduces the 2003 Plan Limit by one share. Each restricted stock unit, restricted stock, restricted performance stock unit, restricted performance stock or stock award under the 2003 Long-Term Plan reduces the 2003 Plan Limit by four shares. In the event any award (or portion thereof) under the 1994 Long-Term Plan lapses, expires or is otherwise terminated without the issuance of any company stock or is settled by delivery of consideration other than company stock, the maximum number of future equity awards that can be made under the 2003 Long-Term Plan automatically increases by the number of such shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information presented in the section entitled “Transactions with Related Persons,” “Corporate Governance — Director Independence” and “Corporate Governance — Board Committee Structure” in the 2011 Proxy is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information presented in the section entitled “Independent Registered Public Accounting Firm Fees and Services” in the 2011 Proxy is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.	Financial Statements

•	Consolidated Statements of Earnings for 2011, 2010 and 2009

•	Consolidated Balance Sheets as of July 31, 2011 and August 1, 2010

•	Consolidated Statements of Cash Flows for 2011, 2010 and 2009

•	Consolidated Statements of Equity for 2011, 2010 and 2009

•	Notes to Consolidated Financial Statements

•	Management’s Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedule

•	II — Valuation and Qualifying Accounts for 2011, 2010, and 2009

3.	Exhibits

3(i)	Campbell’s Restated Certificate of Incorporation as amended through February 24, 1997 was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 28, 2002, and is incorporated herein by reference.
3(ii)	Campbell’s By-Laws, effective August 1, 2011, were filed with the SEC on a Form 8-K (SEC file number 1-3822) on June 24, 2011, and are incorporated herein by reference.
4(a)	With respect to Campbell’s 5.000% notes due 2012 and 4.875% notes due 2013, the form of Indenture between Campbell and Deutsche Bank Trust Company Americas (successor in interest to Bankers Trust Company), as Trustee, and the associated form of security were filed with the SEC with Campbell’s Registration Statement No. 333-11497, and are incorporated herein by reference.
4(b)	With respect to Campbell’s 3.375% notes due 2014, 3.050% notes due 2014, 4.500% notes due 2019, and 4.250% notes due 2021, the form of Indenture between Campbell and The Bank of New York Mellon, as Trustee, and the associated form of security were filed with the SEC with Campbell’s Registration Statement No. 333-155626, and are incorporated herein by reference.
4(c)	Except as described in 4(a) and 4(b) above, there is no instrument with respect to long-term debt of the company that involves indebtedness or securities authorized thereunder exceeding 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. The company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the company upon request of the SEC.

9	Major Stockholders’ Voting Trust Agreement dated June 2, 1990, as amended, was filed with the SEC by (i) Campbell as Exhibit 99.C to Campbell’s Schedule 13E-4 (SEC file number 5-7735) filed on September 12, 1996, and (ii) with respect to certain subsequent amendments, the Trustees of the Major Stockholders’ Voting Trust as Exhibit 99.G to Amendment No. 7 to their Schedule 13D (SEC file number 5-7735) dated March 3, 2000, and as Exhibit 99.M to Amendment No. 8 to their Schedule 13D (SEC file number 5-7735) dated January 26, 2001, and as Exhibit 99.P to Amendment No. 9 to their Schedule 13D (SEC file number 5-7735) dated September 30, 2002, and is incorporated herein by reference.
10(a)	Campbell Soup Company 1994 Long-Term Incentive Plan, as amended on November 17, 2000, was filed with the SEC with Campbell’s 2000 Proxy Statement (SEC file number 1-3822), and is incorporated herein by reference.
10(b)	Campbell Soup Company 2003 Long-Term Incentive Plan, as amended and restated on September 25, 2008, was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended August 3, 2008, and is incorporated herein by reference.
10(c)	Campbell Soup Company 2005 Long-Term Incentive Plan, as amended and restated on November 18, 2010, was filed with the SEC with Campbell’s 2010 Proxy Statement (SEC file number 1-3822), and is incorporated herein by reference.
10(d)	Campbell Soup Company Annual Incentive Plan, as amended on November 18, 2004, was filed with the SEC with Campbell’s 2004 Proxy Statement (SEC file number 1-3822), and is incorporated herein by reference.
10(e)	Campbell Soup Company Mid-Career Hire Pension Plan, as amended and restated effective as of January 1, 2009, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2009, and is incorporated herein by reference.
10(f)	First Amendment to the Campbell Soup Company Mid-Career Hire Pension Plan, effective as of December 31, 2010, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 30, 2011, and is incorporated herein by reference.
10(g)	Deferred Compensation Plan, effective November 18, 1999, was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 30, 2000, and is incorporated herein by reference.
10(h)	Campbell Soup Company Supplemental Retirement Plan (formerly known as Deferred Compensation Plan II), as amended and restated effective as of January 1, 2011.
10(i)	Severance Protection Agreement dated January 8, 2001, with Douglas R. Conant, President and Chief Executive Officer through fiscal 2011, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 28, 2001, and is incorporated herein by reference. Agreements with the other executive officers listed under the heading “Executive Officers of the Company” (other than B. Craig Owens) are in all material respects the same as Mr. Conant’s agreement.
10(j)	Amendment to the Severance Protection Agreement dated February 26, 2008, with Douglas R. Conant, President and Chief Executive Officer through fiscal 2011, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 2, 2008, and is incorporated herein by reference. Amendments with the other executive officers listed under the heading “Executive Officers of the Company” (other than B. Craig Owens) are in all material respects the same as Mr. Conant’s agreement.
10(k)	Form of U.S. Severance Protection Agreement, which is applicable to executives hired after March 1, 2008 and before August 1, 2011 (such as B. Craig Owens), was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 2, 2008, and is incorporated herein by reference.
10(l)	Form of Non-U.S. Severance Protection Agreement, which is applicable to executives hired after March 1, 2008 and before August 1, 2011, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 2, 2008, and is incorporated herein by reference.
10(m)	Form of U.S. Severance Protection Agreement, which is applicable to executives hired on or after August 1, 2011.
10(n)	Form of Non-U.S. Severance Protection Agreement, which is applicable to executives hired on or after August 1, 2011.

10(o)	Campbell Soup Company Severance Pay Plan for Salaried Employees, as amended and restated effective January 1, 2011, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended May 1, 2011, and is incorporated herein by reference.
10(p)	Campbell Soup Company Supplemental Employees’ Retirement Plan, as amended and restated effective January 1, 2009, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2009, and is incorporated herein by reference.
10(q)	First Amendment to the Campbell Soup Company Supplemental Employees’ Retirement Plan, effective as of December 31, 2010, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 30, 2011, and is incorporated herein by reference.
10(r)	2003 Long-Term Incentive Plan Time-Lapse Restricted Stock Unit Agreement, dated as of November 1, 2008, between the company and B. Craig Owens was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 2, 2008, and is incorporated herein by reference.
10(s)	Form of 2005 Long-Term Incentive Plan Time-Lapse Restricted Stock Unit Agreement, which is applicable to the July 1, 2011 restricted stock unit grants to each of B. Craig Owens and Ellen O. Kaden, was filed with the SEC on a Form 8-K (SEC file number 1-3822) on July 1, 2011, and is incorporated herein by reference.
21	Subsidiaries (Direct and Indirect) of the company.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31(a)	Certification of Denise M. Morrison pursuant to Rule 13a-14(a).
31(b)	Certification of B. Craig Owens pursuant to Rule 13a-14(a).
32(a)	Certification of Denise M. Morrison pursuant to 18 U.S.C. Section 1350.
32(b)	Certification of B. Craig Owens pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Campbell has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2011

CAMPBELL SOUP COMPANY

By:	/s/ B. Craig Owens
B. Craig Owens
Senior Vice President — Chief
Financial Officer and Chief
Administrative Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Campbell and in the capacity and on the date indicated.

Date: September 28, 2011

/s/ B. Craig Owens	/s/ Anthony P. DiSilvestro

B. Craig Owens	Anthony P. DiSilvestro
Senior Vice President — Chief Financial	Senior Vice President — Finance
Officer and Chief Administrative Officer	(Principal Accounting Officer)

Paul R. Charron	Chairman and Director	}
Denise M. Morrsion	President, Chief Executive	}
	Officer and Director	}
Edmund M. Carpenter	Director	}
Bennett Dorrance	Director	}
Harvey Golub	Director	}
Lawrence C. Karlson	Director	}	By: /s/ Ellen Oran Kaden
Randall W. Larrimore	Director	}	Ellen Oran Kaden
Mary Alice D. Malone	Director	}	Senior Vice President —
Sara Mathew	Director	}	Law and Government
William D. Perez	Director	}	Affairs
Charles R. Perrin	Director	}
A. Barry Rand	Director	}
Nick Shreiber	Director	}
Archbold D. van Beuren	Director	}
Les C. Vinney	Director	}
Charlotte C. Weber	Director	}

Schedule II

CAMPBELL SOUP COMPANY
Valuation and Qualifying Accounts

For the Fiscal Years ended July 31, 2011, August 1, 2010, and August 2, 2009

		Charged to/
		(Reduction in)
	Balance at	Costs		Balance at
	Beginning of	and		End of
	Period	Expenses	Deductions	Period
	(Dollars in millions)

Fiscal year ended July 31, 2011
Cash discount	$5	$113	$(113)	$5
Bad debt reserve	4	2	(4)	2
Returns reserve(1)	8	(2)	(2)	4

Total Accounts receivable allowances	$17	$113	$(119)	$11

Fiscal year ended August 1, 2010
Cash discount	$5	$116	$(116)	$5
Bad debt reserve	3	2	(1)	4
Returns reserve(1)	11	(3)	—	8

Total Accounts receivable allowances	$19	$115	$(117)	$17

Fiscal year ended August 2, 2009
Cash discount	$5	$116	$(116)	$5
Bad debt reserve	5	1	(3)	3
Returns reserve(1)	11	—	—	11

Total Accounts receivable allowances	$21	$117	$(119)	$19

(1)	The returns reserve is evaluated quarterly and adjusted accordingly. During each period, returns are charged to net sales in the Consolidated Statements of Earnings as incurred. Actual returns were approximately $145 in 2011, $130 in 2010, and $140 in 2009, or less than 2% of net sales.

INDEX OF EXHIBITS

Document
3(i)	Campbell’s Restated Certificate of Incorporation as amended through February 24, 1997 was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 28, 2002, and is incorporated herein by reference.

3(ii)	Campbell’s By-Laws, effective August 1, 2011, were filed with the SEC on a Form 8-K (SEC file number 1-3822) on June 24, 2011, and are incorporated herein by reference.

4(a)	With respect to Campbell’s 5.000% notes due 2012 and 4.875% notes due 2013, the form of Indenture between Campbell and Deutsche Bank Trust Company Americas (successor in interest to Bankers Trust Company), as Trustee, and the associated form of security were filed with the SEC with Campbell’s Registration Statement No. 333-11497, and are incorporated herein by reference.

4(b)	With respect to Campbell’s 3.375% notes due 2014, 3.050% notes due 2014, 4.500% notes due 2019, and 4.250% notes due 2021, the form of Indenture between Campbell and The Bank of New York Mellon, as Trustee, and the associated form of security were filed with the SEC with Campbell’s Registration Statement No. 333-155626, and are incorporated herein by reference.

4(c)	Except as described in 4(a) and 4(b) above, there is no instrument with respect to long-term debt of the company that involves indebtedness or securities authorized thereunder exceeding 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. The company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the company upon request of the SEC.

9	Major Stockholders’ Voting Trust Agreement dated June 2, 1990, as amended, was filed with the SEC by (i) Campbell as Exhibit 99.C to Campbell’s Schedule 13E-4 (SEC file number 5-7735) filed on September 12, 1996, and (ii) with respect to certain subsequent amendments, the Trustees of the Major Stockholders’ Voting Trust as Exhibit 99.G to Amendment No. 7 to their Schedule 13D (SEC file number 5-7735) dated March 3, 2000, and as Exhibit 99.M to Amendment No. 8 to their Schedule 13D (SEC file number 5-7735) dated January 26, 2001, and as Exhibit 99.P to Amendment No. 9 to their Schedule 13D (SEC file number 5-7735) dated September 30, 2002, and is incorporated herein by reference.

10(a)	Campbell Soup Company 1994 Long-Term Incentive Plan, as amended on November 17, 2000, was filed with the SEC with Campbell’s 2000 Proxy Statement (SEC file number 1-3822), and is incorporated herein by reference.

10(b)	Campbell Soup Company 2003 Long-Term Incentive Plan, as amended and restated on September 25, 2008, was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended August 3, 2008, and is incorporated herein by reference.

10(c)	Campbell Soup Company 2005 Long-Term Incentive Plan, as amended and restated on November 18, 2010, was filed with the SEC with Campbell’s 2010 Proxy Statement (SEC file number 1-3822), and is incorporated herein by reference.

10(d)	Campbell Soup Company Annual Incentive Plan, as amended on November 18, 2004,

Document
was filed with the SEC with Campbell’s 2004 Proxy Statement (SEC file number 1-3822), and is incorporated herein by reference.

10(e)	Campbell Soup Company Mid-Career Hire Pension Plan, as amended and restated effective as of January 1, 2009, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2009, and is incorporated herein by reference.

10(f)	First Amendment to the Campbell Soup Company Mid-Career Hire Pension Plan, effective as of December 31, 2010, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 30, 2011, and is incorporated herein by reference.

10(g)	Deferred Compensation Plan, effective November 18, 1999, was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 30, 2000, and is incorporated herein by reference.

10(h)	Campbell Soup Company Supplemental Retirement Plan (formerly known as Deferred Compensation Plan II), as amended and restated effective as of January 1, 2011.

10(i)	Severance Protection Agreement dated January 8, 2001, with Douglas R. Conant, President and Chief Executive Officer through fiscal 2011, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 28, 2001, and is incorporated herein by reference. Agreements with the other executive officers listed under the heading “Executive Officers of the Company” (other than B. Craig Owens) are in all material respects the same as Mr. Conant’s agreement.

10(j)	Amendment to the Severance Protection Agreement dated February 26, 2008, with Douglas R. Conant, President and Chief Executive Officer through fiscal 2011, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 2, 2008, and is incorporated herein by reference. Amendments with the other executive officers listed under the heading “Executive Officers of the Company” (other than B. Craig Owens) are in all material respects the same as Mr. Conant’s agreement.

10(k)	Form of U.S. Severance Protection Agreement, which is applicable to executives hired after March 1, 2008 and before August 1, 2011 (such as B. Craig Owens), was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 2, 2008, and is incorporated herein by reference.

10(l)	Form of Non-U.S. Severance Protection Agreement, which is applicable to executives hired after March 1, 2008 and before August 1, 2011, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 2, 2008, and is incorporated herein by reference.

10(m)	Form of U.S. Severance Protection Agreement, which is applicable to executives hired on or after August 1, 2011.

10(n)	Form of Non-U.S. Severance Protection Agreement, which is applicable to executives hired on or after August 1, 2011.

10(o)	Campbell Soup Company Severance Pay Plan for Salaried Employees, as amended and restated effective January 1, 2011, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended May 1, 2011, and is

Document
incorporated herein by reference.

10(p)	Campbell Soup Company Supplemental Employees’ Retirement Plan, as amended and restated effective January 1, 2009, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2009, and is incorporated herein by reference.

10(q)	First Amendment to the Campbell Soup Company Supplemental Employees’ Retirement Plan, effective as of December 31, 2010, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 30, 2011, and is incorporated herein by reference.

10(r)	2003 Long-Term Incentive Plan Time-Lapse Restricted Stock Unit Agreement, dated as of November 1, 2008, between the company and B. Craig Owens was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 2, 2008, and is incorporated herein by reference.

10(s)	Form of 2005 Long-Term Incentive Plan Time-Lapse Restricted Stock Unit Agreement, which is applicable to the July 1, 2011 restricted stock unit grants to each of B. Craig Owens and Ellen O. Kaden, was filed with the SEC on a Form 8-K (SEC file number 1-3822) on July 1, 2011, and is incorporated herein by reference.

21	Subsidiaries (Direct and Indirect) of the company.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31(a)	Certification of Denise M. Morrison pursuant to Rule 13a-14(a).

31(b)	Certification of B. Craig Owens pursuant to Rule 13a-14(a).

32(a)	Certification of Denise M. Morrison pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of B. Craig Owens pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document