Form 10-Q
period 2011-10-30
CAMPBELL SOUP CO
filed 2011-12-07
CIK 16732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 30, 2011	Commission File Number 1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.

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

There were 318,725,649 shares of capital stock outstanding as of December 1, 2011.

Part I.

ITEM 1. FINANCIAL INFORMATION

CAMPBELL SOUP COMPANY

Consolidated Statements of Earnings

(unaudited)

(millions, except per share amounts)

	Three Months Ended
	October 30, 2011	October 31, 2010

Net sales	$2,161	$2,172

Costs and expenses
Cost of products sold	1,307	1,278
Marketing and selling expenses	261	277
Administrative expenses	145	140
Research and development expenses	30	31
Other expenses / (income)	—	2
Restructuring charges	2	—
Total costs and expenses	1,745	1,728
Earnings before interest and taxes	416	444
Interest expense	30	32
Interest income	2	2
Earnings before taxes	388	414
Taxes on earnings	125	135
Net earnings	263	279
Less: Net earnings (loss) attributable to noncontrolling interests	(2)	—
Net earnings attributable to Campbell Soup Company	$265	$279

Per Share — Basic

Net earnings attributable to Campbell Soup Company	$.82	$.82

Dividends	$.29	$.275

Weighted average shares outstanding — basic	320	335

Per Share — Assuming Dilution

Net earnings attributable to Campbell Soup Company	$.82	$.82

Weighted average shares outstanding — assuming dilution	322	338

See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY

Consolidated Balance Sheets

(unaudited)

(millions, except per share amounts)

	October 30, 2011	July 31, 2011
Current assets
Cash and cash equivalents	$285	$484
Accounts receivable	788	560
Inventories	889	767
Other current assets	161	152
Total current assets	2,123	1,963
Plant assets, net of depreciation	2,057	2,103
Goodwill	2,096	2,133
Other intangible assets, net of amortization	523	527
Other assets	149	136
Total assets	$6,948	$6,862

Current liabilities
Short-term borrowings	$567	$657
Payable to suppliers and others	661	585
Accrued liabilities	606	619
Dividend payable	94	95
Accrued income taxes	105	33
Total current liabilities	2,033	1,989
Long-term debt	2,422	2,427
Deferred taxes	402	367
Other liabilities	924	983
Total liabilities	5,781	5,766
Campbell Soup Company shareowners’ equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20
Additional paid-in capital	313	331
Earnings retained in the business	9,355	9,185
Capital stock in treasury, at cost	(8,061)	(8,021)
Accumulated other comprehensive loss	(466)	(427)
Total Campbell Soup Company shareowners’ equity	1,161	1,088
Noncontrolling interests	6	8
Total equity	1,167	1,096
Total liabilities and equity	$6,948	$6,862

See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY

Consolidated Statements of Cash Flows

(unaudited)

(millions)

	Three Months Ended
	October 30, 2011	October 31, 2010
Cash flows from operating activities:
Net earnings	$263	$279
Adjustments to reconcile net earnings to operating cash flow
Restructuring charges	2	—
Stock-based compensation	22	21
Depreciation and amortization	63	65
Deferred income taxes	27	30
Other, net	32	31
Changes in working capital
Accounts receivable	(238)	(280)
Inventories	(131)	(101)
Prepaid assets	(15)	(8)
Accounts payable and accrued liabilities	126	82
Pension fund contributions	(59)	(131)
Payments of hedging activities	(7)	(1)
Other	(12)	(16)
Net cash provided by (used in) operating activities	73	(29)
Cash flows from investing activities:
Purchases of plant assets	(35)	(27)
Sales of plant assets	—	7
Other, net	1	—
Net cash used in investing activities	(34)	(20)
Cash flows from financing activities:
Net short-term borrowings (repayments)	(65)	294
Dividends paid	(95)	(94)
Treasury stock purchases	(85)	(156)
Treasury stock issuances	16	22
Excess tax benefits on stock-based compensation	—	3
Net cash (used in) provided by financing activities	(229)	69
Effect of exchange rate changes on cash	(9)	17
Net change in cash and cash equivalents	(199)	37
Cash and cash equivalents — beginning of period	484	254
Cash and cash equivalents — end of period	$285	$291

See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY

Consolidated Statements of Equity

(unaudited)

(millions, except per share amounts)

	Campbell Soup Company Shareowners’ Equity
	Capital Stock					Earnings	Accumulated
	Issued		In Treasury		Additional	Retained	Other
	Shares	Amount	Shares	Amount	Paid-in Capital	in the Business	Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance at August 1, 2010	542	$20	(206)	$(7,459)	$341	$8,760	$(736)	$3	$929

Comprehensive income (loss)
Net earnings (loss)						279		—	279
Foreign currency translation adjustments, net of tax							112	—	112
Cash-flow hedges, net of tax							1		1
Pension and postretirement benefits, net of tax							10		10
Other comprehensive income (loss)							123	—	123
Total comprehensive income (loss)									402
Dividends ($.275 per share)						(94)			(94)
Treasury stock purchased			(4)	(156)					(156)
Treasury stock issued under management incentive and stock option plans			2	70	(47)				23
Balance at October 31, 2010	542	$20	(208)	$(7,545)	$294	$8,945	$(613)	$3	$1,104

Balance at July 31, 2011	542	$20	(222)	$(8,021)	$331	$9,185	$(427)	$8	$1,096

Comprehensive income (loss)
Net earnings (loss)						265		(2)	263
Foreign currency translation adjustments, net of tax							(61)	—	(61)
Cash-flow hedges, net of tax							6		6
Pension and postretirement benefits, net of tax							16		16
Other comprehensive income (loss)							(39)	—	(39)
Total comprehensive income (loss)									224
Dividends ($.29 per share)						(95)			(95)
Treasury stock purchased			(3)	(85)					(85)
Treasury stock issued under management incentive and stock option plans			1	45	(18)				27
Balance at October 30, 2011	542	$20	(224)	$(8,061)	$313	$9,355	$(466)	$6	$1,167

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(unaudited)

(currency in millions, except per share amounts)

1. Basis of Presentation and Significant Accounting Policies

The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the indicated periods. All such adjustments are of a normal recurring nature. The accounting policies used in preparing these financial statements are consistent with those applied in the Annual Report on Form 10-K for the year ended July 31, 2011. The results for the period are not necessarily indicative of the results to be expected for other interim periods or the full year.

2. Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued additional authoritative guidance related to fair value measurements and disclosures. The guidance requires a roll forward, separately presenting information about purchases, sales, issuances and settlements on a gross basis, rather than net, of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The company adopted the guidance in the first quarter of 2012. The adoption did not have a material impact on the consolidated financial statements.

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

In September 2011, the FASB issued revised guidance intended to simplify how an entity tests goodwill for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The company does not expect the adoption to have a material impact on the company’s consolidated financial statements.

3. Comprehensive Income

Total comprehensive income is comprised of net earnings, net foreign currency translation adjustments, net unamortized pension and postretirement benefits adjustments, and net unrealized gains and losses on cash-flow hedges. Total comprehensive income for the three-month periods ended October 30, 2011 and October 31, 2010 was $224 and $402, respectively.

Notes to Consolidated Financial Statements — (Continued)

The components of Accumulated other comprehensive income (loss) consisted of the following:

	October 30, 2011	July 31, 2011
Foreign currency translation adjustments, net of tax (1)	$335	$396
Cash-flow hedges, net of tax (2)	(14)	(20)
Unamortized pension and postretirement benefits, net of tax (3):
Net actuarial loss	(793)	(809)
Prior service credit	6	6

Total Accumulated other comprehensive loss	$(466)	$(427)

(1)	Includes a tax expense of $24 as of October 30, 2011, and $4 as of July 31, 2011. The amount related to noncontrolling interests was not material.

(2)	Includes a tax benefit of $8 as of October 30, 2011, and $11 as of July 31, 2011.

(3)	Includes a tax benefit of $449 as of October 30, 2011, and $459 as of July 31, 2011.

4. Goodwill and Intangible Assets

The following table shows the changes in the carrying amount of goodwill by business segment:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	North America Foodservice	Total
Balance at July 31, 2011	$322	$914	$639	$112	$146	$2,133
Foreign currency translation adjustment	—	(24)	(13)	—	—	(37)

Balance at October 30, 2011	$322	$890	$626	$112	$146	$2,096

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	October 30, 2011	July 31, 2011
Intangible Assets:
Non-amortizable intangible assets	$511	$515
Amortizable intangible assets	21	21

	532	536
Accumulated amortization	(9)	(9)

Total net intangible assets	$523	$527

Non-amortizable intangible assets consist of trademarks, which mainly include Pace, Royco, Liebig, Blå Bland, and Touch of Taste.

Amortizable intangible assets consist substantially of process technology and customer intangibles. Amortization related to these assets was less than $1 for the three-month periods ended October 30, 2011, and October 31, 2010. The estimated aggregated amortization expense for each of the five succeeding fiscal years is less than $1 per year. Asset useful lives range from ten to twenty years.

5. Business and Geographic Segment Information

The company reports the results of operations in the following reportable segments: U.S. Simple Meals; Global Baking and Snacking; International Simple Meals and Beverages; U.S. Beverages; and North America Foodservice. The company has eleven operating segments based on product type and geographic location and has aggregated the operating segments into the appropriate reportable segment based on similar economic characteristics; products; production processes; types or classes of customers; distribution methods; and regulatory environment. The segments are discussed in greater detail below.

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

Notes to Consolidated Financial Statements — (Continued)

The Global Baking and Snacking segment aggregates the following operating segments: Pepperidge Farm cookies, crackers, bakery and frozen products in U.S. retail; and Arnott’s biscuits in Australia and Asia Pacific.

The International Simple Meals and Beverages segment aggregates the simple meals and beverages operating segments outside of the United States, including Europe, Latin America, Asia Pacific, China and the retail business in Canada.

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

The company’s accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those described in the company’s 2011 Annual Report on Form 10-K. The company evaluates segment performance before interest, taxes, and costs associated with restructuring activities. Beginning in 2012, unrealized gains and losses on commodity hedging activities are excluded from segment operating earnings and are recorded in Corporate expenses as these open positions represent hedges of future purchases. Upon closing of the contracts, the realized gain or loss is transferred to segment operating earnings, which allows the segments to reflect the economic effects of the hedge without exposure to quarterly volatility of unrealized gains and losses. In prior periods, unrealized gains and losses on commodity hedging activities were not material. The manufacturing, warehousing, distribution and selling activities of the company’s U.S. retail business are operated as an integrated platform in order to maximize efficiency and productivity. As a result, assets and capital expenditures of the U.S. Simple Meals and U.S. Beverages segments are not discretely maintained. Depreciation expense associated with the integrated operations, however, is allocated to the U.S. Simple Meals and U.S. Beverages segments based on production hours. North America Foodservice products are principally produced by the tangible assets of the company’s other segments, except for refrigerated soups, which are produced in a separate facility, and certain other products, which are produced under contract manufacturing agreements. Tangible assets of the company’s other segments are not allocated to the North America Foodservice operations. Depreciation, however, is allocated to North America Foodservice based on production hours.

	October 30, 2011	October 31, 2010
Net sales
U.S. Simple Meals	$874	$898
Global Baking and Snacking	568	544
International Simple Meals and Beverages	359	372
U.S. Beverages	198	205
North America Foodservice	162	153

Total	$2,161	$2,172

	October 30, 2011	October 31, 2010
Earnings before interest and taxes
U.S. Simple Meals	$260	$240
Global Baking and Snacking	88	100
International Simple Meals and Beverages	43	51
U.S. Beverages	30	55
North America Foodservice	27	23
Corporate(1)	(30)	(25)
Restructuring charges(2)	(2)	—

Total	$416	$444

(1)	Represents unallocated corporate expenses.

(2)	See Note 6 for additional information.

Notes to Consolidated Financial Statements — (Continued)

The company’s global net sales based on product categories are as follows:

	October 30, 2011	October 31, 2010
Net Sales
Simple Meals	$1,310	$1,331
Baked Snacks	602	588
Beverages	249	253

Total	$2,161	$2,172

Simple Meals include condensed and ready-to-serve soups, broths and sauces. Baked Snacks include cookies, crackers, biscuits, and other baked products.

6. Restructuring Charges

On June 28, 2011, the company announced a series of initiatives to improve supply chain efficiency and reduce overhead costs across the organization to help fund plans to drive the growth of the business. The company also announced its intent to exit the Russian market. The company expects to eliminate approximately 750 positions in connection with these initiatives. Details of the plans include:

•

In Australia, the company will invest in a new system to automate packing operations at its biscuit plant in Virginia. This investment will occur over an 18-month period and will result in the elimination of approximately 190 positions. Further, the company will improve asset utilization in the U.S. by shifting production of ready-to-serve soups from Paris, Texas, to other facilities in 2012. In addition, the manufacturing facility in Marshall, Michigan, was closed in 2011, and manufacturing of Campbell’s Soup at Hand microwavable products will be consolidated at the Maxton, North Carolina, plant in 2012.

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

•	In connection with exiting the Russian market, the company has eliminated approximately 50 positions. The exit process commenced in 2011 and will be substantially completed in 2012.

In the first quarter of 2012, the company recorded a restructuring charge of $2 ($1 after tax) related to these initiatives. In the fourth quarter of 2011, the company recorded a restructuring charge of $63 ($41 after tax or $.12 per share). A summary of the pre-tax charges and remaining costs associated with the initiatives is as follows:

	Total Program	Recognized as of October 30, 2011	Remaining Costs to be Recognized
Severance pay and benefits	$40	$(38)	$2
Asset impairment/accelerated depreciation	25	(22)	3
Other exit costs	10	(5)	5

Total	$75	$(65)	$10

Of the aggregate $75 of pre-tax costs, the company expects approximately $50 will be cash expenditures, the majority of which will be spent in 2012. In addition, the company expects to invest approximately $40 in capital expenditures in connection with the actions. The initiatives are expected to be completed by the end of 2013.

Notes to Consolidated Financial Statements — (Continued)

A summary of the restructuring activity and related reserves associated with these initiatives at October 30, 2011 is as follows:

		Three Months Ended October 30, 2011
	Accrued Balance at July 31, 2011	Charges	Cash Payments	Foreign Currency Translation Adjustment	Accrued Balance at October 30, 2011
Severance pay and benefits	$35	$1	$(9)	$(1)	$26
Other exit costs	4	1	(2)	—	3

Total	$39	$2	$(11)	$(1)	$29

A summary of restructuring charges incurred to date associated with each segment is as follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	North America Foodservice	Corporate	Total
Severance pay and benefits	$10	$13	$10	$3	$1	$1	$38
Asset impairment/accelerated depreciation	20	—	2	—	—	—	22
Other exit costs	1	—	1	—	—	3	5

	$31	$13	$13	$3	$1	$4	$65

The company expects to incur additional pre-tax costs of approximately $10 by segment as follows: U.S. Simple Meals — $2, Global Baking and Snacking — $2, International Simple Meals and Beverages — $5, and Corporate — $1. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.

7. Earnings per Share

The accounting guidance for earnings per share provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings.

The computation of basic and diluted earnings per share attributable to common shareowners is as follows:

	Three Months Ended
	October 30, 2011	October 31, 2010
Net earnings attributable to Campbell Soup Company	$265	$279
Less: net earnings allocated to participating securities	(2)	(3)

Net earnings available to Campbell Soup Company common shareowners	$263	$276

Weighted average shares outstanding — basic	320	335
Effect of dilutive securities: stock options and other share-based payment awards	2	3

Weighted average shares outstanding — diluted	322	338

Net earnings attributable to Campbell Soup Company per common share:
Basic	$0.82	$0.82

Diluted	$0.82	$0.82

There were no antidilutive stock options for the three-month periods ended October 30, 2011 and October 31, 2010.

8. Noncontrolling Interest

The company owns a 60% controlling interest in a joint venture formed with Swire Pacific Limited to support the development of the company’s business in China. The joint venture began operations on January 31, 2011, the beginning of the third quarter of 2011.

Notes to Consolidated Financial Statements — (Continued)

The noncontrolling interest’s share in the net loss was included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings.

The company owns a 70% controlling interest in a Malaysian food products manufacturing company. The earnings attributable to the noncontrolling interest have historically been less than $1 annually and were previously included in Other expense/(income) in the Consolidated Statements of Earnings. Beginning in the third quarter of 2011, the earnings attributable to the noncontrolling interest were included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings. The earnings were not material in the first quarter of 2012.

The noncontrolling interests in these entities were included in Total equity in the Consolidated Balance Sheets and Consolidated Statements of Equity.

9. Pension and Postretirement Benefits

The company sponsors certain defined benefit pension plans and postretirement benefit plans for employees. Components of benefit expense were as follows:

	Pension		Postretirement
	Oct. 30, 2011	Oct. 31, 2010	Oct. 30, 2011	Oct. 31, 2010
Service cost	$14	$14	$1	$1
Interest cost	31	30	4	4
Expected return on plan assets	(45)	(44)	—	—
Recognized net actuarial loss	18	18	2	2

Net periodic benefit expense	$18	$18	$7	$7

A contribution of $55 was made to U.S. pension plans and contributions of $4 were made to non-U.S. pension plans during the three-month period ended October 30, 2011. Additional contributions to U.S. pension plans are not expected this year. Contributions to non-U.S. pension plans are expected to be approximately $10 during the remainder of the year.

10. Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate fair value. The fair value of long-term debt was $2,648 at October 30, 2011 and $2,603 at July 31, 2011. The fair value of long-term debt is based on quoted market prices or pricing models using current market rates.

The principal market risks to which the company is exposed are changes in foreign currency exchange rates, interest rates, and commodity prices. In addition, the company is exposed to equity price changes related to certain deferred compensation obligations. In order to manage these exposures, the company follows established risk management policies and procedures, including the use of derivative contracts such as swaps, forwards and commodity futures and option contracts. These derivative contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions independent of those exposures. The company does not enter into derivative contracts for speculative purposes and does not use leveraged instruments. The company’s derivative programs include both instruments that qualify and that do not qualify for hedge accounting treatment.

The company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. The company minimizes the counterparty credit risk on these transactions by dealing only with leading, credit-worthy financial institutions having long-term credit ratings of “A” or better. In addition, the contracts are distributed among several financial institutions, thus minimizing credit-risk concentration. The company does not have credit-risk-related contingent features in its derivative instruments as of October 30, 2011.

Foreign Currency Exchange Risk

The company is exposed to foreign currency exchange risk related to its international operations, including non-functional currency intercompany debt and net investments in subsidiaries. The company is also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. Principal currencies hedged include the Australian dollar, Canadian dollar, euro, Swedish krona, New Zealand dollar, British pound and Japanese yen. The company utilizes foreign

Notes to Consolidated Financial Statements — (Continued)

exchange forward purchase and sale contracts as well as cross-currency swaps to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. The company typically hedges portions of its forecasted foreign currency transaction exposure with foreign exchange forward contracts for up to 18 months. To hedge currency exposures related to intercompany debt, cross-currency swap contracts are entered into for periods consistent with the underlying debt. As of October 30, 2011, cross-currency swap contracts mature in 2012 through 2015. The notional amount of foreign exchange forward and cross-currency swap contracts accounted for as cash-flow hedges was $271 at October 30, 2011 and $287 at July 31, 2011. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings on the same line item and the same period in which the underlying hedge transaction affects earnings. The notional amount of foreign exchange forward and cross-currency swap contracts that are not designated as accounting hedges was $860 and $861 at October 30, 2011 and July 31, 2011, respectively.

Interest Rate Risk

The company manages its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain its variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. The notional amount of outstanding fair-value interest rate swaps totaled $500 at October 30, 2011 and at July 31, 2011. These swaps mature in 2013 through 2014.

Commodity Price Risk

The company principally uses a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. The company also enters into commodity futures and options contracts to reduce the volatility of price fluctuations of diesel fuel, wheat, natural gas, soybean oil, aluminum, sugar, cocoa, and corn, which impact the cost of raw materials. Commodity futures and option contracts are typically accounted for as cash-flow hedges or are not designated as accounting hedges. The company enters into commodity futures and option contracts to hedge a portion of commodity requirements for periods typically up to 12 months. The notional amount of commodity contracts accounted for as cash-flow hedges was $1 at October 30, 2011 and $6 at July 31, 2011. The notional amount of commodity contracts that are not designated as accounting hedges was $79 at October 30, 2011 and $81 at July 31, 2011.

Equity Price Risk

The company hedges a portion of exposures relating to certain deferred compensation obligations linked to the total return of the Standard & Poor’s 500 Index, the total return of the company’s capital stock and the total return of the Vanguard International Stock Index. Under these contracts, the company pays variable interest rates and receives from the counterparty either the total return of the Standard & Poor’s 500 Index, the total return on company capital stock, or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard International Index. These contracts were not designated as hedges for accounting purposes and are typically entered into for periods not exceeding 12 months. The notional amounts of the contracts as of October 30, 2011 and July 31, 2011 were $64 and $71, respectively.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the fair value of derivative instruments recorded in the Consolidated Balance Sheets as of October 30, 2011, and July 31, 2011:

	Balance Sheet Classification	October 30, 2011	July 31, 2011
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$1	$—
Interest rate swaps	Other assets	28	33

Total derivatives designated as hedges		$29	$33

Derivatives not designated as hedges:
Foreign exchange forward contracts	Other current assets	$2	$—
Commodity derivative contracts	Other current assets	1	3
Deferred compensation derivative contracts	Other current assets	5	—
Cross-currency swap contracts	Other assets	7	1

Total derivatives not designated as hedges		$15	$4

Total asset derivatives		$44	$37

	Balance Sheet Classification	October 30, 2011	July 31, 2011
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$2	$7
Cross-currency swap contracts	Accrued liabilities	7	8
Cross-currency swap contracts	Other liabilities	27	30

Total derivatives designated as hedges		$36	$45

Derivatives not designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$1	$2
Commodity derivative contracts	Accrued liabilities	4	2
Cross-currency swap contracts	Accrued liabilities	10	17
Deferred compensation derivative contracts	Accrued liabilities	—	3
Cross-currency swap contracts	Other liabilities	64	74

Total derivatives not designated as hedges		$79	$98

Total liability derivatives		$115	$143

Notes to Consolidated Financial Statements — (Continued)

The following tables show the effect of the company’s derivative instruments designated as cash-flow hedges for the three-month periods ended October 30, 2011 and October 31, 2010, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

Derivatives Designated as Cash-Flow Hedges

		Total Cash-Flow Hedge OCI Activity
Three Months Ended October 30, 2011, and October 31, 2010		2012	2011
OCI derivative gain/(loss) at beginning of year		$(31)	$(28)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		7	(3)
Cross-currency swap contracts		(1)	—

Amount of (gain) or loss reclassified from OCI to earnings:	Location in Earnings

Foreign exchange forward contracts	Other expenses/income	1	1
Foreign exchange forward contracts	Cost of products sold	1	2
Forward starting interest rate swaps	Interest expense	1	1

OCI derivative gain/(loss) at end of quarter		$(22)	$(27)

The amount expected to be reclassified from other comprehensive income into earnings within the next 12 months is a loss of $1. The ineffective portion and amount excluded from effectiveness testing were not material.

The following tables show the effect of the company’s derivative instruments designated as fair-value hedges in the Consolidated Statements of Earnings:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives		Amount of Gain or (Loss) Recognized in Earnings on Hedged Item
Derivatives Designated as Fair-Value Hedges	Location of Gain or (Loss) Recognized in Earnings	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Interest rate swaps	Interest expense	$(5)	$1	$5	$(1)

The following table shows the effects of the company’s derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

		Amount of Gain or (Loss)
		Recognized in Earnings
		on Derivatives
	Location of Gain or (Loss)	October 30,	October 31,
Derivatives not Designated as Hedges	Recognized in Earnings	2011	2010
Foreign exchange forward contracts	Cost of products sold	$1	$—
Cross-currency swap contracts	Other expenses/income	23	(38)
Commodity derivative contracts	Cost of products sold	(5)	1
Deferred compensation derivative contracts	Administrative expenses	1	2

Total		$20	$(35)

Notes to Consolidated Financial Statements — (Continued)

11. Fair Value Measurements

The company is required to categorize financial assets and liabilities based on the following fair value hierarchy:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

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

The following table presents the company’s financial assets and liabilities that are measured at fair value on a recurring basis as of October 30, 2011, and July 31, 2011, consistent with the fair value hierarchy:

	Fair Value as of October 30, 2011	Fair Value Measurements at October 30, 2011 Using Fair Value Hierarchy			Fair Value as of July 31, 2011	Fair Value Measurements at July 31, 2011 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Interest rate swaps(1)	$28	$—	$28	$—	$33	$—	$33	$—
Foreign exchange forward contracts(2)	3	—	3	—	—	—	—	—
Cross-currency swap contracts(3)	7	—	7	—	1	—	1	—
Deferred compensation derivative contracts(4)	5	—	5	—	—	—	—	—
Commodity derivative contracts(5)	1	1	—	—	3	3	—	—

Total assets at fair value	$44	$1	$43	$—	$37	$3	$34	$—

	Fair Value as of October 30, 2011	Fair Value Measurements at October 30, 2011 Using Fair Value Hierarchy			Fair Value as of July 31, 2011	Fair Value Measurements at July 31, 2011 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange forward contracts(2)	$3	$—	$3	$—	$9	$—	$9	$—
Cross-currency swap contracts(3)	108	—	108	—	129	—	129	—
Deferred compensation derivative contracts(4)	—	—	—	—	3	—	3	—
Commodity derivative contracts(5)	4	4	—	—	2	2	—	—
Deferred compensation obligation(6)	152	102	50	—	144	97	47	—

Total liabilities at fair value	$267	$106	$161	$—	$287	$99	$188	$—

(1)	Based on LIBOR swap rates.

(2)	Based on observable market transactions of spot currency rates and forward rates.

(3)	Based on observable local benchmarks for currency and interest rates.

(4)	Based on LIBOR and equity index swap rates.

(5)	Based on quoted futures exchanges.

(6)	Based on the fair value of the participants’ investments.

Notes to Consolidated Financial Statements — (Continued)

12. Share Repurchase Programs

In June 2011, the Board authorized the purchase of up to $1,000 of company stock. This program has no expiration date. In addition to this publicly announced program, the company repurchases shares to offset the impact of dilution from shares issued under the company’s stock compensation plans.

During the three-month period ended October 30, 2011, the company repurchased 3 million shares at a cost of $85. Of this amount, $57 was used to repurchase shares pursuant to the company’s June 2011 publicly announced share repurchase program. Approximately $943 remains available under this program as of October 30, 2011.

During the three-month period ended October 31, 2010, the company repurchased 4 million shares at a cost of $156. Of this amount, $97 was used to repurchase shares pursuant to the company’s June 2008 publicly announced share repurchase program, which was completed in the fourth quarter of 2011.

13. Stock-based Compensation

The company provides compensation benefits by issuing unrestricted stock, restricted stock and restricted stock units (including time-lapse restricted stock units, EPS performance restricted stock units, total shareowner return (TSR) performance restricted stock units and strategic performance restricted stock units). In fiscal 2012, the company issued time-lapse restricted stock units, EPS performance restricted stock units and, for the first time, strategic performance restricted stock units. The company did not issue TSR performance restricted stock units in fiscal 2012. Awards of the strategic performance restricted stock units will be earned based upon the achievement of two key metrics, net sales and EPS growth, compared to strategic plan objectives during a two-year period. A recipient of strategic performance restricted stock units may earn a total award ranging from 0% to 200% of the initial grant. In previous fiscal years, the company also issued stock options and stock appreciation rights.

Total pre-tax stock-based compensation expense recognized in the Consolidated Statements of Earnings was $22 and $21 for the three-month periods ended October 30, 2011, and October 31, 2010, respectively. Tax-related benefits of $8 were also recognized for each of the three-month periods ended October 30, 2011, and October 31, 2010. Cash received from the exercise of stock options was $16 and $22 for the three-month periods ended October 30, 2011, and October 31, 2010, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

The following table summarizes stock option activity as of October 30, 2011:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)
Outstanding at July 31, 2011	8,706	$26.23
Granted	—	$—
Exercised	(573)	$27.62
Terminated	(19)	$27.99

Outstanding at October 30, 2011	8,114	$26.13	2.1	$60

Exercisable at October 30, 2011	8,114	$26.13	2.1	$60

The total intrinsic value of options exercised during the three-month periods ended October 30, 2011, and October 31, 2010, was $2 and $9, respectively. As of January 2009, compensation related to stock options was fully expensed. The company measured the fair value of stock options using the Black-Scholes option pricing model.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes time-lapse restricted stock units, EPS performance restricted stock units and strategic performance restricted stock units as of October 30, 2011:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 31, 2011	2,710	$35.11
Granted	2,605	$32.38
Vested	(1,096)	$35.85
Forfeited	(24)	$33.92

Nonvested at October 30, 2011	4,195	$33.23

The fair value of time-lapse restricted stock units, EPS performance restricted stock units, and strategic performance restricted stock units is determined based on the quoted price of the company’s stock at the date of grant. Time-lapse restricted stock units are expensed on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis. EPS performance restricted stock units are expensed on a graded-vesting basis, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis. There were approximately 300 thousand EPS performance target grants outstanding at October 30, 2011 with a weighted-average grant-date fair value of $33.54. Strategic performance restricted stock units are expensed on a straight-line basis over the service period. There were approximately 1.35 million strategic performance target grants outstanding at October 30, 2011 with a grant-date fair value of $32.37. The actual number of EPS performance restricted stock units and strategic performance restricted stock units issued at the vesting date could range from 0% to 100% and 0% to 200%, respectively, of the initial grant, depending on actual performance achieved. Expense is estimated based on the number of awards expected to vest.

On July 1, 2011, the company issued approximately 400 thousand special retention time-lapse restricted stock units to certain executives to support successful execution of the company’s shift in strategic direction and leadership transition. These awards vest over a two-year period and are included in the table above. The grant-date fair value was $34.65.

As of October 30, 2011, total remaining unearned compensation related to nonvested time-lapse restricted stock units, EPS performance restricted stock units and strategic performance restricted stock units was $108, which will be amortized over the weighted-average remaining service period of 1.9 years. The fair value of restricted stock units vested during the three-month periods ended October 30, 2011, and October 31, 2010, was $35 and $37, respectively. The weighted-average grant-date fair value of the restricted stock units granted during the three-month period ended October 31, 2010, was $36.09.

The following table summarizes TSR performance restricted stock units as of October 30, 2011:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 31, 2011	3,431	$40.78
Granted	—	$—
Vested	—	$—
Forfeited	(1,178)	$46.10

Nonvested at October 30, 2011	2,253	$38.00

The company estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation. Assumptions used in the 2011 Monte Carlo simulation were as follows:

2011
Risk-free interest rate	0.59%
Expected dividend yield	3.00%
Expected volatility	23.71%
Expected term	3 yrs.

Notes to Consolidated Financial Statements — (Continued)

Compensation expense is recognized on a straight-line basis over the service period. As of October 30, 2011, total remaining unearned compensation related to TSR performance restricted stock units was $43, which will be amortized over the weighted-average remaining service period of 1.6 years. In the first quarter of 2012, recipients of TSR performance restricted stock units earned 0% of the initial grants based upon the company’s TSR ranking in a performance peer group during a three-year period ended July 29, 2011. The total fair value of TSR performance restricted stock units vested during the three-month period ended October 31, 2010, was $38. The grant-date fair value of TSR performance restricted stock units granted during the three-month period ended October 31, 2010, was $43.18. There were no TSR performance restricted stock units granted during the three-month period ended October 30, 2011.

Prior to fiscal 2009, employees could elect to defer all types of restricted stock awards. These awards were classified as liabilities because of the possibility that they may be settled in cash. The fair value is adjusted quarterly. As of October 2010, these awards were fully vested. Total cash paid to settle the liabilities during the three-month period ended October 31, 2010, was not material.

The excess tax benefits on the exercise of stock options and vested restricted stock presented as cash flows from financing activities were not material for the three-month period ended October 30, 2011 and were $3 for the three-month period ended October 31, 2010.

14. Inventories

	October 30, 2011	July 31, 2011
Raw materials, containers and supplies	$330	$261
Finished products	559	506

	$889	$767

15. Supplemental Cash Flow Information

Other cash used in operating activities for the three-month periods was comprised of the following:

	October 30, 2011	October 31, 2010
Benefit related payments	$(10)	$(8)
Other	(2)	(8)

	$(12)	$(16)

Item 2.

CAMPBELL SOUP COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Description of the Company

Campbell Soup Company is a global manufacturer and marketer of high-quality, branded convenience food products. The company reports the results of operations in the following reportable segments: U.S. Simple Meals; Global Baking and Snacking; International Simple Meals and Beverages; U.S. Beverages; and North America Foodservice.

Executive Summary

This Executive Summary provides significant highlights from the discussion and analysis that follows.

•	Net sales decreased 1% in the quarter to $2.161 billion.

•	Gross profit, as a percent of sales, decreased to 39.5% in the current quarter from 41.2% a year ago.

•	Net earnings per share for the quarter were $0.82, comparable to a year ago.

•	Cash flow from operations was $73 million in the current quarter, an improvement of approximately $100 million from a year ago.

Net earnings attributable to Campbell Soup Company

Net earnings were $265 million compared to $279 million a year ago. The decline was primarily due to cost inflation and lower sales volumes, partially offset by higher selling prices and productivity improvements. Earnings per share of $0.82 were comparable to a year ago. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding, which was primarily due to share repurchases under the company’s strategic share repurchase programs.

Net earnings (loss) attributable to noncontrolling interests

The company owns a 60% controlling interest in a joint venture formed with Swire Pacific Limited to support the development of the company’s business in China. The joint venture began operations on January 31, 2011, the beginning of the third quarter of 2011. The noncontrolling interest’s share in the net loss was included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings.

The company also owns a 70% controlling interest in a Malaysian food products manufacturing company. Historically, the earnings attributable to the noncontrolling interest were less than $1 million annually and were previously included in Other expenses/(income) in the Consolidated Statements of Earnings. Beginning in the third quarter of 2011, the earnings attributable to the noncontrolling interest were included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings. The earnings were not material in the first quarter of 2012.

DISCUSSION AND ANALYSIS

Sales

An analysis of net sales by reportable segment follows:

	2012	2011	% Change
	(Millions)
U.S. Simple Meals	$874	$898	(3)%
Global Baking and Snacking	568	544	4
International Simple Meals and Beverages	359	372	(3)
U.S. Beverages	198	205	(3)
North America Foodservice	162	153	6

	$2,161	$2,172	(1)%

An analysis of percent change of net sales by reportable segment follows:

		Global	International
	U.S.	Baking	Simple Meals		North
	Simple	and	and	U.S.	America
	Meals	Snacking	Beverages	Beverages	Foodservice	Total
Volume and Mix	(7)%	(3)%	(7)%	1%	2%	(5)%
Price and Sales Allowances	5	5	—	—	3	4
(Increased)/Decreased Promotional Spending (1)	(1)	(1)	—	(4)	1	(1)
Currency	—	3	4	—	—	1

	(3)%	4%	(3)%	(3)%	6%	(1)%

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

In U.S. Simple Meals, sales declined 3%, reflecting decreases in U.S. Soup, partially offset by growth in U.S. Sauces. U.S. Soup sales decreased 4% as lower volumes, which were negatively impacted by higher promoted and non-promoted price points at retail, were partially offset by higher selling prices. In the current quarter, price realization improved due to a reduction in promotional spending and higher selling prices. Promotional spending in the current year included an increase in support of new products. Further details of U.S. Soup include:

•	Sales of Campbell’s condensed soups decreased 4% with declines in both eating and cooking varieties.

•

Sales of ready-to-serve soups decreased 9%, reflecting declines in both canned and microwavable varieties. Ready-to-serve soup volumes were especially impacted by the company’s shift to improve price realization through reduced promotional spending.

•	Broth sales increased 6%, reflecting higher selling prices and volume gains.

Sales of Prego pasta sauce achieved volume-driven sales gains, while sales of Pace Mexican sauce declined slightly as the impact of increased promotional spending was partly offset by increased volumes. Advertising and promotional spending in U.S. Sauces increased in the current quarter to improve marketplace performance.

In Global Baking and Snacking, sales increased 4%. Sales at Pepperidge Farm increased 5%, reflecting higher selling prices across the portfolio. Within Pepperidge Farm, sales of cookies and crackers increased, driven by solid gains in Goldfish snack crackers and by the launch of Cracker Chips and Milano Melts cookies in 2011, partly offset by declines in Soft-Baked cookies. Pepperidge Farm bakery sales increased due to gains in Goldfish breads. In Arnott’s, sales increased primarily due to currency, partially offset by lower volumes. The volume performance was negatively impacted by an increase in promoted and non-promoted price points at retail, and a weakening consumer environment in Australia.

In International Simple Meals and Beverages, sales decreased 3% primarily due to sales performance in Canada. In Canada, sales decreased due to volume-driven declines in soup as promotional spending was reduced, partially offset by the impact of currency. In Europe, sales decreased primarily due to volume declines in France and Germany, partially offset by gains in Belgium. In Asia Pacific, sales increased due to the impact of currency and growth in Malaysia, partially offset by declines in soup in Australia.

In U.S. Beverages, sales decreased 3%. Sales of V8 vegetable juice declined, while sales of both V8 V-Fusion juice and V8 Splash juice drinks increased. Sales of V8 V-Fusion juice benefited from the launch of V8 V-Fusion Smoothies in the current year. In response to intensified competition and new entrants in both 100-percent vegetable juice and fruit and vegetable blends, the company increased promotional spending, primarily on V8 V-Fusion juice.

In North America Foodservice, sales increased 6% primarily due to volume-driven gains in fresh chilled soup sold at retail.

Gross Profit

Gross profit, defined as Net sales less Cost of products sold, decreased by $40 million in 2012. As a percent of sales, gross profit decreased from 41.2% in 2011 to 39.5% in 2012. The 1.7-percentage-point decrease was due to the following factors:

Margin Impact
Cost inflation and other factors	(4.5)
Higher level of promotional spending	(0.5)
Mix	(0.9)
Productivity improvements	2.0
Higher selling prices	2.2

(1.7)

Marketing and Selling Expenses

Marketing and selling expenses as a percent of sales were 12.1% in 2012 and 12.8% in 2011. Marketing and selling expenses decreased 6% in 2012 from 2011. The decrease was primarily due to lower advertising and consumer promotion expenses (approximately 6 percentage points), principally in the U.S. soup business; lower selling expenses (approximately 1 percentage point); and lower other marketing expenses (approximately 1 percentage point); partially offset by the impact of currency (approximately 2 percentage points). To increase effectiveness, U.S. soup advertising began later in the quarter this year to be more closely aligned with the start of the soup season.

Administrative Expenses

Administrative expenses as a percent of sales were 6.7% in 2012 and 6.4% in 2011. Administrative expenses increased by 4% in 2012 from 2011, primarily due to higher incentive compensation and benefit costs (approximately 5 percentage points); and the impact of currency (approximately 2 percentage points); partially offset by the benefit of cost savings from previously announced cost savings initiatives and other factors (approximately 3 percentage points).

Operating Earnings

Segment operating earnings decreased 4% in 2012 from 2011.

An analysis of operating earnings by segment follows:

	2012	2011	% Change
	(Millions)
U.S. Simple Meals	$260	$240	8%
Global Baking and Snacking	88	100	(12)
International Simple Meals and Beverages	43	51	(16)
U.S. Beverages	30	55	(45)
North America Foodservice	27	23	17

	448	469	(4)%
Corporate	(30)	(25)
Restructuring charges	(2)	—

	$416	$444

Earnings from U.S. Simple Meals increased 8%. The increase in operating earnings was primarily due to improved performance in U.S. Soup, primarily as a result of higher selling prices and lower advertising and consumer promotion expenses, partially offset by volume declines. The reduction in advertising and consumer promotion expenses was due to the launch of the U.S. Soup advertising campaign later in the quarter compared to the prior year, partly offset by increased spending on U.S. Sauces.

Earnings from Global Baking and Snacking decreased 12% primarily due to lower earnings at Arnott’s, reflecting the impact of cost inflation and lower volumes, partially offset by the impact of currency. Earnings at Pepperidge Farm were comparable to a year ago, as the impact of cost inflation was offset by higher selling prices and productivity improvements.

Earnings from International Simple Meals and Beverages decreased 16%. The decrease in operating earnings was primarily due to declines in Canada and the Asia Pacific region.

Earnings from U.S. Beverages decreased by $25 million, or 45%, primarily due to significant cost inflation in juice concentrates and packaging material, and increased marketing spending in both trade promotion and advertising. Given the competitive environment, marketing spending was increased to support this business.

Earnings from North America Foodservice increased 17% in 2012 versus 2011. The increase in operating earnings was primarily due to higher selling prices and productivity improvements, partly offset by cost inflation.

Corporate expenses increased to $30 million in the current quarter from $25 million a year ago, primarily due to losses on open commodity hedges. Beginning in 2012, unrealized gains and losses on commodity hedging activities are excluded from segment operating earnings and are recorded in Corporate expenses as these open positions represent hedges of future purchases. Upon closing of the contracts, the realized gain or loss is transferred to segment operating earnings, which allows the segments to reflect the economic effects of the hedge without exposure to quarterly volatility of unrealized gains and losses. In prior periods, unrealized gains and losses on commodity hedging activities were not material.

Interest Expense/Income

Interest expense decreased to $30 million from $32 million in the prior year, primarily due to lower interest rates on fixed-rate debt.

Taxes on Earnings

The effective tax rate was 32.2% for the current quarter compared to 32.6% in the year-ago quarter. The decrease in the tax rate is primarily due to the favorable resolution of tax contingencies.

Restructuring Charges

On June 28, 2011, the company announced a series of initiatives to improve supply chain efficiency and reduce overhead costs across the organization to help fund plans to drive the growth of the business. The company also announced its intent to exit the Russian market. The company expects to eliminate approximately 750 positions in connection with these initiatives. Details of the plans include:

•

In Australia, the company will invest in a new system to automate packing operations at its biscuit plant in Virginia. This investment will occur over an 18-month period and will result in the elimination of approximately 190 positions. Further, the company will improve asset utilization in the U.S. by shifting production of ready-to-serve soups from Paris, Texas, to other facilities in 2012. In addition, the manufacturing facility in Marshall, Michigan, was closed in 2011, and manufacturing of Campbell’s Soup at Hand microwavable products will be consolidated at the Maxton, North Carolina, plant in 2012.

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

•	In connection with exiting the Russian market, the company has eliminated approximately 50 positions. The exit process commenced in 2011 and will be substantially completed in 2012.

In the first quarter of 2012, the company recorded a restructuring charge of $2 million ($1 million after tax) related to these initiatives. In the fourth quarter of 2011, the company recorded a restructuring charge of $63 million ($41 million after tax or $.12 per share). A summary of the pre-tax charges and remaining costs associated with the initiatives is as follows:

(Millions)	Total Program	Recognized as of October 30, 2011	Remaining Costs to be Recognized
Severance pay and benefits	$40	$(38)	$2
Asset impairment/accelerated depreciation	25	(22)	3
Other exit costs	10	(5)	5

Total	$75	$(65)	$10

Of the aggregate $75 million of pre-tax costs, the company expects approximately $50 million will be cash expenditures, the majority of which will be spent in 2012. In addition, the company expects to invest approximately $40 million in capital expenditures in connection with the actions. The cash outflows related to these programs are not expected to have a material adverse impact on the company’s liquidity. The initiatives are expected to be completed by the end of 2013. See also Note 6 to the Consolidated Financial Statements.

The initiatives included in this program are expected to generate annual pre-tax cash savings of approximately $60 million beginning in 2012 and increasing to approximately $70 million in 2014.

The total pre-tax costs of $75 million associated with each segment are expected to be as follows: U.S. Simple Meals — $33 million, Global Baking and Snacking — $15 million, International Simple Meals and Beverages — $18 million, U.S. Beverages — $3 million, North America Foodservice — $1 million, and Corporate — $5 million. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.

LIQUIDITY AND CAPITAL RESOURCES

The company expects that foreseeable liquidity and capital resource requirements, including cash outflows to repurchase shares, pay dividends and fund pension plan contributions, will be met through anticipated cash flows from operations; long-term borrowings under its shelf registration statement; short-term borrowings, including commercial paper; and cash and cash equivalents. The company believes that its sources of financing will be adequate to meet its future liquidity and capital resource requirements.

The company generated cash from operations of $73 million in 2012, compared to a use of cash from operations of $29 million last year. The improvement was primarily due to lower pension contributions and lower working capital requirements in 2012.

Capital expenditures were $35 million in 2012 compared to $27 million a year ago. Capital expenditures in 2012 included the packing automation and capacity expansion projects at one of the company’s Australian biscuit plants (approximately $3 million), an advanced planning system in North America (approximately $2 million), capacity expansion at Pepperidge Farm (approximately $2 million), the ongoing initiative to simplify the soup-making process in North America (also known as the soup common platform initiative) (approximately $1 million), and continued enhancement of the company’s corporate headquarters (approximately $2 million). Capital expenditures are expected to total approximately $325 million in 2012.

Excluding shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares and for stock option exercises, the company repurchased approximately 3 million shares at a cost of $85 million during the three-month period ended October 30, 2011 and approximately 4 million shares at a cost of $156 million during the three-month period ended October 31, 2010. In the current year, approximately $57 million was used to repurchase shares pursuant to the company’s June 2011 publicly announced share repurchase program. Approximately $943 million remains available under the June 2011 repurchase program as of October 30, 2011. Approximately $97 million was used in the prior-year period to repurchase shares pursuant to the company’s June 2008 publicly announced share repurchase program, which was completed in the fourth quarter of 2011. In addition to the publicly announced share repurchase programs, the company also purchased shares to offset the impact of dilution from shares issued under the company’s stock compensation plans. The company expects to continue this practice in the future. See “Unregistered Sales of Equity Securities and Use of Proceeds” for more information.

At October 30, 2011, the company had $567 million of short-term borrowings due within one year and $45 million of standby letters of credit issued on behalf of the company. The company has committed revolving credit facilities totaling $2.0 billion. The facilities are comprised of a $1.5 billion facility that matures in September 2016, and a $500 million, 364-day facility that contains a one-year term-out feature. The facilities remained unused at October 30, 2011, except for $3 million of standby letters of credit issued on behalf of the company. These revolving credit agreements support the company’s commercial paper programs and other general corporate purposes.

In November 2011, the company filed a registration statement with the Securities and Exchange Commission that registered an indeterminate amount of debt securities. This registration statement replaces the 2008 registration statement, which expired in November 2011. Under the registration statement, the company may issue debt securities, depending on market conditions.

The company is in compliance with the covenants contained in its revolving credit facilities and debt securities.

SIGNIFICANT ACCOUNTING ESTIMATES

The consolidated financial statements of the company are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. The significant accounting policies of the company are described in Note 1 to the Consolidated Financial Statements. The significant accounting estimates are described in Management’s Discussion and Analysis included in the 2011 Annual Report on Form 10-K. The impact of new accounting standards is discussed in the following section. There have been no other changes in the company’s accounting policies in the current period that had a material impact on the company’s consolidated financial condition or results of operation.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (FASB) issued additional authoritative guidance related to fair value measurements and disclosures. The guidance requires a roll forward, separately presenting information about purchases, sales, issuances and settlements on a gross basis, rather than net, of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The company adopted the guidance in the first quarter of 2012. The adoption did not have a material impact on the consolidated financial statements.

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

In September 2011, the FASB issued revised guidance intended to simplify how an entity tests goodwill for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The company does not expect the adoption to have a material impact on the company’s consolidated financial statements.

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

The company wishes to caution the reader that the following important factors and those important factors described in other Securities and Exchange Commission filings of the company, or in the company’s 2011 Annual Report on Form 10-K, could affect the company’s actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, the company:

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

•	the company’s ability to realize projected cost savings and benefits;

•	the company’s ability to successfully manage changes to its business processes, including selling, distribution, manufacturing, information management systems and the integration of acquisitions;

•	the practices and increased significance of certain of the company’s key trade customers;

•	the impact of inventory management practices by the company’s trade customers;

•	the impact of fluctuations in the supply and inflation in energy, raw and packaging materials cost;

•	the impact associated with portfolio changes and completion of acquisitions and divestitures;

•	the uncertainties of litigation described from time to time in the company’s Securities and Exchange Commission filings;

•	the impact of changes in currency exchange rates, tax rates, interest rates, debt and equity markets, inflation rates, economic conditions and other external factors; and

•	the impact of unforeseen business disruptions in one or more of the company’s markets due to political instability, civil disobedience, armed hostilities, natural disasters or other calamities.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the company’s exposure to certain market risk, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the 2011 Annual Report on Form 10-K. There have been no significant changes in the company’s portfolio of financial instruments or market risk exposures from the fiscal 2011 year-end.

Item 4. CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures

The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer and Chief Administrative Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of October 30, 2011 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer and Chief Administrative Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective.

b.	Changes in Internal Controls

During the quarter ended October 30, 2011, the company implemented a new customer promotion spending management process for its Canadian retail operations. The new process uses an integrated software application system for planning, authorizing, recording and paying trade-related marketing activities. There were no other changes in the company’s internal control over financial reporting that materially affected, or were likely to materially affect, such control over financial reporting.

PART II

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)		Average Price Paid Per Share(2)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions)(3)
8/1/11 — 8/31/11	500,635	(4)	$30.19	(4)	331,869	$990
9/1/11 — 9/30/11	652,015	(5)	$31.88	(5)	213,864	$983
10/1/11— 10/30/11	1,808,845	(6)	$33.10	(6)	1,202,323	$943

Total	2,961,495		$32.34		1,748,056	$943

(1)	Includes (i) 881,548 shares repurchased in open-market transactions to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 331,891 shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted shares. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the company’s shares on the date of vesting.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)	During the first quarter of fiscal 2012, the company had one publicly announced share repurchase program. Under this program, which was announced on June 23, 2011, the company’s Board of Directors authorized the purchase of up to $1 billion of company stock. The program has no expiration date. In addition to the publicly announced share repurchase program, the company expects to continue to purchase shares, under separate authorization, as part of its practice of buying back shares sufficient to offset shares issued under incentive compensation plans.

(4)	Includes (i) 168,131 shares repurchased in open-market transactions at an average price of $30.18 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 635 shares owned and tendered by employees at an average price per share of $32.96 to satisfy tax withholding requirements on the vesting of restricted shares.

(5)	Includes (i) 107,736 shares repurchased in open-market transactions at an average price of $31.38 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 330,415 shares owned and tendered by employees at an average price per share of $32.37 to satisfy tax withholding requirements on the vesting of restricted shares.

(6)	Includes (i) 605,681 shares repurchased in open-market transactions at an average price of $33.10 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 841 shares owned and tendered by employees at an average price per share of $32.37 to satisfy tax withholding requirements on the vesting of restricted shares.

Item 6. EXHIBITS

31(a)	Certification of Denise M. Morrison pursuant to Rule 13a-14(a).

31(b)	Certification of B. Craig Owens pursuant to Rule 13a-14(a).

32(a)	Certification of Denise M. Morrison pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of B. Craig Owens pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 7, 2011

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