Form 10-Q
period 2012-01-29
CAMPBELL SOUP CO
filed 2012-03-07
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
_____________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 29, 2012	Commission File Number 1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.

1 Campbell Place
Camden, New Jersey 08103-1799
Principal Executive Offices
Telephone Number: (856) 342-4800
_____________________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 316,471,418 shares of capital stock outstanding as of February 29, 2012.

PART I.

ITEM 1. FINANCIAL INFORMATION

CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Six Months Ended
	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011
Net sales	$2,112	$2,127	$4,273	$4,299
Costs and expenses
Cost of products sold	1,301	1,289	2,608	2,567
Marketing and selling expenses	297	291	558	568
Administrative expenses	152	154	297	294
Research and development expenses	29	31	59	62
Other expenses / (income)	1	3	1	5
Restructuring charges	3	—	5	—
Total costs and expenses	1,783	1,768	3,528	3,496
Earnings before interest and taxes	329	359	745	803
Interest expense	28	34	58	66
Interest income	2	3	4	5
Earnings before taxes	303	328	691	742
Taxes on earnings	102	89	227	224
Net earnings	201	239	464	518
Less: Net earnings (loss) attributable to noncontrolling interests	(4)	—	(6)	—
Net earnings attributable to Campbell Soup Company	$205	$239	$470	$518
Per Share — Basic
Net earnings attributable to Campbell Soup Company	$.64	$.72	$1.46	$1.54
Dividends	$.29	$.29	$.58	$.565
Weighted average shares outstanding — basic	318	330	319	332
Per Share — Assuming Dilution
Net earnings attributable to Campbell Soup Company	$.64	$.71	$1.45	$1.53
Weighted average shares outstanding — assuming dilution	320	332	321	335
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	January 29, 2012	July 31, 2011
Current assets
Cash and cash equivalents	$322	$484
Accounts receivable	683	560
Inventories	746	767
Other current assets	167	152
Total current assets	1,918	1,963
Plant assets, net of depreciation	2,047	2,103
Goodwill	2,058	2,133
Other intangible assets, net of amortization	511	527
Other assets	131	136
Total assets	$6,665	$6,862
Current liabilities
Short-term borrowings	$870	$657
Payable to suppliers and others	551	585
Accrued liabilities	598	619
Dividend payable	93	95
Accrued income taxes	40	33
Total current liabilities	2,152	1,989
Long-term debt	2,008	2,427
Deferred taxes	425	367
Other liabilities	883	983
Total liabilities	5,468	5,766
Campbell Soup Company shareowners’ equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20
Additional paid-in capital	332	331
Earnings retained in the business	9,466	9,185
Capital stock in treasury, at cost	(8,138)	(8,021)
Accumulated other comprehensive loss	(485)	(427)
Total Campbell Soup Company shareowners’ equity	1,195	1,088
Noncontrolling interests	2	8
Total equity	1,197	1,096
Total liabilities and equity	$6,665	$6,862
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Six Months Ended
	January 29, 2012	January 30, 2011
Cash flows from operating activities:
Net earnings	$464	$518
Adjustments to reconcile net earnings to operating cash flow
Restructuring charges	5	—
Stock-based compensation	45	46
Depreciation and amortization	124	129
Deferred income taxes	46	77
Other, net	60	54
Changes in working capital
Accounts receivable	(140)	(186)
Inventories	6	32
Prepaid assets	—	9
Accounts payable and accrued liabilities	(45)	(39)
Pension fund contributions	(63)	(135)
Receipts from (payments of) hedging activities	(3)	1
Other	(21)	(23)
Net cash provided by operating activities	478	483
Cash flows from investing activities:
Purchases of plant assets	(97)	(74)
Sales of plant assets	1	9
Other, net	1	—
Net cash used in investing activities	(95)	(65)
Cash flows from financing activities:
Net short-term borrowings (repayments)	(191)	351
Dividends paid	(188)	(188)
Treasury stock purchases	(173)	(573)
Treasury stock issuances	23	38
Excess tax benefits on stock-based compensation	—	6
Net cash used in financing activities	(529)	(366)
Effect of exchange rate changes on cash	(16)	19
Net change in cash and cash equivalents	(162)	71
Cash and cash equivalents — beginning of period	484	254
Cash and cash equivalents — end of period	$322	$325
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareowners’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury
	Shares	Amount	Shares	Amount					Total Equity
Balance at August 1, 2010	542	$20	(206)	$(7,459)	$341	$8,760	$(736)	$3	$929
Comprehensive income (loss)
Net earnings (loss)						518		—	518
Foreign currency translation adjustments, net of tax							119	—	119
Cash-flow hedges, net of tax							2		2
Pension and postretirement benefits, net of tax							20		20
Other comprehensive income (loss)							141	—	141
Total comprehensive income (loss)									659
Dividends ($.565 per share)						(191)			(191)
Treasury stock purchased			(16)	(573)					(573)
Treasury stock issued under management incentive and stock option plans			3	93	(25)				68
Balance at January 30, 2011	542	$20	(219)	$(7,939)	$316	$9,087	$(595)	$3	$892
Balance at July 31, 2011	542	$20	(222)	$(8,021)	$331	$9,185	$(427)	$8	$1,096
Comprehensive income (loss)
Net earnings (loss)						470		(6)	464
Foreign currency translation adjustments, net of tax							(97)	—	(97)
Cash-flow hedges, net of tax							9		9
Pension and postretirement benefits, net of tax							30		30
Other comprehensive income (loss)							(58)	—	(58)
Total comprehensive income (loss)									406
Dividends ($.58 per share)						(189)			(189)
Treasury stock purchased			(5)	(173)					(173)
Treasury stock issued under management incentive and stock option plans			2	56	1				57
Balance at January 29, 2012	542	$20	(225)	$(8,138)	$332	$9,466	$(485)	$2	$1,197
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
In June 2011, the FASB issued authoritative guidance requiring entities to present net income and other comprehensive income (OCI) in one continuous statement or two separate, but consecutive, statements of net income and comprehensive income. The option to present items of OCI in the statement of changes in equity has been eliminated. In December 2011, the FASB issued an amendment to defer indefinitely a requirement in the June 2011 standard that called for reclassification adjustments from accumulated other comprehensive income to be measured and presented by income statement line item in net income and also in OCI. The new requirements are effective for annual reporting periods beginning after December 15, 2011 and for interim reporting periods within those years. The company does not expect the adoption to have a material impact on the company’s consolidated financial statements.
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
In December 2011, the FASB issued guidance related to disclosures about offsetting (netting) of assets and liabilities in the statement of financial position. The guidance requires entities to disclose gross information and net information about both instruments and transactions that are offset in the statement of financial position, and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope includes financial instruments and derivative instruments. The disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Disclosures required under the guidance shall be provided for all comparative periods presented. The company is currently assessing the impact of the guidance.

3.	Comprehensive Income
Total comprehensive income is comprised of net earnings, net foreign currency translation adjustments, net unamortized pension and postretirement benefits adjustments, and net unrealized gains and losses on cash-flow hedges. Total comprehensive income for the three-month periods ended January 29, 2012 and January 30, 2011 was $182 and $257, respectively. Total comprehensive income for the six-month periods ended January 29, 2012 and January 30, 2011 was $406 and $659.
The components of Accumulated other comprehensive income (loss) consisted of the following:

	January 29, 2012	July 31, 2011
Foreign currency translation adjustments, net of tax (1)	$299	$396
Cash-flow hedges, net of tax (2)	(11)	(20)
Unamortized pension and postretirement benefits, net of tax (3):
Net actuarial loss	(778)	(809)
Prior service credit	5	6
Total Accumulated other comprehensive loss	$(485)	$(427)

_______________________________________

(1)	Includes a tax expense of $21 as of January 29, 2012, and $4 as of July 31, 2011. The amount related to noncontrolling interests was not material.

(2)	Includes a tax benefit of $8 as of January 29, 2012, and $11 as of July 31, 2011.

(3)	Includes a tax benefit of $442 as of January 29, 2012, and $459 as of July 31, 2011.

4.	Goodwill and Intangible Assets
The following table shows the changes in the carrying amount of goodwill by business segment:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	North America Foodservice	Total
Balance at July 31, 2011	$322	$914	$639	$112	$146	$2,133
Foreign currency translation adjustment	—	(28)	(47)	—	—	(75)
Balance at January 29, 2012	$322	$886	$592	$112	$146	$2,058

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	January 29, 2012	July 31, 2011
Intangible Assets:
Non-amortizable intangible assets	$499	$515
Amortizable intangible assets	21	21
	520	536
Accumulated amortization	(9)	(9)
Total net intangible assets	$511	$527

Non-amortizable intangible assets consist of trademarks, which mainly include Pace, Royco, Liebig, Blå Bland, and Touch of Taste.
Amortizable intangible assets consist substantially of process technology and customer intangibles. Amortization related to these assets was less than $1 for the six-month periods ended January 29, 2012, and January 30, 2011. The estimated aggregated amortization expense for each of the five succeeding fiscal years is less than $1 per year. Asset useful lives range from ten to twenty years.

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

	Three Months Ended		Six Months Ended
	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011
Net sales
U.S. Simple Meals	$824	$842	$1,698	$1,740
Global Baking and Snacking	526	526	1,094	1,070
International Simple Meals and Beverages	402	421	761	793
U.S. Beverages	187	180	385	385
North America Foodservice	173	158	335	311
Total	$2,112	$2,127	$4,273	$4,299

	Three Months Ended		Six Months Ended
	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011
Earnings before interest and taxes
U.S. Simple Meals	$174	$177	$434	$417
Global Baking and Snacking	71	81	159	181
International Simple Meals and Beverages	58	69	101	120
U.S. Beverages	34	43	64	98
North America Foodservice	28	21	55	44
Corporate(1)	(33)	(32)	(63)	(57)
Restructuring charges(2)	(3)	—	(5)	—
Total	$329	$359	$745	$803
_______________________________________

(1)	Represents unallocated corporate expenses.

(2)	See Note 6 for additional information.
The company’s global net sales based on product categories are as follows:

	Three Months Ended		Six Months Ended
	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011
Net Sales
Simple Meals	$1,323	$1,335	$2,633	$2,666
Baked Snacks	557	566	1,159	1,154
Beverages	232	226	481	479
Total	$2,112	$2,127	$4,273	$4,299
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
On June 28, 2011, the company announced a series of initiatives to improve supply chain efficiency and reduce overhead costs across the organization to help fund plans to drive the growth of the business. The company also announced its intent to exit the Russian market. The company expects to eliminate approximately 750 positions in connection with these initiatives. Details of the plans include:

•
In Australia, the company will invest in a new system to automate packing operations at its biscuit plant in Virginia. This investment will occur through the second quarter of 2013 and will result in the elimination of approximately 190 positions. Further, the company improved asset utilization in the U.S. by shifting production of ready-to-serve soups from Paris, Texas, to other facilities in 2012. In addition, the manufacturing facility in Marshall, Michigan, was closed in 2011, and manufacturing of Campbell’s Soup at Hand microwavable products was consolidated at the Maxton, North Carolina, plant in 2012.

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
In the second quarter of 2012, the company recorded a restructuring charge of $3 ($2 after tax or $.01 per share) related to these initiatives, resulting in a year-to-date charge of $5 ($3 after tax or $.01 per share). In the fourth quarter of 2011, the company recorded a restructuring charge of $63 ($41 after tax or $.12 per share). A summary of the pre-tax charges and remaining costs associated with the initiatives is as follows:

	Total Program	Recognized as of January 29, 2012	Remaining Costs to be Recognized
Severance pay and benefits	$42	$(39)	$3
Asset impairment/accelerated depreciation	23	(23)	—
Other exit costs	10	(6)	4
Total	$75	$(68)	$7

Of the aggregate $75 of pre-tax costs, the company expects approximately $50 will be cash expenditures, the majority of which will be spent in 2012. In addition, the company expects to invest approximately $40 in capital expenditures in connection with the actions. The initiatives are expected to be completed by the end of 2013.
A summary of the restructuring activity and related reserves associated with these initiatives at January 29, 2012 is as follows:

		Six Months Ended January 29, 2012
	Accrued Balance at July 31, 2011	Charges	Cash Payments	Foreign Currency Translation Adjustment	Accrued Balance at January 29, 2012
Severance pay and benefits	$35	$2	$(15)	$(1)	$21
Asset impairment/accelerated depreciation	—	1
Other exit costs	4	2	(2)	—	4
Total	$39	$5	$(17)	$(1)	$25

A summary of restructuring charges incurred to date associated with each segment is as follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	North America Foodservice	Corporate	Total
Severance pay and benefits	$10	$13	$10	$3	$1	$2	$39
Asset impairment/accelerated depreciation	20	—	3	—	—	—	23
Other exit costs	1	—	1	—	—	4	6
	$31	$13	$14	$3	$1	$6	$68

The company expects to incur additional pre-tax costs of approximately $7 by segment as follows: U.S. Simple Meals $2, Global Baking and Snacking $2, and International Simple Meals and Beverages $3. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.

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

The computation of basic and diluted earnings per share attributable to common shareowners is as follows:

	Three Months Ended		Six Months Ended
	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011
Net earnings attributable to Campbell Soup Company	$205	$239	$470	$518
Less: net earnings allocated to participating securities	(1)	(3)	(3)	(6)
Net earnings available to Campbell Soup Company common shareowners	$204	$236	$467	$512

Weighted average shares outstanding — basic	318	330	319	332
Effect of dilutive securities: stock options and other share-based payment awards	2	2	2	3
Weighted average shares outstanding — diluted	320	332	321	335

Net earnings attributable to Campbell Soup Company per common share:
Basic	$.64	$.72	$1.46	$1.54
Diluted	$.64	$.71	$1.45	$1.53

There were no antidilutive stock options for the three-month and six-month periods ended January 29, 2012 and January 30, 2011.

8.	Noncontrolling Interests
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
The company owns a 70% controlling interest in a Malaysian food products manufacturing company. The earnings attributable to the noncontrolling interest have historically been less than $1 annually and were previously included in Other expense/(income) in the Consolidated Statements of Earnings. Beginning in the third quarter of 2011, the earnings attributable to the noncontrolling interest were included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings. The earnings were not material for the six-month period ended January 29, 2012.
The noncontrolling interests in these entities were included in Total equity in the Consolidated Balance Sheets and Consolidated Statements of Equity.

9.	Pension and Postretirement Benefits
The company sponsors certain defined benefit pension plans and postretirement benefit plans for employees. Components of benefit expense were as follows:

	Three Months Ended				Six Months Ended
	Pension		Postretirement		Pension		Postretirement
	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011
Service cost	$13	$15	$1	$1	$27	$29	$2	$2
Interest cost	30	31	5	5	61	61	9	9
Expected return on plan assets	(44)	(45)	—	—	(89)	(89)	—	—
Amortization of prior service credit	—	—	(1)	(1)	—	—	(1)	(1)
Recognized net actuarial loss	19	17	2	2	37	35	4	4
Net periodic benefit expense	$18	$18	$7	$7	$36	$36	$14	$14

A contribution of $55 was made to U.S. pension plans and contributions of $8 were made to non-U.S. pension plans during the six-month period ended January 29, 2012. Additional contributions to U.S. pension plans are not expected this year. Contributions to non-U.S. pension plans are expected to be approximately $6 during the remainder of the year.

10.	Financial Instruments
The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, excluding the current portion of long-term debt, approximate fair value. The fair value of long-term debt, including the current portion of long-term debt in Short-term borrowings, was $2,678 at January 29, 2012 and $2,603 at July 31, 2011. The carrying value was $2,417 at January 29, 2012 and $2,427 at July 31, 2011. The fair value of long-term debt is based on quoted market prices or pricing models using current market rates.
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
The company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. The company minimizes the counterparty credit risk on these transactions by dealing only with leading, credit-worthy financial institutions having long-term credit ratings of “A” or better. In addition, the contracts are distributed among several financial institutions, thus minimizing credit-risk concentration. The company does not have credit-risk-related contingent features in its derivative instruments as of January 29, 2012.
Foreign Currency Exchange Risk

The company is exposed to foreign currency exchange risk related to its international operations, including non-functional currency intercompany debt and net investments in subsidiaries. The company is also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. Principal currencies hedged include the Australian dollar, Canadian dollar, euro, Swedish krona, New Zealand dollar, British pound and Japanese yen. The company utilizes foreign exchange forward purchase and sale contracts as well as cross-currency swaps to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. The company typically hedges portions of its forecasted foreign currency transaction exposure with foreign exchange forward contracts for up to 18 months. To hedge currency exposures related to intercompany debt, cross-currency swap contracts are entered into for periods consistent with the underlying debt. As of January 29, 2012, cross-currency swap contracts mature in 2012 through 2015. The notional amount of foreign exchange forward and cross-currency swap contracts accounted for as cash-flow hedges was $251 at January 29, 2012 and $287 at July 31, 2011. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings on the same line item and the same period in which the underlying hedge transaction affects earnings. The notional amount of foreign exchange forward and cross-currency swap contracts that are not designated as accounting hedges was $838 and $861 at January 29, 2012 and July 31, 2011, respectively.
Interest Rate Risk
The company manages its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain its variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. The notional amount of outstanding fair-value interest rate swaps totaled $500 at January 29, 2012 and at July 31, 2011. These swaps mature in 2013 through 2014.
Commodity Price Risk
The company principally uses a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. The company also enters into commodity futures and options contracts to reduce the volatility of price fluctuations of diesel fuel, wheat, soybean oil, aluminum, and natural gas, which impact the cost of raw materials. Commodity futures and option contracts are typically accounted for as cash-flow hedges or are not designated as accounting hedges. The company enters into commodity futures and option contracts to hedge a portion of commodity requirements for periods typically up to 12 months. The notional amount of commodity contracts accounted for as cash-flow hedges was $1 at January 29, 2012 and $6 at July 31, 2011. The notional amount of commodity contracts that are not designated as accounting hedges was $61 at January 29, 2012 and $81 at July 31, 2011.
Equity Price Risk
The company hedges a portion of exposures relating to certain deferred compensation obligations linked to the total return of the Standard & Poor’s 500 Index, the total return of the company’s capital stock and the total return of the Vanguard International Stock Index. Under these contracts, the company pays variable interest rates and receives from the counterparty either the total return of the Standard & Poor’s 500 Index, the total return on company capital stock, or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard International Stock Index. These contracts were not designated as hedges for accounting purposes and are typically entered into for periods not exceeding 12 months. The notional amounts of the contracts as of January 29, 2012 and July 31, 2011 were $68 and $71, respectively.
The following table summarizes the fair value of derivative instruments recorded in the Consolidated Balance Sheets as of January 29, 2012, and July 31, 2011:

	Balance Sheet Classification	January 29, 2012	July 31, 2011
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$1	$—
Interest rate swaps	Other current assets	10	—
Interest rate swaps	Other assets	13	33
Total derivatives designated as hedges		$24	$33
Derivatives not designated as hedges:
Foreign exchange forward contracts	Other current assets	$2	$—
Commodity derivative contracts	Other current assets	1	3
Deferred compensation derivative contracts	Other current assets	1	—
Cross-currency swap contracts	Other current assets	9	—
Cross-currency swap contracts	Other assets	9	1
Total derivatives not designated as hedges		$22	$4
Total asset derivatives		$46	$37

	Balance Sheet Classification	January 29, 2012	July 31, 2011
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$1	$7
Cross-currency swap contracts	Accrued liabilities	—	8
Cross-currency swap contracts	Other liabilities	26	30
Total derivatives designated as hedges		$27	$45
Derivatives not designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$—	$2
Commodity derivative contracts	Accrued liabilities	3	2
Cross-currency swap contracts	Accrued liabilities	10	17
Deferred compensation derivative contracts	Accrued liabilities	3	3
Cross-currency swap contracts	Other liabilities	58	74
Total derivatives not designated as hedges		$74	$98
Total liability derivatives		$101	$143

The following tables show the effect of the company’s derivative instruments designated as cash-flow hedges for the three- and six-month periods ended January 29, 2012 and January 30, 2011, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:
Derivatives Designated as Cash-Flow Hedges

		Total Cash-Flow Hedge OCI Activity
Three Months Ended January 29, 2012, and January 30, 2011		2012	2011
OCI derivative gain/(loss) at beginning of quarter		$(22)	$(27)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		(2)	—
Commodity contracts		—	3
Amount of (gain) or loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Other expenses/income	(1)	(1)
Foreign exchange forward contracts	Cost of products sold	5	—
Forward starting interest rate swaps	Interest expense	1	—
OCI derivative gain/(loss) at end of quarter		$(19)	$(25)

		Total Cash-Flow Hedge OCI Activity
Six Months Ended January 29, 2012, and January 30, 2011		2012	2011
OCI derivative gain/(loss) at beginning of year		$(31)	$(28)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		5	(3)
Cross-currency swap contracts		(1)	—
Commodity contracts		—	3
Amount of (gain) or loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	6	2
Forward starting interest rate swaps	Interest expense	2	1
OCI derivative gain/(loss) at end of quarter		$(19)	$(25)

Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is not material. The ineffective portion and amount excluded from effectiveness testing were not material.
The following tables show the effect of the company’s derivative instruments designated as fair-value hedges in the Consolidated Statements of Earnings:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives		Amount of Gain or (Loss) Recognized in Earnings on Hedged Item
Derivatives Designated as Fair-Value Hedges	Location of Gain or (Loss) Recognized in Earnings	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011
Three Months Ended
Interest rate swaps	Interest expense	$(5)	$(8)	$5	$8
Six Months Ended
Interest rate swaps	Interest expense	$(10)	$(7)	$10	$7

The following table shows the effects of the company’s derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	Location of Gain or(Loss) Recognized in Earnings	Three Months Ended		Six Months Ended
Derivatives not Designated as Hedges		January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011
Foreign exchange forward contracts	Other expenses/income	$1	$(1)	$1	$(1)
Foreign exchange forward contracts	Cost of products sold	3	(1)	4	(1)
Cross-currency swap contracts	Other expenses/income	16	(1)	39	(39)
Commodity derivative contracts	Cost of products sold	(2)	8	(7)	9
Deferred compensation derivative contracts	Administrative expenses	(2)	—	(1)	2
Total		$16	$5	$36	$(30)

11.	Fair Value Measurements
The company is required to categorize financial assets and liabilities based on the following fair value hierarchy:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
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
The following table presents the company’s financial assets and liabilities that are measured at fair value on a recurring basis as of January 29, 2012, and July 31, 2011, consistent with the fair value hierarchy:

	Fair Value as of January 29, 2012	Fair Value Measurements at January 29, 2012 Using Fair Value Hierarchy			Fair Value as of July 31, 2011	Fair Value Measurements at July 31, 2011 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Interest rate swaps(1)	$23	$—	$23	$—	$33	$—	$33	$—
Foreign exchange forward contracts(2)	3	—	3	—	—	—	—	—
Cross-currency swap contracts(3)	18	—	18	—	1	—	1	—
Deferred compensation derivative contracts(4)	1	—	1	—	—	—	—	—
Commodity derivative contracts(5)	1	1	—	—	3	3	—	—
Total assets at fair value	$46	$1	$45	$—	$37	$3	$34	$—

	Fair Value as of January 29, 2012	Fair Value Measurements at January 29, 2012 Using Fair Value Hierarchy			Fair Value as of July 31, 2011	Fair Value Measurements at July 31, 2011 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange forward contracts(2)	$1	$—	$1	$—	$9	$—	$9	$—
Cross-currency swap contracts(3)	94	—	94	—	129	—	129	—
Deferred compensation derivative contracts(4)	3	—	3	—	3	—	3	—
Commodity derivative contracts(5)	3	3	—	—	2	2	—	—
Deferred compensation obligation(6)	153	101	52	—	144	97	47	—
Total liabilities at fair value	$254	$104	$150	$—	$287	$99	$188	$—
_______________________

(1)	Based on LIBOR swap rates.

(2)	Based on observable market transactions of spot currency rates and forward rates.

(3)	Based on observable local benchmarks for currency and interest rates.

(4)	Based on LIBOR and equity index swap rates.

(5)	Based on quoted futures exchanges.

(6)	Based on the fair value of the participants’ investments.

12.	Share Repurchase Programs
In June 2011, the Board authorized the purchase of up to $1,000 of company stock. This program has no expiration date. In addition to this publicly announced program, the company repurchases shares to offset the impact of dilution from shares issued under the company’s stock compensation plans.
During the six-month period ended January 29, 2012, the company repurchased 5 million shares at a cost of $173. Of this amount, $115 was used to repurchase shares pursuant to the company’s June 2011 publicly announced share repurchase program. Approximately $885 remains available under this program as of January 29, 2012.
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
Total pre-tax stock-based compensation expense recognized in the Consolidated Statements of Earnings was $23 and $25 for the three-month periods ended January 29, 2012, and January 30, 2011, respectively. Tax-related benefits of $9 were also recognized for each of the three-month periods ended January 29, 2012, and January 30, 2011. Total pre-tax stock-based compensation expense recognized in the Consolidated Statements of Earnings was $45 and $46 for the six-month periods ended January 29, 2012, and January 30, 2011, respectively. Tax-related benefits of $17 were also recognized for each of the six-month periods ended January 29, 2012, and January 30, 2011. Cash received from the exercise of stock options was $23 and $38 for the six-month periods ended January 29, 2012, and January 30, 2011, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
The following table summarizes stock option activity as of January 29, 2012:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)
Outstanding at July 31, 2011	8,706	$26.23
Granted	—	$—
Exercised	(845)	$27.30
Terminated	(70)	$26.63
Outstanding at January 29, 2012	7,791	$26.11	1.9	$41
Exercisable at January 29, 2012	7,791	$26.11	1.9	$41

The total intrinsic value of options exercised during the six-month periods ended January 29, 2012, and January 30, 2011, was $4 and $14, respectively. As of January 2009, compensation related to stock options was fully expensed. The company measured the fair value of stock options using the Black-Scholes option pricing model.
The following table summarizes time-lapse restricted stock units, EPS performance restricted stock units and strategic performance restricted stock units as of January 29, 2012:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 31, 2011	2,710	$35.11
Granted	2,611	$32.38
Vested	(1,133)	$35.80
Forfeited	(156)	$33.39
Nonvested at January 29, 2012	4,032	$33.21

The fair value of time-lapse restricted stock units, EPS performance restricted stock units, and strategic performance restricted stock units is determined based on the quoted price of the company’s stock at the date of grant. Time-lapse restricted stock units are expensed on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis. EPS performance restricted stock units are expensed on a graded-vesting basis, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis. There were approximately 300 thousand EPS performance target grants outstanding at January 29, 2012 with a weighted-average grant-date fair value of $33.56. Strategic performance restricted stock units are expensed on a straight-line basis over the service period. There were approximately 1.32 million strategic performance target grants outstanding at January 29, 2012 with a grant-date fair value of $32.37. The actual number of EPS performance restricted stock units and strategic performance restricted stock units issued at the vesting date could range from 0% to 100% and 0% to 200%, respectively, of the initial grant, depending on actual performance achieved. Expense is estimated based on the number of awards expected to vest.
On July 1, 2011, the company issued approximately 400 thousand special retention time-lapse restricted stock units to certain executives to support successful execution of the company’s shift in strategic direction and leadership transition. These awards vest over a two-year period and are included in the table above. The grant-date fair value was $34.65.
As of January 29, 2012, total remaining unearned compensation related to nonvested time-lapse restricted stock units, EPS performance restricted stock units and strategic performance restricted stock units was $91, which will be amortized over the weighted-average remaining service period of 1.7 years. The fair value of restricted stock units vested during the six-month periods ended January 29, 2012, and January 30, 2011, was $37 and $39, respectively. The weighted-average grant-date fair value of the restricted stock units granted during the six-month period ended January 30, 2011, was $36.08.

The following table summarizes TSR performance restricted stock units as of January 29, 2012:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 31, 2011	3,431	$40.78
Granted	—	$—
Vested	—	$—
Forfeited	(1,258)	$45.62
Nonvested at January 29, 2012	2,173	$37.98

The company estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation. Assumptions used in the 2011 Monte Carlo simulation were as follows:

	2011
Risk-free interest rate	0.59%
Expected dividend yield	3.00%
Expected volatility	23.71%
Expected term	3	yrs.
Compensation expense is recognized on a straight-line basis over the service period. As of January 29, 2012, total remaining unearned compensation related to TSR performance restricted stock units was $32, which will be amortized over the weighted-average remaining service period of 1.4 years. In the first quarter of 2012, recipients of TSR performance restricted stock units earned 0% of the initial grants based upon the company’s TSR ranking in a performance peer group during a three-year period ended July 29, 2011. The total fair value of TSR performance restricted stock units vested during the six-month period ended January 30, 2011, was $38. The grant-date fair value of TSR performance restricted stock units granted during the six-month period ended January 30, 2011, was $43.18. There were no TSR performance restricted stock units granted during the six-month period ended January 29, 2012.
Prior to fiscal 2009, employees could elect to defer all types of restricted stock awards. These awards were classified as liabilities because of the possibility that they may be settled in cash. The fair value is adjusted quarterly. As of January 2011 these awards were fully vested. Total cash paid to settle the liabilities during the six-month period ended January 30, 2011, was not material.
The excess tax benefits on the exercise of stock options and vested restricted stock presented as cash flows from financing activities were not material for the six-month period ended January 29, 2012 and were $6 for the six-month period ended January 30, 2011.

14.	Inventories

	January 29, 2012	July 31, 2011
Raw materials, containers and supplies	$297	$261
Finished products	449	506
	$746	$767

15. Supplemental Cash Flow Information
Other cash used in operating activities for the six-month periods was comprised of the following:

	January 29, 2012	January 30, 2011
Benefit related payments	$(20)	$(15)
Other	(1)	(8)
	$(21)	$(23)

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
Executive Summary
This Executive Summary provides significant highlights from the discussion and analysis that follows.

•	Net sales decreased 1% in the quarter to $2.112 billion.

•	Gross profit, as a percent of sales, decreased to 38.4% in the current quarter from 39.4% a year ago.

•	Net earnings per share for the quarter were $.64, a decline of 10% from a year ago.
Net earnings attributable to Campbell Soup Company
Net earnings and net earnings per share were impacted by restructuring charges in 2012. In 2011, the company announced a series of initiatives to improve supply chain efficiency and reduce overhead costs across the organization to help fund plans to drive the growth of the business. The company also announced its intent to close its office in Moscow and exit the Russian market. In the second quarter of 2012, the company recorded pre-tax restructuring charges of $3 million ($2 million after tax or $.01 per share) related to the initiatives. The year-to-date impact was $5 million ($3 million after tax or $.01 per share).
Net earnings were $205 million ($.64 per share) in the quarter ended January 29, 2012 compared to $239 million ($.71 per share) in the year-ago quarter. The decline in net earnings and earnings per share was primarily due to cost inflation, lower sales volumes and a higher effective tax rate, partially offset by higher selling prices and productivity improvements. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding, which was primarily due to share repurchases under the company’s strategic share repurchase programs.
Net earnings were $470 million ($1.45 per share) for the six months ended January 29, 2012, compared to $518 million ($1.53 per share) for the year-ago period. The decline was primarily due to cost inflation, lower sales volumes and a higher effective tax rate, partly offset by higher selling prices and productivity improvements. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding, which was primarily due to share repurchases under the company’s strategic share repurchase programs.
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
The company also owns a 70% controlling interest in a Malaysian food products manufacturing company. Historically, the earnings attributable to the noncontrolling interest were less than $1 million annually and were previously included in Other expenses/(income) in the Consolidated Statements of Earnings. Beginning in the third quarter of 2011, the earnings attributable to the noncontrolling interest were included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings. The earnings were not material for the six-month period ended January 29, 2012.

SECOND-QUARTER DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	2012	2011	% Change
	(Millions)
U.S. Simple Meals	$824	$842	(2)%
Global Baking and Snacking	526	526	—
International Simple Meals and Beverages	402	421	(5)
U.S. Beverages	187	180	4
North America Foodservice	173	158	9
	$2,112	$2,127	(1)%

An analysis of percent change of net sales by reportable segment follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	North America Foodservice	Total
Volume and Mix	(5)%	(4)%	(5)%	2%	7%	(3)%
Price and Sales Allowances	3	5	2	1	2	3
(Increased)/Decreased Promotional Spending (1)	—	(2)	(1)	1	—	(1)
Currency	—	1	(1)	—	—	—
	(2)%	—%	(5)%	4%	9%	(1)%
__________________________________________

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.
In U.S. Simple Meals, sales declined 2%, reflecting decreases in U.S. Soup and U.S. Sauces. U.S. Soup sales decreased 2% as volume performance was impacted by higher selling prices and decreased promotional spending. The U.S. Soup sales performance was better than retail consumer takeaway, based on IRI panel data and company estimates, reflecting the impact of movements in customer inventory levels relative to the prior year. Further details of U.S. Soup include:

•	Sales of Campbell’s condensed soups increased 5%, with increases in both cooking and eating varieties. Sales of cooking varieties benefited from a strong holiday period in 2012.

•
Sales of ready-to-serve soups decreased 12% as the benefit of higher selling prices and lower promotional spending was more than offset by lower volumes. The introduction of Campbell’s Slow Kettle soups positively impacted sales performance in the current quarter.

•	Broth sales increased 3%, reflecting volume gains in aseptically packaged broths and the benefit of new items, including Swanson Flavor Boost.
U.S. Sauces sales decreased 2%. Sales of Prego pasta sauce increased 6% as increased advertising support and promotional activity drove strong volume gains. Sales of Pace Mexican sauce decreased 7% reflecting the impact of increased private label competitive activity. Sales of other simple meal products declined.
In Global Baking and Snacking, sales were $526 million, comparable to the prior-year quarter. Sales at Pepperidge Farm increased slightly as the benefit of higher selling prices was mostly offset by lower volumes and higher promotional costs. Within Pepperidge Farm, sales of cookies and crackers increased, led by double-digit growth in Goldfish snack crackers, partly offset by declines in cookies. Pepperidge Farm bakery sales decreased slightly. Excluding the favorable impact of currency, sales at Arnott's declined primarily due to the impact of increased promotional spending and lower volumes, partly offset by higher selling prices. The volume performance was negatively impacted by an increase in promoted and non-promoted price points at retail and a weak consumer environment in Australia. Within the segment, promotional spending was increased to be more competitive.

In International Simple Meals and Beverages, sales decreased 5% primarily due to sales performance in Europe and Canada, partially offset by gains in the Asia Pacific region and Latin America. In Europe, sales decreased primarily due to volume declines in France and Germany. In Canada, sales decreased due to declines in soup and the impact of currency. In Asia Pacific, sales increased due to the impact of currency and growth in Japan and Malaysia, partially offset by declines in soup in Australia.
In U.S. Beverages, sales increased 4%. Sales gains were driven by growth in V8 Splash juice drinks and V8 V-Fusion juices, partly offset by a decline in V8 vegetable juice. Sales benefited from the launch of new items, including V8 V-Fusion Smoothies, and higher levels of advertising.
In North America Foodservice, sales increased 9% primarily due to volume-driven gains in fresh chilled soup sold at retail.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased by $27 million in 2012. As a percent of sales, gross profit decreased from 39.4% in 2011 to 38.4% in 2012. The 1.0 percentage-point decrease was due to the following factors:

Margin Impact
Cost inflation and other factors	(4.1)
Mix	(0.4)
Higher level of promotional spending	(0.4)
Higher selling prices	2.2
Productivity improvements	1.7
(1.0)

Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 14.1% in 2012 and 13.7% in 2011. Marketing and selling expenses increased 2% in 2012 from 2011. The increase was primarily due to higher advertising and consumer promotion expenses (approximately 3 percentage points), partly offset by lower selling expenses (approximately 1 percentage point). Advertising and consumer promotion expenses increased 6% in 2012 from 2011, reflecting brand-building investments across many key brands.
Administrative Expenses
Administrative expenses as a percent of sales were 7.2% in 2012 and in 2011. Administrative expenses decreased by 1% in 2012 from 2011, reflecting the benefit of cost savings primarily from restructuring initiatives and other factors (approximately 6 percentage points), partially offset by higher incentive compensation and benefit costs (approximately 5 percentage points).
Operating Earnings
Segment operating earnings decreased 7% in 2012 from 2011.
An analysis of operating earnings by segment follows:

	2012	2011	% Change
	(Millions)
U.S. Simple Meals	$174	$177	(2)%
Global Baking and Snacking	71	81	(12)
International Simple Meals and Beverages	58	69	(16)
U.S. Beverages	34	43	(21)
North America Foodservice	28	21	33
	365	391	(7)%
Corporate	(33)	(32)
Restructuring charges	(3)	—
	$329	$359

Earnings from U.S. Simple Meals decreased 2%. For the segment, lower volumes and increased advertising and consumer promotion expenses were partly offset by an increase in gross margin percentage, and lower selling and administrative expenses. The decrease in operating earnings reflected lower earnings in U.S. Sauces, including incremental spending on innovation, partly offset by earnings gains in U.S. Soup, reflecting improved price realization. In 2012, the company reduced the level of promotional spending while increasing reliance on advertising and other brand-building initiatives.
Earnings from Global Baking and Snacking decreased 12% reflecting decreases in both Pepperidge Farm and Arnott's primarily due to cost inflation and increased promotional spending, partly offset by higher selling prices. Promotional spending was increased to support the businesses.
Earnings from International Simple Meals and Beverages decreased 16%. The decrease in operating earnings was primarily due to increased costs associated with the company's market expansion in China, and lower earnings in Europe and Canada.
Earnings from U.S. Beverages decreased 21% reflecting significant cost inflation, primarily in juice concentrates and packaging materials, and increased advertising expense, partly offset by productivity improvements.
Earnings from North America Foodservice increased 33%. The increase in operating earnings was primarily driven by volume gains, higher selling prices, and productivity improvements, partly offset by cost inflation.
Interest Expense/Income
Interest expense decreased to $28 million from $34 million in the prior year, primarily due to lower interest rates on fixed-rate debt and lower levels of fixed-rate debt.
Taxes on Earnings
The effective tax rate was 33.7% for the current quarter compared to 27.1% in the year-ago quarter. The increase in the rate was primarily due to lower taxes on foreign earnings in the prior year.

SIX-MONTH DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	2012	2011	% Change
	(Millions)
U.S. Simple Meals	$1,698	$1,740	(2)%
Global Baking and Snacking	1,094	1,070	2
International Simple Meals and Beverages	761	793	(4)
U.S. Beverages	385	385	—
North America Foodservice	335	311	8
	$4,273	$4,299	(1)%

An analysis of percent change of net sales by reportable segment follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	North America Foodservice	Total
Volume and Mix	(6)%	(4)%	(7)%	2%	5%	(4)%
Price and Sales Allowances	4	5	2	—	3	3
Increased Promotional Spending (1)	—	(1)	—	(2)	—	(1)
Currency	—	2	1	—	—	1
	(2)%	2%	(4)%	—%	8%	(1)%
__________________________________________

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

In U.S. Simple Meals, sales decreased 2%, reflecting a decline in U.S. Soup, partially offset by growth in U.S. Sauces. U.S. Soup sales decreased 3% as lower volumes were partially offset by higher selling prices and lower promotional spending. Promotional spending was reduced in the current year to improve price realization, partly offset by an increase in support of new products. Further details of U.S. Soup include:

•	Sales of Campbell’s condensed soups were comparable to the prior-year period.

•
Sales of ready-to-serve soups decreased 11%. Ready-to-serve soup volumes were especially impacted by the company’s shift to improve price realization through higher selling prices and reduced promotional spending. The introduction of Campbell’s Slow Kettle soups positively impacted sales performance for the year.

•	Broth sales increased 4%, reflecting volume gains, primarily due to a strong holiday performance and the benefit from new item launches.
U.S. Sauces sales increased 1%. Sales of Prego pasta sauce increased 4% due to volume-driven sales gains, partially offset by increased promotional spending. Sales of Pace Mexican sauce declined 5% reflecting the impact of increased private label competitive activity. In U.S. Sauces, promotional spending increased to improve marketplace performance.
In Global Baking and Snacking, sales increased 2% primarily due to the impact of currency. Sales at Pepperidge Farm increased, reflecting an increase in cracker sales, driven by growth in Goldfish snack crackers and the launch of Cracker Chips in 2011, partly offset by declines in cookie sales. Excluding the impact of currency, sales at Arnott’s declined primarily due to lower volumes. The volume performance was negatively impacted by an increase in promoted and non-promoted price points at retail, and a weak consumer environment in Australia.
In International Simple Meals and Beverages, sales decreased 4%, primarily due to sales performance in Canada and Europe. In Canada, sales decreased due to volume-driven declines in soup. In Europe, sales decreased primarily due to volume declines in France and Germany, partially offset by gains in Belgium.
In U.S. Beverages, sales were comparable to the prior year. Sales of both V8 Splash juice drinks and V8 V-Fusion juice increased, while sales of V8 vegetable juice declined. Sales of V8 V-Fusion juice benefited from new product launches. In response to intensified competition and new entrants in both 100-percent vegetable juice and fruit and vegetable blends, the company increased promotional spending, primarily on V8 V-Fusion juice.
In North America Foodservice, sales increased 8% primarily due to volume-driven gains in fresh chilled soup sold at retail.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased by $67 million in 2012. As a percent of sales, gross profit decreased from 40.3% in 2011 to 39.0% in 2012. The 1.3-percentage-point decrease was due to the following factors:

Margin Impact
Cost inflation and other factors	(4.2)
Mix	(0.7)
Higher level of promotional spending	(0.3)
Higher selling prices	2.1
Productivity improvements	1.8
(1.3)

Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 13.1% in 2012 and 13.2% in 2011. Marketing and selling expenses decreased 2% in 2012 from 2011. The decrease was primarily due to lower advertising and consumer promotion expenses (approximately 1 percentage point); lower selling expenses (approximately 1 percentage point); and lower other marketing expenses (approximately 1 percentage point); partially offset by the impact of currency (approximately 1 percentage point). Advertising and consumer promotion expenses are expected to increase in the remainder of 2012.
Administrative Expenses
Administrative expenses as a percent of sales were 7.0% in 2012 and 6.8% in 2011. Administrative expenses increased by 1% in 2012 from 2011, primarily due to higher incentive compensation and benefit costs (approximately 5 percentage points); and the impact of currency (approximately 1 percentage point); partially offset by the benefit of cost savings primarily from restructuring initiatives and other factors (approximately 5 percentage points).
Operating Earnings
Segment operating earnings decreased 5% in 2012 from 2011.
An analysis of operating earnings by segment follows:

	2012	2011	% Change
	(Millions)
U.S. Simple Meals	$434	$417	4%
Global Baking and Snacking	159	181	(12)
International Simple Meals and Beverages	101	120	(16)
U.S. Beverages	64	98	(35)
North America Foodservice	55	44	25
	813	860	(5)%
Corporate	(63)	(57)
Restructuring charges	(5)	—
	$745	$803

Earnings from U.S. Simple Meals increased 4%. The increase in operating earnings, driven primarily by improved earnings performance in U.S. Soup, was due to higher selling prices, productivity improvements and lower promotional spending, partially offset by lower volumes and cost inflation.
Earnings from Global Baking and Snacking decreased 12% primarily due to cost inflation, increased promotional spending and lower volumes, partially offset by higher selling prices and productivity improvements.
Earnings from International Simple Meals and Beverages decreased 16%. The decrease in operating earnings was primarily due to declines in Canada and increased costs associated with the company's market expansion in China.
Earnings from U.S. Beverages decreased 35%, primarily due to cost inflation, increased promotional spending and advertising, partly offset by productivity improvements.
Earnings from North America Foodservice increased 25%. The increase in operating earnings was primarily driven by higher selling prices, volume gains, and productivity improvements, partly offset by cost inflation.
Corporate expenses increased to $63 million in the year from $57 million a year ago, primarily due to losses on open commodity hedge positions and higher incentive compensation costs. Beginning in 2012, unrealized gains and losses on commodity hedging activities are excluded from segment operating earnings and are recorded in Corporate expenses as these open positions represent hedges of future purchases. Upon closing of the contracts, the realized gain or loss is transferred to segment operating earnings, which allows the segments to reflect the economic effects of the hedge without exposure to quarterly volatility of unrealized gains and losses. In prior periods, unrealized gains and losses on commodity hedging activities were not material.
Interest Expense/Income
Interest expense decreased to $58 million from $66 million in the prior year, primarily due to lower interest rates on fixed-rate debt and lower levels of fixed rate-debt.
Taxes on Earnings
The effective tax rate was 32.9% for the current period compared to 30.2% for the year-ago period. The increase in the rate was primarily due to lower taxes on foreign earnings in the prior year.
Restructuring Charges
On June 28, 2011, the company announced a series of initiatives to improve supply chain efficiency and reduce overhead costs across the organization to help fund plans to drive the growth of the business. The company also announced its intent to exit the Russian market. The company expects to eliminate approximately 750 positions in connection with these initiatives. Details of the plans include:

•
In Australia, the company will invest in a new system to automate packing operations at its biscuit plant in Virginia. This investment will occur through the second quarter of 2013 and will result in the elimination of approximately 190 positions. Further, the company improved asset utilization in the U.S. by shifting production of ready-to-serve soups from Paris, Texas, to other facilities in 2012. In addition, the manufacturing facility in Marshall, Michigan, was closed in 2011, and manufacturing of Campbell’s Soup at Hand microwavable products was consolidated at the Maxton, North Carolina, plant in 2012.

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
In the second quarter of 2012, the company recorded a restructuring charge of $3 million ($2 million after tax or $.01 per share) related to these initiatives, resulting in a year-to-date charge of $5 million ($3 million after tax or $.01 per share). In the fourth quarter of 2011, the company recorded a restructuring charge of $63 million ($41 million after tax or $.12 per share). A summary of the pre-tax charges and remaining costs associated with the initiatives is as follows:

(Millions)	Total Program	Recognized as of January 29, 2012	Remaining Costs to be Recognized
Severance pay and benefits	$42	$(39)	$3
Asset impairment/accelerated depreciation	23	(23)	—
Other exit costs	10	(6)	4
Total	$75	$(68)	$7

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
The total pre-tax costs of $75 million associated with each segment are expected to be as follows: U.S. Simple Meals $33 million, Global Baking and Snacking $15 million, International Simple Meals and Beverages $17 million, U.S. Beverages $3 million, North America Foodservice $1 million, and Corporate $6 million. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.

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
The company generated cash from operations of $478 million in 2012, compared to $483 million last year. The decline was primarily due to lower cash earnings, partially offset by the benefit of lower pension contributions in 2012.
Capital expenditures were $97 million in 2012 compared to $74 million a year ago. Capital expenditures in 2012 included the packing automation and capacity expansion projects at one of the company’s Australian biscuit plants (approximately $11 million), an advanced planning system in North America (approximately $7 million), capacity expansion at Pepperidge Farm (approximately $4 million), the ongoing initiative to simplify the soup-making process in North America (also known as the soup common platform initiative) (approximately $2 million), continued enhancement of the company’s corporate headquarters (approximately $6 million), and Pepperidge Farm's 34,000-square-foot innovation center (approximately $2 million). Capital expenditures are expected to total approximately $325 million in 2012.
Excluding shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares and for stock option exercises, the company repurchased approximately 5 million shares at a cost of $173 million during the six-month period ended January 29, 2012 and approximately 16 million shares at a cost of $573 million during the six-month period ended January 30, 2011. In the current year, approximately $115 million was used to repurchase shares pursuant to the company’s June 2011 publicly announced share repurchase program. Approximately $885 million remains available under the June 2011 repurchase program as of January 29, 2012. Approximately $456 million was used in the prior-year period to repurchase shares pursuant to the company’s June 2008 publicly announced share repurchase program, which was completed in the fourth quarter of 2011. In addition to the publicly announced share repurchase programs, the company also purchased shares to offset the impact of dilution from shares issued under the company’s stock compensation plans. The company expects to continue this practice in the future. See “Unregistered Sales of Equity Securities and Use of Proceeds” for more information.
At January 29, 2012, the company had $870 million of short-term borrowings due within one year and $45 million of standby letters of credit issued on behalf of the company. The company has committed revolving credit facilities totaling $2.0 billion. The facilities are comprised of a $1.5 billion facility that matures in September 2016, and a $500 million, 364-day facility that contains a one-year term-out feature. The facilities remained unused at January 29, 2012, except for $3 million of standby letters of credit issued on behalf of the company. These revolving credit agreements support the company’s commercial paper programs and other general corporate purposes.
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
In June 2011, the FASB issued authoritative guidance requiring entities to present net income and other comprehensive income (OCI) in one continuous statement or two separate, but consecutive, statements of net income and comprehensive income. The option to present items of OCI in the statement of changes in equity has been eliminated. In December 2011, the FASB issued an amendment to defer indefinitely a requirement in the June 2011 standard that called for reclassification adjustments from accumulated other comprehensive income to be measured and presented by income statement line item in net income and also in OCI. The new requirements are effective for annual reporting periods beginning after December 15, 2011 and for interim reporting periods within those years. The company does not expect the adoption to have a material impact on the company’s consolidated financial statements.
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
In December 2011, the FASB issued guidance related to disclosures about offsetting (netting) of assets and liabilities in the statement of financial position. The guidance requires entities to disclose gross information and net information about both instruments and transactions that are offset in the statement of financial position, and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope includes financial instruments and derivative instruments. The disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Disclosures required under the guidance shall be provided for all comparative periods presented. The company is currently assessing the impact of the guidance.

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

a.	Evaluation of Disclosure Controls and Procedures
The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer and Chief Administrative Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 29, 2012 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer and Chief Administrative Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective.

b.	Changes in Internal Controls
During the quarter ended January 29, 2012, there were no changes in the company’s internal control over financial reporting that materially affected, or were likely to materially affect, such control over financial reporting.

PART II

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)		Average Price Paid Per Share (2)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions) (3)
10/31/2011 - 11/30/2011	542,233	(4)	$32.95	(4)	351,901	$932
12/1/2011 - 12/31/2011	1,166,249	(5)	$32.70	(5)	765,548	$907
1/1/2012 - 1/29/2012	1,012,790	(6)	$32.32	(6)	663,258	$885
Total	2,721,272		$32.61		1,780,707	$885
____________________________________

(1)
Includes (i) 909,493 shares repurchased in open-market transactions to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, (ii) 16,018 shares owned and tendered in connection with stock option exercises, and (iii) 15,054 shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted shares. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the company’s shares on the date of vesting.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)
During the first six months of fiscal 2012, the company had one publicly announced share repurchase program. Under this program, which was announced on June 23, 2011, the company’s Board of Directors authorized the purchase of up to $1 billion of company stock. The program has no expiration date. In addition to the publicly announced share repurchase program, the company expects to continue to purchase shares, under separate authorization, as part of its practice of buying back shares sufficient to offset shares issued under incentive compensation plans.

(4)
Includes (i) 181,399 shares repurchased in open-market transactions at an average price of $32.96 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, and (ii) 8,933 shares owned and tendered by employees at an average price per share of $32.84 to satisfy tax withholding requirements on the vesting of restricted shares.

(5)
Includes (i) 389,452 shares repurchased in open-market transactions at an average price of $32.70 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, (ii) 5,915 shares owned and tendered by employees at an average price per share of $32.53 to satisfy tax withholding requirements on the vesting of restricted shares, and (iii) 5,334 shares owned and tendered at an average price of $32.60 in connection with stock option exercises.

(6)
Includes (i) 338,642 shares repurchased in open-market transactions at an average price of $32.31 to offset the dilutive impact to existing shareowners of issuances under the company’s stock compensation plans, (ii) 10,684 shares owned and tendered at an average price of $33.17 in connection with stock option exercises, and (iii) 206 shares owned and tendered by employees at an average price per share of $33.24 to satisfy tax withholding requirements on the vesting of restricted shares.

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
Date: March 7, 2012

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