Form 10-Q
period 2012-04-29
CAMPBELL SOUP CO
filed 2012-06-06
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
_____________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 29, 2012	Commission File Number 1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 316,000,338 shares of capital stock outstanding as of May 31, 2012.

PART I.

ITEM 1. FINANCIAL INFORMATION

CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
Net sales	$1,821	$1,813	$6,094	$6,112
Costs and expenses
Cost of products sold	1,115	1,081	3,723	3,648
Marketing and selling expenses	256	243	814	811
Administrative expenses	144	148	441	442
Research and development expenses	32	33	91	95
Other expenses / (income)	6	1	7	6
Restructuring charges	4	—	9	—
Total costs and expenses	1,557	1,506	5,085	5,002
Earnings before interest and taxes	264	307	1,009	1,110
Interest expense	29	27	87	93
Interest income	2	3	6	8
Earnings before taxes	237	283	928	1,025
Taxes on earnings	62	97	289	321
Net earnings	175	186	639	704
Less: Net earnings (loss) attributable to noncontrolling interests	(2)	(1)	(8)	(1)
Net earnings attributable to Campbell Soup Company	$177	$187	$647	$705
Per Share — Basic
Net earnings attributable to Campbell Soup Company	$.56	$.58	$2.03	$2.13
Dividends	$.29	$.29	$.87	$.855
Weighted average shares outstanding — basic	316	321	318	328
Per Share — Assuming Dilution
Net earnings attributable to Campbell Soup Company	$.55	$.57	$2.01	$2.11
Weighted average shares outstanding — assuming dilution	318	323	320	331
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	April 29, 2012	July 31, 2011
Current assets
Cash and cash equivalents	$383	$484
Accounts receivable	564	560
Inventories	673	767
Other current assets	147	152
Total current assets	1,767	1,963
Plant assets, net of depreciation	2,054	2,103
Goodwill	2,047	2,133
Other intangible assets, net of amortization	511	527
Other assets	113	136
Total assets	$6,492	$6,862
Current liabilities
Short-term borrowings	$751	$657
Payable to suppliers and others	507	585
Accrued liabilities	547	619
Dividend payable	93	95
Accrued income taxes	10	33
Total current liabilities	1,908	1,989
Long-term debt	2,006	2,427
Deferred taxes	439	367
Other liabilities	867	983
Total liabilities	5,220	5,766
Campbell Soup Company shareowners’ equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20
Additional paid-in capital	331	331
Earnings retained in the business	9,550	9,185
Capital stock in treasury, at cost	(8,144)	(8,021)
Accumulated other comprehensive loss	(485)	(427)
Total Campbell Soup Company shareowners’ equity	1,272	1,088
Noncontrolling interests	—	8
Total equity	1,272	1,096
Total liabilities and equity	$6,492	$6,862
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Nine Months Ended
	April 29, 2012	May 1, 2011
Cash flows from operating activities:
Net earnings	$639	$704
Adjustments to reconcile net earnings to operating cash flow
Restructuring charges	9	—
Stock-based compensation	62	69
Depreciation and amortization	189	194
Deferred income taxes	64	66
Other, net	94	81
Changes in working capital
Accounts receivable	(23)	(58)
Inventories	80	116
Prepaid assets	—	25
Accounts payable and accrued liabilities	(140)	(153)
Pension fund contributions	(68)	(140)
Receipts from hedging activities	11	1
Other	(79)	(47)
Net cash provided by operating activities	838	858
Cash flows from investing activities:
Purchases of plant assets	(173)	(133)
Sales of plant assets	1	9
Other, net	6	1
Net cash used in investing activities	(166)	(123)
Cash flows from financing activities:
Net short-term borrowings (repayments)	(302)	524
Long-term borrowings	—	500
Repayment of notes payable	—	(700)
Dividends paid	(281)	(284)
Treasury stock purchases	(272)	(696)
Treasury stock issuances	94	54
Excess tax benefits on stock-based compensation	6	7
Contribution from noncontrolling interest	—	9
Other, net	—	(5)
Net cash used in financing activities	(755)	(591)
Effect of exchange rate changes on cash	(18)	51
Net change in cash and cash equivalents	(101)	195
Cash and cash equivalents — beginning of period	484	254
Cash and cash equivalents — end of period	$383	$449
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareowners’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury
	Shares	Amount	Shares	Amount					Total Equity
Balance at August 1, 2010	542	$20	(206)	$(7,459)	$341	$8,760	$(736)	$3	$929
Contribution from noncontrolling interest								7	7
Comprehensive income (loss)
Net earnings (loss)						705		(1)	704
Foreign currency translation adjustments, net of tax							278	—	278
Cash-flow hedges, net of tax							(3)		(3)
Pension and postretirement benefits, net of tax							28		28
Other comprehensive income (loss)							303	—	303
Total comprehensive income (loss)									1,007
Dividends ($.855 per share)						(285)			(285)
Treasury stock purchased			(20)	(696)					(696)
Treasury stock issued under management incentive and stock option plans			3	115	(6)				109
Balance at May 1, 2011	542	$20	(223)	$(8,040)	$335	$9,180	$(433)	$9	$1,071
Balance at July 31, 2011	542	$20	(222)	$(8,021)	$331	$9,185	$(427)	$8	$1,096
Comprehensive income (loss)
Net earnings (loss)						647		(8)	639
Foreign currency translation adjustments, net of tax							(108)	—	(108)
Cash-flow hedges, net of tax							7		7
Pension and postretirement benefits, net of tax							43		43
Other comprehensive income (loss)							(58)	—	(58)
Total comprehensive income (loss)									581
Dividends ($.87 per share)						(282)			(282)
Treasury stock purchased			(8)	(272)					(272)
Treasury stock issued under management incentive and stock option plans			4	149	—				149
Balance at April 29, 2012	542	$20	(226)	$(8,144)	$331	$9,550	$(485)	$—	$1,272
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
In January 2010, the Financial Accounting Standards Board (FASB) issued additional authoritative guidance related to fair value measurements and disclosures. The guidance requires a roll forward, separately presenting information about purchases, sales, issuances and settlements on a gross basis, rather than net, of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The company adopted the guidance in the first quarter of 2012. The adoption did not have a material impact on the company's consolidated financial statements.
In November 2010, the FASB issued additional authoritative guidance clarifying the required disclosures of supplementary pro forma information for business combinations. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.
In December 2010, the FASB issued additional authoritative guidance on accounting for goodwill. The guidance clarifies the impairment test for reporting units with zero or negative carrying amounts. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The company does not expect the adoption to have a material impact on the company's consolidated financial statements.
In May 2011, the FASB issued further additional authoritative guidance related to fair value measurements and disclosures. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States (U.S. GAAP) and International Financial Reporting Standards (IFRS). The company adopted the guidance in the third quarter of 2012. The adoption did not have a material impact on the company’s consolidated financial statements.
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
In December 2011, the FASB issued guidance related to disclosures about offsetting (netting) of assets and liabilities in the statement of financial position. The guidance requires entities to disclose gross information and net information about both instruments and transactions that are offset in the statement of financial position, and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope includes financial instruments and derivative instruments. The disclosures are required for fiscal years and interim periods within those years beginning on or after January 1, 2013. Disclosures required under the guidance will be provided for all comparative periods presented. The company is currently assessing the impact of the guidance.

3.	Comprehensive Income
Total comprehensive income is comprised of net earnings, net foreign currency translation adjustments, net unamortized pension and postretirement benefits adjustments, and net unrealized gains and losses on cash-flow hedges. Total comprehensive income for the three-month periods ended April 29, 2012 and May 1, 2011 was $175 and $348, respectively. Total comprehensive income for the nine-month periods ended April 29, 2012 and May 1, 2011 was $581 and $1,007.
The components of Accumulated other comprehensive income (loss) consisted of the following:

	April 29, 2012	July 31, 2011
Foreign currency translation adjustments, net of tax (1)	$288	$396
Cash-flow hedges, net of tax (2)	(13)	(20)
Unamortized pension and postretirement benefits, net of tax (3):
Net actuarial loss	(769)	(809)
Prior service credit	9	6
Total Accumulated other comprehensive loss	$(485)	$(427)

_______________________________________

(1)	Includes a tax expense of $16 as of April 29, 2012, and $4 as of July 31, 2011. The amount related to noncontrolling interests was not material.

(2)	Includes a tax benefit of $9 as of April 29, 2012, and $11 as of July 31, 2011.

(3)	Includes a tax benefit of $435 as of April 29, 2012, and $459 as of July 31, 2011.

4.	Goodwill and Intangible Assets
The following table shows the changes in the carrying amount of goodwill by business segment:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	North America Foodservice	Total
Balance at July 31, 2011	$322	$914	$639	$112	$146	$2,133
Foreign currency translation adjustment	—	(43)	(43)	—	—	(86)
Balance at April 29, 2012	$322	$871	$596	$112	$146	$2,047

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	April 29, 2012	July 31, 2011
Intangible Assets:
Non-amortizable intangible assets	$499	$515
Amortizable intangible assets	21	21
	520	536
Accumulated amortization	(9)	(9)
Total net intangible assets	$511	$527

Non-amortizable intangible assets consist of trademarks, which mainly include Pace, Royco, Liebig, Blå Band, and Touch of Taste.
Amortizable intangible assets consist substantially of process technology and customer intangibles. Amortization related to these assets was approximately $1 for the nine-month periods ended April 29, 2012, and May 1, 2011. The estimated aggregated amortization expense for each of the five succeeding fiscal years is less than $1 per year. Asset useful lives range from one to twenty years.

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
The U.S. Simple Meals segment aggregates the following operating segments: U.S. Soup and U.S. Sauces. The U.S. Soup retail business includes the following products: Campbell’s condensed and ready-to-serve soups; and Swanson broth and stocks. The U.S. Sauces retail business includes the following products: Prego pasta sauce; Pace Mexican sauce; Campbell’s canned gravies, pasta and beans; and Swanson canned poultry.
The Global Baking and Snacking segment aggregates the following operating segments: Pepperidge Farm cookies, crackers, bakery and frozen products in U.S. retail; and Arnott’s biscuits in Australia and Asia Pacific.
The International Simple Meals and Beverages segment aggregates the simple meals and beverages operating segments outside of the United States, including Europe, the retail business in Canada, and the businesses in Asia Pacific, Latin America and China.
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

	Three Months Ended		Nine Months Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
Net sales
U.S. Simple Meals	$567	$580	$2,265	$2,320
Global Baking and Snacking	543	527	1,637	1,597
International Simple Meals and Beverages	349	354	1,110	1,147
U.S. Beverages	208	198	593	583
North America Foodservice	154	154	489	465
Total	$1,821	$1,813	$6,094	$6,112

	Three Months Ended		Nine Months Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
Earnings before interest and taxes
U.S. Simple Meals	$120	$139	$554	$556
Global Baking and Snacking	73	82	232	263
International Simple Meals and Beverages	37	41	138	161
U.S. Beverages	45	54	109	152
North America Foodservice	20	22	75	66
Corporate(1)	(27)	(31)	(90)	(88)
Restructuring charges(2)	(4)	—	(9)	—
Total	$264	$307	$1,009	$1,110
_______________________________________

(1)	Represents unallocated corporate expenses.

(2)	See Note 6 for additional information.
The company’s global net sales based on product categories are as follows:

	Three Months Ended		Nine Months Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
Net Sales
Simple Meals	$985	$991	$3,618	$3,657
Baked Snacks	576	569	1,735	1,723
Beverages	260	253	741	732
Total	$1,821	$1,813	$6,094	$6,112
Simple Meals include condensed and ready-to-serve soups, broths and sauces. Baked Snacks include cookies, crackers, biscuits, and other baked products.

6.	Restructuring Charges
On June 28, 2011, the company announced a series of initiatives to improve supply chain efficiency and reduce overhead costs across the organization to help fund plans to drive the growth of the business. The company also announced its intent to exit the Russian market. Details of the initiatives include:

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

•	In connection with exiting the Russian market, the company has eliminated approximately 50 positions. The exit process commenced in 2011 and was substantially completed in 2012.
In the third quarter of 2012, the company recorded a restructuring charge of $4 ($3 after tax or $.01 per share) related to these initiatives, resulting in a year-to-date charge of $9 ($6 after tax or $.02 per share). In the fourth quarter of 2011, the company recorded a restructuring charge of $63 ($41 after tax or $.12 per share). A summary of the pre-tax charges and remaining costs associated with the initiatives is as follows:

	Total Program	Recognized as of April 29, 2012	Remaining Costs to be Recognized
Severance pay and benefits	$43	$(41)	$2
Asset impairment/accelerated depreciation	23	(23)	—
Other exit costs	9	(8)	1
Total	$75	$(72)	$3

Of the aggregate $75 of pre-tax costs, the company expects approximately $50 will be cash expenditures, the majority of which will be spent in 2012. In addition, the company expects to invest approximately $40 in capital expenditures in connection with the actions. The initiatives are expected to be completed by the end of 2013.
A summary of the restructuring activity and related reserves associated with these initiatives at April 29, 2012 is as follows:

		Nine Months Ended April 29, 2012
	Accrued Balance at		Cash	Foreign Currency Translation	Accrued Balance at
	July 31, 2011	Charges	Payments	Adjustment	April 29, 2012
Severance pay and benefits	$35	$4	$(20)	$(1)	$18
Other exit costs	4	2	(3)	—	3
	$39	6	$(23)	$(1)	$21
Asset impairment/accelerated depreciation		1
Other non-cash exit costs		2
Total charges		$9

A summary of restructuring charges incurred to date associated with each segment is as follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	North America Foodservice	Corporate	Total
Severance pay and benefits	$10	$13	$12	$3	$1	$2	$41
Asset impairment/accelerated depreciation	20	—	3	—	—	—	23
Other exit costs	1	—	3	—	—	4	8
	$31	$13	$18	$3	$1	$6	$72

The company expects to incur additional pre-tax costs of approximately $3 by segment as follows: U.S. Simple Meals $1 and Global Baking and Snacking $2. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.

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

The computation of basic and diluted earnings per share attributable to common shareowners is as follows:

	Three Months Ended		Nine Months Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
Net earnings attributable to Campbell Soup Company	$177	$187	$647	$705
Less: net earnings allocated to participating securities	(1)	(2)	(3)	(8)
Net earnings available to Campbell Soup Company common shareowners	$176	$185	$644	$697

Weighted average shares outstanding — basic	316	321	318	328
Effect of dilutive securities: stock options and other share-based payment awards	2	2	2	3
Weighted average shares outstanding — diluted	318	323	320	331

Net earnings attributable to Campbell Soup Company per common share:
Basic	$.56	$.58	$2.03	$2.13
Diluted	$.55	$.57	$2.01	$2.11

There were no antidilutive stock options for the three-month and nine-month periods ended April 29, 2012 and May 1, 2011.

8.	Noncontrolling Interests
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
The company owns a 70% controlling interest in a Malaysian food products manufacturing company. The earnings attributable to the noncontrolling interest have historically been less than $1 annually and, prior to the third quarter of 2011, were included in Other expense/(income) in the Consolidated Statements of Earnings. Beginning in the third quarter of 2011, the earnings attributable to the noncontrolling interest were included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings. The earnings were not material in 2012 or 2011.
The noncontrolling interests in these entities were included in Total equity in the Consolidated Balance Sheets and Consolidated Statements of Equity.

9.	Pension and Postretirement Benefits
The company sponsors certain defined benefit pension plans and postretirement benefit plans for employees. Components of benefit expense were as follows:

	Three Months Ended				Nine Months Ended
	Pension		Postretirement		Pension		Postretirement
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
Service cost	$14	$15	$—	$—	$41	$44	$2	$2
Interest cost	31	30	4	5	92	91	13	14
Expected return on plan assets	(44)	(45)	—	—	(133)	(134)	—	—
Amortization of prior service credit	—	—	—	—	—	—	(1)	(1)
Recognized net actuarial loss	18	17	3	2	55	52	7	6
Net periodic benefit expense	$19	$17	$7	$7	$55	$53	$21	$21

A contribution of $55 was made to U.S. pension plans and contributions of $13 were made to non-U.S. pension plans during the nine-month period ended April 29, 2012. Additional contributions to U.S. pension plans are not expected this year. Contributions to non-U.S. pension plans are expected to be approximately $3 during the remainder of the year.

10.	Financial Instruments
The principal market risks to which the company is exposed are changes in foreign currency exchange rates, interest rates, and commodity prices. In addition, the company is exposed to equity price changes related to certain deferred compensation obligations. In order to manage these exposures, the company follows established risk management policies and procedures, including the use of derivative contracts such as swaps, options, forwards and commodity futures. These derivative contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions independent of those exposures. The company does not enter into derivative contracts for speculative purposes and does not use leveraged instruments. The company’s derivative programs include both instruments that qualify and that do not qualify for hedge accounting treatment.
The company is exposed to credit risk from counterparties to derivative contracts who fail to meet their contractual obligations. The company minimizes the counterparty credit risk on these transactions by dealing only with leading, credit-worthy financial institutions having long-term credit ratings of “A” or better. In addition, the contracts are distributed among several financial institutions, thus minimizing credit-risk concentration. The company does not have credit-risk-related contingent features in its derivative instruments as of April 29, 2012.
Foreign Currency Exchange Risk

The company is exposed to foreign currency exchange risk related to its international operations, including non-functional currency intercompany debt and net investments in subsidiaries. The company is also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. Principal currencies hedged include the Australian dollar, Canadian dollar, euro, Swedish krona, New Zealand dollar, British pound and Japanese yen. The company utilizes foreign exchange forward purchase and sale contracts as well as cross-currency swaps to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. The company hedges portions of its forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. To hedge currency exposures related to intercompany debt, cross-currency swap contracts are entered into for periods consistent with the underlying debt. As of April 29, 2012, cross-currency swap contracts mature in 2012 through 2015. The notional amount of foreign exchange forward and cross-currency swap contracts accounted for as cash-flow hedges was $163 at April 29, 2012 and $287 at July 31, 2011. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings on the same line item and the same period in which the underlying hedged transaction affects earnings. The notional amount of foreign exchange forward and cross-currency swap contracts that are not designated as accounting hedges was $976 and $861 at

April 29, 2012 and July 31, 2011, respectively.
Interest Rate Risk
The company manages its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain its variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. The notional amount of outstanding fair-value interest rate swaps totaled $500 at April 29, 2012 and at July 31, 2011. These swaps mature in 2013 through 2014.
Commodity Price Risk
The company principally uses a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. The company also enters into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of diesel fuel, wheat, soybean oil, aluminum, natural gas, and cocoa, which impact the cost of raw materials. Commodity futures, options, and swap contracts are either accounted for as cash-flow hedges or are not designated as accounting hedges. The company hedges a portion of commodity requirements for periods typically up to 12 months. There were no commodity contracts accounted for as cash-flow hedges at April 29, 2012. The notional amount of commodity contracts accounted for as cash-flow hedges at July 31, 2011 was $6. The notional amount of commodity contracts that are not designated as accounting hedges was $76 at April 29, 2012 and $81 at July 31, 2011.
Equity Price Risk
The company hedges a portion of exposures relating to certain deferred compensation obligations linked to the total return of the Standard & Poor’s 500 Index, the total return of the company’s capital stock, the total return of the Vanguard International Stock Index and, beginning in April 2012, the total return of the Vanguard Short-Term Bond Index. Under these contracts, the company pays variable interest rates and receives from the counterparty either the total return of the Standard & Poor’s 500 Index, the total return on company capital stock, the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard International Stock Index, or the total return of the Vanguard Short-Term Bond Index. These contracts were not designated as hedges for accounting purposes and are entered into for periods typically not exceeding 12 months. The notional amounts of the contracts as of April 29, 2012 and July 31, 2011 were $75 and $71, respectively.
The following table summarizes the fair value of derivative instruments recorded in the Consolidated Balance Sheets as of April 29, 2012, and July 31, 2011:

	Balance Sheet Classification	April 29, 2012	July 31, 2011
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$1	$—
Interest rate swaps	Other current assets	7	—
Interest rate swaps	Other assets	11	33
Total derivatives designated as hedges		$19	$33
Derivatives not designated as hedges:
Commodity derivative contracts	Other current assets	$2	$3
Cross-currency swap contracts	Other assets	3	1
Total derivatives not designated as hedges		$5	$4
Total asset derivatives		$24	$37

	Balance Sheet Classification	April 29, 2012	July 31, 2011
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$1	$7
Cross-currency swap contracts	Accrued liabilities	—	8
Cross-currency swap contracts	Other liabilities	27	30
Total derivatives designated as hedges		$28	$45
Derivatives not designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$1	$2
Commodity derivative contracts	Accrued liabilities	3	2
Cross-currency swap contracts	Accrued liabilities	13	17
Deferred compensation derivative contracts	Accrued liabilities	—	3
Cross-currency swap contracts	Other liabilities	52	74
Total derivatives not designated as hedges		$69	$98
Total liability derivatives		$97	$143

The following tables show the effect of the company’s derivative instruments designated as cash-flow hedges for the three- and nine-month periods ended April 29, 2012 and May 1, 2011, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:
Derivatives Designated as Cash-Flow Hedges

		Total Cash-Flow Hedge OCI Activity
Three Months Ended April 29, 2012, and May 1, 2011		2012	2011
OCI derivative gain/(loss) at beginning of quarter		$(19)	$(25)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		2	(7)
Cross-currency swap contracts		1	—
Commodity derivative contracts		—	(1)
Amount of (gain) or loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Other expenses/income	—	1
Foreign exchange forward contracts	Cost of products sold	(6)	—
Forward starting interest rate swaps	Interest expense	—	1
Commodity derivative contracts	Cost of products sold	—	(1)
OCI derivative gain/(loss) at end of quarter		$(22)	$(32)

		Total Cash-Flow Hedge OCI Activity
Nine Months Ended April 29, 2012, and May 1, 2011		2012	2011
OCI derivative gain/(loss) at beginning of year		$(31)	$(28)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		7	(10)
Commodity derivative contracts		—	2
Amount of (gain) or loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Other expenses/income	—	1
Foreign exchange forward contracts	Cost of products sold	—	2
Forward starting interest rate swaps	Interest expense	2	2
Commodity derivative contracts	Cost of products sold	—	(1)
OCI derivative gain/(loss) at end of quarter		$(22)	$(32)

Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is not material. The ineffective portion and amount excluded from effectiveness testing were not material.
The following tables show the effect of the company’s derivative instruments designated as fair-value hedges in the Consolidated Statements of Earnings:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives		Amount of Gain or (Loss) Recognized in Earnings on Hedged Item
Derivatives Designated as Fair-Value Hedges	Location of Gain or (Loss) Recognized in Earnings	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
Three Months Ended
Interest rate swaps	Interest expense	$(5)	$(4)	$5	$4
Nine Months Ended
Interest rate swaps	Interest expense	$(15)	$(11)	$15	$11

The following table shows the effects of the company’s derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	Location of Gain or(Loss) Recognized in Earnings	Three Months Ended		Nine Months Ended
Derivatives not Designated as Hedges		April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
Foreign exchange forward contracts	Other expenses/income	$—	$1	$1	$—
Foreign exchange forward contracts	Cost of products sold	(4)	—	—	(1)
Cross-currency swap contracts	Other expenses/income	1	(55)	40	(94)
Commodity derivative contracts	Cost of products sold	1	1	(6)	10
Deferred compensation derivative contracts	Administrative expenses	4	—	3	2
Total		$2	$(53)	$38	$(83)

11.	Fair Value Measurements
The company is required to categorize financial assets and liabilities based on the following fair value hierarchy:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. When available, the company uses unadjusted quoted market prices to measure the fair value and classifies such items as Level 1. If quoted market prices are not available, the company bases fair value upon internally developed models that use current market-based or independently sourced market parameters such as interest rates and currency rates. Included in the fair value of derivative instruments is an adjustment for credit and nonperformance risk.
The following table presents the company’s financial assets and liabilities that are measured at fair value on a recurring basis as of April 29, 2012, and July 31, 2011, consistent with the fair value hierarchy:

	Fair Value as of April 29, 2012	Fair Value Measurements at April 29, 2012 Using Fair Value Hierarchy			Fair Value as of July 31, 2011	Fair Value Measurements at July 31, 2011 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Interest rate swaps(1)	$18	$—	$18	$—	$33	$—	$33	$—
Foreign exchange forward contracts(2)	1	—	1	—	—	—	—	—
Cross-currency swap contracts(3)	3	—	3	—	1	—	1	—
Commodity derivative contracts(5)	2	2	—	—	3	3	—	—
Total assets at fair value	$24	$2	$22	$—	$37	$3	$34	$—

	Fair Value as of April 29, 2012	Fair Value Measurements at April 29, 2012 Using Fair Value Hierarchy			Fair Value as of July 31, 2011	Fair Value Measurements at July 31, 2011 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange forward contracts(2)	$2	$—	$2	$—	$9	$—	$9	$—
Cross-currency swap contracts(3)	92	—	92	—	129	—	129	—
Deferred compensation derivative contracts(4)	—	—	—	—	3	—	3	—
Commodity derivative contracts(5)	3	3	—	—	2	2	—	—
Deferred compensation obligation(6)	110	110	—	—	144	97	47	—
Total liabilities at fair value	$207	$113	$94	$—	$287	$99	$188	$—

_______________________

(1)	Based on LIBOR swap rates.

(2)	Based on observable market transactions of spot currency rates and forward rates.

(3)	Based on observable local benchmarks for currency and interest rates.

(4)	Based on LIBOR and equity index swap rates.

(5)	Based on quoted futures exchanges.

(6)	Based on the fair value of the participants’ investments.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, excluding the current portion of long-term debt, approximate fair value. Cash equivalents of $235 at April 29, 2012 and $35 at July 31, 2011 represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs. The fair value of long-term debt, including the current portion of long-term debt in Short-term borrowings, was $2,667 at April 29, 2012 and $2,603 at July 31, 2011. The carrying value was $2,414 at April 29, 2012 and $2,427 at July 31, 2011. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.

12.	Share Repurchase Programs
In June 2011, the Board authorized the purchase of up to $1,000 of company stock. This program has no expiration date. In addition to this publicly announced program, the company repurchases shares to offset the impact of dilution from shares issued under the company’s stock compensation plans.
During the nine-month period ended April 29, 2012, the company repurchased 8 million shares at a cost of $272. Of this amount, $181 was used to repurchase shares pursuant to the company’s June 2011 publicly announced share repurchase program. Approximately $819 remains available under this program as of April 29, 2012.
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
Total pre-tax stock-based compensation expense recognized in the Consolidated Statements of Earnings was $17 and $23 for the three-month periods ended April 29, 2012, and May 1, 2011, respectively. Tax-related benefits of $6 and $9 were also recognized for the three-month periods ended April 29, 2012, and May 1, 2011. Total pre-tax stock-based compensation expense recognized in the Consolidated Statements of Earnings was $62 and $69 for the nine-month periods ended April 29, 2012, and May 1, 2011, respectively. Tax-related benefits of $23 and $26 were also recognized for the nine-month periods ended April 29, 2012, and May 1, 2011, respectively. Cash received from the exercise of stock options was $94 and $54 for the nine-month periods ended April 29, 2012, and May 1, 2011, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

The following table summarizes stock option activity as of April 29, 2012:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)
Outstanding at July 31, 2011	8,706	$26.23
Granted	—	$—
Exercised	(3,609)	$26.11
Terminated	(75)	$26.62
Outstanding at April 29, 2012	5,022	$26.32	1.8	$38
Exercisable at April 29, 2012	5,022	$26.32	1.8	$38

The total intrinsic value of options exercised during the nine-month periods ended April 29, 2012, and May 1, 2011, was $24 and $19, respectively. As of January 2009, compensation related to stock options was fully expensed. The company measured the fair value of stock options using the Black-Scholes option pricing model.
The following table summarizes time-lapse restricted stock units, EPS performance restricted stock units and strategic performance restricted stock units as of April 29, 2012:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 31, 2011	2,710	$35.11
Granted	2,620	$32.38
Vested	(1,154)	$35.74
Forfeited	(174)	$33.37
Nonvested at April 29, 2012	4,002	$33.22

The fair value of time-lapse restricted stock units, EPS performance restricted stock units, and strategic performance restricted stock units is determined based on the quoted price of the company’s stock at the date of grant. Time-lapse restricted stock units are expensed on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis. EPS performance restricted stock units are expensed on a graded-vesting basis, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis. There were approximately 300 thousand EPS performance target grants outstanding at April 29, 2012 with a weighted-average grant-date fair value of $33.56. Strategic performance restricted stock units are expensed on a straight-line basis over the service period. There were approximately 1.31 million strategic performance target grants outstanding at April 29, 2012 with a grant-date fair value of $32.37. The actual number of EPS performance restricted stock units and strategic performance restricted stock units issued at the vesting date could range from 0% to 100% and 0% to 200%, respectively, of the initial grant, depending on actual performance achieved. Expense is estimated based on the number of awards expected to vest.
On July 1, 2011, the company issued approximately 400 thousand special retention time-lapse restricted stock units to certain executives to support successful execution of the company’s shift in strategic direction and leadership transition. These awards vest over a two-year period and are included in the table above. The grant-date fair value was $34.65.
As of April 29, 2012, total remaining unearned compensation related to nonvested time-lapse restricted stock units, EPS performance restricted stock units and strategic performance restricted stock units was $63, which will be amortized over the weighted-average remaining service period of 1.6 years. The fair value of restricted stock units vested during the nine-month periods ended April 29, 2012, and May 1, 2011, was $37 and $40, respectively. The weighted-average grant-date fair value of the restricted stock units granted during the nine-month period ended May 1, 2011, was $36.01.

The following table summarizes TSR performance restricted stock units as of April 29, 2012:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 31, 2011	3,431	$40.78
Granted	—	$—
Vested	—	$—
Forfeited	(1,266)	$45.58
Nonvested at April 29, 2012	2,165	$37.97

The company estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation. Assumptions used in the 2011 Monte Carlo simulation were as follows:

	2011
Risk-free interest rate	0.59%
Expected dividend yield	3.00%
Expected volatility	23.71%
Expected term	3	yrs.
Compensation expense is recognized on a straight-line basis over the service period. As of April 29, 2012, total remaining unearned compensation related to TSR performance restricted stock units was $24, which will be amortized over the weighted-average remaining service period of 1.2 years. In the first quarter of 2012, recipients of TSR performance restricted stock units earned 0% of the initial grants based upon the company’s TSR ranking in a performance peer group during a three-year period ended July 29, 2011. The total fair value of TSR performance restricted stock units vested during the nine-month period ended May 1, 2011, was $38. The grant-date fair value of TSR performance restricted stock units granted during the nine-month period ended May 1, 2011, was $43.18. There were no TSR performance restricted stock units granted during the nine-month period ended April 29, 2012.
Prior to fiscal 2009, employees could elect to defer all types of restricted stock awards. These awards were classified as liabilities because of the possibility that they may be settled in cash. The fair value was adjusted quarterly. As of October 2010, these awards were fully vested. Total cash paid to settle the liabilities during the nine-month period ended May 1, 2011, was not material.
The excess tax benefits on the exercise of stock options and vested restricted stock presented as cash flows from financing activities for the nine-month periods ended April 29, 2012 and May 1, 2011, were $6 and $7, respectively.

14.	Inventories

	April 29, 2012	July 31, 2011
Raw materials, containers and supplies	$264	$261
Finished products	409	506
Total inventories	$673	$767

15. Supplemental Cash Flow Information
Other cash used in operating activities for the nine-month periods was comprised of the following:

	April 29, 2012	May 1, 2011
Benefit related payments	$(75)	$(41)
Other	(4)	(6)
	$(79)	$(47)

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
Executive Summary
This Executive Summary provides significant highlights from the discussion and analysis that follows.

•	Net sales were $1.821 billion in the quarter, comparable to a year ago.

•	Gross profit, as a percent of sales, decreased to 38.8% in the current quarter from 40.4% a year ago.

•	Net earnings per share for the quarter were $.55, compared to $.57 a year ago.
Net earnings attributable to Campbell Soup Company
Net earnings and net earnings per share were impacted by restructuring charges in 2012. In 2011, the company announced a series of initiatives to improve supply chain efficiency and reduce overhead costs across the organization to help fund plans to drive the growth of the business. The company also announced its intent to close its office in Moscow and exit the Russian market. In the third quarter of 2012, the company recorded pre-tax restructuring charges of $4 million ($3 million after tax or $.01 per share) related to the initiatives. The year-to-date impact was $9 million ($6 million after tax or $.02 per share).
Net earnings were $177 million ($.55 per share) in the quarter ended April 29, 2012 compared to $187 million ($.57 per share) in the year-ago quarter. The decline in net earnings and earnings per share was primarily due to a decline in gross margin percentage and higher advertising and consumer promotion expenses, mostly offset by a lower effective tax rate. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding, which was primarily due to share repurchases under the company’s strategic share repurchase programs.
Net earnings were $647 million ($2.01 per share) for the nine months ended April 29, 2012, compared to $705 million ($2.11 per share) for the year-ago period. The decline was primarily due to a decrease in gross margin percentage. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding, which was primarily due to share repurchases under the company’s strategic share repurchase programs.
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
The company also owns a 70% controlling interest in a Malaysian food products manufacturing company. Historically, the earnings attributable to the noncontrolling interest were less than $1 million annually and, prior to the third quarter of 2011, were included in Other expenses/(income) in the Consolidated Statements of Earnings. Beginning in the third quarter of 2011, the earnings attributable to the noncontrolling interest were included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings. The earnings were not material for the nine-month periods ended April 29, 2012 and May 1, 2011.

THIRD-QUARTER DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	2012	2011	% Change
	(Millions)
U.S. Simple Meals	$567	$580	(2)%
Global Baking and Snacking	543	527	3
International Simple Meals and Beverages	349	354	(1)
U.S. Beverages	208	198	5
North America Foodservice	154	154	—
	$1,821	$1,813	—%

An analysis of percent change of net sales by reportable segment follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	North America Foodservice	Total
Volume and Mix	(5)%	—%	—%	7%	(2)%	(1)%
Price and Sales Allowances	4	6	4	—	3	3
Increased Promotional Spending (1)	(1)	(4)	(2)	(2)	(1)	(2)
Currency	—	1	(3)	—	—	—
	(2)%	3%	(1)%	5%	—%	—%
__________________________________________

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.
In U.S. Simple Meals, sales declined 2%, reflecting a 3% decrease in U.S. Soup sales as lower volumes were partially offset by higher selling prices. Further details of U.S. Soup include:

•	Sales of Campbell’s condensed soups decreased 5%, with declines in both cooking and eating varieties.

•
Sales of ready-to-serve soups decreased 1%, reflecting declines in microwavable soups, partly offset by sales from the launch in 2012 of Campbell’s Slow Kettle soups. Canned ready-to-serve soup sales were comparable to a year ago. Promotional spending was increased on ready-to-serve soups to improve marketplace performance.

•	Broth sales decreased 4%, primarily due to declines in canned broth, partly offset by the introduction of Swanson Flavor Boost concentrated broth in 2012.
U.S. Sauces sales were comparable to the year-ago quarter. Sales of Prego pasta sauce increased 3% driven by strong volume gains benefiting from increased advertising support and new items. Sales of Pace Mexican sauces were comparable to the prior year. Sales of other simple meals declined.
In Global Baking and Snacking, sales increased 3% from the prior-year quarter. Sales at Pepperidge Farm increased, reflecting higher selling prices across the product portfolio, partly offset by increased promotional spending. Within Pepperidge Farm, sales of cookies and crackers increased, led by double-digit growth in Goldfish snack crackers, partly offset by declines in cookies. Pepperidge Farm bakery sales decreased slightly reflecting declines in the category. Excluding the favorable impact of currency, sales at Arnott's were comparable to the prior year as strong growth in Indonesia was offset by declines in Australia, where the company continues to face a difficult customer and consumer environment. Promotional spending was increased within the segment to improve marketplace performance.
In International Simple Meals and Beverages, sales decreased 1% primarily due to currency. In Europe, sales declined due to currency. Excluding the impact of currency, sales in Europe increased due to volume-driven gains in France, partially offset by declines in Germany. In the Asia Pacific region, sales decreased primarily due to declines in soup in Australia, partially offset by the impact of currency and growth in Japan and Malaysia. In Canada, sales increased primarily due to increased soup sales, partly offset by the impact of currency and lower beverage sales. Promotional spending was increased within the segment to improve marketplace performance.
In U.S. Beverages, sales increased 5%. Sales gains were driven by double-digit growth in V8 Splash beverages and gains in V8 V-Fusion beverages. Sales of V8 V-Fusion beverages benefited from a range of new products, including V8 V-Fusion Smoothies, Sparkling and Energy drinks, as well as increased promotional support.
In North America Foodservice, sales were comparable to the prior-year quarter as volume-driven gains in fresh chilled soup sold at retail were offset by declines in frozen and canned soup.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased by $26 million in 2012. As a percent of sales, gross profit decreased from 40.4% in 2011 to 38.8% in 2012. The 1.6 percentage-point decrease was due to the following factors:

Margin Impact
Cost inflation and other factors	(3.4)
Higher level of promotional spending	(1.3)
Mix	(1.0)
Higher selling prices	2.4
Productivity improvements	1.7
(1.6)

Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 14.1% in 2012 and 13.4% in 2011. Marketing and selling expenses increased 5% in 2012 from 2011. The increase was primarily due to higher advertising and consumer promotion expenses (approximately 6 percentage points), partly offset by lower selling expenses (approximately 1 percentage point). Advertising and consumer promotion expenses increased 13% in 2012 from 2011, reflecting brand-building investments across many key brands, especially within U.S. Simple Meals.
Administrative Expenses
Administrative expenses as a percent of sales were 7.9% in 2012 and 8.2% in 2011. Administrative expenses decreased by 3% in 2012 from 2011, reflecting the benefit of cost savings primarily from restructuring initiatives and other factors (approximately 7 percentage points) and lower incentive compensation and benefit costs (approximately 1 percentage point), partially offset by an increase in general administrative costs and inflation (approximately 5 percentage points).
Operating Earnings
Segment operating earnings decreased 13% in 2012 from 2011.
An analysis of operating earnings by segment follows:

	2012	2011	% Change
	(Millions)
U.S. Simple Meals	$120	$139	(14)%
Global Baking and Snacking	73	82	(11)
International Simple Meals and Beverages	37	41	(10)
U.S. Beverages	45	54	(17)
North America Foodservice	20	22	(9)
	295	338	(13)%
Corporate	(27)	(31)
Restructuring charges	(4)	—
	$264	$307

Earnings from U.S. Simple Meals decreased 14%, reflecting declines in both U.S. Soup and U.S. Sauces. The decline in operating earnings was primarily due to lower volumes, cost inflation, and increased advertising and consumer promotion expenses, partly offset by higher selling prices and productivity improvements.
Earnings from Global Baking and Snacking decreased 11% primarily due to cost inflation and increased promotional spending, partly offset by higher selling prices and productivity improvements. Promotional spending was increased to support the businesses.
Earnings from International Simple Meals and Beverages decreased 10%. The decrease in operating earnings was primarily due to lower earnings in the Asia Pacific region.
Earnings from U.S. Beverages decreased 17% primarily due to cost inflation, increased promotional spending and advertising expense, partly offset by volume gains.
Earnings from North America Foodservice decreased 9% due to a decline in gross margin percentage.
Interest Expense/Income
Interest expense increased to $29 million from $27 million in the prior year, primarily due to higher levels of fixed-rate debt, partly offset by lower interest rates on fixed-rate debt.
Taxes on Earnings
The effective tax rate was 26.2% for the current quarter compared to 34.3% in the year-ago quarter. The decrease in the rate was primarily due to lower taxes on foreign earnings associated with intercompany dividend projections.

NINE-MONTH DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	2012	2011	% Change
	(Millions)
U.S. Simple Meals	$2,265	$2,320	(2)%
Global Baking and Snacking	1,637	1,597	3
International Simple Meals and Beverages	1,110	1,147	(3)
U.S. Beverages	593	583	2
North America Foodservice	489	465	5
	$6,094	$6,112	—%

An analysis of percent change of net sales by reportable segment follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	North America Foodservice	Total
Volume and Mix	(6)%	(3)%	(4)%	4%	2%	(3)%
Price and Sales Allowances	4	6	2	—	3	4
Increased Promotional Spending (1)	—	(2)	(1)	(2)	—	(1)
Currency	—	2	—	—	—	—
	(2)%	3%	(3)%	2%	5%	—%
__________________________________________

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.
In U.S. Simple Meals, sales decreased 2%, reflecting a decline in U.S. Soup. U.S. Soup sales decreased 3% as lower volumes were partially offset by higher selling prices and lower promotional spending. Promotional spending was reduced in the current year to improve price realization, partly offset by an increase in support of new products. Further details of U.S. Soup include:

•	Sales of Campbell’s condensed soups decreased 1%, with declines in both eating and cooking varieties.

•
Sales of ready-to-serve soups decreased 9%. Ready-to-serve soup volumes were especially impacted by the company’s shift to improve price realization through higher selling prices and reduced promotional spending. The introduction of Campbell’s Slow Kettle soups positively impacted sales performance for the year.

•	Broth sales increased 3%, primarily due to a strong holiday performance and the benefit from new item launches.
U.S. Sauces sales were comparable to the prior year. Sales of Prego pasta sauce increased 4% due to volume-driven sales gains, partially offset by increased promotional spending. Sales of Pace Mexican sauce declined 3% reflecting the impact of increased private label competitive activity. Sales of other simple meals declined. In U.S. Sauces, promotional spending was increased to improve marketplace performance.
In Global Baking and Snacking, sales increased 3%. Sales at Pepperidge Farm increased, primarily due to an increase in cracker sales, driven by growth in Goldfish snack crackers and the launch of Cracker Chips in 2011, partly offset by declines in cookies. Sales at Arnott's increased due to currency. Excluding the impact of currency, sales at Arnott’s declined primarily due to increased promotional spending and lower volumes, partially offset by higher selling prices. The company continues to face a difficult customer and consumer environment in Australia. Promotional spending was increased within the segment to improve marketplace performance.
In International Simple Meals and Beverages, sales decreased 3%, primarily due to lower sales performance in Europe and Canada, partly offset by gains in the Asia Pacific region. In Europe, sales decreased primarily due to volume declines in Germany and France. In Canada, sales decreased primarily due to declines in soup sales.
In U.S. Beverages, sales increased 2% primarily due to increases in sales of both V8 Splash and V8 V-Fusion beverages, while sales of V8 vegetable juice declined. Sales of V8 V-Fusion beverages benefited from new product launches. In response to intensified competition, the company increased promotional spending.
In North America Foodservice, sales increased 5% primarily due to volume-driven gains in fresh chilled soup sold at retail.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased by $93 million in 2012. As a percent of sales, gross profit decreased from 40.3% in 2011 to 38.9% in 2012. The 1.4-percentage-point decrease was due to the following factors:

Margin Impact
Cost inflation and other factors	(4.3)
Higher level of promotional spending	(0.6)
Mix	(0.4)
Higher selling prices	2.1
Productivity improvements	1.8
(1.4)

Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 13.4% in 2012 and 13.3% in 2011. Marketing and selling expenses in 2012 were comparable to 2011. An increase in advertising and consumer promotion expenses (approximately 1 percentage point) was offset by lower selling expenses (approximately 1 percentage point).
Administrative Expenses
Administrative expenses as a percent of sales were 7.2% in 2012 and 2011. Administrative expenses in 2012 were comparable to 2011. The benefit of cost savings primarily from restructuring initiatives and other factors (approximately 7 percentage points) was offset by higher incentive compensation and benefit costs (approximately 4 percentage points); an increase in general administrative costs and inflation (approximately 2 percentage points); and the impact of currency (approximately 1 percentage point).
Operating Earnings
Segment operating earnings decreased 8% in 2012 from 2011.

An analysis of operating earnings by segment follows:

	2012	2011	% Change
	(Millions)
U.S. Simple Meals	$554	$556	—%
Global Baking and Snacking	232	263	(12)
International Simple Meals and Beverages	138	161	(14)
U.S. Beverages	109	152	(28)
North America Foodservice	75	66	14
	1,108	1,198	(8)%
Corporate	(90)	(88)
Restructuring charges	(9)	—
	$1,009	$1,110

Earnings from U.S. Simple Meals were $554 million in 2012 compared to $556 million in 2011. The slight decrease in operating earnings reflected lower earnings in U.S. Sauces, mostly offset by earnings gains in U.S. Soup. For the segment, lower volumes and cost inflation were mostly offset by higher selling prices, productivity improvements, and lower promotional spending.
Earnings from Global Baking and Snacking decreased 12% primarily due to cost inflation, increased promotional spending and higher advertising expense, partially offset by higher selling prices and productivity improvements.
Earnings from International Simple Meals and Beverages decreased 14%. The decrease was primarily due to lower earnings in the Asia Pacific region and increased costs associated with the company's market expansion in China.
Earnings from U.S. Beverages decreased 28%, primarily due to cost inflation, increased promotional spending and higher advertising expense, partly offset by productivity improvements.
Earnings from North America Foodservice increased 14%. The increase was primarily due to higher selling prices, productivity improvements, and volume gains, partly offset by cost inflation.
Interest Expense/Income
Interest expense decreased to $87 million from $93 million in the prior year, primarily due to lower interest rates on fixed-rate debt.
Taxes on Earnings
The effective tax rate was 31.1% for the current period compared to 31.3% for the year-ago period.
Restructuring Charges
On June 28, 2011, the company announced a series of initiatives to improve supply chain efficiency and reduce overhead costs across the organization to help fund plans to drive the growth of the business. The company also announced its intent to exit the Russian market. Details of the initiatives include:

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

•	In connection with exiting the Russian market, the company has eliminated approximately 50 positions. The exit process commenced in 2011 and was substantially completed in 2012.

In the third quarter of 2012, the company recorded a restructuring charge of $4 million ($3 million after tax or $.01 per share) related to these initiatives, resulting in a year-to-date charge of $9 million ($6 million after tax or $.02 per share). In the fourth quarter of 2011, the company recorded a restructuring charge of $63 million ($41 million after tax or $.12 per share). A summary of the pre-tax charges and remaining costs associated with the initiatives is as follows:

(Millions)	Total Program	Recognized as of April 29, 2012	Remaining Costs to be Recognized
Severance pay and benefits	$43	$(41)	$2
Asset impairment/accelerated depreciation	23	(23)	—
Other exit costs	9	(8)	1
Total	$75	$(72)	$3

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
The total pre-tax costs of $75 million associated with each segment are expected to be as follows: U.S. Simple Meals $32 million, Global Baking and Snacking $15 million, International Simple Meals and Beverages $18 million, U.S. Beverages $3 million, North America Foodservice $1 million, and Corporate $6 million. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.

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
The company generated cash from operations of $838 million in 2012, compared to $858 million last year. The decline was primarily due to lower cash earnings, partially offset by the benefit of lower cash payments associated with pension and other benefit plans in 2012.
Capital expenditures were $173 million in 2012 compared to $133 million a year ago. To date, capital expenditures in 2012 include the packing automation and capacity expansion projects at one of the company’s Australian biscuit plants (approximately $23 million), an advanced planning system in North America (approximately $10 million), capacity expansion at Pepperidge Farm (approximately $6 million), the ongoing initiative to simplify the soup-making process in North America (also known as the soup common platform initiative) (approximately $5 million), continued enhancement of the company’s corporate headquarters (approximately $9 million), and Pepperidge Farm's 34,000-square-foot innovation center (approximately $7 million). Capital expenditures are expected to total approximately $325 million in 2012.
Dividend payments were $281 million in 2012 and $284 million in 2011. Year-to-date dividends declared were $.87 per share in 2012 and $.855 per share in 2011.
Excluding shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares and for stock option exercises, the company repurchased approximately 8 million shares at a cost of $272 million during the nine-month period ended April 29, 2012 and approximately 20 million shares at a cost of $696 million during the nine-month period ended May 1, 2011. In the current year, approximately $181 million was used to repurchase shares pursuant to the company’s June 2011 publicly announced share repurchase program. Approximately $819 million remains available under the June 2011 repurchase program as of April 29, 2012. Approximately $543 million was used in the prior-year period to repurchase shares pursuant to the company’s June 2008 publicly announced share repurchase program, which was completed in the fourth quarter of 2011. In addition to the publicly announced share repurchase programs, the company also purchased shares to offset the impact of dilution from shares issued under the company’s stock compensation plans. The company expects to continue this practice in the future. See “Unregistered Sales of Equity Securities and Use of Proceeds” for more information.

At April 29, 2012, the company had $751 million of short-term borrowings due within one year and $44 million of standby letters of credit issued on behalf of the company. In September 2011, the company entered into committed revolving credit facilities totaling $2.0 billion. The facilities are comprised of a $1.5 billion facility that matures in September 2016, and a $500 million, 364-day facility that contains a one-year term-out feature. The facilities remained unused at April 29, 2012, except for $3 million of standby letters of credit issued on behalf of the company. These revolving credit agreements support the company’s commercial paper programs and other general corporate purposes.
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

RECENT ACCOUNTING PRONOUNCEMENTS
In January 2010, the Financial Accounting Standards Board (FASB) issued additional authoritative guidance related to fair value measurements and disclosures. The guidance requires a roll forward, separately presenting information about purchases, sales, issuances and settlements on a gross basis, rather than net, of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The company adopted the guidance in the first quarter of 2012. The adoption did not have a material impact on the company's consolidated financial statements.
In November 2010, the FASB issued additional authoritative guidance clarifying the required disclosures of supplementary pro forma information for business combinations. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.
In December 2010, the FASB issued additional authoritative guidance on accounting for goodwill. The guidance clarifies the impairment test for reporting units with zero or negative carrying amounts. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The company does not expect the adoption to have a material impact on the company's consolidated financial statements.
In May 2011, the FASB issued further additional authoritative guidance related to fair value measurements and disclosures. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States (U.S. GAAP) and International Financial Reporting Standards (IFRS). The company adopted the guidance in the third quarter of 2012. The adoption did not have a material impact on the company’s consolidated financial statements.
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
In December 2011, the FASB issued guidance related to disclosures about offsetting (netting) of assets and liabilities in the statement of financial position. The guidance requires entities to disclose gross information and net information about both instruments and transactions that are offset in the statement of financial position, and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope includes financial instruments and derivative instruments. The disclosures are required for fiscal years and interim periods within those years beginning on or after January 1, 2013. Disclosures required under the guidance will be provided for all comparative periods presented. The company is currently assessing the impact of the guidance.

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

•	the company’s ability to realize projected cost savings and benefits;

•	the company’s ability to successfully manage changes to its business processes, including selling, distribution, manufacturing, information management systems and the integration of acquisitions;

•	the practices and increased significance of certain of the company’s key trade customers;

•	the impact of inventory management practices by the company’s trade customers;

•	the impact of fluctuations in the supply of and inflation in energy, raw and packaging materials cost;

•	the impact associated with portfolio changes and completion of acquisitions and divestitures;

•	the uncertainties of litigation described from time to time in the company’s Securities and Exchange Commission filings;

•	the impact of changes in currency exchange rates, tax rates, interest rates, debt and equity markets, inflation rates, economic conditions and other external factors; and

•	the impact of unforeseen business disruptions in one or more of the company’s markets due to political instability, civil disobedience, armed hostilities, natural disasters or other calamities.
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

a.	Evaluation of Disclosure Controls and Procedures
The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer and Chief Administrative Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 29, 2012 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer and Chief Administrative Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective.

b.	Changes in Internal Controls
During the quarter ended April 29, 2012, there were no changes in the company’s internal control over financial reporting that materially affected, or were likely to materially affect, such control over financial reporting.

PART II

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)		Average Price Paid Per Share (2)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions) (3)
1/30/2012 - 2/29/2012	672,896	(4)	$32.21	(4)	447,852	$871
3/1/2012 - 3/31/2012	1,751,886	(5)	$32.94	(5)	1,167,227	$832
4/1/2012 - 4/29/2012	585,177	(6)	$33.44	(6)	389,177	$819
Total	3,009,959		$32.87		2,004,256	$819
____________________________________

(1)
Includes (i) 772,612 shares repurchased in open-market transactions to offset the dilutive impact to existing shareowners of issuances under the company's stock compensation plans, (ii) 6,999 shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted shares and (iii) 681,000 shares purchased from the counterparty of a deferred compensation hedge that was settled during the third quarter of fiscal 2012 (the “Hedge Shares”). Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the company's shares on the date of vesting.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)
During the third quarter of fiscal 2012, the company had one publicly announced share repurchase program. Under this program, which was announced on June 23, 2011, the company's Board of Directors authorized the purchase of up to $1 billion of company stock. The program has no expiration date. Of the 681,000 Hedge Shares, 454,908 shares were allocated against the share repurchase program. In addition to the publicly announced share repurchase program, the company expects to continue to purchase shares, under separate authorization, as part of its practice of buying back shares sufficient to offset shares issued under incentive compensation plans.

(4)
Includes (i) 222,308 shares repurchased in open-market transactions at an average price of $32.21 to offset the dilutive impact to existing shareowners of issuances under the company's stock compensation plans, and (ii) 2,736 shares owned and tendered by employees at an average price per share of $31.71 to satisfy tax withholding requirements on the vesting of restricted shares.

(5)
Includes (i) 356,881 shares repurchased in open-market transactions at an average price of $32.98 to offset the dilutive impact to existing shareowners of issuances under the company's stock compensation plans, (ii) 1,686 shares owned and tendered by employees at an average price per share of $33.16 to satisfy tax withholding requirements on the vesting of restricted shares, and (iii) the Hedge Shares at an average price per share of $32.88.

(6)
Includes (i) 193,423 shares repurchased in open-market transactions at an average price of $33.44 to offset the dilutive impact to existing shareowners of issuances under the company's stock compensation plans, and (ii) 2,577 shares owned and tendered by employees at an average price per share of $33.85 to satisfy tax withholding requirements on the vesting of restricted shares.

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
Date: June 6, 2012

CAMPBELL SOUP COMPANY

By:	/s/ B. Craig Owens
B. Craig Owens
Senior Vice President — Chief
Financial Officer and Chief
Administrative Officer

By:	/s/ Ellen Oran Kaden
Ellen Oran Kaden
Senior Vice President — Chief Legal and
Public Affairs Officer

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