Form 10-K
period 2012-07-29
CAMPBELL SOUP CO
filed 2012-09-27
CIK 16732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
_____________________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 29, 2012	Commission File Number 1-3822
CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of January 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of capital stock held by non-affiliates of the registrant was approximately $5,793,740,752. There were 313,547,620 shares of capital stock outstanding as of September 14, 2012.
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on November 14, 2012, are incorporated by reference into Part III.

PART I

Item 1. Business
The Company
Campbell Soup Company, together with its consolidated subsidiaries (Campbell or the company), is a manufacturer and marketer of high-quality, branded convenience food products. Campbell was organized as a business corporation under the laws of New Jersey on November 23, 1922; however, through predecessor organizations, it traces its heritage in the food business back to 1869. The company’s principal executive offices are in Camden, New Jersey 08103-1799.
Recent Developments
On August 6, 2012, the company completed the acquisition of BF Bolthouse Holdco LLC (Bolthouse Farms) from a fund managed by Madison Dearborn Partners, LLC, a private equity firm, for $1.55 billion in cash, subject to customary purchase price adjustments related to the amount of Bolthouse Farm’s cash, debt, working capital, transaction expenses and taxes. Bolthouse Farms is a vertically integrated food and beverage company focused on developing, manufacturing and marketing fresh carrots and proprietary, high value-added natural, healthy products. Bolthouse Farms has leading market positions in retail fresh carrots and super-premium beverages in the U.S. and Canada. Bolthouse Farms employs approximately 2,100 persons, and its two primary manufacturing facilities are company-owned and located in Bakersfield, California, and Prosser, Washington. Bolthouse Farms also leases agricultural property, which is primarily located in California. For additional information relating to the strategic rationale for the Bolthouse Farms acquisition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview.” The company funded the acquisition through a combination of short- and long-term borrowings. For additional information relating to the funding of the Bolthouse Farms acquisition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” Since the Bolthouse Farms acquisition occurred subsequent to 2012, the results of Bolthouse Farms' operations are not included in this 2012 Annual Report on Form 10-K (the Report), and the discussion of the company's business and operations in this Report does not incorporate Bolthouse Farms' business and operations unless specifically stated otherwise.
On September 27, 2012, the company announced several initiatives to improve its U.S. supply chain cost structure and increase asset utilization across its U.S. thermal plant network. The initiatives include closing the company's Sacramento, California, thermal plant, which produces soups, sauces and beverages, and the company's South Plainfield, New Jersey, spice plant, which supplies ingredients to the company's U.S. thermal plants. As a result of the initiatives, the company expects to incur pre-tax costs of approximately $115 million, most of which will be incurred in 2013. The company also expects to invest approximately $27 million in capital expenditures, primarily to relocate and refurbish a beverage filling and packaging line. For additional information relating to the initiatives, see Note 19 to the Consolidated Financial Statements.
Reportable Segments
The company reports the results of operations in the following reportable segments: U.S. Simple Meals; Global Baking and Snacking; International Simple Meals and Beverages; U.S. Beverages; and North America Foodservice. The company has 11 operating segments based on product type and geographic location and has aggregated the operating segments into the appropriate reportable segment based on similar economic characteristics; products; production processes; types or classes of customers; distribution methods; and regulatory environment. See also Note 5 to the Consolidated Financial Statements. The segments are discussed in greater detail below.
U.S. Simple Meals
The U.S. Simple Meals segment aggregates the following operating segments: U.S. Soup and U.S. Sauces. The U.S. Soup retail business includes the following products: Campbell’s condensed and ready-to-serve soups; and Swanson broth and stocks. The U.S. Sauces retail business includes the following products: Prego pasta sauces; Pace Mexican sauces; Campbell’s canned gravies, pasta, and beans; and Swanson canned poultry.
Global Baking and Snacking
The Global Baking and Snacking segment aggregates the following operating segments: Pepperidge Farm cookies, crackers, bakery and frozen products in U.S. retail; and Arnott’s biscuits in Australia and Asia Pacific.
International Simple Meals and Beverages
The International Simple Meals and Beverages segment aggregates the simple meals and beverages operating segments outside of the U.S., including Europe, the retail business in Canada, and the businesses in Asia Pacific, Latin America and China. The segment’s operations include Erasco and Heisse Tasse soups in Germany, Liebig and Royco soups in France, Devos Lemmens mayonnaise and cold sauces and Campbell’s and Royco soups in Belgium, and Blå Band soups and sauces in Sweden. In Canada, operations include Habitant and Campbell’s soups, Prego pasta sauces, Pace Mexican sauces, V8 juices and beverages and certain Pepperidge Farm products. In Asia Pacific, operations include Campbell’s soup and stock, Kimball sauces, V8 juices and beverages,

Prego pasta sauce and Swanson broths.
U.S. Beverages
The U.S. Beverages segment represents the U.S. retail beverages business, including the following products: V8 juices and beverages and Campbell’s tomato juice.
North America Foodservice
The North America Foodservice segment represents the distribution of products such as soup, specialty entrees, beverage products, other prepared foods and Pepperidge Farm products through various food service channels in the U.S. and Canada.
Ingredients and Packaging
The ingredient and packaging materials required for the manufacture of the company’s food products are purchased from various suppliers. These items are subject to fluctuations in price attributable to a number of factors, including changes in crop size, cattle cycles, product scarcity, demand for raw materials, energy costs, government-sponsored agricultural programs, import and export requirements and regional drought and other weather conditions (including the potential effects of climate change) during the growing and harvesting seasons. To help reduce some of this price volatility, the company uses a combination of purchase orders, short- and long-term contracts and various commodity risk management tools for most of its ingredients and packaging. Ingredient inventories are at a peak during the late fall and decline during the winter and spring. Since many ingredients of suitable quality are available in sufficient quantities only at certain seasons, the company makes commitments for the purchase of such ingredients during their respective seasons. At this time, the company does not anticipate any material restrictions on availability or shortages of ingredients or packaging that would have a significant impact on the company’s businesses. For information on the impact of inflation on the company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Customers
In most of the company’s markets, sales and merchandising activities are conducted through the company’s own sales force and its third-party broker and distributor partners. In the U.S., Canada and Latin America, the company’s products are generally resold to consumers in retail food chains, mass discounters, mass merchandisers, club stores, convenience stores, drug stores, dollar stores and other retail, commercial and non-commercial establishments. In Europe, the company’s products are generally resold to consumers in retail food chains, mass discounters, mass merchandisers, club stores, convenience stores and other retail, commercial and non-commercial establishments. In the Asia Pacific region, the company’s products are generally resold to consumers through retail food chains, convenience stores and other retail, commercial and non-commercial establishments. The company makes shipments promptly after receipt and acceptance of orders.
The company's five largest customers accounted for approximately 34% of the company's consolidated net sales in 2012, 2011, and 2010. The company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 17% of the company’s consolidated net sales in 2012 and 2011, and 18% in 2010. All of the company’s segments sold products to Wal-Mart Stores, Inc. or its affiliates. No other customer accounted for 10% or more of the company’s consolidated net sales.
Trademarks and Technology
As of September 14, 2012, the company owned over 4,200 trademark registrations and applications in over 165 countries, including the registrations acquired in the Bolthouse Farms acquisition. The company believes that its trademarks are of material importance to its business. Although the laws vary by jurisdiction, trademarks generally are valid as long as they are in use and/or their registrations are properly maintained and have not been found to have become generic. Trademark registrations generally can be renewed indefinitely as long as the trademarks are in use. The company believes that its principal brands, including Campbell’s, Erasco, Liebig, Pepperidge Farm, Goldfish, V8, Pace, Prego, Swanson, Royco and Arnott’s, as well as the Bolthouse Farms brand acquired in the Bolthouse Farms acquisition, are protected by trademark law in the major markets where they are used. In addition, some of the company’s products are sold under brands that have been licensed from third parties.
Although the company owns a number of valuable patents, it does not regard any segment of its business as being dependent upon any single patent or group of related patents. In addition, the company owns copyrights, both registered and unregistered, and proprietary trade secrets, technology, know-how processes, and other intellectual property rights that are not registered.
Competition
The company experiences worldwide competition in all of its principal products. This competition arises from numerous competitors of varying sizes across multiple food and beverage categories, and includes producers of generic and private label products, as well as other branded food and beverage manufacturers. All of these competitors vie for trade merchandising support and consumer dollars. The number of competitors cannot be reliably estimated. The principal areas of competition are brand recognition, taste, quality, price, advertising, promotion, convenience and service.

Working Capital
For information relating to the company’s cash and working capital items, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Capital Expenditures
During 2012, the company’s aggregate capital expenditures were $323 million. The company expects to spend approximately $330 million for capital projects in fiscal 2013, including Bolthouse Farms projects. Major 2013 capital projects include a soup capacity expansion project for the North America Foodservice business, a cracker expansion project for Pepperidge Farm, the ongoing implementation of a series of related initiatives to simplify the soup-making process in North America (also known as the soup common platform initiative), the relocation and refurbishment of a U.S. beverage filling and packaging line, a packing automation project at one of the company’s Australian biscuit plants, and the continued implementation of an advanced planning system in North America.
Research and Development
During the last three fiscal years, the company’s expenditures on research and development activities relating to new products and the improvement and maintenance of existing products were $125 million in 2012, $129 million in 2011, and $123 million in 2010. The decrease from 2011 to 2012 was primarily due to cost savings initiatives and other factors, partially offset by higher costs associated with product innovation in North America and the Asia Pacific region and inflation. The increase from 2010 to 2011 was primarily due to costs associated with an ongoing initiative to simplify the soup-making process in North America, costs associated with product innovation in North America, costs associated with a global baked snacks initiative, and the impact of currency, partially offset by cost savings initiatives. In fiscal 2013, the company expects to conduct much of its baking and snacking portfolio-related research and development at its new Pepperidge Farm innovation center, as well as its existing Arnott's innovation center.
Environmental Matters
The company has requirements for the operation and design of its facilities that meet or exceed applicable environmental rules and regulations. Of the company’s $323 million in capital expenditures made during 2012, approximately $8 million was for compliance with environmental laws and regulations in the U.S. The company further estimates that approximately $18 million of the capital expenditures anticipated during 2013 will be for compliance with U.S. environmental laws and regulations. The company believes that continued compliance with existing environmental laws and regulations (both within the U.S. and elsewhere) will not have a material effect on capital expenditures, earnings or the competitive position of the company. In addition, the company continues to monitor pending environmental laws and regulations within the U.S. and elsewhere, including laws and regulations relating to climate change and greenhouse gas emissions. While the impact of these pending laws and regulations cannot be predicted with certainty, the company does not believe that compliance with these pending laws and regulations will have a material effect on capital expenditures, earnings or the competitive position of the company.
Seasonality
Demand for the company’s products is somewhat seasonal, with the fall and winter months usually accounting for the highest sales volume due primarily to demand for the company’s soup products. Demand for the company’s sauce, beverage, baking and snacking products, however, is generally evenly distributed throughout the year.
Employees
On July 29, 2012, there were approximately 17,700 employees of the company. In addition, as of July 29, 2012, Campbell Swire, the company's joint venture in China, employed approximately 170 persons.
Financial Information
Financial information for the company’s reportable segments and geographic areas is found in Note 5 to the Consolidated Financial Statements. For risks attendant to the company’s foreign operations, see “Risk Factors.”
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
The company operates in a highly competitive industry
The company operates in the highly competitive food industry and experiences international competition in all of its principal products. The principal areas of competition are brand recognition, taste, quality, price, advertising, promotion, convenience and service. A number of the company's primary competitors have substantial financial, marketing and other resources. A strong competitive response from one or more of these competitors to the company's marketplace efforts, or a consumer shift towards private label offerings, could result in the company reducing pricing, increasing marketing or other expenditures, and/or losing market share.
The company's results are dependent on successful marketplace initiatives and acceptance by consumers of the company's products, including new or improved product and packaging introductions
The company's results are dependent on successful marketplace initiatives and acceptance by consumers of the company's products. The company's new or improved product and packaging introductions, along with its other marketplace initiatives, are designed to capitalize on customer or consumer trends. In order to remain successful, the company must anticipate and react to these trends and develop new or improved products or packaging to address them. While the company devotes significant resources to meeting this goal, the company may not be successful in developing new or improved products or packaging, or its new or improved products or packaging may not be accepted by customers or consumers.
Disruption to the company's supply chain could adversely affect its business
Damage or disruption to the company's manufacturing or distribution capabilities, or to the capabilities of the company's suppliers or contract manufacturers, whether as a result of adverse weather conditions (such as drought, temperature extremes or floods), natural disaster, fire, terrorism, pandemic, strikes, or other events, could impair the company's ability to manufacture and/or sell its products. In addition, as part of the Bolthouse Farms acquisition, the company acquired a significant U.S. producer of fresh carrots. The production of carrots may be adversely impacted by the events listed above, as well as by water scarcity, crop disease and crop pests. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single location, could adversely affect the company's business or financial results.
The company faces risks related to recession, financial and credit market disruptions and other economic conditions
Customer and consumer demand for the company's products may be impacted by weak economic conditions, recession, equity market volatility or other negative economic factors in the U.S. or other nations. Similarly, disruptions in financial and/or credit markets may impact the company's ability to manage normal commercial relationships with its customers, suppliers and creditors. In addition, changes in tax or interest rates in the U.S. or other nations, whether due to recession, financial and credit market disruptions or other reasons, could impact the company.
The company may be adversely impacted by the failure to execute acquisitions and divestitures successfully
From time to time, the company undertakes acquisitions, such as the Bolthouse Farms acquisition, or divestitures. The success of any such acquisition or divestiture depends, in part, upon the company's ability to identify suitable buyers or sellers, negotiate favorable contractual terms and, in many cases, obtain governmental approval. For acquisitions, success is also dependent upon efficiently integrating the acquired business into the company's existing operations, successfully managing new risks associated with the acquired business and achieving expected returns and other benefits. Acquisitions outside the U.S. may present unique challenges or increase the company's exposure to risks associated with foreign operations, including foreign currency risks and risks associated with local regulatory regimes. For divestitures, success is also dependent on effectively and efficiently separating the divested unit or business from the company and reducing or eliminating associated overhead costs. In cases where acquisitions or divestitures are not successfully implemented or completed, the company's business or financial results could be negatively impacted.
Increased regulation could adversely affect the company's business or financial results
The manufacture and marketing of food products is extensively regulated. The primary areas of regulation include the processing, packaging, storage, distribution, advertising, labeling, quality and safety of the company's food products, as well as the health and safety of the company's employees and the protection of the environment. In the U.S., the company is subject to regulation by various government agencies, including the Food and Drug Administration, the U.S. Department of Agriculture, the Federal Trade Commission, the Occupational Safety and Health Administration and the Environmental Protection Agency, as well as various state and local agencies. The company is also regulated by similar agencies outside the U.S. and by voluntary organizations, such as the National Advertising Division and the Children's Food and Beverage Advertising Initiative of the Council of Better Business Bureaus. Changes in regulatory requirements (such as proposed requirements designed to restrict food marketing), or evolving interpretations of existing regulatory requirements, may result in increased compliance cost, capital expenditures and other financial obligations that could adversely affect the company's business or financial results.
Fluctuations in foreign currency exchange rates could adversely affect the company's results
The company holds assets and incurs liabilities, generates revenue, and pays expenses in a variety of currencies other than the U.S. dollar, primarily the Australian dollar, Canadian dollar, and the euro. The company's consolidated financial statements are presented in U.S. dollars, and therefore the company must translate its assets, liabilities, sales and expenses into U.S. dollars for external reporting purposes. As a result, changes in the value of the U.S. dollar may materially and negatively affect the value of these items in the company's consolidated financial statements, even if their value has not changed in their original currency.
The company's results may be adversely impacted by increases in the price of raw and packaging materials
The raw and packaging materials used in the company's business include tomato paste, grains, beef, poultry, vegetables, steel, glass, paper and resin. Many of these materials are subject to price fluctuations from a number of factors, including product scarcity, demand for raw materials, commodity market speculation, energy costs, currency fluctuations, weather conditions (including the potential effects of climate change), import and export requirements and changes in government-sponsored agricultural programs. To the extent any of these factors result in an increase in raw and packaging material prices, the company may not be able to offset such increases through productivity or price increases or through its commodity hedging activity.
Price increases may not be sufficient to cover increased costs, or may result in declines in sales volume due to pricing elasticity in the marketplace
The company intends to pass along to customers some or all cost increases in raw and packaging materials and other inputs through increases in the selling prices of some of its products. Higher product prices may result in reductions in sales volume. To the extent the price increases are not sufficient to offset increased raw and packaging materials and other input costs, and/or if they result in significant decreases in sales volume, the company's business results and financial condition may be adversely affected.
The company may be adversely impacted by a changing customer landscape and the increased significance of some of its customers
In recent years, alternative retail grocery channels, such as dollar stores, drug stores and club stores, have increased their market share. This trend towards alternative channels is expected to continue in the future. In addition, consolidations in the traditional retail grocery trade have produced large, sophisticated customers with increased buying power and negotiating strength who may seek lower prices or increased promotional programs funded by their suppliers. These customers may use more of their shelf space for their private label products. If the company is unable to use its scale, marketing expertise, product innovation and category leadership positions to respond to these customer dynamics, the company's business or financial results could be negatively impacted. Also, during 2012, the company's five largest customers accounted for approximately 34% of the company's consolidated net sales, with the largest customer, Wal-Mart Stores, Inc. and its affiliates, accounting for approximately 17% of the company's consolidated net sales. The disruption of sales to any of these customers, or to any of the company's other large customers, for an extended period of time could adversely affect the company's business or financial results.
The company may be adversely impacted by increased liabilities and costs related to its defined benefit pension plans
The company sponsors a number of defined benefit pension plans for employees in the U.S. and various non-U.S. locations. The major defined benefit pension plans are funded with trust assets invested in a globally diversified portfolio of securities and other investments. Changes in regulatory requirements or the market value of plan assets, investment returns, interest rates and mortality rates may affect the funded status of the company's defined benefit pension plans and cause volatility in the net periodic benefit cost, future funding requirements of the plans and the funded status as recorded on the balance sheet. A significant increase in the company's obligations or future funding requirements could have a material adverse effect on the financial results of the company.
The company may be adversely impacted by inadequacies in, or security breaches of, its information technology systems
Each year the company engages in several billion dollars of transactions with its customers and vendors. Because the amount of dollars involved is so significant, the company's information technology resources (some of which are managed by third parties) must provide connections among its marketing, sales, manufacturing, logistics, customer service, and accounting functions. If the company does not allocate and effectively manage the resources necessary to build and sustain an appropriate technology infrastructure and to maintain the related computerized and manual control processes, the company's business or financial results could be negatively impacted. Furthermore, the company's information technology systems may be vulnerable to security breaches (including the theft of customer, consumer or other confidential data), cyber-based attacks or other system failures. If the company is unable to prevent such failures, the company's business or financial results could be negatively impacted.

The company may not properly execute, or realize anticipated cost savings or benefits from, its ongoing supply chain, information technology or other initiatives
The company's success is partly dependent upon properly executing, and realizing cost savings or other benefits from, its ongoing supply chain, information technology and other initiatives. These initiatives are primarily designed to make the company more efficient in the manufacture and distribution of its products, which is necessary in the company's highly competitive industry. These initiatives are often complex, and a failure to implement them properly may, in addition to not meeting projected cost savings or benefits, result in an interruption to the company's sales, manufacturing, logistics, customer service or accounting functions.
The company's results may be impacted negatively by political conditions in the countries where the company does business
The company has operations or does business in multiple countries. Because of its international reach, the company's performance may be impacted negatively by politically motivated factors, such as unfavorable changes in tariffs or export and import restrictions, in these countries. The company may also be impacted by political instability, civil disobedience, armed hostilities and terrorist acts in these countries.
If the company's food products become adulterated or are mislabeled, the company might need to recall those items, and may experience product liability claims if consumers are injured
The company may need to recall some of its products if they become adulterated or if they are mislabeled. The company may also be liable if the consumption of any of its products causes injury. A widespread product recall could result in significant losses due to the costs of a recall, the destruction of product inventory and lost sales due to the unavailability of product for a period of time. The company could also suffer losses from a significant product liability judgment against it. A significant product recall or product liability case could also result in adverse publicity, damage to the company's reputation and a loss of consumer confidence in the company's products. In addition, the company's results could be adversely affected if consumers lose confidence in the safety and quality of the company's products, ingredients or packaging, even in the absence of a recall or a product liability case.
The company's results may be negatively impacted if consumers do not maintain their favorable perception of its brands
The company has a number of iconic brands with significant value. Maintaining and continually enhancing the value of these brands is critical to the success of the company's business. Brand value is based in large part on consumer perceptions. Success in promoting and enhancing brand value depends in large part on the company's ability to provide high-quality products. Brand value could diminish significantly due to a number of factors, including consumer perception that the company has acted in an irresponsible manner, adverse publicity about the company's products (whether or not valid), the company's failure to maintain the quality of its products, the failure of the company's products to deliver consistently positive consumer experiences, or the products becoming unavailable to consumers. The growing use of social and digital media by consumers increases the speed and extent that information and opinions can be shared. Negative posts or comments about the company, its brands or products on social or digital media could seriously damage the company's brands and reputation. If the company does not maintain the favorable perception of its brands, the company's results could be negatively impacted.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The company's principal executive offices and main research facilities are company-owned and located in Camden, New Jersey. The following table sets forth the company's principal manufacturing facilities and the business segment that primarily uses each of the facilities:
Principal Manufacturing Facilities

Inside the U.S.
California	New Jersey	South Carolina
Dixon (USSM/USB)	South Plainfield (USSM/USB)	Aiken (GBS)
Sacramento (USSM/USB/ ISMB)	East Brunswick (GBS)	Texas
Stockton (USSM/USB)	North Carolina	Paris (USSM/USB/ISMB)
Connecticut	Maxton (USSM/ISMB)	Utah
Bloomfield (GBS)	Ohio	Richmond (GBS)
Florida	Napoleon (USSM/USB/NAFS/ISMB)	Washington
Lakeland (GBS)		Everett (NAFS)
Illinois	Willard (GBS)	Wisconsin
Downers Grove (GBS)	Pennsylvania	Milwaukee (USSM)
Denver (GBS)
Downingtown (GBS/NAFS)

Outside the U.S.
Australia	China	Indonesia
Huntingwood (GBS)	Xiamen (ISMB)	Jawa Barat (GBS)
Marleston (GBS)	Canada	Malaysia
Shepparton (ISMB)	Toronto (USSM/ ISMB/NAFS)	Selangor Darul Ehsan (ISMB)
Virginia (GBS)	France	Mexico
Belgium	LePontet (ISMB)	Villagran (ISMB)
Puurs (ISMB)	Germany	Sweden
	Luebeck (ISMB)	Kristianstadt (ISMB)
____________________________________
USSM - U.S. Simple Meals
GBS - Global Baking and Snacking
ISMB - International Simple Meals and Beverages
USB - U.S. Beverages
NAFS - North America Foodservice
Each of the foregoing manufacturing facilities is company-owned, except the (i) Selangor Darul Ehsan, Malaysia, and the East Brunswick, New Jersey, facilities are leased, and (ii) Xiamen, China, facility is owned by Swire Pacific Limited, the company's joint venture partner in China. The company also operates retail bakery thrift stores in the U.S. and other plants, facilities and offices at various locations in the U.S. and abroad, including additional executive offices in Norwalk, Connecticut; Puurs, Belgium; and North Strathfield, Australia.
The company expects to close the Sacramento, California, and the South Plainfield, New Jersey, facilities in 2013. For information relating to the properties acquired in the Bolthouse Farms acquisition, see “Business - Recent Developments.”
Management believes that the company's manufacturing and processing plants are well maintained and are generally adequate to support the current operations of the businesses.
Item 3. Legal Proceedings
None.
Item 4. Mine Safety Disclosures
Not applicable.

Executive Officers of the Company
The following list of executive officers as of September 14, 2012, is included as an item in Part III of this Form 10-K:

Name	Present Title	Age	Year First Appointed Executive Officer
Mark R. Alexander	Senior Vice President	48	2009
Irene Chang Britt	Senior Vice President	49	2010
Anthony P. DiSilvestro	Senior Vice President - Finance	53	2004
Ellen Oran Kaden	Senior Vice President - Chief Legal and Public Affairs Officer	60	1998
Denise M. Morrison	President and Chief Executive Officer	58	2003
Robert W. Morrissey	Senior Vice President and Chief Human Resources Officer	54	2012
B. Craig Owens	Senior Vice President - Chief Financial Officer and Chief Administrative Officer	58	2008
David R. White	Senior Vice President	57	2004
B. Craig Owens served as Executive Vice President and Chief Financial Officer of the Delhaize Group prior to joining the company in 2008. The company has employed Mark R. Alexander, Irene Chang Britt, Anthony P. DiSilvestro, Ellen Oran Kaden, Denise M. Morrison, Robert W. Morrissey, and David R. White in an executive or managerial capacity for at least five years.
There is no family relationship among any of the company’s executive officers or between any such officer and any director that is first cousin or closer. All of the executive officers were elected at the November 2011 meeting of the Board of Directors, except Robert W. Morrissey was elected at the January 2012 meeting with an effective appointment date of April 1, 2012.

PART II

Item 5.	Market for Registrant’s Capital Stock, Related Shareowner Matters and Issuer Purchases of Equity Securities
Market for Registrant’s Capital Stock
The company’s capital stock is listed and principally traded on the New York Stock Exchange. On September 14, 2012, there were 24,079 holders of record of the company’s capital stock. Market price and dividend information with respect to the company’s capital stock are set forth in Note 18 to the Consolidated Financial Statements. Future dividends will be dependent upon future earnings, financial requirements and other factors.
Return to Shareowners* Performance Graph
The following graph compares the cumulative total shareowner return (TSR) on the company’s stock with the cumulative total return of the Standard & Poor’s 500 Stock Index (the S&P 500) and the Standard & Poor’s Packaged Foods Index (the S&P Packaged Foods Group). The graph assumes that $100 was invested on July 27, 2007, in each of company stock, the S&P 500 and the S&P Packaged Foods Group, and that all dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on July 27, 2012.

*	Stock appreciation plus dividend reinvestment.

	2007	2008	2009	2010	2011	2012
Campbell	100	98	88	105	100	103
S&P 500	100	88	71	81	97	106
S&P Packaged Foods Group	100	103	95	111	133	144

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)		Average Price Paid Per Share (2)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions) (3)
4/30/2012 - 5/31/2012	863,780	(4)	$33.27	(4)	416,643	$806
6/1/2012 - 6/30/2012	1,874,518	(5)	$31.86	(5)	1,139,028	$769
7/1/2012 - 7/29/2012	1,568,048	(6)	$33.02	(6)	582,355	$750
Total	4,306,346		$32.57		2,138,026	$750
____________________________________

(1)
Includes (i) 2,166,195 shares repurchased in open-market transactions to offset the dilutive impact to existing shareowners of issuances under the company's stock compensation plans, and (ii) 2,125 shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted shares. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the company's shares on the date of vesting.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)
During the fourth quarter of 2012, the company had a publicly announced share repurchase program. Under this program, which was announced on June 23, 2011, the company's Board of Directors authorized the purchase of up to $1 billion of company stock. The program has no expiration date, although the company suspended purchases under the program in July 2012. The company expects to continue its longstanding practice, under separate authorization, of purchasing shares sufficient to offset shares issued under incentive compensation plans.

(4)
Includes (i) 445,771 shares repurchased in open-market transactions at an average price of $33.28 to offset the dilutive impact to existing shareowners of issuances under the company's stock compensation plans, and (ii) 1,366 shares owned and tendered by employees at an average price per share of $33.62 to satisfy tax withholding requirements on the vesting of restricted shares.

(5)
Includes 735,490 shares repurchased in open-market transactions at an average price of $31.77 to offset the dilutive impact to existing shareowners of issuances under the company's stock compensation plans.

(6)
Includes (i) 984,934 shares repurchased in open-market transactions at an average price of $33.04 to offset the dilutive impact to existing shareowners of issuances under the company's stock compensation plans, and (ii) 759 shares owned and tendered by employees at an average price per share of $33.38 to satisfy tax withholding requirements on the vesting of restricted shares.

Item 6.	Selected Financial Data
FIVE-YEAR REVIEW — CONSOLIDATED

Fiscal Year	2012(1)	2011(2)	2010(3)	2009(4)	2008(5)
		(Millions, except per share amounts)
Summary of Operations
Net sales	$7,707	$7,719	$7,676	$7,586	$7,998
Earnings before interest and taxes	1,212	1,279	1,348	1,185	1,098
Earnings before taxes	1,106	1,168	1,242	1,079	939
Earnings from continuing operations	764	802	844	732	671
Earnings from discontinued operations	—	—	—	4	494
Net earnings	764	802	844	736	1,165
Net earnings attributable to Campbell Soup Company	774	805	844	736	1,165
Financial Position
Plant assets - net	$2,127	$2,103	$2,051	$1,977	$1,939
Total assets	6,530	6,862	6,276	6,056	6,474
Total debt	2,790	3,084	2,780	2,624	2,615
Total equity	898	1,096	929	731	1,321
Per Share Data
Earnings from continuing operations attributable to Campbell Soup Company - basic	$2.43	$2.44	$2.44	$2.05	$1.77
Earnings from continuing operations attributable to Campbell Soup Company - assuming dilution	2.41	2.42	2.42	2.03	1.75
Net earnings attributable to Campbell Soup Company - basic	2.43	2.44	2.44	2.06	3.06
Net earnings attributable to Campbell Soup Company - assuming dilution	2.41	2.42	2.42	2.05	3.03
Dividends declared	1.16	1.145	1.075	1.00	0.88
Other Statistics
Capital expenditures	$323	$272	$315	$345	$298
Weighted average shares outstanding - basic	317	326	340	352	373
Weighted average shares outstanding - assuming dilution	319	329	343	354	377
____________________________________
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

(1)
The 2012 earnings from continuing operations were impacted by a restructuring charge of $6 million ($.02 per share) associated with the 2011 initiatives to improve supply chain efficiency, reduce overhead costs across the organization and exit the Russian market. Earnings from continuing operations were also impacted by Bolthouse Farms acquisition-related costs of $3 million ($.01 per share).

(2)
The 2011 earnings from continuing operations were impacted by a restructuring charge of $41 million ($.12 per share) associated with initiatives announced in June 2011 to improve supply chain efficiency, reduce overhead costs across the organization and exit the Russian market.

(3)
The 2010 earnings from continuing operations were impacted by the following: a restructuring charge of $8 million ($.02 per share) for pension benefit costs associated with the 2008 initiatives to improve operational efficiency and long-term profitability and $10 million ($.03 per share) to reduce deferred tax assets as a result of the U.S. health care legislation enacted in March 2010.

(4)
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

(5)
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

Five-Year Review should be read in conjunction with the Notes to Consolidated Financial Statements.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Description of the Company
Campbell Soup Company is a manufacturer and marketer of high-quality, branded convenience food products. The company reports the results of operations in the following reportable segments: U.S. Simple Meals; Global Baking and Snacking; International Simple Meals and Beverages; U.S. Beverages; and North America Foodservice.
Key Strategies
Campbell's long-term goal is to drive profitable net sales growth as a means to deliver attractive, sustainable total shareowner returns. To grow net sales, the company is focused on expanding its brand and product platforms in three core categories -- simple meals, healthy beverages and baked snacks. Its plans are designed to tap into segments and adjacencies with high-growth profiles and strong prospects for growth within these categories. Three strategies guide this effort:

•	Stabilize and then profitably grow the company's North America soup and simple meals business.

•	Expand the company's international presence.

•	Continue to drive growth in the company's healthy beverages and baked snacks businesses.
By reducing less profitable promotional support and increasing consumer brand building in 2012, Campbell took steps towards stabilizing the profitability of its soup and simple meals business in North America. In 2013, the company is increasing its pipeline of consumer-driven innovation by expanding its product platforms and packaging formats to reach new consumers and new usage occasions. To this end, the company will introduce more than 50 new products in 2013 -- ranging from new varieties of Chunky ready-to-eat soups and Campbell's condensed soups to new products under the Campbell's Go platform and new sauces under the Campbell's Skillet Sauces brand. In addition to its innovation offerings, the company plans to increase its focus on other important growth drivers, such as product positioning, taste, availability, merchandising and price, to strengthen and grow its core soup and simple meals business portfolio in North America.
Campbell plans to expand its presence in international markets by extending product platforms in its current businesses, pursuing growth opportunities in faster-growing emerging markets, and expanding its export businesses in both existing and new geographies. The company's strategy for emerging market growth is likely to be centered on external development, ranging from acquisitions to strategic alliances such as joint ventures and other strategic partnerships. Investments in its business in the People's Republic of China, where the company has a majority stake in a joint venture with Swire Pacific Limited, are expected to continue in 2013.
In Campbell's healthy beverages business, the company will continue the U.S. expansion of its V8 V-Fusion beverages into faster growing segments and channels, such as sparkling and energy beverages, teas and juice boxes. It will invest to revitalize the V8 100% vegetable juice franchise in the U.S. by reengaging both current and lapsed users with a new advertising campaign and new varieties. In the international beverage business, the company expects to attract new users in its Asia Pacific business through product improvements, such as the conversion from glass to PET packaging, and to further accelerate beverage growth in its Latin American business.

In Campbell's baked snacks portfolio, the company is increasing its focus on innovation while further enhancing collaboration between its Pepperidge Farm and Arnott's divisions to leverage new product ideas between these powerful brands. Pepperidge Farm will continue to drive growth in its very successful Goldfish brand, along with its savory cracker, cookie and bakery products. At Arnott's in Australia, the focus remains on innovation in sweet and savory biscuits, along with further development of products designed to address the “light lunch” eating occasion.
The Bolthouse Farms acquisition provides the company with a new growth platform within its portfolio. As previously discussed, Bolthouse Farms is a vertically integrated food and beverage company focused on developing, manufacturing and marketing fresh carrots and proprietary, high value-added natural, healthy products. Bolthouse Farms' U.S. and Canadian market-leading super-premium refrigerated beverages complement the company's successful V8 beverage business, and Bolthouse Farms' leading U.S. and Canadian market position in fresh carrots anchors its business and provides significant cash flow. In addition, Bolthouse Farms' prominent position in the high-growth packaged fresh category augments the company's existing chilled soup business in North America, and offers opportunities for expansion into adjacent packaged fresh segments that respond directly to significant consumer trends.
Executive Summary
This Executive Summary provides significant highlights from the discussion and analysis that follows.

•	Net sales were $7.707 billion in 2012, comparable to a year ago.

•	Gross profit, as a percent of sales, decreased to 38.8% from 40.2% a year ago.

•
Net earnings per share were $2.41 in 2012, compared to $2.42 in 2011. The current year included $.03 per share of expense from items that impacted comparability. The prior year included $.12 per share of expense from items that impacted comparability, as discussed below.

Net earnings attributable to Campbell Soup Company - 2012 Compared with 2011
The following items impacted the comparability of net earnings and earnings per share:

•
In 2011, the company announced a series of initiatives to improve supply chain efficiency and reduce overhead costs across the organization to help fund plans to drive the growth of the business. The company also announced its intent to exit the Russian market. In 2012, the company recorded pre-tax restructuring charges of $10 million ($6 million after tax or $.02 per share) related to the initiatives. In the fourth quarter of 2011, the company recorded a restructuring charge of $63 million ($41 million after tax or $.12 per share) related to the initiatives. See Note 6 to the Consolidated Financial Statements and "Restructuring Charges" for additional information; and

•	In 2012, the company recorded pre-tax transaction costs of $5 million ($3 million after tax or $.01 per share) related to the acquisition of Bolthouse Farms.
The items impacting comparability are summarized below:

	2012		2011
	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
	(Millions, except per share amounts)
Net earnings	$774	$2.41	$805	$2.42

Restructuring charges	$(6)	$(.02)	$(41)	$(.12)
Acquisition transaction costs	(3)	(.01)	—	—
Impact of items on net earnings	$(9)	$(.03)	$(41)	$(.12)
Net earnings were $774 million ($2.41 per share) in 2012, compared to $805 million ($2.42 per share) in 2011. After adjusting for items impacting comparability, net earnings decreased primarily due to a decline in gross margin percentage partially offset by a lower effective tax rate. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding, which was primarily due to share repurchases under the company’s strategic share repurchase programs.
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
The company also owns a 70% controlling interest in a Malaysian food products manufacturing company. Historically, the earnings attributable to the noncontrolling interest were less than $1 million annually and, prior to the third quarter of 2011, were included in Other expenses/(income) in the Consolidated Statements of Earnings. Beginning in the third quarter of 2011, the earnings attributable to the noncontrolling interest were included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings. The earnings were not material in 2012 and in 2011.
Net earnings attributable to Campbell Soup Company - 2011 Compared with 2010
In addition to the 2011 item that impacted comparability of net earnings and net earnings per share previously disclosed, the following items also impacted comparability:

•
In the third quarter of 2010, the company recorded a restructuring charge of $12 million ($8 million after tax or $.02 per share) for pension benefit costs related to the 2008 initiatives to improve operational efficiency and long-term profitability. See Note 6 to the Consolidated Financial Statements and “Restructuring Charges” for additional information; and

•
In the third quarter of 2010, the company recorded deferred tax expense of $10 million, or $.03 per share, to reduce deferred tax assets as a result of the U.S. health care legislation enacted in March 2010. The law changed the tax treatment of subsidies to companies that provide prescription drug benefits to retirees.

The items impacting comparability are summarized below:

	2011		2010
	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
	(Millions, except per share amounts)
Net earnings	$805	$2.42	$844	$2.42

Restructuring charges	$(41)	$(.12)	$(8)	$(.02)
Deferred tax expense from U.S. health care legislation	—	—	(10)	(.03)
Impact of items on net earnings	$(41)	$(.12)	$(18)	$(.05)
Net earnings were $805 million ($2.42 per share) in 2011 and $844 million ($2.42 per share) in 2010. After adjusting for the items impacting comparability, net earnings decreased in 2011 primarily due to a decline in gross margin percentage and lower sales volume, partly offset by lower marketing expenses and the impact of currency. After adjusting for items impacting comparability, earnings per share increased in 2011 due to a reduction in the weighted average diluted shares outstanding, primarily due to share repurchases under the company's strategic share repurchase program.
DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

				% Change
	2012	2011	2010	2012/2011	2011/2010
	(Millions)
U.S. Simple Meals	$2,726	$2,751	$2,938	(1)	(6)
Global Baking and Snacking	2,193	2,156	1,975	2	9
International Simple Meals and Beverages	1,404	1,463	1,423	(4)	3
U.S. Beverages	774	759	762	2	—
North America Foodservice	610	590	578	3	2
	$7,707	$7,719	$7,676	—	1

An analysis of percent change of net sales by reportable segment follows:

2012 versus 2011	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	North America Foodservice	Total
Volume and Mix	(4)%	(1)%	(3)%	3%	2%	(2)%
Price and Sales Allowances	3	5	2	—	2	3
Increased Promotional Spending (1)	—	(3)	(1)	(1)	(1)	(1)
Currency	—	1	(2)	—	—	—
	(1)%	2%	(4)%	2%	3%	—%

2011 versus 2010	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	North America Foodservice	Total
Volume and Mix	(5)%	3%	—%	2%	(1)%	(1)%
Price and Sales Allowances	—	2	—	—	—	1
(Increased)/Decreased Promotional Spending (1)	(1)	(1)	(1)	(2)	2	(1)
Currency	—	5	4	—	1	2
	(6)%	9%	3%	—%	2%	1%
__________________________________________

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.
In 2012, U.S. Simple Meals sales decreased 1%. U.S. Soup declined 2% as lower volumes were partially offset by higher selling prices, reflecting a continued cautious consumer environment. Further details of U.S. Soup include:

•	Sales of Campbell’s condensed soups increased 1% due to gains in eating varieties as cooking varieties were comparable to a year ago.

•
Sales of ready-to-serve soups decreased 7%. Ready-to-serve soup volumes were impacted by the company's shift to improve price realization through higher selling prices and reduced promotional spending. The introduction of Campbell’s Slow Kettle soups in July 2011 positively impacted sales performance.

•	Broth sales increased 3% primarily due to volume gains and the introduction of Swanson Flavor Boost concentrated broth, which launched in July 2011.
U.S. Sauces sales increased slightly as gains in Prego pasta sauces were mostly offset by declines in sales of Pace Mexican sauces and other simple meal products. Sales of Pace Mexican sauces were negatively impacted by increased private label competitive activity. In U.S. Sauces, promotional spending was increased to improve marketplace performance.
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
In 2011, sales of Prego pasta sauces and Pace Mexican sauces declined due to increased competitive activities.
In 2012, Global Baking and Snacking sales increased 2% as sales growth in Pepperidge Farm was partially offset by a decline in Arnott's. Sales at Pepperidge Farm reflected higher selling prices across the product portfolio, partly offset by increased promotional spending. Sales increased at double-digit rates in Goldfish snack crackers, and declined in cookies and frozen products. Sales at Arnott's declined reflecting an increase in promotional spending as the business was impacted by a difficult customer and consumer environment.
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
In 2012, International Simple Meals and Beverages sales decreased 4%. In Europe, sales declined primarily due to currency and declines in Germany. In Canada, sales declined primarily due to lower soup sales and the impact of currency. Promotional spending was increased within the segment to improve marketplace performance.
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
In 2012, U.S. Beverages sales increased 2%. Sales of V8 Splash beverages and V8 V-Fusion beverages increased, while sales of V8 vegetable juice declined. Sales of V8 V-Fusion beverages benefited from a range of new products, including V8 V-Fusion Smoothies, Energy, Sparkling and juice boxes, as well as increased promotional support.
In 2011, U.S. Beverages sales were comparable to 2010 as increased volume was offset by higher promotional spending. Promotional spending was increased to be more competitive with other beverages. Sales of V8 Splash beverages and V8 V-Fusion beverages increased, while sales of V8 vegetable juice declined.
In 2012, North America Foodservice sales increased 3% primarily due to gains in refrigerated soup.
In 2011, North America Foodservice sales increased 2% primarily due to gains in refrigerated soup.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased by $111 million in 2012 from 2011 and decreased by $47 million in 2011 from 2010. As a percent of sales, gross profit was 38.8% in 2012, 40.2% in 2011, and 41.0% in 2010.
The 1.4-percentage-point decrease in gross margin percentage in 2012 was due to the following factors:

Margin Impact
Cost inflation and other factors	(3.7)
Higher level of promotional spending	(0.8)
Mix	(0.7)
Higher selling prices	2.0
Productivity improvements	1.8
(1.4)
The 0.8-percentage-point decrease in gross margin percentage in 2011 was due to the following factors:

Margin Impact
Cost inflation and other factors, including higher plant costs	(2.2)
Higher level of promotional spending	(0.7)
Mix	(0.2)
Productivity improvements	1.9
Higher selling prices	0.4
(0.8)
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 13.2% in 2012, 13.0% in 2011, and 13.8% in 2010. Marketing and selling expenses increased 1% in 2012 from 2011. The increase was primarily due to higher advertising and consumer promotion expenses (approximately 1 percentage point) and higher other marketing expenses (approximately 1 percentage point), partly offset by lower selling expenses (approximately 1 percentage point). Advertising and consumer promotion expenses increased 3% in 2012 from 2011, reflecting brand-building investments across many key brands. Marketing and selling expenses decreased 5% in 2011 from 2010. The decrease was primarily due to lower advertising expenses (approximately 3 percentage points); lower selling expenses (approximately 2 percentage points); and lower other marketing expenses (approximately 2 percentage points), partly offset by the impact of currency (approximately 2 percentage points).

Administrative Expenses
Administrative expenses as a percent of sales were 7.9% in 2012, 2011, and 2010. Administrative expenses were comparable in 2012 and 2011, as cost savings from restructuring initiatives and other factors (approximately 5 percentage points) were offset by higher compensation and benefit costs (approximately 2 percentage points) and higher general administrative costs and inflation (approximately 3 percentage points). Administrative expenses increased by 1% in 2011 from 2010 primarily due to an increase in pension and health care benefit costs (approximately 2 percentage points); the impact of currency (approximately 2 percentage points); and costs associated with the corporate headquarters facility (approximately 1 percentage point), partially offset by lower compensation costs (approximately 2 percentage points) and cost management efforts and other factors (approximately 2 percentage points).
Research and Development Expenses
Research and development expenses decreased $4 million or 3% in 2012 from 2011. The decrease was primarily due to cost savings initiatives and other factors (approximately 6 percentage points), partially offset by higher costs associated with product innovation in North America and the Asia Pacific region (approximately 2 percentage points), and inflation (approximately 1 percentage point). Research and development expenses increased $6 million or 5% in 2011 from 2010. The increase was primarily due to costs associated with an ongoing initiative to simplify the soup-making process and product innovation in North America (approximately 2 percentage points); costs associated with a global baked snacks initiative (approximately 2 percentage points), and the impact of currency (approximately 2 percentage points), partly offset by cost savings initiatives (approximately 1 percentage point).
Other Expenses/(Income)
Other expense in 2012 included a $3 million impairment charge associated with the Blå Band trademark used in the International Simple Meals and Beverages segment. The charge was recorded as a result of the company's annual review of intangible assets. See Note 4 to the Consolidated Financial Statements. Other expense in 2012 also included $5 million of transaction costs associated with the acquisition of Bolthouse Farms. See Note 19 to the Consolidated Financial Statements.
Other expense in 2011 included a $3 million impairment charge associated with the Heisse Tasse trademark used in the International Simple Meals and Beverages segment. The charge was recorded as a result of the company's annual review of intangible assets. See Note 4 to the Consolidated Financial Statements.
Operating Earnings
Segment operating earnings decreased 8% in 2012 from 2011 and decreased 1% in 2011 from 2010.
An analysis of operating earnings by segment follows:

				% Change
	2012	2011	2010	2012/2011	2011/2010
	(Millions)
U.S. Simple Meals	$658	$657	$737	—	(11)
Global Baking and Snacking	315	355	322	(11)	10
International Simple Meals and Beverages	153	185	161	(17)	15
U.S. Beverages	134	182	206	(26)	(12)
North America Foodservice	85	82	55	4	49
	1,345	1,461	1,481	(8)	(1)
Unallocated corporate expenses	(123)	(119)	(121)
Restructuring charges(1)	(10)	(63)	(12)
Earnings before interest and taxes	$1,212	$1,279	$1,348
__________________________________________

(1)	See Note 6 to the Consolidated Financial Statements for additional information on restructuring charges.
Earnings from U.S. Simple Meals in 2012 and 2011 were comparable, as earnings gains in U.S. Soup were mostly offset by declines in U.S. Sauces. For the segment, higher selling prices, productivity improvements and lower promotional spending were mostly offset by lower volumes and cost inflation.
Earnings from U.S. Simple Meals decreased 11% in 2011 versus 2010. The decline was primarily due to lower sales and a reduced gross margin percentage, partially offset by lower marketing and selling expenses. In the first half of 2011, in response to the overall competitive environment, the company maintained higher levels of promotional support, which did not deliver anticipated volume gains.

Earnings from Global Baking and Snacking decreased 11% in 2012 versus 2011 primarily due to cost inflation, increased promotional spending and higher advertising expense, partly offset by higher selling prices and productivity improvements. Promotional spending was increased to support the businesses.
Earnings from Global Baking and Snacking increased 10% in 2011 versus 2010. The increase was primarily due to the impact of currency and volume-driven growth in both Pepperidge Farm and Arnott’s.
Earnings from International Simple Meals and Beverages decreased 17% in 2012 versus 2011. The decrease in operating earnings was primarily due to lower earnings in the Asia Pacific region and Canada, and increased costs associated with the company's market expansion in China.
Earnings from International Simple Meals and Beverages increased 15% in 2011 versus 2010. The increase was primarily due to growth in the Asia Pacific region, the impact of currency and reduced investment in Russia.
Earnings from U.S. Beverages decreased 26% primarily due to cost inflation, increased promotional spending and advertising expense, partly offset by productivity improvements.
Earnings from U.S. Beverages decreased 12% in 2011 versus 2010 primarily due to increased promotional spending.
Earnings from North America Foodservice increased 4% due to higher selling prices and productivity improvements, partially offset by cost inflation.
Earnings from North America Foodservice increased to $82 million in 2011 from $55 million in 2010 primarily due to reduced promotional spending, productivity improvements in excess of inflation, and lower administrative expense.
Interest Expense/Income
Interest expense decreased to $114 million in 2012 from $122 million in 2011, primarily due to lower interest rates on fixed-rate debt. Interest income decreased to $8 million in 2012 from $11 million in 2011 primarily due to lower levels of cash and cash equivalents.
Interest expense increased to $122 million in 2011 from $112 million in 2010 primarily due to an increase in fixed-rate debt and higher debt levels. Interest income increased to $11 million in 2011 from $6 million in 2010 primarily due to higher levels of cash and cash equivalents.
Taxes on Earnings
The effective tax rate was 30.9% in 2012, 31.3% in 2011, and 32.0% in 2010. The reduction in the effective tax rate in 2012 from 2011 was primarily due to lower tax expense associated with the repatriation of foreign earnings in 2012.
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
In 2012, the company recorded a restructuring charge of $10 million ($6 million after tax or $.02 per share) related to these initiatives. In 2011, the company recorded a restructuring charge of $63 million ($41 million after tax or $.12 per share). A summary of the pre-tax charges and remaining costs associated with the initiatives is as follows:

(Millions)	Total Program	Recognized as of July 29, 2012	Remaining Costs to be Recognized
Severance pay and benefits	$43	$(41)	$2
Asset impairment/accelerated depreciation	23	(23)	—
Other exit costs	9	(9)	—
Total	$75	$(73)	$2

Of the aggregate $75 million of pre-tax costs, the company expects approximately $50 million will be cash expenditures, the majority of which was spent in 2012. In addition, the company expects to invest approximately $40 million in capital expenditures in connection with the actions, of which approximately $18 million has been invested as of July 29, 2012. The remaining cash outflows related to these programs are not expected to have a material adverse impact on the company’s liquidity. The initiatives are expected to be completed by the end of 2013.
The initiatives included in this program are expected to generate annual pre-tax cash savings of approximately $60 million beginning in 2012 and increasing to approximately $70 million in 2014.
The total pre-tax costs of $75 million associated with each segment are expected to be as follows: U.S. Simple Meals $32 million; Global Baking and Snacking $15 million; International Simple Meals and Beverages $18 million; U.S. Beverages $3 million; North America Foodservice $1 million; and Corporate $6 million. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.
2008 Initiatives
On April 28, 2008, the company announced a series of initiatives to improve operational efficiency and long-term profitability, including selling certain salty snack food brands and assets in Australia, closing certain production facilities in Australia and Canada, and streamlining the company's management structure.
As a result of these initiatives, in 2010, the company recorded a restructuring charge of $12 million ($8 million after tax or $.02 per share) for pension benefit costs, which represented the final costs associated with the 2008 initiatives. These costs related to the International Simple Meals and Beverages segment.
See Note 6 to the Consolidated Financial Statements for additional information.
Recent Development - 2013 Initiatives
On September 27, 2012, the company announced several initiatives to improve its U.S. supply chain cost structure and increase asset utilization across its U.S. thermal plant network. The initiatives include closing the company's Sacramento, California, thermal plant, which produces soups, sauces and beverages, and the company's South Plainfield, New Jersey, spice plant, which supplies ingredients to the company's U.S. thermal plants. As a result of the initiatives, the company expects to incur pre-tax costs of approximately $115 million, most of which will be incurred in 2013. The company also expects to invest approximately $27 million in capital expenditures, primarily to relocate and refurbish a beverage filling and packaging line. For additional information relating to the initiatives, see Note 19 to the Consolidated Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES
The company expects that foreseeable liquidity and capital resource requirements, including cash outflows to repay debt, pay dividends and fund pension plan contributions, will be met through anticipated cash flows from operations; long-term borrowings under its shelf registration statement; short-term borrowings, including commercial paper; and cash and cash equivalents. Over the last three years, operating cash flows totaled approximately $3.3 billion. This cash-generating capability provides the company with substantial financial flexibility in meeting its operating and investing needs. The company believes that its sources of financing will be adequate to meet its future liquidity and capital resource requirements.
The company generated cash from operations of $1.120 billion in 2012, compared to $1.142 billion in 2011. The decline was primarily due to lower cash earnings, partially offset by lower pension contributions in 2012.
The company generated cash from operations of $1.142 billion in 2011, compared to $1.057 billion in 2010. The increase was primarily due to lower pension contributions and higher cash earnings, partially offset by higher working capital requirements.
Capital expenditures were $323 million in 2012, $272 million in 2011 and $315 million in 2010. Capital expenditures are expected to total approximately $330 million in 2013, including Bolthouse Farms projects. Capital expenditures in 2012 included the packing automation and capacity expansion projects at one of the company’s Australian biscuit plants (approximately $32 million), an advanced planning system in North America (approximately $14 million), capacity expansion at Pepperidge Farm (approximately $18 million), the ongoing initiative to simplify the soup-making process in North America (also known as the soup common platform initiative) (approximately $17 million), continued enhancement of the company’s corporate headquarters (approximately $11 million), and Pepperidge Farm's 34,000-square-foot innovation center (approximately $20 million). Capital expenditures in 2011 included the expansion of beverage capacity (approximately $6 million); the ongoing implementation of SAP (approximately $13 million); expenditures at the company’s corporate headquarters (approximately $6 million); Pepperidge Farm’s new 34,000-square-foot innovation center (approximately $5 million); expansion of Pepperidge Farm’s production capacity (approximately $5 million) and a number of infrastructure projects in the U.S. supply chain (approximately $31 million). Capital expenditures in 2010 included expansion and enhancements of the company’s corporate headquarters (approximately $36 million); expansion of Arnott’s production capacity (approximately $21 million); the ongoing implementation of SAP in Australia and New Zealand (approximately $15 million) and expansion of Pepperidge Farm’s production capacity (approximately $14 million).
Long-term borrowings in 2011 included the issuance in April of $500 million of 4.25% notes that mature in April 2021. Long-term borrowings in 2010 included the issuance in July of $400 million of 3.05% notes that mature in July 2017. The net proceeds from these issuances were used for the repayment of commercial paper borrowings and for other general corporate purposes.
Dividend payments were $373 million in 2012, $378 million in 2011, and $365 million in 2010. Annual dividends declared in 2012 were $1.16 per share, $1.145 per share in 2011 and $1.075 per share in 2010. The 2012 fourth quarter rate was $0.29 per share.
Excluding shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares and for stock option exercises, the company repurchased approximately 13 million shares at a cost of $412 million during 2012. Approximately $250 million was used to repurchase shares pursuant to the company’s June 2011 publicly announced share repurchase program. Approximately $750 million remained available under the June 2011 repurchase program as of July 29, 2012. This program has no expiration date, although the company suspended purchases under this program in July 2012. In addition to the June 2011 publicly announced share repurchase program, the company also purchased shares to offset the impact of dilution from shares issued under the company’s stock compensation plans. The company expects to continue this practice in the future. See “Market for Registrant’s Capital Stock, Related Shareowner Matters and Issuer Purchases of Equity Securities” for more information.
Excluding shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares and for stock option exercises, the company repurchased 21 million shares at a cost of $728 million during 2011. Approximately $550 million was used to repurchase shares pursuant to the company’s June 2008 publicly announced share repurchase program. Under this program, the company’s Board of Directors authorized the purchase of up to $1.2 billion of company stock through the end of 2011. This program was completed in 2011. In addition to the June 2008 publicly announced share repurchase program, the company also purchased shares to offset the impact of dilution from shares issued under the company’s stock compensation plans.
Excluding shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares and for stock option exercises, the company repurchased 14 million shares at a cost of $472 million during 2010. Approximately $250 million was used to repurchase shares pursuant to the company’s June 2008 publicly announced share repurchase program. In addition to the June 2008 publicly announced share repurchase program, the company also purchased shares to offset the impact of dilution from shares issued under the company’s stock compensation plans.
At July 29, 2012, the company had $786 million of short-term borrowings due within one year and $47 million of standby letters of credit issued on behalf of the company. At that date, the company had a $500 million credit facility that matured in September 2012, and a $1.5 billion facility that matures in September 2016. These facilities remained unused at July 29, 2012, except for $3 million of standby letters of credit issued on behalf of the company. In September 2012, the company entered into a $500 million committed revolving credit facility that matures in September 2016, replacing the $500 million credit facility that matured in September 2012. These revolving credit agreements support the company’s commercial paper programs and other general corporate purposes.
As previously disclosed, on August 6, 2012, the company completed the acquisition of Bolthouse Farms for $1.55 billion in cash, subject to customary purchase price adjustments. The acquisition was funded through a combination of short- and long-term borrowings. Approximately $300 million was funded through the issuance of commercial paper. The terms of long-term borrowings, which were issued on August 2, 2012 to fund the transaction, were as follows:

•	$400 million floating rate notes that mature on August 1, 2014. Interest on the notes is based on 3-month U.S. dollar LIBOR plus 0.30%. Interest is payable quarterly beginning November 1, 2012;

•
$450 million of 2.50% notes that mature on August 2, 2022. Interest is payable semi-annually beginning February 2, 2013. The company may redeem the notes in whole or in part at any time at a redemption price of 100% of the principal amount plus accrued interest or an amount designed to ensure that the note holders are not penalized by the early redemption; and

•
$400 million of 3.80% notes that mature on August 2, 2042. Interest is payable semi-annually beginning February 2, 2013. The company may redeem the notes in whole or in part at any time at a redemption price of 100% of the principal amount plus accrued interest or an amount designed to ensure that the note holders are not penalized by the early redemption.

In November 2011, the company filed a registration statement with the Securities and Exchange Commission that registered an indeterminate amount of debt securities. This registration statement replaced the 2008 registration statement, which expired in November 2011. Under the registration statement, the company may issue debt securities, depending on market conditions.
The company is in compliance with the covenants contained in its revolving credit facilities and debt securities.
CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
Contractual Obligations
The following table summarizes the company’s obligations and commitments to make future payments under certain contractual obligations as of July 29, 2012. For additional information on debt, see Note 11 to the Consolidated Financial Statements. Operating leases are primarily entered into for warehouse and office facilities and certain equipment. Purchase commitments represent purchase orders and long-term purchase arrangements related to the procurement of ingredients, supplies, machinery, equipment and services. These commitments are not expected to have a material impact on liquidity. Other long-term liabilities primarily represent payments related to deferred compensation obligations. For additional information on other long-term liabilities, see Note 17 to the Consolidated Financial Statements.

	Contractual Payments Due by Fiscal Year
	Total	2013	2014 - 2015	2016 - 2017	Thereafter
	(Millions)
Debt obligations(1)	$2,782	$782	$600	$400	$1,000
Interest payments(2)	535	97	143	129	166
Purchase commitments	915	612	128	79	96
Operating leases	199	42	55	42	60
Derivative payments(3)	83	37	46	—	—
Other long-term liabilities(4)	145	—	38	31	76
Total long-term cash obligations	$4,659	$1,570	$1,010	$681	$1,398
_______________________________________

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

Off-Balance Sheet Arrangements and Other Commitments
The company guarantees approximately 2,000 bank loans to Pepperidge Farm independent sales distributors by third-party financial institutions used to purchase distribution routes. The maximum potential amount of the future payments the company could be required to make under the guarantees is $164 million. The company’s guarantees are indirectly secured by the distribution routes. The company does not believe that it is probable that it will be required to make guarantee payments as a result of defaults on the bank loans guaranteed. See also Note 16 to the Consolidated Financial Statements for information on off-balance sheet arrangements.
INFLATION
Since 2010, the company has experienced inflationary increases primarily in commodity costs. The company continues to use a number of strategies to mitigate the effects of cost inflation including increasing prices, commodity hedging and pursuing cost productivity initiatives such as global procurement strategies and capital investments that improve the efficiency of operations.

MARKET RISK SENSITIVITY
The principal market risks to which the company is exposed are changes in foreign currency exchange rates, interest rates and commodity prices. In addition, the company is exposed to equity price changes related to certain deferred compensation obligations. The company manages its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain its variable-to-total debt ratio within targeted guidelines. International operations, which accounted for approximately 30% of 2012 net sales, are concentrated principally in Australia, Canada, France, Germany and Belgium. The company manages its foreign currency exposures by borrowing in various foreign currencies and utilizing cross-currency swaps and forward contracts. Cross-currency swaps and forward contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The company does not enter into contracts for speculative purposes and does not use leveraged instruments.
The company principally uses a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. The company also enters into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of diesel fuel, soybean oil, aluminum, wheat, natural gas and cocoa, which impact the cost of raw materials.
The information below summarizes the company’s market risks associated with debt obligations and other significant financial instruments as of July 29, 2012. Fair values included herein have been determined based on quoted market prices or pricing models using current market rates. The information presented below should be read in conjunction with Notes 11 through 13 to the Consolidated Financial Statements.
The table below presents principal cash flows and related interest rates by fiscal year of maturity for debt obligations. Interest rates disclosed on variable-rate debt maturing in 2012 represent the weighted-average rates at the period end. Notional amounts and related interest rates of interest rate swaps are presented by fiscal year of maturity. For the swaps, variable rates are the weighted-average forward rates for the term of each contract.

	Expected Fiscal Year of Maturity
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
	(Millions)
Debt(1)
Fixed rate	$400	$300	$300	$—	$400	$1,000	$2,400	$2,663
Weighted-average interest rate	5.00%	4.88%	3.38%	—%	3.05%	5.25%	4.56%
Variable rate(2)	$382						$382	$382
Weighted-average interest rate	0.72%						0.72%
Interest Rate Swaps
Fair-value swaps
Fixed to variable	$300	$200					$500	$13
Average pay rate	1.16%	0.89%					1.05%
Average receive rate	5.00%	4.88%					4.95%
Cash-flow swaps
Variable to fixed	$400		$200				$600	$2
Average pay rate	1.71%		2.16%				1.86%
Average receive rate	1.74%		2.23%				1.91%
_______________________________________

(1)	Excludes unamortized net premium/discount on debt issuances and amounts related to interest rate swaps designated as fair-value hedges.

(2)	Represents $352 million of USD borrowings and $30 million equivalent of borrowings in other currencies.
As of July 31, 2011, fixed-rate debt of approximately $2.4 billion with an average interest rate of 4.56% and variable-rate debt of approximately $655 million with an average interest rate of 1.19% were outstanding. As of July 31, 2011, the company had swapped $500 million of fixed-rate debt to variable. The average rate to be received on these swaps was 4.95%, and the average rate paid was estimated to be 0.97% over the remaining life of the swaps.
The company is exposed to foreign exchange risk related to its international operations, including non-functional currency intercompany debt and net investments in subsidiaries. The following table summarizes the cross-currency swaps outstanding as of July 29, 2012, which hedge such exposures. The notional amount of each currency and the related weighted-average forward interest rate are presented in the Cross-Currency Swaps table.

Cross-Currency Swaps

	Fiscal Year of Expiration	Interest Rate	Notional Value	Fair Value
			(Millions)
Pay variable AUD	2013	3.51%	$7	$—
Receive variable USD		0.44%
Pay variable AUD	2013	3.58%	$52	$—
Receive variable USD		0.53%
Pay variable AUD	2013	4.08%	$133	$(25)
Receive variable USD		1.08%
Pay variable CAD	2013	1.41%	$45	$1
Receive variable USD		0.41%
Pay variable CAD	2013	1.16%	$40	$2
Receive variable USD		0.47%
Pay variable EUR	2013	1.28%	$21	$2
Receive variable USD		1.34%
Pay variable EUR	2013	(0.01)%	$90	$5
Receive variable USD		0.42%
Pay variable EUR	2013	0.17%	$61	$4
Receive variable USD		0.48%
Pay variable EUR	2013	0.18%	$69	$5
Receive variable USD		0.48%
Pay fixed CAD	2014	6.24%	$60	$(25)
Receive fixed USD		5.66%
Pay variable CAD	2014	1.59%	$83	$(2)
Receive variable USD		0.59%
Pay variable AUD	2015	4.54%	$133	$(26)
Receive variable USD		1.24%
Pay variable CAD	2015	1.79%	$42	$(1)
Receive variable USD		0.74%
Total			$836	$(60)
The cross-currency swap contracts outstanding at July 31, 2011, represented four pay variable EUR/receive variable USD swaps with notional values totaling $192 million, one pay fixed EUR/receive fixed USD swap with a notional value of $102 million, two pay variable CAD/receive variable USD swaps with notional values totaling $119 million, two pay variable AUD/receive variable USD swaps with notional values totaling $266 million, and two pay fixed CAD/receive fixed USD swaps with notional values totaling $218 million. The aggregate notional value of these swap contracts was $897 million as of July 31, 2011, and the aggregate fair value of these swap contracts was a loss of $128 million as of July 31, 2011.
The company is also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries, including subsidiary debt. The company utilizes foreign exchange forward purchase and sale contracts to hedge these exposures. The following table summarizes the foreign exchange forward contracts outstanding and the related weighted-average contract exchange rates as of July 29, 2012.

Forward Exchange Contracts

	Contract Amount	Average Contractual Exchange Rate (currency paid/ currency received)
Receive USD/Pay CAD	$139	1.01
Receive USD/Pay AUD	$30	0.98
Receive AUD/Pay NZD	$25	1.26
Receive AUD/Pay USD	$13	0.99
Receive EUR/Pay SEK	$10	8.39
The company had an additional $11 million in a number of smaller contracts to purchase or sell various other currencies, such as the Australian dollar, British Pound, and euro, as of July 29, 2012. The aggregate fair value of all contracts was a gain of $2 million as of July 29, 2012. The total forward exchange contracts outstanding were $251 million, and the aggregate fair value was a loss of $9 million as of July 31, 2011.
The company enters into commodity futures and options contracts to reduce the volatility of price fluctuations for commodities. The notional value of these contracts was $95 million and the aggregate fair value of these contracts was a gain of $4 million as of July 29, 2012. The notional value of these contracts was $87 million, and the aggregate fair value of these contracts was a gain of $1 million as of July 31, 2011.
The company enters into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of the company’s capital stock, the total return of the Vanguard Institutional Index, the total return of the Vanguard Total International Stock Index and, beginning in April 2012, the total return of the Vanguard Short-Term Bond Index. Under these contracts, the company pays variable interest rates and receives from the counterparty either the total return on company capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index; the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index; or the total return of the Vanguard Short-Term Bond Index. The notional value of the contract that is linked to the total return on company capital stock was $26 million at July 29, 2012 and $51 million at July 31, 2011. The average forward interest rate applicable to this contract, which expires in 2013, was 0.76% at July 29, 2012. The notional value of the contract that is linked to the return on the Standard & Poor's 500 Index was $15 million at July 29, 2012 and $16 million at July 31, 2011. The average forward interest rate applicable to this contract, which expires in 2013, was 0.64% at July 29, 2012. The notional value of the contract that is linked to the total return of the iShares MSCI EAFE Index was $4 million at July 29, 2012 and July 31, 2011. The average forward interest rate applicable to this contract, which expires in 2013, was 0.71% at July 29, 2012. The notional value of the contract that was linked to the return on the Vanguard Short-Term Bond Index was $30 million at July 29, 2012. The average forward interest rate applicable to this contract, which expires in 2013, was 0.71% at July 29, 2012. The fair value of these contracts was a $1 million gain at July 29, 2012 and a $3 million loss at July 31, 2011.
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
Goodwill and intangible assets deemed to have indefinite lives are not amortized but rather are tested at least annually for impairment, or more often if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill is tested for impairment at the reporting unit level. A reporting unit represents an operating segment or a component of an operating segment. Goodwill is tested for impairment by either performing a qualitative evaluation or a two-step quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The company may elect not to perform the qualitative assessment for some or all reporting units and perform a two-step quantitative impairment test. Fair value is determined based on discounted cash flow analyses. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired. The amount of the impairment is the difference between the carrying value of the goodwill and the “implied” fair value, which is calculated as if the reporting unit had just been acquired and accounted for as a business combination. As of July 29, 2012, the carrying value of goodwill was $2.013 billion. The company has not recognized any impairment of goodwill as a result of annual testing, which began in 2003. As of the 2012 measurement, the fair value of each reporting unit exceeded the carrying value by at least 45%. Holding all other assumptions used in the 2012 measurement constant, a 100-basis-point increase in the weighted average cost of capital would not result in the carrying value of any reporting unit to be in excess of the fair value.
Indefinite-lived intangible assets are tested for impairment by comparing the fair value of the asset to the carrying value. Fair value is determined based on discounted cash flow analyses that include significant management assumptions such as revenue growth rates, weighted average cost of capital, and assumed royalty rates. If the fair value is less than the carrying value, the asset is reduced to fair value. As of July 29, 2012, the carrying value of trademarks was $485 million. In 2012, as part of the company’s annual review of intangible assets, an impairment charge of $3 million was recognized related to the Blå Band trademark used in the International Simple Meals and Beverages segment. The trademark was determined to be impaired as a result of a decrease in the fair value of the brand, resulting from reduced expectations for future sales and discounted cash flows in comparison to the prior year. As of July 29, 2012, certain European trademarks have a carrying value of approximately $40 million, which approximates fair value. Holding all other assumptions used in the 2012 measurement constant, a 100-basis-point increase in the weighted average cost of capital would reduce the fair value of all trademarks and result in an impairment charge of approximately $6 million. In 2011, as part of the company’s annual review of intangible assets, an impairment charge of $3 million was recognized related to the Heisse Tasse trademark used in the International Simple Meals and Beverages segment. The trademark was determined to be impaired as a result of a decrease in the fair value of the brand, resulting from reduced expectations for future sales and discounted cash flows in comparison to the prior year.
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
See also Note 4 to the Consolidated Financial Statements for additional information on goodwill and intangible assets.
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
Net periodic pension and postretirement expense was $102 million in 2012, $98 million in 2011, and $92 million in 2010. The 2010 expense included $12 million of pension settlement costs related to the closure of a plant in Canada. Significant weighted-average assumptions as of the end of the year were as follows:

	2012	2011	2010
Pension
Discount rate for benefit obligations	4.05%	5.41%	5.46%
Expected return on plan assets	7.65%	7.90%	8.15%
Postretirement
Discount rate for obligations	3.75%	5.00%	5.25%
Initial health care trend rate	8.25%	8.25%	8.25%
Ultimate health care trend rate	4.50%	4.50%	4.50%
Estimated sensitivities to annual net periodic pension cost are as follows: a 50-basis-point reduction in the discount rate would increase expense by approximately $18 million; a 50-basis-point reduction in the estimated return on assets assumption would increase expense by approximately $12 million. A one-percentage-point increase in assumed health care costs would increase postretirement service and interest cost by approximately $1 million.
Net periodic pension and postretirement expense is expected to increase to approximately $128 million in 2013 primarily due to increased amortization of unrecognized losses.
The company contributed $55 million and $100 million, respectively, to U.S. pension plans in 2012 and 2011. Given the adverse impact of declining financial markets on the funding levels of the plans, the company contributed $260 million to a U.S. plan in 2010. Contributions to non-U.S. plans were $16 million in 2012, $44 million in 2011, and $24 million in 2010. The company contributed $75 million to U.S. plans in the first quarter of 2013. Additional contributions to U.S. plans are not expected in 2013. Contributions to non-U.S. plans are expected to be approximately $13 million in 2013.
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
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the Consolidated Financial Statements for information on recent accounting pronouncements.
CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
This Report contains contains “forward-looking” statements that reflect the company’s current expectations regarding future results of operations, economic performance, financial condition and achievements of the company. The company tries, wherever possible, to identify these forward-looking statements by using words such as “anticipate,” “believe,” “estimate,” “expect,” “will” and similar expressions. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements reflect the company’s current plans and expectations and are based on information currently available to it. They rely on a number of assumptions regarding future events and estimates which could be inaccurate and which are inherently subject to risks and uncertainties.
The company wishes to caution the reader that the following important factors and those important factors described in Part 1, Item 1A and elsewhere in this Report, or in other Securities and Exchange Commission filings of the company, could affect the company’s actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, the company:

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

•	the company’s ability to realize projected cost savings and benefits;

•	the company’s ability to successfully manage changes to its business processes, including selling, distribution, manufacturing and information management systems;

•	the practices and increased significance of certain of the company’s key trade customers;

•	the impact of inventory management practices by the company’s trade customers;

•	the impact of fluctuations in the supply of and inflation in energy, raw and packaging materials cost;

•	the impact associated with completing and integrating acquisitions, divestitures and other portfolio changes, including the Bolthouse Farms acquisition;

•	the uncertainties of litigation described from time to time in the company’s Securities and Exchange Commission filings;

•	the impact of changes in currency exchange rates, tax rates, interest rates, debt and equity markets, inflation rates, economic conditions and other external factors; and

•	the impact of unforeseen business disruptions in one or more of the company’s markets due to political instability, civil disobedience, armed hostilities, natural disasters or other calamities.
This discussion of uncertainties is by no means exhaustive but is designed to highlight important factors that may impact the company’s outlook. The company disclaims any obligation or intent to update forward-looking statements made by the company in order to reflect new information, events or circumstances after the date they are made.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
The information presented in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Sensitivity” is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(millions, except per share amounts)

	2012	2011	2010
Net sales	$7,707	$7,719	$7,676
Costs and expenses
Cost of products sold	4,715	4,616	4,526
Marketing and selling expenses	1,020	1,007	1,058
Administrative expenses	611	612	605
Research and development expenses	125	129	123
Other expenses / (income)	14	13	4
Restructuring charges	10	63	12
Total costs and expenses	6,495	6,440	6,328
Earnings before interest and taxes	1,212	1,279	1,348
Interest expense	114	122	112
Interest income	8	11	6
Earnings before taxes	1,106	1,168	1,242
Taxes on earnings	342	366	398
Net earnings	764	802	844
Less: Net earnings (loss) attributable to noncontrolling interests	(10)	(3)	—
Net earnings attributable to Campbell Soup Company	$774	$805	$844
Per Share — Basic
Net earnings attributable to Campbell Soup Company	$2.43	$2.44	$2.44
Weighted average shares outstanding — basic	317	326	340
Per Share — Assuming Dilution
Net earnings attributable to Campbell Soup Company	$2.41	$2.42	$2.42
Weighted average shares outstanding — assuming dilution	319	329	343
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(millions, except per share amounts)

	July 29, 2012	July 31, 2011
Current assets
Cash and cash equivalents	$335	$484
Accounts receivable, net	553	560
Inventories	714	767
Other current assets	169	152
Total current assets	1,771	1,963
Plant assets, net of depreciation	2,127	2,103
Goodwill	2,013	2,133
Other intangible assets, net of amortization	496	527
Other assets	123	136
Total assets	$6,530	$6,862
Current liabilities
Short-term borrowings	$786	$657
Payable to suppliers and others	571	585
Accrued liabilities	598	619
Dividend payable	93	95
Accrued income taxes	22	33
Total current liabilities	2,070	1,989
Long-term debt	2,004	2,427
Deferred taxes	298	367
Other liabilities	1,260	983
Total liabilities	5,632	5,766
Commitments and contingencies
Campbell Soup Company shareowners’ equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20
Additional paid-in capital	329	331
Earnings retained in the business	9,584	9,185
Capital stock in treasury, at cost	(8,259)	(8,021)
Accumulated other comprehensive loss	(776)	(427)
Total Campbell Soup Company shareowners’ equity	898	1,088
Noncontrolling interests	—	8
Total equity	898	1,096
Total liabilities and equity	$6,530	$6,862
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(millions)

	2012	2011	2010
Cash flows from operating activities:
Net earnings	$764	$802	$844
Adjustments to reconcile net earnings to operating cash flow
Restructuring charges	10	63	12
Stock-based compensation	79	87	88
Depreciation and amortization	262	268	251
Deferred income taxes	45	46	54
Other, net	118	108	99
Changes in working capital
Accounts receivable	(18)	(15)	21
Inventories	32	(14)	105
Prepaid assets	(3)	19	(9)
Accounts payable and accrued liabilities	(19)	(26)	(34)
Pension fund contributions	(71)	(144)	(284)
Receipts from (payments of) hedging activities	7	3	(20)
Other	(86)	(55)	(70)
Net cash provided by operating activities	1,120	1,142	1,057
Cash flows from investing activities:
Purchases of plant assets	(323)	(272)	(315)
Sales of plant assets	1	9	13
Other, net	(1)	2	2
Net cash used in investing activities	(323)	(261)	(300)
Cash flows from financing activities:
Net short-term borrowings (repayments)	(257)	495	(265)
Long-term borrowings	—	500	400
Repayment of notes payable	—	(700)	—
Dividends paid	(373)	(378)	(365)
Treasury stock purchases	(412)	(728)	(472)
Treasury stock issuances	112	96	139
Excess tax benefits on stock-based compensation	8	11	11
Contribution from noncontrolling interest	2	10	—
Other, net	—	(6)	(4)
Net cash used in financing activities	(920)	(700)	(556)
Effect of exchange rate changes on cash	(26)	49	2
Net change in cash and cash equivalents	(149)	230	203
Cash and cash equivalents — beginning of period	484	254	51
Cash and cash equivalents — end of period	$335	$484	$254
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(millions, except per share amounts)

	Campbell Soup Company Shareowners’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at August 2, 2009	542	$20	(199)	$(7,194)	$332	$8,288	$(718)	$3	$731
Comprehensive income (loss)
Net earnings (loss)						844		—	844
Foreign currency translation adjustments, net of a tax benefit of $8							39	—	39
Cash-flow hedges, net of a tax expense of $1							2		2
Pension and postretirement benefits, net of a tax benefit of $47							(59)		(59)
Other comprehensive income (loss)							(18)	—	(18)
Total comprehensive income (loss)									826
Dividends ($1.075 per share)						(372)			(372)
Treasury stock purchased			(14)	(472)					(472)
Treasury stock issued under management incentive and stock option plans			7	207	9				216
Balance at August 1, 2010	542	20	(206)	(7,459)	341	8,760	(736)	3	929
Contribution from noncontrolling interest								8	8
Comprehensive income (loss)
Net earnings (loss)						805		(3)	802
Foreign currency translation adjustments, net of a tax expense of $5							264	—	264
Cash-flow hedges, net of a tax benefit of $1							(2)		(2)
Pension and postretirement benefits, net of a tax expense of $30							47		47
Other comprehensive income (loss)							309	—	309
Total comprehensive income (loss)									1,111
Dividends ($1.145 per share)						(380)			(380)
Treasury stock purchased			(21)	(728)					(728)
Treasury stock issued under management incentive and stock option plans			5	166	(10)				156
Balance at July 31, 2011	542	20	(222)	(8,021)	331	9,185	(427)	8	1,096
Contribution from noncontrolling interest								2	2
Comprehensive income (loss)
Net earnings (loss)						774		(10)	764
Foreign currency translation adjustments, net of a tax expense of $8							(135)	—	(135)
Cash-flow hedges, net of a tax expense of $5							10		10
Pension and postretirement benefits, net of a tax benefit of $122							(224)		(224)
Other comprehensive income (loss)							(349)	—	(349)
Total comprehensive income (loss)									415
Dividends ($1.16 per share)						(375)			(375)
Treasury stock purchased			(13)	(412)					(412)
Treasury stock issued under management incentive and stock option plans			5	174	(2)				172
Balance at July 29, 2012	542	$20	(230)	$(8,259)	$329	$9,584	$(776)	$—	$898
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(currency in millions, except per share amounts)

1.	Summary of Significant Accounting Policies
Campbell Soup Company, together with its subsidiaries (the company), is a manufacturer and marketer of high-quality, branded convenience food products.
 Basis of Presentation — The consolidated financial statements include the accounts of the company and entities in which the company maintains a controlling financial interest. Intercompany transactions are eliminated in consolidation. Certain amounts in prior-year financial statements were reclassified to conform to the current-year presentation. The company's fiscal year ends on the Sunday nearest July 31. There were 52 weeks in 2012, 2011, and 2010.
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
Goodwill and Intangible Assets — Goodwill and intangible assets deemed to have indefinite lives are not amortized but rather are tested at least annually for impairment, or when circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill is tested for impairment at the reporting unit level. A reporting unit represents an operating segment or a component of an operating segment. Goodwill is tested for impairment by either performing a qualitative evaluation or a two-step quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The company may elect not to perform the qualitative assessment for some or all reporting units and perform a two-step quantitative impairment test. Fair value is determined based on discounted cash flow analyses. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired. The amount of the impairment is the difference between the carrying value of the goodwill and the “implied” fair value, which is calculated as if the reporting unit had just been acquired and accounted for as a business combination.
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
Derivative Financial Instruments — The company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in foreign currency exchange rates, interest rates, commodities and equity-linked employee benefit obligations. These derivative contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions independent of those exposures. The company does not enter into derivative contracts for speculative purposes and does not use leveraged instruments. The company's derivative programs include strategies that both qualify and do not qualify for hedge accounting treatment. To qualify for hedge accounting, the hedging relationship, both at inception of the hedge and on an ongoing basis, shall be expected to be highly effective in achieving offsetting changes in the fair value of the hedged risk during the period that the hedge is designated.
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
In December 2010, the FASB issued additional authoritative guidance clarifying the required disclosures of supplementary pro forma information for business combinations. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.
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
In June 2011, the FASB issued authoritative guidance requiring entities to present net income and other comprehensive income (OCI) in one continuous statement or two separate, but consecutive, statements of net income and comprehensive income. The option to present items of OCI in the statement of changes in equity has been eliminated. In December 2011, the FASB issued an amendment to defer indefinitely a requirement in the June 2011 standard that called for reclassification adjustments from accumulated other comprehensive income to be measured and presented by income statement line item in net income and also in OCI. The new requirements are effective for annual reporting periods beginning after December 15, 2011, and for interim reporting periods within those years. The adoption will impact the presentation of financial statements and will not have a material impact on the company’s consolidated financial statements.
In September 2011, the FASB issued revised guidance intended to simplify how an entity tests goodwill for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The company adopted the guidance in the fourth quarter of 2012. The adoption did not have a material impact on the company's consolidated financial statements.
In December 2011, the FASB issued guidance related to disclosures about offsetting (netting) of assets and liabilities in the statement of financial position. The guidance requires entities to disclose gross information and net information about both instruments and transactions that are offset in the statement of financial position, and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope includes financial instruments and derivative instruments. The disclosures are required for fiscal years and interim periods within those years beginning on or after January 1, 2013. Disclosures required under the guidance will be provided for all comparative periods presented. The adoption will impact disclosures and will not have a material impact on the company’s consolidated financial statements.
In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The company does not expect the adoption to have a material impact on the company’s consolidated financial statements.

3.	Comprehensive Income
Total comprehensive income is comprised of net earnings, net foreign currency translation adjustments, net unamortized pension and postretirement benefits adjustments (see Note 9), and net unrealized gains and losses on cash-flow hedges (see Note 12). Total comprehensive income for the twelve months ended July 29, 2012; July 31, 2011; and August 1, 2010; was $415, $1,111, and $826, respectively.
The components of Accumulated other comprehensive income (loss) consisted of the following:

	2012	2011
Foreign currency translation adjustments, net of tax (1)	$261	$396
Cash-flow hedges, net of tax (2)	(10)	(20)
Unamortized pension and postretirement benefits, net of tax (3):
Net actuarial loss	(1,034)	(809)
Prior service credit	7	6
Total Accumulated other comprehensive loss	$(776)	$(427)
_______________________________________

(1)	Included a tax expense of $12 as of 2012, and $4 as of 2011. The amount related to noncontrolling interests was not material.

(2)	Included a tax benefit of $6 as of 2012, and $11 as of 2011.

(3)	Included a tax benefit of $581 as of 2012, and $459 as of 2011.

4.	Goodwill and Intangible Assets
The following table shows the changes in the carrying amount of goodwill by business segment:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	North America Foodservice	Total
Balance at August 1, 2010	$322	$754	$585	$112	$146	$1,919
Foreign currency translation adjustment	—	160	54	—	—	214
Balance at July 31, 2011	$322	$914	$639	$112	$146	$2,133
Foreign currency translation adjustment	—	(42)	(78)	—	—	(120)
Balance at July 29, 2012	$322	$872	$561	$112	$146	$2,013

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	2012	2011
Intangible Assets:
Non-amortizable intangible assets	$485	$515
Amortizable intangible assets	21	21
	506	536
Accumulated amortization	(10)	(9)
Total net intangible assets	$496	$527

Non-amortizable intangible assets consist of trademarks, which mainly include Pace, Royco, Liebig, Blå Band and Touch of Taste.
Amortizable intangible assets consist substantially of process technology and customer intangibles. Amortization related to these assets was approximately $1 for 2012, 2011, and 2010. The estimated aggregated amortization expense for each of the five succeeding fiscal years is less than $1 per year. Asset useful lives range from one to twenty years.
In 2012, as part of the company's annual review of intangible assets, an impairment charge of $3 was recognized related to the Blå Band trademark used in the International Simple Meals and Beverages segment. The trademark was determined to be impaired as a result of a decrease in the fair value of the brand, resulting from reduced expectations for future sales and discounted cash flows. In 2011, as part of the company's annual review of intangible assets, an impairment charge of $3 was recognized related to the Heisse Tasse trademark used in the International Simple Meals and Beverages segment. The trademark was determined to be impaired as a result of a decrease in the fair value of the brand, resulting from reduced expectations for future sales and discounted cash flows. The impairment charges were recorded in Other expenses/(income) in the Consolidated Statements of Earnings. As of July 2012, certain European trademarks have a carrying value of approximately $40, which approximates fair value. Fair value is determined based on discounted cash flow analyses that include significant management assumptions such as revenue growth rates, weighted average cost of capital, and assumed royalty rates. Actual cash flows could differ from management's estimates due to changes in business performance, operating performance, and economic conditions.

5.	Business and Geographic Segment Information
The company reports the results of operations in the following reportable segments: U.S. Simple Meals; Global Baking and Snacking; International Simple Meals and Beverages; U.S. Beverages; and North America Foodservice. The company has 11 operating segments based on product type and geographic location and has aggregated the operating segments into the appropriate reportable segment based on similar economic characteristics; products; production processes; types or classes of customers; distribution methods; and regulatory environment. The segments are discussed in greater detail below.
The U.S. Simple Meals segment aggregates the following operating segments: U.S. Soup and U.S. Sauces. The U.S. Soup retail business includes the following products: Campbell’s condensed and ready-to-serve soups; and Swanson broth and stocks. The U.S. Sauces retail business includes the following products: Prego pasta sauces; Pace Mexican sauces; Campbell’s canned gravies, pasta and beans; and Swanson canned poultry.
The Global Baking and Snacking segment aggregates the following operating segments: Pepperidge Farm cookies, crackers, bakery and frozen products in U.S. retail; and Arnott’s biscuits in Australia and Asia Pacific.
The International Simple Meals and Beverages segment aggregates the simple meals and beverages operating segments outside of the U.S., including Europe, the retail business in Canada, and the businesses in Asia Pacific, Latin America and China.
The U.S. Beverages segment represents the U.S. retail beverages business, including the following products: V8 juices and beverages; and Campbell’s tomato juice.
The North America Foodservice segment represents the distribution of products such as soup, specialty entrees, beverage products, other prepared foods and Pepperidge Farm products through various food service channels in the U.S. and Canada.
The company’s accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those described in Note 1. The company evaluates segment performance before interest, taxes and costs associated with restructuring activities. Beginning in 2012, unrealized gains and losses on commodity hedging activities are excluded from segment operating earnings and are recorded in Corporate expenses as these open positions represent hedges of future purchases. Upon closing of the contracts, the realized gain or loss is transferred to segment operating earnings, which allows the segments to reflect the economic effects of the hedge without exposure to quarterly volatility of unrealized gains and losses. In prior periods, unrealized gains and losses on commodity hedging activities were not material. Certain manufacturing, warehousing and distribution activities of the segments are integrated in order to maximize efficiency and productivity. As a result, asset information by segment is not discretely maintained for internal reporting or used in evaluating performance. Therefore, only geographic segment asset information is included in the disclosures.
The company's largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 17% of consolidated net sales in 2012 and 2011, and 18% in 2010. All of the company's segments sold products to Wal-Mart Stores, Inc. or its affiliates.
 Business Segments

	2012	2011	2010
Net sales
U.S. Simple Meals	$2,726	$2,751	$2,938
Global Baking and Snacking	2,193	2,156	1,975
International Simple Meals and Beverages	1,404	1,463	1,423
U.S. Beverages	774	759	762
North America Foodservice	610	590	578
Total	$7,707	$7,719	$7,676

	2012	2011	2010
Earnings before interest and taxes
U.S. Simple Meals	$658	$657	$737
Global Baking and Snacking	315	355	322
International Simple Meals and Beverages	153	185	161
U.S. Beverages	134	182	206
North America Foodservice	85	82	55
Corporate(1)	(123)	(119)	(121)
Restructuring charges(2)	(10)	(63)	(12)
Total	$1,212	$1,279	$1,348

	2012	2011	2010
Depreciation and amortization
U.S. Simple Meals	$88	$87	$86
Global Baking and Snacking	81	82	75
International Simple Meals and Beverages	37	42	35
U.S. Beverages	21	20	21
North America Foodservice	13	13	13
Corporate(3)	22	24	21
Total	$262	$268	$251

	2012	2011	2010
Capital expenditures
U.S. Simple Meals and U.S. Beverages (4)	$97	$126	$139
Global Baking and Snacking	126	73	81
International Simple Meals and Beverages	46	36	26
North America Foodservice	9	3	3
Corporate(3)	45	34	66
Total	$323	$272	$315
_______________________________________

(1)	Represents unallocated corporate expenses.

(2)	See Note 6 for additional information.

(3)	Represents primarily corporate offices.

(4)	Capital expenditures are not maintained by segment.
The company’s global net sales based on product categories are as follows:

	2012	2011	2010
Net sales
Simple Meals	$4,416	$4,437	$4,594
Baked Snacks	2,320	2,321	2,129
Beverages	971	961	953
Total	$7,707	$7,719	$7,676
Simple Meals include condensed and ready-to-serve soups, broths and sauces. Baked Snacks include cookies, crackers, biscuits, and other baked products.
Geographic Area Information
Information about operations in different geographic areas is as follows:

	2012	2011	2010
Net sales
United States	$5,359	$5,309	$5,436
Australia/Asia Pacific	1,136	1,138	978
Europe	562	596	601
Other countries	650	676	661
Total	$7,707	$7,719	$7,676

	2012	2011	2010
Long-lived assets
United States	$1,308	$1,281	$1,279
Australia/Asia Pacific	395	384	326
Europe	92	102	104
Other countries	102	109	105
Corporate(1)	230	227	237
Total	$2,127	$2,103	$2,051
_______________________________________

(1)	Represents primarily corporate offices.

6.	Restructuring Charges
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

In 2012, the company recorded a restructuring charge of $10 ($6 after tax or $.02 per share) related to these initiatives. In the fourth quarter of 2011, the company recorded a restructuring charge of $63 ($41 after tax or $.12 per share). A summary of the pre-tax charges and remaining costs associated with the initiatives is as follows:

	Total Program	Recognized as of July 29, 2012	Remaining Costs to be Recognized
Severance pay and benefits	$43	$(41)	$2
Asset impairment/accelerated depreciation	23	(23)	—
Other exit costs	9	(9)	—
Total	$75	$(73)	$2

Of the aggregate $75 of pre-tax costs, the company expects approximately $50 will be cash expenditures, the majority of which was spent in 2012. In addition, the company expects to invest approximately $40 in capital expenditures in connection with the actions, of which approximately $18 has been invested as of July 29, 2012. The initiatives are expected to be completed by the end of 2013.
A summary of the restructuring activity and related reserves associated with these initiatives at July 29, 2012 is as follows:

	Accrued Balance at	2011	2011 Cash	Accrued Balance at	2012	2012 Cash	Foreign Currency Translation	Accrued Balance at
	August 1, 2010	Charges	Payments	July 31, 2011	Charges	Payments	Adjustment	July 29, 2012
Severance pay and benefits	$—	$37	$(2)	$35	$4	$(24)	$(1)	$14
Other exit costs	—	4	—	4	2	(4)	—	2
	$—	41	$(2)	$39	6	$(28)	$(1)	$16
Asset impairment/accelerated depreciation		22			1
Other non-cash exit costs		—			3
Total charges		$63			$10

A summary of restructuring charges incurred to date associated with each segment is as follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	North America Foodservice	Corporate	Total
Severance pay and benefits	$10	$13	$12	$3	$1	$2	$41
Asset impairment/accelerated depreciation	20	—	3	—	—	—	23
Other exit costs	2	—	3	—	—	4	9
	$32	$13	$18	$3	$1	$6	$73

The company expects to incur additional pre-tax costs of approximately $2 in the Global Baking and Snacking segment. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.
2008 Initiatives
On April 28, 2008, the company announced a series of initiatives to improve operational efficiency and long-term profitability, including selling certain salty snack food brands and assets in Australia, closing certain production facilities in Australia and Canada, and streamlining the company's management structure.
As a result of these initiatives, in 2010, the company recorded a restructuring charge of $12 ($8 after tax or $.02 per share) for pension benefit costs, which represented the final costs associated with the 2008 initiatives. These costs related to the International Simple Meals and Beverages segment.

Recent Development - 2013 Initiatives
On September 27, 2012, the company announced several initiatives to improve its U.S. supply chain cost structure and increase asset utilization across its U.S. thermal plant network. The initiatives include closing the company's Sacramento, California, thermal plant, which produces soups, sauces and beverages, and the company's South Plainfield, New Jersey, spice plant, which supplies ingredients to the company's U.S. thermal plants. As a result of the initiatives, the company expects to incur pre-tax costs of approximately $115, most of which will be incurred in 2013. The company also expects to invest approximately $27 in capital expenditures, primarily to relocate and refurbish a beverage filling and packaging line. For additional information relating to the initiatives, see Note 19.

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
The computation of basic and diluted earnings per share attributable to common shareowners is as follows:

	2012	2011	2010
Net earnings attributable to Campbell Soup Company	$774	$805	$844
Less: net earnings allocated to participating securities	(5)	(9)	(14)
Net earnings available to Campbell Soup Company common shareowners	$769	$796	$830

Weighted average shares outstanding — basic	317	326	340
Effect of dilutive securities: stock options and other share-based payment awards	2	3	3
Weighted average shares outstanding — diluted	319	329	343

Net earnings attributable to Campbell Soup Company per common share:
Basic	$2.43	$2.44	$2.44
Diluted	$2.41	$2.42	$2.42

There were no antidilutive stock options in 2012 or 2011. Stock options to purchase less than 1 million shares of capital stock in 2010 were not included in the calculation of diluted earnings per share because the exercise price of the stock options exceeded the average market price of the capital stock and, therefore, would be antidilutive.

8.	Noncontrolling Interests
The company owns a 60% controlling interest in a joint venture formed with Swire Pacific Limited to support the development of the company’s business in China. The joint venture began operations on January 31, 2011, the beginning of the third quarter of 2011. At the inception of the joint venture, the joint venture partner contributed net assets of $7, including $9 of cash contributions, and the company made an $11 cash contribution. In July 2011, the company and joint venture partner contributed additional cash of $2 and $1, respectively. In July 2012, the company and joint venture partner contributed additional cash of $3 and $2, respectively. The noncontrolling interest’s share in the net loss was included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings.
The company owns a 70% controlling interest in a Malaysian food products manufacturing company. The earnings attributable to the noncontrolling interest have historically been less than $1 annually and, prior to the third quarter of 2011, were included in Other expense/(income) in the Consolidated Statements of Earnings. Beginning in the third quarter of 2011, the earnings attributable to the noncontrolling interest were included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings. The earnings were not material in 2012, 2011, or 2010.
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
The company uses the fiscal year end as the measurement date for the benefit plans.
Components of net periodic benefit cost:

	Pension
	2012	2011	2010
Service cost	$55	$58	$55
Interest cost	122	121	121
Expected return on plan assets	(178)	(178)	(170)
Amortization of prior service cost	—	1	1
Recognized net actuarial loss	74	70	49
Settlement (gains)/costs	—	(1)	12
Net periodic benefit expense	$73	$71	$68
The settlement costs in 2010 are related to the closure of a plant in Canada. The settlement costs are included in Restructuring charges in the Consolidated Statements of Earnings. See Note 6 for additional information.
The estimated prior service credit and net actuarial loss that will be amortized from Accumulated other comprehensive loss into net periodic pension cost during 2013 are $1 and $108, respectively.

	Postretirement
	2012	2011	2010
Service cost	$3	$3	$3
Interest cost	18	18	19
Amortization of prior service cost/(credit)	(1)	(1)	1
Recognized net actuarial loss	9	7	1
Net periodic benefit expense	$29	$27	$24
The estimated prior service credit and net actuarial loss that will be amortized from Accumulated other comprehensive loss into net periodic postretirement expense during 2013 are $1 and $15, respectively.

Change in benefit obligation:

	Pension		Postretirement
	2012	2011	2012	2011
Obligation at beginning of year	$2,388	$2,275	$374	$362
Service cost	55	58	3	3
Interest cost	122	121	18	18
Actuarial loss	361	61	47	15
Participant contributions	—	—	6	5
Benefits paid	(157)	(146)	(38)	(34)
Medicare subsidies	—	—	3	5
Other	(5)	(4)	—	—
Plan amendments	—	(1)	—	—
Settlement	—	(8)	—	—
Foreign currency adjustment	(16)	32	—	—
Benefit obligation at end of year	$2,748	$2,388	$413	$374

Change in the fair value of pension plan assets:

	2012	2011
Fair value at beginning of year	$2,059	$1,767
Actual return on plan assets	149	266
Employer contributions	71	144
Benefits paid	(149)	(139)
Settlement	—	(6)
Foreign currency adjustment	(12)	27
Fair value at end of year	$2,118	$2,059
Amounts recognized in the Consolidated Balance Sheets:

	Pension		Postretirement
	2012	2011	2012	2011
Accrued liabilities	$(12)	$(10)	$(27)	$(30)
Other liabilities	(618)	(319)	(386)	(344)
Net amount recognized	$(630)	$(329)	$(413)	$(374)

	Pension		Postretirement
Amounts recognized in accumulated other comprehensive loss consist of:	2012	2011	2012	2011
Net actuarial loss	$1,486	$1,179	$133	$95
Prior service credit	(3)	(3)	(8)	(9)
Total	$1,483	$1,176	$125	$86
The changes in other comprehensive loss associated with pension benefits included the reclassification of actuarial losses into earnings of $74 and $70 in 2012 and 2011, respectively. The remaining changes in other comprehensive loss associated with pension benefits were primarily due to net actuarial losses arising during the period and the impact of foreign currency.
The change in other comprehensive loss associated with postretirement benefits was due to the reclassification of actuarial losses into earnings of $9 and $7 in 2012 and 2011. The remaining changes in other comprehensive loss associated with postretirement benefits were primarily due to net actuarial losses arising during the period.

The following table provides information for pension plans with accumulated benefit obligations in excess of plan assets:

	2012	2011
Projected benefit obligation	$2,739	$2,194
Accumulated benefit obligation	$2,653	$2,131
Fair value of plan assets	$2,114	$1,891
The accumulated benefit obligation for all pension plans was $2,657 at July 29, 2012 and $2,299 at July 31, 2011.
Weighted-average assumptions used to determine benefit obligations at the end of the year:

	Pension		Postretirement
	2012	2011	2012	2011
Discount rate	4.05%	5.41%	3.75%	5.00%
Rate of compensation increase	3.31%	3.31%	3.25%	3.25%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended:

	Pension
	2012	2011	2010
Discount rate	5.41%	5.46%	6.00%
Expected return on plan assets	7.90%	8.15%	8.13%
Rate of compensation increase	3.31%	3.29%	3.29%
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
The discount rate used to determine net periodic postretirement expense was 5.00% in 2012, 5.25% in 2011, and 6.00% in 2010.
Assumed health care cost trend rates at the end of the year:

	2012	2011
Health care cost trend rate assumed for next year	8.25%	8.25%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2020	2019
A one-percentage-point change in assumed health care costs would have the following effects on 2012 reported amounts:

	Increase	Decrease
Effect on service and interest cost	$1	$—
Effect on the 2012 accumulated benefit obligation	$35	$(10)

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
The primary policy objectives will be met by investing assets to achieve a reasonable tradeoff between return and risk relative to plan obligations. This includes investing a portion of the assets in funds selected in part to hedge the interest rate sensitivity to plan obligations.
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
The company’s year-end pension plan weighted-average asset allocations by category were:

	Strategic Target	2012	2011
Equity securities	51%	48%	50%
Debt securities	35%	36%	35%
Real estate and other	14%	16%	15%
Net periodic benefit expense	100%	100%	100%
The company is required to categorize pension plan assets based on the following fair value hierarchy:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table presents the company’s pension plan assets by asset category at July 29, 2012 and July 31, 2011:

	Fair Value as of July 29, 2012	Fair Value Measurements at July 29, 2012 Using Fair Value Hierarchy			Fair Value as of July 31, 2011	Fair Value Measurements at July 31, 2011 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Short-term investments	$70	$44	$26	$—	$51	$5	$46	$—
Equities:
U.S.	357	357	—	—	396	396	—	—
Non-U.S.	289	289	—	—	267	267	—	—
Corporate bonds:
U.S.	444	—	444	—	414	—	414	—
Non-U.S.	91	—	91	—	88	—	88	—
Government and agency bonds:
U.S.	33	—	33	—	9	—	9	—
Non-U.S.	30	—	30	—	31	—	31	—
Municipal bonds	75	—	75	—	42	—	42	—
Commingled funds:
Equities	301	—	301	—	318	—	318	—
Fixed income	37	—	37	—	62	—	62	—
Blended	81	—	81	—	86	—	86	—
Mortgage and asset backed securities	14	—	14	—	27	—	27	—
Real estate	85	8	61	16	59	7	33	19
Limited partnerships	19	—	—	19	20	—	—	20
Hedge funds	192	—	192	—	194	—	194	—
Total assets at fair value	$2,118	$698	$1,385	$35	$2,064	$675	$1,350	$39
Other items to reconcile to fair value of plan assets	$—				$(5)
Total pension assets at fair value	$2,118				$2,059
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
Commingled funds — Investments in commingled funds are classified as Level 2 assets as the funds are not traded in active markets. Commingled funds are valued based on the unit values of such funds. Unit values are based on the fair value of the underlying assets of the funds derived from inputs principally based on quoted market prices in an active market or corroborated by observable market data by correlation or other means. Blended commingled funds are invested in both equities and fixed income securities.
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
The following table summarizes the changes in fair value of Level 3 investments for the years ended July 29, 2012 and July 31, 2011:

	Real Estate	Limited Partnerships	Guaranteed Insurance Contracts	Total
Fair value at July 31, 2011	$19	$20	$—	$39
Actual return on plan assets	2	2	—	4
Purchases	—	—	—	—
Sales	(5)	(3)	—	(8)
Settlements	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value at July 29, 2012	$16	$19	$—	$35

	Real Estate	Limited Partnerships	Guaranteed Insurance Contracts	Total
Fair value at August 1, 2010	$18	$24	$8	$50
Actual return on plan assets	4	4	(2)	6
Purchases	—	—	—	—
Sales	(3)	(8)	—	(11)
Settlements	—	—	(6)	(6)
Transfers out of Level 3	—	—	—	—
Fair value at July 31, 2011	$19	$20	$—	$39

A contribution of $75 was made to U.S. pension plans in the first quarter of 2013. Additional contributions to U.S. plans are not expected in 2013. Contributions to non-U.S. pension plans are expected to be approximately $13 in 2013.

Estimated future benefit payments are as follows:

	Pension	Postretirement
2013	$154	$27
2014	$153	$27
2015	$155	$28
2016	$160	$28
2017	$161	$28
2018-2022	$868	$138
The benefit payments include payments from funded and unfunded plans.
The estimated Medicare subsidy receipt is approximately $1 in 2013.
Savings Plan — The company sponsors employee savings plans which cover substantially all U.S. employees. Effective January 1, 2011, the company provides a matching contribution of 100% of employee contributions up to 4% of compensation for employees who are not covered by collective bargaining agreements. Employees hired or rehired on or after January 1, 2011 who will not be eligible to participate in the defined benefit plans and who are not covered by collective bargaining agreements receive a contribution equal to 3% of compensation regardless of their participation in the Savings Plan. Prior to January 1, 2011, the company provided a matching contribution of 60% (50% at certain locations) of the employee contributions up to 5% of compensation after one year of continued service. Amounts charged to Costs and expenses were $24 in 2012, $20 in 2011, and $17 in 2010.

10.	Taxes on Earnings
The provision for income taxes on earnings consists of the following:

	2012	2011	2010
Income taxes:
Currently Payable
Federal	$213	$215	253
State	29	27	46
Non-U.S.	55	78	45
	297	320	344

Deferred
Federal	37	47	38
State	2	(2)	1
Non-U.S.	6	1	15
	45	46	54
	$342	$366	$398

Earnings before income taxes:
United States	$922	$944	$1,051
Non-U.S.	184	224	191
	$1,106	$1,168	$1,242

The following is a reconciliation of the effective income tax rate to the U.S. federal statutory income tax rate:

	2012	2011	2010
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal tax benefit)	1.9	1.4	2.5
Tax effect of international items	(3.8)	(2.1)	(2.5)
Settlement of tax contingencies	(0.1)	(0.5)	(0.7)
Federal manufacturing deduction	(1.8)	(1.8)	(1.3)
Other	(0.3)	(0.7)	(1.0)
Effective income tax rate	30.9%	31.3%	32.0%
In 2011, the company recorded a tax benefit of $8 following the finalization of tax audits.
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
Deferred tax liabilities and assets are comprised of the following:

	2012	2011
Depreciation	$279	$253
Amortization	474	474
Other	20	14
Deferred tax liabilities	773	741
Benefits and compensation	311	307
Pension benefits	194	93
Tax loss carryforwards	69	84
Capital loss carryforwards	117	122
Other	79	83
Gross deferred tax assets	770	689
Deferred tax asset valuation allowance	(142)	(156)
Net deferred tax assets	628	533
Net deferred tax liability	$145	$208
At July 29, 2012, U.S. and non-U.S. subsidiaries of the company have tax loss carryforwards of approximately $317. Of these carryforwards, $106 expire between 2013 and 2028, and $211 may be carried forward indefinitely. The current statutory tax rates in these countries range from 15% to 35%. At July 29, 2012, deferred tax asset valuation allowances have been established to offset $83 of these tax loss carryforwards. Additionally, at July 29, 2012, non-U.S. subsidiaries of the company had capital loss carryforwards of approximately $388, which were fully offset by valuation allowances. U.S. subsidiaries of the company had a capital loss carryforward of $2 which expires in 2017 for which no valuation allowance had been established.
The net change in the deferred tax asset valuation allowance in 2012 was a decrease of $14. The decrease was primarily due to the discontinuation of the company's Russian operations as well as the impact of currency and the recognition of additional valuation allowances on foreign loss carryforwards. The net change in the valuation allowance in 2011 was an increase of $33. The increase was primarily due to the impact of currency and recognition of additional valuation allowances on foreign loss carryforwards. The net change in the valuation allowance in 2010 was an increase of $15. The increase was primarily due to the impact of currency and the recognition of additional valuation allowances on foreign loss carryforwards that are not expected to be utilized prior to the expiration date.
As of July 29, 2012, Other deferred tax assets include $3 of foreign tax credit carryforwards that expire in 2022, and $3 of state tax credit carryforwards related to various states that expire between 2014 and 2021. No valuation allowances have been established related to these deferred tax assets.
As of July 29, 2012, U.S. income taxes have not been provided on approximately $561 of undistributed earnings of non-U.S.

subsidiaries, which are deemed to be permanently reinvested. It is not practical to estimate the tax liability that might be incurred if such earnings were remitted to the U.S.
A reconciliation of the activity related to unrecognized tax benefits follows:

	2012	2011	2010
Balance at beginning of year	$43	$36	$42
Increases related to prior-year tax positions	2	6	14
Decreases related to prior-year tax positions	(1)	(4)	(11)
Increases related to current-year tax positions	9	9	4
Settlements	—	—	(11)
Lapse of statute	(5)	(4)	(2)
Balance at end of year	$48	$43	$36
As of July 29, 2012, July 31, 2011, and August 1, 2010, there were $18, $17, and $22, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate. The total amount of unrecognized tax benefits can change due to audit settlements, tax examination activities, statute expirations and the recognition and measurement criteria under accounting for uncertainty in income taxes. The company believes it is reasonably possible that settlement may be reached in the next 12 months on certain state matters resulting in a reduction of unrecognized tax benefits of approximately $17.
The company’s accounting policy with respect to interest and penalties attributable to income taxes is to reflect any expense or benefit as a component of its income tax provision. The total amount of interest and penalties recognized in the Consolidated Statements of Earnings was not material in 2012, 2011 and 2010. The total amount of interest and penalties recognized in the Consolidated Balance Sheets was $8 as of July 29, 2012, and July 31, 2011.
Approximately $6 of unrecognized tax benefit liabilities, including interest and penalties, was reported as accrued taxes payable in the Consolidated Balance Sheets as of July 29, 2012. Approximately $50 and $51 of unrecognized tax benefit liabilities, including interest and penalties, were reported as other non-current liabilities in the Consolidated Balance Sheets as of July 29, 2012 and July 31, 2011, respectively.
The company does business internationally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. In the normal course of business, the company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S., Australia, Canada, Belgium, France and Germany. The 2012 tax year is currently under audit by the IRS. The 2008 and 2009 tax years are currently under audit by Canada. In addition, several state income tax examinations are in progress for fiscal years 2001 to 2011.
With limited exceptions, the company has been audited for income tax purposes in Canada and Germany through fiscal year 2007, in France through fiscal year 2008, and in Belgium and Australia through fiscal year 2009.

11.	Short-term Borrowings and Long-term Debt
Short-term borrowings consist of the following:

	2012	2011
Commercial paper	$352	$563
Current portion of long-term debt	400	—
Variable-rate bank borrowings	30	92
Fixed-rate borrowings	—	1
Capital leases	—	1
Other (1)	4	—
	$786	$657
_______________________________________

(1)	Other includes amounts related to interest rate swaps designated as fair-value hedges. For additional information on fair-value interest rate swaps, see Note 12.
As of July 29, 2012, the weighted-average interest rate of commercial paper, which consisted of U.S. borrowings, was 0.23%. As of July 31, 2011, the weighted-average interest rate of commercial paper, which consisted of U.S. borrowings, was 0.33%.
At July 29, 2012, the company had $47 of standby letters of credit issued on behalf of the company. At that date, the company had a $500 credit facility that matured in September 2012 and a $1,500 facility that matures in September 2016. These facilities remained unused at July 29, 2012, except for $3 of standby letters of credit issued on behalf of the company. In September 2012, the company entered into a $500 committed revolving credit facility that matures in September 2016, replacing the $500 credit facility that matured in September 2012. These revolving credit agreements support the company’s commercial paper programs and other general corporate purposes.
Long-term debt consists of the following:

Type	Fiscal Year of Maturity	Rate	2012	2011
Notes	2013	5.00%	$400	$400
Notes	2014	4.88%	300	300
Notes	2015	3.38%	300	300
Notes	2017	3.05%	400	400
Notes	2019	4.50%	300	300
Notes	2021	4.25%	500	500
Debentures	2021	8.88%	200	200
Other(1)			8	27
Total			2,408	2,427
Less current portion			404	—
Total long-term debt			$2,004	$2,427
_______________________________________

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
Principal amounts of debt mature as follows: $400 in 2013; $300 in 2014; $300 in 2015; $0 in 2016; $400 in 2017; and beyond a total of $1,000.
On August 6, 2012, the company acquired Bolthouse Farms. The acquisition was funded through a combination of short- and long-term borrowings. See Note 19 for additional information.

12.	Financial Instruments
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
Concentration of Credit Risk
The company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations.  To mitigate counterparty credit risk, the company only enters into contracts with carefully selected, leading credit-worthy financial institutions, and distributes contracts among several financial institutions to reduce the concentration of credit risk.  The company does not have credit-risk-related contingent features in its derivative instruments as of July 29, 2012. During 2012, the company's largest customer accounted for approximately 17% of consolidated net sales. The company closely monitors credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
The company is exposed to foreign currency exchange risk related to its international operations, including non-functional currency intercompany debt and net investments in subsidiaries. The company is also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. Principal currencies hedged include the Australian dollar, Canadian dollar, euro, Swedish krona, New Zealand dollar, British pound and Japanese yen. The company utilizes foreign exchange forward purchase and sale contracts as well as cross-currency swaps to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. The company hedges portions of its forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. To hedge currency exposures related to intercompany debt, cross-currency swap contracts are entered into for periods consistent with the underlying debt. As of July 29, 2012, cross-currency swap contracts mature in 2013 through 2015. The notional amount of foreign exchange forward and cross-currency swap contracts accounted for as cash-flow hedges was $156 at July 29, 2012 and $287 at July 31, 2011. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings on the same line item and the same period in which the underlying hedged transaction affects earnings. The notional amount of foreign exchange forward and cross-currency swap contracts that are not designated as accounting hedges was $908 and $861 at July 29, 2012 and July 31, 2011, respectively.
Interest Rate Risk
The company manages its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain its variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. The notional amount of outstanding fair-value interest rate swaps totaled $500 at July 29, 2012 and at July 31, 2011. These swaps mature in 2013 through 2014. The company manages its exposure to interest rate volatility on future debt issuances by entering into forward starting interest rate swaps to lock in the rate on the interest payments related to the forecasted debt issuances. Pay variable rate/receive fixed rate forward starting interest rate swaps are accounted for as cash-flow hedges. The notional amount of outstanding forward starting interest rate swaps totaled $600 at July 29, 2012. These swaps mature in 2013 through 2015.
Commodity Price Risk
The company principally uses a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. The company also enters into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of diesel fuel, soybean oil, aluminum, wheat, natural gas and cocoa, which impact the cost of raw materials. Commodity futures, options, and swap contracts are either accounted for as cash-flow hedges or are not designated as accounting hedges. The company hedges a portion of commodity requirements for periods typically up to 12 months. There were no commodity contracts accounted for as cash-flow hedges at July 29, 2012. The notional amount of commodity contracts accounted for as cash-flow hedges at July 31, 2011 was $6. The notional amount of commodity contracts not designated as accounting hedges was $95 at July 29, 2012 and $81 at July 31, 2011.
Equity Price Risk
The company enters into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of the company’s capital stock, the total return of the Vanguard Institutional Index, the total return of the Vanguard Total International Stock Index and, beginning in April 2012, the total return of the Vanguard Short-Term Bond Index. Under these contracts, the company pays variable interest rates and receives from the counterparty either the total return on company capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index; the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index; or the total return of the Vanguard Short-Term Bond Index. These contracts were not designated as hedges for accounting purposes and are entered into for periods typically not exceeding 12 months. The notional amounts of the contracts as of July 29, 2012 and July 31, 2011 were $75 and $71, respectively.

The following table summarizes the fair value of derivative instruments recorded in the Consolidated Balance Sheets as of July 29, 2012, and July 31, 2011:

	Balance Sheet Classification	2012	2011
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$1	$—
Forward starting interest rate swaps	Other current assets	1	—
Interest rate swaps	Other current assets	4	—
Forward starting interest rate swaps	Other assets	1	—
Interest rate swaps	Other assets	9	33
Total derivatives designated as hedges		$16	$33
Derivatives not designated as hedges:
Commodity derivative contracts	Other current assets	$8	$3
Cross-currency swap contracts	Other current assets	19	—
Deferred compensation derivative contracts	Other current assets	1	—
Foreign exchange forward contracts	Other current assets	1	—
Cross-currency swap contracts	Other assets	—	1
Total derivatives not designated as hedges		29	4
Total asset derivatives		$45	$37

	Balance Sheet Classification	2012	2011
Liability Derivatives
Derivatives designated as hedges:
Cross-currency swap contracts	Accrued liabilities	$—	$8
Foreign exchange forward contracts	Accrued liabilities	—	7
Cross-currency swap contracts	Other liabilities	25	30
Total derivatives designated as hedges		$25	$45
Derivatives not designated as hedges:
Commodity derivative contracts	Accrued liabilities	$4	$2
Cross-currency swap contracts	Accrued liabilities	25	17
Deferred compensation derivative contracts	Accrued liabilities	—	3
Foreign exchange forward contracts	Accrued liabilities	—	2
Cross-currency swap contracts	Other liabilities	29	74
Total derivatives not designated as hedges		$58	$98
Total liability derivatives		$83	$143

The following tables show the effect of the company’s derivative instruments designated as cash-flow hedges for the years ended July 29, 2012 and July 31, 2011, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:
Derivatives Designated as Cash-Flow Hedges

		Total Cash-Flow Hedge OCI Activity
		2012	2011
OCI derivative gain/(loss) at beginning of year		$(31)	$(28)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		13	(12)
Forward starting interest rate swaps		2	—
Amount of (gain) or loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	(1)	4
Foreign exchange forward contracts	Other expenses/income	(2)	2
Forward starting interest rate swaps	Interest expense	3	3
OCI derivative gain/(loss) at end of year		$(16)	$(31)

Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a loss of $1. The ineffective portion and amount excluded from effectiveness testing were not material.
The following tables show the effect of the company’s derivative instruments designated as fair-value hedges in the Consolidated Statements of Earnings:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives		Amount of Gain or (Loss) Recognized in Earnings on Hedged Item
Derivatives Designated as Fair-Value Hedges	Location of Gain or (Loss) Recognized in Earnings	2012	2011	2012	2011
Interest rate swaps	Interest expense	$(20)	$(13)	$20	$13
The following table shows the effects of the company’s derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
Derivatives not Designated as Hedges	Location of Gain or (Loss) Recognized in Earnings	2012	2011
Foreign exchange forward contracts	Cost of products sold	$2	$(1)
Cross-currency swap contracts	Other expenses/income	67	(88)
Commodity derivative contracts	Cost of products sold	(4)	7
Deferred compensation derivative contracts	Administrative expenses	3	1
Total		$68	$(81)

13.	Fair Value Measurements
The company is required to categorize financial assets and liabilities based on the following fair value hierarchy:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the company’s financial assets and liabilities that are measured at fair value on a recurring basis as of July 29, 2012, and July 31, 2011, consistent with the fair value hierarchy:

	Fair Value as of July 29, 2012	Fair Value Measurements at July 29, 2012 Using Fair Value Hierarchy			Fair Value as of July 31, 2011	Fair Value Measurements at July 31, 2011 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Interest rate swaps(1)	$13	$—	$13	$—	$33	$—	$33	$—
Forward starting interest rate swaps(1)	2	—	2	—	—	—	—	—
Foreign exchange forward contracts(2)	2	—	2	—	—	—	—	—
Cross-currency swap contracts(3)	19	—	19	—	1	—	1	—
Commodity derivative contracts(5)	8	8	—	—	3	3	—	—
Deferred compensation derivative contracts(4)	1	—	1	—	—	—	—	—
Total assets at fair value	$45	$8	$37	$—	$37	$3	$34	$—

	Fair Value as of July 29, 2012	Fair Value Measurements at July 29, 2012 Using Fair Value Hierarchy			Fair Value as of July 31, 2011	Fair Value Measurements at July 31, 2011 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange forward contracts(2)	$—	$—	$—	$—	$9	$—	$9	$—
Cross-currency swap contracts(3)	79	—	79	—	129	—	129	—
Deferred compensation derivative contracts(4)	—	—	—	—	3	—	3	—
Commodity derivative contracts(5)	4	4	—	—	2	2	—	—
Deferred compensation obligation(6)	109	109	—	—	144	97	47	—
Total liabilities at fair value	$192	$113	$79	$—	$287	$99	$188	$—
____________________________________

(1)	Based on LIBOR swap rates.

(2)	Based on observable market transactions of spot currency rates and forward rates.

(3)	Based on observable local benchmarks for currency and interest rates.

(4)	Based on LIBOR and equity index swap rates.

(5)	Based on quoted futures exchanges.

(6)	Based on the fair value of the participants’ investments.
Items Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, the company is also required to measure certain items at fair value on a nonrecurring basis. In 2012 and 2011, as part of the company's annual review of intangible assets, an impairment charge of $3 was recognized on trademarks used in the International Simple Meals and Beverages segment. Fair value was determined based on unobservable Level 3 inputs. Fair value was determined based on discounted cash flow analyses that include significant management assumptions such as revenue growth rates, weighted average costs of capital, and assumed royalty rates.
The following table presents the company’s fair value measurements of intangible assets that were recognized in the years ended July 29, 2012, and July 31, 2011, respectively, consistent with the fair value hierarchy:

	2012		2011
	Impairment	Fair Value	Impairment	Fair Value
Intangible assets
Blå Band	$3	$20	$—	$—
Heisse Tasse	$—	$—	$3	$11
The company also recognized $22 of asset impairment/accelerated depreciation in 2011 associated with the restructuring initiatives described in Note 6. The carrying value of the assets was reduced to estimated fair value, which was not material.
Fair Value of Financial Instruments
Financial instruments, other than those presented in the disclosures above, include cash, cash equivalents, accounts receivable, accounts payable, and short- and long-term borrowings. The carrying value of cash, accounts receivable, accounts payable and short-term borrowings, excluding the current portion of long-term debt, approximate fair value.
Cash equivalents of $80 at July 29, 2012 and $35 at July 31, 2011 represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of long-term debt, including the current portion of long-term debt in Short-term borrowings, was $2,663 at July 29, 2012 and $2,603 at July 31, 2011. The carrying value was $2,408 at July 29, 2012 and $2,427 at July 31, 2011. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.

14.	Shareowners' Equity
The company has authorized 560 million shares of Capital stock with $.0375 par value and 40 million shares of Preferred stock, issuable in one or more classes, with or without par as may be authorized by the Board of Directors. No Preferred stock has been issued.
Share Repurchase Programs
In June 2008, the company’s Board of Directors authorized the purchase of up to $1,200 of company stock through fiscal 2011. This program began in fiscal 2009 and was completed in fiscal 2011. In June 2011, the Board authorized the purchase of up to $1,000 of company stock. This program has no expiration date, although the company suspended purchases under this program in July 2012. The company also repurchases shares to offset the impact of dilution from shares issued under the company’s stock compensation plans.
In 2012, the company repurchased 13 million shares at a cost of $412. Of this amount, $250 was used to repurchase shares pursuant to the company’s June 2011 publicly announced share repurchase program. Approximately $750 remained available under this program as of July 29, 2012, although the program was suspended in July 2012.
In 2011, the company repurchased 21 million shares at a cost of $728. Of this amount, $550 was used to repurchase shares pursuant to the company’s June 2008 publicly announced share repurchase program, which was completed in the fourth quarter of 2011.
In 2010, the company repurchased 14 million shares at a cost of $472. Of this amount, $250 was used to repurchase shares pursuant to the company’s June 2008 publicly announced share repurchase program.

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
Pursuant to the 2003 Long-Term Incentive Plan, in July 2005 the company adopted a long-term incentive compensation program which provides for grants of total shareowner return (TSR) performance restricted stock/units, EPS performance restricted stock/units, and time-lapse restricted stock/units. Initial grants made in accordance with this program were approved in September 2005. Under the program, awards of TSR performance restricted stock/units will be earned by comparing the company’s total shareowner return during a three-year period to the respective total shareowner returns of companies in a performance peer group. Based upon the company’s ranking in the performance peer group, a recipient of TSR performance restricted stock/units may earn a total award ranging from 0% to 225% of the initial grant. Awards of EPS performance restricted stock/units will be earned based upon the company’s achievement of annual earnings per share goals. During the three-year vesting period, a recipient of EPS performance restricted stock/units may earn a total award ranging from 0% to 100% of the initial grant. Awards of time-lapse restricted stock/units will vest ratably over the three-year period. In addition, the company may issue special grants of time-lapse restricted stock/units to attract and retain executives which vest ratably over various periods. Awards are generally granted annually in October. Annual stock option grants are not part of the long-term incentive compensation program for 2010, 2011 or 2012. However, stock options may still be granted on a selective basis under the 2003 and 2005 Long-Term Incentive Plans.
In fiscal 2012, the company issued time-lapse restricted stock units, EPS performance restricted stock units and, for the first time, strategic performance restricted stock units. The company did not issue TSR performance restricted stock units in fiscal 2012. Awards of the strategic performance restricted stock units will be earned based upon the achievement of net sales and EPS growth, compared to strategic plan objectives during a two-year period. A recipient of strategic performance restricted stock units may earn a total award ranging from 0% to 200% of the initial grant.
Total pre-tax stock-based compensation expense recognized in the Consolidated Statements of Earnings was $79 for 2012, $87 for 2011, and $88 for 2010. Tax-related benefits of $29 were recognized for 2012, $32 were recognized for 2011, and $33 were recognized for 2010.
The following table summarizes stock option activity:

	2012	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)
Beginning of year	8,706	$26.23
Granted	—	$—
Exercised	(4,370)	$25.75
Terminated	(82)	$26.40
End of year	4,254	$26.73	1.7	$27
Exercisable at end of year	4,254	$26.73	1.7	$27

The total intrinsic value of options exercised during 2012, 2011, and 2010 was $31, $29, and $33, respectively. As of January 2009, compensation related to stock options was fully expensed. The company measured the fair value of stock options using the Black-Scholes option pricing model.

The following table summarizes time-lapse restricted stock units, EPS performance restricted stock units and strategic performance restricted stock units activity:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 31, 2011	2,710	$35.11
Granted	2,639	$32.38
Vested	(1,162)	$35.73
Forfeited	(236)	$33.28
Nonvested at July 29, 2012	3,951	$33.19
The fair value of time-lapse restricted stock units, EPS performance restricted stock units, and strategic performance restricted stock units is determined based on the quoted price of the company’s stock at the date of grant. Time-lapse restricted stock units are expensed on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis. EPS performance restricted stock units are expensed on a graded-vesting basis, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis. There were approximately 300 thousand EPS performance target grants outstanding at July 29, 2012 with a weighted-average grant-date fair value of $33.56. Strategic performance restricted stock units are expensed on a straight-line basis over the service period. There were approximately 1.28 million strategic performance target grants outstanding at July 29, 2012 with a grant-date fair value of $32.37. The actual number of EPS performance restricted stock units and strategic performance restricted stock units issued at the vesting date could range from 0% to 100% and 0% to 200%, respectively, of the initial grant, depending on actual performance achieved. Expense is estimated based on the number of awards expected to vest.
On July 1, 2011, the company issued approximately 400 thousand special retention time-lapse restricted stock units to certain executives to support successful execution of the company’s shift in strategic direction and leadership transition. These awards vest over a two-year period and are included in the table above. The grant-date fair value was $34.65.
As of July 29, 2012, total remaining unearned compensation related to nonvested time-lapse restricted stock units, EPS performance restricted stock units and strategic performance restricted stock units was $48, which will be amortized over the weighted-average remaining service period of 1.5 years. The fair value of restricted stock units vested during 2012, 2011, and 2010 was $38, $40, and $32, respectively. The weighted-average grant-date fair value of the restricted stock units granted during 2011 and 2010 was $35.64 and $32.25, respectively.
The following table summarizes TSR performance restricted stock units activity:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 31, 2011	3,431	$40.78
Granted	—	$—
Vested	—	$—
Forfeited	(1,288)	$45.50
Nonvested at July 29, 2012	2,143	$37.94
The company estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation. Assumptions used in the Monte Carlo simulation were as follows:

	2011		2010
Risk-free interest rate	0.59%		1.27%
Expected dividend yield	3.00%		3.06%
Expected volatility	23.71%		24.83%
Expected term	3	yrs.	3	yrs.

Compensation expense is recognized on a straight-line basis over the service period. As of July 29, 2012, total remaining unearned compensation related to TSR performance restricted stock units was $17, which will be amortized over the weighted-average remaining service period of 1.0 year. In the first quarter of 2012, recipients of TSR performance restricted stock units earned 0% of the initial grants based upon the company’s TSR ranking in a performance peer group during a three-year period ended July 29, 2011. The total fair value of TSR performance restricted stock units vested during 2011 and 2010 was $38 and $31, respectively. The grant-date fair value of TSR performance restricted stock units granted during 2011 and 2010 was $43.18 and $33.84, respectively. There were no TSR performance restricted stock units granted during 2012. In the first quarter of 2013, recipients of TSR performance restricted stock units will receive 0% of the initial grant based upon the company's TSR ranking in a performance peer group during the three-year period ended July 27, 2012.
Prior to fiscal 2009, employees could elect to defer all types of restricted stock awards. These awards were classified as liabilities because of the possibility that they may be settled in cash. The fair value was adjusted quarterly. As of October 2010, these awards were fully vested. Total cash paid to settle the liabilities during 2011 and 2010 was not material.
The excess tax benefits on the exercise of stock options and vested restricted stock presented as cash flows from financing activities were $8 in 2012, and $11 in 2011 and 2010. Cash received from the exercise of stock options was $112, $96, and $139 for 2012, 2011, and 2010, respectively, and are reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

16.	Commitments and Contingencies
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
The company has certain operating lease commitments, primarily related to warehouse and office facilities, retail store space and certain equipment. Rent expense under operating lease commitments was $48 in 2012, $50 in 2011, and $48 in 2010. Future minimum annual rental payments under these operating leases as of July 29, 2012 are as follows:

2013	2014	2015	2016	2017	Thereafter
$42	$31	$24	$22	$20	$60
The company guarantees approximately 2,000 bank loans made to Pepperidge Farm independent sales distributors by third party financial institutions for the purchase of distribution routes. The maximum potential amount of future payments the company could be required to make under the guarantees is $164. The company’s guarantees are indirectly secured by the distribution routes. The company does not believe it is probable that it will be required to make guarantee payments as a result of defaults on the bank loans guaranteed. The amounts recognized as of July 29, 2012, and July 31, 2011,were not material.
The company has provided certain standard indemnifications in connection with divestitures, contracts and other transactions. Certain indemnifications have finite expiration dates. Liabilities recognized based on known exposures related to such matters were not material at July 29, 2012.

17.	Supplemental Financial Statement Data
Balance Sheets

	2012	2011
Accounts receivable
Customer accounts receivable	$523	$530
Allowances	(10)	(11)
Subtotal	513	519
Other	40	41
	$553	$560

Inventories
Raw materials, containers and supplies	277	261
Finished products	437	506
	714	767

Other current assets
Deferred taxes	$104	$112
Fair value of derivatives	35	1
Other	30	39
	$169	$152

Plant assets
Land	$62	$64
Buildings	1,260	1,224
Machinery and equipment	3,963	3,896
Projects in progress	198	179
Total cost	5,483	5,363
Accumulated depreciation (1)	(3,356)	(3,260)
	$2,127	$2,103

Other assets
Fair value of derivatives	$10	$20
Deferred taxes	49	47
Other	64	69
	$123	$136

	2012	2011
Accrued liabilities
Accrued compensation and benefits	$267	$262
Fair value of derivatives	29	37
Accrued trade and consumer promotion programs	140	132
Accrued interest	31	32
Restructuring	16	39
Other	115	117
	$598	$619

Other liabilities
Pension benefits	$618	$319
Deferred compensation(2)	96	144
Postretirement benefits	386	344
Fair value of derivatives	54	90
Unrecognized tax benefits	50	51
Other	56	35
	$1,260	$983
____________________________________

(1)
Depreciation expense was $258 in 2012, $265 in 2011, and $251 in 2010. Buildings are depreciated over periods ranging from 7 to 45 years. Machinery and equipment are depreciated over periods generally ranging from 2 to 20 years.

(2)
The deferred compensation obligation represents unfunded plans maintained for the purpose of providing the company's directors and certain of its executives the opportunity to defer a portion of their compensation. All forms of compensation contributed to the deferred compensation plans are accounted for in accordance with the underlying program. Deferrals and company contributions are credited to an investment account in the participant's name, although no funds are actually contributed to the investment account and no investments are actually purchased. Seven investment choices are available, including: (1) a book account that tracks the total return on company stock; (2) a book account that tracks the performance of the Vanguard Institutional Index; (3) a book account that tracks the performance of the Vanguard Extended Market Index; (4) a book account that tracks the performance of the Vanguard Total International Stock Index; (5) a book account that tracks the performance of the Vanguard Total Bond Market Index; (6) a book account that tracks the performance of the Vanguard Short-Term Bond Index; and (7) a book account that tracks the BlackRock Liquidity Temp Fund. Participants can reallocate investments daily and are entitled to the gains and losses on investment funds. The company recognizes an amount in the Consolidated Statements of Earnings for the market appreciation/depreciation of each fund.

Statements of Earnings

	2012	2011	2010
Other Expenses/(Income)
Foreign exchange (gains)/losses	$(3)	$5	$1
Amortization/impairment of intangible and other assets(1)	5	3	—
Acquisition related costs	5	—	—
Other	7	5	3
	$14	$13	$4

Advertising and consumer promotion expense(2)	$506	$492	$515

Interest expense
Interest expense	$116	$123	$116
Less: Interest capitalized	2	1	4
	$114	$122	$112

____________________________________

(1)	A $3 impairment charge was recognized related to European trademarks in both 2012 and 2011. See also Note 4.
(2) Included in Marketing and selling expenses.
Statements of Cash Flows

	2012	2011	2010
Cash Flows from Operating Activities
Other non-cash charges to net earnings
Non-cash compensation/benefit related expense	$106	$104	$90
Other	12	4	9
	$118	$108	$99

Other
Benefit related payments	$(84)	$(48)	$(58)
Other	(2)	(7)	(12)
	$(86)	$(55)	$(70)

Other Cash Flow Information
Interest paid	$115	$142	$118
Interest received	$8	$11	$6
Income taxes paid	$300	$304	$333

18.	Quarterly Data (unaudited)

	2012
	First	Second	Third	Fourth
Net sales	$2,161	$2,112	$1,821	$1,613
Gross profit	854	811	706	621
Net earnings attributable to Campbell Soup Company(1)	265	205	177	127
Per share - basic
Net earnings attributable to Campbell Soup Company	0.82	0.64	0.56	0.40
Dividends	0.29	0.29	0.29	0.29
Per share - assuming dilution
Net earnings attributable to Campbell Soup Company(1)	0.82	0.64	0.55	0.40
Market price
High	$34.00	$34.12	$34.04	$34.58
Low	$29.69	$31.22	$31.25	$31.32

	2011
	First	Second	Third	Fourth
Net sales	$2,172	$2,127	$1,813	$1,607
Gross profit	894	838	732	639
Net earnings attributable to Campbell Soup Company(2)	279	239	187	100
Per share - basic
Net earnings attributable to Campbell Soup Company	0.82	0.72	0.58	0.31
Dividends	0.275	0.29	0.29	0.29
Per share - assuming dilution
Net earnings attributable to Campbell Soup Company(2)	0.82	0.71	0.57	0.31
Market price
High	$37.59	$36.99	$35.00	$35.66
Low	$35.32	$33.44	$32.66	$32.80
_______________________________________

(1)
Restructuring charges associated with the 2011 initiatives to improve supply chain efficiency, reduce overhead costs, and exit the Russian market were recorded as follows: $1 in the first quarter; $2 ($.01 per diluted share) in the second quarter; and $3 ($.01 per diluted share) in the third quarter. See also Note 6. In addition, acquisition related costs of $3 ($0.01 per share) were recorded in the fourth quarter.

(2)
Includes a $41 ($.12 per diluted share) restructuring charge in the fourth quarter related to the 2011 initiatives to improve supply chain efficiency, reduce overhead costs, and exit the Russian market. See also Note 6.

19. Subsequent Events
On August 6, 2012, the company completed the acquisition of BF Bolthouse Holdco LLC (Bolthouse Farms) from a fund managed by Madison Dearborn Partners, LLC, a private equity firm, for $1,550 in cash, subject to customary purchase price adjustments related to the amount of Bolthouse Farms' cash, debt, working capital, transaction expenses and taxes. Bolthouse Farms is a vertically integrated food and beverage company focused on developing, manufacturing and marketing fresh carrots and proprietary, high value-added natural, healthy products. Bolthouse Farms has leading market positions in retail fresh carrots and super-premium beverages in the U.S. and Canada. The acquisition was funded through a combination of short- and long-term borrowings. Approximately $300 was funded through the issuance of commercial paper. The terms of long-term borrowings, which were issued on August 2, 2012 to fund the transaction, were as follows:

•	$400 floating rate notes that mature on August 1, 2014. Interest on the notes is based on 3-month U.S. dollar LIBOR. plus 0.30% Interest is payable quarterly beginning November 1, 2012;

•
$450 of 2.50% notes that mature on August 2, 2022. Interest is payable semi-annually beginning February 2, 2013. The company may redeem the notes in whole or in part at any time at a redemption price of 100% of the principal amount plus accrued interest or an amount designed to ensure that the note holders are not penalized by the early redemption; and

•
$400 of 3.80% notes that mature on August 2, 2042. Interest is payable semi-annually beginning February 2, 2013. The company may redeem the notes in whole or in part at any time at a redemption price of 100% of the principal amount plus accrued interest or an amount designed to ensure that the note holders are not penalized by the early redemption.

In 2012, the company recorded pre-tax transaction costs of $5 ($3 after tax or $.01 per share) related to the acquisition of Bolthouse Farms. The company expects to incur an additional $11 in transaction costs in 2013. The company is currently working through the purchase price allocation process.
On September 27, 2012, the company announced several initiatives to improve its U.S. supply chain cost structure and increase asset utilization across its U.S. thermal plant network. The company expects to eliminate approximately 727 positions in connection with the initiatives, which include the following:

•
The company will close its thermal plant in Sacramento, California, which produces soups, sauces and beverages. The closure will result in the elimination of approximately 700 full-time positions and will be completed in phases, with plans to cease operations in July 2013. The company plans to shift the majority of Sacramento's soup, sauce and beverage production to its thermal plants in Maxton, North Carolina; Napoleon, Ohio; and Paris, Texas.

•
The company will also close its spice plant in South Plainfield, New Jersey, which will result in the elimination of 27 positions. The company will consolidate spice production at its Milwaukee, Wisconsin, plant in 2013.

As a result of these initiatives, the company expects to incur aggregate pre-tax costs of approximately $115, consisting of the following:

•	approximately $25 in employee severance and benefits;

•	approximately $75 in accelerated depreciation of property, plant and equipment; and

•	approximately $15 in other costs.
The company expects to incur the majority of these costs in 2013. Approximately $38 of the pre-tax costs are expected to be cash expenditures. In addition, the company expects to invest approximately $27 in capital expenditures, primarily to relocate and refurbish a beverage filling and packaging line.

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of July 29, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment using those criteria, management concluded that the company’s internal control over financial reporting was effective as of July 29, 2012.

The effectiveness of the company’s internal control over financial reporting as of July 29, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

/s/ Denise M. Morrison
Denise M. Morrison
President and Chief Executive Officer

/s/ B. Craig Owens
B. Craig Owens
Senior Vice President — Chief Financial
Officer and Chief Administrative Officer

/s/ John P. Waldron
John P. Waldron
Vice President — Controller
(Principal Accounting Officer)

September 27, 2012

Report of Independent Registered Public Accounting Firm

To the Shareowners and Directors of Campbell Soup Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of equity, and of cash flows present fairly, in all material respects, the financial position of Campbell Soup Company and its subsidiaries at July 29, 2012 and July 31, 2011, and the results of their operations and their cash flows for each of the three fiscal years in the period ended July 29, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

September 27, 2012

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and Senior Vice President — Chief Financial Officer and Chief Administrative Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 29, 2012 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer and Chief Administrative Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective.
The annual report of management on the company’s internal control over financial reporting is provided under “Financial Statements and Supplementary Data” on pages 65-66. The attestation report of PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm, regarding the company’s internal control over financial reporting is provided under “Financial Statements and Supplementary Data” on page 67.
During the quarter ended July 29, 2012, the company implemented a new global treasury management system supporting cash management, external debt, and risk management processes. In conjunction with the implementation, the company modified business processes impacted by the new system, such as transaction processing, user access security, authorization procedures and system reporting. There were no other changes in the company's internal control over financial reporting that materially affected, or were likely to materially affect, such control over financial reporting.
Item 9B. Other Information
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The sections entitled “Election of Directors,” “Security Ownership of Directors and Executive Officers” and “Director and Executive Officer Stock Ownership Reports” in the company’s Proxy Statement for the Annual Meeting of Shareowners to be held on November 14, 2012 (the 2012 Proxy) are incorporated herein by reference. The information presented in the section entitled “Corporate Governance — Board Committee Structure” in the 2012 Proxy relating to the members of the company’s Audit Committee and the Audit Committee’s financial expert is incorporated herein by reference.
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
Item 11. Executive Compensation
The information presented in the sections entitled “Compensation Discussion and Analysis,” “Fiscal 2012 Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal 2012,” “Outstanding Equity Awards at 2012 Fiscal Year-End,” “Option Exercises and Stock Vested in Fiscal 2012,” “Pension Benefits — Fiscal 2012,” “Nonqualified Deferred Compensation — Fiscal 2012,” “Potential Payments upon Termination or Change in Control,” “Fiscal 2012 Director

Compensation,” “Corporate Governance — Compensation and Organization Committee Interlocks and Insider Participation” and “Compensation and Organization Committee Report” in the 2012 Proxy is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareowner Matters
The information presented in the sections entitled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2012 Proxy is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about the company’s stock that could have been issued under the company’s equity compensation plans as of July 29, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (c)
Equity Compensation Plans Approved by Security Holders (1)	10,335,245	$26.73	10,842,538
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	10,335,245	$26.73	10,842,538
____________________________________

(1)
Column (a) represents stock options and restricted stock units outstanding under the 2005 Long-Term Plan, the 2003 Long-Term Plan, and the 1994 Long-Term Plan. No additional awards can be made under the 1994 Long-Term Plan. Future equity awards under the 2005 Long-Term Plan and the 2003 Long-Term Plan may take the form of stock options, SARs, performance unit awards, restricted stock, restricted performance stock, restricted stock units or stock awards. Column (b) represents the weighted-average exercise price of the outstanding stock options only; the outstanding restricted stock and restricted stock units are not included in this calculation. Column (c) represents the maximum aggregate number of future equity awards that can be made under the 2005 Long-Term Plan and the 2003 Long-Term Plan as of July 29, 2012. The maximum number of future equity awards that can be made under the 2005 Long-Term Plan as of July 29, 2012 is 9,502,253. The maximum number of future equity awards that can be made under the 2003 Long-Term Plan as of July 29, 2012 is 1,340,285 (the 2003 Plan Limit). Each stock option or SAR awarded under the 2003 Long-Term Plan reduces the 2003 Plan Limit by one share. Each restricted stock unit, restricted stock, restricted performance stock unit, restricted performance stock or stock award under the 2003 Long-Term Plan reduces the 2003 Plan Limit by four shares. In the event any award (or portion thereof) under the 1994 Long-Term Plan lapses, expires or is otherwise terminated without the issuance of any company stock or is settled by delivery of consideration other than company stock, the maximum number of future equity awards that can be made under the 2003 Long-Term Plan automatically increases by the number of such shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information presented in the section entitled “Transactions with Related Persons,” “Corporate Governance — Director Independence” and “Corporate Governance — Board Committee Structure” in the 2012 Proxy is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information presented in the section entitled “Independent Registered Public Accounting Firm Fees and Services” in the 2012 Proxy is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:
1.  Financial Statements
Consolidated Statements of Earnings for 2012, 2011 and 2010
Consolidated Balance Sheets as of July 29, 2012 and July 31, 2011
Consolidated Statements of Cash Flows for 2012, 2011 and 2010

Consolidated Statements of Equity for 2012, 2011 and 2010
Notes to Consolidated Financial Statements
Management's Report on Financial Statements
Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
2.  Financial Statement Schedule
II - Valuation and Qualifying Accounts for 2012, 2011, and 2010
3.  Exhibits

2
Agreement and Plan of Merger, dated as of July 9, 2012, by and among BF Bolthouse Holdco LLC, Campbell (solely for purposes of Section 12.19), Campbell Investment Company, Bolt Acquisition Sub LLC, and Madison Dearborn Capital Partners IV, L.P., as the Representative, was filed with the SEC on a Form 8-K (SEC file number 1-3822) on July 13, 2012, and is incorporated herein by reference.

3(i)
Campbell’s Restated Certificate of Incorporation as amended through February 24, 1997 was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 28, 2002, and is incorporated herein by reference.

3(ii)	Campbell’s By-Laws, effective November 14, 2012, were filed with the SEC on a Form 8-K (SEC file number 1-3822) on September 25, 2012, and are incorporated herein by reference.

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

4(c)
With respect to Campbell's floating rate notes due 2014, 2.500% notes due 2022, and 3.800% notes due 2042, the the form of Indenture between Campbell and The Bank of New York Mellon, as Trustee, was filed with the SEC with Campbell's Registration Statement No. 333-155626, and the form of First Supplemental Indenture among Campbell, The Bank of New York Mellon and Wells Fargo Bank, National Association, as Series Trustee, as well as the associated form of security, were filed with the SEC on a Form 8-K (SEC file number 1-3822) on August 2, 2012, and are incorporated herein by reference.

4(d)
Except as described in 4(a), 4(b) and 4(c) above, there is no instrument with respect to long-term debt of the company that involves indebtedness or securities authorized thereunder exceeding 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. The company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the company upon request of the SEC.

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

10(h)
Campbell Soup Company Supplemental Retirement Plan (formerly known as Deferred Compensation Plan II), as amended and restated effective as of January 1, 2011, was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 31, 2011, and is incorporated herein by reference.

10(i)
Severance Protection Agreement dated January 8, 2001, with Douglas R. Conant, Campbell's President and Chief Executive Officer through fiscal 2011, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 28, 2001, and is incorporated herein by reference. Agreements with the existing executive officers listed under the heading “Executive Officers of the Company” (other than B. Craig Owens) are in all material respects the same as Mr. Conant’s agreement.

10(j)
Amendment to the Severance Protection Agreement dated February 26, 2008, with Douglas R. Conant, Campbell's President and Chief Executive Officer through fiscal 2011, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 2, 2008, and is incorporated herein by reference. Amendments with the existing executive officers listed under the heading “Executive Officers of the Company” (other than B. Craig Owens) are in all material respects the same as Mr. Conant’s agreement.

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

10(m)
Form of U.S. Severance Protection Agreement, which is applicable to executives hired on or after August 1, 2011, was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 31, 2011, and is incorporated herein by reference.

10(n)
Form of Non-U.S. Severance Protection Agreement, which is applicable to executives hired on or after August 1, 2011, was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 31, 2011, and is incorporated herein by reference.

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

10(s)
Form of 2005 Long-Term Incentive Plan Time-Lapse Restricted Stock Unit Agreement, which is applicable to the July 1, 2011 restricted stock unit grants to each of B. Craig Owens, Ellen O. Kaden and Mark R. Alexander, was filed with the SEC on a Form 8-K (SEC file number 1-3822) on July 1, 2011, and is incorporated herein by reference.

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
Date: September 27, 2012

CAMPBELL SOUP COMPANY

By:	/s/ B. Craig Owens
B. Craig Owens
Senior Vice President - Chief Financial Officer and Chief Administrative Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Campbell and in the capacity and on the date indicated.
Date: September 27, 2012

/s/ B. Craig Owens	/s/ John P. Waldron
B. Craig Owens	John P. Waldron
Senior Vice President - Chief Financial Officer and Chief Administrative Officer	Vice President — Controller

Paul R. Charron	Chairman and Director	}
Denise M. Morrsion	President, Chief Executive	}
	Officer and Director	}
Edmund M. Carpenter	Director	}
Bennett Dorrance	Director	}
Lawrence C. Karlson	Director	}
Randall W. Larrimore	Director	}	By: /s/ Ellen Oran Kaden
Mary Alice D. Malone	Director	}	Ellen Oran Kaden
Sara Mathew	Director	}	Senior Vice President — Chief Legal and Public Affairs Officer
William D. Perez	Director	}
Charles R. Perrin	Director	}
A. Barry Rand	Director	}
Nick Shreiber	Director	}
Tracey T. Travis	Director	}
Archbold D. van Beuren	Director	}
Les C. Vinney	Director	}
Charlotte C. Weber	Director	}

Schedule II

CAMPBELL SOUP COMPANY
Valuation and Qualifying Accounts

For the Fiscal Years ended July 29, 2012, July 31, 2011, and August 1, 2010
(Dollars in millions)

	Balance at Beginning of Period	Charged to/ (Reduction In) Costs and Expenses	Deductions	Balance at End of Period
Fiscal year ended July 29, 2012
Cash discount	$5	$112	$(113)	$4
Bad debt reserve	2	1	(1)	2
Returns reserve (1)	4	—	—	4
Total Accounts receivable allowances	$11	$113	$(114)	$10

Fiscal year ended July 31, 2011
Cash discount	$5	$113	$(113)	$5
Bad debt reserve	4	2	(4)	2
Returns reserve (1)	8	(2)	(2)	4
Total Accounts receivable allowances	$17	$113	$(119)	$11

Fiscal year ended August 1, 2010
Cash discount	$5	$116	$(116)	$5
Bad debt reserve	3	2	(1)	4
Returns reserve (1)	11	(3)	—	8
Total Accounts receivable allowances	$19	$115	$(117)	$17

_______________________________________

(1)
The returns reserve is evaluated quarterly and adjusted accordingly. During each period, returns are charged to net sales in the Consolidated Statements of Earnings as incurred. Actual returns were approximately $122 in 2012, $145 in 2011, and $130 in 2010, or less than 2% of net sales.

INDEX TO EXHIBITS

2
Agreement and Plan of Merger, dated as of July 9, 2012, by and among BF Bolthouse Holdco LLC, Campbell (solely for purposes of Section 12.19), Campbell Investment Company, Bolt Acquisition Sub LLC, and Madison Dearborn Capital Partners IV, L.P., as the Representative, was filed with the SEC on a Form 8-K (SEC file number 1-3822) on July 13, 2012, and is incorporated herein by reference.

3(i)
Campbell’s Restated Certificate of Incorporation as amended through February 24, 1997 was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 28, 2002, and is incorporated herein by reference.

3(ii)	Campbell’s By-Laws, effective November 14, 2012, were filed with the SEC on a Form 8-K (SEC file number 1-3822) on September 25, 2012, and are incorporated herein by reference.

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

4(c)
With respect to Campbell's floating rate notes due 2014, 2.500% notes due 2022, and 3.800% notes due 2042, the the form of Indenture between Campbell and The Bank of New York Mellon, as Trustee, was filed with the SEC with Campbell's Registration Statement No. 333-155626, and the form of First Supplemental Indenture among Campbell, The Bank of New York Mellon and Wells Fargo Bank, National Association, as Series Trustee, as well as the associated form of security, were filed with the SEC on a Form 8-K (SEC file number 1-3822) on August 2, 2012, and are incorporated herein by reference.

4(d)
Except as described in 4(a), 4(b) and 4(c) above, there is no instrument with respect to long-term debt of the company that involves indebtedness or securities authorized thereunder exceeding 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. The company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the company upon request of the SEC.

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

10(h)
Campbell Soup Company Supplemental Retirement Plan (formerly known as Deferred Compensation Plan II), as amended and restated effective as of January 1, 2011, was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 31, 2011, and is incorporated herein by reference.

10(i)
Severance Protection Agreement dated January 8, 2001, with Douglas R. Conant, Campbell's President and Chief Executive Officer through fiscal 2011, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 28, 2001, and is incorporated herein by reference. Agreements with the existing executive officers listed under the heading “Executive Officers of the Company” (other than B. Craig Owens) are in all material respects the same as Mr. Conant’s agreement.

10(j)
Amendment to the Severance Protection Agreement dated February 26, 2008, with Douglas R. Conant, Campbell's President and Chief Executive Officer through fiscal 2011, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 2, 2008, and is incorporated herein by reference. Amendments with the existing executive officers listed under the heading “Executive Officers of the Company” (other than B. Craig Owens) are in all material respects the same as Mr. Conant’s agreement.

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

10(m)
Form of U.S. Severance Protection Agreement, which is applicable to executives hired on or after August 1, 2011, was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 31, 2011, and is incorporated herein by reference.

10(n)
Form of Non-U.S. Severance Protection Agreement, which is applicable to executives hired on or after August 1, 2011, was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 31, 2011, and is incorporated herein by reference.

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

10(s)
Form of 2005 Long-Term Incentive Plan Time-Lapse Restricted Stock Unit Agreement, which is applicable to the July 1, 2011 restricted stock unit grants to each of B. Craig Owens, Ellen O. Kaden and Mark R. Alexander, was filed with the SEC on a Form 8-K (SEC file number 1-3822) on July 1, 2011, and is incorporated herein by reference.

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