Form 10-Q
period 2012-10-28
CAMPBELL SOUP CO
filed 2012-12-05
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
_____________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 28, 2012	Commission File Number 1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.

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

There were 314,417,337 shares of capital stock outstanding as of November 29, 2012.

PART I

ITEM 1. FINANCIAL INFORMATION
CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended
	October 28, 2012	October 30, 2011
Net sales	$2,336	$2,161
Costs and expenses
Cost of products sold	1,471	1,307
Marketing and selling expenses	254	261
Administrative expenses	162	145
Research and development expenses	29	30
Other expenses / (income)	13	—
Restructuring charges	22	2
Total costs and expenses	1,951	1,745
Earnings before interest and taxes	385	416
Interest expense	36	30
Interest income	3	2
Earnings before taxes	352	388
Taxes on earnings	109	125
Net earnings	243	263
Less: Net earnings (loss) attributable to noncontrolling interests	(2)	(2)
Net earnings attributable to Campbell Soup Company	$245	$265
Per Share — Basic
Net earnings attributable to Campbell Soup Company	$.78	$.82
Dividends	$.29	$.29
Weighted average shares outstanding — basic	314	320
Per Share — Assuming Dilution
Net earnings attributable to Campbell Soup Company	$.78	$.82
Weighted average shares outstanding — assuming dilution	316	322
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(unaudited)
(millions)

	Three months ended October 28, 2012
	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$243
Other comprehensive income (loss):
Foreign currency translation adjustments	$12	$—	12
Cash-flow hedges:
Unrealized gains (losses) arising during period	—	—	—
Reclassification adjustment included in net earnings	—	—	—
Pension and other postretirement benefits:
Net actuarial gain (loss) arising during the period	—	—	—
Reclassification of net actuarial loss included in net earnings	30	(11)	19
Other comprehensive income (loss)	$42	$(11)	$31
Total comprehensive income (loss)			274
Total comprehensive income (loss) attributable to noncontrolling interests			(2)
Total comprehensive income (loss) attributable to Campbell Soup Company			$276
	Three months ended October 30, 2011
	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$263
Other comprehensive income (loss):
Foreign currency translation adjustments	$(41)	$(20)	(61)
Cash-flow hedges:
Unrealized gains (losses) arising during period	6	(2)	4
Reclassification adjustment included in net earnings	3	(1)	2
Pension and other postretirement benefits:
Net actuarial gain (loss) arising during the period	6	(2)	4
Reclassification of net actuarial loss included in net earnings	20	(8)	12
Other comprehensive income (loss)	$(6)	$(33)	$(39)
Total comprehensive income (loss)			$224
Total comprehensive income (loss) attributable to noncontrolling interests			(2)
Total comprehensive income (loss) attributable to Campbell Soup Company			$226
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	October 28, 2012	July 29, 2012
Current assets
Cash and cash equivalents	$361	$335
Accounts receivable, net	892	553
Inventories	963	714
Other current assets	185	169
Total current assets	2,401	1,771
Plant assets, net of depreciation	2,409	2,127
Goodwill	2,721	2,013
Other intangible assets, net of amortization	1,081	496
Other assets	135	123
Total assets	$8,747	$6,530
Current liabilities
Short-term borrowings	$1,507	$786
Payable to suppliers and others	702	571
Accrued liabilities	680	598
Dividend payable	98	93
Accrued income taxes	105	22
Total current liabilities	3,092	2,070
Long-term debt	2,940	2,004
Deferred taxes	461	298
Other liabilities	1,157	1,260
Total liabilities	7,650	5,632
Commitments and contingencies
Campbell Soup Company shareowners’ equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 542 shares	20	20
Additional paid-in capital	311	329
Earnings retained in the business	9,736	9,584
Capital stock in treasury, at cost	(8,223)	(8,259)
Accumulated other comprehensive loss	(745)	(776)
Total Campbell Soup Company shareowners’ equity	1,099	898
Noncontrolling interests	(2)	—
Total equity	1,097	898
Total liabilities and equity	$8,747	$6,530
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Three Months Ended
	October 28, 2012	October 30, 2011
Cash flows from operating activities:
Net earnings	$243	$263
Adjustments to reconcile net earnings to operating cash flow
Restructuring charges	22	2
Stock-based compensation	25	22
Depreciation and amortization	98	63
Deferred income taxes	(2)	27
Other, net	35	32
Changes in working capital
Accounts receivable	(258)	(238)
Inventories	(125)	(131)
Prepaid assets	(14)	(15)
Accounts payable and accrued liabilities	143	126
Pension fund contributions	(76)	(59)
Receipts from (payments of) hedging activities	1	(7)
Other	(11)	(12)
Net cash provided by operating activities	81	73
Cash flows from investing activities:
Purchases of plant assets	(41)	(35)
Sales of plant assets	3	—
Business acquired, net of cash acquired	(1,567)	—
Other, net	(9)	1
Net cash used in investing activities	(1,614)	(34)
Cash flows from financing activities:
Net short-term borrowings (repayments)	411	(65)
Long-term borrowings	1,250	—
Dividends paid	(92)	(95)
Treasury stock purchases	(17)	(85)
Treasury stock issuances	20	16
Excess tax benefits on stock-based compensation	3	—
Other, net	(17)	—
Net cash provided by (used in) financing activities	1,558	(229)
Effect of exchange rate changes on cash	1	(9)
Net change in cash and cash equivalents	26	(199)
Cash and cash equivalents — beginning of period	335	484
Cash and cash equivalents — end of period	$361	$285
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareowners’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at July 31, 2011	542	$20	(222)	$(8,021)	$331	$9,185	$(427)	$8	$1,096
Net earnings (loss)						265		(2)	263
Other comprehensive income (loss)							(39)	—	(39)
Dividends ($.29 per share)						(95)			(95)
Treasury stock purchased			(3)	(85)					(85)
Treasury stock issued under management incentive and stock option plans			1	45	(18)				27
Balance at October 30, 2011	542	$20	(224)	$(8,061)	$313	$9,355	$(466)	$6	$1,167
Balance at July 29, 2012	542	$20	(230)	$(8,259)	$329	$9,584	$(776)	$—	$898
Net earnings (loss)						245		(2)	243
Other comprehensive income (loss)							31	—	31
Dividends ($.29 per share)						(93)			(93)
Treasury stock purchased			—	(17)					(17)
Treasury stock issued under management incentive and stock option plans			1	53	(18)				35
Balance at October 28, 2012	542	$20	(229)	$(8,223)	$311	$9,736	$(745)	$(2)	$1,097
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(unaudited)
(currency in millions, except per share amounts)

1.	Basis of Presentation and Significant Accounting Policies
The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the indicated periods. The accounting policies used in preparing these financial statements are consistent with those applied in the Annual Report on Form 10-K for the year ended July 29, 2012. The results for the period are not necessarily indicative of the results to be expected for other interim periods or the full year.

2.	Recent Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (FASB) issued additional authoritative guidance on accounting for goodwill. The guidance clarifies the impairment test for reporting units with zero or negative carrying amounts. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The company does not expect the adoption to have a material impact on the company's consolidated financial statements.
In June 2011, the FASB issued authoritative guidance requiring entities to present net income and other comprehensive income (OCI) in one continuous statement or two separate, but consecutive, statements of net income and comprehensive income. The option to present items of OCI in the statement of changes in equity has been eliminated. In December 2011, the FASB issued an amendment to defer a requirement in the June 2011 standard that called for reclassification adjustments from accumulated other comprehensive income to be measured and presented by income statement line item in net income and also in OCI. The new requirements are effective for annual reporting periods beginning after December 15, 2011, and for interim reporting periods within those years. The company adopted the guidance in the first quarter of 2013. The adoption impacted the presentation of financial statements but did not have a material impact on the company’s consolidated financial statements.
In December 2011, the FASB issued guidance related to disclosures about offsetting (netting) of assets and liabilities in the statement of financial position. The guidance requires entities to disclose gross information and net information about both instruments and transactions that are offset in the statement of financial position, and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope includes financial instruments and derivative instruments. The disclosures are required for fiscal years and interim periods within those years beginning on or after January 1, 2013. Disclosures required under the guidance will be provided for all comparative periods presented. The adoption will impact disclosures but will not have a material impact on the company’s consolidated financial statements.
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

3.	Acquisition
On August 6, 2012, the company completed the acquisition of BF Bolthouse Holdco LLC (Bolthouse Farms) from a fund managed by Madison Dearborn Partners, LLC, a private equity firm, for $1,550 in cash, subject to customary purchase price adjustments. As of October 28, 2012, the preliminary purchase price adjustments resulted in an increase of the purchase price of $20. The company funded the acquisition through a combination of short- and long-term borrowings.
The acquisition of Bolthouse Farms provides the company with a new growth platform. Bolthouse Farms is a vertically integrated food and beverage company focused on developing, manufacturing and marketing fresh carrots and proprietary, high value-added natural, healthy products. Bolthouse Farms' U.S. and Canadian market-leading super-premium refrigerated beverages complement the company's V8 beverage business. Bolthouse Farms' leading U.S. and Canadian market position in fresh carrots anchors its business and provides significant cash flow. In addition, Bolthouse Farms' prominent position in the high-growth packaged fresh category augments the company's existing chilled soup business in North America, and offers opportunities for expansion into adjacent packaged fresh segments that respond directly to significant consumer trends.
The company incurred pre-tax transactions costs of $10 ($7 after tax) in the first quarter of 2013 and $5 ($3 after tax) during the fourth quarter of 2012. The costs were recorded in Other expenses/(income).
The acquisition of Bolthouse Farms contributed $171 to Net sales and resulted in a reduction of $3 to Net earnings from August 6, 2012 through October 28, 2012. Net earnings reflect the transaction costs incurred in 2013, additional interest expense on the debt issued to finance the purchase, amortization and depreciation expense based on the estimated fair value and useful lives of intangible assets, plant assets, and related tax effects.
The following unaudited pro forma summary information presents consolidated information as if the acquisition had occurred on August 1, 2011. The pro forma amounts include transaction costs, additional interest expense on the debt issued to finance the purchase, amortization and depreciation expense based on the estimated fair value and useful lives of intangible assets, plant assets, and related tax effects. The pro forma results are not necessarily indicative of the combined results had the acquisition been completed at August 1, 2011, nor are they indicative of future combined results.

	Three months ended October 28, 2012	Three months ended October 30, 2011
Net sales	$2,349	$2,324
Net earnings attributable to Campbell Soup Company	$245	$254
Earnings per share attributable to Campbell Soup Company	$0.78	$0.78
The acquired assets and assumed liabilities include the following:

August 6, 2012
Cash	$3
Accounts receivable	76
Inventories	122
Other current assets	8
Plant assets	336
Goodwill	695
Other intangible assets	580
Other assets	8
Notes payable	(1)
Accounts payable	(59)
Accrued liabilities	(30)
Long-term debt	(1)
Deferred income taxes	(152)
Other liabilities	(15)
Total of assets acquired and liabilities assumed	$1,570
The purchase price allocation is preliminary and is subject to finalization of appraisals, which will be completed in 2013.
The excess of the purchase price over the estimated fair values of the identifiable assets was recorded as $695 of goodwill. Of this amount, $281 is expected to be deductible for tax purposes. The goodwill was primarily attributable to future growth opportunities, fit with the company's strategy to grow in healthy beverages, as well as any intangible assets that did not qualify for separate recognition. The goodwill is included in the Bolthouse and Foodservice segment.
The fair value of intangible assets based on the preliminary results of appraisals is as follows:

	Type	Life			Value
Trademarks	Non-amortizable	Indefinite			$383
Customer relationships	Amortizable	20 years			132
Distributor relationship	Amortizable	7 years			2
Technology and patents	Amortizable	9	to	17 years	43
Formula and recipes	Amortizable	5 years			20
Total identifiable assets					$580

4.	Accumulated Other Comprehensive Income
The components of Accumulated other comprehensive income (loss) consisted of the following:

	October 28, 2012	July 29, 2012
Foreign currency translation adjustments, net of tax (1)	$273	$261
Cash-flow hedges, net of tax (2)	(10)	(10)
Unamortized pension and postretirement benefits, net of tax (3):
Net actuarial loss	(1,015)	(1,034)
Prior service credit	7	7
Total Accumulated other comprehensive loss	$(745)	$(776)
_______________________________________

(1)	Included a tax expense of $12 as of October 28, 2012, and July 29, 2012. The amount related to noncontrolling interests was not material.

(2)	Included a tax benefit of $6 as of October 28, 2012, and July 29, 2012 .

(3)	Included a tax benefit of $570 as of October 28, 2012, and $581 as of July 29, 2012.

5.	Goodwill and Intangible Assets
The following table shows the changes in the carrying amount of goodwill by business segment:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Total
Balance at July 29, 2012	$322	$872	$561	$112	$146	$2,013
Acquisition	—	—	—	—	695	695
Foreign currency translation adjustment	—	(9)	22	—	—	13
Balance at October 28, 2012	$322	$863	$583	$112	$841	$2,721
The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	October 28, 2012	July 29, 2012
Intangible Assets:
Non-amortizable intangible assets	$876	$485
Amortizable intangible assets	213	21
	1,089	506
Accumulated amortization	(8)	(10)
Total net intangible assets	$1,081	$496
Non-amortizable intangible assets consist of trademarks, which include Bolthouse Farms, Pace, Royco, Liebig, Blå Band and Touch of Taste.
Amortizable intangible assets consist substantially of customer relationships, process technology and formulas and recipes. Amortization related to these assets was $3 and less than $1 for the three-month period ended October 28, 2012 and October 30, 2011, respectively. The estimated aggregated amortization expense for 2013 and for each of the four succeeding fiscal years is approximately $15 per year. Asset useful lives range from 5 to 20 years.

6.	Business and Geographic Segment Information
The company manages operations through 13 operating segments based on product type and geographic location and has aggregated the operating segments into the appropriate reportable segment based on similar economic characteristics; products; production processes; types or classes of customers; distribution methods; and regulatory environment. The reportable segments are discussed in greater detail below.

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
Bolthouse and Foodservice comprises the Bolthouse Farms carrot products operating segment, including fresh carrots, juice concentrate and fiber; the Bolthouse Farms super-premium refrigerated beverages and refrigerated salad dressings operating segment; and the North America Foodservice operating segment. The North America Foodservice operating segment represents the distribution of products such as soup, specialty entrées, beverage products, other prepared foods and Pepperidge Farm products through various food service channels in the U.S. and Canada. None of these operating segments meets the criteria for aggregation nor the thresholds for separate disclosure.
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

	October 28, 2012	October 30, 2011
Net sales
U.S. Simple Meals	$896	$874
Global Baking and Snacking	574	568
International Simple Meals and Beverages	354	359
U.S. Beverages	189	198
Bolthouse and Foodservice	323	162
Total	$2,336	$2,161

	October 28, 2012	October 30, 2011
Earnings before interest and taxes
U.S. Simple Meals	$274	$260
Global Baking and Snacking	85	88
International Simple Meals and Beverages	47	43
U.S. Beverages	30	30
Bolthouse and Foodservice	34	27
Corporate(1)	(63)	(30)
Restructuring charges(2)	(22)	(2)
Total	$385	$416
_______________________________________

(1)	Represents unallocated corporate expenses.

(2)	See Note 7 for additional information.

The company’s global net sales based on product categories are as follows:

	October 28, 2012	October 30, 2011
Net sales
Simple Meals	$1,422	$1,310
Baked Snacks	612	602
Beverages	302	249
Total	$2,336	$2,161
Simple Meals include condensed and ready-to-serve soups, broths, sauces, carrot products, and refrigerated salad dressings. Baked Snacks include cookies, crackers, biscuits, and other baked products.

7.	Restructuring Charges
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

In the first quarter of 2013, the company recorded a restructuring charge of $22 related to these initiatives. In addition, approximately $21 of costs related to these initiatives were recorded in Cost of products sold, primarily representing accelerated depreciation and other exit costs. The aggregate after-tax impact of restructuring charges and related costs was $27, or $.09 per share. A summary of the pre-tax costs and remaining costs associated with the initiatives is as follows:

	Total Program	Recognized as of October 28, 2012	Remaining Costs to be Recognized
Severance pay and benefits	$25	$(20)	$5
Accelerated depreciation	75	(21)	54
Other exit costs	15	(2)	13
Total	$115	$(43)	$72
Of the aggregate $115 of pre-tax costs, the company expects approximately $38 will be cash expenditures. In addition, the company expects to invest approximately $27 in capital expenditures, primarily to relocate and refurbish a beverage filling and packaging line.
A summary of the restructuring activity and related reserves associated with these initiatives at October 28, 2012 is as follows:

		Three Months Ended
		October 28, 2012
	Accrued Balance at		Cash	Accrued Balance at
	July 29, 2012	Charges	Payments	October 28, 2012
Severance pay and benefits	$—	$20	$—	$20
Other exit costs	—	—	—	—
	$—	20	$—	$20
Accelerated depreciation		21
Other non-cash exit costs		2
Total charges		$43

A summary of restructuring charges incurred to date associated with segments is as follows:

	U.S. Simple Meals	U.S. Beverages	Total
Severance pay and benefits	$15	$5	$20
Accelerated depreciation	16	5	21
Other exit costs	1	1	2
	$32	$11	$43
The company expects to incur additional pre-tax costs of approximately $72 by segment as follows: U.S. Simple Meals $54 and U.S. Beverages $18. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.
2011 Initiatives
On June 28, 2011, the company announced a series of initiatives to improve supply chain efficiency and reduce overhead costs across the organization to help fund plans to drive the growth of the business. The company also announced its intent to exit the Russian market. Details of the initiatives include:

•
In Australia, the company is investing in a new system to automate packing operations at its biscuit plant in Virginia. This investment will occur through the second quarter of 2013 and will result in the elimination of approximately 190 positions. Further, the company improved asset utilization in the U.S. by shifting production of ready-to-serve soups from Paris, Texas, to other facilities in 2012. In addition, the manufacturing facility in Marshall, Michigan, was closed in 2011, and manufacturing of Campbell’s Soup at Hand microwavable products was consolidated at the Maxton, North Carolina, plant in 2012.

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
In 2012, the company recorded a restructuring charge of $10 ($6 after tax or $.02 per share). Of the amount recorded in 2012, $2 ($1 after tax) was recorded in the first quarter. In the fourth quarter of 2011, the company recorded $63 ($41 after tax or $.12 per share). A summary of the pre-tax charges and remaining costs associated with the initiatives is as follows:

	Total Program	Recognized as of October 28, 2012	Remaining Costs to be Recognized
Severance pay and benefits	$43	$(41)	$2
Asset impairment/accelerated depreciation	23	(23)	—
Other exit costs	9	(9)	—
Total	$75	$(73)	$2
Of the aggregate $75 of pre-tax costs, approximately $50 represents cash expenditures, the majority of which was spent in 2012. In addition, the company expects to invest approximately $40 in capital expenditures in connection with the actions, of which approximately $21 has been invested as of October 28, 2012. The initiatives are expected to be completed by the end of 2013.
A summary of the restructuring activity and related reserves associated with these initiatives at October 28, 2012 is as follows:

		Three Months Ended
		October 28, 2012
	Accrued Balance at		Cash	Foreign Currency Translation	Accrued Balance at
	July 29, 2012	Charges	Payments	Adjustment	October 28, 2012
Severance pay and benefits	$14	$—	$(3)	$—	$11
Other exit costs	2	—	—	—	2
	$16	—	$(3)	$—	$13

A summary of restructuring charges incurred to date associated with each segment is as follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Corporate	Total
Severance pay and benefits	$10	$13	$12	$3	$1	$2	$41
Asset impairment/accelerated depreciation	20	—	3	—	—	—	23
Other exit costs	2	—	3	—	—	4	9
	$32	$13	$18	$3	$1	$6	$73
The company expects to incur additional pre-tax costs of approximately $2 in the Global Baking and Snacking segment. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.

8.	Earnings per Share
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
The computation of basic and diluted earnings per share attributable to common shareowners is as follows:

	Three Months Ended
	October 28, 2012	October 30, 2011
Net earnings attributable to Campbell Soup Company	$245	$265
Less: net earnings allocated to participating securities	—	(2)
Net earnings available to Campbell Soup Company common shareowners	$245	$263

Weighted average shares outstanding — basic	314	320
Effect of dilutive securities: stock options and other share-based payment awards	2	2
Weighted average shares outstanding — diluted	316	322

Net earnings attributable to Campbell Soup Company per common share:
Basic	$.78	$.82
Diluted	$.78	$.82
There were no antidilutive stock options for the three-month periods ended October 28, 2012 and October 30, 2011.

9.	Noncontrolling Interests
The company owns a 60% controlling interest in a joint venture formed with Swire Pacific Limited to support the development of the company’s business in China. The joint venture began operations on January 31, 2011. The noncontrolling interest’s share in the net loss was included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings.
The company owns a 70% controlling interest in a Malaysian food products manufacturing company. The earnings attributable to the noncontrolling interest have historically been less than $1 annually. The earnings were not material in 2013 or 2012.
The noncontrolling interests in these entities were included in Total equity in the Consolidated Balance Sheets and Consolidated Statements of Equity.

10.	Pension and Postretirement Benefits
The company sponsors certain defined benefit pension plans and postretirement benefit plans for employees. Components of benefit expense were as follows:

	Pension		Postretirement
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Service cost	$14	$14	$1	$1
Interest cost	27	31	4	4
Expected return on plan assets	(44)	(45)	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	27	18	3	2
Net periodic benefit expense	$24	$18	$8	$7

A contribution of $75 was made to U.S. pension plans and contributions of $1 were made to non-U.S. pension plans during the three-month period ended October 28, 2012. Additional contributions to U.S. pension plans are not expected this year. Contributions to non-U.S. pension plans are expected to be approximately $11 during the remainder of the year.

11.	Short-term Borrowings and Long-term Debt
On August 6, 2012, the company completed the acquisition of Bolthouse Farms from a fund managed by Madison Dearborn Partners, LLC, a private equity firm, for $1,550 in cash, subject to customary purchase price adjustments. As of October 28, 2012, the preliminary purchase price adjustments resulted in an increase of the purchase price of $20. The acquisition was funded through a combination of short- and long-term borrowings. Approximately $326 was funded through the issuance of commercial paper. The terms of long-term borrowings, which were issued on August 2, 2012, were as follows:

•	$400 floating rate notes that mature on August 1, 2014. Interest on the notes is based on 3-month U.S. dollar LIBOR plus 0.3%. Interest is payable quarterly and commenced on November 1, 2012;

•
$450 of 2.50% notes that mature on August 2, 2022. Interest is payable semi-annually commencing on February 2, 2013. The company may redeem the notes in whole or in part at any time at a redemption price of 100% of the principal amount plus accrued interest or an amount designed to ensure that the note holders are not penalized by the early redemption; and

•
$400 of 3.80% notes that mature on August 2, 2042. Interest is payable semi-annually commencing on February 2, 2013. The company may redeem the notes in whole or in part at any time at a redemption price of 100% of the principal amount plus accrued interest or an amount designed to ensure that the note holders are not penalized by the early redemption.

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
Concentration of Credit Risk
The company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations.  To mitigate counterparty credit risk, the company only enters into contracts with carefully selected, leading, credit-worthy financial institutions, and distributes contracts among several financial institutions to reduce the concentration of credit risk. The company does not have credit-risk-related contingent features in its derivative instruments as of October 28, 2012. During 2012, the company's largest customer accounted for approximately 17% of consolidated net sales. The company closely monitors credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
The company is exposed to foreign currency exchange risk related to its international operations, including non-functional currency intercompany debt and net investments in subsidiaries. The company is also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. Principal currencies hedged include the Australian dollar, Canadian dollar, euro, Swedish krona, New Zealand dollar, British pound and Japanese yen. The company utilizes foreign exchange forward purchase and sale contracts as well as cross-currency swaps to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. The company hedges portions of its forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. To hedge currency exposures related to intercompany debt, cross-currency swap contracts are entered into for periods consistent with the underlying debt. As of October 28, 2012, cross-currency swap contracts mature between 5 and 33 months. The notional amount of foreign exchange forward and cross-currency swap contracts accounted for as cash-flow hedges was $160 at October 28, 2012 and $156 at July 29, 2012. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings on the same line item and the same period in which the underlying hedged transaction affects earnings. The notional amount of foreign exchange forward and cross-currency swap contracts that are not designated as accounting hedges was $891 and $908 at October 28, 2012 and July 29, 2012, respectively.
Interest Rate Risk
The company manages its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain its variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. The notional amount of outstanding fair-value interest rate swaps totaled $500 at October 28, 2012 and at July 29, 2012. These swaps mature between 1 and 11 months. The company manages its exposure to interest rate volatility on future debt issuances by entering into forward starting interest rate swaps to lock in the rate on the interest payments related to the forecasted debt issuances. Pay fixed rate/receive variable rate forward starting interest rate swaps are accounted for as cash-flow hedges. The notional amount of outstanding forward starting interest rate swaps totaled $250 at October 28, 2012 and $600 at July 29, 2012. Forward starting interest rate swaps with a notional value of $400 were settled in August 2012, at a loss of $2, which was recorded in other comprehensive income (loss). The loss on the forward starting interest rate swaps will be amortized over the life of the 10-year debt issued in August 2012.
Commodity Price Risk
The company principally uses a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. The company also enters into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of diesel fuel, soybean oil, aluminum, wheat, natural gas and cocoa, which impact the cost of raw materials. Commodity futures, options, and swap contracts are either accounted for as cash-flow hedges or are not designated as accounting hedges. The company hedges a portion of commodity requirements for periods typically up to 12 months. There were no commodity contracts accounted for as cash-flow hedges as of October 28, 2012 and July 29, 2012. The notional amount of commodity contracts not designated as accounting hedges was $81 at October 28, 2012 and $95 at July 29, 2012.
Equity Price Risk
The company enters into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of the company’s capital stock, the total return of the Vanguard Institutional Index, the total return of the Vanguard Total International Stock Index and, beginning in April 2012, the total return of the Vanguard Short-Term Bond Index. Under these contracts, the company pays variable interest rates and receives from the counterparty either the total return on company capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index; the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index; or the total return of the Vanguard Short-Term Bond Index. These contracts were not designated as hedges for accounting purposes and are entered into for periods typically not exceeding 12 months. The notional amounts of the contracts as of October 28, 2012 and July 29, 2012 were $77 and $75, respectively.

The following table summarizes the fair value of derivative instruments recorded in the Consolidated Balance Sheets as of October 28, 2012, and July 29, 2012:

	Balance Sheet Classification	October 28, 2012	July 29, 2012
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$—	$1
Forward starting interest rate swaps	Other current assets	—	1
Interest rate swaps	Other current assets	9	4
Forward starting interest rate swaps	Other assets	4	1
Interest rate swaps	Other assets	—	9
Total derivatives designated as hedges		$13	$16
Derivatives not designated as hedges:
Commodity derivative contracts	Other current assets	$6	$8
Cross-currency swap contracts	Other current assets	8	19
Deferred compensation derivative contracts	Other current assets	—	1
Foreign exchange forward contracts	Other current assets	1	1
Total derivatives not designated as hedges		15	29
Total asset derivatives		$28	$45

	Balance Sheet Classification	October 28, 2012	July 29, 2012
Liability Derivatives
Derivatives designated as hedges:
Cross-currency swap contracts	Accrued liabilities	$25	$—
Foreign exchange forward contracts	Accrued liabilities	1	—
Cross-currency swap contracts	Other liabilities	—	25
Total derivatives designated as hedges		$26	$25
Derivatives not designated as hedges:
Commodity derivative contracts	Accrued liabilities	$3	$4
Cross-currency swap contracts	Accrued liabilities	23	25
Deferred compensation derivative contracts	Accrued liabilities	1	—
Cross-currency swap contracts	Other liabilities	28	29
Total derivatives not designated as hedges		$55	$58
Total liability derivatives		$81	$83

The following tables show the effect of the company’s derivative instruments designated as cash-flow hedges for the three-month periods ended October 28, 2012 and October 30, 2011, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:
Derivatives Designated as Cash-Flow Hedges

		Total Cash-Flow Hedge OCI Activity
Three Months Ended October 28, 2012 and October 30, 2011		2013	2012
OCI derivative gain/(loss) at beginning of year		$(16)	$(31)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		—	7
Cross-currency swap contracts		—	(1)
Amount of (gain) or loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	(1)	1
Foreign exchange forward contracts	Other expenses/income	—	1
Forward starting interest rate swaps	Interest expense	1	1
OCI derivative gain/(loss) at end of quarter		$(16)	$(22)
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a loss of $2. The ineffective portion and amount excluded from effectiveness testing were not material.
The following tables show the effect of the company’s derivative instruments designated as fair-value hedges in the Consolidated Statements of Earnings:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives		Amount of Gain or (Loss) Recognized in Earnings on Hedged Item
Derivatives Designated as Fair-Value Hedges	Location of Gain or (Loss) Recognized in Earnings	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Interest rate swaps	Interest expense	$(4)	$(5)	$4	$5
The following table shows the effects of the company’s derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
Derivatives not Designated as Hedges	Location of Gain or (Loss) Recognized in Earnings	October 28, 2012	October 30, 2011
Foreign exchange forward contracts	Cost of products sold	$—	$1
Cross-currency swap contracts	Other expenses/income	(8)	23
Commodity derivative contracts	Cost of products sold	—	(5)
Deferred compensation derivative contracts	Administrative expenses	2	1
Total		$(6)	$20

13.	Fair Value Measurements
The company is required to categorize financial assets and liabilities based on the following fair value hierarchy:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the company’s financial assets and liabilities that are measured at fair value on a recurring basis as of October 28, 2012, and July 29, 2012, consistent with the fair value hierarchy:

	Fair Value as of October 28, 2012	Fair Value Measurements at October 28, 2012 Using Fair Value Hierarchy			Fair Value as of July 29, 2012	Fair Value Measurements at July 29, 2012 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Interest rate swaps(1)	$9	$—	$9	$—	$13	$—	$13	$—
Forward starting interest rate swaps(1)	4	—	4	—	2	—	2	—
Foreign exchange forward contracts(2)	1	—	1	—	2	—	2	—
Cross-currency swap contracts(3)	8	—	8	—	19	—	19	—
Commodity derivative contracts(4)	6	6	—	—	8	8	—	—
Deferred compensation derivative contracts(5)	—	—	—	—	1	—	1	—
Total assets at fair value	$28	$6	$22	$—	$45	$8	$37	$—

	Fair Value as of October 28, 2012	Fair Value Measurements at October 28, 2012 Using Fair Value Hierarchy			Fair Value as of July 29, 2012	Fair Value Measurements at July 29, 2012 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange forward contracts(2)	$1	$—	$1	$—	$—	$—	$—	$—
Cross-currency swap contracts(3)	76	—	76	—	79	—	79	—
Commodity derivative contracts(4)	3	3	—	—	4	4	—	—
Deferred compensation derivative contracts(5)	1	—	1	—	—	—	—	—
Deferred compensation obligation(6)	115	115	—	—	109	109	—	—
Total liabilities at fair value	$196	$118	$78	$—	$192	$113	$79	$—

___________________________________

(1)	Based on LIBOR swap rates.

(2)	Based on observable market transactions of spot currency rates and forward rates.

(3)	Based on observable local benchmarks for currency and interest rates.

(4)	Based on quoted futures exchanges.

(5)	Based on LIBOR and equity index swap rates.

(6)	Based on the fair value of the participants’ investments.
The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, excluding the current portion of long-term debt, approximate fair value. Cash equivalents of $156 at October 28, 2012 and $80 at July 29, 2012 represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs. The fair value of long-term debt, including the current portion of long-term debt in Short-term borrowings, was $3,915 at October 28, 2012 and $2,663 at July 29, 2012. The carrying value was $3,650 at October 28, 2012 and $2,408 at July 29, 2012. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.

14.	Share Repurchase Programs
In June 2011, the Board authorized the purchase of up to $1,000 of company stock. This program has no expiration date, although the company suspended purchases under this program in July 2012. Approximately $750 remained available under this program as of October 28, 2012.
The company also repurchases shares to offset the impact of dilution from shares issued under the company’s stock compensation plans. During the three-month period ended October 28, 2012, the company repurchased approximately 480 thousand shares at a cost of $17.
During the three-month period ended October 30, 2011, the company repurchased 3 million shares at a cost of $85. Of this amount, $57 was used to repurchase shares pursuant to the company’s June 2011 publicly announced share repurchase program.

15.	Stock-based Compensation
The company provides compensation benefits by issuing unrestricted stock, restricted stock and restricted stock units (including time-lapse restricted stock units, EPS performance restricted stock units, total shareowner return (TSR) performance restricted stock units and strategic performance restricted stock units). In fiscal 2013, the company issued time-lapse restricted stock units, EPS performance restricted stock units, TSR performance restricted stock units and strategic performance restricted stock units. The company did not issue TSR performance restricted stock units in fiscal 2012. In previous fiscal years, the company also issued stock options and stock appreciation rights.
Total pre-tax stock-based compensation expense recognized in the Consolidated Statements of Earnings was $25 and $22 for the three-month periods ended October 28, 2012, and October 30, 2011, respectively. Tax-related benefits of $9 and $8 were also recognized for the three-month periods ended October 28, 2012, and October 30, 2011, respectively. Cash received from the exercise of stock options was $20 and $16 for the three-month periods ended October 28, 2012, and October 30, 2011, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
The following table summarizes stock option activity as of October 28, 2012:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)
Outstanding at July 29, 2012	4,254	$26.73
Granted	—	$—
Exercised	(785)	$26.11
Terminated	—	$—
Outstanding at October 28, 2012	3,469	$26.87	1.5	$27
Exercisable at October 28, 2012	3,469	$26.87	1.5	$27
The total intrinsic value of options exercised during the three-month periods ended October 28, 2012 and October 30, 2011 was $7 and $2, respectively. As of January 2009, compensation related to stock options was fully expensed. The company measured the fair value of stock options using the Black-Scholes option pricing model.

The following table summarizes time-lapse restricted stock units, EPS performance restricted stock units and strategic performance restricted stock units as of October 28, 2012:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 29, 2012	3,951	$33.19
Granted	1,832	$35.03
Vested	(1,104)	$33.44
Forfeited	(59)	$33.04
Nonvested at October 28, 2012	4,620	$33.89
The fair value of time-lapse restricted stock units, EPS performance restricted stock units, and strategic performance restricted stock units is determined based on the quoted price of the company’s stock at the date of grant. Time-lapse restricted stock units are expensed on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis. EPS performance restricted stock units are expensed on a graded-vesting basis, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis. There were approximately 269 thousand EPS performance target grants outstanding at October 28, 2012 with a weighted-average grant-date fair value of $34.29. Strategic performance restricted stock units are expensed on a straight-line basis over the service period. Awards of the strategic performance restricted stock units will be earned based upon the achievement of two key metrics, net sales and EPS growth, compared to strategic plan objectives during a two-year period. There were approximately 1.8 million strategic performance target grants outstanding at October 28, 2012 with a grant-date fair value of $33.22. The actual number of EPS performance restricted stock units and strategic performance restricted stock units issued at the vesting date could range from 0% to 100% and 0% to 200%, respectively, of the initial grant, depending on actual performance achieved. Expense is estimated based on the number of awards expected to vest.
On July 1, 2011, the company issued approximately 400 thousand special retention time-lapse restricted stock units to certain executives to support successful execution of the company’s shift in strategic direction and leadership transition. These awards vest over a period of two years and are included in the table above. The grant-date fair value was $34.65.
As of October 28, 2012, total remaining unearned compensation related to nonvested time-lapse restricted stock units, EPS performance restricted stock units and strategic performance restricted stock units was $97, which will be amortized over the weighted-average remaining service period of 1.7 years. The fair value of restricted stock units vested during the three-month periods ended October 28, 2012 and October 30, 2011, was $38 and $35, respectively. The weighted-average grant-date fair value of the restricted stock units granted during three-month period ended October 30, 2011 was $32.38.
The following table summarizes TSR performance restricted stock units as of October 28, 2012:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 29, 2012	2,143	$37.94
Granted	582	$39.76
Vested	—	$—
Forfeited	(1,213)	$33.94
Nonvested at October 28, 2012	1,512	$41.86

The company estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation. Assumptions used in the Monte Carlo simulation were as follows:

2013
Risk-free interest rate	0.30%
Expected dividend yield	3.26%
Expected volatility	15.07%
Expected term	3 years
Compensation expense is recognized on a straight-line basis over the service period. As of October 28, 2012, total remaining unearned compensation related to TSR performance restricted stock units was $32, which will be amortized over the weighted-average remaining service period of 2.2 years. In the first quarter of 2013, recipients of TSR performance restricted stock units earned 0% of the initial grants based upon the company’s TSR ranking in a performance peer group during a three-year period ended July 27, 2012. There were no TSR performance restricted stock units granted during 2012.
The excess tax benefits on the exercise of stock options and vested restricted stock presented as cash flows from financing activities were $3 for the three-month period ended October 28, 2012 and were not material for the period ended October 30, 2011.

16.	Inventories

	October 28, 2012	July 29, 2012
Raw materials, containers and supplies	$431	$277
Finished products	532	437
Total inventories	$963	$714

17.	Supplemental Cash Flow Information
Other cash used in operating activities for the three-month periods was comprised of the following:

	October 28, 2012	October 30, 2011
Benefit related payments	$(10)	$(10)
Other	(1)	(2)
	$(11)	$(12)

Item 2.
CAMPBELL SOUP COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Description of the Company
Campbell Soup Company is a manufacturer and marketer of high-quality, branded convenience food products.
On August 6, 2012, the company completed the acquisition of BF Bolthouse Holdco LLC (Bolthouse Farms) from a fund managed by Madison Dearborn Partners, LLC, a private equity firm, for $1.550 billion in cash, subject to customary purchase price adjustments. As of October 28, 2012, the preliminary purchase price adjustments resulted in an increase of the purchase price of $20 million. The company funded the acquisition through a combination of short- and long-term borrowings. See Notes 3 and 11 to the Consolidated Financial Statements for more information on the acquisition.
The company reports the results of operations in the following reportable segments: U.S. Simple Meals; Global Baking and Snacking; International Simple Meals and Beverages; U.S. Beverages; and Bolthouse and Foodservice.
Executive Summary
This Executive Summary provides significant highlights from the discussion and analysis that follows.

•	Net sales increased 8% in the quarter to $2.336 billion, primarily due to the acquisition of Bolthouse Farms.

•
Gross profit, as a percent of sales, decreased to 37.0% in the current quarter from 39.5% a year ago. The decline was primarily attributable to the acquisition of Bolthouse Farms and the impact of restructuring-related costs recognized in the current year.

•	Net earnings per share for the quarter were $.78, compared to $.82 a year ago. The current year included $.10 per share of expense from items impacting comparability, as discussed below.
Net earnings attributable to Campbell Soup Company
The following items impacted the comparability of net earnings and net earnings per share:

•
In fiscal 2013, the company announced several initiatives to improve its U.S. supply chain cost structure and increase asset utilization across its U.S. thermal plant network. In the current quarter, the company recorded a pre-tax restructuring charge of $22 million and restructuring-related costs of $21 million in Cost of products sold (aggregate $27 million after tax or $.09 per share) related to the initiatives; and

•	In fiscal 2013, the company incurred transaction costs of $10 million ($7 million after tax or $.02 per share) associated with the acquisition of Bolthouse Farms.
The items impacting comparability are summarized below:

	2013		2012
	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
	(Millions, except per share amounts)
Net earnings	$245	$.78	$265	$0.82

Restructuring charges and related costs	$(27)	$(.09)	$—	$—
Acquisition transaction costs	(7)	(.02)	—	—
Impact of items on net earnings *	$(34)	$(.10)	$—	$—
__________________________________________
* The sum of the individual per share amounts does not add due to rounding.
Net earnings were $245 million compared to $265 million a year ago. After adjusting for items impacting comparability, net earnings increased primarily due to the impact of the acquisition of Bolthouse Farms, and lower advertising and consumer promotion expenses, partially offset by higher administrative expenses. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding, reflecting the impact of the company’s strategic share repurchase program in prior quarters.

Net earnings (loss) attributable to noncontrolling interests
The company owns a 60% controlling interest in a joint venture formed with Swire Pacific Limited to support the development of the company’s business in China. The joint venture began operations on January 31, 2011. The noncontrolling interest’s share in the net loss was included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings.
The company also owns a 70% controlling interest in a Malaysian food products manufacturing company. The earnings were not material in 2013 or 2012.
DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	2013	2012	% Change
	(Millions)
U.S. Simple Meals	$896	$874	3%
Global Baking and Snacking	574	568	1
International Simple Meals and Beverages	354	359	(1)
U.S. Beverages	189	198	(5)
Bolthouse and Foodservice	323	162	99
	$2,336	$2,161	8%
An analysis of percent change of net sales by reportable segment follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Total
Volume and Mix	1%	2%	(1)%	(4)%	(3)%	—%
Price and Sales Allowances	2	2	3	—	—	2
Increased Promotional Spending (1)	—	(3)	—	(1)	(3)	(1)
Currency	—	—	(3)	—	—	(1)
Acquisition	—	—	—	—	105	8
	3%	1%	(1)%	(5)%	99%	8%
__________________________________________

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.
In U.S. Simple Meals, sales increased 3%, reflecting increases in U.S. Soup and U.S. Sauces. U.S. Soup sales increased 2%. Further details of U.S. Soup include:

•	Sales of Campbell’s condensed soups decreased 1%, as declines in eating varieties were partially offset by gains in cooking varieties.

•
Sales of ready-to-serve soups increased 4%. Volume-driven gains in Campbell's Chunky canned soups were partially offset by declines in microwavable soups. Campbell's Go soups, launched in the current quarter, also contributed to sales growth.

•	Broth sales rose 9%, primarily due to volume-driven gains in both aseptically packaged and canned products.
U.S. Sauces sales increased 4% primarily due to strong gains in Prego pasta sauces, the launch of Campbell's Skillet Sauces and growth in Pace Mexican sauces, partially offset by declines in gravy products.
In Global Baking and Snacking, sales increased 1%. Pepperidge Farm sales increased, driven by volume gains and higher selling prices, partially offset by increased promotional spending. Within Pepperidge Farm, cracker sales increased driven by solid gains in Goldfish snack crackers and the launch of Jingos!, while sales of cookies and bakery products declined. Bakery sales were negatively impacted by increased promotional spending in response to competitive activity. In Arnott’s, sales increased primarily due to double-digit gains in Indonesia, as sales in Australia were comparable to a year ago.
In International Simple Meals and Beverages, sales decreased 1% primarily due to the impact of currency. In Europe, sales decreased primarily due to the impact of currency and declines in Germany. In Asia Pacific, sales increased due to growth in Japan and Malaysia. In Canada, sales increased primarily due to the impact of currency and higher price realization. Sales in Latin America increased.
In U.S. Beverages, sales decreased 5% due to declines in V8 vegetable juice and V8 V-Fusion beverages, partially offset by an increase in V8 Splash beverages.
In Bolthouse and Foodservice, the acquisition of Bolthouse Farms contributed $171 million to sales. North America Foodservice sales declined 6% primarily due to declines in frozen and canned soup products, partially offset by volume-driven gains in fresh chilled soup sold at retail.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $11 million in 2013. As a percent of sales, gross profit decreased from 39.5% in 2012 to 37.0% in 2013. The 2.5-percentage-point decrease in gross margin percentage in 2013 was due to the following factors:

Margin Impact
Cost inflation and other factors	(2.1)
Impact of acquisition	(1.3)
Restructuring-related costs	(0.9)
Higher level of promotional spending	(0.8)
Productivity improvements	1.6
Higher selling prices	1.0
Mix	—
(2.5)
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 10.9% in 2013 and 12.1% in 2012. Marketing and selling expenses decreased 3% in 2013 from 2012. The decrease was primarily due to reductions in advertising and consumer promotion expenses in the U.S. Soup business (approximately 6 percentage points); partially offset by the impact of the acquisition (approximately 2 percentage points).
Administrative Expenses
Administrative expenses as a percent of sales were 6.9% in 2013 and 6.7% in 2012. Administrative expenses increased by 12% in 2013 from 2012, primarily due to the impact of the acquisition (approximately 8 percentage points) and higher compensation and benefit costs, including pension expense (approximately 3 percentage points).
Operating Earnings
Segment operating earnings increased 5% in 2013 from 2012.
An analysis of operating earnings by segment follows:

	2013	2012	% Change
	(Millions)
U.S. Simple Meals	$274	$260	5%
Global Baking and Snacking	85	88	(3)
International Simple Meals and Beverages	47	43	9
U.S. Beverages	30	30	—
Bolthouse and Foodservice	34	27	26
	470	448	5%
Unallocated corporate expenses	(63)	(30)
Restructuring charges(1)	(22)	(2)
Earnings before interest and taxes	$385	$416
__________________________________________

(1)	See Note 7 to the Consolidated Financial Statements for additional information on restructuring charges.

Earnings from U.S. Simple Meals increased 5%. The increase was primarily due to gains in U.S. Soup, partially offset by a decline in U.S. Sauces. For the segment, the benefits from productivity improvements; higher selling prices net of related volume impacts; and lower marketing expenses were partially offset by the impact of cost inflation.
Earnings from Global Baking and Snacking decreased 3% primarily due to lower earnings at Arnott’s and Pepperidge Farm, which were both negatively impacted by increased promotional spending.
Earnings from International Simple Meals and Beverages increased 9%. The increase was primarily due to an improved gross margin percentage.
Earnings from U.S. Beverages were comparable to a year ago as the impact of lower sales volume was offset by lower advertising and consumer promotion expense.
Earnings in Bolthouse and Foodservice increased due to the acquisition of Bolthouse Farms, partially offset by lower earnings in North America Foodservice.
Unallocated corporate expenses in the current quarter include restructuring-related costs of $21 million and transaction costs of $10 million associated with the acquisition of Bolthouse Farms.
Interest Expense
Interest expense increased to $36 million in 2013 from $30 million in 2012, reflecting a higher debt level due to the acquisition of Bolthouse Farms, partially offset by lower interest rates.
Taxes on Earnings
The effective tax rate was 31.0% for the current quarter compared to 32.2% in the year-ago quarter. The reduction in the rate was primarily due to the favorable settlement of a U.S. state tax matter.
Restructuring Charges
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

In the first quarter of 2013, the company recorded a restructuring charge of $22 million related to these initiatives. In addition, approximately $21 million of costs related to these initiatives were recorded in Cost of products sold, primarily representing accelerated depreciation and other exit costs. The aggregate after-tax impact of restructuring charges and related costs was $27 million, or $.09 per share. A summary of the pre-tax costs and remaining costs associated with the initiatives is as follows:

(Millions)	Total Program	Recognized as of October 28, 2012	Remaining Costs to be Recognized
Severance pay and benefits	$25	$(20)	$5
Accelerated depreciation	75	(21)	54
Other exit costs	15	(2)	13
Total	$115	$(43)	$72
Of the aggregate $115 million of pre-tax costs, the company expects approximately $38 million will be cash expenditures. In addition, the company expects to invest approximately $27 million in capital expenditures, primarily to relocate and refurbish a beverage filling and packaging line. The remaining cash outflows related to these programs are not expected to have a material adverse impact on the company’s liquidity.
The initiatives included in this program, once fully implemented, are expected to generate annual ongoing pre-tax cash savings of approximately $30 million beginning in 2016, with 2014 savings of approximately $21 million.

The total pre-tax costs of $115 million associated with segments are expected to be as follows: U.S. Simple Meals $86 million and U.S. Beverages $29 million. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.
2011 Initiatives
On June 28, 2011, the company announced a series of initiatives to improve supply chain efficiency and reduce overhead costs across the organization to help fund plans to drive the growth of the business. The company also announced its intent to exit the Russian market. Details of the initiatives include:

•
In Australia, the company is investing in a new system to automate packing operations at its biscuit plant in Virginia. This investment will occur through the second quarter of 2013 and will result in the elimination of approximately 190 positions. Further, the company improved asset utilization in the U.S. by shifting production of ready-to-serve soups from Paris, Texas, to other facilities in 2012. In addition, the manufacturing facility in Marshall, Michigan, was closed in 2011, and manufacturing of Campbell’s Soup at Hand microwavable products was consolidated at the Maxton, North Carolina, plant in 2012.

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
In 2012, the company recorded a restructuring charge of $10 million ($6 million after tax or $.02 per share). Of the amount recorded in 2012, $2 million ($1 million after tax) was recorded in the first quarter. In the fourth quarter of 2011, the company recorded $63 million ($41 million after tax or $.12 per share). A summary of the pre-tax charges and remaining costs associated with the initiatives is as follows:

(Millions)	Total Program	Recognized as of October 28, 2012	Remaining Costs to be Recognized
Severance pay and benefits	$43	$(41)	$2
Asset impairment/accelerated depreciation	23	(23)	—
Other exit costs	9	(9)	—
Total	$75	$(73)	$2

Of the aggregate $75 million of pre-tax costs, approximately $50 million represents cash expenditures, the majority of which was spent in 2012. In addition, the company expects to invest approximately $40 million in capital expenditures in connection with the actions, of which approximately $21 million has been invested as of October 28, 2012. The remaining cash outflows related to these programs are not expected to have a material adverse impact on the company’s liquidity. The initiatives are expected to be completed by the end of 2013.
The initiatives included in this program are expected to generate annual pre-tax cash savings of approximately $60 million beginning in 2012 and increasing to approximately $70 million in 2014.
The total pre-tax costs of $75 million associated with each segment are expected to be as follows: U.S. Simple Meals $32 million; Global Baking and Snacking $15 million; International Simple Meals and Beverages $18 million; U.S. Beverages $3 million; Bolthouse and Foodservice $1 million; and Corporate $6 million. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.
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
The company generated cash from operations of $81 million in 2013, compared to $73 million last year. The improvement was primarily due to higher cash earnings in 2013.
Capital expenditures were $41 million in 2013 compared to $35 million a year ago. To date, capital expenditures in 2013 included the packing automation and capacity expansion projects at one of the company’s Australian biscuit plants (approximately $5 million), an advanced planning system in North America (approximately $3 million), capacity expansion at Pepperidge Farm

(approximately $5 million), and a soup capacity expansion project for the North America Foodservice business (approximately $2 million). Capital expenditures are expected to total approximately $330 million in 2013.
On August 6, 2012, the company completed the acquisition of Bolthouse Farms from a fund managed by Madison Dearborn Partners, LLC, a private equity firm, for $1.550 billion in cash, subject to customary purchase price adjustments. As of October 28, 2012, the preliminary purchase price adjustments resulted in an increase of the purchase price of $20 million. The acquisition was funded through a combination of short- and long-term borrowings. Approximately $326 million was funded through the issuance of commercial paper. The terms of long-term borrowings, which were issued on August 2, 2012, were as follows:

•	$400 million floating rate notes that mature on August 1, 2014. Interest on the notes is based on 3-month U.S. dollar LIBOR plus 0.30%. Interest is payable quarterly and commenced on November 1, 2012;

•
$450 million of 2.50% notes that mature on August 2, 2022. Interest is payable semi-annually commencing on February 2, 2013. The company may redeem the notes in whole or in part at any time at a redemption price of 100% of the principal amount plus accrued interest or an amount designed to ensure that the note holders are not penalized by the early redemption; and

•
$400 million of 3.80% notes that mature on August 2, 2042. Interest is payable semi-annually commencing on February 2, 2013. The company may redeem the notes in whole or in part at any time at a redemption price of 100% of the principal amount plus accrued interest or an amount designed to ensure that the note holders are not penalized by the early redemption.

The company repurchased approximately 480 thousand shares at a cost of $17 million during the three-month period ended October 28, 2012 and approximately 3 million shares at a cost of $85 million during the three-month period ended October 30, 2011. Approximately $57 million was used in the prior-year quarter to repurchase shares pursuant to the company's June 2011 publicly announced share repurchase program. Approximately $750 million remains available to repurchase shares under the company's June 2011 repurchase program as of October 28, 2012. This program has no expiration date, although the company suspended purchases under this program in July 2012. In addition to the June 2011 publicly announced share repurchase program, the company also purchased shares to offset the impact of dilution from shares issued under the company’s stock compensation plans. The company expects to continue this practice in the future. See “Unregistered Sales of Equity Securities and Use of Proceeds” for more information.
At October 28, 2012, the company had $1.507 billion of short-term borrowings due within one year and $44 million of standby letters of credit issued on behalf of the company. The company has committed revolving credit facilities totaling $2.0 billion. The facilities are comprised of a $500 million committed revolving credit facility that matures in September 2016, which was entered into in September 2012, and a $1.5 billion facility that matures in September 2016. These facilities remained unused at October 28, 2012, except for $3 million of standby letters of credit issued on behalf of the company. These revolving credit agreements support the company’s commercial paper programs and other general corporate purposes.
In November 2011, the company filed a registration statement with the Securities and Exchange Commission that registered an indeterminate amount of debt securities. Under the registration statement, the company may issue debt securities, depending on market conditions.
The company is in compliance with the covenants contained in its revolving credit facilities and debt securities.
SIGNIFICANT ACCOUNTING ESTIMATES
The consolidated financial statements of the company are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. The significant accounting policies of the company are described in Note 1 to the Consolidated Financial Statements in the 2012 Annual Report on Form 10-K. The significant accounting estimates are described in Management’s Discussion and Analysis included in the 2012 Annual Report on Form 10-K. The impact of new accounting standards is discussed in Note 2 to the Consolidated Financial Statements. There have been no other changes in the company’s accounting policies in the current period that had a material impact on the company’s consolidated financial condition or results of operation.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the Consolidated Financial Statements for information on recent accounting pronouncements.

FORWARD-LOOKING STATEMENTS
This quarterly report contains contains “forward-looking” statements that reflect the company’s current expectations regarding future results of operations, economic performance, financial condition and achievements of the company. The company tries, wherever possible, to identify these forward-looking statements by using words such as “anticipate,” “believe,” “estimate,” “expect,” “will” and similar expressions. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements reflect the company’s current plans and expectations and are based on information currently available to it. They rely on a number of assumptions regarding future events and estimates which could be inaccurate and which are inherently subject to risks and uncertainties.
The company wishes to caution the reader that the following important factors and those important factors described in other Securities and Exchange Commission filings of the company, or in the company’s 2012 Annual Report on Form 10-K, could affect the company’s actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, the company:

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

•	the company’s ability to realize projected cost savings and benefits;

•	the company’s ability to successfully manage changes to its business processes, including selling, distribution, manufacturing and information management systems;

•	the practices and increased significance of certain of the company’s key customers;

•	the impact of inventory management practices by the company’s customers;

•	the impact of fluctuations in the supply of and inflation in energy, raw and packaging materials cost;

•	the impact associated with completing and integrating acquisitions, divestitures and other portfolio changes, including the Bolthouse Farms acquisition;

•	the uncertainties of litigation described from time to time in the company’s Securities and Exchange Commission filings;

•	the impact of changes in currency exchange rates, tax rates, interest rates, debt and equity markets, inflation rates, economic conditions and other external factors; and

•	the impact of unforeseen business disruptions in one or more of the company’s markets due to political instability, civil disobedience, armed hostilities, natural disasters or other calamities.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding the company’s exposure to certain market risk, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the 2012 Annual Report on Form 10-K. There have been no significant changes in the company’s portfolio of financial instruments or market risk exposures from the fiscal 2012 year-end.
Item 4. CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures
The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer and Chief Administrative Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 28, 2012 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer and Chief Administrative Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective.

b.	Changes in Internal Controls
During the fourth quarter of fiscal 2012, the company entered into a contract with a third-party service organization to provide finance and accounting services, including portions of credit operations, accounts payable, master data management and accounting services for North America and Australia, as well as certain U.S. payroll services. The company began transitioning these services in the first quarter of fiscal 2013, with the full transition expected to be completed by the end of fiscal 2013. The ongoing transition has materially affected the company's internal control over financial reporting.
On August 6, 2012, the company completed the acquisition of Bolthouse Farms. The company is currently integrating Bolthouse Farms into its control environment. In executing this integration, the company is analyzing, evaluating, and, where necessary, making changes in controls and procedures related to the Bolthouse Farms business. The ongoing integration process has materially affected the company's internal control over financial reporting.
Except for the foregoing, there were no changes in the company’s internal control over financial reporting that materially affected, or were likely to materially affect, such control over financial reporting during the quarter ended October 28, 2012.

PART II
Item 1. LEGAL PROCEEDINGS
On September 6, 2012, Wm. Bolthouse Farms, Inc., an indirect wholly-owned subsidiary of the company (Wm. Bolthouse), received a Notice of Violation (NOV) from the City of Bakersfield alleging that Wm. Bolthouse discharged industrial waste into the city's sewer lines leading to the city's wastewater treatment facility without an industrial user permit in violation of the City of Bakersfield Municipal Code. The NOV requests Wm. Bolthouse to (i) discontinue the alleged discharges, (ii) install monitoring equipment and submit to periodic testing by the city, and (iii) pay a fee of approximately $985,000. As of October 28, 2012, Wm. Bolthouse incurred costs of approximately $15,000 relating to this matter, all of which was incurred in fiscal 2013. The company does not expect the costs related to this matter, including the requested fee, to have a material impact on the consolidated financial condition or results of operation of the company.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions) (3)
7/30/12-8/31/12	109,584	$33.07	—	$750
9/1/12-9/30/12	142,500	$34.87	—	$750
10/1/12-10/28/12	227,559	$35.02	—	$750
Total	479,643	$34.53	—	$750
____________________________________

(1)	Represents shares repurchased in open-market transactions to offset the dilutive impact to existing shareowners of issuances under the company's stock compensation plans.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)
During the first quarter of 2013, the company had a publicly announced strategic share repurchase program. Under this program, which was announced on June 23, 2011, the company's Board of Directors authorized the purchase of up to $1 billion of company stock. The program has no expiration date, although the company suspended purchases under the program in July 2012. The company expects to continue its practice, under separate authorization, of purchasing shares sufficient to offset shares issued under incentive compensation plans.

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

Date: December 5, 2012

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