Form 10-Q
period 2013-01-27
CAMPBELL SOUP CO
filed 2013-03-07
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
_____________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 27, 2013	Commission File Number 1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.

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

There were 314,172,981 shares of capital stock outstanding as of March 1, 2013.

PART I

ITEM 1. FINANCIAL INFORMATION
CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Six Months Ended
	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012
Net sales	$2,333	$2,112	$4,669	$4,273
Costs and expenses
Cost of products sold	1,514	1,301	2,985	2,608
Marketing and selling expenses	297	297	551	558
Administrative expenses	172	152	334	297
Research and development expenses	34	29	63	59
Other expenses / (income)	7	1	20	1
Restructuring charges	8	3	30	5
Total costs and expenses	2,032	1,783	3,983	3,528
Earnings before interest and taxes	301	329	686	745
Interest expense	33	28	69	58
Interest income	2	2	5	4
Earnings before taxes	270	303	622	691
Taxes on earnings	83	102	192	227
Net earnings	187	201	430	464
Less: Net earnings (loss) attributable to noncontrolling interests	(3)	(4)	(5)	(6)
Net earnings attributable to Campbell Soup Company	$190	$205	$435	$470
Per Share — Basic
Net earnings attributable to Campbell Soup Company	$.61	$.64	$1.39	$1.46
Dividends	$.58	$.29	$.87	$.58
Weighted average shares outstanding — basic	314	318	314	319
Per Share — Assuming Dilution
Net earnings attributable to Campbell Soup Company	$.60	$.64	$1.38	$1.45
Weighted average shares outstanding — assuming dilution	316	320	316	321
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(unaudited)
(millions)

	Three Months Ended
	January 27, 2013			January 29, 2012
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$187			$201
Other comprehensive income (loss):
Foreign currency translation adjustments	$26	$(4)	22	$(39)	$3	(36)
Cash-flow hedges:
Unrealized gains (losses) arising during period	4	(2)	2	(2)	1	(1)
Reclassification adjustment included in net earnings	1	—	1	5	(1)	4
Pension and other postretirement benefits:
Net actuarial gain (loss) arising during the period	—	—	—	1	—	1
Reclassification of prior service credit included in net earnings	(2)	—	(2)	(1)	—	(1)
Reclassification of net actuarial loss included in net earnings	32	(10)	22	21	(7)	14
Other comprehensive income (loss)	$61	$(16)	$45	$(15)	$(4)	$(19)
Total comprehensive income (loss)			232			182
Total comprehensive income (loss) attributable to noncontrolling interests			(3)			(4)
Total comprehensive income (loss) attributable to Campbell Soup Company			$235			$186

	Six Months Ended
	January 27, 2013			January 29, 2012
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$430			$464
Other comprehensive income (loss):
Foreign currency translation adjustments	$38	$(4)	34	$(80)	$(17)	(97)
Cash-flow hedges:
Unrealized gains (losses) arising during period	4	(2)	2	4	(1)	3
Reclassification adjustment included in net earnings	1	—	1	8	(2)	6
Pension and other postretirement benefits:
Net actuarial gain (loss) arising during the period	—	—	—	7	(2)	5
Reclassification of prior service credit included in net earnings	(2)	—	(2)	(1)	—	(1)
Reclassification of net actuarial loss included in net earnings	62	(21)	41	41	(15)	26
Other comprehensive income (loss)	$103	$(27)	$76	$(21)	$(37)	$(58)
Total comprehensive income (loss)			$506			$406
Total comprehensive income (loss) attributable to noncontrolling interests			(5)			(6)
Total comprehensive income (loss) attributable to Campbell Soup Company			$511			$412
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	January 27, 2013	July 29, 2012
Current assets
Cash and cash equivalents	$410	$335
Accounts receivable, net	799	553
Inventories	886	714
Other current assets	169	169
Total current assets	2,264	1,771
Plant assets, net of depreciation	2,361	2,127
Goodwill	2,743	2,013
Other intangible assets, net of amortization	1,084	496
Other assets	141	123
Total assets	$8,593	$6,530
Current liabilities
Short-term borrowings	$1,489	$786
Payable to suppliers and others	631	571
Accrued liabilities	730	598
Dividend payable	9	93
Accrued income taxes	32	22
Total current liabilities	2,891	2,070
Long-term debt	2,940	2,004
Deferred taxes	479	298
Other liabilities	1,128	1,260
Total liabilities	7,438	5,632
Commitments and contingencies
Campbell Soup Company shareowners’ equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares as of January 27, 2013 and 542 as of July 29, 2012	12	20
Additional paid-in capital	331	329
Earnings retained in the business	1,841	9,584
Capital stock in treasury, at cost	(324)	(8,259)
Accumulated other comprehensive loss	(700)	(776)
Total Campbell Soup Company shareowners’ equity	1,160	898
Noncontrolling interests	(5)	—
Total equity	1,155	898
Total liabilities and equity	$8,593	$6,530
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Six Months Ended
	January 27, 2013	January 29, 2012
Cash flows from operating activities:
Net earnings	$430	$464
Adjustments to reconcile net earnings to operating cash flow
Restructuring charges	30	5
Stock-based compensation	51	45
Depreciation and amortization	219	124
Deferred income taxes	(13)	46
Other, net	74	60
Changes in working capital
Accounts receivable	(158)	(140)
Inventories	(46)	6
Prepaid assets	2	—
Accounts payable and accrued liabilities	5	(45)
Pension fund contributions	(78)	(63)
Other	(17)	(24)
Net cash provided by operating activities	499	478
Cash flows from investing activities:
Purchases of plant assets	(110)	(97)
Sales of plant assets	3	1
Business acquired, net of cash acquired	(1,567)	—
Other, net	(11)	1
Net cash used in investing activities	(1,685)	(95)
Cash flows from financing activities:
Net short-term borrowings (repayments)	796	(191)
Long-term borrowings	1,250	—
Repayments of notes payable	(400)	—
Dividends paid	(366)	(188)
Treasury stock purchases	(63)	(173)
Treasury stock issuances	50	23
Excess tax benefits on stock-based compensation	5	—
Other, net	(15)	—
Net cash provided by (used in) financing activities	1,257	(529)
Effect of exchange rate changes on cash	4	(16)
Net change in cash and cash equivalents	75	(162)
Cash and cash equivalents — beginning of period	335	484
Cash and cash equivalents — end of period	$410	$322
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareowners’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at July 31, 2011	542	$20	(222)	$(8,021)	$331	$9,185	$(427)	$8	$1,096
Net earnings (loss)						470		(6)	464
Other comprehensive income (loss)							(58)	—	(58)
Dividends ($.58 per share)						(189)			(189)
Treasury stock purchased			(5)	(173)					(173)
Treasury stock issued under management incentive and stock option plans			2	56	1				57
Balance at January 29, 2012	542	$20	(225)	$(8,138)	$332	$9,466	$(485)	$2	$1,197
Balance at July 29, 2012	542	$20	(230)	$(8,259)	$329	$9,584	$(776)	$—	$898
Net earnings (loss)						435		(5)	430
Other comprehensive income (loss)							76	—	76
Dividends ($.87 per share)						(279)			(279)
Treasury stock purchased			(2)	(63)					(63)
Treasury stock retired	(219)	(8)	219	7,907		(7,899)			—
Treasury stock issued under management incentive and stock option plans			3	91	2				93
Balance at January 27, 2013	323	$12	(10)	$(324)	$331	$1,841	$(700)	$(5)	$1,155
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
In June 2011, the FASB issued authoritative guidance requiring entities to present net income and other comprehensive income (OCI) in one continuous statement or two separate, but consecutive, statements of net income and comprehensive income. The option to present items of OCI in the statement of changes in equity has been eliminated. In December 2011, the FASB issued an amendment to defer a requirement in the June 2011 standard that called for reclassification adjustments from accumulated other comprehensive income (AOCI) to be measured and presented by income statement line item in net income and also in OCI. The requirements are effective for annual reporting periods beginning after December 15, 2011, and for interim reporting periods within those years. The company adopted the guidance in the first quarter of 2013. The adoption impacted the presentation of financial statements but did not have a material impact on the company’s consolidated financial statements.
In February 2013, the FASB finalized the requirements related to reclassification adjustments from AOCI. The new standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of AOCI and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. The standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The adoption will impact disclosures but will not have a material impact on the company’s consolidated financial statements.
In December 2011, the FASB issued guidance related to disclosures about offsetting (netting) of assets and liabilities in the statement of financial position. The guidance requires entities to disclose gross information and net information about both instruments and transactions that are offset in the statement of financial position, and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope includes financial instruments and derivative instruments. In January 2013, the FASB issued an amendment to the guidance to limit the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting arrangement or similar arrangement. The disclosures are required for fiscal years and interim periods within those years beginning on or after January 1, 2013. Disclosures required under the guidance will be provided for all comparative periods presented. The adoption will impact disclosures but will not have a material impact on the company’s consolidated financial statements.
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
On August 6, 2012, the company completed the acquisition of BF Bolthouse Holdco LLC (Bolthouse Farms) from a fund managed by Madison Dearborn Partners, LLC, a private equity firm, for $1,550 in cash, subject to customary purchase price adjustments. As of January 27, 2013, the preliminary purchase price adjustments resulted in an increase of the purchase price of $20. The company funded the acquisition through a combination of short- and long-term borrowings.
The acquisition of Bolthouse Farms provides the company with a new growth platform. Bolthouse Farms is a vertically integrated food and beverage company focused on developing, manufacturing and marketing fresh carrots and proprietary, high value-added natural, healthy products. Bolthouse Farms' U.S. and Canadian market-leading super-premium refrigerated beverages expand the company's beverage portfolio. Bolthouse Farms' leading U.S. and Canadian market position in fresh carrots anchors its business and provides significant cash flow. In addition, Bolthouse Farms' prominent position in the high-growth packaged fresh category offers opportunities for expansion into adjacent segments that respond directly to significant consumer trends.
The company incurred pre-tax transactions costs of $10 ($7 after tax) in the first quarter of 2013 and $5 ($3 after tax) during the fourth quarter of 2012. The costs were recorded in Other expenses/(income).
The acquisition of Bolthouse Farms contributed $195 to Net sales and resulted in an increase of $5 to Net earnings from October 29, 2012 through January 27, 2013, and contributed $366 to Net sales and resulted in an increase of $2 to Net earnings from August 6, 2012 through January 27, 2013. Net earnings reflect the transaction costs incurred in 2013, additional interest expense on the debt issued to finance the purchase, amortization and depreciation expense based on the estimated fair value and useful lives of intangible assets, plant assets, and related tax effects.
The following unaudited summary information is presented on a consolidated pro forma basis as if the acquisition had occurred on August 1, 2011.

	Three Months Ended		Six Months Ended
	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012
Net sales	$2,333	$2,281	$4,682	$4,605
Net earnings attributable to Campbell Soup Company	$190	$207	$435	$461
Earnings per share attributable to Campbell Soup Company	$0.60	$0.64	$1.38	$1.43
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
The excess of the purchase price over the estimated fair values of the identifiable assets was recorded as $695 of goodwill. Of this amount, $281 is expected to be deductible for tax purposes. The goodwill was primarily attributable to future growth opportunities and any intangible assets that did not qualify for separate recognition. The goodwill is included in the Bolthouse and Foodservice segment.

The fair value of intangible assets based on the preliminary results of appraisals is as follows:

	Type	Life			Value
Trademarks	Non-amortizable	Indefinite			$383
Customer relationships	Amortizable	20 years			132
Distributor relationship	Amortizable	7 years			2
Technology and patents	Amortizable	9	to	17 years	43
Formula and recipes	Amortizable	5 years			20
Total identifiable assets					$580

4.	Accumulated Other Comprehensive Income
The components of Accumulated other comprehensive income (loss) consisted of the following:

	January 27, 2013	July 29, 2012
Foreign currency translation adjustments, net of tax (1)	$295	$261
Cash-flow hedges, net of tax (2)	(7)	(10)
Unamortized pension and postretirement benefits, net of tax (3):
Net actuarial loss	(993)	(1,034)
Prior service credit	5	7
Total Accumulated other comprehensive loss	$(700)	$(776)
_______________________________________

(1)	Included a tax expense of $16 as of January 27, 2013, and $12 as of July 29, 2012. The amount related to noncontrolling interests was not material.

(2)	Included a tax benefit of $4 as of January 27, 2013, and $6 as of July 29, 2012.

(3)	Included a tax benefit of $560 as of January 27, 2013, and $581 as of July 29, 2012.

5.	Goodwill and Intangible Assets
The following table shows the changes in the carrying amount of goodwill by business segment:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Total
Balance at July 29, 2012	$322	$872	$561	$112	$146	$2,013
Acquisition	—	—	—	—	695	695
Foreign currency translation adjustment	—	(4)	39	—	—	35
Balance at January 27, 2013	$322	$868	$600	$112	$841	$2,743
The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	January 27, 2013	July 29, 2012
Intangible Assets:
Non-amortizable intangible assets	$883	$485
Amortizable intangible assets	212	21
	1,095	506
Accumulated amortization	(11)	(10)
Total net intangible assets	$1,084	$496

Non-amortizable intangible assets consist of trademarks, which include Bolthouse Farms, Pace, Royco, Liebig, Blå Band and Touch of Taste.
Amortizable intangible assets consist substantially of customer relationships, process technology and formulas and recipes. Amortization related to these assets was $7 and less than $1 for the six-month period ended January 27, 2013 and January 29, 2012, respectively. The estimated aggregated amortization expense for 2013 and for each of the four succeeding fiscal years is approximately $15 per year. Asset useful lives range from 5 to 20 years.

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

	Three Months Ended		Six Months Ended
	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012
Net sales
U.S. Simple Meals	$833	$824	$1,729	$1,698
Global Baking and Snacking	561	526	1,135	1,094
International Simple Meals and Beverages	405	402	759	761
U.S. Beverages	182	187	371	385
Bolthouse and Foodservice	352	173	675	335
Total	$2,333	$2,112	$4,669	$4,273

	Three Months Ended		Six Months Ended
	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012
Earnings before interest and taxes
U.S. Simple Meals	$191	$174	$465	$434
Global Baking and Snacking	74	71	159	159
International Simple Meals and Beverages	54	58	101	101
U.S. Beverages	37	34	67	64
Bolthouse and Foodservice	30	28	64	55
Corporate(1)	(77)	(33)	(140)	(63)
Restructuring charges(2)	(8)	(3)	(30)	(5)
Total	$301	$329	$686	$745
_______________________________________

(1)
Represents unallocated corporate expenses. Restructuring-related costs of $40 and $61 were included in unallocated corporate expenses for the three- and six-month periods ended January 27, 2013, respectively. In addition, unallocated corporate expenses included $10 of acquisition related costs in the six-month period ended January 27, 2013.

(2)	See Note 7 for additional information.

The company’s global net sales based on product categories are as follows:

	Three Months Ended		Six Months Ended
	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012
Net sales
Simple Meals	$1,449	$1,323	$2,871	$2,633
Baked Snacks	592	557	1,204	1,159
Beverages	292	232	594	481
Total	$2,333	$2,112	$4,669	$4,273
Simple Meals include condensed and ready-to-serve soups, broths, sauces, carrot products, and refrigerated salad dressings. Baked Snacks include cookies, crackers, biscuits, and other baked products.

7.	Restructuring Charges
2013 Initiatives
In the second quarter of 2013, the company recorded a restructuring charge of $6 ($4 after tax or $.01 per share) associated with commercial arrangements entered into with third-party providers to expand the company's access to manufacturing and distribution capabilities in Mexico. The third-party providers will produce and distribute the company's beverages, soups, broths and sauces throughout the Mexican market. As a result of these agreements, the company will close its plant in Villagrán, Mexico, in 2014 and eliminate approximately 260 positions. The charge consisted of $3 related to pension benefits (See Note 10) and $3 related to asset impairment. The company expects to incur an additional $1 of employee severance and benefit costs, $1 of accelerated depreciation and $1 of other exit costs related to this initiative. Of the aggregate $9 of pre-tax costs, the company expects approximately $4 will be cash expenditures. These charges are associated with the International Simple Meals and Beverages segment. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.
In the first quarter of 2013, the company announced several initiatives to improve its U.S. supply chain cost structure and increase asset utilization across its U.S. thermal plant network. The company expects to eliminate approximately 727 positions in connection with the initiatives, which include the following:

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

In the six-month period ended January 27, 2013, the company recorded a restructuring charge of $24 related to these initiatives. In addition, approximately $61 of costs related to these initiatives were recorded in Cost of products sold, representing accelerated depreciation. The aggregate after-tax impact of restructuring charges and related costs was $53, or $.17 per share. A summary of the pre-tax costs and remaining costs associated with the initiatives is as follows:

	Total Program	Recognized as of January 27, 2013	Remaining Costs to be Recognized
Severance pay and benefits	$25	$(22)	$3
Accelerated depreciation	75	(61)	14
Other exit costs	15	(2)	13
Total	$115	$(85)	$30
Of the aggregate $115 of pre-tax costs, the company expects approximately $38 will be cash expenditures. In addition, the company expects to invest approximately $27 in capital expenditures, primarily to relocate and refurbish a beverage filling and packaging line.
A summary of the restructuring activity and related reserves associated with these initiatives at January 27, 2013 is as follows:

		Six Months Ended
		January 27, 2013
	Accrued Balance at		Cash	Accrued Balance at
	July 29, 2012	Charges	Payments	January 27, 2013
Severance pay and benefits	$—	$22	$—	$22
Other exit costs	—	—	—	—
	$—	22	$—	$22
Accelerated depreciation		61
Other non-cash exit costs		2
Total charges		$85
A summary of restructuring charges related to these initiatives incurred to date associated with segments is as follows:

	U.S. Simple Meals	U.S. Beverages	Total
Severance pay and benefits	$17	$5	$22
Accelerated depreciation	45	16	61
Other exit costs	1	1	2
	$63	$22	$85
The company expects to incur additional pre-tax costs of approximately $30 by segment as follows: U.S. Simple Meals - $23; and U.S. Beverages - $7. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.
2011 Initiatives
In the fourth quarter of 2011, the company announced a series of initiatives to improve supply chain efficiency and reduce overhead costs across the organization to help fund plans to drive the growth of the business. The company also announced its intent to exit the Russian market. Details of the initiatives include:

•
In Australia, the company is investing in a new system to automate packing operations at its biscuit plant in Virginia. This investment occurred through the second quarter of 2013 and will result in the elimination of approximately 190 positions. Further, the company improved asset utilization in the U.S. by shifting production of ready-to-serve soups from Paris, Texas, to other facilities in 2012. In addition, the manufacturing facility in Marshall, Michigan, was closed in 2011, and manufacturing of Campbell’s Soup at Hand microwavable products was consolidated at the Maxton, North Carolina, plant in 2012.

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

•	In connection with exiting the Russian market, the company eliminated approximately 50 positions. The exit process commenced in 2011 and was substantially completed in 2012.
In 2012, the company recorded a restructuring charge of $10 ($6 after tax or $.02 per share). Of the amount recorded in 2012, $5 ($3 after tax or $.01 per share) was recorded through the end of the second quarter. In the fourth quarter of 2011, the company recorded a restructuring charge of $63 ($41 after tax or $.12 per share). A summary of the pre-tax charges and remaining costs associated with the initiatives is as follows:

	Total Program	Recognized as of January 27, 2013	Remaining Costs to be Recognized
Severance pay and benefits	$41	$(41)	$—
Asset impairment/accelerated depreciation	23	(23)	—
Other exit costs	10	(9)	1
Total	$74	$(73)	$1
Of the aggregate $74 of pre-tax costs, approximately $50 represents cash expenditures, the majority of which was spent in 2012. In addition, the company expects to invest approximately $40 in capital expenditures in connection with the actions, of which approximately $27 has been invested as of January 27, 2013. The initiatives are expected to be completed by the end of 2013.
A summary of the restructuring activity and related reserves associated with these initiatives at January 27, 2013 is as follows:

		Six Months Ended
		January 27, 2013
	Accrued Balance at		Cash	Foreign Currency Translation	Accrued Balance at
	July 29, 2012	Charges	Payments	Adjustment	January 27, 2013
Severance pay and benefits	$14	$—	$(8)	$—	$6
Other exit costs	2	—	—	—	2
	$16	$—	$(8)	$—	$8

A summary of restructuring charges incurred to date associated with each segment is as follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Corporate	Total
Severance pay and benefits	$10	$14	$11	$3	$1	$2	$41
Asset impairment/accelerated depreciation	20	—	3	—	—	—	23
Other exit costs	2	—	3	—	—	4	9
	$32	$14	$17	$3	$1	$6	$73
The company expects to incur additional pre-tax costs of approximately $1 in the U.S. Simple Meals segment. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.

8.	Earnings per Share
The accounting guidance for earnings per share provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Awards issued by the company prior to 2011 contained non-forfeitable rights to dividends or dividend equivalents.

The computation of basic and diluted earnings per share attributable to common shareowners is as follows:

	Three Months Ended		Six Months Ended
	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012
Net earnings attributable to Campbell Soup Company	$190	$205	$435	$470
Less: net earnings allocated to participating securities	—	(1)	—	(3)
Net earnings available to Campbell Soup Company common shareowners	$190	$204	$435	$467

Weighted average shares outstanding — basic	314	318	314	319
Effect of dilutive securities: stock options and other share-based payment awards	2	2	2	2
Weighted average shares outstanding — diluted	316	320	316	321

Net earnings attributable to Campbell Soup Company per common share:
Basic	$.61	$.64	$1.39	$1.46
Diluted	$.60	$.64	$1.38	$1.45
There were no antidilutive stock options for the three-month and six-month periods ended January 27, 2013 and January 29, 2012.

9.	Noncontrolling Interests
The company owns a 60% controlling interest in a joint venture formed with Swire Pacific Limited to support the development of the company’s business in China. The joint venture began operations on January 31, 2011. The noncontrolling interest’s share in the net loss was included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings.
The company owns a 70% controlling interest in a Malaysian food products manufacturing company. The earnings attributable to the noncontrolling interest were not material in 2013 or 2012.
The noncontrolling interests in these entities were included in Total equity in the Consolidated Balance Sheets and Consolidated Statements of Equity.

10.	Pension and Postretirement Benefits
The company sponsors certain defined benefit pension plans and postretirement benefit plans for employees. Components of benefit expense were as follows:

	Three Months Ended				Six Months Ended
	Pension		Postretirement		Pension		Postretirement
	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012
Service cost	$14	$13	$1	$1	$28	$27	$2	$2
Interest cost	27	30	4	5	54	61	8	9
Expected return on plan assets	(45)	(44)	—	—	(89)	(89)	—	—
Amortization of prior service credit	(1)	—	(1)	(1)	(1)	—	(1)	(1)
Recognized net actuarial loss	27	19	4	2	54	37	7	4
Curtailment loss	3	—	—	—	3	—	—	—
Net periodic benefit expense	$25	$18	$8	$7	$49	$36	$16	$14

The curtailment loss of $3 related to the planned closure of the plant in Mexico and was included in the Restructuring charges. See also Note 7.

A contribution of $75 was made to U.S. pension plans and contributions of $3 were made to non-U.S. pension plans during the six-month period ended January 27, 2013. Additional contributions to U.S. pension plans are not expected this year. Contributions to non-U.S. pension plans are expected to be approximately $8 during the remainder of the year.

11.	Short-term Borrowings and Long-term Debt
On August 6, 2012, the company completed the acquisition of Bolthouse Farms from a fund managed by Madison Dearborn Partners, LLC, a private equity firm, for $1,550 in cash, subject to customary purchase price adjustments. As of January 27, 2013, the preliminary purchase price adjustments resulted in an increase of the purchase price of $20. The acquisition was funded through a combination of short- and long-term borrowings. Approximately $326 was funded through the issuance of commercial paper. The terms of long-term borrowings, which were issued on August 2, 2012, were as follows:

•	$400 floating rate notes that mature on August 1, 2014. Interest on the notes is based on 3-month U.S. dollar LIBOR plus 0.3% . Interest is payable quarterly and commenced on November 1, 2012;

•
$450 of 2.50% notes that mature on August 2, 2022. Interest is payable semi-annually and commenced on February 2, 2013. The company may redeem the notes in whole or in part at any time at a redemption price of 100% of the principal amount plus accrued interest or an amount designed to ensure that the note holders are not penalized by the early redemption; and

•
$400 of 3.80% notes that mature on August 2, 2042. Interest is payable semi-annually and commenced on February 2, 2013. The company may redeem the notes in whole or in part at any time at a redemption price of 100% of the principal amount plus accrued interest or an amount designed to ensure that the note holders are not penalized by the early redemption.

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
Concentration of Credit Risk
The company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations.  To mitigate counterparty credit risk, the company only enters into contracts with carefully selected, leading, credit-worthy financial institutions, and distributes contracts among several financial institutions to reduce the concentration of credit risk. The company does not have credit-risk-related contingent features in its derivative instruments as of January 27, 2013. During 2012, the company's largest customer accounted for approximately 17% of consolidated net sales. The company closely monitors credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
The company is exposed to foreign currency exchange risk related to its international operations, including non-functional currency intercompany debt and net investments in subsidiaries. The company is also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. Principal currencies hedged include the Australian dollar, Canadian dollar, euro, Swedish krona, New Zealand dollar, British pound and Japanese yen. The company utilizes foreign exchange forward purchase and sale contracts as well as cross-currency swaps to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. The company hedges portions of its forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. To hedge currency exposures related to intercompany debt, cross-currency swap contracts are entered into for periods consistent with the underlying debt. As of January 27, 2013, cross-currency swap contracts mature between 2 and 30 months. The notional amount of foreign exchange forward and cross-currency swap contracts accounted for as cash-flow hedges was $152 at January 27, 2013 and $156 at July 29, 2012. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings on the same line item and the same period in which the underlying hedged transaction affects earnings. The notional amount of foreign exchange forward and cross-currency swap contracts that are not designated as accounting hedges was $850 and $908 at January 27, 2013 and July 29, 2012, respectively.
Interest Rate Risk
The company manages its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain its variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. The notional amount of outstanding fair-value interest rate swaps totaled $200 at January 27, 2013 and $500 at July 29, 2012. These swaps mature in 8 months. The company manages its exposure to interest rate volatility on future debt issuances by entering into forward starting interest rate swaps to lock in the rate on the interest payments related to the forecasted debt issuances. Pay fixed rate/receive variable rate forward starting interest rate swaps are accounted for as cash-flow hedges. The notional amount of outstanding forward starting interest rate swaps totaled $250 at January 27, 2013 and $600 at July 29, 2012. Forward starting interest rate swaps with a notional value of $400 were settled in August 2012, at a loss of $2, which was recorded in other comprehensive income (loss). The loss on the forward starting interest rate swaps will be amortized over the life of the 10-year debt issued in August 2012.
Commodity Price Risk
The company principally uses a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. The company also enters into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of diesel fuel, soybean oil, aluminum, wheat, natural gas and cocoa, which impact the cost of raw materials. Commodity futures, options, and swap contracts are either accounted for as cash-flow hedges or are not designated as accounting hedges. The company hedges a portion of commodity requirements for periods typically up to 12 months. There were no commodity contracts accounted for as cash-flow hedges as of January 27, 2013 and July 29, 2012. The notional amount of commodity contracts not designated as accounting hedges was $85 at January 27, 2013 and $95 at July 29, 2012.
Equity Price Risk
The company enters into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of the company’s capital stock, the total return of the Vanguard Institutional Index, the total return of the Vanguard Total International Stock Index and, beginning in April 2012, the total return of the Vanguard Short-Term Bond Index. Under these contracts, the company pays variable interest rates and receives from the counterparty either the total return on company capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index; the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index; or the total return of the Vanguard Short-Term Bond Index. These contracts were not designated as hedges for accounting purposes and are entered into for periods typically not exceeding 12 months. The notional amounts of the contracts as of January 27, 2013 and July 29, 2012 were $77 and $75, respectively.
The following table summarizes the fair value of derivative instruments recorded in the Consolidated Balance Sheets as of January 27, 2013, and July 29, 2012:

	Balance Sheet Classification	January 27, 2013	July 29, 2012
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$—	$1
Forward starting interest rate swaps	Other current assets	—	1
Interest rate swaps	Other current assets	6	4
Forward starting interest rate swaps	Other assets	9	1
Interest rate swaps	Other assets	—	9
Total derivatives designated as hedges		$15	$16
Derivatives not designated as hedges:
Commodity derivative contracts	Other current assets	$5	$8
Cross-currency swap contracts	Other current assets	2	19
Deferred compensation derivative contracts	Other current assets	2	1
Foreign exchange forward contracts	Other current assets	1	1
Total derivatives not designated as hedges		10	29
Total asset derivatives		$25	$45

	Balance Sheet Classification	January 27, 2013	July 29, 2012
Liability Derivatives
Derivatives designated as hedges:
Cross-currency swap contracts	Accrued liabilities	$24	$—
Foreign exchange forward contracts	Accrued liabilities	1	—
Cross-currency swap contracts	Other liabilities	—	25
Total derivatives designated as hedges		$25	$25
Derivatives not designated as hedges:
Commodity derivative contracts	Accrued liabilities	$3	$4
Cross-currency swap contracts	Accrued liabilities	53	25
Cross-currency swap contracts	Other liabilities	3	29
Total derivatives not designated as hedges		$59	$58
Total liability derivatives		$84	$83
The following tables show the effect of the company’s derivative instruments designated as cash-flow hedges for the three- and six-month periods ended January 27, 2013 and January 29, 2012, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:
Derivatives Designated as Cash-Flow Hedges

		Total Cash-Flow Hedge OCI Activity
Three Months Ended January 27, 2013, and January 29, 2012		2013	2012
OCI derivative gain/(loss) at beginning of quarter		$(16)	$(22)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		(1)	(2)
Forward starting interest rate swaps		5	—
Amount of (gain) or loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	—	5
Foreign exchange forward contracts	Other expenses/income	—	(1)
Forward starting interest rate swaps	Interest expense	1	1
OCI derivative gain/(loss) at end of quarter		$(11)	$(19)

		Total Cash-Flow Hedge OCI Activity
Six Months Ended January 27, 2013, and January 29, 2012		2013	2012
OCI derivative gain/(loss) at beginning of year		$(16)	$(31)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		(1)	5
Cross-currency swap contracts		—	(1)
Forward starting interest rate swaps		5	—
Amount of (gain) or loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	(1)	6
Forward starting interest rate swaps	Interest expense	2	2
OCI derivative gain/(loss) at end of quarter		$(11)	$(19)
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a loss of $3. The ineffective portion and amount excluded from effectiveness testing were not material.

The following tables show the effect of the company’s derivative instruments designated as fair-value hedges in the Consolidated Statements of Earnings:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives		Amount of Gain or (Loss) Recognized in Earnings on Hedged Item
Derivatives Designated as Fair-Value Hedges	Location of Gain or (Loss) Recognized in Earnings	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012
Three Months Ended
Interest rate swaps	Interest expense	$(3)	$(5)	$3	$5

Six Months Ended
Interest rate swaps	Interest expense	$(7)	$(10)	$7	$10
The following table shows the effects of the company’s derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended		Six Months Ended
Derivatives not Designated as Hedges	Location of Gain or (Loss) Recognized in Earnings	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012
Foreign exchange forward contracts	Cost of products sold	$(1)	$3	$(1)	$4
Foreign exchange forward contracts	Other expenses/income	—	1	—	1
Cross-currency swap contracts	Other expenses/income	(10)	16	(18)	39
Commodity derivative contracts	Cost of products sold	(1)	(2)	(1)	(7)
Deferred compensation derivative contracts	Administrative expenses	4	(2)	6	(1)
Total		$(8)	$16	$(14)	$36

13.	Fair Value Measurements
The company is required to categorize financial assets and liabilities based on the following fair value hierarchy:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the company’s financial assets and liabilities that are measured at fair value on a recurring basis as of January 27, 2013, and July 29, 2012, consistent with the fair value hierarchy:

	Fair Value as of January 27, 2013	Fair Value Measurements at January 27, 2013 Using Fair Value Hierarchy			Fair Value as of July 29, 2012	Fair Value Measurements at July 29, 2012 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Interest rate swaps(1)	$6	$—	$6	$—	$13	$—	$13	$—
Forward starting interest rate swaps(1)	9	—	9	—	2	—	2	—
Foreign exchange forward contracts(2)	1	—	1	—	2	—	2	—
Cross-currency swap contracts(3)	2	—	2	—	19	—	19	—
Commodity derivative contracts(4)	5	3	2	—	8	5	3	—
Deferred compensation derivative contracts(5)	2	—	2	—	1	—	1	—
Total assets at fair value	$25	$3	$22	$—	$45	$5	$40	$—

	Fair Value as of January 27, 2013	Fair Value Measurements at January 27, 2013 Using Fair Value Hierarchy			Fair Value as of July 29, 2012	Fair Value Measurements at July 29, 2012 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange forward contracts(2)	$1	$—	$1	$—	$—	$—	$—	$—
Cross-currency swap contracts(3)	80	—	80	—	79	—	79	—
Commodity derivative contracts(4)	3	1	2	—	4	2	2	—
Deferred compensation obligation(6)	123	123	—	—	109	109	—	—
Total liabilities at fair value	$207	$124	$83	$—	$192	$111	$81	$—

___________________________________

(1)	Based on LIBOR swap rates.

(2)	Based on observable market transactions of spot currency rates and forward rates.

(3)	Based on observable local benchmarks for currency and interest rates.

(4)	Based on quoted futures exchanges and on observable prices of futures and options transactions in the marketplace.

(5)	Based on LIBOR and equity index swap rates.

(6)	Based on the fair value of the participants’ investments.

Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, excluding the current portion of long-term debt, approximate fair value. Cash equivalents of $202 at January 27, 2013 and $80 at July 29, 2012 represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs. The fair value of long-term debt, including the current portion of long-term debt in Short-term borrowings, was $3,461 at January 27, 2013 and $2,663 at July 29, 2012. The carrying value was $3,250 at January 27, 2013 and $2,408 at July 29, 2012. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.

14.	Share Repurchases
In December 2012, 219 million shares held as treasury stock were retired and returned to unissued status.
In June 2011, the Board authorized the purchase of up to $1,000 of company stock. This program has no expiration date. The company suspended purchases under this program in July 2012. Approximately $750 remained available under this program as of January 27, 2013.
The company also repurchases shares to offset the impact of dilution from shares issued under the company’s stock compensation plans. During the six-month period ended January 27, 2013, the company repurchased approximately 2 million shares at a cost of $63.
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
Total pre-tax stock-based compensation expense recognized in the Consolidated Statements of Earnings was $26 and $23 for the three-month periods ended January 27, 2013, and January 29, 2012, respectively. Tax-related benefits of $10 and $9 were also recognized for the three-month periods ended January 27, 2013, and January 29, 2012, respectively. Total pre-tax stock-based compensation expense recognized in the Consolidated Statements of Earnings was $51 and $45 for the six-month periods ended January 27, 2013, and January 29, 2012, respectively. Tax-related benefits of $19 and $17 were also recognized for the six-month periods ended January 27, 2013, and January 29, 2012, respectively. Cash received from the exercise of stock options was $50 and $23 for the six-month periods ended January 27, 2013, and January 29, 2012, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
The following table summarizes stock option activity as of January 27, 2013:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)
Outstanding at July 29, 2012	4,254	$26.73
Granted	—	$—
Exercised	(1,898)	$26.47
Terminated	—	$—
Outstanding at January 27, 2013	2,356	$26.94	1.4	$23
Exercisable at January 27, 2013	2,356	$26.94	1.4	$23
The total intrinsic value of options exercised during the six-month periods ended January 27, 2013, and January 29, 2012, was $18 and $4, respectively. As of January 2009, compensation related to stock options was fully expensed. The company measured the fair value of stock options using the Black-Scholes option pricing model.

The following table summarizes time-lapse restricted stock units, EPS performance restricted stock units and strategic performance restricted stock units as of January 27, 2013:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 29, 2012	3,951	$33.19
Granted	1,867	$35.04
Vested	(1,113)	$33.44
Forfeited	(125)	$33.35
Nonvested at January 27, 2013	4,580	$33.90
The fair value of time-lapse restricted stock units, EPS performance restricted stock units, and strategic performance restricted stock units is determined based on the quoted price of the company’s stock at the date of grant. Time-lapse restricted stock units are expensed on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis. EPS performance restricted stock units are expensed on a graded-vesting basis, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis. There were approximately 269 thousand EPS performance target grants outstanding at January 27, 2013 with a weighted-average grant-date fair value of $34.29. Strategic performance restricted stock units are expensed on a straight-line basis over the service period. Awards of the strategic performance restricted stock units will be earned based upon the achievement of two key metrics, net sales and EPS growth, compared to strategic plan objectives during a two-year period. There were approximately 1.8 million strategic performance target grants outstanding at January 27, 2013 with a weighted-average grant-date fair value of $33.22. The actual number of EPS performance restricted stock units and strategic performance restricted stock units issued at the vesting date could range from 0% to 100% and 0% to 200%, respectively, of the initial grant, depending on actual performance achieved. Expense is estimated based on the number of awards expected to vest.
On July 1, 2011, the company issued approximately 400 thousand special retention time-lapse restricted stock units to certain executives to support successful execution of the company’s shift in strategic direction and leadership transition. These awards vest over a period of two years and are included in the table above. The grant-date fair value was $34.65.
As of January 27, 2013, total remaining unearned compensation related to nonvested time-lapse restricted stock units, EPS performance restricted stock units and strategic performance restricted stock units was $77, which will be amortized over the weighted-average remaining service period of 1.6 years. The fair value of restricted stock units vested during the six-month periods ended January 27, 2013, and January 29, 2012, was $39 and $37, respectively. The weighted-average grant-date fair value of the restricted stock units granted during six-month period ended January 29, 2012 was $32.38.
The following table summarizes TSR performance restricted stock units as of January 27, 2013:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 29, 2012	2,143	$37.94
Granted	582	$39.76
Vested	—	$—
Forfeited	(1,232)	$34.06
Nonvested at January 27, 2013	1,493	$41.86

The company estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation. Assumptions used in the Monte Carlo simulation were as follows:

2013
Risk-free interest rate	0.30%
Expected dividend yield	3.26%
Expected volatility	15.07%
Expected term	3 years
Compensation expense is recognized on a straight-line basis over the service period. As of January 27, 2013, total remaining unearned compensation related to TSR performance restricted stock units was $27, which will be amortized over the weighted-average remaining service period of 2.0 years. In the first quarter of 2013, recipients of TSR performance restricted stock units earned 0% of the initial grants based upon the company’s TSR ranking in a performance peer group during a three-year period ended July 27, 2012. There were no TSR performance restricted stock units granted during 2012.
The excess tax benefits on the exercise of stock options and vested restricted stock presented as cash flows from financing activities were $5 for the six-month period ended January 27, 2013 and were not material for the six-month period ended January 29, 2012.

16.	Inventories

	January 27, 2013	July 29, 2012
Raw materials, containers and supplies	$383	$277
Finished products	503	437
Total inventories	$886	$714

17.	Supplemental Cash Flow Information
Other cash used in operating activities for the six-month periods was comprised of the following:

	January 27, 2013	January 29, 2012
Benefit related payments	$(17)	$(20)
Other	—	(4)
	$(17)	$(24)

Item 2.
CAMPBELL SOUP COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Description of the Company
Campbell Soup Company is a manufacturer and marketer of high-quality, branded convenience food products.
On August 6, 2012, the company completed the acquisition of BF Bolthouse Holdco LLC (Bolthouse Farms) from a fund managed by Madison Dearborn Partners, LLC, a private equity firm, for $1.550 billion in cash, subject to customary purchase price adjustments. As of January 27, 2013, the preliminary purchase price adjustments resulted in an increase of the purchase price of $20 million. The company funded the acquisition through a combination of short- and long-term borrowings. See Notes 3 and 11 to the Consolidated Financial Statements for more information on the acquisition.
The company reports the results of operations in the following reportable segments: U.S. Simple Meals; Global Baking and Snacking; International Simple Meals and Beverages; U.S. Beverages; and Bolthouse and Foodservice.
Executive Summary
This Executive Summary provides significant highlights from the discussion and analysis that follows.

•	Net sales increased 10% in the quarter to $2.333 billion, primarily due to the acquisition of Bolthouse Farms.

•
Gross profit, as a percent of sales, decreased to 35.1% in the current quarter from 38.4% a year ago. The decline was primarily attributable to the impact of restructuring-related costs recognized in the current quarter and the acquisition of Bolthouse Farms.

•
Net earnings per share for the quarter were $.60, compared to $.64 a year ago. The current-year quarter included $.09 per share of expense from restructuring charges and related costs, as discussed below.

Net earnings attributable to Campbell Soup Company
The following items impacted the comparability of net earnings and net earnings per share:

•
In the second quarter of 2013, the company recorded a pre-tax restructuring charge of $6 million related to commercial arrangements entered into with third-party providers that will expand the company's access to manufacturing and distribution capabilities in Mexico. The third-party providers will produce and distribute the company's beverages, soups, broths and sauces throughout the Mexican market. As a result of these arrangements, the company will close its plant in Villagrán, Mexico;

•
In the first quarter of 2013, the company announced several initiatives to improve its U.S. supply chain cost structure and increase asset utilization across its U.S. thermal plant network. In the second quarter of 2013, the company recorded a pre-tax restructuring charge of $2 million and restructuring-related costs of $40 million in Cost of products sold related to the initiatives. In the six-month period ended January 27, 2013, the company recorded a pre-tax restructuring charge of $24 million and restructuring-related costs of $61 million in Cost of products sold;

The aggregate impact of the restructuring initiatives in the second quarter of 2013 was pre-tax restructuring charges of $8 million and restructuring-related costs of $40 million in Costs of products sold (aggregate impact of $30 million after tax or $.09 per share). The aggregate impact of the restructuring initiatives in the year-to-date period of 2013 was pre-tax restructuring charges of $30 million and restructuring-related costs of $61 million in Costs of products sold (aggregate impact of $57 million after tax or $.18 per share);

•	In the first quarter of 2013, the company incurred transaction costs of $10 million ($7 million after tax or $.02 per share) associated with the acquisition of Bolthouse Farms; and

•
In the fourth quarter of 2011, the company announced a series of initiatives to improve supply chain efficiency and reduce overhead costs across the organization to help fund plans to drive growth of the business. The company also announced its intent to exit the Russian market. In the second quarter of 2012, the company recorded a pre-tax restructuring charge of $3 million ($2 million after tax or $.01 per share) related to the initiatives. The year-to-date 2012 impact was $5 million ($3 million after tax or $.01 per share).

The items impacting comparability are summarized below:

	Three Months Ended
	January 27, 2013		January 29, 2012
	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
	(Millions, except per share amounts)
Net earnings	$190	$.60	$205	$0.64

Restructuring charges and related costs	$(30)	$(.09)	$(2)	$(.01)

	Six Months Ended
	January 27, 2013		January 29, 2012
	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
	(Millions, except per share amounts)
Net earnings	$435	$1.38	$470	$1.45

Restructuring charges and related costs	$(57)	$(.18)	$(3)	$(.01)
Acquisition transaction costs	(7)	(.02)	—	—
Impact of items on net earnings	$(64)	$(.20)	$(3)	$(.01)
Net earnings were $190 million in the quarter ended January 27, 2013, compared to $205 million in the year-ago quarter. After adjusting for restructuring charges and related costs, net earnings increased primarily due to the impact of the acquisition of Bolthouse Farms, lower marketing expenses and a lower effective tax rate, partially offset by higher selling expenses. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding, reflecting the impact of the company’s strategic share repurchase program in 2012.
Net earnings were $435 million in the six months ended January 27, 2013, compared to $470 million in the year-ago period. After adjusting for restructuring charges and related costs and acquisition transaction costs, net earnings increased primarily due to the impact of the acquisition of Bolthouse Farms, lower marketing expenses and a lower effective tax rate, partially offset by higher selling and administrative expenses. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding, reflecting the impact of the company’s strategic share repurchase program in 2012.
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

SECOND-QUARTER DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	2013	2012	% Change
	(Millions)
U.S. Simple Meals	$833	$824	1%
Global Baking and Snacking	561	526	7
International Simple Meals and Beverages	405	402	1
U.S. Beverages	182	187	(3)
Bolthouse and Foodservice	352	173	103
	$2,333	$2,112	10%

An analysis of percent change of net sales by reportable segment follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Total
Volume and Mix	(1)%	6%	1%	(3)%	(6)%	—%
Price and Sales Allowances	2	1	2	—	—	2
Increased Promotional Spending (1)	—	(1)	(3)	—	(4)	(1)
Currency	—	1	1	—	—	—
Acquisition	—	—	—	—	113	9
	1%	7%	1%	(3)%	103%	10%
__________________________________________

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.
In U.S. Simple Meals, sales increased 1%. U.S. Soup sales increased 1%. Sales were negatively impacted by a decline in customer inventory levels. Further details of U.S. Soup include:

•	Sales of Campbell’s condensed soups increased 1%, driven by gains in eating varieties. Sales of cooking varieties were comparable to the year-ago quarter.

•
Sales of ready-to-serve soups increased 8%, primarily due to double-digit volume gains in Campbell's Chunky canned soups and the benefit of new items across the portfolio, slightly offset by declines in microwavable soups.

•
Broth sales declined 12%, primarily due to declines in canned broth products, attributable to movements in customer inventory levels, following increased shipments in the first quarter of 2013 to support holiday promotions.

U.S. Sauces sales were comparable to the prior-year quarter as gains in Swanson canned poultry, Campbell's canned pasta, Pace Mexican sauces, and the benefit from the introduction of Campbell's Skillet Sauces were offset by lower sales in Prego pasta sauces and Chunky chili.
In Global Baking and Snacking, sales increased 7%. Pepperidge Farm sales increased, primarily driven by volume gains, partially offset by increased promotional spending. Within Pepperidge Farm, sales of cookies and crackers increased driven by gains in Goldfish snack crackers and the national launch of Jingos! adult savory crackers, as well as improved performance of cookies reflecting a successful holiday period. In addition, sales of Pepperidge Farm bakery products increased due to volume gains across most of the portfolio. The volume gains were partially due to increased shelf space at retail outlets resulting from the bankruptcy of a competitor. In Arnott's, sales increased due to growth in Australia, significant gains in Indonesia and the impact of currency. Sales growth in Australia was driven across all categories: savory crackers, chocolate cookies, and sweet varieties. Promotional spending was increased within the segment to remain competitive.
In International Simple Meals and Beverages, sales increased 1%, primarily due to the impact of currency. In Canada, sales increased primarily due to the impact of currency. In Europe, sales decreased primarily due to the impact of currency. Excluding the impact of currency, sales in Europe were comparable to a year ago, as growth in France was offset by lower export sales. In Asia Pacific, sales decreased due to declines in Australia and Japan, partially offset by growth in Malaysia. Sales in Latin America increased. Promotional spending was increased within the segment to remain competitive.
In U.S. Beverages, sales decreased 3% due to declines in V8 vegetable juice and V8 V-Fusion beverages. The decrease in V8 V-Fusion beverages was primarily due to declines in the base business, partially offset by growth in new V8 V-Fusion products. V8 Splash beverages increased slightly. The business was adversely affected by competitive activity in the shelf stable juice category.
In Bolthouse and Foodservice, the acquisition of Bolthouse Farms contributed $195 million to sales. North America Foodservice sales declined 10% primarily due to declines in frozen soup sales, reflecting the loss of a major restaurant customer, and higher levels of promotional spending to remain competitive.

Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $8 million in 2013. As a percent of sales, gross profit decreased from 38.4% in 2012 to 35.1% in 2013. The 3.3-percentage-point decrease in gross margin percentage in 2013 was due to the following factors:

Margin Impact
Restructuring-related costs	(1.7)
Cost inflation and other factors	(1.5)
Impact of acquisition	(1.4)
Higher level of promotional spending	(0.8)
Mix	(0.2)
Productivity improvements	1.4
Higher selling prices	0.9
(3.3)
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 12.7% in 2013 and 14.1% in 2012. Marketing and selling expenses were $297 million in 2013, comparable to the prior year. Lower advertising and consumer promotion expenses (approximately 8 percentage points), primarily in the U.S. Soup business, were partially offset by increased spending to support innovation efforts (approximately 3 percentage points); higher selling expenses and other marketing expenses (approximately 3 percentage points) and the impact of the acquisition (approximately 2 percentage points).
Administrative Expenses
Administrative expenses as a percent of sales were 7.4% in 2013 and 7.2% in 2012. Administrative expenses increased by 13% in 2013 from 2012, primarily due to the impact of the acquisition (approximately 10 percentage points) and higher compensation and benefit costs, including pension expense (approximately 3 percentage points).
Operating Earnings
Segment operating earnings increased 6% in 2013 from 2012.
An analysis of operating earnings by segment follows:

	2013	2012	% Change
	(Millions)
U.S. Simple Meals	$191	$174	10%
Global Baking and Snacking	74	71	4
International Simple Meals and Beverages	54	58	(7)
U.S. Beverages	37	34	9
Bolthouse and Foodservice	30	28	7
	386	365	6%
Unallocated corporate expenses	(77)	(33)
Restructuring charges(1)	(8)	(3)
Earnings before interest and taxes	$301	$329
__________________________________________

(1)	See Note 7 to the Consolidated Financial Statements for additional information on restructuring charges.
Earnings from U.S. Simple Meals increased 10%. The benefits from higher selling prices, productivity improvements and lower marketing expenses were partially offset by the impact of volume declines and cost inflation. The increase was driven by earnings gains in U.S. Soup, partially offset by a decline in U.S. Sauces.
Earnings from Global Baking and Snacking increased 4%. Volume gains and productivity improvements were partly offset by increased promotional spending and cost inflation. The increase in earnings was due to growth in Pepperidge Farm, partly offset by lower earnings in Arnott's.
Earnings from International Simple Meals and Beverages decreased 7%. The decrease was primarily due to lower earnings in Canada, reflecting cost inflation in excess of net price realization.

Earnings from U.S. Beverages increased 9%, primarily due to lower advertising expenses and productivity improvements, partially offset by volume declines and cost inflation.
Earnings from Bolthouse and Foodservice increased $2 million to $30 million due to the acquisition of Bolthouse Farms, which contributed $15 million, mostly offset by lower earnings in North America Foodservice resulting from the decline in sales.
Unallocated corporate expenses in the current quarter include restructuring-related costs of $40 million.
Interest Expense
Interest expense increased to $33 million in 2013 from $28 million in 2012, reflecting a higher debt level due to the acquisition of Bolthouse Farms, partially offset by lower interest rates.
Taxes on Earnings
The effective tax rate was 30.7% for the current quarter compared to 33.7% in the year-ago quarter. The reduction in the effective rate in 2013 was primarily due to lower taxes on foreign earnings and the benefit of recent changes in U.S. tax law. In addition, the company recognized a tax benefit of $18 million on $48 million of restructuring charges and related costs.

SIX-MONTH DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	2013	2012	% Change
	(Millions)
U.S. Simple Meals	$1,729	$1,698	2%
Global Baking and Snacking	1,135	1,094	4
International Simple Meals and Beverages	759	761	—
U.S. Beverages	371	385	(4)
Bolthouse and Foodservice	675	335	101
	$4,669	$4,273	9%
An analysis of percent change of net sales by reportable segment follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Total (2)
Volume and Mix	—%	4%	1%	(3)%	(4)%	—%
Price and Sales Allowances	2	2	2	—	—	2
Increased Promotional Spending (1)	—	(2)	(2)	(1)	(4)	(1)
Currency	—	—	(1)	—	—	—
Acquisition	—	—	—	—	109	9
	2%	4%	—%	(4)%	101%	9%
__________________________________________

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

(2)	Does not add due to rounding.
In U.S. Simple Meals, sales increased 2%, reflecting increases in U.S. Soup and U.S. Sauces. U.S. Soup sales increased 2%. Further details of U.S. Soup include:

•	Sales of Campbell’s condensed soups were comparable to the prior year as declines in eating varieties were offset by gains in cooking varieties.

•	Sales of ready-to-serve soups increased 6%. Volume-driven gains in Campbell's Chunky canned soups and the benefit of new items were partially offset by declines in microwavable soups.

•	Broth sales decreased 1%. Lower sales of canned products and Swanson Flavor Boost concentrated broth, which was introduced in 2012, were partially offset by gains in aseptically packaged broth.

U.S. Sauces sales increased 2% primarily due to the launch of Campbell's Skillet Sauces, growth in Pace Mexican sauces, and an increase in Prego pasta sauces, partially offset by lower sales of other simple meal products.
In Global Baking and Snacking, sales increased 4%. Pepperidge Farm sales increased due to growth in Goldfish snack crackers, the launch of Jingos! adult savory crackers and sales gains in bakery products. In Arnott’s, sales increased primarily due to significant gains in Indonesia and sales growth in Australia, driven by chocolate cookies and sweet varieties. Promotional spending was increased within the segment to remain competitive.
In International Simple Meals and Beverages, sales were comparable to the prior year. Sales increases in Canada, which were primarily due to currency, Latin America, and the Asia Pacific region were offset by declines in Europe. In Europe, sales decreased primarily due to the impact of currency, and declines in Germany and export sales, partially offset by growth in France. In the Asia Pacific region, sales increased due to growth in Malaysia, partially offset by declines in Australia. Promotional spending was increased within the segment to remain competitive.
In U.S. Beverages, sales decreased 4% due to declines in V8 vegetable juice and V8 V-Fusion beverages, partially offset by an increase in V8 Splash beverages. The decrease in V8 V-Fusion beverages was primarily due to declines in the base business, partially offset by growth in new V8 V-Fusion products.
In Bolthouse and Foodservice, the acquisition of Bolthouse Farms contributed $366 million to sales. North America Foodservice sales declined 8% primarily due to declines in frozen soup products, reflecting the loss of a major restaurant customer, and higher levels of promotional spending to remain competitive.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $19 million in 2013. As a percent of sales, gross profit decreased from 39.0% in 2012 to 36.1% in 2013. The 2.9-percentage-point decrease in gross margin percentage in 2013 was due to the following factors:

Margin Impact
Cost inflation and other factors	(1.9)
Impact of acquisition	(1.3)
Restructuring-related costs	(1.3)
Higher level of promotional spending	(0.7)
Mix	(0.1)
Productivity improvements	1.5
Higher selling prices	0.9
(2.9)
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 11.8% in 2013 and 13.1% in 2012. Marketing and selling expenses decreased 1% in 2013 from 2012. The decrease was primarily due to reductions in advertising and consumer promotion expenses, primarily in the U.S. Soup business (approximately 8 percentage points), partially offset by higher selling and other marketing expenses (approximately 4 percentage points) and the impact of the acquisition (approximately 3 percentage points).
Administrative Expenses
Administrative expenses as a percent of sales were 7.2% in 2013 and 7.0% in 2012. Administrative expenses increased by 12% in 2013 from 2012, primarily due to the impact of the acquisition (approximately 9 percentage points) and higher compensation and benefit costs, including pension expense (approximately 3 percentage points).

Operating Earnings
Segment operating earnings increased 5% in 2013 from 2012.
An analysis of operating earnings by segment follows:

	2013	2012	% Change
	(Millions)
U.S. Simple Meals	$465	$434	7%
Global Baking and Snacking	159	159	—
International Simple Meals and Beverages	101	101	—
U.S. Beverages	67	64	5
Bolthouse and Foodservice	64	55	16
	856	813	5%
Unallocated corporate expenses	(140)	(63)
Restructuring charges(1)	(30)	(5)
Earnings before interest and taxes	$686	$745
__________________________________________

(1)	See Note 7 to the Consolidated Financial Statements for additional information on restructuring charges.
Earnings from U.S. Simple Meals increased 7%. Productivity savings, lower marketing expenses and higher selling prices, net of related volume impacts, were partly offset by cost inflation. The increase in operating earnings was due to gains in U.S. Soup, partly offset by a decline in U.S. Sauces.
Earnings from Global Baking and Snacking were comparable to the prior year, reflecting growth in Pepperidge Farm offset by lower earnings in Arnott's.
Earnings from International Simple Meals and Beverages were comparable to the prior year, reflecting lower earnings in Europe offset by earnings gains in the Asia Pacific region.
Earnings from U.S. Beverages increased 5%, primarily due to lower advertising and consumer promotion expenses and productivity initiatives, partly offset by volume declines and cost inflation.
Earnings from Bolthouse and Foodservice increased due to the acquisition of Bolthouse Farms, which contributed $29 million, partially offset by lower earnings in North America Foodservice.
Unallocated corporate expenses in 2013 include restructuring-related costs of $61 million and transaction costs of $10 million associated with the acquisition of Bolthouse Farms.
Interest Expense
Interest expense increased to $69 million in 2013 from $58 million in 2012, reflecting a higher debt level due to the acquisition of Bolthouse Farms, partially offset by lower interest rates.
Taxes on Earnings
The effective tax rate was 30.9% for the current period compared to 32.9% in the year-ago period. The current year included a tax benefit of $37 million on $101 million of restructuring charges and related costs and acquisition transaction costs. The reduced effective rate in 2013 reflects lower taxes on foreign earnings and the benefit of recent changes in U.S. tax law.
Restructuring Charges
2013 Initiatives
In the second quarter of 2013, the company recorded a restructuring charge of $6 million ($4 million after tax or $.01 per share) associated with commercial arrangements entered into with third-party providers to expand the company's access to manufacturing and distribution capabilities in Mexico. The third-party providers will produce and distribute the company's beverages, soups, broths and sauces throughout the Mexican market. As a result of these agreements, the company will close its plant in Villagrán, Mexico, in 2014 and eliminate approximately 260 positions. The charge consisted of $3 million related to pension benefits (See Note 10 to the Consolidated Financial Statements for more information) and $3 million related to asset impairment. The company expects to incur an additional $1 million of employee severance and benefit costs, $1 million of accelerated depreciation and $1 million of other exit costs related to this initiative. Of the aggregate $9 million of pre-tax costs, the company expects approximately $4 million will be cash expenditures. The cash outflows related to this program are not expected to have a material adverse impact on the company’s liquidity. Annual ongoing pre-tax cash savings are not expected to be material.

These charges are associated with the International Simple Meals and Beverages segment. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.
In the first quarter of 2013, the company announced several initiatives to improve its U.S. supply chain cost structure and increase asset utilization across its U.S. thermal plant network. The company expects to eliminate approximately 727 positions in connection with the initiatives, which include the following:

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

In the six-month period ended January 27, 2013, the company recorded a restructuring charge of $24 million related to these initiatives. In addition, approximately $61 million of costs related to these initiatives were recorded in Cost of products sold, representing accelerated depreciation. The aggregate after-tax impact of restructuring charges and related costs was $53 million, or $.17 per share. A summary of the pre-tax costs and remaining costs associated with the initiatives is as follows:

(Millions)	Total Program	Recognized as of January 27, 2013	Remaining Costs to be Recognized
Severance pay and benefits	$25	$(22)	$3
Accelerated depreciation	75	(61)	14
Other exit costs	15	(2)	13
Total	$115	$(85)	$30
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
The total pre-tax costs of $115 million associated with segments are expected to be as follows: U.S. Simple Meals - $86 million; and U.S. Beverages - $29 million. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.
2011 Initiatives
In the fourth quarter of 2011, the company announced a series of initiatives to improve supply chain efficiency and reduce overhead costs across the organization to help fund plans to drive the growth of the business. The company also announced its intent to exit the Russian market. Details of the initiatives include:

•
In Australia, the company is investing in a new system to automate packing operations at its biscuit plant in Virginia. This investment occurred through the second quarter of 2013 and will result in the elimination of approximately 190 positions. Further, the company improved asset utilization in the U.S. by shifting production of ready-to-serve soups from Paris, Texas, to other facilities in 2012. In addition, the manufacturing facility in Marshall, Michigan, was closed in 2011, and manufacturing of Campbell’s Soup at Hand microwavable products was consolidated at the Maxton, North Carolina, plant in 2012.

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

•	In connection with exiting the Russian market, the company eliminated approximately 50 positions. The exit process commenced in 2011 and was substantially completed in 2012.
In 2012, the company recorded a restructuring charge of $10 million ($6 million after tax or $.02 per share). Of the amount recorded in 2012, $5 million ($3 million after tax or $.01) was recorded through the end of the second quarter. In the fourth quarter of 2011, the company recorded a restructuring charge of $63 million ($41 million after tax or $.12 per share). A summary of the pre-tax charges and remaining costs associated with the initiatives is as follows:

(Millions)	Total Program	Recognized as of January 27, 2013	Remaining Costs to be Recognized
Severance pay and benefits	$41	$(41)	$—
Asset impairment/accelerated depreciation	23	(23)	—
Other exit costs	10	(9)	1
Total	$74	$(73)	$1

Of the aggregate $74 million of pre-tax costs, approximately $50 million represents cash expenditures, the majority of which was spent in 2012. In addition, the company expects to invest approximately $40 million in capital expenditures in connection with the actions, of which approximately $27 million has been invested as of January 27, 2013. The remaining cash outflows related to these programs are not expected to have a material adverse impact on the company’s liquidity. The initiatives are expected to be completed by the end of 2013.
The initiatives included in this program are expected to generate annual pre-tax cash savings of approximately $60 million beginning in 2012 and increasing to approximately $70 million in 2014.
The total pre-tax costs of $74 million associated with each segment are expected to be as follows: U.S. Simple Meals - $33 million; Global Baking and Snacking - $14 million; International Simple Meals and Beverages - $17 million; U.S. Beverages - $3 million; Bolthouse and Foodservice - $1 million; and Corporate - $6 million. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.
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
The company generated cash from operations of $499 million in 2013, compared to $478 million last year. The improvement was primarily due to higher cash earnings in 2013, partially offset by higher working capital requirements and higher pension contributions.
Capital expenditures were $110 million in 2013 compared to $97 million a year ago. To date, capital expenditures in 2013 included the packing automation and capacity expansion projects at one of the company’s Australian biscuit plants (approximately $12 million), an advanced planning system in North America (approximately $5 million), capacity expansion at Pepperidge Farm (approximately $15 million), soup capacity expansion project for the North America Foodservice business (approximately $8 million), and the ongoing initiative to simplify the soup-making process in North America (also known as the soup common platform initiative) (approximately $7 million). Capital expenditures are expected to total approximately $330 million in 2013.
On August 6, 2012, the company completed the acquisition of Bolthouse Farms from a fund managed by Madison Dearborn Partners, LLC, a private equity firm, for $1.550 billion in cash, subject to customary purchase price adjustments. As of January 27, 2013, the preliminary purchase price adjustments resulted in an increase of the purchase price of $20 million. The acquisition was funded through a combination of short- and long-term borrowings. Approximately $326 million was funded through the issuance of commercial paper. The terms of long-term borrowings, which were issued on August 2, 2012, were as follows:

•	$400 million floating rate notes that mature on August 1, 2014. Interest on the notes is based on 3-month U.S. dollar LIBOR plus 0.3%. Interest is payable quarterly and commenced on November 1, 2012;

•
$450 million of 2.50% notes that mature on August 2, 2022. Interest is payable semi-annually and commenced on February 2, 2013. The company may redeem the notes in whole or in part at any time at a redemption price of 100% of the principal amount plus accrued interest or an amount designed to ensure that the note holders are not penalized by the early redemption; and

•
$400 million of 3.80% notes that mature on August 2, 2042. Interest is payable semi-annually and commenced on February 2, 2013. The company may redeem the notes in whole or in part at any time at a redemption price of 100% of the principal amount plus accrued interest or an amount designed to ensure that the note holders are not penalized by the early redemption.

Dividend payments were $366 million in the six-month period ended January 27, 2013 and $188 million in the six-month period ended January 29, 2012. The increase in dividend payments was due to the acceleration into December 2012 of dividend payments that would have otherwise ocurred in January 2013 and April 2013.

The company repurchased approximately 2 million shares at a cost of $63 million during the six-month period ended January 27, 2013 and approximately 5 million shares at a cost of $173 million during the six-month period ended January 29, 2012. Approximately $115 million was used in the prior-year period to repurchase shares pursuant to the company's June 2011 publicly announced share repurchase program. Approximately $750 million remained available to repurchase shares under the company's June 2011 repurchase program as of January 27, 2013. This program has no expiration date. The company suspended purchases under this program in July 2012. In addition to the June 2011 publicly announced share repurchase program, the company also purchased shares to offset the impact of dilution from shares issued under the company’s stock compensation plans. The company expects to continue this practice in the future. See “Unregistered Sales of Equity Securities and Use of Proceeds” for more information.
At January 27, 2013, the company had $1.489 billion of short-term borrowings due within one year and $47 million of standby letters of credit issued on behalf of the company. The company has committed revolving credit facilities totaling $2.0 billion. The facilities are comprised of a $500 million committed revolving credit facility that matures in September 2016, which was entered into in September 2012, and a $1.5 billion facility that matures in September 2016. These facilities remained unused at January 27, 2013, except for $3 million of standby letters of credit issued on behalf of the company. These revolving credit agreements support the company’s commercial paper programs and other general corporate purposes.
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

•	the risks in the marketplace associated with trade and consumer acceptance of product improvements, shelving initiatives, new products, and pricing and promotional strategies;

•
the company’s ability to achieve sales and earnings guidance, which is based on assumptions about sales volume, product mix, the development and success of new products, the impact of marketing, promotional and pricing actions, product costs and currency;

•	the company’s ability to realize projected cost savings and benefits, including restructuring initiatives;

•	the company’s ability to successfully manage changes to its business processes, including selling, distribution, manufacturing and information management systems;

•	the practices and increased significance of certain of the company’s key customers;

•	the impact of inventory management practices by the company’s customers;

•	the impact of fluctuations in the supply of and inflation in energy, raw and packaging materials cost;

•	the impact associated with completing and integrating acquisitions, divestitures and other portfolio changes, including the Bolthouse Farms acquisition;

•	the uncertainties of litigation described from time to time in the company’s Securities and Exchange Commission filings;

•	the impact of changes in currency exchange rates, tax rates, interest rates, debt and equity markets, inflation rates, economic conditions and other external factors; and

•	the impact of unforeseen business disruptions in one or more of the company’s markets due to political instability, civil disobedience, armed hostilities, natural disasters or other calamities.
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
Item 4. CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures
The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer and Chief Administrative Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 27, 2013 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer and Chief Administrative Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective.

b.	Changes in Internal Controls
As previously disclosed, during the fourth quarter of 2012, the company entered into a contract with a third-party service organization to provide finance and accounting services, including portions of credit operations, accounts payable, master data management and accounting services for North America and Australia, as well as certain U.S. payroll services. In the second quarter of 2013, the company continued the transition of these services to the third-party service organization, with the full transition expected to be completed by the end of 2013. This ongoing transition continues to materially affect the company's internal control over financial reporting. Except for the foregoing, there were no changes in the company’s internal control over financial reporting that materially affected, or were likely to materially affect, such control over financial reporting during the quarter ended January 27, 2013.
PART II
Item 1. LEGAL PROCEEDINGS
As previously reported, on September 6, 2012, Wm. Bolthouse Farms, Inc., an indirect wholly-owned subsidiary of the company (Wm. Bolthouse), received a Notice of Violation (NOV) from the City of Bakersfield alleging that Wm. Bolthouse discharged industrial waste into the city's sewer lines leading to the city's wastewater treatment facility without an industrial user permit in violation of the City of Bakersfield Municipal Code. On February 13, 2013, Wm. Bolthouse and the City of Bakersfield entered into a Settlement Agreement to resolve the allegations set out in the NOV. Under the Settlement Agreement, Wm. Bolthouse agreed to (i) pay a penalty of $800,000, and (ii) install an on-site wastewater sampling and flow monitoring station, which the company expects to cost approximately $139,000. As of January 27, 2013, in addition to the amounts described above, Wm. Bolthouse incurred costs of approximately $52,000 relating to this matter, all of which were incurred in 2013.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)		Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions) (3)
10/29/12-11/30/12	310,000		$35.34	—	$750
12/1/12-12/31/12	471,497	(4)	$36.18	—	$750
1/1/13-1/27/13	517,000		$35.50	—	$750
Total	1,298,497		$35.71	—	$750
____________________________________

(1)
Includes (i) 1,292,000 shares repurchased in open-market transactions to offset the dilutive impact to existing shareowners of issuances under the company's stock compensation plans, and (ii) 6,497 shares tendered in connection with stock option exercises.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)
During the second quarter of 2013, the company had a publicly announced strategic share repurchase program. Under this program, which was announced on June 23, 2011, the company's Board of Directors authorized the purchase of up to $1 billion of company stock. The program has no expiration date, although the company suspended purchases under the program in July 2012. The company expects to continue its practice, under separate authorization, of purchasing shares sufficient to offset shares issued under incentive compensation plans.

(4)
Includes (i) 465,000 shares purchased in open-market transactions at an average price of $36.18 to offset the dilutive impact to existing shareowners of issuances under the company's stock compensation plans, and (ii) 6,497 shares tendered at an average price of $36.63 in connection with stock option exercises.

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

Date: March 7, 2013

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