Form 10-Q
period 2013-04-28
CAMPBELL SOUP CO
filed 2013-06-05
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
_____________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 28, 2013	Commission File Number 1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.

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

There were 313,144,813 shares of capital stock outstanding as of May 30, 2013.

PART I

ITEM 1. FINANCIAL INFORMATION
CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012
Net sales	$2,094	$1,821	$6,763	$6,094
Costs and expenses
Cost of products sold	1,346	1,115	4,331	3,723
Marketing and selling expenses	262	256	813	814
Administrative expenses	172	144	506	441
Research and development expenses	37	32	100	91
Other expenses / (income)	4	6	24	7
Restructuring charges	1	4	31	9
Total costs and expenses	1,822	1,557	5,805	5,085
Earnings before interest and taxes	272	264	958	1,009
Interest expense	33	29	102	87
Interest income	2	2	7	6
Earnings before taxes	241	237	863	928
Taxes on earnings	62	62	254	289
Net earnings	179	175	609	639
Less: Net earnings (loss) attributable to noncontrolling interests	(2)	(2)	(7)	(8)
Net earnings attributable to Campbell Soup Company	$181	$177	$616	$647
Per Share — Basic
Net earnings attributable to Campbell Soup Company	$.58	$.56	$1.96	$2.03
Dividends	$—	$.29	$.87	$.87
Weighted average shares outstanding — basic	314	316	314	318
Per Share — Assuming Dilution
Net earnings attributable to Campbell Soup Company	$.57	$.55	$1.94	$2.01
Weighted average shares outstanding — assuming dilution	317	318	317	320
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(unaudited)
(millions)

	Three Months Ended
	April 28, 2013			April 29, 2012
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$179			$175
Other comprehensive income (loss):
Foreign currency translation adjustments	$(32)	$5	(27)	$(16)	$5	(11)
Cash-flow hedges:
Unrealized gains (losses) arising during the period	(5)	2	(3)	3	(1)	2
Reclassification adjustment for (gains) losses included in net earnings	—	—	—	(6)	2	(4)
Pension and other postretirement benefits:
Net actuarial gain (loss) arising during the period	1	—	1	(1)	—	(1)
Reclassification of prior service credit included in net earnings	—	—	—	—	—	—
Reclassification of net actuarial loss included in net earnings	31	(11)	20	21	(7)	14
Other comprehensive income (loss)	$(5)	$(4)	$(9)	$1	$(1)	$—
Total comprehensive income (loss)			170			175
Total comprehensive income (loss) attributable to noncontrolling interests			(2)			(2)
Total comprehensive income (loss) attributable to Campbell Soup Company			$172			$177

	Nine Months Ended
	April 28, 2013			April 29, 2012
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$609			$639
Other comprehensive income (loss):
Foreign currency translation adjustments	$6	$1	7	$(96)	$(12)	(108)
Cash-flow hedges:
Unrealized gains (losses) arising during period	(1)	—	(1)	7	(2)	5
Reclassification adjustment for (gains) losses included in net earnings	1	—	1	2	—	2
Pension and other postretirement benefits:
Net actuarial gain (loss) arising during the period	1	—	1	6	(2)	4
Reclassification of prior service credit included in net earnings	(2)	—	(2)	(1)	—	(1)
Reclassification of net actuarial loss included in net earnings	93	(32)	61	62	(22)	40
Other comprehensive income (loss)	$98	$(31)	$67	$(20)	$(38)	$(58)
Total comprehensive income (loss)			$676			$581
Total comprehensive income (loss) attributable to noncontrolling interests			(7)			(8)
Total comprehensive income (loss) attributable to Campbell Soup Company			$683			$589
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	April 28, 2013	July 29, 2012
Current assets
Cash and cash equivalents	$453	$335
Accounts receivable, net	674	553
Inventories	888	714
Other current assets	162	169
Total current assets	2,177	1,771
Plant assets, net of depreciation	2,356	2,127
Goodwill	2,711	2,013
Other intangible assets, net of amortization	1,075	496
Other assets	134	123
Total assets	$8,453	$6,530
Current liabilities
Short-term borrowings	$1,309	$786
Payable to suppliers and others	590	571
Accrued liabilities	676	598
Dividend payable	8	93
Accrued income taxes	21	22
Total current liabilities	2,604	2,070
Long-term debt	2,944	2,004
Deferred taxes	478	298
Other liabilities	1,114	1,260
Total liabilities	7,140	5,632
Commitments and contingencies
Campbell Soup Company shareowners’ equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares as of April 28, 2013 and 542 as of July 29, 2012	12	20
Additional paid-in capital	357	329
Earnings retained in the business	2,022	9,584
Capital stock in treasury, at cost	(365)	(8,259)
Accumulated other comprehensive loss	(709)	(776)
Total Campbell Soup Company shareowners’ equity	1,317	898
Noncontrolling interests	(4)	—
Total equity	1,313	898
Total liabilities and equity	$8,453	$6,530
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Nine Months Ended
	April 28, 2013	April 29, 2012
Cash flows from operating activities:
Net earnings	$609	$639
Adjustments to reconcile net earnings to operating cash flow
Restructuring charges	31	9
Stock-based compensation	82	62
Depreciation and amortization	318	189
Deferred income taxes	(10)	64
Other, net	114	94
Changes in working capital
Accounts receivable	(40)	(23)
Inventories	(52)	80
Prepaid assets	1	—
Accounts payable and accrued liabilities	(82)	(140)
Pension fund contributions	(83)	(68)
Receipts from hedging activities	20	11
Other	(44)	(79)
Net cash provided by operating activities	864	838
Cash flows from investing activities:
Purchases of plant assets	(205)	(173)
Sales of plant assets	4	1
Business acquired, net of cash acquired	(1,558)	—
Other, net	(15)	6
Net cash used in investing activities	(1,774)	(166)
Cash flows from financing activities:
Net short-term borrowings (repayments)	613	(302)
Long-term borrowings	1,250	—
Repayments of notes payable	(400)	—
Dividends paid	(366)	(281)
Treasury stock purchases	(139)	(272)
Treasury stock issuances	78	94
Excess tax benefits on stock-based compensation	9	6
Contribution from noncontrolling interest	3	—
Other, net	(17)	—
Net cash provided by (used in) financing activities	1,031	(755)
Effect of exchange rate changes on cash	(3)	(18)
Net change in cash and cash equivalents	118	(101)
Cash and cash equivalents — beginning of period	335	484
Cash and cash equivalents — end of period	$453	$383
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareowners’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at July 31, 2011	542	$20	(222)	$(8,021)	$331	$9,185	$(427)	$8	$1,096
Net earnings (loss)						647		(8)	639
Other comprehensive income (loss)							(58)	—	(58)
Dividends ($.87 per share)						(282)			(282)
Treasury stock purchased			(8)	(272)					(272)
Treasury stock issued under management incentive and stock option plans			4	149	—				149
Balance at April 29, 2012	542	$20	(226)	$(8,144)	$331	$9,550	$(485)	$—	$1,272
Balance at July 29, 2012	542	$20	(230)	$(8,259)	$329	$9,584	$(776)	$—	$898
Contribution from noncontrolling interest								3	3
Net earnings (loss)						616		(7)	609
Other comprehensive income (loss)							67	—	67
Dividends ($.87 per share)						(279)			(279)
Treasury stock purchased			(4)	(139)					(139)
Treasury stock retired	(219)	(8)	219	7,907		(7,899)			—
Treasury stock issued under management incentive and stock option plans			4	126	28				154
Balance at April 28, 2013	323	$12	(11)	$(365)	$357	$2,022	$(709)	$(4)	$1,313
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
In June 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance requiring entities to present net income and other comprehensive income (OCI) in one continuous statement or two separate, but consecutive, statements of net income and comprehensive income. The option to present items of OCI in the statement of changes in equity has been eliminated. In December 2011, the FASB issued an amendment to defer a requirement in the June 2011 standard that called for reclassification adjustments from accumulated other comprehensive income (AOCI) to be measured and presented by income statement line item in net income and also in OCI. The requirements are effective for annual reporting periods beginning after December 15, 2011, and for interim reporting periods within those years. The company adopted the guidance in the first quarter of 2013. The adoption impacted the presentation of financial statements but did not have a material impact on the company’s consolidated financial statements.
In February 2013, the FASB finalized the requirements related to reclassification adjustments from AOCI. The new standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of AOCI. If a component is not required to be reclassified to net income in its entirety, the guidance requires a cross-reference to other disclosures that provide additional information. The company adopted the guidance in the third quarter of 2013. The adoption resulted in additional disclosures but did not have a material impact on the company’s consolidated financial statements.
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
In February 2013, the FASB issued guidance for the recognition, measurement, and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount is fixed. Such obligations may include debt arrangements, legal settlements, and other contractual arrangements. The guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2013 and should be applied retrospectively to all prior periods presented for those obligations within scope that existed as of the beginning of the fiscal year of adoption. Early adoption is permitted. The company is currently evaluating the new guidance.
In March 2013, the FASB issued guidance on the accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The guidance is effective prospectively for fiscal years and interim periods within those fiscal years beginning after December 15, 2013. Early adoption is permitted. The company will prospectively apply the guidance to applicable transactions.

3.	Acquisition
On August 6, 2012, the company completed the acquisition of BF Bolthouse Holdco LLC (Bolthouse Farms) from a fund managed by Madison Dearborn Partners, LLC, a private equity firm, for $1,550 in cash, subject to customary purchase price adjustments. On August 6, 2012, the preliminary purchase price adjustments resulted in an increase in the purchase price of $20. In the third quarter, the purchase price adjustments were finalized and reduced to $11. The company funded the acquisition through a combination of short- and long-term borrowings.
The acquisition of Bolthouse Farms provides the company with a new growth platform. Bolthouse Farms is a vertically integrated food and beverage company focused on developing, manufacturing and marketing fresh carrots and proprietary, high value-added natural, healthy products. Bolthouse Farms is one of the market leaders in super-premium refrigerated beverages in the U.S. and Canada and expands the company's beverage portfolio. Bolthouse Farms' leading U.S. and Canadian market position in fresh carrots anchors its business and provides significant cash flow. In addition, Bolthouse Farms' prominent position in the high-growth packaged fresh category offers opportunities for expansion into adjacent segments that respond directly to significant consumer trends.
The company incurred transactions costs of $10 ($7 after tax) in the first quarter of 2013 and $5 ($3 after tax) during the fourth quarter of 2012. The costs were recorded in Other expenses/(income).
The acquisition of Bolthouse Farms contributed $205 to Net sales and resulted in an increase of $6 to Net earnings for the three months ended April 28, 2013, and contributed $571 to Net sales and resulted in an increase of $8 to Net earnings from August 6, 2012 through April 28, 2013. Net earnings reflect the transaction costs incurred in 2013, additional interest expense on the debt issued to finance the purchase, amortization and depreciation expense based on the estimated fair value and useful lives of intangible assets, plant assets, and related tax effects.
The following unaudited summary information is presented on a consolidated pro forma basis as if the acquisition had occurred on August 1, 2011.

	Three Months Ended		Nine Months Ended
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012
Net sales	$2,094	$2,013	$6,776	$6,618
Net earnings attributable to Campbell Soup Company	$181	$167	$616	$628
Earnings per share attributable to Campbell Soup Company	$0.57	$0.53	$1.94	$1.95
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

The acquired assets and assumed liabilities include the following:

August 6, 2012
Cash	$3
Accounts receivable	74
Inventories	122
Other current assets	8
Plant assets	335
Goodwill	691
Other intangible assets	580
Other assets	8
Short-term debt	(1)
Accounts payable	(59)
Accrued liabilities	(34)
Long-term debt	(1)
Deferred income taxes	(150)
Other liabilities	(15)
Total of assets acquired and liabilities assumed	$1,561
The purchase price allocation is preliminary and is subject to the finalization of tax balances, which will be completed in the fourth quarter of 2013.
The excess of the purchase price over the estimated fair values of the identifiable assets was recorded as $691 of goodwill. Of this amount, $284 is expected to be deductible for tax purposes. The goodwill was primarily attributable to future growth opportunities and any intangible assets that did not qualify for separate recognition. The goodwill is included in the Bolthouse and Foodservice segment.
The fair value of intangible assets is as follows:

	Type	Life			Value
Trademarks	Non-amortizable	Indefinite			$383
Customer relationships	Amortizable	20 years			132
Distributor relationship	Amortizable	7 years			2
Technology and patents	Amortizable	9	to	17 years	43
Formula and recipes	Amortizable	5 years			20
Total identifiable assets					$580

4.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

	Foreign Currency Translation Adjustment (1)	Gains (Losses) on Cash Flow Hedges (2)	Pension and Postretirement Benefit Plan Adjustments (3)	Total Accumulated Comprehensive Income (Loss)
Balance at July 29, 2012	$261	$(10)	$(1,027)	$(776)
Other comprehensive income (loss) before reclassifications	7	(1)	1	7
Amounts reclassified from accumulated other comprehensive income	—	1	59	60
Net current-period other comprehensive income	7	—	60	67
Balance at April 28, 2013	$268	$(10)	$(967)	$(709)
_______________________________________

(1)	Included a tax expense of $11 as of April 28, 2013, and $12 as of July 29, 2012. The amount related to noncontrolling interests was not material.

(2)	Included a tax benefit of $6 as of April 28, 2013, and July 29, 2012.

(3)	Included a tax benefit of $549 as of April 28, 2013, and $581 as of July 29, 2012.

The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
Details about Accumulated Other Comprehensive Income Components	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012	Location of (Gain) Loss Recognized in Earnings
	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
(Gains) losses on cash flow hedges
Foreign exchange forward contracts	$(1)	$(6)	$(2)	$—	Cost of products sold
Forward starting interest rate swaps	1	—	3	2	Interest expense
Total before tax	—	(6)	1	2
Tax expense (benefit)	—	2	—	—
(Gain) loss, net of tax	$—	$(4)	$1	$2

Amortization of pension and postretirement benefit adjustments
Prior service credits	$—	$—	$(2)	$(1)	(1)
Net actuarial losses	31	21	93	62	(1)
Total before tax	31	21	91	61
Tax expense (benefit)	(11)	(7)	(32)	(22)
(Gain) loss, net of tax	$20	$14	$59	$39
_____________________________________

(1)	These items are included in the components of net periodic benefit costs (see Note 10 for additional details).

5.	Goodwill and Intangible Assets
The following table shows the changes in the carrying amount of goodwill by business segment:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Total
Balance at July 29, 2012	$322	$872	$561	$112	$146	$2,013
Acquisition	—	—	—	—	691	691
Foreign currency translation adjustment	—	(16)	23	—	—	7
Balance at April 28, 2013	$322	$856	$584	$112	$837	$2,711
The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	April 28, 2013	July 29, 2012
Intangible Assets:
Non-amortizable intangible assets	$878	$485
Amortizable intangible assets	212	21
	1,090	506
Accumulated amortization	(15)	(10)
Total net intangible assets	$1,075	$496
Non-amortizable intangible assets consist of trademarks, which include Bolthouse Farms, Pace, Royco, Liebig, Blå Band and Touch of Taste.
Amortizable intangible assets consist substantially of customer relationships, process technology and formulas and recipes. Amortization related to these assets was $11 and $1 for the nine-month periods ended April 28, 2013 and April 29, 2012, respectively. The estimated aggregated amortization expense for 2013 and for each of the four succeeding years is approximately $15 per year. Asset useful lives range from 5 to 20 years.

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
The International Simple Meals and Beverages segment aggregates operating segments outside of the U.S., including Europe, the retail business in Canada, and the businesses in Asia Pacific, Latin America and China.
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

	Three Months Ended		Nine Months Ended
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012
Net sales
U.S. Simple Meals	$627	$567	$2,356	$2,265
Global Baking and Snacking	568	543	1,703	1,637
International Simple Meals and Beverages	357	349	1,116	1,110
U.S. Beverages	198	208	569	593
Bolthouse and Foodservice	344	154	1,019	489
Total	$2,094	$1,821	$6,763	$6,094

	Three Months Ended		Nine Months Ended
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012
Earnings before interest and taxes
U.S. Simple Meals	$156	$120	$621	$554
Global Baking and Snacking	73	73	232	232
International Simple Meals and Beverages	40	37	141	138
U.S. Beverages	33	45	100	109
Bolthouse and Foodservice	27	20	91	75
Corporate(1)	(56)	(27)	(196)	(90)
Restructuring charges(2)	(1)	(4)	(31)	(9)
Total	$272	$264	$958	$1,009
_______________________________________

(1)
Represents unallocated corporate expenses. Restructuring-related costs of $20 and $81 were included in unallocated corporate expenses for the three- and nine-month periods ended April 28, 2013, respectively. In addition, unallocated corporate expenses included $10 of acquisition costs in the nine-month period ended April 28, 2013.

(2)	See Note 7 for additional information.

The company’s global net sales based on product categories are as follows:

	Three Months Ended		Nine Months Ended
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012
Net sales
Simple Meals	$1,171	$985	$4,042	$3,618
Baked Snacks	602	576	1,806	1,735
Beverages	321	260	915	741
Total	$2,094	$1,821	$6,763	$6,094
Simple Meals include condensed and ready-to-serve soups, broths, sauces, carrot products, and refrigerated salad dressings. Baked Snacks include cookies, crackers, biscuits, and other baked products.

7.	Restructuring Charges
2013 Initiatives
In the second and third quarters of 2013, the company recorded restructuring charges of $7 ($5 after tax or $.02 per share) associated with commercial arrangements with third-party providers to expand the company's access to manufacturing and distribution capabilities in Mexico. The third-party providers will produce and distribute the company's beverages, soups, broths and sauces throughout the Mexican market. As a result of these agreements, the company will close its plant in Villagrán, Mexico, in 2014 and eliminate approximately 260 positions. The charge consisted of $3 related to pension benefits (See Note 10), $1 related to employee severance and benefit costs, and $3 related to asset impairment. The company expects to incur an additional $1 of accelerated depreciation and $1 of other exit costs related to this initiative. Of the aggregate $9 of pre-tax costs, the company expects approximately $4 will be cash expenditures. These charges are associated with the International Simple Meals and Beverages segment. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.
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

In the nine-month period ended April 28, 2013, the company recorded a restructuring charge of $24 related to these initiatives. In addition, approximately $81 of costs related to these initiatives were recorded in Cost of products sold, representing accelerated depreciation and other exit costs. The aggregate after-tax impact of restructuring charges and related costs was $66, or $.21 per share. A summary of the pre-tax costs and remaining costs associated with the U.S. supply chain initiatives is as follows:

	Total Program	Recognized as of April 28, 2013	Remaining Costs to be Recognized
Severance pay and benefits	$22	$(22)	$—
Accelerated depreciation	86	(80)	6
Other exit costs	12	(3)	9
Total	$120	$(105)	$15
In the third quarter, the company increased the estimate of the total anticipated pre-tax costs to approximately $120 from $115, primarily due to increases in expected asset charges related to property, plant and equipment, partially offset by lower severance pay and benefits, and other exit costs. Of the aggregate $120 of pre-tax costs, the company expects approximately $32 will be cash expenditures. In addition, the company expects to invest approximately $27 in capital expenditures, primarily to relocate and refurbish a beverage filling and packaging line.
A summary of the restructuring activity and related reserves associated with these U.S. supply chain initiatives at April 28, 2013 is as follows:

		Nine Months Ended
		April 28, 2013
	Accrued Balance at		Cash	Accrued Balance at
	July 29, 2012	Charges	Payments	April 28, 2013
Severance pay and benefits	$—	$22	$(5)	$17
Other exit costs	—	—	—	—
	$—	22	$(5)	$17
Accelerated depreciation		80
Other non-cash exit costs		3
Total charges		$105

A summary of restructuring charges related to these U.S. supply chain initiatives incurred to date associated with segments is as follows:

	U.S. Simple Meals	U.S. Beverages	Total
Severance pay and benefits	$17	$5	$22
Accelerated depreciation	59	21	80
Other exit costs	2	1	3
	$78	$27	$105
The company expects to incur additional pre-tax costs of approximately $15 by segment as follows: U.S. Simple Meals - $12; and U.S. Beverages - $3. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.
2011 Initiatives
In the fourth quarter of 2011, the company announced a series of initiatives to improve supply chain efficiency and reduce overhead costs across the organization to help fund plans to drive the growth of the business. The company also announced its intent to exit the Russian market. Details of the initiatives include:

•
In Australia, the company is investing in a new system to automate packing operations at its biscuit plant in Virginia. This investment continued through the third quarter of 2013 and will result in the elimination of approximately 190 positions. The initiative is now expected to be substantially completed by December 2013. Further, the company improved asset utilization in the U.S. by shifting production of ready-to-serve soups from Paris, Texas, to other facilities in 2012. In addition, the manufacturing facility in Marshall, Michigan, was closed in 2011, and manufacturing of Campbell’s Soup at Hand microwavable products was consolidated at the Maxton, North Carolina, plant in 2012.

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
In 2012, the company recorded a restructuring charge of $10 ($6 after tax or $.02 per share) related to these initiatives. Of the amount recorded in 2012, $9 ($6 after tax or $.02 per share) was recorded through the end of the third quarter. In the fourth quarter of 2011, the company recorded a restructuring charge of $63 ($41 after tax or $.12 per share). A summary of the pre-tax charges and remaining costs associated with the initiatives is as follows:

	Total Program	Recognized as of April 28, 2013	Remaining Costs to be Recognized
Severance pay and benefits	$41	$(41)	$—
Asset impairment/accelerated depreciation	23	(23)	—
Other exit costs	10	(9)	1
Total	$74	$(73)	$1
Of the aggregate $74 of pre-tax costs, approximately $50 represents cash expenditures, the majority of which was spent in 2012. In addition, the company expects to invest approximately $40 in capital expenditures in connection with the actions, of which approximately $31 has been invested as of April 28, 2013.

A summary of the restructuring activity and related reserves associated with these initiatives at April 28, 2013 is as follows:

		Nine Months Ended
		April 28, 2013
	Accrued Balance at		Cash	Foreign Currency Translation	Accrued Balance at
	July 29, 2012	Charges	Payments	Adjustment	April 28, 2013
Severance pay and benefits	$14	$—	$(9)	$—	$5
Other exit costs	2	—	—	—	2
	$16	$—	$(9)	$—	$7
A summary of restructuring charges incurred to date associated with each segment is as follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Corporate	Total
Severance pay and benefits	$10	$14	$11	$3	$1	$2	$41
Asset impairment/accelerated depreciation	20	—	3	—	—	—	23
Other exit costs	2	—	3	—	—	4	9
	$32	$14	$17	$3	$1	$6	$73
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
The computation of basic and diluted earnings per share attributable to common shareowners is as follows:

	Three Months Ended		Nine Months Ended
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012
Net earnings attributable to Campbell Soup Company	$181	$177	$616	$647
Less: net earnings allocated to participating securities	—	(1)	—	(3)
Net earnings available to Campbell Soup Company common shareowners	$181	$176	$616	$644

Weighted average shares outstanding — basic	314	316	314	318
Effect of dilutive securities: stock options and other share-based payment awards	3	2	3	2
Weighted average shares outstanding — diluted	317	318	317	320

Net earnings attributable to Campbell Soup Company per common share:
Basic	$.58	$.56	$1.96	$2.03
Diluted	$.57	$.55	$1.94	$2.01
There were no antidilutive stock options for the three-month and nine-month periods ended April 28, 2013 and April 29, 2012.

9.	Noncontrolling Interests
The company owns a 60% controlling interest in a joint venture formed with Swire Pacific Limited to support the development of the company’s business in China. The joint venture began operations on January 31, 2011. In February 2013, the company and joint venture partner contributed additional cash of $5 and $3, respectively. The noncontrolling interest’s share in the net loss was included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings.
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
The company sponsors certain defined benefit pension plans and postretirement benefit plans for employees. Components of benefit expense were as follows:

	Three Months Ended				Nine Months Ended
	Pension		Postretirement		Pension		Postretirement
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012
Service cost	$15	$14	$1	$—	$43	$41	$3	$2
Interest cost	27	31	3	4	81	92	11	13
Expected return on plan assets	(44)	(44)	—	—	(133)	(133)	—	—
Amortization of prior service credit	—	—	—	—	(1)	—	(1)	(1)
Recognized net actuarial loss	27	18	4	3	81	55	11	7
Curtailment loss	—	—	—	—	3	—	—	—
Net periodic benefit expense	$25	$19	$8	$7	$74	$55	$24	$21

The curtailment loss of $3 related to the planned closure of the plant in Mexico and was included in the Restructuring charges. See also Note 7.
A contribution of $75 was made to U.S. pension plans and contributions of $8 were made to non-U.S. pension plans during the nine-month period ended April 28, 2013. Additional contributions to U.S. pension plans are not expected this year. Contributions to non-U.S. pension plans are expected to be approximately $4 during the remainder of the year.

11.	Short-term Borrowings and Long-term Debt
On August 6, 2012, the company completed the acquisition of Bolthouse Farms from a fund managed by Madison Dearborn Partners, LLC, a private equity firm, for $1,550 in cash, subject to customary purchase price adjustments. On August 6, 2012, the preliminary purchase price adjustments resulted in an increase in the purchase price of $20. In the third quarter, the purchase price adjustments were finalized and reduced to $11. The acquisition was funded through a combination of short- and long-term borrowings. The terms of long-term borrowings, which were issued on August 2, 2012, were as follows:

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

The remaining balance was funded through the issuance of commercial paper.

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
Concentration of Credit Risk
The company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations.  To mitigate counterparty credit risk, the company only enters into contracts with carefully selected, leading, credit-worthy financial institutions, and distributes contracts among several financial institutions to reduce the concentration of credit risk. The company does not have credit-risk-related contingent features in its derivative instruments as of April 28, 2013. During 2012, the company's largest customer accounted for approximately 17% of consolidated net sales. The company closely monitors credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
The company is exposed to foreign currency exchange risk related to its international operations, including non-functional currency intercompany debt and net investments in subsidiaries. The company is also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. Principal currencies hedged include the Australian dollar, Canadian dollar, euro, Swedish krona, New Zealand dollar, British pound and Japanese yen. The company utilizes foreign exchange forward purchase and sale contracts as well as cross-currency swaps to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. The company hedges portions of its forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. To hedge currency exposures related to intercompany debt, cross-currency swap contracts are entered into for periods consistent with the underlying debt. As of April 28, 2013, cross-currency swap contracts mature between 2 and 26 months. The notional amount of foreign exchange forward and cross-currency swap contracts accounted for as cash-flow hedges was $148 at April 28, 2013 and $156 at July 29, 2012. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings on the same line item and the same period in which the underlying hedged transaction affects earnings. The notional amount of foreign exchange forward and cross-currency swap contracts that are not designated as accounting hedges was $843 and $908 at April 28, 2013 and July 29, 2012, respectively.
Interest Rate Risk
The company manages its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain its variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. The notional amount of outstanding fair-value interest rate swaps totaled $200 at April 28, 2013 and $500 at July 29, 2012. These swaps mature in 5 months. The company manages its exposure to interest rate volatility on future debt issuances by entering into forward starting interest rate swaps to lock in the rate on the interest payments related to the forecasted debt issuances. Pay fixed rate/receive variable rate forward starting interest rate swaps are accounted for as cash-flow hedges. The notional amount of outstanding forward starting interest rate swaps totaled $250 at April 28, 2013 and $600 at July 29, 2012. Forward starting interest rate swaps with a notional value of $400 were settled in August 2012, at a loss of $2, which was recorded in other comprehensive income (loss). The loss on the forward starting interest rate swaps will be amortized over the life of the 10-year debt issued in August 2012.
Commodity Price Risk
The company principally uses a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. The company also enters into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of diesel fuel, soybean oil, aluminum, wheat, natural gas and cocoa, which impact the cost of raw materials. Commodity futures, options, and swap contracts are either accounted for as cash-flow hedges or are not designated as accounting hedges. The company hedges a portion of commodity requirements for periods typically up to 18 months. There were no commodity contracts accounted for as cash-flow hedges as of April 28, 2013 or July 29, 2012. The notional amount of commodity contracts not designated as accounting hedges was $116 at April 28, 2013 and $95 at July 29, 2012.

Equity Price Risk
The company enters into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of the company’s capital stock, the total return of the Vanguard Institutional Index, and the total return of the Vanguard Total International Stock Index. Under these contracts, the company pays variable interest rates and receives from the counterparty either the total return on company capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index; or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index. These contracts were not designated as hedges for accounting purposes and are entered into for periods typically not exceeding 12 months. The notional amounts of the contracts as of April 28, 2013 and July 29, 2012 were $50 and $75, respectively.
The following table summarizes the fair value of derivative instruments recorded in the Consolidated Balance Sheets as of April 28, 2013, and July 29, 2012:

	Balance Sheet Classification	April 28, 2013	July 29, 2012
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$—	$1
Forward starting interest rate swaps	Other current assets	—	1
Interest rate swaps	Other current assets	4	4
Forward starting interest rate swaps	Other assets	3	1
Interest rate swaps	Other assets	—	9
Total derivatives designated as hedges		$7	$16
Derivatives not designated as hedges:
Commodity derivative contracts	Other current assets	$3	$8
Cross-currency swap contracts	Other current assets	4	19
Deferred compensation derivative contracts	Other current assets	1	1
Foreign exchange forward contracts	Other current assets	—	1
Total derivatives not designated as hedges		8	29
Total asset derivatives		$15	$45

	Balance Sheet Classification	April 28, 2013	July 29, 2012
Liability Derivatives
Derivatives designated as hedges:
Cross-currency swap contracts	Accrued liabilities	$23	$—
Foreign exchange forward contracts	Accrued liabilities	1	—
Cross-currency swap contracts	Other liabilities	—	25
Total derivatives designated as hedges		$24	$25
Derivatives not designated as hedges:
Commodity derivative contracts	Accrued liabilities	$6	$4
Cross-currency swap contracts	Accrued liabilities	48	25
Cross-currency swap contracts	Other liabilities	1	29
Total derivatives not designated as hedges		$55	$58
Total liability derivatives		$79	$83

The following tables show the effect of the company’s derivative instruments designated as cash-flow hedges for the three- and nine-month periods ended April 28, 2013 and April 29, 2012, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:
Derivatives Designated as Cash-Flow Hedges

		Total Cash-Flow Hedge OCI Activity
Three Months Ended April 28, 2013, and April 29, 2012		2013	2012
OCI derivative gain (loss) at beginning of quarter		$(11)	$(19)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		—	2
Forward starting interest rate swaps		(6)	—
Cross-currency swap contracts		1	1
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	(1)	(6)
Forward starting interest rate swaps	Interest expense	1	—
OCI derivative gain (loss) at end of quarter		$(16)	$(22)

		Total Cash-Flow Hedge OCI Activity
Nine Months Ended April 28, 2013, and April 29, 2012		2013	2012
OCI derivative gain (loss) at beginning of year		$(16)	$(31)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		(1)	7
Cross-currency swap contracts		1	—
Forward starting interest rate swaps		(1)	—
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	(2)	—
Forward starting interest rate swaps	Interest expense	3	2
OCI derivative gain (loss) at end of quarter		$(16)	$(22)
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a loss of $3. The ineffective portion and amount excluded from effectiveness testing were not material.
The following tables show the effect of the company’s derivative instruments designated as fair-value hedges in the Consolidated Statements of Earnings:

		Amount of Gain (Loss) Recognized in Earnings on Derivatives		Amount of Gain (Loss) Recognized in Earnings on Hedged Item
Derivatives Designated as Fair-Value Hedges	Location of Gain (Loss) Recognized in Earnings	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012
Three Months Ended
Interest rate swaps	Interest expense	$(2)	$(5)	$2	$5

Nine Months Ended
Interest rate swaps	Interest expense	$(9)	$(15)	$9	$15

The following table shows the effects of the company’s derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
		Three Months Ended		Nine Months Ended
Derivatives not Designated as Hedges	Location of Gain (Loss) Recognized in Earnings	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012
Foreign exchange forward contracts	Cost of products sold	$—	$(4)	$(1)	$—
Foreign exchange forward contracts	Other expenses/income	1	—	1	1
Cross-currency swap contracts	Other expenses/income	15	1	(3)	40
Commodity derivative contracts	Cost of products sold	5	1	4	(6)
Deferred compensation derivative contracts	Administrative expenses	9	4	15	3
Total		$30	$2	$16	$38

13.	Fair Value Measurements
The company is required to categorize financial assets and liabilities based on the following fair value hierarchy:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the company’s financial assets and liabilities that are measured at fair value on a recurring basis as of April 28, 2013, and July 29, 2012, consistent with the fair value hierarchy:

	Fair Value as of April 28, 2013	Fair Value Measurements at April 28, 2013 Using Fair Value Hierarchy			Fair Value as of July 29, 2012	Fair Value Measurements at July 29, 2012 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Interest rate swaps(1)	$4	$—	$4	$—	$13	$—	$13	$—
Forward starting interest rate swaps(1)	3	—	3	—	2	—	2	—
Foreign exchange forward contracts(2)	—	—	—	—	2	—	2	—
Cross-currency swap contracts(3)	4	—	4	—	19	—	19	—
Commodity derivative contracts(4)	3	2	1	—	8	5	3	—
Deferred compensation derivative contracts(5)	1	—	1	—	1	—	1	—
Total assets at fair value	$15	$2	$13	$—	$45	$5	$40	$—

	Fair Value as of April 28, 2013	Fair Value Measurements at April 28, 2013 Using Fair Value Hierarchy			Fair Value as of July 29, 2012	Fair Value Measurements at July 29, 2012 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange forward contracts(2)	$1	$—	$1	$—	$—	$—	$—	$—
Cross-currency swap contracts(3)	72	—	72	—	79	—	79	—
Commodity derivative contracts(4)	6	4	2	—	4	2	2	—
Deferred compensation obligation(6)	119	119	—	—	109	109	—	—
Total liabilities at fair value	$198	$123	$75	$—	$192	$111	$81	$—

___________________________________

(1)	Based on LIBOR swap rates.

(2)	Based on observable market transactions of spot currency rates and forward rates.

(3)	Based on observable local benchmarks for currency and interest rates.

(4)	Based on quoted futures exchanges and on observable prices of futures and options transactions in the marketplace.

(5)	Based on LIBOR and equity index swap rates.

(6)	Based on the fair value of the participants’ investments.

Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, excluding the current portion of long-term debt, approximate fair value. Cash equivalents of $225 at April 28, 2013 and $80 at July 29, 2012 represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs. The fair value of long-term debt, including the current portion of long-term debt in Short-term borrowings, was $3,453 at April 28, 2013 and $2,663 at July 29, 2012. The carrying value was $3,250 at April 28, 2013 and $2,408 at July 29, 2012. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.

14.	Share Repurchases
In December 2012, 219 million shares held as treasury stock were retired and returned to unissued status.
In June 2011, the Board authorized the purchase of up to $1,000 of company stock. This program has no expiration date. The company suspended purchases under this program in July 2012. Approximately $750 remained available under this program as of April 28, 2013. The company also repurchases shares to offset the impact of dilution from shares issued under the company’s stock compensation plans. During the nine-month period ended April 28, 2013, the company repurchased approximately 4 million shares at a cost of $139.
During the nine-month period ended April 29, 2012, the company repurchased 8 million shares at a cost of $272. Of this amount, $181 was used to repurchase shares pursuant to the company’s June 2011 publicly announced share repurchase program.

15.	Stock-based Compensation
The company provides compensation benefits by issuing unrestricted stock, restricted stock and restricted stock units (including time-lapse restricted stock units, EPS performance restricted stock units, total shareowner return (TSR) performance restricted stock units and strategic performance restricted stock units). In 2013, the company issued time-lapse restricted stock units, EPS performance restricted stock units, TSR performance restricted stock units and strategic performance restricted stock units. The company did not issue TSR performance restricted stock units in 2012. In previous years, the company also issued stock options and stock appreciation rights.
Total pre-tax stock-based compensation expense recognized in the Consolidated Statements of Earnings was $31 and $17 for the three-month periods ended April 28, 2013, and April 29, 2012, respectively. Tax-related benefits of $12 and $6 were also recognized for the three-month periods ended April 28, 2013, and April 29, 2012, respectively. Total pre-tax stock-based compensation expense recognized in the Consolidated Statements of Earnings was $82 and $62 for the nine-month periods ended April 28, 2013, and April 29, 2012, respectively. Tax-related benefits of $31 and $23 were also recognized for the nine-month periods ended April 28, 2013, and April 29, 2012, respectively. Cash received from the exercise of stock options was $78 and $94 for the nine-month periods ended April 28, 2013, and April 29, 2012, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
The following table summarizes stock option activity as of April 28, 2013:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)
Outstanding at July 29, 2012	4,254	$26.73
Granted	—	$—
Exercised	(2,948)	$26.54
Terminated	(7)	$26.36
Outstanding at April 28, 2013	1,299	$27.16	1.4	$25
Exercisable at April 28, 2013	1,299	$27.16	1.4	$25
The total intrinsic value of options exercised during the nine-month periods ended April 28, 2013, and April 29, 2012, was $32 and $24, respectively. As of January 2009, compensation related to stock options was fully expensed. The company measured the fair value of stock options using the Black-Scholes option pricing model.

The following table summarizes time-lapse restricted stock units, EPS performance restricted stock units and strategic performance restricted stock units as of April 28, 2013:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 29, 2012	3,951	$33.19
Granted	1,927	$35.13
Vested	(1,128)	$33.44
Forfeited	(171)	$33.52
Nonvested at April 28, 2013	4,579	$33.95
The fair value of time-lapse restricted stock units, EPS performance restricted stock units, and strategic performance restricted stock units is determined based on the quoted price of the company’s stock at the date of grant. Time-lapse restricted stock units are expensed on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis. EPS performance restricted stock units are expensed on a graded-vesting basis, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis. There were approximately 269 thousand EPS performance target grants outstanding at April 28, 2013 with a weighted-average grant-date fair value of $34.29. Strategic performance restricted stock units are expensed on a straight-line basis over the service period. Awards of the strategic performance restricted stock units will be earned based upon the achievement of two key metrics, net sales and EPS growth, compared to strategic plan objectives during a two-year period. There were approximately 1.8 million strategic performance target grants outstanding at April 28, 2013 with a weighted-average grant-date fair value of $33.22. The actual number of EPS performance restricted stock units and strategic performance restricted stock units issued at the vesting date could range from 0% to 100% and 0% to 200%, respectively, of the initial grant, depending on actual performance achieved. Expense is estimated based on the number of awards expected to vest.
On July 1, 2011, the company issued approximately 400 thousand special retention time-lapse restricted stock units to certain executives to support successful execution of the company’s shift in strategic direction and leadership transition. These awards vest over a period of two years and are included in the table above. The grant-date fair value was $34.65.
As of April 28, 2013, total remaining unearned compensation related to nonvested time-lapse restricted stock units, EPS performance restricted stock units and strategic performance restricted stock units was $63, which will be amortized over the weighted-average remaining service period of 1.5 years. The fair value of restricted stock units vested during the nine-month periods ended April 28, 2013, and April 29, 2012, was $39 and $37, respectively. The weighted-average grant-date fair value of the restricted stock units granted during nine-month period ended April 29, 2012 was $32.38.
The following table summarizes TSR performance restricted stock units as of April 28, 2013:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 29, 2012	2,143	$37.94
Granted	582	$39.76
Vested	—	$—
Forfeited	(1,247)	$34.14
Nonvested at April 28, 2013	1,478	$41.86

The company estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation. Assumptions used in the Monte Carlo simulation were as follows:

2013
Risk-free interest rate	0.30%
Expected dividend yield	3.26%
Expected volatility	15.07%
Expected term	3 years
Compensation expense is recognized on a straight-line basis over the service period. As of April 28, 2013, total remaining unearned compensation related to TSR performance restricted stock units was $22, which will be amortized over the weighted-average remaining service period of 1.9 years. In the first quarter of 2013, recipients of TSR performance restricted stock units earned 0% of the initial grants based upon the company’s TSR ranking in a performance peer group during a three-year period ended July 27, 2012. There were no TSR performance restricted stock units granted during 2012.
The excess tax benefits on the exercise of stock options and vested restricted stock presented as cash flows from financing activities for the nine-month periods ended April 28, 2013 and April 29, 2012 were $9 and $6, respectively.

16.	Inventories

	April 28, 2013	July 29, 2012
Raw materials, containers and supplies	$359	$277
Finished products	529	437
Total inventories	$888	$714

17.	Supplemental Cash Flow Information
Other cash used in operating activities for the nine-month periods was comprised of the following:

	April 28, 2013	April 29, 2012
Benefit related payments	$(42)	$(75)
Other	(2)	(4)
	$(44)	$(79)

18.	Subsequent Event
On May 23, 2013, the company announced it had entered into an agreement to acquire Plum Inc., a leading provider of premium, organic foods and snacks that serve the nutritional needs of babies, toddlers and children.  The company plans to fund the acquisition through issuance of commercial paper.  The acquisition is subject to regulatory approvals and customary closing conditions, and the closing is expected to occur in 2013.

Item 2.
CAMPBELL SOUP COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Description of the Company
Campbell Soup Company is a manufacturer and marketer of high-quality, branded convenience food products.
On August 6, 2012, the company completed the acquisition of BF Bolthouse Holdco LLC (Bolthouse Farms) from a fund managed by Madison Dearborn Partners, LLC, a private equity firm, for $1.550 billion in cash, subject to customary purchase price adjustments. On August 6, 2012, the preliminary purchase price adjustments resulted in an increase in the purchase price of $20 million. In the third quarter, the purchase price adjustments were finalized and reduced to $11 million. The company funded the acquisition through a combination of short- and long-term borrowings. See Notes 3 and 11 to the Consolidated Financial Statements for more information on the acquisition.
The company reports the results of operations in the following reportable segments: U.S. Simple Meals; Global Baking and Snacking; International Simple Meals and Beverages; U.S. Beverages; and Bolthouse and Foodservice.
Executive Summary
This Executive Summary provides significant highlights from the discussion and analysis that follows.

•	Net sales increased 15% in the quarter to $2.094 billion. The acquisition of Bolthouse Farms contributed 11 points of the growth. Sales in U.S. Simple Meals increased 11%.

•
Gross profit, as a percent of sales, decreased to 35.7% in the current quarter from 38.8% a year ago. The decline was primarily attributable to the acquisition of Bolthouse Farms and the impact of restructuring-related costs recognized in the current quarter.

•
Net earnings per share for the quarter were $.57, compared to $.55 a year ago. The current-year quarter included $.04 per share of expense from restructuring charges and related costs, as discussed below. The prior-year quarter included $.01 per share of expense from restructuring charges.

Net earnings attributable to Campbell Soup Company
The following items impacted the comparability of net earnings and net earnings per share:

•
In the first quarter of 2013, the company announced several initiatives to improve its U.S. supply chain cost structure and increase asset utilization across its U.S. thermal plant network. In the third quarter of 2013, the company recorded restructuring-related costs of $20 million in Cost of products sold related to these initiatives. In the nine-month period ended April 28, 2013, the company recorded a pre-tax restructuring charge of $24 million and restructuring-related costs of $81 million in Cost of products sold.

In February 2013, the company announced that it has entered into commercial arrangements with third-party providers that will expand the company's access to manufacturing and distribution capabilities in Mexico. The third-party providers will produce and distribute the company's beverages, soups, broths and sauces throughout the Mexican market. As a result of these arrangements, the company will close its plant in Villagrán, Mexico. In the third quarter of 2013, the company recorded pre-tax restructuring charges of $1 million related to this initiative. Year-to-date, the company recorded pre-tax restructuring charges of $7 million related to this initiative.
The aggregate impact of the restructuring initiatives in the third quarter of 2013 was pre-tax restructuring charges of $1 million and restructuring-related costs of $20 million in Cost of products sold (aggregate impact of $14 million after tax or $.04 per share). The aggregate impact of the restructuring initiatives in the year-to-date period of 2013 was pre-tax restructuring charges of $31 million and restructuring-related costs of $81 million in Cost of products sold (aggregate impact of $71 million after tax or $.22 per share).

•	In the first quarter of 2013, the company incurred transaction costs of $10 million ($7 million after tax or $.02 per share) associated with the acquisition of Bolthouse Farms.

•
In 2011, the company announced a series of initiatives to improve supply chain efficiency and reduce overhead costs across the organization to help fund plans to drive growth of the business. The company also announced its intent to close its office in Moscow and exit the Russian market. In the third quarter of 2012, the company recorded pre-tax restructuring charges of $4 million ($3 million after tax or $.01 per share) related to the initiatives. The year-to-date 2012 impact was $9 million ($6 million after tax or $.02 per share).

The items impacting comparability are summarized below:

	Three Months Ended
	April 28, 2013		April 29, 2012
	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
	(Millions, except per share amounts)
Net earnings	$181	$.57	$177	$0.55

Restructuring charges and related costs	$(14)	$(.04)	$(3)	$(.01)

	Nine Months Ended
	April 28, 2013		April 29, 2012
	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
	(Millions, except per share amounts)
Net earnings	$616	$1.94	$647	$2.01

Restructuring charges and related costs	$(71)	$(.22)	$(6)	$(.02)
Acquisition transaction costs	(7)	(.02)	—	—
Impact of items on net earnings*	$(78)	$(.25)	$(6)	$(.02)
_______________________________________
* The sum of the individual per share amounts does not add due to rounding.
Net earnings were $181 million in the quarter ended April 28, 2013, compared to $177 million in the year-ago quarter. After adjusting for restructuring charges and related costs, net earnings increased primarily due to sales growth, and the impact of the acquisition of Bolthouse Farms, partially offset by higher administrative expenses, selling expenses and a lower gross margin percentage.
Net earnings were $616 million in the nine months ended April 28, 2013, compared to $647 million in the year-ago period. After adjusting for restructuring charges and related costs and acquisition transaction costs, net earnings increased primarily due to sales growth, lower marketing expenses, the impact of the acquisition of Bolthouse Farms and a lower effective tax rate, partially offset by higher administrative expenses, higher selling expenses and a lower gross margin percentage. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding, reflecting the impact of the company’s strategic share repurchase program in 2012.
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

THIRD-QUARTER DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	2013	2012	% Change
	(Millions)
U.S. Simple Meals	$627	$567	11%
Global Baking and Snacking	568	543	5
International Simple Meals and Beverages	357	349	2
U.S. Beverages	198	208	(5)
Bolthouse and Foodservice	344	154	123
	$2,094	$1,821	15%
An analysis of percent change of net sales by reportable segment follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Total
Volume and Mix	11%	5%	4%	(1)%	(7)%	5%
Price and Sales Allowances	2	1	1	(2)	—	1
Increased Promotional Spending (1)	(2)	—	(2)	(2)	(3)	(2)
Currency	—	(1)	(1)	—	—	—
Acquisition	—	—	—	—	133	11
	11%	5%	2%	(5)%	123%	15%
__________________________________________

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.
In U.S. Simple Meals, sales increased 11%. U.S. Soup sales increased 14% compared to the year-ago quarter, which is a significant improvement in the performance of this business. In the quarter, the sales performance benefited from improved execution, the favorable impact of weather and an increase in customer inventory levels. Further details of U.S. Soup include:

•
Sales of Campbell’s condensed soups increased 11%, driven by double-digit volume gains in eating varieties, which benefited from increased promotional activity and price realization. Sales of cooking varieties increased slightly.

•
Sales of ready-to-serve soups increased 18%, primarily driven by significant volume gains in Campbell's Chunky canned soups and the benefit of new items including Campbell's Go Soups. New varieties, increased promotional activity and a return to NFL-themed advertising contributed to the improved performance of Campbell's Chunky canned soups.

•	Broth sales increased 18%, benefiting from higher levels of promotional activity, which drove double-digit volume gains in aseptic broth.
U.S. Sauces sales increased 3% as gains in Prego pasta sauces and Pace Mexican sauces were partially offset by lower sales in Campbell's canned pasta. Sales benefited from the introduction of Campbell's Skillet Sauces.
In Global Baking and Snacking, sales increased 5%. Pepperidge Farm sales increased primarily due to volume gains. Within Pepperidge Farm, sales of cookies and crackers increased due to strong gains in both Goldfish snack crackers and Pepperidge Farm cookies. In addition, sales of Pepperidge Farm fresh bakery products increased double-digits driven by volume gains due to improved marketplace performance and increased shelf space at retail outlets resulting from the bankruptcy of a competitor. Sales of Pepperidge Farm frozen products declined. In Arnott's, sales increased due to growth in Australia and gains in Indonesia, partially offset by the impact of currency. Sales growth in Australia was due to increases in savory crackers and sweet cookie varieties.
In International Simple Meals and Beverages, sales increased 2%. In Europe, sales increased primarily driven by volume gains in Germany, France and Belgium, partially offset by lower export sales. Sales in Latin America increased. Although currency had a negative impact, sales in the Asia Pacific region increased. Excluding the impact of currency, sales in the Asia Pacific region increased primarily due to growth in Malaysia, Hong Kong and Japan, partially offset by sales declines in Australia. In Canada, sales decreased primarily due to declines in soup and beverages, and the impact of currency, partially offset by gains in Pepperidge Farm crackers. Promotional spending was increased within the segment to remain competitive.
In U.S. Beverages, sales decreased 5% due to volume declines in V8 vegetable juice.
In Bolthouse and Foodservice, the acquisition of Bolthouse Farms contributed $205 million to sales. North America Foodservice sales declined 10% primarily due to declines in frozen soup sales, reflecting the loss of a major restaurant customer, and higher levels of trade spending to remain competitive.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $42 million in 2013. As a percent of sales, gross profit decreased from 38.8% in 2012 to 35.7% in 2013. The 3.1-percentage-point decrease in gross margin percentage in 2013 was due to the following factors:

Margin Impact
Cost inflation and other factors	(2.3)%
Impact of the Bolthouse Farms acquisition	(1.7)
Restructuring-related costs	(1.0)
Higher level of promotional spending	(0.8)
Productivity improvements	1.6
Higher selling prices	0.6
Mix	0.5
(3.1)%
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 12.5% in 2013 and 14.1% in 2012. Marketing and selling expenses were $262 million in 2013, compared to $256 million in 2012, an increase of 2%. The increase was primarily driven by the impact of the Bolthouse Farms acquisition (approximately 2 percentage points), higher spending to support innovation efforts (approximately 2 percentage points), and higher selling expenses and other marketing expenses (approximately 1 percentage point), partially offset by lower advertising and consumer promotion expenses (approximately 3 percentage points). Advertising and consumer promotion expenses declined 7%, primarily due to declines in U.S. Soup, while spending was increased at Pepperidge Farm and to support the company's new product introductions.
Administrative Expenses
Administrative expenses as a percent of sales were 8.2% in 2013 and 7.9% in 2012. Administrative expenses increased by 19% in 2013 from 2012, primarily due to the impact of the Bolthouse Farms acquisition (approximately 10 percentage points) and higher incentive compensation costs (approximately 9 percentage points).
Operating Earnings
Segment operating earnings increased 12% in 2013 from 2012.
An analysis of operating earnings by segment follows:

	2013	2012	% Change
	(Millions)
U.S. Simple Meals	$156	$120	30%
Global Baking and Snacking	73	73	—
International Simple Meals and Beverages	40	37	8
U.S. Beverages	33	45	(27)
Bolthouse and Foodservice	27	20	35
	329	295	12%
Unallocated corporate expenses	(56)	(27)
Restructuring charges(1)	(1)	(4)
Earnings before interest and taxes	$272	$264
__________________________________________

(1)	See Note 7 to the Consolidated Financial Statements for additional information on restructuring charges.

Earnings from U.S. Simple Meals increased 30%. The increase was due to higher volumes, increased selling prices and productivity improvements, partly offset by increased promotional spending. The increase in operating earnings reflected strong earnings gains in U.S. Soup, partly offset by a decline in U.S. Sauces.
Earnings from Global Baking and Snacking were comparable to the prior-year quarter. Higher sales were offset by increased marketing expenses and administrative costs.
Earnings from International Simple Meals and Beverages increased 8%. The increase was primarily due to higher earnings in Europe.
Earnings from U.S. Beverages decreased 27%, primarily due to lower volume of 100% juice varieties, cost inflation, and increased promotional spending, partly offset by productivity improvements.
Earnings from Bolthouse and Foodservice increased $7 million to $27 million due to the acquisition of Bolthouse Farms, which contributed $17 million, partially offset by lower earnings in North America Foodservice resulting from the decline in sales.
Unallocated corporate expenses in 2013 included restructuring-related costs of $20 million. The remaining increase was primarily due to higher incentive compensation costs.
Interest Expense
Interest expense increased to $33 million in 2013 from $29 million in 2012, reflecting a higher debt level due to the Bolthouse Farms acquisition, partially offset by lower interest rates.
Taxes on Earnings
The effective tax rate was 25.7% for the current quarter compared to 26.2% in the year-ago quarter. The effective tax rate in both years benefited from lower taxes on foreign earnings. In 2013, the company recognized a tax benefit of $7 million on $21 million of restructuring charges and related costs.

NINE-MONTH DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	2013	2012	% Change
	(Millions)
U.S. Simple Meals	$2,356	$2,265	4%
Global Baking and Snacking	1,703	1,637	4
International Simple Meals and Beverages	1,116	1,110	1
U.S. Beverages	569	593	(4)
Bolthouse and Foodservice	1,019	489	108
	$6,763	$6,094	11%
An analysis of percent change of net sales by reportable segment follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Total
Volume and Mix	2%	4%	2%	(3)%	(6)%	2%
Price and Sales Allowances	2	1	2	—	—	1
Increased Promotional Spending (1)	—	(1)	(2)	(1)	(3)	(1)
Currency	—	—	(1)	—	—	—
Acquisition	—	—	—	—	117	9
	4%	4%	1%	(4)%	108%	11%
__________________________________________

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

In U.S. Simple Meals, sales increased 4%, reflecting increases in U.S. Soup and U.S. Sauces. U.S. Soup sales increased 5% . The sales performance benefited from improved execution and the favorable impact of weather. Further details of U.S. Soup include:

•	Sales of Campbell’s condensed soups increased 2% with gains in eating varieties and cooking varieties.

•
Sales of ready-to-serve soups increased 9%. Volume-driven gains in Campbell's Chunky canned soups and the benefit of new items were partially offset by declines in microwavable soups. New varieties, increased promotional spending and a return to NFL-themed advertising contributed to the improved performance of Campbell's Chunky canned soups.

•
Broth sales increased 3%, primarily driven by double-digit gains in aseptically packaged broth, partially offset by lower sales of canned products and Swanson Flavor Boost concentrated broth, which was introduced in 2012.

U.S. Sauces sales increased 2% primarily due to growth in Prego pasta sauces, the launch of Campbell's Skillet Sauces, and growth in Pace Mexican sauces, partially offset by lower sales of other simple meal products.
In Global Baking and Snacking, sales increased 4% with gains in both Pepperidge Farm and Arnott's. Pepperidge Farm sales increased primarily due to growth in Goldfish snack crackers, fresh bakery products and cookies. Sales of fresh bakery products benefited from improved marketplace performance and increased shelf space at retail outlets resulting from the bankruptcy of a competitor. In Arnott’s, sales increased primarily due to gains in Indonesia and Australia, driven across all categories: savory crackers, sweet varieties and chocolate cookies. To capitalize on the opportunity to increase shelf space in the U.S. bread category and to remain competitive in the Australian marketplace, promotional spending was increased.
In International Simple Meals and Beverages, sales increased 1% due to growth in Latin America, the Asia Pacific region, and Canada (due to currency), partially offset by sales decreases in Europe. In the Asia Pacific region, sales increases across the region were partially offset by declines in Australia. In Europe, sales declined primarily due to the impact of currency. Excluding currency, sales gains in France were partially offset by declines in export sales. Promotional spending was increased, primarily to support the soup business in Canada, in response to more intense price competition in the marketplace.
In U.S. Beverages, sales decreased 4% due to declines in sales of V8 vegetable juice and V8 V-Fusion beverages, partially offset by an increase in V8 Splash beverages. Promotional spending was increased, primarily on V8 Splash, in response to more price-based competition in the value segment.
In Bolthouse and Foodservice, the acquisition of Bolthouse Farms contributed $571 million to sales. North America Foodservice sales declined 9% primarily due to declines in frozen soup products, reflecting the loss of a major restaurant customer, and higher levels of trade spending to remain competitive.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $61 million in 2013. As a percent of sales, gross profit decreased from 38.9% in 2012 to 36.0% in 2013. The 2.9-percentage-point decrease in gross margin percentage in 2013 was due to the following factors:

Margin Impact
Cost inflation and other factors	(2.0)%
Impact of the Bolthouse Farms acquisition	(1.4)
Restructuring-related costs	(1.2)
Higher level of promotional spending	(0.7)
Productivity improvements	1.5
Higher selling prices	0.8
Mix	0.1
(2.9)%
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 12.0% in 2013 and 13.4% in 2012. Marketing and selling expenses were $813 million in 2013, comparable to the prior year. Lower advertising and consumer promotion expenses, primarily in the U.S. Soup business (approximately 6 percentage points), were mostly offset by the impact of the Bolthouse Farms acquisition (approximately 2 percentage points), higher spending to support innovation efforts (approximately 2 percentage points), and by higher selling and other marketing expenses (approximately 2 percentage points).

Administrative Expenses
Administrative expenses as a percent of sales were 7.5% in 2013 and 7.2% in 2012. Administrative expenses increased by 15% in 2013 from 2012, primarily due to the impact of the Bolthouse Farms acquisition (approximately 10 percentage points) and higher incentive compensation and benefit costs, including pension expense (approximately 5 percentage points).
Other Expenses/(Income)
Other expenses in 2013 included $10 million of transaction costs and $10 million of amortization of intangible assets associated with the acquisition of Bolthouse Farms.
Operating Earnings
Segment operating earnings increased 7% in 2013 from 2012.
An analysis of operating earnings by segment follows:

	2013	2012	% Change
	(Millions)
U.S. Simple Meals	$621	$554	12%
Global Baking and Snacking	232	232	—
International Simple Meals and Beverages	141	138	2
U.S. Beverages	100	109	(8)
Bolthouse and Foodservice	91	75	21
	1,185	1,108	7%
Unallocated corporate expenses	(196)	(90)
Restructuring charges(1)	(31)	(9)
Earnings before interest and taxes	$958	$1,009
__________________________________________

(1)	See Note 7 to the Consolidated Financial Statements for additional information on restructuring charges.
Earnings from U.S. Simple Meals increased 12%. Higher selling prices, productivity savings and lower marketing expenses were partly offset by cost inflation and increased promotional spending. The improvement in operating earnings was due to solid gains in U.S. Soup, partially offset by a decline in U.S. Sauces.
Earnings from Global Baking and Snacking were comparable to the prior year, reflecting growth in Pepperidge Farm and the favorable impact of currency, offset by lower earnings in Arnott's.
Earnings from International Simple Meals and Beverages increased 2%, reflecting gains in the Asia Pacific region and Latin America, partially offset by lower earnings in Europe and Canada.
Earnings from U.S. Beverages decreased 8%, primarily due to volume declines on 100% juice varieties, cost inflation, and increased promotional spending, partially offset by productivity improvements and lower marketing expenses.
Earnings from Bolthouse and Foodservice increased due to the acquisition of Bolthouse Farms, which contributed $46 million, partially offset by lower earnings in North America Foodservice resulting from the decline in sales.
Unallocated corporate expenses in 2013 included restructuring-related costs of $81 million and transaction costs of $10 million associated with the acquisition of Bolthouse Farms. The remaining increase was primarily due to higher incentive compensation costs.
Interest Expense
Interest expense increased to $102 million in 2013 from $87 million in 2012, reflecting a higher debt level due to the Bolthouse Farms acquisition, partially offset by lower interest rates.
Taxes on Earnings
The effective tax rate was 29.4% in 2013 compared to 31.1% in the year-ago period. The current year included a tax benefit of $44 million on $122 million of restructuring charges and related costs and acquisition transaction costs. The reduced effective rate in 2013 reflects the resolution of certain tax matters and the benefit of recent changes in U.S. tax law.

Restructuring Charges
2013 Initiatives
In the second and third quarters of 2013, the company recorded restructuring charges of $7 million ($5 million after tax or $.02 per share) associated with commercial arrangements with third-party providers to expand the company's access to manufacturing and distribution capabilities in Mexico. The third-party providers will produce and distribute the company's beverages, soups, broths and sauces throughout the Mexican market. As a result of these agreements, the company will close its plant in Villagrán, Mexico, in 2014 and eliminate approximately 260 positions. The charge consisted of $3 million related to pension benefits (See Note 10), $1 million related to employee severance and benefit costs, and $3 million related to asset impairment. The company expects to incur an additional $1 million of accelerated depreciation and $1 million of other exit costs related to this initiative. Of the aggregate $9 million of pre-tax costs, the company expects approximately $4 million will be cash expenditures. These charges are associated with the International Simple Meals and Beverages segment. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.
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

In the nine-month period ended April 28, 2013, the company recorded a restructuring charge of $24 million related to these initiatives. In addition, approximately $81 million of costs related to these initiatives were recorded in Cost of products sold, representing accelerated depreciation. The aggregate after-tax impact of restructuring charges and related costs was $66 million, or $.21 per share. A summary of the pre-tax costs and remaining costs associated with the U.S. supply chain initiatives is as follows:

(Millions)	Total Program	Recognized as of April 28, 2013	Remaining Costs to be Recognized
Severance pay and benefits	$22	$(22)	$—
Accelerated depreciation	86	(80)	6
Other exit costs	12	(3)	9
Total	$120	$(105)	$15
In the third quarter, the company increased the estimate of the total anticipated pre-tax costs to approximately $120 million from $115 million, primarily due to increases in expected asset charges related to property, plant and equipment, partially offset by lower severance pay and benefits, and other exit costs. Of the aggregate $120 million of pre-tax costs, the company expects approximately $32 million will be cash expenditures. In addition, the company expects to invest approximately $27 million in capital expenditures, primarily to relocate and refurbish a beverage filling and packaging line. The remaining cash outflows related to these programs are not expected to have a material adverse impact on the company’s liquidity.
The initiatives included in this program, once fully implemented, are expected to generate annual ongoing pre-tax cash savings of approximately $30 million beginning in 2016, with 2014 savings of approximately $21 million.
The total pre-tax costs of $120 million associated with segments are expected to be as follows: U.S. Simple Meals - $90 million; and U.S. Beverages - $30 million. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.
2011 Initiatives
In the fourth quarter of 2011, the company announced a series of initiatives to improve supply chain efficiency and reduce overhead costs across the organization to help fund plans to drive the growth of the business. The company also announced its intent to exit the Russian market. Details of the initiatives include:

•
In Australia, the company is investing in a new system to automate packing operations at its biscuit plant in Virginia. This investment continued through the third quarter of 2013 and will result in the elimination of approximately 190 positions. This initiative is now expected to be substantially completed by December 2013. Further, the company improved asset utilization in the U.S. by shifting production of ready-to-serve soups from Paris, Texas, to other facilities in 2012.

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
In 2012, the company recorded a restructuring charge of $10 million ($6 million after tax or $.02 per share). Of the amount recorded in 2012, $9 million ($6 million after tax or $.02) was recorded through the end of the third quarter. In the fourth quarter of 2011, the company recorded a restructuring charge of $63 million ($41 million after tax or $.12 per share). A summary of the pre-tax charges and remaining costs associated with the initiatives is as follows:

(Millions)	Total Program	Recognized as of January 27, 2013	Remaining Costs to be Recognized
Severance pay and benefits	$41	$(41)	$—
Asset impairment/accelerated depreciation	23	(23)	—
Other exit costs	10	(9)	1
Total	$74	$(73)	$1
Of the aggregate $74 million of pre-tax costs, approximately $50 million represents cash expenditures, the majority of which was spent in 2012. In addition, the company expects to invest approximately $40 million in capital expenditures in connection with the actions, of which approximately $31 million has been invested as of April 28, 2013. The remaining cash outflows related to these programs are not expected to have a material adverse impact on the company’s liquidity.
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
The company generated cash from operations of $864 million in 2013, compared to $838 million last year. The improvement was primarily due to higher cash earnings in 2013 and lower benefit plan payments, partially offset by higher working capital requirements.
Capital expenditures were $205 million in 2013 compared to $173 million a year ago. To date, capital expenditures in 2013 included the soup capacity expansion project for the North America Foodservice business (approximately $29 million), capacity expansion at Pepperidge Farm (approximately $22 million), the packing automation and capacity expansion projects at one of the company’s Australian biscuit plants (approximately $16 million), the ongoing initiative to simplify the soup-making process in North America (also known as the soup common platform initiative) (approximately $14 million), and an advanced planning system in North America (approximately $7 million). Capital expenditures are expected to total approximately $330 million in 2013.
On August 6, 2012, the company completed the acquisition of Bolthouse Farms from a fund managed by Madison Dearborn Partners, LLC, a private equity firm, for $1.550 billion in cash, subject to customary purchase price adjustments. On August 6, 2012, the preliminary purchase price adjustments resulted in an increase in the purchase price of $20 million. In the third quarter, the purchase price adjustments were finalized and reduced to $11 million. The acquisition was funded through a combination of short- and long-term borrowings. The terms of long-term borrowings, which were issued on August 2, 2012, were as follows:

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

The remaining balance was funded through the issuance of commercial paper.
Dividend payments were $366 million in the nine-month period ended April 28, 2013 and $281 million in the nine-month period ended April 29, 2012. The increase in dividend payments was due to the acceleration into December 2012 of dividend payments that would have otherwise occurred in May 2013.
The company repurchased approximately 4 million shares at a cost of $139 million during the nine-month period ended April 28, 2013 and approximately 8 million shares at a cost of $272 million during the nine-month period ended April 29, 2012. Approximately $181 million was used in the prior-year period to repurchase shares pursuant to the company's June 2011 publicly announced share repurchase program. Approximately $750 million remained available to repurchase shares under the company's June 2011 repurchase program as of April 28, 2013. This program has no expiration date. The company suspended purchases under this program in July 2012. In addition to the June 2011 publicly announced share repurchase program, the company also purchased shares to offset the impact of dilution from shares issued under the company’s stock compensation plans. The company expects to continue this practice in the future. See “Unregistered Sales of Equity Securities and Use of Proceeds” for more information.
At April 28, 2013, the company had $1.309 billion of short-term borrowings due within one year and $40 million of standby letters of credit issued on behalf of the company. The company has committed revolving credit facilities totaling $2.0 billion, comprised of a $500 million facility and a $1.5 billion facility, both maturing in September 2016. These facilities remained unused at April 28, 2013, except for $3 million of standby letters of credit issued on behalf of the company. These revolving credit agreements support the company’s commercial paper programs and other general corporate purposes.
In November 2011, the company filed a registration statement with the Securities and Exchange Commission that registered an indeterminate amount of debt securities. Under the registration statement, the company may issue debt securities, depending on market conditions.
The company is in compliance with the covenants contained in its revolving credit facilities and debt securities.
RECENT DEVELOPMENTS
On May 23, 2013, the company announced it had entered into an agreement to acquire Plum Inc., a leading provider of premium, organic foods and snacks that serve the nutritional needs of babies, toddlers and children.  The company plans to fund the acquisition through issuance of commercial paper.  The acquisition is subject to regulatory approvals and customary closing conditions, and the closing is expected to occur in 2013.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding the company’s exposure to certain market risk, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the 2012 Annual Report on Form 10-K. There have been no significant changes in the company’s portfolio of financial instruments or market risk exposures from the 2012 year-end.
Item 4. CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures
The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer and Chief Administrative Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 28, 2013 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer and Chief Administrative Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective.

b.	Changes in Internal Controls
As previously disclosed, during the fourth quarter of 2012, the company entered into a contract with a third-party service organization to provide finance and accounting services, including portions of credit operations, accounts payable, master data management and accounting services for North America and Australia, as well as certain U.S. payroll services. In the third quarter of 2013, the company continued the transition of these services to the third-party service organization, with the full transition expected to be substantially completed by the end of 2013. This ongoing transition continues to materially affect the company's internal control over financial reporting. Except for the foregoing, there were no changes in the company’s internal control over financial reporting that materially affected, or were likely to materially affect, such control over financial reporting during the quarter ended April 28, 2013.
PART II
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)		Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions) (3)
1/28/13-2/28/13	430,000		$38.02	—	$750
3/1/13-3/31/13	636,000		$41.72	—	$750
4/1/13-4/28/13	732,000	(4)	$45.67	—	$750
Total	1,798,000		$42.44	—	$750
____________________________________

(1)
Includes (i) 1,614,000 shares repurchased in open-market transactions to offset the dilutive impact to existing shareowners of issuances under the company's stock compensation plans, and (ii) and 184,000 shares purchased from the counterparty of a deferred compensation hedge that was partially settled during the third quarter of 2013 (the "Hedge Shares").

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)
During the third quarter of 2013, the company had a publicly announced strategic share repurchase program. Under this program, which was announced on June 23, 2011, the company's Board of Directors authorized the purchase of up to $1 billion of company stock. The program has no expiration date, although the company suspended purchases under the program in July 2012. The company expects to continue its practice, under separate authorization, of purchasing shares sufficient to offset shares issued under incentive compensation plans.

(4)
Includes (i) 548,000 shares purchased in open-market transactions at an average price of $45.56 to offset the dilutive impact to existing shareowners of issuances under the company's stock compensation plans, and (ii) the Hedge Shares at an average price of $46.00.

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

Date: June 5, 2013

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