Form 10-K
period 2013-07-28
CAMPBELL SOUP CO
filed 2013-09-26
CIK 16732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
_____________________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 28, 2013	Commission File Number 1-3822
CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of January 27, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of capital stock held by non-affiliates of the registrant was approximately $6,774,117,501. There were 313,503,523 shares of capital stock outstanding as of September 13, 2013.
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on November 20, 2013, are incorporated by reference into Part III.

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
Background
On August 6, 2012, the company completed the acquisition of BF Bolthouse Holdco LLC (Bolthouse Farms) for approximately $1.55 billion in cash. Based in Bakersfield, California, Bolthouse Farms is a vertically integrated food and beverage company focused on developing, manufacturing and marketing fresh carrots and proprietary, high value-added healthy products.
On June 13, 2013, the company completed the acquisition of Plum PBC (formerly Plum Inc.) (Plum) for approximately $249 million, subject to customary purchase price adjustments. Based in Emeryville, California, Plum is a leading provider of premium, organic foods and snacks that serve the nutritional needs of babies, toddlers and children. The Plum Organics brand is the No. 4 brand of baby food in the U.S. and the No. 2 brand of organic baby food in the U.S. The acquisition provides the company with an attractive platform to extend its core categories of simple meals, snacks and beverages and enhances the company's access to a new generation of consumers. Since the Plum acquisition occurred on June 13, 2013, only the results of operations of Plum from June 13, 2013 through July 28, 2013 are included in this 2013 Annual Report on Form 10-K (this Report).
On August 8, 2013, the company completed the acquisition of Kelsen Group A/S (Kelsen) for approximately $325 million, subject to customary purchase price adjustments. Based in Nørre Snede, Denmark, Kelsen is a producer of quality baked snacks that are sold in 85 countries around the world. Its primary brands include Kjeldsens and Royal Dansk. Kelsen has established distribution networks in markets in Asia, the U.S., Europe, the Middle East, South America and Africa, and it is a market leader in the assortment segment of the sweet biscuits category in China and Hong Kong. The Kelsen acquisition provides the company with an immediate opportunity for growth in the large baked snacks category in China. Kelsen employs approximately 350 persons, and its two primary manufacturing facilities are company-owned and located in Nørre Snede and Ribe, Denmark. Since the Kelsen acquisition occurred subsequent to 2013, the results of Kelsen's operations are not included in this Report, and the discussion of the company's business and operations in this Report does not incorporate Kelsen's business and operations unless specifically stated otherwise.
On August 12, 2013, the company announced that it is in final and exclusive negotiations for the potential sale of its simple meal business in Europe to CVC Capital Partners, a leading global private equity firm. CVC has made a firm offer to purchase the business. The proposed transaction includes the company's simple meal national brands, including Liebig and Royco in France, Erasco in Germany, Blå Band in Sweden and Devos Lemmens and Royco in Belgium. The proposal also includes the sale of four plants in Puurs, Belgium; Le Pontet, France; Lubeck, Germany; and Kristianstadt, Sweden. The proposed transaction does not include the export of Pepperidge Farm products throughout Europe, Campbell’s products in the United Kingdom or Kelsen. The company has the option to cause the parties to execute a binding share purchase agreement. The proposed transaction is subject to clearance by the relevant European competition law authorities. The company has reflected the results of the business as discontinued operations in the Consolidated Statements of Earnings for all years presented. The assets and liabilities of the European business have been reflected in assets and liabilities held for sale in the Consolidated Balance Sheet as of July 28, 2013. The business was historically included in the International Simple Meals and Beverages segment.
Reportable Segments
The company reports the results of operations in the following reportable segments: U.S. Simple Meals; Global Baking and Snacking; International Simple Meals and Beverages; U.S. Beverages; and Bolthouse and Foodservice. The company has 13 operating segments based on product type and geographic location and has aggregated the operating segments into the appropriate reportable segment based on similar economic characteristics; products; production processes; types or classes of customers; distribution methods; and regulatory environment. See also Note 7 to the Consolidated Financial Statements. The segments are discussed in greater detail below.
U.S. Simple Meals
The U.S. Simple Meals segment aggregates the following operating segments: U.S. Soup and U.S. Sauces. The U.S. Soup retail business includes the following products: Campbell’s condensed and ready-to-serve soups; and Swanson broth and stocks. The U.S. Sauces retail business includes the following products: Prego pasta sauces; Pace Mexican sauces; Campbell’s canned gravies, pasta, and beans; Swanson canned poultry; and as of June 13, 2013, Plum Organics foods and snacks.

Global Baking and Snacking
The Global Baking and Snacking segment aggregates the following operating segments: Pepperidge Farm cookies, crackers, bakery and frozen products in U.S. retail; and Arnott’s biscuits in Australia and Asia Pacific.
International Simple Meals and Beverages
The International Simple Meals and Beverages segment aggregates the simple meals and beverages operating segments outside of the U.S., including the retail business in Canada and the businesses in Asia Pacific, Latin America and China. In Canada, the segment’s operations include Habitant and Campbell’s soups, Prego pasta sauces, Pace Mexican sauces, V8 juices and beverages and certain Pepperidge Farm products. In Asia Pacific, the segment's operations include Campbell’s soup and stock, Kimball sauces, V8 juices and beverages, Prego pasta sauce and Swanson broths. As previously discussed, on August 12, 2013, the company announced that it is in final and exclusive negotiations for the potential sale of its simple meal brands in Europe. The European simple meal business was historically included in this segment. The results of operations for the European simple meal business are reflected as discontinued operations for the years presented in this Report, and the assets of the business have been reflected as assets held for sale as of July 28, 2013.
Bolthouse and Foodservice
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
The company's five largest customers accounted for approximately 36% of the company's consolidated net sales from continuing operations in 2013, and 37% in 2012 and 2011. The company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 19% of the company’s consolidated net sales in 2013 and 2012 and 18% in 2011. All of the company’s segments sold products to Wal-Mart Stores, Inc. or its affiliates. No other customer accounted for 10% or more of the company’s consolidated net sales.
Trademarks and Technology
As of September 13, 2013, the company owned over 4,400 trademark registrations and applications in over 170 countries, including the registrations acquired in the Plum and Kelsen acquisitions and those associated with its European simple meal business. The company believes its trademarks are of material importance to its business. Although the laws vary by jurisdiction, trademarks generally are valid as long as they are in use and/or their registrations are properly maintained and have not been found to have become generic. Trademark registrations generally can be renewed indefinitely as long as the trademarks are in use. The company believes that its principal brands, including Campbell's, Pepperidge Farm, Goldfish, V8, Pace, Prego, Swanson, Arnott's and Bolthouse Farms, as well as the Plum brand acquired in the Plum acquisition and the Kjeldsens and Royal Dansk brands acquired in the Kelsen acquisition, are protected by trademark law in the major markets where they are used. In addition, some of the company's products are sold under brands that have been licensed from third parties.
Although the company owns a number of valuable patents, it does not regard any segment of its business as being dependent upon any single patent or group of related patents. In addition, the company owns copyrights, both registered and unregistered, and proprietary trade secrets, technology, know-how, processes, and other intellectual property rights that are not registered.
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
Capital Expenditures
During 2013, the company’s aggregate capital expenditures were $336 million. The company expects to spend approximately $350 million for capital projects in 2014. Major 2014 capital projects include a Pepperidge Farm cracker capacity expansion project, a U.S. beverage relocation and refurbishment project, the ongoing implementation of a series of related initiatives to simplify the soup-making process in North America (also known as the soup common platform initiative), and a flexible production line for Bolthouse Farms.
Research and Development
During the last three fiscal years, the company’s expenditures on research and development activities relating to new products and the improvement and maintenance of existing products were $128 million in 2013, $116 million in 2012, and $120 million in 2011. The increase from 2012 to 2013 was primarily due to higher incentive compensation and benefit costs, the addition of Bolthouse Farms expenses and higher costs associated with product innovation in North America. The decrease from 2011 to 2012 was primarily due to cost savings initiatives and other factors, partially offset by higher costs associated with product innovation in North America and the Asia Pacific region and inflation.
Environmental Matters
The company has requirements for the operation and design of its facilities that meet or exceed applicable environmental rules and regulations. Of the company’s $336 million in capital expenditures made during 2013, approximately $15 million was for compliance with environmental laws and regulations in the U.S.  The company further estimates that approximately $14 million of the capital expenditures anticipated during 2014 will be for compliance with U.S. environmental laws and regulations. The company believes that continued compliance with existing environmental laws and regulations (both within the U.S. and elsewhere) will not have a material effect on capital expenditures, earnings or the competitive position of the company. In addition, the company continues to monitor pending environmental laws and regulations within the U.S. and elsewhere, including laws and regulations relating to climate change and greenhouse gas emissions. While the impact of these pending laws and regulations cannot be predicted with certainty, the company does not believe that compliance with these pending laws and regulations will have a material effect on capital expenditures, earnings or the competitive position of the company.
Seasonality
Demand for the company’s products is somewhat seasonal, with the fall and winter months usually accounting for the highest sales volume due primarily to demand for the company’s soup products. Demand for the company’s sauce, beverage, baking and snacking products, however, is generally evenly distributed throughout the year.
Employees
On July 28, 2013, there were approximately 20,000 employees of the company. In addition, as of July 28, 2013, Campbell Swire, the company's joint venture in China, employed approximately 170 persons.
Financial Information
Financial information for the company’s reportable segments and geographic areas is found in Note 7 to the Consolidated Financial Statements. For risks attendant to the company’s foreign operations, see “Risk Factors.”
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
The company's results may be adversely affected by the failure to execute acquisitions and divestitures successfully
The company's ability to meet its objectives with respect to the acquisition of new businesses or the divestiture of existing businesses may depend in part on its ability to identify suitable buyers and sellers, negotiate favorable financial terms and other contractual terms, and obtain all necessary regulatory approvals. Potential risks of acquisitions also include the inability to integrate acquired businesses efficiently into the company's existing operations, diversion of management's attention from other business concerns, potential loss of key employees and/or customers of acquired businesses, potential assumption of unknown liabilities, potential disputes with the sellers, potential impairment charges if purchase assumptions are not achieved or market conditions decline, and the risks inherent in entering markets or lines of business with which the company has limited or no prior experience. Acquisitions outside the U.S. may present unique challenges and increase the company's exposure to risks associated with foreign operations, including foreign currency risks and risks associated with local regulatory regimes. For divestitures, potential risks may also include the inability to separate divested businesses or business units from the company effectively and efficiently and to reduce or eliminate associated overhead costs. The company's business or financial results may be negatively affected if acquisitions or divestitures are not successfully implemented or completed.
Disruption to the company's supply chain could adversely affect its business
The company's ability to manufacture and/or sell its products may be impaired by damage or disruption to its manufacturing or distribution capabilities, or to the capabilities of its suppliers or contract manufacturers, as a result of adverse weather conditions (such as drought, temperature extremes or floods), natural disasters, fire, terrorism, pandemics, strikes or other events. Production of carrots by the company's Bolthouse Farms business may be also be adversely affected by water scarcity, crop disease and crop pests. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, may adversely affect the company's business or financial results, particularly in circumstances where a product is sourced from a single supplier or location. Disputes with significant suppliers or contract manufacturers, including disputes regarding pricing or performance, may also adversely affect the company's ability to manufacture and/or sell its products, as well as its business or financial results.
The company's non-U.S. operations pose additional risks to the company's business
In 2013, approximately 23% of the company's consolidated net sales from continuing operations were generated outside of the U.S. Sales outside the U.S. are expected to continue to represent a significant portion of consolidated net sales. The company's business or financial performance may be adversely affected due to the risks of doing business in markets outside of the U.S., including but not limited to the following:

•	political instability;

•	unfavorable changes in tariffs or export and import restrictions;

•	nationalization of operations;

•	failure to comply with anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act;

•	the adverse impact of foreign tax treaties and policies;

•	civil disobedience, armed hostilities and terrorist acts; and

•	restrictions on the transfer of funds to and from countries outside of the United States, including potentially negative tax consequences.

In addition, the company holds assets and incurs liabilities, generates revenue, and pays expenses in a variety of currencies other than the U.S. dollar, primarily the Australian dollar and the Canadian dollar. The company's consolidated financial statements are presented in U.S. dollars, and the company must translate its assets, liabilities, sales and expenses into U.S. dollars for external reporting purposes. As a result, changes in the value of the U.S. dollar due to fluctuations in currency exchange rates or currency exchange controls may materially and negatively affect the value of these items in the company's consolidated financial statements, even if their value has not changed in their local currency.
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
Increased regulation could adversely affect the company's business or financial results
The manufacture and marketing of food products is extensively regulated. The primary areas of regulation include the processing, packaging, storage, distribution, advertising, labeling, quality and safety of the company's food products, as well as the health and safety of the company's employees and the protection of the environment. In the U.S., the company is subject to regulation by various government agencies, including the Food and Drug Administration, the U.S. Department of Agriculture, the Federal Trade Commission, the Occupational Safety and Health Administration and the Environmental Protection Agency, as well as various state and local agencies. The company is also regulated by similar agencies outside the U.S. and by voluntary organizations, such as the National Advertising Division and the Children's Food and Beverage Advertising Initiative of the Council of Better Business Bureaus. Changes in regulatory requirements, or evolving interpretations of existing regulatory requirements, may result in increased compliance cost, capital expenditures and other financial obligations that could adversely affect the company's business or financial results.
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
The company may be adversely impacted by a changing customer landscape and the increased significance of some of its customers
In recent years, alternative retail grocery channels, such as dollar stores, drug stores and club stores, have increased their market share. This trend towards alternative channels is expected to continue in the future. In addition, consolidations in the traditional retail grocery trade have produced large, sophisticated customers with increased buying power and negotiating strength who may seek lower prices or increased promotional programs funded by their suppliers. These customers may use more of their shelf space for their private label products. If the company is unable to use its scale, marketing expertise, product innovation and category leadership positions to respond to these customer dynamics, the company's business or financial results could be negatively impacted. Also, during 2013, the company's five largest customers accounted for approximately 36% of the company's consolidated net sales, with the largest customer, Wal-Mart Stores, Inc. and its affiliates, accounting for approximately 19% of the company's consolidated net sales. The disruption of sales to any of these customers, or to any of the company's other large customers, for an extended period of time could adversely affect the company's business or financial results.
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
The company may not properly execute, or realize anticipated cost savings or benefits from, its ongoing supply chain, information technology or other initiatives
The company's success is partly dependent upon properly executing, and realizing cost savings or other benefits from, its ongoing supply chain, information technology and other initiatives. These initiatives are primarily designed to make the company more efficient, which is necessary in the company's highly competitive industry. These initiatives are often complex, and a failure to implement them properly may, in addition to not meeting projected cost savings or benefits, result in an interruption to the company's sales, manufacturing, logistics, customer service or accounting functions.
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
The company's results may be negatively impacted if consumers do not maintain their favorable perception of its brands
The company has a number of iconic brands with significant value. Maintaining and continually enhancing the value of these brands is critical to the success of the company's business. Brand value is based in large part on consumer perceptions. Success in promoting and enhancing brand value depends in large part on the company's ability to provide high-quality products. Brand value could diminish significantly due to a number of factors, including consumer perception that the company has acted in an irresponsible manner, adverse publicity about the company's products and/or ingredients (whether or not valid), the company's failure to maintain the quality of its products, the failure of the company's products to deliver consistently positive consumer experiences, or the products becoming unavailable to consumers. The growing use of social and digital media by consumers increases the speed and extent that information and opinions can be shared. Negative posts or comments about the company, its brands or products on social or digital media could seriously damage the company's brands and reputation. If the company does not maintain the favorable perception of its brands, the company's results could be negatively impacted.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The company's principal executive offices are company-owned and located in Camden, New Jersey. The following table sets forth the company's principal manufacturing facilities and the business segment that primarily uses each of the facilities:
Principal Manufacturing Facilities

Inside the U.S.
California	New Jersey	South Carolina
Bakersfield (BFS)	East Brunswick (GBS)	Aiken (GBS)
Dixon (USSM/USB)	North Carolina	Texas
Stockton (USSM/USB)	Maxton (USSM/ISMB)	Paris (USSM/USB/ISMB/BFS)
Connecticut	Ohio	Utah
Bloomfield (GBS)	Napoleon (USSM/USB/BFS/ISMB)	Richmond (GBS)
Florida	Willard (GBS)	Washington
Lakeland (GBS)	Pennsylvania	Everett (BFS)
Illinois	Denver (GBS)	Prosser (BFS)
Downers Grove (GBS)	Downingtown (GBS/BFS)	Wisconsin
Milwaukee (USSM)

Outside the U.S.
Australia	China	Indonesia
Huntingwood (GBS)	Xiamen (ISMB)	Jawa Barat (GBS)
Marleston (GBS)	Canada	Malaysia
Shepparton (ISMB)	Toronto (USSM/ISMB/BFS)	Selangor Darul Ehsan (ISMB)
Virginia (GBS)	France	Mexico
Belgium	Le Pontet (ISMB)	Villagran (ISMB)
Puurs (ISMB)	Germany	Sweden
	Lubeck (ISMB)	Kristianstadt (ISMB)
____________________________________
USSM - U.S. Simple Meals
GBS - Global Baking and Snacking
ISMB - International Simple Meals and Beverages
USB - U.S. Beverages
BFS - Bolthouse and Foodservice
Each of the foregoing manufacturing facilities is company-owned, except the (i) Selangor Darul Ehsan, Malaysia, and the East Brunswick, New Jersey, facilities are leased, and (ii) Xiamen, China, facility is owned by Swire Pacific Limited, the company's joint venture partner in China. The company also maintains executive offices in Norwalk, Connecticut; Puurs, Belgium; Bakersfield, California; Toronto, Canada; and North Strathfield, Australia.
The company expects to close the Aiken, South Carolina, and the Villagran, Mexico, facilities in 2014. On August 12, 2013, the company announced that it is in final and exclusive negotiations for the potential sale of its simple meal business in Europe. The potential transaction includes the sale of the facilities and executive offices in Puurs, Belgium; Le Pontet, France; Lubeck, Germany; and Kristianstadt, Sweden. The former Sacramento, California, and South Plainfield, New Jersey, facilities were closed prior to the filing of this Report.
Management believes that the company's manufacturing and processing plants are well maintained and are generally adequate to support the current operations of the businesses.
Item 3. Legal Proceedings
None.
Item 4. Mine Safety Disclosures
Not applicable.

Executive Officers of the Company
The following list of executive officers as of September 13, 2013, is included as an item in Part III of this Form 10-K:

Name	Present Title	Age	Year First Appointed Executive Officer
Mark R. Alexander	Senior Vice President	49	2009
Carlos Barroso	Senior Vice President	54	2013
Irene Chang Britt	Senior Vice President	50	2010
Anthony P. DiSilvestro	Senior Vice President - Finance	54	2004
Ellen Oran Kaden	Senior Vice President - Chief Legal and Public Affairs Officer	61	1998
Luca Mignini	Senior Vice President	51	2013
Denise M. Morrison	President and Chief Executive Officer	59	2003
Robert W. Morrissey	Senior Vice President and Chief Human Resources Officer	55	2012
B. Craig Owens	Senior Vice President - Chief Financial Officer and Chief Administrative Officer	59	2008
Michael P. Senackerib	Senior Vice President - Chief Marketing Officer	48	2012
David R. White	Senior Vice President	58	2004
Carlos Barroso served as President and Founder of CJB and Associates, LLC, an R&D consulting firm (2009 - 2013), and Senior Vice President of R&D, Pepsico Global Foods (2008 - 2009), of PepsiCo, Inc. prior to joining the company in 2013. Luca Mignini served as Chief Executive Officer of the Findus Italy division of IGLO Group (2010 - 2012) and Senior Vice President, Europe, Japan and Australia and New Zealand (2007 - 2010), of SC Johnson & Son, Inc. prior to joining the company in 2013. B. Craig Owens served as Executive Vice President and Chief Financial Officer of the Delhaize Group prior to joining the company in 2008. Michael P. Senackerib served as Senior Vice President and Chief Marking Officer of Hertz Global Holdings, Inc. and The Hertz Corporation (2008 - 2011) prior to joining the company in 2012. The company has employed Mark R. Alexander, Irene Chang Britt, Anthony P. DiSilvestro, Ellen Oran Kaden, Denise M. Morrison, Robert W. Morrissey, and David R. White in an executive or managerial capacity for at least five years.
There is no family relationship among any of the company’s executive officers or between any such officer and any director that is first cousin or closer. All of the executive officers were elected at the November 2012 meeting of the Board of Directors, except Carlos Barroso was elected at the June 2013 meeting with his appointment effective as of July 31, 2013. Luca Mignini's appointment was effective as of January 21, 2013.
PART II

Item 5.	Market for Registrant’s Capital Stock, Related Shareowner Matters and Issuer Purchases of Equity Securities
Market for Registrant’s Capital Stock
The company’s capital stock is listed and principally traded on the New York Stock Exchange. On September 13, 2013, there were 23,123 holders of record of the company’s capital stock. Market price and dividend information with respect to the company’s capital stock are set forth in Note 20 to the Consolidated Financial Statements. Future dividends will be dependent upon future earnings, financial requirements and other factors.
Return to Shareowners* Performance Graph
The following graph compares the cumulative total shareowner return (TSR) on the company’s stock with the cumulative total return of the Standard & Poor’s 500 Stock Index (the S&P 500) and the Standard & Poor’s Packaged Foods Index (the S&P Packaged Foods Group). The graph assumes that $100 was invested on August 1, 2008, in each of company stock, the S&P 500 and the S&P Packaged Foods Group, and that all dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on July 26, 2013.

*	Stock appreciation plus dividend reinvestment.

	2008	2009	2010	2011	2012	2013
Campbell	100	89	107	102	105	154
S&P 500	100	80	92	110	120	150
S&P Packaged Foods Group	100	92	107	128	140	190

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions) (3)
4/29/2013 - 5/31/2013	228,500	$46.39	—	$750
6/1/2013 - 6/30/2013	88,973	$43.60	—	$750
7/1/2013 - 7/28/2013	—	—	—	$750
Total	317,473	$45.61	—	$750
____________________________________

(1)	Represents shares repurchased in open-market transactions to offset the dilutive impact to existing shareowners of issuances under the company's stock compensation plans.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)
During the fourth quarter of 2013, the company had a publicly announced share repurchase program. Under this program, which was announced on June 23, 2011, the company's Board of Directors authorized the purchase of up to $1 billion of company stock. The program has no expiration date, although the company suspended purchases under the program in July 2012. The company expects to continue its longstanding practice, under separate authorization, of purchasing shares sufficient to offset shares issued under incentive compensation plans.

Item 6. Selected Financial Data
FIVE-YEAR REVIEW — CONSOLIDATED

Fiscal Year	2013(1)	2012(2)	2011(3)	2010(4)	2009(5)
	(Millions, except per share amounts)
Summary of Operations
Net sales	$8,052	$7,175	$7,143	$7,085	$6,988
Earnings before interest and taxes	1,080	1,155	1,212	1,272	1,187
Earnings before taxes	955	1,049	1,100	1,166	1,080
Earnings from continuing operations	680	724	749	791	736
Earnings (loss) from discontinued operations	(231)	40	53	53	—
Net earnings	449	764	802	844	736
Net earnings attributable to Campbell Soup Company	458	774	805	844	736
Financial Position
Plant assets - net	$2,260	$2,127	$2,103	$2,051	$1,977
Total assets	8,323	6,530	6,862	6,276	6,056
Total debt	4,453	2,790	3,084	2,780	2,624
Total equity	1,210	898	1,096	929	731
Per Share Data
Earnings from continuing operations attributable to Campbell Soup Company - basic	$2.19	$2.30	$2.28	$2.29	$2.06
Earnings from continuing operations attributable to Campbell Soup Company - assuming dilution	2.17	2.29	2.26	2.27	2.05
Net earnings attributable to Campbell Soup Company - basic	1.46	2.43	2.44	2.44	2.06
Net earnings attributable to Campbell Soup Company - assuming dilution	1.44	2.41	2.42	2.42	2.05
Dividends declared	1.16	1.16	1.145	1.075	1.00
Other Statistics
Capital expenditures	$336	$323	$272	$315	$345
Weighted average shares outstanding - basic	314	317	326	340	352
Weighted average shares outstanding - assuming dilution	317	319	329	343	354
____________________________________
(All per share amounts below are on a diluted basis)
On August 12, 2013, the company announced that it is in final and exclusive negotiations for the potential sale of its simple meals business in Europe.The results of the business were reflected as discontinued operations in the Consolidated Statements of Earnings for all years presented. The assets and liabilities of the European business have been reflected in assets and liabilities held for sale in the Consolidated Balance Sheet as of July 28, 2013.

(1)
The 2013 earnings from continuing operations were impacted by restructuring charges and related costs of $90 million ($.28 per share) associated with restructuring initiatives in 2013. Earnings from continuing operations were also impacted by Bolthouse Farms acquisition-related costs of $7 million ($.02 per share). Earnings from discontinued operations were impacted by an impairment charge on the intangible assets of the simple meals business in Europe of $263 million ($.83 per share) and tax expense of $18 million ($.06 per share) representing taxes on the difference between the book value and tax basis of the business.

(2)
The 2012 earnings from continuing operations were impacted by a restructuring charge of $4 million ($.01 per share) associated with the 2011 initiatives to improve supply chain efficiency, reduce overhead costs across the organization and exit the Russian market. Earnings from discontinued operations included a restructuring charge of $2 million ($.01 per share) associated with the initiatives. Earnings from continuing operations were also impacted by Bolthouse Farms acquisition-related costs of $3 million ($.01 per share).

(3)
The 2011 earnings from continuing operations were impacted by a restructuring charge of $39 million ($.12 per share) associated with initiatives announced in June 2011 to improve supply chain efficiency, reduce overhead costs across the organization and exit the Russian market. Earnings from discontinued operations included a restructuring charge of $2 million associated with the initiatives.

(4)
The 2010 earnings from continuing operations were impacted by the following: a restructuring charge of $8 million ($.02 per share) for pension benefit costs associated with the 2008 initiatives to improve operational efficiency and long-term profitability and $10 million ($.03 per share) to reduce deferred tax assets as a result of the U.S. health care legislation enacted in March 2010.

(5)
The 2009 earnings from continuing operations were impacted by the following: $15 million ($.04 per share) of restructuring-related costs associated with the 2008 initiatives to improve operational efficiency and long-term profitability. The 2009 earnings from discontinued operations were impacted by an impairment charge of $47 million ($.13 per share) related to certain European trademarks and a $4 million ($.01 per share) tax benefit related to the sale of the Godiva Chocolatier business.

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
On August 6, 2012, the company completed the acquisition of Bolthouse Farms from a fund managed by Madison Dearborn Partners, LLC, a private equity firm, for $1.550 billion in cash, subject to customary purchase price adjustments. On August 6, 2012, the preliminary purchase price adjustments resulted in an increase in the purchase price of $20 million. In the third quarter, the purchase price adjustments were finalized and reduced to $11 million. The company funded the acquisition through a combination of short- and long-term borrowings. See Notes 3 and 13 to the Consolidated Financial Statements for more information on the acquisition.
On June 13, 2013, the company completed the acquisition of Plum for $249 million, subject to customary purchase price adjustments. Plum is a leading provider of premium, organic foods and snacks that serve the nutritional needs of babies, toddlers and children. See Note 3 to the Consolidated Financial Statements for more information on the acquisition.
On August 12, 2013, the company announced that it is in final and exclusive negotiations for the potential sale of its simple meals business in Europe. The company has reflected the results of the business as discontinued operations in the Consolidated Statements of Earnings for all years presented. The business was historically included in the International Simple Meals and Beverages segment. The assets and liabilities of the European business have been reflected in assets and liabilities held for sale in the Consolidated Balance Sheet as of July 28, 2013. See Note 4 to the Consolidated Financial Statements for additional information.
Key Strategies
Campbell's long-term goal is to create shareowner value by driving sustainable, profitable net sales growth. The company is seeking to achieve this goal by increasing the strength of its core business and by expanding into higher-growth spaces, including new consumer segments, categories, channels and geographies.
Campbell is focused in three core categories: simple meals, healthy beverages and snacks. Its strategic priorities are to profitably grow its soup and simple meals business in North America, expand its international presence, and continue to drive growth in snacks and healthy beverages. In 2013, the company made meaningful progress in advancing these objectives.
In managing its core soup and simple meals business in North America, Campbell seeks to align investment in each business in the portfolio with the growth potential of the category and the brand. It grew net sales and operating earnings in U.S. Soup in 2013 by improving execution and optimizing key drivers of demand, including brand positioning, communication, merchandising and pricing, taste, distribution and innovation.
In 2014, Campbell will continue its efforts to strengthen its North American business through improved execution, brand building and innovation. It plans to introduce more than 30 new soup products, ranging from a new line of Campbell's Homestyle ready-to-eat soups to flavor-infused Swanson broths. It will expand its presence in the dinner sauce category with the launch of Campbell's Slow Cooker sauces. It will also focus on driving growth in its new Plum business, a line of premium, organic foods and snacks for babies, toddlers and young children, which the company acquired in 2013.
In 2013, Campbell also acquired Bolthouse Farms, a business that gives the company a strong platform for access to packaged fresh segments that are aligned with significant consumer trends. In combination, Bolthouse Farms' beverages business and the company's line of V8 branded beverages provide Campbell with a healthy beverages portfolio that spans the range from shelf-stable value offerings to mainstream products to fresh, super-premium beverages. In 2014, Campbell expects to continue to drive growth in Bolthouse Farms by leveraging its robust innovation pipeline and by investing in brand building. It plans to improve the performance of its V8 beverages business through disciplined focus on the drivers of demand, continued expansion in energy drinks and other growth segments in the shelf-stable beverages category, and close attention to cost management. The introduction of V8 Harvest, a fresh tomato-based 100% vegetable juice, will represent the first entry of the V8 brand into the super-premium beverage segment.
In Campbell's baking and snacking portfolio, Pepperidge Farm expects continued growth in 2014, driven primarily by its cracker business. With the introduction of Goldfish Puffs, a puffed cheese snack product designed primarily for teens, Pepperidge Farm will begin to expand the Goldfish brand into adjacent categories. At Arnott's in Australia, the company will focus on growing the core biscuits business with innovative flavors and new pack sizes and on driving productivity and reducing costs.
Campbell is seeking to expand its presence in international markets by extending the product platforms of many of its current businesses and by pursuing business development opportunities in faster-growing developing markets. In 2014, the company intends to leverage new strategic alliances in Mexico with Grupo Jumex and Conservas La Costeña to drive profitable growth in beverages, soups and simple meals through access to expanded manufacturing and distribution capabilities. In Indonesia, it plans to continue to drive growth in biscuits through increased penetration in the general trade. In Malaysia, it will focus on improved in-store execution behind its Prego and Kimball sauce brands. The company's acquisition of Kelsen during the first quarter of 2014 provides an immediate opportunity for growth in the large baked snacks category in China.
Executive Summary
This Executive Summary provides significant highlights from the discussion and analysis that follows.

•	Net sales increased 12% in 2013 to $8.052 billion. The acquisition of Bolthouse Farms and Plum contributed 11 points of the growth.

•
Gross profit, as a percent of sales, decreased to 36.2% from 39.2% a year ago. The decline was primarily attributable to the acquisition of Bolthouse Farms and the impact of restructuring-related costs recognized in the current year.

•
Earnings from continuing operations per share were $2.17 in 2013, compared to $2.29 in 2012. The current year included $.31 per share of expense from items that impacted comparability, as discussed below. The prior year included $.02 per share of expense from items that impacted comparability, as discussed below.

•
In 2013, the company reported a loss from discontinued operations of $.73 per share, compared to earnings of $.12 per share in 2012. The current year included $.89 per share of expense from items that impacted comparability. The prior year included $.01 per share of expense from items that impacted comparability, as discussed below.

Net earnings attributable to Campbell Soup Company - 2013 Compared with 2012
The following items impacted the comparability of net earnings and net earnings per share:
Continuing Operations

•
In 2013, the company incurred transaction costs of $10 million ($7 million after tax or $.02 per share) associated with the acquisition of Bolthouse Farms. In 2012, the company recorded pre-tax transaction costs of $5 million ($3 million after tax or $.01 per share) related to the acquisition;

•
In 2013, the company recorded pre-tax restructuring charges of $51 million and restructuring-related costs of $91 million in Cost of products sold (aggregate impact of $90 million after tax or $.28 per share) associated with initiatives to improve its U.S. supply chain cost structure and increase asset utilization across its U.S. thermal plant network; expand access to manufacturing and distribution capabilities in Mexico; improve its Pepperidge Farm bakery supply chain cost structure; and reduce overhead costs in North America. See Note 8 to the Consolidated Financial Statements and "Restructuring Charges" for additional information; and

•
In 2011, the company announced a series of initiatives to improve supply chain efficiency and reduce overhead costs across the organization to help fund plans to drive growth of the business. The company also announced its exit from the Russian market. In 2012, the company recorded pre-tax restructuring charges of $7 million ($4 million after tax or $.01 per share) related to the initiatives. See Note 8 to the Consolidated Financial Statements and "Restructuring Charges" for additional information.

Discontinued Operations

•
In the fourth quarter of 2013, the company recorded an impairment charge on the intangible assets of the simple meals business in Europe of $396 million ($263 million after tax or $.83 per share). In addition, the company recorded $18 million in tax expense ($.06 per share) representing taxes on the difference between the book value and tax basis of the business. See Note 4 to the Consolidated Financial Statements for additional information.

•	In 2012, the company recorded restructuring charges of $3 million ($2 million after tax or $.01 per share) associated with reducing overhead.
The items impacting comparability are summarized below:

	2013		2012
	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
	(Millions, except per share amounts)
Earnings from continuing operations attributable to Campbell Soup Company	$689	$2.17	$734	$2.29
Earnings (loss) from discontinued operations	$(231)	$(.73)	$40	$0.12
Net earnings attributable to Campbell Soup Company	$458	$1.44	$774	$2.41

Continuing operations:
Restructuring charges and related costs	$(90)	$(.28)	$(4)	$(.01)
Acquisition transaction costs	(7)	(.02)	(3)	(.01)
Impact of items on earnings from continuing operations(1)	$(97)	$(.31)	$(7)	$(.02)

Discontinued operations:
Restructuring charges and related costs	$—	$—	$(2)	$(.01)
Impairment charge	(263)	(.83)	—	—
Tax expense on book and tax differences	(18)	(.06)	—	—
Impact of items on earnings (loss) from discontinued operations	$(281)	$(.89)	$(2)	$(.01)
_______________________________________

(1)	The sum of the individual per share amounts may not add due to rounding.
Earnings from continuing operations were $689 million ($2.17 per share) in 2013, compared to $734 million ($2.29 per share) in 2012. After adjusting for restructuring charges and related costs and acquisition transaction costs, earnings increased in 2013 from 2012. The increase was primarily due to sales growth, lower marketing expenses, the impact of the acquisition of Bolthouse Farms and a lower effective tax rate, partially offset by higher administrative expenses and higher selling expenses. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding, reflecting the impact of the company’s strategic share repurchase program in 2012.
Net earnings attributable to Campbell Soup Company - 2012 Compared with 2011
In addition to the 2012 item that impacted comparability of net earnings and net earnings per share previously disclosed, the following items impacted the comparability of net earnings and earnings per share:
Continuing Operations

•
In 2011, the company announced a series of initiatives to improve supply chain efficiency and reduce overhead costs across the organization to help fund plans to drive the growth of the business. The company also announced its exit from the Russian market. In 2012, the company recorded pre-tax restructuring charges of $7 million ($4 million after tax or $.01 per share) related to the initiatives. In the fourth quarter of 2011, the company recorded a restructuring charge of $60 million ($39 million after tax or $.12 per share) related to the initiatives. See Note 8 to the Consolidated Financial Statements and "Restructuring Charges" for additional information.

Discontinued Operations

•	In 2011, the company recorded $3 million ($2 million after tax) associated with the initiatives.

The items impacting comparability are summarized below:

	2012		2011
	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
	(Millions, except per share amounts)
Earnings from continuing operations attributable to Campbell Soup Company	$734	$2.29	$752	$2.26
Earnings (loss) from discontinued operations	$40	$0.12	$53	$0.16
Net earnings attributable to Campbell Soup Company	$774	$2.41	$805	$2.42

Continuing operations:
Restructuring charges	$(4)	$(.01)	$(39)	$(.12)
Acquisition transaction costs	(3)	(.01)	—	—
Impact of items on earnings from continuing operations	$(7)	$(.02)	$(39)	$(.12)

Discontinued operations:
Restructuring charges and related costs	$(2)	$(.01)	$(2)	$—
Impact of items on earnings from discontinued operations	$(2)	$(.01)	$(2)	$—
Earnings from continuing operations were $734 million ($2.29 per share) in 2012, compared to $752 million ($2.26 per share) in 2011. After adjusting for items impacting comparability, earnings decreased in 2012 from 2011. The decrease was primarily due to a decline in gross margin percentage partially offset by a lower effective tax rate. The decline in gross margin was due to cost inflation, increased promotional spending and unfavorable mix, partly offset by higher selling prices and productivity improvements. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding, which was primarily due to share repurchases under the company’s strategic share repurchase programs.
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
The company also owns a 70% controlling interest in a Malaysian food products manufacturing company. The noncontrolling interest’s share in the net earnings was included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings and was not material in 2013, 2012, or 2011.
DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

				% Change
	2013	2012	2011	2013/2012	2012/2011
	(Millions)
U.S. Simple Meals	$2,849	$2,726	$2,751	5	(1)
Global Baking and Snacking	2,273	2,193	2,156	4	2
International Simple Meals and Beverages	869	872	887	—	(2)
U.S. Beverages	742	774	759	(4)	2
Bolthouse and Foodservice	1,319	610	590	116	3
	$8,052	$7,175	$7,143	12	—

An analysis of percent change of net sales by reportable segment follows:

2013 versus 2012	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Total (2)
Volume and Mix	3%	4%	—%	(3)%	(6)%	1%
Price and Sales Allowances	2	2	2	—	—	2
Increased Promotional Spending (1)	(1)	(2)	(2)	(1)	(2)	(1)
Currency	—	—	—	—	—	—
Acquisitions	1	—	—	—	124	11
	5%	4%	—%	(4)%	116%	12%

2012 versus 2011	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Total
Volume and Mix	(4)%	(1)%	(1)%	3%	2%	(2)%
Price and Sales Allowances	3	5	3	—	2	3
Increased Promotional Spending (1)	—	(3)	(3)	(1)	(1)	(1)
Currency	—	1	(1)	—	—	—
	(1)%	2%	(2)%	2%	3%	—%
__________________________________________

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

(2)	Sum of the individual amounts does not add due to rounding.
In 2013, U.S. Simple Meals sales increased 5%, reflecting increases in U.S. Soup and U.S. Sauces. U.S. Soup sales increased 5%, benefiting from improved execution and the favorable impact of weather. Further details of U.S. Soup include:

•	Sales of Campbell’s condensed soups increased 2% with gains in both cooking and eating varieties.

•
Sales of ready-to-serve soups increased 9% due to volume-driven gains in Campbell's Chunky canned soups, which benefited from new varieties, increased promotional spending and a return to NFL-themed advertising.

•
Broth sales increased 4%, primarily driven by double-digit gains in aseptically packaged broth, partially offset by lower sales of canned products and lower sales of Swanson Flavor Boost concentrated broth, which was introduced in 2012.

U.S. Sauces sales increased 5% primarily due to the acquisition of Plum in June 2013, growth in Prego pasta sauces, the 2013 launch of Campbell's Skillet Sauces, and growth in Pace Mexican sauces, partially offset by lower sales in other simple meals products.
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
In 2013, Global Baking and Snacking sales increased 4% with gains in both Pepperidge Farm and Arnott's. Pepperidge Farm sales increased primarily due to growth in fresh bakery products, Goldfish snack crackers, and cookies. Sales of fresh bakery products benefited from improved marketplace performance and increased shelf space at retail outlets resulting from the bankruptcy of a competitor. Arnott’s sales increased primarily due to gains in Indonesia, partially offset by the impact of currency. Promotional spending was increased by Pepperidge Farm for competitive reasons and to capitalize on the opportunity to increase shelf space in the U.S. bread category and in Arnott's to remain competitive in the Australian marketplace.
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
In 2013, International Simple Meals and Beverages sales were comparable to 2012. Sales declines in the Asia Pacific region, primarily due to currency and declines in exports, were partially offset by gains in China, Canada and Latin America. Promotional spending was increased, primarily to support the soup business in Canada, in response to more intense price competition in the marketplace.
In 2012, International Simple Meals and Beverages sales decreased 2% due to declines in Canada partly offset by growth in export sales. In Canada, sales declined primarily due to lower soup sales and the impact of currency. Promotional spending was increased within the segment to improve marketplace performance.
In 2013, U.S. Beverages sales decreased 4% due to declines in sales of V8 vegetable juice and V8 V-Fusion beverages, partially offset by an increase in V8 Splash beverages. Promotional spending was increased, primarily on V8 Splash, in response to more price-based competition in the value segment.
In 2012, U.S. Beverages sales increased 2%. Sales of V8 Splash beverages and V8 V-Fusion beverages increased, while sales of V8 vegetable juice declined. Sales of V8 V-Fusion beverages benefited from a range of new products, including V8 V-Fusion Smoothies, Energy, Sparkling and juice boxes, as well as increased promotional support.
In 2013, Bolthouse and Foodservice sales increased due to the acquisition of Bolthouse Farms in 2013, which contributed $756 million to sales. North America Foodservice sales declined 8% primarily due to declines in frozen soup products, reflecting the loss of a major restaurant customer, and higher levels of trade spending to remain competitive.
In 2012, North America Foodservice sales increased 3% primarily due to gains in refrigerated soup.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $102 million in 2013 and decreased by $78 million in 2012 from 2011. As a percent of sales, gross profit was 36.2% in 2013, 39.2% in 2012, and 40.4% in 2011.
The 3.0 and 1.2 percentage-point decreases in gross margin percentage in 2013 and 2012 were due to the following factors:

	% Change
	2013	2012
Cost inflation and other factors	(1.9)	(3.6)
Impact of acquisitions	(1.7)	—
Restructuring-related costs	(1.1)	—
Higher level of promotional spending	(0.7)	(0.8)
Productivity improvements	1.6	1.8
Higher selling prices	0.8	2.1
Mix	—	(0.7)
	(3.0)	(1.2)
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 11.8% in 2013, 13.1% in 2012, and 12.7% in 2011. Marketing and selling expenses increased 1% in 2013 from 2012. The increase was primarily due to the impact of the Bolthouse Farms acquisition (approximately 3 percentage points); higher selling expenses (approximately 2 percentage points); and higher marketing expenses to support innovation efforts (approximately 2 percentage points), partially offset by lower advertising and consumer promotion expenses, primarily in the U.S. Soup business (approximately 6 percentage points). Marketing and selling expenses increased 4% in 2012 from 2011 primarily due to higher advertising and consumer promotion expenses (approximately 3 percentage points) and higher other marketing expenses (approximately 1 percentage point). Advertising and consumer promotion expenses increased 6% in 2012 from 2011, reflecting brand-building investments across many key brands.

Administrative Expenses
Administrative expenses as a percent of sales were 8.4% in 2013, 8.1% in 2012 and 2011. Administrative expenses increased by 17% in 2013 from 2012, primarily due to the impact of the Bolthouse Farms acquisition (approximately 10 percentage points) and higher incentive compensation costs (approximately 7 percentage points). Administrative expenses increased 1% in 2012 from 2011, primarily due to higher compensation and benefit costs (approximately 2 percentage points); and higher general administrative costs and inflation (approximately 3 percentage points), partially offset by cost savings from restructuring initiatives and other factors (approximately 4 percentage points).
Research and Development Expenses
Research and development expenses increased $12 million or 10% in 2013 from 2012. The increase was primarily due to higher incentive compensation and benefit costs (approximately 7 percentage points); the impact of the Bolthouse Farms acquisition (approximately 2 percentage points); and higher costs associated with product innovation in North America (approximately 1 percentage point). Research and development expenses decreased $4 million or 3% in 2012 from 2011. The decrease was primarily due to cost savings initiatives and other factors (approximately 6 percentage points), partially offset by higher costs associated with product innovation in North America and the Asia Pacific region (approximately 2 percentage points), and inflation (approximately 1 percentage point).
Other Expenses/(Income)
Other expenses in 2013 included $10 million of transaction costs and $14 million of amortization of intangible assets associated with the acquisition of Bolthouse Farms.
Other expenses in 2012 included $5 million of transaction costs associated with the acquisition of Bolthouse Farms.
Operating Earnings
Segment operating earnings increased 7% in 2013 from 2012 and decreased 8% in 2012 from 2011.
An analysis of operating earnings by segment follows:

				% Change
	2013	2012	2011	2013/2012	2012/2011
	(Millions)
U.S. Simple Meals	$731	$658	$657	11%	—%
Global Baking and Snacking	316	315	355	—	(11)
International Simple Meals and Beverages	108	106	128	2	(17)
U.S. Beverages	120	134	182	(10)	(26)
Bolthouse and Foodservice	116	85	82	36	4
	1,391	1,298	1,404	7%	(8)%
Unallocated corporate expenses	(260)	(136)	(132)
Restructuring charges(1)	(51)	(7)	(60)
Earnings before interest and taxes	$1,080	$1,155	$1,212
__________________________________________

(1)	See Note 8 to the Consolidated Financial Statements for additional information on restructuring charges.
Earnings from U.S. Simple Meals increased 11% in 2013 versus 2012. The improvement in operating earnings was due to solid gains in U.S. Soup, partially offset by a decline in U.S. Sauces mostly due to increased marketing spending in support of new items. For the segment, higher selling prices and productivity savings were partially offset by cost inflation.
Earnings from U.S. Simple Meals in 2012 and 2011 were comparable, as earnings gains in U.S. Soup were mostly offset by declines in U.S. Sauces. For the segment, higher selling prices, productivity improvements and lower promotional spending were mostly offset by lower volumes and cost inflation.
Earnings from Global Baking and Snacking increased $1 million in 2013, reflecting growth in Pepperidge Farm mostly offset by lower earnings in Arnott's.
Earnings from Global Baking and Snacking decreased 11% in 2012 versus 2011 primarily due to cost inflation, increased promotional spending and higher advertising expense, partly offset by higher selling prices and productivity improvements. Promotional spending was increased to support the businesses.
Earnings from International Simple Meals and Beverages increased 2% in 2013 versus 2012. The increase was primarily due to lower losses in China, reflecting lower marketing expenses partially offset by a lower gross margin percentage.

Earnings from International Simple Meals and Beverages decreased 17% in 2012 versus 2011. The decrease in operating earnings was primarily due to lower earnings in the Asia Pacific region and Canada, and increased costs associated with the company's market expansion in China, partially offset by the benefit of exiting the Russian market.
Earnings from U.S. Beverages decreased 10% in 2013 versus 2012, primarily due to lower sales and a lower gross margin percentage, partially offset by reduced advertising expenses.
Earnings from U.S. Beverages decreased 26% in 2012 versus 2011 primarily due to cost inflation, increased promotional spending and advertising expense, partly offset by productivity improvements.
Earnings from Bolthouse and Foodservice increased $31 million in 2013 from 2012 due to the acquisition of Bolthouse Farms, which contributed $63 million, partially offset by lower earnings in North America Foodservice resulting from the decline in sales.
Earnings from Bolthouse and Foodservice increased 4% in 2012 versus 2011 due to higher selling prices and productivity improvements, partially offset by cost inflation. In 2012 and 2011, all of the segment earnings were from North America Foodservice as Bolthouse was acquired in 2013.
Unallocated corporate expenses in 2013 included restructuring-related costs of $91 million and transaction costs of $10 million associated with the acquisition of Bolthouse Farms. Unallocated corporate expenses in 2012 included $5 million associated with the acquisition of Bolthouse Farms. The remaining increase in 2013 was primarily due to higher incentive compensation costs.
Interest Expense/Income
Interest expense increased to $135 million in 2013 from $114 million in 2012, reflecting a higher debt level due to the Bolthouse Farms acquisition, partially offset by lower interest rates. Interest income increased to $10 million from $8 million in 2012 primarily due to higher levels of cash and cash equivalents.
Interest expense decreased to $114 million in 2012 from $122 million in 2011, primarily due to lower interest rates on fixed-rate debt. Interest income decreased to $8 million in 2012 from $10 million in 2011 primarily due to lower levels of cash and cash equivalents.
Taxes on Earnings
The effective tax rate was 28.8% in 2013, 31.0% in 2012, and 31.9% in 2011. The current year included a tax benefit of $55 million on $152 million of restructuring charges and related costs and acquisition transaction costs. The decline in the effective tax rate in 2013 from 2012 was primarily due to lower state taxes, including the favorable resolution of certain matters, and an increase in the U.S. manufacturing deduction.
The reduction in the effective tax rate in 2012 from 2011 was primarily due to lower tax expense associated with the repatriation of foreign earnings in 2012.
Restructuring Charges
2013 Initiatives
In 2013, the company implemented the following initiatives to improve supply chain efficiency, expand access to manufacturing and distribution capabilities, and reduce costs:

•
The company implemented initiatives to improve its U.S. supply chain cost structure and increase asset utilization across its U.S. thermal plant network, including closing its thermal plant in Sacramento, California, which produced soups, sauces and beverages. The closure resulted in the elimination of approximately 700 full-time positions and was completed in phases. Most of the positions were eliminated in 2013 and operations ceased in August 2013. The company shifted the majority of Sacramento's soup, sauce and beverage production to its thermal plants in Maxton, North Carolina; Napoleon, Ohio; and Paris, Texas. The company also closed its spice plant in South Plainfield, New Jersey, which resulted in the elimination of 27 positions. The company consolidated spice production at its Milwaukee, Wisconsin, plant in 2013.

•
In Mexico, the company entered into commercial arrangements with third-party providers to expand access to manufacturing and distribution capabilities. The third-party providers will produce and distribute the company's beverages, soups, broths and sauces throughout the Mexican market. As a result of these agreements, the company will close its plant in Villagrán, Mexico, in 2014 and eliminate approximately 260 positions.

•
The company will improve its Pepperidge Farm bakery supply chain cost structure by closing its plant in Aiken, South Carolina, in 2014. The company will shift the majority of Aiken's bread production to its bakery plant in Lakeland, Florida. Approximately 110 positions will be eliminated as a result of the plant closure.

•	The company streamlined its salaried workforce in U.S. Simple Meals, North America Foodservice and U.S. Beverages by approximately 70 positions. This action was substantially completed in August 2013.

The company recorded a restructuring charge of $51 million related to these initiatives in 2013. In addition, approximately $91 million of costs related to these initiatives were recorded in Cost of products sold, representing accelerated depreciation and other exit costs. The aggregate after-tax impact of restructuring charges and related costs was $90 million, or $.28 per share. A summary of the pre-tax costs and remaining costs associated with the initiatives is as follows:

(Millions)	Total Program	Recognized as of July 28, 2013	Remaining Costs to be Recognized
Severance pay and benefits	$37	$(35)	$2
Accelerated depreciation/asset impairment	99	(99)	—
Other exit costs	14	(8)	6
Total	$150	$(142)	$8
Of the aggregate $150 million of pre-tax costs, the company expects approximately $47 million will be cash expenditures. In addition, the company expects to invest approximately $31 million in capital expenditures, primarily to relocate and refurbish a beverage filling and packaging line, and relocate bread production, of which approximately $12 million has been invested as of July 28, 2013. The outstanding aspects of these restructuring initiatives are expected to be completed in 2014. The remaining cash outflows related to these restructuring initiatives are not expected to have a material adverse impact on the company’s liquidity.
The initiatives included in this program, once fully implemented, are expected to generate annual ongoing pre-tax savings of approximately $40 million beginning in 2015, with 2014 savings of approximately $30 million.
The total pre-tax costs of $150 million associated with segments are expected to be as follows: U.S. Simple Meals - $91 million; Global Baking and Snacking - $16 million; International Simple Meals and Beverages - $10 million; U.S. Beverages - $31 million; and Bolthouse and Foodservice - $2 million. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.
2011 Initiatives
In the fourth quarter of 2011, the company announced a series of initiatives to improve supply chain efficiency and reduce overhead costs across the organization to help fund plans to drive the growth of the business. The company also announced its exit from the Russian market. Details of the initiatives include:

•
In Australia, the company is investing in a new system to automate packing operations at its biscuit plant in Virginia. This investment continued through 2013 and will result in the elimination of approximately 190 positions. This initiative is now expected to be substantially completed by December 2013. Further, the company improved asset utilization in the U.S. by shifting production of ready-to-serve soups from Paris, Texas, to other facilities in 2012. In addition, the manufacturing facility in Marshall, Michigan, was closed in 2011, and manufacturing of Campbell’s Soup at Hand microwavable products was consolidated at the Maxton, North Carolina, plant in 2012.

•
The company streamlined its salaried workforce by approximately 510 positions around the world, including approximately 130 positions at its world headquarters in Camden, New Jersey. These actions were substantially completed in 2011. As part of this initiative, the company outsourced a larger portion of its U.S. retail merchandising activities to its retail sales agent, Acosta Sales and Marketing, and eliminated approximately 190 positions.

•	In connection with exiting the Russian market, the company eliminated approximately 50 positions. The exit process commenced in 2011 and was substantially completed in 2012.
In 2012, the company recorded a restructuring charge of $10 million ($6 million after tax or $.02 per share). Of the amount recorded in 2012, $3 million relates to discontinued operations. In the fourth quarter of 2011, the company recorded a restructuring charge of $63 million ($41 million after tax or $.12 per share). Of the amount recorded in 2011, $3 million related to discontinued operations. A summary of the pre-tax charges and remaining costs associated with the initiatives is as follows:

(Millions)	Total Program	Recognized as of July 28, 2013	Remaining Costs to be Recognized
Severance pay and benefits	$41	$(41)	$—
Accelerated depreciation/asset impairment	23	(23)	—
Other exit costs	10	(9)	1
Total	$74	$(73)	$1
Of the aggregate $74 million of pre-tax costs, approximately $50 million represents cash expenditures, the majority of which was spent in 2012. In addition, the company expects to invest approximately $40 million in capital expenditures in connection with the actions, of which approximately $33 million has been invested as of July 28, 2013. The remaining cash outflows related to these restructuring initiatives are not expected to have a material adverse impact on the company’s liquidity.
The initiatives included in this program are expected to generate annual pre-tax cash savings of approximately $60 million beginning in 2012 and increasing to approximately $70 million in 2014.
The total pre-tax costs of $74 million associated with each segment are as follows: U.S. Simple Meals - $33 million; Global Baking and Snacking - $14 million; International Simple Meals and Beverages - $17 million; U.S. Beverages - $3 million; Bolthouse and Foodservice - $1 million; and Corporate - $6 million. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.
See Note 8 to the Consolidated Financial Statements for additional information.
Potential Future Initiatives
The company continues to evaluate initiatives to improve operational efficiency and long-term profitability and may take additional actions in the future as a result.
Discontinued Operations
On August 12, 2013, the company announced that it is in final and exclusive negotiations for the potential sale of its simple meals business in Europe. The European business includes Erasco and Heisse Tasse soups in Germany; Liebig and Royco soups in France; Devos Lemmens mayonnaise and cold sauces; and Royco soups in Belgium; and Blå Band and Isomitta soups and sauces in Sweden.
The company has reflected the results of the business as discontinued operations in the Consolidated Statements of Earnings for all years presented. The business was historically included in the International Simple Meals and Beverages segment.
Results of the European business are summarized below.

(Millions)	2013	2012	2011
Net sales	$532	$532	$576
Earnings (loss) before taxes	$(331)	$57	$68
Taxes on earnings	100	(17)	(15)
Earnings (loss) from discontinued operations	$(231)	$40	$53
In the fourth quarter of 2013, the company recorded an impairment charge on the intangible assets of this business of $396 million ($263 million after tax or $.83 per share). In addition, the company recorded $18 million in tax expense ($.06 per share) representing taxes on the difference between the book value and tax basis of the business. See also Notes 4 and 6 to the Consolidated Financial Statements for additional information.
In 2013, sales were comparable to 2012 as gains in France, Belgium and the Nordic region were offset by declines in Germany and export sales. Excluding the impairment charge and the tax charge, earnings increased in 2013 due primarily to lower marketing spending and administrative costs.
In 2012, sales declined primarily due to currency and declines in Germany. In 2012, earnings declined primarily due to lower sales, a lower gross margin percentage and restructuring charges, partially offset by lower marketing spending.
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
The company generated cash from operations of $1.019 billion in 2013, compared to $1.120 billion in 2012. The decrease was primarily due to higher working capital requirements, partly offset by higher cash earnings.
The company generated cash from operations of $1.120 billion in 2012, compared to $1.142 billion in 2011. The decline was primarily due to lower cash earnings, partially offset by lower pension contributions in 2012.
Capital expenditures were $336 million in 2013 compared to $323 million a year ago. Capital expenditures are expected to total approximately $350 million in 2014. Capital expenditures in 2013 included the soup capacity expansion project for the North America Foodservice business (approximately $42 million), capacity expansion at Pepperidge Farm (approximately $38 million), the packing automation and capacity expansion projects at one of the company’s Australian biscuit plants (approximately $19 million), the ongoing initiative to simplify the soup-making process in North America (also known as the soup common platform initiative) (approximately $20 million), and an advanced planning system in North America (approximately $11 million). Capital expenditures in 2012 included the packing automation and capacity expansion projects at one of the company’s Australian biscuit plants (approximately $32 million), an advanced planning system in North America (approximately $14 million), capacity expansion at Pepperidge Farm (approximately $18 million), the ongoing initiative to simplify the soup-making process in North America (approximately $17 million), continued enhancement of the company’s corporate headquarters (approximately $11 million), and Pepperidge Farm's 34,000-square-foot innovation center (approximately $20 million). Capital expenditures in 2011 included the expansion of beverage capacity (approximately $6 million); the ongoing implementation of SAP (approximately $13 million); expenditures at the company’s corporate headquarters (approximately $6 million); Pepperidge Farm’s new 34,000-square-foot innovation center (approximately $5 million); expansion of Pepperidge Farm’s production capacity (approximately $5 million) and a number of infrastructure projects in the U.S. supply chain (approximately $31 million).
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
On June 13, 2013, the company completed the acquisition of Plum for $249 million, subject to customary purchase price adjustments. Plum is a leading provider of premium, organic foods and snacks that serve the nutritional needs of babies, toddlers and children. The acquisition provides the company with a new growth platform in the high-growth premium organic segment. The acquisition was funded through the issuance of commercial paper.
On August 8, 2013, the company completed the acquisition of Kelsen for approximately $325 million, subject to customary purchase price adjustments. Kelsen is a producer of quality baked snacks that are sold in 85 countries around the world. The acquisition was funded through the issuance of commercial paper.
Long-term borrowings in 2011 included the issuance in April of $500 million of 4.25% notes that mature in April 2021. The net proceeds from this issuance were used for the repayment of commercial paper borrowings and for other general corporate purposes.
Dividend payments were $367 million in 2013, $373 million in 2012, and $378 million in 2011. Annual dividends declared were $1.16 per share in 2013 and 2012, and $1.145 per share in 2011. The 2013 fourth quarter rate was $.29 per share.
Excluding shares owned and tendered by employees to satisfy tax withholding requirements on the vesting of restricted shares and for stock option exercises, the company repurchased approximately 4 million shares at a cost of $153 million during 2013. In June 2011, the company’s Board of Directors authorized the purchase of up to $1 billion of company stock. Approximately $750 million remained available to repurchase shares under the company's June 2011 repurchase program as of July 28, 2013. This program has no expiration date. The company suspended purchases under this program in July 2012. In addition to the June 2011 publicly announced share repurchase program, the company also purchased shares to offset the impact of dilution from shares issued under the company’s stock compensation plans. The company expects to continue this practice in the future. See “Unregistered Sales of Equity Securities and Use of Proceeds” for more information.
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
At July 28, 2013, the company had $1.909 billion of short-term borrowings due within one year and $40 million of standby letters of credit issued on behalf of the company. The company has committed revolving credit facilities totaling $2.0 billion, comprised of a $500 million facility and a $1.5 billion facility, both maturing in September 2016. These facilities remained unused at July 28, 2013, except for $3 million of standby letters of credit issued on behalf of the company. These revolving credit agreements support the company’s commercial paper programs and other general corporate purposes. The company may also increase the commitments under the credit facilities up to an additional $1 billion, upon the agreement of either existing lenders or of additional banks not currently parties to the existing credit agreements.
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
CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
Contractual Obligations
The following table summarizes the company’s obligations and commitments to make future payments under certain contractual obligations as of July 28, 2013. For additional information on debt, see Note 13 to the Consolidated Financial Statements. Operating leases are primarily entered into for warehouse and office facilities and certain equipment. Purchase commitments represent purchase orders and long-term purchase arrangements related to the procurement of ingredients, supplies, machinery, equipment and services. These commitments are not expected to have a material impact on liquidity. Other long-term liabilities primarily represent payments related to deferred compensation obligations. For additional information on other long-term liabilities, see Note 18 to the Consolidated Financial Statements.

	Contractual Payments Due by Fiscal Year
(Millions)	Total	2014	2015 - 2016	2017 - 2018	Thereafter
Debt obligations(1)	$4,462	1,908	302	402	1,850
Interest payments(2)	958	108	183	170	497
Derivative payments(3)	36	35	1	—	—
Purchase commitments(4)	1,110	687	202	88	133
Operating leases(4)	204	45	68	44	47
Other long-term payments(5)	177	—	50	41	86
Total long-term cash obligations	$6,947	$2,783	$806	$745	$2,613
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

(3)
Represents payments of cross-currency swaps, forward exchange contracts, commodity contracts, and deferred compensation hedges. Contractual payments for cross-currency swaps represent future discounted cash payments based on forward interest and spot foreign exchange rates.

(4)	Includes purchase commitments of $44 million and operating leases of $27 million related to discontinued operations.

(5)
Represents other long-term liabilities, excluding unrecognized tax benefits, postretirement benefits and payments related to pension plans. For additional information on pension and postretirement benefits, see Note 11 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Other Commitments
The company guarantees approximately 2,000 bank loans to Pepperidge Farm independent sales distributors by third-party financial institutions used to purchase distribution routes. The maximum potential amount of the future payments the company could be required to make under the guarantees is $165 million. The company’s guarantees are indirectly secured by the distribution routes. The company does not believe that it is probable that it will be required to make guarantee payments as a result of defaults on the bank loans guaranteed. See also Note 18 to the Consolidated Financial Statements for information on off-balance sheet arrangements.
INFLATION
In fiscal 2013, inflation in cost of goods sold was lower than fiscal 2012 and 2011.  The company continues to use a number of strategies to mitigate the effects of cost inflation including increasing prices, commodity hedging and pursuing cost productivity initiatives such as global procurement strategies and capital investments that improve the efficiency of operations.
MARKET RISK SENSITIVITY
The principal market risks to which the company is exposed are changes in foreign currency exchange rates, interest rates and commodity prices. In addition, the company is exposed to equity price changes related to certain deferred compensation obligations. The company manages its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain its variable-to-total debt ratio within targeted guidelines. International operations, which accounted for 23% of 2013 net sales from continuing operations, are concentrated principally in Australia and Canada. The company manages its foreign currency exposures by borrowing in various foreign currencies and utilizing cross-currency swaps and forward contracts. Cross-currency swaps and forward contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The company does not enter into contracts for speculative purposes and does not use leveraged instruments.
The company principally uses a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. The company also enters into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of diesel fuel, soybean oil, wheat, aluminum, natural gas, cocoa and corn, which impact the cost of raw materials.
The information below summarizes the company’s market risks associated with debt obligations and other significant financial instruments as of July 28, 2013. Fair values included herein have been determined based on quoted market prices or pricing models using current market rates. The information presented below should be read in conjunction with Notes 13 through 15 to the Consolidated Financial Statements.
The table below presents principal cash flows and related interest rates by fiscal year of maturity for debt obligations. Interest rates disclosed on variable-rate debt represent the weighted-average rates at July 28, 2013. Notional amounts and related interest rates of interest rate swaps are presented by fiscal year of maturity. For the swaps, variable rates are the weighted-average forward rates for the term of each contract.

	Expected Fiscal Year of Maturity
(Millions)	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Debt(1)
Fixed rate	$302	$301	$1	$401	$1	$1,850	$2,856	$2,900
Weighted-average interest rate	4.87%	3.37%	1.06%	3.05%	1.51%	4.27%	4.07%
Variable rate(2)	$1,606						$1,606	$1,607
Weighted-average interest rate	0.45%						0.45%
Interest Rate Swaps
Fair-value swaps
Fixed to variable	$200						$200	$1
Average pay rate	0.67%						0.67%
Average receive rate	4.88%						4.88%
Cash-flow swaps
Variable to fixed		$250					$250	$23
Average pay rate		2.18%					2.18%
Average receive rate		3.33%					3.33%
_______________________________________

(1)	Excludes unamortized net premium/discount on debt issuances and amounts related to interest rate swaps designated as fair-value hedges.

(2)	Represents $1.562 billion of USD borrowings and $44 million equivalent of borrowings in other currencies.

As of July 29, 2012, fixed-rate debt of approximately $2.4 billion with an average interest rate of 4.56% and variable-rate debt of approximately $382 million with an average interest rate of 0.72% were outstanding. As of July 29, 2012, the company had swapped $500 million of fixed-rate debt to variable. The average rate to be received on these swaps was 4.95%, and the average rate to be paid was estimated to be 1.05% over the remaining life of the swaps.
The company is exposed to foreign exchange risk related to its international operations, including non-functional currency intercompany debt and net investments in subsidiaries. The following table summarizes the cross-currency swaps outstanding as of July 28, 2013, which hedge such exposures. The notional amount of each currency and the related weighted-average forward interest rate are presented in the Cross-Currency Swaps table.
Cross-Currency Swaps

	Fiscal Year of Expiration	Interest Rate	Notional Value	Fair Value
			(Millions)
Pay fixed CAD	2014	6.24%	$60	$(22)
Receive fixed USD		5.66%
Pay variable AUD	2014	1.45%	$37	$—
Receive variable USD		0.24%
Pay variable CAD	2014	0.69%	$34	$(1)
Receive variable USD		0.23%
Pay variable CAD	2014	0.77%	$83	$—
Receive variable USD		0.24%
Pay variable AUD	2015	2.19%	$55	$—
Receive variable USD		0.52%
Pay variable CAD	2015	1.21%	$42	$—
Receive variable USD		0.46%
Pay variable AUD	2016	2.85%	$72	$(1)
Receive variable USD		0.95%
Total			$383	$(24)
The cross-currency swap contracts outstanding at July 29, 2012, represented four pay variable EUR/receive variable USD swaps with notional values totaling $241 million, four pay variable CAD/receive variable USD swaps with notional values totaling $210 million, four pay variable AUD/receive variable USD swaps with notional values totaling $325 million, and one pay fixed CAD/receive fixed USD swaps with a notional value totaling $60 million. The aggregate notional value of these swap contracts was $836 million as of July 29, 2012, and the aggregate fair value of these swap contracts was a loss of $60 million as of July 29, 2012.
The company is also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries, including subsidiary debt. The company utilizes foreign exchange forward purchase and sale contracts to hedge these exposures. The following table summarizes the foreign exchange forward contracts outstanding and the related weighted-average contract exchange rates as of July 28, 2013.
Forward Exchange Contracts

	Contract Amount	Average Contractual Exchange Rate (currency paid/ currency received)
	(Millions)
Receive USD/Pay AUD	$231	1.08
Receive USD/Pay EUR	$225	0.76
Receive USD/Pay CAD	$151	1.02
Receive AUD/Pay NZD	$29	1.22
The company had an additional $5 million in a number of smaller contracts to purchase or sell various other currencies, such as the Swedish krona, British pound, and Australian dollar, as of July 28, 2013. The aggregate fair value of all contracts was a loss of $2 million as of July 28, 2013. The total forward exchange contracts outstanding were $228 million, and the aggregate fair value was a gain of $2 million as of July 29, 2012.
The company enters into commodity futures and options contracts to reduce the volatility of price fluctuations for commodities. The notional value of these contracts was $105 million and the aggregate fair value of these contracts was a loss of $4 million as of July 28, 2013. The notional value of these contracts was $95 million, and the aggregate fair value of these contracts was a gain of $4 million as of July 29, 2012.
The company enters into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of the company’s capital stock, the total return of the Vanguard Institutional Index, the total return of the Vanguard Total International Stock Index, and during 2012, the total return of the Vanguard Short-Term Bond Index. Under these contracts, the company pays variable interest rates and receives from the counterparty either the total return on company capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index; the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index; or the total return of the Vanguard Short-Term Bond Index. The notional value of the contract that is linked to the total return on company capital stock was $26 million at July 28, 2013 and July 29, 2012. The average forward interest rate applicable to this contract, which expires in 2014, was 0.60% at July 28, 2013. The notional value of the contract that is linked to the return on the Standard & Poor's 500 Index was $19 million at July 28, 2013 and $15 million at July 29, 2012. The average forward interest rate applicable to this contract, which expires in 2013, was 0.67% at July 28, 2013. The notional value of the contract that is linked to the total return of the iShares MSCI EAFE Index was $5 million at July 28, 2013 and $4 million at July 29, 2012. The average forward interest rate applicable to this contract, which expires in 2014, was 0.55% at July 28, 2013. The notional value of the contract that was linked to the return on the Vanguard Short-Term Bond Index was $30 million at July 29, 2012. The fair value of these contracts was a $2 million gain at July 28, 2013 and a $1 million gain at July 29, 2012.
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
Goodwill and intangible assets deemed to have indefinite lives are not amortized but rather are tested at least annually for impairment, or more often if events or changes in circumstances indicate that more likely than not the carrying amount of the asset may not be recoverable. Goodwill is tested for impairment at the reporting unit level. A reporting unit represents an operating segment or a component of an operating segment. Goodwill is tested for impairment by either performing a qualitative evaluation or a two-step quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The company may elect not to perform the qualitative assessment for some or all reporting units and perform a two-step quantitative impairment test. Fair value is determined based on discounted cash flow analyses. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired. The amount of the impairment is the difference between the carrying value of the goodwill and the “implied” fair value, which is calculated as if the reporting unit had just been acquired and accounted for as a business combination.
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
In the fourth quarter of 2013, as part of the company's annual review of intangible assets, an impairment charge of $360 million was recorded on goodwill and $36 million on trademarks for the simple meals business in Europe. The impairment was attributable to a combination of factors, including the existence of a firm offer to purchase the business; a revised future outlook for the business, with reduced expectations for future sales and discounted cash flows, given the economic uncertainty in the region; future investments required to maintain performance; and management's assumptions on the weighted average cost of capital.
On August 12, 2013, the company announced that it was in final and exclusive negotiations for the potential sale of this business. The company has reflected the results of the business as discontinued operations in the Consolidated Statements of Earnings for all years presented. The business was historically included in the International Simple Meals and Beverages segment. The assets and liabilities have been reflected in assets and liabilities held for sale in the Consolidated Balance Sheet as of July 28, 2013.
As of July 28, 2013, the carrying value of goodwill was $2.407 billion, of which $110 million relates to the European simple meals business and has been included in assets held for sale. Prior to the impairment charge in 2013, the company had not recognized any impairment of goodwill as a result of annual testing, which began in 2003. As of the 2013 measurement, the estimated fair value of each reporting unit of continuing operations exceeded the carrying value by at least 40%, excluding the 2013 acquisitions. Holding all other assumptions used in the 2013 fair value measurement constant, a 100-basis-point increase in the weighted average cost of capital would not result in the carrying value of any reporting unit to be in excess of the fair value. As of July 28, 2013, goodwill related to the acquisition of Bolthouse Farms and Plum was $692 million and $128 million, respectively. Within Bolthouse, the fair value exceeded the carrying value by at least 15%. Because the Plum acquisition closed on June 13, 2013, the carrying value represents fair value.
As of July 28, 2013, the carrying value of trademarks was $960 million, of which $150 million relates to the European simple meals business and has been included in assets held for sale. Holding all other assumptions used in the 2013 measurement constant, a 100-basis-point increase in the weighted average cost of capital would reduce the fair value of trademarks of continuing operations, excluding the 2013 acquisitions, but would not result in an impairment charge. As of July 28, 2013, trademarks related to the acquisition of Bolthouse Farms and Plum were $383 million and $115 million, respectively.
In 2012, as part of the company’s annual review of intangible assets, an impairment charge of $3 million was recognized related to a trademark used in the European simple meals business, formerly included in the International Simple Meals and Beverages segment. The trademark was determined to be impaired as a result of a decrease in the fair value of the brand, resulting from reduced expectations for future sales and discounted cash flows in comparison to the prior year.
The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance, economic conditions, market conditions, and cost of capital. Inherent in estimating the future cash flows are uncertainties beyond the company’s control, such as capital markets. The actual cash flows could differ materially from management’s estimates due to changes in business conditions, operating performance, and economic conditions.
See also Note 6 to the Consolidated Financial Statements for additional information on goodwill and intangible assets.
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
Net periodic pension and postretirement expense was $130 million in 2013, $102 million in 2012, and $98 million in 2011.
Significant weighted-average assumptions as of the end of the year were as follows:

	2013	2012	2011
Pension
Discount rate for benefit obligations	4.82%	4.05%	5.41%
Expected return on plan assets	7.65%	7.65%	7.90%
Postretirement
Discount rate for obligations	4.50%	3.75%	5.00%
Initial health care trend rate	8.25%	8.25%	8.25%
Ultimate health care trend rate	4.50%	4.50%	4.50%
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
Net periodic pension and postretirement expense is expected to decrease to approximately $90 million in 2014 primarily due to decreased amortization of unrecognized losses as a result of an increase in the discount rate.
The company contributed $75 million, $55 million, and $100 million, respectively, to U.S. pension plans in 2013, 2012, and 2011. Contributions to non-U.S. plans were $12 million in 2013, $16 million in 2012, and $44 million in 2011. The company contributed $35 million to U.S. plans in the first quarter of 2014. Additional contributions to U.S. plans are not expected in 2014. Contributions to non-U.S. plans are expected to be approximately $18 million in 2014.
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

•	the company’s ability to realize projected cost savings and benefits, including restructuring initiatives;

•	the company’s ability to successfully manage changes to its business processes, including selling, distribution, manufacturing and information management systems;

•	the practices and increased significance of certain of the company’s key customers;

•	the impact of inventory management practices by the company’s customers;

•	the impact of fluctuations in the supply of and inflation in energy, raw and packaging materials cost;

•	the impact associated with completing and integrating acquisitions, divestitures and other portfolio changes;

•	the uncertainties of litigation described from time to time in the company’s Securities and Exchange Commission filings;

•	the impact of changes in currency exchange rates, tax rates, interest rates, debt and equity markets, inflation rates, economic conditions and other external factors; and

•	the impact of unforeseen business disruptions in one or more of the company’s markets due to political instability, civil disobedience, armed hostilities, natural disasters or other calamities.
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

Item 8. Financial Statements and Supplementary Data

CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(millions, except per share amounts)

	2013	2012	2011
Net sales	$8,052	$7,175	$7,143
Costs and expenses
Cost of products sold	5,140	4,365	4,255
Marketing and selling expenses	947	941	909
Administrative expenses	677	580	577
Research and development expenses	128	116	120
Other expenses / (income)	29	11	10
Restructuring charges	51	7	60
Total costs and expenses	6,972	6,020	5,931
Earnings before interest and taxes	1,080	1,155	1,212
Interest expense	135	114	122
Interest income	10	8	10
Earnings before taxes	955	1,049	1,100
Taxes on earnings	275	325	351
Earnings from continuing operations	680	724	749
Earnings (loss) from discontinued operations	(231)	40	53
Net earnings	449	764	802
Less: Net earnings (loss) attributable to noncontrolling interests	(9)	(10)	(3)
Net earnings attributable to Campbell Soup Company	$458	$774	$805
Per Share — Basic
Earnings from continuing operations	$2.19	$2.30	$2.28
Earnings (loss) from discontinued operations	(0.74)	0.12	0.16
Net earnings attributable to Campbell Soup Company	$1.46	$2.43	$2.44
Weighted average shares outstanding — basic	314	317	326
Per Share — Assuming Dilution
Earnings from continuing operations	$2.17	$2.29	$2.26
Earnings (loss) from discontinued operations	(0.73)	0.12	0.16
Net earnings attributable to Campbell Soup Company	$1.44	$2.41	$2.42
Weighted average shares outstanding — assuming dilution	317	319	329
The sum of the individual per share amounts may not add due to rounding.
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(millions)

	2013			2012			2011
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$449			$764			$802
Other comprehensive income (loss):
Foreign currency translation adjustments	$(95)	$3	(92)	$(127)	$(8)	(135)	$269	$(5)	264
Cash-flow hedges:
Unrealized gains (losses) arising during the period	20	(8)	12	15	(5)	10	(12)	4	(8)
Reclassification adjustment for (gains) losses included in net earnings	4	(1)	3	—	—	—	9	(3)	6
Pension and other postretirement benefits:
Net actuarial gain (loss) arising during the period	322	(103)	219	(428)	151	(277)	—	—	—
Reclassification of prior service credit included in net earnings	(2)	—	(2)	(1)	—	(1)	—	—	—
Reclassification of net actuarial loss included in net earnings	124	(54)	70	83	(29)	54	77	(30)	47
Other comprehensive income (loss)	$373	$(163)	$210	$(458)	$109	$(349)	$343	$(34)	$309
Total comprehensive income (loss)			659			415			1,111
Total comprehensive income (loss) attributable to noncontrolling interests			(10)			(10)			(3)
Total comprehensive income (loss) attributable to Campbell Soup Company			$669			$425			$1,114
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(millions, except per share amounts)

	July 28, 2013	July 29, 2012
Current assets
Cash and cash equivalents	$333	$335
Accounts receivable, net	635	553
Inventories	925	714
Other current assets	135	169
Current assets held for sale	193	—
Total current assets	2,221	1,771
Plant assets, net of depreciation	2,260	2,127
Goodwill	2,297	2,013
Other intangible assets, net of amortization	1,021	496
Other assets	131	123
Noncurrent assets held for sale	393	—
Total assets	$8,323	$6,530
Current liabilities
Short-term borrowings	$1,909	$786
Payable to suppliers and others	523	571
Accrued liabilities	617	598
Dividend payable	100	93
Accrued income taxes	19	22
Current liabilities held for sale	114	—
Total current liabilities	3,282	2,070
Long-term debt	2,544	2,004
Deferred taxes	489	298
Other liabilities	776	1,260
Noncurrent liabilities held for sale	22	—
Total liabilities	7,113	5,632
Commitments and contingencies
Campbell Soup Company shareowners’ equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares as of July 28, 2013 and 542 as of July 29, 2012	12	20
Additional paid-in capital	362	329
Earnings retained in the business	1,772	9,584
Capital stock in treasury, at cost	(364)	(8,259)
Accumulated other comprehensive loss	(565)	(776)
Total Campbell Soup Company shareowners’ equity	1,217	898
Noncontrolling interests	(7)	—
Total equity	1,210	898
Total liabilities and equity	$8,323	$6,530
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(millions)

	2013	2012	2011
Cash flows from operating activities:
Net earnings	$449	$764	$802
Adjustments to reconcile net earnings to operating cash flow
Impairment charge	396	—	—
Restructuring charges	51	10	63
Stock-based compensation	113	79	87
Depreciation and amortization	407	262	268
Deferred income taxes	(171)	45	46
Other, net	155	118	108
Changes in working capital
Accounts receivable	(48)	(18)	(15)
Inventories	(146)	32	(14)
Prepaid assets	5	(3)	19
Accounts payable and accrued liabilities	(69)	(19)	(26)
Pension fund contributions	(87)	(71)	(144)
Receipts from hedging activities	22	7	3
Other	(58)	(86)	(55)
Net cash provided by operating activities	1,019	1,120	1,142
Cash flows from investing activities:
Purchases of plant assets	(336)	(323)	(272)
Sales of plant assets	5	1	9
Businesses acquired, net of cash acquired	(1,806)	—	—
Other, net	(17)	(1)	2
Net cash used in investing activities	(2,154)	(323)	(261)
Cash flows from financing activities:
Net short-term borrowings (repayments)	825	(257)	495
Long-term borrowings	1,250	—	500
Repayments of notes payable	(400)	—	(700)
Dividends paid	(367)	(373)	(378)
Treasury stock purchases	(153)	(412)	(728)
Treasury stock issuances	83	112	96
Excess tax benefits on stock-based compensation	12	8	11
Contribution from noncontrolling interest	3	2	10
Other, net	(16)	—	(6)
Net cash provided by (used in) financing activities	1,237	(920)	(700)
Effect of exchange rate changes on cash	(36)	(26)	49
Net change in cash and cash equivalents	66	(149)	230
Cash and cash equivalents — beginning of period	335	484	254
Cash balance of discontinued operations — end of period	(68)	—	—
Cash and cash equivalents — end of period	$333	$335	$484
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(millions, except per share amounts)

	Campbell Soup Company Shareowners’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at August 1, 2010	542	$20	(206)	$(7,459)	$341	$8,760	$(736)	$3	$929
Contribution from noncontrolling interests								8	8
Net earnings (loss)						805		(3)	802
Other comprehensive income (loss)							309		309
Dividends ($1.145 per share)						(380)		—	(380)
Treasury stock purchased			(21)	(728)					(728)
Treasury stock issued under management incentive and stock option plans			5	166	(10)				156
Balance at July 31, 2011	542	20	(222)	(8,021)	331	9,185	(427)	8	1,096
Contribution from noncontrolling interests								2	2
Net earnings (loss)						774		(10)	764
Other comprehensive income (loss)							(349)	—	(349)
Dividends ($1.16 per share)						(375)			(375)
Treasury stock purchased			(13)	(412)					(412)
Treasury stock issued under management incentive and stock option plans			5	174	(2)				172
Balance at July 29, 2012	542	20	(230)	(8,259)	329	9,584	(776)	—	898
Contribution from noncontrolling interests								3	3
Net earnings (loss)						458		(9)	449
Other comprehensive income (loss)							211	(1)	210
Dividends ($1.16 per share)						(371)			(371)
Treasury stock purchased			(4)	(153)					(153)
Treasury stock retired	(219)	(8)	219	7,907		(7,899)			—
Treasury stock issued under management incentive and stock option plans			4	141	33				174
Balance at July 28, 2013	323	$12	(11)	$(364)	$362	$1,772	$(565)	$(7)	$1,210
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(currency in millions, except per share amounts)

1.	Summary of Significant Accounting Policies
Campbell Soup Company, together with its subsidiaries (the company), is a manufacturer and marketer of high-quality, branded convenience food products.
Basis of Presentation — The consolidated financial statements include the accounts of the company and entities in which the company maintains a controlling financial interest. Intercompany transactions are eliminated in consolidation. Certain amounts in prior-year financial statements were reclassified to conform to the current-year presentation. The company's fiscal year ends on the Sunday nearest July 31. There were 52 weeks in 2013, 2012, and 2011. There will be 53 weeks in 2014.
On August 12, 2013, the company announced that it is in final and exclusive negotiations for the potential sale of its simple meals business in Europe. The European business includes Erasco and Heisse Tasse soups in Germany; Liebig and Royco soups in France; Devos Lemmens mayonnaise and cold sauces and Royco soups in Belgium; and Blå Band and Isomitta soups and sauces in Sweden. The company has reflected the results of the business as discontinued operations in the Consolidated Statements of Earnings for all years presented. The business was historically included in the International Simple Meals and Beverages segment. The assets and liabilities of the European business have been reflected in assets and liabilities held for sale in the Consolidated Balance Sheet as of July 28, 2013. See Note 4 for additional information.
Use of Estimates — Generally accepted accounting principles require management to make estimates and assumptions that affect assets, liabilities, revenues and expenses. Actual results could differ from those estimates.
Revenue Recognition — Revenues are recognized when the earnings process is complete. This occurs when products are shipped in accordance with terms of agreements, title and risk of loss transfer to customers, collection is probable and pricing is fixed or determinable. Revenues are recognized net of provisions for returns, discounts and allowances. Certain sales promotion expenses, such as feature price discounts, in-store display incentives, cooperative advertising programs, new product introduction fees and coupon redemption costs, are classified as a reduction of sales. The recognition of costs for promotion programs involves the use of judgment related to performance and redemption estimates. Estimates are made based on historical experience and other factors. Costs are recognized either upon sale or when the incentive is offered, based on the program. Revenues are presented on a net basis for arrangements under which suppliers perform certain additional services.
Cash and Cash Equivalents — All highly liquid debt instruments purchased with a maturity of three months or less are classified as cash equivalents.
Inventories — All inventories are valued at the lower of average cost or market.
Property, Plant and Equipment — Property, plant and equipment are recorded at historical cost and are depreciated over estimated useful lives using the straight-line method. Buildings and machinery and equipment are depreciated over periods not exceeding 45 years and 20 years, respectively. Assets are evaluated for impairment when conditions indicate that the carrying value may not be recoverable. Such conditions include significant adverse changes in business climate or a plan of disposal. Repairs and maintenance are charged to expense as incurred.
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
See Note 6 for information on intangible assets and an impairment charge recognized in 2013.

Derivative Financial Instruments — The company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in foreign currency exchange rates, interest rates, commodities and equity-linked employee benefit obligations. These derivative contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions independent of those exposures. The company does not enter into derivative contracts for speculative purposes and does not use leveraged instruments. The company's derivative programs include strategies that qualify and strategies that do not qualify for hedge accounting treatment. To qualify for hedge accounting, the hedging relationship, both at inception of the hedge and on an ongoing basis, is expected to be highly effective in achieving offsetting changes in the fair value of the hedged risk during the period that the hedge is designated.
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
Changes in the fair value of a fair-value hedge, along with the gain or loss on the underlying hedged asset or liability (including losses or gains on firm commitments), are recorded in current-period earnings. The effective portion of gains and losses on cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. If the hedge is no longer effective, all changes in the fair value of the derivative are included in earnings each period until the instrument matures. If a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in other comprehensive income (loss). Any ineffective portion of designated hedges is recognized in current-period earnings. Changes in the fair value of derivatives that are not designated for hedge accounting are recognized in current-period earnings.
Cash flows from derivative contracts are included in Net cash provided by operating activities.
Advertising Production Costs — Advertising production costs are expensed in the period that the advertisement first takes place or when a decision is made not to use an advertisement.
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
In June 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance requiring entities to present net income and other comprehensive income (OCI) in one continuous statement or two separate, but consecutive, statements of net income and comprehensive income. The option to present items of OCI in the statement of changes in equity has been eliminated. In December 2011, the FASB issued an amendment to defer a requirement in the June 2011 standard that called for reclassification adjustments from accumulated other comprehensive income (AOCI) to be measured and presented by income statement line item in net income and also in OCI. The requirements are effective for annual reporting periods beginning after December 15, 2011, and for interim reporting periods within those years. The company adopted the guidance in the first quarter of 2013. The adoption impacted the presentation of financial statements but did not have an impact on the company’s consolidated financial statements.
In February 2013, the FASB finalized the requirements related to reclassification adjustments from AOCI. The new standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of AOCI. If a component is not required to be reclassified to net income in its entirety, the guidance requires a cross-reference to other disclosures that provide additional information. The company adopted the guidance in the third quarter of 2013. The adoption resulted in additional disclosures but did not have an impact on the company’s consolidated financial statements.
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
In July 2013, the FASB issued guidance which permits an entity to designate the Fed Funds Effective Swap Rate, also referred to as the overnight index swap rate, as a benchmark interest rate in a hedge accounting relationship. In addition, the guidance removes the restriction on using different benchmark interest rates for similar hedges. The guidance was effective in July 2013. The company will prospectively apply the guidance to applicable transactions.
In July 2013, the FASB issued guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires the netting of unrecognized tax benefits (UTBs) against a deferred tax asset for a loss or other carryforward that would apply in settlement of uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be applied prospectively to all UTBs that exist at the effective date. Retrospective application is permitted. The company is currently evaluating the new guidance.

3.	Acquisitions
On August 6, 2012, the company completed the acquisition of Bolthouse Farms from a fund managed by Madison Dearborn Partners, LLC, a private equity firm, for $1,550 in cash, subject to customary purchase price adjustments. On August 6, 2012, the preliminary purchase price adjustments resulted in an increase in the purchase price of $20. In the third quarter, the purchase price adjustments were finalized and reduced to $11. The company funded the acquisition through a combination of short- and long-term borrowings. Bolthouse Farms is a vertically integrated food and beverage company focused on developing, manufacturing and marketing fresh carrots and proprietary, high value-added healthy products.
The company incurred transaction costs of $10 ($7 after tax) in the first quarter of 2013 and $5 ($3 after tax) during the fourth quarter of 2012. The costs were recorded in Other expenses/(income).
The acquisition of Bolthouse Farms contributed $756 to Net sales and resulted in an increase of $18 to Net earnings from August 6, 2012 through July 28, 2013. Net earnings reflect the transaction costs incurred in 2013, additional interest expense on the debt issued to finance the purchase, amortization and depreciation expense based on the estimated fair value and useful lives of intangible assets, plant assets, and related tax effects.
The excess of the purchase price over the estimated fair values of the identifiable assets was recorded as $692 of goodwill. Of this amount, $284 is expected to be deductible for tax purposes. The goodwill was primarily attributable to future growth opportunities and any intangible assets that did not qualify for separate recognition. The goodwill is included in the Bolthouse and Foodservice segment.
On June 13, 2013, the company completed the acquisition of Plum for $249, subject to customary purchase price adjustments. Plum is a leading provider of premium, organic foods and snacks that serve the nutritional needs of babies, toddlers and children. The acquisition provides the company with an attractive platform to extend its core categories of simple meals, snacks and beverages and enhances the company's access to a new generation of consumers.

The acquisition of Plum contributed $14 to Net sales and resulted in a decrease of $2 to Net earnings from June 14, 2013 through July 28, 2013.
The excess of the purchase price over the estimated fair values of the identifiable assets was recorded as $128 of goodwill. The goodwill is not expected to be deductible for tax purposes. The goodwill was primarily attributable to future growth opportunities and any intangible assets that did not qualify for separate recognition. The goodwill is included in the U.S. Simple Meals segment. The purchase price allocation is preliminary and is subject to the finalization of appraisals, which will be completed in 2014.
The acquired assets and assumed liabilities for both acquisitions include the following:

	Bolthouse Farms	Plum
Cash	$3	$1
Accounts receivable	74	15
Inventories	122	20
Other current assets	8	1
Plant assets	335	2
Goodwill	692	128
Other intangible assets	580	133
Other assets	8	—
Short-term debt	(1)	—
Accounts payable	(59)	(12)
Accrued liabilities	(29)	(5)
Long-term debt	(1)	—
Deferred income taxes	(156)	(34)
Other liabilities	(15)	—
Total assets acquired and liabilities assumed	$1,561	$249
The fair value of identifiable intangible assets is as follows:

	Bolthouse Farms
	Type	Life in Years			Value
Trademarks	Non-amortizable	Indefinite			$383
Customer relationships	Amortizable	20			132
Distributor relationship	Amortizable	7			2
Technology and patents	Amortizable	9	to	17	43
Formula and recipes	Amortizable	5			20
Total identifiable assets					$580
The identifiable intangible assets of Plum consist of $115 in non-amortizable trademarks and $18 in customer relationships to be amortized over 15 years.
The following unaudited summary information is presented on a consolidated pro forma basis as if both of the acquisitions had occurred on August 1, 2011.

	2013	2012
Net sales	$8,140	$7,941
Earnings from continuing operations attributable to Campbell Soup Company	$680	$711
Earnings per share from continuing operations attributable to Campbell Soup Company	$2.15	$2.22
The pro forma amounts include transaction costs, additional interest expense on the debt issued to finance the purchases, amortization and depreciation expense based on the estimated fair value and useful lives of intangible assets, plant assets, and related tax effects. The pro forma results are not necessarily indicative of the combined results had the acquisitions been completed at August 1, 2011, nor are they indicative of future combined results.
On August 8, 2013, the company completed the acquisition of Kelsen. See also Note 21 for additional information.

4.	Discontinued Operations
After receiving an unsolicited offer for its European simple meals business, the company re-evaluated the recent trends, the strategic priority and the long-term financial outlook for that business. The company then pursued discussions that led to finalizing the terms of a potential sale of the business to a third party in the fourth quarter. On August 12, 2013, the company announced that it is in final and exclusive negotiations for the potential sale of its simple meals business in Europe. The European business includes Erasco and Heisse Tasse soups in Germany; Liebig and Royco soups in France; Devos Lemmens mayonnaise and cold sauces and Royco soups in Belgium; and Blå Band and Isomitta soups and sauces in Sweden.
The company has reflected the results of the business as discontinued operations in the Consolidated Statements of Earnings for all years presented. The business was historically included in the International Simple Meals and Beverages segment.
Results of discontinued operations were as follows:

	2013	2012	2011
Net sales	$532	$532	$576

Earnings (loss) before taxes	$(331)	$57	$68
Taxes on earnings	100	(17)	(15)
Earnings (loss) from discontinued operations	$(231)	$40	$53
In the fourth quarter of 2013, the company recorded an impairment charge on the intangible assets of this business of $396 ($263 after tax or $.83 per share). In addition, the company recorded $18 in tax expense ($.06 per share) representing taxes on the difference between the book value and tax basis of the business. See Note 6 for additional information on the impairment charge.
The assets and liabilities of the European business have been reflected in assets and liabilities held for sale in the Consolidated Balance Sheet as of July 28, 2013, and are comprised of the following:

2013
Cash	$68
Accounts receivable	54
Inventories	68
Prepaid Expenses	3
Current assets	$193

Plant assets	$98
Goodwill	110
Intangible assets	150
Other assets	35
Non-current assets	$393

Accounts payable	$60
Accrued liabilities	54
Current Liabilities	$114

Non-current pension obligation	$11
Other liabilities	11
Non-current liabilities	$22

5.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

	Foreign Currency Translation Adjustment (1)	Gains (Losses) on Cash Flow Hedges (2)	Pension and Postretirement Benefit Plan Adjustments (3)	Total Accumulated Comprehensive Income (Loss)
Balance at July 31, 2011	$396	$(20)	$(803)	$(427)
Other comprehensive income (loss) before reclassifications	(135)	10	(277)	$(402)
Amounts reclassified from accumulated other comprehensive income	—	—	53	$53
Net current-period other comprehensive income	(135)	10	(224)	$(349)
Balance at July 29, 2012	$261	$(10)	$(1,027)	$(776)
Other comprehensive income (loss) before reclassifications	$(91)	12	219	140
Amounts reclassified from accumulated other comprehensive income	—	3	68	71
Net current-period other comprehensive income	(91)	15	287	211
Balance at July 28, 2013	$170	$5	$(740)	$(565)
_______________________________________

(1)	Included a tax expense of $9 as of July 28, 2013, $12 as of July 29, 2012, and $4 as of July 31, 2011. Amounts related to noncontrolling interests were not material.

(2)	Included a tax expense of $3 as of July 28, 2013, and a tax benefit of $6 as of July 29, 2012 and $11 as of July 31, 2011.

(3)	Included a tax benefit of $424 as of July 28, 2013, $581 as of July 29, 2012, and $459 as of July 31, 2011.

The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other Comprehensive Income Components				Location of (Gain) Loss Recognized in Earnings
	2013	2012	2011
(Gains) losses on cash flow hedges:
Foreign exchange forward contracts	$1	$(1)	$4	Cost of products sold
Foreign exchange forward contracts	(1)	(2)	2	Other expenses/income
Forward starting interest rate swaps	4	3	3	Interest expense
Total before tax	4	—	9
Tax expense (benefit)	(1)	—	(3)
(Gain) loss, net of tax	$3	$—	$6

Amortization of pension and postretirement benefit adjustments:
Prior service credit	$(2)	$(1)	$—	(1)
Net actuarial losses	124	83	77	(1)
Total before tax	122	82	77
Tax expense (benefit)	(54)	(29)	(30)
(Gain) loss, net of tax	$68	$53	$47
_____________________________________

(1)	These items are included in the components of net periodic benefit costs. See Note 11 for additional details.

6.	Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill by business segment:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Total
Balance at July 31, 2011	$322	$914	$639	$112	$146	$2,133
Foreign currency translation adjustment	—	(42)	(78)	—	—	(120)
Balance at July 29, 2012	$322	$872	$561	$112	$146	$2,013
Acquisitions	128	—	—	—	692	820
Impairment	—	—	(360)	—	—	(360)
Reclassification to assets held for sale	—	—	(110)	—	—	(110)
Foreign currency translation adjustment	—	(97)	31	—	—	(66)
Balance at July 28, 2013	$450	$775	$122	$112	$838	$2,297
In 2013, the company acquired Bolthouse Farms for $1,561 and Plum for $249. As of July 28, 2013, goodwill related to the acquisition of Bolthouse Farms and Plum was $692 and $128, respectively. See Note 3.
On August 12, 2013, the company announced that it was in final and exclusive negotiations for the potential sale of its simple meals business in Europe. The assets and liabilities of the European business have been reflected in assets and liabilities held for sale in the Consolidated Balance Sheet as of July 28, 2013. The company has reflected the results of the business as discontinued operations in the Consolidated Statements of Earnings for all years presented. The business was historically included in the International Simple Meals and Beverages segment.
In the fourth quarter of 2013, as part of the company's annual review of intangible assets, an impairment charge of $360 was recorded on goodwill for the simple meals business in Europe to reduce the carrying value to the implied fair value of $110. The impairment was attributable to a combination of factors, including the existence of a firm offer to purchase the business; a revised future outlook for the business, with reduced expectations for future sales and discounted cash flows, given the economic uncertainty in the region; future investments required to maintain performance; and management's assumptions on the weighted average cost of capital. Fair value was determined based on discounted cash flow analyses. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions.
Intangible Assets
The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

Intangible Assets:	2013	2012
Non-amortizable intangible assets
Trademarks	$810	$485
Amortizable intangible assets
Customer relationships	$156	$7
Technology	40	—
Other	32	8
Total gross amortizable intangible assets	$228	$15
Accumulated amortization	(17)	(4)
Total net intangible assets	$1,021	$496
Non-amortizable intangible assets consist of trademarks, which include Bolthouse Farms, Pace, and Plum Organics. Trademarks of $150 used in the European simple meals business have been included in assets held for sale in the Consolidated Balance Sheet as of July 28, 2013. Other amortizable intangible assets consist of recipes, patents and distributor relationships.

Amortization of intangible assets of continuing operations was $14 for 2013, and $1 for 2012 and 2011. Amortization expense for the following 5 years is estimated to be $15 in each of the fiscal periods in 2014 through 2017 and $11 in 2018. Asset useful lives range from 5 to 20 years.
In 2013, as part of the company's annual review of intangible assets, an impairment charge of $36 was recognized related to certain trademarks of the European business held for sale, including Royco, Isomitta and Heisse Tasse. The trademarks were determined to be impaired as a result of a decrease in the fair value of the brands, resulting from reduced expectations for future sales and discounted cash flows as previously discussed. In 2012 and 2011, as part of the company's annual review of intangible assets, an impairment charge of $3 was recognized related to trademarks of the European simple meals business. The trademarks were determined to be impaired as a result of a decrease in the fair value of the brands, resulting from reduced expectations for future sales and discounted cash flows. The impairment charges were recorded in earnings from discontinued operations in the Consolidated Statements of Earnings.
The discounted estimates of future cash flows used in determining the fair value of goodwill and intangible assets involve considerable management judgment and are based upon assumptions about expected future operating performance, economic conditions, market conditions, and cost of capital. Inherent in estimating the future cash flows are uncertainties beyond the company’s control, such as changes in capital markets. The actual cash flows could differ materially from management’s estimates due to changes in business conditions, operating performance, and economic conditions.

7.	Business and Geographic Segment Information
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
The U.S. Simple Meals segment aggregates the following operating segments: U.S. Soup and U.S. Sauces. The U.S. Soup retail business includes the following products: Campbell’s condensed and ready-to-serve soups; and Swanson broth and stocks. The U.S. Sauces retail business includes the following products: Prego pasta sauces; Pace Mexican sauces; Campbell’s canned gravies, pasta and beans; Swanson canned poultry; and as of June 2013, Plum Organics food and snacks.
The Global Baking and Snacking segment aggregates the following operating segments: Pepperidge Farm cookies, crackers, bakery and frozen products in U.S. retail; and Arnott’s biscuits in Australia and Asia Pacific.
The International Simple Meals and Beverages segment aggregates operating segments outside of the U.S., including the retail business in Canada and the businesses in Asia Pacific, Latin America and China. See also Note 4 for information on the potential sale of the simple meals business in Europe. This business was historically included in this segment. The results of operations of this business have been reflected as discontinued operations for the years presented. Prior periods were reclassified to conform to the current presentation.
The U.S. Beverages segment represents the U.S. retail beverages business, including the following products: V8 juices and beverages; and Campbell’s tomato juice.
Bolthouse and Foodservice comprises the Bolthouse Farms carrot products operating segment, including fresh carrots, juice concentrate and fiber; the Bolthouse Farms super-premium refrigerated beverages and refrigerated salad dressings operating segment; and the North America Foodservice operating segment. The North America Foodservice operating segment represents the distribution of products such as soup, specialty entrées, beverage products, other prepared foods and Pepperidge Farm products through various food service channels in the U.S. and Canada. None of these operating segments meets the criteria for aggregation nor the thresholds for separate disclosure. As previously discussed, Bolthouse Farms was acquired in August 2012.
The company evaluates segment performance before interest, taxes and costs associated with restructuring activities. Unrealized gains and losses on commodity hedging activities are excluded from segment operating earnings and are recorded in Corporate expenses as these open positions represent hedges of future purchases. Upon closing of the contracts, the realized gain or loss is transferred to segment operating earnings, which allows the segments to reflect the economic effects of the hedge without exposure to quarterly volatility of unrealized gains and losses. Certain manufacturing, warehousing and distribution activities of the segments are integrated in order to maximize efficiency and productivity. As a result, asset information by segment is not discretely maintained for internal reporting or used in evaluating performance. Therefore, only geographic segment asset information is included in the disclosure.
The company's largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 19% of consolidated net sales in 2013 and 2012 and 18% in 2011. All of the company's segments sold products to Wal-Mart Stores, Inc. or its affiliates.

Business Segments

	2013	2012	2011
Net sales
U.S. Simple Meals	$2,849	$2,726	$2,751
Global Baking and Snacking	2,273	2,193	2,156
International Simple Meals and Beverages	869	872	887
U.S. Beverages	742	774	759
Bolthouse and Foodservice	1,319	610	590
Total	$8,052	$7,175	$7,143

	2013	2012	2011
Earnings before interest and taxes
U.S. Simple Meals	$731	$658	$657
Global Baking and Snacking	316	315	355
International Simple Meals and Beverages	108	106	128
U.S. Beverages	120	134	182
Bolthouse and Foodservice	116	85	82
Corporate(1)	(260)	(136)	(132)
Restructuring charges(2)	(51)	(7)	(60)
Total	$1,080	$1,155	$1,212

	2013	2012	2011
Depreciation and amortization
U.S. Simple Meals	$146	$92	$93
Global Baking and Snacking	83	83	84
International Simple Meals and Beverages	23	22	24
U.S. Beverages	39	22	22
Bolthouse and Foodservice	90	14	14
Corporate(3)	15	15	16
Discontinued Operations	11	14	15
Total	$407	$262	$268

	2013	2012	2011
Capital expenditures
U.S. Simple Meals and U.S. Beverages(4)	$82	$97	$126
Global Baking and Snacking	112	126	73
International Simple Meals and Beverages	19	32	25
Bolthouse and Foodservice	83	9	3
Corporate(3)	30	45	34
Discontinued Operations	$10	$14	$11
Total	$336	$323	$272
_______________________________________

(1)
Represents unallocated corporate expenses. Restructuring-related costs of $91 and acquisition costs of $10 were included in unallocated corporate expenses for 2013. Acquisition costs of $5 were included in unallocated corporate expenses for 2012.

(2)	See Note 8 for additional information.

(3)	Represents primarily corporate offices.

(4)	Capital expenditures for U.S. Simple Meals and U.S. Beverages are not maintained by segment.

The company’s global net sales based on product categories are as follows:

	2013	2012	2011
Net sales
Simple Meals	$4,446	$3,887	$3,869
Baked Snacks	2,408	2,320	2,321
Beverages	1,198	968	953
Total	$8,052	$7,175	$7,143
Simple Meals include condensed and ready-to-serve soups, broths, sauces, carrot products, refrigerated salad dressings and Plum foods and snacks for babies, toddlers and children. Baked Snacks include cookies, crackers, biscuits, and other baked products.
Geographic Area Information
Information about operations in different geographic areas is as follows:

	2013	2012	2011
Net sales
United States	$6,195	$5,359	$5,309
Australia	801	819	842
Other countries	1,056	997	992
Total	$8,052	$7,175	$7,143

	2013	2012	2011
Long-lived assets
United States	$1,583	$1,308	$1,281
Australia	317	356	347
Other countries	139	233	248
Corporate(1)	221	230	227
Total	$2,260	$2,127	$2,103
_______________________________________

(1)	Represents primarily corporate offices.

See Note 4 for information on the European simple meals business.

8.	Restructuring Charges
2013 Initiatives
In 2013, the company implemented the following initiatives to improve supply chain efficiency, expand access to manufacturing and distribution capabilities, and reduce costs:

•
The company implemented initiatives to improve its U.S. supply chain cost structure and increase asset utilization across its U.S. thermal plant network, including closing its thermal plant in Sacramento, California, which produced soups, sauces and beverages. The closure resulted in the elimination of approximately 700 full-time positions and was completed in phases. Most of the positions were eliminated in 2013 and operations ceased in August 2013. The company shifted the majority of Sacramento's soup, sauce and beverage production to its thermal plants in Maxton, North Carolina; Napoleon, Ohio; and Paris, Texas. The company also closed its spice plant in South Plainfield, New Jersey, which resulted in the elimination of 27 positions. The company consolidated spice production at its Milwaukee, Wisconsin, plant in 2013.

•
In Mexico, the company entered into commercial arrangements with third-party providers to expand access to manufacturing and distribution capabilities. The third-party providers will produce and distribute the company's beverages, soups, broths and sauces throughout the Mexican market. As a result of these agreements, the company will close its plant in Villagrán, Mexico, in 2014 and eliminate approximately 260 positions.

•
The company will improve its Pepperidge Farm bakery supply chain cost structure by closing its plant in Aiken, South Carolina in 2014. The company will shift the majority of Aiken's bread production to its bakery plant in Lakeland, Florida. Approximately 110 positions will be eliminated as a result of the plant closure.

•	The company streamlined its salaried workforce in U.S. Simple Meals, North America Foodservice and U.S. Beverages by approximately 70 positions. This action was substantially completed in August 2013.
In 2013, the company recorded a restructuring charge of $51 related to these initiatives. In addition, approximately $91 of costs related to these initiatives were recorded in Cost of products sold, representing accelerated depreciation and other exit costs. The aggregate after-tax impact of restructuring charges and related costs was $90, or $.28 per share. A summary of the pre-tax costs and remaining costs associated with the initiatives is as follows:

	Total Costs	Recognized as of July 28, 2013	Remaining Costs to be Recognized
Severance pay and benefits	$37	$(35)	$2
Accelerated depreciation/asset impairment	99	(99)	—
Other exit costs	14	(8)	6
Total	$150	$(142)	$8
Of the aggregate $150 of pre-tax costs, the company expects approximately $47 will be cash expenditures. In addition, the company expects to invest approximately $31 in capital expenditures, primarily to relocate and refurbish a beverage filling and packaging line, and relocate bread production, of which approximately $12 has been invested as of July 28, 2013. The outstanding aspects of these restructuring initiatives are expected to be completed in 2014.
A summary of the restructuring activity and related reserves associated with the initiatives at July 28, 2013 is as follows:

	Accrued Balance at	2013	2013 Cash	Accrued Balance at
	July 29, 2012	Charges	Payments	July 28, 2013
Severance pay and benefits	$—	$32	$(15)	$17
Accelerated depreciation/asset impairment		99
Non-cash benefits (1)		3
Other exit costs (2)		8
Total charges		$142
___________________________________

(1)	Represents pension curtailment costs. See Note 11.

(2)	Includes non-cash costs and other exit costs recognized as incurred that are not reflected in the restructuring reserve in the Consolidated Balance Sheet.
A summary of the 2013 restructuring charges and related costs incurred to date associated with segments is as follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Total
Severance pay and benefits	$20	$2	4	$7	2	$35
Accelerated depreciation/asset impairment	64	10	3	22	—	99
Other exit costs	5	—	1	2	—	8
	$89	$12	$8	$31	$2	$142
The company expects to incur additional pre-tax costs of approximately $8 by segment as follows: U.S. Simple Meals - $2; Global Baking and Snacking - $4; and International Simple Meals and Beverages - $2. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.
2011 Initiatives
In the fourth quarter of 2011, the company announced a series of initiatives to improve supply chain efficiency and reduce overhead costs across the organization to help fund plans to drive the growth of the business. The company also announced its exit from the Russian market. Details of the initiatives include:

•
In Australia, the company is investing in a new system to automate packing operations at its biscuit plant in Virginia. This investment continued through the fourth quarter of 2013 and will result in the elimination of approximately 190 positions. The initiative is now expected to be substantially completed by December 2013. Further, the company improved asset utilization in the U.S. by shifting production of ready-to-serve soups from Paris, Texas, to other facilities in 2012.

In addition, the manufacturing facility in Marshall, Michigan, was closed in 2011, and manufacturing of Campbell’s Soup at Hand microwavable products was consolidated at the Maxton, North Carolina, plant in 2012.

•
The company streamlined its salaried workforce by approximately 510 positions around the world, including approximately 130 positions at its world headquarters in Camden, New Jersey. These actions were substantially completed in 2011. As part of this initiative, the company outsourced a larger portion of its U.S. retail merchandising activities to its retail sales agent, Acosta Sales and Marketing, and eliminated approximately 190 positions.

•	In connection with exiting the Russian market, the company eliminated approximately 50 positions. The exit process commenced in 2011 and was substantially completed in 2012.
In 2012, the company recorded a restructuring charge of $10 ($6 after tax or $.02 per share) related to these initiatives. Of the amount recorded in 2012, $3 related to discontinued operations. In the fourth quarter of 2011, the company recorded a restructuring charge of $63 ($41 after tax or $.12 per share). Of the amount recorded in 2011, $3 related to discontinued operations. A summary of the pre-tax charges and remaining costs associated with the initiatives is as follows:

	Total Program	Recognized as of July 28, 2013	Remaining Costs to be Recognized
Severance pay and benefits	$41	$(41)	$—
Accelerated depreciation/asset impairment	23	(23)	—
Other exit costs	10	(9)	1
Total	$74	$(73)	$1
Of the aggregate $74 of pre-tax costs, approximately $50 represents cash expenditures, the majority of which was spent in 2012. In addition, the company expects to invest approximately $40 in capital expenditures in connection with the actions, of which approximately $33 has been invested as of July 28, 2013.
A summary of the restructuring activity and related reserves associated with the 2011 initiatives at July 28, 2013 is as follows:

	Accrued Balance at			Foreign Currency	Accrued Balance at			Foreign Currency	Accrued Balance at
	July 31, 2011	2012 Charges	2012 Cash Payments	Translation Adjustment	July 29, 2012	2013 Charges	2013 Cash Payments	Translation Adjustment	July 28, 2013
Severance pay and benefits	35	4	(24)	(1)	$14	$—	$(10)	$(1)	$3
Other exit costs	4	2	(4)	—	2	—	(1)	—	1
	$39	6	$(28)	$(1)	$16	—	$(11)	$(1)	$4
Accelerated depreciation/asset impairment		1
Other non-cash exit costs		3
Total charges		$10				$—
A summary of restructuring charges incurred to date associated with each segment is as follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Corporate	Total
Severance pay and benefits	$10	$14	$11	$3	$1	$2	$41
Accelerated depreciation/asset impairment	20	—	3	—	—	—	23
Other exit costs	2	—	3	—	—	4	9
	$32	$14	$17	$3	$1	$6	$73
The company expects to incur additional pre-tax costs of approximately $1 in the U.S. Simple Meals segment. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.

9.	Earnings per Share
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
The computation of basic and diluted earnings per share attributable to common shareowners is as follows:

	2013	2012	2011
Earnings from continuing operations attributable to Campbell Soup Company	$689	$734	$752
Less: Allocation to participating securities	—	(4)	(9)
Available to Campbell Soup Company common shareowners	689	$730	$743

Earnings (loss) from discontinued operations	$(231)	$40	$53
Less: Allocation to participating securities	—	(1)	—
Available to Campbell Soup Company common shareowners	$(231)	$39	$53

Net earnings attributable to Campbell Soup Company	$458	$774	$805
Less: Allocation to participating securities	—	(5)	(9)
Available to Campbell Soup Company common shareowners	$458	$769	$796

Weighted average shares outstanding — basic	314	317	326
Effect of dilutive securities: stock options and other share based payment awards	3	2	3
Weighted average shares outstanding — diluted	317	319	329

Earnings from continuing operations attributable to Campbell Soup Company per common share:
Basic	$2.19	$2.30	$2.28
Diluted	$2.17	$2.29	$2.26

Earnings (loss) from discontinued operations per common share:
Basic	$(0.74)	$0.12	$0.16
Diluted	$(0.73)	$0.12	$0.16

Net earnings attributable to Campbell Soup Company per common share(1):
Basic	$1.46	$2.43	$2.44
Diluted	$1.44	$2.41	$2.42
___________________________________
(1)    The sum of the individual per share amounts may not add due to rounding.
There were no antidilutive stock options in 2013, 2012, or 2011.

10.	Noncontrolling Interests
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

The company owns a 70% controlling interest in a Malaysian food products manufacturing company. The noncontrolling interest’s share in the net earnings was included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings and was not material in 2013, 2012, or 2011.
The noncontrolling interests in these entities were included in Total equity in the Consolidated Balance Sheets and Consolidated Statements of Equity.

11.	Pension and Postretirement Benefits
Pension Benefits — The company sponsors a number of noncontributory defined benefit pension plans to provide retirement benefits to all eligible U.S. and non-U.S. employees. The benefits provided under these plans are based primarily on years of service and compensation levels. In 1999, the company implemented significant amendments to certain U.S. pension plans. Under a new formula, retirement benefits are determined based on percentages of annual pay and age. To minimize the impact of converting to the new formula, service and earnings credit continues to accrue through the year 2014 for active employees participating in the plans under the old formula prior to the amendments. Employees will receive the benefit from either the new or old formula, whichever is higher. Benefits become vested upon the completion of three years of service. Benefits are paid from funds previously provided to trustees and insurance companies or are paid directly by the company from general funds. Effective as of January 1, 2011, the company’s U.S. pension plans were amended so that employees hired or rehired on or after that date and who are not covered by collective bargaining agreements will not be eligible to participate in the plans.
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
The company uses the fiscal year end as the measurement date for the benefit plans.
Components of benefit expense were as follows:

	Pension
	2013	2012	2011
Service cost	$57	$55	$58
Interest cost	108	122	121
Expected return on plan assets	(177)	(178)	(178)
Amortization of prior service credit	(1)	—	1
Recognized net actuarial loss	108	74	70
Curtailment loss	3	—	—
Settlement gain	—	—	(1)
Net periodic benefit expense	$98	$73	$71
The curtailment loss of $3 related to the planned closure of the plant in Mexico and was included in the Restructuring charges. See also Note 8. In 2013 and 2012, net periodic benefit expense of $1 related to the simple meals business in Europe and is included in Earnings from discontinued operations.
The estimated prior service credit and net actuarial losses that will be amortized from Accumulated other comprehensive loss into periodic pension cost during 2014 are $1 and $77, respectively.

	Postretirement
	2013	2012	2011
Service cost	$3	$3	$3
Interest cost	15	18	18
Amortization of prior service credit	(1)	(1)	(1)
Recognized net actuarial loss	15	9	7
Net periodic benefit expense	$32	$29	$27
The estimated prior service credit and net actuarial loss that will be amortized from Accumulated other comprehensive loss into net periodic postretirement expense during 2014 are $1 and $13, respectively.

Change in benefit obligation:

	Pension		Postretirement
	2013	2012	2013	2012
Obligation at beginning of year	$2,748	$2,388	$413	$374
Service cost	57	55	3	3
Interest cost	108	122	15	18
Actuarial (gain) loss	(230)	361	(13)	47
Participant contributions	—	—	6	6
Benefits paid	(172)	(157)	(36)	(38)
Medicare subsidies	—	—	2	3
Other	(3)	(5)	—	—
Curtailment	(2)	—	—	—
Foreign currency adjustment	(17)	(16)	—	—
Benefit obligation at end of year	$2,489	$2,748	$390	$413
Change in the fair value of pension plan assets:

	2013	2012
Fair value at beginning of year	$2,118	$2,059
Actual return on plan assets	246	149
Employer contributions	87	71
Benefits paid	(161)	(149)
Foreign currency adjustment	(15)	(12)
Fair value at end of year	$2,275	$2,118
Amounts recognized in the Consolidated Balance Sheets:

	Pension		Postretirement
	2013	2012	2013	2012
Accrued liabilities	$(13)	$(12)	$(29)	$(27)
Other liabilities	(190)	(618)	(361)	(386)
Non-current liabilities held for sale	(11)	—	—	—
Net amount recognized	$(214)	$(630)	$(390)	$(413)

	Pension		Postretirement
Amounts recognized in accumulated other comprehensive loss consist of:	2013	2012	2013	2012
Net actuarial loss	$1,068	$1,486	$104	$133
Prior service credit	(2)	(3)	(6)	(8)
Total	$1,066	$1,483	$98	$125
The changes in other comprehensive loss associated with pension benefits included the reclassification of actuarial losses into earnings of $109 and $74 in 2013 and 2012, respectively. The remaining changes in other comprehensive loss associated with pension benefits were primarily due to net actuarial gains arising during the periods and the impact of foreign currency in 2013 and actuarial losses arising during the period and the impact of foreign currency in 2012.
The change in other comprehensive loss associated with postretirement benefits was due to the reclassification of actuarial losses into earnings of $15 and $9 in 2013 and 2012. The remaining changes in other comprehensive loss associated with postretirement benefits were primarily due to net actuarial gains arising during the period in 2013 and net actuarial losses arising during the period in 2012.
The balance in accumulated other comprehensive loss included $2 in 2013 and $3 in 2012 related to the simple meals business in Europe.

The following table provides information for pension plans with accumulated benefit obligations in excess of plan assets:

	2013	2012
Projected benefit obligation	$1,817	$2,739
Accumulated benefit obligation	$1,791	$2,653
Fair value of plan assets	$1,625	$2,114
The accumulated benefit obligation for all pension plans was $2,423 at July 28, 2013 and $2,657 at July 29, 2012.
Weighted-average assumptions used to determine benefit obligations at the end of the year:

	Pension		Postretirement
	2013	2012	2013	2012
Discount rate	4.82%	4.05%	4.50%	3.75%
Rate of compensation increase	3.30%	3.31%	3.25%	3.25%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended:

	Pension
	2013	2012	2011
Discount rate	4.05%	5.41%	5.46%
Expected return on plan assets	7.65%	7.90%	8.15%
Rate of compensation increase	3.31%	3.31%	3.29%
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
The discount rate used to determine net periodic postretirement expense was 3.75% in 2013, 5.00% in 2012, and 5.25% in 2011.
Assumed health care cost trend rates at the end of the year:

	2013	2012
Health care cost trend rate assumed for next year	8.25%	8.25%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2021	2020
A one-percentage-point change in assumed health care costs would have the following effects on 2013 reported amounts:

	Increase	Decrease
Effect on service and interest cost	$1	$(1)
Effect on the 2013 accumulated benefit obligation	$21	$(19)
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
The company’s year-end pension plan weighted-average asset allocations by category were:

	Strategic Target	2013	2012
Equity securities	51%	54%	48%
Debt securities	35%	32%	36%
Real estate and other	14%	14%	16%
Net periodic benefit expense	100%	100%	100%
Pension plan assets are categorized based on the following fair value hierarchy:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs, which are valued based on the company's estimates of assumptions that market participants would use in pricing the asset or liability.

The following table presents the company’s pension plan assets by asset category at July 28, 2013 and July 29, 2012:

	Fair Value as of July 28, 2013	Fair Value Measurements at July 28, 2013 Using Fair Value Hierarchy			Fair Value as of July 29, 2012	Fair Value Measurements at July 29, 2012 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Short-term investments	$78	$36	$42	$—	$70	$44	$26	$—
Equities:
U.S.	401	401	—	—	357	357	—	—
Non-U.S.	358	358	—	—	289	289	—	—
Corporate bonds:
U.S.	420	—	420	—	444	—	444	—
Non-U.S.	92	—	92	—	91	—	91	—
Government and agency bonds:
U.S.	41	—	41	—	33	—	33	—
Non-U.S.	37	—	37	—	30	—	30	—
Municipal bonds	73	—	73	—	75	—	75	—
Commingled funds:
Equities	393	—	393	—	301	—	301	—
Fixed income	29	—	29	—	37	—	37	—
Blended	88	—	88	—	81	—	81	—
Mortgage and asset backed securities	15	—	15	—	14	—	14	—
Real estate	89	6	83	—	85	8	61	16
Limited partnerships	18	—	—	18	19	—	—	19
Hedge funds	147	—	117	30	192	—	192	—
Total assets at fair value	$2,279	$801	$1,430	$48	$2,118	$698	$1,385	$35
Other items to reconcile to fair value of plan assets	(4)				—
Total pension assets at fair value	$2,275				$2,118
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
Hedge funds — Hedge fund investments include hedge funds valued based upon a net asset value derived from the fair value of underlying securities and are therefore classified as Level 2 assets. Hedge fund investments that are subject to liquidity restrictions or that are based on unobservable inputs are classified as Level 3 assets. Hedge fund investments may include long and short positions in equity and fixed income securities, derivative instruments such as futures and options, commodities, and other types of securities.
Other items to reconcile to fair value of plan assets included net accrued interest and dividends receivable, amounts due for securities sold, amounts payable for securities purchased, and other payables.
The following table summarizes the changes in fair value of Level 3 investments for the years ended July 28, 2013 and July 29, 2012:

	Real Estate	Limited Partnerships	Hedge Funds	Total
Fair value at July 29, 2012	$16	$19	$—	$35
Actual return on plan assets	—	2	—	2
Purchases	—	—	30	30
Sales	—	(3)	—	(3)
Settlements	—	—	—	—
Transfers out of Level 3	(16)	—	—	(16)
Fair value at July 28, 2013	$—	$18	$30	$48

	Real Estate	Limited Partnerships	Hedge Funds	Total
Fair value at July 31, 2011	$19	$20	$—	$39
Actual return on plan assets	2	2	—	4
Purchases	—	—	—	—
Sales	(5)	(3)	—	(8)
Settlements	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value at July 29, 2012	$16	$19	$—	$35
A contribution of $35 was made to U.S. pension plans in the first quarter of 2014. Additional contributions to U.S. plans are not expected in 2014. Contributions to non-U.S. pension plans are expected to be approximately $18 in 2014.

Estimated future benefit payments are as follows:

	Pension	Postretirement
2014	$161	$29
2015	$151	$30
2016	$154	$30
2017	$157	$31
2018	$159	$31
2019-2023	$854	$150
The estimated future benefit payments include payments from funded and unfunded plans.
Savings Plan — The company sponsors employee savings plans which cover substantially all U.S. employees. Effective January 1, 2011, the company provides a matching contribution of 100% of employee contributions up to 4% of compensation for employees who are not covered by collective bargaining agreements. Employees hired or rehired on or after January 1, 2011 who will not be eligible to participate in the defined benefit plans and who are not covered by collective bargaining agreements receive a contribution equal to 3% of compensation regardless of their participation in the Savings Plan. Prior to January 1, 2011, the company provided a matching contribution of 60% (50% at certain locations) of the employee contributions up to 5% of compensation after one year of continued service. Amounts charged to Costs and expenses were $27 in 2013, $24 in 2012, and $20 in 2011.

12.	Taxes on Earnings
The provision for income taxes on earnings from continuing operations consists of the following:

	2013	2012	2011
Income taxes:
Currently payable:
Federal	$268	$221	$218
State	24	29	29
Non-U.S.	47	43	64
	339	293	311
Deferred:
Federal	(58)	31	44
State	(6)	2	(2)
Non-U.S.	—	(1)	(2)
	(64)	32	40
	$275	$325	$351

Earnings from continuing operations before income taxes:
United States	$815	$918	$941
Non-U.S.	140	131	159
	$955	$1,049	$1,100

The following is a reconciliation of the effective income tax rate on continuing operations to the U.S. federal statutory income tax rate:

	2013	2012	2011
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal tax benefit)	1.1	2.0	1.6
Tax effect of international items	(2.6)	(3.8)	(1.7)
Settlement of tax contingencies	(0.1)	(0.1)	(0.4)
Federal manufacturing deduction	(2.7)	(1.9)	(1.9)
Other	(1.9)	(0.2)	(0.7)
Effective income tax rate	28.8%	31.0%	31.9%
Deferred tax liabilities and assets are comprised of the following:

	2013	2012
Depreciation	$302	$279
Amortization	484	474
Other	66	20
Deferred tax liabilities	852	773
Benefits and compensation	316	311
Pension benefits	61	194
Tax loss carryforwards	95	69
Capital loss carryforwards	104	117
Other	73	79
Gross deferred tax assets	649	770
Deferred tax asset valuation allowance	(148)	(142)
Net deferred tax assets	501	628
Net deferred tax liability	$351	$145
At July 28, 2013, U.S. and non-U.S. subsidiaries of the company had tax loss carryforwards of approximately $423. Of these carryforwards, $183 expire between 2014 and 2033, and $240 may be carried forward indefinitely. The current statutory tax rates in these countries range from 15% to 35%. At July 28, 2013, deferred tax asset valuation allowances have been established to offset $145 of these tax loss carryforwards. Additionally, at July 28, 2013, non-U.S. subsidiaries of the company had capital loss carryforwards of approximately $342, which were fully offset by valuation allowances. U.S. subsidiaries of the company had a capital loss carryforward of $1 which expires in 2017 for which no valuation allowance had been established.
The net change in the deferred tax asset valuation allowance in 2013 was an increase of $6. The increase was primarily due to the impact of currency and recognition of additional valuation allowances on foreign loss carryforwards. The net change in the valuation allowance in 2012 was a decrease of $14. The decrease was primarily due to the discontinuation of the company's Russian operations as well as the impact of currency and the recognition of additional valuation allowances on foreign loss carryforwards.
As of July 28, 2013, other deferred tax assets included $7 of foreign tax credit carryforwards that expire in 2023, and $10 of state tax credit carryforwards related to various states that expire between 2014 and 2022. As of July 28, 2012, other deferred tax assets included $3 of foreign tax credit carryforwards that expire in 2022, and $3 of state tax credit carryforwards that expire between 2014 and 2021 and are related to various states. No valuation allowances have been established related to these deferred tax assets.
As of July 28, 2013, U.S. income taxes have not been provided on approximately $714 of undistributed earnings of non-U.S. subsidiaries, which are deemed to be permanently reinvested. It is not practical to estimate the tax liability that might be incurred if such earnings were remitted to the U.S.

A reconciliation of the activity related to unrecognized tax benefits follows:

	2013	2012	2011
Balance at beginning of year	$48	$43	$36
Increases related to prior-year tax positions	28	2	6
Decreases related to prior-year tax positions	(7)	(1)	(4)
Increases related to current-year tax positions	9	9	9
Settlements	(15)	—	—
Lapse of statute	(2)	(5)	(4)
Balance at end of year	$61	$48	$43
The increase in 2013 for prior-year tax positions was primarily due to the acquisitions of Bolthouse Farms and Plum.
As of July 28, 2013, July 29, 2012, and July 31, 2011, there were $23, $18, and $16, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate. The total amount of unrecognized tax benefits can change due to audit settlements, tax examination activities, statute expirations and the recognition and measurement criteria under accounting for uncertainty in income taxes. The company is unable to estimate what this change could be within the next 12 months, but does not believe it would be material to the financial statements. As of July 29, 2012, there was approximately $6 of unrecognized tax benefit liabilities, including interest and penalties, reported as accrued taxes payable in the Consolidated Balance Sheets. Approximately $2 of unrecognized tax benefits, including interest and penalties, were reported as accounts receivable in the Consolidated Balance Sheets as of July 28, 2013.
The company’s accounting policy with respect to interest and penalties attributable to income taxes is to reflect any expense or benefit as a component of its income tax provision. The total amount of interest and penalties recognized in the Consolidated Statements of Earnings was not material in 2013, 2012 and 2011. The total amount of interest and penalties recognized in the Consolidated Balance Sheets was $2 as of July 28, 2013, and $8 as of July 29, 2012.
The company does business internationally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. In the normal course of business, the company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S., Australia, Canada, Belgium, France and Germany. The 2013 tax year is currently under audit by the IRS. In addition, several state income tax examinations are in progress for fiscal years 2006 to 2012.
With limited exceptions, the company has been audited for income tax purposes in Germany through fiscal year 2007, and in Canada, France, Belgium and Australia through fiscal year 2009.

13.	Short-term Borrowings and Long-term Debt
Short-term borrowings consist of the following:

	2013	2012
Commercial paper	$1,162	$352
Current portion of long-term debt	700	400
Variable-rate bank borrowings	44	30
Capital leases	2	—
Other (1)	1	4
	$1,909	$786
_______________________________________

(1)
Other includes unamortized net premium/discount on debt issuances and amounts related to interest rate swaps designated as fair-value hedges. For additional information on fair-value interest rate swaps, see Note 14.

As of July 28, 2013, the weighted-average interest rate of commercial paper, which consisted of U.S. borrowings, was 0.19%. As of July 29, 2012, the weighted-average interest rate of commercial paper, which consisted of U.S. borrowings, was 0.23%.
At July 28, 2013, the company had $40 of standby letters of credit issued on its behalf. The company has committed revolving credit facilities totaling $2,000, comprised of a $500 facility and a $1,500 facility, both maturing in September 2016. Both facilities remained unused at July 28, 2013, except for $3 of standby letters of credit issued on behalf of the company. These revolving credit agreements support the company’s commercial paper programs and other general corporate purposes.

Long-term debt consists of the following:

Type	Fiscal Year of Maturity	Rate	2013	2012
Notes	2013	5.00%	$—	$400
Notes	2014	4.88%	300	300
Notes	2014	LIBOR plus 0.30%	400	—
Notes	2015	3.38%	300	300
Notes	2017	3.05%	400	400
Notes	2019	4.50%	300	300
Notes	2021	4.25%	500	500
Debentures	2021	8.88%	200	200
Notes	2023	2.50%	450	—
Notes	2043	3.80%	400	—
Capital leases			4	—
Other(1)			(10)	8
Total			3,244	2,408
Less current portion			700	404
Total long-term debt			$2,544	$2,004
_______________________________________

(1)
Other includes unamortized net premium/discount on debt issuances and amounts related to interest rate swaps designated as fair-value hedges. For additional information on fair-value interest rate swaps, see Note 14.

Principal amounts of debt mature as follows: $702 in 2014; $301 in 2015; $1 in 2016; $401 in 2017; and a total of $1,851 in periods beyond 2017.
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
On June 13, 2013, the company completed the acquisition of Plum for $249 million, subject to customary purchase price adjustments. The acquisition was funded through the issuance of commercial paper.
On August 8, 2013, the company acquired Kelsen for approximately $325, subject to customary purchase price adjustments. The acquisition was funded through the issuance of commercial paper.

14.	Financial Instruments
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

The company’s derivative programs include instruments that qualify and instruments that do not qualify for hedge accounting treatment.
Concentration of Credit Risk
The company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations.  To mitigate counterparty credit risk, the company only enters into contracts with carefully selected, leading, credit-worthy financial institutions, and distributes contracts among several financial institutions to reduce the concentration of credit risk. The company does not have credit-risk-related contingent features in its derivative instruments as of July 28, 2013. During 2013, the company's largest customer accounted for approximately 19% of consolidated net sales. The company closely monitors credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
The company is exposed to foreign currency exchange risk related to its international operations, including non-functional currency intercompany debt and net investments in subsidiaries. The company is also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. Principal currencies hedged include the Australian dollar, Canadian dollar, euro, Swedish krona, New Zealand dollar, British pound and Japanese yen. The company utilizes foreign exchange forward purchase and sale contracts as well as cross-currency swaps to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. The company hedges portions of its forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. To hedge currency exposures related to intercompany debt, foreign exchange forward purchase and sale contracts as well as cross-currency swap contracts are entered into for periods consistent with the underlying debt. As of July 28, 2013, cross-currency swap contracts mature between 1 and 36 months. The notional amount of foreign exchange forward and cross-currency swap contracts accounted for as cash-flow hedges was $129 at July 28, 2013 and $156 at July 29, 2012. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings on the same line item and the same period in which the underlying hedged transaction affects earnings. The notional amount of foreign exchange forward and cross-currency swap contracts that are not designated as accounting hedges was $895 and $908 at July 28, 2013 and July 29, 2012, respectively.
Interest Rate Risk
The company manages its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain its variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. The notional amount of outstanding fair-value interest rate swaps totaled $200 at July 28, 2013 and $500 at July 29, 2012. These swaps mature in 3 months. The company manages its exposure to interest rate volatility on future debt issuances by entering into forward starting interest rate swaps to lock in the rate on the interest payments related to the forecasted debt issuances. Pay fixed rate/receive variable rate forward starting interest rate swaps are accounted for as cash-flow hedges. The notional amount of outstanding forward starting interest rate swaps totaled $250 at July 28, 2013 and $600 at July 29, 2012. Forward starting interest rate swaps with a notional value of $400 were settled in August 2012, at a loss of $2, which was recorded in other comprehensive income (loss). The loss on the forward starting interest rate swaps will be amortized over the life of the 10-year debt issued in August 2012.
Commodity Price Risk
The company principally uses a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. The company also enters into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of diesel fuel, soybean oil, wheat, aluminum, natural gas, cocoa and corn which impact the cost of raw materials. Commodity futures, options, and swap contracts are either accounted for as cash-flow hedges or are not designated as accounting hedges. The company hedges a portion of commodity requirements for periods typically up to 18 months. There were no commodity contracts accounted for as cash-flow hedges as of July 28, 2013 or July 29, 2012. The notional amount of commodity contracts not designated as accounting hedges was $105 at July 28, 2013 and $95 at July 29, 2012.
Equity Price Risk
The company enters into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of the company’s capital stock, the total return of the Vanguard Institutional Index, and the total return of the Vanguard Total International Stock Index. Under these contracts, the company pays variable interest rates and receives from the counterparty either the total return on company capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index; or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index. These contracts were not designated as hedges for accounting purposes and are entered into for periods typically not exceeding 12 months. The notional amounts of the contracts as of July 28, 2013 and July 29, 2012 were $50 and $75, respectively.

The following table summarizes the fair value of derivative instruments recorded in the Consolidated Balance Sheets as of July 28, 2013, and July 29, 2012:

	Balance Sheet Classification	2013	2012
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$2	$1
Forward starting interest rate swaps	Other current assets	—	1
Interest rate swaps	Other current assets	1	4
Forward starting interest rate swaps	Other assets	23	1
Interest rate swaps	Other assets	—	9
Total derivatives designated as hedges		$26	$16
Derivatives not designated as hedges:
Commodity derivative contracts	Other current assets	$2	$8
Cross-currency swap contracts	Other current assets	—	19
Deferred compensation derivative contracts	Other current assets	2	1
Foreign exchange forward contracts	Other current assets	2	1
Total derivatives not designated as hedges		6	29
Total asset derivatives		$32	$45

	Balance Sheet Classification	2013	2012
Liability Derivatives
Derivatives designated as hedges:
Cross-currency swap contracts	Accrued liabilities	$22	$—
Foreign exchange forward contracts	Accrued liabilities	2	—
Cross-currency swap contracts	Other liabilities	—	25
Total derivatives designated as hedges		$24	$25
Derivatives not designated as hedges:
Commodity derivative contracts	Accrued liabilities	$6	$4
Cross-currency swap contracts	Accrued liabilities	1	25
Foreign exchange forward contracts	Accrued liabilities	4	—
Cross-currency swap contracts	Other liabilities	1	29
Total derivatives not designated as hedges		$12	$58
Total liability derivatives		$36	$83

The following table shows the effect of the company’s derivative instruments designated as cash-flow hedges for the years ended July 28, 2013 and July 29, 2012, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:
Derivatives Designated as Cash-Flow Hedges

		Total Cash-Flow Hedge OCI Activity
		2013	2012
OCI derivative gain (loss) at beginning of year		$(16)	$(31)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		—	13
Cross-currency swap contracts		1	—
Forward starting interest rate swaps		19	2
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	1	(1)
Foreign exchange forward contracts	Other expenses/income	(1)	(2)
Forward starting interest rate swaps	Interest expense	4	3
OCI derivative gain (loss) at end of quarter		$8	$(16)
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a loss of $1. The ineffective portion and amount excluded from effectiveness testing were not material.
The following table shows the effect of the company’s derivative instruments designated as fair-value hedges in the Consolidated Statements of Earnings:

		Amount of Gain (Loss) Recognized in Earnings on Derivatives		Amount of Gain (Loss) Recognized in Earnings on Hedged Item
Derivatives Designated as Fair-Value Hedges	Location of Gain (Loss) Recognized in Earnings	2013	2012	2013	2012
Interest rate swaps	Interest expense	(12)	(20)	12	20
The following table shows the effects of the company’s derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
Derivatives not Designated as Hedges	Location of Gain (Loss) Recognized in Earnings	2013	2012
Foreign exchange forward contracts	Cost of products sold	$—	$2
Cross-currency swap contracts	Other expenses/income	39	67
Commodity derivative contracts	Cost of products sold	(6)	(4)
Deferred compensation derivative contracts	Administrative expenses	16	3
Total		$49	$68

15.	Fair Value Measurements
Financial assets and liabilities are categorized based on the following fair value hierarchy:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs, which are valued based on the company's estimates of assumptions that market participants would use in pricing the asset or liability.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the company’s financial assets and liabilities that are measured at fair value on a recurring basis as of July 28, 2013, and July 29, 2012, consistent with the fair value hierarchy:

	Fair Value as of July 28, 2013	Fair Value Measurements at July 28, 2013 Using Fair Value Hierarchy			Fair Value as of July 29, 2012	Fair Value Measurements at July 29, 2012 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Interest rate swaps(1)	$1	$—	$1	$—	$13	$—	$13	$—
Forward starting interest rate swaps(1)	23	—	23	—	2	—	2	—
Foreign exchange forward contracts(2)	4	—	4	—	2	—	2	—
Cross-currency swap contracts(3)	—	—	—	—	19	—	19	—
Commodity derivative contracts(4)	2	2	—	—	8	5	3	—
Deferred compensation derivative contracts(5)	2	—	2	—	1	—	1	—
Total assets at fair value	$32	$2	$30	$—	$45	$5	$40	$—

	Fair Value as of July 28, 2013	Fair Value Measurements at July 28, 2013 Using Fair Value Hierarchy			Fair Value as of July 29, 2012	Fair Value Measurements at July 29, 2012 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange forward contracts(2)	$6	$—	$6	$—	$—	$—	$—	$—
Cross-currency swap contracts(3)	24	—	24	—	79	—	79	—
Commodity derivative contracts(4)	6	5	1	—	4	2	2	—
Deferred compensation obligation(6)	123	123	—	—	109	109	—	—
Total liabilities at fair value	$159	$128	$31	$—	$192	$111	$81	$—
___________________________________

(1)	Based on LIBOR swap rates.

(2)	Based on observable market transactions of spot currency rates and forward rates.

(3)	Based on observable local benchmarks for currency and interest rates.

(4)	Based on quoted futures exchanges and on observable prices of futures and options transactions in the marketplace.

(5)	Based on LIBOR and equity index swap rates.

(6)	Based on the fair value of the participants’ investments.

Items Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, the company is also required to measure certain items at fair value on a nonrecurring basis.
On August 12, 2013, the company announced that it was in final and exclusive negotiations for the potential sale of its simple meals business in Europe. The assets and liabilities of the European business have been reflected in assets and liabilities held for sale in the Consolidated Balance Sheet as of July 28, 2013. The company has reflected the results of the business as discontinued operations in the Consolidated Statements of Earnings for all years presented. The business was historically included in the International Simple Meals and Beverages segment.
In the fourth quarter of 2013, as part of the company's annual review of intangible assets, an impairment charge of $360 was recorded on goodwill for the simple meals business in Europe to reduce the carrying value to the implied fair value of $110. The impairment was attributable to a combination of factors, including the existence of a firm offer to purchase the business; a revised future outlook for the business, with reduced expectations for future sales and discounted cash flows, given the economic uncertainty in the region; future investments required to maintain performance; and management's assumptions on the weighted average cost of capital. Fair value was determined based on discounted cash flow analyses, which are unobservable Level 3 inputs, and taking into account the firm offer. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions.
In 2013 and 2012, as part of the company's annual review of intangible assets, impairment charges of $36 and $3 were recognized on trademarks used in the European simple meals business. See also Note 6. Fair value was determined based on unobservable Level 3 inputs. Fair value was determined based on discounted cash flow analysis that include significant management assumptions such as revenue growth rates, weighted average costs of capital, and assumed royalty rates.
The following table presents the company’s fair value measurements of intangible assets that were recognized in the years ended July 28, 2013, and July 29, 2012, respectively:

	2013		2012
Intangible assets	Impairment	Fair Value	Impairment	Fair Value
Blå Band	$1	$19	$3	$20
Heisse Tasse	4	6	—	—
Isomitta	8	4	—	—
Royco	23	53	—	—
The company also recognized $99 of accelerated depreciation/asset impairment on plant assets in 2013 associated with the restructuring initiatives described in Note 8. The carrying value of assets was reduced to estimated fair value based on expected proceeds. The carrying value was $29 at July 28, 2013.
Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, excluding the current portion of long-term debt, approximate fair value.
Cash equivalents of $4 at July 28, 2013 and $80 at July 29, 2012 represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of long-term debt, including the current portion of long-term debt in Short-term borrowings, was $3,299 at July 28, 2013 and $2,663 at July 29, 2012. The carrying value was $3,244 at July 28, 2013 and $2,408 at July 29, 2012. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.

16.	Shareowners' Equity
The company has authorized 560 million shares of Capital stock with $.0375 par value and 40 million shares of Preferred stock, issuable in one or more classes, with or without par as may be authorized by the Board of Directors. No Preferred stock has been issued.
In December 2012, 219 million shares held as treasury stock were retired and returned to unissued status.

Share Repurchase Programs
In June 2011, the Board authorized the purchase of up to $1,000 of company stock. This program has no expiration date. The company suspended purchases under this program in July 2012. Approximately $750 remained available under this program as of July 28, 2013. The company also repurchases shares to offset the impact of dilution from shares issued under the company’s stock compensation plans.
In 2013, the company repurchased 4 million shares at a cost of $153.
In 2012 the company repurchased 13 million shares at a cost of $412. Of this amount, $250 was used to repurchase shares pursuant to the company’s June 2011 publicly announced share repurchase program.
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
Pursuant to the Long-Term Incentive Plan, the company adopted a long-term incentive compensation program which provides for grants of total shareowner return (TSR) performance restricted stock/units, EPS performance restricted stock/units, strategic performance restricted stock/units and time-lapse restricted stock/units. Under the program, awards of TSR performance restricted stock/units will be earned by comparing the company’s total shareowner return during a three-year period to the respective total shareowner returns of companies in a performance peer group. Based upon the company’s ranking in the performance peer group, a recipient of TSR performance restricted stock/units may earn a total award ranging from 0% to 225% of the initial grant. Awards of EPS performance restricted stock/units will be earned based upon the company’s achievement of annual earnings per share goals. During the three-year vesting period, a recipient of EPS performance restricted stock/units may earn a total award ranging from 0% to 100% of the initial grant. Awards of the strategic performance restricted stock units are earned based upon the achievement of net sales and EPS growth, compared to strategic plan objectives during a two-year period. A recipient of strategic performance restricted stock units may earn a total award ranging from 0% to 200% of the initial grant. Awards of time-lapse restricted stock/units will vest ratably over the three-year period. In addition, the company may issue special grants of time-lapse restricted stock/units to attract and retain executives which vest ratably over various periods. Awards are generally granted annually in October. Annual stock option grants were not part of the long-term incentive compensation program for 2011, 2012 or 2013. However, stock options may still be granted on a selective basis under the Long-Term Incentive Plans.
In 2013, the company issued time-lapse restricted stock units, EPS performance restricted stock units, strategic performance restricted stock units and TSR performance restricted stock units.
Total pre-tax stock-based compensation expense recognized in Earnings from continuing operations was $109 for 2013, $76 for 2012, and $84 for 2011. The pre-tax stock-based compensation expense recognized in Earnings from discontinued operations was $4 for 2013, and $3 for 2012 and 2011. Tax-related benefits of $42 were recognized for 2013, $29 were recognized for 2012, and $32 were recognized for 2011.

The following table summarizes stock option activity as of July 28, 2013:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)
Outstanding at July 29, 2012	4,254	$26.73
Granted	—	$—
Exercised	(3,146)	$26.54
Terminated	(7)	$26.36
Outstanding at July 28, 2013	1,101	$27.25	1.2	$22
Exercisable at July 28, 2013	1,101	$27.25	1.2	$22
The total intrinsic value of options exercised during 2013, 2012, and 2011, was $36, $31, and $29, respectively. As of January 2009, compensation related to stock options was fully expensed. The company measured the fair value of stock options using the Black-Scholes option pricing model.
The following table summarizes time-lapse restricted stock units, EPS performance restricted stock units and strategic performance restricted stock units as of July 28, 2013:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 29, 2012	3,951	$33.19
Granted	1,990	$35.44
Vested	(1,510)	$33.74
Forfeited	(223)	$33.70
Nonvested at July 28, 2013	4,208	$34.05
The fair value of time-lapse restricted stock units, EPS performance restricted stock units, and strategic performance restricted stock units is determined based on the quoted price of the company’s stock at the date of grant. Time-lapse restricted stock units are expensed on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis. EPS performance restricted stock units are expensed on a graded-vesting basis, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis. There were approximately 269 thousand EPS performance target grants outstanding at July 28, 2013 with a weighted-average grant-date fair value of $34.29. Strategic performance restricted stock units are expensed on a straight-line basis over the service period. Awards of the strategic performance restricted stock units will be earned based upon the achievement of two key metrics, net sales and EPS growth, compared to strategic plan objectives during a two-year period. There were approximately 1.8 million strategic performance target grants outstanding at July 28, 2013 with a weighted-average grant-date fair value of $33.21. The actual number of EPS performance restricted stock units and strategic performance restricted stock units issued at the vesting date could range from 0% to 100% and 0% to 200%, respectively, of the initial grant, depending on actual performance achieved. Expense is estimated based on the number of awards expected to vest.
On July 1, 2011, the company issued approximately 400 thousand special retention time-lapse restricted stock units to certain executives to support successful execution of the company’s shift in strategic direction and leadership transition. These awards vested over a period of two years and are included in the table above. The grant-date fair value was $34.65.
As of July 28, 2013, total remaining unearned compensation related to nonvested time-lapse restricted stock units, EPS performance restricted stock units and strategic performance restricted stock units was $50, which will be amortized over the weighted-average remaining service period of 1.4 years. The fair value of restricted stock units vested during 2013, 2012, and 2011 was $57 and $38, and $40, respectively. The weighted-average grant-date fair value of the restricted stock units granted during 2012 and 2011 was $32.38 and $35.64, respectively.

The following table summarizes TSR performance restricted stock units as of July 28, 2013:

	Units	Weighted-Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 29, 2012	2,143	$37.94
Granted	582	$39.76
Vested	—	$—
Forfeited/Expired	(1,267)	$34.25
Nonvested at July 28, 2013	1,458	$41.88
The company estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation. Assumptions used in the Monte Carlo simulation were as follows:

	2013	2011
Risk-free interest rate	0.30%	0.59%
Expected dividend yield	3.26%	3.00%
Expected volatility	15.07%	23.71%
Expected term	3 years	3 years
Compensation expense is recognized on a straight-line basis over the service period. As of July 28, 2013, total remaining unearned compensation related to TSR performance restricted stock units was $17, which will be amortized over the weighted-average remaining service period of 1.9 years. In the first quarter of 2013 and 2012, recipients of TSR performance restricted stock units earned 0% of the initial grants based upon the company’s TSR ranking in a performance peer group during a three-year period ended July 27, 2012 and three-year period ended July 29, 2011, respectively. In the first quarter of 2014, recipients of TSR performance restricted stock units will receive 0% of the initial grants based upon the company’s TSR ranking in a performance peer group during a three-year period ended July 28, 2013. There were no TSR performance restricted stock units granted during 2012.
The excess tax benefits on the exercise of stock options and vested restricted stock presented as cash flows from financing activities were $12 in 2013, $8 in 2012, and $11 in 2011. Cash received from the exercise of stock options was $83, $112, and $96 for 2013, 2012, and 2011, respectively, and are reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

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
The company has certain operating lease commitments, primarily related to warehouse and office facilities, and certain equipment. Rent expense under operating lease commitments was $54 in 2013, $48 in 2012, and $50 in 2011. These amounts included $8 in 2013 and $9 in 2012 and 2011, respectively, related to discontinued operations. Future minimum annual rental payments under these operating leases as of July 28, 2013 are as follows:

2014	2015	2016	2017	2018	Thereafter
$45	$36	$32	$25	$19	$47
Future minimum annual rental payments related to discontinued operations include $8 in 2014; $6 in 2015 and 2016; $3 in 2017; $2 in 2018; and a total of $2 for periods beyond 2018.
The company guarantees approximately 2,000 bank loans made to Pepperidge Farm independent sales distributors by third party financial institutions for the purchase of distribution routes. The maximum potential amount of future payments the company could be required to make under the guarantees is $165. The company’s guarantees are indirectly secured by the distribution routes. The company does not believe it is probable that it will be required to make guarantee payments as a result of defaults on the bank loans guaranteed. The amounts recognized as of July 28, 2013, and July 29, 2012, were not material.

The company has provided certain standard indemnifications in connection with divestitures, contracts and other transactions. Certain indemnifications have finite expiration dates. Liabilities recognized based on known exposures related to such matters were not material at July 28, 2013, or July 29, 2012.

19.	Supplemental Financial Statement Data
Balance Sheets

	2013	2012
Accounts receivable
Customer accounts receivable	$587	$523
Allowances	(11)	(10)
Subtotal	576	513
Other	59	40
	$635	$553

Inventories
Raw materials, containers and supplies	364	277
Finished products	561	437
	$925	$714

Other current assets
Deferred taxes	$90	$104
Fair value of derivatives	9	35
Other	36	30
	$135	$169

Plant assets
Land	$59	$62
Buildings	1,349	1,260
Machinery and equipment	4,017	3,963
Projects in progress	230	198
Total cost	5,655	5,483
Accumulated depreciation(1)	(3,395)	(3,356)
	$2,260	$2,127

Other assets
Fair value of derivatives	$23	$10
Deferred taxes	27	49
Other	81	64
	$131	$123

Accrued liabilities
Accrued compensation and benefits	$270	$267
Fair value of derivatives	35	29
Accrued trade and consumer promotion programs	137	140
Accrued interest	41	31
Restructuring	21	16
Other	113	115
	$617	$598

	2013	2012
Other liabilities
Pension benefits	$190	$618
Deferred compensation(2)	112	96
Postretirement benefits	361	386
Fair value of derivatives	1	54
Unrecognized tax benefits	40	50
Other	72	56
	$776	$1,260
____________________________________

(1)
Depreciation expense was $393 in 2013, $258 in 2012, and $265 in 2011. Depreciation expense of continuing operations was $382 in 2013, $247 in 2012, and $253 in 2011. Buildings are depreciated over periods ranging from 7 to 45 years. Machinery and equipment are depreciated over periods generally ranging from 2 to 20 years.

(2)
The deferred compensation obligation represents unfunded plans maintained for the purpose of providing the company's directors and certain of its executives the opportunity to defer a portion of their compensation. All forms of compensation contributed to the deferred compensation plans are accounted for in accordance with the underlying program. Deferrals and company contributions are credited to an investment account in the participant's name, although no funds are actually contributed to the investment account and no investments are actually purchased. Seven investment choices are available, including: (1) a book account that tracks the total return on company stock; (2) a book account that tracks the performance of the Vanguard Institutional Index; (3) a book account that tracks the performance of the Vanguard Extended Market Index; (4) a book account that tracks the performance of the Vanguard Total International Stock Index; (5) a book account that tracks the performance of the Vanguard Total Bond Market Index; (6) a book account that tracks the performance of the Vanguard Short-Term Bond Index; and (7) a book account that tracks the BlackRock Liquidity TempFund. Participants can reallocate investments daily and are entitled to the gains and losses on investment funds. The company recognizes an amount in the Consolidated Statements of Earnings for the market appreciation/depreciation of each fund.

Statements of Earnings

	2013	2012	2011
Other Expenses/(Income)
Foreign exchange (gains)/losses	$3	$(3)	$5
Amortization of intangible assets	14	1	1
Acquisition related costs	10	5	—
Other	2	8	4
	$29	$11	$10

Advertising and consumer promotion expense(1)	$419	$476	$449

Interest expense
Interest expense	$138	$116	$123
Less: Interest capitalized	3	2	1
	$135	$114	$122
____________________________________

(1)	Included in Marketing and selling expenses.

Statements of Cash Flows

	2013	2012	2011
Cash Flows from Operating Activities
Other non-cash charges to net earnings
Non-cash compensation/benefit related expense	$134	$106	$104
Other	21	12	4
	$155	$118	$108

Other
Benefit related payments	$(54)	$(84)	$(48)
Other	(4)	(2)	(7)
	$(58)	$(86)	$(55)

Other Cash Flow Information
Interest paid	$124	$115	$142
Interest received	$10	$8	$11
Income taxes paid	$345	$300	$304

20.	Quarterly Data (unaudited)

	2013
	First	Second	Third	Fourth
Net sales	$2,205	$2,162	$1,962	$1,723
Gross profit	821	762	706	623
Earnings from continuing operations attributable to Campbell Soup Company	232	171	169	117
Earnings (loss) from discontinued operations	13	19	12	(275)
Net earnings (loss) attributable to Campbell Soup Company	245	190	181	(158)
Per share - basic
Earnings from continuing operations attributable to Campbell Soup Company	0.74	0.54	0.54	0.37
Earnings (loss) from discontinued operations	0.04	0.06	0.04	(0.88)
Net earnings (loss) attributable to Campbell Soup Company(1)	0.78	0.61	0.58	(0.50)
Dividends	0.29	0.58	—	0.29
Per share - assuming dilution
Earnings from continuing operations attributable to Campbell Soup Company	0.73	0.54	0.53	0.37
Earnings (loss) from discontinued operations	0.04	0.06	0.04	(0.87)
Net earnings (loss) attributable to Campbell Soup Company(1)	0.78	0.60	0.57	(0.50)
Market price
High	$36.28	$37.16	$46.85	$48.83
Low	$32.24	$34.30	$36.09	$42.32
____________________________________

(1)	The sum of the individual per share amounts may not add due to rounding.

	2013
	First	Second	Third	Fourth
In 2013, the following charges were recorded in earnings from continuing operations:
Restructuring charges and related costs (see Note 8)	$27	$30	$14	$19
Acquisition transaction costs (see Note 3)	7	—	—	—
Per share - assuming dilution
Restructuring charges and related costs	0.09	0.09	0.04	0.06
Acquisition transaction costs	0.02	—	—	—
In 2013, the following charges were recorded in earnings (loss) from discontinued operations:
Impairment on the intangible assets of the European business (see Note 6)	$—	$—	$—	$263
Taxes on the difference between the book value and tax basis of the European business (see Note 12)	—	—	—	18
Per share - assuming dilution
Impairment on the intangible assets of the European business	—	—	—	0.83
Taxes on the difference between the book value and tax basis of the European business	—	—	—	0.06

	2012
	First	Second	Third	Fourth
Net sales	$2,015	$1,943	$1,698	$1,519
Gross profit	802	750	665	593
Earnings from continuing operations attributable to Campbell Soup Company	250	189	169	126
Earnings from discontinued operations	15	16	8	1
Net earnings attributable to Campbell Soup Company	265	205	177	127
Per share - basic
Earnings from continuing operations attributable to Campbell Soup Company	0.78	0.59	0.53	0.40
Earnings from discontinued operations	0.05	0.05	0.03	—
Net earnings attributable to Campbell Soup Company(1)	0.82	0.64	0.56	0.40
Dividends	0.29	0.29	0.29	0.29
Per share - assuming dilution
Earnings from continuing operations attributable to Campbell Soup Company	0.77	0.59	0.53	0.39
Earnings from discontinued operations	0.05	0.05	0.03	—
Net earnings attributable to Campbell Soup Company(1)	0.82	0.64	0.55	0.40
Market price
High	$34.00	$34.12	$34.04	$34.58
Low	$29.69	$31.22	$31.25	$31.32
____________________________________

(1)	The sum of the individual per share amounts may not add due to rounding.

	2012
	First	Second	Third	Fourth
In 2012, the following charges were recorded in earnings from continuing operations:
Restructuring charges and related costs (see Note 8)	$1	$1	$2	$—
Acquisition transaction costs (see Note 3)	—	—	—	3
Per share - assuming dilution
Restructuring charges and related costs	—	—	0.01	—
Acquisition transaction costs	—	—	—	0.01
In 2012, the following charges were recorded in earnings (loss) from discontinued operations:
Restructuring charges and related costs	$—	$1	$1	$—
Per share - assuming dilution
Restructuring charges and related costs	—	—	—	—

21.	Subsequent Event
On August 8, 2013, the company completed the acquisition of Kelsen for approximately $325, subject to customary purchase price adjustments. Kelsen is a producer of quality baked snacks that are sold in 85 countries around the world. Its primary brands include Kjeldsens and Royal Dansk. Kelsen has established distribution networks in markets in Asia, the U.S., Europe, the Middle East, South America and Africa.

Reports of Management

Management’s Report on Financial Statements

The accompanying financial statements have been prepared by the company’s management in conformity with generally accepted accounting principles to reflect the financial position of the company and its operating results. The financial information appearing throughout this Report is consistent with the financial statements. Management is responsible for the information and representations in such financial statements, including the estimates and judgments required for their preparation. The financial statements have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of July 28, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment using those criteria, management concluded that the company’s internal control over financial reporting was effective as of July 28, 2013.

The effectiveness of the company’s internal control over financial reporting as of July 28, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

/s/ Denise M. Morrison
Denise M. Morrison
President and Chief Executive Officer

/s/ B. Craig Owens
B. Craig Owens
Senior Vice President — Chief Financial
Officer and Chief Administrative Officer

/s/ John P. Waldron
John P. Waldron
Vice President — Controller
(Principal Accounting Officer)

September 26, 2013

Report of Independent Registered Public Accounting Firm

To the Shareowners and Directors of Campbell Soup Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Campbell Soup Company and its subsidiaries at July 28, 2013 and July 29, 2012, and the results of their operations and their cash flows for each of the three fiscal years in the period ended July 28, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 28, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

September 26, 2013

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer and Chief Administrative Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 28, 2013 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer and Chief Administrative Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective.
The annual report of management on the company’s internal control over financial reporting is provided under "Financial Statements and Supplementary Data" on pages 72-73. The attestation report of PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm, regarding the company’s internal control over financial reporting is provided under "Financial Statements and Supplementary Data" on page 74.
There were no changes in the company’s internal control over financial reporting that materially affected, or were likely to materially affect, such control over financial reporting during the quarter ended July 28, 2013.
Item 9B. Other Information
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The sections entitled “Election of Directors,” “Security Ownership of Directors and Executive Officers” and “Director and Executive Officer Stock Ownership Reports” in the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on November 20, 2013 (the 2013 Proxy) are incorporated herein by reference. The information presented in the section entitled “Corporate Governance — Board Committee Structure” in the 2013 Proxy relating to the members of the company’s Audit Committee and the Audit Committee’s financial expert is incorporated herein by reference.
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
Item 11. Executive Compensation
The information presented in the sections entitled “Compensation Discussion and Analysis,” “Fiscal 2013 Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal 2013,” “Outstanding Equity Awards at 2013 Fiscal Year-End,” “Option Exercises and Stock Vested in Fiscal 2013,” “Pension Benefits — Fiscal 2013,” “Nonqualified Deferred Compensation — Fiscal 2013,” “Potential Payments upon Termination or Change in Control,” “Fiscal 2013 Director Compensation,” “Corporate Governance — Compensation and Organization Committee Interlocks and Insider Participation” and “Compensation and Organization Committee Report” in the 2013 Proxy is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareowner Matters
The information presented in the sections entitled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2013 Proxy is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about the company’s stock that could have been issued under the company’s equity compensation plans as of July 28, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (c)
Equity Compensation Plans Approved by Security Holders (1)	6,765,864	$27.25	12,351,493
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	6,765,864	$27.25	12,351,493
____________________________________

(1)
Column (a) represents stock options and restricted stock units outstanding under the 2005 Long-Term Plan, the 2003 Long-Term Plan, and the 1994 Long-Term Plan. No additional awards can be made under the 1994 Long-Term Plan. Future equity awards under the 2005 Long-Term Plan and the 2003 Long-Term Plan may take the form of stock options, SARs, performance unit awards, restricted stock, restricted performance stock, restricted stock units or stock awards. Column (b) represents the weighted-average exercise price of the outstanding stock options only; the outstanding restricted stock and restricted stock units are not included in this calculation. Column (c) represents the maximum aggregate number of future equity awards that can be made under the 2005 Long-Term Plan and the 2003 Long-Term Plan as of July 28, 2013. The maximum number of future equity awards that can be made under the 2005 Long-Term Plan as of July 28, 2013 is 7,902,380. The maximum number of future equity awards that can be made under the 2003 Long-Term Plan as of July 28, 2013 is 4,449,113 (the 2003 Plan Limit). Each stock option or SAR awarded under the 2003 Long-Term Plan reduces the 2003 Plan Limit by one share. Each restricted stock unit, restricted stock, restricted performance stock unit, restricted performance stock or stock award under the 2003 Long-Term Plan reduces the 2003 Plan Limit by four shares. In the event any award (or portion thereof) under the 1994 Long-Term Plan lapses, expires or is otherwise terminated without the issuance of any company stock or is settled by delivery of consideration other than company stock, the maximum number of future equity awards that can be made under the 2003 Long-Term Plan automatically increases by the number of such shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information presented in the section entitled “Transactions with Related Persons,” “Corporate Governance — Director Independence” and “Corporate Governance — Board Committee Structure” in the 2013 Proxy is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information presented in the section entitled “Independent Registered Public Accounting Firm Fees and Services” in the 2013 Proxy is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1.  Financial Statements
Consolidated Statements of Earnings for 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for 2013, 2012 and 2011
Consolidated Balance Sheets as of July 28, 2013 and July 29, 2012
Consolidated Statements of Cash Flows for 2013, 2012 and 2011
Consolidated Statements of Equity for 2013, 2012 and 2011
Notes to Consolidated Financial Statements

Management's Report on Financial Statements
Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
2.  Financial Statement Schedule
II - Valuation and Qualifying Accounts for 2013, 2012 and 2011
3.  Exhibits

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

4(b)
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

10(i)
Severance Protection Agreement dated January 8, 2001, with Douglas R. Conant, Campbell's President and Chief Executive Officer through fiscal 2011, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 28, 2001, and is incorporated herein by reference. Agreements with the existing executive officers listed under the heading “Executive Officers of the Company” (other than Carlos Barroso, Luca Mignini, B. Craig Owens and Michael P. Senackerib) are in all material respects the same as Mr. Conant’s agreement.

10(j)
Amendment to the Severance Protection Agreement dated February 26, 2008, with Douglas R. Conant, Campbell's President and Chief Executive Officer through fiscal 2011, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 2, 2008, and is incorporated herein by reference. Amendments with the existing executive officers listed under the heading “Executive Officers of the Company” (other than Carlos Barroso, Luca Mignini, B. Craig Owens and Michael P. Senackerib) are in all material respects the same as Mr. Conant’s agreement.

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

10(m)
Form of U.S. Severance Protection Agreement, which is applicable to executives hired on or after August 1, 2011 (such as Carlos Barroso and Michael P. Senackerib), was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 31, 2011, and is incorporated herein by reference.

10(n)
Form of Non-U.S. Severance Protection Agreement, which is applicable to executives hired on or after August 1, 2011 (such as Luca Mignini), was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 31, 2011, and is incorporated herein by reference.

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
Date: September 26, 2013

CAMPBELL SOUP COMPANY

By:	/s/ B. Craig Owens
B. Craig Owens
Senior Vice President - Chief Financial Officer and Chief Administrative Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Campbell and in the capacity and on the date indicated.
Date: September 26, 2013

/s/ B. Craig Owens	/s/ John P. Waldron
B. Craig Owens	John P. Waldron
Senior Vice President - Chief Financial Officer and Chief Administrative Officer	Vice President — Controller

Paul R. Charron	Chairman and Director	}
Denise M. Morrison	President, Chief Executive	}
	Officer and Director	}
Edmund M. Carpenter	Director	}
Bennett Dorrance	Director	}
Lawrence C. Karlson	Director	}
Randall W. Larrimore	Director	}	By: /s/ Ellen Oran Kaden
Mary Alice D. Malone	Director	}	Ellen Oran Kaden
Sara Mathew	Director	}	Senior Vice President — Chief Legal and Public Affairs Officer
Charles R. Perrin	Director	}
A. Barry Rand	Director	}
Nick Shreiber	Director	}
Tracey T. Travis	Director	}
Archbold D. van Beuren	Director	}
Les C. Vinney	Director	}
Charlotte C. Weber	Director	}

Schedule II

CAMPBELL SOUP COMPANY
Valuation and Qualifying Accounts

For the Fiscal Years ended July 28, 2013, July 29, 2012, and July 31, 2011
(Millions)

	Balance at Beginning of Period	Charged to/ (Reduction In) Costs and Expenses	Deductions	Balance at End of Period
Fiscal year ended July 28, 2013
Cash discount	$4	$114	$(113)	$5
Bad debt reserve	2	1	(1)	2
Returns reserve(1)	4	1	(1)	4
Total Accounts receivable allowances	$10	$116	$(115)	$11

Fiscal year ended July 29, 2012
Cash discount	$5	$112	$(113)	$4
Bad debt reserve	2	1	(1)	2
Returns reserve(1)	4	—	—	4
Total Accounts receivable allowances	$11	$113	$(114)	$10

Fiscal year ended July 31, 2011
Cash discount	$5	$113	$(113)	$5
Bad debt reserve	4	2	(4)	2
Returns reserve(1)	8	(2)	(2)	4
Total Accounts receivable allowances	$17	$113	$(119)	$11
_______________________________________

(1)
The returns reserve is evaluated quarterly and adjusted accordingly. During each period, returns are charged to net sales in the Consolidated Statements of Earnings as incurred. Actual returns were approximately $124 in 2013, $122 in 2012, and $145 in 2011, or approximately 2% of net sales.

INDEX TO EXHIBITS

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

4(b)
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

10(i)
Severance Protection Agreement dated January 8, 2001, with Douglas R. Conant, Campbell's President and Chief Executive Officer through fiscal 2011, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 28, 2001, and is incorporated herein by reference. Agreements with the existing executive officers listed under the heading “Executive Officers of the Company” (other than Carlos Barroso, Luca Mignini, B. Craig Owens and Michael P. Senackerib) are in all material respects the same as Mr. Conant’s agreement.

10(j)
Amendment to the Severance Protection Agreement dated February 26, 2008, with Douglas R. Conant, Campbell's President and Chief Executive Officer through fiscal 2011, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 2, 2008, and is incorporated herein by reference. Amendments with the existing executive officers listed under the heading “Executive Officers of the Company” (other than Carlos Barroso, Luca Mignini, B. Craig Owens and Michael P. Senackerib) are in all material respects the same as Mr. Conant’s agreement.

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

10(m)
Form of U.S. Severance Protection Agreement, which is applicable to executives hired on or after August 1, 2011 (such as Carlos Barroso and Michael P. Senackerib), was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 31, 2011, and is incorporated herein by reference.

10(n)
Form of Non-U.S. Severance Protection Agreement, which is applicable to executives hired on or after August 1, 2011 (such as Luca Mignini), was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 31, 2011, and is incorporated herein by reference.

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