Form 10-Q
period 2013-10-27
CAMPBELL SOUP CO
filed 2013-12-05
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
_____________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 27, 2013	Commission File Number 1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.

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

There were 315,012,736 shares of capital stock outstanding as of November 29, 2013.

PART I

ITEM 1. FINANCIAL INFORMATION
CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended
	October 27, 2013	October 28, 2012
Net sales	$2,165	$2,205
Costs and expenses
Cost of products sold	1,388	1,384
Marketing and selling expenses	261	236
Administrative expenses	148	155
Research and development expenses	31	27
Other expenses / (income)	11	13
Restructuring charges	21	22
Total costs and expenses	1,860	1,837
Earnings before interest and taxes	305	368
Interest expense	31	36
Interest income	1	3
Earnings before taxes	275	335
Taxes on earnings	95	105
Earnings from continuing operations	180	230
Earnings (loss) from discontinued operations	(9)	13
Net earnings	171	243
Less: Net earnings (loss) attributable to noncontrolling interests	(1)	(2)
Net earnings attributable to Campbell Soup Company	$172	$245
Per Share — Basic
Earnings from continuing operations attributable to Campbell Soup Company	$.58	$.74
Earnings (loss) from discontinued operations	(.03)	.04
Net earnings attributable to Campbell Soup Company	$.55	$.78
Dividends	$.312	$.29
Weighted average shares outstanding — basic	314	314
Per Share — Assuming Dilution
Earnings from continuing operations attributable to Campbell Soup Company	$.57	$.73
Earnings (loss) from discontinued operations	(.03)	.04
Net earnings attributable to Campbell Soup Company	$.54	$.78
Weighted average shares outstanding — assuming dilution	317	316
The sum of the individual per share amounts may not add due to rounding.
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(unaudited)
(millions)

	Three Months Ended
	October 27, 2013			October 28, 2012
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$171			$243
Other comprehensive income (loss):
Foreign currency translation adjustments	$48	$(2)	46	$12	$—	12
Cash-flow hedges:
Unrealized gains (losses) arising during the period	(3)	1	(2)	—	—	—
Pension and other postretirement benefits:
Reclassification of net actuarial loss included in net earnings	22	(8)	14	30	(11)	19
Other comprehensive income (loss)	$67	$(9)	$58	$42	$(11)	$31
Total comprehensive income (loss)			229			274
Total comprehensive income (loss) attributable to noncontrolling interests			(2)			(2)
Total comprehensive income (loss) attributable to Campbell Soup Company			$231			$276
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	October 27, 2013	July 28, 2013
Current assets
Cash and cash equivalents	$305	$333
Accounts receivable, net	804	635
Inventories	1,079	925
Other current assets	206	135
Current assets of discontinued operations held for sale	193	193
Total current assets	2,587	2,221
Plant assets, net of depreciation	2,283	2,260
Goodwill	2,461	2,297
Other intangible assets, net of amortization	1,194	1,021
Other assets	123	131
Non-current assets of discontinued operations held for sale	407	393
Total assets	$9,055	$8,323
Current liabilities
Short-term borrowings	$2,585	$1,909
Payable to suppliers and others	630	523
Accrued liabilities	598	617
Dividend payable	101	100
Accrued income taxes	38	19
Current liabilities of discontinued operations held for sale	152	114
Total current liabilities	4,104	3,282
Long-term debt	2,247	2,544
Deferred taxes	595	489
Other liabilities	741	776
Non-current liabilities of discontinued operations held for sale	23	22
Total liabilities	7,710	7,113
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	301	362
Earnings retained in the business	1,847	1,772
Capital stock in treasury, at cost	(305)	(364)
Accumulated other comprehensive loss	(506)	(565)
Total Campbell Soup Company shareholders' equity	1,349	1,217
Noncontrolling interests	(4)	(7)
Total equity	1,345	1,210
Total liabilities and equity	$9,055	$8,323
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Three Months Ended
	October 27, 2013	October 28, 2012
Cash flows from operating activities:
Net earnings	$171	$243
Adjustments to reconcile net earnings to operating cash flow
Restructuring charges	21	22
Stock-based compensation	21	25
Depreciation and amortization	74	98
Deferred income taxes	43	(2)
Other, net	27	35
Changes in working capital
Accounts receivable	(186)	(258)
Inventories	(110)	(125)
Prepaid assets	(25)	(14)
Accounts payable and accrued liabilities	77	143
Pension fund contributions	(40)	(76)
Receipts from (payments of) hedging activities	(23)	1
Other	(12)	(11)
Net cash provided by operating activities	38	81
Cash flows from investing activities:
Purchases of plant assets	(52)	(41)
Sales of plant assets	—	3
Businesses acquired, net of cash acquired	(329)	(1,567)
Other, net	—	(9)
Net cash used in investing activities	(381)	(1,614)
Cash flows from financing activities:
Net short-term borrowings	641	411
Long-term borrowings	—	1,250
Repayments of notes payable	(300)	—
Dividends paid	(97)	(92)
Treasury stock purchases	(2)	(17)
Treasury stock issuances	4	20
Excess tax benefits on stock-based compensation	10	3
Contribution from noncontrolling interest	5	—
Other, net	—	(17)
Net cash provided by financing activities	261	1,558
Effect of exchange rate changes on cash	—	1
Net change in cash and cash equivalents	(82)	26
Cash and cash equivalents — beginning of period	333	335
Cash balance of discontinued operations — beginning of period	68	—
Cash balance of discontinued operations — end of period	(14)	—
Cash and cash equivalents — end of period	$305	$361
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at July 29, 2012	542	$20	(230)	$(8,259)	$329	$9,584	$(776)	$—	$898
Net earnings (loss)						245		(2)	243
Other comprehensive income (loss)							31	—	31
Dividends ($.29 per share)						(93)			(93)
Treasury stock purchased			—	(17)					(17)
Treasury stock issued under management incentive and stock option plans			1	53	(18)				35
Balance at October 28, 2012	542	$20	(229)	$(8,223)	$311	$9,736	$(745)	$(2)	$1,097
Balance at July 28, 2013	323	$12	(11)	$(364)	$362	$1,772	$(565)	$(7)	$1,210
Contribution from noncontrolling interest								5	5
Net earnings (loss)						172		(1)	171
Other comprehensive income (loss)							59	(1)	58
Dividends ($.312 per share)						(97)			(97)
Treasury stock purchased			—	(2)					(2)
Treasury stock issued under management incentive and stock option plans			2	61	(61)				—
Balance at October 27, 2013	323	$12	(9)	$(305)	$301	$1,847	$(506)	$(4)	$1,345
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(unaudited)
(currency in millions, except per share amounts)

1.	Basis of Presentation and Significant Accounting Policies
The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the indicated periods. The accounting policies used in preparing these financial statements are consistent with those applied in the Annual Report on Form 10-K for the year ended July 28, 2013. The results for the period are not necessarily indicative of the results to be expected for other interim periods or the full year.

2.	Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (FASB) issued guidance related to disclosures about offsetting (netting) of assets and liabilities in the statement of financial position. The guidance requires entities to disclose gross information and net information about both instruments and transactions that are offset in the statement of financial position, and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope includes financial instruments and derivative instruments. In January 2013, the FASB issued an amendment to the guidance to limit the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting arrangement or similar arrangement. The disclosures are required for fiscal years and interim periods within those years beginning on or after January 1, 2013. Disclosures required under the guidance were provided for all comparative periods presented. The company adopted the guidance in the first quarter of 2013. The adoption resulted in additional disclosures, but did not have an impact on the company’s consolidated financial statements. See Note 12.
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
In February 2013, the FASB issued guidance for the recognition, measurement, and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount is fixed. Such obligations may include debt arrangements, legal settlements, and other contractual arrangements. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013 and should be applied retrospectively to all prior periods presented for those obligations within scope that existed as of the beginning of the fiscal year of adoption. Early adoption is permitted. The company is currently evaluating the new guidance.
In March 2013, the FASB issued guidance on the accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The guidance is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2013. Early adoption is permitted. The company will prospectively apply the guidance to applicable transactions.
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
In July 2013, the FASB issued guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires the netting of unrecognized tax benefits (UTBs) against a deferred tax asset for a loss or other carryforward that would apply in settlement of uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2013, and should be applied prospectively to all UTBs that exist at the effective date. Retrospective application is permitted. The company is currently evaluating the new guidance.

3.	Acquisitions
On August 8, 2013, the company completed the acquisition of Kelsen Group A/S (Kelsen). The purchase price was $331. Kelsen is a producer of quality baked snacks that are sold in 85 countries around the world. Its primary brands include Kjeldsens and Royal Dansk. Kelsen has established distribution networks in markets in Asia, the U.S., Europe, the Middle East, South America and Africa.
The excess of the purchase price over the estimated fair values of the identifiable tangible and intangible assets was recorded as $136 of goodwill. The goodwill is not expected to be deductible for tax purposes. The goodwill was primarily attributable to future growth opportunities and any intangible assets that did not qualify for separate recognition. The goodwill is included in the Global Baking and Snacking segment.
The acquisition of Kelsen contributed $52 to Net sales and there was no impact on Net earnings for the three-month period ended October 27, 2013.
On June 13, 2013, the company completed the acquisition of Plum, PBC (formerly Plum Inc.) (Plum) for $249, subject to customary purchase price adjustments.
The acquisition of Plum contributed $15 to Net sales and resulted in a Net loss of $13 for the three-month period ended October 27, 2013. The Net loss included $11 of costs incurred from a voluntary product recall (see Note 18 for additional details).
The acquired assets and assumed liabilities include the following:

	Kelsen	Plum
Cash	$2	$1
Accounts receivable	20	15
Inventories	50	20
Other current assets	2	1
Plant assets	51	2
Goodwill	136	128
Other intangible assets	173	133
Short-term debt	(32)	—
Accounts payable	(11)	(12)
Accrued liabilities	(11)	(5)
Long-term debt	(4)	—
Deferred income taxes	(45)	(34)
Total of assets acquired and liabilities assumed	$331	$249
The purchase price allocations are preliminary and are subject to the finalization of tax balances for both Kelsen and Plum, as well as final purchase price adjustments for Plum.
The identifiable intangible assets of Kelsen consist of $147 in non-amortizable trademarks, $4 in amortizable trademarks to be amortized over 10 years, and $22 in customer relationships to be amortized over 10 to 15 years. The identifiable intangible assets of Plum consist of $115 in non-amortizable trademarks and $18 in customer relationships to be amortized over 15 years.
On August 6, 2012, the company completed the acquisition of BF Bolthouse Holdco LLC (Bolthouse Farms) from a fund managed by Madison Dearborn Partners, LLC, a private equity firm, for $1,550 in cash, subject to customary purchase price adjustments. On August 6, 2012, the preliminary purchase price adjustments resulted in an increase in the purchase price of $20. In the third quarter of 2013, the purchase price adjustments were finalized and reduced to $11. The company incurred transactions costs of $10 ($7 after tax) in the three-month period ended October 28, 2012 related to this acquisition. The costs were recorded in Other expenses/(income).

The following unaudited summary information is presented on a consolidated pro forma basis as if the Kelsen acquisition had occurred on July 30, 2012 and the Plum and Bolthouse acquisitions had occurred on August 1, 2011:

	Three Months Ended
	October 27, 2013	October 28, 2012
Net sales	$2,169	$2,299
Earnings from continuing operations attributable to Campbell Soup Company	$182	$231
Earnings per share from continuing operations attributable to Campbell Soup Company	$.57	$.73
The pro forma amounts include additional interest expense on the debt issued to finance the purchases, amortization and depreciation expense based on the estimated fair value and useful lives of intangible assets, plant assets, and related tax effects. The pro forma results are not necessarily indicative of the combined results had the Kelsen acquisition been completed on July 30, 2012, and the Plum and Bolthouse acquisitions been completed on August 1, 2011, nor are they indicative of future combined results.

4.	Discontinued Operations
On October 28, 2013, subsequent to the end of the first quarter, the company completed the sale of its European simple meals business to Soppa Investments S.à r.l., an affiliate of CVC Capital Partners. The transaction was completed pursuant to a sale and purchase agreement dated September 30, 2013, for approximately €400, or approximately $550, subject to certain post-closing adjustments. The European business includes Erasco and Heisse Tasse soups in Germany; Liebig and Royco soups in France; Devos Lemmens mayonnaise and cold sauces and Royco soups in Belgium; and Blå Band and Isomitta soups and sauces in Sweden. The company used the proceeds from the sale to pay down debt and for other general corporate purposes and expects the after-tax proceeds to be approximately $455.
The company has reflected the results of the European simple meals business as discontinued operations in the Consolidated Statements of Earnings for all periods presented. The business was historically included in the International Simple Meals and Beverages segment.
Results of discontinued operations were as follows:

	Three Months Ended
	October 27, 2013	October 28, 2012
Net sales	$137	$131

Earnings before taxes	$9	$17
Taxes on earnings	18	4
Earnings (loss) from discontinued operations	$(9)	$13
In the three-month period ended October 27, 2013, earnings before taxes included approximately $6 of costs associated with the sale of the business. Taxes on earnings included incremental expense of $14 representing taxes on the difference between the book value and tax basis of the business as a result of a reorganization of the capital and ownership structure that occurred during the first quarter of 2014.

The assets and liabilities of the European business have been reflected in assets and liabilities held for sale in the Consolidated Balance Sheets, and are comprised of the following:

	October 27, 2013	July 28, 2013
Cash	$14	$68
Accounts receivable	98	54
Inventories	78	68
Prepaid expenses	3	3
Current assets	$193	$193

Plant assets	$102	$98
Goodwill	115	110
Intangible assets	156	150
Other assets	34	35
Non-current assets	$407	$393

Accounts payable	$81	$60
Accrued liabilities	71	54
Current liabilities	$152	$114

Non-current pension obligation	$11	$11
Other liabilities	12	11
Non-current liabilities	$23	$22

5.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

	Foreign Currency Translation Adjustment (1)	Gains (Losses) on Cash Flow Hedges (2)	Pension and Postretirement Benefit Plan Adjustments (3)	Total Accumulated Comprehensive Income (Loss)
Balance at July 28, 2013	$170	$5	$(740)	$(565)
Other comprehensive income (loss) before reclassifications	47	(2)	—	45
Amounts reclassified from accumulated other comprehensive income	—	—	14	14
Net current-period other comprehensive income	47	(2)	14	59
Balance at October 27, 2013	$217	$3	$(726)	$(506)
_____________________________________

(1)	Included a tax expense of $11 as of October 27, 2013, and $9 as of July 28, 2013. The amount related to noncontrolling interests was not material.

(2)	Included a tax expense of $2 as of October 27, 2013, and $3 as of July 28, 2013.

(3)	Included a tax benefit of $416 as of October 27, 2013, and $424 as of July 28, 2013.

The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended
Details about Accumulated Other Comprehensive Income Components	October 27, 2013	October 28, 2012	Location of (Gain) Loss Recognized in Earnings
	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
(Gains) losses on cash flow hedges:
Foreign exchange forward contracts	$(1)	$(1)	Cost of products sold
Forward starting interest rate swaps	1	1	Interest expense
Total before tax	—	—
Tax expense (benefit)	—	—
(Gain) loss, net of tax	$—	$—

Amortization of pension and postretirement benefit adjustments:
Prior service credits	$—	$—	(1)
Net actuarial losses	22	30	(1)
Total before tax	22	30
Tax expense (benefit)	(8)	(11)
(Gain) loss, net of tax	$14	$19
_____________________________________

(1)	These items are included in the components of net periodic benefit costs (see Note 11 for additional details).

6.	Goodwill and Intangible Assets
The following table shows the changes in the carrying amount of goodwill by business segment:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Total
Balance at July 28, 2013	$450	$775	$122	$112	$838	$2,297
Acquisition	—	136	—	—	—	136
Foreign currency translation adjustment	—	30	(2)	—	—	28
Balance at October 27, 2013	$450	$941	$120	$112	$838	$2,461
In 2014, the company acquired Kelsen for $331 and goodwill related to the acquisition was $136. See Note 3.
The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

Intangible Assets	October 27, 2013	July 28, 2013
Non-amortizable intangible assets
Trademarks	$961	$810
Amortizable intangible assets
Customer relationships	$179	$156
Technology	40	40
Other	36	32
Total gross amortizable intangible assets	$255	$228
Accumulated amortization	(22)	(17)
Total net intangible assets	$1,194	$1,021

Non-amortizable intangible assets consist of trademarks, which include Bolthouse Farms, Pace, Plum Organics, Kjeldsens and Royal Dansk. Other amortizable intangible assets consist substantially of recipes, patents, trademarks and distributor relationships.
Amortization of intangible assets in Earnings from continuing operations was $4 and $3 for the three-month periods ended October 27, 2013 and October 28, 2012, respectively. The estimated aggregated amortization expense is estimated to be $17 in each of the fiscal periods 2014 through 2017 and $13 in 2018. Asset useful lives range from 5 to 20 years.

7.	Business and Geographic Segment Information
The company manages operations through 10 operating segments based on product type and geographic location and has aggregated the operating segments into the appropriate reportable segment based on similar economic characteristics; products; production processes; types or classes of customers; distribution methods; and regulatory environment. The reportable segments are discussed in greater detail below.
The U.S. Simple Meals segment includes the following products: Campbell’s condensed and ready-to-serve soups; Swanson broth and stocks, Prego pasta sauces; Pace Mexican sauces; Campbell’s canned gravies, pasta and beans; Swanson canned poultry; and as of June 13, 2013, Plum Organics food and snacks.
The Global Baking and Snacking segment aggregates the following operating segments: Pepperidge Farm cookies, crackers, bakery and frozen products in U.S. retail; Arnott’s biscuits in Australia and Asia Pacific; and as of August 8, 2013, Kelsen cookies globally.
The International Simple Meals and Beverages segment aggregates the following operating segments: the retail business in Canada and the simple meals and beverages business in Asia Pacific, Latin America, and China. See also Note 4 for information on the sale of the simple meals business in Europe. This business was historically included in this segment. The results of operations of this business have been reflected as discontinued operations for the periods presented. Prior periods were reclassified to conform to the current presentation.
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

	Three Months Ended
	October 27, 2013	October 28, 2012
Net sales
U.S. Simple Meals	$860	$896
Global Baking and Snacking	609	574
International Simple Meals and Beverages	193	223
U.S. Beverages	173	189
Bolthouse and Foodservice	330	323
Total	$2,165	$2,205

	Three Months Ended
	October 27, 2013	October 28, 2012
Earnings before interest and taxes
U.S. Simple Meals	$211	$274
Global Baking and Snacking	78	85
International Simple Meals and Beverages	20	33
U.S. Beverages	24	30
Bolthouse and Foodservice	29	34
Corporate(1)	(36)	(66)
Restructuring charges(2)	(21)	(22)
Total	$305	$368
_______________________________________

(1)
Represents unallocated corporate expenses. Restructuring-related costs of $2 and an unrealized loss of $9 on foreign exchange forward contracts related to the sale of the European simple meals business were included in unallocated corporate expenses for the three-month period ended October 27, 2013. Acquisition costs of $10 and restructuring-related costs of $21 were included in unallocated corporate expenses for the three-month period ended October 28, 2012.

(2)	See Note 8 for additional information.

The company’s global net sales based on product categories are as follows:

	Three Months Ended
	October 27, 2013	October 28, 2012
Net sales
Simple Meals	$1,234	$1,292
Baked Snacks	645	612
Beverages	286	301
Total	$2,165	$2,205
Simple Meals include condensed and ready-to-serve soups, broths, sauces, carrot products, refrigerated salad dressings and Plum foods and snacks for babies, toddlers and children. Baked Snacks include cookies, crackers, biscuits, and other baked products.

8.	Restructuring Charges
2014 Initiative
In the first quarter of 2014, the company streamlined its salaried workforce in North America and in the Asia Pacific region. Approximately 200 positions were eliminated. The actions were substantially completed in October 2013. The company recorded a restructuring charge of $20 ($13 after tax or $.04 per share) associated with the 2014 initiative for severance and benefit costs. The company does not expect any additional charges.
The company expects the total pre-tax costs of the 2014 initiative to represent cash expenditures, the majority of which will be spent in 2014.
A summary of the restructuring reserve associated with the 2014 initiative at October 27, 2013 is as follows:

		Three Months Ended
		October 27, 2013
	Accrued Balance at		Cash	Foreign Currency Translation	Accrued Balance at
	July 28, 2013	Charges	Payments	Adjustment	October 27, 2013
Severance pay and benefits	$—	$20	$—	$—	$20
The total pre-tax costs of $20 associated with each segment are as follows: U.S. Simple Meals - $5; Global Baking and Snacking - $9; International Simple Meals and Beverages - $3; U.S. Beverages - $1; Bolthouse and Foodservice - $1; and Corporate - $1. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.

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

•
In Mexico, the company entered into commercial arrangements with third-party providers to expand access to manufacturing and distribution capabilities. The third-party providers will produce and distribute the company's beverages, soups, broths and sauces throughout the Mexican market. As a result of these agreements, the company announced that it would close its plant in Villagrán, Mexico and eliminate approximately 260 positions. In the first quarter of 2014, operations at the plant ceased and the positions were eliminated.

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
In the three-month period ended October 27, 2013, the company recorded a restructuring charge of $1 related to the 2013 initiatives. In addition, approximately $2 of costs related to the 2013 initiatives were recorded this quarter in Cost of products sold, representing other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in this quarter was $2, or $.01 per share. In 2013, the company recorded a restructuring charge of $51. In addition, approximately $91 of costs related to these initiatives were recorded in 2013 in Cost of products sold, representing accelerated depreciation and other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in 2013 was $90, or $.28 per share. Of the amounts recorded in 2013, $22 of restructuring charges were recorded in the first quarter, and approximately $21 of costs related to these initiatives were recorded in the first quarter in Cost of products sold, representing accelerated depreciation and other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in the first quarter of 2013 was $27, or $.09 per share. A summary of the pre-tax costs and remaining costs associated with the initiatives is as follows:

	Total Program	Recognized as of October 27, 2013	Remaining Costs to be Recognized
Severance pay and benefits	$36	$(36)	$—
Accelerated depreciation/asset impairment	99	(99)	—
Other exit costs	15	(10)	5
Total	$150	$(145)	$5
Of the aggregate $150 of pre-tax costs, the company expects approximately $47 will be cash expenditures. In addition, the company expects to invest approximately $31 in capital expenditures, primarily to relocate and refurbish a beverage filling and packaging line, and relocate bread production, of which approximately $20 has been invested as of October 27, 2013. The outstanding aspects of these restructuring initiatives are expected to be completed in 2014.

A summary of the restructuring activity and related reserves associated with the 2013 initiatives at October 27, 2013 is as follows:

		Three Months Ended
		October 27, 2013
	Accrued Balance at		Cash	Accrued Balance at
	July 28, 2013	Charges	Payments	October 27, 2013
Severance pay and benefits	$17	$1	$(6)	$12
Other exit costs (1)		2
Total charges		$3
_______________________________________

(1)	Includes non-cash costs and other exit costs recognized as incurred that are not reflected in the restructuring reserve in the Consolidated Balance Sheet.
A summary of restructuring charges and related costs incurred to date associated with segments is as follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Total
Severance pay and benefits	$20	$2	5	$7	2	$36
Accelerated depreciation/asset impairment	64	10	3	22	—	99
Other exit costs	6	1	1	2	—	10
	$90	$13	$9	$31	$2	$145
The company expects to incur additional pre-tax costs of approximately $5 by segment as follows: U.S. Simple Meals - $2; and Global Baking and Snacking - $3. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.
2011 Initiatives
In the fourth quarter of 2011, the company announced a series of initiatives to improve supply chain efficiency and reduce overhead costs across the organization to help fund plans to drive the growth of the business. The company also announced its exit from the Russian market. Details of the 2011 initiatives include:

•
In Australia, the company is investing in a new system to automate packing operations at its biscuit plant in Virginia. This investment continued through the first quarter of 2014 and will result in the elimination of approximately 190 positions, which is expected to occur by December 2013. The company expects to continue investing in the new system through the third quarter of 2014. Further, the company improved asset utilization in the U.S. by shifting production of ready-to-serve soups from Paris, Texas, to other facilities in 2012. In addition, the manufacturing facility in Marshall, Michigan, was closed in 2011, and manufacturing of Campbell’s Soup at Hand microwavable products was consolidated at the Maxton, North Carolina, plant in 2012.

•
The company streamlined its salaried workforce by approximately 510 positions around the world, including approximately 130 positions at its world headquarters in Camden, New Jersey. These actions were substantially completed in 2011. As part of this action, the company outsourced a larger portion of its U.S. retail merchandising activities to its retail sales agent, Acosta Sales and Marketing, and eliminated approximately 190 positions.

•	In connection with exiting the Russian market, the company eliminated approximately 50 positions. The exit process commenced in 2011 and was substantially completed in 2012.

In 2012, the company recorded a restructuring charge of $10 ($6 after tax or $.02 per share) related to the 2011 initiatives. Of the amount recorded in 2012, $3 related to discontinued operations. In the fourth quarter of 2011, the company recorded a restructuring charge of $63 ($41 after tax or $.12 per share). Of the amount recorded in 2011, $3 related to discontinued operations. A summary of the pre-tax charges and remaining costs associated with the initiatives is as follows:

	Total Program	Recognized as of October 27, 2013	Remaining Costs to be Recognized
Severance pay and benefits	$41	$(41)	$—
Asset impairment/accelerated depreciation	23	(23)	—
Other exit costs	10	(9)	1
Total	$74	$(73)	$1
Of the aggregate $74 of pre-tax costs, approximately $50 represents cash expenditures, the majority of which was spent in 2012. In addition, the company expects to invest approximately $40 in capital expenditures in connection with the actions, of which approximately $34 has been invested as of October 27, 2013.
A summary of the restructuring activity and related reserves associated with the 2011 initiatives at October 27, 2013 is as follows:

		Three Months Ended
		October 27, 2013
	Accrued Balance at		Cash	Foreign Currency Translation	Accrued Balance at
	July 28, 2013	Charges	Payments	Adjustment	October 27, 2013
Severance pay and benefits	$3	$—	$—	$—	$3
Other exit costs	1	—	—	—	1
	$4	$—	$—	$—	$4
A summary of restructuring charges incurred to date associated with each segment is as follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Corporate	Total
Severance pay and benefits	$10	$14	$11	$3	$1	$2	$41
Asset impairment/accelerated depreciation	20	—	3	—	—	—	23
Other exit costs	2	—	3	—	—	4	9
	$32	$14	$17	$3	$1	$6	$73
The company expects to incur additional pre-tax costs of approximately $1 in the U.S. Simple Meals segment. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.

9.	Earnings per Share
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. There were no antidilutive stock options for the three-month periods ended October 27, 2013 and October 28, 2012.

10.	Noncontrolling Interests
The company owns a 60% controlling interest in a joint venture formed with Swire Pacific Limited to support the development of the company’s business in China. The joint venture began operations on January 31, 2011. In August 2013, the company and joint venture partner contributed additional cash of $7 and $5, respectively. The noncontrolling interest’s share in the net loss was included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings.
The company owns a 70% controlling interest in a Malaysian food products manufacturing company. The noncontrolling interest’s share in the net earnings was included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings and was not material in the three-month periods ended October 27, 2013 or October 28, 2012.

The noncontrolling interests in these entities were included in Total equity in the Consolidated Balance Sheets and Consolidated Statements of Equity.

11.	Pension and Postretirement Benefits
The company sponsors certain defined benefit pension plans and postretirement benefit plans for employees. Components of benefit expense were as follows:

	Three Months Ended
	Pension		Postretirement
	October 27, 2013	October 28, 2012	October 27, 2013	October 28, 2012
Service cost	$11	$14	$1	$1
Interest cost	29	27	4	4
Expected return on plan assets	(45)	(44)	—	—
Recognized net actuarial loss	19	27	3	3
Net periodic benefit expense	$14	$24	$8	$8
A contribution of $35 was made to U.S. pension plans and contributions of $5 were made to non-U.S. pension plans during the three-month period ended October 27, 2013. Additional contributions to U.S. pension plans are not expected this year. Contributions to non-U.S. pension plans are expected to be approximately $13 during the remainder of the year.

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
Concentration of Credit Risk
The company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations.  To mitigate counterparty credit risk, the company only enters into contracts with carefully selected, leading, credit-worthy financial institutions, and distributes contracts among several financial institutions to reduce the concentration of credit risk. The company does not have credit-risk-related contingent features in its derivative instruments as of October 27, 2013. During 2013, the company's largest customer accounted for approximately 19% of consolidated net sales. The company closely monitors credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
The company is exposed to foreign currency exchange risk related to its international operations, including non-functional currency intercompany debt and net investments in subsidiaries. The company is also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. Principal currencies hedged include the Australian dollar, Canadian dollar, euro, Swedish krona, New Zealand dollar, British pound and Japanese yen. The company utilizes foreign exchange forward purchase and sale contracts, as well as cross-currency swaps, to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. The company hedges portions of its forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. To hedge currency exposures related to intercompany debt, foreign exchange forward purchase and sale contracts, as well as cross-currency swap contracts, are entered into for periods consistent with the underlying debt. As of October 27, 2013, cross-currency swap contracts mature between 1 and 33 months. The notional amount of foreign exchange forward and cross-currency swap contracts accounted for as cash-flow hedges was $47 at October 27, 2013 and $129 at July 28, 2013. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings on the same line item and the same period in which the underlying hedged transaction affects earnings. The notional amount of foreign exchange forward and cross-currency swap contracts that are not designated as accounting hedges was $951 and $895 at October 27, 2013 and July 28, 2013, respectively.
Interest Rate Risk
The company manages its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain its variable-to-total debt ratio within targeted guidelines. Receive fixed rate/

pay variable rate interest rate swaps are accounted for as fair-value hedges. The notional amount of outstanding fair-value interest rate swaps totaled $200 at July 28, 2013. These swaps matured in October 2013. The company manages its exposure to interest rate volatility on future debt issuances by entering into forward starting interest rate swaps to lock in the rate on the interest payments related to the forecasted debt issuances. Pay fixed rate/receive variable rate forward starting interest rate swaps are accounted for as cash-flow hedges. The notional amount of outstanding forward starting interest rate swaps totaled $250 at October 27, 2013 and at July 28, 2013.
Commodity Price Risk
The company principally uses a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. The company also enters into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of diesel fuel, soybean oil, wheat, aluminum, natural gas, cocoa and corn, which impact the cost of raw materials. Commodity futures, options, and swap contracts are either accounted for as cash-flow hedges or are not designated as accounting hedges. The company hedges a portion of commodity requirements for periods typically up to 18 months. There were no commodity contracts accounted for as cash-flow hedges as of October 27, 2013 or July 28, 2013. The notional amount of commodity contracts not designated as accounting hedges was $100 at October 27, 2013 and $105 at July 28, 2013.
Equity Price Risk
The company enters into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of the company’s capital stock, the total return of the Vanguard Institutional Index, and the total return of the Vanguard Total International Stock Index. Under these contracts, the company pays variable interest rates and receives from the counterparty either the total return on company capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index; or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index. These contracts were not designated as hedges for accounting purposes and are entered into for periods typically not exceeding 12 months. The notional amounts of the contracts as of October 27, 2013 and July 28, 2013 were $49 and $50, respectively.
The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of October 27, 2013 and July 28, 2013:

	Balance Sheet Classification	October 27, 2013	July 28, 2013
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$1	$2
Forward starting interest rate swaps	Other current assets	19	—
Interest rate swaps	Other current assets	—	1
Forward starting interest rate swaps	Other assets	—	23
Total derivatives designated as hedges		$20	$26
Derivatives not designated as hedges:
Commodity derivative contracts	Other current assets	$2	$2
Cross-currency swap contracts	Other current assets	2	—
Deferred compensation derivative contracts	Other current assets	2	2
Foreign exchange forward contracts	Other current assets	2	2
Cross-currency swap contracts	Other assets	1	—
Total derivatives not designated as hedges		$9	$6
Total asset derivatives		$29	$32

	Balance Sheet Classification	October 27, 2013	July 28, 2013
Liability Derivatives
Derivatives designated as hedges:
Cross-currency swap contracts	Accrued liabilities	$—	$22
Foreign exchange forward contracts	Accrued liabilities	1	2
Total derivatives designated as hedges		$1	$24
Derivatives not designated as hedges:
Commodity derivative contracts	Accrued liabilities	$4	$6
Cross-currency swap contracts	Accrued liabilities	—	1
Foreign exchange forward contracts	Accrued liabilities	18	4
Cross-currency swap contracts	Other liabilities	6	1
Total derivatives not designated as hedges		$28	$12
Total liability derivatives		$29	$36
The company has elected not to offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of October 27, 2013 and July 28, 2013 would be adjusted as detailed in the following table:

	October 27, 2013			July 28, 2013
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$29	$(13)	$16	$32	$(8)	$24

Total liability derivatives	$29	$(13)	$16	$36	$(8)	$28
The company has elected not to offset fair value amounts recognized for exchange-traded commodity derivative instruments and cash margin accounts executed with the same counterparty that are subject to enforceable netting agreements. The company is required to maintain cash margin accounts in connection with funding the settlement of open positions. At October 27, 2013 and July 28, 2013, cash margin account balances of $6 and $7, respectively, are included in Other current assets in the Consolidated Balance Sheets.
The following tables show the effect of the company’s derivative instruments designated as cash-flow hedges for the three-month periods ended October 27, 2013 and October 28, 2012, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:
Derivatives Designated as Cash-Flow Hedges

		Total Cash-Flow Hedge OCI Activity
Three Months Ended October 27, 2013, and October 28, 2012		2014	2013
OCI derivative gain (loss) at beginning of year		$8	$(16)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		1	—
Forward starting interest rate swaps		(4)	—
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	(1)	(1)
Forward starting interest rate swaps	Interest expense	1	1
OCI derivative gain (loss) at end of quarter		$5	$(16)

Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a loss of $1. The ineffective portion and amount excluded from effectiveness testing were not material.
The following table shows the effect of the company’s derivative instruments designated as fair-value hedges in the Consolidated Statements of Earnings:

		Amount of Gain (Loss) Recognized in Earnings on Derivatives		Amount of Gain (Loss) Recognized in Earnings on Hedged Item
Derivatives Designated as Fair-Value Hedges	Location of Gain (Loss) Recognized in Earnings	October 27, 2013	October 28, 2012	October 27, 2013	October 28, 2012
Three Months Ended
Interest rate swaps	Interest expense	$(1)	$(4)	$1	$4
The following table shows the effects of the company’s derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
		Three Months Ended
Derivatives not Designated as Hedges	Location of Gain (Loss) Recognized in Earnings	October 27, 2013	October 28, 2012
Foreign exchange forward contracts	Cost of products sold	$2	$—
Foreign exchange forward contracts	Other expenses/income	(14)	—
Cross-currency swap contracts	Other expenses/income	(3)	(8)
Commodity derivative contracts	Cost of products sold	(2)	—
Deferred compensation derivative contracts	Administrative expenses	(1)	2
Total		$(18)	$(6)

13.	Fair Value Measurements
Financial assets and liabilities are categorized based on the following fair value hierarchy:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs, which are valued based on the company's estimates of assumptions that market participants would use in pricing the asset or liability.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the company’s financial assets and liabilities that are measured at fair value on a recurring basis as of October 27, 2013, and July 28, 2013, consistent with the fair value hierarchy:

	Fair Value as of October 27, 2013	Fair Value Measurements at October 27, 2013 Using Fair Value Hierarchy			Fair Value as of July 28, 2013	Fair Value Measurements at July 28, 2013 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Interest rate swaps(1)	$—	$—	$—	$—	$1	$—	$1	$—
Forward starting interest rate swaps(1)	19	—	19	—	23	—	23	—
Foreign exchange forward contracts(2)	3	—	3	—	4	—	4	—
Cross-currency swap contracts(3)	3	—	3	—	—	—	—	—
Commodity derivative contracts(4)	2	2	—	—	2	2	—	—
Deferred compensation derivative contracts(5)	2	—	2	—	2	—	2	—
Total assets at fair value	$29	$2	$27	$—	$32	$2	$30	$—

	Fair Value as of October 27, 2013	Fair Value Measurements at October 27, 2013 Using Fair Value Hierarchy			Fair Value as of July 28, 2013	Fair Value Measurements at July 28, 2013 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange forward contracts(2)	$19	$—	$19	$—	$6	$—	$6	$—
Cross-currency swap contracts(3)	6	—	6	—	24	—	24	—
Commodity derivative contracts(4)	4	4	—	—	6	5	1	—
Deferred compensation obligation(6)	127	127	—	—	123	123	—	—
Total liabilities at fair value	$156	$131	$25	$—	$159	$128	$31	$—
___________________________________

(1)	Based on LIBOR swap rates.

(2)	Based on observable market transactions of spot currency rates and forward rates.

(3)	Based on observable local benchmarks for currency and interest rates.

(4)	Based on quoted futures exchanges and on observable prices of futures and options transactions in the marketplace.

(5)	Based on LIBOR and equity index swap rates.

(6)	Based on the fair value of the participants’ investments.

Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, excluding the current portion of long-term debt, approximate fair value. Cash equivalents of $4 at October 27, 2013 and at July 28, 2013 represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs. The fair value of long-term debt, including the current portion of long-term debt in Short-term borrowings, was $3,019 at October 27, 2013 and $3,299 at July 28, 2013. The carrying value was $2,959 at October 27, 2013 and $3,244 at July 28, 2013. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.

14.	Share Repurchases
In June 2011, the Board authorized the purchase of up to $1,000 of company stock. This program has no expiration date. The company suspended purchases under this program in July 2012. Approximately $750 remained available under this program as of October 27, 2013. The company also repurchases shares to offset the impact of dilution from shares issued under the company’s stock compensation plans. During the three-month period ended October 27, 2013, the company repurchased approximately 43 thousand shares at a cost of $2. During the three-month period ended October 28, 2012, the company repurchased 480 thousand shares at a cost of $17.

15.	Stock-based Compensation
The company provides compensation benefits by issuing unrestricted stock, restricted stock and restricted stock units (including time-lapse restricted stock units, EPS performance restricted stock units, total shareholder return (TSR) performance restricted stock units and strategic performance restricted stock units). In 2014, the company issued time-lapse restricted stock units, EPS performance restricted stock units, TSR performance restricted stock units and strategic performance restricted stock units. In previous years, the company also issued stock options and stock appreciation rights.
Total pre-tax stock-based compensation expense recognized in Earnings from continuing operations was $21 and $24 for the three-month periods ended October 27, 2013, and October 28, 2012, respectively. The pre-tax stock-based compensation expense recognized in Earnings from discontinued operations was $1 for the three-month period ended October 28, 2012. Tax-related benefits of $8 and $9 were also recognized for the three-month periods ended October 27, 2013, and October 28, 2012, respectively. Cash received from the exercise of stock options was $4 and $20 for the three-month periods ended October 27, 2013, and October 28, 2012, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
The following table summarizes stock option activity as of October 27, 2013:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)
Outstanding at July 28, 2013	1,101	$27.25
Granted	—	$—
Exercised	(133)	$26.75
Terminated	—	$—
Outstanding at October 27, 2013	968	$27.33	1.1	$15
Exercisable at October 27, 2013	968	$27.33	1.1	$15
The total intrinsic value of options exercised during the three-month periods ended October 27, 2013, and October 28, 2012, was $2 and $7, respectively. As of January 2009, compensation related to stock options was fully expensed. The company measured the fair value of stock options using the Black-Scholes option pricing model.

The following table summarizes time-lapse restricted stock units, EPS performance restricted stock units and strategic performance restricted stock units as of October 27, 2013:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 28, 2013	4,208	$34.05
Granted	1,615	$39.72
Vested	(2,525)	$33.18
Forfeited	(87)	$35.13
Nonvested at October 27, 2013	3,211	$37.56
The fair value of time-lapse restricted stock units, EPS performance restricted stock units, and strategic performance restricted stock units is determined based on the quoted price of the company’s stock at the date of grant. Time-lapse restricted stock units are expensed on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis. EPS performance restricted stock units are expensed on a graded-vesting basis, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis. There were approximately 251 thousand EPS performance target grants outstanding at October 27, 2013 with a weighted-average grant-date fair value of $37.49. Strategic performance restricted stock units are expensed on a straight-line basis over the service period. Awards of the strategic performance restricted stock units will be earned based upon the achievement of two key metrics, net sales and EPS growth, compared to strategic plan objectives during a two-year period for grants in 2013 and during a three-year period for grants in 2014. There were approximately 991 thousand strategic performance target grants outstanding at October 27, 2013 with a weighted-average grant-date fair value of $37.87. The actual number of EPS performance restricted stock units and strategic performance restricted stock units issued at the vesting date could range from 0% to 100% and 0% to 200%, respectively, of the initial grant, depending on actual performance achieved. Expense is estimated based on the number of awards expected to vest.
As of October 27, 2013, total remaining unearned compensation related to nonvested time-lapse restricted stock units, EPS performance restricted stock units and strategic performance restricted stock units was $81, which will be amortized over the weighted-average remaining service period of 1.9 years. The fair value of restricted stock units vested during the three-month periods ended October 27, 2013, and October 28, 2012, was $103 and $38, respectively. The weighted-average grant-date fair value of the restricted stock units granted during three-month period ended October 28, 2012 was $35.03.
The following table summarizes TSR performance restricted stock units as of October 27, 2013:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 28, 2013	1,458	$41.88
Granted	458	$36.26
Vested	—	$—
Forfeited	(931)	$43.08
Nonvested at October 27, 2013	985	$38.15
The company estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation. Assumptions used in the Monte Carlo simulation were as follows:

	2014	2013
Risk-free interest rate	0.60%	0.30%
Expected dividend yield	2.98%	3.26%
Expected volatility	15.76%	15.07%
Expected term	3 years	3 years
Compensation expense is recognized on a straight-line basis over the service period. As of October 27, 2013, total remaining unearned compensation related to TSR performance restricted stock units was $26, which will be amortized over the weighted-

average remaining service period of 2.4 years. In the first quarter of 2014, recipients of TSR performance restricted stock units earned 0% of the initial grants based upon the company’s TSR ranking in a performance peer group during a three-year period ended July 26, 2013. The grant-date fair value of the TSR performance restricted stock units granted during 2013 was $39.76.
The excess tax benefits on the exercise of stock options and vested restricted stock presented as cash flows from financing activities for the three-month periods ended October 27, 2013 and October 28, 2012 were $10 and $3, respectively.

16.	Inventories

	October 27, 2013	July 28, 2013
Raw materials, containers and supplies	$425	$364
Finished products	654	561
Total inventories	$1,079	$925

17.	Supplemental Cash Flow Information
Other cash used in operating activities for the three-month periods was comprised of the following:

	October 27, 2013	October 28, 2012
Benefit related payments	$(11)	$(10)
Other	(1)	(1)
	$(12)	$(11)

18.	Voluntary Product Recall
On November 8, 2013, the company voluntarily recalled a range of Plum products packaged in resealable pouches after discovering a manufacturing defect that may cause spoilage in some pouches. In the three-month period ended October 27, 2013, the company recognized costs of $16 ($11 after tax or $.03 per share) associated with the recall, including estimates for customer returns and consumer rebates, costs associated with returned product and the disposal and write-off of inventory.

Item 2.
CAMPBELL SOUP COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Description of the Company
Campbell Soup Company is a manufacturer and marketer of high-quality, branded convenience food products.
On August 8, 2013, the company completed the acquisition of Kelsen for $331 million. Kelsen is a producer of quality baked snacks that are sold in 85 countries around the world. Its primary brands include Kjeldsens and Royal Dansk. Kelsen has established distribution networks in markets in Asia, the U.S., Europe, the Middle East, South America and Africa.
On October 28, 2013, subsequent to the end of the first quarter, the company completed the sale of its European simple meals business to Soppa Investments S.à r.l., an affiliate of CVC Capital Partners. The transaction was completed pursuant to a sale and purchase agreement dated September 30, 2013, for approximately €400 million, or approximately $550 million, subject to certain post-closing adjustments. The company used the proceeds from the sale to pay down debt and for other general corporate purposes and expects the after-tax proceeds to be approximately $455 million. The company has reflected the results of the European simple meals business as discontinued operations in the Consolidated Statements of Earnings for all periods presented. The European simple meals business was historically included in the International Simple Meals and Beverages segment. The assets and liabilities of the European simple meals business have been reflected in assets and liabilities held for sale in the Consolidated Balance Sheets as of October 27, 2013 and July 28, 2013. See Note 4 to the Consolidated Financial Statements for additional information.
The company reports the results of operations in the following reportable segments: U.S. Simple Meals; Global Baking and Snacking; International Simple Meals and Beverages; U.S. Beverages; and Bolthouse and Foodservice.
Executive Summary
This Executive Summary provides significant highlights from the discussion and analysis that follows.

•
Net sales decreased 2% in the quarter ended October 27, 2013 to $2.165 billion. The Kelsen, Plum and Bolthouse Farms acquisitions contributed 4 points of growth. Volume and mix contributed 4 points of decline, primarily driven by performance in U.S. Simple Meals and U.S. Beverages. Movements in customer inventory levels contributed to the sales decline.

•
On November 8, 2013, the company voluntarily recalled a range of Plum products after discovering a manufacturing defect that may cause spoilage in some pouches. In the quarter ended October 27, 2013, the company recognized costs of $16 million ($11 million after tax or $.03 per share) associated with the recall.

•
Gross profit, as a percent of sales, decreased to 35.9% in the quarter ended October 27, 2013 from 37.2% in the year-ago quarter. The decline was primarily attributable to the impact of acquisitions, including the Plum product recall, and unfavorable mix, partly offset by lower restructuring-related costs in the current year.

•
Marketing and selling expenses increased 11% in the quarter ended October 27, 2013 to $261 million, primarily driven by higher advertising to support new product launches and the Bolthouse Farms brand, and the impact of acquisitions.

•
Earnings per share from continuing operations for the quarter ended October 27, 2013 were $.57, compared to $.73 in the year-ago quarter. The current and year-ago quarter included expenses of $.09 and $.11 per share, respectively, from items impacting comparability as discussed below.

Earnings from continuing operations attributable to Campbell Soup Company
The following items impacted the comparability of earnings and earnings per share:

•
In the quarter ended October 27, 2013, the company streamlined its salaried workforce in North America and in the Asia Pacific region. The company recorded a pre-tax restructuring charge of $20 million ($13 million after tax or $.04 per share) associated with the initiative;

•
In the quarter ended October 27, 2013, the company recorded an unrealized loss of $9 million ($6 million after tax or $.02 per share) on foreign exchange forward contracts used to hedge the proceeds from the sale of the European simple meals business. In addition, the company recorded tax expense of $7 million ($.02 per share) associated with the sale of the business;

•
In 2013, the company implemented several initiatives to improve its U.S. supply chain cost structure and increase asset utilization across its U.S. thermal plant network; expand access to manufacturing and distribution capabilities in Mexico; improve its Pepperidge Farm bakery supply chain cost structure; and reduce overhead costs in North America. In the quarter ended October 27, 2013, the company recorded a pre-tax restructuring charge of $1 million and restructuring-

related costs of $2 million in Cost of products sold (aggregate impact of $2 million after tax or $.01 per share) related to the initiatives. In the quarter ended October 28, 2012, the company recorded a pre-tax restructuring charge of $22 million and restructuring-related costs of $21 million in Cost of products sold (aggregate impact of $27 million after tax or $.09 per share); and

•	In the quarter ended October 28, 2012, the company incurred transaction costs of $10 million ($7 million after tax or $.02 per share) associated with the acquisition of Bolthouse Farms.
The items impacting comparability of earnings from continuing operations are summarized below:

	Three Months Ended
	October 27, 2013		October 28, 2012
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations attributable to Campbell Soup Company	$181	$.57	$232	$.73

Restructuring charges and related costs	$(15)	$(.05)	$(27)	$(.09)
Unrealized loss on foreign exchange forward contracts	(6)	(.02)	—	—
Tax expense associated with sale of business	(7)	(.02)	—	—
Acquisition transaction costs	—	—	(7)	(.02)
Impact of items on earnings from continuing operations	$(28)	$(.09)	$(34)	$(.11)
Earnings from continuing operations were $181 million in the quarter ended October 27, 2013, compared to $232 million in the year-ago quarter. After adjusting for items impacting comparability, earnings decreased primarily due to the decline in gross margin percentage, including the impact of the Plum recall, and an increase in advertising expense.
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
The company also owns a 70% controlling interest in a Malaysian food products manufacturing company. The noncontrolling interest’s share in the net earnings was included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings and was not material in the current or year-ago quarter.
DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Three Months Ended
(Millions)	October 27, 2013	October 28, 2012	% Change
U.S. Simple Meals	$860	$896	(4)%
Global Baking and Snacking	609	574	6
International Simple Meals and Beverages	193	223	(13)
U.S. Beverages	173	189	(8)
Bolthouse and Foodservice	330	323	2
	$2,165	$2,205	(2)%

An analysis of percent change of net sales by reportable segment follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Total(3)
Volume and Mix	(6)%	—%	(3)%	(9)%	(2)%	(4)%
Price and Sales Allowances	2	2	(2)	(1)	—	1
(Increased)/Decreased Promotional Spending(1)	(2)	(2)	(2)	2	—	(1)
Currency	—	(3)	(5)	—	—	(1)
Net Accounting(2)	—	—	(1)	—	—	—
Acquisitions	2	9	—	—	4	4
	(4)%	6%	(13)%	(8)%	2%	(2)%
__________________________________________

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

(2)
In 2014, revenue in Mexico is presented on a net accounting basis in connection with a new business model under which the cost of certain services provided by the company's suppliers is netted against revenue.

(3)	Sum of the individual amounts does not add due to rounding.
In U.S. Simple Meals, sales decreased 4%. U.S. Soup sales decreased 6% compared to the year-ago quarter. Across the U.S. Soup portfolio, sales were negatively impacted by movements in retailer inventory levels, which in aggregate reduced sales by approximately 4%. Sales were also negatively impacted by shifts in marketing and trade programs. Further details of U.S. Soup include:

•	Sales of Campbell’s condensed soups decreased 7%, with declines in both eating and cooking varieties.

•	Sales of ready-to-serve soups decreased 11%, primarily due to declines in canned and microwaveable soup varieties.

•	Broth sales increased 3%, primarily driven by double-digit volume gains in aseptic broth, partly offset by declines in canned broth.
U.S. Sauces sales increased 4% driven by the acquisition of Plum. Excluding the acquisition, sales declined 4%. Declines in gravy products, Pace Mexican sauces and Campbell's canned pasta were partially offset by the introduction in 2014 of Campbell's Slow Cooker Sauces and gains in Prego pasta sauces, which benefited from the launch of Alfredo sauces.
In Global Baking and Snacking, sales increased 6%. The acquisition of Kelsen contributed $52 million in sales, or 9%. Pepperidge Farm sales increased due to growth in fresh bakery products and crackers. In fresh bakery, sales increased due to volume gains in bread and rolls, which benefited from increased shelf space at retail outlets resulting from the temporary withdrawal of a competitor's products, partly offset by a decline in stuffing. Sales of Pepperidge Farm crackers increased due to strong gains in Goldfish snack crackers, partly offset by declines in adult varieties. In Arnott's, sales decreased primarily due to the negative impact of currency and sales declines in Australia, partially offset by strong gains in Indonesia. The company also increased trade spending to remain competitive in Australia.
In International Simple Meals and Beverages, sales decreased 13%. Sales in Canada decreased due to declines in soup and beverages, and the negative impact of currency. Sales in Canada were negatively impacted by increased promotional spending related to the launch of new soup products. In Latin America, sales declined due to lower selling prices, and the impact of presenting revenue on a net basis. In the Asia Pacific region, sales decreased primarily due to the negative impact of currency and declines in Australia, primarily in soup.
In U.S. Beverages, sales decreased 8% primarily due to declines in V8 V-Fusion beverages. Sales of V8 vegetable juice and V8 Splash beverages also declined. U.S. Beverages continues to be under pressure from category weakness in shelf-stable juices, as well as from competition from specialty beverages and packaged fresh juices.
In Bolthouse and Foodservice, sales increased 2%. Bolthouse was acquired one week into the quarter a year ago. The additional week of Bolthouse sales added 4%. North America Foodservice sales declined, primarily due to volume declines in frozen soup, reflecting the loss of a major restaurant customer. Excluding the additional week in 2014, Bolthouse sales were comparable to year ago, as sales growth in premium refrigerated beverages and salad dressings was offset by declines in juice concentrates.

Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased by $44 million in the quarter ended October 27, 2013. As a percent of sales, gross profit decreased from 37.2% in the year-ago quarter to 35.9% in the current quarter. The 1.3-percentage-point decrease in gross margin percentage in the quarter ended October 27, 2013 was due to the following factors:

Margin Impact
Cost inflation and other factors	(1.8)%
Impact of acquisitions (including Plum recall)	(1.5)
Higher level of promotional spending	(1.0)
Mix	(0.6)
Productivity improvements	1.8
Restructuring-related costs	0.9
Higher selling prices	0.9
(1.3)%
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 12.1% in the quarter ended October 27, 2013 and 10.7% in the year-ago quarter. Marketing and selling expenses were $261 million in the current quarter, compared to $236 million in the year-ago quarter, an increase of 11%. The increase was primarily driven by higher advertising (approximately 7 percentage points) to support new product launches primarily in U.S. Simple Meals and to support the Bolthouse Farms brand; the impact of the acquisitions (approximately 3 percentage points); and higher selling expenses (approximately 2 percentage points), partially offset by the impact of currency (approximately 1 percentage point).
Administrative Expenses
Administrative expenses as a percent of sales were 6.8% in the quarter ended October 27, 2013 and 7.0% in the year-ago quarter. Administrative expenses decreased by 5% in the current quarter from the year-ago quarter, primarily due to lower compensation and benefit costs, including pension expense (approximately 6 percentage points); the impact of currency (approximately 1 percentage point); and lower general administrative costs and inflation (approximately 1 percentage point), partially offset by the impact of acquisitions (approximately 3 percentage points).
Operating Earnings
Segment operating earnings decreased 21% in the quarter ended October 27, 2013 from the year-ago quarter.
An analysis of operating earnings by segment follows:

	Three Months Ended
(Millions)	October 27, 2013	October 28, 2012	% Change
U.S. Simple Meals	$211	$274	(23)%
Global Baking and Snacking	78	85	(8)
International Simple Meals and Beverages	20	33	(39)
U.S. Beverages	24	30	(20)
Bolthouse and Foodservice	29	34	(15)
	362	456	(21)%
Unallocated corporate expenses	(36)	(66)
Restructuring charges(1)	(21)	(22)
Earnings before interest and taxes	$305	$368
__________________________________________

(1)	See Note 8 to the Consolidated Financial Statements for additional information on restructuring charges.
Earnings from U.S. Simple Meals decreased 23%. The decrease was primarily due to lower volumes, higher advertising expenses and expenses related to the Plum product recall, partially offset by productivity improvements and net price realization in soup.

Earnings from Global Baking and Snacking decreased 8%. Operating earnings decreased primarily due to cost inflation, partly offset by net price realization. The operating earnings decline reflects lower earnings in Arnott’s and the unfavorable impact of currency, partly offset by gains in Pepperidge Farm.
Earnings from International Simple Meals and Beverages decreased 39%. The decrease in operating earnings was primarily due to lower volumes, lower selling prices and increased promotional spending.
Earnings from U.S. Beverages decreased 20%, primarily due to lower volumes.
Earnings from Bolthouse and Foodservice decreased 15%. The decrease was primarily due to cost inflation and increased advertising for the Bolthouse Farms brand, partially offset by earnings associated with the additional week of Bolthouse sales in the quarter ended October 27, 2013.
Unallocated corporate expenses included restructuring-related costs of $2 million in the quarter ended October 27, 2013 and $21 million in the year-ago quarter. The current quarter included a $9 million unrealized loss on foreign exchange forward contracts related to the sale of the European simple meals business. The prior-year quarter included $10 million of transaction costs associated with the Bolthouse Farms acquisition. The remaining decline in the current quarter was primarily due to gains on foreign exchange transactions and open commodity hedges.
Interest Expense
Interest expense decreased to $31 million in the quarter ended October 27, 2013 from $36 million in the year-ago quarter, reflecting lower interest rates, partially offset by interest costs associated with the Kelsen and Plum acquisitions.
Taxes on Earnings
The effective tax rate was 34.5% in the quarter ended October 27, 2013, compared to 31.3% in the year-ago quarter. In 2014, the company recognized tax expense of $7 million associated with the anticipated sale of the European simple meals business. The remaining increase in the effective rate in 2014 was primarily due to the favorable settlement of a U.S. state tax matter in 2013.
Restructuring Charges
2014 Initiative
In the first quarter of 2014, the company streamlined its salaried workforce in North America and in the Asia Pacific region. Approximately 200 positions were eliminated. The actions were substantially completed in October 2013. The company recorded a restructuring charge of $20 million ($13 million after tax or $.04 per share) associated with the 2014 initiative for severance and benefit costs. The company does not expect any additional charges.
The company expects the total pre-tax costs of the 2014 initiative to represent cash expenditures, the majority of which will be spent in 2014. The cash outflows related to this initiative are not expected to have a material adverse impact on the company's liquidity.
The initiative is expected to generate annual ongoing pre-tax savings of approximately $40 million beginning in 2015, with 2014 savings of approximately $26 million.
The total pre-tax costs of $20 million associated with each segment are as follows: U.S. Simple Meals - $5 million; Global Baking and Snacking - $9 million; International Simple Meals and Beverages - $3 million; U.S. Beverages - $1 million; Bolthouse and Foodservice - $1 million; and Corporate - $1 million. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.
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

•
In Mexico, the company entered into commercial arrangements with third-party providers to expand access to manufacturing and distribution capabilities. The third-party providers will produce and distribute the company's beverages, soups, broths and sauces throughout the Mexican market. As a result of these agreements, the company announced that it would close its plant in Villagrán, Mexico and eliminate approximately 260 positions. In the first quarter of 2014, operations at the plant ceased and the positions were eliminated.

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
In the three-month period ended October 27, 2013, the company recorded a restructuring charge of $1 million related to the 2013 initiatives. In addition, approximately $2 million of costs related to the 2013 initiatives were recorded this quarter in Cost of products sold, representing other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in this quarter was $2 million, or $.01 per share. In 2013, the company recorded a restructuring charge of $51 million. In addition, approximately $91 million of costs related to these initiatives were recorded in 2013 in Cost of products sold, representing accelerated depreciation and other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in 2013 was $90 million, or $.28 per share. Of the amounts recorded in 2013, $22 million of restructuring charges were recorded in the first quarter, and approximately $21 million of costs related to these initiatives were recorded in the first quarter in Cost of products sold, representing accelerated depreciation and other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in the first quarter of 2013 was $27 million, or $.09 per share. A summary of the pre-tax costs and remaining costs associated with the initiatives is as follows:

(Millions)	Total Program	Recognized as of October 27, 2013	Remaining Costs to be Recognized
Severance pay and benefits	$36	$(36)	$—
Accelerated depreciation/asset impairment	99	(99)	—
Other exit costs	15	(10)	5
Total	$150	$(145)	$5
Of the aggregate $150 million of pre-tax costs, the company expects approximately $47 million will be cash expenditures. In addition, the company expects to invest approximately $31 million in capital expenditures, primarily to relocate and refurbish a beverage filling and packaging line, and relocate bread production, of which approximately $20 million has been invested as of October 27, 2013. The outstanding aspects of these restructuring initiatives are expected to be completed in 2014. The remaining cash outflows related to these restructuring initiatives are not expected to have a material adverse impact on the company’s liquidity.
The initiatives included in this program, once fully implemented, are expected to generate annual ongoing pre-tax savings of approximately $40 million beginning in 2015, with 2014 savings of approximately $30 million.
The total pre-tax costs of $150 million associated with segments are expected to be as follows: U.S. Simple Meals - $92 million; Global Baking and Snacking - $16 million; International Simple Meals and Beverages - $9 million; U.S. Beverages - $31 million; and Bolthouse and Foodservice - $2 million. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.
2011 Initiatives
In the fourth quarter of 2011, the company announced a series of initiatives to improve supply chain efficiency and reduce overhead costs across the organization to help fund plans to drive the growth of the business. The company also announced its exit from the Russian market. Details of the 2011 initiatives include:

•
In Australia, the company is investing in a new system to automate packing operations at its biscuit plant in Virginia. This investment continued through the first quarter of 2014 and will result in the elimination of approximately 190 positions, which is expected to occur by December 2013. The company expects to continue investing in the new system through the third quarter of 2014. Further, the company improved asset utilization in the U.S. by shifting production of ready-to-serve soups from Paris, Texas, to other facilities in 2012. In addition, the manufacturing facility in Marshall, Michigan, was closed in 2011, and manufacturing of Campbell’s Soup at Hand microwavable products was consolidated at the Maxton, North Carolina, plant in 2012.

•
The company streamlined its salaried workforce by approximately 510 positions around the world, including approximately 130 positions at its world headquarters in Camden, New Jersey. These actions were substantially completed in 2011. As part of this action, the company outsourced a larger portion of its U.S. retail merchandising activities to its retail sales agent, Acosta Sales and Marketing, and eliminated approximately 190 positions.

•	In connection with exiting the Russian market, the company eliminated approximately 50 positions. The exit process commenced in 2011 and was substantially completed in 2012.
In 2012, the company recorded a restructuring charge of $10 million ($6 million after tax or $.02 per share) related to the 2011 initiatives. Of the amount recorded in 2012, $3 million related to discontinued operations. In the fourth quarter of 2011, the company recorded a restructuring charge of $63 million ($41 million after tax or $.12 per share). Of the amount recorded in 2011, $3 million related to discontinued operations. A summary of the pre-tax charges and remaining costs associated with the initiatives is as follows:

(Millions)	Total Program	Recognized as of October 27, 2013	Remaining Costs to be Recognized
Severance pay and benefits	$41	$(41)	$—
Asset impairment/accelerated depreciation	23	(23)	—
Other exit costs	10	(9)	1
Total	$74	$(73)	$1
Of the aggregate $74 million of pre-tax costs, approximately $50 million represents cash expenditures, the majority of which was spent in 2012. In addition, the company expects to invest approximately $40 million in capital expenditures in connection with the actions, of which approximately $34 million has been invested as of October 27, 2013. The remaining cash outflows related to these programs are not expected to have a material adverse impact on the company’s liquidity.
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
See Note 8 to the Consolidated Financial Statements for additional information.
Discontinued Operations
On October 28, 2013, subsequent to the end of the first quarter, the company completed the sale of its European simple meals business to Soppa Investments S.à r.l., an affiliate of CVC Capital Partners. The transaction was completed pursuant to a sale and purchase agreement dated September 30, 2013, for approximately €400 million, or approximately $550 million, subject to certain post-closing adjustments. The company used the proceeds from the sale to pay down debt and for other general corporate purposes and expects the after-tax proceeds to be approximately $455 million.
The company has reflected the results of the European simple meals business as discontinued operations in the Consolidated Statements of Earnings for all periods presented. The business was historically included in the International Simple Meals and Beverages segment.
Results of discontinued operations were as follows:

(Millions)	October 27, 2013	October 28, 2012
Net sales	$137	$131

Earnings before taxes	$9	$17
Taxes on earnings	18	4
Earnings (loss) from discontinued operations	$(9)	$13
In the quarter ended October 27, 2013, earnings before taxes included approximately $6 million of costs associated with the sale of the business. Taxes on earnings included incremental expense of $14 million representing taxes on the difference between the book value and tax basis of the business as a result of a reorganization of the capital and ownership structure that occurred during the first quarter of 2014. See also Note 4 to the Consolidated Financial Statements for additional information.

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
The company generated cash from operations of $38 million in the quarter ended October 27, 2013, compared to $81 million in the year-ago quarter. The decrease was primarily due to lower earnings in the current quarter, partially offset by lower pension contributions.
Capital expenditures were $52 million in the quarter ended October 27, 2013 compared to $41 million in the year-ago quarter. To date, capital expenditures in 2014 included capacity expansion at Pepperidge Farm (approximately $8 million), the refurbishment of a beverage filling and packaging line for the U.S. Beverages business (approximately $6 million), continued enhancement of the company's corporate headquarters (approximately $2 million), the packing automation and capacity expansion projects at one of the company’s Australian biscuit plants (approximately $2 million), the ongoing initiative to simplify the soup-making process in North America (also known as the soup common platform initiative) (approximately $2 million), an advanced planning system in North America (approximately $1 million), and a soup capacity expansion project for the North America Foodservice business (approximately $1 million). Capital expenditures are expected to total approximately $350 million in 2014.
Dividend payments were $97 million in the three-month period ended October 27, 2013 and $92 million in the three-month period ended October 28, 2012.
The company repurchased approximately 43 thousand shares at a cost of $2 million during the three-month period ended October 27, 2013 and approximately 480 thousand shares at a cost of $17 million during the three-month period ended October 28, 2012. In June 2011, the company's Board of Directors authorized the purchase of up to $1 billion of company stock. Approximately $750 million remained available to repurchase shares under the company's June 2011 repurchase program as of October 27, 2013. This program has no expiration date. The company suspended purchases under this program in July 2012. In addition to the June 2011 publicly announced share repurchase program, the company also purchased shares to offset the impact of dilution from shares issued under the company’s stock compensation plans. See “Unregistered Sales of Equity Securities and Use of Proceeds” for more information.
At October 27, 2013, the company had $2.585 billion of short-term borrowings due within one year, of which $1.811 billion was comprised of commercial paper borrowings, and $44 million of standby letters of credit issued on behalf of the company. The company has committed revolving credit facilities totaling $2.0 billion, comprised of a $500 million facility and a $1.5 billion facility, both maturing in September 2016. These facilities remained unused at October 27, 2013, except for $3 million of standby letters of credit issued on behalf of the company. These revolving credit agreements support the company’s commercial paper programs and other general corporate purposes. The company may also increase the commitments under the credit facilities up to an additional $1 billion, upon the agreement of either existing lenders or of additional banks not currently parties to the existing credit agreements.
On October 28, 2013, subsequent to the end of the first quarter, the company completed the sale of its European simple meals business to Soppa Investments S.à r.l., an affiliate of CVC Capital Partners. The transaction was completed pursuant to a sale and purchase agreement dated September 30, 2013, for approximately €400 million, or approximately $550 million, subject to certain post-closing adjustments. The company used the proceeds from the sale to pay down debt and for other general corporate purposes and expects the after-tax proceeds to be approximately $455 million.
In November 2011, the company filed a registration statement with the Securities and Exchange Commission that registered an indeterminate amount of debt securities. Under the registration statement, the company may issue debt securities, depending on market conditions.
The company is in compliance with the covenants contained in its revolving credit facilities and debt securities.
SIGNIFICANT ACCOUNTING ESTIMATES
The consolidated financial statements of the company are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. The significant accounting policies of the company are described in Note 1 to the Consolidated Financial Statements in the 2013 Annual Report on Form 10-K. The significant accounting estimates are described in Management’s Discussion and Analysis included in the 2013 Annual Report on Form 10-K. The impact of new accounting standards is discussed in Note 2 to the Consolidated Financial Statements.

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
The company wishes to caution the reader that the following important factors and those important factors described in other Securities and Exchange Commission filings of the company, or in the company’s 2013 Annual Report on Form 10-K, could affect the company’s actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, the company:

•	the impact of strong competitive response to the company’s efforts to leverage its brand power with product innovation, promotional programs and new advertising;

•	the impact of changes in consumer demand for the company’s products, as well as the impact of consumer response to the company's marketing and promotional programs;

•	the risks in the marketplace associated with trade and consumer acceptance of product improvements, shelving initiatives, new products, and pricing and promotional strategies;

•
the company’s ability to achieve sales and earnings guidance, which is based on assumptions about sales volume, product mix, the development and success of new products, the impact of marketing, promotional and pricing actions, product costs and currency;

•	the company’s ability to realize projected cost savings and benefits, including restructuring initiatives;

•	the company’s ability to successfully manage changes to its business processes, including selling, distribution, manufacturing and information management systems;

•	the practices and increased significance of certain of the company’s key customers;

•	the impact of new or changing inventory management practices by the company’s customers;

•	the impact of fluctuations in the supply of and inflation in energy, raw and packaging materials cost;

•	the impact associated with completing and integrating acquisitions, divestitures and other portfolio changes;

•	the uncertainties of litigation described from time to time in the company’s Securities and Exchange Commission filings;

•	the impact of changes in currency exchange rates, tax rates, interest rates, debt and equity markets, inflation rates, economic conditions and other external factors; and

•	the impact of unforeseen business disruptions in one or more of the company’s markets due to political instability, civil disobedience, armed hostilities, natural disasters or other calamities.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding the company’s exposure to certain market risk, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the 2013 Annual Report on Form 10-K. There have been no significant changes in the company’s portfolio of financial instruments or market risk exposures from the 2013 year-end.

Item 4. CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures
The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer and Chief Administrative Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 27, 2013 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer and Chief Administrative Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective.

b.	Changes in Internal Controls
There were no changes in the company’s internal control over financial reporting that materially affected, or were likely to materially affect, such control over financial reporting during the quarter ended October 27, 2013.
PART II
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions) (3)
7/29/13-8/31/13	—	—	—	$750
9/1/13-9/30/13	43,040	$41.56	—	$750
10/1/13-10/27/13	—	—	—	$750
Total	43,040	$41.56	—	$750
____________________________________

(1)	Represents shares repurchased in open-market transactions for issuances under the company's stock compensation plans to certain non-U.S. employees.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)
During the quarter, the company had a publicly announced strategic share repurchase program. Under this program, which was announced on June 23, 2011, the company's Board of Directors authorized the purchase of up to $1 billion of company stock. The program has no expiration date, although the company suspended purchases under the program in July 2012. The company expects to continue its longstanding practice, under separate authorization, of purchasing shares sufficient to offset shares issued under incentive compensation plans.

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

Date: December 5, 2013

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