Form 10-Q
period 2014-01-26
CAMPBELL SOUP CO
filed 2014-03-06
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
_____________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 26, 2014	Commission File Number 1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.

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

There were 313,746,650 shares of capital stock outstanding as of February 27, 2014.

PART I

ITEM 1. FINANCIAL INFORMATION
CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Six Months Ended
	January 26, 2014	January 27, 2013	January 26, 2014	January 27, 2013
Net sales	$2,281	$2,162	$4,446	$4,367
Costs and expenses
Cost of products sold	1,467	1,400	2,855	2,784
Marketing and selling expenses	268	275	529	511
Administrative expenses	142	163	290	318
Research and development expenses	27	32	58	59
Other expenses / (income)	3	7	14	20
Restructuring charges	13	8	34	30
Total costs and expenses	1,920	1,885	3,780	3,722
Earnings before interest and taxes	361	277	666	645
Interest expense	29	33	60	69
Interest income	—	2	1	5
Earnings before taxes	332	246	607	581
Taxes on earnings	104	78	199	183
Earnings from continuing operations	228	168	408	398
Earnings from discontinued operations	90	19	81	32
Net earnings	318	187	489	430
Less: Net earnings (loss) attributable to noncontrolling interests	(7)	(3)	(8)	(5)
Net earnings attributable to Campbell Soup Company	$325	$190	497	$435
Per Share — Basic
Earnings from continuing operations attributable to Campbell Soup Company	$.75	$.54	$1.32	$1.28
Earnings from discontinued operations	.29	.06	0.26	.10
Net earnings attributable to Campbell Soup Company	$1.04	$.61	$1.58	$1.39
Dividends	$.312	$.58	$.624	$.87
Weighted average shares outstanding — basic	314	314	314	314
Per Share — Assuming Dilution
Earnings from continuing operations attributable to Campbell Soup Company	$.74	$.54	$1.32	$1.28
Earnings from discontinued operations	.28	.06	0.26	0.10
Net earnings attributable to Campbell Soup Company	$1.03	$.60	$1.57	$1.38
Weighted average shares outstanding — assuming dilution	316	316	316	316
The sum of the individual per share amounts may not add due to rounding.
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(unaudited)
(millions)

	Three Months Ended
	January 26, 2014			January 27, 2013
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$318			$187
Other comprehensive income (loss):
Foreign currency translation adjustments	$(117)	$1	(116)	$26	$(4)	22
Reclassification of currency translation adjustments realized upon disposal of business	(22)	3	(19)	—	—	—
Cash-flow hedges:
Unrealized gains (losses) arising during the period	4	(1)	3	4	(2)	2
Reclassification adjustment for (gains) losses included in net earnings	—	—	—	1	—	1
Pension and other postretirement benefits:
Net actuarial gain (loss) arising during the period	8	(2)	6	—	—	—
Reclassification of prior service credit included in net earnings	(1)	—	(1)	(2)	—	(2)
Reclassification of net actuarial loss included in net earnings	25	(8)	17	32	(10)	22
Other comprehensive income (loss)	$(103)	$(7)	(110)	$61	$(16)	45
Total comprehensive income (loss)			$208			$232
Total comprehensive income (loss) attributable to noncontrolling interests			(7)			(3)
Total comprehensive income (loss) attributable to Campbell Soup Company			$215			$235

	Six Months Ended
	January 26, 2014			January 27, 2013
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$489			$430
Other comprehensive income (loss):
Foreign currency translation adjustments	$(69)	$(1)	(70)	$38	$(4)	34
Reclassification of currency translation adjustments realized upon disposal of business	(22)	3	(19)	—	—	—
Cash-flow hedges:
Unrealized gains (losses) arising during period	1	—	1	4	(2)	2
Reclassification adjustment for (gains) losses included in net earnings	—	—	—	1	—	1
Pension and other postretirement benefits:
Net actuarial gain (loss) arising during the period	8	(2)	6	—	—	—
Reclassification of prior service credit included in net earnings	(1)	—	(1)	(2)	—	(2)
Reclassification of net actuarial loss included in net earnings	47	(16)	31	62	(21)	41
Other comprehensive income (loss)	$(36)	$(16)	(52)	$103	$(27)	76
Total comprehensive income (loss)			$437			$506
Total comprehensive income (loss) attributable to noncontrolling interests			(9)			(5)
Total comprehensive income (loss) attributable to Campbell Soup Company			$446			$511
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	January 26, 2014	July 28, 2013
Current assets
Cash and cash equivalents	$293	$333
Accounts receivable, net	783	635
Inventories	891	925
Other current assets	207	135
Current assets of discontinued operations held for sale	—	193
Total current assets	2,174	2,221
Plant assets, net of depreciation	2,241	2,260
Goodwill	2,381	2,297
Other intangible assets, net of amortization	1,188	1,021
Other assets	135	131
Non-current assets of discontinued operations held for sale	—	393
Total assets	$8,119	$8,323
Current liabilities
Short-term borrowings	$1,958	$1,909
Payable to suppliers and others	528	523
Accrued liabilities	592	617
Dividend payable	101	100
Accrued income taxes	10	19
Current liabilities of discontinued operations held for sale	—	114
Total current liabilities	3,189	3,282
Long-term debt	2,247	2,544
Deferred taxes	555	489
Other liabilities	729	776
Non-current liabilities of discontinued operations held for sale	—	22
Total liabilities	6,720	7,113
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	315	362
Earnings retained in the business	2,073	1,772
Capital stock in treasury, at cost	(374)	(364)
Accumulated other comprehensive loss	(616)	(565)
Total Campbell Soup Company shareholders' equity	1,410	1,217
Noncontrolling interests	(11)	(7)
Total equity	1,399	1,210
Total liabilities and equity	$8,119	$8,323
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Six Months Ended
	January 26, 2014	January 27, 2013
Cash flows from operating activities:
Net earnings	$489	$430
Adjustments to reconcile net earnings to operating cash flow
Restructuring charges	34	30
Stock-based compensation	37	51
Depreciation and amortization	148	219
Deferred income taxes	13	(13)
Gain on sale of business	(141)	—
Other, net	44	74
Changes in working capital
Accounts receivable	(177)	(158)
Inventories	65	(46)
Prepaid assets	(17)	2
Accounts payable and accrued liabilities	(42)	5
Pension fund contributions	(44)	(78)
Receipts from (payments of) hedging activities	(22)	2
Other	(24)	(19)
Net cash provided by operating activities	363	499
Cash flows from investing activities:
Purchases of plant assets	(127)	(110)
Sale of plant assets	20	3
Businesses acquired, net of cash acquired	(329)	(1,567)
Sale of business, net of cash divested	534	—
Other, net	(1)	(11)
Net cash provided by (used in) investing activities	97	(1,685)
Cash flows from financing activities:
Net short-term borrowings (repayments)	(4)	796
Long-term borrowings	—	1,250
Repayments of notes payable	(300)	(400)
Dividends paid	(195)	(366)
Treasury stock purchases	(76)	(63)
Treasury stock issuances	7	50
Excess tax benefits on stock-based compensation	10	5
Contribution from noncontrolling interest	5	—
Other, net	—	(15)
Net cash provided by (used in) financing activities	(553)	1,257
Effect of exchange rate changes on cash	(15)	4
Net change in cash and cash equivalents	(108)	75
Cash and cash equivalents continuing operations — beginning of period	333	335
Cash and cash equivalents discontinued operations — beginning of period	68	—
Cash and cash equivalents discontinued operations — end of period	—	—
Cash and cash equivalents continuing operations — end of period	$293	$410
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at July 29, 2012	542	$20	(230)	$(8,259)	$329	$9,584	$(776)	$—	$898
Net earnings (loss)						435		(5)	430
Other comprehensive income (loss)							76	—	76
Dividends ($.87 per share)						(279)			(279)
Treasury stock purchased			(2)	(63)					(63)
Treasury stock retired	(219)	(8)	219	7,907		(7,899)			—
Treasury stock issued under management incentive and stock option plans			3	91	2				93
Balance at January 27, 2013	323	$12	(10)	$(324)	$331	$1,841	$(700)	$(5)	$1,155
Balance at July 28, 2013	323	$12	(11)	$(364)	$362	$1,772	$(565)	$(7)	$1,210
Contribution from noncontrolling interest								5	5
Net earnings (loss)						497		(8)	489
Other comprehensive income (loss)							(51)	(1)	(52)
Dividends ($.624 per share)						(196)			(196)
Treasury stock purchased			(2)	(76)					(76)
Treasury stock issued under management incentive and stock option plans			2	66	(47)				19
Balance at January 26, 2014	323	$12	(11)	$(374)	$315	$2,073	$(616)	$(11)	$1,399
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
The acquisition of Kelsen contributed $92 to Net sales and resulted in an increase in Net earnings of $11 for the three-month period ended January 26, 2014. The acquisition also contributed $144 to Net sales and resulted in an increase in Net earnings of $11 from August 8, 2013 to January 26, 2014.
On June 13, 2013, the company completed the acquisition of Plum, PBC (formerly Plum Inc.) for $249.
The acquisition of Plum contributed $17 to Net sales and resulted in Net earnings of $1 for the three-month period ended January 26, 2014. The acquisition also contributed $32 to Net sales and resulted in a Net Loss of $12 for the six-month period ended January 26, 2014. The Net loss for the six-month period ended January 26, 2014 included $11 of after-tax costs incurred from a voluntary product recall (see Note 18 for additional details).
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
The purchase price allocations are preliminary and are subject to the finalization of tax balances for both Kelsen and Plum.
The identifiable intangible assets of Kelsen consist of $147 in non-amortizable trademarks, $4 in amortizable trademarks to be amortized over 10 years, and $22 in customer relationships to be amortized over 10 to 15 years. The identifiable intangible assets of Plum consist of $115 in non-amortizable trademarks and $18 in customer relationships to be amortized over 15 years.
On August 6, 2012, the company completed the acquisition of BF Bolthouse Holdco LLC (Bolthouse Farms) from a fund managed by Madison Dearborn Partners, LLC, a private equity firm, for $1,550 in cash, subject to customary purchase price adjustments. On August 6, 2012, the preliminary purchase price adjustments resulted in an increase in the purchase price of $20. In the third quarter of 2013, the purchase price adjustments were finalized and reduced to $11. The company incurred transaction costs of $10 ($7 after tax) in the three-month period ended October 28, 2012 related to this acquisition. The costs were recorded in Other expenses/(income).

The following unaudited summary information is presented on a consolidated pro forma basis as if the Kelsen acquisition had occurred on July 30, 2012 and the Plum and Bolthouse acquisitions had occurred on August 1, 2011:

	Three Months Ended		Six Months Ended
	January 26, 2014	January 27, 2013	January 26, 2014	January 27, 2013
Net sales	$2,281	$2,273	$4,450	$4,572
Earnings from continuing operations attributable to Campbell Soup Company	$235	$173	$417	$404
Earnings per share from continuing operations attributable to Campbell Soup Company	$.74	$.55	$1.32	$1.28
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
On October 28, 2013, the company completed the sale of its European simple meals business to Soppa Investments S.à r.l., an affiliate of CVC Capital Partners. The transaction was completed pursuant to a sale and purchase agreement dated September 30, 2013, for approximately €400, or $548, subject to certain post-closing adjustments. The company recognized a pre-tax gain of $147 ($90 after tax or $.28 per share) in the three-month period ended January 26, 2014 and a pre-tax gain of $141 ($72 after tax or $.23 per share) in the six-month period ended January 26, 2014. The final gain on the sale is subject to the resolution of the post-closing adjustments. The European business included the Erasco and Heisse Tasse soups in Germany; Liebig and Royco soups in France; Devos Lemmens mayonnaise and cold sauces and Royco soups in Belgium; and Blå Band and Isomitta soups and sauces in Sweden. The company used the proceeds from the sale to pay taxes on the sale, to reduce debt and for other general corporate purposes.
The company has reflected the results of the European simple meals business as discontinued operations in the Consolidated Statements of Earnings for all periods presented. The business was historically included in the International Simple Meals and Beverages segment.
Results of discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	January 26, 2014	January 27, 2013	January 26, 2014	January 27, 2013
Net sales	$—	$171	$137	$302

Earnings before taxes	$—	$24	$14	$41
Taxes on earnings	—	5	5	9
Gain on sale	147	—	141	—
Tax impact of gain on sale	57	—	69	—
Earnings from discontinued operations	$90	$19	$81	$32

The assets and liabilities of the business have been reflected in assets and liabilities held for sale in the Consolidated Balance Sheet as of July 28, 2013, and are comprised of the following:

July 28, 2013
Cash	$68
Accounts receivable	54
Inventories	68
Prepaid expenses	3
Current assets	$193

Plant assets	$98
Goodwill	110
Intangible assets	150
Other assets	35
Non-current assets	$393

Accounts payable	$60
Accrued liabilities	54
Current liabilities	$114

Non-current pension obligation	$11
Other liabilities	11
Non-current liabilities	$22

5.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

	Foreign Currency Translation Adjustment (1)	Gains (Losses) on Cash Flow Hedges (2)	Pension and Postretirement Benefit Plan Adjustments (3)	Total Accumulated Comprehensive Income (Loss)
Balance at July 28, 2013	$170	$5	$(740)	$(565)
Other comprehensive income (loss) before reclassifications	(69)	1	6	(62)
Amounts reclassified from accumulated other comprehensive income	(19)	—	30	11
Net current-period other comprehensive income	(88)	1	36	(51)
Balance at January 26, 2014	$82	$6	$(704)	$(616)
_____________________________________

(1)
Included a tax expense of $7 as of January 26, 2014, and $9 as of July 28, 2013. The amount reclassified from other comprehensive income was related to the divestiture of the European simple meals business.

(2)	Included a tax expense of $3 as of January 26, 2014, and July 28, 2013.

(3)	Included a tax benefit of $406 as of January 26, 2014, and $424 as of July 28, 2013.

The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Six Months Ended
Details about Accumulated Other Comprehensive Income Components	January 26, 2014	January 27, 2013	January 26, 2014	January 27, 2013	Location of (Gain) Loss Recognized in Earnings
	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
(Gains) losses on cash flow hedges:
Foreign exchange forward contracts	$—	$—	$(1)	$(1)	Cost of products sold
Foreign exchange forward contracts	(1)	—	(1)	—	Other expenses / (income)
Forward starting interest rate swaps	1	1	2	2	Interest expense
Total before tax	—	1	—	1
Tax expense (benefit)	—	—	—	—
(Gain) loss, net of tax	$—	$1	$—	$1

Amortization of pension and postretirement benefit adjustments:
Prior service credits	$(1)	$(2)	$(1)	$(2)	(1)
Net actuarial losses	25	32	47	62	(1)
Total before tax	24	30	46	60
Tax expense (benefit)	(8)	(10)	(16)	(21)
(Gain) loss, net of tax	$16	$20	$30	$39
_____________________________________

(1)
Net actuarial losses of $2 were recognized in earnings from discontinued operations as a result of the sale of the European simple meals business. Excluding the net actuarial losses related to the sale of the business, these items are included in the components of net periodic benefit costs (see Note 11 for additional details).

6.	Goodwill and Intangible Assets
The following table shows the changes in the carrying amount of goodwill by business segment:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Total
Balance at July 28, 2013	$450	$775	$122	$112	$838	$2,297
Acquisition	—	136	—	—	—	136
Foreign currency translation adjustment	—	(43)	(9)	—	—	(52)
Balance at January 26, 2014	$450	$868	$113	$112	$838	$2,381
In 2014, the company acquired Kelsen for $331 and goodwill related to the acquisition was $136. See Note 3.

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

Intangible Assets	January 26, 2014	July 28, 2013
Non-amortizable intangible assets
Trademarks	$959	$810
Amortizable intangible assets
Customer relationships	$179	$156
Technology	40	40
Other	36	32
Total gross amortizable intangible assets	$255	$228
Accumulated amortization	(26)	(17)
Total net intangible assets	$1,188	$1,021
Non-amortizable intangible assets consist of trademarks, which include Bolthouse Farms, Pace, Plum Organics, Kjeldsens and Royal Dansk. Other amortizable intangible assets consist substantially of recipes, patents, trademarks and distributor relationships.
Amortization of intangible assets in Earnings from continuing operations was $9 and $7 for the six-month periods ended January 26, 2014 and January 27, 2013, respectively. The estimated aggregated amortization expense is estimated to be $18 in each of the fiscal periods 2014 through 2017 and $14 in 2018. Asset useful lives range from 5 to 20 years.

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

	Three Months Ended		Six Months Ended
	January 26, 2014	January 27, 2013	January 26, 2014	January 27, 2013
Net sales
U.S. Simple Meals	$894	$833	$1,754	$1,729
Global Baking and Snacking	639	561	1,248	1,135
International Simple Meals and Beverages	213	234	406	457
U.S. Beverages	176	182	349	371
Bolthouse and Foodservice	359	352	689	675
Total	$2,281	$2,162	$4,446	$4,367

	Three Months Ended		Six Months Ended
	January 26, 2014	January 27, 2013	January 26, 2014	January 27, 2013
Earnings before interest and taxes
U.S. Simple Meals	$214	$191	$425	$465
Global Baking and Snacking	88	74	166	159
International Simple Meals and Beverages	38	33	58	66
U.S. Beverages	31	37	55	67
Bolthouse and Foodservice	36	30	65	64
Corporate(1)	(33)	(80)	(69)	(146)
Restructuring charges(2)	(13)	(8)	(34)	(30)
Total	$361	$277	$666	$645
_______________________________________

(1)
Represents unallocated corporate expenses. Restructuring-related costs of $2 were included in the six-month period ended January 26, 2014. In addition, a loss of $9 on foreign exchange forward contracts related to the sale of the European simple meals business was included in unallocated corporate expenses for the six-month period ended January 26, 2014. Restructuring-related costs of $40 and $61 were included in unallocated corporate expenses for the three- and six-month periods ended January 27, 2013, respectively. Also, acquisition related costs of $10 were included in unallocated corporate expenses for the six-month period ended January 27, 2013.

(2)	See Note 8 for additional information.

The company’s global net sales based on product categories are as follows:

	Three Months Ended		Six Months Ended
	January 26, 2014	January 27, 2013	January 26, 2014	January 27, 2013
Net sales
Simple Meals	$1,329	$1,279	$2,563	$2,571
Baked Snacks	670	592	1,315	1,204
Beverages	282	291	568	592
Total	$2,281	$2,162	$4,446	$4,367
Simple Meals include condensed and ready-to-serve soups, broths, sauces, carrot products, refrigerated salad dressings and Plum foods and snacks for babies, toddlers and children. Baked Snacks include cookies, crackers, biscuits, and other baked products.

8.	Restructuring Charges
2014 Initiatives
In the second quarter of 2014, the company and its joint venture partner Swire Pacific Limited agreed to restructure manufacturing and streamline operations for its soup and broth business in China. As a result, certain assets were impaired, and approximately 110 positions will be eliminated. The company recorded a restructuring charge of $13 ($5 after tax or $.02 per share in earnings from continuing operations attributable to Campbell Soup Company) related to this initiative. The company does not expect additional charges.
A summary of the restructuring activity and related reserve associated with this initiative at January 26, 2014 is as follows:

		Six Months Ended
		January 26, 2014
	Accrued Balance at July 28, 2013	Charges	Cash Payments	Foreign Currency Translation Adjustment	Accrued Balance at January 26, 2014
Severance pay and benefits	$—	$1	$—	$—	$1
Other exit costs (1)		1
Asset impairment		11
Total charges		$13
_______________________________________

(1)	Includes non-cash costs that are not reflected in the restructuring reserve in the Consolidated Balance Sheet.
These charges are associated with the International Simple Meals and Beverages segment. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.
In the first quarter of 2014, the company streamlined its salaried workforce in North America and in the Asia Pacific region. Approximately 200 positions were eliminated. The actions were substantially completed in October 2013. The company recorded a restructuring charge of $20 ($13 after tax or $.04 per share) associated with this initiative for severance and benefit costs. The company does not expect additional charges. The company expects the total pre-tax costs of this initiative to represent cash expenditures, the majority of which will be spent in 2014.
A summary of the restructuring reserve associated with this workforce-related initiative at January 26, 2014 is as follows:

		Six Months Ended
		January 26, 2014
	Accrued Balance at July 28, 2013	Charges	Cash Payments	Foreign Currency Translation Adjustment	Accrued Balance at January 26, 2014
Severance pay and benefits	$—	$20	$(5)	$—	$15
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

•
In Mexico, the company entered into commercial arrangements with third-party providers to expand access to manufacturing and distribution capabilities. The third-party providers will produce and distribute the company's beverages, soups, broths and sauces throughout the Mexican market. As a result of these agreements, the company closed its plant in Villagrán, Mexico, and eliminated approximately 260 positions in the first quarter of 2014.

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

In the six-month period ended January 26, 2014, the company recorded a restructuring charge of $1 related to the 2013 initiatives. In addition, approximately $2 of costs related to the 2013 initiatives were recorded in Cost of products sold, representing other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in the six-month period ended January 26, 2014 was $2, or $.01 per share. In 2013, the company recorded a restructuring charge of $51. In addition, approximately $91 of costs related to these initiatives were recorded in 2013 in Cost of products sold, representing accelerated depreciation and other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in 2013 was $90, or $.28 per share. Of the amounts recorded in 2013, $30 of restructuring charges were recorded in the six-month period ended January 27, 2013, and approximately $61 of costs related to these initiatives were recorded in Cost of products sold, representing accelerated depreciation and other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in the six-month period ended January 27, 2013 was $57, or $.18 per share. A summary of the pre-tax costs and remaining costs associated with the initiatives is as follows:

	Total Program	Recognized as of January 26, 2014	Remaining Costs to be Recognized
Severance pay and benefits	$35	$(35)	$—
Accelerated depreciation/asset impairment	99	(99)	—
Other exit costs	14	(11)	3
Total	$148	$(145)	$3
Of the aggregate $148 of pre-tax costs, the company expects approximately $46 will be cash expenditures. In addition, the company expects to invest approximately $31 in capital expenditures, primarily to relocate and refurbish a beverage filling and packaging line, and relocate bread production, of which approximately $23 has been invested as of January 26, 2014. The outstanding aspects of the 2013 initiatives are expected to be completed in 2014.
A summary of the restructuring activity and related reserves associated with the 2013 initiatives at January 26, 2014 is as follows:

		Six Months Ended
		January 26, 2014
	Accrued Balance at July 28, 2013	Charges	Cash Payments	Accrued Balance at January 26, 2014
Severance pay and benefits	$17	$—	$(9)	$8
Other exit costs (1)		3
Total charges		$3
_______________________________________

(1)	Includes non-cash costs and other exit costs recognized as incurred that are not reflected in the restructuring reserve in the Consolidated Balance Sheet.
A summary of restructuring charges and related costs incurred to date associated with segments is as follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Total
Severance pay and benefits	$19	$2	5	$7	2	$35
Accelerated depreciation/asset impairment	64	10	3	22	—	99
Other exit costs	7	1	1	2	—	11
	$90	$13	$9	$31	$2	$145
The company expects to incur additional pre-tax costs of approximately $3 in the Global Baking and Snacking segment. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.
2011 Initiatives
In the fourth quarter of 2011, the company announced a series of initiatives to improve supply chain efficiency and reduce overhead costs across the organization to help fund plans to drive the growth of the business. The company also announced its exit from the Russian market. Details of the 2011 initiatives include:

•
In Australia, the company is investing in a new system to automate packing operations at its biscuit plant in Virginia. This investment continued through the second quarter of 2014 and will result in the elimination of approximately 190 positions, which is expected to occur in 2014. The company expects to continue investing in the new system through 2015. Further, the company improved asset utilization in the U.S. by shifting production of ready-to-serve soups from Paris, Texas, to other facilities in 2012. In addition, the manufacturing facility in Marshall, Michigan, was closed in 2011, and manufacturing of Campbell’s Soup at Hand microwavable products was consolidated at the Maxton, North Carolina, plant in 2012.

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
In 2012, the company recorded a restructuring charge of $10 ($6 after tax or $.02 per share) related to the 2011 initiatives. Of the amount recorded in 2012, $3 related to discontinued operations. In the fourth quarter of 2011, the company recorded a restructuring charge of $63 ($41 after tax or $.12 per share). Of the amount recorded in 2011, $3 related to discontinued operations. A summary of the pre-tax charges recognized is as follows:

Total Program
Severance pay and benefits	$41
Asset impairment/accelerated depreciation	23
Other exit costs	9
Total	$73
As of January 26, 2014, the 2011 initiatives were substantially completed. Of the aggregate $73 of pre-tax costs, approximately $50 represented cash expenditures, the majority of which was spent in 2012. In addition, the company expects to invest approximately $45 in capital expenditures in connection with the actions, of which approximately $35 has been invested as of January 26, 2014.
A summary of the restructuring activity and related reserves associated with the 2011 initiatives at January 26, 2014 is as follows:

		Six Months Ended
		January 26, 2014
	Accrued Balance at July 28, 2013	Charges	Cash Payments	Foreign Currency Translation Adjustment	Accrued Balance at January 26, 2014
Severance pay and benefits	$3	$—	$(1)	$—	$2
Other exit costs	1	—	—	—	1
	$4	$—	$(1)	$—	$3
A summary of restructuring charges associated with each segment is as follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Corporate	Total
Severance pay and benefits	$10	$14	$11	$3	$1	$2	$41
Asset impairment/accelerated depreciation	20	—	3	—	—	—	23
Other exit costs	2	—	3	—	—	4	9
	$32	$14	$17	$3	$1	$6	$73

Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.

9.	Earnings per Share
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. There were no antidilutive stock options for the three- and six-month periods ended January 26, 2014 and January 27, 2013.

10.	Noncontrolling Interests
The company owns a 60% controlling interest in a joint venture formed with Swire Pacific Limited to support the development of the company’s soup and broth business in China. The joint venture began operations on January 31, 2011. In August 2013, the company and joint venture partner contributed additional cash of $7 and $5, respectively. The noncontrolling interest’s share in the net loss was included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings. In the three-month period ended January 26, 2014, the company and its joint venture partner agreed to restructure manufacturing and streamline operations for its soup and broth business in China. The after-tax restructuring charge attributable to the noncontrolling interest was $5. See also Note 8.
The company owns a 70% controlling interest in a Malaysian food products manufacturing company. The noncontrolling interest’s share in the net earnings was included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings and was not material in the six-month periods ended January 26, 2014 or January 27, 2013.
The noncontrolling interests in these entities were included in Total equity in the Consolidated Balance Sheets and Consolidated Statements of Equity.

11.	Pension and Postretirement Benefits
The company sponsors certain defined benefit pension plans and postretirement benefit plans for employees. Components of benefit expense were as follows:

	Three Months Ended				Six Months Ended
	Pension		Postretirement		Pension		Postretirement
	January 26, 2014	January 27, 2013	January 26, 2014	January 27, 2013	January 26, 2014	January 27, 2013	January 26, 2014	January 27, 2013
Service cost	$10	$14	$—	$1	$21	$28	$1	$2
Interest cost	29	27	5	4	58	54	9	8
Expected return on plan assets	(44)	(45)	—	—	(89)	(89)	—	—
Amortization of prior service credit	—	(1)	(1)	(1)	—	(1)	(1)	(1)
Recognized net actuarial loss	19	27	4	4	38	54	7	7
Curtailment loss	—	3	—	—	—	3	—	—
Net periodic benefit expense	$14	$25	$8	$8	$28	$49	$16	$16
The curtailment loss of $3 related to the closure of the plant in Mexico and was included in the Restructuring charges. See also Note 8.
A contribution of $35 was made to U.S. pension plans and contributions of $9 were made to non-U.S. pension plans during the six-month period ended January 26, 2014. Additional contributions to U.S. pension plans are not expected this year. Contributions to non-U.S. pension plans are expected to be approximately $4 during the remainder of the year.

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

Concentration of Credit Risk
The company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations.  To mitigate counterparty credit risk, the company only enters into contracts with carefully selected, leading, credit-worthy financial institutions, and distributes contracts among several financial institutions to reduce the concentration of credit risk. The company does not have credit-risk-related contingent features in its derivative instruments as of January 26, 2014. During 2013, the company's largest customer accounted for approximately 19% of consolidated net sales. The company closely monitors credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
The company is exposed to foreign currency exchange risk related to its international operations, including non-functional currency intercompany debt and net investments in subsidiaries. The company is also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. Principal currencies hedged include the Australian dollar, Canadian dollar, euro, Hong Kong dollar, Swedish krona, New Zealand dollar, British pound and Japanese yen. The company utilizes foreign exchange forward purchase and sale contracts, as well as cross-currency swaps, to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. The company hedges portions of its forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. To hedge currency exposures related to intercompany debt, foreign exchange forward purchase and sale contracts, as well as cross-currency swap contracts, are entered into for periods consistent with the underlying debt. As of January 26, 2014, cross-currency swap contracts mature between 1 and 30 months. The notional amount of foreign exchange forward and cross-currency swap contracts accounted for as cash-flow hedges was $56 at January 26, 2014 and $129 at July 28, 2013. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings on the same line item and the same period in which the underlying hedged transaction affects earnings. The notional amount of foreign exchange forward and cross-currency swap contracts that are not designated as accounting hedges was $423 and $895 at January 26, 2014 and July 28, 2013, respectively.
Interest Rate Risk
The company manages its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain its variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. The notional amount of outstanding fair-value interest rate swaps totaled $200 at July 28, 2013. These swaps matured in October 2013. The company manages its exposure to interest rate volatility on future debt issuances by entering into forward starting interest rate swaps to lock in the rate on the interest payments related to the forecasted debt issuances. Pay fixed rate/receive variable rate forward starting interest rate swaps are accounted for as cash-flow hedges. The notional amount of outstanding forward starting interest rate swaps totaled $250 at January 26, 2014 and at July 28, 2013.
Commodity Price Risk
The company principally uses a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. The company also enters into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of diesel fuel, soybean oil, wheat, aluminum, natural gas, cocoa and corn, which impact the cost of raw materials. Commodity futures, options, and swap contracts are either accounted for as cash-flow hedges or are not designated as accounting hedges. The company hedges a portion of commodity requirements for periods typically up to 18 months. There were no commodity contracts accounted for as cash-flow hedges as of January 26, 2014 or July 28, 2013. The notional amount of commodity contracts not designated as accounting hedges was $95 at January 26, 2014 and $105 at July 28, 2013.
Equity Price Risk
The company enters into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of the company’s capital stock, the total return of the Vanguard Institutional Index, and the total return of the Vanguard Total International Stock Index. Under these contracts, the company pays variable interest rates and receives from the counterparty either the total return on company capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index; or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index. These contracts were not designated as hedges for accounting purposes and are entered into for periods typically not exceeding 12 months. The notional amounts of the contracts as of January 26, 2014 and July 28, 2013 were $49 and $50, respectively.

The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of January 26, 2014 and July 28, 2013:

	Balance Sheet Classification	January 26, 2014	July 28, 2013
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$2	$2
Forward starting interest rate swaps	Other current assets	21	—
Interest rate swaps	Other current assets	—	1
Forward starting interest rate swaps	Other assets	—	23
Total derivatives designated as hedges		$23	$26
Derivatives not designated as hedges:
Commodity derivative contracts	Other current assets	$3	$2
Cross-currency swap contracts	Other current assets	14	—
Deferred compensation derivative contracts	Other current assets	—	2
Foreign exchange forward contracts	Other current assets	5	2
Cross-currency swap contracts	Other assets	7	—
Total derivatives not designated as hedges		$29	$6
Total asset derivatives		$52	$32

	Balance Sheet Classification	January 26, 2014	July 28, 2013
Liability Derivatives
Derivatives designated as hedges:
Cross-currency swap contracts	Accrued liabilities	$—	$22
Foreign exchange forward contracts	Accrued liabilities	2	2
Total derivatives designated as hedges		$2	$24
Derivatives not designated as hedges:
Commodity derivative contracts	Accrued liabilities	$6	$6
Cross-currency swap contracts	Accrued liabilities	—	1
Foreign exchange forward contracts	Accrued liabilities	—	4
Cross-currency swap contracts	Other liabilities	—	1
Total derivatives not designated as hedges		$6	$12
Total liability derivatives		$8	$36
The company has elected not to offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of January 26, 2014 and July 28, 2013 would be adjusted as detailed in the following table:

	January 26, 2014			July 28, 2013
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$52	$(5)	$47	$32	$(8)	$24

Total liability derivatives	$8	$(5)	$3	$36	$(8)	$28

The company has elected not to offset fair value amounts recognized for exchange-traded commodity derivative instruments and cash margin accounts executed with the same counterparty that are subject to enforceable netting agreements. The company is required to maintain cash margin accounts in connection with funding the settlement of open positions. At January 26, 2014 and July 28, 2013, cash margin account balances of $7 are included in Other current assets in the Consolidated Balance Sheets.
The following tables show the effect of the company’s derivative instruments designated as cash-flow hedges for the three- and six-month periods ended January 26, 2014 and January 27, 2013, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:
Derivatives Designated as Cash-Flow Hedges

		Total Cash-Flow Hedge OCI Activity
Three Months Ended January 26, 2014, and January 27, 2013		2014	2013
OCI derivative gain (loss) at beginning of quarter		$5	$(16)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		2	(1)
Forward starting interest rate swaps		2	5
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	—	—
Foreign exchange forward contracts	Other expenses / (income)	(1)	—
Forward starting interest rate swaps	Interest expense	1	1
OCI derivative gain (loss) at end of quarter		$9	$(11)

		Total Cash-Flow Hedge OCI Activity
Six Months Ended January 26, 2014, and January 27, 2013		2014	2013
OCI derivative gain (loss) at beginning of year		$8	$(16)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		3	(1)
Forward starting interest rate swaps		(2)	5
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	(1)	(1)
Foreign exchange forward contracts	Other expenses / (income)	(1)	—
Forward starting interest rate swaps	Interest expense	2	2
OCI derivative gain (loss) at end of quarter		$9	$(11)
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a loss of $2. The ineffective portion and amount excluded from effectiveness testing were not material.
The following table shows the effect of the company’s derivative instruments designated as fair-value hedges in the Consolidated Statements of Earnings:

		Amount of Gain (Loss) Recognized in Earnings on Derivatives		Amount of Gain (Loss) Recognized in Earnings on Hedged Item
Derivatives Designated as Fair-Value Hedges	Location of Gain (Loss) Recognized in Earnings	January 26, 2014	January 27, 2013	January 26, 2014	January 27, 2013
Three Months Ended
Interest rate swaps	Interest expense	$—	$(3)	$—	$3

Six Months Ended
Interest rate swaps	Interest expense	$(1)	$(7)	$1	$7

The following table shows the effects of the company’s derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
		Three Months Ended		Six Months Ended
Derivatives not Designated as Hedges	Location of Gain (Loss) Recognized in Earnings	January 26, 2014	January 27, 2013	January 26, 2014	January 27, 2013
Foreign exchange forward contracts	Cost of products sold	$3	$(1)	$5	$(1)
Foreign exchange forward contracts	Other expenses/income	2	—	(12)	—
Cross-currency swap contracts	Other expenses/income	24	(10)	21	(18)
Commodity derivative contracts	Cost of products sold	2	(1)	—	(1)
Deferred compensation derivative contracts	Administrative expenses	—	4	(1)	6
Total		$31	$(8)	$13	$(14)

13.	Fair Value Measurements
Financial assets and liabilities are categorized based on the following fair value hierarchy:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs, which are valued based on the company's estimates of assumptions that market participants would use in pricing the asset or liability.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the company’s financial assets and liabilities that are measured at fair value on a recurring basis as of January 26, 2014, and July 28, 2013, consistent with the fair value hierarchy:

	Fair Value as of January 26, 2014	Fair Value Measurements at January 26, 2014 Using Fair Value Hierarchy			Fair Value as of July 28, 2013	Fair Value Measurements at July 28, 2013 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Interest rate swaps(1)	$—	$—	$—	$—	$1	$—	$1	$—
Forward starting interest rate swaps(1)	21	—	21	—	23	—	23	—
Foreign exchange forward contracts(2)	7	—	7	—	4	—	4	—
Cross-currency swap contracts(3)	21	—	21	—	—	—	—	—
Commodity derivative contracts(4)	3	3	—	—	2	2	—	—
Deferred compensation derivative contracts(5)	—	—	—	—	2	—	2	—
Total assets at fair value	$52	$3	$49	$—	$32	$2	$30	$—

	Fair Value as of January 26, 2014	Fair Value Measurements at January 26, 2014 Using Fair Value Hierarchy			Fair Value as of July 28, 2013	Fair Value Measurements at July 28, 2013 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange forward contracts(2)	$2	$—	$2	$—	$6	$—	$6	$—
Cross-currency swap contracts(3)	—	—	—	—	24	—	24	—
Commodity derivative contracts(4)	6	6	—	—	6	5	1	—
Deferred compensation obligation(6)	132	132	—	—	123	123	—	—
Total liabilities at fair value	$140	$138	$2	$—	$159	$128	$31	$—
___________________________________

(1)	Based on LIBOR swap rates.

(2)	Based on observable market transactions of spot currency rates and forward rates.

(3)	Based on observable local benchmarks for currency and interest rates.

(4)	Based on quoted futures exchanges and on observable prices of futures and options transactions in the marketplace.

(5)	Based on LIBOR and equity index swap rates.

(6)	Based on the fair value of the participants’ investments.

Items Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, the company is also required to measure certain items at fair value on a nonrecurring basis.
In the three-month period ended January 26, 2014, the company recognized an impairment charge of $11 on plant assets associated with the initiative to restructure manufacturing and streamline operations for its soup and broth business in China. See also Note 8. The carrying value was reduced to estimated fair value based on expected proceeds. The carrying value at January 26, 2014 was not material.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, excluding the current portion of long-term debt, approximate fair value. Cash equivalents of $139 at January 26, 2014 and $4 at July 28, 2013 represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs. The fair value of long-term debt, including the current portion of long-term debt in Short-term borrowings, was $2,972 at January 26, 2014 and $3,299 at July 28, 2013. The carrying value was $2,956 at January 26, 2014 and $3,244 at July 28, 2013. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.

14.	Share Repurchases
In June 2011, the Board authorized the purchase of up to $1,000 of company stock. This program has no expiration date. The company suspended purchases under this program in July 2012. Approximately $750 remained available under this program as of January 26, 2014. The company also repurchases shares to offset the impact of dilution from shares issued under the company’s stock compensation plans. During the six-month period ended January 26, 2014, the company repurchased approximately 2 million shares at a cost of $76. During the six-month period ended January 27, 2013, the company repurchased 2 million shares at a cost of $63.

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
Total pre-tax stock-based compensation expense recognized in Earnings from continuing operations was $15 and $25 for the three-month periods ended January 26, 2014, and January 27, 2013, respectively. The pre-tax stock-based compensation expense recognized in Earnings from discontinued operations was $1 for the three-month period ended January 27, 2013. Tax-related benefits of $6 and $10 were also recognized for the three-month periods ended January 26, 2014, and January 27, 2013, respectively. Total pre-tax stock-based compensation expense recognized in Earnings from continuing operations was $36 and $49 for the six-month periods ended January 26, 2014, and January 27, 2013, respectively. The pre-tax stock-based compensation expense recognized in Earnings from discontinued operations was $1 and $2 for the six-month periods ended January 26, 2014, and January 27, 2013, respectively. Tax-related benefits of $14 and $19 were also recognized for the six-month periods ended January 26, 2014, and January 27, 2013, respectively. Cash received from the exercise of stock options was $7 and $50 for the six-month periods ended January 26, 2014, and January 27, 2013, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
The following table summarizes stock option activity as of January 26, 2014:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)
Outstanding at July 28, 2013	1,101	$27.25
Granted	—	$—
Exercised	(246)	$26.72
Terminated	—	$—
Outstanding at January 26, 2014	855	$27.41	0.9	$13
Exercisable at January 26, 2014	855	$27.41	0.9	$13

The total intrinsic value of options exercised during the six-month periods ended January 26, 2014, and January 27, 2013, was $4 and $18, respectively. As of January 2009, compensation related to stock options was fully expensed. The company measured the fair value of stock options using the Black-Scholes option pricing model.
The following table summarizes time-lapse restricted stock units, EPS performance restricted stock units and strategic performance restricted stock units as of January 26, 2014:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 28, 2013	4,208	$34.05
Granted	1,644	$39.76
Vested	(2,539)	$33.19
Forfeited	(217)	$36.73
Nonvested at January 26, 2014	3,096	$37.60
The fair value of time-lapse restricted stock units, EPS performance restricted stock units, and strategic performance restricted stock units is determined based on the quoted price of the company’s stock at the date of grant. Time-lapse restricted stock units are expensed on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis. EPS performance restricted stock units are expensed on a graded-vesting basis, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis. There were approximately 251 thousand EPS performance target grants outstanding at January 26, 2014 with a weighted-average grant-date fair value of $37.49. Strategic performance restricted stock units are expensed on a straight-line basis over the service period. Awards of the strategic performance restricted stock units will be earned based upon the achievement of two key metrics, net sales and EPS growth, compared to strategic plan objectives during a two-year period for grants in 2013 and during a three-year period for grants in 2014. There were approximately 948 thousand strategic performance target grants outstanding at January 26, 2014 with a weighted-average grant-date fair value of $37.88. The actual number of EPS performance restricted stock units and strategic performance restricted stock units issued at the vesting date could range from 0% to 100% and 0% to 200%, respectively, of the initial grant, depending on actual performance achieved. Expense is estimated based on the number of awards expected to vest.
As of January 26, 2014, total remaining unearned compensation related to nonvested time-lapse restricted stock units, EPS performance restricted stock units and strategic performance restricted stock units was $61, which will be amortized over the weighted-average remaining service period of 1.9 years. The fair value of restricted stock units vested during the six-month periods ended January 26, 2014, and January 27, 2013, was $104 and $39, respectively. The weighted-average grant-date fair value of the restricted stock units granted during six-month period ended January 27, 2013 was $35.04.
The following table summarizes TSR performance restricted stock units as of January 26, 2014:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 28, 2013	1,458	$41.88
Granted	458	$36.26
Vested	—	$—
Forfeited	(981)	$42.87
Nonvested at January 26, 2014	935	$38.13

The company estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation. Assumptions used in the Monte Carlo simulation were as follows:

	2014	2013
Risk-free interest rate	0.60%	0.30%
Expected dividend yield	2.98%	3.26%
Expected volatility	15.76%	15.07%
Expected term	3 years	3 years
Compensation expense is recognized on a straight-line basis over the service period. As of January 26, 2014, total remaining unearned compensation related to TSR performance restricted stock units was $22, which will be amortized over the weighted-average remaining service period of 2.2 years. In the first quarter of 2014, recipients of TSR performance restricted stock units earned 0% of the initial grants based upon the company’s TSR ranking in a performance peer group during a three-year period ended July 26, 2013. The grant-date fair value of the TSR performance restricted stock units granted during 2013 was $39.76.
The excess tax benefits on the exercise of stock options and vested restricted stock presented as cash flows from financing activities for the six-month periods ended January 26, 2014 and January 27, 2013 were $10 and $5, respectively.

16.	Inventories

	January 26, 2014	July 28, 2013
Raw materials, containers and supplies	$380	$364
Finished products	511	561
Total inventories	$891	$925

17.	Supplemental Cash Flow Information
Other cash used in operating activities for the six-month periods was comprised of the following:

	January 26, 2014	January 27, 2013
Benefit related payments	$(21)	$(17)
Other	(3)	(2)
	$(24)	$(19)

18.	Voluntary Product Recall
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
On October 28, 2013, the company completed the sale of its European simple meals business to Soppa Investments S.à r.l., an affiliate of CVC Capital Partners. The transaction was completed pursuant to a sale and purchase agreement dated September 30, 2013, for approximately €400 million, or $548 million, subject to certain post-closing adjustments. The company used the proceeds from the sale to pay taxes on the sale, reduce debt and for other general corporate purposes. The company has reflected the results of the European simple meals business as discontinued operations in the Consolidated Statements of Earnings for all periods presented. The European simple meals business was historically included in the International Simple Meals and Beverages segment. The assets and liabilities of the European simple meals business have been reflected in assets and liabilities held for sale in the Consolidated Balance Sheet as of July 28, 2013. See Note 4 to the Consolidated Financial Statements for additional information.
The company reports the results of operations in the following reportable segments: U.S. Simple Meals; Global Baking and Snacking; International Simple Meals and Beverages; U.S. Beverages; and Bolthouse and Foodservice.
Executive Summary
This Executive Summary provides significant highlights from the discussion and analysis that follows.

•	Net sales increased 6% in the quarter ended January 26, 2014 to $2.281 billion. The Kelsen and Plum acquisitions contributed 5 points of growth.

•
Gross profit, as a percent of sales, increased to 35.7% in the quarter ended January 26, 2014 from 35.2% in the year-ago quarter. The increase was primarily attributable to restructuring-related costs recorded in the prior-year quarter, productivity improvements and higher selling prices, partly offset by cost inflation and supply chain costs, as well as unfavorable mix.

•
Administrative expenses decreased 13% in the quarter ended January 26, 2014 to $142 million from $163 million in the year-ago quarter. The decline was primarily due to lower incentive compensation costs, lower pension expenses and cost savings from restructuring initiatives, partially offset by the impact of acquisitions.

•
Earnings per share from continuing operations for the quarter ended January 26, 2014 were $.74, compared to $.54 in the year-ago quarter. The current and year-ago quarter included expenses of $.02 and $.09 per share, respectively, from items impacting comparability as discussed below.

Earnings from continuing operations attributable to Campbell Soup Company
The following items impacted the comparability of earnings and earnings per share:

•
In the quarter ended January 26, 2014, the company and its joint venture partner Swire Pacific Limited agreed to restructure manufacturing and streamline operations for its soup and broth business in China. The company recorded a pre-tax restructuring charge of $13 million ($5 million after tax or $.02 per share) related to this initiative;

•
In the quarter ended October 27, 2013, the company streamlined its salaried workforce in North America and in the Asia Pacific region. The company recorded a pre-tax restructuring charge of $20 million ($13 million after tax or $.04 per share) associated with the initiative;

•
On October 28, 2013, the company announced that it completed the sale of its simple meals business in Europe. In the quarter ended October 27, 2013, the company recorded an unrealized loss of $9 million ($6 million after tax or $.02 per share) on foreign exchange forward contracts used to hedge the proceeds from the sale of the European simple meals business. In addition, the company recorded tax expense of $7 million ($.02 per share) associated with the sale of the business;

•
In 2013, the company implemented several initiatives to improve its U.S. supply chain cost structure and increase asset utilization across its U.S. thermal plant network; expand access to manufacturing and distribution capabilities in Mexico; improve its Pepperidge Farm bakery supply chain cost structure; and reduce overhead costs in North America. In the six-

month period ended January 26, 2014, the company recorded a pre-tax restructuring charge of $1 million and restructuring-related costs of $2 million in Cost of products sold (aggregate impact of $2 million after tax or $.01 per share). In the quarter ended January 27, 2013, the company recorded a pre-tax restructuring charge of $8 million and restructuring-related costs of $40 million in Cost of products sold (aggregate impact of $30 million after tax or $.09 per share). In the six-month period ended January 27, 2013, the company recorded a pre-tax restructuring charge of $30 million and restructuring-related costs of $61 million in Cost of products sold (aggregate impact of $57 million after tax or $.18 per share); and

•
In the quarter ended October 28, 2012, the company incurred transaction costs of $10 million ($7 million after tax or $.02 per share) associated with the acquisition of Bolthouse Farms, which closed on August 6, 2012. The costs were included in Other expenses.

The items impacting comparability of earnings from continuing operations are summarized below:

	Three Months Ended
	January 26, 2014		January 27, 2013
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations attributable to Campbell Soup Company	$235	$.74	$171	$.54

Restructuring charges and related costs	$(5)	$(.02)	$(30)	$(.09)

	Six Months Ended
	January 26, 2014		January 27, 2013
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations attributable to Campbell Soup Company	$416	$1.32	$403	$1.28

Restructuring charges and related costs	$(20)	$(.06)	$(57)	$(.18)
Loss on foreign exchange forward contracts	(6)	(.02)	—	—
Tax expense associated with sale of business	(7)	(.02)	—	—
Acquisition transaction costs	—	—	(7)	(.02)
Impact of items on earnings from continuing operations	$(33)	$(.10)	$(64)	$(.20)

Earnings from continuing operations were $235 million in the quarter ended January 26, 2014, compared to $171 million in the year-ago quarter. After adjusting for items impacting comparability, earnings increased primarily due to an increase in sales, lower administrative expenses, lower marketing expenses and a lower effective tax rate, partly offset by a lower gross margin percentage. The acquisitions of Kelsen and Plum contributed to the growth.
Earnings from continuing operations were $416 million in the six-month period ended January 26, 2014, compared to $403 million in the year-ago period. After adjusting for items impacting comparability, earnings decreased primarily due to the decline in gross margin percentage, including the impact of the Plum recall, and an increase in marketing expenses, partly offset by an increase in sales and lower administrative expenses.
Net earnings (loss) attributable to noncontrolling interests
The company owns a 60% controlling interest in a joint venture formed with Swire Pacific Limited to support the development of the company’s soup and broth business in China. The joint venture began operations on January 31, 2011. The noncontrolling interest’s share in the net loss was included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings. In the quarter ended January 26, 2014, the company and its joint venture partner agreed to restructure manufacturing and streamline operations for its soup and broth business in China. The after-tax restructuring charge attributable to the noncontrolling interest was $5 million.

The company also owns a 70% controlling interest in a Malaysian food products manufacturing company. The noncontrolling interest’s share in the net earnings was included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings and was not material in the current or year-ago period.
SECOND-QUARTER DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Three Months Ended
(Millions)	January 26, 2014	January 27, 2013	% Change
U.S. Simple Meals	$894	$833	7%
Global Baking and Snacking	639	561	14
International Simple Meals and Beverages	213	234	(9)
U.S. Beverages	176	182	(3)
Bolthouse and Foodservice	359	352	2
	$2,281	$2,162	6%
An analysis of percent change of net sales by reportable segment follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Total
Volume and Mix	4%	1%	2%	(2)%	2%	2%
Price and Sales Allowances	2	3	(2)	(1)	—	2
(Increased)/Decreased Promotional Spending(1)	(1)	(2)	1	—	—	(1)
Currency	—	(4)	(7)	—	—	(2)
Net Accounting(2)	—	—	(3)	—	—	—
Acquisitions	2	16	—	—	—	5
	7%	14%	(9)%	(3)%	2%	6%
__________________________________________

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

(2)
In 2014, revenue in Mexico is presented on a net accounting basis in connection with a new business model under which the cost of certain services provided by the company's suppliers is netted against revenue.

In U.S. Simple Meals, sales increased 7%. U.S. Soup sales, which significantly benefited from movements in customer inventory levels, increased 5% compared to the year-ago quarter. The U.S. Soup sales performance was better than retail consumer takeaway, based on IRI Total U.S. Multi-Outlet data. The later date for the Thanksgiving holiday in calendar 2013, as well as holiday performance and the timing of promotions, had a positive impact on second-quarter soup sales.
Further details of U.S. Soup include:

•
Sales of Campbell’s condensed soups increased 4%, driven by double-digit gains in cooking varieties. Sales of eating varieties were comparable to the year-ago quarter. Higher net pricing was partly offset by lower volumes.

•	Sales of ready-to-serve soups were comparable to the year-ago quarter, as gains in Campbell’s Chunky and Campbell’s Homestyle canned soups were offset by declines in microwavable soup varieties.

•	Broth sales increased 21%, driven by double-digit volume gains in aseptic and canned broth.
U.S. Sauces sales increased 16%. The acquisition of Plum contributed $17 million to sales, or 8 points of growth. Excluding the acquisition, sales increased 8% due to gains in Prego pasta sauces, which benefited from the launch of Alfredo sauces, the introduction in 2014 of Campbell’s Slow Cooker sauces, and growth in Campbell’s Skillet Sauces.
In Global Baking and Snacking, sales increased 14%. The acquisition of Kelsen contributed $92 million to sales, or 16 points of growth. Demand for Kelsen products is highest in the second quarter due to holiday gift giving. Pepperidge Farm sales increased driven by higher selling prices and volume gains, partially offset by increased promotional spending. Sales of fresh bakery products increased driven by volume gains in bread and rolls, as well as stuffing, partially due to the later date of the Thanksgiving holiday in calendar 2013. In cookies and crackers, sales increased due to gains in Goldfish snack crackers and Pepperidge Farm cookies, partly offset by declines in adult cracker varieties. In Arnott's, sales decreased primarily due to the negative impact of currency and sales declines in Australia, primarily in chocolate and savory varieties, partially offset by strong gains in Indonesia. The company increased trade spending to remain competitive in Australia.
In International Simple Meals and Beverages, sales decreased 9%. Sales in Canada decreased due to the negative impact of currency. Excluding the impact of currency, sales gains in snacks and soup were offset by declines in beverages. In Latin America, sales declined due to lower selling prices and the impact of presenting revenue on a net basis. In the Asia Pacific region, sales decreased primarily due to the negative impact of currency, partly offset by gains in Malaysia and Japan.
In U.S. Beverages, sales decreased 3%, primarily due to the initial impact of the transition to a new distribution network in single-serve immediate consumption channels.
In Bolthouse and Foodservice, sales increased 2%. Bolthouse sales increased 6%, primarily driven by double-digit gains in premium refrigerated beverages and salad dressings, and growth in carrots. In North America Foodservice, sales declined principally in soup.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $52 million in the quarter ended January 26, 2014. As a percent of sales, gross profit increased from 35.2% in the year-ago quarter to 35.7% in the current quarter. The 0.5-percentage-point increase in gross margin percentage in the quarter ended January 26, 2014 was due to the following factors:

Margin Impact
Reduction in restructuring-related costs	1.9%
Productivity improvements	1.6
Higher selling prices	0.9
Cost inflation, supply chain costs and other factors	(2.7)
Mix	(0.6)
Higher level of promotional spending	(0.5)
Impact of acquisitions	(0.1)
0.5%
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 11.7% in the quarter ended January 26, 2014 and 12.7% in the year-ago quarter. Marketing and selling expenses were $268 million in the current quarter, compared to $275 million in the year-ago quarter, a decrease of 3%. The decrease was primarily driven by lower marketing overhead costs and other marketing costs(approximately 4 percentage points); lower advertising and consumer promotion expenses (approximately 3 percentage points); lower selling expenses (approximately 2 percentage points); and the impact of currency (approximately 1 percentage point), partially offset by the impact of the acquisitions (approximately 7 percentage points).
Administrative Expenses
Administrative expenses as a percent of sales were 6.2% in the quarter ended January 26, 2014 and 7.5% in the year-ago quarter. Administrative expenses decreased by 13% in the current quarter from the year-ago quarter, primarily due to lower incentive compensation costs (approximately 10 percentage points); lower pension and other benefit expenses (approximately 4 percentage points); cost savings from restructuring initiatives (approximately 3 percentage points); and the impact of currency (approximately 1 percentage point), partially offset by the impact of acquisitions (approximately 4 percentage points) and higher general administrative costs and inflation (approximately 1 percentage point).

Operating Earnings
Segment operating earnings increased 12% in the quarter ended January 26, 2014 from the year-ago quarter.
An analysis of operating earnings by segment follows:

	Three Months Ended
(Millions)	January 26, 2014	January 27, 2013	% Change
U.S. Simple Meals	$214	$191	12%
Global Baking and Snacking	88	74	19
International Simple Meals and Beverages	38	33	15
U.S. Beverages	31	37	(16)
Bolthouse and Foodservice	36	30	20
	407	365	12%
Unallocated corporate expenses	(33)	(80)
Restructuring charges(1)	(13)	(8)
Earnings before interest and taxes	$361	$277
__________________________________________

(1)	See Note 8 to the Consolidated Financial Statements for additional information on restructuring charges.
Earnings from U.S. Simple Meals increased 12%. The increase was primarily due to productivity improvements, higher selling prices and lower marketing expenses, partly offset by cost inflation and supply chain costs.
Earnings from Global Baking and Snacking increased 19%. Operating earnings increased primarily due to the Kelsen acquisition, higher selling prices and productivity improvements, partly offset by cost inflation and higher promotional spending. The operating earnings increase reflected Kelsen's operating results and growth in Pepperidge Farm, partly offset by lower earnings in Arnott’s. Demand for Kelsen products is highest in the second quarter due to holiday gift giving.
Earnings from International Simple Meals and Beverages increased 15%. The increase in operating earnings was primarily due to higher volumes, lower selling and administrative expenses and productivity improvements, partially offset by lower selling prices and the unfavorable impact of currency.
Earnings from U.S. Beverages decreased 16%, primarily driven by cost inflation and supply chain costs, partially offset by productivity improvements and lower administrative expenses.
Earnings from Bolthouse and Foodservice increased 20%. The increase was primarily due to reduced administrative expenses and productivity improvements, partly offset by cost inflation.
Unallocated corporate expenses included restructuring-related costs of $40 million in the quarter ended January 27, 2013. The remaining decline in the current quarter was primarily due to lower incentive compensation costs.
Interest Expense
Interest expense decreased to $29 million in the quarter ended January 26, 2014 from $33 million in the year-ago quarter, reflecting lower interest rates.
Taxes on Earnings
The effective tax rate was 31.3% in the quarter ended January 26, 2014, compared to 31.7% in the year-ago quarter. The current-year quarter included a tax benefit of $3 million on $13 million of restructuring charges. The prior-year quarter included a tax benefit of $18 million on $48 million of restructuring charges and restructuring-related costs. The remaining decrease in the effective rate in 2014 was primarily due to lower taxes on foreign earnings in the current quarter.

SIX-MONTH DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Six Months Ended
(Millions)	January 26, 2014	January 27, 2013	% Change
U.S. Simple Meals	$1,754	$1,729	1%
Global Baking and Snacking	1,248	1,135	10
International Simple Meals and Beverages	406	457	(11)
U.S. Beverages	349	371	(6)
Bolthouse and Foodservice	689	675	2
	$4,446	$4,367	2%
An analysis of percent change of net sales by reportable segment follows:

	U.S. Simple Meals(3)	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Total(3)
Volume and Mix	(1)%	—%	(1)%	(6)%	—%	(1)%
Price and Sales Allowances	2	3	(2)	(1)	—	1
(Increased)/Decreased Promotional Spending(1)	(1)	(2)	—	1	—	(1)
Currency	—	(4)	(6)	—	—	(2)
Net Accounting(2)	—	—	(2)	—	—	—
Acquisitions	2	13	—	—	2	4
	1%	10%	(11)%	(6)%	2%	2%
__________________________________________

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

(2)
In 2014, revenue in Mexico is presented on a net accounting basis in connection with a new business model under which the cost of certain services provided by the company's suppliers is netted against revenue.

(3)	Sum of the individual amounts does not add due to rounding.
In U.S. Simple Meals, sales increased 1%. U.S. Soup sales decreased 1%. Further details of U.S. Soup include:

•	Sales of Campbell’s condensed soups decreased 1%, with declines in eating varieties partially offset by gains in cooking varieties.

•	Sales of ready-to-serve soups decreased 5%, primarily due to declines in canned, microwaveable and aseptic soup varieties.

•	Broth sales increased 10%, primarily driven by double-digit volume gains in aseptic broth as well as growth in canned broth.
U.S. Sauces sales increased 10% primarily due to the acquisition of Plum, which contributed $32 million to sales, or 8 points of growth. Excluding the acquisition, sales increased 2%, primarily due to gains in Prego pasta sauces, which benefited from the launch of Alfredo sauces, the introduction in 2014 of Campbell's Slow Cooker sauces, and gains in Campbell’s Skillet Sauces, partially offset by declines in Pace Mexican sauces and Campbell's canned pasta and gravy products.
In Global Baking and Snacking, sales increased 10%. The acquisition of Kelsen contributed $144 million to sales, or 13 points of growth. Pepperidge Farm sales increased due to growth in fresh bakery, and cookie and cracker products, partially offset by declines in frozen products. In fresh bakery, sales increased due to gains in bread and rolls. Sales of Pepperidge Farm crackers increased due to gains in Goldfish snack crackers, partly offset by declines in adult cracker varieties. In Arnott's, sales decreased primarily due to the negative impact of currency and sales declines in Australia, partially offset by strong gains in Indonesia. The company also increased trade spending to remain competitive in Australia.
In International Simple Meals and Beverages, sales decreased 11%. Sales in Canada decreased due to the negative impact of currency and declines in beverages and soup. In Latin America, sales declined due to lower selling prices and the impact of presenting revenue on a net basis. In the Asia Pacific region, sales decreased primarily due to the negative impact of currency and declines in Australia, primarily in soup, partially offset by gains in Malaysia.

In U.S. Beverages, sales decreased 6% primarily due to declines in V8 V-Fusion beverages. Sales of V8 vegetable juice and V8 Splash beverages also declined. U.S. Beverages continues to be under pressure from category weakness in shelf-stable juices, as well as from competition from specialty beverages and packaged fresh juices.
In Bolthouse and Foodservice, sales increased 2% , primarily due to the additional week of Bolthouse sales in 2014. Bolthouse was acquired one week into the six-month period a year ago. Excluding the additional week of Bolthouse in 2014, sales were comparable to the prior-year period as sales gains in Bolthouse, due to double-digit growth in premium refrigerated beverages and salad dressings, were offset by declines in North America Foodservice, reflecting the loss of a major restaurant customer.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $8 million in the six-month period ended January 26, 2014. As a percent of sales, gross profit decreased from 36.2% in the year-ago period to 35.8% in the current-year period. The 0.4-percentage-point decrease in gross margin percentage in the six-month period ended January 26, 2014 was due to the following factors:

Margin Impact
Cost inflation, supply chain costs and other factors	(2.3)%
Impact of acquisitions (including Plum recall)	(0.8)
Higher level of promotional spending	(0.8)
Mix	(0.4)
Productivity improvements	1.7
Reduction in restructuring-related costs	1.4
Higher selling prices	0.8
(0.4)%
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 11.9% in the six-month period ended January 26, 2014 and 11.7% in the year-ago period. Marketing and selling expenses were $529 million in the current period, compared to $511 million in the year-ago period, an increase of 4%. The increase was primarily driven by the acquisitions (approximately 5 percentage points); and higher advertising and consumer promotion expenses (approximately 1 percentage point) to support new product launches, primarily in U.S. Simple Meals, and to support the Bolthouse Farms brand, partially offset by the impact of currency (approximately 1 percentage point) and lower marketing overhead expenses (approximately 1 percentage point).
Administrative Expenses
Administrative expenses as a percent of sales were 6.5% in the six-month period ended January 26, 2014 and 7.3% in the year-ago period. Administrative expenses decreased by 9% in the current period from the year-ago period, primarily due to lower incentive compensation costs (approximately 7 percentage points); lower pension and other benefit expenses (approximately 4 percentage points); cost savings from restructuring initiatives (approximately 2 percentage points); and the impact of currency (approximately 1 percentage point), partially offset by the impact of acquisitions (approximately 3 percentage points) and higher general administrative costs and inflation (approximately 2 percentage points).

Operating Earnings
Segment operating earnings decreased 6% in the six-month period ended January 26, 2014 from the year-ago period.
An analysis of operating earnings by segment follows:

	Six Months Ended
(Millions)	January 26, 2014	January 27, 2013	% Change
U.S. Simple Meals	$425	$465	(9)%
Global Baking and Snacking	166	159	4
International Simple Meals and Beverages	58	66	(12)
U.S. Beverages	55	67	(18)
Bolthouse and Foodservice	65	64	2
	769	821	(6)%
Unallocated corporate expenses	(69)	(146)
Restructuring charges(1)	(34)	(30)
Earnings before interest and taxes	$666	$645
__________________________________________

(1)	See Note 8 to the Consolidated Financial Statements for additional information on restructuring charges.
Earnings from U.S. Simple Meals decreased 9%. The decrease was primarily due to lower sales volumes, expenses related to the Plum product recall, increased promotional spending and higher advertising expenses, partially offset by higher selling prices. Productivity savings offset cost inflation and supply chain costs.
Earnings from Global Baking and Snacking increased 4%. Operating earnings increased primarily due to higher selling prices, productivity improvements and the Kelsen acquisition, partially offset by cost inflation and higher promotional spending. The operating earnings increase reflected Kelsen's operating results and growth in Pepperidge Farm, partly offset by lower earnings in Arnott’s and the unfavorable impact of currency.
Earnings from International Simple Meals and Beverages decreased 12%. The decrease in operating earnings was primarily due to lower selling prices and the unfavorable impact of currency, partly offset by lower administrative expenses.
Earnings from U.S. Beverages decreased 18%, primarily due to lower sales volumes, cost inflation and supply chain costs, partly offset by productivity improvements and lower advertising expenses.
Earnings from Bolthouse and Foodservice increased 2%. The increase was primarily due to reduced administrative expenses and earnings associated with the additional week of Bolthouse sales in the six-month period ended January 26, 2014, partly offset by a lower gross margin percentage and increased advertising for the Bolthouse Farms brand.
Unallocated corporate expenses included restructuring-related costs of $2 million in the six-month period ended January 26, 2014 and $61 million in the year-ago period. The current period included a $9 million loss on foreign exchange forward contracts related to the sale of the European simple meals business. The prior-year period included $10 million of transaction costs associated with the Bolthouse Farms acquisition. The remaining decline in the current period was primarily due to lower incentive compensation costs and gains on foreign exchange transactions on open commodity hedges.
Interest Expense
Interest expense decreased to $60 million in the six-month period ended January 26, 2014 from $69 million in the year-ago period, reflecting lower interest rates, partially offset by higher levels of debt to fund the Kelsen and Plum acquisitions.
Taxes on Earnings
The effective tax rate was 32.8% in the six-month period ended January 26, 2014, compared to 31.5% in the year-ago period. The current-year period included a tax benefit of $11 million on $36 million of restructuring charges and restructuring-related costs. The prior-year period included a tax benefit of $34 million on $91 million of restructuring charges and restructuring-related costs. In 2014, the company recognized tax expense of $7 million associated with the sale of the European simple meals business. After adjusting for items impacting comparability, the remaining decrease in the effective rate in 2014 was primarily due to lower taxes on foreign earnings in 2014, partially offset by a favorable settlement of a state tax matter in 2013.

Restructuring Charges
2014 Initiatives
In the second quarter of 2014, the company and its joint venture partner Swire Pacific Limited agreed to restructure manufacturing and streamline operations for its soup and broth business in China. As a result, certain assets were impaired, and approximately 110 positions will be eliminated. The company recorded a restructuring charge of $13 million ($5 million after tax or $.02 per share in earnings from continuing operations attributable to Campbell Soup Company) related to this initiative. The charge consisted of $1 million of employee severance and benefit costs, $11 million related to asset impairment and $1 million of other exit costs. The company does not expect additional charges. Annual ongoing pre-tax savings are expected to be $6 million. These charges are associated with the International Simple Meals and Beverages segment. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.
In the first quarter of 2014, the company streamlined its salaried workforce in North America and in the Asia Pacific region. Approximately 200 positions were eliminated. The actions were substantially completed in October 2013. The company recorded a restructuring charge of $20 million ($13 million after tax or $.04 per share) associated with this initiative for severance and benefit costs. The company does not expect additional charges. The company expects the total pre-tax costs of this initiative to represent cash expenditures, the majority of which will be spent in 2014. The cash outflows related to this initiative are not expected to have a material adverse impact on the company's liquidity.
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

•
In Mexico, the company entered into commercial arrangements with third-party providers to expand access to manufacturing and distribution capabilities. The third-party providers will produce and distribute the company's beverages, soups, broths and sauces throughout the Mexican market. As a result of these agreements, the company closed its plant in Villagrán, Mexico, and eliminated approximately 260 positions in the first quarter of 2014.

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
In the six-month period ended January 26, 2014, the company recorded a restructuring charge of $1 million related to the 2013 initiatives. In addition, approximately $2 million of costs related to the 2013 initiatives were recorded in Cost of products sold, representing other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in the six-month period ended January 26, 2014 was $2 million, or $.01 per share. In 2013, the company recorded a restructuring charge of $51 million. In addition, approximately $91 million of costs related to these initiatives were recorded in 2013 in Cost of products sold, representing accelerated depreciation and other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in 2013 was $90 million, or $.28 per share. Of the amounts recorded in 2013, $30 million of restructuring charges were recorded in the six-month period ended January 27, 2013, and approximately $61 million of costs related to these initiatives were recorded in Cost of products sold, representing accelerated depreciation and other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in the six-month period ended January 27, 2013 was $57 million, or $.18 per share.

A summary of the pre-tax costs and remaining costs associated with the initiatives is as follows:

(Millions)	Total Program	Recognized as of January 26, 2014	Remaining Costs to be Recognized
Severance pay and benefits	$35	$(35)	$—
Accelerated depreciation/asset impairment	99	(99)	—
Other exit costs	14	(11)	3
Total	$148	$(145)	$3
Of the aggregate $148 million of pre-tax costs, the company expects approximately $46 million will be cash expenditures. In addition, the company expects to invest approximately $31 million in capital expenditures, primarily to relocate and refurbish a beverage filling and packaging line, and relocate bread production, of which approximately $23 million has been invested as of January 26, 2014. The outstanding aspects of the 2013 initiatives are expected to be completed in 2014. The remaining cash outflows related to these restructuring initiatives are not expected to have a material adverse impact on the company’s liquidity.
The initiatives included in this program, once fully implemented, are expected to generate annual ongoing pre-tax savings of approximately $40 million beginning in 2015, with 2014 savings of approximately $30 million.
The total pre-tax costs of $148 million associated with segments are expected to be as follows: U.S. Simple Meals - $90 million; Global Baking and Snacking - $16 million; International Simple Meals and Beverages - $9 million; U.S. Beverages - $31 million; and Bolthouse and Foodservice - $2 million. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.
2011 Initiatives
In the fourth quarter of 2011, the company announced a series of initiatives to improve supply chain efficiency and reduce overhead costs across the organization to help fund plans to drive the growth of the business. The company also announced its exit from the Russian market. Details of the 2011 initiatives include:

•
In Australia, the company is investing in a new system to automate packing operations at its biscuit plant in Virginia. This investment continued through the second quarter of 2014 and will result in the elimination of approximately 190 positions, which is expected to occur in 2014. The company expects to continue investing in the new system through 2015. Further, the company improved asset utilization in the U.S. by shifting production of ready-to-serve soups from Paris, Texas, to other facilities in 2012. In addition, the manufacturing facility in Marshall, Michigan, was closed in 2011, and manufacturing of Campbell’s Soup at Hand microwavable products was consolidated at the Maxton, North Carolina, plant in 2012.

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
In 2012, the company recorded a restructuring charge of $10 million ($6 million after tax or $.02 per share) related to the 2011 initiatives. Of the amount recorded in 2012, $3 million related to discontinued operations. In the fourth quarter of 2011, the company recorded a restructuring charge of $63 million ($41 million after tax or $.12 per share). Of the amount recorded in 2011, $3 million related to discontinued operations. A summary of the pre-tax charges recognized is as follows:

(Millions)	Total Program
Severance pay and benefits	$41
Asset impairment/accelerated depreciation	23
Other exit costs	9
Total	$73
As of January 26, 2014, the 2011 initiatives were substantially completed. Of the aggregate $73 million of pre-tax costs, approximately $50 million represented cash expenditures, the majority of which was spent in 2012. In addition, the company expects to invest approximately $45 million in capital expenditures in connection with the actions, of which approximately $35 million has been invested as of January 26, 2014. The remaining cash outflows related to these programs are not expected to have a material adverse impact on the company’s liquidity.
The initiatives included in this program are expected to generate annual pre-tax cash savings of approximately $60 million beginning in 2012 and increasing to approximately $70 million in 2014.
The total pre-tax costs of $73 million associated with each segment were as follows: U.S. Simple Meals - $32 million; Global Baking and Snacking - $14 million; International Simple Meals and Beverages - $17 million; U.S. Beverages - $3 million; Bolthouse and Foodservice - $1 million; and Corporate - $6 million. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.
See Note 8 to the Consolidated Financial Statements for additional information.
Discontinued Operations
On October 28, 2013, the company completed the sale of its European simple meals business to Soppa Investments S.à r.l., an affiliate of CVC Capital Partners. The transaction was completed pursuant to a sale and purchase agreement dated September 30, 2013, for approximately €400 million, or $548 million, subject to certain post-closing adjustments. The company recognized a pre-tax gain of $147 million ($90 million after tax or $.28 per share) in the three-month period ended January 26, 2014 and a pre-tax gain of $141 million ($72 million after tax or $.23 per share) in the six-month period ended January 26, 2014. The final gain on the sale is subject to the resolution of the post-closing adjustments.
The company has reflected the results of the European simple meals business as discontinued operations in the Consolidated Statements of Earnings for all periods presented. The business was historically included in the International Simple Meals and Beverages segment.
Results of discontinued operations were as follows:

	Three Months Ended		Six Months Ended
(Millions)	January 26, 2014	January 27, 2013	January 26, 2014	January 27, 2013
Net sales	$—	$171	$137	$302

Earnings before taxes	$—	$24	$14	$41
Taxes on earnings	—	5	5	9
Gain on sale	147	—	141	—
Tax impact of gain on sale	57	—	69	—
Earnings from discontinued operations	$90	$19	$81	$32
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
The company generated cash from operations of $363 million in the six-month period ended January 26, 2014, compared to $499 million in the year-ago period. The decrease was primarily due to taxes paid on the divestiture of the European simple meals business and lower cash earnings in fiscal 2014.
Capital expenditures were $127 million in the six-month period ended January 26, 2014 compared to $110 million in the year-ago period. To date, capital expenditures in 2014 included capacity expansion at Pepperidge Farm (approximately $19 million), the refurbishment of a beverage filling and packaging line for the U.S. Beverages business (approximately $8 million), the ongoing initiative to simplify the soup-making process in North America (also known as the soup common platform initiative) (approximately $6 million), continued enhancement of the company's corporate headquarters (approximately $5 million), the packing automation and capacity expansion projects at one of the company’s Australian biscuit plants (approximately $3 million), an advanced planning system in North America (approximately $3 million), and a soup capacity expansion project for the North America Foodservice business (approximately $2 million). Capital expenditures are expected to total approximately $350 million in 2014.

Dividend payments were $195 million in the six-month period ended January 26, 2014 and $366 million in the six-month period ended January 27, 2013. The decrease in dividend payments was due to the acceleration into December 2012 of dividend payments that would have otherwise occurred in January 2013 and April 2013.
The company repurchased approximately 2 million shares at a cost of $76 million during the six-month period ended January 26, 2014 and approximately 2 million shares at a cost of $63 million during the six-month period ended January 27, 2013. In June 2011, the company's Board of Directors authorized the purchase of up to $1 billion of company stock. Approximately $750 million remained available to repurchase shares under the company's June 2011 repurchase program as of January 26, 2014. This program has no expiration date. The company suspended purchases under this program in July 2012. In addition to the June 2011 publicly announced share repurchase program, the company also purchased shares to offset the impact of dilution from shares issued under the company’s stock compensation plans. See “Unregistered Sales of Equity Securities and Use of Proceeds” for more information.
At January 26, 2014, the company had $1.958 billion of short-term borrowings due within one year, of which $1.184 billion was comprised of commercial paper borrowings, and $42 million of standby letters of credit issued on behalf of the company. In December 2013, the company renewed its committed revolving credit facilities, combining the previous two facilities totaling $2.0 billion into a new five-year facility totaling $2.2 billion. The new facility matures in December 2018. This facility remained unused at January 26, 2014, except for $3 million of standby letters of credit issued on behalf of the company. This revolving credit facility supports the company’s commercial paper programs and other general corporate purposes. The company may also increase the commitment under the credit facility up to an additional $500 million, upon the agreement of either existing lenders or of additional banks not currently parties to the existing credit agreements.
On October 28, 2013, the company completed the sale of its European simple meals business to Soppa Investments S.à r.l., an affiliate of CVC Capital Partners. The transaction was completed pursuant to a sale and purchase agreement dated September 30, 2013, for approximately €400 million, or $548 million, subject to certain post-closing adjustments. The company used the proceeds from the sale to pay taxes on the sale, reduce debt and for other general corporate purposes.
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
The company wishes to caution the reader that the following important factors and those important factors described in other Securities and Exchange Commission filings of the company, or in the company’s 2013 Annual Report on Form 10-K, could affect the company’s actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, the company:

•	the impact of strong competitive response to the company’s efforts to leverage its brand power with product innovation, promotional programs and new advertising;

•	the impact of changes in consumer demand for the company’s products;

•	the risks in the marketplace associated with trade and consumer acceptance of product improvements, shelving initiatives, new products, and pricing and promotional strategies;

•
the company’s ability to achieve sales and earnings guidance, which is based on assumptions about sales volume, product mix, the development and success of new products, the impact of marketing, promotional and pricing actions, product costs and currency;

•	the company’s ability to realize projected cost savings and benefits, including restructuring initiatives;

•	the company’s ability to successfully manage changes to its business processes, including selling, distribution, manufacturing and information management systems;

•	the practices and increased significance of certain of the company’s key customers;

•	the impact of new or changing inventory management practices by the company’s customers;

•	the impact of fluctuations in the supply of and inflation in energy, raw and packaging materials cost;

•	the impact of completing and integrating acquisitions, divestitures and other portfolio changes;

•	the uncertainties of litigation described from time to time in the company’s Securities and Exchange Commission filings;

•	the impact of changes in currency exchange rates, tax rates, interest rates, debt and equity markets, inflation rates, economic conditions and other external factors; and

•	the impact of unforeseen business disruptions in one or more of the company’s markets due to political instability, civil disobedience, armed hostilities, natural disasters or other calamities.
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
Item 4. CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures
The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer and Chief Administrative Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 26, 2014 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer and Chief Administrative Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective.

b.	Changes in Internal Controls
There were no changes in the company’s internal control over financial reporting that materially affected, or were likely to materially affect, such control over financial reporting during the quarter ended January 26, 2014.

PART II
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions) (3)
10/28/13-11/30/13	225,000	$42.66	—	$750
12/1/13-12/31/13	1,014,000	$41.09	—	$750
1/1/14-1/26/14	544,000	$42.66	—	$750
Total	1,783,000	$41.77	—	$750
____________________________________

(1)	Represents shares repurchased in open-market transactions to offset the dilutive impact to existing shareholders of issuances under the company's stock compensation plans.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

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

Date: March 6, 2014

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