Form 10-Q
period 2014-04-27
CAMPBELL SOUP CO
filed 2014-06-04
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
_____________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 27, 2014	Commission File Number 1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.

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

There were 313,914,401 shares of capital stock outstanding as of May 29, 2014.

PART I

ITEM 1. FINANCIAL INFORMATION
CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013
Net sales	$1,970	$1,962	$6,416	$6,329
Costs and expenses
Cost of products sold	1,294	1,256	4,149	4,040
Marketing and selling expenses	217	245	746	756
Administrative expenses	134	164	424	482
Research and development expenses	30	35	88	94
Other expenses / (income)	2	4	16	24
Restructuring charges	1	1	35	31
Total costs and expenses	1,678	1,705	5,458	5,427
Earnings before interest and taxes	292	257	958	902
Interest expense	31	33	91	102
Interest income	1	2	2	7
Earnings before taxes	262	226	869	807
Taxes on earnings	79	59	278	242
Earnings from continuing operations	183	167	591	565
Earnings from discontinued operations	—	12	81	44
Net earnings	183	179	672	609
Less: Net earnings (loss) attributable to noncontrolling interests	(1)	(2)	(9)	(7)
Net earnings attributable to Campbell Soup Company	$184	$181	$681	$616
Per Share — Basic
Earnings from continuing operations attributable to Campbell Soup Company	$.59	$.54	$1.91	$1.82
Earnings from discontinued operations	—	.04	.26	.14
Net earnings attributable to Campbell Soup Company	$.59	$.58	$2.17	$1.96
Dividends	$.312	$—	$.936	$.87
Weighted average shares outstanding — basic	314	314	314	314
Per Share — Assuming Dilution
Earnings from continuing operations attributable to Campbell Soup Company	$.58	$.53	$1.90	$1.80
Earnings from discontinued operations	—	.04	.26	.14
Net earnings attributable to Campbell Soup Company	$.58	$.57	$2.16	$1.94
Weighted average shares outstanding — assuming dilution	316	317	316	317
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(unaudited)
(millions)

	Three Months Ended
	April 27, 2014			April 28, 2013
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$183			$179
Other comprehensive income (loss):
Foreign currency translation adjustments	$68	$—	68	$(32)	$5	(27)
Cash-flow hedges:
Unrealized gains (losses) arising during the period	(5)	2	(3)	(5)	2	(3)
Reclassification adjustment for (gains) losses included in net earnings	1	—	1	—	—	—
Pension and other postretirement benefits:
Net actuarial gain (loss) arising during the period	(1)	—	(1)	1	—	1
Reclassification of prior service credit included in net earnings	(1)	—	(1)	—	—	—
Reclassification of net actuarial loss included in net earnings	40	(14)	26	31	(11)	20
Other comprehensive income (loss)	$102	$(12)	90	$(5)	$(4)	(9)
Total comprehensive income (loss)			$273			$170
Total comprehensive income (loss) attributable to noncontrolling interests			—			(2)
Total comprehensive income (loss) attributable to Campbell Soup Company			$273			$172

	Nine Months Ended
	April 27, 2014			April 28, 2013
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$672			$609
Other comprehensive income (loss):
Foreign currency translation adjustments	$(1)	$(1)	(2)	$6	$1	7
Reclassification of currency translation adjustments realized upon disposal of business	(22)	3	(19)	—	—	—
Cash-flow hedges:
Unrealized gains (losses) arising during period	(4)	2	(2)	(1)	—	(1)
Reclassification adjustment for (gains) losses included in net earnings	1	—	1	1	—	1
Pension and other postretirement benefits:
Net actuarial gain (loss) arising during the period	7	(2)	5	1	—	1
Reclassification of prior service credit included in net earnings	(2)	—	(2)	(2)	—	(2)
Reclassification of net actuarial loss included in net earnings	87	(30)	57	93	(32)	61
Other comprehensive income (loss)	$66	$(28)	38	$98	$(31)	67
Total comprehensive income (loss)			$710			$676
Total comprehensive income (loss) attributable to noncontrolling interests			(9)			(7)
Total comprehensive income (loss) attributable to Campbell Soup Company			$719			$683

See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	April 27, 2014	July 28, 2013
Current assets
Cash and cash equivalents	$222	$333
Accounts receivable, net	669	635
Inventories	858	925
Other current assets	198	135
Current assets of discontinued operations held for sale	—	193
Total current assets	1,947	2,221
Plant assets, net of depreciation	2,263	2,260
Goodwill	2,431	2,297
Other intangible assets, net of amortization	1,185	1,021
Other assets	138	131
Non-current assets of discontinued operations held for sale	—	393
Total assets	$7,964	$8,323
Current liabilities
Short-term borrowings	$1,662	$1,909
Payable to suppliers and others	501	523
Accrued liabilities	550	617
Dividend payable	101	100
Accrued income taxes	3	19
Current liabilities of discontinued operations held for sale	—	114
Total current liabilities	2,817	3,282
Long-term debt	2,247	2,544
Deferred taxes	581	489
Other liabilities	728	776
Non-current liabilities of discontinued operations held for sale	—	22
Total liabilities	6,373	7,113
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	322	362
Earnings retained in the business	2,159	1,772
Capital stock in treasury, at cost	(364)	(364)
Accumulated other comprehensive loss	(527)	(565)
Total Campbell Soup Company shareholders' equity	1,602	1,217
Noncontrolling interests	(11)	(7)
Total equity	1,591	1,210
Total liabilities and equity	$7,964	$8,323
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Nine Months Ended
	April 27, 2014	April 28, 2013
Cash flows from operating activities:
Net earnings	$672	$609
Adjustments to reconcile net earnings to operating cash flow
Restructuring charges	35	31
Stock-based compensation	46	82
Depreciation and amortization	222	318
Deferred income taxes	20	(10)
Gain on sale of business	(141)	—
Other, net	90	114
Changes in working capital
Accounts receivable	(55)	(40)
Inventories	104	(52)
Prepaid assets	(25)	1
Accounts payable and accrued liabilities	(110)	(82)
Pension fund contributions	(45)	(83)
Receipts from (payments of) hedging activities	(6)	20
Other	(44)	(44)
Net cash provided by operating activities	763	864
Cash flows from investing activities:
Purchases of plant assets	(198)	(205)
Sales of plant assets	19	4
Businesses acquired, net of cash acquired	(329)	(1,558)
Sale of business, net of cash divested	520	—
Other, net	(1)	(15)
Net cash provided by (used in) investing activities	11	(1,774)
Cash flows from financing activities:
Net short-term borrowings (repayments)	(303)	613
Long-term borrowings	—	1,250
Repayments of notes payable	(300)	(400)
Dividends paid	(293)	(366)
Treasury stock purchases	(76)	(139)
Treasury stock issuances	14	78
Excess tax benefits on stock-based compensation	11	9
Contributions from noncontrolling interest	5	3
Other, net	—	(17)
Net cash provided by (used in) financing activities	(942)	1,031
Effect of exchange rate changes on cash	(11)	(3)
Net change in cash and cash equivalents	(179)	118
Cash and cash equivalents continuing operations — beginning of period	333	335
Cash and cash equivalents discontinued operations — beginning of period	68	—
Cash and cash equivalents discontinued operations — end of period	—	—
Cash and cash equivalents continuing operations — end of period	$222	$453
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at July 29, 2012	542	$20	(230)	$(8,259)	$329	$9,584	$(776)	$—	$898
Contribution from noncontrolling interest								3	3
Net earnings (loss)						616		(7)	609
Other comprehensive income (loss)							67	—	67
Dividends ($.87 per share)						(279)			(279)
Treasury stock purchased			(4)	(139)					(139)
Treasury stock retired	(219)	(8)	219	7,907		(7,899)			—
Treasury stock issued under management incentive and stock option plans			4	126	28				154
Balance at April 28, 2013	323	$12	(11)	$(365)	$357	$2,022	$(709)	$(4)	$1,313
Balance at July 28, 2013	323	$12	(11)	$(364)	$362	$1,772	$(565)	$(7)	$1,210
Contribution from noncontrolling interest								5	5
Net earnings (loss)						681		(9)	672
Other comprehensive income (loss)							38	—	38
Dividends ($.936 per share)						(294)			(294)
Treasury stock purchased			(2)	(76)					(76)
Treasury stock issued under management incentive and stock option plans			2	76	(40)				36
Balance at April 27, 2014	323	$12	(11)	$(364)	$322	$2,159	$(527)	$(11)	$1,591
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(unaudited)
(currency in millions, except per share amounts)

1.	Basis of Presentation and Significant Accounting Policies
The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the indicated periods. The accounting policies used in preparing these financial statements are consistent with those applied in the Annual Report on Form 10-K for the year ended July 28, 2013. The results for the period are not necessarily indicative of the results to be expected for other interim periods or the full year. Certain amounts in prior-year financial statements were reclassified to conform to the current-year presentation. The company's fiscal year ends on the Sunday nearest July 31. There were 52 weeks in 2013. There will be 53 weeks in 2014.

2.	Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (FASB) issued guidance related to disclosures about offsetting (netting) of assets and liabilities in the statement of financial position. The guidance requires entities to disclose gross information and net information about both instruments and transactions that are offset in the statement of financial position, and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope includes financial instruments and derivative instruments. In January 2013, the FASB issued an amendment to the guidance to limit the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting arrangement or similar arrangement. The disclosures were required for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The company adopted the guidance in the first quarter of 2014. The adoption resulted in additional disclosures, but did not have an impact on the company’s consolidated financial statements. See Note 12.
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
In February 2013, the FASB issued guidance for the recognition, measurement, and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount is fixed. Such obligations may include debt arrangements, legal settlements, and other contractual arrangements. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be applied retrospectively to all prior periods presented for those obligations within scope that existed as of the beginning of the fiscal year of adoption. Early adoption is permitted. The company is currently evaluating the guidance but does not expect the adoption to have a material impact on the company’s consolidated financial statements.
In March 2013, the FASB issued guidance on the accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The company will apply the guidance to applicable transactions.
In July 2013, the FASB issued guidance which permits an entity to designate the Fed Funds Effective Swap Rate, also referred to as the overnight index swap rate, as a benchmark interest rate in a hedge accounting relationship. In addition, the guidance removes the restriction on using different benchmark interest rates for similar hedges. The guidance was effective in July 2013. The company will apply the guidance to applicable transactions.
In July 2013, the FASB issued guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires the netting of unrecognized tax benefits (UTBs) against a deferred tax asset for a loss or other carryforward that would apply in settlement of uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be applied prospectively to all UTBs that exist at the effective date. Retrospective application is permitted. The company is currently evaluating the new guidance but does not expect the adoption to have a material impact on the company’s consolidated financial statements.

In April 2014, the FASB issued revised guidance redefining discontinued operations, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance is effective for fiscal years beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted. The company will prospectively apply the guidance to applicable transactions.
In May 2014, the FASB issued revised guidance on the recognition of revenue from contracts with customers. The guidance is designed to create greater comparability for financial statement users across industries and jurisdictions. The guidance also requires enhanced disclosures. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The company is currently evaluating the new guidance.

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
The acquisition of Kelsen contributed $17 to Net sales and resulted in a Net loss of $4 for the three-month period ended April 27, 2014. The acquisition also contributed $161 to Net sales and $7 to Net earnings from August 8, 2013 to April 27, 2014.
On June 13, 2013, the company completed the acquisition of Plum, PBC (formerly Plum Inc.) for $249.
The acquisition of Plum contributed $24 to Net sales and resulted in a Net loss of $3 for the three-month period ended April 27, 2014. The acquisition also contributed $56 to Net sales and resulted in a Net loss of $15 for the nine-month period ended April 27, 2014. The Net loss for the nine-month period ended April 27, 2014 included $11 of after-tax costs incurred from a voluntary product recall (see Note 18 for additional details).
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
The purchase price allocation for Kelsen is preliminary and is subject to the finalization of tax balances.
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

The following unaudited summary information is presented on a consolidated pro forma basis as if the Kelsen acquisition had occurred on July 30, 2012 and the Plum and Bolthouse acquisitions had occurred on August 1, 2011:

	Three Months Ended		Nine Months Ended
	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013
Net sales	$1,970	$2,001	$6,420	$6,573
Earnings from continuing operations attributable to Campbell Soup Company	$184	$165	$601	$569
Earnings per share from continuing operations attributable to Campbell Soup Company	$.58	$.52	$1.90	$1.79
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
On October 28, 2013, the company completed the sale of its European simple meals business to Soppa Investments S.à r.l., an affiliate of CVC Capital Partners, for approximately €400, or $548. The purchase price was subject to certain post-closing adjustments, which resulted in a $14 reduction of proceeds. The company recognized a pre-tax gain of $141 ($72 after tax or $.23 per share) in the nine-month period ended April 27, 2014. The European business included the Erasco and Heisse Tasse soups in Germany; Liebig and Royco soups in France; Devos Lemmens mayonnaise and cold sauces and Royco soups in Belgium; and Blå Band and Isomitta soups and sauces in Sweden. The company used the proceeds from the sale to pay taxes on the sale, reduce debt and for other general corporate purposes.
The company has reflected the results of the European simple meals business as discontinued operations in the Consolidated Statements of Earnings for all periods presented. The business was historically included in the International Simple Meals and Beverages segment.
Results of discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013
Net sales	$—	$132	$137	$434

Earnings before taxes	$—	$15	$14	$56
Taxes on earnings	—	3	5	12
Gain on sale	—	—	141	—
Tax impact of gain on sale	—	—	69	—
Earnings from discontinued operations	$—	$12	$81	$44

The assets and liabilities of the business have been reflected in assets and liabilities held for sale in the Consolidated Balance Sheet as of July 28, 2013, and are comprised of the following:

July 28, 2013
Cash	$68
Accounts receivable	54
Inventories	68
Prepaid expenses	3
Current assets	$193

Plant assets	$98
Goodwill	110
Intangible assets	150
Other assets	35
Non-current assets	$393

Accounts payable	$60
Accrued liabilities	54
Current liabilities	$114

Non-current pension obligation	$11
Other liabilities	11
Non-current liabilities	$22

5.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

	Foreign Currency Translation Adjustment (1)	Gains (Losses) on Cash Flow Hedges (2)	Pension and Postretirement Benefit Plan Adjustments (3)	Total Accumulated Comprehensive Income (Loss)
Balance at July 28, 2013	$170	$5	$(740)	$(565)
Other comprehensive income (loss) before reclassifications	(2)	(2)	5	1
Amounts reclassified from accumulated other comprehensive income (loss)	(19)	1	55	37
Net current-period other comprehensive income (loss)	(21)	(1)	60	38
Balance at April 27, 2014	$149	$4	$(680)	$(527)
_____________________________________

(1)
Included a tax expense of $7 as of April 27, 2014, and $9 as of July 28, 2013. The amount reclassified from other comprehensive income was related to the divestiture of the European simple meals business and was included in earnings from discontinued operations.

(2)	Included a tax expense of $1 as of April 27, 2014, and $3 as of July 28, 2013.

(3)
Included a tax benefit of $392 as of April 27, 2014, and $424 as of July 28, 2013. The amount reclassified from other comprehensive income included a pre-tax settlement charge of $18, or $11 after tax.

The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
Details about Accumulated Other Comprehensive Income Components	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013	Location of (Gain) Loss Recognized in Earnings
	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
(Gains) losses on cash flow hedges:
Foreign exchange forward contracts	$(1)	$(1)	$(2)	$(2)	Cost of products sold
Foreign exchange forward contracts	1	—	—	—	Other expenses / (income)
Forward starting interest rate swaps	1	1	3	3	Interest expense
Total before tax	1	—	1	1
Tax expense (benefit)	—	—	—	—
(Gain) loss, net of tax	$1	$—	$1	$1

Amortization of pension and postretirement benefit adjustments:
Prior service credits	$(1)	$—	$(2)	$(2)	(1)
Net actuarial losses	40	31	87	93	(1)
Total before tax	39	31	85	91
Tax expense (benefit)	(14)	(11)	(30)	(32)
(Gain) loss, net of tax	$25	$20	$55	$59
_____________________________________

(1)
Net actuarial losses of $2 were recognized in earnings from discontinued operations as a result of the sale of the European simple meals business. Excluding the net actuarial losses related to the sale of the business, these items are included in the components of net periodic benefit costs (see Note 11 for additional details).

In the nine-month period ended April 27, 2014, a pre-tax loss of $22 ($19 after tax) on foreign currency translation adjustments was also reclassified from Accumulated other comprehensive income. The loss was related to the divestiture of the European simple meals business and was included in earnings from discontinued operations.

6.	Goodwill and Intangible Assets
The following table shows the changes in the carrying amount of goodwill by business segment:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Total
Balance at July 28, 2013	$450	$775	$122	$112	$838	$2,297
Acquisition	—	136	—	—	—	136
Foreign currency translation adjustment	—	6	(8)	—	—	(2)
Balance at April 27, 2014	$450	$917	$114	$112	$838	$2,431
In 2014, the company acquired Kelsen for $331 and goodwill related to the acquisition was $136. See Note 3.

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

Intangible Assets	April 27, 2014	July 28, 2013
Non-amortizable intangible assets
Trademarks	$961	$810
Amortizable intangible assets
Customer relationships	$179	$156
Technology	40	40
Other	36	32
Total gross amortizable intangible assets	$255	$228
Accumulated amortization	(31)	(17)
Total net intangible assets	$1,185	$1,021
Non-amortizable intangible assets consist of trademarks, which include Bolthouse Farms, Pace, Plum Organics, Kjeldsens and Royal Dansk. Other amortizable intangible assets consist substantially of recipes, patents, trademarks and distributor relationships.
Amortization of intangible assets in Earnings from continuing operations was $13 and $11 for the nine-month periods ended April 27, 2014 and April 28, 2013, respectively. The estimated aggregated amortization expense is estimated to be $18 in each of the fiscal periods 2014 through 2017 and $14 in 2018. Asset useful lives range from 5 to 20 years.

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
The U.S. Simple Meals segment includes the following products: Campbell’s condensed and ready-to-serve soups; Swanson broth and stocks; Prego pasta sauces; Pace Mexican sauces; Campbell’s gravies, pasta, beans and dinner sauces; Swanson canned poultry; and as of June 13, 2013, Plum Organics food and snacks.
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

	Three Months Ended		Nine Months Ended
	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013
Net sales
U.S. Simple Meals	$672	$627	$2,426	$2,356
Global Baking and Snacking	564	568	1,812	1,703
International Simple Meals and Beverages	186	225	592	682
U.S. Beverages	190	198	539	569
Bolthouse and Foodservice	358	344	1,047	1,019
Total	$1,970	$1,962	$6,416	$6,329

	Three Months Ended		Nine Months Ended
	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013
Earnings before interest and taxes
U.S. Simple Meals	$175	$156	$600	$621
Global Baking and Snacking	68	73	234	232
International Simple Meals and Beverages	27	28	85	94
U.S. Beverages	29	33	84	100
Bolthouse and Foodservice	23	27	88	91
Corporate(1)	(29)	(59)	(98)	(205)
Restructuring charges(2)	(1)	(1)	(35)	(31)
Total	$292	$257	$958	$902
_______________________________________

(1)
Represents unallocated corporate expenses. A pension settlement charge of $18 associated with a U.S. pension plan was included in the three- and nine-month periods ended April 27, 2014. The settlement resulted from the level of lump sum distributions from the plan's assets in 2014, primarily due to the closure of the facility in Sacramento, California. Restructuring-related costs of $2 were included in the nine-month period ended April 27, 2014. In addition, a loss of $9 on foreign exchange forward contracts related to the sale of the European simple meals business was included in the nine-month period ended April 27, 2014. Restructuring-related costs of $20 and $81 were included in unallocated corporate expenses for the three- and nine-month periods ended April 28, 2013, respectively. Also, acquisition related costs of $10 were included in the nine-month period ended April 28, 2013.

(2)	See Note 8 for additional information.

The company’s global net sales based on product categories are as follows:

	Three Months Ended		Nine Months Ended
	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013
Net sales
Simple Meals	$1,063	$1,040	$3,626	$3,611
Baked Snacks	597	601	1,912	1,805
Beverages	310	321	878	913
Total	$1,970	$1,962	$6,416	$6,329
Simple Meals include condensed and ready-to-serve soups, broths, sauces, carrot products, refrigerated salad dressings and Plum foods and snacks for babies, toddlers and children. Baked Snacks include cookies, crackers, biscuits, and other baked products.

8.	Restructuring Charges
2014 Initiatives
In the second quarter of 2014, the company and its joint venture partner Swire Pacific Limited agreed to restructure manufacturing and streamline operations for its soup and broth business in China. As a result, certain assets were impaired, and approximately 110 positions will be eliminated. The company recorded a restructuring charge of $14 ($6 after tax or $.02 per share in earnings from continuing operations attributable to Campbell Soup Company) related to this initiative. The company does not expect additional charges.
A summary of the restructuring activity and related reserve associated with this initiative at April 27, 2014 is as follows:

		Nine Months Ended
		April 27, 2014
	Accrued Balance at July 28, 2013	Charges	Cash Payments	Accrued Balance at April 27, 2014
Severance pay and benefits	$—	$2	$—	$2
Other exit costs (1)		1
Asset impairment		11
Total charges		$14
_______________________________________

(1)	Includes non-cash costs that are not reflected in the restructuring reserve in the Consolidated Balance Sheet.
These charges are associated with the International Simple Meals and Beverages segment. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.
In the first quarter of 2014, the company implemented initiatives to streamline its salaried workforce in North America and its workforce in the Asia Pacific region. Approximately 250 positions were eliminated. The actions were substantially completed in October 2013. The company recorded a restructuring charge of $20 ($13 after tax or $.04 per share) associated with this initiative for severance and benefit costs. The company does not expect additional charges. The company expects the total pre-tax costs of this initiative to represent cash expenditures, the majority of which will be spent in 2014.
A summary of the restructuring reserve associated with this workforce-related initiative at April 27, 2014 is as follows:

		Nine Months Ended
		April 27, 2014
	Accrued Balance at July 28, 2013	Charges	Cash Payments	Foreign Currency Translation Adjustment	Accrued Balance at April 27, 2014
Severance pay and benefits	$—	$20	$(9)	$—	$11
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

•
The company implemented an initiative to improve its Pepperidge Farm bakery supply chain cost structure by closing its plant in Aiken, South Carolina. The plant was closed in May 2014. The company shifted the majority of Aiken's bread production to its bakery plant in Lakeland, Florida. Approximately 110 positions were eliminated as a result of the plant closure.

•	The company streamlined its salaried workforce in U.S. Simple Meals, North America Foodservice and U.S. Beverages by approximately 70 positions. This action was substantially completed in August 2013.
In the nine-month period ended April 27, 2014, the company recorded a restructuring charge of $1 related to the 2013 initiatives. In addition, approximately $2 of costs related to the 2013 initiatives were recorded in Cost of products sold, representing other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in the nine-month period ended April 27, 2014 was $2, or $.01 per share. In 2013, the company recorded a restructuring charge of $51. In addition, approximately $91 of costs related to these initiatives were recorded in 2013 in Cost of products sold, representing accelerated depreciation and other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in 2013 was $90, or $.28 per share. Of the amounts recorded in 2013, $31 of restructuring charges were recorded in the nine-month period ended April 28, 2013, and approximately $81 of costs related to these initiatives were recorded in Cost of products sold, representing accelerated depreciation and other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in the nine-month period ended April 28, 2013 was $71, or $.22 per share. A summary of the pre-tax costs and remaining costs associated with the initiatives is as follows:

	Total Program	Recognized as of April 27, 2014	Remaining Costs to be Recognized
Severance pay and benefits	$35	$(35)	$—
Accelerated depreciation/asset impairment	99	(99)	—
Other exit costs	14	(11)	3
Total	$148	$(145)	$3
Of the aggregate $148 of pre-tax costs, the company expects approximately $46 will be cash expenditures. In addition, the company expects to invest approximately $31 in capital expenditures, primarily to relocate and refurbish a beverage filling and packaging line, and relocate bread production, of which approximately $26 has been invested as of April 27, 2014. The outstanding aspects of the 2013 initiatives are expected to be completed in 2014.
A summary of the restructuring activity and related reserves associated with the 2013 initiatives at April 27, 2014 is as follows:

		Nine Months Ended
		April 27, 2014
	Accrued Balance at July 28, 2013	Charges	Cash Payments	Accrued Balance at April 27, 2014
Severance pay and benefits	$17	$—	$(12)	$5
Other exit costs (1)		3
Total charges		$3
_______________________________________

(1)	Includes non-cash costs and other exit costs recognized as incurred that are not reflected in the restructuring reserve in the Consolidated Balance Sheet.
A summary of restructuring charges and related costs incurred to date associated with segments is as follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Total
Severance pay and benefits	$19	$2	5	$7	2	$35
Accelerated depreciation/asset impairment	64	10	3	22	—	99
Other exit costs	7	1	1	2	—	11
	$90	$13	$9	$31	$2	$145
The company expects to recognize additional pre-tax costs of approximately $3 in the Global Baking and Snacking segment. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.

2011 Initiatives
In the fourth quarter of 2011, the company announced a series of initiatives to improve supply chain efficiency and reduce overhead costs across the organization to help fund plans to drive the growth of the business. The company also announced its exit from the Russian market. Details of the 2011 initiatives include:

•
In Australia, the company is investing in a new system to automate packing operations at its biscuit plant in Virginia. This investment continued through the third quarter of 2014 and resulted in the elimination of approximately 190 positions in 2014. The company expects to continue investing in the new system through 2015. Further, the company improved asset utilization in the U.S. by shifting production of ready-to-serve soups from Paris, Texas, to other facilities in 2012. In addition, the manufacturing facility in Marshall, Michigan, was closed in 2011, and manufacturing of Campbell’s Soup at Hand microwavable products was consolidated at the Maxton, North Carolina, plant in 2012.

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
As of January 26, 2014, the 2011 initiatives were substantially completed. Of the aggregate $73 of pre-tax costs, approximately $50 represented cash expenditures, the majority of which was spent in 2012. In addition, the company expects to invest approximately $45 in capital expenditures in connection with the actions, of which approximately $37 has been invested as of April 27, 2014.
A summary of the restructuring activity and related reserves associated with the 2011 initiatives at April 27, 2014 is as follows:

		Nine Months Ended
		April 27, 2014
	Accrued Balance at July 28, 2013	Charges	Cash Payments	Foreign Currency Translation Adjustment	Accrued Balance at April 27, 2014
Severance pay and benefits	$3	$—	$(2)	$—	$1
Other exit costs	1	—	—	—	1
	$4	$—	$(2)	$—	$2
A summary of restructuring charges associated with each segment is as follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Corporate	Total
Severance pay and benefits	$10	$14	$11	$3	$1	$2	$41
Asset impairment/accelerated depreciation	20	—	3	—	—	—	23
Other exit costs	2	—	3	—	—	4	9
	$32	$14	$17	$3	$1	$6	$73

Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.

9.	Earnings per Share
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. There were no antidilutive stock options for the three- and nine-month periods ended April 27, 2014 and April 28, 2013.

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
The company owns a 70% controlling interest in a Malaysian food products manufacturing company. The noncontrolling interest’s share in the net earnings was included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings and was not material in the nine-month periods ended April 27, 2014 or April 28, 2013.
The noncontrolling interests in these entities were included in Total equity in the Consolidated Balance Sheets and Consolidated Statements of Equity.

11.	Pension and Postretirement Benefits
The company sponsors certain defined benefit pension plans and postretirement benefit plans for employees. Components of benefit expense were as follows:

	Three Months Ended				Nine Months Ended
	Pension		Postretirement		Pension		Postretirement
	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013
Service cost	$11	$15	$1	$1	$32	$43	$2	$3
Interest cost	29	27	4	3	87	81	13	11
Expected return on plan assets	(44)	(44)	—	—	(133)	(133)	—	—
Amortization of prior service credit	(1)	—	—	—	(1)	(1)	(1)	(1)
Recognized net actuarial loss	20	27	2	4	58	81	9	11
Curtailment loss	—	—	—	—	—	3	—	—
Settlement charge	18	—	—	—	18	—	—	—
Net periodic benefit expense	$33	$25	$7	$8	$61	$74	$23	$24
The settlement charge of $18 in 2014 was associated with a U.S. pension plan. The settlement resulted from the level of lump sum distributions from the plan's assets in 2014, primarily due to the closure of the facility in Sacramento, California.
The curtailment loss of $3 in 2013 related to the closure of the plant in Mexico and was included in the Restructuring charges. See also Note 8.
A contribution of $35 was made to U.S. pension plans and contributions of $10 were made to non-U.S. pension plans during the nine-month period ended April 27, 2014. Additional contributions to U.S. pension plans are not expected this year. Contributions to non-U.S. pension plans are expected to be approximately $1 during the remainder of the year.

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
Concentration of Credit Risk
The company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations.  To mitigate counterparty credit risk, the company only enters into contracts with carefully selected, leading, credit-worthy financial institutions, and distributes contracts among several financial institutions to reduce the concentration of credit risk. The company does not have credit-risk-related contingent features in its derivative instruments as of April 27, 2014. During 2013, the company's largest customer accounted for approximately 19% of consolidated net sales. The company closely monitors credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
The company is exposed to foreign currency exchange risk related to its international operations, including non-functional currency intercompany debt and net investments in subsidiaries. The company is also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. Principal currencies hedged include the Australian dollar, Canadian dollar, euro, Hong Kong dollar, Swedish krona, New Zealand dollar, British pound and Japanese yen. The company utilizes foreign exchange forward purchase and sale contracts, as well as cross-currency swaps, to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. The company hedges portions of its forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. To hedge currency exposures related to intercompany debt, foreign exchange forward purchase and sale contracts, as well as cross-currency swap contracts, are entered into for periods consistent with the underlying debt. As of April 27, 2014, cross-currency swap contracts mature between 15 and 39 months. The notional amount of foreign exchange forward and cross-currency swap contracts accounted for as cash-flow hedges was $70 at April 27, 2014 and $129 at July 28, 2013. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings on the same line item and the same period in which the underlying hedged transaction affects earnings. The notional amount of foreign exchange forward and cross-currency swap contracts that are not designated as accounting hedges was $584 and $895 at April 27, 2014 and July 28, 2013, respectively.
Interest Rate Risk
The company manages its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain its variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. The notional amount of outstanding fair-value interest rate swaps totaled $200 at July 28, 2013. These swaps matured in October 2013. The company manages its exposure to interest rate volatility on future debt issuances by entering into forward starting interest rate swaps to lock in the rate on the interest payments related to the forecasted debt issuances. Pay fixed rate/receive variable rate forward starting interest rate swaps are accounted for as cash-flow hedges. The notional amount of outstanding forward starting interest rate swaps totaled $250 at April 27, 2014 and at July 28, 2013.
Commodity Price Risk
The company principally uses a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. The company also enters into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of diesel fuel, soybean oil, wheat, aluminum, natural gas, cocoa and corn, which impact the cost of raw materials. Commodity futures, options, and swap contracts are either accounted for as cash-flow hedges or are not designated as accounting hedges. The company hedges a portion of commodity requirements for periods typically up to 18 months. There were no commodity contracts accounted for as cash-flow hedges as of April 27, 2014 or July 28, 2013. The notional amount of commodity contracts not designated as accounting hedges was $107 at April 27, 2014 and $105 at July 28, 2013.
Equity Price Risk
The company enters into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of the company’s capital stock, the total return of the Vanguard Institutional Index, and the total return of the Vanguard Total International Stock Index. Under these contracts, the company pays variable interest rates and receives from the counterparty either the total return on company capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index; or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index. These contracts were not designated as hedges for accounting purposes and are entered into for periods typically not exceeding 12 months. The notional amounts of the contracts as of April 27, 2014 and July 28, 2013 were $54 and $50, respectively.

The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of April 27, 2014 and July 28, 2013:

	Balance Sheet Classification	April 27, 2014	July 28, 2013
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$1	$2
Forward starting interest rate swaps	Other current assets	17	—
Interest rate swaps	Other current assets	—	1
Forward starting interest rate swaps	Other assets	—	23
Total derivatives designated as hedges		$18	$26
Derivatives not designated as hedges:
Commodity derivative contracts	Other current assets	$7	$2
Deferred compensation derivative contracts	Other current assets	—	2
Foreign exchange forward contracts	Other current assets	2	2
Total derivatives not designated as hedges		$9	$6
Total asset derivatives		$27	$32

	Balance Sheet Classification	April 27, 2014	July 28, 2013
Liability Derivatives
Derivatives designated as hedges:
Cross-currency swap contracts	Accrued liabilities	$—	$22
Foreign exchange forward contracts	Accrued liabilities	1	2
Total derivatives designated as hedges		$1	$24
Derivatives not designated as hedges:
Commodity derivative contracts	Accrued liabilities	$—	$6
Cross-currency swap contracts	Accrued liabilities	—	1
Foreign exchange forward contracts	Accrued liabilities	1	4
Cross-currency swap contracts	Other liabilities	3	1
Total derivatives not designated as hedges		$4	$12
Total liability derivatives		$5	$36
The company has elected not to offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of April 27, 2014 and July 28, 2013 would be adjusted as detailed in the following table:

	April 27, 2014			July 28, 2013
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$27	$(1)	$26	$32	$(8)	$24

Total liability derivatives	$5	$(1)	$4	$36	$(8)	$28
The company has elected not to offset fair value amounts recognized for exchange-traded commodity derivative instruments and cash margin accounts executed with the same counterparty that are subject to enforceable netting agreements. The company is required to maintain cash margin accounts in connection with funding the settlement of open positions. At April 27, 2014, the cash margin account requirement was not material. At July 28, 2013, a cash margin account balance of $7 was included in Other current assets in the Consolidated Balance Sheet.
The following tables show the effect of the company’s derivative instruments designated as cash-flow hedges for the three- and nine-month periods ended April 27, 2014 and April 28, 2013, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:
Derivatives Designated as Cash-Flow Hedges

		Total Cash-Flow Hedge OCI Activity
Three Months Ended April 27, 2014, and April 28, 2013		2014	2013
OCI derivative gain (loss) at beginning of quarter		$9	$(11)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		(1)	—
Forward starting interest rate swaps		(4)	(6)
Cross-currency swap contracts		—	1
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	(1)	(1)
Foreign exchange forward contracts	Other expenses / (income)	1	—
Forward starting interest rate swaps	Interest expense	1	1
OCI derivative gain (loss) at end of quarter		$5	$(16)

		Total Cash-Flow Hedge OCI Activity
Nine Months Ended April 27, 2014, and April 28, 2013		2014	2013
OCI derivative gain (loss) at beginning of year		$8	$(16)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		2	(1)
Forward starting interest rate swaps		(6)	(1)
Cross-currency swap contracts		—	1
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	(2)	(2)
Forward starting interest rate swaps	Interest expense	3	3
OCI derivative gain (loss) at end of quarter		$5	$(16)
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is not material. The ineffective portion and amount excluded from effectiveness testing were not material.
The following table shows the effect of the company’s derivative instruments designated as fair-value hedges in the Consolidated Statements of Earnings:

		Amount of Gain (Loss) Recognized in Earnings on Derivatives		Amount of Gain (Loss) Recognized in Earnings on Hedged Item
Derivatives Designated as Fair-Value Hedges	Location of Gain (Loss) Recognized in Earnings	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013
Three Months Ended
Interest rate swaps	Interest expense	$—	$(2)	$—	$2

Nine Months Ended
Interest rate swaps	Interest expense	$(1)	$(9)	$1	$9

The following table shows the effects of the company’s derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
Derivatives not Designated as Hedges	Location of Gain (Loss) Recognized in Earnings	Three Months Ended		Nine Months Ended
		April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013
Foreign exchange forward contracts	Cost of products sold	$(1)	$—	$4	$(1)
Foreign exchange forward contracts	Other expenses/income	—	1	(12)	1
Cross-currency swap contracts	Other expenses/income	(11)	15	10	(3)
Commodity derivative contracts	Cost of products sold	11	5	11	4
Deferred compensation derivative contracts	Administrative expenses	3	9	2	15
Total		$2	$30	$15	$16

13.	Fair Value Measurements
Financial assets and liabilities are categorized based on the following fair value hierarchy:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs, which are valued based on the company's estimates of assumptions that market participants would use in pricing the asset or liability.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the company’s financial assets and liabilities that are measured at fair value on a recurring basis as of April 27, 2014, and July 28, 2013, consistent with the fair value hierarchy:

	Fair Value as of April 27, 2014	Fair Value Measurements at April 27, 2014 Using Fair Value Hierarchy			Fair Value as of July 28, 2013	Fair Value Measurements at July 28, 2013 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Interest rate swaps(1)	$—	$—	$—	$—	$1	$—	$1	$—
Forward starting interest rate swaps(1)	17	—	17	—	23	—	23	—
Foreign exchange forward contracts(2)	3	—	3	—	4	—	4	—
Commodity derivative contracts(4)	7	7	—	—	2	2	—	—
Deferred compensation derivative contracts(5)	—	—	—	—	2	—	2	—
Total assets at fair value	$27	$7	$20	$—	$32	$2	$30	$—

	Fair Value as of April 27, 2014	Fair Value Measurements at April 27, 2014 Using Fair Value Hierarchy			Fair Value as of July 28, 2013	Fair Value Measurements at July 28, 2013 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange forward contracts(2)	$2	$—	$2	$—	$6	$—	$6	$—
Cross-currency swap contracts(3)	3	—	3	—	24	—	24	—
Commodity derivative contracts(4)	—	—	—	—	6	5	1	—
Deferred compensation obligation(6)	122	122	—	—	123	123	—	—
Total liabilities at fair value	$127	$122	$5	$—	$159	$128	$31	$—
___________________________________

(1)	Based on LIBOR swap rates.

(2)	Based on observable market transactions of spot currency rates and forward rates.

(3)	Based on observable local benchmarks for currency and interest rates.

(4)	Based on quoted futures exchanges and on observable prices of futures and options transactions in the marketplace.

(5)	Based on LIBOR and equity index swap rates.

(6)	Based on the fair value of the participants’ investments.

Items Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, the company is also required to measure certain items at fair value on a nonrecurring basis.
In the three-month period ended January 26, 2014, the company recognized an impairment charge of $11 on plant assets associated with the initiative to restructure manufacturing and streamline operations for its soup and broth business in China. See also Note 8. The carrying value was reduced to estimated fair value based on expected proceeds. The carrying value was not material.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, excluding the current portion of long-term debt, approximate fair value. Cash equivalents of $40 at April 27, 2014 and $4 at July 28, 2013 represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs. The fair value of long-term debt, including the current portion of long-term debt in Short-term borrowings, was $3,025 at April 27, 2014 and $3,299 at July 28, 2013. The carrying value was $2,947 at April 27, 2014 and $3,244 at July 28, 2013. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.

14.	Share Repurchases
In June 2011, the Board authorized the purchase of up to $1,000 of company stock. This program has no expiration date. The company suspended purchases under this program in July 2012. Approximately $750 remained available under this program as of April 27, 2014. The company also repurchases shares to offset the impact of dilution from shares issued under the company’s stock compensation plans. During the nine-month period ended April 27, 2014, the company repurchased approximately 2 million shares at a cost of $76. During the nine-month period ended April 28, 2013, the company repurchased 4 million shares at a cost of $139.

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
Total pre-tax stock-based compensation expense recognized in Earnings from continuing operations was $9 and $30 for the three-month periods ended April 27, 2014, and April 28, 2013, respectively. The pre-tax stock-based compensation expense recognized in Earnings from discontinued operations was $1 for the three-month period ended April 28, 2013. Tax-related benefits of $3 and $12 were also recognized for the three-month periods ended April 27, 2014, and April 28, 2013, respectively. Total pre-tax stock-based compensation expense recognized in Earnings from continuing operations was $45 and $79 for the nine-month periods ended April 27, 2014, and April 28, 2013, respectively. The pre-tax stock-based compensation expense recognized in Earnings from discontinued operations was $1 and $3 for the nine-month periods ended April 27, 2014, and April 28, 2013, respectively. Tax-related benefits of $17 and $31 were also recognized for the nine-month periods ended April 27, 2014, and April 28, 2013, respectively. Cash received from the exercise of stock options was $14 and $78 for the nine-month periods ended April 27, 2014, and April 28, 2013, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
The following table summarizes stock option activity as of April 27, 2014:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)
Outstanding at July 28, 2013	1,101	$27.25
Granted	—	$—
Exercised	(513)	$26.61
Terminated	—	$—
Outstanding at April 27, 2014	588	$27.82	0.8	$10
Exercisable at April 27, 2014	588	$27.82	0.8	$10

The total intrinsic value of options exercised during the nine-month periods ended April 27, 2014, and April 28, 2013, was $8 and $32, respectively. As of January 2009, compensation related to stock options was fully expensed. The company measured the fair value of stock options using the Black-Scholes option pricing model.
The following table summarizes time-lapse restricted stock units, EPS performance restricted stock units and strategic performance restricted stock units as of April 27, 2014:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 28, 2013	4,208	$34.05
Granted	1,679	$39.83
Vested	(2,565)	$33.23
Forfeited	(282)	$37.57
Nonvested at April 27, 2014	3,040	$37.61
The fair value of time-lapse restricted stock units, EPS performance restricted stock units, and strategic performance restricted stock units is determined based on the quoted price of the company’s stock at the date of grant. Time-lapse restricted stock units are expensed on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis. EPS performance restricted stock units are expensed on a graded-vesting basis, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis. There were approximately 251 thousand EPS performance target grants outstanding at April 27, 2014 with a weighted-average grant-date fair value of $37.49. Strategic performance restricted stock units are expensed on a straight-line basis over the service period. Awards of the strategic performance restricted stock units will be earned based upon the achievement of two key metrics, net sales and EPS growth, compared to strategic plan objectives during a two-year period for grants in 2013 and during a three-year period for grants in 2014. There were approximately 927 thousand strategic performance target grants outstanding at April 27, 2014 with a weighted-average grant-date fair value of $37.86. The actual number of EPS performance restricted stock units and strategic performance restricted stock units issued at the vesting date could range from 0% to 100% and 0% to 200%, respectively, of the initial grant, depending on actual performance achieved. Expense is estimated based on the number of awards expected to vest.
As of April 27, 2014, total remaining unearned compensation related to nonvested time-lapse restricted stock units, EPS performance restricted stock units and strategic performance restricted stock units was $44, which will be amortized over the weighted-average remaining service period of 1.8 years. The fair value of restricted stock units vested during the nine-month periods ended April 27, 2014, and April 28, 2013, was $105 and $39, respectively. The weighted-average grant-date fair value of the restricted stock units granted during nine-month period ended April 28, 2013 was $35.13.
The following table summarizes TSR performance restricted stock units as of April 27, 2014:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 28, 2013	1,458	$41.88
Granted	458	$36.26
Vested	—	$—
Forfeited	(1,006)	$42.75
Nonvested at April 27, 2014	910	$38.14

The company estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation. Assumptions used in the Monte Carlo simulation were as follows:

	2014	2013
Risk-free interest rate	0.60%	0.30%
Expected dividend yield	2.98%	3.26%
Expected volatility	15.76%	15.07%
Expected term	3 years	3 years
Compensation expense is recognized on a straight-line basis over the service period. As of April 27, 2014, total remaining unearned compensation related to TSR performance restricted stock units was $19, which will be amortized over the weighted-average remaining service period of 2.0 years. In the first quarter of 2014, recipients of TSR performance restricted stock units earned 0% of the initial grants based upon the company’s TSR ranking in a performance peer group during a three-year period ended July 26, 2013. The grant-date fair value of the TSR performance restricted stock units granted during 2013 was $39.76.
The excess tax benefits on the exercise of stock options and vested restricted stock presented as cash flows from financing activities for the nine-month periods ended April 27, 2014 and April 28, 2013 were $11 and $9, respectively.

16.	Inventories

	April 27, 2014	July 28, 2013
Raw materials, containers and supplies	$359	$364
Finished products	499	561
Total inventories	$858	$925

17.	Supplemental Cash Flow Information
Other cash used in operating activities for the nine-month periods was comprised of the following:

	April 27, 2014	April 28, 2013
Benefit related payments	$(42)	$(42)
Other	(2)	(2)
	$(44)	$(44)

18.	Voluntary Product Recall
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
On October 28, 2013, the company completed the sale of its European simple meals business to Soppa Investments S.à r.l., an affiliate of CVC Capital Partners, for approximately €400 million, or $548 million. The purchase price was subject to certain post-closing adjustments, which resulted in a $14 million reduction of proceeds. The company used the proceeds from the sale to pay taxes on the sale, reduce debt and for other general corporate purposes. The company has reflected the results of the European simple meals business as discontinued operations in the Consolidated Statements of Earnings for all periods presented. The European simple meals business was historically included in the International Simple Meals and Beverages segment. The assets and liabilities of the European simple meals business have been reflected in assets and liabilities held for sale in the Consolidated Balance Sheet as of July 28, 2013. See Note 4 to the Consolidated Financial Statements for additional information.
The company reports the results of operations in the following reportable segments: U.S. Simple Meals; Global Baking and Snacking; International Simple Meals and Beverages; U.S. Beverages; and Bolthouse and Foodservice.
Executive Summary
This Executive Summary provides significant highlights from the discussion and analysis that follows.

•	Net sales of $1.97 billion in the quarter ended April 27, 2014 were comparable to the prior-year quarter.

•
Gross profit, as a percent of sales, decreased to 34.3% in the quarter ended April 27, 2014 from 36.0% in the year-ago quarter. The decrease was primarily due to to higher promotional spending, increased supply chain costs, cost inflation, a pension settlement charge and the impact of acquisitions, partly offset by productivity improvements, a reduction in restructuring-related costs and higher selling prices.

•
Marketing and selling expenses decreased 11% to $217 million primarily due to lower advertising and consumer promotion expenses and the negative impact of currency. In U.S. Soup and Pepperidge Farm, a portion of advertising and consumer promotion funds was redeployed to support trade promotional activities.

•
Administrative expenses decreased 18% in the quarter ended April 27, 2014 to $134 million from $164 million in the year-ago quarter. The decline was primarily due to lower incentive compensation costs, lower pension and health care expenses and cost savings from restructuring initiatives, partially offset by the impact of acquisitions.

•
Earnings per share from continuing operations for the quarter ended April 27, 2014 were $.58, compared to $.53 in the year-ago quarter. The current and year-ago quarter included expenses of $.03 and $.04 per share, respectively, from items impacting comparability as discussed below.

Earnings from continuing operations attributable to Campbell Soup Company
The following items impacted the comparability of earnings and earnings per share:

•
In the quarter ended April 27, 2014, the company recognized a pre-tax pension settlement charge in Cost of products sold of $18 million ($11 million after tax or $.03 per share) associated with a U.S. pension plan. The settlement resulted from the level of lump sum distributions from the plan's assets in 2014, primarily due to the closure of the facility in Sacramento, California;

•
In the quarter ended January 26, 2014, the company and its joint venture partner Swire Pacific Limited agreed to restructure manufacturing and streamline operations for its soup and broth business in China. The company recorded a pre-tax restructuring charge of $14 million ($6 million after tax or $.02 per share) year to date related to this initiative;

•
In the quarter ended October 27, 2013, the company streamlined its salaried workforce in North America and its workforce in the Asia Pacific region. The company recorded a pre-tax restructuring charge of $20 million ($13 million after tax or $.04 per share) associated with the initiative;

•
On October 28, 2013, the company announced that it completed the sale of its simple meals business in Europe. In the quarter ended October 27, 2013, the company recorded an unrealized loss of $9 million ($6 million after tax or $.02 per share) on foreign exchange forward contracts used to hedge the proceeds from the sale of the European simple meals business. The loss was included in Other expenses. In addition, the company recorded tax expense of $7 million ($.02 per share) associated with the sale of the business;

•
In 2013, the company implemented several initiatives to improve its U.S. supply chain cost structure and increase asset utilization across its U.S. thermal plant network; expand access to manufacturing and distribution capabilities in Mexico; improve its Pepperidge Farm bakery supply chain cost structure; and reduce overhead costs in North America. In the nine-month period ended April 27, 2014, the company recorded a pre-tax restructuring charge of $1 million and restructuring-related costs of $2 million in Cost of products sold (aggregate impact of $2 million after tax or $.01 per share). In the quarter ended April 28, 2013, the company recorded a pre-tax restructuring charge of $1 million and restructuring-related costs of $20 million in Cost of products sold (aggregate impact of $14 million after tax or $.04 per share). In the nine-month period ended April 28, 2013, the company recorded a pre-tax restructuring charge of $31 million and restructuring-related costs of $81 million in Cost of products sold (aggregate impact of $71 million after tax or $.22 per share); and

•
In the quarter ended October 28, 2012, the company incurred transaction costs of $10 million ($7 million after tax or $.02 per share) associated with the acquisition of Bolthouse Farms, which closed on August 6, 2012. The costs were included in Other expenses.

The items impacting comparability of earnings from continuing operations are summarized below:

	Three Months Ended
	April 27, 2014		April 28, 2013
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations attributable to Campbell Soup Company	$184	$.58	$169	$.53

Restructuring charges and related costs	$—	$—	$(14)	$(.04)
Pension settlement charge	(11)	(.03)	—	—
Impact of items on earnings from continuing operations	$(11)	$(.03)	$(14)	$(.04)

	Nine Months Ended
	April 27, 2014		April 28, 2013
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations attributable to Campbell Soup Company	$600	$1.90	$572	$1.80

Restructuring charges and related costs	$(21)	$(.07)	$(71)	$(.22)
Pension settlement charge	(11)	(.03)	—	—
Loss on foreign exchange forward contracts	(6)	(.02)	—	—
Tax expense associated with sale of business	(7)	(.02)	—	—
Acquisition transaction costs	—	—	(7)	(.02)
Impact of items on earnings from continuing operations(1)	$(45)	$(.14)	$(78)	$(.25)
____________________________________

(1)	The sum of the individual per share amounts may not add due to rounding.
Earnings from continuing operations were $184 million in the quarter ended April 27, 2014, compared to $169 million in the year-ago quarter. After adjusting for items impacting comparability, earnings increased primarily due to lower administrative expenses and lower marketing expenses, partly offset by a lower gross margin percentage, which reflected the impact of higher promotional spending, and a higher effective tax rate.
Earnings from continuing operations were $600 million in the nine-month period ended April 27, 2014, compared to $572 million in the year-ago period. After adjusting for items impacting comparability, earnings decreased primarily due to the decline in gross margin percentage, including the impact of the Plum recall, and the negative impact of currency, partly offset by an increase in sales, a reduction in administrative expenses and lower marketing expenses.

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
THIRD-QUARTER DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Three Months Ended
(Millions)	April 27, 2014	April 28, 2013	% Change
U.S. Simple Meals	$672	$627	7%
Global Baking and Snacking	564	568	(1)
International Simple Meals and Beverages	186	225	(17)
U.S. Beverages	190	198	(4)
Bolthouse and Foodservice	358	344	4
	$1,970	$1,962	—%
An analysis of percent change of net sales by reportable segment follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Total(3)
Volume and Mix	4%	3%	(6)%	(4)%	5%	2%
Price and Sales Allowances	2	2	—	—	1	2
Increased Promotional Spending(1)	(3)	(5)	(1)	—	(2)	(3)
Currency	—	(4)	(7)	—	—	(2)
Net Accounting(2)	—	—	(3)	—	—	—
Acquisitions	4	3	—	—	—	2
	7%	(1)%	(17)%	(4)%	4%	—%
__________________________________________

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

(2)
In 2014, revenue in Mexico is presented on a net accounting basis in connection with a new business model under which the cost of certain services provided by the company's suppliers is netted against revenue.

(3)	Sum of the individual amounts does not add due to rounding.
In U.S. Simple Meals, sales increased 7%. U.S. Soup sales were comparable to the year-ago quarter in which sales increased 14%. The U.S. Soup sales performance was negatively impacted by increased promotional spending. The U.S. Soup sales performance was better than retail consumer takeaway, based on IRI Total U.S. Multi-Outlet data. Further details of U.S. Soup include:

•
Sales of Campbell’s condensed soups decreased 3%, with sales declines in eating varieties partly offset by gains in cooking varieties. Lower volumes and increased promotional spending were partly offset by higher selling prices.

•	Sales of ready-to-serve soups decreased 1%, due to declines in canned and microwavable soup varieties.

•	Broth sales increased 14%, due to double-digit volume gains in aseptic broth.
Sales of other simple meals increased 25%. The acquisition of Plum contributed $24 million to sales, or 14 points of growth. Excluding the acquisition, sales increased 11%, primarily due to gains in Prego pasta sauces, which benefited from the launch of

Alfredo sauces; Campbell’s dinner sauces, which benefited from the introduction in 2014 of Campbell’s Slow Cooker sauces; and Pace Mexican sauces.
In Global Baking and Snacking, sales decreased 1%. The acquisition of Kelsen contributed $17 million to sales, or 3 points of growth. Pepperidge Farm sales performance was negatively impacted by increased promotional spending, partly offset by volume gains. In Pepperidge Farm, promotional spending was increased to remain competitive. Within Pepperidge Farm, sales of frozen products decreased, driven by volume declines. Sales of cookies declined. Cracker sales were comparable to the prior year as gains in Goldfish snack crackers were offset by declines in adult cracker varieties. Sales of fresh bakery products increased, due to volume gains in bread and rolls. In Arnott's, sales decreased due to the negative impact of currency and declines in Australia from savory and sweet varieties, partially offset by strong gains in Indonesia. The company increased trade spending to remain competitive in a difficult retail environment in Australia.
In International Simple Meals and Beverages, sales decreased 17%. In Latin America, sales declined due to lower volumes, the impact of presenting revenue on a net basis and lower selling prices in Mexico. In the Asia Pacific region, sales decreased primarily due to declines in Australia, the negative impact of currency and declines in Japan, partly offset by gains in Malaysia. In Canada, sales decreased due to the negative impact of currency and declines in beverages, partly offset by gains in snacks and soup.
In U.S. Beverages, sales decreased 4%, primarily due to declines in V8 V-Fusion and V8 Splash beverages, partly offset by gains in V8 vegetable juice. Within the V8 V-Fusion portfolio, V8 V-Fusion + Energy beverages experienced significant growth.
In Bolthouse and Foodservice, sales increased 4%. Bolthouse sales increased 6%, primarily driven by double-digit gains in premium refrigerated beverages and salad dressings. In North America Foodservice, sales were comparable with the prior-year quarter as gains in traditional foodservice were offset by the negative impact of currency. The company increased trade spending in Bolthouse to remain competitive.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased by $30 million in the quarter ended April 27, 2014. As a percent of sales, gross profit decreased from 36.0% in the year-ago quarter to 34.3% in the current quarter. The 1.7-percentage-point decrease in gross margin percentage in the quarter ended April 27, 2014 was due to the following factors:

Margin Impact
Cost inflation, supply chain costs and other factors	(2.3)%
Higher level of promotional spending	(1.8)
Pension settlement charge(1)	(0.9)
Impact of acquisitions	(0.6)
Productivity improvements	1.8
Reduction in restructuring-related costs	1.0
Higher selling prices	0.9
Mix	0.2
(1.7)%
__________________________________________

(1)	See Note 11 to the Consolidated Financial Statements for additional information on the pension settlement charge.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 11.0% in the quarter ended April 27, 2014 and 12.5% in the year-ago quarter. Marketing and selling expenses were $217 million in the current quarter, compared to $245 million in the year-ago quarter, a decrease of 11%. The decrease was primarily driven by lower advertising and consumer promotion expenses (approximately 8 percentage points) and the impact of currency (approximately 2 percentage points). In U.S. Soup and Pepperidge Farm, a portion of advertising and consumer promotion funds was redeployed to support trade promotional activities.
Administrative Expenses
Administrative expenses as a percent of sales were 6.8% in the quarter ended April 27, 2014 and 8.4% in the year-ago quarter. Administrative expenses decreased by 18% in the current quarter from the year-ago quarter, primarily due to lower incentive compensation costs (approximately 13 percentage points); lower pension and other benefit expenses (approximately 4 percentage points); and cost savings from restructuring initiatives (approximately 4 percentage points), partly offset by the impact of acquisitions (approximately 3 percentage points).

Operating Earnings
Segment operating earnings increased 2% in the quarter ended April 27, 2014 from the year-ago quarter.
An analysis of operating earnings by segment follows:

	Three Months Ended
(Millions)	April 27, 2014	April 28, 2013	% Change
U.S. Simple Meals	$175	$156	12%
Global Baking and Snacking	68	73	(7)
International Simple Meals and Beverages	27	28	(4)
U.S. Beverages	29	33	(12)
Bolthouse and Foodservice	23	27	(15)
	322	317	2%
Unallocated corporate expenses	(29)	(59)
Restructuring charges(1)	(1)	(1)
Earnings before interest and taxes	$292	$257
__________________________________________

(1)	See Note 8 to the Consolidated Financial Statements for additional information on restructuring charges.
Earnings from U.S. Simple Meals increased 12%. The increase was primarily due to lower marketing expenses and administrative expenses, partly offset by a lower gross margin percentage.
Earnings from Global Baking and Snacking decreased 7%. The decrease was primarily driven by higher promotional spending and cost inflation, partly offset by productivity improvements, higher selling prices and lower advertising expenses. The decrease reflected Kelsen's off-season operating results, lower earnings in Arnott’s and the unfavorable impact of currency, partly offset by growth in Pepperidge Farm.
Earnings from International Simple Meals and Beverages decreased 4%. The decrease in operating earnings was primarily due to lower sales volumes, partly offset by lower administrative and selling expenses.
Earnings from U.S. Beverages decreased 12%, primarily driven by cost inflation, increased supply chain costs and higher marketing expenses, partially offset by lower administrative expenses and productivity improvements.
Earnings from Bolthouse and Foodservice decreased 15%. The decrease was primarily due to cost inflation and increased promotional spending and advertising at Bolthouse Farms, partly offset by higher volumes and lower administrative expenses.
Unallocated corporate expenses included a pension settlement charge of $18 million in the current period associated with a U.S. pension plan. The settlement resulted from the level of lump sum distributions from the plan's assets in 2014, primarily due to the closure of the facility in Sacramento, California. Unallocated corporate expenses included restructuring-related costs of $20 million in the quarter ended April 28, 2013. The remaining decline in the current quarter was primarily due to gains on open commodity hedges and and lower incentive compensation costs.
Interest Expense
Interest expense decreased to $31 million in the quarter ended April 27, 2014 from $33 million in the year-ago quarter, reflecting lower levels of debt.
Taxes on Earnings
The effective tax rate was 30.2% in the quarter ended April 27, 2014, compared to 26.1% in the year-ago quarter. The current-year quarter included a tax benefit of $7 million on an $18 million pension settlement charge associated with a U.S. pension plan. The prior-year quarter included a tax benefit of $7 million on $21 million of restructuring charges and related costs. The prior-year rate benefited from lower taxes on foreign earnings and the favorable settlement of certain state tax matters in 2013.

NINE-MONTH DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Nine Months Ended
(Millions)	April 27, 2014	April 28, 2013	% Change
U.S. Simple Meals	$2,426	$2,356	3%
Global Baking and Snacking	1,812	1,703	6
International Simple Meals and Beverages	592	682	(13)
U.S. Beverages	539	569	(5)
Bolthouse and Foodservice	1,047	1,019	3
	$6,416	$6,329	1%
An analysis of percent change of net sales by reportable segment follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Total(3)
Volume and Mix	1%	1%	(2)%	(5)%	2%	—%
Price and Sales Allowances	2	3	(2)	—	1	2
Increased Promotional Spending(1)	(2)	(3)	—	—	(1)	(2)
Currency	—	(4)	(7)	—	—	(2)
Net Accounting(2)	—	—	(2)	—	—	—
Acquisitions	2	9	—	—	1	4
	3%	6%	(13)%	(5)%	3%	1%
__________________________________________

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

(2)
In 2014, revenue in Mexico is presented on a net accounting basis in connection with a new business model under which the cost of certain services provided by the company's suppliers is netted against revenue.

(3)	Sum of the individual amounts does not add due to rounding.
In U.S. Simple Meals, sales increased 3%. U.S. Soup sales decreased 1%. Further details of U.S. Soup include:

•	Sales of Campbell’s condensed soups decreased 2%, with declines in eating varieties partially offset by gains in cooking varieties.

•	Sales of ready-to-serve soups decreased 4%, primarily due to declines in canned, microwavable and aseptic soup varieties.

•	Broth sales increased 11%, primarily driven by double-digit volume gains in aseptic broth as well as growth in canned broth.
Sales of other simple meals increased 14%, primarily due to the acquisition of Plum, which contributed $56 million to sales, or 10 points of growth. Excluding the acquisition, sales increased 4%, primarily due to gains in Prego pasta sauces, which benefited from the launch of Alfredo sauces; and Campbell's dinner sauces, which benefited from the introduction in 2014 of Campbell's Slow Cooker sauces, partially offset by declines in Campbell's canned gravy and pasta products.
In Global Baking and Snacking, sales increased 6%. The acquisition of Kelsen contributed $161 million to sales, or 9 points of growth. Pepperidge Farm sales increased due to growth in fresh bakery and cracker products, partially offset by declines in frozen products. In fresh bakery, sales increased due to gains in sandwich bread and rolls. Sales of Pepperidge Farm crackers increased due to gains in Goldfish snack crackers, mostly offset by declines in adult cracker varieties. In Arnott's, sales decreased primarily due to the negative impact of currency and sales declines in Australia in savory and chocolate varieties, partially offset by strong gains in Indonesia. The company increased trade spending in Australia and Pepperidge Farm to remain competitive.
In International Simple Meals and Beverages, sales decreased 13%. In Canada, sales decreased due to the negative impact of currency and declines in beverages and soup, partly offset by sales gains in snacks. In Latin America, sales declined due to the impact of presenting revenue on a net basis and lower selling prices in Mexico. In the Asia Pacific region, sales decreased primarily due to the negative impact of currency and declines in Australia, primarily in soup, partially offset by gains in Malaysia.

In U.S. Beverages, sales decreased 5%, primarily due to declines in V8 V-Fusion beverages. Sales of V8 vegetable juice and V8 Splash beverages also declined. U.S. Beverages continues to be under pressure from category weakness in shelf-stable juices, as well as from competition from specialty beverages and packaged fresh juices.
In Bolthouse and Foodservice, sales increased 3%, due in part to the additional week of Bolthouse sales in 2014. Bolthouse was acquired one week into the nine-month period a year ago. Excluding the additional week of Bolthouse in 2014, segment sales increased in comparison to the prior-year period as sales gains in Bolthouse, due to double-digit growth in premium refrigerated beverages and salad dressings, were partially offset by declines in North America Foodservice.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased by $22 million in the nine-month period ended April 27, 2014. As a percent of sales, gross profit decreased from 36.2% in the year-ago period to 35.3% in the current-year period. The 0.9-percentage-point decrease in gross margin percentage in the nine-month period ended April 27, 2014 was due to the following factors:

Margin Impact
Cost inflation, supply chain costs and other factors	(2.4)%
Higher level of promotional spending	(1.1)
Impact of acquisitions (including Plum recall)	(0.7)
Pension settlement charge(1)	(0.3)
Mix	(0.1)
Productivity improvements	1.7
Reduction in restructuring-related costs	1.2
Higher selling prices	0.8
(0.9)%
__________________________________________

(1)	See Note 11 to the Consolidated Financial Statements for additional information on the pension settlement charge.

Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 11.6% in the nine-month period ended April 27, 2014 and 11.9% in the year-ago period. Marketing and selling expenses were $746 million in the current period, compared to $756 million in the year-ago period, a decrease of 1%. The decrease was primarily due to lower advertising and consumer promotion expenses (approximately 2 percentage points); the impact of currency (approximately 2 percentage points); and lower marketing overhead expenses (approximately 1 percentage point), partially offset by the impact of acquisitions (approximately 4 percentage points).
Administrative Expenses
Administrative expenses as a percent of sales were 6.6% in the nine-month period ended April 27, 2014 and 7.6% in the year-ago period. Administrative expenses decreased by 12% in the current period from the year-ago period, primarily due to lower incentive compensation costs (approximately 10 percentage points); lower pension and other benefit expenses (approximately 4 percentage points); and cost savings from restructuring initiatives (approximately 2 percentage points), partially offset by the impact of acquisitions (approximately 3 percentage points) and higher general administrative costs and inflation (approximately 1 percentage point).

Operating Earnings
Segment operating earnings decreased 4% in the nine-month period ended April 27, 2014 from the year-ago period.
An analysis of operating earnings by segment follows:

	Nine Months Ended
(Millions)	April 27, 2014	April 28, 2013	% Change
U.S. Simple Meals	$600	$621	(3)%
Global Baking and Snacking	234	232	1
International Simple Meals and Beverages	85	94	(10)
U.S. Beverages	84	100	(16)
Bolthouse and Foodservice	88	91	(3)
	1,091	1,138	(4)%
Unallocated corporate expenses	(98)	(205)
Restructuring charges(1)	(35)	(31)
Earnings before interest and taxes	$958	$902
__________________________________________

(1)	See Note 8 to the Consolidated Financial Statements for additional information on restructuring charges.
Earnings from U.S. Simple Meals decreased 3%. The decrease was primarily due to a lower gross margin percentage and expenses related to the Plum product recall in November 2013, partly offset by lower marketing and administrative expenses.
Earnings from Global Baking and Snacking increased 1%. Operating earnings increased primarily due to the Kelsen acquisition and lower marketing and administrative expenses, partially offset by a lower gross margin percentage and the unfavorable impact of currency. The operating earnings increase reflected growth in Pepperidge Farm and the addition of Kelsen's operating results, partly offset by lower earnings in Arnott’s and the unfavorable impact of currency.
Earnings from International Simple Meals and Beverages decreased 10%. The decrease in operating earnings was primarily due to lower selling prices, lower volumes and the unfavorable impact of currency, partly offset by lower administrative expenses and productivity improvements.
Earnings from U.S. Beverages decreased 16%, primarily due to increased supply chain costs, cost inflation and volume declines, partly offset by productivity improvements and lower administrative expenses.
Earnings from Bolthouse and Foodservice decreased 3%. The decrease was primarily due to cost inflation, partly offset by lower administrative expenses and higher sales, due in part to the additional week of Bolthouse sales in the nine-month period ended April 27, 2014.
Unallocated corporate expenses in the nine-month period ended April 27, 2014 included a pension settlement charge of $18 million associated with a U.S. pension plan. The settlement resulted from the level of lump sum distributions from the plan's assets in 2014, primarily due to the closure of the facility in Sacramento, California. The current period also included a $9 million loss on foreign exchange forward contracts related to the sale of the European simple meals business. The prior year included $81 million of restructuring-related costs and $10 million of transaction costs associated with the Bolthouse Farms acquisition. The balance of the decrease in the current period was primarily due to lower incentive compensation costs and gains on open commodity hedges and foreign exchange transactions.
Interest Expense
Interest expense decreased to $91 million in the nine-month period ended April 27, 2014 from $102 million in the year-ago period, reflecting lower interest rates on the debt portfolio.
Taxes on Earnings
The effective tax rate was 32.0% in the nine-month period ended April 27, 2014, compared to 30.0% in the year-ago period. The current-year period included a tax benefit of $7 million on an $18 million pension settlement charge associated with a U.S. pension plan. The current-year period also included a tax benefit of $11 million on $37 million of restructuring charges and related costs, tax expense of $7 million associated with the sale of the European simple meals business, and a tax benefit of $3 million on an unrealized loss of $9 million on foreign exchange forward contracts used to hedge the proceeds from the sale of the business. The prior-year period included a tax benefit of $44 million on $122 million of restructuring charges and related costs and acquisition transaction costs. After adjusting for items impacting comparability, the remaining increase in the effective rate in 2014 was primarily due to the favorable settlement of state tax matters in 2013.

Restructuring Charges
2014 Initiatives
In the second quarter of 2014, the company and its joint venture partner Swire Pacific Limited agreed to restructure manufacturing and streamline operations for its soup and broth business in China. As a result, certain assets were impaired, and approximately 110 positions will be eliminated. The company recorded a restructuring charge of $14 million ($6 million after tax or $.02 per share in earnings from continuing operations attributable to Campbell Soup Company) related to this initiative. The charge consisted of $2 million of employee severance and benefit costs, $11 million related to asset impairment and $1 million of other exit costs. The company does not expect additional charges. Annual ongoing pre-tax savings are expected to be $6 million. These charges are associated with the International Simple Meals and Beverages segment. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.
In the first quarter of 2014, the company implemented initiatives to streamline its salaried workforce in North America and its workforce in the Asia Pacific region. Approximately 250 positions were eliminated. The actions were substantially completed in October 2013. The company recorded a restructuring charge of $20 million ($13 million after tax or $.04 per share) associated with this initiative for severance and benefit costs. The company does not expect additional charges. The company expects the total pre-tax costs of this initiative to represent cash expenditures, the majority of which will be spent in 2014. The cash outflows related to this initiative are not expected to have a material adverse impact on the company's liquidity.
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

•
The company implemented an initiative to improve its Pepperidge Farm bakery supply chain cost structure by closing its plant in Aiken, South Carolina. The plant was closed in May 2014. The company shifted the majority of Aiken's bread production to its bakery plant in Lakeland, Florida. Approximately 110 positions were eliminated as a result of the plant closure.

•	The company streamlined its salaried workforce in U.S. Simple Meals, North America Foodservice and U.S. Beverages by approximately 70 positions. This action was substantially completed in August 2013.
In the nine-month period ended April 27, 2014, the company recorded a restructuring charge of $1 million related to the 2013 initiatives. In addition, approximately $2 million of costs related to the 2013 initiatives were recorded in Cost of products sold, representing other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in the nine-month period ended April 27, 2014 was $2 million, or $.01 per share. In 2013, the company recorded a restructuring charge of $51 million. In addition, approximately $91 million of costs related to these initiatives were recorded in 2013 in Cost of products sold, representing accelerated depreciation and other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in 2013 was $90 million, or $.28 per share. Of the amounts recorded in 2013, $31 million of restructuring charges were recorded in the nine-month period ended April 28, 2013, and approximately $81 million of costs related to these initiatives were recorded in Cost of products sold, representing accelerated depreciation and other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in the nine-month period ended April 28, 2013 was $71 million, or $.22 per share.

A summary of the pre-tax costs and remaining costs associated with the initiatives is as follows:

(Millions)	Total Program	Recognized as of April 27, 2014	Remaining Costs to be Recognized
Severance pay and benefits	$35	$(35)	$—
Accelerated depreciation/asset impairment	99	(99)	—
Other exit costs	14	(11)	3
Total	$148	$(145)	$3
Of the aggregate $148 million of pre-tax costs, the company expects approximately $46 million will be cash expenditures. In addition, the company expects to invest approximately $31 million in capital expenditures, primarily to relocate and refurbish a beverage filling and packaging line, and relocate bread production, of which approximately $26 million has been invested as of April 27, 2014. The outstanding aspects of the 2013 initiatives are expected to be completed in 2014. The remaining cash outflows related to these restructuring initiatives are not expected to have a material adverse impact on the company’s liquidity.
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
2011 Initiatives
In the fourth quarter of 2011, the company announced a series of initiatives to improve supply chain efficiency and reduce overhead costs across the organization to help fund plans to drive the growth of the business. The company also announced its exit from the Russian market. Details of the 2011 initiatives include:

•
In Australia, the company is investing in a new system to automate packing operations at its biscuit plant in Virginia. This investment continued through the third quarter of 2014 and resulted in the elimination of approximately 190 positions in 2014. The company expects to continue investing in the new system through 2015. Further, the company improved asset utilization in the U.S. by shifting production of ready-to-serve soups from Paris, Texas, to other facilities in 2012. In addition, the manufacturing facility in Marshall, Michigan, was closed in 2011, and manufacturing of Campbell’s Soup at Hand microwavable products was consolidated at the Maxton, North Carolina, plant in 2012.

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
As of January 26, 2014, the 2011 initiatives were substantially completed. Of the aggregate $73 million of pre-tax costs, approximately $50 million represented cash expenditures, the majority of which was spent in 2012. In addition, the company expects to invest approximately $45 million in capital expenditures in connection with the actions, of which approximately $37 million has been invested as of April 27, 2014. The remaining cash outflows related to these programs are not expected to have a material adverse impact on the company’s liquidity.
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
See Note 8 to the Consolidated Financial Statements for additional information.
Discontinued Operations
On October 28, 2013, the company completed the sale of its European simple meals business to Soppa Investments S.à r.l., an affiliate of CVC Capital Partners, for approximately €400 million, or $548 million. The purchase price was subject to certain post-closing adjustments, which resulted in a $14 million reduction of proceeds. The company recognized a pre-tax gain of $141 million ($72 million after tax or $.23 per share) in the nine-month period ended April 27, 2014.
The company has reflected the results of the European simple meals business as discontinued operations in the Consolidated Statements of Earnings for all periods presented. The business was historically included in the International Simple Meals and Beverages segment.
Results of discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
(Millions)	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013
Net sales	$—	$132	$137	$434

Earnings before taxes	$—	$15	$14	$56
Taxes on earnings	—	3	5	12
Gain on sale	—	—	141	—
Tax impact of gain on sale	—	—	69	—
Earnings from discontinued operations	$—	$12	$81	$44
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
The company generated cash from operations of $763 million in the nine-month period ended April 27, 2014, compared to $864 million in the year-ago period. The decrease in 2014 was primarily due to lower cash earnings and taxes paid on the divestiture of the European simple meals business, partly offset by lower working capital requirements.
Capital expenditures were $198 million in the nine-month period ended April 27, 2014 compared to $205 million in the year-ago period. To date, capital expenditures in 2014 included capacity expansion at Pepperidge Farm (approximately $29 million), the ongoing initiative to simplify the soup-making process in North America (also known as the soup common platform initiative) (approximately $12 million), a flexible beverage production line for Bolthouse Farms (approximately $11 million), the refurbishment of a beverage filling and packaging line for the U.S. Beverages business (approximately $9 million), continued enhancement of the company's corporate headquarters (approximately $8 million), the packing automation and capacity expansion projects at one of the company’s Australian biscuit plants (approximately $5 million), an advanced planning system in North America (approximately $3 million), and a soup capacity expansion project for the North America Foodservice business (approximately $2 million). Capital expenditures are expected to total approximately $350 million in 2014.
Dividend payments were $293 million in the nine-month period ended April 27, 2014 and $366 million in the nine-month period ended April 28, 2013. The decrease in dividend payments was due to the acceleration into December 2012 of dividend payments that would have otherwise occurred in May 2013.

The company repurchased approximately 2 million shares at a cost of $76 million during the nine-month period ended April 27, 2014 and approximately 4 million shares at a cost of $139 million during the nine-month period ended April 28, 2013. In June 2011, the company's Board of Directors authorized the purchase of up to $1 billion of company stock. Approximately $750 million remained available to repurchase shares under the company's June 2011 repurchase program as of April 27, 2014. This program has no expiration date. The company suspended purchases under this program in July 2012. In addition to the June 2011 publicly announced share repurchase program, the company also purchased shares to offset the impact of dilution from shares issued under the company’s stock compensation plans. See “Unregistered Sales of Equity Securities and Use of Proceeds” for more information.
At April 27, 2014, the company had $1.662 billion of short-term borrowings due within one year, of which $915 million was comprised of commercial paper borrowings. As of April 27, 2014, $43 million of standby letters of credit were issued on behalf of the company. In December 2013, the company renewed its committed revolving credit facilities, combining the previous two facilities totaling $2.0 billion into a new five-year facility totaling $2.2 billion. The new facility matures in December 2018. This facility remained unused at April 27, 2014, except for $3 million of standby letters of credit issued on behalf of the company. This revolving credit facility supports the company’s commercial paper programs and other general corporate purposes. The company may also increase the commitment under the credit facility up to an additional $500 million, upon the agreement of either existing lenders or of additional banks not currently parties to the existing credit agreements.
On October 28, 2013, the company completed the sale of its European simple meals business to Soppa Investments S.à r.l., an affiliate of CVC Capital Partners, for approximately €400 million, or $548 million. The purchase price was subject to certain post-closing adjustments, which resulted in a $14 million reduction of proceeds. The company used the proceeds from the sale to pay taxes on the sale, reduce debt and for other general corporate purposes.
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
Item 4. CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures
The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 27, 2014 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective.

b.	Changes in Internal Controls
There were no changes in the company’s internal control over financial reporting that materially affected, or were likely to materially affect, such control over financial reporting during the quarter ended April 27, 2014.

PART II
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions) (1)
1/27/14-2/28/14	—	—	—	$750
3/1/14-3/31/14	—	—	—	$750
4/1/14-4/27/14	—	—	—	$750
Total	—	—	—	$750
____________________________________

(1)
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

Item 6.	EXHIBITS

31(a)	Certification of Denise M. Morrison pursuant to Rule 13a-14(a).

31(b)	Certification of Anthony P. DiSilvestro pursuant to Rule 13a-14(a).

32(a)	Certification of Denise M. Morrison pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of Anthony P. DiSilvestro pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 4, 2014

CAMPBELL SOUP COMPANY

By:	/s/ Anthony P. DiSilvestro
Anthony P. DiSilvestro
Senior Vice President and Chief
Financial Officer

By:	/s/ Ellen Oran Kaden
Ellen Oran Kaden
Senior Vice President — Chief Legal and
Public Affairs Officer

INDEX TO EXHIBITS

31(a)	Certification of Denise M. Morrison pursuant to Rule 13a-14(a).

31(b)	Certification of Anthony P. DiSilvestro pursuant to Rule 13a-14(a).

32(a)	Certification of Denise M. Morrison pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of Anthony P. DiSilvestro pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document