Form 10-K
period 2014-08-03
CAMPBELL SOUP CO
filed 2014-09-24
CIK 16732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
____________________________________________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 3, 2014	Commission File Number 1-3822
CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of January 24, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of capital stock held by non-affiliates of the registrant was approximately $7,711,154,033. There were 314,220,361 shares of capital stock outstanding as of September 15, 2014.
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on November 19, 2014, are incorporated by reference into Part III.

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
Background
On August 6, 2012, the company completed the acquisition of BF Bolthouse Holdco LLC (Bolthouse Farms). Based in Bakersfield, California, Bolthouse Farms is a vertically integrated food and beverage company focused on developing, manufacturing and marketing fresh carrots and proprietary, high value-added products. After taking into account customary purchase price adjustments, the final all-cash purchase price was $1.561 billion. For more information on the Bolthouse Farms acquisition, see Note 3 to the Consolidated Financial Statements.
On June 13, 2013, the company completed the acquisition of Plum, PBC (Plum). Based in Emeryville, California, Plum is a leading provider of premium, organic foods and snacks that serve the nutritional needs of babies, toddlers and children. The final all-cash purchase price was $249 million. For more information on the Plum acquisition, see Note 3 to the Consolidated Financial Statements.
On August 8, 2013, the company completed the acquisition of Kelsen Group A/S (Kelsen). Based in Nørre Snede, Denmark, Kelsen is a producer of quality baked snacks that are sold in 85 countries around the world. The final all-cash purchase price was $331 million. For more information on the Kelsen acquisition, see Note 3 to the Consolidated Financial Statements.
On October 28, 2013, the company completed the sale of its European simple meals business to Soppa Investments S.à r.l., an affiliate of CVC Capital Partners. The all-cash preliminary sale price was €400 million, or $548 million, and was subject to certain post-closing adjustments, which resulted in a $14 million reduction of proceeds. The company recognized a pre-tax gain of $141 million ($72 million after tax or $.23 per share) in 2014. The company has reflected the results of the European simple meals business as discontinued operations in the Consolidated Statements of Earnings for all years presented. The business was historically included in the International Simple Meals and Beverages segment. For more information on the sale of the European simple meals business, see Note 4 to the Consolidated Financial Statements.
Reportable Segments
The company reports the results of operations in the following reportable segments: U.S. Simple Meals; Global Baking and Snacking; International Simple Meals and Beverages; U.S. Beverages; and Bolthouse and Foodservice. The company has 10 operating segments based on product type and geographic location and has aggregated the operating segments into the appropriate reportable segment based on similar economic characteristics; products; production processes; types or classes of customers; distribution methods; and regulatory environment. See also Note 7 to the Consolidated Financial Statements. The reportable segments are discussed in greater detail below.
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
International Simple Meals and Beverages
The International Simple Meals and Beverages segment aggregates the following operating segments: the retail business in Canada and the simple meals and beverages business in Asia Pacific, Latin America and China. See “Background” and Note 4 to the Consolidated Financial Statements for information on the sale of the European simple meals business, which was historically included in this segment. The results of operations of the European simple meals business have been reflected as discontinued operations for the years presented.

U.S. Beverages
The U.S. Beverages segment represents the U.S. retail beverages business, including the following products: V8 juices and beverages, and Campbell’s tomato juice.
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
Ingredients and Packaging
The ingredient and packaging materials required for the manufacture of the company’s food products are purchased from various suppliers. These items are subject to fluctuations in price attributable to a number of factors, including changes in crop size, cattle cycles, product scarcity, demand for raw materials, energy costs, government-sponsored agricultural programs, import and export requirements and regional drought and other weather conditions (including the potential effects of climate change) during the growing and harvesting seasons. To help reduce some of this price volatility, the company uses a combination of purchase orders, short- and long-term contracts, inventory management practices and various commodity risk management tools for most of its ingredients and packaging. Ingredient inventories are at a peak during the late fall and decline during the winter and spring. Since many ingredients of suitable quality are available in sufficient quantities only at certain seasons, the company makes commitments for the purchase of such ingredients during their respective seasons. At this time, the company does not anticipate any material restrictions on availability or shortages of ingredients or packaging that would have a significant impact on the company’s businesses. For information on the impact of inflation on the company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
The company's five largest customers accounted for approximately 35% of the company's consolidated net sales from continuing operations in 2014, 36% in 2013 and 37% in 2012. The company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 19% of the company’s consolidated net sales in 2014, 2013 and 2012. All of the company’s reportable segments sold products to Wal-Mart Stores, Inc. or its affiliates. No other customer accounted for 10% or more of the company’s consolidated net sales.
Trademarks and Technology
As of September 15, 2014, the company owned over 3,700 trademark registrations and applications in over 160 countries. The company believes its trademarks are of material importance to its business. Although the laws vary by jurisdiction, trademarks generally are valid as long as they are in use and/or their registrations are properly maintained and have not been found to have become generic. Trademark registrations generally can be renewed indefinitely as long as the trademarks are in use. The company believes that its principal brands, including Arnott's, Bolthouse Farms, Campbell's, Goldfish, Kjeldsens, Pace, Pepperidge Farm, Plum Organics, Prego, Swanson and V8, are protected by trademark law in the major markets where they are used. In addition, some of the company's products are sold under brands that have been licensed from third parties.
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
Capital Expenditures
During 2014, the company’s aggregate capital expenditures were $347 million. The company expects to spend approximately $400 million for capital projects in 2015. Major 2015 capital projects include a Bolthouse Farms beverage and salad dressing capacity expansion project, the ongoing implementation of a series of related initiatives to simplify and standardize the soup-making process in North America (also known as the soup common platform initiative), the ongoing Pepperidge Farm cracker capacity expansion project, the ongoing enhancement of the company's corporate headquarters in Camden, New Jersey, an ongoing Bolthouse Farms warehouse capacity expansion project and an Indonesian biscuit capacity expansion project.
Research and Development
During the last three fiscal years, the company’s expenditures on research and development activities relating to new products and the improvement and maintenance of existing products were $121 million in 2014, $128 million in 2013, and $116 million in 2012. The decrease from 2013 to 2014 was primarily due to lower incentive compensation costs and cost savings from restructuring initiatives, partially offset by the impact of acquisitions. The increase from 2012 to 2013 was primarily due to higher incentive compensation and benefit costs, the addition of Bolthouse Farms expenses and higher costs associated with product innovation in North America.
Environmental Matters
The company has requirements for the operation and design of its facilities that meet or exceed applicable environmental rules and regulations. Of the company’s $347 million in capital expenditures made during 2014, approximately $15 million was for compliance with environmental laws and regulations in the U.S. The company further estimates that approximately $16 million of the capital expenditures anticipated during 2015 will be for compliance with U.S. environmental laws and regulations. The company believes that continued compliance with existing environmental laws and regulations (both within the U.S. and elsewhere) will not have a material effect on capital expenditures, earnings or the competitive position of the company. In addition, the company continues to monitor pending environmental laws and regulations within the U.S. and elsewhere, including proposed regulations in the U.S. to limit carbon dioxide emissions from electric utilities, as well as other laws and regulations relating to climate change and greenhouse gas emissions. While the impact of these pending laws and regulations cannot be predicted with certainty, the company does not believe that compliance with these pending laws and regulations will have a material effect on capital expenditures, earnings or the competitive position of the company.
Seasonality
Demand for the company’s products is somewhat seasonal, with the fall and winter months usually accounting for the highest sales volume due primarily to demand for the company’s soup products. Sales of Kelsen products are also highest in the fall and winter months due primarily to holiday gift giving. Demand for the company’s other simple meal and baking and snacking products, as well as the company's beverage products, is generally evenly distributed throughout the year.
Employees
On August 3, 2014, there were approximately 19,400 employees of the company.
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
The company's results are dependent on strengthening its established businesses while diversifying into higher-growth spaces
The company's strategy is focused on strengthening its established businesses while diversifying its portfolio into higher-growth spaces. Its established simple meals, snacks and healthy beverages businesses are concentrated in slower-growing center-store categories in traditional mass and grocery channels. Factors that may impact the company's success in strengthening these businesses and/or diversifying its portfolio into higher-growth spaces include:
•the company's ability to identify and capitalize on higher-growth spaces;

•	the company's ability to identify and capitalize on customer or consumer trends, including those related to new or improved products or packaging;
•the company's ability to design and implement effective retail execution plans;
•the company's ability to design and implement effective advertising and marketing programs;
•the company's ability to secure or maintain sufficient shelf space at retailers; and
•changes in underlying growth rates of the categories in which the company competes.
If the company is not successful in addressing theses factors, the company's strategy may not be successful and/or the company's business or financial results may be negatively impacted.
The company's results may be adversely affected by the failure to execute acquisitions and divestitures successfully
The company's ability to meet its objectives with respect to the acquisition of new businesses or the divestiture of existing businesses may depend in part on its ability to identify suitable buyers and sellers, negotiate favorable financial terms and other contractual terms, and obtain all necessary regulatory approvals. Potential risks of acquisitions also include:
•the inability to integrate acquired businesses efficiently into the company's existing operations;
•diversion of management's attention from other business concerns;
•potential loss of key employees and/or customers of acquired businesses;
•potential assumption of unknown liabilities;
•the inability to implement promptly an effective control environment;
•potential impairment charges if purchase assumptions are not achieved or market conditions decline; and
•the risks inherent in entering markets or lines of business with which the company has limited or no prior experience.
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
Disruption to the company's supply chain could adversely affect its business
The company's ability to manufacture and/or sell its products may be impaired by damage or disruption to its manufacturing or distribution capabilities, or to the capabilities of its suppliers or contract manufacturers, due to factors that are hard to predict or beyond the company's control, such as adverse weather conditions, natural disasters, fire, terrorism, pandemics, strikes or other events. Production of the agricultural commodities used in the company's business may also be adversely affected by drought, water scarcity, temperature extremes, scarcity of suitable agricultural land, crop disease and/or crop pests. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, may adversely affect the company's business or financial results, particularly in circumstances where a product is sourced from a single supplier or location. Disputes with significant suppliers or contract manufacturers, including disputes regarding pricing or performance, may also adversely affect the company's ability to manufacture and/or sell its products, as well as its business or financial results.

The company's non-U.S. operations pose additional risks to the company's business
In 2014, approximately 22% of the company's consolidated net sales from continuing operations were generated outside of the U.S. Sales outside the U.S. are expected to continue to represent a significant portion of consolidated net sales. The company's business or financial performance may be adversely affected due to the risks of doing business in markets outside of the U.S., including but not limited to the following:
•unfavorable changes in tariffs, quotas, trade barriers or other export and import restrictions;

•	the difficulty and/or costs of complying with a wide variety of laws, treaties and regulations, including anti-corruption laws and regulations such as the U.S. Foreign Corrupt Practices Act;

•	the difficulty and/or costs of designing and implementing an effective control environment across diverse regions and employee bases;

•	the adverse impact of foreign tax treaties and policies;

•	political or economic instability, including the possibility of civil unrest, armed hostilities or terrorist acts;

•	the possible nationalization of operations;

•	the difficulty of enforcing remedies and protecting intellectual property in various jurisdictions; and

•	restrictions on the transfer of funds to and from countries outside of the U.S., including potentially negative tax consequences.
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
Increased regulation or regulatory-based claims could adversely affect the company's business or financial results
The manufacture and marketing of food products is extensively regulated. The primary areas of regulation include the processing, packaging, storage, distribution, marketing, advertising, labeling, quality and safety of the company's food products, as well as the health and safety of the company's employees and the protection of the environment. In the U.S., the company is subject to regulation by various government agencies, including the Food and Drug Administration, the U.S. Department of Agriculture, the Federal Trade Commission, the Occupational Safety and Health Administration and the Environmental Protection Agency, as well as various state and local agencies. The company is also regulated by similar agencies outside the U.S. Changes in regulatory requirements (such as proposed labeling requirements), or evolving interpretations of existing regulatory requirements, may result in increased compliance cost, capital expenditures and other financial obligations that could adversely affect the company's business or financial results. In addition, the marketing of food products has come under increased scrutiny in recent years, and the food industry has been subject to an increasing number of legal proceedings and claims relating to alleged false or deceptive marketing under federal, state and foreign laws or regulations. Legal proceedings or claims related to the company's marketing could damage the company's reputation and/or could adversely affect the company's business or financial results.
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

Adverse changes in the global climate or extreme weather conditions could adversely affect the company's business or operations
The company's business or financial results could be adversely affected by changing global temperatures or weather patterns or by extreme or unusual weather conditions. Adverse changes in the global climate or extreme or unusual weather conditions could:

•	unfavorably impact the cost or availability of raw or packaging materials, especially if such events have a negative impact on agricultural productivity or on the supply of water;

•	disrupt the company's ability, or the ability of its suppliers or contract manufacturers, to manufacture or distribute the company's products;

•	disrupt the retail operations of the company's customers; or

•	unfavorably impact the demand for, or the consumer's ability to purchase, the company's products.
In addition, there is growing concern that the release of carbon dioxide and other greenhouse gases into the atmosphere may be impacting global temperatures and weather patterns and contributing to extreme or unusual weather conditions. This growing concern may result in more regional, federal, and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases. Adoption of such additional regulation may result in increased compliance costs, capital expenditures, and other financial obligations that could adversely affect the company's business or financial results.
Price increases may not be sufficient to cover increased costs, or may result in declines in sales volume due to pricing elasticity in the marketplace
The company intends to pass along to customers some or all cost increases in raw and packaging materials and other inputs through increases in the selling prices of, or decreases in the packaging sizes of, some of its products. Higher product prices or smaller packaging sizes may result in reductions in sales volume. To the extent the price increases or packaging size decreases are not sufficient to offset increased raw and packaging materials and other input costs, and/or if they result in significant decreases in sales volume, the company's business results and financial condition may be adversely affected.
The company may be adversely impacted by a changing customer landscape and the increased significance of some of its customers
The company's businesses are largely concentrated in the traditional retail grocery trade. In recent years, alternative retail grocery channels, such as dollar stores, drug stores, club stores and Internet-based retailers, have increased their market share. This trend towards alternative channels is expected to continue in the future. If the company is not successful in pursuing its strategy to expand sales in alternative retail grocery channels, its business or financial results may be adversely impacted. In addition, consolidations in the traditional retail grocery trade have produced large, sophisticated customers with increased buying power and negotiating strength who may seek lower prices or increased promotional programs funded by their suppliers. These customers may use more of their shelf space for their private label products. If the company is unable to use its scale, marketing expertise, product innovation and category leadership positions to respond to these customer dynamics, the company's business or financial results could be negatively impacted.
In 2014, the company's five largest customers accounted for approximately 35% of the company's consolidated net sales, with the largest customer, Wal-Mart Stores, Inc. and its affiliates, accounting for approximately 19% of the company's consolidated net sales. Disruption of sales to any of these customers, or to any of the company's other large customers, for an extended period of time could adversely affect the company's business or financial results.
If the company's food products become adulterated or are mislabeled, the company might need to recall those items, and may experience product liability claims if consumers are injured
The company may need to recall some of its products if they become adulterated or if they are mislabeled, and may also be liable if the consumption of any of its products causes injury to consumers. A widespread product recall could result in significant losses due to the costs of a recall, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. The company could also suffer losses from a significant adverse product liability judgment. A significant product recall or product liability claim could also result in adverse publicity, damage to the company's reputation, and a loss of consumer confidence in the safety and/or quality of its products, ingredients or packaging. Such a loss of confidence could occur even in the absence of a recall or a major product liability claim.

The company may be adversely impacted by inadequacies in, or security breaches of, its information technology systems
The company's information technology systems are critically important to the company's operations. The company relies on its information technology systems (some of which are outsourced to third parties) to manage the data, communications and business processes for all of its functions, including its marketing, sales, manufacturing, logistics, customer service, accounting and administrative functions. If the company does not allocate and effectively manage the resources necessary to build, sustain and protect an appropriate technology infrastructure, the company's business or financial results could be negatively impacted. Furthermore, the company's information technology systems may be vulnerable to material security breaches (including the access to or acquisition of customer, consumer or other confidential data), cyber-based attacks or other material system failures. If the company is unable to prevent material failures, the company's operations may be impacted, and the company may suffer other negative consequences such as reputational damage, litigation, remediation costs and/or penalties under various data privacy laws and regulations.
The company's results may be negatively impacted if consumers do not maintain their favorable perception of its brands
The company has a number of iconic brands with significant value. Maintaining and continually enhancing the value of these brands is critical to the success of the company's business. Brand value is based in large part on consumer perceptions. Success in promoting and enhancing brand value depends in large part on the company's ability to provide high-quality products. Brand value could diminish significantly due to a number of factors, including consumer perception that the company has acted in an irresponsible manner, adverse publicity about the company's products, packaging and/or ingredients (whether or not valid), the company's failure to maintain the quality of its products, the failure of the company's products to deliver consistently positive consumer experiences, or the products becoming unavailable to consumers. The growing use of social and digital media by consumers increases the speed and extent that information and opinions can be shared. Negative posts or comments about the company, its brands, products or packaging on social or digital media could seriously damage the company's brands and reputation. If the company does not maintain the favorable perception of its brands, the company's results could be negatively impacted.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The company's principal executive offices are company-owned and located in Camden, New Jersey. The following table sets forth the company's principal manufacturing facilities and the business segment that primarily uses each of the facilities:
Principal Manufacturing Facilities

Inside the U.S.
California	New Jersey	Texas
Bakersfield (BFS)	East Brunswick (GBS)	Paris (USSM/USB/ISMB/BFS)
Dixon (USSM/USB)	North Carolina	Utah
Stockton (USSM/USB)	Maxton (USSM/ISMB)	Richmond (GBS)
Connecticut	Ohio	Washington
Bloomfield (GBS)	Napoleon (USSM/USB/BFS/ISMB)	Everett (BFS)
Florida	Willard (GBS)	Prosser (BFS)
Lakeland (GBS)	Pennsylvania	Wisconsin
Illinois	Denver (GBS)	Milwaukee (USSM)
Downers Grove (GBS)	Downingtown (GBS/BFS)

Outside the U.S.
Australia	Canada	Indonesia
Huntingwood (GBS)	Toronto (USSM/ISMB/BFS)	Jawa Barat (GBS)
Marleston (GBS)	Denmark	Malaysia
Shepparton (ISMB)	Nørre Snede (GBS)	Selangor Darul Ehsan (ISMB)
Virginia (GBS)	Ribe (GBS)
____________________________________
USSM - U.S. Simple Meals
GBS - Global Baking and Snacking
ISMB - International Simple Meals and Beverages
USB - U.S. Beverages
BFS - Bolthouse and Foodservice
Each of the foregoing manufacturing facilities is company-owned, except the Selangor Darul Ehsan, Malaysia, and the East Brunswick, New Jersey, facilities are leased. The company also maintains executive offices in Norwalk, Connecticut; Bakersfield, California; Emeryville, California; Toronto, Canada; Nørre Snede, Denmark; and North Strathfield, Australia.
On October 28, 2013, the company completed the sale of its European simple meals business. The transaction included the sale of the facilities and executive offices in Puurs, Belgium; Le Pontet, France; Lubeck, Germany; and Kristianstadt, Sweden. The former Aiken, South Carolina, facility was closed in 2014. Manufacturing at the Villagran, Mexico, facility ceased in 2014.
In 2014, the company and its joint venture partner Swire Pacific Limited agreed to restructure manufacturing and streamline operations for the joint venture's soup and broth business in China. As a result of this restructuring, soup production by the joint venture at the Xiamen, China, facility ceased.
Management believes that the company's manufacturing and processing plants are well maintained and are generally adequate to support the current operations of the businesses.
Item 3. Legal Proceedings
None.
Item 4. Mine Safety Disclosures
Not applicable.

Executive Officers of the Company
The following list of executive officers as of September 15, 2014, is included as an item in Part III of this Form 10-K:

Name	Present Title	Age	Year First Appointed Executive Officer
Mark R. Alexander	Senior Vice President	50	2009
Carlos J. Barroso	Senior Vice President	55	2013
David B. Biegger	Senior Vice President	55	2014
Irene Chang Britt	Senior Vice President	51	2010
Anthony P. DiSilvestro	Senior Vice President - Chief Financial Officer	55	2004
Ellen Oran Kaden	Senior Vice President - Chief Legal and Public Affairs Officer	62	1998
Luca Mignini	Senior Vice President	52	2013
Denise M. Morrison	President and Chief Executive Officer	60	2003
Robert W. Morrissey	Senior Vice President and Chief Human Resources Officer	56	2012
Michael P. Senackerib	Senior Vice President - Chief Marketing Officer	49	2012
Carlos J. Barroso served as President and Founder of CJB and Associates, LLC, an R&D consulting firm (2009 - 2013), and Senior Vice President of R&D, Pepsico Global Foods (2008 - 2009), of PepsiCo, Inc. prior to joining the company in 2013. Luca Mignini served as Chief Executive Officer of the Findus Italy division of IGLO Group (2010 - 2012) and Senior Vice President, Europe, Japan and Australia and New Zealand (2007 - 2010), of SC Johnson & Son, Inc. prior to joining the company in 2013. Michael P. Senackerib served as Senior Vice President and Chief Marking Officer of Hertz Global Holdings, Inc. and The Hertz Corporation (2008 - 2011) prior to joining the company in 2012. The company has employed Mark R. Alexander, David B. Biegger, Irene Chang Britt, Anthony P. DiSilvestro, Ellen Oran Kaden, Denise M. Morrison and Robert W. Morrissey in an executive or managerial capacity for at least five years.
There is no family relationship among any of the company’s executive officers or between any such officer and any director that is first cousin or closer. All of the executive officers were elected at the November 2013 meeting of the Board of Directors, except David B. Biegger was appointed an executive officer at the March 2014 meeting with the appointment effective as of April 1, 2014. Anthony P. DiSilvestro's appointment as Senior Vice President - Chief Financial Officer was effective as of May 1, 2014.
PART II

Item 5.	Market for Registrant’s Capital Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market for Registrant’s Capital Stock
The company’s capital stock is listed and principally traded on the New York Stock Exchange. On September 15, 2014, there were 22,147 holders of record of the company’s capital stock. Market price and dividend information with respect to the company’s capital stock are set forth in Note 21 to the Consolidated Financial Statements. Future dividends will be dependent upon future earnings, financial requirements and other factors.
Return to Shareholders* Performance Graph
The following graph compares the cumulative total shareholder return (TSR) on the company’s stock with the cumulative total return of the Standard & Poor’s 500 Stock Index (the S&P 500) and the Standard & Poor’s Packaged Foods Index (the S&P Packaged Foods Group). The graph assumes that $100 was invested on July 31, 2009, in each of company stock, the S&P 500 and the S&P Packaged Foods Group, and that all dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on August 1, 2014.

* Stock appreciation plus dividend reinvestment.

	2009	2010	2011	2012	2013	2014
Campbell	100	119	114	118	173	159
S&P 500	100	114	136	149	186	217
S&P Packaged Foods Group	100	117	140	152	207	219

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions) (1)
4/28/14 - 5/31/14	—	—	—	$750
6/1/14 - 6/30/14	—	—	—	$750
7/1/14 - 8/3/14	—	—	—	$750
Total	—	—	—	$750
____________________________________

(1)
During the fourth quarter of 2014, the company had a publicly announced strategic share repurchase program. Under this program, which was announced on June 23, 2011, the company's Board of Directors authorized the purchase of up to $1 billion of company stock. The program has no expiration date. Purchases under the program were suspended from July 2012 through 2014. The company expects to resume purchases under the program in 2015. The company also expects to continue its longstanding practice, under separate authorization, of purchasing shares sufficient to offset shares issued under incentive compensation plans.

Item 6. Selected Financial Data
FIVE-YEAR REVIEW — CONSOLIDATED

Fiscal Year	2014(1)	2013(2)	2012(3)	2011(4)	2010(5)
(Millions, except per share amounts)
Summary of Operations
Net sales	$8,268	$8,052	$7,175	$7,143	$7,085
Earnings before interest and taxes	1,192	1,080	1,155	1,212	1,272
Earnings before taxes	1,073	955	1,049	1,100	1,166
Earnings from continuing operations	726	680	724	749	791
Earnings (loss) from discontinued operations	81	(231)	40	53	53
Net earnings	807	449	764	802	844
Net earnings attributable to Campbell Soup Company	818	458	774	805	844
Financial Position
Plant assets - net	$2,318	$2,260	$2,127	$2,103	$2,051
Total assets	8,113	8,323	6,530	6,862	6,276
Total debt	4,015	4,453	2,790	3,084	2,780
Total equity	1,603	1,210	898	1,096	929
Per Share Data
Earnings from continuing operations attributable to Campbell Soup Company - basic	$2.35	$2.19	$2.30	$2.28	$2.29
Earnings from continuing operations attributable to Campbell Soup Company - assuming dilution	2.33	2.17	2.29	2.26	2.27
Net earnings attributable to Campbell Soup Company - basic	2.61	1.46	2.43	2.44	2.44
Net earnings attributable to Campbell Soup Company - assuming dilution	2.59	1.44	2.41	2.42	2.42
Dividends declared	1.248	1.16	1.16	1.145	1.075
Other Statistics
Capital expenditures	$347	$336	$323	$272	$315
Weighted average shares outstanding - basic	314	314	317	326	340
Weighted average shares outstanding - assuming dilution	316	317	319	329	343
____________________________________
(All per share amounts below are on a diluted basis)
The 2014 fiscal year consisted of 53 weeks. All other periods had 52 weeks.

(1)
The 2014 earnings from continuing operations attributable to Campbell Soup Company were impacted by the following: a restructuring charge and related costs of $36 million ($.11 per share) associated with restructuring initiatives in 2014 and 2013; pension settlement charges of $14 million ($.04 per share) associated with a U.S. pension plan; a loss of $6 million ($.02 per share) on foreign exchange forward contracts used to hedge the proceeds from the sale of the European simple meals business; and $7 million ($.02 per share) tax expense associated with the sale of the European simple meals business. Earnings from discontinued operations included a gain of $72 million ($.23 per share) on the sale of the European simple meals business.

(2)
The 2013 earnings from continuing operations attributable to Campbell Soup Company were impacted by the following: a restructuring charge and related costs of $90 million ($.28 per share) associated with restructuring initiatives in 2013 and $7 million ($.02 per share) of transaction costs related to the acquisition of Bolthouse Farms. Earnings from discontinued operations were impacted by an impairment charge on the intangible assets of the simple meals business in Europe of $263 million ($.83 per share) and tax expense of $18 million ($.06 per share) representing taxes on the difference between the book value and tax basis of the business.

(3)
The 2012 earnings from continuing operations attributable to Campbell Soup Company were impacted by the following: a restructuring charge of $4 million ($.01 per share) associated with the 2011 initiatives and $3 million ($.01 per share) of transaction costs related to the acquisition of Bolthouse Farms. Earnings from discontinued operations included a restructuring charge of $2 million ($.01 per share) associated with the 2011 initiatives.

(4)
The 2011 earnings from continuing operations attributable to Campbell Soup Company were impacted by a restructuring charge of $39 million ($.12 per share) associated with initiatives announced in June 2011. Earnings from discontinued operations included a restructuring charge of $2 million associated with the initiatives.

(5)
The 2010 earnings from continuing operations attributable to Campbell Soup Company were impacted by the following: a restructuring charge of $8 million ($.02 per share) for pension benefit costs associated with the 2008 initiatives and $10 million ($.03 per share) to reduce deferred tax assets as a result of the U.S. health care legislation enacted in March 2010.

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
On August 6, 2012, the company completed the acquisition of Bolthouse Farms from a fund managed by Madison Dearborn Partners, LLC, a private equity firm. After taking into account customary purchase price adjustments, the final all-cash purchase price was $1.561 billion. See Note 3 to the Consolidated Financial Statements for more information on the acquisition.
On June 13, 2013, the company completed the acquisition of Plum. The final all-cash purchase price was $249 million. See Note 3 to the Consolidated Financial Statements for more information on the acquisition.
On August 8, 2013, the company completed the acquisition of Kelsen. The final all-cash purchase price was $331 million. See Note 3 to the Consolidated Financial Statements for more information on the acquisition.
On October 28, 2013, the company completed the sale of its European simple meals business to Soppa Investments S.à r.l., an affiliate of CVC Capital Partners. The all-cash preliminary sale price was €400 million, or $548 million, and was subject to certain post-closing adjustments, which resulted in a $14 million reduction of proceeds. The company has reflected the results of the European simple meals business as discontinued operations in the Consolidated Statements of Earnings for all years presented. See Note 4 to the Consolidated Financial Statements for additional information.
Key Strategies
Campbell's long-term goal is to build shareholder value by driving sustainable, profitable net sales growth. In its efforts to achieve this goal, the company is guided by its purpose - "Real Food That Matters For Life's Moments" - which it articulated in 2014 as an expression of its core beliefs and the foundation of its historic connection with consumers. With this purpose as its compass, the company is pursuing a strategy that is focused on strengthening its established simple meals, snacks and healthy beverages businesses while diversifying its portfolio into higher-growth spaces.
Campbell plans to take a number of steps in 2015 to strengthen its established businesses. In its North American soup and simple meals business, the company expects to improve performance by enhancing product quality and elevating its marketing and brand-building efforts. The company will also introduce new soup and simple meal products responsive to consumers’ desire for indulgent or premium foods; their increasing appetite for ethnic and regional cuisines; and their growing interest in quick and easy home-cooking solutions. For its shelf-stable beverage business, the company will target health-conscious adults with its V8 branded beverages and households with children with its V8 Splash branded beverages. Pepperidge Farm will remain focused on building the Goldfish cracker brand, maintaining the momentum of its fresh bakery portfolio, and revitalizing its adult savory crackers business. The company will also continue its efforts to reinvigorate its businesses in Australia, focusing on Arnott's biscuits.
Since 2013, Campbell has acquired three businesses - Bolthouse Farms, Plum and Kelsen - and divested its European simple meals business as part of its effort to diversify its portfolio into higher-growth spaces. This effort will continue in 2015, with a focus on four key growth platforms:

•	Accelerating breakthrough innovation, including through continued expansion of the company's dinner sauces platform and the introduction of V8 Protein shakes and bars.

•
Becoming a branded leader in packaged fresh foods. For example, in 2015 Bolthouse Farms will introduce its first kid-focused line of refrigerated snacks and beverages, building on its existing businesses in fresh carrots, super-premium beverages and salad dressings.

•	Expanding in developing markets in Asia and Latin America, where the company already has footholds in China, Indonesia, Malaysia and Mexico.

•
Increasing the availability of the company's products. Across its portfolio, Campbell plans to increase the availability of many of its products by focusing on higher growth alternative retail grocery channels, such as the convenience, club and e-commerce channels.

Executive Summary
This Executive Summary provides significant highlights from the discussion and analysis that follows.

•	There were 53 weeks in 2014. There were 52 weeks in 2013 and 2012.

•	Net sales increased 3% in 2014 to $8.268 billion. The Kelsen and Plum acquisitions contributed 3 points of growth and the 53rd week contributed 2 points of growth.

•
Gross profit, as a percent of sales, decreased to 35.1% from 36.2% a year ago. The decrease was primarily due to cost inflation and increased supply chain costs, higher promotional spending and the impact of acquisitions, partly offset by productivity improvements and a reduction in restructuring-related costs.

•
Administrative expenses decreased 15% to $573 million from $677 million a year ago. The decline was primarily due to lower incentive compensation costs, cost savings from restructuring initiatives and lower pension expenses, partially offset by the impact of acquisitions.

•
Earnings per share from continuing operations were $2.33 in 2014, compared to $2.17 a year ago. The current and prior year included expenses of $.20 and $.31 per share, respectively, from items impacting comparability as discussed below.

Earnings from continuing operations attributable to Campbell Soup Company - 2014 Compared with 2013
The following items impacted the comparability of earnings and earnings per share:

•
In 2014, the company recognized pre-tax pension settlement charges in Cost of products sold of $22 million ($14 million after tax or $.04 per share) associated with a U.S. pension plan. The settlements resulted from the level of lump sum distributions from the plan's assets in 2014, primarily due to the closure of the facility in Sacramento, California;

•
On October 28, 2013, the company completed the sale of its simple meals business in Europe. In 2014, the company recorded a loss of $9 million ($6 million after tax or $.02 per share) on foreign exchange forward contracts used to hedge the proceeds from the sale of the European simple meals business. The loss was included in Other expenses. In addition, the company recorded tax expense of $7 million ($.02 per share) associated with the sale of the business;

•
In 2014, the company recorded a pre-tax restructuring charge of $54 million ($33 million after tax or $.10 per share) associated with initiatives to streamline its salaried workforce in North America and its workforce in the Asia Pacific region; restructure manufacturing and streamline operations for its soup and broth business in China; improve supply chain efficiency in Australia; and reduce overhead across the organization. See Note 8 to the Consolidated Financial Statements and "Restructuring Charges" for additional information;

•
In 2013, the company implemented several initiatives to improve its U.S. supply chain cost structure and increase asset utilization across its U.S. thermal plant network; expand access to manufacturing and distribution capabilities in Mexico; improve its Pepperidge Farm bakery supply chain cost structure; and reduce overhead in North America. In 2014, the company recorded a pre-tax restructuring charge of $1 million and restructuring-related costs of $3 million in Cost of products sold (aggregate impact of $3 million after tax or $.01 per share) related to the 2013 initiatives. In 2013, the company recorded a pre-tax restructuring charge of $51 million and restructuring-related costs of $91 million in Cost of products sold (aggregate impact of $90 million after tax or $.28 per share) related to the 2013 initiatives. See Note 8 to the Consolidated Financial Statements and "Restructuring Charges" for additional information; and

•
In 2013, the company incurred pre-tax transaction costs of $10 million ($7 million after tax or $.02 per share) associated with the acquisition of Bolthouse Farms, which closed on August 6, 2012. The costs were included in Other expenses.

The items impacting comparability are summarized below:

	2014		2013
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations attributable to Campbell Soup Company	$737	$2.33	$689	$2.17

Restructuring charges and related costs	$(36)	$(.11)	$(90)	$(.28)
Pension settlement charges	(14)	(.04)	—	—
Loss on foreign exchange forward contracts	(6)	(.02)	—	—
Tax expense associated with sale of business	(7)	(.02)	—	—
Acquisition transaction costs	—	—	(7)	(.02)
Impact of items on earnings from continuing operations(1)	$(63)	$(.20)	$(97)	$(.31)
____________________________________

(1)	The sum of the individual per share amounts may not add due to rounding.
Earnings from continuing operations were $737 million ($2.33 per share) in 2014, compared to $689 million ($2.17 per share) in 2013. After adjusting for items impacting comparability, earnings increased primarily due to lower administrative expenses, the benefit of the additional week and lower marketing expenses, partly offset by a lower gross margin percentage, lower sales (excluding the impact of acquisitions and the 53rd week), and a higher effective tax rate. The additional week contributed approximately $.08 per share to earnings from continuing operations in 2014.
The company sold its European simple meals business on October 28, 2013. See "Discontinued Operations" for additional information.
Net earnings attributable to Campbell Soup Company - 2013 Compared with 2012
In addition to the 2013 items that impacted comparability of Earnings from continuing operations previously disclosed, the following items impacted the comparability of net earnings and net earnings per share:
Continuing Operations

•	In 2012, the company incurred pre-tax transaction costs of $5 million ($3 million after tax or $.01 per share) associated with the acquisition of Bolthouse Farms; and

•
In 2011, the company announced a series of initiatives to improve supply chain efficiency and reduce overhead costs across the organization to help fund plans to drive growth of the business. The company also announced its exit from the Russian market. In 2012, the company recorded a pre-tax restructuring charge of $7 million ($4 million after tax or $.01 per share) related to the initiatives. See Note 8 to the Consolidated Financial Statements and "Restructuring Charges" for additional information.

Discontinued Operations

•
In the fourth quarter of 2013, the company recorded an impairment charge on the intangible assets of the simple meals business in Europe of $396 million ($263 million after tax or $.83 per share). In addition, the company recorded $18 million in tax expense ($.06 per share) representing taxes on the difference between the book value and tax basis of the business. See Note 4 to the Consolidated Financial Statements for additional information; and

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
Earnings from continuing operations were $689 million ($2.17 per share) in 2013, compared to $734 million ($2.29 per share) in 2012. After adjusting for items impacting comparability, earnings increased in 2013 from 2012. The increase was primarily due to sales growth, lower marketing expenses, the impact of the acquisition of Bolthouse Farms and a lower effective tax rate, partially offset by higher administrative expenses and higher selling expenses. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding, reflecting the impact of the company’s strategic share repurchase program in 2012.
See "Discontinued Operations" for additional information.
Net earnings (loss) attributable to noncontrolling interests
The company owns a 60% controlling interest in a joint venture formed with Swire Pacific Limited to support the development of the company’s soup and broth business in China. The joint venture began operations on January 31, 2011. The noncontrolling interest’s share in the net loss was included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings. In 2014, the company and its joint venture partner agreed to restructure manufacturing and streamline operations for its soup and broth business in China. The after-tax restructuring charge attributable to the noncontrolling interest was $5 million.
The company also owns a 70% controlling interest in a Malaysian food products manufacturing company. The noncontrolling interest’s share in the net earnings was included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings and was not material in 2014, 2013, or 2012.
DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

				% Change
(Millions)	2014	2013	2012	2014/2013	2013/2012
U.S. Simple Meals	$2,944	$2,849	$2,726	3%	5%
Global Baking and Snacking	2,440	2,273	2,193	7	4
International Simple Meals and Beverages	780	869	872	(10)	—
U.S. Beverages	723	742	774	(3)	(4)
Bolthouse and Foodservice	1,381	1,319	610	5	116
	$8,268	$8,052	$7,175	3%	12%

An analysis of percent change of net sales by reportable segment follows:

2014 versus 2013	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages (3)	Bolthouse and Foodservice	Total
Volume and Mix	—%	1%	(2)%	(5)%	3%	—%
Price and Sales Allowances	2	2	(1)	—	—	1
Decreased/(Increased) Promotional Spending(1)	(2)	(3)	—	1	(1)	(2)
Currency	—	(3)	(6)	—	—	(1)
Net Accounting(2)	—	—	(3)	—	—	—
Acquisitions	2	8	—	—	1	3
Estimated Impact of 53rd week	1	2	2	2	2	2
	3%	7%	(10)%	(3)%	5%	3%

2013 versus 2012	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Total (3)
Volume and Mix	3%	4%	—%	(3)%	(6)%	1%
Price and Sales Allowances	2	2	2	—	—	2
Increased Promotional Spending(1)	(1)	(2)	(2)	(1)	(2)	(1)
Acquisitions	1	—	—	—	124	11
	5%	4%	—%	(4)%	116%	12%
__________________________________________

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

(2)
In 2014, revenue in Mexico is presented on a net accounting basis in connection with a new business model under which the cost of certain services provided by the company's suppliers is netted against revenue.

(3)	Sum of the individual amounts does not add due to rounding.
In 2014, U.S. Simple Meals sales increased 3%. U.S. soup sales decreased 1%. Excluding the benefit of the 53rd week, U.S. soup sales decreased 2%. Further details of U.S. soup, excluding the benefit of the 53rd week, include:

•
Sales of Campbell’s condensed soups decreased 3%, with declines in eating varieties partially offset by gains in cooking varieties. Lower volumes and increased promotional spending were partly offset by higher selling prices.

•	Sales of ready-to-serve soups decreased 6%, primarily due to declines in canned and microwavable soup varieties.

•	Broth sales increased 8%, primarily due to more effective marketing programs, innovation and distribution gains.
Sales of other simple meals increased 15%, primarily due to the acquisition of Plum in June 2013, which contributed 9 points of growth. Excluding the impact of the acquisition and the benefit of the 53rd week, sales increased due to gains in Prego pasta sauces, which benefited from the launch of Alfredo sauces; and Campbell's dinner sauces, which benefited from the introduction in 2014 of Campbell's Slow Cooker Sauces; partially offset by declines in Campbell's canned gravy products.
In 2013, U.S. Simple Meals sales increased 5%, reflecting increases in U.S. soup and and other simple meals. U.S. soup sales increased 5%, benefiting from improved execution and the favorable impact of weather. Further details of U.S. soup include:

•	Sales of Campbell’s condensed soups increased 2%, with gains in both cooking and eating varieties.

•
Sales of ready-to-serve soups increased 9%, due to volume-driven gains in Campbell's Chunky canned soups, which benefited from new varieties, increased promotional spending and a return to NFL-themed advertising.

•
Broth sales increased 4%, primarily driven by double-digit gains in aseptically packaged broth, partially offset by lower sales of canned products and lower sales of Swanson Flavor Boost concentrated broth, which was introduced in 2012.

Sales of other simple meals increased 5% primarily due to the acquisition of Plum in June 2013, growth in Prego pasta sauces, the 2013 launch of Campbell's Skillet Sauces, and growth in Pace Mexican sauces, partially offset by lower sales in other simple meals products.
In 2014, Global Baking and Snacking sales increased 7%. The acquisition of Kelsen contributed $193 million to sales, or 8 points of growth. Excluding the impact of the acquisition and the benefit of the 53rd week, sales decreased primarily due to the impact of currency. Excluding the benefit of the 53rd week, Pepperidge Farm sales increased slightly with growth in fresh bakery and Goldfish crackers, partially offset by declines in adult cracker varieties and frozen products. In fresh bakery, sales increased due to gains in sandwich bread and rolls. In Arnott's, sales decreased primarily due to the impact of currency and sales declines in Australia in savory and chocolate varieties, partially offset by strong gains in Indonesia and the benefit of the 53rd week. The company increased trade spending in Arnott's and Pepperidge Farm to remain competitive.
In 2013, Global Baking and Snacking sales increased 4% with gains in both Pepperidge Farm and Arnott's. Pepperidge Farm sales increased primarily due to growth in fresh bakery products, Goldfish crackers and cookies. Sales of fresh bakery products benefited from improved marketplace performance and increased shelf space at retail outlets resulting from the bankruptcy of a competitor. Arnott’s sales increased primarily due to gains in Indonesia, partially offset by the impact of currency. Promotional spending was increased by Pepperidge Farm for competitive reasons and to capitalize on the opportunity to increase shelf space in the U.S. bread category and in Arnott's to remain competitive in the Australian marketplace.
In 2014, International Simple Meals and Beverages sales decreased 10%. In Canada, sales decreased due to the impact of currency and declines in beverages, partly offset by gains in snacks. In Latin America, sales declined due to the impact of presenting revenue on a net basis and lower selling prices in Mexico. In the Asia Pacific region, sales decreased primarily due to the impact of currency and declines in Australia, primarily in soup, partially offset by gains in Malaysia.
In 2013, International Simple Meals and Beverages sales were comparable to 2012. Sales declines in the Asia Pacific region, primarily due to currency and declines in exports, were partially offset by gains in China, Canada and Latin America. Promotional spending was increased, primarily to support the soup business in Canada, in response to more intense price competition in the marketplace.
In 2014, U.S. Beverages sales decreased 3%, primarily from declines in V8 V-Fusion multi-serve beverages and softness in single-serve beverages, due in part to the transition in 2014 to a new distribution network for the immediate consumption channel. U.S. Beverages continues to be under pressure from category weakness in shelf-stable juices, as well as from competition from specialty beverages and packaged fresh juices.
In 2013, U.S. Beverages sales decreased 4% due to declines in sales of V8 vegetable juice and V8 V-Fusion beverages, partially offset by an increase in V8 Splash beverages. Promotional spending was increased, primarily on V8 Splash beverages, in response to more price-based competition in the value segment.
In 2014, Bolthouse and Foodservice sales increased 5%. The increase was due in part to the benefit of the 53rd week and the additional week of Bolthouse sales in 2014 as the business was acquired one week into 2013. Excluding the additional week of Bolthouse in 2014 and the benefit of the 53rd week, segment sales increased as gains in Bolthouse beverages and salad dressings were partially offset by declines in North America Foodservice. The North America Foodservice decline was due to volume declines in fresh soup sold at retail perimeter and the impact of currency.
In 2013, Bolthouse and Foodservice sales increased due to the acquisition of Bolthouse Farms in 2013, which contributed $756 million to sales. North America Foodservice sales declined 8% primarily due to declines in frozen soup products, reflecting the loss of a major restaurant customer, and higher levels of trade spending to remain competitive.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased by $14 million in 2014 from 2013 and increased by $102 million in 2013 from 2012. As a percent of sales, gross profit was 35.1% in 2014, 36.2% in 2013 and 39.2% in 2012.
The 1.1 and 3.0 percentage-point decreases in gross margin percentage in 2014 and 2013, respectively, were due to the following factors:

	2014	2013
Cost inflation, supply chain costs and other factors	(2.5)%	(1.9)%
Higher level of promotional spending	(1.1)	(0.7)
Impact of acquisitions (including Plum recall in 2014)	(0.6)	(1.7)
Mix	(0.4)	—
Pension settlement charges(1)	(0.3)	—
Productivity improvements	2.0	1.6
Reduction (increase) in restructuring-related costs	1.1	(1.1)
Higher selling prices	0.7	0.8
	(1.1)%	(3.0)%
__________________________________________

(1)	See Note 11 to the Consolidated Financial Statements for additional information on the pension settlement charges.

Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 11.3% in 2014, 11.8% in 2013 and 13.1% in 2012. Marketing and selling expenses decreased 1% in 2014 from 2013. The decrease was primarily due to lower advertising and consumer promotion expenses (approximately 2 percentage points); the impact of currency (approximately 1 percentage point); lower marketing overhead expenses (approximately 1 percentage point); and lower selling expenses (approximately 1 percentage point), partially offset by the impact of acquisitions (approximately 4 percentage points). Marketing and selling expenses increased 1% in 2013 from 2012. The increase was primarily due to the impact of the Bolthouse Farms acquisition (approximately 3 percentage points); higher selling expenses (approximately 2 percentage points); and higher marketing expenses to support innovation efforts (approximately 2 percentage points), partially offset by lower advertising and consumer promotion expenses, primarily in the U.S. Soup business (approximately 6 percentage points).
Administrative Expenses
Administrative expenses as a percent of sales were 6.9% in 2014, 8.4% in 2013 and 8.1% in 2012. Administrative expenses decreased by 15% in 2014 from 2013. The decrease was primarily due to lower incentive compensation costs (approximately 13 percentage points); cost savings from restructuring initiatives (approximately 3 percentage points); and lower pension and other benefit expenses (approximately 2 percentage points), partially offset by the impact of acquisitions (approximately 3 percentage points). Administrative expenses increased by 17% in 2013 from 2012, primarily due to the impact of the Bolthouse Farms acquisition (approximately 10 percentage points) and higher incentive compensation costs (approximately 7 percentage points).
Research and Development Expenses
Research and development expenses decreased $7 million, or 5%, in 2014 from 2013. The decrease was primarily due to lower incentive compensation costs (approximately 4 percentage points) and cost savings from restructuring initiatives (approximately 3 percentage points), partially offset by the impact of acquisitions (approximately 3 percentage points). Research and development expenses increased $12 million, or 10%, in 2013 from 2012. The increase was primarily due to higher incentive compensation and benefit costs (approximately 7 percentage points); the impact of the Bolthouse Farms acquisition (approximately 2 percentage points); and higher costs associated with product innovation in North America (approximately 1 percentage point).
Other Expenses/(Income)
Other expenses in 2014 included a loss of $9 million on foreign exchange forward contracts used to hedge the proceeds from the sale of the European simple meals business and $18 million of amortization of intangible assets associated with the acquisition of Bolthouse Farms, Kelsen and Plum businesses. Other expenses in 2013 included $10 million of transaction costs and $14 million of amortization of intangible assets associated with the acquisition of Bolthouse Farms. Other expenses in 2012 included $5 million of transaction costs associated with the acquisition of Bolthouse Farms.
Operating Earnings
Segment operating earnings were comparable in 2014 and 2013. Segment operating earnings increased 7% in 2013 from 2012.
An analysis of operating earnings by segment follows:

				% Change
(Millions)	2014	2013	2012	2014/2013	2013/2012
U.S. Simple Meals	$714	$731	$658	(2)%	11%
Global Baking and Snacking	332	316	315	5	—
International Simple Meals and Beverages	106	108	106	(2)	2
U.S. Beverages	127	120	134	6	(10)
Bolthouse and Foodservice	117	116	85	1	36
	1,396	1,391	1,298	—%	7%
Unallocated corporate expenses	(149)	(260)	(136)
Restructuring charges(1)	(55)	(51)	(7)
Earnings before interest and taxes	$1,192	$1,080	$1,155
__________________________________________

(1)	See Note 8 to the Consolidated Financial Statements for additional information on restructuring charges.
Earnings from U.S. Simple Meals decreased 2% in 2014 versus 2013. The decrease was primarily due to a lower gross margin percentage and expenses related to the Plum product recall in November 2013, partly offset by lower administrative expenses, lower marketing expenses and the benefit of the additional week.

Earnings from U.S. Simple Meals increased 11% in 2013 versus 2012. The improvement in operating earnings was primarily due to higher selling prices and productivity savings, partially offset by cost inflation.
Earnings from Global Baking and Snacking increased 5% in 2014 versus 2013. Operating earnings increased primarily due to lower administrative expenses, the Kelsen acquisition, lower marketing expenses and the benefit of the additional week, partially offset by a lower gross margin percentage and the impact of currency. The operating earnings increase reflected growth in Pepperidge Farm and the addition of Kelsen's operating results, partly offset by lower earnings in Arnott’s.
Earnings from Global Baking and Snacking increased $1 million in 2013, reflecting growth in Pepperidge Farm mostly offset by lower earnings in Arnott's.
Earnings from International Simple Meals and Beverages decreased 2% in 2014 versus 2013. The decrease in operating earnings was primarily due to lower sales volume and the impact of currency, partly offset by lower administrative expenses, a higher gross margin percentage and lower selling expenses.
Earnings from International Simple Meals and Beverages increased 2% in 2013 versus 2012. The increase was primarily due to lower losses in China, reflecting lower marketing expenses, partially offset by a lower gross margin percentage.
Earnings from U.S. Beverages increased 6% in 2014 versus 2013, primarily due to lower administrative and marketing expenses, partly offset by a lower gross margin percentage and sales volume declines.
Earnings from U.S. Beverages decreased 10% in 2013 versus 2012, primarily due to lower sales and a lower gross margin percentage, partially offset by reduced advertising expenses.
Earnings from Bolthouse and Foodservice increased 1% in 2014 versus 2013. The increase was primarily due to lower administrative expenses, the increase in sales and the benefit of the 53rd week, partly offset by a lower gross margin percentage and increased marketing investment for Bolthouse Farms.
Earnings from Bolthouse and Foodservice increased $31 million in 2013 from 2012 due to the acquisition of Bolthouse Farms, which contributed $63 million, partially offset by lower earnings in North America Foodservice resulting from the decline in sales.
Unallocated corporate expenses in 2014 included pension settlement charges of $22 million associated with a U.S. pension plan. The settlement resulted from the level of lump sum distributions from the plan's assets in 2014, primarily due to the closure of the facility in Sacramento, California. The current year also included a $9 million loss on foreign exchange forward contracts related to the sale of the European simple meals business and $3 million of restructuring-related costs. Unallocated corporate expenses in 2013 included $91 million of restructuring-related costs and $10 million of transaction costs associated with the Bolthouse Farms acquisition. The remaining decrease in expenses was primarily due to lower incentive compensation costs and gains on foreign exchange transactions. Unallocated corporate expenses in 2012 included $5 million associated with the acquisition of Bolthouse Farms. The remaining increase in expenses in 2013 from 2012 was primarily due to higher incentive compensation costs.
Interest Expense/Income
Interest expense decreased to $122 million in 2014 from $135 million in 2013, reflecting lower interest rates on the debt portfolio. Interest income decreased to $3 million from $10 million in 2013, primarily due to lower levels of cash and cash equivalents.
Interest expense increased to $135 million in 2013 from $114 million in 2012, reflecting a higher debt level due to the Bolthouse Farms acquisition, partially offset by lower interest rates. Interest income increased to $10 million from $8 million in 2012, primarily due to higher levels of cash and cash equivalents.
Taxes on Earnings
The effective tax rate was 32.3% in 2014, 28.8% in 2013 and 31.0% in 2012. The current year included a tax benefit of $8 million on $22 million of pension settlement charges associated with a U.S. pension plan. The current year also included a tax benefit of $17 million on $58 million of restructuring charges and related costs, tax expense of $7 million associated with the sale of the European simple meals business, and a tax benefit of $3 million on a loss of $9 million on foreign exchange forward contracts used to hedge the proceeds from the sale of the business. The prior year included a tax benefit of $55 million on $152 million of restructuring charges and related costs and acquisition transaction costs. After adjusting for items impacting comparability, the remaining increase in the effective rate in 2014 was primarily due to the prior-year rate benefiting from lower taxes on foreign earnings and the favorable settlement of state tax matters.
The decline in the effective tax rate in 2013 from 2012 was primarily due to lower state taxes, including the favorable resolution of certain matters, and an increase in the U.S. manufacturing deduction.

Restructuring Charges
2014 Initiatives
In 2014, the company implemented the following initiatives to reduce overhead across the organization, restructure manufacturing and streamline operations for its soup and broth business in China and improve supply chain efficiency in Australia. Details of the 2014 initiatives include:

•	The company streamlined its salaried workforce in North America and its workforce in the Asia Pacific region. Approximately 250 positions were eliminated.

•
The company and its joint venture partner Swire Pacific Limited agreed to restructure manufacturing and streamline operations for its soup and broth business in China. As a result, certain assets were impaired, and approximately 100 positions were eliminated.

•
In Australia, the company implemented an initiative to improve supply chain efficiency by relocating production from its biscuit plant in Marleston to Huntingwood. The relocation will occur through the second quarter of 2016 and will result in the elimination of approximately 90 positions.

•	The company implemented an initiative to reduce overhead across the organization by approximately 85 positions. The actions will be completed in 2015.
In 2014, the company recorded a restructuring charge of $54 million ($33 million after tax or $.10 per share in earnings from continuing operations attributable to Campbell Soup Company) related to the 2014 initiatives.
A summary of the pre-tax costs and remaining costs associated with the initiatives is as follows:

(Millions)	Total Program	Recognized as of August 3, 2014	Remaining Costs to be Recognized
Severance pay and benefits	$42	$(41)	$1
Asset impairment	12	(12)	—
Other exit costs	2	(1)	1
Total	$56	$(54)	$2
Of the aggregate $56 million of pre-tax costs, the company expects approximately $43 million will be cash expenditures. In addition, the company expects to invest approximately $7 million in capital expenditures, primarily to relocate biscuit production and packaging capabilities. The remaining aspects of the 2014 initiatives are expected to be completed through 2016. The remaining cash outflows related to these restructuring initiatives are not expected to have a material adverse impact on the company’s liquidity.
The initiatives are expected to generate pre-tax savings of approximately $56 million in 2015, and once fully implemented, annual ongoing savings of approximately $65 million beginning in 2016. In 2014, pre-tax savings were $26 million.
The total pre-tax costs of $56 million associated with each segment are expected to be as follows: U.S. Simple Meals - $9 million; Global Baking and Snacking - $24 million; International Simple Meals and Beverages - $18 million; U.S. Beverages - $2 million; Bolthouse and Foodservice - $2 million; and Corporate - $1 million. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.
2013 Initiatives
In 2013, the company implemented the following initiatives to improve supply chain efficiency, expand access to manufacturing and distribution capabilities and reduce costs. Details of the 2013 initiatives include:

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
In 2014, the company recorded a restructuring charge of $1 million related to the 2013 initiatives. In addition, approximately $3 million of costs related to the 2013 initiatives were recorded in Cost of products sold, representing other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in 2014 was $3 million, or $.01 per share. In 2013, the company recorded a restructuring charge of $51 million. In addition, approximately $91 million of costs related to these initiatives were recorded in 2013 in Cost of products sold, representing accelerated depreciation and other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in 2013 was $90 million, or $.28 per share.
A summary of the pre-tax costs and remaining costs associated with the initiatives is as follows:

(Millions)	Total Program	Recognized as of August 3, 2014	Remaining Costs to be Recognized
Severance pay and benefits	$35	$(35)	$—
Accelerated depreciation/asset impairment	99	(99)	—
Other exit costs	14	(12)	2
Total	$148	$(146)	$2
Of the aggregate $148 million of pre-tax costs, approximately $46 million are cash expenditures. In addition, the company expects to invest approximately $31 million in capital expenditures, primarily to relocate and refurbish a beverage filling and packaging line, and relocate bread production, of which approximately $28 million has been invested as of August 3, 2014. The remaining aspects of the 2013 initiatives are expected to be completed in 2015. The remaining cash outflows related to these restructuring initiatives are not expected to have a material adverse impact on the company’s liquidity.
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
2011 Initiatives
In the fourth quarter of 2011, the company announced a series of initiatives to improve supply chain efficiency and reduce overhead costs across the organization to help fund plans to drive the growth of the business. The company also announced its exit from the Russian market. Details of the 2011 initiatives include:

•
In Australia, the company is investing in a new system to automate packing operations at its biscuit plant in Virginia. This investment continued through 2014 and resulted in the elimination of approximately 190 positions in 2014. The company expects to continue investing in the new system through 2015. Further, the company improved asset utilization in the U.S. by shifting production of ready-to-serve soups from Paris, Texas, to other facilities in 2012. In addition, the manufacturing facility in Marshall, Michigan, was closed in 2011, and manufacturing of Campbell’s Soup at Hand microwavable products was consolidated at the Maxton, North Carolina, plant in 2012.

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
As of the second quarter of 2014, the 2011 initiatives were substantially completed. Of the aggregate $73 million of pre-tax costs, approximately $50 million represented cash expenditures, the majority of which was spent in 2012. In addition, the company expects to invest approximately $45 million in capital expenditures in connection with the actions, of which approximately $41 million has been invested as of August 3, 2014. The remaining cash outflows related to these programs are not expected to have a material adverse impact on the company’s liquidity.
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
See Note 8 to the Consolidated Financial Statements for additional information.
Discontinued Operations
On October 28, 2013, the company completed the sale of its European simple meals business to Soppa Investments S.à r.l., an affiliate of CVC Capital Partners. The all-cash preliminary sale price was €400 million, or $548 million, and was subject to certain post-closing adjustments, which resulted in a $14 million reduction of proceeds. The company recognized a pre-tax gain of $141 million ($72 million after tax or $.23 per share) in 2014.
The company has reflected the results of the European simple meals business as discontinued operations in the Consolidated Statements of Earnings for all years presented. The business was historically included in the International Simple Meals and Beverages segment.
Results of discontinued operations were as follows:

(Millions)	2014	2013	2012
Net sales	$137	$532	$532

Gain on sale of the European simple meals business	$141	$—	$—
Impairment on the European simple meals business	—	(396)	—
Earnings from operations, before taxes	14	65	57
Earnings (loss) before taxes	$155	$(331)	$57
Taxes on earnings	(74)	100	(17)
Earnings (loss) from discontinued operations	$81	$(231)	$40
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

LIQUIDITY AND CAPITAL RESOURCES
The company expects that foreseeable liquidity and capital resource requirements, including cash outflows to repay debt, pay dividends and repurchase shares, will be met through anticipated cash flows from operations; long-term borrowings under its shelf registration statement; short-term borrowings, including commercial paper; and cash and cash equivalents. The company believes that its sources of financing will be adequate to meet its future liquidity and capital resource requirements.
The company generated cash from operations of $899 million in 2014, compared to $1.019 billion in 2013. The decrease in 2014 was primarily due to lower cash earnings and taxes paid on the divestiture of the European simple meals business, partly offset by lower working capital requirements.
The company generated cash from operations of $1.019 billion in 2013, compared to $1.120 billion in 2012. The decrease in 2013 was primarily due to higher working capital requirements, partly offset by higher cash earnings.
Capital expenditures were $347 million in 2014, $336 million in 2013 and $323 million in 2012. Capital expenditures are expected to total approximately $400 million in 2015. Capital expenditures in 2014 included capacity expansion at Pepperidge Farm (approximately $48 million); the ongoing initiative to simplify the soup-making process in North America (also known as the soup common platform initiative) (approximately $22 million); broth capacity expansion (approximately $15 million); continued enhancement of the company's corporate headquarters (approximately $12 million); a flexible beverage production line for Bolthouse Farms (approximately $11 million); the refurbishment of a beverage filling and packaging line for the U.S. Beverages business (approximately $10 million); the packing automation and capacity expansion projects at one of the company’s Australian biscuit plants (approximately $10 million); and an advanced planning system in North America (approximately $4 million). Capital expenditures in 2013 included the soup capacity expansion project for the North America Foodservice business (approximately $42 million); capacity expansion at Pepperidge Farm (approximately $38 million); the ongoing soup common platform initiative in North America (approximately $20 million); the packing automation and capacity expansion projects at one of the company’s Australian biscuit plants (approximately $19 million); and an advanced planning system in North America (approximately $11 million). Capital expenditures in 2012 included the packing automation and capacity expansion projects at one of the company’s Australian biscuit plants (approximately $32 million), Pepperidge Farm's 34,000-square-foot innovation center (approximately $20 million), capacity expansion at Pepperidge Farm (approximately $18 million), the ongoing soup common platform initiative in North America (approximately $17 million), an advanced planning system in North America (approximately $14 million), and continued enhancement of the company’s corporate headquarters (approximately $11 million).
On August 8, 2013, the company completed the acquisition of Kelsen. The final all-cash purchase price was $331 million and was funded through the issuance of commercial paper.
On June 13, 2013, the company completed the acquisition of Plum. The final all-cash purchase price was $249 million and was funded through the issuance of commercial paper.
Long-term borrowings in 2013 included:

•
$400 million floating rate notes that matured on August 1, 2014. Interest on the notes was based on 3-month U.S. dollar LIBOR plus 0.30%. Interest was payable quarterly and commenced on November 1, 2012;

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

The net proceeds from these issuances were used to fund the acquisition of Bolthouse Farms in 2013 for $1.561 billion. The balance of the purchase price was funded through the issuance of commercial paper.
Dividend payments were $391 million in 2014, $367 million in 2013 and $373 million in 2012. Annual dividends declared were $1.248 per share in 2014 and $1.16 per share in 2013 and 2012. The 2014 fourth quarter rate was $.312 per share.
Excluding shares owned and tendered by employees to satisfy stock option exercises, the company repurchased approximately 2 million shares at a cost of $76 million in 2014, approximately 4 million shares at a cost of $153 million in 2013, and approximately 13 million shares at a cost of $412 million in 2012. In June 2011, the company's Board of Directors authorized the purchase of up to $1 billion of company stock. In 2012, approximately $250 million was used to repurchase shares pursuant to the company's June 2011 publicly announced share repurchase program. Approximately $750 million remained available to repurchase shares under the company's June 2011 repurchase program as of August 3, 2014. The program has no expiration date. Purchases under the program were suspended from July 2012 through 2014. The company expects to resume purchases under the program in 2015.

The company also expects to continue its longstanding practice, under separate authorization, of purchasing shares sufficient to offset shares issued under incentive compensation plans. See “Market for Registrant's Capital Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities” for more information.
At August 3, 2014, the company had $1.771 billion of short-term borrowings due within one year, of which $1.406 billion was comprised of commercial paper borrowings. As of August 3, 2014, $49 million of standby letters of credit were issued on behalf of the company. In December 2013, the company renewed its committed revolving credit facilities, combining two previous facilities totaling $2.0 billion into a new five-year facility totaling $2.2 billion. The new facility matures in December 2018. This facility remained unused at August 3, 2014, except for $3 million of standby letters of credit issued on behalf of the company. This revolving credit facility supports the company’s commercial paper programs and other general corporate purposes. The company may also increase the commitment under the credit facility up to an additional $500 million, upon the agreement of either existing lenders or of additional banks not currently parties to the existing credit agreements.
On October 28, 2013, the company completed the sale of its European simple meals business to Soppa Investments S.à r.l., an affiliate of CVC Capital Partners, for €400 million, or $548 million. The sale price was subject to certain post-closing adjustments, which resulted in a $14 million reduction of proceeds. The company used the proceeds from the sale to pay taxes on the sale, reduce debt and for other general corporate purposes.
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
CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
Contractual Obligations
The following table summarizes the company’s obligations and commitments to make future payments under certain contractual obligations as of August 3, 2014. For additional information on debt, see Note 13 to the Consolidated Financial Statements. Operating leases are primarily entered into for warehouse and office facilities and certain equipment. Purchase commitments represent purchase orders and long-term purchase arrangements related to the procurement of ingredients, supplies, machinery, equipment and services. These commitments are not expected to have a material impact on liquidity. Other long-term liabilities primarily represent payments related to deferred compensation obligations. For additional information on other long-term liabilities, see Note 19 to the Consolidated Financial Statements.

	Contractual Payments Due by Fiscal Year
(Millions)	Total	2015	2016 - 2017	2018 - 2019	Thereafter
Debt obligations(1)	$4,024	$1,771	$402	$301	$1,550
Interest payments(2)	850	92	182	152	424
Derivative payments(3)	22	16	6	—	—
Purchase commitments	1,037	689	173	84	91
Operating leases	194	38	58	40	58
Other long-term payments(4)	166	—	46	41	79
Total long-term cash obligations	$6,293	$2,606	$867	$618	$2,202
_______________________________________

(1)	Excludes unamortized net discount/premium on debt issuances. For additional information on debt obligations, see Note 13 to the Consolidated Financial Statements.

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

(4)
Represents other long-term liabilities, excluding unrecognized tax benefits, postretirement benefits and payments related to pension plans. For additional information on pension and postretirement benefits, see Note 11 to the Consolidated Financial Statements. For additional information on unrecognized tax benefits, see Note 12 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Other Commitments
The company guarantees approximately 2,000 bank loans to Pepperidge Farm independent sales distributors by third-party financial institutions used to purchase distribution routes. The maximum potential amount of the future payments under existing guarantees the company could be required to make is $179 million. The company’s guarantees are indirectly secured by the distribution routes. The company does not believe that it is probable that it will be required to make guarantee payments as a result of defaults on the bank loans guaranteed. See also Note 18 to the Consolidated Financial Statements for information on off-balance sheet arrangements.
INFLATION
In 2014, inflation in cost of products sold was higher than 2013. In 2013, inflation in cost of products sold was lower than 2012. The company continues to use a number of strategies to mitigate the effects of cost inflation including increasing prices, commodity hedging and pursuing cost productivity initiatives such as global procurement strategies and capital investments that improve the efficiency of operations.
MARKET RISK SENSITIVITY
The principal market risks to which the company is exposed are changes in foreign currency exchange rates, interest rates and commodity prices. In addition, the company is exposed to equity price changes related to certain deferred compensation obligations. The company manages its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain its variable-to-total debt ratio within targeted guidelines. International operations, which accounted for 22% of 2014 net sales from continuing operations, are concentrated principally in Australia and Canada. The company manages its foreign currency exposures by borrowing in various foreign currencies and utilizing cross-currency swaps and forward contracts. Cross-currency swaps and forward contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The company does not enter into contracts for speculative purposes and does not use leveraged instruments.
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
The information below summarizes the company’s market risks associated with debt obligations and other significant financial instruments as of August 3, 2014. Fair values included herein have been determined based on quoted market prices or pricing models using current market rates. The information presented below should be read in conjunction with Notes 13 through 15 to the Consolidated Financial Statements.
The table below presents principal cash flows and related interest rates by fiscal year of maturity for debt obligations. Interest rates disclosed on variable-rate debt represent the weighted-average rates at August 3, 2014. Notional amounts and related interest rates of interest rate swaps are presented by fiscal year of maturity. For the swaps, variable rates are the weighted-average forward rates for the term of each contract.

	Expected Fiscal Year of Maturity
(Millions)	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Debt(1)
Fixed rate	$318	$1	$401	$1	$300	$1,550	$2,571	$2,647
Weighted-average interest rate	3.19%	1.14%	3.05%	1.48%	4.50%	4.22%	3.94%
Variable rate(2)	$1,453						$1,453	$1,453
Weighted-average interest rate	0.42%						0.42%
Interest Rate Swaps
Cash-flow swaps
Variable to fixed	$250						$250	$11
Average pay rate	2.18%						2.18%
Average receive rate	2.73%						2.73%
_______________________________________

(1)	Excludes unamortized net premium/discount on debt issuances.

(2)	Represents $1.406 billion of USD borrowings and $47 million equivalent of borrowings in other currencies.

As of July 28, 2013, fixed-rate debt of approximately $2.9 billion with an average interest rate of 4.07% and variable-rate debt of approximately $1.6 billion with an average interest rate of 0.45% were outstanding. As of July 28, 2013, the company had swapped $200 million of fixed-rate debt to variable. The average rate to be received on these swaps was 4.88%, and the average rate to be paid was estimated to be 0.67% over the remaining life of the swaps. The swaps matured in 2014. The cash-flow swaps of $250 million included in the table were also outstanding as of July 28, 2013.
The company is exposed to foreign exchange risk related to its international operations, including non-functional currency intercompany debt and net investments in subsidiaries. The following table summarizes the cross-currency swaps outstanding as of August 3, 2014, which hedge such exposures. The notional amount of each currency and the related weighted-average forward interest rate are presented in the Cross-Currency Swaps table.
Cross-Currency Swaps

(Millions)	Fiscal Year of Expiration	Interest Rate	Notional Value	Fair Value
Pay variable AUD	2015	3.15%	$14	$—
Receive variable USD		0.62%
Pay variable CAD	2015	1.39%	$32	$(1)
Receive variable USD		0.48%
Pay variable CAD	2016	1.65%	$32	$(1)
Receive variable USD		0.96%
Pay variable CAD	2016	1.66%	$64	$(1)
Receive variable USD		0.96%
Pay variable AUD	2016	3.50%	$72	$(1)
Receive variable USD		1.18%
Pay variable CAD	2017	1.99%	$73	$(1)
Receive variable USD		1.50%
Pay variable CAD	2017	1.98%	$72	$(1)
Receive variable USD		1.50%
Total			$359	$(6)
The cross-currency swap contracts outstanding at July 28, 2013, represented one pay fixed CAD/receive fixed USD swap with a notional value totaling $60 million, three pay variable AUD/receive variable USD swaps with notional values totaling $164 million, and three pay variable CAD/receive variable USD swaps with notional values totaling $159 million. The aggregate notional value of these swap contracts was $383 million as of July 28, 2013, and the aggregate fair value of these swap contracts was a loss of $24 million as of July 28, 2013.
The company is also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries, including subsidiary debt. The company utilizes foreign exchange forward purchase and sale contracts to hedge these exposures. The following table summarizes the foreign exchange forward contracts outstanding and the related weighted-average contract exchange rates as of August 3, 2014.
Forward Exchange Contracts

(Millions)	Contract Amount	Average Contractual Exchange Rate (currency paid/ currency received)
Receive USD/Pay CAD	$144	1.1083
Receive DKK/Pay USD	$48	0.1807
Receive AUD/Pay NZD	$27	1.0864
Receive USD/Pay EUR	$19	0.7379
Receive USD/Pay AUD	$12	1.1057
The company had an additional $10 million in a number of smaller contracts to purchase or sell various other currencies as of August 3, 2014. The aggregate fair value of all contracts was a loss of $1 million as of August 3, 2014. The total forward exchange contracts outstanding were $641 million, and the aggregate fair value was a loss of $2 million as of July 28, 2013.

The company enters into commodity futures and options contracts to reduce the volatility of price fluctuations for commodities. The notional value of these contracts was $146 million, and the aggregate fair value of these contracts was a loss of $9 million as of August 3, 2014. The notional value of these contracts was $105 million, and the aggregate fair value of these contracts was a loss of $4 million as of July 28, 2013.
The company enters into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of the company’s capital stock, the total return of the Vanguard Institutional Index, and the total return of the Vanguard Total International Stock Index. Under these contracts, the company pays variable interest rates and receives from the counterparty either the total return on company capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index; or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index. The notional value of the contract that is linked to the total return on company capital stock was $25 million at August 3, 2014 and $26 million at July 28, 2013. The average forward interest rate applicable to this contract, which expires in 2015, was 0.61% at August 3, 2014. The notional value of the contract that is linked to the return on the Standard & Poor's 500 Index was $22 million at August 3, 2014 and $19 million at July 28, 2013. The average forward interest rate applicable to this contract, which expires in 2015, was 0.61% at August 3, 2014. The notional value of the contract that is linked to the total return of the iShares MSCI EAFE Index was $9 million at August 3, 2014 and $5 million at July 28, 2013. The average forward interest rate applicable to this contract, which expires in 2015, was 0.56% at August 3, 2014. The fair value of these contracts was a $3 million loss at August 3, 2014 and a $2 million gain at July 28, 2013.
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
Valuation of long-lived assets — Fixed assets and amortizable intangible assets are reviewed for impairment as events or changes in circumstances occur indicating that the carrying value of the asset may not be recoverable. Undiscounted cash flow analyses are used to determine if impairment exists. If impairment is determined to exist, the loss is calculated based on estimated fair value.
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
As of August 3, 2014, the carrying value of goodwill was $2,433 million. As of August 3, 2014, goodwill related to the acquisitions in 2013 and 2014 was as follows: Bolthouse Farms - $692 million, Plum - $128 million and Kelsen - $140 million. As of the 2014 measurement, the estimated fair value of each reporting unit significantly exceeded the carrying value, excluding the 2013 and 2014 acquisitions. Holding all other assumptions used in the 2014 fair value measurement constant, a 100-basis-point increase in the weighted average cost of capital would not result in the carrying value of any reporting unit, excluding the 2013 and 2014 acquisitions, to be in excess of the fair value. Within the acquisitions, the fair value exceeded the carrying value of reporting units by at least 4% and as a result, holding all other assumptions used in the 2014 fair value measurement constant, a 100-basis-point increase in the weighted average cost of capital would result in the carrying value to be in excess of the fair value. The fair value was based on significant management assumptions. If assumptions are not achieved or market conditions decline, potential impairment charges could result.
As of August 3, 2014, the carrying value of indefinite-lived trademarks was $957 million. As of August 3, 2014, trademarks related to the acquisitions in 2013 and 2014 were as follows: Bolthouse Farms - $383 million, Plum - $115 million and Kelsen - $147 million. Holding all other assumptions used in the 2014 measurement constant, a 100-basis-point increase in the weighted average cost of capital would reduce the fair value of trademarks, and result in an impairment charge of approximately $25 million.
In the fourth quarter of 2013, as part of the company's annual review of intangible assets, an impairment charge of $360 million was recorded on goodwill and $36 million on trademarks for the simple meals business in Europe. The impairment was attributable to a combination of factors, including the existence of a firm offer to purchase the business; a revised future outlook for the business, with reduced expectations for future sales and discounted cash flows, given the economic uncertainty in the region; future investments required to maintain performance; and management's assumptions on the weighted average cost of capital. On August 12, 2013, the company announced that it was in final and exclusive negotiations for the potential sale of this business. The company has reflected the results of the business as discontinued operations in the Consolidated Statements of Earnings for all years presented. The business was historically included in the International Simple Meals and Beverages segment. The assets and liabilities have been reflected in assets and liabilities held for sale in the Consolidated Balance Sheet as of July 28, 2013. On October 28, 2013, the company completed the sale of its European simple meals business. See Note 4 to the Consolidated Financial Statements for additional information on discontinued operations.
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
Net periodic pension and postretirement expense was $109 million in 2014, $130 million in 2013 and $102 million in 2012.

Significant weighted-average assumptions as of the end of the year were as follows:

	2014	2013	2012
Pension
Discount rate for benefit obligations	4.33%	4.82%	4.05%
Expected return on plan assets	7.62%	7.62%	7.65%
Postretirement
Discount rate for obligations	4.00%	4.50%	3.75%
Initial health care trend rate	8.25%	8.25%	8.25%
Ultimate health care trend rate	4.50%	4.50%	4.50%
Estimated sensitivities to annual net periodic pension cost are as follows: a 50-basis-point reduction in the discount rate would increase expense by approximately $12 million; a 50-basis-point reduction in the estimated return on assets assumption would increase expense by approximately $12 million. A one-percentage-point increase in assumed health care costs would increase postretirement service and interest cost by approximately $1 million.
Net periodic pension and postretirement expense is expected to decrease to approximately $75 million in 2015. The reduction is primarily due to pension settlement charges of $22 million recognized in 2014 associated with a U.S. pension plan. The settlements resulted from the level of lump sum distributions from the plan's assets in 2014, primarily due to the closure of the facility in Sacramento, California.
The company contributed $35 million, $75 million and $55 million, respectively, to U.S. pension plans in 2014, 2013 and 2012. Contributions to non-U.S. plans were $12 million in 2014 and 2013, and $16 million in 2012. The company does not expect to contribute to the U.S. pension plans in 2015. Contributions to non-U.S. plans are expected to be approximately $6 million in 2015.
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

Item 8. Financial Statements and Supplementary Data

CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(millions, except per share amounts)

	2014	2013	2012
	53 weeks	52 weeks	52 weeks
Net sales	$8,268	$8,052	$7,175
Costs and expenses
Cost of products sold	5,370	5,140	4,365
Marketing and selling expenses	935	947	941
Administrative expenses	573	677	580
Research and development expenses	121	128	116
Other expenses / (income)	22	29	11
Restructuring charges	55	51	7
Total costs and expenses	7,076	6,972	6,020
Earnings before interest and taxes	1,192	1,080	1,155
Interest expense	122	135	114
Interest income	3	10	8
Earnings before taxes	1,073	955	1,049
Taxes on earnings	347	275	325
Earnings from continuing operations	726	680	724
Earnings (loss) from discontinued operations	81	(231)	40
Net earnings	807	449	764
Less: Net earnings (loss) attributable to noncontrolling interests	(11)	(9)	(10)
Net earnings attributable to Campbell Soup Company	$818	$458	$774
Per Share — Basic
Earnings from continuing operations attributable to Campbell Soup Company	$2.35	$2.19	$2.30
Earnings (loss) from discontinued operations	.26	(.74)	.12
Net earnings attributable to Campbell Soup Company	$2.61	$1.46	$2.43
Weighted average shares outstanding — basic	314	314	317
Per Share — Assuming Dilution
Earnings from continuing operations attributable to Campbell Soup Company	$2.33	$2.17	$2.29
Earnings (loss) from discontinued operations	.26	(.73)	.12
Net earnings attributable to Campbell Soup Company	$2.59	$1.44	$2.41
Weighted average shares outstanding — assuming dilution	316	317	319
The sum of the individual per share amounts may not add due to rounding.
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(millions)

	2014			2013			2012
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$807			$449			$764
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(12)	$(1)	(13)	$(95)	$3	(92)	$(127)	$(8)	(135)
Reclassification of currency translation adjustments realized upon disposal of business	(22)	3	(19)	—	—	—	—	—	—
Cash-flow hedges:
Unrealized gains (losses) arising during period	(12)	4	(8)	20	(8)	12	15	(5)	10
Reclassification adjustment for (gains) losses included in net earnings	—	—	—	4	(1)	3	—	—	—
Pension and other postretirement benefits:
Net actuarial gain (loss) arising during the period	(55)	20	(35)	322	(103)	219	(428)	151	(277)
Reclassification of prior service credit included in net earnings	(2)	—	(2)	(2)	—	(2)	(1)	—	(1)
Reclassification of net actuarial loss included in net earnings	113	(39)	74	124	(54)	70	83	(29)	54
Other comprehensive income (loss)	$10	$(13)	(3)	$373	$(163)	210	$(458)	$109	(349)
Total comprehensive income (loss)			$804			$659			$415
Total comprehensive income (loss) attributable to noncontrolling interests			(10)			(10)			(10)
Total comprehensive income (loss) attributable to Campbell Soup Company			$814			$669			$425

See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(millions, except per share amounts)

	August 3, 2014	July 28, 2013
Current assets
Cash and cash equivalents	$232	$333
Accounts receivable, net	670	635
Inventories	1,016	925
Other current assets	182	135
Current assets of discontinued operations held for sale	—	193
Total current assets	2,100	2,221
Plant assets, net of depreciation	2,318	2,260
Goodwill	2,433	2,297
Other intangible assets, net of amortization	1,175	1,021
Other assets	87	131
Non-current assets of discontinued operations held for sale	—	393
Total assets	$8,113	$8,323
Current liabilities
Short-term borrowings	$1,771	$1,909
Payable to suppliers and others	527	523
Accrued liabilities	553	617
Dividend payable	101	100
Accrued income taxes	37	19
Current liabilities of discontinued operations held for sale	—	114
Total current liabilities	2,989	3,282
Long-term debt	2,244	2,544
Deferred taxes	548	489
Other liabilities	729	776
Non-current liabilities of discontinued operations held for sale	—	22
Total liabilities	6,510	7,113
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	330	362
Earnings retained in the business	2,198	1,772
Capital stock in treasury, at cost	(356)	(364)
Accumulated other comprehensive loss	(569)	(565)
Total Campbell Soup Company shareholders' equity	1,615	1,217
Noncontrolling interests	(12)	(7)
Total equity	1,603	1,210
Total liabilities and equity	$8,113	$8,323
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(millions)

	2014	2013	2012
	53 weeks	52 weeks	52 weeks
Cash flows from operating activities:
Net earnings	$807	$449	$764
Adjustments to reconcile net earnings to operating cash flow
Impairment charge	—	396	—
Restructuring charges	55	51	10
Stock-based compensation	57	113	79
Depreciation and amortization	305	407	262
Deferred income taxes	11	(171)	45
Gain on sale of business	(141)	—	—
Other, net	118	155	118
Changes in working capital
Accounts receivable	(38)	(48)	(18)
Inventories	(56)	(146)	32
Prepaid assets	(22)	5	(3)
Accounts payable and accrued liabilities	(93)	(69)	(19)
Pension fund contributions	(47)	(87)	(71)
Receipts from (payments of) hedging activities	(4)	22	7
Other	(53)	(58)	(86)
Net cash provided by operating activities	899	1,019	1,120
Cash flows from investing activities:
Purchases of plant assets	(347)	(336)	(323)
Sales of plant assets	22	5	1
Businesses acquired, net of cash acquired	(329)	(1,806)	—
Sale of business, net of cash divested	520	—	—
Other, net	—	(17)	(1)
Net cash used in investing activities	(134)	(2,154)	(323)
Cash flows from financing activities:
Net short-term borrowings (repayments)	208	825	(257)
Long-term borrowings (repayments)	(2)	1,250	—
Repayments of notes payable	(700)	(400)	—
Dividends paid	(391)	(367)	(373)
Treasury stock purchases	(76)	(153)	(412)
Treasury stock issuances	18	83	112
Excess tax benefits on stock-based compensation	13	12	8
Contributions from noncontrolling interest	5	3	2
Other, net	—	(16)	—
Net cash provided by (used in) financing activities	(925)	1,237	(920)
Effect of exchange rate changes on cash	(9)	(36)	(26)
Net change in cash and cash equivalents	(169)	66	(149)
Cash and cash equivalents continuing operations — beginning of period	333	335	484
Cash and cash equivalents discontinued operations — beginning of period	68	—	—
Cash and cash equivalents discontinued operations — end of period	—	(68)	—
Cash and cash equivalents continuing operations — end of period	$232	$333	$335
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at July 31, 2011	542	$20	(222)	$(8,021)	$331	$9,185	$(427)	$8	$1,096
Contribution from noncontrolling interest								2	2
Net earnings (loss)						774		(10)	764
Other comprehensive income (loss)							(349)	—	(349)
Dividends ($1.16 per share)						(375)			(375)
Treasury stock purchased			(13)	(412)					(412)
Treasury stock issued under management incentive and stock option plans			5	174	(2)				172
Balance at July 29, 2012	542	20	(230)	(8,259)	329	9,584	(776)	—	898
Contribution from noncontrolling interest								3	3
Net earnings (loss)						458		(9)	449
Other comprehensive income (loss)							211	(1)	210
Dividends ($1.16 per share)						(371)			(371)
Treasury stock purchased			(4)	(153)					(153)
Treasury stock retired	(219)	(8)	219	7,907		(7,899)			—
Treasury stock issued under management incentive and stock option plans			4	141	33				174
Balance at July 28, 2013	323	12	(11)	(364)	362	1,772	(565)	(7)	1,210
Contribution from noncontrolling interest								5	5
Net earnings (loss)						818		(11)	807
Other comprehensive income (loss)							(4)	1	(3)
Dividends ($1.248 per share)						(392)			(392)
Treasury stock purchased			(2)	(76)					(76)
Treasury stock issued under management incentive and stock option plans			3	84	(32)				52
Balance at August 3, 2014	323	$12	(10)	$(356)	$330	$2,198	$(569)	$(12)	$1,603
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(currency in millions, except per share amounts)

1.	Summary of Significant Accounting Policies
Campbell Soup Company, together with its subsidiaries (the company), is a manufacturer and marketer of high-quality, branded convenience food products.
Basis of Presentation — The consolidated financial statements include the accounts of the company and entities in which the company maintains a controlling financial interest. Intercompany transactions are eliminated in consolidation. Certain amounts in prior-year financial statements were reclassified to conform to the current-year presentation.The company's fiscal year ends on the Sunday nearest July 31. There were 53 weeks in 2014, and 52 weeks in 2013 and 2012.
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
In December 2011, the Financial Accounting Standards Board (FASB) issued guidance related to disclosures about offsetting (netting) of assets and liabilities in the statement of financial position. The guidance requires entities to disclose gross information and net information about both instruments and transactions that are offset in the statement of financial position, and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope includes financial instruments and derivative instruments. In January 2013, the FASB issued an amendment to the guidance to limit the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting arrangement or similar arrangement. The disclosures were required for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The company adopted the guidance in the first quarter of 2014. The adoption resulted in additional disclosures, but did not have an impact on the company’s consolidated financial statements. See Note 14.
In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The company adopted the guidance in 2014. The adoption did not have an impact on the company’s consolidated financial statements.
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
On August 8, 2013, the company completed the acquisition of Kelsen Group A/S (Kelsen). The final all-cash purchase price was $331. Kelsen is a producer of quality baked snacks that are sold in 85 countries around the world. Its primary brands include Kjeldsens and Royal Dansk.
The excess of the purchase price over the estimated fair values of identifiable net assets was recorded as $140 of goodwill. The goodwill is not expected to be deductible for tax purposes. The goodwill was primarily attributable to future growth opportunities and any intangible assets that did not qualify for separate recognition. The goodwill is included in the Global Baking and Snacking segment.
The acquisition of Kelsen contributed $193 to Net sales and $8 to Net Earnings from August 8, 2013 through August 3, 2014.
On June 13, 2013, the company completed the acquisition of Plum, PBC (Plum). The final all-cash purchase price was $249. Plum is a leading provider of premium, organic foods and snacks that serve the nutritional needs of babies, toddlers and children.
The acquisition of Plum contributed $88 to Net sales and resulted in a decrease of $19 to Net earnings for 2014. The 2014 results included $11 of after-tax costs incurred from a voluntary product recall (see Note 20 for additional details). The acquisition also contributed $14 to Net sales and resulted in a decrease of $2 to Net earnings from June 13, 2013 through July 28, 2013.
The excess of the purchase price over the estimated fair values of identifiable net assets was recorded as $128 of goodwill. The goodwill is not expected to be deductible for tax purposes. The goodwill was primarily attributable to future growth opportunities and any intangible assets that did not qualify for separate recognition. The goodwill is included in the U.S. Simple Meals segment.
On August 6, 2012, the company completed the acquisition of BF Bolthouse Holdco LLC (Bolthouse Farms) from a fund managed by Madison Dearborn Partners, LLC, a private equity firm, for $1,550 in cash, subject to customary purchase price adjustments. On August 6, 2012, the preliminary purchase price adjustments resulted in an increase in the purchase price of $20. In the third quarter of 2013, the purchase price adjustments were finalized and reduced to $11. Bolthouse Farms is a vertically integrated food and beverage company focused on developing, manufacturing and marketing fresh carrots and proprietary, high value-added products.
The acquisition of Bolthouse Farms contributed $756 to Net sales and $18 to Net earnings from August 6, 2012 through July 28, 2013. The company incurred transaction costs of $10 ($7 after tax) in the first quarter of 2013 and $5 ($3 after tax) in the fourth quarter of 2012 related to this acquisition. The costs were recorded in Other expenses/(income).
The excess of the purchase price over the estimated fair values of identifiable net assets was recorded as $692 of goodwill. Of this amount, $284 is expected to be deductible for tax purposes. The goodwill was primarily attributable to future growth opportunities and any intangible assets that did not qualify for separate recognition. The goodwill is included in the Bolthouse and Foodservice segment.

The acquired assets and assumed liabilities include the following:

	Kelsen	Plum	Bolthouse
Cash	$2	$1	$3
Accounts receivable	20	15	74
Inventories	50	20	122
Other current assets	2	1	8
Plant assets	47	2	335
Goodwill	140	128	692
Other intangible assets	173	133	580
Other assets	—	—	8
Short-term debt	(32)	—	(1)
Accounts payable	(13)	(12)	(59)
Accrued liabilities	(10)	(5)	(29)
Long-term debt	(4)	—	(1)
Deferred income taxes	(44)	(34)	(156)
Other liabilities	—	—	(15)
Total assets acquired and liabilities assumed	$331	$249	$1,561
The identifiable intangible assets of Kelsen consist of $147 in non-amortizable trademarks, $4 in amortizable trademarks to be amortized over 10 years and $22 in customer relationships to be amortized over 10 to 15 years. The identifiable intangible assets of Plum consist of $115 in non-amortizable trademarks and $18 in customer relationships to be amortized over 15 years.
The identifiable intangible assets of Bolthouse consist of:

	Type	Life in Years			Value
Trademarks	Non-amortizable	Indefinite			$383
Customer relationships	Amortizable	20			132
Distributor relationship	Amortizable	7			2
Technology and patents	Amortizable	9	to	17	43
Formula and recipes	Amortizable	5			20
Total identifiable intangible assets					$580
The following unaudited summary information is presented on a consolidated pro forma basis as if the Kelsen acquisition had occurred on July 30, 2012 and the Plum and Bolthouse acquisitions had occurred on August 1, 2011:

	2014	2013	2012
Net sales	$8,272	$8,327	$7,941
Earnings from continuing operations attributable to Campbell Soup Company	$738	$684	$711
Earnings per share from continuing operations attributable to Campbell Soup Company	$2.34	$2.16	$2.22
The pro forma amounts include transaction costs, additional interest expense on the debt issued to finance the purchases, amortization and depreciation expense based on the estimated fair value and useful lives of intangible assets and plant assets, and related tax effects. The pro forma results are not necessarily indicative of the combined results had the Kelsen acquisition been completed on July 30, 2012 and the Plum and Bolthouse acquisitions been completed on August 1, 2011, nor are they indicative of future combined results.

4.	Discontinued Operations
On October 28, 2013, the company completed the sale of its European simple meals business to Soppa Investments S.à r.l., an affiliate of CVC Capital Partners. The all-cash preliminary sale price was €400, or $548, and was subject to certain post-closing adjustments, which resulted in a $14 reduction of proceeds. The company recognized a pre-tax gain of $141 ($72 after tax or $.23 per share) in 2014. The European business included the Erasco and Heisse Tasse soups in Germany; Liebig and Royco soups in France; Devos Lemmens mayonnaise and cold sauces and Royco soups in Belgium; and Blå Band and Isomitta soups and sauces in Sweden. The company used the proceeds from the sale to pay taxes on the sale, reduce debt and for other general corporate purposes.
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
Results of discontinued operations were as follows:

	2014	2013	2012
Net sales	$137	$532	$532

Gain on sale of the European simple meals business	$141	$—	$—
Impairment on the European simple meals business	—	(396)	—
Earnings from operations, before taxes	14	65	57
Earnings (loss) before taxes	$155	$(331)	$57
Taxes on earnings	(74)	100	(17)
Earnings (loss) from discontinued operations	$81	$(231)	$40
The assets and liabilities of the business have been reflected in assets and liabilities held for sale in the Consolidated Balance Sheet as of July 28, 2013, and are comprised of the following:

July 28, 2013
Cash	$68
Accounts receivable	54
Inventories	68
Prepaid expenses	3
Current assets	$193

Plant assets	$98
Goodwill	110
Intangible assets	150
Other assets	35
Non-current assets	$393

Accounts payable	$60
Accrued liabilities	54
Current liabilities	$114

Non-current pension obligation	$11
Other liabilities	11
Non-current liabilities	$22

5.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

	Foreign Currency Translation Adjustments(1)	Gains (Losses) on Cash Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at July 29, 2012	$261	$(10)	$(1,027)	$(776)
Other comprehensive income (loss) before reclassifications	(91)	12	219	140
Amounts reclassified from accumulated other comprehensive income (loss)	—	3	68	71
Net current-period other comprehensive income (loss)	(91)	15	287	211
Balance at July 28, 2013	$170	$5	$(740)	$(565)
Other comprehensive income (loss) before reclassifications	(14)	(8)	(35)	(57)
Amounts reclassified from accumulated other comprehensive income (loss)	(19)	—	72	53
Net current-period other comprehensive income (loss)	(33)	(8)	37	(4)
Balance at August 3, 2014	$137	$(3)	$(703)	$(569)
_____________________________________

(1)
Included a tax expense of $7 as of August 3, 2014, $9 as of July 28, 2013 and $12 as of July 29, 2012. The amount reclassified from other comprehensive income was related to the divestiture of the European simple meals business and was included in Earnings (loss) from discontinued operations.

(2)	Included a tax benefit of $1 as of August 3, 2014, a tax expense of $3 as of July 28, 2013 and a tax benefit of $6 as of July 29, 2012.

(3)
Included a tax benefit of $405 as of August 3, 2014, $424 as of July 28, 2013 and $581 as of July 29, 2012. The amount reclassified in 2014 from other comprehensive income included pre-tax settlement charges of $22, or $14 after tax.

Amounts related to noncontrolling interests were not material.
The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other Comprehensive Income Components	2014	2013	2012	Location of (Gain) Loss Recognized in Earnings
(Gains) losses on cash flow hedges:
Foreign exchange forward contracts	$(4)	$1	$(1)	Cost of products sold
Foreign exchange forward contracts	1	(1)	(2)	Other expenses / (income)
Forward starting interest rate swaps	3	4	3	Interest expense
Total before tax	—	4	—
Tax expense (benefit)	—	(1)	—
(Gain) loss, net of tax	$—	$3	$—

Pension and postretirement benefit adjustments:
Prior service credit	$(2)	$(2)	$(1)	(1)
Net actuarial losses	113	124	83	(1)
Total before tax	111	122	82
Tax expense (benefit)	(39)	(54)	(29)
(Gain) loss, net of tax	$72	$68	$53
_____________________________________

(1)
In 2014, net actuarial losses of $2 were recognized in Earnings (loss) from discontinued operations as a result of the sale of the European simple meals business. Excluding the net actuarial losses related to the sale of the business in 2014, these items are included in the components of net periodic benefit costs (see Note 11 for additional details).

In 2014, a pre-tax loss of $22 ($19 after tax) on foreign currency translation adjustments was also reclassified from Accumulated other comprehensive income. The loss was related to the divestiture of the European simple meals business and was included in Earnings (loss) from discontinued operations.

6.	Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill by business segment:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Total
Balance at July 29, 2012	$322	$872	$561	$112	$146	$2,013
Acquisitions	128	—	—	—	692	820
Impairment	—	—	(360)	—	—	(360)
Reclassification to assets held for sale	—	—	(110)	—	—	(110)
Foreign currency translation adjustment	—	(97)	31	—	—	(66)
Balance at July 28, 2013	$450	$775	$122	$112	$838	$2,297
Acquisition	—	140	—	—	—	140
Foreign currency translation adjustment	—	3	(7)	—	—	(4)
Balance at August 3, 2014	$450	$918	$115	$112	$838	$2,433
In 2014, the company acquired Kelsen for $331 and goodwill related to the acquisition was $140. See Note 3.
In 2013, the company acquired Bolthouse Farms for $1,561 and Plum for $249. Goodwill related to the acquisition of Bolthouse Farms and Plum was $692 and $128, respectively. See Note 3.
On October 28, 2013, the company completed the sale of its European simple meals business.The assets and liabilities of the European business have been reflected in assets and liabilities held for sale in the Consolidated Balance Sheet as of July 28, 2013. The company has reflected the results of the business as discontinued operations in the Consolidated Statements of Earnings for all years presented. The business was historically included in the International Simple Meals and Beverages segment.
In the fourth quarter of 2013, as part of the company's annual review of intangible assets, an impairment charge of $360 was recorded on goodwill for the simple meals business in Europe to reduce the carrying value to the implied fair value of $110. The impairment was attributable to a combination of factors, including the existence of a firm offer to purchase the business; a revised future outlook for the business, with reduced expectations for future sales and discounted cash flows, given the economic uncertainty in the region; future investments required to maintain performance; and management's assumptions on the weighted average cost of capital. Fair value was determined based on discounted cash flow analyses. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. The impairment charge was recorded in Earnings (loss) from discontinued operations in the Consolidated Statements of Earnings.

Intangible Assets
The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

Intangible Assets	2014	2013
Amortizable intangible assets
Customer relationships	$178	$156
Technology	40	40
Other	35	32
Total gross amortizable intangible assets	$253	$228
Accumulated amortization	(35)	(17)
Total net amortizable intangible assets	$218	$211
Non-amortizable intangible assets
Trademarks	957	810
Total net intangible assets	$1,175	$1,021
Non-amortizable intangible assets consist of trademarks, which include Bolthouse Farms, Pace, Plum Organics, Kjeldsens and Royal Dansk. Trademarks of $150 used in the European simple meals business have been included in assets held for sale in the Consolidated Balance Sheet as of July 28, 2013. Other amortizable intangible assets consist of recipes, patents, trademarks and distributor relationships.
Amortization of intangible assets of continuing operations was $18 for 2014, $14 for 2013 and $1 for 2012. Amortization expense for the following 5 years is estimated to be $18 in each of the fiscal periods 2015 through 2017, and $14 in 2018 and 2019. Asset useful lives range from 5 to 20 years.
In the fourth quarter of 2013, as part of the company's annual review of intangible assets, an impairment charge of $36 was recognized related to certain trademarks of the European business held for sale, including Royco, Isomitta and Heisse Tasse. The trademarks were determined to be impaired as a result of a decrease in the fair value of the brands, resulting from reduced expectations for future sales and discounted cash flows as previously discussed. In 2012, as part of the company's annual review of intangible assets, an impairment charge of $3 was recognized related to trademarks of the European simple meals business. The trademarks were determined to be impaired as a result of a decrease in the fair value of the brands, resulting from reduced expectations for future sales and discounted cash flows. The impairment charges were recorded in Earnings (loss) from discontinued operations in the Consolidated Statements of Earnings.
The discounted estimates of future cash flows used in determining the fair value of goodwill and intangible assets involve considerable management judgment and are based upon assumptions about expected future operating performance, economic conditions, market conditions and cost of capital. Inherent in estimating the future cash flows are uncertainties beyond the company’s control, such as changes in capital markets. The actual cash flows could differ materially from management’s estimates due to changes in business conditions, operating performance and economic conditions.

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
Bolthouse and Foodservice comprises the Bolthouse Farms carrot products operating segment, including fresh carrots, juice concentrate and fiber; the Bolthouse Farms super-premium refrigerated beverages and refrigerated salad dressings operating segment; and the North America Foodservice operating segment. The North America Foodservice operating segment represents the distribution of products such as soup, specialty entrées, beverage products, other prepared foods and Pepperidge Farm products through various food service channels in the U.S. and Canada. None of these operating segments meets the criteria for aggregation nor the thresholds for separate disclosure. Bolthouse Farms was acquired on August 6, 2012.
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
The company's largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 19% of consolidated net sales in 2014, 2013 and 2012. All of the company's reportable segments sold products to Wal-Mart Stores, Inc. or its affiliates.

	2014	2013	2012
Net sales
U.S. Simple Meals	$2,944	$2,849	$2,726
Global Baking and Snacking	2,440	2,273	2,193
International Simple Meals and Beverages	780	869	872
U.S. Beverages	723	742	774
Bolthouse and Foodservice	1,381	1,319	610
Total	$8,268	$8,052	$7,175

	2014	2013	2012
Earnings before interest and taxes
U.S. Simple Meals	$714	$731	$658
Global Baking and Snacking	332	316	315
International Simple Meals and Beverages	106	108	106
U.S. Beverages	127	120	134
Bolthouse and Foodservice	117	116	85
Corporate(1)	(149)	(260)	(136)
Restructuring charges(2)	(55)	(51)	(7)
Total	$1,192	$1,080	$1,155

	2014	2013	2012
Depreciation and amortization
U.S. Simple Meals	$77	$146	$92
Global Baking and Snacking	93	83	83
International Simple Meals and Beverages	19	23	22
U.S. Beverages	21	39	22
Bolthouse and Foodservice	80	90	14
Corporate(3)	15	15	15
Discontinued Operations	—	11	14
Total	$305	$407	$262

	2014	2013	2012
Capital expenditures
U.S. Simple Meals and U.S. Beverages(4)	$115	$82	$97
Global Baking and Snacking	120	112	126
International Simple Meals and Beverages	26	19	32
Bolthouse and Foodservice	57	83	9
Corporate(3)	28	30	45
Discontinued Operations	1	10	14
Total	$347	$336	$323
_______________________________________

(1)
Represents unallocated corporate expenses. Pension settlement charges of $22 associated with a U.S. pension plan were included in 2014. The settlements resulted from the level of lump sum distributions from the plan's assets in 2014, primarily due to the closure of the facility in Sacramento, California. In addition, a loss of $9 on foreign exchange forward contracts related to the sale of the European simple meals business and restructuring-related costs of $3 were included in 2014. Restructuring-related costs of $91 and acquisition costs of $10 were included in 2013. Acquisition costs of $5 were included in 2012.

(2)	See Note 8 for additional information.

(3)	Represents primarily corporate offices.

(4)	Capital expenditures for U.S. Simple Meals and U.S. Beverages are not maintained by segment.

The company’s global net sales based on product categories are as follows:

	2014	2013	2012
Net sales
Simple Meals	$4,511	$4,446	$3,887
Baked Snacks	2,571	2,408	2,320
Beverages	1,186	1,198	968
Total	$8,268	$8,052	$7,175
Simple Meals include condensed and ready-to-serve soups, broths, sauces, carrot products, refrigerated salad dressings and Plum foods and snacks for babies, toddlers and children. Baked Snacks include cookies, crackers, biscuits and other baked products.
Geographic Area Information
Information about operations in different geographic areas is as follows:

	2014	2013	2012
Net sales
United States	$6,432	$6,195	$5,359
Australia	709	801	819
Other countries	1,127	1,056	997
Total	$8,268	$8,052	$7,175

	2014	2013	2012
Long-lived assets
United States	$1,844	$1,804	$1,538
Australia	306	317	356
Other countries	168	139	233
Total	$2,318	$2,260	$2,127

8.	Restructuring Charges
2014 Initiatives
In 2014, the company implemented the following initiatives to reduce overhead across the organization, restructure manufacturing and streamline operations for its soup and broth business in China and improve supply chain efficiency in Australia. Details of the 2014 initiatives include:

•	The company streamlined its salaried workforce in North America and its workforce in the Asia Pacific region. Approximately 250 positions were eliminated.

•
The company and its joint venture partner Swire Pacific Limited agreed to restructure manufacturing and streamline operations for its soup and broth business in China. As a result, certain assets were impaired, and approximately 100 positions were eliminated.

•
In Australia, the company implemented an initiative to improve supply chain efficiency by relocating production from its biscuit plant in Marleston to Huntingwood. The relocation will occur through the second quarter of 2016 and will result in the elimination of approximately 90 positions.

•	The company implemented an initiative to reduce overhead across the organization by approximately 85 positions. The actions will be completed in 2015.
In 2014, the company recorded a restructuring charge of $54 ($33 after tax or $.10 per share in earnings from continuing operations attributable to Campbell Soup Company) related to the 2014 initiatives. A summary of the pre-tax costs and remaining costs associated with the initiatives is as follows:

	Total Program	Recognized as of August 3, 2014	Remaining Costs to be Recognized
Severance pay and benefits	$42	$(41)	$1
Asset impairment	12	(12)	—
Other exit costs	2	(1)	1
Total	$56	$(54)	$2
Of the aggregate $56 of pre-tax costs, the company expects approximately $43 will be cash expenditures. In addition, the company expects to invest approximately $7 in capital expenditures, primarily to relocate biscuit production and packaging capabilities. The remaining aspects of the 2014 initiatives are expected to be completed through 2016.
A summary of the restructuring activity and related reserves associated with the 2014 initiatives at August 3, 2014 is as follows:

	Accrued Balance at July 28, 2013	2014 Charges	2014 Cash Payments	Foreign Currency Translation Adjustment	Accrued Balance at August 3, 2014
Severance pay and benefits	$—	$41	(13)	—	$28
Asset impairment		12
Other exit costs(1)		1
Total charges		$54
_______________________________________

(1)	Includes non-cash costs that are not reflected in the restructuring reserve in the Consolidated Balance Sheet.
A summary of restructuring charges incurred to date associated with segments is as follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Corporate	Total
Severance pay and benefits	$7	$23	$6	$2	$2	$1	$41
Asset impairment	1	—	11	—	—	—	12
Other exit costs	—	—	1	—	—	—	1
	$8	$23	$18	$2	$2	$1	$54

The company expects to recognize additional pre-tax costs of approximately $2 by segment as follows: U.S. Simple Meals - $1 and Global Baking and Snacking - $1. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.
2013 Initiatives
In 2013, the company implemented the following initiatives to improve supply chain efficiency, expand access to manufacturing and distribution capabilities and reduce costs. Details of the 2013 initiatives include:

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
In 2014, the company recorded a restructuring charge of $1 related to the 2013 initiatives. In addition, approximately $3 of costs related to the 2013 initiatives were recorded in Cost of products sold, representing other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in 2014 was $3, or $.01 per share. In 2013, the company recorded a restructuring charge of $51. In addition, approximately $91 of costs related to these initiatives were recorded in 2013 in Cost of products sold, representing accelerated depreciation and other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in 2013 was $90, or $.28 per share. A summary of the pre-tax costs and remaining costs associated with the initiatives is as follows:

	Total Program	Recognized as of August 3, 2014	Remaining Costs to be Recognized
Severance pay and benefits	$35	$(35)	$—
Accelerated depreciation/asset impairment	99	(99)	—
Other exit costs	14	(12)	2
Total	$148	$(146)	$2
Of the aggregate $148 of pre-tax costs, approximately $46 are cash expenditures. In addition, the company expects to invest approximately $31 in capital expenditures, primarily to relocate and refurbish a beverage filling and packaging line, and relocate bread production, of which approximately $28 has been invested as of August 3, 2014. The remaining aspects of the 2013 initiatives are expected to be completed in 2015.

A summary of the restructuring activity and related reserves associated with the 2013 initiatives at August 3, 2014 is as follows:

	Accrued Balance at July 29, 2012	2013 Charges	2013 Cash Payments	Accrued Balance at July 28, 2013	2014 Charges	2014 Cash Payments	Accrued Balance at August 3, 2014
Severance pay and benefits	$—	$32	(15)	$17	$—	(14)	$3
Accelerated depreciation/asset impairment		99			—
Non-cash benefits(1)		3			—
Other exit costs(2)		8			4
Total charges		$142			$4
_______________________________________

(1)	Represents pension curtailment costs. See Note 11.

(2)	Includes non-cash costs and other exit costs recognized as incurred that are not reflected in the restructuring reserve in the Consolidated Balance Sheet.
A summary of restructuring charges and related costs incurred to date associated with segments is as follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Total
Severance pay and benefits	$19	$2	5	$7	2	$35
Accelerated depreciation/asset impairment	64	10	3	22	—	99
Other exit costs	7	2	1	2	—	12
	$90	$14	$9	$31	$2	$146
The company expects to recognize additional pre-tax costs of approximately $2 in the Global Baking and Snacking segment. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.
2011 Initiatives
In the fourth quarter of 2011, the company announced a series of initiatives to improve supply chain efficiency and reduce overhead costs across the organization to help fund plans to drive the growth of the business. The company also announced its exit from the Russian market. Details of the 2011 initiatives include:

•
In Australia, the company is investing in a new system to automate packing operations at its biscuit plant in Virginia. This investment continued through 2014 and resulted in the elimination of approximately 190 positions in 2014. The company expects to continue investing in the new system through 2015. Further, the company improved asset utilization in the U.S. by shifting production of ready-to-serve soups from Paris, Texas, to other facilities in 2012. In addition, the manufacturing facility in Marshall, Michigan, was closed in 2011, and manufacturing of Campbell’s Soup at Hand microwavable products was consolidated at the Maxton, North Carolina, plant in 2012.

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
As of the second quarter of 2014, the 2011 initiatives were substantially completed. Of the aggregate $73 of pre-tax costs, approximately $50 represented cash expenditures, the majority of which was spent in 2012. In addition, the company expects to invest approximately $45 in capital expenditures in connection with the actions, of which approximately $41 has been invested as of August 3, 2014.
A summary of the restructuring activity and related reserves associated with the 2011 initiatives at August 3, 2014 is as follows:

	Severance Pay and Benefits	Other Exit Costs	Asset Impairment/Accelerated Depreciation	Other Non-Cash Exit Costs	Total Charges
Accrued balance at August 1, 2010	$—	$—
2011 charges	37	4	22	—	$63
2011 cash payments	(2)	—
Accrued balance at July 31, 2011	$35	$4
2012 charges	4	2	1	3	$10
2012 cash payments	(24)	(4)
Foreign currency translation adjustment	(1)	—
Accrued balance at July 29, 2012	$14	$2
2013 cash payments	(10)	(1)
Foreign currency translation adjustment	(1)	—
Accrued balance at July 28, 2013	$3	$1
2014 cash payments	(3)	(1)
Accrued balance at August 3, 2014	$—	$—
A summary of restructuring charges associated with each segment is as follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Corporate	Total
Severance pay and benefits	$10	$14	$11	$3	$1	$2	$41
Asset impairment/accelerated depreciation	20	—	3	—	—	—	23
Other exit costs	2	—	3	—	—	4	9
	$32	$14	$17	$3	$1	$6	$73

Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.

9.	Earnings per Share
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
The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	2014	2013	2012
Earnings from continuing operations attributable to Campbell Soup Company	$737	$689	$734
Less: Allocation to participating securities	—	—	(4)
Available to Campbell Soup Company common shareholders	$737	$689	$730

Earnings (loss) from discontinued operations	$81	$(231)	$40
Less: Allocation to participating securities	—	—	(1)
Available to Campbell Soup Company common shareholders	$81	$(231)	$39

Net earnings attributable to Campbell Soup Company	$818	$458	$774
Less: Allocation to participating securities	—	—	(5)
Available to Campbell Soup Company common shareholders	$818	$458	$769

Weighted average shares outstanding — basic	314	314	317
Effect of dilutive securities: stock options and other share based payment awards	2	3	2
Weighted average shares outstanding — diluted	316	317	319

Earnings from continuing operations attributable to Campbell Soup Company per common share:
Basic	$2.35	$2.19	$2.30
Diluted	$2.33	$2.17	$2.29

Earnings (loss) from discontinued operations per common share:
Basic	$.26	$(.74)	$.12
Diluted	$.26	$(.73)	$.12

Net earnings attributable to Campbell Soup Company per common share(1):
Basic	$2.61	$1.46	$2.43
Diluted	$2.59	$1.44	$2.41
___________________________________
(1)    The sum of the individual per share amounts may not add due to rounding.
There were no antidilutive stock options in 2014, 2013, or 2012.

10.	Noncontrolling Interests
The company owns a 60% controlling interest in a joint venture formed with Swire Pacific Limited to support the development of the company’s soup and broth business in China. The joint venture began operations on January 31, 2011. In February 2013, the company and joint venture partner contributed additional cash of $5 and $3, respectively. In August 2013, the company and joint venture partner contributed additional cash of $7 and $5, respectively. The noncontrolling interest’s share in the net loss was included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings. In 2014, the company and its joint venture partner agreed to restructure manufacturing and streamline operations for its soup and broth business in China. The after-tax restructuring charge attributable to the noncontrolling interest was $5. See also Note 8.
The company owns a 70% controlling interest in a Malaysian food products manufacturing company. The noncontrolling interest’s share in the net earnings was included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings and was not material in 2014, 2013, or 2012.
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
The company uses the fiscal year end as the measurement date for the benefit plans.
Components of benefit expense were as follows:

	Pension
	2014	2013	2012
Service cost	$42	$57	$55
Interest cost	115	108	122
Expected return on plan assets	(176)	(177)	(178)
Amortization of prior service credit	(1)	(1)	—
Recognized net actuarial loss	76	108	74
Curtailment loss	—	3	—
Settlement charges	22	—	—
Net periodic benefit expense	$78	$98	$73
The settlement charges of $22 in 2014 were associated with a U.S. pension plan. The settlements resulted from the level of lump sum distributions from the plan's assets in 2014, primarily due to the closure of the facility in Sacramento, California. The curtailment loss of $3 in 2013 related to the closure of the plant in Mexico and was included in the Restructuring charges. See also Note 8. In 2013 and 2012, net periodic benefit expense of $1 related to the simple meals business in Europe and was included in Earnings (loss) from discontinued operations.
The estimated prior service credit and net actuarial losses that will be amortized from Accumulated other comprehensive loss into periodic pension cost during 2015 are $1 and $85, respectively.

	Postretirement
	2014	2013	2012
Service cost	$2	$3	$3
Interest cost	17	15	18
Amortization of prior service credit	(1)	(1)	(1)
Recognized net actuarial loss	13	15	9
Net periodic benefit expense	$31	$32	$29
The estimated prior service credit and net actuarial loss that will be amortized from Accumulated other comprehensive loss into net periodic postretirement expense during 2015 are $1 and $13, respectively.

Change in benefit obligation:

	Pension		Postretirement
	2014	2013	2014	2013
Obligation at beginning of year	$2,489	$2,748	$390	$413
Service cost	42	57	2	3
Interest cost	115	108	17	15
Actuarial (gain) loss	154	(230)	5	(13)
Participant contributions	—	—	6	6
Benefits paid	(191)	(172)	(35)	(36)
Medicare subsidies	—	—	3	2
Other	(4)	(3)	—	—
Settlements	(43)	—	—	—
Curtailment	—	(2)	—	—
Foreign currency adjustment	(12)	(17)	—	—
Divestiture	(11)	—	—	—
Benefit obligation at end of year	$2,539	$2,489	$388	$390
Change in the fair value of pension plan assets:

	2014	2013
Fair value at beginning of year	$2,275	$2,118
Actual return on plan assets	276	246
Employer contributions	46	87
Benefits paid	(179)	(161)
Settlements	(43)	—
Foreign currency adjustment	(11)	(15)
Fair value at end of year	$2,364	$2,275
Amounts recognized in the Consolidated Balance Sheets:

	Pension		Postretirement
	2014	2013	2014	2013
Other assets	$7	$—	$—	$—
Accrued liabilities	(12)	(13)	(29)	(29)
Other liabilities	(170)	(190)	(359)	(361)
Non-current liabilities held for sale	—	(11)	—	—
Net amount recognized	$(175)	$(214)	$(388)	$(390)

	Pension		Postretirement
Amounts recognized in accumulated other comprehensive loss consist of:	2014	2013	2014	2013
Net actuarial loss	$1,019	$1,068	$96	$104
Prior service credit	(2)	(2)	(5)	(6)
Total	$1,017	$1,066	$91	$98
The changes in other comprehensive loss associated with pension benefits included the reclassification of actuarial losses into earnings of $100 and $109 in 2014 and 2013, respectively. The amount reclassified in 2014 included the settlement charges and $2 of net actuarial losses recognized in discontinued operations as a result of the sale of the European simple meals business. The remaining changes in other comprehensive loss associated with pension benefits were primarily due to net actuarial losses arising during the period in 2014 and net actuarial gains arising during the period in 2013, as well as the impact of currency in both periods.

The change in other comprehensive loss associated with postretirement benefits was due to the reclassification of actuarial losses into earnings of $13 and $15 in 2014 and 2013, respectively. The remaining changes in other comprehensive loss associated with postretirement benefits were primarily due to net actuarial losses arising during the period in 2014 and net actuarial gains arising during the period in 2013.
The balance in accumulated other comprehensive loss included $2 in 2013 related to the simple meals business in Europe.
The following table provides information for pension plans with accumulated benefit obligations in excess of plan assets:

	2014	2013
Projected benefit obligation	$269	$1,817
Accumulated benefit obligation	$257	$1,791
Fair value of plan assets	$92	$1,625
The accumulated benefit obligation for all pension plans was $2,477 at August 3, 2014 and $2,423 at July 28, 2013.
Weighted-average assumptions used to determine benefit obligations at the end of the year:

	Pension		Postretirement
	2014	2013	2014	2013
Discount rate	4.33%	4.82%	4.00%	4.50%
Rate of compensation increase	3.30%	3.30%	3.25%	3.25%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended:

	Pension
	2014	2013	2012
Discount rate	4.82%	4.05%	5.41%
Expected return on plan assets	7.62%	7.65%	7.90%
Rate of compensation increase	3.30%	3.31%	3.31%
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
The discount rate used to determine net periodic postretirement expense was 4.50% in 2014, 3.75% in 2013 and 5.00% in 2012.
Assumed health care cost trend rates at the end of the year:

	2014	2013
Health care cost trend rate assumed for next year	8.25%	8.25%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2022	2021
A one-percentage-point change in assumed health care costs would have the following effects on 2014 reported amounts:

	Increase	Decrease
Effect on service and interest cost	$1	$(1)
Effect on the 2014 accumulated benefit obligation	$16	$(18)
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
The company’s year-end pension plan weighted-average asset allocations by category were:

	Strategic Target	2014	2013
Equity securities	51%	51%	54%
Debt securities	35%	33%	32%
Real estate and other	14%	16%	14%
Net periodic benefit expense	100%	100%	100%
Pension plan assets are categorized based on the following fair value hierarchy:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs, which are valued based on the company's estimates of assumptions that market participants would use in pricing the asset or liability.

The following table presents the company’s pension plan assets by asset category at August 3, 2014 and July 28, 2013:

	Fair Value as of August 3, 2014	Fair Value Measurements at August 3, 2014 Using Fair Value Hierarchy			Fair Value as of July 28, 2013	Fair Value Measurements at July 28, 2013 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Short-term investments	$60	$23	$37	$—	$78	$36	$42	$—
Equities:
U.S.	378	378	—	—	401	401	—	—
Non-U.S.	332	332	—	—	358	358	—	—
Corporate bonds:
U.S.	469	—	469	—	420	—	420	—
Non-U.S.	114	—	114	—	92	—	92	—
Government and agency bonds:
U.S.	62	—	62	—	41	—	41	—
Non-U.S.	46	—	46	—	37	—	37	—
Municipal bonds	84	—	84	—	73	—	73	—
Commingled funds:
Equities	426	—	426	—	393	—	393	—
Fixed income	3	—	3	—	29	—	29	—
Blended	95	—	95	—	88	—	88	—
Mortgage and asset backed securities	13	—	13	—	15	—	15	—
Real estate	117	5	92	20	107	6	83	18
Hedge funds	181	—	127	54	147	—	117	30
Total assets at fair value	$2,380	$738	$1,568	$74	$2,279	$801	$1,430	$48
Other items to reconcile to fair value of plan assets	(16)				(4)
Total pension assets at fair value	$2,364				$2,275
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
Commingled funds — Investments in commingled funds are classified as Level 2 as the funds are not traded in active markets. Commingled funds are valued based on the unit values of such funds. Unit values are based on the fair value of the underlying assets of the funds derived from inputs principally based on quoted market prices in an active market or corroborated by observable market data by correlation or other means. Blended commingled funds are invested in both equities and fixed income securities.

Mortgage and asset backed securities — Fair value is based on prices obtained from third party pricing sources. The prices from third party pricing sources may be based on bid quotes from dealers and recent trade data. Mortgage backed securities are traded in the over-the-counter market.
Real estate — Real estate investments consist of real estate investment trusts, property funds and limited partnerships. Real estate investment trusts are classified as Level 1 and are valued based on quoted market prices. Property funds are classified as either Level 2 or Level 3 depending upon whether liquidity is limited or there are few observable market participant transactions. Fair value is based on third party appraisals. Limited partnerships are valued based upon valuations provided by the general partners of the funds. The values of limited partnerships are based upon an assessment of each underlying investment, incorporating valuations that consider the evaluation of financing and sales transactions with third parties, expected cash flows, and market-based information, including comparable transactions and performance multiples among other factors. The investments are classified as Level 3 since the valuation is determined using unobservable inputs.
Hedge funds — Hedge fund investments include hedge funds valued based upon a net asset value derived from the fair value of underlying securities and are therefore classified as Level 2. Hedge fund investments that are subject to liquidity restrictions or that are based on unobservable inputs are classified as Level 3. Hedge fund investments may include long and short positions in equity and fixed income securities, derivative instruments such as futures and options, commodities and other types of securities.
Other items to reconcile to fair value of plan assets included net accrued interest and dividends receivable, amounts due for securities sold, amounts payable for securities purchased, and other payables.
The following table summarizes the changes in fair value of Level 3 investments for the years ended August 3, 2014 and July 28, 2013:

	Real Estate	Hedge Funds	Total
Fair value at July 28, 2013	$18	$30	$48
Actual return on plan assets	2	2	4
Purchases	3	22	25
Sales	(3)	—	(3)
Settlements	—	—	—
Transfers out of Level 3	—	—	—
Fair value at August 3, 2014	$20	$54	$74

	Real Estate	Hedge Funds	Total
Fair value at July 29, 2012	$35	$—	$35
Actual return on plan assets	2	—	2
Purchases	—	30	30
Sales	(3)	—	(3)
Settlements	—	—	—
Transfers out of Level 3	(16)	—	(16)
Fair value at July 28, 2013	$18	$30	$48
No contributions are expected to be made to U.S. pension plans in 2015. Contributions to non-U.S. pension plans are expected to be approximately $6 in 2015.
Estimated future benefit payments are as follows:

	Pension	Postretirement
2015	$151	$29
2016	$152	$30
2017	$153	$31
2018	$154	$31
2019	$160	$31
2020-2024	$838	$145
The estimated future benefit payments include payments from funded and unfunded plans.

Savings Plan — The company sponsors employee savings plans which cover substantially all U.S. employees. Effective January 1, 2011, the company provides a matching contribution of 100% of employee contributions up to 4% of compensation for employees who are not covered by collective bargaining agreements. Employees hired or rehired on or after January 1, 2011 who will not be eligible to participate in the defined benefit plans and who are not covered by collective bargaining agreements receive a contribution equal to 3% of compensation regardless of their participation in the Savings Plan. Prior to January 1, 2011, the company provided a matching contribution of 60% (50% at certain locations) of the employee contributions up to 5% of compensation after one year of continued service. Amounts charged to Costs and expenses were $29 in 2014, $27 in 2013 and $24 in 2012.

12.	Taxes on Earnings
The provision for income taxes on earnings from continuing operations consists of the following:

	2014	2013	2012
Income taxes:
Currently payable:
Federal	$252	$268	$221
State	30	24	29
Non-U.S.	42	47	43
	324	339	293
Deferred:
Federal	32	(58)	31
State	2	(6)	2
Non-U.S.	(11)	—	(1)
	23	(64)	32
	$347	$275	$325

Earnings from continuing operations before income taxes:
United States	$995	$815	$918
Non-U.S.	78	140	131
	$1,073	$955	$1,049
The following is a reconciliation of the effective income tax rate on continuing operations to the U.S. federal statutory income tax rate:

	2014	2013	2012
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal tax benefit)	2.0	1.1	2.0
Tax effect of international items	(1.0)	(2.6)	(3.8)
Settlement of tax contingencies	—	(0.1)	(0.1)
Federal manufacturing deduction	(2.3)	(2.7)	(1.9)
Other	(1.4)	(1.9)	(0.2)
Effective income tax rate	32.3%	28.8%	31.0%

Deferred tax liabilities and assets are comprised of the following:

	2014	2013
Depreciation	$300	$302
Amortization	541	484
Other	17	66
Deferred tax liabilities	858	852
Benefits and compensation	294	316
Pension benefits	63	61
Tax loss carryforwards	49	95
Capital loss carryforwards	112	104
Other	70	73
Gross deferred tax assets	588	649
Deferred tax asset valuation allowance	(151)	(148)
Net deferred tax assets	437	501
Net deferred tax liability	$421	$351
At August 3, 2014, U.S. and non-U.S. subsidiaries of the company had tax loss carryforwards of approximately $190. Of these carryforwards, $145 expire between 2015 and 2033, and $45 may be carried forward indefinitely. The current statutory tax rates in these countries range from 15% to 35%. At August 3, 2014, deferred tax asset valuation allowances have been established to offset $147 of these tax loss carryforwards. Additionally, at August 3, 2014, non-U.S. subsidiaries of the company had capital loss carryforwards of approximately $418, which were fully offset by valuation allowances.
The net change in the deferred tax asset valuation allowance in 2014 was an increase of $3. The increase was primarily due to the impact of currency and the recognition of additional valuation allowances on foreign loss carryforwards. The net change in the deferred tax asset valuation allowance in 2013 was an increase of $6. The increase was primarily due to the impact of currency and the recognition of additional valuation allowances on foreign loss carryforwards.
As of August 3, 2014, other deferred tax assets included $9 of state tax credit carryforwards related to various states that expire between 2018 and 2024. As of July 28, 2013, other deferred tax assets included $7 of foreign tax credit carryforwards that expire in 2023, and $10 of state tax credit carryforwards related to various states that expire between 2014 and 2022. No valuation allowances have been established related to these deferred tax assets.
As of August 3, 2014, U.S. income taxes have not been provided on approximately $740 of undistributed earnings of non-U.S. subsidiaries, which are deemed to be permanently reinvested. It is not practical to estimate the tax liability that might be incurred if such earnings were remitted to the U.S.
A reconciliation of the activity related to unrecognized tax benefits follows:

	2014	2013	2012
Balance at beginning of year	$61	$48	$43
Increases related to prior-year tax positions	—	28	2
Decreases related to prior-year tax positions	(1)	(7)	(1)
Increases related to current-year tax positions	11	9	9
Settlements	—	(15)	—
Lapse of statute	—	(2)	(5)
Balance at end of year	$71	$61	$48
The increase in 2013 for prior-year tax positions was primarily due to the acquisition of Bolthouse Farms and Plum.
The amount of unrecognized tax benefits that, if recognized, would impact the annual effective tax rate was $23 as of August 3, 2014 and July 28, 2013, and $18 as of July 29, 2012. The total amount of unrecognized tax benefits can change due to audit settlements, tax examination activities, statute expirations and the recognition and measurement criteria under accounting for uncertainty in income taxes. The company believes it is reasonably possible that the amount of unrecognized tax benefits could change by approximately $27 within the next 12 months. It is likely that an intercompany pricing agreement between the U.S. and Canada will be settled that covers the years 2006 through 2013. The impact of the settlement is not expected to be material to the financial statements. As of August 3, 2014, $28 of unrecognized tax benefit liabilities, including interest and penalties, were reported as accrued taxes payable in the Consolidated Balance Sheet. Approximately $2 of unrecognized tax benefits, including interest and penalties, were reported as accounts receivable in the Consolidated Balance Sheets as of August 3, 2014, and July 28, 2013.
The company’s accounting policy with respect to interest and penalties attributable to income taxes is to reflect any expense or benefit as a component of its income tax provision. The total amount of interest and penalties recognized in the Consolidated Statements of Earnings was not material in 2014, 2013 and 2012. The total amount of interest and penalties recognized in the Consolidated Balance Sheets was $3 as of August 3, 2014, and $2 as of July 28, 2013.
The company does business internationally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. In the normal course of business, the company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S., Australia, Canada and Denmark. The 2014 tax year is currently under audit by the Internal Revenue Service. In addition, several state income tax examinations are in progress for the years 2006 to 2013.
With limited exceptions, the company has been audited for income tax purposes in Denmark through 2008, and in Canada and Australia through 2009.

13.	Short-term Borrowings and Long-term Debt
Short-term borrowings consist of the following:

	2014	2013
Commercial paper	$1,406	$1,162
Current portion of long-term debt	300	700
Variable-rate bank borrowings	47	44
Fixed-rate bank borrowings	17	—
Capital leases	1	2
Other(1)	—	1
	$1,771	$1,909
_______________________________________

(1)
Other includes unamortized net premium/discount on debt issuances and amounts related to interest rate swaps designated as fair-value hedges. For additional information on fair-value interest rate swaps, see Note 14.

As of August 3, 2014, the weighted-average interest rate of commercial paper, which consisted of U.S. borrowings, was 0.27%. As of July 28, 2013, the weighted-average interest rate of commercial paper, which consisted of U.S. borrowings, was 0.19%.
At August 3, 2014, the company had $1,771 of short-term borrowings due within one year, of which $1,406 was comprised of commercial paper borrowings. As of August 3, 2014, $49 of standby letters of credit were issued on behalf of the company. In December 2013, the company renewed its committed revolving credit facilities, combining two previous facilities totaling $2,000 into a new five-year facility totaling $2,200. The new facility matures in December 2018. This facility remained unused at August 3, 2014, except for $3 of standby letters of credit issued on behalf of the company. This revolving credit facility supports the company’s commercial paper programs and other general corporate purposes. The company may also increase the commitment under the credit facility up to an additional $500, upon the agreement of either existing lenders or of additional banks not currently parties to the existing credit agreements.

Long-term debt consists of the following:

Type	Fiscal Year of Maturity	Rate	2014	2013
Notes	2014	4.88%	$—	$300
Notes	2014	LIBOR plus 0.30%	—	400
Notes	2015	3.38%	300	300
Notes	2017	3.05%	400	400
Notes	2019	4.50%	300	300
Notes	2021	4.25%	500	500
Debentures	2021	8.88%	200	200
Notes	2023	2.50%	450	450
Notes	2043	3.80%	400	400
Capital leases			3	4
Other(1)			(9)	(10)
Total			2,544	3,244
Less current portion			300	700
Total long-term debt			$2,244	$2,544
_______________________________________

(1)	Other includes unamortized net premium/discount on debt issuances.
Principal amounts of debt mature as follows: $301 in 2015; $1 in 2016; $401 in 2017; $1 in 2018; $300 in 2019; and a total of $1,550 in periods beyond 2019.

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
Concentration of Credit Risk
The company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations.  To mitigate counterparty credit risk, the company only enters into contracts with carefully selected, leading, credit-worthy financial institutions, and distributes contracts among several financial institutions to reduce the concentration of credit risk. The company does not have credit-risk-related contingent features in its derivative instruments as of August 3, 2014. During 2014, the company's largest customer accounted for approximately 19% of consolidated net sales. The company closely monitors credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
The company is exposed to foreign currency exchange risk related to its international operations, including non-functional currency intercompany debt and net investments in subsidiaries. The company is also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. Principal currencies hedged include the Canadian dollar, Australian dollar and U.S. dollar. The company utilizes foreign exchange forward purchase and sale contracts, as well as cross-currency swaps, to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. The company hedges portions of its forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. To hedge currency exposures related to intercompany debt, foreign exchange forward purchase and sale contracts, as well as cross-currency swap contracts, are entered into for periods consistent with the underlying debt. As of August 3, 2014, cross-currency swap contracts mature between 11 and 35 months. The notional amount of foreign exchange forward and cross-currency swap contracts accounted for as cash-flow hedges was $58 at August 3, 2014 and $129 at July 28, 2013. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings on the same line item and the same period in which the underlying hedged transaction affects earnings. The notional amount of foreign exchange forward and cross-

currency swap contracts that are not designated as accounting hedges was $561 and $895 at August 3, 2014 and July 28, 2013, respectively.
Interest Rate Risk
The company manages its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain its variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps were accounted for as fair-value hedges. The notional amount of outstanding fair-value interest rate swaps totaled $200 at July 28, 2013. These swaps matured in October 2013. The company manages its exposure to interest rate volatility on future debt issuances by entering into forward starting interest rate swaps to lock in the rate on the interest payments related to the forecasted debt issuances. Pay fixed rate/receive variable rate forward starting interest rate swaps are accounted for as cash-flow hedges. The notional amount of outstanding forward starting interest rate swaps totaled $250 at August 3, 2014 and at July 28, 2013. Forward starting interest rate swaps with a notional value of $400 were settled in August 2012, at a loss of $2, which was recorded in other comprehensive income (loss). The loss on the forward starting interest rate swaps will be amortized over the life of the 10-year debt issued in August 2012.
Commodity Price Risk
The company principally uses a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. The company also enters into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of diesel fuel, soybean oil, wheat, aluminum, natural gas, cocoa and corn, which impact the cost of raw materials. Commodity futures, options, and swap contracts are either accounted for as cash-flow hedges or are not designated as accounting hedges. The company hedges a portion of commodity requirements for periods typically up to 18 months. There were no commodity contracts accounted for as cash-flow hedges as of August 3, 2014 or July 28, 2013. The notional amount of commodity contracts not designated as accounting hedges was $146 at August 3, 2014 and $105 at July 28, 2013.
Equity Price Risk
The company enters into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of the company’s capital stock, the total return of the Vanguard Institutional Index, and the total return of the Vanguard Total International Stock Index. Under these contracts, the company pays variable interest rates and receives from the counterparty either the total return on company capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index; or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index. These contracts were not designated as hedges for accounting purposes and are entered into for periods typically not exceeding 12 months. The notional amounts of the contracts as of August 3, 2014 and July 28, 2013 were $56 and $50, respectively.

The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of August 3, 2014 and July 28, 2013:

	Balance Sheet Classification	2014	2013
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$1	$2
Forward starting interest rate swaps	Other current assets	11	—
Interest rate swaps	Other current assets	—	1
Forward starting interest rate swaps	Other assets	—	23
Total derivatives designated as hedges		$12	$26
Derivatives not designated as hedges:
Commodity derivative contracts	Other current assets	$2	$2
Deferred compensation derivative contracts	Other current assets	—	2
Foreign exchange forward contracts	Other current assets	1	2
Total derivatives not designated as hedges		$3	$6
Total asset derivatives		$15	$32

	Balance Sheet Classification	2014	2013
Liability Derivatives
Derivatives designated as hedges:
Cross-currency swap contracts	Accrued liabilities	$—	$22
Foreign exchange forward contracts	Accrued liabilities	1	2
Total derivatives designated as hedges		$1	$24
Derivatives not designated as hedges:
Commodity derivative contracts	Accrued liabilities	$10	$6
Cross-currency swap contracts	Accrued liabilities	1	1
Deferred compensation derivative contracts	Accrued liabilities	3	—
Foreign exchange forward contracts	Accrued liabilities	2	4
Commodity derivative contracts	Other liabilities	1	—
Cross-currency swap contracts	Other liabilities	5	1
Total derivatives not designated as hedges		$22	$12
Total liability derivatives		$23	$36
The company does not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of August 3, 2014 and July 28, 2013 would be adjusted as detailed in the following table:

	2014			2013
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$15	$(4)	$11	$32	$(8)	$24

Total liability derivatives	$23	$(4)	$19	$36	$(8)	$28

The company does not offset fair value amounts recognized for exchange-traded commodity derivative instruments and cash margin accounts executed with the same counterparty that are subject to enforceable netting agreements. The company is required to maintain cash margin accounts in connection with funding the settlement of open positions. At August 3, 2014 and July 28, 2013, a cash margin account balance of $14 and $7, respectively, was included in Other current assets in the Consolidated Balance Sheets.
The following tables show the effect of the company’s derivative instruments designated as cash-flow hedges for the years ended August 3, 2014, and July 28, 2013, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:
Derivatives Designated as Cash-Flow Hedges

		Total Cash-Flow Hedge OCI Activity
		2014	2013
OCI derivative gain (loss) at beginning of year		$8	$(16)
Effective portion of changes in fair value recognized in OCI:
Forward starting interest rate swaps		(12)	19
Cross-currency swap contracts		—	1
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	(4)	1
Foreign exchange forward contracts	Other expenses / (income)	1	(1)
Forward starting interest rate swaps	Interest expense	3	4
OCI derivative gain (loss) at end of year		$(4)	$8
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a loss of $3. The ineffective portion and amount excluded from effectiveness testing were not material.
The following table shows the effect of the company’s derivative instruments designated as fair-value hedges in the Consolidated Statements of Earnings:

		Amount of Gain (Loss) Recognized in Earnings on Derivatives		Amount of Gain (Loss) Recognized in Earnings on Hedged Item
Derivatives Designated as Fair-Value Hedges	Location of Gain (Loss) Recognized in Earnings	2014	2013	2014	2013
Interest rate swaps	Interest expense	$(1)	$(12)	$1	$12
The following table shows the effects of the company’s derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
Derivatives not Designated as Hedges	Location of Gain (Loss) Recognized in Earnings	2014	2013
Foreign exchange forward contracts	Cost of products sold	$3	$—
Foreign exchange forward contracts	Other expenses/income	(12)	—
Cross-currency swap contracts	Other expenses/income	7	39
Commodity derivative contracts	Cost of products sold	(4)	(6)
Deferred compensation derivative contracts	Administrative expenses	2	16
Total		$(4)	$49

15.	Fair Value Measurements
Financial assets and liabilities are categorized based on the following fair value hierarchy:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs, which are valued based on the company's estimates of assumptions that market participants would use in pricing the asset or liability.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the company’s financial assets and liabilities that are measured at fair value on a recurring basis as of August 3, 2014, and July 28, 2013, consistent with the fair value hierarchy:

	Fair Value as of August 3, 2014	Fair Value Measurements at August 3, 2014 Using Fair Value Hierarchy			Fair Value as of July 28, 2013	Fair Value Measurements at July 28, 2013 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Interest rate swaps(1)	$—	$—	$—	$—	$1	$—	$1	$—
Forward starting interest rate swaps(1)	11	—	11	—	23	—	23	—
Foreign exchange forward contracts(2)	2	—	2	—	4	—	4	—
Commodity derivative contracts(3)	2	1	1	—	2	2	—	—
Deferred compensation derivative contracts(4)	—	—	—	—	2	—	2	—
Total assets at fair value	$15	$1	$14	$—	$32	$2	$30	$—

	Fair Value as of August 3, 2014	Fair Value Measurements at August 3, 2014 Using Fair Value Hierarchy			Fair Value as of July 28, 2013	Fair Value Measurements at July 28, 2013 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange forward contracts(2)	$3	$—	$3	$—	$6	$—	$6	$—
Cross-currency swap contracts(5)	6	—	6	—	24	—	24	—
Commodity derivative contracts(3)	11	11	—	—	6	5	1	—
Deferred compensation derivative contracts(4)	3	—	3	—	—	—	—	—
Deferred compensation obligation(6)	123	123	—	—	123	123	—	—
Total liabilities at fair value	$146	$134	$12	$—	$159	$128	$31	$—
___________________________________

(1)	Based on LIBOR swap rates.

(2)	Based on observable market transactions of spot currency rates and forward rates.

(3)	Based on quoted futures exchanges and on observable prices of futures and options transactions in the marketplace.

(4)	Based on LIBOR and equity index swap rates.

(5)	Based on observable local benchmarks for currency and interest rates.

(6)	Based on the fair value of the participants’ investments.
Items Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, the company is also required to measure certain items at fair value on a nonrecurring basis.
In the second quarter of 2014, the company recognized an impairment charge of $11 on plant assets associated with the initiative to restructure manufacturing and streamline operations for its soup and broth business in China. See also Note 8. The carrying value was reduced to estimated fair value based on expected proceeds. The carrying value was not material.
On October 28, 2013, the company completed the sale of its European simple meals business. The assets and liabilities of the European business have been reflected in assets and liabilities held for sale in the Consolidated Balance Sheet as of July 28, 2013. The company has reflected the results of the business as discontinued operations in the Consolidated Statements of Earnings for all years presented. The business was historically included in the International Simple Meals and Beverages segment.
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
In the fourth quarter of 2013, as part of the company's annual review of intangible assets, an impairment charge of $36 was recognized on trademarks used in the European simple meals business. See also Note 6. Fair value was determined based on unobservable Level 3 inputs. Fair value was determined based on discounted cash flow analysis that include significant management assumptions such as revenue growth rates, weighted average costs of capital, and assumed royalty rates.

The following table presents the company’s fair value measurements of intangible assets that were recognized in the year ended July 28, 2013:

	2013
Intangible assets	Impairment	Fair Value
Blå Band	$1	$19
Heisse Tasse	$4	$6
Isomitta	$8	$4
Royco	$23	$53
In 2013, the company also recognized $99 of accelerated depreciation/asset impairment on plant assets associated with the 2013 restructuring initiatives described in Note 8. The carrying value of assets was reduced to estimated fair value based on expected proceeds. The carrying value was $29 at July 28, 2013.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, excluding the current portion of long-term debt, approximate fair value.
Cash equivalents of $46 at August 3, 2014 and $4 at July 28, 2013 represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of long-term debt, including the current portion of long-term debt in Short-term borrowings, was $2,647 at August 3, 2014 and $3,299 at July 28, 2013. The carrying value was $2,544 at August 3, 2014 and $3,244 at July 28, 2013. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.

16.	Shareholders' Equity
The company has authorized 560 million shares of Capital stock with $.0375 par value and 40 million shares of Preferred stock, issuable in one or more classes, with or without par as may be authorized by the Board of Directors. No Preferred stock has been issued.
In December 2012, 219 million shares held as treasury stock were retired and returned to unissued status.
Share Repurchase Programs
In June 2011, the Board authorized the purchase of up to $1,000 of company stock. This program has no expiration date. Purchases under the program were suspended from July 2012 through 2014. Approximately $750 remained available under this program as of August 3, 2014. The company also repurchases shares to offset the impact of dilution from shares issued under the company’s stock compensation plans. In 2014, the company repurchased 2 million shares at a cost of $76. In 2013, the company repurchased 4 million shares at a cost of $153. In 2012, the company repurchased 13 million shares at a cost of $412. Of this amount, $250 was used to repurchase shares pursuant to the company’s June 2011 publicly announced share repurchase program.

17.	Stock-based Compensation
In 2003, shareholders approved the 2003 Long-Term Incentive Plan, which authorized the issuance of 28 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock/units (including performance restricted stock) and performance units. Approximately 3.2 million shares available under a previous long-term plan were rolled into the 2003 Long-Term Incentive Plan, making the total number of available shares approximately 31.2 million. In November 2005, shareholders approved the 2005 Long-Term Incentive Plan, which authorized the issuance of an additional 6 million shares to satisfy the same types of awards.
Awards under Long-Term Incentive Plans may be granted to employees and directors. The term of a stock option granted under these plans may not exceed ten years from the date of grant. Options granted under these plans vest cumulatively over a three-year period at a rate of 30%, 60% and 100%, respectively. The option price may not be less than the fair market value of a share of common stock on the date of the grant.
Pursuant to the Long-Term Incentive Plan, the company adopted a long-term incentive compensation program which provides for grants of total shareholder return (TSR) performance restricted stock/units, EPS performance restricted stock/units, strategic performance restricted stock/units and time-lapse restricted stock/units. Under the program, awards of TSR performance restricted stock/units will be earned by comparing the company’s total shareholder return during a three-year period to the respective total shareholder returns of companies in a performance peer group. Based upon the company’s ranking in the performance peer group, a recipient of TSR performance restricted stock/units may earn a total award ranging from 0% to 225% of the initial grant. Awards of EPS performance restricted stock/units will be earned based upon the company’s achievement of annual earnings per share goals. During the three-year vesting period, a recipient of EPS performance restricted stock/units may earn a total award of either 0% or 100% of the initial grant. Awards of the strategic performance restricted stock units are earned based upon the achievement of two key metrics, net sales and EPS growth, compared to strategic plan objectives during a two- or three-year period. A recipient of strategic performance restricted stock units may earn a total award ranging from 0% to 200% of the initial grant. Awards of time-lapse restricted stock/units will vest ratably over the three-year period. In addition, the company may issue special grants of time-lapse restricted stock/units to attract and retain executives which vest ratably over various periods. Awards are generally granted annually in October. Annual stock option grants were not part of the long-term incentive compensation program for 2012 , 2013, or 2014. However, stock options may still be granted on a selective basis under the Long-Term Incentive Plans.
In 2014, the company issued time-lapse restricted stock units, EPS performance restricted stock units, strategic performance restricted stock units and TSR performance restricted stock units.
Total pre-tax stock-based compensation expense recognized in Earnings from continuing operations was $56 for 2014, $109 for 2013 and $76 for 2012. The pre-tax stock-based compensation expense recognized in Earnings (loss) from discontinued operations was $1 for 2014, $4 for 2013 and $3 for 2012. Tax-related benefits of $21 were recognized for 2014, $42 were recognized for 2013 and $29 were recognized for 2012.
The following table summarizes stock option activity as of August 3, 2014:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)
Outstanding at July 28, 2013	1,101	$27.25
Granted	—	$—
Exercised	(693)	$26.64
Terminated	—	$—
Outstanding at August 3, 2014	408	$28.33	0.6	$6
Exercisable at August 3, 2014	408	$28.33	0.6	$6
The total intrinsic value of options exercised during 2014, 2013 and 2012, was $12, $36 and $31, respectively. As of January 2009, compensation related to stock options was fully expensed. The company measured the fair value of stock options using the Black-Scholes option pricing model.
The following table summarizes time-lapse restricted stock units, EPS performance restricted stock units and strategic performance restricted stock units as of August 3, 2014:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 28, 2013	4,208	$34.05
Granted	1,742	$39.97
Vested	(2,595)	$33.26
Forfeited	(361)	$37.93
Nonvested at August 3, 2014	2,994	$37.69
The fair value of time-lapse restricted stock units, EPS performance restricted stock units, and strategic performance restricted stock units is determined based on the quoted price of the company’s stock at the date of grant. Time-lapse restricted stock units are expensed on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis. EPS performance restricted stock units are expensed on a graded-vesting basis, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis. There were 251 thousand EPS performance target grants outstanding at August 3, 2014 with a weighted-average grant-date fair value of $37.49. Strategic performance restricted stock units are expensed on a straight-line basis over the service period. There were 887 thousand strategic performance target grants outstanding at August 3, 2014 with a weighted-average grant-date fair value of $37.80. The actual number of EPS performance restricted stock units and strategic performance restricted stock units that vest will depend on actual performance achieved. Expense is estimated based on the number of awards expected to vest.

On July 1, 2011, the company issued approximately 400 thousand special retention time-lapse restricted stock units to certain executives to support successful execution of the company’s shift in strategic direction and leadership transition. These awards vested over a period of 2 years. The grant-date fair value was $34.65.
As of August 3, 2014, total remaining unearned compensation related to nonvested time-lapse restricted stock units, EPS performance restricted stock units and strategic performance restricted stock units was $34, which will be amortized over the weighted-average remaining service period of 1.7 years. The fair value of restricted stock units vested during 2014, 2013 and 2012 was $106, $57 and $38, respectively. The weighted-average grant-date fair value of the restricted stock units granted during 2013 and 2012 was $35.44 and $32.38, respectively.
The following table summarizes TSR performance restricted stock units as of August 3, 2014:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 28, 2013	1,458	$41.88
Granted	458	$36.26
Vested	—	$—
Forfeited	(1,055)	$42.54
Nonvested at August 3, 2014	861	$38.15
The company estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation. Assumptions used in the Monte Carlo simulation were as follows:

	2014	2013
Risk-free interest rate	0.60%	0.30%
Expected dividend yield	2.98%	3.26%
Expected volatility	15.76%	15.07%
Expected term	3 years	3 years
Compensation expense is recognized on a straight-line basis over the service period. As of August 3, 2014, total remaining unearned compensation related to TSR performance restricted stock units was $15, which will be amortized over the weighted-average remaining service period of 1.8 years. In the first quarter of 2014 and 2013, recipients of TSR performance restricted stock units earned 0% of the initial grants based upon the company’s TSR ranking in a performance peer group during a three-year period ended July 26, 2013 and July 27, 2012, respectively. The grant-date fair value of the TSR performance restricted stock units granted during 2013 was $39.76. There were no TSR performance restricted stock units granted during 2012.
The excess tax benefits on the exercise of stock options and vested restricted stock presented as cash flows from financing activities were $13 in 2014, $12 in 2013 and $8 in 2012. Cash received from the exercise of stock options was $18, $83 and $112 for 2014, 2013 and 2012, respectively, and are reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

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
The company has certain operating lease commitments, primarily related to warehouse and office facilities, and certain equipment. Rent expense under operating lease commitments was $50 in 2014, $54 in 2013 and $48 in 2012. These amounts included $2 in 2014, $8 in 2013 and $9 in 2012 related to discontinued operations. Future minimum annual rental payments under these operating leases as of August 3, 2014 are as follows:

2015	2016	2017	2018	2019	Thereafter
$38	$32	$26	$22	$18	$58
The company guarantees approximately 2,000 bank loans made to Pepperidge Farm independent sales distributors by third‑party financial institutions for the purchase of distribution routes. The maximum potential amount of future payments under existing guarantees the company could be required to make is $179. The company’s guarantees are indirectly secured by the distribution routes. The company does not believe it is probable that it will be required to make guarantee payments as a result of defaults on the bank loans guaranteed. The amounts recognized as of August 3, 2014, and July 28, 2013, were not material.
The company has provided certain standard indemnifications in connection with divestitures, contracts and other transactions. Certain indemnifications have finite expiration dates. Liabilities recognized based on known exposures related to such matters were not material at August 3, 2014, or July 28, 2013.

19.	Supplemental Financial Statement Data
Balance Sheets

	2014	2013
Accounts receivable
Customer accounts receivable	$597	$587
Allowances	(12)	(11)
Subtotal	585	576
Other	85	59
	$670	$635

Inventories
Raw materials, containers and supplies	$399	$364
Finished products	617	561
	$1,016	$925

Other current assets
Deferred taxes	$96	$90
Fair value of derivatives	15	9
Other	71	36
	$182	$135

Plant assets
Land	$62	$59
Buildings	1,384	1,349
Machinery and equipment	3,856	4,017
Projects in progress	217	230
Total cost	5,519	5,655
Accumulated depreciation(1)	(3,201)	(3,395)
	$2,318	$2,260

Other assets
Fair value of derivatives	$—	$23
Deferred taxes	32	27
Other	55	81
	$87	$131

	2014	2013
Accrued liabilities
Accrued compensation and benefits	$237	$270
Fair value of derivatives	17	35
Accrued trade and consumer promotion programs	122	137
Accrued interest	37	41
Restructuring	31	21
Other	109	113
	$553	$617
Other liabilities
Pension benefits	$170	$190
Deferred compensation(2)	109	112
Postretirement benefits	359	361
Fair value of derivatives	6	1
Unrecognized tax benefits	23	40
Other	62	72
	$729	$776
____________________________________

(1)
Depreciation expense was $287 in 2014, $393 in 2013 and $258 in 2012. Depreciation expense of continuing operations was $287 in 2014, $382 in 2013 and $247 in 2012. Buildings are depreciated over periods ranging from 7 to 45 years. Machinery and equipment are depreciated over periods generally ranging from 2 to 20 years.

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

Statements of Earnings

	2014	2013	2012
Other Expenses/(Income)
Foreign exchange (gains)/losses(1)	$6	$3	$(3)
Amortization of intangible assets	18	14	1
Acquisition related costs	—	10	5
Other	(2)	2	8
	$22	$29	$11

Advertising and consumer promotion expense(2)	$411	$419	$476

Interest expense
Interest expense	$124	$138	$116
Less: Interest capitalized	2	3	2
	$122	$135	$114
____________________________________

(1)	2014 included a loss of $9 on foreign exchange forward contracts used to hedge the proceeds from the sale of the European simple meals business.

(2)	Included in Marketing and selling expenses.

Statements of Cash Flows

	2014	2013	2012
Cash Flows from Operating Activities
Other non-cash charges to net earnings
Non-cash compensation/benefit related expense	$114	$134	$106
Other	4	21	12
	$118	$155	$118

Other
Benefit related payments	$(52)	$(54)	$(84)
Other	(1)	(4)	(2)
	$(53)	$(58)	$(86)

Other Cash Flow Information
Interest paid	$122	$124	$115
Interest received	$3	$10	$8
Income taxes paid	$421	$345	$300

20.	Voluntary Product Recall
On November 8, 2013, the company voluntarily recalled a range of Plum products packaged in resealable pouches after discovering a manufacturing defect that may cause spoilage in some pouches. In the first quarter of 2014, the company recognized costs of $16 ($11 after tax or $.03 per share) associated with the recall, including estimates for customer returns and consumer rebates, costs associated with returned product and the disposal and write-off of inventory.

21.	Quarterly Data (unaudited)

	2014
	First	Second	Third	Fourth
Net sales	$2,165	$2,281	$1,970	$1,852
Gross profit	777	814	676	631
Earnings from continuing operations attributable to Campbell Soup Company	181	235	184	137
Earnings (loss) from discontinued operations	(9)	90	—	—
Net earnings attributable to Campbell Soup Company	172	325	184	137
Per share - basic
Earnings from continuing operations attributable to Campbell Soup Company	.58	.75	.59	.44
Earnings (loss) from discontinued operations	(.03)	.29	—	—
Net earnings attributable to Campbell Soup Company(1)	.55	1.04	.59	.44
Dividends	.312	.312	.312	.312
Per share - assuming dilution
Earnings from continuing operations attributable to Campbell Soup Company	.57	.74	.58	.43
Earnings (loss) from discontinued operations	(.03)	.28	—	—
Net earnings attributable to Campbell Soup Company(1)	.54	1.03	.58	.43
Market price
High	$48.08	$43.70	$45.48	$46.67
Low	$39.87	$38.30	$39.60	$41.39
____________________________________

(1)	The sum of the individual per share amounts may not add due to rounding.

	2014
	First	Second	Third	Fourth
In 2014, the following charges were recorded in Earnings from continuing operations attributable to Campbell Soup Company:
Restructuring charges and related costs (see Note 8)	$15	$5	$1	$15
Pension settlement charges (see Note 11)	—	—	11	3
Loss on foreign exchange forward contracts related to the sale of the European simple meals business (see Note 19)	6	—	—	—
Tax expense associated with the sale of the European simple meals business	7	—	—	—
Per share - assuming dilution
Restructuring charges and related costs	.05	.02	—	.05
Pension settlement charges	—	—	.03	.01
Loss on foreign exchange forward contracts related to the sale of the European simple meals business	.02	—	—	—
Tax expense associated with the sale of the European simple meals business	.02	—	—	—
In 2014, the following charges (gains) were recorded in Earnings (loss) from discontinued operations:
Taxes, costs associated with the sale, and gain on sale of the European simple meals business (see Note 4)	$18	$(90)	$—	$—
Per share - assuming dilution
Taxes, costs associated with the sale, and gain on sale of the European simple meals business	.06	(.28)	—	—

	2013
	First	Second	Third	Fourth
Net sales	$2,205	$2,162	$1,962	$1,723
Gross profit	821	762	706	623
Earnings from continuing operations attributable to Campbell Soup Company	232	171	169	117
Earnings (loss) from discontinued operations	13	19	12	(275)
Net earnings (loss) attributable to Campbell Soup Company	245	190	181	(158)
Per share - basic
Earnings from continuing operations attributable to Campbell Soup Company	.74	.54	.54	.37
Earnings (loss) from discontinued operations	.04	.06	.04	(.88)
Net earnings (loss) attributable to Campbell Soup Company(1)	.78	.61	.58	(.50)
Dividends	.29	.58	—	.29
Per share - assuming dilution
Earnings from continuing operations attributable to Campbell Soup Company	.73	.54	.53	.37
Earnings (loss) from discontinued operations	.04	.06	.04	(.87)
Net earnings (loss) attributable to Campbell Soup Company(1)	.78	.60	.57	(.50)
Market price
High	$36.28	$37.16	$46.85	$48.83
Low	$32.24	$34.30	$36.09	$42.32
____________________________________

(1)	The sum of the individual per share amounts may not add due to rounding.

	2013
	First	Second	Third	Fourth
In 2013, the following charges were recorded in Earnings from continuing operations:
Restructuring charges and related costs (see Note 8)	$27	$30	$14	$19
Acquisition transaction costs (see Note 3)	7	—	—	—
Per share - assuming dilution
Restructuring charges and related costs	.09	.09	.04	.06
Acquisition transaction costs	.02	—	—	—
In 2013, the following charges were recorded in Earnings (loss) from discontinued operations:
Impairment on the intangible assets of the European simple meals business (see Note 6)	$—	$—	$—	$263
Taxes on the difference between the book value and tax basis of the European simple meals business (see Note 12)	—	—	—	18
Per share - assuming dilution
Impairment on the intangible assets of the European simple meals business	—	—	—	.83
Taxes on the difference between the book value and tax basis of the European simple meals business	—	—	—	.06

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of August 3, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on this assessment using those criteria, management concluded that the company’s internal control over financial reporting was effective as of August 3, 2014.

The effectiveness of the company’s internal control over financial reporting as of August 3, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

/s/ Denise M. Morrison
Denise M. Morrison
President and Chief Executive Officer

/s/ Anthony P. DiSilvestro
Anthony P. DiSilvestro
Senior Vice President — Chief Financial Officer

/s/ William J. O’Shea
William J. O’Shea
Vice President — Controller
(Principal Accounting Officer)

September 24, 2014

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of Campbell Soup Company

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(1) present fairly, in all material respects, the financial position of Campbell Soup Company and its subsidiaries at August 3, 2014 and July 28, 2013, and the results of their operations and their cash flows for each of the three fiscal years in the period ended August 3, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 3, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

September 24, 2014

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
The company, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of August 3, 2014 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective.
The annual report of management on the company’s internal control over financial reporting is provided under "Financial Statements and Supplementary Data" on pages 76-77. The attestation report of PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm, regarding the company’s internal control over financial reporting is provided under "Financial Statements and Supplementary Data" on page 78.
There were no changes in the company’s internal control over financial reporting that materially affected, or were likely to materially affect, such control over financial reporting during the quarter ended August 3, 2014.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The sections entitled “Election of Directors,” “Security Ownership of Directors and Executive Officers” and “Director and Executive Officer Stock Ownership Reports” in the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on November 19, 2014 (the 2014 Proxy) are incorporated herein by reference. The information presented in the section entitled “Corporate Governance — Board Committee Structure” in the 2014 Proxy relating to the members of the company’s Audit Committee and the Audit Committee’s financial expert is incorporated herein by reference.
Certain of the information required by this Item relating to the executive officers of the company is set forth under the heading “Executive Officers of the Company.”
The company has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers that applies to the company’s Chief Executive Officer, Chief Financial Officer, Controller and members of the Chief Financial Officer’s financial leadership team. The Code of Ethics for the Chief Executive Officer and Senior Financial Officers is posted on the company’s website, www.campbellsoupcompany.com (under the “About Us — Corporate Governance” caption). The company intends to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for the Chief Executive Officer and Senior Financial Officers by posting such information on its website.
The company has also adopted a separate Code of Business Conduct and Ethics applicable to the Board of Directors, the company’s officers and all of the company’s employees. The Code of Business Conduct and Ethics is posted on the company’s website, www.campbellsoupcompany.com (under the “About Us — Corporate Governance” caption). The company’s Corporate Governance Standards and the charters of the company’s four standing committees of the Board of Directors can also be found at this website. Printed copies of the foregoing are available to any shareholder requesting a copy by:

•	writing to Investor Relations, Campbell Soup Company, 1 Campbell Place, Camden, NJ 08103-1799;

•	calling 1-800-840-2865; or

•	e-mailing the company’s Investor Relations Department at investorrelations@campbellsoup.com.
Item 11. Executive Compensation
The information presented in the sections entitled “Compensation Discussion and Analysis,” “Fiscal 2014 Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal 2014,” “Outstanding Equity Awards at 2014 Fiscal Year-End,” “Option Exercises and Stock Vested in Fiscal 2014,” “Pension Benefits — Fiscal 2014,” “Nonqualified Deferred Compensation — Fiscal 2014,” “Potential Payments upon Termination or Change in Control,” “Fiscal 2014 Director Compensation,” “Corporate Governance — Compensation and Organization Committee Interlocks and Insider Participation” and “Compensation and Organization Committee Report” in the 2014 Proxy is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information presented in the sections entitled “Securities Authorized for Issuance Under Equity Compensation Plans,” “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2014 Proxy is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information presented in the section entitled “Transactions with Related Persons,” “Corporate Governance — Director Independence” and “Corporate Governance — Board Committee Structure” in the 2014 Proxy is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information presented in the section entitled “Independent Registered Public Accounting Firm Fees and Services” in the 2014 Proxy is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1.  Financial Statements
Consolidated Statements of Earnings for 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income for 2014, 2013 and 2012
Consolidated Balance Sheets as of August 3, 2014 and July 28, 2013
Consolidated Statements of Cash Flows for 2014, 2013 and 2012
Consolidated Statements of Equity for 2014, 2013 and 2012
Notes to Consolidated Financial Statements
Management's Report on Financial Statements
Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
2.  Financial Statement Schedule
II - Valuation and Qualifying Accounts for 2014, 2013 and 2012
3.  Exhibits

3(i)
Campbell’s Restated Certificate of Incorporation as amended through February 24, 1997 was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 28, 2002, and is incorporated herein by reference.

3(ii)	Campbell’s By-Laws, effective June 11, 2014, were filed with the SEC on a Form 8-K (SEC file number 1-3822) on June 16, 2014, and are incorporated herein by reference.

4(a)
With respect to Campbell’s 3.050% notes due 2017, 4.500% notes due 2019, and 4.250% notes due 2021, the form of Indenture between Campbell and The Bank of New York Mellon, as Trustee, and the associated form of security were filed with the SEC with Campbell’s Registration Statement No. 333-155626, and are incorporated herein by reference.

4(b)
With respect to Campbell's 2.500% notes due 2022, and 3.800% notes due 2042, the the form of Indenture between Campbell and The Bank of New York Mellon, as Trustee, was filed with the SEC with Campbell's Registration Statement No. 333-155626, and the form of First Supplemental Indenture among Campbell, The Bank of New York Mellon and Wells Fargo Bank, National Association, as Series Trustee, as well as the associated form of security, were filed with the SEC on a Form 8-K (SEC file number 1-3822) on August 2, 2012, and are incorporated herein by reference.

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

9(a)
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

9(b)	Extension of Term of Major Stockholders' Voting Trust, dated June 1, 2008.

9(c)	Extension of Term of Major Stockholders' Voting Trust, dated August 27, 2008.

9(d)	Amendment to Major Stockholders' Voting Trust, dated September 15, 2009.

9(e)	Extension of Term of Major Stockholders' Voting Trust, dated as of December 30, 2013.

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

10(i)
Severance Protection Agreement dated January 8, 2001, with Douglas R. Conant, Campbell's President and Chief Executive Officer through fiscal 2011, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 28, 2001, and is incorporated herein by reference. Agreements with the existing executive officers listed under the heading “Executive Officers of the Company” (other than Carlos Barroso, Luca Mignini and Michael P. Senackerib) are in all material respects the same as Mr. Conant’s agreement.

10(j)
Amendment to the Severance Protection Agreement dated February 26, 2008, with Douglas R. Conant, Campbell's President and Chief Executive Officer through fiscal 2011, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 2, 2008, and is incorporated herein by reference. Amendments with the existing executive officers listed under the heading “Executive Officers of the Company” (other than Carlos Barroso, Luca Mignini and Michael P. Senackerib) are in all material respects the same as Mr. Conant’s agreement.

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
Date: September 24, 2014

CAMPBELL SOUP COMPANY

By: /s/ Anthony P. DiSilvestro
Anthony P. DiSilvestro
Senior Vice President — Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Campbell and in the capacity and on the date indicated.
Date: September 24, 2014

/s/ Anthony P. DiSilvestro	/s/ William J. O’Shea
Anthony P. DiSilvestro	William J. O’Shea
Senior Vice President — Chief Financial Officer	Vice President — Controller

Paul R. Charron	Chairman and Director	}
Denise M. Morrison	President, Chief Executive	}
	Officer and Director	}
Edmund M. Carpenter	Director	}
Bennett Dorrance	Director	}
Lawrence C. Karlson	Director	}
Randall W. Larrimore	Director	}	By: /s/ Ellen Oran Kaden
Marc B. Lautenbach	Director	}	Ellen Oran Kaden
Mary Alice D. Malone	Director	}	Senior Vice President — Chief Legal and Public Affairs Officer
Sara Mathew	Director	}
Charles R. Perrin	Director	}
A. Barry Rand	Director	}
Nick Shreiber	Director	}
Tracey T. Travis	Director	}
Archbold D. van Beuren	Director	}
Les C. Vinney	Director	}
Charlotte C. Weber	Director	}

Schedule II

CAMPBELL SOUP COMPANY
Valuation and Qualifying Accounts

For the Fiscal Years ended August 3, 2014, July 28, 2013 and July 29, 2012
(Millions)

	Balance at Beginning of Period	Charged to/ (Reduction in) Costs and Expenses	Deductions	Acquisitions	Balance at End of Period
Fiscal year ended August 3, 2014
Cash discount	$5	$114	$(115)	$—	$4
Bad debt reserve	2	—	(1)	2	3
Returns reserve(1)	4	1	—	—	5
Total Accounts receivable allowances	$11	$115	$(116)	$2	$12

Fiscal year ended July 28, 2013
Cash discount	$4	$114	$(113)	$—	$5
Bad debt reserve	2	1	(1)	—	2
Returns reserve(1)	4	1	(1)	—	4
Total Accounts receivable allowances	$10	$116	$(115)	$—	$11

Fiscal year ended July 29, 2012
Cash discount	$5	$112	$(113)	$—	$4
Bad debt reserve	2	1	(1)	—	2
Returns reserve(1)	4	—	—	—	4
Total Accounts receivable allowances	$11	$113	$(114)	$—	$10
_______________________________________

(1)
The returns reserve is evaluated quarterly and adjusted accordingly. During each period, returns are charged to net sales in the Consolidated Statements of Earnings as incurred. Actual returns were approximately $118 in 2014, $124 in 2013 and $122 in 2012, or less than 2% of net sales.

INDEX TO EXHIBITS

3(i)
Campbell’s Restated Certificate of Incorporation as amended through February 24, 1997 was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 28, 2002, and is incorporated herein by reference.

3(ii)	Campbell’s By-Laws, effective June 11, 2014, were filed with the SEC on a Form 8-K (SEC file number 1-3822) on June 16, 2014, and are incorporated herein by reference.

4(a)
With respect to Campbell’s 3.050% notes due 2017, 4.500% notes due 2019, and 4.250% notes due 2021, the form of Indenture between Campbell and The Bank of New York Mellon, as Trustee, and the associated form of security were filed with the SEC with Campbell’s Registration Statement No. 333-155626, and are incorporated herein by reference.

4(b)
With respect to Campbell's 2.500% notes due 2022, and 3.800% notes due 2042, the the form of Indenture between Campbell and The Bank of New York Mellon, as Trustee, was filed with the SEC with Campbell's Registration Statement No. 333-155626, and the form of First Supplemental Indenture among Campbell, The Bank of New York Mellon and Wells Fargo Bank, National Association, as Series Trustee, as well as the associated form of security, were filed with the SEC on a Form 8-K (SEC file number 1-3822) on August 2, 2012, and are incorporated herein by reference.

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

9(a)
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

9(b)	Extension of Term of Major Stockholders' Voting Trust, dated June 1, 2008.

9(c)	Extension of Term of Major Stockholders' Voting Trust, dated August 27, 2008.

9(d)	Amendment to Major Stockholders' Voting Trust, dated September 15, 2009.

9(e)	Extension of Term of Major Stockholders' Voting Trust, dated as of December 30, 2013.

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

10(i)
Severance Protection Agreement dated January 8, 2001, with Douglas R. Conant, Campbell's President and Chief Executive Officer through fiscal 2011, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 28, 2001, and is incorporated herein by reference. Agreements with the existing executive officers listed under the heading “Executive Officers of the Company” (other than Carlos Barroso, Luca Mignini and Michael P. Senackerib) are in all material respects the same as Mr. Conant’s agreement.

10(j)
Amendment to the Severance Protection Agreement dated February 26, 2008, with Douglas R. Conant, Campbell's President and Chief Executive Officer through fiscal 2011, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 2, 2008, and is incorporated herein by reference. Amendments with the existing executive officers listed under the heading “Executive Officers of the Company” (other than Carlos Barroso, Luca Mignini and Michael P. Senackerib) are in all material respects the same as Mr. Conant’s agreement.

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