Form 10-Q
period 2014-11-02
CAMPBELL SOUP CO
filed 2014-12-11
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
____________________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 2, 2014	Commission File Number 1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.

1 Campbell Place
Camden, New Jersey 08103-1799
Principal Executive Offices

Telephone Number: (856) 342-4800
__________________________________________________

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

There were 313,342,678 shares of capital stock outstanding as of December 5, 2014.

PART I

Item 1. Financial Information
CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended
	November 2, 2014	October 27, 2013
Net sales	$2,255	$2,165
Costs and expenses
Cost of products sold	1,472	1,388
Marketing and selling expenses	247	261
Administrative expenses	135	148
Research and development expenses	29	31
Other expenses / (income)	4	11
Restructuring charges	—	21
Total costs and expenses	1,887	1,860
Earnings before interest and taxes	368	305
Interest expense	26	31
Interest income	1	1
Earnings before taxes	343	275
Taxes on earnings	109	95
Earnings from continuing operations	234	180
Loss from discontinued operations	—	(9)
Net earnings	234	171
Less: Net earnings (loss) attributable to noncontrolling interests	—	(1)
Net earnings attributable to Campbell Soup Company	$234	$172
Per Share — Basic
Earnings from continuing operations attributable to Campbell Soup Company	$.75	$.58
Loss from discontinued operations	—	(.03)
Net earnings attributable to Campbell Soup Company	$.75	$.55
Dividends	$.312	$.312
Weighted average shares outstanding — basic	314	314
Per Share — Assuming Dilution
Earnings from continuing operations attributable to Campbell Soup Company	$.74	$.57
Loss from discontinued operations	—	(.03)
Net earnings attributable to Campbell Soup Company	$.74	$.54
Weighted average shares outstanding — assuming dilution	316	317
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(unaudited)
(millions)

	Three Months Ended
	November 2, 2014			October 27, 2013
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$234			$171
Other comprehensive income (loss):
Foreign currency translation adjustments	$(83)	$—	(83)	$48	$(2)	46
Cash-flow hedges:
Unrealized gains (losses) arising during the period	(1)	—	(1)	(3)	1	(2)
Reclassification adjustment for (gains) losses included in net earnings	1	—	1	—	—	—
Pension and other postretirement benefits:
Net actuarial gain (loss) arising during the period	4	(1)	3	—	—	—
Reclassification of net actuarial loss included in net earnings	24	(9)	15	22	(8)	14
Other comprehensive income (loss)	$(55)	$(10)	(65)	$67	$(9)	58
Total comprehensive income (loss)			$169			$229
Total comprehensive income (loss) attributable to noncontrolling interests			—			(2)
Total comprehensive income (loss) attributable to Campbell Soup Company			$169			$231

See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	November 2, 2014	August 3, 2014
Current assets
Cash and cash equivalents	$239	$232
Accounts receivable, net	840	670
Inventories	1,105	1,016
Other current assets	174	182
Total current assets	2,358	2,100
Plant assets, net of depreciation	2,286	2,318
Goodwill	2,379	2,433
Other intangible assets, net of amortization	1,160	1,175
Other assets	114	87
Total assets	$8,297	$8,113
Current liabilities
Short-term borrowings	$1,828	$1,771
Payable to suppliers and others	597	527
Accrued liabilities	524	553
Dividend payable	101	101
Accrued income taxes	118	37
Total current liabilities	3,168	2,989
Long-term debt	2,244	2,244
Deferred taxes	560	548
Other liabilities	719	729
Total liabilities	6,691	6,510
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	301	330
Earnings retained in the business	2,332	2,198
Capital stock in treasury, at cost	(393)	(356)
Accumulated other comprehensive loss	(634)	(569)
Total Campbell Soup Company shareholders' equity	1,618	1,615
Noncontrolling interests	(12)	(12)
Total equity	1,606	1,603
Total liabilities and equity	$8,297	$8,113
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Three Months Ended
	November 2, 2014	October 27, 2013
Cash flows from operating activities:
Net earnings	$234	$171
Adjustments to reconcile net earnings to operating cash flow
Restructuring charges	—	21
Stock-based compensation	13	21
Depreciation and amortization	75	74
Deferred income taxes	2	43
Other, net	19	27
Changes in working capital
Accounts receivable	(175)	(186)
Inventories	(98)	(110)
Prepaid assets	(5)	(25)
Accounts payable and accrued liabilities	132	77
Pension fund contributions	(1)	(40)
Receipts from (payments of) hedging activities	1	(23)
Other	(9)	(12)
Net cash provided by operating activities	188	38
Cash flows from investing activities:
Purchases of plant assets	(62)	(52)
Sales of plant assets	6	—
Business acquired, net of cash acquired	—	(329)
Other, net	(8)	—
Net cash used in investing activities	(64)	(381)
Cash flows from financing activities:
Net short-term borrowings	352	641
Repayments of notes payable	(300)	(300)
Dividends paid	(101)	(97)
Treasury stock purchases	(73)	(2)
Treasury stock issuances	6	4
Excess tax benefits on stock-based compensation	5	10
Contributions from noncontrolling interest	—	5
Net cash provided by (used in) financing activities	(111)	261
Effect of exchange rate changes on cash	(6)	—
Net change in cash and cash equivalents	7	(82)
Cash and cash equivalents continuing operations — beginning of period	232	333
Cash and cash equivalents discontinued operations — beginning of period	—	68
Cash and cash equivalents discontinued operations — end of period	—	(14)
Cash and cash equivalents continuing operations — end of period	$239	$305
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at July 28, 2013	323	$12	(11)	$(364)	$362	$1,772	$(565)	$(7)	$1,210
Contribution from noncontrolling interest								5	5
Net earnings (loss)						172		(1)	171
Other comprehensive income (loss)							59	(1)	58
Dividends ($.312 per share)						(97)			(97)
Treasury stock purchased			—	(2)					(2)
Treasury stock issued under management incentive and stock option plans			2	61	(61)				—
Balance at October 27, 2013	323	$12	(9)	$(305)	$301	$1,847	$(506)	$(4)	$1,345
Balance at August 3, 2014	323	$12	(10)	$(356)	$330	$2,198	$(569)	$(12)	$1,603
Net earnings (loss)						234		—	234
Other comprehensive income (loss)							(65)	—	(65)
Dividends ($.312 per share)						(100)			(100)
Treasury stock purchased			(2)	(73)					(73)
Treasury stock issued under management incentive and stock option plans			2	36	(29)				7
Balance at November 2, 2014	323	$12	(10)	$(393)	$301	$2,332	$(634)	$(12)	$1,606
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(unaudited)
(currency in millions, except per share amounts)

1.	Basis of Presentation and Significant Accounting Policies
In this Form 10-Q, unless otherwise stated, the terms "we," "us" and "our" refer to Campbell Soup Company and its consolidated subsidiaries.
The financial statements reflect all adjustments which are, in our opinion, necessary for a fair presentation of the results of operations, financial position, and cash flows for the indicated periods. The accounting policies used in preparing these financial statements are substantially consistent with those applied in our Annual Report on Form 10-K for the year ended August 3, 2014. The results for the period are not necessarily indicative of the results to be expected for other interim periods or the full year. Our fiscal year ends on the Sunday nearest July 31. There were 53 weeks in 2014. There will be 52 weeks in 2015.

2.	Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued guidance for the recognition, measurement and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount is fixed. Such obligations may include debt arrangements, legal settlements, and other contractual arrangements. The guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be applied retrospectively to all prior periods presented for those obligations within scope that existed as of the beginning of the fiscal year of adoption. We adopted the guidance in the first quarter of 2015. The adoption did not have an impact on our consolidated financial statements.
In March 2013, the FASB issued guidance on the accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The guidance was effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We adopted the guidance in the first quarter of 2015. The adoption did not have an impact on our consolidated financial statements.
In July 2013, the FASB issued guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires the netting of unrecognized tax benefits (UTBs) against a deferred tax asset for a loss or other carryforward that would apply in settlement of uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be applied prospectively to all UTBs that exist at the effective date. We adopted the guidance prospectively in the first quarter of 2015. The adoption did not have a material impact on our consolidated financial statements.
In April 2014, the FASB issued revised guidance redefining discontinued operations, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance is effective for fiscal years beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted. We will prospectively apply the guidance to applicable transactions.
In May 2014, the FASB issued revised guidance on the recognition of revenue from contracts with customers. The guidance is designed to create greater comparability for financial statement users across industries and jurisdictions. The guidance also requires enhanced disclosures. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the new guidance.

3.	Acquisitions
On August 8, 2013, we completed the acquisition of Kelsen Group A/S (Kelsen). The final all-cash purchase price was $331. Kelsen is a producer of quality baked snacks that are sold in 85 countries around the world. Its primary brands include Kjeldsens and Royal Dansk.
For the three-month period ended October 27, 2013, the Kelsen acquisition contributed $52 to Net sales and had no impact on Net earnings.

The following unaudited summary information is presented on a consolidated pro forma basis as if the Kelsen acquisition had occurred on July 30, 2012:

Three Months Ended
October 27, 2013
Net sales	$2,169
Earnings from continuing operations attributable to Campbell Soup Company	$182
Earnings per share from continuing operations attributable to Campbell Soup Company	$.57
The pro forma amounts include additional interest expense on the debt issued to finance the purchase, amortization and depreciation expense based on the estimated fair value and useful lives of intangible assets and plant assets, and related tax effects. The pro forma results are not necessarily indicative of the combined results had the Kelsen acquisition been completed on July 30, 2012, nor are they indicative of future combined results.

4.	Discontinued Operations
On October 28, 2013, subsequent to the end of the first quarter of 2014, we completed the sale of our European simple meals business to Soppa Investments S.à r.l., an affiliate of CVC Capital Partners. The all-cash preliminary sale price was €400, or $548, and was subject to certain post-closing adjustments, which resulted in a $14 reduction of proceeds. We recognized a pre-tax gain of $141 ($72 after tax or $.23 per share) in 2014. We used the proceeds from the sale to pay taxes on the sale, reduce debt and for other general corporate purposes.
We have reflected the results of the European simple meals business as discontinued operations in the Consolidated Statements of Earnings.
Results of discontinued operations were as follows:

Three Months Ended
October 27, 2013
Net sales	$137

Earnings before taxes	$9
Taxes on earnings	(18)
Earnings (loss) from discontinued operations	$(9)
In the first quarter of 2014, earnings before taxes included approximately $6 of costs associated with the sale of the business. Taxes on earnings included incremental expense of $14 representing taxes on the difference between the book value and tax basis of the business as a result of a reorganization of the capital and ownership structure that occurred during the first quarter of 2014.

5.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

	Foreign Currency Translation Adjustments(1)	Gains (Losses) on Cash Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at August 3, 2014	$137	$(3)	$(703)	$(569)
Other comprehensive income (loss) before reclassifications	(83)	(1)	3	(81)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	15	16
Net current-period other comprehensive income (loss)	(83)	—	18	(65)
Balance at November 2, 2014	$54	$(3)	$(685)	$(634)
_____________________________________

(1)	Included a tax expense of $7 as of November 2, 2014 and August 3, 2014.

(2)	Included a tax benefit of $1 as of November 2, 2014 and August 3, 2014.

(3)	Included a tax benefit of $395 as of November 2, 2014 and $405 as of August 3, 2014.
Amounts related to noncontrolling interests were not material.
The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	November 2, 2014	October 27, 2013	Location of (Gain) Loss Recognized in Earnings
(Gains) losses on cash flow hedges:
Foreign exchange forward contracts	$—	$(1)	Cost of products sold
Forward starting interest rate swaps	1	1	Interest expense
Total before tax	1	—
Tax expense (benefit)	—	—
(Gain) loss, net of tax	$1	$—

Pension and postretirement benefit adjustments:
Net actuarial losses	$24	$22	(1)
Tax expense (benefit)	(9)	(8)
(Gain) loss, net of tax	$15	$14
_____________________________________

(1)	Included in the components of net periodic benefit costs (see Note 11 for additional details).

6.	Goodwill and Intangible Assets
The following table shows the changes in the carrying amount of goodwill by business segment:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Total
Balance at August 3, 2014	$450	$918	$115	$112	$838	$2,433
Foreign currency translation adjustments	—	(50)	(4)	—	—	(54)
Balance at November 2, 2014	$450	$868	$111	$112	$838	$2,379

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

Intangible Assets	November 2, 2014	August 3, 2014
Amortizable intangible assets
Customer relationships	$177	$178
Technology	40	40
Other	35	35
Total gross amortizable intangible assets	$252	$253
Accumulated amortization	(39)	(35)
Total net amortizable intangible assets	$213	$218
Non-amortizable intangible assets
Trademarks	947	957
Total net intangible assets	$1,160	$1,175
Non-amortizable intangible assets consist of trademarks, which include Bolthouse Farms, Pace, Plum Organics, Kjeldsens and Royal Dansk. Other amortizable intangible assets consist of recipes, patents, trademarks and distributor relationships.
Amortization of intangible assets of continuing operations was $4 for the three-month periods ended November 2, 2014 and October 27, 2013. Amortization expense for the following 5 years is estimated to be $17 in each of the fiscal periods 2015 through 2017, and $13 in 2018 and 2019. Asset useful lives range from 5 to 20 years.

7.	Business and Geographic Segment Information
We manage operations through 10 operating segments based on product type and geographic location and have aggregated the operating segments into the appropriate reportable segment based on similar economic characteristics; products; production processes; types or classes of customers; distribution methods; and regulatory environment. The reportable segments are discussed in greater detail below.
The U.S. Simple Meals segment includes the following products: Campbell’s condensed and ready-to-serve soups; Swanson broth and stocks; Prego pasta sauces; Pace Mexican sauces; Campbell’s gravies, pasta, beans and dinner sauces; Swanson canned poultry; and Plum Organics food and snacks.
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
We evaluate segment performance before interest, taxes and costs associated with restructuring activities. Unrealized gains and losses on commodity hedging activities are excluded from segment operating earnings and are recorded in Corporate expenses as these open positions represent hedges of future purchases. Upon closing of the contracts, the realized gain or loss is transferred to segment operating earnings, which allows the segments to reflect the economic effects of the hedge without exposure to quarterly volatility of unrealized gains and losses. Certain manufacturing, warehousing and distribution activities of the segments are integrated in order to maximize efficiency and productivity. As a result, asset information by segment is not discretely maintained for internal reporting or used in evaluating performance.

	Three Months Ended
	November 2, 2014	October 27, 2013
Net sales
U.S. Simple Meals	$928	$860
Global Baking and Snacking	627	609
International Simple Meals and Beverages	189	193
U.S. Beverages	168	173
Bolthouse and Foodservice	343	330
Total	$2,255	$2,165

	Three Months Ended
	November 2, 2014	October 27, 2013
Earnings before interest and taxes
U.S. Simple Meals	$242	$211
Global Baking and Snacking	90	78
International Simple Meals and Beverages	16	20
U.S. Beverages	26	24
Bolthouse and Foodservice	22	29
Corporate(1)	(28)	(36)
Restructuring charges(2)	—	(21)
Total	$368	$305
_______________________________________

(1)
Represents unallocated corporate expenses. Restructuring-related costs of $2 and a loss of $9 on foreign exchange forward contracts related to the sale of the European simple meals business were included in the three-month period ended October 27, 2013.

(2)	See Note 8 for additional information.
Our global net sales based on product categories are as follows:

	Three Months Ended
	November 2, 2014	October 27, 2013
Net sales
Simple Meals	$1,311	$1,234
Baked Snacks	663	645
Beverages	281	286
Total	$2,255	$2,165
Simple Meals include condensed and ready-to-serve soups, broths, sauces, carrot products, refrigerated salad dressings and Plum foods and snacks. Baked Snacks include cookies, crackers, biscuits and other baked products.

8.	Restructuring Charges
2014 Initiatives
In 2014, we implemented initiatives to reduce overhead across the organization, restructure manufacturing and streamline operations for our soup and broth business in China and improve supply chain efficiency in Australia. Details of the 2014 initiatives include:

•	We streamlined our salaried workforce in North America and our workforce in the Asia Pacific region. Approximately 250 positions were eliminated.

•
Together with our joint venture partner Swire Pacific Limited, we agreed to restructure manufacturing and streamline operations for our soup and broth business in China. As a result, certain assets were impaired, and approximately 100 positions were eliminated.

•
In Australia, we implemented an initiative to improve supply chain efficiency by relocating production from our biscuit plant in Marleston to Huntingwood. The relocation will occur through the second quarter of 2016 and will result in the elimination of approximately 90 positions.

•	We implemented an initiative to reduce overhead across the organization by eliminating approximately 85 positions. The actions will be completed in 2015.
In 2014, we recorded a restructuring charge of $54 ($33 after tax or $.10 per share in earnings from continuing operations attributable to Campbell Soup Company) related to the 2014 initiatives. Of the amounts recorded in 2014, $20 ($13 after tax or $.04 per share) was recorded in the first quarter. A summary of the pre-tax costs and remaining costs associated with the initiatives is as follows:

	Total Program	Recognized as of November 2, 2014	Remaining Costs to be Recognized
Severance pay and benefits	$42	$(41)	$1
Asset impairment	12	(12)	—
Other exit costs	2	(1)	1
Total	$56	$(54)	$2
Of the aggregate $56 of pre-tax costs, we expect approximately $43 will be cash expenditures. In addition, we expect to invest approximately $7 in capital expenditures, primarily to relocate biscuit production and packaging capabilities, of which approximately $2 has been invested as of November 2, 2014. The remaining aspects of the 2014 initiatives are expected to be completed through 2016.
A summary of the restructuring activity and related reserves associated with the 2014 initiatives at November 2, 2014 is as follows:

		Three Months Ended November 2, 2014

	Accrued Balance at August 3, 2014	Charges	Cash Payments	Foreign Currency Translation Adjustment	Accrued Balance at November 2, 2014
Severance pay and benefits	$28	$—	$(6)	$(1)	$21
A summary of restructuring charges incurred to date associated with segments is as follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Corporate	Total
Severance pay and benefits	$7	$23	$6	$2	$2	$1	$41
Asset impairment	1	—	11	—	—	—	12
Other exit costs	—	—	1	—	—	—	1
	$8	$23	$18	$2	$2	$1	$54
We expect to recognize additional pre-tax costs of approximately $2 by segment as follows: U.S. Simple Meals - $1 and Global Baking and Snacking- $1. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.
2013 Initiatives
In 2013, we implemented initiatives to improve supply chain efficiency, expand access to manufacturing and distribution capabilities and reduce costs. Details of the 2013 initiatives include:

•
We implemented initiatives to improve our U.S. supply chain cost structure and increase asset utilization across our U.S. thermal plant network, including closing our thermal plant in Sacramento, California, which produced soups, sauces and beverages. The closure resulted in the elimination of approximately 700 full-time positions and was completed in phases. Most of the positions were eliminated in 2013 and operations ceased in August 2013. We shifted the majority of

Sacramento's soup, sauce and beverage production to our thermal plants in Maxton, North Carolina; Napoleon, Ohio; and Paris, Texas. We also closed our spice plant in South Plainfield, New Jersey, which resulted in the elimination of 27 positions. We consolidated spice production at our Milwaukee, Wisconsin, plant in 2013.

•
In Mexico, we entered into commercial arrangements with third-party providers to expand access to manufacturing and distribution capabilities. The third-party providers produce and distribute our beverages, soups, broths and sauces throughout the Mexican market. As a result of these agreements, we closed our plant in Villagrán, Mexico, and eliminated approximately 260 positions in the first quarter of 2014.

•
We implemented an initiative to improve our Pepperidge Farm bakery supply chain cost structure by closing our plant in Aiken, South Carolina. The plant was closed in May 2014. We shifted the majority of Aiken's bread production to our bakery plant in Lakeland, Florida. Approximately 110 positions were eliminated as a result of the plant closure.

•	We streamlined our salaried workforce in U.S. Simple Meals, North America Foodservice and U.S. Beverages by approximately 70 positions. This action was substantially completed in August 2013.
In 2014, we recorded a restructuring charge of $1 related to the 2013 initiatives. In addition, approximately $3 of costs related to the 2013 initiatives were recorded in Cost of products sold, representing other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in 2014 was $3, or $.01 per share. Of the amounts recorded in 2014, a restructuring charge of $1 was recorded in the first quarter, and approximately $2 of costs related to these initiatives were recorded in the first quarter in Cost of products sold, representing other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in the first quarter of 2014 was $2, or $.01 per share. In 2013, we recorded a restructuring charge of $51. In addition, approximately $91 of costs related to these initiatives were recorded in 2013 in Cost of products sold, representing accelerated depreciation and other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in 2013 was $90, or $.28 per share. A summary of the pre-tax costs and remaining costs associated with the initiatives is as follows:

	Total Program	Recognized as of November 2, 2014	Remaining Costs to be Recognized
Severance pay and benefits	$35	$(35)	$—
Accelerated depreciation/asset impairment	99	(99)	—
Other exit costs	14	(12)	2
Total	$148	$(146)	$2
Of the aggregate $148 of pre-tax costs, approximately $46 are cash expenditures. In addition, we expect to invest approximately $31 in capital expenditures, primarily to relocate and refurbish a beverage filling and packaging line, and relocate bread production, of which approximately $28 has been invested as of November 2, 2014. The remaining aspects of the 2013 initiatives are expected to be completed in 2015.
A summary of the restructuring activity and related reserves associated with the 2013 initiatives at November 2, 2014 is as follows:

		Three Months Ended November 2, 2014

	Accrued Balance at August 3, 2014	Charges	Cash Payments	Accrued Balance at November 2, 2014
Severance pay and benefits	$3	$—	$(1)	$2
A summary of restructuring charges and related costs incurred to date associated with segments is as follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Total
Severance pay and benefits	$19	$2	$5	$7	$2	$35
Accelerated depreciation/asset impairment	64	10	3	22	—	99
Other exit costs	7	2	1	2	—	12
	$90	$14	$9	$31	$2	$146
We expect to recognize additional pre-tax costs of approximately $2 in the Global Baking and Snacking segment. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.

9.	Earnings per Share
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. There were no antidilutive stock options for the three-month periods ended November 2, 2014 and October 27, 2013.

10.	Noncontrolling Interests
We own a 60% controlling interest in a joint venture formed with Swire Pacific Limited to support the development of our soup and broth business in China. The joint venture began operations on January 31, 2011.
We also own a 70% controlling interest in a Malaysian food products manufacturing company.
The noncontrolling interests' share in the net earnings (loss) was included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings. The noncontrolling interests in these entities were included in Total equity in the Consolidated Balance Sheets and Consolidated Statements of Equity.

11.	Pension and Postretirement Benefits
We sponsor certain defined benefit pension plans and postretirement benefit plans for employees. Components of benefit expense were as follows:

	Three Months Ended
	Pension		Postretirement
	November 2, 2014	October 27, 2013	November 2, 2014	October 27, 2013
Service cost	$7	$11	$—	$1
Interest cost	27	29	4	4
Expected return on plan assets	(44)	(45)	—	—
Recognized net actuarial loss	21	19	3	3
Net periodic benefit expense	$11	$14	$7	$8
No contributions are expected to be made to U.S. pension plans in 2015. Contributions to non-U.S. pension plans during the three-month period ended November 2, 2014 were $1. Contributions to non-U.S. pension plans during the remainder of the year are expected to be approximately $3.

12.	Financial Instruments
The principal market risks to which we are exposed are changes in foreign currency exchange rates, interest rates, and commodity prices. In addition, we are exposed to equity price changes related to certain deferred compensation obligations. In order to manage these exposures, we follow established risk management policies and procedures, including the use of derivative contracts such as swaps, options, forwards and commodity futures. These derivative contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions independent of those exposures. We do not enter into derivative contracts for speculative purposes and do not use leveraged instruments. Our derivative programs include both instruments that qualify and that do not qualify for hedge accounting treatment.
Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we only enter into contracts with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We do not have credit-risk-related contingent features in our derivative instruments as of November 2, 2014. During 2014, our largest customer accounted for approximately 19% of consolidated net sales. We closely monitor credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk related to our international operations, including non-functional currency intercompany debt and net investments in subsidiaries. We are also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. Principal currencies hedged include the Canadian dollar, Australian dollar and U.S. dollar. We utilize foreign exchange forward purchase and sale contracts, as well as cross-currency swaps, to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. To hedge currency exposures related to intercompany debt, foreign exchange forward purchase and sale contracts, as well as cross-currency swap contracts, are entered into for periods consistent with the underlying debt. As of November 2, 2014, cross-currency swap contracts mature between 9 and 33 months. The notional amount of foreign exchange forward and cross-currency swap contracts accounted for as cash-flow hedges was $50 at November 2, 2014 and $58 at August 3, 2014. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings on the same line item and the same period in which the underlying hedged transaction affects earnings. The notional amount of foreign exchange forward and cross-currency swap contracts that are not designated as accounting hedges was $570 and $561 at November 2, 2014 and August 3, 2014, respectively.
Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. We manage our exposure to interest rate volatility on future debt issuances by entering into forward starting interest rate swaps to lock in the rate on the interest payments related to anticipated debt issuances. These pay fixed rate/receive variable rate forward starting interest rate swaps are accounted for as cash-flow hedges. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings over the life of the debt. The notional amount of outstanding forward starting interest rate swaps totaled $450 at November 2, 2014, of which $250 relates to an anticipated issuance in 2015 and $200 relates to an anticipated issuance in 2018. The notional amount of outstanding forward starting interest rate swaps totaled $250 at August 3, 2014.
Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of diesel fuel, wheat, soybean oil, natural gas, aluminum, dairy, cocoa and corn, which impact the cost of raw materials. Commodity futures, options, and swap contracts are either accounted for as cash-flow hedges or are not designated as accounting hedges. We hedge a portion of commodity requirements for periods typically up to 18 months. There were no commodity contracts accounted for as cash-flow hedges as of November 2, 2014 or August 3, 2014. The notional amount of commodity contracts not designated as accounting hedges was $120 at November 2, 2014 and $146 at August 3, 2014.
Equity Price Risk
We enter into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of our capital stock, the total return of the Vanguard Institutional Index, and the total return of the Vanguard Total International Stock Index. Under these contracts,we pay variable interest rates and receive from the counterparty either the total return on our capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index; or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index. These contracts were not designated as hedges for accounting purposes and are entered into for periods typically not exceeding 12 months. The notional amounts of the contracts as of November 2, 2014 and August 3, 2014 were $55 and $56, respectively.

The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of November 2, 2014 and August 3, 2014:

	Balance Sheet Classification	November 2, 2014	August 3, 2014
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$2	$1
Forward starting interest rate swaps	Other current assets	3	11
Forward starting interest rate swaps	Other assets	2	—
Total derivatives designated as hedges		$7	$12
Derivatives not designated as hedges:
Commodity derivative contracts	Other current assets	$1	$2
Cross-currency swap contracts	Other current assets	1	—
Deferred compensation derivative contracts	Other current assets	1	—
Foreign exchange forward contracts	Other current assets	1	1
Cross-currency swap contracts	Other assets	7	—
Total derivatives not designated as hedges		$11	$3
Total asset derivatives		$18	$15

	Balance Sheet Classification	November 2, 2014	August 3, 2014
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$—	$1
Total derivatives designated as hedges		$—	$1
Derivatives not designated as hedges:
Commodity derivative contracts	Accrued liabilities	$13	$10
Cross-currency swap contracts	Accrued liabilities	—	1
Deferred compensation derivative contracts	Accrued liabilities	—	3
Foreign exchange forward contracts	Accrued liabilities	3	2
Commodity derivative contracts	Other liabilities	—	1
Cross-currency swap contracts	Other liabilities	—	5
Total derivatives not designated as hedges		$16	$22
Total liability derivatives		$16	$23
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of November 2, 2014 and August 3, 2014 would be adjusted as detailed in the following table:

	November 2, 2014			August 3, 2014
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$18	$(1)	$17	$15	$(4)	$11

Total liability derivatives	$16	$(1)	$15	$23	$(4)	$19

We do not offset fair value amounts recognized for exchange-traded commodity derivative instruments and cash margin accounts executed with the same counterparty that are subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of open positions. At November 2, 2014 and August 3, 2014, a cash margin account balance of $17 and $14, respectively, was included in Other current assets in the Consolidated Balance Sheets.
The following tables show the effect of our derivative instruments designated as cash-flow hedges for the three-month periods ended November 2, 2014, and October 27, 2013, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-Flow Hedge OCI Activity
Derivatives Designated as Cash-Flow Hedges		November 2, 2014	October 27, 2013
Three Months Ended
OCI derivative gain (loss) at beginning of year		$(4)	$8
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		3	1
Forward starting interest rate swaps		(4)	(4)
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	—	(1)
Forward starting interest rate swaps	Interest expense	1	1
OCI derivative gain (loss) at end of quarter		$(4)	$5
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a loss of $1. The ineffective portion and amount excluded from effectiveness testing were not material.
The following table shows the effect of our derivative instruments designated as fair-value hedges in the Consolidated Statements of Earnings:

		Amount of Gain (Loss) Recognized in Earnings on Derivatives		Amount of Gain (Loss) Recognized in Earnings on Hedged Item
Derivatives Designated as Fair-Value Hedges	Location of Gain (Loss) Recognized in Earnings	November 2, 2014	October 27, 2013	November 2, 2014	October 27, 2013
Three Months Ended
Interest rate swaps	Interest expense	$—	$(1)	$—	$1
The following table shows the effects of our derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
Derivatives not Designated as Hedges	Location of Gain (Loss) Recognized in Earnings	Three Months Ended
		November 2, 2014	October 27, 2013
Foreign exchange forward contracts	Cost of products sold	$1	$2
Foreign exchange forward contracts	Other expenses/income	—	(14)
Cross-currency swap contracts	Other expenses/income	14	(3)
Commodity derivative contracts	Cost of products sold	(5)	(2)
Deferred compensation derivative contracts	Administrative expenses	2	(1)
Total		$12	$(18)

13.	Fair Value Measurements
Financial assets and liabilities are categorized based on the following fair value hierarchy:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs, which are valued based on our estimates of assumptions that market participants would use in pricing the asset or liability.
Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. When available, we use unadjusted quoted market prices to measure the fair value and classify such items as Level 1. If quoted market prices are not available, we base fair value upon internally developed models that use current market-based or independently sourced market parameters such as interest rates and currency rates. Included in the fair value of derivative instruments is an adjustment for credit and nonperformance risk.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our financial assets and liabilities that are measured at fair value on a recurring basis as of November 2, 2014, and August 3, 2014, consistent with the fair value hierarchy:

	Fair Value as of November 2, 2014	Fair Value Measurements at November 2, 2014 Using Fair Value Hierarchy			Fair Value as of August 3, 2014	Fair Value Measurements at August 3, 2014 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Forward starting interest rate swaps(1)	$5	$—	$5	$—	$11	$—	$11	$—
Foreign exchange forward contracts(2)	3	—	3	—	2	—	2	—
Commodity derivative contracts(3)	1	—	1	—	2	1	1	—
Deferred compensation derivative contracts(4)	1	—	1	—	—	—	—	—
Cross-currency swap contracts(5)	8	—	8	—	—	—	—	—
Total assets at fair value	$18	$—	$18	$—	$15	$1	$14	$—

	Fair Value as of November 2, 2014	Fair Value Measurements at November 2, 2014 Using Fair Value Hierarchy			Fair Value as of August 3, 2014	Fair Value Measurements at August 3, 2014 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange forward contracts(2)	$3	$—	$3	$—	$3	$—	$3	$—
Cross-currency swap contracts(5)	—	—	—	—	6	—	6	—
Commodity derivative contracts(3)	13	13	—	—	11	11	—	—
Deferred compensation derivative contracts(4)	—	—	—	—	3	—	3	—
Deferred compensation obligation(6)	129	129	—	—	123	123	—	—
Total liabilities at fair value	$145	$142	$3	$—	$146	$134	$12	$—
___________________________________

(1)	Based on LIBOR swap rates.

(2)	Based on observable market transactions of spot currency rates and forward rates.

(3)	Based on quoted futures exchanges and on observable prices of futures and options transactions in the marketplace.

(4)	Based on LIBOR and equity index swap rates.

(5)	Based on observable local benchmarks for currency and interest rates.

(6)	Based on the fair value of the participants’ investments.

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, excluding the current portion of long-term debt, approximate fair value.
Cash equivalents of $38 at November 2, 2014 and $46 at August 3, 2014 represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of long-term debt, including the current portion of long-term debt in Short-term borrowings, was $2,335 at November 2, 2014 and $2,647 at August 3, 2014. The carrying value was $2,255 at November 2, 2014 and $2,544 at August 3, 2014. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.

14.	Share Repurchases
In June 2011, our Board of Directors authorized the purchase of up to $1,000 of our stock. This program has no expiration date. In addition to this publicly announced program, we also repurchase shares to offset the impact of dilution from shares issued under our stock compensation plans.
During the three-month period ended November 2, 2014, we repurchased 2 million shares at a cost of $73. Of this amount, $50 was used to repurchase shares pursuant to our June 2011 publicly announced share repurchase program. Approximately $700 remained available under this program as of November 2, 2014. During the three-month period ended October 27, 2013, we repurchased 43 thousand shares at a cost of $2 to offset the impact of dilution from shares issued under our stock compensation plans.

15.	Stock-based Compensation
We provide compensation benefits by issuing unrestricted stock, restricted stock and restricted stock units (including time-lapse restricted stock units, EPS performance restricted stock units, total shareholder return (TSR) performance restricted stock units, strategic performance restricted stock units and special performance restricted stock units). In 2015, we issued time-lapse restricted stock units, EPS performance restricted stock units, TSR performance restricted stock units and special performance restricted stock units. We did not issue strategic performance restricted stock units in 2015. In previous years, we also issued stock options and stock appreciation rights.
Total pre-tax stock-based compensation expense recognized in Earnings from continuing operations was $13 and $21 for the three-month periods ended November 2, 2014, and October 27, 2013, respectively. Tax-related benefits of $5 and $8 were also recognized for the three-month periods ended November 2, 2014, and October 27, 2013, respectively. Cash received from the exercise of stock options was $6 and $4 for the three-month periods ended November 2, 2014, and October 27, 2013, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
The following table summarizes stock option activity as of November 2, 2014:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)
Outstanding at August 3, 2014	408	$28.33
Granted	—	$—
Exercised	(215)	$26.88
Terminated	(3)	$26.36
Outstanding at November 2, 2014	190	$29.95	0.8	$3
Exercisable at November 2, 2014	190	$29.95	0.8	$3
The total intrinsic value of options exercised during the three-month periods ended November 2, 2014, and October 27, 2013, was $4 and $2, respectively. As of January 2009, compensation related to stock options was fully expensed. We measured the fair value of stock options using the Black-Scholes option pricing model.
The following table summarizes time-lapse restricted stock units, EPS performance restricted stock units, strategic performance restricted stock units and special performance restricted stock units as of November 2, 2014:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at August 3, 2014	2,994	$37.69
Granted	1,024	$42.24
Vested	(1,219)	$35.53
Forfeited	(345)	$35.47
Nonvested at November 2, 2014	2,454	$40.98
The fair value of time-lapse restricted stock units, EPS performance restricted stock units, strategic performance restricted stock units and special performance restricted stock units is determined based on the quoted price of our stock at the date of grant. Time-lapse restricted stock units are expensed on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis. EPS performance restricted stock units are expensed on a graded-vesting basis, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis. There were 252 thousand EPS performance target grants outstanding at November 2, 2014 with a weighted-average grant-date fair value of $40.72. Strategic performance restricted stock units are expensed on a straight-line basis over the service period. Awards of the strategic performance restricted stock units are earned based upon the achievement of two key metrics, net sales and EPS growth, compared to strategic plan objectives during a two-year period for grants in 2013 and during a three-year period for grants in 2014. There were 390 thousand strategic performance target grants outstanding at November 2, 2014 with a grant-date fair value of $41.21. The actual number of EPS performance restricted stock units and strategic performance restricted stock units issued at the vesting date could range from either 0% or 100% and 0% to 200%, respectively, of the initial grant, depending on actual performance achieved. Expense is estimated based on the number of awards expected to vest.
In 2015, we issued special performance restricted stock units for which vesting is contingent upon meeting various financial goals and performance milestones to support innovation and growth initiatives. These awards vest over a period of 2 years and are included in the table above. The actual number of special performance awards issued at the vesting date could range from 0%

to 150%. There were 184 thousand special performance restricted stock units outstanding at November 2, 2014 with a grant-date fair value of $42.22.
As of November 2, 2014, total remaining unearned compensation related to nonvested time-lapse restricted stock units, EPS performance restricted stock units, strategic performance restricted stock units and special performance restricted stock units was $63, which will be amortized over the weighted-average remaining service period of 1.8 years. The fair value of restricted stock units vested during the three-month periods ended November 2, 2014, and October 27, 2013, was $52 and $103, respectively. The weighted-average grant-date fair value of the restricted stock units granted during three-month period ended October 27, 2013 was $39.72.
The following table summarizes TSR performance restricted stock units as of November 2, 2014:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at August 3, 2014	861	$38.15
Granted	874	$43.39
Vested	—	$—
Forfeited	(16)	$38.49
Nonvested at November 2, 2014	1,719	$40.81
We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation. Assumptions used in the Monte Carlo simulation were as follows:

	2015	2014
Risk-free interest rate	0.97%	0.60%
Expected dividend yield	2.91%	2.98%
Expected volatility	16.20%	15.76%
Expected term	3 years	3 years
Compensation expense is recognized on a straight-line basis over the service period. As of November 2, 2014, total remaining unearned compensation related to TSR performance restricted stock units was $44, which will be amortized over the weighted-average remaining service period of 2.5 years. There were no restricted stock units granted during 2012. The grant-date fair value of the TSR performance restricted stock units granted during 2014 was $36.26.
The excess tax benefits on the exercise of stock options and vested restricted stock presented as cash flows from financing activities for the three-month periods ended November 2, 2014 and October 27, 2013 were $5 and $10, respectively.

16.	Inventories

	November 2, 2014	August 3, 2014
Raw materials, containers and supplies	$453	$399
Finished products	652	617
Total inventories	$1,105	$1,016

17.	Supplemental Cash Flow Information
Other cash used in operating activities for the three-month periods was comprised of the following:

	November 2, 2014	October 27, 2013
Benefit related payments	$(9)	$(11)
Other	—	(1)
Total	$(9)	$(12)

18.	Voluntary Product Recall
On November 8, 2013, we voluntarily recalled a range of Plum products packaged in resealable pouches after discovering a manufacturing defect that may cause spoilage in some pouches. In the three-month period ended October 27, 2013, we recognized costs of $16 ($11 after tax or $.03 per share) associated with the recall, including estimates for customer returns and consumer rebates, costs associated with returned product and the disposal and write-off of inventory.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
Description of the Company
We are a manufacturer and marketer of high-quality, branded convenience food products. We report the results of our operations in the following reportable segments: U.S. Simple Meals; Global Baking and Snacking; International Simple Meals and Beverages; U.S. Beverages; and Bolthouse and Foodservice.
On August 8, 2013, we completed the acquisition of Kelsen. The final all-cash purchase price was $331 million. See Note 3 to the Consolidated Financial Statements for additional information.
On October 28, 2013, subsequent to the end of the first quarter of 2014, we completed the sale of our European simple meals business to Soppa Investments S.à r.l., an affiliate of CVC Capital Partners. The all-cash preliminary sale price was €400 million, or $548 million, and was subject to certain post-closing adjustments, which resulted in a $14 million reduction of proceeds. We have reflected the results of the European simple meals business as discontinued operations in the Consolidated Statements of Earnings. See Note 4 to the Consolidated Financial Statements for additional information.
Executive Summary
This Executive Summary provides significant highlights from the discussion and analysis that follows.

•
Net sales increased 4% to $2.255 billion, driven by favorable volume and mix, partly offset by increased promotional spending and the impact of currency. Net sales benefited from movements in retailer inventory levels due to a strong seasonal sell-in and the later timing of this quarter end relative to the Thanksgiving holiday.

•
Gross profit, as a percent of sales, decreased to 34.7% from 35.9% a year ago. The decrease was primarily due to cost inflation, increased supply chain costs and higher promotional spending, partly offset by productivity improvements, the benefit from lapping costs included in the prior year related to the recall of certain Plum products and favorable mix.

•	Marketing and selling expenses decreased 5% to $247 million primarily due to lower advertising and consumer promotion expenses compared to last year's elevated levels.

•
Administrative expenses decreased 9% to $135 million from $148 million a year ago. The decline was primarily due to lower long-term incentive compensation costs and cost savings from restructuring initiatives.

•
Earnings per share from continuing operations were $0.74 in the current quarter, compared to $0.57 a year ago. The prior year included expenses of $.09 per share from items impacting comparability as discussed below.

Earnings from continuing operations attributable to Campbell Soup Company
The following items impacted the comparability of earnings and earnings per share:

•
In 2014, we implemented initiatives to streamline our salaried workforce in North America and our workforce in the Asia Pacific region; restructure manufacturing and streamline operations for our soup and broth business in China; improve supply chain efficiency in Australia; and reduce overhead across the organization. In the first quarter of 2014, we recorded a pre-tax restructuring charge of $20 million ($13 million after tax or $.04 per share) related to the 2014 initiatives;

•
In 2013, we implemented initiatives to improve our U.S. supply chain cost structure and increase asset utilization across our U.S. thermal plant network; expand access to manufacturing and distribution capabilities in Mexico; improve our Pepperidge Farm bakery supply chain cost structure; and reduce overhead in North America. In the first quarter of 2014, we recorded a pre-tax restructuring charge of $1 million and restructuring-related costs of $2 million in Cost of products sold (aggregate impact of $2 million after tax or $.01 per share) related to the 2013 initiatives; and

•
On October 28, 2013, we completed the sale of our simple meals business in Europe. In the first quarter of 2014, we recorded a loss of $9 million ($6 million after tax or $.02 per share) on foreign exchange forward contracts used to hedge the proceeds from the sale of the European simple meals business. The loss was included in Other expenses. In addition, we recorded tax expense of $7 million ($.02 per share) associated with the sale of the business.

The items impacting comparability are summarized below:

	Three Months Ended
	November 2, 2014		October 27, 2013
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations attributable to Campbell Soup Company	$234	$.74	$181	$.57

Restructuring charges and related costs	$—	$—	$(15)	$(.05)
Unrealized loss on foreign exchange forward contracts	—	—	(6)	(.02)
Tax expense associated with sale of business	—	—	(7)	(.02)
Impact of items on earnings from continuing operations	$—	$—	$(28)	$(.09)
Earnings from continuing operations were $234 million ($0.74 per share) in the current year, compared to $181 million ($0.57 per share) in the prior year. After adjusting for items impacting comparability, earnings increased primarily due to higher sales, the benefit of lapping the prior-year Plum recall, a reduction in administrative and marketing expenses and lower interest expense, partly offset by a lower gross margin percentage.
We sold our European simple meals business on October 28, 2013. See "Discontinued Operations" for additional information.
DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Three Months Ended
(Millions)	November 2, 2014	October 27, 2013	% Change
U.S. Simple Meals	$928	$860	8%
Global Baking and Snacking	627	609	3
International Simple Meals and Beverages	189	193	(2)
U.S. Beverages	168	173	(3)
Bolthouse and Foodservice	343	330	4
	$2,255	$2,165	4%
An analysis of percent change of net sales by reportable segment follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Total
Volume and Mix	8%	5%	6%	(2)%	4%	6%
Price and Sales Allowances	—	1	—	1	—	—
Increased Promotional Spending(1)	—	(3)	(1)	(2)	—	(1)
Currency	—	(1)	(5)	—	—	(1)
Net Accounting(2)	—	—	(2)	—	—	—
Acquisitions	—	1	—	—	—	—
	8%	3%	(2)%	(3)%	4%	4%
__________________________________________

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

(2)
Beginning in 2014, revenue in Mexico is presented on a net accounting basis in connection with a new business model under which the cost of certain services provided by suppliers is netted against revenue.

In U.S. Simple Meals, sales increased 8%. U.S. soup sales increased 6% benefiting from movements in retailer inventory levels due to a strong seasonal sell-in and the later timing of this quarter end relative to the Thanksgiving holiday. Further details of U.S. soup include:

•	Sales of Campbell’s condensed soups increased 6%, with gains in both eating and cooking varieties.

•	Sales of ready-to-serve soups were comparable to prior year as lower volume was offset by lower promotional spending as certain activity was shifted to the second quarter this year.

•	Broth sales increased 17%, primarily due to gains in aseptically-packaged broth.
Sales of other simple meals increased 14%, primarily due to growth in Plum, Prego pasta sauces and Campbell's dinner sauces.
In Global Baking and Snacking, sales increased 3%. In Arnott's, sales increased due to volume gains in Australia and Indonesia, partly offset by the impact of currency and higher promotional spending. Pepperidge Farm sales were comparable to the prior year as volume gains were offset by higher promotional spending to remain competitive. Within Pepperidge Farm, sales gains in fresh bakery products and cookies were offset by declines in crackers and frozen products. Sales of Goldfish crackers declined due in part to weakness in the category. The acquisition of Kelsen on August 8, 2013, early in 2014, also contributed to the sales growth.
In International Simple Meals and Beverages, sales decreased 2%. Excluding the impact of currency, sales gains in Canada and in the Asia Pacific region were partly offset by declines in Latin America. Excluding the impact of currency, sales increased in Canada due to innovation and higher levels of promotional activity. Sales declined in Latin America due in part to the impact of presenting revenue on a net basis.
In U.S. Beverages, sales decreased 3%, primarily from sales declines in immediate consumption as we continue to transition to a new distribution network. Declines in V8 V-Fusion beverages and V8 vegetable juice were partly offset by gains in V8 Splash beverages.
In Bolthouse and Foodservice, sales increased 4%. The increase was due to a double-digit increase in Bolthouse premium refrigerated beverages and salad dressings. Sales in North America Foodservice were comparable to the prior year.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $6 million in 2015 from 2014. As a percent of sales, gross profit decreased from 35.9% in 2014 to 34.7% in 2015. The 1.2-percentage-point decrease in gross margin percentage in 2015 was due to the following factors:

Margin Impact
Cost inflation, supply chain costs and other factors	(3.4)%
Higher level of promotional spending	(0.7)
Reduction in restructuring-related costs	0.1
Higher selling prices	0.1
Mix	0.4
Impact of Plum recall / Kelsen purchase accounting in 2014	0.9
Productivity improvements	1.4
(1.2)%

Cost inflation, supply chain costs and other factors had a negative impact of 3.4 percentage points and were the key factors in the decline in gross profit as a percent of sales. Costs were negatively impacted by inflation in ingredients and packaging materials, higher transportation costs and higher manufacturing costs. Recent increases in dairy, beef, aluminum and freight contributed to the cost inflation impact. In North America, we also experienced significant volume demand early in the quarter. As a result, our supply chain costs increased as we ran production in our manufacturing facilities on more weekends, increased our use of co-manufacturers, and incurred higher freight costs on the spot market.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 11.0% in 2015 and 12.1% in 2014. Marketing and selling expenses were $247 million in 2015 compared to $261 million in 2014, a decrease of 5%. The decrease was primarily due to lower advertising and consumer promotion expenses (approximately 4 percentage points) and the impact of currency (approximately 1 percentage point). In 2014, we had higher levels of advertising to support new product launches and Bolthouse products. In the current year, we had lower advertising in U.S. Simple Meals, primarily due to lower advertising production costs, and in U.S. Beverages.
Administrative Expenses
Administrative expenses as a percent of sales were 6.0% in 2015 and 6.8% in 2014. Administrative expenses decreased 9% in 2015 from 2014, primarily due to lower long-term incentive compensation costs (approximately 5 percentage points); cost savings from restructuring initiatives (approximately 3 percentage points); and lower pension and other benefit expenses (approximately 1 percentage point).
Operating Earnings
Segment operating earnings increased 9% in 2015 from 2014.
An analysis of operating earnings by segment follows:

	Three Months Ended
(Millions)	November 2, 2014	October 27, 2013	% Change
U.S. Simple Meals	$242	$211	15%
Global Baking and Snacking	90	78	15
International Simple Meals and Beverages	16	20	(20)
U.S. Beverages	26	24	8
Bolthouse and Foodservice	22	29	(24)
	396	362	9%
Unallocated corporate expenses	(28)	(36)
Restructuring charges(1)	—	(21)
Earnings before interest and taxes	$368	$305
__________________________________________

(1)	See Note 8 to the Consolidated Financial Statements for additional information on restructuring charges.
Earnings from U.S. Simple Meals increased 15%, with 8 points due to the benefit of lapping the Plum recall in the prior year. The remaining increase was due to volume gains, productivity improvements and lower marketing and administrative expenses, partly offset by cost inflation and higher supply chain costs.
Earnings from Global Baking and Snacking increased 15%, with 10 points due to lapping the negative impact of purchase accounting in the prior year in connection with the acquisition of Kelsen. The remaining increase was primarily due to sales volume gains and productivity improvements, partially offset by increased promotional spending.
Earnings from International Simple Meals and Beverages decreased 20%, primarily due to an increase in marketing and administrative expenses and the impact of currency, partly offset by sales volume gains.
Earnings from U.S. Beverages increased 8%, primarily due to a reduction in marketing expenses, partly offset by a lower gross margin percentage and volume declines.
Earnings from Bolthouse and Foodservice decreased 24%, due to a lower gross margin percentage, partly offset by lower administrative expenses and sales volume gains, as well as reduced advertising in Bolthouse.
Unallocated corporate expenses decreased $8 million in 2015. Unallocated corporate expenses in 2014 included a $9 million loss on foreign exchange forward contracts related to the sale of the European simple meals business and restructuring-related costs of $2 million.
Interest Expense
Interest expense decreased to $26 million in 2015 from $31 million in 2014, primarily due to lower levels of debt.
Taxes on Earnings
The effective tax rate was 31.8% in 2015, compared to 34.5% in 2014. In 2014, we recognized tax expense of $7 million associated with the sale of the European simple meals business.
Restructuring Charges
2014 Initiatives
In 2014, we implemented initiatives to reduce overhead across the organization, restructure manufacturing and streamline operations for our soup and broth business in China and improve supply chain efficiency in Australia. Details of the 2014 initiatives include:

•	We streamlined our salaried workforce in North America and our workforce in the Asia Pacific region. Approximately 250 positions were eliminated.

•
Together with our joint venture partner Swire Pacific Limited, we agreed to restructure manufacturing and streamline operations for our soup and broth business in China. As a result, certain assets were impaired, and approximately 100 positions were eliminated.

•
In Australia, we implemented an initiative to improve supply chain efficiency by relocating production from our biscuit plant in Marleston to Huntingwood. The relocation will occur through the second quarter of 2016 and will result in the elimination of approximately 90 positions.

•	We implemented an initiative to reduce overhead across the organization by eliminating approximately 85 positions. The actions will be completed in 2015.
In 2014, we recorded a restructuring charge of $54 million ($33 million after tax or $.10 per share in earnings from continuing operations attributable to Campbell Soup Company) related to the 2014 initiatives. Of the amounts recorded in 2014, $20 million ($13 million after tax or $.04 per share) was recorded in the first quarter. A summary of the pre-tax costs and remaining costs associated with the initiatives is as follows:

(Millions)	Total Program	Recognized as of November 2, 2014	Remaining Costs to be Recognized
Severance pay and benefits	$42	$(41)	$1
Asset impairment	12	(12)	—
Other exit costs	2	(1)	1
Total	$56	$(54)	$2
Of the aggregate $56 million of pre-tax costs, we expect approximately $43 million will be cash expenditures. In addition, we expect to invest approximately $7 million in capital expenditures, primarily to relocate biscuit production and packaging capabilities, of which approximately $2 million has been invested as of November 2, 2014. The remaining aspects of the 2014 initiatives are expected to be completed through 2016. The remaining cash outflows related to these restructuring initiatives are not expected to have a material adverse impact on our liquidity.
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
2013 Initiatives
In 2013, we implemented initiatives to improve supply chain efficiency, expand access to manufacturing and distribution capabilities and reduce costs. Details of the 2013 initiatives include:

•
We implemented initiatives to improve our U.S. supply chain cost structure and increase asset utilization across our U.S. thermal plant network, including closing our thermal plant in Sacramento, California, which produced soups, sauces and beverages. The closure resulted in the elimination of approximately 700 full-time positions and was completed in phases. Most of the positions were eliminated in 2013 and operations ceased in August 2013. We shifted the majority of Sacramento's soup, sauce and beverage production to our thermal plants in Maxton, North Carolina; Napoleon, Ohio; and Paris, Texas. We also closed our spice plant in South Plainfield, New Jersey, which resulted in the elimination of 27 positions. We consolidated spice production at our Milwaukee, Wisconsin, plant in 2013.

•
In Mexico, we entered into commercial arrangements with third-party providers to expand access to manufacturing and distribution capabilities. The third-party providers produce and distribute our beverages, soups, broths and sauces throughout the Mexican market. As a result of these agreements, we closed our plant in Villagrán, Mexico, and eliminated approximately 260 positions in the first quarter of 2014.

•
We implemented an initiative to improve our Pepperidge Farm bakery supply chain cost structure by closing our plant in Aiken, South Carolina. The plant was closed in May 2014. We shifted the majority of Aiken's bread production to our bakery plant in Lakeland, Florida. Approximately 110 positions were eliminated as a result of the plant closure.

•	We streamlined our salaried workforce in U.S. Simple Meals, North America Foodservice and U.S. Beverages by approximately 70 positions. This action was substantially completed in August 2013.
In 2014, we recorded a restructuring charge of $1 million related to the 2013 initiatives. In addition, approximately $3 million of costs related to the 2013 initiatives were recorded in Cost of products sold, representing other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in 2014 was $3 million, or $.01 per share. Of the amounts recorded in 2014, a restructuring charge of $1 million was recorded in the first quarter, and approximately $2 million of costs related to these initiatives were recorded in the first quarter in Cost of products sold, representing other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in the first quarter of 2014 was $2 million, or $.01 per share. In 2013, we recorded a restructuring charge of $51 million. In addition, approximately $91 million of costs related to these initiatives were recorded in 2013 in Cost of products sold, representing accelerated depreciation and other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in 2013 was $90 million, or $.28 per share. A summary of the pre-tax costs and remaining costs associated with the initiatives is as follows:

(Millions)	Total Program	Recognized as of November 2, 2014	Remaining Costs to be Recognized
Severance pay and benefits	$35	$(35)	$—
Accelerated depreciation/asset impairment	99	(99)	—
Other exit costs	14	(12)	2
Total	$148	$(146)	$2
Of the aggregate $148 million of pre-tax costs, approximately $46 million are cash expenditures. In addition, we expect to invest approximately $31 million in capital expenditures, primarily to relocate and refurbish a beverage filling and packaging line, and relocate bread production, of which approximately $28 million has been invested as of November 2, 2014. The remaining aspects of the 2013 initiatives are expected to be completed in 2015. The remaining cash outflows related to these restructuring initiatives are not expected to have a material adverse impact on our liquidity.
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
Discontinued Operations
On October 28, 2013, subsequent to the end of the first quarter of 2014, we completed the sale of our European simple meals business to Soppa Investments S.à r.l., an affiliate of CVC Capital Partners. The all-cash preliminary sale price was €400 million, or $548 million, and was subject to certain post-closing adjustments, which resulted in a $14 million reduction of proceeds. We recognized a pre-tax gain of $141 million ($72 million after tax or $.23 per share) in 2014.
We have reflected the results of the European simple meals business as discontinued operations in the Consolidated Statements of Earnings.
Results of discontinued operations were as follows:

Three Months Ended
(Millions)	October 27, 2013
Net sales	$137

Earnings before taxes	$9
Taxes on earnings	(18)
Earnings (loss) from discontinued operations	$(9)
In the first quarter of 2014, earnings before taxes included approximately $6 million of costs associated with the sale of the business. Taxes on earnings included incremental expense of $14 million representing taxes on the difference between the book value and tax basis of the business as a result of a reorganization of the capital and ownership structure that occurred during the first quarter of 2014. See also Note 4 to the Consolidated Financial Statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES
We expect that foreseeable liquidity and capital resource requirements will be met through anticipated cash flows from operations; long-term borrowings; short-term borrowings, including commercial paper; and cash and cash equivalents. We believe that our sources of financing will be adequate to meet our future requirements.
We generated cash from operations of $188 million in 2015, compared to $38 million in 2014. The increase was primarily due to lower working capital requirements, lower pension contributions and reduced payments related to hedging activities, partly offset by lower cash earnings.
Capital expenditures were $62 million in 2015, compared to $52 million in 2014. To date, capital expenditures in 2015 included cracker capacity expansion at Pepperidge Farm (approximately $8 million); a warehouse capacity expansion at Bolthouse Farms (approximately $7 million); biscuit capacity expansion in Indonesia (approximately $4 million); the ongoing initiative to simplify the soup-making process in North America (also known as the soup common platform initiative) (approximately $3 million); and continued enhancement of our corporate headquarters (approximately $3 million). Capital expenditures are expected to total approximately $400 million in 2015.
On August 8, 2013, we completed the acquisition of Kelsen. The final all-cash purchase price was $331 million and was funded through the issuance of commercial paper.
Dividend payments were $101 million in 2015 and $97 million in 2014.
We repurchased approximately 2 million shares at a cost of $73 million in 2015 and approximately 43 thousand shares at a cost of $2 million in 2014. In June 2011, our Board of Directors authorized the purchase of up to $1 billion of our stock. Of the amount spent in 2015, $50 million was used to repurchase shares pursuant to our June 2011 publicly announced share repurchase program. Approximately $700 million remained available to repurchase shares under our June 2011 repurchase program as of November 2, 2014. The program has no expiration date. We also expect to continue our longstanding practice, under separate authorization, of purchasing shares sufficient to offset shares issued under our incentive compensation plans. See “Unregistered Sales of Equity Securities and Use of Proceeds" for more information.
At November 2, 2014, we had $1.828 billion of short-term borrowings due within one year, of which $1.790 billion was comprised of commercial paper borrowings. As of November 2, 2014, we issued $47 million of standby letters of credit. We have a committed revolving credit facility totaling $2.2 billion, which matures in December 2018. This facility remained unused at November 2, 2014, except for $3 million of standby letters of credit that we issued under it. This revolving credit facility supports our commercial paper programs and is available for other general corporate purposes. We may also increase the commitment under the credit facility up to an additional $500 million, upon the agreement of either existing lenders or of additional banks not currently parties to the existing credit agreements.
In September 2014, we filed a registration statement with the Securities and Exchange Commission that registered an indeterminate amount of debt securities. Under the registration statement, we may issue debt securities, depending on market conditions.
We are in compliance with the covenants contained in our revolving credit facilities and debt securities.
SIGNIFICANT ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in the 2014 Annual Report on Form 10-K. The significant accounting estimates are described in Management’s Discussion and Analysis included in the 2014 Annual Report on Form 10‑K.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the Consolidated Financial Statements for information on recent accounting pronouncements.
FORWARD-LOOKING STATEMENTS
This quarterly report contains “forward-looking” statements that reflect our current expectations regarding our future results of operations, economic performance, financial condition and achievements. We try, wherever possible, to identify these forward-looking statements by using words such as “anticipate,” “believe,” “estimate,” “expect,” “will” and similar expressions. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements reflect our current plans and expectations and are based on information currently available to us. They rely on a number of assumptions regarding future events and estimates which could be inaccurate and which are inherently subject to risks and uncertainties.

We wish to caution the reader that the following important factors and those important factors described in our other Securities and Exchange Commission filings, or in our 2014 Annual Report on Form 10-K, could affect our actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, us:

•	the impact of strong competitive response to our efforts to leverage our brand power with product innovation, promotional programs and new advertising;

•	the impact of changes in consumer demand for our products;

•	the risks in the marketplace associated with trade and consumer acceptance of product improvements, shelving initiatives, new products, and pricing and promotional strategies;

•
our ability to achieve sales and earnings guidance, which is based on assumptions about sales volume, product mix, the development and success of new products, the impact of marketing, promotional and pricing actions, product costs and currency;

•	our ability to realize projected cost savings and benefits, including restructuring initiatives;

•	our ability to successfully manage changes to our business processes, including selling, distribution, manufacturing and information management systems;

•	the practices and increased significance of certain of our key customers;

•	the impact of new or changing inventory management practices by our customers;

•	the impact of fluctuations in the supply of and inflation in energy, raw and packaging materials cost;

•	the impact of completing and integrating acquisitions, divestitures and other portfolio changes;

•	the uncertainties of litigation described from time to time in our Securities and Exchange Commission filings;

•	the impact of changes in currency exchange rates, tax rates, interest rates, debt and equity markets, inflation rates, economic conditions and other external factors; and

•	the impact of unforeseen business disruptions in one or more of our markets due to political instability, civil disobedience, armed hostilities, natural disasters or other calamities.
This discussion of uncertainties is by no means exhaustive but is designed to highlight important factors that may impact our outlook. We disclaim any obligation or intent to update forward-looking statements made by us in order to reflect new information, events or circumstances after the date they are made.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For information regarding our exposure to certain market risk, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the 2014 Annual Report on Form 10-K. There have been no significant changes in our portfolio of financial instruments or market risk exposures from the 2014 year-end.
Item 4. Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of November 2, 2014 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

b.	Changes in Internal Controls
During the third quarter of 2014, we amended an existing agreement with a third-party service organization to allow for their provision of additional accounting services, including account reconciliations and cost accounting, for a number of our North American plants and distribution centers. We began transitioning these services in the first quarter of 2015, with the full transition expected to be completed by the end of 2015. The ongoing transition has materially affected our internal control over financial reporting. Except for the foregoing, there were no changes in our internal control over financial reporting that materially affected, or were likely to materially affect, such control over financial reporting during the quarter ended November 2, 2014.

PART II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)		Average Price Paid Per Share (2)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions) (3)
8/4/14 - 8/31/14	—		—		—	$750
9/1/14 - 9/30/14	96,321	(4)	$42.72	(4)	50,782	$748
10/1/14 - 11/2/14	1,619,113	(5)	$42.53	(5)	1,123,113	$700
Total	1,715,434		$42.54		1,173,895	$700
____________________________________

(1)
Includes (i) 516,000 shares repurchased in open-market transactions to offset the dilutive impact to existing shareholders of issuances under stock compensation plans, and (ii) 25,539 shares repurchased in open-market transactions for issuances under stock compensation plans to certain non-U.S. employees.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)
During the first quarter of 2015, we had a publicly announced strategic share repurchase program. Under this program, which was announced on June 23, 2011, our Board of Directors authorized the purchase of up to $1 billion of our stock. The program has no expiration date. We also expect to continue our longstanding practice, under separate authorization, of purchasing shares sufficient to offset shares issued under our incentive compensation plans.

(4)
Includes (i) 20,000 shares repurchased in open-market transactions at an average price of $42.79 to offset the dilutive impact to existing shareholders of issuances under stock compensation plans, and (ii) 25,539 shares repurchased in open-market transactions at an average price of $42.55 for issuances under stock compensation plans to certain non-U.S. employees.

(5)	Includes 496,000 shares repurchased in open-market transactions at an average price of $42.53 to offset the dilutive impact to existing shareholders of issuances under stock compensation plans.

Item 6.	Exhibits

3	Campbell's By-Laws, effective November 19, 2014, were filed with the SEC on a Form 8-K (SEC file number 1-3822) on November 21, 2014, and are incorporated herein by reference.

31(a)	Certification of Denise M. Morrison pursuant to Rule 13a-14(a).

31(b)	Certification of Anthony P. DiSilvestro pursuant to Rule 13a-14(a).

32(a)	Certification of Denise M. Morrison pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of Anthony P. DiSilvestro pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 11, 2014

CAMPBELL SOUP COMPANY

By:	/s/ Anthony P. DiSilvestro
Anthony P. DiSilvestro
Senior Vice President — Chief Financial Officer

By:	/s/ Ellen Oran Kaden
Ellen Oran Kaden
Senior Vice President — Chief Legal and Public Affairs Officer

INDEX TO EXHIBITS

3	Campbell's By-Laws, effective November 19, 2014, were filed with the SEC on a Form 8-K (SEC file number 1-3822) on November 21, 2014, and are incorporated herein by reference.

31(a)	Certification of Denise M. Morrison pursuant to Rule 13a-14(a).

31(b)	Certification of Anthony P. DiSilvestro pursuant to Rule 13a-14(a).

32(a)	Certification of Denise M. Morrison pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of Anthony P. DiSilvestro pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document