Form 10-Q
period 2015-02-01
CAMPBELL SOUP CO
filed 2015-03-11
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
____________________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 1, 2015	Commission File Number 1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.

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

There were 311,790,489 shares of capital stock outstanding as of March 6, 2015.

PART I

Item 1. Financial Information
CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Six Months Ended
	February 1, 2015	January 26, 2014	February 1, 2015	January 26, 2014
Net sales	$2,234	$2,281	$4,489	$4,446
Costs and expenses
Cost of products sold	1,506	1,467	2,978	2,855
Marketing and selling expenses	242	268	489	529
Administrative expenses	140	142	275	290
Research and development expenses	27	27	56	58
Other expenses / (income)	7	3	11	14
Restructuring charges	—	13	—	34
Total costs and expenses	1,922	1,920	3,809	3,780
Earnings before interest and taxes	312	361	680	666
Interest expense	26	29	52	60
Interest income	1	—	2	1
Earnings before taxes	287	332	630	607
Taxes on earnings	80	104	189	199
Earnings from continuing operations	207	228	441	408
Earnings from discontinued operations	—	90	—	81
Net earnings	207	318	441	489
Less: Net earnings (loss) attributable to noncontrolling interests	—	(7)	—	(8)
Net earnings attributable to Campbell Soup Company	$207	$325	$441	$497
Per Share — Basic
Earnings from continuing operations attributable to Campbell Soup Company	$.66	$.75	$1.41	$1.32
Earnings from discontinued operations	—	.29	—	.26
Net earnings attributable to Campbell Soup Company	$.66	$1.04	$1.41	$1.58
Dividends	$.312	$.312	$.624	$.624
Weighted average shares outstanding — basic	313	314	313	314
Per Share — Assuming Dilution
Earnings from continuing operations attributable to Campbell Soup Company	$.66	$.74	$1.40	$1.32
Earnings from discontinued operations	—	.28	—	.26
Net earnings attributable to Campbell Soup Company	$.66	$1.03	$1.40	$1.57
Weighted average shares outstanding — assuming dilution	314	316	314	316
The sum of the individual per share amounts may not add due to rounding.
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(unaudited)
(millions)

	Three Months Ended
	February 1, 2015			January 26, 2014
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$207			$318
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(167)	$1	(166)	$(117)	$1	(116)
Reclassification of currency translation adjustments realized upon disposal of business	—	—	—	(22)	3	(19)
Cash-flow hedges:
Unrealized gains (losses) arising during the period	(32)	13	(19)	4	(1)	3
Reclassification adjustment for (gains) losses included in net earnings	—	—	—	—	—	—
Pension and other postretirement benefits:
Net actuarial gain (loss) arising during the period	13	(5)	8	8	(2)	6
Reclassification of prior service credit included in net earnings	(1)	—	(1)	(1)	—	(1)
Reclassification of net actuarial loss included in net earnings	24	(7)	17	25	(8)	17
Other comprehensive income (loss)	$(163)	$2	(161)	$(103)	$(7)	(110)
Total comprehensive income (loss)			$46			$208
Total comprehensive income (loss) attributable to noncontrolling interests			—			(7)
Total comprehensive income (loss) attributable to Campbell Soup Company			$46			$215

	Six Months Ended
	February 1, 2015			January 26, 2014
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$441			$489
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(250)	$1	(249)	$(69)	$(1)	(70)
Reclassification of currency translation adjustments realized upon disposal of business	—	—	—	(22)	3	(19)
Cash-flow hedges:
Unrealized gains (losses) arising during period	(33)	13	(20)	1	—	1
Reclassification adjustment for (gains) losses included in net earnings	1	—	1	—	—	—
Pension and other postretirement benefits:
Net actuarial gain (loss) arising during the period	17	(6)	11	8	(2)	6
Reclassification of prior service credit included in net earnings	(1)	—	(1)	(1)	—	(1)
Reclassification of net actuarial loss included in net earnings	48	(16)	32	47	(16)	31
Other comprehensive income (loss)	$(218)	$(8)	(226)	$(36)	$(16)	(52)
Total comprehensive income (loss)			$215			$437
Total comprehensive income (loss) attributable to noncontrolling interests			—			(9)
Total comprehensive income (loss) attributable to Campbell Soup Company			$215			$446
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	February 1, 2015	August 3, 2014
Current assets
Cash and cash equivalents	$201	$232
Accounts receivable, net	794	670
Inventories	916	1,016
Other current assets	179	182
Total current assets	2,090	2,100
Plant assets, net of depreciation	2,257	2,318
Goodwill	2,271	2,433
Other intangible assets, net of amortization	1,139	1,175
Other assets	146	87
Total assets	$7,903	$8,113
Current liabilities
Short-term borrowings	$1,640	$1,771
Payable to suppliers and others	510	527
Accrued liabilities	541	553
Dividend payable	100	101
Accrued income taxes	59	37
Total current liabilities	2,850	2,989
Long-term debt	2,253	2,244
Deferred taxes	547	548
Other liabilities	739	729
Total liabilities	6,389	6,510
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	316	330
Earnings retained in the business	2,441	2,198
Capital stock in treasury, at cost	(448)	(356)
Accumulated other comprehensive loss	(795)	(569)
Total Campbell Soup Company shareholders' equity	1,526	1,615
Noncontrolling interests	(12)	(12)
Total equity	1,514	1,603
Total liabilities and equity	$7,903	$8,113
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Six Months Ended
	February 1, 2015	January 26, 2014
Cash flows from operating activities:
Net earnings	$441	$489
Adjustments to reconcile net earnings to operating cash flow
Restructuring charges	—	34
Stock-based compensation	31	37
Depreciation and amortization	149	148
Deferred income taxes	1	13
Gain on sale of business	—	(141)
Other, net	46	44
Changes in working capital
Accounts receivable	(125)	(177)
Inventories	71	65
Prepaid assets	(3)	(17)
Accounts payable and accrued liabilities	(16)	(42)
Pension fund contributions	(2)	(44)
Receipts from (payments of) hedging activities	9	(22)
Other	(18)	(24)
Net cash provided by operating activities	584	363
Cash flows from investing activities:
Purchases of plant assets	(143)	(127)
Sales of plant assets	8	20
Business acquired, net of cash acquired	—	(329)
Sale of business, net of cash divested	—	534
Other, net	(8)	(1)
Net cash provided by (used in) investing activities	(143)	97
Cash flows from financing activities:
Net short-term borrowings (repayments)	171	(4)
Repayments of notes payable	(300)	(300)
Dividends paid	(199)	(195)
Treasury stock purchases	(133)	(76)
Treasury stock issuances	8	7
Excess tax benefits on stock-based compensation	5	10
Contribution from noncontrolling interest	—	5
Net cash used in financing activities	(448)	(553)
Effect of exchange rate changes on cash	(24)	(15)
Net change in cash and cash equivalents	(31)	(108)
Cash and cash equivalents continuing operations — beginning of period	232	333
Cash and cash equivalents discontinued operations — beginning of period	—	68
Cash and cash equivalents discontinued operations — end of period	—	—
Cash and cash equivalents continuing operations — end of period	$201	$293
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at July 28, 2013	323	$12	(11)	$(364)	$362	$1,772	$(565)	$(7)	$1,210
Contribution from noncontrolling interest								5	5
Net earnings (loss)						497		(8)	489
Other comprehensive income (loss)							(51)	(1)	(52)
Dividends ($.624 per share)						(196)			(196)
Treasury stock purchased			(2)	(76)					(76)
Treasury stock issued under management incentive and stock option plans			2	66	(47)				19
Balance at January 26, 2014	323	$12	(11)	$(374)	$315	$2,073	$(616)	$(11)	$1,399
Balance at August 3, 2014	323	$12	(10)	$(356)	$330	$2,198	$(569)	$(12)	$1,603
Net earnings (loss)						441		—	441
Other comprehensive income (loss)							(226)	—	(226)
Dividends ($.624 per share)						(198)			(198)
Treasury stock purchased			(3)	(133)					(133)
Treasury stock issued under management incentive and stock option plans			2	41	(14)				27
Balance at February 1, 2015	323	$12	(11)	$(448)	$316	$2,441	$(795)	$(12)	$1,514
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
In February 2013, the Financial Accounting Standards Board (FASB) issued guidance for the recognition, measurement and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount is fixed. Such obligations may include debt arrangements, legal settlements, and other contractual arrangements. The guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be applied retrospectively to all prior periods presented for applicable obligations that existed as of the beginning of the fiscal year of adoption. We adopted the guidance in the first quarter of 2015. The adoption did not have an impact on our consolidated financial statements.
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
In April 2014, the FASB issued revised guidance that modifies the criteria for determining which disposals can be presented as discontinued operations and requires additional disclosures. The guidance is effective for fiscal years beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted. We will prospectively apply the guidance to applicable transactions.
In May 2014, the FASB issued revised guidance on the recognition of revenue from contracts with customers. The guidance is designed to create greater comparability for financial statement users across industries and jurisdictions. The guidance also requires enhanced disclosures. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The guidance permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

3.	Acquisitions
On August 8, 2013, we completed the acquisition of Kelsen Group A/S (Kelsen). The final all-cash purchase price was $331. Kelsen is a producer of quality baked snacks that are sold in approximately 85 countries around the world. Its primary brands include Kjeldsens and Royal Dansk.
For the three-month period ended January 26, 2014, the Kelsen acquisition contributed $92 to Net sales and $11 to Net earnings. The acquisition also contributed $144 to Net sales and $11 to Net earnings from August 8, 2013 to January 26, 2014.

The following unaudited summary information is presented on a consolidated pro forma basis as if the Kelsen acquisition had occurred on July 30, 2012:

Six Months Ended
January 26, 2014
Net sales	$4,450
Earnings from continuing operations attributable to Campbell Soup Company	$417
Earnings per share from continuing operations attributable to Campbell Soup Company	$1.32
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
We have reflected the results of the European simple meals business as discontinued operations in the Consolidated Statements of Earnings.
Results of discontinued operations were as follows:

	Three Months Ended	Six Months Ended
	January 26, 2014	January 26, 2014
Net sales	$—	$137
Gain on sale of the European simple meals business	$147	$141
Earnings from operations, before taxes	—	14
Earnings before taxes	$147	$155
Taxes on earnings	(57)	(74)
Earnings from discontinued operations	$90	$81

5.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

	Foreign Currency Translation Adjustments(1)	Gains (Losses) on Cash Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at August 3, 2014	$137	$(3)	$(703)	$(569)
Other comprehensive income (loss) before reclassifications	(249)	(20)	11	(258)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	31	32
Net current-period other comprehensive income (loss)	(249)	(19)	42	(226)
Balance at February 1, 2015	$(112)	$(22)	$(661)	$(795)
_____________________________________

(1)	Included a tax expense of $6 as of February 1, 2015 and $7 as of August 3, 2014.

(2)	Included a tax benefit of $14 as of February 1, 2015 and $1 as of August 3, 2014.

(3)	Included a tax benefit of $383 as of February 1, 2015 and $405 as of August 3, 2014.
Amounts related to noncontrolling interests were not material.

The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Six Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	February 1, 2015	January 26, 2014	February 1, 2015	January 26, 2014	Location of (Gain) Loss Recognized in Earnings
(Gains) losses on cash flow hedges:
Foreign exchange forward contracts	$—	$—	$—	$(1)	Cost of products sold
Foreign exchange forward contracts	(1)	(1)	(1)	(1)	Other expenses / (income)
Forward starting interest rate swaps	1	1	2	2	Interest expense
Total before tax	—	—	1	—
Tax expense (benefit)	—	—	—	—
(Gain) loss, net of tax	$—	$—	$1	$—

Pension and postretirement benefit adjustments:
Prior service credit	$(1)	$(1)	$(1)	$(1)	(1)
Net actuarial losses	24	25	48	47	(1)
Total before tax	23	24	47	46
Tax expense (benefit)	(7)	(8)	(16)	(16)
(Gain) loss, net of tax	$16	$16	$31	$30
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

6.	Goodwill and Intangible Assets
The following table shows the changes in the carrying amount of goodwill by business segment:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Total
Balance at August 3, 2014	$450	$918	$115	$112	$838	$2,433
Foreign currency translation adjustments	—	(145)	(17)	—	—	(162)
Balance at February 1, 2015	$450	$773	$98	$112	$838	$2,271

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

Intangible Assets	February 1, 2015	August 3, 2014
Amortizable intangible assets
Customer relationships	$174	$178
Technology	40	40
Other	35	35
Total gross amortizable intangible assets	$249	$253
Accumulated amortization	(43)	(35)
Total net amortizable intangible assets	$206	$218
Non-amortizable intangible assets
Trademarks	933	957
Total net intangible assets	$1,139	$1,175
Non-amortizable intangible assets consist of trademarks, which include Bolthouse Farms, Pace, Plum Organics, Kjeldsens and Royal Dansk. Other amortizable intangible assets consist of recipes, patents, trademarks and distributor relationships.
Amortization of intangible assets of continuing operations was $9 for the six-month periods ended February 1, 2015 and January 26, 2014. Amortization expense for the next 5 years is estimated to be $17 in each of the fiscal periods 2015 through 2017, and $13 in 2018 and 2019. Asset useful lives range from 5 to 20 years.

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

	Three Months Ended		Six Months Ended
	February 1, 2015	January 26, 2014	February 1, 2015	January 26, 2014
Net sales
U.S. Simple Meals	$867	$894	$1,795	$1,754
Global Baking and Snacking	640	639	1,267	1,248
International Simple Meals and Beverages	194	213	383	406
U.S. Beverages	169	176	337	349
Bolthouse and Foodservice	364	359	707	689
Total	$2,234	$2,281	$4,489	$4,446

	Three Months Ended		Six Months Ended
	February 1, 2015	January 26, 2014	February 1, 2015	January 26, 2014
Earnings before interest and taxes
U.S. Simple Meals	$170	$214	$412	$425
Global Baking and Snacking	107	88	197	166
International Simple Meals and Beverages	26	38	42	58
U.S. Beverages	20	31	46	55
Bolthouse and Foodservice	26	36	48	65
Corporate(1)	(37)	(33)	(65)	(69)
Restructuring charges(2)	—	(13)	—	(34)
Total	$312	$361	$680	$666
_______________________________________

(1)
Represents unallocated corporate expenses. Restructuring-related costs of $2 and a loss of $9 on foreign exchange forward contracts related to the sale of the European simple meals business were included in the six-month period ended January 26, 2014.

(2)	See Note 8 for additional information.
Our global net sales based on product categories are as follows:

	Three Months Ended		Six Months Ended
	February 1, 2015	January 26, 2014	February 1, 2015	January 26, 2014
Net sales
Simple Meals	$1,290	$1,329	$2,601	$2,563
Baked Snacks	669	670	1,332	1,315
Beverages	275	282	556	568
Total	$2,234	$2,281	$4,489	$4,446
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

•
In Australia, we implemented an initiative to improve supply chain efficiency by relocating production from our biscuit plant in Marleston to Huntingwood. The relocation will continue through the second quarter of 2016 and will result in the elimination of approximately 90 positions.

•	We implemented an initiative to reduce overhead across the organization by eliminating approximately 85 positions. The actions will be completed in 2015.
In 2014, we recorded a restructuring charge of $54 ($33 after tax or $.10 per share in earnings from continuing operations attributable to Campbell Soup Company) related to the 2014 initiatives. Of the amounts recorded in 2014, $33 ($18 after tax or $.06 per share in earnings from continuing operations attributable to Campbell Soup Company) was recorded in the six-month period ended January 26, 2014. A summary of the pre-tax costs and remaining costs associated with the 2014 initiatives is as follows:

	Total Program	Recognized as of February 1, 2015	Remaining Costs to be Recognized
Severance pay and benefits	$42	$(41)	$1
Asset impairment	12	(12)	—
Other exit costs	2	(1)	1
Total	$56	$(54)	$2
Of the aggregate $56 of pre-tax costs, approximately $43 represent cash expenditures. In addition, we expect to invest approximately $6 in capital expenditures, primarily to relocate biscuit production and packaging capabilities, of which approximately $1 has been invested as of February 1, 2015. We expect the remaining aspects of the 2014 initiatives to be completed through 2016.
A summary of the restructuring activity and related reserves associated with the 2014 initiatives at February 1, 2015 is as follows:

		Six Months Ended February 1, 2015
	Accrued Balance at August 3, 2014	Charges	Cash Payments	Foreign Currency Translation Adjustment	Accrued Balance at February 1, 2015
Severance pay and benefits	$28	$—	$(13)	$(2)	$13
A summary of restructuring charges incurred to date associated with segments is as follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Corporate	Total
Severance pay and benefits	$7	$23	$6	$2	$2	$1	$41
Asset impairment	1	—	11	—	—	—	12
Other exit costs	—	—	1	—	—	—	1
	$8	$23	$18	$2	$2	$1	$54
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
2013 Initiatives
In 2013, we implemented initiatives to improve supply chain efficiency, expand access to manufacturing and distribution capabilities and reduce costs. Details of the 2013 initiatives include:

•
We implemented initiatives to improve our U.S. supply chain cost structure and increase asset utilization across our U.S. thermal plant network, including closing our Sacramento, California, thermal plant, which produced soups, sauces and beverages. The closure resulted in the elimination of approximately 700 full-time positions and was completed in phases. Most of the positions were eliminated in 2013 and operations ceased in August 2013. We shifted the majority of

Sacramento's soup, sauce and beverage production to our thermal plants in Maxton, North Carolina; Napoleon, Ohio; and Paris, Texas. We also closed our South Plainfield, New Jersey, spice plant, which resulted in the elimination of 27 positions. We consolidated spice production at our Milwaukee, Wisconsin, plant in 2013.

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
In 2014, we recorded a restructuring charge of $1 related to the 2013 initiatives. In addition, approximately $3 of costs related to the 2013 initiatives were recorded in Cost of products sold, representing other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in 2014 was $3, or $.01 per share. Of the amounts recorded in 2014, a restructuring charge of $1 was recorded in the six-month period ended January 26, 2014, and approximately $2 of costs related to these initiatives were recorded in Cost of products sold, representing other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in the six-month period ended January 26, 2014 was $2, or $.01 per share. In 2013, we recorded a restructuring charge of $51. In addition, approximately $91 of costs related to these initiatives were recorded in 2013 in Cost of products sold, representing accelerated depreciation and other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in 2013 was $90, or $.28 per share. A summary of the pre-tax costs and remaining costs associated with the 2013 initiatives is as follows:

	Total Program	Recognized as of February 1, 2015	Remaining Costs to be Recognized
Severance pay and benefits	$35	$(35)	$—
Accelerated depreciation/asset impairment	99	(99)	—
Other exit costs	14	(12)	2
Total	$148	$(146)	$2
Of the aggregate $148 of pre-tax costs, approximately $46 represent cash expenditures. In addition, we expect to invest approximately $31 in capital expenditures, primarily to relocate and refurbish a beverage filling and packaging line, and relocate bread production, of which approximately $29 has been invested as of February 1, 2015. We expect the remaining aspects of the 2013 initiatives to be completed in 2015.
A summary of the restructuring activity and related reserves associated with the 2013 initiatives at February 1, 2015 is as follows:

		Six Months Ended February 1, 2015
	Accrued Balance at August 3, 2014	Charges	Cash Payments	Accrued Balance at February 1, 2015
Severance pay and benefits	$3	$—	$(2)	$1
A summary of restructuring charges and related costs incurred to date associated with segments is as follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Total
Severance pay and benefits	$19	$2	$5	$7	$2	$35
Accelerated depreciation/asset impairment	64	10	3	22	—	99
Other exit costs	7	2	1	2	—	12
	$90	$14	$9	$31	$2	$146
We expect to recognize additional pre-tax costs of approximately $2 in the Global Baking and Snacking segment. Segment operating results do not include restructuring charges as segment performance is evaluated excluding such charges.

9.	Earnings per Share
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. There were no antidilutive stock options for the three-month and six-month periods ended February 1, 2015 and January 26, 2014.

10.	Noncontrolling Interests
We own a 60% controlling interest in a joint venture formed with Swire Pacific Limited to support the development of our soup and broth business in China. The joint venture began operations on January 31, 2011. In the three-month period ended January 26, 2014, together with our joint venture partner, we agreed to restructure manufacturing and streamline operations for our soup and broth business in China. The after-tax restructuring charge attributable to the noncontrolling interest was $5. See also Note 8.
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

11.	Pension and Postretirement Benefits
We sponsor certain defined benefit pension plans and postretirement benefit plans for employees. Components of benefit expense were as follows:

	Three Months Ended				Six Months Ended
	Pension		Postretirement		Pension		Postretirement
	February 1, 2015	January 26, 2014	February 1, 2015	January 26, 2014	February 1, 2015	January 26, 2014	February 1, 2015	January 26, 2014
Service cost	$7	$10	$1	$—	$14	$21	$1	$1
Interest cost	26	29	4	5	53	58	8	9
Expected return on plan assets	(43)	(44)	—	—	(87)	(89)	—	—
Amortization of prior service credit	—	—	(1)	(1)	—	—	(1)	(1)
Recognized net actuarial loss	21	19	3	4	42	38	6	7
Net periodic benefit expense	$11	$14	$7	$8	$22	$28	$14	$16
No contributions are expected to be made to U.S. pension plans in 2015. Contributions to non-U.S. pension plans during the six-month period ended February 1, 2015 were $2. Contributions to non-U.S. pension plans during the remainder of the year are expected to be approximately $2.

12.	Financial Instruments
The principal market risks to which we are exposed are changes in foreign currency exchange rates, interest rates, and commodity prices. In addition, we are exposed to equity price changes related to certain deferred compensation obligations. In order to manage these exposures, we follow established risk management policies and procedures, including the use of derivative contracts such as swaps, options, forwards and commodity futures. These derivative contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions independent of those exposures. We do not enter into derivative contracts for speculative purposes and do not use leveraged instruments. Our derivative programs include instruments that qualify and others that do not qualify for hedge accounting treatment.
Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We do not have credit-risk-related contingent features in our derivative instruments as of February 1, 2015. During 2014, our largest customer accounted for approximately 19% of consolidated net sales. We closely monitor credit risk associated with counterparties and customers.

Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk related to our international operations, including non-functional currency intercompany debt and net investments in subsidiaries. We are also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. Principal currencies hedged include the Canadian dollar, Australian dollar and U.S. dollar. We utilize foreign exchange forward purchase and sale contracts, as well as cross-currency swaps, to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. To hedge currency exposures related to intercompany debt, foreign exchange forward purchase and sale contracts, as well as cross-currency swap contracts, are entered into for periods consistent with the underlying debt. As of February 1, 2015, cross-currency swap contracts mature between 6 and 30 months. The notional amount of foreign exchange forward and cross-currency swap contracts accounted for as cash-flow hedges was $45 at February 1, 2015 and $58 at August 3, 2014. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings on the same line item and the same period in which the underlying hedged transaction affects earnings. The notional amount of foreign exchange forward and cross-currency swap contracts that are not designated as accounting hedges was $419 and $561 at February 1, 2015 and August 3, 2014, respectively.
Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. We manage our exposure to interest rate volatility on future debt issuances by entering into forward starting interest rate swaps to lock in the rate on the interest payments related to anticipated debt issuances. These pay fixed rate/receive variable rate forward starting interest rate swaps are accounted for as cash-flow hedges. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings over the life of the debt. The notional amount of outstanding forward starting interest rate swaps totaled $550 at February 1, 2015, of which $250 relates to an anticipated issuance in 2015 and $300 relates to an anticipated issuance in 2018. The notional amount of outstanding forward starting interest rate swaps totaled $250 at August 3, 2014.
Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of diesel fuel, wheat, soybean oil, natural gas, aluminum, dairy, cocoa and corn, which impact the cost of raw materials. Commodity futures, options, and swap contracts are either accounted for as cash-flow hedges or are not designated as accounting hedges. We hedge a portion of commodity requirements for periods typically up to 18 months. There were no commodity contracts accounted for as cash-flow hedges as of February 1, 2015 or August 3, 2014. The notional amount of commodity contracts not designated as accounting hedges was $101 at February 1, 2015 and $146 at August 3, 2014.
Equity Price Risk
We enter into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of our capital stock, the total return of the Vanguard Institutional Index, and the total return of the Vanguard Total International Stock Index. Under these contracts,we pay variable interest rates and receive from the counterparty either the total return on our capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index; or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index. These contracts were not designated as hedges for accounting purposes and are entered into for periods typically not exceeding 12 months. The notional amounts of the contracts were $56 as of February 1, 2015 and August 3, 2014.

The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of February 1, 2015 and August 3, 2014:

	Balance Sheet Classification	February 1, 2015	August 3, 2014
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$3	$1
Forward starting interest rate swaps	Other current assets	—	11
Total derivatives designated as hedges		$3	$12
Derivatives not designated as hedges:
Commodity derivative contracts	Other current assets	$—	$2
Cross-currency swap contracts	Other current assets	4	—
Deferred compensation derivative contracts	Other current assets	1	—
Foreign exchange forward contracts	Other current assets	10	1
Cross-currency swap contracts	Other assets	36	—
Total derivatives not designated as hedges		$51	$3
Total asset derivatives		$54	$15

	Balance Sheet Classification	February 1, 2015	August 3, 2014
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$—	$1
Forward starting interest rate swaps	Accrued liabilities	15	—
Forward starting interest rate swaps	Other liabilities	23	—
Total derivatives designated as hedges		$38	$1
Derivatives not designated as hedges:
Commodity derivative contracts	Accrued liabilities	$20	$10
Cross-currency swap contracts	Accrued liabilities	—	1
Deferred compensation derivative contracts	Accrued liabilities	1	3
Foreign exchange forward contracts	Accrued liabilities	2	2
Commodity derivative contracts	Other liabilities	—	1
Cross-currency swap contracts	Other liabilities	—	5
Total derivatives not designated as hedges		$23	$22
Total liability derivatives		$61	$23
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of February 1, 2015 and August 3, 2014 would be adjusted as detailed in the following table:

	February 1, 2015			August 3, 2014
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$54	$(40)	$14	$15	$(4)	$11

Total liability derivatives	$61	$(40)	$21	$23	$(4)	$19

We do not offset fair value amounts recognized for exchange-traded commodity derivative instruments and cash margin accounts executed with the same counterparty that are subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of open positions. At February 1, 2015 and August 3, 2014, a cash margin account balance of $24 and $14, respectively, was included in Other current assets in the Consolidated Balance Sheets.
The following tables show the effect of our derivative instruments designated as cash-flow hedges for the three- and six-month periods ended February 1, 2015, and January 26, 2014, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-Flow Hedge OCI Activity
Derivatives Designated as Cash-Flow Hedges		February 1, 2015	January 26, 2014
Three Months Ended
OCI derivative gain (loss) at beginning of quarter		$(4)	$5
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		10	2
Forward starting interest rate swaps		(42)	2
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Other expenses / (income)	(1)	(1)
Forward starting interest rate swaps	Interest expense	1	1
OCI derivative gain (loss) at end of quarter		$(36)	$9

Six Months Ended
OCI derivative gain (loss) at beginning of year		$(4)	$8
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		13	3
Forward starting interest rate swaps		(46)	(2)
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	—	(1)
Foreign exchange forward contracts	Other expenses / (income)	(1)	(1)
Forward starting interest rate swaps	Interest expense	2	2
OCI derivative gain (loss) at end of quarter		$(36)	$9
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a gain of $7. The ineffective portion and amount excluded from effectiveness testing were not material.
The following table shows the effect of our derivative instruments designated as fair-value hedges in the Consolidated Statements of Earnings:

		Amount of Gain (Loss) Recognized in Earnings on Derivatives		Amount of Gain (Loss) Recognized in Earnings on Hedged Item
Derivatives Designated as Fair-Value Hedges	Location of Gain (Loss) Recognized in Earnings	February 1, 2015	January 26, 2014	February 1, 2015	January 26, 2014
Three Months Ended
Interest rate swaps	Interest expense	$—	$—	$—	$—

Six Months Ended
Interest rate swaps	Interest expense	$—	$(1)	$—	$1

The following table shows the effects of our derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
Derivatives not Designated as Hedges	Location of Gain (Loss) Recognized in Earnings	Three Months Ended		Six Months Ended
		February 1, 2015	January 26, 2014	February 1, 2015	January 26, 2014
Foreign exchange forward contracts	Cost of products sold	$(1)	$3	$—	$5
Foreign exchange forward contracts	Other expenses/income	—	2	—	(12)
Commodity derivative contracts	Cost of products sold	(13)	2	(18)	—
Cross-currency swap contracts	Other expenses/income	38	24	52	21
Deferred compensation derivative contracts	Administrative expenses	1	—	3	(1)
Total		$25	$31	$37	$13

13.	Fair Value Measurements
Financial assets and liabilities are categorized based on the following fair value hierarchy:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs, which are based on our estimates of assumptions that market participants would use in pricing the asset or liability.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our financial assets and liabilities that are measured at fair value on a recurring basis as of February 1, 2015, and August 3, 2014, consistent with the fair value hierarchy:

	Fair Value as of February 1, 2015	Fair Value Measurements at February 1, 2015 Using Fair Value Hierarchy			Fair Value as of August 3, 2014	Fair Value Measurements at August 3, 2014 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Forward starting interest rate swaps(1)	$—	$—	$—	$—	$11	$—	$11	$—
Foreign exchange forward contracts(2)	13	—	13	—	2	—	2	—
Commodity derivative contracts(3)	—	—	—	—	2	1	1	—
Cross-currency swap contracts(4)	40	—	40	—	—	—	—	—
Deferred compensation derivative contracts(5)	1	—	1	—	—	—	—	—
Total assets at fair value	$54	$—	$54	$—	$15	$1	$14	$—

	Fair Value as of February 1, 2015	Fair Value Measurements at February 1, 2015 Using Fair Value Hierarchy			Fair Value as of August 3, 2014	Fair Value Measurements at August 3, 2014 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Forward starting interest rate swaps(1)	$38	$—	$38	$—	$—	$—	$—	$—
Foreign exchange forward contracts(2)	2	—	2	—	3	—	3	—
Commodity derivative contracts(3)	20	20	—	—	11	11	—	—
Cross-currency swap contracts(4)	—	—	—	—	6	—	6	—
Deferred compensation derivative contracts(5)	1	—	1	—	3	—	3	—
Deferred compensation obligation(6)	131	131	—	—	123	123	—	—
Total liabilities at fair value	$192	$151	$41	$—	$146	$134	$12	$—
___________________________________

(1)	Based on LIBOR swap rates.

(2)	Based on observable market transactions of spot currency rates and forward rates.

(3)	Based on quoted futures exchanges and on observable prices of futures and options transactions in the marketplace.

(4)	Based on observable local benchmarks for currency and interest rates.

(5)	Based on LIBOR and equity index swap rates.

(6)	Based on the fair value of the participants’ investments.

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, excluding the current portion of long-term debt, approximate fair value.
Cash equivalents of $42 at February 1, 2015 and $46 at August 3, 2014 represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of long-term debt, including the current portion of long-term debt in Short-term borrowings, was $2,397 at February 1, 2015 and $2,647 at August 3, 2014. The carrying value was $2,263 at February 1, 2015 and $2,544 at August 3, 2014. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.

14.	Share Repurchases
In June 2011, our Board of Directors authorized the purchase of up to $1,000 of our stock. This program has no expiration date. In addition to this publicly announced program, we also repurchase shares to offset the impact of dilution from shares issued under our stock compensation plans.
During the six-month period ended February 1, 2015, we repurchased 3 million shares at a cost of $133. Of this amount, $100 was used to repurchase shares pursuant to our June 2011 publicly announced share repurchase program. Approximately $650 remained available under this program as of February 1, 2015. During the six-month period ended January 26, 2014, we repurchased 2 million shares at a cost of $76 to offset the impact of dilution from shares issued under our stock compensation plans.

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
Total pre-tax stock-based compensation expense recognized in Earnings from continuing operations was $18 and $15 for the three-month periods ended February 1, 2015, and January 26, 2014, respectively. Tax-related benefits of $6 were also recognized for the three-month periods ended February 1, 2015, and January 26, 2014. Total pre-tax stock-based compensation expense recognized in Earnings from continuing operations was $31 and $36 for the six-month periods ended February 1, 2015, and January 26, 2014, respectively. The pre-tax stock-based compensation expense recognized in Earnings from discontinued operations was $1 for the six-month period ended January 26, 2014. Tax-related benefits of $11 and $14 were also recognized for the six-month periods ended February 1, 2015, and January 26, 2014, respectively. Cash received from the exercise of stock options was $8 and $7 for the six-month periods ended February 1, 2015, and January 26, 2014, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
The following table summarizes stock option activity as of February 1, 2015:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)
Outstanding at August 3, 2014	408	$28.33
Granted	—	$—
Exercised	(300)	$27.78
Terminated	(3)	$26.36
Outstanding at February 1, 2015	105	$29.91	0.9	$2
Exercisable at February 1, 2015	105	$29.91	0.9	$2
The total intrinsic value of options exercised during the six-month periods ended February 1, 2015, and January 26, 2014, was $5 and $4, respectively. As of January 2009, compensation related to stock options was fully expensed. We measured the fair value of stock options using the Black-Scholes option pricing model.
The following table summarizes time-lapse restricted stock units, EPS performance restricted stock units, strategic performance restricted stock units and special performance restricted stock units as of February 1, 2015:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at August 3, 2014	2,994	$37.69
Granted	1,059	$42.35
Vested	(1,245)	$35.56
Forfeited	(384)	$36.10
Nonvested at February 1, 2015	2,424	$41.08
The fair value of time-lapse restricted stock units, EPS performance restricted stock units, strategic performance restricted stock units and special performance restricted stock units is determined based on the quoted price of our stock at the date of grant. Time-lapse restricted stock units are expensed on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis. EPS performance restricted stock units are expensed on a graded-vesting basis, except for awards issued to retirement-eligible participants, which are expensed on an accelerated basis. There were 252 thousand EPS performance target grants outstanding at February 1, 2015 with a weighted-average grant-date fair value of $40.72. Strategic performance restricted stock units are expensed on a straight-line basis over the service period. Awards of the strategic performance restricted stock units are earned based upon the achievement of two key metrics, net sales and EPS growth, compared to strategic plan objectives during a two-year period for grants in 2013 and during a three-year period for grants in 2014. There were 384 thousand strategic performance target grants outstanding at February 1, 2015 with a grant-date fair value of $41.21. The actual number of EPS performance restricted stock units and strategic performance restricted stock units issued at the vesting date could range from either 0% or 100% and 0% to 200%, respectively, of the initial grant, depending on actual performance achieved. Expense is estimated based on the number of awards expected to vest.

In 2015, we issued special performance restricted stock units for which vesting is contingent upon meeting various financial goals and performance milestones to support innovation and growth initiatives. These awards vest over a period of 2 years and are included in the table above. The actual number of special performance awards issued at the vesting date could range from 0% to 150%. There were 184 thousand special performance restricted stock units outstanding at February 1, 2015 with a grant-date fair value of $42.22.
As of February 1, 2015, total remaining unearned compensation related to nonvested time-lapse restricted stock units, EPS performance restricted stock units, strategic performance restricted stock units and special performance restricted stock units was $50, which will be amortized over the weighted-average remaining service period of 1.7 years. The fair value of restricted stock units vested during the six-month periods ended February 1, 2015, and January 26, 2014, was $53 and $104, respectively. The weighted-average grant-date fair value of the restricted stock units granted during the six-month period ended January 26, 2014 was $39.76.
The following table summarizes TSR performance restricted stock units as of February 1, 2015:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at August 3, 2014	861	$38.15
Granted	874	$43.39
Vested	—	$—
Forfeited	(41)	$40.02
Nonvested at February 1, 2015	1,694	$40.81
We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation. Assumptions used in the Monte Carlo simulation were as follows:

	2015	2014
Risk-free interest rate	0.97%	0.60%
Expected dividend yield	2.91%	2.98%
Expected volatility	16.20%	15.76%
Expected term	3 years	3 years
Compensation expense is recognized on a straight-line basis over the service period. As of February 1, 2015, total remaining unearned compensation related to TSR performance restricted stock units was $39, which will be amortized over the weighted-average remaining service period of 2.3 years. There were no restricted stock units granted during 2012. The grant-date fair value of the TSR performance restricted stock units granted during 2014 was $36.26.
The excess tax benefits on the exercise of stock options and vested restricted stock presented as cash flows from financing activities for the six-month periods ended February 1, 2015, and January 26, 2014 were $5 and $10, respectively.

16.	Inventories

	February 1, 2015	August 3, 2014
Raw materials, containers and supplies	$410	$399
Finished products	506	617
Total inventories	$916	$1,016

17.	Supplemental Cash Flow Information
Other cash used in operating activities for the six-month periods was comprised of the following:

	February 1, 2015	January 26, 2014
Benefit related payments	$(16)	$(21)
Other	(2)	(3)
Total	$(18)	$(24)

18.	Voluntary Product Recall
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
On January 29, 2015, we announced plans to implement a new enterprise design focused mainly on product categories. Under the new design, our businesses will be organized in the following three new divisions: Americas Simple Meals and Beverages, Global Biscuits and Snacks, and Packaged Fresh. We also announced the presidents leading these new divisions, effective February 1, 2015. In the coming months, specific plans for the new organizational design will be developed.
We are also pursuing initiatives to reduce our costs and to streamline our organizational structure. We do not expect significant savings from these initiatives in 2015.
Executive Summary
This Executive Summary provides significant highlights from the discussion and analysis that follows.

•	Net sales decreased 2% in the current quarter to $2.234 billion, due to the impact of currency.

•
Gross profit, as a percent of sales, decreased to 32.6% from 35.7% in the year-ago quarter. The decrease in gross margin was due to cost inflation, higher supply chain costs and higher promotional spending, partly offset by productivity improvements.

•	Marketing and selling expenses decreased 10% to $242 million in the current quarter, primarily due to lower advertising and consumer promotion expenses.

•
The effective tax rate decreased to 27.9% in the current quarter from 31.3% in the year-ago quarter, primarily due to the favorable resolution of an intercompany pricing agreement between the U.S. and Canada.

•
Earnings per share from continuing operations were $.66 for the current quarter compared to $.74 in the year-ago quarter. The year-ago quarter included expenses of $.02 per share from items impacting comparability as discussed below.

Earnings from continuing operations attributable to Campbell Soup Company
The following items impacted the comparability of earnings and earnings per share:

•
In 2014, we implemented initiatives to streamline our salaried workforce in North America and our workforce in the Asia Pacific region; restructure manufacturing and streamline operations for our soup and broth business in China; improve supply chain efficiency in Australia; and reduce overhead across the organization. In the second quarter of 2014, we recorded a pre-tax restructuring charge of $13 million ($5 million after tax or $.02 per share) related to the 2014 initiatives. The year-to-date 2014 impact was $33 million ($18 million after tax or $.06 per share) related to the 2014 initiatives;

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

The items impacting comparability are summarized below:

	Three Months Ended
	February 1, 2015		January 26, 2014
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations attributable to Campbell Soup Company	$207	$.66	$235	$.74

Restructuring charges and related costs	$—	$—	$(5)	$(.02)
	Six Months Ended
	February 1, 2015		January 26, 2014
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations attributable to Campbell Soup Company	$441	$1.40	$416	$1.32

Restructuring charges and related costs	$—	$—	$(20)	$(.06)
Loss on foreign exchange forward contracts	—	—	(6)	(.02)
Tax expense associated with sale of business	—	—	(7)	(.02)
Impact of items on earnings from continuing operations	$—	$—	$(33)	$(.10)
Earnings from continuing operations were $207 million ($.66 per share) in the current quarter, compared to $235 million ($.74 per share) in the year-ago quarter. After adjusting for items impacting comparability, earnings decreased primarily due to a lower gross margin percentage and the impact of currency translation, partially offset by lower marketing expenses and a lower effective tax rate.
Earnings from continuing operations were $441 million ($1.40 per share) in the six-month period ended February 1, 2015, compared to $416 million ($1.32 per share) in the year-ago period. After adjusting for items impacting comparability, earnings decreased primarily due to a lower gross margin percentage and the impact of currency translation, partially offset by an increase in sales, lower marketing expenses, a lower effective tax rate and lower interest expense.
We sold our European simple meals business on October 28, 2013. See "Discontinued Operations" for additional information.
SECOND-QUARTER DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Three Months Ended
(Millions)	February 1, 2015	January 26, 2014	% Change
U.S. Simple Meals	$867	$894	(3)%
Global Baking and Snacking	640	639	—
International Simple Meals and Beverages	194	213	(9)
U.S. Beverages	169	176	(4)
Bolthouse and Foodservice	364	359	1
	$2,234	$2,281	(2)%

An analysis of percent change of net sales by reportable segment follows:

	U.S. Simple Meals	Global Baking and Snacking (2)	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Total
Volume and Mix	(2)%	4%	—%	(2)%	2%	1%
Price and Sales Allowances	—	2	—	1	—	1
Increased Promotional Spending(1)	(1)	(2)	(2)	(3)	—	(2)
Currency	—	(3)	(7)	—	(1)	(2)
	(3)%	—%	(9)%	(4)%	1%	(2)%
__________________________________________

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

(2)	Sum of the individual amounts does not add due to rounding.
In U.S. Simple Meals, sales decreased 3%. Following a strong first quarter, U.S. soup sales decreased 6%, primarily due to movements in retailer inventory levels. The first quarter benefited from a strong seasonal sell-in and later timing of the quarter end relative to the Thanksgiving holiday. Further details of U.S. soup include:

•	Sales of Campbell’s condensed soups decreased 11%, with declines in both eating and cooking varieties.

•	Sales of ready-to-serve soups were comparable to prior year.

•	Broth sales decreased 4%, primarily due to declines in canned broth, partially offset by gains in aseptically-packaged broth.
Sales of other simple meals increased 6%, driven by growth in Plum, Prego pasta sauces and Campbell's dinner sauces.
In Global Baking and Snacking, sales were comparable to the prior year. Sales of Pepperidge Farm products increased as volume gains were partly offset by higher promotional spending to remain competitive. Within Pepperidge Farm, sales gains in crackers, fresh bakery products and cookies were partly offset by sales declines in frozen products and stuffing. Sales of Arnott's products increased as volume gains in Indonesia and Australia, as well as higher selling prices, were partly offset by the impact of currency and higher promotional spending. Kelsen sales decreased primarily due to the timing of the quarter in relation to the Chinese New Year.
In International Simple Meals and Beverages, sales decreased 9%, primarily due to the impact of currency. Excluding the impact of currency, sales declined in Latin America and the Asia Pacific region while sales in Canada were comparable to the prior year.
In U.S. Beverages, sales decreased 4%, primarily due to declines in V8 V-Fusion beverages, partly offset by gains in V8 Splash beverages. Promotional spending increased due in part to new product introduction costs.
In Bolthouse and Foodservice, sales increased 1%. The increase was due to gains in Bolthouse premium refrigerated beverages and salad dressings and North America Foodservice, partially offset by declines in Bolthouse carrots, juice concentrate and fiber.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased by $86 million in 2015 from 2014. As a percent of sales, gross profit decreased from 35.7% in 2014 to 32.6% in 2015. The 3.1-percentage-point decrease in gross margin percentage in 2015 was due to the following factors:

Margin Impact
Cost inflation, supply chain costs and other factors	(3.6)%
Higher level of promotional spending	(1.0)
Mix	(0.2)
Higher selling prices	0.4
Productivity improvements	1.3
(3.1)%

Cost inflation, supply chain costs and other factors had a negative impact of 3.6 percentage points and were the key factors in the decline in gross profit as a percent of sales. Costs were negatively impacted by inflation in ingredients and packaging materials, higher manufacturing costs and higher transportation costs. Increases in meats, tomatoes, dairy, steel cans, chocolate and losses on open commodity hedges contributed to cost inflation, which had the largest negative impact. In North America, manufacturing costs were higher due in part to increased use of co-manufacturers to meet demand and an equipment outage in one of our plants. We also incurred higher transportation costs to improve customer service. In addition, the current-year margin reflected the adverse impact of currency movements on input costs in our international businesses.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 10.8% in 2015 and 11.7% in 2014. Marketing and selling expenses were $242 million in 2015 compared to $268 million in 2014, a decrease of 10%. The decrease was primarily due to to lower advertising and consumer promotion expenses (approximately 8 percentage points) and the impact of currency translation (approximately 2 percentage points). In the current year, we had lower advertising expenses primarily in U.S. Simple Meals and Pepperidge Farm.
Administrative Expenses
Administrative expenses as a percent of sales were 6.3% in 2015 and 6.2% in 2014. Administrative expenses decreased 1% in 2015 from 2014, primarily due to lower pension and other benefit expenses (approximately 2 percentage points); cost savings from restructuring initiatives (approximately 1 percentage point) and the impact of currency translation (approximately 1 percentage point), partially offset by higher long-term incentive compensation costs (approximately 4 percentage points).
Operating Earnings
Segment operating earnings decreased 14% in 2015 from 2014.
An analysis of operating earnings by segment follows:

	Three Months Ended
(Millions)	February 1, 2015	January 26, 2014	% Change
U.S. Simple Meals	$170	$214	(21)%
Global Baking and Snacking	107	88	22
International Simple Meals and Beverages	26	38	(32)
U.S. Beverages	20	31	(35)
Bolthouse and Foodservice	26	36	(28)
	349	407	(14)%
Unallocated corporate expenses	(37)	(33)
Restructuring charges(1)	—	(13)
Earnings before interest and taxes	$312	$361
__________________________________________

(1)	See Note 8 to the Consolidated Financial Statements for additional information on restructuring charges.
Earnings from U.S. Simple Meals decreased 21%, primarily due to cost inflation and higher supply chain costs, as well as sales declines, partly offset by productivity improvements and lower marketing expenses.
Earnings from Global Baking and Snacking increased 22%, primarily due to sales volume gains, higher selling prices, lower marketing expenses and productivity improvements, partially offset by increased promotional spending, cost inflation and the impact of currency translation.
Earnings from International Simple Meals and Beverages decreased 32%, primarily due to cost inflation, the adverse impact of currency movements on input costs and the impact of currency translation.
Earnings from U.S. Beverages decreased 35%, primarily due to increased promotional spending, cost inflation and higher supply chain costs, and lower sales volume, partially offset by productivity improvements.
Earnings from Bolthouse and Foodservice decreased 28%, due to a lower gross margin percentage, including the impact of higher carrot costs attributable in part to adverse weather, and higher administrative expenses as the prior year benefited from a reduction in long-term incentive compensation costs.
Interest Expense
Interest expense decreased to $26 million in 2015 from $29 million in 2014, reflecting lower levels of debt.

Taxes on Earnings
The effective tax rate was 27.9% in 2015, compared to 31.3% in 2014. The prior-year quarter included a tax benefit of $3 million on $13 million of restructuring charges. The remaining decrease was primarily due to the favorable resolution of an intercompany pricing agreement between the U.S. and Canada.
SIX-MONTH DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Six Months Ended
(Millions)	February 1, 2015	January 26, 2014	% Change
U.S. Simple Meals	$1,795	$1,754	2%
Global Baking and Snacking	1,267	1,248	2
International Simple Meals and Beverages	383	406	(6)
U.S. Beverages	337	349	(3)
Bolthouse and Foodservice	707	689	3
	$4,489	$4,446	1%
An analysis of percent change of net sales by reportable segment follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Total
Volume and Mix	2%	5%	2%	(2)%	3%	3%
Price and Sales Allowances	—	1	—	1	—	—
Increased Promotional Spending(1)	—	(3)	(1)	(2)	—	(1)
Currency	—	(2)	(6)	—	—	(1)
Net Accounting(2)	—	—	(1)	—	—	—
Acquisitions	—	1	—	—	—	—
	2%	2%	(6)%	(3)%	3%	1%
__________________________________________

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

(2)
Beginning in 2014, revenue in Mexico is presented on a net accounting basis in connection with a new business model under which the cost of certain services provided by the company's suppliers is netted against revenue.

In U.S. Simple Meals, sales increased 2%. U.S. soup sales were comparable to the year-ago period. Further details of U.S. soup include:

•	Sales of Campbell’s condensed soups decreased 3%, with declines in both eating and cooking varieties.

•	Sales of ready-to-serve soups were comparable to the year-ago period as lower volume was offset by lower promotional spending.

•	Broth sales increased 7% due to gains in aseptically-packaged broth, partially offset by declines in canned broth.
Sales of other simple meals increased 10%, primarily due to growth in Plum, Prego pasta sauces and Campbell's dinner sauces.
In Global Baking and Snacking, sales increased 2%. Sales of Arnott's products increased as volume gains in Australia and Indonesia, as well as higher selling prices, were partly offset by the impact of currency and higher promotional spending. Pepperidge Farm sales were comparable to the prior year as volume gains were offset by higher promotional spending to remain competitive. Within Pepperidge Farm, sales gains in fresh bakery products and cookies were offset by declines in frozen products. The acquisition of Kelsen on August 8, 2013, early in 2014, also contributed to the sales growth.
In International Simple Meals and Beverages, sales decreased 6%, primarily due to the impact of currency. Excluding the impact of currency, gains in Canada and the Asia Pacific region were partly offset by declines in Latin America. Excluding the impact of currency, sales increased in Canada due to new product launches and higher levels of promotional activity. Sales declined in Latin America due in part to the impact of presenting revenue on a net basis.

In U.S. Beverages, sales decreased 3%, primarily due to declines in V8 V-Fusion beverages and V8 vegetable juice, partly offset by gains in V8 Splash beverages.
In Bolthouse and Foodservice, sales increased 3% due to an increase in Bolthouse premium refrigerated beverages and salad dressings and in North America Foodservice, partially offset by declines in Bolthouse carrots.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased by $80 million in 2015. As a percent of sales, gross profit decreased from 35.8% in 2014 to 33.7% in 2015. The 2.1-percentage-point decrease in gross margin percentage in 2015 was due to the following factors:

Margin Impact
Cost inflation, supply chain costs and other factors	(3.6)%
Higher level of promotional spending	(0.7)
Mix	0.1
Higher selling prices	0.3
Impact of Plum recall / Kelsen purchase accounting in 2014	0.5
Productivity improvements	1.3
(2.1)%

Cost inflation, supply chain costs and other factors had a negative impact of 3.6 percentage points and were the key factors in the decline in gross profit as a percent of sales. Costs were negatively impacted by inflation in ingredients and packaging materials, higher transportation costs and higher manufacturing costs. Increases in meats, tomatoes, dairy, steel cans, chocolate and losses on open commodity hedges contributed to cost inflation, which had the largest negative impact. In North America, to meet significant volume demand early in the year and to improve customer service, our supply chain costs increased as we incurred higher transportation costs, ran production in our manufacturing facilities on more weekends, and increased our use of co-manufacturers. In addition, the current-year margin reflected the adverse impact of currency movements on input costs in our international businesses.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 10.9% in 2015 and 11.9% in 2014. Marketing and selling expenses were $489 million in 2015, compared to $529 million in 2014, a decrease of 8%. The decrease was primarily due to lower advertising and consumer promotion expenses (approximately 6 percentage points) and the impact of currency translation (approximately 2 percentage points). In the current year, we had lower advertising expenses in U.S. Simple Meals, U.S. Beverages and Pepperidge Farm.
Administrative Expenses
Administrative expenses as a percent of sales were 6.1% in 2015 and 6.5% in 2014. Administrative expenses decreased by 5% in 2015 from 2014, primarily due to cost savings from restructuring initiatives (approximately 2 percentage points); lower pension and other benefit expenses (approximately 1 percentage point); and the impact of currency translation (approximately 1 percentage point).
Operating Earnings
Segment operating earnings decreased 3% in 2015 from 2014.

An analysis of operating earnings by segment follows:

	Six Months Ended
(Millions)	February 1, 2015	January 26, 2014	% Change
U.S. Simple Meals	$412	$425	(3)%
Global Baking and Snacking	197	166	19
International Simple Meals and Beverages	42	58	(28)
U.S. Beverages	46	55	(16)
Bolthouse and Foodservice	48	65	(26)
	745	769	(3)%
Unallocated corporate expenses	(65)	(69)
Restructuring charges(1)	—	(34)
Earnings before interest and taxes	$680	$666
__________________________________________

(1)	See Note 8 to the Consolidated Financial Statements for additional information on restructuring charges.
Earnings from U.S. Simple Meals decreased 3%. The decrease was due to cost inflation and higher supply chain costs, partially offset by productivity improvements, lower marketing and administrative expenses, sales gains and the benefit of lapping the Plum recall in the prior year.
Earnings from Global Baking and Snacking increased 19%, with 5 points due to lapping the negative impact of purchase accounting in the prior year in connection with the acquisition of Kelsen. The remaining increase was primarily due to sales volume gains, productivity improvements, higher selling prices and lower marketing expenses, partially offset by increased promotional spending, cost inflation and the impact of currency translation.
Earnings from International Simple Meals and Beverages decreased 28%, primarily due to cost inflation, the adverse impact of currency movements on input costs, an increase in marketing expenses and the impact of currency translation, partly offset by sales volume gains and productivity improvements.
Earnings from U.S. Beverages decreased 16%, primarily due to a lower gross margin percentage and volume declines, partially offset by a reduction in marketing expenses.
Earnings from Bolthouse and Foodservice decreased 26%, primarily due to a lower gross margin percentage, partly offset by sales volume gains and reduced advertising in Bolthouse. The lower gross margin percentage reflected higher carrot costs due in part to adverse weather.
Unallocated corporate expenses decreased $4 million in 2015. Unallocated corporate expenses in 2014 included a $9 million loss on foreign exchange forward contracts related to the sale of the European simple meals business and restructuring-related costs of $2 million. The current year included higher losses on open commodity hedges, partially offset by lower long-term incentive compensation costs.
Interest Expense
Interest expense decreased to $52 million in 2015 from $60 million in 2014, reflecting lower levels of debt.
Taxes on Earnings
The effective tax rate was 30.0% in 2015, compared to 32.8% in 2014. In 2014, we recognized tax expense of $7 million associated with the sale of the European simple meals business and a tax benefit of $11 million on $36 million of restructuring charges and restructuring-related costs. The remaining decrease was primarily due to the favorable resolution of an intercompany pricing agreement between the U.S. and Canada.
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

•
In Australia, we implemented an initiative to improve supply chain efficiency by relocating production from our biscuit plant in Marleston to Huntingwood. The relocation will continue through the second quarter of 2016 and will result in the elimination of approximately 90 positions.

•	We implemented an initiative to reduce overhead across the organization by eliminating approximately 85 positions. The actions will be completed in 2015.
In 2014, we recorded a restructuring charge of $54 million ($33 million after tax or $.10 per share in earnings from continuing operations attributable to Campbell Soup Company) related to the 2014 initiatives. Of the amounts recorded in 2014, $33 million ($18 million after tax or $.06 per share in earnings from continuing operations attributable to Campbell Soup Company) was recorded in the six-month period ended January 26, 2014.
A summary of the pre-tax costs and remaining costs associated with the 2014 initiatives is as follows:

(Millions)	Total Program	Recognized as of February 1, 2015	Remaining Costs to be Recognized
Severance pay and benefits	$42	$(41)	$1
Asset impairment	12	(12)	—
Other exit costs	2	(1)	1
Total	$56	$(54)	$2
Of the aggregate $56 million of pre-tax costs, approximately $43 million represent cash expenditures. In addition, we expect to invest approximately $6 million in capital expenditures, primarily to relocate biscuit production and packaging capabilities, of which approximately $1 million has been invested as of February 1, 2015. We expect the remaining aspects of the 2014 initiatives to be completed through 2016. The remaining cash outflows related to these restructuring initiatives are not expected to have a material adverse impact on our liquidity.
The 2014 initiatives are expected to generate pre-tax savings of approximately $56 million in 2015, and once fully implemented, annual ongoing savings of approximately $65 million beginning in 2016. In 2014, pre-tax savings were $26 million.
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
2013 Initiatives
In 2013, we implemented initiatives to improve supply chain efficiency, expand access to manufacturing and distribution capabilities and reduce costs. Details of the 2013 initiatives include:

•
We implemented initiatives to improve our U.S. supply chain cost structure and increase asset utilization across our U.S. thermal plant network, including closing our Sacramento, California, thermal plant, which produced soups, sauces and beverages. The closure resulted in the elimination of approximately 700 full-time positions and was completed in phases. Most of the positions were eliminated in 2013 and operations ceased in August 2013. We shifted the majority of Sacramento's soup, sauce and beverage production to our thermal plants in Maxton, North Carolina; Napoleon, Ohio; and Paris, Texas. We also closed our South Plainfield, New Jersey, spice plant, which resulted in the elimination of 27 positions. We consolidated spice production at our Milwaukee, Wisconsin, plant in 2013.

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
In 2014, we recorded a restructuring charge of $1 million related to the 2013 initiatives. In addition, approximately $3 million of costs related to the 2013 initiatives were recorded in Cost of products sold, representing other exit costs. The aggregate after-

tax impact of restructuring charges and related costs recorded in 2014 was $3 million, or $.01 per share. Of the amounts recorded in 2014, a restructuring charge of $1 million was recorded in the six-month period ended January 26, 2014, and approximately $2 million of costs related to these initiatives were recorded in Cost of products sold, representing other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in the six-month period ended January 26, 2014 was $2 million, or $.01 per share. In 2013, we recorded a restructuring charge of $51 million. In addition, approximately $91 million of costs related to these initiatives were recorded in 2013 in Cost of products sold, representing accelerated depreciation and other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in 2013 was $90 million, or $.28 per share.
A summary of the pre-tax costs and remaining costs associated with the 2013 initiatives is as follows:

(Millions)	Total Program	Recognized as of February 1, 2015	Remaining Costs to be Recognized
Severance pay and benefits	$35	$(35)	$—
Accelerated depreciation/asset impairment	99	(99)	—
Other exit costs	14	(12)	2
Total	$148	$(146)	$2
Of the aggregate $148 million of pre-tax costs, approximately $46 million represent cash expenditures. In addition, we expect to invest approximately $31 million in capital expenditures, primarily to relocate and refurbish a beverage filling and packaging line, and relocate bread production, of which approximately $29 million has been invested as of February 1, 2015. We expect the remaining aspects of the 2013 initiatives to be completed in 2015. The remaining cash outflows related to these restructuring initiatives are not expected to have a material adverse impact on our liquidity.
The 2013 initiatives, once fully implemented, are expected to generate annual ongoing pre-tax savings of approximately $40 million beginning in 2015, with 2014 savings of approximately $30 million.
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
Potential Future Initiatives
On January 29, 2015, we announced plans to implement a new enterprise design organized in three new divisions focused mainly on product categories. We are also proceeding with initiatives to reduce costs and to streamline our organizational structure and may take additional restructuring actions in the future as a result.
Discontinued Operations
On October 28, 2013, we completed the sale of our European simple meals business to Soppa Investments S.à r.l., an affiliate of CVC Capital Partners. The all-cash preliminary sale price was €400 million, or $548 million, and was subject to certain post-closing adjustments, which resulted in a $14 million reduction of proceeds. We recognized a pre-tax gain of $141 million ($72 million after tax or $.23 per share) in 2014.
We have reflected the results of the European simple meals business as discontinued operations in the Consolidated Statements of Earnings.
Results of discontinued operations were as follows:

	Three Months Ended	Six Months Ended
(Millions)	January 26, 2014	January 26, 2014
Net sales	$—	$137
Gain on sale of the European simple meals business	$147	$141
Earnings from operations, before taxes	—	14
Earnings before taxes	$147	$155
Taxes on earnings	(57)	(74)
Earnings from discontinued operations	$90	$81
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
We generated cash from operations of $584 million in 2015, compared to $363 million in 2014. The increase was primarily due to taxes paid in 2014 on the divestiture of the European simple meals business, and lower working capital requirements and pension contributions in 2015.
Capital expenditures were $143 million in 2015, compared to $127 million in 2014. To date, capital expenditures in 2015 included a cracker capacity expansion at Pepperidge Farm (approximately $15 million); an ongoing Bolthouse Farms warehouse capacity expansion project (approximately $11 million); the ongoing initiative to simplify the soup-making process in North America (also known as the soup common platform initiative) (approximately $11 million); a Bolthouse Farms beverage and salad dressing capacity expansion project (approximately $7 million); continued enhancement of our corporate headquarters (approximately $7 million); biscuit capacity expansion in Indonesia (approximately $5 million); and aseptic broth capacity (approximately $3 million). We expect capital expenditures to total approximately $400 million in 2015.
On August 8, 2013, we completed the acquisition of Kelsen. The final all-cash purchase price was $331 million, which we funded through the issuance of commercial paper.
Dividend payments were $199 million in 2015 and $195 million in 2014.
We repurchased approximately 3 million shares at a cost of $133 million in 2015 and approximately 2 million shares at a cost of $76 million in 2014. In June 2011, our Board of Directors authorized the purchase of up to $1 billion of our stock. Of the amount spent in 2015, $100 million was used to repurchase shares pursuant to our June 2011 publicly announced share repurchase program. Approximately $650 million remained available to repurchase shares under our June 2011 repurchase program as of February 1, 2015. The program has no expiration date. We also expect to continue our longstanding practice, under separate authorization, of purchasing shares sufficient to offset shares issued under our incentive compensation plans. See “Unregistered Sales of Equity Securities and Use of Proceeds" for more information.
At February 1, 2015, we had $1.64 billion of short-term borrowings due within one year, of which $1.6 billion was comprised of commercial paper borrowings. As of February 1, 2015, we issued $43 million of standby letters of credit. We have a committed revolving credit facility totaling $2.2 billion, which matures in December 2018. This facility remained unused at February 1, 2015, except for $3 million of standby letters of credit that we issued under it. This revolving credit facility supports our commercial paper programs and is available for other general corporate purposes. We may also increase the commitment under the credit facility up to an additional $500 million, upon the agreement of either existing lenders or of additional banks not currently parties to the existing credit agreements.
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

•	our ability to realize projected cost savings and benefits from our efficiency and/or restructuring initiatives;

•
our ability to successfully manage changes to our organizational structure and/or to our business processes, including our selling, distribution, manufacturing and information management systems or processes;

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
Item 4. Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of February 1, 2015 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

b.	Changes in Internal Controls
As previously disclosed, during the third quarter of 2014, we amended an existing agreement with a third-party service organization to allow for their provision of additional accounting services, including account reconciliations and cost accounting, for a number of our North American plants and distribution centers. In the second quarter of 2015, we continued the transition of these services to the third-party service organization, with the full transition expected to be completed by the end of 2015. This ongoing transition continues to materially affect our internal control over financial reporting. Except for the foregoing, there were no changes in our internal control over financial reporting that materially affected, or were likely to materially affect, such control over financial reporting during the quarter ended February 1, 2015.

PART II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)		Average Price Paid Per Share (2)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions) (3)
11/3/14 - 11/30/14	—		—		—	$700
12/1/14 - 12/31/14	780,000	(4)	$43.85	(4)	715,000	$669
1/1/15 - 2/1/15	572,000	(5)	$45.19	(5)	422,000	$650
Total	1,352,000		$44.42		1,137,000	$650
____________________________________

(1)	Includes 215,000 shares repurchased in open-market transactions to offset the dilutive impact to existing shareholders of issuances under stock compensation plans.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)
During the second quarter of 2015, we had a publicly announced strategic share repurchase program. Under this program, which was announced on June 23, 2011, our Board of Directors authorized the purchase of up to $1 billion of our stock. The program has no expiration date. We also expect to continue our longstanding practice, under separate authorization, of purchasing shares sufficient to offset shares issued under our incentive compensation plans.

(4)	Includes 65,000 shares repurchased in open-market transactions at an average price of $43.85 to offset the dilutive impact to existing shareholders of issuances under stock compensation plans.

(5)	Includes 150,000 shares repurchased in open-market transactions at an average price of $45.01 to offset the dilutive impact to existing shareholders of issuances under stock compensation plans.

Item 6.	Exhibits

10(a)*	Letter Agreement, dated July 22, 2014, between the company and Jeff Dunn.

10(b)	2005 Long-Term Incentive Plan Time-Lapsed Restricted Stock Unit Agreement, dated as of August 1, 2014, between the company and Jeff Dunn.

10(c)*	2005 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement, dated as of October 1, 2014, between the company and Jeff Dunn.

10(d)*	2005 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement, dated as of October 1, 2014, between the company and Jeff Dunn.

10(e)	Wm. Bolthouse Farms, Inc. Salaried & Hourly Administrative Performance-Based Incentive Plan.

10(f)	Wm. Bolthouse Farms, Inc. Deferred Compensation Plan, effective as of August 1, 2010.

10(g)
Form of 2005 Long-Term Incentive Plan Time-Lapsed Restricted Stock Unit Agreement, which is applicable to the February 1, 2015 restricted stock unit grants to each of Mark R. Alexander, Luca Mignini and Michael P. Senackerib, was filed with the Commission on a Form 8-K (File number 1-3822) on February 2, 2015, and is incorporated herein by reference.

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
*Portions of this document have been omitted and filed separately with the Commission pursuant to a confidential treatment request under 17 C.F.R. 240.24b-2.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 11, 2015

CAMPBELL SOUP COMPANY

By:	/s/ Anthony P. DiSilvestro
Anthony P. DiSilvestro
Senior Vice President — Chief Financial Officer

By:	/s/ Faith R. Greenfield
Faith R. Greenfield
Vice President — Legal and Acting General Counsel

INDEX TO EXHIBITS

10(a)*	Letter Agreement, dated July 22, 2014, between the company and Jeff Dunn.

10(b)	2005 Long-Term Incentive Plan Time-Lapsed Restricted Stock Unit Agreement, dated as of August 1, 2014, between the company and Jeff Dunn.

10(c)*	2005 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement, dated as of October 1, 2014, between the company and Jeff Dunn.

10(d)*	2005 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement, dated as of October 1, 2014, between the company and Jeff Dunn.

10(e)	Wm. Bolthouse Farms, Inc. Salaried & Hourly Administrative Performance-Based Incentive Plan.

10(f)	Wm. Bolthouse Farms, Inc. Deferred Compensation Plan, effective as of August 1, 2010.

10(g)
Form of 2005 Long-Term Incentive Plan Time-Lapsed Restricted Stock Unit Agreement, which is applicable to the February 1, 2015 restricted stock unit grants to each of Mark R. Alexander, Luca Mignini and Michael P. Senackerib, was filed with the Commission on a Form 8-K (File number 1-3822) on February 2, 2015, and is incorporated herein by reference.

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
*Portions of this document have been omitted and filed separately with the Commission pursuant to a confidential treatment request under 17 C.F.R. 240.24b-2.