Form 10-Q
period 2015-05-03
CAMPBELL SOUP CO
filed 2015-06-11
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
____________________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 3, 2015	Commission File Number 1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.

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

There were 310,520,682 shares of capital stock outstanding as of June 5, 2015.

PART I

Item 1. Financial Information
CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	May 3, 2015	April 27, 2014	May 3, 2015	April 27, 2014
Net sales	$1,900	$1,970	$6,389	$6,416
Costs and expenses
Cost of products sold	1,218	1,294	4,196	4,149
Marketing and selling expenses	213	217	702	746
Administrative expenses	141	134	416	424
Research and development expenses	29	30	85	88
Other expenses / (income)	3	2	14	16
Restructuring charges	9	1	9	35
Total costs and expenses	1,613	1,678	5,422	5,458
Earnings before interest and taxes	287	292	967	958
Interest expense	29	31	81	91
Interest income	1	1	3	2
Earnings before taxes	259	262	889	869
Taxes on earnings	77	79	266	278
Earnings from continuing operations	182	183	623	591
Earnings from discontinued operations	—	—	—	81
Net earnings	182	183	623	672
Less: Net earnings (loss) attributable to noncontrolling interests	—	(1)	—	(9)
Net earnings attributable to Campbell Soup Company	$182	$184	$623	$681
Per Share — Basic
Earnings from continuing operations attributable to Campbell Soup Company	$.59	$.59	$1.99	$1.91
Earnings from discontinued operations	—	—	—	.26
Net earnings attributable to Campbell Soup Company	$.59	$.59	$1.99	$2.17
Dividends	$.312	$.312	$.936	$.936
Weighted average shares outstanding — basic	311	314	313	314
Per Share — Assuming Dilution
Earnings from continuing operations attributable to Campbell Soup Company	$.58	$.58	$1.98	$1.90
Earnings from discontinued operations	—	—	—	.26
Net earnings attributable to Campbell Soup Company	$.58	$.58	$1.98	$2.16
Weighted average shares outstanding — assuming dilution	312	316	314	316
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(unaudited)
(millions)

	Three Months Ended
	May 3, 2015			April 27, 2014
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$182			$183
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$12	$—	12	$68	$—	68
Cash-flow hedges:
Unrealized gains (losses) arising during the period	12	(5)	7	(5)	2	(3)
Reclassification adjustment for (gains) losses included in net earnings	(1)	—	(1)	1	—	1
Pension and other postretirement benefits:
Net actuarial gain (loss) arising during the period	(4)	2	(2)	(1)	—	(1)
Reclassification of prior service credit included in net earnings	(1)	—	(1)	(1)	—	(1)
Reclassification of net actuarial loss included in net earnings	24	(9)	15	40	(14)	26
Other comprehensive income (loss)	$42	$(12)	30	$102	$(12)	90
Total comprehensive income (loss)			$212			$273
Total comprehensive income (loss) attributable to noncontrolling interests			—			—
Total comprehensive income (loss) attributable to Campbell Soup Company			$212			$273

	Nine Months Ended
	May 3, 2015			April 27, 2014
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$623			$672
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(238)	$1	(237)	$(1)	$(1)	(2)
Reclassification of currency translation adjustments realized upon disposal of business	—	—	—	(22)	3	(19)
Cash-flow hedges:
Unrealized gains (losses) arising during period	(21)	8	(13)	(4)	2	(2)
Reclassification adjustment for (gains) losses included in net earnings	—	—	—	1	—	1
Pension and other postretirement benefits:
Net actuarial gain (loss) arising during the period	13	(4)	9	7	(2)	5
Reclassification of prior service credit included in net earnings	(2)	—	(2)	(2)	—	(2)
Reclassification of net actuarial loss included in net earnings	72	(25)	47	87	(30)	57
Other comprehensive income (loss)	$(176)	$(20)	(196)	$66	$(28)	38
Total comprehensive income (loss)			$427			$710
Total comprehensive income (loss) attributable to noncontrolling interests			—			(9)
Total comprehensive income (loss) attributable to Campbell Soup Company			$427			$719
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	May 3, 2015	August 3, 2014
Current assets
Cash and cash equivalents	$230	$232
Accounts receivable, net	641	670
Inventories	876	1,016
Other current assets	155	182
Total current assets	1,902	2,100
Plant assets, net of depreciation	2,292	2,318
Goodwill	2,281	2,433
Other intangible assets, net of amortization	1,133	1,175
Other assets	151	87
Total assets	$7,759	$8,113
Current liabilities
Short-term borrowings	$1,232	$1,771
Payable to suppliers and others	462	527
Accrued liabilities	491	553
Dividend payable	100	101
Accrued income taxes	38	37
Total current liabilities	2,323	2,989
Long-term debt	2,553	2,244
Deferred taxes	573	548
Other liabilities	725	729
Total liabilities	6,174	6,510
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	331	330
Earnings retained in the business	2,526	2,198
Capital stock in treasury, at cost	(507)	(356)
Accumulated other comprehensive loss	(765)	(569)
Total Campbell Soup Company shareholders' equity	1,597	1,615
Noncontrolling interests	(12)	(12)
Total equity	1,585	1,603
Total liabilities and equity	$7,759	$8,113
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Nine Months Ended
	May 3, 2015	April 27, 2014
Cash flows from operating activities:
Net earnings	$623	$672
Adjustments to reconcile net earnings to operating cash flow
Restructuring charges	9	35
Stock-based compensation	46	46
Depreciation and amortization	223	222
Deferred income taxes	12	20
Gain on sale of business	—	(141)
Other, net	69	90
Changes in working capital
Accounts receivable	19	(55)
Inventories	108	104
Prepaid assets	11	(25)
Accounts payable and accrued liabilities	(112)	(110)
Pension fund contributions	(3)	(45)
Receipts from (payments of) hedging activities	11	(6)
Other	(45)	(44)
Net cash provided by operating activities	971	763
Cash flows from investing activities:
Purchases of plant assets	(242)	(198)
Sales of plant assets	9	19
Business acquired, net of cash acquired	—	(329)
Sale of business, net of cash divested	—	520
Other, net	(7)	(1)
Net cash provided by (used in) investing activities	(240)	11
Cash flows from financing activities:
Net short-term repayments	(233)	(303)
Long-term borrowings	300	—
Repayments of notes payable	(300)	(300)
Dividends paid	(297)	(293)
Treasury stock purchases	(192)	(76)
Treasury stock issuances	9	14
Excess tax benefits on stock-based compensation	5	11
Contribution from noncontrolling interest	—	5
Other, net	(3)	—
Net cash used in financing activities	(711)	(942)
Effect of exchange rate changes on cash	(22)	(11)
Net change in cash and cash equivalents	(2)	(179)
Cash and cash equivalents continuing operations — beginning of period	232	333
Cash and cash equivalents discontinued operations — beginning of period	—	68
Cash and cash equivalents discontinued operations — end of period	—	—
Cash and cash equivalents continuing operations — end of period	$230	$222
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at July 28, 2013	323	$12	(11)	$(364)	$362	$1,772	$(565)	$(7)	$1,210
Contribution from noncontrolling interest								5	5
Net earnings (loss)						681		(9)	672
Other comprehensive income (loss)							38	—	38
Dividends ($.936 per share)						(294)			(294)
Treasury stock purchased			(2)	(76)					(76)
Treasury stock issued under management incentive and stock option plans			2	76	(40)				36
Balance at April 27, 2014	323	$12	(11)	$(364)	$322	$2,159	$(527)	$(11)	$1,591
Balance at August 3, 2014	323	$12	(10)	$(356)	$330	$2,198	$(569)	$(12)	$1,603
Net earnings (loss)						623		—	623
Other comprehensive income (loss)							(196)	—	(196)
Dividends ($.936 per share)						(295)			(295)
Treasury stock purchased			(4)	(192)					(192)
Treasury stock issued under management incentive and stock option plans			2	41	1				42
Balance at May 3, 2015	323	$12	(12)	$(507)	$331	$2,526	$(765)	$(12)	$1,585
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(unaudited)
(currency in millions, except per share amounts)

1.	Basis of Presentation and Significant Accounting Policies
In this Form 10-Q, unless otherwise stated, the terms "we," "us" and "our" refer to Campbell Soup Company and its consolidated subsidiaries.
The financial statements reflect all adjustments which are, in our opinion, necessary for a fair presentation of the results of operations, financial position, and cash flows for the indicated periods. The accounting policies we used in preparing these financial statements are substantially consistent with those we applied in our Annual Report on Form 10-K for the year ended August 3, 2014. The results for the period are not necessarily indicative of the results to be expected for other interim periods or the full year. Our fiscal year ends on the Sunday nearest July 31. There were 53 weeks in 2014. There will be 52 weeks in 2015.

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
In May 2014, the FASB issued revised guidance on the recognition of revenue from contracts with customers. The guidance is designed to create greater comparability for financial statement users across industries and jurisdictions. The guidance also requires enhanced disclosures. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. On April 29, 2015, the FASB issued an exposure draft that would delay the effective date of the new revenue guidance by one year. Under the exposure draft, the updated guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Under the exposure draft, entities will be permitted to adopt the new revenue standard early, but not before the original effective date. Comments on the proposal are due by May 29, 2015. The guidance permits the use of either a full retrospective or modified retrospective transition method. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements, as well as which transition method we will use.
In April 2015, the FASB issued guidance that requires debt issuance costs to be presented in the balance sheet as a reduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance must be applied on a retrospective basis and is effective for fiscal years beginning after December 15, 2015, and interim periods within those years. Early adoption is permitted. We do not expect the adoption to have a material impact on the consolidated financial statements.
In April 2015, the FASB issued guidance intended to provide a practical expedient for the measurement date of defined benefit plan assets and obligations. The practical expedient allows employers with fiscal year-end dates that do not fall on a calendar month-end to measure pension and postretirement benefit plan assets and obligations as of the calendar month-end date closest to the fiscal year-end.The guidance is effective for fiscal years beginning on or after December 15, 2015, and interim periods within those years. Early adoption is permitted. We do not expect the adoption to have a material impact on the consolidated financial statements.
In April 2015, the FASB issued guidance to clarify the accounting for fees paid by a customer in a cloud computing arrangement. The guidance is effective for fiscal years beginning on or after December 15, 2015, and interim periods within those years. Early adoption is permitted. Entities should apply the new guidance either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.
In May 2015, the FASB issued guidance that eliminates the requirement to categorize investments measured using the net asset value (NAV) practical expedient in the fair value hierarchy table. Entities will be required to disclose the fair value of investments measured using the NAV practical expedient so that financial statement users can reconcile amounts reported in the fair value hierarchy table to amounts reported on the balance sheet. The new guidance will be applied retrospectively and is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption to have a material impact on the consolidated financial statements.

3.	Acquisitions
On August 8, 2013, we completed the acquisition of Kelsen Group A/S (Kelsen). The final all-cash purchase price was $331. Kelsen is a producer of quality baked snacks that are sold in approximately 85 countries around the world. Its primary brands include Kjeldsens and Royal Dansk.
For the three-month period ended April 27, 2014, the Kelsen acquisition contributed $17 to Net sales and resulted in a Net loss of $4. The acquisition also contributed $161 to Net sales and $7 to Net earnings from August 8, 2013, to April 27, 2014.
The following unaudited summary information is presented on a consolidated pro forma basis as if the Kelsen acquisition had occurred on July 30, 2012:

Nine Months Ended
April 27, 2014
Net sales	$6,420
Earnings from continuing operations attributable to Campbell Soup Company	$601
Earnings per share from continuing operations attributable to Campbell Soup Company	$1.90
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
Results of discontinued operations were as follows:

Nine Months Ended
April 27, 2014
Net sales	$137
Gain on sale of the European simple meals business	$141
Earnings from operations, before taxes	14
Earnings before taxes	$155
Taxes on earnings	(74)
Earnings from discontinued operations	$81

5.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

	Foreign Currency Translation Adjustments(1)	Gains (Losses) on Cash Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at August 3, 2014	$137	$(3)	$(703)	$(569)
Other comprehensive income (loss) before reclassifications	(237)	(13)	9	(241)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	45	45
Net current-period other comprehensive income (loss)	(237)	(13)	54	(196)
Balance at May 3, 2015	$(100)	$(16)	$(649)	$(765)
_____________________________________

(1)	Included a tax expense of $6 as of May 3, 2015, and $7 as of August 3, 2014.

(2)	Included a tax benefit of $9 as of May 3, 2015, and $1 as of August 3, 2014.

(3)	Included a tax benefit of $376 as of May 3, 2015, and $405 as of August 3, 2014.
Amounts related to noncontrolling interests were not material.
The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	May 3, 2015	April 27, 2014	May 3, 2015	April 27, 2014	Location of (Gain) Loss Recognized in Earnings
(Gains) losses on cash flow hedges:
Foreign exchange forward contracts	$(2)	$(1)	$(2)	$(2)	Cost of products sold
Foreign exchange forward contracts	—	1	(1)	—	Other expenses / (income)
Forward starting interest rate swaps	1	1	3	3	Interest expense
Total before tax	(1)	1	—	1
Tax expense (benefit)	—	—	—	—
(Gain) loss, net of tax	$(1)	$1	$—	$1

Pension and postretirement benefit adjustments:
Prior service credit	$(1)	$(1)	$(2)	$(2)	(1)
Net actuarial losses	24	40	72	87	(1)
Total before tax	23	39	70	85
Tax expense (benefit)	(9)	(14)	(25)	(30)
(Gain) loss, net of tax	$14	$25	$45	$55
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

6.	Goodwill and Intangible Assets
The following table shows the changes in the carrying amount of goodwill by business segment:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Total
Balance at August 3, 2014	$450	$918	$115	$112	$838	$2,433
Foreign currency translation adjustments	—	(140)	(12)	—	—	(152)
Balance at May 3, 2015	$450	$778	$103	$112	$838	$2,281

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

Intangible Assets	May 3, 2015	August 3, 2014
Amortizable intangible assets
Customer relationships	$174	$178
Technology	40	40
Other	35	35
Total gross amortizable intangible assets	$249	$253
Accumulated amortization	(48)	(35)
Total net amortizable intangible assets	$201	$218
Non-amortizable intangible assets
Trademarks	932	957
Total net intangible assets	$1,133	$1,175
Non-amortizable intangible assets consist of trademarks, which include Bolthouse Farms, Pace, Plum Organics, Kjeldsens and Royal Dansk. Other amortizable intangible assets consist of recipes, patents, trademarks and distributor relationships.
Amortization of intangible assets of continuing operations was $13 for the nine-month periods ended May 3, 2015, and April 27, 2014. Amortization expense for the next 5 years is estimated to be $17 in each of the fiscal periods 2015 through 2017, and $13 in 2018 and 2019. Asset useful lives range from 5 to 20 years.

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
On January 29, 2015, we announced plans to implement a new enterprise design focused mainly on product categories. Under the new design, our businesses will be organized in the following three new divisions: Americas Simple Meals and Beverages, Global Biscuits and Snacks, and Campbell Fresh (previously known as Packaged Fresh). We are in the process of implementing plans for this new enterprise design. We expect to manage our operations under the new structure beginning in 2016, and will modify segment reporting as appropriate.

	Three Months Ended		Nine Months Ended
	May 3, 2015	April 27, 2014	May 3, 2015	April 27, 2014
Net sales
U.S. Simple Meals	$630	$672	$2,425	$2,426
Global Baking and Snacking	555	564	1,822	1,812
International Simple Meals and Beverages	175	186	558	592
U.S. Beverages	187	190	524	539
Bolthouse and Foodservice	353	358	1,060	1,047
Total	$1,900	$1,970	$6,389	$6,416

	Three Months Ended		Nine Months Ended
	May 3, 2015	April 27, 2014	May 3, 2015	April 27, 2014
Earnings before interest and taxes
U.S. Simple Meals	$147	$175	$559	$600
Global Baking and Snacking	80	68	277	234
International Simple Meals and Beverages	27	27	69	85
U.S. Beverages	34	29	80	84
Bolthouse and Foodservice	31	23	79	88
Corporate(1)	(23)	(29)	(88)	(98)
Restructuring charges(2)	(9)	(1)	(9)	(35)
Total	$287	$292	$967	$958
_______________________________________

(1)
Represents unallocated corporate expenses. Costs of $9 related to the implementation of our new organizational structure and cost reduction initiatives were included in the three- and nine-month periods ended May 3, 2015. See Note 8 for additional information. A pension settlement charge of $18 associated with a U.S. pension plan was included in the three- and nine-month periods ended April 27, 2014. The settlement resulted from the level of lump sum distributions from the plan's assets in 2014, primarily due to the closure of the facility in Sacramento, California. Restructuring-related costs of $2 and a loss of $9 on foreign exchange forward contracts related to the sale of the European simple meals business were included in the nine-month period ended April 27, 2014.

(2)	See Note 8 for additional information.

Our global net sales based on product categories are as follows:

	Three Months Ended		Nine Months Ended
	May 3, 2015	April 27, 2014	May 3, 2015	April 27, 2014
Net sales
Simple Meals	$1,011	$1,063	$3,612	$3,626
Baked Snacks	587	597	1,919	1,912
Beverages	302	310	858	878
Total	$1,900	$1,970	$6,389	$6,416
Simple Meals include condensed and ready-to-serve soups, broths, sauces, carrot products, refrigerated salad dressings and Plum foods and snacks. Baked Snacks include cookies, crackers, biscuits and other baked products.

8.	Restructuring Charges and Cost Savings Initiatives
2015 Initiatives
On January 29, 2015, we announced plans to implement a new enterprise design focused mainly on product categories. Under the new design, our businesses will be organized in the following three new divisions: Americas Simple Meals and Beverages, Global Biscuits and Snacks, and Campbell Fresh. We are in the process of implementing plans for this new enterprise design.
To support our new enterprise design, we are designing and implementing a new Integrated Global Services organization to reduce our costs, improve our capabilities by establishing dedicated centers of excellence, and improve our efficiency. We are still in the process of designing this organization.
We are pursuing additional initiatives to reduce costs and to streamline our organizational structure. In the third quarter of 2015, we commenced a voluntary employee separation program and recorded a restructuring charge of $9 related to the program for severance pay and benefits. The program was available to certain U.S.-based salaried employees nearing retirement who met age, length-of-service and business unit/function criteria. A total of 471 employees elected the program. Most of the electing employees will remain with the company through July 31, 2015, with some remaining with the company beyond July 31.
Finally, we incurred charges of $9 recorded in Administrative expenses related to the implementation of the new organizational structure and cost reduction initiatives.
The aggregate after-tax impact of restructuring charges and implementation costs recorded in 2015 was $11, or $.04 per share. A summary of the pre-tax costs and remaining costs associated with the 2015 initiatives is as follows:

	Total Program	Recognized as of May 3, 2015	Remaining Costs to be Recognized
Severance pay and benefits	$109	$(9)	$100
Implementation costs	22	(9)	13
Total	$131	$(18)	$113
Of the aggregate $131 of pre-tax costs, approximately $124 represents cash expenditures. We expect to incur the majority of these costs in the fourth quarter of 2015.
A summary of the restructuring activity and related reserves associated with the 2015 initiatives at May 3, 2015, is as follows:

		Nine Months Ended May 3, 2015
	Accrued Balance at August 3, 2014	Charges	Cash Payments	Accrued Balance at May 3, 2015
Severance pay and benefits	$—	$2	$—	$2
Non-cash benefits(1)		7
Implementation costs(2)		9
Total charges		$18
_______________________________________

(1)	Represents postretirement and pension curtailment costs. See Note 11.

(2)
Includes other costs recognized as incurred that are not reflected in the restructuring reserve in the Consolidated Balance Sheet. The costs are included in Administrative expenses in the Consolidated Statements of Earnings.

Segment operating results do not include restructuring charges and implementation costs because we evaluate segment performance excluding such charges. A summary of restructuring charges and implementation costs incurred to date associated with segments is as follows:

	U.S. Simple Meals	Global Baking and Snacking	U.S. Beverages	Corporate	Total
Severance pay and benefits	$3	$4	$1	$1	$9
Implementation costs	—	—	—	9	9
	$3	$4	$1	$10	$18
We expect additional pre-tax costs of approximately $113 associated with segments as follows: U.S. Simple Meals - $37; Global Baking and Snacking - $45; U.S. Beverages - $9; Bolthouse and Foodservice - $5; and Corporate - $17.
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
In 2014, we recorded a restructuring charge of $54 ($33 after tax or $.10 per share in earnings from continuing operations attributable to Campbell Soup Company) related to the 2014 initiatives. Of the amounts recorded in 2014, $34 ($19 after tax or $.06 per share in earnings from continuing operations attributable to Campbell Soup Company) was recorded in the nine-month period ended April 27, 2014. A summary of the pre-tax costs and remaining costs associated with the 2014 initiatives is as follows:

	Total Program	Recognized as of May 3, 2015	Remaining Costs to be Recognized
Severance pay and benefits	$42	$(41)	$1
Asset impairment	12	(12)	—
Other exit costs	2	(1)	1
Total	$56	$(54)	$2
Of the aggregate $56 of pre-tax costs, approximately $43 represents cash expenditures. In addition, we expect to invest approximately $6 in capital expenditures, primarily to relocate biscuit production and packaging capabilities, of which we invested approximately $1 as of May 3, 2015. We expect to complete the remaining aspects of the 2014 initiatives through 2016.
A summary of the restructuring activity and related reserves associated with the 2014 initiatives at May 3, 2015, is as follows:

		Nine Months Ended May 3, 2015
	Accrued Balance at August 3, 2014	Charges	Cash Payments	Foreign Currency Translation Adjustment	Accrued Balance at May 3, 2015
Severance pay and benefits	$28	$—	$(15)	$(2)	$11

Segment operating results do not include restructuring charges because we evaluate segment performance excluding such charges. A summary of restructuring charges incurred to date associated with segments is as follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Corporate	Total
Severance pay and benefits	$7	$23	$6	$2	$2	$1	$41
Asset impairment	1	—	11	—	—	—	12
Other exit costs	—	—	1	—	—	—	1
	$8	$23	$18	$2	$2	$1	$54
We expect additional pre-tax costs of approximately $2 associated with segments as follows: U.S. Simple Meals - $1 and Global Baking and Snacking - $1.
2013 Initiatives
In 2013, we implemented initiatives to improve supply chain efficiency, expand access to manufacturing and distribution capabilities and reduce costs. Details of the 2013 initiatives include:

•
We implemented initiatives to improve our U.S. supply chain cost structure and increase asset utilization across our U.S. thermal plant network, including closing our Sacramento, California, thermal plant, which produced soups, sauces and beverages. The closure resulted in the elimination of approximately 700 full-time positions and was completed in phases. Most of the positions were eliminated in 2013, and operations ceased in August 2013. We shifted the majority of Sacramento's soup, sauce and beverage production to our thermal plants in Maxton, North Carolina; Napoleon, Ohio; and Paris, Texas. We also closed our South Plainfield, New Jersey, spice plant, which resulted in the elimination of 27 positions. We consolidated spice production at our Milwaukee, Wisconsin, plant in 2013.

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
In 2014, we recorded a restructuring charge of $1 related to the 2013 initiatives. In addition, we recorded approximately $3 of costs related to the 2013 initiatives in Cost of products sold, representing other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in 2014 was $3, or $.01 per share. Of the amounts recorded in 2014, a restructuring charge of $1 was recorded in the nine-month period ended April 27, 2014, and approximately $2 of costs related to these initiatives were recorded in Cost of products sold, representing other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in the nine-month period ended April 27, 2014, was $2, or $.01 per share. In 2013, we recorded a restructuring charge of $51. In addition, we recorded approximately $91 of costs related to these initiatives in 2013 in Cost of products sold, representing accelerated depreciation and other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in 2013 was $90, or $.28 per share. A summary of the pre-tax costs and remaining costs associated with the 2013 initiatives is as follows:

	Total Program	Recognized as of May 3, 2015	Remaining Costs to be Recognized
Severance pay and benefits	$35	$(35)	$—
Accelerated depreciation/asset impairment	99	(99)	—
Other exit costs	14	(12)	2
Total	$148	$(146)	$2
Of the aggregate $148 of pre-tax costs, approximately $46 represents cash expenditures. In addition, we expect to invest approximately $31 in capital expenditures, primarily to relocate and refurbish a beverage filling and packaging line, and relocate bread production, of which we invested approximately $29 as of May 3, 2015. We expect to complete the remaining aspects of the 2013 initiatives in 2015.

A summary of the restructuring activity and related reserves associated with the 2013 initiatives at May 3, 2015, is as follows:

		Nine Months Ended May 3, 2015
	Accrued Balance at August 3, 2014	Charges	Cash Payments	Accrued Balance at May 3, 2015
Severance pay and benefits	$3	$—	$(2)	$1
Segment operating results do not include restructuring charges and related costs because we evaluate segment performance excluding such charges. A summary of restructuring charges and related costs incurred to date associated with segments is as follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Total
Severance pay and benefits	$19	$2	$5	$7	$2	$35
Accelerated depreciation/asset impairment	64	10	3	22	—	99
Other exit costs	7	2	1	2	—	12
	$90	$14	$9	$31	$2	$146
We expect additional pre-tax costs of approximately $2 associated with the Global Baking and Snacking segment.

9.	Earnings per Share
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. There were no antidilutive stock options for the three-month and nine-month periods ended May 3, 2015, and April 27, 2014.

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

11.	Pension and Postretirement Benefits
We sponsor certain defined benefit pension plans and postretirement benefit plans for employees. Components of benefit expense were as follows:

	Three Months Ended				Nine Months Ended
	Pension		Postretirement		Pension		Postretirement
	May 3, 2015	April 27, 2014	May 3, 2015	April 27, 2014	May 3, 2015	April 27, 2014	May 3, 2015	April 27, 2014
Service cost	$8	$11	$1	$1	$22	$32	$2	$2
Interest cost	26	29	3	4	79	87	11	13
Expected return on plan assets	(43)	(44)	—	—	(130)	(133)	—	—
Amortization of prior service credit	(1)	(1)	—	—	(1)	(1)	(1)	(1)
Recognized net actuarial loss	21	20	3	2	63	58	9	9
Curtailment loss	1	—	6	—	1	—	6	—
Settlement charge	—	18	—	—	—	18	—	—
Net periodic benefit expense	$12	$33	$13	$7	$34	$61	$27	$23
The curtailment loss of $7 was related to a voluntary employee separation program and was included in Restructuring charges. See also Note 8.
The settlement charge of $18 in 2014 was associated with a U.S. pension plan. The settlement resulted from the level of lump sum distributions from the plan's assets in 2014, primarily due to the closure of the facility in Sacramento, California.
No contributions are expected to be made to U.S. pension plans in 2015. Contributions to non-U.S. pension plans during the nine-month period ended May 3, 2015, were $3. We expect contributions to non-U.S. pension plans during the remainder of the year to be approximately $1.

12.	Long-term Debt
In March 2015, we issued $300 of 3.30% notes which mature on March 19, 2025. Interest on the notes is due semi-annually on March 19 and September 19, commencing on September 19, 2015. The notes may be redeemed in whole, or in part, at our option at any time at the applicable redemption price. The notes include a change in control repurchase provision.

13.	Financial Instruments
The principal market risks to which we are exposed are changes in foreign currency exchange rates, interest rates, and commodity prices. In addition, we are exposed to equity price changes related to certain deferred compensation obligations. In order to manage these exposures, we follow established risk management policies and procedures, including the use of derivative contracts such as swaps, options, forwards and commodity futures. We enter into derivative contracts for periods consistent with the related underlying exposures, and the contracts do not constitute positions independent of those exposures. We do not enter into derivative contracts for speculative purposes and do not use leveraged instruments. Our derivative programs include instruments that qualify and others that do not qualify for hedge accounting treatment.
Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We do not have credit-risk-related contingent features in our derivative instruments as of May 3, 2015. During 2014, our largest customer accounted for approximately 19% of consolidated net sales. We closely monitor credit risk associated with counterparties and customers.

Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk related to our international operations, including non-functional currency intercompany debt and net investments in subsidiaries. We are also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. Principal currencies hedged include the Canadian dollar, Australian dollar and U.S. dollar. We utilize foreign exchange forward purchase and sale contracts, as well as cross-currency swaps, to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. To hedge currency exposures related to intercompany debt, we enter into foreign exchange forward purchase and sale contracts, as well as cross-currency swap contracts, for periods consistent with the underlying debt. As of May 3, 2015, cross-currency swap contracts mature between 15 and 27 months. The notional amount of foreign exchange forward and cross-currency swap contracts accounted for as cash-flow hedges was $45 at May 3, 2015, and $58 at August 3, 2014. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings on the same line item and the same period in which the underlying hedged transaction affects earnings. The notional amount of foreign exchange forward and cross-currency swap contracts that are not designated as accounting hedges was $528 and $561 at May 3, 2015, and August 3, 2014, respectively.
Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. We manage our exposure to interest rate volatility on future debt issuances by entering into forward starting interest rate swaps to lock in the rate on the interest payments related to anticipated debt issuances. These pay fixed rate/receive variable rate forward starting interest rate swaps are accounted for as cash-flow hedges. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings over the life of the debt. The notional amount of outstanding forward starting interest rate swaps totaled $300 at May 3, 2015, which relates to an anticipated debt issuance in 2018. The notional amount of outstanding forward starting interest rate swaps totaled $250 at August 3, 2014. We settled forward starting interest rate swaps with a notional value of $250 during 2015 at a loss of $4. The effective portion of the loss was recorded in other comprehensive income (loss) and will be recognized as additional interest expense over the 10-year life of debt issued in March 2015.
Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, diesel fuel, natural gas, aluminum, soybean oil, dairy, cocoa and corn, which impact the cost of raw materials. Commodity futures, options, and swap contracts are either accounted for as cash-flow hedges or are not designated as accounting hedges. We hedge a portion of commodity requirements for periods typically up to 18 months. There were no commodity contracts accounted for as cash-flow hedges as of May 3, 2015, or August 3, 2014. The notional amount of commodity contracts not designated as accounting hedges was $100 at May 3, 2015, and $146 at August 3, 2014.
Equity Price Risk
We enter into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of our capital stock, the total return of the Vanguard Institutional Index, and the total return of the Vanguard Total International Stock Index. Under these contracts, we pay variable interest rates and receive from the counterparty either the total return on our capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index; or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index. These contracts were not designated as hedges for accounting purposes. We enter into these contracts for periods typically not exceeding 12 months. The notional amounts of the contracts as of May 3, 2015, and August 3, 2014, were $48 and $56, respectively.

The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of May 3, 2015, and August 3, 2014:

	Balance Sheet Classification	May 3, 2015	August 3, 2014
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$2	$1
Forward starting interest rate swaps	Other current assets	—	11
Total derivatives designated as hedges		$2	$12
Derivatives not designated as hedges:
Commodity derivative contracts	Other current assets	$2	$2
Foreign exchange forward contracts	Other current assets	3	1
Cross-currency swap contracts	Other assets	23	—
Total derivatives not designated as hedges		$28	$3
Total asset derivatives		$30	$15

	Balance Sheet Classification	May 3, 2015	August 3, 2014
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$1	$1
Forward starting interest rate swaps	Other liabilities	10	—
Total derivatives designated as hedges		$11	$1
Derivatives not designated as hedges:
Commodity derivative contracts	Accrued liabilities	$9	$10
Cross-currency swap contracts	Accrued liabilities	—	1
Deferred compensation derivative contracts	Accrued liabilities	—	3
Foreign exchange forward contracts	Accrued liabilities	7	2
Commodity derivative contracts	Other liabilities	—	1
Cross-currency swap contracts	Other liabilities	—	5
Total derivatives not designated as hedges		$16	$22
Total liability derivatives		$27	$23
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of May 3, 2015, and August 3, 2014, would be adjusted as detailed in the following table:

	May 3, 2015			August 3, 2014
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$30	$(16)	$14	$15	$(4)	$11

Total liability derivatives	$27	$(16)	$11	$23	$(4)	$19
We do not offset fair value amounts recognized for exchange-traded commodity derivative instruments and cash margin accounts executed with the same counterparty that are subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of open positions. At May 3, 2015, and August 3, 2014, a cash margin account balance of $11 and $14, respectively, was included in Other current assets in the Consolidated Balance Sheets.

The following tables show the effect of our derivative instruments designated as cash-flow hedges for the three- and nine-month periods ended May 3, 2015, and April 27, 2014, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-Flow Hedge OCI Activity
Derivatives Designated as Cash-Flow Hedges		May 3, 2015	April 27, 2014
Three Months Ended
OCI derivative gain (loss) at beginning of quarter		$(36)	$9
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		(9)	(1)
Forward starting interest rate swaps		21	(4)
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	(2)	(1)
Foreign exchange forward contracts	Other expenses / (income)	—	1
Forward starting interest rate swaps	Interest expense	1	1
OCI derivative gain (loss) at end of quarter		$(25)	$5

Nine Months Ended
OCI derivative gain (loss) at beginning of year		$(4)	$8
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		4	2
Forward starting interest rate swaps		(25)	(6)
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	(2)	(2)
Foreign exchange forward contracts	Other expenses / (income)	(1)	—
Forward starting interest rate swaps	Interest expense	3	3
OCI derivative gain (loss) at end of quarter		$(25)	$5
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a loss of $4. The ineffective portion and amount excluded from effectiveness testing were not material.
The following table shows the effect of our derivative instruments designated as fair-value hedges in the Consolidated Statements of Earnings:

		Amount of Gain (Loss) Recognized in Earnings on Derivatives		Amount of Gain (Loss) Recognized in Earnings on Hedged Item
Derivatives Designated as Fair-Value Hedges	Location of Gain (Loss) Recognized in Earnings	May 3, 2015	April 27, 2014	May 3, 2015	April 27, 2014
Three Months Ended
Interest rate swaps	Interest expense	$—	$—	$—	$—

Nine Months Ended
Interest rate swaps	Interest expense	$—	$(1)	$—	$1

The following table shows the effects of our derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
Derivatives not Designated as Hedges	Location of Gain (Loss) Recognized in Earnings	Three Months Ended		Nine Months Ended
		May 3, 2015	April 27, 2014	May 3, 2015	April 27, 2014
Foreign exchange forward contracts	Cost of products sold	$2	$(1)	$2	$4
Foreign exchange forward contracts	Other expenses/income	(1)	—	(1)	(12)
Commodity derivative contracts	Cost of products sold	6	11	(12)	11
Cross-currency swap contracts	Other expenses/income	(10)	(11)	42	10
Deferred compensation derivative contracts	Administrative expenses	2	3	5	2
Total		$(1)	$2	$36	$15

14.	Fair Value Measurements
We categorize financial assets and liabilities based on the following fair value hierarchy:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs, which are based on our estimates of assumptions that market participants would use in pricing the asset or liability.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our financial assets and liabilities that are measured at fair value on a recurring basis as of May 3, 2015, and August 3, 2014, consistent with the fair value hierarchy:

	Fair Value as of May 3, 2015	Fair Value Measurements at May 3, 2015 Using Fair Value Hierarchy			Fair Value as of August 3, 2014	Fair Value Measurements at August 3, 2014 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Forward starting interest rate swaps(1)	$—	$—	$—	$—	$11	$—	$11	$—
Foreign exchange forward contracts(2)	5	—	5	—	2	—	2	—
Commodity derivative contracts(3)	2	2	—	—	2	1	1	—
Cross-currency swap contracts(4)	23	—	23	—	—	—	—	—
Total assets at fair value	$30	$2	$28	$—	$15	$1	$14	$—

	Fair Value as of May 3, 2015	Fair Value Measurements at May 3, 2015 Using Fair Value Hierarchy			Fair Value as of August 3, 2014	Fair Value Measurements at August 3, 2014 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Forward starting interest rate swaps(1)	$10	$—	$10	$—	$—	$—	$—	$—
Foreign exchange forward contracts(2)	8	—	8	—	3	—	3	—
Commodity derivative contracts(3)	9	9	—	—	11	11	—	—
Cross-currency swap contracts(4)	—	—	—	—	6	—	6	—
Deferred compensation derivative contracts(5)	—	—	—	—	3	—	3	—
Deferred compensation obligation(6)	118	118	—	—	123	123	—	—
Total liabilities at fair value	$145	$127	$18	$—	$146	$134	$12	$—
___________________________________

(1)	Based on LIBOR swap rates.

(2)	Based on observable market transactions of spot currency rates and forward rates.

(3)	Based on quoted futures exchanges and on observable prices of futures and options transactions in the marketplace.

(4)	Based on observable local benchmarks for currency and interest rates.

(5)	Based on LIBOR and equity index swap rates.

(6)	Based on the fair value of the participants’ investments.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, excluding the current portion of long-term debt, approximate fair value.
Cash equivalents of $36 at May 3, 2015, and $46 at August 3, 2014, represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of long-term debt, including the current portion of long-term debt in Short-term borrowings, was $2,661 at May 3, 2015, and $2,647 at August 3, 2014. The carrying value was $2,562 at May 3, 2015, and $2,544 at August 3, 2014. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.

15.	Share Repurchases
In June 2011, our Board of Directors authorized the purchase of up to $1,000 of our stock. This program has no expiration date. In addition to this publicly announced program, we also repurchase shares to offset the impact of dilution from shares issued under our stock compensation plans.
During the nine-month period ended May 3, 2015, we repurchased 4 million shares at a cost of $192. Of this amount, $150 was used to repurchase shares pursuant to our June 2011 publicly announced share repurchase program. Approximately $600 remained available under this program as of May 3, 2015. During the nine-month period ended April 27, 2014, we repurchased 2 million shares at a cost of $76 to offset the impact of dilution from shares issued under our stock compensation plans.

16.	Stock-based Compensation
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
Total pre-tax stock-based compensation expense recognized in Earnings from continuing operations was $15 and $9 for the three-month periods ended May 3, 2015, and April 27, 2014, respectively. Tax-related benefits of $6 and $3 were also recognized for the three-month periods ended May 3, 2015, and April 27, 2014, respectively. Total pre-tax stock-based compensation expense recognized in Earnings from continuing operations was $46 and $45 for the nine-month periods ended May 3, 2015, and April 27, 2014, respectively. The pre-tax stock-based compensation expense recognized in Earnings from discontinued operations was $1 for the nine-month period ended April 27, 2014. Tax-related benefits of $17 were also recognized for the nine-month periods ended May 3, 2015, and April 27, 2014. Cash received from the exercise of stock options was $9 and $14 for the nine-month periods ended May 3, 2015, and April 27, 2014, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
The following table summarizes stock option activity as of May 3, 2015:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)
Outstanding at August 3, 2014	408	$28.33
Granted	—	$—
Exercised	(310)	$27.85
Terminated	(3)	$26.36
Outstanding at May 3, 2015	95	$29.91	0.7	$1
Exercisable at May 3, 2015	95	$29.91	0.7	$1
The total intrinsic value of options exercised during the nine-month periods ended May 3, 2015, and April 27, 2014, was $5 and $8, respectively. As of January 2009, compensation related to stock options was fully expensed. We measured the fair value of stock options using the Black-Scholes option pricing model.
The following table summarizes time-lapse restricted stock units, EPS performance restricted stock units, strategic performance restricted stock units and special performance restricted stock units as of May 3, 2015:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at August 3, 2014	2,994	$37.69
Granted	1,080	$42.43
Vested	(1,257)	$35.62
Forfeited	(419)	$36.53
Nonvested at May 3, 2015	2,398	$41.11
We determine the fair value of time-lapse restricted stock units, EPS performance restricted stock units, strategic performance restricted stock units and special performance restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. We expense EPS performance restricted stock units on a graded-vesting basis, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. There were 252 thousand EPS performance target grants outstanding at May 3, 2015, with a weighted-average grant-date fair value of $40.72. We expense strategic performance restricted stock units on a straight-line basis over the service period. Awards of the strategic performance restricted stock units are earned based upon the achievement of two key metrics, net sales and EPS growth, compared to strategic plan objectives during a two-year period for grants in 2013 and during a three-year period for grants in 2014. There were 373 thousand strategic performance target grants outstanding at May 3, 2015 with a grant-date fair value of $41.21. The actual number of EPS performance restricted stock units and strategic performance restricted stock units issued at the vesting date could range from either 0% or 100% and 0% to 200%, respectively, of the initial grant, depending on actual performance achieved. We estimate expense based on the number of awards expected to vest.

In 2015, we issued special performance restricted stock units for which vesting is contingent upon meeting various financial goals and performance milestones to support innovation and growth initiatives. These awards vest over a period of 2 years and are included in the table above. The actual number of special performance awards issued at the vesting date could range from 0% to 150%. There were 184 thousand special performance restricted stock units outstanding at May 3, 2015, with a grant-date fair value of $42.22.
As of May 3, 2015, total remaining unearned compensation related to nonvested time-lapse restricted stock units, EPS performance restricted stock units, strategic performance restricted stock units and special performance restricted stock units was $38, which will be amortized over the weighted-average remaining service period of 1.7 years. The fair value of restricted stock units vested during the nine-month periods ended May 3, 2015, and April 27, 2014, was $54 and $105, respectively. The weighted-average grant-date fair value of the restricted stock units granted during the nine-month period ended April 27, 2014, was $39.83.
The following table summarizes TSR performance restricted stock units as of May 3, 2015:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at August 3, 2014	861	$38.15
Granted	874	$43.39
Vested	—	$—
Forfeited	(93)	$40.90
Nonvested at May 3, 2015	1,642	$40.78
We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation. Assumptions used in the Monte Carlo simulation were as follows:

	2015	2014
Risk-free interest rate	0.97%	0.60%
Expected dividend yield	2.91%	2.98%
Expected volatility	16.20%	15.76%
Expected term	3 years	3 years
We recognize compensation expense on a straight-line basis over the service period. As of May 3, 2015, total remaining unearned compensation related to TSR performance restricted stock units was $32, which will be amortized over the weighted-average remaining service period of 2.1 years. There were no restricted stock units granted during 2012. The grant-date fair value of the TSR performance restricted stock units granted during 2014 was $36.26.
The excess tax benefits on the exercise of stock options and vested restricted stock presented as cash flows from financing activities for the nine-month periods ended May 3, 2015, and April 27, 2014, were $5 and $11, respectively.

17.	Inventories

	May 3, 2015	August 3, 2014
Raw materials, containers and supplies	$395	$399
Finished products	481	617
Total inventories	$876	$1,016

18.	Supplemental Cash Flow Information
Other cash used in operating activities for the nine-month periods was comprised of the following:

	May 3, 2015	April 27, 2014
Benefit related payments	$(43)	$(42)
Other	(2)	(2)
Total	$(45)	$(44)

19.	Voluntary Product Recall
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

20.	Subsequent Event
On June 9, 2015, we announced our entry into an agreement to acquire the assets of Garden Fresh Gourmet for approximately $230. Garden Fresh Gourmet is a leading provider of refrigerated salsa in North America, and it also produces hummus, dips and tortilla chips. We plan to fund the acquisition through the issuance of commercial paper. The acquisition is subject to regulatory approvals and customary closing conditions, and the closing is expected to occur in 2015.

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
On January 29, 2015, we announced plans to implement a new enterprise design focused mainly on product categories. Under the new design, our businesses will be organized in the following three new divisions: Americas Simple Meals and Beverages, Global Biscuits and Snacks, and Campbell Fresh (previously known as Packaged Fresh). To support our new enterprise design, we are designing and implementing a new Integrated Global Services organization to reduce our costs, improve our capabilities by establishing dedicated centers of excellence, and improve our efficiency. The new enterprise design and Integrated Global Services organization continue to be developed.
We are also pursuing initiatives to reduce our costs and to streamline our organizational structure. See "Restructuring Charges and Cost Savings Initiatives" for additional information.
Executive Summary
This Executive Summary provides significant highlights from the discussion and analysis that follows.

•	Net sales decreased 4% in the current quarter to $1.9 billion, primarily due to the impact of currency and lower U.S. soup sales.

•
Gross profit, as a percent of sales, increased to 35.9% from 34.3% in the year-ago quarter. The increase was due to productivity improvements, lower promotional spending, a pension settlement charge in the prior year and higher selling prices, partly offset by cost inflation and other supply chain costs.

•
Earnings per share from continuing operations were $.58 for both the current and year-ago quarters. The current and year-ago quarters included expenses of $.04 and $.03 per share, respectively, from items impacting comparability as discussed below. Currency translation had a negative impact of $.02 on earnings per share in the current quarter.

Earnings from continuing operations attributable to Campbell Soup Company
The following items impacted the comparability of earnings and earnings per share:

•
In the third quarter of 2015, we incurred charges associated with our recently-announced initiatives to implement a new enterprise design, to reduce costs and to streamline our organizational structure. We commenced a voluntary employee separation program and recorded a pre-tax restructuring charge of $9 million related to the program for severance pay and benefits. We also incurred a pre-tax charge of $9 million recorded in Administrative expenses related to the implementation of the new organizational structure and cost reduction initiatives (aggregate impact of $11 million after tax or $.04 per share);

•
In 2014, we recognized a pre-tax pension settlement charge in Cost of products sold of $18 million ($11 million after tax or $.03 per share) associated with a U.S. pension plan. The settlement resulted from the level of lump sum distributions from the plan's assets in 2014, primarily due to the closure of the facility in Sacramento, California;

•
In 2014, we implemented initiatives to streamline our salaried workforce in North America and our workforce in the Asia Pacific region; restructure manufacturing and streamline operations for our soup and broth business in China; improve supply chain efficiency in Australia; and reduce overhead across the organization. The year-to-date 2014 impact was $34 million ($19 million after tax or $.06 per share) related to the 2014 initiatives;

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

The items impacting comparability are summarized below:

	Three Months Ended
	May 3, 2015		April 27, 2014
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations attributable to Campbell Soup Company	$182	$.58	$184	$.58

Restructuring charges and implementation costs	$(11)	$(.04)	$—	$—
Pension settlement charge	—	—	(11)	(.03)
Impact of items on earnings from continuing operations	$(11)	$(.04)	$(11)	$(.03)
	Nine Months Ended
	May 3, 2015		April 27, 2014
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations attributable to Campbell Soup Company	$623	$1.98	$600	$1.90

Restructuring charges and related costs/implementation costs	$(11)	$(.04)	$(21)	$(.07)
Pension settlement charge	—	—	(11)	(.03)
Loss on foreign exchange forward contracts	—	—	(6)	(.02)
Tax expense associated with sale of business	—	—	(7)	(.02)
Impact of items on earnings from continuing operations	$(11)	$(.04)	$(45)	$(.14)
Earnings from continuing operations were $182 million ($.58 per share) in the current quarter, compared to $184 million ($.58 per share) in the year-ago quarter. Earnings per share in the current quarter benefited from a reduction in the weighted average diluted shares outstanding, primarily due to share repurchases under our strategic share repurchase program. Currency translation had a negative impact of $.02 on earnings per share in the current quarter.
Earnings from continuing operations were $623 million ($1.98 per share) in the nine-month period ended May 3, 2015, compared to $600 million ($1.90 per share) in the year-ago period. After adjusting for items impacting comparability, earnings decreased primarily due to a lower gross margin percentage and the impact of currency translation, partially offset by an increase in sales on a constant currency basis, lower marketing and selling expenses, lower administrative expenses, a lower effective tax rate and lower interest expense. Currency translation had a negative impact of $.05 on earnings per share in the current year.
We sold our European simple meals business on October 28, 2013. See "Discontinued Operations" for additional information.

THIRD-QUARTER DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Three Months Ended
(Millions)	May 3, 2015	April 27, 2014	% Change
U.S. Simple Meals	$630	$672	(6)%
Global Baking and Snacking	555	564	(2)
International Simple Meals and Beverages	175	186	(6)
U.S. Beverages	187	190	(2)
Bolthouse and Foodservice	353	358	(1)
	$1,900	$1,970	(4)%
An analysis of percent change of net sales by reportable segment follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Total
Volume and Mix	(9)%	1%	5%	(4)%	(3)%	(3)%
Price and Sales Allowances	2	2	1	—	—	1
Decreased Promotional Spending(1)	1	2	—	2	2	1
Currency	—	(7)	(12)	—	—	(3)
	(6)%	(2)%	(6)%	(2)%	(1)%	(4)%
__________________________________________

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.
In U.S. Simple Meals, sales decreased 6%. U.S. soup sales decreased 10%, driven by volume declines, partly offset by lower promotional spending and higher selling prices. The volume declines were primarily due to reductions in retailer inventory levels, which we believe were driven by a reduction in promotional spending compared to the prior year. Further details of U.S. soup include:

•	Sales of Campbell’s condensed soups decreased 4%, with declines in both eating and cooking varieties.

•	Sales of ready-to-serve soups decreased 18%, primarily due to volume declines.

•	Broth sales decreased 13%, primarily due to volume declines.
Sales of other simple meals increased 2%, due to growth in Prego pasta sauces and Plum, partially offset by declines in Pace Mexican sauces.
In Global Baking and Snacking, sales decreased 2%, primarily due to the impact of currency. Excluding the impact of currency, sales of Arnott's products increased due to volume gains in Australia and Indonesia. Sales of Pepperidge Farm products increased as lower promotional spending was partly offset by lower volumes. Within Pepperidge Farm, sales gains in fresh bakery products, and crackers and cookies were partly offset by declines in frozen products. To improve net price realization, promotional spending in Pepperidge Farm was reduced in the current quarter compared to higher levels last year.
In International Simple Meals and Beverages, sales decreased 6%, primarily due to the impact of currency. Excluding the impact of currency, sales gains in the Asia Pacific region and Canada were partly offset by sales declines in Latin America.
In U.S. Beverages, sales decreased 2%, primarily due to declines in V8 V-Fusion beverages, partly offset by gains in V8 Splash beverages.
In Bolthouse and Foodservice, sales decreased 1%, primarily due to declines in Bolthouse carrots, juice concentrate and fiber, partially offset by gains in Bolthouse premium refrigerated beverages and salad dressings. To improve net price realization, promotional spending in Bolthouse premium refrigerated beverages and salad dressings was reduced in the current quarter compared to higher levels last year.

Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $6 million in 2015 from 2014. As a percent of sales, gross profit increased from 34.3% in 2014 to 35.9% in 2015. The 1.6-percentage-point increase in gross margin percentage in 2015 was due to the following factors:

Margin Impact
Productivity improvements	1.8%
Lower level of promotional spending	0.9
Pension settlement charge in 2014(1)	0.9
Higher selling prices	0.7
Mix	(0.3)
Cost inflation, supply chain costs and other factors	(2.4)
1.6%
__________________________________________

(1)	See Note 11 to the Consolidated Financial Statements for additional information on the pension settlement charge.

Our gross margin percentage increased due primarily to productivity improvements and lower levels of promotional spending. However, cost inflation, supply chain costs and other factors had a negative impact of 2.4 percentage points. Costs were negatively impacted by inflation in ingredients and packaging materials and higher manufacturing costs. In addition, the current-year margin reflected the adverse impact of currency movements on input costs in our international businesses.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 11.2% in 2015 and 11.0% in 2014. Marketing and selling expenses were $213 million in 2015 compared to $217 million in 2014, a decrease of 2%. The decrease was primarily due to the impact of currency translation (approximately 3 percentage points); lower marketing overhead expenses (approximately 2 percentage points); and lower selling expenses (approximately 1 percentage point), partly offset by an increase in advertising and consumer promotion expenses (approximately 4 percentage points). Increased levels of advertising expenses in Global Baking and Snacking were partially offset by declines in U.S. Simple Meals and U.S. Beverages.
Administrative Expenses
Administrative expenses as a percent of sales were 7.4% in 2015 and 6.8% in 2014. Administrative expenses increased 5% in 2015 from 2014, primarily due to costs of $9 million related to the implementation of our new organizational structure and cost reduction initiatives (approximately 7 percentage points); and higher long-term incentive compensation costs (approximately 4 percentage points), partially offset by savings from cost reduction and restructuring initiatives (approximately 4 percentage points)and the impact of currency translation (approximately 2 percentage points).
Operating Earnings
Segment operating earnings decreased 1% in 2015 from 2014.
An analysis of operating earnings by segment follows:

	Three Months Ended
(Millions)	May 3, 2015	April 27, 2014	% Change
U.S. Simple Meals	$147	$175	(16)%
Global Baking and Snacking	80	68	18
International Simple Meals and Beverages	27	27	—
U.S. Beverages	34	29	17
Bolthouse and Foodservice	31	23	35
	319	322	(1)%
Unallocated corporate expenses	(23)	(29)
Restructuring charges(1)	(9)	(1)
Earnings before interest and taxes	$287	$292
__________________________________________

(1)	See Note 8 to the Consolidated Financial Statements for additional information on restructuring charges.

Earnings from U.S. Simple Meals decreased 16%, primarily due to sales volume declines and a lower gross margin percentage, partly offset by lower marketing expenses. The lower gross margin percentage reflected the impact of cost inflation and unfavorable product mix.
Earnings from Global Baking and Snacking increased 18%, primarily due to a higher gross margin percentage, sales volume gains and lower administrative expenses, partially offset by higher marketing expenses and the impact of currency translation.
Earnings from International Simple Meals and Beverages were comparable to the prior year as sales volume gains were offset by the impact of currency translation.
Earnings from U.S. Beverages increased 17%, primarily due to lower marketing expenses.
Earnings from Bolthouse and Foodservice increased 35%, due to a higher gross margin percentage in Bolthouse premium refrigerated beverages and salad dressings, reflecting lower promotional spending, as well as productivity improvements.
Unallocated corporate expenses decreased $6 million in 2015. Unallocated corporate expenses in 2014 included a pension settlement charge of $18 million associated with a U.S. pension plan. The settlement resulted from the level of lump sum distributions from the plan's assets in 2014, primarily due to the closure of the facility in Sacramento, California. The current year included costs of $9 million related to the implementation of our new organizational structure and cost reduction initiatives.
Interest Expense
Interest expense decreased to $29 million in 2015 from $31 million in 2014, reflecting lower levels of debt.
Taxes on Earnings
The effective tax rate was 29.7% in 2015, compared to 30.2% in 2014. In 2015, we recognized a tax benefit of $7 million on $18 million of restructuring charges and implementation costs. In 2014, we recognized a tax benefit of $7 million on an $18 million pension settlement charge associated with a U.S. pension plan.
NINE-MONTH DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Nine Months Ended
(Millions)	May 3, 2015	April 27, 2014	% Change
U.S. Simple Meals	$2,425	$2,426	—%
Global Baking and Snacking	1,822	1,812	1
International Simple Meals and Beverages	558	592	(6)
U.S. Beverages	524	539	(3)
Bolthouse and Foodservice	1,060	1,047	1
	$6,389	$6,416	—%
An analysis of percent change of net sales by reportable segment follows:

	U.S. Simple Meals	Global Baking and Snacking(3)	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice(3)	Total(3)
Volume and Mix	—%	4%	3%	(3)%	1%	1%
Price and Sales Allowances	—	1	1	1	—	1
Decreased/(Increased) Promotional Spending(1)	—	(1)	(1)	(1)	1	(1)
Currency	—	(4)	(8)	—	—	(2)
Net Accounting(2)	—	—	(1)	—	—	—
	—%	1%	(6)%	(3)%	1%	—%
__________________________________________

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

(2)
Beginning in 2014, revenue in Mexico is presented on a net accounting basis in connection with a new business model under which the cost of certain services provided by our suppliers is netted against revenue.

(3)	Sum of the individual amounts does not add due to rounding.

In U.S. Simple Meals, sales were comparable to the year-ago period. U.S. soup sales declined 3% compared to the year-ago period, primarily due to reductions in retailer inventory levels. Further details of U.S. soup include:

•	Sales of Campbell’s condensed soups decreased 3%, with declines in both eating and cooking varieties.

•	Sales of ready-to-serve soups decreased 5%, primarily due to lower volume, partially offset by lower promotional spending.

•	Broth sales increased 2% due to gains in aseptically-packaged broth, partially offset by declines in canned broth.
Sales of other simple meals increased 7%, primarily due to growth in Plum and Prego pasta sauces.
In Global Baking and Snacking, sales increased 1%. Pepperidge Farm sales increased as volume gains were partly offset by increased promotional spending to remain competitive. Within Pepperidge Farm, sales gains in fresh bakery products, and cookies and crackers were offset by declines in frozen products. The acquisition of Kelsen on August 8, 2013, early in 2014, also contributed to the sales growth. Sales of Arnott's products decreased due to the impact of currency. Excluding the impact of currency, sales of Arnott's products increased due to volume gains in Australia and Indonesia.
In International Simple Meals and Beverages, sales decreased 6%, primarily due to the impact of currency. Excluding the impact of currency, gains in Canada and the Asia Pacific region were partly offset by declines in Latin America. Excluding the impact of currency, sales increased in Canada due to gains in soup and baked snacks. Sales declined in Latin America due in part to the impact of presenting revenue on a net basis.
In U.S. Beverages, sales decreased 3%, primarily due to declines in V8 V-Fusion beverages and V8 vegetable juice, partly offset by gains in V8 Splash beverages.
In Bolthouse and Foodservice, sales increased 1% due to an increase in Bolthouse premium refrigerated beverages and salad dressings and in North America Foodservice, partially offset by declines in Bolthouse carrots, juice concentrate and fiber.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased by $74 million in 2015. As a percent of sales, gross profit decreased from 35.3% in 2014 to 34.3% in 2015. The 1.0-percentage-point decrease in gross margin percentage in 2015 was due to the following factors:

Margin Impact
Cost inflation, supply chain costs and other factors	(3.1)%
Higher level of promotional spending	(0.3)
Mix	(0.2)
Impact of Plum recall / Kelsen purchase accounting in 2014	0.3
Pension settlement charge in 2014(1)	0.3
Higher selling prices	0.5
Productivity improvements	1.5
(1.0)%
__________________________________________

(1)	See Note 11 to the Consolidated Financial Statements for additional information on the pension settlement charge.

Cost inflation, supply chain costs and other factors had a negative impact of 3.1 percentage points and were the key factors in the decline in gross profit as a percent of sales. Costs were negatively impacted by inflation in ingredients and packaging materials, higher transportation costs and higher manufacturing costs. Increases in meats, tomatoes, dairy, steel cans, chocolate and losses on open commodity hedges contributed to cost inflation, which had the largest negative impact. In North America, to meet significant volume demand early in the year and to improve customer service, our supply chain costs increased as we incurred higher transportation costs, ran production in our manufacturing facilities on more weekends, and increased our use of co-manufacturers. In addition, the current-year margin reflected the adverse impact of currency movements on input costs in our international businesses.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 11.0% in 2015 and 11.6% in 2014. Marketing and selling expenses were $702 million in 2015, compared to $746 million in 2014, a decrease of 6%. The decrease was primarily due to lower advertising and consumer promotion expenses (approximately 3 percentage points) and the impact of currency translation (approximately 2 percentage points). The decline in advertising expenses was primarily in U.S. Simple Meals and U.S. Beverages.

Administrative Expenses
Administrative expenses as a percent of sales were 6.5% in 2015 and 6.6% in 2014. Administrative expenses decreased by 2% in 2015 from 2014, primarily due to savings from cost reduction and restructuring initiatives (approximately 4 percentage points); the impact of currency translation (approximately 1 percentage point); and lower pension and other benefit expenses (approximately 1 percentage point), partially offset by costs of $9 million in 2015 related to the implementation of our new organizational structure and cost reduction initiatives (approximately 2 percentage points); and higher long-term incentive compensation costs (approximately 1 percentage point).
Operating Earnings
Segment operating earnings decreased 2% in 2015 from 2014.
An analysis of operating earnings by segment follows:

	Nine Months Ended
(Millions)	May 3, 2015	April 27, 2014	% Change
U.S. Simple Meals	$559	$600	(7)%
Global Baking and Snacking	277	234	18
International Simple Meals and Beverages	69	85	(19)
U.S. Beverages	80	84	(5)
Bolthouse and Foodservice	79	88	(10)
	1,064	1,091	(2)%
Unallocated corporate expenses	(88)	(98)
Restructuring charges(1)	(9)	(35)
Earnings before interest and taxes	$967	$958
__________________________________________

(1)	See Note 8 to the Consolidated Financial Statements for additional information on restructuring charges.
Earnings from U.S. Simple Meals decreased 7%. The decrease was due to cost inflation and higher supply chain costs, partially offset by productivity improvements, lower marketing expenses and the benefit of lapping the Plum recall in the prior year.
Earnings from Global Baking and Snacking increased 18%, primarily due to productivity improvements, sales volume gains and higher selling prices, partially offset by increased promotional spending and the impact of currency translation.
Earnings from International Simple Meals and Beverages decreased 19%, primarily due to the adverse impact of currency movements on input costs and the impact of currency translation.
Earnings from U.S. Beverages decreased 5%, primarily due to a lower gross margin percentage and sales volume declines, partially offset by a reduction in marketing expenses.
Earnings from Bolthouse and Foodservice decreased 10%, primarily due to a lower gross margin percentage in Bolthouse carrots, juice concentrate and fiber, reflecting higher carrot costs due in part to adverse weather, partly offset by an improvement in gross margin percentage in Bolthouse premium refrigerated beverages and salad dressings, reflecting lower promotional spending.
Unallocated corporate expenses decreased $10 million in 2015. Unallocated corporate expenses in 2014 included a pension settlement charge of $18 million associated with a U.S. pension plan. The settlement resulted from the level of lump sum distributions from the plan's assets in 2014, primarily due to the closure of the facility in Sacramento, California. In addition, 2014 included a $9 million loss on foreign exchange forward contracts related to the sale of the European simple meals business and restructuring-related costs of $2 million. The current year included costs of $9 million related to the implementation of our new organizational structure and cost reduction initiatives. The remaining change was due to higher losses on open commodity hedges in 2015.
Interest Expense
Interest expense decreased to $81 million in 2015 from $91 million in 2014, reflecting lower levels of debt.
Taxes on Earnings
The effective tax rate was 29.9% in 2015, compared to 32.0% in 2014. In 2015, we recognized a tax benefit of $7 million on $18 million of restructuring charges and implementation costs. In 2014, we recognized a tax benefit of $7 million on an $18 million pension settlement charge associated with a U.S. pension plan. The prior year also included a tax benefit of $11 million on $37 million of restructuring charges and related costs, tax expense of $7 million associated with the sale of the European simple meals business and a tax benefit of $3 million on a loss of $9 million on foreign exchange forward contracts used to hedge the proceeds from the sale of the business. After adjusting for items impacting comparability, the remaining decrease was primarily due to the favorable resolution of an intercompany pricing agreement between the U.S. and Canada.
Restructuring Charges and Cost Savings Initiatives
2015 Initiatives
On January 29, 2015, we announced plans to implement a new enterprise design focused mainly on product categories. Under the new design, our businesses will be organized in the following three new divisions: Americas Simple Meals and Beverages, Global Biscuits and Snacks, and Campbell Fresh. We are in the process of implementing plans for this new enterprise design.
To support our new enterprise design, we are designing and implementing a new Integrated Global Services organization to reduce our costs, improve our capabilities by establishing dedicated centers of excellence, and improve our efficiency. We are still in the process of designing this organization.
We are pursuing additional initiatives to reduce costs and to streamline our organizational structure. In the third quarter of 2015, we commenced a voluntary employee separation program and recorded a restructuring charge of $9 million related to the program for severance pay and benefits, including a $7 million non-cash curtailment charge associated with postretirement and pension benefit obligations. The program was available to certain U.S.-based salaried employees nearing retirement who met age, length-of-service and business unit/function criteria. A total of 471 employees elected the program. Most of the electing employees will remain with the company through July 31, 2015, with some remaining with the company beyond July 31.
Finally, we incurred charges of $9 million recorded in Administrative expenses related to the implementation of the new organizational structure and cost reduction initiatives.
The aggregate after-tax impact of restructuring charges and implementation costs recorded in 2015 was $11 million, or $.04 per share.
A summary of the pre-tax costs and remaining costs associated with the 2015 initiatives is as follows:

(Millions)	Total Program	Recognized as of May 3, 2015	Remaining Costs to be Recognized
Severance pay and benefits	$109	$(9)	$100
Implementation costs	22	(9)	13
Total	$131	$(18)	$113
Of the aggregate $131 million of pre-tax costs, approximately $124 million represents cash expenditures. We expect to incur the majority of these costs in the fourth quarter of 2015. We expect to fund the costs through cash and short-term borrowings. While we expect savings from the initiatives, we are currently unable to estimate the impact and timing.
Segment operating results do not include restructuring charges and implementation costs because we evaluate segment performance excluding such charges. We expect the total pre-tax costs of $131 million associated with each segment to be as follows: U.S. Simple Meals - $40 million; Global Baking and Snacking - $49 million; U.S. Beverages - $10 million; Bolthouse and Foodservice - $5 million; and Corporate - $27 million.
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

In 2014, we recorded a restructuring charge of $54 million ($33 million after tax or $.10 per share in earnings from continuing operations attributable to Campbell Soup Company) related to the 2014 initiatives. Of the amounts recorded in 2014, $34 million ($19 million after tax or $.06 per share in earnings from continuing operations attributable to Campbell Soup Company) was recorded in the nine-month period ended April 27, 2014.
A summary of the pre-tax costs and remaining costs associated with the 2014 initiatives is as follows:

(Millions)	Total Program	Recognized as of May 3, 2015	Remaining Costs to be Recognized
Severance pay and benefits	$42	$(41)	$1
Asset impairment	12	(12)	—
Other exit costs	2	(1)	1
Total	$56	$(54)	$2
Of the aggregate $56 million of pre-tax costs, approximately $43 million represents cash expenditures. In addition, we expect to invest approximately $6 million in capital expenditures, primarily to relocate biscuit production and packaging capabilities, of which we invested approximately $1 million as of May 3, 2015. We expect to complete the remaining aspects of the 2014 initiatives through 2016. We do not expect the remaining cash outflows related to these restructuring initiatives to have a material adverse impact on our liquidity.
We expect the 2014 initiatives to generate pre-tax savings of approximately $56 million in 2015, and once fully implemented, annual ongoing savings of approximately $65 million beginning in 2016. In 2014, pre-tax savings were $26 million.
Segment operating results do not include restructuring charges because we evaluate segment performance excluding such charges. We expect the total pre-tax costs of $56 million associated with each segment to be as follows: U.S. Simple Meals - $9 million; Global Baking and Snacking - $24 million; International Simple Meals and Beverages - $18 million; U.S. Beverages - $2 million; Bolthouse and Foodservice - $2 million; and Corporate - $1 million.
2013 Initiatives
In 2013, we implemented initiatives to improve supply chain efficiency, expand access to manufacturing and distribution capabilities and reduce costs. Details of the 2013 initiatives include:

•
We implemented initiatives to improve our U.S. supply chain cost structure and increase asset utilization across our U.S. thermal plant network, including closing our Sacramento, California, thermal plant, which produced soups, sauces and beverages. The closure resulted in the elimination of approximately 700 full-time positions and was completed in phases. Most of the positions were eliminated in 2013, and operations ceased in August 2013. We shifted the majority of Sacramento's soup, sauce and beverage production to our thermal plants in Maxton, North Carolina; Napoleon, Ohio; and Paris, Texas. We also closed our South Plainfield, New Jersey, spice plant, which resulted in the elimination of 27 positions. We consolidated spice production at our Milwaukee, Wisconsin, plant in 2013.

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
In 2014, we recorded a restructuring charge of $1 million related to the 2013 initiatives. In addition, we recorded approximately $3 million of costs related to the 2013 initiatives in Cost of products sold, representing other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in 2014 was $3 million, or $.01 per share. Of the amounts recorded in 2014, a restructuring charge of $1 million was recorded in the nine-month period ended April 27, 2014, and approximately $2 million of costs related to these initiatives were recorded in Cost of products sold, representing other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in the nine-month period ended April 27, 2014, was $2 million, or $.01 per share. In 2013, we recorded a restructuring charge of $51 million. In addition, we recorded approximately $91 million of costs related to these initiatives in 2013 in Cost of products sold, representing accelerated depreciation and other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in 2013 was $90 million, or $.28 per share.

A summary of the pre-tax costs and remaining costs associated with the 2013 initiatives is as follows:

(Millions)	Total Program	Recognized as of May 3, 2015	Remaining Costs to be Recognized
Severance pay and benefits	$35	$(35)	$—
Accelerated depreciation/asset impairment	99	(99)	—
Other exit costs	14	(12)	2
Total	$148	$(146)	$2
Of the aggregate $148 million of pre-tax costs, approximately $46 million represents cash expenditures. In addition, we expect to invest approximately $31 million in capital expenditures, primarily to relocate and refurbish a beverage filling and packaging line, and relocate bread production, of which we invested approximately $29 million as of May 3, 2015. We expect to complete the remaining aspects of the 2013 initiatives in 2015. We do not expect the remaining cash outflows related to these restructuring initiatives to have a material adverse impact on our liquidity.
We expect the 2013 initiatives, once fully implemented, will generate annual ongoing pre-tax savings of approximately $40 million beginning in 2015, with 2014 savings of approximately $30 million.
Segment operating results do not include restructuring charges and related costs because we evaluate segment performance excluding such charges. We expect the total pre-tax costs of $148 million associated with segments to be as follows: U.S. Simple Meals - $90 million; Global Baking and Snacking - $16 million; International Simple Meals and Beverages - $9 million; U.S. Beverages - $31 million; and Bolthouse and Foodservice - $2 million.
Potential Future Initiatives
We are evaluating additional actions to reduce costs and to streamline our organizational structure that may result in further costs.
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
We have reflected the results of the European simple meals business as discontinued operations in the Consolidated Statements of Earnings.
Results of discontinued operations were as follows:

Nine Months Ended
(Millions)	April 27, 2014
Net sales	$137
Gain on sale of the European simple meals business	$141
Earnings from operations, before taxes	14
Earnings before taxes	$155
Taxes on earnings	(74)
Earnings from discontinued operations	$81
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
We generated cash from operations of $971 million in 2015, compared to $763 million in 2014. The increase was primarily due to lower working capital requirements, taxes paid in 2014 on the divestiture of the European simple meals business and lower pension contributions in 2015.
Capital expenditures were $242 million in 2015, compared to $198 million in 2014. To date, capital expenditures in 2015 included a cracker capacity expansion at Pepperidge Farm (approximately $26 million); the ongoing initiative to simplify the soup-making process in North America (also known as the soup common platform initiative) (approximately $24 million); a Bolthouse Farms beverage and salad dressing capacity expansion project (approximately $19 million); a Bolthouse Farms warehouse capacity expansion project (approximately $12 million); continued enhancement of our corporate headquarters (approximately $9 million); biscuit capacity expansion in Indonesia (approximately $8 million); and aseptic broth capacity (approximately $4 million). We expect capital expenditures to total approximately $400 million in 2015.
In March 2015, we issued $300 million of 3.30% notes which mature on March 19, 2025. Interest on the notes is due semi-annually on March 19 and September 19, commencing on September 19, 2015. The notes may be redeemed in whole, or in part, at our option at any time at the applicable redemption price. The notes include a change in control repurchase provision. The net proceeds were used for general corporate purposes.
On August 8, 2013, we completed the acquisition of Kelsen. The final all-cash purchase price was $331 million, which we funded through the issuance of commercial paper.
Dividend payments were $297 million in 2015 and $293 million in 2014.
We repurchased approximately 4 million shares at a cost of $192 million in 2015 and approximately 2 million shares at a cost of $76 million in 2014. In June 2011, our Board of Directors authorized the purchase of up to $1 billion of our stock. Of the amount spent in 2015, $150 million was used to repurchase shares pursuant to our June 2011 publicly announced share repurchase program. Approximately $600 million remained available to repurchase shares under our June 2011 repurchase program as of May 3, 2015. The program has no expiration date. We also expect to continue our longstanding practice, under separate authorization, of purchasing shares sufficient to offset shares issued under our incentive compensation plans. See “Unregistered Sales of Equity Securities and Use of Proceeds" for more information.
At May 3, 2015, we had $1.232 billion of short-term borrowings due within one year, of which $1.212 billion was comprised of commercial paper borrowings. As of May 3, 2015, we issued $44 million of standby letters of credit. We have a committed revolving credit facility totaling $2.2 billion, which matures in December 2018. This facility remained unused at May 3, 2015, except for $3 million of standby letters of credit that we issued under it. This revolving credit facility supports our commercial paper programs and is available for other general corporate purposes. We may also increase the commitment under the credit facility up to an additional $500 million, upon the agreement of either existing lenders or of additional banks not currently parties to the existing credit agreements.
In September 2014, we filed a registration statement with the Securities and Exchange Commission that registered an indeterminate amount of debt securities. Under the registration statement, we may issue debt securities, depending on market conditions.
We are in compliance with the covenants contained in our revolving credit facilities and debt securities.
SIGNIFICANT ACCOUNTING ESTIMATES
We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in the 2014 Annual Report on Form 10-K. The significant accounting estimates are described in Management’s Discussion and Analysis included in the 2014 Annual Report on Form 10‑K.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the Consolidated Financial Statements for information on recent accounting pronouncements.
FORWARD-LOOKING STATEMENTS
This quarterly report contains “forward-looking” statements that reflect our current expectations regarding our future results of operations, economic performance, financial condition and achievements. We try, wherever possible, to identify these forward-

looking statements by using words such as “anticipate,” “believe,” “estimate,” “expect,” “will” and similar expressions. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements reflect our current plans and expectations and are based on information currently available to us. They rely on a number of assumptions regarding future events and estimates which could be inaccurate and which are inherently subject to risks and uncertainties.
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

a.	Evaluation of Disclosure Controls and Procedures
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of May 3, 2015 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

b.	Changes in Internal Controls
As previously disclosed, during the third quarter of 2014, we amended an existing agreement with a third-party service organization to allow for their provision of additional accounting services, including account reconciliations and cost accounting, for a number of our North American plants and distribution centers. In the third quarter of 2015, we completed the transition of these services to the third-party service organization, which materially affected our internal control over financial reporting. Except for the foregoing, there were no changes in our internal control over financial reporting that materially affected, or were likely to materially affect, such control over financial reporting during the quarter ended May 3, 2015.

PART II
Item 1A. Risk Factors
The following disclosure modifies the discussion of risks and uncertainties previously disclosed in our Annual Report on Form 10-K for the year ended August 3, 2014. These risks and uncertainties, along with those previously disclosed, could materially adversely affect our business, financial condition and results of operations. Additional risks and uncertainties that are not presently known to us or that we deem immaterial may also impair our business operations and financial condition.
We may not realize anticipated benefits from our cost reduction and organizational design initiatives.
In January 2015, we announced plans to implement a new enterprise design focused mainly on product categories, along with related initiatives to reduce costs and to streamline our organization. The successful implementation of these initiatives presents significant organizational challenges and in some cases will require successful negotiations with third parties, such as suppliers and other business partners. As a result, we may not be able to implement the initiatives as planned, including realizing all or part of the anticipated benefits from the initiatives. Other events and circumstances, such as financial or strategic difficulties, delays or unexpected costs, may also adversely impact our ability to realize all or part of the anticipated benefits, or not realizing the anticipated benefits on the expected timetable. If we are unable to realize the anticipated savings, our ability to fund other initiatives may be adversely affected. In addition, the initiatives may not advance our strategy as expected. Any failure to implement the initiatives in accordance with our expectations could adversely affect our business or financial results.
The complexity of the initiatives will require a substantial amount of management and operational resources. Our management team must successfully implement administrative and operational changes necessary to achieve the anticipated benefits of the initiatives. These and related demands on our resources may divert the organization’s attention from other business issues, have adverse effects on existing business relationships with suppliers and customers, and impact employee morale. As a result, our business or financial results could be negatively impacted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)		Average Price Paid Per Share (2)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)		Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions) (3)
2/2/15 - 2/28/15	368,000		$47.16		368,000		$632
3/1/15 - 3/31/15	573,050	(4)	$45.32	(4)	421,050		$613
4/1/2015 - 5/3/15	340,864	(5)	$46.46	(5)	290,864	(6)	$600
Total	1,281,914		$46.15		1,079,914		$600
____________________________________

(1)
Includes (i) 202,000 shares repurchased in open-market transactions to offset the dilutive impact to existing shareholders of issuances under stock compensation plans, and (ii) 196,864 shares purchased from the counterparty of a deferred compensation hedge that was settled during the third quarter of 2015 (the "Hedge Shares").

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)
During the third quarter of 2015, we had a publicly announced strategic share repurchase program. Under this program, which was announced on June 23, 2011, our Board of Directors authorized the purchase of up to $1 billion of our stock. The program has no expiration date. We also expect to continue our longstanding practice, under separate authorization, of purchasing shares sufficient to offset shares issued under our incentive compensation plans.

(4)	Includes 152,000 shares repurchased in open-market transactions at an average price of $45.32 to offset the dilutive impact to existing shareholders of issuances under stock compensation plans.

(5)
Includes (i) 50,000 shares repurchased in open-market transactions at an average price of $46.18 to offset the dilutive impact to existing shareholders of issuances under stock compensation plans, and (ii) the Hedge Shares at an average price of $46.67.

(6)	Includes the Hedge Shares.

Item 6.	Exhibits

10(a)
Form of 2005 Long-Term Incentive Plan Time-Lapsed Restricted Stock Unit Agreement, which is applicable to the March 1, 2015 restricted stock unit grants to Ed Carolan, was filed with the Commission on a Form 8-K (File number 1-3822) on February 2, 2015, and is incorporated herein by reference, provided that the vesting period for Mr. Carolan's grant is three (3) years.

10(b)	Amendment to the Campbell Soup Company Severance Pay Plan for Salaried Employees, effective as of May 1, 2015.

31(a)	Certification of Denise M. Morrison pursuant to Rule 13a-14(a).

31(b)	Certification of Anthony P. DiSilvestro pursuant to Rule 13a-14(a).

32(a)	Certification of Denise M. Morrison pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of Anthony P. DiSilvestro pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 11, 2015

CAMPBELL SOUP COMPANY

By:	/s/ Anthony P. DiSilvestro
Anthony P. DiSilvestro
Senior Vice President — Chief Financial Officer

By:	/s/ Faith R. Greenfield
Faith R. Greenfield
Vice President — Legal and Acting General Counsel

INDEX TO EXHIBITS

10(a)
Form of 2005 Long-Term Incentive Plan Time-Lapsed Restricted Stock Unit Agreement, which is applicable to the March 1, 2015 restricted stock unit grants to Ed Carolan, was filed with the Commission on a Form 8-K (File number 1-3822) on February 2, 2015, and is incorporated herein by reference, provided that the vesting period for Mr. Carolan's grant is three (3) years.

10(b)	Amendment to the Campbell Soup Company Severance Pay Plan for Salaried Employees, effective as of May 1, 2015.

31(a)	Certification of Denise M. Morrison pursuant to Rule 13a-14(a).

31(b)	Certification of Anthony P. DiSilvestro pursuant to Rule 13a-14(a).

32(a)	Certification of Denise M. Morrison pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of Anthony P. DiSilvestro pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document