Form 10-K
period 2015-08-02
CAMPBELL SOUP CO
filed 2015-09-29
CIK 16732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
_______________________________________________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 2, 2015	Commission File Number 1-3822
CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of January 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of capital stock held by non-affiliates of the registrant was approximately $8,888,874,209. There were 309,777,647 shares of capital stock outstanding as of September 15, 2015.
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on November 18, 2015, are incorporated by reference into Part III.

PART I

Item 1. Business
The Company
Unless otherwise stated, the terms "we," "us", "our" and the "company" refer to Campbell Soup Company and its consolidated subsidiaries.
We are a manufacturer and marketer of high-quality, branded convenience food products. We organized as a business corporation under the laws of New Jersey on November 23, 1922; however, through predecessor organizations, we trace our heritage in the food business back to 1869. Our principal executive offices are in Camden, New Jersey 08103-1799.
Background
Our long-term goal is to build shareholder value by driving sustainable, profitable net sales growth. Guided by our purpose - “Real Food That Matters For Life’s Moments,” we expect to deliver this goal by executing against a dual strategy of strengthening our core businesses while also expanding into faster-growing spaces. We have made a number of enterprise design and portfolio changes over the past several years in support of this strategy, including the following:

•
On January 29, 2015, we announced plans to implement a new enterprise design focused mainly on product categories. Under the new design, which we fully implemented at the beginning of 2016, our businesses are organized in the following divisions: Americas Simple Meals and Beverages, Global Biscuits and Snacks, and Campbell Fresh.

•
In support of the new enterprise design, we designed and implemented a new Integrated Global Services (IGS) organization to deliver shared services across the company. IGS, which became effective at the beginning of 2016, is expected to reduce costs while increasing our efficiency and effectiveness. We are also pursuing other initiatives to reduce costs and increase effectiveness, such as streamlining our organizational structure and adopting zero-based budgeting over time. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for additional information on these initiatives.

•
In 2013, we acquired Bolthouse Farms and Plum. In 2014, we acquired Kelsen and divested our European simple meals business. Most recently, on June 29, 2015, we completed the acquisition of the assets of Garden Fresh Gourmet for approximately $230 million. Garden Fresh Gourmet is a provider of refrigerated salsa in North America, and it also produces hummus, dips and tortilla chips. We funded the Garden Fresh Gourmet acquisition through the issuance of commercial paper. See Note 3 to the Consolidated Financial Statements for additional information on our recent acquisitions, and Note 4 to the Consolidated Financial Statements for additional information on our divestiture of the European simple meals business.

For additional information on our dual strategy of strengthening our core businesses while also expanding into faster-growing spaces, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
2015 Reportable Segments
Through the fourth quarter of 2015, we reported the results of our operations in the following reportable segments: U.S. Simple Meals; Global Baking and Snacking; International Simple Meals and Beverages; U.S. Beverages; and Bolthouse and Foodservice. During this period, we had 11 operating segments based on product type and geographic location, and we aggregated the operating segments into the appropriate reportable segment based on similar economic characteristics, products, production processes, types or classes of customers, distribution methods and regulatory environment. See also Note 7 to the Consolidated Financial Statements. The 2015 reportable segments are discussed in greater detail below.
U.S. Simple Meals
The U.S. Simple Meals segment includes the following products: Campbell’s condensed and ready-to-serve soups; Swanson broth and stocks; Prego pasta sauces; Pace Mexican sauces; Campbell’s gravies, pasta, beans and dinner sauces; Swanson canned poultry; and Plum food and snacks.
Global Baking and Snacking
The Global Baking and Snacking segment aggregates the following operating segments: Pepperidge Farm cookies, crackers, bakery and frozen products in U.S. retail; Arnott’s biscuits in Australia and Asia Pacific; and Kelsen cookies globally.
International Simple Meals and Beverages
The International Simple Meals and Beverages segment aggregates the following operating segments: the retail business in Canada and the simple meals and beverages business in Asia Pacific, Latin America and China. See “Background” and Note 4 to the Consolidated Financial Statements for information on the sale of the European simple meals business, which was historically included in this segment. The results of operations of the European simple meals business have been reflected as discontinued operations.
U.S. Beverages
The U.S. Beverages segment represents the U.S. retail beverages business, including the following products: V8 juices and beverages, and Campbell’s tomato juice.
Bolthouse and Foodservice
Bolthouse and Foodservice comprises the Bolthouse Farms carrot products operating segment (Farms), including fresh carrots, juice concentrate and fiber; the Bolthouse Farms refrigerated beverages and refrigerated salad dressings operating segment (CPG); the North America Foodservice operating segment; and as of June 29, 2015, the Garden Fresh Gourmet operating segment. The North America Foodservice operating segment represents the distribution of products such as soup, specialty entrées, beverage products, other prepared foods and Pepperidge Farm products through various food service channels in the U.S. and Canada. None of these operating segments meets the criteria for aggregation nor the thresholds for separate disclosure.
New Reportable Segments in 2016
As discussed above, we recently announced plans to organize our businesses into three divisions: Americas Simple Meals and Beverages, Global Biscuits and Snacks, and Campbell Fresh. At the beginning of 2016, we implemented this new enterprise design, and we are now managing our operations under the design. Accordingly, we will modify our segment reporting as appropriate in future filings.
Ingredients and Packaging
The ingredient and packaging materials required for the manufacture of our food products are purchased from various suppliers. These items are subject to fluctuations in price attributable to a number of factors, including changes in crop size, cattle cycles, disease, product scarcity, demand for raw materials, commodity market speculation, energy costs, currency fluctuations, government-sponsored agricultural programs, import and export requirements, drought and other weather conditions (including the potential effects of climate change) during the growing and harvesting seasons. To help reduce some of this price volatility, we use a combination of purchase orders, short- and long-term contracts, inventory management practices and various commodity risk management tools for most of our ingredients and packaging. Ingredient inventories are at a peak during the late fall and decline during the winter and spring. Since many ingredients of suitable quality are available in sufficient quantities only at certain seasons, we make commitments for the purchase of such ingredients during their respective seasons. At this time, we do not anticipate any material restrictions on the availability of ingredients or packaging that would have a significant impact on our businesses. For information on the impact of inflation, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Customers
In most of our markets, sales and merchandising activities are conducted through our own sales force and our third-party broker and distributor partners. In the U.S., Canada and Latin America, our products are generally resold to consumers in retail food chains, mass discounters, mass merchandisers, club stores, convenience stores, drug stores, dollar stores and other retail, commercial and non-commercial establishments. In the Asia Pacific region, our products are generally resold to consumers through retail food chains, convenience stores and other retail, commercial and non-commercial establishments. We make shipments promptly after receipt and acceptance of orders.
Our five largest customers accounted for approximately 38% of our consolidated net sales from continuing operations in 2015, 35% in 2014 and 36% in 2013. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 20% of our consolidated net sales in 2015 and 19% in 2014 and 2013. All of our reportable segments sold products to Wal-Mart Stores, Inc. or its affiliates. No other customer accounted for 10% or more of our consolidated net sales.
Trademarks and Technology
As of September 15, 2015, we owned over 3,700 trademark registrations and applications in over 160 countries. We believe our trademarks are of material importance to our business. Although the laws vary by jurisdiction, trademarks generally are valid as long as they are in use and/or their registrations are properly maintained and have not been found to have become generic. Trademark registrations generally can be renewed indefinitely as long as the trademarks are in use. We believe that our principal brands, including Arnott's, Bolthouse Farms, Campbell's, Garden Fresh Gourmet, Goldfish, Kjeldsens, Pace, Pepperidge Farm, Plum, Prego, Swanson, and V8, are protected by trademark law in the major markets where they are used. In addition, some of our products are sold under brands that have been licensed from third parties.
Although we own a number of valuable patents, we do not regard any segment of our business as being dependent upon any single patent or group of related patents. In addition, we own copyrights, both registered and unregistered, and proprietary trade secrets, technology, know-how, processes, and other intellectual property rights that are not registered.

Competition
We experience worldwide competition in all of our principal products. This competition arises from numerous competitors of varying sizes across multiple food and beverage categories, and includes producers of generic and private label products, as well as other branded food and beverage manufacturers. All of these competitors vie for trade merchandising support and consumer dollars. The number of competitors cannot be reliably estimated. The principal areas of competition are brand recognition, taste, quality, price, advertising, promotion, convenience and service.
Working Capital
For information relating to our cash and working capital items, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Capital Expenditures
During 2015, our aggregate capital expenditures were $380 million. We expect to spend approximately $350 million for capital projects in 2016. Major 2016 capital projects include an ongoing Bolthouse Farms beverage and salad dressing capacity expansion project, an ongoing North American warehouse capacity expansion project, a new Australian multi-pack biscuit capacity expansion project and a new refrigeration replacement project at our Virginia, Australia, plant.
Research and Development
During the last three fiscal years, our expenditures on research and development activities relating to new products and the improvement and maintenance of existing products were $113 million in 2015, $121 million in 2014, and $128 million in 2013. The decrease from 2014 to 2015 was primarily due to savings from cost reduction and restructuring initiatives. The decrease from 2013 to 2014 was primarily due to lower incentive compensation costs and cost savings from restructuring initiatives, partially offset by the impact of acquisitions.
Environmental Matters
We have requirements for the operation and design of our facilities that meet or exceed applicable environmental rules and regulations. Of our $380 million in capital expenditures made during 2015, approximately $12 million was for compliance with environmental laws and regulations in the U.S. We further estimate that approximately $10 million of the capital expenditures anticipated during 2016 will be for compliance with U.S. environmental laws and regulations. We believe that continued compliance with existing environmental laws and regulations (both within the U.S. and elsewhere) will not have a material effect on capital expenditures, earnings or our competitive position. In addition, we continue to monitor existing and pending environmental laws and regulations within the U.S. and elsewhere, including the recently-enacted regulations in the U.S. to limit carbon dioxide emissions from electric utilities, relating to climate change and greenhouse gas emissions. While the impact of these laws and regulations cannot be predicted with certainty, we do not believe that compliance with these laws and regulations will have a material effect on capital expenditures, earnings or our competitive position.
Seasonality
Demand for our products is somewhat seasonal, with the fall and winter months usually accounting for the highest sales volume due primarily to demand for our soup products. Sales of Kelsen products are also highest in the fall and winter months due primarily to holiday gift giving. Demand for our other products is generally evenly distributed throughout the year.
Employees
On August 2, 2015, we had approximately 18,600 employees.
Financial Information
Financial information for our reportable segments and geographic areas is found in Note 7 to the Consolidated Financial Statements. For risks attendant to our foreign operations, see “Risk Factors.”
Websites
Our primary corporate website can be found at www.campbellsoupcompany.com. We make available free of charge at this website (under the “Investor Center — Financial Information — SEC Filings” caption) all of our reports (including amendments) filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. These reports are made available on the website as soon as reasonably practicable after their filing with, or furnishing to, the Securities and Exchange Commission.
All websites appearing in this Annual Report on Form 10-K are inactive textual references only, and the information in, or accessible through, such websites is not incorporated into this Annual Report on Form 10-K, or into any of our other filings with the Securities and Exchange Commission.

Item 1A. Risk Factors
In addition to the factors discussed elsewhere in this Report, the following risks and uncertainties could materially adversely affect our business, financial condition and results of operations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial condition.
We operate in a highly competitive industry
We operate in the highly competitive food industry and experience international competition in all of our principal products. The principal areas of competition are brand recognition, taste, quality, price, advertising, promotion, convenience and service. A number of our primary competitors have substantial financial, marketing and other resources. A strong competitive response from one or more of these competitors to our marketplace efforts, or a consumer shift towards private label offerings, could result in us reducing pricing, increasing marketing or other expenditures, and/or losing market share.
Our results are dependent on strengthening our core businesses while diversifying into faster-growing spaces
Our strategy is focused on strengthening our core businesses while diversifying our portfolio into faster-growing spaces. Our core businesses are concentrated in slower-growing center-store categories in traditional mass and grocery channels. Factors that may impact our success include:
•our ability to identify and capitalize on faster-growing spaces;

•	our ability to identify and capitalize on customer or consumer trends, including those related to new or improved products or packaging or to our existing products;
•our ability to design and implement effective retail execution plans;
•our ability to design and implement effective advertising and marketing programs, including digital programs;
•our ability to secure or maintain sufficient shelf space at retailers; and
•changes in underlying growth rates of the categories in which we compete.
If we are not successful in addressing theses factors, our strategy may not be successful and/or our business or financial results may be negatively impacted.
We may not realize anticipated benefits from our cost reduction, organizational design or other initiatives
We recently implemented a new enterprise design focused mainly on product categories. We are also pursuing related initiatives to reduce costs and increase effectiveness, such as streamlining our organization and adopting zero-based budgeting over time. The success of these initiatives presents significant organizational challenges and in some cases may require extensive negotiations with third parties, such as suppliers and other business partners. As a result, we may not realize all or part of the anticipated cost savings or other benefits from the initiatives. Other events and circumstances, such as financial or strategic difficulties, delays or unexpected costs, may also adversely impact our ability to realize all or part of the anticipated cost savings or other benefits, or cause us not to realize the anticipated cost savings or other benefits on the expected timetable. If we are unable to realize the anticipated cost savings, our ability to fund other initiatives may be adversely affected. In addition, the initiatives may not advance our strategy as expected. Finally, the complexity of the initiatives will require a substantial amount of management and operational resources. Our management team must successfully execute the administrative and operational changes necessary to achieve the anticipated benefits of the initiatives. These and related demands on our resources may divert the organization’s attention from other business issues, have adverse effects on existing business relationships with suppliers and customers, and impact employee morale.
From time-to-time, we may also implement other supply chain, information technology or related initiatives. Our success is partly dependent upon properly executing, and realizing cost savings or other benefits from, these additional initiatives, which are often complex.
Any failure to implement our cost reduction, organizational design or other initiatives in accordance with our plans could adversely affect our business or financial results.
Our results may be adversely affected by the failure to execute acquisitions and divestitures successfully
Our ability to meet our objectives with respect to the acquisition of new businesses or the divestiture of existing businesses may depend in part on our ability to identify suitable buyers and sellers, negotiate favorable financial terms and other contractual terms, and obtain all necessary regulatory approvals. Potential risks of acquisitions also include:
•the inability to integrate acquired businesses efficiently into our existing operations;
•diversion of management's attention from other business concerns;
•potential loss of key employees and/or customers of acquired businesses;

•potential assumption of unknown liabilities;
•the inability to implement promptly an effective control environment;
•potential impairment charges if purchase assumptions are not achieved or market conditions decline; and
•the risks inherent in entering markets or lines of business with which we have limited or no prior experience.
Acquisitions outside the U.S. may present unique challenges and increase our exposure to risks associated with foreign operations, including foreign currency risks and risks associated with local regulatory regimes. For divestitures, potential risks may also include the inability to separate divested businesses or business units from us effectively and efficiently and to reduce or eliminate associated overhead costs. Our business or financial results may be negatively affected if acquisitions or divestitures are not successfully implemented or completed.
Disruption to our supply chain could adversely affect our business
Our ability to manufacture and/or sell our products may be impaired by damage or disruption to our manufacturing or distribution capabilities, or to the capabilities of our suppliers or contract manufacturers, due to factors that are hard to predict or beyond our control, such as adverse weather conditions, natural disasters, fire, terrorism, pandemics, strikes or other events. Production of the agricultural commodities used in our business may also be adversely affected by drought, water scarcity, temperature extremes, scarcity of suitable agricultural land, crop disease and/or crop pests. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, may adversely affect our business or financial results, particularly in circumstances where a product is sourced from a single supplier or location. Disputes with significant suppliers or contract manufacturers, including disputes regarding pricing or performance, may also adversely affect our ability to manufacture and/or sell our products, as well as our business or financial results.
Our non-U.S. operations pose additional risks to our business
In 2015, approximately 21% of our consolidated net sales from continuing operations were generated outside of the U.S. Sales outside the U.S. are expected to continue to represent a significant portion of consolidated net sales. Our business or financial performance may be adversely affected due to the risks of doing business in markets outside of the U.S., including but not limited to the following:
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
In addition, we hold assets and incur liabilities, generate revenue, and pay expenses in a variety of currencies other than the U.S. dollar, primarily the Australian dollar and the Canadian dollar. Our consolidated financial statements are presented in U.S. dollars, and we must translate our assets, liabilities, sales and expenses into U.S. dollars for external reporting purposes. As a result, changes in the value of the U.S. dollar due to fluctuations in currency exchange rates or currency exchange controls may materially and negatively affect the value of these items in our consolidated financial statements, even if their value has not changed in their local currency.
We face risks related to recession, financial and credit market disruptions and other economic conditions
Customer and consumer demand for our products may be impacted by weak economic conditions, recession, equity market volatility or other negative economic factors in the U.S. or other nations. Similarly, disruptions in financial and/or credit markets may impact our ability to manage normal commercial relationships with our customers, suppliers and creditors. In addition, changes in tax or interest rates in the U.S. or other nations, whether due to recession, financial and credit market disruptions or other reasons, could impact us.
Increased regulation or regulatory-based claims could adversely affect our business or financial results
The manufacture and marketing of food products is extensively regulated. The primary areas of regulation include the processing, packaging, storage, distribution, marketing, advertising, labeling, quality and safety of our food products, as well as the health and safety of our employees and the protection of the environment. In the U.S., we are subject to regulation by various government agencies, including the Food and Drug Administration, the U.S. Department of Agriculture, the Federal Trade Commission, the Occupational Safety and Health Administration and the Environmental Protection Agency, as well as various state and local agencies. We are also regulated by similar agencies outside the U.S. Changes in regulatory requirements (such as proposed labeling requirements), or evolving interpretations of existing regulatory requirements, may result in increased compliance cost, capital expenditures and other financial obligations that could adversely affect our business or financial results. In addition, the marketing of food products has come under increased scrutiny in recent years, and the food industry has been subject to an increasing number of legal proceedings and claims relating to alleged false or deceptive marketing under federal, state and foreign laws or regulations. Legal proceedings or claims related to our marketing could damage our reputation and/or could adversely affect our business or financial results.
Our results may be adversely impacted by increases in the price of raw and packaging materials
The raw and packaging materials used in our business include tomato paste, grains, beef, poultry, vegetables, steel, glass, paper and resin. Many of these materials are subject to price fluctuations from a number of factors, including crop size, cattle cycles, disease, product scarcity, demand for raw materials, commodity market speculation, energy costs, currency fluctuations, government-sponsored agricultural programs, import and export requirements, drought and other weather conditions (including the potential effects of climate change). To the extent any of these factors result in an increase in raw and packaging material prices, we may not be able to offset such increases through productivity or price increases or through our commodity hedging activity.
Adverse changes in the global climate or extreme weather conditions could adversely affect our business or operations
Our business or financial results could be adversely affected by changing global temperatures or weather patterns or by extreme or unusual weather conditions. Adverse changes in the global climate or extreme or unusual weather conditions could:

•	unfavorably impact the cost or availability of raw or packaging materials, especially if such events have a negative impact on agricultural productivity or on the supply of water;

•	disrupt our ability, or the ability of our suppliers or contract manufacturers, to manufacture or distribute our products;

•	disrupt the retail operations of our customers; or

•	unfavorably impact the demand for, or the consumer's ability to purchase, our products.
In addition, there is growing concern that the release of carbon dioxide and other greenhouse gases into the atmosphere may be impacting global temperatures and weather patterns and contributing to extreme or unusual weather conditions. This growing concern may result in more regional, federal, and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases. Adoption of such additional regulation may result in increased compliance costs, capital expenditures, and other financial obligations that could adversely affect our business or financial results.
Price increases may not be sufficient to cover increased costs, or may result in declines in sales volume due to pricing elasticity in the marketplace
We intend to pass along to customers some or all cost increases in raw and packaging materials and other inputs through increases in the selling prices of, or decreases in the packaging sizes of, some of our products. Higher product prices or smaller packaging sizes may result in reductions in sales volume. To the extent the price increases or packaging size decreases are not sufficient to offset increased raw and packaging materials and other input costs, and/or if they result in significant decreases in sales volume, our business results and financial condition may be adversely affected.
We may be adversely impacted by a changing customer landscape and the increased significance of some of our customers
Our businesses are largely concentrated in the traditional retail grocery trade. In recent years, alternative retail grocery channels, such as dollar stores, drug stores, club stores and Internet-based retailers, have increased their market share. This trend towards alternative channels is expected to continue in the future. If we are not successful in pursuing our strategy to expand sales in alternative retail grocery channels, our business or financial results may be adversely impacted. In addition, consolidations in the traditional retail grocery trade have produced large, sophisticated customers with increased buying power and negotiating strength who may seek lower prices, increased promotional programs funded by their suppliers or more favorable terms. These customers may use more of their shelf space for their private label products. If we are unable to use our scale, marketing expertise, product innovation and category leadership positions to respond to these customer dynamics, our business or financial results could be negatively impacted.
In 2015, our five largest customers accounted for approximately 38% of our consolidated net sales, with the largest customer, Wal-Mart Stores, Inc. and its affiliates, accounting for approximately 20% of our consolidated net sales. Disruption of sales to any of these customers, or to any of our other large customers, for an extended period of time could adversely affect our business or financial results.

If our food products become adulterated or are mislabeled, we might need to recall those items, and we may experience product liability claims if consumers are injured
We may need to recall some of our products if they become adulterated or if they are mislabeled, and we may also be liable if the consumption of any of our products causes injury to consumers. A widespread product recall could result in significant losses due to the costs of a recall, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. We could also suffer losses from a significant adverse product liability judgment. A significant product recall or product liability claim could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in the safety and/or quality of our products, ingredients or packaging. Such a loss of confidence could occur even in the absence of a recall or a major product liability claim.
We may be adversely impacted by inadequacies in, or security breaches of, our information technology systems
Our information technology systems are critically important to our operations. We rely on our information technology systems (some of which are outsourced to third parties) to manage the data, communications and business processes for all of our functions, including our marketing, sales, manufacturing, logistics, customer service, accounting and administrative functions. If we do not allocate and effectively manage the resources necessary to build, sustain and protect an appropriate technology infrastructure, our business or financial results could be negatively impacted. Furthermore, our information technology systems may be vulnerable to material security breaches (including the access to or acquisition of customer, consumer or other confidential data), cyber-based attacks or other material system failures. If we are unable to prevent material failures, our operations may be impacted, and we may suffer other negative consequences such as reputational damage, litigation, remediation costs and/or penalties under various data privacy laws and regulations.
Our results may be negatively impacted if consumers do not maintain their favorable perception of our brands
We have a number of iconic brands with significant value. Maintaining and continually enhancing the value of these brands is critical to the success of our business. Brand value is based in large part on consumer perceptions. Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products. Brand value could diminish significantly due to a number of factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our products, packaging and/or ingredients (whether or not valid), our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, or the products becoming unavailable to consumers. The growing use of social and digital media by consumers increases the speed and extent that information and opinions can be shared. Negative posts or comments about us, our brands, products or packaging on social or digital media could seriously damage our brands and reputation. If we do not maintain the favorable perception of our brands, our results could be negatively impacted.
An impairment of the carrying value of goodwill or other indefinite-lived intangible assets could negatively affect our financial results and net worth
As of August 2, 2015, we had goodwill of $2.3 billion and other indefinite-lived intangible assets of $960 million. Goodwill and indefinite-lived intangible assets are initially recorded at fair value and not amortized, but are tested for impairment at least annually or more frequently if impairment indicators arise. We test goodwill at the reporting unit level by comparing the carrying value of the net assets of the reporting unit, including goodwill, to the unit's fair value. Similarly, we test indefinite-lived intangible assets by comparing the fair value of the assets to their carrying values. Fair value for both goodwill and other indefinite-lived intangible assets is determined based on a discounted cash flow analysis. If the carrying values of goodwill or indefinite-lived intangible assets exceed their fair value, the goodwill or indefinite-lived intangible assets are considered impaired and reduced to fair value. Factors that could result in an impairment include a change in revenue growth rates, operating margins, weighted average cost of capital, future economic and market conditions or assumed royalty rates. An impairment of the carrying value of goodwill or other indefinite-lived intangible assets could negatively affect our financial results and net worth.
We may be adversely impacted by legal proceedings or claims
We are party to a variety of legal proceedings and claims arising out of the normal course of business. Since litigation is inherently uncertain, there is no guarantee that we will be successful in defending ourselves against such proceedings or claims, or that our assessment of the materiality or immateriality of these matters, including any reserves taken in connection with such matters, will be consistent with the ultimate outcome of such proceedings or claims. In addition, our reputation could be damaged by allegations made in legal proceeding or claims (even if untrue). In the event we are unable to successfully defend ourselves against these proceedings or claims, or if our assessment of the materiality of these proceedings or claims proves inaccurate, our business or financial results may be adversely affected.
We may be adversely impacted by increased liabilities and costs related to our defined benefit pension plans
We sponsor a number of defined benefit pension plans for employees in the U.S. and various non-U.S. locations. The major defined benefit pension plans are funded with trust assets invested in a globally diversified portfolio of securities and other investments. Changes in regulatory requirements or the market value of plan assets, investment returns, interest rates and mortality rates may affect the funded status of our defined benefit pension plans and cause volatility in the net periodic benefit cost, future funding requirements of the plans and the funded status as recorded on the balance sheet. A significant increase in our obligations or future funding requirements could have a material adverse effect on our financial results.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are company-owned and located in Camden, New Jersey. The following table sets forth our principal manufacturing facilities and the business segment that primarily uses each of the facilities:
Principal Manufacturing Facilities

Inside the U.S.
California	Michigan	Texas
Bakersfield (BFS)	Ferndale (BFS)	Paris (USSM/USB/ISMB/BFS)
Dixon (USSM/USB)	Grand Rapids (BFS)	Utah
Stockton (USSM/USB)	New Jersey	Richmond (GBS)
Connecticut	East Brunswick (GBS)	Washington
Bloomfield (GBS)	North Carolina	Everett (BFS)
Florida	Maxton (USSM/ISMB)	Prosser (BFS)
Lakeland (GBS)	Ohio	Wisconsin
Illinois	Napoleon (USSM/USB/BFS/ISMB)	Milwaukee (USSM)
Downers Grove (GBS)	Willard (GBS)
Pennsylvania
Denver (GBS)
Downingtown (GBS/BFS)

Outside the U.S.
Australia	Canada	Indonesia
Huntingwood (GBS)	Toronto (USSM/ISMB/BFS)	Jawa Barat (GBS)
Marleston (GBS)	Denmark	Malaysia
Shepparton (ISMB)	Nørre Snede (GBS)	Selangor Darul Ehsan (ISMB)
Virginia (GBS)	Ribe (GBS)
____________________________________
USSM - U.S. Simple Meals
GBS - Global Baking and Snacking
ISMB - International Simple Meals and Beverages
USB - U.S. Beverages
BFS - Bolthouse and Foodservice
Each of the foregoing manufacturing facilities is company-owned, except the Selangor Darul Ehsan, Malaysia, and the East Brunswick, New Jersey, facilities, which are leased. We also maintain executive offices in Norwalk, Connecticut; Santa Monica, California; Emeryville, California; Toronto, Canada; Nørre Snede, Denmark; and North Strathfield, Australia.
We believe that our manufacturing and processing plants are well maintained and are generally adequate to support the current operations of the businesses.
Item 3. Legal Proceedings
None.
Item 4. Mine Safety Disclosures
Not applicable.

Executive Officers of the Company
The following list of executive officers as of September 15, 2015, is included as an item in Part III of this Form 10-K:

Name	Present Title	Age	Year First Appointed Executive Officer
Mark R. Alexander	Senior Vice President	51	2009
Carlos J. Barroso	Senior Vice President	56	2013
David B. Biegger	Senior Vice President	56	2014
Ed Carolan	Senior Vice President	46	2015
Adam G. Ciongoli	Senior Vice President and General Counsel	47	2015
Anthony P. DiSilvestro	Senior Vice President - Chief Financial Officer	56	2004
Jeffrey T. Dunn	Senior Vice President	58	2015
Luca Mignini	Senior Vice President	53	2013
Denise M. Morrison	President and Chief Executive Officer	61	2003
Robert W. Morrissey	Senior Vice President and Chief Human Resources Officer	57	2012
Michael P. Senackerib	Senior Vice President	50	2012
Carlos J. Barroso served as President and Founder of CJB and Associates, LLC, an R&D consulting firm (2009 - 2013), and Senior Vice President of R&D, Pepsico Global Foods (2008 - 2009), of PepsiCo, Inc. prior to joining us in 2013. Adam G. Ciongoli served as Executive Vice President and General Counsel of Lincoln Financial Group (2012 - 2015) and Group General Counsel and Secretary of Willis Group Holdings, PLC (2007 - 2012) prior to joining us in 2015. Jeffrey T. Dunn served as President of Bolthouse Farms from 2008 until his promotion to Senior Vice President in 2015. Luca Mignini served as Chief Executive Officer of the Findus Italy division of IGLO Group (2010 - 2012) prior to joining us in 2013. Michael P. Senackerib served as Senior Vice President and Chief Marketing Officer of Hertz Global Holdings, Inc. and The Hertz Corporation (2008 - 2011) prior to joining us in 2012. We have employed Mark R. Alexander, David B. Biegger, Ed Carolan, Anthony P. DiSilvestro, Denise M. Morrison and Robert W. Morrissey in an executive or managerial capacity for at least five years.
Prior to Mr. Dunn's tenure with Bolthouse Farms, he was Chief Executive Officer of Ubiquity Brands, LLC. Ubiquity Brands was the parent company of Jay Foods, Inc., a maker of salty snack foods, that voluntarily filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in October 2007.
There is no family relationship among any of our executive officers or between any such officer and any director that is first cousin or closer. All of the executive officers were elected at the November 2014 meeting of the Board of Directors, except Ed Carolan was appointed an executive officer at the March 2015 meeting with the appointment effective as of April 1, 2015, Adam G. Ciongoli was appointed an executive officer at the June 2015 meeting with the appointment effective as of July 13, 2015, and Jeff Dunn was appointed an executive officer at the January 2015 meeting with the appointment effective as of February 1, 2015.
PART II

Item 5.	Market for Registrant’s Capital Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market for Registrant’s Capital Stock
Our capital stock is listed and principally traded on the New York Stock Exchange. On September 15, 2015, there were 21,102 holders of record of our capital stock. Market price and dividend information with respect to our capital stock are set forth in Note 21 to the Consolidated Financial Statements. Future dividends will be dependent upon future earnings, financial requirements and other factors.
Return to Shareholders* Performance Graph
The following graph compares the cumulative total shareholder return (TSR) on our stock with the cumulative total return of the Standard & Poor’s 500 Stock Index (the S&P 500) and the Standard & Poor’s Packaged Foods Index (the S&P Packaged Foods Group). The graph assumes that $100 was invested on July 30, 2010, in each of our stock, the S&P 500 and the S&P Packaged Foods Group, and that all dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on July 31, 2015.

* Stock appreciation plus dividend reinvestment.

	2010	2011	2012	2013	2014	2015
Campbell	100	95	99	145	133	160
S&P 500	100	120	131	164	190	212
S&P Packaged Foods Group	100	120	131	178	188	235
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)		Average Price Paid Per Share (2)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions) (3)
5/4/15 - 5/31/15	378,000		$46.12		378,000	$582
6/1/15 - 6/30/15	380,000	(4)	$47.63	(4)	350,000	$565
7/1/15 - 8/2/15	335,300	(5)	$47.51	(5)	325,300	$550
Total	1,093,300		$47.07		1,053,300	$550
____________________________________

(1)	Includes 40,000 shares repurchased in open-market transactions to offset the dilutive impact to existing shareholders of issuances under stock compensation plans.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)
During the fourth quarter of 2015, we had a publicly announced strategic share repurchase program. Under this program, which was announced on June 23, 2011, our Board of Directors authorized the purchase of up to $1 billion of our stock. The program has no expiration date. We also expect to continue our longstanding practice, under separate authorization, of purchasing shares sufficient to offset shares issued under our incentive compensation plans.

(4)	Includes 30,000 shares repurchased in open-market transactions at an average price of $47.63 to offset the dilutive impact to existing shareholders of issuances under stock compensation plans.

(5)	Includes 10,000 shares repurchased in open-market transactions at an average price of $47.50 to offset the dilutive impact to existing shareholders of issuances under stock compensation plans.

Item 6. Selected Financial Data
FIVE-YEAR REVIEW — CONSOLIDATED

Fiscal Year	2015(1)	2014(2)	2013(3)	2012(4)	2011(5)
(Millions, except per share amounts)
Summary of Operations
Net sales	$8,082	$8,268	$8,052	$7,175	$7,143
Earnings before interest and taxes	1,095	1,192	1,080	1,155	1,212
Earnings before taxes	990	1,073	955	1,049	1,100
Earnings from continuing operations	691	726	680	724	749
Earnings (loss) from discontinued operations	—	81	(231)	40	53
Net earnings	691	807	449	764	802
Net earnings attributable to Campbell Soup Company	691	818	458	774	805
Financial Position
Plant assets - net	$2,347	$2,318	$2,260	$2,127	$2,103
Total assets	8,089	8,113	8,323	6,530	6,862
Total debt	4,095	4,015	4,453	2,790	3,084
Total equity	1,376	1,603	1,210	898	1,096
Per Share Data
Earnings from continuing operations attributable to Campbell Soup Company - basic	$2.21	$2.35	$2.19	$2.30	$2.28
Earnings from continuing operations attributable to Campbell Soup Company - assuming dilution	2.21	2.33	2.17	2.29	2.26
Net earnings attributable to Campbell Soup Company - basic	2.21	2.61	1.46	2.43	2.44
Net earnings attributable to Campbell Soup Company - assuming dilution	2.21	2.59	1.44	2.41	2.42
Dividends declared	1.248	1.248	1.16	1.16	1.145
Other Statistics
Capital expenditures	$380	$347	$336	$323	$272
Weighted average shares outstanding - basic	312	314	314	317	326
Weighted average shares outstanding - assuming dilution	313	316	317	319	329
____________________________________
(All per share amounts below are on a diluted basis)
The 2014 fiscal year consisted of 53 weeks. All other periods had 52 weeks.

(1)
The 2015 earnings from continuing operations attributable to Campbell Soup Company were impacted by a restructuring charge and administrative expenses of $78 million ($.25 per share) associated with restructuring and cost savings initiatives in 2015.

(2)
The 2014 earnings from continuing operations attributable to Campbell Soup Company were impacted by the following: a restructuring charge and related costs of $36 million ($.11 per share) associated with restructuring initiatives in 2014 and 2013; pension settlement charges of $14 million ($.04 per share) associated with a U.S. pension plan; a loss of $6 million ($.02 per share) on foreign exchange forward contracts used to hedge the proceeds from the sale of the European simple meals business; $7 million ($.02 per share) tax expense associated with the sale of the European simple meals business; and the estimated impact of the additional week of $25 million ($.08 per share). Earnings from discontinued operations included a gain of $72 million ($.23 per share) on the sale of the European simple meals business.

(3)
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

(4)
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

(5)
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
Description of the Company
Unless otherwise stated, the terms "we," "us","our" and the "company" refer to Campbell Soup Company and its consolidated subsidiaries.
We are a manufacturer and marketer of high-quality, branded convenience food products. Through 2015, we reported the results of operations in the following reportable segments: U.S. Simple Meals; Global Baking and Snacking; International Simple Meals and Beverages; U.S. Beverages; and Bolthouse and Foodservice.
In 2013, we acquired Bolthouse Farms and Plum. In 2014, we acquired Kelsen and divested our European simple meals business. Most recently, on June 29, 2015, we completed the acquisition of the assets of Garden Fresh Gourmet for $232 million, subject to post-closing adjustments. Garden Fresh Gourmet is a provider of refrigerated salsa in North America, and it also produces hummus, dips and tortilla chips. See Note 3 to the Consolidated Financial Statements for additional information on our recent acquisitions, and Note 4 to the Consolidated Financial Statements for additional information on our divestiture of the European simple meals business.
Key Strategies
Our long-term goal is to build shareholder value by driving sustainable, profitable net sales growth. Guided by our purpose - “Real Food That Matters For Life’s Moments,” we expect to deliver this goal by executing against a dual strategy of strengthening our core businesses while also expanding into faster-growing spaces.
New Enterprise Design
We recently implemented a new enterprise design that better aligns with our dual strategy. Under the new design, which we fully implemented at the beginning of 2016, our businesses are now organized in three divisions focused mainly on product categories. Each division also has a defined portfolio role. The new divisions and their portfolio roles are:

•
Americas Simple Meals and Beverages is our largest division. We expect to manage this division for moderate growth, consistent with the categories in which we operate, and for margin expansion. Americas Simple Meals and Beverages, which includes U.S. soup, will serve as a key economic engine for many years to come.

•
Global Biscuits and Snacks is focused on expanding in developed and developing markets while improving margins. This division unifies our Pepperidge Farm, Arnott’s and Kelsen businesses around the world.

•
Campbell Fresh includes Bolthouse Farms, Garden Fresh Gourmet and our refrigerated soup business. We plan to make focused investments in this division to accelerate sales growth and to expand into new categories in packaged fresh.

In support of our new enterprise design, we designed and implemented a new Integrated Global Services (IGS) organization to deliver shared services across the company. IGS became effective at the beginning of 2016 and is a key element in our efforts to reduce costs while also increasing our efficiency and effectiveness. We are also pursuing other initiatives to reduce costs, such as streamlining our organizational structure and adopting zero-based budgeting over time. In total, we expect the new IGS organization and our other cost savings initiatives to generate approximately $250 million in annual cost savings by the end of fiscal 2018. These savings are above and beyond our existing enabler program. See "Restructuring Charges and Cost Savings Initiatives" for additional information on these initiatives.
Dual Strategy
With this new enterprise design in place, we plan to pursue our dual strategy by:

•	Providing greater transparency about the food we make;

•	Further embracing digital marketing and e-commerce to connect with consumers and customers in new ways;

•	Increasing our focus on health and wellbeing; and

•	Expanding our presence in developing markets.

Providing Greater Product Transparency
On our www.whatsinmyfood.com website, we are providing consumers with a wide range of detail about how some of our foods and beverages are made and the choices behind the ingredients we use in those products. Initially focused on some of our top U.S. products, such as Campbell’s Condensed Tomato and Chicken Noodle soups, we plan to expand this site to include all of our major products in the U.S. and Canada in 2016, with designs to expand globally over the next three fiscal years. We anticipate this enhanced transparency will lead to, or accelerate, changes in our products, including our continued efforts to remove many artificial ingredients where feasible.
Embracing Digital Marketing and E-Commerce
We plan to complement the growing consumer shift to digital and mobile technologies by focusing a larger percentage of our marketing efforts on digital marketing and e-commerce. For example, in 2016 we expect to spend a larger portion of our overall media budget on digital media, while reducing our spending on traditional television media. We also plan to continue our focus on e-commerce capabilities in 2016.
Increasing Focus on Health and Wellbeing
Capitalizing on recent consumer and retailer trends towards fresh and/or healthy products, we plan to increase our focus on our fresh and packaged fresh products. While other parts of our business will continue to provide shelf-stable products that are appealing to health-conscious consumers, our new Campbell Fresh division has a diverse portfolio of fresh and packaged fresh offerings that should help retailers attract these important customers. We expect the Campbell Fresh division to provide us with the needed scale to better compete in the growing perimeter of traditional retail outlets. The recent acquisition of Garden Fresh Gourmet, which provides refrigerated salsa, hummus and dips, as well as tortilla chips, compliments Campbell Fresh’s existing portfolio.
Expanding Presence in Developing Markets
In 2016, we plan to continue to focus on expanding our presence in developing markets, especially our Global Biscuits and Snacks business in Asia. Our new enterprise design unifies all of our biscuit and snacks brands under a single integrated division - Global Biscuits and Snacks. We expect this new structure to help unlock the value of our biscuit and snack brands and to provide a platform to extend these brands across both faster growing developing markets, as well as our existing developed markets.
To support these four imperatives, we will continue to evaluate external development opportunities, ranging from acquisitions to strategic alliances such as joint ventures and other strategic partnerships.
Executive Summary
This Executive Summary provides significant highlights from the discussion and analysis that follows.

•	There were 53 weeks in 2014. There were 52 weeks in 2015 and 2013.

•	Net sales decreased 2% in 2015 to $8.082 billion, primarily due to the impact of currency translation and one less week compared to the prior year, partly offset by higher selling prices.

•
Gross profit, as a percent of sales, decreased to 34.7% from 35.1% a year ago. The decrease was primarily due to cost inflation and increased supply chain costs, partly offset by productivity improvements and higher selling prices.

•
Administrative expenses increased 3% to $593 million from $573 million a year ago. The current year included $22 million of costs related to the implementation of the new organizational structure and cost reduction initiatives, and higher incentive compensation costs, partially offset by savings from cost reduction and restructuring initiatives.

•
Earnings per share from continuing operations were $2.21 in 2015, compared to $2.33 a year ago. The current and prior year included expenses of $.25 and $.20 per share, respectively, from items impacting comparability as discussed below. The additional week contributed approximately $.08 per share to earnings from continuing operations in 2014.

Earnings from continuing operations attributable to Campbell Soup Company - 2015 Compared with 2014
The following items impacted the comparability of earnings and earnings per share:

•
In 2015, we incurred charges associated with our initiatives to implement a new enterprise design, to reduce costs and to streamline our organizational structure. We recorded a pre-tax restructuring charge of $102 million related to these initiatives. We also incurred pre-tax charges of $22 million recorded in Administrative expenses related to the implementation of the new organizational structure and cost reduction initiatives (aggregate impact of $78 million after tax, or $.25 per share). See Note 8 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information;

•
In 2014, we recognized pre-tax pension settlement charges in Cost of products sold of $22 million ($14 million after tax, or $.04 per share) associated with a U.S. pension plan. The settlements resulted from the level of lump sum distributions from the plan's assets in 2014, primarily due to the closure of the facility in Sacramento, California;

•
On October 28, 2013, we completed the sale of our simple meals business in Europe. In 2014, we recorded a loss of $9 million ($6 million after tax, or $.02 per share) on foreign exchange forward contracts used to hedge the proceeds from the sale of our European simple meals business. The loss was included in Other expenses. In addition, we recorded tax expense of $7 million ($.02 per share) associated with the sale of the business;

•
In 2014, we recorded a pre-tax restructuring charge of $54 million ($33 million after tax, or $.10 per share) associated with initiatives to streamline our salaried workforce in North America and our workforce in the Asia Pacific region; restructure manufacturing and streamline operations for our soup and broth business in China; improve supply chain efficiency in Australia; and reduce overhead across the organization. See Note 8 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information; and

•
In 2013, we implemented several initiatives to improve our U.S. supply chain cost structure and increase asset utilization across our U.S. thermal plant network; expand access to manufacturing and distribution capabilities in Mexico; improve our Pepperidge Farm bakery supply chain cost structure; and reduce overhead in North America. In 2014, we recorded a pre-tax restructuring charge of $1 million and restructuring-related costs of $3 million in Cost of products sold (aggregate impact of $3 million after tax, or $.01 per share) related to the 2013 initiatives. See Note 8 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information.

The items impacting comparability are summarized below:

	2015		2014
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations attributable to Campbell Soup Company	$691	$2.21	$737	$2.33

Restructuring charges and related costs/implementation costs	$(78)	$(.25)	$(36)	$(.11)
Pension settlement charges	—	—	(14)	(.04)
Loss on foreign exchange forward contracts	—	—	(6)	(.02)
Tax expense associated with sale of business	—	—	(7)	(.02)
Impact of items on earnings from continuing operations(1)	$(78)	$(.25)	$(63)	$(.20)
____________________________________

(1)	The sum of the individual per share amounts may not add due to rounding.
Earnings from continuing operations were $691 million ($2.21 per share) in 2015, compared to $737 million ($2.33 per share) in 2014. The additional week contributed approximately $25 million ($.08 per share) to earnings from continuing operations in 2014. After adjusting for the 53rd week and other items impacting comparability, earnings decreased primarily due to a lower gross margin percentage and the impact of currency translation, partially offset by an increase in sales on a constant currency basis, lower marketing and selling expenses, lower interest expense and a lower effective tax rate. Currency translation had a negative impact of $.06 on earnings per share in the current year. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding, primarily due to share repurchases under our strategic share repurchase program.
We sold our European simple meals business on October 28, 2013. See "Discontinued Operations" for additional information.
Earnings from continuing operations attributable to Campbell Soup Company - 2014 Compared with 2013
In addition to the 2014 items that impacted comparability of Earnings from continuing operations previously disclosed, the following items impacted the comparability of earnings and earnings per share:

•
In 2013, we implemented several initiatives to improve our U.S. supply chain cost structure and increase asset utilization across our U.S. thermal plant network; expand access to manufacturing and distribution capabilities in Mexico; improve our Pepperidge Farm bakery supply chain cost structure; and reduce overhead in North America. In 2013, we recorded a pre-tax restructuring charge of $51 million and restructuring-related costs of $91 million in Cost of products sold (aggregate impact of $90 million after tax, or $.28 per share) related to the 2013 initiatives. See Note 8 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information; and

•
In 2013, we incurred pre-tax transaction costs of $10 million ($7 million after tax, or $.02 per share) associated with the acquisition of Bolthouse Farms, which closed on August 6, 2012. The costs were included in Other expenses.

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
Earnings from continuing operations were $737 million ($2.33 per share) in 2014, compared to $689 million ($2.17 per share) in 2013. After adjusting for items impacting comparability, earnings increased primarily due to lower administrative expenses, the benefit of the additional week and lower marketing expenses, partly offset by a lower gross margin percentage, lower sales (excluding the impact of acquisitions and the 53rd week), and a higher effective tax rate. The additional week contributed approximately $25 million ($.08 per share) to earnings from continuing operations in 2014.
Net earnings (loss) attributable to noncontrolling interests
We own a 60% controlling interest in a joint venture formed with Swire Pacific Limited to support the development of our soup and broth business in China. The joint venture began operations on January 31, 2011. In 2014, together with our joint venture partner, we agreed to restructure manufacturing and streamline operations for our soup and broth business in China. The after-tax restructuring charge attributable to the noncontrolling interest was $5 million.
We also own a 70% controlling interest in a Malaysian food products manufacturing company.
The noncontrolling interests' share in the net earnings (loss) was included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings.
DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

				% Change
(Millions)	2015	2014	2013	2015/2014	2014/2013
U.S. Simple Meals	$2,930	$2,944	$2,849	—%	3%
Global Baking and Snacking	2,375	2,440	2,273	(3)	7
International Simple Meals and Beverages	700	780	869	(10)	(10)
U.S. Beverages	689	723	742	(5)	(3)
Bolthouse and Foodservice	1,388	1,381	1,319	1	5
	$8,082	$8,268	$8,052	(2)%	3%

An analysis of percent change of net sales by reportable segment follows:

2015 versus 2014	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages (3)	U.S. Beverages	Bolthouse and Foodservice (3)	Total (3)
Volume and Mix	—%	2%	1%	(3)%	2%	—%
Price and Sales Allowances	1	1	1	1	—	1
Increased Promotional Spending(1)	—	—	(1)	(1)	—	—
Currency	—	(4)	(9)	—	(1)	(2)
Net Accounting(2)	—	—	(1)	—	—	—
Acquisitions	—	—	—	—	1	—
Estimated Impact of 53rd week	(1)	(2)	(2)	(2)	(2)	(2)
	—%	(3)%	(10)%	(5)%	1%	(2)%

2014 versus 2013	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages (3)	Bolthouse and Foodservice	Total
Volume and Mix	—%	1%	(2)%	(5)%	3%	—%
Price and Sales Allowances	2	2	(1)	—	—	1
Decreased/(Increased) Promotional Spending(1)	(2)	(3)	—	1	(1)	(2)
Currency	—	(3)	(6)	—	—	(1)
Net Accounting(2)	—	—	(3)	—	—	—
Acquisitions	2	8	—	—	1	3
Estimated Impact of 53rd week	1	2	2	2	2	2
	3%	7%	(10)%	(3)%	5%	3%
__________________________________________

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

(2)
Beginning in 2014, revenue in Mexico is presented on a net accounting basis in connection with a new business model under which the cost of certain services provided by our suppliers is netted against revenue.

(3)	Sum of the individual amounts does not add due to rounding.
In 2015, U.S. Simple Meals sales were comparable to the year-ago period. U.S. soup sales declined 3%, with 1% due to the impact of the 53rdweek. Further details of U.S. soup include:

•	Sales of Campbell’s condensed soups decreased 3%, with declines in both eating and cooking varieties. Lower volumes were partially offset by higher selling prices and reduced promotional spending.

•	Sales of ready-to-serve soups decreased 5%.

•	Broth sales increased 3% due to gains in aseptically-packaged broth, partially offset by declines in canned broth.
Sales of other simple meals increased 5%, primarily due to growth in Prego pasta sauces, Plum products and Campbell's dinner sauces, partially offset by lower sales in other simple meal products.
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

In 2015, Global Baking and Snacking sales decreased 3%. In Arnott's, sales decreased due to the impact of currency translation. Excluding the impact of currency translation, sales of Arnott's products increased due to volume gains and higher selling prices in Australia and Indonesia. Pepperidge Farm sales declined primarily due to the impact of the 53rdweek. Excluding the impact of the 53rdweek, Pepperidge Farm sales increased due to gains in fresh bakery, and crackers and cookies, partially offset by declines in frozen products.
In 2014, Global Baking and Snacking sales increased 7%. The acquisition of Kelsen contributed $193 million to sales, or 8 points of growth. Excluding the impact of the acquisition and the benefit of the 53rd week, sales decreased primarily due to the impact of currency translation. Excluding the benefit of the 53rd week, Pepperidge Farm sales increased slightly with growth in fresh bakery and Goldfish crackers, partially offset by declines in adult cracker varieties and frozen products. In fresh bakery, sales increased due to gains in sandwich bread and rolls. In Arnott's, sales decreased primarily due to the impact of currency translation and sales declines in Australia in savory and chocolate varieties, partially offset by strong gains in Indonesia and the benefit of the 53rd week. In 2014, we increased trade spending in Arnott's and Pepperidge Farm to remain competitive.
In 2015, International Simple Meals and Beverages sales decreased 10%. In Canada, sales decreased due to the impact of currency translation and declines in beverages, partially offset by gains in baked snacks. In the Asia Pacific region, sales declined due to the impact of currency translation and the 53rd week. In Latin America, sales declined due in part to the impact of presenting revenue on a net basis and currency translation.
In 2014, International Simple Meals and Beverages sales decreased 10%. In Canada, sales decreased due to the impact of currency translation and declines in beverages, partly offset by gains in snacks. In Latin America, sales declined due to the impact of presenting revenue on a net basis and lower selling prices in Mexico. In the Asia Pacific region, sales decreased primarily due to the impact of currency translation and declines in Australia, primarily in soup, partially offset by gains in Malaysia.
In 2015, U.S. Beverages, sales decreased 5%, primarily due to declines in V8 V-Fusion beverages and V8 vegetable juice, partially offset by gains in V8 Splash beverages. U.S. Beverages continued to be under pressure from category weakness in shelf-stable juices, as well as from competition from specialty beverages and packaged fresh juices.
In 2014, U.S. Beverages sales decreased 3%, primarily from declines in V8 V-Fusion multi-serve beverages and softness in single-serve beverages, due in part to the transition in 2014 to a new distribution network for the immediate consumption channel. U.S. Beverages continued to be under pressure from category weakness in shelf-stable juices, as well as from competition from specialty beverages and packaged fresh juices.
In 2015, Bolthouse and Foodservice sales increased 1%, primarily due to gains in Bolthouse premium refrigerated beverages and salad dressings; and the acquisition of Garden Fresh Gourmet, which was acquired on June 29, 2015; partially offset by declines in Bolthouse carrots, juice concentrate and fiber. North America Foodservice sales were comparable, as volume gains and higher selling prices were offset by the impact of currency translation and the 53rdweek.
In 2014, Bolthouse and Foodservice sales increased 5%. The increase was due in part to the benefit of the 53rd week and the additional week of Bolthouse sales in 2014 as the business was acquired one week into 2013. Excluding the additional week of Bolthouse in 2014 and the benefit of the 53rd week, segment sales increased as gains in Bolthouse beverages and salad dressings were partially offset by declines in North America Foodservice. The North America Foodservice decline was due to volume declines in fresh soup sold at retail perimeter and the impact of currency translation.

Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased by $93 million in 2015 from 2014 and decreased by $14 million in 2014 from 2013. As a percent of sales, gross profit was 34.7% in 2015, 35.1% in 2014 and 36.2% in 2013.
The 0.4 and 1.1 percentage-point decreases in gross margin percentage in 2015 and 2014, respectively, were due to the following factors:

	2015	2014
Cost inflation, supply chain costs and other factors	(2.7)%	(2.5)%
Mix	(0.3)	(0.4)
Higher level of promotional spending	(0.1)	(1.1)
Reduction in restructuring-related costs	—	1.1
Impact of acquisitions (including Plum recall in 2014)	0.3	(0.6)
Pension settlement charges in 2014(1)	0.3	(0.3)
Higher selling prices	0.5	0.7
Productivity improvements	1.6	2.0
	(0.4)%	(1.1)%
__________________________________________

(1)	See Note 11 to the Consolidated Financial Statements for additional information on the pension settlement charges.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 10.9% in 2015, 11.3% in 2014 and 11.8% in 2013. Marketing and selling expenses decreased 6% in 2015 from 2014. The decrease was primarily due to the impact of currency translation (approximately 2 percentage points); lower advertising and consumer promotion expenses (approximately 2 percentage points); lower marketing overhead expenses (approximately 1 percentage point); and and lower selling expenses (approximately 1 percentage point). The decline in advertising expenses was primarily in U.S. Simple Meals and U.S. Beverages, partially offset by an increase in Global Baking and Snacking. Marketing and selling expenses decreased 1% in 2014 from 2013. The decrease was primarily due to lower advertising and consumer promotion expenses (approximately 2 percentage points); the impact of currency translation (approximately 1 percentage point); lower marketing overhead expenses (approximately 1 percentage point); and lower selling expenses (approximately 1 percentage point), partially offset by the impact of acquisitions (approximately 4 percentage points).
Administrative Expenses
Administrative expenses as a percent of sales were 7.3% in 2015, 6.9% in 2014 and 8.4% in 2013. Administrative expenses increased 3% in 2015 from 2014. The increase was primarily due to costs of $22 million in 2015 related to the implementation of the new organizational structure and cost reduction initiatives (approximately 4 percentage points) and higher incentive compensation costs (approximately 4 percentage points), partially offset by savings from cost reduction and restructuring initiatives (approximately 3 percentage points) and the impact of currency translation (approximately 2 percentage points). Administrative expenses decreased 15% in 2014 from 2013. The decrease was primarily due to lower incentive compensation costs (approximately 13 percentage points); cost savings from restructuring initiatives (approximately 3 percentage points); and lower pension and other benefit expenses (approximately 2 percentage points), partially offset by the impact of acquisitions (approximately 3 percentage points).
Research and Development Expenses
Research and development expenses decreased $8 million, or 7%, in 2015 from 2014. The decrease was primarily due to savings from cost reduction and restructuring initiatives (approximately 7 percentage points). Research and development expenses decreased $7 million, or 5%, in 2014 from 2013. The decrease was primarily due to lower incentive compensation costs (approximately 4 percentage points) and cost savings from restructuring initiatives (approximately 3 percentage points), partially offset by the impact of acquisitions (approximately 3 percentage points).
Other Expenses/(Income)
Other expenses in 2015 included $17 million of amortization of intangible assets and an impairment charge of $6 million related to minor trademarks used in the Global Baking and Snacking segment. The impairment charge was recorded as a result of our annual review of intangible assets. Other expenses in 2014 included a loss of $9 million on foreign exchange forward contracts used to hedge the proceeds from the sale of the European simple meals business and $18 million of amortization of intangible assets. Other expenses in 2013 included $10 million of transaction costs associated with the acquisition of Bolthouse Farms and $14 million of amortization of intangible assets.

Operating Earnings
Segment operating earnings decreased 5% in 2015 from 2014. Segment operating earnings were comparable in 2014 and 2013.
An analysis of operating earnings by segment follows:

				% Change
(Millions)	2015	2014	2013	2015/2014	2014/2013
U.S. Simple Meals	$677	$714	$731	(5)%	(2)%
Global Baking and Snacking	350	332	316	5	5
International Simple Meals and Beverages	80	106	108	(25)	(2)
U.S. Beverages	113	127	120	(11)	6
Bolthouse and Foodservice	107	117	116	(9)	1
	1,327	1,396	1,391	(5)%	—%
Unallocated corporate expenses	(130)	(149)	(260)
Restructuring charges(1)	(102)	(55)	(51)
Earnings before interest and taxes	$1,095	$1,192	$1,080
__________________________________________

(1)	See Note 8 to the Consolidated Financial Statements for additional information on restructuring charges.
Earnings from U.S. Simple Meals decreased 5% in 2015 versus 2014. The decrease was due to cost inflation and higher supply chain costs, and the impact of the 53rd week, partially offset by productivity improvements, lower marketing expenses, higher selling prices and the benefit of lapping the Plum recall in the prior year.
Earnings from U.S. Simple Meals decreased 2% in 2014 versus 2013. The decrease was primarily due to a lower gross margin percentage and expenses related to the Plum product recall in November 2013, partly offset by lower administrative expenses, lower marketing expenses and the benefit of the additional week.
Earnings from Global Baking and Snacking increased 5% in 2015 versus 2014. The increase was primarily due to productivity improvements, higher selling prices and sales volume gains, partially offset by cost inflation and higher supply chain costs, increased marketing expenses and the impact of currency translation. The operating earnings increase reflected improvement in Kelsen due to lapping the negative impact of purchase accounting in 2014 and growth in Pepperidge Farm, partly offset by lower earnings in Arnott's, which were impacted by currency translation.
Earnings from Global Baking and Snacking increased 5% in 2014 versus 2013. Operating earnings increased primarily due to lower administrative expenses, the Kelsen acquisition, lower marketing expenses and the benefit of the additional week, partially offset by a lower gross margin percentage and the impact of currency translation. The operating earnings increase reflected growth in Pepperidge Farm and the addition of Kelsen's operating results, partly offset by lower earnings in Arnott’s.
Earnings from International Simple Meals and Beverages decreased 25% in 2015 versus 2014. The decrease was primarily due to the adverse impact of currency movements on input costs and the impact of currency translation.
Earnings from International Simple Meals and Beverages decreased 2% in 2014 versus 2013. The decrease in operating earnings was primarily due to lower sales volume and the impact of currency translation, partly offset by lower administrative expenses, a higher gross margin percentage and lower selling expenses.
Earnings from U.S. Beverages decreased 11% in 2015 versus 2014, primarily due to a lower gross margin percentage and sales volume declines, partially offset by a reduction in marketing expenses.
Earnings from U.S. Beverages increased 6% in 2014 versus 2013, primarily due to lower administrative and marketing expenses, partly offset by a lower gross margin percentage and sales volume declines.
Earnings from Bolthouse and Foodservice decreased 9% in 2015 versus 2014. The decrease was primarily due to a lower gross margin percentage in Bolthouse carrots, juice concentrate and fiber, reflecting higher carrot costs due in part to adverse weather, partly offset by an improvement in gross margin percentage in Bolthouse premium refrigerated beverages and salad dressings, reflecting lower promotional spending.
Earnings from Bolthouse and Foodservice increased 1% in 2014 versus 2013. The increase was primarily due to lower administrative expenses, the increase in sales and the benefit of the 53rd week, partly offset by a lower gross margin percentage and increased marketing investment for Bolthouse Farms.
Unallocated corporate expenses in 2015 included costs of $22 million related to the implementation of our new organizational structure and cost reduction initiatives. Unallocated corporate expenses in 2014 included pension settlement charges of $22 million associated with a U.S. pension plan. The settlements resulted from the level of lump sum distributions from the plan's assets in 2014, primarily due to the closure of the facility in Sacramento, California. In addition, 2014 included a $9 million loss on foreign exchange forward contracts related to the sale of the European simple meals business and $3 million of restructuring-related costs. The remaining change was primarily due to lower losses on open commodity hedges in 2015. Unallocated corporate expenses in 2013 included $91 million of restructuring-related costs and $10 million of transaction costs associated with the Bolthouse Farms acquisition. The remaining decrease in expenses in 2014 from 2013 was primarily due to lower incentive compensation costs and gains on foreign exchange transactions.
Interest Expense/Income
Interest expense decreased to $108 million in 2015 from $122 million in 2014, reflecting lower average levels of debt.
Interest expense decreased to $122 million in 2014 from $135 million in 2013, reflecting lower interest rates on the debt portfolio. Interest income decreased to $3 million from $10 million in 2013, primarily due to lower levels of cash and cash equivalents.
Taxes on Earnings
The effective tax rate was 30.2% in 2015, 32.3% in 2014 and 28.8% in 2013. In 2015, we recognized a tax benefit of $46 million on $124 million of restructuring charges and implementation costs. In 2014, we recognized a tax benefit of $8 million on $22 million of pension settlement charges associated with a U.S. pension plan. In addition, 2014 also included a tax benefit of $17 million on $58 million of restructuring charges and related costs, a tax expense of $7 million associated with the sale of the European simple meals business and a tax benefit of $3 million on a loss of $9 million on foreign exchange forward contracts used to hedge the proceeds from the sale of the business. After adjusting for items impacting comparability, the remaining decrease in the effective rate in 2015 was primarily due to the favorable resolution of an intercompany pricing agreement between the U.S. and Canada.
In 2013, we recognized a tax benefit of $55 million on $152 million of restructuring charges and related costs and acquisition transaction costs. After adjusting for items impacting comparability, the remaining increase in the effective rate in 2014 was primarily due to the 2013 rate benefiting from lower taxes on foreign earnings and the favorable settlement of state tax matters.
Restructuring Charges and Cost Savings Initiatives
2015 Initiatives
On January 29, 2015, we announced plans to implement a new enterprise design focused mainly on product categories. Under the new design, which we fully implemented at the beginning of 2016, our businesses are organized in the following divisions: Americas Simple Meals and Beverages, Global Biscuits and Snacks, and Campbell Fresh.
In support of the new enterprise design, we designed and implemented a new IGS organization to deliver shared services across the company. IGS, which became effective at the beginning of 2016, is expected to reduce costs while increasing our efficiency and effectiveness. We are also pursuing other initiatives to reduce costs and increase effectiveness, such as streamlining our organizational structure and adopting zero-based budgeting over time.
As part of these initiatives, we commenced a voluntary employee separation program available to certain U.S.-based salaried employees nearing retirement who met age, length-of-service and business unit/function criteria. A total of 471 employees elected the program. The electing employees remained with us through July 31, 2015, with some remaining beyond July 31. We also implemented an initiative to reduce overhead across the organization by eliminating approximately 230 positions. In 2015, we recorded a restructuring charge of $102 million related to these initiatives.
Finally, we incurred charges of $22 million recorded in Administrative expenses related to the implementation of the new organizational structure and cost reduction initiatives.
The aggregate after-tax impact of restructuring charges and implementation and other costs recorded in 2015 was $78 million, or $.25 per share. A summary of the pre-tax costs associated with the 2015 initiatives is as follows:

(Millions)	Recognized as of August 2, 2015
Severance pay and benefits	$94
Implementation and other costs	30
Total	$124
The total estimated pre-tax costs for the 2015 initiatives are approximately $250 million to $325 million. We expect the costs to consist of approximately $150 million to $163 million in severance pay and benefits, and approximately $100 million to $162 million in implementation and other costs.We expect the total pre-tax costs related to the 2015 initiatives will be associated with segments as follows: U.S. Simple Meals - approximately 21%; Global Baking and Snacking - approximately 28%; International Simple Meals and Beverages - approximately 6%; U.S. Beverages - approximately 5%; Bolthouse and Foodservice - approximately 5%; and Corporate - approximately 35%.
We expect substantially all costs to be cash expenditures, except for $7 million of non-cash postretirement and pension curtailment costs. We expect to incur the costs through 2018, and fund the costs through cash and short-term borrowings.
We expect the 2015 initiatives to generate pre-tax savings of approximately $145 million in 2016, and once fully implemented, annual ongoing savings of approximately $250 million beginning in 2018. In 2015, pre-tax savings were $85 million.
Segment operating results do not include restructuring charges and implementation and other costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs incurred to date associated with segments is as follows:

(Millions)	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Corporate	Total
Severance pay and benefits	$33	$41	$5	$8	$4	$3	$94
Implementation and other costs	5	2	—	1	—	22	30
	$38	$43	$5	$9	$4	$25	$124
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

•
Together with our joint venture partner Swire Pacific Limited, we restructured manufacturing and streamlined operations for our soup and broth business in China. As a result, certain assets were impaired, and approximately 100 positions were eliminated.

•
In Australia, we implemented an initiative to improve supply chain efficiency by relocating production from our biscuit plant in Marleston to Huntingwood. The relocation will continue through 2017 and will result in the elimination of approximately 90 positions.

•	We implemented an initiative to reduce overhead across the organization by eliminating approximately 85 positions. The actions were completed in 2015.
In 2014, we recorded a restructuring charge of $54 million ($33 million after tax, or $.10 per share, in earnings from continuing operations attributable to Campbell Soup Company) related to the 2014 initiatives.
A summary of the pre-tax costs associated with the 2014 initiatives is as follows:

(Millions)	Total Program
Severance pay and benefits	$41
Asset impairment	12
Other exit costs	1
Total	$54
As of the fourth quarter of 2015, we incurred substantially all of the costs related to the 2014 initiatives. Of the aggregate $54 million of pre-tax costs, approximately $41 million represented cash expenditures. In addition, we expect to invest approximately $6 million in capital expenditures, primarily to relocate biscuit production and packaging capabilities, of which we invested approximately $3 million as of August 2, 2015. We do not expect the remaining cash outflows related to these restructuring initiatives to have a material adverse impact on our liquidity.
The 2014 initiatives generated pre-tax savings of approximately $26 million in 2014 and $57 million in 2015. We expect to generate annual ongoing savings of approximately $65 million beginning in 2016.
Segment operating results do not include restructuring charges because we evaluate segment performance excluding such charges. The total pre-tax costs of $54 million associated with segments were as follows: U.S. Simple Meals - $8 million; Global Baking and Snacking - $23 million; International Simple Meals and Beverages - $18 million; U.S. Beverages - $2 million; Bolthouse and Foodservice - $2 million; and Corporate - $1 million.

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
A summary of the pre-tax costs associated with the 2013 initiatives is as follows:

(Millions)	Total Program
Severance pay and benefits	$35
Accelerated depreciation/asset impairment	99
Other exit costs	12
Total	$146
As of the fourth quarter of 2015, we substantially completed the 2013 initiatives. Of the aggregate $146 million of pre-tax costs, approximately $43 million represented cash expenditures. In addition, we invested approximately $30 million in capital expenditures as of August 2, 2015, primarily to relocate and refurbish a beverage filling and packaging line, and relocate bread production.
Beginning in 2015, the 2013 initiatives generated annual ongoing pre-tax savings of approximately $40 million. In 2014, savings were approximately $30 million.
Segment operating results do not include restructuring charges and related costs because we evaluate segment performance excluding such charges. The total pre-tax costs of $146 million associated with segments were as follows: U.S. Simple Meals - $90 million; Global Baking and Snacking - $14 million; International Simple Meals and Beverages - $9 million; U.S. Beverages - $31 million; and Bolthouse and Foodservice - $2 million.
See Note 8 to the Consolidated Financial Statements for additional information.
Discontinued Operations
On October 28, 2013, we completed the sale of our European simple meals business to Soppa Investments S.à r.l., an affiliate of CVC Capital Partners. The all-cash preliminary sale price was €400 million, or $548 million, and was subject to certain post-closing adjustments, which resulted in a $14 million reduction of proceeds. We recognized a pre-tax gain of $141 million ($72 million after tax, or $.23 per share) in 2014.
We have reflected the results of the European simple meals business as discontinued operations in the Consolidated Statements of Earnings. The business was historically included in the International Simple Meals and Beverages segment.

Results of discontinued operations were as follows:

(Millions)	2014	2013
Net sales	$137	$532

Gain on sale of the European simple meals business	$141	$—
Impairment on the European simple meals business	—	(396)
Earnings from operations, before taxes	14	65
Earnings (loss) before taxes	$155	$(331)
Taxes on earnings	(74)	100
Earnings (loss) from discontinued operations	$81	$(231)
In the fourth quarter of 2013, we recorded an impairment charge on the intangible assets of this business of $396 million ($263 million after tax, or $.83 per share). In addition, we recorded $18 million in tax expense ($.06 per share) representing taxes on the difference between the book value and tax basis of the business. See also Notes 4 and 6 to the Consolidated Financial Statements for additional information.
LIQUIDITY AND CAPITAL RESOURCES
We expect foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations; long-term borrowings; short-term borrowings, including commercial paper; and cash and cash equivalents. We believe that our sources of financing will be adequate to meet our future requirements.
We generated cash from operations of $1.182 billion in 2015, compared to $899 million in 2014. The increase in 2015 was primarily due to lower working capital requirements, taxes paid in 2014 on the divestiture of the European simple meals business and lower pension contributions in 2015, partially offset by lower cash earnings.
We generated cash from operations of $899 million in 2014, compared to $1.019 billion in 2013. The decrease in 2014 was primarily due to lower cash earnings and taxes paid on the divestiture of the European simple meals business, partly offset by lower working capital requirements.
Capital expenditures were $380 million in 2015, $347 million in 2014 and $336 million in 2013. Capital expenditures are expected to total approximately $350 million in 2016. Capital expenditures in 2015 included a cracker capacity expansion at Pepperidge Farm (approximately $36 million); a Bolthouse Farms beverage and salad dressing capacity expansion project (approximately $33 million); the ongoing initiative to simplify the soup-making process in North America (also known as the soup common platform initiative) (approximately $30 million); a Bolthouse Farms warehouse capacity expansion project (approximately $13 million); biscuit capacity expansion in Indonesia (approximately $13 million); continued enhancement of our corporate headquarters (approximately $12 million); and aseptic broth capacity expansion (approximately $6 million). Capital expenditures in 2014 included capacity expansion at Pepperidge Farm (approximately $48 million); the ongoing soup common platform initiative in North America (approximately $22 million); broth capacity expansion (approximately $15 million); continued enhancement of our corporate headquarters (approximately $12 million); a flexible beverage production line for Bolthouse Farms (approximately $11 million); the refurbishment of a beverage filling and packaging line for the U.S. Beverages business (approximately $10 million); the packing automation and capacity expansion projects at one of our Australian biscuit plants (approximately $10 million); and an advanced planning system in North America (approximately $4 million). Capital expenditures in 2013 included the soup capacity expansion project for the North America Foodservice business (approximately $42 million); capacity expansion at Pepperidge Farm (approximately $38 million); the ongoing soup common platform initiative in North America (approximately $20 million); the packing automation and capacity expansion projects at one of our Australian biscuit plants (approximately $19 million); and an advanced planning system in North America (approximately $11 million).
On June 29, 2015, we completed the acquisition of the assets of Garden Fresh Gourmet. The purchase price was $232 million, subject to post-closing adjustments, and was funded through the issuance of commercial paper.
On August 8, 2013, we completed the acquisition of Kelsen. The final all-cash purchase price was $331 million and was funded through the issuance of commercial paper.
On June 13, 2013, we completed the acquisition of Plum. The final all-cash purchase price was $249 million, and was funded through the issuance of commercial paper.
In March 2015, we issued $300 million of 3.30% notes that mature on March 19, 2025. Interest on the notes is due semi-annually on March 19 and September 19, commencing on September 19, 2015. The notes may be redeemed in whole, or in part, at our option at any time at the applicable redemption price. In certain circumstances, we may be required to repurchase some or all of the notes upon a change in control of our company and a downgrade of the notes below investment grade. The net proceeds were used for general corporate purposes.
Long-term borrowings in 2013 included:

•
$400 million floating rate notes that matured on August 1, 2014. Interest on the notes was based on 3-month U.S. dollar LIBOR plus 0.30%. Interest was payable quarterly and commenced on November 1, 2012;

•
$450 million of 2.50% notes that mature on August 2, 2022. Interest is payable semi-annually and commenced on February 2, 2013. We may redeem the notes in whole or in part at any time at a redemption price of 100% of the principal amount plus accrued interest or an amount designed to ensure that the note holders are not penalized by the early redemption; and

•
$400 million of 3.80% notes that mature on August 2, 2042. Interest is payable semi-annually and commenced on February 2, 2013. We may redeem the notes in whole or in part at any time at a redemption price of 100% of the principal amount plus accrued interest or an amount designed to ensure that the note holders are not penalized by the early redemption.

The net proceeds from these issuances were used to fund the acquisition of Bolthouse Farms in 2013 for $1.561 billion. The balance of the purchase price was funded through the issuance of commercial paper.
Dividend payments were $394 million in 2015, $391 million in 2014 and $367 million in 2013. Annual dividends declared were $1.248 per share in 2015 and 2014 and $1.16 per share in 2013. The 2015 fourth quarter rate was $.312 per share.
We repurchased approximately 5 million shares at a cost of $244 million in 2015, approximately 2 million shares at a cost of $76 million in 2014, and approximately 4 million shares at a cost of $153 million in 2013. In June 2011, our Board of Directors authorized the purchase of up to $1 billion of our stock. Of the amount spent in 2015, $200 million was used to repurchase shares pursuant to our June 2011 publicly announced share repurchase program. Approximately $550 million remained available to repurchase shares under our June 2011 repurchase program as of August 2, 2015. The program has no expiration date. We also expect to continue our longstanding practice, under separate authorization, of purchasing shares sufficient to offset shares issued under incentive compensation plans. See “Market for Registrant's Capital Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities” for more information.
At August 2, 2015, we had $1.543 billion of short-term borrowings due within one year, of which $1.532 billion was comprised of commercial paper borrowings. As of August 2, 2015, we issued $50 million of standby letters of credit. We have a committed revolving credit facility totaling $2.2 billion that matures in December 2018. This facility remained unused at August 2, 2015, except for $3 million of standby letters of credit that we issued under it. This revolving credit facility supports our commercial paper programs and other general corporate purposes. We may also increase the commitment under the credit facility up to an additional $500 million, upon the agreement of either existing lenders or of additional banks not currently parties to the existing credit agreements.
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
CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
Contractual Obligations
The following table summarizes our obligations and commitments to make future payments under certain contractual obligations as of August 2, 2015. For additional information on debt, see Note 13 to the Consolidated Financial Statements. Operating leases are primarily entered into for warehouse and office facilities and certain equipment. Purchase commitments represent purchase orders and long-term purchase arrangements related to the procurement of ingredients, supplies, machinery, equipment and services. These commitments are not expected to have a material impact on liquidity. Other long-term liabilities primarily represent payments related to deferred compensation obligations. For additional information on other long-term liabilities, see Note 19 to the Consolidated Financial Statements.

	Contractual Payments Due by Fiscal Year
(Millions)	Total	2016	2017-2018	2019-2020	Thereafter
Debt obligations(1)	$4,103	$1,543	$402	$301	$1,857
Interest payments(2)	885	103	190	159	433
Derivative payments(3)	20	12	8	—	—
Purchase commitments	1,004	778	97	76	53
Operating leases	139	38	48	32	21
Other long-term payments(4)	212	—	103	37	72
Total long-term cash obligations	$6,363	$2,474	$848	$605	$2,436
_______________________________________

(1)	Excludes unamortized net discount/premium on debt issuances. For additional information on debt obligations, see Note 13 to the Consolidated Financial Statements.

(2)
Interest payments for short-term borrowings are calculated based on par values and rates of contractually obligated issuances at fiscal year end. Interest payments on long-term debt are based on principal amounts and fixed coupon rates at fiscal year end.

(3)
Represents payments of cross-currency swaps, forward exchange contracts, commodity contracts and deferred compensation hedges. Contractual payments for cross-currency swaps represent future discounted cash payments based on forward interest and spot foreign exchange rates.

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

Off-Balance Sheet Arrangements and Other Commitments
We guarantee approximately 2,000 bank loans to Pepperidge Farm independent sales distributors by third-party financial institutions used to purchase distribution routes. The maximum potential amount of the future payments under existing guarantees we could be required to make is $192 million. Our guarantees are indirectly secured by the distribution routes. We do not believe that it is probable that we will be required to make guarantee payments as a result of defaults on the bank loans guaranteed. See also Note 18 to the Consolidated Financial Statements for information on off-balance sheet arrangements.
INFLATION
In 2015, inflation in cost of products sold was higher than 2014, and 2014 was higher than 2013. We continue to use a number of strategies to mitigate the effects of cost inflation including increasing prices, commodity hedging and pursuing cost productivity initiatives such as global procurement strategies and capital investments that improve the efficiency of operations.
MARKET RISK SENSITIVITY
The principal market risks to which we are exposed are changes in foreign currency exchange rates, interest rates and commodity prices. In addition, we are exposed to equity price changes related to certain deferred compensation obligations. We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. International operations, which accounted for 21% of 2015 net sales, are concentrated principally in Australia and Canada. We manage our foreign currency exposures by borrowing in various foreign currencies and utilizing cross-currency swaps and forward contracts. We enter into cross-currency swaps and forward contracts for periods consistent with related underlying exposures, and the contracts do not constitute positions independent of those exposures. We do not enter into contracts for speculative purposes and do not use leveraged instruments.
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of diesel fuel, wheat, soybean oil, aluminum, natural gas, cocoa, butter, corn and cheese, which impact the cost of raw materials.
The information below summarizes our market risks associated with debt obligations and other significant financial instruments as of August 2, 2015. Fair values included herein have been determined based on quoted market prices or pricing models using current market rates. The information presented below should be read in conjunction with Notes 13 through 15 to the Consolidated Financial Statements.

The following table presents principal cash flows and related interest rates by fiscal year of maturity for debt obligations. Interest rates disclosed on variable-rate debt represent the weighted-average rates at August 2, 2015. Notional amounts and related interest rates of interest rate swaps are presented by fiscal year of maturity. For the swaps, variable rates are the weighted-average forward rates for the term of each contract.

	Expected Fiscal Year of Maturity							Fair Value of Liabilities
(Millions)	2016	2017	2018	2019	2020	Thereafter	Total
Debt(1)
Fixed rate	$10	$401	$1	$301	$—	$1,857	$2,570	$2,633
Weighted-average interest rate	0.23%	3.05%	2.40%	4.50%	—%	4.08%	3.95%
Variable rate(2)	$1,533	$—	$—	$—	$—	$—	$1,533	$1,533
Weighted-average interest rate	0.58%	—%	—%	—%	—%	—%	0.58%
Interest Rate Swaps
Cash-flow swaps
Variable to fixed	$—	$—	$300	$—	$—	$—	$300	$8
Average pay rate	—%	—%	3.09%	—%	—%	—%	3.09%
Average receive rate	—%	—%	2.75%	—%	—%	—%	2.75%
_______________________________________

(1)	Excludes unamortized net premium/discount on debt issuances.

(2)	Represents $1.532 billion of USD borrowings and $1 million equivalent of borrowings in other currencies.
As of August 3, 2014, fixed-rate debt of approximately $2.57 billion with an average interest rate of 3.94% and variable-rate debt of approximately $1.45 billion with an average interest rate of 0.42% were outstanding. As of August 3, 2014, we had swapped $250 million of variable-rate debt to fixed. The average rate to be received on these swaps was 2.73%, and the average rate to be paid was estimated to be 2.18% over the remaining life of the swaps. The swaps matured in 2015.
We are exposed to foreign exchange risk related to our international operations, including non-functional currency intercompany debt and net investments in subsidiaries. The following table summarizes the cross-currency swaps outstanding as of August 2, 2015, which hedge such exposures. The notional amount of each currency and the related weighted-average forward interest rate are presented in the Cross-Currency Swaps table.
Cross-Currency Swaps

(Millions)	Fiscal Year of Expiration	Interest Rate	Notional Value	Fair Value
Pay variable CAD	2016	0.93%	$10	$2
Receive variable USD		0.82%
Pay variable CAD	2016	0.94%	$64	$10
Receive variable USD		0.82%
Pay variable AUD	2016	2.82%	$31	$6
Receive variable USD		1.04%
Pay variable CAD	2017	1.16%	$73	$11
Receive variable USD		1.29%
Pay variable CAD	2017	1.15%	$72	$11
Receive variable USD		1.29%
Total			$250	$40
The cross-currency swap contracts outstanding at August 3, 2014, represented two pay variable AUD/receive variable USD swaps with notional values totaling $86 million and five pay variable CAD/receive variable USD swaps with notional values totaling $273 million. The aggregate notional value of these swap contracts was $359 million as of August 3, 2014, and the aggregate fair value of these swap contracts was a loss of $6 million as of August 3, 2014.
We are also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries, including subsidiary debt. We utilize foreign exchange forward purchase and sale contracts to hedge these exposures. The following table summarizes the foreign exchange forward contracts outstanding and the related weighted-average contract exchange rates as of August 2, 2015.

Forward Exchange Contracts

(Millions)	Notional Value	Average Contractual Exchange Rate (currency paid/ currency received)
Receive USD/Pay CAD	$212	1.2448
Receive DKK/Pay USD	$34	0.1564
Receive AUD/Pay NZD	$17	1.0881
Receive USD/Pay AUD	$13	1.2418
We had an additional number of smaller contracts to purchase or sell various other currencies with a notional value of $7 million as of August 2, 2015. The aggregate fair value of all contracts was a gain of $10 million as of August 2, 2015. The total notional value of forward exchange contracts outstanding was $260 million, and the aggregate fair value was a loss of $1 million as of August 3, 2014.
We enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations for commodities. The notional value of these contracts was $95 million, and the aggregate fair value of these contracts was a loss of $9 million as of August 2, 2015. The notional value of these contracts was $146 million, and the aggregate fair value of these contracts was a loss of $9 million as of August 3, 2014.
We enter into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of our capital stock, the total return of the Vanguard Institutional Index, and the total return of the Vanguard Total International Stock Index. Under these contracts, we pay variable interest rates and receive from the counterparty either the total return on our capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index; or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index. The notional value of the contract that is linked to the total return on our capital stock was $17 million at August 2, 2015, and $25 million at August 3, 2014. The average forward interest rate applicable to this contract, which expires in April 2016, was 0.80% at August 2, 2015. The notional value of the contract that is linked to the return on the Standard & Poor's 500 Index was $24 million at August 2, 2015, and $22 million at August 3, 2014. The average forward interest rate applicable to this contract, which expires in March 2016, was 0.79% at August 2, 2015. The notional value of the contract that is linked to the total return of the iShares MSCI EAFE Index was $8 million at August 2, 2015, and $9 million at August 3, 2014. The average forward interest rate applicable to this contract, which expires in March 2016, was 0.71% at August 2, 2015. The fair value of these contracts was a $1 million gain at August 2, 2015, and a $3 million loss at August 3, 2014.
Our utilization of financial instruments in managing market risk exposures described above is consistent with the prior year. Changes in the portfolio of financial instruments are a function of the results of operations, debt repayment and debt issuances, market effects on debt and foreign currency, and our acquisition and divestiture activities.
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
Trade and consumer promotion programs — We offer various sales incentive programs to customers and consumers, such as feature price discounts, in-store display incentives, cooperative advertising programs, new product introduction fees, and coupons. The mix between promotion programs, which are classified as reductions in revenue, and advertising or other marketing activities, which are classified as marketing and selling expenses, fluctuates between periods based on our overall marketing plans, and such fluctuations have an impact on revenues. The measurement and recognition of the costs for trade and consumer promotion programs involves the use of judgment related to performance and redemption estimates. Estimates are made based on historical experience and other factors. Typically, programs that are offered have a very short duration. Historically, the difference between actual experience compared to estimated redemptions and performance has not been significant to the quarterly or annual financial statements. However, actual expenses may differ if the level of redemption rates and performance were to vary from estimates.
Valuation of long-lived assets — Fixed assets and amortizable intangible assets are reviewed for impairment as events or changes in circumstances occur indicating that the carrying value of the asset may not be recoverable. Undiscounted cash flow analyses are used to determine if impairment exists. If impairment is determined to exist, the loss is calculated based on estimated fair value.
Goodwill and intangible assets deemed to have indefinite lives are not amortized but rather are tested at least annually for impairment, or more often if events or changes in circumstances indicate that more likely than not the carrying amount of the asset may not be recoverable. Goodwill is tested for impairment at the reporting unit level. A reporting unit represents an operating segment or a component of an operating segment. Goodwill is tested for impairment by either performing a qualitative evaluation or a two-step quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We may elect not to perform the qualitative assessment for some or all reporting units and perform a two-step quantitative impairment test. Fair value is determined based on discounted cash flow analyses. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired. The amount of the impairment is the difference between the carrying value of the goodwill and the “implied” fair value, which is calculated as if the reporting unit had just been acquired and accounted for as a business combination.
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
As of August 2, 2015, the carrying value of goodwill was $2,344 million. Recent acquisitions include Garden Fresh Gourmet on June 29, 2015, Kelsen in 2014, and Plum and Bolthouse Farms in 2013. As of August 2, 2015, goodwill related to the acquisitions was as follows: Garden Fresh Gourmet - $116 million, Kelsen - $115 million, Plum - $128 million and Bolthouse Farms - $692 million. As of the 2015 measurement, the estimated fair value of each reporting unit significantly exceeded the carrying value, excluding the recent acquisitions. Holding all other assumptions used in the 2015 fair value measurement constant, a 100-basis-point increase in the weighted average cost of capital would not result in the carrying value of any reporting unit, excluding the recent acquisitions, to be in excess of the fair value. Because the Garden Fresh Gourmet acquisition closed on June 29, 2015, the carrying value represents fair value. With respect to the 2013 and 2014 acquisitions, the fair value exceeded the carrying value by at least 7% and as a result, holding all other assumptions used in the 2015 fair value measurement constant, a 100-basis-point increase in the weighted average cost of capital would result in the carrying value to be in excess of the fair value. The fair value was based on significant management assumptions. If assumptions are not achieved or market conditions decline, potential impairment charges could result.
As of August 2, 2015, the carrying value of indefinite-lived trademarks was $960 million. As of August 2, 2015, trademarks related to the acquisitions in 2013 through 2015 were as follows: Garden Fresh Gourmet - $38 million, Kelsen - $120 million, Plum - $115 million and Bolthouse Farms - $383 million. Excluding the Garden Fresh Gourmet trademark acquired on June 29, 2015, holding all other assumptions used in the 2015 measurement constant, a 100-basis-point increase in the weighted average cost of capital would reduce the fair value of trademarks, and result in an impairment charge of approximately $20 million.
In the fourth quarter of 2015, as part of our annual review of intangible assets, we recognized an impairment charge of $6 million on minor trademarks used in the Global Baking and Snacking segment. The trademarks were determined to be impaired as a result of a decrease in the fair value of the brands, resulting from reduced expectations for future sales and discounted cash flows in comparison to the prior year.
In the fourth quarter of 2013, as part of our annual review of intangible assets, we recorded an impairment charge of $360 million on goodwill and $36 million on trademarks for the simple meals business in Europe. The impairment was attributable to a combination of factors, including the existence of a firm offer to purchase the business; a revised future outlook for the business, with reduced expectations for future sales and discounted cash flows, given the economic uncertainty in the region; future investments required to maintain performance; and management's assumptions on the weighted average cost of capital. On October 28, 2013, we completed the sale of our European simple meals business. We have reflected the results of the business as discontinued operations in the Consolidated Statements of Earnings. The business was historically included in the International Simple Meals and Beverages segment. See Note 4 to the Consolidated Financial Statements for additional information on discontinued operations.
The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance, economic conditions, market conditions, and cost of capital. Inherent in estimating the future cash flows are uncertainties beyond our control, such as capital markets. The actual cash flows could differ materially from management’s estimates due to changes in business conditions, operating performance, and economic conditions.
See also Note 6 to the Consolidated Financial Statements for additional information on goodwill and intangible assets.
Pension and postretirement benefits — We provide certain pension and postretirement benefits to employees and retirees. Determining the cost associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, turnover rates and health care trend rates. Independent actuaries, in accordance with accounting principles generally accepted in the United States, perform the required calculations to determine expense. Actual results that differ from the actuarial assumptions are generally accumulated and amortized over future periods.
The discount rate is established as of our fiscal year-end measurement date. In establishing the discount rate, we review published market indices of high-quality debt securities, adjusted as appropriate for duration. In addition, independent actuaries apply high-quality bond yield curves to the expected benefit payments of the plans. The expected return on plan assets is a long-term assumption based upon historical experience and expected future performance, considering our current and projected investment mix. This estimate is based on an estimate of future inflation, long-term projected real returns for each asset class, and a premium for active management. Within any given fiscal period, significant differences may arise between the actual return and the expected return on plan assets. The value of plan assets, used in the calculation of pension expense, is determined on a calculated method that recognizes 20% of the difference between the actual fair value of assets and the expected calculated method. Gains and losses resulting from differences between actual experience and the assumptions are determined at each measurement date. If the net gain or loss exceeds 10% of the greater of plan assets or liabilities, a portion is amortized into earnings in the following year.
Net periodic pension and postretirement expense was $80 million in 2015, $109 million in 2014 and $130 million in 2013.
Significant weighted-average assumptions as of the end of the year were as follows:

	2015	2014	2013
Pension
Discount rate for benefit obligations	4.19%	4.33%	4.82%
Expected return on plan assets	7.35%	7.62%	7.62%
Postretirement
Discount rate for obligations	4.00%	4.00%	4.50%
Initial health care trend rate	7.75%	8.25%	8.25%
Ultimate health care trend rate	4.50%	4.50%	4.50%
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
No contributions were made to U.S. pension plans in 2015. We contributed $35 million and $75 million, respectively, to U.S. pension plans in 2014 and 2013. Contributions to non-U.S. plans were $5 million in 2015 and $12 million in 2014 and 2013. We do not expect to contribute to the U.S. pension plans in 2016. Contributions to non-U.S. plans are expected to be approximately $5 million in 2016.
See also Note 11 to the Consolidated Financial Statements for additional information on pension and postretirement expenses.
Income taxes — The effective tax rate reflects statutory tax rates, tax planning opportunities available in the various jurisdictions in which we operate and management’s estimate of the ultimate outcome of various tax audits and issues. Significant judgment is required in determining the effective tax rate and in evaluating tax positions. Income taxes are recorded based on amounts refundable or payable in the current year and include the effect of deferred taxes. Deferred tax assets and liabilities are recognized for the future impact of differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. Valuation allowances are established for deferred tax assets when it is more likely than not that a tax benefit will not be realized.
See also Notes 1 and 12 to the Consolidated Financial Statements for further discussion on income taxes.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the Consolidated Financial Statements for information on recent accounting pronouncements.
CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
This Report contains “forward-looking” statements that reflect our current expectations regarding our future results of operations, economic performance, financial condition and achievements. We try, wherever possible, to identify these forward-looking statements by using words such as “anticipate,” “believe,” “estimate,” “expect,” “will” and similar expressions. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements reflect our current plans and expectations and are based on information currently available to us. They rely on a number of assumptions regarding future events and estimates which could be inaccurate and which are inherently subject to risks and uncertainties.

We wish to caution the reader that the following important factors and those important factors described in Part 1, Item 1A and elsewhere in this Report, or in our other Securities and Exchange Commission filings, could affect our actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, us:

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

•
our ability to successfully manage changes to our organizational structure and/or business processes, including our selling, distribution, manufacturing and information management systems or processes;

•	the practices and increased significance of certain of our key customers;

•	the impact of new or changing inventory management practices by our customers;

•	the impact of fluctuations in the supply of and inflation in energy, raw and packaging materials cost;

•	the impact of completing and integrating acquisitions, divestitures and other portfolio changes;

•	the uncertainties of litigation;

•	the impact of changes in currency exchange rates, tax rates, interest rates, debt and equity markets, inflation rates, economic conditions and other external factors; and

•	the impact of unforeseen business disruptions in one or more of our markets due to political instability, civil disobedience, armed hostilities, natural disasters or other calamities.
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

Item 8. Financial Statements and Supplementary Data

CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(millions, except per share amounts)

	2015	2014	2013
	52 weeks	53 weeks	52 weeks
Net sales	$8,082	$8,268	$8,052
Costs and expenses
Cost of products sold	5,277	5,370	5,140
Marketing and selling expenses	878	935	947
Administrative expenses	593	573	677
Research and development expenses	113	121	128
Other expenses / (income)	24	22	29
Restructuring charges	102	55	51
Total costs and expenses	6,987	7,076	6,972
Earnings before interest and taxes	1,095	1,192	1,080
Interest expense	108	122	135
Interest income	3	3	10
Earnings before taxes	990	1,073	955
Taxes on earnings	299	347	275
Earnings from continuing operations	691	726	680
Earnings (loss) from discontinued operations	—	81	(231)
Net earnings	691	807	449
Less: Net earnings (loss) attributable to noncontrolling interests	—	(11)	(9)
Net earnings attributable to Campbell Soup Company	$691	$818	$458
Per Share — Basic
Earnings from continuing operations attributable to Campbell Soup Company	$2.21	$2.35	$2.19
Earnings (loss) from discontinued operations	—	.26	(.74)
Net earnings attributable to Campbell Soup Company	$2.21	$2.61	$1.46
Weighted average shares outstanding — basic	312	314	314
Per Share — Assuming Dilution
Earnings from continuing operations attributable to Campbell Soup Company	$2.21	$2.33	$2.17
Earnings (loss) from discontinued operations	—	.26	(.73)
Net earnings attributable to Campbell Soup Company	$2.21	$2.59	$1.44
Weighted average shares outstanding — assuming dilution	313	316	317
The sum of the individual per share amounts may not add due to rounding.
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(millions)

	2015			2014			2013
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$691			$807			$449
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(324)	$1	(323)	$(12)	$(1)	(13)	$(95)	$3	(92)
Reclassification of currency translation adjustments realized upon disposal of business	—	—	—	(22)	3	(19)	—	—	—
Cash-flow hedges:
Unrealized gains (losses) arising during period	(5)	3	(2)	(12)	4	(8)	20	(8)	12
Reclassification adjustment for (gains) losses included in net earnings	(1)	1	—	—	—	—	4	(1)	3
Pension and other postretirement benefits:
Net actuarial gain (loss) arising during the period	(124)	47	(77)	(55)	20	(35)	322	(103)	219
Reclassification of prior service credit included in net earnings	(2)	—	(2)	(2)	—	(2)	(2)	—	(2)
Reclassification of net actuarial loss included in net earnings	98	(35)	63	113	(39)	74	124	(54)	70
Other comprehensive income (loss)	$(358)	$17	(341)	$10	$(13)	(3)	$373	$(163)	210
Total comprehensive income (loss)			$350			$804			$659
Total comprehensive income (loss) attributable to noncontrolling interests			(1)			(10)			(10)
Total comprehensive income (loss) attributable to Campbell Soup Company			$351			$814			$669
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(millions, except per share amounts)

	August 2, 2015	August 3, 2014
Current assets
Cash and cash equivalents	$253	$232
Accounts receivable, net	647	670
Inventories	993	1,016
Other current assets	199	182
Total current assets	2,092	2,100
Plant assets, net of depreciation	2,347	2,318
Goodwill	2,344	2,433
Other intangible assets, net of amortization	1,205	1,175
Other assets	101	87
Total assets	$8,089	$8,113
Current liabilities
Short-term borrowings	$1,543	$1,771
Payable to suppliers and others	544	527
Accrued liabilities	589	553
Dividend payable	101	101
Accrued income taxes	29	37
Total current liabilities	2,806	2,989
Long-term debt	2,552	2,244
Deferred taxes	505	548
Other liabilities	850	729
Total liabilities	6,713	6,510
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	339	330
Earnings retained in the business	2,494	2,198
Capital stock in treasury, at cost	(556)	(356)
Accumulated other comprehensive loss	(909)	(569)
Total Campbell Soup Company shareholders' equity	1,380	1,615
Noncontrolling interests	(4)	(12)
Total equity	1,376	1,603
Total liabilities and equity	$8,089	$8,113
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(millions)

	2015	2014	2013
	52 weeks	53 weeks	52 weeks
Cash flows from operating activities:
Net earnings	$691	$807	$449
Adjustments to reconcile net earnings to operating cash flow
Impairment charge	—	—	396
Restructuring charges	102	55	51
Stock-based compensation	57	57	113
Depreciation and amortization	303	305	407
Deferred income taxes	(33)	11	(171)
Gain on sale of business	—	(141)	—
Other, net	94	118	155
Changes in working capital, net of acquisitions
Accounts receivable	12	(38)	(48)
Inventories	(14)	(56)	(146)
Prepaid assets	10	(22)	5
Accounts payable and accrued liabilities	6	(93)	(69)
Pension fund contributions	(5)	(47)	(87)
Receipts from (payments of) hedging activities	11	(4)	22
Other	(52)	(53)	(58)
Net cash provided by operating activities	1,182	899	1,019
Cash flows from investing activities:
Purchases of plant assets	(380)	(347)	(336)
Sales of plant assets	15	22	5
Businesses acquired, net of cash acquired	(232)	(329)	(1,806)
Sale of business, net of cash divested	—	520	—
Other, net	(6)	—	(17)
Net cash used in investing activities	(603)	(134)	(2,154)
Cash flows from financing activities:
Net short-term borrowings	100	208	825
Long-term borrowings (repayments)	300	(2)	1,250
Repayments of notes payable	(309)	(700)	(400)
Dividends paid	(394)	(391)	(367)
Treasury stock purchases	(244)	(76)	(153)
Treasury stock issuances	9	18	83
Excess tax benefits on stock-based compensation	6	13	12
Contributions from noncontrolling interest	9	5	3
Other, net	(3)	—	(16)
Net cash provided by (used in) financing activities	(526)	(925)	1,237
Effect of exchange rate changes on cash	(32)	(9)	(36)
Net change in cash and cash equivalents	21	(169)	66
Cash and cash equivalents continuing operations — beginning of period	232	333	335
Cash and cash equivalents discontinued operations — beginning of period	—	68	—
Cash and cash equivalents discontinued operations — end of period	—	—	(68)
Cash and cash equivalents continuing operations — end of period	$253	$232	$333
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at July 29, 2012	542	$20	(230)	$(8,259)	$329	$9,584	$(776)	$—	$898
Contribution from noncontrolling interest								3	3
Net earnings (loss)						458		(9)	449
Other comprehensive income (loss)							211	(1)	210
Dividends ($1.16 per share)						(371)			(371)
Treasury stock retired	(219)	(8)	219	7,907		(7,899)			—
Treasury stock purchased			(4)	(153)					(153)
Treasury stock issued under management incentive and stock option plans			4	141	33				174
Balance at July 28, 2013	323	12	(11)	(364)	362	1,772	(565)	(7)	1,210
Contribution from noncontrolling interest								5	5
Net earnings (loss)						818		(11)	807
Other comprehensive income (loss)							(4)	1	(3)
Dividends ($1.248 per share)						(392)			(392)
Treasury stock purchased			(2)	(76)					(76)
Treasury stock issued under management incentive and stock option plans			3	84	(32)				52
Balance at August 3, 2014	323	12	(10)	(356)	330	2,198	(569)	(12)	1,603
Contribution from noncontrolling interest								9	9
Net earnings (loss)						691		—	691
Other comprehensive income (loss)							(340)	(1)	(341)
Dividends ($1.248 per share)						(395)			(395)
Treasury stock purchased			(5)	(244)					(244)
Treasury stock issued under management incentive and stock option plans			2	44	9				53
Balance at August 2, 2015	323	$12	(13)	$(556)	$339	$2,494	$(909)	$(4)	$1,376
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(currency in millions, except per share amounts)

1.	Summary of Significant Accounting Policies
In this Form 10-K, unless otherwise stated, the terms "we," "us", "our" and the "company" refer to Campbell Soup Company and its consolidated subsidiaries.
We are a manufacturer and marketer of high-quality, branded convenience food products.
Basis of Presentation — The consolidated financial statements include our accounts and entities in which we maintain a controlling financial interest. Intercompany transactions are eliminated in consolidation. Certain amounts in prior-year financial statements were reclassified to conform to the current-year presentation. Our fiscal year ends on the Sunday nearest July 31. There were 52 weeks in 2015 and 2013, and 53 weeks in 2014.
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
Goodwill and Intangible Assets — Goodwill and intangible assets deemed to have indefinite lives are not amortized but rather are tested at least annually for impairment, or when circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment. Goodwill is tested for impairment by either performing a qualitative evaluation or a two-step quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We may elect not to perform the qualitative assessment for some or all reporting units and perform a two-step quantitative impairment test. Fair value is determined based on discounted cash flow analyses. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired. The amount of the impairment is the difference between the carrying value of the goodwill and the “implied” fair value, which is calculated as if the reporting unit had just been acquired and accounted for as a business combination.
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
See Note 6 for information on intangible assets and impairment charges recognized in 2013 and 2015.
Derivative Financial Instruments — We use derivative financial instruments primarily for purposes of hedging exposures to fluctuations in foreign currency exchange rates, interest rates, commodities and equity-linked employee benefit obligations. We enter into these derivative contracts for periods consistent with the related underlying exposures, and the contracts do not constitute positions independent of those exposures. We do not enter into derivative contracts for speculative purposes and do not use leveraged instruments. Our derivative programs include strategies that qualify and strategies that do not qualify for hedge accounting treatment. To qualify for hedge accounting, the hedging relationship, both at inception of the hedge and on an ongoing basis, is expected to be highly effective in achieving offsetting changes in the fair value of the hedged risk during the period that the hedge is designated.

All derivatives are recognized on the balance sheet at fair value. For derivatives that qualify for hedge accounting, on the date the derivative contract is entered into, we designate the derivative as a hedge of the fair value of a recognized asset or liability or a firm commitment (fair-value hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash-flow hedge), or a hedge of a net investment in a foreign operation. Some derivatives may also be considered natural hedging instruments (changes in fair value act as economic offsets to changes in fair value of the underlying hedged item) and are not designated for hedge accounting.
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
In December 2011, the Financial Accounting Standards Board (FASB) issued guidance related to disclosures about offsetting (netting) of assets and liabilities in the statement of financial position. The guidance requires entities to disclose gross information and net information about both instruments and transactions that are offset in the statement of financial position, and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope includes financial instruments and derivative instruments. In January 2013, the FASB issued an amendment to the guidance to limit the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting arrangement or similar arrangement. The disclosures were required for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. We adopted the guidance in 2014. The adoption resulted in additional disclosures, but did not have an impact on our consolidated financial statements. See Note 14.
In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments were effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. We adopted the guidance in 2014. The adoption did not have an impact on our consolidated financial statements.
In February 2013, the FASB issued guidance for the recognition, measurement, and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount is fixed. Such obligations may include debt arrangements, legal settlements, and other contractual arrangements. The guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be applied retrospectively to all prior periods presented for those obligations within scope that existed as of the beginning of the fiscal year of adoption. We adopted the guidance in 2015. The adoption did not have an impact on our consolidated financial statements.
In March 2013, the FASB issued guidance on the accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The guidance was effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We adopted the guidance in 2015. The adoption did not have an impact on our consolidated financial statements.

In July 2013, the FASB issued guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires the netting of unrecognized tax benefits (UTBs) against a deferred tax asset for a loss or other carryforward that would apply in settlement of uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be applied prospectively to all UTBs that exist at the effective date. We adopted the guidance in 2015. The adoption did not have a material impact on our consolidated financial statements.
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
In May 2014, the FASB issued revised guidance on the recognition of revenue from contracts with customers. The guidance is designed to create greater comparability for financial statement users across industries and jurisdictions. The guidance also requires enhanced disclosures. The guidance was originally effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In July 2015, the FASB decided to delay the effective date of the new revenue guidance by one year to fiscal years, and interim periods within those years, beginning after December 15, 2017. Entities will be permitted to adopt the new revenue standard early, but not before the original effective date. The guidance permits the use of either a full retrospective or modified retrospective transition method. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements, as well as which transition method we will use.
In April 2015, the FASB issued guidance that requires debt issuance costs to be presented in the balance sheet as a reduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance must be applied on a retrospective basis and is effective for fiscal years beginning after December 15, 2015, and interim periods within those years. Early adoption is permitted. We do not expect the adoption to have a material impact on our consolidated financial statements.
In April 2015, the FASB issued guidance intended to provide a practical expedient for the measurement date of defined benefit plan assets and obligations. The practical expedient allows employers with fiscal year-end dates that do not fall on a calendar month-end to measure pension and postretirement benefit plan assets and obligations as of the calendar month-end date closest to the fiscal year-end.The guidance is effective for fiscal years beginning on or after December 15, 2015, and interim periods within those years. Early adoption is permitted. We adopted the guidance in connection with our 2015 measurement. The adoption did not have a material impact on our consolidated financial statements.
In April 2015, the FASB issued guidance to clarify the accounting for fees paid by a customer in a cloud computing arrangement. The guidance is effective for fiscal years beginning on or after December 15, 2015, and interim periods within those years. Early adoption is permitted. The new guidance should be applied either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.
In May 2015, the FASB issued guidance that eliminates the requirement to categorize investments measured using the net asset value (NAV) practical expedient in the fair value hierarchy table. Entities will be required to disclose the fair value of investments measured using the NAV practical expedient so that financial statement users can reconcile amounts reported in the fair value hierarchy table to amounts reported on the balance sheet. The new guidance will be applied retrospectively and is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. We adopted the guidance in 2015 and modified our disclosures in Note 11.

3.	Acquisitions
On June 29, 2015, we completed the acquisition of the assets of Garden Fresh Gourmet for $232, subject to post-closing adjustments. Garden Fresh Gourmet is a provider of refrigerated salsa in North America, and it is also produces hummus, dips and tortilla chips.
The excess of the purchase price over the estimated fair values of identifiable net assets was recorded as $116 of goodwill. The goodwill is expected to be deductible for tax purposes. The goodwill was primarily attributable to future growth opportunities, anticipated synergies, and intangible assets that did not qualify for separate recognition. The goodwill is included in the Bolthouse and Foodservice segment.
The acquisition of Garden Fresh Gourmet contributed $10 to Net sales and resulted in a decrease of $1 to Net earnings from June 29, 2015, through August 2, 2015.

On August 8, 2013, we completed the acquisition of Kelsen. The final all-cash purchase price was $331. Kelsen is a producer of quality baked snacks that are sold in approximately 85 countries around the world. Its primary brands include Kjeldsens and Royal Dansk.
The excess of the purchase price over the estimated fair values of identifiable net assets was recorded as $140 of goodwill. The goodwill is not expected to be deductible for tax purposes. The goodwill was primarily attributable to future growth opportunities and intangible assets that did not qualify for separate recognition. The goodwill is included in the Global Baking and Snacking segment.
The acquisition of Kelsen contributed $193 to Net sales and $8 to Net earnings from August 8, 2013, through August 3, 2014.
On June 13, 2013, we completed the acquisition of Plum. The final all-cash purchase price was $249. Plum is a leading provider of premium, organic foods and snacks that serve the nutritional needs of babies, toddlers and children.
The acquisition of Plum contributed $88 to Net sales and resulted in a decrease of $19 to Net earnings for 2014. The 2014 results included $11of after-tax costs incurred from a voluntary product recall (see Note 20 for additional details). The acquisition also contributed $14 to Net sales and resulted in a decrease of $2 to Net earnings from June 13, 2013, through July 28, 2013.
The excess of the purchase price over the estimated fair values of identifiable net assets was recorded as $128 of goodwill. The goodwill is not expected to be deductible for tax purposes. The goodwill was primarily attributable to future growth opportunities and intangible assets that did not qualify for separate recognition. The goodwill is included in the U.S. Simple Meals segment.
On August 6, 2012, we completed the acquisition of Bolthouse Farms from a fund managed by Madison Dearborn Partners, LLC, a private equity firm, for $1,550 in cash, subject to customary purchase price adjustments. On August 6, 2012, the preliminary purchase price adjustments resulted in an increase in the purchase price of $20. In the third quarter of 2013, the purchase price adjustments were finalized and reduced to $11. Bolthouse Farms is a vertically integrated food and beverage company focused on developing, manufacturing and marketing fresh carrots and proprietary, high value-added products.
The acquisition of Bolthouse Farms contributed $756 to Net sales and $18 to Net earnings from August 6, 2012 through July 28, 2013. The company incurred transaction costs of $10 ($7 after tax) in the first quarter of 2013 related to this acquisition. The costs were recorded in Other expenses/(income).
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
The acquired assets and assumed liabilities include the following:

	Garden Fresh Gourmet	Kelsen	Plum	Bolthouse Farms
Cash	$—	$2	$1	$3
Accounts receivable	10	20	15	74
Inventories	5	50	20	122
Other current assets	—	2	1	8
Plant assets	22	47	2	335
Goodwill	116	140	128	692
Other intangible assets	86	173	133	580
Other assets	—	—	—	8
Short-term debt	—	(32)	—	(1)
Accounts payable	(6)	(13)	(12)	(59)
Accrued liabilities	(1)	(10)	(5)	(29)
Long-term debt	—	(4)	—	(1)
Deferred income taxes	—	(44)	(34)	(156)
Other liabilities	—	—	—	(15)
Total assets acquired and liabilities assumed	$232	$331	$249	$1,561

The identifiable intangible assets of Garden Fresh Gourmet consist of $38 in non-amortizable trademarks, and $48 in customer relationships to be amortized over 20 years. The purchase price allocation is preliminary and is subject to the finalization of appraisals, which will be completed in 2016.
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
The following unaudited summary information is presented on a consolidated pro forma basis as if the Garden Fresh Gourmet acquisition had occurred on July 29, 2013, the Kelsen acquisition had occurred on July 30, 2012, and the Plum and Bolthouse acquisitions been completed on August 1, 2011:

	2015	2014	2013
Net sales	$8,174	$8,372	$8,327
Earnings from continuing operations attributable to Campbell Soup Company	$693	$741	$684
Earnings per share from continuing operations attributable to Campbell Soup Company - assuming dilution	$2.21	$2.34	$2.16
The pro forma amounts include transaction costs, additional interest expense on the debt issued to finance the purchases, amortization and depreciation expense based on the estimated fair value and useful lives of intangible assets and plant assets, and related tax effects. The pro forma results are not necessarily indicative of the combined results had the Garden Fresh Gourmet acquisition been completed on July 29, 2013, the Kelsen acquisition been completed on July 30, 2012, and the Plum and Bolthouse acquisitions been completed on August 1, 2011, nor are they indicative of future combined results.

4.	Discontinued Operations
On October 28, 2013, we completed the sale of our European simple meals business to Soppa Investments S.à r.l., an affiliate of CVC Capital Partners. The all-cash preliminary sale price was €400, or $548, and was subject to certain post-closing adjustments, which resulted in a $14 reduction of proceeds. We recognized a pre-tax gain of $141 ($72 after tax, or $.23 per share) in 2014. The European business included Erasco and Heisse Tasse soups in Germany; Liebig and Royco soups in France; Devos Lemmens mayonnaise and cold sauces and Royco soups in Belgium; and Blå Band and Isomitta soups and sauces in Sweden. We used the proceeds from the sale to pay taxes on the sale, to reduce debt and for other general corporate purposes.
In the fourth quarter of 2013, we recorded an impairment charge on the intangible assets of this business of $396 ($263 after tax, or $.83 per share). In addition, we recorded $18 in tax expense ($.06 per share) representing taxes on the difference between the book value and tax basis of the business. See Note 6 for additional information on the impairment charge.
We have reflected the results of the European simple meals business as discontinued operations in the Consolidated Statements of Earnings. The business was historically included in the International Simple Meals and Beverages segment.

Results of discontinued operations were as follows:

	2014	2013
Net sales	$137	$532

Gain on sale of the European simple meals business	$141	$—
Impairment on the European simple meals business	—	(396)
Earnings from operations, before taxes	14	65
Earnings (loss) before taxes	$155	$(331)
Taxes on earnings	(74)	100
Earnings (loss) from discontinued operations	$81	$(231)

5.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

	Foreign Currency Translation Adjustments(1)	Gains (Losses) on Cash Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at July 28, 2013	$170	$5	$(740)	$(565)
Other comprehensive income (loss) before reclassifications	(14)	(8)	(35)	(57)
Amounts reclassified from accumulated other comprehensive income (loss)	(19)	—	72	53
Net current-period other comprehensive income (loss)	(33)	(8)	37	(4)
Balance at August 3, 2014	$137	$(3)	$(703)	$(569)
Other comprehensive income (loss) before reclassifications	(322)	(2)	(77)	(401)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	61	61
Net current-period other comprehensive income (loss)	(322)	(2)	(16)	(340)
Balance at August 2, 2015	$(185)	$(5)	$(719)	$(909)
_____________________________________

(1)
Included a tax expense of $6 as of August 2, 2015, $7 as of August 3, 2014, and $9 as of July 28, 2013. The amount reclassified from other comprehensive income was related to the divestiture of the European simple meals business and was included in Earnings (loss) from discontinued operations.

(2)	Included a tax benefit of $5 as of August 2, 2015, $1 as of August 3, 2014, and a tax expense of $3 as of July 28, 2013.

(3)
Included a tax benefit of $417 as of August 2, 2015, $405 as of August 3, 2014, and $424 as of July 28, 2013. The amount reclassified in 2014 from other comprehensive income included pre-tax settlement charges of $22, or $14 after tax.

Amounts related to noncontrolling interests were not material.

The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other Comprehensive Income (Loss) Components	2015	2014	2013	Location of (Gain) Loss Recognized in Earnings
(Gains) losses on cash flow hedges:
Foreign exchange forward contracts	$(4)	$(4)	$1	Cost of products sold
Foreign exchange forward contracts	(1)	1	(1)	Other expenses / (income)
Forward starting interest rate swaps	4	3	4	Interest expense
Total before tax	(1)	—	4
Tax expense (benefit)	1	—	(1)
(Gain) loss, net of tax	$—	$—	$3

Pension and postretirement benefit adjustments:
Prior service credit	$(2)	$(2)	$(2)	(1)
Net actuarial losses	98	113	124	(1)
Total before tax	96	111	122
Tax expense (benefit)	(35)	(39)	(54)
(Gain) loss, net of tax	$61	$72	$68
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

6.	Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill by business segment:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Total
Balance at July 28, 2013	$450	$775	$122	$112	$838	$2,297
Acquisition	—	140	—	—	—	140
Foreign currency translation adjustment	—	3	(7)	—	—	(4)
Balance at August 3, 2014	$450	$918	$115	$112	$838	$2,433
Acquisition	—	—	—	—	116	116
Foreign currency translation adjustment	—	(186)	(19)	—	—	(205)
Balance at August 2, 2015	$450	$732	$96	$112	$954	$2,344
In 2015, we acquired the assets of Garden Fresh Gourmet for $232, subject to post-closing adjustments. Goodwill related to the acquisition was $116. See Note 3.
In 2014, we acquired Kelsen for $331 and goodwill related to the acquisition was $140. See Note 3.
On October 28, 2013, we completed the sale of our European simple meals business. The assets and liabilities of the European business have been reflected in assets and liabilities held for sale in the Consolidated Balance Sheet as of July 28, 2013. We have reflected the results of the business as discontinued operations in the Consolidated Statements of Earnings.
In the fourth quarter of 2013, as part of our annual review of intangible assets, an impairment charge of $360 was recorded on goodwill for the simple meals business in Europe to reduce the carrying value to the implied fair value of $110. The impairment was attributable to a combination of factors, including the existence of a firm offer to purchase the business; a revised future outlook for the business, with reduced expectations for future sales and discounted cash flows, given the economic uncertainty in the region; future investments required to maintain performance; and management's assumptions on the weighted average cost of capital. Fair value was determined based on discounted cash flow analyses. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. The impairment charge was recorded in Earnings (loss) from discontinued operations in the Consolidated Statements of Earnings.
Intangible Assets
The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

Intangible Assets	2015	2014
Amortizable intangible assets
Customer relationships	$222	$178
Technology	40	40
Other	35	35
Total gross amortizable intangible assets	$297	$253
Accumulated amortization	(52)	(35)
Total net amortizable intangible assets	$245	$218
Non-amortizable intangible assets
Trademarks	960	957
Total net intangible assets	$1,205	$1,175
Non-amortizable intangible assets consist of trademarks, which include Bolthouse Farms, Pace, Plum, Kjeldsens, Garden Fresh Gourmet and Royal Dansk. Other amortizable intangible assets consist of recipes, patents, trademarks and distributor relationships.
Amortization of intangible assets of continuing operations was $17 for 2015, $18 for 2014 and $14 for 2013. Amortization expense for the next 5 years is estimated to be $20 in the fiscal periods 2016 and 2017, and $15 in 2018 through 2020. Asset useful lives range from 5 to 20 years.
In the fourth quarter of 2015, as part of our annual review of intangible assets, we recognized an impairment charge of $6 related to minor trademarks used in the Global Baking and Snacking segment. The trademarks were determined to be impaired as a result of a decrease in the fair value of the brands, resulting from reduced expectations for future sales and discounted cash flows in comparison to the prior year. The impairment charge was recorded in Other expenses/(income) in the Consolidated Statements of Earnings. In the fourth quarter of 2013, as part of our annual review of intangible assets, we recognized an impairment charge of $36 related to certain trademarks of the European business held for sale, including Royco, Isomitta and Heisse Tasse. The trademarks were determined to be impaired as a result of a decrease in the fair value of the brands, resulting from reduced expectations for future sales and discounted cash flows as previously discussed. The impairment charge was recorded in Earnings (loss) from discontinued operations in the Consolidated Statements of Earnings.
The discounted estimates of future cash flows used in determining the fair value of goodwill and intangible assets involve considerable management judgment and are based upon assumptions about expected future operating performance, economic conditions, market conditions and cost of capital. Inherent in estimating the future cash flows are uncertainties beyond our control, such as changes in capital markets. The actual cash flows could differ materially from management’s estimates due to changes in business conditions, operating performance and economic conditions.

7.	Business and Geographic Segment Information
Through 2015, we managed operations through 11 operating segments based on product type and geographic location and have aggregated the operating segments into the appropriate reportable segment based on similar economic characteristics; products; production processes; types or classes of customers; distribution methods; and regulatory environment. The reportable segments are discussed in greater detail below.
The U.S. Simple Meals segment includes the following products: Campbell’s condensed and ready-to-serve soups; Swanson broth and stocks; Prego pasta sauces; Pace Mexican sauces; Campbell’s gravies, pasta, beans and dinner sauces; Swanson canned poultry; and as of June 13, 2013, Plum food and snacks.
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
Bolthouse and Foodservice comprises the Bolthouse Farms carrot products operating segment (Farms), including fresh carrots, juice concentrate and fiber; the Bolthouse Farms refrigerated beverages and refrigerated salad dressings operating segment (CPG); the North America Foodservice operating segment; and as of June 29, 2015, the Garden Fresh Gourmet operating segment. The North America Foodservice operating segment represents the distribution of products such as soup, specialty entrées, beverage products, other prepared foods and Pepperidge Farm products through various food service channels in the U.S. and Canada. None of these operating segments meets the criteria for aggregation nor the thresholds for separate disclosure. Bolthouse Farms was acquired on August 6, 2012.
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
On January 29, 2015, we announced plans to implement a new enterprise design focused mainly on product categories. Under the new design, which we fully implemented at the beginning of 2016, our businesses are organized in the following three new divisions: Americas Simple Meals and Beverages, Global Biscuits and Snacks, and Campbell Fresh. We are managing our operations under the new structure in 2016, and will modify segment reporting as appropriate.
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 20% in 2015, and 19% of consolidated net sales in 2014 and 2013. All of our reportable segments sold products to Wal-Mart Stores, Inc. or its affiliates.

	2015	2014	2013
Net sales
U.S. Simple Meals	$2,930	$2,944	$2,849
Global Baking and Snacking	2,375	2,440	2,273
International Simple Meals and Beverages	700	780	869
U.S. Beverages	689	723	742
Bolthouse and Foodservice	1,388	1,381	1,319
Total	$8,082	$8,268	$8,052

	2015	2014	2013
Earnings before interest and taxes
U.S. Simple Meals	$677	$714	$731
Global Baking and Snacking	350	332	316
International Simple Meals and Beverages	80	106	108
U.S. Beverages	113	127	120
Bolthouse and Foodservice	107	117	116
Corporate(1)	(130)	(149)	(260)
Restructuring charges(2)	(102)	(55)	(51)
Total	$1,095	$1,192	$1,080

	2015	2014	2013
Depreciation and amortization
U.S. Simple Meals	$80	$77	$146
Global Baking and Snacking	87	93	83
International Simple Meals and Beverages	18	19	23
U.S. Beverages	22	21	39
Bolthouse and Foodservice	80	80	90
Corporate(4)	16	15	15
Discontinued Operations	—	—	11
Total	$303	$305	$407

	2015	2014	2013
Capital expenditures
U.S. Simple Meals and U.S. Beverages(3)	$118	$115	$82
Global Baking and Snacking	128	120	112
International Simple Meals and Beverages	28	26	19
Bolthouse and Foodservice	82	57	83
Corporate(4)	24	28	30
Discontinued Operations	—	1	10
Total	$380	$347	$336
_______________________________________

(1)
Represents unallocated corporate expenses. Costs of $22 related to the implementation of our new organizational structure and cost reduction initiatives were included in 2015. Pension settlement charges of $22 associated with a U.S. pension plan were included in 2014. The settlements resulted from the level of lump sum distributions from the plan's assets in 2014, primarily due to the closure of the facility in Sacramento, California. In addition, a loss of $9 on foreign exchange forward contracts related to the sale of the European simple meals business and restructuring-related costs of $3 were included in 2014. Restructuring-related costs of $91 and acquisition costs of $10 were included in 2013.

(2)	See Note 8 for additional information.

(3)	Capital expenditures for U.S. Simple Meals and U.S. Beverages are not maintained by segment.

(4)	Represents primarily corporate offices.
Our global net sales based on product categories are as follows:

	2015	2014	2013
Net sales
Simple Meals	$4,446	$4,511	$4,446
Baked Snacks	2,502	2,571	2,408
Beverages	1,134	1,186	1,198
Total	$8,082	$8,268	$8,052
Simple Meals include condensed and ready-to-serve soups, broths, sauces, carrot products, refrigerated salad dressings, refrigerated salsa, hummus, dips and Plum foods and snacks. Baked Snacks include cookies, crackers, biscuits and other baked products.
Geographic Area Information
Information about operations in different geographic areas is as follows:

	2015	2014	2013
Net sales
United States	$6,400	$6,432	$6,195
Australia	646	709	801
Other countries	1,036	1,127	1,056
Total	$8,082	$8,268	$8,052

	2015	2014	2013
Long-lived assets
United States	$1,942	$1,844	$1,804
Australia	232	306	317
Other countries	173	168	139
Total	$2,347	$2,318	$2,260

8.	Restructuring Charges and Cost Savings Initiatives
2015 Initiatives
On January 29, 2015, we announced plans to implement a new enterprise design focused mainly on product categories. Under the new design, which we fully implemented at the beginning of 2016, our businesses are organized in the following divisions: Americas Simple Meals and Beverages, Global Biscuits and Snacks, and Campbell Fresh.
In support of the new enterprise design, we designed and implemented a new Integrated Global Services (IGS) organization to deliver shared services across the company. IGS, which became effective at the beginning of 2016, is expected to reduce costs while increasing our efficiency and effectiveness. We are also pursuing other initiatives to reduce costs and increase effectiveness, such as streamlining our organizational structure and adopting zero-based budgeting over time.
As part of these initiatives, we commenced a voluntary employee separation program available to certain U.S.-based salaried employees nearing retirement who met age, length-of-service and business unit/function criteria. A total of 471 employees elected the program. The electing employees remained with us through July 31, 2015, with some remaining beyond July 31. We also implemented an initiative to reduce overhead across the organization by eliminating approximately 230 positions. In 2015, we recorded a restructuring charge of $102 related to these initiatives.
Finally, we incurred charges of $22 recorded in Administrative expenses related to the implementation of the new organizational structure and cost reduction initiatives.
The aggregate after-tax impact of restructuring charges and implementation and other costs recorded in 2015 was $78, or $.25 per share. A summary of the pre-tax costs associated with the 2015 initiatives is as follows:

Recognized as of August 2, 2015
Severance pay and benefits	$94
Implementation and other costs	30
Total	$124
The total estimated pre-tax costs for the 2015 initiatives are approximately $250 to $325. We expect to incur these costs through 2018.
We expect the costs to consist of approximately $150 to $163 in severance pay and benefits, and approximately $100 to $162 in implementation and other costs.We expect the total pre-tax costs related to the 2015 initiatives will be associated with segments as follows: U.S. Simple Meals - approximately 21%; Global Baking and Snacking - approximately 28%; International Simple Meals and Beverages - approximately 6%; U.S. Beverages - approximately 5%; Bolthouse and Foodservice - approximately 5%; and Corporate - approximately 35%.

A summary of the restructuring activity and related reserves associated with the 2015 initiatives at August 2, 2015, is as follows:

	Accrued Balance at August 3, 2014	2015 Charges	2015 Cash Payments	Foreign Currency Translation Adjustment	Accrued Balance at August 2, 2015 (3)
Severance pay and benefits	$—	$87	$(1)	$(1)	$85
Other costs	—	8	—	—	8
	$—	95	$(1)	$(1)	$93
Non-cash benefits(1)		7
Implementation costs(2)		22
Total charges		$124
_______________________________________

(1)	Represents postretirement and pension curtailment costs. See Note 11.

(2)
Includes other costs recognized as incurred that are not reflected in the restructuring reserve in the Consolidated Balance Sheet. The costs are included in Administrative expenses in the Consolidated Statements of Earnings.

(3) Includes $45 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.
Segment operating results do not include restructuring charges and implementation and other costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs incurred to date associated with segments is as follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Corporate	Total
Severance pay and benefits	$33	$41	$5	$8	$4	$3	$94
Implementation and other costs	5	2	—	1	—	22	30
	$38	$43	$5	$9	$4	$25	$124
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

•
Together with our joint venture partner Swire Pacific Limited, we restructured manufacturing and streamlined operations for our soup and broth business in China. As a result, certain assets were impaired, and approximately 100 positions were eliminated.

•
In Australia, we implemented an initiative to improve supply chain efficiency by relocating production from our biscuit plant in Marleston to Huntingwood. The relocation will continue through 2017 and will result in the elimination of approximately 90 positions.

•	We implemented an initiative to reduce overhead across the organization by eliminating approximately 85 positions. The actions were completed in 2015.
In 2014, we recorded a restructuring charge of $54 ($33 after tax, or $.10 per share, in earnings from continuing operations attributable to Campbell Soup Company) related to the 2014 initiatives. A summary of the pre-tax costs associated with the 2014 initiatives is as follows:

Total Program
Severance pay and benefits	$41
Asset impairment	12
Other exit costs	1
Total	$54
As of the fourth quarter of 2015, we incurred substantially all of the costs related to the 2014 initiatives.

A summary of the restructuring activity and related reserves associated with the 2014 initiatives at August 2, 2015, is as follows:

	Accrued Balance at July 28, 2013	2014 Charges	2014 Cash Payments	Accrued Balance at August 3, 2014	2015 Cash Payments	Foreign Currency Translation Adjustment	Accrued Balance at August 2, 2015(2)
Severance pay and benefits	$—	$41	(13)	28	(16)	(2)	$10
Asset impairment		12
Other exit costs(1)		1
Total charges		$54
_______________________________________

(1)	Includes non-cash costs that are not reflected in the restructuring reserve in the Consolidated Balance Sheet.

(2)	Includes $4 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.
Segment operating results do not include restructuring charges because we evaluate segment performance excluding such charges. A summary of restructuring charges associated with segments is as follows:

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

In 2014, we recorded a restructuring charge of $1 related to the 2013 initiatives. In addition, we recorded approximately $3 of costs related to the 2013 initiatives in Cost of products sold, representing other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in 2014 was $3, or $.01 per share. In 2013, we recorded a restructuring charge of $51. In addition, we recorded approximately $91 of costs related to these initiatives in 2013 in Cost of products sold, representing accelerated depreciation and other exit costs. The aggregate after-tax impact of restructuring charges and related costs recorded in 2013 was $90, or $.28 per share. A summary of the pre-tax costs associated with the 2013 initiatives recognized is as follows:

Total Program
Severance pay and benefits	$35
Accelerated depreciation/asset impairment	99
Other exit costs	12
Total	$146
As of the fourth quarter of 2015, we substantially completed the 2013 initiatives.
A summary of the restructuring activity and related reserves associated with the 2013 initiatives at August 2, 2015, is as follows:

	Severance Pay and Benefits	Asset Impairment/Accelerated Depreciation	Non-Cash Benefits(1)	Other Exit Costs(2)	Total Charges
Accrued balance at July 29, 2012	$—
2013 charges	32	99	3	8	$142
2013 cash payments	(15)
Accrued balance at July 28, 2013	$17
2014 charges	—	—	—	4	$4
2014 cash payments	(14)
Accrued balance at August 3, 2014	$3
2015 cash payments	(3)
Accrued balance at August 2, 2015	$—
_______________________________________

(1)	Represents pension curtailment costs. See Note 11.

(2)	Includes non-cash costs and other exit costs recognized as incurred that are not reflected in the restructuring reserve in the Consolidated Balance Sheet.
Segment operating results do not include restructuring charges and related costs because we evaluate segment performance excluding such charges. A summary of restructuring charges and related costs associated with segments is as follows:

	U.S. Simple Meals	Global Baking and Snacking	International Simple Meals and Beverages	U.S. Beverages	Bolthouse and Foodservice	Total
Severance pay and benefits	$19	$2	$5	$7	$2	$35
Accelerated depreciation/asset impairment	64	10	3	22	—	99
Other exit costs	7	2	1	2	—	12
	$90	$14	$9	$31	$2	$146

9.	Earnings per Share
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. There were no antidilutive stock options in 2015, 2014, or 2013.

10.	Noncontrolling Interests
We own a 60% controlling interest in a joint venture formed with Swire Pacific Limited to support the development of our soup and broth business in China. The joint venture began operations on January 31, 2011. In February 2013, we contributed additional cash of $5 and the joint venture partner contributed additional cash of $3. In August 2013, we contributed additional cash of $7 and the joint venture partner contributed additional cash of $5. In 2014, together with our joint venture partner, we restructured manufacturing and streamlined operations for our soup and broth business in China. The after-tax restructuring charge attributable to the noncontrolling interest was $5. See also Note 8. In June 2015, we contributed additional cash of $14 and the joint venture partner contributed additional cash of $9.
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
Pension Benefits — We sponsor a number of noncontributory defined benefit pension plans to provide retirement benefits to all eligible U.S. and non-U.S. employees. The benefits provided under these plans are based primarily on years of service and compensation levels. In 1999, we implemented significant amendments to certain U.S. pension plans. Under a new formula, retirement benefits are determined based on percentages of annual pay and age. To minimize the impact of converting to the new formula, service and earnings credit continues to accrue through the year 2015 for active employees participating in the plans under the old formula prior to the amendments. Employees will receive the benefit from either the new or old formula, whichever is higher. Benefits become vested upon the completion of three years of service. Benefits are paid from funds previously provided to trustees and insurance companies or are paid directly by us from general funds. Effective as of January 1, 2011, our U.S. pension plans were amended so that employees hired or rehired on or after that date and who are not covered by collective bargaining agreements will not be eligible to participate in the plans.
Postretirement Benefits — We provide postretirement benefits, including health care and life insurance, to substantially all retired U.S. employees and their dependents. We established retiree medical account benefits for eligible U.S. retirees. The accounts were intended to provide reimbursement for eligible health care expenses on a tax-favored basis. Effective as of January 1, 2011, the retirement medical program was amended to eliminate the retiree medical account benefit for employees not covered by collective bargaining agreements. To preserve the benefit for employees close to retirement age, the retiree medical account will be available to employees who were at least age 50 with at least 10 years of service as of December 31, 2010, and who satisfy the other eligibility requirements for the retiree medical program.
We use the fiscal year end as the measurement date for the benefit plans.
Components of benefit expense were as follows:

	Pension
	2015	2014	2013
Service cost	$28	$42	$57
Interest cost	105	115	108
Expected return on plan assets	(173)	(176)	(177)
Amortization of prior service credit	(1)	(1)	(1)
Recognized net actuarial loss	84	76	108
Curtailment loss	1	—	3
Settlement charges	—	22	—
Net periodic benefit expense	$44	$78	$98
The curtailment loss of $1 in 2015 was related to a voluntary employee separation program and was included in Restructuring charges. See also Note 8. The settlement charges of $22 in 2014 were associated with a U.S. pension plan. The settlements resulted from the level of lump sum distributions from the plan's assets in 2014, primarily due to the closure of the facility in Sacramento, California. The curtailment loss of $3 in 2013 related to the closure of the plant in Mexico and was included in the Restructuring charges. See also Note 8. In 2013, net periodic benefit expense of $1 related to the simple meals business in Europe and was included in Earnings (loss) from discontinued operations.
The estimated prior service credit and net actuarial losses that will be amortized from Accumulated other comprehensive loss into periodic pension cost during 2016 are $1 and $90, respectively.

	Postretirement
	2015	2014	2013
Service cost	$2	$2	$3
Interest cost	15	17	15
Amortization of prior service credit	(1)	(1)	(1)
Recognized net actuarial loss	14	13	15
Curtailment loss	6	—	—
Net periodic benefit expense	$36	$31	$32
The curtailment loss of $6 in 2015 was related to a voluntary employee separation program and was included in Restructuring charges. See also Note 8.
The estimated prior service credit and net actuarial loss that will be amortized from Accumulated other comprehensive loss into net periodic postretirement expense during 2016 are $1 and $13, respectively.
Change in benefit obligation:

	Pension		Postretirement
	2015	2014	2015	2014
Obligation at beginning of year	$2,539	$2,489	$388	$390
Service cost	28	42	2	2
Interest cost	105	115	15	17
Actuarial loss	107	154	7	5
Participant contributions	—	—	3	6
Benefits paid	(151)	(191)	(33)	(35)
Medicare subsidies	—	—	4	3
Other	(1)	(4)	—	—
Settlements	—	(43)	—	—
Curtailment	1	—	6	—
Foreign currency adjustment	(59)	(12)	—	—
Divestiture	—	(11)	—	—
Benefit obligation at end of year	$2,569	$2,539	$392	$388
Change in the fair value of pension plan assets:

	2015	2014
Fair value at beginning of year	$2,364	$2,275
Actual return on plan assets	143	276
Employer contributions	5	46
Benefits paid	(141)	(179)
Settlements	—	(43)
Foreign currency adjustment	(55)	(11)
Fair value at end of year	$2,316	$2,364
Amounts recognized in the Consolidated Balance Sheets:

	Pension		Postretirement
	2015	2014	2015	2014
Other assets	$—	$7	$—	$—
Accrued liabilities	(20)	(12)	(30)	(29)
Other liabilities	(233)	(170)	(362)	(359)
Net amount recognized	$(253)	$(175)	$(392)	$(388)

	Pension		Postretirement
Amounts recognized in accumulated other comprehensive loss consist of:	2015	2014	2015	2014
Net actuarial loss	$1,051	$1,019	$90	$96
Prior service credit	(1)	(2)	(4)	(5)
Total	$1,050	$1,017	$86	$91
The changes in other comprehensive loss associated with pension benefits included the reclassification of actuarial losses into earnings of $84 and $100 in 2015 and 2014, respectively. The remaining changes in other comprehensive loss associated with pension benefits were primarily due to net actuarial losses arising during the periods as well as the impact of currency. The amount reclassified in 2014 included the settlement charges and $2 of net actuarial losses recognized in discontinued operations as a result of the sale of the European simple meals business.
The change in other comprehensive loss associated with postretirement benefits was due to the reclassification of actuarial losses into earnings of $14 and $13 in 2015 and 2014, respectively. The remaining changes in other comprehensive loss associated with postretirement benefits were primarily due to net actuarial losses arising during the periods.
The following table provides information for pension plans with accumulated benefit obligations in excess of plan assets:

	2015	2014
Projected benefit obligation	$1,926	$269
Accumulated benefit obligation	$1,906	$257
Fair value of plan assets	$1,684	$92
The accumulated benefit obligation for all pension plans was $2,516 at August 2, 2015, and $2,477 at August 3, 2014.
Weighted-average assumptions used to determine benefit obligations at the end of the year:

	Pension		Postretirement
	2015	2014	2015	2014
Discount rate	4.19%	4.33%	4.00%	4.00%
Rate of compensation increase	3.29%	3.30%	3.25%	3.25%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended:

	Pension
	2015	2014	2013
Discount rate	4.33%	4.82%	4.05%
Expected return on plan assets	7.62%	7.62%	7.65%
Rate of compensation increase	3.30%	3.30%	3.31%
The discount rate is established as of our fiscal year-end measurement date. In establishing the discount rate, we review published market indices of high-quality debt securities, adjusted as appropriate for duration. In addition, independent actuaries apply high-quality bond yield curves to the expected benefit payments of the plans. The expected return on plan assets is a long-term assumption based upon historical experience and expected future performance, considering our current and projected investment mix. This estimate is based on an estimate of future inflation, long-term projected real returns for each asset class, and a premium for active management.
The discount rate used to determine net periodic postretirement expense was 4.00% in 2015, 4.50% in 2014 and 3.75% in 2013.
Assumed health care cost trend rates at the end of the year:

	2015	2014
Health care cost trend rate assumed for next year	7.75%	8.25%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2022	2022

A one-percentage-point change in assumed health care costs would have the following effects on 2015 reported amounts:

	Increase	Decrease
Effect on service and interest cost	$1	$(1)
Effect on the 2015 accumulated benefit obligation	$25	$(22)
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
Our year-end pension plan weighted-average asset allocations by category were:

	Strategic Target	2015	2014
Equity securities	51%	50%	51%
Debt securities	35%	34%	33%
Real estate and other	14%	16%	16%
Net periodic benefit expense	100%	100%	100%
Pension plan assets are categorized based on the following fair value hierarchy:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs, which are valued based on our estimates of assumptions that market participants would use in pricing the asset or liability.

The following table presents our pension plan assets by asset category at August 2, 2015, and August 3, 2014:

	Fair Value as of August 2, 2015	Fair Value Measurements at August 2, 2015 Using Fair Value Hierarchy			Fair Value as of August 3, 2014	Fair Value Measurements at August 3, 2014 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Short-term investments	$32	$32	$—	$—	$23	$23	$—	$—
Equities:
U.S.	386	386	—	—	378	378	—	—
Non-U.S.	312	312	—	—	332	332	—	—
Corporate bonds:
U.S.	494	—	494	—	469	—	469	—
Non-U.S.	102	—	102	—	114	—	114	—
Government and agency bonds:
U.S.	42	—	42	—	62	—	62	—
Non-U.S.	36	—	36	—	46	—	46	—
Municipal bonds	68	—	68	—	84	—	84	—
Mortgage and asset backed securities	9	—	9	—	13	—	13	—
Real estate	14	8	—	6	8	5	—	3
Hedge funds	39	—	—	39	30	—	—	30
Derivative assets	5	—	5	—	8	—	8	—
Derivative liabilities	(6)	—	(6)	—	(6)	—	(6)	—
Total assets at fair value	$1,533	$738	$750	$45	$1,561	$738	$790	$33
Investments measured at net asset value:
Short-term investments	28				37
Commingled funds:
Equities	375				393
Fixed income	31				36
Blended	79				95
Real estate	117				109
Hedge funds	175				151
Total investments measured at net asset value:	805				821
Other items to reconcile to fair value of plan assets	(22)				(18)
Total pension assets at fair value	$2,316				$2,364
Short-term investments — Investments include cash and cash equivalents, and various short-term debt instruments and short-term investment funds. Institutional short-term investment vehicles valued daily are classified as Level 1 at cost which approximates market value. Other investments valued based upon a quoted net asset value are included as a reconciling item to the fair value table.
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
Real estate — Real estate investments consist of real estate investment trusts, property funds and limited partnerships. Real estate investment trusts are classified as Level 1 and are valued based on quoted market prices. Property funds are classified as either Level 2 or Level 3 depending upon whether liquidity is limited or there are few observable market participant transactions. Fair value is based on third party appraisals. Limited partnerships are valued based upon valuations provided by the general partners of the funds. The values of limited partnerships are based upon an assessment of each underlying investment, incorporating valuations that consider the evaluation of financing and sales transactions with third parties, expected cash flows, and market-based information, including comparable transactions and performance multiples among other factors. The investments are classified as Level 3 since the valuation is determined using unobservable inputs. Real estate investments valued at net asset value are included as a reconciling item to the fair value table.
Hedge funds — Hedge fund investments include hedge funds valued based upon a net asset value derived from the fair value of underlying securities. Hedge fund investments that are subject to liquidity restrictions or that are based on unobservable inputs are classified as Level 3. Hedge fund investments may include long and short positions in equity and fixed income securities, derivative instruments such as futures and options, commodities and other types of securities. Hedge fund investments valued at net asset value are included as a reconciling item to the fair value table.
Derivatives — Derivative financial instruments include forward currency contracts, futures contracts, options contracts, interest rate swaps and credit default swaps. Derivative financial instruments are classified as Level 2 and are valued based on observable market transactions or prices.
Commingled funds — Investments in commingled funds are not traded in active markets. Blended commingled funds are invested in both equities and fixed income securities. Commingled funds are valued based on the net asset values of such funds. and are included as a reconciling item to the fair value table.
Other items to reconcile to fair value of plan assets included amounts due for securities sold, amounts payable for securities purchased, and other payables.
The following table summarizes the changes in fair value of Level 3 investments for the years ended August 2, 2015, and August 3, 2014:

	Real Estate	Hedge Funds	Total
Fair value at August 3, 2014	$3	$30	$33
Actual return on plan assets	1	2	3
Purchases	2	7	9
Sales	—	—	—
Settlements	—	—	—
Transfers out of Level 3	—	—	—
Fair value at August 2, 2015	$6	$39	$45

	Real Estate	Hedge Funds	Total
Fair value at July 28, 2013	$—	$25	$25
Actual return on plan assets	—	1	1
Purchases	3	4	7
Sales	—	—	—
Settlements	—	—	—
Transfers out of Level 3	—	—	—
Fair value at August 3, 2014	$3	$30	$33

The following table presents additional information about the pension plan assets valued using NAV as a practical expedient within the fair value hierarchy table.

	2015		2014
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments	Redemption Frequency		Redemption Notice Period Range
Short-term investments	$28	$—	$37	$—	Daily		1 Day
Commingled funds:
Equities	375	—	393	—	Daily,	Monthly	1	to	120 Days
Fixed income	31	—	36	—	Daily		1 Day
Blended	79	—	95	—	Primarily Daily		1	to	20 Days
Real estate funds	117	3	109	7	Primarily Quarterly		1	to	90 Days
Hedge funds	175	25	151	47	Monthly,	Quarterly	5	to	95 Days
Total	$805	$28	$821	$54
No contributions are expected to be made to U.S. pension plans in 2016. We expect contributions to non-U.S. pension plans to be approximately $5 in 2016.
Estimated future benefit payments are as follows:

	Pension	Postretirement
2016	$246	$30
2017	$169	$31
2018	$165	$31
2019	$168	$31
2020	$165	$31
2021-2025	$828	$141
The estimated future benefit payments include payments from funded and unfunded plans.
Savings Plan — We sponsor employee savings plans that cover substantially all U.S. employees. Effective January 1, 2011, we provide a matching contribution of 100% of employee contributions up to 4% of compensation for employees who are not covered by collective bargaining agreements. Employees hired or rehired on or after January 1, 2011 who will not be eligible to participate in the defined benefit plans and who are not covered by collective bargaining agreements receive a contribution equal to 3% of compensation regardless of their participation in the Savings Plan. Prior to January 1, 2011, we provided a matching contribution of 60% (50% at certain locations) of the employee contributions up to 5% of compensation after one year of continued service. Amounts charged to Costs and expenses were $31 in 2015, $29 in 2014 and $27 in 2013.

12.	Taxes on Earnings
The provision for income taxes on earnings from continuing operations consists of the following:

	2015	2014	2013
Income taxes:
Currently payable:
Federal	$246	$252	$268
State	31	30	24
Non-U.S.	55	42	47
	332	324	339
Deferred:
Federal	(31)	32	(58)
State	2	2	(6)
Non-U.S.	(4)	(11)	—
	(33)	23	(64)
	$299	$347	$275

Earnings from continuing operations before income taxes:
United States	$850	$995	$815
Non-U.S.	140	78	140
	$990	$1,073	$955
The following is a reconciliation of the effective income tax rate on continuing operations to the U.S. federal statutory income tax rate:

	2015	2014	2013
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal tax benefit)	2.2	2.0	1.1
Tax effect of international items	(2.4)	(1.0)	(2.6)
Settlement of tax contingencies	(0.7)	—	(0.1)
Federal manufacturing deduction	(2.8)	(2.3)	(2.7)
Other	(1.1)	(1.4)	(1.9)
Effective income tax rate	30.2%	32.3%	28.8%
Deferred tax liabilities and assets are comprised of the following:

	2015	2014
Depreciation	$306	$300
Amortization	541	541
Other	16	17
Deferred tax liabilities	863	858
Benefits and compensation	298	294
Pension benefits	92	63
Tax loss carryforwards	44	49
Capital loss carryforwards	85	112
Other	101	70
Gross deferred tax assets	620	588
Deferred tax asset valuation allowance	(122)	(151)
Net deferred tax assets	498	437
Net deferred tax liability	$365	$421

At August 2, 2015, our U.S. and non-U.S. subsidiaries had tax loss carryforwards of approximately $173. Of these carryforwards, $127 expire between 2016 and 2035, and $46 may be carried forward indefinitely. The current statutory tax rates in these countries range from 16% to 35%. At August 2, 2015, deferred tax asset valuation allowances have been established to offset $142 of these tax loss carryforwards. Additionally, at August 2, 2015, our non-U.S. subsidiaries had capital loss carryforwards of approximately $298, which were fully offset by valuation allowances.
The net change in the deferred tax asset valuation allowance in 2015 was a decrease of $29. The decrease was primarily due to the impact of currency and the expiration of tax losses, partially offset by the recognition of additional valuation allowances on other foreign loss carryforwards. The net change in the deferred tax asset valuation allowance in 2014 was an increase of $3. The increase was primarily due to the impact of currency and the recognition of additional valuation allowances on foreign loss carryforwards.
As of August 2, 2015, other deferred tax assets included $2 of state tax credit carryforwards related to various states that expire between 2018 and 2024. As of August 3, 2014, other deferred tax assets included $9 of state tax credit carryforwards related to various states that expire between 2018 and 2024. No valuation allowances have been established related to these deferred tax assets.
As of August 2, 2015, U.S. income taxes have not been provided on approximately $770 of undistributed earnings of non-U.S. subsidiaries, which are deemed to be permanently reinvested. It is not practical to estimate the tax liability that might be incurred if such earnings were remitted to the U.S.
A reconciliation of the activity related to unrecognized tax benefits follows:

	2015	2014	2013
Balance at beginning of year	$71	$61	$48
Increases related to prior-year tax positions	9	—	28
Decreases related to prior-year tax positions	—	(1)	(7)
Increases related to current-year tax positions	5	11	9
Settlements	(27)	—	(15)
Lapse of statute	—	—	(2)
Balance at end of year	$58	$71	$61
The decrease in 2015 is primarily due to the settlement of an intercompany pricing agreement between the U.S. and Canada for the years from 2006 though 2014.
The amount of unrecognized tax benefits that, if recognized, would impact the annual effective tax rate was $39 as of August 2, 2015, and $23 as of August 3, 2014, and July 28, 2013. The total amount of unrecognized tax benefits can change due to audit settlements, tax examination activities, statute expirations and the recognition and measurement criteria under accounting for uncertainty in income taxes. We are unable to estimate what this change may be within the next 12 months, but do not believe that it will be material to the financial statements. Approximately $5 and $2 of unrecognized tax benefits, including interest and penalties, were reported as accounts receivable in the Consolidated Balance Sheets as of August 2, 2015, and August 3, 2014, respectively.
Our accounting policy with respect to interest and penalties attributable to income taxes is to reflect any expense or benefit as a component of our income tax provision. The total amount of interest and penalties recognized in the Consolidated Statements of Earnings was not material in 2015, 2014 and 2013. The total amount of interest and penalties recognized in the Consolidated Balance Sheets was $3 as of August 2, 2015, and August 3, 2014.
We do business internationally and, as a result, file income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S., Australia, Canada and Denmark. The 2015 tax year is currently under audit by the Internal Revenue Service. In addition, several state income tax examinations are in progress for the years 2003 to 2014.
With limited exceptions, we have been audited for income tax purposes in Australia and Denmark through 2010, and in Canada through 2009.

13.	Short-term Borrowings and Long-term Debt
Short-term borrowings consist of the following:

	2015	2014
Commercial paper	$1,532	$1,406
Current portion of long-term debt	—	300
Variable-rate bank borrowings	1	47
Fixed-rate bank borrowings	9	17
Capital leases	1	1
	$1,543	$1,771
As of August 2, 2015, the weighted-average interest rate of commercial paper, which consisted of U.S. borrowings, was 0.58%. As of August 3, 2014, the weighted-average interest rate of commercial paper, which consisted of U.S. borrowings, was 0.27%.
At August 2, 2015, we had $1,543 of short-term borrowings due within one year, of which $1,532 was comprised of commercial paper borrowings. As of August 2, 2015, we issued $50 of standby letters of credit. We have a committed revolving credit facility totaling $2,200 that matures in December 2018. This facility remained unused at August 2, 2015, except for $3 of standby letters of credit that we issued under it. This revolving credit facility supports our commercial paper programs and other general corporate purposes. We may also increase the commitment under the credit facility up to an additional $500, upon the agreement of either existing lenders or of additional banks not currently parties to the existing credit agreements.
Long-term debt consists of the following:

Type	Fiscal Year of Maturity	Rate	2015	2014
Notes	2015	3.38%	$—	$300
Notes	2017	3.05%	400	400
Notes	2019	4.50%	300	300
Notes	2021	4.25%	500	500
Debentures	2021	8.88%	200	200
Notes	2023	2.50%	450	450
Notes	2025	3.30%	300	—
Notes	2043	3.80%	400	400
Capital leases			10	3
Other(1)			(8)	(9)
Total			$2,552	$2,544
Less current portion			—	300
Total long-term debt			$2,552	$2,244
_______________________________________

(1)	Other includes unamortized net premium/discount on debt issuances.
In March 2015, we issued $300 of 3.30% notes that mature on March 19, 2025. Interest on the notes is due semi-annually on March 19 and September 19, commencing on September 19, 2015. The notes may be redeemed in whole, or in part, at our option at any time at the applicable redemption price. In certain circumstances, we may be required to repurchase some or all of the notes upon a change in control of our company and a downgrade of the notes below investment grade.
Principal amounts of long-term debt mature as follows: $1 in 2016; $401 in 2017; $1 in 2018; $301 in 2019; $0 in 2020; and a total of $1,857 in periods beyond 2020.

14.	Financial Instruments
The principal market risks to which we are exposed are changes in foreign currency exchange rates, interest rates, and commodity prices. In addition, we are exposed to equity price changes related to certain deferred compensation obligations. In order to manage these exposures, we follow established risk management policies and procedures, including the use of derivative contracts such as swaps, options, forwards and commodity futures. We enter into these derivative contracts for periods consistent with the related underlying exposures, and the contracts do not constitute positions independent of those exposures. We do not enter into derivative contracts for speculative purposes and do not use leveraged instruments. Our derivative programs include instruments that qualify and others that do not qualify for hedge accounting treatment.
Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We do not have credit-risk-related contingent features in our derivative instruments as of August 2, 2015. During 2015, our largest customer accounted for approximately 20% of consolidated net sales. We closely monitor credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk related to our international operations, including non-functional currency intercompany debt and net investments in subsidiaries. We are also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. Principal currencies hedged include the Canadian dollar, Australian dollar and U.S. dollar. We utilize foreign exchange forward purchase and sale contracts, as well as cross-currency swaps, to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. To hedge currency exposures related to intercompany debt, we enter into foreign exchange forward purchase and sale contracts, as well as cross-currency swap contracts, for periods consistent with the underlying debt. As of August 2, 2015, cross-currency swap contracts mature between 12 and 24 months. The notional amount of foreign exchange forward and cross-currency swap contracts accounted for as cash-flow hedges was $53 at August 2, 2015, and $58 at August 3, 2014. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings on the same line item and the same period in which the underlying hedged transaction affects earnings. The notional amount of foreign exchange forward and cross-currency swap contracts that are not designated as accounting hedges was $480 and $561 at August 2, 2015, and August 3, 2014, respectively.
Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. We manage our exposure to interest rate volatility on future debt issuances by entering into forward starting interest rate swaps to lock in the rate on the interest payments related to the anticipated debt issuances. These pay fixed rate/receive variable rate forward starting interest rate swaps are accounted for as cash-flow hedges. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings over the life of the debt. The notional amount of outstanding forward starting interest rate swaps totaled $300 at August 2, 2015, which relates to an anticipated debt issuance in 2018. The notional amount of outstanding forward starting interest rate swaps totaled $250 at August 3, 2014. We settled forward starting interest rate swaps with a notional value of $250 during 2015 at a loss of $4. The effective portion of the loss was recorded in other comprehensive income (loss) and will be recognized as additional interest expense over the 10-year life of debt issued in March 2015.
Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of diesel fuel, wheat, soybean oil, aluminum, natural gas, cocoa, butter, corn and cheese, which impact the cost of raw materials. Commodity futures, options, and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. There were no commodity contracts accounted for as cash-flow hedges as of August 2, 2015, or August 3, 2014. The notional amount of commodity contracts not designated as accounting hedges was $95 at August 2, 2015, and $146 at August 3, 2014.
Equity Price Risk
We enter into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of our capital stock, the total return of the Vanguard Institutional Index, and the total return of the Vanguard Total International Stock Index. Under these contracts, we pay variable interest rates and receive from the counterparty either the total return on our capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index; or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index. These contracts were not designated as hedges for accounting purposes. We enter into these contracts for periods typically not exceeding 12 months. The notional amounts of the contracts as of August 2, 2015, and August 3, 2014, were $49 and $56, respectively.

The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of August 2, 2015, and August 3, 2014:

	Balance Sheet Classification	2015	2014
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$3	$1
Forward starting interest rate swaps	Other current assets	—	11
Total derivatives designated as hedges		$3	$12
Derivatives not designated as hedges:
Commodity derivative contracts	Other current assets	$1	$2
Cross-currency swap contracts	Other current assets	18	—
Deferred compensation derivative contracts	Other current assets	1	—
Foreign exchange forward contracts	Other current assets	9	1
Cross-currency swap contracts	Other assets	22	—
Total derivatives not designated as hedges		$51	$3
Total asset derivatives		$54	$15

	Balance Sheet Classification	2015	2014
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$—	$1
Forward starting interest rate swaps	Other liabilities	8	—
Total derivatives designated as hedges		$8	$1
Derivatives not designated as hedges:
Commodity derivative contracts	Accrued liabilities	$10	$10
Cross-currency swap contracts	Accrued liabilities	—	1
Deferred compensation derivative contracts	Accrued liabilities	—	3
Foreign exchange forward contracts	Accrued liabilities	2	2
Commodity derivative contracts	Other liabilities	—	1
Cross-currency swap contracts	Other liabilities	—	5
Total derivatives not designated as hedges		$12	$22
Total liability derivatives		$20	$23
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of August 2, 2015, and August 3, 2014, would be adjusted as detailed in the following table:

	2015			2014
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$54	$(13)	$41	$15	$(4)	$11
Total liability derivatives	$20	$(13)	$7	$23	$(4)	$19
We do not offset fair value amounts recognized for exchange-traded commodity derivative instruments and cash margin accounts executed with the same counterparty that are subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of open positions. At August 2, 2015, and August 3, 2014, a cash margin account balance of $12 and $14, respectively, was included in Other current assets in the Consolidated Balance Sheets.
The following tables show the effect of our derivative instruments designated as cash-flow hedges for the years ended August 2, 2015, and August 3, 2014, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:
Derivatives Designated as Cash-Flow Hedges

		Total Cash-Flow Hedge OCI Activity
		2015	2014
OCI derivative gain (loss) at beginning of year		$(4)	$8
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		18	—
Forward starting interest rate swaps		(23)	(12)
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	(4)	(4)
Foreign exchange forward contracts	Other expenses / (income)	(1)	1
Forward starting interest rate swaps	Interest expense	4	3
OCI derivative gain (loss) at end of year		$(10)	$(4)
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a gain of $8. The ineffective portion and amount excluded from effectiveness testing were not material.
The following table shows the effect of our derivative instruments designated as fair-value hedges in the Consolidated Statements of Earnings:

		Amount of Gain (Loss) Recognized in Earnings on Derivatives		Amount of Gain (Loss) Recognized in Earnings on Hedged Item
Derivatives Designated as Fair-Value Hedges	Location of Gain (Loss) Recognized in Earnings	2015	2014	2015	2014
Interest rate swaps	Interest expense	$—	$(1)	$—	$1
The following table shows the effects of our derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
Derivatives not Designated as Hedges	Location of Gain (Loss) Recognized in Earnings	2015	2014
Foreign exchange forward contracts	Cost of products sold	$2	$3
Foreign exchange forward contracts	Other expenses / (income)	(3)	(12)
Cross-currency swap contracts	Other expenses / (income)	58	7
Commodity derivative contracts	Cost of products sold	(19)	(4)
Deferred compensation derivative contracts	Administrative expenses	7	2
Total		$45	$(4)

15.	Fair Value Measurements
We categorize financial assets and liabilities based on the following fair value hierarchy:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs, which are valued based on our estimates of assumptions that market participants would use in pricing the asset or liability.

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. When available, we use unadjusted quoted market prices to measure the fair value and classifies such items as Level 1. If quoted market prices are not available, we base fair value upon internally developed models that use current market-based or independently sourced market parameters such as interest rates and currency rates. Included in the fair value of derivative instruments is an adjustment for credit and nonperformance risk.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our financial assets and liabilities that are measured at fair value on a recurring basis as of August 2, 2015, and August 3, 2014, consistent with the fair value hierarchy:

	Fair Value as of August 2, 2015	Fair Value Measurements at August 2, 2015 Using Fair Value Hierarchy			Fair Value as of August 3, 2014	Fair Value Measurements at August 3, 2014 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Forward starting interest rate swaps(1)	$—	$—	$—	$—	$11	$—	$11	$—
Foreign exchange forward contracts(2)	12	—	12	—	2	—	2	—
Commodity derivative contracts(3)	1	1	—	—	2	1	1	—
Cross-currency swap contracts(4)	40	—	40	—	—	—	—	—
Deferred compensation derivative contracts(5)	1	—	1	—	—	—	—	—
Total assets at fair value	$54	$1	$53	$—	$15	$1	$14	$—

	Fair Value as of August 2, 2015	Fair Value Measurements at August 2, 2015 Using Fair Value Hierarchy			Fair Value as of August 3, 2014	Fair Value Measurements at August 3, 2014 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Forward starting interest rate swaps(1)	$8	$—	$8	$—	$—	$—	$—	$—
Foreign exchange forward contracts(2)	2	—	2	—	3	—	3	—
Commodity derivative contracts(3)	10	10	—	—	11	11	—	—
Cross-currency swap contracts(4)	—	—	—	—	6	—	6	—
Deferred compensation derivative contracts(5)	—	—	—	—	3	—	3	—
Deferred compensation obligation(6)	120	120	—	—	123	123	—	—
Total liabilities at fair value	$140	$130	$10	$—	$146	$134	$12	$—
___________________________________

(1)	Based on LIBOR swap rates.

(2)	Based on observable market transactions of spot currency rates and forward rates.

(3)	Based on quoted futures exchanges and on observable prices of futures and options transactions in the marketplace.

(4)	Based on observable local benchmarks for currency and interest rates.

(5)	Based on LIBOR and equity index swap rates.

(6)	Based on the fair value of the participants’ investments.
Items Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, we are also required to measure certain items at fair value on a nonrecurring basis.
In the fourth quarter of 2015, as part of our annual review of intangible assets, we recognized an impairment charge of $6 on minor trademarks used in the Global Baking and Snacking segment. See also Note 6. The carrying value was $9 as of August 2, 2015. Fair value was determined based on unobservable Level 3 inputs. Fair value was determined based on discounted cash flow analysis that include significant management assumptions such as revenue growth rates, weighted average cost of capital, and assumed royalty rates.
In the second quarter of 2014, we recognized an impairment charge of $11 on plant assets associated with the initiative to restructure manufacturing and streamline operations for our soup and broth business in China. See also Note 8. The carrying value was reduced to estimated fair value based on expected proceeds. The carrying value was not material.
On October 28, 2013, we completed the sale of our European simple meals business. The assets and liabilities of the European business have been reflected in assets and liabilities held for sale in the Consolidated Balance Sheet as of July 28, 2013. We reflected the results of the business as discontinued operations in the Consolidated Statements of Earnings. The business was historically included in the International Simple Meals and Beverages segment.
In the fourth quarter of 2013, as part of our annual review of intangible assets, an impairment charge of $360 was recorded on goodwill for the simple meals business in Europe to reduce the carrying value to the implied fair value of $110. The impairment was attributable to a combination of factors, including the existence of a firm offer to purchase the business; a revised future outlook for the business, with reduced expectations for future sales and discounted cash flows, given the economic uncertainty in the region; future investments required to maintain performance; and management's assumptions on the weighted average cost of capital. Fair value was determined based on discounted cash flow analyses, which are unobservable Level 3 inputs, and taking into account the firm offer. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions.
In the fourth quarter of 2013, as part of our annual review of intangible assets, an impairment charge of $36 was recognized on trademarks used in the European simple meals business. See also Note 6. Fair value was determined based on unobservable Level 3 inputs. Fair value was determined based on discounted cash flow analysis that include significant management assumptions such as revenue growth rates, weighted average costs of capital, and assumed royalty rates.
The following table presents our fair value measurements of intangible assets that were recognized in the year ended July 28,
2013:

	2013
Intangible assets	Impairment	Fair Value
Blå Band	$1	$19
Heisse Tasse	$4	$6
Isomitta	$8	$4
Royco	$23	$53
In 2013, we also recognized $99 of accelerated depreciation/asset impairment on plant assets associated with the 2013 restructuring initiatives described in Note 8. The carrying value of assets was reduced to estimated fair value based on expected proceeds. The carrying value was $29 at July 28, 2013.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, excluding the current portion of long-term debt, approximate fair value.
Cash equivalents of $39 at August 2, 2015, and $46 at August 3, 2014, represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of long-term debt, including the current portion of long-term debt in Short-term borrowings, was $2,623 at August 2, 2015, and $2,647 at August 3, 2014. The carrying value was $2,552 at August 2, 2015, and $2,544 at August 3, 2014.

The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.

16.	Shareholders' Equity
We have authorized 560 million shares of Capital stock with $.0375 par value and 40 million shares of Preferred stock, issuable in one or more classes, with or without par as may be authorized by the Board of Directors. No Preferred stock has been issued.
In December 2012, 219 million shares held as treasury stock were retired and returned to unissued status.
Share Repurchase Programs
In June 2011, the Board authorized the purchase of up to $1,000 of our stock. This program has no expiration date. In addition to this publicly announced program, we also purchase shares to offset the impact of dilution from shares issued under our stock compensation plans.
In 2015, we repurchased 5 million shares at a cost of $244. Of this amount, $200 was used to repurchase shares pursuant to our June 2011 publicly announced share repurchase program. Approximately $550 remained available under this program as of August 2, 2015. In 2014, we repurchased 2 million shares at a cost of $76 and in 2013, we repurchased 4 million shares at a cost of $153 to offset the impact of dilution from shares issued under our stock compensation plans.

17.	Stock-based Compensation
In 2003, shareholders approved the 2003 Long-Term Incentive Plan, which authorized the issuance of an aggregate of 31.2 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock/units (including performance restricted stock) and performance units. In 2005, shareholders approved the 2005 Long-Term Incentive Plan, which authorized the issuance of an additional 6 million shares to satisfy the same types of awards. In 2008, shareholders approved an amendment to the 2005 Long-Term Incentive Plan to increase the number of authorized shares to 10.5 million and in 2010, shareholders approved another amendment to the 2005 Long-Term Incentive Plan to increase the number of authorized shares to 17.5 million.
Awards under Long-Term Incentive Plans may be granted to employees and directors. Pursuant to the Long-Term Incentive Plan, we adopted a long-term incentive compensation program which provides for grants of total shareholder return (TSR) performance restricted stock/units, EPS performance restricted stock/units, strategic performance restricted stock/units, time-lapse restricted stock/units and special performance restricted stock/units. Under the program, awards of TSR performance restricted stock/units will be earned by comparing our total shareholder return during a three-year period to the respective total shareholder returns of companies in a performance peer group. Based upon our ranking in the performance peer group, a recipient of TSR performance restricted stock/units may earn a total award ranging from 0% to 225% of the initial grant. Awards of EPS performance restricted stock/units will be earned based upon our achievement of annual earnings per share goals. During the three-year vesting period, a recipient of EPS performance restricted stock/units may earn a total award of either 0% or 100% of the initial grant. Awards of the strategic performance restricted stock units are earned based upon the achievement of two key metrics, net sales and EPS growth, compared to strategic plan objectives during a two- or three-year period. A recipient of strategic performance restricted stock units may earn a total award ranging from 0% to 200% of the initial grant. Awards of time-lapse restricted stock/units will vest ratably over the three-year period. In addition, we may issue special grants of restricted stock/units to attract and retain executives which vest over various periods. Awards are generally granted annually in October.
Annual stock option grants were not part of the long-term incentive compensation program for 2015, 2014, or 2013. However, stock options may still be granted on a selective basis under the Long-Term Incentive Plans.The term of a stock option granted under these plans may not exceed ten years from the date of grant. Options granted under these plans vest cumulatively over a three-year period at a rate of 30%, 60% and 100%, respectively. The option price may not be less than the fair market value of a share of common stock on the date of the grant.
In 2015, we issued time-lapse restricted stock units, EPS performance restricted stock units, TSR performance restricted stock units and special performance restricted stock units. We did not issue strategic performance restricted stock units in 2015.
Total pre-tax stock-based compensation expense recognized in Earnings from continuing operations was $57 for 2015, $56 for 2014 and $109 for 2013. The pre-tax stock-based compensation expense recognized in Earnings (loss) from discontinued operations was $1 for 2014 and $4 for 2013. Tax-related benefits of $21 were recognized for 2015 and 2014, and $42 were recognized for 2013.

The following table summarizes stock option activity as of August 2, 2015:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)
Outstanding at August 3, 2014	408	$28.33
Granted	—	$—
Exercised	(331)	$27.98
Terminated	(3)	$26.36
Outstanding at August 2, 2015	74	$29.91	0.4	$1
Exercisable at August 2, 2015	74	$29.91	0.4	$1
The total intrinsic value of options exercised during 2015, 2014 and 2013, was $5, $12 and $36, respectively. As of January 2009, compensation related to stock options was fully expensed. We measured the fair value of stock options using the Black-Scholes option pricing model.
The following table summarizes time-lapse restricted stock units, EPS performance restricted stock units, strategic performance restricted stock units and special performance restricted stock units as of August 2, 2015:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at August 3, 2014	2,994	$37.69
Granted	1,183	$43.00
Vested	(1,303)	$35.89
Forfeited	(464)	$37.00
Nonvested at August 2, 2015	2,410	$41.40
We determine the fair value of time-lapse restricted stock units, EPS performance restricted stock units, strategic performance restricted stock units and special performance restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. We expense EPS performance restricted stock units on a graded-vesting basis, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. There were 246 thousand EPS performance target grants outstanding at August 2, 2015, with a weighted-average grant-date fair value of $40.69. We expense strategic performance restricted stock units on a straight-line basis over the service period. There were 360 thousand strategic performance target grants outstanding at August 2, 2015, with a grant-date fair value of $41.21. The actual number of EPS performance restricted stock units and strategic performance restricted stock units that vest will depend on actual performance achieved. We estimate expense based on the number of awards expected to vest.
In 2015, we issued special performance restricted stock units for which vesting is contingent upon meeting various financial goals and performance milestones to support innovation and growth initiatives. These awards vest over a period of 2 years and are included in the table above. The actual number of special performance awards issued at the vesting date could range from 0% to 150%. There were 184 thousand special performance restricted stock units outstanding at August 2, 2015, with a grant-date fair value of $42.22.
As of August 2, 2015, total remaining unearned compensation related to nonvested time-lapse restricted stock units, EPS performance restricted stock units, strategic performance restricted stock units and special performance restricted stock units was $32, which will be amortized over the weighted-average remaining service period of 1.6 years. The fair value of restricted stock units vested during 2015, 2014 and 2013 was $56, $106 and $57, respectively. The weighted-average grant-date fair value of the restricted stock units granted during 2014 and 2013 was $39.97 and $35.44, respectively.

The following table summarizes TSR performance restricted stock units as of August 2, 2015:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at August 3, 2014	861	$38.15
Granted	874	$43.39
Vested	—	$—
Forfeited	(156)	$41.23
Nonvested at August 2, 2015	1,579	$40.75
We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation. Assumptions used in the Monte Carlo simulation were as follows:

	2015	2014	2013
Risk-free interest rate	0.97%	0.60%	0.30%
Expected dividend yield	2.91%	2.98%	3.26%
Expected volatility	16.20%	15.76%	15.07%
Expected term	3 years	3 years	3 years
We recognize compensation expense on a straight-line basis over the service period. As of August 2, 2015, total remaining unearned compensation related to TSR performance restricted stock units was $26, which will be amortized over the weighted-average remaining service period of 1.9 years. In the first quarter of 2014, recipients of TSR performance restricted stock units earned 0% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 26, 2013. There were no TSR performance restricted stock units granted during 2012. The grant-date fair value of the TSR performance restricted stock units granted during 2014 and 2013 was $36.26 and $39.76, respectively. In the first quarter of 2016, recipients of TSR performance restricted stock units will receive a 100% payout based upon our TSR ranking in a performance peer group during a three-year period ended July 31, 2015.
The excess tax benefits on the exercise of stock options and vested restricted stock presented as cash flows from financing activities were $6 in 2015, $13 in 2014 and $12 in 2013. Cash received from the exercise of stock options was $9, $18 and $83 for 2015, 2014 and 2013, respectively, and are reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

18.	Commitments and Contingencies
We are a party to legal proceedings and claims arising out of the normal course of business.
We assess the probability of loss for all legal proceedings and claims and have recognized liabilities for such contingencies. Although the results of these matters cannot be predicted with certainty, in our opinion, the final outcome of legal proceedings and claims will not have a material adverse effect on our consolidated results of operations or financial condition.
We have certain operating lease commitments, primarily related to warehouse and office facilities, and certain equipment. Rent expense under operating lease commitments was $48 in 2015, $50 in 2014 and $54 in 2013. These amounts included $2 in 2014 and $8 in 2013 related to discontinued operations. Future minimum annual rental payments under these operating leases as of August 3, 2014, are as follows:

2016	2017	2018	2019	2020	Thereafter
$38	$26	$22	$17	$15	$21
We guarantee approximately 2,000 bank loans made to Pepperidge Farm independent sales distributors by third‑party financial institutions for the purchase of distribution routes. The maximum potential amount of future payments under existing guarantees we could be required to make is $192. Our guarantees are indirectly secured by the distribution routes. We do not believe it is probable that we will be required to make guarantee payments as a result of defaults on the bank loans guaranteed. The amounts recognized as of August 2, 2015, and August 3, 2014, were not material.
We have provided certain standard indemnifications in connection with divestitures, contracts and other transactions. Certain indemnifications have finite expiration dates. Liabilities recognized based on known exposures related to such matters were not material at August 2, 2015, and August 3, 2014.

19.	Supplemental Financial Statement Data
Balance Sheets

	2015	2014
Accounts receivable
Customer accounts receivable	$570	$597
Allowances	(13)	(12)
Subtotal	$557	$585
Other	90	85
	$647	$670

Inventories
Raw materials, containers and supplies	$427	$399
Finished products	566	617
	$993	$1,016

Other current assets
Deferred taxes	$115	$96
Fair value of derivatives	32	15
Other	52	71
	$199	$182

Plant assets
Land	$57	$62
Buildings	1,416	1,384
Machinery and equipment	3,802	3,856
Projects in progress	238	217
Total cost	$5,513	$5,519
Accumulated depreciation(1)	(3,166)	(3,201)
	$2,347	$2,318

Other assets
Fair value of derivatives	$22	$—
Deferred taxes	25	32
Other	54	55
	$101	$87

	2015	2014
Accrued liabilities
Accrued compensation and benefits	$255	$237
Fair value of derivatives	12	17
Accrued trade and consumer promotion programs	125	122
Accrued interest	35	37
Restructuring	54	31
Other	108	109
	$589	$553
Other liabilities
Pension benefits	$233	$170
Deferred compensation(2)	104	109
Postretirement benefits	362	359
Fair value of derivatives	8	6
Unrecognized tax benefits	26	23
Restructuring	49	—
Other	68	62
	$850	$729
____________________________________

(1)
Depreciation expense was $286 in 2015, $287 in 2014 and $393 in 2013. These amounts included $1 in 2013 related to discontinued operations. Buildings are depreciated over periods ranging from 7 to 45 years. Machinery and equipment are depreciated over periods generally ranging from 2 to 20 years.

(2)
The deferred compensation obligation represents unfunded plans maintained for the purpose of providing our directors and certain of our executives the opportunity to defer a portion of their compensation. All forms of compensation contributed to the deferred compensation plans are accounted for in accordance with the underlying program. Deferrals and our contributions are credited to an investment account in the participant's name, although no funds are actually contributed to the investment account and no investments are actually purchased. Seven investment choices are available, including: (1) a book account that tracks the total return on our stock; (2) a book account that tracks the performance of the Vanguard Institutional Index; (3) a book account that tracks the performance of the Vanguard Extended Market Index; (4) a book account that tracks the performance of the Vanguard Total International Stock Index; (5) a book account that tracks the performance of the Vanguard Total Bond Market Index; (6) a book account that tracks the performance of the Vanguard Short-Term Bond Index; and (7) a book account that tracks the BlackRock Liquidity TempFund. Participants can reallocate investments daily and are entitled to the gains and losses on investment funds. We recognize an amount in the Consolidated Statements of Earnings for the market appreciation/depreciation of each fund.

Statements of Earnings

	2015	2014	2013
Other Expenses/(Income)
Foreign exchange (gains)/losses(1)	$—	$6	$3
Amortization of intangible assets	17	18	14
Impairment of intangible assets(2)	6	—	—
Acquisition related costs	—	—	10
Other	1	(2)	2
	$24	$22	$29

Advertising and consumer promotion expense(3)	$385	$411	$419

Interest expense
Interest expense	$111	$124	$138
Less: Interest capitalized	3	2	3
	$108	$122	$135
____________________________________

(1)	2014 included a loss of $9 on foreign exchange forward contracts used to hedge the proceeds from the sale of the European simple meals business.

(2)	In 2015, we recognized a $6 impairment charge related to minor trademarks. See also Note 6.

(3)	Included in Marketing and selling expenses.

Statements of Cash Flows

	2015	2014	2013
Cash Flows from Operating Activities
Other non-cash charges to net earnings
Non-cash compensation/benefit related expense	$78	$114	$134
Other	16	4	21
	$94	$118	$155

Other
Benefit related payments	$(53)	$(52)	$(54)
Other	1	(1)	(4)
	$(52)	$(53)	$(58)

Other Cash Flow Information
Interest paid	$111	$122	$124
Interest received	$3	$3	$10
Income taxes paid	$333	$421	$345

20.	Voluntary Product Recall
On November 8, 2013, we voluntarily recalled a range of Plum products packaged in resealable pouches after discovering a manufacturing defect that may cause spoilage in some pouches. In the first quarter of 2014, we recognized costs of $16 ($11 after tax, or $.03 per share) associated with the recall, including estimates for customer returns and consumer rebates, costs associated with returned product and the disposal and write-off of inventory.

21.	Quarterly Data (unaudited)

	2015
	First	Second	Third	Fourth
Net sales	$2,255	$2,234	$1,900	$1,693
Gross profit	783	728	682	612
Net earnings attributable to Campbell Soup Company	234	207	182	68
Per share - basic
Net earnings attributable to Campbell Soup Company	.75	.66	.59	.22
Dividends	.312	.312	.312	.312
Per share - assuming dilution
Net earnings attributable to Campbell Soup Company	.74	.66	.58	.22
Market price
High	$45.12	$47.45	$48.31	$49.54
Low	$41.15	$42.70	$44.45	$44.92

	2015
	First	Second	Third	Fourth
In 2015, the following charges were recorded in Net earnings attributable to Campbell Soup Company:
Restructuring charges and implementation costs (see Note 8)	$—	$—	$11	$67
Per share - assuming dilution
Restructuring charges and implementation costs	—	—	.04	.21

	2014
	First	Second	Third	Fourth
Net sales	$2,165	$2,281	$1,970	$1,852
Gross profit	777	814	676	631
Earnings from continuing operations attributable to Campbell Soup Company	181	235	184	137
Earnings (loss) from discontinued operations	(9)	90	—	—
Net earnings attributable to Campbell Soup Company	172	325	184	137
Per share - basic
Earnings from continuing operations attributable to Campbell Soup Company	.58	.75	.59	.44
Earnings (loss) from discontinued operations	(.03)	.29	—	—
Net earnings attributable to Campbell Soup Company(1)	.55	1.04	.59	.44
Dividends	.312	.312	.312	.312
Per share - assuming dilution
Earnings from continuing operations attributable to Campbell Soup Company	.57	.74	.58	.43
Earnings (loss) from discontinued operations	(.03)	.28	—	—
Net earnings attributable to Campbell Soup Company(1)	.54	1.03	.58	.43
Market price
High	$48.08	$43.70	$45.48	$46.67
Low	$39.87	$38.30	$39.60	$41.39
____________________________________

(1)	The sum of the individual per share amounts may not add due to rounding.

	2014
	First	Second	Third	Fourth
In 2014, the following charges were recorded in Earnings from continuing operations:
Restructuring charges and related costs (see Note 8)	$15	$5	$1	$15
Pension settlement charges (see Note 11)	—	—	11	3
Loss on foreign exchange forward contracts related to the sale of the European simple meals business (see Note 19)	6	—	—	—
Tax expense associated with the sale of the European simple meals business	7	—	—	—
Per share - assuming dilution
Restructuring charges and related costs	.05	.02	—	.05
Pension settlement charges	—	—	.03	.01
Loss on foreign exchange forward contracts related to the sale of the European simple meals business	.02	—	—	—
Tax expense associated with the sale of the European simple meals business	.02	—	—	—
In 2014, the following charges (gains) were recorded in Earnings (loss) from discontinuing operations:
Taxes, costs associated with the sale, and gain on sale of the European simple meals business (see Note 4)	$18	$(90)	—	—
Per share - assuming dilution
Taxes, costs associated with the sale, and gain on sale of the European simple meals business (see Note 4)	.06	(.28)	—	—

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of August 2, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment using those criteria, management concluded that the company’s internal control over financial reporting was effective as of August 2, 2015.

The effectiveness of the company’s internal control over financial reporting as of August 2, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

/s/ Denise M. Morrison
Denise M. Morrison
President and Chief Executive Officer

/s/ Anthony P. DiSilvestro
Anthony P. DiSilvestro
Senior Vice President — Chief Financial Officer

/s/ William J. O’Shea
William J. O’Shea
Vice President — Controller
(Principal Accounting Officer)

September 29, 2015

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of Campbell Soup Company

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(1) present fairly, in all material respects, the financial position of Campbell Soup Company and its subsidiaries at August 2, 2015 and August 3, 2014, and the results of their operations and their cash flows for each of the three fiscal years in the period ended August 2, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 2, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

September 29, 2015

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of August 2, 2015 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President — Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
The annual report of management on our internal control over financial reporting is provided under "Financial Statements and Supplementary Data" on pages 75-76. The attestation report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding our internal control over financial reporting is provided under "Financial Statements and Supplementary Data" on page 77.
During the fourth quarter of 2015, we completed the implementation of a new global purchasing management system for most of our non-ingredient and non-packaging products and services. During the fourth quarter of 2015, we also completed the implementation of a new North American payroll system as part of a new overall global workforce management system. In conjunction with the implementation of the new purchasing and payroll systems, we modified processes impacted by the new systems, such as transaction processing, user access security, authorization procedures and system reporting.
Except as described above, there were no changes in our internal control over financial reporting that materially affected, or were likely to materially affect, such control over financial reporting during the quarter ended August 2, 2015.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The sections entitled “Election of Directors,” “Voting Securities and Principal Shareholders — Ownership of Directors and Executive Officers” and “Voting Securities and Principal Shareholders — Compliance with Section 16(a) of the Exchange Act” in our Proxy Statement for the Annual Meeting of Shareholders to be held on November 18, 2015 (the 2015 Proxy) are incorporated herein by reference. The information presented in the section entitled “Corporate Governance — Board Committee Structure” in the 2015 Proxy relating to the members of our Audit Committee and the Audit Committee’s financial expert is incorporated herein by reference.
Certain of the information required by this Item relating to our executive officers is set forth under the heading “Executive Officers of the Company.”
We have adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer, Controller and members of the Chief Financial Officer’s financial leadership team. The Code of Ethics for the Chief Executive Officer and Senior Financial Officers is posted on our website, www.campbellsoupcompany.com (under the “About Us — Corporate Governance” caption). We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for the Chief Executive Officer and Senior Financial Officers by posting such information on our website.
We have also adopted a separate Code of Business Conduct and Ethics applicable to the Board of Directors, our officers and all of our employees. The Code of Business Conduct and Ethics is posted on our website, www.campbellsoupcompany.com (under the “About Us — Corporate Governance” caption). Our Corporate Governance Standards and the charters of our four standing committees of the Board of Directors can also be found at this website. Printed copies of the foregoing are available to any shareholder requesting a copy by:

•	writing to Investor Relations, Campbell Soup Company, 1 Campbell Place, Camden, NJ 08103-1799;

•	calling 1-800-840-2865; or

•	e-mailing our Investor Relations Department at investorrelations@campbellsoup.com.
Item 11. Executive Compensation
The information presented in the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Compensation of Directors,” “Corporate Governance — Compensation and Organization Committee — Compensation and Organization Committee Interlocks and Insider Participation” and “Compensation and Organization Committee Report” in the 2015 Proxy is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information presented in the sections entitled “Securities Authorized for Issuance Under Equity Compensation Plans,” “Voting Securities and Principal Shareholders — Ownership of Directors and Executive Officers” and “Voting Securities and Principal Shareholders — Principal Shareholders” in the 2015 Proxy is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information presented in the section entitled “Transactions with Related Persons,” “Corporate Governance — Director Independence” and “Corporate Governance — Board Committee Structure” in the 2015 Proxy is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information presented in the section entitled “Audit Firm Fees and Services” in the 2015 Proxy is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1.  Financial Statements
Consolidated Statements of Earnings for 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income for 2015, 2014 and 2013
Consolidated Balance Sheets as of August 2, 2015 and August 3, 2014
Consolidated Statements of Cash Flows for 2015, 2014 and 2013
Consolidated Statements of Equity for 2015, 2014 and 2013
Notes to Consolidated Financial Statements
Management's Report on Financial Statements
Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
2.  Financial Statement Schedule
II - Valuation and Qualifying Accounts for 2015, 2014 and 2013
3.  Exhibits

3(i)
Campbell’s Restated Certificate of Incorporation as amended through February 24, 1997 was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 28, 2002, and is incorporated herein by reference.

3(ii)	Campbell’s By-Laws, effective September 28, 2015, were filed with the SEC on a Form 8-K (SEC file number 1-3822) on September 29, 2015, and are incorporated herein by reference.

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

9(a)
Major Stockholders’ Voting Trust Agreement dated June 2, 1990, as amended, was filed with the SEC by (i) Campbell as Exhibit 99.C to Campbell’s Schedule 13E-4 (SEC file number 5-7735) filed on September 12, 1996, (ii) the Trustees of the Major Stockholders’ Voting Trust as Exhibit 99.G to Amendment No. 7 to their Schedule 13D (SEC file number 5-7735) dated March 3, 2000, (iii) the Trustees of the Major Stockholders’ Voting Trust as Exhibit 99.M to Amendment No. 8 to their Schedule 13D (SEC file number 5-7735) dated January 26, 2001, (iv) the Trustees of the Major Stockholders’ Voting Trust as Exhibit 99.P to Amendment No. 9 to their Schedule 13D (SEC file number 5-7735) dated September 30, 2002, and (v) by Campbell as Exhibits 9(b), 9(c), 9(d) and 9(e) to Campbell's Form 10-K (SEC file number 1-3822) for the fiscal year ended August 3, 2014, and is incorporated herein by reference.

10(a)
Campbell Soup Company 2003 Long-Term Incentive Plan, as amended and restated on September 25, 2008, was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended August 3, 2008, and is incorporated herein by reference.

10(b)
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

10(e)
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

10(h)
Severance Protection Agreement dated January 8, 2001, with Douglas R. Conant, Campbell's President and Chief Executive Officer through fiscal 2011, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 28, 2001, and is incorporated herein by reference. Agreements with the existing executive officers listed under the heading “Executive Officers of the Company” (other than Carlos Barroso, Adam G. Ciongoli, Jeffrey T. Dunn, Luca Mignini and Michael P. Senackerib) are in all material respects the same as Mr. Conant’s agreement.

10(i)
Amendment to the Severance Protection Agreement dated February 26, 2008, with Douglas R. Conant, Campbell's President and Chief Executive Officer through fiscal 2011, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 2, 2008, and is incorporated herein by reference. Amendments with the existing executive officers listed under the heading “Executive Officers of the Company” (other than Carlos Barroso, Adam G. Ciongoli, Jeffrey T. Dunn, Luca Mignini and Michael P. Senackerib) are in all material respects the same as Mr. Conant’s agreement.

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

10(l)
Form of U.S. Severance Protection Agreement, which is applicable to executives hired on or after August 1, 2011 (such as Carlos Barroso, Adam G. Ciongoli, Jeffrey T. Dunn and Michael P. Senackerib), was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 31, 2011, and is incorporated herein by reference.

10(m)
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

10(o)
Amendment to the Campbell Soup Company Severance Pay Plan for Salaried Employees, effective as of May 1, 2015, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended May 3, 2015, and is incorporated herein by reference.

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

10(r)*
Letter Agreement, dated July 22, 2014, between the company and Jeffrey T. Dunn was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2015, and is incorporated herein by reference.

10(s)
2005 Long-Term Incentive Plan Time-Lapsed Restricted Stock Unit Agreement, dated as of August 1, 2014, between the company and Jeffrey T. Dunn was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2015, and is incorporated herein by reference.

10(t)*
2005 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement, dated as of October 1, 2014, between the company and Jeffrey T. Dunn was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2015, and is incorporated herein by reference.

10(u)*
2005 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement, dated as of October 1, 2014, between the company and Jeffrey T. Dunn was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2015, and is incorporated herein by reference.

10(v)
Wm. Bolthouse Farms, Inc. Salaried & Hourly Administrative Performance-Based Incentive Plan was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2015, and is incorporated herein by reference.

10(w)
Wm. Bolthouse Farms, Inc. Deferred Compensation Plan, effective as of August 1, 2010 was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2015, and is incorporated herein by reference.

10(x)
Form of 2005 Long-Term Incentive Plan Time-Lapsed Restricted Stock Unit Agreement was filed with the Commission on a Form 8-K (File number 1-3822) on February 2, 2015, and is incorporated herein by reference. The form agreement is applicable to the (i) February 1, 2015 restricted stock unit grants to each of Mark R. Alexander, Luca Mignini and Michael P. Senackerib, (ii) the March 1, 2015 restricted stock unit grant to Ed Carolan (provided that the vesting period for Mr. Carolan's grant is three (3) years); and (iii) the August 1, 2015 restricted stock unit grant to Adam G. Ciongoli.

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
Date: September 29, 2015

CAMPBELL SOUP COMPANY

By: /s/ Anthony P. DiSilvestro
Anthony P. DiSilvestro
Senior Vice President — Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Campbell and in the capacity and on the date indicated.
Date: September 29, 2015

/s/ Anthony P. DiSilvestro	/s/ William J. O’Shea
Anthony P. DiSilvestro	William J. O’Shea
Senior Vice President — Chief Financial Officer	Vice President — Controller

Paul R. Charron	Chairman and Director	}
Denise M. Morrison	President, Chief Executive	}
	Officer and Director	}
Bennett Dorrance	Director	}
Lawrence C. Karlson	Director	}
Randall W. Larrimore	Director	}
Marc B. Lautenbach	Director	}	By: /s/ Adam G. Ciongoli
Mary Alice D. Malone	Director	}	Adam G. Ciongoli
Sara Mathew	Director	}	Senior Vice President and General Counsel
Charles R. Perrin	Director	}
A. Barry Rand	Director	}
Nick Shreiber	Director	}
Tracey T. Travis	Director	}
Archbold D. van Beuren	Director	}
Les C. Vinney	Director	}

Schedule II

CAMPBELL SOUP COMPANY
Valuation and Qualifying Accounts

For the Fiscal Years ended August 2, 2015, August 3, 2014 and July 28, 2013
(Millions)

	Balance at Beginning of Period	Charged to/ (Reduction in) Costs and Expenses	Deductions	Acquisitions	Balance at End of Period
Fiscal year ended August 2, 2015
Cash discount	$4	$116	$(115)	$—	$5
Bad debt reserve	3	2	(1)	—	4
Returns reserve(1)	5	—	(1)	—	4
Total Accounts receivable allowances	$12	$118	$(117)	$—	$13

Fiscal year ended August 3, 2014
Cash discount	$5	$114	$(115)	$—	$4
Bad debt reserve	2	—	(1)	2	3
Returns reserve(1)	4	1	—	—	5
Total Accounts receivable allowances	$11	$115	$(116)	$2	$12

Fiscal year ended July 28, 2013
Cash discount	$4	$114	$(113)	$—	$5
Bad debt reserve	2	1	(1)	—	2
Returns reserve(1)	4	1	(1)	—	4
Total Accounts receivable allowances	$10	$116	$(115)	$—	$11
_______________________________________

(1)
The returns reserve is evaluated quarterly and adjusted accordingly. During each period, returns are charged to net sales in the Consolidated Statements of Earnings as incurred. Actual returns were approximately $105 in 2015, $118 in 201 and $124 in 2013, or less than 2% of net sales.

INDEX TO EXHIBITS

3(i)
Campbell’s Restated Certificate of Incorporation as amended through February 24, 1997 was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 28, 2002, and is incorporated herein by reference.

3(ii)	Campbell’s By-Laws, effective September 28, 2015, were filed with the SEC on a Form 8-K (SEC file number 1-3822) on September 29, 2015, and are incorporated herein by reference

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

9(a)
Major Stockholders’ Voting Trust Agreement dated June 2, 1990, as amended, was filed with the SEC by (i) Campbell as Exhibit 99.C to Campbell’s Schedule 13E-4 (SEC file number 5-7735) filed on September 12, 1996, (ii) the Trustees of the Major Stockholders’ Voting Trust as Exhibit 99.G to Amendment No. 7 to their Schedule 13D (SEC file number 5-7735) dated March 3, 2000, (iii) the Trustees of the Major Stockholders’ Voting Trust as Exhibit 99.M to Amendment No. 8 to their Schedule 13D (SEC file number 5-7735) dated January 26, 2001, (iv) the Trustees of the Major Stockholders’ Voting Trust as Exhibit 99.P to Amendment No. 9 to their Schedule 13D (SEC file number 5-7735) dated September 30, 2002, and (v) by Campbell as Exhibits 9(b), 9(c), 9(d) and 9(e) to Campbell's Form 10-K (SEC file number 1-3822) for the fiscal year ended August 3, 2014, and is incorporated herein by reference.

10(a)
Campbell Soup Company 2003 Long-Term Incentive Plan, as amended and restated on September 25, 2008, was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended August 3, 2008, and is incorporated herein by reference.

10(b)
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

10(e)
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

10(h)
Severance Protection Agreement dated January 8, 2001, with Douglas R. Conant, Campbell's President and Chief Executive Officer through fiscal 2011, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 28, 2001, and is incorporated herein by reference. Agreements with the existing executive officers listed under the heading “Executive Officers of the Company” (other than Carlos Barroso, Adam G. Ciongoli, Jeffrey T. Dunn, Luca Mignini and Michael P. Senackerib) are in all material respects the same as Mr. Conant’s agreement.

10(i)
Amendment to the Severance Protection Agreement dated February 26, 2008, with Douglas R. Conant, Campbell's President and Chief Executive Officer through fiscal 2011, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 2, 2008, and is incorporated herein by reference. Amendments with the existing executive officers listed under the heading “Executive Officers of the Company” (other than Carlos Barroso, Adam G. Ciongoli, Jeffrey T. Dunn, Luca Mignini and Michael P. Senackerib) are in all material respects the same as Mr. Conant’s agreement.

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

10(l)
Form of U.S. Severance Protection Agreement, which is applicable to executives hired on or after August 1, 2011 (such as Carlos Barroso, Adam G. Ciongoli, Jeffrey T. Dunn and Michael P. Senackerib), was filed with the SEC with Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 31, 2011, and is incorporated herein by reference.

10(m)
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

10(o)
Amendment to the Campbell Soup Company Severance Pay Plan for Salaried Employees, effective as of May 1, 2015, was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended May 3, 2015, and is incorporated herein by reference.

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

10(r)*
Letter Agreement, dated July 22, 2014, between the company and Jeffrey T. Dunn was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2015, and is incorporated herein by reference.

10(s)
2005 Long-Term Incentive Plan Time-Lapsed Restricted Stock Unit Agreement, dated as of August 1, 2014, between the company and Jeffrey T. Dunn was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2015, and is incorporated herein by reference.

10(t)*
2005 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement, dated as of October 1, 2014, between the company and Jeffrey T. Dunn was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2015, and is incorporated herein by reference.

10(u)*
2005 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement, dated as of October 1, 2014, between the company and Jeffrey T. Dunn was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2015, and is incorporated herein by reference.

10(v)
Wm. Bolthouse Farms, Inc. Salaried & Hourly Administrative Performance-Based Incentive Plan was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2015, and is incorporated herein by reference.

10(w)
Wm. Bolthouse Farms, Inc. Deferred Compensation Plan, effective as of August 1, 2010 was filed with the SEC with Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2015, and is incorporated herein by reference.

10(x)
Form of 2005 Long-Term Incentive Plan Time-Lapsed Restricted Stock Unit Agreement was filed with the Commission on a Form 8-K (File number 1-3822) on February 2, 2015, and is incorporated herein by reference. The form agreement is applicable to the (i) February 1, 2015 restricted stock unit grants to each of Mark R. Alexander, Luca Mignini and Michael P. Senackerib, (ii) the March 1, 2015 restricted stock unit grant to Ed Carolan (provided that the vesting period for Mr. Carolan's grant is three (3) years); and (iii) the August 1, 2015 restricted stock unit grant to Adam G. Ciongoli.

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