Form 10-Q
period 2015-11-01
CAMPBELL SOUP CO
filed 2015-12-10
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
_______________________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 1, 2015	Commission File Number 1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.

1 Campbell Place
Camden, New Jersey 08103-1799
Principal Executive Offices

Telephone Number: (856) 342-4800

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

There were 310,030,539 shares of capital stock outstanding as of December 4, 2015.

PART I

Item 1. Financial Information
CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended
	November 1, 2015	November 2, 2014
Net sales	$2,203	$2,255
Costs and expenses
Cost of products sold	1,448	1,460
Marketing and selling expenses	226	243
Administrative expenses	156	131
Research and development expenses	32	28
Other expenses / (income)	5	4
Restructuring charges	21	—
Total costs and expenses	1,888	1,866
Earnings before interest and taxes	315	389
Interest expense	29	26
Interest income	1	1
Earnings before taxes	287	364
Taxes on earnings	93	116
Net earnings	194	248
Less: Net earnings (loss) attributable to noncontrolling interests	—	—
Net earnings attributable to Campbell Soup Company	$194	$248
Per Share — Basic
Net earnings attributable to Campbell Soup Company	$.63	$.79
Dividends	$.312	$.312
Weighted average shares outstanding — basic	310	314
Per Share — Assuming Dilution
Net earnings attributable to Campbell Soup Company	$.62	$.78
Weighted average shares outstanding — assuming dilution	312	316
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(unaudited)
(millions)

	Three Months Ended
	November 1, 2015			November 2, 2014
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$194			$248
Other comprehensive income (loss):
Foreign currency translation adjustments	$(26)	$1	(25)	$(81)	$—	(81)
Cash-flow hedges:
Unrealized gains (losses) arising during the period	(8)	3	(5)	(1)	—	(1)
Reclassification adjustment for (gains) losses included in net earnings	(2)	—	(2)	1	—	1
Other comprehensive income (loss)	$(36)	$4	(32)	$(81)	$—	(81)
Total comprehensive income (loss)			$162			$167
Total comprehensive income (loss) attributable to noncontrolling interests			—			—
Total comprehensive income (loss) attributable to Campbell Soup Company			$162			$167

See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	November 1, 2015	August 2, 2015
Current assets
Cash and cash equivalents	$263	$253
Accounts receivable, net	829	647
Inventories	1,049	995
Other current assets	196	198
Total current assets	2,337	2,093
Plant assets, net of depreciation	2,340	2,347
Goodwill	2,331	2,344
Other intangible assets, net of amortization	1,200	1,205
Other assets	96	101
Total assets	$8,304	$8,090
Current liabilities
Short-term borrowings	$1,545	$1,543
Payable to suppliers and others	567	544
Accrued liabilities	569	589
Dividend payable	100	101
Accrued income taxes	123	29
Total current liabilities	2,904	2,806
Long-term debt	2,551	2,552
Deferred taxes	462	505
Other liabilities	977	850
Total liabilities	6,894	6,713
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	309	339
Earnings retained in the business	1,850	1,754
Capital stock in treasury, at cost	(557)	(556)
Accumulated other comprehensive loss	(200)	(168)
Total Campbell Soup Company shareholders' equity	1,414	1,381
Noncontrolling interests	(4)	(4)
Total equity	1,410	1,377
Total liabilities and equity	$8,304	$8,090
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Three Months Ended
	November 1, 2015	November 2, 2014
Cash flows from operating activities:
Net earnings	$194	$248
Adjustments to reconcile net earnings to operating cash flow
Restructuring charges	21	—
Stock-based compensation	13	13
Pension and postretirement benefit expense / (income)	133	(6)
Depreciation and amortization	74	75
Deferred income taxes	(35)	9
Other, net	(1)	1
Changes in working capital
Accounts receivable	(184)	(175)
Inventories	(56)	(95)
Prepaid assets	(6)	(5)
Accounts payable and accrued liabilities	72	132
Pension fund contributions	(1)	(1)
Receipts from hedging activities	3	1
Other	(9)	(9)
Net cash provided by operating activities	218	188
Cash flows from investing activities:
Purchases of plant assets	(71)	(62)
Sales of plant assets	2	6
Other, net	1	(8)
Net cash used in investing activities	(68)	(64)
Cash flows from financing activities:
Net short-term borrowings	(11)	352
Repayments of notes payable	—	(300)
Dividends paid	(100)	(101)
Treasury stock purchases	(32)	(73)
Treasury stock issuances	1	6
Excess tax benefits on stock-based compensation	6	5
Net cash used in financing activities	(136)	(111)
Effect of exchange rate changes on cash	(4)	(6)
Net change in cash and cash equivalents	10	7
Cash and cash equivalents — beginning of period	253	232
Cash and cash equivalents — end of period	$263	$239
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at August 3, 2014	323	12	(10)	(356)	330	1,483	145	(12)	1,602
Net earnings (loss)						248		—	248
Other comprehensive income (loss)							(81)	—	(81)
Dividends ($.312 per share)						(100)			(100)
Treasury stock purchased			(2)	(73)					(73)
Treasury stock issued under management incentive and stock option plans			2	36	(29)				7
Balance at November 2, 2014	323	12	(10)	(393)	301	1,631	64	(12)	1,603
Balance at August 2, 2015	323	12	(13)	(556)	339	1,754	(168)	(4)	1,377
Net earnings (loss)						194		—	194
Other comprehensive income (loss)							(32)	—	(32)
Dividends ($.312 per share)						(98)			(98)
Treasury stock purchased			(1)	(32)					(32)
Treasury stock issued under management incentive and stock option plans			1	31	(30)				1
Balance at November 1, 2015	323	$12	(13)	$(557)	$309	$1,850	$(200)	$(4)	$1,410
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(unaudited)
(currency in millions, except per share amounts)

1.	Basis of Presentation and Significant Accounting Policies
In this Form 10-Q, unless otherwise stated, the terms “we,” “us,” “our” and the “company” refer to Campbell Soup Company and its consolidated subsidiaries.
The financial statements reflect all adjustments which are, in our opinion, necessary for a fair presentation of the results of operations, financial position, and cash flows for the indicated periods. The accounting policies we used in preparing these financial statements are substantially consistent with those we applied in our Annual Report on Form 10-K for the year ended August 2, 2015 with the exception of the changes in accounting policy related to our method of accounting for the recognition of actuarial gains and losses for defined benefit pension and postretirement plans and the calculation of expected return on pension plan assets as described below. As of the beginning of 2016, we are managing our operations under a new structure and have modified our segment reporting accordingly. Certain amounts in prior-year financial statements were reclassified to conform to the current-year presentation. The results for the period are not necessarily indicative of the results to be expected for other interim periods or the full year. Our fiscal year ends on the Sunday nearest July 31.
In 2016, we elected to change our method of accounting for the recognition of actuarial gains and losses for defined benefit pension and postretirement plans and the calculation of expected return on pension plan assets. Historically, actuarial gains and losses associated with benefit obligations were recognized in Accumulated other comprehensive loss in the Consolidated Balance Sheets and were amortized into earnings over the remaining service life of participants to the extent that the amounts were in excess of a corridor. Under the new policy, actuarial gains and losses will be recognized immediately in our Consolidated Statements of Earnings as of the measurement date, which is our fiscal year end, or more frequently if an interim remeasurement is required. In addition, we will no longer use a market-related value of plan assets, which is an average value, to determine the expected return on assets but rather will use the fair value of plan assets. We believe the new policies will provide greater transparency to ongoing operating results and better reflect the impact of current market conditions on the obligations and assets.
The changes in policy were applied retrospectively to all periods presented. As of August 4, 2014, the cumulative effect of these changes on the opening balance sheet was a $715 decrease to Earnings retained in the business, a decrease of $2 to Inventories, a $714 reduction to Accumulated other comprehensive loss, and an increase of $1 to Other current assets.
We recognized mark-to-market losses of $128 ($80 after tax, or $.26 per share) in the first quarter of 2016 as certain U.S. plans were remeasured. The remeasurement was required due to a high level of lump sum payments to certain vested plan participants arising primarily out of a limited-time offer to accept a single lump sum in lieu of future annuity payments. No remeasurement was required in the first quarter of 2015.
The impacts of the changes in policy to the consolidated financial statements are summarized below:

	Three months ended November 1, 2015			Three months ended November 2, 2014
Consolidated Statements of Earnings	Prior Accounting Principles	Effect of Accounting Change	As Reported	Previously Reported	Effect of Accounting Change	Recast
Cost of products sold	$1,412	$36	$1,448	$1,472	$(12)	$1,460
Marketing and selling expenses	216	10	226	247	(4)	243
Administrative expenses	149	7	156	135	(4)	131
Research and development expenses	29	3	32	29	(1)	28
Earnings before interest and taxes	371	(56)	315	368	21	389
Earnings before taxes	343	(56)	287	343	21	364
Taxes on earnings	110	(17)	93	109	7	116
Net earnings	233	(39)	194	234	14	248
Net earnings attributable to Campbell Soup Company	$233	$(39)	$194	$234	$14	$248
Earnings per share — Basic (1)	$.75	$(.13)	$.63	$.75	$.04	$.79
Earnings per share — Diluted	$.75	$(.13)	$.62	$.74	$.04	$.78
________________________________________________________
(1) The sum of the individual per share amounts may not add due to rounding

	Three months ended November 1, 2015			Three months ended November 2, 2014
Consolidated Statements of Comprehensive Income	Prior Accounting Principles	Effect of Accounting Change	As Reported	Previously Reported	Effect of Accounting Change	Recast
Foreign currency translation:
Foreign currency translation adjustments	$(26)	$—	$(26)	$(83)	$2	$(81)
Pension and other postretirement benefits
Net actuarial gain (loss) arising during the period	(136)	136	—	4	(4)	—
Reclassification of net actuarial loss included in net earnings	77	(77)	—	24	(24)	—
Tax benefit / (expense)	$22	$(22)	$—	$(10)	$10	$—

	November 1, 2015			August 2, 2015
Consolidated Balance Sheets	Prior Accounting Principles	Effect of Accounting Change	As Reported	Previously Reported	Effect of Accounting Change	Recast
Inventories	$1,044	$5	$1,049	$993	$2	$995
Other current assets	198	(2)	196	199	(1)	198
Accrued income taxes	119	4	123	29	—	29
Earnings retained in the business	2,629	(779)	1,850	2,494	(740)	1,754
Accumulated other comprehensive (loss) income	$(978)	778	$(200)	$(909)	741	$(168)

	Three months ended November 1, 2015			Three months ended November 2, 2014
Consolidated Statements of Cash Flows	Prior Accounting Principles	Effect of Accounting Change	As Reported	Previously Reported	Effect of Accounting Change	Recast
Cash flow from operating activities:
Net earnings	$233	$(39)	$194	$234	$14	$248
Pension and postretirement benefit expense / (income)	—	133	133	—	(6)	(6)
Deferred income taxes	(14)	(21)	(35)	2	7	9
Other, net	73	(74)	(1)	19	(18)	1
Inventories	(53)	(3)	(56)	(98)	3	(95)
Accounts payable and accrued liabilities	$68	$4	$72	$132	—	$132
Net cash provided by operating activities	$218	$—	$218	$188	$—	$188

2.	Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued revised guidance on the recognition of revenue from contracts with customers. The guidance is designed to create greater comparability for financial statement users across industries and jurisdictions. The guidance also requires enhanced disclosures. The guidance was originally effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In July 2015, the FASB decided to delay the effective date of the new revenue guidance by one year to fiscal years, and interim periods within those years, beginning after December 15, 2017. Entities will be permitted to adopt the new revenue standard early, but not before the original effective date. The guidance permits the use of either a full retrospective or modified retrospective transition method. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements, as well as which transition method we will use.
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
In September 2015, the FASB issued guidance that eliminates the requirement to restate prior period financial statements for measurement period adjustments for business combinations. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The guidance is effective for fiscal years beginning on or after December 15, 2015, and interim periods within those years and should be applied prospectively to measurement period adjustments that occur after the effective date. We will prospectively apply the guidance to applicable transactions.
In November 2015, the FASB issued guidance that amends the balance sheet classification of deferred taxes. The new guidance requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. Previous guidance required deferred tax liabilities and assets to be separated into current and noncurrent amounts on the balance sheet. The guidance is effective for fiscal years beginning on or after December 15, 2016, and interim periods within those years. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

3.	Acquisitions
On June 29, 2015, we completed the acquisition of the assets of Garden Fresh Gourmet for $232. Garden Fresh Gourmet is a provider of refrigerated salsa in North America, and it also produces hummus, dips and tortilla chips. It is included in the Campbell Fresh segment.
The purchase price allocation is preliminary and is subject to the finalization of appraisals, which will be completed in 2016.
For the three-month period ended November 1, 2015, Garden Fresh Gourmet contributed $26 to Net sales. Its contribution to Net earnings was not material.
The following unaudited summary information is presented on a consolidated pro forma basis as if the Garden Fresh Gourmet acquisition had occurred on July 29, 2013:

Three Months Ended
November 2, 2014
Net sales	$2,280
Net earnings attributable to Campbell Soup Company	$249
Net earnings per share attributable to Campbell Soup Company - assuming dilution	$.79
The pro forma amounts include additional interest expense on the debt issued to finance the purchase, amortization and depreciation expense based on the estimated fair value and useful lives of intangible assets and plant assets, and related tax effects. The pro forma results are not necessarily indicative of the combined results had the Garden Fresh Gourmet acquisition been completed on July 29, 2013, nor are they indicative of future combined results.

4.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

	Foreign Currency Translation Adjustments(1)	Gains (Losses) on Cash Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at August 2, 2015	$(166)	$(5)	$3	$(168)
Other comprehensive income (loss) before reclassifications	(25)	(5)	—	(30)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2)	—	(2)
Net current-period other comprehensive income (loss)	(25)	(7)	—	(32)
Balance at November 1, 2015	$(191)	$(12)	$3	$(200)
_____________________________________

(1)	Included a tax expense of $5 as of November 1, 2015, and $6 as of August 2, 2015.

(2)	Included a tax benefit of $8 as of November 1, 2015, and $5 as of August 2, 2015.

(3)	Included a tax expense of $1 as of November 1, 2015 and August 2, 2015.
Amounts related to noncontrolling interests were not material.
The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	November 1, 2015	November 2, 2014	Location of (Gain) Loss Recognized in Earnings
(Gains) losses on cash flow hedges:
Foreign exchange forward contracts	$(2)	$—	Cost of products sold
Foreign exchange forward contracts	(1)	—	Other expenses / (income)
Forward starting interest rate swaps	1	1	Interest expense
Total before tax	(2)	1
Tax expense (benefit)	—	—
(Gain) loss, net of tax	$(2)	$1

5.	Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill by business segment:

	Americas Simple Meals and Beverages	Global Biscuits and Snacks	Campbell Fresh	Total
Balance at August 2, 2015	$775	$732	$837	$2,344
Foreign currency translation adjustment	—	(13)	—	(13)
Balance at November 1, 2015	$775	$719	$837	$2,331

Intangible Assets
The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

Intangible Assets	November 1, 2015	August 2, 2015
Amortizable intangible assets
Customer relationships	$222	$222
Technology	40	40
Other	35	35
Total gross amortizable intangible assets	$297	$297
Accumulated amortization	(57)	(52)
Total net amortizable intangible assets	$240	$245
Non-amortizable intangible assets
Trademarks	960	960
Total net intangible assets	$1,200	$1,205
Non-amortizable intangible assets consist of trademarks, which include Bolthouse Farms, Pace, Plum, Kjeldsens, Garden Fresh Gourmet and Royal Dansk. Other amortizable intangible assets consist of recipes, patents, trademarks and distributor relationships.
Amortization of intangible assets was $5 and $4 for the three month periods ended November 1, 2015 and November 2, 2014, respectively. Amortization expense for the next 5 years is estimated to be $20 in the fiscal periods 2016 and 2017, and $15 in 2018 through 2020. Asset useful lives range from 5 to 20 years.

6.	Business and Geographic Segment Information
Through the fourth quarter of 2015, we reported the results of our operations in the following reportable segments: U.S. Simple Meals; Global Baking and Snacking; International Simple Meals and Beverages; U.S. Beverages; and Bolthouse and Foodservice. As of the beginning of 2016, we are managing our businesses in three divisions focused mainly on product categories. The new divisions, which represent our operating and reportable segments, are as follows:

•
Americas Simple Meals and Beverages segment includes the retail and food service channel businesses in the U.S., Canada and Latin America. The segment includes the following products: Campbell’s condensed and ready-to-serve soups; Swanson broth and stocks; Prego pasta sauces; Pace Mexican sauces; Campbell’s gravies, pasta, beans and dinner sauces; Swanson canned poultry; Plum food and snacks; V8 juices and beverages; and Campbell’s tomato juice.

•
Global Biscuits and Snacks segment includes Pepperidge Farm cookies, crackers, bakery and frozen products in U.S. retail; Arnott’s biscuits in Australia and Asia Pacific; and Kelsen cookies globally. The segment also includes the simple meals and shelf-stable beverages business in Australia and Asia Pacific.

•
Campbell Fresh includes Bolthouse Farms fresh carrots, carrot ingredients, refrigerated beverages and refrigerated salad dressings; Garden Fresh Gourmet salsa, hummus, dips and tortilla chips, which was acquired in June 2015; and the U.S. refrigerated soup business.

We evaluate segment performance before interest, taxes and costs associated with restructuring activities. Unrealized gains and losses on commodity hedging activities are excluded from segment operating earnings and are recorded in Corporate as these open positions represent hedges of future purchases. Upon closing of the contracts, the realized gain or loss is transferred to segment operating earnings, which allows the segments to reflect the economic effects of the hedge without exposure to quarterly volatility of unrealized gains and losses. In 2016, we elected to change our method of accounting for the recognition of actuarial gains and losses for defined benefit pension and postretirement plans and the calculation of expected return on pension plan assets as discussed in Note 1. In 2016, we also modified our method of allocating pension and postretirement benefit costs to segments. Through 2015, we included all components of benefit expense in measuring segment performance. In 2016, only service cost is allocated to segments. All other components of expense, including interest cost, expected return on assets, and recognized actuarial gains and losses are reflected in Corporate and not included in segment operating results. Asset information by segment is not discretely maintained for internal reporting or used in evaluating performance.
Segment results have been adjusted retrospectively to reflect these revisions.

	Three Months Ended
	November 1, 2015	November 2, 2014
Net sales
Americas Simple Meals and Beverages	$1,302	$1,333
Global Biscuits and Snacks	652	691
Campbell Fresh	249	231
Total	$2,203	$2,255

	Three Months Ended
	November 1, 2015	November 2, 2014
Earnings before interest and taxes
Americas Simple Meals and Beverages	$363	$305
Global Biscuits and Snacks	114	98
Campbell Fresh	18	9
Corporate(1)	(159)	(23)
Restructuring charges(2)	(21)	—
Total	$315	$389
_______________________________________

(1)
Represents unallocated items. Costs of $128 related to pension and postretirement mark-to-market adjustments (see Note 1 for additional information) and costs of $15 related to the implementation of our new organizational structure and cost savings initiatives (see Note 7 for additional information) were included in the three-month period ended November 1, 2015.

(2)	See Note 7 for additional information.
Our global net sales based on product categories are as follows:

	Three Months Ended
	November 1, 2015	November 2, 2014
Net sales
Simple Meals	$1,293	$1,311
Baked Snacks	634	663
Beverages	276	281
Total	$2,203	$2,255
Simple Meals include condensed and ready-to-serve soups, broths, sauces, carrot products, refrigerated salad dressings, refrigerated salsa, hummus, dips and Plum foods and snacks. Baked Snacks include cookies, crackers, biscuits and other baked products.

7.	Restructuring Charges and Cost Savings Initiatives
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
As part of these initiatives, we commenced a voluntary employee separation program available to certain U.S.-based salaried employees nearing retirement who met age, length-of-service and business unit/function criteria. A total of 471 employees elected the program. The electing employees remained with us through July 31, 2015, with some remaining beyond July 31. We also implemented an initiative to reduce overhead across the organization by eliminating approximately 230 positions. In the first quarter of 2016, we recorded a restructuring charge of $21. In 2015, we recorded a restructuring charge of $102 related to these initiatives.
In the first quarter of 2016, we also incurred charges of $15 recorded in Administrative expenses related to the implementation of the new organizational structure and cost savings initiatives. In 2015,we incurred charges of $22 recorded in Administrative expenses related to the these initiatives.
The aggregate after-tax impact of restructuring charges, implementation costs and other related costs recorded in the first quarter of 2016 was $23, or $.07 per share. The aggregate after-tax impact of restructuring charges and implementation and other costs recorded in 2015 was $78, or $.25 per share. A summary of the pre-tax costs associated with the 2015 initiatives is as follows:

Recognized as of November 1, 2015
Severance pay and benefits	$115
Implementation costs and other related costs	45
Total	$160
The total estimated pre-tax costs for the 2015 initiatives are approximately $250 to $325. We expect to incur these costs through 2018.
We expect the costs to consist of approximately $150 to $165 in severance pay and benefits, and approximately $100 to $160 in implementation costs and other related costs.We expect the total pre-tax costs related to the 2015 initiatives will be associated with segments as follows: Americas Simple Meals and Beverages - approximately 32%; Global Biscuits and Snacks - approximately 31%; Campbell Fresh - approximately 3%; and Corporate - approximately 34%.
A summary of the restructuring activity and related reserves associated with the 2015 initiatives at November 1, 2015, is as follows:

	Severance Pay and Benefits	Other Restructuring Costs	Implementation Costs and Other Related Costs(3)	Total Charges
Accrued balance at August 2, 2015(1)	$85	$8
2016 charges	21	—	15	$36
2016 cash payments	(9)	(8)
Accrued balance at November 1, 2015(2)	$97	$—
______________________________________

(1)	Includes $45 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.

(2)	Includes $39 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.

(3)
Includes other costs recognized as incurred that are not reflected in the restructuring reserve in the Consolidated Balance Sheet. The costs are included in Administrative expenses in the Consolidated Statements of Earnings.

Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs incurred to date associated with segments is as follows:

	Americas Simple Meals and Beverages	Global Biscuits and Snacks	Campbell Fresh	Corporate	Total
Severance pay and benefits	$57	$53	$1	$4	$115
Implementation costs and other related costs	7	5	—	33	45
	$64	$58	$1	$37	$160

8.	Earnings per Share
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. The earnings per share calculation for the three-month period ended November 1, 2015 excludes 711 thousand stock options that would have been antidilutive. There were no antidilutive stock options for the three-month period ended November 2, 2014.

9.	Pension and Postretirement Benefits
We sponsor certain defined benefit pension and postretirement benefit plans for employees. In 2016, we elected to change our method of accounting for the recognition of actuarial gains and losses for defined benefit pension and postretirement plans and the calculation of expected return on pension plan assets. Historically, actuarial gains and losses associated with benefit obligations were recognized in Accumulated other comprehensive loss in the Consolidated Balance Sheets and were amortized into earnings over the remaining service life of participants to the extent that the amounts were in excess of a corridor. Under the new policy, gains and losses will be recognized immediately in our Consolidated Statements of Earnings as of the measurement date, which is our fiscal year end, or more frequently if an interim remeasurement is required. In addition, we will no longer use a market-related value of plan assets, which is an average value, to determine the expected return on assets but rather will use the fair value of plan assets. We believe the new policies will provide greater transparency to ongoing operating results and better reflect the impact of current market conditions on the obligations and assets.
The changes in policy were applied retrospectively to all periods presented. See Note 1 for additional information on the change in accounting method.
Components of net benefit expense (income) were as follows:

	Three Months Ended
	Pension		Postretirement
	November 1, 2015	November 2, 2014	November 1, 2015	November 2, 2014
Service cost	$7	$7	$—	$—
Interest cost	25	27	4	4
Expected return on plan assets	(39)	(44)	—	—
Recognized net actuarial loss	136	—	—	—
Net periodic benefit expense (income)	$129	$(10)	$4	$4
The recognized net actuarial loss in the first quarter of 2016 resulted from the remeasurement of certain U.S. plans. The remeasurement was required due to a high level of lump sum payments to certain vested plan participants arising primarily out of a limited-time offer to accept a single lump sum in lieu of future annuity payments. No remeasurement was required in the first quarter of 2015.
No contributions are expected to be made to U.S. pension plans in 2016. Contributions to non-U.S. pension plans during the three-month period ended November 1, 2015 were $1. We expect contributions to non-U.S. pension plans during the remainder of the year to be approximately $3.

10.	Financial Instruments
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
Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We do not have credit-risk-related contingent features in our derivative instruments as of November 1, 2015. During 2015, our largest customer accounted for approximately 20% of consolidated net sales. We closely monitor credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk related to our international operations, including non-functional currency intercompany debt and net investments in subsidiaries. We are also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. Principal currencies hedged include the Canadian dollar, Australian dollar and U.S. dollar. We utilize foreign exchange forward purchase and sale contracts, as well as cross-currency swaps, to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. To hedge currency exposures related to intercompany debt, we enter into foreign exchange forward purchase and sale contracts, as well as cross-currency swap contracts, for periods consistent with the underlying debt. As of November 1, 2015, cross-currency swap contracts mature between 9 and 21 months. The notional amount of foreign exchange forward and cross-currency swap contracts accounted for as cash-flow hedges was $51 at November 1, 2015, and $53 at August 2, 2015. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings on the same line item and the same period in which the underlying hedged transaction affects earnings. The notional amount of foreign exchange forward and cross-currency swap contracts that are not designated as accounting hedges was $452 and $480 at November 1, 2015, and August 2, 2015, respectively.
Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. We manage our exposure to interest rate volatility on future debt issuances by entering into forward starting interest rate swaps to lock in the rate on the interest payments related to the anticipated debt issuances. These pay fixed rate/receive variable rate forward starting interest rate swaps are accounted for as cash-flow hedges. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings over the life of the debt. The notional amount of outstanding forward starting interest rate swaps totaled $300 at November 1, 2015 and August 2, 2015, which relates to an anticipated debt issuance in 2018.
Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of diesel fuel, wheat, soybean oil, aluminum, natural gas, cocoa, butter, corn and cheese, which impact the cost of raw materials. Commodity futures, options, and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. There were no commodity contracts accounted for as cash-flow hedges as of November 1, 2015, or August 2, 2015. The notional amount of commodity contracts not designated as accounting hedges was $95 at November 1, 2015, and August 2, 2015.
Equity Price Risk
We enter into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of our capital stock, the total return of the Vanguard Institutional Index, and the total return of the Vanguard Total International Stock Index. Under these contracts, we pay variable interest rates and receive from the counterparty either the total return on our capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index; or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index. These contracts were not designated as hedges for accounting purposes. We enter into these contracts for periods typically not exceeding 12 months. The notional amounts of the contracts as of November 1, 2015, and August 2, 2015, were $48 and $49, respectively.

The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of November 1, 2015, and August 2, 2015:

	Balance Sheet Classification	November 1, 2015	August 2, 2015
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$2	$3
Total derivatives designated as hedges		$2	$3
Derivatives not designated as hedges:
Commodity derivative contracts	Other current assets	$2	$1
Cross-currency swap contracts	Other current assets	18	18
Deferred compensation derivative contracts	Other current assets	1	1
Foreign exchange forward contracts	Other current assets	5	9
Cross-currency swap contracts	Other assets	22	22
Total derivatives not designated as hedges		$48	$51
Total asset derivatives		$50	$54

	Balance Sheet Classification	November 1, 2015	August 2, 2015
Liability Derivatives
Derivatives designated as hedges:
Forward starting interest rate swaps	Other liabilities	$16	$8
Total derivatives designated as hedges		$16	$8
Derivatives not designated as hedges:
Commodity derivative contracts	Accrued liabilities	$9	$10
Foreign exchange forward contracts	Accrued liabilities	1	2
Total derivatives not designated as hedges		$10	$12
Total liability derivatives		$26	$20
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of November 1, 2015, and August 2, 2015, would be adjusted as detailed in the following table:

	November 1, 2015			August 2, 2015
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$50	$(20)	$30	$54	$(13)	$41
Total liability derivatives	$26	$(20)	$6	$20	$(13)	$7
We do not offset fair value amounts recognized for exchange-traded commodity derivative instruments and cash margin accounts executed with the same counterparty that are subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of open positions. At November 1, 2015, and August 2, 2015, a cash margin account balance of $12 was included in Other current assets in the Consolidated Balance Sheets.

The following tables show the effect of our derivative instruments designated as cash-flow hedges for the three months ended November 1, 2015, and November 2, 2014, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

Derivatives Designated as Cash-Flow Hedges		Total Cash-Flow Hedge OCI Activity
Three Months Ended		November 1, 2015	November 2, 2014
OCI derivative gain (loss) at beginning of year		$(10)	$(4)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		—	3
Forward starting interest rate swaps		(8)	(4)
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	(2)	—
Foreign exchange forward contracts	Other expenses / (income)	(1)	—
Forward starting interest rate swaps	Interest expense	1	1
OCI derivative gain (loss) at end of quarter		$(20)	$(4)
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a gain of $5. The ineffective portion and amount excluded from effectiveness testing were not material.
The following table shows the effects of our derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
Derivatives not Designated as Hedges	Location of Gain (Loss) Recognized in Earnings	Three Months Ended
		November 1, 2015	November 2, 2014
Foreign exchange forward contracts	Cost of products sold	$—	$1
Cross-currency swap contracts	Other expenses / (income)	—	14
Commodity derivative contracts	Cost of products sold	(2)	(5)
Deferred compensation derivative contracts	Administrative expenses	—	2
Total		$(2)	$12

11.	Fair Value Measurements
We categorize financial assets and liabilities based on the following fair value hierarchy:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs, which are valued based on our estimates of assumptions that market participants would use in pricing the asset or liability.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our financial assets and liabilities that are measured at fair value on a recurring basis as of November 1, 2015, and August 2, 2015, consistent with the fair value hierarchy:

	Fair Value as of November 1, 2015	Fair Value Measurements at November 1, 2015 Using Fair Value Hierarchy			Fair Value as of August 2, 2015	Fair Value Measurements at August 2, 2015 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts(2)	$7	$—	$7	$—	$12	$—	$12	$—
Commodity derivative contracts(3)	2	2	—	—	1	1	—	—
Cross-currency swap contracts(4)	40	—	40	—	40	—	40	—
Deferred compensation derivative contracts(5)	1	—	1	—	1	—	1	—
Total assets at fair value	$50	$2	$48	$—	$54	$1	$53	$—

	Fair Value as of November 1, 2015	Fair Value Measurements at November 1, 2015 Using Fair Value Hierarchy			Fair Value as of August 2, 2015	Fair Value Measurements at August 2, 2015 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Forward starting interest rate swaps(1)	$16	$—	$16	$—	$8	$—	$8	$—
Foreign exchange forward contracts(2)	1	—	1	—	2	—	2	—
Commodity derivative contracts(3)	9	8	1	—	10	10	—	—
Deferred compensation obligation(6)	126	126	—	—	120	120	—	—
Total liabilities at fair value	$152	$134	$18	$—	$140	$130	$10	$—
___________________________________

(1)	Based on LIBOR swap rates.

(2)	Based on observable market transactions of spot currency rates and forward rates.

(3)	Based on quoted futures exchanges and on observable prices of futures and options transactions in the marketplace.

(4)	Based on observable local benchmarks for currency and interest rates.

(5)	Based on LIBOR and equity index swap rates.

(6)	Based on the fair value of the participants’ investments.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, excluding the current portion of long-term debt, approximate fair value.
Cash equivalents of $35 at November 1, 2015, and $39 at August 2, 2015, represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of long-term debt, including the current portion of long-term debt in Short-term borrowings, was $2,611 at November 1, 2015, and $2,623 at August 2, 2015. The carrying value was $2,551 at November 1, 2015, and $2,552 at August 2,

2015. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.

12.	Share Repurchases
In June 2011, the Board authorized the purchase of up to $1,000 of our stock. This program has no expiration date. In addition to this publicly announced program, we also purchase shares to offset the impact of dilution from shares issued under our stock compensation plans.
During the three months ended November 1, 2015, we repurchased approximately 1 million shares at a cost of $32. Of this amount, $25 was used to repurchase shares pursuant to our June 2011 publicly announced share repurchase program. Approximately $525 remained available under this program as of November 1, 2015. During the three months ended November 2, 2014, we repurchased approximately 2 million shares at a cost of $73.

13.	Stock-based Compensation
We provide compensation benefits by issuing stock options, unrestricted stock, restricted stock and restricted stock units (including time-lapse restricted stock units, EPS performance restricted stock units, total shareholder return (TSR) performance restricted stock units, strategic performance restricted stock units and special performance restricted stock units). In 2016, we issued stock options, time-lapse restricted stock units, EPS performance restricted stock units and TSR performance restricted stock units. We did not issue strategic performance restricted stock units or special performance restricted stock units in 2016.
Total pre-tax stock-based compensation expense recognized in the Consolidated Statement of Earnings was $13 for the three-month periods ended November 1, 2015, and November 2, 2014. Tax-related benefits of $5 were also recognized for the three-month periods ended November 1, 2015, and November 2, 2014. Cash received from the exercise of stock options was $1 and $6 for the three-month periods ended November 1, 2015, and November 2, 2014, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
The following table summarizes stock option activity as of November 1, 2015:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)
Outstanding at August 2, 2015	74	$29.91
Granted	711	$50.21
Exercised	(21)	$29.91
Terminated	—	$—
Outstanding at November 1, 2015	764	$48.79	9.2	$2
Exercisable at November 1, 2015	53	$29.91	0.2	$1
The total intrinsic value of options exercised during the three-month period ended November 1, 2015 was not material. During the three-month period ended November 2, 2014, the total intrinsic value of options exercised was $4. As of November 1, 2015, total remaining unearned compensation related to unvested stock options was $4, which will be amortized over the weighted-average remaining service period of 1.7 years. We measure the fair value of stock options using the Black-Scholes option pricing model. The expected term of options granted was based on the weighted average time of vesting and the end of the contractual term. We utilized this simplified method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.
The following weighted-average assumptions were used for grants in 2016:

2016
Risk-free interest rate	1.68%
Expected dividend yield	2.46%
Expected volatility	18.35%
Expected term	6 years

The following table summarizes time-lapse restricted stock units, EPS performance restricted stock units, strategic performance restricted stock units and special performance restricted stock units as of November 1, 2015:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at August 2, 2015	2,410	$41.40
Granted	659	$49.94
Vested	(791)	$39.30
Forfeited	(118)	$42.46
Nonvested at November 1, 2015	2,160	$44.72
We determine the fair value of time-lapse restricted stock units, EPS performance restricted stock units, strategic performance restricted stock units and special performance restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. We expense EPS performance restricted stock units on a graded-vesting basis, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. There were 211 thousand EPS performance target grants outstanding at November 1, 2015, with a weighted-average grant-date fair value of $45.32. We expense strategic performance restricted stock units on a straight-line basis over the service period. Awards of the strategic performance restricted stock units are earned based upon the achievement of two key metrics, net sales and EPS growth, compared to strategic plan objectives during a two- or three-year period. There were 346 thousand strategic performance target grants outstanding at November 1, 2015, with a grant-date fair value of $41.21. The actual number of EPS performance restricted stock units and strategic performance restricted stock units issued at the vesting date could range from either 0% or 100% and 0% to 200%, respectively, of the initial grant, depending on actual performance achieved. We estimate expense based on the number of awards expected to vest.
In 2015, we issued special performance restricted stock units for which vesting is contingent upon meeting various financial goals and performance milestones to support innovation and growth initiatives. These awards vest over a period of 2 years and are included in the table above. The actual number of special performance awards issued at the vesting date could range from 0% to 150%. There were 126 thousand special performance restricted stock units outstanding at November 1, 2015, with a grant-date fair value of $42.22.
As of November 1, 2015, total remaining unearned compensation related to nonvested time-lapse restricted stock units, EPS performance restricted stock units, strategic performance restricted stock units and special performance restricted stock units was $52, which will be amortized over the weighted-average remaining service period of 1.9 years. The fair value of restricted stock units vested during the three-month periods ended November 1, 2015, and November 2, 2014, was $40 and $52, respectively. The weighted-average grant-date fair value of the restricted stock units granted during the three months ended November 2, 2014 was $42.24.
The following table summarizes TSR performance restricted stock units as of November 1, 2015:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at August 2, 2015	1,579	$40.75
Granted	682	$62.44
Vested	(438)	$39.76
Forfeited	(70)	$43.71
Nonvested at November 1, 2015	1,753	$49.31

We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation. Assumptions used in the Monte Carlo simulation were as follows:

	2016	2015
Risk-free interest rate	0.92%	0.97%
Expected dividend yield	2.46%	2.91%
Expected volatility	17.25%	16.20%
Expected term	3 years	3 years
We recognize compensation expense on a straight-line basis over the service period. As of November 1, 2015, total remaining unearned compensation related to TSR performance restricted stock units was $54, which will be amortized over the weighted-average remaining service period of 2.5 years. The fair value of TSR performance restricted stock units vested during the three-month period ended November 1, 2015 was $22. There were no TSR performance restricted stock units scheduled to vest in the three-month period ended November 2, 2014. The grant-date fair value of the TSR performance restricted stock units granted during 2015 was $43.39.
The excess tax benefits on the exercise of stock options and vested restricted stock presented as cash flows from financing activities for the three-month periods ended November 1, 2015 and November 2, 2014 were $6 and $5, respectively.

14.	Inventories

	November 1, 2015	August 2, 2015
Raw materials, containers and supplies	$445	$427
Finished products	604	568
	$1,049	$995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
Description of the Company
Unless otherwise stated, the terms “we,” “us,” “our” and the “company” refer to Campbell Soup Company and its consolidated subsidiaries.
We are a manufacturer and marketer of high-quality, branded convenience food products. Through the fourth quarter of 2015, we reported the results of our operations in the following reportable segments: U.S. Simple Meals; Global Baking and Snacking; International Simple Meals and Beverages; U.S. Beverages; and Bolthouse and Foodservice. As of the beginning of 2016, we are managing our businesses in three divisions focused mainly on product categories. The new divisions, which represent our operating and reportable segments, are as follows:

•
Americas Simple Meals and Beverages segment includes the retail and food service channel businesses in the U.S., Canada and Latin America. The segment includes the following products: Campbell’s condensed and ready-to-serve soups; Swanson broth and stocks; Prego pasta sauces; Pace Mexican sauces; Campbell’s gravies, pasta, beans and dinner sauces; Swanson canned poultry; Plum food and snacks; V8 juices and beverages; and Campbell’s tomato juice.

•
Global Biscuits and Snacks segment includes Pepperidge Farm cookies, crackers, bakery and frozen products in U.S. retail; Arnott’s biscuits in Australia and Asia Pacific; and Kelsen cookies globally. The segment also includes the simple meals and shelf-stable beverages business in Australia and Asia Pacific.

•
Campbell Fresh includes Bolthouse Farms fresh carrots, carrot ingredients, refrigerated beverages and refrigerated salad dressings; Garden Fresh Gourmet salsa, hummus, dips and tortilla chips, which was acquired in June 2015; and the U.S. refrigerated soup business.

In 2016, we also modified our method of allocating pension and postretirement benefit costs to our segments. Through 2015, we included all components of benefit expense in measuring segment performance. In 2016, only service cost is allocated to segments. All other components of expense, including interest cost, expected return on assets, and recognized actuarial gains and losses, are reflected in Corporate and not included in segment operating results.
In 2016, we elected to change our method of accounting for the recognition of actuarial gains and losses for defined benefit pension and postretirement plans and the calculation of expected return on pension plan assets. Historically, actuarial gains and losses associated with benefit obligations were recognized in Accumulated other comprehensive loss in the Consolidated Balance Sheets and were amortized into earnings over the remaining service life of participants to the extent that the amounts were in excess of a corridor. Under the new policy, actuarial gains and losses will be recognized immediately in our Consolidated Statements of Earnings as of the measurement date, which is our fiscal year end, or more frequently if an interim remeasurement is required. In addition, we will no longer use a market-related value of plan assets, which is an average value, to determine the expected return on assets but rather will use the fair value of plan assets. We believe the new policies will provide greater transparency to ongoing operating results and better reflect the impact of current market conditions on the obligations and assets. See Note 1 to the Consolidated Financial Statements for additional information.
On June 29, 2015, we completed the acquisition of the assets of Garden Fresh Gourmet for $232 million. Garden Fresh Gourmet is a provider of refrigerated salsa in North America, and it also produces hummus, dips and tortilla chips. See Note 3 to the Consolidated Financial Statements for additional information.
Executive Summary
This Executive Summary provides significant highlights from the discussion and analysis that follows.

•
Net sales decreased 2% in 2016 to $2.203 billion, as the adverse impact of currency translation and volume declines were partially offset by higher selling prices, a reduction in promotional spending and the impact of the acquisition of Garden Fresh Gourmet.

•
Gross profit, as a percent of sales, decreased to 34.3% from 35.3% a year ago. The decrease was primarily due to pension and postretirement benefit mark-to-market adjustments. Excluding the mark-to-market adjustments, gross profit as a percent of sales increased due to productivity improvements, higher selling prices, and lower levels of promotional spending.

•
Administrative expenses increased 19% to $156 million from $131 million a year ago. The current year included $15 million of costs related to the implementation of the new organizational structure and cost savings initiatives as well as $21 million of pension and postretirement benefit mark-to-market adjustments. Excluding these items, administrative expenses declined primarily due to benefits from cost savings initiatives and the impact of currency translation.

•
Marketing and selling expenses decreased 7% in 2016 from 2015. The decrease was primarily due to lower advertising and consumer promotion expenses, benefits from cost savings initiatives and the impact of currency translation, partially offset by pension and postretirement benefit mark-to-market adjustments. The decline in advertising expenses was primarily in Americas Simple Meals and Beverages, reflecting a shift in spending to later in the year.

•	Earnings per share were $.62 in 2015, compared to $.78 a year ago. The current year included expenses of $.33 per share from items impacting comparability as discussed below.
Net Earnings attributable to Campbell Soup Company
The following items impacted the comparability of earnings and earnings per share:

•
We recognized mark-to-market losses of $128 million ($80 million after tax, or $.26 per share) in the first quarter of 2016 as certain U.S. pension plans were remeasured. The remeasurement was required due to a high level of lump sum payments to certain vested plan participants arising primarily out of a limited-time offer to accept a single lump sum in lieu of future annuity payments. No remeasurement was required in the first quarter of 2015.

•
In 2016, we incurred charges associated with our initiatives to implement a new enterprise design, to reduce costs and to streamline our organizational structure. We recorded a pre-tax restructuring charge of $21 million related to these initiatives. We also incurred pre-tax charges of $15 million recorded in Administrative expenses related to the implementation of the new organizational structure and cost savings initiatives (aggregate impact of $23 million after tax, or $.07 per share). See Note 7 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information.

The items impacting comparability are summarized below:

	Three Months Ended
	November 1, 2015		November 2, 2014
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to Campbell Soup Company	$194	$.62	$248	$.78

Pension and postretirement benefit mark-to-market adjustments	$80	$.26	$—	$—
Restructuring charges and related costs/implementation costs	23.07		—	—
Impact of items on net earnings	$103	$.33	$—	$—
Net earnings attributable to Campbell Soup Company were $194 million ($.62 per share) in the current year, compared to $248 million ($.78 per share) in prior year. After adjusting for items impacting comparability in the current year, earnings increased due to improved gross profit performance and lower marketing and selling costs partially offset by the negative impact of currency translation and a higher effective tax rate.
DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Three Months Ended
(Millions)	November 1, 2015	November 2, 2014	% Change
Americas Simple Meals and Beverages	$1,302	$1,333	(2)%
Global Biscuits and Snacks	652	691	(6)
Campbell Fresh	249	231	8
	$2,203	$2,255	(2)%

An analysis of percent change of net sales by reportable segment follows:

	Americas Simple Meals and Beverages (2)	Global Biscuits and Snacks	Campbell Fresh	Total
Volume and Mix	(3)%	—%	(3)%	(2)%
Price and Sales Allowances	2	—	—	1
Decreased Promotional Spending(1)	—	2	—	1
Currency	(2)	(8)	—	(3)
Acquisitions	—	—	11	1
	(2)%	(6)%	8%	(2)%
__________________________________________

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

(2)	Sum of the individual amounts does not add due to rounding.
In Americas Simple Meals and Beverages, sales decreased 2%. U.S. soup sales decreased 3%. Further details of U.S. soup include:

•	Sales of condensed soups increased 2%.

•	Sales of ready-to-serve soups declined 10%.

•	Broth sales decreased 9%.
U.S. soup volumes declined as a result of higher selling prices and reduced promotional activity. U.S. beverages sales decreased primarily due to declines in V8 V-Fusion beverages, partially offset by gains in V8 Splash beverages. Sales of other U.S. simple meals increased due to gains in Prego pasta sauces, Campbell's dinner sauces and new Prego and Pace ready meals. Excluding the impact of currency translation, sales in Canada increased due to gains in soup.
In Global Biscuits and Snacks, sales decreased 6% due to the impact of currency translation. Sales of Pepperidge Farm products increased as gains in Goldfish crackers, fresh bakery and frozen products were partly offset by declines in cookies. In Asia Pacific, excluding the negative impact of currency translation, sales gains in Arnott’s in Australia attributable to savory and sweet varieties were offset by declines in Indonesia. In 2016, promotional spending was reduced as we lapped inefficient spending in the prior year, primarily in Pepperidge Farm.
In Campbell Fresh, sales increased 8%, due to the acquisition of Garden Fresh Gourmet, which was acquired on June 29, 2015. Excluding the acquisition, sales declined reflecting lower sales in carrot ingredients, fresh carrots and refrigerated soup, partially offset by gains in Bolthouse premium refrigerated beverages and salad dressings.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased by $40 million in 2016. As a percent of sales, gross profit was 34.3% in 2016 and 35.3% in 2015. Excluding pension and postretirement benefit mark-to-market adjustments, gross profit percentage improved in 2016. The 1.0 percentage-point overall decrease in gross margin percentage was due to the following factors:

Margin Impact
Pension and postretirement benefit mark-to-market adjustments	(3.6)%
Cost inflation, supply chain costs and other factors	(0.2)
Impact of acquisition	(0.2)
Mix	0.1
Lower level of promotional spending	0.4
Higher selling prices	0.9
Productivity improvements	1.6
(1.0)%
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 10.3% in 2016 compared to 10.8% in 2015. Marketing and selling expenses decreased 7% in 2016 from 2015. The decrease was primarily due to lower advertising and consumer promotion expenses (approximately 5 percentage points); benefits from cost savings initiatives (approximately 4 percentage points); the impact of currency translation (approximately 3 percentage points); lower marketing overhead expenses (approximately 2 percentage points); and lower selling expenses (approximately 1 percentage point), partially offset by losses on benefit plan mark-to-market adjustments (approximately 8 percentage points). The decline in advertising expenses was primarily in Americas Simple Meals and Beverages, reflecting a shift in spending to later in the year.
Administrative Expenses
Administrative expenses as a percent of sales were 7.1% in 2016 compared to 5.8% in 2015. Administrative expenses increased 19% in 2016 from 2015. The increase was primarily due to losses on benefit plan mark-to-market adjustments (approximately 16 percentage points); costs related to the implementation of the new organizational structure and cost savings initiatives (approximately 11 percentage points), partially offset by benefits from cost savings initiatives (approximately 3 percentage points); and the impact of currency translation (approximately 3 percentage points).
Research and Development Expenses
Research and development expenses increased $4 million, or 14%, in 2016 from 2015. The increase was primarily due to losses on benefit plan mark-to-market adjustments (approximately 29 percentage points), partially offset by benefits from cost savings initiatives (approximately 7 percentage points) and the impact of currency translation (approximately 3 percentage points).
Operating Earnings
Segment operating earnings increased 20% in 2016 from 2015.
An analysis of operating earnings by segment follows:

	Three Months Ended
(Millions)	November 1, 2015	November 2, 2014	% Change
Americas Simple Meals and Beverages	$363	$305	19%
Global Biscuits and Snacks	114	98	16
Campbell Fresh	18	9	100
	495	412	20%
Corporate	(159)	(23)
Restructuring charges(1)	(21)	—
Earnings before interest and taxes	$315	$389
__________________________________________

(1)	See Note 7 to the Consolidated Financial Statements for additional information on restructuring charges.
Earnings from Americas Simple Meals and Beverages increased 19%. The increase was primarily due to a higher gross margin percentage, benefiting from increased price realization and improved supply chain performance compared to the prior-year quarter, as well as lower marketing and selling expenses. Advertising and consumer promotion expenses were lower in 2016, reflecting a shift in spending to later in the year.
Earnings from Global Biscuits and Snacks increased 16%. The increase was primarily due to a higher gross margin percentage, volume gains and lower selling expenses, partly offset by the negative impact of currency translation.
Earnings from Campbell Fresh increased from $9 million to $18 million. The increase was primarily due to a higher gross margin percentage and the impact of the acquisition of Garden Fresh Gourmet. The improvement in gross margin percentage reflects improved carrot costs.
Corporate included $128 million of losses associated with benefit plan mark-to-market adjustments and costs of $15 million related to the implementation of our new organizational structure and cost savings initiatives in 2016. The remaining change was primarily due to lower losses on open commodity hedges.
Interest Expense/Income
Interest expense increased to $29 million in 2016 from $26 million in 2015, reflecting higher average interest rates on the debt portfolio.
Taxes on Earnings
The effective tax rate was 32.4% in 2016, compared to 31.9% in 2015. The increase in the effective rate was due to the geographic mix of earnings and higher U.S. state taxes in 2016.

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
As part of these initiatives, we commenced a voluntary employee separation program available to certain U.S.-based salaried employees nearing retirement who met age, length-of-service and business unit/function criteria. A total of 471 employees elected the program. The electing employees remained with us through July 31, 2015, with some remaining beyond July 31. We also implemented an initiative to reduce overhead across the organization by eliminating approximately 230 positions. In the first quarter of 2016, we recorded a restructuring charge of $21 million. In 2015, we recorded a restructuring charge of $102 million related to these initiatives.
In the first quarter of 2016, we also incurred charges of $15 million recorded in Administrative expenses related to the implementation of the new organizational structure and cost savings initiatives. In 2015,we incurred charges of $22 million recorded in Administrative expenses related to the these initiatives.
The aggregate after-tax impact of restructuring charges, implementation costs and other related costs recorded in the first quarter of 2016 was $23, or $.07 per share. The aggregate after-tax impact of restructuring charges and implementation and other costs recorded in 2015 was $78 million, or $.25 per share. A summary of the pre-tax costs associated with the 2015 initiatives is as follows:

(Millions)	Recognized as of November 1, 2015
Severance pay and benefits	$115
Implementation costs and other related costs	45
Total	$160
The total estimated pre-tax costs for the 2015 initiatives are approximately $250 million to $325 million. We expect the costs to consist of approximately $150 million to $165 million in severance pay and benefits, and approximately $100 million to $160 million in implementation costs and other related costs.We expect the total pre-tax costs related to the 2015 initiatives will be associated with segments as follows: Americas Simple Meals and Beverages - approximately 32%; Global Biscuits and Snacks - approximately 31%; Campbell Fresh - approximately 3%; and Corporate - approximately 34%.
We expect substantially all costs to be cash expenditures, except for $7 million of non-cash postretirement and pension curtailment costs incurred in 2015. We expect to incur the costs through 2018, and fund the costs through cash and short-term borrowings.
We expect the 2015 initiatives to generate pre-tax savings of approximately $165 million to $185 million in 2016, and once fully implemented, annual ongoing savings of approximately $250 million beginning in 2018. In 2015, pre-tax savings were $85 million.
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs incurred to date associated with segments is as follows:

(Millions)	Americas Simple Meals and Beverages	Global Biscuits and Snacks	Campbell Fresh	Corporate	Total
Severance pay and benefits	$57	$53	$1	$4	$115
Implementation costs and other related costs	7	5	—	33	45
	$64	$58	$1	$37	$160
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
We generated cash from operations of $218 million in 2016, compared to $188 million in 2015. The increase in 2016 was primarily due to higher cash earnings, partially offset by higher working capital requirements.
Capital expenditures were $71 million in 2016, compared to $62 million in 2015. Capital expenditures are expected to total approximately $350 million in 2016. Capital expenditures in 2016 included a Bolthouse Farms beverage and salad dressing capacity expansion project (approximately $14 million); a cracker capacity expansion at Pepperidge Farm (approximately $4 million); continued enhancement of our corporate headquarters (approximately $2 million); the ongoing initiative to simplify the soup-making process in North America (also known as the soup common platform initiative) (approximately $1 million); and a biscuit capacity expansion in Indonesia (approximately $1 million).
Dividend payments were $100 million in 2016 and $101 million in 2015.
We repurchased approximately 1 million shares at a cost of $32 million in 2016, and approximately 2 million shares at a cost of $73 million in 2015. In June 2011, our Board of Directors authorized the purchase of up to $1 billion of our stock. Of the amount spent in 2016, $25 million was used to repurchase shares pursuant to our June 2011 publicly announced share repurchase program. Approximately $525 million remained available to repurchase shares under our June 2011 repurchase program as of November 1, 2015. The program has no expiration date. We also expect to continue our longstanding practice, under separate authorization, of purchasing shares sufficient to offset shares issued under incentive compensation plans. See “Unregistered Sales of Equity Securities and Use of Proceeds” for more information.
At November 1, 2015, we had $1.545 billion of short-term borrowings due within one year, of which $1.524 billion was comprised of commercial paper borrowings. As of November 1, 2015, we issued $49 million of standby letters of credit. We have a committed revolving credit facility totaling $2.2 billion that matures in December 2018. This facility remained unused at November 1, 2015, except for $3 million of standby letters of credit that we issued under it. This revolving credit facility supports our commercial paper programs and other general corporate purposes. We may also increase the commitment under the credit facility up to an additional $500 million, upon the agreement of either existing lenders or of additional banks not currently parties to the existing credit agreements.
In September 2014, we filed a registration statement with the Securities and Exchange Commission that registered an indeterminate amount of debt securities. Under the registration statement, we may issue debt securities, depending on market conditions.
We are in compliance with the covenants contained in our revolving credit facilities and debt securities.
SIGNIFICANT ACCOUNTING ESTIMATES
We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in the 2015 Annual Report on Form 10-K. The accounting policies we used in preparing these financial statements are substantially consistent with those we applied in our Annual Report on Form 10-K for the year ended August 2, 2015 with the exception of the changes in accounting policy related to our method of accounting for the recognition of actuarial gains and losses for defined benefit pension and postretirement plans and the calculation of expected return on pension plan assets as described in Note 1 to the Consolidated Financial Statements. Our significant accounting estimates are described in Management’s Discussion and Analysis included in the 2015 Annual Report on Form 10‑K.
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

We wish to caution the reader that the following important factors and those important factors described in our other Securities and Exchange Commission filings, or in our 2015 Annual Report on Form 10-K, could affect our actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, us:

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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
For information regarding our exposure to certain market risk, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the 2015 Annual Report on Form 10-K. There have been no significant changes in our portfolio of financial instruments or market risk exposures from the 2015 year-end.
Item 4. Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of November 1, 2015 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

b.	Changes in Internal Controls
There were no changes in our internal control over financial reporting that materially affected, or were likely to materially affect, such control over financial reporting during the quarter ended November 1, 2015.

PART II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)		Average Price Paid Per Share (2)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions) (3)
8/3/15 - 8/30/15	—		—		—	$550
9/1/15 - 9/30/15	411,938	(4)	$50.41	(4)	385,100	$531
10/1/15 - 11/1/15	222,231	(5)	$50.79	(5)	110,231	$525
Total	634,169		$50.54		495,331	$525
____________________________________

(1)
Includes (i) 112,000 shares repurchased in open-market transactions to offset the dilutive impact to existing shareholders of issuances under stock compensation plans, and (ii) 26,838 shares repurchased in open-market transactions for issuances under stock compensation plans to certain non-U.S. employees.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)
During the first quarter of 2016, we had a publicly announced strategic share repurchase program. Under this program, which was announced on June 23, 2011, our Board of Directors authorized the purchase of up to $1 billion of our stock. The program has no expiration date. We also expect to continue our longstanding practice, under separate authorization, of purchasing shares sufficient to offset shares issued under our incentive compensation plans.

(4)	Includes 26,838 shares repurchased in open-market transactions at an average price of $51.03 for issuances under stock compensation plans to certain non-U.S. employees.

(5)	Includes 112,000 shares repurchased in open-market transactions at an average price of $50.79 to offset the dilutive impact to existing shareholders of issuances under stock compensation plans.

Item 6. Exhibits

3	Campbell's By-Laws, effective November 19, 2015, were filed with the SEC on a Form 8-K (SEC file number 1-3822) on November 20, 2015, and are incorporated herein by reference.

10
Form of 2005 Long-Term Incentive Plan Nonqualified Stock Option Agreement. The form agreement is applicable to the October 1, 2015 stock option grants to Mark R. Alexander, Carlos J. Barroso, Ed Carolan, Adam G. Ciongoli, Anthony P. DiSilvestro, Jeffrey T. Dunn, Luca Mignini, Denise M. Morrison, Robert W. Morrissey and Michael P. Senackerib.

18	Preferability letter regarding change in accounting principle.

31(a)	Certification of Denise M. Morrison pursuant to Rule 13a-14(a).

31(b)	Certification of Anthony P. DiSilvestro pursuant to Rule 13a-14(a).

32(a)	Certification of Denise M. Morrison pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of Anthony P. DiSilvestro pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: December 10, 2015

CAMPBELL SOUP COMPANY

By: /s/ Anthony P. DiSilvestro
Anthony P. DiSilvestro
Senior Vice President and Chief Financial Officer

By: /s/ William J. O'Shea
William J. O'Shea
Vice President and Controller

INDEX TO EXHIBITS

3	Campbell's By-Laws, effective November 19, 2015, were filed with the SEC on a Form 8-K (SEC file number 1-3822) on November 20, 2015, and are incorporated herein by reference.

10
Form of 2005 Long-Term Incentive Plan Nonqualified Stock Option Agreement. The form agreement is applicable to the October 1, 2015 stock option grants to Mark R. Alexander, Carlos J. Barroso, Ed Carolan, Adam G. Ciongoli, Anthony P. DiSilvestro, Jeffrey T. Dunn, Luca Mignini, Denise M. Morrison, Robert W. Morrissey and Michael P. Senackerib.

18	Preferability letter regarding change in accounting principle.

31(a)	Certification of Denise M. Morrison pursuant to Rule 13a-14(a).

31(b)	Certification of Anthony P. DiSilvestro pursuant to Rule 13a-14(a).

32(a)	Certification of Denise M. Morrison pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of Anthony P. DiSilvestro pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document