Form 10-Q
period 2016-01-31
CAMPBELL SOUP CO
filed 2016-03-10
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
_______________________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2016	Commission File Number 1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.

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

There were 309,147,008 shares of capital stock outstanding as of March 7, 2016.

PART I

Item 1. Financial Information
CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Six Months Ended
	January 31, 2016	February 1, 2015	January 31, 2016	February 1, 2015
Net sales	$2,201	$2,234	$4,404	$4,489
Costs and expenses
Cost of products sold	1,382	1,491	2,830	2,951
Marketing and selling expenses	223	239	449	482
Administrative expenses	146	135	302	266
Research and development expenses	23	25	55	53
Other expenses / (income)	4	7	9	11
Restructuring charges	9	—	30	—
Total costs and expenses	1,787	1,897	3,675	3,763
Earnings before interest and taxes	414	337	729	726
Interest expense	28	26	57	52
Interest income	1	1	2	2
Earnings before taxes	387	312	674	676
Taxes on earnings	122	90	215	206
Net earnings	265	222	459	470
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	—
Net earnings attributable to Campbell Soup Company	$265	$222	$459	$470
Per Share — Basic
Net earnings attributable to Campbell Soup Company	$.85	$.71	$1.48	$1.50
Dividends	$.312	$.312	$.624	$.624
Weighted average shares outstanding — basic	310	313	310	313
Per Share — Assuming Dilution
Net earnings attributable to Campbell Soup Company	$.85	$.71	$1.47	$1.50
Weighted average shares outstanding — assuming dilution	312	314	312	314
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(unaudited)
(millions)

	Three Months Ended
	January 31, 2016			February 1, 2015
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$265			$222
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(17)	$—	(17)	$(157)	$1	(156)
Cash-flow hedges:
Unrealized gains (losses) arising during the period	(2)	1	(1)	(32)	13	(19)
Reclassification adjustment for (gains) losses included in net earnings	(4)	2	(2)	—	—	—
Pension and other postretirement benefits:
Reclassification of prior service credit included in net earnings	(1)	—	(1)	(1)	—	(1)
Other comprehensive income (loss)	$(24)	$3	(21)	$(190)	$14	(176)
Total comprehensive income (loss)			$244			$46
Total comprehensive income (loss) attributable to noncontrolling interests			2			—
Total comprehensive income (loss) attributable to Campbell Soup Company			$242			$46

	Six Months Ended
	January 31, 2016			February 1, 2015
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$459			$470
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(43)	$1	(42)	$(238)	$1	(237)
Cash-flow hedges:
Unrealized gains (losses) arising during period	(10)	4	(6)	(33)	13	(20)
Reclassification adjustment for (gains) losses included in net earnings	(6)	2	(4)	1	—	1
Pension and other postretirement benefits:
Reclassification of prior service credit included in net earnings	(1)	—	(1)	(1)	—	(1)
Other comprehensive income (loss)	$(60)	$7	(53)	$(271)	$14	(257)
Total comprehensive income (loss)			$406			$213
Total comprehensive income (loss) attributable to noncontrolling interests			2			—
Total comprehensive income (loss) attributable to Campbell Soup Company			$404			$213
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	January 31, 2016	August 2, 2015
Current assets
Cash and cash equivalents	$306	$253
Accounts receivable, net	770	647
Inventories	855	995
Other current assets	201	198
Total current assets	2,132	2,093
Plant assets, net of depreciation	2,340	2,347
Goodwill	2,318	2,344
Other intangible assets, net of amortization	1,193	1,205
Other assets	96	101
Total assets	$8,079	$8,090
Current liabilities
Short-term borrowings	$1,293	$1,543
Payable to suppliers and others	502	544
Accrued liabilities	596	589
Dividend payable	100	101
Accrued income taxes	75	29
Total current liabilities	2,566	2,806
Long-term debt	2,551	2,552
Deferred taxes	479	505
Other liabilities	959	850
Total liabilities	6,555	6,713
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	328	339
Earnings retained in the business	2,017	1,754
Capital stock in treasury, at cost	(608)	(556)
Accumulated other comprehensive loss	(223)	(168)
Total Campbell Soup Company shareholders' equity	1,526	1,381
Noncontrolling interests	(2)	(4)
Total equity	1,524	1,377
Total liabilities and equity	$8,079	$8,090
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Six Months Ended
	January 31, 2016	February 1, 2015
Cash flows from operating activities:
Net earnings	$459	$470
Adjustments to reconcile net earnings to operating cash flow
Restructuring charges	30	—
Stock-based compensation	34	31
Pension and postretirement benefit expense (income)	109	(12)
Depreciation and amortization	152	149
Deferred income taxes	(14)	18
Other, net	4	10
Changes in working capital
Accounts receivable	(130)	(125)
Inventories	133	73
Prepaid assets	(2)	(3)
Accounts payable and accrued liabilities	(30)	(16)
Receipts from hedging activities	—	9
Other	(18)	(20)
Net cash provided by operating activities	727	584
Cash flows from investing activities:
Purchases of plant assets	(153)	(143)
Sales of plant assets	4	8
Other, net	10	(8)
Net cash used in investing activities	(139)	(143)
Cash flows from financing activities:
Net short-term borrowings (repayments)	(252)	171
Repayments of notes payable	—	(300)
Dividends paid	(197)	(199)
Treasury stock purchases	(86)	(133)
Treasury stock issuances	2	8
Excess tax benefits on stock-based compensation	7	5
Net cash used in financing activities	(526)	(448)
Effect of exchange rate changes on cash	(9)	(24)
Net change in cash and cash equivalents	53	(31)
Cash and cash equivalents — beginning of period	253	232
Cash and cash equivalents — end of period	$306	$201
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at August 3, 2014	323	$12	(10)	$(356)	$330	$1,483	$145	$(12)	$1,602
Net earnings (loss)						470		—	470
Other comprehensive income (loss)							(257)	—	(257)
Dividends ($.624 per share)						(198)			(198)
Treasury stock purchased			(3)	(133)					(133)
Treasury stock issued under management incentive and stock option plans			2	41	(14)				27
Balance at February 1, 2015	323	$12	(11)	$(448)	$316	$1,755	$(112)	$(12)	$1,511
Balance at August 2, 2015	323	$12	(13)	$(556)	$339	$1,754	$(168)	$(4)	$1,377
Net earnings (loss)						459		—	459
Other comprehensive income (loss)							(55)	2	(53)
Dividends ($.624 per share)						(196)			(196)
Treasury stock purchased			(2)	(86)					(86)
Treasury stock issued under management incentive and stock option plans			1	34	(11)				23
Balance at January 31, 2016	323	$12	(14)	$(608)	$328	$2,017	$(223)	$(2)	$1,524
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(unaudited)
(currency in millions, except per share amounts)

1.	Basis of Presentation and Significant Accounting Policies
In this Form 10-Q, unless otherwise stated, the terms “we,” “us,” “our” and the “company” refer to Campbell Soup Company and its consolidated subsidiaries.
The financial statements reflect all adjustments which are, in our opinion, necessary for a fair presentation of the results of operations, financial position, and cash flows for the indicated periods. The accounting policies we used in preparing these financial statements are substantially consistent with those we applied in our Annual Report on Form 10-K for the year ended August 2, 2015, with the exception of the changes in accounting policy related to our method of accounting for the recognition of actuarial gains and losses for defined benefit pension and postretirement plans and the calculation of expected return on pension plan assets as described below. As of the beginning of 2016, we are managing our operations under a new structure and have modified our segment reporting accordingly. Certain amounts in prior-year financial statements were reclassified to conform to the current-year presentation. The results for the period are not necessarily indicative of the results to be expected for other interim periods or the full year. Our fiscal year ends on the Sunday nearest July 31.
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
We recognized mark-to-market gains of $7 ($4 after tax, or $.01 per share) in the second quarter of 2016 and year-to-date mark-to-market losses of $121 ($76 after tax, or $.24 per share) in 2016 as certain U.S. plans were remeasured. The remeasurements were required due to a high level of lump sum payments to certain vested plan participants arising primarily out of a limited-time offer to accept a single lump sum in lieu of future annuity payments. No remeasurement was required in the prior year.
The impacts of the changes in policy to the consolidated financial statements are summarized below:

	Three months ended January 31, 2016			Three months ended February 1, 2015
Consolidated Statements of Earnings	Prior Accounting Principles	Effect of Accounting Change	As Reported	Previously Reported	Effect of Accounting Change	Recast
Cost of products sold	$1,404	$(22)	$1,382	$1,506	$(15)	$1,491
Marketing and selling expenses	233	(10)	223	242	(3)	239
Administrative expenses	154	(8)	146	140	(5)	135
Research and development expenses	26	(3)	23	27	(2)	25
Earnings before interest and taxes	371	43	414	312	25	337
Earnings before taxes	344	43	387	287	25	312
Taxes on earnings	108	14	122	80	10	90
Net earnings	236	29	265	207	15	222
Net earnings attributable to Campbell Soup Company	$236	$29	$265	$207	$15	$222
Earnings per share — Basic	$.76	$.09	$.85	$.66	$.05	$.71
Earnings per share — Diluted	$.76	$.09	$.85	$.66	$.05	$.71

	Six months ended January 31, 2016			Six months ended February 1, 2015
Consolidated Statements of Earnings	Prior Accounting Principles	Effect of Accounting Change	As Reported	Previously Reported	Effect of Accounting Change	Recast
Cost of products sold	$2,816	$14	$2,830	$2,978	$(27)	$2,951
Marketing and selling expenses	449	—	449	489	(7)	482
Administrative expenses	303	(1)	302	275	(9)	266
Research and development expenses	55	—	55	56	(3)	53
Earnings before interest and taxes	742	(13)	729	680	46	726
Earnings before taxes	687	(13)	674	630	46	676
Taxes on earnings	218	(3)	215	189	17	206
Net earnings	469	(10)	459	441	29	470
Net earnings attributable to Campbell Soup Company	$469	$(10)	$459	$441	$29	$470
Earnings per share - Basic	$1.51	$(.03)	$1.48	$1.41	$.09	$1.50
Earnings per share - Diluted (1)	$1.50	$(.03)	$1.47	$1.40	$.09	$1.50
________________________________________________________
(1) The sum of the individual per share amounts may not add due to rounding.

	Three months ended January 31, 2016			Three months ended February 1, 2015
Consolidated Statements of Comprehensive Income	Prior Accounting Principles	Effect of Accounting Change	As Reported	Previously Reported	Effect of Accounting Change	Recast
Foreign currency translation:
Foreign currency translation adjustments	$(17)	$—	$(17)	$(167)	$10	$(157)
Pension and other postretirement benefits:
Net actuarial gain (loss) arising during the period	23	(23)	—	13	(13)	—
Reclassification of net actuarial loss included in net earnings	32	(32)	—	24	(24)	—
Tax benefit / (expense)	$(20)	$20	$—	$(12)	$12	$—

	Six months ended January 31, 2016			Six months ended February 1, 2015
Consolidated Statements of Comprehensive Income	Prior Accounting Principles	Effect of Accounting Change	As Reported	Previously Reported	Effect of Accounting Change	Recast
Foreign currency translation:
Foreign currency translation adjustments	$(43)	$—	$(43)	$(250)	$12	$(238)
Pension and other postretirement benefits:
Net actuarial gain (loss) arising during the period	(113)	113	—	17	(17)	—
Reclassification of net actuarial loss included in net earnings	109	(109)	—	48	(48)	—
Tax benefit / (expense)	$2	$(2)	$—	$(22)	$22	$—

	January 31, 2016			August 2, 2015
Consolidated Balance Sheets	Prior Accounting Principles	Effect of Accounting Change	As Reported	Previously Reported	Effect of Accounting Change	Recast
Inventories	$862	$(7)	$855	$993	$2	$995
Other current assets	199	2	201	199	(1)	198
Accrued income taxes	73	2	75	29	—	29
Earnings retained in the business	2,767	(750)	2,017	2,494	(740)	1,754
Accumulated other comprehensive (loss) income	$(966)	$743	$(223)	$(909)	$741	$(168)

	Six months ended January 31, 2016			Six months ended February 1, 2015
Consolidated Statements of Cash Flows	Prior Accounting Principles	Effect of Accounting Change	As Reported	Previously Reported	Effect of Accounting Change	Recast
Cash flow from operating activities:
Net earnings	$469	$(10)	$459	$441	$29	$470
Pension and postretirement benefit expense / (income)	—	109	109	—	(12)	(12)
Deferred income taxes	(9)	(5)	(14)	1	17	18
Other, net	109	(105)	4	46	(36)	10
Inventories	124	9	133	71	2	73
Accounts payable and accrued liabilities	(32)	2	(30)	(16)	—	(16)
Net cash provided by operating activities	$727	$—	$727	$584	$—	$584

2.	Recent Accounting Pronouncements
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
In November 2015, the FASB issued guidance that amends the balance sheet classification of deferred taxes. The new guidance requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. Previous guidance required deferred tax liabilities and assets to be separated into current and noncurrent amounts on the balance sheet. The guidance is effective for fiscal years beginning on or after December 15, 2016, and interim periods within those years. Early adoption is permitted as of the beginning of an interim or annual reporting period. As of January 31, 2016, the balance of current deferred tax assets was approximately $110. We are currently evaluating when we will adopt the guidance and whether to use the prospective or retrospective method.
In January 2016, the FASB issued guidance that amends the recognition and measurement of financial instruments. The changes primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Under the new guidance, equity investments in unconsolidated entities that are not accounted for under the equity method will generally be measured at fair value through earnings. When the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. The guidance is effective for fiscal years beginning on or after December 15, 2017, and interim periods within those years. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.
In February 2016, the FASB issued guidance that amends accounting for leases. Under the new guidance, a lessee will recognize assets and liabilities for most leases but will recognize expenses similar to current lease accounting. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new guidance must be adopted using a modified retrospective transition, and provides for certain practical expedients. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

3.	Acquisitions
On June 29, 2015, we completed the acquisition of the assets of Garden Fresh Gourmet for $232. Garden Fresh Gourmet is a provider of refrigerated salsa in North America, and it also produces hummus, dips and tortilla chips. It is included in the Campbell Fresh segment.
For the three- and six-month periods ended January 31, 2016, Garden Fresh Gourmet contributed $25 and $51, respectively, to Net sales. Its contribution to Net earnings was not material.
The following unaudited summary information is presented on a consolidated pro forma basis as if the Garden Fresh Gourmet acquisition had occurred on July 29, 2013:

	Three Months Ended	Six Months Ended
	February 1, 2015	February 1, 2015
Net sales	$2,257	$4,537
Net earnings attributable to Campbell Soup Company	$222	$471
Net earnings per share attributable to Campbell Soup Company - assuming dilution	$.71	$1.50
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

4.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

	Foreign Currency Translation Adjustments(1)	Gains (Losses) on Cash Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at August 2, 2015	$(166)	$(5)	$3	$(168)
Other comprehensive income (loss) before reclassifications	(44)	(6)	—	(50)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4)	(1)	(5)
Net current-period other comprehensive income (loss)	(44)	(10)	(1)	(55)
Balance at January 31, 2016	$(210)	$(15)	$2	$(223)
_____________________________________

(1)	Included a tax expense of $5 as of January 31, 2016, and $6 as of August 2, 2015.

(2)	Included a tax benefit of $11 as of January 31, 2016, and $5 as of August 2, 2015.

(3)	Included a tax expense of $1 as of January 31, 2016, and August 2, 2015.

Amounts related to noncontrolling interests were not material.
The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Six Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	January 31, 2016	February 1, 2015	January 31, 2016	February 1, 2015	Location of (Gain) Loss Recognized in Earnings
(Gains) losses on cash flow hedges:
Foreign exchange forward contracts	$(4)	$—	$(6)	$—	Cost of products sold
Foreign exchange forward contracts	(1)	(1)	(2)	(1)	Other expenses / (income)
Forward starting interest rate swaps	1	1	2	2	Interest expense
Total before tax	(4)	—	(6)	1
Tax expense (benefit)	2	—	2	—
(Gain) loss, net of tax	$(2)	$—	$(4)	$1

Pension and postretirement benefit adjustments:
Prior service credit	$(1)	$(1)	$(1)	$(1)	(1)
Tax expense (benefit)	—	—	—	—
(Gain) loss, net of tax	$(1)	$(1)	$(1)	$(1)
_____________________________________

(1)	This is included in the components of net periodic benefit costs (see Note 9 for additional details).

5.	Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill by business segment:

	Americas Simple Meals and Beverages	Global Biscuits and Snacks	Campbell Fresh	Total
Balance at August 2, 2015	$775	$732	$837	$2,344
Foreign currency translation adjustment	(6)	(20)	—	(26)
Balance at January 31, 2016	$769	$712	$837	$2,318
Intangible Assets
The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

Intangible Assets	January 31, 2016	August 2, 2015
Amortizable intangible assets
Customer relationships	$222	$222
Technology	40	40
Other	35	35
Total gross amortizable intangible assets	$297	$297
Accumulated amortization	(62)	(52)
Total net amortizable intangible assets	$235	$245
Non-amortizable intangible assets
Trademarks	958	960
Total net intangible assets	$1,193	$1,205
Non-amortizable intangible assets consist of trademarks, which include Bolthouse Farms, Pace, Plum, Kjeldsens, Garden Fresh Gourmet and Royal Dansk. Other amortizable intangible assets consist of recipes, patents, trademarks and distributor relationships.

Amortization of intangible assets was $10 and $9 for the six month periods ended January 31, 2016 and February 1, 2015, respectively. Amortization expense for the next 5 years is estimated to be $20 in the fiscal periods 2016 and 2017, and $15 in 2018 through 2020. Asset useful lives range from 5 to 20 years.

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
Segment results have been adjusted retrospectively to reflect these revisions.

	Three Months Ended		Six Months Ended
	January 31, 2016	February 1, 2015	January 31, 2016	February 1, 2015
Net sales
Americas Simple Meals and Beverages	$1,237	$1,278	$2,539	$2,611
Global Biscuits and Snacks	682	700	1,334	1,391
Campbell Fresh	282	256	531	487
Total	$2,201	$2,234	$4,404	$4,489

	Three Months Ended		Six Months Ended
	January 31, 2016	February 1, 2015	January 31, 2016	February 1, 2015
Earnings before interest and taxes
Americas Simple Meals and Beverages	$290	$237	$653	$542
Global Biscuits and Snacks	141	115	255	213
Campbell Fresh	21	13	39	22
Corporate(1)	(29)	(28)	(188)	(51)
Restructuring charges(2)	(9)	—	(30)	—
Total	$414	$337	$729	$726

_______________________________________

(1)
Represents unallocated items. A benefit of $7 and costs of $121 related to pension and postretirement mark-to-market adjustments (see Note 1 for additional information) and costs of $7 and $22 related to the implementation of our new organizational structure and cost savings initiatives (see Note 7 for additional information) were included in the three- and six-month periods ended January 31, 2016, respectively.

(2)	See Note 7 for additional information.
Our global net sales based on product categories are as follows:

	Three Months Ended		Six Months Ended
	January 31, 2016	February 1, 2015	January 31, 2016	February 1, 2015
Net sales
Soup	$821	$865	$1,678	$1,759
Baked snacks	664	669	1,302	1,332
Other simple meals	447	425	876	842
Beverages	269	275	548	556
Total	$2,201	$2,234	$4,404	$4,489
Soup includes various soup, broths and stock products. Baked snacks include cookies, crackers, biscuits and other baked products. Other simple meals include sauces, carrot products, refrigerated salad dressings, refrigerated salsa, hummus, dips and Plum foods and snacks.

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
In support of the new enterprise design, we designed and implemented a new Integrated Global Services (IGS) organization to deliver shared services across the company. IGS, which became effective at the beginning of 2016, is expected to reduce costs while increasing our efficiency and effectiveness. We also streamlined our organizational structure. We are pursuing other initiatives to reduce costs and increase effectiveness, such as adopting zero-based budgeting over time.
As part of these initiatives, we commenced a voluntary employee separation program available to certain U.S.-based salaried employees nearing retirement who met age, length-of-service and business unit/function criteria. A total of 471 employees elected the program. The electing employees remained with us through at least July 31, 2015, with some remaining beyond July 31. We also implemented an initiative to reduce overhead across the organization by eliminating approximately 245 positions. In the three-and six-month periods ended January 31, 2016, we recorded a restructuring charge of $12 and $33, respectively, related to these initiatives. In 2015, we recorded a restructuring charge of $102 related to these initiatives.
In the three- and six-month periods ended January 31, 2016, we also incurred charges of $7 and $22, respectively, recorded in Administrative expenses related to the implementation of the new organizational structure and cost savings initiatives. In 2015, we incurred charges of $22 recorded in Administrative expenses related to the these initiatives.
In the three- and six-month periods ended January 31, 2016, the aggregate after-tax impact of restructuring charges, implementation costs and other related costs recorded was $12, or $.04 per share, and $35, or $.11 per share, respectively. The aggregate after-tax impact of restructuring charges and implementation and other costs recorded in 2015 was $78, or $.25 per share. A summary of the pre-tax costs associated with the 2015 initiatives is as follows:

Recognized as of January 31, 2016
Severance pay and benefits	$126
Implementation costs and other related costs	53
Total	$179
The total estimated pre-tax costs for the 2015 initiatives are approximately $250 to $325. We expect to incur these costs through 2018.

We expect the costs to consist of approximately $150 to $165 in severance pay and benefits, and approximately $100 to $160 in implementation costs and other related costs.We expect the total pre-tax costs related to the 2015 initiatives will be associated with segments as follows: Americas Simple Meals and Beverages - approximately 31%; Global Biscuits and Snacks - approximately 35%; Campbell Fresh - approximately 3%; and Corporate - approximately 31%.
A summary of the restructuring activity and related reserves associated with the 2015 initiatives at January 31, 2016, is as follows:

	Severance Pay and Benefits	Other Restructuring Costs	Implementation Costs and Other Related Costs(3)	Total Charges
Accrued balance at August 2, 2015(1)	$85	$8
2016 charges	32	1	22	$55
2016 cash payments	(20)	(9)
Accrued balance at January 31, 2016(2)	$97	$—
______________________________________

(1)	Includes $45 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.

(2)	Includes $43 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.

(3)
Includes other costs recognized as incurred that are not reflected in the restructuring reserve in the Consolidated Balance Sheet. The costs are included in Administrative expenses in the Consolidated Statements of Earnings.

Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

	January 31, 2016
	Three Months Ended	Six Months Ended	Costs Incurred to Date
Americas Simple Meals and Beverages	$6	$16	$70
Global Biscuits and Snacks	6	20	64
Campbell Fresh	—	—	1
Corporate	7	19	44
Total	$19	$55	$179
2014 Initiatives
In the three-month period ended January 31, 2016, we recorded a reduction to restructuring charges of $3 ($2 after tax, or $.01 per share) related to the fiscal 2014 initiative to improve supply chain efficiency in Australia. As of January 31, 2016, we incurred substantially all of the costs related to the 2014 initiatives.
A summary of the pre-tax costs associated with the 2014 initiatives is as follows:

	Total Program(1)	Change in Estimate	Recognized as of January 31, 2016
Severance pay and benefits	$41	$(3)	$38
Asset impairment	12	—	12
Other exit costs	1	—	1
Total	$54	$(3)	$51
______________________________________

(1)	Recognized as of August 2, 2015.

8.	Earnings per Share
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. The earnings per share calculation for the three-month and six-month periods ended January 31, 2016 excludes 711 thousand stock options that would have been antidilutive. There were no antidilutive stock options for the three- and six-month periods ended February 1, 2015.

9.	Pension and Postretirement Benefits
We sponsor certain defined benefit pension and postretirement plans for employees. In 2016, we elected to change our method of accounting for the recognition of actuarial gains and losses for defined benefit pension and postretirement plans and the calculation of expected return on pension plan assets. Historically, actuarial gains and losses associated with benefit obligations were recognized in Accumulated other comprehensive loss in the Consolidated Balance Sheets and were amortized into earnings over the remaining service life of participants to the extent that the amounts were in excess of a corridor. Under the new policy, gains and losses will be recognized immediately in our Consolidated Statements of Earnings as of the measurement date, which is our fiscal year end, or more frequently if an interim remeasurement is required. In addition, we will no longer use a market-related value of plan assets, which is an average value, to determine the expected return on assets but rather will use the fair value of plan assets. We believe the new policies will provide greater transparency to ongoing operating results and better reflect the impact of current market conditions on the obligations and assets.
The changes in policy were applied retrospectively to all periods presented. See Note 1 for additional information on the change in accounting method.
Components of net benefit expense (income) were as follows:

	Three Months Ended				Six Months Ended
	Pension		Postretirement		Pension		Postretirement
	January 31, 2016	February 1, 2015	January 31, 2016	February 1, 2015	January 31, 2016	February 1, 2015	January 31, 2016	February 1, 2015
Service cost	$7	$7	$1	$1	$14	$14	$1	$1
Interest cost	25	26	4	4	50	53	8	8
Expected return on plan assets	(36)	(43)	—	—	(75)	(87)	—	—
Amortization of prior service costs	—	—	(1)	(1)	—	—	(1)	(1)
Recognized net actuarial (gain)/loss	(24)	—	—	—	112	—	—	—
Net periodic benefit expense (income)	$(28)	$(10)	$4	$4	$101	$(20)	$8	$8
The recognized net actuarial loss in 2016 resulted from the remeasurement of certain U.S. plans in the first and second quarters. The remeasurement was required due to a high level of lump sum payments to certain vested plan participants arising primarily out of a limited-time offer to accept a single lump sum in lieu of future annuity payments. No remeasurement was required in the six-month period ended February 1, 2015.
We do not expect contributions to pension plans to be material in 2016.

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
Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We do not have credit-risk-related contingent features in our derivative instruments as of January 31, 2016. During 2015, our largest customer accounted for approximately 20% of consolidated net sales. We closely monitor credit risk associated with counterparties and customers.

Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk related to our international operations, including non-functional currency intercompany debt and net investments in subsidiaries. We are also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. Principal currencies hedged include the Canadian dollar, Australian dollar and U.S. dollar. We utilize foreign exchange forward purchase and sale contracts, as well as cross-currency swaps, to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. To hedge currency exposures related to intercompany debt, we enter into foreign exchange forward purchase and sale contracts, as well as cross-currency swap contracts, for periods consistent with the underlying debt. As of January 31, 2016, cross-currency swap contracts mature between 6 and 18 months. The notional amount of foreign exchange forward and cross-currency swap contracts accounted for as cash-flow hedges was $57 at January 31, 2016, and $53 at August 2, 2015. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings on the same line item and the same period in which the underlying hedged transaction affects earnings. The notional amount of foreign exchange forward and cross-currency swap contracts that are not designated as accounting hedges was $410 and $480 at January 31, 2016, and August 2, 2015, respectively.
Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. We manage our exposure to interest rate volatility on future debt issuances by entering into forward starting interest rate swaps to lock in the rate on the interest payments related to the anticipated debt issuances. These pay fixed rate/receive variable rate forward starting interest rate swaps are accounted for as cash-flow hedges. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings over the life of the debt. The notional amount of outstanding forward starting interest rate swaps totaled $300 at January 31, 2016, and August 2, 2015, which relates to an anticipated debt issuance in 2018.
Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, diesel fuel, soybean oil, natural gas, aluminum, cocoa, butter, corn and cheese, which impact the cost of raw materials. Commodity futures, options, and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. There were no commodity contracts accounted for as cash-flow hedges as of January 31, 2016, or August 2, 2015. The notional amount of commodity contracts not designated as accounting hedges was $91 at January 31, 2016, and $95 at August 2, 2015.
Equity Price Risk
We enter into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of our capital stock, the total return of the Vanguard Institutional Index, and the total return of the Vanguard Total International Stock Index. Under these contracts, we pay variable interest rates and receive from the counterparty either the total return on our capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index; or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index. These contracts were not designated as hedges for accounting purposes. We enter into these contracts for periods typically not exceeding 12 months. The notional amount of the contracts as of January 31, 2016, and August 2, 2015, was $48 and $49, respectively.

The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of January 31, 2016, and August 2, 2015:

	Balance Sheet Classification	January 31, 2016	August 2, 2015
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$2	$3
Total derivatives designated as hedges		$2	$3
Derivatives not designated as hedges:
Commodity derivative contracts	Other current assets	$1	$1
Cross-currency swap contracts	Other current assets	22	18
Deferred compensation derivative contracts	Other current assets	2	1
Foreign exchange forward contracts	Other current assets	9	9
Cross-currency swap contracts	Other assets	30	22
Total derivatives not designated as hedges		$64	$51
Total asset derivatives		$66	$54

	Balance Sheet Classification	January 31, 2016	August 2, 2015
Liability Derivatives
Derivatives designated as hedges:
Forward starting interest rate swaps	Other liabilities	$26	$8
Total derivatives designated as hedges		$26	$8
Derivatives not designated as hedges:
Commodity derivative contracts	Accrued liabilities	$10	$10
Deferred compensation derivative contracts	Accrued liabilities	1	—
Foreign exchange forward contracts	Accrued liabilities	2	2
Total derivatives not designated as hedges		$13	$12
Total liability derivatives		$39	$20
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of January 31, 2016, and August 2, 2015, would be adjusted as detailed in the following table:

	January 31, 2016			August 2, 2015
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$66	$(31)	$35	$54	$(13)	$41
Total liability derivatives	$39	$(31)	$8	$20	$(13)	$7
We do not offset fair value amounts recognized for exchange-traded commodity derivative instruments and cash margin accounts executed with the same counterparty that are subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of open positions. At January 31, 2016, and August 2, 2015, a cash margin account balance of $12 was included in Other current assets in the Consolidated Balance Sheets.

The following tables show the effect of our derivative instruments designated as cash-flow hedges for the three- and six-month periods ended January 31, 2016, and February 1, 2015, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-Flow Hedge OCI Activity
Derivatives Designated as Cash-Flow Hedges		January 31, 2016	February 1, 2015
Three Months Ended
OCI derivative gain (loss) at beginning of quarter		$(20)	$(4)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		8	10
Forward starting interest rate swaps		(10)	(42)
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	(4)	—
Foreign exchange forward contracts	Other expenses / (income)	(1)	(1)
Forward starting interest rate swaps	Interest expense	1	1
OCI derivative gain (loss) at end of quarter		$(26)	$(36)

Six Months Ended
OCI derivative gain (loss) at beginning of year		$(10)	$(4)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		8	13
Forward starting interest rate swaps		(18)	(46)
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	(6)	—
Foreign exchange forward contracts	Other expenses / (income)	(2)	(1)
Forward starting interest rate swaps	Interest expense	2	2
OCI derivative gain (loss) at end of quarter		$(26)	$(36)
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a gain of $8. The ineffective portion and amount excluded from effectiveness testing were not material.
The following table shows the effects of our derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
Derivatives not Designated as Hedges	Location of Gain (Loss) Recognized in Earnings	Three Months Ended		Six Months Ended
		January 31, 2016	February 1, 2015	January 31, 2016	February 1, 2015
Foreign exchange forward contracts	Cost of products sold	$(1)	$(1)	$(1)	$—
Foreign exchange forward contracts	Other expenses / (income)	(1)	—	(1)	—
Cross-currency swap contracts	Other expenses / (income)	12	38	12	52
Commodity derivative contracts	Cost of products sold	(7)	(13)	(9)	(18)
Deferred compensation derivative contracts	Administrative expenses	—	1	—	3
Total		$3	$25	$1	$37

11.	Fair Value Measurements
We categorize financial assets and liabilities based on the following fair value hierarchy:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs, which are valued based on our estimates of assumptions that market participants would use in pricing the asset or liability.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our financial assets and liabilities, excluding pension assets, that are measured at fair value on a recurring basis as of January 31, 2016, and August 2, 2015, consistent with the fair value hierarchy:

	Fair Value as of January 31, 2016	Fair Value Measurements at January 31, 2016 Using Fair Value Hierarchy			Fair Value as of August 2, 2015	Fair Value Measurements at August 2, 2015 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts(1)	$11	$—	$11	$—	$12	$—	$12	$—
Commodity derivative contracts(2)	1	1	—	—	1	1	—	—
Cross-currency swap contracts(3)	52	—	52	—	40	—	40	—
Deferred compensation derivative contracts(4)	2	—	2	—	1	—	1	—
Total assets at fair value	$66	$1	$65	$—	$54	$1	$53	$—

	Fair Value as of January 31, 2016	Fair Value Measurements at January 31, 2016 Using Fair Value Hierarchy			Fair Value as of August 2, 2015	Fair Value Measurements at August 2, 2015 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Forward starting interest rate swaps(5)	$26	$—	$26	$—	$8	$—	$8	$—
Foreign exchange forward contracts(1)	2	—	2	—	2	—	2	—
Commodity derivative contracts(2)	10	9	1	—	10	10	—	—
Deferred compensation derivative contracts(4)	1	—	1	—	—	—	—	—
Deferred compensation obligation(6)	127	127	—	—	120	120	—	—
Total liabilities at fair value	$166	$136	$30	$—	$140	$130	$10	$—
___________________________________

(1)	Based on observable market transactions of spot currency rates and forward rates.

(2)	Based on quoted futures exchanges and on observable prices of futures and options transactions in the marketplace.

(3)	Based on observable local benchmarks for currency and interest rates.

(4)	Based on LIBOR and equity index swap rates.

(5)	Based on LIBOR swap rates.

(6)	Based on the fair value of the participants’ investments.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, excluding the current portion of long-term debt, approximate fair value.
Cash equivalents of $36 at January 31, 2016, and $39 at August 2, 2015, represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of long-term debt was $2,638 at January 31, 2016, and $2,623 at August 2, 2015. The carrying value was $2,551 at January 31, 2016, and $2,552 at August 2, 2015. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.

12.	Share Repurchases
In June 2011, the Board authorized the purchase of up to $1,000 of our stock. This program has no expiration date. In addition to this publicly announced program, we also purchase shares to offset the impact of dilution from shares issued under our stock compensation plans.
During the six-month period ended January 31, 2016, we repurchased approximately 2 million shares at a cost of $86. Of this amount, $50 was used to repurchase shares pursuant to our June 2011 publicly announced share repurchase program. Approximately $500 remained available under this program as of January 31, 2016. During the six-month period ended February 1, 2015, we repurchased approximately 3 million shares at a cost of $133.

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
Total pre-tax stock-based compensation expense recognized in the Consolidated Statements of Earnings was $21 and $18 for the three-month periods ended January 31, 2016, and February 1, 2015, respectively. Tax-related benefits of $8 and $6 were also recognized for the three-month periods ended January 31, 2016, and February 1, 2015, respectively. Total pre-tax stock-based compensation expense recognized in the Consolidated Statements of Earnings was $34 and $31 for the six-month periods ended January 31, 2016, and February 1, 2015, respectively. Tax-related benefits of $13 and $11 were also recognized for the six-month periods ended January 31, 2016, and February 1, 2015, respectively. Cash received from the exercise of stock options was $2 and $8 for the six-month periods ended January 31, 2016, and February 1, 2015, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
The following table summarizes stock option activity as of January 31, 2016:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)
Outstanding at August 2, 2015	74	$29.91
Granted	711	$50.21
Exercised	(74)	$29.91
Terminated	—	$—
Outstanding at January 31, 2016	711	$50.21	9.7	$4
Exercisable at January 31, 2016	—	$—	—	$—
The total intrinsic value of options exercised during the six-month periods ended January 31, 2016, and February 1, 2015, was $2 and $5, respectively. We measure the fair value of stock options using the Black-Scholes option pricing model. The expected term of options granted was based on the weighted average time of vesting and the end of the contractual term. We utilized this simplified method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

The following weighted-average assumptions were used for grants in 2016:

2016
Risk-free interest rate	1.68%
Expected dividend yield	2.46%
Expected volatility	18.35%
Expected term	6 years
We expense stock options on a straight-line basis over the vesting period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of January 31, 2016, total remaining unearned compensation related to nonvested stock options was $3, which will be amortized over the weighted-average remaining service period of 1.7 years.
The following table summarizes time-lapse restricted stock units, EPS performance restricted stock units, strategic performance restricted stock units and special performance restricted stock units as of January 31, 2016:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at August 2, 2015	2,410	$41.40
Granted	672	$50.00
Vested	(800)	$39.31
Forfeited	(171)	$43.45
Nonvested at January 31, 2016	2,111	$44.77
We determine the fair value of time-lapse restricted stock units, EPS performance restricted stock units, strategic performance restricted stock units and special performance restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. We expense EPS performance restricted stock units on a graded-vesting basis, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. There were 211 thousand EPS performance target grants outstanding at January 31, 2016, with a weighted-average grant-date fair value of $45.32. We expense strategic performance restricted stock units on a straight-line basis over the service period. Awards of the strategic performance restricted stock units are earned based upon the achievement of two key metrics, net sales and EPS growth, compared to strategic plan objectives during a three-year period. There were 339 thousand strategic performance target grants outstanding at January 31, 2016, with a grant-date fair value of $41.21. The actual number of EPS performance restricted stock units and strategic performance restricted stock units issued at the vesting date could range from either 0% or 100% and 0% to 200%, respectively, of the initial grant, depending on actual performance achieved. We estimate expense based on the number of awards expected to vest.
In 2015, we issued special performance restricted stock units for which vesting is contingent upon meeting various financial goals and performance milestones to support innovation and growth initiatives. These awards vest over a period of 2 years and are included in the table above. The actual number of special performance awards issued at the vesting date could range from 0% to 150%. There were 126 thousand special performance restricted stock units outstanding at January 31, 2016, with a grant-date fair value of $42.22.
As of January 31, 2016, total remaining unearned compensation related to nonvested time-lapse restricted stock units, EPS performance restricted stock units, strategic performance restricted stock units and special performance restricted stock units was $42, which will be amortized over the weighted-average remaining service period of 1.7 years. The fair value of restricted stock units vested during the six-month periods ended January 31, 2016, and February 1, 2015, was $40 and $53, respectively. The weighted-average grant-date fair value of the restricted stock units granted during the six-month period ended February 1, 2015, was $42.35.

The following table summarizes TSR performance restricted stock units as of January 31, 2016:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at August 2, 2015	1,579	$40.75
Granted	682	$62.44
Vested	(438)	$39.76
Forfeited	(126)	$46.36
Nonvested at January 31, 2016	1,697	$49.30
We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation. Assumptions used in the Monte Carlo simulation were as follows:

	2016	2015
Risk-free interest rate	0.92%	0.97%
Expected dividend yield	2.46%	2.91%
Expected volatility	17.25%	16.20%
Expected term	3 years	3 years
We recognize compensation expense on a straight-line basis over the service period. As of January 31, 2016, total remaining unearned compensation related to nonvested TSR performance restricted stock units was $47, which will be amortized over the weighted-average remaining service period of 2.3 years. In the first quarter of 2016, recipients of TSR performance restricted stock units earned 100% of the initial grants based upon our TSR ranking in a performance peer group during the three-year period ended July 31, 2015. The fair value of TSR performance restricted stock units vested during the six-month period ended January 31, 2016 was $22. There were no TSR performance restricted stock units scheduled to vest in the six-month period ended February 1, 2015. The grant-date fair value of the TSR performance restricted stock units granted during 2015 was $43.39.
The excess tax benefits on the exercise of stock options and vested restricted stock presented as cash flows from financing activities for the six-month periods ended January 31, 2016 and February 1, 2015 were $7 and $5, respectively.

14.	Inventories

	January 31, 2016	August 2, 2015
Raw materials, containers and supplies	$387	$427
Finished products	468	568
	$855	$995

15.	Subsequent Event
In February 2016, we agreed to make a $125 capital commitment to Acre Venture Partners, L.P. (“Acre”), a limited partnership formed to make venture capital investments in innovative new companies in food and food-related industries. Acre will be managed by its general partner, Acre Ventures GP, LLC, which is independent of us. We are the sole limited partner of Acre.

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

•
Net sales decreased 1% in the current quarter to $2.201 billion, as lower volume and the adverse impact of currency translation were partially offset by higher selling prices, the impact of the acquisition of Garden Fresh Gourmet and a reduction in promotional spending.

•
Gross profit, as a percent of sales, increased to 37.2% from 33.3% in the year-ago quarter. The increase was primarily due to productivity improvements, higher selling prices, lower levels of promotional spending, and improved supply chain performance, including benefits from cost savings initiatives.

•
Earnings per share were $.85 in the current quarter, compared to $.71 in the year-ago quarter. The current quarter included expenses of $.02 per share from items impacting comparability as discussed below.

Net Earnings attributable to Campbell Soup Company
The following items impacted the comparability of earnings and earnings per share:

•
In 2016, we recognized mark-to-market adjustments as certain U.S. pension plans were remeasured. The plans were remeasured due to a high level of lump sum payments to certain vested plan participants arising primarily out of a limited-

time offer to accept a single lump sum in lieu of future annuity payments. In the second quarter of 2016, we recognized gains of $7 million ($4 million after tax, or $.01 per share). Year-to-date in 2016, we recognized mark-to-market losses of $121 million ($76 million after tax, or $.24 per share). No interim remeasurement was required in 2015.

•
In 2016, we incurred charges associated with our 2015 initiatives to implement a new enterprise design, to reduce costs and to streamline our organizational structure. In the second quarter of 2016, we recorded a pre-tax restructuring charge of $12 million related to these initiatives. We also incurred pre-tax charges of $7 million recorded in Administrative expenses related to these initiatives. In the second quarter of 2016, we also recorded a reduction to pre-tax restructuring charges of $3 million related to the 2014 initiative to improve supply chain efficiency in Australia. The aggregate after-tax impact of restructuring charges, implementation costs and other related costs was $10 million, or $.03 per share. Year-to-date, we recorded pre-tax restructuring charges, implementation costs and other related costs associated with the 2015 and 2014 initiatives of $52 million ($33 million after tax, or $.11 per share). See Note 7 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information.

The items impacting comparability are summarized below:

	Three Months Ended
	January 31, 2016		February 1, 2015
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to Campbell Soup Company	$265	$.85	$222	$.71

Pension and postretirement benefit mark-to-market adjustments	$(4)	$(.01)	$—	$—
Restructuring charges, implementation costs and other related costs	10.03		—	—
Impact of items on Net earnings	$6	$.02	$—	$—

	Six Months Ended
	January 31, 2016		February 1, 2015
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to Campbell Soup Company	$459	$1.47	$470	$1.50

Pension and postretirement benefit mark-to-market adjustments	$76	$.24	$—	$—
Restructuring charges, implementation costs and other related costs	33.11		—	—
Impact of items on Net earnings	$109	$.35	$—	$—
Net earnings attributable to Campbell Soup Company were $265 million ($.85 per share) in the current quarter, compared to $222 million ($.71 per share) in the year-ago quarter. After adjusting for items impacting comparability in the current year, earnings increased primarily due to improved gross profit performance, partially offset by a higher effective tax rate and the negative impact of currency translation.
Net earnings attributable to Campbell Soup Company were $459 million ($1.47 per share) in the six-month period ended January 31, 2016, compared to $470 million ($1.50 per share) in the year-ago period. After adjusting for items impacting comparability in the current year, earnings increased due to improved gross profit performance and lower marketing and selling expenses, partially offset by a higher effective tax rate and the negative impact of currency translation.
SECOND-QUARTER DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Three Months Ended
(Millions)	January 31, 2016	February 1, 2015	% Change
Americas Simple Meals and Beverages	$1,237	$1,278	(3)%
Global Biscuits and Snacks	682	700	(3)
Campbell Fresh	282	256	10
	$2,201	$2,234	(1)%

An analysis of percent change of net sales by reportable segment follows:

	Americas Simple Meals and Beverages	Global Biscuits and Snacks	Campbell Fresh	Total
Volume and Mix	(4)%	—%	—%	(2)%
Price and Sales Allowances	2	1	—	1
Decreased Promotional Spending(1)	1	1	—	1
Currency	(2)	(5)	—	(2)
Acquisitions	—	—	10	1
	(3)%	(3)%	10%	(1)%
__________________________________________

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.
In Americas Simple Meals and Beverages, sales decreased 3%. U.S. soup sales decreased 4%. U.S. soup volumes declined primarily as a result of higher selling prices, reduced promotional activity and category declines partly related to warmer weather. Further details of U.S. soup include:

•	Sales of condensed soups increased 2%.

•	Sales of ready-to-serve soups declined 20%.

•	Broth sales increased 7%.
The decrease in ready-to-serve soups was primarily due to the volume impact from net price realization actions, a shift in the timing of marketing programs to the end of the second quarter and into the second half of the year, and an execution issue related to an on-label promotion on Chunky soups. U.S. beverages sales decreased primarily due to declines in V8 V-Fusion beverages. Sales of other U.S. simple meals increased due to gains in Plum, Prego pasta sauces and Pace Mexican sauces. Excluding the impact of currency translation, sales in Canada decreased due to declines in soup.
In Global Biscuits and Snacks, sales decreased 3% due to the impact of currency translation. Sales of Pepperidge Farm products increased primarily due to gains in fresh bakery, frozen products and cookies. In Asia Pacific, excluding the negative impact of currency translation, sales gains in Arnott’s in Australia and gains in Malaysia were partially offset by declines in Indonesia. In 2016, promotional spending was reduced due to timing of promotional activities and lapping inefficient spending in the prior year, primarily in Pepperidge Farm.
In Campbell Fresh, sales increased 10%, due to the acquisition of Garden Fresh Gourmet, which we acquired on June 29, 2015. Excluding the acquisition, sales were comparable to the prior year reflecting gains in refrigerated beverages and salad dressings, offset by declines in carrot ingredients and fresh carrots.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $76 million in the current quarter. As a percent of sales, gross profit was 37.2% in the current quarter and 33.3% in the year-ago quarter. The 3.9% percentage-point overall increase in gross margin percentage was due to the following factors:

Margin Impact
Productivity improvements	1.8%
Higher selling prices	0.9
Cost inflation, supply chain costs and other factors(1)	0.6
Mix	0.5
Lower level of promotional spending	0.5
Pension and postretirement benefit mark-to-market adjustments	(0.1)
Impact of acquisition	(0.3)
3.9%
__________________________________________

(1)	Includes a positive margin impact of 0.9 percentage points from cost savings initiatives.

Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 10.1% in 2016 compared to 10.7% in 2015. Marketing and selling expenses decreased 7% in 2016 from 2015. The decrease was primarily due to benefits from cost savings initiatives (approximately 7 percentage points); the impact of currency translation (approximately 3 percentage points); and gains on benefit plan mark-to-market adjustments (approximately 1 percentage point), partially offset by higher advertising and consumer promotion expenses (approximately 2 percentage points) and higher selling and marketing overhead expenses (approximately 2 percentage points). The increase in advertising and consumer promotion expenses was primarily in Kelsen, Pepperidge Farm and U.S. soup.
Administrative Expenses
Administrative expenses as a percent of sales were 6.6% in 2016 compared to 6.0% in 2015. Administrative expenses increased 8% in 2016 from 2015. The increase was primarily due to higher incentive compensation costs (approximately 14 percentage points) and costs related to the implementation of the new organizational structure and cost savings initiatives (approximately 5 percentage points), partially offset by benefits from cost savings initiatives (approximately 7 percentage points); gains on benefit plan mark-to-market adjustments (approximately 3 percentage points); and the impact of currency translation (approximately 2 percentage points).
Research and Development Expenses
Research and development expenses decreased $2 million, or 8.0%, in 2016 from 2015. The decrease was primarily due to benefits from cost savings initiatives (approximately 12 percentage points) and gains on benefit plan mark-to-market adjustments (approximately 8 percentage points), partially offset by inflation and other expense increases.
Operating Earnings
Segment operating earnings increased 24% in 2016 from 2015.
An analysis of operating earnings by segment follows:

	Three Months Ended
(Millions)	January 31, 2016	February 1, 2015	% Change
Americas Simple Meals and Beverages	$290	$237	22%
Global Biscuits and Snacks	141	115	23
Campbell Fresh	21	13	62
	452	365	24%
Corporate	(29)	(28)
Restructuring charges(1)	(9)	—
Earnings before interest and taxes	$414	$337
__________________________________________

(1)	See Note 7 to the Consolidated Financial Statements for additional information on restructuring charges.
Earnings from Americas Simple Meals and Beverages increased 22%. The increase was primarily due to a higher gross margin percentage, benefiting from increased price realization, productivity improvements and improved supply chain performance.
Earnings from Global Biscuits and Snacks increased 23%. The increase was primarily due to a higher gross margin percentage, benefiting from increased price realization and productivity improvements, partly offset by the negative impact of currency translation and higher marketing expenses.
Earnings from Campbell Fresh increased from $13 million to $21 million. The increase was primarily due to a higher gross margin percentage, benefiting from improved supply chain performance, productivity improvements and the favorable mix impact from growth in higher-margin refrigerated beverages.
In 2016, Corporate included costs of $7 million related to the implementation of our new organizational structure and cost savings initiatives and a benefit of $7 million associated with benefit plan mark-to-market adjustments.
Interest Expense
Interest expense increased to $28 million in 2016 from $26 million in 2015, reflecting higher average interest rates on the debt portfolio.
Taxes on Earnings
The effective tax rate was 31.5% in 2016, compared to 28.8% in 2015. The increase in the effective tax rate is primarily due to the favorable resolution of an intercompany pricing agreement between the U.S. and Canada in the prior year.

SIX-MONTH DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Six Months Ended
(Millions)	January 31, 2016	February 1, 2015	% Change
Americas Simple Meals and Beverages	$2,539	$2,611	(3)%
Global Biscuits and Snacks	1,334	1,391	(4)
Campbell Fresh	531	487	9
	$4,404	$4,489	(2)%
An analysis of percent change of net sales by reportable segment follows:

	Americas Simple Meals and Beverages	Global Biscuits and Snacks	Campbell Fresh	Total
Volume and Mix	(4)%	—%	(1)%	(2)%
Price and Sales Allowances	2	1	—	1
Decreased Promotional Spending(1)	1	1	—	1
Currency	(2)	(6)	—	(3)
Acquisitions	—	—	10	1
	(3)%	(4)%	9%	(2)%
__________________________________________

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.
In Americas Simple Meals and Beverages, sales decreased 3%. U.S. soup sales decreased 4%. U.S. soup volumes declined primarily as a result of higher selling prices, reduced promotional activity and category declines partly related to warmer weather. Further details of U.S. soup include:

•	Sales of condensed soups increased 2%.

•	Sales of ready-to-serve soups declined 15%.

•	Broth sales decreased 2%.
The decrease in ready-to-serve soups was primarily due to the volume impact from net price realization actions, a shift in the timing of marketing programs and an execution issue related to an on-label promotion on Chunky soups. U.S. beverages sales decreased primarily due to declines in V8 V-Fusion beverages, partially offset by gains in V8 Splash beverages. Sales of other U.S. simple meals increased due to gains in Prego pasta sauces, Pace Mexican sauces and Plum. Excluding the impact of currency translation, sales in Canada were comparable to the prior year.
In Global Biscuits and Snacks, sales decreased 4% due to the impact of currency translation. Sales of Pepperidge Farm products increased due to gains in Goldfish crackers, fresh bakery and frozen products. In Asia Pacific, excluding the negative impact of currency translation, sales gains in Arnott’s in Australia and gains in Malaysia were partially offset by declines in Indonesia. In 2016, promotional spending was reduced as we lapped inefficient spending in the prior year, primarily in Pepperidge Farm.
In Campbell Fresh, sales increased 9% due to the acquisition of Garden Fresh Gourmet, which was acquired on June 29, 2015. Excluding the acquisition, sales declined reflecting lower sales in carrot ingredients, fresh carrots and refrigerated soup, partially offset by gains in refrigerated beverages and salad dressings.

Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $36 million in 2016. As a percent of sales, gross profit was 35.7% in 2016 and 34.3% in 2015. The 1.4 percentage-point overall increase in gross margin percentage was due to the following factors:

Margin Impact
Productivity improvements	1.8%
Higher selling prices	1.0
Lower level of promotional spending	0.4
Mix	0.2
Cost inflation, supply chain costs and other factors(1)	0.1
Impact of acquisition	(0.2)
Pension and postretirement benefit mark-to-market adjustments	(1.9)
1.4%
__________________________________________

(1)	Includes a positive margin impact of 0.8 percentage points from cost savings initiatives.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 10.2% in 2016 compared to 10.7% in 2015. Marketing and selling expenses decreased 7% in 2016 from 2015. The decrease was primarily due to benefits from cost savings initiatives (approximately 6 percentage points); the impact of currency translation (approximately 3 percentage points); and lower advertising and consumer promotion expenses (approximately 2 percentage points), partially offset by losses on benefit plan mark-to-market adjustments (approximately 4 percentage points). The decline in advertising and consumer promotion expenses was primarily in Americas Simple Meals and Beverages.
Administrative Expenses
Administrative expenses as a percent of sales were 6.9% in 2016 compared to 5.9% in 2015. Administrative expenses increased 14% in 2016 from 2015. The increase was primarily due to costs related to the implementation of the new organizational structure and cost savings initiatives (approximately 8 percentage points); higher incentive compensation costs (approximately 8 percentage points); losses on benefit plan mark-to-market adjustments (approximately 6 percentage points), partially offset by benefits from cost savings initiatives (approximately 5 percentage points) and the impact of currency translation (approximately 3 percentage points).
Research and Development Expenses
Research and development expenses increased $2 million, or 4%, in 2016 from 2015. The increase was primarily due to losses on benefit plan mark-to-market adjustments (approximately 11 percentage points), partially offset by benefits from cost savings initiatives (approximately 9 percentage points).
Operating Earnings
Segment operating earnings increased 22% in 2016 from 2015.
An analysis of operating earnings by segment follows:

	Six Months Ended
(Millions)	January 31, 2016	February 1, 2015	% Change
Americas Simple Meals and Beverages	$653	$542	20%
Global Biscuits and Snacks	255	213	20
Campbell Fresh	39	22	77
	947	777	22%
Corporate	(188)	(51)
Restructuring charges(1)	(30)	—
Earnings before interest and taxes	$729	$726
__________________________________________

(1)	See Note 7 to the Consolidated Financial Statements for additional information on restructuring charges.

Earnings from Americas Simple Meals and Beverages increased 20%. The increase was primarily due to a higher gross margin percentage, benefiting from increased price realization, productivity improvements and improved supply chain performance, as well as lower marketing and selling expenses. Advertising and consumer promotion expenses were lower in 2016.
Earnings from Global Biscuits and Snacks increased 20%. The increase was primarily due to a higher gross margin percentage, benefiting from increased price realization and productivity improvements, as well as volume gains and lower selling expenses, partly offset by the negative impact of currency translation.
Earnings from Campbell Fresh increased from $22 million to $39 million. The increase was primarily due to a higher gross margin percentage and the impact of the acquisition of Garden Fresh Gourmet. The improvement in gross margin percentage reflected improved supply chain performance, productivity improvements and the favorable mix impact from growth in higher-margin refrigerated beverages.
Corporate included $121 million of losses associated with benefit plan mark-to-market adjustments and costs of $22 million related to the implementation of our new organizational structure and cost savings initiatives in 2016. In 2016, Corporate included lower losses on open commodity hedges.
Interest Expense
Interest expense increased to $57 million in 2016 from $52 million in 2015, reflecting higher average interest rates on the debt portfolio.
Taxes on Earnings
The effective tax rate was 31.9% in 2016, compared to 30.5% in 2015. We recognized a tax benefit of $45 million on $121 million of losses on benefit plan mark-to-market adjustments and a $19 million tax benefit on $52 million of restructuring charges, implementation costs and other related costs. After adjusting for items impacting comparability in the current year, the remaining increase in the effective tax rate is primarily due to lapping the favorable resolution of an intercompany pricing agreement between the U.S. and Canada in the prior year, the geographic mix of earnings and higher U.S. state taxes in 2016.
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
In support of the new enterprise design, we designed and implemented a new Integrated Global Services (IGS) organization to deliver shared services across the company. IGS, which became effective at the beginning of 2016, is expected to reduce costs while increasing our efficiency and effectiveness. We also streamlined our organizational structure. We are pursuing other initiatives to reduce costs and increase effectiveness, such as adopting zero-based budgeting over time.
As part of these initiatives, we commenced a voluntary employee separation program available to certain U.S.-based salaried employees nearing retirement who met age, length-of-service and business unit/function criteria. A total of 471 employees elected the program. The electing employees remained with us through at least July 31, 2015, with some remaining beyond July 31. We also implemented an initiative to reduce overhead across the organization by eliminating approximately 245 positions. In the three-and six-month periods ended January 31, 2016, we recorded a restructuring charge of $12 million and $33 million, respectively, related to these initiatives. In 2015, we recorded a restructuring charge of $102 million related to these initiatives.
In the three-and six-month periods ended January 31, 2016, we also incurred charges of $7 million and $22 million, respectively, recorded in Administrative expenses related to the implementation of the new organizational structure and cost savings initiatives. In 2015, we incurred charges of $22 million recorded in Administrative expenses related to the these initiatives.
In the three- and six-month periods ended January 31, 2016, the aggregate after-tax impact of restructuring charges, implementation costs and other related costs recorded was $12 million, or $.04 per share, and $35 million, or $.11 per share, respectively. The aggregate after-tax impact of restructuring charges and implementation and other costs recorded in 2015 was $78 million, or $.25 per share. A summary of the pre-tax costs associated with the 2015 initiatives is as follows:

(Millions)	Recognized as of January 31, 2016
Severance pay and benefits	$126
Implementation costs and other related costs	53
Total	$179

The total estimated pre-tax costs for the 2015 initiatives are approximately $250 million to $325 million. We expect the costs to consist of approximately $150 million to $165 million in severance pay and benefits, and approximately $100 million to $160 million in implementation costs and other related costs.We expect the total pre-tax costs related to the 2015 initiatives will be associated with segments as follows: Americas Simple Meals and Beverages - approximately 31%; Global Biscuits and Snacks - approximately 35%; Campbell Fresh - approximately 3%; and Corporate - approximately 31%.
We expect substantially all costs to be cash expenditures, except for $7 million of postretirement and pension curtailment costs incurred in 2015. We expect to incur the costs through 2018, and fund the costs through cash and short-term borrowings.
We expect the 2015 initiatives to generate pre-tax savings of approximately $205 million to $225 million in 2016, and once fully implemented, annual ongoing savings of approximately $300 million beginning in 2018. In 2015, pre-tax savings were $85 million.
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

	January 31, 2016
(Millions)	Three Months Ended	Six Months Ended	Costs Incurred to Date
Americas Simple Meals and Beverages	$6	$16	$70
Global Biscuits and Snacks	6	20	64
Campbell Fresh	—	—	1
Corporate	7	19	44
Total	$19	$55	$179
2014 Initiatives
In the three-month period ended January 31, 2016, we recorded a reduction to restructuring charges of $3 million ($2 million after tax, or $.01 per share) related to the fiscal 2014 initiative to improve supply chain efficiency in Australia. As of January 31, 2016, we incurred substantially all of the costs related to the 2014 initiatives.
A summary of the pre-tax costs associated with the 2014 initiatives is as follows:

(Millions)	Total Program(1)	Change in Estimate	Recognized as of January 31, 2016
Severance pay and benefits	$41	$(3)	$38
Asset impairment	12	—	12
Other exit costs	1	—	1
Total	$54	$(3)	$51
______________________________________

(1)	Recognized as of August 2, 2015.
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
We generated cash from operations of $727 million in 2016, compared to $584 million in 2015. The increase in 2016 was primarily due to higher cash earnings and lower working capital requirements.
Capital expenditures were $153 million in 2016, compared to $143 million in 2015. Capital expenditures are expected to total approximately $350 million in 2016. Capital expenditures in 2016 included a Bolthouse Farms beverage and salad dressing capacity expansion project (approximately $21 million); a biscuit capacity expansion in Indonesia (approximately $10 million); continued enhancement of our corporate headquarters (approximately $10 million); a cracker capacity expansion at Pepperidge Farm (approximately $6 million); and the ongoing initiative to simplify the soup-making process in North America (also known as the soup common platform initiative) (approximately $2 million).
Dividend payments were $197 million in 2016 and $199 million in 2015.
We repurchased approximately 2 million shares at a cost of $86 million in 2016, and approximately 3 million shares at a cost of $133 million in 2015. In June 2011, our Board of Directors authorized the purchase of up to $1 billion of our stock. Of the amount spent in 2016, $50 million was used to repurchase shares pursuant to our June 2011 publicly announced share repurchase program. Approximately $500 million remained available to repurchase shares under our June 2011 repurchase program as of January 31, 2016. The program has no expiration date. We also expect to continue our longstanding practice, under separate authorization, of purchasing shares sufficient to offset shares issued under incentive compensation plans. See “Unregistered Sales of Equity Securities and Use of Proceeds” for more information.
At January 31, 2016, we had $1.293 billion of short-term borrowings due within one year, of which $1.282 billion was comprised of commercial paper borrowings. As of January 31, 2016, we issued $49 million of standby letters of credit. We have a committed revolving credit facility totaling $2.2 billion that matures in December 2018. This facility remained unused at January 31, 2016, except for $3 million of standby letters of credit that we issued under it. This revolving credit facility supports our commercial paper programs and other general corporate purposes. We may also increase the commitment under the credit facility up to an additional $500 million, upon the agreement of either existing lenders or of additional banks not currently parties to the existing credit agreements.
In September 2014, we filed a registration statement with the Securities and Exchange Commission that registered an indeterminate amount of debt securities. Under the registration statement, we may issue debt securities, depending on market conditions.
We are in compliance with the covenants contained in our revolving credit facilities and debt securities.
SIGNIFICANT ACCOUNTING ESTIMATES
We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in the 2015 Annual Report on Form 10-K. The accounting policies we used in preparing these financial statements are substantially consistent with those we applied in our Annual Report on Form 10-K for the year ended August 2, 2015, with the exception of the changes in accounting policy related to our method of accounting for the recognition of actuarial gains and losses for defined benefit pension and postretirement plans and the calculation of expected return on pension plan assets as described in Note 1 to the Consolidated Financial Statements. Our significant accounting estimates are described in Management’s Discussion and Analysis included in the 2015 Annual Report on Form 10-K.
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
Item 4. Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2016 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

b.	Changes in Internal Controls
There were no changes in our internal control over financial reporting that materially affected, or were likely to materially affect, such control over financial reporting during the quarter ended January 31, 2016.

PART II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities	Total Number of Shares Purchased (1)		Average Price Paid Per Share (2)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions) (3)
Period
11/2/15 - 11/30/15	—		—		—	$525
12/1/15 - 12/31/15	669,994	(4)	$53.12	(4)	319,994	$508
1/1/16 - 1/31/16	355,600	(5)	$51.40	(5)	155,600	$500
Total	1,025,594		$52.52		475,594	$500
____________________________________

(1)	Includes 550,000 shares repurchased in open-market transactions to offset the dilutive impact to existing shareholders of issuances under stock compensation plans.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)
During the second quarter of 2016, we had a publicly announced strategic share repurchase program. Under this program, which was announced on June 23, 2011, our Board of Directors authorized the purchase of up to $1 billion of our stock. The program has no expiration date. We also expect to continue our longstanding practice, under separate authorization, of purchasing shares sufficient to offset shares issued under our incentive compensation plans.

(4)	Includes 350,000 shares repurchased in open-market transactions at an average price of $53.12 to offset the dilutive impact to existing shareholders of issuances under stock compensation plans.

(5)	Includes 200,000 shares repurchased in open-market transactions at an average price of $51.42 to offset the dilutive impact to existing shareholders of issuances under stock compensation plans.

Item 6. Exhibits

3	Campbell's By-Laws, effective February 24, 2016, were filed with the SEC on a Form 8-K (SEC file number 1-3822) on February 29, 2016, and are incorporated herein by reference.

10(a)	Amendment to the Campbell Soup Company Severance Pay Plan for Salaried Employees, dated December 17, 2015.

10(b)
Letter Agreement, dated February 15, 2016, between the company and Jeffrey Dunn was filed with the SEC on a Form 8-K (SEC file number 1-3822) on February 19, 2016, and is incorporated herein by reference.

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
Date: March 10, 2016

CAMPBELL SOUP COMPANY

By: /s/ Anthony P. DiSilvestro
Anthony P. DiSilvestro
Senior Vice President and Chief Financial Officer

By: /s/ William J. O'Shea
William J. O'Shea
Vice President and Controller

INDEX TO EXHIBITS

3	Campbell's By-Laws, effective February 24, 2016, were filed with the SEC on a Form 8-K (SEC file number 1-3822) on February 29, 2016, and are incorporated herein by reference.

10(a)	Amendment to the Campbell Soup Company Severance Pay Plan for Salaried Employees, dated December 17, 2015.

10(b)
Letter Agreement, dated February 15, 2016, between the company and Jeffrey Dunn was filed with the SEC on a Form 8-K (SEC file number 1-3822) on February 19, 2016, and is incorporated herein by reference.

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