Form 10-Q
period 2016-05-01
CAMPBELL SOUP CO
filed 2016-06-07
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
_______________________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 1, 2016	Commission File Number 1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.

1 Campbell Place
Camden, New Jersey 08103-1799
Principal Executive Offices

Telephone Number: (856) 342-4800

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☑ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

There were 308,647,031 shares of capital stock outstanding as of June 1, 2016.

PART I

Item 1. Financial Information
CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	May 1, 2016	May 3, 2015	May 1, 2016	May 3, 2015
Net sales	$1,870	$1,900	$6,274	$6,389
Costs and expenses
Cost of products sold	1,210	1,218	4,040	4,169
Marketing and selling expenses	228	213	677	695
Administrative expenses	154	142	456	408
Research and development expenses	31	30	86	83
Other expenses / (income)	(23)	3	(14)	14
Restructuring charges	2	9	32	9
Total costs and expenses	1,602	1,615	5,277	5,378
Earnings before interest and taxes	268	285	997	1,011
Interest expense	29	29	86	81
Interest income	1	1	3	3
Earnings before taxes	240	257	914	933
Taxes on earnings	55	78	270	284
Net earnings	185	179	644	649
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	—
Net earnings attributable to Campbell Soup Company	$185	$179	$644	$649
Per Share — Basic
Net earnings attributable to Campbell Soup Company	$.60	$.58	$2.08	$2.07
Dividends	$.312	$.312	$.936	$.936
Weighted average shares outstanding — basic	309	311	309	313
Per Share — Assuming Dilution
Net earnings attributable to Campbell Soup Company	$.59	$.57	$2.07	$2.07
Weighted average shares outstanding — assuming dilution	311	312	311	314
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(unaudited)
(millions)

	Three Months Ended
	May 1, 2016			May 3, 2015
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$185			$179
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$101	$(1)	100	$9	$—	9
Cash-flow hedges:
Unrealized gains (losses) arising during the period	(25)	7	(18)	12	(5)	7
Reclassification adjustment for (gains) losses included in net earnings	(3)	1	(2)	(1)	—	(1)
Pension and other postretirement benefits:
Reclassification of prior service credit included in net earnings	(1)	—	(1)	(1)	—	(1)
Other comprehensive income (loss)	$72	$7	79	$19	$(5)	14
Total comprehensive income (loss)			$264			$193
Total comprehensive income (loss) attributable to noncontrolling interests			—			—
Total comprehensive income (loss) attributable to Campbell Soup Company			$264			$193

	Nine Months Ended
	May 1, 2016			May 3, 2015
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$644			$649
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$58	$—	58	$(229)	$1	(228)
Cash-flow hedges:
Unrealized gains (losses) arising during period	(35)	11	(24)	(21)	8	(13)
Reclassification adjustment for (gains) losses included in net earnings	(9)	3	(6)	—	—	—
Pension and other postretirement benefits:
Reclassification of prior service credit included in net earnings	(2)	—	(2)	(2)	—	(2)
Other comprehensive income (loss)	$12	$14	26	$(252)	$9	(243)
Total comprehensive income (loss)			$670			$406
Total comprehensive income (loss) attributable to noncontrolling interests			2			—
Total comprehensive income (loss) attributable to Campbell Soup Company			$668			$406
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	May 1, 2016	August 2, 2015
Current assets
Cash and cash equivalents	$383	$253
Accounts receivable, net	648	647
Inventories	829	995
Other current assets	182	198
Total current assets	2,042	2,093
Plant assets, net of depreciation	2,371	2,347
Goodwill	2,377	2,344
Other intangible assets, net of amortization	1,197	1,205
Other assets ($28 and $0 attributable to variable interest entity)	94	101
Total assets	$8,081	$8,090
Current liabilities
Short-term borrowings	$1,134	$1,543
Payable to suppliers and others	487	544
Accrued liabilities	602	589
Dividend payable	100	101
Accrued income taxes	54	29
Total current liabilities	2,377	2,806
Long-term debt	2,552	2,552
Deferred taxes	485	505
Other liabilities	993	850
Total liabilities	6,407	6,713
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	342	339
Earnings retained in the business	2,105	1,754
Capital stock in treasury, at cost	(639)	(556)
Accumulated other comprehensive loss	(144)	(168)
Total Campbell Soup Company shareholders' equity	1,676	1,381
Noncontrolling interests	(2)	(4)
Total equity	1,674	1,377
Total liabilities and equity	$8,081	$8,090
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Nine Months Ended
	May 1, 2016	May 3, 2015
Cash flows from operating activities:
Net earnings	$644	$649
Adjustments to reconcile net earnings to operating cash flow
Restructuring charges	32	9
Stock-based compensation	50	46
Pension and postretirement benefit expense	167	9
Depreciation and amortization	228	223
Deferred income taxes	4	28
Other, net	2	15
Changes in working capital
Accounts receivable	5	19
Inventories	172	109
Prepaid assets	7	11
Accounts payable and accrued liabilities	(87)	(110)
Receipts from hedging activities	5	11
Other	(46)	(48)
Net cash provided by operating activities	1,183	971
Cash flows from investing activities:
Purchases of plant assets	(225)	(242)
Sales of plant assets	5	9
Other, net	(14)	(7)
Net cash used in investing activities	(234)	(240)
Cash flows from financing activities:
Net short-term repayments	(425)	(233)
Long-term borrowings	—	300
Repayments of notes payable	—	(300)
Dividends paid	(294)	(297)
Treasury stock purchases	(118)	(192)
Treasury stock issuances	2	9
Excess tax benefits on stock-based compensation	7	5
Other, net	—	(3)
Net cash used in financing activities	(828)	(711)
Effect of exchange rate changes on cash	9	(22)
Net change in cash and cash equivalents	130	(2)
Cash and cash equivalents — beginning of period	253	232
Cash and cash equivalents — end of period	$383	$230
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at August 3, 2014	323	$12	(10)	$(356)	$330	$1,483	$145	$(12)	$1,602
Net earnings (loss)						649		—	649
Other comprehensive income (loss)							(243)	—	(243)
Dividends ($.936 per share)						(295)			(295)
Treasury stock purchased			(4)	(192)					(192)
Treasury stock issued under management incentive and stock option plans			2	41	1				42
Balance at May 3, 2015	323	$12	(12)	$(507)	$331	$1,837	$(98)	$(12)	$1,563
Balance at August 2, 2015	323	$12	(13)	$(556)	$339	$1,754	$(168)	$(4)	$1,377
Net earnings (loss)						644		—	644
Other comprehensive income (loss)							24	2	26
Dividends ($.936 per share)						(293)			(293)
Treasury stock purchased			(2)	(118)					(118)
Treasury stock issued under management incentive and stock option plans			1	35	3				38
Balance at May 1, 2016	323	$12	(14)	$(639)	$342	$2,105	$(144)	$(2)	$1,674
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(unaudited)
(currency in millions, except per share amounts)

1.	Basis of Presentation and Significant Accounting Policies
In this Form 10-Q, unless otherwise stated, the terms “we,” “us,” “our” and the “company” refer to Campbell Soup Company and its consolidated subsidiaries.
The consolidated financial statements include our accounts and entities in which we maintain a controlling financial interest and a variable interest entity (VIE) for which we are the primary beneficiary. Intercompany transactions are eliminated in consolidation.
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
In 2016, we elected to change our method of accounting for the recognition of actuarial gains and losses for defined benefit pension and postretirement plans and the calculation of expected return on pension plan assets. Historically, actuarial gains and losses associated with benefit obligations were recognized in Accumulated other comprehensive loss in the Consolidated Balance Sheets and were amortized into earnings over the remaining service life of participants to the extent that the amounts were in excess of a corridor. Under the new policy, actuarial gains and losses will be recognized immediately in our Consolidated Statements of Earnings as of the measurement date, which is our fiscal year end, or more frequently if an interim remeasurement is required. In addition, we no longer use a market-related value of plan assets, which is an average value, to determine the expected return on assets but rather will use the fair value of plan assets. We believe the new policies will provide greater transparency to ongoing operating results and better reflect the impact of current market conditions on the obligations and assets.
The changes in policy were applied retrospectively to all periods presented. As of August 4, 2014, the cumulative effect of these changes on the opening balance sheet was a $715 decrease to Earnings retained in the business, a decrease of $2 to Inventories, a $714 reduction to Accumulated other comprehensive loss, and an increase of $1 to Other current assets.
In 2016 and 2015, we recognized mark-to-market losses as certain U.S. plans were remeasured. In 2016, the remeasurements were required due to a high level of lump sum payments to certain vested plan participants arising primarily out of a limited-time offer to accept a single lump sum in lieu of future annuity payments. In the third quarter of 2016, we recognized mark-to-market losses of $54 ($34 after tax, or $.11 per share). Year-to-date, we recognized mark-to-market losses of $175 ($110 after tax, or $.35 per share). In 2015, the remeasurements were required due to the impact of a voluntary employee separation program. In the third quarter and year-to-date period of 2015, we recognized losses of $26 ($16 after tax, or $.05 per share).

The impacts of the changes in policy to the consolidated financial statements are summarized below:

	Three months ended May 1, 2016			Three months ended May 3, 2015
Consolidated Statements of Earnings	Prior Accounting Principles	Effect of Accounting Change	As Reported	Previously Reported	Effect of Accounting Change	Recast
Cost of products sold	$1,195	$15	$1,210	$1,218	$—	$1,218
Marketing and selling expenses	223	5	228	213	—	213
Administrative expenses	151	3	154	141	1	142
Research and development expenses	30	1	31	29	1	30
Earnings before interest and taxes	292	(24)	268	287	(2)	285
Earnings before taxes	264	(24)	240	259	(2)	257
Taxes on earnings	63	(8)	55	77	1	78
Net earnings	201	(16)	185	182	(3)	179
Net earnings attributable to Campbell Soup Company	$201	$(16)	$185	$182	$(3)	$179
Earnings per share — Basic	$.65	$(.05)	$.60	$.59	$(.01)	$.58
Earnings per share — Diluted (1)	$.65	$(.05)	$.59	$.58	$(.01)	$.57

	Nine months ended May 1, 2016			Nine months ended May 3, 2015
Consolidated Statements of Earnings	Prior Accounting Principles	Effect of Accounting Change	As Reported	Previously Reported	Effect of Accounting Change	Recast
Cost of products sold	$4,011	$29	$4,040	$4,196	$(27)	$4,169
Marketing and selling expenses	672	5	677	702	(7)	695
Administrative expenses	454	2	456	416	(8)	408
Research and development expenses	85	1	86	85	(2)	83
Earnings before interest and taxes	1,034	(37)	997	967	44	1,011
Earnings before taxes	951	(37)	914	889	44	933
Taxes on earnings	281	(11)	270	266	18	284
Net earnings	670	(26)	644	623	26	649
Net earnings attributable to Campbell Soup Company	$670	$(26)	$644	$623	$26	$649
Earnings per share - Basic (1)	$2.17	$(.08)	$2.08	$1.99	$.08	$2.07
Earnings per share - Diluted (1)	$2.15	$(.08)	$2.07	$1.98	$.08	$2.07
________________________________________________________
(1) The sum of the individual per share amounts may not add due to rounding.

	Three months ended May 1, 2016			Three months ended May 3, 2015
Consolidated Statements of Comprehensive Income	Prior Accounting Principles	Effect of Accounting Change	As Reported	Previously Reported	Effect of Accounting Change	Recast
Foreign currency translation:
Foreign currency translation adjustments	$101	$—	$101	$12	$(3)	$9
Pension and other postretirement benefits:
Net actuarial gain (loss) arising during the period	(68)	68	—	(4)	4	—
Reclassification of net actuarial loss included in net earnings	35	(35)	—	24	(24)	—
Tax benefit / (expense)	$12	$(12)	$—	$(7)	$7	$—

	Nine months ended May 1, 2016			Nine months ended May 3, 2015
Consolidated Statements of Comprehensive Income	Prior Accounting Principles	Effect of Accounting Change	As Reported	Previously Reported	Effect of Accounting Change	Recast
Foreign currency translation:
Foreign currency translation adjustments	$58	$—	$58	$(238)	$9	$(229)
Pension and other postretirement benefits:
Net actuarial gain (loss) arising during the period	(181)	181	—	13	(13)	—
Reclassification of net actuarial loss included in net earnings	144	(144)	—	72	(72)	—
Tax benefit / (expense)	$14	$(14)	$—	$(29)	$29	$—

	May 1, 2016			August 2, 2015
Consolidated Balance Sheets	Prior Accounting Principles	Effect of Accounting Change	As Reported	Previously Reported	Effect of Accounting Change	Recast
Inventories	$827	$2	$829	$993	$2	$995
Other current assets	183	(1)	182	199	(1)	198
Accrued income taxes	51	3	54	29	—	29
Earnings retained in the business	2,871	(766)	2,105	2,494	(740)	1,754
Accumulated other comprehensive (loss) income	$(908)	$764	$(144)	$(909)	$741	$(168)

	Nine months ended May 1, 2016			Nine months ended May 3, 2015
Consolidated Statements of Cash Flows	Prior Accounting Principles	Effect of Accounting Change	As Reported	Previously Reported	Effect of Accounting Change	Recast
Cash flow from operating activities:
Net earnings	$670	$(26)	$644	$623	$26	$649
Pension and postretirement benefit expense / (income)	—	167	167	—	9	9
Deferred income taxes	18	(14)	4	12	16	28
Other, net	132	(130)	2	69	(54)	15
Inventories	172	—	172	108	1	109
Accounts payable and accrued liabilities	(90)	3	(87)	(112)	2	(110)
Net cash provided by operating activities	$1,183	$—	$1,183	$971	$—	$971

2.	Recent Accounting Pronouncements
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
In April 2015, the FASB issued guidance to clarify the accounting for fees paid by a customer in a cloud computing arrangement. The guidance is effective for fiscal years beginning on or after December 15, 2015, and interim periods within those years. Early adoption is permitted. The new guidance should be applied either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. We will adopt the guidance prospectively. We do not expect the adoption to have a material impact on our consolidated financial statements.
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
In November 2015, the FASB issued guidance that amends the balance sheet classification of deferred taxes. The new guidance requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. Previous guidance required deferred tax liabilities and assets to be separated into current and noncurrent amounts on the balance sheet. The guidance is effective for fiscal years beginning on or after December 15, 2016, and interim periods within those years. Early adoption is permitted as of the beginning of an interim or annual reporting period. As of May 1, 2016, the balance of current deferred tax assets was $104. We will adopt the guidance as of July 31, 2016.
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
In February 2016, the FASB issued guidance that amends accounting for leases. Under the new guidance, a lessee will recognize assets and liabilities for most leases but will recognize expenses similar to current lease accounting. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The new guidance must be adopted using a modified retrospective transition, and provides for certain practical expedients. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.
In March 2016, the FASB issued guidance that amends accounting for share-based payments, including the accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

3.	Acquisitions
On June 29, 2015, we completed the acquisition of the assets of Garden Fresh Gourmet for $232. Garden Fresh Gourmet is a provider of refrigerated salsa, hummus, dips and tortilla chips. It is included in the Campbell Fresh segment.
For the three- and nine-month periods ended May 1, 2016, Garden Fresh Gourmet contributed $25 and $76, respectively, to Net sales. Its contribution to Net earnings was not material.
The following unaudited summary information is presented on a consolidated pro forma basis as if the Garden Fresh Gourmet acquisition had occurred on July 29, 2013:

	Three Months Ended	Nine Months Ended
	May 3, 2015	May 3, 2015
Net sales	$1,925	$6,462
Net earnings attributable to Campbell Soup Company	$180	$651
Net earnings per share attributable to Campbell Soup Company - assuming dilution	$.58	$2.07
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

4.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

	Foreign Currency Translation Adjustments(1)	Gains (Losses) on Cash Flow Hedges(2)	Pension and Postretirement Benefit Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at August 2, 2015	$(166)	$(5)	$3	$(168)
Other comprehensive income (loss) before reclassifications	56	(24)	—	32
Amounts reclassified from accumulated other comprehensive income (loss)	—	(6)	(2)	(8)
Net current-period other comprehensive income (loss)	56	(30)	(2)	24
Balance at May 1, 2016	$(110)	$(35)	$1	$(144)
_____________________________________

(1)	Included a tax expense of $6 as of May 1, 2016, and August 2, 2015.

(2)	Included a tax benefit of $19 as of May 1, 2016, and $5 as of August 2, 2015.

(3)	Included a tax expense of $1 as of May 1, 2016, and August 2, 2015.
Amounts related to noncontrolling interests were not material.
The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	May 1, 2016	May 3, 2015	May 1, 2016	May 3, 2015	Location of (Gain) Loss Recognized in Earnings
(Gains) losses on cash flow hedges:
Foreign exchange forward contracts	$(4)	$(2)	$(10)	$(2)	Cost of products sold
Foreign exchange forward contracts	—	—	(2)	(1)	Other expenses / (income)
Forward starting interest rate swaps	1	1	3	3	Interest expense
Total before tax	(3)	(1)	(9)	—
Tax expense (benefit)	1	—	3	—
(Gain) loss, net of tax	$(2)	$(1)	$(6)	$—

Pension and postretirement benefit adjustments:
Prior service credit	$(1)	$(1)	$(2)	$(2)	(1)
Tax expense (benefit)	—	—	—	—
(Gain) loss, net of tax	$(1)	$(1)	$(2)	$(2)
_____________________________________

(1)	This is included in the components of net periodic benefit costs (see Note 9 for additional details).

5.	Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill by business segment:

	Americas Simple Meals and Beverages	Global Biscuits and Snacks	Campbell Fresh	Total
Balance at August 2, 2015	$775	$732	$837	$2,344
Foreign currency translation adjustment	4	29	—	33
Balance at May 1, 2016	$779	$761	$837	$2,377

Intangible Assets
The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

Intangible Assets	May 1, 2016	August 2, 2015
Amortizable intangible assets
Customer relationships	$223	$222
Technology	40	40
Other	35	35
Total gross amortizable intangible assets	$298	$297
Accumulated amortization	(67)	(52)
Total net amortizable intangible assets	$231	$245
Non-amortizable intangible assets
Trademarks	966	960
Total net intangible assets	$1,197	$1,205
Non-amortizable intangible assets consist of trademarks, which include Bolthouse Farms, Pace, Plum, Kjeldsens, Garden Fresh Gourmet and Royal Dansk. Other amortizable intangible assets consist of recipes, patents, trademarks and distributor relationships.
Amortization of intangible assets was $15 and $13 for the nine-month periods ended May 1, 2016, and May 3, 2015, respectively. Amortization expense for the next 5 years is estimated to be $20 in the fiscal periods 2016 and 2017, and $15 in 2018 through 2020. Asset useful lives range from 5 to 20 years.

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
Segment results have been adjusted retrospectively to reflect these revisions.

	Three Months Ended		Nine Months Ended
	May 1, 2016	May 3, 2015	May 1, 2016	May 3, 2015
Net sales
Americas Simple Meals and Beverages	$999	$1,030	$3,538	$3,641
Global Biscuits and Snacks	608	623	1,942	2,014
Campbell Fresh	263	247	794	734
Total	$1,870	$1,900	$6,274	$6,389

	Three Months Ended		Nine Months Ended
	May 1, 2016	May 3, 2015	May 1, 2016	May 3, 2015
Earnings before interest and taxes
Americas Simple Meals and Beverages	$225	$223	$878	$765
Global Biscuits and Snacks	86	93	341	306
Campbell Fresh	13	18	52	40
Corporate(1)	(54)	(40)	(242)	(91)
Restructuring charges(2)	(2)	(9)	(32)	(9)
Total	$268	$285	$997	$1,011
_______________________________________

(1)
Represents unallocated items. Costs of $54 and $175 related to pension mark-to-market adjustments (see Note 1 for additional information) and costs of $13 and $35 related to the implementation of our new organizational structure and cost savings initiatives (see Note 7 for additional information) were included in the three- and nine-month periods ended May 1, 2016, respectively. A gain of $25 from a settlement of a claim related to the Kelsen acquisition was also included in the three- and nine-month periods ended May 1, 2016. Costs of $26 related to pension and postretirement mark-to-market adjustments (see Note 1 for additional information) and costs of $9 related to the implementation of our new organizational structure and cost savings initiatives (see Note 7 for additional information) were included in the three- and nine-month periods ended May 3, 2015.

(2)	See Note 7 for additional information.
Our global net sales based on product categories are as follows:

	Three Months Ended		Nine Months Ended
	May 1, 2016	May 3, 2015	May 1, 2016	May 3, 2015
Net sales
Soup	$575	$602	$2,253	$2,361
Baked snacks	584	587	1,886	1,919
Other simple meals	424	409	1,300	1,251
Beverages	287	302	835	858
Total	$1,870	$1,900	$6,274	$6,389
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
As part of these initiatives, we commenced a voluntary employee separation program available to certain U.S.-based salaried employees nearing retirement who met age, length-of-service and business unit/function criteria. A total of 471 employees elected the program. The electing employees remained with us through at least July 31, 2015, with some remaining beyond July 31. We also implemented an initiative to reduce overhead across the organization by eliminating approximately 245 positions. In the three- and nine-month periods ended May 1, 2016, we recorded a restructuring charge of $2 and $35, respectively, related to these initiatives. In 2015, we recorded a restructuring charge of $102 related to these initiatives. Of the amounts recorded in 2015, $9 was recorded in the nine-month period ended May 3, 2015.
In the three- and nine-month periods ended May 1, 2016, we also incurred charges of $13 and $35, respectively, recorded in Administrative expenses related to the implementation of the new organizational structure and cost savings initiatives. In 2015, we incurred charges of $22 recorded in Administrative expenses related to the these initiatives. Of the amounts recorded in 2015, $9 was recorded in the nine-month period ended May 3, 2015.
In the three- and nine-month periods ended May 1, 2016, the aggregate after-tax impact of restructuring charges, implementation costs and other related costs recorded was $9, or $.03 per share, and $44, or $.14 per share, respectively. In the three- and nine-month periods ended May 3, 2015, the aggregate after-tax impact of restructuring charges and implementation costs was $11, or $.04 per share. The aggregate after-tax impact of restructuring charges and implementation and other costs recorded in 2015 was $78, or $.25 per share. A summary of the pre-tax costs associated with the 2015 initiatives is as follows:

Recognized as of May 1, 2016
Severance pay and benefits	$128
Implementation costs and other related costs	66
Total	$194
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
A summary of the restructuring activity and related reserves associated with the 2015 initiatives at May 1, 2016, is as follows:

	Severance Pay and Benefits	Other Restructuring Costs	Implementation Costs and Other Related Costs(3)	Total Charges
Accrued balance at August 2, 2015(1)	$85	$8
2016 charges	34	1	35	$70
2016 cash payments	(31)	(9)
Accrued balance at May 1, 2016(2)	$88	$—
______________________________________

(1)	Includes $45 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.

(2)	Includes $37 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.

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

Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

	May 1, 2016
	Three Months Ended	Nine Months Ended	Costs Incurred to Date
Americas Simple Meals and Beverages	$1	$17	$71
Global Biscuits and Snacks	3	23	67
Campbell Fresh	—	—	1
Corporate	11	30	55
Total	$15	$70	$194
2014 Initiatives
In the nine-month period ended May 1, 2016, we recorded a reduction to restructuring charges of $3 ($2 after tax, or $.01 per share) related to the fiscal 2014 initiative to improve supply chain efficiency in Australia. As of January 31, 2016, we incurred substantially all of the costs related to the 2014 initiatives.
A summary of the pre-tax costs associated with the 2014 initiatives is as follows:

	Total Program(1)	Change in Estimate	Recognized as of May 1, 2016
Severance pay and benefits	$41	$(3)	$38
Asset impairment	12	—	12
Other exit costs	1	—	1
Total	$54	$(3)	$51
______________________________________

(1)	Recognized as of August 2, 2015.

8.	Earnings per Share
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. There were no antidilutive stock options for the three-month period ended May 1, 2016. The earnings per share calculation for the nine-month period ended May 1, 2016, excludes 474 thousand stock options that would have been antidilutive. There were no antidilutive stock options for the three- and nine-month periods ended May 3, 2015.

9.	Pension and Postretirement Benefits
We sponsor certain defined benefit pension and postretirement plans for employees. In 2016, we elected to change our method of accounting for the recognition of actuarial gains and losses for defined benefit pension and postretirement plans and the calculation of expected return on pension plan assets. Historically, actuarial gains and losses associated with benefit obligations were recognized in Accumulated other comprehensive loss in the Consolidated Balance Sheets and were amortized into earnings over the remaining service life of participants to the extent that the amounts were in excess of a corridor. Under the new policy, gains and losses will be recognized immediately in our Consolidated Statements of Earnings as of the measurement date, which is our fiscal year end, or more frequently if an interim remeasurement is required. In addition, we no longer use a market-related value of plan assets, which is an average value, to determine the expected return on assets but rather will use the fair value of plan assets. We believe the new policies will provide greater transparency to ongoing operating results and better reflect the impact of current market conditions on the obligations and assets.
The changes in policy were applied retrospectively to all periods presented. See Note 1 for additional information on the change in accounting method.

Components of net benefit expense (income) were as follows:

	Three Months Ended				Nine Months Ended
	Pension		Postretirement		Pension		Postretirement
	May 1, 2016	May 3, 2015	May 1, 2016	May 3, 2015	May 1, 2016	May 3, 2015	May 1, 2016	May 3, 2015
Service cost	$6	$8	$—	$1	$20	$22	$1	$2
Interest cost	24	26	4	3	74	79	12	11
Expected return on plan assets	(36)	(43)	—	—	(111)	(130)	—	—
Amortization of prior service costs	(1)	(1)	—	—	(1)	(1)	(1)	(1)
Recognized net actuarial (gain)/loss	61	5	—	22	173	5	—	22
Curtailment loss	—	1	—	6	—	1	—	6
Net periodic benefit expense (income)	$54	$(4)	$4	$32	$155	$(24)	$12	$40
The recognized net actuarial loss in 2016 resulted from the quarterly remeasurement of certain U.S. plans. The remeasurement was required due to a high level of lump sum payments to certain vested plan participants arising primarily out of a limited-time offer to accept a single lump sum in lieu of future annuity payments. The curtailment loss and recognized net actuarial loss in 2015 were related to a voluntary employee separation program. The curtailment loss was included in Restructuring charges. See also Note 7.
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
Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We do not have credit-risk-related contingent features in our derivative instruments as of May 1, 2016.
We are also exposed to credit risk from our customers. During 2015, our largest customer accounted for approximately 20% of consolidated net sales.
We closely monitor credit risk associated with counterparties and customers.

Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk related to our international operations, including non-functional currency intercompany debt and net investments in subsidiaries. We are also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. Principal currencies hedged include the Canadian dollar, Australian dollar and U.S. dollar. We utilize foreign exchange forward purchase and sale contracts, as well as cross-currency swaps, to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. To hedge currency exposures related to intercompany debt, we enter into foreign exchange forward purchase and sale contracts, as well as cross-currency swap contracts, for periods consistent with the underlying debt. As of May 1, 2016, all existing cross-currency swap contracts will be settled by year end. The notional amount of foreign exchange forward contracts accounted for as cash-flow hedges was $71 at May 1, 2016, and $53 at August 2, 2015. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings on the same line item and the same period in which the underlying hedged transaction affects earnings. The notional amount of foreign exchange forward and cross-currency swap contracts that are not designated as accounting hedges was $464 and $480 at May 1, 2016, and August 2, 2015, respectively.
Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. We manage our exposure to interest rate volatility on future debt issuances by entering into forward starting interest rate swaps to lock in the rate on the interest payments related to the anticipated debt issuances. These pay fixed rate/receive variable rate forward starting interest rate swaps are accounted for as cash-flow hedges. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings over the life of the debt. The notional amount of outstanding forward starting interest rate swaps totaled $300 at May 1, 2016, and August 2, 2015, which relates to an anticipated debt issuance in 2018.
Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, diesel fuel, soybean oil, natural gas, aluminum, cocoa, butter, corn and cheese, which impact the cost of raw materials. Commodity futures, options, and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. There were no commodity contracts accounted for as cash-flow hedges as of May 1, 2016, or August 2, 2015. The notional amount of commodity contracts not designated as accounting hedges was $93 at May 1, 2016, and $95 at August 2, 2015.
Equity Price Risk
We enter into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of our capital stock, the total return of the Vanguard Institutional Index, and the total return of the Vanguard Total International Stock Index. Under these contracts, we pay variable interest rates and receive from the counterparty either the total return on our capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index; or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index. These contracts were not designated as hedges for accounting purposes. We enter into these contracts for periods typically not exceeding 12 months. The notional amount of the contracts as of May 1, 2016, and August 2, 2015, was $42 and $49, respectively.

The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of May 1, 2016, and August 2, 2015:

	Balance Sheet Classification	May 1, 2016	August 2, 2015
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$—	$3
Total derivatives designated as hedges		$—	$3
Derivatives not designated as hedges:
Commodity derivative contracts	Other current assets	$6	$1
Cross-currency swap contracts	Other current assets	30	18
Deferred compensation derivative contracts	Other current assets	—	1
Foreign exchange forward contracts	Other current assets	1	9
Commodity derivative contracts	Other assets	1	—
Cross-currency swap contracts	Other assets	—	22
Total derivatives not designated as hedges		$38	$51
Total asset derivatives		$38	$54

	Balance Sheet Classification	May 1, 2016	August 2, 2015
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$3	$—
Forward starting interest rate swaps	Other liabilities	30	8
Total derivatives designated as hedges		$33	$8
Derivatives not designated as hedges:
Commodity derivative contracts	Accrued liabilities	$2	$10
Deferred compensation derivative contracts	Accrued liabilities	1	—
Foreign exchange forward contracts	Accrued liabilities	13	2
Total derivatives not designated as hedges		$16	$12
Total liability derivatives		$49	$20
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of May 1, 2016, and August 2, 2015, would be adjusted as detailed in the following table:

	May 1, 2016			August 2, 2015
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$38	$(25)	$13	$54	$(13)	$41
Total liability derivatives	$49	$(25)	$24	$20	$(13)	$7
We do not offset fair value amounts recognized for exchange-traded commodity derivative instruments and cash margin accounts executed with the same counterparty that are subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of open positions. At May 1, 2016, and August 2, 2015, a cash margin account balance of $1 and $12, respectively, was included in Other current assets in the Consolidated Balance Sheets.

The following tables show the effect of our derivative instruments designated as cash-flow hedges for the three- and nine-month periods ended May 1, 2016, and May 3, 2015, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-Flow Hedge OCI Activity
Derivatives Designated as Cash-Flow Hedges		May 1, 2016	May 3, 2015
Three Months Ended
OCI derivative gain (loss) at beginning of quarter		$(26)	$(36)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		(21)	(9)
Forward starting interest rate swaps		(4)	21
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	(4)	(2)
Forward starting interest rate swaps	Interest expense	1	1
OCI derivative gain (loss) at end of quarter		$(54)	$(25)

Nine Months Ended
OCI derivative gain (loss) at beginning of year		$(10)	$(4)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		(13)	4
Forward starting interest rate swaps		(22)	(25)
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	(10)	(2)
Foreign exchange forward contracts	Other expenses / (income)	(2)	(1)
Forward starting interest rate swaps	Interest expense	3	3
OCI derivative gain (loss) at end of quarter		$(54)	$(25)
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a loss of $17. The ineffective portion and amount excluded from effectiveness testing were not material.
The following table shows the effects of our derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
Derivatives not Designated as Hedges	Location of Gain (Loss) Recognized in Earnings	Three Months Ended		Nine Months Ended
		May 1, 2016	May 3, 2015	May 1, 2016	May 3, 2015
Foreign exchange forward contracts	Cost of products sold	$1	$2	$—	$2
Foreign exchange forward contracts	Other expenses / (income)	2	(1)	1	(1)
Cross-currency swap contracts	Other expenses / (income)	(21)	(10)	(9)	42
Commodity derivative contracts	Cost of products sold	9	6	—	(12)
Deferred compensation derivative contracts	Administrative expenses	4	2	4	5
Total		$(5)	$(1)	$(4)	$36

11.	Variable Interest Entity
In February 2016, we agreed to make a $125 capital commitment to Acre Venture Partners, L.P. (Acre), a limited partnership formed to make venture capital investments in innovative new companies in food and food-related industries. Acre is managed by its general partner, Acre Ventures GP, LLC, which is independent of us. We are the sole limited partner of Acre and own a 99.8% interest. Our share of earnings (loss) is calculated according to the terms of the partnership agreement. Acre is a VIE. We have determined that we are the primary beneficiary. Therefore, we consolidate Acre and account for the third party ownership as a noncontrolling interest. Through May 1, 2016, we funded $26 of the capital commitment. Except for the remaining unfunded capital commitment of $99, we do not have obligations to provide additional financial or other support to Acre.

Acre elected the fair value option to account for qualifying investments to more appropriately reflect the value of the investments in the financial statements. The investments were $28 and are included in Other assets on the Consolidated Balance Sheets. Changes in the fair values of investments for which the fair value option was elected are included in Other expenses / (income) on the Consolidated Statements of Earnings. Changes in the fair value were not material through May 1, 2016. The liabilities of Acre were not material.

12.	Fair Value Measurements
We categorize financial assets and liabilities based on the following fair value hierarchy:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs, which are valued based on estimates of assumptions that market participants would use in pricing the asset or liability.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our financial assets and liabilities, excluding pension assets, that are measured at fair value on a recurring basis as of May 1, 2016, and August 2, 2015, consistent with the fair value hierarchy:

	Fair Value as of May 1, 2016	Fair Value Measurements at May 1, 2016 Using Fair Value Hierarchy			Fair Value as of August 2, 2015	Fair Value Measurements at August 2, 2015 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts(1)	$1	$—	$1	$—	$12	$—	$12	$—
Commodity derivative contracts(2)	7	6	1	—	1	1	—	—
Cross-currency swap contracts(3)	30	—	30	—	40	—	40	—
Deferred compensation derivative contracts(4)	—	—	—	—	1	—	1	—
Fair value option investments(5)	27	—	7	20	—	—	—	—
Total assets at fair value	$65	$6	$39	$20	$54	$1	$53	$—

	Fair Value as of May 1, 2016	Fair Value Measurements at May 1, 2016 Using Fair Value Hierarchy			Fair Value as of August 2, 2015	Fair Value Measurements at August 2, 2015 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Forward starting interest rate swaps(6)	$30	$—	$30	$—	$8	$—	$8	$—
Foreign exchange forward contracts(1)	16	—	16	—	2	—	2	—
Commodity derivative contracts(2)	2	2	—	—	10	10	—	—
Deferred compensation derivative contracts(4)	1	—	1	—	—	—	—	—
Deferred compensation obligation(7)	114	114	—	—	120	120	—	—
Total liabilities at fair value	$163	$116	$47	$—	$140	$130	$10	$—
___________________________________

(1)	Based on observable market transactions of spot currency rates and forward rates.

(2)	Based on quoted futures exchanges and on observable prices of futures and options transactions in the marketplace.

(3)	Based on observable local benchmarks for currency and interest rates.

(4)	Based on LIBOR and equity index swap rates.

(5)
Primarily represents investments in equity securities that are not readily marketable and are accounted for under the fair value option. The investments were funded by Acre in the three-month period ended May 1, 2016. See Note 11 for additional information. Fair value is based on analyzing recent transactions and transactions of comparable companies, and the discounted cash flow method. In addition, allocation methods, including the option pricing method, are used in distributing fair value among various equity holders according to rights and preferences. Changes in the fair value of investments were not material through May 1, 2016.

(6)	Based on LIBOR swap rates.

(7)	Based on the fair value of the participants’ investments.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, excluding the current portion of long-term debt, approximate fair value.
Cash equivalents of $64 at May 1, 2016, and $39 at August 2, 2015, represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of long-term debt was $2,686 at May 1, 2016, and $2,623 at August 2, 2015. The carrying value was $2,552 at May 1, 2016 and August 2, 2015. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.

13.	Share Repurchases
In June 2011, the Board authorized the purchase of up to $1,000 of our stock. This program has no expiration date. In addition to this publicly announced program, we have a separate Board authorization to purchase shares to offset the impact of dilution from shares issued under our stock compensation plans.
During the nine-month period ended May 1, 2016, we repurchased approximately 2 million shares at a cost of $118. Of this amount, $75 was used to repurchase shares pursuant to our June 2011 publicly announced share repurchase program. Approximately $475 remained available under this program as of May 1, 2016. During the nine-month period ended May 3, 2015, we repurchased approximately 4 million shares at a cost of $192.

14.	Stock-based Compensation
We provide compensation benefits by issuing stock options, unrestricted stock, restricted stock and restricted stock units (including time-lapse restricted stock units, EPS performance restricted stock units, total shareholder return (TSR) performance restricted stock units, strategic performance restricted stock units and special performance restricted stock units). In 2016, we issued stock options, time-lapse restricted stock units, unrestricted stock, EPS performance restricted stock units and TSR performance restricted stock units. We have not issued strategic performance restricted stock units or special performance restricted stock units in 2016.
Total pre-tax stock-based compensation expense recognized in the Consolidated Statements of Earnings was $16 and $15 for the three-month periods ended May 1, 2016, and May 3, 2015, respectively. Tax-related benefits of $5 and $6 were also recognized for the three-month periods ended May 1, 2016, and May 3, 2015, respectively. Total pre-tax stock-based compensation expense recognized in the Consolidated Statements of Earnings was $50 and $46 for the nine-month periods ended May 1, 2016, and May 3, 2015, respectively. Tax-related benefits of $18 and $17 were also recognized for the nine-month periods ended May 1, 2016, and May 3, 2015, respectively. Cash received from the exercise of stock options was $2 and $9 for the nine-month periods ended May 1, 2016, and May 3, 2015, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
The following table summarizes stock option activity as of May 1, 2016:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)
Outstanding at August 2, 2015	74	$29.91
Granted	711	$50.21
Exercised	(74)	$29.91
Terminated	—	$—
Outstanding at May 1, 2016	711	$50.21	9.4	$8
Exercisable at May 1, 2016	—	$—	—	$—
The total intrinsic value of options exercised during the nine-month periods ended May 1, 2016, and May 3, 2015, was $2 and $5, respectively. We measure the fair value of stock options using the Black-Scholes option pricing model. The expected term of options granted was based on the weighted average time of vesting and the end of the contractual term. We utilized this simplified method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.
The following weighted-average assumptions were used for grants in 2016:

2016
Risk-free interest rate	1.68%
Expected dividend yield	2.46%
Expected volatility	18.35%
Expected term	6 years
We expense stock options on a straight-line basis over the vesting period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of May 1, 2016, total remaining unearned compensation related to nonvested stock options was $2, which will be amortized over the weighted-average remaining service period of 2.1 years.

The following table summarizes time-lapse restricted stock units, EPS performance restricted stock units, strategic performance restricted stock units and special performance restricted stock units as of May 1, 2016:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at August 2, 2015	2,410	$41.40
Granted	691	$50.28
Vested	(850)	$39.42
Forfeited	(183)	$43.62
Nonvested at May 1, 2016	2,068	$44.99
We determine the fair value of time-lapse restricted stock units, EPS performance restricted stock units, strategic performance restricted stock units and special performance restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. We expense EPS performance restricted stock units on a graded-vesting basis, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. There were 211 thousand EPS performance target grants outstanding at May 1, 2016, with a weighted-average grant-date fair value of $45.32. We expense strategic performance restricted stock units on a straight-line basis over the service period. Awards of the strategic performance restricted stock units are earned based upon the achievement of two key metrics, net sales and EPS growth, compared to strategic plan objectives during a three-year period. There were 337 thousand strategic performance target grants outstanding at May 1, 2016, with a grant-date fair value of $41.21. The actual number of EPS performance restricted stock units and strategic performance restricted stock units issued at the vesting date could range from either 0% or 100% and 0% to 200%, respectively, of the initial grant, depending on actual performance achieved. We estimate expense based on the number of awards expected to vest.
In 2015, we issued special performance restricted stock units for which vesting is contingent upon meeting various financial goals and performance milestones to support innovation and growth initiatives. These awards vest over a period of 2 years and are included in the table above. The actual number of special performance awards issued at the vesting date could range from 0% to 150%. There were 126 thousand special performance restricted stock units outstanding at May 1, 2016, with a grant-date fair value of $42.22.
As of May 1, 2016, total remaining unearned compensation related to nonvested time-lapse restricted stock units, EPS performance restricted stock units, strategic performance restricted stock units and special performance restricted stock units was $32, which will be amortized over the weighted-average remaining service period of 1.7 years. The fair value of restricted stock units vested during the nine-month periods ended May 1, 2016, and May 3, 2015, was $43 and $54, respectively. The weighted-average grant-date fair value of the restricted stock units granted during the nine-month period ended May 3, 2015, was $42.43.
The following table summarizes TSR performance restricted stock units as of May 1, 2016:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at August 2, 2015	1,579	$40.75
Granted	682	$62.44
Vested	(438)	$39.76
Forfeited	(146)	$46.94
Nonvested at May 1, 2016	1,677	$49.28

We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation. Assumptions used in the Monte Carlo simulation were as follows:

	2016	2015
Risk-free interest rate	0.92%	0.97%
Expected dividend yield	2.46%	2.91%
Expected volatility	17.25%	16.20%
Expected term	3 years	3 years
We recognize compensation expense on a straight-line basis over the service period. As of May 1, 2016, total remaining unearned compensation related to nonvested TSR performance restricted stock units was $41, which will be amortized over the weighted-average remaining service period of 2.0 years. In the first quarter of 2016, recipients of TSR performance restricted stock units earned 100% of the initial grants based upon our TSR ranking in a performance peer group during the three-year period ended July 31, 2015. The fair value of TSR performance restricted stock units vested during the nine-month period ended May 1, 2016, was $22. There were no TSR performance restricted stock units scheduled to vest in the nine-month period ended May 3, 2015. The grant-date fair value of the TSR performance restricted stock units granted during 2015 was $43.39.
The excess tax benefits on the exercise of stock options and vested restricted stock presented as cash flows from financing activities for the nine-month periods ended May 1, 2016, and May 3, 2015, were $7 and $5, respectively.

15.	Inventories

	May 1, 2016	August 2, 2015
Raw materials, containers and supplies	$370	$427
Finished products	459	568
	$829	$995

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
In 2016, we elected to change our method of accounting for the recognition of actuarial gains and losses for defined benefit pension and postretirement plans and the calculation of expected return on pension plan assets. Historically, actuarial gains and losses associated with benefit obligations were recognized in Accumulated other comprehensive loss in the Consolidated Balance Sheets and were amortized into earnings over the remaining service life of participants to the extent that the amounts were in excess of a corridor. Under the new policy, actuarial gains and losses will be recognized immediately in our Consolidated Statements of Earnings as of the measurement date, which is our fiscal year end, or more frequently if an interim remeasurement is required. In addition, we no longer use a market-related value of plan assets, which is an average value, to determine the expected return on assets but rather will use the fair value of plan assets. We believe the new policies will provide greater transparency to ongoing operating results and better reflect the impact of current market conditions on the obligations and assets. See Note 1 to the Consolidated Financial Statements for additional information.
On June 29, 2015, we completed the acquisition of the assets of Garden Fresh Gourmet for $232 million. Garden Fresh Gourmet is a provider of refrigerated salsa, hummus, dips and tortilla chips. See Note 3 to the Consolidated Financial Statements for additional information.
Summary of Results
This Summary of Results provides significant highlights from the discussion and analysis that follows.

•
Net sales decreased 2% in the current quarter to $1.87 billion, as lower volume, increased promotional spending and the adverse impact of currency translation were partially offset by the impact of the acquisition of Garden Fresh Gourmet and higher selling prices. The sales performance reflected declines in U.S. soup, V8 beverages and fresh carrots.

•
Gross profit, as a percent of sales, decreased to 35.3% from 35.9% in the year-ago quarter. The decrease was primarily due to increased losses on pension and postretirement benefit mark-to-market adjustments. Excluding the pension and postretirement benefit mark-to-market adjustments, gross profit increased as productivity improvements were partially offset by cost inflation, higher supply chain costs and other factors (including higher carrot costs).

•
Earnings per share were $.59 in the current quarter, compared to $.57 in the year-ago quarter. The current and prior-year quarter included expenses of $.06 per share and $.09 per share, respectively, from items impacting comparability as discussed below.

Net Earnings attributable to Campbell Soup Company
The following items impacted the comparability of earnings and earnings per share:

•
In 2016 and 2015, we recognized mark-to-market adjustments as certain U.S. plans were remeasured. In 2016, the plans were remeasured due to a high level of lump sum payments to certain vested plan participants arising primarily out of a limited-time offer to accept a single lump sum in lieu of future annuity payments. In the third quarter of 2016, we recognized mark-to-market losses of $54 million ($34 million after tax, or $.11 per share). Year-to-date in 2016, we recognized mark-to-market losses of $175 million ($110 million after tax, or $.35 per share). In 2015, the plans were remeasured due to the impact of a voluntary employee separation program. In the third quarter and year-to-date period of 2015, we recognized mark-to-market losses of $26 million ($16 million after tax, or $.05 per share).

•
In 2015, we implemented a new enterprise design and initiatives to reduce costs and to streamline our organizational structure. In the third quarter of 2016, we recorded a pre-tax restructuring charge of $2 million and implementation costs and other related costs of $13 million in Administrative expenses related to these initiatives (aggregate impact of $9 million after tax, or $.03 per share). In the second quarter of 2016, we also recorded a reduction to pre-tax restructuring charges of $3 million related to the 2014 initiative to improve supply chain efficiency in Australia. Year-to-date, we recorded pre-tax restructuring charges, implementation costs and other related costs associated with the 2015 and 2014 initiatives of $67 million ($42 million after tax, or $.14 per share). In the third quarter and year-to-date period of 2015, we recorded a pre-tax restructuring charge of $9 million and implementation costs of $9 million in Administrative expenses related to the 2015 initiatives (aggregate impact of $11 million after tax, or $.04 per share). See Note 7 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information.

•
In the third quarter of 2016, we recorded a gain of $25 million ($.08 per share) in Other expenses / (income) from a settlement of a claim related to the Kelsen acquisition. The claim was for a warranty breach and has no meaningful ongoing impact on Kelsen.

The items impacting comparability are summarized below:

	Three Months Ended
	May 1, 2016		May 3, 2015
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to Campbell Soup Company	$185	$.59	$179	$.57

Pension and postretirement benefit mark-to-market adjustments	$(34)	$(.11)	$(16)	$(.05)
Restructuring charges, implementation costs and other related costs	(9)	(.03)	(11)	(.04)
Claim settlement	25.08		—	—
Impact of items on Net earnings	$(18)	$(.06)	$(27)	$(.09)

	Nine Months Ended
	May 1, 2016		May 3, 2015
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to Campbell Soup Company	$644	$2.07	$649	$2.07

Pension and postretirement benefit mark-to-market adjustments	$(110)	$(.35)	$(16)	$(.05)
Restructuring charges, implementation costs and other related costs	(42)	(.14)	(11)	(.04)
Claim settlement	25.08		—	—
Impact of items on Net earnings	$(127)	$(.41)	$(27)	$(.09)
Net earnings attributable to Campbell Soup Company were $185 million ($.59 per share) in the current quarter, compared to $179 million ($.57 per share) in the year-ago quarter. After adjusting for items impacting comparability, earnings decreased primarily due to higher marketing and selling expenses, and administrative expenses, partially offset by a lower effective tax rate.
Net earnings attributable to Campbell Soup Company were $644 million ($2.07 per share) in the nine-month period ended May 1, 2016, compared to $649 million ($2.07 per share) in the year-ago period. After adjusting for items impacting comparability, earnings increased due to improved gross profit performance and lower marketing and selling expenses, partially offset by the negative impact of currency translation and a higher effective tax rate.

THIRD-QUARTER DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Three Months Ended
(Millions)	May 1, 2016	May 3, 2015	% Change
Americas Simple Meals and Beverages	$999	$1,030	(3)%
Global Biscuits and Snacks	608	623	(2)
Campbell Fresh	263	247	6
	$1,870	$1,900	(2)%
An analysis of percent change of net sales by reportable segment follows:

	Americas Simple Meals and Beverages	Global Biscuits and Snacks (2)	Campbell Fresh	Total
Volume and Mix	(2)%	—%	(2)%	(2)%
Price and Sales Allowances	1	1	—	1
Increased Promotional Spending(1)	(1)	(2)	(2)	(1)
Currency	(1)	(2)	—	(1)
Acquisitions	—	—	10	1
	(3)%	(2)%	6%	(2)%
__________________________________________

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

(2)	Sum of individual amounts does not add due to rounding.
In Americas Simple Meals and Beverages, sales decreased 3% due to declines in soup and V8 beverages, partially offset by gains in Prego pasta sauces and Plum products. U.S. soup sales decreased 5% primarily as a result of category declines, which were partly related to warmer weather, and the impact of our net price realization actions. Further details of U.S. soup include:

•	Sales of condensed soups declined 4%.

•	Sales of ready-to-serve soups declined 13%.

•	Broth sales increased 10%.
The sales decrease in ready-to-serve soups was also due to marketing execution issues on Chunky soups.
In Global Biscuits and Snacks, sales decreased 2% primarily due to the impact of currency translation. Excluding the negative impact of currency translation, sales decreased due to declines in Kelsen, partially offset by gains in Pepperidge Farm Goldfish crackers, and soup and beverages in Australia. Excluding the negative impact of currency translation, sales of Arnott’s biscuits were comparable with gains in Indonesia offset by declines in sweet biscuit varieties in Australia. In 2016, promotional spending was increased to remain competitive and due in part to timing of promotional activities.
In Campbell Fresh, sales increased 6% due to the acquisition of Garden Fresh Gourmet, which we acquired on June 29, 2015. Excluding the acquisition, sales declined reflecting a double-digit decrease in fresh carrots, partially offset by an 8% increase in refrigerated beverages and salad dressings. We were unable to meet demand for fresh carrots due to supply issues related to the adverse impact of weather conditions on crop yields. In 2016, promotional spending on refrigerated beverages was increased to remain competitive and to support new product launches.

Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased by $22 million in the current quarter. As a percent of sales, gross profit was 35.3% in the current quarter and 35.9% in the year-ago quarter. The 0.6% percentage-point overall decrease in gross margin percentage was due to the following factors:

Margin Impact
Cost inflation, supply chain costs and other factors(1)	(1.6)%
Pension and postretirement benefit mark-to-market adjustments	(1.0)
Higher level of promotional spending	(0.7)
Impact of acquisition	(0.3)
Mix	0.4
Higher selling prices	0.5
Productivity improvements	2.1
(0.6)%
__________________________________________

(1)
Includes a negative margin impact of 0.5 percentage points from higher carrot costs due to the adverse impact of weather conditions on crop yields and a positive margin impact of 0.2 percentage points from cost savings initiatives.

Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 12.2% in 2016 compared to 11.2% in 2015. Marketing and selling expenses increased 7% in 2016 from 2015. The increase was primarily due to higher advertising and consumer promotion expenses (approximately 5 percentage points); higher selling and marketing overhead expenses (approximately 4 percentage points); and losses on benefit plan mark-to-market adjustments (approximately 2 percentage points), partially offset by benefits from cost savings initiatives (approximately 3 percentage points) and the impact of currency translation (approximately 1 percentage point). The increase in advertising and consumer promotion expenses was primarily in Pepperidge Farm and V8 beverages.
Administrative Expenses
Administrative expenses as a percent of sales were 8.2% in 2016 compared to 7.5% in 2015. Administrative expenses increased 8% in 2016 from 2015. The increase was primarily due to higher incentive compensation and other benefit costs (approximately 6 percentage points); costs related to the implementation of the new organizational structure and cost savings initiatives (approximately 3 percentage points); losses on benefit plan mark-to-market adjustments (approximately 2 percentage points); inflation (approximately 2 percentage points); increased costs to support long-term innovation (approximately 1 percentage point); and the acquisition of Garden Fresh Gourmet (approximately 1 percentage point), partially offset by benefits from cost savings initiatives (approximately 8 percentage points).
Research and Development Expenses
Research and development expenses increased $1 million, or 3%, in 2016 from 2015. The increase was primarily due to losses on benefit plan mark-to-market adjustments (approximately 7 percentage points); increased costs to support long-term innovation (approximately 3 percentage points); higher incentive compensation and other benefit costs (approximately 3 percentage points); and inflation and other expense increases (approximately 3 percentage points), partially offset by benefits from cost savings initiatives (approximately 13 percentage points).
Other Expenses / (Income)
Other income in 2016 included a $25 million gain from a settlement of a claim related to the Kelsen acquisition.
Operating Earnings
Segment operating earnings decreased 3% in 2016 from 2015.

An analysis of operating earnings by segment follows:

	Three Months Ended
(Millions)	May 1, 2016	May 3, 2015	% Change
Americas Simple Meals and Beverages	$225	$223	1%
Global Biscuits and Snacks	86	93	(8)
Campbell Fresh	13	18	(28)
	324	334	(3)%
Corporate	(54)	(40)
Restructuring charges(1)	(2)	(9)
Earnings before interest and taxes	$268	$285
__________________________________________

(1)	See Note 7 to the Consolidated Financial Statements for additional information on restructuring charges.
Earnings from Americas Simple Meals and Beverages increased 1%. The increase was primarily due to a higher gross margin percentage, benefiting from productivity improvements, partially offset by lower volumes and higher marketing and selling expenses.
Earnings from Global Biscuits and Snacks decreased 8%. The decrease was primarily due to a higher incentive compensation costs and the negative impact of currency translation.
Earnings from Campbell Fresh decreased 28% to $13 million. The decrease was primarily due to higher carrot costs, partially offset by productivity improvements. Carrot costs were negatively impacted in the quarter by the adverse impact of weather conditions on crop yields.
In 2016, Corporate included $54 million of losses associated with benefit plan mark-to-market adjustments, costs of $13 million related to the implementation of our new organizational structure and cost savings initiatives and a $25 million gain from a settlement of a claim related to the Kelsen acquisition. In 2015, Corporate included $26 million of losses associated with benefit plan mark-to-market adjustments and costs of $9 million related to the implementation of our new organizational structure and cost savings initiatives. The remaining increase in expenses was primarily related to higher incentive compensation costs.
Interest Expense
Interest expense was $29 million in 2016 and in 2015, reflecting higher average interest rates on the debt portfolio offset by lower levels of debt.
Taxes on Earnings
The effective tax rate was 22.9% in 2016, compared to 30.4% in 2015. In 2016, we recognized a tax benefit of $20 million on $54 million of benefit plan mark-to-market losses and a $6 million tax benefit on $15 million of restructuring charges, implementation costs and other related costs. In 2016, the $25 million gain from a settlement of a claim related to the Kelsen acquisition was not subject to tax. In 2015, we recognized a tax benefit of $10 million on $26 million of benefit plan mark-to-market losses and a $7 million tax benefit on $18 million of restructuring charges and implementation costs. After adjusting for the items above, the remaining decrease in the effective tax rate was primarily due to lower taxes on foreign earnings, partially offset by the geographic mix of earnings.
NINE-MONTH DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Nine Months Ended
(Millions)	May 1, 2016	May 3, 2015	% Change
Americas Simple Meals and Beverages	$3,538	$3,641	(3)%
Global Biscuits and Snacks	1,942	2,014	(4)
Campbell Fresh	794	734	8
	$6,274	$6,389	(2)%

An analysis of percent change of net sales by reportable segment follows:

	Americas Simple Meals and Beverages (2)	Global Biscuits and Snacks	Campbell Fresh	Total
Volume and Mix	(3)%	—%	(1)%	(2)%
Price and Sales Allowances	2	1	—	1
Increased Promotional Spending(1)	—	—	(1)	—
Currency	(1)	(5)	—	(2)
Acquisitions	—	—	10	1
	(3)%	(4)%	8%	(2)%
__________________________________________

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

(2)	Sum of individual amounts does not add due to rounding.
In Americas Simple Meals and Beverages, sales decreased 3%. Sales decreased due to declines in soup and V8 beverages, partially offset gains in Prego pasta sauces, Plum products and Pace Mexican sauces. U.S. soup sales decreased 4% primarily as a result of the impact of our net price realization actions and category declines, which were partly related to warmer weather. Further details of U.S. soup include:

•	Sales of condensed soups increased 1%.

•	Sales of ready-to-serve soups declined 15%.

•	Broth sales were comparable to the prior year.
The sales decrease in ready-to-serve soups was also due to marketing execution issues on Chunky soups.
In Global Biscuits and Snacks, sales decreased 4% due to the impact of currency translation. Excluding the negative impact of currency translation, segment sales increased due to gains in Pepperidge Farm Goldfish crackers and fresh bakery products. Excluding the negative impact of currency translation, sales of Arnott’s biscuits were comparable to the prior year with gains in Australia offset by declines in Indonesia.
In Campbell Fresh, sales increased 8% due to the acquisition of Garden Fresh Gourmet, which was acquired on June 29, 2015. Excluding the acquisition, sales declined reflecting lower sales in fresh carrots and carrot ingredients, partially offset by gains in refrigerated beverages and salad dressings.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $14 million in 2016. As a percent of sales, gross profit was 35.6% in 2016 and 34.7% in 2015. The 0.9 percentage-point overall increase in gross margin percentage was due to the following factors:

Margin Impact
Productivity improvements	1.9%
Higher selling prices	0.8
Mix	0.2
Lower level of promotional spending	0.1
Cost inflation, supply chain costs and other factors(1)	(0.3)
Impact of acquisition	(0.3)
Pension and postretirement benefit mark-to-market adjustments	(1.5)
0.9%
__________________________________________

(1)	Includes a positive margin impact of 0.6 percentage points from cost savings initiatives.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 10.8% in 2016 compared to 10.9% in 2015. Marketing and selling expenses decreased 3% in 2016 from 2015. The decrease was primarily due to benefits from cost savings initiatives (approximately 5 percentage points) and the impact of currency translation (approximately 2 percentage points), partially offset by losses on benefit plan mark-to-market adjustments (approximately 3 percentage points) and higher selling expenses (approximately 1 percentage point).
Administrative Expenses
Administrative expenses as a percent of sales were 7.3% in 2016 compared to 6.4% in 2015. Administrative expenses increased 12% in 2016 from 2015. The increase was primarily due to costs related to the implementation of the new organizational structure and cost savings initiatives (approximately 6 percentage points); higher incentive compensation costs (approximately 6 percentage points); losses on benefit plan mark-to-market adjustments (approximately 5 percentage points) and inflation (approximately 2 percentage points), partially offset by benefits from cost savings initiatives (approximately 6 percentage points) and the impact of currency translation (approximately 2 percentage points).
Research and Development Expenses
Research and development expenses increased $3 million, or 4%, in 2016 from 2015. The increase was primarily due to losses on benefit plan mark-to-market adjustments (approximately 10 percentage points); increased costs to support long-term innovation (approximately 2 percentage points) and higher incentive compensation and other benefit costs (approximately 2 percentage points), partially offset by benefits from cost savings initiatives (approximately 11 percentage points).
Other Expenses / (Income)
Other income in 2016 included a $25 million gain from a settlement of a claim related to the Kelsen acquisition.
Operating Earnings
Segment operating earnings increased 14% in 2016 from 2015.
An analysis of operating earnings by segment follows:

	Nine Months Ended
(Millions)	May 1, 2016	May 3, 2015	% Change
Americas Simple Meals and Beverages	$878	$765	15%
Global Biscuits and Snacks	341	306	11
Campbell Fresh	52	40	30
	1,271	1,111	14%
Corporate	(242)	(91)
Restructuring charges(1)	(32)	(9)
Earnings before interest and taxes	$997	$1,011
__________________________________________

(1)	See Note 7 to the Consolidated Financial Statements for additional information on restructuring charges.
Earnings from Americas Simple Meals and Beverages increased 15%. The increase was primarily due to a higher gross margin percentage, benefiting from increased net price realization and productivity improvements, as well as lower marketing and selling expenses, partially offset by volume declines. Advertising and consumer promotion expenses were lower in 2016.
Earnings from Global Biscuits and Snacks increased 11%. The increase was primarily due to a higher gross margin percentage, benefiting from productivity improvements and increased net price realization, as well as volume gains, partly offset by the negative impact of currency translation.
Earnings from Campbell Fresh increased 30% from $40 million to $52 million. The increase was primarily due to a higher gross margin percentage and the impact of the acquisition of Garden Fresh Gourmet. The improvement in gross margin percentage reflected productivity improvements and the favorable mix impact from growth in refrigerated beverages, partially offset by higher carrot costs.
In 2016, Corporate included $175 million of losses associated with benefit plan mark-to-market adjustments, costs of $35 million related to the implementation of our new organizational structure and cost savings initiatives and a $25 million gain from a settlement of a claim related to the Kelsen acquisition. In 2015, Corporate included $26 million of losses associated with benefit plan mark-to-market adjustments and costs of $9 million related to the implementation of our new organizational structure and cost savings initiatives.
Interest Expense
Interest expense increased to $86 million in 2016 from $81 million in 2015, reflecting higher average interest rates on the debt portfolio.

Taxes on Earnings
The effective tax rate was 29.5% in 2016, compared to 30.4% in 2015. In 2016, we recognized a tax benefit of $65 million on $175 million of benefit plan mark-to-market losses and a $25 million tax benefit on $67 million of restructuring charges, implementation costs and other related costs. In 2016, the $25 million gain from a settlement of a claim related to the Kelsen acquisition was not subject to tax. In 2015, we recognized a tax benefit of $10 million on $26 million of benefit plan mark-to-market losses and a $7 million tax benefit on $18 million of restructuring charges and implementation costs. After adjusting for the items above, the remaining increase in the effective tax rate was primarily due to the geographic mix of earnings, and lapping the favorable resolution of an intercompany pricing agreement between the U.S. and Canada in the prior year, partially offset by lower taxes on foreign earnings.
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
As part of these initiatives, we commenced a voluntary employee separation program available to certain U.S.-based salaried employees nearing retirement who met age, length-of-service and business unit/function criteria. A total of 471 employees elected the program. The electing employees remained with us through at least July 31, 2015, with some remaining beyond July 31. We also implemented an initiative to reduce overhead across the organization by eliminating approximately 245 positions. In the three- and nine-month periods ended May 1, 2016, we recorded a restructuring charge of $2 million and $35 million, respectively, related to these initiatives. In 2015, we recorded a restructuring charge of $102 million related to these initiatives. Of the amounts recorded in 2015, $9 million was recorded in the nine-month period ended May 3, 2015.
In the three- and nine-month periods ended May 1, 2016, we also incurred charges of $13 million and $35 million, respectively, recorded in Administrative expenses related to the implementation of the new organizational structure and cost savings initiatives. In 2015, we incurred charges of $22 million recorded in Administrative expenses related to these initiatives. Of the amounts recorded in 2015, $9 million was recorded in the nine-month period ended May 3, 2015.
In the three- and nine-month periods ended May 1, 2016, the aggregate after-tax impact of restructuring charges, implementation costs and other related costs recorded was $9 million, or $.03 per share, and $44 million, or $.14 per share, respectively. In the three- and nine-month periods ended May 3, 2015, the aggregate after-tax impact of restructuring charges and implementation costs was $11 million, or $.04 per share. The aggregate after-tax impact of restructuring charges and implementation and other costs recorded in 2015 was $78 million, or $.25 per share. A summary of the pre-tax costs associated with the 2015 initiatives is as follows:

(Millions)	Recognized as of May 1, 2016
Severance pay and benefits	$128
Implementation costs and other related costs	66
Total	$194
The total estimated pre-tax costs for the 2015 initiatives are approximately $250 million to $325 million. We expect the costs to consist of approximately $150 million to $165 million in severance pay and benefits, and approximately $100 million to $160 million in implementation costs and other related costs. We expect the total pre-tax costs related to the 2015 initiatives will be associated with segments as follows: Americas Simple Meals and Beverages - approximately 31%; Global Biscuits and Snacks - approximately 35%; Campbell Fresh - approximately 3%; and Corporate - approximately 31%.
We expect substantially all costs to be cash expenditures, except for $7 million of postretirement and pension curtailment costs incurred in 2015. We expect to incur the costs through 2018, and fund the costs through cash and short-term borrowings.
We expect the 2015 initiatives to generate pre-tax savings of approximately $205 million to $225 million in 2016, and once fully implemented, annual ongoing savings of approximately $300 million beginning in 2018. In the nine-month period ended May 1, 2016, pre-tax savings were $110 million. In 2015, annual pre-tax savings were $85 million.

Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

	May 1, 2016
(Millions)	Three Months Ended	Nine Months Ended	Costs Incurred to Date
Americas Simple Meals and Beverages	$1	$17	$71
Global Biscuits and Snacks	3	23	67
Campbell Fresh	—	—	1
Corporate	11	30	55
Total	$15	$70	$194
2014 Initiatives
In the nine-month period ended May 1, 2016, we recorded a reduction to restructuring charges of $3 million ($2 million after tax, or $.01 per share) related to the fiscal 2014 initiative to improve supply chain efficiency in Australia. As of January 31, 2016, we incurred substantially all of the costs related to the 2014 initiatives.
A summary of the pre-tax costs associated with the 2014 initiatives is as follows:

(Millions)	Total Program(1)	Change in Estimate	Recognized as of May 1, 2016
Severance pay and benefits	$41	$(3)	$38
Asset impairment	12	—	12
Other exit costs	1	—	1
Total	$54	$(3)	$51
______________________________________

(1)	Recognized as of August 2, 2015.
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
We generated cash from operations of $1.183 billion in 2016, compared to $971 million in 2015. The increase in 2016 was primarily due to higher cash earnings and lower working capital requirements, primarily inventories.
Capital expenditures were $225 million in 2016, compared to $242 million in 2015. Capital expenditures are expected to total approximately $350 million in 2016. Capital expenditures in 2016 included projects to expand: beverage and salad dressing capacity at Bolthouse Farms (approximately $22 million); biscuit capacity in Indonesia (approximately $10 million); warehouse capacity in North America (approximately $10 million); cracker capacity at Pepperidge Farm (approximately $7 million); and capacity in Malaysia (approximately $5 million); as well as the continued enhancement of our corporate headquarters (approximately $12 million) and the ongoing initiative to simplify the soup-making process in North America (also known as the soup common platform initiative) (approximately $3 million).
Dividend payments were $294 million in 2016 and $297 million in 2015. We repurchased approximately 2 million shares at a cost of $118 million in 2016, and approximately 4 million shares at a cost of $192 million in 2015. See Note 13 to the Consolidated Financial Statements and “Unregistered Sales of Equity Securities and Use of Proceeds” for more information.
At May 1, 2016, we had $1.134 billion of short-term borrowings due within one year, of which $1.122 billion was comprised of commercial paper borrowings. As of May 1, 2016, we issued $47 million of standby letters of credit. We have a committed revolving credit facility totaling $2.2 billion that matures in December 2018. This facility remained unused at May 1, 2016, except for $3 million of standby letters of credit that we issued under it. This revolving credit facility supports our commercial paper programs and other general corporate purposes. We may also increase the commitment under the credit facility up to an additional $500 million, upon the agreement of either existing lenders or of additional banks not currently parties to the existing credit agreements.
In September 2014, we filed a shelf registration statement with the Securities and Exchange Commission that registered an indeterminate amount of debt securities. Under the registration statement, we may issue debt securities from time to time, depending on market conditions.

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

•	the practices and increased significance of certain of our key customers;

•	the impact of new or changing inventory management practices by our customers;

•	the impact of fluctuations in the supply of and inflation in energy, raw and packaging materials cost;

•	the impact of completing and integrating acquisitions, divestitures and other business portfolio changes;

•	the uncertainties of litigation and regulatory actions against us;

•	the impact of changes in currency exchange rates, tax rates, interest rates, debt and equity markets, inflation rates, economic conditions, law, regulation and other external factors; and

•	the impact of unforeseen business disruptions in one or more of our markets due to political instability, civil disobedience, terrorism, armed hostilities, natural disasters or other calamities.
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
Item 4. Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of May 1, 2016 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

b.	Changes in Internal Controls
There were no changes in our internal control over financial reporting that materially affected, or were likely to materially affect, such control over financial reporting during the quarter ended May 1, 2016.

PART II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities	Total Number of Shares Purchased (1)		Average Price Paid Per Share (2)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions) (3)
Period
2/1/16 - 2/29/16	—		—		—	$500
3/1/16 - 3/30/16	379,491	(4)	$63.22	(4)	268,991	$483
4/1/16 - 5/1/16	130,065	(5)	$64.74	(5)	123,565	$475
Total	509,556		$63.61		392,556	$475
____________________________________

(1)	Includes 117,000 shares repurchased in open-market transactions to offset the dilutive impact to existing shareholders of issuances under stock compensation plans.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)
During the third quarter of 2016, we had a publicly announced strategic share repurchase program. Under this program, which was announced on June 23, 2011, our Board of Directors authorized the purchase of up to $1 billion of our stock. The program has no expiration date. We also expect to continue our longstanding practice, under a separate 2016 authorization, of purchasing shares sufficient to offset shares issued under our incentive compensation plans.

(4)	Includes 110,500 shares repurchased in open-market transactions at an average price of $63.34 to offset the dilutive impact to existing shareholders of issuances under stock compensation plans.

(5)	Includes 6,500 shares repurchased in open-market transactions at an average price of $64.72 to offset the dilutive impact to existing shareholders of issuances under stock compensation plans.

Item 6. Exhibits

3	Campbell's By-Laws, effective April 1, 2016, were filed with the SEC on a Form 8-K (SEC file number 1-3822) on March 24, 2016, and are incorporated herein by reference.

31(a)	Certification of Denise M. Morrison pursuant to Rule 13a-14(a).

31(b)	Certification of Anthony P. DiSilvestro pursuant to Rule 13a-14(a).

32(a)	Certification of Denise M. Morrison pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of Anthony P. DiSilvestro pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: June 7, 2016

CAMPBELL SOUP COMPANY

By: /s/ Anthony P. DiSilvestro
Anthony P. DiSilvestro
Senior Vice President and Chief Financial Officer

By: /s/ William J. O'Shea
William J. O'Shea
Vice President and Controller

INDEX TO EXHIBITS

3	Campbell's By-Laws, effective April 1, 2016, were filed with the SEC on a Form 8-K (SEC file number 1-3822) on March 24, 2016, and are incorporated herein by reference.

31(a)	Certification of Denise M. Morrison pursuant to Rule 13a-14(a).

31(b)	Certification of Anthony P. DiSilvestro pursuant to Rule 13a-14(a).

32(a)	Certification of Denise M. Morrison pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of Anthony P. DiSilvestro pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document