Form 10-K
period 2016-07-31
CAMPBELL SOUP CO
filed 2016-09-22
CIK 16732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
_________________________________________________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File Number
July 31, 2016	1-3822
CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.
1 Campbell Place
Camden, New Jersey 08103-1799
Principal Executive Offices

Telephone Number: (856) 342-4800
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Capital Stock, par value $.0375	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of January 29, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of capital stock held by non-affiliates of the registrant was approximately $10,943,238,771. There were 307,875,045 shares of capital stock outstanding as of September 14, 2016.
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on November 16, 2016, are incorporated by reference into Part III.

PART I
This Form 10-K contains "forward-looking" statements that reflect current expectations regarding future results of operations, economic performance, financial condition and achievements.  Statements that are not current or historical facts, including statements about beliefs and expectations, and containing words such as "anticipate," "believe," "estimate," "expect," "will," or similar words are forward-looking statements.  These statements reflect current plans and expectations and are based on information currently available. They rely on a number of assumptions regarding future events and estimates which could be inaccurate and which are inherently subject to risks and uncertainties. Risks and uncertainties include, but are not limited to, those discussed in "Risk Factors" and in the "Cautionary Factors That May Affect Future Results" in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.  Our consolidated financial statements and the accompanying notes to the consolidated financial statements are presented in "Financial Statements and Supplementary Data."

Item 1. Business
The Company
Unless otherwise stated, the terms "we," "us," "our" and the "company" refer to Campbell Soup Company and its consolidated subsidiaries.
We are a manufacturer and marketer of high-quality, branded food and beverage products. We organized as a business corporation under the laws of New Jersey on November 23, 1922; however, through predecessor organizations, we trace our heritage in the food business back to 1869. Our principal executive offices are in Camden, New Jersey 08103-1799.
Background
Our long-term goal is to build shareholder value by driving sustainable, profitable net sales growth. Guided by our purpose - Real food that matters for life’s moments, we are pursuing a dual strategy of strengthening our core businesses while expanding into faster-growing spaces. We have made a number of enterprise design and portfolio changes over the past several years in support of this strategy, including the following:

•
In 2016, we implemented a new enterprise design focused mainly on product categories. Under the new structure, our divisions are organized in the following segments: Americas Simple Meals and Beverages; Global Biscuits and Snacks; and Campbell Fresh;

•
In support of the new structure, we designed and implemented a new Integrated Global Services (IGS) organization to deliver shared services and cost savings across the company. IGS became effective at the beginning of 2016. We are also pursuing other initiatives to reduce costs and increase effectiveness, such as adopting zero-based budgeting over time. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for additional information on these initiatives; and

•
In 2013, we acquired Bolthouse Farms and Plum. In 2014, we acquired Kelsen and divested our European simple meals business. In 2015, we completed the acquisition of the assets of Garden Fresh Gourmet. See Note 3 to the Consolidated Financial Statements for additional information on our recent acquisitions, and Note 4 to the Consolidated Financial Statements for additional information on our divestiture of the European simple meals business.

For additional information on our dual strategy of strengthening our core businesses while expanding into faster-growing spaces, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
Reportable Segments
We manage our businesses in three segments focused mainly on product categories. The segments are:

•
The Americas Simple Meals and Beverages segment includes the retail and food service businesses in the U.S., Canada and Latin America. The segment includes the following products: Campbell’s condensed and ready-to-serve soups; Swanson broth and stocks; Prego pasta sauces; Pace Mexican sauces; Campbell’s gravies, pasta, beans and dinner sauces; Swanson canned poultry; Plum food and snacks; V8 juices and beverages; and Campbell’s tomato juice;

•
The Global Biscuits and Snacks segment includes Pepperidge Farm cookies, crackers, bakery and frozen products in U.S. retail, Arnott’s biscuits in Australia and Asia Pacific, and Kelsen cookies globally. The segment also includes the simple meals and shelf-stable beverages business in Australia and Asia Pacific; and

•
The Campbell Fresh segment includes Bolthouse Farms fresh carrots, carrot ingredients, refrigerated beverages and refrigerated salad dressings, Garden Fresh Gourmet salsa, hummus, dips and tortilla chips, and the U.S. refrigerated soup business.

See also Note 7 to the Consolidated Financial Statements for additional information regarding our reportable segments.

Ingredients and Packaging
The ingredients and packaging materials required for the manufacture of our food products are purchased from various suppliers. These items are subject to fluctuations in price attributable to a number of factors, including changes in crop size, cattle cycles, disease and/or pests, product scarcity, demand for raw materials, commodity market speculation, energy costs, currency fluctuations, government-sponsored agricultural programs, import and export requirements, drought, water scarcity, temperature extremes, scarcity of suitable agricultural land, scarcity of organic ingredients and other factors that may be beyond our control (including natural disasters) during the growing and harvesting seasons. To help reduce some of this price volatility, we use a combination of purchase orders, short- and long-term contracts, inventory management practices and various commodity risk management tools for most of our ingredients and packaging. Ingredient inventories are at a peak during the late fall and decline during the winter and spring. Since many ingredients of suitable quality are available in sufficient quantities only during certain seasons, we make commitments for the purchase of such ingredients in their respective seasons. At this time, we do not anticipate any material restrictions on the availability of ingredients or packaging that would have a significant impact on our businesses. For information on the impact of inflation, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Customers
In most of our markets, sales and merchandising activities are conducted through our own sales force and/or third-party brokers and distribution partners. In the U.S., Canada and Latin America, our products are generally resold to consumers through retail food chains, mass discounters, mass merchandisers, club stores, convenience stores, drug stores, dollar stores and other retail, commercial and non-commercial establishments. Pepperidge Farm also has a direct-store-delivery distribution model that uses independent contractor distributors. In the Asia Pacific region, our products are generally resold to consumers through retail food chains, convenience stores and other retail, commercial and non-commercial establishments. We make shipments promptly after acceptance of orders.
Our five largest customers accounted for approximately 40% of our consolidated net sales in 2016, 38% in 2015 and 35% in 2014. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 20% of our consolidated net sales in 2016 and 2015, and 19% in 2014. All of our reportable segments sold products to Wal-Mart Stores, Inc. or its affiliates. No other customer accounted for 10% or more of our consolidated net sales.
Trademarks and Technology
As of September 14, 2016, we owned over 3,650 trademark registrations and applications in over 160 countries. We believe our trademarks are of material importance to our business. Although the laws vary by jurisdiction, trademarks generally are valid as long as they are in use and/or their registrations are properly maintained and have not been found to have become generic. Trademark registrations generally can be renewed indefinitely as long as the trademarks are in use. We believe that our principal brands, including Arnott's, Bolthouse Farms, Campbell's, Garden Fresh Gourmet, Goldfish, Kjeldsens, Pace, Pepperidge Farm, Plum, Prego, Swanson, and V8, are protected by trademark law in the major markets where they are used.
Although we own a number of valuable patents, we do not regard any segment of our business as being dependent upon any single patent or group of related patents. In addition, we own copyrights, both registered and unregistered, proprietary trade secrets, technology, know-how, processes and other intellectual property rights that are not registered.
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
Working Capital
For information relating to our cash flows from operations and working capital items, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Capital Expenditures
During 2016, our aggregate capital expenditures were $341 million. We expect to spend approximately $350 million for capital projects in 2017. Major capital projects based on planned spend in 2017 include an ongoing Australian multi-pack biscuit capacity expansion project and Pepperidge Farm refrigeration system replacement projects.
Research and Development
During the last three fiscal years, our expenditures on research and development activities relating to new products and the improvement and maintenance of existing products were $124 million in 2016, $117 million in 2015, and $122 million in 2014.

The increase from 2015 to 2016 was primarily due to increased losses on pension and postretirement benefit mark-to-market adjustments and increased costs to support long-term innovation, partially offset by benefits from cost savings initiatives. The decrease from 2014 to 2015 was primarily due to benefits from cost savings initiatives, partially offset by increased losses on pension and postretirement benefit mark-to-market adjustments.
Regulation
The manufacture and sale of consumer food products is highly regulated. In the U.S., our activities are subject to regulation by various federal government agencies, including the Food and Drug Administration, U.S. Department of Agriculture, Federal Trade Commission, Department of Labor, Department of Commerce and Environmental Protection Agency, as well as various state and local agencies. Our business is also regulated by similar agencies outside of the U.S.
Environmental Matters
We have requirements for the operation and design of our facilities that meet or exceed applicable environmental rules and regulations. Of our $341 million in capital expenditures made during 2016, approximately $7 million was for compliance with environmental laws and regulations in the U.S. We further estimate that approximately $18 million of the capital expenditures anticipated during 2017 will be for compliance with U.S. environmental laws and regulations. We believe that continued compliance with existing environmental laws and regulations (both within the U.S. and elsewhere) will not have a material effect on capital expenditures, earnings or our competitive position. In addition, we continue to monitor existing and pending environmental laws and regulations within the U.S. and elsewhere relating to climate change and greenhouse gas emissions. While the impact of these laws and regulations cannot be predicted with certainty, we do not believe that compliance with these laws and regulations will have a material effect on capital expenditures, earnings or our competitive position.
Seasonality
Demand for soup products is seasonal, with the fall and winter months usually accounting for the highest sales volume. Sales of Kelsen products are also highest in the fall and winter months due primarily to holiday gift giving, including the Chinese New Year. Demand for our other products is generally evenly distributed throughout the year.
Employees
On July 31, 2016, we had approximately 16,500 employees.
Financial Information
Financial information for our reportable segments and geographic areas is found in Note 7 to the Consolidated Financial Statements. For risks attendant to our foreign operations, see “Risk Factors.”
Websites
Our primary corporate website can be found at www.campbellsoupcompany.com. We make available free of charge at this website (under the “Investor Center — Financial Information — SEC Filings” caption) all of our reports (including amendments) filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, including our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. These reports are made available on the website as soon as reasonably practicable after their filing with, or furnishing to, the Securities and Exchange Commission.
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
Operational Risk Factors
We operate in a highly competitive industry
We operate in the highly competitive food and beverage industry and experience global competition in all of our principal products. The principal areas of competition are brand recognition, taste, quality, price, advertising, promotion, convenience and service. A number of our primary competitors are larger than us and have substantial financial, marketing and other resources. In addition, reduced barriers to entry and easier access to funding may create new competition. A strong competitive response from one or more of these competitors to our marketplace efforts, or a consumer shift towards private label offerings, could result in us reducing pricing, increasing marketing or other expenditures, and/or losing market share.

Our results are dependent on strengthening our core businesses while diversifying into faster-growing spaces
Our strategy is focused on strengthening our core businesses while diversifying our portfolio into faster-growing spaces. Our core businesses are concentrated in slower-growing center-store categories in traditional retail grocery channels. Factors that may impact our success include:
•our ability to identify and capture market share in faster-growing spaces;

•	our ability to identify and capitalize on customer or consumer trends, including those related to fresh or organic products;
•our ability to design and implement effective retail execution plans;
•our ability to design and implement effective advertising and marketing programs, including digital programs;
•our ability to secure or maintain sufficient shelf space at retailers; and
•changes in underlying growth rates of the categories in which we compete.
If we are not successful in addressing these factors, our strategy may not be successful and/or our business or financial results may be adversely impacted.
We may be adversely impacted by a changing customer landscape and the increased significance of some of our customers
Our businesses are largely concentrated in the traditional retail grocery trade. Alternative retail channels, such as dollar stores, drug stores, club stores and Internet-based retailers, have increased their market share. This trend towards alternative channels is expected to continue in the future. If we are not successful in expanding sales in alternative retail channels, our business or financial results may be adversely impacted. In addition, consolidations in the traditional retail grocery trade have produced large, sophisticated customers with increased buying power and negotiating strength who may seek lower prices, increased promotional programs funded by their suppliers or more favorable terms. These customers may use more of their shelf space for their private label products. If we are unable to use our scale, marketing expertise, product innovation and category leadership positions to respond to these customer dynamics, our business or financial results could be adversely impacted.
In 2016, our five largest customers accounted for approximately 40% of our consolidated net sales, with the largest customer, Wal-Mart Stores, Inc. and its affiliates, accounting for approximately 20% of our consolidated net sales. There can be no assurance that our largest customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past. Disruption of sales to any of these customers, or to any of our other large customers, for an extended period of time could adversely affect our business or financial results.
We may not realize the anticipated benefits from our cost reduction, organizational design or other initiatives
In the beginning of 2016, we implemented a new enterprise design focused mainly on product categories. We are also pursuing related initiatives to reduce costs and increase effectiveness, such as adopting zero-based budgeting over time. These initiatives will require a substantial amount of management and operational resources. Our management team must successfully execute the administrative and operational changes necessary to achieve the anticipated benefits of the initiatives. These and related demands on our resources may divert the organization's attention from other business issues, have adverse effects on existing business relationships with suppliers and customers and impact employee morale. From time-to-time, we may also implement other supply chain, information technology or related initiatives. Our success is partly dependent upon properly executing, and realizing cost savings or other benefits from, these initiatives, which are often complex. Any failure to implement our initiatives could adversely affect our business or financial results.
Our results may be adversely affected by the failure to execute acquisitions and divestitures successfully
We expect to seek acquisitions and investment opportunities. Our ability to meet our objectives with respect to the acquisition of new businesses or the divestiture of existing businesses may depend in part on our ability to identify suitable buyers and sellers, negotiate favorable financial terms and other contractual terms and obtain all necessary regulatory approvals. Potential risks of acquisitions also include:
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
Disruption to our supply chain could adversely affect our business
Our ability to manufacture and/or sell our products may be impaired by damage or disruption to our manufacturing or distribution capabilities, or to the capabilities of our suppliers or contract manufacturers, due to factors that are hard to predict or beyond our control, such as product or raw material scarcity, adverse weather conditions, natural disasters, fire, terrorism, pandemics, strikes or other events. Production of the agricultural commodities used in our business may also be adversely affected by drought, water scarcity, temperature extremes, scarcity of suitable agricultural land, scarcity of organic ingredients, crop size, cattle cycles, crop disease and/or crop pests. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, may adversely affect our business or financial results, particularly in circumstances when a product is sourced from a single supplier or location. Disputes with significant suppliers or contract manufacturers, including disputes regarding pricing or performance, may also adversely affect our ability to manufacture and/or sell our products, as well as our business or financial results.
Our non-U.S. operations pose additional risks to our business
In 2016, approximately 19% of our consolidated net sales were generated outside of the U.S. Our strategy depends in part on expanding our operations in developing markets. Sales outside the U.S. are expected to continue to represent a significant portion of consolidated net sales. Our business or financial performance may be adversely affected due to the risks of doing business in markets outside of the U.S., including but not limited to the following:
•unfavorable changes in tariffs, quotas, trade barriers or other export and import restrictions;

•	the difficulty and/or costs of complying with a wide variety of laws, treaties and regulations, including anti-corruption laws and regulations such as the U.S. Foreign Corrupt Practices Act;

•	the difficulty and/or costs of designing and implementing an effective control environment across diverse regions and employee bases;

•	the adverse impact of foreign tax treaties and policies;

•	political or economic instability, including the possibility of civil unrest, public corruption, armed hostilities or terrorist acts;

•	the possible nationalization of operations;

•	the difficulty of enforcing remedies and protecting intellectual property in various jurisdictions; and

•	restrictions on the transfer of funds to and from countries outside of the U.S., including potentially adverse tax consequences.
In addition, we hold assets and incur liabilities, generate revenue, and pay expenses in a variety of currencies other than the U.S. dollar, primarily the Australian dollar and the Canadian dollar. Our consolidated financial statements are presented in U.S. dollars, and we must translate our assets, liabilities, sales and expenses into U.S. dollars for external reporting purposes. As a result, changes in the value of the U.S. dollar due to fluctuations in currency exchange rates or currency exchange controls may materially and adversely affect the value of these items in our consolidated financial statements, even if their value has not changed in their local currency.
Our results may be adversely impacted by increases in the price of raw and packaging materials
The raw and packaging materials used in our business include tomato paste, grains, beef, poultry, vegetables, steel, glass, paper and resin. Many of these materials are subject to price fluctuations from a number of factors, including crop size, cattle cycles, disease and/or pests, product scarcity, demand for raw materials, commodity market speculation, energy costs, currency fluctuations, government-sponsored agricultural programs, import and export requirements, drought, water scarcity, temperature extremes, scarcity of suitable agricultural land, scarcity of organic ingredients and other factors that may be beyond our control (including natural disasters). To the extent any of these factors result in an increase in raw and packaging material prices, we may not be able to offset such increases through productivity or price increases or through our commodity hedging activity.
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

If our food products become adulterated or are mislabeled, we might need to recall those items, and we may experience product liability claims and damage to our reputation
We may need to recall some of our products if they become adulterated or if they are mislabeled, and we may also be liable if the consumption of any of our products causes injury to consumers. A widespread product recall could result in significant losses due to the costs of a recall, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. We could also suffer losses from a significant adverse product liability judgment. A significant product recall or product liability claim could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in the safety and/or quality of our products, ingredients or packaging. In addition, if another company recalls or experiences negative publicity related to a product in a category in which we compete, consumers might reduce their overall consumption of products in this category.
Our results may be adversely impacted if consumers do not maintain their favorable perception of our brands
We have a number of iconic brands with significant value. Maintaining and continually enhancing the value of these brands is critical to the success of our business. Brand value is based in large part on consumer perceptions. Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products. Brand value could diminish significantly due to a number of factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our products, packaging and/or ingredients (whether or not valid), our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, or the products becoming unavailable to consumers. The growing use of social and digital media by consumers increases the speed and extent that information and opinions can be shared. Negative posts or comments about us, our brands, products or packaging on social or digital media could seriously damage our brands and reputation. If we do not maintain the favorable perception of our brands, our results could be adversely impacted.
We may be adversely impacted by inadequacies in, or security breaches of, our information technology systems
Our information technology systems are critically important to our operations. We rely on our information technology systems (some of which are outsourced to third parties) to manage the data, communications and business processes for all of our functions, including our marketing, sales, manufacturing, logistics, customer service, accounting and administrative functions. If we do not allocate and effectively manage the resources necessary to build, sustain and protect an appropriate technology infrastructure, our business or financial results could be adversely impacted. Furthermore, our information technology systems may be vulnerable to material security breaches (including the access to or acquisition of customer, consumer or other confidential data), cyber-based attacks or other material system failures. If we are unable to prevent or adequately respond to and resolve these events, our operations may be impacted, and we may suffer other adverse consequences such as reputational damage, litigation, remediation costs and/or penalties under various data privacy laws and regulations. Although unauthorized users have attempted and continue to attempt to infiltrate our information technology systems, we have not detected a material security breach and all immaterial security breaches we have detected have been successfully remediated.
An impairment of the carrying value of goodwill or other indefinite-lived intangible assets could adversely affect our financial results and net worth
As of July 31, 2016, we had goodwill of $2.263 billion and other indefinite-lived intangible assets of $927 million. Goodwill and indefinite-lived intangible assets are initially recorded at fair value and not amortized, but are tested for impairment at least annually or more frequently if impairment indicators arise. We test goodwill at the reporting unit level by comparing the carrying value of the net assets of the reporting unit, including goodwill, to the unit's fair value. Similarly, we test indefinite-lived intangible assets by comparing the fair value of the assets to their carrying values. Fair value for both goodwill and other indefinite-lived intangible assets is determined based on a discounted cash flow analysis. If the carrying values of goodwill or indefinite-lived intangible assets exceed their fair value, the goodwill or indefinite-lived intangible assets are considered impaired and reduced to fair value. Factors that could result in an impairment include a change in revenue growth rates, operating margins, weighted average cost of capital, future economic and market conditions or assumed royalty rates.
In the fourth quarter of 2016, as part of our annual review of goodwill and indefinite-lived intangible assets, we recognized a non-cash impairment charge of $141 million ($127 million after tax or $.41 per share) on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit, which is part of the Campbell Fresh segment. See Note 6 to the Consolidated Financial Statements for additional information.
We may be required in the future to record additional impairment of the carrying value of goodwill or other indefinite-lived intangible assets, which could adversely affect our financial results and net worth.
Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products and brands
We consider our intellectual property rights, particularly our trademarks, to be a significant and valuable aspect of our business. We protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret protection, contractual agreements and policing of third-party misuses of our intellectual property. Our failure to obtain or adequately protect our intellectual property or any change in law that lessens or removes the current legal protections of our intellectual property may diminish our competitiveness and adversely affect our business and financial results.
Competing intellectual property claims that impact our brands or products may arise unexpectedly. Any litigation or disputes regarding intellectual property may be costly and time-consuming and may divert the attention of our management and key personnel from our business operations. We also may be subject to significant damages or injunctions against development, launch and sale of certain products. Any of these occurrences may harm our business and financial results.
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
We may not be able to attract and retain the highly skilled people we need to support our business
We depend on the skills and continued service of key personnel, including our experienced management team. In addition, our ability to achieve our strategic and operating goals depends on our ability to identify, hire, train and retain qualified individuals. We compete with other companies both within and outside of our industry for talented personnel, and we may lose key personnel or fail to attract, train and retain other talented personnel. Any such loss or failure may adversely affect our business or financial results. In addition, activities related to identifying, recruiting, hiring and integrating qualified individuals may require significant time and expense. We may not be able to locate suitable replacements for any key employees who leave, or offer employment to potential replacements on reasonable terms, each of which may adversely affect our business and financial results.
Market Conditions and Other General Risk Factors
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

•	unfavorably impact the cost or availability of raw or packaging materials, especially if such events have an adverse impact on agricultural productivity or on the supply of water;

•	disrupt our ability, or the ability of our suppliers or contract manufacturers, to manufacture or distribute our products;

•	disrupt the retail operations of our customers; or

•	unfavorably impact the demand for, or the consumer's ability to purchase, our products.
In addition, there is growing concern that the release of carbon dioxide and other greenhouse gases into the atmosphere may be impacting global temperatures and weather patterns and contributing to extreme or unusual weather conditions. This growing concern may result in more regional, federal, and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases. Adoption of such additional regulation may result in increased compliance costs, capital expenditures and other financial obligations that could adversely affect our business or financial results.
Legal and Regulatory Risk Factors
We may be adversely impacted by legal and regulatory proceedings or claims
We are party to a variety of legal and regulatory proceedings and claims arising out of the normal course of business. Since these actions are inherently uncertain, there is no guarantee that we will be successful in defending ourselves against such proceedings or claims, or that our assessment of the materiality or immateriality of these matters, including any reserves taken in connection with such matters, will be consistent with the ultimate outcome of such proceedings or claims. The marketing of food products has come under increased regulatory scrutiny in recent years, and the food industry has been subject to an increasing number of proceedings and claims relating to alleged false or deceptive marketing under federal, state and foreign laws or regulations. In addition, the independent contractor distribution model, which is used by Pepperidge Farm, has come under increased legal and regulatory scrutiny in recent years. We have a few putative state law class action lawsuits challenging the independent contractor classification of a small percentage of the total Pepperidge Farm distribution network. We are contesting class certification and the merits in each lawsuit and plan to defend against these claims vigorously. In the event we are unable to successfully defend ourselves against these proceedings or claims, or if our assessment of the materiality of these proceedings or claims proves inaccurate, our business or financial results may be adversely affected. In addition, our reputation could be damaged by allegations made in proceedings or claims (even if untrue).
Increased regulation or changes in law could adversely affect our business or financial results
The manufacture and marketing of food products is extensively regulated. Various laws and regulations govern the processing, packaging, storage, distribution, marketing, advertising, labeling, quality and safety of our food products, as well as the health and safety of our employees and the protection of the environment. In the U.S., we are subject to regulation by various government agencies, including the Food and Drug Administration, the U.S. Department of Agriculture, the Federal Trade Commission, the Occupational Safety and Health Administration and the Environmental Protection Agency, as well as various state and local agencies. We are also regulated by similar agencies outside the U.S. Changes in legal or regulatory requirements (such as new food safety requirements and revised nutrition facts labeling and serving size regulations), or evolving interpretations of existing legal or regulatory requirements, may result in increased compliance cost, capital expenditures and other financial obligations that could adversely affect our business or financial results.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are company-owned and located in Camden, New Jersey. The following table sets forth our principal manufacturing facilities and the business segment that primarily uses each of the facilities:
Principal Manufacturing Facilities

Inside the U.S.
California	Michigan	Texas
Bakersfield (CF)	Ferndale (CF)	Paris (ASMB)
Dixon (ASMB)	Grand Rapids (CF)	Utah
Stockton (ASMB)	New Jersey	Richmond (GBS)
Connecticut	East Brunswick (GBS)	Washington
Bloomfield (GBS)	North Carolina	Everett (CF)
Florida	Maxton (ASMB)	Prosser (CF)
Lakeland (GBS)	Ohio	Wisconsin
Illinois	Napoleon (ASMB)	Milwaukee (ASMB)
Downers Grove (GBS)	Willard (GBS)
Pennsylvania
Denver (GBS)
Downingtown (GBS)

Outside the U.S.
Australia	Canada	Indonesia
Huntingwood (GBS)	Toronto (ASMB)	Jawa Barat (GBS)
Marleston (GBS)	Denmark	Malaysia
Shepparton (GBS)	Nørre Snede (GBS)	Selangor Darul Ehsan (GBS)
Virginia (GBS)	Ribe (GBS)
____________________________________
ASMB - Americas Simple Meals and Beverages
GBS - Global Biscuits and Snacks
CF - Campbell Fresh
Each of the foregoing manufacturing facilities is company-owned, except the Selangor Darul Ehsan, Malaysia, and the East Brunswick, New Jersey, facilities, which are leased. We also maintain business unit offices in Norwalk, Connecticut; Santa Monica, California; Emeryville, California; Toronto, Canada; Nørre Snede, Denmark; and North Strathfield, Australia.

We believe that our manufacturing and processing plants are well maintained and, together with facilities operated by our contract manufacturers, are generally adequate to support the current operations of the businesses.
Item 3. Legal Proceedings
None.
Item 4. Mine Safety Disclosures
Not applicable.
Executive Officers of the Company
The following is a list of our executive officers as of September 14, 2016:

Name	Present Title & Business Experience	Age	Year First Appointed Executive Officer
Mark R. Alexander	Senior Vice President. We have employed Mr. Alexander in an executive or managerial capacity for at least five years.	52	2009
Carlos J. Barroso	Senior Vice President. President and Founder of CJB and Associates, LLC, an R&D consulting firm (2009 - 2013).	57	2013
Edward L. Carolan	Senior Vice President. We have employed Mr. Carolan in an executive or managerial capacity for at least five years.	47	2015
Adam G. Ciongoli	Senior Vice President and General Counsel. Executive Vice President and General Counsel of Lincoln Financial Group (2012 - 2015) and Group General Counsel and Secretary of Willis Group Holdings, PLC (2007 - 2012).	48	2015
Anthony P. DiSilvestro	Senior Vice President and Chief Financial Officer. We have employed Mr. DiSilvestro in an executive or managerial capacity for at least five years.	57	2004
Jeffrey T. Dunn	Senior Vice President. President of Bolthouse Farms (2008 - 2015).	59	2015
Luca Mignini	Senior Vice President. Chief Executive Officer of the Findus Italy division of IGLO Group (2010 - 2012).	54	2013
Denise M. Morrison	President and Chief Executive Officer. We have employed Ms. Morrison in an executive or managerial capacity for at least five years.	62	2003
Robert W. Morrissey	Senior Vice President and Chief Human Resources Officer. We have employed Mr. Morrissey in an executive or managerial capacity for at least five years.	58	2012
Prior to Mr. Dunn's tenure with Bolthouse Farms, he was Chief Executive Officer of Ubiquity Brands, LLC. Ubiquity Brands was the parent company of Jay Foods, Inc., a maker of salty snack foods, that voluntarily filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in October 2007.
All of the executive officers were appointed at the November 2015 meeting of the Board of Directors.
PART II

Item 5.	Market for Registrant’s Capital Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market for Registrant’s Capital Stock
Our capital stock is listed and principally traded on the New York Stock Exchange. On September 14, 2016, there were 20,123 holders of record of our capital stock. Market price and dividend information with respect to our capital stock are set forth in Note 21 to the Consolidated Financial Statements. Future dividends will be dependent upon future earnings, financial requirements and other factors.
Return to Shareholders* Performance Graph
The information contained in this Return to Shareholders Performance Graph section shall not be deemed to be "soliciting material" or "filed" or incorporated by reference in future filings with the Securities and Exchange Commission, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), except to the extent we specifically incorporate it by reference into a document filed under the Securities Exchange Act of 1933, as amended, or the Exchange Act.

The following graph compares the cumulative total shareholder return (TSR) on our stock with the cumulative total return of the Standard & Poor’s 500 Stock Index (the S&P 500) and the Standard & Poor’s Packaged Foods Index (the S&P Packaged Foods Group). The graph assumes that $100 was invested on July 29, 2011, in each of our stock, the S&P 500 and the S&P Packaged Foods Group, and that all dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on July 29, 2016.

* Stock appreciation plus dividend reinvestment.

	2011	2012	2013	2014	2015	2016
Campbell	100	104	152	140	169	218
S&P 500	100	110	137	159	177	187
S&P Packaged Foods Group	100	109	148	157	196	230
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions) (2)
5/2/16 - 5/31/16	—		—		—	$475
6/1/16 - 6/30/16	275,081	(3)	$62.13	(3)	273,511	$458
7/1/16 - 7/29/16	119,122		$67.14		119,122	$450
Total	394,203	(3)	$63.64	(3)	392,633	$450
____________________________________

(1)	Average price paid per share is calculated on a settlement basis and excludes commission.

(2)
During the fourth quarter of 2016, we had a publicly announced strategic share repurchase program. Under this program, which was announced on June 23, 2011, our Board of Directors authorized the purchase of up to $1 billion of our stock. The program has no expiration date. Pursuant to our longstanding practice, under a separate 2016 authorization, we expect to continue purchasing shares sufficient to offset shares issued under our incentive compensation plans.

(3)	Includes 1,570 shares repurchased in open-market transactions at an average price of $61.56 to offset the dilutive impact to existing shareholders of issuances under stock compensation plans.

Item 6. Selected Financial Data

Fiscal Year	2016(1)	2015(2)	2014(3)	2013(4)	2012(5)
(Millions, except per share amounts)
Summary of Operations
Net sales	$7,961	$8,082	$8,268	$8,052	$7,175
Earnings before interest and taxes	960	1,054	1,267	1,474	826
Earnings before taxes	849	949	1,148	1,349	720
Earnings from continuing operations	563	666	774	934	512
Earnings (loss) from discontinued operations	—	—	81	(231)	40
Net earnings	563	666	855	703	552
Net earnings attributable to Campbell Soup Company	563	666	866	712	562
Financial Position
Plant assets - net	$2,407	$2,347	$2,318	$2,260	$2,127
Total assets	7,837	8,077	8,100	8,290	6,532
Total debt	3,533	4,082	4,003	4,438	2,781
Total equity	1,533	1,377	1,602	1,192	909
Per Share Data
Earnings from continuing operations attributable to Campbell Soup Company - basic	$1.82	$2.13	$2.50	$3.00	$1.63
Earnings from continuing operations attributable to Campbell Soup Company - assuming dilution	1.81	2.13	2.48	2.97	1.62
Net earnings attributable to Campbell Soup Company - basic	1.82	2.13	2.76	2.27	1.76
Net earnings attributable to Campbell Soup Company - assuming dilution	1.81	2.13	2.74	2.25	1.75
Dividends declared	1.248	1.248	1.248	1.16	1.16
Other Statistics
Capital expenditures	$341	$380	$347	$336	$323
Weighted average shares outstanding - basic	309	312	314	314	317
Weighted average shares outstanding - assuming dilution	311	313	316	317	319
____________________________________
(All per share amounts below are on a diluted basis)
In April 2015, the Financial Accounting Standards Board (FASB) issued guidance that requires debt issuance costs to be presented in the balance sheet as a reduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. We adopted the guidance in 2016 and retrospectively adjusted all prior periods.
In November 2015, the FASB issued guidance that requires deferred tax liabilities and assets to be classified as noncurrent in the balance sheet. We adopted the guidance in 2016 on a prospective basis and modified the presentation of deferred taxes in the Consolidated Balance Sheet as of July 31, 2016.
The 2014 fiscal year consisted of 53 weeks. All other periods had 52 weeks.

(1)
The 2016 earnings from continuing operations attributable to Campbell Soup Company were impacted by the following: a restructuring charge and administrative expenses of $49 million ($.16 per share) associated with restructuring and cost savings initiatives; losses of $200 million ($.64 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans; a gain of $25 million ($.08 per share) associated with a settlement of a claim related to the Kelsen acquisition; and an impairment charge of $127 million ($.41 per share) related to the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit.

(2)
The 2015 earnings from continuing operations attributable to Campbell Soup Company were impacted by the following: a restructuring charge and administrative expenses of $78 million ($.25 per share) associated with restructuring and cost savings initiatives and losses of $87 million ($.28 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans.

(3)
The 2014 earnings from continuing operations attributable to Campbell Soup Company were impacted by the following: a restructuring charge and related costs of $36 million ($.11 per share) associated with restructuring initiatives; losses of $19 million ($.06 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans; a loss of $6 million ($.02 per share) on foreign exchange forward contracts used to hedge the proceeds from the sale of the European simple meals business; $7 million ($.02 per share) tax expense associated with the sale of the European simple meals business; and the estimated impact of the additional week of $25 million ($.08 per share). Earnings from discontinued operations included a gain of $72 million ($.23 per share) on the sale of the European simple meals business.

(4)
The 2013 earnings from continuing operations attributable to Campbell Soup Company were impacted by the following: a restructuring charge and related costs of $87 million ($.27 per share) associated with restructuring initiatives; gains of $183 million ($.58 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans; and $7 million ($.02 per share) of transaction costs related to the acquisition of Bolthouse Farms. Earnings from discontinued operations were impacted by an impairment charge on the intangible assets of the simple meals business in Europe of $263 million ($.83 per share) and tax expense of $18 million ($.06 per share) representing taxes on the difference between the book value and tax basis of the business.

(5)
The 2012 earnings from continuing operations attributable to Campbell Soup Company were impacted by the following: a restructuring charge of $4 million ($.01 per share); losses of $252 million ($.78 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans; and $3 million ($.01 per share) of transaction costs related to the acquisition of Bolthouse Farms. Earnings from discontinued operations included a restructuring charge of $2 million ($.01 per share).

Selected Financial Data should be read in conjunction with the Notes to Consolidated Financial Statements.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements presented in "Financial Statements and Supplementary Data," as well as the information contained in "Risk Factors."
Unless otherwise stated, the terms "we," "us," "our" and the "company" refer to Campbell Soup Company and its consolidated subsidiaries.
As of the beginning of 2016, we manage our businesses in three divisions focused mainly on product categories. The new divisions, which represent our operating and reportable segments, are as follows: Americas Simple Meals and Beverages; Global Biscuits and Snacks; and Campbell Fresh. See "Business - Reportable Segments" for a description of the products included in each segment. In 2016, we modified our method of allocating pension and postretirement benefit costs to segments. Through 2015, we included all components of benefit expense in measuring segment performance. In 2016, only service cost is allocated to segments. All other components of expense, including interest cost, expected return on assets, and recognized actuarial gains and losses, are reflected in Corporate and not included in segment operating results.
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
Relevant financial information has been retrospectively adjusted to reflect the changes in segment reporting and accounting policy.
Executive Summary
We are a manufacturer and marketer of high-quality, branded food and beverage products.
We operate in a highly competitive industry and experience global competition for all of our principal products. The principal areas of competition are brand recognition, taste, quality, price, advertising, promotion, convenience and service. To grow and maintain our market positions, we focus on bringing new products and innovations to market that meet evolving consumer needs and preferences, while maintaining the quality and appeal of our existing products. We continue to optimize our manufacturing and other operations and invest in our brands through ongoing research and development, advertising, marketing and consumer promotions.
Over the last several years, we have diversified our product offerings through several acquisitions and enhanced our focus through a divestiture. In 2013, we acquired Bolthouse Farms and Plum. In 2014, we acquired Kelsen and divested our European simple meals business. In 2015, we completed the acquisition of the assets of Garden Fresh Gourmet. See Note 3 to the Consolidated Financial Statements for additional information on our recent acquisitions, and Note 4 to the Consolidated Financial Statements for additional information on our divestiture of the European simple meals business.
Industry Trends
Our businesses are being influenced by a variety of trends that we anticipate will continue in the future, including changing demographics, consumer tastes, opinions and behaviors. Millennials and Generation Z are replacing Baby Boomers as the key influencers of societal and cultural norms in the U.S. In addition, there is a leveling or shrinking middle class in developed markets, while there is a growing middle class in developing markets.
Consumers increasingly seek products that they deem healthy, including fresh, organic and functional foods. While demanding products with these qualities, consumers have become more distrustful of large corporations and other large institutions. Traditional retailers are responding by developing small format and "neighborhood" stores and expanding shelf space for purpose-driven brands. Consumers also continue to gravitate toward value offerings, which is demonstrated by the increase in lower-priced retailers, such as dollar stores, and the growth of private-label offerings.
Digital technology is changing the way consumers purchase food. Although e-commerce represents only a small percent of total food sales today, we anticipate it will accelerate rapidly through the growth of pure-play e-tailers, increased focus of brick and mortar retailers on e-commerce and the mainstreaming of meal delivery services. Consumers are also increasingly using digital technology to customize their diets for their individual lifestyle, physiology and health goals.
Key Strategies
Our long-term goal is to build shareholder value by driving sustainable, profitable net sales growth. Guided by our purpose - Real food that matters for life’s moments, we are pursuing a dual strategy of strengthening our core businesses while expanding into faster-growing spaces.
New Structure
In 2016, we implemented a new enterprise design that better aligns with our dual strategy. Under the new structure, our divisions are now organized in three segments focused mainly on product categories: Americas Simple Meals and Beverages; Global Biscuits and Snacks; and Campbell Fresh. In support of our new structure, we designed and implemented a new Integrated Global Services (IGS) organization to deliver shared services and cost savings across the company. We are also pursuing other initiatives to reduce costs, such as adopting zero-based budgeting over time. In total, we expect our cost savings initiatives to generate approximately $300 million in annual cost savings by the end of fiscal 2018. These savings are above and beyond our existing supply-chain productivity initiatives. We expect to reinvest a portion of these savings into the businesses during 2017. See "Restructuring Charges and Cost Savings Initiatives" for additional information on these initiatives.
Strategic Imperatives
With this new enterprise design in place, we are responding to the above-described industry trends by continuing to focus on four key strategic imperatives:

•	Elevating trust through real food, transparency and sustainability;

•	Building our digital marketing and e-commerce capabilities;

•	Diversifying our portfolio in health and well-being; and

•	Expanding our presence in developing markets over time.
Elevating Trust through Real Food, Transparency and Sustainability
Our focus is to strengthen the trust of our consumers and customers that our products are real food made with desirable ingredients and crafted using ethical sourcing and sustainable practices. We continue to do this by changing recipes or removing ingredients from our food, such as artificial flavors and colors. Our www.whatsinmyfood.com website promotes transparency by providing consumers with a wide range of details about how many of our foods and beverages are made and the choices behind the ingredients we use in those products. This site includes all of our major products in the U.S. and Canada, with designs to expand globally over the next two fiscal years. In addition, we support and remain committed to mandatory national genetically modified organism labeling.

Building Digital Marketing and E-Commerce
We are responding to the growing consumer shift to digital and mobile technologies by focusing a larger percentage of our marketing efforts on digital marketing and e-commerce. We believe these efforts will position us well to grow with the expanding e-commerce market. Although we are shifting our marketing efforts to digital and mobile platforms, we continue to pursue a multi-channel approach to ensure our products are available to consumers at traditional storefront retailers, as well as online retailers.
Diversifying our Portfolio in Health and Well-being
Capitalizing on recent consumer and retailer trends in health and well-being, we are increasing our focus on fresh and healthy foods. We plan to expand our product offerings in key growth areas, such as in the packaged fresh category and with organic and clean label products. In addition, we will focus on naturally functional foods by leveraging our vegetable and whole grain capabilities.
Expanding Presence in Developing Markets Over Time
We plan to focus on expanding our presence in developing markets, especially our Global Biscuits and Snacks business in Asia. We will aim to increase the household penetration and frequency of purchase of our iconic brands, Goldfish, Kjeldsens and Tim Tam, in their home markets while expanding into new geographies.
To support these four imperatives, we will continue to pursue different models of innovation, including smart external development, disciplined mergers and acquisitions, strategic partnerships and venture investing.
Summary of Results
This Summary of Results provides significant highlights from the discussion and analysis that follows.

•	There were 52 weeks in 2016 and 2015. There were 53 weeks in 2014.

•
Net sales decreased 1% in 2016 to $7.961 billion, primarily due to the impact of currency translation and lower volume, partially offset by the acquisition of Garden Fresh Gourmet and higher selling prices.

•
Gross profit, as a percent of sales, increased to 34.9% from 34.4% a year ago. The increase was primarily due to productivity improvements and higher selling prices, partially offset by increased losses on pension and postretirement benefit mark-to-market adjustments, and cost inflation, supply chain costs and other factors.

•
Administrative expenses increased 7% to $641 million from $601 million a year ago. The increase was primarily due to increased losses on pension and postretirement benefit mark-to-market adjustments, and higher costs related to the implementation of the new organizational structure and cost savings initiatives, partially offset by benefits from cost savings initiatives. Excluding losses on pension and postretirement benefit mark-to-market adjustments and costs related to the implementation of new organizational structure and cost savings initiatives, administrative expenses decreased due to the benefits from cost savings initiatives, partially offset by inflation.

•
Other expenses / (income) increased to $131 million in 2016 from $24 million in 2015, primarily due to a non-cash impairment charge on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit, partially offset by a gain from the settlement of a claim related to the Kelsen acquisition.

•
Earnings per share were $1.81 in 2016, compared to $2.13 a year ago. The current and prior year included expenses of $1.13 and $.53 per share, respectively, from items impacting comparability as discussed below.

•	Cash flow from operations was $1.463 billion in 2016, compared to $1.182 billion in 2015. The increase in 2016 was primarily due to higher cash earnings and lower working capital requirements.
Net Earnings attributable to Campbell Soup Company - 2016 Compared with 2015
The following items impacted the comparability of earnings and earnings per share:

•
In 2015, we implemented a new enterprise design and initiatives to reduce costs and to streamline our organizational structure. In 2016, we recorded a pre-tax restructuring charge of $35 million and implementation costs and other related costs of $47 million in Administrative expenses related to these initiatives. In 2016, we also recorded a reduction to pre-tax restructuring charges of $4 million related to the 2014 initiatives. The aggregate after-tax impact in 2016 of restructuring charges, implementation costs and other related costs was $49 million, or $.16 per share. In 2015, we recorded a pre-tax restructuring charge of $102 million and implementation costs of $22 million recorded in Administrative expenses related to the 2015 initiatives (aggregate impact of $78 million after tax, or $.25 per share). See Note 8 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information;

•
In 2016, we recognized losses of $313 million in Costs and expenses ($200 million after tax, or $.64 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans. In 2015, we recognized losses of $138 million in Costs and expenses ($87 million after tax, or $.28 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans;

•
In 2016, we recorded a gain of $25 million ($.08 per share) in Other expenses / (income) from a settlement of a claim related to the Kelsen acquisition. The claim was for a warranty breach and has no meaningful ongoing impact on Kelsen; and

•
In the fourth quarter of 2016, as part of our annual review of goodwill and indefinite-lived intangible assets, we recognized a non-cash impairment charge of $141 million in Other expenses / (income) ($127 million after tax, or $.41 per share) on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit, which is part of the Campbell Fresh segment. See Note 6 to the Consolidated Financial Statements for additional information.

The items impacting comparability are summarized below:

	2016		2015
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to Campbell Soup Company	$563	$1.81	$666	$2.13

Restructuring charges, implementation costs and other related costs	$(49)	$(.16)	$(78)	$(.25)
Pension and postretirement benefit mark-to-market adjustments	(200)	(.64)	(87)	(.28)
Claim settlement	25.08		—	—
Impairment charge	(127)	(.41)	—	—
Impact of items on Net earnings	$(351)	$(1.13)	$(165)	$(.53)
Net earnings attributable to Campbell Soup Company were $563 million ($1.81 per share) in 2016, compared to $666 million ($2.13 per share) in 2015. After adjusting for items impacting comparability, earnings increased primarily due to an improved gross profit performance, lower administrative expenses and lower marketing and selling expenses, partially offset by the negative impact of currency translation and a higher effective tax rate.
Earnings from continuing operations attributable to Campbell Soup Company - 2015 Compared with 2014
In addition to the 2015 items that impacted comparability of Earnings from continuing operations discussed above, the following items impacted the comparability of earnings and earnings per share:

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

•
In 2014, we recognized losses of $31 million in Costs and expenses ($19 million after tax, or $.06 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans; and

•
On October 28, 2013, we completed the sale of our simple meals business in Europe. In 2014, we recorded a loss of $9 million ($6 million after tax, or $.02 per share) on foreign exchange forward contracts used to hedge the proceeds from the sale of our European simple meals business. The loss was included in Other expenses / (income). In addition, we recorded tax expense of $7 million ($.02 per share) associated with the sale of the business.

The items impacting comparability are summarized below:

	2015		2014
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations attributable to Campbell Soup Company	$666	$2.13	$785	$2.48

Restructuring charges and related costs	$(78)	$(.25)	$(36)	$(.11)
Pension and postretirement benefit mark-to-market adjustments	(87)	(.28)	(19)	(.06)
Loss on foreign exchange forward contracts	—	—	(6)	(.02)
Tax expense associated with sale of business	—	—	(7)	(.02)
Impact of items on earnings from continuing operations(1)	$(165)	$(.53)	$(68)	$(.22)
____________________________________

(1)	The sum of the individual per share amounts may not add due to rounding.
Earnings from continuing operations were $666 million ($2.13 per share) in 2015, compared to $785 million ($2.48 per share) in 2014. The additional week contributed approximately $25 million ($.08 per share) to earnings from continuing operations in 2014. After adjusting for the 53rd week and other items impacting comparability, earnings decreased primarily due to a lower gross margin percentage and the impact of currency translation, partially offset by an increase in sales on a constant currency basis, lower marketing and selling expenses, lower interest expense and a lower effective tax rate. Currency translation had a negative impact of $.06 on earnings per share in 2015. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding, primarily due to share repurchases under our strategic share repurchase program.
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
We own a 70% controlling interest in a Malaysian food products manufacturing company.
In addition, beginning in 2016, we own a 99.8% interest in Acre Venture Partners, L.P., a limited partnership formed to make venture capital investments in innovative new companies in food and food-related industries. See Note 15 to the Consolidated Financial Statements for additional information.
The noncontrolling interests' share in the net earnings (loss) was included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings.
DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

				% Change
(Millions)	2016	2015	2014	2016/2015	2015/2014
Americas Simple Meals and Beverages	$4,380	$4,483	$4,588	(2)%	(2)%
Global Biscuits and Snacks	2,564	2,631	2,725	(3)	(3)
Campbell Fresh	1,017	968	955	5	1
	$7,961	$8,082	$8,268	(1)%	(2)%

An analysis of percent change of net sales by reportable segment follows:

2016 versus 2015	Americas Simple Meals and Beverages	Global Biscuits and Snacks(2)	Campbell Fresh(2)	Total
Volume and Mix	(2)%	1%	(3)%	(1)%
Price and Sales Allowances	1	1	—	1
Increased Promotional Spending(1)	—	—	(1)	—
Currency	(1)	(4)	—	(2)
Acquisitions	—	—	10	1
	(2)%	(3)%	5%	(1)%

2015 versus 2014	Americas Simple Meals and Beverages	Global Biscuits and Snacks(2)	Campbell Fresh	Total(2)
Volume and Mix	—%	2%	2%	—%
Price and Sales Allowances	—	1	—	1
Currency	(1)	(5)	—	(2)
Acquisitions	—	—	1	—
Estimated Impact of 53rd week	(1)	(2)	(2)	(2)
	(2)%	(3)%	1%	(2)%
__________________________________________

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

(2)	Sum of the individual amounts does not add due to rounding.
In 2016, Americas Simple Meals and Beverages sales decreased 2%. Sales decreased primarily due to declines in soup and V8 beverages, partially offset by gains in Prego pasta sauces, Plum products and Pace Mexican sauces. U.S. soup sales decreased 4% primarily as a result of the impact of our net price realization actions and category declines, which were partly related to warmer weather. Further details of U.S. soup include:

•	Sales of condensed soups were comparable to the prior year.

•	Sales of ready-to-serve soups declined 13%. The sales decrease in ready-to-serve soups was also due to marketing execution issues on Campbell's Chunky soups.

•	Broth sales increased 1%.
V8 beverages continued to be under pressure from competition from specialty and packaged fresh beverages.
In 2015, Americas Simple Meals and Beverages sales decreased 2%. U.S. soup sales declined 3%, with 1% due to the impact of the 53rd week. Further details of U.S. soup include:

•	Sales of condensed soups decreased 3%, with declines in both eating and cooking varieties. Lower volumes were partially offset by higher selling prices and reduced promotional spending.

•	Sales of ready-to-serve soups decreased 5%.

•	Broth sales increased 3% due to gains in aseptically-packaged broth, partially offset by declines in canned broth.
Sales of U.S. beverages decreased 5%, primarily due to declines in V8 V-Fusion beverages and V8 vegetable juice, partially offset by gains in V8 Splash beverages. Our U.S. beverages continued to be under pressure from category weakness in shelf-stable juices, as well as from competition from specialty beverages and packaged fresh juices. Sales of other U.S. simple meals increased 5%, primarily due to growth in Prego pasta sauces, Plum products and Campbell's dinner sauces, partially offset by lower sales in other simple meal products. In Canada, sales decreased due to the negative impact of currency translation.
In 2016, Global Biscuits and Snacks sales decreased 3% reflecting a 4% negative impact from currency translation. Excluding the negative impact of currency translation, segment sales increased primarily due to gains in Pepperidge Farm Goldfish crackers and Arnott's biscuits in Australia, partially offset by declines in Kelsen.
In 2015, Global Biscuits and Snacks sales decreased 3%. In Arnott's, sales decreased primarily due to the impact of currency translation. Excluding the negative impact of currency translation, sales of Arnott's products increased due to volume gains and higher selling prices in Australia and Indonesia. Pepperidge Farm sales declined primarily due to the impact of the 53rdweek. Excluding the impact of the 53rdweek, Pepperidge Farm sales increased due to gains in fresh bakery, and crackers and cookies, partially offset by declines in frozen products. Sales of simple meals and beverages in the Asia Pacific region declined due to the negative impact of currency translation and the 53rd week.
In 2016, Campbell Fresh sales increased 5% primarily due to the acquisition of Garden Fresh Gourmet, which was acquired on June 29, 2015. Excluding the acquisition, sales declined reflecting lower sales in carrots and carrot ingredients, partially offset by gains in refrigerated beverages and salad dressings. In 2016, carrot sales performance primarily reflected the adverse impact of weather conditions on crop yields, and execution issues in response to those conditions, which led to customer dissatisfaction and a loss of business in the second half of the year. The increase in refrigerated beverages was primarily due to new product launches, partially offset by the impact of the voluntary recall of Bolthouse Farms Protein PLUS drinks in June. In 2016, promotional spending was increased to remain competitive and to support new product launches.
In 2015, Campbell Fresh sales increased 1%. Excluding the impact of the 53rd week, sales increased primarily due to gains in Bolthouse premium refrigerated beverages and salad dressings; and the acquisition of Garden Fresh Gourmet, which was acquired on June 29, 2015; partially offset by declines in Bolthouse carrots and carrot ingredients.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased by $2 million in 2016 from 2015 and decreased by $189 million in 2015 from 2014. As a percent of sales, gross profit was 34.9% in 2016, 34.4% in 2015 and 35.9% in 2014.
The 0.5 percentage point increase in gross margin in 2016 and 1.5 percentage-point decrease in gross margin percentage in 2015 were due to the following factors:

	2016	2015
Productivity improvements	2.0%	1.6%
Higher selling prices	0.6	0.5
Mix	0.4	(0.3)
Higher level of promotional spending	(0.2)	(0.1)
Impact of acquisitions	(0.3)	0.3
Cost inflation, supply chain costs and other factors(1)	(0.8)	(2.5)
Pension and postretirement benefit mark-to-market adjustments(2)	(1.2)	(1.0)
	0.5%	(1.5)%
__________________________________________

(1)	2016 includes a positive margin impact of 0.6 points from cost savings initiatives.

(2)	Mark-to-market losses were $176 million in 2016 and $80 million in 2015.

Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 11.2% in 2016, 10.9% in 2015 and 11.2% in 2014. Marketing and selling expenses increased 1% in 2016 from 2015. The increase was due to increased losses on pension and postretirement benefit mark-to-market adjustments (approximately 3 percentage points); higher advertising and consumer promotion expenses (approximately 2 percentage points); lower marketing overhead expenses and lower selling expenses (approximately 1 percentage point); and inflation (approximately 1 percentage point), partially offset by benefits from cost savings initiatives (approximately 4 percentage points) and the impact of currency translation (approximately 2 percentage points). The increase in advertising and consumer promotion expenses in 2016 was primarily in Global Biscuits and Snacks.
Marketing and selling expenses decreased 5% in 2015 from 2014. The decrease was primarily due to the impact of currency translation (approximately 2 percentage points); lower advertising and consumer promotion expenses (approximately 2 percentage points); lower marketing overhead expenses (approximately 1 percentage point) and lower selling expenses (approximately 1 percentage point), partially offset by increased losses on pension and postretirement benefit mark-to-market adjustments (approximately 1 percentage point). The decline in advertising and consumer promotion expenses in 2015 was primarily in Americas Simple Meals and Beverages, partially offset by an increase in Global Biscuits and Snacks.
Administrative Expenses
Administrative expenses as a percent of sales were 8.1% in 2016, 7.4% in 2015 and 7.0% in 2014. Administrative expenses increased 7% in 2016 from 2015. The increase was primarily due to increased losses on pension and postretirement benefit mark-to-market adjustments (approximately 7 percentage points); higher costs related to the implementation of the new organizational structure and cost savings initiatives (approximately 4 percentage points); inflation (approximately 2 percentage points) and higher incentive compensation costs (approximately 1 percentage point), partially offset by benefits from cost savings initiatives (approximately 6 percentage points) and the impact of currency translation (approximately 1 percentage point).

Administrative expenses increased 4% in 2015 from 2014. The increase was primarily due to costs of $22 million in 2015 related to the implementation of the new organizational structure and cost savings initiatives (approximately 4 percentage points); higher incentive compensation costs (approximately 4 percentage points), and increased losses on pension and postretirement benefit mark-to-market adjustments (approximately 1 percentage point), partially offset by benefits from cost savings initiatives (approximately 3 percentage points) and the impact of currency translation (approximately 2 percentage points).
Research and Development Expenses
Research and development expenses increased $7 million, or 6%, in 2016 from 2015. The increase was primarily due to increased losses on pension and postretirement benefit mark-to-market adjustments (approximately 9 percentage points) and increased costs to support long-term innovation (approximately 3 percentage points), partially offset by benefits from cost savings initiatives (approximately 6 percentage points).
Research and development expenses decreased $5 million, or 4%, in 2015 from 2014. The decrease was primarily due to benefits from cost savings initiatives (approximately 7 percentage points), partially offset by increased losses on pension and postretirement benefit mark-to-market adjustments (approximately 4 percentage points).
Other Expenses / (Income)
Other expenses in 2016 included a non-cash impairment charge of $141 million on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit, which is part of the Campbell Fresh segment. The impairment charge was recorded as a result of our annual review of intangible assets. See Note 6 to the Consolidated Financial Statements for additional information. In addition, 2016 included $20 million of amortization of intangible assets and a $25 million gain from a settlement of a claim related to the Kelsen acquisition. Other expenses in 2015 included $17 million of amortization of intangible assets and an impairment charge of $6 million related to minor trademarks used in the Global Biscuits and Snacks segment. Other expenses in 2014 included a loss of $9 million on foreign exchange forward contracts used to hedge the proceeds from the sale of the European simple meals business and $18 million of amortization of intangible assets.
Operating Earnings
Segment operating earnings increased 11% in 2016 from 2015 and decreased 5% in 2015 from 2014.
An analysis of operating earnings by segment follows:

				% Change
(Millions)	2016	2015	2014	2016/2015	2015/2014
Americas Simple Meals and Beverages	$1,069	$948	$1,030	13%	(8)%
Global Biscuits and Snacks	422	383	366	10	5
Campbell Fresh	60	61	68	(2)	(10)
	1,551	1,392	1,464	11%	(5)%
Corporate	(560)	(236)	(142)
Restructuring charges(1)	(31)	(102)	(55)
Earnings before interest and taxes	$960	$1,054	$1,267
__________________________________________

(1)	See Note 8 to the Consolidated Financial Statements for additional information on restructuring charges.
Earnings from Americas Simple Meals and Beverages increased 13% in 2016 versus 2015. The increase was primarily due to a higher gross margin percentage, benefiting from productivity improvements and increased net price realization, as well as lower marketing and selling expenses, partially offset by volume declines.
Earnings from Americas Simple Meals and Beverages decreased 8% in 2015 versus 2014. The decrease was due to cost inflation and higher supply chain costs, unfavorable product mix, and the impact of the 53rd week, partially offset by productivity improvements, lower marketing expenses, higher selling prices and the benefit of lapping the Plum recall in 2014.
Earnings from Global Biscuits and Snacks increased 10% in 2016 versus 2015. The increase was primarily due to a higher gross margin percentage, volume gains, lower selling expenses and lower administrative expenses, partly offset by the negative impact of currency translation and higher advertising and consumer promotion expenses.
Earnings from Global Biscuits and Snacks increased 5% in 2015 versus 2014. The increase was primarily due to productivity improvements and higher selling prices, partially offset by cost inflation and higher supply chain costs, increased marketing expenses and the negative impact of currency translation.

Earnings from Campbell Fresh decreased 2% in 2016 versus 2015. The decrease was primarily due to higher carrot costs, and the impact of the voluntary recall of Bolthouse Farms Protein PLUS drinks and the related production outages, partially offset by productivity improvements and lower administrative expenses.
Earnings from Campbell Fresh decreased 10% in 2015 versus 2014. The decrease was primarily due to cost inflation and higher supply chain costs, partially offset by favorable product mix and productivity improvements. The increase in cost inflation and higher supply chain costs reflected higher carrot costs due in part to adverse weather.
Corporate in 2016 included a $313 million loss associated with pension and postretirement benefit mark-to-market adjustments, a non-cash impairment charge of $141 million on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit, costs of $47 million related to the implementation of our new organizational structure and cost savings initiatives, and a $25 million gain from a settlement of a claim related to the Kelsen acquisition. Corporate in 2015 included a $138 million loss associated with pension and postretirement benefit mark-to-market adjustments and costs of $22 million related to the implementation of our new organizational structure and cost savings initiatives. The remaining increase was primarily due to an increase in pension benefit cost, resulting from a reduction in expected return on assets partially offset by lower interest cost.
Corporate in 2014 included a $31 million loss associated with pension and postretirement benefit mark-to-market adjustments, a $9 million loss on foreign exchange forward contracts related to the sale of the European simple meals business, and $3 million of restructuring-related costs. The remaining decrease was primarily due to a reduction in pension and postretirement benefit interest cost, net of expected return on assets, and lower losses on open commodity hedges in 2015.
Interest Expense/Income
Interest expense increased to $115 million in 2016 from $108 million in 2015, reflecting higher average interest rates on the debt portfolio, partially offset by lower average levels of debt.
Interest expense decreased to $108 million in 2015 from $122 million in 2014, reflecting lower average levels of debt.
Taxes on Earnings
The effective tax rate was 33.7% in 2016, 29.8% in 2015 and 32.6% in 2014.
In 2016, we recognized a tax benefit of $113 million on $313 million of pension and postretirement benefit mark-to-market losses; a $29 million tax benefit on $78 million of restructuring charges, implementation costs and other related costs; and a $14 million tax benefit on the $141 million impairment charge on the trademark and goodwill associated with the Bolthouse Farms carrot and carrot ingredients reporting unit. In 2016, the $25 million gain from a settlement of a claim related to the Kelsen acquisition was not subject to tax. In 2015, we recognized a tax benefit of $51 million on $138 million of pension and postretirement benefit mark-to-market losses and a $46 million tax benefit on $124 million of restructuring charges and implementation costs. After adjusting for the items above, the remaining increase in the effective tax rate in 2016 was primarily due to lapping the favorable resolution of an intercompany pricing agreement between the U.S. and Canada in 2015.
In 2014, we recognized a tax benefit of $17 million on $58 million of restructuring charges and related costs. In addition, 2014 included a tax benefit of $12 million on $31 million of pension and postretirement benefit mark-to-market losses; a tax expense of $7 million associated with the sale of the European simple meals business; and a tax benefit of $3 million on a loss of $9 million on foreign exchange forward contracts used to hedge the proceeds from the sale of the business. After adjusting for the items above, the remaining decrease in the effective rate in 2015 was primarily due to the favorable resolution of an intercompany pricing agreement between the U.S. and Canada.
Restructuring Charges and Cost Savings Initiatives
2015 Initiatives
On January 29, 2015, we announced plans to implement a new enterprise design focused mainly on product categories. Under the new structure, which we fully implemented at the beginning of 2016, our businesses are organized in the following divisions: Americas Simple Meals and Beverages, Global Biscuits and Snacks, and Campbell Fresh.
In support of the new structure, we designed and implemented a new IGS organization to deliver shared services across the company. We also streamlined our organizational structure. We are pursuing other initiatives to reduce costs and increase effectiveness, such as adopting zero-based budgeting over time.
As part of these initiatives, we commenced a voluntary employee separation program available to certain U.S.-based salaried employees nearing retirement who met age, length-of-service and business unit/function criteria. A total of 471 employees elected the program. The electing employees remained with us through at least July 31, 2015, with some remaining beyond July 31. We also implemented an initiative to reduce overhead across the organization by eliminating approximately 250 positions. In 2016, we recorded a restructuring charge of $35 million related to these initiatives. In 2015, we recorded a restructuring charge of $102 million related to these initiatives.

In 2016, we also incurred charges of $47 million recorded in Administrative expenses related to the implementation of the new organizational structure and cost savings initiatives. In 2015, we incurred charges of $22 million recorded in Administrative expenses related to these initiatives.
The aggregate after-tax impact of restructuring charges, implementation costs and other related costs recorded in 2016 was $52 million, or $0.17 per share. The aggregate after-tax impact of restructuring charges and implementation and other costs recorded in 2015 was $78 million, or $.25 per share. A summary of the pre-tax costs associated with the 2015 initiatives is as follows:

(Millions)	Recognized as of July 31, 2016
Severance pay and benefits	$128
Implementation costs and other related costs	78
Total	$206
The total estimated pre-tax costs for the 2015 initiatives are approximately $250 million to $300 million. We expect the costs to consist of approximately $135 million to $145 million in severance pay and benefits, and approximately $115 million to $155 million in implementation costs and other related costs.We expect the total pre-tax costs related to the 2015 initiatives will be associated with segments as follows: Americas Simple Meals and Beverages - approximately 30%; Global Biscuits and Snacks - approximately 32%; Campbell Fresh - approximately 3%; and Corporate - approximately 35%.
We expect substantially all costs to be cash expenditures, except for $7 million of non-cash postretirement and pension curtailment costs incurred in 2015. We expect to incur the costs through 2018, and to fund the costs through cash flows from operations and short-term borrowings.
We expect the 2015 initiatives to generate pre-tax savings of approximately $265 million in 2017, and once fully implemented, annual ongoing savings of approximately $300 million beginning in 2018. In 2016 and 2015, pre-tax savings were $215 million and $85 million, respectively.
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs incurred to date associated with segments is as follows:

(Millions)	2016	Costs Incurred to Date
Americas Simple Meals and Beverages	$17	$71
Global Biscuits and Snacks	22	66
Campbell Fresh	1	2
Corporate	42	67
Total	$82	$206
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

•
In Australia, we commenced an initiative to improve supply chain efficiency by relocating production from our biscuit plant in Marleston to Huntingwood. The relocation will continue through 2017 and will result in the elimination of approximately 45 positions.

•	We implemented an initiative to reduce overhead across the organization by eliminating approximately 85 positions. The actions were completed in 2015.
In 2016, we recorded a reduction to restructuring charges of $4 million ($3 million after tax, or $.01 per share) related to the 2014 initiatives. In 2014, we recorded a restructuring charge of $54 million ($33 million after tax, or $.10 per share, in earnings from continuing operations attributable to Campbell Soup Company) related to the 2014 initiatives. As of July 31, 2016, we incurred substantially all of the costs related to the 2014 initiatives.
A summary of the pre-tax costs associated with the 2014 initiatives is as follows:

(Millions)	Total Program(1)	Change in Estimate	Recognized as of July 31, 2016
Severance pay and benefits	$41	$(4)	$37
Asset impairment	12	—	12
Other exit costs	1	—	1
Total	$54	$(4)	$50
______________________________________

(1)	Recognized as of August 2, 2015.
Of the aggregate $50 million of pre-tax costs, approximately $37 million represented cash expenditures. In addition, we invested approximately $4 million in capital expenditures as of July 31, 2016, primarily to relocate biscuit production and packaging capabilities.
The 2014 initiatives generated pre-tax savings of approximately $26 million in 2014 and $57 million in 2015. We generated annual ongoing savings of approximately $65 million beginning in 2016.
Segment operating results do not include restructuring charges because we evaluate segment performance excluding such charges. A summary of restructuring charges associated with segments is as follows:

(Millions)	2016	Total Program
Americas Simple Meals and Beverages	$(1)	$13
Global Biscuits and Snacks	(3)	35
Campbell Fresh	—	1
Corporate	—	1
Total	$(4)	$50
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
A summary of the pre-tax costs associated with the 2013 initiatives is as follows:

(Millions)	Total Program
Severance pay and benefits	$31
Accelerated depreciation/asset impairment	99
Other exit costs	12
Total	$142
In 2015, we substantially completed the 2013 initiatives.
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
We have reflected the results of the European simple meals business as discontinued operations in the Consolidated Statements of Earnings.

Results of discontinued operations were as follows:

(Millions)	2014
Net sales	$137

Gain on sale of the European simple meals business	$141
Earnings from operations, before taxes	14
Earnings before taxes	$155
Taxes on earnings	(74)
Earnings from discontinued operations	$81
LIQUIDITY AND CAPITAL RESOURCES
We expect foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations; long-term borrowings; short-term borrowings, including commercial paper; credit facilities; and cash and cash equivalents. We believe that our sources of financing will be adequate to meet our future requirements.
We generated cash flows from operations of $1.463 billion in 2016, compared to $1.182 billion in 2015. The increase in 2016 was primarily due to higher cash earnings and lower working capital requirements, primarily inventories.
We generated cash flows from operations of $1.182 billion in 2015, compared to $899 million in 2014. The increase in 2015 was primarily due to lower working capital requirements, taxes paid in 2014 on the divestiture of the European simple meals business and lower pension contributions in 2015, partially offset by lower cash earnings.
Current assets are less than current liabilities as a result of our level of current maturities of long-term debt and short-term borrowings and our focus to lower core working capital requirements by reducing trade receivables and inventories while extending payment terms for accounts payables. We had negative working capital of $647 million as of July 31, 2016, and $713 million as of August 2, 2015. Debt maturing within one year was $1.219 billion as of July 31, 2016, and $1.543 billion as of August 2, 2015.
Capital expenditures were $341 million in 2016, $380 million in 2015 and $347 million in 2014. Capital expenditures are expected to total approximately $350 million in 2017. Capital expenditures in 2016 included projects to expand: beverage and salad dressing capacity at Bolthouse Farms (approximately $22 million); biscuit capacity in Indonesia (approximately $11 million); warehouse capacity in North America (approximately $11 million); cracker capacity at Pepperidge Farm (approximately $9 million); and capacity in Malaysia (approximately $6 million); as well as the continued enhancement of our corporate headquarters (approximately $15 million) and the ongoing initiative to simplify the soup-making process in North America (also known as the soup common platform initiative) (approximately $5 million). Capital expenditures in 2015 included projects to expand: cracker capacity at Pepperidge Farm (approximately $36 million); beverage and salad dressing capacity at Bolthouse Farms (approximately $33 million); warehouse capacity at Bolthouse Farms (approximately $13 million); biscuit capacity in Indonesia (approximately $13 million); and aseptic broth capacity (approximately $6 million); as well as the ongoing soup common platform initiative in North America (approximately $30 million); and continued enhancement of our corporate headquarters (approximately $12 million). Capital expenditures in 2014 included projects to expand: capacity at Pepperidge Farm (approximately $48 million) and broth capacity (approximately $15 million); as well as the ongoing soup common platform initiative in North America (approximately $22 million); continued enhancement of our corporate headquarters (approximately $12 million); a flexible beverage production line for Bolthouse Farms (approximately $11 million); the refurbishment of a beverage filling and packaging line for the Americas Simple Meals and Beverages business (approximately $10 million); the packing automation and capacity expansion projects at one of our Australian biscuit plants (approximately $10 million) and an advanced planning system in North America (approximately $4 million).
On June 29, 2015, we completed the acquisition of the assets of Garden Fresh Gourmet. The purchase price was $232 million, and was funded through the issuance of commercial paper.
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
Dividend payments were $390 million in 2016, $394 million in 2015 and $391 million in 2014. Annual dividends declared were $1.248 per share in 2016, 2015, and 2014. The 2016 fourth quarter dividend was $.312 per share. On September 1, 2016, we announced that our Board of Directors approved an increase in our quarterly dividend from $.312 per share to $.35 per share. The quarterly dividend is payable on October 31, 2016.
We repurchased approximately 3 million shares at a cost of $143 million in 2016, approximately 5 million shares at a cost of $244 million in 2015, and approximately 2 million shares at a cost of $76 million in 2014. See Note 17 to the Consolidated Financial Statements and “Market for Registrant's Capital Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities” for more information.
At July 31, 2016, we had $1.219 billion of short-term borrowings due within one year, of which $770 million was comprised of commercial paper borrowings. As of July 31, 2016, we issued $47 million of standby letters of credit. We have a committed revolving credit facility totaling $2.2 billion that matures in December 2018. This U.S. facility remained unused at July 31, 2016, except for $3 million of standby letters of credit that we issued under it. The U.S. facility supports our commercial paper programs and other general corporate purposes. We may increase the commitment under the U.S. facility up to an additional $500 million, upon the agreement of either existing lenders or of additional banks not currently parties to the facility. In July 2016, we entered into a committed revolving credit facility totaling CAD $280 million, or $215 million, that matures in July 2019. The Canadian facility's commitment mandatorily reduces to CAD $225 million in July 2017 and to CAD $185 million in July 2018. The Canadian facility supports general corporate purposes. As of July 31, 2016, we borrowed CAD $280 million, or $215 million, at a rate of 1.78% pursuant to this facility, of which CAD $55 million, or $42 million, is classified as short-term borrowings. In August 2016, we reduced the borrowings and commitment under the Canadian facility by CAD $35 million, or $27 million.
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
CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
Contractual Obligations
The following table summarizes our obligations and commitments to make future payments under certain contractual obligations as of July 31, 2016. For additional information on debt, see Note 13 to the Consolidated Financial Statements. Operating leases are primarily entered into for warehouse and office facilities and certain equipment. Purchase commitments represent purchase orders and long-term purchase arrangements related to the procurement of ingredients, supplies, machinery, equipment and services. These commitments are not expected to have a material impact on liquidity. Other long-term liabilities primarily represent payments related to deferred compensation obligations. For additional information on other long-term liabilities, see Note 20 to the Consolidated Financial Statements.

	Contractual Payments Due by Fiscal Year
(Millions)	Total	2017	2018-2019	2020-2021	Thereafter
Debt obligations(1)	$3,551	$1,220	$474	$701	$1,156
Interest payments(2)	791	105	178	140	368
Derivative payments(3)	60	16	44	—	—
Purchase commitments	1,001	758	135	61	47
Operating leases	158	38	56	38	26
Other long-term payments(4)	170	—	73	34	63
Total long-term cash obligations	$5,731	$2,137	$960	$974	$1,660
_______________________________________

(1)	Excludes unamortized net discount/premium on debt issuances and debt issuance costs. For additional information on debt obligations, see Note 13 to the Consolidated Financial Statements.

(2)	Interest payments for short- and long-term borrowings are based on principal amounts and coupons or contractual rates at fiscal year end.

(3)	Represents payments of foreign exchange forward contracts, commodity contracts, forward starting interest rate swaps, and deferred compensation hedges.

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

Off-Balance Sheet Arrangements and Other Commitments
We guarantee approximately 2,000 bank loans to Pepperidge Farm independent contractor distributors by third-party financial institutions used to purchase distribution routes. The maximum potential amount of the future payments under existing guarantees we could be required to make is $198 million. Our guarantees are indirectly secured by the distribution routes. We do not believe that it is probable that we will be required to make material guarantee payments as a result of defaults on the bank loans guaranteed. See also Note 19 to the Consolidated Financial Statements for information on off-balance sheet arrangements.
INFLATION
We are exposed to the impact of inflation on our cost of products sold. We use a number of strategies to mitigate the effects of cost inflation including increasing prices, commodity hedging and pursuing cost productivity initiatives such as global procurement strategies and capital investments that improve the efficiency of operations.
MARKET RISK SENSITIVITY
The principal market risks to which we are exposed are changes in foreign currency exchange rates, interest rates and commodity prices. In addition, we are exposed to equity price changes related to certain deferred compensation obligations. We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. International operations, which accounted for 19% of 2016 net sales, are concentrated principally in Australia and Canada. We manage our foreign currency exposures by borrowing in various foreign currencies and utilizing cross-currency swaps and foreign exchange forward contracts. We enter into cross-currency swaps and foreign exchange forward contracts for periods consistent with related underlying exposures, and the contracts do not constitute positions independent of those exposures. We do not enter into derivative contracts for speculative purposes and do not use leveraged instruments.
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, diesel fuel, aluminum, soybean oil, cocoa, natural gas, butter, corn and cheese, which impact the cost of raw materials.
The information below summarizes our market risks associated with debt obligations and other significant financial instruments as of July 31, 2016. Fair values included herein have been determined based on quoted market prices or pricing models using current market rates. The information presented below should be read in conjunction with Notes 13, 14 and 16 to the Consolidated Financial Statements.
The following table presents principal cash flows and related interest rates by fiscal year of maturity for debt obligations. Interest rates disclosed on variable-rate debt represent the weighted-average rates at July 31, 2016. Notional amounts and related interest rates of interest rate swaps are presented by fiscal year of maturity. For the swaps, variable rates are the weighted-average forward rates for the term of each contract.

	Expected Fiscal Year of Maturity							Fair Value of Liabilities
(Millions)	2017	2018	2019	2020	2021	Thereafter	Total
Debt(1)
Fixed rate	$402	$1	$300	$1	$700	$1,156	$2,560	$2,736
Weighted-average interest rate	3.05%	5.44%	4.50%	5.00%	5.57%	3.17%	3.97%
Variable rate(2)	$818	$31	$142	$—	$—	$—	$991	$991
Weighted-average interest rate	0.86%	1.78%	1.78%	—%	—%	—%	1.02%
Interest Rate Swaps
Cash-flow swaps
Variable to fixed	$—	$300	$—	$—	$—	$—	$300	$44
Average pay rate	—%	3.09%	—%	—%	—%	—%	3.09%
Average receive rate	—%	1.47%	—%	—%	—%	—%	1.47%
_______________________________________

(1)	Expected maturities exclude unamortized net discount/premium on debt issuances and debt issuance costs.

(2)	Represents $770 million of USD borrowings, $215 million equivalent of CAD borrowings and $6 million equivalent of borrowings in other currencies.
As of August 2, 2015, fixed-rate debt of approximately $2.57 billion with an average interest rate of 3.95% and variable-rate debt of approximately $1.53 billion with an average interest rate of 0.58% were outstanding. As of August 2, 2015, $300 million forward starting interest rate swaps were outstanding. The average rate to be received on these swaps was 2.75%, and the average rate to be paid was estimated to be 3.09% over the remaining life of the swaps.
We are exposed to foreign exchange risk related to our international operations, including non-functional currency intercompany debt and net investments in subsidiaries.
Cross-Currency Swaps
We did not have any cross-currency swap contracts outstanding as of July 31, 2016. The cross-currency swap contracts outstanding as of August 2, 2015, represented one pay variable AUD/receive variable USD swap with a notional value totaling $31 million and four pay variable CAD/receive variable USD swaps with notional values totaling $219 million. The aggregate notional value of these swap contracts was $250 million as of August 2, 2015, and the aggregate fair value of these swap contracts was a gain of $40 million as of August 2, 2015.
We are also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries, including subsidiary debt. We utilize foreign exchange forward purchase and sale contracts to hedge these exposures. The following table summarizes the foreign exchange forward contracts outstanding and the related weighted-average contract exchange rates as of July 31, 2016.
Foreign Exchange Forward Contracts

(Millions)	Notional Value	Average Contractual Exchange Rate (currency paid/ currency received)
Receive USD/Pay CAD	$168	1.3572
Receive DKK/Pay USD	$42	0.1509
Receive AUD/Pay NZD	$28	1.0773
Receive USD/Pay AUD	$18	1.3948
We had an additional number of smaller contracts to purchase or sell various other currencies with a notional value of $10 million as of July 31, 2016. The aggregate fair value of all contracts was a loss of $10 million as of July 31, 2016. The total notional value of foreign exchange forward contracts outstanding was $283 million, and the aggregate fair value was a gain of $10 million as of August 2, 2015.
We enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations for commodities. The notional value of these contracts was $88 million, and the aggregate fair value of these contracts was a loss of $1 million as of July 31, 2016. The notional value of these contracts was $95 million, and the aggregate fair value of these contracts was a loss of $9 million as of August 2, 2015.
We enter into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of our capital stock, the total return of the Vanguard Institutional Index, and the total return of the Vanguard Total International Stock Index. Under these contracts, we pay variable interest rates and receive from the counterparty either the total return on our capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index; or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index. The notional value of the contract that is linked to the total return on our capital stock was $15 million at July 31, 2016, and $17 million at August 2, 2015. The average forward interest rate applicable to this contract, which expires in April 2017, was 1.13% at July 31, 2016. The notional value of the contract that is linked to the return on the Standard & Poor's 500 Index was $22 million at July 31, 2016, and $24 million at August 2, 2015. The average forward interest rate applicable to this contract, which expires in March 2017, was 0.90% at July 31, 2016. The notional value of the contract that is linked to the total return of the iShares MSCI EAFE Index was $7 million at July 31, 2016, and $8 million at August 2, 2015. The average forward interest rate applicable to this contract, which expires in March 2017, was 0.90% at July 31, 2016. The fair value of these contracts was not material at July 31, 2016, and August 2, 2015.
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
In the fourth quarter of 2016, as part of our annual review of goodwill and intangible assets, we recognized an impairment charge of $106 million on goodwill and $35 million on a trademark within the Bolthouse Farms carrot and carrot ingredients reporting unit, which is part of the Campbell Fresh segment. In 2016, carrot performance primarily reflected the adverse impact of weather conditions on crop yields, and execution issues in response to those conditions, which led to customer dissatisfaction, a loss of business, and higher carrot costs in the second half of the year. These factors resulted in a decline in profitability during the second half of the year which was below our expectations. Although we expect sales and margins to improve over time, after this weak performance we revised our 2017 outlook and long-term expectations in the fourth quarter. The impairment was attributable to this revised future outlook for the business, with reduced expectations for sales, margins, and discounted cash flows.
In the fourth quarter of 2015, as part of our annual review of intangible assets, we recognized an impairment charge of $6 million on minor trademarks used in the Global Biscuits and Snacks segment. The trademarks were determined to be impaired as a result of a decrease in the fair value of the brands, resulting from reduced expectations for future sales and discounted cash flows.
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
As of July 31, 2016, the carrying value of goodwill was $2.263 billion, of which $202 million relates to the Bolthouse Farms carrot and carrot ingredients reporting unit. The carrying value of the Bolthouse Farms carrot and carrot ingredients reporting unit represents fair value as a result of the impairment charge in 2016. In addition, we acquired Garden Fresh Gourmet on June 29, 2015, and therefore the fair value is not significantly in excess of the carrying value. As of July 31, 2016, goodwill related to

Garden Fresh Gourmet was $116 million. As of the 2016 measurement, excluding the Bolthouse Farms carrot and carrot ingredients reporting unit and Garden Fresh Gourmet, the estimated fair value of each reporting unit exceeded the carrying value by at least 25%. Holding all other assumptions used in the 2016 fair value measurement constant, a 100-basis-point increase in the weighted average cost of capital would not result in the carrying value of any reporting unit, other than the Bolthouse Farms carrot and carrot ingredients reporting unit and Garden Fresh Gourmet, to be in excess of the fair value. The fair value was based on significant management assumptions. If assumptions are not achieved or market conditions decline, potential impairment charges could result.
As of July 31, 2016, the carrying value of indefinite-lived trademarks was $927 million, of which $68 million relates to the Bolthouse Farms carrot and carrot ingredients reporting unit. Holding all other assumptions used in the 2016 measurement constant, a 100-basis-point increase in the weighted average cost of capital would reduce the fair value of trademarks, and result in an impairment charge of approximately $30 million.
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
Net periodic pension and postretirement expense was $317 million in 2016, $125 million in 2015 and $58 million in 2014.
Significant weighted-average assumptions as of the end of the year were as follows:

	2016	2015	2014
Pension
Discount rate for benefit obligations	3.39%	4.19%	4.33%
Expected return on plan assets	7.09%	7.35%	7.62%
Postretirement
Discount rate for obligations	3.20%	4.00%	4.00%
Initial health care trend rate	7.25%	7.75%	8.25%
Ultimate health care trend rate	4.50%	4.50%	4.50%
Estimated sensitivities to annual net periodic pension cost are as follows: a 50-basis-point decline in the discount rate would decrease expense by approximately $6 million and would result in an immediate loss recognition of approximately $180 million. A 50-basis-point reduction in the estimated return on assets assumption would increase expense by approximately $10 million. A one-percentage-point increase in assumed health care costs would have no impact on postretirement service and interest cost and would result in an immediate loss recognition of $12 million.
No contributions were made to U.S. pension plans in 2016 and 2015. We contributed $35 million to U.S. pension plans in 2014. Contributions to non-U.S. plans were $2 million in 2016, $5 million in 2015 and $12 million in 2014. We do not expect to contribute to the U.S. pension plans in 2017. Contributions to non-U.S. plans are expected to be approximately $5 million in 2017.
See also Note 11 to the Consolidated Financial Statements for additional information on pension and postretirement benefits.
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

•	our ability to realize projected cost savings and benefits from our efficiency and/or restructuring initiatives;

•	the impact of strong competitive response to our efforts to leverage our brand power with product innovation, promotional programs and new advertising;

•	changes in consumer demand for our products and favorable perception of our brands;

•	product quality and safety issues, including recalls and product liabilities;

•	the risks associated with trade and consumer acceptance of product improvements, shelving initiatives, new products and pricing and promotional strategies;

•	a changing customer landscape, including inventory management practices, and increased significance of certain of our key customers;

•	disruptions to our supply chain, including fluctuations in the supply of and inflation in energy and raw and packaging materials cost;

•	the impact of non-U.S. operations, including export and import restrictions, public corruption and compliance with foreign laws and regulations;

•	the ability to complete and integrate acquisitions, divestitures and other business portfolio changes;

•	the uncertainties of litigation and regulatory actions against us;

•
the possible disruption to the independent contractor distribution models used by certain of our businesses, including as a result of litigation or regulatory actions affecting their independent contractor classification;

•	our ability to protect our intellectual property rights;

•	impairment to goodwill or other intangible assets;

•	increased liabilities and costs related to our defined benefit pension plans;

•	a material failure in or breach of our information technology systems;

•	our ability to attract and retain key personnel;

•	changes in currency exchange rates, tax rates, interest rates, debt and equity markets, inflation rates, economic conditions, law, regulation and other external factors; and

•
unforeseen business disruptions in one or more of our markets due to political instability, civil disobedience, terrorism, armed hostilities, extreme weather conditions, natural disasters or other calamities.

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

Item 8. Financial Statements and Supplementary Data

CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(millions, except per share amounts)

	2016	2015	2014
	52 weeks	52 weeks	53 weeks
Net sales	$7,961	$8,082	$8,268
Costs and expenses
Cost of products sold	5,181	5,300	5,297
Marketing and selling expenses	893	884	929
Administrative expenses	641	601	576
Research and development expenses	124	117	122
Other expenses / (income)	131	24	22
Restructuring charges	31	102	55
Total costs and expenses	7,001	7,028	7,001
Earnings before interest and taxes	960	1,054	1,267
Interest expense	115	108	122
Interest income	4	3	3
Earnings before taxes	849	949	1,148
Taxes on earnings	286	283	374
Earnings from continuing operations	563	666	774
Earnings from discontinued operations	—	—	81
Net earnings	563	666	855
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	(11)
Net earnings attributable to Campbell Soup Company	$563	$666	$866
Per Share — Basic
Earnings from continuing operations attributable to Campbell Soup Company	$1.82	$2.13	$2.50
Earnings from discontinued operations	—	—	.26
Net earnings attributable to Campbell Soup Company	$1.82	$2.13	$2.76
Weighted average shares outstanding — basic	309	312	314
Per Share — Assuming Dilution
Earnings from continuing operations attributable to Campbell Soup Company	$1.81	$2.13	$2.48
Earnings from discontinued operations	—	—	.26
Net earnings attributable to Campbell Soup Company	$1.81	$2.13	$2.74
Weighted average shares outstanding — assuming dilution	311	313	316
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(millions)

	2016			2015			2014
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$563			$666			$855
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$45	$—	45	$(312)	$1	(311)	$(5)	$(1)	(6)
Reclassification of currency translation adjustments realized upon disposal of business	—	—	—	—	—	—	(22)	3	(19)
Cash-flow hedges:
Unrealized gains (losses) arising during period	(45)	16	(29)	(5)	3	(2)	(12)	4	(8)
Reclassification adjustment for (gains) losses included in net earnings	(9)	2	(7)	(1)	1	—	—	—	—
Pension and other postretirement benefits:
Prior service credit arising during the period	93	(34)	59	—	—	—	—	—	—
Reclassification of prior service credit included in net earnings	(1)	—	(1)	(2)	1	(1)	(2)	1	(1)
Other comprehensive income (loss)	$83	$(16)	67	$(320)	$6	(314)	$(41)	$7	(34)
Total comprehensive income (loss)			$630			$352			$821
Total comprehensive income (loss) attributable to noncontrolling interests			3			(1)			(10)
Total comprehensive income (loss) attributable to Campbell Soup Company			$627			$353			$831
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(millions, except per share amounts)

	July 31, 2016	August 2, 2015
Current assets
Cash and cash equivalents	$296	$253
Accounts receivable, net	626	647
Inventories	940	995
Other current assets	46	198
Total current assets	1,908	2,093
Plant assets, net of depreciation	2,407	2,347
Goodwill	2,263	2,344
Other intangible assets, net of amortization	1,152	1,205
Other assets ($34 and $0 attributable to variable interest entity)	107	88
Total assets	$7,837	$8,077
Current liabilities
Short-term borrowings	$1,219	$1,543
Payable to suppliers and others	610	544
Accrued liabilities	604	589
Dividend payable	100	101
Accrued income taxes	22	29
Total current liabilities	2,555	2,806
Long-term debt	2,314	2,539
Deferred taxes	396	505
Other liabilities	1,039	850
Total liabilities	6,304	6,700
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	354	339
Earnings retained in the business	1,927	1,754
Capital stock in treasury, at cost	(664)	(556)
Accumulated other comprehensive loss	(104)	(168)
Total Campbell Soup Company shareholders' equity	1,525	1,381
Noncontrolling interests	8	(4)
Total equity	1,533	1,377
Total liabilities and equity	$7,837	$8,077
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(millions)

	2016	2015	2014
	52 weeks	52 weeks	53 weeks
Cash flows from operating activities:
Net earnings	$563	$666	$855
Adjustments to reconcile net earnings to operating cash flow
Impairment charges	141	6	—
Restructuring charges	31	102	55
Stock-based compensation	64	57	57
Pension and postretirement benefit expense	317	118	58
Depreciation and amortization	308	303	305
Deferred income taxes	(30)	(49)	38
Gain on sale of business	—	—	(141)
Other, net	6	15	9
Changes in working capital, net of acquisitions
Accounts receivable	24	12	(38)
Inventories	59	(18)	(80)
Prepaid assets	9	10	(22)
Accounts payable and accrued liabilities	(13)	6	(93)
Pension fund contributions	(2)	(5)	(47)
Receipts from (payments of) hedging activities	44	11	(4)
Other	(58)	(52)	(53)
Net cash provided by operating activities	1,463	1,182	899
Cash flows from investing activities:
Purchases of plant assets	(341)	(380)	(347)
Sales of plant assets	5	15	22
Businesses acquired, net of cash acquired	—	(232)	(329)
Sale of business, net of cash divested	—	—	520
Other, net	(18)	(6)	—
Net cash used in investing activities	(354)	(603)	(134)
Cash flows from financing activities:
Net short-term borrowings (repayments)	(762)	100	208
Long-term borrowings (repayments)	215	300	(2)
Repayments of notes payable	—	(309)	(700)
Dividends paid	(390)	(394)	(391)
Treasury stock purchases	(143)	(244)	(76)
Treasury stock issuances	2	9	18
Excess tax benefits on stock-based compensation	7	6	13
Contributions from noncontrolling interest	—	9	5
Other, net	—	(3)	—
Net cash used in financing activities	(1,071)	(526)	(925)
Effect of exchange rate changes on cash	5	(32)	(9)
Net change in cash and cash equivalents	43	21	(169)
Cash and cash equivalents continuing operations — beginning of period	253	232	333
Cash and cash equivalents discontinued operations — beginning of period	—	—	68
Cash and cash equivalents discontinued operations — end of period	—	—	—
Cash and cash equivalents continuing operations — end of period	$296	$253	$232
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at July 28, 2013	323	$12	(11)	$(364)	$362	$1,009	$180	$(7)	$1,192
Contribution from noncontrolling interest								5	5
Net earnings (loss)						866		(11)	855
Other comprehensive income (loss)							(35)	1	(34)
Dividends ($1.248 per share)						(392)			(392)
Treasury stock purchased			(2)	(76)					(76)
Treasury stock issued under management incentive and stock option plans			3	84	(32)				52
Balance at August 3, 2014	323	12	(10)	(356)	330	1,483	145	(12)	1,602
Contribution from noncontrolling interest								9	9
Net earnings (loss)						666		—	666
Other comprehensive income (loss)							(313)	(1)	(314)
Dividends ($1.248 per share)						(395)			(395)
Treasury stock purchased			(5)	(244)					(244)
Treasury stock issued under management incentive and stock option plans			2	44	9				53
Balance at August 2, 2015	323	12	(13)	(556)	339	1,754	(168)	(4)	1,377
Contribution from noncontrolling interest								9	9
Net earnings (loss)						563		—	563
Other comprehensive income (loss)							64	3	67
Dividends ($1.248 per share)						(390)			(390)
Treasury stock purchased			(3)	(143)					(143)
Treasury stock issued under management incentive and stock option plans			1	35	15				50
Balance at July 31, 2016	323	$12	(15)	$(664)	$354	$1,927	$(104)	$8	$1,533
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(currency in millions, except per share amounts)

1.	Summary of Significant Accounting Policies
In this Form 10-K, unless otherwise stated, the terms “we,” “us,” “our” and the “company” refer to Campbell Soup Company and its consolidated subsidiaries.
We are a manufacturer and marketer of high-quality, branded food and beverage products.
Basis of Presentation — The consolidated financial statements include our accounts and entities in which we maintain a controlling financial interest and a variable interest entity (VIE) for which we are the primary beneficiary. Intercompany transactions are eliminated in consolidation. Certain amounts in prior-year financial statements were reclassified to conform to the current-year presentation. Our fiscal year ends on the Sunday nearest July 31. There were 52 weeks in 2016 and 2015, and 53 weeks in 2014.
Out-of-Period Adjustment — In the fourth quarter of 2016, an out-of-period adjustment of $13 ($.04 per share) to increase taxes on earnings was recorded. The adjustment related to deferred tax expense that should have been provided on certain cross-currency swap contracts associated with intercompany debt. Most of the adjustment related to the third quarter of 2016. Management does not believe the adjustment is material to the consolidated financial statements for any period.
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
See Note 6 for information on intangible assets and impairment charges.
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
Changes in Accounting Policy  — In the first quarter of 2016, we elected to change our method of accounting for the recognition of actuarial gains and losses for defined benefit pension and postretirement plans and the calculation of expected return on pension plan assets. Historically, actuarial gains and losses associated with benefit obligations were recognized in Accumulated other comprehensive loss in the Consolidated Balance Sheets and were amortized into earnings over the remaining service life of participants to the extent that the amounts were in excess of a corridor. Under the new policy, actuarial gains and losses will be recognized immediately in our Consolidated Statements of Earnings as of the measurement date, which is our fiscal year end, or more frequently if an interim remeasurement is required. In addition, we no longer use a market-related value of plan assets, which is an average value, to determine the expected return on assets but rather will use the fair value of plan assets. We believe the new policies will provide greater transparency to ongoing operating results and better reflect the impact of current market conditions on the obligations and assets. Results have been adjusted retrospectively to reflect these revisions.

2.	Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued guidance for the recognition, measurement, and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount is fixed. Such obligations may include debt arrangements, legal settlements, and other contractual arrangements. The guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We adopted the guidance in 2015. The adoption did not have an impact on our consolidated financial statements.
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
In April 2015, the FASB issued guidance that requires debt issuance costs to be presented in the balance sheet as a reduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance must be applied on a retrospective basis and is effective for fiscal years beginning after December 15, 2015, and interim periods within those years. Early adoption is permitted. We adopted the guidance in 2016. As a result, we have retrospectively adjusted Other assets and Long-term debt as of August 2, 2015. The adoption did not have a material impact on our consolidated financial statements.
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
In November 2015, the FASB issued guidance that amends the balance sheet classification of deferred taxes. The new guidance requires that deferred tax liabilities and assets be classified as noncurrent in the balance sheet. Previous guidance required deferred tax liabilities and assets to be separated into current and noncurrent amounts in the balance sheet. The guidance is effective for fiscal years beginning on or after December 15, 2016, and interim periods within those years. Early adoption is permitted as of the beginning of an interim or annual reporting period. We adopted the guidance in 2016 on a prospective basis and modified the presentation of deferred taxes in the Consolidated Balance Sheet as of July 31, 2016. As of August 2, 2015, the balance of current deferred taxes was $114.
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
In August 2016, the FASB issued guidance on the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The guidance must be applied retrospectively to all periods presented but may be applied prospectively if retrospective application would be impracticable. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

3.	Acquisitions
On June 29, 2015, we completed the acquisition of the assets of Garden Fresh Gourmet for $232. Garden Fresh Gourmet is a provider of refrigerated salsa, hummus, dips and tortilla chips.
The excess of the purchase price over the estimated fair values of identifiable net assets was recorded as $116 of goodwill. The goodwill is expected to be deductible for tax purposes. The goodwill was primarily attributable to future growth opportunities, anticipated synergies, and intangible assets that did not qualify for separate recognition. The goodwill is included in the Campbell Fresh segment.
The contribution of the Garden Fresh Gourmet acquisition to Net sales and Net earnings from June 29, 2015, through August 2, 2015 was not material.
On August 8, 2013, we completed the acquisition of Kelsen. The final all-cash purchase price was $331. Kelsen is a producer of quality baked snacks that are sold in approximately 85 countries around the world. Its primary brands include Kjeldsens and Royal Dansk.
The excess of the purchase price over the estimated fair values of identifiable net assets was recorded as $140 of goodwill. The goodwill is not expected to be deductible for tax purposes. The goodwill was primarily attributable to future growth opportunities and intangible assets that did not qualify for separate recognition. The goodwill is included in the Global Biscuits and Snacks segment.
The acquisition of Kelsen contributed $193 to Net sales and $8 to Net earnings from August 8, 2013, through August 3, 2014.

The acquired assets and assumed liabilities include the following:

	Garden Fresh Gourmet	Kelsen
Cash	$—	$2
Accounts receivable	10	20
Inventories	5	50
Other current assets	—	2
Plant assets	22	47
Goodwill	116	140
Other intangible assets	86	173
Short-term debt	—	(32)
Accounts payable	(6)	(13)
Accrued liabilities	(1)	(10)
Long-term debt	—	(4)
Deferred income taxes	—	(44)
Total assets acquired and liabilities assumed	$232	$331
The identifiable intangible assets of Garden Fresh Gourmet consist of $38 in non-amortizable trademarks, and $48 in customer relationships to be amortized over 20 years.
The identifiable intangible assets of Kelsen consist of $147 in non-amortizable trademarks, $4 in amortizable trademarks to be amortized over 10 years and $22 in customer relationships to be amortized over 10 to 15 years.
The following unaudited summary information is presented on a consolidated pro forma basis as if the Garden Fresh Gourmet acquisition had occurred on July 29, 2013, and the Kelsen acquisition had occurred on July 30, 2012:

	2015	2014
Net sales	$8,174	$8,372
Earnings from continuing operations attributable to Campbell Soup Company	$668	$789
Earnings per share from continuing operations attributable to Campbell Soup Company - assuming dilution	$2.13	$2.50
The pro forma amounts include additional interest expense on the debt issued to finance the purchases, amortization and depreciation expense based on the estimated fair value and useful lives of intangible assets and plant assets, and related tax effects. The pro forma results are not necessarily indicative of the combined results had the Garden Fresh Gourmet acquisition been completed on July 29, 2013, and the Kelsen acquisition been completed on July 30, 2012, nor are they indicative of future combined results.

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
We have reflected the results of the European simple meals business as discontinued operations in the Consolidated Statements of Earnings.

Results of discontinued operations were as follows:

2014
Net sales	$137

Gain on sale of the European simple meals business	$141
Earnings from operations, before taxes	14
Earnings before taxes	$155
Taxes on earnings	(74)
Earnings from discontinued operations	$81

5.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

	Foreign Currency Translation Adjustments(1)	Gains (Losses) on Cash Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at August 3, 2014	$144	$(3)	$4	$145
Other comprehensive income (loss) before reclassifications	(310)	(2)	—	(312)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(1)	(1)
Net current-period other comprehensive income (loss)	(310)	(2)	(1)	(313)
Balance at August 2, 2015	$(166)	$(5)	$3	$(168)
Other comprehensive income (loss) before reclassifications	42	(29)	59	72
Amounts reclassified from accumulated other comprehensive income (loss)	—	(7)	(1)	(8)
Net current-period other comprehensive income (loss)	42	(36)	58	64
Balance at July 31, 2016	$(124)	$(41)	$61	$(104)
_____________________________________

(1)	Included a tax expense of $6 as of July 31, 2016 and as of August 2, 2015, and $7 as of August 3, 2014.

(2)	Included a tax benefit of $23 as of July 31, 2016, $5 as of August 2, 2015, and $1 as of August 3, 2014.

(3)	Included a tax expense of $35 as of July 31, 2016, $1 as of August 2, 2015, and $2 as of August 3, 2014.
Amounts related to noncontrolling interests were not material.
The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other Comprehensive Income (Loss) Components	2016	2015	2014	Location of (Gain) Loss Recognized in Earnings
(Gains) losses on cash flow hedges:
Foreign exchange forward contracts	$(11)	$(4)	$(4)	Cost of products sold
Foreign exchange forward contracts	(2)	(1)	1	Other expenses / (income)
Forward starting interest rate swaps	4	4	3	Interest expense
Total before tax	(9)	(1)	—
Tax expense (benefit)	2	1	—
(Gain) loss, net of tax	$(7)	$—	$—

Pension and postretirement benefit adjustments:
Prior service credit	$(1)	$(2)	$(2)	(1)
Tax expense (benefit)	—	1	1
(Gain) loss, net of tax	$(1)	$(1)	$(1)

_____________________________________

(1)	This is included in the components of net periodic benefit costs (see Note 11 for additional details).
In 2014, a pre-tax loss of $22 ($19 after tax) on foreign currency translation adjustments was also reclassified from Accumulated other comprehensive income. The loss was related to the divestiture of the European simple meals business and was included in Earnings from discontinued operations.

6.	Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill by business segment:

	Americas Simple Meals and Beverages	Global Biscuits and Snacks	Campbell Fresh	Total
Balance at August 3, 2014	$794	$918	$721	$2,433
Acquisition	—	—	116	116
Foreign currency translation adjustment	(19)	(186)	—	(205)
Balance at August 2, 2015	$775	$732	$837	$2,344
Impairment	—	—	(106)	(106)
Foreign currency translation adjustment	—	25	—	25
Balance at July 31, 2016(1)	$775	$757	$731	$2,263
_______________________________________

(1)	The total carrying value of goodwill as of July 31, 2016 is reflected net of $106 of accumulated impairment charges recorded in 2016.
In 2015, we acquired the assets of Garden Fresh Gourmet for $232. Goodwill related to the acquisition was $116. See Note 3.
In the fourth quarter of 2016, as part of our annual review of intangible assets, an impairment charge of $106 was recorded on goodwill for the Bolthouse Farms carrot and carrot ingredients reporting unit within the Campbell Fresh segment. In 2016, carrot performance primarily reflected the adverse impact of weather conditions on crop yields, and execution issues in response to those conditions, which led to customer dissatisfaction, a loss of business, and higher carrot costs in the second half of the year. These factors resulted in a decline in profitability during the second half of the year which was below our expectations. Although we expect sales and margins to improve over time, after this weak performance we revised our 2017 outlook and long-term expectations in the fourth quarter. The impairment was attributable to this revised future outlook for the business, with reduced expectations for sales, margins, and discounted cash flows. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. The impairment charge was recorded in Other expenses / (income) in the Consolidated Statements of Earnings.
Intangible Assets
The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

Intangible Assets	2016	2015
Amortizable intangible assets
Customer relationships	$222	$222
Technology	40	40
Other	35	35
Total gross amortizable intangible assets	$297	$297
Accumulated amortization	(72)	(52)
Total net amortizable intangible assets	$225	$245
Non-amortizable intangible assets
Trademarks	927	960
Total net intangible assets	$1,152	$1,205

Non-amortizable intangible assets consist of trademarks, which include Bolthouse Farms, Pace, Plum, Kjeldsens, Garden Fresh Gourmet and Royal Dansk. Other amortizable intangible assets consist of recipes, patents, trademarks and distributor relationships.
Amortization of intangible assets of continuing operations was $20 for 2016, $17 for 2015 and $18 for 2014. Amortization expense for the next 5 years is estimated to be $20 in 2017, and $15 in 2018 through 2021. Asset useful lives range from 5 to 20 years.
In the fourth quarter of 2016, as part of our annual review of intangible assets, an impairment charge of $35 was recognized on the Bolthouse Farms carrot and carrot ingredients reporting unit trademark. The impairment was attributable to the revised future outlook for the business, with reduced expectations for sales, margins, and discounted cash flows. As part of our annual review of intangible assets, an impairment charge of $6 was recognized in the fourth quarter of 2015 related to minor trademarks used in the Global Biscuits and Snacks segment. The trademarks were determined to be impaired as a result of a decrease in the fair value of the brands, resulting from reduced expectations for future sales and discounted cash flows. The impairment charges were recorded in Other expenses / (income) in the Consolidated Statements of Earnings.
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

7.	Business and Geographic Segment Information
Beginning in 2016, we manage our businesses in three segments focused mainly on product categories. The segments are:

•
Americas Simple Meals and Beverages segment includes the retail and food service businesses in the U.S., Canada and Latin America. The segment includes the following products: Campbell’s condensed and ready-to-serve soups; Swanson broth and stocks; Prego pasta sauces; Pace Mexican sauces; Campbell’s gravies, pasta, beans and dinner sauces; Swanson canned poultry; Plum food and snacks; V8 juices and beverages; and Campbell’s tomato juice;

•
Global Biscuits and Snacks segment includes Pepperidge Farm cookies, crackers, bakery and frozen products in U.S. retail; Arnott’s biscuits in Australia and Asia Pacific; and Kelsen cookies globally. The segment also includes the simple meals and shelf-stable beverages business in Australia and Asia Pacific; and

•
Campbell Fresh includes Bolthouse Farms fresh carrots, carrot ingredients, refrigerated beverages and refrigerated salad dressings; Garden Fresh Gourmet salsa, hummus, dips and tortilla chips, which was acquired in June 2015; and the U.S. refrigerated soup business.

We evaluate segment performance before interest, taxes and costs associated with restructuring activities. Unrealized gains and losses on commodity hedging activities are excluded from segment operating earnings and are recorded in Corporate as these open positions represent hedges of future purchases. Upon closing of the contracts, the realized gain or loss is transferred to segment operating earnings, which allows the segments to reflect the economic effects of the hedge without exposure to quarterly volatility of unrealized gains and losses. Only the service cost component of pension and postretirement expense is allocated to segments. All other components of expense, including interest cost, expected return on assets, amortization of prior service credits and recognized actuarial gains and losses will be reflected in Corporate and not included in segment operating results. Asset information by segment is not discretely maintained for internal reporting or used in evaluating performance. Therefore, only geographic segment asset information is included in the disclosure.
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 20% of consolidated net sales in 2016 and 2015, and 19% in 2014. All of our reportable segments sold products to Wal-Mart Stores, Inc. or its affiliates.

	2016	2015	2014
Net sales
Americas Simple Meals and Beverages	$4,380	$4,483	$4,588
Global Biscuits and Snacks	2,564	2,631	2,725
Campbell Fresh	1,017	968	955
Total	$7,961	$8,082	$8,268

	2016	2015	2014
Earnings before interest and taxes
Americas Simple Meals and Beverages	$1,069	$948	$1,030
Global Biscuits and Snacks	422	383	366
Campbell Fresh	60	61	68
Corporate(1)	(560)	(236)	(142)
Restructuring charges(2)	(31)	(102)	(55)
Total	$960	$1,054	$1,267

	2016	2015	2014
Depreciation and amortization
Americas Simple Meals and Beverages	$117	$123	$120
Global Biscuits and Snacks	96	94	101
Campbell Fresh	77	70	69
Corporate(3)	18	16	15
Total	$308	$303	$305

	2016	2015	2014
Capital expenditures
Americas Simple Meals and Beverages	$105	$137	$136
Global Biscuits and Snacks	122	137	127
Campbell Fresh	74	82	55
Corporate(3)	40	24	28
Discontinued Operations	—	—	1
Total	$341	$380	$347
_______________________________________

(1)
Represents unallocated items. Pension and postretirement benefit mark-to-market adjustments are included in Corporate. Losses were $313, $138 and $31 in 2016, 2015 and 2014, respectively. Costs of $47 and $22 related to the implementation of our new organizational structure and cost savings initiatives were included in 2016 and 2015, respectively. A gain of $25 from a settlement of a claim related to the Kelsen acquisition and an impairment charge of $141 on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit were also included in 2016. In addition, a loss of $9 on foreign exchange forward contracts related to the sale of the European simple meals business and restructuring-related costs of $3 were included in 2014. See Note 6 for information on the impairment charge.

(2)	See Note 8 for additional information.

(3)	Represents primarily corporate offices.
Our global net sales based on product categories are as follows:

	2016	2015	2014
Net sales
Soup	$2,690	$2,798	$2,891
Baked snacks	2,479	2,502	2,571
Other simple meals	1,702	1,648	1,620
Beverages	1,090	1,134	1,186
Total	$7,961	$8,082	$8,268
Soup includes various soup, broths and stock products. Baked Snacks include cookies, crackers, biscuits and other baked products. Other simple meals include sauces, carrot products, refrigerated salad dressings, refrigerated salsa, hummus, dips and Plum foods and snacks.

Geographic Area Information
Information about operations in different geographic areas is as follows:

	2016	2015	2014
Net sales
United States	$6,437	$6,400	$6,432
Australia	590	646	709
Other countries	934	1,036	1,127
Total	$7,961	$8,082	$8,268

	2016	2015	2014
Long-lived assets
United States	$1,967	$1,942	$1,844
Australia	242	232	306
Other countries	198	173	168
Total	$2,407	$2,347	$2,318

8.	Restructuring Charges and Cost Savings Initiatives
2015 Initiatives
On January 29, 2015, we announced plans to implement a new enterprise design focused mainly on product categories. Under the new structure, which we fully implemented at the beginning of 2016, our businesses are organized in the following divisions: Americas Simple Meals and Beverages, Global Biscuits and Snacks, and Campbell Fresh.
In support of the new structure, we designed and implemented a new Integrated Global Services organization to deliver shared services across the company. We also streamlined our organizational structure. We are pursuing other initiatives to reduce costs and increase effectiveness, such as adopting zero-based budgeting over time.
As part of these initiatives, we commenced a voluntary employee separation program available to certain U.S.-based salaried employees nearing retirement who met age, length-of-service and business unit/function criteria. A total of 471 employees elected the program. The electing employees remained with us through at least July 31, 2015, with some remaining beyond July 31. We also implemented an initiative to reduce overhead across the organization by eliminating approximately 250 positions. In 2016, we recorded a restructuring charge of $35 related to these initiatives. In 2015, we recorded a restructuring charge of $102 related to these initiatives.
In 2016, we also incurred charges of $47 recorded in Administrative expenses related to the implementation of the new organizational structure and cost savings initiatives. In 2015, we incurred charges of $22 recorded in Administrative expenses related to these initiatives.
The aggregate after-tax impact of restructuring charges, implementation costs and other related costs recorded in 2016 was $52, or $.17 per share. The aggregate after-tax impact of restructuring charges and implementation and other costs recorded in 2015 was $78, or $.25 per share. A summary of the pre-tax costs associated with the 2015 initiatives is as follows:

Recognized as of July 31, 2016
Severance pay and benefits	$128
Implementation costs and other related costs	78
Total	$206
The total estimated pre-tax costs for the 2015 initiatives are approximately $250 to $300. We expect to incur these costs through 2018.
We expect the costs to consist of approximately $135 to $145 in severance pay and benefits, and approximately $115 to $155 in implementation costs and other related costs.We expect the total pre-tax costs related to the 2015 initiatives will be associated with segments as follows: Americas Simple Meals and Beverages - approximately 30%; Global Biscuits and Snacks - approximately 32%; Campbell Fresh - approximately 3%; and Corporate - approximately 35%.

A summary of the restructuring activity and related reserves associated with the 2015 initiatives at July 31, 2016, is as follows:

	Severance Pay and Benefits	Other Restructuring Costs	Non-Cash Benefits(3)	Implementation Costs and Other Related Costs(4)	Total Charges
Accrued balance at August 3, 2014	$—	$—
2015 charges	87	8	7	22	$124
2015 cash payments	(1)	—
Foreign currency translation adjustment	(1)	—
Accrued balance at August 2, 2015(1)	$85	$8
2016 charges	34	1	—	47	$82
2016 cash payments	(46)	(9)
Accrued balance at July 31, 2016(2)	$73	$—
_______________________________________

(1)	Includes $45 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.

(2)	Includes $17 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.

(3)	Represents postretirement and pension curtailment costs. See Note 11.

(4)
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

Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

	2016	Costs Incurred to Date
Americas Simple Meals and Beverages	$17	$71
Global Biscuits and Snacks	22	66
Campbell Fresh	1	2
Corporate	42	67
Total	$82	$206
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

•
In Australia, we commenced an initiative to improve supply chain efficiency by relocating production from our biscuit plant in Marleston to Huntingwood. The relocation will continue through 2017 and will result in the elimination of approximately 45 positions.

•	We implemented an initiative to reduce overhead across the organization by eliminating approximately 85 positions. The actions were completed in 2015.

In 2016, we recorded a reduction to restructuring charges of $4 ($3 after tax, or $.01 per share) related to the 2014 initiatives. In 2014, we recorded a restructuring charge of $54 ($33 after tax, or $.10 per share, in earnings from continuing operations attributable to Campbell Soup Company) related to the 2014 initiatives. As of July 31, 2016, we incurred substantially all of the costs related to the 2014 initiatives. A summary of the pre-tax costs associated with the 2014 initiatives is as follows:

	Total Program(1)	Change in Estimate	Recognized as of July 31, 2016
Severance pay and benefits	$41	$(4)	$37
Asset impairment	12	—	12
Other exit costs	1	—	1
Total	$54	$(4)	$50
_______________________________________

(1)	Recognized as of August 2, 2015.
A summary of the restructuring activity and related reserves associated with the 2014 initiatives at July 31, 2016, is as follows:

	Severance Pay and Benefits	Asset Impairment	Other Exit Costs(1)	Total Charges
Accrued balance at July 28, 2013	$—
2014 charges	41	12	1	$54
2014 cash payments	(13)
Accrued balance at August 3, 2014	$28
2015 cash payments	(16)
Foreign currency translation adjustment	(2)
Accrued balance at August 2, 2015(2)	$10
2016 reduction to charges	(4)	—	—	$(4)
2016 cash payments	(4)
Foreign currency translation adjustment	(1)
Accrued balance at July 31, 2016	$1
_______________________________________

(1)	Includes non-cash costs that are not reflected in the restructuring reserve in the Consolidated Balance Sheet.

(2)	Includes $4 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.
Segment operating results do not include restructuring charges because we evaluate segment performance excluding such charges. A summary of restructuring charges associated with segments is as follows:

	2016	Total Program
Americas Simple Meals and Beverages	$(1)	$13
Global Biscuits and Snacks	(3)	35
Campbell Fresh	—	1
Corporate	—	1
Total	$(4)	$50
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

A summary of the pre-tax costs associated with the 2013 initiatives recognized is as follows:

Total Program
Severance pay and benefits	$31
Accelerated depreciation/asset impairment	99
Other exit costs	12
Total	$142
In 2015, we substantially completed the 2013 initiatives.

9.	Earnings per Share
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. The earnings per share calculation for 2016 excludes 355 thousand stock options that would have been antidilutive. There were no antidilutive stock options in 2015 or 2014.

10.	Noncontrolling Interests
We own a 60% controlling interest in a joint venture formed with Swire Pacific Limited to support the development of our soup and broth business in China. We contributed cash of $14 and $7 in 2015 and 2014, respectively, and the joint venture partner contributed cash of $9 and $5 in 2015 and 2014, respectively. In 2014, together with our joint venture partner, we restructured manufacturing and streamlined operations for our soup and broth business in China. The after-tax restructuring charge attributable to the noncontrolling interest was $5. See also Note 8.
We own a 70% controlling interest in a Malaysian food products manufacturing company.
We also own a 99.8% interest in Acre Venture Partners, L.P. (Acre), a limited partnership formed to make venture capital investments in innovative new companies in food and food-related industries. See also Note 15.
The noncontrolling interests' share in the net earnings (loss) was included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings. The noncontrolling interests in these entities were included in Total equity in the Consolidated Balance Sheets and Consolidated Statements of Equity.

11.	Pension and Postretirement Benefits
Pension Benefits — We sponsor a number of noncontributory defined benefit pension plans to provide retirement benefits to all eligible U.S. and non-U.S. employees. The benefits provided under these plans are based primarily on years of service and compensation levels. Benefits are paid from funds previously provided to trustees and insurance companies or are paid directly by us from general funds. In 1999, we implemented significant amendments to certain U.S. pension plans. Under a new formula, retirement benefits are determined based on percentages of annual pay and age. To minimize the impact of converting to the new formula, service and earnings credit continued to accrue through the year 2014 for certain active employees participating in the plans under the old formula prior to the amendments. Employees will receive the benefit from either the new or old formula, whichever is higher. Benefits become vested upon the completion of three years of service. Effective as of January 1, 2011, our U.S. pension plans were amended so that employees hired or rehired on or after that date and who are not covered by collective bargaining agreements will not be eligible to participate in the plans.
Postretirement Benefits — We provide postretirement benefits, including health care and life insurance, to substantially all retired U.S. employees and their dependents. We established retiree medical account benefits for eligible U.S. retirees. The accounts were intended to provide reimbursement for eligible health care expenses on a tax-favored basis. Effective as of January 1, 2011, the retirement medical program was amended to eliminate the retiree medical account benefit for employees not covered by collective bargaining agreements. To preserve the benefit for employees close to retirement age, the retiree medical account will be available to employees who were at least age 50 with at least 10 years of service as of December 31, 2010, and who satisfy the other eligibility requirements for the retiree medical program. In July 2016, the retirement medical program was amended and beginning on January 1, 2017, we will no longer sponsor our own medical coverage for certain Medicare-eligible retirees. Instead, we will offer these Medicare-eligible retirees access to health care coverage through a private exchange and offer a health reimbursement account to subsidize benefits for a select group of retirees.
We use the fiscal year end as the measurement date for the benefit plans.

Components of net benefit expense (income) were as follows:

	Pension
	2016	2015	2014
Service cost	$26	$28	$42
Interest cost	98	105	115
Expected return on plan assets	(147)	(173)	(169)
Amortization of prior service credit	—	(1)	(1)
Recognized net actuarial loss	302	136	48
Curtailment loss	—	1	—
Net periodic benefit expense	$279	$96	$35
The curtailment loss of $1 in 2015 was related to a voluntary employee separation program and was included in Restructuring charges. See also Note 8.

	Postretirement
	2016	2015	2014
Service cost	$1	$2	$2
Interest cost	15	15	17
Amortization of prior service credit	(1)	(1)	(1)
Recognized net actuarial loss	23	7	5
Curtailment loss	—	6	—
Net periodic benefit expense	$38	$29	$23
The curtailment loss of $6 in 2015 was related to a voluntary employee separation program and was included in Restructuring charges. See also Note 8.
The estimated prior service credit that will be amortized from Accumulated other comprehensive loss into net periodic postretirement expense during 2017 is $25. The prior service credit is primarily related to the amendment in July 2016.
Change in benefit obligation:

	Pension		Postretirement
	2016	2015	2016	2015
Obligation at beginning of year	$2,569	$2,539	$392	$388
Service cost	26	28	1	2
Interest cost	98	105	15	15
Actuarial loss	210	106	23	7
Participant contributions	—	—	1	3
Plan amendments	—	—	(93)	—
Benefits paid	(116)	(151)	(30)	(33)
Settlements	(160)	—	—	—
Medicare subsidies	—	—	4	4
Other	(6)	(1)	—	—
Curtailment	—	1	—	6
Foreign currency adjustment	5	(58)	—	—
Benefit obligation at end of year	$2,626	$2,569	$313	$392

Change in the fair value of pension plan assets:

	2016	2015
Fair value at beginning of year	$2,316	$2,364
Actual return on plan assets	54	143
Employer contributions	2	5
Benefits paid	(106)	(141)
Settlements	(160)	—
Foreign currency adjustment	5	(55)
Fair value at end of year	$2,111	$2,316
Amounts recognized in the Consolidated Balance Sheets:

	Pension		Postretirement
	2016	2015	2016	2015
Accrued liabilities	$14	$20	$28	$30
Other liabilities	501	233	285	362
Amounts recognized	$515	$253	$313	$392

Amounts recognized in accumulated other comprehensive income (loss) consist of:	Pension		Postretirement
	2016	2015	2016	2015
Prior service credit	$—	$—	$96	$4
The change in amounts recognized in accumulated other comprehensive income (loss) associated with postretirement benefits was due to the plan amendment in July 2016.
The following table provides information for pension plans with accumulated benefit obligations in excess of plan assets:

	2016	2015
Projected benefit obligation	$2,434	$1,926
Accumulated benefit obligation	$2,385	$1,906
Fair value of plan assets	$1,933	$1,684
The accumulated benefit obligation for all pension plans was $2,557 at July 31, 2016, and $2,516 at August 2, 2015.
Weighted-average assumptions used to determine benefit obligations at the end of the year:

	Pension		Postretirement
	2016	2015	2016	2015
Discount rate	3.39%	4.19%	3.20%	4.00%
Rate of compensation increase	3.25%	3.29%	3.25%	3.25%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended:

	Pension
	2016	2015	2014
Discount rate	4.19%	4.33%	4.82%
Expected return on plan assets	7.35%	7.62%	7.62%
Rate of compensation increase	3.29%	3.30%	3.30%
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
The discount rate used to determine net periodic postretirement expense was 4.00% in 2016 and 2015, and 4.50% in 2014.

Assumed health care cost trend rates at the end of the year:

	2016	2015
Health care cost trend rate assumed for next year	7.25%	7.75%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2022	2022
A one-percentage-point change in assumed health care costs would have the following effects on 2016 reported amounts:

	Increase	Decrease
Effect on service and interest cost	$—	$—
Effect on the 2016 accumulated benefit obligation	$12	$(11)
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
Our year-end pension plan weighted-average asset allocations by category were:

	Strategic Target	2016	2015
Equity securities	51%	51%	50%
Debt securities	35%	35%	34%
Real estate and other	14%	14%	16%
Net periodic benefit expense	100%	100%	100%
Pension plan assets are categorized based on the following fair value hierarchy:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs, which are valued based on our estimates of assumptions that market participants would use in pricing the asset or liability.

The following table presents our pension plan assets by asset category at July 31, 2016, and August 2, 2015:

	Fair Value as of July 31, 2016	Fair Value Measurements at July 31, 2016 Using Fair Value Hierarchy			Fair Value as of August 2, 2015	Fair Value Measurements at August 2, 2015 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Short-term investments	$43	$41	$2	$—	$32	$32	$—	$—
Equities:
U.S.	349	349	—	—	386	386	—	—
Non-U.S.	273	273	—	—	312	312	—	—
Corporate bonds:
U.S.	469	—	469	—	494	—	494	—
Non-U.S.	98	—	98	—	102	—	102	—
Government and agency bonds:
U.S.	49	—	49	—	42	—	42	—
Non-U.S.	29	—	29	—	36	—	36	—
Municipal bonds	67	—	67	—	68	—	68	—
Mortgage and asset backed securities	7	—	7	—	9	—	9	—
Real estate	19	13	—	6	14	8	—	6
Hedge funds	45	—	—	45	39	—	—	39
Derivative assets	6	—	6	—	5	—	5	—
Derivative liabilities	(7)	—	(7)	—	(6)	—	(6)	—
Total assets at fair value	$1,447	$676	$720	$51	$1,533	$738	$750	$45
Investments measured at net asset value:
Short-term investments	20				28
Commingled funds:
Equities	309				375
Fixed income	31				31
Blended	79				79
Real estate	108				117
Hedge funds	144				175
Total investments measured at net asset value:	691				805
Other items to reconcile to fair value of plan assets	(27)				(22)
Total pension assets at fair value	$2,111				$2,316
Short-term investments — Investments include cash and cash equivalents, and various short-term debt instruments and short-term investment funds. Institutional short-term investment vehicles valued daily are classified as Level 1 at cost which approximates market value. Short-term debt instruments are classified at Level 2 and are valued based on bid quotations and recent trade data for identical or similar obligations. Other investments valued based upon net asset value are included as a reconciling item to the fair value table.
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
Mortgage and asset backed securities — These investments are valued based on prices obtained from third party pricing sources. The prices from third party pricing sources may be based on bid quotes from dealers and recent trade data. Mortgage backed securities are traded in the over-the-counter market.
Real estate — Real estate investments consist of real estate investment trusts, property funds and limited partnerships. Real estate investment trusts are classified as Level 1 and are valued based on quoted market prices. Property funds are classified as either Level 2 or Level 3 depending upon whether liquidity is limited or there are few observable market participant transactions. Property funds are valued based on third party appraisals. Limited partnerships are valued based upon valuations provided by the general partners of the funds. The values of limited partnerships are based upon an assessment of each underlying investment, incorporating valuations that consider the evaluation of financing and sales transactions with third parties, expected cash flows, and market-based information, including comparable transactions and performance multiples among other factors. The investments are classified as Level 3 since the valuation is determined using unobservable inputs. Real estate investments valued at net asset value are included as a reconciling item to the fair value table.
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
Commingled funds — Investments in commingled funds are not traded in active markets. Blended commingled funds are invested in both equities and fixed income securities. Commingled funds are valued based on the net asset values of such funds and are included as a reconciling item to the fair value table.
Other items to reconcile to fair value of plan assets included amounts due for securities sold, amounts payable for securities purchased, and other payables.
The following table summarizes the changes in fair value of Level 3 investments for the years ended July 31, 2016, and August 2, 2015:

	Real Estate	Hedge Funds	Total
Fair value at August 2, 2015	$6	$39	$45
Actual return on plan assets	1	1	2
Purchases	—	5	5
Sales	(1)	—	(1)
Settlements	—	—	—
Transfers out of Level 3	—	—	—
Fair value at July 31, 2016	$6	$45	$51

	Real Estate	Hedge Funds	Total
Fair value at August 3, 2014	$3	$30	$33
Actual return on plan assets	1	2	3
Purchases	2	7	9
Sales	—	—	—
Settlements	—	—	—
Transfers out of Level 3	—	—	—
Fair value at August 2, 2015	$6	$39	$45

The following table presents additional information about the pension plan assets valued using net asset value as a practical expedient within the fair value hierarchy table.

	2016		2015
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments	Redemption Frequency		Redemption Notice Period Range
Short-term investments	$20	$—	$28	$—	Daily		1 Day
Commingled funds:
Equities	309	—	375	—	Daily,	Monthly	1	to	60 Days
Fixed income	31	—	31	—	Daily		1 Day
Blended	79	—	79	—	Primarily Daily		1 Day
Real estate funds(1)	108	—	117	3	Primarily Quarterly		1	to	90 Days
Hedge funds(2)	144	—	175	25	Monthly,	Quarterly	5	to	65 Days
Total	$691	$—	$805	$28
___________________________________

(1)	Includes real estate investments valued at $34 for which a redemption queue has been imposed by the investment manager increasing the redemption receipt period to up to 9 months after notice.

(2)	Includes a fund valued at $45 which is being liquidated. Distributions from the fund will be received as the underlying investments are liquidated which is estimated to occur by December 31, 2016.
No contributions are expected to be made to U.S. pension plans in 2017. We expect contributions to non-U.S. pension plans to be approximately $5 in 2017.
Estimated future benefit payments are as follows:

	Pension	Postretirement
2017	$176	$28
2018	$164	$28
2019	$168	$27
2020	$161	$26
2021	$161	$24
2022-2026	$808	$99
The estimated future benefit payments include payments from funded and unfunded plans.
401(k) Retirement Plan — We sponsor employee savings plans that cover substantially all U.S. employees. Effective January 1, 2011, we provide a matching contribution of 100% of employee contributions up to 4% of compensation for employees who are not covered by collective bargaining agreements. Employees hired or rehired on or after January 1, 2011, who will not be eligible to participate in the defined benefit plans and who are not covered by collective bargaining agreements receive a contribution equal to 3% of compensation regardless of their participation in the 401(k) Retirement Plan. Prior to January 1, 2011, we provided a matching contribution of 60% (50% at certain locations) of the employee contributions up to 5% of compensation after one year of continued service. Amounts charged to Costs and expenses were $33 in 2016, $31 in 2015 and $29 in 2014.

12.	Taxes on Earnings
The provision for income taxes on earnings from continuing operations consists of the following:

	2016	2015	2014
Income taxes:
Currently payable:
Federal	$235	$246	$252
State	34	31	30
Non-U.S.	47	55	42
	316	332	324
Deferred:
Federal	(17)	(47)	56
State	—	1	3
Non-U.S.	(13)	(3)	(9)
	(30)	(49)	50
	$286	$283	$374

	2016	2015	2014
Earnings from continuing operations before income taxes:
United States	$705	$803	$1,064
Non-U.S.	144	146	84
	$849	$949	$1,148
The following is a reconciliation of the effective income tax rate on continuing operations to the U.S. federal statutory income tax rate:

	2016	2015	2014
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal tax benefit)	2.7	2.2	2.0
Tax effect of international items	(3.0)	(2.5)	(1.0)
Settlement of tax contingencies	—	(0.8)	—
Federal manufacturing deduction	(3.2)	(2.9)	(2.2)
Goodwill impairment	4.3	—	—
Claim settlement	(0.8)	—	—
Other	(1.3)	(1.2)	(1.2)
Effective income tax rate	33.7%	29.8%	32.6%

Deferred tax liabilities and assets are comprised of the following:

	2016	2015
Depreciation	$362	$306
Amortization	541	541
Other	23	17
Deferred tax liabilities	926	864
Benefits and compensation	266	298
Pension benefits	185	92
Tax loss carryforwards	37	44
Capital loss carryforwards	88	85
Other	113	101
Gross deferred tax assets	689	620
Deferred tax asset valuation allowance	(118)	(122)
Net deferred tax assets	571	498
Net deferred tax liability	$355	$366
At July 31, 2016, our U.S. and non-U.S. subsidiaries had tax loss carryforwards of approximately $173. Of these carryforwards, $157 expire between 2017 and 2036, and $16 may be carried forward indefinitely. At July 31, 2016, deferred tax asset valuation allowances have been established to offset $143 of these tax loss carryforwards. Additionally, at July 31, 2016, our non-U.S. subsidiaries had capital loss carryforwards of approximately $307, which were fully offset by valuation allowances.
The net change in the deferred tax asset valuation allowance in 2016 was a decrease of $4. The decrease was primarily due to the expiration of tax losses, partially offset by the recognition of additional valuation allowance on tax loss carryforwards. The net change in the deferred tax asset valuation allowance in 2015 was a decrease of $29. The decrease was primarily due to the impact of currency and the expiration of tax losses, partially offset by the recognition of additional valuation allowances on other foreign loss carryforwards.
As of July 31, 2016, other deferred tax assets included $2 of state tax credit carryforwards related to various states that expire between 2018 and 2025. As of August 2, 2015, other deferred tax assets included $2 of state tax credit carryforwards related to various states that expire between 2018 and 2024. No valuation allowances have been established related to these deferred tax assets.
As of July 31, 2016, U.S. income taxes have not been provided on approximately $638 of undistributed earnings of non-U.S. subsidiaries, which are deemed to be permanently reinvested. It is not practical to estimate the tax liability that might be incurred if such earnings were remitted to the U.S.
A reconciliation of the activity related to unrecognized tax benefits follows:

	2016	2015	2014
Balance at beginning of year	$58	$71	$61
Increases related to prior-year tax positions	2	9	—
Decreases related to prior-year tax positions	—	—	(1)
Increases related to current-year tax positions	3	5	11
Settlements	—	(27)	—
Lapse of statute	—	—	—
Balance at end of year	$63	$58	$71
The amount of unrecognized tax benefits that, if recognized, would impact the annual effective tax rate was $42 as of July 31, 2016, $39 as of August 2, 2015, and $23 as of August 3, 2014. The total amount of unrecognized tax benefits can change due to audit settlements, tax examination activities, statute expirations and the recognition and measurement criteria under accounting for uncertainty in income taxes. We are unable to estimate what this change may be within the next 12 months, but do not believe that it will be material to the financial statements. Approximately $5 of unrecognized tax benefits, including interest and penalties, were reported as accounts receivable in the Consolidated Balance Sheets as of July 31, 2016, and August 2, 2015.
Our accounting policy with respect to interest and penalties attributable to income taxes is to reflect any expense or benefit as a component of our income tax provision. The total amount of interest and penalties recognized in the Consolidated Statements of Earnings was $3 in 2016, and $1 in 2015 and 2014. The total amount of interest and penalties recognized in the Consolidated Balance Sheets was $6 as of July 31, 2016, and $3 as of August 2, 2015.
We do business internationally and, as a result, file income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S., Australia, Canada and Denmark. The 2016 tax year is currently under audit by the Internal Revenue Service. In addition, several state income tax examinations are in progress for the years 1999 to 2015.
With limited exceptions, we have been audited for income tax purposes in Australia and Denmark through 2010, and in Canada through 2009.

13.	Short-term Borrowings and Long-term Debt
Short-term borrowings consist of the following:

	2016	2015
Commercial paper	$770	$1,532
Current portion of long-term debt	400	—
Current portion of Canadian credit facility	42	—
Variable-rate bank borrowings	6	1
Fixed-rate bank borrowings	—	9
Capital leases	2	1
Other(1)	(1)	—
Total short-term borrowings	$1,219	$1,543
_______________________________________

(1)	Includes unamortized net discount/premium on debt issuances and debt issuance costs.
As of July 31, 2016, the weighted-average interest rate of commercial paper, which consisted of U.S. borrowings, was 0.74%. As of August 2, 2015, the weighted-average interest rate of commercial paper, which consisted of U.S. borrowings, was 0.58%.
At July 31, 2016, we had $1,219 of short-term borrowings due within one year, of which $770 was comprised of commercial paper borrowings. As of July 31, 2016, we issued $47 of standby letters of credit. We have a committed revolving credit facility totaling $2,200 that matures in December 2018. This U.S. facility remained unused at July 31, 2016, except for $3 of standby letters of credit that we issued under it. The U.S. facility supports our commercial paper programs and other general corporate purposes. We may increase the commitment under the U.S. facility up to an additional $500, upon the agreement of either existing lenders or of additional banks not currently parties to the facility. In July 2016, we entered into a committed revolving credit facility totaling CAD $280, or $215, that matures in July 2019. The Canadian facility's commitment mandatorily reduces to CAD $225 in July 2017 and to CAD $185 in July 2018. The Canadian facility supports general corporate purposes. As of July 31, 2016, we borrowed CAD $280, or $215, at a rate of 1.78% pursuant to this facility, of which CAD $55, or $42, is classified as short-term borrowings. In August 2016, we reduced the borrowings and commitment under the Canadian facility by CAD $35, or $27.

Long-term debt consists of the following:

Type	Fiscal Year of Maturity	Rate	2016	2015
Notes	2017	3.05%	$400	$400
Notes	2019	4.50%	300	300
Notes	2021	4.25%	500	500
Debentures	2021	8.88%	200	200
Notes	2023	2.50%	450	450
Notes	2025	3.30%	300	300
Notes	2043	3.80%	400	400
Canadian credit facility	2019	Variable	215	—
Capital leases			8	10
Other(1)			(18)	(21)
Total			$2,755	$2,539
Less current portion(1)			441	—
Total long-term debt			$2,314	$2,539
_______________________________________

(1)	Includes unamortized net discount/premium on debt issuances and debt issuance costs.
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
Principal amounts of long-term debt, including the current portion of long-term debt in Short-term borrowings, mature as follows: $444 in 2017; $32 in 2018; $442 in 2019; $1 in 2020; $700 in 2021; and a total of $1,156 in periods beyond 2021.

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
Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We do not have credit-risk-related contingent features in our derivative instruments as of July 31, 2016.
We are also exposed to credit risk from our customers. During 2016, our largest customer accounted for approximately 20% of consolidated net sales. Our five largest customers accounted for approximately 40% of our consolidated net sales in 2016.
We closely monitor credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk related to our international operations, including non-functional currency intercompany debt and net investments in subsidiaries. We are also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. Principal currencies hedged include the Canadian dollar, Australian dollar and U.S. dollar. We utilize foreign exchange forward purchase and sale contracts, as well as cross-currency swaps, to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. To hedge currency exposures related to intercompany debt, we enter into foreign exchange forward purchase and sale contracts, as well as cross-currency swap contracts, for periods consistent with the underlying debt. The notional amount of foreign exchange forward contracts accounted for as cash-flow hedges was $91 at July 31, 2016, and $53 at August 2, 2015. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings on the same line item and the same period in which the underlying hedged transaction affects earnings. The notional amount of foreign exchange forward contracts that are not designated as accounting hedges was $175 and $230 at July 31, 2016, and August 2, 2015, respectively. The notional amount of cross-currency swap contracts that are not designated as accounting hedges was $250 at August 2, 2015. There were no cross-currency swap contracts outstanding as of July 31, 2016.
Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. We manage our exposure to interest rate volatility on future debt issuances by entering into forward starting interest rate swaps to lock in the rate on the interest payments related to the anticipated debt issuances. These pay fixed rate/receive variable rate forward starting interest rate swaps are accounted for as cash-flow hedges. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings over the life of the debt. The notional amount of outstanding forward starting interest rate swaps totaled $300 at July 31, 2016 and August 2, 2015, respectively, which relates to an anticipated debt issuance in 2018. We settled forward starting interest rate swaps with a notional value of $250 during 2015 at a loss of $4. The effective portion of the loss was recorded in other comprehensive income (loss) and will be recognized as additional interest expense over the 10-year life of debt issued in March 2015.
Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, diesel fuel, aluminum, soybean oil, cocoa, natural gas, butter, corn and cheese, which impact the cost of raw materials. Commodity futures, options, and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. There were no commodity contracts accounted for as cash-flow hedges as of July 31, 2016, or August 2, 2015. The notional amount of commodity contracts not designated as accounting hedges was $88 at July 31, 2016, and $95 at August 2, 2015.
Equity Price Risk
We enter into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of our capital stock, the total return of the Vanguard Institutional Index, and the total return of the Vanguard Total International Stock Index. Under these contracts, we pay variable interest rates and receive from the counterparty either the total return on our capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index; or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index. These contracts were not designated as hedges for accounting purposes. We enter into these contracts for periods typically not exceeding 12 months. The notional amounts of the contracts as of July 31, 2016, and August 2, 2015, were $44 and $49, respectively.

The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of July 31, 2016, and August 2, 2015:

	Balance Sheet Classification	2016	2015
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$1	$3
Total derivatives designated as hedges		$1	$3
Derivatives not designated as hedges:
Commodity derivative contracts	Other current assets	$3	$1
Cross-currency swap contracts	Other current assets	—	18
Deferred compensation derivative contracts	Other current assets	1	1
Foreign exchange forward contracts	Other current assets	—	9
Cross-currency swap contracts	Other assets	—	22
Total derivatives not designated as hedges		$4	$51
Total asset derivatives		$5	$54

	Balance Sheet Classification	2016	2015
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$4	$—
Forward starting interest rate swaps	Other liabilities	44	8
Total derivatives designated as hedges		$48	$8
Derivatives not designated as hedges:
Commodity derivative contracts	Accrued liabilities	$4	$10
Deferred compensation derivative contracts	Accrued liabilities	1	—
Foreign exchange forward contracts	Accrued liabilities	7	2
Total derivatives not designated as hedges		$12	$12
Total liability derivatives		$60	$20
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of July 31, 2016, and August 2, 2015, would be adjusted as detailed in the following table:

	2016			2015
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$5	$(4)	$1	$54	$(13)	$41
Total liability derivatives	$60	$(4)	$56	$20	$(13)	$7
We do not offset fair value amounts recognized for exchange-traded commodity derivative instruments and cash margin accounts executed with the same counterparty that are subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of open positions. At July 31, 2016, and August 2, 2015, a cash margin account balance of $5 and $12, respectively, was included in Other current assets in the Consolidated Balance Sheets.

The following tables show the effect of our derivative instruments designated as cash-flow hedges for the years ended July 31, 2016, and August 2, 2015, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:
Derivatives Designated as Cash-Flow Hedges

		Total Cash-Flow Hedge OCI Activity
		2016	2015	2014
OCI derivative gain (loss) at beginning of year		$(10)	$(4)	$8
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		(9)	18	—
Forward starting interest rate swaps		(36)	(23)	(12)
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	(11)	(4)	(4)
Foreign exchange forward contracts	Other expenses / (income)	(2)	(1)	1
Forward starting interest rate swaps	Interest expense	4	4	3
OCI derivative gain (loss) at end of year		$(64)	$(10)	$(4)
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a loss of $13. The ineffective portion and amount excluded from effectiveness testing were not material.
The following table shows the effect of our derivative instruments designated as fair-value hedges in the Consolidated Statements of Earnings:

		Amount of Gain (Loss) Recognized in Earnings on Derivatives			Amount of Gain (Loss) Recognized in Earnings on Hedged Item
Derivatives Designated as Fair-Value Hedges	Location of Gain (Loss) Recognized in Earnings	2016	2015	2014	2016	2015	2014
Interest rate swaps	Interest expense	$—	$—	$(1)	$—	$—	$1
The following table shows the effects of our derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

		Amount of (Gain) Loss Recognized in Earnings on Derivatives
Derivatives not Designated as Hedges	Location of (Gain) Loss Recognized in Earnings	2016	2015	2014
Foreign exchange forward contracts	Cost of products sold	$—	$(2)	$(3)
Foreign exchange forward contracts	Other expenses / (income)	(1)	3	12
Cross-currency swap contracts	Other expenses / (income)	2	(58)	(7)
Commodity derivative contracts	Cost of products sold	6	19	4
Deferred compensation derivative contracts	Administrative expenses	(6)	(7)	(2)
Total		$1	$(45)	$4

15.	Variable Interest Entity
In February 2016, we agreed to make a $125 capital commitment to Acre, a limited partnership formed to make venture capital investments in innovative new companies in food and food-related industries. Acre is managed by its general partner, Acre Ventures GP, LLC, which is independent of us. We are the sole limited partner of Acre and own a 99.8% interest. Our share of earnings (loss) is calculated according to the terms of the partnership agreement. Acre is a VIE. We have determined that we are the primary beneficiary. Therefore, we consolidate Acre and account for the third party ownership as a noncontrolling interest. Through July 31, 2016, we funded $35 of the capital commitment. Except for the remaining unfunded capital commitment of $90, we do not have obligations to provide additional financial or other support to Acre.
Acre elected the fair value option to account for qualifying investments to more appropriately reflect the value of the investments in the financial statements. The investments were $34 and are included in Other assets on the Consolidated Balance Sheets. Changes in the fair values of investments for which the fair value option was elected are included in Other expenses / (income) on the

Consolidated Statements of Earnings. Changes in the fair value were not material through July 31, 2016. The liabilities of Acre were not material.

16.	Fair Value Measurements
We categorize financial assets and liabilities based on the following fair value hierarchy:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs, which are valued based on our estimates of assumptions that market participants would use in pricing the asset or liability.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our financial assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2016, and August 2, 2015, consistent with the fair value hierarchy:

	Fair Value as of July 31, 2016	Fair Value Measurements at July 31, 2016 Using Fair Value Hierarchy			Fair Value as of August 2, 2015	Fair Value Measurements at August 2, 2015 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts(1)	$1	$—	$1	$—	$12	$—	$12	$—
Commodity derivative contracts(2)	3	2	1	—	1	1	—	—
Cross-currency swap contracts(3)	—	—	—	—	40	—	40	—
Deferred compensation derivative contracts(4)	1	—	1	—	1	—	1	—
Fair value option investments (5)	33	—	8	25	—	—	—	—
Total assets at fair value	$38	$2	$11	$25	$54	$1	$53	$—

	Fair Value as of July 31, 2016	Fair Value Measurements at July 31, 2016 Using Fair Value Hierarchy			Fair Value as of August 2, 2015	Fair Value Measurements at August 2, 2015 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Forward starting interest rate swaps(6)	$44	$—	$44	$—	$8	$—	$8	$—
Foreign exchange forward contracts(1)	11	—	11	—	2	—	2	—
Commodity derivative contracts(2)	4	4	—	—	10	10	—	—
Deferred compensation derivative contracts(4)	1	—	1	—	—	—	—	—
Deferred compensation obligation(7)	119	119	—	—	120	120	—	—
Total liabilities at fair value	$179	$123	$56	$—	$140	$130	$10	$—
___________________________________

(1)	Based on observable market transactions of spot currency rates and forward rates.

(2)	Based on quoted futures exchanges and on observable prices of futures and options transactions in the marketplace.

(3)	Based on observable local benchmarks for currency and interest rates.

(4)	Based on LIBOR and equity index swap rates.

(5)
Primarily represents investments in equity securities that are not readily marketable and are accounted for under the fair value option. The investments were funded by Acre in 2016. See Note 15 for additional information. Fair value is based on analyzing recent transactions and transactions of comparable companies, and the discounted cash flow method. In addition, allocation methods, including the option pricing method, are used in distributing fair value among various equity holders according to rights and preferences. Changes in the fair value of investments were not material through July 31, 2016.

(6)	Based on LIBOR swap rates.

(7)	Based on the fair value of the participants’ investments.
Items Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, we are also required to measure certain items at fair value on a nonrecurring basis.
In the fourth quarter of 2016, as part of our annual review of intangible assets, we recognized an impairment charge of $106 on goodwill of the Bolthouse Farms carrot and carrot ingredients reporting unit to reduce the carrying value to the implied fair value of $202. The impairment was attributable to a revised future outlook for the business, with reduced expectations for sales, margins, and discounted cash flows. Fair value was determined based on unobservable Level 3 inputs. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions.
In the fourth quarter of 2016, as part of our annual review of intangible assets, we recognized an impairment charge of $35 on a trademark within the Bolthouse Farms carrot and carrot ingredients reporting unit. The carrying value of the trademark was $68 as of July 31, 2016. Fair value was determined based on unobservable Level 3 inputs. Fair value was determined based on discounted cash flow analysis that include significant management assumptions such as revenue growth rates, weighted average cost of capital, and assumed royalty rates.
In the fourth quarter of 2015, as part of our annual review of intangible assets, we recognized an impairment charge of $6 on minor trademarks used in the Global Biscuits and Snacks segment. The carrying value was $9 as of August 2, 2015. Fair value was determined based on unobservable Level 3 inputs. Fair value was determined based on discounted cash flow analysis that include significant management assumptions such as revenue growth rates, weighted average cost of capital, and assumed royalty rates.
See also Note 6 for additional information on the impairment charges.

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
Cash equivalents of $74 at July 31, 2016, and $39 at August 2, 2015, represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of long-term debt, including the current portion of long-term debt in Short-term borrowings, was $2,949 at July 31, 2016, and $2,623 at August 2, 2015. The carrying value was $2,755 at July 31, 2016, and $2,539 at August 2, 2015. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.

17.	Shareholders' Equity
We have authorized 560 million shares of Capital stock with $.0375 par value and 40 million shares of Preferred stock, issuable in one or more classes, with or without par as may be authorized by the Board of Directors. No Preferred stock has been issued.
Share Repurchase Programs
In June 2011, the Board authorized the purchase of up to $1,000 of our stock. This program has no expiration date. In addition to this publicly announced program, we also have a separate Board authorization to purchase shares to offset the impact of dilution from shares issued under our stock compensation plans.
In 2016, we repurchased 3 million shares at a cost of $143. Of this amount, $100 was used to repurchase shares pursuant to our June 2011 publicly announced share repurchase program. Approximately $450 remained available under this program as of July 31, 2016. In 2015, we repurchased 5 million shares at a cost of $244 and in 2014, we repurchased 2 million shares at a cost of $76.

18.	Stock-based Compensation
In 2003, shareholders approved the 2003 Long-Term Incentive Plan, which authorized the issuance of an aggregate of 31.2 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock/units (including performance restricted stock) and performance units. In 2005, shareholders approved the 2005 Long-Term Incentive Plan, which authorized the issuance of an additional 6 million shares to satisfy the same types of awards. In 2008, shareholders approved an amendment to the 2005 Long-Term Incentive Plan to increase the number of authorized shares to 10.5 million and in 2010, shareholders approved another amendment to the 2005 Long-Term Incentive Plan to increase the number of authorized shares to 17.5 million. In 2015, shareholders approved the 2015 Long-Term Incentive Plan, which authorized the issuance of 13 million shares. Approximately 6 million of these shares were shares that were currently available under the 2005 plan and were incorporated into the 2015 Plan upon approval by shareholders.
Awards under Long-Term Incentive Plans may be granted to employees and directors. Pursuant to the Long-Term Incentive Plan, we adopted a long-term incentive compensation program which provides for grants of total shareholder return (TSR) performance restricted stock/units, EPS performance restricted stock/units, strategic performance restricted stock/units, time-lapse restricted stock/units, special performance restricted stock/units and unrestricted stock. Under the program, awards of TSR performance restricted stock/units will be earned by comparing our total shareholder return during a three-year period to the respective total shareholder returns of companies in a performance peer group. Based upon our ranking in the performance peer group, a recipient of TSR performance restricted stock/units may earn a total award ranging from 0% to 200% of the initial grant. Awards of EPS performance restricted stock/units will be earned based upon our achievement of annual earnings per share goals. During the three-year vesting period, a recipient of EPS performance restricted stock/units may earn a total award of either 0% or 100% of the initial grant. Awards of the strategic performance restricted stock units are earned based upon the achievement of two key metrics, net sales and EPS growth, compared to strategic plan objectives during a three-year period. A recipient of strategic performance restricted stock units may earn a total award ranging from 0% to 200% of the initial grant. Awards of time-lapse restricted stock/units will vest ratably over the three-year period. In addition, we may issue special grants of restricted stock/units to attract and retain executives which vest over various periods. Awards are generally granted annually in October.
Annual stock option grants were granted in 2016 and were not part of the long-term incentive compensation program for 2015 or 2014. Stock options are granted on a selective basis under the Long-Term Incentive Plans. The term of a stock option granted under these plans may not exceed ten years from the date of grant. Options granted in 2016 under these plans vest ratably over a three-year period. The option price may not be less than the fair market value of a share of common stock on the date of the grant.

In 2016, we issued stock options, time-lapse restricted stock units, unrestricted stock, EPS performance restricted stock units and TSR performance restricted stock units. We did not issue strategic performance restricted stock units or special performance restricted units in 2016.
Total pre-tax stock-based compensation expense recognized in Earnings from continuing operations was $64 for 2016, $57 for 2015 and $56 for 2014. The pre-tax stock-based compensation expense recognized in Earnings (loss) from discontinued operations was $1 for 2014. Tax-related benefits of $24 were recognized for 2016, and $21 were recognized for 2015 and 2014.
The following table summarizes stock option activity as of July 31, 2016:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)
Outstanding at August 2, 2015	74	$29.91
Granted	711	$50.21
Exercised	(74)	$29.91
Terminated	(30)	$50.21
Outstanding at July 31, 2016	681	$50.21	9.2	$8
Exercisable at July 31, 2016	—	$—	—	$—
The total intrinsic value of options exercised during 2016, 2015 and 2014, was $2, $5 and $12, respectively. We measure the fair value of stock options using the Black-Scholes option pricing model. The expected term of options granted was based on the weighted average time of vesting and the end of the contractual term. We utilized this simplified method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.
The following weighted-average assumptions were used for grants in 2016:

2016
Risk-free interest rate	1.68%
Expected dividend yield	2.46%
Expected volatility	18.35%
Expected term	6 years
We expense stock options on a straight-line basis over the vesting period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of July 31, 2016, total remaining unearned compensation related to nonvested stock options was $2, which will be amortized over the weighted-average remaining service period of 1.8 years.
The following table summarizes time-lapse restricted stock units, EPS performance restricted stock units, strategic performance restricted stock units and special performance restricted stock units as of July 31, 2016:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at August 2, 2015	2,410	$41.40
Granted	698	$50.44
Vested	(862)	$39.50
Forfeited	(242)	$43.73
Nonvested at July 31, 2016	2,004	$45.08
We determine the fair value of time-lapse restricted stock units, EPS performance restricted stock units, strategic performance restricted stock units and special performance restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. We expense EPS performance restricted stock units on a graded-vesting basis, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. There were 208 thousand EPS performance target grants outstanding at July 31, 2016, with a weighted-average grant-date fair value of $45.30.

We expense strategic performance restricted stock units on a straight-line basis over the service period. There were 336 thousand strategic performance target grants outstanding at July 31, 2016, with a grant-date fair value of $41.21. The actual number of EPS performance restricted stock units and strategic performance restricted stock units that vest will depend on actual performance achieved. We estimate expense based on the number of awards expected to vest. In the first quarter of 2017, recipients of strategic performance restricted stock units will receive a 35% payout based on actual performance achieved during a three-year period ended July 31, 2016.
In 2015, we issued special performance restricted stock units for which vesting is contingent upon meeting various financial goals and performance milestones to support innovation and growth initiatives. These awards vest over a period of 2 years and are included in the table above. There were 92 thousand special performance restricted stock units outstanding at July 31, 2016, with a grant-date fair value of $42.22. In the first quarter of 2017, recipients of special performance restricted stock units will receive a 0% and 100% payout, respectively, based upon financial goals and performance milestones to support innovation and growth initiatives.
As of July 31, 2016, total remaining unearned compensation related to nonvested time-lapse restricted stock units, EPS performance restricted stock units, strategic performance restricted stock units and special performance restricted stock units was $25, which will be amortized over the weighted-average remaining service period of 1.6 years. The fair value of restricted stock units vested during 2016, 2015 and 2014 was $44, $56 and $106, respectively. The weighted-average grant-date fair value of the restricted stock units granted during 2015 and 2014 was $43.00 and $39.97, respectively.
The following table summarizes TSR performance restricted stock units as of July 31, 2016:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at August 2, 2015	1,579	$40.75
Granted	682	$62.44
Vested	(438)	$39.76
Forfeited	(182)	$48.77
Nonvested at July 31, 2016	1,641	$49.13
We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation. Assumptions used in the Monte Carlo simulation were as follows:

	2016	2015	2014
Risk-free interest rate	0.92%	0.97%	0.60%
Expected dividend yield	2.46%	2.91%	2.98%
Expected volatility	17.25%	16.20%	15.76%
Expected term	3 years	3 years	3 years
We recognize compensation expense on a straight-line basis over the service period. As of July 31, 2016, total remaining unearned compensation related to TSR performance restricted stock units was $34, which will be amortized over the weighted-average remaining service period of 1.8 years. In the first quarter of 2016, recipients of TSR performance restricted stock units earned 100% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 31, 2015. There were no TSR performance restricted stock units scheduled to vest in 2015. In the first quarter of 2014, recipients of TSR performance restricted stock units earned 0% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 26, 2013. The fair value of TSR performance restricted stock units vested during 2016 was $22. The grant-date fair value of the TSR performance restricted stock units granted during 2015 and 2014 was $43.39 and $36.26, respectively. In the first quarter of 2017, recipients of TSR performance restricted stock units will receive a 75% payout based upon our TSR ranking in a performance peer group during a three-year period ended July 29, 2016.
The excess tax benefits on the exercise of stock options and vested restricted stock presented as cash flows from financing activities were $7 in 2016, $6 in 2015 and $13 in 2014. Cash received from the exercise of stock options was $2, $9 and $18 for 2016, 2015 and 2014, respectively, and are reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

19.	Commitments and Contingencies
Regulatory and Litigation Matters
We are involved in various pending or threatened legal or regulatory proceedings, including purported class actions, arising from the conduct of business both in the ordinary course and otherwise. Modern pleading practice in the U.S. permits considerable variation in the assertion of monetary damages or other relief. Jurisdictions may permit claimants not to specify the monetary damages sought or may permit claimants to state only that the amount sought is sufficient to invoke the jurisdiction of the trial court. In addition, jurisdictions may permit plaintiffs to allege monetary damages in amounts well exceeding reasonably possible verdicts in the jurisdiction for similar matters. This variability in pleadings, together with our actual experiences in litigating or resolving through settlement numerous claims over an extended period of time, demonstrates to management that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value.
Due to the unpredictable nature of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time is normally difficult to ascertain. Uncertainties can include how fact finders will evaluate documentary evidence and the credibility and effectiveness of witness testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, or at trial or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law.
We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of July 31, 2016. While the potential future charges could be material in a particular quarter or annual period, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on our consolidated results of operations or financial condition.
Operating Leases
We have certain operating lease commitments, primarily related to warehouse and office facilities, and certain equipment. Rent expense under operating lease commitments was $45 in 2016, $48 in 2015 and $50 in 2014. The amount in 2014 included $2 related to discontinued operations. Future minimum annual rental payments under these operating leases as of July 31, 2016, are as follows:

2017	2018	2019	2020	2021	Thereafter
$38	$31	$25	$22	$16	$26
Other Contingencies
We guarantee approximately 2,000 bank loans made to Pepperidge Farm independent contractor distributors by third‑party financial institutions for the purchase of distribution routes. The maximum potential amount of future payments under existing guarantees we could be required to make is $198. Our guarantees are indirectly secured by the distribution routes. We do not believe it is probable that we will be required to make material guarantee payments as a result of defaults on the bank loans guaranteed. The amounts recognized as of July 31, 2016, and August 2, 2015, were not material.
We have provided certain standard indemnifications in connection with divestitures, contracts and other transactions. Certain indemnifications have finite expiration dates. Liabilities recognized based on known exposures related to such matters were not material at July 31, 2016, and August 2, 2015.

20.	Supplemental Financial Statement Data
Balance Sheets

	2016	2015
Accounts receivable
Customer accounts receivable	$566	$570
Allowances	(12)	(13)
Subtotal	$554	$557
Other	72	90
	$626	$647

Inventories
Raw materials, containers and supplies	$391	$427
Finished products	549	568
	$940	$995

Other current assets
Deferred taxes(1)	$—	$114
Fair value of derivatives	5	32
Other	41	52
	$46	$198

Plant assets
Land	$58	$57
Buildings	1,488	1,416
Machinery and equipment	4,042	3,802
Projects in progress	176	238
Total cost	$5,764	$5,513
Accumulated depreciation(2)	(3,357)	(3,166)
	$2,407	$2,347

Other assets
Fair value of derivatives	$—	$22
Investments	47	10
Deferred taxes	41	25
Other	19	31
	$107	$88

	2016	2015
Accrued liabilities
Accrued compensation and benefits	$263	$255
Fair value of derivatives	16	12
Accrued trade and consumer promotion programs	130	125
Accrued interest	35	35
Restructuring	57	54
Other	103	108
	$604	$589

Other liabilities
Pension benefits	$501	$233
Deferred compensation(3)	100	104
Postretirement benefits	285	362
Fair value of derivatives	44	8
Unrecognized tax benefits	31	26
Restructuring	17	49
Other	61	68
	$1,039	$850
____________________________________

(1)
In November 2015, the FASB issued guidance that requires deferred tax liabilities and assets to be classified as noncurrent in the balance sheet. We adopted the guidance in 2016 on a prospective basis and modified the presentation of deferred taxes in the Consolidated Balance Sheet as of July 31, 2016.

(2)
Depreciation expense was $288 in 2016, $286 in 2015 and $287 in 2014. Buildings are depreciated over periods ranging from 7 to 45 years. Machinery and equipment are depreciated over periods generally ranging from 2 to 20 years.

(3)
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

Statements of Earnings

	2016	2015	2014
Other expenses / (income)
Foreign exchange (gains) / losses(1)	$(2)	$—	$6
Amortization of intangible assets	20	17	18
Impairment of intangible assets(2)	141	6	—
Claim settlement(3)	(25)	—	—
Other	(3)	1	(2)
	$131	$24	$22

Advertising and consumer promotion expense(4)	$397	$385	$411

Interest expense
Interest expense	$118	$111	$124
Less: Interest capitalized	3	3	2
	$115	$108	$122
____________________________________

(1)	2014 included a loss of $9 on foreign exchange forward contracts used to hedge the proceeds from the sale of the European simple meals business.

(2)
In 2016, we recognized an impairment charge of $141 related to the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit and in 2015 we recognized an impairment charge of $6 related to minor trademarks used in the Global Biscuits and Snacks segment. See also Note 6.

(3)	In 2016, we recorded a gain of $25 from a settlement of a claim related to the Kelsen acquisition.

(4)	Included in Marketing and selling expenses.
Statements of Cash Flows

	2016	2015	2014
Cash Flows from Operating Activities
Other
Benefit related payments	$(55)	$(53)	$(52)
Other	(3)	1	(1)
	$(58)	$(52)	$(53)

Other Cash Flow Information
Interest paid	$113	$111	$122
Interest received	$4	$3	$3
Income taxes paid	$325	$333	$421

21.	Quarterly Data (unaudited)

	2016
	First	Second	Third	Fourth
Net sales	$2,203	$2,201	$1,870	$1,687
Gross profit	755	819	660	546
Net earnings (loss) attributable to Campbell Soup Company	194	265	185	(81)
Per share - basic
Net earnings (loss) attributable to Campbell Soup Company	.63	.85	.60	(.26)
Dividends	.312	.312	.312	.312
Per share - assuming dilution
Net earnings (loss) attributable to Campbell Soup Company	.62	.85	.59	(.26)
Market price
High	$52.37	$56.63	$65.48	$67.89
Low	$45.23	$47.77	$54.97	$59.51

	2016
	First	Second	Third	Fourth
In 2016, the following charges (gains) were recorded in Net earnings attributable to Campbell Soup Company:
Impairment charge	$—	$—	$—	$127
Restructuring charges, implementation costs and other related costs	23	10	9	7
Pension and postretirement benefit mark-to-market adjustments	80	(4)	34	90
Claim settlement	—	—	(25)	—
Per share - assuming dilution
Impairment charge	—	—	—	.41
Restructuring charges, implementation costs and other related costs	.07	.03	.03	.02
Pension and postretirement benefit mark-to-market adjustments	.26	(.01)	.11	.29
Claim settlement	—	—	(.08)	—

	2015
	First	Second	Third	Fourth
Net sales	$2,255	$2,234	$1,900	$1,693
Gross profit	795	743	682	562
Net earnings attributable to Campbell Soup Company	248	222	179	17
Per share - basic
Net earnings attributable to Campbell Soup Company	.79	.71	.58	.05
Dividends	.312	.312	.312	.312
Per share - assuming dilution
Net earnings attributable to Campbell Soup Company	.78	.71	.57	.05
Market price
High	$45.12	$47.45	$48.31	$49.54
Low	$41.15	$42.70	$44.45	$44.92

	2015
	First	Second	Third	Fourth
In 2015, the following charges were recorded in Net earnings attributable to Campbell Soup Company:
Restructuring charges and implementation costs	$—	$—	$11	$67
Pension and postretirement benefit mark-to-market adjustments	2	—	16	69
Per share - assuming dilution
Restructuring charges and implementation costs	—	—	.04	.21
Pension and postretirement benefit mark-to-market adjustments	.01	—	.05	.22
In the fourth quarter of 2016, an out-of-period adjustment of $13 ($.04 per share) to increase taxes on earnings was recorded. The adjustment related to deferred tax expense that should have been provided on certain cross-currency swap contracts associated with intercompany debt. Most of the adjustment related to the third quarter of 2016. Management does not believe the adjustment is material to the consolidated financial statements for any period.

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

Because of its inherent limitations, any system of internal control over financial reporting, no matter how well defined, may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of July 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment using those criteria, management concluded that the company’s internal control over financial reporting was effective as of July 31, 2016.

The effectiveness of the company’s internal control over financial reporting as of July 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

/s/ Denise M. Morrison
Denise M. Morrison
President and Chief Executive Officer

/s/ Anthony P. DiSilvestro
Anthony P. DiSilvestro
Senior Vice President and Chief Financial Officer

/s/ William J. O’Shea
William J. O’Shea
Vice President and Controller
(Principal Accounting Officer)

September 22, 2016

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of Campbell Soup Company:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(1) present fairly, in all material respects, the financial position of Campbell Soup Company and its subsidiaries at July 31, 2016 and August 2, 2015, and the results of their operations and their cash flows for each of the three fiscal years in the period ended July 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it classifies deferred taxes in 2016 due to the adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes.

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

September 22, 2016

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2016 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
The annual report of management on our internal control over financial reporting is provided under "Financial Statements and Supplementary Data" on page 74. The attestation report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding our internal control over financial reporting is provided under "Financial Statements and Supplementary Data" on page 75.
There were no changes in our internal control over financial reporting that materially affected, or were likely to materially affect, such control over financial reporting during the quarter ended July 31, 2016.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The sections entitled “Election of Directors,” “Voting Securities and Principal Shareholders — Ownership of Directors and Executive Officers” and “Voting Securities and Principal Shareholders — Compliance with Section 16(a) of the Exchange Act” in our Proxy Statement for the Annual Meeting of Shareholders to be held on November 16, 2016 (the 2016 Proxy) are incorporated herein by reference. The information presented in the section entitled “Corporate Governance Policies and Practices — Board Meetings and Committees — Board Committee Structure” in the 2016 Proxy relating to the members of our Audit Committee and the Audit Committee’s financial experts is incorporated herein by reference.
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
Item 11. Executive Compensation
The information presented in the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Corporate Governance Policies and Practices — Compensation of Directors,” “Corporate Governance Policies and Practices — Board Meetings and Committees — Board Committee Structure — Compensation and Organization Committee Interlocks and Insider Participation” and “Compensation Discussion and Analysis — Compensation and Organization Committee Report” in the 2016 Proxy is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information presented in the sections entitled “Voting Securities and Principal Shareholders — Ownership of Directors and Executive Officers” and “Voting Securities and Principal Shareholders — Principal Shareholders” in the 2016 Proxy is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about the stock that could have been issued under our equity compensation plans as of July 31, 2016:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (c)
Equity Compensation Plans Approved by Security Holders (1)	4,325,971	$50.21	12,962,646
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	4,325,971	$50.21	12,962,646
____________________________________

(1)
Column (a) represents stock options and restricted stock units outstanding under the 2015 Long-Term Incentive Plan, 2005 Long-Term Incentive Plan and the 2003 Long-Term Incentive Plan. No additional awards can be made under the 2003 Long-Term Incentive Plan or the 2005 Long-Term Incentive Plan. Future equity awards under the 2015 Long-Term Incentive Plan may take the form of stock options, SARs, performance unit awards, restricted stock, restricted performance stock, restricted stock units, or stock awards. Column (b) represents the weighted-average exercise price of the outstanding stock options only; the outstanding restricted stock units are not included in this calculation. Column (c) represents the maximum number of future equity awards that can be made under the 2015 Long-Term Incentive Plan as of July 31, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information presented in the section entitled “Corporate Governance Policies and Practices — Transactions with Related Persons,” “Election of Directors — Director Independence” and “Corporate Governance Policies and Practices — Board Meetings and Committees — Board Committee Structure” in the 2016 Proxy is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information presented in the section entitled “Audit Matters — Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Firm Fees and Services” in the 2016 Proxy is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1.  Financial Statements
Consolidated Statements of Earnings for 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income for 2016, 2015 and 2014
Consolidated Balance Sheets as of July 31, 2016 and August 2, 2015
Consolidated Statements of Cash Flows for 2016, 2015 and 2014
Consolidated Statements of Equity for 2016, 2015 and 2014
Notes to Consolidated Financial Statements
Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
2.  Financial Statement Schedule
II - Valuation and Qualifying Accounts for 2016, 2015 and 2014

3.  Exhibits

3(i)
Campbell’s Restated Certificate of Incorporation, as amended through February 24, 1997, is incorporated by reference to Exhibit 3(i) to Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 28, 2002.

3(ii)	Campbell’s By-Laws, effective April 1, 2016, are incorporated by reference to Exhibit 3 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 24, 2016.

4(a)
Indenture, dated November 24, 2008, between Campbell and The Bank of New York Mellon, as Trustee, is incorporated by reference to Exhibit 4(a) to Campbell’s Registration Statement on Form S-3 (File No. 333-155626) filed with the SEC on November 24, 2008.

4(b)
Form of First Supplemental Indenture, dated August 2, 2012, among Campbell, The Bank of New York Mellon and Wells Fargo Bank, National Association, as Series Trustee, to Indenture dated November 24, 2008, is incorporated by reference to Exhibit 4.1 to Campbell's Form 8-K (File No. 1-3822) filed with the SEC on August 2, 2012.

4(c)	Form of 3.050% Notes due 2017 is incorporated by reference to Exhibit 4.1 to Campbell's Form 8-K (File No. 1-3822) filed with the SEC on July 1, 2010.

4(d)	Form of 4.500% Notes due 2019 is incorporated by reference to Exhibit 4.1 to Campbell's Form 8-K (File No. 1-3822) filed with the SEC on January 20, 2009.

4(e)	Form of 4.250% Notes due 2021 is incorporated by reference to Exhibit 4.1 to Campbell's Form 8-K (File No. 1-3822) filed with the SEC on April 1, 2011.

4(f)	Form of 2.500% Notes due 2022 is incorporated by reference to Exhibit 4.1 to Campbell's Form 8-K (File No. 1-3822) filed with the SEC on August 2, 2012.

4(g)	Form of 3.800% Notes due 2042 is incorporated by reference to Exhibit 4.1 to Campbell's Form 8-K (File No. 1-3822) filed with the SEC on August 2, 2012.

9(a)
Major Stockholders’ Voting Trust Agreement dated June 2, 1990, as amended, is incorporated by reference to (i) Exhibit 99.C to Campbell’s Schedule 13E-4 (SEC file number 5-7735) filed on September 12, 1996, (ii) Exhibit 99.G to Amendment No. 7 to Schedule 13D (SEC file number 5-7735) dated March 3, 2000, (iii) Exhibit 99.M to Amendment No. 8 to Schedule 13D (SEC file number 5-7735) dated January 26, 2001, (iv) Exhibit 99.P to Amendment No. 9 to Schedule 13D (SEC file number 5-7735) dated September 30, 2002, and (v) Exhibits 9(b), 9(c), 9(d) and 9(e) to Campbell's Form 10-K (SEC file number 1-3822) for the fiscal year ended August 3, 2014, each as filed with the SEC.

10(a)+
Campbell Soup Company 2003 Long-Term Incentive Plan, as amended and restated on September 25, 2008, is incorporated by reference to Exhibit 10(b) to Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended August 3, 2008.

10(b)+
Campbell Soup Company 2005 Long-Term Incentive Plan, as amended and restated on November 18, 2010, is incorporated by reference to Campbell’s 2010 Proxy Statement (SEC file number 1-3822) filed with the SEC on October 7, 2010.

10(c)+	Campbell Soup Company 2015 Long-Term Incentive Plan is incorporated by reference to Campbell’s 2015 Proxy Statement (SEC file number 1-3822) filed with the SEC on October 9, 2015.

10(d)+
Campbell Soup Company Annual Incentive Plan, as amended on November 19, 2014, is incorporated by reference to Campbell’s 2014 Proxy Statement (SEC file number 1-3822) filed with the SEC on October 1, 2014.

10(e)+
Campbell Soup Company Mid-Career Hire Pension Plan, as amended and restated effective as of January 1, 2009, is incorporated by reference to Exhibit 10(a) to Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2009.

10(f)+
First Amendment to the Campbell Soup Company Mid-Career Hire Pension Plan, effective as of December 31, 2010, is incorporated by reference to Exhibit 10(a) to Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 30, 2011.

10(g)+	Deferred Compensation Plan, effective November 18, 1999, is incorporated herein by reference to Exhibit 10(e) to Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 30, 2000.

10(h)+
Campbell Soup Company Supplemental Retirement Plan (formerly known as Deferred Compensation Plan II), as amended and restated effective as of January 1, 2011, is incorporated herein by reference to Exhibit 10(h) to Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 31, 2011.

10(i)+
Severance Protection Agreement dated January 8, 2001, with Douglas R. Conant is incorporated herein by reference to Exhibit 10(a) to Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 28, 2001. Agreements with the existing executive officers listed under the heading “Executive Officers of the Company” (other than Carlos Barroso, Adam G. Ciongoli, Jeffrey T. Dunn and Luca Mignini) are in all material respects the same as Mr. Conant’s agreement.

10(j)+
Amendment to the Severance Protection Agreement dated February 26, 2008, with Douglas R. Conant is incorporated by reference to Exhibit 10(b) to Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 2, 2008. Amendments with the existing executive officers listed under the heading “Executive Officers of the Company” (other than Carlos Barroso, Adam G. Ciongoli, Jeffrey T. Dunn and Luca Mignini) are in all material respects the same as Mr. Conant’s agreement.

10(k)+	Form of U.S. Severance Protection Agreement is incorporated by reference to Exhibit 10(c) to Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 2, 2008.

10(l)+	Form of Non-U.S. Severance Protection Agreement is incorporated by reference to Exhibit 10(d) to Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 2, 2008.

10(m)+	Form of U.S. Severance Protection Agreement is incorporated by reference to Exhibit 10(m) to Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 31, 2011.

10(n)+	Form of Non-U.S. Severance Protection Agreement is incorporated by reference to Exhibit 10(n) to Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 31, 2011.

10(o)+	Form of Amendment to U.S. and Non-U.S. Severance Protection Agreements filed herewith.

10(p)+
Campbell Soup Company Severance Pay Plan for Salaried Employees, as amended and restated effective January 1, 2011, is incorporated by reference to Exhibit 10(a) to Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended May 1, 2011.

10(q)+
Amendment to the Campbell Soup Company Severance Pay Plan for Salaried Employees, effective as of May 1, 2015, is incorporated by reference to Exhibit 10(b) to Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended May 3, 2015.

10(r)+
Amendment to the Campbell Soup Company Severance Pay Plan for Salaried Employees, dated December 17, 2015, is incorporated by reference to Exhibit 10(a) to Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 31, 2016.

10(s)+
Campbell Soup Company Supplemental Employees’ Retirement Plan, as amended and restated effective January 1, 2009, is incorporated by reference to Exhibit 10(c) to Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2009.

10(t)+
First Amendment to the Campbell Soup Company Supplemental Employees’ Retirement Plan, effective as of December 31, 2010, is incorporated by reference to Exhibit 10(c) to Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 30, 2011.

10(u)*+
Letter Agreement, dated July 22, 2014, between Campbell and Jeffrey T. Dunn is incorporated by reference to Exhibit 10(a) to Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2015.

10(v)+
2005 Long-Term Incentive Plan Time-Lapsed Restricted Stock Unit Agreement, dated as of August 1, 2014, between Campbell and Jeffrey T. Dunn, is incorporated by reference to Exhibit 10(b) to Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2015.

10(w)*+
2005 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement, dated as of October 1, 2014, between Campbell and Jeffrey T. Dunn is incorporated by reference to Exhibit 10(c) to Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2015.

10(x)*+
2005 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement, dated as of October 1, 2014, between Campbell and Jeffrey T. Dunn is incorporated by reference to Exhibit 10(d) to Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2015.

10(y)*+
Letter Agreement, dated February 15, 2016, between Campbell and Jeffrey T. Dunn is incorporated by reference to Exhibit 10.1 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on February 19, 2016.

10(z)+
Wm. Bolthouse Farms, Inc. Salaried & Hourly Administrative Performance-Based Incentive Plan is incorporated by reference to Exhibit 10(e) to Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2015.

10(aa)+
Wm. Bolthouse Farms, Inc. Deferred Compensation Plan, effective as of August 1, 2010, is incorporated by reference to Exhibit 10(f) to Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2015.

10(bb)+
Form of 2005 Long-Term Incentive Plan Time-Lapsed Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.1 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on February 2, 2015.

10(cc)+
Form of 2005 Long-Term Incentive Plan Nonqualified Stock Option Agreement is incorporated by reference to Exhibit 10 to Campbell's Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 1, 2015.

10(dd)+	Form of 2015 Long-Term Incentive Plan Nonqualified Stock Option Agreement filed herewith.

10(ee)+	Form of 2015 Long-Term Incentive Plan Performance Stock Unit Agreement (Earnings Per Share) filed herewith.

10(ff)+	Form of 2015 Long-Term Incentive Plan Performance Stock Unit Agreement (Total Shareholder Return) filed herewith.

10(gg)+	Form of 2015 Long-Term Incentive Plan Time-Lapse Restricted Stock Unit Agreement filed herewith.

18
Preferability letter regarding change in accounting principle is incorporated by reference to Campbell's Form 10-Q (SEC file number 1-3822) filed with the SEC for the fiscal quarter ended November 1, 2015.

21	Subsidiary List.

23	Consent of Independent Registered Public Accounting Firm.

31(a)	Certification of Denise M. Morrison pursuant to Rule 13a-14(a).

31(b)	Certification of Anthony P. DiSilvestro pursuant to Rule 13a-14(a).

32(a)	Certification of Denise M. Morrison pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of Anthony P. DiSilvestro pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
*Portions of this document have been omitted and filed separately with the Commission pursuant to a confidential treatment request under 17 C.F.R. 240.24b-2.
+This exhibit is a management contract or compensatory plan or arrangement.

We will furnish to the SEC, upon request, a copy of any of our long-term debt agreements not otherwise filed with the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Campbell has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
September 22, 2016

CAMPBELL SOUP COMPANY

By:	/s/ Anthony P. DiSilvestro
Anthony P. DiSilvestro
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Campbell and in the capacities indicated on September 22, 2016.

Signatures

/s/ Denise M. Morrison	/s/ Mary Alice D. Malone
Denise M. Morrison	Mary Alice D. Malone
President, Chief Executive Officer and Director	Director
(Principal Executive Officer)

/s/ Anthony P. DiSilvestro	/s/ Sara Mathew
Anthony P. DiSilvestro	Sara Mathew
Senior Vice President and Chief Financial Officer	Director
(Principal Financial Officer)

/s/ William J. O’Shea	/s/ Keith R. McLoughlin
William J. O’Shea	Keith R. McLoughlin
Vice President and Controller	Director
(Principal Accounting Officer)

/s/ Les C. Vinney	/s/ Charles R. Perrin
Les C. Vinney	Charles R. Perrin
Chairman and Director	Director

/s/ Bennett Dorrance	/s/ Nick Shreiber
Bennett Dorrance	Nick Shreiber
Director	Director

/s/ Randall W. Larrimore	/s/ Tracey T. Travis
Randall W. Larrimore	Tracey T. Travis
Director	Director

/s/ Marc B. Lautenbach	/s/ Archbold D. van Beuren
Marc B. Lautenbach	Archbold D. van Beuren
Director	Director

Schedule II

CAMPBELL SOUP COMPANY
Valuation and Qualifying Accounts

For the Fiscal Years ended July 31, 2016, August 2, 2015 and August 3, 2014
(Millions)

	Balance at Beginning of Period	Charged to/ (Reduction in) Costs and Expenses	Deductions	Acquisitions	Balance at End of Period
Fiscal year ended July 31, 2016
Cash discount	$5	$116	$(117)	$—	$4
Bad debt reserve	4	(1)	—	—	3
Returns reserve(1)	4	2	(1)	—	5
Total Accounts receivable allowances	$13	$117	$(118)	$—	$12

Fiscal year ended August 2, 2015
Cash discount	$4	$116	$(115)	$—	$5
Bad debt reserve	3	2	(1)	—	4
Returns reserve(1)	5	—	(1)	—	4
Total Accounts receivable allowances	$12	$118	$(117)	$—	$13

Fiscal year ended August 3, 2014
Cash discount	$5	$114	$(115)	$—	$4
Bad debt reserve	2	—	(1)	2	3
Returns reserve(1)	4	1	—	—	5
Total Accounts receivable allowances	$11	$115	$(116)	$2	$12
_______________________________________

(1)
The returns reserve is evaluated quarterly and adjusted accordingly. During each period, returns are charged to net sales in the Consolidated Statements of Earnings as incurred. Actual returns were approximately $95 in 2016, $105 in 2015 and $118 in 2014, or less than 2% of net sales.