Form 10-Q
period 2016-10-30
CAMPBELL SOUP CO
filed 2016-12-07
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
_________________________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number
October 30, 2016	1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.

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

There were 307,051,879 shares of capital stock outstanding as of December 1, 2016.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended
	October 30, 2016	November 1, 2015
Net sales	$2,202	$2,203
Costs and expenses
Cost of products sold	1,361	1,448
Marketing and selling expenses	228	226
Administrative expenses	123	156
Research and development expenses	26	32
Other expenses / (income)	6	5
Restructuring charges	1	21
Total costs and expenses	1,745	1,888
Earnings before interest and taxes	457	315
Interest expense	29	29
Interest income	1	1
Earnings before taxes	429	287
Taxes on earnings	137	93
Net earnings	292	194
Less: Net earnings (loss) attributable to noncontrolling interests	—	—
Net earnings attributable to Campbell Soup Company	$292	$194
Per Share — Basic
Net earnings attributable to Campbell Soup Company	$.95	$.63
Dividends	$.35	$.312
Weighted average shares outstanding — basic	308	310
Per Share — Assuming Dilution
Net earnings attributable to Campbell Soup Company	$.94	$.62
Weighted average shares outstanding — assuming dilution	310	312
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(unaudited)
(millions)

	Three Months Ended
	October 30, 2016			November 1, 2015
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$292			$194
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(8)	$—	(8)	$(26)	$1	(25)
Cash-flow hedges:
Unrealized gains (losses) arising during the period	13	(5)	8	(8)	3	(5)
Reclassification adjustment for (gains) losses included in net earnings	2	—	2	(2)	—	(2)
Pension and other postretirement benefits:
Reclassification of prior service credit included in net earnings	(6)	2	(4)	—	—	—
Other comprehensive income (loss)	$1	$(3)	(2)	$(36)	$4	(32)
Total comprehensive income (loss)			$290			$162
Total comprehensive income (loss) attributable to noncontrolling interests			1			—
Total comprehensive income (loss) attributable to Campbell Soup Company			$289			$162
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	October 30, 2016	July 31, 2016
Current assets
Cash and cash equivalents	$290	$296
Accounts receivable, net	841	626
Inventories	964	940
Other current assets	51	46
Total current assets	2,146	1,908
Plant assets, net of depreciation	2,380	2,407
Goodwill	2,259	2,263
Other intangible assets, net of amortization	1,145	1,152
Other assets ($39 and $34 attributable to variable interest entity)	109	107
Total assets	$8,039	$7,837
Current liabilities
Short-term borrowings	$1,290	$1,219
Payable to suppliers and others	653	610
Accrued liabilities	587	604
Dividend payable	111	100
Accrued income taxes	119	22
Total current liabilities	2,760	2,555
Long-term debt	2,298	2,314
Deferred taxes	414	396
Other liabilities	969	1,039
Total liabilities	6,441	6,304
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	317	354
Earnings retained in the business	2,112	1,927
Capital stock in treasury, at cost	(745)	(664)
Accumulated other comprehensive loss	(107)	(104)
Total Campbell Soup Company shareholders' equity	1,589	1,525
Noncontrolling interests	9	8
Total equity	1,598	1,533
Total liabilities and equity	$8,039	$7,837
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Three Months Ended
	October 30, 2016	November 1, 2015
Cash flows from operating activities:
Net earnings	$292	$194
Adjustments to reconcile net earnings to operating cash flow
Restructuring charges	1	21
Stock-based compensation	14	13
Pension and postretirement benefit expense (income)	(11)	133
Depreciation and amortization	77	74
Deferred income taxes	19	(35)
Other, net	(2)	(1)
Changes in working capital
Accounts receivable	(218)	(184)
Inventories	(27)	(56)
Prepaid assets	(6)	(6)
Accounts payable and accrued liabilities	96	98
Pension fund contributions	(1)	(1)
Receipts from (payments of) hedging activities	(2)	3
Other	(11)	(9)
Net cash provided by operating activities	221	244
Cash flows from investing activities:
Purchases of plant assets	(48)	(71)
Sales of plant assets	—	2
Other, net	(4)	1
Net cash used in investing activities	(52)	(68)
Cash flows from financing activities:
Net short-term borrowings (repayments)	86	(11)
Long-term repayments	(27)	—
Dividends paid	(100)	(100)
Treasury stock purchases	(112)	(32)
Treasury stock issuances	—	1
Payments related to tax withholding for stock-based compensation	(20)	(20)
Net cash used in financing activities	(173)	(162)
Effect of exchange rate changes on cash	(2)	(4)
Net change in cash and cash equivalents	(6)	10
Cash and cash equivalents — beginning of period	296	253
Cash and cash equivalents — end of period	$290	$263
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at August 2, 2015	323	$12	(13)	$(556)	$339	$1,754	$(168)	$(4)	$1,377
Net earnings (loss)						194		—	194
Other comprehensive income (loss)							(32)	—	(32)
Dividends ($.312 per share)						(98)			(98)
Treasury stock purchased			(1)	(32)					(32)
Treasury stock issued under management incentive and stock option plans			1	31	(30)				1
Balance November 1, 2015	323	$12	(13)	$(557)	$309	$1,850	$(200)	$(4)	$1,410
Balance at July 31, 2016	323	$12	(15)	$(664)	$354	$1,927	$(104)	$8	$1,533
Net earnings (loss)						292		—	292
Other comprehensive income (loss)							(3)	1	(2)
Dividends ($.35 per share)						(107)			(107)
Treasury stock purchased			(2)	(112)					(112)
Treasury stock issued under management incentive and stock option plans			1	31	(37)				(6)
Balance at October 30, 2016	323	$12	(16)	$(745)	$317	$2,112	$(107)	$9	$1,598
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
The financial statements reflect all adjustments which are, in our opinion, necessary for a fair presentation of the results of operations, financial position, and cash flows for the indicated periods. The accounting policies we used in preparing these financial statements are substantially consistent with those we applied in our Annual Report on Form 10-K for the year ended July 31, 2016, except as described in Note 2.
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
In April 2015, the FASB issued guidance to clarify the accounting for fees paid by a customer in a cloud computing arrangement. The guidance is effective for fiscal years beginning on or after December 15, 2015, and interim periods within those years. Early adoption is permitted. The new guidance should be applied either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. In 2017, we prospectively adopted the guidance. The adoption did not have a material impact on our consolidated financial statements.
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
In March 2016, the FASB issued guidance that amends accounting for share-based payments, including the accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. We adopted the guidance in 2017. In accordance with the prospective adoption of the recognition of excess tax benefits and deficiencies in the Consolidated Statements of Earnings, we recognized a $6 tax benefit in Taxes on earnings in the three-

month period ended October 30, 2016. We elected to continue to estimate forfeitures expected to occur. In addition, we elected to adopt retrospectively the amendment to present excess tax benefits on share-based compensation as an operating activity, which resulted in a reclassification of $6 from Net cash used in financing activities to Net cash provided by operating activities in the Consolidated Statement of Cash Flows for the three-month period ended November 1, 2015. We also adopted retrospectively the amendment to present cash payments to tax authorities in connection with shares withheld to meet statutory tax withholding requirements as a financing activity. As a result, there was a reclassification of $20 from Net cash provided by operating activities to Net cash used in financing activities in the Consolidated Statement of Cash Flows for the three-month period ended November 1, 2015.
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
In October 2016, the FASB issued guidance on tax accounting for intra-entity asset transfers. Under current guidance, the tax effects of intra-entity asset transfers (intercompany sales) are deferred until the transferred asset is sold to a third party or otherwise recognized. The new guidance requires companies to account for the income tax effects on intercompany transfers of assets other than inventory when the transfer occurs. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted in the first interim period of a fiscal year. The modified retrospective approach is required upon adoption, with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

3.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

	Foreign Currency Translation Adjustments(1)	Gains (Losses) on Cash Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at July 31, 2016	$(124)	$(41)	$61	$(104)
Other comprehensive income (loss) before reclassifications	(9)	8	—	(1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	(4)	(2)
Net current-period other comprehensive income (loss)	(9)	10	(4)	(3)
Balance at October 30, 2016	$(133)	$(31)	$57	$(107)
_____________________________________

(1)	Included a tax expense of $6 as of October 30, 2016, and July 31, 2016.

(2)	Included a tax benefit of $18 as of October 30, 2016, and $23 as of July 31, 2016.

(3)	Included a tax expense of $33 as of October 30, 2016, and $35 as of July 31, 2016.
Amounts related to noncontrolling interests were not material.

The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	October 30, 2016	November 1, 2015	Location of (Gain) Loss Recognized in Earnings
(Gains) losses on cash flow hedges:
Foreign exchange forward contracts	$1	$(2)	Cost of products sold
Foreign exchange forward contracts	—	(1)	Other expenses / (income)
Forward starting interest rate swaps	1	1	Interest expense
Total before tax	2	(2)
Tax expense (benefit)	—	—
(Gain) loss, net of tax	$2	$(2)

Pension and postretirement benefit adjustments:
Prior service credit	$(6)	$—	(1)
Tax expense (benefit)	2	—
(Gain) loss, net of tax	$(4)	$—
_____________________________________

(1)	This is included in the components of net periodic benefit costs (see Note 8 for additional details).

4.	Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill by business segment:

	Americas Simple Meals and Beverages	Global Biscuits and Snacks	Campbell Fresh	Total
Gross balance at July 31, 2016	$775	$757	$837	$2,369
Accumulated impairment charges	—	—	(106)	(106)
Net balance at July 31, 2016	$775	$757	$731	$2,263
Foreign currency translation adjustment	(2)	(2)	—	(4)
Balance at October 30, 2016	$773	$755	$731	$2,259
Intangible Assets
The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

Intangible Assets	October 30, 2016	July 31, 2016
Amortizable intangible assets
Customer relationships	$222	$222
Technology	40	40
Other	35	35
Total gross amortizable intangible assets	$297	$297
Accumulated amortization	(77)	(72)
Total net amortizable intangible assets	$220	$225
Non-amortizable intangible assets
Trademarks	925	927
Total net intangible assets	$1,145	$1,152
Non-amortizable intangible assets consist of trademarks, which include Bolthouse Farms, Pace, Plum, Kjeldsens, Garden Fresh Gourmet and Royal Dansk. Other amortizable intangible assets consist of recipes, patents, trademarks and distributor relationships.

Amortization of intangible assets was $5 for the three-month periods ended October 30, 2016, and November 1, 2015. Amortization expense for the next 5 years is estimated to be $20 in 2017, and $15 in 2018 through 2021. Asset useful lives range from 5 to 20 years.

5.	Business and Geographic Segment Information
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

•
Global Biscuits and Snacks segment includes Pepperidge Farm cookies, crackers, bakery and frozen products in U.S. retail; Arnott’s biscuits in Australia and Asia Pacific; and Kelsen cookies globally. The segment also includes the simple meals and shelf-stable beverages business in Australia and Asia Pacific; and

•
Campbell Fresh includes Bolthouse Farms fresh carrots, carrot ingredients, refrigerated beverages and refrigerated salad dressings; Garden Fresh Gourmet salsa, hummus, dips and tortilla chips; and the U.S. refrigerated soup business.

We evaluate segment performance before interest, taxes and costs associated with restructuring activities. Unrealized gains and losses on commodity hedging activities are excluded from segment operating earnings and are recorded in Corporate as these open positions represent hedges of future purchases. Upon closing of the contracts, the realized gain or loss is transferred to segment operating earnings, which allows the segments to reflect the economic effects of the hedge without exposure to quarterly volatility of unrealized gains and losses. Only the service cost component of pension and postretirement expense is allocated to segments. All other components of expense, including interest cost, expected return on assets, amortization of prior service credits and recognized actuarial gains and losses are reflected in Corporate and not included in segment operating results. Asset information by segment is not discretely maintained for internal reporting or used in evaluating performance.

	Three Months Ended
	October 30, 2016	November 1, 2015
Net sales
Americas Simple Meals and Beverages	$1,297	$1,302
Global Biscuits and Snacks	671	652
Campbell Fresh	234	249
Total	$2,202	$2,203

	Three Months Ended
	October 30, 2016	November 1, 2015
Earnings before interest and taxes
Americas Simple Meals and Beverages	$383	$363
Global Biscuits and Snacks	112	114
Campbell Fresh	1	18
Corporate(1)	(38)	(159)
Restructuring charges(2)	(1)	(21)
Total	$457	$315

(1)
Represents unallocated items. Pension and postretirement benefit mark-to-market adjustments are included in Corporate. Losses were $20 and $128 in the three-month periods ended October 30, 2016, and November 1, 2015, respectively. Costs of $8 and $15 related to the implementation of our new organizational structure and cost savings initiatives were included in the three-month periods ended October 30, 2016, and November 1, 2015, respectively.

(2)	See Note 6 for additional information.

Our global net sales based on product categories are as follows:

	Three Months Ended
	October 30, 2016	November 1, 2015
Net sales
Soup	$863	$864
Baked snacks	653	634
Other simple meals	429	429
Beverages	257	276
Total	$2,202	$2,203
Soup includes various soup, broths and stock products. Baked Snacks include cookies, crackers, biscuits and other baked products. Other simple meals include sauces, carrot products, refrigerated salad dressings, refrigerated salsa, hummus, dips and Plum foods and snacks.

6.	Restructuring Charges and Cost Savings Initiatives
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
As part of these initiatives, we commenced a voluntary employee separation program available to certain U.S.-based salaried employees nearing retirement who met age, length-of-service and business unit/function criteria. A total of 471 employees elected the program. The electing employees remained with us through at least July 31, 2015, with some remaining beyond July 31. We also implemented an initiative to reduce overhead across the organization by eliminating approximately 275 positions. In the first quarter of 2017, we recorded a restructuring charge of $1 related to these initiatives. In 2016, we recorded a restructuring charge of $35 related to these initiatives. Of the amounts recorded in 2016, $21 was recorded in the first quarter. In 2015, we recorded a restructuring charge of $102 related to these initiatives.
In the first quarter of 2017, we also incurred charges of $8 in Administrative expenses related to the implementation of the new organizational structure and cost savings initiatives. In 2016 and 2015, we incurred charges of $47 and $22, respectively, recorded in Administrative expenses related to these initiatives. Of the amounts recorded in 2016, $15 was recorded in the first quarter.
In the first quarter of 2017, the aggregate after-tax impact of restructuring charges, implementation costs and other related costs recorded was $6, or $.02 per share. In the first quarter of 2016, the aggregate after-tax impact of restructuring charges, implementation costs and other related costs recorded was $23, or $.07 per share. The aggregate after-tax impact of restructuring charges, implementation costs and other related costs recorded in 2016 and 2015 was $52, or $.17 per share, and $78, or $.25 per share, respectively. A summary of the pre-tax costs associated with the 2015 initiatives is as follows:

Recognized as of October 30, 2016
Severance pay and benefits	$129
Implementation costs and other related costs	86
Total	$215
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

A summary of the restructuring activity and related reserves associated with the 2015 initiatives at October 30, 2016, is as follows:

	Severance Pay and Benefits	Implementation Costs and Other Related Costs(3)	Total Charges
Accrued balance at July 31, 2016(1)	$73
2017 charges	1	8	$9
2017 cash payments	(14)
Accrued balance at October 30, 2016(2)	$60
_______________________________________

(1)	Includes $17 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.

(2)	Includes $9 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.

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

Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

	October 30, 2016
	Three Months Ended	Costs Incurred to Date
Americas Simple Meals and Beverages	$—	$71
Global Biscuits and Snacks	3	69
Campbell Fresh	—	2
Corporate	6	73
Total	$9	$215

7.	Earnings per Share
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. The earnings per share calculation for the three-month periods ended October 30, 2016, and November 1, 2015, excludes less than 1 million stock options that would have been antidilutive.

8.	Pension and Postretirement Benefits
We sponsor certain defined benefit pension and postretirement plans for employees. Actuarial gains and losses are recognized immediately in our Consolidated Statements of Earnings as of the measurement date, which is our fiscal year end, or more frequently if an interim remeasurement is required. Components of net benefit (income) / expense were as follows:

	Three Months Ended
	Pension		Postretirement
	October 30, 2016	November 1, 2015	October 30, 2016	November 1, 2015
Service cost	$6	$7	$—	$—
Interest cost	22	25	3	4
Expected return on plan assets	(36)	(39)	—	—
Amortization of prior service credit	—	—	(6)	—
Recognized net actuarial loss	—	136	—	—
Net periodic benefit (income) / expense	$(8)	$129	$(3)	$4
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
No contributions are expected to be made to U.S. pension plans in 2017. Contributions to non-U.S. pension plans during the three-month period ended October 30, 2016, were $1. We expect contributions to non-U.S. pension plans during the remainder of the year to be approximately $3.

9.	Financial Instruments
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
Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We do not have credit-risk-related contingent features in our derivative instruments as of October 30, 2016, or July 31, 2016.
We are also exposed to credit risk from our customers. During 2016, our largest customer accounted for approximately 20% of consolidated net sales. Our five largest customers accounted for approximately 40% of our consolidated net sales in 2016.
We closely monitor credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk related to our international operations, including non-functional currency intercompany debt and net investments in subsidiaries. We are also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. Principal currencies hedged include the Canadian dollar, Australian dollar and U.S. dollar. We utilize foreign exchange forward purchase and sale contracts, as well as cross-currency swaps, to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. To hedge currency exposures related to intercompany debt, we enter into foreign exchange forward purchase and sale contracts, as well as cross-currency swap contracts, for periods consistent with the underlying debt. The notional amount of foreign exchange forward contracts accounted for as cash-flow hedges was $74 at October 30, 2016, and $91 at July 31, 2016. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings on the same line item and the same period in which the underlying hedged transaction affects earnings. The notional amount of foreign exchange forward contracts that are not designated as accounting hedges was $121 and $175 at October 30, 2016, and July 31, 2016, respectively. There were no cross-currency swap contracts outstanding as of October 30, 2016, or July 31, 2016.
Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. We manage our exposure to interest rate volatility on future debt issuances by entering into forward starting interest rate swaps to lock in the rate on the interest payments related to the anticipated debt issuances. These pay fixed rate/receive variable rate forward starting interest rate swaps are accounted for as cash-flow hedges. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings over the life of the debt. The notional amount of outstanding forward starting interest rate swaps totaled $300 at October 30, 2016 and at July 31, 2016, which relates to an anticipated debt issuance in 2018.

Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, diesel fuel, cocoa, aluminum, natural gas, soybean oil, butter, corn and cheese, which impact the cost of raw materials. Commodity futures, options, and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. There were no commodity contracts accounted for as cash-flow hedges as of October 30, 2016, or July 31, 2016. The notional amount of commodity contracts not designated as accounting hedges was $71 at October 30, 2016, and $88 at July 31, 2016.
Equity Price Risk
We enter into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of our capital stock, the total return of the Vanguard Institutional Index, and the total return of the Vanguard Total International Stock Index. Under these contracts, we pay variable interest rates and receive from the counterparty either: the total return on our capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index; or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index. These contracts were not designated as hedges for accounting purposes. We enter into these contracts for periods typically not exceeding 12 months. The notional amounts of the contracts as of October 30, 2016, and July 31, 2016, were $42 and $44, respectively.
The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of October 30, 2016, and July 31, 2016:

	Balance Sheet Classification	October 30, 2016	July 31, 2016
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$—	$1
Total derivatives designated as hedges		$—	$1
Derivatives not designated as hedges:
Commodity derivative contracts	Other current assets	$5	$3
Deferred compensation derivative contracts	Other current assets	—	1
Foreign exchange forward contracts	Other current assets	1	—
Total derivatives not designated as hedges		$6	$4
Total asset derivatives		$6	$5

	Balance Sheet Classification	October 30, 2016	July 31, 2016
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$3	$4
Forward starting interest rate swaps	Accrued liabilities	34	—
Forward starting interest rate swaps	Other liabilities	—	44
Total derivatives designated as hedges		$37	$48
Derivatives not designated as hedges:
Commodity derivative contracts	Accrued liabilities	$3	$4
Deferred compensation derivative contracts	Accrued liabilities	—	1
Foreign exchange forward contracts	Accrued liabilities	2	7
Total derivatives not designated as hedges		$5	$12
Total liability derivatives		$42	$60

We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of October 30, 2016, and July 31, 2016, would be adjusted as detailed in the following table:

	October 30, 2016			July 31, 2016
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$6	$(5)	$1	$5	$(4)	$1
Total liability derivatives	$42	$(5)	$37	$60	$(4)	$56
We do not offset fair value amounts recognized for exchange-traded commodity derivative instruments and cash margin accounts executed with the same counterparty that are subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of open positions. At October 30, 2016, and July 31, 2016, a cash margin account balance of $2 and $5, respectively, was included in Other current assets in the Consolidated Balance Sheets.
The following tables show the effect of our derivative instruments designated as cash-flow hedges for the three-month periods ended October 30, 2016, and November 1, 2015, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-Flow Hedge OCI Activity
Derivatives Designated as Cash-Flow Hedges		October 30, 2016	November 1, 2015
OCI derivative gain (loss) at beginning of year		$(64)	$(10)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		3	—
Forward starting interest rate swaps		10	(8)
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	1	(2)
Foreign exchange forward contracts	Other expenses / (income)	—	(1)
Forward starting interest rate swaps	Interest expense	1	1
OCI derivative gain (loss) at end of quarter		$(49)	$(20)
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a loss of $9. The ineffective portion and amount excluded from effectiveness testing were not material.
The following table shows the effects of our derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

		Amount of (Gain) Loss Recognized in Earnings on Derivatives
Derivatives not Designated as Hedges	Location of (Gain) Loss Recognized in Earnings	Three Months Ended
		October 30, 2016	November 1, 2015
Commodity derivative contracts	Cost of products sold	$(4)	$2
Deferred compensation derivative contracts	Administrative expenses	2	—
Total		$(2)	$2

10.	Variable Interest Entity
In February 2016, we agreed to make a $125 capital commitment to Acre Venture Partners, L.P. (Acre), a limited partnership formed to make venture capital investments in innovative new companies in food and food-related industries. Acre is managed by its general partner, Acre Ventures GP, LLC, which is independent of us. We are the sole limited partner of Acre and own a

99.8% interest. Our share of earnings (loss) is calculated according to the terms of the partnership agreement. Acre is a VIE. We have determined that we are the primary beneficiary. Therefore, we consolidate Acre and account for the third party ownership as a noncontrolling interest. Through October 30, 2016, we funded $41 of the capital commitment. Except for the remaining unfunded capital commitment of $84, we do not have obligations to provide additional financial or other support to Acre.
Acre elected the fair value option to account for qualifying investments to more appropriately reflect the value of the investments in the financial statements. The investments were $39 and $34 as of October 30, 2016, and July 31, 2016, respectively, and are included in Other assets on the Consolidated Balance Sheets. Changes in the fair values of investments for which the fair value option was elected are included in Other expenses / (income) on the Consolidated Statements of Earnings. Changes in the fair value were not material through October 30, 2016. Current assets and liabilities of Acre were not material as of October 30, 2016, or July 31, 2016.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our financial assets and liabilities that are measured at fair value on a recurring basis as of October 30, 2016, and July 31, 2016, consistent with the fair value hierarchy:

	Fair Value as of October 30, 2016	Fair Value Measurements at October 30, 2016 Using Fair Value Hierarchy			Fair Value as of July 31, 2016	Fair Value Measurements at July 31, 2016 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts(1)	$1	$—	$1	$—	$1	$—	$1	$—
Commodity derivative contracts(2)	5	4	1	—	3	2	1	—
Deferred compensation derivative contracts(3)	—	—	—	—	1	—	1	—
Fair value option investments (4)	38	—	7	31	33	—	8	25
Total assets at fair value	$44	$4	$9	$31	$38	$2	$11	$25

	Fair Value as of October 30, 2016	Fair Value Measurements at October 30, 2016 Using Fair Value Hierarchy			Fair Value as of July 31, 2016	Fair Value Measurements at July 31, 2016 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Forward starting interest rate swaps(5)	$34	$—	$34	$—	$44	$—	$44	$—
Foreign exchange forward contracts(1)	5	—	5	—	11	—	11	—
Commodity derivative contracts(2)	3	3	—	—	4	4	—	—
Deferred compensation derivative contracts(3)	—	—	—	—	1	—	1	—
Deferred compensation obligation(6)	119	119	—	—	119	119	—	—
Total liabilities at fair value	$161	$122	$39	$—	$179	$123	$56	$—
___________________________________

(1)	Based on observable market transactions of spot currency rates and forward rates.

(2)	Based on quoted futures exchanges and on observable prices of futures and options transactions in the marketplace.

(3)	Based on LIBOR and equity index swap rates.

(4)
Primarily represents investments in equity securities that are not readily marketable and are accounted for under the fair value option. The investments were funded by Acre. See Note 10 for additional information. Fair value is based on analyzing recent transactions and transactions of comparable companies, and the discounted cash flow method. In addition, allocation methods, including the option pricing method, are used in distributing fair value among various equity holders according to rights and preferences. Changes in the fair value of investments were not material through October 30, 2016.

(5)	Based on LIBOR swap rates.

(6)	Based on the fair value of the participants’ investments.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, excluding the current portion of long-term debt, approximate fair value.
Cash equivalents of $116 at October 30, 2016, and $74 at July 31, 2016, represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of long-term debt, including the current portion of long-term debt in Short-term borrowings, was $2,860 at October 30, 2016, and $2,949 at July 31, 2016. The carrying value was $2,723 at October 30, 2016, and $2,755 at July 31, 2016. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.

12.	Share Repurchases
In June 2011, the Board authorized the purchase of up to $1,000 of our stock. This program has no expiration date. In addition to this publicly announced program, we also have a separate Board authorization to purchase shares to offset the impact of dilution from shares issued under our stock compensation plans.
During the three-month period ended October 30, 2016, we repurchased 2 million shares at a cost of $112. Of this amount, $100 was used to repurchase shares pursuant to our June 2011 publicly announced share repurchase program. Approximately $350 remained available under this program as of October 30, 2016. During the three-month period ended November 1, 2015, we repurchased 1 million shares at a cost of $32.

13.	Stock-based Compensation
We provide compensation benefits by issuing stock options, unrestricted stock and restricted stock units (including time-lapse restricted stock units, EPS performance restricted stock units, total shareholder return (TSR) performance restricted stock units, strategic performance restricted stock units and special performance restricted stock units). In 2017, we issued stock options, time-lapse restricted stock units, EPS performance restricted stock units and TSR performance restricted stock units. We have not issued strategic performance restricted stock units or special performance restricted stock units in 2017.
Total pre-tax stock-based compensation expense recognized in the Consolidated Statements of Earnings was $14 and $13 for the three-month periods ended October 30, 2016, and November 1, 2015, respectively. Tax-related benefits of $5 were also recognized for the three-month periods ended October 30, 2016, and November 1, 2015. Cash received from the exercise of stock options was $1 for the three-month period ended November 1, 2015, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
The following table summarizes stock option activity as of October 30, 2016:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)
Outstanding at July 31, 2016	681	$50.21
Granted	489	$54.65
Exercised	—	$—
Terminated	(95)	$52.49
Outstanding at October 30, 2016	1,075	$52.02	9.3	$3
Exercisable at October 30, 2016	227	$50.21	8.9	$1
The total intrinsic value of options exercised during the three-month period ended November 1, 2015, was not material. We measure the fair value of stock options using the Black-Scholes option pricing model. The expected term of options granted was based on the weighted average time of vesting and the end of the contractual term. We utilized this simplified method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.
The assumptions and grant-date fair values for grants in 2017 and 2016 were as follows:

	2017	2016
Risk-free interest rate	1.28%	1.68%
Expected dividend yield	2.26%	2.46%
Expected volatility	18.64%	18.35%
Expected term	6 years	6 years
Grant-date fair value	$7.51	$6.86
We expense stock options on a straight-line basis over the vesting period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of October 30, 2016, total remaining unearned compensation related to nonvested stock options was $4, which will be amortized over the weighted-average remaining service period of 1.4 years.
The following table summarizes time-lapse restricted stock units, EPS performance restricted stock units, strategic performance restricted stock units and special performance restricted stock units as of October 30, 2016:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 31, 2016	2,004	$45.08
Granted	520	$54.72
Vested	(905)	$43.87
Forfeited	(307)	$42.05
Nonvested at October 30, 2016	1,312	$50.45
We determine the fair value of time-lapse restricted stock units, EPS performance restricted stock units, strategic performance restricted stock units and special performance restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. We expense EPS performance restricted stock units on a graded-vesting basis, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. There were 155 thousand EPS performance target grants outstanding at October 30, 2016, with a weighted-average grant-date fair value of $49.89. The actual number of EPS performance restricted stock units issued at the vesting date could range from 0% or 100% of the initial grant, depending on actual performance achieved. We estimate expense based on the number of awards expected to vest. In the first quarter of 2017, recipients of strategic performance restricted stock units earned 35% of the initial grants based on actual performance achieved during a three-year period ended July 31, 2016. There were no strategic performance restricted stock units outstanding at October 30, 2016.
In 2015, we issued special performance restricted stock units for which vesting is contingent upon meeting various financial goals and performance milestones to support innovation and growth initiatives. These awards vested in the first quarter of 2017 and are included in the table above. Recipients of special performance restricted stock units earned 0% of the initial grants based upon financial goals and 100% of the initial grants based upon performance milestones to support innovation and growth initiatives.
As of October 30, 2016, total remaining unearned compensation related to nonvested time-lapse restricted stock units and EPS performance restricted stock units was $42, which will be amortized over the weighted-average remaining service period of 1.8 years. The fair value of restricted stock units vested during the three-month periods ended October 30, 2016, and November 1, 2015, was $50 and $40, respectively. The weighted-average grant-date fair value of the restricted stock units granted during the three-month period ended November 1, 2015, was $49.94.
The following table summarizes TSR performance restricted stock units as of October 30, 2016:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 31, 2016	1,641	$49.13
Granted	606	$39.53
Vested	(251)	$36.26
Forfeited	(124)	$41.58
Nonvested at October 30, 2016	1,872	$48.25
We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation. Assumptions used in the Monte Carlo simulation were as follows:

	2017	2016
Risk-free interest rate	0.85%	0.92%
Expected dividend yield	2.26%	2.46%
Expected volatility	17.78%	17.25%
Expected term	3 years	3 years
We recognize compensation expense on a straight-line basis over the service period. As of October 30, 2016, total remaining unearned compensation related to TSR performance restricted stock units was $46, which will be amortized over the weighted-average remaining service period of 2.1 years. In the first quarter of 2017, recipients of TSR performance restricted stock units earned 75% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 29, 2016. In the first quarter of 2016, recipients of TSR performance restricted stock units earned 100% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 31, 2015. The fair value of TSR performance restricted stock units vested during the three-month periods ended October 30, 2016, and November 1, 2015, was $14 and $22, respectively. The grant-date fair value of the TSR performance restricted stock units granted during 2016 was $62.44.
The excess tax benefits on the exercise of stock options and vested restricted stock presented as cash flows from operating activities for the three-month periods ended October 30, 2016, and November 1, 2015, were $6.

14.	Commitments and Contingencies
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
We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated as of October 30, 2016. While the potential future charges could be material in a particular quarter or annual period, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on our consolidated results of operations or financial condition.

15.	Inventories

	October 30, 2016	July 31, 2016
Raw materials, containers and supplies	$422	$391
Finished products	542	549
	$964	$940

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
Description of the Company
Unless otherwise stated, the terms "we," "us," "our" and the "company" refer to Campbell Soup Company and its consolidated subsidiaries.
We are a manufacturer and marketer of high-quality, branded food and beverage products. We manage our businesses in three divisions focused mainly on product categories. The divisions, which represent our operating and reportable segments, are as follows: Americas Simple Meals and Beverages; Global Biscuits and Snacks; and Campbell Fresh.
Summary of Results
This Summary of Results provides significant highlights from the discussion and analysis that follows.

•	Net sales in the current quarter of $2.202 billion were comparable to the year-ago quarter as the favorable impact of currency translation was offset by lower volume and mix.

•
Gross profit, as a percent of sales, increased to 38.2% from 34.3% in the year-ago quarter. The increase was primarily due to lower losses on pension and postretirement benefit mark-to-market adjustments and productivity improvements, partially offset by cost inflation, and increased carrot and beverage costs within Campbell Fresh. Excluding the mark-to-market adjustments, the increase was driven by Americas Simple Meals and Beverages.

•
Administrative expenses decreased 21% to $123 million from $156 million in the year-ago quarter. The decrease was primarily due to losses on pension and postretirement benefit mark-to-market adjustments in the year-ago quarter, increased benefits from cost savings initiatives and lower costs related to the implementation of the new organizational structure and cost savings initiatives, partially offset by inflation and investments in long-term innovation. Excluding losses on pension and postretirement benefit mark-to-market adjustments and costs related to the implementation of new organizational structure and cost savings initiatives, administrative expenses decreased due to the benefits from cost savings initiatives, partially offset by inflation and investments in long-term innovation.

•
Earnings per share were $.94 in the current quarter, compared to $.62 a year ago. The current and prior-year quarter included expenses of $.06 and $.33 per share, respectively, from items impacting comparability as discussed below.

Net Earnings attributable to Campbell Soup Company
The following items impacted the comparability of earnings and earnings per share:

•
In the first quarter of 2017, we recognized losses of $20 million in Costs and expenses ($13 million after tax, or $.04 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans. In the first quarter of 2016, we recognized losses of $128 million in Costs and expenses ($80 million after tax, or $.26 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans; and

•
In 2015, we implemented a new enterprise design and initiatives to reduce costs and to streamline our organizational structure. In the first quarter of 2017, we recorded a pre-tax restructuring charge of $1 million and implementation costs and other related costs of $8 million in Administrative expenses related to these initiatives (aggregate impact of $6 million after tax, or $.02 per share). In the first quarter of 2016, we recorded a pre-tax restructuring charge of $21 million and implementation costs and other related costs of $15 million in Administrative expenses related to the 2015 initiatives (aggregate impact of $23 million after tax, or $.07 per share).

The items impacting comparability are summarized below:

	Three Months Ended
	October 30, 2016		November 1, 2015
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to Campbell Soup Company	$292	$.94	$194	$.62

Pension and postretirement benefit mark-to-market adjustments	$(13)	$(.04)	$(80)	$(.26)
Restructuring charges, implementation costs and other related costs	(6)	(.02)	(23)	(.07)
Impact of items on Net earnings	$(19)	$(.06)	$(103)	$(.33)
Net earnings attributable to Campbell Soup Company were $292 million ($.94 per share) in the current quarter, compared to $194 million ($.62 per share) in the year-ago quarter. After adjusting for items impacting comparability, net earnings increased primarily due to improved gross profit performance and a lower effective tax rate, partially offset by higher marketing and selling expenses. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding, primarily due to share repurchases under our strategic share repurchase program.
DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Three Months Ended
(Millions)	October 30, 2016	November 1, 2015	% Change
Americas Simple Meals and Beverages	$1,297	$1,302	—%
Global Biscuits and Snacks	671	652	3
Campbell Fresh	234	249	(6)
	$2,202	$2,203	—%
An analysis of percent change of net sales by reportable segment follows:

	Americas Simple Meals and Beverages(2)	Global Biscuits and Snacks(2)	Campbell Fresh	Total
Volume and Mix	(1)%	1%	(6)%	(1)%
Increased Promotional Spending(1)	—	(1)	—	—
Currency	—	2	—	1
	—%	3%	(6)%	—%
_________________________________________

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

(2)	Sum of the individual amounts does not add due to rounding.
In Americas Simple Meals and Beverages, sales were comparable to the prior year as double-digit gains of Plum products were offset by declines in V8 beverages. U.S. soup sales were comparable to the prior year as gains in ready-to-serve soups and broth were offset by modest declines in condensed soups. Gains in ready-to-serve soups were primarily driven by Campbell's Chunky soups due to increased marketing support.
In Global Biscuits and Snacks, sales increased 3% reflecting a 2% favorable impact from currency translation. Excluding the favorable impact of currency translation, segment sales increased primarily due to gains in Pepperidge Farm, partially offset by declines in Kelsen and in Indonesia. Pepperidge Farm sales increased due to gains in Goldfish crackers, benefiting from increased marketing support and new items, partly offset by declines in fresh bakery and frozen products. In 2017, we increased promotional spending in Pepperidge Farm to support Goldfish crackers and bakery products, and in Indonesia to remain competitive.
In Campbell Fresh, sales decreased 6% due to lower sales of refrigerated beverages, carrots and Garden Fresh Gourmet hummus and salsa, partly offset by gains in refrigerated soup. The decrease in refrigerated beverages reflected the adverse impact of the continued supply constraints related to the voluntary recall of Bolthouse Farms Protein PLUS drinks in June 2016. The carrot sales performance reflected the market share impact of quality and execution issues experienced in 2016.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $86 million in 2017 from 2016. As a percent of sales, gross profit was 38.2% in 2017 and 34.3% in 2016.

The 3.9 percentage point overall increase in gross margin was due to the following factors:

Margin Impact
Pension and postretirement benefit mark-to-market adjustments(1)	2.7%
Productivity improvements	1.7
Higher selling prices	0.2
Mix	0.2
Higher level of promotional spending	(0.2)
Cost inflation, supply chain costs and other factors(2)	(0.7)
3.9%
__________________________________________

(1)	Mark-to-market losses were $20 million in 2017 and $79 million in 2016.

(2)
Includes a positive margin impact of 1.0 point from cost savings initiatives, which was more than offset by cost inflation and other factors, including increased carrot and beverage costs within Campbell Fresh.

Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 10.4% in 2017 compared to 10.3% in 2016. Marketing and selling expenses increased 1% in 2017 from 2016. The increase was due to higher advertising and consumer promotion expenses (approximately 5 percentage points); higher selling expenses (approximately 4 percentage points) due primarily to timing; and inflation (approximately 1 percentage point), partially offset by pension and postretirement benefit mark-to-market adjustments recognized in 2016 (approximately 9 percentage points). The increase in advertising and consumer promotion expenses was primarily due to the new advertising campaign on Campbell's Chunky soups and increased support of Pepperidge Farm Goldfish crackers.
Administrative Expenses
Administrative expenses as a percent of sales were 5.6% in 2017 compared to 7.1% in 2016. Administrative expenses decreased 21% in 2017 from 2016. The decrease was primarily due to losses on pension and postretirement benefit mark-to-market adjustments recognized in 2016 (approximately 13 percentage points); increased benefits from cost savings initiatives (approximately 8 percentage points); and lower costs related to the implementation of the new organizational structure and cost savings initiatives (approximately 4 percentage points), partially offset by inflation and other factors (approximately 3 percentage points) and investments in long-term innovation (approximately 1 percentage point).
Research and Development Expenses
Research and development expenses decreased $6 million, or 19%, in 2017 from 2016. The decrease was primarily due to losses on pension and postretirement benefit mark-to-market adjustments recognized in 2016 (approximately 25 percentage points), partially offset by investments in long-term innovation (approximately 3 percentage points).
Operating Earnings
Segment operating earnings were comparable to the year-ago quarter.
An analysis of operating earnings by segment follows:

	Three Months Ended
(Millions)	October 30, 2016	November 1, 2015	% Change
Americas Simple Meals and Beverages	$383	$363	6%
Global Biscuits and Snacks	112	114	(2)
Campbell Fresh	1	18	(94)
	496	495	—%
Corporate	(38)	(159)
Restructuring charges(1)	(1)	(21)
Earnings before interest and taxes	$457	$315
__________________________________________

(1)	See Note 6 to the Consolidated Financial Statements for additional information on restructuring charges.
Earnings from Americas Simple Meals and Beverages increased 6%. The increase was primarily due to a higher gross profit percentage, benefiting from productivity improvements, partly offset by increased marketing and selling expenses.

Earnings from Global Biscuits and Snacks decreased 2%. The decrease was primarily due to higher advertising expenses, partly offset by the favorable impact of currency translation.
Earnings from Campbell Fresh decreased by $17 million. The decrease was primarily due to higher carrot costs, which were associated with lower volumes and improved quality; the cost impact of lower beverage operating efficiencies; and lower sales.
Corporate in 2017 included a $20 million loss associated with pension and postretirement benefit mark-to-market adjustments and costs of $8 million related to the implementation of our new organizational structure and cost savings initiatives. Corporate in 2016 included a $128 million loss associated with pension and postretirement benefit mark-to-market adjustments and costs of $15 million related to the implementation of our new organizational structure and cost savings initiatives. The remaining decrease was primarily due to lower postretirement benefit costs.
Interest Expense
Interest expense of $29 million in 2017 was comparable to 2016 reflecting higher average interest rates on the debt portfolio, offset by lower average levels of debt.
Taxes on Earnings
The effective tax rate was 31.9% in 2017, and 32.4% in 2016. In 2017, we recognized a tax benefit of $7 million on $20 million of pension and postretirement benefit mark-to-market losses and a $3 million tax benefit on $9 million of restructuring charges, implementation costs and other related costs. In 2016, we recognized a tax benefit of $48 million on $128 million of pension and postretirement benefit mark-to-market losses and a $13 million tax benefit on $36 million of restructuring charges, implementation costs and other related costs. After adjusting for the items above, the remaining decrease in the tax rate reflects the recognition of $6 million of excess tax benefits in connection with the adoption of new accounting guidance on stock-based compensation in 2017. See Note 2 to the Consolidated Financial Statements for additional information on the adoption of the new accounting guidance.
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
As part of these initiatives, we commenced a voluntary employee separation program available to certain U.S.-based salaried employees nearing retirement who met age, length-of-service and business unit/function criteria. A total of 471 employees elected the program. The electing employees remained with us through at least July 31, 2015, with some remaining beyond July 31. We also implemented an initiative to reduce overhead across the organization by eliminating approximately 275 positions. In the first quarter of 2017, we recorded a restructuring charge of $1 million related to these initiatives. In 2016, we recorded a restructuring charge of $35 million related to these initiatives. Of the amounts recorded in 2016, $21 million was recorded in the first quarter. In 2015, we recorded a restructuring charge of $102 million related to these initiatives.
In the first quarter of 2017, we also incurred charges of $8 million in Administrative expenses related to the implementation of the new organizational structure and cost savings initiatives. In 2016 and 2015, we incurred charges of $47 million and $22 million, respectively, recorded in Administrative expenses related to these initiatives. Of the amounts recorded in 2016, $15 million was recorded in the first quarter.
In the first quarter of 2017, the aggregate after-tax impact of restructuring charges, implementation costs and other related costs recorded was $6 million, or $.02 per share. In the first quarter of 2016, the aggregate after-tax impact of restructuring charges, implementation costs and other related costs recorded was $23 million, or $.07 per share. The aggregate after-tax impact of restructuring charges, implementation costs and other related costs recorded in 2016 and 2015 was $52 million, or $.17 per share and $78 million, or $.25 per share, respectively. A summary of the pre-tax costs associated with the 2015 initiatives is as follows:

(Millions)	Recognized as of October 30, 2016
Severance pay and benefits	$129
Implementation costs and other related costs	86
Total	$215

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
We expect the 2015 initiatives to generate pre-tax savings of approximately $265 million in 2017, and once fully implemented, annual ongoing savings of approximately $300 million beginning in 2018. In 2016 and 2015, annual pre-tax savings were $215 million and $85 million, respectively. In the first quarter of 2017, we generated an additional $35 million of pre-tax savings.
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs incurred to date associated with segments is as follows:

	October 30, 2016
(Millions)	Three Months Ended	Costs Incurred to Date
Americas Simple Meals and Beverages	$—	$71
Global Biscuits and Snacks	3	69
Campbell Fresh	—	2
Corporate	6	73
Total	$9	$215
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
We generated cash flows from operations of $221 million in 2017, compared to $244 million in 2016. The decline in 2017 was primarily due to lower cash earnings and higher working capital requirements.
Current assets are less than current liabilities as a result of our level of current maturities of long-term debt and short-term borrowings and our focus to lower core working capital requirements by reducing trade receivables and inventories while extending payment terms for accounts payables. We had negative working capital of $614 million as of October 30, 2016, and $647 million as of July 31, 2016. Debt maturing within one year was $1.290 billion as of October 30, 2016.
Capital expenditures were $48 million in 2017, compared to $71 million in 2016. Capital expenditures are expected to total approximately $350 million in 2017. Capital expenditures in 2017 included projects to expand: Australian multi-pack biscuit capacity (approximately $4 million); beverage and salad dressing capacity at Bolthouse Farms (approximately $2 million); capacity at Garden Fresh (approximately $2 million); as well as the continued enhancement of our corporate headquarters (approximately $3 million) and replacement of a Pepperidge Farm refrigeration system (approximately $2 million).
Dividend payments were $100 million in 2017, and in 2016. We repurchased approximately 2 million shares at a cost of $112 million in 2017, and approximately 1 million shares at a cost of $32 million in 2016. See Note 12 to the Consolidated Financial Statements and “Unregistered Sales of Equity Securities and Use of Proceeds” for more information.
As of October 30, 2016, we had $1.290 billion of short-term borrowings due within one year, of which $862 million was comprised of commercial paper borrowings. As of October 30, 2016, we issued $48 million of standby letters of credit. We have a committed revolving credit facility totaling $2.2 billion that matures in December 2018. This U.S. facility remained unused at October 30, 2016, except for $3 million of standby letters of credit that we issued under it. The U.S. facility supports our commercial paper programs and other general corporate purposes. We expect to replace the U.S. facility with a new $1.85 billion committed revolving facility in the second quarter of 2017. In July 2016, we entered into a committed revolving credit facility totaling CAD $280 million, or $209 million, that matures in July 2019. The Canadian facility's commitment mandatorily reduces to CAD $225 million in July 2017 and to CAD $185 million in July 2018. The Canadian facility supports general corporate purposes. In August 2016, we reduced the borrowings and commitment under the Canadian facility by CAD $35 million, or $26 million. As of October 30, 2016, we had borrowings of CAD $245 million, or $183 million, at a rate of 1.795% under this facility, of which

CAD $35 million, or $26 million, is classified as short-term borrowings. In November 2016, we reduced the borrowings and commitment under the Canadian facility by CAD $35 million, or $26 million.
In September 2014, we filed a shelf registration statement with the Securities and Exchange Commission that registered an indeterminate amount of debt securities. Under the registration statement, we may issue debt securities from time to time, depending on market conditions.
We are in compliance with the covenants contained in our revolving credit facilities and debt securities.
SIGNIFICANT ACCOUNTING ESTIMATES
We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in the 2016 Annual Report on Form 10-K. The accounting policies we used in preparing these financial statements are substantially consistent with those we applied in our Annual Report on Form 10-K for the year ended July 31, 2016, with the exception of the adoption of new guidance on accounting for share-based payments as described in Note 2 to the Consolidated Financial Statements. Our significant accounting estimates are described in Management’s Discussion and Analysis included in the 2016 Annual Report on Form 10-K.
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
We wish to caution the reader that the following important factors and those important factors described in our other Securities and Exchange Commission filings, or in our 2016 Annual Report on Form 10-K, could affect our actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, us:

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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
For information regarding our exposure to certain market risk, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the 2016 Annual Report on Form 10-K. There have been no significant changes in our portfolio of financial instruments or market risk exposures from the 2016 year-end.
Item 4. Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 30, 2016 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

b.	Changes in Internal Controls
There were no changes in our internal control over financial reporting that materially affected, or were likely to materially affect, such control over financial reporting during the quarter ended October 30, 2016.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities	Total Number of Shares Purchased (1)		Average Price Paid Per Share (2)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions) (3)
Period
8/1/16 - 8/31/16	—		—		—	$450
9/1/16 - 9/30/16	1,606,513	(4)	$55.64	(4)	1,564,600	$363
10/3/16 - 10/28/16	417,923	(5)	$54.07	(5)	238,100	$350
Total	2,024,436		$55.32		1,802,700	$350
____________________________________

(1)
Shares purchased are as of the trade date. Includes 221,736 shares repurchased in open-market transactions primarily to offset the dilutive impact to existing shareholders of issuances under stock compensation plans.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)
During the first quarter of 2017, we had a publicly announced strategic share repurchase program. Under this program, which was announced on June 23, 2011, our Board of Directors authorized the purchase of up to $1 billion of our stock. The program has no expiration date. Pursuant to our longstanding practice, under a separate 2017 authorization, we expect to continue purchasing shares sufficient to offset shares issued under our incentive compensation plans.

(4)	Includes 41,913 shares repurchased in open-market transactions at a price of $54.85 primarily to offset the dilutive impact to existing shareholders of issuances under stock compensation plans.

(5)
Includes 179,823 shares repurchased in open-market transactions at an average price of $54.12 primarily to offset the dilutive impact to existing shareholders of issuances under stock compensation plans.

Item 6. Exhibits

10(a)*	2017 Non-Employee Director Fees.

10(b)*	Form of 2015 Long-Term Incentive Plan Performance Stock Unit Agreement (Earnings Per Share).

10(c)*	Form of 2015 Long-Term Incentive Plan Time-Lapse Restricted Stock Unit Agreement.

31(a)	Certification of Denise M. Morrison pursuant to Rule 13a-14(a).

31(b)	Certification of Anthony P. DiSilvestro pursuant to Rule 13a-14(a).

32(a)	Certification of Denise M. Morrison pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of Anthony P. DiSilvestro pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
*This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: December 7, 2016

CAMPBELL SOUP COMPANY

By: /s/ Anthony P. DiSilvestro
Anthony P. DiSilvestro
Senior Vice President and Chief Financial Officer

By: /s/ William J. O'Shea
William J. O'Shea
Vice President and Controller

INDEX TO EXHIBITS

10(a)*	2017 Non-Employee Director Fees.

10(b)*	Form of 2015 Long-Term Incentive Plan Performance Stock Unit Agreement (Earnings Per Share).

10(c)*	Form of 2015 Long-Term Incentive Plan Time-Lapse Restricted Stock Unit Agreement.

31(a)	Certification of Denise M. Morrison pursuant to Rule 13a-14(a).

31(b)	Certification of Anthony P. DiSilvestro pursuant to Rule 13a-14(a).

32(a)	Certification of Denise M. Morrison pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of Anthony P. DiSilvestro pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
*This exhibit is a management contract or compensatory plan or arrangement.