Form 10-Q
period 2017-01-29
CAMPBELL SOUP CO
filed 2017-03-09
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
_________________________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number
January 29, 2017	1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.

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

There were 304,379,165 shares of capital stock outstanding as of March 3, 2017.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Six Months Ended
	January 29, 2017	January 31, 2016	January 29, 2017	January 31, 2016
Net sales	$2,171	$2,201	$4,373	$4,404
Costs and expenses
Cost of products sold	1,346	1,382	2,707	2,830
Marketing and selling expenses	237	223	465	449
Administrative expenses	139	146	262	302
Research and development expenses	25	23	51	55
Other expenses / (income)	220	4	226	9
Restructuring charges	(1)	9	—	30
Total costs and expenses	1,966	1,787	3,711	3,675
Earnings before interest and taxes	205	414	662	729
Interest expense	29	28	58	57
Interest income	1	1	2	2
Earnings before taxes	177	387	606	674
Taxes on earnings	76	122	213	215
Net earnings	101	265	393	459
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	—
Net earnings attributable to Campbell Soup Company	$101	$265	$393	$459
Per Share — Basic
Net earnings attributable to Campbell Soup Company	$.33	$.85	$1.28	$1.48
Dividends	$.35	$.312	$.70	$.624
Weighted average shares outstanding — basic	306	310	307	310
Per Share — Assuming Dilution
Net earnings attributable to Campbell Soup Company	$.33	$.85	$1.27	$1.47
Weighted average shares outstanding — assuming dilution	309	312	309	312
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(unaudited)
(millions)

	Three Months Ended
	January 29, 2017			January 31, 2016
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$101			$265
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(16)	$—	(16)	$(17)	$—	(17)
Cash-flow hedges:
Unrealized gains (losses) arising during the period	17	(6)	11	(2)	1	(1)
Reclassification adjustment for (gains) losses included in net earnings	5	(2)	3	(4)	2	(2)
Pension and other postretirement benefits:
Reclassification of prior service credit included in net earnings	(7)	3	(4)	(1)	—	(1)
Other comprehensive income (loss)	$(1)	$(5)	(6)	$(24)	$3	(21)
Total comprehensive income (loss)			$95			$244
Total comprehensive income (loss) attributable to noncontrolling interests			—			2
Total comprehensive income (loss) attributable to Campbell Soup Company			$95			$242

	Six Months Ended
	January 29, 2017			January 31, 2016
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$393			$459
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(24)	$—	(24)	$(43)	$1	(42)
Cash-flow hedges:
Unrealized gains (losses) arising during the period	30	(11)	19	(10)	4	(6)
Reclassification adjustment for (gains) losses included in net earnings	7	(2)	5	(6)	2	(4)
Pension and other postretirement benefits:
Reclassification of prior service credit included in net earnings	(13)	5	(8)	(1)	—	(1)
Other comprehensive income (loss)	$—	$(8)	(8)	$(60)	$7	(53)
Total comprehensive income (loss)			$385			$406
Total comprehensive income (loss) attributable to noncontrolling interests			1			2
Total comprehensive income (loss) attributable to Campbell Soup Company			$384			$404
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	January 29, 2017	July 31, 2016
Current assets
Cash and cash equivalents	$309	$296
Accounts receivable, net	714	626
Inventories	820	940
Other current assets	53	46
Total current assets	1,896	1,908
Plant assets, net of depreciation	2,375	2,407
Goodwill	2,064	2,263
Other intangible assets, net of amortization	1,115	1,152
Other assets ($47 and $34 attributable to variable interest entity)	120	107
Total assets	$7,570	$7,837
Current liabilities
Short-term borrowings	$1,185	$1,219
Payable to suppliers and others	564	610
Accrued liabilities	559	604
Dividend payable	112	100
Accrued income taxes	16	22
Total current liabilities	2,436	2,555
Long-term debt	2,293	2,314
Deferred taxes	402	396
Other liabilities	960	1,039
Total liabilities	6,091	6,304
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	334	354
Earnings retained in the business	2,102	1,927
Capital stock in treasury, at cost	(865)	(664)
Accumulated other comprehensive loss	(113)	(104)
Total Campbell Soup Company shareholders' equity	1,470	1,525
Noncontrolling interests	9	8
Total equity	1,479	1,533
Total liabilities and equity	$7,570	$7,837
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Six Months Ended
	January 29, 2017	January 31, 2016
Cash flows from operating activities:
Net earnings	$393	$459
Adjustments to reconcile net earnings to operating cash flow
Impairment charges	212	—
Restructuring charges	—	30
Stock-based compensation	32	34
Pension and postretirement benefit expense (income)	(23)	109
Depreciation and amortization	154	152
Deferred income taxes	—	(14)
Other, net	6	4
Changes in working capital
Accounts receivable	(95)	(130)
Inventories	117	133
Prepaid assets	(9)	(2)
Accounts payable and accrued liabilities	(100)	(3)
Receipts from hedging activities	1	—
Other	(21)	(18)
Net cash provided by operating activities	667	754
Cash flows from investing activities:
Purchases of plant assets	(119)	(153)
Sales of plant assets	—	4
Other, net	(13)	10
Net cash used in investing activities	(132)	(139)
Cash flows from financing activities:
Net short-term borrowings (repayments)	2	(252)
Long-term repayments	(61)	—
Dividends paid	(207)	(197)
Treasury stock purchases	(234)	(86)
Treasury stock issuances	2	2
Payments related to tax withholding for stock-based compensation	(20)	(20)
Net cash used in financing activities	(518)	(553)
Effect of exchange rate changes on cash	(4)	(9)
Net change in cash and cash equivalents	13	53
Cash and cash equivalents — beginning of period	296	253
Cash and cash equivalents — end of period	$309	$306
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at August 2, 2015	323	$12	(13)	$(556)	$339	$1,754	$(168)	$(4)	$1,377
Net earnings (loss)						459		—	459
Other comprehensive income (loss)							(55)	2	(53)
Dividends ($.624 per share)						(196)			(196)
Treasury stock purchased			(2)	(86)					(86)
Treasury stock issued under management incentive and stock option plans			1	34	(11)				23
Balance at January 31, 2016	323	$12	(14)	$(608)	$328	$2,017	$(223)	$(2)	$1,524
Balance at July 31, 2016	323	$12	(15)	$(664)	$354	$1,927	$(104)	$8	$1,533
Net earnings (loss)						393		—	393
Other comprehensive income (loss)							(9)	1	(8)
Dividends ($.70 per share)						(218)			(218)
Treasury stock purchased			(4)	(234)					(234)
Treasury stock issued under management incentive and stock option plans			1	33	(20)				13
Balance at January 29, 2017	323	$12	(18)	$(865)	$334	$2,102	$(113)	$9	$1,479
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
In April 2015, the FASB issued guidance to clarify the accounting for fees paid by a customer in a cloud computing arrangement. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those years. Early adoption is permitted. The new guidance should be applied either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. In 2017, we prospectively adopted the guidance. The adoption did not have a material impact on our consolidated financial statements.
In September 2015, the FASB issued guidance that eliminates the requirement to restate prior period financial statements for measurement period adjustments for business combinations. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those years and should be applied prospectively to measurement period adjustments that occur after the effective date. We will prospectively apply the guidance to applicable transactions.
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
In March 2016, the FASB issued guidance that amends accounting for share-based payments, including the accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. We adopted the guidance in 2017. In accordance with the prospective adoption of the recognition of excess tax benefits and deficiencies in the Consolidated Statements of Earnings, we recognized a $6 tax benefit in Taxes on earnings in the six-month period ended January 29, 2017. We elected to continue to estimate forfeitures expected to occur. In addition, we elected to adopt retrospectively the amendment to present excess tax benefits on share-based compensation as an operating activity, which resulted in a reclassification of $7 from Net cash used in financing activities to Net cash provided by operating activities in the Consolidated Statement of Cash Flows for the six-month period ended January 31, 2016. We also adopted retrospectively the amendment to present cash payments to tax authorities in connection with shares withheld to meet statutory tax withholding requirements as a financing activity. As a result, there was a reclassification of $20 from Net cash provided by operating activities to Net cash used in financing activities in the Consolidated Statement of Cash Flows for the six-month period ended January 31, 2016.
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
In January 2017, the FASB issued guidance that revises the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set of transferred assets and activities is not a business. If it is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. We will prospectively apply the guidance to applicable transactions.
In January 2017, the FASB issued guidance that simplifies the test for goodwill impairment. Under the revised guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The revised guidance eliminates the current requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure the goodwill impairment. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted. We will apply the new guidance in performing future impairment assessments.

3.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

	Foreign Currency Translation Adjustments(1)	Gains (Losses) on Cash Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at July 31, 2016	$(124)	$(41)	$61	$(104)
Other comprehensive income (loss) before reclassifications	(25)	19	—	(6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	5	(8)	(3)
Net current-period other comprehensive income (loss)	(25)	24	(8)	(9)
Balance at January 29, 2017	$(149)	$(17)	$53	$(113)
_____________________________________

(1)	Included a tax expense of $6 as of January 29, 2017, and July 31, 2016.

(2)	Included a tax benefit of $10 as of January 29, 2017, and $23 as of July 31, 2016.

(3)	Included a tax expense of $30 as of January 29, 2017, and $35 as of July 31, 2016.
Amounts related to noncontrolling interests were not material.

The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Six Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	January 29, 2017	January 31, 2016	January 29, 2017	January 31, 2016	Location of (Gain) Loss Recognized in Earnings
(Gains) losses on cash flow hedges:
Foreign exchange forward contracts	$3	$(4)	$4	$(6)	Cost of products sold
Foreign exchange forward contracts	1	(1)	1	(2)	Other expenses / (income)
Forward starting interest rate swaps	1	1	2	2	Interest expense
Total before tax	5	(4)	7	(6)
Tax expense (benefit)	(2)	2	(2)	2
(Gain) loss, net of tax	$3	$(2)	$5	$(4)

Pension and postretirement benefit adjustments:
Prior service credit	$(7)	$(1)	$(13)	$(1)	(1)
Tax expense (benefit)	3	—	5	—
(Gain) loss, net of tax	$(4)	$(1)	$(8)	$(1)
_____________________________________

(1)	This is included in the components of net periodic benefit costs (see Note 8 for additional details).

4.	Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill by business segment:

	Americas Simple Meals and Beverages	Global Biscuits and Snacks	Campbell Fresh	Total
Gross balance at July 31, 2016	$775	$757	$837	$2,369
Accumulated impairment charges	—	—	(106)	(106)
Net balance at July 31, 2016	$775	$757	$731	$2,263
Impairment	—	—	(191)	(191)
Foreign currency translation adjustment	—	(8)	—	(8)
Balance at January 29, 2017	$775	$749	$540	$2,064
In the fourth quarter of 2016, as part of our annual review of intangible assets, an impairment charge of $106 was recorded on goodwill for the Bolthouse Farms carrot and carrot ingredients reporting unit within the Campbell Fresh segment. In 2016, carrot performance primarily reflected the adverse impact of weather conditions on crop yields, and execution issues in response to those conditions, which led to customer dissatisfaction, a loss of business, and higher carrot costs in the second half of the year. The impairment was attributable to a decline in profitability in the second half of 2016 and a revised outlook for the business, with reduced expectations for sales, operating margins, and discounted cash flows. During the second quarter of 2017, sales and operating profit performance for the reporting unit were well below our revised expectations due to difficulty with regaining market share lost during 2016 and higher carrot costs from the adverse impact of heavy rains on crop yields. During the quarter, we also lowered our forecast for sales and earnings for the reporting unit for the second half of 2017 based on revised market share recovery expectations and the continuing effect of unusual weather conditions on carrot costs. In addition, as part of a strategic review initiated by a new leadership team of Campbell Fresh during the second quarter, we decided to reduce emphasis on growing sales of carrot ingredients, which are a by-product of the manufacturing process, and to manage carrots sold at retail for modest sales growth consistent with the category while improving profitability. Accordingly, we reduced our expectations for recovery of retail carrot market share. As a consequence of current-year performance and the strategic review, we lowered our sales outlook for future fiscal years. We also lowered our average margin expectations due in part to cost volatility, which has been higher than expected. Based upon the business performance in the second quarter of 2017, our reduced near-term outlook, and reduced expectations for sales, operating margins and discounted cash flows, we performed an interim goodwill impairment assessment as of December 31, 2016, which resulted in a $127 impairment charge to reduce the carrying amount to $75. The updated cash flow projections include expectations that operating margins will improve from reduced levels in 2016 and 2017.

Garden Fresh Gourmet was acquired in June 2015 and is a reporting unit within the Campbell Fresh segment. During 2017, sales and operating profit performance for Garden Fresh Gourmet were well below expectations, and we lowered our outlook for the second half of 2017 due to customer losses and failure to meet product distribution goals. We expected to expand distribution of salsa beyond our concentration in the Midwest region, however this proved to be challenging as differentiated recipes are required to meet taste profiles in other parts of the country. In addition, as part of a strategic review initiated by a new leadership team of Campbell Fresh during the second quarter, we lowered our distribution and category growth expectations and, therefore, future sales outlook. Based upon the business performance in 2017, our reduced near-term outlook, and reduced expectations for sales, operating margins and discounted cash flows, we performed an interim goodwill impairment assessment on this reporting unit as of December 31, 2016, which resulted in a $64 impairment charge to reduce the carrying amount to $52. The updated cash flow projections include expectations that we will build distribution in the U.S., operating margins will expand partly driven by the benefits from further integration, and sales growth rates will exceed the company's overall sales growth rates.
The impairment charges were recorded in Other expenses / (income) in the Consolidated Statements of Earnings.
Intangible Assets
The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

Intangible Assets	January 29, 2017	July 31, 2016
Amortizable intangible assets
Customer relationships	$221	$222
Technology	40	40
Other	35	35
Total gross amortizable intangible assets	$296	$297
Accumulated amortization	(81)	(72)
Total net amortizable intangible assets	$215	$225
Non-amortizable intangible assets
Trademarks	900	927
Total net intangible assets	$1,115	$1,152
Non-amortizable intangible assets consist of trademarks, which include Bolthouse Farms, Pace, Plum, Kjeldsens, Garden Fresh Gourmet and Royal Dansk. Other amortizable intangible assets consist of recipes, patents, trademarks and distributor relationships.
Amortization of intangible assets was $10 for the six-month periods ended January 29, 2017, and January 31, 2016. Amortization expense for the next 5 years is estimated to be $20 in 2017, and $15 in 2018 through 2021. Asset useful lives range from 5 to 20 years.
In the fourth quarter of 2016, as part of our annual review of intangible assets, an impairment charge of $35 was recognized on the Bolthouse Farms carrot and carrot ingredients reporting unit trademark as a result of the factors previously described. Due to the factors previously described, we performed an interim impairment assessment as of December 31, 2016, which resulted in a $20 impairment charge on the trademark to reduce the carrying amount to $48.
Due to the factors previously described, we also performed an interim impairment assessment as of December 31, 2016 on the trademark in the Garden Fresh Gourmet reporting unit, which resulted in a $1 impairment charge to reduce the carrying amount to $37.
The impairment charges were recorded in Other expenses / (income) in the Consolidated Statements of Earnings.
The estimates of future cash flows used in determining the fair value of goodwill and intangible assets involve significant management judgment and are based upon assumptions about expected future operating performance, economic conditions, market conditions and cost of capital. Inherent in estimating the future cash flows are uncertainties beyond our control, such as changes in capital markets. The actual cash flows could differ materially from management’s estimates due to changes in business conditions, operating performance and economic conditions.

5.	Business and Geographic Segment Information
We manage our businesses in three segments focused mainly on product categories. The segments are:

•
Americas Simple Meals and Beverages segment includes the retail and food service businesses in the U.S., Canada and Latin America. The segment includes the following products: Campbell’s condensed and ready-to-serve soups; Swanson broth and stocks; Well Yes! soups; Prego pasta sauces; Pace Mexican sauces; Campbell’s gravies, pasta, beans and dinner sauces; Swanson canned poultry; Plum food and snacks; V8 juices and beverages; and Campbell’s tomato juice;

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

	Three Months Ended		Six Months Ended
	January 29, 2017	January 31, 2016	January 29, 2017	January 31, 2016
Net sales
Americas Simple Meals and Beverages	$1,231	$1,237	$2,528	$2,539
Global Biscuits and Snacks	680	682	1,351	1,334
Campbell Fresh	260	282	494	531
Total	$2,171	$2,201	$4,373	$4,404

	Three Months Ended		Six Months Ended
	January 29, 2017	January 31, 2016	January 29, 2017	January 31, 2016
Earnings before interest and taxes
Americas Simple Meals and Beverages	$313	$290	$696	$653
Global Biscuits and Snacks	135	141	247	255
Campbell Fresh	(3)	21	(2)	39
Corporate(1)	(241)	(29)	(279)	(188)
Restructuring charges(2)	1	(9)	—	(30)
Total	$205	$414	$662	$729

(1)
Represents unallocated items. Pension and postretirement benefit mark-to-market adjustments are included in Corporate. Gains were $7 in the three-month period ended January 31, 2016, and losses were $20 and $121 in the six-month periods ended January 29, 2017, and January 31, 2016, respectively. Costs related to the implementation of our new organizational structure and cost savings initiatives were $7 in the three-month period ended January 31, 2016, and $11 and $22 in the six-month periods ended January 29, 2017, and January 31, 2016, respectively. Impairment charges of $212 on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit and the Garden Fresh Gourmet reporting unit were also included in the three- and six-month periods ended in January 29, 2017. See Note 4 for additional information.

(2)	See Note 6 for additional information.

Our global net sales based on product categories are as follows:

	Three Months Ended		Six Months Ended
	January 29, 2017	January 31, 2016	January 29, 2017	January 31, 2016
Net sales
Soup	$831	$821	$1,694	$1,678
Baked snacks	661	664	1,314	1,302
Other simple meals	436	447	865	876
Beverages	243	269	500	548
Total	$2,171	$2,201	$4,373	$4,404
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
In support of the new structure, we designed and implemented a new Integrated Global Services organization to deliver shared services across the company. We also streamlined our organizational structure, implemented an initiative to reduce overhead across the organization and are pursuing other initiatives to reduce costs and increase effectiveness, such as adopting zero-based budgeting over time. As part of these initiatives, we commenced a voluntary employee separation program available to certain U.S.-based salaried employees nearing retirement who met age, length-of-service and business unit/function criteria. A total of 471 employees elected the program. The electing employees remained with us through at least July 31, 2015, with some remaining beyond that date.
In February 2017, we announced that we are expanding these cost savings initiatives by further optimizing our supply chain network, primarily in North America, continuing to evolve our operating model to drive efficiencies, and more fully integrating our recent acquisitions. We have extended the time horizon for the initiatives from 2018 to 2020. Cost estimates for these expanded initiatives, as well as timing for certain activities, are being developed.
A summary of the restructuring charges we recorded and charges incurred in Administrative expenses related to the implementation of the new organizational structure and costs savings initiatives is as follows:

	Three Months Ended		Six Months Ended		Year Ended
	January 29, 2017	January 31, 2016	January 29, 2017	January 31, 2016	July 31, 2016	August 2, 2015
Restructuring charges	$(1)	$12	$—	$33	$35	$102
Administrative expenses	3	7	11	22	47	22
Total pre-tax charges	$2	$19	$11	$55	$82	$124

Aggregate after-tax impact	$1	$12	$7	$35	$52	$78
Per share impact	$—	$.04	$.02	$.11	$.17	$.25
A summary of the pre-tax costs associated with the 2015 initiatives is as follows:

Recognized as of January 29, 2017
Severance pay and benefits	$128
Implementation costs and other related costs	89
Total	$217
The total estimated pre-tax costs for the 2015 initiatives for actions that have been identified are approximately $250 to $270. We expect to incur these costs through 2019. The estimates will be updated as costs for the expanded initiatives are developed.

We expect the costs for actions that have been identified to date to consist of approximately $130 to $135 in severance pay and benefits, and approximately $120 to $135 in implementation costs and other related costs.We expect these total pre-tax costs related to the 2015 initiatives will be associated with segments as follows: Americas Simple Meals and Beverages - approximately 33%; Global Biscuits and Snacks - approximately 32%; Campbell Fresh - approximately 3%; and Corporate - approximately 32%.
We expect substantially all costs to be cash expenditures, except for $7 of non-cash postretirement and pension curtailment costs incurred in 2015. In addition, we expect to invest approximately $105 in capital expenditures through 2019 related to the construction of a network of distribution centers for our U.S. thermal plants.
A summary of the restructuring activity and related reserves associated with the 2015 initiatives at January 29, 2017, is as follows:

	Severance Pay and Benefits	Implementation Costs and Other Related Costs(3)	Total Charges
Accrued balance at July 31, 2016(1)	$73
2017 charges	—	11	$11
2017 cash payments	(29)
Accrued balance at January 29, 2017(2)	$44
_______________________________________

(1)	Includes $17 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.

(2)	Includes $6 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.

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

Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

	January 29, 2017
	Three Months Ended	Six Months Ended	Costs Incurred to Date
Americas Simple Meals and Beverages	$—	$—	$71
Global Biscuits and Snacks	(1)	2	68
Campbell Fresh	—	—	2
Corporate	3	9	76
Total	$2	$11	$217
2014 Initiatives
In 2016, we recorded a reduction to restructuring charges of $4 ($3 after tax, or $.01 per share) related to the 2014 initiatives. Of the amounts recorded in 2016, $3 ($2 after tax, or $.01 per share) was recorded in the second quarter related to the 2014 initiative to improve supply chain efficiency in Australia. As of July 31, 2016, we incurred substantially all of the costs related to the 2014 initiatives.
A summary of the pre-tax costs associated with the 2014 initiatives is as follows:

	Total Program(1)	Change in Estimate	Recognized as of July 31, 2016
Severance pay and benefits	$41	$(4)	$37
Asset impairment	12	—	12
Other exit costs	1	—	1
Total	$54	$(4)	$50
_______________________________________

(1)	Recognized as of August 2, 2015.

7.	Earnings per Share
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. The earnings per share calculation for the three-month and six-month periods ended January 29, 2017, and January 31, 2016, excludes less than 1 million stock options that would have been antidilutive.

8.	Pension and Postretirement Benefits
We sponsor certain defined benefit pension and postretirement plans for employees. Actuarial gains and losses are recognized immediately in our Consolidated Statements of Earnings as of the measurement date, which is our fiscal year end, or more frequently if an interim remeasurement is required. Components of net benefit (income) / expense were as follows:

	Three Months Ended				Six Months Ended
	Pension		Postretirement		Pension		Postretirement
	January 29, 2017	January 31, 2016	January 29, 2017	January 31, 2016	January 29, 2017	January 31, 2016	January 29, 2017	January 31, 2016
Service cost	$7	$7	$1	$1	$13	$14	$1	$1
Interest cost	21	25	2	4	43	50	5	8
Expected return on plan assets	(36)	(36)	—	—	(72)	(75)	—	—
Amortization of prior service credit	—	—	(7)	(1)	—	—	(13)	(1)
Recognized net actuarial (gain)/loss	—	(24)	—	—	—	112	—	—
Net periodic benefit (income) / expense	$(8)	$(28)	$(4)	$4	$(16)	$101	$(7)	$8
In July 2016, the retirement medical program was amended and beginning on January 1, 2017, we no longer sponsor our own medical coverage for certain Medicare-eligible retirees. Instead, we offer these Medicare-eligible retirees access to health care coverage through a private exchange and offer a health reimbursement account to subsidize benefits for a select group of retirees. The prior service credit is primarily related to the amendment in July 2016.
The recognized net actuarial loss in 2016 resulted from the remeasurement of certain U.S. plans in the first and second quarters. The remeasurement was required due to a high level of lump sum payments to certain vested plan participants arising primarily out of a limited-time offer to accept a single lump sum in lieu of future annuity payments.
No contributions are expected to be made to U.S. pension plans in 2017. Contributions to non-U.S. pension plans during the six-month period ended January 29, 2017, were $3. We expect contributions to non-U.S. pension plans during the remainder of the year to be approximately $2.

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
Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We do not have credit-risk-related contingent features in our derivative instruments as of January 29, 2017, or July 31, 2016.
We are also exposed to credit risk from our customers. During 2016, our largest customer accounted for approximately 20% of consolidated net sales. Our five largest customers accounted for approximately 40% of our consolidated net sales in 2016.
We closely monitor credit risk associated with counterparties and customers.

Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk related to our international operations, including non-functional currency intercompany debt and net investments in subsidiaries. We are also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. Principal currencies hedged include the Canadian dollar, Australian dollar and U.S. dollar. We utilize foreign exchange forward purchase and sale contracts, as well as cross-currency swaps, to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. To hedge currency exposures related to intercompany debt, we enter into foreign exchange forward purchase and sale contracts, as well as cross-currency swap contracts, for periods consistent with the underlying debt. The notional amount of foreign exchange forward contracts accounted for as cash-flow hedges was $71 at January 29, 2017, and $91 at July 31, 2016. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings on the same line item and in the same period in which the underlying hedged transaction affects earnings. The notional amount of foreign exchange forward contracts that are not designated as accounting hedges was $118 and $175 at January 29, 2017, and July 31, 2016, respectively. There were no cross-currency swap contracts outstanding as of January 29, 2017, or July 31, 2016.
Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. We manage our exposure to interest rate volatility on future debt issuances by entering into forward starting interest rate swaps to lock in the rate on the interest payments related to the anticipated debt issuances. These pay fixed rate/receive variable rate forward starting interest rate swaps are accounted for as cash-flow hedges. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings over the life of the debt. The notional amount of outstanding forward starting interest rate swaps totaled $300 at January 29, 2017 and at July 31, 2016, which relates to an anticipated debt issuance in 2018.
Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, diesel fuel, cocoa, aluminum, natural gas, soybean oil, butter, corn and cheese, which impact the cost of raw materials. Commodity futures, options, and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. There were no commodity contracts accounted for as cash-flow hedges as of January 29, 2017, or July 31, 2016. The notional amount of commodity contracts not designated as accounting hedges was $58 at January 29, 2017, and $88 at July 31, 2016.
In 2017, we entered into a supply contract under which prices for certain raw materials are established based on anticipated volume requirements over a twelve-month period. Certain prices under the contract are based in part on certain component parts of the raw materials that are in excess of our needs or not required for our operations, thereby creating an embedded derivative requiring bifurcation. We net settle amounts due under the contract with our counterparty. The notional value is approximately $75 as of January 29, 2017. The fair value was not material as of January 29, 2017. Unrealized gains (losses) and settlements are included in Cost of products sold in our Consolidated Statements of Earnings.
Equity Price Risk
We enter into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of our capital stock, the total return of the Vanguard Institutional Index, and the total return of the Vanguard Total International Stock Index. Under these contracts, we pay variable interest rates and receive from the counterparty either: the total return on our capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index; or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index. These contracts were not designated as hedges for accounting purposes. We enter into these contracts for periods typically not exceeding 12 months. The notional amounts of the contracts as of January 29, 2017, and July 31, 2016, were $45 and $44, respectively.

The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of January 29, 2017, and July 31, 2016:

	Balance Sheet Classification	January 29, 2017	July 31, 2016
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$—	$1
Total derivatives designated as hedges		$—	$1
Derivatives not designated as hedges:
Commodity derivative contracts	Other current assets	$5	$3
Deferred compensation derivative contracts	Other current assets	1	1
Total derivatives not designated as hedges		$6	$4
Total asset derivatives		$6	$5

	Balance Sheet Classification	January 29, 2017	July 31, 2016
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$2	$4
Forward starting interest rate swaps	Accrued liabilities	15	—
Forward starting interest rate swaps	Other liabilities	—	44
Total derivatives designated as hedges		$17	$48
Derivatives not designated as hedges:
Commodity derivative contracts	Accrued liabilities	$3	$4
Deferred compensation derivative contracts	Accrued liabilities	—	1
Foreign exchange forward contracts	Accrued liabilities	1	7
Total derivatives not designated as hedges		$4	$12
Total liability derivatives		$21	$60
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of January 29, 2017, and July 31, 2016, would be adjusted as detailed in the following table:

	January 29, 2017			July 31, 2016
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$6	$(4)	$2	$5	$(4)	$1
Total liability derivatives	$21	$(4)	$17	$60	$(4)	$56
We do not offset fair value amounts recognized for exchange-traded commodity derivative instruments and cash margin accounts executed with the same counterparty that are subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of open positions. At January 29, 2017, and July 31, 2016, a cash margin account balance of $1 and $5, respectively, was included in Other current assets in the Consolidated Balance Sheets.

The following tables show the effect of our derivative instruments designated as cash-flow hedges for the three- and six-month periods ended January 29, 2017, and January 31, 2016, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-Flow Hedge OCI Activity
Derivatives Designated as Cash-Flow Hedges		January 29, 2017	January 31, 2016
Three Months Ended
OCI derivative gain (loss) at beginning of quarter		$(49)	$(20)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		(2)	8
Forward starting interest rate swaps		19	(10)
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	3	(4)
Foreign exchange forward contracts	Other expenses / (income)	1	(1)
Forward starting interest rate swaps	Interest expense	1	1
OCI derivative gain (loss) at end of quarter		$(27)	$(26)

Six Months Ended
OCI derivative gain (loss) at beginning of year		$(64)	$(10)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		1	8
Forward starting interest rate swaps		29	(18)
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	4	(6)
Foreign exchange forward contracts	Other expenses / (income)	1	(2)
Forward starting interest rate swaps	Interest expense	2	2
OCI derivative gain (loss) at end of quarter		$(27)	$(26)

Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a loss of $8. The ineffective portion and amount excluded from effectiveness testing were not material.
The following table shows the effects of our derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

		Amount of (Gain) Loss Recognized in Earnings on Derivatives
Derivatives not Designated as Hedges	Location of (Gain) Loss Recognized in Earnings	Three Months Ended		Six Months Ended
		January 29, 2017	January 31, 2016	January 29, 2017	January 31, 2016
Foreign exchange forward contracts	Cost of products sold	$(1)	$1	$(1)	$1
Foreign exchange forward contracts	Other expenses / (income)	—	1	—	1
Cross-currency swap contracts	Other expenses / (income)	—	(12)	—	(12)
Commodity derivative contracts	Cost of products sold	(2)	7	(6)	9
Deferred compensation derivative contracts	Administrative expenses	(4)	—	(2)	—
Total		$(7)	$(3)	$(9)	$(1)

10.	Variable Interest Entity
In February 2016, we agreed to make a $125 capital commitment to Acre Venture Partners, L.P. (Acre), a limited partnership formed to make venture capital investments in innovative new companies in food and food-related industries. Acre is managed by its general partner, Acre Ventures GP, LLC, which is independent of us. We are the sole limited partner of Acre and own a 99.8% interest. Our share of earnings (loss) is calculated according to the terms of the partnership agreement. Acre is a VIE. We have determined that we are the primary beneficiary. Therefore, we consolidate Acre and account for the third party ownership as a noncontrolling interest. Through January 29, 2017, we funded $51 of the capital commitment. Except for the remaining unfunded capital commitment of $74, we do not have obligations to provide additional financial or other support to Acre.
Acre elected the fair value option to account for qualifying investments to more appropriately reflect the value of the investments in the financial statements. The investments were $47 and $34 as of January 29, 2017, and July 31, 2016, respectively, and are included in Other assets on the Consolidated Balance Sheets. Changes in the fair values of investments for which the fair value option was elected are included in Other expenses / (income) on the Consolidated Statements of Earnings. Changes in the fair value were not material through January 29, 2017. Current assets and liabilities of Acre were not material as of January 29, 2017, or July 31, 2016.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our financial assets and liabilities that are measured at fair value on a recurring basis as of January 29, 2017, and July 31, 2016, consistent with the fair value hierarchy:

	Fair Value as of January 29, 2017	Fair Value Measurements at January 29, 2017 Using Fair Value Hierarchy			Fair Value as of July 31, 2016	Fair Value Measurements at July 31, 2016 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts(1)	$—	$—	$—	$—	$1	$—	$1	$—
Commodity derivative contracts(2)	5	4	1	—	3	2	1	—
Deferred compensation derivative contracts(3)	1	—	1	—	1	—	1	—
Fair value option investments (4)	46	—	3	43	33	—	8	25
Total assets at fair value	$52	$4	$5	$43	$38	$2	$11	$25

	Fair Value as of January 29, 2017	Fair Value Measurements at January 29, 2017 Using Fair Value Hierarchy			Fair Value as of July 31, 2016	Fair Value Measurements at July 31, 2016 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Forward starting interest rate swaps(5)	$15	$—	$15	$—	$44	$—	$44	$—
Foreign exchange forward contracts(1)	3	—	3	—	11	—	11	—
Commodity derivative contracts(2)	3	3	—	—	4	4	—	—
Deferred compensation derivative contracts(3)	—	—	—	—	1	—	1	—
Deferred compensation obligation(6)	130	130	—	—	119	119	—	—
Total liabilities at fair value	$151	$133	$18	$—	$179	$123	$56	$—
___________________________________

(1)	Based on observable market transactions of spot currency rates and forward rates.

(2)	Based on quoted futures exchanges and on observable prices of futures and options transactions in the marketplace.

(3)	Based on LIBOR and equity index swap rates.

(4)
Primarily represents investments in equity securities that are not readily marketable and are accounted for under the fair value option. The investments were funded by Acre. See Note 10 for additional information. Fair value is based on analyzing recent transactions and transactions of comparable companies, and the discounted cash flow method. In addition, allocation methods, including the option pricing method, are used in distributing fair value among various equity holders according to rights and preferences. Changes in the fair value of investments were not material through January 29, 2017.

(5)	Based on LIBOR swap rates.

(6)	Based on the fair value of the participants’ investments.
Items Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, we are also required to measure certain items at fair value on a nonrecurring basis.
In the fourth quarter of 2016, as part of our annual review of intangible assets, we recognized an impairment charge of $106 on goodwill and $35 on a trademark of the Bolthouse Farms carrot and carrot ingredients reporting unit. During the second quarter of 2017, we performed an interim impairment assessment as of December 31, 2016, and recognized an impairment charge of $127 on goodwill and $20 on a trademark of the Bolthouse Farms carrot and carrot ingredients reporting unit.
During the second quarter of 2017, we performed an interim impairment assessment of the Garden Fresh Gourmet reporting unit as of December 31, 2016, and recognized an impairment charge of $64 on goodwill and $1 on a trademark.
Fair value was determined based on unobservable Level 3 inputs. The fair value of goodwill was determined based on discounted cash flow analysis that include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. The fair value of trademarks was determined based on discounted cash flow analysis that include significant management assumptions such as revenue growth rates, weighted average cost of capital and assumed royalty rates.

The following table presents fair value measurements of intangible assets that were recognized in the second quarter of 2017 and the fourth quarter of 2016, respectively, consistent with the fair value hierarchy:

	January 29, 2017		July 31, 2016
	Impairment Charges	Fair Value	Impairment Charges	Fair Value
Bolthouse Farms Carrot and Carrot Ingredients
Goodwill	$127	$75	$106	$202
Trademark	$20	$48	$35	$68

Garden Fresh Gourmet
Goodwill	$64	$52
Trademark	$1	$37
See also Note 4 for additional information on the impairment charges.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, excluding the current portion of long-term debt, approximate fair value.
Cash equivalents of $122 at January 29, 2017, and $74 at July 31, 2016, represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of long-term debt, including the current portion of long-term debt in Short-term borrowings, was $2,747 at January 29, 2017, and $2,949 at July 31, 2016. The carrying value was $2,692 at January 29, 2017, and $2,755 at July 31, 2016. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.

12.	Share Repurchases
In June 2011, the Board authorized the purchase of up to $1,000 of our stock. This program has no expiration date. In addition to this publicly announced program, we also have a separate Board authorization to purchase shares to offset the impact of dilution from shares issued under our stock compensation plans.
During the six-month period ended January 29, 2017, we repurchased 4 million shares at a cost of $234. Of this amount, $200 was used to repurchase shares pursuant to our June 2011 publicly announced share repurchase program. Approximately $250 remained available under this program as of January 29, 2017. During the six-month period ended January 31, 2016, we repurchased 2 million shares at a cost of $86.

13.	Stock-based Compensation
We provide compensation benefits by issuing stock options, unrestricted stock and restricted stock units (including time-lapse restricted stock units, EPS performance restricted stock units, total shareholder return (TSR) performance restricted stock units, strategic performance restricted stock units and special performance restricted stock units). In 2017, we issued stock options, time-lapse restricted stock units, unrestricted stock, EPS performance restricted stock units and TSR performance restricted stock units. We have not issued strategic performance restricted stock units or special performance restricted stock units in 2017.
Pre-tax stock-based compensation expense and tax-related benefits recognized in the Consolidated Statement of Earnings were as follows:

	Three Months Ended		Six Months Ended
	January 29, 2017	January 31, 2016	January 29, 2017	January 31, 2016
Total pre-tax stock-based compensation expense	$18	$21	$32	$34
Tax-related benefits	$7	$8	$12	$13
Cash received from the exercise of stock options was $2 for the six-month periods ended January 29, 2017, and January 31, 2016, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

The following table summarizes stock option activity as of January 29, 2017:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)
Outstanding at July 31, 2016	681	$50.21
Granted	489	$54.65
Exercised	(33)	$50.21
Terminated	(95)	$52.49
Outstanding at January 29, 2017	1,042	$52.08	9.1	$11
Exercisable at January 29, 2017	194	$50.21	8.7	$2
The total intrinsic value of options exercised during the six-month period ended January 29, 2017, was not material. During the six-month period ended January 31, 2016, the total intrinsic value of options exercised was $2. We measure the fair value of stock options using the Black-Scholes option pricing model. The expected term of options granted was based on the weighted average time of vesting and the end of the contractual term. We utilized this simplified method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.
The assumptions and grant-date fair values for grants in 2017 and 2016 were as follows:

	2017	2016
Risk-free interest rate	1.28%	1.68%
Expected dividend yield	2.26%	2.46%
Expected volatility	18.64%	18.35%
Expected term	6 years	6 years
Grant-date fair value	$7.51	$6.86
We expense stock options on a straight-line basis over the vesting period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of January 29, 2017, total remaining unearned compensation related to nonvested stock options was $3, which will be amortized over the weighted-average remaining service period of 1.4 years.
The following table summarizes time-lapse restricted stock units, EPS performance restricted stock units, strategic performance restricted stock units and special performance restricted stock units as of January 29, 2017:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 31, 2016	2,004	$45.08
Granted	557	$54.73
Vested	(919)	$43.89
Forfeited	(343)	$43.04
Nonvested at January 29, 2017	1,299	$50.61
We determine the fair value of time-lapse restricted stock units, EPS performance restricted stock units, strategic performance restricted stock units and special performance restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. We expense EPS performance restricted stock units on a graded-vesting basis, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. There were 155 thousand EPS performance target grants outstanding at January 29, 2017, with a weighted-average grant-date fair value of $49.89. The actual number of EPS performance restricted stock units issued at the vesting date could range from 0% or 100% of the initial grant, depending on actual performance achieved. We estimate expense based on the number of awards expected to vest. In the first quarter of 2017, recipients of strategic performance restricted stock units earned 35% of the initial grants based on actual performance achieved during a three-year period ended July 31, 2016. There were no strategic performance restricted stock units outstanding at January 29, 2017.
In 2015, we issued special performance restricted stock units for which vesting was contingent upon meeting various financial goals and performance milestones to support innovation and growth initiatives. These awards vested in the first quarter of 2017 and are included in the table above. Recipients of special performance restricted stock units earned 0% of the initial grants based upon financial goals and 100% of the initial grants based upon performance milestones to support innovation and growth initiatives.
As of January 29, 2017, total remaining unearned compensation related to nonvested time-lapse restricted stock units and EPS performance restricted stock units was $34, which will be amortized over the weighted-average remaining service period of 1.8 years. The fair value of restricted stock units vested during the six-month periods ended January 29, 2017, and January 31, 2016, was $51 and $40, respectively. The weighted-average grant-date fair value of the restricted stock units granted during the six-month period ended January 31, 2016, was $50.00.
The following table summarizes TSR performance restricted stock units as of January 29, 2017:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 31, 2016	1,641	$49.13
Granted	606	$39.53
Vested	(251)	$36.26
Forfeited	(170)	$43.57
Nonvested at January 29, 2017	1,826	$48.23
We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation. Assumptions used in the Monte Carlo simulation were as follows:

	2017	2016
Risk-free interest rate	0.85%	0.92%
Expected dividend yield	2.26%	2.46%
Expected volatility	17.78%	17.25%
Expected term	3 years	3 years
We recognize compensation expense on a straight-line basis over the service period. As of January 29, 2017, total remaining unearned compensation related to TSR performance restricted stock units was $40, which will be amortized over the weighted-average remaining service period of 1.9 years. In the first quarter of 2017, recipients of TSR performance restricted stock units earned 75% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 29, 2016. In the first quarter of 2016, recipients of TSR performance restricted stock units earned 100% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 31, 2015. The fair value of TSR performance restricted stock units vested during the six-month periods ended January 29, 2017, and January 31, 2016, was $14 and $22, respectively. The grant-date fair value of the TSR performance restricted stock units granted during 2016 was $62.44.
The excess tax benefits on the exercise of stock options and vested restricted stock presented as cash flows from operating activities for the six-month periods ended January 29, 2017, and January 31, 2016, were $6 and $7, respectively

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
We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated as of January 29, 2017. While the potential future charges could be material in a particular quarter or annual period, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on our consolidated results of operations or financial condition.

15.	Inventories

	January 29, 2017	July 31, 2016
Raw materials, containers and supplies	$373	$391
Finished products	447	549
	$820	$940

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
Description of the Company
Unless otherwise stated, the terms "we," "us," "our" and the "company" refer to Campbell Soup Company and its consolidated subsidiaries.
We are a manufacturer and marketer of high-quality, branded food and beverage products. We manage our businesses in three divisions focused mainly on product categories. The divisions, which represent our operating and reportable segments, are as follows: Americas Simple Meals and Beverages; Global Biscuits and Snacks; and Campbell Fresh. On December 31, 2016, we had approximately 18,000 employees.
Summary of Results
This Summary of Results provides significant highlights from the discussion and analysis that follows.

•	Net sales decreased 1% in the current quarter to $2.171 billion due to lower volume and an increase in promotional spending.

•
Gross profit, as a percent of sales, increased to 38.0% from 37.2% in the year-ago quarter. The increase was primarily due to productivity improvements and increased benefits from cost savings initiatives, partly offset by higher supply chain costs and cost inflation, as well as higher promotional spending. The increase reflects continued expansion in Americas Simple Meals and Beverages. The increase in supply chain costs was primarily due to higher carrot costs in the quarter due to the adverse impact on crop yields of heavy rains, and lower beverage operating efficiencies within Campbell Fresh.

•
Other expenses / (income) increased to $220 million from $4 million in the year-ago quarter, primarily due to non-cash impairment charges of $212 million on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit and the Garden Fresh Gourmet reporting unit, as discussed below.

•
The effective tax rate was 42.9% in the current quarter, compared to 31.5% in the year-ago quarter. In the current quarter, we recognized a tax benefit of $32 million on $212 million of impairment charges. After adjusting for this item, the effective rate decreased as the timing of recognizing tax expense was favorably impacted by the impairment, which will reverse over the course of the second half of 2017.

•
Earnings per share were $.33 in the current quarter, compared to $.85 in the year-ago quarter. The current and prior-year quarter included expenses of $.58 and $.02 per share, respectively, from items impacting comparability as discussed below.

Net Earnings attributable to Campbell Soup Company
The following items impacted the comparability of earnings and earnings per share:

•
In the first quarter of 2017, we recognized losses of $20 million in Costs and expenses ($13 million after tax, or $.04 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans. In the second quarter of 2016, we recognized a gain of $7 million in Costs and expenses ($4 million after tax, or $.01 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans. Year-to-date in 2016, we recognized losses of $121 million in Costs and expenses ($76 million after tax, or $.24 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans;

•
In 2015, we implemented a new enterprise design and initiatives to reduce costs and to streamline our organizational structure. Year-to-date in 2017, we recorded implementation costs and other related costs of $11 million in Administrative expenses ($7 million after tax, or $.02 per share) related to these initiatives. In the second quarter of 2016, we recorded a pre-tax restructuring charge of $12 million and implementation costs and other related costs of $7 million in Administrative expenses related to the 2015 initiatives. In the second quarter of 2016, we also recorded a reduction to pre-tax restructuring charges of $3 million related to the fiscal 2014 initiative to improve supply chain efficiency in Australia. The aggregate after-tax impact of restructuring charges, implementation costs and other related costs in the second quarter of 2016 was $10 million, or $.03 per share. Year-to-date in 2016, we recorded pre-tax restructuring charges, implementation costs and other related costs associated with the 2015 and 2014 initiatives of $52 million ($33 million after tax, or $.11 per share). See Note 6 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information; and

•
In the second quarter of 2017, we performed an interim impairment assessment on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit and the Garden Fresh Gourmet reporting unit as operating performance was well below expectations and a new leadership team of the Campbell Fresh division initiated a strategic review which led to a revised outlook for future sales, earnings, and cash flow. The company recorded a non-cash impairment charge of $147 million ($139 million after tax, or $.45 per share) related to intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit and a non-cash impairment charge of $65 million ($41 million after tax, or $.13 per share) related to the intangible assets of the Garden Fresh Gourmet reporting unit (aggregate pre-tax impact of $212 million, $180 million after tax, or $.58 per share). The charges are included in Other expenses / (income).

The items impacting comparability are summarized below:

	Three Months Ended
	January 29, 2017		January 31, 2016
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to Campbell Soup Company	$101	$.33	$265	$.85

Pension and postretirement benefit mark-to-market adjustments	$—	$—	$4	$.01
Restructuring charges, implementation costs and other related costs	—	—	(10)	(.03)
Impairment charges	(180)	(.58)	—	—
Impact of items on Net earnings	$(180)	$(.58)	$(6)	$(.02)

	Six Months Ended
	January 29, 2017		January 31, 2016
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to Campbell Soup Company	$393	$1.27	$459	$1.47

Pension and postretirement benefit mark-to-market adjustments	$(13)	$(.04)	$(76)	$(.24)
Restructuring charges, implementation costs and other related costs	(7)	(.02)	(33)	(.11)
Impairment charges	(180)	(.58)	—	—
Impact of items on Net earnings(1)	$(200)	$(.65)	$(109)	$(.35)
_________________________________________

(1)	The sum of the individual per share amounts may not add due to rounding.
Net earnings attributable to Campbell Soup Company were $101 million ($.33 per share) in the current quarter, compared to $265 million ($.85 per share) in the year-ago quarter. After adjusting for items impacting comparability, net earnings increased primarily due to a lower effective tax rate and improved gross profit performance, partially offset by lower sales and higher marketing and selling expenses. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding, primarily due to share repurchases under our strategic share repurchase program.
Net earnings attributable to Campbell Soup Company were $393 million ($1.27 per share) in the six-month period ended January 29, 2017, compared to $459 million ($1.47 per share) in the year-ago period. After adjusting for items impacting comparability, net earnings increased primarily due to improved gross profit performance and a lower effective tax rate, partially offset by higher marketing and selling expenses and volume declines. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding, primarily due to share repurchases under our strategic share repurchase program.

SECOND-QUARTER DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Three Months Ended
(Millions)	January 29, 2017	January 31, 2016	% Change
Americas Simple Meals and Beverages	$1,231	$1,237	—%
Global Biscuits and Snacks	680	682	—
Campbell Fresh	260	282	(8)
	$2,171	$2,201	(1)%
An analysis of percent change of net sales by reportable segment follows:

	Americas Simple Meals and Beverages(2)	Global Biscuits and Snacks	Campbell Fresh	Total(2)
Volume and Mix	—%	—%	(8)%	(1)%
Increased Promotional Spending(1)	(1)	(1)	—	(1)
Currency	—	1	—	—
	—%	—%	(8)%	(1)%
_________________________________________

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

(2)	Sum of the individual amounts does not add due to rounding.
In Americas Simple Meals and Beverages, sales were comparable to the prior year as declines in V8 beverages were offset by gains in soup, Prego pasta sauces and Plum products. U.S. soup sales increased 1% with double-digit gains in ready-to-serve soups, driven by Campbell’s Chunky soups and the launch of Well Yes! soups, mostly offset by declines in broth and condensed soups. Gains in Campbell’s Chunky soups were due to improved execution, including dedicated advertising, and new items. Declines in broth were primarily a result of increased competitive activity. In 2017, we increased promotional spending on broth and V8 beverages to remain competitive, and in Canada to hold promoted prices following price increases.
In Global Biscuits and Snacks, sales were comparable to the prior year. Excluding the 1% favorable impact of currency translation, segment sales decreased primarily due to declines in Kelsen, mostly in the U.S., and in Arnott’s biscuits, partially offset by gains in Pepperidge Farm. Pepperidge Farms sales increased due to gains in Goldfish crackers and cookies, partly offset by declines in fresh bakery and frozen products. In 2017, we increased promotional spending to support Arnott’s biscuits and Pepperidge Farm bakery products to remain competitive.
In Campbell Fresh, sales decreased 8% due to lower sales of carrots, refrigerated beverages and Garden Fresh Gourmet, partly offset by gains in refrigerated soup. The carrot sales performance reflects the market share impact of quality and execution issues experienced in 2016. The decrease in refrigerated beverages reflects the adverse impact of the continued supply constraints related to the voluntary recall of Bolthouse Farms Protein PLUS drinks in June 2016.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $6 million in 2017 from 2016. As a percent of sales, gross profit was 38.0% in 2017 and 37.2% in 2016.
The 0.8% percentage point overall increase in gross margin was due to the following factors:

Margin Impact
Productivity improvements	1.8%
Mix	0.2
Pension and postretirement benefit mark-to-market adjustments(1)	0.1
Higher selling prices	0.1
Higher level of promotional spending	(0.6)
Cost inflation, supply chain costs and other factors(2)	(0.8)
0.8%
__________________________________________

(1)	Mark-to-market losses were $2 million in 2016.

(2)
Includes a positive margin impact of 0.8 points from cost savings initiatives, which was more than offset by cost inflation and other factors, including a negative impact of 0.4 points on carrot costs due to heavy rains this year.

Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 10.9% in 2017 compared to 10.1% in 2016. Marketing and selling expenses increased 6% in 2017 from 2016. The increase was due to higher advertising and consumer promotion expenses (approximately 3 percentage points); higher selling expenses (approximately 1 percentage point); and gains on pension and postretirement benefit mark-to-market adjustments recognized in 2016 (approximately 1 percentage point). The increase in advertising and consumer promotion expenses was primarily due to the launch of Well Yes! soups and higher levels of support on V8 vegetable juice and Prego pasta sauces.
Administrative Expenses
Administrative expenses as a percent of sales were 6.4% in 2017 compared to 6.6% in 2016. Administrative expenses decreased 5% in 2017 from 2016. The decrease was primarily due to lower incentive compensation costs (approximately 10 percentage points); lower costs related to the implementation of the new organizational structure and cost savings initiatives (approximately 3 percentage points); increased benefits from cost savings initiatives (approximately 1 percentage point); and lower other general costs (approximately 1 percentage point), partially offset by higher benefit-related costs (approximately 6 percentage points); gains on pension and postretirement benefit mark-to-market adjustments recognized in 2016 (approximately 3 percentage points); and investments in long-term innovation (approximately 1 percentage point).
Research and Development Expenses
Research and development expenses increased $2 million, or 9%, in 2017 from 2016. The increase was primarily due to gains on pension and postretirement benefit mark-to-market adjustments recognized in 2016 (approximately 9 percentage points) and inflation (approximately 4 percentage points), partially offset by increased benefits from cost savings initiatives (approximately 4 percentage points).
Operating Earnings
Segment operating earnings decreased 2% from the year-ago quarter.
An analysis of operating earnings by segment follows:

	Three Months Ended
(Millions)	January 29, 2017	January 31, 2016	% Change(2)
Americas Simple Meals and Beverages	$313	$290	8%
Global Biscuits and Snacks	135	141	(4)
Campbell Fresh	(3)	21	NM
	445	452	(2)%
Corporate	(241)	(29)
Restructuring charges(1)	1	(9)
Earnings before interest and taxes	$205	$414
__________________________________________

(1)	See Note 6 to the Consolidated Financial Statements for additional information on restructuring charges.

(2)	NM - not meaningful.
Earnings from Americas Simple Meals and Beverages increased 8%. The increase was primarily due to a higher gross profit percentage, benefiting from productivity improvements, partly offset by increased advertising and consumer promotion expenses.
Earnings from Global Biscuits and Snacks decreased 4%. The decrease was primarily due to a lower gross profit percentage as other supply chain costs and higher promotional spending were partly offset by productivity improvements.
Earnings from Campbell Fresh decreased by $24 million from $21 million in 2016 to a loss of $3 million in the current quarter. The decrease was primarily due to higher carrot costs, which were associated with the adverse impact on crop yields of heavy rains in December and January this year, as well as the cost impact of lower beverage operating efficiencies and lower sales.
Corporate in 2017 included non-cash impairment charges of $212 million on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit and the Garden Fresh Gourmet reporting unit. Corporate in 2016 included a gain of $7 million associated with pension and postretirement benefit mark-to-market adjustments and costs of $7 million related to the implementation of our new organizational structure and cost savings initiatives.

Interest Expense
Interest expense of $29 million in 2017 compared to $28 million in 2016 reflecting higher average interest rates on the debt portfolio, partly offset by lower average levels of debt.
Taxes on Earnings
The effective tax rate was 42.9% in 2017, and 31.5% in 2016. In 2017, we recognized a tax benefit of $32 million on the $212 million impairment charges on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit and the Garden Fresh Gourmet reporting unit. In 2016, we recognized a tax expense of $3 million on $7 million of pension and postretirement benefit mark-to-market gains and a $6 million tax benefit on $16 million of restructuring charges, implementation costs and other related costs. After adjusting for the items above, the effective tax rate decreased reflecting a benefit from a favorable timing impact related to the 2017 impairment charges, which will reverse over the course of the second half of 2017.
SIX-MONTH DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Six Months Ended
(Millions)	January 29, 2017	January 31, 2016	% Change
Americas Simple Meals and Beverages	$2,528	$2,539	—%
Global Biscuits and Snacks	1,351	1,334	1
Campbell Fresh	494	531	(7)
	$4,373	$4,404	(1)%
An analysis of percent change of net sales by reportable segment follows:

	Americas Simple Meals and Beverages(2)	Global Biscuits and Snacks(2)	Campbell Fresh	Total
Volume and Mix	—%	1%	(7)%	(1)%
Increased Promotional Spending(1)	(1)	(1)	—	(1)
Currency	—	2	—	1
	—%	1%	(7)%	(1)%
_________________________________________

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

(2)	Sum of the individual amounts does not add due to rounding.
In Americas Simple Meals and Beverages, sales were comparable to the prior year as declines in V8 beverages were offset by gains in Plum products. U.S. soup sales were comparable to the prior year as gains in ready-to-serve soups were offset by declines in condensed soups and broth. Gains in ready-to-serve soups were primarily driven by Campbell’s Chunky soups due to improved execution, including dedicated advertising, and the launch of Well Yes! soups. In 2017, we increased promotional spending on broth, in Canada and on V8 beverages. We increased promotional spending on broth and V8 beverages to remain competitive and in Canada to hold promoted prices following price increases.
In Global Biscuits and Snacks, sales increased 1% reflecting a 2% favorable impact from currency translation. Excluding the favorable impact of currency translation, segment sales decreased primarily due to declines in Kelsen, mostly in the U.S., and in Arnott's in Indonesia, partially offset by gains in Pepperidge Farm. Pepperidge Farm sales increased due to gains in Goldfish crackers and cookies, benefiting from increased marketing support and new items, partly offset by declines in fresh bakery and frozen products. In 2017, we increased promotional spending to support Pepperidge Farm bakery products, as well as Arnott’s in Australia and in Indonesia to remain competitive.
In Campbell Fresh, sales decreased 7% due to lower sales of carrots, refrigerated beverages and Garden Fresh Gourmet, partly offset by gains in refrigerated soup. The carrot sales performance reflects the market share impact of quality and execution issues experienced in 2016, as well as the adverse impact of weather conditions in the second quarter of 2017. The decrease in refrigerated beverages reflects the adverse impact of the continued supply constraints related to the voluntary recall of Bolthouse Farms Protein PLUS drinks in June 2016.

Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $92 million in 2017 from 2016. As a percent of sales, gross profit was 38.1% in 2017 and 35.7% in 2016.
The 2.4 percentage point overall increase in gross margin was due to the following factors:

Margin Impact
Productivity improvements	1.7%
Pension and postretirement benefit mark-to-market adjustments(1)	1.4
Mix	0.3
Higher selling prices	0.2
Higher level of promotional spending	(0.4)
Cost inflation, supply chain costs and other factors(2)	(0.8)
2.4%
__________________________________________

(1)	Mark-to-market losses were $20 million in 2017 and $81 million in 2016.

(2)
Includes a positive margin impact of 0.9 points from cost savings initiatives, which was more than offset by cost inflation and other factors, including a negative impact of 0.2 points on carrot costs due to heavy rains in December and January this year.

Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 10.6% in 2017 compared to 10.2% in 2016. Marketing and selling expenses increased 4% in 2017 from 2016. The increase was due to higher advertising and consumer promotion expenses (approximately 4 percentage points); higher selling expenses (approximately 3 percentage points); and inflation (approximately 1 percentage point), partially offset by pension and postretirement benefit mark-to-market adjustments recognized in 2016 (approximately 4 percentage points). The increase in advertising and consumer promotion expenses was primarily due to the launch of Well Yes! soups and higher levels of support on Prego pasta sauces, V8 vegetable juice and Pepperidge Farm Goldfish crackers.
Administrative Expenses
Administrative expenses as a percent of sales were 6.0% in 2017 compared to 6.9% in 2016. Administrative expenses decreased 13% in 2017 from 2016. The decrease was primarily due to losses on pension and postretirement benefit mark-to-market adjustments recognized in 2016 (approximately 6 percentage points); increased benefits from cost savings initiatives (approximately 5 percentage points); lower incentive compensation costs (approximately 4 percentage points); and lower costs related to the implementation of the new organizational structure and cost savings initiatives (approximately 4 percentage points), partially offset by higher benefit-related costs (approximately 2 percentage points); inflation and other factors (approximately 2 percentage points) and investments in long-term innovation (approximately 1 percentage point).
Research and Development Expenses
Research and development expenses decreased $4 million, or 7%, in 2017 from 2016. The decrease was primarily due to losses on pension and postretirement benefit mark-to-market adjustments recognized in 2016 (approximately 11 percentage points), partially offset by investments in long-term innovation (approximately 2 percentage points) and inflation and other factors (approximately 2 percentage points).

Operating Earnings
Segment operating earnings decreased 1% in 2017 from 2016.
An analysis of operating earnings by segment follows:

	Six Months Ended
(Millions)	January 29, 2017	January 31, 2016	% Change(2)
Americas Simple Meals and Beverages	$696	$653	7%
Global Biscuits and Snacks	247	255	(3)
Campbell Fresh	(2)	39	NM
	941	947	(1)%
Corporate	(279)	(188)
Restructuring charges(1)	—	(30)
Earnings before interest and taxes	$662	$729
__________________________________________

(1)	See Note 6 to the Consolidated Financial Statements for additional information on restructuring charges.

(2)	NM - not meaningful.
Earnings from Americas Simple Meals and Beverages increased 7%. The increase was primarily due to a higher gross profit percentage, benefiting from productivity improvements, partly offset by increased marketing and selling expenses. Advertising and consumer promotion expenses increased in 2017 primarily due to the launch of Well Yes! soups and higher levels of support on Prego pasta sauces and V8 vegetable juice.
Earnings from Global Biscuits and Snacks decreased 3%. The decrease was primarily due to a lower gross profit percentage as other supply chain costs and higher promotional spending were partly offset by productivity improvements.
Earnings from Campbell Fresh decreased by $41 million from $39 million in 2016 to a loss of $2 million in the current year. The decrease was primarily due to higher carrot costs, which were associated with the adverse impact on crop yields of heavy rains in December and January this year, as well as excess organic carrots; the cost impact of lower beverage operating efficiencies; and lower sales.
Corporate in 2017 included non-cash impairment charges of $212 million on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit, and the Garden Fresh Gourmet reporting unit; a $20 million loss associated with pension and postretirement benefit mark-to-market adjustments and costs of $11 million related to the implementation of our new organizational structure and cost savings initiatives. Corporate in 2016 included a $121 million loss associated with pension and postretirement benefit mark-to-market adjustments and costs of $22 million related to the implementation of our new organizational structure and cost savings initiatives.The remaining decrease was primarily due to lower postretirement benefit costs.
Interest Expense
Interest expense of $58 million in 2017 compared to $57 million in 2016 reflecting higher average interest rates on the debt portfolio, partly offset by lower average levels of debt.
Taxes on Earnings
The effective tax rate was 35.1% in 2017, and 31.9% in 2016. In 2017, we recognized a $32 million tax benefit on the $212 million impairment charges on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit and the Garden Fresh reporting unit, a tax benefit of $7 million on $20 million of pension and postretirement benefit mark-to-market losses and a $4 million tax benefit on $11 million of restructuring charges, implementation costs and other related costs. In 2016, we recognized a tax benefit of $45 million on $121 million of pension and postretirement benefit mark-to-market losses and a $19 million tax benefit on $52 million of restructuring charges, implementation costs and other related costs. After adjusting for the items above, the effective tax rate decreased reflecting a benefit from a favorable timing impact related to the 2017 impairment charges, which will reverse over the course of the second half of 2017, and the recognition of $6 million of excess tax benefits in connection with the adoption of new accounting guidance on stock-based compensation in 2017. See Note 2 to the Consolidated Financial Statements for additional information on the adoption of the new accounting guidance.

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
In support of the new structure, we designed and implemented a new Integrated Global Services organization to deliver shared services across the company. We also streamlined our organizational structure, implemented an initiative to reduce overhead across the organization and are pursuing other initiatives to reduce costs and increase effectiveness, such as adopting zero-based budgeting over time. As part of these initiatives, we commenced a voluntary employee separation program available to certain U.S.-based salaried employees nearing retirement who met age, length-of-service and business unit/function criteria. A total of 471 employees elected the program. The electing employees remained with us through at least July 31, 2015, with some remaining beyond that date.
In February 2017, we announced that we are expanding these cost savings initiatives by further optimizing our supply chain network, primarily in North America, continuing to evolve our operating model to drive efficiencies, and more fully integrating our recent acquisitions. We have extended the time horizon for the initiatives from 2018 to 2020. Cost estimates for these expanded initiatives, as well as timing for certain activities, are being developed.
A summary of the restructuring charges we recorded and charges incurred in Administrative expenses related to the implementation of the new organizational structure and costs savings initiatives is as follows:

	Three Months Ended		Six Months Ended		Year Ended
(Millions, except per share amounts)	January 29, 2017	January 31, 2016	January 29, 2017	January 31, 2016	July 31, 2016	August 2, 2015
Restructuring charges	$(1)	$12	$—	$33	$35	$102
Administrative expenses	3	7	11	22	47	22
Total pre-tax charges	$2	$19	$11	$55	$82	$124

Aggregate after-tax impact	$1	$12	$7	$35	$52	$78
Per share impact	$—	$.04	$.02	$.11	$.17	$.25
A summary of the pre-tax costs associated with the 2015 initiatives is as follows:

(Millions)	Recognized as of January 29, 2017
Severance pay and benefits	$128
Implementation costs and other related costs	89
Total	$217
The total estimated pre-tax costs for the 2015 initiatives for actions that have been identified are approximately $250 million to $270 million. The estimates will be updated as costs for the expanded initiatives are developed.
We expect the costs for actions that have been identified to date to consist of approximately $130 million to $135 million in severance pay and benefits, and approximately $120 million to $135 million in implementation costs and other related costs.We expect these total pre-tax costs related to the 2015 initiatives will be associated with segments as follows: Americas Simple Meals and Beverages - approximately 33%; Global Biscuits and Snacks - approximately 32%; Campbell Fresh - approximately 3%; and Corporate - approximately 32%.
We expect substantially all costs to be cash expenditures, except for $7 million of non-cash postretirement and pension curtailment costs incurred in 2015. In addition, we expect to invest approximately $105 million in capital expenditures through 2019 related to the construction of a network of distribution centers for our U.S. thermal plants.
We expect to incur the costs through 2019, and to fund the costs through cash flows from operations and short-term borrowings.

We expect the 2015 initiatives to generate pre-tax savings of approximately $300 million in 2017. For actions that have been identified to date, we expect annual savings of $350 million, and once all phases are implemented, to generate annual ongoing savings of approximately $450 million beginning in 2020. The annual pre-tax savings generated by the 2015 initiatives were as follows:

	Six Months Ended	Year Ended
(Millions)	January 29, 2017	July 31, 2016	August 2, 2015
Total pre-tax savings	$275	$215	$85
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

	January 29, 2017
(Millions)	Three Months Ended	Six Months Ended	Costs Incurred to Date
Americas Simple Meals and Beverages	$—	$—	$71
Global Biscuits and Snacks	(1)	2	68
Campbell Fresh	—	—	2
Corporate	3	9	76
Total	$2	$11	$217

2014 Initiatives
In 2016, we recorded a reduction to restructuring charges of $4 million ($3 million after tax, or $.01 per share) related to the 2014 initiatives. Of the amounts recorded in 2016, $3 million ($2 million after tax, or $.01 per share) was recorded in the second quarter related to the 2014 initiative to improve supply chain efficiency in Australia. As of July 31, 2016, we incurred substantially all of the costs related to the 2014 initiatives.
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
We generated cash flows from operations of $667 million in 2017, compared to $754 million in 2016. The decline in 2017 was primarily due to changes in accrued liabilities, principally accrued taxes and accrued incentive compensation.
Current assets are less than current liabilities as a result of our level of current maturities of long-term debt and short-term borrowings and our focus to lower core working capital requirements by reducing trade receivables and inventories while extending payment terms for accounts payables. We had negative working capital of $540 million as of January 29, 2017, and $647 million as of July 31, 2016. Debt maturing within one year was $1.185 billion as of January 29, 2017.
Capital expenditures were $119 million in 2017, compared to $153 million in 2016. Capital expenditures are expected to total approximately $325 million in 2017. Capital expenditures in 2017 included projects to expand: Australian multi-pack biscuit capacity (approximately $9 million); beverage and salad dressing capacity at Bolthouse Farms (approximately $6 million); and

capacity at Garden Fresh (approximately $3 million); as well as the continued enhancement of our corporate headquarters (approximately $7 million); and replacement of a Pepperidge Farm refrigeration system (approximately $4 million).
Dividend payments were $207 million in 2017, and $197 million in 2016. We repurchased approximately 4 million shares at a cost of $234 million in 2017, and approximately 2 million shares at a cost of $86 million in 2016. See Note 12 to the Consolidated Financial Statements and “Unregistered Sales of Equity Securities and Use of Proceeds” for more information.
As of January 29, 2017, we had $1.185 billion of short-term borrowings due within one year, of which $785 million was comprised of commercial paper borrowings. As of January 29, 2017, we issued $48 million of standby letters of credit. We have a committed revolving credit facility totaling $1.85 billion that matures in December 2021. This U.S. facility remained unused at January 29, 2017, except for $3 million of standby letters of credit that we issued under it. The U.S. facility supports our commercial paper programs and other general corporate purposes. In July 2016, we entered into a committed revolving credit facility totaling CAD $280 million, or $213 million, that matures in July 2019. The Canadian facility's commitment mandatorily reduces to CAD $225 million in July 2017 and to CAD $185 million in July 2018. The Canadian facility supports general corporate purposes. Through January 2017, we reduced the borrowings and commitment under the Canadian facility by CAD $80 million, or $61 million. As of January 29, 2017, we had borrowings of CAD $200 million, or $152 million, at a rate of 1.848% under this facility.
In September 2014, we filed a shelf registration statement with the Securities and Exchange Commission that registered an indeterminate amount of debt securities. Under the registration statement, we may issue debt securities from time to time, depending on market conditions.
We are in compliance with the covenants contained in our revolving credit facilities and debt securities.
SIGNIFICANT ACCOUNTING ESTIMATES
We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in the 2016 Annual Report on Form 10-K. The accounting policies we used in preparing these financial statements are substantially consistent with those we applied in our Annual Report on Form 10-K for the year ended July 31, 2016, with the exception of the adoption of new guidance on accounting for share-based payments as described in Note 2 to the Consolidated Financial Statements. The following areas all require the use of subjective or complex judgments, estimates and assumptions: trade and consumer promotion programs; the valuation of long-lived assets; pension and postretirement benefits; and income taxes. Our significant accounting estimates are described in Management’s Discussion and Analysis included in the 2016 Annual Report on Form 10-K.
Valuation of long-lived assets - The valuation of long-lived assets is an area that requires the use of subjective or complex judgments, estimates and assumptions. Goodwill and intangible assets deemed to have indefinite lives are not amortized but rather are tested at least annually for impairment, or more often if events or changes in circumstances indicate that more likely than not the carrying amount of the asset may not be recoverable. In the fourth quarter of 2016, as part of our annual review of intangible assets, we recognized an impairment charge of $106 million on goodwill and $35 million on a trademark within the Bolthouse Farms carrot and carrot ingredients reporting unit, which is part of the Campbell Fresh segment. In 2016, carrot performance primarily reflected the adverse impact of weather conditions on crop yields, and execution issues in response to those conditions, which led to customer dissatisfaction, a loss of business, and higher carrot costs in the second half of the year. The impairment was attributable to a decline in profitability in the second half of 2016 and a revised outlook for the business, with reduced expectations for sales, operating margins, and discounted cash flows.
During the second quarter of 2017, sales and operating profit performance for Bolthouse Farms carrot and carrot ingredients were well below our revised expectations due to difficulty with regaining market share lost during 2016 and higher carrot costs from the adverse impact of heavy rains on crop yields. During the quarter, we also lowered our forecast for sales and earnings for the reporting unit for the second half of 2017 based on revised market share recovery expectations and the continuing effect of unusual weather conditions on carrot costs. In addition, as part of a strategic review initiated by a new leadership team of Campbell Fresh during the second quarter, we decided to reduce emphasis on growing sales of carrot ingredients, which are a by-product of the manufacturing process, and to manage carrots sold at retail for modest sales growth consistent with the category while improving profitability. Accordingly, we reduced our expectations for recovery of retail carrot market share. As a consequence of current-year performance and the strategic review, we lowered our sales outlook for future fiscal years.We also lowered our average margin expectations due in part to cost volatility, which has been higher than expected. Based upon the business performance in the second quarter of 2017, our reduced near-term outlook, and reduced expectations for sales, operating margins and discounted cash flows, we performed an interim impairment assessment as of December 31, 2016, which resulted in a $127 million impairment charge on goodwill and $20 million on a trademark in the reporting unit. The updated cash flow projections include expectations that operating margins will improve from reduced levels in 2016 and 2017.

We acquired Garden Fresh Gourmet on June 29, 2015, and therefore the fair value was not significantly in excess of the carrying value as of July 31, 2016. During 2017, sales and operating profit performance for Garden Fresh Gourmet, which is a reporting unit within the Campbell Fresh segment, were well below expectations, and we lowered our outlook for the second half of 2017 due to customer losses and failure to meet product distribution goals. We expected to expand distribution of salsa beyond our concentration in the Midwest region, however this proved to be challenging as differentiated recipes are required to meet taste profiles in other parts of the country. In addition, as part of a strategic review initiated by a new leadership team of Campbell Fresh during the second quarter, we lowered our distribution and category growth expectations and, therefore, future sales outlook. Based upon the business performance in 2017, our reduced near-term outlook, and reduced expectations for sales, operating margins and discounted cash flows, we performed an interim impairment assessment as of December 31, 2016, which resulted in a $64 million impairment charge on goodwill and $1 million on a trademark in the reporting unit. The updated cash flow projections include expectations that we will build distribution in the U.S., operating margins will expand partly driven by the benefits from further integration, and sales growth rates will exceed the company's overall sales growth rates.
During the second quarter of 2017, Bolthouse Farms refrigerated beverages and salad dressings sales performance was below expectations, principally due to constrained production capacity related to the voluntary recall of Bolthouse Farms Protein PLUS drinks in the fourth quarter of 2016. In addition, as part of a strategic review initiated by a new leadership team of Campbell Fresh during the second quarter, we now expect that the rate of future sales growth will be above the company's overall sales growth but sales will be lower than previously expected and we decided to increase our focus on improving profitability by pursuing various supply chain initiatives. While we do not believe that events or changes in circumstances indicate that it is more likely than not the carrying amount of the Bolthouse Farms refrigerated beverages and salad dressings reporting unit, nor the Bolthouse Farms trademark within the reporting unit, may not be recoverable, we performed a sensitivity analysis for the Bolthouse Farms trademark. We concluded that the trademark is not impaired but had risk of decreasing coverage. The carrying value of the trademark related to the Bolthouse Farms beverages and salad dressings reporting unit was $280 million at January 29, 2017, and July 31, 2016. As of July 31, 2016, the fair value of the trademark exceeded the carrying value by approximately 20%. We will continue to monitor this trademark.
The estimates of future cash flows involve significant management judgment and are based upon assumptions about expected future operating performance, economic conditions, market conditions, and cost of capital. Inherent in estimating the future cash flows are uncertainties beyond our control, such as changes in capital markets. The actual cash flows could differ materially from management’s estimates due to changes in business conditions, operating performance, and economic conditions.
As of January 29, 2017, the carrying value of goodwill was $2.064 billion. Of this amount, the carrying value of goodwill related to the Bolthouse Farms carrot and carrot ingredients reporting unit was $75 million, and the carrying value of the goodwill related to the Garden Fresh Gourmet reporting unit was $52 million, which represent fair value as a result of the impairment charges in 2017. Holding all other assumptions used in the 2017 interim assessment constant, changes in the assumptions below would reduce fair value of the two reporting units by approximately:

(Millions)	Bolthouse Farms Carrot and Carrot Ingredients	Garden Fresh Gourmet
1% increase in the weighted-average cost of capital	$(65)	$(30)
1% reduction in revenue growth	$(30)	$(15)
1% reduction in EBITDA* margin	$(50)	$(15)
_________________________________________

*	Earnings before interest, taxes, depreciation and amortization.
If assumptions are not achieved or market conditions decline, potential additional impairment charges could result.
As of January 29, 2017, the carrying value of the trademarks was $900 million. Of this amount, $48 million related to the Bolthouse Farms carrot and carrot ingredients reporting unit, and $37 million related to the Garden Fresh Gourmet reporting unit, which represent fair value as a result of the impairment charges in 2017. Holding all other assumptions used in the 2017 interim assessment constant, changes in the assumptions below would reduce fair value of the trademarks by approximately:

(Millions)	Bolthouse Farms Carrot and Carrot Ingredients	Garden Fresh Gourmet
1% increase in the weighted-average cost of capital	$(5)	$(10)
1% reduction in revenue growth	$(5)	$(5)

If assumptions are not achieved or market conditions decline, potential additional impairment charges could result.
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
Item 4. Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 29, 2017 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

b.	Changes in Internal Controls
There were no changes in our internal control over financial reporting that materially affected, or were likely to materially affect, such control over financial reporting during the quarter ended January 29, 2017.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities	Total Number of Shares Purchased (1)		Average Price Paid Per Share (2)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions) (3)
Period
10/31/16 - 11/30/16	202,500	(4)	$57.45	(4)	155,500	$341
12/1/16 - 12/30/16	1,685,631	(5)	$58.99	(5)	1,356,631	$261
1/3/17 - 1/27/17	179,437		$60.84		179,437	$250
Total	2,067,568		$59.00		1,691,568	$250
____________________________________

(1)
Shares purchased are as of the trade date. Includes 376,000 shares repurchased in open-market transactions primarily to offset the dilutive impact to existing shareholders of issuances under stock compensation plans.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)
During the second quarter of 2017, we had a publicly announced strategic share repurchase program. Under this program, which was announced on June 23, 2011, our Board of Directors authorized the purchase of up to $1 billion of our stock. The program has no expiration date. Pursuant to our longstanding practice, under a separate 2017 authorization, we expect to continue purchasing shares sufficient to offset shares issued under our incentive compensation plans.

(4)	Includes 47,000 shares repurchased in open-market transactions at a price of $57.47 primarily to offset the dilutive impact to existing shareholders of issuances under stock compensation plans.

(5)
Includes 329,000 shares repurchased in open-market transactions at an average price of $58.70 primarily to offset the dilutive impact to existing shareholders of issuances under stock compensation plans.

Item 6. Exhibits

10
Five-Year Credit Agreement, dated December 9, 2016, by and among Campbell Soup Company, the eligible subsidiaries referred to therein, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders named therein, is incorporated by reference to Exhibit 10 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on December 12, 2016.

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
Date: March 9, 2017

CAMPBELL SOUP COMPANY

By: /s/ Anthony P. DiSilvestro
Anthony P. DiSilvestro
Senior Vice President and Chief Financial Officer

By: /s/ William J. O'Shea
William J. O'Shea
Vice President and Controller

INDEX TO EXHIBITS

10
Five-Year Credit Agreement, dated December 9, 2016, by and among Campbell Soup Company, the eligible subsidiaries referred to therein, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders named therein, is incorporated by reference to Exhibit 10 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on December 12, 2016.

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