Form 10-Q
period 2017-04-30
CAMPBELL SOUP CO
filed 2017-06-08
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number
April 30, 2017	1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.

1 Campbell Place
Camden, New Jersey 08103-1799
Principal Executive Offices

Telephone Number: (856) 342-4800

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

There were 303,065,427 shares of capital stock outstanding as of June 1, 2017.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016
Net sales	$1,853	$1,870	$6,226	$6,274
Costs and expenses
Cost of products sold	1,175	1,210	3,882	4,040
Marketing and selling expenses	209	228	674	677
Administrative expenses	140	154	402	456
Research and development expenses	27	31	78	86
Other expenses / (income)	4	(23)	230	(14)
Restructuring charges	—	2	—	32
Total costs and expenses	1,555	1,602	5,266	5,277
Earnings before interest and taxes	298	268	960	997
Interest expense	29	29	87	86
Interest income	1	1	3	3
Earnings before taxes	270	240	876	914
Taxes on earnings	94	55	307	270
Net earnings	176	185	569	644
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	—
Net earnings attributable to Campbell Soup Company	$176	$185	$569	$644
Per Share — Basic
Net earnings attributable to Campbell Soup Company	$.58	$.60	$1.86	$2.08
Dividends	$.35	$.312	$1.05	$.936
Weighted average shares outstanding — basic	304	309	306	309
Per Share — Assuming Dilution
Net earnings attributable to Campbell Soup Company	$.58	$.59	$1.85	$2.07
Weighted average shares outstanding — assuming dilution	306	311	308	311
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(unaudited)
(millions)

	Three Months Ended
	April 30, 2017			May 1, 2016
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$176			$185
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(4)	$—	(4)	$101	$(1)	100
Cash-flow hedges:
Unrealized gains (losses) arising during the period	2	—	2	(25)	7	(18)
Reclassification adjustment for (gains) losses included in net earnings	2	(1)	1	(3)	1	(2)
Pension and other postretirement benefits:
Reclassification of prior service credit included in net earnings	(5)	1	(4)	(1)	—	(1)
Other comprehensive income (loss)	$(5)	$—	(5)	$72	$7	79
Total comprehensive income (loss)			$171			$264
Total comprehensive income (loss) attributable to noncontrolling interests			—			—
Total comprehensive income (loss) attributable to Campbell Soup Company			$171			$264

	Nine Months Ended
	April 30, 2017			May 1, 2016
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$569			$644
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(28)	$—	(28)	$58	$—	58
Cash-flow hedges:
Unrealized gains (losses) arising during the period	32	(11)	21	(35)	11	(24)
Reclassification adjustment for (gains) losses included in net earnings	9	(3)	6	(9)	3	(6)
Pension and other postretirement benefits:
Reclassification of prior service credit included in net earnings	(18)	6	(12)	(2)	—	(2)
Other comprehensive income (loss)	$(5)	$(8)	(13)	$12	$14	26
Total comprehensive income (loss)			$556			$670
Total comprehensive income (loss) attributable to noncontrolling interests			1			2
Total comprehensive income (loss) attributable to Campbell Soup Company			$555			$668
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	April 30, 2017	July 31, 2016
Current assets
Cash and cash equivalents	$313	$296
Accounts receivable, net	618	626
Inventories	791	940
Other current assets	68	46
Total current assets	1,790	1,908
Plant assets, net of depreciation	2,372	2,407
Goodwill	2,057	2,263
Other intangible assets, net of amortization	1,113	1,152
Other assets ($46 and $34 attributable to variable interest entity)	119	107
Total assets	$7,451	$7,837
Current liabilities
Short-term borrowings	$1,122	$1,219
Payable to suppliers and others	568	610
Accrued liabilities	538	604
Dividends payable	111	100
Accrued income taxes	13	22
Total current liabilities	2,352	2,555
Long-term debt	2,270	2,314
Deferred taxes	412	396
Other liabilities	927	1,039
Total liabilities	5,961	6,304
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	348	354
Earnings retained in the business	2,173	1,927
Capital stock in treasury, at cost	(934)	(664)
Accumulated other comprehensive loss	(118)	(104)
Total Campbell Soup Company shareholders' equity	1,481	1,525
Noncontrolling interests	9	8
Total equity	1,490	1,533
Total liabilities and equity	$7,451	$7,837
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Nine Months Ended
	April 30, 2017	May 1, 2016
Cash flows from operating activities:
Net earnings	$569	$644
Adjustments to reconcile net earnings to operating cash flow
Impairment charges	212	—
Restructuring charges	—	32
Stock-based compensation	48	50
Pension and postretirement benefit expense (income)	(35)	167
Depreciation and amortization	234	228
Deferred income taxes	11	4
Other, net	15	2
Changes in working capital
Accounts receivable	1	5
Inventories	144	172
Prepaid assets	(20)	7
Accounts payable and accrued liabilities	(116)	(59)
Receipts from hedging activities	1	5
Other	(53)	(46)
Net cash provided by operating activities	1,011	1,211
Cash flows from investing activities:
Purchases of plant assets	(195)	(225)
Sales of plant assets	—	5
Other, net	(14)	(14)
Net cash used in investing activities	(209)	(234)
Cash flows from financing activities:
Net short-term repayments	(66)	(425)
Long-term repayments	(76)	—
Dividends paid	(314)	(294)
Treasury stock purchases	(305)	(118)
Treasury stock issuances	2	2
Payments related to tax withholding for stock-based compensation	(21)	(21)
Net cash used in financing activities	(780)	(856)
Effect of exchange rate changes on cash	(5)	9
Net change in cash and cash equivalents	17	130
Cash and cash equivalents — beginning of period	296	253
Cash and cash equivalents — end of period	$313	$383
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at August 2, 2015	323	$12	(13)	$(556)	$339	$1,754	$(168)	$(4)	$1,377
Net earnings (loss)						644		—	644
Other comprehensive income (loss)							24	2	26
Dividends ($.936 per share)						(293)			(293)
Treasury stock purchased			(2)	(118)					(118)
Treasury stock issued under management incentive and stock option plans			1	35	3				38
Balance at May 1, 2016	323	$12	(14)	$(639)	$342	$2,105	$(144)	$(2)	$1,674
Balance at July 31, 2016	323	$12	(15)	$(664)	$354	$1,927	$(104)	$8	$1,533
Net earnings (loss)						569		—	569
Other comprehensive income (loss)							(14)	1	(13)
Dividends ($1.05 per share)						(323)			(323)
Treasury stock purchased			(5)	(305)					(305)
Treasury stock issued under management incentive and stock option plans			1	35	(6)				29
Balance at April 30, 2017	323	$12	(19)	$(934)	$348	$2,173	$(118)	$9	$1,490
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
In May 2014, the Financial Accounting Standards Board (FASB) issued revised guidance on the recognition of revenue from contracts with customers. The guidance is designed to create greater comparability for financial statement users across industries and jurisdictions. The guidance also requires enhanced disclosures. The guidance was originally effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In July 2015, the FASB decided to delay the effective date of the new revenue guidance by one year to fiscal years, and interim periods within those years, beginning after December 15, 2017. Entities will be permitted to adopt the new revenue standard early, but not before the original effective date. The guidance permits the use of either a full retrospective or modified retrospective transition method. We are currently performing a diagnostic review of our arrangements with customers across our significant businesses, including our practices of offering rebates, refunds, discounts and other price allowances, and trade and consumer promotion programs. We are evaluating our methods of estimating the amount and timing of these various forms of variable consideration. We are continuing to evaluate the impact that the new guidance will have on our consolidated financial statements, as well as which transition method we will use.
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
In March 2016, the FASB issued guidance that amends accounting for share-based payments, including the accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. We adopted the guidance in 2017. In accordance with the prospective adoption of the recognition of excess tax benefits and deficiencies in the Consolidated Statements of Earnings, we recognized a $6 tax benefit in Taxes on earnings in the nine-month period ended April 30, 2017. We elected to continue to estimate forfeitures expected to occur. In addition, we elected to adopt retrospectively the amendment to present excess tax benefits on share-based compensation as an operating activity, which resulted in a reclassification of $7 from Net cash used in financing activities to Net cash provided by operating activities in the Consolidated Statement of Cash Flows for the nine-month period ended May 1, 2016. We also adopted retrospectively the amendment to present cash payments to tax authorities in connection with shares withheld to meet statutory tax withholding requirements as a financing activity. As a result, there was a reclassification of $21 from Net cash provided by operating activities to Net cash used in financing activities in the Consolidated Statement of Cash Flows for the nine-month period ended May 1, 2016.
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
In March 2017, the FASB issued guidance that improves the presentation of net periodic pension cost and net periodic postretirement benefit cost. Under the revised guidance, the service cost component of benefit cost is classified in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost (such as interest expense, return on assets, amortization of prior service credit, actuarial gains and losses, settlements and curtailments) are required to be presented in the income statement separately from the service cost component. The guidance also allows only the service cost component to be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory). The guidance should be applied retrospectively for the presentation of the service cost component and the other components of benefit cost in the income statement, and applied prospectively on and after the effective date for the capitalization of the service cost component. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.
In May 2017, the FASB issued guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, modification accounting is required only if the value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for fiscal years beginning after December 15, 2017. Early adoption is permitted. We will apply the guidance in evaluating future changes to terms or conditions of share-based payment awards.

3.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

	Foreign Currency Translation Adjustments(1)	Gains (Losses) on Cash Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at July 31, 2016	$(124)	$(41)	$61	$(104)
Other comprehensive income (loss) before reclassifications	(29)	21	—	(8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	6	(12)	(6)
Net current-period other comprehensive income (loss)	(29)	27	(12)	(14)
Balance at April 30, 2017	$(153)	$(14)	$49	$(118)
_____________________________________

(1)	Included a tax expense of $6 as of April 30, 2017, and July 31, 2016.

(2)	Included a tax benefit of $9 as of April 30, 2017, and $23 as of July 31, 2016.

(3)	Included a tax expense of $29 as of April 30, 2017, and $35 as of July 31, 2016.
Amounts related to noncontrolling interests were not material.
The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016	Location of (Gain) Loss Recognized in Earnings
(Gains) losses on cash flow hedges:
Foreign exchange forward contracts	$1	$(4)	$5	$(10)	Cost of products sold
Foreign exchange forward contracts	—	—	1	(2)	Other expenses / (income)
Forward starting interest rate swaps	1	1	3	3	Interest expense
Total before tax	2	(3)	9	(9)
Tax expense (benefit)	(1)	1	(3)	3
(Gain) loss, net of tax	$1	$(2)	$6	$(6)

Pension and postretirement benefit adjustments:
Prior service credit	$(5)	$(1)	$(18)	$(2)	(1)
Tax expense (benefit)	1	—	6	—
(Gain) loss, net of tax	$(4)	$(1)	$(12)	$(2)
_____________________________________

(1)	This is included in the components of net periodic benefit (income) / expense (see Note 8 for additional details).

4.	Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill by business segment:

	Americas Simple Meals and Beverages	Global Biscuits and Snacks	Campbell Fresh	Total
Gross balance at July 31, 2016	$775	$757	$837	$2,369
Accumulated impairment charges	—	—	(106)	(106)
Net balance at July 31, 2016	$775	$757	$731	$2,263
Impairment	—	—	(191)	(191)
Foreign currency translation adjustment	(4)	(11)	—	(15)
Balance at April 30, 2017	$771	$746	$540	$2,057
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

Intangible Assets
The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

Intangible Assets	April 30, 2017	July 31, 2016
Amortizable intangible assets
Customer relationships	$222	$222
Technology	40	40
Other	35	35
Total gross amortizable intangible assets	$297	$297
Accumulated amortization	(86)	(72)
Total net amortizable intangible assets	$211	$225
Non-amortizable intangible assets
Trademarks	902	927
Total net intangible assets	$1,113	$1,152
Non-amortizable intangible assets consist of trademarks, which include Bolthouse Farms, Pace, Plum, Kjeldsens, Garden Fresh Gourmet and Royal Dansk. Amortizable intangible assets consist of recipes, patents, trademarks and distributor relationships.
Amortization of intangible assets was $15 for the nine-month periods ended April 30, 2017, and May 1, 2016. Amortization expense for the next 5 years is estimated to be $20 in 2017, and $15 in 2018 through 2021. Asset useful lives range from 5 to 20 years.
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

	Three Months Ended		Nine Months Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016
Net sales
Americas Simple Meals and Beverages	$982	$999	$3,510	$3,538
Global Biscuits and Snacks	623	608	1,974	1,942
Campbell Fresh	248	263	742	794
Total	$1,853	$1,870	$6,226	$6,274

	Three Months Ended		Nine Months Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016
Earnings before interest and taxes
Americas Simple Meals and Beverages	$226	$225	$922	$878
Global Biscuits and Snacks	98	86	345	341
Campbell Fresh	1	13	(1)	52
Corporate(1)	(27)	(54)	(306)	(242)
Restructuring charges(2)	—	(2)	—	(32)
Total	$298	$268	$960	$997

(1)
Represents unallocated items. Pension and postretirement benefit mark-to-market adjustments are included in Corporate. Losses were $54 in the three-month period ended May 1, 2016, and $20 and $175 in the nine-month periods ended April 30, 2017, and May 1, 2016, respectively. Costs related to the implementation of our new organizational structure and cost savings initiatives were $7 and  $13 in the three-month periods ended April 30, 2017, and May 1, 2016, respectively, and  $18 and $35 in the nine-month periods ended April 30, 2017, and May 1, 2016, respectively. Impairment charges of $212 on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit and the Garden Fresh Gourmet reporting unit were also included in the nine-month period ended April 30, 2017. See Note 4 for additional information. A gain of $25 from a settlement of a claim related to the Kelsen acquisition was also included in the three- and nine-month periods ended May 1, 2016.

(2)	See Note 6 for additional information.
Our global net sales based on product categories are as follows:

	Three Months Ended		Nine Months Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016
Net sales
Soup	$557	$575	$2,251	$2,253
Baked snacks	600	584	1,914	1,886
Other simple meals	434	424	1,299	1,300
Beverages	262	287	762	835
Total	$1,853	$1,870	$6,226	$6,274
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
A summary of the restructuring charges we recorded and charges incurred in Administrative expenses related to the implementation of the new organizational structure and costs savings initiatives is as follows:

	Three Months Ended		Nine Months Ended		Year Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016	July 31, 2016	August 2, 2015
Restructuring charges	$—	$2	$—	$35	$35	$102
Administrative expenses	7	13	18	35	47	22
Total pre-tax charges	$7	$15	$18	$70	$82	$124

Aggregate after-tax impact	$4	$9	$11	$44	$52	$78
Per share impact	$.01	$.03	$.04	$.14	$.17	$.25
A summary of the pre-tax costs associated with the initiatives is as follows:

Recognized as of April 30, 2017
Severance pay and benefits	$128
Implementation costs and other related costs	96
Total	$224
The total estimated pre-tax costs for the initiatives for actions that have been identified are approximately $250 to $270. We expect to incur these costs through 2019. The estimates will be updated as costs for the expanded initiatives are developed.
We expect the costs for actions that have been identified to date to consist of approximately $130 in severance pay and benefits, and approximately $120 to $140 in implementation costs and other related costs.We expect these total pre-tax costs related to the initiatives will be associated with segments as follows: Americas Simple Meals and Beverages - approximately 33%; Global Biscuits and Snacks - approximately 32%; Campbell Fresh - approximately 3%; and Corporate - approximately 32%.
We expect substantially all costs to be cash expenditures, except for $7 of non-cash postretirement and pension curtailment costs incurred in 2015. In addition, we expect to invest approximately $105 in capital expenditures through 2019 related to the construction of a network of distribution centers for our U.S. thermal plants, of which we invested approximately $1 as of April 30, 2017.

A summary of the restructuring activity and related reserves associated with the initiatives at April 30, 2017, is as follows:

	Severance Pay and Benefits	Implementation Costs and Other Related Costs(3)	Total Charges
Accrued balance at July 31, 2016(1)	$73
2017 charges	—	18	$18
2017 cash payments	(42)
Accrued balance at April 30, 2017(2)	$31
_______________________________________

(1)	Includes $17 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.

(2)	Includes $3 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.

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

Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

	April 30, 2017
	Three Months Ended	Nine Months Ended	Costs Incurred to Date
Americas Simple Meals and Beverages	$1	$1	$72
Global Biscuits and Snacks	2	4	70
Campbell Fresh	—	—	2
Corporate	4	13	80
Total	$7	$18	$224
2014 Initiatives
In 2016, we recorded a reduction to restructuring charges of $4 ($3 after tax, or $.01 per share) related to the 2014 initiatives. Of the amounts recorded in 2016, $3 ($2 after tax, or $.01 per share) was recorded in the nine-month period ended May 1, 2016 related to the 2014 initiative to improve supply chain efficiency in Australia. As of July 31, 2016, we incurred substantially all of the costs related to the 2014 initiatives.
A summary of the pre-tax costs associated with the 2014 initiatives is as follows:

	Total Program(1)	Change in Estimate	Recognized as of July 31, 2016
Severance pay and benefits	$41	$(4)	$37
Asset impairment	12	—	12
Other exit costs	1	—	1
Total	$54	$(4)	$50
_______________________________________

(1)	Recognized as of August 2, 2015.

7.	Earnings per Share
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. The earnings per share calculation for the three-month and nine-month periods ended April 30, 2017, and May 1, 2016, excludes less than 1 million stock options that would have been antidilutive.

8.	Pension and Postretirement Benefits
We sponsor certain defined benefit pension and postretirement plans for employees. Actuarial gains and losses are recognized immediately in our Consolidated Statements of Earnings as of the measurement date, which is our fiscal year end, or more frequently if an interim remeasurement is required. Components of net benefit (income) / expense were as follows:

	Three Months Ended				Nine Months Ended
	Pension		Postretirement		Pension		Postretirement
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016
Service cost	$6	$6	$—	$—	$19	$20	$1	$1
Interest cost	21	24	2	4	64	74	7	12
Expected return on plan assets	(36)	(36)	—	—	(108)	(111)	—	—
Amortization of prior service credit	—	(1)	(5)	—	—	(1)	(18)	(1)
Recognized net actuarial loss	—	61	—	—	—	173	—	—
Net periodic benefit (income) / expense	$(9)	$54	$(3)	$4	$(25)	$155	$(10)	$12
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
No contributions are expected to be made to U.S. pension plans in 2017. Contributions to non-U.S. pension plans during the nine-month period ended April 30, 2017, were $4. We expect contributions to non-U.S. pension plans during the remainder of the year to be approximately $1.

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
Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We do not have credit-risk-related contingent features in our derivative instruments as of April 30, 2017, or July 31, 2016.
We are also exposed to credit risk from our customers. During 2016, our largest customer accounted for approximately 20% of consolidated net sales. Our five largest customers accounted for approximately 40% of our consolidated net sales in 2016.
We closely monitor credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk related to our international operations, including non-functional currency intercompany debt and net investments in subsidiaries. We are also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. Principal currencies hedged include the Canadian dollar, Australian dollar and U.S. dollar. We utilize foreign exchange forward purchase and sale contracts, as well as cross-currency swaps, to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. To hedge currency exposures related to intercompany debt, we enter into foreign exchange forward purchase and sale contracts, as well as cross-currency swap contracts, for periods consistent with the underlying debt. The notional amount of foreign exchange forward contracts accounted for as cash-flow hedges was $79 at April 30, 2017, and $91 at July 31, 2016. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings on the same line item and in the same period in which the underlying hedged transaction affects earnings. The notional amount of foreign exchange forward contracts that are not designated as accounting hedges was $123 and $175 at April 30, 2017, and July 31, 2016, respectively. There were no cross-currency swap contracts outstanding as of April 30, 2017, or July 31, 2016.
Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. We manage our exposure to interest rate volatility on future debt issuances by entering into forward starting interest rate swaps to lock in the rate on the interest payments related to the anticipated debt issuances. These pay fixed rate/receive variable rate forward starting interest rate swaps are accounted for as cash-flow hedges. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings over the life of the debt. The notional amount of outstanding forward starting interest rate swaps totaled $300 at April 30, 2017 and at July 31, 2016, which relates to an anticipated debt issuance in 2018.
Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, diesel fuel, soybean oil, natural gas, cocoa, aluminum, butter, corn and cheese, which impact the cost of raw materials. Commodity futures, options, and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. There were no commodity contracts accounted for as cash-flow hedges as of April 30, 2017, or July 31, 2016. The notional amount of commodity contracts not designated as accounting hedges was $89 at April 30, 2017, and $88 at July 31, 2016.
In 2017, we entered into a supply contract under which prices for certain raw materials are established based on anticipated volume requirements over a twelve-month period. Certain prices under the contract are based in part on certain component parts of the raw materials that are in excess of our needs or not required for our operations, thereby creating an embedded derivative requiring bifurcation. We net settle amounts due under the contract with our counterparty. The notional value is approximately $56 as of April 30, 2017. The fair value was not material as of April 30, 2017. Unrealized gains (losses) and settlements are included in Cost of products sold in our Consolidated Statements of Earnings.
Equity Price Risk
We enter into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of our capital stock, the total return of the Vanguard Institutional Index, and the total return of the Vanguard Total International Stock Index. Under these contracts, we pay variable interest rates and receive from the counterparty either: the total return on our capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index; or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index. These contracts were not designated as hedges for accounting purposes. We enter into these contracts for periods typically not exceeding 12 months. The notional amounts of the contracts as of April 30, 2017, and July 31, 2016, were $43 and $44, respectively.

The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of April 30, 2017, and July 31, 2016:

	Balance Sheet Classification	April 30, 2017	July 31, 2016
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$2	$1
Total derivatives designated as hedges		$2	$1
Derivatives not designated as hedges:
Commodity derivative contracts	Other current assets	$3	$3
Deferred compensation derivative contracts	Other current assets	1	1
Foreign exchange forward contracts	Other current assets	3	—
Total derivatives not designated as hedges		$7	$4
Total asset derivatives		$9	$5

	Balance Sheet Classification	April 30, 2017	July 31, 2016
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$—	$4
Forward starting interest rate swaps	Accrued liabilities	20	—
Forward starting interest rate swaps	Other liabilities	—	44
Total derivatives designated as hedges		$20	$48
Derivatives not designated as hedges:
Commodity derivative contracts	Accrued liabilities	$3	$4
Deferred compensation derivative contracts	Accrued liabilities	—	1
Foreign exchange forward contracts	Accrued liabilities	—	7
Commodity derivative contracts	Other liabilities	1	—
Total derivatives not designated as hedges		$4	$12
Total liability derivatives		$24	$60
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of April 30, 2017, and July 31, 2016, would be adjusted as detailed in the following table:

	April 30, 2017			July 31, 2016
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$9	$(3)	$6	$5	$(4)	$1
Total liability derivatives	$24	$(3)	$21	$60	$(4)	$56
We do not offset fair value amounts recognized for exchange-traded commodity derivative instruments and cash margin accounts executed with the same counterparty that are subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of open positions. At April 30, 2017, and July 31, 2016, a cash margin account balance of $5 was included in Other current assets in the Consolidated Balance Sheets.

The following tables show the effect of our derivative instruments designated as cash-flow hedges for the three- and nine-month periods ended April 30, 2017, and May 1, 2016, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-Flow Hedge OCI Activity
Derivatives Designated as Cash-Flow Hedges		April 30, 2017	May 1, 2016
Three Months Ended
OCI derivative gain (loss) at beginning of quarter		$(27)	$(26)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		7	(21)
Forward starting interest rate swaps		(5)	(4)
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	1	(4)
Foreign exchange forward contracts	Other expenses / (income)	—	—
Forward starting interest rate swaps	Interest expense	1	1
OCI derivative gain (loss) at end of quarter		$(23)	$(54)

Nine Months Ended
OCI derivative gain (loss) at beginning of year		$(64)	$(10)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		8	(13)
Forward starting interest rate swaps		24	(22)
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	5	(10)
Foreign exchange forward contracts	Other expenses / (income)	1	(2)
Forward starting interest rate swaps	Interest expense	3	3
OCI derivative gain (loss) at end of quarter		$(23)	$(54)

Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a gain of $1. The ineffective portion and amount excluded from effectiveness testing were not material.
The following table shows the effects of our derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

		Amount of (Gain) Loss Recognized in Earnings on Derivatives
Derivatives not Designated as Hedges	Location of (Gain) Loss Recognized in Earnings	Three Months Ended		Nine Months Ended
		April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016
Foreign exchange forward contracts	Cost of products sold	$—	$(1)	$(1)	$—
Foreign exchange forward contracts	Other expenses / (income)	—	(2)	—	(1)
Cross-currency swap contracts	Other expenses / (income)	—	21	—	9
Commodity derivative contracts	Cost of products sold	3	(9)	(3)	—
Deferred compensation derivative contracts	Administrative expenses	—	(4)	(2)	(4)
Total		$3	$5	$(6)	$4

10.	Variable Interest Entity
In February 2016, we agreed to make a $125 capital commitment to Acre Venture Partners, L.P. (Acre), a limited partnership formed to make venture capital investments in innovative new companies in food and food-related industries. Acre is managed by its general partner, Acre Ventures GP, LLC, which is independent of us. We are the sole limited partner of Acre and own a 99.8% interest. Our share of earnings (loss) is calculated according to the terms of the partnership agreement. Acre is a VIE. We have determined that we are the primary beneficiary. Therefore, we consolidate Acre and account for the third party ownership as a noncontrolling interest. Through April 30, 2017, we funded $51 of the capital commitment. Except for the remaining unfunded capital commitment of $74, we do not have obligations to provide additional financial or other support to Acre.
Acre elected the fair value option to account for qualifying investments to more appropriately reflect the value of the investments in the financial statements. The investments were $46 and $34 as of April 30, 2017, and July 31, 2016, respectively, and are included in Other assets on the Consolidated Balance Sheets. Changes in the fair values of investments for which the fair value option was elected are included in Other expenses / (income) on the Consolidated Statements of Earnings. Changes in the fair value were not material through April 30, 2017. Current assets and liabilities of Acre were not material as of April 30, 2017, or July 31, 2016.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our financial assets and liabilities that are measured at fair value on a recurring basis as of April 30, 2017, and July 31, 2016, consistent with the fair value hierarchy:

	Fair Value as of April 30, 2017	Fair Value Measurements at April 30, 2017 Using Fair Value Hierarchy			Fair Value as of July 31, 2016	Fair Value Measurements at July 31, 2016 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts(1)	$5	$—	$5	$—	$1	$—	$1	$—
Commodity derivative contracts(2)	3	2	1	—	3	2	1	—
Deferred compensation derivative contracts(3)	1	—	1	—	1	—	1	—
Fair value option investments (4)	45	—	2	43	33	—	8	25
Total assets at fair value	$54	$2	$9	$43	$38	$2	$11	$25

	Fair Value as of April 30, 2017	Fair Value Measurements at April 30, 2017 Using Fair Value Hierarchy			Fair Value as of July 31, 2016	Fair Value Measurements at July 31, 2016 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Forward starting interest rate swaps(5)	$20	$—	$20	$—	$44	$—	$44	$—
Foreign exchange forward contracts(1)	—	—	—	—	11	—	11	—
Commodity derivative contracts(2)	4	4	—	—	4	4	—	—
Deferred compensation derivative contracts(3)	—	—	—	—	1	—	1	—
Deferred compensation obligation(6)	111	111	—	—	119	119	—	—
Total liabilities at fair value	$135	$115	$20	$—	$179	$123	$56	$—
___________________________________

(1)	Based on observable market transactions of spot currency rates and forward rates.

(2)	Based on quoted futures exchanges and on observable prices of futures and options transactions in the marketplace.

(3)	Based on LIBOR and equity index swap rates.

(4)
Primarily represents investments in equity securities that are not readily marketable and are accounted for under the fair value option. The investments were funded by Acre. See Note 10 for additional information. Fair value is based on analyzing recent transactions and transactions of comparable companies, and the discounted cash flow method. In addition, allocation methods, including the option pricing method, are used in distributing fair value among various equity holders according to rights and preferences. Changes in the fair value of investments were not material through April 30, 2017.

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
Cash equivalents of $24 at April 30, 2017, and $74 at July 31, 2016, represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of long-term debt, including the current portion of long-term debt in Short-term borrowings, was $2,745 at April 30, 2017, and $2,949 at July 31, 2016. The carrying value was $2,673 at April 30, 2017, and $2,755 at July 31, 2016. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.

12.	Share Repurchases
In March 2017, the Board authorized a new share repurchase program to purchase up to $1,500. The new program has no expiration date, but it may be suspended or discontinued at any time. Effective May 1, 2017, the new share repurchase program replaced the prior $1,000 program, which our Board approved in June 2011. In addition to these publicly announced programs, we have a separate Board authorization to purchase shares to offset the impact of dilution from shares issued under our stock compensation plans.
During the nine-month period ended April 30, 2017, we repurchased 5 million shares at a cost of $305. Of this amount, $271 was used to repurchase shares pursuant to our June 2011 program. During the nine-month period ended May 1, 2016, we repurchased 2 million shares at a cost of $118.

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
Pre-tax stock-based compensation expense and tax-related benefits recognized in the Consolidated Statements of Earnings were as follows:

	Three Months Ended		Nine Months Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016
Total pre-tax stock-based compensation expense	$16	$16	$48	$50
Tax-related benefits	$6	$5	$18	$18
Cash received from the exercise of stock options was $2 for the nine-month periods ended April 30, 2017, and May 1, 2016, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

The following table summarizes stock option activity as of April 30, 2017:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)
Outstanding at July 31, 2016	681	$50.21
Granted	489	$54.65
Exercised	(33)	$50.21
Terminated	(95)	$52.49
Outstanding at April 30, 2017	1,042	$52.08	8.8	$6
Exercisable at April 30, 2017	194	$50.21	8.4	$1
The total intrinsic value of options exercised during the nine-month period ended April 30, 2017, was not material. During the nine-month period ended May 1, 2016, the total intrinsic value of options exercised was $2. We measure the fair value of stock options using the Black-Scholes option pricing model. The expected term of options granted was based on the weighted average time of vesting and the end of the contractual term. We utilized this simplified method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.
The assumptions and grant-date fair values for grants in 2017 and 2016 were as follows:

	2017	2016
Risk-free interest rate	1.28%	1.68%
Expected dividend yield	2.26%	2.46%
Expected volatility	18.64%	18.35%
Expected term	6 years	6 years
Grant-date fair value	$7.51	$6.86
We expense stock options on a straight-line basis over the vesting period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of April 30, 2017, total remaining unearned compensation related to nonvested stock options was $2, which will be amortized over the weighted-average remaining service period of 1.6 years.
The following table summarizes time-lapse restricted stock units, EPS performance restricted stock units, strategic performance restricted stock units and special performance restricted stock units as of April 30, 2017:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 31, 2016	2,004	$45.08
Granted	564	$54.78
Vested	(955)	$44.00
Forfeited	(355)	$43.34
Nonvested at April 30, 2017	1,258	$50.75
We determine the fair value of time-lapse restricted stock units, EPS performance restricted stock units, strategic performance restricted stock units and special performance restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. We expense EPS performance restricted stock units on a graded-vesting basis, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. There were 155 thousand EPS performance target grants outstanding at April 30, 2017, with a weighted-average grant-date fair value of $49.89. The actual number of EPS performance restricted stock units issued at the vesting date could range from 0% or 100% of the initial grant, depending on actual performance achieved. We estimate expense based on the number of awards expected to vest. In the first quarter of 2017, recipients of strategic performance restricted stock units earned 35% of the initial grants based on actual performance achieved during a three-year period ended July 31, 2016. There were no strategic performance restricted stock units outstanding at April 30, 2017.
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
As of April 30, 2017, total remaining unearned compensation related to nonvested time-lapse restricted stock units and EPS performance restricted stock units was $27, which will be amortized over the weighted-average remaining service period of 1.7 years. The fair value of restricted stock units vested during the nine-month periods ended April 30, 2017, and May 1, 2016, was $53 and $43, respectively. The weighted-average grant-date fair value of the restricted stock units granted during the nine-month period ended May 1, 2016, was $50.28.
The following table summarizes TSR performance restricted stock units as of April 30, 2017:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 31, 2016	1,641	$49.13
Granted	606	$39.53
Vested	(251)	$36.26
Forfeited	(183)	$43.84
Nonvested at April 30, 2017	1,813	$48.24
We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation. Assumptions used in the Monte Carlo simulation were as follows:

	2017	2016
Risk-free interest rate	0.85%	0.92%
Expected dividend yield	2.26%	2.46%
Expected volatility	17.78%	17.25%
Expected term	3 years	3 years
We recognize compensation expense on a straight-line basis over the service period. As of April 30, 2017, total remaining unearned compensation related to TSR performance restricted stock units was $34, which will be amortized over the weighted-average remaining service period of 1.8 years. In the first quarter of 2017, recipients of TSR performance restricted stock units earned 75% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 29, 2016. In the first quarter of 2016, recipients of TSR performance restricted stock units earned 100% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 31, 2015. The fair value of TSR performance restricted stock units vested during the nine-month periods ended April 30, 2017, and May 1, 2016, was $14 and $22, respectively. The grant-date fair value of the TSR performance restricted stock units granted during 2016 was $62.44.
The excess tax benefits on the exercise of stock options and vested restricted stock presented as cash flows from operating activities for the nine-month periods ended April 30, 2017, and May 1, 2016, were $6 and $7, respectively

14.	Commitments and Contingencies
We are involved in various pending or threatened legal or regulatory proceedings, including purported class actions, arising from the conduct of business both in the ordinary course and otherwise. Modern pleading practice in the U.S. permits considerable variation in the assertion of monetary damages or other relief. Jurisdictions may permit claimants not to specify the monetary damages sought or may permit claimants to state only that the amount sought is sufficient to invoke the jurisdiction of the trial court. In addition, jurisdictions may permit plaintiffs to allege monetary damages in amounts well exceeding reasonably possible verdicts in the jurisdiction for similar matters. This variability in pleadings, together with our actual experiences in litigating or resolving through settlement numerous claims over an extended period of time, demonstrates to us that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value.
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
We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated as of April 30, 2017. While potential future charges could be material in a particular quarter or annual period, based on information currently known by us, we do not believe any such charges are likely to have a material adverse effect on our consolidated results of operations or financial condition.

15.	Inventories

	April 30, 2017	July 31, 2016
Raw materials, containers and supplies	$360	$391
Finished products	431	549
	$791	$940

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
Summary of Results
This Summary of Results provides significant highlights from the discussion and analysis that follows.

•	Net sales decreased 1% in the current quarter to $1.853 billion reflecting higher promotional spending, while volumes were comparable to prior year.

•
Gross profit, as a percent of sales, increased to 36.6% from 35.3% in the year-ago quarter. The increase was primarily due to productivity improvements, losses in the prior-year quarter on pension and postretirement benefit mark-to-market adjustments, and increased benefits from cost savings initiatives, partly offset by higher supply chain costs and cost inflation, higher promotional spending and lapping gains on open commodities contracts in the prior-year quarter.

•
The effective tax rate was 34.8% in the current quarter, compared to 22.9% in the year-ago quarter. The year-ago quarter benefited from lower taxes on foreign earnings and a $25 million gain from a settlement of a claim related to the Kelsen acquisition that was not subject to tax.

•
Earnings per share were $.58 in the current quarter, compared to $.59 in the year-ago quarter. The current and prior-year quarter included expenses of $.01 and $.06 per share, respectively, from items impacting comparability as discussed below.

Net Earnings attributable to Campbell Soup Company
The following items impacted the comparability of earnings and earnings per share:

•
In the first quarter of 2017, we recognized losses of $20 million in Costs and expenses ($13 million after tax, or $.04 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans. In the third quarter of 2016, we recognized losses of $54 million in Costs and expenses ($34 million after tax, or $.11 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans. Year-to-date in 2016, we recognized losses of $175 million in Costs and expenses ($110 million after tax, or $.35 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans;

•
In 2015, we implemented a new enterprise design and initiatives to reduce costs and to streamline our organizational structure. In the third quarter of 2017, we recorded implementation costs and other related costs of $7 million in Administrative expenses ($4 million after tax, or $.01 per share) related to these initiatives.Year-to-date in 2017, we recorded implementation costs and other related costs of $18 million in Administrative expenses ($11 million after tax, or $.04 per share) related to these initiatives. In the third quarter of 2016, we recorded a pre-tax restructuring charge of $2 million and implementation costs and other related costs of $13 million in Administrative expenses related to the 2015 initiatives (aggregate impact of $9 million after tax, or $.03 per share). In the second quarter of 2016, we also recorded a reduction to pre-tax restructuring charges of $3 million related to the fiscal 2014 initiative to improve supply chain efficiency in Australia. Year-to-date in 2016, we recorded pre-tax restructuring charges, implementation costs and other related costs associated with the 2015 and 2014 initiatives of $67 million ($42 million, after tax, or $.14 per share). See Note 6 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information;

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

The items impacting comparability are summarized below:

	Three Months Ended
	April 30, 2017		May 1, 2016
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to Campbell Soup Company	$176	$.58	$185	$.59

Pension and postretirement benefit mark-to-market adjustments	$—	$—	$(34)	$(.11)
Restructuring charges, implementation costs and other related costs	(4)	(.01)	(9)	(.03)
Claim settlement	—	—	25.08
Impact of items on Net earnings	$(4)	$(.01)	$(18)	$(.06)

	Nine Months Ended
	April 30, 2017		May 1, 2016
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to Campbell Soup Company	$569	$1.85	$644	$2.07

Pension and postretirement benefit mark-to-market adjustments	$(13)	$(.04)	$(110)	$(.35)
Restructuring charges, implementation costs and other related costs	(11)	(.04)	(42)	(.14)
Claim settlement	—	—	25.08
Impairment charges	(180)	(.58)	—	—
Impact of items on Net earnings	$(204)	$(.66)	$(127)	$(.41)
Net earnings attributable to Campbell Soup Company were $176 million ($.58 per share) in the current quarter, compared to $185 million ($.59 per share) in the year-ago quarter. After adjusting for items impacting comparability, net earnings decreased primarily due to a higher effective tax rate, a lower gross profit performance and lower sales, partially offset by lower marketing and selling expenses. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding, primarily due to share repurchases under our strategic share repurchase program.
Net earnings attributable to Campbell Soup Company were $569 million ($1.85 per share) in the nine-month period ended April 30, 2017, compared to $644 million ($2.07 per share) in the year-ago period. After adjusting for items impacting comparability, net earnings were comparable to prior year primarily due to an improved gross profit performance, lower administrative expenses and a lower effective tax rate, mostly offset by lower sales and higher marketing and selling expenses. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding, primarily due to share repurchases under our strategic share repurchase program.
THIRD-QUARTER DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Three Months Ended
(Millions)	April 30, 2017	May 1, 2016	% Change
Americas Simple Meals and Beverages	$982	$999	(2)%
Global Biscuits and Snacks	623	608	2
Campbell Fresh	248	263	(6)
	$1,853	$1,870	(1)%

An analysis of percent change of net sales by reportable segment follows:

	Americas Simple Meals and Beverages	Global Biscuits and Snacks	Campbell Fresh	Total
Volume and Mix	—%	3%	(6)%	—%
Increased Promotional Spending(1)	(2)	(1)	—	(1)
	(2)%	2%	(6)%	(1)%
_________________________________________

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.
In Americas Simple Meals and Beverages, sales decreased 2% primarily due to declines in soup and V8 beverages, partially offset by gains in Prego pasta sauces, Campbell's pasta and Swanson canned poultry. Reflecting declines early in the quarter, U.S. soup sales decreased 4% due to declines in condensed soups and broth, partially offset by gains in ready-to-serve soups. The decline in broth was the result of continued competitive activity from private label. The increase in ready-to-serve soups was due to gains in Campbell’s Chunky soups, reflecting increased merchandising, improved marketing and new items, and the launch of Well Yes! soups. In 2017, we increased promotional spending to extend the soup season, however, the promotional activities in support of condensed soups did not generate the anticipated volume lifts. We increased promotional support on broth to remain competitive. We also increased promotional spending in Canada to hold certain promoted prices following list price increases.
In Global Biscuits and Snacks, sales increased 2% driven by gains in Pepperidge Farm, as well as gains in Arnott’s biscuits in both Australia and Indonesia. Pepperidge Farm sales increased due to gains in Goldfish crackers and in cookies, partly offset by declines in fresh bakery and frozen products. In 2017, we increased promotional spending in Arnott’s biscuits, reflecting a shift from advertising and consumer promotion expenses.
In Campbell Fresh, sales decreased 6% primarily due to lower sales of refrigerated beverages. The decrease in refrigerated beverages reflects the adverse impact of the continued supply constraints related to enhanced processes to improve quality standards following the voluntary recall of Bolthouse Farms Protein PLUS drinks in June 2016.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $18 million in 2017 from 2016. As a percent of sales, gross profit was 36.6% in 2017 and 35.3% in 2016.
The 1.3% percentage point overall increase in gross margin was due to the following factors:

Margin Impact
Productivity improvements	1.9%
Pension and postretirement benefit mark-to-market adjustments(1)	1.7
Higher selling prices	0.2
Higher level of promotional spending	(0.8)
Cost inflation, supply chain costs and other factors(2)	(1.7)
1.3%
__________________________________________

(1)	Pension and postretirement benefit mark-to-market losses were $32 million in 2016.

(2)
Includes a positive margin impact of 1.0 point from cost savings initiatives, which was more than offset by cost inflation and other factors, including a negative impact of 0.8 points from lapping gains on open commodities contracts in the prior-year quarter.

Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 11.3% in 2017 compared to 12.2% in 2016. Marketing and selling expenses decreased 8% in 2017 from 2016. The decrease was due to losses on pension and postretirement benefit mark-to-market adjustments recognized in 2016 (approximately 4 percentage points); lower advertising and consumer promotion expenses (approximately 3 percentage points); and increased benefits from cost savings initiatives (approximately 2 percentage points), partially offset by inflation (approximately 1 percentage point). The decrease in advertising and consumer promotion expenses was primarily in Arnott's as funds were shifted to trade promotions, which are classified as reductions in revenue.

Administrative Expenses
Administrative expenses as a percent of sales were 7.6% in 2017 compared to 8.2% in 2016. Administrative expenses decreased 9% in 2017 from 2016. The decrease was primarily due to losses on pension and postretirement benefit mark-to-market adjustments recognized in 2016 (approximately 6 percentage points); lower incentive compensation costs (approximately 5 percentage points); lower costs related to the implementation of the new organizational structure and cost savings initiatives (approximately 4 percentage points), partially offset by higher health care costs (approximately 3 percentage points); inflation (approximately 2 percentage points); and investments in long-term innovation (approximately 1 percentage point).
Research and Development Expenses
Research and development expenses decreased $4 million, or 13%, in 2017 from 2016. The decrease was primarily due to losses on pension and postretirement benefit mark-to-market adjustments recognized in 2016 (approximately 13 percentage points).
Operating Earnings
Segment operating earnings were comparable to the year-ago quarter.
An analysis of operating earnings by segment follows:

	Three Months Ended
(Millions)	April 30, 2017	May 1, 2016	% Change(2)
Americas Simple Meals and Beverages	$226	$225	—%
Global Biscuits and Snacks	98	86	14
Campbell Fresh	1	13	NM
	325	324	—%
Corporate	(27)	(54)
Restructuring charges(1)	—	(2)
Earnings before interest and taxes	$298	$268
__________________________________________

(1)	See Note 6 to the Consolidated Financial Statements for additional information on restructuring charges.

(2)	NM - not meaningful.
Operating earnings from Americas Simple Meals and Beverages were comparable to the year-ago quarter as a higher gross profit percentage, benefiting from productivity improvements and cost savings, was offset by lower sales volume.
Operating earnings from Global Biscuits and Snacks increased 14%. The increase was primarily due to higher sales volume, lower advertising and consumer promotion expenses and lower administrative expenses, partially offset by a lower gross profit percentage, as other supply chain costs and higher promotional spending were partly offset by productivity improvements.
Operating earnings from Campbell Fresh decreased to $1 million from $13 million. The decrease was primarily due to lower sales volume and unfavorable mix, as well as the cost impact of both reduced beverage capacity and enhanced quality processes.
Corporate in 2017 included costs of $7 million related to the implementation of our new organizational structure and cost savings initiatives. Corporate in 2016 included a loss of $54 million associated with pension and postretirement benefit mark-to-market adjustments, costs of $13 million related to the implementation of our new organizational structure and cost savings initiatives, and a $25 million gain from a settlement of a claim related to the Kelsen acquisition. The remaining increase in expenses reflects the unfavorable impact of lapping gains on open commodity contracts in the prior-year quarter, partly offset by lower postretirement benefit costs.
Taxes on Earnings
The effective tax rate was 34.8% in 2017, and 22.9% in 2016. In 2017, we recognized a $3 million tax benefit on $7 million of restructuring charges, implementation costs and other related costs. In 2016, we recognized a tax benefit of $20 million on $54 million of pension and postretirement benefit mark-to-market losses and a $6 million tax benefit on $15 million of restructuring charges, implementation costs and other related costs. In 2016, the $25 million gain from a settlement of a claim related to the Kelsen acquisition was not subject to tax. After adjusting for the items above, the effective tax rate increased due lower taxes on foreign earnings in the prior year. In the fourth quarter of 2016, a $13 million correction on deferred tax expense was recognized, most of which related to the third quarter of 2016.

NINE-MONTH DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Nine Months Ended
(Millions)	April 30, 2017	May 1, 2016	% Change
Americas Simple Meals and Beverages	$3,510	$3,538	(1)%
Global Biscuits and Snacks	1,974	1,942	2
Campbell Fresh	742	794	(7)
	$6,226	$6,274	(1)%
An analysis of percent change of net sales by reportable segment follows:

	Americas Simple Meals and Beverages	Global Biscuits and Snacks(2)	Campbell Fresh	Total(2)
Volume and Mix	—%	1%	(7)%	(1)%
Increased Promotional Spending(1)	(1)	(1)	—	(1)
Currency	—	1	—	—
	(1)%	2%	(7)%	(1)%
_________________________________________

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

(2)	Sum of the individual amounts does not add due to rounding.
In Americas Simple Meals and Beverages, sales decreased 1% due to declines in V8 beverages and soup, partly offset by gains in Prego pasta sauces and Plum products. U.S. soup sales decreased 1% driven by declines in condensed soups and broth, partly offset by gains in ready-to-serve soups. Gains in ready-to-serve soups were primarily driven by Campbell’s Chunky soups due to improved execution, including merchandising and dedicated advertising, as well as new items, and the launch of Well Yes! soups. Promotional spending had a negative impact of 1% on sales, with increases on broth, in Canada and on V8 beverages. We increased promotional spending on broth and V8 beverages to remain competitive and in Canada to hold certain promoted prices following list price increases.
In Global Biscuits and Snacks, sales increased 2% reflecting a 1% favorable impact from currency translation. Excluding the favorable impact of currency translation, segment sales were comparable to the prior year due to gains in Pepperidge Farm, offset by declines in Kelsen, mostly in the U.S. Pepperidge Farm sales increased due to gains in Goldfish crackers and in cookies, benefiting from increased marketing support and new items, partly offset by declines in fresh bakery and frozen products. Promotional spending had a negative impact of 1% on sales, with increased support on Pepperidge Farm bakery products, as well as Arnott’s in Australia and in Indonesia to remain competitive.
In Campbell Fresh, sales decreased 7% due to lower sales of refrigerated beverages, carrots and Garden Fresh Gourmet, partly offset by gains in refrigerated soup. The decrease in refrigerated beverages reflects the adverse impact of the continued supply constraints related to enhanced processes to improve quality standards following the voluntary recall of Bolthouse Farms Protein PLUS drinks in June 2016. The carrot sales performance reflects the market share impact of quality and execution issues experienced in 2016, as well as the adverse impact of weather conditions in the second quarter of 2017.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $110 million in 2017 from 2016. As a percent of sales, gross profit was 37.6% in 2017 and 35.6% in 2016.

The 2.0 percentage point overall increase in gross margin was due to the following factors:

Margin Impact
Productivity improvements	1.8%
Pension and postretirement benefit mark-to-market adjustments(1)	1.4
Higher selling prices	0.2
Mix	0.1
Higher level of promotional spending	(0.5)
Cost inflation, supply chain costs and other factors(2)	(1.0)
2.0%
__________________________________________

(1)	Pension and postretirement benefit mark-to-market losses were $20 million in 2017 and $113 million in 2016.

(2)
Includes a positive margin impact of 0.9 points from cost savings initiatives, which was more than offset by cost inflation and other factors, including a negative impact of 0.1 point on carrot costs due to heavy rains in December and January this year.

Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 10.8% in 2017 and 2016. Marketing and selling expenses were comparable in 2017 and 2016 as higher advertising and consumer promotion expenses (approximately 2 percentage points); higher selling expenses (approximately 2 percentage points); and inflation (approximately 1 percentage point), were offset by higher losses on pension and postretirement benefit mark-to-market adjustments recognized in 2016 (approximately 4 percentage points) and increased benefits from cost savings initiatives (approximately 1 percentage point). The increase in advertising and consumer promotion expenses was primarily due to the launch of Well Yes! soups and higher levels of support on Pepperidge Farm Goldfish crackers, partially offset by lower expenses in Arnott's.
Administrative Expenses
Administrative expenses as a percent of sales were 6.5% in 2017 compared to 7.3% in 2016. Administrative expenses decreased 12% in 2017 from 2016. The decrease was primarily due to higher losses on pension and postretirement benefit mark-to-market adjustments recognized in 2016 (approximately 6 percentage points); lower incentive compensation costs (approximately 5 percentage points); lower costs related to the implementation of the new organizational structure and cost savings initiatives (approximately 4 percentage points); and increased benefits from cost savings initiatives (approximately 3 percentage points), partially offset by inflation (approximately 2 percentage points); higher benefit-related costs (approximately 2 percentage points); and investments in long-term innovation (approximately 1 percentage point).
Research and Development Expenses
Research and development expenses decreased $8 million, or 9%, in 2017 from 2016. The decrease was primarily due to losses on pension and postretirement benefit mark-to-market adjustments recognized in 2016 (approximately 12 percentage points); increased benefits from cost savings initiatives (approximately 2 percentage points); and lower incentive compensation costs (approximately 2 percentage points), partially offset by inflation and other factors (approximately 5 percentage points) and investments in long-term innovation (approximately 1 percentage point).
Operating Earnings
Segment operating earnings in 2017 were comparable to 2016.
An analysis of operating earnings by segment follows:

	Nine Months Ended
(Millions)	April 30, 2017	May 1, 2016	% Change(2)
Americas Simple Meals and Beverages	$922	$878	5%
Global Biscuits and Snacks	345	341	1
Campbell Fresh	(1)	52	NM
	1,266	1,271	—%
Corporate	(306)	(242)
Restructuring charges(1)	—	(32)
Earnings before interest and taxes	$960	$997
__________________________________________

(1)	See Note 6 to the Consolidated Financial Statements for additional information on restructuring charges.

(2)	NM - not meaningful.
Operating earnings from Americas Simple Meals and Beverages increased 5%. The increase was primarily due to a higher gross profit percentage, benefiting from productivity improvements, partly offset by increased marketing and selling expenses. Advertising and consumer promotion expenses increased in 2017 primarily due to the launch of Well Yes! soups, increased dedicated spending on Campbell's Chunky soups and higher levels of support on Prego pasta sauces.
Operating earnings from Global Biscuits and Snacks increased 1%. The increase was primarily due to lower administrative expenses and the favorable impact of currency translation, partly offset by a lower gross profit percentage, as other supply chain costs and higher promotional spending were partly offset by productivity improvements.
Operating earnings from Campbell Fresh decreased from $52 million in 2016 to a loss of $1 million in the current year. The decrease was primarily due to lower sales volume and unfavorable mix; higher carrot costs, which were associated with the adverse impact on crop yields of heavy rains in December and January this year, as well as excess organic carrots; and the cost impact of both lower beverage operating efficiencies and enhanced quality processes.
Corporate in 2017 included non-cash impairment charges of $212 million on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit, and the Garden Fresh Gourmet reporting unit; a $20 million loss associated with pension and postretirement benefit mark-to-market adjustments and costs of $18 million related to the implementation of our new organizational structure and cost savings initiatives. Corporate in 2016 included a $175 million loss associated with pension and postretirement benefit mark-to-market adjustments, costs of $35 million related to the implementation of our new organizational structure and cost savings initiatives and a $25 million gain from a settlement of a claim related to the Kelsen acquisition.
Interest Expense
Interest expense of $87 million in 2017 compared to $86 million in 2016 reflecting higher average interest rates on the debt portfolio, partly offset by lower average levels of debt.
Taxes on Earnings
The effective tax rate was 35.0% in 2017, and 29.5% in 2016. In 2017, we recognized a $32 million tax benefit on the $212 million impairment charges on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit and the Garden Fresh Gourmet reporting unit; a tax benefit of $7 million on $20 million of pension and postretirement benefit mark-to-market losses; and a $7 million tax benefit on $18 million of restructuring charges, implementation costs and other related costs. In 2016, we recognized a tax benefit of $65 million on $175 million of pension and postretirement benefit mark-to-market losses and a $25 million tax benefit on $67 million of restructuring charges, implementation costs and other related costs. In 2016, the $25 million gain from a settlement of a claim related to the Kelsen acquisition was not subject to tax. In addition, in 2017 the effective tax rate was favorably impacted by the recognition of $6 million of excess tax benefits in connection with the adoption of new accounting guidance on stock-based compensation in the first quarter. See Note 2 to the Consolidated Financial Statements for additional information on the adoption of the new accounting guidance.
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
A summary of the restructuring charges we recorded and charges incurred in Administrative expenses related to the implementation of the new organizational structure and costs savings initiatives is as follows:

	Three Months Ended		Nine Months Ended		Year Ended
(Millions, except per share amounts)	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016	July 31, 2016	August 2, 2015
Restructuring charges	$—	$2	$—	$35	$35	$102
Administrative expenses	7	13	18	35	47	22
Total pre-tax charges	$7	$15	$18	$70	$82	$124

Aggregate after-tax impact	$4	$9	$11	$44	$52	$78
Per share impact	$.01	$.03	$.04	$.14	$.17	$.25
A summary of the pre-tax costs associated with the initiatives is as follows:

(Millions)	Recognized as of April 30, 2017
Severance pay and benefits	$128
Implementation costs and other related costs	96
Total	$224
The total estimated pre-tax costs for the initiatives for actions that have been identified are approximately $250 million to $270 million. The estimates will be updated as costs for the expanded initiatives are developed.
We expect the costs for actions that have been identified to date to consist of approximately $130 million in severance pay and benefits, and approximately $120 million to $140 million in implementation costs and other related costs.We expect these total pre-tax costs related to the initiatives will be associated with segments as follows: Americas Simple Meals and Beverages - approximately 33%; Global Biscuits and Snacks - approximately 32%; Campbell Fresh - approximately 3%; and Corporate - approximately 32%.
We expect substantially all costs to be cash expenditures, except for $7 million of non-cash postretirement and pension curtailment costs incurred in 2015. In addition, we expect to invest approximately $105 million in capital expenditures through 2019 related to the construction of a network of distribution centers for our U.S. thermal plants, of which we invested approximately $1 million as of April 30, 2017.
We expect to incur the costs through 2019 and to fund the costs through cash flows from operations and short-term borrowings.
We expect the initiatives to generate pre-tax savings of approximately $310 million in 2017. For actions that have been identified to date, we expect annual savings of $350 million, and once all phases are implemented, to generate annual ongoing savings of approximately $450 million beginning in 2020. The annual pre-tax savings generated by the initiatives were as follows:

	Nine Months Ended	Year Ended
(Millions)	April 30, 2017	July 31, 2016	August 2, 2015
Total pre-tax savings	$295	$215	$85
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

	April 30, 2017
(Millions)	Three Months Ended	Nine Months Ended	Costs Incurred to Date
Americas Simple Meals and Beverages	$1	$1	$72
Global Biscuits and Snacks	2	4	70
Campbell Fresh	—	—	2
Corporate	4	13	80
Total	$7	$18	$224
2014 Initiatives
In 2016, we recorded a reduction to restructuring charges of $4 million ($3 million after tax, or $.01 per share) related to the 2014 initiatives. Of the amounts recorded in 2016, $3 million ($2 million after tax, or $.01 per share) was recorded in the nine-month period ended May 1, 2016 related to the 2014 initiative to improve supply chain efficiency in Australia. As of July 31, 2016, we incurred substantially all of the costs related to the 2014 initiatives.
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
We generated cash flows from operations of $1.011 billion in 2017, compared to $1.211 billion in 2016. The decline in 2017 was primarily due to a smaller reduction in working capital and lower cash earnings. The smaller reduction in working capital was primarily due to a decline in accrued liabilities, principally accrued taxes and accrued incentive compensation.
Current assets are less than current liabilities as a result of our level of current maturities of long-term debt and short-term borrowings and our focus to lower core working capital requirements by reducing trade receivables and inventories while extending payment terms for accounts payables. We had negative working capital of $562 million as of April 30, 2017, and $647 million as of July 31, 2016. Debt maturing within one year was $1.122 billion as of April 30, 2017.
Capital expenditures were $195 million in 2017, compared to $225 million in 2016. Capital expenditures are expected to total approximately $325 million in 2017. Capital expenditures in 2017 included projects to expand: Australian multi-pack biscuit capacity (approximately $13 million); beverage and salad dressing capacity at Bolthouse Farms (approximately $8 million); and capacity at Garden Fresh (approximately $3 million); as well as the continued enhancement of our corporate headquarters (approximately $9 million); and replacement of a Pepperidge Farm refrigeration system (approximately $8 million).
Dividend payments were $314 million in 2017, and $294 million in 2016. We repurchased approximately 5 million shares at a cost of $305 million in 2017, and approximately 2 million shares at a cost of $118 million in 2016. See Note 12 to the Consolidated Financial Statements and “Unregistered Sales of Equity Securities and Use of Proceeds” for more information.
As of April 30, 2017, we had $1.122 billion of short-term borrowings due within one year, of which $715 million was comprised of commercial paper borrowings. As of April 30, 2017, we issued $48 million of standby letters of credit. We have a committed revolving credit facility totaling $1.85 billion that matures in December 2021. This U.S. facility remained unused at April 30, 2017, except for $3 million of standby letters of credit that we issued under it. The U.S. facility supports our commercial paper programs and other general corporate purposes. In July 2016, we entered into a committed revolving credit facility totaling CAD $280 million, or $205 million, that matures in July 2019. The Canadian facility's commitment mandatorily reduces to CAD $225 million in July 2017 and to CAD $185 million in July 2018. The Canadian facility supports general corporate purposes. Through

April 2017, we reduced the borrowings and commitment under the Canadian facility by CAD $100 million, or $73 million. As of April 30, 2017, we had borrowings of CAD $180 million, or $132 million, at a rate of 1.808% under this facility.
In September 2014, we filed a shelf registration statement with the Securities and Exchange Commission that registered an indeterminate amount of debt securities. Under the registration statement, we may issue debt securities from time to time, depending on market conditions.
We are in compliance with the covenants contained in our revolving credit facilities and debt security indentures.
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
During the second quarter of 2017, sales and operating profit performance for Bolthouse Farms carrot and carrot ingredients were well below our revised expectations due to difficulty with regaining market share lost during 2016 and higher carrot costs from the adverse impact of heavy rains on crop yields. During the quarter, we also lowered our forecast for sales and earnings for the reporting unit for the second half of 2017 based on revised market share recovery expectations and the continuing effect of unusual weather conditions on carrot costs. In addition, as part of a strategic review initiated by a new leadership team of Campbell Fresh during the second quarter, we decided to reduce emphasis on growing sales of carrot ingredients, which are a by-product of the manufacturing process, and to manage carrots sold at retail for modest sales growth consistent with the category while improving profitability. Accordingly, we reduced our expectations for recovery of retail carrot market share. As a consequence of current-year performance and the strategic review, we lowered our sales outlook for future fiscal years.We also lowered our average margin expectations due in part to cost volatility, which has been higher than expected. Based upon the business performance in the second quarter of 2017, our reduced near-term outlook, and reduced expectations for sales, operating margins and discounted cash flows, we performed an interim impairment assessment as of December 31, 2016, which resulted in a $127 million impairment charge on goodwill and $20 million on a trademark in the reporting unit. The updated cash flow projections include expectations that operating margins will improve from reduced levels in 2016 and 2017. Since the second quarter assessment, sales have performed consistent with expectations while operating costs have exceeded near-term expectations. Our long-term outlook for the business has not changed. We will continue to monitor the performance of the business.
We acquired Garden Fresh Gourmet on June 29, 2015, and therefore the fair value was not significantly in excess of the carrying value as of July 31, 2016. During 2017, sales and operating profit performance for Garden Fresh Gourmet, which is a reporting unit within the Campbell Fresh segment, were well below expectations, and we lowered our outlook for the second half of 2017 due to customer losses and failure to meet product distribution goals. We expected to expand distribution of salsa beyond our concentration in the Midwest region, however this proved to be challenging as differentiated recipes are required to meet taste profiles in other parts of the country. In addition, as part of a strategic review initiated by a new leadership team of Campbell Fresh during the second quarter, we lowered our distribution and category growth expectations and, therefore, future sales outlook. Based upon the business performance in 2017, our reduced near-term outlook, and reduced expectations for sales, operating margins and discounted cash flows, we performed an interim impairment assessment as of December 31, 2016, which resulted in a $64 million impairment charge on goodwill and $1 million on a trademark in the reporting unit. The updated cash flow projections include expectations that we will build distribution in the U.S., operating margins will expand partly driven by the benefits from further integration, and sales growth rates will exceed the company's overall sales growth rates. Since the second quarter assessment, sales have performed consistent with expectations while operating costs have exceeded near-term expectations. Our long-term outlook for the business has not changed. We will continue to monitor the performance of the business.
During the third quarter of 2017, we reduced our expectations for 2017 Bolthouse Farms refrigerated beverages and salad dressings sales performance, principally due to constrained production capacity related to the voluntary recall of Bolthouse Farms Protein PLUS drinks in the fourth quarter of 2016. Consistent with the strategic review conducted during the second quarter, we expect that the rate of future sales growth will be above the company's overall sales growth but from a lower base in 2017. We continue to focus on improving profitability by pursuing various supply chain initiatives. While we do not believe that an interim impairment assessment was required, we performed a sensitivity analysis for the Bolthouse Farms trademark and goodwill as of the third quarter. We concluded that the trademark and reporting unit had risk of decreasing coverage. As of July 31, 2016, the fair value of the trademark exceeded the carrying value by approximately 20%, and the fair value of the reporting unit exceeded the carrying value by approximately 25%. The carrying value of the trademark related to the Bolthouse Farms refrigerated beverages and salad dressings reporting unit was $280 million at April 30, 2017, and July 31, 2016. The carrying value of the goodwill in the reporting unit was $384 million at April 30, 2017, and July 31, 2016. We will continue to monitor the performance of the business.
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
As of April 30, 2017, the carrying value of goodwill was $2.057 billion. Of this amount, the carrying value of goodwill related to the Bolthouse Farms carrot and carrot ingredients reporting unit was $75 million, and the carrying value of the goodwill related to the Garden Fresh Gourmet reporting unit was $52 million, which represent fair value as a result of the impairment charges in 2017. Holding all other assumptions used in the 2017 interim assessment constant, changes in the assumptions below would reduce fair value of the two reporting units by approximately:

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
As of April 30, 2017, the carrying value of the trademarks was $902 million. Of this amount, $48 million related to the Bolthouse Farms carrot and carrot ingredients reporting unit, and $37 million related to the Garden Fresh Gourmet reporting unit, which represent fair value as a result of the impairment charges in 2017. Holding all other assumptions used in the 2017 interim assessment constant, changes in the assumptions below would reduce fair value of the trademarks by approximately:

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

•	our ability to realize projected cost savings and benefits from our efficiency and/or restructuring initiatives;

•	the impact of strong competitive response to our efforts to leverage our brand power with product innovation, promotional programs and new advertising;

•	changes in consumer demand for our products and favorable perception of our brands;

•	product quality and safety issues, including recalls and product liabilities;

•	the risks associated with trade and consumer acceptance of product improvements, shelving initiatives, new products and pricing and promotional strategies;

•	a changing customer landscape, with value and e-commerce retailers expanding their market presence, while certain of our key customers continue to increase their significance to our business;

•	changing inventory management practices by certain of our key customers;

•	disruptions to our supply chain, including fluctuations in the supply of and inflation in energy and raw and packaging materials cost;

•	the impact of non-U.S. operations, including export and import restrictions, public corruption and compliance with foreign laws and regulations;

•	the ability to complete and integrate acquisitions, divestitures and other business portfolio changes;

•	the uncertainties of litigation and regulatory actions against us;

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

Item 4. Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 30, 2017 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

b.	Changes in Internal Controls
During the third quarter of 2017, we began implementation of a new system for processing certain manual journal entries. We expect the new system to be fully implemented by the end of 2017. In connection with this implementation, we modified the controls relating to the processing and monitoring of these manual journal entries. Except for the foregoing, there were no changes in our internal control over financial reporting that materially affected, or were likely to materially affect, such control over financial reporting during the quarter ended April 30, 2017.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities	Total Number of Shares Purchased (1)		Average Price Paid Per Share (2)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)		Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions) (3)
Period
1/30/17 - 2/28/17	662,400		$62.33		662,400		$209
3/1/17 - 3/31/17	434,600		$59.23		434,600		$183
4/3/17 - 4/28/17	65,123	(4)	$56.78	(4)	65,123	(4)	$179
Total	1,162,123		$60.86		1,162,123		$179
____________________________________

(1)
Shares purchased are as of the trade date. Includes 65,123 shares purchased from the counter party of a deferred compensation hedge that was settled during the third quarter of 2017 (the "Hedge Shares").

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)
During the third quarter of 2017, we made purchases under a publicly announced strategic share repurchase program that was announced on June 23, 2011. Under the June 2011 program, our Board of Directors authorized the purchase of up to $1 billion of our stock. On March 22, 2017, we publicly announced that the June 2011 program would be replaced by a new strategic share repurchase program effective May 1, 2017. Our Board of Directors authorized the purchase of up to $1.5 billion of our stock under the new program, which has no end date. Pursuant to our longstanding practice, under a separate 2017 authorization, we expect to continue purchasing shares sufficient to offset the impact of dilution from shares issued under our incentive compensation plans.

(4)	Includes the Hedge Shares at an average price of $56.78.

Item 6. Exhibits

3
By-Laws of Campbell Soup Company, amended and restated effective March 22, 2017, are incorporated by reference to Exhibit 3 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 23, 2017.

10*	Amendment 2017-1 to the Campbell Soup Company Severance Pay Plan for Salaries Employees, effective January 1, 2017, is filed herewith.

31(a)	Certification of Denise M. Morrison pursuant to Rule 13a-14(a).

31(b)	Certification of Anthony P. DiSilvestro pursuant to Rule 13a-14(a).

32(a)	Certification of Denise M. Morrison pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of Anthony P. DiSilvestro pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
*This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: June 8, 2017

CAMPBELL SOUP COMPANY

By: /s/ Anthony P. DiSilvestro
Anthony P. DiSilvestro
Senior Vice President and Chief Financial Officer

By: /s/ Stanley Polomski
Stanley Polomski
Vice President and Controller

INDEX TO EXHIBITS

3
By-Laws of Campbell Soup Company, amended and restated effective March 22, 2017, are incorporated by reference to Exhibit 3 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 23, 2017.

10*	Amendment 2017-1 to the Campbell Soup Company Severance Pay Plan for Salaries Employees, effective January 1, 2017, is filed herewith.

31(a)	Certification of Denise M. Morrison pursuant to Rule 13a-14(a).

31(b)	Certification of Anthony P. DiSilvestro pursuant to Rule 13a-14(a).

32(a)	Certification of Denise M. Morrison pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of Anthony P. DiSilvestro pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
*This exhibit is a management contract or compensatory plan or arrangement.