Form 10-K
period 2017-07-30
CAMPBELL SOUP CO
filed 2017-09-27
CIK 16732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
_________________________________________________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File Number
July 30, 2017	1-3822
CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.
1 Campbell Place
Camden, New Jersey 08103-1799
Principal Executive Offices
Telephone Number: (856) 342-4800
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Capital Stock, par value $.0375	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of January 27, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of capital stock held by non-affiliates of the registrant was approximately $11,934,667,846. There were 300,528,501 shares of capital stock outstanding as of September 20, 2017.
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on November 15, 2017, are incorporated by reference into Part III.

PART I
This Report contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current expectations regarding our future results of operations, economic performance, financial condition and achievements. These forward-looking statements can be identified by words such as "anticipate," "believe," "estimate," "expect," "will," "goal," and similar expressions. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements reflect our current plans and expectations and are based on information currently available to us. They rely on several assumptions regarding future events and estimates which could be inaccurate and which are inherently subject to risks and uncertainties. Risks and uncertainties include, but are not limited to, those discussed in "Risk Factors" and in the "Cautionary Factors That May Affect Future Results" in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Report. Our consolidated financial statements and the accompanying notes to the consolidated financial statements are presented in "Financial Statements and Supplementary Data."

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
In 2013, we acquired BF Bolthouse Holdco LLC (Bolthouse Farms) and Plum, PBC (formerly Plum Inc.) (Plum). In 2014, we acquired Kelsen Group A/S (Kelsen) and divested our European simple meals business. In 2015, we acquired the assets of Garden Fresh Gourmet. In 2017, we entered into an agreement to acquire Pacific Foods of Oregon, Inc. for $700 million. For additional information on this pending acquisition, see our Form 8-K filed with the U.S. Securities and Exchange Commission on July 6, 2017. See also Note 3 to the Consolidated Financial Statements for additional information on our recent acquisitions.
Reportable Segments
We manage our businesses in three segments focused mainly on product categories. The segments are:

•
The Americas Simple Meals and Beverages segment, which includes the retail and food service businesses in the U.S., Canada and Latin America. The segment includes the following products: Campbell’s condensed and ready-to-serve soups; Swanson broth and stocks; Prego pasta sauces; Pace Mexican sauces; Campbell’s gravies, pasta, beans and dinner sauces; Swanson canned poultry; Plum food and snacks; V8 juices and beverages; and Campbell’s tomato juice;

•
The Global Biscuits and Snacks segment, which includes: Pepperidge Farm cookies, crackers, bakery and frozen products in U.S. retail; Arnott’s biscuits in Australia and Asia Pacific; and Kelsen cookies globally. The segment also includes the simple meals and shelf-stable beverages business in Australia and Asia Pacific; and

•
The Campbell Fresh segment, which includes: Bolthouse Farms fresh carrots, carrot ingredients, refrigerated beverages and refrigerated salad dressings; Garden Fresh Gourmet salsa, hummus, dips and tortilla chips; and the U.S. refrigerated soup business.

Beginning in 2018, the business in Latin America will be managed as part of the Global Biscuits and Snacks segment. See Note 6 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding our reportable segments.
Ingredients and Packaging
The ingredients and packaging materials required for the manufacture of our food and beverage products are purchased from various suppliers. These items are subject to price fluctuations from a number of factors, including changes in crop size, cattle cycles, crop disease and/or crop pests, product scarcity, demand for raw materials, commodity market speculation, energy costs, currency fluctuations, government-sponsored agricultural programs, import and export requirements, drought, water scarcity, temperature extremes, scarcity of suitable agricultural land, scarcity of organic ingredients and other factors that may be beyond our control during the growing and harvesting seasons. To help reduce some of this price volatility, we use a combination of purchase orders, short- and long-term contracts, inventory management practices and various commodity risk management tools for most of our ingredients and packaging. Ingredient inventories are at a peak during the late fall and decline during the winter and spring. Since many ingredients of suitable quality are available in sufficient quantities only during certain seasons, we make commitments for the purchase of such ingredients in their respective seasons. At this time, we do not anticipate any material restrictions on the availability of ingredients or packaging that would have a significant impact on our businesses. For information on the impact of inflation, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

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
Our five largest customers accounted for approximately 39% of our consolidated net sales in 2017, 40% in 2016 and 38% in 2015. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 20% of our consolidated net sales in 2017, 2016 and 2015. All of our reportable segments sold products to Wal-Mart Stores, Inc. or its affiliates. No other customer accounted for 10% or more of our consolidated net sales. For additional information on our customers, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
Trademarks and Technology
As of September 20, 2017, we owned over 3,700 trademark registrations and applications in over 160 countries. We believe our trademarks are of material importance to our business. Although the laws vary by jurisdiction, trademarks generally are valid as long as they are in use and/or their registrations are properly maintained and have not been found to have become generic. Trademark registrations generally can be renewed indefinitely as long as the trademarks are in use. We believe that our principal brands, including Arnott's, Bolthouse Farms, Campbell's, Garden Fresh Gourmet, Goldfish, Kjeldsens, Milano, Pace, Pepperidge Farm, Plum, Prego, Swanson, and V8, are protected by trademark law in the major markets where they are used.
Although we own a number of valuable patents, we do not regard any segment of our business as being dependent upon any single patent or group of related patents. In addition, we own copyrights, both registered and unregistered, proprietary trade secrets, technology, know-how, processes and other intellectual property rights that are not registered.
Competition
We operate in a highly competitive industry and experience competition in all of our categories. This competition arises from numerous competitors of varying sizes across multiple food and beverage categories, and includes producers of generic and store brand products, as well as other branded food and beverage manufacturers. All of these competitors vie for trade merchandising support and consumer dollars. The number of competitors cannot be reliably estimated. The principal areas of competition are brand recognition, taste, quality, nutritional value, price, advertising, promotion, convenience and service.
Working Capital
For information relating to our cash flows from operations and working capital items, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
Capital Expenditures
During 2017, our aggregate capital expenditures were $338 million. We expect to spend approximately $400 million for capital projects in 2018. Major capital projects based on planned spend in 2018 include a U.S. warehouse optimization project, insourcing of manufacturing for certain simple meal products, and ongoing refrigeration system replacement projects.
Research and Development
During the last three fiscal years, our expenditures on research and development activities relating to new products and the improvement and maintenance of existing products were $98 million in 2017, $124 million in 2016, and $117 million in 2015. The decrease from 2016 to 2017 was primarily due to gains on pension and postretirement benefit mark-to-market adjustments in the current year compared to losses in the prior year; increased benefits from cost savings initiatives; and lower incentive compensation costs, partially offset by inflation and other factors, and investments in long-term innovation. The increase from 2015 to 2016 was primarily due to increased losses on pension and postretirement benefit mark-to-market adjustments and increased costs to support long-term innovation, partially offset by benefits from cost savings initiatives.
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

Environmental Matters
We have requirements for the operation and design of our facilities that meet or exceed applicable environmental rules and regulations. Of our $338 million in capital expenditures made during 2017, approximately $14 million was for compliance with environmental laws and regulations in the U.S. We further estimate that approximately $13 million of the capital expenditures anticipated during 2018 will be for compliance with U.S. environmental laws and regulations. We believe that continued compliance with existing environmental laws and regulations (both within the U.S. and elsewhere) will not have a material effect on capital expenditures, earnings or our competitive position. In addition, we continue to monitor existing and pending environmental laws and regulations within the U.S. and elsewhere relating to climate change and greenhouse gas emissions. While the impact of these laws and regulations cannot be predicted with certainty, we do not believe that compliance with these laws and regulations will have a material effect on capital expenditures, earnings or our competitive position.
Seasonality
Demand for soup products is seasonal, with the fall and winter months usually accounting for the highest sales volume. Sales of Kelsen products are also highest in the fall and winter months due primarily to holiday gift giving, including the Chinese New Year. Demand for our other products is generally evenly distributed throughout the year.
Employees
On July 30, 2017, we had approximately 18,000 employees.
Financial Information
Financial information for our reportable segments and geographic areas is found in Note 6 to the Consolidated Financial Statements. For risks attendant to our foreign operations, see "Risk Factors."
Websites
Our primary corporate website can be found at www.campbellsoupcompany.com. We make available free of charge at this website (under the "Investor Center — Financial Information — SEC Filings" caption) all of our reports (including amendments) filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, including our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. These reports are made available on the website as soon as reasonably practicable after their filing with, or furnishing to, the Securities and Exchange Commission.
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
Operational Risk Factors
We operate in a highly competitive industry
We operate in the highly competitive food and beverage industry and experience competition in all of our categories. The principal areas of competition are brand recognition, taste, quality, nutritional value, price, advertising, promotion, convenience and service. A number of our primary competitors are larger than us and have substantial financial, marketing and other resources. In addition, reduced barriers to entry and easier access to funding are creating new competition. A strong competitive response from one or more of these competitors to our marketplace efforts, or a continued shift towards store brand offerings, could result in us reducing prices, increasing marketing or other expenditures, and/or losing market share.
Our results are dependent on strengthening our core businesses while diversifying into faster-growing spaces
Our strategy is focused on strengthening our core businesses while diversifying our portfolio into faster-growing spaces. Our core businesses are concentrated in slower-growing center-store categories in traditional retail grocery channels. Factors that may impact our success include our ability to:
•identify and capture market share in faster-growing spaces;

•	identify and capitalize on customer or consumer trends, including those related to fresh or organic products;
•design and implement effective retail execution plans;
•design and implement effective advertising and marketing programs, including digital programs; and
•secure or maintain sufficient shelf space at retailers.

If we are not successful in addressing these factors, or if there are changes in the underlying growth rates of the categories in which we compete, our strategy may not be successful and/or our business or financial results may be adversely impacted.
We may be adversely impacted by a changing customer landscape and the increased significance of some of our customers
Our businesses are largely concentrated in the traditional retail grocery trade, which has experienced slower growth than alternative retail channels, such as dollar stores, drug stores, club stores, Internet-based retailers and meal-delivery services. This trend towards alternative channels is expected to continue in the future. If we are not successful in expanding sales in alternative retail channels, our business or financial results may be adversely impacted. In addition, retailers with increased buying power and negotiating strength are seeking more favorable terms, including increased promotional programs funded by their suppliers. These customers may use more of their shelf space for their store brand products. If we are unable to use our scale, marketing expertise, product innovation and category leadership positions to respond to these customer dynamics, our business or financial results could be adversely impacted.
In 2017, our five largest customers accounted for approximately 39% of our consolidated net sales, with the largest customer, Wal-Mart Stores, Inc. and its affiliates, accounting for approximately 20% of our consolidated net sales. There can be no assurance that our largest customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past. Disruption of sales to any of these customers, or to any of our other large customers, for an extended period of time could adversely affect our business or financial results.
We may not realize the anticipated benefits from our cost reduction, organizational design or other initiatives
We are pursuing a multi-year cost savings initiative with targeted annualized cost savings of $450 million by the end of 2020. In addition, we are making other organizational changes, including changes to our sales and supply chain functions. These initiatives will require a substantial amount of management and operational resources. Our management team must successfully execute the administrative and operational changes necessary to achieve the anticipated benefits of the initiatives. These and related demands on our resources may divert the organization's attention from other business issues, have adverse effects on existing business relationships with suppliers and customers and impact employee morale. From time-to-time, we may also implement other information technology or related initiatives. Our success is partly dependent upon properly executing, and realizing cost savings or other benefits from, these often complex initiatives. Any failure to implement our initiatives could adversely affect our business or financial results.
Our results may be adversely affected by our inability to complete or realize the projected benefits of acquisitions, divestitures and other strategic transactions
We expect to continue to seek acquisitions and other strategic transactions. Our ability to meet our objectives with respect to acquisitions and other strategic transactions may depend in part on our ability to identify suitable counterparties, negotiate favorable financial and other contractual terms, obtain all necessary regulatory approvals on the terms expected and complete those transactions. Potential risks also include:
•the inability to integrate acquired businesses into our existing operations in a timely and cost-efficient manner;
•diversion of management's attention from other business concerns;
•potential loss of key employees, suppliers and/or customers of acquired businesses;
•assumption of unknown risks and liabilities;
•the inability to achieve anticipated benefits, including revenues or other operating results;
•operating costs of acquired businesses may be greater than expected;
•the inability to promptly implement an effective control environment; and
•the risks inherent in entering markets or lines of business with which we have limited or no prior experience.
Acquisitions outside the U.S. may present added unique challenges and increase our exposure to risks associated with foreign operations, including foreign currency risks and risks associated with local regulatory regimes.
For divestitures, our ability to meet our objectives may depend in part on our ability to identify suitable buyers, negotiate favorable financial and other contractual terms and obtain all necessary regulatory approvals on the terms expected. Potential risks of divestitures may also include the inability to separate divested businesses or business units effectively and efficiently from our existing business operations and to reduce or eliminate associated overhead costs.
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
Our non-U.S. operations pose additional risks to our business
In 2017, approximately 19% of our consolidated net sales were generated outside of the U.S. Sales outside the U.S. are expected to continue to represent a significant portion of consolidated net sales. Our business or financial condition may be adversely affected due to the risks of doing business in markets outside of the U.S., including but not limited to the following:
•unfavorable changes in tariffs, quotas, trade barriers or other export and import restrictions;

•	the difficulty and/or costs of complying with a wide variety of laws, treaties and regulations, including anti-corruption laws and regulations such as the U.S. Foreign Corrupt Practices Act;

•	the difficulty and/or costs of designing and implementing an effective control environment across diverse regions and employee bases;

•	the adverse impact of foreign tax treaties and policies;

•	political or economic instability, including the possibility of civil unrest, public corruption, armed hostilities or terrorist acts;

•	the possible nationalization of operations;

•	the difficulty of enforcing remedies and protecting intellectual property in various jurisdictions; and

•	restrictions on the transfer of funds to and from countries outside of the U.S., including potential adverse tax consequences.
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
Our results may be adversely impacted by increases in the price of raw and packaging materials
The raw and packaging materials used in our business include tomato paste, grains, beef, poultry, dairy, vegetables, steel, glass, paper and resin. Many of these materials are subject to price fluctuations from a number of factors, including changes in crop size, cattle cycles, crop disease and/or crop pests, product scarcity, demand for raw materials, commodity market speculation, energy costs, currency fluctuations, government-sponsored agricultural programs, import and export requirements, drought, water scarcity, temperature extremes, scarcity of suitable agricultural land, scarcity of organic ingredients and other factors that may be beyond our control. To the extent any of these factors result in an increase in raw and packaging material prices, we may not be able to offset such increases through productivity or price increases or through our commodity hedging activity.
Price increases may not be sufficient to cover increased costs, or may result in declines in sales volume due to pricing elasticity in the marketplace
We expect to pass along to customers some or all cost increases in raw and packaging materials and other inputs through increases in the selling prices of, or decreases in the packaging sizes of, some of our products. Higher product prices or smaller packaging sizes may result in reductions in sales volume. To the extent the price increases or packaging size decreases are not sufficient to offset increased raw and packaging materials and other input costs, and/or if they result in significant decreases in sales volume, our business results and financial condition may be adversely affected.
If our food products become adulterated or are mislabeled, we might need to recall those items, and we may experience product liability claims and damage to our reputation
We have in the past and we may, in the future, need to recall some of our products if they become adulterated or if they are mislabeled, and we may also be liable if the consumption of any of our products causes injury to consumers. A widespread product recall could result in significant losses due to the costs of a recall, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. We could also suffer losses from a significant adverse product liability judgment. A significant product recall or product liability claim could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in the safety and/or quality of our products, ingredients or packaging. In addition, if another company recalls or experiences negative publicity related to a product in a category in which we compete, consumers might reduce their overall consumption of products in this category.

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
We may be adversely impacted by inadequacies in, or security breaches of, our information technology systems
Our information technology systems are critically important to our operations. We rely on our information technology systems (some of which are outsourced to third parties) to manage the data, communications and business processes for all of our functions, including our marketing, sales, manufacturing, logistics, customer service, accounting and administrative functions. If we do not allocate and effectively manage the resources necessary to build, sustain and protect an appropriate technology infrastructure, our business or financial results could be adversely impacted. Furthermore, our information technology systems may be vulnerable to material security breaches (including the access to or acquisition of customer, consumer or other confidential data), cyber-based attacks or other material system failures. We periodically test our systems to attempt to detect vulnerabilities. If we are unable to prevent or adequately respond to and resolve these events, our operations may be impacted, and we may suffer other adverse consequences such as reputational damage, litigation, remediation costs and/or penalties under various data privacy laws and regulations. Although unauthorized users have attempted and continue to attempt to infiltrate our information technology systems, we are not aware of a material security breach and all immaterial security breaches we have detected have been successfully remediated.
An impairment of the carrying value of goodwill or other indefinite-lived intangible assets could adversely affect our financial results and net worth
As of July 30, 2017, we had goodwill of $2.115 billion and other indefinite-lived intangible assets of $912 million. Goodwill and indefinite-lived intangible assets are initially recorded at fair value and not amortized, but are tested for impairment at least annually or more frequently if impairment indicators arise. We test goodwill at the reporting unit level by comparing the carrying value of the net assets of the reporting unit, including goodwill, to the unit's fair value. Similarly, we test indefinite-lived intangible assets by comparing the fair value of the assets to their carrying values. Fair value for both goodwill and other indefinite-lived intangible assets is determined based on a discounted cash flow analysis. If the carrying values of the reporting unit or indefinite-lived intangible assets exceed their fair value, the goodwill or indefinite-lived intangible assets are considered impaired and reduced to fair value. Factors that could result in an impairment include a change in revenue growth rates, operating margins, weighted average cost of capital, future economic and market conditions or assumed royalty rates. See "Significant Accounting Estimates" for additional information on past impairments. We may be required in the future to record additional impairment of the carrying value of goodwill or other indefinite-lived intangible assets, which could adversely affect our financial results and net worth.
Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products and brands
We consider our intellectual property rights, particularly our trademarks, to be a significant and valuable aspect of our business. We protect our intellectual property rights through a combination of trademark, patent, copyright and trade secret protection, contractual agreements and policing of third-party misuses of our intellectual property. Our failure to obtain or adequately protect our intellectual property or any change in law that lessens or removes the current legal protections of our intellectual property may diminish our competitiveness and adversely affect our business and financial results.
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
We may be adversely impacted by increased liabilities and costs related to our defined benefit pension plans
We sponsor a number of defined benefit pension plans for certain employees in the U.S. and various non-U.S. locations. The major defined benefit pension plans are funded with trust assets invested in a globally diversified portfolio of securities and other investments. Changes in regulatory requirements or the market value of plan assets, investment returns, interest rates and mortality rates may affect the funded status of our defined benefit pension plans and cause volatility in the net periodic benefit cost, future funding requirements of the plans and the funded status as recorded on the balance sheet. A significant increase in our obligations or future funding requirements could have a material adverse effect on our financial results.

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
Market Conditions and Other General Risk Factors
We face risks related to recession, financial and credit market disruptions and other economic conditions
Customer and consumer demand for our products may be impacted by weak economic conditions, recession, equity market volatility or other negative economic factors in the U.S. or other nations. Similarly, disruptions in financial and/or credit markets may impact our ability to manage normal commercial relationships with our customers, suppliers and creditors. In addition, changes in tax or interest rates in the U.S. or other nations, whether due to recession, financial and credit market disruptions or other reasons, may adversely impact us.
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
Legal and Regulatory Risk Factors
We may be adversely impacted by legal and regulatory proceedings or claims
We are party to a variety of legal and regulatory proceedings and claims arising out of the normal course of business. Since these actions are inherently uncertain, there is no guarantee that we will be successful in defending ourselves against such proceedings or claims, or that our assessment of the materiality or immateriality of these matters, including any reserves taken in connection with such matters, will be consistent with the ultimate outcome of such proceedings or claims. The marketing of food products has come under increased regulatory scrutiny in recent years, and the food industry has been subject to an increasing number of proceedings and claims relating to alleged false or deceptive marketing under federal, state and foreign laws or regulations. In addition, the independent contractor distribution model, which is used by Pepperidge Farm, has come under increased legal and regulatory scrutiny in recent years. We are a defendant in state law class action litigation challenging the independent contractor classification of a small percentage of the total Pepperidge Farm distribution network. We are contesting class certification and the merits as appropriate and plan to defend against these claims vigorously. In the event we are unable to successfully defend ourselves against these proceedings or claims, or if our assessment of the materiality of these proceedings or claims proves inaccurate, our business or financial results may be adversely affected. In addition, our reputation could be damaged by allegations made in proceedings or claims (even if untrue).
Increased regulation or changes in law could adversely affect our business or financial results
The manufacture and marketing of food products is extensively regulated. Various laws and regulations govern the processing, packaging, storage, distribution, marketing, advertising, labeling, quality and safety of our food products, as well as the health and safety of our employees and the protection of the environment. In the U.S., we are subject to regulation by various government agencies, including the Food and Drug Administration, the Department of Agriculture, the Federal Trade Commission, the Occupational Safety and Health Administration and the Environmental Protection Agency, as well as various state and local agencies. We are also regulated by similar agencies outside the U.S.
Governmental and administrative bodies within the U.S. are considering a variety of tax, trade and other regulatory reforms. Changes in legal or regulatory requirements (such as new food safety requirements and revised nutrition facts labeling and serving size regulations), or evolving interpretations of existing legal or regulatory requirements, may result in increased compliance cost, capital expenditures and other financial obligations that could adversely affect our business or financial results.
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
______________________________
ASMB - Americas Simple Meals and Beverages
GBS - Global Biscuits and Snacks
CF - Campbell Fresh
Each of the foregoing manufacturing facilities is company-owned, except the Selangor Darul Ehsan, Malaysia, and the East Brunswick, New Jersey, facilities, which are leased. We also maintain principal business unit offices in Norwalk, Connecticut; Santa Monica, California; Emeryville, California; Toronto, Canada; Nørre Snede, Denmark; and North Strathfield, Australia.
We believe that our manufacturing and processing plants are well maintained and, together with facilities operated by our contract manufacturers, are generally adequate to support the current operations of the businesses.

Item 3. Legal Proceedings
None.
Item 4. Mine Safety Disclosures
Not applicable.

Executive Officers of the Company
The following is a list of our executive officers as of September 20, 2017:

Name	Present Title & Business Experience	Age	Year First Appointed Executive Officer
Mark R. Alexander	Senior Vice President. We have employed Mr. Alexander in an executive or managerial capacity for at least five years.	53	2009
Carlos J. Barroso	Senior Vice President. President and Founder of CJB and Associates, LLC, an R&D consulting firm (2009 - 2013).	58	2013
Edward L. Carolan	Senior Vice President. We have employed Mr. Carolan in an executive or managerial capacity for at least five years.	48	2015
Adam G. Ciongoli	Senior Vice President and General Counsel. Executive Vice President and General Counsel of Lincoln Financial Group (2012 - 2015) and Group General Counsel and Secretary of Willis Group Holdings, PLC (2007 - 2012).	49	2015
Anthony P. DiSilvestro	Senior Vice President and Chief Financial Officer. We have employed Mr. DiSilvestro in an executive or managerial capacity for at least five years.	58	2004
Robert J. Furbee	Senior Vice President. We have employed Mr. Furbee in an executive or managerial capacity for at least five years.	55	2017
Bethmara Kessler	Senior Vice President. Vice President of Campbell Soup Company (2014 - 2016), Senior Vice President of Warner Music Group (2013 - 2014) and Managing Director of The Fraud and Risk Advisory Group (2008 - 2013).	53	2016
Luca Mignini	Senior Vice President. Chief Executive Officer of the Findus Italy division of IGLO Group (2010 - 2012).	55	2013
Denise M. Morrison	President and Chief Executive Officer. We have employed Ms. Morrison in an executive or managerial capacity for at least five years.	63	2003
Robert W. Morrissey	Senior Vice President and Chief Human Resources Officer. We have employed Mr. Morrissey in an executive or managerial capacity for at least five years.	59	2012
All of the executive officers were appointed at the November 2016 meeting of the Board of Directors, except Mr. Furbee was appointed at the May 2017 meeting with this appointment being effective as of June 1, 2017.
PART II

Item 5.	Market for Registrant’s Capital Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market for Registrant’s Capital Stock
Our capital stock is listed and principally traded on the New York Stock Exchange. On September 20, 2017, there were 19,235 holders of record of our capital stock. Market price and dividend information with respect to our capital stock are set forth in Note 20 to the Consolidated Financial Statements. Future dividends will be dependent upon future earnings, financial requirements and other factors.
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
The following graph compares the cumulative total shareholder return (TSR) on our stock with the cumulative total return of the Standard & Poor’s 500 Stock Index (the S&P 500) and the Standard & Poor’s Packaged Foods Index (the S&P Packaged Foods Group). The graph assumes that $100 was invested on July 27, 2012, in each of our stock, the S&P 500 and the S&P Packaged Foods Group, and that all dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on July 28, 2017.

* Stock appreciation plus dividend reinvestment.

	2012	2013	2014	2015	2016	2017
Campbell	100	147	134	162	210	182
S&P 500	100	125	145	162	171	198
S&P Packaged Foods Group	100	136	144	180	211	199

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)		Average Price Paid Per Share (2)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in Millions) (3)
5/1/17 - 5/31/17	840,649	(4)	$58.25	(4)	783,564	$1,454
6/1/17 - 6/30/17	305,694		$55.29		305,694	$1,437
7/3/17 - 7/28/17	1,289,997		$51.69		1,289,997	$1,371
Total	2,436,340	(4)	$54.40	(4)	2,379,255	$1,371
____________________________________

(1)	Shares purchased are as of the trade date.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)
During the fourth quarter of 2017, we had a publicly announced strategic share repurchase program. Under this program, which was announced on March 22, 2017 and effective May 1, 2017, our Board of Directors authorized the purchase of up to $1.5 billion of our stock. The program has no expiration date. Pursuant to our longstanding practice, under a separate 2017 authorization, we expect to continue purchasing shares sufficient to offset the impact of dilution from shares issued under our incentive compensation plans.

(4)
Includes 57,085 shares repurchased in open-market transactions at an average price of $57.61 primarily to offset the dilutive impact to existing shareholders of issuances under stock compensation plans.

Item 6. Selected Financial Data

Fiscal Year	2017(1)	2016(2)	2015(3)	2014(4)	2013(5)
(Millions, except per share amounts)
Summary of Operations
Net sales	$7,890	$7,961	$8,082	$8,268	$8,052
Earnings before interest and taxes	1,400	960	1,054	1,267	1,474
Earnings before taxes	1,293	849	949	1,148	1,349
Earnings from continuing operations	887	563	666	774	934
Earnings (loss) from discontinued operations	—	—	—	81	(231)
Net earnings	887	563	666	855	703
Net earnings attributable to Campbell Soup Company	887	563	666	866	712
Financial Position
Plant assets - net	$2,454	$2,407	$2,347	$2,318	$2,260
Total assets	7,726	7,837	8,077	8,100	8,290
Total debt	3,536	3,533	4,082	4,003	4,438
Total equity	1,645	1,533	1,377	1,602	1,192
Per Share Data
Earnings from continuing operations attributable to Campbell Soup Company - basic	$2.91	$1.82	$2.13	$2.50	$3.00
Earnings from continuing operations attributable to Campbell Soup Company - assuming dilution	2.89	1.81	2.13	2.48	2.97
Net earnings attributable to Campbell Soup Company - basic	2.91	1.82	2.13	2.76	2.27
Net earnings attributable to Campbell Soup Company - assuming dilution	2.89	1.81	2.13	2.74	2.25
Dividends declared	1.40	1.248	1.248	1.248	1.16
Other Statistics
Capital expenditures	$338	$341	$380	$347	$336
Weighted average shares outstanding - basic	305	309	312	314	314
Weighted average shares outstanding - assuming dilution	307	311	313	316	317

____________________________________
(All per share amounts below are on a diluted basis)
In March 2016, the Financial Accounting Standards Board (FASB) issued guidance that amends accounting for share-based payments, including the accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the statement of cash flows. We adopted the guidance in 2017. In accordance with the prospective adoption of the recognition of excess tax benefits and deficiencies in the Consolidated Statements of Earnings, we recognized a $6 million tax benefit in Taxes on earnings in 2017.
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

(1)
The 2017 earnings from continuing operations attributable to Campbell Soup Company were impacted by the following: a restructuring charge, related costs and administrative expenses of $37 million ($.12 per share) associated with restructuring and cost savings initiatives; gains of $116 million ($.38 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans; impairment charges of $180 million ($.59 per share) related to the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit and the Garden Fresh Gourmet reporting unit; and a tax benefit and reduction to interest expense of $56 million ($.18 per share) primarily associated with the sale of intercompany notes receivable to a financial institution.

(2)
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

(3)
The 2015 earnings from continuing operations attributable to Campbell Soup Company were impacted by the following: a restructuring charge and administrative expenses of $78 million ($.25 per share) associated with restructuring and cost savings initiatives and losses of $87 million ($.28 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans.

(4)
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

(5)
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
Executive Summary
We are a manufacturer and marketer of high-quality, branded food and beverage products. We operate in a highly competitive industry and experience competition in all of our categories. We manage our businesses in three divisions focused mainly on product categories. The divisions, which represent our operating and reportable segments, are: Americas Simple Meals and Beverages; Global Biscuits and Snacks; and Campbell Fresh. See "Business - Reportable Segments" for a description of the products included in each segment.
Our goal is to be the leading health and well-being food company. Guided by our purpose - Real food that matters for life’s moments, we are pursuing this goal through a dual strategy of strengthening our core businesses while expanding into faster-growing spaces. We believe that this commitment to health and well-being will build shareholder value by driving sustainable, profitable net sales growth.
Industry Trends
Our businesses are being influenced by a variety of trends that we anticipate will continue in the future, including: shifting demographics; changing consumer preferences for food; technological and digital advancements that are reshaping the retailer landscape and the consumer shopping experience; and socioeconomic shifts.
We believe Millennials and Generation Z are replacing Baby Boomers as the key influencers of societal and cultural norms in the U.S. and are increasingly focused on health and well-being. We expect consumers to continue to seek products that they associate with health and well-being, including fresh, naturally functional and organic foods. While demanding products with these qualities, consumers also continue to gravitate toward store brands and value offerings. Consumers are also changing their eating habits by increasing the type and frequency of snacks consumed.
Digital media and technology are changing the way consumers purchase food. Although e-commerce represents only a small percent of total food sales, we anticipate it will accelerate rapidly through the growth of pure-play e-tailers, increased focus of brick and mortar retailers on e-commerce and the continued growth of meal delivery services. Consumers are also increasingly using technology to customize their diets for their individual lifestyle, physiology and health goals.
Retailers continue to use their buying power and negotiating strength to seek increased promotional programs funded by their suppliers and more favorable terms. We expect consolidations among retailers will continue to create large and sophisticated customers that may further this trend. In addition, new and existing retailers continue to grow and promote store brands that compete with branded products.
Strategic Imperatives
We are responding to the above-described industry trends by continuing to focus on four strategic imperatives:

•	Building greater trust with consumers through real food, transparency and sustainability;

•	Accelerating digital marketing and e-commerce efforts;

•	Continuing to diversify our portfolio in fresh foods and health and well-being; and

•	Increasing our presence in the faster-growing snacking category.
Building Greater Trust with Consumers through Real Food, Transparency and Sustainability
Our goal is to strengthen the trust of our consumers and customers through real food. For example, we are in the process of removing artificial flavors and colors from certain of our products, increasing the use of vegetables and whole grains and transitioning to chicken with no antibiotics. We have also removed Bisphenol A (BPA) from the lining of our U.S. and Canadian soup cans. In addition, we recently entered into an agreement with the Sage Project to partner on customizable and digital labels for our products that include nutrition facts and product attributes. We also support and remain committed to mandatory national genetically modified organism labeling and implementation of the Food and Drug Administration's nutrition facts panel. Our www.whatsinmyfood.com website promotes transparency by providing consumers with a wide range of details about how certain of our foods and beverages are made and the choices behind the ingredients we use in those products.
Accelerating Digital Marketing and E-Commerce Efforts
We are responding to the growing consumer shift to digital and mobile technologies by investing in digital and e-commerce across our company with a goal of building industry-leading capabilities. We are working to increase the scale of our digital marketing capabilities using content, marketing technology and data analytics. We are building an experienced business team in North America to pursue these initiatives. We are also pursuing digital and e-commerce innovation with new business models and development of cross-portfolio e-commerce solutions. To support these efforts, we are developing a more flexible and cost effective distribution system that we believe will position us well to grow with the expanding e-commerce market. We also plan to continue partnering with leading e-commerce companies, such as our recently announced partnership with a meal-delivery service.
Continuing to Diversify our Portfolio in Fresh Foods and Health and Well-Being
Capitalizing on recent consumer and retailer trends, we are continuing to increase our portfolio's commitment to fresh food and health and well-being through internal innovation, changes to recipes and our recent acquisitions. We expect to continue expanding our product offerings in key growth areas, such as in the packaged fresh category and with organic and clean label products. We are focusing on naturally functional foods by leveraging our vegetable and whole grain capabilities. While we are working to develop brands and innovate these products, we are developing increased distribution capabilities in new channels that also support this commitment.
Increasing our Presence in the Faster-Growing Snacking Category
Through a company-wide approach, we plan to expand our brand footprint by driving our existing snacking portfolio, pursuing expansion in promising emerging markets, building global brands and leveraging global capabilities to build sustainable business models. We are pursuing this goal with a plan to reach new consumers and existing consumers more frequently, including new snacking products that are premium snacks and focused on health and well-being. We also intend to broaden our snacking business beyond cookies and baked snacks to include soup, mini meals and fresh snacks. In addition, we expect to introduce snack products with new packaging formats.
To support these four imperatives, we will continue to pursue different models of innovation, including internal and external development, disciplined mergers and acquisitions, strategic partnerships and venture investing.
Cost Savings Initiative
We are pursuing a multi-year cost savings initiative with targeted annualized cost savings of $450 million by the end of 2020. These savings are above and beyond our existing supply-chain productivity initiatives. See "Restructuring Charges and Cost Savings Initiatives" for additional information on these initiatives. We expect to reinvest a portion of these savings into the businesses that we have identified as high growth and that are consistent with our strategic imperatives.
Summary of Results
This Summary of Results provides significant highlights from the discussion and analysis that follows.

•	Net sales decreased 1% in 2017 to $7.890 billion, primarily due to lower volume and increased promotional spending.

•
Gross profit, as a percent of sales, increased to 38.8% from 34.9% a year ago. The increase was primarily due to gains on pension and postretirement benefit mark-to-market adjustments in the current year compared to losses in the prior year, productivity improvements and increased benefits from cost savings initiatives, partially offset by higher supply chain costs and cost inflation, and higher promotional spending.

•
Administrative expenses decreased 24% to $488 million from $641 million a year ago. The decrease was primarily due to gains on pension and postretirement benefit mark-to-market adjustments in the current year compared to losses in the prior year, increased benefits from cost savings initiatives, lower incentive compensation costs and lower costs related to the implementation of the new organizational structure and cost savings initiatives, partially offset by inflation and investments in long-term innovation.

•
Other expenses increased to $238 million in 2017 from $131 million in 2016, primarily due to non-cash impairment charges of $212 million on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit and the Garden Fresh Gourmet reporting unit in 2017. In 2016, we recorded a $141 million non-cash impairment charge on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit, partially offset by a gain from the settlement of a claim related to the Kelsen acquisition.

•
The effective tax rate was 31.4% in 2017, compared to 33.7% in 2016. In 2017, the effective rate reflected a tax benefit of $52 million primarily related to the sale of intercompany notes receivable to a financial institution, which resulted in the recognition of foreign exchange losses on the notes for tax purposes.

•
Earnings per share were $2.89 in 2017, compared to $1.81 a year ago. The current and prior year included expenses of $.15 and $1.13 per share, respectively, from items impacting comparability as discussed below.

•
Cash flow from operations was $1.291 billion in 2017, compared to $1.491 billion in 2016. The decline was primarily due to lapping significant reductions in working capital in the prior year, as well as lower cash earnings and lower receipts from hedging activities in the current year.

Net Earnings attributable to Campbell Soup Company - 2017 Compared with 2016
The following items impacted the comparability of earnings and earnings per share:

•
In 2017, we recognized gains of $178 million in Costs and expenses ($116 million after tax, or $.38 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans. In 2016, we recognized losses of $313 million in Costs and expenses ($200 million after tax, or $.64 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans;

•
In 2015, we implemented a new enterprise design and initiatives to reduce costs and to streamline our organizational structure. In 2017, we expanded these cost savings initiatives by further optimizing our supply chain network, primarily in North America, continuing to evolve our operating model to drive efficiencies, and more fully integrating our recent acquisitions. In 2017, we recorded a pre-tax restructuring charge of $18 million and implementation costs and other related costs of $36 million in Administrative expenses and $4 million in Cost of products sold (aggregate impact of $37 million after tax, or $.12 per share) related to these initiatives. In 2016, we recorded a pre-tax restructuring charge of $35 million and implementation costs and other related costs of $47 million in Administrative expenses related to these initiatives. In 2016, we also recorded a reduction to pre-tax restructuring charges of $4 million related to the 2014 initiatives. The aggregate after-tax impact in 2016 of restructuring charges, implementation costs and other related costs was $49 million, or $.16 per share. See Note 7 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information;

•
In the second quarter of 2017, we performed an interim impairment assessment on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit and the Garden Fresh Gourmet reporting unit as operating performance was well below expectations and a new leadership team of the Campbell Fresh division initiated a strategic review which led to a revised outlook for future sales, earnings, and cash flow. We recorded a non-cash impairment charge of $147 million ($139 million after tax, or $.45 per share) related to intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit and a non-cash impairment charge of $65 million ($41 million after tax, or $.13 per share) related to the intangible assets of the Garden Fresh Gourmet reporting unit (aggregate pre-tax impact of $212 million, $180 million after tax, or $.59 per share). In the fourth quarter of 2016, as part of the annual review of intangible assets, we recorded a non-cash impairment charge of $141 million ($127 million after tax, or $.41 per share) related to the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit. The charges are included in Other expenses / (income). See Note 5 to the Consolidated Financial Statements for additional information;

•
In 2017, we recorded a tax benefit of $52 million in Taxes on earnings primarily related to the sale of intercompany notes receivable to a financial institution, which resulted in the recognition of foreign exchange losses on the notes for tax purposes. In addition, we recorded a $6 million reduction to interest expense ($4 million after tax) related to premiums and fees received on the sale of the notes. The aggregate impact was $56 million after tax, or $.18 per share. See Note 11 to the Consolidated Financial Statements for additional information; and

•
In 2016, we recorded a gain of $25 million ($.08 per share) in Other expenses / (income) from a settlement of a claim related to the Kelsen acquisition. The claim was for a warranty breach and has no meaningful ongoing impact on Kelsen.

The items impacting comparability are summarized below:

	2017		2016
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to Campbell Soup Company	$887	$2.89	$563	$1.81

Pension and postretirement benefit mark-to-market adjustments	$116	$.38	$(200)	$(.64)
Restructuring charges, implementation costs and other related costs	(37)	(.12)	(49)	(.16)
Impairment charges	(180)	(.59)	(127)	(.41)
Sale of notes	56.18		—	—
Claim settlement	—	—	25.08
Impact of items on Net earnings	$(45)	$(.15)	$(351)	$(1.13)
Net earnings attributable to Campbell Soup Company were $887 million ($2.89 per share) in 2017, compared to $563 million ($1.81 per share) in 2016. After adjusting for items impacting comparability, earnings increased primarily due to an improved gross profit performance and lower administrative expenses, partially offset by lower sales. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding, primarily due to share repurchases under our strategic share repurchase program.

Net Earnings attributable to Campbell Soup Company - 2016 Compared with 2015
In addition to the 2016 items that impacted comparability of Net earnings discussed above, the following items impacted the comparability of earnings and earnings per share:

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

The items impacting comparability are summarized below:

	2016		2015
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to Campbell Soup Company	$563	$1.81	$666	$2.13

Pension and postretirement benefit mark-to-market adjustments	$(200)	$(.64)	$(87)	$(.28)
Restructuring charges, implementation costs and other related costs	(49)	(.16)	(78)	(.25)
Impairment charge	(127)	(.41)	—	—
Claim settlement	25.08		—	—
Impact of items on Net earnings	$(351)	$(1.13)	$(165)	$(.53)
Net earnings were $563 million ($1.81 per share) in 2016, compared to $666 million ($2.13 per share) in 2015. After adjusting for items impacting comparability, earnings increased primarily due to an improved gross profit performance, lower administrative expenses and lower marketing and selling expenses, partially offset by the negative impact of currency translation and a higher effective tax rate.
Net earnings (loss) attributable to noncontrolling interests
We own a 60% controlling interest in a joint venture formed with Swire Pacific Limited to support our soup and broth business in China.
We own a 70% controlling interest in a Malaysian food products manufacturing company.
In addition, beginning in 2016, we own a 99.8% interest in Acre Venture Partners, L.P., a limited partnership formed to make venture capital investments in innovative new companies in food and food-related industries. See Note 14 to the Consolidated Financial Statements for additional information.
The noncontrolling interests' share in the net earnings (loss) was included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings.
DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

				% Change
(Millions)	2017	2016	2015	2017/2016	2016/2015
Americas Simple Meals and Beverages	$4,325	$4,380	$4,483	(1)%	(2)%
Global Biscuits and Snacks	2,598	2,564	2,631	1	(3)
Campbell Fresh	967	1,017	968	(5)	5
	$7,890	$7,961	$8,082	(1)%	(1)%

An analysis of percent change of net sales by reportable segment follows:

2017 versus 2016	Americas Simple Meals and Beverages(2)	Global Biscuits and Snacks(2)	Campbell Fresh(2)	Total(2)
Volume and Mix	(1)%	1%	(5)%	(1)%
(Increased)/Decreased Promotional Spending(1)	(1)	—	1	(1)
Currency	—	1	—	—
	(1)%	1%	(5)%	(1)%

2016 versus 2015	Americas Simple Meals and Beverages	Global Biscuits and Snacks(2)	Campbell Fresh(2)	Total
Volume and Mix	(2)%	1%	(3)%	(1)%
Price and Sales Allowances	1	1	—	1
Increased Promotional Spending(1)	—	—	(1)	—
Currency	(1)	(4)	—	(2)
Acquisitions	—	—	10	1
	(2)%	(3)%	5%	(1)%
__________________________________________

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

(2)	Sum of the individual amounts does not add due to rounding.
In 2017, Americas Simple Meals and Beverages sales decreased 1% primarily due to declines in V8 beverages and soup, partly offset by gains in Prego pasta sauces and Campbell's pasta. U.S. soup sales decreased 1% due to declines in condensed soups and broth, partly offset by gains in ready-to-serve soups. Gains in ready-to-serve soups were primarily driven by Campbell’s Chunky soups due to improved execution, including merchandising and dedicated advertising, as well as new items, and the launch of Well Yes! soups. Promotional spending had a negative impact of 1% on sales, with increases on broth, in Canada and on V8 beverages. We increased promotional spending on broth and V8 beverages to remain competitive, and in Canada to hold certain promoted prices following list price increases. For 2018, we were unable to reach an agreement with a large customer on a promotional program for U.S. soup. As a result, we expect our U.S. soup sales to decline in 2018.
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
In 2017, Global Biscuits and Snacks sales increased 1% reflecting a 1% favorable impact from currency translation. Excluding the favorable impact of currency translation, segment sales were comparable to the prior year as gains in Pepperidge Farm were offset by declines in Kelsen, mostly in the U.S., and in Arnott's in Indonesia. Pepperidge Farm sales increased due to gains in Goldfish crackers and in cookies, benefiting from new items, partly offset by declines in fresh bakery and frozen products.
In 2016, Global Biscuits and Snacks sales decreased 3% reflecting a 4% negative impact from currency translation. Excluding the negative impact of currency translation, segment sales increased primarily due to gains in Goldfish crackers and Arnott's biscuits in Australia, partially offset by declines in Kelsen.
In 2017, Campbell Fresh sales decreased 5% primarily due to lower sales of refrigerated beverages and carrots, partly offset by gains in refrigerated soup. The decrease in refrigerated beverages reflects the adverse impact of supply constraints related to enhanced quality processes following the voluntary recall of Bolthouse Farms Protein PLUS drinks in June 2016. The carrot sales performance reflects the market share impact of quality and execution issues experienced in 2016, as well as the adverse impact of weather conditions in the second quarter of 2017.

In 2016, Campbell Fresh sales increased 5% primarily due to the acquisition of Garden Fresh Gourmet, which was acquired on June 29, 2015. Excluding the acquisition, sales declined reflecting lower sales in carrots and carrot ingredients, partially offset by gains in refrigerated beverages and salad dressings. In 2016, carrot sales performance primarily reflected the adverse impact of weather conditions on crop yields, and execution issues in response to those conditions, which led to customer dissatisfaction and a loss of business in the second half of the year. The increase in refrigerated beverages was primarily due to new product launches, partially offset by the impact of the voluntary recall of Bolthouse Farms Protein PLUS drinks in June 2016. In 2016, promotional spending was increased to remain competitive and to support new product launches.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $279 million in 2017 from 2016 and decreased by $2 million in 2016 from 2015. As a percent of sales, gross profit was 38.8% in 2017, 34.9% in 2016 and 34.4% in 2015.
The 3.9 percentage-point increase in gross profit percentage in 2017 and 0.5 percentage-point increase in gross profit percentage in 2016 were due to the following factors:

	Margin Impact
	2017	2016
Pension and postretirement benefit mark-to-market adjustments(1)	3.3%	(1.2)%
Productivity improvements	1.8	2.0
Higher selling prices	0.1	0.6
Mix	0.1	0.4
Higher level of promotional spending	(0.4)	(0.2)
Cost inflation, supply chain costs and other factors(2)	(1.0)	(0.8)
Impact of acquisitions	—	(0.3)
	3.9%	0.5%
__________________________________________

(1)	Pension and postretirement benefit mark-to-market gains were $85 in 2017 and losses were $176 million in 2016.

(2)	2017 includes a positive margin impact of 1 point from cost savings initiatives. 2016 includes a positive margin impact of 0.6 points from cost savings initiatives.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 10.4% in 2017, 11.2% in 2016 and 10.9% in 2015. Marketing and selling expenses decreased 9% in 2017 from 2016. The decrease was primarily due to gains on pension and postretirement benefit mark-to-market adjustments in the current year compared to losses in the prior year (approximately 8 percentage points); increased benefits from cost savings initiatives (approximately 2 percentage points); and lower incentive compensation costs (approximately 1 percentage point), partially offset by higher selling expenses (approximately 1 percentage point) and inflation (approximately 1 percentage point).
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
Administrative Expenses
Administrative expenses as a percent of sales were 6.2% in 2017, 8.1% in 2016 and 7.4% in 2015. Administrative expenses decreased 24% in 2017 from 2016. The decrease was primarily due to gains on pension and postretirement benefit mark-to-market adjustments in the current year compared to losses in the prior year (approximately 19 percentage points); increased benefits from cost savings initiatives (approximately 3 percentage points); lower incentive compensation costs (approximately 3 percentage points); and lower costs related to the implementation of the new organizational structure and cost savings initiatives (approximately 2 percentage points), partially offset by inflation (approximately 2 percentage points) and investments in long-term innovation (approximately 1 percentage point).
Administrative expenses increased 7% in 2016 from 2015. The increase was primarily due to increased losses on pension and postretirement benefit mark-to-market adjustments (approximately 7 percentage points); higher costs related to the implementation of the new organizational structure and cost savings initiatives (approximately 4 percentage points); inflation (approximately 2 percentage points); and higher incentive compensation costs (approximately 1 percentage point), partially offset by benefits from cost savings initiatives (approximately 6 percentage points) and the impact of currency translation (approximately 1 percentage point).
Research and Development Expenses
Research and development expenses decreased $26 million, or 21%, in 2017 from 2016. The decrease was primarily due to gains on pension and postretirement benefit mark-to-market adjustments in the current year compared to losses in the prior year (approximately 25 percentage points); increased benefits from cost savings initiatives (approximately 2 percentage points); and lower incentive compensation costs (approximately 2 percentage points), partially offset by inflation and other factors (approximately 7 percentage points) and investments in long-term innovation (approximately 1 percentage point).
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
Other Expenses / (Income)
Other expenses in 2017 included non-cash impairment charges of $212 million on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit, and the Garden Fresh Gourmet reporting unit, which are part of the Campbell Fresh segment. The impairment charges were recorded as a result of an interim impairment assessment on the intangible assets of these reporting units in the second quarter. In addition, 2017 included $19 million of amortization of intangible assets.
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
See Note 5 to the Consolidated Financial Statements for additional information on the impairment charges.
Operating Earnings
Segment operating earnings increased 1% in 2017 from 2016 and increased 11% in 2016 from 2015.
An analysis of operating earnings by segment follows:

				% Change(2)
(Millions)	2017	2016	2015	2017/2016	2016/2015
Americas Simple Meals and Beverages	$1,120	$1,069	$948	5%	13%
Global Biscuits and Snacks	454	422	383	8	10
Campbell Fresh	(9)	60	61	n/m	(2)
	1,565	1,551	1,392	1%	11%
Corporate	(147)	(560)	(236)
Restructuring charges(1)	(18)	(31)	(102)
Earnings before interest and taxes	$1,400	$960	$1,054
__________________________________________

(1)	See Note 7 to the Consolidated Financial Statements for additional information on restructuring charges.

(2)	n/m - Not meaningful.
Operating earnings from Americas Simple Meals and Beverages increased 5% in 2017 versus 2016. The increase was primarily due to a higher gross profit percentage, benefiting from productivity improvements, and lower administrative expenses, partly offset by volume declines.
Operating earnings from Americas Simple Meals and Beverages increased 13% in 2016 versus 2015. The increase was primarily due to a higher gross profit percentage, benefiting from productivity improvements and increased net price realization, as well as lower marketing and selling expenses, partially offset by volume declines.
Operating earnings from Global Biscuits and Snacks increased 8% in 2017 versus 2016. The increase was primarily due to lower administrative expenses, lower marketing and selling expenses and the favorable impact of currency translation.

Operating earnings from Global Biscuits and Snacks increased 10% in 2016 versus 2015. The increase was primarily due to a higher gross profit percentage, volume gains, lower selling expenses and lower administrative expenses, partly offset by the negative impact of currency translation and higher advertising and consumer promotion expenses.
Operating earnings from Campbell Fresh decreased from $60 million in 2016 to a loss of $9 million in 2017. The decrease was primarily due to lower volume and unfavorable mix; higher carrot costs, which were partly associated with the adverse impact on crop yields of heavy rains in December and January of this fiscal year, as well as excess organic carrots; the cost impact of both lower beverage operating efficiencies and enhanced quality processes; and higher administrative expenses.
Operating earnings from Campbell Fresh decreased 2% in 2016 versus 2015. The decrease was primarily due to higher carrot costs, and the impact of the voluntary recall of Bolthouse Farms Protein PLUS drinks and the related production outages, partially offset by productivity improvements and lower administrative expenses.
Corporate in 2017 included a $178 million gain associated with pension and postretirement benefit mark-to-market adjustments, non-cash impairment charges of $212 million on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit and the Garden Fresh Gourmet reporting unit, and costs of $40 million related to the implementation of our new organizational structure and cost savings initiatives. Corporate in 2016 included a $313 million loss associated with pension and postretirement benefit mark-to-market adjustments, a non-cash impairment charge of $141 million on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit, costs of $47 million related to the implementation of our new organizational structure and cost savings initiatives, and a $25 million gain from a settlement of a claim related to the Kelsen acquisition. The remaining decrease in 2017 was primarily due to lower postretirement benefit costs as a result of amortization of prior service credit, partially offset by investments in long-term innovation.
Corporate in 2015 included a $138 million loss associated with pension and postretirement benefit mark-to-market adjustments and costs of $22 million related to the implementation of our new organizational structure and cost savings initiatives. The remaining increase in 2016 was primarily due to an increase in pension benefit cost, resulting from a reduction in expected return on assets partially offset by lower interest cost.
Interest Expense
Interest expense decreased to $112 million in 2017 from $115 million in 2016. In 2017, we recorded a $6 million reduction to interest expense related to premiums and fees received from the sale of intercompany notes receivable to a financial institution. Excluding the premium and fees, interest expense increased reflecting higher average interest rates on the debt portfolio, partially offset by lower average levels of debt.
Interest expense increased to $115 million in 2016 from $108 million in 2015, reflecting higher average interest rates on the debt portfolio, partially offset by lower average levels of debt.
Taxes on Earnings
The effective tax rate was 31.4% in 2017, 33.7% in 2016 and 29.8% in 2015.
The following items impacted the tax rate in 2017 and 2016:

•
In 2017, we recognized a tax benefit of $52 million primarily related to the sale of intercompany notes receivable to a financial institution, which resulted in the recognition of foreign exchange losses on the notes for tax purposes;

•
In 2017, we recognized tax expense of $62 million on $178 million of pension and postretirement benefit mark-to-market gains. In 2016, we recognized a tax benefit of $113 million on $313 million of pension and postretirement benefit mark-to-market losses;

•
In 2017, we recognized a $32 million tax benefit on the $212 million impairment charges on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit and the Garden Fresh Gourmet reporting unit. In 2016, we recognized a $14 million tax benefit on the $141 million impairment charge on the trademark and goodwill associated with the Bolthouse Farms carrot and carrot ingredients reporting unit;

•
In 2017, we recognized a $21 million tax benefit on $58 million of restructuring charges, implementation costs and other related costs. In 2016, we recognized a $29 million tax benefit on $78 million of restructuring charges, implementation costs and other related costs; and

•	In 2016, the $25 million gain from a settlement of a claim related to the Kelsen acquisition was not subject to tax.
In addition, in 2017 the effective rate was favorably impacted by the recognition of $6 million of excess tax benefits in connection with the adoption of new accounting guidance on stock-based compensation in the first quarter. See Note 2 to the Consolidated Financial Statements for additional information on the adoption of the new accounting guidance.
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
A summary of the restructuring charges we recorded and charges incurred in Administrative expenses and Cost of products sold related to the implementation of the new organizational structure and costs savings initiatives is as follows:

(Millions, except per share amounts)	2017	2016	2015
Restructuring charges	18	35	102
Administrative expenses	36	47	22
Cost of products sold	4	—	—
Total pre-tax charges	$58	$82	$124

Aggregate after-tax impact	$37	$52	$78
Per share impact	$.12	$.17	$.25
A summary of the pre-tax costs associated with the initiatives is as follows:

(Millions)	Recognized as of July 30, 2017
Severance pay and benefits	$135
Asset impairment/accelerated depreciation	12
Implementation costs and other related costs	117
Total	$264
The total estimated pre-tax costs for actions that have been identified are approximately $380 million to $420 million. This estimate will be updated as costs for the expanded initiatives are developed.
We expect the costs for actions that have been identified to date to consist of the following: approximately $135 million in severance pay and benefits; approximately $20 million in asset impairment and accelerated depreciation; and approximately $225 million to $265 million in implementation costs and other related costs.We expect these pre-tax costs to be associated with our segments as follows: Americas Simple Meals and Beverages - approximately 30%; Global Biscuits and Snacks - approximately 38%; Campbell Fresh - approximately 4%; and Corporate - approximately 28%.
Of the aggregate $380 million to $420 million of pre-tax costs identified to date, we expect approximately $350 million to $390 million will be cash expenditures. In addition, we expect to invest approximately $180 million in capital expenditures through 2019 primarily related to the construction of a network of distribution centers for our U.S. thermal plants and insourcing of manufacturing for certain simple meal products, of which we invested approximately $10 million as of July 30, 2017.
We expect to incur substantially all of the costs through 2019 and to fund the costs through cash flows from operations and short-term borrowings.

We expect the initiatives for actions that have been identified to date to generate pre-tax savings of $390 million in 2018, and once all phases are implemented, to generate annual ongoing savings of approximately $450 million beginning in 2020. The annual pre-tax savings generated by the initiatives were as follows:

(Millions)	2017	2016	2015
Total pre-tax savings	$325	$215	$85
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs incurred to date associated with segments is as follows:

(Millions)	2017	Costs Incurred to Date
Americas Simple Meals and Beverages	$21	$92
Global Biscuits and Snacks	12	78
Campbell Fresh	4	6
Corporate	21	88
Total	$58	$264
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
We generated cash flows from operations of $1.291 billion in 2017, compared to $1.491 billion in 2016. The decline in 2017 was primarily due to lapping significant reductions in working capital in the prior year, as well as lower cash earnings and lower receipts from hedging activities in the current year.
We generated cash flows from operations of $1.491 billion in 2016, compared to $1.206 billion in 2015. The increase in 2016 was primarily due to higher cash earnings and lower working capital requirements, primarily inventories.
Current assets are less than current liabilities as a result of our level of current maturities of long-term debt and short-term borrowings and our focus to lower core working capital requirements by reducing trade receivables and inventories while extending payment terms for accounts payables. We had negative working capital of $495 million as of July 30, 2017, and $647 million as of July 31, 2016. Debt maturing within one year was $1.037 billion as of July 30, 2017, and $1.219 billion as of July 31, 2016.
Capital expenditures were $338 million in 2017, $341 million in 2016 and $380 million in 2015. Capital expenditures are expected to total approximately $400 million in 2018. Capital expenditures in 2017 included projects to expand: Australian multi-pack biscuit capacity (approximately $15 million); beverage and salad dressing capacity at Bolthouse Farms (approximately $8 million); and capacity at Garden Fresh (approximately $3 million); as well as the continued enhancement of our corporate headquarters (approximately $11 million); replacement of a Pepperidge Farm refrigeration system (approximately $12 million); and a U.S. warehouse optimization project (approximately $10 million). Capital expenditures in 2016 included projects to expand: beverage and salad dressing capacity at Bolthouse Farms (approximately $22 million); biscuit capacity in Indonesia (approximately $11 million); warehouse capacity in North America (approximately $11 million); cracker capacity at Pepperidge Farm (approximately $9 million); and capacity in Malaysia (approximately $6 million); as well as the continued enhancement of our corporate headquarters (approximately $15 million) and the ongoing initiative to simplify the soup-making process in North America (also known as the soup common platform initiative) (approximately $5 million). Capital expenditures in 2015 included projects to expand: cracker capacity at Pepperidge Farm (approximately $36 million); beverage and salad dressing capacity at Bolthouse Farms (approximately $33 million); warehouse capacity at Bolthouse Farms (approximately $13 million); biscuit capacity in Indonesia (approximately $13 million); and aseptic broth capacity (approximately $6 million); as well as the ongoing soup common platform initiative in North America (approximately $30 million); and continued enhancement of our corporate headquarters (approximately $12 million).
On June 29, 2015, we completed the acquisition of the assets of Garden Fresh Gourmet. The purchase price was $232 million, and was funded through the issuance of commercial paper.
On July 6, 2017, we entered into an agreement to acquire Pacific Foods of Oregon, Inc. (Pacific Foods) for $700 million, subject to customary purchase price adjustments related to the amount of Pacific Foods' cash, debt, working capital and transaction expenses. We expect to fund the acquisition through debt. The closing of the transaction is subject to customary closing conditions and termination rights. The agreement provides that if we fail to close the transaction when all conditions to closing have been satisfied or if we are in breach of the agreement, we will be required to pay Pacific Foods a $50 million termination fee. On August 21, 2017, the estate of a former Pacific Foods shareholder, Edward C. Lynch, filed a lawsuit against Pacific Foods and certain of its directors, among others, seeking in excess of $250 million in damages. Because of the impediment that the lawsuit creates to closing, on September 27, 2017, we noticed Pacific Foods that it has 60 days under the terms of the agreement to resolve the issues arising from the suit if the transaction is to close. After the 60-day period, we may in our sole discretion extend the cure period or terminate the agreement. We do not believe a termination of the agreement under these circumstances will result in any termination fee payable by us. For additional information on this pending acquisition, see our Form 8-K filed with the U.S. Securities and Exchange Commission on July 6, 2017.
In June 2017, we sold intercompany notes to a financial institution, including an AUD $280 million, or $224 million, note with an interest rate of 4.88% that matures on September 18, 2018, and an AUD $190 million, or $152 million, note with an interest rate of 6.98% that matures on March 29, 2021, but is payable upon demand. Interest on both notes is due semi-annually on January 23 and July 23. The net proceeds were used for general corporate purposes.
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
Dividend payments were $420 million in 2017, $390 million in 2016 and $394 million in 2015. Annual dividends declared were $1.40 per share in 2017, and $1.248 per share in 2016 and 2015. The 2017 fourth quarter dividend was $.35 per share.
We repurchased approximately 8 million shares at a cost of $437 million in 2017, approximately 3 million shares at a cost of $143 million in 2016, and approximately 5 million shares at a cost of $244 million in 2015. See Note 16 to the Consolidated Financial Statements and "Market for Registrant's Capital Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities" for more information.
As of July 30, 2017, we had $1.037 billion of short-term borrowings due within one year, of which $874 million was comprised of commercial paper borrowings. As of July 30, 2017, we issued $48 million of standby letters of credit. We have a committed revolving credit facility totaling $1.85 billion that matures in December 2021. This U.S. facility remained unused at July 30, 2017, except for $1 million of standby letters of credit that we issued under it. The U.S. facility supports our commercial paper programs and other general corporate purposes. In July 2016, we entered into a Canadian committed revolving credit facility that matures in July 2019. As of July 30, 2017, the total commitment under the Canadian facility was CAD $170 million, or $137 million, and we had borrowings of CAD $162 million, or $130 million, at a rate of 2.09% under this facility. The Canadian facility supports general corporate purposes.
In July 2017, we filed a shelf registration statement with the Securities and Exchange Commission that registered an indeterminate amount of debt securities. Under the registration statement, we may issue debt securities from time to time, depending on market conditions.
We are in compliance with the covenants contained in our revolving credit facilities and debt securities.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
Contractual Obligations
The following table summarizes our obligations and commitments to make future payments under certain contractual obligations as of July 30, 2017. For additional information on debt, see Note 12 to the Consolidated Financial Statements. Operating leases are primarily entered into for warehouse and office facilities and certain equipment. Purchase commitments represent purchase orders and long-term purchase arrangements related to the procurement of ingredients, supplies, machinery, equipment and services. These commitments are not expected to have a material impact on liquidity. Other long-term liabilities primarily represent payments related to deferred compensation obligations. For additional information on other long-term liabilities, see Note 19 to the Consolidated Financial Statements.

	Contractual Payments Due by Fiscal Year
(Millions)	Total	2018	2019-2020	2021-2022	Thereafter
Debt obligations(1)	$3,548	$1,037	$655	$701	$1,155
Interest payments(2)	710	113	164	101	332
Derivative payments(3)	44	43	1	—	—
Purchase commitments	1,125	813	211	66	35
Operating leases	163	38	64	40	21
Other long-term payments(4)	145	—	58	32	55
Total long-term cash obligations	$5,735	$2,044	$1,153	$940	$1,598
_______________________________________

(1)	Excludes unamortized net discount/premium on debt issuances and debt issuance costs. For additional information on debt obligations, see Note 12 to the Consolidated Financial Statements.

(2)	Interest payments for short- and long-term borrowings are based on principal amounts and coupons or contractual rates at fiscal year end.

(3)	Represents payments of foreign exchange forward contracts, commodity contracts and forward starting interest rate swaps.

(4)
Represents other long-term liabilities, excluding unrecognized tax benefits, postretirement benefits and payments related to pension plans. For additional information on pension and postretirement benefits, see Note 10 to the Consolidated Financial Statements. For additional information on unrecognized tax benefits, see Note 11 to the Consolidated Financial Statements.

In July 2017, we entered into an agreement to acquire Pacific Foods for $700 million. For additional information on this pending acquisition, see our Form 8-K filed with the U.S. Securities and Exchange Commission on July 6, 2017, and Note 3 to the Consolidated Financial Statements.
Off-Balance Sheet Arrangements and Other Commitments
We guarantee approximately 2,000 bank loans to Pepperidge Farm independent contractor distributors by third-party financial institutions used to purchase distribution routes. The maximum potential amount of the future payments under existing guarantees we could be required to make is $204 million. Our guarantees are indirectly secured by the distribution routes. We do not believe that it is probable that we will be required to make material guarantee payments as a result of defaults on the bank loans guaranteed. See also Note 18 to the Consolidated Financial Statements for information on off-balance sheet arrangements.
INFLATION
We are exposed to the impact of inflation on our cost of products sold. We use a number of strategies to mitigate the effects of cost inflation including increasing prices, commodity hedging and pursuing cost productivity initiatives such as global procurement strategies and capital investments that improve the efficiency of operations.
MARKET RISK SENSITIVITY
The principal market risks to which we are exposed are changes in foreign currency exchange rates, interest rates and commodity prices. In addition, we are exposed to equity price changes related to certain deferred compensation obligations. We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. International operations, which accounted for 19% of 2017 net sales, are concentrated principally in Australia and Canada. We manage our foreign currency exposures by borrowing in various foreign currencies and utilizing cross-currency swaps and foreign exchange forward contracts. We enter into cross-currency swaps and foreign exchange forward contracts for periods consistent with related underlying exposures, and the contracts do not constitute positions independent of those exposures. We do not enter into derivative contracts for speculative purposes and do not use leveraged instruments.

We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, diesel fuel, soybean oil, natural gas, cocoa, aluminum, butter, corn, soybean meal and cheese, which impact the cost of raw materials.
The information below summarizes our market risks associated with debt obligations and other significant financial instruments as of July 30, 2017. Fair values included herein have been determined based on quoted market prices or pricing models using current market rates. The information presented below should be read in conjunction with Notes 12, 13 and 15 to the Consolidated Financial Statements.
The following table presents principal cash flows and related interest rates by fiscal year of maturity for debt obligations. Interest rates disclosed on variable-rate debt represent the weighted-average rates at July 30, 2017. Notional amounts and related interest rates of interest rate swaps are presented by fiscal year of maturity. For the swaps, variable rates are the weighted-average forward rates for the term of each contract.

	Expected Fiscal Year of Maturity							Fair Value of Liabilities
(Millions)	2018	2019	2020	2021	2022	Thereafter	Total
Debt(1)
Fixed rate(2)	$153	$524	$1	$700	$1	$1,155	$2,534	$2,620
Weighted-average interest rate	6.97%	4.66%	5.00%	5.57%	5.00%	3.17%	4.37%
Variable rate(3)	$884	$130	$—	$—	$—	$—	$1,014	$1,015
Weighted-average interest rate	1.34%	2.09%	—%	—%	—%	—%	1.44%
Interest Rate Swaps
Cash-flow swaps
Variable to fixed	$300	$—	$—	$—	$—	$—	$300	$22
Average pay rate	3.09%	—%	—%	—%	—%	—%	3.09%
Average receive rate	2.27%	—%	—%	—%	—%	—%	2.27%
_______________________________________

(1)	Expected maturities exclude unamortized net discount/premium on debt issuances and debt issuance costs.

(2)	Represents $2.150 billion of USD borrowings, $376 million equivalent of AUD borrowings and $8 million equivalent of borrowings in other currencies.

(3)	Represents $874 million of USD borrowings, $130 million equivalent of CAD borrowings and $10 million equivalent of borrowings in other currencies.
As of July 31, 2016, fixed-rate debt of approximately $2.56 billion with an average interest rate of 3.97% and variable-rate debt of approximately $991 million with an average interest rate of 1.02% were outstanding. As of July 31, 2016, forward starting interest rate swaps with a notional amount of $300 million were outstanding. The average rate to be received on these swaps was 1.47%, and the average rate to be paid was estimated to be 3.09% over the remaining life of the swaps.
We are exposed to foreign exchange risk related to our international operations, including non-functional currency intercompany debt and net investments in subsidiaries.
We did not have any cross-currency swap contracts outstanding as of July 30, 2017, or July 31, 2016.
We are also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries, including subsidiary debt. We utilize foreign exchange forward purchase and sale contracts to hedge these exposures. The following table summarizes the foreign exchange forward contracts outstanding and the related weighted-average contract exchange rates as of July 30, 2017.

(Millions)	Notional Value	Average Contractual Exchange Rate (currency paid/ currency received)
Foreign Exchange Forward Contracts
Receive USD/Pay AUD	$192	1.3292
Receive USD/Pay CAD	$150	1.3167
Receive AUD/Pay NZD	$35	1.0556
Receive DKK/Pay USD	$31	0.1482

We had an additional number of smaller contracts to purchase or sell various other currencies with a notional value of $12 million as of July 30, 2017. The aggregate fair value of all contracts was a loss of $18 million as of July 30, 2017. The total notional value of foreign exchange forward contracts outstanding was $266 million, and the aggregate fair value was a loss of $10 million as of July 31, 2016.
We enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations for commodities. The notional value of these contracts was $90 million, and the aggregate fair value of these contracts was a gain of $5 million as of July 30, 2017. The notional value of these contracts was $88 million, and the aggregate fair value of these contracts was a loss of $1 million as of July 31, 2016.
We enter into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of our capital stock, the total return of the Vanguard Institutional Index, and the total return of the Vanguard Total International Stock Index. Under these contracts, we pay variable interest rates and receive from the counterparty either: the total return on our capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index; or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index. The notional value of the contract that is linked to the total return on our capital stock was $9 million at July 30, 2017, and $15 million at July 31, 2016. The average forward interest rate applicable to this contract, which expires in April 2018, was 1.82% at July 30, 2017. The notional value of the contract that is linked to the return on the Standard & Poor's 500 Index was $26 million at July 30, 2017, and $22 million at July 31, 2016. The average forward interest rate applicable to this contract, which expires in March 2018, was 1.66% at July 30, 2017. The notional value of the contract that is linked to the total return of the iShares MSCI EAFE Index was $8 million at July 30, 2017, and $7 million at July 31, 2016. The average forward interest rate applicable to this contract, which expires in March 2018, was 1.41% at July 30, 2017. The fair value of these contracts was not material at July 30, 2017, and July 31, 2016.
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
Goodwill and intangible assets deemed to have indefinite lives are not amortized but rather are tested at least annually for impairment, or more often if events or changes in circumstances indicate that more likely than not the carrying amount of the asset may not be recoverable. Goodwill is tested for impairment at the reporting unit level. A reporting unit represents an operating segment or a component of an operating segment. Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We may elect not to perform the qualitative assessment for some or all reporting units and perform a quantitative impairment test. Fair value is determined based on discounted cash flow analyses. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired. In January 2017, the FASB issued revised guidance that simplifies the test for goodwill impairment, effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Under the revised guidance, if a reporting unit’s carrying value exceeds its fair value, an impairment charge will be recorded to reduce the reporting unit to fair value. Prior to the revised guidance, the amount of the impairment was the difference between the carrying value of the goodwill and the "implied" fair value, which was calculated as if the reporting unit had just been acquired and accounted for as a business combination.
Indefinite-lived intangible assets are tested for impairment by comparing the fair value of the asset to the carrying value. Fair value is determined based on discounted cash flow analyses that include significant management assumptions such as revenue growth rates, weighted average cost of capital, and assumed royalty rates. If the carrying value exceeds fair value, an impairment charge will be recorded to reduce the asset to fair value.
In the fourth quarter of 2015, as part of our annual review of intangible assets, we recognized an impairment charge of $6 million on minor trademarks used in the Global Biscuits and Snacks segment. The trademarks were determined to be impaired as a result of a decrease in the fair value of the brands, resulting from reduced expectations for future sales and discounted cash flows.
In the fourth quarter of 2016, as part of our annual review of intangible assets, we recognized an impairment charge of $106 million on goodwill and $35 million on a trademark within the Bolthouse Farms carrot and carrot ingredients reporting unit, which is included in the Campbell Fresh segment. In 2016, carrot performance primarily reflected the adverse impact of weather conditions on crop yields, and execution issues in response to those conditions, which led to customer dissatisfaction, a loss of business, and higher carrot costs in the second half of the year. The impairment was attributable to a decline in profitability in the second half of 2016 and a revised outlook for the business, with reduced expectations for sales, operating margins, and discounted cash flows.
During the second quarter of 2017, sales and operating profit performance for Bolthouse Farms carrot and carrot ingredients were well below our revised expectations due to difficulty with regaining market share lost during 2016 and higher carrot costs from the adverse impact of heavy rains on crop yields. During the quarter, we also lowered our forecast for sales and earnings for the reporting unit for the second half of 2017 based on revised market share recovery expectations and the continuing effect of unusual weather conditions on carrot costs. In addition, as part of a strategic review initiated by a new leadership team of Campbell Fresh during the second quarter, we decided to reduce emphasis on growing sales of carrot ingredients, which are a by-product of the manufacturing process, and to manage carrots sold at retail for modest sales growth consistent with the category while improving profitability. Accordingly, we reduced our expectations for recovery of retail carrot market share. As a consequence of current-year performance and the strategic review, we lowered our sales outlook for future fiscal years.We also lowered our average margin expectations due in part to cost volatility, which has been higher than expected. Based upon the business performance in the second quarter of 2017, our reduced near-term outlook, and reduced expectations for sales, operating margins and discounted cash flows, we performed an interim impairment assessment as of December 31, 2016, which resulted in a $127 million impairment charge on goodwill and $20 million on a trademark in the reporting unit. The updated cash flow projections include expectations that operating margins will improve from reduced levels in 2016 and 2017. We performed our annual review of intangible assets in the fourth quarter. Our long-term outlook for the business is consistent with the second quarter assessment. We will continue to monitor the performance of the business.
We acquired Garden Fresh Gourmet on June 29, 2015. During 2017, sales and operating profit performance for Garden Fresh Gourmet, which is a reporting unit within the Campbell Fresh segment, were well below expectations, and we lowered our outlook for the second half of 2017 due to customer losses and failure to meet product distribution goals. We expected to expand distribution of salsa beyond our concentration in the Midwest region, however this proved to be challenging as differentiated recipes are required to meet taste profiles in other parts of the country. In addition, as part of a strategic review initiated by a new leadership team of Campbell Fresh during the second quarter, we lowered our distribution and category growth expectations and, therefore, future sales outlook. Based upon the business performance in 2017, our reduced near-term outlook, and reduced expectations for sales, operating margins and discounted cash flows, we performed an interim impairment assessment as of December 31, 2016, which resulted in a $64 million impairment charge on goodwill and $1 million on a trademark in the reporting unit. The updated cash flow projections include expectations that we will build distribution in the U.S., operating margins will expand partly driven by the benefits from further integration, and sales growth rates will exceed the company's overall sales growth rates. We performed our annual review of intangible assets in the fourth quarter. Our long-term outlook for the business is consistent with the second quarter assessment. We will continue to monitor the performance of the business.
During the third quarter of 2017, we reduced our expectations for 2017 Bolthouse Farms refrigerated beverages and salad dressings sales performance, principally due to constrained production capacity related to the voluntary recall of Bolthouse Farms Protein PLUS drinks in the fourth quarter of 2016. Consistent with the strategic review conducted during the second quarter, we expect that the rate of future sales growth will be above the company's overall sales growth but from a lower base in 2017. We continue to focus on improving profitability by pursuing various supply chain initiatives. While we did not believe that an interim impairment assessment was required, we performed a sensitivity analysis for the Bolthouse Farms refrigerated beverages and salad dressings trademark and goodwill as of the third quarter. We concluded that the trademark and reporting unit had risk of decreasing coverage. We performed our annual review of intangible assets in the fourth quarter, which indicated the fair value of the reporting unit and the trademark exceeded the respective carrying values by less than 10%. The carrying value of the goodwill in the reporting unit was $384 million at July 30, 2017. The carrying value of the trademark related to the Bolthouse Farms refrigerated beverages and salad dressings reporting unit was $280 million at July 30, 2017. We will continue to monitor the performance of the business.
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
As of July 30, 2017, the carrying value of goodwill was $2.115 billion, of which $75 million related to the Bolthouse Farms carrot and carrot ingredients reporting unit and $52 million related to the Garden Fresh Gourmet reporting unit, each of which approximates fair value as a result of the impairment charges in 2017. Goodwill related to the Bolthouse Farms refrigerated beverages and salad dressings reporting unit was $384 million as of July 30, 2017. For the reporting units which comprised substantially all of the remaining goodwill, the estimated fair value of each reporting unit exceeded the carrying value by at least 30% as of the 2017 measurement. Excluding the Bolthouse Farms carrot and carrot ingredients reporting unit, the Bolthouse Farms refrigerated beverages and salad dressings reporting unit, and the Garden Fresh Gourmet reporting unit, holding all other assumptions used in the 2017 fair value measurement constant, a 1% increase in the weighted-average cost of capital assumption for our other reporting units would not result in any material impairment.
Holding all other assumptions used in the 2017 fair value measurement constant, changes in the assumptions below would reduce fair value of the three reporting units and result in impairment charges of approximately:

(Millions)	Bolthouse Farms Carrot and Carrot Ingredients	Bolthouse Farms Refrigerated Beverages and Salad Dressings	Garden Fresh Gourmet
1% increase in the weighted-average cost of capital	$(50)	$(110)	$(25)
1% reduction in revenue growth	$(25)	$(30)	$(10)
1% reduction in EBITDA* margin	$(40)	$(20)	$(5)
_________________________________________

*	Earnings before interest, taxes, depreciation and amortization.
If assumptions are not achieved or market conditions decline, potential additional impairment charges could result.
As of July 30, 2017, the carrying value of indefinite-lived trademarks was $912 million, of which $48 million related to the Bolthouse Farms carrot and carrot ingredients reporting unit, $280 million related to the Bolthouse Farms refrigerated beverages and salad dressings reporting unit, and $37 million related to the Garden Fresh Gourmet reporting unit. Holding all other assumptions used in the 2017 fair value measurement constant, changes in the weighted-average cost of capital assumption would reduce fair value of the trademarks and result in impairment charges of approximately:

(Millions)	Bolthouse Farms Carrot and Carrot Ingredients	Bolthouse Farms Refrigerated Beverages and Salad Dressings	Garden Fresh Gourmet
1% increase in the weighted-average cost of capital	$(5)	$(30)	$(5)
Holding all other assumptions used in the 2017 fair value measurement constant, a 1% reduction in the revenue growth assumption would not result in any material impairment on these trademarks.
The carrying value of the Pace trademark was $292 million as of July 30, 2017, and the estimated fair value exceeded the carrying value by less than 10%. Holding all other assumptions used in the 2017 fair value measurement of the Pace trademark constant, a 1% increase in the weighted-average cost of capital assumption would result in an impairment charge of approximately $30 million, and a 1% reduction in the revenue growth assumption would result in an impairment charge of approximately $10 million.
For all of our other trademarks, holding all other assumptions used in the 2017 fair value measurement constant, neither a 1% increase in the weighted-average cost of capital assumption nor a 1% reduction in the revenue growth assumption would result in any material impairment.
If assumptions are not achieved or market conditions decline, potential additional impairment charges could result.
See also Note 5 to the Consolidated Financial Statements for additional information on goodwill and intangible assets.

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
The discount rate is established as of our fiscal year-end measurement date. In establishing the discount rate, we review published market indices of high-quality debt securities, adjusted as appropriate for duration. In addition, independent actuaries apply high-quality bond yield curves to the expected benefit payments of the plans. Beginning in 2018, we will change the method we use to estimate the service and interest cost components of the net periodic benefit expense. We will use a full yield curve approach to estimate service cost and interest cost by applying the specific spot rates along the yield curve used to determine the benefit obligation of the relevant projected cash flows. Previously, we estimated service cost and interest cost using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We are making this change to provide a more precise measurement of service cost and interest cost by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. This change will not affect the measurement of our benefit obligations. We will account for this change prospectively in 2018 as a change in accounting estimate.
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
Net periodic pension and postretirement expense (income) was $(258) million in 2017, $317 million in 2016 and $125 million in 2015.
Significant weighted-average assumptions as of the end of the year were as follows:

	2017	2016	2015
Pension
Discount rate for benefit obligations	3.74%	3.39%	4.19%
Expected return on plan assets	6.84%	7.09%	7.35%
Postretirement
Discount rate for obligations	3.45%	3.20%	4.00%
Initial health care trend rate	7.25%	7.25%	7.75%
Ultimate health care trend rate	4.50%	4.50%	4.50%
Estimated sensitivities to annual net periodic pension cost are as follows: a 50-basis-point decline in the discount rate would decrease expense by approximately $7 million and would result in an immediate loss recognition of approximately $135 million. A 50-basis-point reduction in the estimated return on assets assumption would increase expense by approximately $11 million. A one-percentage-point increase in assumed health care costs would have no impact on postretirement service and interest cost and would result in an immediate loss recognition of $3 million.
No contributions were made to U.S. pension plans in 2017, 2016 and 2015. Contributions to non-U.S. plans were $5 million in 2017, $2 million in 2016 and $5 million in 2015. We do not expect to contribute to the U.S. pension plans in 2018. Contributions to non-U.S. plans are expected to be approximately $5 million in 2018.
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
See also Notes 1 and 11 to the Consolidated Financial Statements for further discussion on income taxes.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the Consolidated Financial Statements for information on recent accounting pronouncements.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
This Report contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current expectations regarding our future results of operations, economic performance, financial condition and achievements. These forward-looking statements can be identified by words such as "anticipate," "believe," "estimate," "expect," "will," "goal," and similar expressions. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements reflect our current plans and expectations and are based on information currently available to us. They rely on several assumptions regarding future events and estimates which could be inaccurate and which are inherently subject to risks and uncertainties.
We wish to caution the reader that the following important factors and those important factors described in Part 1, Item 1A and elsewhere in this Report, or in our other Securities and Exchange Commission filings, could affect our actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, us:

•	changes in consumer demand for our products and favorable perception of our brands;

•	the risks associated with trade and consumer acceptance of product improvements, shelving initiatives, new products and pricing and promotional strategies;

•	the impact of strong competitive response to our efforts to leverage our brand power with product innovation, promotional programs and new advertising;

•	changing inventory management practices by certain of our key customers;

•	a changing customer landscape, with value and e-commerce retailers expanding their market presence, while certain of our key customers continue to increase their significance to our business;

•	our ability to realize projected cost savings and benefits from our efficiency and/or restructuring initiatives;

•	our ability to manage changes to our organizational structure and/or business processes, including our selling, distribution, manufacturing and information management systems or processes;

•	product quality and safety issues, including recalls and product liabilities;

•	the ability to complete and to realize the projected benefits of acquisitions, divestitures and other business portfolio changes;

•	disruptions to our supply chain, including fluctuations in the supply of and inflation in energy and raw and packaging materials cost;

•	the uncertainties of litigation and regulatory actions against us;

•
the possible disruption to the independent contractor distribution models used by certain of our businesses, including as a result of litigation or regulatory actions affecting their independent contractor classification;

•	the impact of non-U.S. operations, including export and import restrictions, public corruption and compliance with foreign laws and regulations;

•	impairment to goodwill or other intangible assets;

•	our ability to protect our intellectual property rights;

•	increased liabilities and costs related to our defined benefit pension plans;

•	a material failure in or breach of our information technology systems;

•	our ability to attract and retain key talent;

•	changes in currency exchange rates, tax rates, interest rates, debt and equity markets, inflation rates, economic conditions, law, regulation and other external factors; and

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
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
The information presented in the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Sensitivity" is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(millions, except per share amounts)

	2017	2016	2015
Net sales	$7,890	$7,961	$8,082
Costs and expenses
Cost of products sold	4,831	5,181	5,300
Marketing and selling expenses	817	893	884
Administrative expenses	488	641	601
Research and development expenses	98	124	117
Other expenses / (income)	238	131	24
Restructuring charges	18	31	102
Total costs and expenses	6,490	7,001	7,028
Earnings before interest and taxes	1,400	960	1,054
Interest expense	112	115	108
Interest income	5	4	3
Earnings before taxes	1,293	849	949
Taxes on earnings	406	286	283
Net earnings	887	563	666
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—
Net earnings attributable to Campbell Soup Company	$887	$563	$666
Per Share — Basic
Net earnings attributable to Campbell Soup Company	$2.91	$1.82	$2.13
Weighted average shares outstanding — basic	305	309	312
Per Share — Assuming Dilution
Net earnings attributable to Campbell Soup Company	$2.89	$1.81	$2.13
Weighted average shares outstanding — assuming dilution	307	311	313
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(millions)

	2017			2016			2015
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$887			$563			$666
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$40	$—	40	$45	$—	45	$(312)	$1	(311)
Cash-flow hedges:
Unrealized gains (losses) arising during period	19	(7)	12	(45)	16	(29)	(5)	3	(2)
Reclassification adjustment for (gains) losses included in net earnings	11	(4)	7	(9)	2	(7)	(1)	1	—
Pension and other postretirement benefits:
Prior service credit arising during the period	12	(4)	8	93	(34)	59	—	—	—
Reclassification of prior service credit included in net earnings	(25)	9	(16)	(1)	—	(1)	(2)	1	(1)
Other comprehensive income (loss)	$57	$(6)	51	$83	$(16)	67	$(320)	$6	(314)
Total comprehensive income (loss)			$938			$630			$352
Total comprehensive income (loss) attributable to noncontrolling interests			—			3			(1)
Total comprehensive income (loss) attributable to Campbell Soup Company			$938			$627			$353
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(millions, except per share amounts)

	July 30, 2017	July 31, 2016
Current assets
Cash and cash equivalents	$319	$296
Accounts receivable, net	605	626
Inventories	902	940
Other current assets	74	46
Total current assets	1,900	1,908
Plant assets, net of depreciation	2,454	2,407
Goodwill	2,115	2,263
Other intangible assets, net of amortization	1,118	1,152
Other assets ($51 as of 2017 and $34 as of 2016 attributable to variable interest entity)	139	107
Total assets	$7,726	$7,837
Current liabilities
Short-term borrowings	$1,037	$1,219
Payable to suppliers and others	666	610
Accrued liabilities	561	604
Dividends payable	111	100
Accrued income taxes	20	22
Total current liabilities	2,395	2,555
Long-term debt	2,499	2,314
Deferred taxes	490	396
Other liabilities	697	1,039
Total liabilities	6,081	6,304
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	359	354
Earnings retained in the business	2,385	1,927
Capital stock in treasury, at cost	(1,066)	(664)
Accumulated other comprehensive loss	(53)	(104)
Total Campbell Soup Company shareholders' equity	1,637	1,525
Noncontrolling interests	8	8
Total equity	1,645	1,533
Total liabilities and equity	$7,726	$7,837
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(millions)

	2017	2016	2015
Cash flows from operating activities:
Net earnings	$887	$563	$666
Adjustments to reconcile net earnings to operating cash flow
Impairment charges	212	141	6
Restructuring charges	18	31	102
Stock-based compensation	60	64	57
Pension and postretirement benefit expense (income)	(258)	317	118
Depreciation and amortization	318	308	303
Deferred income taxes	93	(30)	(49)
Other, net	18	6	15
Changes in working capital, net of acquisitions
Accounts receivable	28	24	12
Inventories	46	59	(18)
Prepaid assets	(27)	9	10
Accounts payable and accrued liabilities	(48)	15	30
Pension fund contributions	(5)	(2)	(5)
Net receipts from hedging activities	2	44	11
Other	(53)	(58)	(52)
Net cash provided by operating activities	1,291	1,491	1,206
Cash flows from investing activities:
Purchases of plant assets	(338)	(341)	(380)
Sales of plant assets	—	5	15
Business acquired, net of cash acquired	—	—	(232)
Other, net	(30)	(18)	(6)
Net cash used in investing activities	(368)	(354)	(603)
Cash flows from financing activities:
Net short-term borrowings (repayments)	245	(762)	100
Long-term borrowings	211	215	300
Long-term repayments	(90)	—	—
Repayments of notes payable	(400)	—	(309)
Dividends paid	(420)	(390)	(394)
Treasury stock purchases	(437)	(143)	(244)
Treasury stock issuances	2	2	9
Contributions from noncontrolling interest	—	—	9
Payments related to tax withholding for stock-based compensation	(22)	(21)	(18)
Other, net	—	—	(3)
Net cash used in financing activities	(911)	(1,099)	(550)
Effect of exchange rate changes on cash	11	5	(32)
Net change in cash and cash equivalents	23	43	21
Cash and cash equivalents — beginning of period	296	253	232
Cash and cash equivalents — end of period	$319	$296	$253
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at August 3, 2014	323	$12	(10)	$(356)	$330	$1,483	$145	$(12)	$1,602
Contribution from noncontrolling interest								9	9
Net earnings (loss)						666		—	666
Other comprehensive income (loss)							(313)	(1)	(314)
Dividends ($1.248 per share)						(395)			(395)
Treasury stock purchased			(5)	(244)					(244)
Treasury stock issued under management incentive and stock option plans			2	44	9				53
Balance at August 2, 2015	323	12	(13)	(556)	339	1,754	(168)	(4)	1,377
Contribution from noncontrolling interest								9	9
Net earnings (loss)						563		—	563
Other comprehensive income (loss)							64	3	67
Dividends ($1.248 per share)						(390)			(390)
Treasury stock purchased			(3)	(143)					(143)
Treasury stock issued under management incentive and stock option plans			1	35	15				50
Balance at July 31, 2016	323	12	(15)	(664)	354	1,927	(104)	8	1,533
Net earnings (loss)						887		—	887
Other comprehensive income (loss)							51	—	51
Dividends ($1.40 per share)						(429)			(429)
Treasury stock purchased			(8)	(437)					(437)
Treasury stock issued under management incentive and stock option plans			1	35	5				40
Balance at July 30, 2017	323	$12	(22)	$(1,066)	$359	$2,385	$(53)	$8	$1,645
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(currency in millions, except per share amounts)

1.	Summary of Significant Accounting Policies
In this Report, unless otherwise stated, the terms "we," "us," "our" and the "company" refer to Campbell Soup Company and its consolidated subsidiaries.
We are a manufacturer and marketer of high-quality, branded food and beverage products.
Basis of Presentation — The consolidated financial statements include our accounts and entities in which we maintain a controlling financial interest and a variable interest entity (VIE) for which we are the primary beneficiary. Intercompany transactions are eliminated in consolidation. Certain amounts in prior-year financial statements were reclassified to conform to the current-year presentation. See Note 2. Our fiscal year ends on the Sunday nearest July 31. There were 52 weeks in 2017, 2016, and 2015.
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
Inventories — All inventories are valued at the lower of average cost or net realizable value.
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
Goodwill and Intangible Assets — Goodwill and intangible assets deemed to have indefinite lives are not amortized but rather are tested at least annually for impairment, or when circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment. Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We may elect not to perform the qualitative assessment for some or all reporting units and perform a quantitative impairment test. Fair value is determined based on discounted cash flow analyses. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired. In January 2017, the Financial Accounting Standards Board (FASB) issued revised guidance that simplifies the test for goodwill impairment, effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Under the revised guidance, if a reporting unit’s carrying value exceeds its fair value, an impairment charge will be recorded to reduce the reporting unit to fair value. Prior to the revised guidance, the amount of the impairment was the difference between the carrying value of the goodwill and the "implied" fair value, which was calculated as if the reporting unit had just been acquired and accounted for as a business combination.
Indefinite-lived intangible assets are tested for impairment by comparing the fair value of the asset to the carrying value. Fair value is determined based on discounted cash flow analyses that include significant management assumptions such as revenue growth rates, weighted average cost of capital, and assumed royalty rates. If the carrying value exceeds fair value, an impairment charge will be recorded to reduce the asset to fair value.
See Note 5 for information on intangible assets and impairment charges.
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
In May 2014, the FASB issued revised guidance on the recognition of revenue from contracts with customers. The guidance is designed to create greater comparability for financial statement users across industries and jurisdictions. The guidance also requires enhanced disclosures. The guidance was originally effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In July 2015, the FASB decided to delay the effective date of the new revenue guidance by one year to fiscal years, and interim periods within those years, beginning after December 15, 2017. Entities will be permitted to adopt the new revenue standard early, but not before the original effective date. The guidance permits the use of either a full retrospective or modified retrospective transition method. We are currently performing a diagnostic review of our arrangements with customers across our significant businesses, including our practices of offering rebates, refunds, discounts and other price allowances, and trade and consumer promotion programs. We are evaluating our methods of estimating the amount and timing of these various forms of variable consideration. We are continuing to evaluate the impact that the new guidance will have on our consolidated financial statements, as well as which transition method we will use. We will adopt the new guidance in 2019.
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
In March 2016, the FASB issued guidance that amends accounting for share-based payments, including the accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. We adopted the guidance in 2017. In accordance with the prospective adoption of the recognition of excess tax benefits and deficiencies in the Consolidated Statements of Earnings, we recognized a $6 tax benefit in Taxes on earnings in 2017. We elected to continue to estimate forfeitures expected to occur. In addition, we elected to adopt retrospectively the amendment to present excess tax benefits on share-based compensation as an operating activity, which resulted in a reclassification of $7 and $6 from Net cash used in financing activities to Net cash provided by operating activities in the Consolidated Statements of Cash Flows for 2016, and 2015, respectively. We also adopted retrospectively the amendment to present cash payments to tax authorities in connection with shares withheld to meet statutory tax withholding requirements as a financing activity. As a result, there was a reclassification of $21 and $18 from Net cash provided by operating activities to Net cash used in financing activities in the Consolidated Statements of Cash Flows for 2016, and 2015, respectively.
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
In January 2017, the FASB issued guidance that simplifies the test for goodwill impairment. Under the revised guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge to reduce the reporting unit to fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The revised guidance eliminates the current requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure the goodwill impairment. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted. We elected to early adopt the guidance in the fourth quarter 2017. The adoption did not have an impact on our consolidated financial statements.
In March 2017, the FASB issued guidance that improves the presentation of net periodic pension cost and net periodic postretirement benefit cost. Under the revised guidance, the service cost component of benefit cost is classified in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost (such as interest expense, return on assets, amortization of prior service credit, actuarial gains and losses, settlements and curtailments) are required to be presented in the income statement separately from the service cost component. The guidance also allows only the service cost component to be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory). The guidance should be applied retrospectively for the presentation of the service cost component and the other components of benefit cost in the income statement, and applied prospectively on and after the effective date for the capitalization of the service cost component. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. We plan to adopt the new guidance in the first quarter of 2018. If net periodic benefit cost was presented in accordance with the new guidance, the estimated impact on classification of expense is as follows:

Increase / (decrease) in expense	2017	2016	2015
Cost of products sold	$134	$(148)	$(42)
Marketing and selling expenses	$38	$(41)	$(12)
Administrative expenses	$62	$(66)	$(21)
Research and development expenses	$13	$(19)	$(8)
Other expenses / (income)	$(247)	$274	$83
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
In August 2017, the FASB issued guidance that amends hedge accounting. Under the new guidance, more hedging strategies will be eligible for hedge accounting and the application of hedge accounting is simplified. The new guidance amends presentation and disclosure requirements, and how effectiveness is assessed. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

3.	Acquisitions
On July 6, 2017, we entered into an agreement to acquire Pacific Foods of Oregon, Inc. (Pacific Foods) for $700, subject to customary purchase price adjustments related to the amount of Pacific Foods' cash, debt, working capital and transaction expenses. The closing of the transaction is subject to customary closing conditions and termination rights. The agreement provides that if we fail to close the transaction when all conditions to closing have been satisfied or if we are in breach of the agreement, we will be required to pay Pacific Foods a $50 termination fee. On August 21, 2017, the estate of a former Pacific Foods shareholder, Edward C. Lynch, filed a lawsuit against Pacific Foods and certain of its directors, among others, seeking in excess of $250 in damages. Because of the impediment that the lawsuit creates to closing, on September 27, 2017, we noticed Pacific Foods that it has 60 days under the terms of the agreement to resolve the issues arising from the suit if the transaction is to close. After the 60-day period, we may in our sole discretion extend the cure period or terminate the agreement. We do not believe a termination of the agreement under these circumstances will result in any termination fee payable by us.
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
The following unaudited summary information is presented on a consolidated pro forma basis as if the Garden Fresh Gourmet acquisition had occurred on July 29, 2013:

2015
Net sales	$8,174
Net earnings attributable to Campbell Soup Company	$668
Net earnings per share attributable to Campbell Soup Company - assuming dilution	$2.13
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

4.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

	Foreign Currency Translation Adjustments(1)	Gains (Losses) on Cash Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at August 3, 2014	$144	$(3)	$4	$145
Other comprehensive income (loss) before reclassifications	(310)	(2)	—	(312)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(1)	(1)
Net current-period other comprehensive income (loss)	(310)	(2)	(1)	(313)
Balance at August 2, 2015	$(166)	$(5)	$3	$(168)
Other comprehensive income (loss) before reclassifications	42	(29)	59	72
Amounts reclassified from accumulated other comprehensive income (loss)	—	(7)	(1)	(8)
Net current-period other comprehensive income (loss)	42	(36)	58	64
Balance at July 31, 2016	$(124)	$(41)	$61	$(104)
Other comprehensive income (loss) before reclassifications	40	12	8	60
Amounts reclassified from accumulated other comprehensive income (loss)	—	7	(16)	(9)
Net current-period other comprehensive income (loss)	40	19	(8)	51
Balance at July 30, 2017	$(84)	$(22)	$53	$(53)
_____________________________________

(1)	Included a tax expense of $6 as of July 30, 2017, July 31, 2016, and August 2, 2015, and $7 as of August 3, 2014.

(2)	Included a tax benefit of $12 as of July 30, 2017, $23 as of July 31, 2016, $5 as of August 2, 2015, and $1 as of August 3, 2014.

(3)	Included a tax expense of $30 as of July 30, 2017, $35 as of July 31, 2016, $1 as of August 2, 2015, and $2 as of August 3, 2014.
Amounts related to noncontrolling interests were not material.
The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other Comprehensive Income (Loss) Components	2017	2016	2015	Location of (Gain) Loss Recognized in Earnings
(Gains) losses on cash flow hedges:
Foreign exchange forward contracts	$6	$(11)	$(4)	Cost of products sold
Foreign exchange forward contracts	1	(2)	(1)	Other expenses / (income)
Forward starting interest rate swaps	4	4	4	Interest expense
Total before tax	11	(9)	(1)
Tax expense (benefit)	(4)	2	1
(Gain) loss, net of tax	$7	$(7)	$—

Pension and postretirement benefit adjustments:
Prior service credit	$(25)	$(1)	$(2)	(1)
Tax expense (benefit)	9	—	1
(Gain) loss, net of tax	$(16)	$(1)	$(1)
_____________________________________

(1)	This is included in the components of net periodic benefit costs (see Note 10 for additional details).

5.	Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill by business segment:

	Americas Simple Meals and Beverages	Global Biscuits and Snacks	Campbell Fresh	Total
Balance at August 2, 2015	$775	$732	$837	$2,344
Impairment charges	—	—	(106)	(106)
Foreign currency translation adjustment	—	25	—	25
Net balance at July 31, 2016(1)	$775	$757	$731	$2,263
Impairment charges	—	—	(191)	(191)
Foreign currency translation adjustment	5	38	—	43
Net balance at July 30, 2017(1)	$780	$795	$540	$2,115
_____________________________________

(1)	The balance of goodwill is reflected net of accumulated impairment charges of $297 as of July 30, 2017 and $106 as of July 31, 2016, respectively.
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
During the second quarter of 2017, sales and operating profit performance for the Bolthouse Farms carrot and carrot ingredients reporting unit were well below our revised expectations due to difficulty with regaining market share lost during 2016 and higher carrot costs from the adverse impact of heavy rains on crop yields. During the quarter, we also lowered our forecast for sales and earnings for the reporting unit for the second half of 2017 based on revised market share recovery expectations and the continuing effect of unusual weather conditions on carrot costs. In addition, as part of a strategic review initiated by a new leadership team of Campbell Fresh during the second quarter, we decided to reduce emphasis on growing sales of carrot ingredients, which are a by-product of the manufacturing process, and to manage carrots sold at retail for modest sales growth consistent with the category while improving profitability. Accordingly, we reduced our expectations for recovery of retail carrot market share. As a consequence of current-year performance and the strategic review, we lowered our sales outlook for future fiscal years. We also lowered our average margin expectations due in part to cost volatility, which has been higher than expected. Based upon the business performance in the second quarter of 2017, our reduced near-term outlook, and reduced expectations for sales, operating margins and discounted cash flows, we performed an interim goodwill impairment assessment as of December 31, 2016, which resulted in a $127 impairment charge to reduce the carrying amount to $75. The updated cash flow projections include expectations that operating margins will improve from reduced levels in 2016 and 2017.
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

Intangible Assets
The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

Intangible Assets	2017	2016
Amortizable intangible assets
Customer relationships	$223	$222
Technology	40	40
Other	35	35
Total gross amortizable intangible assets	$298	$297
Accumulated amortization	(92)	(72)
Total net amortizable intangible assets	$206	$225
Non-amortizable intangible assets
Trademarks	912	927
Total net intangible assets	$1,118	$1,152
Non-amortizable intangible assets consist of trademarks, which include Bolthouse Farms, Pace, Plum, Kjeldsens, Garden Fresh Gourmet and Royal Dansk. Other amortizable intangible assets consist of recipes, patents, trademarks and distributor relationships.
Amortization of intangible assets was $19 for 2017, $20 for 2016 and $17 for 2015. Amortization expense for the next 5 years is estimated to be $16 in 2018 and 2019, and $15 in 2020 through 2022. Asset useful lives range from 5 to 20 years.
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
Due to the factors previously described, we also performed an interim impairment assessment as of December 31, 2016, on the trademark in the Garden Fresh Gourmet reporting unit, which resulted in a $1 impairment charge to reduce the carrying amount to $37.
As part of our annual review of intangible assets, an impairment charge of $6 was recognized in the fourth quarter of 2015 related to minor trademarks used in the Global Biscuits and Snacks segment. The trademarks were determined to be impaired as a result of a decrease in the fair value of the brands, resulting from reduced expectations for future sales and discontinued cash flows.
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

6.	Business and Geographic Segment Information
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

Beginning in 2018, the business in Latin America will be managed as part of the Global Biscuits and Snacks segment.

We evaluate segment performance before interest, taxes and costs associated with restructuring activities. Unrealized gains and losses on commodity hedging activities are excluded from segment operating earnings and are recorded in Corporate as these open positions represent hedges of future purchases. Upon closing of the contracts, the realized gain or loss is transferred to segment operating earnings, which allows the segments to reflect the economic effects of the hedge without exposure to quarterly volatility of unrealized gains and losses. Only the service cost component of pension and postretirement expense is allocated to segments. All other components of expense, including interest cost, expected return on assets, amortization of prior service credits and recognized actuarial gains and losses are reflected in Corporate and not included in segment operating results. Asset information by segment is not discretely maintained for internal reporting or used in evaluating performance. Therefore, only geographic segment asset information is provided.
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 20% of consolidated net sales in 2017, 2016 and 2015. All of our reportable segments sold products to Wal-Mart Stores, Inc. or its affiliates.

	2017	2016	2015
Net sales
Americas Simple Meals and Beverages	$4,325	$4,380	$4,483
Global Biscuits and Snacks	2,598	2,564	2,631
Campbell Fresh	967	1,017	968
Total	$7,890	$7,961	$8,082

	2017	2016	2015
Earnings before interest and taxes
Americas Simple Meals and Beverages	$1,120	$1,069	$948
Global Biscuits and Snacks	454	422	383
Campbell Fresh	(9)	60	61
Corporate(1)	(147)	(560)	(236)
Restructuring charges(2)	(18)	(31)	(102)
Total	$1,400	$960	$1,054

	2017	2016	2015
Depreciation and amortization
Americas Simple Meals and Beverages	$118	$117	$123
Global Biscuits and Snacks	98	96	94
Campbell Fresh	83	77	70
Corporate(3)	19	18	16
Total	$318	$308	$303

	2017	2016	2015
Capital expenditures
Americas Simple Meals and Beverages	$117	$105	$137
Global Biscuits and Snacks	127	122	137
Campbell Fresh	47	74	82
Corporate(3)	47	40	24
Total	$338	$341	$380
_______________________________________

(1)
Represents unallocated items. Pension and postretirement benefit mark-to-market adjustments are included in Corporate. There were gains of $178 in 2017, and losses of $313 and $138 in 2016 and 2015, respectively. Costs related to the implementation of our new organizational structure and cost savings initiatives were $40, $47 and $22 in 2017, 2016 and 2015, respectively. Impairment charges of $212 on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit and the Garden Fresh Gourmet reporting unit were included in 2017 and an impairment charge of $141 on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit was included in 2016. See Note 5 for information on the impairment charges. A gain of $25 from a settlement of a claim related to the Kelsen acquisition was also included in 2016.

(2)	See Note 7 for additional information.

(3)	Represents primarily corporate offices.
Our global net sales based on product categories are as follows:

	2017	2016	2015
Net sales
Soup	$2,673	$2,690	$2,798
Baked snacks	2,511	2,479	2,502
Other simple meals	1,698	1,702	1,648
Beverages	1,008	1,090	1,134
Total	$7,890	$7,961	$8,082
Soup includes various soup, broths and stock products. Baked Snacks include cookies, crackers, biscuits and other baked products. Other simple meals include sauces, carrot products, refrigerated salad dressings, refrigerated salsa, hummus, dips and Plum foods and snacks.
Geographic Area Information
Information about operations in different geographic areas is as follows:

	2017	2016	2015
Net sales
United States	$6,357	$6,437	$6,400
Australia	610	590	646
Other countries	923	934	1,036
Total	$7,890	$7,961	$8,082

	2017	2016	2015
Long-lived assets
United States	$1,987	$1,967	$1,942
Australia	265	242	232
Other countries	202	198	173
Total	$2,454	$2,407	$2,347

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

A summary of the restructuring charges we recorded and charges incurred in Administrative expenses and Cost of products sold related to the implementation of the new organizational structure and costs savings initiatives is as follows:

	2017	2016	2015
Restructuring charges	$18	$35	$102
Administrative expenses	36	47	22
Cost of products sold	4	—	—
Total pre-tax charges	$58	$82	$124
A summary of the pre-tax costs associated with the initiatives is as follows:

Recognized as of July 30, 2017
Severance pay and benefits	$135
Asset impairment/accelerated depreciation	12
Implementation costs and other related costs	117
Total	$264
The total estimated pre-tax costs for actions that have been identified are approximately $380 to $420. We expect to incur substantially all of the costs through 2019. This estimate will be updated as costs for the expanded initiatives are developed.
We expect the costs for actions that have been identified to date to consist of the following: approximately $135 in severance pay and benefits; approximately $20 in asset impairment and accelerated depreciation; and approximately $225 to $265 in implementation costs and other related costs.We expect these pre-tax costs to be associated with our segments as follows: Americas Simple Meals and Beverages - approximately 30%; Global Biscuits and Snacks - approximately 38%; Campbell Fresh - approximately 4%; and Corporate - approximately 28%.
Of the aggregate $380 to $420 of pre-tax costs identified to date, we expect approximately $350 to $390 will be cash expenditures. In addition, we expect to invest approximately $180 in capital expenditures through 2019 primarily related to the construction of a network of distribution centers for our U.S. thermal plants and insourcing of manufacturing for certain simple meal products, of which we invested approximately $10 as of July 30, 2017.
A summary of the restructuring activity and related reserves associated with the initiatives at July 30, 2017, is as follows:

	Severance Pay and Benefits	Other Restructuring Costs	Non-Cash Benefits(4)	Implementation Costs and Other Related Costs(5)	Asset Impairment/Accelerated Depreciation	Total Charges
Accrued balance at August 3, 2014	$—	$—
2015 charges	87	8	7	22	—	$124
2015 cash payments	(1)	—
Foreign currency translation adjustment	(1)	—
Accrued balance at August 2, 2015(1)	$85	$8
2016 charges	34	1	—	47	—	$82
2016 cash payments	(46)	(9)
Accrued balance at July 31, 2016(2)	$73	$—
2017 charges	7	—	—	39	12	$58
2017 cash payments	(54)	—
Accrued balance at July 30, 2017(3)	$26	$—
_______________________________________

(1)	Includes $45 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.

(2)	Includes $17 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.

(3)	Includes $2 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.

(4)	Represents postretirement and pension curtailment costs. See Note 10.

(5)
Includes other costs recognized as incurred that are not reflected in the restructuring reserve in the Consolidated Balance Sheet. The costs are included in Administrative expenses and Cost of products sold in the Consolidated Statements of Earnings.

Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

	2017	Costs Incurred to Date
Americas Simple Meals and Beverages	$21	$92
Global Biscuits and Snacks	12	78
Campbell Fresh	4	6
Corporate	21	88
Total	$58	$264
2014 Initiatives
In 2014, we implemented initiatives to reduce overhead across the organization, restructure manufacturing and streamline operations for our soup and broth business in China and improve supply chain efficiency in Australia.
In 2016, we recorded a reduction to restructuring charges of $4 related to the 2014 initiatives. As of July 31, 2016, we incurred substantially all of the costs related to the 2014 initiatives. A summary of the pre-tax costs associated with the 2014 initiatives is as follows:

	Total Program(1)	Change in Estimate	Recognized as of July 31, 2016
Severance pay and benefits	$41	$(4)	$37
Asset impairment	12	—	12
Other exit costs	1	—	1
Total	$54	$(4)	$50
_______________________________________

(1)	Recognized as of August 2, 2015.

8.	Earnings per Share (EPS)
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. The earnings per share calculation for 2017 and 2016 excludes less than 1 million stock options that would have been antidilutive. There were no antidilutive stock options in 2015.

9.	Noncontrolling Interests
We own a 60% controlling interest in a joint venture formed with Swire Pacific Limited to support our soup and broth business in China. We contributed cash of $14 and the joint venture partner contributed cash of $9 in 2015.
We own a 70% controlling interest in a Malaysian food products manufacturing company.
We also own a 99.8% interest in Acre Venture Partners, L.P. (Acre), a limited partnership formed to make venture capital investments in innovative new companies in food and food-related industries. See also Note 14.
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
Postretirement Benefits — We provide postretirement benefits, including health care and life insurance, to substantially all retired U.S. employees and their dependents. We established retiree medical account benefits for eligible U.S. retirees. The accounts were intended to provide reimbursement for eligible health care expenses on a tax-favored basis. Effective as of January 1, 2011, the retirement medical program was amended to eliminate the retiree medical account benefit for employees not covered by collective bargaining agreements. To preserve the benefit for employees close to retirement age, the retiree medical account will be available to employees who were at least age 50 with at least 10 years of service as of December 31, 2010, and who satisfy the other eligibility requirements for the retiree medical program. In July 2016, the retirement medical program was amended and effective as of January 1, 2017, we no longer sponsor our own medical coverage for certain Medicare-eligible retirees. Instead, we offer these Medicare-eligible retirees access to health care coverage through a private exchange and offer a health reimbursement account to subsidize benefits for a select group of such retirees. In July 2017, the retirement medical program was once again amended and beginning on January 1, 2018, we will no longer sponsor our own medical coverage for certain Medicare-eligible retirees covered by one of our collective bargaining agreements.  Instead, we will offer these Medicare-eligible retirees access to health care coverage through a private exchange and offer a health reimbursement account to subsidize benefits for a select group of such retirees.
We use the fiscal year end as the measurement date for the benefit plans.
Components of net benefit expense (income) were as follows:

	Pension
	2017	2016	2015
Service cost	$26	$26	$28
Interest cost	86	98	105
Expected return on plan assets	(144)	(147)	(173)
Amortization of prior service credit	—	—	(1)
Recognized net actuarial (gain) loss	(198)	302	136
Curtailment loss	—	—	1
Net periodic benefit expense (income)	$(230)	$279	$96
The curtailment loss of $1 in 2015 was related to a voluntary employee separation program and was included in Restructuring charges. See also Note 7.

	Postretirement
	2017	2016	2015
Service cost	$1	$1	$2
Interest cost	10	15	15
Amortization of prior service credit	(25)	(1)	(1)
Recognized net actuarial (gain) loss	(14)	23	7
Curtailment loss	—	—	6
Net periodic benefit expense (income)	$(28)	$38	$29
The curtailment loss of $6 in 2015 was related to a voluntary employee separation program and was included in Restructuring charges. See also Note 7.
The estimated prior service credit that will be amortized from Accumulated other comprehensive loss into net periodic postretirement expense during 2018 is $27. The prior service credit is primarily related to the amendments in July 2016 and July 2017.

Change in benefit obligation:

	Pension		Postretirement
	2017	2016	2017	2016
Obligation at beginning of year	$2,626	$2,569	$313	$392
Service cost	26	26	1	1
Interest cost	86	98	10	15
Actuarial (gain) loss	(134)	210	(14)	23
Participant contributions	—	—	1	1
Plan amendments	—	—	(12)	(93)
Benefits paid	(164)	(116)	(26)	(30)
Settlements	—	(160)	—	—
Medicare subsidies	—	—	3	4
Other	(3)	(6)	—	—
Foreign currency adjustment	13	5	—	—
Benefit obligation at end of year	$2,450	$2,626	$276	$313
Change in the fair value of pension plan assets:

	2017	2016
Fair value at beginning of year	$2,111	$2,316
Actual return on plan assets	208	54
Employer contributions	5	2
Benefits paid	(154)	(106)
Settlements	—	(160)
Foreign currency adjustment	13	5
Fair value at end of year	$2,183	$2,111
Net amounts recognized in the Consolidated Balance Sheets:

	Pension		Postretirement
	2017	2016	2017	2016
Other assets	$8	$—	$—	$—
Accrued liabilities	14	14	29	28
Other liabilities	261	501	247	285
Net amounts recognized	$267	$515	$276	$313

Amounts recognized in accumulated other comprehensive income (loss) consist of:	Postretirement
	2017	2016
Prior service credit	$83	$96
The change in amounts recognized in accumulated other comprehensive income (loss) associated with postretirement benefits was due to the plan amendments in July 2016 and July 2017, net of amortization.
The following table provides information for pension plans with accumulated benefit obligations in excess of plan assets:

	2017	2016
Projected benefit obligation	$2,270	$2,434
Accumulated benefit obligation	$2,232	$2,385
Fair value of plan assets	$1,995	$1,933
The accumulated benefit obligation for all pension plans was $2,399 at July 30, 2017, and $2,557 at July 31, 2016.

Weighted-average assumptions used to determine benefit obligations at the end of the year:

	Pension		Postretirement
	2017	2016	2017	2016
Discount rate	3.74%	3.39%	3.45%	3.20%
Rate of compensation increase	3.24%	3.25%	3.25%	3.25%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended:

	Pension
	2017	2016	2015
Discount rate	3.39%	4.19%	4.33%
Expected return on plan assets	7.09%	7.35%	7.62%
Rate of compensation increase	3.25%	3.29%	3.30%
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
The discount rate used to determine net periodic postretirement expense was 3.20% in 2017, and 4.00% in 2016 and 2015.
Assumed health care cost trend rates at the end of the year:

	2017	2016
Health care cost trend rate assumed for next year	7.25%	7.25%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2023	2022
A one-percentage-point change in assumed health care costs would have the following effects on 2017 reported amounts:

	Increase	Decrease
Effect on service and interest cost	$—	$—
Effect on the 2017 accumulated benefit obligation	$3	$(3)
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

Our year-end pension plan weighted-average asset allocations by category were:

	Strategic Target	2017	2016
Equity securities	47%	48%	51%
Debt securities	40%	40%	35%
Real estate and other	13%	12%	14%
Total	100%	100%	100%
Pension plan assets are categorized based on the following fair value hierarchy:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs, which are valued based on our estimates of assumptions that market participants would use in pricing the asset or liability.

The following table presents our pension plan assets by asset category at July 30, 2017, and July 31, 2016:

	Fair Value as of July 30, 2017	Fair Value Measurements at July 30, 2017 Using Fair Value Hierarchy			Fair Value as of July 31, 2016	Fair Value Measurements at July 31, 2016 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Short-term investments	$46	$35	$11	$—	$43	$41	$2	$—
Equities:
U.S.	338	338	—	—	349	349	—	—
Non-U.S.	290	290	—	—	273	273	—	—
Corporate bonds:
U.S.	537	—	537	—	469	—	469	—
Non-U.S.	123	—	123	—	98	—	98	—
Government and agency bonds:
U.S.	60	—	60	—	49	—	49	—
Non-U.S.	31	—	31	—	29	—	29	—
Municipal bonds	58	—	58	—	67	—	67	—
Mortgage and asset backed securities	8	—	8	—	7	—	7	—
Real estate	17	10	—	7	19	13	—	6
Hedge funds	38	—	—	38	45	—	—	45
Derivative assets	9	—	9	—	6	—	6	—
Derivative liabilities	(10)	—	(10)	—	(7)	—	(7)	—
Total assets at fair value	$1,545	$673	$827	$45	$1,447	$676	$720	$51
Investments measured at net asset value:
Short-term investments	31				20
Commingled funds:
Equities	332				309
Fixed income	30				31
Blended	86				79
Real estate	84				108
Hedge funds	103				144
Total investments measured at net asset value:	666				691
Other items to reconcile to fair value of plan assets	(28)				(27)
Total pension plan assets at fair value	$2,183				$2,111
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
The following table summarizes the changes in fair value of Level 3 investments for the years ended July 30, 2017, and July 31, 2016:

	Real Estate	Hedge Funds	Total
Fair value at July 31, 2016	$6	$45	$51
Actual return on plan assets	1	2	3
Purchases	1	1	2
Sales	(1)	(10)	(11)
Settlements	—	—	—
Transfers out of Level 3	—	—	—
Fair value at July 30, 2017	$7	$38	$45

	Real Estate	Hedge Funds	Total
Fair value at August 2, 2015	$6	$39	$45
Actual return on plan assets	1	1	2
Purchases	—	5	5
Sales	(1)	—	(1)
Settlements	—	—	—
Transfers out of Level 3	—	—	—
Fair value at July 31, 2016	$6	$45	$51

The following tables present additional information about the pension plan assets valued using net asset value as a practical expedient within the fair value hierarchy table:

	2017						2016
	Fair Value	Redemption Frequency		Redemption Notice Period Range			Fair Value	Redemption Frequency		Redemption Notice Period Range
Short-term investments	$31	Daily		1 Day			$20	Daily		1 Day
Commingled funds:
Equities	332	Daily,	Monthly	2	to	60 Days	309	Daily,	Monthly	1	to	60 Days
Fixed income	30	Daily		1 Day			31	Daily		1 Day
Blended	86	Primarily Daily		1	to	20 Days	79	Primarily Daily		1 Day
Real estate funds(1)	84	Quarterly		45	to	90 Days	108	Primarily Quarterly		1	to	90 Days
Hedge funds(2)	103	Monthly		5	to	30 Days	144	Monthly,	Quarterly	5	to	65 Days
Total	$666						$691
___________________________________

(1)	Included real estate investments valued at $34 in 2016 for which a redemption queue was imposed by the investment manager increasing the redemption receipt period to up to 9 months after notice.

(2)
Includes a fund valued at $2 in 2017 and $45 in 2016 which is being liquidated. Distributions from the fund will be received as the underlying investments are liquidated which is estimated to occur by December 31, 2017.

There were no unfunded commitments in 2017 or 2016.
No contributions are expected to be made to U.S. pension plans in 2018. We expect contributions to non-U.S. pension plans to be approximately $5 in 2018.
Estimated future benefit payments are as follows:

	Pension	Postretirement
2018	$175	$29
2019	$171	$28
2020	$162	$27
2021	$160	$25
2022	$161	$24
2023-2027	$801	$97
The estimated future benefit payments include payments from funded and unfunded plans.
401(k) Retirement Plan — We sponsor employee savings plans that cover substantially all U.S. employees. Effective January 1, 2011, we provide a matching contribution of 100% of employee contributions up to 4% of compensation for employees who are not covered by collective bargaining agreements. Employees hired or rehired on or after January 1, 2011, who will not be eligible to participate in the defined benefit plans and who are not covered by collective bargaining agreements receive a contribution equal to 3% of compensation regardless of their participation in the 401(k) Retirement Plan. Amounts charged to Costs and expenses were $34 in 2017, $33 in 2016 and $31 in 2015.

11.	Taxes on Earnings
The provision for income taxes on earnings consists of the following:

	2017	2016	2015
Income taxes:
Currently payable:
Federal	$238	$235	$246
State	39	34	31
Non-U.S.	36	47	55
	313	316	332
Deferred:
Federal	77	(17)	(47)
State	2	—	1
Non-U.S.	14	(13)	(3)
	93	(30)	(49)
	$406	$286	$283

	2017	2016	2015
Earnings before income taxes:
United States	$1,103	$705	$803
Non-U.S.	190	144	146
	$1,293	$849	$949
The following is a reconciliation of the effective income tax rate to the U.S. federal statutory income tax rate:

	2017	2016	2015
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal tax benefit)	2.1	2.7	2.2
Tax effect of international items	(2.1)	(3.0)	(2.5)
Settlement of tax contingencies	—	—	(0.8)
Federal manufacturing deduction	(2.1)	(3.2)	(2.9)
Goodwill impairment	3.4	4.3	—
Claim settlement	—	(0.8)	—
Foreign exchange losses(1)	(3.9)	—	—
Other	(1.0)	(1.3)	(1.2)
Effective income tax rate	31.4%	33.7%	29.8%
_______________________________________

(1)
The 2017 rate was favorably impacted by a $52 benefit primarily related to the sale of intercompany notes receivable to a financial institution, which resulted in the recognition of foreign exchange losses.

Deferred tax liabilities and assets are comprised of the following:

	2017	2016
Depreciation	$355	$362
Amortization	521	541
Other	20	23
Deferred tax liabilities	896	926
Benefits and compensation	241	266
Pension benefits	98	185
Tax loss carryforwards	36	37
Capital loss carryforwards	92	88
Other	95	113
Gross deferred tax assets	562	689
Deferred tax asset valuation allowance	(120)	(118)
Deferred tax assets, net of valuation allowance	442	571
Net deferred tax liability	$454	$355
At July 30, 2017, our U.S. and non-U.S. subsidiaries had tax loss carryforwards of approximately $170. Of these carryforwards, $149 expire between 2018 and 2037, and $21 may be carried forward indefinitely. At July 30, 2017, deferred tax asset valuation allowances have been established to offset $137 of these tax loss carryforwards. Additionally, at July 30, 2017, our non-U.S. subsidiaries had capital loss carryforwards of approximately $323, which were fully offset by valuation allowances.
The net change in the deferred tax asset valuation allowance in 2017 was an increase of $2. The increase was primarily due to the impact of currency and the recognition of additional valuation allowances on tax loss carryforwards, partially offset by the expiration of tax losses. The net change in the deferred tax asset valuation allowance in 2016 was a decrease of $4. The decrease was primarily due to the expiration of tax losses, partially offset by the recognition of additional valuation allowance on tax loss carryforwards.
As of July 30, 2017, other deferred tax assets included $1 of state tax credit carryforwards related to various states that expire between 2021 and 2029. As of July 31, 2016, other deferred tax assets included $2 of state tax credit carryforwards related to various states that expire between 2018 and 2025. No valuation allowances have been established related to these deferred tax assets.
As of July 30, 2017, U.S. income taxes have not been provided on approximately $820 of undistributed earnings of non-U.S. subsidiaries, which are deemed to be permanently reinvested. It is not practical to estimate the tax liability that might be incurred if such earnings were remitted to the U.S.
A reconciliation of the activity related to unrecognized tax benefits follows:

	2017	2016	2015
Balance at beginning of year	$63	$58	$71
Increases related to prior-year tax positions	4	2	9
Decreases related to prior-year tax positions	—	—	—
Increases related to current-year tax positions	4	3	5
Settlements	(7)	—	(27)
Lapse of statute	—	—	—
Balance at end of year	$64	$63	$58
The amount of unrecognized tax benefits that, if recognized, would impact the annual effective tax rate was $43 as of July 30, 2017, $42 as of July 31, 2016, and $39 as of August 2, 2015. The total amount of unrecognized tax benefits can change due to audit settlements, tax examination activities, statute expirations and the recognition and measurement criteria under accounting for uncertainty in income taxes. We are unable to estimate what this change may be within the next 12 months, but do not believe that it will be material to the financial statements. Approximately $5 of unrecognized tax benefits, including interest and penalties, were reported in Accounts receivable in the Consolidated Balance Sheets as of July 30, 2017, and July 31, 2016.
Our accounting policy with respect to interest and penalties attributable to income taxes is to reflect any expense or benefit as a component of our income tax provision. The total amount of interest and penalties recognized in the Consolidated Statements of Earnings was $4 in 2017, $3 in 2016 and $1 in 2015. The total amount of interest and penalties recognized in the Consolidated Balance Sheets in Other liabilities was $5 as of July 30, 2017, and $6 as of July 31, 2016.
We do business internationally and, as a result, file income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S., Australia, Canada and Denmark. The 2017 tax year is currently under audit by the Internal Revenue Service. In addition, several state income tax examinations are in progress for the years 1999 to 2016.
With limited exceptions, we have been audited for income tax purposes in Australia through 2010, Denmark through 2013, and in Canada through 2014.

12.	Short-term Borrowings and Long-term Debt
Short-term borrowings consist of the following:

	2017	2016
Commercial paper	$874	$770
Australian note	152	—
Current portion of long-term debt	—	400
Current portion of Canadian credit facility	—	42
Variable-rate bank borrowings	10	6
Capital leases	1	2
Other(1)	—	(1)
Total short-term borrowings	$1,037	$1,219
_______________________________________

(1)	Includes unamortized net discount/premium on debt issuances and debt issuance costs.
As of July 30, 2017, the weighted-average interest rate of commercial paper, which consisted of U.S. borrowings, was 1.31%. As of July 31, 2016, the weighted-average interest rate of commercial paper, which consisted of U.S. borrowings, was 0.74%.
As of July 30, 2017, we had $1,037 of short-term borrowings due within one year, of which $874 was comprised of commercial paper borrowings. As of July 30, 2017, we issued $48 of standby letters of credit. We have a committed revolving credit facility totaling $1,850 that matures in December 2021. This U.S. facility remained unused at July 30, 2017, except for $1 of standby letters of credit that we issued under it. The U.S. facility supports our commercial paper programs and other general corporate purposes.
In June 2017, we sold an intercompany note to a financial institution of AUD $190, or $152, with an interest rate of 6.98% that matures on March 29, 2021, but is payable upon demand. Interest on the note is due semi-annually on January 23 and July 23. The net proceeds were used for general corporate purposes.

Long-term debt consists of the following:

Type	Fiscal Year of Maturity	Rate	2017	2016
Notes	2017	3.05%	$—	$400
Canadian credit facility	2019	Variable	130	215
Australian note	2019	4.88%	224	—
Notes	2019	4.50%	300	300
Notes	2021	4.25%	500	500
Debentures	2021	8.88%	200	200
Notes	2023	2.50%	450	450
Notes	2025	3.30%	300	300
Notes	2043	3.80%	400	400
Capital leases			7	8
Other(1)			(12)	(18)
Total			$2,499	$2,755
Less current portion(1)			—	441
Total long-term debt			$2,499	$2,314
_______________________________________

(1)	Includes unamortized net discount/premium on debt issuances and debt issuance costs.
In July 2016, we entered into a Canadian committed revolving credit facility that matures in July 2019. As of July 30, 2017, the total commitment under the Canadian facility was CAD $170, or $137, and we had borrowings of CAD $162, or $130, at a rate of 2.09% under this facility. The Canadian facility supports general corporate purposes.
In June 2017, we sold an intercompany note to a financial institution of AUD $280, or $224, with an interest rate of 4.88% that matures on September 18, 2018. Interest on the note is due semi-annually on January 23 and July 23. The net proceeds were used for general corporate purposes.
Principal amounts of long-term debt mature as follows: $654 in 2019; $1 in 2020; $700 in 2021; $1 in 2022; and a total of $1,155 in periods beyond 2022.

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
Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We did not have credit-risk-related contingent features in our derivative instruments as of July 30, 2017, or July 31, 2016.
We are also exposed to credit risk from our customers. During 2017, our largest customer accounted for approximately 20% of consolidated net sales. Our five largest customers accounted for approximately 39% of our consolidated net sales in 2017.
We closely monitor credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk related to our international operations, including non-functional currency intercompany debt and net investments in subsidiaries. We are also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. Principal currencies hedged include the Canadian dollar, Australian dollar and U.S. dollar. We utilize foreign exchange forward purchase and sale contracts, as well as cross-currency swaps, to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. To hedge currency exposures related to intercompany debt, we enter into foreign exchange forward purchase and sale contracts, as well as cross-currency swap contracts, for periods consistent with the underlying debt. The notional amount of foreign exchange forward contracts accounted for as cash-flow hedges was $84 at July 30, 2017, and $91 at July 31, 2016. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings on the same line item and the same period in which the underlying hedged transaction affects earnings. The notional amount of foreign exchange forward contracts that are not designated as accounting hedges was $336 and $175 at July 30, 2017, and July 31, 2016, respectively. There were no cross-currency swap contracts outstanding as of July 30, 2017 or July 31, 2016.
Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. We manage our exposure to interest rate volatility on future debt issuances by entering into forward starting interest rate swaps to lock in the rate on the interest payments related to the anticipated debt issuances. These pay fixed rate/receive variable rate forward starting interest rate swaps are accounted for as cash-flow hedges. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings over the life of the debt. The notional amount of outstanding forward starting interest rate swaps totaled $300 at July 30, 2017, and July 31, 2016, which relates to an anticipated debt issuance in 2018.
Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, diesel fuel, soybean oil, natural gas, cocoa, aluminum, butter, corn, soybean meal and cheese, which impact the cost of raw materials. Commodity futures, options, and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. There were no commodity contracts accounted for as cash-flow hedges as of July 30, 2017, or July 31, 2016. The notional amount of commodity contracts not designated as accounting hedges was $90 at July 30, 2017, and $88 at July 31, 2016.
In 2017, we entered into a supply contract under which prices for certain raw materials are established based on anticipated volume requirements over a twelve-month period. Certain prices under the contract are based in part on certain component parts of the raw materials that are in excess of our needs or not required for our operations, thereby creating an embedded derivative requiring bifurcation. We net settle amounts due under the contract with our counterparty. The notional value is approximately $35 as of July 30, 2017. The fair value was not material as of July 30, 2017. Unrealized gains (losses) and settlements are included in Cost of products sold in our Consolidated Statements of Earnings.
Equity Price Risk
We enter into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of our capital stock, the total return of the Vanguard Institutional Index, and the total return of the Vanguard Total International Stock Index. Under these contracts, we pay variable interest rates and receive from the counterparty either the total return on our capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index; or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index. These contracts were not designated as hedges for accounting purposes. We enter into these contracts for periods typically not exceeding 12 months. The notional amounts of the contracts as of July 30, 2017, and July 31, 2016, were $43 and $44, respectively.

The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of July 30, 2017, and July 31, 2016:

	Balance Sheet Classification	2017	2016
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$3	$1
Total derivatives designated as hedges		$3	$1
Derivatives not designated as hedges:
Commodity derivative contracts	Other current assets	$5	$3
Deferred compensation derivative contracts	Other current assets	1	1
Commodity derivative contracts	Other assets	1	—
Total derivatives not designated as hedges		$7	$4
Total asset derivatives		$10	$5

	Balance Sheet Classification	2017	2016
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$1	$4
Forward starting interest rate swaps	Accrued liabilities	22	—
Forward starting interest rate swaps	Other liabilities	—	44
Total derivatives designated as hedges		$23	$48
Derivatives not designated as hedges:
Commodity derivative contracts	Accrued liabilities	$1	$4
Deferred compensation derivative contracts	Accrued liabilities	—	1
Foreign exchange forward contracts	Accrued liabilities	19	7
Foreign exchange forward contracts	Other liabilities	1	—
Total derivatives not designated as hedges		$21	$12
Total liability derivatives		$44	$60
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of July 30, 2017, and July 31, 2016, would be adjusted as detailed in the following table:

	2017			2016
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$10	$(3)	$7	$5	$(4)	$1
Total liability derivatives	$44	$(3)	$41	$60	$(4)	$56
We do not offset fair value amounts recognized for exchange-traded commodity derivative instruments and cash margin accounts executed with the same counterparty that are subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of open positions. At July 30, 2017, and July 31, 2016, a cash margin account balance of $1 and $5, respectively, was included in Other current assets in the Consolidated Balance Sheets.

The following tables show the effect of our derivative instruments designated as cash-flow hedges for the years ended July 30, 2017, July 31, 2016, and August 2, 2015 in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-Flow Hedge OCI Activity
Derivatives Designated as Cash-Flow Hedges		2017	2016	2015
OCI derivative gain (loss) at beginning of year		$(64)	$(10)	$(4)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		(4)	(9)	18
Forward starting interest rate swaps		23	(36)	(23)
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	6	(11)	(4)
Foreign exchange forward contracts	Other expenses / (income)	1	(2)	(1)
Forward starting interest rate swaps	Interest expense	4	4	4
OCI derivative gain (loss) at end of year		$(34)	$(64)	$(10)
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a loss of $11. The ineffective portion and amount excluded from effectiveness testing were not material.
The following table shows the effects of our derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

		Amount of (Gain) Loss Recognized in Earnings on Derivatives
Derivatives not Designated as Hedges	Location of (Gain) Loss Recognized in Earnings	2017	2016	2015
Foreign exchange forward contracts	Cost of products sold	$—	$—	$(2)
Foreign exchange forward contracts	Other expenses / (income)	14	(1)	3
Cross-currency swap contracts	Other expenses / (income)	—	2	(58)
Commodity derivative contracts	Cost of products sold	(11)	6	19
Deferred compensation derivative contracts	Administrative expenses	(3)	(6)	(7)
Total		$—	$1	$(45)

14.	Variable Interest Entity
In February 2016, we agreed to make a $125 capital commitment to Acre, a limited partnership formed to make venture capital investments in innovative new companies in food and food-related industries. Acre is managed by its general partner, Acre Ventures GP, LLC, which is independent of us. We are the sole limited partner of Acre and own a 99.8% interest. Our share of earnings (loss) is calculated according to the terms of the partnership agreement. Acre is a VIE. We have determined that we are the primary beneficiary. Therefore, we consolidate Acre and account for the third party ownership as a noncontrolling interest. Through July 30, 2017, we funded $58 of the capital commitment. Except for the remaining unfunded capital commitment of $67, we do not have obligations to provide additional financial or other support to Acre.
Acre elected the fair value option to account for qualifying investments to more appropriately reflect the value of the investments in the financial statements. The investments were $51 and $34 as of July 30, 2017, and July 31, 2016, respectively, and are included in Other assets on the Consolidated Balance Sheets. Changes in the fair values of investments for which the fair value option was elected are included in Other expenses / (income) on the Consolidated Statements of Earnings. Changes in the fair value were not material in 2017 or 2016. Current assets and liabilities of Acre were not material as of July 30, 2017, or July 31, 2016.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our financial assets and liabilities that are measured at fair value on a recurring basis as of July 30, 2017, and July 31, 2016, consistent with the fair value hierarchy:

	Fair Value as of July 30, 2017	Fair Value Measurements at July 30, 2017 Using Fair Value Hierarchy			Fair Value as of July 31, 2016	Fair Value Measurements at July 31, 2016 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts(1)	$3	$—	$3	$—	$1	$—	$1	$—
Commodity derivative contracts(2)	6	6	—	—	3	2	1	—
Deferred compensation derivative contracts(3)	1	—	1	—	1	—	1	—
Fair value option investments (4)	50	—	1	49	33	—	8	25
Total assets at fair value	$60	$6	$5	$49	$38	$2	$11	$25

	Fair Value as of July 30, 2017	Fair Value Measurements at July 30, 2017 Using Fair Value Hierarchy			Fair Value as of July 31, 2016	Fair Value Measurements at July 31, 2016 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Forward starting interest rate swaps(5)	$22	$—	$22	$—	$44	$—	$44	$—
Foreign exchange forward contracts(1)	21	—	21	—	11	—	11	—
Commodity derivative contracts(2)	1	1	—	—	4	4	—	—
Deferred compensation derivative contracts(3)	—	—	—	—	1	—	1	—
Deferred compensation obligation(6)	112	112	—	—	119	119	—	—
Total liabilities at fair value	$156	$113	$43	$—	$179	$123	$56	$—
___________________________________

(1)	Based on observable market transactions of spot currency rates and forward rates.

(2)	Based on quoted futures exchanges and on observable prices of futures and options transactions in the marketplace.

(3)	Based on LIBOR and equity index swap rates.

(4)
Primarily represents investments in equity securities that are not readily marketable and are accounted for under the fair value option. The investments were funded by Acre. See Note 14 for additional information. Fair value is based on analyzing recent transactions and transactions of comparable companies, and the discounted cash flow method. In addition, allocation methods, including the option pricing method, are used in distributing fair value among various equity holders according to rights and preferences. Changes in the fair value of investments were not material in 2017 or 2016.

(5)	Based on LIBOR swap rates.

(6)	Based on the fair value of the participants’ investments.
Items Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, we are also required to measure certain items at fair value on a nonrecurring basis.
In the fourth quarter of 2017, we recognized $12 of charges, primarily asset impairment, on plant assets associated with the 2015 restructuring initiatives described in Note 7. The carrying value was reduced to estimated fair value based on expected proceeds. The carrying value was not material.
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
Fair value was determined based on unobservable Level 3 inputs. The fair value of goodwill was determined based on discounted cash flow analyses that include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. The fair value of trademarks was determined based on discounted cash flow analyses that include significant management assumptions such as revenue growth rates, weighted average cost of capital and assumed royalty rates.
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
See also Note 5 for additional information on the impairment charges.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, excluding the current portion of long-term debt, approximate fair value.
Cash equivalents of $8 at July 30, 2017, and $74 at July 31, 2016, represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of long-term debt, including the current portion of long-term debt in Short-term borrowings, was $2,582 at July 30, 2017, and $2,949 at July 31, 2016. The carrying value was $2,499 at July 30, 2017, and $2,755 at July 31, 2016. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.

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
In 2017, we repurchased 8 million shares at a cost of $437. Of this amount, $129 was used to repurchase shares pursuant to our March 2017 publicly announced share repurchase program and $271 pursuant to our June 2011 program. Approximately $1,371 remained available under the March 2017 program as of July 30, 2017. In 2016, we repurchased 3 million shares at a cost of $143 and in 2015, we repurchased 5 million shares at a cost of $244.

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
Awards under Long-Term Incentive Plans may be granted to employees and directors. Pursuant to the Long-Term Incentive Plan, we adopted a long-term incentive compensation program which provides for grants of total shareholder return (TSR) performance restricted stock/units, EPS performance restricted stock/units, strategic performance restricted stock/units, time-lapse restricted stock/units, special performance restricted stock/units and unrestricted stock. Under the program, awards of TSR performance restricted stock/units will be earned by comparing our total shareholder return during a three-year period to the respective total shareholder returns of companies in a performance peer group. Based upon our ranking in the performance peer group, a recipient of TSR performance restricted stock/units may earn a total award ranging from 0% to 200% of the initial grant. Awards of EPS performance restricted stock/units will be earned based upon our achievement of annual earnings per share goals. During the three-year vesting period, a recipient of EPS performance restricted stock/units may earn a total award of either 0% or 100% of the initial grant. Awards of the strategic performance restricted stock units were earned based upon the achievement of two key metrics, net sales and EPS growth, compared to strategic plan objectives during a three-year period. A recipient of strategic performance restricted stock units earned a total award ranging from 0% to 200% of the initial grant. Awards of time-lapse restricted stock/units will vest ratably over the three-year period. In addition, we may issue special grants of restricted stock/units to attract and retain executives which vest over various periods. Awards are generally granted annually in October.
Annual stock option grants were granted in 2017 and 2016 and were not part of the long-term incentive compensation program for 2015. Stock options are granted on a selective basis under the Long-Term Incentive Plans. The term of a stock option granted under these plans may not exceed ten years from the date of grant. Options granted in 2017 and 2016 under these plans vest ratably over a three-year period. The option price may not be less than the fair market value of a share of common stock on the date of the grant.
In 2017, we issued stock options, time-lapse restricted stock units, unrestricted stock, EPS performance restricted stock units and TSR performance restricted stock units. We did not issue strategic performance restricted stock units or special performance restricted units in 2017.
Total pre-tax stock-based compensation expense and tax-related benefits recognized in the Consolidated Statements of Earnings were as follows:

	2017	2016	2015
Total pre-tax stock-based compensation expense	$60	$64	$57
Tax-related benefits	$22	$24	$21

The following table summarizes stock option activity as of July 30, 2017:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)
Outstanding at July 31, 2016	681	$50.21
Granted	489	$54.65
Exercised	(33)	$50.21
Terminated	(95)	$52.49
Outstanding at July 30, 2017	1,042	$52.08	8.6	$2
Exercisable at July 30, 2017	194	$50.21	8.2	$1
The total intrinsic value of options exercised during 2017 was not material. During 2016 and 2015, the total intrinsic value of options exercised was $2 and $5, respectively. We measure the fair value of stock options using the Black-Scholes option pricing model. The expected term of options granted was based on the weighted average time of vesting and the end of the contractual term. We utilized this simplified method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.
The assumptions and grant-date fair values for grants in 2017 and 2016 were as follows:

	2017	2016
Risk-free interest rate	1.28%	1.68%
Expected dividend yield	2.26%	2.46%
Expected volatility	18.64%	18.35%
Expected term	6 years	6 years
Grant-date fair value	$7.51	$6.86
We expense stock options on a straight-line basis over the vesting period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of July 30, 2017, total remaining unearned compensation related to nonvested stock options was $1, which will be amortized over the weighted-average remaining service period of 1.4 years.
The following table summarizes time-lapse restricted stock units, EPS performance restricted stock units, strategic performance restricted stock units and special performance restricted stock units as of July 30, 2017:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 31, 2016	2,004	$45.08
Granted	586	$54.79
Vested	(990)	$44.16
Forfeited	(379)	$43.87
Nonvested at July 30, 2017	1,221	$50.86
We determine the fair value of time-lapse restricted stock units, EPS performance restricted stock units, strategic performance restricted stock units and special performance restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. We expense EPS performance restricted stock units on a graded-vesting basis, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. There were 155 thousand EPS performance target grants outstanding at July 30, 2017, with a weighted-average grant-date fair value of $49.89. The actual number of EPS performance restricted stock units and strategic performance restricted stock units that vest will depend on actual performance achieved. We estimate expense based on the number of awards expected to vest. In the first quarter of 2017, recipients of strategic performance restricted stock units earned 35% of the initial grants based on actual performance achieved during a three-year period ended July 31, 2016. There were no strategic performance restricted stock units outstanding at July 30, 2017.
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
As of July 30, 2017, total remaining unearned compensation related to nonvested time-lapse restricted stock units and EPS performance restricted stock units was $22, which will be amortized over the weighted-average remaining service period of 1.6 years. The fair value of restricted stock units vested during 2017, 2016 and 2015 was $55, $44 and $56, respectively. The weighted-average grant-date fair value of the restricted stock units granted during 2016 and 2015 was $50.44 and $43.00, respectively.
The following table summarizes TSR performance restricted stock units as of July 30, 2017:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 31, 2016	1,641	$49.13
Granted	606	$39.53
Vested	(251)	$36.26
Forfeited	(222)	$44.58
Nonvested at July 30, 2017	1,774	$48.24
We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation. Assumptions used in the Monte Carlo simulation were as follows:

	2017	2016	2015
Risk-free interest rate	0.85%	0.92%	0.97%
Expected dividend yield	2.26%	2.46%	2.91%
Expected volatility	17.78%	17.25%	16.20%
Expected term	3 years	3 years	3 years
We recognize compensation expense on a straight-line basis over the service period. As of July 30, 2017, total remaining unearned compensation related to TSR performance restricted stock units was $27, which will be amortized over the weighted-average remaining service period of 1.6 years. In the first quarter of 2017, recipients of TSR performance restricted stock units earned 75% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 29, 2016. In the first quarter of 2016, recipients of TSR performance restricted stock units earned 100% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 31, 2015. There were no TSR performance restricted stock units scheduled to vest in 2015. The fair value of TSR performance restricted stock units vested during 2017 and 2016 was $14 and $22, respectively. The grant-date fair value of the TSR performance restricted stock units granted during 2016 and 2015 was $62.44 and $43.39, respectively. In the first quarter of 2018, recipients of TSR performance restricted stock units will receive a 125% payout based upon our TSR ranking in a performance peer group during a three-year period ended July 28, 2017.
The excess tax benefits on the exercise of stock options and vested restricted stock presented as cash flows from operating activities were $6 in 2017, $7 in 2016 and $6 in 2015. Cash received from the exercise of stock options was $2 for 2017 and 2016, and $9 for 2015, and are reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

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
We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated as of July 30, 2017. While the potential future charges could be material in a particular quarter or annual period, based on information currently known by us, we do not believe any such charges are likely to have a material adverse effect on our consolidated results of operations or financial condition.
Operating Leases
We have certain operating lease commitments, primarily related to warehouse and office facilities, and certain equipment. Rent expense under operating lease commitments was $53 in 2017, $45 in 2016 and $48 in 2015. Future minimum annual rental payments under these operating leases as of July 30, 2017, are as follows:

2018	2019	2020	2021	2022	Thereafter
$38	$34	$30	$25	$15	$21
Other Contingencies
We guarantee approximately 2,000 bank loans made to Pepperidge Farm independent contractor distributors by third‑party financial institutions for the purchase of distribution routes. The maximum potential amount of future payments under existing guarantees we could be required to make is $204. Our guarantees are indirectly secured by the distribution routes. We do not believe it is probable that we will be required to make material guarantee payments as a result of defaults on the bank loans guaranteed. The amounts recognized as of July 30, 2017, and July 31, 2016, were not material.
We have provided certain standard indemnifications in connection with divestitures, contracts and other transactions. Certain indemnifications have finite expiration dates. Liabilities recognized based on known exposures related to such matters were not material at July 30, 2017, and July 31, 2016.

19.	Supplemental Financial Statement Data
Balance Sheets

	2017	2016
Accounts receivable
Customer accounts receivable	$561	$566
Allowances	(11)	(12)
Subtotal	$550	$554
Other	55	72
	$605	$626

Inventories
Raw materials, containers and supplies	$377	$391
Finished products	525	549
	$902	$940

Other current assets
Fair value of derivatives	$9	$5
Other	65	41
	$74	$46

Plant assets
Land	$64	$58
Buildings	1,553	1,488
Machinery and equipment	4,231	4,042
Projects in progress	195	176
Total cost	$6,043	$5,764
Accumulated depreciation(1)	(3,589)	(3,357)
	$2,454	$2,407

Other assets
Investments	$69	$47
Deferred taxes	36	41
Other	34	19
	$139	$107

	2017	2016
Accrued liabilities
Accrued compensation and benefits	$241	$263
Fair value of derivatives	43	16
Accrued trade and consumer promotion programs	131	130
Accrued interest	34	35
Restructuring	24	57
Other	88	103
	$561	$604

Other liabilities
Pension benefits	$261	$501
Deferred compensation(2)	96	100
Postretirement benefits	247	285
Fair value of derivatives	1	44
Unrecognized tax benefits	34	31
Restructuring	2	17
Other	56	61
	$697	$1,039
____________________________________

(1)
Depreciation expense was $299 in 2017, $288 in 2016 and $286 in 2015. Buildings are depreciated over periods ranging from 7 to 45 years. Machinery and equipment are depreciated over periods generally ranging from 2 to 20 years.

(2)
The deferred compensation obligation represents unfunded plans maintained for the purpose of providing our directors and certain of our executives the opportunity to defer a portion of their compensation. All forms of compensation contributed to the deferred compensation plans are accounted for in accordance with the underlying program. Deferrals and our contributions are credited to an investment account in the participant's name, although no funds are actually contributed to the investment account and no investments are actually purchased. Seven investment choices are available, including: (1) a book account that tracks the total return on our stock; (2) a book account that tracks the performance of the Vanguard Institutional Index; (3) a book account that tracks the performance of the Vanguard Extended Market Index; (4) a book account that tracks the performance of the Vanguard Total International Stock Index; (5) a book account that tracks the performance of the Vanguard Total Bond Market Index; (6) a book account that tracks the performance of the Vanguard Short-Term Bond Index; and (7) a book account that tracks the BlackRock Short-Term Investment Fund. Participants can reallocate investments daily and are entitled to the gains and losses on investment funds. We recognize an amount in the Consolidated Statements of Earnings for the market appreciation/depreciation of each fund.

Statements of Earnings

	2017	2016	2015
Other expenses / (income)
Amortization of intangible assets	$19	$20	$17
Impairment of intangible assets(1)	212	141	6
Claim settlement(2)	—	(25)	—
Other	7	(5)	1
	$238	$131	$24

Advertising and consumer promotion expense(3)	$389	$397	$385

Interest expense
Interest expense	$114	$118	$111
Less: Interest capitalized	2	3	3
	$112	$115	$108
____________________________________

(1)
In 2017, we recognized impairment charges of $212 related to the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit and the Garden Fresh Gourmet reporting unit; in 2016, we recognized an impairment charge of $141 related to the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit; and in 2015, we recognized an impairment charge of $6 related to minor trademarks used in the Global Biscuits and Snacks segment. See also Note 5.

(2)	In 2016, we recorded a gain of $25 from a settlement of a claim related to the Kelsen acquisition.

(3)	Included in Marketing and selling expenses.
Statements of Cash Flows

	2017	2016	2015
Cash Flows from Operating Activities
Other
Benefit related payments	$(53)	$(55)	$(53)
Other	—	(3)	1
	$(53)	$(58)	$(52)

Other Cash Flow Information
Interest paid	$110	$113	$111
Interest received	$5	$4	$3
Income taxes paid	$320	$325	$333

20.	Quarterly Data (unaudited)

	2017
	First	Second	Third	Fourth
Net sales	$2,202	$2,171	$1,853	$1,664
Gross profit	841	825	678	715
Net earnings attributable to Campbell Soup Company	292	101	176	318
Per share - basic
Net earnings attributable to Campbell Soup Company	.95	.33	.58	1.05
Dividends	.35	.35	.35	.35
Per share - assuming dilution
Net earnings attributable to Campbell Soup Company	.94	.33	.58	1.04
Market price
High	$62.30	$63.50	$64.23	$59.14
Low	$52.74	$52.59	$56.05	$50.62

	2017
	First	Second	Third	Fourth
In 2017, the following charges (gains) were recorded in Net earnings attributable to Campbell Soup Company:
Impairment charges	$—	$180	$—	$—
Restructuring charges, implementation costs and other related costs	6	—	4	26
Pension and postretirement benefit mark-to-market adjustments	13	—	—	(129)
Sale of notes	—	—	—	(56)
Per share - assuming dilution
Impairment charges	—	.58	—	—
Restructuring charges, implementation costs and other related costs	.02	—	.01	.09
Pension and postretirement benefit mark-to-market adjustments	.04	—	—	(.42)
Sale of notes	—	—	—	(.18)

	2016
	First	Second	Third	Fourth
Net sales	$2,203	$2,201	$1,870	$1,687
Gross profit	755	819	660	546
Net earnings (loss) attributable to Campbell Soup Company	194	265	185	(81)
Per share - basic
Net earnings (loss) attributable to Campbell Soup Company	.63	.85	.60	(.26)
Dividends	.312	.312	.312	.312
Per share - assuming dilution
Net earnings (loss) attributable to Campbell Soup Company	.62	.85	.59	(.26)
Market price
High	$52.37	$56.63	$65.48	$67.89
Low	$45.23	$47.77	$54.97	$59.51

	2016
	First	Second	Third	Fourth
In 2016, the following charges (gains) were recorded in Net earnings attributable to Campbell Soup Company:
Impairment charge	$—	$—	$—	$127
Restructuring charges, implementation costs and other related costs	23	10	9	7
Pension and postretirement benefit mark-to-market adjustments	80	(4)	34	90
Claim settlement	—	—	(25)	—
Per share - assuming dilution
Impairment charge	—	—	—	.41
Restructuring charges, implementation costs and other related costs	.07	.03	.03	.02
Pension and postretirement benefit mark-to-market adjustments	.26	(.01)	.11	.29
Claim settlement	—	—	(.08)	—
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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of July 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment using those criteria, management concluded that the company’s internal control over financial reporting was effective as of July 30, 2017.

The effectiveness of the company’s internal control over financial reporting as of July 30, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

/s/ Denise M. Morrison
Denise M. Morrison
President and Chief Executive Officer

/s/ Anthony P. DiSilvestro
Anthony P. DiSilvestro
Senior Vice President and Chief Financial Officer

/s/ Stanley Polomski
Stanley Polomski
Vice President and Controller
(Principal Accounting Officer)

September 27, 2017

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of Campbell Soup Company:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Campbell Soup Company and its subsidiaries as of July 30, 2017 and July 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended July 30, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

September 27, 2017

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 30, 2017 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
The annual report of management on our internal control over financial reporting is provided under "Financial Statements and Supplementary Data" on page 74. The attestation report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding our internal control over financial reporting is provided under "Financial Statements and Supplementary Data" on page 75.
During the fourth quarter of 2017, we replaced a financial planning and consolidation system with an upgraded version. In connection with this implementation, we modified select controls relating to financial data consolidation and financial reporting.
Except as described above, there were no changes in our internal control over financial reporting that materially affected, or were likely to materially affect, such control over financial reporting during the quarter ended July 30, 2017.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The sections entitled "Item 1 — Election of Directors," "Voting Securities and Principal Shareholders — Ownership of Directors and Executive Officers" and "Voting Securities and Principal Shareholders — Compliance with Section 16(a) of the Exchange Act" in our Proxy Statement for the Annual Meeting of Shareholders to be held on November 15, 2017 (the 2017 Proxy) are incorporated herein by reference. The information presented in the section entitled "Corporate Governance Policies and Practices — Board Meetings and Committees — Board Committee Structure" in the 2017 Proxy relating to the members of our Audit Committee and the Audit Committee’s financial experts is incorporated herein by reference.
Certain of the information required by this Item relating to our executive officers is set forth under the heading "Executive Officers of the Company" in this Report.
We have adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer, Controller and members of the Chief Financial Officer’s financial leadership team. The Code of Ethics for the Chief Executive Officer and Senior Financial Officers is posted on our website, www.campbellsoupcompany.com (under the "About Us — Corporate Governance" caption). We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for the Chief Executive Officer and Senior Financial Officers by posting such information on our website.
We have also adopted a separate Code of Business Conduct and Ethics applicable to the Board of Directors, our officers and all of our employees. The Code of Business Conduct and Ethics is posted on our website, www.campbellsoupcompany.com (under the "About Us — Corporate Governance" caption). Our Corporate Governance Standards and the charters of our four standing committees of the Board of Directors can also be found at this website. Printed copies of the foregoing are available to any shareholder requesting a copy by:

•	writing to Investor Relations, Campbell Soup Company, 1 Campbell Place, Camden, NJ 08103-1799;

•	calling 1-800-840-2865; or

•	e-mailing our Investor Relations Department at investorrelations@campbellsoup.com.
Item 11. Executive Compensation
The information presented in the sections entitled "Compensation Discussion and Analysis," "Executive Compensation Tables," "Corporate Governance Policies and Practices — Compensation of Directors," "Corporate Governance Policies and Practices — Board Meetings and Committees — Board Committee Structure — Compensation and Organization Committee Interlocks and Insider Participation" and "Compensation Discussion and Analysis — Compensation and Organization Committee Report" in the 2017 Proxy is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information presented in the sections entitled "Voting Securities and Principal Shareholders — Ownership of Directors and Executive Officers" and "Voting Securities and Principal Shareholders — Principal Shareholders" in the 2017 Proxy is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about the stock that could have been issued under our equity compensation plans as of July 30, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (c)
Equity Compensation Plans Approved by Security Holders (1)	5,810,861	$52.08	9,650,970
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	5,810,861	$52.08	9,650,970
____________________________________

(1)
Column (a) represents stock options and restricted stock units outstanding under the 2015 Long-Term Incentive Plan, 2005 Long-Term Incentive Plan and the 2003 Long-Term Incentive Plan. Column (a) includes 3,547,900 TSR performance restricted stock units based on the maximum number of shares potentially issuable under the awards, and the number of shares, if any, to be issued pursuant to such awards will be determined based upon performance during the applicable three-year performance period.  No additional awards can be made under the 2003 Long-Term Incentive Plan or the 2005 Long-Term Incentive Plan. Future equity awards under the 2015 Long-Term Incentive Plan may take the form of stock options, SARs, performance unit awards, restricted stock, restricted performance stock, restricted stock units, or stock awards. Column (b) represents the weighted-average exercise price of the outstanding stock options only; the outstanding restricted stock units are not included in this calculation. Column (c) represents the maximum number of future equity awards that can be made under the 2015 Long-Term Incentive Plan as of July 30, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information presented in the section entitled "Corporate Governance Policies and Practices — Transactions with Related Persons," "Item 1  — Election of Directors — Director Independence" and "Corporate Governance Policies and Practices — Board Meetings and Committees — Board Committee Structure" in the 2017 Proxy is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information presented in the sections entitled "Item 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Firm Fees and Services" and "Item 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Committee Pre-Approval Policy" in the 2017 Proxy is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Report:
1.  Financial Statements
Consolidated Statements of Earnings for 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income for 2017, 2016 and 2015
Consolidated Balance Sheets as of July 30, 2017 and July 31, 2016
Consolidated Statements of Cash Flows for 2017, 2016 and 2015
Consolidated Statements of Equity for 2017, 2016 and 2015
Notes to Consolidated Financial Statements
Management's Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm
2.  Financial Statement Schedule
II - Valuation and Qualifying Accounts for 2017, 2016 and 2015
3.  Exhibits
Reference is made to Item 15(b) below.
(b) Exhibits. The Exhibit Index, which immediately precedes the signature page, is incorporated by reference into this Report.
(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.
Item 16. Form 10-K Summary
None.

INDEX TO EXHIBITS

2*
Securities Purchase Agreement, dated July 6, 2017, by and among Campbell Investment Company, Pacific Foods of Oregon, Inc. and the other parties named therein is incorporated by reference to Exhibit 2.1 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on July 6, 2017.

3(a)
Campbell’s Restated Certificate of Incorporation, as amended through February 24, 1997, is incorporated by reference to Exhibit 3(i) to Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 28, 2002.

3(b)	Campbell’s By-Laws, amended and restated effective March 22, 2017, are incorporated by reference to Exhibit 3 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 23, 2017.

4(a)
Indenture, dated November 24, 2008, between Campbell and The Bank of New York Mellon, as Trustee, is incorporated by reference to Exhibit 4(a) to Campbell’s Registration Statement on Form S-3 (SEC file number 333-155626) filed with the SEC on November 24, 2008.

4(b)
Form of First Supplemental Indenture, dated August 2, 2012, among Campbell, The Bank of New York Mellon and Wells Fargo Bank, National Association, as Series Trustee, to Indenture dated November 24, 2008, is incorporated by reference to Exhibit 4.1 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on August 2, 2012.

4(c)
Form of Subordinated Indenture between Campbell and Wells Fargo Bank, National Association, as Trustee, is incorporated by reference to Exhibit 4.2 to Campbell's Registration Statement on Form S-3 (SEC file number 333-219217) filed with the SEC on July 10, 2017.

4(d)	Form of 4.500% Notes due 2019 is incorporated by reference to Exhibit 4.1 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on January 20, 2009.

4(e)	Form of 4.250% Notes due 2021 is incorporated by reference to Exhibit 4.1 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on April 1, 2011.

4(f)	Form of 2.500% Notes due 2022 is incorporated by reference to Exhibit 4.1 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on August 2, 2012.

4(g)	Form of 3.800% Notes due 2042 is incorporated by reference to Exhibit 4.1 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on August 2, 2012.

9
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

10(h)+
Campbell Soup Company Supplemental Retirement Plan (formerly known as Deferred Compensation Plan II), as amended and restated effective as of August 1, 2015, is incorporated herein by reference to Exhibit 4(c) to Campbell’s Form S-8 (SEC file number 333-216582) filed with the SEC on March 9, 2017.

10(i)+	Form of Severance Protection Agreement filed herewith.

10(j)+	Form of Amendment to the Severance Protection Agreement filed herewith.

10(k)+	Form of U.S. Severance Protection Agreement is incorporated by reference to Exhibit 10(c) to Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 2, 2008.

10(l)+	Form of Non-U.S. Severance Protection Agreement is incorporated by reference to Exhibit 10(d) to Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 2, 2008.

10(m)+	Form of U.S. Severance Protection Agreement is incorporated by reference to Exhibit 10(m) to Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 31, 2011.

10(n)+	Form of Non-U.S. Severance Protection Agreement is incorporated by reference to Exhibit 10(n) to Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 31, 2011.

10(o)+
Form of Amendment to U.S. and Non-U.S. Severance Protection Agreements is incorporated by reference to Exhibit 10(o) to Campbell's Form 10-K (SEC file number 1-3822) for the fiscal year ended July 31, 2016.

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

10(s)+
Amendment 2017-1 to the Campbell Soup Company Severance Pay Plan for Salaried Employees, effective January 1, 2017, is incorporated by reference to Exhibit 10 to Campbell's Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended April 30, 2017.

10(t)+
Campbell Soup Company Supplemental Employees’ Retirement Plan, as amended and restated effective January 1, 2009, is incorporated by reference to Exhibit 10(c) to Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2009.

10(u)+
First Amendment to the Campbell Soup Company Supplemental Employees’ Retirement Plan, effective as of December 31, 2010, is incorporated by reference to Exhibit 10(c) to Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 30, 2011.

10(v)+
Wm. Bolthouse Farms, Inc. Deferred Compensation Plan, effective as of August 1, 2010, is incorporated by reference to Exhibit 10(f) to Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2015.

10(w)+
Form of 2005 Long-Term Incentive Plan Time-Lapsed Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.1 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on February 2, 2015.

10(x)+
Form of 2005 Long-Term Incentive Plan Nonqualified Stock Option Agreement is incorporated by reference to Exhibit 10 to Campbell's Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 1, 2015.

10(y)+
Form of 2015 Long-Term Incentive Plan Nonqualified Stock Option Agreement is incorporated by reference to Exhibit 10(dd) to Campbell's Form 10-K (SEC file number 1-3822) for the fiscal year ended July 31, 2016.

10(z)+
Form of 2015 Long-Term Incentive Plan Performance Stock Unit Agreement (Earnings Per Share) is incorporated by reference to Exhibit 10(b) to Campbell's Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended October 30, 2016.

10(aa)+
Form of 2015 Long-Term Incentive Plan Performance Stock Unit Agreement (Total Shareholder Return) is incorporated by reference to Exhibit 10(ff) to Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 31, 2016.

10(bb)+
Form of 2015 Long-Term Incentive Plan Time-Lapse Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10(c) to Campbell's Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended October 30, 2016.

10(cc)+	2017 Non-Employee Director Fees are incorporated by reference to Exhibit 10(a) to Campbell's Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended October 30, 2016.

10(dd)
Five-Year Credit Agreement, dated December 9, 2016, by and among Campbell Soup Company, the eligible subsidiaries referred to therein, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders named therein, is incorporated by reference to Exhibit 10 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on December 12, 2016.

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiary List.

23	Consent of Independent Registered Public Accounting Firm.

31(a)	Certification of Denise M. Morrison pursuant to Rule 13a-14(a).

31(b)	Certification of Anthony P. DiSilvestro pursuant to Rule 13a-14(a).

32(a)	Certification of Denise M. Morrison pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of Anthony P. DiSilvestro pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
*Disclosure schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Campbell agrees to furnish a copy of any omitted attachment to the SEC on a confidential basis upon request.
+This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Campbell has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
September 27, 2017

CAMPBELL SOUP COMPANY

By:	/s/ Anthony P. DiSilvestro
Anthony P. DiSilvestro
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Campbell and in the capacities indicated on September 27, 2017.

Signatures

/s/ Denise M. Morrison	/s/ Mary Alice D. Malone
Denise M. Morrison	Mary Alice D. Malone
President, Chief Executive Officer and Director	Director
(Principal Executive Officer)

/s/ Anthony P. DiSilvestro	/s/ Sara Mathew
Anthony P. DiSilvestro	Sara Mathew
Senior Vice President and Chief Financial Officer	Director
(Principal Financial Officer)

/s/ Stanley Polomski	/s/ Keith R. McLoughlin
Stanley Polomski	Keith R. McLoughlin
Vice President and Controller	Director
(Principal Accounting Officer)

/s/ Les C. Vinney	/s/ Charles R. Perrin
Les C. Vinney	Charles R. Perrin
Chairman and Director	Director

/s/ Fabiola R. Arredondo	/s/ Nick Shreiber
Fabiola R. Arredondo	Nick Shreiber
Director	Director

/s/ Bennett Dorrance	/s/ Tracey T. Travis
Bennett Dorrance	Tracey T. Travis
Director	Director

/s/ Randall W. Larrimore	/s/ Archbold D. van Beuren
Randall W. Larrimore	Archbold D. van Beuren
Director	Director

/s/ Marc B. Lautenbach
Marc B. Lautenbach
Director

Schedule II

CAMPBELL SOUP COMPANY
Valuation and Qualifying Accounts

For the Fiscal Years ended July 30, 2017, July 31, 2016, and August 2, 2015
(Millions)

	Balance at Beginning of Period	Charged to/ (Reduction in) Costs and Expenses	Deductions	Balance at End of Period
Fiscal year ended July 30, 2017
Cash discount	$4	$109	$(109)	$4
Bad debt reserve	3	—	(1)	2
Returns reserve(1)	5	—	—	5
Total Accounts receivable allowances	$12	$109	$(110)	$11

Fiscal year ended July 31, 2016
Cash discount	$5	$116	$(117)	$4
Bad debt reserve	4	(1)	—	3
Returns reserve(1)	4	2	(1)	5
Total Accounts receivable allowances	$13	$117	$(118)	$12

Fiscal year ended August 2, 2015
Cash discount	$4	$116	$(115)	$5
Bad debt reserve	3	2	(1)	4
Returns reserve(1)	5	—	(1)	4
Total Accounts receivable allowances	$12	$118	$(117)	$13
_______________________________________

(1)
The returns reserve is evaluated quarterly and adjusted accordingly. During each period, returns are charged to net sales in the Consolidated Statements of Earnings as incurred. Actual returns were approximately $103 in 2017, $95 in 2016 and $105 in 2015, or less than 2% of net sales.