Form 10-Q
period 2018-01-28
CAMPBELL SOUP CO
filed 2018-03-05
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number
January 28, 2018	1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.
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

There were 300,633,988 shares of capital stock outstanding as of February 28, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Six Months Ended
	January 28, 2018	January 29, 2017	January 28, 2018	January 29, 2017
Net sales	$2,180	$2,171	$4,341	$4,373
Costs and expenses
Cost of products sold	1,414	1,360	2,792	2,711
Marketing and selling expenses	228	240	447	470
Administrative expenses	165	141	314	266
Research and development expenses	27	25	57	52
Other expenses / (income)	70	201	41	212
Restructuring charges	33	(1)	35	—
Total costs and expenses	1,937	1,966	3,686	3,711
Earnings before interest and taxes	243	205	655	662
Interest expense	32	29	63	58
Interest income	—	1	1	2
Earnings before taxes	211	177	593	606
Taxes on earnings	(74)	76	33	213
Net earnings	285	101	560	393
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	—
Net earnings attributable to Campbell Soup Company	$285	$101	$560	$393
Per Share — Basic
Net earnings attributable to Campbell Soup Company	$.95	$.33	$1.86	$1.28
Dividends	$.35	$.35	$.70	$.70
Weighted average shares outstanding — basic	301	306	301	307
Per Share — Assuming Dilution
Net earnings attributable to Campbell Soup Company	$.95	$.33	$1.85	$1.27
Weighted average shares outstanding — assuming dilution	301	309	302	309
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(unaudited)
(millions)

	Three Months Ended
	January 28, 2018			January 29, 2017
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$285			$101
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$66	$—	66	$(16)	$—	(16)
Cash-flow hedges:
Unrealized gains (losses) arising during the period	2	(2)	—	17	(6)	11
Reclassification adjustment for (gains) losses included in net earnings	3	—	3	5	(2)	3
Pension and other postretirement benefits:
Prior service cost arising during the period	(3)	1	(2)	—	—	—
Reclassification of prior service credit included in net earnings	(6)	2	(4)	(7)	3	(4)
Other comprehensive income (loss)	$62	$1	63	$(1)	$(5)	(6)
Total comprehensive income (loss)			$348			$95
Total comprehensive income (loss) attributable to noncontrolling interests			(1)			—
Total comprehensive income (loss) attributable to Campbell Soup Company			$349			$95

	Six Months Ended
	January 28, 2018			January 29, 2017
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$560			$393
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$34	$—	34	$(24)	$—	(24)
Cash-flow hedges:
Unrealized gains (losses) arising during the period	11	(4)	7	30	(11)	19
Reclassification adjustment for (gains) losses included in net earnings	1	—	1	7	(2)	5
Pension and other postretirement benefits:
Prior service cost arising during the period	(3)	1	(2)	—	—	—
Reclassification of prior service credit included in net earnings	(13)	4	(9)	(13)	5	(8)
Other comprehensive income (loss)	$30	$1	31	$—	$(8)	(8)
Total comprehensive income (loss)			$591			$385
Total comprehensive income (loss) attributable to noncontrolling interests			(1)			1
Total comprehensive income (loss) attributable to Campbell Soup Company			$592			$384
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	January 28, 2018	July 30, 2017
Current assets
Cash and cash equivalents	$196	$319
Accounts receivable, net	738	605
Inventories	869	902
Other current assets	125	74
Total current assets	1,928	1,900
Plant assets, net of depreciation	2,518	2,454
Goodwill	2,259	2,115
Other intangible assets, net of amortization	1,485	1,118
Other assets ($70 as of 2018 and $51 as of 2017 attributable to variable interest entity)	146	139
Total assets	$8,336	$7,726
Current liabilities
Short-term borrowings	$1,659	$1,037
Payable to suppliers and others	707	666
Accrued liabilities	523	561
Dividends payable	106	111
Accrued income taxes	17	20
Total current liabilities	3,012	2,395
Long-term debt	2,247	2,499
Deferred taxes	383	490
Other liabilities	745	697
Total liabilities	6,387	6,081
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	321	359
Earnings retained in the business	2,734	2,385
Capital stock in treasury, at cost	(1,104)	(1,066)
Accumulated other comprehensive loss	(21)	(53)
Total Campbell Soup Company shareholders' equity	1,942	1,637
Noncontrolling interests	7	8
Total equity	1,949	1,645
Total liabilities and equity	$8,336	$7,726
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Six Months Ended
	January 28, 2018	January 29, 2017
Cash flows from operating activities:
Net earnings	$560	$393
Adjustments to reconcile net earnings to operating cash flow
Impairment charges	75	212
Restructuring charges	35	—
Stock-based compensation	32	32
Noncurrent income taxes	52	—
Pension and postretirement benefit income	(32)	(23)
Depreciation and amortization	161	154
Deferred income taxes	(106)	—
Other, net	18	6
Changes in working capital, net of acquisition
Accounts receivable	(113)	(95)
Inventories	84	117
Prepaid assets	(25)	(9)
Accounts payable and accrued liabilities	(10)	(100)
Net receipts from (payments of) hedging activities	(31)	1
Other	(40)	(21)
Net cash provided by operating activities	660	667
Cash flows from investing activities:
Purchases of plant assets	(132)	(119)
Business acquired, net of cash acquired	(682)	—
Other, net	(11)	(13)
Net cash used in investing activities	(825)	(132)
Cash flows from financing activities:
Net short-term borrowings	379	2
Long-term repayments	(16)	(61)
Dividends paid	(216)	(207)
Treasury stock purchases	(86)	(234)
Treasury stock issuances	—	2
Payments related to tax withholding for stock-based compensation	(23)	(20)
Net cash provided by (used in) financing activities	38	(518)
Effect of exchange rate changes on cash	4	(4)
Net change in cash and cash equivalents	(123)	13
Cash and cash equivalents — beginning of period	319	296
Cash and cash equivalents — end of period	$196	$309
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at July 31, 2016	323	$12	(15)	$(664)	$354	$1,927	$(104)	$8	$1,533
Net earnings (loss)						393		—	393
Other comprehensive income (loss)							(9)	1	(8)
Dividends ($.70 per share)						(218)			(218)
Treasury stock purchased			(4)	(234)					(234)
Treasury stock issued under management incentive and stock option plans			1	33	(20)				13
Balance at January 29, 2017	323	$12	(18)	$(865)	$334	$2,102	$(113)	$9	$1,479
Balance at July 30, 2017	323	$12	(22)	$(1,066)	$359	$2,385	$(53)	$8	$1,645
Net earnings (loss)						560		—	560
Other comprehensive income (loss)							32	(1)	31
Dividends ($.70 per share)						(211)			(211)
Treasury stock purchased			(2)	(86)					(86)
Treasury stock issued under management incentive and stock option plans			2	48	(38)				10
Balance at January 28, 2018	323	$12	(22)	$(1,104)	$321	$2,734	$(21)	$7	$1,949
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

	Three Months Ended	Six Months Ended
Increase / (decrease) in expense	January 29, 2017	January 29, 2017
Cost of products sold	$14	$4
Marketing and selling expenses	$3	$5
Administrative expenses	$2	$4
Research and development expenses	$—	$1
Other expenses / (income)	$(19)	$(14)
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
In February 2018, the FASB issued guidance that provides entities an option to reclassify the tax effects of the Tax Cuts and Jobs Act of 2017 on items within accumulated other comprehensive income to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. Entities are able to early adopt the guidance in any interim or annual period for which financial statements have not yet been issued and apply it either in the period of adoption or retrospectively to each period in which the tax effects of the Tax Cuts and Jobs Act of 2017 related to items in accumulated other comprehensive income are recognized. New disclosures are required regardless of whether an entity elects to reclassify the tax effects. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

3.	Acquisitions
On December 18, 2017, we entered into an agreement to acquire Snyder's-Lance, Inc. (Snyder's-Lance) for $50.00 per share. The closing of the transaction is subject to customary closing conditions and termination rights, including the approval of Snyder's-Lance shareholders. We expect to finance the acquisition through $6,200 of debt, which includes the payoff of Snyder's-Lance indebtedness. We are a party to a bridge facility commitment letter with a group of lenders, which initially provided up to $6,200 under a 364-day senior unsecured bridge term loan credit facility. On December 29, 2017, we entered into a single draw, unsecured, senior term loan facility equal to $1,200 to finance a portion of the Snyder’s-Lance acquisition and reduce the commitment under the bridge facility commitment letter to $5,000. Debt issued under the term loan facility has a maturity date of three years from the initial funding date and will bear interest at the rates specified in the term loan facility, which vary based on the type of loan and certain other customary conditions. The term loan facility contains customary covenants and events of default for credit facilities of this type. We plan to replace or refinance the remaining $5,000 under the bridge loan facility through an offering of senior unsecured notes. In the three-month period ended January 28, 2018, we recognized transaction costs of $24 associated with the pending acquisition. These costs were recorded in Other expenses / (income).
On December 12, 2017, we completed the acquisition of Pacific Foods of Oregon, LLC (Pacific Foods) for $689, subject to customary post-closing adjustments. Pacific Foods produces broth, soups, non-dairy beverages and other simple meals. The excess of the purchase price over the estimated fair values of identifiable net assets was recorded as $202 of goodwill. The goodwill is expected to be deductible for tax purposes. The goodwill was primarily attributable to future growth opportunities, anticipated synergies, and intangible assets that did not qualify for separate recognition. The goodwill is included in the Americas Simple Meals and Beverages segment.
For the three-month period ended January 28, 2018, the contribution of the Pacific Foods acquisition to Net sales was $28. The contribution to Net earnings was not material.
The acquired assets and assumed liabilities include the following:

Pacific Foods
Cash	$7
Accounts receivable	16
Inventories	50
Other current assets	1
Plant assets	78
Goodwill	202
Other intangible assets	366
Accounts payable	(25)
Accrued liabilities	(6)
Total assets acquired and liabilities assumed	$689
The identifiable intangible assets of Pacific Foods consist of $280 in non-amortizable trademarks, and $86 in customer relationships to be amortized over 20 years.
The purchase price allocation is preliminary and is subject to the finalization of appraisals, which will be completed in 2018.
The following unaudited summary information is presented on a consolidated pro forma basis as if the Pacific Foods acquisition had occurred on August 1, 2016:

	Three Months Ended		Six Months Ended
	January 28, 2018	January 29, 2017	January 28, 2018	January 29, 2017
Net sales	$2,210	$2,234	$4,449	$4,506
Net earnings attributable to Campbell Soup Company	$285	$102	$563	$394
Net earnings per share attributable to Campbell Soup Company - assuming dilution	$0.95	$0.33	$1.86	$1.28
The pro forma amounts include additional interest expense on the debt issued to finance the purchase, amortization and depreciation expense based on the estimated fair value and useful lives of intangible assets and plant assets, and related tax effects. The pro forma results are not necessarily indicative of the combined results had the Pacific Foods acquisition been completed on August 1, 2016, nor are they indicative of future combined results.

4.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

	Foreign Currency Translation Adjustments(1)	Gains (Losses) on Cash Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at July 31, 2016	$(124)	$(41)	$61	$(104)
Other comprehensive income (loss) before reclassifications	(25)	19	—	(6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	5	(8)	(3)
Net current-period other comprehensive income (loss)	(25)	24	(8)	(9)
Balance at January 29, 2017	$(149)	$(17)	$53	$(113)
Balance at July 30, 2017	$(84)	$(22)	$53	$(53)
Other comprehensive income (loss) before reclassifications	35	7	(2)	40
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	(9)	(8)
Net current-period other comprehensive income (loss)	35	8	(11)	32
Balance at January 28, 2018	$(49)	$(14)	$42	$(21)
_____________________________________

(1)	Included a tax expense of $6 as of January 28, 2018, July 30, 2017, January 29, 2017, and July 31, 2016.

(2)	Included a tax benefit of $8 as of January 28, 2018, $12 as of July 30, 2017, $10 as of January 29, 2017, and $23 as of July 31, 2016.

(3)	Included a tax expense of $25 as of January 28, 2018, $30 as of July 30, 2017, and January 29, 2017, and $35 as of July 31, 2016.
Amounts related to noncontrolling interests were not material.
The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Six Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	January 28, 2018	January 29, 2017	January 28, 2018	January 29, 2017	Location of (Gain) Loss Recognized in Earnings
(Gains) losses on cash flow hedges:
Foreign exchange forward contracts	$2	$3	$—	$4	Cost of products sold
Foreign exchange forward contracts	—	1	—	1	Other expenses / (income)
Forward starting interest rate swaps	1	1	1	2	Interest expense
Total before tax	3	5	1	7
Tax expense (benefit)	—	(2)	—	(2)
(Gain) loss, net of tax	$3	$3	$1	$5

Pension and postretirement benefit adjustments:
Prior service credit	$(6)	$(7)	$(13)	$(13)	Other expenses / (income)
Tax expense (benefit)	2	3	4	5
(Gain) loss, net of tax	$(4)	$(4)	$(9)	$(8)

5.	Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill by business segment:

	Americas Simple Meals and Beverages	Global Biscuits and Snacks	Campbell Fresh	Total
Net balance at July 30, 2017(1)	$780	$795	$540	$2,115
Acquisition	202	—	—	202
Impairment charges	—	—	(75)	(75)
Foreign currency translation adjustment	—	17	—	17
Net balance at January 28, 2018(1)	$982	$812	$465	$2,259
_____________________________________

(1)
The Campbell Fresh segment includes accumulated impairment charges of $372 as of January 28, 2018, and $297 as of July 30, 2017 related to the Bolthouse Farms carrot and carrot ingredients reporting unit and the Garden Fresh Gourmet reporting unit.

In 2018, we acquired Pacific Foods for $689 and goodwill related to the acquisition was $202. See Note 3 for additional information.
During the second quarter of 2018, we performed an interim impairment assessment as of December 31, 2017, on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit as operating performance was below expectations. The business was impacted by adverse weather conditions and the implementation of enhanced quality protocols, which impacted crop yields and resulted in higher costs. This cost volatility continued to be higher than expected and caused us to reassess our short- and long-term margin expectations for this business. Based on recent performance, we reduced our outlook for future operating margins and discounted cash flows, which resulted in a $75 impairment charge, representing a write-down of all of the remaining goodwill in the reporting unit.
Intangible Assets
The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

Intangible Assets	January 28, 2018	July 30, 2017
Amortizable intangible assets
Customer relationships	$311	$223
Technology	40	40
Other	35	35
Total gross amortizable intangible assets	$386	$298
Accumulated amortization	(101)	(92)
Total net amortizable intangible assets	$285	$206
Non-amortizable intangible assets
Trademarks	1,200	912
Total net intangible assets	$1,485	$1,118
Non-amortizable intangible assets consist of trademarks, which include Bolthouse Farms, Pace, Pacific Foods, Plum, Kjeldsens, Garden Fresh Gourmet and Royal Dansk. Other amortizable intangible assets consist of recipes, patents, trademarks and distributor relationships.
Amortization of intangible assets was $8 and $10 for the six-month periods ended January 28, 2018, and January 29, 2017, respectively. Amortization expense for the next 5 years is estimated to be $18 in 2018, $20 in 2019 through 2021, and $19 in 2022. Asset useful lives range from 5 to 20 years.
Due to the factors described above regarding the Bolthouse Farms carrot and carrot ingredients reporting unit, we performed an interim impairment assessment on the trademark in the reporting unit. The fair value of the trademark exceeded the carrying value, which was $48, as of December 31, 2017.

6.	Segment Information
We manage our businesses in three segments focused mainly on product categories. The segments are as follows:

•
Americas Simple Meals and Beverages segment includes the retail and food service businesses in the U.S. and Canada. The segment includes the following products: Campbell’s condensed and ready-to-serve soups; Swanson broth and stocks; Prego pasta sauces; Pace Mexican sauces; Campbell’s gravies, pasta, beans and dinner sauces; Swanson canned poultry; Plum food and snacks; V8 juices and beverages; Campbell’s tomato juice; and as of December 12, 2017, Pacific Foods broth, soups, non-dairy beverages and other simple meals;

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

	Three Months Ended		Six Months Ended
	January 28, 2018	January 29, 2017	January 28, 2018	January 29, 2017
Net sales
Americas Simple Meals and Beverages	$1,196	$1,215	$2,414	$2,493
Global Biscuits and Snacks	726	696	1,435	1,386
Campbell Fresh	257	260	491	494
Corporate	1	—	1	—
Total	$2,180	$2,171	$4,341	$4,373

	Three Months Ended		Six Months Ended
	January 28, 2018	January 29, 2017	January 28, 2018	January 29, 2017
Earnings before interest and taxes
Americas Simple Meals and Beverages	$282	$311	$610	$691
Global Biscuits and Snacks	139	137	259	252
Campbell Fresh	(11)	(3)	(17)	(2)
Corporate(1)	(134)	(241)	(162)	(279)
Restructuring charges(2)	(33)	1	(35)	—
Total	$243	$205	$655	$662
_______________________________________

(1)
Represents unallocated items. Pension and postretirement benefit mark-to-market adjustments are included in Corporate. There were gains of $14 in the six-month period ended January 28, 2018, and losses of $20 in the six-month period ended January 29, 2017. Costs related to the implementation of our new organizational structure and cost savings initiatives were $27 in the three-month period ended January 28, 2018, and $44 and $11 in the six-month periods ended January 28, 2018, and January 29, 2017, respectively. Transaction costs of $24 associated with the pending acquisition of Snyder's-Lance were in the three- and six-month periods ended January 28, 2018. Impairment charge of $75 on the intangible assets of the Bolthouse

Farms carrot and carrot ingredients reporting unit was included in the three- and six-month periods ended January 28, 2018, and impairment charges of $212 on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit and the Garden Fresh Gourmet reporting unit were also included in the three- and six-month periods ended January 29, 2017.

(2)	See Note 7 for additional information.
Our global net sales based on product categories are as follows:

	Three Months Ended		Six Months Ended
	January 28, 2018	January 29, 2017	January 28, 2018	January 29, 2017
Net sales
Soup	$814	$831	$1,621	$1,694
Baked snacks	690	661	1,367	1,314
Other simple meals	434	436	869	865
Beverages	241	243	483	500
Other	1	—	1	—
Total	$2,180	$2,171	$4,341	$4,373
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
In support of the new structure, we designed and implemented a global shared services organization. We also streamlined our organizational structure, implemented an initiative to reduce overhead across the organization and are pursuing other initiatives to reduce costs and increase effectiveness. As part of these initiatives, we commenced a voluntary employee separation program available to certain U.S.-based salaried employees nearing retirement who met age, length-of-service and business unit/function criteria. A total of 471 employees elected the program. The electing employees remained with us through at least July 31, 2015, with some remaining beyond that date.
In February 2017, we announced that we were expanding these cost savings initiatives by further optimizing our supply chain network, primarily in North America, continuing to evolve our operating model to drive efficiencies, and more fully integrating our recent acquisitions. We extended the time horizon for the initiatives from 2018 to 2020. Cost estimates for these expanded initiatives, as well as timing for certain activities, are continuing to be developed. In January 2018, as part of the expanded initiatives, we authorized additional pre-tax costs to improve the operational efficiency of our thermal supply chain network in North America by closing our manufacturing facility in Toronto, Ontario, and to optimize our information technology infrastructure by migrating certain applications to the latest cloud technology platform.
A summary of the restructuring charges we recorded and charges incurred in Administrative expenses and Cost of products sold related to the implementation of the new organizational structure and costs savings initiatives is as follows:

	Three Months Ended		Six Months Ended		Year Ended
	January 28, 2018	January 29, 2017	January 28, 2018	January 29, 2017	July 30, 2017	July 31, 2016	August 2, 2015
Restructuring charges	$33	$(1)	$35	$—	$18	$35	$102
Administrative expenses	26	3	38	11	36	47	22
Cost of products sold	1	—	6	—	4	—	—
Total pre-tax charges	$60	$2	$79	$11	$58	$82	$124

A summary of the pre-tax costs associated with the initiatives is as follows:

Recognized as of January 28, 2018
Severance pay and benefits	$167
Asset impairment/accelerated depreciation	19
Implementation costs and other related costs	157
Total	$343
The total estimated pre-tax costs for actions that have been identified are approximately $515 to $560. We expect to incur substantially all of the costs through 2019. This estimate will be updated as costs for the expanded initiatives are developed.
We expect the costs for actions that have been identified to date to consist of the following: approximately $170 in severance pay and benefits; approximately $85 in asset impairment and accelerated depreciation; and approximately $260 to $305 in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Americas Simple Meals and Beverages - approximately 39%; Global Biscuits and Snacks - approximately 30%; Campbell Fresh - approximately 3%; and Corporate - approximately 28%.
Of the aggregate $515 to $560 of pre-tax costs identified to date, we expect approximately $415 to $460 will be cash expenditures. In addition, we expect to invest approximately $250 in capital expenditures through 2020 primarily related to the U.S. warehouse optimization project, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, insourcing of manufacturing for certain simple meal products and optimization of information technology infrastructure and applications, of which we invested approximately $37 as of January 28, 2018.
A summary of the restructuring activity and related reserves associated with the initiatives at January 28, 2018, is as follows:

	Severance Pay and Benefits	Non-Cash Benefits(3)	Implementation Costs and Other Related Costs(4)	Asset Impairment/Accelerated Depreciation	Other Non-Cash Exit Costs(5)	Total Charges
Accrued balance at July 30, 2017(1)	$26
2018 charges	30	2	37	7	3	$79
2018 cash payments	(18)
Accrued balance at January 28, 2018(2)	$38
_______________________________________

(1)	Includes $2 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.

(2)	Includes $27 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.

(3)	Represents pension termination benefits. See Note 10.

(4)
Includes other costs recognized as incurred that are not reflected in the restructuring reserve in the Consolidated Balance Sheet. The costs are included in Administrative expenses and Cost of products sold in the Consolidated Statements of Earnings.

(5)	Includes non-cash costs that are not reflected in the restructuring reserve in the Consolidated Balance Sheet.
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

	January 28, 2018
	Three Months Ended	Six Months Ended	Costs Incurred to Date
Americas Simple Meals and Beverages	$33	$40	$132
Global Biscuits and Snacks	21	27	105
Campbell Fresh	2	3	9
Corporate	4	9	97
Total	$60	$79	$343

8.	Earnings per Share (EPS)
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. The earnings per share calculation for the three-month period ended January 28, 2018, excludes approximately 2 million stock options that would have been antidilutive. The earnings per share calculation for the six-month period ended January 28, 2018, excludes approximately 1 million stock options that would have been antidilutive. The earnings per share calculation for the three- and six-month periods ended January 29, 2017, excludes less than 1 million stock options that would have been antidilutive.

9.	Taxes on Earnings
The Tax Cuts and Jobs Act of 2017 (the Act) was enacted into law on December 22, 2017, and made significant changes to corporate taxation. Changes under the Act include:

•	Reducing the federal corporate tax rate from 35% to 21% effective January 1, 2018;

•	Eliminating the deduction for domestic manufacturing activities, which impacts us beginning in 2019;

•	Repealing the exception for deductibility of performance-based compensation to covered employees, which impacts us beginning in 2019, along with expanding the number of covered employees;

•	Transitioning to a territorial system for taxation on foreign earnings along with the imposition of a transition tax in 2018 on the deemed repatriation of unremitted foreign earnings;

•	Limiting the deductibility of interest expense to 30% of adjusted taxable income, which is effective for us beginning in 2019 ;

•	Immediate expensing of machinery and equipment placed into service after September 27, 2017; and

•
Changes to the taxation of multinational companies, including a new minimum tax on Global Intangible Low-Taxed Income, a new Base Erosion Anti-Abuse Tax, and a new U.S. corporate deduction for Foreign-Derived Intangible Income, all of which are effective for us beginning in 2019.

The U.S. Securities and Exchange Commission recently released Staff Accounting Bulletin (SAB) 118, which allows for a measurement period while a company obtains, prepares, and analyzes the information necessary to finalize its accounting for the effects of the Act. Specifically, SAB 118 details a three-step process that should apply to each reporting period:

•	First, report the effects of the Act for which the accounting is complete;

•	Second, report provisional amounts for which the accounting is not complete, but a reasonable estimate can be determined; and

•	Third, do not report a provisional amount for which a reasonable estimate cannot be made.
Based on the Act and SAB 118, the following items are reflected in this quarter:

•	The corporate rate reduction as of January 1, 2018, resulted in a blended U.S. statutory tax rate of approximately 27%;

•	Remeasurement of deferred tax assets and liabilities resulted in a tax benefit of $183; and

•	Imposition of a transition tax on unremitted foreign earnings resulted in a tax charge of $59.
The amounts recorded represent provisional amounts based on our best estimates and current interpretation of the provisions of the Act and may change as additional guidance is issued.
During the first quarter of 2018, we settled a state tax audit which resulted in the recognition of a $15 benefit that impacted the effective tax rate, and a $33 reduction in unrecognized tax benefits. The balance of unrecognized tax benefits as of January 28, 2018, was $32, of which $21 would impact the effective tax rate if recognized. The total amount of unrecognized tax benefits can change due to audit settlements, tax examination activities, statute expirations and the recognition and measurement criteria under accounting for uncertainty in income taxes.

10.	Pension and Postretirement Benefits
Components of net benefit expense (income) were as follows:

	Three Months Ended				Six Months Ended
	Pension		Postretirement		Pension		Postretirement
	January 28, 2018	January 29, 2017	January 28, 2018	January 29, 2017	January 28, 2018	January 29, 2017	January 28, 2018	January 29, 2017
Service cost	$6	$7	$—	$1	$12	$13	$—	$1
Interest cost	18	21	2	2	37	43	4	5
Expected return on plan assets	(36)	(36)	—	—	(72)	(72)	—	—
Amortization of prior service credit	—	—	(6)	(7)	—	—	(13)	(13)
Special termination benefits	2	—	—	—	2	—	—	—
Net periodic benefit income	$(10)	$(8)	$(4)	$(4)	$(21)	$(16)	$(9)	$(7)
The special termination benefits of $2 related to the planned closure of the manufacturing facility in Toronto, Ontario, and were included in Restructuring charges. See Note 7.
The components of net periodic benefit expense (income) other than the service cost component are included in Other expenses / (income) in the Consolidated Statements of Earnings. Beginning in 2018, under the revised FASB guidance adopted in the first quarter, only the service cost component of net periodic benefit expense (income) is eligible for capitalization.
Beginning in 2018, we changed the method we use to estimate the service and interest cost components of net periodic benefit expense (income). We elected to use a full yield curve approach to estimate service cost and interest cost by applying the specific spot rates along the yield curve used to determine the benefit obligation of the relevant projected cash flows. Previously, we estimated service cost and interest cost using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We are making this change to provide a more precise measurement of service cost and interest cost by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. This change will not affect the measurement of our benefit obligations. We accounted for this change prospectively in 2018 as a change in accounting estimate. As a result of this change, net periodic benefit income increased by approximately $4 and $8 in the three- and six-month periods ended January 28, 2018, respectively, compared to what the net periodic benefit income would have been under the previous method.

11.	Financial Instruments
The principal market risks to which we are exposed are changes in foreign currency exchange rates, interest rates, and commodity prices. In addition, we are exposed to equity price changes related to certain deferred compensation obligations. In order to manage these exposures, we follow established risk management policies and procedures, including the use of derivative contracts such as swaps, rate locks, options, forwards and commodity futures. We enter into these derivative contracts for periods consistent with the related underlying exposures, and the contracts do not constitute positions independent of those exposures. We do not enter into derivative contracts for speculative purposes and do not use leveraged instruments. Our derivative programs include instruments that qualify and others that do not qualify for hedge accounting treatment.
Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We did not have credit-risk-related contingent features in our derivative instruments as of January 28, 2018, or July 30, 2017.
We are also exposed to credit risk from our customers. During 2017, our largest customer accounted for approximately 20% of consolidated net sales. Our five largest customers accounted for approximately 39% of our consolidated net sales in 2017.
We closely monitor credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk related to our international operations, including non-functional currency intercompany debt and net investments in subsidiaries. We are also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. Principal currencies hedged include the Canadian dollar,

Australian dollar and U.S. dollar. We utilize foreign exchange forward purchase and sale contracts, as well as cross-currency swaps, to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. To hedge currency exposures related to intercompany debt, we enter into foreign exchange forward purchase and sale contracts, as well as cross-currency swap contracts, for periods consistent with the underlying debt. The notional amount of foreign exchange forward contracts accounted for as cash-flow hedges was $70 at January 28, 2018, and $84 at July 30, 2017. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings on the same line item and the same period in which the underlying hedged transaction affects earnings. The notional amount of foreign exchange forward contracts that are not designated as accounting hedges was $148 and $336 at January 28, 2018, and July 30, 2017, respectively. There were no cross-currency swap contracts outstanding as of January 28, 2018, or July 30, 2017.
Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are designated as fair-value hedges. We manage our exposure to interest rate volatility on future debt issuances by entering into forward starting interest rate swaps or treasury rate lock contracts to lock in the rate on the interest payments related to the anticipated debt issuances. The contracts are either designated as cash-flow hedging instruments or are undesignated.The effective portion of the changes in fair value on designated instruments is recorded in other comprehensive income (loss) and reclassified into the Consolidated Statements of Earnings over the life of the debt. The change in fair value on undesignated instruments is recorded in interest expense. At January 28, 2018, and July 30, 2017, we had forward starting interest rate swaps accounted for as cash flow hedges with a notional value of $300, which relate to an anticipated debt issuance in 2018. We settled forward starting interest rate swaps with a notional value of $300 in October 2017 at a loss of $22. The effective portion of the loss was recorded in other comprehensive income (loss) and will be recognized as additional interest expense over the 10-year life of the anticipated debt issuance in 2018. The notional amount of treasury rate lock contracts accounted for as undesignated hedges was $200 at January 28, 2018, which relate to an anticipated debt issuance in 2018.
Subsequent to January 28, 2018, we entered into additional treasury rate lock contracts which relate to an anticipated debt issuance in 2018 with a notional amount of $2,100 as of February 28, 2018. These instruments are undesignated.
Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, soybean oil, diesel fuel, cocoa, natural gas, aluminum, soybean meal, corn, butter and cheese, which impact the cost of raw materials. Commodity futures, options, and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. There were no commodity contracts accounted for as cash-flow hedges as of January 28, 2018, or July 30, 2017. The notional amount of commodity contracts not designated as accounting hedges was $84 at January 28, 2018, and $90 at July 30, 2017.
In 2017, we entered into a supply contract under which prices for certain raw materials are established based on anticipated volume requirements over a twelve-month period. Certain prices under the contract are based in part on certain component parts of the raw materials that are in excess of our needs or not required for our operations, thereby creating an embedded derivative requiring bifurcation. We net settle amounts due under the contract with our counterparty. The notional value was approximately $75 at January 28, 2018, and $35 at July 30, 2017. The fair value was not material as of January 28, 2018, and July 30, 2017. Unrealized gains (losses) and settlements are included in Cost of products sold in our Consolidated Statements of Earnings.
Equity Price Risk
We enter into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of our capital stock, the total return of the Vanguard Institutional Index, and the total return of the Vanguard Total International Stock Index. Under these contracts, we pay variable interest rates and receive from the counterparty either the total return on our capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index; or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index. These contracts were not designated as hedges for accounting purposes. We enter into these contracts for periods typically not exceeding 12 months. The notional amounts of the contracts as of January 28, 2018, and July 30, 2017, were $42 and $43, respectively.

The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of January 28, 2018, and July 30, 2017:

	Balance Sheet Classification	January 28, 2018	July 30, 2017
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$1	$3
Forward starting interest rate swaps	Other current assets	10	—
Total derivatives designated as hedges		$11	$3
Derivatives not designated as hedges:
Commodity derivative contracts	Other current assets	$5	$5
Deferred compensation derivative contracts	Other current assets	3	1
Treasury rate lock contracts	Other current assets	1	—
Commodity derivative contracts	Other assets	—	1
Total derivatives not designated as hedges		$9	$7
Total asset derivatives		$20	$10

	Balance Sheet Classification	January 28, 2018	July 30, 2017
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$—	$1
Forward starting interest rate swaps	Accrued liabilities	—	22
Total derivatives designated as hedges		$—	$23
Derivatives not designated as hedges:
Commodity derivative contracts	Accrued liabilities	$2	$1
Foreign exchange forward contracts	Accrued liabilities	6	19
Foreign exchange forward contracts	Other liabilities	—	1
Total derivatives not designated as hedges		$8	$21
Total liability derivatives		$8	$44
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of January 28, 2018, and July 30, 2017, would be adjusted as detailed in the following table:

	January 28, 2018			July 30, 2017
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$20	$(6)	$14	$10	$(3)	$7
Total liability derivatives	$8	$(6)	$2	$44	$(3)	$41
We do not offset fair value amounts recognized for exchange-traded commodity derivative instruments and cash margin accounts executed with the same counterparty that are subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of open positions. At January 28, 2018, and July 30, 2017, a cash margin account balance of $1 was included in Other current assets in the Consolidated Balance Sheets.

The following tables show the effect of our derivative instruments designated as cash-flow hedges for the three- and six-month periods ended January 28, 2018, and January 29, 2017, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-Flow Hedge OCI Activity
Derivatives Designated as Cash-Flow Hedges		January 28, 2018	January 29, 2017
Three Months Ended
OCI derivative gain (loss) at beginning of quarter		$(27)	$(49)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		(5)	(2)
Forward starting interest rate swaps		7	19
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	2	3
Foreign exchange forward contracts	Other expenses / (income)	—	1
Forward starting interest rate swaps	Interest expense	1	1
OCI derivative gain (loss) at end of quarter		$(22)	$(27)

Six Months Ended
OCI derivative gain (loss) at beginning of year		$(34)	$(64)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		1	1
Forward starting interest rate swaps		10	29
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	—	4
Foreign exchange forward contracts	Other expenses / (income)	—	1
Forward starting interest rate swaps	Interest expense	1	2
OCI derivative gain (loss) at end of quarter		$(22)	$(27)
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a loss of $8. The ineffective portion and amount excluded from effectiveness testing were not material.
The following table shows the effects of our derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

		Amount of (Gain) Loss Recognized in Earnings on Derivatives
Derivatives not Designated as Hedges	Location of (Gain) Loss Recognized in Earnings	Three Months Ended		Six Months Ended
		January 28, 2018	January 29, 2017	January 28, 2018	January 29, 2017
Foreign exchange forward contracts	Cost of products sold	$—	$(1)	$—	$(1)
Foreign exchange forward contracts	Other expenses / (income)	—	—	(1)	—
Commodity derivative contracts	Cost of products sold	(2)	(2)	—	(6)
Deferred compensation derivative contracts	Administrative expenses	(4)	(4)	(5)	(2)
Treasury rate lock contracts	Interest expense	(1)	—	(1)	—
Total		$(7)	$(7)	$(7)	$(9)

12.	Variable Interest Entity
In February 2016, we agreed to make a $125 capital commitment to Acre Venture Partners, L.P. (Acre), a limited partnership formed to make venture capital investments in innovative new companies in food and food-related industries. Acre is managed by its general partner, Acre Ventures GP, LLC, which is independent of us. We are the sole limited partner of Acre and own a 99.8% interest. Our share of earnings (loss) is calculated according to the terms of the partnership agreement. Acre is a VIE. We have determined that we are the primary beneficiary. Therefore, we consolidate Acre and account for the third party ownership as a noncontrolling interest. Through January 28, 2018, we funded $71 of the capital commitment. Except for the remaining unfunded capital commitment of $54, we do not have obligations to provide additional financial or other support to Acre.
Acre elected the fair value option to account for qualifying investments to more appropriately reflect the value of the investments in the financial statements. The investments were $70 and $51 as of January 28, 2018, and July 30, 2017, respectively, and are included in Other assets on the Consolidated Balance Sheets. Changes in the fair values of investments for which the fair value option was elected are included in Other expenses / (income) on the Consolidated Statements of Earnings. Current assets and liabilities of Acre were not material as of January 28, 2018, or July 30, 2017.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our financial assets and liabilities that are measured at fair value on a recurring basis as of January 28, 2018, and July 30, 2017, consistent with the fair value hierarchy:

	Fair Value as of January 28, 2018	Fair Value Measurements at January 28, 2018 Using Fair Value Hierarchy			Fair Value as of July 30, 2017	Fair Value Measurements at July 30, 2017 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Forward starting interest rate swaps(1)	$10	$—	$10	$—	$—	$—	$—	$—
Treasury lock contracts(2)	1	—	1	—	—	—	—	—
Foreign exchange forward contracts(3)	1	—	1	—	3	—	3	—
Commodity derivative contracts(4)	5	4	1	—	6	6	—	—
Deferred compensation derivative contracts(5)	3	—	3	—	1	—	1	—
Fair value option investments (6)	70	—	—	70	50	—	1	49
Total assets at fair value	$90	$4	$16	$70	$60	$6	$5	$49

	Fair Value as of January 28, 2018	Fair Value Measurements at January 28, 2018 Using Fair Value Hierarchy			Fair Value as of July 30, 2017	Fair Value Measurements at July 30, 2017 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Forward starting interest rate swaps(1)	$—	$—	$—	$—	$22	$—	$22	$—
Foreign exchange forward contracts(3)	6	—	6	—	21	—	21	—
Commodity derivative contracts(4)	2	2	—	—	1	1	—	—
Deferred compensation obligation(7)	127	127	—	—	112	112	—	—
Total liabilities at fair value	$135	$129	$6	$—	$156	$113	$43	$—
___________________________________

(1)	Based on LIBOR swap rates.

(2)	Based on U.S. Treasury rates.

(3)	Based on observable market transactions of spot currency rates and forward rates.

(4)	Based on quoted futures exchanges and on observable prices of futures and options transactions in the marketplace.

(5)	Based on LIBOR and equity index swap rates.

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
During the second quarter of 2018, we performed an interim impairment assessment as of December 31, 2017, and recognized an impairment charge of $75 on goodwill of the Bolthouse Farms carrot and carrot ingredients reporting unit, which represented the remaining carrying value of goodwill.
Fair value was determined based on unobservable Level 3 inputs. The fair value of goodwill was determined based on discounted cash flow analysis that include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions.
See Note 5 for additional information on the impairment charge.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, excluding the current portion of long-term debt, approximate fair value.
Cash equivalents of $16 at January 28, 2018, and $8 at July 30, 2017, represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of long-term debt, including the current portion of long-term debt in Short-term borrowings, was $2,516 at January 28, 2018, and $2,582 at July 30, 2017. The carrying value was $2,486 at January 28, 2018, and $2,499 at July 30, 2017. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.

14.	Share Repurchases
In March 2017, the Board authorized a share repurchase program to purchase up to $1,500. The program has no expiration date, but it may be suspended or discontinued at any time. In addition to this publicly announced program, we have a separate Board authorization to purchase shares to offset the impact of dilution from shares issued under our stock compensation plans. With the pending acquisition of Snyder's-Lance, we suspended our share repurchases in the second quarter of 2018.
During the six-month period ended January 28, 2018, we repurchased 2 million shares at a cost of $86. Of this amount, $75 was used to repurchase shares pursuant to our March 2017 publicly announced share repurchase program. Approximately $1,296 remained available under the March 2017 program as of January 28, 2018. During the six-month period ended January 29, 2017, we repurchased 4 million shares at a cost of $234.

15.	Stock-based Compensation
We provide compensation benefits by issuing stock options, unrestricted stock and restricted stock units (including time-lapse restricted stock units, EPS performance restricted stock units, total shareholder return (TSR) performance restricted stock units, strategic performance restricted stock units and special performance restricted stock units). In 2018, we issued stock options, time-lapse restricted stock units, unrestricted stock, EPS performance restricted stock units and TSR performance restricted stock units. We have not issued strategic performance restricted stock units or special performance restricted stock units in 2018.
Total pre-tax stock-based compensation expense and tax-related benefits recognized in the Consolidated Statements of Earnings were as follows:

	Three Months Ended		Six Months Ended
	January 28, 2018	January 29, 2017	January 28, 2018	January 29, 2017
Total pre-tax stock-based compensation expense	$18	$18	$32	$32
Tax-related benefits	$2	$7	$7	$12
Cash received from the exercise of stock options was $2 for the six-month period ended January 29, 2017, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
The following table summarizes stock option activity as of January 28, 2018:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)
Outstanding at July 30, 2017	1,042	$52.08
Granted	575	$47.19
Exercised	—	$—
Terminated	—	$—
Outstanding at January 28, 2018	1,617	$50.34	8.7	$—
Exercisable at January 28, 2018	544	$51.40	7.9	$—
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

We expense stock options on a straight-line basis over the vesting period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of January 28, 2018, total remaining unearned compensation related to nonvested stock options was $3, which will be amortized over the weighted-average remaining service period of 1.1 years.
The following table summarizes time-lapse restricted stock units and EPS performance restricted stock units as of January 28, 2018:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 30, 2017	1,221	$50.86
Granted	689	$46.95
Vested	(625)	$48.46
Forfeited	(49)	$50.34
Nonvested at January 28, 2018	1,236	$49.91
We determine the fair value of time-lapse restricted stock units, EPS performance restricted stock units, strategic performance restricted stock units and special performance restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. We expense EPS performance restricted stock units on a graded-vesting basis, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. There were 150 thousand EPS performance target grants outstanding at January 28, 2018, with a weighted-average grant-date fair value of $49.58. The actual number of EPS performance restricted stock units issued at the vesting date could range from 0% or 100% of the initial grant, depending on actual performance achieved. We estimate expense based on the number of awards expected to vest. In the first quarter of 2017, recipients of strategic performance restricted stock units earned 35% of the initial grants based on actual performance achieved during a three-year period ended July 31, 2016. There were no strategic performance restricted stock units outstanding at January 28, 2018.
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
As of January 28, 2018, total remaining unearned compensation related to nonvested time-lapse restricted stock units and EPS performance restricted stock units was $34, which will be amortized over the weighted-average remaining service period of 1.8 years. The fair value of restricted stock units vested during the six-month periods ended January 28, 2018, and January 29, 2017, was $30, and $51, respectively. The weighted-average grant-date fair value of the restricted stock units granted during the six-month period ended January 29, 2017, was $54.73.
The following table summarizes TSR performance restricted stock units as of January 28, 2018:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 30, 2017	1,774	$48.24
Granted	943	$39.39
Vested	(815)	$43.39
Forfeited	(70)	$45.71
Nonvested at January 28, 2018	1,832	$46.29
We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation. Assumptions used in the Monte Carlo simulation were as follows:

	2018	2017
Risk-free interest rate	1.58%	0.85%
Expected dividend yield	2.95%	2.26%
Expected volatility	19.07%	17.78%
Expected term	3 years	3 years
We recognize compensation expense on a straight-line basis over the service period. As of January 28, 2018, total remaining unearned compensation related to TSR performance restricted stock units was $38, which will be amortized over the weighted-average remaining service period of 2.0 years. In the first quarter of 2018, recipients of TSR performance restricted stock units earned 125% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 28, 2017. As a result, approximately 160 thousand additional shares were awarded. In the first quarter of 2017, recipients of TSR performance restricted stock units earned 75% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 29, 2016. The fair value of TSR performance restricted stock units vested during the six-month periods ended January 28, 2018, and January 29, 2017, was $38 and $14, respectively. The grant-date fair value of the TSR performance restricted stock units granted during 2017 was $39.53.
The excess tax benefits on the exercise of stock options and vested restricted stock presented as cash flows from operating activities for the six-month periods ended January 28, 2018, and January 29, 2017, were $4 and $6, respectively.

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
Four securities class action lawsuits (collectively, the Actions) related to the pending acquisition of Snyder's-Lance have been filed by purported shareholders of Snyder's-Lance. The Actions, captioned Shaev v. Snyder's-Lance, Inc., et al., No. 3:18-cv-00039 (the Shaev Action), Sciabacucchi v. Snyder's-Lance, Inc., et al., No. 3:18-cv-00049-RJC-DCK (the Sciabacucchi Action), Kendall v. Snyder's-Lance, Inc., et al., No. 3:18-cv-00051 (the Kendall Action), and Daniel v. Snyder's-Lance, Inc., et al., No. 3:18-cv-00058 (the Daniel Action), were filed in the United States District Court for the Western District of North Carolina on January 25, 2018, January 29, 2018, January 30, 2018, and January 31, 2018, respectively. The Actions name as defendants Snyder's-Lance and the members of the Snyder’s-Lance board of directors, and allege that the defendants filed a materially incomplete and misleading Schedule 14A in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and SEC Rule 14a-9. Additionally, the Sciabacucchi Action names Campbell Soup Company as a defendant, and alleges that Campbell Soup Company violated Section 20(a) of the Exchange Act. The Kendall Action seeks to enjoin the shareholder vote on the pending acquisition, and the Shaev, Sciabacucchi, and Daniel Actions seek to enjoin the defendants from proceeding with or consummating the pending acquisition or, in the event the acquisition is consummated, request that the Court issue an order rescinding the acquisition and/or awarding rescissory damages. Additionally, the Shaev and Kendall Actions seek that the Court direct defendants to account for alleged damages, and all the Actions seek attorneys’ and expert fees and expenses. The time for the defendants to move or answer has not yet expired in any of the Actions.  We believe the Actions are without merit.
We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated as of January 28, 2018. While the potential future charges could be material in a particular quarter or annual period, based on information currently known by us, we do not believe any such charges are likely to have a material adverse effect on our consolidated results of operations or financial condition.

17.	Supplemental Financial Statement Data
Balance Sheets

	January 28, 2018	July 30, 2017
Inventories
Raw materials, containers and supplies	$392	$377
Finished products	477	525
Total	$869	$902
Statements of Earnings

	Three Months Ended		Six Months Ended
	January 28, 2018	January 29, 2017	January 28, 2018	January 29, 2017
Other expenses / (income)
Amortization of intangible assets	$4	$5	$8	$10
Impairment of intangible assets(1)	75	212	75	212
Net periodic benefit expense (income) other than the service cost	(22)	(19)	(64)	(14)
Investment (gains) / losses	(8)	2	—	2
Transaction costs(2)	24	—	24	—
Other	(3)	1	(2)	2
Total	$70	$201	$41	$212
_________________________________
(1) In 2018, we recognized an impairment charge of $75 related to the goodwill of the Bolthouse Farms carrot and carrot ingredients reporting unit. In 2017, we recognized impairment charges of $212 related to the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit and the Garden Fresh Gourmet reporting unit. See Note 5 for additional information.
(2) In 2018, we recognized transaction costs of $24 related to the pending acquisition of Snyder's-Lance. See Note 3 for additional information.
Statements of Cash Flows

	Six Months Ended
Cash Flows from Operating Activities	January 28, 2018	January 29, 2017
Other non-cash charges to net earnings
Non-cash compensation	$6	$3
Transaction costs	12	—
Other	—	3
Total	$18	$6

Other
Benefit related payments	$(16)	$(19)
Transaction costs	(23)	—
Other	(1)	(2)
Total	$(40)	$(21)

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
On December 12, 2017, we completed the acquisition of Pacific Foods of Oregon, LLC (Pacific Foods) for $689 million, subject to customary post-closing adjustments. For additional information on this acquisition, see Note 3 to the Consolidated Financial Statements.
On December 18, 2017, we entered into an agreement to acquire Snyder’s-Lance, Inc. (Snyder's-Lance) for $50.00 per share. We expect to finance the acquisition through the issuance of $6.2 billion of debt, which includes the payoff of Snyder's-Lance indebtedness. The closing of the transaction is subject to customary closing conditions and termination rights, including the approval of Snyder’s-Lance shareholders. For additional information on this pending acquisition, see our Form 8-K filed with the U.S. Securities and Exchange Commission on December 18, 2017, and Note 3 to the Consolidated Financial Statements.
Summary of Results
In 2018, we adopted new accounting guidance that changes the presentation of net periodic pension cost and net periodic postretirement benefit cost. Certain amounts in the prior year were reclassified to conform to the current presentation. See Note 2 to the Consolidated Financial Statements for additional information.
This Summary of Results provides significant highlights from the discussion and analysis that follows.

•
Net sales of $2.180 billion were comparable to the year-ago quarter as a benefit from the acquisition of Pacific Foods and the favorable impact from currency translation were offset by lower volume in Americas Simple Meals and Beverages.

•
Gross profit, as a percent of sales, decreased to 35.1% from 37.4% in the year-ago quarter. The decrease was primarily due to cost inflation and higher supply chain costs, and unfavorable mix, partially offset by productivity improvements and increased benefits from cost savings initiatives.

•
Administrative expenses increased 17% to $165 million from $141 million in the year-ago quarter. The increase was primarily due to higher costs related to the implementation of the new organizational structure and cost savings initiatives.

•
Other expenses / (income) decreased from expense of $201 million in the year-ago quarter to expense of $70 million in the current quarter. The current quarter included a non-cash impairment charge of $75 million on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit and transaction costs of $24 million associated with the pending acquisition of Snyder's-Lance. The year-ago quarter included non-cash impairment charges of $212 million on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit and the Garden Fresh Gourmet reporting unit. For additional information on the impairment, see "Significant Accounting Estimates".

•
The effective tax rate declined to negative 35.1% in the current quarter, compared to 42.9% in the year-ago quarter. The current quarter included a $124 million net tax benefit related to the remeasurement of deferred tax assets and liabilities and a transition tax on unremitted foreign earnings as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (the Act). See Note 9 to the Consolidated Financial Statements for additional information. After adjusting for this net benefit, the remaining decrease was primarily due to an ongoing lower U.S. federal tax rate as a result of the Act.

•
Earnings per share were $.95 in the current quarter, compared to $.33 a year-ago quarter. The current and prior-year quarter included expenses of $.05 and $.58 per share, respectively, from items impacting comparability as discussed below.

Net Earnings attributable to Campbell Soup Company
The following items impacted the comparability of earnings and earnings per share:

•
Year-to-date in 2018, we recognized gains of $14 million in Other expenses / (income) ($10 million after tax, or $.03 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans. Year-to-date in 2017, we recognized losses of $20 million in Other expenses / (income) ($13 million after tax, or $.04 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans;

•
In 2015, we implemented a new enterprise design and initiatives to reduce costs and to streamline our organizational structure. In 2017, we expanded these cost savings initiatives by further optimizing our supply chain network, primarily in North America, continuing to evolve our operating model to drive efficiencies, and more fully integrating our recent acquisitions. In January 2018, as part of the expanded initiatives, we authorized additional costs to improve the operational efficiency of our thermal supply chain network in North America by closing our manufacturing facility in Toronto, Ontario, and to optimize our information technology infrastructure by migrating certain applications to the latest cloud technology platform. In the second quarter of 2018, we recorded a pre-tax restructuring charge of $33 million and implementation costs and other related costs of $26 million in Administrative expenses and $1 million in Cost of products sold (aggregate impact of $46 million after tax, or $.15 per share) related to these initiatives. Year-to-date in 2018, we recorded a pre-tax restructuring charge of $35 million and implementation costs and other related costs of $38 million in Administrative expenses and $6 million in Cost of products sold (aggregate impact of $58 million after tax, or $.19 per share) related to these initiatives. Year-to-date in 2017, we recorded implementation costs and other related costs of $11 million in Administrative expenses ($7 million after tax, or $.02 per share) related to these initiatives. See Note 7 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information;

•
In the second quarter of 2018, we announced our intent to acquire Snyder’s-Lance. We incurred transaction costs of $24 million in Other expenses / (income) ($19 million after tax, or $.06 per share) associated with the acquisition, which we expect to close in the first quarter of calendar 2018;

•
In the second quarter of 2018, we performed an interim impairment assessment on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit as operating performance was below expectations. Based on recent performance, we revised our outlook for future earnings and cash flows. We recorded a non-cash impairment charge of $75 million in Other expenses / (income) ($74 million after tax, or $.25 per share). In the second quarter of 2017, we performed an interim impairment assessment on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit and the Garden Fresh Gourmet reporting unit as operating performance was well below expectations and a new leadership team of the Campbell Fresh division initiated a strategic review which led to a revised outlook for future sales, earnings, and cash flow. We recorded a non-cash impairment charge of $147 million ($139 million after tax, or $.45 per share) related to intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit and a non-cash impairment charge of $65 million ($41 million after tax, or $.13 per share) related to the intangible assets of the Garden Fresh Gourmet reporting unit (aggregate pre-tax impact of $212 million, $180 million after tax, or $.58 per share). The charges are included in Other expenses / (income); and

•
In the second quarter of 2018, we reflected the impact on taxes of the enactment of the Act that was signed into law in December 2017. We recorded a tax benefit of $183 million due to the remeasurement of deferred tax assets and liabilities, and a tax charge of $59 million related to a transition tax on unremitted foreign earnings. The net impact was a tax benefit of $124 million ($.41 per share).

The items impacting comparability are summarized below:

	Three Months Ended
	January 28, 2018		January 29, 2017
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to Campbell Soup Company	$285	$.95	$101	$.33

Restructuring charges, implementation costs and related costs	$(46)	$(.15)	$—	$—
Transaction costs	(19)	(.06)	—	—
Impairment charges	(74)	(.25)	(180)	(.58)
Tax reform	124.41		—	—
Impact of items on Net earnings	$(15)	$(.05)	$(180)	$(.58)

	Six Months Ended
	January 28, 2018		January 29, 2017
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to Campbell Soup Company	$560	$1.85	$393	$1.27

Pension and postretirement benefit mark-to-market adjustments	$10	$.03	$(13)	$(.04)
Restructuring charges, implementation costs and other related costs	(58)	(.19)	(7)	(.02)
Transaction costs	(19)	(.06)	—	—
Impairment charges	(74)	(.25)	(180)	(.58)
Tax reform	124.41		—	—
Impact of items on Net earnings(1)	$(17)	$(.06)	$(200)	$(.65)
_______________________________________

(1)	The sum of the individual per share amounts may not add due to rounding.
Net earnings attributable to Campbell Soup Company were $285 million ($.95 per share) in the current quarter, compared to $101 million ($.33 per share) in the year-ago quarter. After adjusting for items impacting comparability, earnings increased due to a lower effective tax rate, reflecting the ongoing benefit of a lower U.S. federal tax rate as a result of the Act. Earnings per share also benefited from a reduction in the weighted average diluted shares outstanding, primarily due to share repurchases under our strategic share repurchase program.
Net earnings attributable to Campbell Soup Company were $560 million ($1.85 per share) in the six-month period ended January 28, 2018, compared to $393 million ($1.27 per share) in the year-ago period. After adjusting for items impacting comparability, earnings decreased primarily due to a lower gross profit performance, lower sales and higher administrative expenses, partially offset by a lower effective tax rate, lower marketing and selling expenses and an increase in other income. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding, primarily due to share repurchases under our strategic share repurchase program.

SECOND-QUARTER DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Three Months Ended
(Millions)	January 28, 2018	January 29, 2017	% Change(1)
Americas Simple Meals and Beverages	$1,196	$1,215	(2)%
Global Biscuits and Snacks	726	696	4
Campbell Fresh	257	260	(1)
Corporate	1	—	n/m
	$2,180	$2,171	—%
__________________________________________

(1)	n/m - Not meaningful.
An analysis of percent change of net sales by reportable segment follows:

	Americas Simple Meals and Beverages	Global Biscuits and Snacks	Campbell Fresh	Total
Volume and Mix	(4)%	—%	—%	(2)%
Price and Sales Allowances	—	2	—	—
(Increased)/Decreased Promotional Spending(1)	—	1	(1)	—
Currency	—	1	—	1
Acquisition	2	—	—	1
	(2)%	4%	(1)%	—%
__________________________________________

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.
In Americas Simple Meals and Beverages, sales decreased 2% primarily due to declines in U.S. soup and V8 beverages, partly offset by the benefit of the acquisition of Pacific Foods and gains in the retail business in Canada. Excluding Pacific Foods, U.S. soup sales decreased 7% due to declines in ready-to-serve soups and condensed soups, while sales of broth were comparable to prior year. The decline in U.S. soup sales was primarily due to a key customer's different promotional approach for soup in 2018. Excluding Pacific Foods, retail consumer takeaway of U.S. soup decreased 3% in the quarter, based on IRI Total U.S. Multi-Outlet data. Changes in retailer inventory levels did not meaningfully impact U.S. soup sales performance in the quarter.
In Global Biscuits and Snacks, sales increased 4%, including a 1% favorable impact from currency translation. Excluding the favorable impact of currency translation, sales increased primarily due to gains in Pepperidge Farm, reflecting growth in Goldfish crackers and in cookies, as well as gains in Kelsen cookies in China. Excluding the favorable impact of currency translation, sales of Arnott's biscuits were comparable to prior year. In 2018, we reduced promotional spending as we sought to improve efficiency in Arnott’s.
In Campbell Fresh, sales decreased 1% primarily due to sales declines on Bolthouse Farms refrigerated beverages. Promotional spending increased 1% primarily on Bolthouse Farms refrigerated beverages.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased by $45 million in 2018 from 2017. As a percent of sales, gross profit was 35.1% in 2018 and 37.4% in 2017.

The 2.3% percentage-point overall decrease in gross profit percentage was due to the following factors:

Margin Impact
Cost inflation, supply chain costs and other factors(1)	(3.3)%
Impact of acquisition	(0.4)
Mix	(0.2)
Restructuring-related costs	(0.1)
Higher selling prices	0.2
Lower level of promotional spending	0.2
Productivity improvements	1.3
(2.3)%
__________________________________________

(1)
Includes a positive margin impact of 0.7 of a point from cost savings initiatives, which was more than offset by cost inflation and other factors, including higher transportation and logistics costs and higher carrot costs in 2018.

Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 10.5% in 2018 compared to 11.1% in 2017. Marketing and selling expenses decreased 5% in 2018 from 2017. The decrease was primarily due to lower advertising and consumer promotion expenses (approximately 5 percentage points) and increased benefits from cost savings initiatives (approximately 2 percentage points), partially offset by investments in e-commerce (approximately 1 percentage point) and the impact of currency translation (approximately 1 percentage point).
Administrative Expenses
Administrative expenses as a percent of sales were 7.6% in 2018 compared to 6.5% in 2017. Administrative expenses increased 17% in 2018 from 2017. The increase was primarily due to higher costs related to cost savings initiatives (approximately 16 percentage points).
Other Expenses / (Income)
Other expenses in 2018 included a non-cash impairment charge of $75 million on the intangible assets of the Bolthouse Farms carrot and carrots ingredients reporting unit and $24 million of transaction costs associated with the pending acquisition of Snyder's-Lance. Other expenses in 2017 included non-cash impairment charges of $212 million on the intangible assets of the Bolthouse Farms carrot and carrots ingredients reporting unit and the Garden Fresh Gourmet reporting unit. The 2018 and 2017 impairment charges were recorded as a result of interim impairment assessments on the intangible assets of these reporting units. The remaining change in Other expenses / (income) was primarily due to gains on investments and higher pension and postretirement benefit income in 2018.
Operating Earnings
Segment operating earnings decreased 8% from the year-ago quarter.
An analysis of operating earnings by segment follows:

	Three Months Ended
(Millions)	January 28, 2018	January 29, 2017	% Change(2)
Americas Simple Meals and Beverages	$282	$311	(9)%
Global Biscuits and Snacks	139	137	1
Campbell Fresh	(11)	(3)	n/m
	410	445	(8)%
Corporate	(134)	(241)
Restructuring charges(1)	(33)	1
Earnings before interest and taxes	$243	$205
__________________________________________

(1)	See Note 7 to the Consolidated Financial Statements for additional information on restructuring charges.

(2)	n/m - Not meaningful.
Operating earnings from Americas Simple Meals and Beverages decreased 9%. The decrease was primarily due to a lower gross profit percentage and lower sales volume, partly offset by lower marketing and selling expenses. Gross profit performance was impacted by higher transportation and logistics costs, unfavorable mix related to the acquisition of Pacific Foods, which included the impact of purchase accounting adjustments, and lower sales of U.S. soup.
Operating earnings from Global Biscuits and Snacks increased 1%. Excluding the favorable impact of currency translation, earnings were comparable to the prior year as lower advertising and consumer promotion expenses offset a lower gross profit percentage, reflecting higher levels of cost inflation, particularly on butter.
Operating earnings from Campbell Fresh were a loss of $3 million in 2017 and a loss of $11 million in 2018. The decrease was primarily due to a lower gross profit percentage, reflecting an increase in supply chain costs and higher carrot costs attributable to the adverse impact of weather conditions on crop yields.
Corporate in 2018 included a non-cash impairment charge of $75 million on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit, costs of $27 million related to the implementation of our new organizational structure and cost savings initiatives and transaction costs of $24 million associated with the pending acquisition of Snyder's-Lance. Corporate in 2017 included non-cash impairment charges of $212 million on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit and the Garden Fresh Gourmet reporting unit. Excluding these amounts, the remaining decrease in costs was primarily due to gains on investments and higher pension and postretirement benefit income.
Interest Expense
Interest expense increased to $32 million in 2018 from $29 million in 2017 reflecting higher average interest rates on the debt portfolio and higher levels of debt.
Taxes on Earnings
The Act was enacted into law on December 22, 2017, and made significant changes to corporate taxation. As a result, the following items are reflected in this quarter:

•	The corporate rate reduction as of January 1, 2018, resulted in a blended U.S. statutory tax rate of approximately 27%;

•	Remeasurement of deferred tax assets and liabilities resulted in a tax benefit of $183 million; and

•	Imposition of a transition tax on unremitted foreign earnings resulted in a tax charge of $59 million.
The amounts recorded represent provisional amounts based on our best estimates and current interpretation of the provisions of the Act and may change as additional guidance is issued. See Note 9 to the Consolidated Financial Statements for additional information.
The effective tax rate was a negative 35.1% in 2018 and 42.9% in 2017.
The following items impacted the effective tax rate in 2018 and 2017:

•	In 2018, we recognized a $14 million tax benefit on $60 million of restructuring charges, implementation costs and other related costs;

•	In 2018, we recognized a $5 million tax benefit on $24 million of transaction costs associated with the pending acquisition of Snyder's-Lance;

•
In 2018, we recognized a $1 million tax benefit on the $75 million impairment charge on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit. In 2017, we recognized a $32 million tax benefit on the $212 million impairment charges on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit and the Garden Fresh Gourmet reporting unit; and

•
In 2018, we recognized a net tax benefit of $124 million related to the enactment of the Act on the remeasurement of deferred tax assets and liabilities and transition tax on unremitted foreign earnings described above.

After adjusting for the items above, the remaining decrease in the effective tax rate was primarily due to the ongoing benefit of the lower U.S. federal tax rate as a result of the Act.

SIX-MONTH DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Six Months Ended
(Millions)	January 28, 2018	January 29, 2017	% Change(1)
Americas Simple Meals and Beverages	$2,414	$2,493	(3)%
Global Biscuits and Snacks	1,435	1,386	4
Campbell Fresh	491	494	(1)
Corporate	1	—	n/m
	$4,341	$4,373	(1)%
__________________________________________

(1)	n/m - Not meaningful.
An analysis of percent change of net sales by reportable segment follows:

	Americas Simple Meals and Beverages(1)	Global Biscuits and Snacks(1)	Campbell Fresh	Total(1)
Volume and Mix	(5)%	1%	(1)%	(2)%
Price and Sales Allowances	—	1	—	—
Currency	—	1	—	1
Acquisition	1	—	—	1
	(3)%	4%	(1)%	(1)%
__________________________________________

(1)	Sum of the individual amounts does not add due to rounding.
In Americas Simple Meals and Beverages, sales decreased 3% primarily due to declines in U.S. soup and V8 beverages, partly offset by the benefit of the Pacific Foods acquisition, gains in the retail business in Canada, including the favorable impact of currency translation, and gains in Prego pasta sauces. Excluding Pacific Foods, sales of U.S. soup declined 8%, driven by declines in condensed soups, ready-to-serve soups and broth. The decline in U.S. soup was primarily due to a key customer’s different promotional approach for soup in 2018.
In Global Biscuits and Snacks, sales increased 4%, including a 1% favorable impact from currency translation. Excluding the favorable impact of currency translation, sales increased primarily due to gains in Pepperidge Farm, reflecting growth in Goldfish crackers and in cookies, as well as gains of Kelsen cookies in China. Excluding the favorable impact of currency translation, sales of Arnott's biscuits were comparable to the prior year.
In Campbell Fresh, sales decreased 1% primarily due to sales declines in carrots and Bolthouse Farms refrigerated beverages, partly offset by gains in carrot ingredients.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased by $113 million in 2018 from 2017. As a percent of sales, gross profit was 35.7% in 2018 and 38.0% in 2017.

The 2.3 percentage-point overall decrease in gross profit percentage was due to the following factors:

Margin Impact
Cost inflation, supply chain costs and other factors(1)	(2.9)%
Mix	(0.5)
Impact of acquisition	(0.2)
Restructuring-related costs	(0.1)
Lower level of promotional spending	0.1
Productivity improvements	1.3
(2.3)%
__________________________________________

(1)
Includes a positive margin impact of 0.7 of a point from cost savings initiatives, which was more than offset by cost inflation and other factors, including higher transportation and logistics costs and higher carrot costs in 2018.

Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 10.3% in 2018 compared to 10.7% in 2017. Marketing and selling expenses decreased 5% in 2018 from 2017. The decrease was primarily due to lower advertising and consumer promotion expenses (approximately 5 percentage points) and increased benefits from cost savings initiatives (approximately 2 percentage points), partially offset by investments in e-commerce (approximately 1 percentage point) and the impact of currency translation (approximately 1 percentage point).
Administrative Expenses
Administrative expenses as a percent of sales were 7.2% in 2018 compared to 6.1% in 2017. Administrative expenses increased 18% in 2018 from 2017. The increase was primarily due to higher costs related to cost savings initiatives (approximately 10 percentage points); an increase in information technology costs (approximately 2 percentage points); inflation (approximately 2 percentage points); investments in long-term innovation (approximately 2 percentage points); and the impact of currency translation (approximately 1 percentage point).
Other Expenses / (Income)
Other expenses in 2018 included a non-cash impairment charge of $75 million on the intangible assets of the Bolthouse Farms carrot and carrots ingredients reporting unit and $24 million of transaction costs associated with the pending acquisition of Snyder's-Lance. In addition, 2018 included gains on pension and postretirement benefit mark-to-market adjustments of $14 million. Other expenses in 2017 included non-cash impairment charges of $212 million on the intangible assets of the Bolthouse Farms carrot and carrots ingredients reporting unit and the Garden Fresh Gourmet reporting unit. In addition, 2017 included losses of $20 million on pension and postretirement benefit mark-to-market adjustments. The remaining change in Other expenses / (income) was primarily due to higher pension and postretirement benefit income and gains on investments in 2018.
Operating Earnings
Segment operating earnings decreased 9% in 2018 from 2017.
An analysis of operating earnings by segment follows:

	Six Months Ended
(Millions)	January 28, 2018	January 29, 2017	% Change(2)
Americas Simple Meals and Beverages	$610	$691	(12)%
Global Biscuits and Snacks	259	252	3
Campbell Fresh	(17)	(2)	n/m
	852	941	(9)%
Corporate	(162)	(279)
Restructuring charges(1)	(35)	—
Earnings before interest and taxes	$655	$662
__________________________________________

(1)	See Note 7 to the Consolidated Financial Statements for additional information on restructuring charges.

(2)	n/m - Not meaningful.

Operating earnings from Americas Simple Meals and Beverages decreased 12%. The decrease was primarily due to a lower gross profit percentage and lower sales volume, partly offset by lower marketing and selling expenses.
Operating earnings from Global Biscuits and Snacks increased 3%. The increase was primarily due to higher sales volume and lower marketing and selling expenses, partly offset by a lower gross profit percentage.
Operating earnings from Campbell Fresh decreased from a loss of $2 million in 2017 to a loss of $17 million in 2018. The decrease was primarily due to a lower gross profit percentage, reflecting higher carrot costs attributable to the adverse impact of weather conditions on crop yields and higher supply chain costs.
Corporate in 2018 included a non-cash impairment charge of $75 million on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit, a $14 million gain associated with pension and postretirement benefit mark-to-market adjustments, costs of $44 million related to the implementation of our new organizational structure and cost savings initiatives, and transaction costs of $24 million associated with the pending acquisition of Snyder's-Lance. Corporate in 2017 included non-cash impairment charges of $212 million on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit and the Garden Fresh Gourmet reporting unit, a $20 million loss associated with pension and postretirement benefit mark-to-market adjustments and costs of $11 million related to cost savings initiatives. Excluding these amounts, the remaining decrease in costs was primarily due to higher pension and postretirement benefit income in 2018, partially offset by higher administrative expenses as well as losses on open commodity hedges versus gains in the prior year.
Interest Expense
Interest expense increased to $63 million in 2018 from $58 million in 2017 reflecting higher average interest rates on the debt portfolio and higher levels of debt.
Taxes on Earnings
As previously discussed, the Act was enacted into law on December 22, 2017. As a result, the following items are reflected this year:

•	The corporate rate reduction as of January 1, 2018, resulted in a blended U.S. statutory tax rate of approximately 27%;

•	Remeasurement of deferred tax assets and liabilities resulted in a tax benefit of $183 million; and

•	Imposition of a transition tax on unremitted foreign earnings resulted in a tax charge of $59 million.
The amounts recorded represent provisional amounts based on our best estimates and current interpretation of the provisions of the Act and may change as additional guidance is issued. See Note 9 to the Consolidated Financial Statements for additional information.
The effective tax rate was 5.6% in 2018 and 35.1% in 2017.
The following items impacted the effective tax rate in 2018 and 2017:

•
In 2018, we recognized tax expense of $4 million on $14 million of pension and postretirement benefit mark-to-market gains. In 2017, we recognized a tax benefit of $7 million on $20 million of pension and postretirement benefit mark-to-market losses;

•
In 2018, we recognized a $21 million tax benefit on $79 million of restructuring charges, implementation costs and other related costs. In 2017, we recognized a $4 million tax benefit on $11 million of restructuring charges, implementation costs and other related costs;

•	In 2018, we recognized a $5 million tax benefit on $24 million of transaction costs associated with the pending acquisition of Snyder's-Lance;

•
In 2018, we recognized a $1 million tax benefit on the $75 million impairment charges on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit. In 2017, we recognized a $32 million tax benefit on the $212 million impairment charges on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit and the Garden Fresh Gourmet reporting unit; and

•	In 2018, we recognized a net tax benefit of $124 million related to the enactment of the Act as discussed above.
After adjusting for the items above, the remaining decrease in the effective tax rate was primarily due to the ongoing benefit of the lower U.S. federal tax rate as a result of the Act and the favorable resolution of a state tax matter in 2018.

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
In support of the new structure, we designed and implemented a global shared services organization. We also streamlined our organizational structure, implemented an initiative to reduce overhead across the organization and are pursuing other initiatives to reduce costs and increase effectiveness. As part of these initiatives, we commenced a voluntary employee separation program available to certain U.S.-based salaried employees nearing retirement who met age, length-of-service and business unit/function criteria. A total of 471 employees elected the program. The electing employees remained with us through at least July 31, 2015, with some remaining beyond that date.
In February 2017, we announced that we were expanding these cost savings initiatives by further optimizing our supply chain network, primarily in North America, continuing to evolve our operating model to drive efficiencies, and more fully integrating our recent acquisitions. We extended the time horizon for the initiatives from 2018 to 2020. Cost estimates for these expanded initiatives, as well as timing for certain activities, are continuing to be developed. In January 2018, as part of the expanded initiatives, we authorized additional pre-tax costs to improve the operational efficiency of our thermal supply chain network in North America by closing our manufacturing facility in Toronto, Ontario, and to optimize our information technology infrastructure by migrating certain applications to the latest cloud technology platform.
A summary of the restructuring charges we recorded and charges incurred in Administrative expenses and Cost of products sold related to the implementation of the new organizational structure and costs savings initiatives is as follows:

	Three Months Ended		Six Months Ended		Year Ended
(Millions, except per share amounts)	January 28, 2018	January 29, 2017	January 28, 2018	January 29, 2017	July 30, 2017	July 31, 2016	August 2, 2015
Restructuring charges	$33	$(1)	$35	$—	$18	$35	$102
Administrative expenses	26	3	38	11	36	47	22
Cost of products sold	1	—	6	—	4	—	—
Total pre-tax charges	$60	$2	$79	$11	$58	$82	$124

Aggregate after-tax impact	$46	$1	$58	$7	$37	$52	$78
Per share impact	$.15	$—	$.19	$.02	$.12	$.17	$.25
A summary of the pre-tax costs associated with the initiatives is as follows:

(Millions)	Recognized as of January 28, 2018
Severance pay and benefits	$167
Asset impairment/accelerated depreciation	19
Implementation costs and other related costs	157
Total	$343
The total estimated pre-tax costs for actions that have been identified are approximately $515 million to $560 million. This estimate will be updated as costs for the expanded initiatives are developed.
We expect the costs for actions that have been identified to date to consist of the following: approximately $170 million in severance pay and benefits; approximately $85 million in asset impairment and accelerated depreciation; and approximately $260 million to $305 million in implementation costs and other related costs.We expect these pre-tax costs to be associated with our segments as follows: Americas Simple Meals and Beverages - approximately 39%; Global Biscuits and Snacks - approximately 30%; Campbell Fresh - approximately 3%; and Corporate - approximately 28%.
Of the aggregate $515 million to $560 million of pre-tax costs identified to date, we expect approximately $415 million to $460 million will be cash expenditures. In addition, we expect to invest approximately $250 million in capital expenditures through 2020 primarily related to the U.S. warehouse optimization project, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, insourcing of manufacturing for certain simple meal products and optimization of information technology infrastructure and applications, of which we invested approximately $37 million as of January 28, 2018.

We expect to incur substantially all of the costs through 2019 and to fund the costs through cash flows from operations and short-term borrowings.
We expect the initiatives for actions that have been identified to date to generate pre-tax savings of $400 million to $410 million in 2018, and once all phases are implemented, to generate annual ongoing savings of approximately $500 million beginning in 2020. In the six-month period ended January 28, 2018, we generated an additional $40 million of pre-tax savings. The annual pre-tax savings generated by the initiatives were as follows:

	Year Ended
(Millions)	July 30, 2017	July 31, 2016	August 2, 2015
Total pre-tax savings	$325	$215	$85
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs incurred to date associated with segments is as follows:

	January 28, 2018
(Millions)	Three Months Ended	Six Months Ended	Costs Incurred to Date
Americas Simple Meals and Beverages	$33	$40	$132
Global Biscuits and Snacks	21	27	105
Campbell Fresh	2	3	9
Corporate	4	9	97
Total	$60	$79	$343
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
We generated cash flows from operations of $660 million in 2018, compared to $667 million in 2017. The decline in 2018 was primarily due to higher net payments on hedging activities, partially offset by improvements in working capital requirements.
Current assets are less than current liabilities as a result of our level of current maturities of long-term debt and short-term borrowings and our focus to lower core working capital requirements by reducing trade receivables and inventories while extending payment terms for accounts payables. We had negative working capital of $1.084 billion as of January 28, 2018, and $495 million as of July 30, 2017. Debt maturing within one year was $1.659 billion as of January 28, 2018, and $1.037 billion as of July 30, 2017.
Capital expenditures were $132 million in 2018 compared to $119 million in 2017. Capital expenditures are expected to total approximately $425 million in 2018. Capital expenditures in 2018 included a U.S. warehouse optimization project (approximately $12 million); insourcing manufacturing for certain simple meal products (approximately $8 million); replacement of a Pepperidge Farm refrigeration system (approximately $4 million); and an Australian multi-pack biscuit capacity expansion project (approximately $2 million).
On December 12, 2017, we completed the acquisition of Pacific Foods. The purchase price was $689 million, subject to customary post-closing adjustments, and was funded through the issuance of commercial paper.
On December 18, 2017, we entered into an agreement to acquire Snyder's-Lance for $50.00 per share. The closing of the transaction is subject to customary closing conditions and termination rights, including the approval of Snyder’s-Lance shareholders. We expect to finance the acquisition through $6.2 billion of debt, which includes the payoff of Snyder's-Lance indebtedness. We are a party to a bridge facility commitment letter with a group of lenders, which initially provided up to $6.2 billion under a 364-day senior unsecured bridge term loan credit facility. On December 29, 2017, we entered into a single draw, unsecured, senior term loan facility equal to $1.2 billion to finance a portion of the Snyder’s-Lance acquisition and reduce the commitment under the bridge facility commitment letter to $5 billion. Debt issued under the term loan facility has a maturity date of three years from the initial funding date and will bear interest at the rates specified in the term loan facility, which vary based on the type of loan and certain other customary conditions. The term loan facility contains customary covenants and events of default for credit facilities of this type. We plan to replace or refinance the remaining $5 billion under the bridge loan facility through an offering of senior unsecured notes. For additional information on the bridge facility commitment letter and the term loan facility, see our Form 8-Ks respectively filed with the U.S. Securities and Exchange Commission on December 18, 2017, and December 29, 2017.
Dividend payments were $216 million in 2018 and $207 million in 2017. We repurchased approximately 2 million shares at a cost of $86 million in 2018 and approximately 4 million shares at a cost of $234 million in 2017. With the pending acquisition of Snyder's-Lance, we suspended our share repurchases in the second quarter of 2018. See Note 14 to the Consolidated Financial Statements for more information.
As of January 28, 2018, we had $1.659 billion of short-term borrowings due within one year, of which $1.261 billion was comprised of commercial paper borrowings. As of January 28, 2018, we issued $50 million of standby letters of credit. We have a committed revolving credit facility totaling $1.85 billion that matures in December 2021. This U.S. facility remained unused at January 28, 2018, except for $1 million of standby letters of credit that we issued under it. The U.S. facility supports our commercial paper programs and other general corporate purposes. In July 2016, we entered into a Canadian committed revolving credit facility that matures in July 2019. As of January 28, 2018, the total commitment under the Canadian facility was CAD $150 million, or $122 million, and we had borrowings of CAD $142 million, or $115 million, at a rate of 2.47% under this facility. The Canadian facility supports general corporate purposes.
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
Valuation of Long-lived Assets — The valuation of long-lived assets is an area that requires the use of subjective or complex judgments, estimates and assumptions. Goodwill and intangible assets deemed to have indefinite lives are not amortized but rather are tested at least annually for impairment, or more often if events or changes in circumstances indicate that more likely than not the carrying amount of the asset may not be recoverable.
Interim Assessment - Second Quarter of 2017
During the second quarter of 2017, sales and operating profit performance for Bolthouse Farms carrot and carrot ingredients were well below our expectations due to difficulty with regaining market share lost during 2016 and higher carrot costs from the adverse impact of heavy rains on crop yields. During the quarter, we also lowered our forecast for sales and earnings for the reporting unit for the second half of 2017 based on revised market share recovery expectations and the continuing effect of unusual weather conditions on carrot costs. In addition, as part of a strategic review initiated by a new leadership team of Campbell Fresh during the second quarter, we decided to reduce emphasis on growing sales of carrot ingredients, which are a by-product of the manufacturing process, and to manage carrots sold at retail for modest sales growth consistent with the category while improving profitability. Accordingly, we reduced our expectations for recovery of retail carrot market share. As a consequence of current-year performance and the strategic review, we lowered our sales outlook for future fiscal years.We also lowered our average margin expectations due in part to cost volatility, which had been higher than expected. Based upon the business performance in the second quarter of 2017, our reduced near-term outlook, and reduced expectations for sales, operating margins and discounted cash flows, we performed an interim impairment assessment as of December 31, 2016, which resulted in a $127 million impairment charge on goodwill and $20 million on a trademark in the reporting unit.
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
Interim Assessment - Second Quarter of 2018
During the second quarter of 2018, we performed an interim impairment assessment as of December 31, 2017, on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit as operating performance was below expectations. The business was impacted by adverse weather conditions and the implementation of enhanced quality protocols, which impacted crop yields and resulted in higher costs. This cost volatility continued to be higher than expected and caused us to reassess our short- and long-term margin expectations for this business. Based on recent performance, we reduced our outlook for future operating margins and discounted cash flows, which resulted in a $75 million impairment charge, representing a write-down of all of the remaining goodwill in the reporting unit. The fair value of the trademark exceeded the carrying value, which was $48 million, as of December 31, 2017. We will continue to monitor the performance of the business.
We acquired Plum on June 13, 2013. The business is a reporting unit within Americas Simple Meals and Beverages segment. In 2018, sales and operating performance were well below expectations due in part to competitive pressure and reduced margins. Based on the recent performance, in the second quarter we reduced our outlook for future sales, operating margins and discounted cash flows and performed an interim impairment assessment. As of the interim assessment, the fair value of the trademark exceeded the carrying value by approximately 15%, and the fair value of the reporting unit exceeded the carrying value by less than 10%. As of December 31, 2017, the carrying value of the trademark was $115 million and the carrying value of goodwill was $128 million. We will continue to invest in innovation on this business. We are focused on improving profitability by pursuing various supply chain initiatives. We will continue to monitor the performance of the business.
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
As of January 28, 2018, the carrying value of goodwill was $2.259 billion. Holding all other assumptions used in the 2018 interim fair value measurement constant, changes in the assumptions below would reduce fair value of the Plum reporting unit and result in impairment charges of approximately:

(Millions)	Plum
1% increase in the weighted-average cost of capital	$(55)
1% reduction in revenue growth	$(10)
1% reduction in EBITDA* margin	$(25)
_________________________________________

*	Earnings before interest, taxes, depreciation and amortization.
If assumptions are not achieved or market conditions decline, potential impairment charges could result.
As of January 28, 2018, the carrying value of indefinite-lived trademarks was $1.2 billion. Holding all other assumptions used in the 2018 interim fair value measurement constant, changes in the weighted-average cost of capital assumption would reduce fair value of the trademarks and result in impairment charges of approximately:

(Millions)	Bolthouse Farms Carrot and Carrot Ingredients	Plum
1% increase in the weighted-average cost of capital	$—	$(5)
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
We wish to caution the reader that the following important factors and those important factors described in our other Securities and Exchange Commission filings, or in our 2017 Annual Report on Form 10-K, could affect our actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, us:

•	changes in consumer demand for our products and favorable perception of our brands;

•	the risks associated with trade and consumer acceptance of product improvements, shelving initiatives, new products and pricing and promotional strategies;

•	the impact of strong competitive responses to our efforts to leverage our brand power with product innovation, promotional programs and new advertising;

•	changing inventory management practices by certain of our key customers;

•	a changing customer landscape, with value and e-commerce retailers expanding their market presence, while certain of our key customers continue to increase their significance to our business;

•	our ability to realize projected cost savings and benefits from our efficiency and/or restructuring initiatives;

•	our ability to manage changes to our organizational structure and/or business processes, including our selling, distribution, manufacturing and information management systems or processes;

•	product quality and safety issues, including recalls and product liabilities;

•	the ability to complete and to realize the projected benefits of acquisitions, divestitures and other business portfolio changes;

•	the conditions to the completion of the Snyder’s-Lance acquisition, including obtaining Snyder’s-Lance shareholder approval, may not be satisfied;

•	long-term financing for the Snyder’s-Lance acquisition may not be available on favorable terms, or at all;

•	closing of the Snyder’s-Lance acquisition may not occur or may be delayed, either as a result of litigation related to the acquisition or otherwise;

•	we may be unable to achieve the anticipated benefits of the Snyder’s-Lance acquisition;

•	completing the Snyder’s-Lance acquisition may distract our management from other important matters;

•	disruptions to our supply chain, including fluctuations in the supply of and inflation in energy and raw and packaging materials cost;

•	the uncertainties of litigation and regulatory actions against us;

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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
For information regarding our exposure to certain market risk, see Item 7A, Quantitative and Qualitative Disclosure About Market Risk, in the 2017 Annual Report on Form 10-K. There have been no significant changes in our portfolio of financial instruments or market risk exposures from the 2017 year-end other than utilizing treasury rate lock contracts to lock in the rate related to the anticipated debt issuances. As of January 28, 2018, 30-year treasury rate lock contracts with a notional value of $200 million were outstanding. The average rate to be paid on these rate locks is 2.90%. Subsequent to January 28, 2018, we entered into 5, 10 and 30-year treasury rate lock contracts with notional values of $600 million, $1 billion and $500 million, respectively as of February 28, 2018. The average rate to be paid on the 5, 10 and 30-year rate locks is 2.65%, 2.80% and 3.09%, respectively.
Item 4. Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 28, 2018 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

b.	Changes in Internal Controls
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or were likely to materially affect, such control over financial reporting during the quarter ended January 28, 2018.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding reportable legal proceedings is contained in Note 16 to the Consolidated Financial Statements and incorporated herein by reference.

Item 1A. Risk Factors

The following disclosure modifies the discussion of risks and uncertainties previously disclosed in our Annual Report on Form 10-K for the year ended July 30, 2017. These risks and uncertainties, along with those previously disclosed, could materially adversely affect our business, financial condition and results of operations. Additional risks and uncertainties that are not presently known to us or that we deem immaterial may also impair our business operations and financial condition.

Risk Factors related to the Snyder's-Lance, Inc. (Snyder's-Lance) Acquisition
The Snyder's-Lance acquisition is subject to certain closing conditions that, if not satisfied or waived, could delay closing or prevent it from occurring at all
The Snyder's-Lance acquisition is subject to closing conditions, including approval of the transaction by the affirmative vote of the holders of at least 75% of the outstanding shares of the common stock of Snyder's-Lance. If any condition to the acquisition is not satisfied or waived, the completion of the acquisition could be significantly delayed, or may not occur at all. We and Snyder's-Lance may also terminate the merger agreement under certain circumstances, and we may be required, in certain circumstances, to pay a termination fee of $198.6 million. For additional information, see our Form 8-K filed with the U.S. Securities and Exchange Commission on December 18, 2017. There are also several pending lawsuits seeking, among other things, to enjoin the acquisition. See Note 16 to the Consolidated Financial Statements for additional information on these lawsuits. If we do not complete the acquisition, or if the closing is significantly delayed, our business or financial results may be adversely affected.
The anticipated benefits of acquiring Snyder's-Lance may not be fully realized
We expect that the acquisition of Snyder's-Lance will result in various benefits including, among other things, cost savings, cost synergies, a strengthened market position and revenue opportunities. Achieving these anticipated benefits is subject to uncertainties, including whether we integrate in an efficient and effective manner, and general competitive factors in the marketplace. Integrating Snyder's-Lance will be a complex, time-consuming and expensive process. We may experience unanticipated difficulties or expenses related to the integration, including:
•diversion of management's attention from ongoing business concerns;
•managing a larger combined business;
•finalizing the integration of Snyder's-Lance's past acquisitions to the extent not yet completed;
•perceived adverse changes in product offerings to consumers, whether or not these changes actually occur;
•assumption of unknown risks and liabilities;
•the retention of key suppliers and customers of Snyder's-Lance;
•attracting new business and operational relationships;
•retaining and integrating key employees and maintaining employee morale; and
•unforeseen expenses or delays.
After the acquisition, we may seek to combine certain operations, functions, systems and processes, which we may be unsuccessful or delayed in implementing. While we have assumed that a certain level of expenses would be incurred in connection with the Snyder's-Lance acquisition, transaction costs, acquisition-related costs, costs for synergies and integration costs may be more than anticipated. In addition, there are many factors beyond our control and the control of Snyder's-Lance that could affect the total amount or the timing of these expenses. Although we expect that the elimination of duplicative costs and realization of other efficiencies related to the integration of the businesses will offset incremental costs over time, any net benefit may not be achieved in the near term or at all. The failure to effectively address any of these risks, or any other risks related to the integration of the Snyder's-Lance acquisition, may adversely affect our business or financial results.
We will incur substantial indebtedness to finance the acquisition of Snyder's-Lance
In connection with the closing of the acquisition of Snyder's-Lance and the payoff of Snyder's-Lance indebtedness, we expect to incur approximately $6.2 billion of indebtedness through a combination of senior unsecured notes and senior unsecured term loans. This substantial level of indebtedness may have important consequences to our business, including, but not limited to:

•increasing our debt service obligations, making it more difficult for us to satisfy our obligations;
•increasing our exposure to fluctuations in interest rates;
•subjecting us to financial and other covenants, the non-compliance with which could result in an event of default;

•	increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, including undertaking significant capital projects;

•	placing us at a competitive disadvantage as compared to our competitors, to the extent that they are not as highly leveraged; and
•restricting us from pursuing certain business opportunities, including other acquisitions.
In addition, we regularly access the commercial paper markets for working capital needs and other general corporate purposes. We expect our credit ratings to be downgraded following our acquisition of Snyder's-Lance. A downgrade in our credit ratings may increase our borrowing costs and adversely affect our ability to issue commercial paper. If our credit ratings are further downgraded or put on watch for a potential downgrade beyond what we expect in connection with the acquisition, we may not be able to sell additional debt securities or borrow money in the amounts and on the terms that might be available if our credit ratings were maintained. Disruptions in the commercial paper market or other effects of volatile economic conditions on the credit markets may also reduce the amount of commercial paper that we can issue and raise our borrowing costs for both short- and long-term debt offerings. There can be no assurance that we will have access to the capital markets on terms we find acceptable. Limitations on our ability to access the capital markets, a reduction in our liquidity or an increase in our borrowing costs may adversely affect our business or financial results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 6.	Exhibits
The Index to Exhibits, which immediately precedes the signature page, is incorporated by reference into this Report.
INDEX TO EXHIBITS

2(a)
Agreement and Plan of Merger, dated December 18, 2017, by and among Campbell Soup Company, Twist Merger Sub, Inc. and Snyder's-Lance, Inc. is incorporated by reference to Exhibit 2.1 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on December 18, 2017.

2(b)
Voting Agreement, dated December 18, 2017, by and among, Campbell Soup Company, the Patricia A. Warehime Revocable Deed of Trust, Warehime 2016 GRAT #1, the Warehime 2017 GRAT #2, the Warehime 2012 Dynasty Trust for the benefit of Susan A. Rupp, the Warehime 2012 Dynasty Trust for the benefit of Katherine A. Mininger, the Warehime 2012 Dynasty Trust for the benefit of Elizabeth A. Warehime, the Michael & Patricia Warehime 1995 Irrevocable Trust for the benefit of Daughters, the Michael A. Warehime 2010 Trust for the benefit of Margaret Anne Mininger, the Michael A. Warehime 2010 Trust for the benefit of Harrison Michael Rupp, the Michael A. Warehime 2010 Trust for the benefit of Sophie Ann Mininger and the Michael A. Warehime Trust for the benefit of Evan Michael Rupp is incorporated by reference to Exhibit 2.2 to Campbell's Form 8-K (SEC filed number 1-3822) filed with the SEC on December 18, 2017.

10
Three-Year Term Loan Credit Agreement, dated December 29, 2017, by and among Campbell Soup Company, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders named therein, is incorporated by reference to Exhibit 10 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on December 29, 2017.

31(a)	Certification of Denise M. Morrison pursuant to Rule 13a-14(a).

31(b)	Certification of Anthony P. DiSilvestro pursuant to Rule 13a-14(a).

32(a)	Certification of Denise M. Morrison pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of Anthony P. DiSilvestro pursuant to 18 U.S.C. Section 1350.

99
Bridge Commitment Letter, dated December 18, 2017, by and among Campbell Soup Company, Credit Suisse Securities (USA) LLC and Credit Suisse AG is incorporated by reference to Exhibit 99.3 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on December 18, 2017.

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
Date: March 5, 2018

CAMPBELL SOUP COMPANY

By: /s/ Anthony P. DiSilvestro
Anthony P. DiSilvestro
Senior Vice President and Chief Financial Officer

By: /s/ Stanley Polomski
Stanley Polomski
Vice President and Controller