Form 10-Q
period 2018-04-29
CAMPBELL SOUP CO
filed 2018-06-05
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number
April 29, 2018	1-3822
CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.
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

There were 300,645,629 shares of capital stock outstanding as of May 31, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017
Net sales	$2,125	$1,853	$6,466	$6,226
Costs and expenses
Cost of products sold	1,507	1,188	4,299	3,899
Marketing and selling expenses	232	212	679	682
Administrative expenses	163	142	477	408
Research and development expenses	27	28	84	80
Other expenses / (income)	647	(15)	688	197
Restructuring charges	24	—	59	—
Total costs and expenses	2,600	1,555	6,286	5,266
Earnings (loss) before interest and taxes	(475)	298	180	960
Interest expense	44	29	107	87
Interest income	2	1	3	3
Earnings (loss) before taxes	(517)	270	76	876
Taxes on earnings	(124)	94	(91)	307
Net earnings (loss)	(393)	176	167	569
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	—
Net earnings (loss) attributable to Campbell Soup Company	$(393)	$176	$167	$569
Per Share — Basic
Net earnings (loss) attributable to Campbell Soup Company	$(1.31)	$.58	$.55	$1.86
Dividends	$.35	$.35	$1.05	$1.05
Weighted average shares outstanding — basic	301	304	301	306
Per Share — Assuming Dilution
Net earnings attributable to Campbell Soup Company	$(1.31)	$.58	$.55	$1.85
Weighted average shares outstanding — assuming dilution	301	306	302	308
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(unaudited)
(millions)

	Three Months Ended
	April 29, 2018			April 30, 2017
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings (loss)			$(393)			$176
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(59)	$—	(59)	$(4)	$—	(4)
Cash-flow hedges:
Unrealized gains (losses) arising during the period	11	(3)	8	2	—	2
Reclassification adjustment for (gains) losses included in net earnings	1	—	1	2	(1)	1
Pension and other postretirement benefits:
Prior service cost arising during the period	1	(1)	—	—	—	—
Reclassification of prior service credit included in net earnings	(7)	2	(5)	(5)	1	(4)
Other comprehensive income (loss)	$(53)	$(2)	(55)	$(5)	$—	(5)
Total comprehensive income (loss)			$(448)			$171
Total comprehensive income (loss) attributable to noncontrolling interests			—			—
Total comprehensive income (loss) attributable to Campbell Soup Company			$(448)			$171

	Nine Months Ended
	April 29, 2018			April 30, 2017
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings (loss)			$167			$569
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(25)	$—	(25)	$(28)	$—	(28)
Cash-flow hedges:
Unrealized gains (losses) arising during the period	22	(7)	15	32	(11)	21
Reclassification adjustment for (gains) losses included in net earnings	2	—	2	9	(3)	6
Pension and other postretirement benefits:
Prior service cost arising during the period	(2)	—	(2)	—	—	—
Reclassification of prior service credit included in net earnings	(20)	6	(14)	(18)	6	(12)
Other comprehensive income (loss)	$(23)	$(1)	(24)	$(5)	$(8)	(13)
Total comprehensive income (loss)			$143			$556
Total comprehensive income (loss) attributable to noncontrolling interests			(1)			1
Total comprehensive income (loss) attributable to Campbell Soup Company			$144			$555
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	April 29, 2018	July 30, 2017
Current assets
Cash and cash equivalents	$199	$319
Accounts receivable, net	873	605
Inventories	1,076	902
Other current assets	181	74
Total current assets	2,329	1,900
Plant assets, net of depreciation	3,174	2,454
Goodwill	4,608	2,115
Other intangible assets, net of amortization	4,273	1,118
Other assets ($69 as of 2018 and $51 as of 2017 attributable to variable interest entity)	182	139
Total assets	$14,566	$7,726
Current liabilities
Short-term borrowings	$1,763	$1,037
Payable to suppliers and others	848	666
Accrued liabilities	671	561
Dividends payable	107	111
Accrued income taxes	14	20
Total current liabilities	3,403	2,395
Long-term debt	8,080	2,499
Deferred taxes	936	490
Other liabilities	736	697
Total liabilities	13,155	6,081
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	336	359
Earnings retained in the business	2,236	2,385
Capital stock in treasury, at cost	(1,104)	(1,066)
Accumulated other comprehensive loss	(76)	(53)
Total Campbell Soup Company shareholders' equity	1,404	1,637
Noncontrolling interests	7	8
Total equity	1,411	1,645
Total liabilities and equity	$14,566	$7,726
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Nine Months Ended
	April 29, 2018	April 30, 2017
Cash flows from operating activities:
Net earnings	$167	$569
Adjustments to reconcile net earnings to operating cash flow
Impairment charges	694	212
Restructuring charges	59	—
Stock-based compensation	48	48
Noncurrent income taxes	52	—
Amortization of inventory fair value adjustment from acquisition	37	—
Pension and postretirement benefit income	(48)	(35)
Depreciation and amortization	266	234
Deferred income taxes	(192)	11
Other, net	10	15
Changes in working capital, net of acquisitions
Accounts receivable	(18)	1
Inventories	50	144
Prepaid assets	(84)	(20)
Accounts payable and accrued liabilities	26	(116)
Other	(43)	(52)
Net cash provided by operating activities	1,024	1,011
Cash flows from investing activities:
Purchases of plant assets	(223)	(195)
Purchases of route businesses	(5)	—
Sales of route businesses	5	—
Businesses acquired, net of cash acquired	(6,773)	—
Other, net	(12)	(14)
Net cash used in investing activities	(7,008)	(209)
Cash flows from financing activities:
Net short-term borrowings (repayments)	234	(66)
Long-term borrowings	6,200	—
Long-term repayments	(43)	(76)
Dividends paid	(321)	(314)
Treasury stock purchases	(86)	(305)
Treasury stock issuances	—	2
Payments related to tax withholding for stock-based compensation	(23)	(21)
Repurchase of noncontrolling interest	(47)	—
Payments of debt issuance costs	(49)	—
Net cash provided by (used in) financing activities	5,865	(780)
Effect of exchange rate changes on cash	(1)	(5)
Net change in cash and cash equivalents	(120)	17
Cash and cash equivalents — beginning of period	319	296
Cash and cash equivalents — end of period	$199	$313
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at July 31, 2016	323	$12	(15)	$(664)	$354	$1,927	$(104)	$8	$1,533
Net earnings (loss)						569		—	569
Other comprehensive income (loss)							(14)	1	(13)
Dividends ($1.05 per share)						(323)			(323)
Treasury stock purchased			(5)	(305)					(305)
Treasury stock issued under management incentive and stock option plans			1	35	(6)				29
Balance at April 30, 2017	323	$12	(19)	$(934)	$348	$2,173	$(118)	$9	$1,490
Balance at July 30, 2017	323	$12	(22)	$(1,066)	$359	$2,385	$(53)	$8	$1,645
Noncontrolling interest acquired								47	47
Repurchase of noncontrolling interest								(47)	(47)
Net earnings (loss)						167		—	167
Other comprehensive income (loss)							(23)	(1)	(24)
Dividends ($1.05 per share)						(316)			(316)
Treasury stock purchased			(2)	(86)					(86)
Treasury stock issued under management incentive and stock option plans			2	48	(23)				25
Balance at April 29, 2018	323	$12	(22)	$(1,104)	$336	$2,236	$(76)	$7	$1,411
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
In May 2014, the Financial Accounting Standards Board (FASB) issued revised guidance on the recognition of revenue from contracts with customers. The guidance is designed to create greater comparability for financial statement users across industries and jurisdictions. The guidance also requires enhanced disclosures. The guidance was originally effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In July 2015, the FASB decided to delay the effective date of the new revenue guidance by one year to fiscal years, and interim periods within those years, beginning after December 15, 2017. Entities will be permitted to adopt the new revenue standard early, but not before the original effective date. The guidance permits the use of either a full retrospective or modified retrospective transition method. We have substantially completed the diagnostic review of our arrangements with customers across our significant businesses, including our practices of offering rebates, refunds, discounts and other price allowances, and trade and consumer promotion programs. As we evaluate our methods of estimating the amount and timing of these various forms of variable consideration, we expect to accelerate the expense recognition of certain trade and consumer promotion programs. However, based on our assessment to date, the impact is not expected to be material on an annual basis. We are continuing to evaluate the impact that the new guidance will have on our consolidated financial statements. We expect to use the modified retrospective method when we adopt the new guidance in 2019.
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

	Three Months Ended	Nine Months Ended
Increase / (decrease) in expense	April 30, 2017	April 30, 2017
Cost of products sold	$13	$17
Marketing and selling expenses	$3	$8
Administrative expenses	$2	$6
Research and development expenses	$1	$2
Other expenses / (income)	$(19)	$(33)
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
On March 26, 2018, we completed the acquisition of Snyder's-Lance, Inc. (Snyder's-Lance) for $50.00 per share. Total consideration was $6,112, which included the payoff of approximately $1,100 of Snyder's-Lance indebtedness. The acquisition was financed through a single draw 3-year senior unsecured term loan facility and the issuance of senior notes. See Note 12 for additional information. Snyder's-Lance is a snack food company that manufactures, distributes, markets and sells snack food products in North America and Europe. Its primary brands include Snyder’s of Hanover and Lance, as well as Kettle Brand, KETTLE Chips, Cape Cod, Snack Factory Pretzel Crisps, Pop Secret, Emerald and Late July.

The excess of the purchase price over the estimated fair values of identifiable net assets was recorded as $2,867 of goodwill. The goodwill is not deductible for tax purposes. The goodwill was primarily attributable to future growth opportunities, anticipated synergies, and intangible assets that did not qualify for separate recognition. The goodwill is included in the Global Biscuits and Snacks segment.
On December 12, 2017, we completed the acquisition of Pacific Foods of Oregon, LLC (Pacific Foods) for $689, subject to customary post-closing adjustments. Pacific Foods produces broth, soups, non-dairy beverages and other simple meals. The excess of the purchase price over the estimated fair values of identifiable net assets was recorded as $202 of goodwill. The goodwill is deductible for tax purposes. The goodwill was primarily attributable to future growth opportunities, anticipated synergies, and intangible assets that did not qualify for separate recognition. The goodwill is included in the Americas Simple Meals and Beverages segment.
The acquired assets and assumed liabilities include the following:

	Snyder's-Lance	Pacific Foods
Cash	$21	$7
Accounts receivable	220	16
Inventories	219	50
Other current assets	35	1
Plant assets	699	78
Goodwill	2,867	202
Other intangible assets	2,947	366
Other assets	61	—
Short-term debt	(1)	—
Accounts payable	(124)	(25)
Accrued liabilities	(116)	(6)
Deferred income taxes	(637)	—
Other liabilities	(32)	—
Noncontrolling interest	(47)	—
Total assets acquired and liabilities assumed	$6,112	$689
The identifiable intangible assets of Snyder's-Lance consist of:

	Type	Life in Years			Value
Trademarks	Non-amortizable	Indefinite			$2,131
Customer relationships	Amortizable	15	to	22	808
Other	Amortizable	1.5			8
Total identifiable intangible assets					$2,947
The identifiable intangible assets of Pacific Foods consist of $280 in non-amortizable trademarks, and $86 in customer relationships to be amortized over 20 years.
The purchase price allocations are preliminary and are subject to the finalization of valuations, which will be completed within the allowable measurement period.
For the three- and nine-month periods ended April 29, 2018, the contribution of the Pacific Foods acquisition to Net sales was $55 and $83, respectively. The contribution to Net earnings was not material.
We recognized transaction costs and integration costs of $64 and $88, associated with the Snyder's-Lance acquisition in the three- and nine-month periods ended April 29, 2018, respectively. Approximately $29 in the three-month period and $53 in the nine-month period represented transactions costs, including bridge financing costs and outside advisory costs, and were recorded in Other expenses / (income). Integration costs in the three- and nine-month periods included the following:

•	amortization of most of the acquisition date fair value adjustment to inventories of $37 that was recorded in Cost of products sold;

•	$10 of Restructuring charges;

•	$6 of Administrative expenses; and

•	$18 gain in Interest expense on treasury rate lock contracts used to hedge the planned financing of the acquisition.
For the three- and nine-month periods ended April 29, 2018, the contribution of the Snyder's-Lance acquisition to Net sales was $207. The contribution to Net earnings (loss) was a loss of $52 for the three-month period ended April 29, 2018, including the effect of the transaction and integration costs, and interest expense on the debt to finance the acquisition.
The following unaudited summary information is presented on a consolidated pro forma basis as if the Snyder's-Lance and Pacific Foods acquisitions had occurred on August 1, 2016:

	Three Months Ended		Nine Months Ended
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017
Net sales	$2,448	$2,435	$8,003	$8,042
Net earnings (loss) attributable to Campbell Soup Company	$(368)	$151	$272	$468
Net earnings (loss) per share attributable to Campbell Soup Company - basic	$(1.22)	$0.50	$0.90	$1.53
Net earnings per share attributable to Campbell Soup Company - assuming dilution	$(1.22)	$0.49	$0.90	$1.52
The pro forma amounts include additional interest expense on the debt issued to finance the purchases, amortization and depreciation expense based on the estimated fair value and useful lives of intangible assets and plant assets, and related tax effects. The pro forma results are not necessarily indicative of the combined results had the Snyder's-Lance and Pacific Foods acquisitions been completed on August 1, 2016, nor are they indicative of future combined results. The pro forma results for 2017 include pre-tax transaction costs of $53, pre-tax amortization of the acquisition date fair value adjustment to inventories of $42 (of which $37 was recognized as of the third quarter 2018), and a pre-tax gain of $18 on treasury rate lock contracts. Therefore, the pro forma results for 2018 exclude these items, as they are reflected in 2017.

4.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

	Foreign Currency Translation Adjustments(1)	Gains (Losses) on Cash Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at July 31, 2016	$(124)	$(41)	$61	$(104)
Other comprehensive income (loss) before reclassifications	(29)	21	—	(8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	6	(12)	(6)
Net current-period other comprehensive income (loss)	(29)	27	(12)	(14)
Balance at April 30, 2017	$(153)	$(14)	$49	$(118)
Balance at July 30, 2017	$(84)	$(22)	$53	$(53)
Other comprehensive income (loss) before reclassifications	(24)	15	(2)	(11)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	(14)	(12)
Net current-period other comprehensive income (loss)	(24)	17	(16)	(23)
Balance at April 29, 2018	$(108)	$(5)	$37	$(76)
_____________________________________

(1)	Included a tax expense of $6 as of April 29, 2018, July 30, 2017, April 30, 2017, and July 31, 2016.

(2)	Included a tax benefit of $5 as of April 29, 2018, $12 as of July 30, 2017, $9 as of April 30, 2017, and $23 as of July 31, 2016.

(3)	Included a tax expense of $24 as of April 29, 2018, $30 as of July 30, 2017, $29 as of April 30, 2017, and $35 as of July 31, 2016.
Amounts related to noncontrolling interests were not material.

The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017	Location of (Gain) Loss Recognized in Earnings
(Gains) losses on cash flow hedges:
Foreign exchange forward contracts	$—	$1	$—	$5	Cost of products sold
Foreign exchange forward contracts	—	—	—	1	Other expenses / (income)
Forward starting interest rate swaps	1	1	2	3	Interest expense
Total before tax	1	2	2	9
Tax expense (benefit)	—	(1)	—	(3)
(Gain) loss, net of tax	$1	$1	$2	$6

Pension and postretirement benefit adjustments:
Prior service credit	$(7)	$(5)	$(20)	$(18)	Other expenses / (income)
Tax expense (benefit)	2	1	6	6
(Gain) loss, net of tax	$(5)	$(4)	$(14)	$(12)

5.	Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill by business segment:

	Americas Simple Meals and Beverages	Global Biscuits and Snacks	Campbell Fresh	Total
Net balance at July 30, 2017(1)	$780	$795	$540	$2,115
Acquisitions	202	2,867	—	3,069
Impairment charges	—	—	(540)	(540)
Foreign currency translation adjustment	(3)	(33)	—	(36)
Net balance at April 29, 2018(1)	$979	$3,629	$—	$4,608
_____________________________________

(1)
The Campbell Fresh segment includes accumulated impairment charges of $837 as of April 29, 2018, and $297 as of July 30, 2017 related to the Bolthouse Farms carrot and carrot ingredients reporting unit, the deli reporting unit, and the Bolthouse Farms refrigerated beverages and salad dressings reporting unit.

In March 2018, we acquired Snyder's-Lance for $6,112. Goodwill related to the acquisition was $2,867. In addition, we acquired Pacific Foods in December 2017 for $689 and goodwill related to the acquisition was $202. See Note 3 for additional information.
During the third quarter of 2018, we performed an interim impairment assessment on the intangible assets of the deli reporting unit, which includes Garden Fresh Gourmet and the U.S. refrigerated soup business, within Campbell Fresh. During the third quarter of 2018, certain of our private label refrigerated soup customers, which represent a majority of the business, informed us of their intention to in-source production beginning in 2019, and the sales and operating profit outlook of the Garden Fresh Gourmet business was reduced. Due to the anticipated loss of refrigerated soup business with these customers, as well as the recent performance of the Garden Fresh Gourmet business, we revised the long-term outlook for future sales, operating margins and discounted cash flows for this reporting unit, which resulted in an $81 impairment charge, representing a write-down of the remaining goodwill in the reporting unit.
In addition, we performed an interim impairment assessment on the intangible assets of the Bolthouse Farms refrigerated beverages and salad dressings reporting unit as the operating performance in the third quarter was below expectations. We assessed sales performance of refrigerated beverages and key drivers impacting gross profit for the unit. We revised our long-term outlook for future earnings and discounted cash flows to reflect reduced sales expectations to modest growth and decreased our gross profit outlook to reflect the inflation and manufacturing efficiency pressures that remain with the unit. This revised outlook resulted in a $384 impairment charge, representing a write-down of the remaining goodwill in the reporting unit.

During the second quarter of 2018, we performed an interim impairment assessment on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit within Campbell Fresh as operating performance was below expectations. The business was impacted by adverse weather conditions and the implementation of enhanced quality protocols, which impacted crop yields and resulted in higher costs. This cost volatility continued to be higher than expected and caused us to reassess our short- and long-term margin expectations for this business. Based on this performance, we reduced our outlook for future operating margins and discounted cash flows, which resulted in a $75 impairment charge, representing a write-down of the remaining goodwill in the reporting unit.
Intangible Assets
The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

Intangible Assets	April 29, 2018	July 30, 2017
Amortizable intangible assets
Customer relationships	$1,117	$223
Technology	40	40
Other	43	35
Total gross amortizable intangible assets	$1,200	$298
Accumulated amortization	(110)	(92)
Total net amortizable intangible assets	$1,090	$206
Non-amortizable intangible assets
Trademarks	3,183	912
Total net intangible assets	$4,273	$1,118
Non-amortizable intangible assets consist of trademarks, which include Snyder's of Hanover, Lance, Kettle Brand, Pace, Pacific Foods, Snack Factory, Cape Cod, Bolthouse Farms, Plum, Kjeldsens, and Garden Fresh Gourmet. Other amortizable intangible assets consist of recipes, non-compete agreements, trademarks, patents and distributor relationships.
Amortization of intangible assets was $18 and $15 for the nine-month periods ended April 29, 2018, and April 30, 2017, respectively. Amortization expense for the next 5 years is estimated to be $34 in 2018, $65 in 2019, $60 in 2020, and $59 in 2021 through 2022. Asset useful lives range from 5 to 20 years.
Due to the factors described above, we performed an interim impairment assessment in the third quarter of 2018 on the trademarks in the deli reporting unit and the Bolthouse Farms refrigerated beverages and salad dressings reporting unit. We recorded impairment charges of $13 related to the Garden Fresh Gourmet trademark within the deli reporting unit and $130 related to the Bolthouse Farms refrigerated beverages and salad dressings trademark. This reduced the fair value of the trademarks to $23 in the deli reporting unit and to $150 in the Bolthouse Farms refrigerated beverages and salad dressings reporting unit.
In the second quarter of 2018, we performed an interim impairment assessment on the trademark in the Bolthouse Farms carrot and carrot ingredients reporting unit. The fair value of the trademark exceeded the carrying value, which was $48.

6.	Segment Information
Commencing in the third quarter of 2018 with the acquisition of Snyder's-Lance, we formed a new U.S. snacking unit, which combines Snyder's-Lance and Pepperidge Farm, and is an operating segment. As of the third quarter of 2018, we have four operating segments based primarily on product type, and three reportable segments. The U.S. snacking operating segment is aggregated with the international biscuit and snacks operating segment to form the Global Biscuits and Snacks reportable segment. The operating segments are aggregated based on similar economic characteristics, products, production processes, types or classes of customers, distribution methods, and regulatory environment. Our reportable segments are as follows:

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

•
Global Biscuits and Snacks segment represents an aggregation of the following operating segments: U.S. snacks operating segment, which includes Pepperidge Farm cookies, crackers, bakery and frozen products in U.S. retail, and Snyder’s-Lance pretzels, sandwich crackers, potato chips, tortilla chips and other snacking products in the U.S. and Europe; and the international biscuits and snacks operating segment, which includes Arnott’s biscuits in Australia and Asia Pacific,

Kelsen cookies globally, the simple meals and shelf-stable beverages business in Australia and Asia Pacific, and beginning in 2018, the business in Latin America; and

•
Campbell Fresh segment includes Bolthouse Farms fresh carrots, carrot ingredients, refrigerated beverages and refrigerated salad dressings, Garden Fresh Gourmet salsa, hummus, dips and tortilla chips, and the U.S. refrigerated soup business.

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

	Three Months Ended		Nine Months Ended
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017
Net sales
Americas Simple Meals and Beverages	$1,010	$966	$3,424	$3,459
Global Biscuits and Snacks	862	639	2,297	2,025
Campbell Fresh	251	248	742	742
Corporate	2	—	3	—
Total	$2,125	$1,853	$6,466	$6,226

	Three Months Ended		Nine Months Ended
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017
Earnings before interest and taxes
Americas Simple Meals and Beverages	$217	$224	$827	$915
Global Biscuits and Snacks	123	100	382	352
Campbell Fresh	(19)	1	(36)	(1)
Corporate(1)	(772)	(27)	(934)	(306)
Restructuring charges(2)	(24)	—	(59)	—
Total	$(475)	$298	$180	$960
_______________________________________

(1)
Represents unallocated items. Pension and postretirement benefit mark-to-market adjustments are included in Corporate. There were gains of $14 in the nine-month period ended April 29, 2018, and losses of $20 in the nine-month period ended April 30, 2017. Costs related to the cost savings initiatives were $46 and $7 in the three-month periods ended April 29, 2018, and April 30, 2017, respectively, and $90 and $18 in the nine-month periods ended April 29, 2018, and April 30, 2017, respectively. Transaction and integration costs associated with the acquisition of Snyder's-Lance were $72 and $96 in the three- and nine-month periods ended April 29, 2018, respectively. Intangible asset impairment charges of $608 were included in the three-month period ended April 29, 2018, and $683 and $212 in the nine-month periods ended April 29, 2018, and April 30, 2017, respectively (See Note 5 for additional information). Plant asset impairment charges of $11 were include in the three- and nine-month periods ended April 29, 2018. A charge of $22 related to the settlement of a legal claim was included in the three- and nine-month periods ended April 29, 2018.

(2)	See Note 7 for additional information.

Our global net sales based on product categories are as follows:

	Three Months Ended		Nine Months Ended
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017
Net sales
Soup	$596	$557	$2,217	$2,251
Snacks	821	600	2,188	1,914
Other simple meals	429	434	1,298	1,299
Beverages	277	262	760	762
Other	2	—	3	—
Total	$2,125	$1,853	$6,466	$6,226
Soup includes various soup, broths and stock products. Snacks include cookies, pretzels, crackers, biscuits, popcorn, nuts, potato chips, tortilla chips and other salty snacks and baked products. Other simple meals include sauces, carrot products, refrigerated salad dressings, refrigerated salsa, hummus, dips and Plum foods and snacks.

7.	Restructuring Charges and Cost Savings Initiatives
2015 Initiatives
In fiscal 2015, we implemented initiatives to reduce costs and to streamline our organizational structure. As part of these initiatives, we commenced a voluntary employee separation program available to certain U.S.-based salaried employees nearing retirement who met age, length-of-service and business unit/function criteria.
In February 2017, we announced that we were expanding these initiatives by further optimizing our supply chain network, primarily in North America, continuing to evolve our operating model to drive efficiencies, and more fully integrating our recent acquisitions. We extended the time horizon for the initiatives from 2018 to 2020. In January 2018, as part of the expanded initiatives, we authorized additional pre-tax costs to improve the operational efficiency of our thermal supply chain network in North America by closing our manufacturing facility in Toronto, Ontario, and to optimize our information technology infrastructure by migrating certain applications to the latest cloud technology platform. Cost estimates for these expanded initiatives, as well as timing for certain activities, are continuing to be developed.
A summary of the restructuring charges and charges recorded in Administrative expenses, Cost of products sold, and Marketing and selling expenses related to the initiatives is as follows:

	Three Months Ended		Nine Months Ended		Year Ended
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017	July 30, 2017	July 31, 2016	August 2, 2015
Restructuring charges	$14	$—	$49	$—	$18	$35	$102
Administrative expenses	30	7	68	18	36	47	22
Cost of products sold	14	—	20	—	4	—	—
Marketing and selling expenses	2	—	2	—	—	—	—
Total pre-tax charges	$60	$7	$139	$18	$58	$82	$124
A summary of the pre-tax costs associated with the initiatives is as follows:

Recognized as of April 29, 2018
Severance pay and benefits	$180
Asset impairment/accelerated depreciation	31
Implementation costs and other related costs	192
Total	$403
The total estimated pre-tax costs for actions that have been identified are approximately $535 to $580. We expect to incur substantially all of the costs through 2019. This estimate will be updated as costs for the expanded initiatives are developed.
We expect the costs for actions that have been identified to date to consist of the following: approximately $180 in severance pay and benefits; approximately $90 in asset impairment and accelerated depreciation; and approximately $265 to $310 in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Americas Simple Meals and Beverages - approximately 43%; Global Biscuits and Snacks - approximately 31%; Campbell Fresh - approximately 4%; and Corporate - approximately 22%.
Of the aggregate $535 to $580 of pre-tax costs identified to date, we expect approximately $435 to $480 will be cash expenditures. In addition, we expect to invest approximately $250 in capital expenditures through 2020 primarily related to the U.S. warehouse optimization project, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, insourcing of manufacturing for certain simple meal products and optimization of information technology infrastructure and applications, of which we invested approximately $56 as of April 29, 2018.
A summary of the restructuring activity and related reserves associated with the initiatives at April 29, 2018, is as follows:

	Severance Pay and Benefits	Non-Cash Benefits(3)	Implementation Costs and Other Related Costs(4)	Asset Impairment/Accelerated Depreciation	Other Non-Cash Exit Costs(5)	Total Charges
Accrued balance at July 30, 2017(1)	$26
2018 charges	43	2	72	19	3	$139
2018 cash payments	(23)
Foreign currency translation adjustment	(1)
Accrued balance at April 29, 2018(2)	$45
_______________________________________

(1)	Includes $2 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.

(2)	Includes $29 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.

(3)	Represents pension termination benefits. See Note 10 for additional information.

(4)
Includes other costs recognized as incurred that are not reflected in the restructuring reserve in the Consolidated Balance Sheet. The costs are included in Administrative expenses, Cost of products sold, and Marketing and selling expenses in the Consolidated Statements of Earnings.

(5)	Includes non-cash costs that are not reflected in the restructuring reserve in the Consolidated Balance Sheet.
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

	April 29, 2018
	Three Months Ended	Nine Months Ended	Costs Incurred to Date
Americas Simple Meals and Beverages	$16	$56	$148
Global Biscuits and Snacks	36	63	141
Campbell Fresh	1	4	10
Corporate	7	16	104
Total	$60	$139	$403

Snyder's-Lance Cost Transformation Program and Integration
On March 26, 2018, we completed the acquisition of Snyder's-Lance. Prior to the acquisition, in April 2017, Snyder's-Lance launched a cost transformation program following a comprehensive review of its operations with the goal of significantly improving its financial performance. We expect to continue to implement this program and to achieve a majority of the program's targeted savings. In addition, we have identified opportunities for additional cost synergies as we integrate Snyder's-Lance.
We are developing the detailed plans to implement the Snyder's-Lance cost transformation program and to achieve the cost synergies and therefore we cannot reasonably estimate the total expected pre-tax costs and timing of when we expect to incur those costs, as well as the expected future cash expenditures. We expect the pre-tax costs to be associated primarily with Global Biscuits and Snacks.
In the three-month period ended April 29, 2018, we recorded a restructuring charge of $10 and incurred $6 in Administrative expenses related to the integration of Snyder's-Lance.

A summary of the restructuring activity and related reserves associated with the Snyder's-Lance integration at April 29, 2018, is as follows:

	Severance Pay and Benefits	Implementation and Integration Costs(1)	Total Charges
2018 charges	$10	6	$16
2018 cash payments	—
Accrued balance at April 29, 2018	$10
_______________________________________

(1)
Includes other costs recognized as incurred that are not reflected in the restructuring reserve in the Consolidated Balance Sheet. The costs are included in Administrative expenses in the Consolidated Statements of Earnings.

Segment operating results do not include restructuring charges, nor implementation and integration costs because we evaluate segment performance excluding such charges. The pre-tax costs of $16 incurred in the three-month period ended April 29, 2018 were associated with the Global Biscuits and Snacks segment.

8.	Earnings per Share (EPS)
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. The per share calculation for the three-month period ended April 29, 2018, excludes approximately 2 million stock options that would have been antidilutive. The earnings per share calculation for the nine-month period ended April 29, 2018, excludes approximately 1 million stock options that would have been antidilutive. The earnings per share calculation for the three- and nine-month periods ended April 30, 2017, excludes less than 1 million stock options that would have been antidilutive.

9.	Noncontrolling Interests
We own a 60% controlling interest in a joint venture formed with Swire Pacific Limited to support the development of our soup and broth business in China and a 70% controlling interest in a Malaysian food products manufacturing company. We also own a 99.8% interest in Acre Venture Partners, L.P. (Acre), a limited partnership formed to make venture capital investments in innovative new companies in food and food-related industries. See Note 14 for additional information.
On March 26, 2018, we acquired Snyder's-Lance, including an 80% interest in one of its subsidiaries. In April 2018, we purchased the remaining 20% interest for $47.
The noncontrolling interests' share in the net earnings (loss) was included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings. The noncontrolling interests in these entities were included in Total equity in the Consolidated Balance Sheets and Consolidated Statements of Equity.

10.	Pension and Postretirement Benefits
Components of net benefit expense (income) were as follows:

	Three Months Ended				Nine Months Ended
	Pension		Postretirement		Pension		Postretirement
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017
Service cost	$6	$6	$1	$—	$18	$19	$1	$1
Interest cost	19	21	1	2	56	64	5	7
Expected return on plan assets	(36)	(36)	—	—	(108)	(108)	—	—
Amortization of prior service credit	—	—	(7)	(5)	—	—	(20)	(18)
Special termination benefits	—	—	—	—	2	—	—	—
Net periodic benefit income	$(11)	$(9)	$(5)	$(3)	$(32)	$(25)	$(14)	$(10)

The special termination benefits of $2 related to the planned closure of the manufacturing facility in Toronto, Ontario, and were included in Restructuring charges. See Note 7 for additional information.
The components of net periodic benefit expense (income) other than the service cost component are included in Other expenses / (income) in the Consolidated Statements of Earnings. Beginning in 2018, under the revised FASB guidance adopted in the first quarter, only the service cost component of net periodic benefit expense (income) is eligible for capitalization.
Beginning in 2018, we changed the method we use to estimate the service and interest cost components of net periodic benefit expense (income). We elected to use a full yield curve approach to estimate service cost and interest cost by applying the specific spot rates along the yield curve used to determine the benefit obligation of the relevant projected cash flows. Previously, we estimated service cost and interest cost using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We are making this change to provide a more precise measurement of service cost and interest cost by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. This change will not affect the measurement of our benefit obligations. We accounted for this change prospectively in 2018 as a change in accounting estimate. As a result of this change, net periodic benefit income increased by approximately $4 and $12 in the three- and nine-month periods ended April 29, 2018, respectively, compared to what the net periodic benefit income would have been under the previous method.

11.	Taxes on Earnings
The Tax Cuts and Jobs Act of 2017 (the Act) was enacted into law on December 22, 2017, and made significant changes to corporate taxation. Changes under the Act include:

•	Reducing the federal corporate tax rate from 35% to 21% effective January 1, 2018;

•	Eliminating the deduction for domestic manufacturing activities, which impacts us beginning in 2019;

•	Repealing the exception for deductibility of performance-based compensation to covered employees, which impacts us beginning in 2019, along with expanding the number of covered employees;

•	Transitioning to a territorial system for taxation on foreign earnings along with the imposition of a transition tax in 2018 on the deemed repatriation of unremitted foreign earnings;

•	Limiting the deductibility of interest expense to 30% of adjusted taxable income, which is effective for us beginning in 2019;

•	Immediate expensing of machinery and equipment placed into service after September 27, 2017; and

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

The U.S. Securities and Exchange Commission recently released Staff Accounting Bulletin (SAB) 118, which allows for a measurement period while a company obtains, prepares, and analyzes the information necessary to finalize its accounting for the effects of the Act. Specifically, SAB 118 details a three-step process that should apply to each reporting period:

•	First, report the effects of the Act for which the accounting is complete;

•	Second, report provisional amounts for which the accounting is not complete, but a reasonable estimate can be determined; and

•	Third, do not report a provisional amount for which a reasonable estimate cannot be made.
Based on the Act and SAB 118, the following items are reflected in 2018:

	Three Months Ended	Nine Months Ended
(Expense) / Benefit	April 29, 2018	April 29, 2018
Remeasurement of deferred tax assets and liabilities	$(4)	$179
Imposition of a transition tax on unremitted foreign earnings	$—	$(59)
In addition, the corporate rate reduction as of January 1, 2018, resulted in a blended U.S. statutory tax rate of approximately 27%.
The amounts recorded represent provisional amounts based on our best estimates and current interpretation of the provisions of the Act and may change as additional guidance is issued.

12.	Debt to Finance the Acquisition of Snyder's-Lance
We issued $5,300 senior notes on March 16, 2018, and borrowed $900 under a single draw 3-year senior unsecured term loan facility on March 26, 2018 to finance the acquisition of Snyder's-Lance. Details are as follows:

Type	Fiscal Year of Maturity	Rate	2018
Notes	2020	Variable	$500
Notes	2021	Variable	400
Senior Term Loan	2021	Variable	900
Notes	2021	3.30%	650
Notes	2023	3.65%	1,200
Notes	2025	3.95%	850
Notes	2028	4.15%	1,000
Notes	2048	4.80%	700
Other(1)			(49)
Total			$6,151
_______________________________________

(1)	Includes unamortized discount on debt issuances and debt issuance costs.
The interest rate on the $900 senior unsecured term loan facility resets in one, two, three, or six-month periods dependent upon our election. Interest on the senior unsecured term loan facility is due upon the earlier of an interest reset or quarterly and the first interest payment is due in June 2018. The senior unsecured term loan facility may be prepaid at par at any time. The senior unsecured term loan facility contains customary covenants and events of default for credit facilities of this type. Interest on the 2-year floating rate senior notes is due quarterly on March 16, June 16, September 16, and December 16, commencing on June 16, 2018. Interest on the 3-year floating rate senior notes is due quarterly on March 15, June 15, September 15, and December 15, commencing on June 15, 2018. Interest on the fixed rate senior notes is due semi-annually on March 15 and September 15, commencing on September 15, 2018. The fixed rate senior notes may be redeemed, in whole or in part, at our option at any time at the applicable redemption price. If change of control triggering events occur, we will be required to offer to purchase the senior notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the purchase date.

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
We closely monitor credit risk.
Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We did not have credit-risk-related contingent features in our derivative instruments as of April 29, 2018, or July 30, 2017.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk related to our international operations, including non-functional currency intercompany debt and net investments in subsidiaries. We are also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. Principal currencies hedged include the Canadian dollar, Australian dollar and U.S. dollar. We utilize foreign exchange forward purchase and sale contracts, as well as cross-currency swaps, to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. To hedge currency exposures related to intercompany debt, we enter into foreign exchange forward purchase and sale contracts, as well as cross-currency swap contracts, for periods consistent with the underlying debt. The notional amount of foreign exchange forward contracts accounted for as cash-flow hedges was $90 at April 29, 2018, and $84 at July 30,

2017. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings on the same line item and the same period in which the underlying hedged transaction affects earnings. The notional amount of foreign exchange forward contracts that are not designated as accounting hedges was $163 and $336 at April 29, 2018, and July 30, 2017, respectively. There were no cross-currency swap contracts outstanding as of April 29, 2018, or July 30, 2017.
Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are designated as fair-value hedges. We manage our exposure to interest rate volatility on future debt issuances by entering into forward starting interest rate swaps or treasury rate lock contracts to lock in the rate on the interest payments related to the anticipated debt issuances. The contracts are either designated as cash-flow hedging instruments or are undesignated. The effective portion of the changes in fair value on designated instruments is recorded in other comprehensive income (loss) and reclassified into the Consolidated Statements of Earnings over the life of the debt. The change in fair value on undesignated instruments is recorded in interest expense. At July 30, 2017, we had forward starting interest rate swaps accounted for as cash flow hedges with a notional value of $300, which related to the debt issuance in 2018. There were no forward starting interest rate swaps outstanding as of April 29, 2018. We settled forward starting interest rate swaps with a notional value of $300 in October 2017 at a loss of $22. We settled forward starting interest rate swaps with a notional value of $300 in March 2018 at a gain of $15. The $7 net loss on these instruments was recorded in other comprehensive income (loss) and will be recognized as additional interest expense over the 10-year life of the debt issued in March 2018. We settled undesignated treasury rate lock contracts with a notional value of $2,400 in March 2018 at a gain of $18, which was recognized in Interest expense in our Consolidated Statements of Earnings. These instruments, which were undesignated, hedged the planned financing of the acquisition of Snyder's-Lance.
Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, soybean oil, diesel fuel, aluminum, natural gas, cocoa, soybean meal, corn, butter and cheese, which impact the cost of raw materials. Commodity futures, options, and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. There were no commodity contracts accounted for as cash-flow hedges as of April 29, 2018, or July 30, 2017. The notional amount of commodity contracts not designated as accounting hedges was $95 at April 29, 2018, and $90 at July 30, 2017.
In 2017, we entered into a supply contract under which prices for certain raw materials are established based on anticipated volume requirements over a twelve-month period. Certain prices under the contract are based in part on certain component parts of the raw materials that are in excess of our needs or not required for our operations, thereby creating an embedded derivative requiring bifurcation. We net settle amounts due under the contract with our counterparty. The notional value was approximately $53 at April 29, 2018, and $35 at July 30, 2017. The fair value was not material as of April 29, 2018, and July 30, 2017. Unrealized gains (losses) and settlements are included in Cost of products sold in our Consolidated Statements of Earnings.
Equity Price Risk
We enter into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of our capital stock, the total return of the Vanguard Institutional Index, and the total return of the Vanguard Total International Stock Index. Under these contracts, we pay variable interest rates and receive from the counterparty either the total return on our capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index; or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index. These contracts were not designated as hedges for accounting purposes. We enter into these contracts for periods typically not exceeding 12 months. The notional amounts of the contracts as of April 29, 2018, and July 30, 2017, were $41 and $43, respectively.

The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of April 29, 2018, and July 30, 2017:

	Balance Sheet Classification	April 29, 2018	July 30, 2017
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$1	$3
Total derivatives designated as hedges		$1	$3
Derivatives not designated as hedges:
Commodity derivative contracts	Other current assets	$7	$5
Deferred compensation derivative contracts	Other current assets	—	1
Foreign exchange forward contracts	Other current assets	2	—
Commodity derivative contracts	Other assets	1	1
Total derivatives not designated as hedges		$10	$7
Total asset derivatives		$11	$10

	Balance Sheet Classification	April 29, 2018	July 30, 2017
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$—	$1
Forward starting interest rate swaps	Accrued liabilities	—	22
Total derivatives designated as hedges		$—	$23
Derivatives not designated as hedges:
Commodity derivative contracts	Accrued liabilities	$3	$1
Deferred compensation derivative contracts	Accrued liabilities	1	—
Foreign exchange forward contracts	Accrued liabilities	1	19
Foreign exchange forward contracts	Other liabilities	—	1
Total derivatives not designated as hedges		$5	$21
Total liability derivatives		$5	$44
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of April 29, 2018, and July 30, 2017, would be adjusted as detailed in the following table:

	April 29, 2018			July 30, 2017
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$11	$(3)	$8	$10	$(3)	$7
Total liability derivatives	$5	$(3)	$2	$44	$(3)	$41
We are required to maintain cash margin accounts in connection with the funding of open positions for exchange-traded commodity derivative instruments. At July 30, 2017, a cash margin account balance of $1 was included in Other current assets in the Consolidated Balance Sheets.

The following tables show the effect of our derivative instruments designated as cash-flow hedges for the three- and nine-month periods ended April 29, 2018, and April 30, 2017, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-Flow Hedge OCI Activity
Derivatives Designated as Cash-Flow Hedges		April 29, 2018	April 30, 2017
Three Months Ended
OCI derivative gain (loss) at beginning of quarter		$(22)	$(27)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		6	7
Forward starting interest rate swaps		5	(5)
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	—	1
Foreign exchange forward contracts	Other expenses / (income)	—	—
Forward starting interest rate swaps	Interest expense	1	1
OCI derivative gain (loss) at end of quarter		$(10)	$(23)

Nine Months Ended
OCI derivative gain (loss) at beginning of year		$(34)	$(64)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		7	8
Forward starting interest rate swaps		15	24
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	—	5
Foreign exchange forward contracts	Other expenses / (income)	—	1
Forward starting interest rate swaps	Interest expense	2	3
OCI derivative gain (loss) at end of quarter		$(10)	$(23)
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is not material. The ineffective portion and amount excluded from effectiveness testing were not material.
The following table shows the effects of our derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

		Amount of (Gain) Loss Recognized in Earnings on Derivatives
Derivatives not Designated as Hedges	Location of (Gain) Loss Recognized in Earnings	Three Months Ended		Nine Months Ended
		April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017
Foreign exchange forward contracts	Cost of products sold	$—	$—	$—	$(1)
Foreign exchange forward contracts	Other expenses / (income)	—	—	(1)	—
Commodity derivative contracts	Cost of products sold	(3)	3	(3)	(3)
Deferred compensation derivative contracts	Administrative expenses	4	—	(1)	(2)
Treasury rate lock contracts	Interest expense	(17)	—	(18)	—
Total		$(16)	$3	$(23)	$(6)

14.	Variable Interest Entity
In February 2016, we agreed to make a capital commitment subject to certain qualifications of up to $125 to Acre, a limited partnership formed to make venture capital investments in innovative new companies in food and food-related industries. Acre is managed by its general partner, Acre Ventures GP, LLC, which is independent of us. We are the sole limited partner of Acre and own a 99.8% interest. Our share of earnings (loss) is calculated according to the terms of the partnership agreement. Acre is a

VIE. We have determined that we are the primary beneficiary. Therefore, we consolidate Acre and account for the third party ownership as a noncontrolling interest. Through April 29, 2018, we funded $74 of the capital commitment.
Acre elected the fair value option to account for qualifying investments to more appropriately reflect the value of the investments in the financial statements. The investments were $69 and $51 as of April 29, 2018, and July 30, 2017, respectively, and are included in Other assets on the Consolidated Balance Sheets. Changes in the fair values of investments for which the fair value option was elected are included in Other expenses / (income) on the Consolidated Statements of Earnings. Current assets and liabilities of Acre were not material as of April 29, 2018, or July 30, 2017.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our financial assets and liabilities that are measured at fair value on a recurring basis as of April 29, 2018, and July 30, 2017, consistent with the fair value hierarchy:

	Fair Value as of April 29, 2018	Fair Value Measurements at April 29, 2018 Using Fair Value Hierarchy			Fair Value as of July 30, 2017	Fair Value Measurements at July 30, 2017 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts(1)	$3	$—	$3	$—	$3	$—	$3	$—
Commodity derivative contracts(2)	8	7	1	—	6	6	—	—
Deferred compensation derivative contracts(3)	—	—	—	—	1	—	1	—
Deferred compensation investments(4)	6	6	—	—	—	—	—	—
Fair value option investments(5)	69	—	—	69	50	—	1	49
Total assets at fair value	$86	$13	$4	$69	$60	$6	$5	$49

	Fair Value as of April 29, 2018	Fair Value Measurements at April 29, 2018 Using Fair Value Hierarchy			Fair Value as of July 30, 2017	Fair Value Measurements at July 30, 2017 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Forward starting interest rate swaps(6)	$—	$—	$—	$—	$22	$—	$22	$—
Foreign exchange forward contracts(1)	1	—	1	—	21	—	21	—
Commodity derivative contracts(2)	3	2	1	—	1	1	—	—
Deferred compensation derivative contracts(3)	1	—	1	—	—	—	—	—
Deferred compensation obligation(4)	105	105	—	—	112	112	—	—
Total liabilities at fair value	$110	$107	$3	$—	$156	$113	$43	$—
___________________________________

(1)	Based on observable market transactions of spot currency rates and forward rates.

(2)	Based on quoted futures exchanges and on observable prices of futures and options transactions in the marketplace.

(3)	Based on LIBOR and equity index swap rates.

(4)	Based on the fair value of the participants' investments.

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

(6)	Based on LIBOR swap rates.
Items Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, we are also required to measure certain items at fair value on a nonrecurring basis.
During the third quarter of 2018, we performed an interim impairment assessment on the assets in the deli reporting unit and the Bolthouse Farms refrigerated beverages and salad dressings reporting unit. The following table presents the fair value measurements:

	April 29, 2018			April 29, 2018
	Impairment Charges			Fair Value
Reporting Unit	Plant Assets	Trademark	Goodwill	Plant Assets	Trademark	Goodwill
Deli	$11	$13	$81	$53	$23	$—
Bolthouse Farms refrigerated beverages and salad dressings		$130	$384		$150	$—
The goodwill impairment charges represent the remaining carrying value of goodwill related to the deli and Bolthouse Farms refrigerated beverages and salad dressings reporting units.
During the second quarter of 2018, we performed an interim impairment assessment and recognized an impairment charge of $75 on goodwill of the Bolthouse Farms carrot and carrot ingredients reporting unit, which represented the remaining carrying value of goodwill in the reporting unit.
Fair value was determined based on unobservable Level 3 inputs. The fair value of plant assets was determined based on cash flows associated with the asset group that include significant management assumptions, including expected proceeds. The fair value of trademarks was determined based on discounted cash flow analyses that include significant management assumptions such as revenue growth rates, weighted average cost of capital and assumed royalty rates. The fair value of goodwill was determined based on discounted cash flow analysis that include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions.
See Note 5 for additional information on the intangible asset impairment charges.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, excluding the current portion of long-term debt, approximate fair value.
Cash equivalents of $19 at April 29, 2018, and $8 at July 30, 2017, represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of long-term debt, including the current portion of long-term debt in Short-term borrowings, was $8,490 at April 29, 2018, and $2,582 at July 30, 2017. The carrying value was $8,593 at April 29, 2018, and $2,499 at July 30, 2017. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.

16.	Share Repurchases
In March 2017, the Board authorized a share repurchase program to purchase up to $1,500. The program has no expiration date, but it may be suspended or discontinued at any time. In addition to this publicly announced program, we have a separate Board authorization to purchase shares to offset the impact of dilution from shares issued under our stock compensation plans. We suspended our share repurchases as of the second quarter of 2018.
During the nine-month period ended April 29, 2018, we repurchased 2 million shares at a cost of $86. Of this amount, $75 was used to repurchase shares pursuant to our March 2017 publicly announced share repurchase program. Approximately $1,296 remained available under the March 2017 program as of April 29, 2018. During the nine-month period ended April 30, 2017, we repurchased 5 million shares at a cost of $305.

17.	Stock-based Compensation
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
Total pre-tax stock-based compensation expense and tax-related benefits recognized in the Consolidated Statements of Earnings were as follows:

	Three Months Ended		Nine Months Ended
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017
Total pre-tax stock-based compensation expense	$16	$16	$48	$48
Tax-related benefits	$3	$6	$10	$18
Cash received from the exercise of stock options was $2 for the nine-month period ended April 30, 2017, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

The following table summarizes stock option activity as of April 29, 2018:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)
Outstanding at July 30, 2017	1,042	$52.08
Granted	575	$47.19
Exercised	—	$—
Terminated	(80)	$50.05
Outstanding at April 29, 2018	1,537	$50.36	8.4	$—
Exercisable at April 29, 2018	519	$51.40	7.7	$—
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
We expense stock options on a straight-line basis over the vesting period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of April 29, 2018, total remaining unearned compensation related to nonvested stock options was $1, which will be amortized over the weighted-average remaining service period of 1.4 years.
The following table summarizes time-lapse restricted stock units and EPS performance restricted stock units as of April 29, 2018:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 30, 2017	1,221	$50.86
Granted	931	$46.03
Vested	(639)	$48.59
Forfeited	(87)	$49.44
Nonvested at April 29, 2018	1,426	$48.81
We determine the fair value of time-lapse restricted stock units, EPS performance restricted stock units, strategic performance restricted stock units and special performance restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. We expense EPS performance restricted stock units on a graded-vesting basis, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. There were 142 thousand EPS performance target grants outstanding at April 29, 2018, with a weighted-average grant-date fair value of $49.60. The actual number of EPS performance restricted stock units issued at the vesting date could range from 0% or 100% of the initial grant, depending on actual performance achieved. We estimate expense based on the number of awards expected to vest. In the first quarter of 2017, recipients of strategic performance restricted stock units earned 35% of the initial grants based on actual performance achieved during a three-year period ended July 31, 2016. There were no strategic performance restricted stock units outstanding at April 29, 2018.
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
As of April 29, 2018, total remaining unearned compensation related to nonvested time-lapse restricted stock units and EPS performance restricted stock units was $35, which will be amortized over the weighted-average remaining service period of 1.9 years. The fair value of restricted stock units vested during the nine-month periods ended April 29, 2018, and April 30, 2017, was $30, and $53, respectively. The weighted-average grant-date fair value of the restricted stock units granted during the nine-month period ended April 30, 2017, was $54.78.
The following table summarizes TSR performance restricted stock units as of April 29, 2018:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 30, 2017	1,774	$48.24
Granted	943	$39.39
Vested	(815)	$43.39
Forfeited	(113)	$45.78
Nonvested at April 29, 2018	1,789	$46.30
We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation. Assumptions used in the Monte Carlo simulation were as follows:

	2018	2017
Risk-free interest rate	1.58%	0.85%
Expected dividend yield	2.95%	2.26%
Expected volatility	19.07%	17.78%
Expected term	3 years	3 years
We recognize compensation expense on a straight-line basis over the service period. As of April 29, 2018, total remaining unearned compensation related to TSR performance restricted stock units was $32, which will be amortized over the weighted-average remaining service period of 1.9 years. In the first quarter of 2018, recipients of TSR performance restricted stock units earned 125% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 28, 2017. As a result, approximately 160 thousand additional shares were awarded. In the first quarter of 2017, recipients of TSR performance restricted stock units earned 75% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 29, 2016. The fair value of TSR performance restricted stock units vested during the nine-month periods ended April 29, 2018, and April 30, 2017, was $38 and $14, respectively. The grant-date fair value of the TSR performance restricted stock units granted during 2017 was $39.53.
The excess tax benefits on the exercise of stock options and vested restricted stock presented as cash flows from operating activities for the nine-month periods ended April 29, 2018, and April 30, 2017, were $4 and $6, respectively.

18.	Commitments and Contingencies
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
We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated as of April 29, 2018. While the potential future charges could be material in a particular quarter or annual period, based on information currently known by us, we do not believe any such charges are likely to have a material adverse effect on our consolidated results of operations or financial condition. In the third quarter of 2018, we recorded expense of $22 from a settlement of a claim.
Other Contingencies
We guarantee approximately 2,000 bank loans made to Pepperidge Farm independent contractor distributors by third-party financial institutions for the purchase of distribution routes. The maximum potential amount of future payments under existing guarantees we could be required to make as of April 29, 2018 is $207. Our guarantees are indirectly secured by the distribution routes. We do not expect that we will be required to make material guarantee payments as a result of defaults on the bank loans guaranteed. The amounts recognized as of April 29, 2018, and July 30, 2017, were not material.
With the acquisition of Snyder's-Lance, we guarantee approximately 2,300 bank loans made to independent business owners by third-party financial institutions for the purchase of distribution routes. The outstanding aggregate balance on these loans was $183 as of April 29, 2018. The maximum potential amount of future payments we could be required to make equals 25% of the outstanding loan balance. Our guarantees are indirectly secured by the distribution routes. We do not expect that we will be required to make material guarantee payments as a result of defaults on the bank loans guaranteed.
In addition, with the acquisition of Snyder's-Lance, we assumed future minimum lease commitments for operating leases of approximately $130.

19.	Supplemental Financial Statement Data
Balance Sheets

	April 29, 2018	July 30, 2017
Inventories
Raw materials, containers and supplies	$459	$377
Finished products	617	525
Total	$1,076	$902
Statements of Earnings

	Three Months Ended		Nine Months Ended
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017
Other expenses / (income)
Amortization of intangible assets	$10	$5	$18	$15
Impairment of intangible assets(1)	608	—	683	212
Net periodic benefit expense (income) other than the service cost	(23)	(19)	(87)	(33)
Investment (gains) / losses	1	2	1	4
Transaction costs(2)	29	—	53	—
Legal settlement	22	—	22	—
Other	—	(3)	(2)	(1)
Total	$647	$(15)	$688	$197

_________________________________
(1) In the three- and nine-month periods ended April 29, 2018, we recognized impairment charges of $608 related to the intangible assets of the deli reporting unit and the Bolthouse Farms refrigerated beverages and salad dressings reporting unit. The nine-month period ended April 29, 2018, also includes an impairment charge of $75 related to the goodwill of the Bolthouse Farms carrot and carrot ingredients reporting unit. In 2017, we recognized impairment charges of $212 related to the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit and the Garden Fresh Gourmet reporting unit. See Note 5 for additional information.
(2) In the three- and nine-month periods ended April 29, 2018, we recognized transaction costs of $29 and $53, respectively, related to the acquisition of Snyder's-Lance. See Note 3 for additional information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
This Management's Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements in "Part I - Item 1. Financial Statement;" our Form 10-K for the year ended July 30, 2017, including but not limited to "Part I - Item 1A. Risk Factors" and "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations;" our quarterly reports on Form 10-Q filed in 2018; and our current reports on Form 8-K filed in 2018.
Executive Summary
Unless otherwise stated, the terms "we," "us," "our" and the "company" refer to Campbell Soup Company and its consolidated subsidiaries. We are a manufacturer and marketer of high-quality, branded food and beverage products.
On December 12, 2017, we completed the acquisition of Pacific Foods of Oregon, LLC (Pacific Foods) for $689 million, subject to customary post-closing adjustments. On March 26, 2018, we completed the acquisition of Snyder’s-Lance, Inc. (Snyder's-Lance) for total consideration of $6.112 billion. For additional information on the acquisitions, see Note 3 to the Consolidated Financial Statements.
Commencing in the third quarter of 2018, we formed a new U.S. snacking unit, which combines Snyder's-Lance and Pepperidge Farm, and is an operating segment. As of the third quarter of 2018, we have four operating segments based primarily on product type, and three reportable segments. The U.S. snacking operating segment is aggregated with the international biscuit and snacks operating segment to form the Global Biscuits and Snacks reportable segment. The reportable segments are as follows: Americas Simple Meals and Beverages; Global Biscuits and Snacks; and Campbell Fresh.Through the fourth quarter of 2017, our business in Latin America was managed as part of the Americas Simple Meals and Beverages segment. Beginning in 2018, our business in Latin America is managed as part of the Global Biscuits and Snacks segment.
Through the third quarter of 2018, our performance has been below our expectations. This lower-than-expected performance was driven by increased cost inflation, primarily higher than anticipated increases in transportation and logistics costs, as well as increased costs in Campbell Fresh, under performance with a key customer, and slightly higher promotional spending. We expect these factors to continue through the remainder of 2018.  We also expect margin performance to decline in 2019 due in part to the anticipated impact of import tariffs and the ongoing increases in transportation and logistics costs. We also recorded $619 million of impairment charges related to our Campbell Fresh segment. For additional information on the impairments, see "Significant Accounting Estimates." Given our performance, we announced that we are conducting a review of our strategic and operating plans and the composition of our portfolio.
Effective May 18, 2018, Denise M. Morrison, our former President and Chief Executive Officer, retired.  Keith R. McLoughlin, a director, was appointed as Interim President and Chief Executive Officer.
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

•
Net sales of $2.125 billion increased 15% from the year-ago quarter primarily due to a 14-point benefit from the acquisitions of Snyder's-Lance and Pacific Foods and the favorable impact from currency translation.

•
Gross profit, as a percent of sales, decreased to 29.1% from 35.9% in the year-ago quarter. The decrease was primarily due to cost inflation and higher supply chain costs, the dilutive impact of acquisitions, higher restructuring-related costs, and higher levels of promotional spending, partially offset by productivity improvements.

•
Administrative expenses increased 15% to $163 million from $142 million in the year-ago quarter. The increase was primarily due to higher expenses related to cost savings initiatives, the impact of acquisitions, including integration costs, partially offset by lower incentive compensation and benefit costs.

•
Other expenses / (income) decreased from income of $15 million in the year-ago quarter to expense of $647 million in the current quarter. The current year quarter included non-cash impairment charges of $608 million on the intangible assets of Campbell Fresh, transaction costs related to the Snyder's-Lance acquisition of $29 million, and expense of $22 million related to a settlement of a legal claim. For additional information on the impairment, see "Significant Accounting Estimates."

•
The effective tax rate declined to 24.0% in the current quarter, compared to 34.8% in the year-ago quarter. In the current quarter, we recognized a tax benefit of $122 million on $619 million of impairment charges. The effective rate primarily decreased as the timing of recognizing tax expense was favorably impacted by the impairment charges, which will reverse in the fourth quarter of 2018.

•
We reported a loss per share of $1.31 in the current quarter, compared to earnings of $.58 a year ago. The current and prior-year quarter included expenses of $2.00 and $.01 per share, respectively, from items impacting comparability as discussed below.

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

•
In 2015, we implemented initiatives to reduce costs and to streamline our organizational structure. In 2017, we expanded these cost savings initiatives by further optimizing our supply chain network, primarily in North America, continuing to evolve our operating model to drive efficiencies, and more fully integrating our recent acquisitions. In January 2018, as part of the expanded initiatives, we authorized additional costs to improve the operational efficiency of our thermal supply chain network in North America by closing our manufacturing facility in Toronto, Ontario, and to optimize our information technology infrastructure by migrating certain applications to the latest cloud technology platform. In the third quarter of 2018, we recorded a pre-tax restructuring charge of $14 million and implementation costs and other related costs of $30 million in Administrative expenses, $14 million in Cost of products sold, and $2 million in Marketing and selling expenses (aggregate impact of $45 million after tax, or $.15 per share) related to these initiatives. Year-to-date in 2018, we recorded a pre-tax restructuring charge of $49 million and implementation costs and other related costs of $68 million in Administrative expenses, $20 million in Cost of products sold, and $2 million in Marketing and selling expenses (aggregate impact of $103 million after tax, or $.34 per share) related to these initiatives. In the third quarter of 2017, we recorded implementation costs and other related costs of $7 million in Administrative expenses ($4 million after tax, or $.01 per share) related to these initiatives. Year-to-date in 2017, we recorded implementation costs and other related costs of $18 million in Administrative expenses ($11 million after tax, or $.04 per share) related to these initiatives. See Note 7 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information;

•
In the second quarter of 2018, we announced our intent to acquire Snyder's-Lance and incurred transaction costs of $24 million in Other expenses / (income) ($19 million after tax, or $.06 per share) associated with the acquisition. The acquisition closed on March 26, 2018, and in the third quarter of 2018, we incurred $82 million of transaction and integration costs, of which $10 million was recorded in Restructuring charges, $6 million in Administrative expenses, $29 million in Other expenses / (income), and $37 million in Cost of products sold associated with an acquisition date fair value adjustment for inventory. We also recorded a gain in Interest expense of $18 million on treasury rate lock contracts used to hedge the planned financing of the acquisition. The aggregate impact was $64 million, $46 million after tax, or $.15 per share. Year-to-date in 2018, we incurred $88 million of transaction and integration costs, of which $10 million was recorded in Restructuring charges, $6 million in Administrative expenses, $53 million in Other expenses / (income), $37 million in Cost of products sold, and a gain on the treasury rate lock contracts of $18 million in Interest expense. The aggregate after-tax impact was $65 million, or $.22 per share;

•
In the third quarter of 2018, we performed interim impairment assessments within Campbell Fresh on the deli reporting unit, which includes Garden Fresh Gourmet and the U.S. refrigerated soup business, and the Bolthouse Farms refrigerated beverages and salad dressings reporting unit. Within the deli unit, we revised our long-term outlook due to the anticipated loss of refrigerated soup business with certain customers, as well as the recent performance of the business. In addition, the operating performance of the Bolthouse Farms refrigerated beverages and salad dressings reporting unit was below expectations. We revised our long-term outlook for future earnings and cash flows for each of these reporting units. We recorded a non-cash impairment charge of $11 million on the tangible assets and $94 million on the intangible assets ($80 million after tax, or $.27 per share) of the deli reporting unit, and a non-cash impairment charge of $514 million ($417 million after tax, or $1.39 per share) related to the intangible assets of the Bolthouse Farms refrigerated beverages and salad dressings reporting unit. The aggregate impact of the impairment charges was $619 million, of which $11 million was recorded in Cost of products sold and $608 million in Other expenses / (income), ($497 million after tax, or $1.65 per share).

In the second quarter of 2018, we performed an interim impairment assessment on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit as operating performance was below expectations. We revised our outlook for future earnings and cash flows and recorded a non-cash impairment charge of $75 million in Other expenses / (income) ($74 million after tax, or $.25 per share). Year-to-date in 2018, the total non-cash impairment charges recorded were $694 million, of which $11 million was recorded in Cost of products sold and $683 million in Other expenses / (income), ($571 million after tax, or $1.89 per share).
In the second quarter of 2017, we performed an interim impairment assessment on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit and the Garden Fresh Gourmet reporting unit as operating performance was well below expectations and a new leadership team of the Campbell Fresh division initiated a strategic review which led to a revised outlook for future sales, earnings, and cash flow. We recorded a non-cash impairment charge of $147 million ($139 million after tax, or $.45 per share) related to intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit and a non-cash impairment charge of $65 million ($41 million after tax, or $.13 per share) related to the intangible assets of the Garden Fresh Gourmet reporting unit (aggregate pre-tax impact of $212 million, $180 million after tax, or $.58 per share). The charges were included in Other expenses / (income). See "Significant Accounting Estimates" for additional information;

•	In the third quarter of 2018, we recorded expense of $22 million in Other expenses / (income) ($15 million after tax, or $.05 per share) from a settlement of a legal claim; and

•
Year-to-date in 2018, we reflected the impact on taxes of the enactment of the Act that was signed into law in December 2017. We recorded a tax benefit of $179 million due to the remeasurement of deferred tax assets and liabilities, and a tax charge of $59 million related to a transition tax on unremitted foreign earnings. The net impact was a tax benefit of $120 million ($.40 per share). See Note 11 to the Consolidated Financial Statements and "Taxes on Earnings" for additional information.

The items impacting comparability are summarized below:

	Three Months Ended
	April 29, 2018		April 30, 2017
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings (loss) attributable to Campbell Soup Company	$(393)	$(1.31)	$176	$.58

Restructuring charges, implementation costs and related costs	$(45)	$(.15)	$(4)	$(.01)
Transaction and integration costs	(46)	(.15)	—	—
Impairment charges	(497)	(1.65)	—	—
Claim settlement	(15)	(.05)	—	—
Impact of items on Net earnings (loss)	$(603)	$(2.00)	$(4)	$(.01)

	Nine Months Ended
	April 29, 2018		April 30, 2017
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to Campbell Soup Company	$167	$.55	$569	$1.85

Pension and postretirement benefit mark-to-market adjustments	$10	$.03	$(13)	$(.04)
Restructuring charges, implementation costs and other related costs	(103)	(.34)	(11)	(.04)
Transaction and integration costs	(65)	(.22)	—	—
Impairment charges	(571)	(1.89)	(180)	(.58)
Claim settlement	(15)	(.05)	—	—
Tax reform	120.40		—	—
Impact of items on Net earnings	$(624)	$(2.07)	$(204)	$(.66)
Net loss attributable to Campbell Soup Company was $393 million ($1.31 per share) in the current quarter, compared to net earnings of $176 million ($.58 per share) in the year-ago quarter. After adjusting for items impacting comparability, earnings increased due to a lower effective tax rate, partially offset by higher interest expense.
Net earnings attributable to Campbell Soup Company were $167 million ($.55 per share) in the nine-month period ended April 29, 2018, compared to $569 million ($1.85 per share) in the year-ago period. After adjusting for items impacting comparability, earnings increased primarily due to a lower effective tax rate and an increase in other income, partially offset by a lower gross profit performance, and higher interest expense. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding.
THIRD-QUARTER DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Three Months Ended
(Millions)	April 29, 2018	April 30, 2017	% Change(1)
Americas Simple Meals and Beverages	$1,010	$966	5%
Global Biscuits and Snacks	862	639	35
Campbell Fresh	251	248	1
Corporate	2	—	n/m
	$2,125	$1,853	15%
__________________________________________

(1)	n/m - Not meaningful.
An analysis of percent change of net sales by reportable segment follows:

	Americas Simple Meals and Beverages(1)	Global Biscuits and Snacks(1)	Campbell Fresh(1)	Total
Volume and Mix	—%	1%	2%	1%
Price and Sales Allowances	—	1	—	—
(Increased)/Decreased Promotional Spending(2)	(2)	(1)	—	(1)
Currency	—	1	—	1
Acquisitions	6	32	—	14
	5%	35%	1%	15%
__________________________________________

(1)	Sum of individual amounts does not add due to rounding.

(2)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.
In Americas Simple Meals and Beverages, sales increased 5%, reflecting a 6-point benefit from the acquisition of Pacific Foods, partially offset by declines in V8 beverages, Plum products, and U.S. soup. Excluding Pacific Foods, U.S. soup sales decreased 1% due to declines in condensed soups, partly offset by gains in broth and ready-to-serve soups. We increased promotional spending on U.S. soup, Plum products and Prego pasta sauces to remain competitive.
In Global Biscuits and Snacks, sales increased 35%, primarily due to a 32-point benefit from the acquisition of Snyder's-Lance. Excluding the benefit from the acquisition and the favorable impact of currency translation, sales increased primarily due to gains in Pepperidge Farm, reflecting growth in Goldfish crackers and in cookies.
In Campbell Fresh, sales increased 1%, primarily due to gains in refrigerated soup. Sales of Bolthouse Farms refrigerated beverages were comparable to the prior year.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased by $47 million in 2018 from 2017. As a percent of sales, gross profit was 29.1% in 2018 and 35.9% in 2017.

The 6.8% percentage-point overall decrease in gross profit percentage was due to the following factors:

Margin Impact
Cost inflation, supply chain costs and other factors(1)	(3.2)%
Impact of acquisitions(2)	(2.8)
Higher level of promotional spending	(0.6)
Restructuring-related costs	(0.7)
Impairment charge on plant assets	(0.5)
Mix	(0.3)
Productivity improvements	1.3
(6.8)%
__________________________________________

(1)
Includes a positive margin impact of 0.7 from cost savings initiatives, which was more than offset by cost inflation and other factors, including higher transportation and logistics costs and higher costs in Campbell Fresh in 2018.

(2)	Includes a negative margin impact of 1.7 from a Snyder's-Lance acquisition date fair value adjustment for inventory.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 10.9% in 2018 compared to 11.4% in 2017. Marketing and selling expenses increased 9% in 2018 from 2017. The increase was primarily due to the impact of acquisitions (approximately 12 percentage points), partially offset by increased benefits from cost savings initiatives (approximately 3 percentage points).
Administrative Expenses
Administrative expenses as a percent of sales were 7.7% in 2018 and in 2017. Administrative expenses increased 15% in 2018 from 2017. The increase was primarily due to higher costs related to cost savings initiatives (approximately 16 percentage points), the impact of acquisitions (approximately 6 percentage points) and acquisition integration costs (approximately 4 percentage points), partially offset by lower incentive compensation (approximately 6 percentage points) and lower benefit costs (approximately 4 percentage points).
Other Expenses / (Income)
Other expenses in 2018 included non-cash impairment charges of $608 million related to the intangible assets of the deli reporting unit and the Bolthouse Farms refrigerated beverages and salad dressings reporting unit, $29 million of transaction costs associated with the acquisition of Snyder's-Lance, and $22 million of expense related to the settlement of a legal claim.
Operating Earnings
Segment operating earnings decreased 1% from the year-ago quarter.
An analysis of operating earnings by segment follows:

	Three Months Ended
(Millions)	April 29, 2018	April 30, 2017	% Change(2)
Americas Simple Meals and Beverages	$217	$224	(3)%
Global Biscuits and Snacks	123	100	23
Campbell Fresh	(19)	1	n/m
	321	325	(1)%
Corporate	(772)	(27)
Restructuring charges(1)	(24)	—
Earnings (loss) before interest and taxes	$(475)	$298
__________________________________________

(1)	See Note 7 to the Consolidated Financial Statements for additional information on restructuring charges.

(2)	n/m - Not meaningful.
Operating earnings from Americas Simple Meals and Beverages decreased 3%. The decrease was primarily due to a lower gross profit percentage, partly offset by lower administrative expenses and lower marketing and selling expenses. Gross profit performance was impacted by higher transportation and logistics costs, increased promotional spending and the dilutive impact from the acquisition of Pacific Foods.

Operating earnings from Global Biscuits and Snacks increased 23%. The increase was primarily due to the benefit of the acquisition of Snyder’s-Lance. Excluding the impact of the acquisition, segment earnings grew modestly.
Operating earnings from Campbell Fresh were a loss of $19 million in 2018 and a gain of $1 million in 2017. The decrease was primarily due to a lower gross profit percentage, reflecting lower manufacturing efficiencies and reduced carrot crop yields, as well as higher levels of cost inflation, including increased transportation and logistics costs.
Corporate in 2018 included the following:

•	non-cash impairment charges of $619 million related to the assets of the deli reporting unit and the Bolthouse Farms refrigerated beverages and salad dressings reporting unit;

•	transaction and integration costs of $72 million associated with the acquisition of Snyder's-Lance;

•	costs of $46 million related to cost savings initiatives; and

•	$22 million of expense related to the settlement of a legal claim.
Corporate in 2017 included costs of $7 million related to cost savings initiatives. Excluding these amounts, the remaining decrease in costs was primarily due to higher pension and postretirement benefit income in 2018.
Interest Expense
Interest expense increased to $44 million in 2018 from $29 million in 2017. The increase in interest expense was due to higher levels of debt associated with funding the acquisitions and higher average interest rates on the debt portfolio, partially offset by a gain of $18 million on treasury rate lock contracts used to hedge the planned financing of the Snyder's-Lance acquisition.
Taxes on Earnings
The effective tax rate was 24.0% in 2018 and 34.8% in 2017.
The following items impacted the effective tax rate in 2018 and 2017:

•
In 2018, we recognized a $15 million tax benefit on $60 million of restructuring charges, implementation costs and other related costs. In 2017, we recognized a $3 million tax benefit on $7 million of restructuring charges, implementation costs and other related costs;

•	In 2018, we recognized an $18 million tax benefit on $64 million of transaction and integration costs associated with the acquisition of Snyder's-Lance;

•
In 2018, we recognized a $122 million tax benefit on the $619 million impairment charges on the tangible and intangible assets of the deli reporting unit and the Bolthouse Farms refrigerated beverages and salad dressings reporting unit; and

•	In 2018, we recognized a $7 million tax benefit on $22 million of expense related to the settlement of a legal claim.
The decrease in the effective tax rate was primarily due to the timing of recognizing tax expense related to the 2018 impairment charges, which will reverse in the fourth quarter of 2018.
NINE-MONTH DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Nine Months Ended
(Millions)	April 29, 2018	April 30, 2017	% Change(1)
Americas Simple Meals and Beverages	$3,424	$3,459	(1)%
Global Biscuits and Snacks	2,297	2,025	13
Campbell Fresh	742	742	—
Corporate	3	—	n/m
	$6,466	$6,226	4%
__________________________________________

(1)	n/m - Not meaningful.

An analysis of percent change of net sales by reportable segment follows:

	Americas Simple Meals and Beverages	Global Biscuits and Snacks	Campbell Fresh	Total(1)
Volume and Mix	(3)%	1%	—%	(1)%
Price and Sales Allowances	—	1	—	—
Currency	—	1	—	1
Acquisitions	2	10	—	5
	(1)%	13%	—%	4%
__________________________________________

(1)	Sum of the individual amounts does not add due to rounding.
In Americas Simple Meals and Beverages, sales decreased 1%, primarily due to declines in U.S. soup and V8 beverages, partially offset by the benefit of the acquisition of Pacific Foods, and an increase in the retail business in Canada driven by the favorable impact of currency translation and volume gains. Excluding Pacific Foods, sales of U.S. soup declined 7%, driven by declines in condensed soups, ready-to-serve soups and broth. The decline in U.S. soup was primarily due to a key customer’s different promotional approach for soup in 2018.
In Global Biscuits and Snacks, sales increased 13%, primarily due to the 10-point benefit of the acquisition of Snyder’s-Lance. Excluding Snyder’s-Lance and the favorable impact of currency translation, sales increased primarily due to gains in Pepperidge Farm, reflecting growth in Goldfish crackers and in cookies, as well as gains of Kelsen cookies in China, partially offset by declines in Arnott’s biscuits, primarily due to lower volumes in Indonesia.
In Campbell Fresh, sales were comparable to the prior year as gains in carrot ingredients were offset by declines in Bolthouse Farms refrigerated beverages and in carrots.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased by $160 million in 2018 from 2017. As a percent of sales, gross profit was 33.5% in 2018 and 37.4% in 2017.
The 3.9 percentage-point overall decrease in gross profit percentage was due to the following factors:

Margin Impact
Cost inflation, supply chain costs and other factors(1)	(3.0)%
Impact of acquisitions(2)	(1.2)
Mix	(0.4)
Restructuring-related costs	(0.3)
Impairment charge on plant assets	(0.2)
Higher level of promotional spending	(0.1)
Productivity improvements	1.3
(3.9)%
__________________________________________

(1)
Includes a positive margin impact of 0.7 from cost savings initiatives, which was more than offset by cost inflation and other factors, including higher transportation and logistics costs and higher carrot costs in 2018.

(2)	Includes a negative margin impact of 0.6 from a Snyder's-Lance acquisition date fair value adjustment for inventory.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 10.5% in 2018 compared to 11.0% in 2017. Marketing and selling were comparable in in 2018 and 2017 as the impact of acquisitions (approximately 4 percentage points) and investments in e-commerce (approximately 1 percentage point) were offset by lower advertising and consumer promotion expenses (approximately 3 percentage points) and increased benefits from cost savings initiatives (approximately 2 percentage points).
Administrative Expenses
Administrative expenses as a percent of sales were 7.4% in 2018 compared to 6.6% in 2017. Administrative expenses increased 17% in 2018 from 2017. The increase was primarily due to higher costs related to cost savings initiatives (approximately 12 percentage points); the impact of acquisitions (approximately 3 percentage points); acquisition integration costs (approximately 1 percentage point); an increase in information technology costs (approximately 1 percentage point); inflation (approximately 1 percentage point); investments in long-term innovation (approximately 1 percentage point); and the impact of currency translation (approximately 1 percentage point), partially offset by lower incentive compensation (approximately 4 percentage points).
Other Expenses / (Income)
Other expenses in 2018 included the following:

•
non-cash impairment charges of $683 million related to the intangible assets of the deli reporting unit, the Bolthouse Farms refrigerated beverages and salad dressings reporting unit, and the Bolthouse Farms carrot and carrots ingredients reporting unit;

•	$53 million of transaction costs associated with acquisition of Snyder's-Lance;

•	$22 million of expense related to the settlement of a legal claim; and

•	$14 million of gains on pension and postretirement benefit mark-to-market adjustments.
Other expenses in 2017 included non-cash impairment charges of $212 million on the intangible assets of the Bolthouse Farms carrot and carrots ingredients reporting unit and the Garden Fresh Gourmet reporting unit, and losses of $20 million on pension and postretirement benefit mark-to-market adjustments. The remaining change in Other expenses / (income) was primarily due to higher pension and postretirement benefit income in 2018.
Operating Earnings
Segment operating earnings decreased 7% in 2018 from 2017.
An analysis of operating earnings by segment follows:

	Nine Months Ended
(Millions)	April 29, 2018	April 30, 2017	% Change(2)
Americas Simple Meals and Beverages	$827	$915	(10)%
Global Biscuits and Snacks	382	352	9
Campbell Fresh	(36)	(1)	n/m
	1,173	1,266	(7)%
Corporate	(934)	(306)
Restructuring charges(1)	(59)	—
Earnings before interest and taxes	$180	$960
__________________________________________

(1)	See Note 7 to the Consolidated Financial Statements for additional information on restructuring charges.

(2)	n/m - Not meaningful.
Operating earnings from Americas Simple Meals and Beverages decreased 10%. The decrease was primarily due to a lower gross profit percentage and lower sales volume, partly offset by lower marketing and selling expenses. Gross profit performance was impacted by cost inflation, including higher transportation and logistics costs, and the dilutive impact from the acquisition of Pacific Foods.
Operating earnings from Global Biscuits and Snacks increased 9%. The increase was primarily due to the benefit of the acquisition of Snyder’s-Lance, higher organic sales volume and lower marketing and selling expenses, partly offset by a lower gross profit percentage, reflecting higher levels of cost inflation, particularly on butter.
Operating earnings from Campbell Fresh decreased from a loss of $1 million in 2017 to a loss of $36 million in 2018. The decrease was primarily due to a lower gross profit percentage, reflecting higher carrot costs attributable to the adverse impact of weather conditions on crop yields and higher supply chain costs, including lower manufacturing efficiencies and cost inflation.
Corporate in 2018 included the following:

•
non-cash impairment charges of $694 million related to the assets of the deli reporting unit, the Bolthouse Farms refrigerated beverages and salad dressings reporting unit, and the Bolthouse Farms carrot and carrots ingredients reporting unit;

•	transaction and integration costs of $96 million associated with the acquisition of Snyder's-Lance;

•	costs of $90 million related to the cost savings initiatives;

•	$22 million of expense related to the settlement of a legal claim; and

•	$14 million of gains on pension and postretirement benefit mark-to-market adjustments.

Corporate in 2017 included non-cash impairment charges of $212 million on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit and the Garden Fresh Gourmet reporting unit, a $20 million loss associated with pension and postretirement benefit mark-to-market adjustments and costs of $18 million related to cost savings initiatives. Excluding these amounts, the remaining decrease in costs was primarily due to higher pension and postretirement benefit income in 2018, partially offset by higher administrative expenses.
Interest Expense
Interest expense increased to $107 million in 2018 from $87 million in 2017. The increase in interest expense was due to higher levels of debt associated with funding the acquisitions and higher average interest rates on the debt portfolio, partially offset by a gain of $18 million on treasury rate lock contracts used to hedge the planned financing of the Snyder's-Lance acquisition.
Taxes on Earnings
The Act was enacted into law on December 22, 2017, and made significant changes to corporate taxation. As a result, the following items are reflected this year:

•	The corporate rate reduction as of January 1, 2018, resulted in a blended U.S. statutory tax rate of approximately 27%;

•	Remeasurement of deferred tax assets and liabilities resulted in a tax benefit of $179 million; and

•	Imposition of a transition tax on unremitted foreign earnings resulted in a tax charge of $59 million.
The amounts recorded represent provisional amounts based on our best estimates and current interpretation of the provisions of the Act and may change as additional guidance is issued. See Note 11 to the Consolidated Financial Statements for additional information.
Tax expense decreased from $307 million in 2017 to tax benefit of $91 million in the current year.
The following items impacted 2018 and 2017:

•
In 2018, we recognized tax expense of $4 million on $14 million of pension and postretirement benefit mark-to-market gains. In 2017, we recognized a tax benefit of $7 million on $20 million of pension and postretirement benefit mark-to-market losses;

•
In 2018, we recognized a $36 million tax benefit on $139 million of restructuring charges, implementation costs and other related costs. In 2017, we recognized a $7 million tax benefit on $18 million of restructuring charges, implementation costs and other related costs;

•	In 2018, we recognized a $23 million tax benefit on $88 million of transaction and integration costs associated with the acquisition of Snyder's-Lance;

•
In 2018, we recognized a $123 million tax benefit on the $694 million impairment charges on the assets of the deli reporting unit, the Bolthouse Farms refrigerated beverages and salad dressings reporting unit, and the Bolthouse Farms carrot and carrot ingredients reporting unit. In 2017, we recognized a $32 million tax benefit on the $212 million impairment charges on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit and the Garden Fresh Gourmet reporting unit;

•	In 2018, we recognized a $7 million tax benefit on the $22 million of expense related to the settlement of a legal claim; and

•
In 2018, we recognized a net tax benefit of $120 million related to the enactment of the Act on the remeasurement of deferred tax assets and liabilities and transition tax on unremitted foreign earnings described above.

After adjusting for the items above, the remaining decrease in the effective tax rate was primarily due to the ongoing benefit of the lower U.S. federal tax rate as a result of the Act, and the timing of recognizing tax expense related to the 2018 impairment charges, which will reverse in the fourth quarter of 2018.
Restructuring Charges and Cost Savings Initiatives
2015 Initiatives
In fiscal 2015, we implemented initiatives to reduce costs and to streamline our organizational structure. As part of these initiatives, we commenced a voluntary employee separation program available to certain U.S.-based salaried employees nearing retirement who met age, length-of-service and business unit/function criteria.
In February 2017, we announced that we were expanding these initiatives by further optimizing our supply chain network, primarily in North America, continuing to evolve our operating model to drive efficiencies, and more fully integrating our recent acquisitions. We extended the time horizon for the initiatives from 2018 to 2020. In January 2018, as part of the expanded initiatives, we authorized additional pre-tax costs to improve the operational efficiency of our thermal supply chain network in North America by closing our manufacturing facility in Toronto, Ontario, and to optimize our information technology infrastructure by migrating certain applications to the latest cloud technology platform. Cost estimates for these expanded initiatives, as well as timing for certain activities, are continuing to be developed.
A summary of the restructuring charges and charges recorded in Administrative expenses, Cost of products sold, and Marketing and selling expenses related to the initiatives is as follows:

	Three Months Ended		Nine Months Ended		Year Ended
(Millions, except per share amounts)	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017	July 30, 2017	July 31, 2016	August 2, 2015
Restructuring charges	$14	$—	$49	$—	$18	$35	$102
Administrative expenses	30	7	68	18	36	47	22
Cost of products sold	14	—	20	—	4	—	—
Marketing and selling expenses	2	—	2	—	—	—	—
Total pre-tax charges	$60	$7	$139	$18	$58	$82	$124

Aggregate after-tax impact	$45	$4	$103	$11	$37	$52	$78
Per share impact	$.15	$.01	$.34	$.04	$.12	$.17	$.25
A summary of the pre-tax costs associated with the initiatives is as follows:

(Millions)	Recognized as of April 29, 2018
Severance pay and benefits	$180
Asset impairment/accelerated depreciation	31
Implementation costs and other related costs	192
Total	$403
The total estimated pre-tax costs for actions that have been identified are approximately $535 million to $580 million. This estimate will be updated as costs for the expanded initiatives are developed.
We expect the costs for actions that have been identified to date to consist of the following: approximately $180 million in severance pay and benefits; approximately $90 million in asset impairment and accelerated depreciation; and approximately $265 million to $310 million in implementation costs and other related costs.We expect these pre-tax costs to be associated with our segments as follows: Americas Simple Meals and Beverages - approximately 43%; Global Biscuits and Snacks - approximately 31%; Campbell Fresh - approximately 4%; and Corporate - approximately 22%.
Of the aggregate $535 million to $580 million of pre-tax costs identified to date, we expect approximately $435 million to $480 million will be cash expenditures. In addition, we expect to invest approximately $250 million in capital expenditures through 2020 primarily related to the U.S. warehouse optimization project, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, insourcing of manufacturing for certain simple meal products and optimization of information technology infrastructure and applications, of which we invested approximately $56 million as of April 29, 2018.
We expect to incur substantially all of the costs through 2019 and to fund the costs through cash flows from operations and short-term borrowings.
We expect the initiatives for actions that have been identified to date to generate pre-tax savings of $400 million to $410 million in 2018, and once all phases are implemented, to generate annual ongoing savings of approximately $500 million beginning in 2020. In the nine-month period ended April 29, 2018, we generated an additional $65 million of pre-tax savings. The annual pre-tax savings generated by the initiatives were as follows:

	Year Ended
(Millions)	July 30, 2017	July 31, 2016	August 2, 2015
Total pre-tax savings	$325	$215	$85

Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs incurred to date associated with segments is as follows:

	April 29, 2018
(Millions)	Three Months Ended	Nine Months Ended	Costs Incurred to Date
Americas Simple Meals and Beverages	$16	$56	$148
Global Biscuits and Snacks	36	63	141
Campbell Fresh	1	4	10
Corporate	7	16	104
Total	$60	$139	$403

Snyder's-Lance Cost Transformation Program and Integration
On March 26, 2018, we completed the acquisition of Snyder's-Lance. Prior to the acquisition, in April 2017, Snyder's-Lance launched a cost transformation program following a comprehensive review of its operations with the goal of significantly improving its financial performance. We expect to continue to implement this program and to achieve a majority of the program's targeted savings. In addition, we have identified opportunities for additional cost synergies as we integrate Snyder's-Lance.
We are developing the detailed plans to implement the Snyder's-Lance cost transformation program and to achieve the cost synergies and therefore we cannot reasonably estimate the total expected pre-tax costs and timing of when we expect to incur those costs, as well as the expected future cash expenditures. We expect the pre-tax costs to be associated primarily with Global Biscuits and Snacks.
In the three-month period ended April 29, 2018, we recorded a restructuring charge of $10 million and incurred $6 million in Administrative expenses related to the integration of Snyder's-Lance.
We expect the Snyder's-Lance cost transformation program and integration to generate annual ongoing savings of approximately $295 million beginning in 2022.
Segment operating results do not include restructuring charges, nor implementation and integration costs because we evaluate segment performance excluding such charges. The pre-tax costs of $16 million incurred in the three-month period ended April 29, 2018 were associated with the Global Biscuits and Snacks segment.
See Note 7 to the Consolidated Financial Statements for additional information.
LIQUIDITY AND CAPITAL RESOURCES
We expect foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations; long-term borrowings; short-term borrowings, including commercial paper; credit facilities; and cash and cash equivalents. We believe that these sources will be adequate to meet our future requirements.
We generated cash flows from operations of $1.024 billion in 2018, compared to $1.011 billion in 2017. The increase in 2018 reflects higher cash earnings benefiting from reduced taxes, partly offset by an increase in working capital requirements.
Current assets are less than current liabilities as a result of our level of current maturities of long-term debt and short-term borrowings and our focus to lower core working capital requirements by reducing trade receivables and inventories while extending payment terms for accounts payables. We had negative working capital of $1.074 billion as of April 29, 2018, and $495 million as of July 30, 2017. Debt maturing within one year was $1.763 billion as of April 29, 2018, and $1.037 billion as of July 30, 2017.
Capital expenditures were $223 million in 2018 compared to $195 million in 2017. Capital expenditures are expected to total approximately $440 million in 2018. Capital expenditures in 2018 included a U.S. warehouse optimization project (approximately $24 million); insourcing manufacturing for certain simple meal products (approximately $11 million); replacement of a Pepperidge Farm refrigeration system (approximately $6 million); and an Australian multi-pack biscuit capacity expansion project (approximately $2 million).
On December 12, 2017, we completed the acquisition of Pacific Foods. The purchase price was $689 million, subject to customary post-closing adjustments, and was funded through the issuance of commercial paper.
On March 26, 2018, we completed the acquisition of Snyder’s-Lance. Total consideration was $6.112 billion, which included the payoff of approximately $1.1 billion of Snyder's-Lance indebtedness. We borrowed $900 million under a single draw 3-year senior unsecured term loan facility on March 26, 2018, and issued $5.3 billion senior notes on March 16, 2018, to finance the acquisition. The interest rate on the senior unsecured term loan facility resets in one, two, three, or six-month periods dependent upon our election. Interest on the senior unsecured term loan facility is due upon the earlier of an interest reset or quarterly and the first interest payment is due in June 2018. The senior unsecured term loan facility may be prepaid at par at any time. The senior unsecured term loan facility contains customary covenants and events of default for credit facilities of this type.
The $5.3 billion senior notes were issued in various tenors in both fixed and floating rate formats. We issued 2 and 3-year floating rate senior notes in the amount of $500 million and $400 million, respectively. We issued 3, 5, 7, 10, and 30-year fixed rate senior notes in the amount of $650 million, $1.2 billion, $850 million, $1 billion, and $700 million, respectively. Interest on the 2-year floating rate senior notes is due quarterly on March 16, June 16, September 16, and December 16, commencing on June 16, 2018. Interest on the 3-year floating rate senior notes is due quarterly on March 15, June 15, September 15, and December 15, commencing on June 15, 2018. Interest on the fixed rate senior notes is due semi-annually on March 15 and September 15, commencing on September 15, 2018. The fixed rate senior notes may be redeemed, in whole or in part, at our option at any time at the applicable redemption price. If change of control triggering events occur, we will be required to offer to purchase the senior notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the purchase date. The senior notes were issued under a shelf registration statement that we filed with the Securities and Exchange Commission in July 2017. We registered an indeterminate amount of debt securities. Under the registration statement, we may issue debt securities from time to time, depending on market conditions.
Dividend payments were $321 million in 2018 and $314 million in 2017. We repurchased approximately 2 million shares at a cost of $86 million in 2018 and approximately 5 million shares at a cost of $305 million in 2017. As a result of the acquisition of Snyder's-Lance, we suspended our share repurchases as of the second quarter of 2018. See Note 16 to the Consolidated Financial Statements for additional information.
As of April 29, 2018, we had $1.763 billion of short-term borrowings due within one year, of which $1.098 billion was comprised of commercial paper borrowings. As of April 29, 2018, we issued $59 million of standby letters of credit. We have a committed revolving credit facility totaling $1.85 billion that matures in December 2021. This U.S. facility remained unused at April 29, 2018, except for $1 million of standby letters of credit that we issued under it. The U.S. facility supports our commercial paper programs and other general corporate purposes.
In July 2016, we entered into a Canadian committed revolving credit facility that matures in July 2019. As of April 29, 2018, the total commitment under the Canadian facility was CAD $125 million, or $97 million, and we had borrowings of CAD $107 million, or $83 million, at a rate of 2.99% under this facility. The Canadian facility supports general corporate purposes.
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
Interim Assessment - Second Quarter of 2017
During the second quarter of 2017, sales and operating profit performance for Bolthouse Farms carrot and carrot ingredients were well below our expectations due to difficulty with regaining market share lost during 2016 and higher carrot costs from the adverse impact of heavy rains on crop yields. During the quarter, we also lowered our forecast for sales and earnings for the reporting unit for the second half of 2017 based on revised market share recovery expectations and the continuing effect of unusual weather conditions on carrot costs. In addition, as part of a strategic review initiated by a new leadership team of Campbell Fresh during the second quarter, we decided to reduce emphasis on growing sales of carrot ingredients, which are a by-product of the manufacturing process, and to manage carrots sold at retail for modest sales growth consistent with the category while improving profitability. Accordingly, we reduced our expectations for recovery of retail carrot market share. As a consequence of current-

year performance and the strategic review, we lowered our sales outlook for future fiscal years.We also lowered our average margin expectations due in part to cost volatility, which had been higher than expected. Based upon the business performance in the second quarter of 2017, our reduced near-term outlook, and reduced expectations for sales, operating margins and discounted cash flows, we performed an interim impairment assessment in the second quarter, which resulted in a $127 million impairment charge on goodwill and $20 million on a trademark in the reporting unit.
We acquired Garden Fresh Gourmet on June 29, 2015. During 2017, sales and operating profit performance for Garden Fresh Gourmet, which is a reporting unit within the Campbell Fresh segment, were well below expectations, and we lowered our outlook for the second half of 2017 due to customer losses and failure to meet product distribution goals. We expected to expand distribution of salsa beyond our concentration in the Midwest region, however this proved to be challenging as differentiated recipes are required to meet taste profiles in other parts of the country. In addition, as part of a strategic review initiated by a new leadership team of Campbell Fresh during the second quarter, we lowered our distribution and category growth expectations and, therefore, future sales outlook. Based upon the business performance in 2017, our reduced near-term outlook, and reduced expectations for sales, operating margins and discounted cash flows, we performed an interim impairment assessment in the second quarter, which resulted in a $64 million impairment charge on goodwill and $1 million on a trademark in the reporting unit.
Interim Assessments - Second Quarter of 2018
During the second quarter of 2018, we performed an interim impairment assessment on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit as operating performance was below expectations. The business was impacted by adverse weather conditions and the implementation of enhanced quality protocols, which impacted crop yields and resulted in higher costs. This cost volatility continued to be higher than expected and caused us to reassess our short- and long-term margin expectations for this business. Based on this performance, we reduced our outlook for future operating margins and discounted cash flows, which resulted in a $75 million impairment charge, representing a write-down of the remaining goodwill in the reporting unit. The fair value of the trademark exceeded the carrying value, which was $48 million. We will continue to monitor the performance of the business.
We acquired Plum on June 13, 2013. The business is a reporting unit within Americas Simple Meals and Beverages segment. In 2018, sales and operating performance were well below expectations due in part to competitive pressure and reduced margins. Based on the recent performance, in the second quarter of 2018 we reduced our outlook for future sales, operating margins and discounted cash flows and performed an interim impairment assessment. As of the interim assessment, the fair value of the trademark exceeded the carrying value by approximately 15%, and the fair value of the reporting unit exceeded the carrying value by less than 10%. The carrying value of the trademark was $115 million and the carrying value of goodwill was $128 million. We will continue to invest in innovation on this business. We are focused on improving profitability by pursuing various supply chain initiatives. We will continue to monitor the performance of the business. Beginning in the third quarter of 2018, based on changes in the manner in which the Americas Simple Meals and Beverages segment is managed under new leadership, Plum is no longer a stand alone reporting unit, but rather is combined within a unit in the segment.
Interim Assessment - Third Quarter of 2018
During the third quarter of 2018, we performed an interim impairment assessment on the intangible assets of the deli reporting unit, which includes Garden Fresh Gourmet and the U.S. refrigerated soup business within Campbell Fresh. During the third quarter of 2018, certain of our private label refrigerated soup customers, which represent a majority of the business, informed us of their intention to in-source production beginning in 2019, and the sales and operating profit outlook of the Garden Fresh Gourmet business was reduced. Due to the anticipated loss of refrigerated soup business with these customers, as well as the recent performance of the Garden Fresh Gourmet business, we revised the long-term outlook for future sales, operating margins and discounted cash flows for this reporting unit, which resulted in an $81 million impairment charge on goodwill, representing a write-down of the remaining goodwill in the reporting unit, $13 million on a trademark, and $11 million on plant assets in the reporting unit.
In addition, we performed an interim impairment assessment on the intangible assets of the Bolthouse Farms refrigerated beverages and salad dressings reporting unit as the operating performance in the third quarter was below expectations. We assessed sales performance of refrigerated beverages and key drivers impacting gross profit for the unit. We revised our long-term outlook for future earnings and discounted cash flows to reflect reduced sales expectations to modest growth and decreased our gross profit outlook to reflect the inflation and manufacturing efficiency pressures that remain with the unit. This revised outlook resulted in a $384 million impairment charge on goodwill, representing a write-down of the remaining goodwill in the reporting unit, and $150 million on a trademark in the reporting unit.

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

As of April 29, 2018, the carrying value of goodwill was $4.608 billion. If assumptions are not achieved or market conditions decline, potential impairment charges could result.
As of April 29, 2018, the carrying value of indefinite-lived trademarks was $3.2 billion. Holding all other assumptions used in the 2018 interim fair value measurement constant, changes in the weighted-average cost of capital assumption would reduce fair value of the trademarks and result in impairment charges of approximately:

(Millions)	Bolthouse Farms carrot and carrot ingredients	Plum	Garden Fresh Gourmet	Bolthouse Farms refrigerated beverages and salad dressings
1% increase in the weighted-average cost of capital	$—	$(5)	$(3)	$(22)
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
We wish to caution the reader that the following important factors and those important factors described in our other Securities and Exchange Commission filings, or in our 2017 Annual Report on Form 10-K, could affect our actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, us:

•	changes in consumer demand for our products and favorable perception of our brands;

•	the risks associated with trade and consumer acceptance of product improvements, shelving initiatives, new products and pricing and promotional strategies;

•	the impact of strong competitive responses to our efforts to leverage our brand power with product innovation, promotional programs and new advertising;

•	changing inventory management practices by certain of our key customers;

•	a changing customer landscape, with value and e-commerce retailers expanding their market presence, while certain of our key customers maintain significance to our business;

•	our ability to realize projected cost savings and benefits from our efficiency and/or restructuring initiatives;

•	our ability to manage changes to our organizational structure and/or business processes, including our selling, distribution, manufacturing and information management systems or processes;

•	product quality and safety issues, including recalls and product liabilities;

•	the ability to complete and to realize the projected benefits of acquisitions, divestitures and other business portfolio changes, including the Snyder's-Lance acquisition;

•	our indebtedness and ability to pay such indebtedness;

•	disruptions to our supply chain, including fluctuations in the supply of and inflation in energy and raw and packaging materials cost;

•	the uncertainties of litigation and regulatory actions against us;

•
the possible disruption to the independent contractor distribution models used by certain of our businesses, including as a result of litigation or regulatory actions affecting their independent contractor classification;

•	the impact of non-U.S. operations, including trade restrictions, public corruption and compliance with foreign laws and regulations;

•	impairment to goodwill or other intangible assets;

•	our ability to protect our intellectual property rights;

•	increased liabilities and costs related to our defined benefit pension plans;

•	a material failure in or breach of our information technology systems;

•	our ability to attract and retain key talent;

•	changes in currency exchange rates, tax rates, interest rates, debt and equity markets, inflation rates, economic conditions, law, regulation and other external factors; and

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
Item 4. Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures
We, under the supervision and with the participation of our management, including the Interim President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 29, 2018 (Evaluation Date). Based on such evaluation, the Interim President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

b.	Changes in Internal Controls
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or were likely to materially affect, such control over financial reporting during the quarter ended April 29, 2018, except as noted below.
On March 26, 2018, we completed the acquisition of Snyder's-Lance. See Note 3 to the Consolidated Financial Statements for additional information. In connection with the integration of Snyder's-Lance, we are in the process of analyzing and evaluating our internal controls over financial reporting. This process may result in additions or changes to our internal control over financial reporting.
We will exclude the Snyder's-Lance operations from the scope of our annual assessment of the effectiveness of internal control over financial reporting for the year ending July 29, 2018 in accordance with the Securities and Exchange Commission guidance. Such guidance permits management to omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
We previously reported four securities class action lawsuits (collectively, the Actions) related to our acquisition of Snyder's-Lance, Inc. (Snyder's-Lance) filed by purported shareholders of Snyder’s-Lance. The Actions, captioned Shaev v. Snyder's-Lance, Inc., et al., No. 3:18-cv-00039, Sciabacucchi v. Snyder's-Lance, Inc., et al., No. 3:18-cv-00049-RJC-DCK, Kendall v. Snyder's-Lance, Inc., et al., No. 3:18-cv-00051, and Daniel v. Snyder's-Lance, Inc., et al., No. 3:18-cv-00058, were filed in the United States District Court for the Western District of North Carolina. Following certain supplemental disclosures to Snyder’s-Lance’s proxy statement related to the acquisition of Snyder’s-Lance, the plaintiffs in each of the four Actions filed notices of voluntary dismissal between March 26, 2018 and April 2, 2018.

Item 1A. Risk Factors
The following disclosure modifies the discussion of risks and uncertainties previously disclosed in our Annual Report on Form 10-K for the year ended July 30, 2017 and subsequent Securities and Exchange Commission filings. These risks and uncertainties, along with those previously disclosed, could materially adversely affect our business, financial condition and results of operations. Additional risks and uncertainties that are not presently known to us or that we deem immaterial may also impair our business operations and financial condition.
Risk Factors related to the Snyder's-Lance Acquisition
The anticipated benefits of acquiring Snyder's-Lance may not be fully realized or realized within the time frame that we expect
We expect that the acquisition of Snyder's-Lance will result in various benefits including, among other things, cost savings, cost synergies, a strengthened market position and revenue opportunities. Achieving these anticipated benefits is subject to uncertainties, including whether we integrate in an efficient and effective manner, and general competitive factors in the marketplace. Integrating Snyder's-Lance will be a complex and time-consuming process that requires investment. We may experience unanticipated difficulties, delays or expenses related to the integration, including:

•	diversion of management's attention from ongoing business concerns;

•	managing a larger combined business;

•	finalizing the integration of Snyder's-Lance's past acquisitions to the extent not yet completed;

•	perceived adverse changes in product offerings to consumers, whether or not these changes actually occur;

•	assumption of unknown risks and liabilities;

•	the retention of key suppliers and customers of Snyder's-Lance;

•	attracting new business and operational relationships; and

•	retaining and integrating key employees and maintaining employee morale.
We plan to combine certain operations, functions, systems and processes, which we may be unsuccessful or delayed in implementing. In addition, costs for synergies and integration may be more than anticipated, and there are many factors beyond our control that could affect the total amount or timing of these expenses. Although we expect that the elimination of duplicative costs and realization of other efficiencies related to the integration of the businesses will offset incremental costs over time, any net benefit may not be achieved in the near term or at all. The failure to effectively address any of these risks, or any other risks related to the integration of the Snyder's-Lance acquisition, may adversely affect our business or financial results.
We incurred substantial indebtedness to finance the acquisition of Snyder's-Lance
In connection with the closing of the acquisition of Snyder's-Lance and the payoff of Snyder's-Lance's indebtedness, we incurred approximately $6.2 billion of indebtedness through a combination of senior notes and a senior unsecured term loan. This substantial level of indebtedness increases our debt service obligations. It may also have other important consequences to our business, including, but not limited to:

•	increasing our exposure to fluctuations in interest rates;

•	subjecting us to financial and other covenants, the non-compliance with which could result in an event of default;

•	increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, including undertaking significant capital projects;

•	placing us at a competitive disadvantage as compared to our competitors, to the extent that they are not as highly leveraged; and

•	restricting us from pursuing certain business opportunities, including other acquisitions.
In addition, we regularly access the commercial paper markets for working capital needs and other general corporate purposes. Our credit ratings were downgraded following our acquisition of Snyder's-Lance, and, on May 21, 2018, Moody's Investors Service, Inc. placed our credit ratings under review for downgrade. These actions may increase our borrowing costs and adversely affect our ability to issue commercial paper. In addition, if our credit ratings are further downgraded, we may have difficulty selling additional debt securities or borrowing money in the amounts and on the terms that might be available if our credit ratings were maintained.
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
Operational Risk Factors
Our results may be adversely affected by our inability to complete or realize the projected benefits of divestitures, acquisitions and other strategic transactions
On May 18, 2018, we announced that we are conducting a review of our strategic and operating plans and the composition of our portfolio. If that review results in targeted divestitures, our ability to meet our objectives may depend in part on our ability to identify suitable buyers, negotiate favorable financial and other contractual terms and obtain all necessary regulatory approvals on the terms expected. Potential risks of divestitures may also include the inability to separate divested businesses or business units effectively and efficiently from our existing business operations and to reduce or eliminate associated overhead costs.
We may undertake additional acquisitions or other strategic transactions. Our ability to meet our objectives with respect to acquisitions and other strategic transactions may depend in part on our ability to identify suitable counterparties, negotiate favorable financial and other contractual terms, obtain all necessary regulatory approvals on the terms expected and complete those transactions. Potential risks also include:

•	the inability to integrate acquired businesses into our existing operations in a timely and cost-efficient manner;

•	diversion of management's attention from other business concerns;

•	potential loss of key employees, suppliers and/or customers of acquired businesses;

•	assumption of unknown risks and liabilities;

•	the inability to achieve anticipated benefits, including revenues or other operating results;

•	operating costs of acquired businesses may be greater than expected;

•	the inability to promptly implement an effective control environment; and

•	the risks inherent in entering markets or lines of business with which we have limited or no prior experience.
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
On May 18, 2018, we announced the appointment of an Interim President and Chief Executive Officer, effective immediately.  The search for and transition to a permanent President and Chief Executive Officer may result in disruptions to our business and uncertainty among investors, employees and others concerning our future direction and performance. Any such disruptions and uncertainty, as well as the failure to successfully identify, attract or retain a permanent President and Chief Executive Officer, could have an adverse effect on our business, results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 6.	Exhibits
The Index to Exhibits, which immediately precedes the signature page, is incorporated by reference into this Report.
INDEX TO EXHIBITS

4(a)
Indenture dated as of March 19, 2015, between Campbell and Wells Fargo Bank, National Association, as trustee, is incorporated by reference to Exhibit 4.1 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 19, 2015.

4(b)	Form of Floating Rate Note due 2020 is incorporated by reference to Exhibit 4.2.1 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 16, 2018.

4(c)	Form of Floating Rate Note due 2021 is incorporated by reference to Exhibit 4.2.2 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 16, 2018.

4(d)	Form of 3.300% Note due 2021 is incorporated by reference to Exhibit 4.2.3 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 16, 2018.

4(e)	Form of 3.650% Note due 2023 is incorporated by reference to Exhibit 4.2.4 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 16, 2018.

4(f)	Form of 3.950% Note due 2025 is incorporated by reference to Exhibit 4.2.5 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 16, 2018.

4(g)	Form of 4.150% Note due 2028 is incorporated by reference to Exhibit 4.2.6 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 16, 2018.

4(h)	Form of 4.800% Note due 2048 is incorporated by reference to Exhibit 4.2.7 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 16, 2018.

10(a)
Amendment No. 1 to Three-Year Term Loan Credit Agreement, dated March 5, 2018, by and among Campbell Soup Company, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders named therein filed herewith.

10(b)+	Severance Agreement and General Release executed April 30, 2018 by and between Mark R. Alexander and Campbell Soup Company filed herewith.

31(a)	Certification of Keith R. McLoughlin pursuant to Rule 13a-14(a).

31(b)	Certification of Anthony P. DiSilvestro pursuant to Rule 13a-14(a).

32(a)	Certification of Keith R. McLoughlin pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of Anthony P. DiSilvestro pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
+This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: June 5, 2018

CAMPBELL SOUP COMPANY

By: /s/ Anthony P. DiSilvestro
Anthony P. DiSilvestro
Senior Vice President and Chief Financial Officer

By: /s/ Stanley Polomski
Stanley Polomski
Vice President and Controller