Form 10-Q
period 2018-10-28
CAMPBELL SOUP CO
filed 2018-12-06
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number
October 28, 2018	1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.

1 Campbell Place
Camden, New Jersey 08103-1799
Principal Executive Offices

Telephone Number: (856) 342-4800

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

There were 301,029,024 shares of capital stock outstanding as of November 29, 2018.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended
	October 28, 2018	October 29, 2017
Net sales	$2,694	$2,161
Costs and expenses
Cost of products sold	1,870	1,378
Marketing and selling expenses	248	219
Administrative expenses	176	149
Research and development expenses	27	30
Other expenses / (income)	4	(29)
Restructuring charges	19	2
Total costs and expenses	2,344	1,749
Earnings before interest and taxes	350	412
Interest expense	94	31
Interest income	1	1
Earnings before taxes	257	382
Taxes on earnings	63	107
Net earnings	194	275
Less: Net earnings (loss) attributable to noncontrolling interests	—	—
Net earnings attributable to Campbell Soup Company	$194	$275
Per Share — Basic
Net earnings attributable to Campbell Soup Company	$.64	$.91
Weighted average shares outstanding — basic	301	301
Per Share — Assuming Dilution
Net earnings attributable to Campbell Soup Company	$.64	$.91
Weighted average shares outstanding — assuming dilution	302	302
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(unaudited)
(millions)

	Three Months Ended
	October 28, 2018			October 29, 2017
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$194			$275
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(43)	$—	(43)	$(32)	$—	(32)
Cash-flow hedges:
Unrealized gains (losses) arising during the period	—	—	—	9	(2)	7
Reclassification adjustment for (gains) losses included in net earnings	1	—	1	(2)	—	(2)
Pension and other postretirement benefits:
Reclassification of prior service credit included in net earnings	(7)	2	(5)	(7)	2	(5)
Other comprehensive income (loss)	$(49)	$2	(47)	$(32)	$—	(32)
Total comprehensive income (loss)			$147			$243
Total comprehensive income (loss) attributable to noncontrolling interests			—			—
Total comprehensive income (loss) attributable to Campbell Soup Company			$147			$243
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	October 28, 2018	July 29, 2018
Current assets
Cash and cash equivalents	$205	$226
Accounts receivable, net	995	785
Inventories	1,226	1,199
Other current assets	95	86
Total current assets	2,521	2,296
Plant assets, net of depreciation	3,162	3,233
Goodwill	4,689	4,580
Other intangible assets, net of amortization	3,991	4,196
Other assets ($68 as of 2019 and $77 as of 2018 attributable to variable interest entity)	224	224
Total assets	$14,587	$14,529
Current liabilities
Short-term borrowings	$1,845	$1,896
Payable to suppliers and others	951	893
Accrued liabilities	704	676
Dividends payable	107	107
Accrued income taxes	55	22
Total current liabilities	3,662	3,594
Long-term debt	8,001	7,998
Deferred taxes	960	995
Other liabilities	549	569
Total liabilities	13,172	13,156
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	339	349
Earnings retained in the business	2,295	2,224
Capital stock in treasury, at cost	(1,084)	(1,103)
Accumulated other comprehensive loss	(156)	(118)
Total Campbell Soup Company shareholders' equity	1,406	1,364
Noncontrolling interests	9	9
Total equity	1,415	1,373
Total liabilities and equity	$14,587	$14,529
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Three Months Ended
	October 28, 2018	October 29, 2017
Cash flows from operating activities:
Net earnings	$194	$275
Adjustments to reconcile net earnings to operating cash flow
Impairment charges	14	—
Restructuring charges	19	2
Stock-based compensation	14	14
Pension and postretirement benefit income	(15)	(16)
Depreciation and amortization	122	82
Deferred income taxes	17	41
Other, net	12	6
Changes in working capital
Accounts receivable	(223)	(167)
Inventories	(33)	(105)
Prepaid assets	(10)	16
Accounts payable and accrued liabilities	130	84
Net receipts from (payments of) hedging activities	1	(33)
Other	(11)	(11)
Net cash provided by operating activities	231	188
Cash flows from investing activities:
Purchases of plant assets	(111)	(58)
Purchases of route businesses	(20)	—
Sales of route businesses	21	—
Other, net	10	(5)
Net cash used in investing activities	(100)	(63)
Cash flows from financing activities:
Short-term borrowings	1,710	2,056
Short-term repayments	(1,745)	(2,116)
Dividends paid	(107)	(111)
Treasury stock purchases	—	(86)
Payments related to tax withholding for stock-based compensation	(5)	(22)
Payments of debt issuance costs	(1)	—
Net cash used in financing activities	(148)	(279)
Effect of exchange rate changes on cash	(4)	(2)
Net change in cash and cash equivalents	(21)	(156)
Cash and cash equivalents — beginning of period	226	319
Cash and cash equivalents — end of period	$205	$163
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at July 30, 2017	323	$12	(22)	$(1,066)	$359	$2,385	$(53)	$8	$1,645
Net earnings (loss)						275		—	275
Other comprehensive income (loss)							(32)	—	(32)
Dividends ($.35 per share)						(105)			(105)
Treasury stock purchased			(2)	(86)					(86)
Treasury stock issued under management incentive and stock option plans			2	46	(54)				(8)
Balance at October 29, 2017	323	$12	(22)	$(1,106)	$305	$2,555	$(85)	$8	$1,689
Balance at July 29, 2018	323	$12	(22)	$(1,103)	$349	$2,224	$(118)	$9	$1,373
Cumulative effect of changes in accounting principle:
Revenue(1)						(8)			(8)
Stranded tax effects(1)						(9)	9		—
Net earnings (loss)						194		—	194
Other comprehensive income (loss)							(47)	—	(47)
Dividends ($.35 per share)						(106)			(106)
Treasury stock purchased			—	—					—
Treasury stock issued under management incentive and stock option plans			—	19	(10)				9
Balance at October 28, 2018	323	$12	(22)	$(1,084)	$339	$2,295	$(156)	$9	$1,415
(1) See Note 2 for additional detail.
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
The financial statements reflect all adjustments which are, in our opinion, necessary for a fair statement of the results of operations, financial position, and cash flows for the indicated periods. The accounting policies we used in preparing these financial statements are substantially consistent with those we applied in our Annual Report on Form 10-K for the year ended July 29, 2018, except as described below and in Note 2.
The results for the period are not necessarily indicative of the results to be expected for other interim periods or the full year. Our fiscal year ends on the Sunday nearest July 31, which is July 28, 2019.
Revenue Recognition - Our revenues primarily consist of the sale of food and beverage products through our own sales force and/or third-party brokers and distribution partners. Revenues are recognized when our performance obligation has been satisfied and control of the product passes to our customers, which typically occurs when products are delivered or accepted by customers in accordance with terms of agreements. We make shipments promptly after acceptance of orders. Shipping and handling costs incurred to deliver the product are recorded within Cost of products sold. Amounts billed and due from our customers are classified as Accounts receivable in the Consolidated Balance Sheets and require payment on a short-term basis. Revenues are recognized net of provisions for returns, discounts and certain sales promotion expenses, such as feature price discounts, in-store display incentives, cooperative advertising programs, new product introduction fees and coupon redemption costs. These forms of variable consideration are recognized upon sale. The recognition of costs for promotion programs involves the use of judgment related to performance and redemption estimates. Estimates are made based on historical experience and other factors, including expected volume. Historically, the difference between actual experience compared to estimated redemptions and performance has not been significant to the quarterly or annual financial statements. Differences between estimates and actual costs are recognized as a change in estimate in a subsequent period. Revenues are presented on a net basis for arrangements under which suppliers perform certain additional services. See Note 6 for additional information on disaggregation of revenue. In 2019, we adopted revised guidance on the recognition of revenue from contracts with customers. See Note 2 for additional information.

2.	Recent Accounting Pronouncements
Recently Adopted
In May 2014, the Financial Accounting Standards Board (FASB) issued revised guidance on the recognition of revenue from contracts with customers. The guidance is designed to create greater comparability for financial statement users across industries and jurisdictions. The guidance also requires enhanced disclosures. The guidance was originally effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In July 2015, the FASB decided to delay the effective date of the new revenue guidance by one year to fiscal years, and interim periods within those years, beginning after December 15, 2017. Entities were permitted to adopt the new revenue standard early, but not before the original effective date. The guidance permits the use of either a full retrospective or modified retrospective transition method. We completed the review of our arrangements with customers across our businesses, including our practices of offering rebates, refunds, discounts and other price allowances, and trade and consumer promotion programs. As we evaluated our methods of estimating the amount and timing of these various forms of variable consideration, we determined we will accelerate the expense recognition of certain trade and consumer promotion programs under the new guidance. Based on our assessment, the impact is not expected to be material on an annual basis, but will impact quarterly results. We adopted the guidance in the first quarter of 2019 using the modified retrospective method and recorded a cumulative effect adjustment of $8, net of tax, to decrease the opening balance of Earnings retained in the business, an increase of $10 to Accrued liabilities, an increase of $1 to Accounts payable, a decrease of $2 to Deferred taxes and an increase of $1 to Other assets.

The impacts of the changes to our Consolidated Balance Sheet as of October 28, 2018, as a result of adoption are as follows:

	As Reported	Balances Without Adoption	Increase/(Decrease) Due to Adoption
Current liabilities
Payable to suppliers and others	$951	$950	$1
Accrued liabilities	704	678	26
Accrued income taxes	55	62	(7)
Total current liabilities	3,662	3,642	20
Total liabilities	13,172	13,152	20

Campbell Soup Company shareholders' equity
Earnings retained in the business	$2,295	$2,315	$(20)
Total Campbell Soup Company shareholders' equity	1,406	1,426	(20)
Total equity	1,415	1,435	(20)
The impacts of the changes to our Consolidated Statement of Earnings as a result of adoption are as follows:

	Three Months Ended
	October 28, 2018
	As Reported	Balances Without Adoption	Increase/(Decrease) Due to Adoption
Net sales	$2,694	$2,710	$(16)

Earnings before interest and taxes	$350	$366	$(16)
Earnings before taxes	$257	$273	$(16)
Taxes on earnings	63	67	(4)
Net earnings attributable to Campbell Soup Company	$194	$206	$(12)

Per Share — Basic
Net earnings attributable to Campbell Soup Company	$.64	$.68	$(.04)
Per Share — Assuming Dilution
Net earnings attributable to Campbell Soup Company	$.64	$.68	$(.04)
In January 2016, the FASB issued guidance that amends the recognition and measurement of financial instruments. The changes primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Under the new guidance, equity investments in unconsolidated entities that are not accounted for under the equity method will generally be measured at fair value through earnings. When the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. In 2019, we adopted the guidance. The adoption did not have an impact on our consolidated financial statements.
In August 2016, the FASB issued guidance on the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The guidance must be applied retrospectively to all periods presented but may be applied prospectively if retrospective application would be impracticable. In 2019, we adopted the guidance. The adoption did not have a material impact on our consolidated financial statements.
In October 2016, the FASB issued guidance on tax accounting for intra-entity asset transfers. Under current guidance, the tax effects of intra-entity asset transfers (intercompany sales) are deferred until the transferred asset is sold to a third party or otherwise recognized. The new guidance requires companies to account for the income tax effects on intercompany transfers of assets other than inventory when the transfer occurs. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted in the first interim period of a fiscal year. The modified retrospective approach is required upon adoption, with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. In 2019, we adopted the guidance. The adoption did not have an impact on our consolidated financial statements.
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
In February 2018, the FASB issued guidance that provides entities an option to reclassify the stranded tax effects of the Tax Cuts and Jobs Act of 2017 on items within accumulated other comprehensive income to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. Entities are able to early adopt the guidance in any interim or annual period for which financial statements have not yet been issued and apply it either in the period of adoption or retrospectively to each period in which the tax effects of the Tax Cuts and Jobs Act of 2017 related to items in accumulated other comprehensive income are recognized. We adopted the guidance in the first quarter of 2019, effective on July 30, 2018, and elected not to reclassify prior periods. The adoption resulted in a cumulative effect adjustment of $9 to decrease the opening balance of Earnings retained in the business and a corresponding net decrease to the components of Accumulated other comprehensive income (loss). See Note 4 for additional information.
Accounting Pronouncements Not Yet Adopted
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
In August 2017, the FASB issued guidance that amends hedge accounting. Under the new guidance, more hedging strategies will be eligible for hedge accounting and the application of hedge accounting is simplified. The new guidance amends presentation and disclosure requirements, and how effectiveness is assessed. In October 2018, the FASB issued guidance which permits an entity to designate the overnight index swap rate based on the Secured Overnight Financing Rate Fed Funds as a benchmark interest rate in a hedge accounting relationship. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.
In August 2018, the FASB issued guidance that changes the disclosure requirements related to defined benefit pension and postretirement plans. The guidance is effective for fiscal years beginning after December 15, 2020. The guidance is to be applied on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact that the new guidance will have on our disclosures.
In August 2018, the FASB issued guidance that eliminates, adds, and modifies certain disclosure requirements for fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted. Certain disclosures in the guidance must be applied on a retrospective basis, while others must be applied on a prospective basis. We are currently evaluating the impact that the new guidance will have on our disclosures.
In August 2018, the FASB issued guidance on accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for fiscal years beginning after December 15, 2019. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively. Early adoption is permitted. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

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
The excess of the purchase price over the estimated fair values of identifiable net assets was recorded as $3,006 of goodwill. The goodwill is not deductible for tax purposes. The goodwill was primarily attributable to future growth opportunities, anticipated synergies, and intangible assets that did not qualify for separate recognition. The goodwill is included in the Global Biscuits and Snacks segment.
On December 12, 2017, we completed the acquisition of Pacific Foods of Oregon, LLC (Pacific Foods). The purchase price was $688. Pacific Foods produces broth, soups, non-dairy beverages and other simple meals. The excess of the purchase price over the estimated fair values of identifiable net assets was recorded as $202 of goodwill. The goodwill is deductible for tax purposes. The goodwill was primarily attributable to future growth opportunities, anticipated synergies, and intangible assets that did not qualify for separate recognition. The goodwill is included in the Meals and Beverages segment.
The table below presents the estimated fair value that was allocated to acquired assets and assumed liabilities of Snyder's-Lance. The final valuation process will be completed within the allowable measurement period. For the three months ended October 28, 2018, we made measurement period adjustments to reflect facts and circumstances in existence as of the date of acquisition. These adjustments primarily included a $134 decrease to indefinite-lived trademarks, a $52 decrease to customer relationships, a $43 decrease to Deferred taxes and a $140 increase to Goodwill.

Snyder's-Lance
Cash	$21
Accounts receivable	220
Inventories	219
Other current assets	32
Plant assets	696
Goodwill	3,006
Other intangible assets	2,761
Other assets	65
Short-term debt	(1)
Accounts payable	(124)
Accrued liabilities	(115)
Deferred taxes	(597)
Other liabilities	(24)
Noncontrolling interest	(47)
Total assets acquired and liabilities assumed	$6,112
The identifiable intangible assets of Snyder's-Lance consist of:

	Type	Life in Years			Value
Trademarks	Non-amortizable	Indefinite			$1,997
Customer relationships	Amortizable	15	to	22	756
Other	Amortizable	1.5			8
Total identifiable intangible assets					$2,761
The acquisition of Snyder's-Lance contributed $554 to Net sales from July 30, 2018, through October 28, 2018. The contribution to Net earnings was a loss of $6 from July 30, 2018, through October 28, 2018, including restructuring charges, cost savings initiatives and interest expense on the debt to finance the acquisition.
The acquisition of Pacific Foods contributed $69 to Net sales and $3 to Net earnings from July 30, 2018, through October 28, 2018.

The following unaudited summary information is presented on a consolidated pro forma basis as if the Snyder's-Lance and Pacific Foods acquisitions had occurred on August 1, 2016:

Three Months Ended
October 29, 2017
Net sales	$2,808
Net earnings attributable to Campbell Soup Company	$189
Net earnings per share attributable to Campbell Soup Company - basic	$.63
Net earnings per share attributable to Campbell Soup Company - assuming dilution	$.63
The pro forma amounts include additional interest expense on the debt issued to finance the purchases, amortization and depreciation expense based on the estimated fair value and useful lives of intangible assets and plant assets, and related tax effects. The pro forma results are not necessarily indicative of the combined results had the Snyder's-Lance and Pacific Foods acquisitions been completed on August 1, 2016, nor are they indicative of future combined results. The pro forma results for the three-month period ended October 29, 2017 do not include certain transaction costs, amortization of the acquisition date fair value adjustment to inventories, or a gain on treasury rate lock contracts, as all of these would be reflected in the three-month period ended October 30, 2016, had the acquisitions occurred on August 1, 2016.

4.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

	Foreign Currency Translation Adjustments(1)	Gains (Losses) on Cash Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at July 30, 2017	$(84)	$(22)	$53	$(53)
Other comprehensive income (loss) before reclassifications	(32)	7	—	(25)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2)	(5)	(7)
Net current-period other comprehensive income (loss)	(32)	5	(5)	(32)
Balance at October 29, 2017	$(116)	$(17)	$48	$(85)
Balance at July 29, 2018	$(154)	$(4)	$40	$(118)
Cumulative effect of a change in accounting principle(4)	2	(3)	10	9
Other comprehensive income (loss) before reclassifications	(43)	—	—	(43)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	(5)	(4)
Net current-period other comprehensive income (loss)	(43)	1	(5)	(47)
Balance at October 28, 2018	$(195)	$(6)	$45	$(156)
_____________________________________

(1)	Included a tax expense of $4 as of October 28, 2018, and $6 as of July 29, 2018, October 29, 2017, and July 30, 2017.

(2)	Included a tax benefit of $1 as of October 28, 2018, $4 as of July 29, 2018, $10 as of October 29, 2017, and $12 as of July 30, 2017.

(3)	Included a tax expense of $13 as of October 28, 2018, $25 as of July 29, 2018, $28 as of October 29, 2017, and $30 as of July 30, 2017.

(4)	Reflects the adoption of the FASB guidance on stranded tax effects. See Note 2 for additional information.
Amounts related to noncontrolling interests were not material.

The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	October 28, 2018	October 29, 2017	Location of (Gain) Loss Recognized in Earnings
(Gains) losses on cash flow hedges:
Foreign exchange forward contracts	$—	$(2)	Cost of products sold
Forward starting interest rate swaps	1	—	Interest expense
Total before tax	1	(2)
Tax expense (benefit)	—	—
(Gain) loss, net of tax	$1	$(2)

Pension and postretirement benefit adjustments:
Prior service credit	$(7)	$(7)	Other expenses / (income)
Tax expense (benefit)	2	2
(Gain) loss, net of tax	$(5)	$(5)

5.	Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill by business segment:

	Meals and Beverages	Global Biscuits and Snacks	Campbell Fresh(1)	Total
Net balance at July 29, 2018	$978	$3,602	$—	$4,580
Changes in preliminary purchase price allocation	—	140	—	140
Foreign currency translation adjustment	(1)	(30)	—	(31)
Net balance at October 28, 2018	$977	$3,712	$—	$4,689
_____________________________________

(1)
The balance of goodwill is reflected net of accumulated impairment charges of $837 as of October 28, 2018 and July 29, 2018, respectively, related to the Bolthouse Farms carrot and carrot ingredients reporting unit, the deli reporting unit, and the Bolthouse Farms refrigerated beverages and salad dressings reporting unit.

During the three-month period ended October 28, 2018, we made changes in the preliminary allocation of the purchase price of the Snyder's-Lance acquisition which resulted in a change in goodwill of $140 in the Global Biscuits and Snacks segment. See Note 3 for additional information.
Intangible Assets
The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

Intangible Assets	October 28, 2018	July 29, 2018
Amortizable intangible assets
Customer relationships	$1,063	$1,116
Technology	40	40
Other	42	43
Total gross amortizable intangible assets	$1,145	$1,199
Accumulated amortization	(140)	(126)
Total net amortizable intangible assets	$1,005	$1,073
Non-amortizable intangible assets
Trademarks	2,986	3,123
Total net intangible assets	$3,991	$4,196

Non-amortizable intangible assets consist of trademarks, which include Snyder's of Hanover, Lance, Kettle Brand, Pace, Pacific Foods, Snack Factory, Cape Cod, Bolthouse Farms, Plum, Kjeldsens, and Garden Fresh Gourmet. Other amortizable intangible assets consist of recipes, non-compete agreements, trademarks, patents and distributor relationships.
Amortization of intangible assets was $15 and $4 for three-month periods ended October 28, 2018 and October 29, 2017, respectively. Amortization expense for the next 5 years is estimated to be $62 in 2019, $58 in 2020, $57 in 2021 and $56 in 2022 and 2023. Asset useful lives range from 2 to 22 years.

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

•
Global Biscuits and Snacks segment represents an aggregation of the following operating segments: U.S. snacks operating segment, which includes Pepperidge Farm cookies, crackers, bakery and frozen products in U.S. retail, and Snyder’s-Lance pretzels, sandwich crackers, potato chips, tortilla chips and other snacking products in the U.S. and Europe; and the international biscuits and snacks operating segment, which includes Arnott’s biscuits in Australia and Asia Pacific, Kelsen cookies globally, the simple meals and shelf-stable beverages business in Australia and Asia Pacific; and

•
Campbell Fresh segment includes Bolthouse Farms fresh carrots, carrot ingredients, refrigerated beverages and refrigerated salad dressings; Garden Fresh Gourmet salsa, hummus, dips and tortilla chips; and the U.S. refrigerated soup business.

Through the fourth quarter of 2018, our simple meals and shelf-stable beverage business in Latin America was managed as part of the Global Biscuits and Snacks segment. Beginning in 2019, our business in Latin America is managed as part of the Meals and Beverages segment. Segment results have been adjusted retrospectively to reflect this change.
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

	Three Months Ended
	October 28, 2018	October 29, 2017
Net sales
Meals and Beverages	$1,244	$1,239
Global Biscuits and Snacks	1,218	688
Campbell Fresh	232	234
Total	$2,694	$2,161

	Three Months Ended
	October 28, 2018	October 29, 2017
Earnings before interest and taxes
Meals and Beverages	$294	$331
Global Biscuits and Snacks	154	117
Campbell Fresh	(3)	(6)
Corporate(1)	(76)	(28)
Restructuring charges(2)	(19)	(2)
Total	$350	$412
_______________________________________

(1)
Represents unallocated items. Pension and postretirement benefit mark-to-market adjustments are included in Corporate. There were gains of $14 in the three-month period ended October 29, 2017. Costs related to cost savings initiatives were $27 and $17 in the three-month periods ended October 28, 2018, and October 29, 2017, respectively. A U.S. refrigerated soup plant asset impairment charge of $14 was included in the three-month period ended October 28, 2018. See Note 13 for additional information.

(2)	See Note 7 for additional information.
Our global net sales based on product categories are as follows:

	Three Months Ended
	October 28, 2018	October 29, 2017
Net sales
Soup	$789	$807
Snacks	1,209	677
Other simple meals	431	435
Beverages	265	242
Total	$2,694	$2,161
Soup includes various soup, broths and stock products. Snacks include cookies, pretzels, crackers, biscuits, popcorn, nuts, potato chips, tortilla chips and other salty snacks and baked products. Other simple meals include sauces, carrot products, refrigerated salad dressings, refrigerated salsa, hummus, dips and Plum foods and snacks.

7.	Restructuring Charges and Cost Savings Initiatives
2015 Initiatives and Snyder's-Lance Cost Transformation Program and Integration
In fiscal 2015, we implemented initiatives to reduce costs and to streamline our organizational structure. As part of these initiatives, we commenced a voluntary employee separation program available to certain U.S.-based salaried employees nearing retirement who met age, length-of-service and business unit/function criteria.
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
Cost estimates, as well as timing for certain activities, are continuing to be developed.

A summary of the restructuring charges and charges recorded in Administrative expenses, Cost of products sold, and Marketing and selling expenses related to both programs is as follows:

	Three Months Ended
	October 28, 2018	October 29, 2017	Recognized as of October 28, 2018(1)
Restructuring charges	$19	$2	$236
Administrative expenses	13	12	218
Cost of products sold	12	5	61
Marketing and selling expenses	2	—	5
Total pre-tax charges	$46	$19	$520
_______________________________________

(1)	Includes $13 of Restructuring charges and $12 of Administrative expenses associated with the Snyder's-Lance cost transformation program and integration recognized in 2018.
A summary of the pre-tax costs associated with both programs is as follows:

Recognized as of October 28, 2018
Severance pay and benefits(1)	$212
Asset impairment/accelerated depreciation	58
Implementation costs and other related costs(2)	250
Total	$520
_______________________________________

(1)	Includes $13 of charges associated with the Snyder's-Lance cost transformation program and integration recognized in 2018.

(2)	Includes $12 of charges associated with the Snyder's-Lance cost transformation program and integration recognized in 2018.
The total estimated pre-tax costs for actions that have been identified under both programs are approximately $640 to $685 and we expect to incur substantially all of the costs through 2020. This estimate will be updated as costs for the expanded initiatives are developed.
We expect the costs for actions that have been identified to date under both programs to consist of the following: approximately $220 in severance pay and benefits; approximately $95 in asset impairment and accelerated depreciation; and approximately $325 to $370 in implementation costs and other related costs.We expect these pre-tax costs to be associated with our segments as follows: Meals and Beverages - approximately 40%; Global Biscuits and Snacks - approximately 36%; Campbell Fresh - approximately 2%; and Corporate - approximately 22%.
Of the aggregate $640 to $685 of pre-tax costs identified to date, we expect approximately $535 to $580 will be cash expenditures. In addition, we expect to invest approximately $355 in capital expenditures through 2021 primarily related to the U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, optimization of the Snyder’s-Lance warehouse and distribution network, insourcing of manufacturing for certain simple meal products and optimization of information technology infrastructure and applications, of which we invested approximately $145 as of October 28, 2018.

A summary of the restructuring activity and related reserves associated with both programs at October 28, 2018, is as follows:

	Severance Pay and Benefits	Implementation Costs and Other Related Costs(3)	Asset Impairment/Accelerated Depreciation	Total Charges
Accrued balance at July 29, 2018(1)	$46
2019 charges	19	14	13	$46
2019 cash payments	(6)
Accrued balance at October 28, 2018(2)	$59
_______________________________________

(1)
Includes $24 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet, $1 of which is associated with the Snyder's-Lance cost transformation program and integration. Of total accrued balance, $9 is associated with the Snyder's-Lance cost transformation program and integration.

(2)	Includes $20 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.

(3)
Includes other costs recognized as incurred that are not reflected in the restructuring reserve in the Consolidated Balance Sheets. The costs are included in Administrative expenses, Cost of products sold, and Marketing and selling expenses in the Consolidated Statements of Earnings.

Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

	October 28, 2018
	Three Months Ended	Costs Incurred to Date(1)
Meals and Beverages	$23	$201
Global Biscuits and Snacks	9	185
Campbell Fresh	3	14
Corporate	11	120
Total	$46	$520
_______________________________________

(1)	Includes $25 of pre-tax costs associated with the Global Biscuits and Snacks segment recognized in 2018 related to the Snyder's-Lance cost transformation program and integration.

8.	Earnings per Share (EPS)
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. The earnings per share calculation for the three-month period ended October 28, 2018, excludes approximately 2 million stock options that would have been antidilutive. The earnings per share calculation for the three-month period ended October 29, 2017, excludes approximately 1 million stock options that would have been antidilutive.

9.	Noncontrolling Interests
We own a 60% controlling interest in a joint venture formed with Swire Pacific Limited to support our soup and broth business in China and a 70% controlling interest in a Malaysian food products manufacturing company. We also own a 99.8% interest in Acre Venture Partners, L.P. (Acre), a limited partnership formed to make venture capital investments in innovative new companies in food and food-related industries. See Note 12 for additional information.
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

10.	Pension and Postretirement Benefits
Components of net benefit expense (income) were as follows:

	Three Months Ended
	Pension		Postretirement
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Service cost	$5	$6	$—	$—
Interest cost	21	19	2	2
Expected return on plan assets	(36)	(36)	—	—
Amortization of prior service credit	—	—	(7)	(7)
Net periodic benefit income	$(10)	$(11)	$(5)	$(5)
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
Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We did not have credit-risk-related contingent features in our derivative instruments as of October 28, 2018, or July 29, 2018.
We are also exposed to credit risk from our customers. During 2018, our largest customer accounted for approximately 18% of consolidated net sales. Our five largest customers accounted for approximately 38% of our consolidated net sales in 2018.
We closely monitor credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk related to our international operations, including non-functional currency intercompany debt and net investments in subsidiaries. We are also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. Principal currencies hedged include the Canadian dollar, Australian dollar and U.S. dollar. We utilize foreign exchange forward purchase and sale contracts, as well as cross-currency swaps, to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. To hedge currency exposures related to intercompany debt, we enter into foreign exchange forward purchase and sale contracts, as well as cross-currency swap contracts, for periods consistent with the underlying debt. The notional amount of foreign exchange forward contracts accounted for as cash-flow hedges was $77 at October 28, 2018, and $104 at July 29, 2018. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings on the same line item and the same period in which the underlying hedged transaction affects earnings. The notional amount of foreign exchange forward contracts that are not designated as accounting hedges was $143 and $140 at October 28, 2018, and July 29, 2018, respectively. There were no cross-currency swap contracts outstanding as of October 28, 2018, or July 29, 2018.
Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. We manage our exposure to interest rate volatility on future debt issuances by entering into forward starting interest rate swaps or treasury rate lock contracts to lock in the rate on the interest payments related to the anticipated debt issuances. The contracts are either designated as cash-flow hedging instruments or are undesignated. The effective portion of the changes in fair value on designated instruments is recorded in other comprehensive income (loss) and reclassified into the Consolidated Statements of Earnings over the life of the debt. The change in fair value on undesignated instruments is recorded in interest expense. There were no forward starting interest rate swaps or treasury rate lock contracts outstanding as of October 28, 2018, or July 29, 2018.
Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, soybean oil, diesel fuel, aluminum, cocoa, soybean meal, corn, butter, and cheese, which impact the cost of raw materials. Commodity futures, options, and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. There were no commodity contracts accounted for as cash-flow hedges as of October 28, 2018, or July 29, 2018. The notional amount of commodity contracts not designated as accounting hedges was $126 at October 28, 2018, and $118 at July 29, 2018.
In 2017, we entered into a supply contract under which prices for certain raw materials are established based on anticipated volume requirements over a twelve-month period. Certain prices under the contract are based in part on certain component parts of the raw materials that are in excess of our needs or not required for our operations, thereby creating an embedded derivative requiring bifurcation. We net settle amounts due under the contract with our counterparty. The notional value was approximately $12 as of October 28, 2018, and $33 as of July 29, 2018. The fair value was not material as of October 28, 2018, and July 29, 2018. Unrealized gains (losses) and settlements are included in Cost of products sold in our Consolidated Statements of Earnings.
Equity Price Risk
We enter into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of our capital stock, the total return of the Vanguard Institutional Index, and the total return of the Vanguard Total International Stock Index. Under these contracts, we pay variable interest rates and receive from the counterparty either: the total return on our capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index; or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index. These contracts were not designated as hedges for accounting purposes. We enter into these contracts for periods typically not exceeding 12 months. The notional amounts of the contracts were $41 as of October 28, 2018, and July 29, 2018.

The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of October 28, 2018, and July 29, 2018:

	Balance Sheet Classification	October 28, 2018	July 29, 2018
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$1	$1
Total derivatives designated as hedges		$1	$1
Derivatives not designated as hedges:
Commodity derivative contracts	Other current assets	$4	$5
Deferred compensation derivative contracts	Other current assets	—	1
Foreign exchange forward contracts	Other current assets	4	3
Total derivatives not designated as hedges		$8	$9
Total asset derivatives		$9	$10

	Balance Sheet Classification	October 28, 2018	July 29, 2018
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$2	$2
Total derivatives designated as hedges		$2	$2
Derivatives not designated as hedges:
Commodity derivative contracts	Accrued liabilities	$4	$3
Deferred compensation derivative contracts	Accrued liabilities	3	—
Commodity derivative contracts	Other liabilities	—	1
Total derivatives not designated as hedges		$7	$4
Total liability derivatives		$9	$6
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of October 28, 2018, and July 29, 2018, would be adjusted as detailed in the following table:

	October 28, 2018			July 29, 2018
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$9	$(5)	$4	$10	$(3)	$7
Total liability derivatives	$9	$(5)	$4	$6	$(3)	$3
We are required to maintain cash margin accounts in connection with funding the settlement of open positions for exchange-traded commodity derivative instruments. At October 28, 2018, and July 29, 2018, a cash margin account balance of $5 and $2, respectively, was included in Other current assets in the Consolidated Balance Sheets.

The following tables show the effect of our derivative instruments designated as cash-flow hedges for the three-month periods ended October 28, 2018, and October 29, 2017, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-Flow Hedge OCI Activity
Derivatives Designated as Cash-Flow Hedges		October 28, 2018	October 29, 2017
OCI derivative gain (loss) at beginning of year		$(8)	$(34)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		—	6
Forward starting interest rate swaps		—	3
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	—	(2)
Forward starting interest rate swaps	Interest expense	1	—
OCI derivative gain (loss) at end of quarter		$(7)	$(27)
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a gain of $1. The ineffective portion and amount excluded from effectiveness testing were not material.
The following table shows the effects of our derivative instruments not designated as hedges for the three-month periods ended October 28, 2018, and October 29, 2017, in the Consolidated Statements of Earnings:

		Amount of (Gain) Loss Recognized in Earnings on Derivatives
Derivatives not Designated as Hedges	Location of (Gain) Loss Recognized in Earnings	October 28, 2018	October 29, 2017
Foreign exchange forward contracts	Other expenses / (income)	$—	$(1)
Commodity derivative contracts	Cost of products sold	1	2
Deferred compensation derivative contracts	Administrative expenses	3	(1)
Total (gain) loss at end of quarter		$4	$—

12.	Variable Interest Entity
In February 2016, we agreed to make a capital commitment subject to certain qualifications of up to $125 to Acre, a limited partnership formed to make venture capital investments in innovative new companies in food and food-related industries. Acre is managed by its general partner, Acre Ventures GP, LLC, which is independent of us. We are the sole limited partner of Acre and own a 99.8% interest. Our share of earnings (loss) is calculated according to the terms of the partnership agreement. Acre is a VIE. We have determined that we are the primary beneficiary. Therefore, we consolidate Acre and account for the third party ownership as a noncontrolling interest. Through October 28, 2018, we funded $81 of the capital commitment. On August 29, 2018, we provided notice of termination of the investment period and have no obligation to make any further capital contributions to Acre for new investments, but are required to pay obligations made prior to the notice of termination, the management fee and permitted partnership expenses.
Acre elected the fair value option to account for qualifying investments to more appropriately reflect the value of the investments in the financial statements. The investments were $68 and $77 as of October 28, 2018, and July 29, 2018, respectively, and are included in Other assets on the Consolidated Balance Sheets. Changes in the fair values of investments for which the fair value option was elected are included in Other expenses / (income) on the Consolidated Statements of Earnings. Current assets and liabilities of Acre were not material as of October 28, 2018, or July 29, 2018.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our financial assets and liabilities that are measured at fair value on a recurring basis as of October 28, 2018, and July 29, 2018, consistent with the fair value hierarchy:

	Fair Value as of October 28, 2018	Fair Value Measurements at October 28, 2018 Using Fair Value Hierarchy			Fair Value as of July 29, 2018	Fair Value Measurements at July 29, 2018 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts(1)	$5	$—	$5	$—	$4	$—	$4	$—
Commodity derivative contracts(2)	4	3	1	—	5	5	—	—
Deferred compensation derivative contracts(3)	—	—	—	—	1	—	1	—
Deferred compensation investments(4)	5	5	—	—	6	6	—	—
Fair value option investments(5)	68	—	—	68	77	—	—	77
Total assets at fair value	$82	$8	$6	$68	$93	$11	$5	$77

	Fair Value as of October 28, 2018	Fair Value Measurements at October 28, 2018 Using Fair Value Hierarchy			Fair Value as of July 29, 2018	Fair Value Measurements at July 29, 2018 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange forward contracts(1)	$2	$—	$2	$—	$2	$—	$2	$—
Commodity derivative contracts(2)	4	3	1	—	4	3	1	—
Deferred compensation derivative contracts(3)	3	—	3	—	—	—	—	—
Deferred compensation obligation(4)	102	102	—	—	108	108	—	—
Total liabilities at fair value	$111	$105	$6	$—	$114	$111	$3	$—
___________________________________

(1)	Based on observable market transactions of spot currency rates and forward rates.

(2)	Based on quoted futures exchanges and on observable prices of transactions in the marketplace.

(3)	Based on LIBOR and equity index swap rates.

(4)	Based on the fair value of the participants’ investments.

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
The following table summarizes the changes in fair value of Level 3 investments for the three-month periods ended October 28, 2018, and October 29, 2017:

	Three Months Ended
	October 28, 2018	October 29, 2017
Fair value at beginning of year	$77	$49
Gains / (losses)	(9)	2
Purchases	—	5
Fair value at end of quarter	$68	$56
Items Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, we are also required to measure certain items at fair value on a nonrecurring basis. In the first quarter of 2019, we recognized an impairment charge of $14 to reduce the fair value of U.S. refrigerated soup plant assets to $38. Fair value was determined based on unobservable Level 3 inputs based on projected cash flows associated with the asset group that include significant management assumptions, including expected proceeds.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, excluding the current portion of long-term debt, approximate fair value.
Cash equivalents of $13 at October 28, 2018, and $14 at July 29, 2018, represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of long-term debt, including the current portion of long-term debt in Short-term borrowings, was $8,040 at October 28, 2018, and $8,347 at July 29, 2018. The carrying value was $8,391 at October 28, 2018, and $8,595 at July 29, 2018. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.

14.	Share Repurchases
In March 2017, the Board authorized a share repurchase program to purchase up to $1,500. The program has no expiration date, but it may be suspended or discontinued at any time. In addition to this publicly announced program, we have a separate Board authorization to purchase shares to offset the impact of dilution from shares issued under our stock compensation plans. We suspended our share repurchases as of the second quarter of 2018. Approximately $1,296 remained available under the March 2017 program as of October 28, 2018. During the three-month period ended October 29, 2017, we repurchased 2 million shares at a cost of $86.

15.	Stock-based Compensation
We provide compensation benefits by issuing stock options, unrestricted stock and restricted stock units (including time-lapse restricted stock units, EPS performance restricted stock units, total shareholder return (TSR) performance restricted stock units, and free cash flow (FCF) performance restricted stock units). In 2019, we issued stock options, time-lapse restricted stock units, TSR performance restricted stock units and FCF performance restricted stock units. We have not issued EPS performance restricted stock units in 2019.
Total pre-tax stock-based compensation expense and tax-related benefits recognized in the Consolidated Statements of Earnings were as follows:

	Three Months Ended
	October 28, 2018	October 29, 2017
Total pre-tax stock-based compensation expense	$14	$14
Tax-related benefits	$3	$5

The following table summarizes stock option activity as of October 28, 2018:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)
Outstanding at July 29, 2018	1,537	$50.36
Granted	264	$36.60
Exercised	—	$—
Terminated	(74)	$49.05
Outstanding at October 28, 2018	1,727	$48.31	7.6	$—
Exercisable at October 28, 2018	1,035	$50.88	6.6	$—
No options were exercised during the three-month period ended October 29, 2017. We measure the fair value of stock options using the Black-Scholes option pricing model. The expected term of options granted was based on the weighted average time of vesting and the end of the contractual term. We utilized this simplified method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.
The assumptions and grant-date fair values for grants in 2019 and 2018 were as follows:

	2019	2018
Risk-free interest rate	2.99%	2.06%
Expected dividend yield	3.78%	2.95%
Expected volatility	25.98%	19.60%
Expected term	6 years	6 years
Grant-date fair value	$6.77	$6.67
We expense stock options on a straight-line basis over the vesting period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of October 28, 2018, total remaining unearned compensation related to nonvested stock options was $2, which will be amortized over the weighted-average remaining service period of 1.4 years.
The following table summarizes time-lapse restricted stock units and EPS performance restricted stock units as of October 28, 2018:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 29, 2018	1,652	$47.01
Granted	1,134	$36.38
Vested	(522)	$50.10
Forfeited	(94)	$43.03
Nonvested at October 28, 2018	2,170	$40.88
We determine the fair value of time-lapse restricted stock units and EPS performance restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. We expense EPS performance restricted stock units on a graded-vesting basis, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. There were 66 thousand EPS performance target grants outstanding at October 28, 2018, with a weighted-average grant-date fair value of $49.10. The actual number of EPS performance restricted stock units issued at the vesting date could range from 0% to 100% of the initial grant, depending on actual performance achieved. We estimate expense based on the number of awards expected to vest.
As of October 28, 2018, total remaining unearned compensation related to nonvested time-lapse restricted stock units and EPS performance restricted stock units was $60, which will be amortized over the weighted-average remaining service period of 2.0 years. The fair value of restricted stock units vested during the three-month periods ended October 28, 2018, and October 29,

2017, was $19, and $29, respectively. The weighted-average grant-date fair value of the restricted stock units granted during the three-month period ended October 29, 2017, was $46.88.
In 2019, we issued approximately 351 thousand FCF performance restricted stock units for which vesting is contingent upon the achievement of free cash flow (defined as Net cash provided by operating activities less capital expenditures and certain investing and financing activities) compared to annual operating plan objectives over a three-year period. An annual objective will be established each fiscal year for three consecutive years. Performance against these objectives will be averaged at the end of the three-year period to determine the number of underlying units that will vest at the end of the three years. The actual number of FCF performance restricted stock units issued at the vesting date could range from 0% to 200% of the initial grant depending on actual performance achieved. The fair value of FCF performance restricted stock units will be based upon the quoted price of our stock at the date of grant. We will expense FCF performance restricted stock units over the requisite service period of each objective.
The following table summarizes TSR performance restricted stock units as of October 28, 2018:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 29, 2018	1,664	$46.66
Granted	351	$31.21
Vested	—	$—
Forfeited	(629)	$58.39
Nonvested at October 28, 2018	1,386	$37.41
We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation. Assumptions used in the Monte Carlo simulation were as follows:

	2019	2018
Risk-free interest rate	2.84%	1.58%
Expected dividend yield	3.78%	2.95%
Expected volatility	24.32%	19.07%
Expected term	3 years	3 years
We recognize compensation expense on a straight-line basis over the service period. As of October 28, 2018, total remaining unearned compensation related to TSR performance restricted stock units was $25, which will be amortized over the weighted-average remaining service period of 2.1 years. In the first quarter of 2019, recipients of TSR performance restricted stock units earned 0% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 27, 2018. In the first quarter of 2018, recipients of TSR performance restricted stock units earned 125% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 28, 2017. As a result, approximately 160 thousand additional shares were awarded. The fair value of TSR performance restricted stock units vested during the three-month period ended October 29, 2017, was $38. The grant-date fair value of the TSR performance restricted stock units granted during 2018 was $39.39.
The excess tax deficiencies of $2 in the three-month period ended October 28, 2018, and the excess tax benefits of $5 in the three-month period ended October 29, 2017, on vested restricted stock were presented as cash flows from operating activities.

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
Three purported shareholder class action lawsuits (collectively, the Actions) have been filed in the United States District Court for the District of New Jersey against the company, Denise Morrison (the company's former Chief Executive Officer), and Anthony DiSilvestro (the company's Chief Financial Officer). The Actions, captioned Marisa Marder et al v. Campbell Soup Company et al., Civ. No. 1:18-cv-14385-NLH-JS, Michael Bankalter et al. v. Campbell Soup Company et al., Civ. No. 1:18-cv-15694-NLH-JS, and Charles W. Clayton et al. v. Campbell Soup Company et al., Civ. No. 1:18-cv-16476, were filed on September 28, 2018, November 5, 2018, and November 27, 2018, respectively.  The complaints in the Marder and Bankalter actions allege that, in public statements between August 31, 2017, and May 18, 2018, the defendants made materially false and misleading statements and/or failed to disclose material information about the company's business, operations, prospects and/or compliance policies, specifically with regard to the Campbell Fresh segment. The complaint in the Clayton action asserts similar allegations regarding public statements made between February 17, 2017 and May 18, 2018. The plaintiffs seek unspecified monetary damages and other relief. We intend to vigorously defend against the Actions.
We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated as of October 28, 2018. While the potential future charges could be material in a particular quarter or annual period, based on information currently known by us, we do not believe any such charges are likely to have a material adverse effect on our consolidated results of operations or financial condition.

17.	Supplemental Financial Statement Data
Balance Sheets

	October 28, 2018	July 29, 2018
Inventories
Raw materials, containers and supplies	$504	$478
Finished products	722	721
Total	$1,226	$1,199
Statements of Earnings

	Three Months Ended
	October 28, 2018	October 29, 2017
Other expenses / (income)
Amortization of intangible assets	$15	$4
Net periodic benefit income other than the service cost	(20)	(42)
Investment losses	9	8
Other	—	1
Total	$4	$(29)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
This Management's Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements in "Part I - Item 1. Financial Statement;" our Form 10-K for the year ended July 29, 2018, including but not limited to "Part I - Item 1A. Risk Factors" and "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."
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
In August 2018, we announced the results of our comprehensive Board of Directors-led strategy and portfolio review. The Board of Directors concluded, at this time, the best path forward is to: optimize our portfolio and focus on our core businesses with an emphasis on execution; divest certain non-core businesses in order to focus the company, while significantly paying down debt; and increase our cost savings initiatives, while driving improved asset efficiency. Following the review, we commenced plans to pursue the divestiture of businesses within two operating segments: our international biscuits and snacks operating segment, which includes Arnott’s, Kelsen and our operations in Indonesia, Malaysia, Hong Kong and Japan; and the Campbell Fresh operating segment, which includes Bolthouse Farms, Garden Fresh Gourmet and the U.S. refrigerated soup business. The international biscuits and snacks operating segment and the Campbell Fresh operating segment combined represent approximately $2.1 billion in net sales in 2018. We expect to use the proceeds from these divestitures to reduce debt.
Through the fourth quarter of 2018, our simple meals and shelf-stable beverage business in Latin America was managed as part of the Global Biscuits and Snacks segment. Beginning in 2019, our business in Latin America is managed as part of the Meals and Beverages segment. Segment results have been adjusted retrospectively to reflect this change.
Summary of Results
This Summary of Results provides significant highlights from the discussion and analysis that follows.

•
Net sales increased 25% in 2019 to $2.694 billion, primarily due to a 29-point benefit from the acquisitions of Snyder's-Lance and Pacific Foods. Excluding the acquisitions, net sales declined due to higher promotional spending, including a 1-point negative impact from the adoption of new accounting guidance for revenue recognition and increased promotional spending in U.S soup, lower volume and the negative impact from currency translation. See Note 2 to the Consolidated Financial Statements for additional information on the adoption of new accounting guidance for revenue recognition.

•
Gross profit, as a percent of sales, decreased to 30.6% from 36.2% a year ago. The decrease was primarily due to cost inflation and higher supply chain costs, the dilutive impact of acquisitions and higher promotional spending, partially offset by productivity improvements.

•
Marketing and selling expenses increased 13% to $248 million from $219 million a year ago. The increase was primarily due to the impact of acquisitions, partially offset by lower advertising and consumer promotion expenses within Meals and Beverages.

•
Administrative expenses increased 18% to $176 million from $149 million a year ago. The increase was primarily due to the impact of acquisitions and costs associated with the proxy contest in the current year.

•
Other expenses / (income) increased to expense of $4 million in 2019 from income of $29 million in 2018, primarily due to gains of $14 million on pension and postretirement benefit mark-to-market adjustments in the prior year and higher amortization of intangible assets from the recent acquisitions in the current year.

•	Interest expense increased to $94 million from $31 million primarily due to higher levels of debt associated with funding the acquisitions discussed above.

•
The effective tax rate declined to 24.5% in 2019 from 28.0% in 2018, primarily due to to the lower U.S. federal tax rate as a result of the Tax Cuts and Jobs Act of 2017 (the Act), partially offset by the favorable resolution of a state tax matter in 2018.

•
Earnings per share were $.64 in 2019, compared to $.91 a year ago. The impact of the adoption new accounting guidance for revenue recognition was a reduction of $.04 per share in the current year. The current and prior year included expenses of $.15 and $.01 per share, respectively, from items impacting comparability as discussed below.

•
Cash flows from operations were $231 million in 2019, compared to $188 million in 2018. The increase was primarily due to lower working capital requirements and lower payments on hedging activities, partially offset by lower cash earnings.

Net Earnings attributable to Campbell Soup Company
The following items impacted the comparability of earnings and earnings per share:

•
In 2015, we implemented initiatives to reduce costs and to streamline our organizational structure. In 2017, we expanded these cost savings initiatives by further optimizing our supply chain network, primarily in North America, continuing to evolve our operating model to drive efficiencies, and more fully integrating our recent acquisitions. In January 2018, as part of the expanded initiatives, we authorized additional costs to improve the operational efficiency of our thermal supply chain network in North America by closing our manufacturing facility in Toronto, Ontario, and to optimize our information technology infrastructure by migrating certain applications to the latest cloud technology platform. In August 2018, we announced that we will continue to streamline our organization, expand our zero-based budgeting efforts and optimize our manufacturing network. Beginning in 2019, we included costs associated with the Snyder's-Lance cost transformation program and integration with these initiatives. In the first quarter of 2019, we recorded a pre-tax restructuring charge of $19 million and implementation costs and other related costs of $13 million in Administrative expenses, $12 million in Cost of products sold, and $2 million in Marketing and selling expenses (aggregate impact of $35 million after tax, or $.12 per share). In the first quarter of 2018, we recorded a pre-tax restructuring charge of $2 million and implementation costs and other related costs of $12 million in Administrative expenses and $5 million in Cost of products sold (aggregate impact of $12 million after tax, or $.04 per share) related to these initiatives. See Note 7 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information;

•
In the first quarter of 2019, we recorded a non-cash impairment charge of $14 million in Cost of products sold ($11 million after tax, or $.04 per share) on our U.S. refrigerated soup plant assets; and

•
In the first quarter of 2018, we recognized gains of $14 million in Other expenses / (income) ($9 million after tax, or $.03 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans.

The items impacting comparability are summarized below:

	Three Months Ended
	October 28, 2018		October 29, 2017
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to Campbell Soup Company	$194	$.64	$275	$.91

Restructuring charges, implementation costs and other related costs	$(35)	$(.12)	$(12)	$(.04)
Impairment charge	(11)	(.04)	—	—
Pension and postretirement benefit mark-to-market adjustments	—	—	9.03
Impact of items on Net earnings(1)	$(46)	$(.15)	$(3)	$(.01)
__________________________________________

(1)	Sum of the individual amounts does not add due to rounding.
Net earnings attributable to Campbell Soup Company were $194 million ($.64 per share) in 2019, compared to $275 million ($.91 per share) in 2018. After adjusting for items impacting comparability, earnings decreased primarily due to declines in earnings before interest and taxes in the base business, including the impact of the new accounting guidance for revenue recognition, partially offset by a lower effective tax rate. Excluding items impacting comparability, the acquisitions had no impact on earnings.

DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Three Months Ended
(Millions)	October 28, 2018	October 29, 2017	% Change
Meals and Beverages	$1,244	$1,239	—%
Global Biscuits and Snacks	1,218	688	77%
Campbell Fresh	232	234	(1)%
	$2,694	$2,161	25%
An analysis of percent change of net sales by reportable segment follows:

	Meals and Beverages(2)	Global Biscuits and Snacks(2)	Campbell Fresh	Total
Volume and Mix	(2)%	(1)%	(1)%	(1)%
Price and Sales Allowances	—	1	—	—
Increased Promotional Spending(1)	(3)	(1)	—	(2)
Currency	—	(2)	—	(1)
Acquisitions	6	81	—	29
	—%	77%	(1)%	25%
__________________________________________

(1)
Represents revenue reductions from trade promotion and consumer coupon redemption programs. The adoption of new accounting guidance for revenue recognition resulted in increased promotional spending of 1 point on Net sales.

(2)	Sum of the individual amounts does not add due to rounding.
In Meals and Beverages, sales were comparable to the prior year as the benefit of the acquisition of Pacific Foods and gains in V8 beverages were offset by declines in U.S. soup, the retail business in Canada and Prego pasta sauces. The adoption of new accounting guidance for revenue recognition had a negative 1-point impact on sales. Excluding Pacific Foods and the impact of the adoption of the new revenue recognition guidance, sales of U.S. soup declined 6% due to declines in ready-to-serve soups and condensed soups, partly offset by gains in broth. The decline in U.S. soup was driven primarily by continued competitive pressure across the market and increased promotional spending.
In Global Biscuits and Snacks, sales increased 77% with an 81-point benefit from the acquisition of Snyder’s-Lance. Excluding Snyder’s-Lance, sales decreased primarily due to the negative impact of currency translation and declines in Kelsen cookies in the U.S. Sales of Goldfish crackers increased slightly. Sales of Goldfish crackers were negatively impacted due to the voluntary product recall of flavor-blasted Goldfish crackers in July 2018.
In Campbell Fresh, sales decreased 1% primarily due to declines in refrigerated soup, Garden Fresh Gourmet and Bolthouse Farms refrigerated beverages, partly offset by gains in carrots.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $41 million in 2019 from 2018. As a percent of sales, gross profit was 30.6% in 2019 and 36.2% in 2018.

The 5.6 percentage-point decrease in gross profit percentage was due to the following factors:

Margin Impact
Cost inflation, supply chain costs and other factors(1)	(2.9)
Impact of acquisitions	(1.9)
Higher level of promotional spending(2)	(1.4)
Impairment charge on plant assets	(0.5)
Higher restructuring-related costs	(0.2)
Mix	(0.2)
Price and sales allowances	0.3
Productivity improvements	1.2
(5.6)%
__________________________________________

(1)
Includes a positive margin impact of 0.8 from cost savings initiatives, which was more than offset by cost inflation and other factors, including 0.5 from higher than expected distribution costs associated with the startup of a new distribution facility in Findlay, Ohio, operated by a third-party logistics provider.

(2)	Includes a negative margin impact of 0.5 from the adoption of new revenue recognition guidance.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 9.2% in 2019 compared to 10.1% in 2018. Marketing and selling expenses increased 13% in 2019 from 2018. The increase was primarily due to the impact of acquisitions (approximately 28 percentage points) and higher costs related to costs savings initiatives (approximately 1 percentage point), partially offset by lower advertising and consumer promotion expenses (approximately 11 percentage points); lower selling expenses (approximately 4 percentage points); and the impact of currency translation (approximately 1 percentage point). The reduction in advertising and consumer promotion expenses was primarily in Meals and Beverages, reflecting a reallocation from advertising to promotional spending classified as revenue reductions, reduced support levels in light of distribution challenges faced earlier in the quarter and a later start to our U.S. soup campaign relative to the prior year.
Administrative Expenses
Administrative expenses as a percent of sales were 6.5% in 2019 compared to 6.9% in 2018. Administrative expenses increased 18% in 2019 from 2018. The increase was primarily due to the impact of acquisitions (approximately 15 percentage points) and costs associated with the proxy contest in the current year (approximately 3 percentage points).
Other Expenses / (Income)
Other expenses were $4 million in 2019 compared to Other income of $29 million in 2018. The increase in expenses was due to higher net periodic benefit income in 2018, including gains of $14 million on pension and postretirement benefit mark-to-market adjustments, and an increase in amortization of intangible assets in 2019 associated with recent acquisitions.
Operating Earnings
Segment operating earnings increased 1% in 2019 from 2018.
An analysis of operating earnings by segment follows:

	Three Months Ended		% Change(2)
(Millions)	October 28, 2018	October 29, 2017	2019/2018
Meals and Beverages	$294	$331	(11)%
Global Biscuits and Snacks	154	117	32
Campbell Fresh	(3)	(6)	n/m
	445	442	1%
Corporate	(76)	(28)
Restructuring charges(1)	(19)	(2)
Earnings before interest and taxes	$350	$412
__________________________________________

(1)	See Note 7 to the Consolidated Financial Statements for additional information on restructuring charges.

(2)	n/m - Not meaningful.

Operating earnings from Meals and Beverages decreased 11%. The decrease was primarily due to a lower gross profit percentage, partly offset by lower advertising expenses. Gross profit performance was impacted by cost inflation and increased promotional spending, including the impact from the adoption of new revenue recognition guidance, as well as higher distribution costs associated with the start up of a distribution facility in Findlay, Ohio, operated by a third-party logistics provider.
Operating earnings from Global Biscuits and Snacks increased 32%. The increase reflects a 45-point benefit from the acquisition of Snyder’s-Lance. Excluding Snyder's-Lance, operating earnings declined primarily due to a lower gross profit percentage, reflecting higher levels of cost inflation.
Operating earnings from Campbell Fresh were a loss of $3 million in 2019 compared to a loss of $6 million in 2018. The increase was primarily due to improved operational efficiency on beverages, partly offset by the decline in refrigerated soup volume.
Corporate in 2019 included costs of $27 million related to cost savings initiatives and a non-cash impairment charge of $14 million related to U.S. refrigerated soup plant assets. Corporate in 2018 included a $14 million gain associated with pension and postretirement benefit mark-to-market adjustments and costs of $17 million related to cost savings initiatives. Excluding these amounts, the remaining increase in costs was primarily due to lower pension and postretirement benefit income and costs associated with the proxy contest in the current year.
Interest Expense
Interest expense increased to $94 million in 2019 from $31 million in 2018. The increase in interest expense was due to higher levels of debt associated with funding the acquisitions and higher average interest rates on the debt portfolio.
Taxes on Earnings
The effective tax rate was 24.5% in 2019 and 28.0% in 2018.
The following items impacted the effective rate in 2019 and 2018:

•
In 2019, we recognized an $11 million tax benefit on $46 million of restructuring charges, implementation costs and other related costs. In 2018, we recognized a $7 million tax benefit on $19 million of restructuring charges, implementation costs and other related costs;

•	In 2019, we recognized a $3 million tax benefit on the $14 million impairment charge on the U.S. refrigerated soup plant assets; and

•	In 2018, we recognized tax expense of $5 million on $14 million of pension and postretirement benefit mark-to-market gains.
After adjusting for the items above, the remaining decline in the effective rate was primarily due to the ongoing benefit of the lower U.S. federal tax rate as a result of the Act, partially offset by the favorable resolution of a state tax matter in 2018.
Restructuring Charges and Cost Savings Initiatives
2015 Initiatives and Snyder's-Lance Cost Transformation Program and Integration
In fiscal 2015, we implemented initiatives to reduce costs and to streamline our organizational structure. As part of these initiatives, we commenced a voluntary employee separation program available to certain U.S.-based salaried employees nearing retirement who met age, length-of-service and business unit/function criteria.
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
Cost estimates, as well as timing for certain activities, are continuing to be developed.

A summary of the restructuring charges and charges recorded in Administrative expenses, Cost of products sold, and Marketing and selling expenses related to both programs is as follows:

	Three Months Ended
(Millions, except per share amounts)	October 28, 2018	October 29, 2017	Recognized as of October 28, 2018(1)
Restructuring charges	$19	$2	$236
Administrative expenses	13	12	218
Cost of products sold	12	5	61
Marketing and selling expenses	2	—	5
Total pre-tax charges	$46	$19	$520

Aggregate after-tax impact	$35	$12
Per share impact	$.12	$.04
_______________________________________

(1)	Includes $13 million of Restructuring charges and $12 million of Administrative expenses associated with the Snyder's-Lance cost transformation program and integration recognized in 2018.
A summary of the pre-tax costs associated with both programs is as follows:

(Millions)	Recognized as of October 28, 2018
Severance pay and benefits(1)	$212
Asset impairment/accelerated depreciation	58
Implementation costs and other related costs(2)	250
Total	$520
_______________________________________

(1)	Includes $13 million of charges associated with the Snyder's-Lance cost transformation program and integration recognized in 2018.

(2)	Includes $12 million of charges associated with the Snyder's-Lance cost transformation program and integration recognized in 2018.
The total estimated pre-tax costs for actions that have been identified under both programs are approximately $640 million to $685 million. This estimate will be updated as costs for the expanded initiatives are developed.
We expect the costs for actions that have been identified to date under both programs to consist of the following: approximately $220 million in severance pay and benefits; approximately $95 million in asset impairment and accelerated depreciation; and approximately $325 million to $370 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals and Beverages - approximately 40%; Global Biscuits and Snacks - approximately 36%; Campbell Fresh - approximately 2%; and Corporate - approximately 22%.
Of the aggregate $640 million to $685 million of pre-tax costs identified to date, we expect approximately $535 million to $580 million will be cash expenditures. In addition, we expect to invest approximately $355 million in capital expenditures through 2021 primarily related to the U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, optimization of the Snyder’s-Lance warehouse and distribution network, insourcing of manufacturing for certain simple meal products and optimization of information technology infrastructure and applications, of which we invested approximately $145 million as of October 28, 2018.
We expect to incur substantially all of the costs for the actions that have been identified to date through 2020 and to fund the costs through cash flows from operations and short-term borrowings.

We expect the initiatives for actions that have been identified to date under both programs to generate pre-tax savings of $575 million in 2019, and once all phases are implemented, to generate annual ongoing savings of approximately $945 million by the end of 2022. In the first quarter of 2019, we generated an additional $45 million of pre-tax savings. The annual pre-tax savings generated by both programs were as follows:

	Year Ended
(Millions)	July 29, 2018	July 30, 2017	July 31, 2016	August 2, 2015
Total pre-tax savings	$455	$325	$215	$85
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

	October 28, 2018
(Millions)	Three Months Ended	Costs Incurred to Date(1)
Meals and Beverages	$23	$201
Global Biscuits and Snacks	9	185
Campbell Fresh	3	14
Corporate	11	120
Total	$46	$520
_______________________________________

(1)	Includes $25 million of pre-tax costs associated with the Global Biscuits and Snacks segment recognized in 2018 related to the Snyder's-Lance cost transformation program and integration.
LIQUIDITY AND CAPITAL RESOURCES
We expect foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations; long-term borrowings; short-term borrowings, including commercial paper; credit facilities; and cash and cash equivalents. We believe that our sources of financing will be adequate to meet our future requirements.
In August 2018, we announced the results of our comprehensive Board of Directors-led strategy and portfolio review, which included plans to pursue divesting our international biscuits and snacks operating segment and our Campbell Fresh operating segment. In addition, we are driving improved asset efficiency in working capital and capital expenditures to generate cash. We expect to use the proceeds from these divestitures and cash flow to reduce debt, and improve our leverage ratio over time.
We generated cash flows from operations of $231 million in 2019, compared to $188 million in 2018. The increase in 2019 was primarily due to lower working capital requirements and lower payments on hedging activities, partially offset by lower cash earnings.
Current assets are less than current liabilities as a result of our level of current maturities of long-term debt and short-term borrowings and our focus to lower core working capital requirements by reducing trade receivables and inventories while extending payment terms for accounts payables. We had negative working capital of $1.141 billion as of October 28, 2018, and $1.298 billion as of July 29, 2018. Debt maturing within one year was $1.845 billion as of October 28, 2018, and $1.896 billion as of July 29, 2018.
Capital expenditures were $111 million in 2019 compared to $58 million in 2018. Capital expenditures are expected to total approximately $400 million in 2019. Capital expenditures in 2019 included a U.S. warehouse optimization project, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, replacement of a Pepperidge Farm refrigeration system, and insourcing manufacturing for certain simple meal products.
Dividend payments were $107 million in 2019 and $111 million in 2018. We repurchased approximately 2 million shares at a cost of $86 million in 2018. As a result of the acquisition of Snyder's-Lance, we suspended our share repurchases as of the second quarter of 2018. See Note 14 to the Consolidated Financial Statements for additional information.
On September 18, 2018, we repaid a portion of our Australian notes and refinanced the remainder by borrowing AUD $400 million, or $284 million, at a rate of 2.82% under a single-draw syndicated facility that matures on September 18, 2019. The interest rate on the AUD $400 million loan under the syndicated facility resets in one, two, three, or six-month periods dependent on our election. The syndicated facility contains a financial covenant based on our maximum leverage ratio and contains other customary covenants and events of default for credit facilities of this type.
As of October 28, 2018, we had $1.845 billion of short-term borrowings due within one year, of which $1.171 billion was comprised of commercial paper borrowings. As of October 28, 2018, we issued $57 million of standby letters of credit. We have a committed revolving credit facility totaling $1.85 billion that matures in December 2021. This U.S. facility remained unused at October 28, 2018, except for $1 million of standby letters of credit that we issued under it. The U.S. facility supports our commercial paper programs and other general corporate purposes. As of October 28, 2018, the total commitment under our Canadian committed revolving credit facility was CAD $125 million, or $95 million, and we had borrowings of CAD $117 million, or $89 million, at a rate of 3.18% under this facility. The Canadian facility supports general corporate purposes. We expect to continue to access the commercial paper markets, bank credit lines and utilize cash flows from operations to support our short-term liquidity requirements.
In 2018, we entered into a $900 million 3-year senior unsecured term loan facility that contains a maximum leverage ratio. The senior unsecured term loan facility may be prepaid at par at any time. In addition, the senior unsecured term loan facility contains other customary covenants and events of default for credit facilities of this type. The maximum leverage ratio covenant is also incorporated into our U.S. and Canadian facilities for so long as that covenant is in effect under the senior unsecured term loan facility. The covenant in the Australian syndicated facility is substantially consistent with the maximum leverage ratio covenant in our senior unsecured term loan facility. We are in compliance with the covenants contained in our revolving credit facilities and debt securities.
SIGNIFICANT ACCOUNTING ESTIMATES
We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended July 29, 2018 (2018 Annual Report on Form 10-K). The accounting policies we used in preparing these financial statements are substantially consistent with those we applied in our 2018 Annual Report on Form 10-K, with the exception of the adoption of revised guidance on the recognition of revenue as described in Note 2 to the Consolidated Financial Statements. The following areas all require the use of subjective or complex judgments, estimates and assumptions: trade and consumer promotion programs; the valuation of long-lived assets; pension and postretirement benefits; and income taxes. Our significant accounting estimates are described in Management’s Discussion and Analysis included in the 2018 Annual Report on Form 10-K.
Trade and consumer promotion programs — We offer various sales incentive programs to customers and consumers, such as feature price discounts, in-store display incentives, cooperative advertising programs, new product introduction fees, and coupons. The mix between these forms of variable consideration, which are classified as reductions in revenue and recognized upon sale, and advertising or other marketing activities, which are classified as marketing and selling expenses, fluctuates between periods based on our overall marketing plans, and such fluctuations have an impact on revenues. The measurement and recognition of the costs for trade and consumer promotion programs involves the use of judgment related to performance and redemption estimates. Estimates are made based on historical experience and other factors, including expected volume. Typically, programs that are offered have a very short duration. Historically, the difference between actual experience compared to estimated redemptions and performance has not been significant to the quarterly or annual financial statements. Differences between estimates and actual costs are recognized as a change in estimate in a subsequent period. However, actual expenses may differ if the level of redemption rates and performance were to vary from estimates. We adopted revised guidance on the recognition of revenue in the first quarter of 2019. See Notes 1 and 2 to the Consolidated Financial Statements for additional information.
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
We wish to caution the reader that the following important factors and those important factors described in our other Securities and Exchange Commission filings, or in our 2018 Annual Report on Form 10-K, could affect our actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, us:

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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
For information regarding our exposure to certain market risk, see Item 7A, Quantitative and Qualitative Disclosure About Market Risk, in the 2018 Annual Report on Form 10-K. There have been no significant changes in our portfolio of financial instruments or market risk exposures from the 2018 year-end.

Item 4. Controls and Procedures
a.    Evaluation of Disclosure Controls and Procedure
We, under the supervision and with the participation of our management, including the Interim President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 28, 2018 (Evaluation Date). Based on such evaluation, the Interim President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
b.    Changes in Internal Controls
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or were likely to materially affect, such control over financial reporting during the quarter ended October 28, 2018.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Note 16 to the Consolidated Financial Statements and incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 5. Other Information
Effective November 29, 2018, the Board of Directors (the Board) of Campbell Soup Company (the company) adopted a resolution to increase the size of the Board to 14 members and elected each of Sarah Hofstetter and Kurt Schmidt as a director. Ms. Hofstetter was appointed to the Finance and Corporate Development Committee of the Board and Mr. Schmidt was appointed to the Governance Committee and the Compensation and Organization Committee of the Board.
For calendar year 2018, each of Ms. Hofstetter and Mr. Schmidt will be paid a pro-rated Board retainer in accordance with the company's 2018 non-employee director compensation program, described in Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the quarter ended October 29, 2017 and is incorporated herein by reference. For calendar year 2019, each of Ms. Hofstetter and Mr. Schmidt will be paid a Board retainer in accordance with the company's 2019 non-employee director compensation program, described in Exhibit 10(b) to this Quarterly Report on Form 10-Q for the quarter ended October 28, 2018 and is incorporated herein by reference.
No arrangement or understanding exists between Ms. Hofstetter or Mr. Schmidt and any other person pursuant to which either was selected as a director, and there are no transactions which would require disclosure under Item 404(a) of Regulation S-K.
On November 26, 2018, the company entered into a Support Agreement (the Support Agreement) with Third Point LLC, Third Point Partners Qualified L.P., Third Point Partners L.P., Third Point Offshore Master Fund L.P., Third Point Ultra Master Fund L.P., Third Point Enhanced L.P., Third Point Advisors LLC, Third Point Advisors II LLC, and the Revocable Trust of George Strawbridge, Jr., dated January 21, 1991, certain terms of which are disclosed in the company's Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on November 26, 2018 (the Support Agreement Form 8-K). The description of the Support Agreement is qualified in its entirety by reference to the full text of the Support Agreement, a copy of which is filed as Exhibit 10.1 to the Support Agreement Form 8-K and is incorporated herein by reference.
The company held its Annual Meeting of Shareholders on November 29, 2018. The final results of voting with respect to each matter of business are set forth below.
1. Election of Directors
For each nominee, the votes cast for and withheld were as follows:

Director	For	Withheld
Fabiola R. Arredondo	243,453,124	1,050,202
Howard M. Averill	243,546,506	956,819
Bennett Dorrance	206,384,581	17,329,676
Maria Teresa Hilado	243,524,925	978,401
Randall W. Larrimore	212,479,406	11,234,851
Marc B. Lautenbach	243,474,832	1,028,493
Mary Alice D. Malone	215,849,021	7,865,236
Sara Mathew	243,446,282	1,057,043
Keith R. McLoughlin	243,543,361	959,965
Nick Shreiber	222,185,629	1,528,628
Archbold D. van Beuren	243,510,989	992,337
Les C. Vinney	212,832,317	10,882,939
The were no broker non-votes for this proposal. Each nominee elected was elected until the next Annual Meeting of Shareholders or their earlier resignation or retirement.

2. Ratification of Appointment of Independent Registered Public Accounting Firm for Fiscal 2019
The proposal to ratify the appointment of PricewaterhouseCoopers LLP as Campbell's independent registered public accounting firm for fiscal 2019 was approved. The votes cast for and against this proposal, as well as the abstentions were as follows:

For	Against	Abstain
266,179,891	2,284,883	552,647
There were no broker non-votes for this proposal.

3. Advisory Vote on Fiscal 2018 Executive Compensation
The resolution to approve, on an advisory basis, the compensation of the company's executive officers named in the proxy statement for the 2018 Annual Meeting of Shareholders was approved. The votes cast for and against this proposal, as well as the abstentions were as follows:

For	Against	Abstain
240,844,007	26,644,498	1,528,902
There were no broker non-votes for this proposal.
Item 6. Exhibits
The Index to Exhibits, which immediately precedes the signature page, is incorporated by reference into this Report.
INDEX TO EXHIBITS

10(a)
Support Agreement, dated November 26, 2018, by and among Campbell Soup Company and Third Point LLC, Third Point Partners Qualified L.P., Third Point Partners L.P., Third Point Offshore Master Fund L.P., Third Point Ultra Master Fund L.P., Third Point Enhanced L.P., Third Point Advisors LLC, Third Point Advisors II LLC and the Revocable Trust of Goerge Strawbridge, Jr., dated January 21, 1991 is incorporated by reference to Exhibit 10.1 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on November 26, 2018.

10(b)*	2019 Non-Employee Director Fees.

31(a)	Certification of Keith R. McLoughlin pursuant to Rule 13a-14(a).

31(b)	Certification of Anthony P. DiSilvestro pursuant to Rule 13a-14(a).

32(a)	Certification of Keith R. McLoughlin pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of Anthony P. DiSilvestro pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
*This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
December 6, 2018

CAMPBELL SOUP COMPANY

By:	/s/ Anthony P. DiSilvestro
Anthony P. DiSilvestro
Senior Vice President and Chief Financial Officer

By:	/s/ Stanley Polomski
Stanley Polomski
Vice President and Controller