Form 10-Q
period 2019-01-27
CAMPBELL SOUP CO
filed 2019-03-06
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number
January 27, 2019	1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.

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

There were 301,118,002 shares of capital stock outstanding as of February 28, 2019.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Six Months Ended
	January 27, 2019	January 28, 2018	January 27, 2019	January 28, 2018
Net sales	$2,713	$2,180	$5,407	$4,341
Costs and expenses
Cost of products sold	1,999	1,414	3,869	2,792
Marketing and selling expenses	264	228	512	447
Administrative expenses	180	165	356	314
Research and development expenses	23	27	50	57
Other expenses / (income)	226	70	230	41
Restructuring charges	2	33	21	35
Total costs and expenses	2,694	1,937	5,038	3,686
Earnings before interest and taxes	19	243	369	655
Interest expense	93	32	187	63
Interest income	1	—	2	1
Earnings (loss) before taxes	(73)	211	184	593
Taxes on earnings	(14)	(74)	49	33
Net earnings (loss)	(59)	285	135	560
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	—
Net earnings (loss) attributable to Campbell Soup Company	$(59)	$285	$135	$560
Per Share — Basic
Net earnings (loss) attributable to Campbell Soup Company	$(.20)	$.95	$.45	$1.86
Weighted average shares outstanding — basic	301	301	301	301
Per Share — Assuming Dilution
Net earnings attributable to Campbell Soup Company	$(.20)	$.95	$.45	$1.85
Weighted average shares outstanding — assuming dilution	301	301	302	302
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(unaudited)
(millions)

	Three Months Ended
	January 27, 2019			January 28, 2018
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings (loss)			$(59)			$285
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$20	$—	20	$66	$—	66
Cash-flow hedges:
Unrealized gains (losses) arising during the period	(1)	—	(1)	2	(2)	—
Reclassification adjustment for (gains) losses included in net earnings	—	—	—	3	—	3
Pension and other postretirement benefits:
Prior service cost arising during the period	—	—	—	(3)	1	(2)
Reclassification of prior service credit included in net earnings	(7)	1	(6)	(6)	2	(4)
Other comprehensive income (loss)	$12	$1	13	$62	$1	63
Total comprehensive income (loss)			$(46)			$348
Total comprehensive income (loss) attributable to noncontrolling interests			—			(1)
Total comprehensive income (loss) attributable to Campbell Soup Company			$(46)			$349

	Six Months Ended
	January 27, 2019			January 28, 2018
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$135			$560
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(23)	$—	(23)	$34	$—	34
Cash-flow hedges:
Unrealized gains (losses) arising during the period	(1)	—	(1)	11	(4)	7
Reclassification adjustment for (gains) losses included in net earnings	1	—	1	1	—	1
Pension and other postretirement benefits:
Prior service credit arising during the period	—	—	—	(3)	1	(2)
Reclassification of prior service credit included in net earnings	(14)	3	(11)	(13)	4	(9)
Other comprehensive income (loss)	$(37)	$3	(34)	$30	$1	31
Total comprehensive income (loss)			$101			$591
Total comprehensive income (loss) attributable to noncontrolling interests			—			(1)
Total comprehensive income (loss) attributable to Campbell Soup Company			$101			$592
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	January 27, 2019	July 29, 2018
Current assets
Cash and cash equivalents	$203	$226
Accounts receivable, net	927	785
Inventories	1,076	1,199
Other current assets	89	86
Total current assets	2,295	2,296
Plant assets, net of depreciation	3,036	3,233
Goodwill	4,721	4,580
Other intangible assets, net of amortization	3,752	4,196
Other assets ($70 as of 2019 and $77 as of 2018 attributable to variable interest entity)	220	224
Total assets	$14,024	$14,529
Current liabilities
Short-term borrowings	$1,454	$1,896
Payable to suppliers and others	930	893
Accrued liabilities	784	676
Dividends payable	107	107
Accrued income taxes	24	22
Total current liabilities	3,299	3,594
Long-term debt	8,003	7,998
Deferred taxes	904	995
Other liabilities	540	569
Total liabilities	12,746	13,156
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	349	349
Earnings retained in the business	2,130	2,224
Capital stock in treasury, at cost	(1,079)	(1,103)
Accumulated other comprehensive loss	(143)	(118)
Total Campbell Soup Company shareholders' equity	1,269	1,364
Noncontrolling interests	9	9
Total equity	1,278	1,373
Total liabilities and equity	$14,024	$14,529
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Six Months Ended
	January 27, 2019	January 28, 2018
Cash flows from operating activities:
Net earnings	$135	$560
Adjustments to reconcile net earnings to operating cash flow
Impairment charges	360	75
Restructuring charges	21	35
Stock-based compensation	31	32
Noncurrent income taxes	—	52
Pension and postretirement benefit income	(29)	(32)
Depreciation and amortization	241	161
Deferred income taxes	(40)	(106)
Other, net	18	18
Changes in working capital, net of acquisition
Accounts receivable	(150)	(113)
Inventories	122	84
Prepaid assets	(2)	(25)
Accounts payable and accrued liabilities	170	(10)
Net payments of hedging activities	(5)	(31)
Other	(26)	(40)
Net cash provided by operating activities	846	660
Cash flows from investing activities:
Purchases of plant assets	(198)	(132)
Purchases of route businesses	(23)	—
Sales of route businesses	25	—
Businesses acquired, net of cash acquired	(18)	(682)
Other, net	11	(11)
Net cash used in investing activities	(203)	(825)
Cash flows from financing activities:
Short-term borrowings	2,831	5,052
Short-term repayments	(3,274)	(4,673)
Long-term repayments	—	(16)
Dividends paid	(212)	(216)
Treasury stock purchases	—	(86)
Payments related to tax withholding for stock-based compensation	(7)	(23)
Payments of debt issuance costs	(1)	—
Net cash provided by (used in) financing activities	(663)	38
Effect of exchange rate changes on cash	(3)	4
Net change in cash and cash equivalents	(23)	(123)
Cash and cash equivalents — beginning of period	226	319
Cash and cash equivalents — end of period	$203	$196
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at October 29, 2017	323	$12	(22)	$(1,106)	$305	$2,555	$(85)	$8	$1,689
Net earnings (loss)						285		—	285
Other comprehensive income (loss)							64	(1)	63
Dividends ($.35 per share)						(106)			(106)
Treasury stock purchased			—	—					—
Treasury stock issued under management incentive and stock option plans			—	2	16				18
Balance at January 28, 2018	323	$12	(22)	$(1,104)	$321	$2,734	$(21)	$7	$1,949

Balance at July 30, 2017	323	$12	(22)	$(1,066)	$359	$2,385	$(53)	$8	$1,645
Net earnings (loss)						560		—	560
Other comprehensive income (loss)							32	(1)	31
Dividends ($.70 per share)						(211)			(211)
Treasury stock purchased			(2)	(86)					(86)
Treasury stock issued under management incentive and stock option plans			2	48	(38)				10
Balance at January 28, 2018	323	$12	(22)	$(1,104)	$321	$2,734	$(21)	$7	$1,949

Balance at October 28, 2018	323	$12	(22)	$(1,084)	$339	$2,295	$(156)	$9	$1,415
Net earnings (loss)						(59)		—	(59)
Other comprehensive income (loss)							13	—	13
Dividends ($.35 per share)						(106)			(106)
Treasury stock purchased			—	—					—
Treasury stock issued under management incentive and stock option plans			—	5	10				15
Balance at January 27, 2019	323	$12	(22)	$(1,079)	$349	$2,130	$(143)	$9	$1,278

Balance at July 29, 2018	323	$12	(22)	$(1,103)	$349	$2,224	$(118)	$9	$1,373
Cumulative effect of changes in accounting principle:
Revenue(1)						(8)			(8)
Stranded tax effects(1)						(9)	9		—
Net earnings (loss)						135		—	135
Other comprehensive income (loss)							(34)	—	(34)
Dividends ($.70 per share)						(212)			(212)
Treasury stock purchased			—	—					—
Treasury stock issued under management incentive and stock option plans			—	24	—				24
Balance at January 27, 2019	323	$12	(22)	$(1,079)	$349	$2,130	$(143)	$9	$1,278
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
The consolidated financial statements include our accounts and entities in which we maintain a controlling financial interest and a variable interest entity (VIE) for which we are the primary beneficiary. Intercompany transactions are eliminated in consolidation. Certain amounts in prior-year financial statements were reclassified to conform to the current-year presentation. See Note 6.
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

The impacts of the changes to our Consolidated Balance Sheet as of January 27, 2019, as a result of adoption are as follows:

	As Reported	Balances Without Adoption	Increase/(Decrease) Due to Adoption
Accounts receivable, net	$927	$926	$1
Total current assets	2,295	2,294	1
Total assets	14,024	14,023	1

Payable to suppliers and others	$930	$929	$1
Accrued liabilities	784	768	16
Accrued income taxes	24	28	(4)
Total current liabilities	3,299	3,286	13
Total liabilities	12,746	12,733	13

Campbell Soup Company shareholders' equity
Earnings retained in the business	$2,130	$2,142	$(12)
Total Campbell Soup Company shareholders' equity	1,269	1,281	(12)
Total equity	1,278	1,290	(12)
Total liabilities and equity	14,024	14,023	1
The impacts of the changes to our Consolidated Statement of Earnings as a result of adoption are as follows:

	Three Months Ended			Six Months Ended
	January 27, 2019			January 27, 2019
	As Reported	Balances Without Adoption	Increase/(Decrease) Due to Adoption	As Reported	Balances Without Adoption	Increase/(Decrease) Due to Adoption
Net sales	$2,713	$2,702	$11	$5,407	$5,412	$(5)

Earnings before interest and taxes	$19	$8	$11	$369	$374	$(5)
Earnings (loss) before taxes	$(73)	$(84)	$11	$184	$189	$(5)
Taxes on earnings	(14)	(17)	3	49	50	(1)
Net earnings (loss) attributable to Campbell Soup Company	$(59)	$(67)	$8	$135	$139	$(4)

Per Share — Basic
Net earnings (loss) attributable to Campbell Soup Company(1)	$(.20)	$(.22)	$.03	$.45	$.46	$(.01)
Per Share — Assuming Dilution
Net earnings attributable to Campbell Soup Company(1)	$(.20)	$(.22)	$.03	$.45	$.46	$(.01)
_______________________________________

(1)	The sum of individual per share amounts may not add due to rounding.
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
Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued guidance that amends accounting for leases. Under the new guidance, a lessee will recognize assets and liabilities for most leases but will recognize expenses similar to current lease accounting. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. In July 2018, the FASB issued an adoption approach that allows entities to apply the new guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods. We are currently compiling an inventory of our lease arrangements in order to determine the impact that the new guidance will have on our consolidated financial statements. We have selected a lease software solution to facilitate the adoption of the new guidance.
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
The table below presents the estimated fair value that was allocated to acquired assets and assumed liabilities of Snyder's-Lance. The final valuation process will be completed within the allowable measurement period. In the first quarter ended October 28, 2018, we made measurement period adjustments to reflect facts and circumstances in existence as of the date of acquisition. These adjustments included a $134 decrease to indefinite-lived trademarks, a $52 decrease to customer relationships, a $43 decrease to Deferred taxes and a $140 increase to Goodwill.

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
For the three- and six-month periods ended January 27, 2019, the acquisition of Snyder's-Lance contributed $529 and $1,083 to Net sales. The contribution to Net earnings (loss) were losses of $11 and $17 for the three- and six-month periods ended January 27, 2019, including expenses associated with restructuring charges and cost savings initiatives, as well as interest expense on the debt to finance the acquisition.
For the three- and six-month periods ended January 27, 2019, the acquisition of Pacific Foods contributed $58 and $127 to Net sales. The contribution to Net earnings (loss) were losses of $6 and $3 for the three- and six-month periods ended January 27, 2019, including interest expense on the debt to finance the acquisition. For the three-month period ended January 28, 2018, the contribution of the Pacific Foods acquisition to Net sales was $28. The contribution to Net earnings was not material.
The following unaudited summary information is presented on a consolidated pro forma basis as if the Snyder's-Lance and Pacific Foods acquisitions had occurred on August 1, 2016:

	Three Months Ended	Six Months Ended
	January 28, 2018	January 28, 2018
Net sales	$2,747	$5,555
Net earnings attributable to Campbell Soup Company	$451	$640
Net earnings per share attributable to Campbell Soup Company - basic	$1.50	$2.13
Net earnings per share attributable to Campbell Soup Company - assuming dilution	$1.50	$2.12
The pro forma amounts include additional interest expense on the debt issued to finance the purchases, amortization and depreciation expense based on the estimated fair value and useful lives of intangible assets and plant assets, and related tax effects. The pro forma results are not necessarily indicative of the combined results had the Snyder's-Lance and Pacific Foods acquisitions been completed on August 1, 2016, nor are they indicative of future combined results. The pro forma results for the three- and six-month periods ended January 28, 2018 do not include certain transaction costs, amortization of the acquisition date fair value adjustment to inventories, or a gain on treasury rate lock contracts, as all of these would be reflected in the six-month period ended January 29, 2017, had the acquisitions occurred on August 1, 2016.
With the acquisition of Snyder's-Lance, we acquired an investment in Yellow Chips Holdings B.V. (Yellow Chips), and accounted for the investment under the equity method of accounting. On October 30, 2018, we purchased the remaining ownership interest in Yellow Chips, and began consolidating the business. The purchase price was $18. The pro forma results for the three- and six-month periods ended January 27, 2019 and January 28, 2018 were not material.

4.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

	Foreign Currency Translation Adjustments(1)	Gains (Losses) on Cash Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at July 30, 2017	$(84)	$(22)	$53	$(53)
Other comprehensive income (loss) before reclassifications	35	7	(2)	40
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	(9)	(8)
Net current-period other comprehensive income (loss)	35	8	(11)	32
Balance at January 28, 2018	$(49)	$(14)	$42	$(21)
Balance at July 29, 2018	$(154)	$(4)	$40	$(118)
Cumulative effect of a change in accounting principle(4)	2	(3)	10	9
Other comprehensive income (loss) before reclassifications	(23)	(1)	—	(24)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	(11)	(10)
Net current-period other comprehensive income (loss)	(23)	—	(11)	(34)
Balance at January 27, 2019	$(175)	$(7)	$39	$(143)
_____________________________________

(1)	Included a tax expense of $4 as of January 27, 2019, and $6 as of July 29, 2018, January 28, 2018, and July 30, 2017.

(2)	Included a tax benefit of $1 as of January 27, 2019, $4 as of July 29, 2018, $8 as of January 28, 2018, and $12 as of July 30, 2017.

(3)	Included a tax expense of $12 as of January 27, 2019, $25 as of July 29, 2018, and January 28, 2018, and $30 as of July 30, 2017.

(4)	Reflects the adoption of the FASB guidance on stranded tax effects. See Note 2 for additional information.
Amounts related to noncontrolling interests were not material.
The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Six Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	January 27, 2019	January 28, 2018	January 27, 2019	January 28, 2018	Location of (Gain) Loss Recognized in Earnings
(Gains) losses on cash flow hedges:
Foreign exchange forward contracts	$—	$2	$—	$—	Cost of products sold
Forward starting interest rate swaps	—	1	1	1	Interest expense
Total before tax	—	3	1	1
Tax expense (benefit)	—	—	—	—
(Gain) loss, net of tax	$—	$3	$1	$1

Pension and postretirement benefit adjustments:
Prior service credit	$(7)	$(6)	$(14)	$(13)	Other expenses / (income)
Tax expense (benefit)	1	2	3	4
(Gain) loss, net of tax	$(6)	$(4)	$(11)	$(9)

5.	Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill by business segment:

	Meals and Beverages	Global Biscuits and Snacks	Campbell Fresh(1)	Total
Net balance at July 29, 2018	$978	$3,602	$—	$4,580
Changes in preliminary purchase price allocation	—	140	—	140
Acquisition	—	21	—	21
Foreign currency translation adjustment	(1)	(19)	—	(20)
Net balance at January 27, 2019	$977	$3,744	$—	$4,721
_____________________________________

(1)
The balance of goodwill is reflected net of accumulated impairment charges of $837 as of January 27, 2019 and July 29, 2018, respectively, related to the Bolthouse Farms carrot and carrot ingredients reporting unit, the deli reporting unit, and the Bolthouse Farms refrigerated beverages and salad dressings reporting unit.

During the three-month period ended October 28, 2018, we made changes in the preliminary allocation of the purchase price of the Snyder's-Lance acquisition which resulted in a change in goodwill of $140 in the Global Biscuits and Snacks segment. On October 30, 2018, we acquired the remaining ownership interest in Yellow Chips and began consolidating the business, which resulted in goodwill of $21. See Note 3 for additional information.
Intangible Assets
The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

Intangible Assets	January 27, 2019	July 29, 2018
Amortizable intangible assets
Customer relationships	$917	$1,116
Technology	10	40
Other	41	43
Total gross amortizable intangible assets	$968	$1,199
Accumulated amortization	(87)	(126)
Total net amortizable intangible assets	$881	$1,073
Non-amortizable intangible assets
Trademarks	2,871	3,123
Total net intangible assets	$3,752	$4,196
Non-amortizable intangible assets consist of trademarks, which include Snyder's of Hanover, Lance, Kettle Brand, Pace, Pacific Foods, Snack Factory, Cape Cod, Pop Secret, Kjeldsens, Plum, and Late July. Other amortizable intangible assets consist of recipes, non-compete agreements, trademarks, patents and distributor relationships.
Amortization of intangible assets was $30 and $8 for six-month periods ended January 27, 2019 and January 28, 2018, respectively. Amortization expense for the next 5 years is estimated to be $58 in 2019, $50 in 2020 and $49 in 2021 through 2023. Asset useful lives range from 2 to 22 years.
On August 30, 2018, we announced plans to pursue the divestiture of our international biscuits and snacks operating segment and the Campbell Fresh operating segment. As we continue to pursue the divestiture of these businesses, in the second quarter of 2019 we performed interim impairment assessments on the intangible assets within Campbell Fresh, which includes Bolthouse Farms carrot and carrot ingredients, Bolthouse Farms refrigerated beverages and salad dressings and Garden Fresh Gourmet. We revised our future outlook for earnings and cash flows for each of these businesses as the divestiture process progressed and we received initial indications of value. Within Bolthouse Farms carrot and carrot ingredients, we recorded impairment charges of $18 on the trademark, which reduced the carrying value to $30; $40 on customer relationships, which reduced the carrying value to $15; and $15 on technology, which reduced the carrying value to $10. Within Bolthouse Farms refrigerated beverages and salad dressings, we recorded impairment charges of $74 on the trademark, which reduced the carrying value to $76; and $22 on customer relationships, which reduced the carrying value to $12. On Garden Fresh Gourmet, we recorded impairment charges of $23 on the trademark and $39 on customer relationships, which eliminated the carrying value of these assets.
The impairment charges were recorded in Other expenses / (income) in the Consolidated Statements of Earnings.
The estimates of future cash flows used in determining the fair value of intangible assets involve significant management judgment and are based upon assumptions about expected future operating performance, economic conditions, market conditions, cost of capital and potential divestitures. Inherent in estimating the future cash flows are uncertainties beyond our control, such as changes in capital markets. The actual cash flows could differ materially from management’s estimates due to changes in any of the assumptions.

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

•
Global Biscuits and Snacks segment represents an aggregation of the following operating segments: U.S. snacks operating segment, which includes Pepperidge Farm cookies, crackers, bakery and frozen products in U.S. retail, and Snyder’s-Lance pretzels, sandwich crackers, potato chips, tortilla chips and other snacking products in the U.S. and Europe; and the international biscuits and snacks operating segment, which includes Arnott’s biscuits in Australia and Asia Pacific, Kelsen cookies globally, and the simple meals and shelf-stable beverages business in Australia and Asia Pacific; and

•
Campbell Fresh segment includes Bolthouse Farms fresh carrots, carrot ingredients, refrigerated beverages and refrigerated salad dressings; Garden Fresh Gourmet salsa, hummus, dips and tortilla chips; and the U.S. refrigerated soup business.

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

	Three Months Ended		Six Months Ended
	January 27, 2019	January 28, 2018	January 27, 2019	January 28, 2018
Net sales
Meals and Beverages	$1,230	$1,214	$2,474	$2,453
Global Biscuits and Snacks	1,243	708	2,461	1,396
Campbell Fresh	239	257	471	491
Corporate	1	1	1	1
Total	$2,713	$2,180	$5,407	$4,341

	Three Months Ended		Six Months Ended
	January 27, 2019	January 28, 2018	January 27, 2019	January 28, 2018
Earnings before interest and taxes
Meals and Beverages	$255	$284	$549	$615
Global Biscuits and Snacks	185	137	339	254
Campbell Fresh	(14)	(11)	(17)	(17)
Corporate(1)	(405)	(134)	(481)	(162)
Restructuring charges(2)	(2)	(33)	(21)	(35)
Total	$19	$243	$369	$655
_______________________________________

(1)
Represents unallocated items. Pension and postretirement benefit mark-to-market adjustments are included in Corporate. There were gains of $14 in the six-month period ended January 28, 2018. Costs related to cost savings initiatives were $22 and $27 for the three-month periods and $49 and $44 in the six-month periods ended January 27, 2019, and January 28, 2018, respectively. Costs of $10 and $12 associated with the planned divestitures were in the three- and six-month periods ended January 27, 2019. Impairment charges of plant assets and intangible assets were $346 and $360 in the three- and- six-month periods ended January 27, 2019, respectively. Impairment charges of intangible assets were $75 in the three- and- six-month periods ended January 28, 2018. See Notes 5 and 13 for additional information. Transaction costs of $24 associated with the acquisition of Snyder's-Lance were in the three- and six-month periods ended January 28, 2018.

(2)	See Note 7 for additional information.
Our global net sales based on product categories are as follows:

	Three Months Ended		Six Months Ended
	January 27, 2019	January 28, 2018	January 27, 2019	January 28, 2018
Net sales
Soup	$815	$814	$1,604	$1,621
Snacks	1,225	690	2,434	1,367
Other simple meals	423	434	854	869
Beverages	249	241	514	483
Other	1	1	1	1
Total	$2,713	$2,180	$5,407	$4,341
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
A summary of the restructuring charges and charges recorded in Administrative expenses, Cost of products sold, Marketing and selling expenses, and Research and development expenses related to both programs is as follows:

	Three Months Ended		Six Months Ended
	January 27, 2019	January 28, 2018	January 27, 2019	January 28, 2018	Recognized as of January 27, 2019(1)
Restructuring charges	$2	$33	$21	$35	$238
Administrative expenses	10	26	23	38	228
Cost of products sold	9	1	21	6	70
Marketing and selling expenses	2	—	4	—	7
Research and development expenses	1	—	1	—	1
Total pre-tax charges	$24	$60	$70	$79	$544
_______________________________________

(1)	Includes $13 of Restructuring charges and $12 of Administrative expenses associated with the Snyder's-Lance cost transformation program and integration recognized in 2018.
A summary of the pre-tax costs associated with both programs is as follows:

Recognized as of January 27, 2019
Severance pay and benefits(1)	$214
Asset impairment/accelerated depreciation	66
Implementation costs and other related costs(2)	264
Total	$544
_______________________________________

(1)	Includes $13 of charges associated with the Snyder's-Lance cost transformation program and integration recognized in 2018.

(2)	Includes $12 of charges associated with the Snyder's-Lance cost transformation program and integration recognized in 2018.
The total estimated pre-tax costs for actions that have been identified under both programs are approximately $620 to $665 and we expect to incur substantially all of the costs through 2020. This estimate will be updated as costs for the expanded initiatives are developed.
We expect the costs for actions that have been identified to date under both programs to consist of the following: approximately $215 to $220 in severance pay and benefits; approximately $70 in asset impairment and accelerated depreciation; and approximately $335 to $375 in implementation costs and other related costs.We expect these pre-tax costs to be associated with our segments as follows: Meals and Beverages - approximately 37%; Global Biscuits and Snacks - approximately 39%; Campbell Fresh - approximately 2%; and Corporate - approximately 22%.
Of the aggregate $620 to $665 of pre-tax costs identified to date, we expect approximately $540 to $585 will be cash expenditures. In addition, we expect to invest approximately $325 in capital expenditures through 2021, of which we invested approximately $184 as of January 27, 2019. The capital expenditures primarily related to the U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, insourcing of manufacturing for certain simple meal products, optimization of information technology infrastructure and applications, and optimization of the Snyder’s-Lance warehouse and distribution network.

A summary of the restructuring activity and related reserves associated with both programs at January 27, 2019, is as follows:

	Severance Pay and Benefits	Implementation Costs and Other Related Costs(3)	Asset Impairment/Accelerated Depreciation	Total Charges
Accrued balance at July 29, 2018(1)	$46
2019 charges	21	28	21	$70
2019 cash payments	(17)
Accrued balance at January 27, 2019(2)	$50
_______________________________________

(1)
Includes $24 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet, $1 of which is associated with the Snyder's-Lance cost transformation program and integration. Of total accrued balance, $9 is associated with the Snyder's-Lance cost transformation program and integration.

(2)	Includes $15 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.

(3)
Includes other costs recognized as incurred that are not reflected in the restructuring reserve in the Consolidated Balance Sheets. The costs are included in Administrative expenses, Cost of products sold, Marketing and selling expenses, and Research and development expenses in the Consolidated Statements of Earnings.

Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

	January 27, 2019
	Three Months Ended	Six Months Ended	Costs Incurred to Date(1)
Meals and Beverages	$12	$35	$213
Global Biscuits and Snacks	7	16	192
Campbell Fresh	—	3	14
Corporate	5	16	125
Total	$24	$70	$544
_______________________________________

(1)	Includes $25 of pre-tax costs associated with the Global Biscuits and Snacks segment recognized in 2018 related to the Snyder's-Lance cost transformation program and integration.

8.	Earnings per Share (EPS)
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. The per share calculation for the three-month period ended January 27, 2019, excludes approximately 2 million stock options and restricted stock units that would have been antidilutive. The earnings per share calculation for the six-month period ended January 27, 2019, excludes approximately 2 million stock options that would have been antidilutive. The earnings per share calculation for the three-month period ended January 28, 2018, excludes approximately 2 million stock options that would have been antidilutive. The earnings per share calculation for the six-month period ended January 28, 2018, excludes approximately 1 million stock options that would have been antidilutive.

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

10.	Pension and Postretirement Benefits
Components of net benefit expense (income) were as follows:

	Three Months Ended				Six Months Ended
	Pension		Postretirement		Pension		Postretirement
	January 27, 2019	January 28, 2018	January 27, 2019	January 28, 2018	January 27, 2019	January 28, 2018	January 27, 2019	January 28, 2018
Service cost	$6	$6	$—	$—	$11	$12	$—	$—
Interest cost	20	18	2	2	41	37	4	4
Expected return on plan assets	(35)	(36)	—	—	(71)	(72)	—	—
Amortization of prior service credit	—	—	(7)	(6)	—	—	(14)	(13)
Special termination benefits	—	2	—	—	—	2	—	—
Net periodic benefit income	$(9)	$(10)	$(5)	$(4)	$(19)	$(21)	$(10)	$(9)
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
Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We did not have credit-risk-related contingent features in our derivative instruments as of January 27, 2019, or July 29, 2018.
We are also exposed to credit risk from our customers. During 2018, our largest customer accounted for approximately 18% of consolidated net sales. Our five largest customers accounted for approximately 38% of our consolidated net sales in 2018.
We closely monitor credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk related to our international operations, including non-functional currency intercompany debt and net investments in subsidiaries. We are also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. Principal currencies hedged include the Canadian dollar, Australian dollar and U.S. dollar. We utilize foreign exchange forward purchase and sale contracts, as well as cross-currency swaps, to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. To hedge currency exposures related to intercompany debt, we enter into foreign exchange forward purchase and sale contracts, as well as cross-currency swap contracts, for periods consistent with the underlying debt. The notional amount of foreign exchange forward contracts accounted for as cash-flow hedges was $79 at January 27, 2019, and $104 at July 29, 2018. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings on the same line item and the same period in which the underlying hedged transaction affects earnings. The notional amount of foreign exchange forward contracts that are not designated as accounting hedges was $157 and $140 at January 27, 2019, and July 29, 2018, respectively. There were no cross-currency swap contracts outstanding as of January 27, 2019, or July 29, 2018.

Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. We manage our exposure to interest rate volatility on future debt issuances by entering into forward starting interest rate swaps or treasury rate lock contracts to lock in the rate on the interest payments related to the anticipated debt issuances. The contracts are either designated as cash-flow hedging instruments or are undesignated. The effective portion of the changes in fair value on designated instruments is recorded in other comprehensive income (loss) and reclassified into the Consolidated Statements of Earnings over the life of the debt. The change in fair value on undesignated instruments is recorded in interest expense. There were no forward starting interest rate swaps or treasury rate lock contracts outstanding as of January 27, 2019, or July 29, 2018.
Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of diesel fuel, wheat, soybean oil, aluminum, natural gas, cocoa, soybean meal, corn, butter, and cheese, which impact the cost of raw materials. Commodity futures, options, and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. There were no commodity contracts accounted for as cash-flow hedges as of January 27, 2019, or July 29, 2018. The notional amount of commodity contracts not designated as accounting hedges was $165 at January 27, 2019, and $118 at July 29, 2018.
In 2017, we entered into a supply contract under which prices for certain raw materials are established based on anticipated volume requirements over a twelve-month period. Certain prices under the contract are based in part on certain component parts of the raw materials that are in excess of our needs or not required for our operations, thereby creating an embedded derivative requiring bifurcation. We net settle amounts due under the contract with our counterparty. The notional value was approximately $59 as of January 27, 2019, and $33 as of July 29, 2018. The fair value was not material as of January 27, 2019, and July 29, 2018. Unrealized gains (losses) and settlements are included in Cost of products sold in our Consolidated Statements of Earnings.
Equity Price Risk
We enter into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of our capital stock, the total return of the Vanguard Institutional Index, and the total return of the Vanguard Total International Stock Index. Under these contracts, we pay variable interest rates and receive from the counterparty either: the total return on our capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index; or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index. These contracts were not designated as hedges for accounting purposes. We enter into these contracts for periods typically not exceeding 12 months. The notional amounts of the contracts were $41 as of January 27, 2019, and July 29, 2018.

The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of January 27, 2019, and July 29, 2018:

	Balance Sheet Classification	January 27, 2019	July 29, 2018
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$—	$1
Total derivatives designated as hedges		$—	$1
Derivatives not designated as hedges:
Commodity derivative contracts	Other current assets	$4	$5
Deferred compensation derivative contracts	Other current assets	2	1
Foreign exchange forward contracts	Other current assets	3	3
Total derivatives not designated as hedges		$9	$9
Total asset derivatives		$9	$10

	Balance Sheet Classification	January 27, 2019	July 29, 2018
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$2	$2
Total derivatives designated as hedges		$2	$2
Derivatives not designated as hedges:
Commodity derivative contracts	Accrued liabilities	$4	$3
Foreign exchange forward contracts	Accrued liabilities	1	—
Commodity derivative contracts	Other liabilities	—	1
Total derivatives not designated as hedges		$5	$4
Total liability derivatives		$7	$6
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of January 27, 2019, and July 29, 2018, would be adjusted as detailed in the following table:

	January 27, 2019			July 29, 2018
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$9	$(5)	$4	$10	$(3)	$7
Total liability derivatives	$7	$(5)	$2	$6	$(3)	$3
We are required to maintain cash margin accounts in connection with funding the settlement of open positions for exchange-traded commodity derivative instruments. At January 27, 2019, and July 29, 2018, a cash margin account balance of $7 and $2, respectively, was included in Other current assets in the Consolidated Balance Sheets.

The following tables show the effect of our derivative instruments designated as cash-flow hedges for the three- and six- month periods ended January 27, 2019, and January 28, 2018, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-Flow Hedge OCI Activity
Derivatives Designated as Cash-Flow Hedges		January 27, 2019	January 28, 2018
Three Months Ended
OCI derivative gain (loss) at beginning of quarter		$(7)	$(27)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		(1)	(5)
Forward starting interest rate swaps		—	7
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	—	2
Forward starting interest rate swaps	Interest expense	—	1
OCI derivative gain (loss) at end of quarter		$(8)	$(22)

Six Months Ended
OCI derivative gain (loss) at beginning of year		$(8)	$(34)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		(1)	1
Forward starting interest rate swaps		—	10
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Forward starting interest rate swaps	Interest expense	1	1
OCI derivative gain (loss) at end of quarter		$(8)	$(22)
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a gain of $1. The ineffective portion and amount excluded from effectiveness testing were not material.
The following table shows the effects of our derivative instruments not designated as hedges for the three- and six-month periods ended January 27, 2019, and January 28, 2018, in the Consolidated Statements of Earnings:

		Amount of (Gain) Loss Recognized in Earnings on Derivatives
		Three Months Ended		Six Months Ended
Derivatives not Designated as Hedges	Location of (Gain) Loss Recognized in Earnings	January 27, 2019	January 28, 2018	January 27, 2019	January 28, 2018
Foreign exchange forward contracts	Other expenses / (income)	$—	$—	$—	$(1)
Commodity derivative contracts	Cost of products sold	—	(2)	1	—
Deferred compensation derivative contracts	Administrative expenses	—	(4)	3	(5)
Treasury rate lock contracts	Interest expense	—	(1)	—	(1)
Total (gain) loss at end of quarter		$—	$(7)	$4	$(7)

12.	Variable Interest Entity
In February 2016, we agreed to make a capital commitment subject to certain qualifications of up to $125 to Acre, a limited partnership formed to make venture capital investments in innovative new companies in food and food-related industries. Acre is managed by its general partner, Acre Ventures GP, LLC, which is independent of us. We are the sole limited partner of Acre and own a 99.8% interest. Our share of earnings (loss) is calculated according to the terms of the partnership agreement. Acre is a VIE. We have determined that we are the primary beneficiary. Therefore, we consolidate Acre and account for the third-party ownership as a noncontrolling interest. Through January 27, 2019, we funded $82 of the capital commitment. On August 29, 2018, we provided notice of termination of the investment period and have no obligation to make any further capital contributions to Acre for new investments, but are required to pay obligations made prior to the notice of termination, the management fee and permitted partnership expenses.

Acre elected the fair value option to account for qualifying investments to more appropriately reflect the value of the investments in the financial statements. The investments were $70 and $77 as of January 27, 2019, and July 29, 2018, respectively, and are included in Other assets on the Consolidated Balance Sheets. Changes in the fair values of investments for which the fair value option was elected are included in Other expenses / (income) on the Consolidated Statements of Earnings. Current assets and liabilities of Acre were not material as of January 27, 2019, or July 29, 2018.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our financial assets and liabilities that are measured at fair value on a recurring basis as of January 27, 2019, and July 29, 2018, consistent with the fair value hierarchy:

	Fair Value as of January 27, 2019	Fair Value Measurements at January 27, 2019 Using Fair Value Hierarchy			Fair Value as of July 29, 2018	Fair Value Measurements at July 29, 2018 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts(1)	$3	$—	$3	$—	$4	$—	$4	$—
Commodity derivative contracts(2)	4	2	2	—	5	5	—	—
Deferred compensation derivative contracts(3)	2	—	2	—	1	—	1	—
Deferred compensation investments(4)	4	4	—	—	6	6	—	—
Fair value option investments(5)	70	—	—	70	77	—	—	77
Total assets at fair value	$83	$6	$7	$70	$93	$11	$5	$77

	Fair Value as of January 27, 2019	Fair Value Measurements at January 27, 2019 Using Fair Value Hierarchy			Fair Value as of July 29, 2018	Fair Value Measurements at July 29, 2018 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange forward contracts(1)	$3	$—	$3	$—	$2	$—	$2	$—
Commodity derivative contracts(2)	4	3	1	—	4	3	1	—
Deferred compensation obligation(4)	105	105	—	—	108	108	—	—
Total liabilities at fair value	$112	$108	$4	$—	$114	$111	$3	$—
___________________________________

(1)	Based on observable market transactions of spot currency rates and forward rates.

(2)	Based on quoted futures exchanges and on observable prices of transactions in the marketplace.

(3)	Based on LIBOR and equity index swap rates.

(4)	Based on the fair value of the participants’ investments.

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

The following table summarizes the changes in fair value of Level 3 investments for the six-month periods ended January 27, 2019 and January 28, 2018:

	Six Months Ended
	January 27, 2019	January 28, 2018
Fair value at beginning of year	$77	$49
Gains / (losses)	(7)	9
Purchases	—	12
Fair value at end of quarter	$70	$70
Items Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, we are also required to measure certain items at fair value on a nonrecurring basis.
In 2019, we recognized impairment charges on trademarks, plant assets, customer relationships and technology in connection with interim assessments of fair value on intangible and tangible assets in Campbell Fresh. See also Note 5 for additional information on the impairment charges.
In the fourth quarter of 2018, as part of our annual review of intangible assets, we recognized an impairment charge of $54 on the Plum trademark, which reduced the carrying value to fair value of $61.
Fair value was determined based on unobservable Level 3 inputs. The fair value of plant assets was determined based on cash flows associated with the asset group that include significant management assumptions, including expected proceeds. The fair values of trademarks, customer relationships and technology were determined based on discounted cash flow analyses that include significant management assumptions such as revenue growth rates, weighted average cost of capital, assumed royalty rates and attrition.

The following table presents 2019 fair value measurements:

	Impairment Charges				Fair Value
January 27, 2019	Plant Assets	Trademarks	Customer Relationships	Technology	Plant Assets	Trademarks	Customer Relationships	Technology
Bolthouse Farms carrot and carrot ingredients	$104	$18	$40	$15	$102	$30	$15	$10
Bolthouse Farms refrigerated beverages and salad dressings	$9	$74	$22		$100	$76	$12
Garden Fresh Gourmet	$2	$23	$39		$25	$—	$—
October 28, 2018
Refrigerated soup	$14				$38
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, excluding the current portion of long-term debt, approximate fair value.
Cash equivalents of $19 at January 27, 2019, and $14 at July 29, 2018, represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of long-term debt, including the current portion of long-term debt in Short-term borrowings, was $8,028 at January 27, 2019, and $8,347 at July 29, 2018. The carrying value was $8,325 at January 27, 2019, and $8,595 at July 29, 2018. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.

14.	Share Repurchases
In March 2017, the Board authorized a share repurchase program to purchase up to $1,500. The program has no expiration date, but it may be suspended or discontinued at any time. In addition to this publicly announced program, we have a separate Board authorization to purchase shares to offset the impact of dilution from shares issued under our stock compensation plans. We suspended our share repurchases as of the second quarter of 2018. Approximately $1,296 remained available under the March 2017 program as of January 27, 2019. During the six-month period ended January 28, 2018, we repurchased 2 million shares at a cost of $86.

15.	Stock-based Compensation
We provide compensation benefits by issuing stock options, unrestricted stock and restricted stock units (including time-lapse restricted stock units, EPS performance restricted stock units, total shareholder return (TSR) performance restricted stock units, and free cash flow (FCF) performance restricted stock units). In 2019, we issued stock options, time-lapse restricted stock units, unrestricted stock, TSR performance restricted stock units and FCF performance restricted stock units. We have not issued EPS performance restricted stock units in 2019.
Total pre-tax stock-based compensation expense and tax-related benefits recognized in the Consolidated Statements of Earnings were as follows:

	Three Months Ended		Six Months Ended
	January 27, 2019	January 28, 2018	January 27, 2019	January 28, 2018
Total pre-tax stock-based compensation expense	$17	$18	$31	$32
Tax-related benefits	3	$2	$6	$7

The following table summarizes stock option activity as of January 27, 2019:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)
Outstanding at July 29, 2018	1,537	$50.36
Granted	596	$35.74
Exercised	—	$—
Terminated	(74)	$49.05
Outstanding at January 27, 2019	2,059	$46.17	7.8	$—
Exercisable at January 27, 2019	1,035	$50.88	6.4	$—
No options were exercised during the six-month period ended January 28, 2018. We measure the fair value of stock options using the Black-Scholes option pricing model. The expected term of options granted was based on the weighted average time of vesting and the end of the contractual term. We utilized this simplified method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.
The weighted-average assumptions and grant-date fair values for grants in 2019 and 2018 were as follows:

	2019	2018
Risk-free interest rate	2.79%	2.06%
Expected dividend yield	3.84%	2.95%
Expected volatility	25.28%	19.60%
Expected term	6.1 years	6 years
Grant-date fair value	$6.27	$6.67
We expense stock options on a straight-line basis over the vesting period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of January 27, 2019, total remaining unearned compensation related to nonvested stock options was $3, which will be amortized over the weighted-average remaining service period of 2.4 years.
The following table summarizes time-lapse restricted stock units and EPS performance restricted stock units as of January 27, 2019:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 29, 2018	1,652	$47.01
Granted	1,171	$36.35
Vested	(641)	$47.90
Forfeited	(188)	$41.50
Nonvested at January 27, 2019	1,994	$40.98
We determine the fair value of time-lapse restricted stock units and EPS performance restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. We expense EPS performance restricted stock units on a graded-vesting basis, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. There were 66 thousand EPS performance target grants outstanding at January 27, 2019, with a weighted-average grant-date fair value of $49.10. The actual number of EPS performance restricted stock units issued at the vesting date could range from 0% to 100% of the initial grant, depending on actual performance achieved. We estimate expense based on the number of awards expected to vest.
As of January 27, 2019, total remaining unearned compensation related to nonvested time-lapse restricted stock units and EPS performance restricted stock units was $47, which will be amortized over the weighted-average remaining service period of 1.9 years. The fair value of restricted stock units vested during the six-month periods ended January 27, 2019, and January 28, 2018, was $24, and $30, respectively. The weighted-average grant-date fair value of the restricted stock units granted during the six-month period ended January 28, 2018, was $46.95.
In 2019, we issued approximately 388 thousand FCF performance restricted stock units for which vesting is contingent upon the achievement of free cash flow (defined as Net cash provided by operating activities less capital expenditures and certain investing and financing activities) compared to annual operating plan objectives over a three-year period. An annual objective will be established each fiscal year for three consecutive years. Performance against these objectives will be averaged at the end of the three-year period to determine the number of underlying units that will vest at the end of the three years. The actual number of FCF performance restricted stock units issued at the vesting date could range from 0% to 200% of the initial grant depending on actual performance achieved. The fair value of FCF performance restricted stock units will be based upon the quoted price of our stock at the date of grant. We will expense FCF performance restricted stock units over the requisite service period of each objective.
The following table summarizes TSR performance restricted stock units as of January 27, 2019:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 29, 2018	1,664	$46.66
Granted	388	$31.29
Vested	—	$—
Forfeited	(689)	$56.57
Nonvested at January 27, 2019	1,363	$37.28
We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation. Weighted-average assumptions used in the Monte Carlo simulations were as follows:

	2019	2018
Risk-free interest rate	2.80%	1.58%
Expected dividend yield	3.79%	2.95%
Expected volatility	24.50%	19.07%
Expected term	3 years	3 years
We recognize compensation expense on a straight-line basis over the service period. As of January 27, 2019, total remaining unearned compensation related to TSR performance restricted stock units was $21, which will be amortized over the weighted-average remaining service period of 1.9 years. In the first quarter of 2019, recipients of TSR performance restricted stock units earned 0% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 27, 2018. In the first quarter of 2018, recipients of TSR performance restricted stock units earned 125% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 28, 2017. As a result, approximately 160 thousand additional shares were awarded. The fair value of TSR performance restricted stock units vested during the six-month period ended January 28, 2018, was $38. The grant-date fair value of the TSR performance restricted stock units granted during 2018 was $39.39.
The excess tax deficiencies of $2 in the six-month period ended January 27, 2019, and the excess tax benefits of $4 in the six-month period ended January 28, 2018, on vested restricted stock were presented as cash flows from operating activities.

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
On January 7, 2019, three purported shareholder class action lawsuits pending in the United States District Court for the District of New Jersey were consolidated under the caption, In re Campbell Soup Company Securities Litigation, Civ. No. 1:18-cv-14385-NLH-JS (the Action). Oklahoma Firefighters Pension and Retirement System was appointed lead plaintiff in the Action and, on March 1, 2019, filed an amended consolidated complaint. The company, Denise Morrison (the company's former President and Chief Executive Officer), and Anthony DiSilvestro (the company's Senior Vice President and Chief Financial Officer) are defendants in the Action. The consolidated complaint alleges that, in public statements between July 19, 2017 and May 17, 2018, the defendants made materially false and misleading statements and/or omitted material information about the company's business, operations, customer relationships, and prospects, specifically with regard to the Campbell Fresh segment. The consolidated complaint seeks unspecified monetary damages and other relief. We intend to vigorously defend against the Action.
We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated as of January 27, 2019. While the potential future charges could be material in a particular quarter or annual period, based on information currently known by us, we do not believe any such charges are likely to have a material adverse effect on our consolidated results of operations or financial condition.

17.	Supplemental Financial Statement Data
Balance Sheets

	January 27, 2019	July 29, 2018
Inventories
Raw materials, containers and supplies	$465	$478
Finished products	611	721
Total	$1,076	$1,199
Statements of Earnings

	Three Months Ended		Six Months Ended
	January 27, 2019	January 28, 2018	January 27, 2019	January 28, 2018
Other expenses / (income)
Amortization of intangible assets	$15	$4	$30	$8
Impairment of intangible assets(1)	231	75	231	75
Net periodic benefit income other than the service cost	(20)	(22)	(40)	(64)
Investment (gains) / losses	(2)	(8)	7	—
Transaction costs(2)	—	24	—	24
Other	2	(3)	2	(2)
Total	$226	$70	$230	$41
_________________________________
(1) In 2019 we recognized impairment charges of $231 related to intangible assets within the Campbell Fresh segment. In 2018, we recognized an impairment charge of $75 related to the goodwill of the Bolthouse Farms carrot and carrot ingredients reporting unit. See Note 5 for additional information.
(2) In 2018, we recognized transaction costs of $24 related to the acquisition of Snyder's-Lance. See Note 3 for additional information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
This Management's Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements in "Part I - Item 1. Financial Statements," and our Form 10-K for the year ended July 29, 2018, including but not limited to "Part I - Item 1A. Risk Factors" and "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."
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
In August 2018, we announced the results of our comprehensive Board of Directors-led strategy and portfolio review. The Board of Directors concluded that the best path forward is to: optimize our portfolio and focus on our core businesses with an emphasis on execution; divest certain non-core businesses in order to focus the company, while significantly paying down debt; and increase our cost savings initiatives, while driving improved asset efficiency. Following the review, we commenced plans to pursue the divestiture of businesses within two operating segments: our international biscuits and snacks operating segment, which includes Arnott’s, Kelsen and our operations in Indonesia, Malaysia, Hong Kong and Japan; and the Campbell Fresh operating segment, which includes Bolthouse Farms, Garden Fresh Gourmet and the U.S. refrigerated soup business. The international biscuits and snacks operating segment and the Campbell Fresh operating segment combined represent approximately $2.1 billion in net sales in 2018. We expect to use the proceeds from these divestitures to reduce debt. On February 25, 2019, we sold our refrigerated soup plant and we entered into an agreement to sell our Garden Fresh Gourmet business. Proceeds are expected to be approximately $60 million.
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

•
Net sales increased 24% in the current quarter to $2.713 billion, reflecting a 26-point benefit from the acquisitions of Snyder's-Lance and Pacific Foods. Excluding the acquisitions, net sales declined due to the negative impact from currency translation and higher promotional spending.

•
Gross profit, as a percent of sales, decreased to 26.3% from 35.1% in the year-ago quarter. The decrease was primarily due to impairment charges in the current quarter on the plant assets of Campbell Fresh, cost inflation and higher supply chain costs, and the dilutive impact of acquisitions, partially offset by productivity improvements.

•
Marketing and selling expenses increased 16% to $264 million from $228 million in the year-ago quarter. The increase was primarily due to the impact of acquisitions, partially offset by lower marketing overhead spending.

•
Administrative expenses increased 9% to $180 million from $165 million in the year-ago quarter. The increase was primarily due to the impact of acquisitions and costs associated with planned divestitures in the current year, partially offset by lower costs associated with cost savings initiatives.

•
Other expenses / (income) increased to expense of $226 million in the current quarter from expense of $70 million in the year-ago quarter. The current quarter included non-cash impairment charges of $231 million on the intangible assets of Campbell Fresh. The year-ago quarter included a non-cash impairment charge of $75 million on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit and transaction costs of $24 million associated with the acquisition of Snyder's-Lance. The remaining change was primarily due to higher amortization of intangible assets from the recent acquisitions in the current quarter and lower gains on investments.

•
Interest expense increased to $93 million in the current quarter from $32 million in the year-ago quarter primarily due to higher levels of debt associated with funding the acquisitions discussed above.

•
The effective tax rate was 19.2% in the current quarter compared to negative 35.1% in the year-ago quarter. The current quarter included a tax charge of $2 million on a transition tax on unremitted foreign earnings as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (the Act). The year-ago quarter included a $124 million net tax benefit related to the remeasurement of deferred tax assets and liabilities and a transition tax on unremitted foreign earnings as a result of the Act. After adjusting for these amounts, the remaining increase was primarily due to the cumulative year-to-date benefit in the prior year of the lower U.S. federal tax rate resulting from the enactment of the Act in December 2017.

•
We reported a loss per share of $.20 in the current quarter, compared to earnings of $.95 in the year-ago quarter. The impact of the adoption new accounting guidance for revenue recognition was an increase of $.03 per share in the current quarter. The current and prior-year quarter included expenses of $.97 and $.05 per share, respectively, from items impacting comparability as discussed below.

•
Cash flows from operations were $846 million in 2019, compared to $660 million in 2018. The increase was primarily due to lower working capital requirements, reflecting significant improvements in our working capital management efforts, and lapping payments on hedges associated with an anticipated debt issuance in the prior year, partially offset by lower cash earnings.

Net Earnings attributable to Campbell Soup Company
The following items impacted the comparability of earnings and earnings per share:

•
In 2015, we implemented initiatives to reduce costs and to streamline our organizational structure. In 2017, we expanded these cost savings initiatives by further optimizing our supply chain network, primarily in North America, continuing to evolve our operating model to drive efficiencies, and more fully integrating our recent acquisitions. In January 2018, as part of the expanded initiatives, we authorized additional costs to improve the operational efficiency of our thermal supply chain network in North America by closing our manufacturing facility in Toronto, Ontario, and to optimize our information technology infrastructure by migrating certain applications to the latest cloud technology platform. In August 2018, we announced that we will continue to streamline our organization, expand our zero-based budgeting efforts and optimize our manufacturing network. In 2019, we began to include costs associated with the Snyder's-Lance cost transformation program and integration with these initiatives. In the second quarter of 2019, we recorded a pre-tax restructuring charge of $2 million and implementation costs and other related costs of $10 million in Administrative expenses, $9 million in Cost of products sold, $2 million in Marketing and selling expenses, and $1 million in Research and development expenses (aggregate impact of $18 million after tax, or $.06 per share) related to these initiatives. Year-to-date in 2019, we recorded a pre-tax restructuring charge of $21 million and implementation costs and other related costs of $23 million in Administrative expenses, $21 million in Cost of products sold, $4 million in Marketing and selling expenses, and $1 million in Research and development expenses (aggregate impact of $53 million after tax, or $.18 per share) related to these initiatives. In the second quarter of 2018, we recorded a pre-tax restructuring charge of $33 million and implementation costs and other related costs of $26 million in Administrative expenses and $1 million in Cost of products sold (aggregate impact of $46 million after tax, or $.15 per share) related to these initiatives. Year-to-date in 2018, we recorded a pre-tax restructuring charge of $35 million and implementation costs and other related costs of $38 million in Administrative expenses and $6 million in Cost of products sold (aggregate impact of $58 million after tax, or $.19 per share) related to these initiatives. See Note 7 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information;

•
In the second quarter of 2019, interim impairment assessments were performed on the intangible and tangible assets within Campbell Fresh, which includes Garden Fresh Gourmet, Bolthouse Farms carrot and carrot ingredients and Bolthouse Farms refrigerated beverages and salad dressings, as we continue to pursue the divestiture of these businesses. We revised our future outlook for earnings and cash flows for each of these businesses as the divestiture process progressed. We recorded non-cash impairment charges of $104 million on the tangible assets and $73 million on the intangible assets of Bolthouse Farms carrot and carrot ingredients; $96 million on the intangible assets and $9 million on the tangible assets of Bolthouse Farms refrigerated beverages and salad dressings; and $62 million on the intangible assets and $2 million on the tangible assets of Garden Fresh Gourmet. The aggregate impact of the impairment charges was $346 million, of which $115 million was recorded in Cost of products sold and $231 million in Other expenses / (income), ($264 million after tax, or $.88 per share).

In the first quarter of 2019, we recorded a non-cash impairment charge of $14 million in Cost of products sold ($11 million after tax, or $.04 per share) on our U.S. refrigerated soup plant assets. Year-to-date in 2019, we recorded non-cash impairment charges of $360 million, of which $129 million was recorded in Cost of products sold and $231 million in Other expenses / (income), ($275 million after tax, or $.91 per share).
In the second quarter of 2018, we performed an interim impairment assessment on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit as operating performance was below expectations. We revised our outlook for future earnings and cash flows and recorded a non-cash impairment charge of $75 million in Other expenses / (income) ($74 million after tax, or $.25 per share);

•
In the first quarter of 2019, we announced our intent to divest our Campbell International and Campbell Fresh businesses. In the second quarter of 2019, we incurred costs of $10 million in Administrative expenses ($8 million after tax, or $.03 per share) associated with the planned divestitures. Year-to-date in 2019, we incurred costs of $12 million in Administrative expenses ($9 million after tax, or $.03 per share) associated with the planned divestitures;

•
In the second quarter of 2019 and 2018, we reflected the impact on taxes of the enactment of the Act that was signed into law in December 2017. In the second quarter of 2019, we recorded a tax charge of $2 million ($.01 per share) related to a transition tax on unremitted foreign earnings. In the second quarter of 2018, we recorded a tax benefit of $183 million due to the remeasurement of deferred tax assets and liabilities, and a tax charge of $59 million related to a transition tax on unremitted foreign earnings. The net impact was a tax benefit of $124 million ($.41 per share);

•
In the second quarter of 2018, we announced our intent to acquire Snyder's-Lance and incurred transaction costs of $24 million in Other expenses / (income) ($19 million after tax, or $.06 per share); and

•
Year-to-date in 2018, we recognized gains of $14 million in Other expenses / (income) ($10 million after tax, or $.03 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans.

The items impacting comparability are summarized below:

	Three Months Ended
	January 27, 2019		January 28, 2018
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings (loss) attributable to Campbell Soup Company	$(59)	$(.20)	$285	$.95

Restructuring charges, implementation costs and other related costs	$(18)	$(.06)	$(46)	$(.15)
Impairment charges	(264)	(.88)	(74)	(.25)
Costs associated with planned divestitures	(8)	(.03)	—	—
Tax reform	(2)	(.01)	124.41
Transaction costs	—	—	(19)	(.06)
Impact of items on Net earnings (loss)(1)	$(292)	$(.97)	$(15)	$(.05)
__________________________________________

(1)	Sum of the individual amounts does not add due to rounding.

	Six Months Ended
	January 27, 2019		January 28, 2018
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Net earnings attributable to Campbell Soup Company	$135	$.45	$560	$1.85

Restructuring charges, implementation costs and other related costs	$(53)	$(.18)	$(58)	$(.19)
Impairment charges	(275)	(.91)	(74)	(.25)
Costs associated with planned divestitures	(9)	(.03)	—	—
Tax reform	(2)	(.01)	124.41
Transaction costs	—	—	(19)	(.06)
Pension and postretirement benefit mark-to-market adjustments	—	—	10.03
Impact of items on Net earnings(1)	$(339)	$(1.12)	$(17)	$(.06)
__________________________________________

(1)	Sum of the individual amounts does not add due to rounding.
Net losses attributable to Campbell Soup Company were in $59 million ($.20 per share) in the current quarter, compared to net earnings of $285 million ($.95 per share) in the year-ago quarter. After adjusting for items impacting comparability, earnings decreased due to declines in earnings before interest and taxes in the base business, a higher effective tax rate and the dilutive impact from acquisitions.

Net earnings attributable to Campbell Soup Company were $135 million ($.45 per share) in the six-month period this year, compared to $560 million ($1.85 per share) in the year-ago period. After adjusting for items impacting comparability, earnings decreased primarily due to declines in earnings before interest and taxes in the base business.
SECOND-QUARTER DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Three Months Ended
(Millions)	January 27, 2019	January 28, 2018	% Change
Meals and Beverages	$1,230	$1,214	1
Global Biscuits and Snacks	1,243	708	76
Campbell Fresh	239	257	(7)
Corporate	1	1	—
	$2,713	$2,180	24
An analysis of percent change of net sales by reportable segment follows:

	Meals and Beverages	Global Biscuits and Snacks	Campbell Fresh	Total
Volume and Mix	—%	3%	(7)%	—%
Price and Sales Allowances	—	1	—	—
Increased Promotional Spending(1)	(1)	(1)	—	(1)
Currency	(1)	(2)	—	(1)
Acquisitions	3	75	—	26
	1%	76%	(7)%	24%
__________________________________________

(1)
Represents revenue reductions from trade promotion and consumer coupon redemption programs. The adoption of new accounting guidance for revenue recognition resulted in a reduction of promotional spending of 50 basis points on Net sales.

In Meals and Beverages, sales increased 1%, as the benefit of the acquisition of Pacific Foods and gains in shelf stable beverages were partially offset by declines in the retail business in Canada, Plum products and Prego pasta sauces. The adoption of new accounting guidance for revenue recognition resulted in a positive 1-point impact on sales. Excluding Pacific Foods, sales of U.S. soup were comparable to the prior year with gains in ready-to-serve soups and broth, offset by declines in condensed soups. Excluding Pacific Foods, retail consumer takeaway of U.S. soup decreased 5% in the quarter, based on IRI Total U.S. Multi-Outlet data. Retailer inventory returned to more historical levels in the quarter, which benefited U.S. soup sales performance this quarter.
In Global Biscuits and Snacks, sales increased 76% with a 75-point benefit from the acquisition of Snyder’s-Lance. Excluding the benefit from the acquisition of Snyder’s-Lance and the negative impact of currency translation, sales increased due to continued growth in Pepperidge Farm, driven by consumption gains in Pepperidge Farm fresh bakery products and Goldfish crackers, as well as gains in Arnott’s biscuits, fueled by innovation.
In Campbell Fresh, sales decreased 7% primarily due to declines in refrigerated soup, reflecting the impact of certain major private label customers beginning to insource production this year, as well as declines in Bolthouse Farms refrigerated beverages and Garden Fresh Gourmet, offset partly by gains in carrots.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased by $52 million in 2019 from 2018. As a percent of sales, gross profit was 26.3% in 2019 and 35.1% in 2018.

The 8.8 percentage-point decrease in gross profit percentage was due to the following factors:

Margin Impact
Impairment charges on plant assets	(4.2)%
Cost inflation, supply chain costs and other factors(1)	(3.4)
Impact of acquisitions	(2.0)
Higher level of promotional spending	(0.6)
Higher restructuring-related costs	(0.3)
Mix	0.2
Price and sales allowances	0.3
Productivity improvements	1.2
(8.8)%
__________________________________________

(1)
Includes a positive margin impact of 0.8 from cost savings initiatives, which was more than offset by cost inflation and other factors, including higher than expected distribution costs associated with the startup of a new distribution facility in Findlay, Ohio, operated by a third-party logistics provider, and higher interplant freight to maintain customer service levels.

Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 9.7% in 2019 compared to 10.5% in 2018. Marketing and selling expenses increased 16% in 2019 from 2018. The increase was primarily due to the impact of acquisitions (approximately 22 percentage points) and higher costs related to costs savings initiatives (approximately 1 percentage point), partially offset by lower marketing overhead spending (approximately 4 percentage points); increased benefits from cost savings initiatives (approximately 2 percentage points); and lower selling expenses (approximately 1 percentage point).
Administrative Expenses
Administrative expenses as a percent of sales were 6.6% in 2019 compared to 7.6% in 2018. Administrative expenses increased 9% in 2019 from 2018. The increase was primarily due to the impact of acquisitions (approximately 13 percentage points); costs associated with planned divestitures in the current year (approximately 6 percentage points) and costs associated with the proxy contest in the current year (approximately 2 percentage points), partially offset by lower costs associated with cost savings initiatives (approximately 10 percentage points) and increased benefits from cost savings initiatives (approximately 3 percentage points).
Other Expenses / (Income)
Other expenses were $226 million in 2019 and $70 million in 2018. Other expenses in 2019 included non-cash impairment charges of $231 million on the intangible assets of Campbell Fresh. Other expenses in 2018 included a non-cash impairment charge of $75 million on the intangible assets of the Bolthouse Farms carrot and carrots ingredients reporting unit and $24 million of transaction costs associated with the acquisition of Snyder's-Lance. Excluding the items impacting comparability, the remaining change was primarily due to higher amortization of intangible assets from the recent acquisitions in the current year and lower gains on investments.

Operating Earnings
Segment operating earnings increased 4% in 2019 from 2018.
An analysis of operating earnings by segment follows:

	Three Months Ended		% Change(2)
(Millions)	January 27, 2019	January 28, 2018	2019/2018
Meals and Beverages	$255	$284	(10)
Global Biscuits and Snacks	185	137	35
Campbell Fresh	(14)	(11)	n/m
	426	410	4
Corporate	(405)	(134)
Restructuring charges(1)	(2)	(33)
Earnings before interest and taxes	$19	$243
__________________________________________

(1)	See Note 7 to the Consolidated Financial Statements for additional information on restructuring charges.

(2)	n/m - Not meaningful.
Operating earnings from Meals and Beverages decreased 10%. The decrease was primarily due to higher levels of cost inflation and higher warehousing and transportation costs, as well as higher promotional spending, offset partly by lower marketing and selling expenses.
Operating earnings from Global Biscuits and Snacks increased 35%. The increase reflects a 34-point benefit from the acquisition of Snyder’s-Lance. Excluding Snyder's-Lance, operating earnings increased primarily due to volume gains, partially offset by higher levels of cost inflation.
Operating earnings from Campbell Fresh were a loss of $14 million in the current quarter, compared to a loss of $11 million in the year-ago quarter. The decrease was primarily due to the decline in refrigerated soup volume, offset partly by improved operational efficiency in Bolthouse Farms.
Corporate in 2019 included non-cash impairment charges of $346 million on the intangible and tangible assets of Campbell Fresh, costs of $22 million related to cost savings initiatives and $10 million in costs associated with the planned divestitures. Corporate in 2018 included a non-cash impairment charge of $75 million on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit, costs of $27 million related to cost savings initiatives and transaction costs of $24 million associated with the acquisition of Snyder's-Lance. Excluding these amounts, the remaining increase in costs was primarily due to lower investment gains in the current quarter and higher administrative expenses.
Interest Expense
Interest expense increased to $93 million in 2019 from $32 million in 2018. The increase in interest expense was due to higher levels of debt associated with funding the acquisitions and higher average interest rates on the debt portfolio.
Taxes on Earnings
The effective tax rate was 19.2% in 2019 and negative 35.1% in 2018.
The following items impacted the effective rate in 2019 and 2018:

•
In 2019, we recognized a $6 million tax benefit on $24 million of restructuring charges, implementation costs and other related costs. In 2018, we recognized a $14 million tax benefit on $60 million of restructuring charges, implementation costs and other related costs;

•
In 2019, we recognized an $82 million tax benefit on $346 million of impairment charges on the intangible and tangible assets of Campbell Fresh. In 2018, we recognized a $1 million tax benefit on the $75 million impairment charge on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit;

•	In 2019, we recognized a $2 million tax benefit on $10 million of costs associated with our planned divestitures;

•
In 2019, we recognized a transition tax on unremitted foreign earnings of $2 million related to the enactment of the Act. In 2018, we recognized a net tax benefit of $124 million related to the enactment of the Act on the remeasurement of deferred tax assets and liabilities and a transition tax on unremitted foreign earnings; and

•	In 2018, we recognized a $5 million tax benefit on $24 million of transaction costs associated with the acquisition of Snyder's-Lance.

After adjusting for the items above, the remaining increase in the effective rate was primarily due to the cumulative year-to-date benefit in the prior year of the lower U.S. federal tax rate resulting from the enactment of the Act in December 2017.
SIX-MONTH DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Six Months Ended
(Millions)	January 27, 2019	January 28, 2018	% Change
Meals and Beverages	$2,474	$2,453	1
Global Biscuits and Snacks	2,461	1,396	76
Campbell Fresh	471	491	(4)
Corporate	1	1	—
	$5,407	$4,341	25
An analysis of percent change of net sales by reportable segment follows:

	Meals and Beverages	Global Biscuits and Snacks(2)	Campbell Fresh	Total(2)
Volume and Mix	(1)%	1%	(4)%	(1)%
Price and Sales Allowances	—	1	—	—
Increased Promotional Spending(1)	(2)	(1)	—	(1)
Currency	—	(2)	—	(1)
Acquisitions	4	78	—	27
	1%	76%	(4)%	25%
__________________________________________

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

(2)	Sum of the individual amounts does not add due to rounding.
In Meals and Beverages, sales increased 1% reflecting a 4-point benefit from the acquisition of Pacific Foods, partially offset by declines in U.S. soup, the retail business in Canada and Prego pasta sauces. Excluding Pacific Foods, sales of U.S. soup decreased 4% due to declines in condensed and ready-to-serve soups, partly offset by gains in broth. The decline in U.S. soup was driven primarily by continued competitive pressure across the market as well as increased promotional spending.
In Global Biscuits and Snacks, sales increased 76% with a 78-point benefit from the acquisition of Snyder’s-Lance. Excluding Snyder’s-Lance and the negative impact of currency translation, sales increased primarily due to gains in Pepperidge Farm fresh bakery products and Goldfish crackers.
In Campbell Fresh, sales decreased 4% primarily driven by refrigerated soup, Garden Fresh Gourmet and Bolthouse Farms refrigerated beverages, partly offset by gains in carrots. Sales of refrigerated soup were negatively impacted as certain major private label customers begin to insource production in 2019.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased by $11 million in 2019 from 2018. As a percent of sales, gross profit was 28.4% in 2019 and 35.7% in 2018.

The 7.3 percentage-point decrease in gross profit percentage was due to the following factors:

Margin Impact
Cost inflation, supply chain costs and other factors(1)	(3.2)%
Impairment charge on plant assets	(2.4)
Impact of acquisitions	(1.9)
Higher level of promotional spending	(1.0)
Higher restructuring-related costs	(0.3)
Price and sales allowances	0.3
Productivity improvements	1.2
(7.3)%
__________________________________________

(1)
Includes a positive margin impact of 0.8 from cost savings initiatives, which was more than offset by cost inflation and other factors, including higher than expected distribution costs associated with the startup of a new distribution facility in Findlay, Ohio, operated by a third-party logistics provider, and higher interplant freight to maintain customer service levels.

Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 9.5% in 2019 compared to 10.3% in 2018. Marketing and selling expenses increased 15% in 2019 from 2018. The increase was primarily due to the impact of acquisitions (approximately 25 percentage points) and higher costs related to costs savings initiatives (approximately 1 percentage point), partially offset by lower advertising and consumer promotion expenses (approximately 6 percentage points); lower marketing overhead spending (approximately 2 percentage points); lower selling expenses (approximately 2 percentage points) and increased benefits from cost savings initiatives (approximately 1 percentage point). The reduction in advertising and consumer promotion expenses was primarily in Meals and Beverages, reflecting a reallocation from advertising to promotional spending classified as revenue reductions, reduced support levels in light of distribution challenges faced in the first quarter and a later start to our U.S. soup campaign relative to the prior year.
Administrative Expenses
Administrative expenses as a percent of sales were 6.6% in 2019 compared to 7.2% in 2018. Administrative expenses increased 13% in 2019 from 2018. The increase was primarily due to the impact of acquisitions (approximately 14 percentage points); costs associated with planned divestitures in the current year (approximately 4 percentage points); and costs associated with the proxy contest in the current year (approximately 3 percentage points), partially offset by lower costs associated with cost savings initiatives (approximately 5 percentage points) and increased benefits from cost savings initiatives (approximately 3 percentage points).
Other Expenses / (Income)
Other expenses were $230 million in 2019 and $41 million in 2018. Other expenses in 2019 included non-cash impairment charges of $231 million on the intangible assets of Campbell Fresh. Other expenses in 2018 included a non-cash impairment charge of $75 million on the intangible assets of the Bolthouse Farms carrot and carrots ingredients reporting unit and $24 million of transaction costs associated with the acquisition of Snyder's-Lance. In addition, 2018 included gains on pension and postretirement benefit mark-to-market adjustments of $14 million. Excluding the items impacting comparability, the remaining change was primarily due to higher amortization of intangible assets from the recent acquisitions in the current year, lower net periodic benefit income and higher losses on investments.

Operating Earnings
Segment operating earnings increased 2% in 2019 from 2018.
An analysis of operating earnings by segment follows:

	Six Months Ended		% Change
(Millions)	January 27, 2019	January 28, 2018	2019/2018
Meals and Beverages	$549	$615	(11)
Global Biscuits and Snacks	339	254	33
Campbell Fresh	(17)	(17)	—
	871	852	2
Corporate	(481)	(162)
Restructuring charges(1)	(21)	(35)
Earnings before interest and taxes	$369	$655
__________________________________________

(1)	See Note 7 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals and Beverages decreased 11%. The decrease was primarily due to higher levels of cost inflation and higher warehousing and transportation costs, as well as higher promotional spending, offset partly by lower advertising expenses.
Operating earnings from Global Biscuits and Snacks increased 33%. The increase reflects a 39-point benefit from the acquisition of Snyder’s-Lance. Excluding Snyder’s-Lance, operating earnings declined primarily due to higher levels of cost inflation.
Operating earnings from Campbell Fresh were a loss of $17 million in 2019, comparable to a year ago, as improved operational efficiency in Bolthouse Farms was offset by the decline in refrigerated soup volume.
Corporate in 2019 included non-cash impairment charges of $360 million on the intangible and tangible assets of Campbell Fresh; costs of $49 million related to cost savings initiatives; and $12 million in costs associated with the planned divestitures. Corporate in 2018 included a non-cash impairment charge of $75 million on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit; a $14 million gain associated with pension and postretirement benefit mark-to-market adjustments; costs of $44 million related to cost savings initiatives; and transaction costs of $24 million associated with the acquisition of Snyder's-Lance. Excluding these amounts, the remaining increase in costs was primarily due to lower pension and postretirement benefit income in the current year, higher administrative costs and higher losses on investments.
Interest Expense
Interest expense increased to $187 million in 2019 from $63 million in 2018. The increase in interest expense was due to higher levels of debt associated with funding the acquisitions and higher average interest rates on the debt portfolio.
Taxes on Earnings
The effective tax rate was 26.6% in 2019 and 5.6% in 2018.
The following items impacted the effective rate in 2019 and 2018:

•
In 2019, we recognized a $17 million tax benefit on $70 million of restructuring charges, implementation costs and other related costs. In 2018, we recognized a $21 million tax benefit on $79 million of restructuring charges, implementation costs and other related costs;

•
In 2019, we recognized an $85 million tax benefit on $360 million of impairment charges on the intangible and tangible assets of Campbell Fresh. In 2018, we recognized a $1 million tax benefit on the $75 million impairment charges on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit;

•	In 2019, we recognized a $3 million tax benefit on $12 million of costs associated with our planned divestitures;

•
In 2019, we recognized a transition tax on unremitted foreign earnings of $2 million related to the enactment of the Act. In 2018, we recognized a net tax benefit of $124 million related to the enactment of the Act as described above;

•	In 2018, we recognized tax expense of $4 million on $14 million of pension and postretirement benefit mark-to-market gains; and

•	In 2018, we recognized a $5 million tax benefit on $24 million of transaction costs associated with the acquisition of Snyder's-Lance.

After adjusting for the items above, the remaining increase in the effective rate was primarily due to the favorable resolution of a state tax matter in the prior year and higher taxes on foreign earnings, partially offset by the lower U.S. federal tax rate as a result of the Act.
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
A summary of the restructuring charges and charges recorded in Administrative expenses, Cost of products sold, Marketing and selling expenses, and Research and development expenses related to both programs is as follows:

	Three Months Ended		Six Months Ended
(Millions, except per share amounts)	January 27, 2019	January 28, 2018	January 27, 2019	January 28, 2018	Recognized as of January 27, 2019(1)
Restructuring charges	$2	$33	$21	$35	$238
Administrative expenses	10	26	23	38	228
Cost of products sold	9	1	21	6	70
Marketing and selling expenses	2	—	4	—	7
Research and development expenses	1	—	1	—	1
Total pre-tax charges	$24	$60	$70	$79	$544

Aggregate after-tax impact	$18	$46	$53	$58
Per share impact	$.06	$.15	$.18	$.19
_______________________________________

(1)	Includes $13 million of Restructuring charges and $12 million of Administrative expenses associated with the Snyder's-Lance cost transformation program and integration recognized in 2018.
A summary of the pre-tax costs associated with both programs is as follows:

(Millions)	Recognized as of January 27, 2019
Severance pay and benefits(1)	$214
Asset impairment/accelerated depreciation	66
Implementation costs and other related costs(2)	264
Total	$544
_______________________________________

(1)	Includes $13 million of charges associated with the Snyder's-Lance cost transformation program and integration recognized in 2018.

(2)	Includes $12 million of charges associated with the Snyder's-Lance cost transformation program and integration recognized in 2018.

The total estimated pre-tax costs for actions that have been identified under both programs are approximately $620 million to $665 million. This estimate will be updated as costs for the expanded initiatives are developed.
We expect the costs for actions that have been identified to date under both programs to consist of the following: approximately $215 million to $220 million in severance pay and benefits; approximately $70 million in asset impairment and accelerated depreciation; and approximately $335 million to $375 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals and Beverages - approximately 37%; Global Biscuits and Snacks - approximately 39%; Campbell Fresh - approximately 2%; and Corporate - approximately 22%.
Of the aggregate $620 million to $665 million of pre-tax costs identified to date, we expect approximately $540 million to $585 million will be cash expenditures. In addition, we expect to invest approximately $325 million in capital expenditures through 2021, of which we invested approximately $184 million as of January 27, 2019. The capital expenditures primarily related to the U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, insourcing of manufacturing for certain simple meal products, optimization of information technology infrastructure and applications, and optimization of the Snyder’s-Lance warehouse and distribution network.
We expect to incur substantially all of the costs for the actions that have been identified to date through 2020 and to fund the costs through cash flows from operations and short-term borrowings.
We expect the initiatives for actions that have been identified to date under both programs to generate pre-tax savings of over $575 million in 2019, and once all phases are implemented, to generate annual ongoing savings of approximately $945 million by the end of 2022. In the six-month period ended January 27, 2019, we generated an additional $95 million of pre-tax savings. The annual pre-tax savings generated by both programs were as follows:

	Year Ended
(Millions)	July 29, 2018	July 30, 2017	July 31, 2016	August 2, 2015
Total pre-tax savings	$455	$325	$215	$85
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

	January 27, 2019
(Millions)	Three Months Ended	Six Months Ended	Costs Incurred to Date(1)
Meals and Beverages	$12	$35	$213
Global Biscuits and Snacks	7	16	192
Campbell Fresh	—	3	14
Corporate	5	16	125
Total	$24	$70	$544
_______________________________________

(1)	Includes $25 million of pre-tax costs associated with the Global Biscuits and Snacks segment recognized in 2018 related to the Snyder's-Lance cost transformation program and integration.
LIQUIDITY AND CAPITAL RESOURCES
We expect foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations; long-term borrowings; short-term borrowings, including commercial paper; credit facilities; and cash and cash equivalents. We believe that our sources of financing will be adequate to meet our future requirements.
In August 2018, we announced the results of our comprehensive Board of Directors-led strategy and portfolio review, which included plans to pursue the divesture of our international biscuits and snacks operating segment and our Campbell Fresh operating segment. In addition, we are driving improved asset efficiency in working capital and capital expenditures to generate cash. We expect to use the proceeds from these divestitures and cash flows from operations to reduce debt, and improve our leverage ratio over time.
We generated cash flows from operations of $846 million in 2019, compared to $660 million in 2018. The increase in 2019 was primarily due to lower working capital requirements, reflecting significant improvements in our working capital management efforts, and lapping payments on hedges associated with an anticipated debt issuance in the prior year, partially offset by lower cash earnings.

Current assets are less than current liabilities as a result of our level of current maturities of long-term debt and short-term borrowings and our focus to lower core working capital requirements by reducing trade receivables and inventories while extending payment terms for accounts payables. We had negative working capital of $1.004 billion as of January 27, 2019, and $1.298 billion as of July 29, 2018. Debt maturing within one year was $1.454 billion as of January 27, 2019, and $1.896 billion as of July 29, 2018.
Capital expenditures were $198 million in 2019 compared to $132 million in 2018. Capital expenditures are expected to total approximately $400 million in 2019. Capital expenditures in 2019 included a U.S. warehouse optimization project, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, replacement of a Pepperidge Farm refrigeration system, a Snyder's-Lance regional distribution center and insourcing manufacturing for certain simple meal products.
On December 12, 2017, we completed the acquisition of Pacific Foods. The purchase price was $688 million and was funded through the issuance of commercial paper. On October 30, 2018, we purchased the remaining ownership interest in Yellow Chips Holdings B.V., and began consolidating the business. The purchase price was $18 million.
Dividend payments were $212 million in 2019 and $216 million in 2018. We repurchased approximately 2 million shares at a cost of $86 million in 2018. As a result of the acquisition of Snyder's-Lance, we suspended our share repurchases as of the second quarter of 2018. See Note 14 to the Consolidated Financial Statements for additional information.
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
As of January 27, 2019, we had $1.454 billion of short-term borrowings due within one year, of which $813 million was comprised of commercial paper borrowings. As of January 27, 2019, we issued $57 million of standby letters of credit. We have a committed revolving credit facility totaling $1.85 billion that matures in December 2021. This U.S. facility remained unused at January 27, 2019, except for $1 million of standby letters of credit that we issued under it. The U.S. facility supports our commercial paper programs and other general corporate purposes. As of January 27, 2019, the total commitment under our Canadian committed revolving credit facility was CAD $125 million, or $95 million, and we had borrowings of CAD $27 million, or $20 million, at a rate of 3.49% under this facility. The Canadian facility supports general corporate purposes. The Canadian facility matures in July 2019. We expect to continue to access the commercial paper markets, bank credit lines and utilize cash flows from operations to support our short-term liquidity requirements.
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
On August 30, 2018, we announced plans to pursue the divestiture of our international biscuits and snacks operating segment and the Campbell Fresh operating segment. As we continue to pursue the divestiture of these businesses, in the second quarter of 2019 we performed interim impairment assessments on the intangible and tangible assets within Campbell Fresh, which includes Garden Fresh Gourmet, Bolthouse Farms carrot and carrot ingredients, and Bolthouse Farms refrigerated beverages and salad dressings. We revised our future outlook for earnings and cash flows for each of these businesses as the divestiture process progressed and we received initial indications of value.
Within Bolthouse Farms carrot and carrot ingredients, we recorded impairment charges of $18 million on the trademark, and $159 million on the plant assets and amortizable intangible assets.Within Bolthouse Farms refrigerated beverages and salad dressings, we recorded impairment charges of $74 million on the trademark, and $31 million on the plant assets and amortizable intangible assets. On Garden Fresh Gourmet, we recorded impairment charges of $23 million on the trademark and $39 million on customer relationships, which eliminated the carrying value of these assets, and $2 million on plant assets. There is no goodwill in Campbell Fresh. See Notes 5 and 13 to the Consolidated Financial Statements for additional information on intangible assets.
The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance, economic conditions, market conditions, cost of capital and potential divestitures. Inherent in estimating the future cash flows are uncertainties beyond our control, such as changes in capital markets. The actual cash flows could differ materially from management’s estimates due to changes in any of the assumptions.
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
Item 4. Controls and Procedures
a.    Evaluation of Disclosure Controls and Procedure
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 27, 2019 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

b.    Changes in Internal Controls
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or were likely to materially affect, such control over financial reporting during the quarter ended January 27, 2019.
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
INDEX TO EXHIBITS

3
By-Laws of Campbell Soup Company, amended and restated effective December 20, 2018, are incorporated by reference to Exhibit 3 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on December 21, 2018.

10(a)*
Letter Agreement executed December 20, 2018 by and between Mark A. Clouse and Campbell Soup Company is incorporated by reference to Exhibit 10 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on December 21, 2018.

10(b)*	First Amendment to the Campbell Soup Company Supplemental Retirement Plan effective November 30, 2018.

31(a)	Certification of Mark A. Clouse pursuant to Rule 13a-14(a).

31(b)	Certification of Anthony P. DiSilvestro pursuant to Rule 13a-14(a).

32(a)	Certification of Mark A. Clouse pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of Anthony P. DiSilvestro pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
*This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 6, 2019

CAMPBELL SOUP COMPANY

By:	/s/ Anthony P. DiSilvestro
Anthony P. DiSilvestro
Senior Vice President and Chief Financial Officer

By:	/s/ Stanley Polomski
Stanley Polomski
Vice President and Controller