Form 10-Q
period 2019-04-28
CAMPBELL SOUP CO
filed 2019-06-05
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number
April 28, 2019	1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.

1 Campbell Place
Camden, New Jersey 08103-1799
Principal Executive Offices

Telephone Number: (856) 342-4800
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Capital Stock, par value $.0375	CPB	New York Stock Exchange
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

There were 301,149,903 shares of capital stock outstanding as of May 29, 2019.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018
Net sales	$2,178	$1,878	$7,129	$5,743
Costs and expenses
Cost of products sold	1,455	1,263	4,781	3,624
Marketing and selling expenses	245	220	738	645
Administrative expenses	165	153	492	444
Research and development expenses	26	25	74	79
Other expenses / (income)	20	35	13	(7)
Restructuring charges	1	24	21	58
Total costs and expenses	1,912	1,720	6,119	4,843
Earnings before interest and taxes	266	158	1,010	900
Interest expense	92	44	279	107
Interest income	1	2	3	3
Earnings before taxes	175	116	734	796
Taxes on earnings	44	43	184	106
Earnings from continuing operations	131	73	550	690
Loss from discontinued operations	(47)	(466)	(331)	(523)
Net earnings (loss)	84	(393)	219	167
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	—
Net earnings (loss) attributable to Campbell Soup Company	$84	$(393)	$219	$167
Per Share — Basic
Earnings from continuing operations attributable to Campbell Soup Company	$.44	$.24	$1.83	$2.29
Loss from discontinued operations	(.16)	(1.55)	(1.10)	(1.74)
Net earnings (loss) attributable to Campbell Soup Company	$.28	$(1.31)	$.73	$.55
Weighted average shares outstanding — basic	301	301	301	301
Per Share — Assuming Dilution
Earnings from continuing operations attributable to Campbell Soup Company	$.43	$.24	$1.82	$2.28
Loss from discontinued operations	(.16)	(1.55)	(1.10)	(1.73)
Net earnings (loss) attributable to Campbell Soup Company (1)	$.28	$(1.31)	$.73	$.55
Weighted average shares outstanding — assuming dilution	302	301	302	302

(1)	Sum of the individual amounts may not add due to rounding.
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(unaudited)
(millions)

	Three Months Ended
	April 28, 2019			April 29, 2018
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings (loss)			$84			$(393)
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(26)	$—	(26)	$(59)	$—	(59)
Cash-flow hedges:
Unrealized gains (losses) arising during the period	2	—	2	11	(3)	8
Reclassification adjustment for (gains) losses included in net earnings	(1)	—	(1)	1	—	1
Pension and other postretirement benefits:
Prior service cost arising during the period	—	—	—	1	(1)	—
Reclassification of prior service credit included in net earnings	(8)	2	(6)	(7)	2	(5)
Other comprehensive income (loss)	$(33)	$2	(31)	$(53)	$(2)	(55)
Total comprehensive income (loss)			$53			$(448)
Total comprehensive income (loss) attributable to noncontrolling interests			—			—
Total comprehensive income (loss) attributable to Campbell Soup Company			$53			$(448)

	Nine Months Ended
	April 28, 2019			April 29, 2018
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$219			$167
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(49)	$—	(49)	$(25)	$—	(25)
Cash-flow hedges:
Unrealized gains (losses) arising during the period	1	—	1	22	(7)	15
Reclassification adjustment for (gains) losses included in net earnings	—	—	—	2	—	2
Pension and other postretirement benefits:
Prior service credit arising during the period	—	—	—	(2)	—	(2)
Reclassification of prior service credit included in net earnings	(22)	5	(17)	(20)	6	(14)
Other comprehensive income (loss)	$(70)	$5	(65)	$(23)	$(1)	(24)
Total comprehensive income (loss)			$154			$143
Total comprehensive income (loss) attributable to noncontrolling interests			—			(1)
Total comprehensive income (loss) attributable to Campbell Soup Company			$154			$144
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	April 28, 2019	July 29, 2018
Current assets
Cash and cash equivalents	$202	$218
Accounts receivable, net	753	702
Inventories	884	1,037
Other current assets	102	83
Current assets of discontinued operations	220	256
Total current assets	2,161	2,296
Plant assets, net of depreciation	2,769	2,820
Goodwill	4,702	4,580
Other intangible assets, net of amortization	3,587	3,815
Other assets ($78 as of 2019 and $77 as of 2018 attributable to variable interest entity)	203	220
Noncurrent assets of discontinued operations	346	798
Total assets	$13,768	$14,529
Current liabilities
Short-term borrowings	$1,773	$1,896
Payable to suppliers and others	841	814
Accrued liabilities	672	637
Dividends payable	107	107
Accrued income taxes	18	22
Current liabilities of discontinued operations	100	118
Total current liabilities	3,511	3,594
Long-term debt	7,507	7,998
Deferred taxes	990	996
Other liabilities	519	564
Noncurrent liabilities of discontinued operations	4	4
Total liabilities	12,531	13,156
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	360	349
Earnings retained in the business	2,107	2,224
Capital stock in treasury, at cost	(1,077)	(1,103)
Accumulated other comprehensive loss	(174)	(118)
Total Campbell Soup Company shareholders' equity	1,228	1,364
Noncontrolling interests	9	9
Total equity	1,237	1,373
Total liabilities and equity	$13,768	$14,529
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Nine Months Ended
	April 28, 2019	April 29, 2018
Cash flows from operating activities:
Net earnings	$219	$167
Adjustments to reconcile net earnings to operating cash flow
Impairment charges	360	694
Restructuring charges	22	59
Stock-based compensation	45	48
Noncurrent income taxes	—	52
Amortization of inventory fair value adjustment from acquisition	—	37
Pension and postretirement benefit income	(16)	(48)
Depreciation and amortization	349	266
Deferred income taxes	50	(192)
Losses on sales of discontinued operations businesses	18	—
Other, net	21	10
Changes in working capital, net of acquisitions and divestitures
Accounts receivable	(63)	(18)
Inventories	156	50
Prepaid assets	(19)	(84)
Accounts payable and accrued liabilities	60	26
Other	(54)	(43)
Net cash provided by operating activities	1,148	1,024
Cash flows from investing activities:
Purchases of plant assets	(274)	(223)
Purchases of route businesses	(27)	(5)
Sales of route businesses	29	5
Businesses acquired, net of cash acquired	(18)	(6,773)
Sales of discontinued operations businesses, net of cash divested	54	—
Other, net	14	(12)
Net cash used in investing activities	(222)	(7,008)
Cash flows from financing activities:
Short-term borrowings	4,681	7,811
Short-term repayments	(4,995)	(7,577)
Long-term borrowings	—	6,200
Long-term repayments	(300)	(43)
Dividends paid	(318)	(321)
Treasury stock purchases	—	(86)
Payments related to tax withholding for stock-based compensation	(8)	(23)
Repurchase of noncontrolling interest	—	(47)
Payments of debt issuance costs	(1)	(49)
Net cash provided by (used in) financing activities	(941)	5,865
Effect of exchange rate changes on cash	(5)	(1)
Net change in cash and cash equivalents	(20)	(120)
Cash and cash equivalents — beginning of period	218	314
Cash and cash equivalents of discontinued operations — beginning of period	8	5
Cash and cash equivalents of discontinued operations — end of period	(4)	(4)
Cash and cash equivalents — end of period	$202	$195
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at January 28, 2018	323	$12	(22)	$(1,104)	$321	$2,734	$(21)	$7	$1,949
Noncontrolling interest acquired								47	47
Repurchase of noncontrolling interest								(47)	(47)
Net earnings (loss)						(393)		—	(393)
Other comprehensive income (loss)							(55)	—	(55)
Dividends ($.35 per share)						(105)			(105)
Treasury stock purchased			—	—					—
Treasury stock issued under management incentive and stock option plans			—	—	15				15
Balance at April 29, 2018	323	$12	(22)	$(1,104)	$336	$2,236	$(76)	$7	$1,411

Balance at July 30, 2017	323	$12	(22)	$(1,066)	$359	$2,385	$(53)	$8	$1,645
Noncontrolling interest acquired								47	47
Repurchase of noncontrolling interest								(47)	(47)
Net earnings (loss)						167		—	167
Other comprehensive income (loss)							(23)	(1)	(24)
Dividends ($.1.05 per share)						(316)			(316)
Treasury stock purchased			(2)	(86)					(86)
Treasury stock issued under management incentive and stock option plans			2	48	(23)				25
Balance at April 29, 2018	323	$12	(22)	$(1,104)	$336	$2,236	$(76)	$7	$1,411

Balance at January 27, 2019	323	$12	(22)	$(1,079)	$349	$2,130	$(143)	$9	$1,278
Net earnings (loss)						84		—	84
Other comprehensive income (loss)							(31)	—	(31)
Dividends ($.35 per share)						(107)			(107)
Treasury stock purchased			—	—					—
Treasury stock issued under management incentive and stock option plans			—	2	11				13
Balance at April 28, 2019	323	$12	(22)	$(1,077)	$360	$2,107	$(174)	$9	$1,237

Balance at July 29, 2018	323	$12	(22)	$(1,103)	$349	$2,224	$(118)	$9	$1,373
Cumulative effect of changes in accounting principle:
Revenue(1)						(8)			(8)
Stranded tax effects(1)						(9)	9		—
Net earnings (loss)						219		—	219
Other comprehensive income (loss)							(65)	—	(65)
Dividends ($1.05 per share)						(319)			(319)
Treasury stock purchased			—	—					—
Treasury stock issued under management incentive and stock option plans			—	26	11				37
Balance at April 28, 2019	323	$12	(22)	$(1,077)	$360	$2,107	$(174)	$9	$1,237
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
The consolidated financial statements include our accounts and entities in which we maintain a controlling financial interest and a variable interest entity (VIE) for which we are the primary beneficiary. Intercompany transactions are eliminated in consolidation. See Note 3 for a discussion of Discontinued Operations. Certain amounts in prior-year financial statements were reclassified to conform to the current-year presentation.
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
Revenue Recognition - Our revenues primarily consist of the sale of food and beverage products through our own sales force and/or third-party brokers and distribution partners. Revenues are recognized when our performance obligation has been satisfied and control of the product passes to our customers, which typically occurs when products are delivered or accepted by customers in accordance with terms of agreements. We make shipments promptly after acceptance of orders. Shipping and handling costs incurred to deliver the product are recorded within Cost of products sold. Amounts billed and due from our customers are classified as Accounts receivable in the Consolidated Balance Sheets and require payment on a short-term basis. Revenues are recognized net of provisions for returns, discounts and certain sales promotion expenses, such as feature price discounts, in-store display incentives, cooperative advertising programs, new product introduction fees and coupon redemption costs. These forms of variable consideration are recognized upon sale. The recognition of costs for promotion programs involves the use of judgment related to performance and redemption estimates. Estimates are made based on historical experience and other factors, including expected volume. Historically, the difference between actual experience compared to estimated redemptions and performance has not been significant to the quarterly or annual financial statements. Differences between estimates and actual costs are recognized as a change in estimate in a subsequent period. Revenues are presented on a net basis for arrangements under which suppliers perform certain additional services. See Note 7 for additional information on disaggregation of revenue. In 2019, we adopted revised guidance on the recognition of revenue from contracts with customers. See Note 2 for additional information.

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

The impacts of the changes to our Consolidated Balance Sheet as of April 28, 2019, as a result of adoption are as follows:

	As Reported	Balances Without Adoption	Increase/(Decrease) Due to Adoption
Accounts receivable, net	$753	$752	$1
Total current assets	2,161	2,160	1
Total assets	13,768	13,767	1

Payable to suppliers and others	$841	$840	$1
Accrued liabilities	672	661	11
Accrued income taxes	18	21	(3)
Total current liabilities	3,511	3,502	9
Total liabilities	12,531	12,522	9

Campbell Soup Company shareholders' equity
Earnings retained in the business	$2,107	$2,115	$(8)
Total Campbell Soup Company shareholders' equity	1,228	1,236	(8)
Total equity	1,237	1,245	(8)
Total liabilities and equity	13,768	13,767	1
The impacts of the changes to our Consolidated Statement of Earnings as a result of adoption are as follows:

	Three Months Ended			Nine Months Ended
	April 28, 2019			April 28, 2019
	As Reported	Balances Without Adoption	Increase/(Decrease) Due to Adoption	As Reported	Balances Without Adoption	Increase/(Decrease) Due to Adoption
Net sales	$2,178	$2,172	$6	$7,129	$7,128	$1

Cost of products sold	$1,455	$1,454	$1	$4,781	$4,780	$1
Total costs and expenses	$1,912	$1,911	$1	$6,119	$6,118	$1
Earnings before interest and taxes	$266	$261	$5	$1,010	$1,010	$—
Earnings before taxes	$175	$170	$5	$734	$734	$—
Taxes on earnings	44	43	1	184	184	—
Earnings from continuing operations attributable to Campbell Soup Company	$131	$127	$4	$550	$550	$—

Per Share — Basic
Earnings from continuing operations attributable to Campbell Soup Company(1)	$.44	$.42	$.01	$1.83	$1.83	$—
Per Share — Assuming Dilution
Earnings from continuing operations attributable to Campbell Soup Company	$.43	$.42	$.01	$1.82	$1.82	$—
_______________________________________

(1)	The sum of individual per share amounts may not add due to rounding.
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
In February 2018, the FASB issued guidance that provides entities an option to reclassify the stranded tax effects of the Tax Cuts and Jobs Act of 2017 on items within accumulated other comprehensive income to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. Entities are able to early adopt the guidance in any interim or annual period for which financial statements have not yet been issued and apply it either in the period of adoption or retrospectively to each period in which the tax effects of the Tax Cuts and Jobs Act of 2017 related to items in accumulated other comprehensive income are recognized. We adopted the guidance in the first quarter of 2019, effective on July 30, 2018, and elected not to reclassify prior periods. The adoption resulted in a cumulative effect adjustment of $9 to decrease the opening balance of Earnings retained in the business and a corresponding net decrease to the components of Accumulated other comprehensive income (loss). See Note 5 for additional information.
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

3.	Discontinued Operations
On August 30, 2018, we announced plans to pursue the divestiture of businesses within two operating segments: our international biscuits and snacks operating segment, which includes Arnott’s, Kelsen and our operations in Indonesia, Malaysia, Hong Kong and Japan; and the Campbell Fresh operating segment, which includes Bolthouse Farms, Garden Fresh Gourmet and the U.S. refrigerated soup business.
On February 25, 2019, we sold our U.S refrigerated soup business and on April 25, 2019, we sold our Garden Fresh Gourmet business. Proceeds were approximately $55, subject to customary purchase price adjustments. On April 12, 2019, we signed a definitive agreement for the sale of Bolthouse Farms to an affiliate of Butterfly Equity for $510, subject to customary purchase price adjustments. We expect to complete the sale in the fourth quarter of 2019. Beginning in the third quarter of 2019, we have reflected the results of these businesses as discontinued operations in the Consolidated Statements of Earnings for all periods presented.
Results of discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018
Net sales	$210	$247	$666	$723

Impairment charges	$—	$619	$360	$694

Earnings (loss) before taxes from operations	$7	$(633)	$(361)	$(720)
Taxes on earnings from operations	7	(167)	(82)	(197)
Loss on sale of businesses / costs associated with selling the businesses	(24)	—	(31)	—
Tax impact of loss on sale / costs associated with selling the businesses	23	—	21	—
Loss from discontinued operations	$(47)	$(466)	$(331)	$(523)
In the second quarter of 2019, we performed interim impairment assessments on the intangible and tangible assets of the businesses. We revised our future outlook for earnings and cash flows for each of these businesses as the divestiture process progressed and we received initial indications of value. Within Bolthouse Farms carrot and carrot ingredients, we recorded impairment charges of $18 on the trademark, $40 on customer relationships, $15 on technology and $104 on plant assets. Within Bolthouse Farms refrigerated beverages and salad dressings, we recorded impairment charges of $74 on the trademark, $22 on customer relationships, and $9 on plant assets. On Garden Fresh Gourmet, we recorded impairment charges of $23 on the trademark, $39 on customer relationships, and $2 on plant assets. In the first quarter of 2019, we recorded an impairment charge of $14 on the U.S refrigerated soup plant assets.
In the third quarter of 2019, we incurred pre-tax expenses of $24 associated with the sale process of the businesses in Campbell Fresh, including losses on the sale of the U.S. refrigerated soup business and Garden Fresh Gourmet of $15. Year-to-date in 2019, we incurred pre-tax expenses of $31 associated with the sale process of the businesses, including losses on the sale of the U.S. refrigerated soup business and Garden Fresh Gourmet of $18. In addition, due to the pending sale of Bolthouse Farms, we recorded tax expense of $29 in the three- and nine-month periods ended April 28, 2019, as deferred tax assets are not realizable.

The assets and liabilities of Bolthouse Farms have been reflected as assets and liabilities of discontinued operations as of April 28, 2019, and July 29, 2018. In addition, the assets and liabilities of the Garden Fresh Gourmet business and our U.S refrigerated soup business, which were sold in the current-year quarter, have been reflected as assets and liabilities of discontinued operations as of July 29, 2018.

	April 28, 2019	July 29, 2018
Cash	$4	$8
Accounts receivable, net	77	84
Inventories	137	161
Other current assets	2	3
Current assets	$220	$256

Plant assets, net of depreciation	$199	$413
Other intangible assets, net of amortization	143	381
Other assets	4	4
Total assets	$566	$1,054

Payable to suppliers and others	$57	$79
Accrued liabilities	43	39
Current liabilities	$100	$118

Deferred taxes	$—	$(1)
Other liabilities	4	5
Total liabilities	$104	$122
The depreciation and amortization, capital expenditures, sale proceeds and significant operating noncash items of discontinued operations were as follows:

	Nine Months Ended
	April 28, 2019	April 29, 2018
Cash flows from discontinued operating activities:
Impairment charges	$360	$694
Depreciation and amortization	44	55
Loss on sale of businesses	18	—

Cash flows from discontinued investing activities:
Capital expenditures	$20	$28
Sale of businesses, net of cash divested	54	—

We will provide certain transition services to support the divested businesses.

4.	Acquisitions
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
The table below presents the fair value that was allocated to acquired assets and assumed liabilities of Snyder's-Lance. In the first quarter ended October 28, 2018, we made measurement period adjustments to reflect facts and circumstances in existence as of the date of acquisition. These adjustments included a $134 decrease to indefinite-lived trademarks, a $52 decrease to customer relationships, a $43 decrease to Deferred taxes and a $140 increase to Goodwill.

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
For the three- and nine-month periods ended April 28, 2019, the acquisition of Snyder's-Lance contributed $532 and $1,615 to Net sales. The contribution to Net earnings (loss) from continuing operations were losses of $9 and $26 for the three- and nine-month periods ended April 28, 2019, including expenses associated with restructuring charges and cost savings initiatives, as well as interest expense on the debt to finance the acquisition.
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

For the three- and nine-month periods ended April 28, 2019, the acquisition of Pacific Foods contributed $55 and $182 to Net sales. The contribution to Net earnings (loss) from continuing operations were losses of $4 and $7 for the three- and nine-month periods ended April 28, 2019, including interest expense on the debt to finance the acquisition. For the nine-month period ended April 29, 2018, the contribution of the Pacific Foods acquisition to Net sales was $83. The contribution to Net earnings was not material.
The following unaudited summary information is presented on a consolidated pro forma basis as if the Snyder's-Lance and Pacific Foods acquisitions had occurred on August 1, 2016:

	Three Months Ended	Nine Months Ended
	April 29, 2018	April 29, 2018
Net sales	$2,201	$7,280
Earnings from continuing operations attributable to Campbell Soup Company	$98	$795
Earnings from continuing operations per share attributable to Campbell Soup Company - basic	$.33	$2.64
Earnings from continuing operations per share attributable to Campbell Soup Company - assuming dilution	$.33	$2.63
The pro forma amounts include additional interest expense on the debt issued to finance the purchases, amortization and depreciation expense based on the estimated fair value and useful lives of intangible assets and plant assets, and related tax effects. The pro forma results are not necessarily indicative of the combined results had the Snyder's-Lance and Pacific Foods acquisitions been completed on August 1, 2016, nor are they indicative of future combined results. The pro forma results for the three- and nine-month periods ended April 29, 2018 do not include certain transaction costs, amortization of the acquisition date fair value adjustment to inventories, or a gain on treasury rate lock contracts, as all of these would be reflected in the nine-month period ended April 30, 2017, had the acquisitions occurred on August 1, 2016.
With the acquisition of Snyder's-Lance, we acquired an investment in Yellow Chips Holdings B.V. (Yellow Chips), and accounted for the investment under the equity method of accounting. On October 30, 2018, we purchased the remaining ownership interest in Yellow Chips, and began consolidating the business. The purchase price was $18. The pro forma results for the nine-month period ended April 28, 2019 and the three- and nine-month periods ended April 29, 2018 were not material.

5.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

	Foreign Currency Translation Adjustments(1)	Gains (Losses) on Cash Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at July 30, 2017	$(84)	$(22)	$53	$(53)
Other comprehensive income (loss) before reclassifications	(24)	15	(2)	(11)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	(14)	(12)
Net current-period other comprehensive income (loss)	(24)	17	(16)	(23)
Balance at April 29, 2018	$(108)	$(5)	$37	$(76)
Balance at July 29, 2018	$(154)	$(4)	$40	$(118)
Cumulative effect of a change in accounting principle(4)	2	(3)	10	9
Other comprehensive income (loss) before reclassifications	(49)	1	—	(48)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(17)	(17)
Net current-period other comprehensive income (loss)	(49)	1	(17)	(65)
Balance at April 29, 2019	$(201)	$(6)	$33	$(174)
_____________________________________

(1)	Included a tax expense of $4 as of April 28, 2019, and $6 as of July 29, 2018, April 29, 2018, and July 30, 2017.

(2)	Included a tax benefit of $1 as of April 28, 2019, $4 as of July 29, 2018, $5 as of April 29, 2018, and $12 as of July 30, 2017.

(3)	Included a tax expense of $10 as of April 28, 2019, $25 as of July 29, 2018, $24 as of April 29, 2018, and $30 as of July 30, 2017.

(4)	Reflects the adoption of the FASB guidance on stranded tax effects. See Note 2 for additional information.
Amounts related to noncontrolling interests were not material.
The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018	Location of (Gain) Loss Recognized in Earnings
(Gains) losses on cash flow hedges:
Foreign exchange forward contracts	$(1)	$—	$(1)	$—	Cost of products sold
Foreign exchange forward contracts	(1)	—	(1)	—	Other expenses / (income)
Forward starting interest rate swaps	1	1	2	2	Interest expense
Total before tax	(1)	1	—	2
Tax expense (benefit)	—	—	—	—
(Gain) loss, net of tax	$(1)	$1	$—	$2

Pension and postretirement benefit adjustments:
Prior service credit	$(8)	$(7)	$(22)	$(20)	Other expenses / (income)
Tax expense (benefit)	2	2	5	6
(Gain) loss, net of tax	$(6)	$(5)	$(17)	$(14)

6.	Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill by business segment:

	Meals and Beverages	Global Biscuits and Snacks	Total
Net balance at July 29, 2018	$978	$3,602	$4,580
Changes in preliminary purchase price allocation	—	140	140
Acquisition	—	21	21
Foreign currency translation adjustment	(3)	(36)	(39)
Net balance at April 28, 2019	$975	$3,727	$4,702
During the three-month period ended October 28, 2018, we made changes in the preliminary allocation of the purchase price of the Snyder's-Lance acquisition which resulted in a change in goodwill of $140 in the Global Biscuits and Snacks segment. On October 30, 2018, we acquired the remaining ownership interest in Yellow Chips and began consolidating the business, which resulted in goodwill of $21. See Note 4 for additional information.
Intangible Assets
The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

				April 28, 2019			July 29, 2018
Intangible Assets	Estimated Useful Lives			Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships	10	to	22	$890	$(67)	$823	$936	$(34)	$902
Other	1.5	to	20	17	(14)	3	17	(6)	11
Total amortizable intangible assets				$907	$(81)	$826	$953	$(40)	$913
Non-amortizable intangible assets
Trademarks						2,761			2,902
Total net intangible assets						$3,587			$3,815
The intangible assets of Campbell Fresh are included in Noncurrent assets of discontinued operations on the Consolidated Balance Sheets. See also Note 3 See for additional information on discontinued operations.
Non-amortizable intangible assets consist of trademarks, which include Snyder's of Hanover, Lance, Kettle Brand, Pace, Pacific Foods, Snack Factory, Cape Cod, Pop Secret, Kjeldsens, Plum, and Late July. Other amortizable intangible assets consist of recipes, non-compete agreements, trademarks, and patents.
Amortization of intangible assets in Earnings from continuing operations was $37 and $9 for the nine-month periods ended April 28, 2019 and April 29, 2018, respectively. Amortization expense for the next 5 years is estimated to be $51 in 2019, $47 in 2020 and $45 in 2021 through 2023.

7.	Segment Information
Commencing in the third quarter of 2018 with the acquisition of Snyder's-Lance, we formed a new U.S. snacking unit, which combines Snyder's-Lance and Pepperidge Farm, and is an operating segment. Through the second quarter of 2019, we had four operating segments based primarily on product type, and three reportable segments. The operating segments were Meals and Beverages; U.S. snacking; international biscuits and snacks; and Campbell Fresh. The U.S. snacking operating segment is aggregated with the international biscuits and snacks operating segment to form the Global Biscuits and Snacks reportable segment. The operating segments are aggregated based on similar economic characteristics, products, production processes, types or classes of customers, distribution methods, and regulatory environment.
On August 30, 2018, we announced plans to pursue the divestiture of our international biscuits and snacks operating segment, and the Campbell Fresh segment. The international biscuits and snacks operating segment and the Campbell Fresh segment combined represent approximately $2,100 in net sales in 2018.

On February 25, 2019, we sold our U.S refrigerated soup business. On April 25, 2019, we sold our Garden Fresh Gourmet business. On April 12, 2019, we signed a definitive agreement for the sale of Bolthouse Farms to an affiliate of Butterfly Equity. These businesses were historically included in the Campbell Fresh segment. Beginning in the third quarter of 2019, the results of these businesses are reported as discontinued operations for the periods presented. A portion of the U.S. refrigerated soup business historically included in Campbell Fresh was retained, and is now reported in Meals and Beverages. Prior periods have been adjusted to conform to the current presentation. Our reportable segments are as follows:

•
Meals and Beverages segment includes the retail and food service businesses in the U.S., Canada and Latin America. The segment includes the following products: Campbell’s condensed and ready-to-serve soups; Swanson broth and stocks; Prego pasta sauces; Pace Mexican sauces; Campbell’s gravies, pasta, beans and dinner sauces; Swanson canned poultry; Plum food and snacks; V8 juices and beverages; Campbell’s tomato juice; and as of December 12, 2017, Pacific broth, soups, non-dairy beverages and other simple meals; and

•
Global Biscuits and Snacks segment represents an aggregation of the following operating segments: U.S. snacks operating segment, which includes Pepperidge Farm cookies, crackers, bakery and frozen products in U.S. retail, and Snyder’s-Lance pretzels, sandwich crackers, potato chips, tortilla chips and other snacking products in the U.S. and Europe; and the international biscuits and snacks operating segment, which includes Arnott’s biscuits in Australia and Asia Pacific, Kelsen cookies globally, and the simple meals and shelf-stable beverages business in Australia and Asia Pacific.

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

	Three Months Ended		Nine Months Ended
	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018
Net sales
Meals and Beverages	$1,024	$1,033	$3,513	$3,501
Global Biscuits and Snacks	1,154	843	3,615	2,239
Corporate	—	2	1	3
Total	$2,178	$1,878	$7,129	$5,743

	Three Months Ended		Nine Months Ended
	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018
Earnings before interest and taxes
Meals and Beverages	$207	$218	$753	$832
Global Biscuits and Snacks	139	121	478	375
Corporate(1)	(79)	(157)	(200)	(249)
Restructuring charges(2)	(1)	(24)	(21)	(58)
Total	$266	$158	$1,010	$900
_______________________________________

(1)
Represents unallocated items. Pension and postretirement benefit settlement and mark-to-market adjustments are included in Corporate. There were settlement charges of $28 in the three- and nine-month periods ended April 28, 2019, and mark-to-market gains of $14 in the nine-month period ended April 29, 2018. Costs related to cost savings initiatives were $19 and $45 for the three-month periods and $68 and $89 in the nine-month periods ended April 28, 2019, and April 29, 2018, respectively. Costs of $2 and $7 associated with the planned divestiture of our international biscuits and snacks operating segment were in the three- and nine-month periods ended April 28, 2019, respectively. Transaction and integration costs associated with the acquisition of Snyder's-Lance were $72 and $96 in the three- and nine-month periods ended April 29, 2018, respectively. A charge of $22 related to the settlement of a legal claim was included in the three- and nine-month periods ended April 29, 2018.

(2)	See Note 8 for additional information.
Our global net sales based on product categories are as follows:

	Three Months Ended		Nine Months Ended
	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018
Net sales
Soup	$560	$564	$2,108	$2,113
Snacks	1,138	818	3,567	2,180
Other simple meals	286	293	879	903
Beverages	194	203	574	545
Other	—	—	1	2
Total	$2,178	$1,878	$7,129	$5,743
Soup includes various soup, broths and stock products. Snacks include cookies, pretzels, crackers, biscuits, popcorn, nuts, potato chips, tortilla chips and other salty snacks and baked products. Other simple meals include sauces and Plum products.

8.	Restructuring Charges and Cost Savings Initiatives
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
Cost estimates, as well as timing for certain activities, are continuing to be developed.
A summary of the pre-tax charges recorded in Earnings from continuing operations related to both programs is as follows:

	Three Months Ended		Nine Months Ended
	April 28, 2019	April 29, 2018(1)	April 28, 2019	April 29, 2018(1)	Recognized as of April 28, 2019(2)
Restructuring charges	$1	$24	$21	$58	$235
Administrative expenses	12	35	35	73	236
Cost of products sold	4	14	25	20	74
Marketing and selling expenses	2	2	6	2	9
Research and development expenses	1	—	2	—	2
Total pre-tax charges	$20	$75	$89	$153	$556
_______________________________________

(1)
Includes $10 of Restructuring charges and $6 of Administrative expenses in the three- and nine-month periods ended April 29, 2018 associated with the Snyder's-Lance cost transformation program and integration.

(2)	Includes $13 of Restructuring charges and $12 of Administrative expenses associated with the Snyder's-Lance cost transformation program and integration recognized in 2018.

A summary of the pre-tax charges recorded in Loss from discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018	Recognized as of April 28, 2019(1)
Total pre-tax charges	$—	$1	$1	$2	$8
_______________________________________
(1)     Includes $4 of Severance pay and benefits and $4 of Implementation costs and other related costs.
As of April 28, 2019, we incurred all of the costs for actions associated with discontinued operations. All of the costs were cash expenditures.
A summary of the pre-tax costs in Earnings from continuing operations associated with both programs is as follows:

Recognized as of April 28, 2019
Severance pay and benefits(1)	$211
Asset impairment/accelerated depreciation	69
Implementation costs and other related costs(2)	276
Total	$556
_______________________________________

(1)	Includes $13 of charges associated with the Snyder's-Lance cost transformation program and integration recognized in 2018.

(2)	Includes $12 of charges associated with the Snyder's-Lance cost transformation program and integration recognized in 2018.
The total estimated pre-tax costs associated with continuing operations for actions that have been identified under both programs are approximately $610 to $655 and we expect to incur substantially all of the costs through 2020. This estimate will be updated as costs for the expanded initiatives are developed.
We expect the costs for actions that have been identified to date associated with continuing operations under both programs to consist of the following: approximately $210 to $215 in severance pay and benefits; approximately $70 in asset impairment and accelerated depreciation; and approximately $330 to $370 in implementation costs and other related costs.We expect these pre-tax costs to be associated with our segments as follows: Meals and Beverages - approximately 37%; Global Biscuits and Snacks - approximately 40%; and Corporate - approximately 23%.
Of the aggregate $610 to $655 of pre-tax costs identified to date associated with continuing operations, we expect approximately $530 to $575 will be cash expenditures. In addition, we expect to invest approximately $340 in capital expenditures through 2021, of which we invested approximately $226 as of April 28, 2019. The capital expenditures primarily related to the U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, optimization of information technology infrastructure and applications, insourcing of manufacturing for certain simple meal products, and optimization of the Snyder’s-Lance warehouse and distribution network.
A summary of the restructuring activity and related reserves associated with continuing operations at April 28, 2019, is as follows:

	Severance Pay and Benefits	Implementation Costs and Other Related Costs(3)	Asset Impairment/Accelerated Depreciation	Total Charges
Accrued balance at July 29, 2018(1)	$45
2019 charges	21	44	24	$89
2019 cash payments	(26)
Foreign currency translation adjustment	(1)
Accrued balance at April 28, 2019(2)	$39
_______________________________________

(1)
Includes $24 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet, $1 of which is associated with the Snyder's-Lance cost transformation program and integration. Of total accrued balance, $9 is associated with the Snyder's-Lance cost transformation program and integration.

(2)	Includes $11 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.

(3)
Includes other costs recognized as incurred that are not reflected in the restructuring reserve in the Consolidated Balance Sheets. The costs are included in Administrative expenses, Cost of products sold, Marketing and selling expenses, and Research and development expenses in the Consolidated Statements of Earnings.

Restructuring related reserves included in Current liabilities of discontinued operations were $1 and $0 at July 29, 2018 and April 28, 2019, respectively.
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs in Earnings from continuing operations associated with segments is as follows:

	April 28, 2019
	Three Months Ended	Nine Months Ended	Costs Incurred to Date(1)
Meals and Beverages	$7	$42	$220
Global Biscuits and Snacks	6	22	198
Corporate	7	25	138
Total	$20	$89	$556
_______________________________________

(1)	Includes $25 of pre-tax costs associated with the Global Biscuits and Snacks segment recognized in 2018 related to the Snyder's-Lance cost transformation program and integration.

9.	Earnings per Share (EPS)
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. The earnings per share calculation for the three- and nine-month periods ended April 28, 2019, excludes approximately 2 million stock options that would have been antidilutive. The earnings per share calculation for the three-month period ended April 29, 2018, excludes approximately 2 million stock options that would have been antidilutive. The earnings per share calculation for the nine-month period ended April 29, 2018, excludes approximately 1 million stock options that would have been antidilutive.

10.	Noncontrolling Interests
We own a 60% controlling interest in a joint venture formed with Swire Pacific Limited to support our soup and broth business in China and a 70% controlling interest in a Malaysian food products manufacturing company. We also own a 99.8% interest in Acre Venture Partners, L.P. (Acre), a limited partnership formed to make venture capital investments in innovative new companies in food and food-related industries. See Note 13 for additional information.
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

11.	Pension and Postretirement Benefits
Components of net benefit expense (income) were as follows:

	Three Months Ended				Nine Months Ended
	Pension		Postretirement		Pension		Postretirement
	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018
Service cost	$5	$6	$1	$1	$16	$18	$1	$1
Interest cost	21	19	2	1	62	56	6	5
Expected return on plan assets	(36)	(36)	—	—	(107)	(108)	—	—
Amortization of prior service credit	—	—	(8)	(7)	—	—	(22)	(20)
Special termination benefits	—	—	—	—	—	2	—	—
Settlement charge	28	—	—	—	28	—	—	—
Net periodic benefit income	$18	$(11)	$(5)	$(5)	$(1)	$(32)	$(15)	$(14)
The settlement charge of $28 resulted from the level of lump sum distributions associated with a U.S. pension plan.
The special termination benefits of $2 related to the planned closure of the manufacturing facility in Toronto, Ontario, and were included in Restructuring charges. See Note 8.
The components of net periodic benefit expense (income) from continuing operations other than the service cost component are included in Other expenses / (income) in Earnings from continuing operations.

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
Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We did not have credit-risk-related contingent features in our derivative instruments as of April 28, 2019, or July 29, 2018.
We are also exposed to credit risk from our customers. During 2018, our largest customer accounted for approximately 18% of consolidated net sales from continuing operations. Our five largest customers accounted for approximately 39% of our consolidated net sales from continuing operations in 2018.
We closely monitor credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk related to our international operations, including non-functional currency intercompany debt and net investments in subsidiaries. We are also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. Principal currencies hedged include the Canadian dollar, Australian dollar and U.S. dollar. We utilize foreign exchange forward purchase and sale contracts, as well as cross-currency swaps, to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. To hedge currency exposures related to intercompany debt, we enter into foreign exchange forward purchase and sale contracts, as well as cross-currency swap contracts, for periods consistent with the underlying debt. The notional amount of foreign exchange forward contracts accounted for as cash-flow hedges was $98 at April 28, 2019, and $104 at July 29, 2018. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings on the same line item and the same period in which the underlying hedged transaction affects earnings. The notional amount of foreign exchange forward contracts that are not designated as accounting hedges was $169 and $140 at April 28, 2019, and July 29, 2018, respectively. There were no cross-currency swap contracts outstanding as of April 28, 2019, or July 29, 2018.
Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. We manage our exposure to interest rate volatility on future debt issuances by entering into forward starting interest rate swaps or treasury rate lock contracts to lock in the rate on the interest payments related to the anticipated debt issuances. The contracts are either designated as cash-flow hedging instruments or are undesignated. The effective portion of the changes in fair value on designated instruments is recorded in other comprehensive income (loss) and reclassified into the Consolidated Statements of Earnings over the life of the debt. The change in fair value on undesignated instruments is recorded in interest expense. There were no forward starting interest rate swaps or treasury rate lock contracts outstanding as of April 28, 2019, or July 29, 2018.
Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of diesel fuel, wheat, soybean oil, aluminum, natural gas, cocoa, soybean meal, corn, butter, and cheese, which impact the cost of raw materials. Commodity futures, options and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. There were no commodity contracts accounted for as cash-flow hedges as of April 28, 2019, or July 29, 2018. The notional amount of commodity contracts not designated as accounting hedges was $233 at April 28, 2019, and $118 at July 29, 2018.
In 2017, we entered into a supply contract under which prices for certain raw materials are established based on anticipated volume requirements over a twelve-month period. Certain prices under the contract are based in part on certain component parts of the raw materials that are in excess of our needs or not required for our operations, thereby creating an embedded derivative requiring bifurcation. We net settle amounts due under the contract with our counterparty. The notional value was approximately $43 as of April 28, 2019, and $33 as of July 29, 2018. The fair value was not material as of April 28, 2019, and July 29, 2018. Unrealized gains (losses) and settlements are included in Cost of products sold in our Consolidated Statements of Earnings.
Equity Price Risk
We enter into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of our capital stock, the total return of the Vanguard Institutional Index Institutional Plus Shares and the total return of the Vanguard Total International Stock Index. Under these contracts, we pay variable interest rates and receive from the counterparty either: the total return on our capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index Institutional Plus Shares; or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index. These contracts were not designated as hedges for accounting purposes. We enter into these contracts for periods typically not exceeding 12 months. The notional amounts of the contracts were $31 as of April 28, 2019, and $41 as of July 29, 2018.

The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of April 28, 2019, and July 29, 2018:

	Balance Sheet Classification	April 28, 2019	July 29, 2018
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$1	$1
Total derivatives designated as hedges		$1	$1
Derivatives not designated as hedges:
Commodity derivative contracts	Other current assets	$6	$5
Deferred compensation derivative contracts	Other current assets	1	1
Foreign exchange forward contracts	Other current assets	3	3
Total derivatives not designated as hedges		$10	$9
Total asset derivatives		$11	$10

	Balance Sheet Classification	April 28, 2019	July 29, 2018
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$2	$2
Total derivatives designated as hedges		$2	$2
Derivatives not designated as hedges:
Commodity derivative contracts	Accrued liabilities	$10	$3
Commodity derivative contracts	Other liabilities	1	1
Total derivatives not designated as hedges		$11	$4
Total liability derivatives		$13	$6
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of April 28, 2019, and July 29, 2018, would be adjusted as detailed in the following table:

	April 28, 2019			July 29, 2018
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$11	$(5)	$6	$10	$(3)	$7
Total liability derivatives	$13	$(5)	$8	$6	$(3)	$3
We are required to maintain cash margin accounts in connection with funding the settlement of open positions for exchange-traded commodity derivative instruments. At April 28, 2019, and July 29, 2018, a cash margin account balance of $10 and $2, respectively, was included in Other current assets in the Consolidated Balance Sheets.

The following tables show the effect of our derivative instruments designated as cash-flow hedges for the three- and nine- month periods ended April 28, 2019, and April 29, 2018, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-Flow Hedge OCI Activity
Derivatives Designated as Cash-Flow Hedges		April 28, 2019	April 29, 2018
Three Months Ended
OCI derivative gain (loss) at beginning of quarter		$(8)	$(22)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		2	6
Forward starting interest rate swaps		—	5
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	(1)	—
Foreign exchange forward contracts	Other expenses / (income)	(1)	—
Forward starting interest rate swaps	Interest expense	1	1
OCI derivative gain (loss) at end of quarter		$(7)	$(10)

Nine Months Ended
OCI derivative gain (loss) at beginning of year		$(8)	$(34)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		1	7
Forward starting interest rate swaps		—	15
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	(1)	—
Foreign exchange forward contracts	Other expenses / (income)	(1)	—
Forward starting interest rate swaps	Interest expense	2	2
OCI derivative gain (loss) at end of quarter		$(7)	$(10)
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a gain of $1. The ineffective portion and amount excluded from effectiveness testing were not material.
The following table shows the effects of our derivative instruments not designated as hedges for the three- and nine-month periods ended April 28, 2019, and April 29, 2018, in Earnings from continuing operations:

		Amount of (Gain) Loss Recognized in Earnings on Derivatives
		Three Months Ended		Nine Months Ended
Derivatives not Designated as Hedges	Location of (Gain) Loss Recognized in Earnings	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018
Foreign exchange forward contracts	Other expenses / (income)	$—	$—	$—	$(1)
Commodity derivative contracts	Cost of products sold	6	(3)	7	(3)
Deferred compensation derivative contracts	Administrative expenses	(4)	4	(1)	(1)
Treasury rate lock contracts	Interest expense	—	(17)	—	(18)
Total (gain) loss at end of quarter		$2	$(16)	$6	$(23)

13.	Variable Interest Entity
In February 2016, we agreed to make a capital commitment subject to certain qualifications of up to $125 to Acre, a limited partnership formed to make venture capital investments in innovative new companies in food and food-related industries. Acre is managed by its general partner, Acre Ventures GP, LLC, which is independent of us. We are the sole limited partner of Acre and own a 99.8% interest. Our share of earnings (loss) is calculated according to the terms of the partnership agreement. Acre is a VIE. We have determined that we are the primary beneficiary. Therefore, we consolidate Acre and account for the third-party ownership as a noncontrolling interest. Through April 28, 2019, we funded $83 of the capital commitment. On August 29, 2018, we provided notice of termination of the investment period and have no obligation to make any further capital contributions to Acre for new investments, but are required to pay obligations made prior to the notice of termination, the management fee and permitted partnership expenses.
Acre elected the fair value option to account for qualifying investments to more appropriately reflect the value of the investments in the financial statements. The investments were $78 as of April 28, 2019, and $77 as of July 29, 2018, and are included in Other assets on the Consolidated Balance Sheets. Changes in the fair values of investments for which the fair value option was elected are included in Other expenses / (income) on the Consolidated Statements of Earnings. Current assets and liabilities of Acre were not material as of April 28, 2019, or July 29, 2018.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our financial assets and liabilities that are measured at fair value on a recurring basis as of April 28, 2019, and July 29, 2018, consistent with the fair value hierarchy:

	Fair Value as of April 28, 2019	Fair Value Measurements at April 28, 2019 Using Fair Value Hierarchy			Fair Value as of July 29, 2018	Fair Value Measurements at July 29, 2018 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts(1)	$4	$—	$4	$—	$4	$—	$4	$—
Commodity derivative contracts(2)	6	4	2	—	5	5	—	—
Deferred compensation derivative contracts(3)	1	—	1	—	1	—	1	—
Deferred compensation investments(4)	4	4	—	—	6	6	—	—
Fair value option investments(5)	78	—	—	78	77	—	—	77
Total assets at fair value	$93	$8	$7	$78	$93	$11	$5	$77

	Fair Value as of April 28, 2019	Fair Value Measurements at April 28, 2019 Using Fair Value Hierarchy			Fair Value as of July 29, 2018	Fair Value Measurements at July 29, 2018 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange forward contracts(1)	$2	$—	$2	$—	$2	$—	$2	$—
Commodity derivative contracts(2)	11	9	2	—	4	3	1	—
Deferred compensation obligation(4)	93	93	—	—	108	108	—	—
Total liabilities at fair value	$106	$102	$4	$—	$114	$111	$3	$—
___________________________________

(1)	Based on observable market transactions of spot currency rates and forward rates.

(2)	Based on quoted futures exchanges and on observable prices of transactions in the marketplace.

(3)	Based on LIBOR and equity index swap rates.

(4)	Based on the fair value of the participants’ investments.

(5)
Primarily represents investments in equity securities that are not readily marketable and are accounted for under the fair value option. The investments were funded by Acre. See Note 13 for additional information. Fair value is based on analyzing recent transactions and transactions of comparable companies, and the discounted cash flow method. In addition, allocation methods, including the option pricing method, are used in distributing fair value among various equity holders according to rights and preferences.

The following table summarizes the changes in fair value of Level 3 investments for the nine-month periods ended April 28, 2019 and April 29, 2018:

	Nine Months Ended
	April 28, 2019	April 29, 2018
Fair value at beginning of year	$77	$49
Gains	1	8
Purchases	—	12
Fair value at end of quarter	$78	$69
Items Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, we are also required to measure certain items at fair value on a nonrecurring basis.
In 2019, we recognized impairment charges on trademarks, plant assets, customer relationships and technology in connection with interim assessments of fair value on intangible and tangible assets in Campbell Fresh. See also Note 3 for additional information on the impairment charges, which are included in Loss from discontinued operations.
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
Cash equivalents of $19 at April 28, 2019, and $14 at July 29, 2018, represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of long-term debt, including the current portion of long-term debt in Short-term borrowings, was $7,985 at April 28, 2019, and $8,347 at July 29, 2018. The carrying value was $8,028 at April 28, 2019, and $8,595 at July 29, 2018. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.

15.	Share Repurchases
In March 2017, the Board authorized a share repurchase program to purchase up to $1,500. The program has no expiration date, but it may be suspended or discontinued at any time. In addition to this publicly announced program, we have a separate Board authorization to purchase shares to offset the impact of dilution from shares issued under our stock compensation plans. We suspended our share repurchases as of the second quarter of 2018. Approximately $1,296 remained available under the March 2017 program as of April 28, 2019. During the nine-month period ended April 29, 2018, we repurchased 2 million shares at a cost of $86.

16.	Stock-based Compensation
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
Total pre-tax stock-based compensation expense and tax-related benefits recognized in Earnings from continuing operations were as follows:

	Three Months Ended		Nine Months Ended
	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018
Total pre-tax stock-based compensation expense	$13	$16	$43	$46
Tax-related benefits	$2	$3	$8	$10
The pre-tax stock-based compensation expense recognized in Losses from discontinued operations was $1 in the three-month period ended April 28, 2019, and $2 in the nine-month periods ended April 28, 2019, and April 29, 2018. The pre-tax stock based compensation expense recognized in the three-month period ended April 29, 2018 was not material. Tax-related benefits recognized in Losses from discontinued operations in the three- and nine-month periods ended April 28, 2019 were $1 and were not material in the three-and nine-month periods ended April 29, 2018.

The following table summarizes stock option activity as of April 28, 2019:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)
Outstanding at July 29, 2018	1,537	$50.36
Granted	596	$35.74
Exercised	—	$—
Terminated	(74)	$49.05
Outstanding at April 28, 2019	2,059	$46.17	7.5	$2
Exercisable at April 28, 2019	1,035	$50.88	6.1	$—
No options were exercised during the nine-month period ended April 29, 2018. We measure the fair value of stock options using the Black-Scholes option pricing model. The expected term of options granted was based on the weighted average time of vesting and the end of the contractual term. We utilized this simplified method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.
The weighted-average assumptions and grant-date fair values for grants in 2019 and 2018 were as follows:

	2019	2018
Risk-free interest rate	2.79%	2.06%
Expected dividend yield	3.84%	2.95%
Expected volatility	25.28%	19.60%
Expected term	6.1 years	6 years
Grant-date fair value	$6.27	$6.67
We expense stock options on a straight-line basis over the vesting period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of April 28, 2019, total remaining unearned compensation related to nonvested stock options was $2, which will be amortized over the weighted-average remaining service period of 2.5 years.
The following table summarizes time-lapse restricted stock units, EPS performance restricted stock units and FCF performance restricted stock units as of April 28, 2019:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 29, 2018	1,652	$47.01
Granted	1,331	$36.50
Vested	(689)	$47.77
Forfeited	(254)	$40.99
Nonvested at April 28, 2019	2,040	$40.64
We determine the fair value of time-lapse restricted stock units and EPS performance restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. We expense EPS performance restricted stock units on a graded-vesting basis, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. There were 66 thousand EPS performance target grants outstanding at April 28, 2019, with a weighted-average grant-date fair value of $49.10. The actual number of EPS performance restricted stock units issued at the vesting date could range from 0% to 100% of the initial grant, depending on actual performance achieved. We estimate expense based on the number of awards expected to vest.

In 2019, we issued approximately 388 thousand FCF performance restricted stock units for which vesting is contingent upon the achievement of free cash flow (defined as Net cash provided by operating activities less capital expenditures and certain investing and financing activities) compared to annual operating plan objectives over a three-year period. An annual objective will be established each fiscal year for three consecutive years. Performance against these objectives will be averaged at the end of the three-year period to determine the number of underlying units that will vest at the end of the three years. The actual number of FCF performance restricted stock units issued at the vesting date could range from 0% to 200% of the initial grant depending on actual performance achieved. The fair value of FCF performance restricted stock units will be based upon the quoted price of our stock at the date of grant. We will expense FCF performance restricted stock units over the requisite service period of each objective. In the nine-month period ended April 28, 2019, we granted 129 thousand of the issued FCF performance restricted stock units, which are included in the table above. There were 118 thousand FCF performance target grants outstanding at April 28, 2019, with a grant date fair value of $37.62.
As of April 28, 2019, total remaining unearned compensation related to nonvested time-lapse restricted stock units, EPS performance restricted stock units and FCF performance restricted stock units was $45, which will be amortized over the weighted-average remaining service period of 1.9 years. The fair value of restricted stock units vested during the nine-month periods ended April 28, 2019, and April 29, 2018, was $26, and $30, respectively. The weighted-average grant-date fair value of the restricted stock units granted during the nine-month period ended April 29, 2018, was $46.03.
The following table summarizes TSR performance restricted stock units as of April 28, 2019:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 29, 2018	1,664	$46.66
Granted	388	$31.29
Vested	—	$—
Forfeited	(710)	$55.98
Nonvested at April 28, 2019	1,342	$37.30
We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation. Weighted-average assumptions used in the Monte Carlo simulations were as follows:

	2019	2018
Risk-free interest rate	2.80%	1.58%
Expected dividend yield	3.79%	2.95%
Expected volatility	24.50%	19.07%
Expected term	3 years	3 years
We recognize compensation expense on a straight-line basis over the service period. As of April 28, 2019, total remaining unearned compensation related to TSR performance restricted stock units was $18, which will be amortized over the weighted-average remaining service period of 1.7 years. In the first quarter of 2019, recipients of TSR performance restricted stock units earned 0% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 27, 2018. In the first quarter of 2018, recipients of TSR performance restricted stock units earned 125% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 28, 2017. As a result, approximately 160 thousand additional shares were awarded. The fair value of TSR performance restricted stock units vested during the nine-month period ended April 29, 2018, was $38. The grant-date fair value of the TSR performance restricted stock units granted during 2018 was $39.39.
The excess tax deficiencies of $2 in the nine-month period ended April 28, 2019, and the excess tax benefits of $4 in the nine-month period ended April 29, 2018, on vested restricted stock were presented as cash flows from operating activities.

17.	Commitments and Contingencies
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
On January 7, 2019, three purported shareholder class action lawsuits pending in the United States District Court for the District of New Jersey were consolidated under the caption, In re Campbell Soup Company Securities Litigation, Civ. No. 1:18-cv-14385-NLH-JS (the Action). Oklahoma Firefighters Pension and Retirement System was appointed lead plaintiff in the Action and, on March 1, 2019, filed an amended consolidated complaint. The company, Denise Morrison (the company's former President and Chief Executive Officer), and Anthony DiSilvestro (the company's Senior Vice President and Chief Financial Officer) are defendants in the Action. The consolidated complaint alleges that, in public statements between July 19, 2017 and May 17, 2018, the defendants made materially false and misleading statements and/or omitted material information about the company's business, operations, customer relationships, and prospects, specifically with regard to the Campbell Fresh segment. The consolidated complaint seeks unspecified monetary damages and other relief. On April 30, 2019, the defendants filed a motion to dismiss the consolidated complaint. We are vigorously defending against the Action.
We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated as of April 28, 2019. While the potential future charges could be material in a particular quarter or annual period, based on information currently known by us, we do not believe any such charges are likely to have a material adverse effect on our consolidated results of operations or financial condition.

18.	Supplemental Financial Statement Data
Balance Sheets

	April 28, 2019	July 29, 2018
Inventories
Raw materials, containers and supplies	$322	$365
Finished products	562	672
Total	$884	$1,037
Statements of Earnings

	Three Months Ended		Nine Months Ended
	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018
Other expenses / (income)
Amortization of intangible assets	$13	$6	$37	$9
Net periodic benefit income other than the service cost	(21)	(23)	(61)	(87)
Pension settlement charge	28	—	28	—
Investment (gains) / losses	(8)	1	(1)	1
Transaction costs(1)	—	29	—	53
Legal settlement	—	22	—	22
Other	8	—	10	(5)
Total	$20	$35	$13	$(7)
_________________________________
(1) In the three- and nine-month periods ended April 29, 2018, we recognized transaction costs of $29 and $53, respectively, related to the acquisition of Snyder's-Lance. See Note 4 for additional information.

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
We are a manufacturer and marketer of high-quality, branded food and beverage products. We operate in a highly competitive industry and experience competition in all of our categories. On December 12, 2017, we completed the acquisition of Pacific Foods of Oregon, LLC (Pacific Foods). The purchase price was $688 million. On March 26, 2018, we completed the acquisition of Snyder’s-Lance, Inc. (Snyder's-Lance) for total consideration of $6.112 billion. For additional information on our recent acquisitions, see Note 4 to the Consolidated Financial Statements.
In August 2018, we announced the results of our comprehensive Board of Directors-led strategy and portfolio review. The Board of Directors concluded that the best path forward was to: optimize our portfolio and focus on our core businesses with an emphasis on execution; divest certain non-core businesses in order to focus the company, while significantly paying down debt; and increase our cost savings initiatives, while driving improved asset efficiency. Following the review, we commenced plans to pursue the divestiture of businesses within two operating segments: our international biscuits and snacks operating segment, which includes Arnott’s, Kelsen and our operations in Indonesia, Malaysia, Hong Kong and Japan; and the Campbell Fresh operating segment, which includes Bolthouse Farms, Garden Fresh Gourmet and the U.S. refrigerated soup business. The international biscuits and snacks operating segment and the Campbell Fresh operating segment combined represent approximately $2.1 billion in net sales in 2018. We expect to use the proceeds from these divestitures to reduce debt.
On February 25, 2019, we sold our U.S refrigerated soup business and on April 25, 2019, we sold our Garden Fresh Gourmet business. Proceeds were approximately $55 million, subject to customary purchase price adjustments. On April 12, 2019, we signed a definitive agreement for the sale of Bolthouse Farms to an affiliate of Butterfly Equity for $510 million, subject to customary purchase price adjustments. We expect to complete the sale in the fourth quarter of 2019. Beginning in the third quarter of 2019, we have reflected the results of operations of these businesses as discontinued operations in the Consolidated Statements of Earnings for all periods presented. A portion of the U.S refrigerated soup business historically included in Campbell Fresh was retained, and is now reported in Meals and Beverages. Segment results in prior periods have been adjusted to conform to the current presentation. See Notes 3 and 7 to the Consolidated Financial Statements.
Through the fourth quarter of 2018, our simple meals and shelf-stable beverage business in Latin America was managed as part of the Global Biscuits and Snacks segment. Beginning in 2019, our business in Latin America is managed as part of the Meals and Beverages segment. Segment results have been adjusted to conform to the current presentation.
Summary of Results
This Summary of Results provides significant highlights from the discussion and analysis that follows.

•
Net sales increased 16% in the current quarter to $2.178 billion, reflecting a 17-point benefit from the acquisition of Snyder's-Lance. Excluding the acquisition, net sales declined due to lower volume and the negative impact from currency translation, partly offset by lower promotional spending.

•
Gross profit, as a percent of sales, increased to 33.2% from 32.7% in the year-ago quarter. The increase was primarily due to the negative margin impact from a fair value adjustment on inventory associated with the Snyder's-Lance acquisition in the year-ago quarter, productivity improvements and lower promotional spending, higher restructuring related costs in the year-ago quarter, partially offset by cost inflation and higher supply chain costs, and the dilutive impact of the Snyder's-Lance acquisition.

•
Interest expense increased to $92 million in the current quarter from $44 million in the year-ago quarter primarily due to higher levels of debt associated with funding the acquisitions discussed above, an $18 million gain on treasury rate lock contracts in the prior year used to hedge the planned financing of the Snyder's-Lance acquisition and higher average interest rates on the debt portfolio.

•
The effective tax rate was 25.1% in the current quarter compared to 37.1% in the year-ago quarter. After adjusting for items impacting comparability, the remaining decrease was primarily due to the ongoing benefit of the lower U.S. federal tax rate resulting from the enactment of the Tax Cuts and Jobs Act (the Act) in December 2017.

•
Earnings from continuing operations per share were $.43 in the current quarter, compared to $.24 in the year-ago quarter. The impact of the adoption new accounting guidance for revenue recognition was an increase of $.01 per share in the current quarter. The current and prior-year quarter included expenses of $.13 and $.35 per share, respectively, from items impacting comparability as discussed below.

•
Loss from discontinued operations per share was $.16 in the current quarter, compared to $1.55 in the year-ago quarter. The current and prior-year quarter included expenses of $.16 and $1.65 per share, respectively, from items impacting comparability as discussed below.

•
Cash flows from operations were $1.148 billion in 2019, compared to $1.024 billion in 2018. The increase was primarily due to significant improvements in our working capital management efforts, partially offset by lower cash earnings.

Net Earnings attributable to Campbell Soup Company
The following items impacted the comparability of net earnings and net earnings per share:
Continuing Operations

•
In 2015, we implemented initiatives to reduce costs and to streamline our organizational structure. In 2017, we expanded these cost savings initiatives by further optimizing our supply chain network, primarily in North America, continuing to evolve our operating model to drive efficiencies, and more fully integrating our recent acquisitions. In January 2018, as part of the expanded initiatives, we authorized additional costs to improve the operational efficiency of our thermal supply chain network in North America by closing our manufacturing facility in Toronto, Ontario, and to optimize our information technology infrastructure by migrating certain applications to the latest cloud technology platform. In August 2018, we announced that we will continue to streamline our organization, expand our zero-based budgeting efforts and optimize our manufacturing network. In 2019, we began to include costs associated with the Snyder's-Lance cost transformation program and integration with these initiatives. In the third quarter of 2019, we recorded a pre-tax restructuring charge of $1 million and implementation costs and other related costs of $12 million in Administrative expenses, $4 million in Cost of products sold, $2 million in Marketing and selling expenses, and $1 million in Research and development expenses (aggregate impact of $15 million after tax, or $.05 per share) related to these initiatives. Year-to-date in 2019, we recorded a pre-tax restructuring charge of $21 million and implementation costs and other related costs of $35 million in Administrative expenses, $25 million in Cost of products sold, $6 million in Marketing and selling expenses, and $2 million in Research and development expenses (aggregate impact of $67 million after tax, or $.22 per share) related to these initiatives. In the third quarter of 2018, we recorded a pre-tax restructuring charge of $14 million and implementation costs and other related costs of $29 million in Administrative expenses, $14 million in Cost of products sold, and $2 million in Marketing and selling expenses (aggregate impact of $45 million after tax, or $.15 per share) related to these initiatives. Year-to-date in 2018, we recorded a pre-tax restructuring charge of $48 million and implementation costs and other related costs of $67 million in Administrative expenses, $20 million in Cost of products sold and $2 million in Marketing and selling expenses (aggregate impact of $102 million after tax, or $.34 per share) related to these initiatives. See Note 8 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information;

•
In the first quarter of 2019, we announced our intent to divest our international biscuits and snacks operating segment. In the third quarter of 2019, we incurred costs of $2 million in Administrative expenses ($1 million after tax) associated with the planned divestiture. Year-to-date in 2019, we incurred costs of $7 million in Administrative expenses ($5 million after tax, or $.02 per share) associated with the planned divestitures;

•
In the third quarter of 2019, we recognized a pre-tax pension settlement charge in Other expenses / (income) of $28 million ($22 million after tax, or $.07 per share) associated with a U.S. pension plan. The settlement resulted from the level of lump sum distributions from the plan's assets in 2019;

•
In 2019 and 2018, we reflected the impact on taxes of the enactment of the Tax Cuts and Jobs Act (the Act) that was signed into law in December 2017. Year-to-date in 2019, we recorded a tax charge of $2 million ($.01 per share) related to a transition tax on unremitted foreign earnings. Year-to-date in 2018, we recorded a tax benefit of $179 million due to the remeasurement of deferred tax assets and liabilities, and a tax charge of $59 million related to a transition tax on unremitted foreign earnings. The net impact was a tax benefit of $120 million ($.40 per share);

•
In the second quarter of 2018, we announced our intent to acquire Snyder's-Lance and on March 26, 2018, the acquisition closed. In the third quarter of 2018, we incurred transaction costs of $29 million recorded in Other expenses / (income), $37 million in Cost of products sold associated with an acquisition date fair value adjustment for inventory, and recorded a gain in Interest expense of $18 million on treasury rate lock contracts used to hedge the planned financing of the acquisition. We also incurred integration costs in association with cost savings initiatives, of which $10 million was recorded in Restructuring charges and $6 million in Administrative expenses. The aggregate impact was $64 million, $46 million after tax, or $.15 per share. Year-to-date in 2018, we incurred transaction costs of $53 million in Other expenses / (income), $37 million in Cost of products sold, and a gain in Interest expense of $18 million on the treasury rate lock contracts. We also incurred integration costs in association with cost savings initiatives, of which $10 million was recorded in Restructuring charges and $6 million in Administrative expenses. The aggregate impact was $88 million, $65 million after tax, or $.22 per share;

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

Discontinued Operations

•
Year-to-date in 2019, we recorded pre-tax and after-tax charges of $1 million related to the cost savings initiatives discussed above. In the third quarter of 2018, we recorded pre-tax charges of $1 million related to these initiatives. Year-to-date in 2018, we recorded pre-tax charges of $2 million ($1 million after tax) related to these initiatives. See Note 8 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information;

•
In the second quarter of 2019, interim impairment assessments were performed on the intangible and tangible assets within Campbell Fresh, which includes Garden Fresh Gourmet, Bolthouse Farms carrot and carrot ingredients and Bolthouse Farms refrigerated beverages and salad dressings, as we continued to pursue the divestiture of these businesses. We revised our future outlook for earnings and cash flows for each of these businesses as the divestiture process progressed. We recorded non-cash impairment charges of $104 million on the tangible assets and $73 million on the intangible assets of Bolthouse Farms carrot and carrot ingredients; $96 million on the intangible assets and $9 million on the tangible assets of Bolthouse Farms refrigerated beverages and salad dressings; and $62 million on the intangible assets and $2 million on the tangible assets of Garden Fresh Gourmet. The aggregate impact of the impairment charges was $346 million ($264 million after tax, or $.88 per share).

In the first quarter of 2019, we recorded a non-cash impairment charge of $14 million ($11 million after tax, or $.04 per share) on our U.S. refrigerated soup plant assets. Year-to-date in 2019, we recorded non-cash impairment charges of $360 million ($275 million after tax, or $.91 per share).
In the third quarter of 2018, we performed interim impairment assessments within Campbell Fresh on the deli reporting unit, which includes Garden Fresh Gourmet and the U.S. refrigerated soup business, and the Bolthouse Farms refrigerated beverages and salad dressings reporting unit. Within the deli unit, we revised our long-term outlook due to the anticipated loss of refrigerated soup business with certain private label customers, as well as the performance of the business. In addition, the operating performance of the Bolthouse Farms refrigerated beverages and salad dressings reporting unit was below expectations. We revised our long-term outlook for future earnings and cash flows for each of these reporting units. We recorded a non-cash impairment charge of $11 million on the tangible assets and $94 million on the intangible assets ($80 million after tax, or $.27 per share) of the deli reporting unit, and a non-cash impairment charge of $514 million ($417 million after tax, or $1.39 per share) related to the intangible assets of the Bolthouse Farms refrigerated beverages and salad dressings reporting unit. The aggregate impact of the impairment charges was $619 million ($497 million after tax, or $1.65 per share).
In the second quarter of 2018, we performed an interim impairment assessment on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit as operating performance was below expectations. We revised our outlook for future earnings and cash flows and recorded a non-cash impairment charge of $75 million ($74 million after tax, or $.25 per share). Year-to-date in 2018, the total non-cash impairment charges recorded were $694 million ($571 million after tax, or $1.89 per share); and

•
In the first quarter of 2019, we announced our intent to divest our Campbell Fresh businesses. In the third quarter of 2019, we incurred pre-tax expenses of $24 million associated with the sale process of the businesses in Campbell Fresh, including losses on the sale of the U.S. refrigerated soup business and Garden Fresh Gourmet. In addition, due to the pending sale of Bolthouse Farms, we recorded tax expense of $29 million as deferred tax assets are not realizable. The aggregate impact was $47 million after tax, or $.16 per share. Year-to-date in 2019, we incurred pre-tax expenses of $31 million associated with the sale process of the businesses in Campbell Fresh, including losses on the sale of the U.S. refrigerated soup business and Garden Fresh Gourmet, and recorded tax expense of $29 million on the deferred tax assets that are not realizable. The aggregate impact was $52 million after tax, or $.17 per share.
The items impacting comparability are summarized below:

	Three Months Ended
	April 28, 2019		April 29, 2018
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations attributable to Campbell Soup Company	$131	$.43	$73	$.24
Loss from discontinued operations	$(47)	$(.16)	$(466)	$(1.55)
Net earnings attributable to Campbell Soup Company(1)	$84	$.28	$(393)	$(1.31)

Continuing operations:
Restructuring charges, implementation costs and other related costs	$(15)	$(.05)	$(45)	$(.15)
Costs associated with planned divestitures	(1)	—	—	—
Pension settlement	(22)	(.07)	—	—
Transaction and integration costs	—	—	(46)	(.15)
Claim settlement	—	—	(15)	(.05)
Impact of items on Earnings from continuing operations(1)	$(38)	$(.13)	$(106)	$(.35)

Discontinued operations:
Impairment charges	$—	$—	$(497)	$(1.65)
Costs associated with planned divestitures	(47)	(.16)	—	—
Impact of items on Loss from discontinued operations	$(47)	$(.16)	$(497)	$(1.65)
__________________________________________

(1)	Sum of the individual amounts may not add due to rounding.

	Nine Months Ended
	April 28, 2019		April 29, 2018
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations attributable to Campbell Soup Company	$550	$1.82	$690	$2.28
Loss from discontinued operations	$(331)	$(1.10)	$(523)	$(1.73)
Net earnings attributable to Campbell Soup Company(1)	$219	$.73	$167	$.55

Continuing operations:
Restructuring charges, implementation costs and other related costs	$(67)	$(.22)	$(102)	$(.34)
Costs associated with planned divestitures	(5)	(.02)	—	—
Pension settlement	(22)	(.07)	—	—
Tax reform	(2)	(.01)	120.40
Transaction and integration costs	—	—	(65)	(.22)
Claim settlement	—	—	(15)	(.05)
Pension and postretirement benefit mark-to-market adjustments	—	—	10.03
Impact of items on Earnings from continuing operations(1)	$(96)	$(.32)	$(52)	$(.17)

Discontinued operations:
Restructuring charges, implementation costs and other related costs	$(1)	$—	$(1)	$—
Impairment charges	(275)	(.91)	(571)	(1.89)
Costs associated with planned divestitures	(52)	(.17)	—	—
Impact of items on Loss from discontinued operations(1)	$(328)	$(1.09)	$(572)	$(1.89)
__________________________________________

(1)	Sum of the individual amounts may not add due to rounding.
Earnings from continuing operations were $131 million ($.43 per share) in the current quarter, compared to $73 million ($.24 per share) in the year-ago quarter. After adjusting for items impacting comparability, earnings decreased reflecting higher interest expense, partly offset by a lower adjusted tax rate as declines in earnings before interest and taxes (EBIT) in the base businesses were mostly offset by incremental EBIT from the Snyder’s-Lance acquisition. The change in revenue recognition had a favorable $.01 per share impact in the quarter.
Earnings from continuing operations were $550 million ($1.82 per share) in the nine-month period this year, compared to $690 million ($2.28 per share) in the year-ago period. After adjusting for items impacting comparability, earnings decreased reflecting higher interest expense, partly offset by a lower adjusted tax rate as declines in EBIT in the base businesses were mostly offset by incremental EBIT from the Snyder’s-Lance acquisition.
See "Discontinued Operations" for additional information.
THIRD-QUARTER DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Three Months Ended
(Millions)	April 28, 2019	April 29, 2018	% Change(1)
Meals and Beverages	$1,024	$1,033	(1)
Global Biscuits and Snacks	1,154	843	37
Corporate	—	2	n/m
	$2,178	$1,878	16
__________________________________________

(1)	n/m - Not meaningful.

An analysis of percent change of net sales by reportable segment follows:

	Meals and Beverages	Global Biscuits and Snacks	Total
Volume and Mix	(3)%	1%	(1)%
Price and Sales Allowances	1	(1)	—
Decreased Promotional Spending(1)	1	1	1
Currency	—	(2)	(1)
Acquisitions	—	38	17
	(1)%	37%	16%
__________________________________________

(1)
Represents revenue reductions from trade promotion and consumer coupon redemption programs. The adoption of new accounting guidance for revenue recognition resulted in a reduction of promotional spending of 30 basis points on Net sales.

In Meals and Beverages, sales decreased 1% primarily due to declines in V8 beverages and Prego pasta sauces. The adoption of new accounting guidance for revenue recognition resulted in a positive 1-point impact on sales. Sales of U.S. soup were comparable to the prior year with gains in broth, offset by declines in condensed soups and ready-to-serve soups.
In Global Biscuits and Snacks, sales increased 37% with a 38-point benefit from the acquisition of Snyder’s-Lance. Excluding the benefit from the acquisition of Snyder’s-Lance and the negative impact of currency translation, sales increased due to continued growth in Pepperidge Farm, driven by consumption gains in Pepperidge Farm fresh bakery products and Goldfish crackers, partly offset by declines in international biscuits and snacks.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $108 million in 2019 from 2018. As a percent of sales, gross profit was 33.2% in 2019 and 32.7% in 2018.
The 0.5 percentage-point increase in gross profit percentage was due to the following factors:

Margin Impact
Productivity improvements	1.5%
Lower level of promotional spending	0.9
Lower restructuring-related costs	0.5
Impact of acquisition(1)	0.3
Price and sales allowances	0.3
Mix	(0.1)
Cost inflation, supply chain costs and other factors(2)	(2.9)
0.5%
__________________________________________

(1)	Prior year included a negative margin impact of 2.0 from a Snyder's-Lance acquisition date fair value adjustment for inventory.

(2)	Includes a positive margin impact of 0.6 from cost savings initiatives, which was more than offset by cost inflation and other factors.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 11.2% in 2019 compared to 11.7% in 2018. Marketing and selling expenses increased 11% in 2019 from 2018. The increase was primarily due to the impact of the Snyder's-Lance acquisition (approximately 14 percentage points) and higher incentive compensation (approximately 2 percentage points), partially offset by increased benefits from cost savings initiatives (approximately 3 percentage points); lower marketing overhead spending (approximately 2 percentage points); and lower selling expenses (approximately 1 percentage point).
Administrative Expenses
Administrative expenses as a percent of sales were 7.6% in 2019 compared to 8.1% in 2018. Administrative expenses increased 8% in 2019 from 2018. The increase was primarily due to higher incentive compensation (approximately 11 percentage points); the impact of the Snyder's-Lance acquisition (approximately 8 percentage points); higher benefit related costs (approximately 5 percentage points); costs in the current year associated with the planned divestiture of the international biscuits and snacks operating segment (approximately 1 percentage point); and inflation (approximately 1 percentage point), partially offset by lower costs associated with cost savings initiatives inclusive of acquisition integration costs (approximately 15 percentage points) and increased benefits from cost savings initiatives (approximately 3 percentage points).
Other Expenses / (Income)
Other expenses were $20 million in 2019 and $35 million in 2018. Other expenses in 2019 included a pension settlement charge of $28 million associated with a U.S. pension plan. Other expenses in 2018 included $29 million of transaction costs associated with the acquisition of Snyder's-Lance and $22 million of expense related to the settlement of a legal claim. Excluding the items impacting comparability, the remaining change was primarily due to higher amortization of intangible assets from the recent acquisitions in the current year.
Operating Earnings
Segment operating earnings increased 2% in 2019 from 2018.
An analysis of operating earnings by segment follows:

	Three Months Ended		% Change
(Millions)	April 28, 2019	April 29, 2018	2019/2018
Meals and Beverages	$207	$218	(5)
Global Biscuits and Snacks	139	121	15
	346	339	2
Corporate	(79)	(157)
Restructuring charges(1)	(1)	(24)
Earnings before interest and taxes	$266	$158
__________________________________________

(1)	See Note 8 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals and Beverages decreased 5%. The decrease was primarily due to higher levels of cost inflation and higher administrative expenses, partly offset by supply chain productivity improvements, lower promotional spending and the benefit of recent pricing actions.
Operating earnings from Global Biscuits and Snacks increased 15%. The increase reflects a 21-point benefit from the acquisition of Snyder’s-Lance. Excluding Snyder's-Lance, operating earnings decreased primarily due to cost inflation and higher administrative expenses, partially offset by supply chain productivity improvements.
Corporate in 2019 included a pension settlement charge of $28 million associated with a U.S. pension plan, costs of $19 million related to cost savings initiatives and $2 million in costs associated with the planned divestiture of our international biscuits and snacks operating segment. Corporate in 2018 included transaction and integration costs of $72 million associated with the acquisition of Snyder's-Lance, costs of $45 million related to cost savings initiatives and $22 million of expense related to the settlement of a legal claim. Excluding these amounts, the remaining increase in costs was primarily due to losses on open commodity contracts and higher administrative expenses.
Interest Expense
Interest expense increased to $92 million in 2019 from $44 million in 2018. The increase in interest expense was due to higher levels of debt associated with funding the acquisitions, a gain of $18 million on treasury rate lock contracts in the prior year used to hedge the planned financing of the Snyder's-Lance acquisition, and higher average interest rates on the debt portfolio in the current quarter.
Taxes on Earnings
The effective tax rate was 25.1% in 2019 and 37.1% in 2018.
The following items impacted the effective rate in 2019 and 2018:

•
In 2019, we recognized a $5 million tax benefit on $20 million of restructuring charges, implementation costs and other related costs. In 2018, we recognized a $14 million tax benefit on $59 million of restructuring charges, implementation costs and other related costs;

•	In 2019, we recognized a $1 million tax benefit on $2 million of costs associated with the planned divestiture of our international biscuits and snacks operating segment;

•	In 2019, we recognized a $6 million tax benefit on $28 million of a pension settlement charge;

•	In 2018, we recognized an $18 million tax benefit on $64 million of transaction and integration costs associated with the acquisition of Snyder's-Lance; and

•	In 2018, we recognized a $7 million tax benefit on $22 million of expense related to the settlement of a legal claim.
After adjusting for the items above, the remaining decrease in the effective rate was primarily due to the ongoing benefit of the lower U.S. federal tax rate resulting from the enactment of the the Act in December 2017.
NINE-MONTH DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Nine Months Ended
(Millions)	April 28, 2019	April 29, 2018	% Change(1)
Meals and Beverages	$3,513	$3,501	—
Global Biscuits and Snacks	3,615	2,239	61
Corporate	1	3	n/m
	$7,129	$5,743	24
__________________________________________

(1)	n/m - Not meaningful.
An analysis of percent change of net sales by reportable segment follows:

	Meals and Beverages(2)	Global Biscuits and Snacks(2)	Total(2)
Volume and Mix	(1)%	1%	(1)%
Price and Sales Allowances	—	1	—
Increased Promotional Spending(1)	(1)	—	(1)
Currency	—	(2)	(1)
Acquisitions	3	63	26
	—%	61%	24%
__________________________________________

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

(2)	Sum of the individual amounts does not add due to rounding.
In Meals and Beverages, sales were comparable with prior year reflecting a 3-point benefit from the acquisition of Pacific Foods, partially offset by declines in U.S. soup, the retail business in Canada driven by the negative impact of currency translation and Prego pasta sauces. Excluding Pacific Foods, sales of U.S. soup decreased 3% due to declines in condensed and ready-to-serve soups, partly offset by gains in broth. The decline in U.S. soup was driven primarily by continued competitive pressure across the market as well as increased promotional spending.
In Global Biscuits and Snacks, sales increased 61% with a 63-point benefit from the acquisition of Snyder’s-Lance. Excluding Snyder’s-Lance and the negative impact of currency translation, sales increased primarily due to gains in Pepperidge Farm fresh bakery products and Goldfish crackers, partly offset by declines in international biscuits and snacks.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $229 million in 2019 from 2018. As a percent of sales, gross profit was 32.9% in 2019 and 36.9% in 2018.

The 4.0 percentage-point decrease in gross profit percentage was due to the following factors:

Margin Impact
Cost inflation, supply chain costs and other factors(1)	(3.4)%
Impact of acquisitions(2)	(1.7)
Higher level of promotional spending	(0.4)
Higher restructuring-related costs	(0.1)
Mix	(0.1)
Price and sales allowances	0.3
Productivity improvements	1.4
(4.0)%
__________________________________________

(1)
Includes a positive margin impact of 0.5 from cost savings initiatives, which was more than offset by cost inflation and other factors, including higher than expected distribution costs associated with the startup of a new distribution facility in Findlay, Ohio, operated by a third-party logistics provider, and higher interplant freight to maintain customer service levels.

(2)	Prior year included a negative margin impact of 0.7 from a Snyder's-Lance acquisition date fair value adjustment for inventory.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 10.4% in 2019 compared to 11.2% in 2018. Marketing and selling expenses increased 14% in 2019 from 2018. The increase was primarily due to the impact of acquisitions (approximately 22 percentage points); higher incentive compensation (approximately 1 percentage point) and higher costs related to costs savings initiatives (approximately 1 percentage point), partially offset by lower advertising and consumer promotion expenses (approximately 3 percentage points); lower marketing overhead spending (approximately 2 percentage points); increased benefits from cost savings initiatives (approximately 1 percentage point); the impact of currency translation (approximately 1 percentage point); and lower selling expenses (approximately 1 percentage point). The reduction in advertising and consumer promotion expenses was primarily in Meals and Beverages, reflecting a reallocation from advertising to promotional spending classified as revenue reductions, reduced support levels in light of distribution challenges faced in the first quarter and a later start to our U.S. soup campaign relative to the prior year.
Administrative Expenses
Administrative expenses as a percent of sales were 6.9% in 2019 compared to 7.7% in 2018. Administrative expenses increased 11% in 2019 from 2018. The increase was primarily due to the impact of acquisitions (approximately 13 percentage points); higher incentive compensation (approximately 5 percentage points); costs associated with the proxy contest (approximately 2 percentage points;) costs in the current year associated with the planned divestiture of the international biscuits and snacks operating segment (approximately 2 percentage points); inflation (approximately 1 percentage point) and higher benefit costs (approximately 1 percentage point), partially offset by lower costs associated with cost savings initiatives inclusive of acquisition integration costs (approximately 9 percentage points); increased benefits from cost savings initiatives (approximately 3 percentage points) and the impact of currency translation (approximately 1 percentage point).
Other Expenses / (Income)
Other expenses were $13 million in 2019 compared to income of $7 million in 2018. Other expenses in 2019 included a pension settlement charge of $28 million associated with a U.S. pension plan. Other income in 2018 included $53 million of transaction costs associated with the acquisition of Snyder's-Lance and $22 million of expense related to the settlement of a legal claim. In addition, 2018 included gains on pension and postretirement benefit mark-to-market adjustments of $14 million. Excluding the items impacting comparability, the remaining change was primarily due to higher amortization of intangible assets from the recent acquisitions in the current year and lower net periodic benefit income.

Operating Earnings
Segment operating earnings increased 2% in 2019 from 2018.
An analysis of operating earnings by segment follows:

	Nine Months Ended		% Change
(Millions)	April 28, 2019	April 29, 2018	2019/2018
Meals and Beverages	$753	$832	(9)
Global Biscuits and Snacks	478	375	27
	1,231	1,207	2
Corporate	(200)	(249)
Restructuring charges(1)	(21)	(58)
Earnings before interest and taxes	$1,010	$900
__________________________________________

(1)	See Note 8 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals and Beverages decreased 9%. The decrease was primarily due to higher levels of cost inflation and higher warehousing and transportation costs, as well as higher promotional spending, offset partly by lower marketing and selling expenses and supply chain productivity improvements.
Operating earnings from Global Biscuits and Snacks increased 27%. The increase reflects a 33-point benefit from the acquisition of Snyder’s-Lance. Excluding Snyder’s-Lance, operating earnings declined primarily due to higher levels of cost inflation, partially offset by supply chain productivity improvements.
Corporate in 2019 included costs of $68 million related to cost savings initiatives, a pension settlement charge of $28 million associated with a U.S. pension plan and $7 million in costs associated with the planned divestiture of our international biscuits and snacks operating segment. Corporate in 2018 included transaction and integration costs of $96 million associated with the acquisition of Snyder's-Lance; costs of $89 million related to cost savings initiatives; $22 million of expense related to the settlement of a legal claim and a $14 million gain associated with pension and postretirement benefit mark-to-market adjustments. Excluding these amounts, the remaining increase in costs was primarily due to lower pension and postretirement benefit income in the current year, higher incentive compensation, higher administrative costs and losses on open commodity contracts.
Interest Expense
Interest expense increased to $279 million in 2019 from $107 million in 2018. The increase in interest expense was due to higher levels of debt associated with funding the acquisitions, higher average interest rates on the debt portfolio and a gain of $18 million on treasury rate lock contracts in the prior year used to hedge the planned financing of the Snyder's-Lance acquisition.
Taxes on Earnings
The effective tax rate was 25.1% in 2019 and 13.3% in 2018.
The following items impacted the effective rate in 2019 and 2018:

•
In 2019, we recognized a $22 million tax benefit on $89 million of restructuring charges, implementation costs and other related costs. In 2018, we recognized a $35 million tax benefit on $137 million of restructuring charges, implementation costs and other related costs;

•	In 2019, we recognized a $2 million tax benefit on $7 million of costs associated with the planned divestiture of our international biscuits and snacks operating segment;

•	In 2019, we recognized a $6 million tax benefit on $28 million of a pension settlement charge;

•
In 2019, we recognized a transition tax on unremitted foreign earnings of $2 million related to the enactment of the Act. In 2018, we recognized a net tax benefit of $120 million related to the enactment of the Act;

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

After adjusting for the items above, the remaining decrease in the effective rate was primarily due to the ongoing benefit of the lower U.S. federal tax rate resulting from the enactment of the Act in December 2017.
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
Cost estimates, as well as timing for certain activities, are continuing to be developed.
A summary of the pre-tax charges recorded in Earnings from continuing operations related to both programs is as follows:

	Three Months Ended		Nine Months Ended
(Millions, except per share amounts)	April 28, 2019	April 29, 2018(1)	April 28, 2019	April 29, 2018(1)	Recognized as of April 28, 2019(2)
Restructuring charges	$1	$24	$21	$58	$235
Administrative expenses	12	35	35	73	236
Cost of products sold	4	14	25	20	74
Marketing and selling expenses	2	2	6	2	9
Research and development expenses	1	—	2	—	2
Total pre-tax charges	$20	$75	$89	$153	$556

Aggregate after-tax impact	$15	$57	$67	$115
Per share impact	$.05	$.19	$.22	$.38
_______________________________________

(1)
Includes $10 million of Restructuring charges and $6 million of Administrative expenses in the three- and nine-month periods ended April 29, 2018 associated with the Snyder's-Lance cost transformation program and integration.

(2)	Includes $13 million of Restructuring charges and $12 million of Administrative expenses associated with the Snyder's-Lance cost transformation program and integration recognized in 2018.
A summary of the pre-tax charges recorded in Loss from discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
(Millions)	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018	Recognized as of April 28, 2019(1)
Total pre-tax charges	$—	$1	$1	$2	$8
_______________________________________

(1)	Includes $4 million of Severance pay and benefits and $4 million of Implementation costs and other related costs.
As of April 28, 2019, we incurred all of the costs associated with discontinued operations. All of the costs were cash expenditures.

A summary of the pre-tax costs in Earnings from continuing operations associated with both programs is as follows:

(Millions)	Recognized as of April 28, 2019
Severance pay and benefits(1)	$211
Asset impairment/accelerated depreciation	69
Implementation costs and other related costs(2)	276
Total	$556
_______________________________________

(1)	Includes $13 million of charges associated with the Snyder's-Lance cost transformation program and integration recognized in 2018.

(2)	Includes $12 million of charges associated with the Snyder's-Lance cost transformation program and integration recognized in 2018.
The total estimated pre-tax costs associated with continuing operations for actions that have been identified under both programs are approximately $610 million to $655 million. This estimate will be updated as costs for the expanded initiatives are developed.
We expect the costs for actions that have been identified to date associated with continuing operations under both programs to consist of the following: approximately $210 million to $215 million in severance pay and benefits; approximately $70 million in asset impairment and accelerated depreciation; and approximately $330 million to $370 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals and Beverages - approximately 37%; Global Biscuits and Snacks - approximately 40%; and Corporate - approximately 23%.
Of the aggregate $610 million to $655 million of pre-tax costs identified to date associated with continuing operations, we expect approximately $530 million to $575 million will be cash expenditures. In addition, we expect to invest approximately $340 million in capital expenditures through 2021, of which we invested approximately $226 million as of April 28, 2019. The capital expenditures primarily related to the U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, optimization of information technology infrastructure and applications, insourcing of manufacturing for certain simple meal products, and optimization of the Snyder’s-Lance warehouse and distribution network.
We expect to incur substantially all of the costs for the actions associated with continuing operations that have been identified to date through 2020 and to fund the costs through cash flows from operations and short-term borrowings.
We expect the initiatives for actions associated with continuing operations that have been identified to date under both programs to generate pre-tax savings of over $565 million in 2019, and once all phases are implemented, to generate annual ongoing savings of approximately $850 million by the end of 2022. In the nine-month period ended April 28, 2019, we generated an additional $120 million of pre-tax savings associated with continuing operations. The annual pre-tax savings associated with continuing operations generated by both programs were as follows:

	Year Ended
(Millions)	July 29, 2018	July 30, 2017	July 31, 2016	August 2, 2015
Total pre-tax savings	$415	$325	$215	$85
We expect the initiatives for actions associated with discontinued operations to generate pre-tax savings of over $70 million in 2019. In the nine-month period ended April 28, 2019, we generated an additional $30 million of pre-tax savings associated with discontinued operations. For the year ended July 29, 2018, the annual pre-tax savings associated with discontinued operations were $40 million.

Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs associated with segments is as follows:

	April 28, 2019
(Millions)	Three Months Ended	Nine Months Ended	Costs Incurred to Date(1)
Meals and Beverages	$7	$42	$220
Global Biscuits and Snacks	6	22	198
Corporate	7	25	138
Total	$20	$89	$556
_______________________________________

(1)	Includes $25 million of pre-tax costs associated with the Global Biscuits and Snacks segment recognized in 2018 related to the Snyder's-Lance cost transformation program and integration.
Discontinued Operations
On August 30, 2018, we announced plans to pursue the divestiture of businesses within two operating segments: our international biscuits and snacks operating segment, which includes Arnott’s, Kelsen and our operations in Indonesia, Malaysia, Hong Kong and Japan; and the Campbell Fresh operating segment, which includes Bolthouse Farms, Garden Fresh Gourmet and the U.S. refrigerated soup business.
On February 25, 2019, we sold our U.S refrigerated soup business and on April 25, 2019, we sold our Garden Fresh Gourmet business. Proceeds were approximately $55 million, subject to customary purchase price adjustments. On April 12, 2019, we signed a definitive agreement for the sale of Bolthouse Farms to an affiliate of Butterfly Equity for $510 million, subject to customary purchase price adjustments. Beginning in the third quarter of 2019, we have reflected the results of these businesses as discontinued operations in the Consolidated Statements of Earnings for all periods presented.
Results of discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
(Millions)	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018
Net sales	$210	$247	$666	$723

Impairment charges	$—	$619	$360	$694

Earnings (loss) before taxes from operations	$7	$(633)	$(361)	$(720)
Taxes on earnings	7	(167)	(82)	(197)
Loss on sale of businesses / costs associated with selling the businesses	(24)	—	(31)	—
Tax impact of loss on sale / costs associated with selling the businesses	23	—	21	—
Loss from discontinued operations	$(47)	$(466)	$(331)	$(523)
Net sales decreased 15% in the current quarter primarily due to declines in refrigerated soup, reflecting the impact of certain major private label customers beginning to insource production in 2019, as well as declines in Bolthouse Farms carrots and refrigerated beverages.
Net sales decreased 8% in the nine-month period this year primarily due to declines in refrigerated soup, reflecting the impact of certain major private label customers beginning to insource production in 2019, as well as declines in Bolthouse Farms refrigerated beverages and Garden Fresh Gourmet.
In 2018 and 2019, we recorded impairment charges on the reporting units in Campbell Fresh. See "Overview" and "Significant Accounting Estimates" for additional information. Year-to-date in 2019, we recorded non-cash impairment charges of $360 million ($275 million after tax, or $.91 per share). In the third quarter of 2018, the impact of the impairment charges was $619 million ($497 million after tax, or $1.65 per share). Year-to-date in 2018, the total non-cash impairment charges recorded were $694 million ($571 million after tax, or $1.89 per share)
In the third quarter of 2019, we incurred pre-tax expenses of $24 million associated with the sale process of the businesses in Campbell Fresh, including losses on the sale of the U.S. refrigerated soup business and Garden Fresh Gourmet of $15 million.

Year-to-date in 2019, we incurred pre-tax expenses of $31 million associated with the sale process of the businesses, including losses on the sale of the U.S. refrigerated soup business and Garden Fresh Gourmet of $18 million.In addition, due to the pending sale of Bolthouse Farms, we recorded tax expense of $29 million in the third quarter as deferred tax assets are not realizable. The aggregate impact in the third quarter was $47 million after tax, or $.16 per share. The aggregate impact year-to-date was $52 million after tax, or $.17 per share.
In addition to the items described above, earnings in 2018 for the quarter and year-to-date period benefited as the timing of recognizing tax expense was favorably impacted by the impairment charges, which reversed in the fourth quarter of 2018. The year-to-date period in 2018 also included a benefit from the favorable resolution of a state tax matter.
LIQUIDITY AND CAPITAL RESOURCES
We expect foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations; long-term borrowings; short-term borrowings, including commercial paper; credit facilities; and cash and cash equivalents. We believe that our sources of financing will be adequate to meet our future requirements.
In August 2018, we announced the results of our comprehensive Board of Directors-led strategy and portfolio review, which included plans to pursue the divestiture of our international biscuits and snacks operating segment and our Campbell Fresh operating segment. In addition, we are driving improved asset efficiency in working capital and capital expenditures to generate cash. We expect to use the proceeds from these divestitures and cash flows from operations to reduce debt, and improve our leverage ratio over time.
We generated cash flows from operations of $1.148 billion in 2019, compared to $1.024 billion in 2018. The increase in 2019 was primarily due to lower working capital requirements, reflecting significant improvements in our working capital management efforts, partially offset by lower cash earnings.
Current assets are less than current liabilities as a result of our level of current maturities of long-term debt and short-term borrowings and our focus to lower core working capital requirements by reducing trade receivables and inventories while extending payment terms for accounts payables. We had negative working capital of $1.350 billion as of April 28, 2019, and $1.298 billion as of July 29, 2018. Debt maturing within one year was $1.773 billion as of April 28, 2019, and $1.896 billion as of July 29, 2018.
Capital expenditures were $274 million in 2019 compared to $223 million in 2018. Capital expenditures are expected to total approximately $400 million in 2019. Capital expenditures in 2019 included a U.S. warehouse optimization project, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, replacement of a Pepperidge Farm refrigeration system, a Snyder's-Lance regional distribution center and insourcing manufacturing for certain simple meal products.
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
On February 25, 2019, we sold our U.S refrigerated soup business and on April 25, 2019, we sold our Garden Fresh Gourmet business. Proceeds were approximately $55 million, subject to customary purchase price adjustments.
On April 12, 2019, we signed a definitive agreement for the sale of Bolthouse Farms to an affiliate of Butterfly Equity for $510 million, subject to customary purchase price adjustments. We expect to complete the sale in the fourth quarter of 2019.
Dividend payments were $318 million in 2019 and $321 million in 2018. We repurchased approximately 2 million shares at a cost of $86 million in 2018. As a result of the acquisition of Snyder's-Lance, we suspended our share repurchases as of the second quarter of 2018. See Note 15 to the Consolidated Financial Statements for additional information.
On September 18, 2018, we repaid a portion of our Australian notes and refinanced the remainder by borrowing AUD $400 million, or $284 million, at a rate of 2.82% under a single-draw syndicated facility that matures on September 18, 2019. The interest rate on the AUD $400 million loan under the syndicated facility resets in one, two, three, or nine-month periods dependent on our election. The syndicated facility contains a financial covenant based on our maximum leverage ratio and contains other customary covenants and events of default for credit facilities of this type.
As of April 28, 2019, we had $1.773 billion of short-term borrowings due within one year, of which $934 million was comprised of commercial paper borrowings. As of April 28, 2019, we issued $57 million of standby letters of credit. We have a committed revolving credit facility totaling $1.85 billion that matures in December 2021. This U.S. facility remained unused at April 28, 2019, except for $1 million of standby letters of credit that we issued under it. The U.S. facility supports our commercial paper programs and other general corporate purposes. As of April 28, 2019, the total commitment under our Canadian committed revolving credit facility was CAD $125 million, or $93 million, and we had borrowings of CAD $29 million, or $22 million, at a rate of 3.33% under this facility. The Canadian facility supports general corporate purposes. The Canadian facility matures in July 2019. We expect to continue to access the commercial paper markets, bank credit lines and utilize cash flows from operations to support our short-term liquidity requirements.
In 2018, we entered into a $900 million 3-year senior unsecured term loan facility that contained a maximum leverage ratio. After the third quarter of 2019, we prepaid approximately $400 million of the facility. As of such prepayment, the maximum leverage ratio covenant stated in the senior unsecured term loan facility no longer applies and is no longer incorporated into our U.S., Canadian and Australian facilities. The remaining amount outstanding under the senior unsecured term loan facility may be prepaid at par at any time. The senior unsecured term loan facility contains customary covenants and events of default for credit facilities of this type. We are in compliance with the covenants contained in our revolving credit facilities and debt securities.
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
On August 30, 2018, we announced plans to pursue the divestiture of our international biscuits and snacks operating segment and the Campbell Fresh operating segment. As we continued to pursue the divestiture of these businesses, in the second quarter of 2019, we performed interim impairment assessments on the intangible and tangible assets within Campbell Fresh, which includes Garden Fresh Gourmet, Bolthouse Farms carrot and carrot ingredients, and Bolthouse Farms refrigerated beverages and salad dressings. We revised our future outlook for earnings and cash flows for each of these businesses as the divestiture process progressed and we received initial indications of value.
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

On February 25, 2019, we sold our U.S refrigerated soup business, and on April 25, 2019, we sold our Garden Fresh Gourmet business. Proceeds were approximately $55 million, subject to customary purchase price adjustments. On April 12, 2019, we signed a definitive agreement for the sale of Bolthouse Farms to an affiliate of Butterfly Equity for $510 million, subject to customary purchase price adjustments. We expect to complete the sale in the fourth quarter of 2019. Beginning in the third quarter of 2019, we have reflected the results of these businesses as discontinued operations in the Consolidated Statements of Earnings for all periods presented. The assets and liabilities of Bolthouse Farms have been reflected as assets and liabilities of discontinued operations as of April 28, 2019, and July 29, 2018. In addition, the assets and liabilities of the Garden Fresh Gourmet business and our U.S refrigerated soup business have been reflected as assets and liabilities of discontinued operations as of July 29, 2018. See Note 3 to the Consolidated Financial Statements for additional information on discontinued operations.
See Note 14 to the Consolidated Financial Statements for additional information on intangible assets.
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
We wish to caution the reader that the following important factors and those important factors described in our other Securities and Exchange Commission filings, or in our 2018 Annual Report on Form 10-K, could affect our actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, us:

•	our ability to execute on and realize the expected benefits from the actions we intend to take as a result of our recent strategy and portfolio review;

•	our ability to differentiate our products and protect our category leading positions, especially in soup;

•	our ability to complete and to realize the projected benefits of planned divestitures and other business portfolio changes;

•	our ability to realize the projected benefits, including cost synergies, from the recent acquisitions of Snyder's-Lance and Pacific Foods;

•	our ability to realize projected cost savings and benefits from efficiency and/or restructuring initiatives;

•	our indebtedness and ability to pay such indebtedness;

•	disruptions to our supply chain, including fluctuations in the supply of and inflation in energy and raw and packaging materials cost;

•	our ability to manage changes to our organizational structure and/or business processes, including selling, distribution, manufacturing and information management systems or processes;

•	the impact of strong competitive responses to our efforts to leverage brand power with product innovation, promotional programs and new advertising;

•	the risks associated with trade and consumer acceptance of product improvements, shelving initiatives, new products and pricing and promotional strategies;

•	changes in consumer demand for our products and favorable perception of our brands;

•	changing inventory management practices by certain of our key customers;

•	a changing customer landscape, with value and e-commerce retailers expanding their market presence, while certain of our key customers maintain significance to our business;

•	product quality and safety issues, including recalls and product liabilities;

•	the costs, disruption and diversion of management’s attention associated with activist investors;

•	the uncertainties of litigation and regulatory actions against us;

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
Item 4. Controls and Procedures
a.    Evaluation of Disclosure Controls and Procedure
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 28, 2019 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
b.    Changes in Internal Controls
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or were likely to materially affect, such control over financial reporting during the quarter ended April 28, 2019.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Note 17 to the Consolidated Financial Statements and incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 6. Exhibits
The Index to Exhibits, which immediately precedes the signature page, is incorporated by reference into this Report.

INDEX TO EXHIBITS

2
Stock Purchase Agreement, dated April 12, 2019, by and among Pepperidge Fam, Incorporated, Wm. Bolthouse Farms, Inc., Campbell Soup Company (solely for the purposes of Sections 2.03, 2.04, 2.07, 3.05, 6.02, 6.03, 6.06, 6.09(e), 6.10, 8.02, 8.03, 8.04, 8.07, 11.06, 11.11 and 11.15) and Generis Holdings, LP is incorporated by reference to Exhibit 2.1 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on April 12, 2019.

10(a)*	Campbell Soup Company Executive Severance Pay Plan is incorporated by reference to Exhibit 10 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on April 2, 2019.

31(a)	Certification of Mark A. Clouse pursuant to Rule 13a-14(a).

31(b)	Certification of Anthony P. DiSilvestro pursuant to Rule 13a-14(a).

32(a)	Certification of Mark A. Clouse pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of Anthony P. DiSilvestro pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
*This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
June 5, 2019

CAMPBELL SOUP COMPANY

By:	/s/ Anthony P. DiSilvestro
Anthony P. DiSilvestro
Senior Vice President and Chief Financial Officer

By:	/s/ Stanley Polomski
Stanley Polomski
Vice President and Controller