Form 10-K
period 2019-07-28
CAMPBELL SOUP CO
filed 2019-09-26
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
_________________________________________________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File Number
July 28, 2019	1-3822
CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.
1 Campbell Place
Camden, New Jersey 08103-1799
Principal Executive Offices
Telephone Number: (856) 342-4800
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Capital Stock, par value $.0375	CPB	New York Stock Exchange
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Based on the closing price on the New York Stock Exchange on January 25, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of capital stock held by non-affiliates of the registrant was approximately $6,542,735,608. There were 301,186,638 shares of capital stock outstanding as of September 18, 2019.
Portions of the Registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I
This Report contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current expectations regarding our future results of operations, economic performance, financial condition and achievements. These forward-looking statements can be identified by words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "pursue," "strategy," "will" and similar expressions. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts, and may reflect anticipated cost savings or implementation of our strategic plan. These statements reflect our current plans and expectations and are based on information currently available to us. They rely on several assumptions regarding future events and estimates which could be inaccurate and which are inherently subject to risks and uncertainties. Risks and uncertainties include, but are not limited to, those discussed in "Risk Factors" and in the "Cautionary Factors That May Affect Future Results" in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Report. Our consolidated financial statements and the accompanying notes to the consolidated financial statements are presented in "Financial Statements and Supplementary Data."

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
In 2015, we acquired the assets of Garden Fresh Gourmet. In 2018, we acquired Pacific Foods of Oregon, LLC and Snyder's-Lance, Inc. (Snyder's-Lance). See Note 4 to the Consolidated Financial Statements for additional information on our recent acquisitions.
In 2019, we announced our plan to divest our Campbell Fresh operating segment and our international biscuits and snacks operating segment. Within our Campbell Fresh operating segment, we:
•sold our U.S. refrigerated soup business on February 25, 2019;
•sold our Garden Fresh Gourmet business on April 25, 2019; and
•sold our Bolthouse Farms business on June 16, 2019.
Within our international biscuits and snacks operating segment, we:

•	signed a definitive agreement for the sale of our Kelsen business on July 12, 2019, and completed the sale on September 23, 2019;

•
signed a definitive agreement on August 1, 2019, for the sale of our Arnott’s business and certain other international operations, including the simple meals and shelf-stable beverages businesses in Australia and Asia Pacific (the Arnott’s and international operations); and

•	signed a definitive agreement on September 18, 2019, for the sale of our European chips business.
We expect to complete the sales of our pending divestitures in the first half of 2020 and use the net proceeds from the sales to reduce debt. See Note 3 to the Consolidated Financial Statements for additional information on our recently completed and pending divestitures. To support our more focused portfolio, we are pursuing multi-year cost savings initiatives with targeted annualized cost savings of $850 million from continuing operations by the end of 2022, which includes $295 million in synergies and run-rate cost savings from our acquisition of Snyder's-Lance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding our cost savings initiatives.
Our U.S. refrigerated soup business, our Garden Fresh Gourmet business and our Bolthouse Farms business were historically included in the Campbell Fresh segment. Beginning in the third quarter of 2019, we have reflected the results of operations of these businesses as discontinued operations in the Consolidated Statements of Earnings for all periods presented. The assets and liabilities of these businesses have been reflected in assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of July 29, 2018. A portion of the U.S refrigerated soup business historically included in Campbell Fresh was retained, and is now reported in Meals & Beverages.
Beginning in the fourth quarter of 2019, we have reflected the results of operations of our Kelsen business and Arnott’s and international operations (collectively referred to as Campbell International) as discontinued operations in the Consolidated Statements of Earnings for all periods presented. The assets and liabilities of these businesses have been reflected in assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of July 28, 2019, and July 29, 2018.
Segment results in prior periods have been adjusted to conform to the current presentation.

Reportable Segments
The segments are aggregated based on similar economic characteristics, products, production processes, types or classes of customers, distribution methods, and regulatory environment. Our reportable segments are:

•
Meals & Beverages, which includes the retail and foodservice businesses in the U.S. and Canada. The segment includes the following products: Campbell’s condensed and ready-to-serve soups; Swanson broth and stocks; Pacific Foods broth, soups, non-dairy beverages and other simple meals; Prego pasta sauces; Pace Mexican sauces; Campbell’s gravies, pasta, beans and dinner sauces; Swanson canned poultry; Plum baby food and snacks; V8 juices and beverages; and Campbell’s tomato juice. The segment also includes the simple meals and shelf-stable beverages business in Latin America; and

•
Snacks, which consists of Pepperidge Farm cookies, crackers, fresh bakery and frozen products in U.S. retail, including Milano cookies and Goldfish crackers; and Snyder’s of Hanover pretzels, Lance sandwich crackers, Cape Cod and Kettle Brand potato chips, Late July snacks, Snack Factory Pretzel Crisps, Pop Secret popcorn, Emerald nuts, and other snacking products in the U.S. and Canada. The segment also includes our European chips business.

In 2020, our business in Latin America is managed as part of the Snacks segment. See Note 7 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding our reportable segments.
Ingredients and Packaging
The ingredients and packaging materials required for the manufacture of our food and beverage products are purchased from various suppliers. These items are subject to price fluctuations from a number of factors, including changes in crop size, cattle cycles, crop disease, crop pests, product scarcity, demand for raw materials, commodity market speculation, energy costs, currency fluctuations, government-sponsored agricultural programs and other government policy, import and export requirements (including tariffs), drought and excessive rain, temperature extremes and other adverse weather events, water scarcity, scarcity of suitable agricultural land, scarcity of organic ingredients and other factors that may be beyond our control during the growing and harvesting seasons. To help reduce some of this price volatility, we use a combination of purchase orders, short- and long-term contracts, inventory management practices and various commodity risk management tools for most of our ingredients and packaging. Ingredient inventories are generally at a peak during the late fall and decline during the winter and spring. Since many ingredients of suitable quality are available in sufficient quantities only during certain seasons, we make commitments for the purchase of such ingredients in their respective seasons. In addition, certain of the materials required for the manufacture of our products, including steel, have been or may be impacted by tariffs. At this time, we do not anticipate any material restrictions on the availability of ingredients or packaging that would have a significant impact on our businesses. For information on the impact of inflation, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
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
Our five largest customers accounted for approximately 43% of our consolidated net sales from continuing operations in 2019, 46% in 2018 and 47% in 2017. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 20% of our consolidated net sales from continuing operations in 2019, 22% in 2018 and 24% 2017. The Kroger Co. and its affiliates accounted for approximately 9% of our consolidated net sales from continuing operations in 2019 and 10% in 2018 and 2017. Both of our reportable segments sold products to Wal-Mart Stores, Inc. or its affiliates and The Kroger Co. or its affiliates. No other customer accounted for 10% or more of our consolidated net sales.
Trademarks and Technology
As of September 18, 2019, we owned over 3,600 trademark registrations and applications in over 160 countries. We believe our trademarks are of material importance to our business. Although the laws vary by jurisdiction, trademarks generally are valid as long as they are in use and/or their registrations are properly maintained and have not been found to have become generic. Trademark registrations generally can be renewed indefinitely as long as the trademarks are in use. We believe that our principal brands, including Campbell's, Cape Cod, Chunky, Emerald, Goldfish, Kettle Brand, Lance, Late July, Milano, Pace, Pacific Foods, Pepperidge Farm, Plum, Pop Secret, Prego, Snack Factory Pretzel Crisps, Snyder's of Hanover, Swanson, and V8, are protected by trademark law in the major markets where they are used.
Although we own a number of valuable patents, we do not regard any segment of our business as being dependent upon any single patent or group of related patents. In addition, we own copyrights, both registered and unregistered, proprietary trade secrets, technology, know-how, processes and other intellectual property rights that are not registered.

Competition
We operate in a highly competitive industry and experience competition in all of our categories. This competition arises from numerous competitors of varying sizes across multiple food and beverage categories, and includes producers of private label products, as well as other branded food and beverage manufacturers. Private label products are generally sold at lower prices than branded products. Competitors market and sell their products through traditional retailers and e-commerce. All of these competitors vie for trade merchandising support and consumer dollars. The number of competitors cannot be reliably estimated. Our principal areas of competition are brand recognition, taste, nutritional value, price, promotion, innovation, shelf space and customer service.
Working Capital
For information relating to our cash flows from operations and working capital items, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
Capital Expenditures
During 2019, our aggregate capital expenditures were $384 million. We expect to spend approximately $350 million for capital projects in 2020, which includes capital projects for Campbell International for the anticipated period of ownership. Major capital projects based on planned spend in 2020 include implementation of an SAP enterprise-resource planning system for Snyder's-Lance and a new manufacturing line for our snacks business.
Regulation
The manufacture and sale of consumer food products is highly regulated. In the U.S., our activities are subject to regulation by various federal government agencies, including the Food and Drug Administration, Department of Agriculture, Federal Trade Commission, Department of Labor, Department of Commerce and Environmental Protection Agency, as well as various state and local agencies. Our business is also regulated by similar agencies outside of the U.S. In addition, the current U.S. administration has implemented and is considering tariffs on certain imported commodities, including steel. In response, other countries have adopted and/or are considering countervailing tariffs on imported food and agriculture products.
Environmental Matters
We have requirements for the operation and design of our facilities that meet or exceed applicable environmental rules and regulations. Of our $384 million in capital expenditures made during 2019, approximately $29 million were for compliance with environmental laws and regulations in the U.S. We further estimate that approximately $13 million of the capital expenditures anticipated during 2020 will be for compliance with U.S. environmental laws and regulations. We believe that continued compliance with existing environmental laws and regulations (both within the U.S. and elsewhere) will not have a material effect on capital expenditures, earnings or our competitive position. In addition, we continue to monitor existing and pending environmental laws and regulations within the U.S. and elsewhere relating to climate change and greenhouse gas emissions. While the impact of these laws and regulations cannot be predicted with certainty, we do not believe that compliance with these laws and regulations will have a material effect on capital expenditures, earnings or our competitive position.
Seasonality
Demand for soup products is seasonal, with the fall and winter months usually accounting for the highest sales volume. Demand for our other products is generally evenly distributed throughout the year.
Employees
On July 28, 2019, we had approximately 19,000 employees, which included approximately 4,200 employees of Campbell International.
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
Operational Risk Factors
We face significant competition in all our product categories, which may result in lower sales and margins
We operate in the highly competitive food and beverage industry mainly in the North American market and experience competition in all of our categories. The principal areas of competition are brand recognition, taste, nutritional value, price, promotion, innovation, shelf space and customer service. A number of our primary competitors are larger than us and have substantial financial, marketing and other resources, and some of our competitors may spend more aggressively on advertising and promotional activities than we do. In addition, reduced barriers to entry and easier access to funding are creating new competition. A strong competitive response from one or more of these competitors to our marketplace efforts, or a continued shift towards private label offerings, could result in us reducing prices, increasing marketing or other expenditures, and/or losing market share, each of which may result in lower sales and margins.
Our ability to compete also depends upon our ability to predict, identify, and interpret the tastes and dietary habits of consumers and to offer products that appeal to those preferences. There are inherent marketplace risks associated with new product or packaging introductions, including uncertainties about trade and consumer acceptance. If we do not succeed in offering products that consumers want to buy, our sales and market share will decrease, resulting in reduced profitability. If we are unable to accurately predict which shifts in consumer preferences will be long-lasting, or are unable to introduce new and improved products to satisfy those preferences, our sales will decline. In addition, given the variety of backgrounds and identities of consumers in our consumer base, we must offer a sufficient array of products to satisfy the broad spectrum of consumer preferences. As such, we must be successful in developing innovative products across a multitude of product categories. Finally, if we fail to rapidly develop products in faster-growing and more profitable categories, we could experience reduced demand for our products, or fail to expand margins.
Our results may be adversely affected by our inability to complete or realize the projected benefits of divestitures
During the first half of 2020, we expect to complete the sale of our Arnott’s and international operations and use the net proceeds from this divestiture to reduce debt. Our ability to successfully divest this business depends upon, among other things, receiving all necessary regulatory approvals on the terms expected. In addition, any other businesses we decide to divest may depend in part on our ability to identify suitable buyers, negotiate favorable financial and other contractual terms and obtain all necessary regulatory approvals on the terms expected. Potential risks of divestitures may also include diversion of management's attention from other business concerns, loss of key suppliers and/or customers of divested businesses, the inability to separate divested businesses or business units effectively and efficiently from our existing business operations and the inability to reduce or eliminate associated overhead costs. If we are unable to complete or realize the projected benefits of planned and/or future divestitures, we may not be able to reduce our debt as planned and our business or financial results may be adversely impacted.
We may be adversely impacted by our substantial indebtedness
We used the net proceeds from the businesses we sold in 2019 to reduce our debt and expect to use the net proceeds from the sale of Campbell International to further reduce debt. However, as of July 28, 2019, we maintained approximately $8.7 billion of indebtedness, and this level of indebtedness may have important consequences to our business, including but not limited to:

•	increasing the possibility of a downgrade in our credit rating;

•	increasing our exposure to fluctuations in interest rates;

•	subjecting us to new financial and other covenants;

•	increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, including undertaking significant capital projects;

•	placing us at a competitive disadvantage as compared to our competitors, to the extent that they are not as highly leveraged; and

•	restricting us from pursuing certain business opportunities, including other acquisitions.
In addition, we regularly access the commercial paper markets for working capital needs and other general corporate purposes. If our credit ratings are downgraded, we may have difficulty selling additional debt securities or borrowing money in the amounts and on the terms that might be available if our credit ratings were maintained. See "Management's Discussion and Analysis of

Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information regarding our indebtedness.
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
We may not achieve our targeted cost savings, which may adversely affect our ability to grow margins
We are pursuing multi-year cost savings initiatives with targeted annualized cost savings of $850 million for continuing operations by the end of 2022, which includes $295 million in synergies and run-rate cost savings from our acquisition of Snyder's-Lance. These initiatives require a substantial amount of management and operational resources. Our management team must successfully execute the administrative and operational changes necessary to achieve the anticipated benefits of these initiatives, including the integration of Snyder's-Lance in an efficient and effective manner. In some respects, our plans to achieve these cost savings continue to be refined. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Restructuring Charges and Cost Savings Initiatives" for additional information on these initiatives. These and related demands on our resources may divert the organization's attention from other business issues, have adverse effects on existing business relationships with suppliers and customers and impact employee morale. Our success is partly dependent upon properly executing, and realizing cost savings or other benefits from, these often complex initiatives. Any failure to implement our initiatives could adversely affect our ability to grow margins.
We may not be able to increase prices to fully offset increases in the cost of transportation and logistics and prices of raw and packaging materials
The cost of distribution has increased recently due to a rise in transportation and logistics costs, driven by excess demand, reduced availability and higher fuel costs. In addition, certain of the materials required for the manufacture of our products, including steel, have been or may be impacted by tariffs.
As a manufacturer of food and beverage products, the raw and packaging materials used in our business include tomato paste, grains, beef, poultry, dairy, potatoes and other vegetables, steel, glass, paper and resin. Many of these materials are subject to price fluctuations from a number of factors, including but not limited to changes in crop size, cattle cycles, crop disease, crop pests, product scarcity, demand for raw materials, commodity market speculation, energy costs, currency fluctuations, government-sponsored agricultural programs and other government policy, import and export requirements (including tariffs), drought and excessive rain, temperature extremes and other adverse weather events, water scarcity, scarcity of suitable agricultural land, scarcity of organic ingredients and other factors that may be beyond our control. We may not be able to offset any price increases through productivity or price increases or through our commodity hedging activity.
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
We may be adversely impacted by a changing customer landscape and the increased significance of some of our customers
Our businesses are largely concentrated in the traditional retail grocery trade, which has experienced slower growth than other retail channels, such as dollar stores, drug stores, club stores and e-commerce retailers. We expect this trend away from traditional retail grocery to alternate channels to continue in the future. These alternative retail channels may also create consumer price deflation, affecting our retail customer relationships and presenting additional challenges to increasing prices in response to commodity or other cost increases. In addition, retailers with increased buying power and negotiating strength are seeking more favorable terms, including increased promotional programs funded by their suppliers. These customers may also use more of their shelf space for their private label products, which are generally sold at lower prices than branded products. If we are unable to use our scale, marketing, product innovation and category leadership positions to respond to these customer dynamics, our business or financial results could be adversely impacted.
In 2019, our five largest customers accounted for approximately 43% of our consolidated net sales from continuing operations, with the largest customer, Wal-Mart Stores, Inc. and its affiliates, accounting for approximately 20% of our consolidated net sales from continuing operations. In addition, The Kroger Co. and its affiliates accounted for approximately 9% of our consolidated net sales from continuing operations in 2019. There can be no assurance that our largest customers will continue to purchase our products in the same mix or quantities, or on the same terms as in the past. Disruption of sales to any of these customers, or to any of our other large customers, for an extended period of time could adversely affect our business or financial results.

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
Disruption to our supply chain could adversely affect our business
Our ability to manufacture and/or sell our products may be impaired by damage or disruption to our manufacturing, warehousing or distribution capabilities, or to the capabilities of our suppliers, contract manufacturers, logistics service providers or independent distributors. This damage or disruption could result from execution issues, as well as factors that are hard to predict or beyond our control, such as product or raw material scarcity, adverse weather conditions, natural disasters, fire, terrorism, pandemics, strikes, cybersecurity breaches, government shutdowns, disruptions in logistics, supplier capacity constraints or other events. Production of the agricultural commodities used in our business may also be adversely affected by drought and excessive rain, temperature extremes and other adverse weather events, water scarcity, scarcity of suitable agricultural land, scarcity of organic ingredients, crop size, cattle cycles, crop disease and crop pests. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, may adversely affect our business or financial results, particularly in circumstances when a product is sourced from a single supplier or location. Disputes with significant suppliers, contract manufacturers, logistics service providers or independent distributors, including disputes regarding pricing or performance, may also adversely affect our ability to manufacture and/or sell our products, as well as our business or financial results.
If our food products become adulterated or are mislabeled, we might need to recall those items, and we may experience product liability claims and damage to our reputation
We have in the past and we may, in the future, need to recall some of our products if they become adulterated or if they are mislabeled, and we may also be liable if the consumption of any of our products causes sickness or injury to consumers. A widespread product recall could result in significant losses due to the costs of a recall, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. We could also suffer losses from a significant adverse product liability judgment. A significant product recall or product liability claim could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in the safety and/or quality of our products, ingredients or packaging. In addition, if another company recalls or experiences negative publicity related to a product in a category in which we compete, consumers might reduce their overall consumption of products in that category.
An impairment of the carrying value of goodwill or other indefinite-lived intangible assets could adversely affect our financial results and net worth
As of July 28, 2019, we had goodwill of $4.678 billion and other indefinite-lived intangible assets of $2.753 billion, of which a total of $785 million relates to Campbell International and has been included in Noncurrent assets of discontinued operations. Goodwill and indefinite-lived intangible assets are initially recorded at fair value and not amortized, but are tested for impairment at least annually or more frequently if impairment indicators arise. We test goodwill at the reporting unit level by comparing the carrying value of the net assets of the reporting unit, including goodwill, to the unit's fair value. Similarly, we test indefinite-lived intangible assets by comparing the fair value of the assets to their carrying values. Fair value for both goodwill and other indefinite-lived intangible assets is determined based on a discounted cash flow analysis. If the carrying values of the reporting unit or indefinite-lived intangible assets exceed their fair value, the goodwill or indefinite-lived intangible assets are considered impaired and reduced to fair value. Factors that could result in an impairment include a change in revenue growth rates, operating margins, weighted average cost of capital, future economic and market conditions or assumed royalty rates. We have, in the most recently completed and prior years, experienced impairment charges. See "Significant Accounting Estimates" and Notes 3 and 6 to the Consolidated Financial Statements for additional information on recent impairments. We may be required in the future to record additional impairment of the carrying value of goodwill or other indefinite-lived intangible assets, which could adversely affect our financial results and net worth.
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
We may be adversely impacted by increased liabilities and costs related to our defined benefit pension plans
We sponsor a number of defined benefit pension plans for certain employees in the U.S. and certain non-U.S. locations. The major defined benefit pension plans are funded with trust assets invested in a globally diversified portfolio of securities and other investments. Changes in regulatory requirements or the market value of plan assets, investment returns, interest rates and mortality rates may affect the funded status of our defined benefit pension plans and cause volatility in the net periodic benefit cost, future funding requirements of the plans and the funded status as recorded on the balance sheet. A significant increase in our obligations or future funding requirements could have a material adverse effect on our financial results.
We may be adversely impacted by a failure or security breach of our information technology systems
Our information technology systems are critically important to our operations. We rely on our information technology systems (some of which are outsourced to third parties) to manage our data, communications and business processes, including our marketing, sales, manufacturing, procurement, logistics, customer service, accounting and administrative functions. If we do not allocate and effectively manage the resources necessary to build, sustain and protect appropriate information technology systems, our business or financial results could be adversely impacted. Furthermore, our information technology systems may be vulnerable to attack or other security breaches (including the access to or acquisition of customer, consumer or other confidential information), service disruptions or other system failures. If we are unable to prevent or adequately respond to and resolve these breaches, disruptions or failures, our operations may be impacted, and we may suffer other adverse consequences such as reputational damage, litigation, remediation costs and/or penalties under various data protection laws and regulations.
To address the risks to our information technology systems and the associated costs, we maintain an information security program that includes updating technology and security policies, cyber insurance, employee training, and monitoring and routine testing of our information technology systems. We believe that these preventative actions provide adequate measures of protection against security breaches and generally reduce our cybersecurity risks. Although we have not experienced a material incident to date, there can be no assurance that these measures will prevent or limit the impact of a future incident. The cost to remediate damages to our information technology systems suffered as a result of a cyber attack could be significant.
In addition, in the event our suppliers or customers experience a breach or system failure, their businesses could be disrupted or otherwise negatively affected, which may result in a disruption in our supply chain or reduced customer orders, which would adversely affect our business and financial results. We have also outsourced several information technology support services and administrative functions to third-party service providers, and may outsource other functions in the future to achieve cost savings and efficiencies. If these service providers do not perform effectively due to breach or system failure, we may not be able to achieve the expected benefits and our business may be disrupted.
We may not be able to attract and retain the highly skilled people we need to support our business
We depend on the skills and continued service of key personnel, including our experienced management team. In addition, our ability to achieve our strategic and operating goals depends on our ability to identify, hire, train and retain qualified individuals. We also compete with other companies both within and outside of our industry for talented personnel, and we may lose key personnel or fail to attract, train and retain other talented personnel. Any such loss or failure may adversely affect our business or financial results. In addition, activities related to identifying, recruiting, hiring and integrating qualified individuals may require significant time and expense. We may not be able to locate suitable replacements for any key employees who leave, or offer employment to potential replacements on reasonable terms, each of which may adversely affect our business and financial results. We also recently streamlined our business into a two-division operating model, which could lead to operational challenges and higher employee turnover.
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
Market Conditions and Other General Risk Factors
Actions of activist shareholders could cause us to incur substantial costs, divert management's attention and resources, and have an adverse effect on our business
We were the target of activist shareholder activities in 2019. If these activities continue, our business could be adversely affected because responding to proxy contests and reacting to other actions by activist shareholders can be costly and time-consuming, disruptive to our operations and divert the attention of management and our employees. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist shareholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, employees, suppliers and other strategic partners, and cause our share price to experience periods of volatility or stagnation.
We face risks related to recession, financial and credit market disruptions and other economic conditions
Customer and consumer demand for our products may be impacted by weak economic conditions, recession, equity market volatility or other negative economic factors in the U.S. or other nations. Similarly, disruptions in financial and/or credit markets may impact our ability to manage normal commercial relationships with our customers, suppliers and creditors. In addition, changes in tax or interest rates in the U.S. or other nations, whether due to recession, economic disruptions or other reasons, may adversely impact us.
The administering regulatory authority announced it intends to phase out London Interbank Offered Rate (LIBOR) by the end of 2021. Our variable rate debt and revolving credit facility use LIBOR as a benchmark for establishing interest rates. While we expect to have paid off our variable-rate debt and replaced or renegotiated our revolving credit facility by the end of 2021, we plan to incur additional indebtedness and/or negotiate new terms that will rely on an alternative method to LIBOR. Any legal or regulatory changes made in response to LIBOR’s future discontinuance may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, or changes in the rules or methodologies in LIBOR. In addition, alternative methods to LIBOR may be impossible or impracticable to determine. While we do not expect that the transition from LIBOR and risks related thereto will have a material adverse effect on our financing costs, it is still uncertain at this time.
Legal and Regulatory Risk Factors
We may be adversely impacted by legal and regulatory proceedings or claims
We are a party to a variety of legal and regulatory proceedings and claims arising out of the normal course of business. See Note 19 to the Consolidated Financial Statements for information regarding reportable legal proceedings. Since these actions are inherently uncertain, there is no guarantee that we will be successful in defending ourselves against such proceedings or claims, or that our assessment of the materiality or immateriality of these matters, including any reserves taken in connection with such matters, will be consistent with the ultimate outcome of such proceedings or claims. In particular, the marketing of food products has come under increased scrutiny in recent years, and the food industry has been subject to an increasing number of proceedings and claims relating to alleged false or deceptive marketing under federal, state and foreign laws or regulations. Additionally, the independent contractor distribution model, which is used by Pepperidge Farm and Snyder’s-Lance, has also come under increased regulatory scrutiny. Our independent contractor distribution model has also been the subject of various class and individual lawsuits in recent years. In the event we are unable to successfully defend ourselves against these proceedings or claims, or if our assessment of the materiality of these proceedings or claims proves inaccurate, our business or financial results may be adversely affected. In addition, our reputation could be damaged by allegations made in proceedings or claims (even if untrue).
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are company-owned and located in Camden, New Jersey. The following table sets forth our principal manufacturing facilities and the business segment that primarily uses each of the facilities:
Inside the U.S.

Arizona	Indiana	Pennsylvania
Goodyear (S)	Jeffersonville (S)	Denver (S)
California	Massachusetts	Downingtown (S)
Dixon (MB)	Hyannis (S)	Hanover (S)
Stockton (MB)	North Carolina	Texas
Connecticut	Charlotte (S)	Paris (MB)
Bloomfield (S)	Maxton (MB)	Utah
Florida	Ohio	Richmond (S)
Lakeland (S)	Ashland (S)	Wisconsin
Georgia	Napoleon (MB)	Beloit (S)
Columbus (S)	Willard (S)	Franklin (S)
Illinois	Oregon	Milwaukee (MB)
Downers Grove (S)	Salem (S)
Tualatin (MB)

Outside the U.S.

Australia	England	Indonesia
Huntingwood*	Norwich (S)*	Bekasi*
Marleston*	Wednesbury (S)*	Malaysia
Shepparton*		Selangor Darul Ehsan*
Virginia*
______________________________
MB - Meals & Beverages
S - Snacks
* - Property part of pending divestitures
Each of the foregoing manufacturing facilities is company-owned, except the Tualatin, Oregon and Selangor Darul Ehsan, Malaysia facilities, which are leased. We also maintain principal business unit offices in Charlotte, North Carolina; Doral, Florida; Hanover, Pennsylvania; Norwalk, Connecticut; Tualatin, Oregon; North Strathfield, Australia; and Toronto, Canada. The principal business unit office in North Strathfield, Australia is included in the pending sale of the Arnott’s and international operations.
We also own and lease distribution centers across the U.S. We believe that our manufacturing and processing plants and distribution centers are well maintained and, together with facilities operated by our contract manufacturers, are generally adequate to support the current operations of the businesses.
Item 3. Legal Proceedings
Information regarding reportable legal proceedings is contained in Note 19 to the Consolidated Financial Statements and incorporated herein by reference.

Item 4. Mine Safety Disclosures
Not applicable.
Executive Officers of the Company
The following is a list of our executive officers as of September 18, 2019:

Name, Present Title & Business Experience	Age	Year First Appointed Executive Officer
Carlos A. Abrams-Rivera, Senior Vice President and President, Campbell Snacks. President, Campbell Snacks (2018-2019). President of Pepperidge Farm (2015-2018). President, Gum & Candy - Latin America of Mondelez International (2015). President, Mondelez Mexico of Mondelez International (2013-2015).	52	2019
Xavier F. Boza, Senior Vice President and Chief Human Resources Officer. Vice President, Human Resources of Campbell Soup Company (2015 - 2018). Regional Vice President, Human Resources of Kellogg Company (2013 - 2015).	55	2018
Mark A. Clouse, President and Chief Executive Officer. Chief Executive Officer of Pinnacle Foods, Inc. (2016 - 2018). Chief Commercial Officer (2016) and Executive Vice President and Chief Growth Officer (2014-2016) of Mondelez International, Inc.	51	2019
Adam G. Ciongoli, Senior Vice President and General Counsel. Executive Vice President and General Counsel of Lincoln Financial Group (2012 - 2015).	51	2015
Anthony P. DiSilvestro, Senior Vice President and Chief Financial Officer. We have employed Mr. DiSilvestro in an executive or managerial capacity for at least five years.	60	2004
Christopher D. Foley, Senior Vice President and President, Campbell Meals & Beverages. We have employed Mr. Foley in an executive or managerial capacity for at least five years.	47	2019
Robert J. Furbee, Senior Vice President, Global Supply Chain. We have employed Mr. Furbee in an executive or managerial capacity for at least five years.	57	2017
Craig S. Slavtcheff, Senior Vice President, Global R&D. We have employed Mr. Slavtcheff in an executive or managerial capacity for at least five years.	52	2019
PART II

Item 5.	Market for Registrant’s Capital Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market for Registrant’s Capital Stock
Our capital stock is traded on the New York Stock Exchange under the symbol "CPB." On September 18, 2019, there were 17,529 holders of record of our capital stock.
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
The following graph compares the cumulative total shareholder return (TSR) on our stock with the cumulative total return of the Standard & Poor’s 500 Stock Index (the S&P 500) and the Standard & Poor’s Packaged Foods Index (the S&P Packaged Foods Group). The graph assumes that $100 was invested on August 1, 2014, in each of our stock, the S&P 500 and the S&P Packaged Foods Group, and that all dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on July 28, 2019.

* Stock appreciation plus dividend reinvestment.

	2014	2015	2016	2017	2018	2019
Campbell	100	121	156	136	108	113
S&P 500	100	112	118	137	159	174
S&P Packaged Foods Group	100	125	147	138	129	141
Issuer Purchases of Equity Securities
None.

Item 6. Selected Financial Data

Fiscal Year	2019(1)	2018(2)	2017(3)	2016(4)	2015(5)
(Millions, except per share amounts)
Summary of Operations
Net sales	$8,107	$6,615	$5,837	$5,868	$5,945
Earnings before interest and taxes	979	1,010	1,431	865	812
Earnings before taxes	625	830	1,316	751	705
Earnings from continuing operations	474	724	924	509	491
Earnings (loss) from discontinued operations	(263)	(463)	(37)	54	175
Net earnings	211	261	887	563	666
Net earnings attributable to Campbell Soup Company	211	261	887	563	666
Financial Position
Total assets	$13,148	$14,529	$7,726	$7,837	$8,077
Total debt(6)	8,712	9,894	3,536	3,533	4,082
Total equity	1,112	1,373	1,645	1,533	1,377
Per Share Data
Earnings from continuing operations attributable to Campbell Soup Company - basic	$1.57	$2.41	$3.03	$1.65	$1.57
Earnings from continuing operations attributable to Campbell Soup Company - assuming dilution	1.57	2.40	3.01	1.64	1.57
Net earnings attributable to Campbell Soup Company - basic	.70	.87	2.91	1.82	2.13
Net earnings attributable to Campbell Soup Company - assuming dilution	.70	.86	2.89	1.81	2.13
Dividends declared	1.40	1.40	1.40	1.248	1.248
Other Statistics
Capital expenditures	$384	$407	$338	$341	$380
Weighted average shares outstanding - basic	301	301	305	309	312
Weighted average shares outstanding - assuming dilution	302	302	307	311	313
____________________________________
(All per share amounts below are on a diluted basis)
On February 25, 2019, we sold our U.S. refrigerated soup business, and on April 25, 2019, we sold our Garden Fresh Gourmet business. On June 16, 2019, we sold our Bolthouse Farms business. We have reflected the results of these businesses as discontinued operations in the Consolidated Statements of Earnings for all periods presented. The assets and liabilities of these businesses have been reflected in assets and liabilities of discontinued operations as of July 29, 2018. Within our international biscuits and snacks operating segment, we signed a definitive agreement for the sale of our Kelsen business on July 12, 2019. We also signed a definitive agreement on August 1, 2019, for the sale of our Arnott’s business and certain other international operations, including the simple meals and shelf-stable beverages businesses in Australia and Asia Pacific. We have reflected the results of operations of the Kelsen business and the Arnott’s and international operations (collectively referred to as Campbell International) as discontinued operations in the Consolidated Statements of Earnings for all periods presented. The assets and liabilities of these businesses have been reflected in assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of July 28, 2019, and July 29, 2018.
In May 2014, the Financial Accounting Standards Board (FASB) issued revised guidance on the recognition of revenue from contracts with customers. We adopted the guidance in the first quarter of 2019 using the modified retrospective method.
In March 2017, the FASB issued guidance that changes the presentation of net periodic pension cost and net periodic postretirement benefit cost. The guidance also allows only the service cost component to be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory). We adopted the guidance in the first quarter of 2018 and retrospectively adjusted prior periods.
In March 2016, the FASB issued guidance that amends accounting for share-based payments, including the accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the statement of cash flows. We adopted the guidance in 2017 and retrospectively adjusted prior periods.

In April 2015, the FASB issued guidance that requires debt issuance costs to be presented in the balance sheet as a reduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. We adopted the guidance in 2016 and retrospectively adjusted prior periods.
In November 2015, the FASB issued guidance that requires deferred tax liabilities and assets to be classified as noncurrent in the balance sheet. We adopted the guidance in 2016 on a prospective basis and modified the presentation of deferred taxes in the Consolidated Balance Sheet as of July 31, 2016.
All fiscal years consisted of 52 weeks.

(1)
The 2019 earnings from continuing operations attributable to Campbell Soup Company were impacted by the following: a restructuring charge and costs of $92 million ($.30 per share) associated with restructuring and cost savings initiatives; impairment charges of $13 million ($.04 per share) related to the European chips business; a pension settlement charge of $22 million ($.07 per share); losses of $93 million ($.31 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans; and a tax charge of $2 million ($.01 per share) due to the enactment of the Tax Cuts and Jobs Act that was signed into law in December 2017 (the Act). Loss from discontinued operations was impacted by the following: impairment charges of $275 million ($.91 per share) related to Campbell Fresh; expenses of $51 million ($.17 per share) associated with the sale process of the businesses in Campbell Fresh, including losses on the sale of the businesses, and on deferred tax assets that were not realizable; impairment charges of $12 million ($.04 per share) related to Kelsen; costs of $10 million ($.03 per share) associated with the planned divestiture of Campbell International; and losses of $9 million ($.03 per share) associated with mark-to-market adjustments for defined benefit pension plans.

(2)
The 2018 earnings from continuing operations attributable to Campbell Soup Company were impacted by the following: a restructuring charge and costs of $132 million ($.44 per share) associated with restructuring and cost savings initiatives; gains of $100 million ($.33 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans; impairment charges of $41 million ($.14 per share) related to the Plum trademark; transaction and integration costs of $73 million ($.24 per share) associated with the acquisition of Snyder's-Lance; a net tax benefit of $126 million ($.42 per share) due to the enactment of the Act; and a loss of $15 million ($.05 per share) related to the settlement of a legal claim. Loss from discontinued operations was impacted by the following: a restructuring charge and costs of $4 million ($.01 per share) associated with restructuring and cost savings initiatives; impairment charges of $571 million ($1.89 per share) related to the Bolthouse Farms refrigerated beverages and salad dressings reporting unit, the deli reporting unit, and the Bolthouse Farms carrot and carrot ingredients reporting unit; and gains of $3 million ($.01 per share) associated with mark-to-market and curtailment adjustments for defined benefit pension plans.

(3)
The 2017 earnings from continuing operations attributable to Campbell Soup Company were impacted by the following: a restructuring charge and costs of $30 million ($.10 per share) associated with restructuring and cost savings initiatives; gains of $100 million ($.33 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans; and a tax benefit of $52 million ($.17 per share) primarily associated with the sale of intercompany notes receivable to a financial institution. Loss from discontinued operations were impacted by the following: a restructuring charge and costs of $7 million ($.02 per share) associated with restructuring and cost savings initiatives; impairment charges of $180 million ($.59 per share) related to the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit and the Garden Fresh Gourmet reporting unit; a reduction to interest expense of $4 million ($.01 per share) primarily associated with the sale of intercompany notes receivable to a financial institution; and gains of $16 million ($.05 per share) associated with mark-to-market adjustments for defined benefit pension plans.

(4)
The 2016 earnings from continuing operations attributable to Campbell Soup Company were impacted by the following: a restructuring charge and costs of $49 million ($.16 per share) associated with restructuring and cost savings initiatives; and losses of $187 million ($.60 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans. Earnings from discontinued operations were impacted by the following: impairment charges of $127 million ($.41 per share) related to the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit; losses of $13 million ($.04 per share) associated with mark-to-market adjustments for defined benefit pension plans; and a gain of $25 million ($.08 per share) associated with a settlement of a claim related to the Kelsen acquisition.

(5)
The 2015 earnings from continuing operations attributable to Campbell Soup Company were impacted by the following: a restructuring charge and costs of $76 million ($.24 per share) associated with restructuring and cost savings initiatives and losses of $86 million ($.27 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans. Earnings from discontinued operations were impacted by the following: a restructuring charge of $2 million ($.01 per share) associated with restructuring and cost savings initiatives and losses of $1 million associated with mark-to-market adjustments for defined benefit pension plans.

(6)	Total debt includes debt related to discontinued operations. In 2019 and 2018, debt related to discontinued operations was $238 million and $378 million, respectively.

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
In 2019, we announced our plan to divest our Campbell Fresh operating segment and international biscuits and snacks operating segment. Within our Campbell Fresh operating segment, on February 25, 2019, we sold our U.S. refrigerated soup business, and on April 25, 2019, we sold our Garden Fresh Gourmet business. Proceeds were approximately $55 million, subject to customary purchase price adjustments. On June 16, 2019, we also sold our Bolthouse Farms business for approximately $500 million, subject to customary purchase price adjustments. Beginning in the third quarter of 2019, we have reflected the results of operations of these businesses as discontinued operations in the Consolidated Statements of Earnings for all periods presented. The assets and liabilities of these businesses have been reflected in assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of July 29, 2018. A portion of the U.S. refrigerated soup business historically included in Campbell Fresh was retained, and is now reported in Meals & Beverages.
Within our international biscuits and snacks operating segment, we signed a definitive agreement for the sale of our Kelsen business on July 12, 2019, and completed the sale on September 23, 2019, for approximately $300 million, subject to customary purchase price adjustments. We also signed a definitive agreement on August 1, 2019, for the sale of our Arnott’s business and certain other international operations, including the simple meals and shelf-stable beverages businesses in Australia and Asia Pacific (the Arnott's and international operations), for $2.2 billion, subject to customary purchase price adjustments. We expect to complete the sale in the first half of 2020. Beginning in the fourth quarter of 2019, we have reflected the results of operations of the Kelsen business and the Arnott’s and international operations (collectively referred to as Campbell International) as discontinued operations in the Consolidated Statements of Earnings for all periods presented. The assets and liabilities of these businesses have been reflected in assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of July 28, 2019, and July 29, 2018. These businesses were historically included in the Global Biscuits and Snacks reportable segment. See Notes 3 and 7 to the Consolidated Financial Statements for additional information on these recently completed and pending divestitures and reportable segments.
In addition, on September 18, 2019, we signed a definitive agreement for the sale of our European chips business for £66 million, or approximately $80 million. The sale is subject to customary closing conditions including receiving the relevant regulatory approvals, and we expect to complete the sale in the first quarter of 2020.
We used the net proceeds from the businesses we sold in 2019 to reduce our debt and expect to use the net proceeds from the businesses sold in 2020 to further reduce debt.
Our simple meals and shelf-stable beverages business in Latin America was managed as part of the Snacks segment in 2018 and the Meals & Beverages segment in 2019. Segment results have been adjusted to conform to the current presentation. In 2020, our Latin America business is managed as part of the Snacks segment. See "Business - Reportable Segments" for a description of the products included in each segment.
Strategy
Our strategy is to deliver long-term sustainable growth by focusing on our core brands in two divisions within North America while delivering on the promise of our purpose - Real food that matters for life’s moments.
We plan to revise our consumer and customer engagement models through the development of more defined consumer-oriented portfolio roles for our products and increase prioritizing of retailers, which we believe will create a more profitable growth model. In addition, we expect to increase focus on the growth of our snacks business. We also intend to dedicate additional investment in U.S. soup and support our core brands through a revised marketing and innovation model tailored to specific categories and targeted customers and consumers.
We will continue pursuing our multi-year cost savings initiatives with targeted annualized cost savings of $850 million for continuing operations by the end of 2022 , which includes $295 million in synergies and run-rate cost savings from our acquisition of Snyder's-Lance, Inc. (Snyder's-Lance). We expect to achieve these additional savings with continued network optimization, organization consolidation and integration, procurement savings and incremental savings opportunities across several cost categories. See "Restructuring Charges and Cost Savings Initiatives" for additional information on these initiatives.
In addition, we will pursue a more focused and diverse organization that supports our core brands in North America. In the fourth quarter of 2019, we made an organizational change that streamlined our business into a two-division operating model, with differentiated resources and capabilities that we believe will best support the brands within each division.
Business Trends
Our businesses are being influenced by a variety of trends that we anticipate will continue in the future, including: changing consumer preferences; a competitive and dynamic retail environment; and cost inflation.
Our strategy is designed, in part, to capture growing consumer preferences for snacking and convenience. For example, consumers are changing their eating habits by increasing the type and frequency of snacks they consume. We also expect consumers to continue to seek products that they associate with health and well-being, including naturally functional and organic foods.
Retailers continue to use their buying power and negotiating strength to seek increased promotional programs funded by their suppliers and more favorable terms. We expect consolidations among retailers will continue to create large and sophisticated customers that may further this trend. Retailers also continue to grow and promote store brands that compete with branded products, while other challenger brands drive innovation and engagement that threatens our market share. In addition, our businesses are largely concentrated in the traditional retail grocery trade, which has experienced slower growth than other retail channels, such as dollar stores, drug stores, club stores and e-commerce retailers. We anticipate that alternative retail channels, particularly e-commerce, will continue to grow rapidly.
The cost of distribution has increased due to a rise in transportation and logistics costs, driven by excess demand, reduced availability and higher fuel costs. In addition, certain ingredients and packaging required for the manufacture of our products, including steel, have been or may be impacted by tariffs and weather-related events. We expect these cost pressures to continue in 2020.
Summary of Results
As noted above, in 2019, we have reflected the results of operations of Campbell Fresh and Campbell International as discontinued operations in the Consolidated Statements of Earnings for all periods presented.
In 2018, we adopted new accounting guidance that changes the presentation of net periodic pension cost and net periodic postretirement benefit cost. Certain amounts in 2017 were reclassified. See Note 2 to the Consolidated Financial Statements for additional information.
This Summary of Results provides significant highlights from the discussion and analysis that follows.

•	Net sales increased 23% in 2019 to $8.107 billion, primarily due to a 23-point benefit from the acquisitions of Snyder's-Lance and Pacific Foods of Oregon, LLC (Pacific Foods).

•
Gross profit, as a percent of sales, decreased to 33.2% from 35.9% a year ago. The decrease was primarily due to cost inflation and higher supply chain costs, and the dilutive impact of acquisitions, partially offset by productivity improvements.

•
Interest expense increased to $356 million in 2019 from $183 million, primarily due to higher levels of debt associated with funding the acquisitions discussed above, higher average interest rates on the debt portfolio and an $18 million gain on treasury rate lock contracts in the prior year used to hedge the planned financing of the Snyder's-Lance acquisition.

•
The effective tax rate was 24.2% in 2019, compared to 12.8% in 2018. The prior year included a $126 million net tax benefit related to the remeasurement of deferred tax assets and liabilities and a transition tax on unremitted foreign earnings as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (the Act). See Note 12 to the Consolidated Financial Statements for additional information. After adjusting for this item, the remaining decrease in the effective tax rate was primarily due to the ongoing lower U.S. federal tax rate as a result of the Act.

•
Earnings from continuing operations per share were $1.57 in 2019, compared to $2.40 a year ago. The current and prior year included expenses of $.74 and $.12 per share, respectively, from items impacting comparability as discussed below.

•
Loss from discontinued operations per share was $.87 in the 2019, compared to $1.53 a year ago. The current and prior year included expenses of $1.18 and $1.89 per share, respectively, from items impacting comparability as discussed below.

•
Cash flows from operations were $1.398 billion in 2019, compared to $1.305 billion in 2018. The increase was primarily due to improvements in working capital management efforts and higher cash earnings.

Net Earnings attributable to Campbell Soup Company - 2019 Compared with 2018
The following items impacted the comparability of net earnings and net earnings per share:
Continuing Operations

•
In 2019, we recognized losses of $122 million in Other expenses / (income) ($93 million after tax, or $.31 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans. In 2018, we recognized gains of $131 million in Other expenses / (income) ($100 million after tax, or $.33 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans;

•
In 2019, we recognized a pre-tax pension settlement charge in Other expenses / (income) of $28 million ($22 million after tax, or $.07 per share) associated with a U.S. pension plan. The settlement resulted from the level of lump sum distributions from the plan's assets in 2019;

•
In 2015, we implemented initiatives to reduce costs and to streamline our organizational structure. In 2017, we expanded these cost savings initiatives by further optimizing our supply chain network, primarily in North America, continuing to evolve our operating model to drive efficiencies, and more fully integrating our recent acquisitions. In January 2018, as part of the expanded initiatives, we authorized additional costs to improve the operational efficiency of our thermal supply chain network in North America by closing our manufacturing facility in Toronto, Ontario, and to optimize our information technology infrastructure by migrating certain applications to the latest cloud technology platform. In August 2018, we announced that we will continue to streamline our organization, expand our zero-based budgeting efforts and optimize our manufacturing network. In 2019, we began to include costs associated with the Snyder's-Lance cost transformation program and integration with these initiatives. In 2019, we recorded a pre-tax restructuring charge of $31 million and implementation costs and other related costs of $62 million in Administrative expenses, $18 million in Cost of products sold, $7 million in Marketing and selling expenses, and $3 million in Research and development expenses (aggregate impact of $92 million after tax, or $.30 per share) related to these initiatives. In 2018, we recorded a pre-tax restructuring charge of $42 million and implementation costs and other related costs of $87 million in Administrative expenses, $45 million in Cost of products sold, and $3 million in Marketing and selling expenses (aggregate impact of $132 million after tax, or $.44 per share) related to these initiatives. See Note 8 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information;

•
In 2019 and 2018, we reflected the impact on taxes of the enactment of the Act that was signed into law in December 2017. In 2019, we recorded a tax charge of $2 million ($.01 per share) related to a transition tax on unremitted foreign earnings. In 2018, we recorded a tax benefit of $179 million due to the remeasurement of deferred tax assets and liabilities, and a tax charge of $53 million related to a transition tax on unremitted foreign earnings. The net impact was a tax benefit of $126 million ($.42 per share). See Note 12 to the Consolidated Financial Statements and "Taxes on Earnings" for additional information;

•
In the fourth quarter of 2019, we performed an assessment on the assets within the European chips business and recorded a non-cash impairment charge of $16 million ($13 million after tax, or $.04 per share) on intangible assets in Other expenses / (income). In the fourth quarter of 2018, we performed an impairment assessment on the Plum trademark. In 2018, sales and operating performance were well below expectations due in part to competitive pressure and reduced margins. In the fourth quarter of 2018, as part of a strategic review initiated by a new leadership team and based on recent performance, we lowered our long-term outlook for future sales. We recorded a non-cash impairment charge of $54 million ($41 million after tax, or $.14 per share) in Other expenses / (income). See Note 6 to the Consolidated Financial Statements for additional information;

•
In the second quarter of 2018, we announced our intent to acquire Snyder's-Lance and on March 26, 2018, the acquisition closed. In 2018, we incurred $120 million of transaction and integration costs, of which $13 million was recorded in Restructuring charges, $12 million in Administrative expenses, $53 million in Other expenses / (income), and $42 million in Cost of products sold associated with an acquisition date fair value adjustment for inventory. We also recorded a gain in Interest expense of $18 million on treasury rate lock contracts used to hedge the planned financing of the acquisition. The aggregate impact was $102 million, $73 million after tax, or $.24 per share; and

•	In 2018, we recorded expense of $22 million in Other expenses / (income) ($15 million after tax, or $.05 per share) from a settlement of a legal claim.
Discontinued Operations

•
In 2019, we recognized losses of $12 million ($9 million after tax, or $.03 per share) associated with mark-to-market adjustments for defined benefit pension plans. In 2018, we recognized gains of $5 million ($3 million after tax, or $.01 per share) associated with mark-to-market and curtailment adjustments for defined benefit pension plans;

•
In 2018, we recorded a pre-tax restructuring charge of $7 million and implementation costs and other related costs of $1 million in Administrative expenses (aggregate impact of $4 million after tax, or $.01 per share) related to the cost savings initiatives discussed above. See Note 8 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information;

•
In the fourth quarter of 2019, as part of the company's annual review of intangible assets, we recognized a non-cash impairment charge of $7 million on a trademark and $10 million on goodwill in Kelsen due to a lower long-term outlook for sales and the pending sale of the business. The aggregate impact was $17 million ($12 million after tax, or $.04 per share).

In the second quarter of 2019, interim impairment assessments were performed on the intangible and tangible assets within Campbell Fresh, which included Garden Fresh Gourmet, Bolthouse Farms carrot and carrot ingredients and Bolthouse Farms refrigerated beverages and salad dressings, as we continued to pursue the divestiture of these businesses. We revised our future outlook for earnings and cash flows for each of these businesses as the divestiture process progressed. We recorded non-cash impairment charges of $104 million on the tangible assets and $73 million on the intangible assets of Bolthouse Farms carrot and carrot ingredients; $96 million on the intangible assets and $9 million on the tangible assets of Bolthouse Farms refrigerated beverages and salad dressings; and $62 million on the intangible assets and $2 million on the tangible assets of Garden Fresh Gourmet. The aggregate impact of the impairment charges was $346 million ($264 million after tax, or $.88 per share).
In the first quarter of 2019, we recorded a non-cash impairment charge of $14 million ($11 million after tax, or $.04 per share) on our U.S. refrigerated soup plant assets.
In 2019, total non-cash impairment charges recorded were $377 million ($287 million after tax, or $.95 per share).
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
In 2018, the total non-cash impairment charges recorded were $694 million ($571 million after tax, or $1.89 per share); and

•
In 2019, we incurred pre-tax expenses of $32 million associated with the sale process of the businesses in Campbell Fresh, including transaction costs. In addition, we recorded tax expense of $29 million as deferred tax assets on Bolthouse Farms were not realizable. The aggregate impact was $51 million after tax, or $.17 per share. In 2019, we also incurred costs of $12 million ($10 million after tax, or $.03 per share) associated with the planned divestiture of Campbell International. The total aggregate impact was $61 million after tax, or $.20 per share.

The items impacting comparability are summarized below:

	2019		2018
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations attributable to Campbell Soup Company	$474	$1.57	$724	$2.40
Loss from discontinued operations	$(263)	$(.87)	$(463)	$(1.53)
Net earnings attributable to Campbell Soup Company(1)	$211	$.70	$261	$.86

Continuing operations:
Pension and postretirement benefit mark-to-market adjustments	$(93)	$(.31)	$100	$.33
Pension settlement	(22)	(.07)	—	—
Restructuring charges, implementation costs and other related costs	(92)	(.30)	(132)	(.44)
Tax reform	(2)	(.01)	126.42
Impairment charges	(13)	(.04)	(41)	(.14)
Transaction and integration costs	—	—	(73)	(.24)
Claim settlement	—	—	(15)	(.05)
Impact of items on Earnings from continuing operations(1)	$(222)	$(.74)	$(35)	$(.12)

Discontinued operations:
Pension benefit mark-to-market and curtailment adjustments	$(9)	$(.03)	$3	$.01
Restructuring charges, implementation costs and other related costs	—	—	(4)	(.01)
Impairment charges	(287)	(.95)	(571)	(1.89)
Costs associated with divestitures	(61)	(.20)	—	—
Impact of items on Loss from discontinued operations	$(357)	$(1.18)	$(572)	$(1.89)
__________________________________________

(1)	Sum of the individual amounts may not add due to rounding.
Earnings from continuing operations were $474 million ($1.57 per share) in 2019, compared to $724 million ($2.40 per share) in 2018. After adjusting for items impacting comparability, earnings decreased reflecting higher interest expense, partly offset by a lower adjusted tax rate as incremental earnings before interest and taxes (EBIT) from the Snyder’s-Lance acquisition were mostly offset by declines in EBIT in the base business.
See "Discontinued Operations" for additional information.
Net Earnings attributable to Campbell Soup Company - 2018 Compared with 2017
In addition to the 2018 items that impacted comparability of Net earnings discussed above, the following items impacted the comparability of net earnings and net earnings per share:
Continuing Operations

•
In 2017, we recognized gains of $156 million in Other expenses / (income) ($100 million after tax, or $.33 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans;

•
In 2017, we recorded a pre-tax restructuring charge of $11 million and implementation costs and other related costs of $33 million in Administrative expenses and $4 million in Cost of products sold (aggregate impact of $30 million after tax, or $.10 per share) related to the cost savings initiatives discussed above. See Note 8 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information; and

•
In 2017, we recorded a tax benefit of $52 million ($.17 per share) in Taxes on earnings primarily related to the sale of intercompany notes receivable to a financial institution, which resulted in the recognition of foreign exchange losses on the notes for tax purposes. See Note 12 to the Consolidated Financial Statements for additional information.

Discontinued Operations

•	In 2017, we recognized gains of $22 million ($16 million after tax, or $.05 per share) associated with mark-to-market adjustments for defined benefit pension plans;

•
In 2017, we recorded a pre-tax restructuring charge of $7 million and implementation costs and other related costs of $3 million in Administrative expenses (aggregate impact of $7 million after tax, or $.02 per share) related to the cost savings initiatives discussed above. See Note 8 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information;

•
In the second quarter of 2017, we performed an interim impairment assessment on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit and the Garden Fresh Gourmet reporting unit as operating performance was well below expectations and a new leadership team of the Campbell Fresh division initiated a strategic review which led to a revised outlook for future sales, earnings, and cash flow. We recorded a non-cash impairment charge of $147 million ($139 million after tax, or $.45 per share) related to intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit and a non-cash impairment charge of $65 million ($41 million after tax, or $.13 per share) related to the intangible assets of the Garden Fresh Gourmet reporting unit (aggregate pre-tax impact of $212 million, $180 million after tax, or $.59 per share); and

•
In 2017, we recorded a $6 million reduction to interest expense ($4 million after tax, or $.01 per share) related to premiums and fees received on the sale of the intercompany notes receivable discussed above.

The items impacting comparability are summarized below:

	2018		2017
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations attributable to Campbell Soup Company	$724	$2.40	$924	$3.01
Loss from discontinued operations	$(463)	$(1.53)	$(37)	$(.12)
Net earnings attributable to Campbell Soup Company(1)	$261	$.86	$887	$2.89

Continuing operations:
Pension and postretirement benefit mark-to-market adjustments	$100	$.33	$100	$.33
Restructuring charges, implementation costs and other related costs	(132)	(.44)	(30)	(.10)
Tax reform	126.42		—	—
Impairment charges	(41)	(.14)	—	—
Transaction and integration costs	(73)	(.24)	—	—
Claim settlement	(15)	(.05)	—	—
Sale of notes	—	—	52.17
Impact of items on Earnings from continuing operations	$(35)	$(.12)	$122	$.40

Discontinued operations:
Pension benefit mark-to-market and curtailment adjustments	$3	$.01	$16	$.05
Restructuring charges, implementation costs and other related costs	(4)	(.01)	(7)	(.02)
Impairment charges	(571)	(1.89)	(180)	(.59)
Sale of notes	—	—	4.01
Impact of items on Loss from discontinued operations(1)	$(572)	$(1.89)	$(167)	$(.54)
__________________________________________

(1)	Sum of the individual amounts may not add due to rounding.
Earnings from continuing operations were $724 million ($2.40 per share) in 2018, compared to $924 million ($3.01 per share) in 2017. After adjusting for items impacting comparability, earnings decreased primarily due to declines on the base business reflecting a lower gross profit performance, and the dilutive impact of acquisitions, partially offset by a lower effective tax rate. Earnings per share benefited from a reduction in the weighted average diluted shares outstanding, reflecting share repurchases. We suspended our share repurchases as of the second quarter of 2018.

DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

				% Change
(Millions)	2019	2018	2017	2019/2018	2018/2017
Meals & Beverages	$4,322	$4,305	$4,340	—	(1)
Snacks	3,784	2,307	1,497	64	54
Corporate	1	3	—	n/m	n/m
	$8,107	$6,615	$5,837	23	13
__________________________________________
n/m - Not meaningful.

An analysis of percent change of net sales by reportable segment follows:

2019 versus 2018	Meals & Beverages	Snacks(2)	Total
Volume and Mix	(1)%	3%	—%
(Increased)/Decreased Promotional Spending(1)	(1)	1	—
Acquisitions	2	61	23
	—%	64%	23%

2018 versus 2017	Meals & Beverages	Snacks	Total
Volume and Mix	(3)%	3%	(2)%
Price and Sales Allowances	(1)	—	—
Increased Promotional Spending(1)	—	(1)	—
Acquisitions	3	52	15
	(1)%	54%	13%
__________________________________________

(1)	Represents revenue reductions from trade promotion and consumer coupon redemption programs.

(2)	Sum of the individual amounts does not add due to rounding.
In 2019, Meals & Beverages sales were comparable with prior year reflecting a 2-point benefit from the acquisition of Pacific Foods, partially offset by declines in U.S. soup, the retail business in Canada driven by the negative impact of currency translation and Prego pasta sauces. Excluding Pacific Foods, sales of U.S. soup decreased 2% due to declines in condensed and ready-to-serve soups, partly offset by gains in broth. The decline in U.S. soup was driven primarily by continued competitive pressure across the market as well as increased promotional spending.
In 2018, Meals & Beverages sales decreased 1% primarily due to declines in U.S. soup and V8 beverages, partially offset by the benefit of the acquisition of Pacific Foods, and an increase in the retail business in Canada driven by the favorable impact of currency translation. Excluding Pacific Foods, sales of U.S. soup declined 8%, driven by declines in condensed soups, ready-to-serve soups and broth. The decline in U.S. soup was primarily due to a key customer’s different promotional approach for soup in 2018.
In 2019, Snacks sales increased 64% with a 61-point benefit from the acquisition of Snyder’s-Lance. Excluding the impact of the acquisition of Snyder’s-Lance, sales increased reflecting growth in Pepperidge Farm, with gains in Goldfish crackers, fresh bakery products and in cookies, as well as Kettle Brand potato chips, Late July snacks and Snack Factory Pretzel Crisps.
In 2018, Snacks sales increased 54% primarily due to the 52-point benefit of the acquisition of Snyder’s-Lance. Excluding Snyder’s-Lance, sales increased primarily due to gains in Pepperidge Farm, reflecting growth in Goldfish crackers and in cookies.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $319 million in 2019 from 2018 and decreased by $68 million in 2018 from 2017. As a percent of sales, gross profit was 33.2% in 2019, 35.9% in 2018 and 41.8% in 2017.

The 2.7 and 5.9 percentage-point decrease in gross profit percentage in 2019 and 2018, respectively, were due to the following factors:

	Margin Impact
	2019	2018
Cost inflation, supply chain costs and other factors(1)	(3.0)	(2.8)
Impact of acquisitions(2)	(1.5)	(2.8)
Higher level of promotional spending	(0.2)	(0.3)
Mix	—	(0.5)
Price and sales allowances	0.3	(0.3)
Restructuring-related costs	0.4	(0.7)
Productivity improvements	1.3	1.5
	(2.7)%	(5.9)%
__________________________________________

(1)
2019 includes a positive margin impact of 0.8 from cost savings initiatives, which was more than offset by cost inflation and other factors, including higher than expected distribution costs associated with the startup of a new distribution facility in Findlay, Ohio, operated by a third-party logistics provider. 2018 includes a positive margin impact of 0.5 from cost savings initiatives, which was more than offset by cost inflation and other factors, including higher transportation and logistics costs.

(2)	2019 includes a positive margin impact of 0.6 from lapping the 2018 negative margin impact of 0.7 from a Snyder's-Lance acquisition date fair value adjustment for inventory.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 10.4% in 2019, 11.0% in 2018 and 11.6% in 2017. Marketing and selling expenses increased 16% in 2019 from 2018. The increase was primarily due to the impact of acquisitions (approximately 19 percentage points); higher incentive compensation (approximately 2 percentage points) and higher costs related to costs savings initiatives (approximately 1 percentage point), partially offset by increased benefits from cost savings initiatives (approximately 3 percentage points) and lower advertising and consumer promotion expenses (approximately 3 percentage points). The reduction in advertising and consumer promotion expenses was primarily in Meals & Beverages, reflecting a reallocation from advertising to promotional spending classified as revenue reductions, reduced support levels in light of distribution challenges faced in the first quarter and a later start to our U.S. soup campaign relative to the prior year.
Marketing and selling expenses increased 8% in 2018 from 2017. The increase was primarily due to the impact of acquisitions (approximately 12 percentage points), partially offset by increased benefits from cost savings initiatives (approximately 3 percentage points) and lower advertising and consumer promotion expenses (approximately 1 percentage point).
Administrative Expenses
Administrative expenses as a percent of sales were 7.5% in 2019, 8.5% in 2018 and 7.7% in 2017. Administrative expenses increased 8% in 2019 from 2018. The increase was primarily due to the impact of acquisitions (approximately 10 percentage points); higher incentive compensation (approximately 7 percentage points); and costs associated with the proxy contest (approximately 1 percentage point), partially offset by lower costs associated with cost savings initiatives inclusive of acquisition integration costs (approximately 7 percentage points) and increased benefits from cost savings initiatives (approximately 3 percentage points).
Administrative expenses increased 26% in 2018 from 2017. The increase was primarily due to higher costs related to cost savings initiatives (approximately 12 percentage points); the impact of acquisitions (approximately 9 percentage points); acquisition integration costs (approximately 3 percentage points); consulting costs incurred in connection with the strategic review (approximately 2 percentage points); investments in long-term innovation (approximately 1 percentage point); and inflation and other factors (approximately 4 percentage points), partially offset by lower incentive compensation (approximately 5 percentage points).
Research and Development Expenses
Research and development expenses were $91 million in 2019 and 2018 as higher incentive compensation costs (approximately 8 percentage points) were mostly offset by increased benefits from cost savings initiatives (approximately 7 percentage points).
Research and development expenses decreased $2 million, or 2%, in 2018 from 2017. The decrease was primarily due to lower investments in long-term innovation (approximately 3 percentage points); and lower incentive compensation costs (approximately 2 percentage points), partially offset by the impact of acquisitions (approximately 3 percentage points).

Other Expenses / (Income)
Other expenses in 2019 included the following:

•
$71 million of net periodic benefit expense, including losses of $122 million on pension and postretirement benefit mark-to-market adjustments and a pension settlement charge of $28 million associated with a U.S. pension plan;

•	$48 million of amortization of intangible assets; and

•	non-cash impairment charge of $16 million related to the European chips business.
Other income in 2018 included the following:

•	$225 million of net periodic benefit income, including gains of $131 million on pension and postretirement benefit mark-to-market adjustments;

•	$20 million of amortization of intangible assets;

•	$22 million of expense related to the settlement of a legal claim;

•	$53 million of transaction costs associated with the acquisition of Snyder's-Lance; and

•	non-cash impairment charge of $54 million related to the Plum trademark.
Other income in 2017 included the following:

•	$224 million of net periodic benefit income, including gains of $156 million on pension and postretirement benefit mark-to-market adjustments; and

•	$1 million of amortization of intangible assets.
For additional information on the impairment charges, see "Significant Accounting Estimates."
Operating Earnings
Segment operating earnings increased 3% in 2019 from 2018 and decreased 4% in 2018 from 2017.
An analysis of operating earnings by segment follows:

				% Change
(Millions)	2019	2018	2017	2019/2018	2018/2017
Meals & Beverages	$903	$988	$1,118	(9)	(12)
Snacks	514	383	310	34	24
	1,417	1,371	1,428	3	(4)
Corporate (expense) income	(407)	(306)	14
Restructuring charges(1)	(31)	(55)	(11)
Earnings before interest and taxes	$979	$1,010	$1,431
__________________________________________

(1)	See Note 8 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals & Beverages decreased 9% in 2019 versus 2018. The decrease was primarily due to higher levels of cost inflation and higher warehousing and transportation costs, as well as higher promotional spending and higher incentive compensation expenses, partly offset by supply chain productivity improvements, lower marketing and selling expenses and the benefits of cost savings initiatives.
Operating earnings from Meals & Beverages decreased 12% in 2018 versus 2017. The decrease was primarily due to a lower gross profit percentage and lower sales volume, partly offset by lower marketing and selling expenses. Gross profit performance was impacted by cost inflation, including higher transportation and logistics costs, and the dilutive impact from the acquisition of Pacific Foods.
Operating earnings from Snacks increased 34% in 2019 versus 2018. The increase reflects a 32-point benefit from the acquisition of Snyder’s-Lance. The remaining increase was primarily due to higher sales, supply chain productivity improvements and lower promotional spending, partly offset by higher marketing and selling expenses, higher levels of cost inflation and higher incentive compensation expenses. Operating earnings benefited from lapping the costs associated with the voluntary product recall of Flavor Blasted Goldfish crackers in July 2018.
Operating earnings from Snacks increased 24% in 2018 versus 2017. The increase was primarily due to the benefit of the acquisition of Snyder’s-Lance, higher organic sales volume and lower marketing and selling expenses, partly offset by a lower gross profit percentage. Gross profit performance was impacted by higher levels of cost inflation, higher transportation and logistics costs and costs associated with the voluntary product recall of Flavor Blasted Goldfish crackers in July 2018.
Corporate in 2019 included the following:

•	$122 million of losses on pension and postretirement benefit mark-to-market adjustments;

•	costs of $90 million related to the cost savings initiatives;

•	a pension settlement charge of $28 million associated with a U.S. pension plan; and

•	non-cash impairment charge of $16 million related to the European chips business.
Corporate in 2018 included the following:

•	costs of $135 million related to the cost savings initiatives;

•	transaction and integration costs of $107 million associated with the acquisition of Snyder's-Lance;

•	non-cash impairment charge of $54 million related to the Plum trademark;

•	$22 million of expense related to the settlement of a legal claim; and

•	$131 million of gains on pension and postretirement benefit mark-to-market adjustments.
Excluding these amounts, the remaining increase was primarily due to higher incentive compensation expenses.
Corporate in 2017 included costs of $37 million related to cost savings initiatives and $156 million of gains associated with pension and postretirement benefit mark-to-market adjustments. Excluding these amounts, the remaining increase in costs in 2018 was primarily due to higher administrative expenses and losses on open commodity contracts in 2018, partially offset by higher pension and postretirement benefit income in 2018.
Interest Expense
Interest expense increased to $356 million in 2019 from $183 million in 2018. The increase in interest expense was due to higher levels of debt associated with funding the acquisitions, higher average interest rates on the debt portfolio and a gain of $18 million on treasury rate lock contracts in the prior year used to hedge the planned financing of the Snyder's-Lance acquisition.
Interest expense increased to $183 million in 2018 from $115 million in 2017. The increase in interest expense was due to higher levels of debt associated with funding the acquisitions and higher average interest rates on the debt portfolio, partially offset by a gain of $18 million on treasury rate lock contracts used to hedge the planned financing of the Snyder's-Lance acquisition.
Taxes on Earnings
The effective tax rate was 24.2% in 2019, 12.8% in 2018 and 29.8% in 2017.
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
See Note 12 to the Consolidated Financial Statements for additional information.
Tax expense increased from $106 million in 2018 to $151 million in 2019.
The following items impacted 2019 and 2018:

•
In 2019, we recognized a tax benefit of $29 million on $122 million of pension and postretirement benefit mark-to-market losses. In 2018, we recognized tax expense of $31 million on $131 million of pension and postretirement benefit mark-to-market gains;

•	In 2019, we recognized a $6 million tax benefit on $28 million of a pension settlement charge;

•
In 2019, we recognized a $29 million tax benefit on $121 million of restructuring charges, implementation costs and other related costs. In 2018, we recognized a $45 million tax benefit on $177 million of restructuring charges, implementation costs and other related costs;

•
In 2019, we recognized a transition tax on unremitted foreign earnings of $2 million related to the enactment of the Act. In 2018, we recognized a net tax benefit of $126 million related to the enactment of the Act on the remeasurement of deferred tax assets and liabilities and transition tax on unremitted foreign earnings described above;

•
In 2019, we recognized a $3 million tax benefit on a $16 million impairment charge on the European chips business. In 2018, we recognized a $13 million tax benefit on a $54 million impairment charge on the Plum trademark;

•	In 2018, we recognized a $29 million tax benefit on $102 million of transaction and integration costs associated with the acquisition of Snyder's-Lance; and

•	In 2018, we recognized a $7 million tax benefit on the $22 million of expense related to the settlement of a legal claim.
After adjusting for the items above, the remaining decrease in the effective rate was primarily due to the ongoing benefit of the lower U.S. federal tax rate resulting from the enactment of the Act in December 2017.
Tax expense decreased from $392 million in 2017 to $106 million in 2018.
The following items impacted the tax rate in 2017:

•	In 2017, we recognized a tax expense of $56 million on $156 million of pension and postretirement benefit mark-to-market gains;

•	In 2017, we recognized an $18 million tax benefit on $48 million of restructuring charges, implementation costs and other related costs; and

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
Cost estimates, as well as timing for certain activities, are continuing to be developed.
A summary of pre-tax charges recorded in Earnings from continuing operations related to both programs is as follows:

(Millions, except per share amounts)	2019	2018(1)	2017	Recognized as of July 28, 2019(1)
Restructuring charges	$31	$55	$11	$229
Administrative expenses	62	99	33	263
Cost of products sold	18	45	4	67
Marketing and selling expenses	7	3	—	10
Research and development expenses	3	—	—	3
Total pre-tax charges	$121	$202	$48	$572

Aggregate after-tax impact	$92	$150	$30
Per share impact	$.30	$.50	$.10
_______________________________________

(1)	Includes $13 million of Restructuring charges and $12 million of Administrative expenses associated with the Snyder's-Lance cost transformation program and integration recognized in 2018.
A summary of the pre-tax charges recorded in Earnings (loss) from discontinued operations is as follows:

(Millions)	2019	2018	2017	Recognized as of July 28, 2019(1)
Total pre-tax charges	$—	$8	$10	$23
_______________________________________
(1)     Includes $19 million of severance pay and benefits and $4 million of implementation costs and other related costs.
As of April 28, 2019, we incurred substantially all of the costs for actions associated with discontinued operations. All of the costs were cash expenditures.
A summary of the pre-tax costs in Earnings from continuing operations associated with both programs is as follows:

(Millions)	Recognized as of July 28, 2019
Severance pay and benefits(1)	$205
Asset impairment/accelerated depreciation	63
Implementation costs and other related costs(2)	304
Total	$572
_______________________________________

(1)	Includes $13 million of charges associated with the Snyder's-Lance cost transformation program and integration recognized in 2018.

(2)	Includes $12 million of charges associated with the Snyder's-Lance cost transformation program and integration recognized in 2018.
The total estimated pre-tax costs for actions associated with continuing operations that have been identified under both programs are approximately $615 million to $665 million. This estimate will be updated as costs for the expanded initiatives are developed.
We expect the costs for actions associated with continuing operations that have been identified to date under both programs to consist of the following: approximately $205 million to $210 million in severance pay and benefits; approximately $65 million in asset impairment and accelerated depreciation; and approximately $345 million to $390 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 35%; Snacks - approximately 40%; and Corporate - approximately 25%.
Of the aggregate $615 million to $665 million of pre-tax costs associated with continuing operations identified to date under both programs, we expect approximately $540 million to $590 million will be cash expenditures. In addition, we expect to invest approximately $395 million in capital expenditures through 2021, of which we invested approximately $250 million as of July 28, 2019. The capital expenditures primarily relate to the U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, implementation of an SAP enterprise-resource planning system for Snyder's-Lance, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, optimization of information technology infrastructure and applications, insourcing of manufacturing for certain simple meal products, and optimization of the Snyder’s-Lance warehouse and distribution network.
We expect to incur substantially all of the costs for the actions associated with continuing operations that have been identified to date through 2020 and to fund the costs through cash flows from operations and short-term borrowings.
We expect the initiatives for actions associated with continuing operations that have been identified to date under both programs to generate pre-tax savings of $710 million in 2020, and once all phases are implemented, to generate annual ongoing savings of approximately $850 million by the end of 2022. The annual pre-tax savings associated with continuing operations generated by both programs were as follows:

(Millions)	2019	2018	2017	2016	2015
Total pre-tax savings	$560	$395	$325	$215	$85
The initiatives for actions associated with discontinued operations generated pre-tax savings of over $90 million in 2019 and $60 million in 2018.

Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs in Earnings from continuing operations associated with segments is as follows:

(Millions)	2019	Costs Incurred to Date(1)
Meals & Beverages	$34	$212
Snacks	40	200
Corporate	47	160
Total	$121	$572
_______________________________________

(1)	Includes $25 million of pre-tax costs associated with the Snacks segment recognized in 2018 related to the Snyder's-Lance cost transformation program and integration.
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
On February 25, 2019, we sold our U.S. refrigerated soup business, and on April 25, 2019, we sold our Garden Fresh Gourmet business. Proceeds were approximately $55 million, subject to customary purchase price adjustments. On June 16, 2019, we sold our Bolthouse Farms business. Proceeds were approximately $500 million, subject to customary purchase price adjustments. Beginning in the third quarter of 2019, we have reflected the results of these businesses as discontinued operations in the Consolidated Statements of Earnings for all periods presented.
Within our international biscuits and snacks operating segment, we signed a definitive agreement for the sale of our Kelsen business on July 12, 2019, and completed the sale on September 23, 2019, for approximately $300 million, subject to customary purchase price adjustments. We also signed a definitive agreement on August 1, 2019, for the sale of the Arnott’s and international operations, for $2.2 billion, subject to customary purchase price adjustments. We expect to complete the sale in the first half of 2020. Beginning in the fourth quarter of 2019, we have reflected the results of operations of the Kelsen business and the Arnott’s and international operations, or Campbell International, as discontinued operations in the Consolidated Statements of Earnings for all periods presented. These businesses were historically included in the Global Biscuits and Snacks reportable segment.
Results of discontinued operations were as follows:

	Campbell Fresh			Campbell International
(Millions)	2019	2018	2017	2019	2018	2017
Net sales	$756	$950	$947	$1,046	$1,120	$1,106

Impairment charges	$360	$694	$212	$17	$—	$—

Earnings (loss) before taxes from operations	$(359)	$(721)	$(221)	$120	$163	$198
Taxes on earnings (loss) from operations	(78)	(142)	(34)	41	47	48
Loss on sales of businesses / costs associated with selling the businesses	(32)	—	—	(12)	—	—
Tax expense (benefit) of loss on sales / costs associated with selling the businesses	19	—	—	(2)	—	—
Earnings (loss) from discontinued operations	$(332)	$(579)	$(187)	$69	$116	$150
In 2019, Campbell Fresh sales decreased primarily due to the sale of the businesses, as well as declines in refrigerated soup, Bolthouse Farms refrigerated beverages and Garden Fresh Gourmet.
In 2018, Campbell Fresh sales were comparable to the prior year as gains in carrot ingredients and Garden Fresh Gourmet were offset by declines in Bolthouse Farms refrigerated beverages.

In 2019, 2018, and 2017, we recorded impairment charges on the reporting units in Campbell Fresh. See "Significant Accounting Estimates" for additional information. In 2019, we recorded non-cash impairment charges of $360 million ($275 million after tax, or $.91 per share). In 2018 and 2017, the total non-cash impairment charges were $694 million ($571 million after tax, or $1.89 per share) and $212 million ($180 million after tax, or $.59 per share), respectively. In 2019, we incurred pre-tax expenses of $32 million associated with the sale process of the businesses, including transaction costs. In addition, we recorded tax expense of $29 million in the third quarter as deferred tax assets associated with Bolthouse Farms were not realizable. In 2018, loss from operations included a benefit from the favorable resolution of a tax matter.
In 2019, Campbell International sales decreased reflecting the negative impact of currency translation and declines in Kelsen cookies in the U.S.
In 2018, Campbell International sales increased due to the favorable impact from currency translation. Excluding the impact from currency translation, sales decreased with declines in Arnott’s biscuits in Indonesia, partly offset by gains in Kelsen cookies in China.
In 2019, excluding items impacting comparability, earnings from Campbell International declined primarily due to a lower gross profit percentage, reflecting higher supply chain costs and higher promotional spending, as well as the negative impact of currency translation.
In 2018, earnings from Campbell International declined primarily due to higher interest expense.
LIQUIDITY AND CAPITAL RESOURCES
We expect foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations; long-term borrowings; short-term borrowings, including commercial paper; credit facilities; and cash and cash equivalents. We believe that our sources of financing will be adequate to meet our future requirements.
In August 2018, we announced the results of our comprehensive Board of Directors-led strategy and portfolio review, which included plans to pursue the divestiture of our international biscuits and snacks operating segment and our Campbell Fresh operating segment. We sold Campbell Fresh in 2019 as further described below. Within our international biscuits and snacks operating segment, we signed a definitive agreement for the sale of our Kelsen business on July 12, 2019, and completed the sale on September 23, 2019, for approximately $300 million, subject to customary purchase price adjustments. We also signed a definitive agreement on August 1, 2019, for the sale of the Arnott’s and international operations for $2.2 billion, subject to customary purchase price adjustments, and expect to complete the sale in the first half of 2020. In addition, on September 18, 2019, we signed a definitive agreement for the sale of our European chips business for £66 million, or approximately $80 million. The sale is subject to customary closing conditions including receiving the relevant regulatory approvals, and we expect to complete the sale in the first quarter of 2020.
We used the net proceeds from the businesses we sold in 2019 to reduce our debt and expect to use the net proceeds from the businesses sold in 2020 to further reduce debt.
In addition, we plan to continue driving improved asset efficiency in working capital and capital expenditures to generate cash. We expect to maintain disciplined cash flow and capital allocation priorities in 2020, including for capital investments, our dividend and debt reduction.
We generated cash flows from operations of $1.398 billion in 2019, compared to $1.305 billion in 2018. The increase in 2019 was primarily due to improvements in working capital management efforts and higher cash earnings.
We generated cash flows from operations of $1.305 billion in 2018, compared to $1.288 billion in 2017. The increase in 2018 was primarily due to lower working capital requirements, partially offset by lower cash earnings.
Current assets are less than current liabilities as a result of our level of current maturities of long-term debt and short-term borrowings and our focus to lower core working capital requirements while extending payment terms for accounts payables. We had negative working capital of $1.418 billion as of July 28, 2019, and $1.298 billion as of July 29, 2018. Total debt maturing within one year was $1.603 billion as of July 28, 2019, and $1.896 billion as of July 29, 2018.
Capital expenditures were $384 million in 2019, $407 million in 2018 and $338 million in 2017. Capital expenditures are expected to total approximately $350 million in 2020. Capital expenditures in 2019 included a U.S. warehouse optimization project, replacement of a Pepperidge Farm refrigeration system, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, a Snyder's-Lance regional distribution center, a Milano cookie capacity expansion project, and a Goldfish cracker capacity expansion project. Capital expenditures in 2018 included a U.S. warehouse optimization project; transition of production of the Toronto manufacturing facility to our U.S. thermal plants; insourcing manufacturing for certain simple meal products; replacement of a Pepperidge Farm refrigeration system; and an Australian multi-pack biscuit capacity expansion project. Capital expenditures in 2017 included projects to expand: Australian multi-pack biscuit capacity; beverage and salad dressing capacity at Bolthouse Farms; and capacity at Garden Fresh; as well as the continued enhancement of our corporate headquarters; replacement of a Pepperidge Farm refrigeration system; and a U.S. warehouse optimization project.

Pepperidge Farm and Snyder’s-Lance have a direct-store-delivery distribution model that uses independent contractor distributors. In order to maintain and expand this model, we routinely purchase and sell routes. The purchase and sale proceeds of the routes are reflected in investing activities.
On December 12, 2017, we completed the acquisition of Pacific Foods. The purchase price was $688 million and was funded through the issuance of commercial paper.
On March 26, 2018, we completed the acquisition of Snyder’s-Lance. Total consideration was $6.112 billion, which included the payoff of approximately $1.1 billion of Snyder's-Lance indebtedness. We borrowed $900 million under a single draw 3-year senior unsecured term loan facility on March 26, 2018, and issued $5.3 billion senior notes on March 16, 2018, to finance the acquisition. The interest rate on the senior unsecured term loan facility resets in one, two, three, or six-month periods dependent upon our election. Interest on the senior unsecured term loan facility is due upon the earlier of an interest reset or quarterly. The senior unsecured term loan facility contains customary covenants and events of default for credit facilities of this type and a maximum leverage ratio covenant. During the fourth quarter of 2019, we prepaid $401 million of the facility. As a result of such prepayment, the maximum leverage ratio covenant in the senior unsecured term loan facility no longer applies and is no longer incorporated into our U.S. credit facility. The remaining debt outstanding under the senior unsecured term loan facility may be prepaid at par at any time.
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
On February 25, 2019, we sold our U.S refrigerated soup business, and on April 25, 2019, we sold our Garden Fresh Gourmet business. Proceeds were approximately $55 million, subject to customary purchase price adjustments. On June 16, 2019, we sold Bolthouse Farms. Proceeds were approximately $500 million, subject to customary purchase price adjustments.
In June 2017, we sold intercompany notes to a financial institution, including an AUD $280 million, or $224 million, note with an interest rate of 4.88% due on September 18, 2018, and an AUD $190 million, or $152 million, note with an interest rate of 6.98% due on March 29, 2021, but payable upon demand. Interest on both notes was due semi-annually on January 23 and July 23. The net proceeds were used for general corporate purposes. On September 18, 2018, we repaid a portion of both Australian notes and refinanced the remainder with a new AUD $400 million, or $296 million, single-draw syndicated facility that matured on September 11, 2019. As of July 28, 2019, the balance outstanding under this facility was AUD $335 million, or $232 million. The syndicated facility was repaid in August 2019 and was terminated.
Dividend payments were $423 million in 2019, $426 million in 2018 and $420 million in 2017. Annual dividends declared were $1.40 per share in 2019, 2018, and 2017. The 2019 fourth quarter dividend was $.35 per share.
We repurchased approximately 2 million shares at a cost of $86 million in 2018, and approximately 8 million shares at a cost of $437 million in 2017. As a result of the acquisition of Snyder's-Lance, we suspended our share repurchases as of the second quarter of 2018. See Note 17 to the Consolidated Financial Statements for additional information.
As of July 28, 2019, we had $1.603 billion of short-term borrowings due within one year, of which $853 million was comprised of commercial paper borrowings and $232 million was outstanding under the Australian syndicated facility. As of July 28, 2019, we issued $46 million of standby letters of credit. We have a committed revolving credit facility totaling $1.85 billion that matures in December 2021. This U.S. facility remained unused at July 28, 2019, except for $1 million of standby letters of credit that we issued under it. The U.S. facility supports our commercial paper programs and other general corporate purposes. We expect to continue to access the commercial paper markets, bank credit lines and utilize cash flows from operations to support our short-term liquidity requirements.
We are in compliance with the covenants contained in our credit facilities and debt securities.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
Contractual Obligations
The following table summarizes our obligations and commitments to make future payments under certain contractual obligations as of July 28, 2019. For additional information on debt, see Note 13 to the Consolidated Financial Statements. Operating leases are primarily entered into for warehouse and office facilities and certain equipment. Purchase commitments represent purchase orders and long-term purchase arrangements related to the procurement of ingredients, supplies, machinery, equipment and services. These commitments are not expected to have a material impact on liquidity. Other long-term liabilities primarily represent payments related to deferred compensation obligations. For additional information on other long-term liabilities, see Note 20 to the Consolidated Financial Statements.

	Contractual Payments Due by Fiscal Year
(Millions)	Total	2020	2021-2022	2023-2024	Thereafter
Debt obligations(1)	$8,744	$1,586	$2,252	$1,652	$3,254
Interest payments(2)	2,271	290	439	296	1,246
Derivative payments(3)	10	10	—	—	—
Purchase commitments(4)	1,249	1,041	146	57	5
Operating leases(4)	300	68	94	50	88
Other long-term payments(4)(5)	145	—	62	34	49
Total long-term cash obligations	$12,719	$2,995	$2,993	$2,089	$4,642
_______________________________________

(1)
Excludes build-to-suit lease commitment, unamortized net discount/premium on debt issuances and debt issuance costs. Includes debt obligations of $238 million related to discontinued operations. For additional information on debt obligations, see Note 13 to the Consolidated Financial Statements.

(2)
Interest payments for short- and long-term borrowings are based on principal amounts and coupons or contractual rates at fiscal year end. Includes interest payments of $3 million related to discontinued operations.

(3)	Represents payments of foreign exchange forward contracts and commodity contracts.

(4)	Includes purchase commitments of $243 million, operating leases of $21 million, and Other long-term payments of $6 million related to discontinued operations.

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

Off-Balance Sheet Arrangements and Other Commitments
We guarantee approximately 2,000 bank loans made to Pepperidge Farm independent contractor distributors by third-party financial institutions for the purchase of distribution routes. The maximum potential amount of the future payments under existing guarantees we could be required to make is $220 million. We guarantee approximately 2,400 bank loans made to Snyder's-Lance independent contract distributors by third-party financial institutions for the purchase of distribution routes. The outstanding aggregate balance on these loans was $194 million as of July 28, 2019. Our guarantees are indirectly secured by the distribution routes. We do not expect that we will be required to make material guarantee payments as a result of defaults on the bank loans guaranteed.
See also Note 19 to the Consolidated Financial Statements for information on off-balance sheet arrangements.
INFLATION
We are exposed to the impact of inflation on our cost of products sold. We use a number of strategies to mitigate the effects of cost inflation including increasing prices, commodity hedging and pursuing cost productivity initiatives.
MARKET RISK SENSITIVITY
The principal market risks to which we are exposed are changes in foreign currency exchange rates, interest rates and commodity prices. In addition, we are exposed to equity price changes related to certain deferred compensation obligations. We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. Net sales of continuing operations outside of the U.S. are concentrated principally in Canada and represent approximately 8% of 2019 net sales. Within discontinued operations, international sales are concentrated principally in Australia. We manage our foreign currency exposures by borrowing in various foreign currencies and utilizing cross-currency swaps and foreign exchange forward contracts. We enter into cross-currency swaps and foreign exchange forward contracts for periods consistent with related underlying exposures, and the contracts do not constitute positions independent of those exposures. We do not enter into derivative contracts for speculative purposes and do not use leveraged instruments.
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
The information below summarizes our market risks associated with debt obligations and other significant financial instruments as of July 28, 2019. Fair values included herein have been determined based on quoted market prices or pricing models using current market rates. The information presented below should be read in conjunction with Notes 13, 14 and 16 to the Consolidated Financial Statements.
The following table presents principal cash flows and related interest rates by fiscal year of maturity for debt obligations. Interest rates disclosed on variable-rate debt represent the weighted-average rates at July 28, 2019.

	Expected Fiscal Year of Maturity							Fair Value of Liabilities
(Millions)	2020	2021	2022	2023	2024	Thereafter	Total
Debt(1)
Fixed rate(2)	$1	$1,351	$2	$1,651	$1	$3,254	$6,260	$6,429
Weighted-average interest rate	4.75%	4.48%	3.22%	3.34%	4.75%	4.12%	3.99%
Variable rate(3)	$1,585	$899	$—	$—	$—	$—	$2,484	$2,484
Weighted-average interest rate	2.81%	3.31%	—%	—%	—%	—%	2.99%
_______________________________________

(1)	Expected maturities exclude build-to-suit lease commitment, unamortized net discount/premium on debt issuances and debt issuance costs.

(2)	Represents $6.253 billion of USD borrowings and $7 million equivalent of borrowings in other currencies.

(3)	Represents $2.252 billion of USD borrowings and borrowings of discontinued operations of $232 million equivalent AUD.
As of July 29, 2018, fixed-rate debt of approximately $6.906 billion with an average interest rate of 4.10% and variable-rate debt of approximately $3.052 billion with an average interest rate of 2.86% were outstanding.
We are exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries, including subsidiary debt. We utilize foreign exchange forward purchase and sale contracts to hedge these exposures. The following table summarizes the foreign exchange forward contracts outstanding and the related weighted-average contract exchange rates as of July 28, 2019.

(Millions)	Notional Value	Average Contractual Exchange Rate (currency paid/ currency received)
Foreign Exchange Forward Contracts
Receive USD/Pay CAD	$206	1.3197
Receive AUD/Pay NZD	$36	1.0585
Receive DKK/Pay USD	$33	0.1572
Receive CAD/Pay USD	$21	0.7622
Receive CHF/Pay USD	$14	1.0409
Receive GBP/Pay AUD	$12	1.8011
We had an additional number of smaller contracts to purchase or sell various other currencies with a notional value of $1.3 million as of July 28, 2019. The notional values of these smaller contracts, as well as Receive AUD/Pay NZD, Receive DKK/Pay USD and Receive GBP/Pay AUD, referenced in the table above, are associated with discontinued operations. The aggregate fair value of all contracts was a loss of $3 million as of July 28, 2019. The total notional value of foreign exchange forward contracts outstanding was $244 million, and the aggregate fair value was a gain of $2 million as of July 29, 2018.
We enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations for commodities. As of July 28, 2019, the notional value of these contracts was $183 million, and the aggregate fair value of these contracts was a loss of $3 million. As of July 29, 2018, the notional value of these contracts was $118 million, and the aggregate fair value of these contracts was a gain of $1 million.

We enter into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of our capital stock, the total return of the Vanguard Institutional Index Institutional Plus Shares, and the total return of the Vanguard Total International Stock Index. Under these contracts, we pay variable interest rates and receive from the counterparty either: the total return on our capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index Institutional Plus Shares; or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index. The notional value of the contract that is linked to the total return on our capital stock was $7 million at July 28, 2019, and $8 million at July 29, 2018. The average forward interest rate applicable to this contract, which expires in April 2020, was 1.84% at July 28, 2019. The notional value of the contract that is linked to the return on the Standard & Poor's 500 Index was $17 million at July 28, 2019, and $23 million at July 29, 2018. The average forward interest rate applicable to this contract, which expires in March 2020, was 1.47% at July 28, 2019. The notional value of the contract that is linked to the total return of the iShares MSCI EAFE Index was $7 million at July 28, 2019, and $10 million at July 29, 2018. The average forward interest rate applicable to this contract, which expires in March 2020, was 1.44% at July 28, 2019. As of July 28, 2019 and July 29, 2018 the fair value of these contracts was a gain of $1 million.
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
Goodwill and intangible assets deemed to have indefinite lives are not amortized but rather are tested at least annually for impairment, or more often if events or changes in circumstances indicate that more likely than not the carrying amount of the asset may not be recoverable. Goodwill is tested for impairment at the reporting unit level. A reporting unit represents an operating segment or a component of an operating segment. Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We may elect not to perform the qualitative assessment for some or all reporting units and perform a quantitative impairment test. Fair value is determined based on discounted cash flow analyses. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average costs of capital, and future economic and market conditions. If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired. In January 2017, the FASB issued revised guidance that simplifies the test for goodwill impairment, effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We elected to early adopt the guidance in the fourth quarter of 2017. Under the revised guidance, if a reporting unit’s carrying value exceeds its fair value, an impairment charge will be recorded to reduce the reporting unit to fair value. Prior to the revised guidance, the amount of the impairment was the difference between the carrying value of the goodwill and the "implied" fair value, which was calculated as if the reporting unit had just been acquired and accounted for as a business combination.

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
2017 Assessments
Discontinued Operations
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
Discontinued Operations
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

Continuing Operations
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
2019 Assessments
Discontinued Operations
On August 30, 2018, we announced plans to pursue the divestiture of our international biscuits and snacks operating segment and the Campbell Fresh operating segment. As we continued to pursue the divestiture of these businesses and as we received initial indications of value, in the second quarter of 2019, we performed interim impairment assessments on the intangible and tangible assets within Campbell Fresh, which includes Garden Fresh Gourmet, Bolthouse Farms carrot and carrot ingredients, and Bolthouse Farms refrigerated beverages and salad dressings. As a result, we revised our future outlook for earnings and cash flows for each of these businesses.
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
On February 25, 2019, we sold our U.S refrigerated soup business, and on April 25, 2019, we sold our Garden Fresh Gourmet business. On June 16, 2019, we sold Bolthouse Farms.
In the fourth quarter of 2019, as part of our annual review of intangible assets, we recognized an impairment charge of $7 million on a trademark and $10 million on goodwill in Kelsen due to a lower long-term outlook for sales and the pending sale of the business. On July 12, 2019, we signed a definitive agreement for the sale of our Kelsen business. We sold the business on September 23, 2019.
As of July 28, 2019, Noncurrent assets of discontinued operations included $124 million of trademarks and $661 million of goodwill.
See Note 3 to the Consolidated Financial Statements for additional information on discontinued operations.
Continuing Operations
In the fourth quarter of 2019, we performed an assessment on the assets within our European chips business and recorded an impairment charge of $16 million on intangible assets. This business is included in the Snacks segment and reporting unit. As a result of signing a definitive agreement to sell the European chips business on September 18, 2019, we expect to incur additional charges of approximately $65 million in the first quarter of 2020 as the carrying value of the disposal group will include allocated goodwill, as well as foreign currency translation adjustments.
As of July 28, 2019, the carrying value of goodwill related to continuing operations was $4.017 billion. Excluding potential charges related to the pending sale of the European chips business, holding all other assumptions used in the 2019 fair value measurement constant, a 1% increase in the weighted-average cost of capital assumption would not reduce fair value of any of the reporting units below carrying value and would not result any impairment charges. The fair value of each reporting unit exceeds net book value by at least 60%.
As of July 28, 2019, the carrying value of indefinite-lived trademarks related to continuing operations was $2.629 billion, of which $61 million related to the Plum trademark and $292 million related to the Pace trademark. Holding all other assumptions used in the 2019 Plum trademark fair value measurement constant, neither a 1% increase in the weighted-average cost of capital nor a 1% reduction in revenue growth would result in a fair value below carrying value. The estimated fair value of the Pace trademark exceeded the carrying value by less than 10%. Holding all other assumptions used in the 2019 Pace trademark fair value measurement constant, a 1% increase in the weighted-average cost of capital would result in an impairment charge of approximately $20 million and a 1% reduction in revenue growth would result in a fair value equal to carrying value.
For our recent acquisitions, the carrying value of trademarks of $280 million associated with the Pacific Foods acquisition and $1.996 billion associated with the Snyder's-Lance acquisition approximates fair value as of July 28, 2019. Holding all other assumptions constant, changes in the assumptions below would reduce fair value of the these trademarks and result in impairment charges of approximately:

(Millions)	Pacific Foods	Various Snyder's-Lance
1% increase in the weighted-average cost of capital	$(40)	$(50)
1% reduction in revenue growth	$(20)	$—
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
Net periodic pension and postretirement expense (income) was $103 million in 2019, ($185) million in 2018 and ($258) million in 2017.
Significant weighted-average assumptions as of the end of the year were as follows:

	2019	2018	2017
Pension
Discount rate for benefit obligations	3.46%	4.15%	3.74%
Expected return on plan assets	6.85%	6.86%	6.84%
Postretirement
Discount rate for obligations	3.28%	4.06%	3.45%
Initial health care trend rate	6.25%	6.75%	7.25%
Ultimate health care trend rate	4.50%	4.50%	4.50%
Estimated sensitivities to annual net periodic pension cost are as follows: a 50-basis-point decline in the discount rate would decrease expense by approximately $7 million and would result in an immediate loss recognition of approximately $107 million. A 50-basis-point reduction in the estimated return on assets assumption would increase expense by approximately $10 million. A one-percentage-point increase in assumed health care costs would have no impact on postretirement service and interest cost and would not result in an immediate loss.
No contributions were made to U.S. pension plans in 2019, 2018 and 2017. Contributions to non-U.S. plans were $5 million in 2019, 2018 and 2017. We do not expect to contribute to the U.S. pension plans in 2020. Contributions to non-U.S. plans are not expected to be material in 2020.

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
CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
This Report contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current expectations regarding our future results of operations, economic performance, financial condition and achievements. These forward-looking statements can be identified by words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "pursue," "strategy," "will" and similar expressions. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts, and may reflect anticipated cost savings or implementation of our strategic plan. These statements reflect our current plans and expectations and are based on information currently available to us. They rely on several assumptions regarding future events and estimates which could be inaccurate and which are inherently subject to risks and uncertainties.
We wish to caution the reader that the following important factors and those important factors described in Part 1, Item 1A and elsewhere in this Report, or in our other Securities and Exchange Commission filings, could affect our actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, us:

•	our ability to execute on and realize the expected benefits from our strategy, including growing sales in snacks and maintaining our market share position in soup;

•	the impact of strong competitive responses to our efforts to leverage brand power with product innovation, promotional programs and new advertising;

•	the risks associated with trade and consumer acceptance of product improvements, shelving initiatives, new products and pricing and promotional strategies;

•	our ability to complete and to realize the projected benefits of planned divestitures and other business portfolio changes;

•	our indebtedness and ability to pay such indebtedness;

•	our ability to realize projected cost savings and benefits from cost savings initiatives and the integration of recent acquisitions;

•	disruptions to our supply chain, including fluctuations in the supply of and inflation in energy and raw and packaging materials cost;

•	our ability to manage changes to our organizational structure and/or business processes, including selling, distribution, manufacturing and information management systems or processes;

•	changes in consumer demand for our products and favorable perception of our brands;

•	changing inventory management practices by certain of our key customers;

•	a changing customer landscape, with value and e-commerce retailers expanding their market presence, while certain of our key customers maintain significance to our business;

•	product quality and safety issues, including recalls and product liabilities;

•	the costs, disruption and diversion of management’s attention associated with activist investors;

•	the uncertainties of litigation and regulatory actions against us;

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

Item 8. Financial Statements and Supplementary Data

CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(millions, except per share amounts)

	2019	2018	2017
Net sales	$8,107	$6,615	$5,837
Costs and expenses
Cost of products sold	5,414	4,241	3,395
Marketing and selling expenses	842	728	675
Administrative expenses	610	563	448
Research and development expenses	91	91	93
Other expenses / (income)	140	(73)	(216)
Restructuring charges	31	55	11
Total costs and expenses	7,128	5,605	4,406
Earnings before interest and taxes	979	1,010	1,431
Interest expense	356	183	115
Interest income	2	3	—
Earnings before taxes	625	830	1,316
Taxes on earnings	151	106	392
Earnings from continuing operations	474	724	924
Loss from discontinued operations	(263)	(463)	(37)
Net earnings	211	261	887
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—
Net earnings attributable to Campbell Soup Company	$211	$261	$887
Per Share — Basic
Earnings from continuing operations attributable to Campbell Soup Company	$1.57	$2.41	$3.03
Loss from discontinued operations	(.87)	(1.54)	(.12)
Net earnings attributable to Campbell Soup Company	$.70	$.87	$2.91
Weighted average shares outstanding — basic	301	301	305
Per Share — Assuming Dilution
Earnings from continuing operations attributable to Campbell Soup Company	$1.57	$2.40	$3.01
Loss from discontinued operations	(.87)	(1.53)	(.12)
Net earnings attributable to Campbell Soup Company(1)	$.70	$.86	$2.89
Weighted average shares outstanding — assuming dilution	302	302	307
(1) Sum of the individual amounts may not add due to rounding.
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(millions)

	2019			2018			2017
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$211			$261			$887
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(68)	$—	(68)	$(69)	$—	(69)	$40	$—	40
Reclassification of currency translation adjustments realized upon disposal of business	2	—	2	—	—	—	—	—	—
Cash-flow hedges:
Unrealized gains (losses) arising during period	(3)	1	(2)	23	(7)	16	19	(7)	12
Reclassification adjustment for (gains) losses included in net earnings	—	—	—	3	(1)	2	11	(4)	7
Pension and other postretirement benefits:
Prior service credit arising during the period	—	—	—	9	(2)	7	12	(4)	8
Reclassification of prior service credit included in net earnings	(28)	7	(21)	(27)	7	(20)	(25)	9	(16)
Other comprehensive income (loss)	$(97)	$8	(89)	$(61)	$(3)	(64)	$57	$(6)	51
Total comprehensive income (loss)			$122			$197			$938
Total comprehensive income (loss) attributable to noncontrolling interests			—			1			—
Total comprehensive income (loss) attributable to Campbell Soup Company			$122			$196			$938
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(millions, except per share amounts)

	July 28, 2019	July 29, 2018
Current assets
Cash and cash equivalents	$31	$49
Accounts receivable, net	574	563
Inventories	863	887
Other current assets	71	71
Current assets of discontinued operations	428	726
Total current assets	1,967	2,296
Plant assets, net of depreciation	2,455	2,466
Goodwill	4,017	3,864
Other intangible assets, net of amortization	3,415	3,664
Other assets ($76 as of 2019 and $77 as of 2018 attributable to variable interest entity)	127	189
Noncurrent assets of discontinued operations	1,167	2,050
Total assets	$13,148	$14,529
Current liabilities
Short-term borrowings	$1,371	$1,525
Payable to suppliers and others	814	705
Accrued liabilities	609	516
Dividends payable	107	107
Accrued income taxes	15	10
Current liabilities of discontinued operations	469	731
Total current liabilities	3,385	3,594
Long-term debt	7,103	7,991
Deferred taxes	924	960
Other liabilities	559	547
Noncurrent liabilities of discontinued operations	65	64
Total liabilities	12,036	13,156
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	372	349
Earnings retained in the business	1,993	2,224
Capital stock in treasury, at cost	(1,076)	(1,103)
Accumulated other comprehensive loss	(198)	(118)
Total Campbell Soup Company shareholders' equity	1,103	1,364
Noncontrolling interests	9	9
Total equity	1,112	1,373
Total liabilities and equity	$13,148	$14,529
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(millions)

	2019	2018	2017
Cash flows from operating activities:
Net earnings	$211	$261	$887
Adjustments to reconcile net earnings to operating cash flow
Impairment charges	393	748	212
Restructuring charges	31	62	18
Stock-based compensation	58	61	60
Amortization of inventory fair value adjustment from acquisition	—	42	—
Pension and postretirement benefit expense (income)	103	(187)	(258)
Depreciation and amortization	446	394	318
Deferred income taxes	14	(133)	93
Losses on sales of discontinued operations businesses	32	—	—
Other, net	25	34	14
Changes in working capital, net of acquisitions and divestitures
Accounts receivable	(11)	56	28
Inventories	36	(84)	46
Prepaid assets	(1)	27	(27)
Accounts payable and accrued liabilities	125	78	(48)
Other	(64)	(54)	(55)
Net cash provided by operating activities	1,398	1,305	1,288
Cash flows from investing activities:
Purchases of plant assets	(384)	(407)	(338)
Purchases of route businesses	(29)	(9)	—
Sales of route businesses	31	10	—
Businesses acquired, net of cash acquired	(18)	(6,772)	—
Sales of discontinued operations businesses, net of cash divested	539	—	—
Other, net	14	(19)	(30)
Net cash provided by (used in) investing activities	153	(7,197)	(368)
Cash flows from financing activities:
Short-term borrowings	5,839	10,222	8,247
Short-term repayments	(6,296)	(9,944)	(8,002)
Long-term borrowings	—	6,224	211
Long-term repayments	(702)	(63)	(490)
Dividends paid	(423)	(426)	(420)
Treasury stock purchases	—	(86)	(437)
Treasury stock issuances	—	—	2
Payments related to tax withholding for stock-based compensation	(8)	(23)	(22)
Repurchase of noncontrolling interest	—	(47)	—
Payments of debt issuance costs	(1)	(50)	—
Other, net	—	—	3
Net cash provided by (used in) financing activities	(1,591)	5,807	(908)
Effect of exchange rate changes on cash	(7)	(8)	11
Net change in cash and cash equivalents	(47)	(93)	23
Cash and cash equivalents — beginning of period	49	37	66
Cash and cash equivalents discontinued operations — beginning of period	177	282	230
Cash and cash equivalents discontinued operations — end of period	(148)	(177)	(282)
Cash and cash equivalents — end of period	$31	$49	$37
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at July 31, 2016	323	$12	(15)	$(664)	$354	$1,927	$(104)	$8	$1,533
Net earnings (loss)						887		—	887
Other comprehensive income (loss)							51	—	51
Dividends ($1.40 per share)						(429)			(429)
Treasury stock purchased			(8)	(437)					(437)
Treasury stock issued under management incentive and stock option plans			1	35	5				40
Balance at July 30, 2017	323	12	(22)	(1,066)	359	2,385	(53)	8	1,645
Noncontrolling interest acquired								47	47
Repurchase of noncontrolling interest								(47)	(47)
Net earnings (loss)						261		—	261
Other comprehensive income (loss)							(65)	1	(64)
Dividends ($1.40 per share)						(422)			(422)
Treasury stock purchased			(2)	(86)					(86)
Treasury stock issued under management incentive and stock option plans			2	49	(10)				39
Balance at July 29, 2018	323	12	(22)	(1,103)	349	2,224	(118)	9	1,373
Cumulative effect of changes in accounting principle:
Revenue(1)						(8)			(8)
Stranded tax effects(1)						(9)	9		—
Net earnings (loss)						211		—	211
Other comprehensive income (loss)							(89)	—	(89)
Dividends ($1.40 per share)						(425)			(425)
Treasury stock purchased			—	—					—
Treasury stock issued under management incentive and stock option plans			—	27	23				50
Balance at July 28, 2019	323	$12	(22)	$(1,076)	$372	$1,993	$(198)	$9	$1,112
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
Basis of Presentation — The consolidated financial statements include our accounts and entities in which we maintain a controlling financial interest and a variable interest entity (VIE) for which we are the primary beneficiary. Intercompany transactions are eliminated in consolidation. Certain amounts in prior-year financial statements were reclassified to conform to the current-year presentation. Our fiscal year ends on the Sunday nearest July 31. There were 52 weeks in 2019, 2018, and 2017. There will be 53 weeks in 2020.
Discontinued Operations — We present discontinued operations when there is a disposal of a component group or a group of components that in our judgment represents a strategic shift that will have a major effect on our operations and financial results. We aggregate the results of operations for discontinued operations into a single line item in the Consolidated Statements of Earnings for all periods presented. General corporate overhead is not allocated to discontinued operations. See Note 3 for additional information.
Use of Estimates — Generally accepted accounting principles require management to make estimates and assumptions that affect assets, liabilities, revenues and expenses. Actual results could differ from those estimates.
Revenue Recognition — Our revenues primarily consist of the sale of food and beverage products through our own sales force and/or third-party brokers and distribution partners. Revenues are recognized when our performance obligation has been satisfied and control of the product passes to our customers, which typically occurs when products are delivered or accepted by customers in accordance with terms of agreements. We make shipments promptly after acceptance of orders. Shipping and handling costs incurred to deliver the product are recorded within Cost of products sold. Amounts billed and due from our customers are classified as Accounts receivable in the Consolidated Balance Sheets and require payment on a short-term basis. Revenues are recognized net of provisions for returns, discounts and certain sales promotion expenses, such as feature price discounts, in-store display incentives, cooperative advertising programs, new product introduction fees and coupon redemption costs. These forms of variable consideration are recognized upon sale. The recognition of costs for promotion programs involves the use of judgment related to performance and redemption estimates. Estimates are made based on historical experience and other factors, including expected volume. Historically, the difference between actual experience compared to estimated redemptions and performance has not been significant to the quarterly or annual financial statements. Differences between estimates and actual costs are recognized as a change in estimate in a subsequent period. Revenues are presented on a net basis for arrangements under which suppliers perform certain additional services. See Note 7 for additional information on disaggregation of revenue. In 2019, we adopted revised guidance on the recognition of revenue from contracts with customers. See Note 2 for additional information.
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
Goodwill and Intangible Assets — Goodwill and intangible assets deemed to have indefinite lives are not amortized but rather are tested at least annually for impairment, or when circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment. Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We may elect not to perform the qualitative assessment for some or all reporting units and perform a quantitative impairment test. Fair value is determined based on discounted cash flow analyses. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average costs of capital, and future economic and market conditions. If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired.
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
See Notes 3 and 6 for information on intangible assets and impairment charges.
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
Recently Adopted
In March 2016, the Financial Accounting Standards Board (FASB) issued guidance that amends accounting for share-based payments, including the accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. We adopted the guidance in 2017. We elected to continue to estimate forfeitures expected to occur. In addition, we elected to adopt retrospectively the amendment to present excess tax benefits on share-based compensation as an operating activity. We also adopted retrospectively the amendment to present cash payments to tax authorities in connection with shares withheld to meet statutory tax withholding requirements as a financing activity.
In March 2017, the FASB issued guidance that changes the presentation of net periodic pension cost and net periodic postretirement benefit cost. Under the revised guidance, the service cost component of benefit cost is classified in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost (such as interest expense, return on assets, amortization of prior service credit, actuarial gains and losses, settlements and curtailments) are required to be presented in the income statement separately from the service cost component. The guidance also allows only the service cost component to be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory). The guidance should be applied retrospectively for the presentation of the service cost component and the other components of benefit cost in the income statement, and applied prospectively on and after the effective date for the capitalization of the service cost component. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. We elected to early adopt the guidance in the first quarter of 2018. The retrospective impact of presenting net periodic benefit cost in accordance with the new guidance on total operations as reported in 2017 was as follows:

Increase / (decrease) in expense	2017
Cost of products sold	$134
Marketing and selling expenses	$38
Administrative expenses	$62
Research and development expenses	$13
Other expenses / (income)	$(247)
In May 2014, the FASB issued revised guidance on the recognition of revenue from contracts with customers. The guidance is designed to create greater comparability for financial statement users across industries and jurisdictions. The guidance also requires enhanced disclosures. The guidance was originally effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In July 2015, the FASB decided to delay the effective date of the new revenue guidance by one year to fiscal years, and interim periods within those years, beginning after December 15, 2017. Entities were permitted to adopt the new revenue standard early, but not before the original effective date. The guidance permitted the use of either a full retrospective or modified retrospective transition method. As we evaluated our methods of estimating the amount and timing of various forms of variable consideration, we determined we would accelerate the expense recognition of certain trade and consumer promotion programs under the new guidance. We adopted the guidance in the first quarter of 2019 using the modified retrospective method and recorded a cumulative effect adjustment of $8, net of tax, to decrease the opening balance of Earnings retained in the business, an increase of $10 to Accrued liabilities, an increase of $1 to Accounts payable, a decrease of $2 to Deferred taxes and an increase of $1 to Other assets.
The impacts of the changes to our Consolidated Balance Sheet as of July 28, 2019, as a result of adoption are as follows:

	As Reported	Balances Without Adoption	Increase/(Decrease) Due to Adoption
Accrued liabilities	$609	$605	$4
Accrued income taxes	15	16	(1)
Total current liabilities	3,385	3,382	3
Total liabilities	12,036	12,033	3

Campbell Soup Company shareholders' equity
Earnings retained in the business	$1,993	$1,996	$(3)
Total Campbell Soup Company shareholders' equity	1,103	1,106	(3)
Total equity	1,112	1,115	(3)

The impacts of the changes to our Consolidated Statement of Earnings for 2019 as a result of adoption are as follows:

	As Reported	Balances Without Adoption	Increase/(Decrease) Due to Adoption
Net sales	$8,107	$8,099	$8

Cost of products sold	$5,414	$5,413	$1
Total costs and expenses	$7,128	$7,127	$1
Earnings before interest and taxes	$979	$972	$7
Earnings before taxes	$625	$618	$7
Taxes on earnings	151	149	2
Earnings from continuing operations attributable to Campbell Soup Company	$474	$469	$5

Per Share — Basic
Earnings from continuing operations attributable to Campbell Soup Company(1)	$1.57	$1.56	$.02
Per Share — Assuming Dilution
Earnings from continuing operations attributable to Campbell Soup Company	$1.57	$1.55	$.02
_______________________________________

(1)	The sum of individual per share amounts may not add due to rounding.
The impact on discontinued operations was not material.
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
In October 2016, the FASB issued guidance on tax accounting for intra-entity asset transfers. Under previous guidance, the tax effects of intra-entity asset transfers (intercompany sales) are deferred until the transferred asset is sold to a third party or otherwise recognized. The new guidance requires companies to account for the income tax effects on intercompany transfers of assets other than inventory when the transfer occurs. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted in the first interim period of a fiscal year. The modified retrospective approach is required upon adoption, with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. In 2019, we adopted the guidance. The adoption did not have an impact on our consolidated financial statements.
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
Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued guidance that amends accounting for leases. Under the new guidance, a lessee will recognize right-of-use (“ROU”) assets and liabilities for most leases but will recognize expenses similar to current lease accounting. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. In July 2018, the FASB issued an adoption approach that allows entities to apply the new guidance and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods. We will adopt the new standard in 2020 using this transition method. We have compiled an inventory of our lease arrangements to determine the impact that the new guidance will have on our consolidated financial statements. We implemented a lease software solution in preparation of the accounting and reporting requirements. We elected to apply the package of practical expedients, which allows us to not reassess prior conclusions related to contracts containing leases, lease classification, and initial direct costs. We continue to finalize our implementation efforts and currently estimate that the adoption will result in recognition of approximately $245 to $260 for operating lease ROU assets and approximately $240 to $255 for operating lease liabilities, subject to the completion of our assessment. In addition, we expect to derecognize $20 of an asset and liability associated with a build-to-suit lease arrangement. We do not expect the adoption to have a material impact on consolidated net earnings or cash flows.
In August 2017, the FASB issued guidance that amends hedge accounting. Under the new guidance, more hedging strategies will be eligible for hedge accounting and the application of hedge accounting is simplified. The new guidance amends presentation and disclosure requirements, and how effectiveness is assessed. In October 2018, the FASB issued guidance which permits an entity to designate the overnight index swap rate based on the Secured Overnight Financing Rate Fed Funds as a benchmark interest rate in a hedge accounting relationship. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. We will adopt the new guidance in 2020, and do not expect a material impact on our consolidated financial statements.
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
We completed the sale of the Campbell Fresh operating segment in 2019. Within Campbell Fresh, on February 25, 2019, we sold our U.S. refrigerated soup business, and on April 25, 2019, we sold our Garden Fresh Gourmet business. Proceeds were approximately $55, subject to customary purchase price adjustments. On June 16, 2019, we sold our Bolthouse Farms business.

Proceeds were approximately $500, subject to customary purchase price adjustments. Beginning in the third quarter of 2019, we have reflected the results of these businesses as discontinued operations in the Consolidated Statements of Earnings for all periods presented.
Within our international biscuits and snacks operating segment, we signed a definitive agreement for the sale of our Kelsen business on July 12, 2019, and completed the sale on September 23, 2019, for approximately $300, subject to customary purchase price adjustments. We also signed a definitive agreement on August 1, 2019, for the sale of our Arnott’s business and certain other international operations, including the simple meals and shelf-stable beverages businesses in Australia and Asia Pacific (the Arnott's and international operations), for $2,200, subject to customary purchase price adjustments. We expect to complete the sale in the first half of 2020. Beginning in the fourth quarter of 2019, we have reflected the results of operations of the Kelsen business and the Arnott’s and international operations (collectively referred to as Campbell International) as discontinued operations in the Consolidated Statements of Earnings for all periods presented. These businesses were historically included in the Global Biscuits and Snacks reportable segment.
Results of discontinued operations were as follows:

	Campbell Fresh			Campbell International
	2019	2018	2017	2019	2018	2017
Net sales	$756	$950	$947	$1,046	$1,120	$1,106

Impairment charges	$360	$694	$212	$17	$—	$—

Earnings (loss) before taxes from operations	$(359)	$(721)	$(221)	$120	$163	$198
Taxes on earnings (loss) from operations	(78)	(142)	(34)	41	47	48
Loss on sales of businesses / costs associated with selling the businesses	(32)	—	—	(12)	—	—
Tax expense (benefit) of loss on sales / costs associated with selling the businesses	19	—	—	(2)	—	—
Earnings (loss) from discontinued operations	$(332)	$(579)	$(187)	$69	$116	$150
In the second quarter of 2019, we performed interim impairment assessments on the intangible and tangible assets of the Campbell Fresh businesses. We revised our future outlook for earnings and cash flows for each of these businesses as the divestiture process progressed and we received initial indications of value. In Bolthouse Farms carrot and carrot ingredients, we recorded impairment charges of $18 on the trademark, $40 on customer relationships, $15 on technology and $104 on plant assets. In Bolthouse Farms refrigerated beverages and salad dressings, we recorded impairment charges of $74 on the trademark, $22 on customer relationships, and $9 on plant assets. In Garden Fresh Gourmet, we recorded impairment charges of $23 on the trademark, $39 on customer relationships, and $2 on plant assets. In the first quarter of 2019, we recorded an impairment charge of $14 on the U.S refrigerated soup plant assets.
In 2019, we incurred pre-tax expenses of $32 associated with the sale process of the Campbell Fresh businesses, including transaction costs. In addition, we recorded tax expense of $29 in 2019, as deferred tax assets were not realizable.
In the fourth quarter of 2019, as part of our annual review of intangible assets, we recognized an impairment charge of $7 on a trademark and $10 on goodwill in Kelsen due to a lower long-term outlook for sales and the pending sale of the business.
In 2019, we incurred pre-tax expenses of $12 associated with the sale process of Campbell International.
We will provide certain transition services to support the divested businesses.

The assets and liabilities of these businesses have been reflected as assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of July 28, 2019, and July 29, 2018.

	Campbell International	Campbell Fresh	Campbell International	Total
	July 28, 2019	July 29, 2018	July 29, 2018	July 29, 2018
Cash and cash equivalents	$148	$8	$169	$177
Accounts receivable, net	135	84	138	222
Inventories	135	161	151	312
Other current assets	10	3	12	15
Current assets	$428	$256	$470	$726

Plant assets, net of depreciation	$340	$413	$354	$767
Goodwill	661	—	716	716
Other intangible assets, net of amortization	135	381	151	532
Other assets	31	4	31	35
Total assets	$1,595	$1,054	$1,722	$2,776

Short-term borrowings	$232	$—	$371	$371
Payable to suppliers and others	109	79	109	188
Accrued liabilities	114	39	121	160
Accrued income taxes	14	—	12	12
Current liabilities	$469	$118	$613	$731

Long-term debt	$6	$—	$7	$7
Deferred taxes	32	(1)	36	35
Other liabilities	27	5	17	22
Total liabilities	$534	$122	$673	$795
The depreciation and amortization, capital expenditures, sale proceeds and significant operating noncash items of Campbell Fresh and Campbell International were as follows:

	2019	2018	2017
Cash flows from discontinued operating activities:
Impairment charges	$377	$694	$212
Depreciation and amortization	83	115	125
Losses on sales of discontinued operations businesses	32	—	—

Cash flows from discontinued investing activities:
Capital expenditures	$59	$88	$99
Sales of discontinued operations businesses, net of cash divested	539	—	—

4.	Acquisitions
On March 26, 2018, we completed the acquisition of Snyder's-Lance, Inc. (Snyder's-Lance) for $50.00 per share. Total consideration was $6,112, which included the payoff of approximately $1,100 of Snyder's-Lance indebtedness. The acquisition was financed through a single draw 3-year senior unsecured term loan facility and the issuance of senior notes. See Note 13 for additional information. Snyder's-Lance is a snack food company that manufactures, distributes, markets and sells snack food products in North America and Europe. Its primary brands include Snyder’s of Hanover and Lance, as well as Kettle Brand, KETTLE, Cape Cod, Snack Factory Pretzel Crisps, Pop Secret, Emerald and Late July.
The excess of the purchase price over the estimated fair values of identifiable net assets was recorded as $3,006 of goodwill. The goodwill is not deductible for tax purposes. The goodwill was primarily attributable to future growth opportunities, anticipated synergies, and intangible assets that did not qualify for separate recognition. The goodwill is included in the Snacks segment.

On December 12, 2017, we completed the acquisition of Pacific Foods of Oregon, LLC (Pacific Foods). The purchase price was $688. Pacific Foods produces broth, soups, non-dairy beverages and other simple meals. The excess of the purchase price over the estimated fair values of identifiable net assets was recorded as $202 of goodwill. The goodwill is deductible for tax purposes. The goodwill was primarily attributable to future growth opportunities, anticipated synergies, and intangible assets that did not qualify for separate recognition. The goodwill is included in the Meals & Beverages segment.
The table below presents the fair value that was allocated to acquired assets and assumed liabilities. In the first quarter of 2019, we made measurement period adjustments to reflect facts and circumstances in existence as of the date of the Snyder's-Lance acquisition. These adjustments included a $134 decrease to indefinite-lived trademarks, a $52 decrease to customer relationships, a $43 decrease to Deferred taxes and a $140 increase to Goodwill.

	Snyder's-Lance	Pacific Foods
Cash	$21	$7
Accounts receivable	220	16
Inventories	219	48
Other current assets	32	1
Plant assets	696	78
Goodwill	3,006	202
Other intangible assets	2,761	366
Other assets	65	—
Short-term debt	(1)	—
Accounts payable	(124)	(24)
Accrued liabilities	(115)	(6)
Deferred income taxes	(597)	—
Other liabilities	(24)	—
Noncontrolling interest	(47)	—
Total assets acquired and liabilities assumed	$6,112	$688
The identifiable intangible assets of Snyder's-Lance consist of:

	Type	Life in Years			Value
Trademarks	Non-amortizable	Indefinite			$1,997
Customer relationships	Amortizable	15	to	22	756
Other	Amortizable	1.5			8
Total identifiable intangible assets					$2,761
The identifiable intangible assets of Pacific Foods consist of $280 in non-amortizable trademarks, and $86 in customer relationships to be amortized over 20 years.
In 2019, the acquisition of Snyder's-Lance contributed $2,192 to Net sales. The contribution to Earnings from continuing operations was a loss of $36 including expenses associated with restructuring charges and cost savings initiatives, as well as interest expense on the debt to finance the acquisition.
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
The acquisition of Snyder's-Lance contributed $772 to Net sales from March 26, 2018, through July 29, 2018. The contribution to Earnings from continuing operations was a loss of $84 from March 26, 2018, through July 29, 2018, including the effect of the transaction and integration costs, and interest expense on the debt to finance the acquisition.

In 2019, the acquisition of Pacific Foods contributed $222 to Net sales. The contribution to Earnings from continuing operations was a loss of $12. The acquisition of Pacific Foods contributed $123 to Net sales from December 12, 2017, through July 29, 2018. The contribution to Earnings from continuing operations was a loss of $13 from December 12, 2017, through July 29, 2018.
The following unaudited summary information is presented on a consolidated pro forma basis as if the Snyder's-Lance and Pacific Foods acquisitions had occurred on August 1, 2016:

	2018	2017
Net sales	$8,152	$8,271
Earnings from continuing operations attributable to Campbell Soup Company	$834	$810
Earnings from continuing operations per share attributable to Campbell Soup Company - basic	$2.77	$2.66
Earnings from continuing operations per share attributable to Campbell Soup Company - assuming dilution	$2.76	$2.64
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
With the acquisition of Snyder's-Lance, we acquired an investment in Yellow Chips Holdings B.V. (Yellow Chips), and accounted for the investment under the equity method of accounting. On October 30, 2018, we purchased the remaining ownership interest in Yellow Chips, and began consolidating the business. The purchase price was $18. The pro forma results for 2019 and 2018 were not material.

5.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

	Foreign Currency Translation Adjustments(1)	Gains (Losses) on Cash Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at July 31, 2016	$(124)	$(41)	$61	$(104)
Other comprehensive income (loss) before reclassifications	40	12	8	60
Amounts reclassified from accumulated other comprehensive income (loss)	—	7	(16)	(9)
Net current-period other comprehensive income (loss)	40	19	(8)	51
Balance at July 30, 2017	$(84)	$(22)	$53	$(53)
Other comprehensive income (loss) before reclassifications	(70)	16	7	(47)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	(20)	(18)
Net current-period other comprehensive income (loss)	(70)	18	(13)	(65)
Balance at July 29, 2018	$(154)	$(4)	$40	$(118)
Cumulative effect of a change in accounting principle(4)	2	(3)	10	9
Other comprehensive income (loss) before reclassifications	(68)	(2)	—	(70)
Amounts reclassified from accumulated other comprehensive income (loss)(5)	2	—	(21)	(19)
Net current-period other comprehensive income (loss)	(66)	(2)	(21)	(89)
Balance at July 28, 2019	$(218)	$(9)	$29	$(198)
_____________________________________

(1)	Included a tax expense of $4 as of July 28, 2019, and $6 as of July 29, 2018, July 30, 2017, and July 31, 2016.

(2)	Included a tax benefit of $2 as of July 28, 2019, $4 as of July 29, 2018, $12 as of July 30, 2017, and $23 as of July 31, 2016.

(3)	Included a tax expense of $8 as of July 28, 2019, $25 as of July 29, 2018, $30 as of July 30, 2017, and $35 as of July 31, 2016.

(4)	Reflects the adoption of the FASB guidance on stranded tax effects. See Note 2 for additional information.

(5)	Reflects the reclassification from sale of businesses. See Note 3 for additional information.
Amounts related to noncontrolling interests were not material.
The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other Comprehensive Income (Loss) Components	2019	2018	2017	Location of (Gain) Loss Recognized in Earnings
(Gains) losses on cash flow hedges:
Foreign exchange forward contracts	$(4)	$5	$3	Cost of products sold
Foreign exchange forward contracts	—	—	1	Other expenses / (income)
Foreign exchange forward contracts	2	(4)	3	Loss from discontinued operations
Forward starting interest rate swaps	2	2	4	Interest expense
Total before tax	—	3	11
Tax expense (benefit)	—	(1)	(4)
(Gain) loss, net of tax	$—	$2	$7

Pension and postretirement benefit adjustments:
Prior service credit	$(28)	$(27)	$(25)	Other expenses / (income)
Tax expense (benefit)	7	7	9
(Gain) loss, net of tax	$(21)	$(20)	$(16)

6.	Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill by business segment:

	Meals & Beverages	Snacks	Total
Net balance at July 30, 2017	$780	$31	$811
Acquisitions	202	2,866	3,068
Foreign currency translation adjustment	(4)	(11)	(15)
Net balance at July 29, 2018	$978	$2,886	$3,864
Changes in preliminary purchase price allocation	—	140	140
Acquisition	—	21	21
Foreign currency translation adjustment	(1)	(7)	(8)
Net balance at July 28, 2019	$977	$3,040	$4,017
In March 2018, we acquired Snyder's-Lance for $6,112. During the first quarter of 2019, we made changes in the preliminary allocation of the purchase price of the Snyder's-Lance acquisition which resulted in a change in goodwill of $140 in the Snacks segment. Goodwill related to the Snyder's-Lance acquisition was $3,006. On October 30, 2018, we acquired the remaining ownership interest in Yellow Chips and began consolidating the business, which resulted in goodwill of $21. In addition, we acquired Pacific Foods in December 2017 for $688 and goodwill related to the acquisition was $202. See Note 4 for additional information.
Intangible Assets
The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

				2019			2018
Intangible Assets	Estimated Useful Lives			Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships	10	to	22	$855	$(70)	$785	$917	$(26)	$891
Other	1.5	to	20	14	(13)	1	14	(5)	9
Total amortizable intangible assets				$869	$(83)	$786	$931	$(31)	$900
Non-amortizable intangible assets
Trademarks						2,629			2,764
Total net intangible assets						$3,415			$3,664
Non-amortizable intangible assets consist of trademarks. As of July 28, 2019, trademarks primarily included $1,996 associated with the acquisition of Snyder's-Lance, $280 associated with the acquisition of Pacific Foods and $292 related to Pace. Other amortizable intangible assets consist of recipes, non-compete agreements, trademarks, and patents.
Amortization of intangible assets in Earnings from continuing operations was $48 for 2019, $20 for 2018 and $1 for 2017. Amortization expense for the next 5 years is estimated to be $45 in 2020, $44 in 2021 through 2024.
Amortization of intangible assets in Loss from discontinued operations was $9 for 2019, $14 for 2018 and $18 for 2017. See Note 3 to the Consolidated Financial Statements for additional information on discontinued operations.
In the fourth quarter of 2019, we performed an assessment on the assets within the European chips business and recorded an impairment charge of $16 on customer relationships intangible assets. This business is included in the Snacks segment.
In the fourth quarter of 2018, as part of our annual review of intangible assets, we recognized an impairment charge of $54 on the Plum trademark, which reduced the carrying value to $61. In 2018, sales and operating performance were well below expectations due in part to competitive pressure and reduced margins. In the fourth quarter, as part of a strategic review initiated by a new leadership team and based on recent performance, we lowered our long-term outlook for future sales. This business is included in the Meals & Beverages segment.
The impairment charges were recorded in Other expenses / (income) in the Consolidated Statements of Earnings.

We also recorded impairment charges on goodwill and intangible assets included in Noncurrent assets of discontinued operations. See Note 3 for additional information.
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

7.	Business and Geographic Segment Information
Commencing in the third quarter of 2018 with the acquisition of Snyder's-Lance, we formed a new U.S. snacking unit, which combines Snyder's-Lance and Pepperidge Farm, and is an operating segment. Through the second quarter of 2019, we had four operating segments based primarily on product type, and three reportable segments. The operating segments were Meals & Beverages; U.S. snacking; international biscuits and snacks; and Campbell Fresh. The U.S. snacking operating segment was aggregated with the international biscuits and snacks operating segment to form the Global Biscuits and Snacks reportable segment. The operating segments were aggregated based on similar economic characteristics, products, production processes, types or classes of customers, distribution methods, and regulatory environment.
On August 30, 2018, we announced plans to pursue the divestiture of our international biscuits and snacks operating segment, and the Campbell Fresh segment.
As discussed in Note 3, we sold our businesses in Campbell Fresh during 2019. Beginning in the third quarter of 2019, we have reflected the results of these businesses as discontinued operations in the Consolidated Statements of Earnings for all periods presented. Prior periods have been adjusted to conform to the current presentation. The assets and liabilities of these businesses have been reflected in assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of July 29, 2018. A portion of the U.S. refrigerated soup business historically included in Campbell Fresh was retained, and is now reported in Meals & Beverages.
Within our international biscuits and snacks operating segment, we signed a definitive agreement for the sale of our Kelsen business on July 12, 2019, and completed the sale on September 23, 2019. We also signed a definitive agreement on August 1, 2019 for the sale of the Arnott’s and international operations. Beginning in the fourth quarter of 2019, we have reflected the results of operations of the Kelsen business and the Arnott’s and international operations, or Campbell International, as discontinued operations in the Consolidated Statements of Earnings for all periods presented. The assets and liabilities of these businesses have been reflected in assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of July 28, 2019, and July 29, 2018.
As of the fourth quarter of 2019, our reportable segments are as follows:

•
Meals & Beverages, which includes the retail and foodservice businesses in the U.S. and Canada. The segment includes the following products: Campbell’s condensed and ready-to-serve soups; Swanson broth and stocks; Pacific Foods broth, soups, non-dairy beverages and other simple meals; Prego pasta sauces; Pace Mexican sauces; Campbell’s gravies, pasta, beans and dinner sauces; Swanson canned poultry; Plum baby food and snacks; V8 juices and beverages; and Campbell’s tomato juice. The segment also includes the simple meals and shelf-stable beverages business in Latin America; and

•
Snacks, which consists of Pepperidge Farm cookies, crackers, fresh bakery and frozen products in U.S. retail, including Milano cookies and Goldfish crackers; and Snyder’s of Hanover pretzels, Lance sandwich crackers, Cape Cod and Kettle Brand potato chips, Late July snacks, Snack Factory Pretzel Crisps, Pop Secret popcorn, Emerald nuts, and other snacking products in the U.S. and Canada. The segment also includes our European chips business.

In 2018, our simple meals and shelf-stable beverages business in Latin America was managed as part of the Global Biscuits and Snacks segment. In 2019, it was managed as part of the Meals & Beverages segment. Segment results have been adjusted retrospectively to reflect this change. In 2020, it is managed as part of the Snacks segment.
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

Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 20% of consolidated net sales from continuing operations in 2019, 22% in 2018, and 24% in 2017. The Kroger Co. and its affiliates accounted for approximately 9% of consolidated net sales from continuing operations in 2019, and 10% in 2018 and 2017. Both of our reportable segments sold products to Wal-Mart Stores, Inc. or its affiliates and The Kroger Co. or its affiliates.

	2019	2018	2017
Net sales
Meals & Beverages	$4,322	$4,305	$4,340
Snacks	3,784	2,307	1,497
Corporate	1	3	—
Total	$8,107	$6,615	$5,837

	2019	2018	2017
Earnings before interest and taxes
Meals & Beverages	$903	$988	$1,118
Snacks	514	383	310
Corporate(1)	(407)	(306)	14
Restructuring charges(2)	(31)	(55)	(11)
Total	$979	$1,010	$1,431

	2019	2018	2017
Depreciation and amortization
Meals & Beverages	$162	$158	$118
Snacks	184	102	56
Corporate(3)	17	19	19
Discontinued operations	83	115	125
Total	$446	$394	$318

	2019	2018	2017
Capital expenditures
Meals & Beverages	$156	$187	$117
Snacks	134	91	75
Corporate(3)	35	41	47
Discontinued operations	59	88	99
Total	$384	$407	$338
_______________________________________

(1)
Represents unallocated items. Pension and postretirement benefit settlement and mark-to-market adjustments are included in Corporate. There were settlement charges of $28 and losses of $122 in 2019, gains of $131 and $156 in 2018 and 2017, respectively. Costs related to the cost savings initiatives were $90, $135 and $37 in 2019, 2018 and 2017, respectively. Transaction and integration costs associated with the acquisition of Snyder's-Lance were $107 in 2018. Intangible asset impairment charges were $16 in 2019 and $54 in 2018. A charge of $22 related to the settlement of a legal claim was included in 2018.

(2)	See Note 8 for additional information.

(3)	Represents primarily corporate offices.

Our global net sales based on product categories are as follows:

	2019	2018	2017
Net sales
Soup	$2,368	$2,355	$2,407
Snacks	3,918	2,438	1,619
Other simple meals	1,082	1,108	1,118
Beverages	738	711	693
Other	1	3	—
Total	$8,107	$6,615	$5,837
Soup includes various soup, broths and stock products. Snacks include cookies, pretzels, crackers, popcorn, nuts, potato chips, tortilla chips and other salty snacks and baked products. Other simple meals include sauces and Plum products.
Geographic Area Information
Information about continuing operations in different geographic areas is as follows:

	2019	2018	2017
Net sales
United States	$7,492	$6,068	$5,371
Other countries	615	547	466
Total	$8,107	$6,615	$5,837

	2019	2018	2017
Long-lived assets
United States	$2,400	$2,363	$1,547
Other countries	55	103	97
Total	$2,455	$2,466	$1,644

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
Cost estimates, as well as timing for certain activities, are continuing to be developed.

A summary of the pre-tax charges recorded in Earnings from continuing operations related to both programs is as follows:

	2019	2018(1)	2017	Recognized as of July 28, 2019(1)
Restructuring charges	$31	$55	$11	$229
Administrative expenses	62	99	33	263
Cost of products sold	18	45	4	67
Marketing and selling expenses	7	3	—	10
Research and development expenses	3	—	—	3
Total pre-tax charges	$121	$202	$48	$572
_______________________________________

(1)	Includes $13 of Restructuring charges and $12 of Administrative expenses associated with the Snyder's-Lance cost transformation program and integration recognized in 2018.
A summary of the pre-tax charges recorded in Earnings (loss) from discontinued operations is as follows:

	2019	2018	2017	Recognized as of July 28, 2019(1)
Total pre-tax charges	$—	$8	$10	$23
_______________________________________
(1)     Includes $19 of severance pay and benefits and $4 of implementation costs and other related costs.
As of April 28, 2019, we incurred substantially all of the costs for actions associated with discontinued operations. All of the costs were cash expenditures.
A summary of the pre-tax costs in Earnings from continuing operations associated with both programs is as follows:

Recognized as of July 28, 2019
Severance pay and benefits(1)	$205
Asset impairment/accelerated depreciation	63
Implementation costs and other related costs(2)	304
Total	$572
_______________________________________

(1)	Includes $13 of charges associated with the Snyder's-Lance cost transformation program and integration recognized in 2018.

(2)	Includes $12 of charges associated with the Snyder's-Lance cost transformation program and integration recognized in 2018.
The total estimated pre-tax costs for actions associated with continuing operations that have been identified under both programs are approximately $615 to $665 and we expect to incur substantially all of the costs through 2020. This estimate will be updated as costs for the expanded initiatives are developed.
We expect the costs for actions associated with continuing operations that have been identified to date under both programs to consist of the following: approximately $205 to $210 in severance pay and benefits; approximately $65 in asset impairment and accelerated depreciation; and approximately $345 to $390 in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 35%; Snacks - approximately 40%; and Corporate - approximately 25%.
Of the aggregate $615 to $665 of pre-tax costs associated with continuing operations identified to date under both programs, we expect approximately $540 to $590 will be cash expenditures. In addition, we expect to invest approximately $395 in capital expenditures through 2021, of which we invested approximately $250 as of July 28, 2019. The capital expenditures primarily relate to the U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, implementation of an SAP enterprise-resource planning system for Snyder's-Lance, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, optimization of information technology infrastructure and applications, insourcing of manufacturing for certain simple meal products, and optimization of the Snyder’s-Lance warehouse and distribution network.

A summary of the restructuring activity and related reserves associated with continuing operations at July 28, 2019, is as follows:

	Severance Pay and Benefits	Non-Cash Benefits(4)	Implementation Costs and Other Related Costs(5)	Asset Impairment/Accelerated Depreciation	Other Non-Cash Exit Costs(6)	Total Charges
Accrued balance at July 30, 2017(1)	$19
2018 charges	49	2	115	33	3	$202
2018 cash payments	(24)
Foreign currency translation adjustment	(1)
Accrued balance at July 29, 2018(2)	$43
2019 charges	31	—	72	18	—	$121
2019 cash payments	(36)
Foreign currency translation adjustment	(1)
Accrued balance at July 28, 2019(3)	$37
_______________________________________

(1)	Includes $2 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.

(2)
Includes $24 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet, $1 of which is associated with the Snyder's-Lance cost transformation program and integration. Of total accrued balance, $9 is associated with the Snyder's-Lance cost transformation program and integration.

(3)	Includes $8 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.

(4)	Represents pension special termination benefits. See Note 11 for additional information.

(5)
Includes other costs recognized as incurred that are not reflected in the restructuring reserve in the Consolidated Balance Sheet. The costs are included in Administrative expenses, Cost of products sold, Marketing and selling expenses, and Research and development expenses in the Consolidated Statements of Earnings.

(6)	Includes non-cash costs that are not reflected in the restructuring reserve in the Consolidated Balance Sheet.
Restructuring reserves included in Current liabilities of discontinued operations were $1 at July 28, 2019, $3 at July 29, 2018, and $7 at July 30, 2017, respectively.
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs in Earnings from continuing operations associated with segments is as follows:

	2019	Costs Incurred to Date(1)
Meals & Beverages	$34	$212
Snacks	40	200
Corporate	47	160
Total	$121	$572
_______________________________________

(1)	Includes $25 of pre-tax costs associated with the Snacks segment recognized in 2018 related to the Snyder's-Lance cost transformation program and integration.

9.	Earnings per Share (EPS)
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. The earnings per share calculation for 2019 and 2018 excludes approximately 2 million and 1 million stock options, respectively, that would have been antidilutive. The earnings per share calculation for 2017 excludes less than 1 million stock options that would have been antidilutive.

10.	Noncontrolling Interests
We own a 60% controlling interest in a joint venture formed with Swire Pacific Limited to support our soup and broth business in China and a 70% controlling interest in a Malaysian food products manufacturing company. We also own a 99.8% interest in Acre Venture Partners, L.P. (Acre), a limited partnership formed to make venture capital investments in innovative new companies in food and food-related industries. See Note 15 for additional information.

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
Postretirement Benefits — We provide postretirement benefits, including health care and life insurance, to substantially all retired U.S. employees and their dependents. We established retiree medical account benefits for eligible U.S. retirees. The accounts were intended to provide reimbursement for eligible health care expenses on a tax-favored basis. Effective as of January 1, 2011, the retirement medical program was amended to eliminate the retiree medical account benefit for employees not covered by collective bargaining agreements. To preserve the benefit for employees close to retirement age, the retiree medical account will be available to employees who were at least age 50 with at least 10 years of service as of December 31, 2010, and who satisfy the other eligibility requirements for the retiree medical program. In July 2016, the retirement medical program was amended and effective as of January 1, 2017, we no longer sponsor our own medical coverage for certain Medicare-eligible retirees. In July 2017, the retirement medical program was once again amended and beginning on January 1, 2018, we no longer sponsor our own medical coverage for certain Medicare-eligible retirees covered by one of our collective bargaining agreements. In July 2018, the retirement medical program was once again amended and beginning on January 1, 2019, we no longer sponsor our own medical coverage for certain Medicare-eligible retirees covered by our remaining collective bargaining agreement. Instead, in connection with these amendments, we offer these Medicare-eligible retirees access to health care coverage through a private exchange and offer a health reimbursement account to subsidize benefits for a select group of such retirees.
We use the fiscal year end as the measurement date for the benefit plans.
Components of net benefit expense (income) were as follows:

	Pension
	2019	2018	2017
Service cost	$21	$24	$26
Interest cost	82	74	86
Expected return on plan assets	(143)	(144)	(144)
Amortization of prior service cost	1	—	—
Recognized net actuarial (gain) loss	120	(104)	(198)
Special termination benefits	—	2	—
Curtailment gains	—	(2)	—
Settlement charge	28	—	—
Net periodic benefit expense (income)	$109	$(150)	$(230)
The settlement charge of $28 resulted from the level of lump sum distributions associated with a U.S. pension plan.
The special termination benefits of $2 related to the planned closure of the manufacturing facility in Toronto, Ontario, and were included in Restructuring charges. See Note 8 for additional information.
Net periodic benefit expense (income) associated with discontinued operations was $13 in 2019, ($4) in 2018, and ($20) in 2017.
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

	Postretirement
	2019	2018	2017
Service cost	$1	$1	$1
Interest cost	8	7	10
Amortization of prior service credit	(29)	(27)	(25)
Recognized net actuarial (gain) loss	14	(16)	(14)
Net periodic benefit expense (income)	$(6)	$(35)	$(28)
The estimated prior service credit that will be amortized from Accumulated other comprehensive loss into net periodic postretirement expense during 2020 is $28. The prior service credit is primarily related to the amendments in July 2016, July 2017, and July 2018.
Change in benefit obligation:

	Pension		Postretirement
	2019	2018	2019	2018
Obligation at beginning of year	$2,257	$2,450	$235	$276
Service cost	21	24	1	1
Interest cost	82	74	8	7
Actuarial loss (gain)	168	(110)	14	(16)
Participant contributions	—	—	—	1
Plan amendments	—	2	—	(11)
Benefits paid	(154)	(165)	(24)	(26)
Settlements	(20)	—	—	—
Medicare subsidies	—	—	1	3
Other	(1)	(2)	—	—
Special termination benefits	—	2	—	—
Curtailment	—	(2)	—	—
Foreign currency adjustment	(8)	(16)	—	—
Benefit obligation at end of year	$2,345	$2,257	$235	$235
Change in the fair value of pension plan assets:

	2019	2018
Fair value at beginning of year	$2,154	$2,183
Actual return on plan assets	162	137
Employer contributions	5	5
Benefits paid	(141)	(155)
Settlements	(20)	—
Foreign currency adjustment	(7)	(16)
Fair value at end of year	$2,153	$2,154

Net amounts recognized in the Consolidated Balance Sheets:

	Pension		Postretirement
	2019	2018	2019	2018
Other assets	$21	$61	$—	$—
Accrued liabilities	14	14	25	29
Other liabilities	179	141	210	206
Noncurrent liabilities of discontinued operations	20	9	—	—
Net amounts recognized	$192	$103	$235	$235

Amounts recognized in accumulated other comprehensive income (loss) consist of:	Pension		Postretirement
	2019	2018	2019	2018
Prior service (cost) credit	$(1)	$(2)	$38	$67
The change in amounts recognized in accumulated other comprehensive income (loss) associated with postretirement benefits was due to amortization in 2019.
The following table provides information for pension plans with accumulated benefit obligations in excess of plan assets:

	2019	2018
Projected benefit obligation	$1,771	$249
Accumulated benefit obligation	$1,749	$241
Fair value of plan assets	$1,558	$85
The accumulated benefit obligation for all pension plans was $2,317 at July 28, 2019, and $2,227 at July 29, 2018.
Weighted-average assumptions used to determine benefit obligations at the end of the year:

	Pension		Postretirement
	2019	2018	2019	2018
Discount rate	3.46%	4.15%	3.28%	4.06%
Rate of compensation increase	3.20%	3.21%	3.25%	3.25%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended:

	Pension
	2019	2018	2017
Discount rate	4.15%	3.74%	3.39%
Expected return on plan assets	6.86%	6.84%	7.09%
Rate of compensation increase	3.21%	3.24%	3.25%
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
The discount rate used to determine net periodic postretirement expense was 4.06% in 2019, 3.45% in 2018, and 3.20% in 2017.
Assumed health care cost trend rates at the end of the year:

	2019	2018
Health care cost trend rate assumed for next year	6.25%	6.75%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2023	2023

A one-percentage-point increase or decrease in assumed health care costs would not significantly impact 2019 reported service and interest cost nor the 2019 accumulated benefit obligation.
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
Our year-end pension plan weighted-average asset allocations by category were:

	Strategic Target	2019	2018
Equity securities	39%	42%	42%
Debt securities	50%	46%	46%
Real estate and other	11%	12%	12%
Total	100%	100%	100%
Pension plan assets are categorized based on the following fair value hierarchy:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

•	Level 3: Unobservable inputs, which are valued based on our estimates of assumptions that market participants would use in pricing the asset or liability.

The following table presents our pension plan assets by asset category at July 28, 2019, and July 29, 2018:

	Fair Value as of July 28, 2019	Fair Value Measurements at July 28, 2019 Using Fair Value Hierarchy			Fair Value as of July 29, 2018	Fair Value Measurements at July 29, 2018 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Short-term investments	$78	$32	$46	$—	$61	$29	$32	$—
Equities:
U.S.	267	267	—	—	284	284	—	—
Non-U.S.	217	217	—	—	230	230	—	—
Corporate bonds:
U.S.	635	—	635	—	597	—	597	—
Non-U.S.	142	—	142	—	138	—	138	—
Government and agency bonds:
U.S.	73	—	73	—	70	—	70	—
Non-U.S.	29	—	29	—	33	—	33	—
Municipal bonds	64	—	64	—	61	—	61	—
Mortgage and asset backed securities	36	—	36	—	15	—	15	—
Real estate	9	5	—	4	10	4	—	6
Hedge funds	32	—		32	34	—	—	34
Derivative assets	4	—	4	—	8	—	8	—
Derivative liabilities	(6)	—	(6)	—	(4)	—	(4)	—
Total assets at fair value	$1,580	$521	$1,023	$36	$1,537	$547	$950	$40
Investments measured at net asset value:
Short-term investments	23				21
Commingled funds:
Equities	319				310
Fixed income	35				31
Blended	84				85
Real estate	107				89
Hedge funds	76				95
Total investments measured at net asset value:	644				631
Other items to reconcile to fair value of plan assets	(71)				(14)
Total pension plan assets at fair value	$2,153				$2,154
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
The following table summarizes the changes in fair value of Level 3 investments for the years ended July 28, 2019, and July 29, 2018:

	Real Estate	Hedge Funds	Total
Fair value at July 29, 2018	$6	$34	$40
Actual return on plan assets	1	—	1
Purchases	—	—	—
Sales	(3)	(2)	(5)
Settlements	—	—	—
Transfers out of Level 3	—	—	—
Fair value at July 28, 2019	$4	$32	$36

	Real Estate	Hedge Funds	Total
Fair value at July 30, 2017	$7	$38	$45
Actual return on plan assets	2	2	4
Purchases	—	—	—
Sales	(3)	(6)	(9)
Settlements	—	—	—
Transfers out of Level 3	—	—	—
Fair value at July 29, 2018	$6	$34	$40

The following tables present additional information about the pension plan assets valued using net asset value as a practical expedient within the fair value hierarchy table:

	2019	2018
	Fair Value	Fair Value	Redemption Frequency		Redemption Notice Period Range
Short-term investments	$23	$21	Daily		1 Day
Commingled funds:
Equities	319	310	Daily,	Monthly	2	to	60 Days
Fixed income	35	31	Daily		1 Day
Blended	84	85	Primarily Daily		1	to	20 Days
Real estate funds	107	89	Quarterly		45	to	90 Days
Hedge funds	76	95	Monthly		5	to	30 Days
Total	$644	$631
There were no unfunded commitments in 2019 or 2018.
No contributions are expected to be made to U.S. pension plans in 2020. We do not expect contributions to non-U.S. pension plans to be material in 2020.
Estimated future benefit payments are as follows:

	Pension	Postretirement
2020	$172	$25
2021	$170	$23
2022	$164	$22
2023	$158	$21
2024	$153	$19
2025-2029	$728	$78
The estimated future benefit payments include payments from funded and unfunded plans.
Defined Contribution Plans — All Snyder’s-Lance U.S. employees are eligible to participate in a 401(k) Retirement Plan that provides participants with matching contributions equal to 100% of the first 4% of qualified wages and 50% of the next 1% of qualified wages. For substantially all U.S. employees except Snyder's-Lance employees, effective January 1, 2011, we provide a matching contribution of 100% of employee contributions up to 4% of compensation for employees who are not covered by collective bargaining agreements. Employees hired or rehired on or after January 1, 2011, who will not be eligible to participate in the defined benefit plans and who are not covered by collective bargaining agreements receive a contribution equal to 3% of compensation regardless of their participation in the 401(k) Retirement Plan. Amounts charged to Costs and expenses of continuing operations were $52 in 2019, $42 in 2018 and $31 in 2017. Amounts charged to Costs and expenses of discontinued operations were $4 in 2019, $3 in 2018 and $3 in 2017.

12.	Taxes on Earnings
The provision for income taxes on earnings from continuing operations consists of the following:

	2019	2018	2017
Income taxes:
Currently payable:
Federal	$104	$93	$241
State	19	26	39
Non-U.S.	5	11	2
	128	130	282
Deferred:
Federal	19	(26)	97
State	7	14	2
Non-U.S.	(3)	(12)	11
	23	(24)	110
	$151	$106	$392

	2019	2018	2017
Earnings from continuing operations before income taxes:
United States	$624	$832	$1,264
Non-U.S.	1	(2)	52
	$625	$830	$1,316
The following is a reconciliation of the effective income tax rate on continuing operations to the U.S. federal statutory income tax rate:

	2019	2018	2017
Federal statutory income tax rate	21.0%	21.0%	35.0%
State income taxes (net of federal tax benefit)	2.2	3.0	2.1
Tax effect of international items	—	(0.5)	(0.4)
Federal manufacturing deduction	—	(1.4)	(2.2)
Tax Reform - impact on U.S. deferred tax assets and liabilities(1)	—	(21.7)	—
Tax Reform - transition tax(1)	0.3	6.4	—
Effect of higher U.S. federal statutory tax rate(1)	—	5.3	—
Foreign exchange losses(2)	—	—	(3.8)
Divestiture impact on deferred taxes	1.2	—	—
Other	(0.5)	0.7	(0.9)
Effective income tax rate	24.2%	12.8%	29.8%
_______________________________________

(1)	The Tax Cuts and Jobs Act of 2017 (the Act) was enacted into law on December 22, 2017, and made significant changes to corporate taxation. Changes under the Act included:

•
Reducing the federal corporate tax rate from 35% to 21% effective January 1, 2018. A blended rate applied for fiscal 2018 non-calendar year end companies for the fiscal periods that included the effective date of the rate change. The impact of this is shown as "Effect of higher U.S. federal statutory tax rate;"

•	Repealing the exception for deductibility of performance-based compensation to covered employees, which impacted us beginning in 2019, along with expanding the number of covered employees;

•	Transitioning to a territorial system for taxation on foreign earnings along with the imposition of a transition tax in 2018 on the deemed repatriation of unremitted foreign earnings;

•	Immediate expensing of machinery and equipment placed into service after September 27, 2017;

•	Eliminating the deduction for domestic manufacturing activities, which impacted us beginning in 2019;

•
Changes to the taxation of multinational companies, including a new minimum tax on Global Intangible Low-Taxed Income, a new Base Erosion Anti-Abuse Tax, and a new U.S. corporate deduction for Foreign-Derived Intangible Income, all of which were effective for us beginning in 2019; and

•	Limiting the deductibility of interest expense to 30% of adjusted taxable income, which was effective for us beginning in 2019.
As a result of the Act, we recognized a benefit of $179 in 2018 on the remeasurement of deferred tax assets and liabilities and expenses of $2 in 2019 and $53 in 2018 on the transition tax on unremitted foreign earnings.

(2)
The 2017 rate was favorably impacted by a $52 benefit primarily related to the sale of intercompany notes receivable to a financial institution, which resulted in the recognition of foreign exchange losses.

Deferred tax liabilities and assets of continuing operations and discontinued operations are comprised of the following:

	2019	2018
Depreciation	$336	$342
Amortization	877	868
Other	16	35
Deferred tax liabilities	1,229	1,245
Benefits and compensation	157	144
Pension benefits	46	24
Tax loss carryforwards	43	65
Capital loss carryforwards	287	88
Outside basis difference	116	—
Other	82	92
Gross deferred tax assets	731	413
Deferred tax asset valuation allowance	(427)	(133)
Deferred tax assets, net of valuation allowance	304	280
Net deferred tax liability	$925	$965
At July 28, 2019, our U.S. and non-U.S. subsidiaries had tax loss carryforwards of approximately $438. Of these carryforwards, $48 may be carried forward indefinitely, and $390 expire between 2020 and 2037, with the majority expiring after 2028. At July 28, 2019, deferred tax asset valuation allowances have been established to offset $165 of these tax loss carryforwards. Additionally, as of July 28, 2019, our U.S. and non-U.S. subsidiaries had capital loss carryforwards of approximately $1,096, of which $1,060 were offset by valuation allowances. We may use a portion of our capital losses to offset the capital gain anticipated from the pending sale of the Arnott's and international operations, which could result in a U.S. valuation allowance release and recognition of a material income tax benefit in 2020. The sale of the Arnott's and international operations, which has not been finalized, is expected to be completed in the first half of 2020. After considering all available evidence, we concluded that we should maintain a valuation allowance as of July 28, 2019.
The net change in the deferred tax asset valuation allowance in 2019 was an increase of $294. The increase was primarily due to the sale of Bolthouse Farms and the pending sale of the Arnott's and international operations. The net change in the deferred tax asset valuation allowance in 2018 was an increase of $13. The increase was primarily due to the acquisition of Snyder's-Lance and the impact of currency. The net change in the deferred tax asset valuation allowance in 2017 was an increase of $2. The increase was primarily due to the impact of currency and the recognition of additional valuation allowances on tax loss carryforwards, partially offset by the expiration of tax losses.
As of July 28, 2019, other deferred tax assets included $13 of state tax credit carryforwards related to various states that expire between 2021 and 2031. As of July 28, 2019, deferred tax asset valuation allowances have been established to offset $13 of the state credit carryforwards. The decrease in state tax credit carryforwards was primarily due to the utilization of credits and the sale of Bolthouse Farms. As of July 29, 2018, other deferred tax assets included $23 of state tax credit carryforwards related to various states that expire between 2021 and 2031. As of July 29, 2018, deferred tax asset valuation allowances have been established to offset $15 of the state credit carryforwards.
As of July 28, 2019, we had approximately $156 of undistributed earnings of subsidiaries, most of which were subject to U.S. tax under the transition tax on foreign earnings due under the Act. Consistent with prior years, these unremitted earnings and the investment in our foreign subsidiaries are deemed to be permanently reinvested and no additional tax has been provided. It is not practical to estimate the tax liability that might be incurred if such earnings were remitted to the U.S.

A reconciliation of the activity related to unrecognized tax benefits follows:

	2019	2018	2017
Balance at beginning of year	$32	$64	$63
Increases related to prior-year tax positions	1	—	4
Decreases related to prior-year tax positions	(1)	(37)	—
Increases related to current-year tax positions	2	2	4
Settlements	(9)	(1)	(7)
Lapse of statute	(1)	—	—
Increase due to acquisitions	—	4	—
Balance at end of year	$24	$32	$64
The amount of unrecognized tax benefits that, if recognized, would impact the annual effective tax rate was $17 as of July 28, 2019, $23 as of July 29, 2018, and $19 as of July 30, 2017. The total amount of unrecognized tax benefits can change due to audit settlements, tax examination activities, statute expirations and the recognition and measurement criteria under accounting for uncertainty in income taxes.
Our accounting policy with respect to interest and penalties attributable to income taxes is to reflect any expense or benefit as a component of our income tax provision. The total amount of interest and penalties recognized in the Consolidated Statements of Earnings were earnings of $1 in 2019, and expense of $1 in 2018 and $4 in 2017. The total amount of interest and penalties recognized in the Consolidated Balance Sheets in Other liabilities was $4 as of July 28, 2019, and $5 as of July 29, 2018.
We do business internationally and, as a result, file income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S., Australia, Canada and Denmark. The 2019 tax year is currently under audit by the Internal Revenue Service. In addition, several state income tax examinations are in progress for the years 2006 to 2017.
With limited exceptions, we have been audited for income tax purposes in Australia through 2014, in Denmark through 2015, and in Canada through 2014.

13.	Short-term Borrowings and Long-term Debt
Short-term borrowings consist of the following:

	2019	2018
Commercial paper	$853	$1,140
Notes	500	300
Current portion of Canadian credit facility	—	90
Capital leases	1	—
Build-to-suit lease commitment	20	—
Other(1)	(3)	(5)
Total short-term borrowings	$1,371	$1,525
_______________________________________

(1)	Includes unamortized net discount/premium on debt issuances and debt issuance costs.
As of July 28, 2019, the weighted-average interest rate of commercial paper, which consisted of U.S. borrowings, was 2.97%. As of July 29, 2018, the weighted-average interest rate of commercial paper, which consisted of U.S. borrowings, was 2.54%.
As of July 28, 2019, we had $1,371 of short-term borrowings of continuing operations due within one year, of which $853 was comprised of commercial paper borrowings. In addition, as of July 28, 2019, we had short-term borrowings of $232 reflected in Current liabilities of discontinued operations. As of July 28, 2019, we issued $46 of standby letters of credit. We have a committed revolving credit facility totaling $1,850 that matures in December 2021. This U.S. facility remained unused at July 28, 2019, except for $1 of standby letters of credit that we issued under it. The U.S. facility supports our commercial paper programs and other general corporate purposes.
As of July 29, 2018, we had short-term borrowings of $371 reflected in Current liabilities of discontinued operations.

Long-term debt consists of the following:

Type	Fiscal Year of Maturity	Rate	2019	2018
Canadian credit facility	2019	Variable	$—	$90
Notes	2019	4.50%	—	300
Notes	2020	Variable	500	500
Notes	2021	Variable	400	400
Senior Term Loan	2021	Variable	499	900
Notes	2021	3.30%	650	650
Notes	2021	4.25%	500	500
Debentures	2021	8.88%	200	200
Notes	2023	2.50%	450	450
Notes	2023	3.65%	1,200	1,200
Notes	2025	3.95%	850	850
Notes	2025	3.30%	300	300
Notes	2028	4.15%	1,000	1,000
Notes	2043	3.80%	400	400
Notes	2048	4.80%	700	700
Capital leases			3	—
Other(1)			(49)	(59)
Total			$7,603	$8,381
Less current portion			500	390
Total long-term debt			$7,103	$7,991
_______________________________________

(1)	Includes unamortized net discount/premium on debt issuances and debt issuance costs.
We issued $5,300 senior notes on March 16, 2018, and borrowed $900 under a single draw 3-year senior unsecured term loan facility on March 26, 2018 to finance the acquisition of Snyder's-Lance. The interest rate on the $900 senior unsecured term loan facility resets in one, two, three, or six-month periods dependent upon our election. Interest on the senior unsecured term loan facility is due upon the earlier of an interest reset or quarterly. The senior unsecured term loan facility may be prepaid at par at any time. The senior unsecured term loan facility contains a financial covenant based on our maximum leverage ratio. Pursuant to this covenant, if our credit rating is less than BBB+ from Standard & Poor's and Baa1 from Moody's Investors Service, Inc and the amount borrowed under the facility is in excess of $500, we must maintain a leverage ratio below (i) for the last day of each quarter ending on or prior to April 30, 2020, 5.75:1.00, and (ii) thereafter, 5.25:1.00. Our leverage ratio is calculated based on the ratio of consolidated net debt to consolidated adjusted EBITDA, each as defined in the credit agreement for the senior unsecured term loan facility. In addition, the senior unsecured term loan facility contains other customary covenants and events of default for credit facilities of this type. During the fourth quarter of 2019, we prepaid $401 of the senior unsecured term loan facility. As a result of such prepayment, the maximum leverage ratio covenant in the senior unsecured term loan facility no longer applies. Interest on the 2-year floating rate senior notes is due quarterly on March 16, June 16, September 16, and December 16, commencing on June 16, 2018. Interest on the 3-year floating rate senior notes is due quarterly on March 15, June 15, September 15, and December 15, commencing on June 15, 2018. Interest on the fixed rate senior notes is due semi-annually on March 15 and September 15, commencing on September 15, 2018. The fixed rate senior notes may be redeemed, in whole or in part, at our option at any time at the applicable redemption price. If change of control triggering events occur, we will be required to offer to purchase the senior notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the purchase date.
Principal amounts of long-term debt of continuing operations mature as follows: $2,250 in 2021; $2 in 2022; $1,651 in 2023; $1 in 2024; and a total of $3,254 in periods thereafter.
In addition, we have long-term debt of $6 and $7 in 2019 and 2018, respectively, reflected in Noncurrent liabilities of discontinued operations.

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
Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We did not have credit-risk-related contingent features in our derivative instruments as of July 28, 2019, or July 29, 2018.
We are also exposed to credit risk from our customers. During 2019, our largest customer accounted for approximately 20% of consolidated net sales from continuing operations. Our five largest customers accounted for approximately 43% of our consolidated net sales from continuing operations in 2019.
We closely monitor credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk related to our international operations, including non-functional currency intercompany debt and net investments in subsidiaries. We are also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. Principal currencies hedged include the Canadian dollar, Australian dollar and U.S. dollar. We utilize foreign exchange forward purchase and sale contracts, as well as cross-currency swaps, to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. To hedge currency exposures related to intercompany debt, we enter into foreign exchange forward purchase and sale contracts, as well as cross-currency swap contracts, for periods consistent with the underlying debt. The notional amount of foreign exchange forward contracts accounted for as cash-flow hedges was $146 at July 28, 2019, and $104 at July 29, 2018. Of these amounts, $80 at July 28, 2019, and $92 at July 29, 2018 relate to discontinued operations. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings on the same line item and the same period in which the underlying hedged transaction affects earnings. The notional amount of foreign exchange forward contracts that are not designated as accounting hedges was $177 and $140 at July 28, 2019, and July 29, 2018, respectively. Of these amounts, $3 at July 28, 2019 and July 29, 2018, relate to discontinued operations. There were no cross-currency swap contracts outstanding as of July 28, 2019, or July 29, 2018.
Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. We manage our exposure to interest rate volatility on future debt issuances by entering into forward starting interest rate swaps or treasury rate lock contracts to lock in the rate on the interest payments related to the anticipated debt issuances. The contracts are either designated as cash-flow hedging instruments or are undesignated. The effective portion of the changes in fair value on designated instruments is recorded in other comprehensive income (loss) and reclassified into the Consolidated Statements of Earnings over the life of the debt. The change in fair value on undesignated instruments is recorded in interest expense. There were no forward starting interest rate swaps or treasury rate lock contracts outstanding as of July 28, 2019, or July 29, 2018.
Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of soybean oil, wheat, diesel fuel, aluminum, natural gas, soybean meal, corn, cocoa, butter, and cheese, which impact the cost of raw materials. Commodity futures, options, and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. There were no commodity contracts accounted for as cash-flow hedges as of July 28, 2019, or July 29, 2018. The notional amount of commodity contracts not designated as accounting hedges was $183 at July 28, 2019, and $118 at July 29, 2018. Of these amounts, $3 at July 28, 2019, and $2 at July 29, 2018, relate to discontinued operations.

In 2017, we entered into a supply contract under which prices for certain raw materials are established based on anticipated volume requirements over a twelve-month period. Certain prices under the contract are based in part on certain component parts of the raw materials that are in excess of our needs or not required for our operations, thereby creating an embedded derivative requiring bifurcation. We net settle amounts due under the contract with our counterparty. The notional value was approximately $27 as of July 28, 2019, and $33 as of July 29, 2018. The fair value was not material as of July 28, 2019, and July 29, 2018. Unrealized gains (losses) and settlements are included in Cost of products sold in our Consolidated Statements of Earnings.
Equity Price Risk
We enter into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of our capital stock, the total return of the Vanguard Institutional Index Institutional Plus Shares, and the total return of the Vanguard Total International Stock Index. Under these contracts, we pay variable interest rates and receive from the counterparty either: the total return on our capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index Institutional Plus Shares; or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index. These contracts were not designated as hedges for accounting purposes. We enter into these contracts for periods typically not exceeding 12 months. The notional amounts of the contracts as of July 28, 2019, and July 29, 2018, were $31 and $41, respectively.
The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of July 28, 2019, and July 29, 2018:

	Balance Sheet Classification	2019	2018
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Current assets of discontinued operations	$—	$1
Total derivatives designated as hedges		$—	$1
Derivatives not designated as hedges:
Commodity derivative contracts	Other current assets	$3	$5
Deferred compensation derivative contracts	Other current assets	1	1
Foreign exchange forward contracts	Other current assets	1	3
Total derivatives not designated as hedges		$5	$9
Total asset derivatives		$5	$10

	Balance Sheet Classification	2019	2018
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Current liabilities of discontinued operations	$2	$2
Total derivatives designated as hedges		$2	$2
Derivatives not designated as hedges:
Commodity derivative contracts	Accrued liabilities	$6	$3
Foreign exchange forward contracts	Accrued liabilities	2	—
Commodity derivative contracts	Other liabilities	—	1
Total derivatives not designated as hedges		$8	$4
Total liability derivatives		$10	$6
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of July 28, 2019, and July 29, 2018, would be adjusted as detailed in the following table:

	2019			2018
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$5	$(2)	$3	$10	$(3)	$7
Total liability derivatives	$10	$(2)	$8	$6	$(3)	$3
We are required to maintain cash margin accounts in connection with funding the settlement of open positions for exchange-traded commodity derivative instruments. At July 28, 2019, and July 29, 2018, a cash margin account balance of $7 and $2, respectively, was included in Other current assets in the Consolidated Balance Sheets.
The following tables show the effect of our derivative instruments designated as cash-flow hedges for the years ended July 28, 2019, July 29, 2018, and July 30, 2017 in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-Flow Hedge OCI Activity
Derivatives Designated as Cash-Flow Hedges		2019	2018	2017
OCI derivative gain (loss) at beginning of year		$(8)	$(34)	$(64)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		(3)	8	(4)
Forward starting interest rate swaps		—	15	23
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	(4)	5	3
Foreign exchange forward contracts	Other expenses / (income)	—	—	1
Foreign exchange forward contracts	Loss from discontinued operations	2	(4)	3
Forward starting interest rate swaps	Interest expense	2	2	4
OCI derivative gain (loss) at end of year		$(11)	$(8)	$(34)
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a loss of $3. The ineffective portion and amount excluded from effectiveness testing were not material.
The following table shows the effects of our derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

		Amount of (Gain) Loss Recognized in Earnings on Derivatives
Derivatives not Designated as Hedges	Location of (Gain) Loss Recognized in Earnings	2019	2018	2017
Foreign exchange forward contracts	Cost of products sold	$—	$(1)	$1
Foreign exchange forward contracts	Other expenses / (income)	—	(1)	14
Foreign exchange forward contracts	Loss from discontinued operations	—	—	(1)
Commodity derivative contracts	Cost of products sold	6	(2)	(11)
Commodity derivative contracts	Loss from discontinued operations	(1)	—	—
Deferred compensation derivative contracts	Administrative expenses	(2)	(2)	(3)
Treasury rate lock contracts	Interest expense	—	(18)	—
Total		$3	$(24)	$—

15.	Variable Interest Entity
In February 2016, we agreed to make a capital commitment subject to certain qualifications of up to $125 to Acre, a limited partnership formed to make venture capital investments in innovative new companies in food and food-related industries. Acre is managed by its general partner, Acre Ventures GP, LLC, which is independent of us. We are the sole limited partner of Acre and own a 99.8% interest. Our share of earnings (loss) is calculated according to the terms of the partnership agreement. Acre is a

VIE. We have determined that we are the primary beneficiary. Therefore, we consolidate Acre and account for the third party ownership as a noncontrolling interest. Through July 28, 2019, we funded $83 of the capital commitment. On August 29, 2018, we provided notice of termination of the investment period and have no obligation to make any further capital contributions to Acre for new investments, but are required to pay obligations made prior to the notice of termination, the management fee and permitted partnership expenses.
Acre elected the fair value option to account for qualifying investments to more appropriately reflect the value of the investments in the financial statements. The investments were $76 and $77 as of July 28, 2019, and July 29, 2018, respectively, and are included in Other assets on the Consolidated Balance Sheets. Changes in the fair values of investments for which the fair value option was elected are included in Other expenses / (income) on the Consolidated Statements of Earnings. Current assets and liabilities of Acre were not material as of July 28, 2019, or July 29, 2018.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our financial assets and liabilities that are measured at fair value on a recurring basis as of July 28, 2019, and July 29, 2018, consistent with the fair value hierarchy:

	Fair Value as of July 28, 2019	Fair Value Measurements at July 28, 2019 Using Fair Value Hierarchy			Fair Value as of July 29, 2018	Fair Value Measurements at July 29, 2018 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts(1)	$1	$—	$1	$—	$4	$—	$4	$—
Commodity derivative contracts(2)	3	2	1	—	5	5	—	—
Deferred compensation derivative contracts(3)	1	—	1	—	1	—	1	—
Deferred compensation investments(4)	4	4	—	—	6	6	—	—
Fair value option investments(5)	76	—	—	76	77	—	—	77
Total assets at fair value	$85	$6	$3	$76	$93	$11	$5	$77

	Fair Value as of July 28, 2019	Fair Value Measurements at July 28, 2019 Using Fair Value Hierarchy			Fair Value as of July 29, 2018	Fair Value Measurements at July 29, 2018 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange forward contracts(1)	$4	$—	$4	$—	$2	$—	$2	$—
Commodity derivative contracts(2)	6	3	3	—	4	3	1	—
Deferred compensation obligation(4)	95	95	—	—	108	108	—	—
Total liabilities at fair value	$105	$98	$7	$—	$114	$111	$3	$—
___________________________________

(1)	Based on observable market transactions of spot currency rates and forward rates.

(2)	Based on quoted futures exchanges and on observable prices of futures and options transactions in the marketplace.

(3)	Based on LIBOR and equity index swap rates.

(4)	Based on the fair value of the participants’ investments.

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

The following table summarizes the changes in fair value of Level 3 investments for the years ended July 28, 2019, and July 29, 2018:

	2019	2018
Fair value at beginning of year	$77	$49
Gains (losses)	(1)	9
Purchases	—	19
Fair value at end of year	$76	$77
Items Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, we are also required to measure certain items at fair value on a nonrecurring basis.
We recognized impairment charges on goodwill, trademarks, other intangible assets and plant assets in connection with interim and annual assessments of assets in recent years. See also Notes 3 and 6 for additional information on the impairment charges.
Fair value was determined based on unobservable Level 3 inputs. The fair value of plant assets was determined based on cash flows associated with the asset group that include significant management assumptions, including expected proceeds. The fair values of trademarks was determined based on discounted cash flow analyses that include significant management assumptions such as revenue growth rates, weighted average costs of capital and assumed royalty rates. The fair value of goodwill was determined based on discounted cash flow analyses that include significant management assumptions such as revenue growth rates, operating margins, weighted average costs of capital, and future economic and market conditions.

The following table presents fair value measurements:

	Impairment Charges				Fair Value
	Plant Assets	Amortizable Intangibles	Trademark	Goodwill	Plant Assets	Amortizable Intangibles	Trademark	Goodwill
Continuing Operations
July 29, 2018
Plum			$54				$61

Discontinued Operations
January 27, 2019
Bolthouse Farms carrot and carrot ingredients	$104	$55	$18		$102	$25	$30
Bolthouse Farms refrigerated beverages and salad dressings	$9	$22	$74		$100	$12	$76
Garden Fresh Gourmet	$2	$39	$23		$25	$—	$—
October 28, 2018
Refrigerated soup	$14				$38
April 29, 2018
Deli	$11		$13	$81	$53		$23	$—
Bolthouse Farms refrigerated beverages and salad dressings			$130	$384			$150	$—
January 28, 2018
Bolthouse Farms carrot and carrot ingredients				$75				$—
January 29, 2017
Bolthouse Farms carrot and carrot ingredients			$20	$127			$48	$75
Garden Fresh Gourmet			$1	$64			$37	$52
In the fourth quarter of 2019, we recorded an impairment charge of $16 on customer relationships intangible assets within the European chips business. The carrying value was not material.
In the fourth quarter of 2019, as part of our annual review of intangible assets, we recognized an impairment charge of $7 on a trademark and $10 on goodwill in Kelsen due to a lower long-term outlook for sales and the pending sale of the business. On July 12, 2019, we signed a definitive agreement for the sale of our Kelsen business.
In the fourth quarter of 2017, we recognized $12 of charges, primarily asset impairment, on plant assets associated with the 2015 restructuring initiatives described in Note 8. The carrying value was reduced to estimated fair value based on expected proceeds. The carrying value was not material.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value.
Cash equivalents of discontinued operations of $19 at July 28, 2019, and $14 at July 29, 2018, represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of short- and long-term debt was $8,642 at July 28, 2019, and $9,268 at July 29, 2018. The carrying value was $8,474 at July 28, 2019, and $9,516 at July 29, 2018. The fair value of short- and long-term debt of discontinued operations was $238 at July 28, 2019, and $378 at July 29, 2018. The carrying value was $238 at July 28, 2019, and $378 at July 29, 2018. The

fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.

17.	Shareholders' Equity
We have authorized 560 million shares of Capital stock with $.0375 par value and 40 million shares of Preferred stock, issuable in one or more classes, with or without par as may be authorized by the Board of Directors. No Preferred stock has been issued.
Share Repurchase Programs
In March 2017, the Board authorized a share repurchase program to purchase up to $1,500. The program has no expiration date, but it may be suspended or discontinued at any time. In addition to this publicly announced program, we have a separate Board authorization to purchase shares to offset the impact of dilution from shares issued under our stock compensation plans. We suspended our share repurchases as of the second quarter of 2018. Approximately $1,296 remained available under the March 2017 program as of July 28, 2019. In 2018, we repurchased 2 million shares at a cost of $86, and in 2017, we repurchased 8 million shares at a cost of $437.

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
Awards under Long-Term Incentive Plans may be granted to employees and directors. Pursuant to the Long-Term Incentive Plan, we adopted a long-term incentive compensation program which provides for grants of total shareholder return (TSR) performance restricted stock/units, EPS performance restricted stock/units, strategic performance restricted stock/units, time-lapse restricted stock/units, special performance restricted stock/units, free cash flow (FCF) performance restricted stock/units and unrestricted stock. Under the program, awards of TSR performance restricted stock/units will be earned by comparing our total shareholder return during a three-year period to the respective total shareholder returns of companies in a performance peer group. Based upon our ranking in the performance peer group, a recipient of TSR performance restricted stock/units may earn a total award ranging from 0% to 200% of the initial grant. Awards of EPS performance restricted stock/units will be earned based upon our achievement of annual earnings per share goals. During the three-year vesting period, a recipient of EPS performance restricted stock/units may earn a total award of either 0% or 100% of the initial grant. Awards of the strategic performance restricted stock units were earned based upon the achievement of two key metrics, net sales and EPS growth, compared to strategic plan objectives during a three-year period. A recipient of strategic performance restricted stock units earned a total award ranging from 0% to 200% of the initial grant. Awards of FCF performance restricted stock units will be earned based upon the achievement of free cash flow (defined as Net cash provided by operating activities less capital expenditures and certain investing and financing activities) compared to annual operating plan objectives over a three-year period. An annual objective will be established each fiscal year for three consecutive years. Performance against these objectives will be averaged at the end of the three-year period to determine the number of underlying units that will vest at the end of the three years. A recipient of FCF performance restricted stock units may earn a total award ranging from 0% to 200% of the initial grant. Awards of time-lapse restricted stock/units will vest ratably over the three-year period. In addition, we may issue special grants of restricted stock/units to attract and retain executives which vest over various periods. Awards are generally granted annually in October.
Annual stock option grants were granted in 2019, 2018, and 2017. Stock options are granted on a selective basis under the Long-Term Incentive Plans. The term of a stock option granted under these plans may not exceed ten years from the date of grant. Options granted in 2019, 2018, and 2017, under these plans vest ratably over a three-year period. In 2019, we also granted options under these plans that vest at the end of a three-year period. The option price may not be less than the fair market value of a share of common stock on the date of the grant.
In 2019, we issued stock options, time-lapse restricted stock units, unrestricted stock, TSR performance restricted stock units and FCF performance restricted stock units. We did not issue EPS performance restricted stock units, strategic performance restricted stock units or special performance restricted units in 2019.
In determining stock-based compensation expense, we estimate forfeitures expected to occur. Total pre-tax stock-based compensation expense and tax-related benefits recognized in Earnings from continuing operations were as follows:

	2019	2018	2017
Total pre-tax stock-based compensation expense	$50	$55	$53
Tax-related benefits	$8	$9	$20
Total pre-tax stock-based compensation expense and tax-related benefits recognized in Loss from discontinued operations were as follows:

	2019	2018	2017
Total pre-tax stock-based compensation expense	$8	$6	$7
Tax-related benefits	$2	$2	$2
The following table summarizes stock option activity as of July 28, 2019:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)
Exercisable at July 29, 2018	1,537	$50.36
Granted	596	$35.74
Exercised	—	$—
Terminated	(74)	$49.05
Outstanding at July 28, 2019	2,059	$46.17	7.3	$3
Exercisable at July 28, 2019	1,035	$50.88	5.9	$—
No options were exercised during 2018. During 2017, the total intrinsic value of options exercised was not material. We measure the fair value of stock options using the Black-Scholes option pricing model. The expected term of options granted was based on the weighted average time of vesting and the end of the contractual term. We utilized this simplified method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.
The weighted-average assumptions and grant-date fair values for grants in 2019, 2018, and 2017 were as follows:

	2019	2018	2017
Risk-free interest rate	2.79%	2.06%	1.28%
Expected dividend yield	3.84%	2.95%	2.26%
Expected volatility	25.28%	19.60%	18.64%
Expected term	6.1 years	6 years	6 years
Grant-date fair value	$6.27	$6.67	$7.51
We expense stock options on a straight-line basis over the vesting period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of July 28, 2019, total remaining unearned compensation related to nonvested stock options was $2, which will be amortized over the weighted-average remaining service period of 2.3 years.
The following table summarizes time-lapse restricted stock units, EPS performance restricted stock units and FCF performance restricted stock units as of July 28, 2019:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 29, 2018	1,652	$47.01
Granted	1,340	$36.51
Vested	(711)	$47.83
Forfeited	(321)	$40.67
Nonvested at July 28, 2019	1,960	$40.57

We determine the fair value of time-lapse restricted stock units, EPS performance restricted stock units, strategic performance restricted stock units, special performance restricted stock units and FCF performance restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. We expense EPS performance restricted stock units on a graded-vesting basis, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. There were 66 thousand EPS performance target grants outstanding at July 28, 2019, with a weighted-average grant-date fair value of $49.10. We will expense FCF performance restricted stock units over the requisite service period of each objective. In 2019, we issued approximately 388 thousand FCF performance restricted stock units and of those, granted 129 thousand, which are included in the table above. There were 113 thousand FCF performance target grants outstanding at July 28, 2019, with a grant date fair value of $37.62. The actual number of EPS performance restricted stock units, strategic performance restricted stock units, and FCF performance restricted stock units that vest will depend on actual performance achieved. We estimate expense based on the number of awards expected to vest.
In the first quarter of 2017, recipients of strategic performance restricted stock units earned 35% of the initial grants based on actual performance achieved during a three-year period ended July 31, 2016. There were no strategic performance restricted stock units outstanding at July 28, 2019 or July 29, 2018.
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
As of July 28, 2019, total remaining unearned compensation related to nonvested time-lapse restricted stock units, EPS performance restricted stock units and FCF performance restricted units was $35, which will be amortized over the weighted-average remaining service period of 1.7 years. The fair value of restricted stock units vested during 2019, 2018 and 2017 was $26, $30 and $55, respectively. The weighted-average grant-date fair value of the restricted stock units granted during 2018 and 2017 was $44.18 and $54.79, respectively.
The following table summarizes TSR performance restricted stock units as of July 28, 2019:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 29, 2018	1,664	$46.66
Granted	388	$31.29
Vested	—	$—
Forfeited	(744)	$55.07
Nonvested at July 28, 2019	1,308	$37.33
We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation. Weighted-average assumptions used in the Monte Carlo simulation were as follows:

	2019	2018	2017
Risk-free interest rate	2.80%	1.58%	0.85%
Expected dividend yield	3.79%	2.95%	2.26%
Expected volatility	24.50%	19.07%	17.78%
Expected term	3 years	3 years	3 years
We recognize compensation expense on a straight-line basis over the service period. As of July 28, 2019, total remaining unearned compensation related to TSR performance restricted stock units was $14, which will be amortized over the weighted-average remaining service period of 1.6 years. In the first quarter of 2019, recipients of TSR performance restricted stock units earned 0% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 27, 2018. In the first quarter of 2018, recipients of TSR performance restricted stock units earned 125% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 28, 2017. As a result, approximately 160 thousand additional shares were awarded. In the first quarter of 2017, recipients of TSR performance restricted stock units earned 75% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 29, 2016. The fair value of TSR performance restricted stock units vested during 2018 and 2017 was $38 and $14, respectively. The grant-date fair value of the TSR performance restricted stock units granted during 2018 and 2017 was $39.39 and $39.53, respectively. In the first quarter of 2020, recipients of TSR performance restricted stock units will receive a 0% payout based upon our TSR ranking in a performance peer group during a three-year period ended July 26, 2019.
The excess tax deficiencies of $6 in 2019 and $3 in 2018, and the excess tax benefits of $6 in 2017, on the exercise of stock options and vested restricted stock were presented as cash flows from operating activities. Cash received from the exercise of stock options was $2 for 2017, and are reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

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
We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated as of July 28, 2019. While the potential future charges could be material in a particular quarter or annual period, based on information currently known by us, we do not believe any such charges are likely to have a material adverse effect on our consolidated results of operations or financial condition. In the third quarter of 2018, we recorded expense of $22 from a settlement of a claim.
Operating Leases
We have certain operating lease commitments, primarily related to warehouse and office facilities, and certain equipment. Rent expense under operating lease commitments was $102 in 2019, $74 in 2018 and $53 in 2017. These amounts included $17 in 2019, 2018, and 2017, respectively, related to discontinued operations. Future minimum annual rental payments under these operating leases as of July 28, 2019, are as follows:

2020	2021	2022	2023	2024	Thereafter
$68	$54	$40	$29	$21	$88
The future minimum annual rental payments included $7 in 2020, $6 in 2021, $4 in 2022, $3 in 2023, $1 in 2024, and none thereafter related to discontinued operations.
Other Contingencies
We guarantee approximately 2,000 bank loans made to Pepperidge Farm independent contractor distributors by third-party financial institutions for the purchase of distribution routes. The maximum potential amount of future payments under existing guarantees we could be required to make is $220. We guarantee approximately 2,400 bank loans made to Snyder'-Lance independent contract distributors by third-party financial institutions for the purchase of distribution routes. The outstanding aggregate balance on these loans was $194 as of July 28, 2019. Our guarantees are indirectly secured by the distribution routes. We do not expect that we will be required to make material guarantee payments as a result of defaults on the bank loans guaranteed. The amounts recognized as of July 28, 2019, and July 29, 2018, were not material.
We have provided certain standard indemnifications in connection with divestitures, contracts and other transactions. Certain indemnifications have finite expiration dates. Liabilities recognized based on known exposures related to such matters were not material at July 28, 2019, and July 29, 2018.

20.	Supplemental Financial Statement Data
Balance Sheets

	2019	2018
Accounts receivable
Customer accounts receivable	$538	$528
Allowances	(13)	(18)
Subtotal	$525	$510
Other	49	53
	$574	$563

Inventories
Raw materials, containers and supplies	$271	$312
Finished products	592	575
	$863	$887

Plant assets
Land	$83	$82
Buildings	1,474	1,439
Machinery and equipment	3,473	3,554
Projects in progress	185	164
Total cost	$5,215	$5,239
Accumulated depreciation(1)	(2,760)	(2,773)
	$2,455	$2,466

Other assets
Investments	$77	$92
Deferred taxes	2	2
Pensions	21	61
Other	27	34
	$127	$189

	2019	2018
Accrued liabilities
Accrued compensation and benefits	$234	$162
Fair value of derivatives	8	3
Accrued trade and consumer promotion programs	135	130
Accrued interest	97	102
Restructuring	29	19
Other	106	100
	$609	$516

Other liabilities
Pension benefits	$179	$141
Deferred compensation	79	90
Postretirement benefits	210	206
Transition tax on unremitted foreign earnings	—	7
Unrecognized tax benefits	19	22
Restructuring	8	24
Other	64	57
	$559	$547
____________________________________

(1)
Depreciation expense was $389 in 2019, $360 in 2018 and $299 in 2017. Depreciation expense of continuing operations was $315 in 2019, $259 in 2018 and $192 in 2017. Buildings are depreciated over periods ranging from 7 to 45 years. Machinery and equipment are depreciated over periods generally ranging from 2 to 20 years.

Statements of Earnings

	2019	2018	2017
Other expenses / (income)
Amortization of intangible assets	$48	$20	$1
Impairment of intangible assets(1)	16	54	—
Net periodic benefit expense (income) other than the service cost	71	(225)	(224)
Investment losses	1	10	9
Transaction costs(2)	—	53	—
Legal settlements	—	22	—
Other	4	(7)	(2)
	$140	$(73)	$(216)

Advertising and consumer promotion expense(3)	$347	$327	$327

Interest expense
Interest expense	$359	$186	$117
Less: Interest capitalized	3	3	2
	$356	$183	$115
____________________________________

(1)	See Note 6 for additional information.

(2)	In 2018, we recognized transaction costs of $53 related to the acquisition of Snyder's-Lance. See Note 4 for additional information.

(3)	Included in Marketing and selling expenses.

Statements of Cash Flows

	2019	2018	2017
Cash Flows from Operating Activities
Other
Benefit related payments	$(60)	$(59)	$(58)
Other	(4)	5	3
	$(64)	$(54)	$(55)

Other Cash Flow Information
Interest paid	$367	$152	$110
Interest received	$3	$4	$5
Income taxes paid	$117	$128	$320

Non-cash Activity
Build-to-suit lease commitment	$20	$—	$—

21.	Quarterly Data (unaudited)

	2019
	First	Second	Third	Fourth
Net sales	$2,202	$2,172	$1,953	$1,780
Gross profit	726	706	655	606
Earnings (loss) from continuing operations attributable to Campbell Soup Company	180	176	123	(5)
Earnings (loss) from discontinued operations	14	(235)	(39)	(3)
Net earnings (loss) attributable to Campbell Soup Company	194	(59)	84	(8)
Per share - basic
Earnings (loss) from continuing operations attributable to Campbell Soup Company	.60	.58	.41	(.02)
Earnings (loss) from discontinued operations	.05	(.78)	(.13)	(.01)
Net earnings (loss) attributable to Campbell Soup Company (1)	.64	(.20)	.28	(.03)
Dividends	.35	.35	.35	.35
Earnings per share - assuming dilution
From continuing operations attributable to Campbell Soup Company	.60	.58	.41	(.02)
From discontinued operations	.05	(.78)	(.13)	(.01)
Net attributable to Campbell Soup Company (1)	.64	(.20)	.28	(.03)
_______________________________________

(1)	The sum of individual per share amounts may not add due to rounding.

	2019
	First	Second	Third	Fourth
In 2019, the following charges (gains) were recorded in Earnings (loss) from continuing operations attributable to Campbell Soup Company:
Restructuring charges, implementation costs and other related costs	$34	$18	$16	$24
Impairment charges	—	—	—	13
Pension and postretirement benefit mark-to-market adjustments	—	—	—	93
Pension settlement	—	—	22	—
Tax reform	—	2	—	—
Per share - assuming dilution
Restructuring charges, implementation costs and other related costs	.11	.06	.05	.08
Impairment charges	—	—	—	.04
Pension and postretirement benefit mark-to-market adjustments	—	—	—	.31
Pension settlement	—	—	.07	—
Tax reform	—	.01	—	—
In 2019, the following charges (gains) were recorded in Earnings (loss) from discontinued operations:
Restructuring charges, implementation costs and other related costs	$1	$—	$(1)	$—
Impairment charges	11	264	—	12
Costs associated with divestitures	—	8	48	4
Pension benefit mark-to-market adjustments	—	—	—	9
Per share - assuming dilution
Restructuring charges, implementation costs and other related costs	—	—	—	—
Impairment charges	.04	.87	—	.04
Costs associated with divestitures	—	.03	.16	.01
Pension benefit mark-to-market adjustments	—	—	—	.03

	2018
	First	Second	Third	Fourth
Net sales	$1,638	$1,614	$1,618	$1,745
Gross profit	656	637	533	548
Earnings from continuing operations attributable to Campbell Soup Company	227	314	57	126
Earnings (loss) from discontinued operations	48	(29)	(450)	(32)
Net earnings (loss) attributable to Campbell Soup Company	275	285	(393)	94
Per share - basic
Earnings from continuing operations attributable to Campbell Soup Company	.75	1.04	.19	.42
Earnings (loss) from discontinued operations	.16	(.10)	(1.50)	(.11)
Net earnings (loss) attributable to Campbell Soup Company(1)	.91	.95	(1.31)	.31
Dividends	.35	.35	.35	.35
Per share - assuming dilution
Earnings from continuing operations attributable to Campbell Soup Company	.75	1.04	.19	.42
Earnings (loss) from discontinued operations	.16	(.10)	(1.50)	(.11)
Net earnings (loss) attributable to Campbell Soup Company(1)	.91	.95	(1.31)	.31
_______________________________________

(1)	The sum of individual per share amounts may not add due to rounding.

	2018
	First	Second	Third	Fourth
In 2018, the following charges (gains) were recorded in Earnings from continuing operations attributable to Campbell Soup Company:
Restructuring charges, implementation costs and other related costs	$12	$45	$41	$34
Impairment charges	—	—	—	41
Pension and postretirement benefit mark-to-market adjustments	(9)	—	—	(90)
Transaction and integration costs	—	19	46	8
Claim settlement	—	—	15	—
Tax reform	—	(124)	—	(6)
Per share - assuming dilution
Restructuring charges, implementation costs and other related costs	.04	.15	.14	.11
Impairment charges	—	—	—	.14
Pension and postretirement benefit mark-to-market adjustments	(.03)	—	—	(.30)
Transaction and integration costs	—	.06	.15	.03
Claim settlement	—	—	.05	—
Tax reform	—	(.41)	—	(.02)
In 2018, the following charges (gains) were recorded in Earnings (loss) from discontinued operations:
Restructuring charges, implementation costs and other related costs	—	1	4	(1)
Impairment charges	—	74	497	—
Pension benefit mark-to-market and curtailment adjustments	—	—	—	(3)
Per share - assuming dilution
Restructuring charges, implementation costs and other related costs	—	—	.01	—
Impairment charges	—	.25	1.65	—
Pension benefit mark-to-market and curtailment adjustments	—	—	—	(.01)

22.	Subsequent Event
On September 18, 2019, we signed a definitive agreement for the sale of our European chips business for £66, or approximately $80. The sale is subject to customary closing conditions including receiving the relevant regulatory approvals. We expect to complete the sale in the first quarter of 2020. In connection with the sale, we expect to incur additional charges in the first quarter of 2020 as the carrying value of the disposal group will include allocated goodwill, as well as foreign currency translation adjustments.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of July 28, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment using those criteria, management concluded that the Company’s internal control over financial reporting was effective as of July 28, 2019.

The effectiveness of the Company’s internal control over financial reporting as of July 28, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on the next page.

/s/ Mark A. Clouse
Mark A. Clouse
President and Chief Executive Officer

/s/ Anthony P. DiSilvestro
Anthony P. DiSilvestro
Senior Vice President and Chief Financial Officer

/s/ Stanley Polomski
Stanley Polomski
Vice President and Controller
(Principal Accounting Officer)

September 26, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Campbell Soup Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Campbell Soup Company and its subsidiaries (the "Company") as of July 28, 2019 and July 29, 2018, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended July 28, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended July 28, 2019 appearing on page 97 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of July 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 28, 2019 and July 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended July 28, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Indefinite-lived Intangible Assets Impairment Test for Certain Trademarks

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s indefinite-lived intangible assets (trademarks) were $2,629 million as of July 28, 2019. Trademarks primarily included $1,996 million associated with the acquisition of Snyder's-Lance, $280 million associated with the acquisition of Pacific Foods and $292 million related to Pace. Management conducts a test at least annually for impairment, or when circumstances indicate that the carrying amount of the asset may not be recoverable. Indefinite-lived intangible assets are tested for impairment by comparing the fair value of the asset to the carrying value. Management determines fair value based on discounted cash flow analyses that include significant management assumptions such as revenue growth rates, weighted average costs of capital, and assumed royalty rates.

The principal considerations for our determination that performing procedures relating to the impairment test for certain trademarks is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity involved in performing procedures relating to the fair value estimates of trademarks due to the significant amount of judgment by management when developing these estimates, (ii) significant audit effort was necessary to perform procedures and evaluate evidence relating to management’s discounted cash flow analyses that include significant management assumptions such as revenue growth rates, weighted average costs of capital, and assumed royalty rates, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s trademark impairment tests. These procedures also included, among others, testing management’s process for developing the fair value estimates; evaluating the appropriateness of the discounted cash flow analyses; testing the completeness, accuracy, and relevance of underlying data used in the analyses; and evaluating the significant assumptions used by management, including the revenue growth rates, weighted average costs of capital, and assumed royalty rates. Evaluating management’s assumptions related to revenue growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance associated with the trademarks, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow analyses and certain significant assumptions, including the weighted average costs of capital and assumed royalty rates.

Divestiture of the Campbell Fresh and Campbell International Operating Segments

As described in Notes 1, 3 and 12 to the consolidated financial statements, in 2019 the Company completed the sale of the Campbell Fresh operating segment, which includes Bolthouse Farms, Garden Fresh Gourmet, and the U.S. refrigerated soup business. In addition, the Company signed definitive agreements for the sale of the Kelsen business on July 12, 2019, and on August 1, 2019, for the Arnott’s business and certain other international operations (collectively referred to as Campbell International). Management has reflected the results of these businesses and operations as discontinued operations in the consolidated statements of earnings for all periods presented. Management presents discontinued operations when there is a disposal of a component group or a group of components that, in management’s judgment, represents a strategic shift that will have a major effect on operations and financial results. The earnings (loss) from discontinued operations for Campbell Fresh and Campbell International were $(332 million) and $69 million, respectively, for the fiscal year ending July 28, 2019. As of July 28, 2019, the Company’s U.S. and non-U.S. subsidiaries had capital loss carryforwards of approximately $1,096 million, of which $1,060 million were offset by valuation allowances. As described by management, the Company may use a portion of its capital losses to offset the capital gain anticipated from the pending sale of the Arnott’s business and certain other international operations, which could result in a U.S. valuation allowance release and recognition of a material income tax benefit in 2020. After assessing all available evidence, management concluded that they should maintain a valuation allowance as of July 28, 2019.

The principal considerations for our determination that performing procedures relating to the divestiture of the Campbell Fresh and Campbell International operating segments is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity involved in performing procedures to evaluate the divestiture transactions due to the significant amount of judgment by management when assessing these transactions, (ii) significant audit effort was necessary to perform procedures and evaluate evidence relating to management's evaluation of the divestiture transactions, including whether the divestitures met the criteria for discontinued operations, and in determining the realizability of the deferred tax assets, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the evaluation of whether the divestitures met the criteria for discontinued operations and controls over the evaluation of realizability of deferred tax assets. These procedures also included, among others, evaluating management’s assessment of the discontinued operations criteria for the Campbell Fresh and Campbell International operating segments, including the quantitative and qualitative factors surrounding the qualification for discontinued operations treatment, and testing management’s assessment of the realizability of deferred tax assets, including management's weighting of significant factors considered in this assessment. Testing the realizability of deferred tax assets included evaluating the reasonableness of management’s judgments around future reversals. Professionals with specialized skill and knowledge were used to assist in the evaluation of audit evidence related to the discontinued operations criteria and assessment of the realizability of the deferred tax assets.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

September 26, 2019

We have served as the Company’s auditor since 1954.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of July 28, 2019 (the Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
The annual report of management on our internal control over financial reporting is provided under "Financial Statements and Supplementary Data" on page 86. The attestation report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding our internal control over financial reporting is provided under "Financial Statements and Supplementary Data" on pages 87-89.
The acquisition and ongoing integration of Snyder’s-Lance has materially affected our internal control over financial reporting for the year ended July 28, 2019.
There were no changes in our internal control over financial reporting that materially affected, or were likely to materially affect, such internal control over financial reporting during the quarter ended July 28, 2019.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The sections entitled "Item 1 — Election of Directors" and "Voting Securities and Principal Shareholders — Ownership of Directors and Executive Officers" in our Proxy Statement for the 2019 Annual Meeting of Shareholders (the 2019 Proxy) are incorporated herein by reference. The information presented in the section entitled "Corporate Governance Policies and Practices — Board Meetings and Committees — Board Committee Structure" in the 2019 Proxy relating to the members of our Audit Committee and the Audit Committee’s financial experts is incorporated herein by reference.
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
Item 11. Executive Compensation
The information presented in the sections entitled "Compensation Discussion and Analysis," "Executive Compensation Tables," "Corporate Governance Policies and Practices — Compensation of Directors," "Corporate Governance Policies and Practices — Board Meetings and Committees — Board Committee Structure — Compensation and Organization Committee Interlocks and Insider Participation" and "Compensation Discussion and Analysis — Compensation and Organization Committee Report" in the 2019 Proxy is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information presented in the sections entitled "Voting Securities and Principal Shareholders — Ownership of Directors and Executive Officers" and "Voting Securities and Principal Shareholders — Principal Shareholders" in the 2019 Proxy is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about the stock that could have been issued under our equity compensation plans as of July 28, 2019:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (c)
Equity Compensation Plans Approved by Security Holders (1)	7,203,299	$46.17	5,428,157
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	7,203,299	$46.17	5,428,157
____________________________________

(1)
Column (a) represents stock options and restricted stock units outstanding under the 2015 Long-Term Incentive Plan and the 2005 Long-Term Incentive Plan. Column (a) includes 3,298,028 TSR performance restricted stock units and Free Cash Flow performance restricted stock units based on the maximum number of shares potentially issuable under the awards, and the number of shares, if any, to be issued pursuant to such awards will be determined based upon performance during the applicable three-year performance period.  No additional awards can be made under the 2005 Long-Term Incentive Plan. Future equity awards under the 2015 Long-Term Incentive Plan may take the form of stock options, stock appreciation rights, performance unit awards, restricted stock, restricted performance stock, restricted stock units, or stock awards. Column (b) represents the weighted-average exercise price of the outstanding stock options only; the outstanding restricted stock units are not included in this calculation. Column (c) represents the maximum number of future equity awards that can be made under the 2015 Long-Term Incentive Plan as of July 28, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information presented in the section entitled "Corporate Governance Policies and Practices — Transactions with Related Persons," "Item 1  — Election of Directors," "Corporate Governance Policies and Practices — Director Independence" and "Corporate Governance Policies and Practices — Board Meetings and Committees — Board Committee Structure" in the 2019 Proxy is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information presented in the sections entitled "Item 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Firm Fees and Services" and "Item 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Committee Pre-Approval Policy" in the 2019 Proxy is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Report:
1.  Financial Statements
Consolidated Statements of Earnings for 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income for 2019, 2018 and 2017
Consolidated Balance Sheets as of July 28, 2019 and July 29, 2018
Consolidated Statements of Cash Flows for 2019, 2018 and 2017
Consolidated Statements of Equity for 2019, 2018 and 2017
Notes to Consolidated Financial Statements
Management's Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm
2.  Financial Statement Schedule
II - Valuation and Qualifying Accounts for 2019, 2018 and 2017
3.  Exhibits
Reference is made to Item 15(b) below.
(b) Exhibits. The Exhibit Index, which immediately precedes the signature page, is incorporated by reference into this Report.
(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.
Item 16. Form 10-K Summary
None.

INDEX TO EXHIBITS

2
Stock and Asset Purchase Agreement, dated August 1, 2019, by and among Campbell Soup Company and Snacking Investments BidCo Pty Limited, is incorporated by reference to Exhibit 2.1 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on August 7, 2019.

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

4(e)	Form of 4.250% Notes due 2021 is incorporated by reference to Exhibit 4.1 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on April 1, 2011.

4(f)	Form of 2.500% Notes due 2022 is incorporated by reference to Exhibit 4.1 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on August 2, 2012.

4(g)	Form of 3.800% Notes due 2042 is incorporated by reference to Exhibit 4.1 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on August 2, 2012.

4(h)	Form of 3.300% Note due 2025 is incorporated by referenced to Exhibit 4.2 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 19, 2015.

4(i)	Form of Floating Rate Note due 2020 is incorporated by reference to Exhibit 4.2.1 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 16, 2018.

4(j)	Form of Floating Rate Note due 2021 is incorporated by reference to Exhibit 4.2.2 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 16, 2018.

4(k)	Form of 3.300% Note due 2021 is incorporated by reference to Exhibit 4.2.3 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 16, 2018.

4(l)	Form of 3.650% Note due 2023 is incorporated by reference to Exhibit 4.2.4 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 16, 2018.

4(m)	Form of 3.950% Note due 2025 is incorporated by reference to Exhibit 4.2.5 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 16, 2018.

4(n)	Form of 4.150% Note due 2028 is incorporated by reference to Exhibit 4.2.6 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 16, 2018.

4(o)	Form of 4.800% Note due 2048 is incorporated by reference to Exhibit 4.2.7 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 16, 2018.

4(p)	Description of securities.

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

10(h)+	Form of Severance Protection Agreement is incorporated by reference to Exhibit 10(i) to Campbell's Form 10-K (SEC file number 1-3822) for the fiscal year ended July 30, 2017.

10(i)+	Form of Amendment to the Severance Protection Agreement is incorporated by reference to Exhibit 10(j) to Campbell's Form 10-K (SEC file number) for the fiscal year ended July 30, 2017.

10(j)+	Form of U.S. Severance Protection Agreement is incorporated by reference to Exhibit 10(m) to Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 31, 2011.

10(k)+	Form of Amendment to U.S. Severance Protection Agreement is incorporated by reference to Exhibit 10(o) to Campbell's Form 10-K (SEC file number 1-3822) for the fiscal year ended July 31, 2016.

10(l)+
Campbell Soup Company Supplemental Employees’ Retirement Plan, as amended and restated effective January 1, 2009, is incorporated by reference to Exhibit 10(c) to Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended February 1, 2009.

10(m)+
First Amendment to the Campbell Soup Company Supplemental Employees’ Retirement Plan, effective as of December 31, 2010, is incorporated by reference to Exhibit 10(c) to Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 30, 2011.

10(n)+
Form of 2005 Long-Term Incentive Plan Nonqualified Stock Option Agreement is incorporated by reference to Exhibit 10 to Campbell's Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended November 1, 2015.

10(o)+
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

10(q)+
Form of 2015 Long-Term Incentive Plan Performance Stock Unit Agreement (Total Shareholder Return) is incorporated by reference to Exhibit 10(ff) to Campbell’s Form 10-K (SEC file number 1-3822) for the fiscal year ended July 31, 2016.

10(r)+
Form of 2015 Long-Term Incentive Plan Time-Lapse Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10(c) to Campbell's Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended October 30, 2016.

10(s)+
Campbell Soup Company Fiscal 2018 Long-Term Incentive Program Brochure is incorporated by reference to Exhibit 10(a) to Campbell's Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended October 29, 2017.

10(t)+
Severance Agreement and General Release executed April 30, 2018 by and between Mark R. Alexander and Campbell Soup Company is incorporated by reference to Exhibit 10(b) to Campbell's Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended April 29, 2018.

10(u)+
Retirement Agreement and General Release executed May 18, 2018 by and between Denise M. Morrison and Campbell Soup Company is incorporated by reference to Exhibit 10(z) to Campbell's Form 10-K (SEC file number 1-3822) for the fiscal year ended July 29, 2018.

10(v)+
Amendment to Retirement Agreement and General Release executed May 30, 2018 by and between Denise M. Morrison and Campbell Soup Company is incorporated by reference to Exhibit 10(aa) to Campbell's Form 10-K (SEC file number 1-3822) for the fiscal year ended July 29, 2018.

10(w)
Five-Year Credit Agreement, dated December 9, 2016, by and among Campbell Soup Company, the eligible subsidiaries referred to therein, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders named therein, is incorporated by reference to Exhibit 10 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on December 12, 2016.

10(x)
Three-Year Term Loan Credit Agreement, dated December 29, 2017, by and among Campbell Soup Company, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders named therein, is incorporated by reference to Exhibit 10 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on December 29, 2017.

10(y)
Amendment No. 1 to Three-Year Term Loan Credit Agreement, dated March 5, 2018, by and among Campbell Soup Company, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders named therein is incorporated by reference to Exhibit 10(a) to Campbell's Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended April 29, 2018.

10(z)
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

10(aa)+	2019 Non-Employee Director Fees are incorporated by reference to Exhibit 10(b) to Campbell's Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended October 28, 2018.

10(bb)+
First Amendment to the Campbell Soup Company Supplemental Retirement Plan effective November 30, 2018 is incorporated by reference to Exhibit 10(b) to Campbell's Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 27, 2019.

10(cc)+	Campbell Soup Company Executive Severance Pay Plan is incorporated by reference to Exhibit 10 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on April 2, 2019.

21	Subsidiary List.

23	Consent of Independent Registered Public Accounting Firm.

31(a)	Certification of Mark A. Clouse pursuant to Rule 13a-14(a).

31(b)	Certification of Anthony P. DiSilvestro pursuant to Rule 13a-14(a).

32(a)	Certification of Mark A. Clouse pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of Anthony P. DiSilvestro pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
+This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Campbell has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
September 26, 2019

CAMPBELL SOUP COMPANY

By:	/s/ Anthony P. DiSilvestro
Anthony P. DiSilvestro
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Campbell and in the capacities indicated on September 26, 2019.

Signatures

/s/ Mark A. Clouse	/s/ Maria Teresa Hilado
Mark A. Clouse	Maria Teresa Hilado
President and Chief Executive Officer and Director	Director
(Principal Executive Officer)

/s/ Anthony P. DiSilvestro	/s/ Sarah Hofstetter
Anthony P. DiSilvestro	Sarah Hofstetter
Senior Vice President and Chief Financial Officer	Director
(Principal Financial Officer)

/s/ Stanley Polomski	/s/ Randall W. Larrimore
Stanley Polomski	Randall W. Larrimore
Vice President and Controller	Director
(Principal Accounting Officer)

/s/ Keith R. McLoughlin	/s/ Marc B. Lautenbach
Keith R. McLoughlin	Marc B. Lautenbach
Chair and Director	Director

/s/ Fabiola R. Arredondo	/s/ Mary Alice D. Malone
Fabiola R. Arredondo	Mary Alice D. Malone
Director	Director

/s/ Howard M. Averill	/s/ Kurt T. Schmidt
Howard M. Averill	Kurt T. Schmidt
Director	Director

/s/ John P. Bilbrey	/s/ Nick Shreiber
John P. Bilbrey	Nick Shreiber
Director	Director

/s/ Bennett Dorrance	/s/ Archbold D. van Beuren
Bennett Dorrance	Archbold D. van Beuren
Director	Director

Schedule II

CAMPBELL SOUP COMPANY
Valuation and Qualifying Accounts

For the Fiscal Years ended July 28, 2019, July 29, 2018, and July 30, 2017
(Millions)

This schedule of valuation and qualifying accounts should be read in conjunction with the Consolidated Financial Statements. These amounts exclude the Campbell Fresh operating segment and Campbell International, which were classified as part of Current assets of discontinued operations for the periods presented. See Note 3 to the Consolidated Financial Statements for additional information.

	Balance at Beginning of Period	Charged to/ (Reduction in) Costs and Expenses	Deductions	Acquisitions	Balance at End of Period
Fiscal year ended July 28, 2019
Cash discount	$6	$132	$(132)	$—	$6
Bad debt reserve	3	1	(1)	—	3
Returns reserve(1)	9	(2)	(3)	—	4
Total Accounts receivable allowances	$18	$131	$(136)	$—	$13

Fiscal year ended July 29, 2018
Cash discount	$4	$114	$(114)	$2	$6
Bad debt reserve	1	1	(1)	2	3
Returns reserve(1)	3	4	—	2	9
Total Accounts receivable allowances	$8	$119	$(115)	$6	$18

Fiscal year ended July 30, 2017
Cash discount	$4	$109	$(109)	$—	$4
Bad debt reserve	1	—	—	—	1
Returns reserve(1)	4	(1)	—	—	3
Total Accounts receivable allowances	$9	$108	$(109)	$—	$8
_______________________________________

(1)
The returns reserve is evaluated quarterly and adjusted accordingly. During each period, returns are charged to net sales in the Consolidated Statements of Earnings as incurred. Actual returns were approximately $107 in 2019, $104 in 2018, and $102 in 2017, or less than 2% of net sales.