Form 10-Q
period 2019-10-27
CAMPBELL SOUP CO
filed 2019-12-04
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended	Commission File Number
October 27, 2019	1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.
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

There were 301,655,347 shares of capital stock outstanding as of November 25, 2019.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended
	October 27, 2019	October 28, 2018
Net sales	$2,183	$2,202
Costs and expenses
Cost of products sold	1,445	1,476
Marketing and selling expenses	206	211
Administrative expenses	134	148
Research and development expenses	22	23
Other expenses / (income)	56	—
Restructuring charges	3	18
Total costs and expenses	1,866	1,876
Earnings before interest and taxes	317	326
Interest expense	80	91
Interest income	—	1
Earnings before taxes	237	236
Taxes on earnings	68	56
Earnings from continuing operations	169	180
Earnings (loss) from discontinued operations	(3)	14
Net earnings	166	194
Less: Net earnings (loss) attributable to noncontrolling interests	—	—
Net earnings attributable to Campbell Soup Company	$166	$194
Per Share — Basic
Earnings from continuing operations attributable to Campbell Soup Company	$.56	$.60
Earnings (loss) from discontinued operations	(.01)	.05
Net earnings attributable to Campbell Soup Company(1)	$.55	$.64
Weighted average shares outstanding — basic	301	301
Per Share — Assuming Dilution
Earnings from continuing operations attributable to Campbell Soup Company	$.56	$.60
Earnings (loss) from discontinued operations	(.01)	.05
Net earnings attributable to Campbell Soup Company(1)	$.55	$.64
Weighted average shares outstanding — assuming dilution	303	302
(1) Sum of the individual amounts may not add due to rounding.
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(unaudited)
(millions)

	Three Months Ended
	October 27, 2019			October 28, 2018
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$166			$194
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(4)	$—	(4)	$(43)	$—	(43)
Reclassification of currency translation adjustments realized upon disposal of businesses	82	—	82	—	—	—
Cash-flow hedges:
Reclassification adjustment for (gains) losses included in net earnings	2	(1)	1	1	—	1
Pension and other postretirement benefits:
Reclassification of prior service credit included in net earnings	(7)	1	(6)	(7)	2	(5)
Other comprehensive income (loss)	$73	$—	73	$(49)	$2	(47)
Total comprehensive income (loss)			$239			$147
Total comprehensive income (loss) attributable to noncontrolling interests			1			—
Total comprehensive income (loss) attributable to Campbell Soup Company			$238			$147
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	October 27, 2019	July 28, 2019
Current assets
Cash and cash equivalents	$61	$31
Accounts receivable, net	729	574
Inventories	887	863
Other current assets	61	71
Current assets of discontinued operations	315	428
Total current assets	2,053	1,967
Plant assets, net of depreciation	2,352	2,455
Goodwill	3,988	4,017
Other intangible assets, net of amortization	3,383	3,415
Other assets ($72 as of 2020 and $76 as of 2019 attributable to variable interest entity)	390	127
Noncurrent assets of discontinued operations	944	1,167
Total assets	$13,110	$13,148
Current liabilities
Short-term borrowings	$1,631	$1,371
Payable to suppliers and others	890	814
Accrued liabilities	567	609
Dividends payable	108	107
Accrued income taxes	56	15
Current liabilities of discontinued operations	183	469
Total current liabilities	3,435	3,385
Long-term debt	6,706	7,103
Deferred taxes	942	924
Other liabilities	737	559
Noncurrent liabilities of discontinued operations	41	65
Total liabilities	11,861	12,036
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	356	372
Earnings retained in the business	2,050	1,993
Capital stock in treasury, at cost	(1,053)	(1,076)
Accumulated other comprehensive loss	(126)	(198)
Total Campbell Soup Company shareholders' equity	1,239	1,103
Noncontrolling interests	10	9
Total equity	1,249	1,112
Total liabilities and equity	$13,110	$13,148
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Three Months Ended
	October 27, 2019	October 28, 2018
Cash flows from operating activities:
Net earnings	$166	$194
Adjustments to reconcile net earnings to operating cash flow
Impairment charges	—	14
Restructuring charges	3	19
Stock-based compensation	14	14
Pension and postretirement benefit income	(18)	(15)
Depreciation and amortization	81	122
Deferred income taxes	(9)	17
Losses on sales of businesses	104	—
Other	28	12
Changes in working capital, net of divestitures
Accounts receivable	(174)	(223)
Inventories	(37)	(33)
Prepaid assets	6	(10)
Accounts payable and accrued liabilities	32	130
Other	(14)	(10)
Net cash provided by operating activities	182	231
Cash flows from investing activities:
Purchases of plant assets	(98)	(111)
Purchases of route businesses	(3)	(20)
Sales of route businesses	2	21
Sales of businesses, net of cash divested	368	—
Other	—	10
Net cash provided by (used in) investing activities	269	(100)
Cash flows from financing activities:
Short-term borrowings	2,508	1,710
Short-term repayments	(2,447)	(1,745)
Long-term repayments	(399)	—
Dividends paid	(107)	(107)
Treasury stock issuances	1	—
Payments related to tax withholding for stock-based compensation	(9)	(5)
Payments of debt issuance costs	—	(1)
Net cash used in financing activities	(453)	(148)
Effect of exchange rate changes on cash	(1)	(4)
Net change in cash and cash equivalents	(3)	(21)
Cash and cash equivalents — beginning of period	31	49
Cash and cash equivalents discontinued operations — beginning of period	148	177
Cash and cash equivalents discontinued operations — end of period	(115)	(120)
Cash and cash equivalents — end of period	$61	$85
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at July 29, 2018	323	$12	(22)	$(1,103)	$349	$2,224	$(118)	$9	$1,373
Cumulative effect of changes in accounting principle:
Revenue(1)						(8)			(8)
Stranded tax effects(1)						(9)	9		—
Net earnings (loss)						194		—	194
Other comprehensive income (loss)							(47)	—	(47)
Dividends ($.35 per share)						(106)			(106)
Treasury stock purchased			—	—					—
Treasury stock issued under management incentive and stock option plans			—	19	(10)				9
Balance at October 28, 2018	323	$12	(22)	$(1,084)	$339	$2,295	$(156)	$9	$1,415

Balance at July 28, 2019	323	$12	(22)	$(1,076)	$372	$1,993	$(198)	$9	$1,112
Net earnings (loss)						166		—	166
Other comprehensive income (loss)							72	1	73
Dividends ($.35 per share)						(108)			(108)
Treasury stock purchased			—	—					—
Treasury stock issued under management incentive and stock option plans			1	23	(16)	(1)			6
Balance at October 27, 2019	323	$12	(21)	$(1,053)	$356	$2,050	$(126)	$10	$1,249
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
The financial statements reflect all adjustments which are, in our opinion, necessary for a fair statement of the results of operations, financial position, and cash flows for the indicated periods. The accounting policies we used in preparing these financial statements are substantially consistent with those we applied in our Annual Report on Form 10-K for the year ended July 28, 2019, except as described below and in Note 2.
The results for the period are not necessarily indicative of the results to be expected for other interim periods or the full year. Our fiscal year ends on the Sunday nearest July 31, which is August 2, 2020. There will be 53 weeks in 2020. There were 52 weeks in 2019.
Leases — At the beginning of the first quarter of 2020, we adopted new guidance on accounting for leases. We determine if an agreement is or contains a lease at inception by evaluating if an identified asset exists that we control for a period of time. When a lease exists, we record a right-of-use (ROU) asset and a corresponding lease liability on our Consolidated Balance Sheet. ROU assets represent our right to use an underlying asset for the lease term and the corresponding liabilities represent an obligation to make lease payments during the term. We have elected not to record leases with a term of 12 months or less on our Consolidated Balance Sheet.
ROU assets are recorded on our Consolidated Balance Sheet at lease commencement based on the present value of the corresponding liabilities and are adjusted for any prepayments, lease incentives received, or initial direct costs incurred. To calculate the present value of our lease liabilities, we use a country-specific collateralized incremental borrowing rate based on the lease term at commencement. The measurement of our ROU assets and liabilities includes all fixed payments and any variable payments based on an index or rate.
Our leases generally include options to extend or terminate use of the underlying assets. These options are included in the lease term used to determine ROU assets and corresponding liabilities when we are reasonably certain we will exercise.
Our lease arrangements typically include non-lease components, such as common area maintenance and labor. We account for each lease and any non-lease components associated with that lease as a single lease component for all underlying asset classes with the exception of certain production assets. Accordingly, all costs associated with a lease contract are disclosed as lease costs. This includes any variable payments that are not dependent on an index or a rate and which are expensed as incurred.
Operating leases expense is recognized on a straight-line basis over the lease term with the expense recorded in Cost of products sold, Marketing and selling expenses, or Administrative expenses depending on the nature of the leased item.
For finance leases, the amortization of ROU lease assets is recognized on a straight-line basis over the shorter of the estimated useful life of the underlying asset or the lease term in Cost of products sold, Marketing and selling expenses, or Administrative expenses depending on the nature of the leased item. Interest expense on finance lease obligations is recorded over the lease term and is recorded in Interest expense (based on a front-loaded interest expense pattern).
All operating lease cash payments and interest on finance leases are recorded within Net cash provided by operating activities and all finance lease principal payments are recorded within Net cash used in financing activities in our Consolidated Statements of Cash Flows.
See Notes 2 and 11 for additional information.
2. Recent Accounting Pronouncements
Recently Adopted
In May 2014, the Financial Accounting Standards Board (FASB) issued revised guidance on the recognition of revenue from contracts with customers. We adopted the guidance in the first quarter of 2019, effective on July 30, 2018, using the modified retrospective method and recorded a cumulative effect adjustment of $8, net of tax, to decrease the opening balance of Earnings retained in the business, an increase of $10 to Accrued liabilities, an increase of $1 to Accounts payable, a decrease of $2 to Deferred taxes and an increase of $1 to Other assets.

In February 2016, the FASB issued guidance that amends accounting for leases. Under the new guidance, a lessee will recognize most leases on the balance sheet but will recognize expenses similar to current lease accounting. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. In July 2018, the FASB issued an adoption approach that allows entities to apply the new guidance and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods. We adopted the new guidance at the beginning of 2020 using this transition method. We elected to apply a package of practical expedients, which allowed us to not reassess prior conclusions related to contracts containing leases, lease classification, and initial direct costs. Adoption of the new guidance resulted in the recognition of operating lease ROU assets of $259 and operating lease liabilities of $254, with the difference between the assets and liabilities primarily due to below market assets, deferred rent and prepaid rent. In addition, we derecognized $20 of an asset and liability associated with a build-to-suit lease arrangement. The adoption did not have a material impact on consolidated net earnings or cash flows. See Note 11 for additional information.
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
In August 2017, the FASB issued guidance that amends hedge accounting. Under the new guidance, more hedging strategies will be eligible for hedge accounting and the application of hedge accounting is simplified. The new guidance amends presentation and disclosure requirements, and how effectiveness is assessed. In October 2018, the FASB issued guidance which permits an entity to designate the overnight index swap rate based on the Secured Overnight Financing Rate Fed Funds as a benchmark interest rate in a hedge accounting relationship. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. We adopted the new guidance at the beginning of the first quarter of 2020. The adoption did not have a material impact on our consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
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

3. Divestitures
Discontinued Operations
On February 25, 2019, we sold our U.S. refrigerated soup business, and on April 25, 2019, we sold our Garden Fresh Gourmet business. Proceeds were approximately $55, subject to customary purchase price adjustments. On June 16, 2019, we sold our Bolthouse Farms business. Proceeds were approximately $500, subject to customary purchase price adjustments. Beginning in the third quarter of 2019, we have reflected the results of these businesses as discontinued operations in the Consolidated Statements of Earnings for all periods presented. These businesses were historically included in the Campbell Fresh reportable segment.
We completed the sale of our Kelsen business on September 23, 2019, for $322, subject to customary purchase price adjustments. We also signed a definitive agreement on August 1, 2019, for the sale of our Arnott’s business and certain other international operations, including the simple meals and shelf-stable beverages businesses in Australia and Asia Pacific (the Arnott's and other international operations), for $2,200, subject to customary purchase price adjustments. We expect to complete the sale in the second quarter of 2020. Beginning in the fourth quarter of 2019, we have reflected the results of operations of the Kelsen business and the Arnott’s and other international operations (collectively referred to as Campbell International) as discontinued operations in the Consolidated Statements of Earnings for all periods presented. These businesses were historically included in the Snacks reportable segment.
Results of discontinued operations were as follows:

	Three Months Ended
	Campbell International		Campbell Fresh
	October 27, 2019	October 28, 2018	October 28, 2018
Net sales	$223	$266	$226

Impairment charges	$—	$—	$14

Earnings (loss) before taxes from operations	$37	$35	$(12)
Taxes on earnings (loss) from operations	13	10	(3)
Loss on sale of business / costs associated with selling the businesses	(51)	(1)	(1)
Tax benefit on loss of sale / costs associated with selling the businesses	(24)	—	—
Earnings (loss) from discontinued operations	$(3)	$24	$(10)
In the first quarter of 2019, we recorded an impairment charge of $14 on the U.S. refrigerated soup plant assets in Campbell Fresh.
We provide certain transition services to support the divested businesses.
The assets and liabilities of the Arnott's and other international operations have been reflected as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of October 27, 2019. The assets and liabilities of Campbell International have been reflected as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of July 28, 2019. The assets and liabilities were as follows:

	October 27, 2019	July 28, 2019
Cash and cash equivalents	$115	$148
Accounts receivable, net	101	135
Inventories	92	135
Other current assets	7	10
Current assets	$315	$428

Plant assets, net of depreciation	309	340
Goodwill	585	661
Other intangible assets, net of amortization	9	135
Other assets	41	31
Total assets	$1,259	$1,595

	October 27, 2019	July 28, 2019
Short-term borrowings	$—	$232
Payable to suppliers and others	82	109
Accrued liabilities	89	114
Accrued income taxes	12	14
Current liabilities	$183	$469

Long-term debt	7	6
Deferred taxes	—	32
Other liabilities	34	27
Total liabilities	$224	$534
The depreciation and amortization, capital expenditures, sale proceeds and significant noncash operating items of Campbell Fresh and Campbell International were as follows:

	Three Months Ended
	October 27, 2019	October 28, 2018
Cash flows from discontinued operating activities:
Impairment charges	$—	$14
Depreciation and amortization(1)	—	27
Loss on sale of discontinued operations business	40	—

Cash flows from discontinued investing activities:
Capital expenditures	$21	$22
Sales of discontinued operations business, net of cash divested	297	—
_______________________________________________
(1)Depreciation and amortization are no longer recognized once businesses are classified as held for sale/discontinued operations.
Other Divestitures
On October 11, 2019, we completed the sale of our European chips business for £63, or $77, subject to customary purchase price adjustments. The European chips business had net sales of $25 and $28 in the three-month periods ended October 27, 2019, and October 28, 2018, respectively. Earnings were not material in either period. The results of the European chips business through the date of sale were reflected in continuing operations within the Snacks reportable segment. The pre-tax loss recognized in the quarter on the sale was $64, which included the impact of allocated goodwill and foreign currency translation adjustments.

4. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

	Foreign Currency Translation Adjustments(1)	Gains (Losses) on Cash Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at July 29, 2018	$(154)	$(4)	$40	$(118)
Cumulative effect of a change in accounting principle(4)	2	(3)	10	9
Other comprehensive income (loss) before reclassifications	(43)	—	—	(43)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	(5)	(4)
Net current-period other comprehensive income (loss)	(43)	1	(5)	(47)
Balance at October 28, 2018	$(195)	$(6)	$45	$(156)

Balance at July 28, 2019	$(218)	$(9)	$29	$(198)
Other comprehensive income (loss) before reclassifications	(5)	—	—	(5)
Amounts reclassified from accumulated other comprehensive income (loss)(5)	82	1	(6)	77
Net current-period other comprehensive income (loss)	77	1	(6)	72
Balance at October 27, 2019	$(141)	$(8)	$23	$(126)
_____________________________________
(1)Included a tax expense of $4 as of October 27, 2019, July 28, 2019, October 28, 2018, and $6 as of July 29, 2018.
(2)Included a tax benefit of $1 as of October 27, 2019, $2 as of July 28, 2019, $1 as of October 28, 2018, and $4 as of July 29, 2018.
(3)Included a tax expense of $7 as of October 27, 2019, $8 as of July 28, 2019, $13 as of October 28, 2018, and $25 as of July 29, 2018.
(4)Reflects the adoption of the FASB guidance on stranded tax effects. See Note 2 for additional information.
(5)Reflects amounts reclassified from sale of businesses. See Note 3 for additional information.
Amounts related to noncontrolling interests were not material.

The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	October 27, 2019	October 28, 2018	Location of (Gain) Loss Recognized in Earnings
Foreign currency translation adjustments:
Currency translation (gains) losses realized upon disposal of businesses	$23	$—	Other expenses / (income)
Currency translation (gains) losses realized upon disposal of businesses	59	—	Earnings (loss) from discontinued operations
Total before tax	82	—
Tax expense (benefit)	—	—
(Gain) loss, net of tax	$82	$—

(Gains) losses on cash flow hedges:
Foreign exchange forward contracts	$1	$—	Earnings (loss) from discontinued operations
Forward starting interest rate swaps	1	1	Interest expense
Total before tax	2	1
Tax expense (benefit)	(1)	—
(Gain) loss, net of tax	$1	$1

Pension and postretirement benefit adjustments:
Prior service credit	$(7)	$(7)	Other expenses / (income)
Tax expense (benefit)	1	2
(Gain) loss, net of tax	$(6)	$(5)

5. Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill by business segment:

	Meals & Beverages	Snacks	Total
Net balance at July 28, 2019	$977	$3,040	$4,017
Divestiture(1)	—	(34)	(34)
Foreign currency translation adjustment	1	4	5
Net balance at October 27, 2019	$978	$3,010	$3,988
______________________________________________________
(1)On October 11, 2019, we completed the sale of our European chips business. See Note 3 for additional information.

Intangible Assets
The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

				October 27, 2019			July 28, 2019
Intangible Assets	Estimated Useful Lives			Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships	10	to	22	$851	$(79)	$772	$855	$(70)	$785
Other	1.5	to	20	14	(14)	—	14	(13)	1
Total amortizable intangible assets				$865	$(93)	$772	$869	$(83)	$786
Non-amortizable intangible assets
Trademarks						2,611			2,629
Total net intangible assets						$3,383			$3,415
Non-amortizable intangible assets consist of trademarks. As of October 27, 2019, trademarks primarily included $1,978 associated with Snyder's-Lance, $280 associated with Pacific Foods and $292 related to Pace. Other amortizable intangible assets consist of recipes, non-compete agreements, trademarks, and patents.
Amortization of intangible assets in Earnings from continuing operations was $11 for the three-month periods ended October 27, 2019, and October 28, 2018, respectively. Amortization expense for the next 5 years is estimated to be $45 in 2020 and $44 in 2021 through 2024.
Amortization of intangible assets in Earnings (loss) from discontinued operations was $4 for the three-month period ended October 28, 2018. See Note 3 for additional information on discontinued operations.
6. Segment Information
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
As discussed in Note 3, we sold our businesses in Campbell Fresh during 2019. Beginning in the third quarter of 2019, we have reflected the results of these businesses as discontinued operations in the Consolidated Statements of Earnings for all periods presented. Prior periods have been adjusted to conform to the current presentation. A portion of the U.S. refrigerated soup business historically included in Campbell Fresh was retained, and is reported as part of foodservice in Meals & Beverages.
Within our international biscuits and snacks operating segment, we signed a definitive agreement for the sale of our Kelsen business on July 12, 2019, and completed the sale on September 23, 2019. We also signed a definitive agreement on August 1, 2019 for the sale of the Arnott’s and other international operations. Beginning in the fourth quarter of 2019, we have reflected the results of operations of the Kelsen business and the Arnott’s and other international operations, or Campbell International, as discontinued operations in the Consolidated Statements of Earnings for all periods presented.
Our reportable segments are as follows:
•Meals & Beverages, which includes the retail and foodservice businesses in the U.S. and Canada. The segment includes the following products: Campbell’s condensed and ready-to-serve soups; Swanson broth and stocks; Pacific Foods broth, soups, non-dairy beverages and other simple meals; Prego pasta sauces; Pace Mexican sauces; Campbell’s gravies, pasta, beans and dinner sauces; Swanson canned poultry; Plum baby food and snacks; V8 juices and beverages; and Campbell’s tomato juice; and
•Snacks, which consists of Pepperidge Farm cookies, crackers, fresh bakery and frozen products in U.S. retail, including Milano cookies and Goldfish crackers; and Snyder’s of Hanover pretzels, Lance sandwich crackers, Cape Cod and Kettle Brand potato chips, Late July snacks, Snack Factory Pretzel Crisps, Pop Secret popcorn, Emerald nuts, and other snacking products in the U.S. and Canada. The segment includes the retail business in Latin America. The segment also includes the results of our European chips business, which was sold on October 11, 2019.

Through the fourth quarter of 2019, our retail business in Latin America was managed as part of the Meals & Beverages segment, Beginning in 2020, it is managed as part of the Snacks segment. Segment results have been adjusted retrospectively to reflect this change.
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

	Three Months Ended
	October 27, 2019	October 28, 2018
Net sales
Meals & Beverages	$1,194	$1,229
Snacks	989	973
Total	$2,183	$2,202

	Three Months Ended
	October 27, 2019	October 28, 2018
Earnings before interest and taxes
Meals & Beverages	$282	$290
Snacks	125	125
Corporate(1)	(87)	(71)
Restructuring charges(2)	(3)	(18)
Total	$317	$326
_______________________________________
(1)Represents unallocated items, including the loss on the sale of our European chips business of $64 in the three-month period ended October 27, 2019, and costs related to the cost savings initiatives of $8 and $27 in the three-month periods ended October 27, 2019, and October 28, 2018, respectively.
(2)See Note 7 for additional information.
Our net sales based on product categories are as follows:

	Three Months Ended
	October 27, 2019	October 28, 2018
Net sales
Soup	$708	$735
Snacks	1,010	992
Other simple meals	283	287
Beverages	182	188
Total	$2,183	$2,202
Soup includes various soup, broths and stock products. Snacks include cookies, pretzels, crackers, popcorn, nuts, potato chips, tortilla chips and other salty snacks and baked products. Other simple meals include sauces and Plum products.
7. Restructuring Charges and Cost Savings Initiatives
Multi-year Cost Savings Initiatives and Snyder's-Lance Cost Transformation Program and Integration
Beginning in fiscal 2015, we implemented initiatives to reduce costs and to streamline our organizational structure.

In recent years, we expanded these initiatives by further optimizing our supply chain and manufacturing networks, including closing our manufacturing facility in Toronto, Ontario, as well as our information technology infrastructure. We will continue to streamline our organization and expand our zero-based budgeting efforts.
On March 26, 2018, we completed the acquisition of Snyder's-Lance. Prior to the acquisition, Snyder's-Lance launched a cost transformation program following a comprehensive review of its operations with the goal of significantly improving its financial performance. We continue to implement this program. In addition, we have identified opportunities for additional cost synergies as we integrate Snyder's-Lance.
Cost estimates, as well as timing for certain activities, are continuing to be developed.
A summary of the pre-tax charges recorded in Earnings from continuing operations related to these initiatives is as follows:

	Three Months Ended
	October 27, 2019	October 28, 2018	Recognized as of October 27, 2019
Restructuring charges	$3	$18	$232
Administrative expenses	8	13	271
Cost of products sold	—	12	67
Marketing and selling expenses	—	2	10
Research and development expenses	—	—	3
Total pre-tax charges	$11	$45	$583
A summary of the pre-tax charges recorded in Earnings (loss) from discontinued operations is as follows:

	Three Months Ended
	October 27, 2019	October 28, 2018	Recognized as of October 27, 2019(1)
Total pre-tax charges	$—	$1	$23
_______________________________________
(1)Includes $19 of severance pay and benefits and $4 of implementation costs and other related costs.
As of April 28, 2019, we incurred substantially all of the costs for actions associated with discontinued operations. All of the costs were cash expenditures.
A summary of the pre-tax costs in Earnings from continuing operations associated with the initiatives is as follows:

Recognized as of October 27, 2019
Severance pay and benefits	$208
Asset impairment/accelerated depreciation	63
Implementation costs and other related costs	312
Total	$583
The total estimated pre-tax costs for actions associated with continuing operations that have been identified are approximately $635 to $670 and we expect to incur the costs through 2021. This estimate will be updated as costs for the expanded initiatives are developed.
We expect the costs for actions associated with continuing operations that have been identified to date to consist of the following: approximately $210 to $215 in severance pay and benefits; approximately $65 in asset impairment and accelerated depreciation; and approximately $360 to $390 in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 34%; Snacks - approximately 41%; and Corporate - approximately 25%.
Of the aggregate $635 to $670 of pre-tax costs associated with continuing operations identified to date, we expect approximately $560 to $595 will be cash expenditures. In addition, we expect to invest approximately $390 in capital expenditures through 2021, of which we invested approximately $265 as of October 27, 2019. The capital expenditures primarily relate to the U.S. warehouse optimization project, implementation of an SAP enterprise-resource planning system for Snyder's-Lance, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, optimization of information technology infrastructure and applications, insourcing of manufacturing for certain simple meal products, and optimization of the Snyder’s-Lance warehouse and distribution network.

A summary of the restructuring activity and related reserves associated with continuing operations at October 27, 2019, is as follows:

	Severance Pay and Benefits	Implementation Costs and Other Related Costs(3)	Total Charges
Accrued balance at July 28, 2019(1)	$37
2020 charges	3	8	$11
2020 cash payments	(9)
Accrued balance at October 27, 2019(2)	$31
_______________________________________
(1)  Includes $8 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.
(2) Includes $6 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.
(3) Includes other costs recognized as incurred that are not reflected in the restructuring reserve in the Consolidated Balance Sheet. The costs are included in Administrative expenses in the Consolidated Statements of Earnings.
Restructuring reserves included in Current liabilities of discontinued operations were $1 at October 27, 2019 and July 28, 2019.
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs in Earnings from continuing operations associated with segments is as follows:

	October 27, 2019
	Three Months Ended	Costs Incurred to Date
Meals & Beverages	$2	$213
Snacks	9	210
Corporate	—	160
Total	$11	$583

8. Earnings per Share (EPS)
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. The earnings per share calculation for the three-month period ended October 27, 2019, excludes approximately 1 million stock options that would have been antidilutive. The earnings per share calculation for the three-month period ended October 28, 2018, excludes approximately 2 million stock options that would have been antidilutive.
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

10. Pension and Postretirement Benefits
Components of net benefit expense (income) were as follows:

	Three Months Ended
	Pension		Postretirement
	October 27, 2019	October 28, 2018	October 27, 2019	October 28, 2018
Service cost	$5	$5	$—	$—
Interest cost	17	21	2	2
Expected return on plan assets	(34)	(36)	—	—
Amortization of prior service cost	—	—	(7)	(7)
Settlement gain	(1)	—	—	—
Net periodic benefit expense (income)	$(13)	$(10)	$(5)	$(5)
The components of net periodic benefit expense (income) other than the service cost component associated with continuing operations are included in Other expenses / (income) in the Consolidated Statements of Earnings.
The settlement gain of $1 resulted from the level of lump sum distributions associated with a Canadian pension plan.
Net periodic pension benefit expense (income) associated with discontinued operations was not material for the three-month periods ended October 27, 2019, and October 28, 2018.
11. Leases
We lease warehouse and distribution facilities, office space, manufacturing facilities, equipment and vehicles, primarily through operating leases.
Leases recorded on our Consolidated Balance Sheet have remaining terms primarily from 1 to 16 years.
Our fleet leases generally include residual value guarantees that are assessed at lease inception in determining ROU assets and corresponding liabilities. No other significant restrictions or covenants are included in our leases.
The components of lease costs were as follows:

Three Months Ended
October 27, 2019
Operating lease cost	$19
Short-term lease cost	10
Variable lease cost(1)	43
Total	$72
__________________________________________
(1)Includes labor and other overhead included in our service contracts with embedded leases.
Total lease cost includes $2 related to discontinued operations.

The following table summarizes the lease amounts recorded in the Consolidated Balance Sheet:

	October 27, 2019
	Operating	Finance
Assets
Plant assets, net of depreciation	$—	$2
Other assets	270	—
Noncurrent assets of discontinued operations	13	6
Total lease assets	$283	$8

Liabilities
Short-term borrowings	$—	$1
Accrued liabilities	64	—
Current liabilities of discontinued operations	5	—
Long-term debt	—	2
Other liabilities	199	—
Noncurrent liabilities of discontinued operations	9	7
Total lease liabilities	$277	$10

Weighted-average lease terms and discount rates were as follows:

	October 27, 2019
	Operating	Finance
Weighted-average remaining term in years	6.7	8.7
Weighted-average discount rate	2.6%	4.1%

Future minimum lease payments were as follows:

	October 27, 2019				July 28, 2019
	New Guidance				Previous Guidance
	Continuing		Discontinued		Continuing	Discontinued
	Operating	Finance	Operating	Finance	Operating	Operating
2020	$54	$—	$4	$1	$61	$7
2021	60	1	4	1	48	6
2022	40	2	3	1	36	4
2023	29	—	2	1	26	3
2024	22	—	1	1	20	1
Thereafter	88	—	—	5	88	—
Total future undiscounted lease payments	293	3	14	10	$279	$21
Less imputed interest	30	—	—	3
Total reported lease liability	$263	$3	$14	$7
In 2020, we expect to record an operating lease liability of $12 for a 7-year lease that has not yet commenced and is not included in the future minimum lease payments table.

Supplemental cash flow and other information related to leases was as follows:

Three Months Ended
October 27, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19
Operating cash flows from finance leases	$—
Financing cash flows from finance leases	$—

ROU assets obtained in exchange for lease obligations:
Operating leases	$46
Finance leases	$—
ROU assets divested with businesses sold:
Operating leases	$6
Lease liabilities derecognized upon adoption:
Build-to-suit lease commitment	$20

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
Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We did not have credit-risk-related contingent features in our derivative instruments as of October 27, 2019, or July 28, 2019.
We are also exposed to credit risk from our customers. During 2019, our largest customer accounted for approximately 20% of consolidated net sales from continuing operations. Our five largest customers accounted for approximately 43% of our consolidated net sales from continuing operations in 2019.
We closely monitor credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk related to our international operations, including non-functional currency intercompany debt and net investments in subsidiaries. We are also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. Principal currencies hedged include the Canadian dollar, Australian dollar and U.S. dollar. We utilize foreign exchange forward purchase and sale contracts, as well as cross-currency swaps, to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. To hedge currency exposures related to intercompany debt, we enter into foreign exchange forward purchase and sale contracts, as well as cross-currency swap contracts, for periods consistent with the underlying debt. The notional amount of foreign exchange forward contracts accounted for as cash-flow hedges was $98 at October 27, 2019, and $146 at July 28, 2019. Of these amounts, $33 at October 27, 2019, and $80 at July 28, 2019 relate to discontinued operations. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings on the same line item and the same period in which the underlying hedged transaction affects earnings. The notional amount of foreign exchange forward contracts that are not designated as accounting hedges was $200 and $177 at October 27, 2019, and July 28, 2019, respectively. Of these amounts, $4 at October 27, 2019, and $3 at July 28, 2019, relate to discontinued operations. There were no cross-currency swap contracts outstanding as of October 27, 2019, or July 28, 2019.

Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. We manage our exposure to interest rate volatility on future debt issuances by entering into forward starting interest rate swaps or treasury rate lock contracts to lock in the rate on the interest payments related to the anticipated debt issuances. The contracts are either designated as cash-flow hedging instruments or are undesignated. The effective portion of the changes in fair value on designated instruments is recorded in other comprehensive income (loss) and reclassified into the Consolidated Statements of Earnings over the life of the debt. The change in fair value on undesignated instruments is recorded in interest expense. There were no forward starting interest rate swaps or treasury rate lock contracts outstanding as of October 27, 2019, or July 28, 2019.
Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, diesel fuel, soybean oil, natural gas, aluminum, cocoa, corn, soybean meal, butter, and cheese, which impact the cost of raw materials. Commodity futures, options, and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. There were no commodity contracts accounted for as cash-flow hedges as of October 27, 2019, or July 28, 2019. The notional amount of commodity contracts not designated as accounting hedges was $181 at October 27, 2019, and $183 at July 28, 2019. Of these amounts, $6 at October 27, 2019, and $3 at July 28, 2019, relate to discontinued operations.
In 2017, we entered into a supply contract under which prices for certain raw materials are established based on anticipated volume requirements over a twelve-month period. Certain prices under the contract are based in part on certain component parts of the raw materials that are in excess of our needs or not required for our operations, thereby creating an embedded derivative requiring bifurcation. We net settle amounts due under the contract with our counterparty. The notional value was approximately $10 as of October 27, 2019, and $27 as of July 28, 2019. The fair value was not material as of October 27, 2019, and July 28, 2019. Unrealized gains (losses) and settlements are included in Cost of products sold in our Consolidated Statements of Earnings.
Equity Price Risk
We enter into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of our capital stock, the total return of the Vanguard Institutional Index Institutional Plus Shares, and the total return of the Vanguard Total International Stock Index. Under these contracts, we pay variable interest rates and receive from the counterparty either: the total return on our capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index Institutional Plus Shares; or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index. These contracts were not designated as hedges for accounting purposes. We enter into these contracts for periods typically not exceeding 12 months. The notional amounts of the contracts were $31 as of October 27, 2019, and July 28, 2019.
The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of October 27, 2019, and July 28, 2019:

	Balance Sheet Classification	October 27, 2019	July 28, 2019
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Current assets of discontinued operations	$1	$—
Total derivatives designated as hedges		$1	$—
Derivatives not designated as hedges:
Commodity derivative contracts	Other current assets	$5	$3
Deferred compensation derivative contracts	Other current assets	—	1
Foreign exchange forward contracts	Other current assets	—	1
Commodity derivative contracts	Other assets	1	—
Total derivatives not designated as hedges		$6	$5
Total asset derivatives		$7	$5

	Balance Sheet Classification	October 27, 2019	July 28, 2019
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$1	$—
Foreign exchange forward contracts	Current liabilities of discontinued operations	—	2
Total derivatives designated as hedges		$1	$2
Derivatives not designated as hedges:
Commodity derivative contracts	Accrued liabilities	$4	$6
Foreign exchange forward contracts	Accrued liabilities	2	2
Total derivatives not designated as hedges		$6	$8
Total liability derivatives		$7	$10
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of October 27, 2019, and July 28, 2019, would be adjusted as detailed in the following table:

	October 27, 2019			July 28, 2019
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$7	$(3)	$4	$5	$(2)	$3
Total liability derivatives	$7	$(3)	$4	$10	$(2)	$8
We are required to maintain cash margin accounts in connection with funding the settlement of open positions for exchange-traded commodity derivative instruments. At October 27, 2019, and July 28, 2019, a cash margin account balance of $3 and $7, respectively, was included in Other current assets in the Consolidated Balance Sheets.
The following tables show the effect of our derivative instruments designated as cash-flow hedges for the three-month periods ended October 27, 2019, and October 28, 2018, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-Flow Hedge OCI Activity
Derivatives Designated as Cash-Flow Hedges		October 27, 2019	October 28, 2018
OCI derivative gain (loss) at beginning of year		$(11)	$(8)
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Earnings (loss) from discontinued operations	1	—
Forward starting interest rate swaps	Interest expense	1	1
OCI derivative gain (loss) at end of quarter		$(9)	$(7)
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a loss of $2. The ineffective portion was not material.

The following table shows the effect of our derivative instruments designated as cash-flow hedges for the three-month periods ended October 27, 2019, and October 28, 2018, in the Consolidated Statements of Earnings:

	October 27, 2019		October 28, 2018
	Earnings (Loss) from Discontinued Operations	Interest Expense	Interest Expense
Consolidated Statements of Earnings:	$(3)	$80	$91

(Gain) loss on Cash Flow Hedges:
Amount of (gain) loss reclassified from OCI to earnings	$1	$1	$1
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	$—	$—	$—
The following table shows the effects of our derivative instruments not designated as hedges for the three-month periods ended October 27, 2019, and October 28, 2018, in the Consolidated Statements of Earnings:

		Amount of (Gain) Loss Recognized in Earnings on Derivatives
Derivatives not Designated as Hedges	Location of (Gain) Loss Recognized in Earnings	October 27, 2019	October 28, 2018
Foreign exchange forward contracts	Other expenses / (income)	$2	$—
Commodity derivative contracts	Cost of products sold	(4)	1
Deferred compensation derivative contracts	Administrative expenses	(1)	3
Total (gain) loss at end of quarter		$(3)	$4

13. Variable Interest Entity
In February 2016, we agreed to make a capital commitment subject to certain qualifications of up to $125 to Acre, a limited partnership formed to make venture capital investments in innovative new companies in food and food-related industries. Acre is managed by its general partner, Acre Ventures GP, LLC, which is independent of us. We are the sole limited partner of Acre and own a 99.8% interest. Our share of earnings (loss) is calculated according to the terms of the partnership agreement. Acre is a VIE. We have determined that we are the primary beneficiary. Therefore, we consolidate Acre and account for the third party ownership as a noncontrolling interest. Through October 27, 2019, we funded $84 of the capital commitment. On August 29, 2018, we provided notice of termination of the investment period and have no obligation to make any further capital contributions to Acre for new investments, but are required to pay obligations made prior to the notice of termination, the management fee and permitted partnership expenses.
Acre elected the fair value option to account for qualifying investments to more appropriately reflect the value of the investments in the financial statements. The investments were $72 and $76 as of October 27, 2019, and July 28, 2019, respectively, and are included in Other assets on the Consolidated Balance Sheets. Changes in the fair values of investments for which the fair value option was elected are included in Other expenses / (income) on the Consolidated Statements of Earnings. Current assets and liabilities of Acre were not material as of October 27, 2019, or July 28, 2019.
14. Fair Value Measurements
We categorize financial assets and liabilities based on the following fair value hierarchy:
•Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.
•Level 3: Unobservable inputs, which are valued based on our estimates of assumptions that market participants would use in pricing the asset or liability.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our financial assets and liabilities that are measured at fair value on a recurring basis as of October 27, 2019, and July 28, 2019, consistent with the fair value hierarchy:

	Fair Value as of October 27, 2019	Fair Value Measurements at October 27, 2019 Using Fair Value Hierarchy			Fair Value as of July 28, 2019	Fair Value Measurements at July 28, 2019 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts(1)	$1	$—	$1	$—	$1	$—	$1	$—
Commodity derivative contracts(2)	6	4	2	—	3	2	1	—
Deferred compensation derivative contracts(3)	—	—	—	—	1	—	1	—
Deferred compensation investments(4)	3	3	—	—	4	4	—	—
Fair value option investments(5)	72	—	—	72	76	—	—	76
Total assets at fair value	$82	$7	$3	$72	$85	$6	$3	$76

	Fair Value as of October 27, 2019	Fair Value Measurements at October 27, 2019 Using Fair Value Hierarchy			Fair Value as of July 28, 2019	Fair Value Measurements at July 28, 2019 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange forward contracts(1)	$3	$—	$3	$—	$4	$—	$4	$—
Commodity derivative contracts(2)	4	2	2	—	6	3	3	—
Deferred compensation obligation(4)	101	101	—	—	95	95	—	—
Total liabilities at fair value	$108	$103	$5	$—	$105	$98	$7	$—
___________________________________
(1)Based on observable market transactions of spot currency rates and forward rates.
(2)Based on quoted futures exchanges and on observable prices of futures and options transactions in the marketplace.
(3)Based on LIBOR and equity index swap rates.
(4)Based on the fair value of the participants’ investments.
(5)Primarily represents investments in equity securities that are not readily marketable and are accounted for under the fair value option. The investments were funded by Acre. See Note 13 for additional information. Fair value is based on analyzing recent transactions and transactions of comparable companies, and the discounted cash flow method. In addition, allocation methods, including the option pricing method, are used in distributing fair value among various equity holders according to rights and preferences.

The following table summarizes the changes in fair value of Level 3 investments for the three-month periods ended October 27, 2019, and October 28, 2018:

	Three Months Ended
	October 27, 2019	October 28, 2018
Fair value at beginning of year	$76	$77
Gains (losses)	(4)	(9)
Fair value at end of quarter	$72	$68

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value.
Cash equivalents of discontinued operations of $19 at October 27, 2019, and July 28, 2019, represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of short- and long-term debt of continuing operations was $8,641 at October 27, 2019, and $8,642 at July 28, 2019. The carrying value was $8,337 at October 27, 2019, and $8,474 at July 28, 2019. The fair value and carrying value of short- and long-term debt of discontinued operations was $7 at October 27, 2019, and $238 at July 28, 2019. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.
15. Share Repurchases
In March 2017, the Board authorized a share repurchase program to purchase up to $1,500. The program has no expiration date, but it may be suspended or discontinued at any time. In addition to this publicly announced program, we have a separate Board authorization to purchase shares to offset the impact of dilution from shares issued under our stock compensation plans. We suspended our share repurchases as of the second quarter of 2018. Approximately $1,296 remained available under the March 2017 program as of October 27, 2019.
16. Stock-based Compensation
We provide compensation benefits by issuing stock options, unrestricted stock and restricted stock units (including time-lapse restricted stock units, EPS performance restricted stock units, total shareholder return (TSR) performance restricted stock units, and free cash flow (FCF) performance restricted stock units). In 2020, we issued time-lapse restricted stock units and TSR performance restricted stock units. We have not issued stock options, FCF performance restricted stock units, or EPS performance restricted stock units in 2020.
In determining stock-based compensation expense, we estimate forfeitures expected to occur. Total pre-tax stock-based compensation expense and tax-related benefits recognized in Earnings from continuing operations were as follows:

	Three Months Ended
	October 27, 2019	October 28, 2018
Total pre-tax stock-based compensation expense	$13	$13
Tax-related benefits	$3	$2
Total pre-tax stock-based compensation expense and tax-related benefits recognized in Earnings (loss) from discontinued operations were as follows:

	Three Months Ended
	October 27, 2019	October 28, 2018
Total pre-tax stock-based compensation expense	$1	$1
Tax-related benefits	$—	$1

The following table summarizes stock option activity as of October 27, 2019:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)
Outstanding at July 28, 2019	2,059	$46.17
Granted	—	$—
Exercised	(23)	$39.71
Terminated	(155)	$49.46
Outstanding at October 27, 2019	1,881	$45.98	7.6	$6
Exercisable at October 27, 2019	1,231	$50.04	6.9	$1
The total intrinsic value of options exercised during the three-month period ended October 27, 2019 was not material. No options were exercised during the three-month period ended October 28, 2018. We measure the fair value of stock options using the Black-Scholes option pricing model. The expected term of options granted was based on the weighted average time of vesting and the end of the contractual term. We utilized this simplified method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.
The weighted-average assumptions and grant-date fair value for grants in 2019 were as follows:

2019
Risk-free interest rate	2.79%
Expected dividend yield	3.84%
Expected volatility	25.28%
Expected term	6.1 years
Grant-date fair value	$6.27
We expense stock options on a straight-line basis over the vesting period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of October 27, 2019, total remaining unearned compensation related to nonvested stock options was $2, which will be amortized over the weighted-average remaining service period of 2.1 years.
The following table summarizes time-lapse restricted stock units, EPS performance restricted stock units and FCF performance restricted stock units as of October 27, 2019:

	Units	Weighted-Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 28, 2019	1,960	$40.57
Granted	1,073	$46.79
Vested	(650)	$43.04
Forfeited	(139)	$41.04
Nonvested at October 27, 2019	2,244	$42.80
We determine the fair value of time-lapse restricted stock units and EPS performance restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. We expense EPS performance restricted stock units on a graded-vesting basis, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. There were 23 thousand EPS performance target grants outstanding at October 27, 2019, with a grant-date fair value of $46.82. The actual number of EPS performance restricted stock units issued at the vesting date could be either 0% or 100% of the initial grant, depending on actual performance achieved. We estimate expense based on the number of awards expected to vest.
In 2019, we issued approximately 388 thousand FCF performance restricted stock units for which vesting is contingent upon achievement of free cash flow (defined as Net cash provided by operating activities less capital expenditures and certain investing and financing activities) compared to annual operating plan objectives over a three-year period. An annual objective will be established each fiscal year for three consecutive years. Performance against these objectives will be averaged at the end of the three-year period to determine the number of underlying units that will vest at the end of the three years. The actual number of FCF performance restricted stock units issued at the vesting date could range from 0% to 200% of the initial grant depending on actual performance achieved. The fair value of FCF performance restricted stock units will be based upon the quoted price of our stock at the date of grant. We will expense FCF performance restricted stock units over the requisite service period of each objective. As of October 27, 2019, we have granted 258 thousand of the issued FCF performance restricted stock units, which are included in the table above. There were 199 thousand FCF performance target grants outstanding at October 27, 2019, with a weighted-average grant-date fair value of $42.16.
As of October 27, 2019, total remaining unearned compensation related to nonvested time-lapse restricted stock units, EPS performance restricted stock units and FCF performance restricted units was $65, which will be amortized over the weighted-average remaining service period of 2.0 years. The fair value of restricted stock units vested during the three-month periods ended October 27, 2019, and October 28, 2018, was $30, and $19, respectively. The weighted-average grant-date fair value of the restricted stock units granted during the three-month period ended October 28, 2018 was $36.38.
The following table summarizes TSR performance restricted stock units as of October 27, 2019:

	Units	Weighted-Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 28, 2019	1,308	$37.33
Granted	619	$63.06
Vested	—	$—
Forfeited	(502)	$38.99
Nonvested at October 27, 2019	1,425	$47.92
We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation.
Weighted-average assumptions used in the Monte Carlo simulation were as follows:

	2020	2019
Risk-free interest rate	1.48%	2.80%
Expected dividend yield	2.95%	3.79%
Expected volatility	27.01%	24.50%
Expected term	3 years	3 years
We recognize compensation expense on a straight-line basis over the service period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of October 27, 2019, total remaining unearned compensation related to TSR performance restricted stock units was $41, which will be amortized over the weighted-average remaining service period of 2.3 years. In the first quarter of 2020, recipients of TSR performance restricted stock units earned 0% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 26, 2019. In the first quarter of 2019, recipients of TSR performance restricted stock units earned 0% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 27, 2018. The grant-date fair value of the TSR performance restricted stock units granted during 2019 was $31.29.
The excess tax benefits of $1 in the three-month period ended October 27, 2019, and the excess tax deficiencies of $2 in the three-month period ended October 28, 2018, respectively, on the exercise of stock options and vested restricted stock were presented as cash flows from operating activities. Cash received from the exercise of stock options was $1 for the three-month period ended October 27, 2019, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
17. Commitments and Contingencies
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
On January 7, 2019, three purported shareholder class action lawsuits pending in the United States District Court for the District of New Jersey were consolidated under the caption, In re Campbell Soup Company Securities Litigation, Civ. No. 1:18-cv-14385-NLH-JS (the Action). Oklahoma Firefighters Pension and Retirement System was appointed lead plaintiff in the Action and, on March 1, 2019, filed an amended consolidated complaint. The company, Denise Morrison (the company's former President and Chief Executive Officer), and Anthony DiSilvestro (the company's former Senior Vice President and Chief Financial Officer) are defendants in the Action. The consolidated complaint alleges that, in public statements between July 19, 2017 and May 17, 2018, the defendants made materially false and misleading statements and/or omitted material information about the company's business, operations, customer relationships, and prospects, specifically with regard to the Campbell Fresh segment. The consolidated complaint seeks unspecified monetary damages and other relief. On April 30, 2019, the defendants filed a motion to dismiss the consolidated complaint. We are vigorously defending against the Action.
We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated as of October 27, 2019. While the potential future charges could be material in a particular quarter or annual period, based on information currently known by us, we do not believe any such charges are likely to have a material adverse effect on our consolidated results of operations or financial condition.
18. Supplemental Financial Statement Data

Balance Sheets	October 27, 2019	July 28, 2019
Inventories
Raw materials, containers and supplies	$328	$271
Finished products	559	592
	$887	$863

	Three Months Ended
Statements of Earnings	October 27, 2019	October 28, 2018
Other expenses / (income)
Amortization of intangible assets	$11	$11
Net periodic benefit income other than the service cost	(23)	(20)
Investment losses	4	9
Loss on sale of business(1)	64	—
	$56	$—
____________________________
(1)See Note 3 for additional information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
This Management's Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements in "Part I - Item 1. Financial Statements," and our Form 10-K for the year ended July 28, 2019, including but not limited to "Part I - Item 1A. Risk Factors" and "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."
Executive Summary
Unless otherwise stated, the terms "we," "us," "our" and the "company" refer to Campbell Soup Company and its consolidated subsidiaries.
We are a manufacturer and marketer of high-quality, branded food and beverage products. We operate in a highly competitive industry and experience competition in all of our categories.
In 2019, we sold our U.S. refrigerated soup business, our Garden Fresh Gourmet business and our Bolthouse Farms business. We have reflected the results of operations of these businesses as discontinued operations in the Consolidated Statements of Earnings. These businesses were historically included in the Campbell Fresh reportable segment. A portion of the U.S. refrigerated soup business historically included in Campbell Fresh was retained, and is reported in Meals & Beverages.
We completed the sale of our Kelsen business on September 23, 2019, for $322 million, subject to customary purchase price adjustments. We also signed a definitive agreement on August 1, 2019, for the sale of our Arnott’s business and certain other international operations, including the simple meals and shelf-stable beverages businesses in Australia and Asia Pacific (the Arnott's and other international operations), for $2.2 billion, subject to customary purchase price adjustments. We expect to complete the sale in the second quarter of 2020. We have reflected the results of operations of the Kelsen business and the Arnott’s and other international operations (collectively referred to as Campbell International) as discontinued operations in the Consolidated Statements of Earnings. These businesses were historically included in the Snacks reportable segment.
In addition, on October 11, 2019, we completed the sale of our European chips business for £63 million, or $77 million. The results of the business through the date of sale were reflected in continuing operations within the Snacks reportable segment. See Notes 3 and 6 to the Consolidated Financial Statements for additional information on these recently completed and pending divestitures and reportable segments.
We used the net proceeds from the businesses we sold to reduce our debt and expect to use the net proceeds from the sale of the Arnott's and other international operations to further reduce debt.
Through the fourth quarter of 2019, our simple meals and shelf-stable beverages business in Latin America was managed as part of the Meals & Beverages segment. Beginning in 2020, our business in Latin America is managed as part of the Snacks segment. Segment results have been adjusted to conform to the current presentation.
Summary of Results
As noted above, in 2019, we reflected the results of operations of Campbell Fresh and Campbell International as discontinued operations in the Consolidated Statements of Earnings for all periods presented.
This Summary of Results provides significant highlights from the discussion and analysis that follows.
•Net sales decreased 1% in 2020 to $2.183 billion, primarily due to declines in Meals & Beverages partially offset by gains in Snacks.
•Interest expense decreased to $80 million in 2020 from $91 million, primarily due to lower levels of debt as we used the net proceeds from the divestitures to reduce debt.
•Earnings from continuing operations per share were $.56 in 2020, compared to $.60 a year ago. The current and prior year included expenses of $.22 and $.11 per share, respectively, from items impacting comparability as discussed below.
•Loss from discontinued operations per share was $.01 in the 2020, compared to Earnings per share of $.05 a year ago. The current and prior year included expenses of $.09 and $.04 per share, respectively, from items impacting comparability as discussed below.
•Cash flows from operations were $182 million in 2020, compared to $231 million in 2019. The decline was primarily due to changes in working capital.

Net Earnings attributable to Campbell Soup Company
The following items impacted the comparability of net earnings and net earnings per share:
Continuing Operations
•We implemented several cost savings initiatives in recent years. In the first quarter of 2020, we recorded a pre-tax restructuring charge of $3 million and implementation costs and other related costs of $8 million in Administrative expenses (aggregate impact of $8 million after tax, or $.03 per share) related to these initiatives. In the first quarter of 2019, we recorded a pre-tax restructuring charge of $18 million and implementation costs and other related costs of $13 million in Administrative expenses, $12 million in Cost of products sold, and $2 million in Marketing and selling expenses (aggregate impact of $34 million after tax, or $.11 per share) related to these initiatives. See Note 7 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information; and
•In the first quarter of 2020, we recorded a loss in Other expenses / (income) of $64 million ($60 million after tax, or $.20 per share) on the sale of our European chips business.
Discontinued Operations
•In the first quarter of 2020, we incurred pre-tax charges of $51 million ($27 million after tax, or $.09 per share) associated with the the sale of the Kelsen business and the planned divestiture of the Arnott's and other international operations;
•In the first quarter of 2019, we recorded a pre-tax and after-tax restructuring charge of $1 million related to the cost savings initiatives. See Note 7 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information; and
•In the first quarter of 2019, we recorded a non-cash impairment charge of $14 million ($11 million after tax, or $.04 per share) on our U.S. refrigerated soup plant assets.

The items impacting comparability are summarized below:

	Three Months Ended
	October 27, 2019		October 28, 2018
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations attributable to Campbell Soup Company	$169	$.56	$180	$.60
Earnings (loss) from discontinued operations	$(3)	$(.01)	$14	$.05
Net earnings attributable to Campbell Soup Company(1)	$166	$.55	$194	$.64

Continuing operations:
Restructuring charges, implementation costs and other related costs	$(8)	$(.03)	$(34)	$(.11)
Charges associated with divestiture	(60)	(.20)	—	—
Impact of items on Earnings from continuing operations(1)	$(68)	$(.22)	$(34)	$(.11)

Discontinued operations:
Charges associated with divestitures	$(27)	$(.09)	$—	$—
Restructuring charges, implementation costs and other related costs	—	—	(1)	—
Impairment charges	—	—	(11)	(.04)
Impact of items on Earnings (loss) from discontinued operations	$(27)	$(.09)	$(12)	$(.04)
__________________________________________
(1)Sum of the individual amounts may not add due to rounding.
Earnings from continuing operations were $169 million ($.56 per share) in 2020, compared to $180 million ($.60 per share) in 2019. After adjusting for items impacting comparability, earnings from continuing operations increased reflecting lower interest expense, lower administrative expenses, higher other income and an improved gross profit performance, partially offset by lower sales.
See "Discontinued Operations" for additional information.

DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

(Millions)	October 27, 2019	October 28, 2018	% Change
Meals & Beverages	$1,194	$1,229	(3)
Snacks	989	973	2
	$2,183	$2,202	(1)

An analysis of percent change of net sales by reportable segment follows:

2020 versus 2019	Meals & Beverages	Snacks	Total(2)
Volume and Mix	(2)%	3%	—%
Price and Sales Allowances	1	—	1
Increased Promotional Spending(1)	(2)	(1)	(1)
	(3)%	2%	(1)%
__________________________________________
(1)Represents revenue reductions from trade promotion and consumer coupon redemption programs.
(2)Sum of the individual amounts does not add due to rounding.
In Meals & Beverages, sales decreased 3% primarily due to declines in U.S. soup as well as foodservice driven by the loss of a refrigerated soup contract, partially offset by gains in Prego pasta sauces. Sales of U.S. soup decreased 3% due to declines in broth and condensed soups, which were negatively impacted by movements in retailer inventory levels related to the timing of the Thanksgiving holiday. Sales of ready-to-serve soups were comparable to the prior year.
In Snacks, sales increased 2% reflecting gains in Goldfish crackers, fresh bakery products and Pepperidge Farm cookies, as well as gains in Cape Cod and Kettle Brand potato chips, partially offset by declines in partner brands within the Snyder's-Lance portfolio. Partner brands, which consist of third-party branded products that we sell, declined as we continued our planned prioritization of select partners to reduce complexity and improve execution.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $12 million in 2020 from 2019. As a percent of sales, gross profit was 33.8% in 2020, 33.0% in 2019.
The 0.8 percentage-point increase in gross profit percentage was due to the following factors:

Margin Impact
Productivity improvements	1.3
Price and sales allowances	0.5
Lower restructuring-related costs	0.5
Mix	0.1
Cost inflation, supply chain costs and other factors(1)	(0.8)
Higher level of promotional spending	(0.8)
0.8%
__________________________________________
(1)Includes a positive margin impact of 0.9 from cost savings initiatives, which was more than offset by cost inflation and other factors.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 9.4% in 2020 compared to 9.6% in 2019. Marketing and selling expenses decreased 2% in 2020 from 2019. The decrease was primarily due to increased benefits from cost savings initiatives (approximately 7 percentage points), partially offset by higher advertising and consumer promotion expenses (approximately 4 percentage points) and higher costs related to marketing overhead (approximately 1 percentage point). The increase in advertising and consumer promotion expenses was primarily in Snacks, due to increased support of Snyder's-Lance brands.

Administrative Expenses
Administrative expenses as a percent of sales were 6.1% in 2020 compared to 6.7% in 2019. Administrative expenses decreased 9% in 2020 from 2019. The decrease was primarily due to increased benefits from cost savings initiatives (approximately 7 percentage points); lower costs associated with cost savings initiatives (approximately 3 percentage points); and costs associated with the proxy contest in the prior year (approximately 3 percentage points), partially offset by higher general administrative costs and inflation (approximately 4 percentage points).
Other Expenses / (Income)
Other expenses increased $56 million in 2020 compared to 2019. The increase was primarily due to a loss of $64 million on the sale of the European chips business, partially offset by lower investment losses of $5 million and higher net periodic benefit income of $3 million.
Operating Earnings
Segment operating earnings decreased 2% in 2020 from 2019.
An analysis of operating earnings by segment follows:

(Millions)	October 27, 2019	October 28, 2018	% Change
Meals & Beverages	$282	$290	(3)
Snacks	125	125	—
	407	415	(2)
Corporate	(87)	(71)
Restructuring charges(1)	(3)	(18)
Earnings before interest and taxes	$317	$326
__________________________________________
(1)See Note 8 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals & Beverages decreased 3%. The decrease was primarily due to cost inflation and sales declines, partly offset by the benefits of cost savings initiatives and supply chain productivity programs.
Operating earnings from Snacks were comparable with prior year as the benefits of cost savings initiatives and supply chain productivity programs, were offset by cost inflation and increased marketing support.
Corporate in 2020 included a loss of $64 million from the sale of the European chips business and costs of $8 million related to costs savings initiatives. Corporate in 2019 included costs of $27 million related to cost savings initiatives. Excluding these amounts, the remaining decrease in expenses primarily reflects gains on open commodity contracts, lower losses on investments, lapping costs in the prior year related to the 2019 proxy contest, and higher pension and postretirement benefit income.
Interest Expense
Interest expense decreased to $80 million in 2020 from $91 million in 2019. The decrease in interest expense was due to lower levels of debt as we used the net proceeds from the businesses sold to reduce debt.
Taxes on Earnings
The effective tax rate was 28.7% in 2020 and 23.7% in 2019. The effective tax rate increased in 2020 as we recognized a $4 million tax benefit on the $64 million loss on the sale of the European chips business.
Restructuring Charges and Cost Savings Initiatives
Multi-year Cost Savings Initiatives and Snyder's-Lance Cost Transformation Program and Integration
Beginning in fiscal 2015, we implemented initiatives to reduce costs and to streamline our organizational structure.
In recent years, we expanded these initiatives by further optimizing our supply chain and manufacturing networks, including closing our manufacturing facility in Toronto, Ontario, as well as our information technology infrastructure. We will continue to streamline our organization and expand our zero-based budgeting efforts.
On March 26, 2018, we completed the acquisition of Snyder's-Lance. Prior to the acquisition, Snyder's-Lance launched a cost transformation program following a comprehensive review of its operations with the goal of significantly improving its financial performance. We continue to implement this program. In addition, we have identified opportunities for additional cost synergies as we integrate Snyder's-Lance.
Cost estimates, as well as timing for certain activities, are continuing to be developed.

A summary of pre-tax charges recorded in Earnings from continuing operations related to these initiatives is as follows:

	Three Months Ended
(Millions, except per share amounts)	October 27, 2019	October 28, 2018	Recognized as of October 27, 2019
Restructuring charges	$3	$18	$232
Administrative expenses	8	13	271
Cost of products sold	—	12	67
Marketing and selling expenses	—	2	10
Research and development expenses	—	—	3
Total pre-tax charges	$11	$45	$583

Aggregate after-tax impact	$8	$34
Per share impact	$.03	$.11
A summary of the pre-tax charges recorded in Earnings (loss) from discontinued operations is as follows:

	Three Months Ended
(Millions)	October 27, 2019	October 28, 2018	Recognized as of October 27, 2019(1)
Total pre-tax charges	$—	$1	$23
_______________________________________
(1)Includes $19 million of severance pay and benefits and $4 million of implementation costs and other related costs.
As of April 28, 2019, we incurred substantially all of the costs for actions associated with discontinued operations. All of the costs were cash expenditures.
A summary of the pre-tax costs in Earnings from continuing operations associated with these initiatives is as follows:

(Millions)	Recognized as of October 27, 2019
Severance pay and benefits	$208
Asset impairment/accelerated depreciation	63
Implementation costs and other related costs	312
Total	$583
The total estimated pre-tax costs for actions associated with continuing operations that have been identified are approximately $635 million to $670 million. This estimate will be updated as costs for the expanded initiatives are developed.
We expect the costs for actions associated with continuing operations that have been identified to date to consist of the following: approximately $210 million to $215 million in severance pay and benefits; approximately $65 million in asset impairment and accelerated depreciation; and approximately $360 million to $390 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 34%; Snacks - approximately 41%; and Corporate - approximately 25%.
Of the aggregate $635 million to $670 million of pre-tax costs associated with continuing operations identified to date, we expect approximately $560 million to $595 million will be cash expenditures. In addition, we expect to invest approximately $390 million in capital expenditures through 2021, of which we invested approximately $265 million as of October 27, 2019. The capital expenditures primarily relate to the U.S. warehouse optimization project, implementation of an SAP enterprise-resource planning system for Snyder's-Lance, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, optimization of information technology infrastructure and applications, insourcing of manufacturing for certain simple meal products, and optimization of the Snyder’s-Lance warehouse and distribution network.
We expect to incur the costs for the actions associated with continuing operations that have been identified to date through 2021 and to fund the costs through cash flows from operations and short-term borrowings.

We expect the initiatives for actions associated with continuing operations that have been identified to date to generate pre-tax savings of $700 million to $710 million in 2020, and once all phases are implemented, to generate annual ongoing savings of approximately $850 million by the end of 2022. In the first quarter of 2020, we generated an additional $45 million of pre-tax savings. The annual pre-tax savings associated with continuing operations generated were as follows:

	Year Ended
(Millions)	July 28, 2019	July 29, 2018	July 30, 2017	July 31, 2016	August 2, 2015
Total pre-tax savings	$560	$395	$325	$215	$85
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
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs in Earnings from continuing operations associated with segments is as follows:

	October 27, 2019
(Millions)	Three Months Ended	Costs Incurred to Date
Meals & Beverages	$2	$213
Snacks	9	210
Corporate	—	160
Total	$11	$583
See Note 7 to the Consolidated Financial Statements for additional information.
Discontinued Operations
On February 25, 2019, we sold our U.S. refrigerated soup business, and on April 25, 2019, we sold our Garden Fresh Gourmet business. Proceeds were approximately $55 million, subject to customary purchase price adjustments. On June 16, 2019, we sold our Bolthouse Farms business. Proceeds were approximately $500 million, subject to customary purchase price adjustments. Beginning in the third quarter of 2019, we have reflected the results of these businesses as discontinued operations in the Consolidated Statements of Earnings for all periods presented. These businesses were historically included in the Campbell Fresh reportable segment.
We completed the sale of our Kelsen business on September 23, 2019, for $322 million, subject to customary purchase price adjustments. We also signed a definitive agreement on August 1, 2019, for the sale of the Arnott’s and other international operations for $2.2 billion, subject to customary purchase price adjustments. We expect to complete the sale in the second quarter of 2020. Beginning in the fourth quarter of 2019, we have reflected the results of operations of the Kelsen business and the Arnott’s and other international operations, or Campbell International, as discontinued operations in the Consolidated Statements of Earnings for all periods presented. These businesses were historically included in the Snacks reportable segment.
Results of discontinued operations were as follows:

	Campbell International		Campbell Fresh
(Millions)	October 27, 2019	October 28, 2018	October 28, 2018
Net sales	$223	$266	$226

Impairment charges	$—	$—	$14

Earnings (loss) before taxes from operations	$37	$35	$(12)
Taxes on earnings (loss) from operations	13	10	(3)
Loss on sale of business / costs associated with selling the businesses	(51)	(1)	(1)
Tax benefit on loss of sale / costs associated with selling the businesses	(24)	—	—
Earnings (loss) from discontinued operations	$(3)	$24	$(10)
In 2020, Campbell International sales decreased reflecting the sale of Kelsen on September 23, 2019 as well as declines in Arnott's, primarily due to the negative impact of currency translation.
In Campbell International, the decline in earnings from 2019 to 2020 was due to the loss on sale of Kelsen and costs associated with selling the Arnott’s and other international operations.

In the first quarter of 2019, we recorded an impairment charge of $14 million on the U.S. refrigerated soup plant assets in Campbell Fresh.

LIQUIDITY AND CAPITAL RESOURCES
We expect foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations; long-term borrowings; short-term borrowings, including commercial paper; credit facilities; and cash and cash equivalents. We believe that our sources of financing will be adequate to meet our future requirements.
In 2019, we sold our U.S. refrigerated soup business, our Garden Fresh Gourmet business and our Bolthouse Farms business. We completed the sale of our Kelsen business on September 23, 2019, for $322 million, subject to customary purchase price adjustments. We also signed a definitive agreement on August 1, 2019, for the sale of the Arnott’s and other international operations for $2.2 billion, subject to customary purchase price adjustments, and expect to complete the sale in the second quarter of 2020. In addition, on October 11, 2019, we completed the sale of our European chips business for £63 million, or $77 million, subject to customary purchase price adjustments.
We used the net proceeds from the businesses we sold to reduce our debt and expect to use the net proceeds from the sale of the Arnott's and other international operations to further reduce debt.
We generated cash flows from operations of $182 million in 2020, compared to $231 million in 2019. The decline in 2020 was primarily due to higher working capital requirements, primarily related to incentive compensation.
Current assets are less than current liabilities as a result of our level of current maturities of long-term debt and short-term borrowings and our focus to lower core working capital requirements while extending payment terms for accounts payables. We had negative working capital of $1.382 billion as of October 27, 2019, and $1.418 billion as of July 28, 2019. Total debt maturing within one year was $1.631 billion as of October 27, 2019, and $1.603 billion as of July 28, 2019.
Capital expenditures were $98 million in 2020 and $111 million in 2019. Capital expenditures are expected to total approximately $350 million in 2020. Major capital projects for 2020 include the implementation of an SAP enterprise-resource planning system for Snyder's-Lance, a Milano cookie capacity expansion project, a Goldfish cracker capacity expansion project and chip capacity expansion projects.
Pepperidge Farm and Snyder’s-Lance have a direct-store-delivery distribution model that uses independent contractor distributors. In order to maintain and expand this model, we routinely purchase and sell routes. The purchase and sale proceeds of the routes are reflected in investing activities.
Dividend payments were $107 million in 2020 and 2019.
We suspended our share repurchases as of the second quarter of 2018. See Note 15 to the Consolidated Financial Statements for additional information.
In August 2019, we repaid and terminated the AUD $335 million, or $227 million, balance outstanding under our single-draw syndicated facility. The repayment was funded through the issuance of commercial paper.
As of October 27, 2019, we had $1.631 billion of short-term borrowings due within one year, of which $1.134 billion was comprised of commercial paper borrowings. As of October 27, 2019, we issued $54 million of standby letters of credit. We have a committed revolving credit facility totaling $1.85 billion that matures in December 2021. This U.S. facility remained unused at October 27, 2019, except for $1 million of standby letters of credit that we issued under it. The U.S. facility supports our commercial paper programs and other general corporate purposes. We expect to continue to access the commercial paper markets, bank credit lines and utilize cash flows from operations to support our short-term liquidity requirements.
We are in compliance with the covenants contained in our credit facilities and debt securities.
SIGNIFICANT ACCOUNTING ESTIMATES
We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended July 28, 2019 (2019 Annual Report on Form 10-K). The accounting policies we used in preparing these financial statements are substantially consistent with those we applied in our 2019 Annual Report on Form 10-K, with the exception of the adoption of revised guidance on leases as described in Notes 2 and 11 to the Consolidated Financial Statements. Our significant accounting estimates are described in Management’s Discussion and Analysis included in the 2019 Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the Consolidated Financial Statements for information on recent accounting pronouncements.
FORWARD LOOKING STATEMENTS
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
We wish to caution the reader that the following important factors and those important factors described in our other Securities and Exchange Commission filings, or in our 2019 Annual Report on Form 10-K, could affect our actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, us:
•our ability to execute on and realize the expected benefits from our strategy, including growing sales in snacks and maintaining our market share position in soup;
•the impact of strong competitive responses to our efforts to leverage brand power with product innovation, promotional programs and new advertising;
•the risks associated with trade and consumer acceptance of product improvements, shelving initiatives, new products and pricing and promotional strategies;
•our ability to complete and to realize the projected benefits of planned divestitures and other business portfolio changes;
•our indebtedness and ability to pay such indebtedness;
•our ability to realize projected cost savings and benefits from cost savings initiatives and the integration of recent acquisitions;
•disruptions to our supply chain, including fluctuations in the supply of and inflation in energy and raw and packaging materials cost;
•our ability to manage changes to our organizational structure and/or business processes, including selling, distribution, manufacturing and information management systems or processes;
•changes in consumer demand for our products and favorable perception of our brands;
•changing inventory management practices by certain of our key customers;
•a changing customer landscape, with value and e-commerce retailers expanding their market presence, while certain of our key customers maintain significance to our business;
•product quality and safety issues, including recalls and product liabilities;
•the costs, disruption and diversion of management’s attention associated with activist investors;
•the uncertainties of litigation and regulatory actions against us;
•the possible disruption to the independent contractor distribution models used by certain of our businesses, including as a result of litigation or regulatory actions affecting their independent contractor classification;
•a material failure in or breach of our information technology systems;
•impairment to goodwill or other intangible assets;
•our ability to protect our intellectual property rights;
•increased liabilities and costs related to our defined benefit pension plans;
•our ability to attract and retain key talent;
•changes in currency exchange rates, tax rates, interest rates, debt and equity markets, inflation rates, economic conditions, law, regulation and other external factors; and
•unforeseen business disruptions in one or more of our markets due to political instability, civil disobedience, terrorism, armed hostilities, extreme weather conditions, natural disasters or other calamities.

This discussion of uncertainties is by no means exhaustive but is designed to highlight important factors that may impact our outlook. We disclaim any obligation or intent to update forward-looking statements made by us in order to reflect new information, events or circumstances after the date they are made.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
For information regarding our exposure to certain market risk, see Item 7A, Quantitative and Qualitative Disclosure About Market Risk, in the 2019 Annual Report on Form 10-K. There have been no significant changes in our portfolio of financial instruments or market risk exposures from the 2019 year-end.
Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedure
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 27, 2019 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
b.Changes in Internal Control
During the quarter ended October 27, 2019, we began using a new system in substantially all of our Meals & Beverages business and our Pepperidge Farm business to authorize and record trade promotion related activities, as well as authorize payments associated with our trade programs. In connection with this implementation, we changed internal controls relating to the customer promotion spending management process. Except for the foregoing, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or were likely to materially affect, such control over financial reporting during the quarter ended October 27, 2019.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Note 17 to the Consolidated Financial Statements and incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 6. Exhibits
The Index to Exhibits, which immediately precedes the signature page, is incorporated by reference into this Report.

INDEX TO EXHIBITS

31.1	Certification of Mark A. Clouse pursuant to Rule 13a-14(a).

31.2	Certification of Mick Beekhuizen pursuant to Rule 13a-14(a).

32.1	Certification of Mark A. Clouse pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Mick Beekhuizen pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Extension Definition Linkbase Document.

101.LAB	Inline XBRL Extension Label Linkbase Document.

101.PRE	Inline XBRL Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
December 4, 2019

CAMPBELL SOUP COMPANY

By:	/s/ Mick Beekhuizen
Mick Beekhuizen
Executive Vice President and Chief Financial Officer

By:	/s/ Stanley Polomski
Stanley Polomski
Vice President and Controller