Form 10-Q
period 2020-01-26
CAMPBELL SOUP CO
filed 2020-03-04
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended	Commission File Number
January 26, 2020	1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.
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

There were 301,744,623 shares of capital stock outstanding as of February 25, 2020.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Six Months Ended
	January 26, 2020	January 27, 2019	January 26, 2020	January 27, 2019
Net sales	$2,162	$2,172	$4,345	$4,374
Costs and expenses
Cost of products sold	1,420	1,466	2,865	2,942
Marketing and selling expenses	237	221	443	432
Administrative expenses	148	146	282	294
Research and development expenses	22	20	44	43
Other expenses / (income)	(22)	(8)	34	(8)
Restructuring charges	7	2	10	20
Total costs and expenses	1,812	1,847	3,678	3,723
Earnings before interest and taxes	350	325	667	651
Interest expense	149	91	229	182
Interest income	3	—	3	1
Earnings before taxes	204	234	441	470
Taxes on earnings	33	58	101	114
Earnings from continuing operations	171	176	340	356
Earnings (loss) from discontinued operations	1,037	(235)	1,034	(221)
Net earnings (loss)	1,208	(59)	1,374	135
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	—
Net earnings (loss) attributable to Campbell Soup Company	$1,208	$(59)	$1,374	$135
Per Share — Basic
Earnings from continuing operations attributable to Campbell Soup Company	$.57	$.58	$1.13	$1.18
Earnings (loss) from discontinued operations	3.43	(.78)	3.44	(.73)
Net earnings (loss) attributable to Campbell Soup Company(1)	$4.00	$(.20)	$4.56	$.45
Weighted average shares outstanding — basic	302	301	301	301
Per Share — Assuming Dilution
Earnings from continuing operations attributable to Campbell Soup Company	$.56	$.58	$1.12	$1.18
Earnings (loss) from discontinued operations	3.41	(.78)	3.41	(.73)
Net earnings (loss) attributable to Campbell Soup Company	$3.97	$(.20)	$4.53	$.45
Weighted average shares outstanding — assuming dilution	304	302	303	302
(1) Sum of the individual amounts may not add due to rounding.
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(unaudited)
(millions)

	Three Months Ended
	January 26, 2020			January 27, 2019
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings (loss)			$1,208			$(59)
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$7	$—	7	$20	$—	20
Reclassification of currency translation adjustments realized upon disposal of businesses	124	4	128	—	—	—
Cash-flow hedges:
Unrealized gains (losses) arising during the period	1	—	1	(1)	—	(1)
Reclassification adjustment for (gains) losses included in net earnings	(1)	—	(1)	—	—	—
Pension and other postretirement benefits:
Reclassification of prior service credit included in net earnings	(7)	2	(5)	(7)	1	(6)
Other comprehensive income (loss)	$124	$6	130	$12	$1	13
Total comprehensive income (loss)			$1,338			$(46)
Total comprehensive income (loss) attributable to noncontrolling interests			(1)			—
Total comprehensive income (loss) attributable to Campbell Soup Company			$1,339			$(46)

	Six Months Ended
	January 26, 2020			January 27, 2019
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings (loss)			$1,374			$135
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$3	$—	3	$(23)	$—	(23)
Reclassification of currency translation adjustments realized upon disposal of businesses	206	4	210	—	—	—
Cash-flow hedges:
Unrealized gains (losses) arising during period	1	—	1	(1)	—	(1)
Reclassification adjustment for (gains) losses included in net earnings	1	(1)	—	1	—	1
Pension and other postretirement benefits:
Reclassification of prior service credit included in net earnings	(14)	3	(11)	(14)	3	(11)
Other comprehensive income (loss)	$197	$6	203	$(37)	$3	(34)
Total comprehensive income (loss)			$1,577			$101
Total comprehensive income (loss) attributable to noncontrolling interests			—			—
Total comprehensive income (loss) attributable to Campbell Soup Company			$1,577			$101
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	January 26, 2020	July 28, 2019
Current assets
Cash and cash equivalents	$58	$31
Accounts receivable, net	660	574
Inventories	779	863
Other current assets	59	71
Current assets of discontinued operations	—	428
Total current assets	1,556	1,967
Plant assets, net of depreciation	2,336	2,455
Goodwill	3,988	4,017
Other intangible assets, net of amortization	3,373	3,415
Other assets ($73 as of 2020 and $76 as of 2019 attributable to variable interest entity)	401	127
Noncurrent assets of discontinued operations	—	1,167
Total assets	$11,654	$13,148
Current liabilities
Short-term borrowings	$902	$1,371
Payable to suppliers and others	923	814
Accrued liabilities	600	609
Dividends payable	108	107
Accrued income taxes	3	15
Current liabilities of discontinued operations	—	469
Total current liabilities	2,536	3,385
Long-term debt	4,919	7,103
Deferred taxes	956	924
Other liabilities	744	559
Noncurrent liabilities of discontinued operations	—	65
Total liabilities	9,155	12,036
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	374	372
Earnings retained in the business	3,151	1,993
Capital stock in treasury, at cost	(1,048)	(1,076)
Accumulated other comprehensive income (loss)	5	(198)
Total Campbell Soup Company shareholders' equity	2,494	1,103
Noncontrolling interests	5	9
Total equity	2,499	1,112
Total liabilities and equity	$11,654	$13,148
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Six Months Ended
	January 26, 2020	January 27, 2019
Cash flows from operating activities:
Net earnings	$1,374	$135
Adjustments to reconcile net earnings to operating cash flow
Impairment charges	—	360
Restructuring charges	10	21
Stock-based compensation	33	31
Pension and postretirement benefit income	(47)	(29)
Depreciation and amortization	162	241
Deferred income taxes	32	(40)
Net gain on sales of businesses	(972)	—
Loss on extinguishment of debt	75	—
Other	53	18
Changes in working capital, net of acquisition and divestitures
Accounts receivable	(112)	(150)
Inventories	73	122
Prepaid assets	11	(2)
Accounts payable and accrued liabilities	(9)	170
Other	(20)	(31)
Net cash provided by operating activities	663	846
Cash flows from investing activities:
Purchases of plant assets	(167)	(198)
Purchases of route businesses	(6)	(23)
Sales of route businesses	5	25
Business acquired, net of cash acquired	—	(18)
Sales of businesses, net of cash divested	2,533	—
Other	3	11
Net cash provided by (used in) investing activities	2,368	(203)
Cash flows from financing activities:
Short-term borrowings	3,680	2,831
Short-term repayments	(4,350)	(3,274)
Long-term repayments	(499)	—
Dividends paid	(213)	(212)
Treasury stock issuances	4	—
Payments related to tax withholding for stock-based compensation	(9)	(7)
Payments related to extinguishment of debt	(1,765)	—
Payments of debt issuance costs	—	(1)
Net cash used in financing activities	(3,152)	(663)
Effect of exchange rate changes on cash	—	(3)
Net change in cash and cash equivalents	(121)	(23)
Cash and cash equivalents — beginning of period	31	49
Cash and cash equivalents discontinued operations — beginning of period	148	177
Cash and cash equivalents discontinued operations — end of period	—	(157)
Cash and cash equivalents — end of period	$58	$46
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at October 28, 2018	323	$12	(22)	$(1,084)	$339	$2,295	$(156)	$9	$1,415
Net earnings (loss)						(59)		—	(59)
Other comprehensive income (loss)							13	—	13
Dividends ($.35 per share)						(106)			(106)
Treasury stock purchased			—	—					—
Treasury stock issued under management incentive and stock option plans			—	5	10	—			15
Balance at January 27, 2019	323	$12	(22)	$(1,079)	$349	$2,130	$(143)	$9	$1,278

Balance at July 29, 2018	323	$12	(22)	$(1,103)	$349	$2,224	$(118)	$9	$1,373
Cumulative effect of changes in accounting principle:
Revenue(1)						(8)			(8)
Stranded tax effects(1)						(9)	9		—
Net earnings (loss)						135		—	135
Other comprehensive income (loss)							(34)	—	(34)
Dividends ($.70 per share)						(212)			(212)
Treasury stock purchased			—	—					—
Treasury stock issued under management incentive and stock option plans			—	24	—	—			24
Balance at January 27, 2019	323	$12	(22)	$(1,079)	$349	$2,130	$(143)	$9	$1,278

Balance at October 27, 2019	323	$12	(21)	$(1,053)	$356	$2,050	$(126)	$10	$1,249
Net earnings (loss)						1,208		—	1,208
Divestiture								(4)	(4)
Other comprehensive income (loss)							131	(1)	130
Dividends ($.35 per share)						(106)			(106)
Treasury stock purchased			—	—					—
Treasury stock issued under management incentive and stock option plans			—	5	18	(1)			22
Balance at January 26, 2020	323	$12	(21)	$(1,048)	$374	$3,151	$5	$5	$2,499

Balance at July 28, 2019	323	$12	(22)	$(1,076)	$372	$1,993	$(198)	$9	$1,112
Net earnings (loss)						1,374		—	1,374
Divestiture								(4)	(4)
Other comprehensive income (loss)							203	—	203
Dividends ($.70 per share)						(214)			(214)
Treasury stock purchased			—	—					—
Treasury stock issued under management incentive and stock option plans			1	28	2	(2)			28
Balance at January 26, 2020	323	$12	(21)	$(1,048)	$374	$3,151	$5	$5	$2,499
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
In December 2019, the FASB issued guidance on simplifying the accounting for income taxes. The guidance removes certain exceptions to the general principles of accounting for income taxes and also improves consistent application of accounting by clarifying or amending existing guidance. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those years. Early adoption is permitted. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

3. Divestitures
Discontinued Operations
On February 25, 2019, we sold our U.S. refrigerated soup business, and on April 25, 2019, we sold our Garden Fresh Gourmet business. Proceeds were $55, subject to customary purchase price adjustments. On June 16, 2019, we sold our Bolthouse Farms business. Proceeds were $500. Beginning in the third quarter of 2019, we have reflected the results of these businesses as discontinued operations in the Consolidated Statements of Earnings for all periods presented. These businesses were historically included in the Campbell Fresh reportable segment.

We completed the sale of our Kelsen business on September 23, 2019, for $322, subject to customary purchase price adjustments. We also completed the sale of our Arnott’s business and certain other international operations, including the simple meals and shelf-stable beverages businesses in Australia and Asia Pacific (the Arnott's and other international operations), on December 23, 2019, for $2,286, subject to customary purchase price adjustments. Beginning in the fourth quarter of 2019, we have reflected the results of operations of the Kelsen business and the Arnott’s and other international operations (collectively referred to as Campbell International) as discontinued operations in the Consolidated Statements of Earnings for all periods presented. These businesses were historically included in the Snacks reportable segment.
Results of discontinued operations were as follows:

	Three Months Ended			Six Months Ended
	Campbell International		Campbell Fresh	Campbell International		Campbell Fresh
	January 26, 2020	January 27, 2019	January 27, 2019	January 26, 2020	January 27, 2019	January 27, 2019
Net sales	$136	$311	$230	$359	$577	$456

Impairment charges	$—	$—	$346	$—	$—	$360

Earnings (loss) before taxes from operations	$16	$59	$(356)	$53	$94	$(368)
Taxes on earnings (loss) from operations	4	17	(87)	17	27	(89)
Gain (loss) on sale of businesses / costs associated with selling the businesses	1,087	(4)	(6)	1,036	(5)	(7)
Tax expense (benefit) on sale / costs associated with selling the businesses	62	(1)	(1)	38	(1)	(2)
Earnings (loss) from discontinued operations	$1,037	$39	$(274)	$1,034	$63	$(284)
The sale of the Arnott's and other international operations resulted in a substantial capital gain for tax purposes. We were able to utilize capital losses, which were offset with valuation allowances as of July 28, 2019, to offset the capital gain.
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
Under the terms of the sale of the Arnott's and other international operations, we entered into a long-term licensing arrangement for the exclusive rights to certain Campbell brands in certain non-U.S. markets. We provide certain transition services to support the divested businesses.
The assets and liabilities of Campbell International have been reflected as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of July 28, 2019. The assets and liabilities were as follows:

July 28, 2019
Cash and cash equivalents	$148
Accounts receivable, net	135
Inventories	135
Other current assets	10
Current assets	$428

Plant assets, net of depreciation	340
Goodwill	661
Other intangible assets, net of amortization	135
Other assets	31
Total assets	$1,595

July 28, 2019
Short-term borrowings	$232
Payable to suppliers and others	109
Accrued liabilities	114
Accrued income taxes	14
Current liabilities	$469

Long-term debt	6
Deferred taxes	32
Other liabilities	27
Total liabilities	$534
The depreciation and amortization, capital expenditures, sale proceeds and significant noncash operating items of Campbell Fresh and Campbell International were as follows:

	Six Months Ended
	January 26, 2020	January 27, 2019
Cash flows from discontinued operating activities:
Impairment charges	$—	$360
Depreciation and amortization(1)	—	54
Net gain on sales of discontinued operations businesses	1,036	—

Cash flows from discontinued investing activities:
Capital expenditures	$30	$34
Sales of discontinued operations businesses, net of cash divested	2,462	—
_______________________________________________
(1)Depreciation and amortization are no longer recognized once businesses are classified as held for sale/discontinued operations.
Other Divestitures
On October 11, 2019, we completed the sale of our European chips business for £63, or $77. The European chips business had net sales of $25 for the six-month period ended January 26, 2020. The European chips business had net sales of $32 for the three-month period and $60 for the six-month period ended January 27, 2019. Earnings were not material in either period. The results of the European chips business through the date of sale were reflected in continuing operations within the Snacks reportable segment. The pre-tax loss recognized in the first quarter on the sale was $64, which included the impact of allocated goodwill and foreign currency translation adjustments. For tax purposes, the capital loss on the sale was offset by a valuation allowance.
In the second quarter of 2020, we recognized a $19 tax benefit in continuing operations as we were able to use the capital loss on this sale to offset a portion of the capital gain from the sale of the Arnott's and other international operations.

4. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

	Foreign Currency Translation Adjustments(1)	Gains (Losses) on Cash Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at July 29, 2018	$(154)	$(4)	$40	$(118)
Cumulative effect of a change in accounting principle(4)	2	(3)	10	9
Other comprehensive income (loss) before reclassifications	(23)	(1)	—	(24)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	(11)	(10)
Net current-period other comprehensive income (loss)	(23)	—	(11)	(34)
Balance at January 27, 2019	$(175)	$(7)	$39	$(143)

Balance at July 28, 2019	$(218)	$(9)	$29	$(198)
Other comprehensive income (loss) before reclassifications	3	1	—	4
Amounts reclassified from accumulated other comprehensive income (loss)(5)	210	—	(11)	199
Net current-period other comprehensive income (loss)	213	1	(11)	203
Balance at January 26, 2020	$(5)	$(8)	$18	$5
_____________________________________
(1)Included a tax expense of $4 as of July 28, 2019, and January 27, 2019, and $6 as of July 29, 2018.
(2)Included a tax benefit of $1 as of January 26, 2020, $2 as of July 28, 2019, $1 as of January 27, 2019, and $4 as of July 29, 2018.
(3)Included a tax expense of $5 as of January 26, 2020, $8 as of July 28, 2019, $12 as of January 27, 2019, and $25 as of July 29, 2018.
(4)Reflects the adoption of the FASB guidance on stranded tax effects. See Note 2 for additional information.
(5)Reflects amounts reclassified from sale of businesses. See Note 3 for additional information.
Amounts related to noncontrolling interests were not material.

The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Six Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	January 26, 2020	January 27, 2019	January 26, 2020	January 27, 2019	Location of (Gain) Loss Recognized in Earnings
Foreign currency translation adjustments:
Currency translation (gains) losses realized upon disposal of businesses	$—	$—	$23	$—	Other expenses / (income)
Currency translation (gains) losses realized upon disposal of businesses	124	—	183	—	Earnings (loss) from discontinued operations
Total before tax	124	—	206	—
Tax expense (benefit)	4	—	4	—
(Gain) loss, net of tax	$128	$—	$210	$—

(Gains) losses on cash flow hedges:
Foreign exchange forward contracts	$(1)	$—	$(1)	$—	Cost of products sold
Foreign exchange forward contracts	—	—	1	—	Earnings (loss) from discontinued operations
Forward starting interest rate swaps	—	—	1	1	Interest expense
Total before tax	(1)	—	1	1
Tax expense (benefit)	—	—	(1)	—
(Gain) loss, net of tax	$(1)	$—	$—	$1

Pension and postretirement benefit adjustments:
Prior service credit	$(7)	$(7)	$(14)	$(14)	Other expenses / (income)
Tax expense (benefit)	2	1	3	3
(Gain) loss, net of tax	$(5)	$(6)	$(11)	$(11)

5. Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill by business segment:

	Meals & Beverages	Snacks	Total
Net balance at July 28, 2019	$977	$3,040	$4,017
Divestiture(1)	—	(34)	(34)
Foreign currency translation adjustment	1	4	5
Net balance at January 26, 2020	$978	$3,010	$3,988
______________________________________________________
(1)On October 11, 2019, we completed the sale of our European chips business. See Note 3 for additional information.

Intangible Assets
The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

				January 26, 2020			July 28, 2019
Intangible Assets	Estimated Useful Lives			Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships	10	to	22	$851	$(89)	$762	$855	$(70)	$785
Other	1.5	to	20	14	(14)	—	14	(13)	1
Total amortizable intangible assets				$865	$(103)	$762	$869	$(83)	$786
Non-amortizable intangible assets
Trademarks						2,611			2,629
Total net intangible assets						$3,373			$3,415
Non-amortizable intangible assets consist of trademarks. As of January 26, 2020, trademarks primarily included $1,978 associated with Snyder's-Lance, $280 associated with Pacific Foods and $292 related to Pace. Other amortizable intangible assets consist of recipes, non-compete agreements, trademarks and patents.
Amortization of intangible assets in Earnings from continuing operations was $22 and 23 for the six-month periods ended January 26, 2020, and January 27, 2019, respectively. Amortization expense for the next 5 years is estimated to be $45 in 2020 and $44 in 2021 through 2024.
Amortization of intangible assets in Earnings (loss) from discontinued operations was $7 for the six-month period ended January 27, 2019. See Note 3 for additional information on discontinued operations.
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
Within our international biscuits and snacks operating segment, we sold our Kelsen business on September 23, 2019, and the Arnott’s and other international operations on December 23, 2019. Beginning in the fourth quarter of 2019, we have reflected the results of operations of the Kelsen business and the Arnott’s and other international operations, or Campbell International, as discontinued operations in the Consolidated Statements of Earnings for all periods presented.
Our reportable segments are as follows:
•Meals & Beverages, which includes the retail and foodservice businesses in the U.S. and Canada. The segment includes the following products: Campbell’s condensed and ready-to-serve soups; Swanson broth and stocks; Pacific Foods broth, soups and non-dairy beverages; Prego pasta sauces; Pace Mexican sauces; Campbell’s gravies, pasta, beans and dinner sauces; Swanson canned poultry; Plum baby food and snacks; V8 juices and beverages; and Campbell’s tomato juice; and
•Snacks, which consists of Pepperidge Farm cookies, crackers, fresh bakery and frozen products in U.S. retail, including Milano cookies and Goldfish crackers; and Snyder’s of Hanover pretzels, Lance sandwich crackers, Cape Cod and Kettle Brand potato chips, Late July snacks, Snack Factory Pretzel Crisps, Pop Secret popcorn, Emerald nuts, and other snacking products in the U.S. and Canada. The segment includes the retail business in Latin America. The segment also includes the results of our European chips business, which was sold on October 11, 2019.
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

	Three Months Ended		Six Months Ended
	January 26, 2020	January 27, 2019	January 26, 2020	January 27, 2019
Net sales
Meals & Beverages	$1,224	$1,222	$2,418	$2,451
Snacks	938	949	1,927	1,922
Corporate	—	1	—	1
Total	$2,162	$2,172	$4,345	$4,374

	Three Months Ended		Six Months Ended
	January 26, 2020	January 27, 2019	January 26, 2020	January 27, 2019
Earnings before interest and taxes
Meals & Beverages	$242	$253	$524	$543
Snacks	136	132	261	257
Corporate(1)	(21)	(58)	(108)	(129)
Restructuring charges(2)	(7)	(2)	(10)	(20)
Total	$350	$325	$667	$651
_______________________________________
(1)Represents unallocated items. Pension benefit settlement adjustments are include in Corporate. There were settlement gains of $11 in the three- and six-month periods ended January 26, 2020. Included in the six-month period ended January 26, 2020, was a loss on the sale of our European chips business of $64. Costs related to the cost savings initiatives were $18 and $22 in the three-month periods and $26 and $49 in the six-month periods ended January 26, 2020, and January 27, 2019, respectively.
(2)See Note 7 for additional information.
Our net sales based on product categories are as follows:

	Three Months Ended		Six Months Ended
	January 26, 2020	January 27, 2019	January 26, 2020	January 27, 2019
Net sales
Soup	$755	$757	$1,463	$1,492
Snacks	955	963	1,965	1,955
Other simple meals	279	272	562	559
Beverages	173	179	355	367
Other	—	1	—	1
Total	$2,162	$2,172	$4,345	$4,374
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
Cost estimates, as well as timing for certain activities, are continuing to be developed.
A summary of the pre-tax charges recorded in Earnings from continuing operations related to these initiatives is as follows:

	Three Months Ended		Six Months Ended
	January 26, 2020	January 27, 2019	January 26, 2020	January 27, 2019	Recognized as of January 26, 2020
Restructuring charges	$7	$2	$10	$20	$239
Administrative expenses	13	10	21	23	284
Cost of products sold	2	9	2	21	69
Marketing and selling expenses	2	2	2	4	12
Research and development expenses	1	1	1	1	4
Total pre-tax charges	$25	$24	$36	$69	$608
A summary of the pre-tax charges recorded in Earnings (loss) from discontinued operations is as follows:

	Three Months Ended		Six Months Ended
	January 26, 2020	January 27, 2019	January 26, 2020	January 27, 2019	Recognized as of January 26, 2020(1)
Total pre-tax charges	$—	$—	$—	$1	$23
_______________________________________
(1)Includes $19 of severance pay and benefits and $4 of implementation costs and other related costs.
As of April 28, 2019, we incurred substantially all of the costs for actions associated with discontinued operations. All of the costs were cash expenditures.
A summary of the pre-tax costs in Earnings from continuing operations associated with the initiatives is as follows:

Recognized as of January 26, 2020
Severance pay and benefits	$215
Asset impairment/accelerated depreciation	65
Implementation costs and other related costs	328
Total	$608
The total estimated pre-tax costs for actions associated with continuing operations that have been identified are approximately $660 to $685 and we expect to incur the costs through 2021. This estimate will be updated as costs for the expanded initiatives are developed.
We expect the costs for actions associated with continuing operations that have been identified to date to consist of the following: approximately $215 to $220 in severance pay and benefits; approximately $65 in asset impairment and accelerated depreciation; and approximately $380 to $400 in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 33%; Snacks - approximately 42%; and Corporate - approximately 25%.
Of the aggregate $660 to $685 of pre-tax costs associated with continuing operations identified to date, we expect approximately $585 to $610 will be cash expenditures. In addition, we expect to invest approximately $395 in capital expenditures through 2021, of which we invested approximately $300 as of January 26, 2020. The capital expenditures primarily relate to the U.S. warehouse optimization project, implementation of an SAP enterprise-resource planning system for Snyder's-Lance, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, optimization of information technology infrastructure and applications, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, insourcing of manufacturing for certain simple meal products, and optimization of the Snyder’s-Lance warehouse and distribution network.
A summary of the restructuring activity and related reserves associated with continuing operations at January 26, 2020, is as follows:

	Severance Pay and Benefits	Implementation Costs and Other Related	Asset Impairment/Accelerated Depreciation	Total Charges
		Costs(3)
Accrued balance at July 28, 2019(1)	$37
2020 charges	10	24	2	$36
2020 cash payments	(16)
Accrued balance at January 26, 2020(2)	$31
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
Restructuring reserves included in Current liabilities of discontinued operations were $1 at July 28, 2019.
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs in Earnings from continuing operations associated with segments is as follows:

	January 26, 2020
	Three Months Ended	Six Months Ended	Costs Incurred to Date
Meals & Beverages	$3	$5	$216
Snacks	18	27	228
Corporate	4	4	164
Total	$25	$36	$608

8. Earnings per Share (EPS)
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. The earnings per share calculation for the three- and six-month periods ended January 26, 2020, excludes approximately 1 million stock options that would have been antidilutive. The earnings per share calculation for the three- and six-month periods ended January 27, 2019, excludes approximately 2 million stock options that would have been antidilutive.

9. Noncontrolling Interests
We own a 60% controlling interest in a joint venture formed with Swire Pacific Limited in China. We also own a 99.8% interest in Acre Venture Partners, L.P. (Acre), a limited partnership formed to make venture capital investments in innovative new companies in food and food-related industries. See Note 14 for additional information.
The noncontrolling interests' share in the net earnings (loss) was included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings. The noncontrolling interests in these entities were included in Total equity in the Consolidated Balance Sheets and Consolidated Statements of Equity.

10. Pension and Postretirement Benefits
Components of net benefit expense (income) were as follows:

	Three Months Ended				Six Months Ended
	Pension		Postretirement		Pension		Postretirement
	January 26, 2020	January 27, 2019	January 26, 2020	January 27, 2019	January 26, 2020	January 27, 2019	January 26, 2020	January 27, 2019
Service cost	$5	$6	$—	$—	$10	$11	$—	$—
Interest cost	17	20	1	2	34	41	3	4
Expected return on plan assets	(34)	(35)	—	—	(69)	(71)	—	—
Amortization of prior service cost	—	—	(7)	(7)	—	—	(14)	(14)
Settlement gain	(11)	—	—	—	(11)	—	—	—
Net periodic benefit expense (income)	$(23)	$(9)	$(6)	$(5)	$(36)	$(19)	$(11)	$(10)
The components of net periodic benefit expense (income) other than the service cost component associated with continuing operations are included in Other expenses / (income) in the Consolidated Statements of Earnings.
The settlement gain of $11 for the three- and six-month periods ended January 26, 2020, resulted from the level of lump sum distributions associated with a Canadian pension plan and a U.S. pension plan.
Net periodic pension benefit expense (income) associated with discontinued operations was not material for the three- and six-month periods ended January 26, 2020, and January 27, 2019.
11. Leases
We lease warehouse and distribution facilities, office space, manufacturing facilities, equipment and vehicles, primarily through operating leases.
Leases recorded on our Consolidated Balance Sheet have remaining terms primarily from 1 to 15 years.
Our fleet leases generally include residual value guarantees that are assessed at lease inception in determining ROU assets and corresponding liabilities. No other significant restrictions or covenants are included in our leases.
The components of lease costs were as follows:

	January 26, 2020
	Three Months Ended	Six Months Ended
Operating lease cost	$21	$40
Finance lease - amortization of ROU assets	1	1
Short-term lease cost	10	20
Variable lease cost(1)	43	86
Sublease income	(2)	(2)
Total	$73	$145
__________________________________________
(1)Includes labor and other overhead included in our service contracts with embedded leases.
Total lease cost includes $2 and $4 for the three- and six-month periods ended January 26, 2020, respectively, related to discontinued operations.

The following table summarizes the lease amounts recorded in the Consolidated Balance Sheet:

	January 26, 2020
	Operating	Finance
Assets
Plant assets, net of depreciation	$—	$5
Other assets	267	—
Total lease assets	$267	$5

Liabilities
Short-term borrowings	$—	$1
Accrued liabilities	60	—
Long-term debt	—	4
Other liabilities	203	—
Total lease liabilities	$263	$5

Weighted-average lease terms and discount rates were as follows:

	January 26, 2020
	Operating	Finance
Weighted-average remaining term in years	6.8	3.1
Weighted-average discount rate	2.7%	1.7%

Future minimum lease payments were as follows:

	January 26, 2020		July 28, 2019
	New Guidance		Previous Guidance
	Continuing		Continuing	Discontinued
	Operating	Finance	Operating	Operating
2020	$38	$1	$61	$7
2021	63	1	48	6
2022	42	2	36	4
2023	31	1	26	3
2024	24	—	20	1
Thereafter	94	—	88	—
Total future undiscounted lease payments	292	5	$279	$21
Less imputed interest	29	—
Total reported lease liability	$263	$5
In 2020, we expect to record an operating lease liability of $4 for an 8-year lease that has not yet commenced and is not included in the future minimum lease payments table.

Supplemental cash flow and other information related to leases was as follows:

Six Months Ended
January 26, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$38
Operating cash flows from finance leases	$—
Financing cash flows from finance leases	$—

ROU assets obtained in exchange for lease obligations:
Operating leases	$63
Finance leases	$3
ROU assets divested with businesses sold:
Operating leases	$18
Finance leases	$5
Lease liabilities derecognized upon adoption:
Build-to-suit lease commitment	$20

12. Short-term Borrowings and Long-term Debt
Short-term borrowings consist of the following:

	January 26, 2020	July 28, 2019
Commercial paper	$401	$853
Notes	500	500
Finance leases	1	1
Build-to-suit lease commitment	—	20
Other(1)	—	(3)
Total short-term borrowings	$902	$1,371
_______________________________________
(1)Includes unamortized net discount/premium on debt issuances and debt issuance costs.

Long-term debt consists of the following:

Type	Fiscal Year of Maturity	Rate	January 26, 2020	July 28, 2019
Notes	2020	Variable	$500	$500
Notes	2021	Variable	400	400
Senior Term Loan	2021	Variable	—	499
Notes	2021	3.30%	321	650
Notes	2021	4.25%	—	500
Debentures	2021	8.88%	200	200
Notes	2023	2.50%	450	450
Notes	2023	3.65%	566	1,200
Notes	2025	3.95%	850	850
Notes	2025	3.30%	300	300
Notes	2028	4.15%	1,000	1,000
Notes	2042	3.80%	163	400
Notes	2048	4.80%	700	700
Finance leases			4	3
Other(1)			(35)	(49)
Total			$5,419	$7,603
Less current portion			500	500
Total long-term debt			$4,919	$7,103
_______________________________________
(1)Includes unamortized net discount/premium on debt issuances and debt issuance costs.
On January 22, 2020, we completed the redemption of all $500 outstanding aggregate principal amount of our 4.25% Senior Notes due 2021. On January 24, 2020, we settled the tender offers to purchase $1,200 in aggregate principal amount of certain senior unsecured debt, comprised of $329 of 3.30% Senior Notes due 2021, $634 of 3.65% Senior Notes due 2023, and $237 of 3.80% Senior Notes due 2042. The total consideration for the redemption and the tender offers was $1,765 and the total carrying amount of the purchased notes was $1,691, resulting in a loss of $75 (including $65 of premium, as well as accrued fees and other costs associated with the tender offers) which was recorded in Interest expense in the Consolidated Statement of Earnings. In addition, we paid accrued and unpaid interest on the purchased notes through the dates of settlement.
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
Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We did not have credit-risk-related contingent features in our derivative instruments as of January 26, 2020, or July 28, 2019.
We are also exposed to credit risk from our customers. During 2019, our largest customer accounted for approximately 20% of consolidated net sales from continuing operations. Our five largest customers accounted for approximately 43% of our consolidated net sales from continuing operations in 2019.
We closely monitor credit risk associated with counterparties and customers.

Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk related to our international operations, including non-functional currency intercompany debt and net investments in subsidiaries. We are also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. Principal currencies hedged include the Canadian dollar, Australian dollar and U.S. dollar. We utilize foreign exchange forward purchase and sale contracts, as well as cross-currency swaps, to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. To hedge currency exposures related to intercompany debt, we enter into foreign exchange forward purchase and sale contracts, as well as cross-currency swap contracts, for periods consistent with the underlying debt. The notional amount of foreign exchange forward contracts accounted for as cash-flow hedges was $94 at January 26, 2020, and $146 at July 28, 2019, of which $80 at July 28, 2019 relates to discontinued operations. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings on the same line item and the same period in which the underlying hedged transaction affects earnings. The notional amount of foreign exchange forward contracts that are not designated as accounting hedges was $53 at January 26, 2020, and $177 at July 28, 2019, of which $3 at July 28, 2019, relates to discontinued operations. There were no cross-currency swap contracts outstanding as of January 26, 2020, or July 28, 2019.
Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. We manage our exposure to interest rate volatility on future debt issuances by entering into forward starting interest rate swaps or treasury rate lock contracts to lock in the rate on the interest payments related to the anticipated debt issuances. The contracts are either designated as cash-flow hedging instruments or are undesignated. The effective portion of the changes in fair value on designated instruments is recorded in other comprehensive income (loss) and reclassified into the Consolidated Statements of Earnings over the life of the debt. The change in fair value on undesignated instruments is recorded in interest expense. In conjunction with the debt redemption and tender offer, we entered into $900 of treasury rate lock agreements in the three-month period ended January 26, 2020, which resulted in a gain of $3. There were no forward starting interest rate swaps or treasury rate lock contracts outstanding as of January 26, 2020, or July 28, 2019.
Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, diesel fuel, soybean oil, natural gas, aluminum, cocoa, corn, soybean meal, butter, and cheese, which impact the cost of raw materials. Commodity futures, options, and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. There were no commodity contracts accounted for as cash-flow hedges as of January 26, 2020, or July 28, 2019. The notional amount of commodity contracts not designated as accounting hedges was $136 at January 26, 2020, and $183 at July 28, 2019, of which $3 at July 28, 2019, relates to discontinued operations.
In 2017, we entered into a supply contract under which prices for certain raw materials are established based on anticipated volume requirements over a twelve-month period. Certain prices under the contract are based in part on certain component parts of the raw materials that are in excess of our needs or not required for our operations, thereby creating an embedded derivative requiring bifurcation. We net settle amounts due under the contract with our counterparty. The notional value was approximately $76 as of January 26, 2020, and $27 as of July 28, 2019. Unrealized gains (losses) and settlements are included in Cost of products sold in our Consolidated Statements of Earnings.
Equity Price Risk
We enter into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of our capital stock, the total return of the Vanguard Institutional Index Institutional Plus Shares, and the total return of the Vanguard Total International Stock Index. Under these contracts, we pay variable interest rates and receive from the counterparty either: the total return on our capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index Institutional Plus Shares; or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index. These contracts were not designated as hedges for accounting purposes. We enter into these contracts for periods typically not exceeding 12 months. The notional amounts of the contracts were $31 as of January 26, 2020, and July 28, 2019.

The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of January 26, 2020, and July 28, 2019:

	Balance Sheet Classification	January 26, 2020	July 28, 2019
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$1	$—
Total derivatives designated as hedges		$1	$—
Derivatives not designated as hedges:
Commodity derivative contracts	Other current assets	$8	$3
Deferred compensation derivative contracts	Other current assets	1	1
Foreign exchange forward contracts	Other current assets	—	1
Total derivatives not designated as hedges		$9	$5
Total asset derivatives		$10	$5

	Balance Sheet Classification	January 26, 2020	July 28, 2019
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$1	$—
Foreign exchange forward contracts	Current liabilities of discontinued operations	—	2
Total derivatives designated as hedges		$1	$2
Derivatives not designated as hedges:
Commodity derivative contracts	Accrued liabilities	$5	$6
Foreign exchange forward contracts	Accrued liabilities	—	2
Total derivatives not designated as hedges		$5	$8
Total liability derivatives		$6	$10
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of January 26, 2020, and July 28, 2019, would be adjusted as detailed in the following table:

	January 26, 2020			July 28, 2019
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$10	$(3)	$7	$5	$(2)	$3
Total liability derivatives	$6	$(3)	$3	$10	$(2)	$8
We are required to maintain cash margin accounts in connection with funding the settlement of open positions for exchange-traded commodity derivative instruments. The cash margin account balance was not material at January 26, 2020, and was $7 at July 28, 2019, which was included in Other current assets in the Consolidated Balance Sheets.

The following tables show the effect of our derivative instruments designated as cash-flow hedges for the three- and six-month periods ended January 26, 2020, and January 27, 2019, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-Flow Hedge OCI Activity
Derivatives Designated as Cash-Flow Hedges		January 26, 2020	January 27, 2019
Three Months Ended
OCI derivative gain (loss) at beginning of quarter		$(9)	$(7)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		1	(1)
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	(1)	(1)
Foreign exchange forward contracts	Earnings (loss) from discontinued operations	—	1
OCI derivative gain (loss) at end of quarter		$(9)	$(8)

Six Months Ended
OCI derivative gain (loss) at beginning of year		$(11)	$(8)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		1	(1)
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	(1)	(1)
Foreign exchange forward contracts	Earnings (loss) from discontinued operations	1	1
Forward starting interest rate swaps	Interest expense	1	1
OCI derivative gain (loss) at end of quarter		$(9)	$(8)
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a loss of $2.
The following table shows the effect of our derivative instruments designated as cash-flow hedges for the three- and six-month periods ended January 26, 2020, and January 27, 2019, in the Consolidated Statements of Earnings:

	Three Months Ended			Six Months Ended
	January 26, 2020		January 27, 2019	January 26, 2020		January 27, 2019
	Earnings (Loss) from Discontinued Operations	Interest Expense	Interest Expense	Earnings (Loss) from Discontinued Operations	Interest Expense	Interest Expense
Consolidated Statements of Earnings:	$1,037	$149	$91	$1,034	$229	$182

(Gain) loss on Cash Flow Hedges:
Amount of (gain) loss reclassified from OCI to earnings	$—	$—	$—	$1	$1	$1
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	$—	$—	$—	$—	$—	$—

The following table shows the effects of our derivative instruments not designated as hedges for the three- and six-month periods ended January 26, 2020, and January 27, 2019, in the Consolidated Statements of Earnings:

		Amount of (Gain) Loss Recognized in Earnings on Derivatives
Derivatives not Designated as Hedges	Location of (Gain) Loss Recognized in Earnings	Three Months Ended		Six Months Ended
		January 26, 2020	January 27, 2019	January 26, 2020	January 27, 2019
Foreign exchange forward contracts	Other expenses / (income)	$—	$—	$2	$—
Commodity derivative contracts	Cost of products sold	—	—	(4)	1
Deferred compensation derivative contracts	Administrative expenses	(3)	—	(4)	3
Treasury rate lock contracts	Interest expense	(3)	—	(3)	—
Total (gain) loss at end of quarter		$(6)	$—	$(9)	$4

14. Variable Interest Entity
In February 2016, we agreed to make a capital commitment subject to certain qualifications of up to $125 to Acre, a limited partnership formed to make venture capital investments in innovative new companies in food and food-related industries. Acre is managed by its general partner, Acre Ventures GP, LLC, which is independent of us. We are the sole limited partner of Acre and own a 99.8% interest. Our share of earnings (loss) is calculated according to the terms of the partnership agreement. Acre is a VIE. We have determined that we are the primary beneficiary. Therefore, we consolidate Acre and account for the third party ownership as a noncontrolling interest. Through January 26, 2020, we funded $85 of the capital commitment. On August 29, 2018, we provided notice of termination of the investment period and have no obligation to make any further capital contributions to Acre for new investments, but are required to pay obligations made prior to the notice of termination, the management fee and permitted partnership expenses.
Acre elected the fair value option to account for qualifying investments to more appropriately reflect the value of the investments in the financial statements. The investments were $73 and $76 as of January 26, 2020, and July 28, 2019, respectively, and are included in Other assets on the Consolidated Balance Sheets. Changes in the fair values of investments for which the fair value option was elected are included in Other expenses / (income) on the Consolidated Statements of Earnings. Current assets and liabilities of Acre were not material as of January 26, 2020, or July 28, 2019.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our financial assets and liabilities that are measured at fair value on a recurring basis as of January 26, 2020, and July 28, 2019, consistent with the fair value hierarchy:

	Fair Value as of January 26, 2020	Fair Value Measurements at January 26, 2020 Using Fair Value Hierarchy			Fair Value as of July 28, 2019	Fair Value Measurements at July 28, 2019 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts(1)	$1	$—	$1	$—	$1	$—	$1	$—
Commodity derivative contracts(2)	8	5	—	3	3	2	1	—
Deferred compensation derivative contracts(3)	1	—	1	—	1	—	1	—
Deferred compensation investments(4)	3	3	—	—	4	4	—	—
Fair value option investments(5)	73	—	—	73	76	—	—	76
Total assets at fair value	$86	$8	$2	$76	$85	$6	$3	$76

	Fair Value as of January 26, 2020	Fair Value Measurements at January 26, 2020 Using Fair Value Hierarchy			Fair Value as of July 28, 2019	Fair Value Measurements at July 28, 2019 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange forward contracts(1)	$1	$—	$1	$—	$4	$—	$4	$—
Commodity derivative contracts(2)	5	2	3	—	6	3	3	—
Deferred compensation obligation(4)	107	107	—	—	95	95	—	—
Total liabilities at fair value	$113	$109	$4	$—	$105	$98	$7	$—
___________________________________
(1)Based on observable market transactions of spot currency rates and forward rates.
(2)Level 1 and 2 are based on quoted futures exchanges and on observable prices of futures and options transactions in the marketplace. Level 3 is based on unobservable inputs in which there is little or no market data, which requires management’s own assumptions within an internally developed model.
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

The following table summarizes the changes in fair value of Level 3 assets for the six-month periods ended January 26, 2020, and January 27, 2019:

	Six Months Ended
	January 26, 2020	January 27, 2019
Fair value at beginning of year	$76	$77
Gains (losses)	—	(7)
Fair value at end of quarter	$76	$70

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value.
Cash equivalents of continuing operations were $8 at January 26, 2020. Cash equivalents of discontinued operations were $19 at July 28, 2019. Cash equivalents represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of short- and long-term debt of continuing operations was $6,204 at January 26, 2020, and $8,642 at July 28, 2019. The carrying value was $5,821 at January 26, 2020, and $8,474 at July 28, 2019. The fair value and carrying value of short- and long-term debt of discontinued operations was $238 at July 28, 2019. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.
16. Share Repurchases
On March 2017, the Board authorized a share repurchase program to purchase up to $1,500. The program has no expiration date, but it may be suspended or discontinued at any time. In addition to this publicly announced program, we have a separate Board authorization to purchase shares to offset the impact of dilution from shares issued under our stock compensation plans. We suspended our share repurchases as of the second quarter of 2018. Approximately $1,296 remained available under the March 2017 program as of January 26, 2020.
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
In determining stock-based compensation expense, we estimate forfeitures expected to occur. Total pre-tax stock-based compensation expense and tax-related benefits recognized in Earnings from continuing operations were as follows:

	Three Months Ended		Six Months Ended
	January 26, 2020	January 27, 2019	January 26, 2020	January 27, 2019
Total pre-tax stock-based compensation expense	$18	$15	$31	$28
Tax-related benefits	$3	$3	$6	$5
Total pre-tax stock-based compensation expense and tax-related benefits recognized in Earnings (loss) from discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	January 26, 2020	January 27, 2019	January 26, 2020	January 27, 2019
Total pre-tax stock-based compensation expense	$1	$2	$2	$3
Tax-related benefits	$—	$—	$—	$1

The following table summarizes stock option activity as of January 26, 2020:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)
Outstanding at July 28, 2019	2,059	$46.17
Granted	—	$—
Exercised	(92)	$41.58
Terminated	(155)	$49.46
Outstanding at January 26, 2020	1,812	$46.12	7.3	$8
Exercisable at January 26, 2020	1,223	$49.74	6.7	$2
The total intrinsic value of options exercised during the six-month period ended January 26, 2020 was $1. No options were exercised during the six-month period ended January 27, 2019. We measure the fair value of stock options using the Black-Scholes option pricing model. The expected term of options granted was based on the weighted average time of vesting and the end of the contractual term. We utilized this simplified method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.
The weighted-average assumptions and grant-date fair value for grants in 2019 were as follows:

2019
Risk-free interest rate	2.79%
Expected dividend yield	3.84%
Expected volatility	25.28%
Expected term	6.1 years
Grant-date fair value	$6.27
We expense stock options on a straight-line basis over the vesting period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of January 26, 2020, total remaining unearned compensation related to nonvested stock options was $2, which will be amortized over the weighted-average remaining service period of 1.8 years.
The following table summarizes time-lapse restricted stock units, EPS performance restricted stock units and FCF performance restricted stock units as of January 26, 2020:

	Units	Weighted-Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 28, 2019	1,960	$40.57
Granted	1,088	$46.81
Vested	(680)	$43.17
Forfeited	(249)	$41.14
Nonvested at January 26, 2020	2,119	$42.87
We determine the fair value of time-lapse restricted stock units and EPS performance restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. We expense EPS performance restricted stock units on a graded-vesting basis, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. There were 23 thousand EPS performance target grants outstanding at January 26, 2020, with a grant-date fair value of $46.82. The actual number of EPS performance restricted stock units issued at the vesting date could be either 0% or 100% of the initial grant, depending on actual performance achieved. We estimate expense based on the number of awards expected to vest.
In 2019, we issued approximately 388 thousand FCF performance restricted stock units for which vesting is contingent upon achievement of free cash flow (defined as Net cash provided by operating activities less capital expenditures and certain investing and financing activities) compared to annual operating plan objectives over a three-year period. An annual objective will be established each fiscal year for three consecutive years. Performance against these objectives will be averaged at the end of the three-year period to determine the number of underlying units that will vest at the end of the three years. The actual number of FCF performance restricted stock units issued at the vesting date could range from 0% to 200% of the initial grant depending on actual performance achieved. The fair value of FCF performance restricted stock units will be based upon the quoted price of our stock at the date of grant. We will expense FCF performance restricted stock units over the requisite service period of each objective. As of January 26, 2020, we have granted 258 thousand of the issued FCF performance restricted stock units, which are included in the table above. There were 182 thousand FCF performance target grants outstanding at January 26, 2020, with a weighted-average grant-date fair value of $42.16.
As of January 26, 2020, total remaining unearned compensation related to nonvested time-lapse restricted stock units, EPS performance restricted stock units and FCF performance restricted units was $53, which will be amortized over the weighted-average remaining service period of 1.9 years. The fair value of restricted stock units vested during the six-month periods ended January 26, 2020, and January 27, 2019, was $32, and $24, respectively. The weighted-average grant-date fair value of the restricted stock units granted during the six-month period ended January 27, 2019 was $36.35.
The following table summarizes TSR performance restricted stock units as of January 26, 2020:

	Units	Weighted-Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 28, 2019	1,308	$37.33
Granted	619	$63.06
Vested	—	$—
Forfeited	(564)	$39.36
Nonvested at January 26, 2020	1,363	$48.17
We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation.
Weighted-average assumptions used in the Monte Carlo simulation were as follows:

	2020	2019
Risk-free interest rate	1.48%	2.80%
Expected dividend yield	2.95%	3.79%
Expected volatility	27.01%	24.50%
Expected term	3 years	3 years
We recognize compensation expense on a straight-line basis over the service period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of January 26, 2020, total remaining unearned compensation related to TSR performance restricted stock units was $34, which will be amortized over the weighted-average remaining service period of 2.2 years. In the first quarter of 2020, recipients of TSR performance restricted stock units earned 0% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 26, 2019. In the first quarter of 2019, recipients of TSR performance restricted stock units earned 0% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 27, 2018. The weighted-average grant-date fair value of the TSR performance restricted stock units granted during 2019 was $31.29.
The excess tax benefits of $1 in the six-month period ended January 26, 2020, and the excess tax deficiencies of $2 in the six-month period ended January 27, 2019, on the exercise of stock options and vested restricted stock were presented as cash flows from operating activities. Cash received from the exercise of stock options was $4 for the six-month period ended January 26, 2020, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
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
We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated as of January 26, 2020. While the potential future charges could be material in a particular quarter or annual period, based on information currently known by us, we do not believe any such charges are likely to have a material adverse effect on our consolidated results of operations or financial condition.
19. Supplemental Financial Statement Data

Balance Sheets	January 26, 2020	July 28, 2019
Inventories
Raw materials, containers and supplies	$294	$271
Finished products	485	592
	$779	$863

	Three Months Ended		Six Months Ended
Statements of Earnings	January 26, 2020	January 27, 2019	January 26, 2020	January 27, 2019
Other expenses / (income)
Amortization of intangible assets	$11	$12	$22	$23
Net periodic benefit income other than the service cost	(34)	(20)	(57)	(40)
Investment (gains) / losses	—	(2)	4	7
Loss on sale of business(1)	—	—	64	—
Other	1	2	1	2
	$(22)	$(8)	$34	$(8)
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
We completed the sale of our Kelsen business on September 23, 2019, for $322 million, subject to customary purchase price adjustments. We completed the sale of our Arnott’s business and certain other international operations, including the simple meals and shelf-stable beverages businesses in Australia and Asia Pacific (the Arnott's and other international operations), on December 23, 2019, for $2.286 billion, subject to customary purchase price adjustments. We have reflected the results of operations of the Kelsen business and the Arnott’s and other international operations (collectively referred to as Campbell International) as discontinued operations in the Consolidated Statements of Earnings. These businesses were historically included in the Snacks reportable segment.
In addition, on October 11, 2019, we completed the sale of our European chips business for £63 million, or $77 million. The results of the business through the date of sale were reflected in continuing operations within the Snacks reportable segment. See Notes 3 and 6 to the Consolidated Financial Statements for additional information on these divestitures and reportable segments.
After the sale of the Arnott's and other international operations, we completed the redemption of all $500 million outstanding aggregate principal amount of our 4.25% Senior Notes due 2021. In addition, we settled several tender offers to purchase $1.200 billion in aggregate principal amount of certain other unsecured debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information regarding our debt reduction activities.
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
•Net sales were comparable in 2020 at $2.162 billion, primarily due to gains in Snacks, offset by the impact of the divestiture of the European chips business.
•Interest expense increased to $149 million in 2020 from $91 million in 2019. The current year included a loss of $75 million related to the extinguishment of debt. After adjusting for this item, interest expense declined primarily due to lower levels of debt.
•Earnings from continuing operations per share were $.56 in 2020, compared to $.58 a year ago. The current and prior year included expenses of $.16 and $.07 per share, respectively, from items impacting comparability as discussed below.
•Earnings from discontinued operations per share were $3.41 in the 2020, compared to Loss per share of $.78 a year ago. The current year included gains of $3.37 per share and the prior year included expenses of $.90 per share from items impacting comparability as discussed below.

•Cash flows from operations were $663 million in 2020, compared to $846 million in 2019. The decline was primarily due to changes in accrued liabilities, principally incentive compensation and interest.
Net Earnings attributable to Campbell Soup Company
The following items impacted the comparability of net earnings and net earnings per share:
Continuing Operations
•We implemented several cost savings initiatives in recent years. In the second quarter of 2020, we recorded a pre-tax restructuring charge of $7 million and implementation costs and other related costs of $13 million in Administrative expenses, $2 million in Cost of products sold, $2 million in Marketing and selling expenses, and $1 million in Research and development expenses (aggregate impact of $19 million after tax, or $.06 per share) related to these initiatives. Year-to-date in 2020, we recorded a pre-tax restructuring charge of $10 million and implementation costs and other related costs of $21 million in Administrative expenses, $2 million in Cost of products sold, $2 million in Marketing and selling expenses, and $1 million in Research and development expenses (aggregate impact of $27 million after tax, or $.09 per share) related to these initiatives. In the second quarter of 2019, we recorded a pre-tax restructuring charge of $2 million and implementation costs and other related costs of $10 million in Administrative expenses, $9 million in Cost of products sold, $2 million in Marketing and selling expenses and $1 million in Research and development expenses (aggregate impact of $18 million after tax, or $.06 per share) related to these initiatives. Year-to-date in 2019, we recorded a pre-tax restructuring charge of $20 million and implementation costs and other related costs of $23 million in Administrative expenses, $21 million in Cost of products sold, $4 million in Marketing and selling expenses and $1 million in Research and development expenses (aggregate impact of $52 million after tax, or $.17 per share) related to these initiatives. See Note 7 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information;
•In the second quarter of 2020, we recorded a loss in Interest expense of $75 million ($57 million after tax, or $.19 per share) on the extinguishment of debt;
•In the second quarter of 2020, we recognized a pre-tax pension settlement gain in Other expenses / (income) of $11 million ($8 million after tax, or $.03 per share) associated with U.S. and Canadian pension plans. The settlement resulted from the level of lump sum distributions from the plans' assets in 2020;
•In the second quarter of 2020, we recognized a tax benefit of $19 million ($.06 per share) on the sale of our European chips business. Year-to-date in 2020, we recorded a loss in Other expenses / (income) of $64 million ($41 million after tax, or $.14 per share) on the sale of our European chips business; and
•In 2019, we reflected the impact on taxes of the enactment of the Tax Cuts and Jobs Act (the Act) that was signed into law in December 2017. In the second quarter of 2019, we recorded a tax charge of $2 million ($.01 per share) related to a transition tax on unremitted foreign earnings.
Discontinued Operations
•In the second quarter of 2020, we recognized pre-tax gains of $1.087 billion associated with the sale of the Arnott's and other international operations. In addition, we recorded tax expense of $4 million associated with the sale of the Kelsen business. The aggregate impact was $1.025 billion after tax, or $3.37 per share. Year-to-date in 2020, we recognized pre-tax net gains of $1.036 billion ($998 million after tax, or $3.29 per share) associated with the sale of Campbell International. In the second quarter of 2019, we incurred pre-tax costs of $10 million ($8 million after tax, or $.03 per share) associated with planned divestiture of the Campbell Fresh and Campbell International businesses. Year-to-date in 2019, we incurred pre-tax costs of $12 million ($9 million after tax, or $.03 per share) associated with planned divestiture of the Campbell Fresh and Campbell International businesses;
•Year-to-date in 2019, we recorded a pre-tax and after-tax restructuring charge of $1 million related to the cost savings initiatives. See Note 7 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information; and
•In the second quarter of 2019, interim impairment assessments were performed on the intangible and tangible assets within Campbell Fresh, which included Garden Fresh Gourmet, Bolthouse Farms carrot and carrot ingredients and Bolthouse Farms refrigerated beverages and salad dressings, as we continued to pursue the divestiture of these businesses. We revised our future outlook for earnings and cash flows for each of these businesses as the divestiture process progressed. We recorded non-cash impairment charges of $104 million on the tangible assets and $73 million on the intangible assets of Bolthouse Farms carrot and carrot ingredients; $96 million on the intangible assets and $9 million on the tangible assets of Bolthouse Farms refrigerated beverages and salad dressings; and $62 million on the intangible assets and $2 million on the tangible assets of Garden Fresh Gourmet. The aggregate impact of the impairment charges was $346 million ($264 million after tax, or $.87 per share).

In the first quarter of 2019, we recorded a non-cash impairment charge of $14 million ($11 million after tax, or $.04 per share) on our U.S. refrigerated soup plant assets. Year-to-date in 2019, total non-cash impairment charges recorded were $360 million ($275 million after tax, or $.91 per share).

The items impacting comparability are summarized below:

	Three Months Ended
	January 26, 2020		January 27, 2019
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations attributable to Campbell Soup Company	$171	$.56	$176	$.58
Earnings (loss) from discontinued operations	$1,037	$3.41	$(235)	$(.78)
Net earnings (loss) attributable to Campbell Soup Company	$1,208	$3.97	$(59)	$(.20)

Continuing operations:
Restructuring charges, implementation costs and other related costs	$(19)	$(.06)	$(18)	$(.06)
Loss on extinguishment of debt	(57)	(.19)	—	—
Pension settlement gain	8	.03	—	—
Tax benefit associated with divestiture	19	.06	—	—
Tax reform	—	—	(2)	(.01)
Impact of items on Earnings from continuing operations	$(49)	$(.16)	$(20)	$(.07)

Discontinued operations:
Gains (charges) associated with divestitures	$1,025	$3.37	$(8)	$(.03)
Impairment charges	—	—	(264)	(.87)
Impact of items on Earnings (loss) from discontinued operations	$1,025	$3.37	$(272)	$(.90)

	Six Months Ended
	January 26, 2020		January 27, 2019
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations attributable to Campbell Soup Company	$340	$1.12	$356	$1.18
Earnings (loss) from discontinued operations	$1,034	$3.41	$(221)	$(.73)
Net earnings attributable to Campbell Soup Company	$1,374	$4.53	$135	$.45

Continuing operations:
Restructuring charges, implementation costs and other related costs	$(27)	$(.09)	$(52)	$(.17)
Loss on extinguishment of debt	(57)	(.19)	—	—
Pension settlement gain	8	.03	—	—
Charges associated with divestiture	(41)	(.14)	—	—
Tax reform	—	—	(2)	(.01)
Impact of items on Earnings from continuing operations	$(117)	$(.39)	$(54)	$(.18)

Discontinued operations:
Gains (charges) associated with divestitures	$998	$3.29	$(9)	$(.03)
Restructuring charges, implementation costs and other related costs	—	—	(1)	—
Impairment charges	—	—	(275)	(.91)
Impact of items on Earnings (loss) from discontinued operations	$998	$3.29	$(285)	$(.94)

Earnings from continuing operations were $171 million ($.56 per share) in the current quarter, compared to $176 million ($.58 per share) in the year-ago quarter. After adjusting for items impacting comparability, earnings from continuing operations increased reflecting an improved gross profit performance and lower interest expense, partially offset by increased marketing investment.
Earnings from continuing operations were $340 million ($1.12 per share) in the six-month period this year, compared to $356 million ($1.18 per share) in the year-ago period. After adjusting for items impacting comparability, earnings from continuing operations increased reflecting lower interest expense, an improved gross profit performance, higher other income, and lower administrative expenses, partially offset by increased marketing investment.
See "Discontinued Operations" for additional information.
SECOND-QUARTER DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Three Months Ended
(Millions)	January 26, 2020	January 27, 2019	% Change(1)
Meals & Beverages	$1,224	$1,222	—
Snacks	938	949	(1)
Corporate	—	1	n/m
	$2,162	$2,172	—
__________________________________________
(1)n/m - Not meaningful.
An analysis of percent change of net sales by reportable segment follows:

	Meals & Beverages	Snacks	Total
Volume and Mix	—%	2%	1%
Price and Sales Allowances	2	—	1
Increased Promotional Spending(1)	(2)	—	(1)
Divestitures	—	(3)	(1)
	—%	(1)%	—%
__________________________________________
(1)Represents revenue reductions from trade promotion and consumer coupon redemption programs.
In Meals & Beverages, sales were comparable primarily due to gains in Prego pasta sauces and U.S. soup, partially offset by declines in beverages. Sales of U.S. soup increased 1% due to gains in condensed soups and broth, partially offset by declines in ready-to-serve soups.
In Snacks, sales decreased 1% reflecting a 3-point negative impact from the sale of the European chips business. Excluding the divestiture, sales increased reflecting gains in Goldfish crackers and Pepperidge Farm cookies, as well as gains in Kettle Brand and Cape Cod potato chips, partially offset by declines in fresh bakery products and partner brands within the Snyder's-Lance portfolio. Partner brands, which consist of third-party branded products that we sell, declined as we continued our planned prioritization of select partners to reduce complexity and improve execution.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $36 million in 2020 from 2019. As a percent of sales, gross profit was 34.3% in 2020, 32.5% in 2019.

The 1.8 percentage-point increase in gross profit percentage was due to the following factors:

Margin Impact
Productivity improvements	1.4
Price and sales allowances	0.8
Mix	0.7
Lower restructuring-related costs	0.3
Cost inflation, supply chain costs and other factors(1)	(0.7)
Higher level of promotional spending	(0.7)
1.8%
__________________________________________
(1)Includes a positive margin impact of 0.9 from cost savings initiatives, which was more than offset by cost inflation and other factors.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 11.0% in 2020 compared to 10.2% in 2019. Marketing and selling expenses increased 7% in 2020 from 2019. The increase was primarily due to higher advertising and consumer promotion expenses (approximately 8 percentage points) and higher costs related to marketing overhead (approximately 4 percentage points), partially offset by increased benefits from cost savings initiatives (approximately 5 percentage points). The increase in advertising and consumer promotion expenses was primarily in Meals & Beverages due to increased support of U.S. soup.
Administrative Expenses
Administrative expenses as a percent of sales were 6.8% in 2020 compared to 6.7% in 2019. Administrative expenses increased 1% in 2020 from 2019. The increase was primarily due to higher incentive compensation (approximately 4 percentage points); higher benefit costs (approximately 4 percentage points); higher inflation and general administrative costs (approximately 3 percentage points); and higher costs associated with costs savings initiatives (approximately 2 percentage points), partially offset by increased benefits from cost savings initiatives (approximately 9 percentage points) and costs associated with the proxy contest in the prior year (approximately 3 percentage points).
Other Expenses / (Income)
Other income was $22 million in 2020 compared to Other income of $8 million in 2019. The increase was primarily due to an $11 million pension settlement and higher net periodic benefit income.
Operating Earnings
Segment operating earnings decreased 2% in 2020 from 2019.
An analysis of operating earnings by segment follows:

	Three Months Ended
(Millions)	January 26, 2020	January 27, 2019	% Change
Meals & Beverages	$242	$253	(4)
Snacks	136	132	3
	378	385	(2)
Corporate	(21)	(58)
Restructuring charges(1)	(7)	(2)
Earnings before interest and taxes	$350	$325
__________________________________________
(1)See Note 7 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals & Beverages decreased 4%. The decrease was primarily due to increased marketing support and higher administrative costs, partially offset by improved gross profit performance.
Operating earnings from Snacks increased 3%. The increase was primarily due to improved gross profit performance, partially offset by increased marketing support.
Corporate in 2020 included costs of $18 million related to costs savings initiatives and a pension settlement gain of $11 million. Corporate in 2019 included costs of $22 million related to cost savings initiatives. Excluding these amounts, the remaining decrease in expenses primarily reflects lower administrative costs and higher net periodic benefit income.

Interest Expense
Interest expense increased to $149 million in 2020 from $91 million in 2019. The increase in interest expense was due to a loss on extinguishment of debt of $75 million, partially offset by lower levels of debt as we used the net proceeds from the businesses sold to reduce debt.
Taxes on Earnings
The effective tax rate was 16.2% in 2020 and 24.8% in 2019. The effective tax rate decreased in 2020 as we recognized a $19 million tax benefit in the second quarter on the $64 million loss on the sale of the European chips business recognized in the first quarter. We were able to use the capital loss on the sale of the European chips business to offset a portion of the capital gain from the sale of the Arnott's and other international operations.

SIX-MONTH DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Six Months Ended
(Millions)	January 26, 2020	January 27, 2019	% Change(1)
Meals & Beverages	$2,418	$2,451	(1)
Snacks	1,927	1,922	—
Corporate	—	1	n/m
	$4,345	$4,374	(1)
__________________________________________
(1)n/m - Not meaningful.
An analysis of percent change of net sales by reportable segment follows:

	Meals & Beverages	Snacks	Total
Volume and Mix	(1)%	2%	—%
Price and Sales Allowances	2	—	1
Increased Promotional Spending(1)	(2)	—	(1)
Divestitures	—	(2)	(1)
	(1)%	—%	(1)%
__________________________________________
(1)Represents revenue reductions from trade promotion and consumer coupon redemption programs.

In Meals & Beverages, sales decreased 1% primarily due to declines in U.S. soup and beverages, as well as foodservice driven by the loss of a refrigerated soup contract, partially offset by gains in Prego pasta sauces. Sales of U.S. soup decreased 1% due to declines in broth and ready-to-serve soups, partially offset by gains in condensed soups.
In Snacks, sales were comparable reflecting a 2-point negative impact from the sale of the European chips business. Excluding the divestiture, sales increased reflecting gains in Goldfish crackers and Pepperidge Farm cookies, as well as gains in Kettle Brand and Cape Cod potato chips, partially offset by declines in partner brands within the Snyder's-Lance portfolio. Partner brands declined as we continued our planned prioritization of select partners to reduce complexity and improve execution.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $48 million in 2020 from 2019. As a percent of sales, gross profit was 34.1% in 2020, 32.7% in 2019.

The 1.4 percentage-point increase in gross profit percentage was due to the following factors:

Margin Impact
Productivity improvements	1.4
Price and sales allowances	0.6
Lower restructuring-related costs	0.5
Mix	0.5
Higher level of promotional spending	(0.7)
Cost inflation, supply chain costs and other factors(1)	(0.9)
1.4%
__________________________________________
(1)Includes a positive margin impact of 0.9 from cost savings initiatives, which was more than offset by cost inflation and other factors.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 10.2% in 2020 compared to 9.9% in 2019. Marketing and selling expenses increased 3% in 2020 from 2019. The increase was primarily due to higher advertising and consumer promotion expenses (approximately 6 percentage points) and higher costs related to marketing overhead (approximately 2 percentage points), partially offset by increased benefits from cost savings initiatives (approximately 6 percentage points). The increase in advertising and consumer promotion expenses was in Meals & Beverages due to increase support of U.S. soup, and in Snacks due to increased support of Snyder's-Lance brands.
Administrative Expenses
Administrative expenses as a percent of sales were 6.5% in 2020 compared to 6.7% in 2019. Administrative expenses decreased 4% in 2020 from 2019. The decrease was primarily due to increased benefits from cost savings initiatives (approximately 8 percentage points) and costs associated with the proxy contest in the prior year (approximately 3 percentage points), partially offset by higher benefit costs (approximately 2 percentage points) and higher general administrative costs and inflation (approximately 5 percentage points).
Other Expenses / (Income)
Other expenses were $34 million in 2020 compared to Other income of $8 million in 2019. The increase was primarily due to a loss of $64 million on the sale of the European chips business, partially offset by a pension settlement gain of $11 million, higher net periodic benefit income and lower investment losses.
Operating Earnings
Segment operating earnings decreased 2% in 2020 from 2019.
An analysis of operating earnings by segment follows:

	Six Months Ended
(Millions)	January 26, 2020	January 27, 2019	% Change
Meals & Beverages	$524	$543	(3)
Snacks	261	257	2
	785	800	(2)
Corporate	(108)	(129)
Restructuring charges(1)	(10)	(20)
Earnings before interest and taxes	$667	$651
__________________________________________
(1)See Note 7 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals & Beverages decreased 3%. The decrease was primarily due to increased marketing support, higher administrative expenses and sales declines, partially offset by improved gross profit performance.
Operating earnings from Snacks increased 2%. The increase was primarily due to the benefits of cost savings initiatives and supply chain productivity programs, partially offset by cost inflation and increased marketing support.
Corporate in 2020 included a loss of $64 million from the sale of the European chips business, costs of $26 million related to costs savings initiatives and a pension settlement gain of $11 million. Corporate in 2019 included costs of $49 million related to cost savings initiatives. Excluding these amounts, the remaining decrease in expenses primarily reflects lower administrative expenses, gains on open commodity contracts, and higher net periodic benefit income.
Interest Expense
Interest expense increased to $229 million in 2020 from $182 million in 2019. The increase in interest expense was due to a loss on extinguishment of debt of $75 million, partially offset by lower levels of debt as we used the net proceeds from the businesses sold to reduce debt.
Taxes on Earnings
The effective tax rate was 22.9% in 2020 and 24.3% in 2019. The effective tax rate decreased in 2020 as we recognized a $23 million tax benefit on the $64 million loss on the sale of the European chips business.
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
Cost estimates, as well as timing for certain activities, are continuing to be developed.
A summary of the pre-tax charges recorded in Earnings from continuing operations related to these initiatives is as follows:

	Three Months Ended		Six Months Ended
(Millions, except per share amounts)	January 26, 2020	January 27, 2019	January 26, 2020	January 27, 2019	Recognized as of January 26, 2020
Restructuring charges	$7	$2	$10	$20	$239
Administrative expenses	13	10	21	23	284
Cost of products sold	2	9	2	21	69
Marketing and selling expenses	2	2	2	4	12
Research and development expenses	1	1	1	1	4
Total pre-tax charges	$25	$24	$36	$69	$608

Aggregate after-tax impact	$19	$18	$27	$52
Per share impact	$.06	$.06	$.09	$.17
A summary of the pre-tax charges recorded in Earnings (loss) from discontinued operations is as follows:

	Three Months Ended		Six Months Ended
(Millions)	January 26, 2020	January 27, 2019	January 26, 2020	January 27, 2019	Recognized as of January 26, 2020(1)
Total pre-tax charges	$—	$—	$—	$1	$23
_______________________________________
(1)Includes $19 million of severance pay and benefits and $4 million of implementation costs and other related costs.
As of April 28, 2019, we incurred substantially all of the costs for actions associated with discontinued operations. All of the costs were cash expenditures.

A summary of the pre-tax costs in Earnings from continuing operations associated with these initiatives is as follows:

(Millions)	Recognized as of January 26, 2020
Severance pay and benefits	$215
Asset impairment/accelerated depreciation	65
Implementation costs and other related costs	328
Total	$608
The total estimated pre-tax costs for actions associated with continuing operations that have been identified are approximately $660 million to $685 million. This estimate will be updated as costs for the expanded initiatives are developed.
We expect the costs for actions associated with continuing operations that have been identified to date to consist of the following: approximately $215 million to $220 million in severance pay and benefits; approximately $65 million in asset impairment and accelerated depreciation; and approximately $380 million to $400 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 33%; Snacks - approximately 42%; and Corporate - approximately 25%.
Of the aggregate $660 million to $685 million of pre-tax costs associated with continuing operations identified to date, we expect approximately $585 million to $610 million will be cash expenditures. In addition, we expect to invest approximately $395 million in capital expenditures through 2021, of which we invested approximately $300 million as of January 26, 2020. The capital expenditures primarily relate to the U.S. warehouse optimization project, implementation of an SAP enterprise-resource planning system for Snyder's-Lance, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, optimization of information technology infrastructure and applications, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, insourcing of manufacturing for certain simple meal products, and optimization of the Snyder’s-Lance warehouse and distribution network.
We expect to incur the costs for the actions associated with continuing operations that have been identified to date through 2021 and to fund the costs through cash flows from operations and short-term borrowings.
We expect the initiatives for actions associated with continuing operations that have been identified to date to generate pre-tax savings of $710 million in 2020, and once all phases are implemented, to generate annual ongoing savings of approximately $850 million by the end of 2022. In the six-month period ended January 26, 2020, we generated an additional $90 million of pre-tax savings. The annual pre-tax savings associated with continuing operations generated were as follows:

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
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs in Earnings from continuing operations associated with segments is as follows:

	January 26, 2020
(Millions)	Three Months Ended	Six Months Ended	Costs Incurred to Date
Meals & Beverages	$3	$5	$216
Snacks	18	27	228
Corporate	4	4	164
Total	$25	$36	$608
See Note 7 to the Consolidated Financial Statements for additional information.
Discontinued Operations
On February 25, 2019, we sold our U.S. refrigerated soup business, and on April 25, 2019, we sold our Garden Fresh Gourmet business. Proceeds were $55 million, subject to customary purchase price adjustments. On June 16, 2019, we sold our Bolthouse Farms business. Proceeds were $500 million. Beginning in the third quarter of 2019, we have reflected the results of these businesses as discontinued operations in the Consolidated Statements of Earnings for all periods presented. These businesses were historically included in the Campbell Fresh reportable segment.

We completed the sale of our Kelsen business on September 23, 2019, for $322 million, subject to customary purchase price adjustments. We also completed the sale of the Arnott’s and other international operations on December 23, 2019, for $2.286 billion, subject to customary purchase price adjustments. Beginning in the fourth quarter of 2019, we have reflected the results of operations of the Kelsen business and the Arnott’s and other international operations, or Campbell International, as discontinued operations in the Consolidated Statements of Earnings for all periods presented. These businesses were historically included in the Snacks reportable segment.
Results of discontinued operations were as follows:

	Three Months Ended			Six Months Ended
	Campbell International		Campbell Fresh	Campbell International		Campbell Fresh
(Millions)	January 26, 2020	January 27, 2019	January 27, 2019	January 26, 2020	January 27, 2019	January 27, 2019
Net sales	$136	$311	$230	$359	$577	$456

Impairment charges	$—	$—	$346	$—	$—	$360

Earnings (loss) before taxes from operations	$16	$59	$(356)	$53	$94	$(368)
Taxes on earnings (loss) from operations	4	17	(87)	17	27	(89)
Gain (loss) on sale of business / costs associated with selling the businesses	1,087	(4)	(6)	1,036	(5)	(7)
Tax expense (benefit) on sale / costs associated with selling the businesses	62	(1)	(1)	38	(1)	(2)
Earnings (loss) from discontinued operations	$1,037	$39	$(274)	$1,034	$63	$(284)

In 2020, Campbell International sales and earnings from operations decreased reflecting the sales of the businesses.
The sale of the Arnott's and other international operations resulted in a substantial capital gain for tax purposes. We were able to utilize capital losses, which were offset with valuation allowances as of July 28, 2019, to offset the capital gain.
In the second quarter of 2019, we recorded impairment charges of $346 million ($264 million after tax, or $.87 per share) on the reporting units in Campbell Fresh. Year-to-date in 2019, we recorded non-cash impairment charges of $360 million ($275 million after tax, or $.91 per share). See "Overview" for additional information.
LIQUIDITY AND CAPITAL RESOURCES
We expect foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations; long-term borrowings; short-term borrowings, including commercial paper; credit facilities; and cash and cash equivalents. We believe that our sources of financing will be adequate to meet our future requirements.
We completed the sale of our Kelsen business on September 23, 2019, for $322 million, subject to customary purchase price adjustments. On September 30, 2019, we repaid $399 million of our single draw 3-year senior unsecured term loan facility using net proceeds from the Kelsen sale and the issuance of commercial paper. In addition, on October 11, 2019, we completed the sale of our European chips business for £63 million, or $77 million.
We completed the sale of the Arnott’s and other international operations on December 23, 2019, for $2.286 billion, subject to customary purchase price adjustments. We used the net proceeds from the sale to reduce our debt through a series of actions. On December 31, 2019, we repaid the $100 million outstanding balance on our senior unsecured term loan facility. On January 22, 2020, we completed the redemption of all $500 million outstanding aggregate principal amount of our 4.25% Senior Notes due 2021. On January 24, 2020, we settled the tender offers to purchase $1.200 billion in aggregate principal amount of certain unsecured debt, comprised of $329 million of 3.30% Senior Notes due 2021, $634 million of 3.65% Senior Notes due 2023, and $237 million of 3.80% Senior Notes due 2042. The total consideration for the redemption and the tender offers was $1.765 billion and the total carrying amount of the purchased notes was $1.691 billion, resulting in a loss of $75 million (including $65 million of premium, as well as accrued fees and other costs associated with the tender offers) which was recorded in Interest expense in the Consolidated Statement of Earnings. In addition, we paid accrued and unpaid interest on the purchased notes through the dates of settlement. The net divestiture proceeds remaining after these debt reduction activities were used to reduce commercial paper borrowings. See Note 12 to the Consolidated Financial Statements for additional information.
We generated cash flows from operations of $663 million in 2020, compared to $846 million in 2019. The decline in 2020 was primarily due to changes in accrued liabilities, principally incentive compensation and interest.

Current assets are less than current liabilities as a result of our level of current maturities of long-term debt and short-term borrowings and our focus to lower core working capital requirements while extending payment terms for accounts payables. We had negative working capital of $980 million as of January 26, 2020, and $1.418 billion as of July 28, 2019. Total debt maturing within one year was $902 million as of January 26, 2020, and $1.603 billion as of July 28, 2019.
Capital expenditures were $167 million in 2020 and $198 million in 2019. Capital expenditures are expected to total approximately $350 million in 2020. Major capital projects for 2020 include the implementation of an SAP enterprise-resource planning system for Snyder's-Lance, a Milano cookie capacity expansion project, a Goldfish cracker capacity expansion project and chip capacity expansion projects.
Pepperidge Farm and Snyder’s-Lance have a direct-store-delivery distribution model that uses independent contractor distributors. In order to maintain and expand this model, we routinely purchase and sell routes. The purchase and sale proceeds of the routes are reflected in investing activities.
On October 30, 2018, we purchased the remaining ownership interest in Yellow Chips Holdings B.V. (Yellow Chips), and began consolidating the business. The purchase price was $18 million. Yellow Chips was included in the sale of our European chips business.
Dividend payments were $213 million in 2020 and $212 million in 2019.
We suspended our share repurchases as of the second quarter of 2018. See Note 16 to the Consolidated Financial Statements for additional information.
In August 2019, we repaid and terminated the AUD $335 million, or $227 million, balance outstanding under our single-draw syndicated facility. The repayment was funded through the issuance of commercial paper.
As of January 26, 2020, we had $902 million of short-term borrowings due within one year, of which $401 million was comprised of commercial paper borrowings. As of January 26, 2020, we issued $40 million of standby letters of credit. We have a committed revolving credit facility totaling $1.85 billion that matures in December 2021. This U.S. facility remained unused at January 26, 2020, except for $1 million of standby letters of credit that we issued under it. The U.S. facility supports our commercial paper programs and other general corporate purposes. We expect to continue to access the commercial paper markets, bank credit lines and utilize cash flows from operations to support our short-term liquidity requirements.
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
•disruptions to our supply chain and/or operations, including from the recent coronavirus outbreak as well as fluctuations in the supply of and inflation in energy and raw and packaging materials cost;
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
•the uncertainties of litigation and regulatory actions against us;
•the costs, disruption and diversion of management’s attention associated with activist investors;
•a material failure in or breach of our information technology systems;
•impairment to goodwill or other intangible assets;
•our ability to protect our intellectual property rights;
•increased liabilities and costs related to our defined benefit pension plans;
•our ability to attract and retain key talent;
•changes in currency exchange rates, tax rates, interest rates, debt and equity markets, inflation rates, economic conditions, law, regulation and other external factors; and
•unforeseen business disruptions in one or more of our markets due to political instability, civil disobedience, terrorism, armed hostilities, extreme weather conditions, natural disasters, pandemics or other calamities.
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
Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedure
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 26, 2020 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

b.Changes in Internal Control
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or were likely to materially affect, such control over financial reporting during the quarter ended January 26, 2020.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Note 18 to the Consolidated Financial Statements and incorporated herein by reference.
Item 1A. Risk Factors
The following disclosure modifies the discussion of risks and uncertainties previously disclosed in our Annual Report on Form 10-K for the year ended July 28, 2019. These risks and uncertainties, along with those previously disclosed, could materially adversely affect our business or financial results. Additional risks and uncertainties that are not presently known to us or that we deem immaterial may also impair our business or financial results.
Operational Risk Factor
Disruption to our supply chain could adversely affect our business
Our ability to manufacture and/or sell our products may be impaired by damage or disruption to our manufacturing, warehousing or distribution capabilities, or to the capabilities of our suppliers, contract manufacturers, logistics service providers or independent distributors. This damage or disruption could result from execution issues, as well as factors that are hard to predict or are beyond our control, such as product or raw material scarcity, adverse weather conditions, natural disasters, fire, terrorism, pandemics, strikes, cybersecurity breaches, government shutdowns, disruptions in logistics, supplier capacity constraints or other events. Production of the agricultural commodities used in our business may also be adversely affected by drought and excessive rain, temperature extremes and other adverse weather events, water scarcity, scarcity of suitable agricultural land, scarcity of organic ingredients, crop size, cattle cycles, crop disease and crop pests. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, may adversely affect our business or financial results, particularly in circumstances when a product is sourced from a single supplier or location. Disputes with significant suppliers, contract manufacturers, logistics service providers or independent distributors, including disputes regarding pricing or performance, may also adversely affect our ability to manufacture and/or sell our products, as well as our business or financial results.
We are actively monitoring the recent coronavirus outbreak and its potential impact on our supply chain and operations. Although our products are manufactured in North America and we source the significant majority of our ingredients and raw materials from North America, due to current and potential future port closures and other restrictions resulting from the outbreak, global supply may become constrained, which may cause the price of certain ingredients and raw materials used in our products to increase and/or we may experience disruptions to our operations. While we do not expect that the virus will have a material adverse effect on our business or financial results at this time, we are unable to accurately predict the impact that the coronavirus will have due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and actions that may be taken by governmental authorities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 6. Exhibits
The Index to Exhibits, which immediately precedes the signature page, is incorporated by reference into this Report.

INDEX TO EXHIBITS

10.1*	2020 Non-Employee Director Fees.

10.2*	Severance Agreement dated November 20, 2019 between Anthony P. DiSilvestro and Campbell Soup Company.

31.1	Certification of Mark A. Clouse pursuant to Rule 13a-14(a).

31.2	Certification of Mick Beekhuizen pursuant to Rule 13a-14(a).

32.1	Certification of Mark A. Clouse pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Mick Beekhuizen pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Extension Definition Linkbase Document.

101.LAB	Inline XBRL Extension Label Linkbase Document.

101.PRE	Inline XBRL Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).
*This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 4, 2020

CAMPBELL SOUP COMPANY

By:	/s/ Mick Beekhuizen
Mick Beekhuizen
Executive Vice President and Chief Financial Officer

By:	/s/ Stanley Polomski
Stanley Polomski
Vice President and Controller