Form 10-Q
period 2020-04-26
CAMPBELL SOUP CO
filed 2020-06-03
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended	Commission File Number
April 26, 2020	1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.
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

There were 302,164,426 shares of capital stock outstanding as of May 27, 2020.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019
Net sales	$2,238	$1,953	$6,583	$6,327
Costs and expenses
Cost of products sold	1,466	1,298	4,331	4,240
Marketing and selling expenses	239	215	682	647
Administrative expenses	154	150	436	444
Research and development expenses	25	23	69	66
Other expenses / (income)	81	20	115	12
Restructuring charges	—	2	10	22
Total costs and expenses	1,965	1,708	5,643	5,431
Earnings before interest and taxes	273	245	940	896
Interest expense	55	89	284	271
Interest income	—	—	3	1
Earnings before taxes	218	156	659	626
Taxes on earnings	52	33	153	147
Earnings from continuing operations	166	123	506	479
Earnings (loss) from discontinued operations	2	(39)	1,036	(260)
Net earnings	168	84	1,542	219
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	—
Net earnings attributable to Campbell Soup Company	$168	$84	$1,542	$219
Per Share — Basic
Earnings from continuing operations attributable to Campbell Soup Company	$.55	$.41	$1.68	$1.59
Earnings (loss) from discontinued operations	.01	(.13)	3.43	(.86)
Net earnings attributable to Campbell Soup Company	$.56	$.28	$5.11	$.73
Weighted average shares outstanding — basic	302	301	302	301
Per Share — Assuming Dilution
Earnings from continuing operations attributable to Campbell Soup Company	$.55	$.41	$1.66	$1.59
Earnings (loss) from discontinued operations	.01	(.13)	3.41	(.86)
Net earnings attributable to Campbell Soup Company(1)	$.55	$.28	$5.07	$.73
Weighted average shares outstanding — assuming dilution	304	302	304	302
(1) Sum of the individual amounts may not add due to rounding.
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(unaudited)
(millions)

	Three Months Ended
	April 26, 2020			April 28, 2019
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings (loss)			$168			$84
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(13)	$—	(13)	$(26)	$—	(26)
Cash-flow hedges:
Unrealized gains (losses) arising during the period	8	(2)	6	2	—	2
Reclassification adjustment for (gains) losses included in net earnings	1	—	1	(1)	—	(1)
Pension and other postretirement benefits:
Reclassification of prior service credit included in net earnings	(7)	2	(5)	(8)	2	(6)
Other comprehensive income (loss)	$(11)	$—	(11)	$(33)	$2	(31)
Total comprehensive income (loss)			$157			$53
Total comprehensive income (loss) attributable to noncontrolling interests			1			—
Total comprehensive income (loss) attributable to Campbell Soup Company			$156			$53

	Nine Months Ended
	April 26, 2020			April 28, 2019
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings (loss)			$1,542			$219
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(10)	$—	(10)	$(49)	$—	(49)
Reclassification of currency translation adjustments realized upon disposal of businesses	206	4	210	—	—	—
Cash-flow hedges:
Unrealized gains (losses) arising during period	9	(2)	7	1	—	1
Reclassification adjustment for (gains) losses included in net earnings	2	(1)	1	—	—	—
Pension and other postretirement benefits:
Reclassification of prior service credit included in net earnings	(21)	5	(16)	(22)	5	(17)
Other comprehensive income (loss)	$186	$6	192	$(70)	$5	(65)
Total comprehensive income (loss)			$1,734			$154
Total comprehensive income (loss) attributable to noncontrolling interests			1			—
Total comprehensive income (loss) attributable to Campbell Soup Company			$1,733			$154
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	April 26, 2020	July 28, 2019
Current assets
Cash and cash equivalents	$1,242	$31
Accounts receivable, net	662	574
Inventories	731	863
Other current assets ($29 as of 2020 attributable to variable interest entity)	111	71
Current assets of discontinued operations	—	428
Total current assets	2,746	1,967
Plant assets, net of depreciation	2,340	2,455
Goodwill	3,981	4,017
Other intangible assets, net of amortization	3,362	3,415
Other assets ($76 as of 2019 attributable to variable interest entity)	289	127
Noncurrent assets of discontinued operations	—	1,167
Total assets	$12,718	$13,148
Current liabilities
Short-term borrowings	$1,504	$1,371
Payable to suppliers and others	993	814
Accrued liabilities	619	609
Dividends payable	108	107
Accrued income taxes	45	15
Current liabilities of discontinued operations	—	469
Total current liabilities	3,269	3,385
Long-term debt	5,191	7,103
Deferred taxes	959	924
Other liabilities	718	559
Noncurrent liabilities of discontinued operations	—	65
Total liabilities	10,137	12,036
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	386	372
Earnings retained in the business	3,212	1,993
Capital stock in treasury, at cost	(1,028)	(1,076)
Accumulated other comprehensive income (loss)	(7)	(198)
Total Campbell Soup Company shareholders' equity	2,575	1,103
Noncontrolling interests	6	9
Total equity	2,581	1,112
Total liabilities and equity	$12,718	$13,148
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Nine Months Ended
	April 26, 2020	April 28, 2019
Cash flows from operating activities:
Net earnings	$1,542	$219
Adjustments to reconcile net earnings to operating cash flow
Impairment charges	—	360
Restructuring charges	10	22
Stock-based compensation	47	45
Pension and postretirement benefit income	(11)	(16)
Depreciation and amortization	241	349
Deferred income taxes	35	50
Net (gain) loss on sales of businesses	(975)	18
Loss on extinguishment of debt	75	—
Investment losses	49	—
Other	74	21
Changes in working capital, net of acquisition and divestitures
Accounts receivable	(121)	(63)
Inventories	118	156
Prepaid assets	(4)	(19)
Accounts payable and accrued liabilities	92	60
Other	(47)	(54)
Net cash provided by operating activities	1,125	1,148
Cash flows from investing activities:
Purchases of plant assets	(220)	(274)
Purchases of route businesses	(10)	(27)
Sales of route businesses	8	29
Business acquired, net of cash acquired	—	(18)
Sales of businesses, net of cash divested	2,537	54
Other	3	14
Net cash provided by (used in) investing activities	2,318	(222)
Cash flows from financing activities:
Short-term borrowings	5,610	4,681
Short-term repayments	(6,405)	(4,995)
Long-term borrowings	1,000	—
Long-term repayments	(499)	(300)
Dividends paid	(320)	(318)
Treasury stock issuances	23	—
Payments related to tax withholding for stock-based compensation	(10)	(8)
Payments related to extinguishment of debt	(1,768)	—
Payments of debt issuance costs	(9)	(1)
Net cash used in financing activities	(2,378)	(941)
Effect of exchange rate changes on cash	(2)	(5)
Net change in cash and cash equivalents	1,063	(20)
Cash and cash equivalents — beginning of period	31	49
Cash and cash equivalents discontinued operations — beginning of period	148	177
Cash and cash equivalents discontinued operations — end of period	—	(161)
Cash and cash equivalents — end of period	$1,242	$45
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at January 27, 2019	323	$12	(22)	$(1,079)	$349	$2,130	$(143)	$9	$1,278
Net earnings (loss)						84		—	84
Other comprehensive income (loss)							(31)	—	(31)
Dividends ($.35 per share)						(107)			(107)
Treasury stock purchased			—	—					—
Treasury stock issued under management incentive and stock option plans			—	2	11	—			13
Balance at April 28, 2019	323	$12	(22)	$(1,077)	$360	$2,107	$(174)	$9	$1,237

Balance at July 29, 2018	323	$12	(22)	$(1,103)	$349	$2,224	$(118)	$9	$1,373
Cumulative effect of changes in accounting principle:
Revenue(1)						(8)			(8)
Stranded tax effects(1)						(9)	9		—
Net earnings (loss)						219		—	219
Other comprehensive income (loss)							(65)	—	(65)
Dividends ($1.05 per share)						(319)			(319)
Treasury stock purchased			—	—					—
Treasury stock issued under management incentive and stock option plans			—	26	11	—			37
Balance at April 28, 2019	323	$12	(22)	$(1,077)	$360	$2,107	$(174)	$9	$1,237

Balance at January 26, 2020	323	$12	(21)	$(1,048)	$374	$3,151	$5	$5	$2,499
Net earnings (loss)						168		—	168
Other comprehensive income (loss)							(12)	1	(11)
Dividends ($.35 per share)						(107)			(107)
Treasury stock purchased			—	—					—
Treasury stock issued under management incentive and stock option plans			—	20	12	—			32
Balance at April 26, 2020	323	$12	(21)	$(1,028)	$386	$3,212	$(7)	$6	$2,581

Balance at July 28, 2019	323	$12	(22)	$(1,076)	$372	$1,993	$(198)	$9	$1,112
Net earnings (loss)						1,542		—	1,542
Divestiture								(4)	(4)
Other comprehensive income (loss)							191	1	192
Dividends ($1.05 per share)						(321)			(321)
Treasury stock purchased			—	—					—
Treasury stock issued under management incentive and stock option plans			1	48	14	(2)			60
Balance at April 26, 2020	323	$12	(21)	$(1,028)	$386	$3,212	$(7)	$6	$2,581
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
The consolidated financial statements include our accounts and entities in which we maintain a controlling financial interest and a variable interest entity (VIE) for which we were the primary beneficiary. See Note 14 for a discussion of the VIE. Intercompany transactions are eliminated in consolidation. See Note 3 for a discussion of Discontinued Operations.
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
In August 2018, the FASB issued guidance on accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for fiscal years beginning after December 15, 2019. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively. Early adoption is permitted. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements. We intend to adopt the guidance on a prospective basis.
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
In March 2020, the FASB issued guidance that provides optional expedients and exceptions for a limited period of time for accounting for contracts, hedging relationships, and other transactions affected by the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued. Optional expedients can be applied from March 12, 2020 through December 31, 2022. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

3. Divestitures
Discontinued Operations
On February 25, 2019, we sold our U.S. refrigerated soup business, and on April 25, 2019, we sold our Garden Fresh Gourmet business. Proceeds were $55. On June 16, 2019, we sold our Bolthouse Farms business. Proceeds were $500. Beginning in the third quarter of 2019, we have reflected the results of these businesses as discontinued operations in the Consolidated Statements of Earnings for all periods presented. These businesses were historically included in the Campbell Fresh reportable segment.
We completed the sale of our Kelsen business on September 23, 2019, for $322. We also completed the sale of our Arnott’s business and certain other international operations, including the simple meals and shelf-stable beverages businesses in Australia and Asia Pacific (the Arnott's and other international operations), on December 23, 2019, for $2,286. The purchase price was subject to certain post-closing adjustments, which resulted in $4 of additional proceeds in the third quarter of 2020. Beginning in the fourth quarter of 2019, we have reflected the results of operations of the Kelsen business and the Arnott’s and other international operations (collectively referred to as Campbell International) as discontinued operations in the Consolidated Statements of Earnings for all periods presented. These businesses were historically included in the Snacks reportable segment.
Results of discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	Campbell International	Campbell Fresh	Campbell International		Campbell Fresh
	April 28, 2019	April 28, 2019	April 26, 2020	April 28, 2019	April 28, 2019
Net sales	$225	$210	$359	$802	$666

Impairment charges	$—	$—	$—	$—	$360

Earnings (loss) before taxes from operations	$21	$7	$53	$115	$(361)
Taxes on earnings (loss) from operations	12	7	17	39	(82)
Gain (loss) on sale of businesses / costs associated with selling the businesses	(2)	(24)	1,039	(7)	(31)
Tax expense (benefit) on sale / costs associated with selling the businesses	(1)	23	39	(2)	21
Earnings (loss) from discontinued operations	$8	$(47)	$1,036	$71	$(331)

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
In addition, in the third quarter of 2019, we recorded tax expense of $29 as deferred tax assets on Bolthouse Farms were not realizable.
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
The depreciation and amortization, capital expenditures, sale proceeds and significant noncash operating items of Campbell Fresh and Campbell International were as follows:

	Nine Months Ended
	April 26, 2020	April 28, 2019
Cash flows from discontinued operating activities:
Impairment charges	$—	$360
Depreciation and amortization(1)	—	72
Net (gain) loss on sales of discontinued operations businesses	(1,039)	18

Cash flows from discontinued investing activities:
Capital expenditures	$30	$45
Sales of discontinued operations businesses, net of cash divested	2,466	54
_______________________________________________
(1)Depreciation and amortization are no longer recognized once businesses are classified as held for sale/discontinued operations.
Other Divestitures
On October 11, 2019, we completed the sale of our European chips business for £63, or $77. The European chips business had net sales of $25 for the nine-month period ended April 26, 2020. The European chips business had net sales of $33 for the three-month period and $93 for the nine-month period ended April 28, 2019. Earnings were not material in either period. The results of the European chips business through the date of sale were reflected in continuing operations within the Snacks reportable segment. The pre-tax loss recognized in the first quarter on the sale was $64, which included the impact of allocated goodwill and foreign currency translation adjustments. For tax purposes, in the first quarter, the capital loss on the sale was offset by a valuation allowance.

In the second quarter of 2020, we recognized a $19 tax benefit in continuing operations as we were able to use the capital loss on this sale to offset a portion of the capital gain from the sale of the Arnott's and other international operations.
4. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

	Foreign Currency Translation Adjustments(1)	Gains (Losses) on Cash Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at July 29, 2018	$(154)	$(4)	$40	$(118)
Cumulative effect of a change in accounting principle(4)	2	(3)	10	9
Other comprehensive income (loss) before reclassifications	(49)	1	—	(48)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(17)	(17)
Net current-period other comprehensive income (loss)	(49)	1	(17)	(65)
Balance at April 28, 2019	$(201)	$(6)	$33	$(174)

Balance at July 28, 2019	$(218)	$(9)	$29	$(198)
Other comprehensive income (loss) before reclassifications	(11)	7	—	(4)
Amounts reclassified from accumulated other comprehensive income (loss)(5)	210	1	(16)	195
Net current-period other comprehensive income (loss)	199	8	(16)	191
Balance at April 26, 2020	$(19)	$(1)	$13	$(7)
_____________________________________
(1)Included no tax as of April 26, 2020, a tax expense of $4 as of July 28, 2019, and April 28, 2019, and $6 as of July 29, 2018.
(2)Included a tax expense of $1 as of April 26, 2020, and a tax benefit of $2 as of July 28, 2019, $1 as of April 28, 2019, and $4 as of July 29, 2018.
(3)Included a tax expense of $3 as of April 26, 2020, $8 as of July 28, 2019, $10 as of April 28, 2019, and $25 as of July 29, 2018.
(4)Reflects the adoption of the FASB guidance on stranded tax effects. See Note 2 for additional information.
(5)Reflects amounts reclassified from sale of businesses. See Note 3 for additional information.
Amounts related to noncontrolling interests were not material.

The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019	Location of (Gain) Loss Recognized in Earnings
Foreign currency translation adjustments:
Currency translation (gains) losses realized upon disposal of businesses	$—	$—	$23	$—	Other expenses / (income)
Currency translation (gains) losses realized upon disposal of businesses	—	—	183	—	Earnings (loss) from discontinued operations
Total before tax	—	—	206	—
Tax expense (benefit)	—	—	4	—
(Gain) loss, net of tax	$—	$—	$210	$—

(Gains) losses on cash flow hedges:
Foreign exchange forward contracts	$1	$(1)	$—	$(2)	Cost of products sold
Foreign exchange forward contracts	—	(1)	—	(1)	Other expenses / (income)
Foreign exchange forward contracts	—	—	1	1	Earnings (loss) from discontinued operations
Forward starting interest rate swaps	—	1	1	2	Interest expense
Total before tax	1	(1)	2	—
Tax expense (benefit)	—	—	(1)	—
(Gain) loss, net of tax	$1	$(1)	$1	$—

Pension and postretirement benefit adjustments:
Prior service credit	$(7)	$(8)	$(21)	$(22)	Other expenses / (income)
Tax expense (benefit)	2	2	5	5
(Gain) loss, net of tax	$(5)	$(6)	$(16)	$(17)

5. Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill by business segment:

	Meals & Beverages	Snacks	Total
Net balance at July 28, 2019	$977	$3,040	$4,017
Divestiture(1)	—	(34)	(34)
Foreign currency translation adjustment	(6)	4	(2)
Net balance at April 26, 2020	$971	$3,010	$3,981
______________________________________________________
(1)On October 11, 2019, we completed the sale of our European chips business. See Note 3 for additional information.

Intangible Assets
The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

				April 26, 2020			July 28, 2019
Intangible Assets	Estimated Useful Lives			Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships	10	to	22	$851	$(100)	$751	$855	$(70)	$785
Other	1.5	to	20	14	(14)	—	14	(13)	1
Total amortizable intangible assets				$865	$(114)	$751	$869	$(83)	$786
Non-amortizable intangible assets
Trademarks						2,611			2,629
Total net intangible assets						$3,362			$3,415
Non-amortizable intangible assets consist of trademarks. As of April 26, 2020, trademarks primarily included $1,978 associated with Snyder's-Lance, $280 associated with Pacific Foods and $292 related to Pace. Other amortizable intangible assets consist of recipes, non-compete agreements, trademarks and patents.
Amortization of intangible assets in Earnings from continuing operations was $33 and $36 for the nine-month periods ended April 26, 2020, and April 28, 2019, respectively. Amortization expense for the next 5 years is estimated to be approximately $44 per year.
Amortization of intangible assets in Earnings (loss) from discontinued operations was $8 for the nine-month period ended April 28, 2019. See Note 3 for additional information on discontinued operations.
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

	Three Months Ended		Nine Months Ended
	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019
Net sales
Meals & Beverages	$1,210	$1,006	$3,628	$3,457
Snacks	1,028	947	2,955	2,869
Corporate	—	—	—	1
Total	$2,238	$1,953	$6,583	$6,327

	Three Months Ended		Nine Months Ended
	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019
Earnings before interest and taxes
Meals & Beverages	$275	$204	$799	$747
Snacks	154	129	415	386
Corporate(1)	(156)	(86)	(264)	(215)
Restructuring charges(2)	—	(2)	(10)	(22)
Total	$273	$245	$940	$896
_______________________________________
(1)Represents unallocated items. Pension benefit settlement adjustments are included in Corporate. There were settlement charges of $54 and $43 for the three- and nine-month periods ended April 26, 2020, respectively, and charges of $28 in the three- and nine-month periods ended April 28, 2019. A loss of $45 on Acre Venture Partners, L.P. (Acre) was included in the three- and nine-month periods ended April 26, 2020. See Note 14 for additional information on Acre. A loss of $64 on the sale of our European chips business was included in the nine-month period ended April 26, 2020. Costs related to the cost savings initiatives were $14 and $19 in the three-month periods and $40 and $68 in the nine-month periods ended April 26, 2020, and April 28, 2019, respectively.
(2)See Note 7 for additional information.
Our net sales based on product categories are as follows:

	Three Months Ended		Nine Months Ended
	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019
Net sales
Soup	$681	$528	$2,144	$2,020
Snacks	1,040	967	3,005	2,922
Other simple meals	324	270	886	829
Beverages	193	188	548	555
Other	—	—	—	1
Total	$2,238	$1,953	$6,583	$6,327
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
Cost estimates, as well as timing for certain activities, are continuing to be developed.
A summary of the pre-tax charges recorded in Earnings from continuing operations related to these initiatives is as follows:

	Three Months Ended		Nine Months Ended
	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019	Recognized as of April 26, 2020
Restructuring charges	$—	$2	$10	$22	$239
Administrative expenses	10	12	31	35	294
Cost of products sold	4	4	6	25	73
Marketing and selling expenses	—	2	2	6	12
Research and development expenses	—	1	1	2	4
Total pre-tax charges	$14	$21	$50	$90	$622
A summary of the pre-tax charges (gains) recorded in Earnings (loss) from discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019	Recognized as of April 26, 2020(1)
Total pre-tax charges (gains)	$—	$(1)	$—	$—	$23
_______________________________________
(1)Includes $19 of severance pay and benefits and $4 of implementation costs and other related costs.
As of April 28, 2019, we incurred substantially all of the costs for actions associated with discontinued operations. All of the costs were cash expenditures.
A summary of the pre-tax costs in Earnings from continuing operations associated with the initiatives is as follows:

Recognized as of April 26, 2020
Severance pay and benefits	$215
Asset impairment/accelerated depreciation	65
Implementation costs and other related costs	342
Total	$622
The total estimated pre-tax costs for actions associated with continuing operations that have been identified are approximately $665 to $690 and we expect to incur the costs through 2021. This estimate will be updated as costs for the expanded initiatives are developed.
We expect the costs for actions associated with continuing operations that have been identified to date to consist of the following: approximately $215 to $220 in severance pay and benefits; approximately $65 in asset impairment and accelerated depreciation; and approximately $385 to $405 in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 33%; Snacks - approximately 42%; and Corporate - approximately 25%.
Of the aggregate $665 to $690 of pre-tax costs associated with continuing operations identified to date, we expect approximately $590 to $615 will be cash expenditures. In addition, we expect to invest approximately $420 in capital expenditures through 2021, of which we invested $311 as of April 26, 2020. The capital expenditures primarily relate to the U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, implementation of an SAP enterprise-resource planning system for Snyder's-Lance, optimization of information technology infrastructure and applications, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, insourcing of manufacturing for certain simple meal products, and optimization of the Snyder’s-Lance warehouse and distribution network.
A summary of the restructuring activity and related reserves associated with continuing operations at April 26, 2020, is as follows:

	Severance Pay and Benefits	Implementation Costs and Other Related	Asset Impairment/Accelerated Depreciation	Total Charges
		Costs(3)
Accrued balance at July 28, 2019(1)	$37
2020 charges	10	38	2	$50
2020 cash payments	(23)
Accrued balance at April 26, 2020(2)	$24
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
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs in Earnings from continuing operations associated with segments is as follows:

	April 26, 2020
	Three Months Ended	Nine Months Ended	Costs Incurred to Date
Meals & Beverages	$2	$7	$218
Snacks	10	37	238
Corporate	2	6	166
Total	$14	$50	$622

8. Earnings per Share (EPS)
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. The earnings per share calculation for the three- and nine-month periods ended April 26, 2020, excludes approximately 1 million stock options that would have been antidilutive. The earnings per share calculation for the three- and nine-month periods ended April 28, 2019, excludes approximately 2 million stock options that would have been antidilutive.
9. Noncontrolling Interests
We own a 60% controlling interest in a joint venture formed with Swire Pacific Limited in China. We also owned a 99.8% interest in Acre, a limited partnership formed to make venture capital investments in innovative new companies in food and food-related industries. See Note 14 for additional information.
The noncontrolling interests' share in the net earnings (loss) was included in Net earnings (loss) attributable to noncontrolling interests in the Consolidated Statements of Earnings. The noncontrolling interests in these entities were included in Total equity in the Consolidated Balance Sheets and Consolidated Statements of Equity.

10. Pension and Postretirement Benefits
Components of net benefit expense (income) were as follows:

	Three Months Ended				Nine Months Ended
	Pension		Postretirement		Pension		Postretirement
	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019
Service cost	$4	$5	$—	$1	$14	$16	$—	$1
Interest cost	14	21	2	2	48	62	5	6
Expected return on plan assets	(31)	(36)	—	—	(100)	(107)	—	—
Amortization of prior service cost	—	—	(7)	(8)	—	—	(21)	(22)
Settlement charge	54	28	—	—	43	28	—	—
Net periodic benefit expense (income)	$41	$18	$(5)	$(5)	$5	$(1)	$(16)	$(15)
The components of net periodic benefit expense (income) other than the service cost component associated with continuing operations are included in Other expenses / (income) in the Consolidated Statements of Earnings.
The settlement charges of $54 and $43 for the three- and nine-month periods ended April 26, 2020, respectively, resulted from the level of lump sum distributions associated with a U.S. pension plan and a Canadian pension plan. The settlement charge of $28 for the three- and nine-month periods ended April 28, 2019, resulted from the level of lump sum distributions associated with a U.S. pension plan.
Net periodic pension benefit expense (income) associated with discontinued operations was not material for the nine-month period ended April 26, 2020, and for the three- and nine-month periods ended April 28, 2019.
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
The components of lease costs were as follows:

	April 26, 2020
	Three Months Ended	Nine Months Ended
Operating lease cost	$20	$60
Finance lease - amortization of ROU assets	1	2
Short-term lease cost	11	31
Variable lease cost(1)	43	129
Sublease income	(1)	(3)
Total	$74	$219
__________________________________________
(1)Includes labor and other overhead included in our service contracts with embedded leases.
Total lease cost includes $4 for the nine-month period ended April 26, 2020, related to discontinued operations.

The following table summarizes the lease amounts recorded in the Consolidated Balance Sheet:

	April 26, 2020
	Operating	Finance
Assets
Plant assets, net of depreciation	$—	$9
Other assets	257	—
Total lease assets	$257	$9

Liabilities
Short-term borrowings	$—	$3
Accrued liabilities	66	—
Long-term debt	—	7
Other liabilities	187	—
Total lease liabilities	$253	$10

Weighted-average lease terms and discount rates were as follows:

	April 26, 2020
	Operating	Finance
Weighted-average remaining term in years	6.8	2.9
Weighted-average discount rate	2.7%	1.9%

Future minimum lease payments were as follows:

	April 26, 2020		July 28, 2019
	New Guidance		Previous Guidance
	Continuing		Continuing	Discontinued
	Operating	Finance	Operating	Operating
2020	$20	$1	$61	$7
2021	66	3	48	6
2022	39	4	36	4
2023	33	2	26	3
2024	25	—	20	1
Thereafter	98	—	88	—
Total future undiscounted lease payments	281	10	$279	$21
Less imputed interest	28	—
Total reported lease liability	$253	$10
In 2020, we expect to record an operating lease liability of $6 for leases with terms up to 5 years that have not yet commenced and are not included in the future minimum lease payments table.

Supplemental cash flow and other information related to leases was as follows:

Nine Months Ended
April 26, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$59
Operating cash flows from finance leases	$—
Financing cash flows from finance leases	$1

ROU assets obtained in exchange for lease obligations:
Operating leases	$77
Finance leases	$8
ROU assets divested with businesses sold:
Operating leases	$18
Finance leases	$5
Lease liabilities derecognized upon adoption:
Build-to-suit lease commitment	$20

12. Short-term Borrowings and Long-term Debt
Short-term borrowings consist of the following:

	April 26, 2020	July 28, 2019
Commercial paper	$485	$853
Notes	721	500
Finance leases	3	1
Revolving credit facility	300	—
Build-to-suit lease commitment	—	20
Other(1)	(5)	(3)
Total short-term borrowings	$1,504	$1,371
_______________________________________
(1)Includes unamortized net discount/premium on debt issuances and debt issuance costs.

Long-term debt consists of the following:

Type	Fiscal Year of Maturity	Rate	April 26, 2020	July 28, 2019
Notes	2020	Variable	$—	$500
Notes	2021	Variable	400	400
Senior Term Loan	2021	Variable	—	499
Notes	2021	3.300%	321	650
Notes	2021	4.250%	—	500
Debentures	2021	8.875%	200	200
Notes	2023	2.500%	450	450
Notes	2023	3.650%	566	1,200
Notes	2025	3.950%	850	850
Notes	2025	3.300%	300	300
Notes	2028	4.150%	1,000	1,000
Notes	2030	2.375%	500	—
Notes	2042	3.800%	163	400
Notes	2048	4.800%	700	700
Notes	2050	3.125%	500	—
Finance leases			7	3
Other(1)			(45)	(49)
Total			$5,912	$7,603
Less current portion			721	500
Total long-term debt			$5,191	$7,103
_______________________________________
(1)Includes unamortized net discount/premium on debt issuances and debt issuance costs.
On January 22, 2020, we completed the redemption of all $500 outstanding aggregate principal amount of our 4.25% Senior Notes due 2021. On January 24, 2020, we settled tender offers to purchase $1,200 in aggregate principal amount of certain senior unsecured debt, comprising $329 of 3.30% Senior Notes due 2021, $634 of 3.65% Senior Notes due 2023, and $237 of 3.80% Senior Notes due 2042. The total consideration for the redemption and the tender offers was $1,765 and the total carrying amount of the purchased notes was $1,691, resulting in a loss of $75 (including $65 of premium, as well as fees and other costs associated with the tender offers) which was recorded in Interest expense in the Consolidated Statement of Earnings. In addition, we paid accrued and unpaid interest on the purchased notes through the dates of settlement.
On April 24, 2020, we issued senior notes in an aggregate principal amount of $1,000, consisting of $500 aggregate principal amount of notes bearing interest at a fixed rate of 2.375% per annum, due April 24, 2030, and $500 aggregate principal amount of notes bearing interest at a fixed rate of 3.125% per annum, due April 24, 2050. On May 1, 2020, we used $300 of the net proceeds to repay outstanding borrowings under our revolving credit facility. The 2.375% Senior Notes due 2030 and the 3.125% Senior Notes due 2050 may each be redeemed at the applicable redemption price, in whole or in part, at our option at any time and from time to time prior to January 24, 2030, and October 24, 2049, respectively. Interest on each of the notes is due semi-annually on April 24 and October 24, commencing on October 24, 2020. The notes contain customary covenants and events of default. If a change of control triggering event occurs, we will be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the purchase date.
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

Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We did not have credit-risk-related contingent features in our derivative instruments as of April 26, 2020, or July 28, 2019.
We are also exposed to credit risk from our customers. During 2019, our largest customer accounted for approximately 20% of consolidated net sales from continuing operations. Our five largest customers accounted for approximately 43% of our consolidated net sales from continuing operations in 2019.
We closely monitor credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk related to our international operations, including non-functional currency intercompany debt and net investments in subsidiaries. We are also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. Principal currencies hedged include the Canadian dollar, Australian dollar and U.S. dollar. We primarily utilize foreign exchange forward purchase and sale contracts to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. To hedge currency exposures related to intercompany debt we primarily enter into foreign exchange forward purchase and sale contracts for periods consistent with the underlying debt. The notional amount of foreign exchange forward contracts accounted for as cash-flow hedges was $118 at April 26, 2020, and $146 at July 28, 2019, of which $80 at July 28, 2019 related to discontinued operations. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings on the same line item and the same period in which the underlying hedged transaction affects earnings. The notional amount of foreign exchange forward contracts that are not designated as accounting hedges was $25 at April 26, 2020, and $177 at July 28, 2019, of which $3 at July 28, 2019, related to discontinued operations.
Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. We manage our exposure to interest rate volatility on future debt issuances by entering into forward starting interest rate swaps or treasury rate lock contracts to lock in the rate on the interest payments related to the anticipated debt issuances. The contracts are either designated as cash-flow hedging instruments or are undesignated. The effective portion of the changes in fair value on designated instruments is recorded in other comprehensive income (loss) and reclassified into the Consolidated Statements of Earnings over the life of the debt. The change in fair value on undesignated instruments is recorded in interest expense. In conjunction with the debt redemption and tender offer, we entered into $900 of treasury rate lock agreements in the three-month period ended January 26, 2020, which resulted in a gain of $3. There were no forward starting interest rate swaps or treasury rate lock contracts outstanding as of April 26, 2020, or July 28, 2019.
Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, diesel fuel, soybean oil, natural gas, aluminum, cocoa, corn, soybean meal, butter, and cheese, which impact the cost of raw materials. Commodity futures, options, and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. There were no commodity contracts accounted for as cash-flow hedges as of April 26, 2020, or July 28, 2019. The notional amount of commodity contracts not designated as accounting hedges was $137 at April 26, 2020, and $183 at July 28, 2019, of which $3 at July 28, 2019, related to discontinued operations.
In 2017, we entered into a supply contract under which prices for certain raw materials are established based on anticipated volume requirements over a twelve-month period. Certain prices under the contract are based in part on certain component parts of the raw materials that are in excess of our needs or not required for our operations, thereby creating an embedded derivative requiring bifurcation. We net settle amounts due under the contract with our counterparty. The notional value was approximately $55 as of April 26, 2020, and $27 as of July 28, 2019. Unrealized gains (losses) and settlements are included in Cost of products sold in our Consolidated Statements of Earnings.
Equity Price Risk
We enter into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of our capital stock, the total return of the Vanguard Institutional Index Institutional Plus Shares, and

the total return of the Vanguard Total International Stock Index. Under these contracts, we pay variable interest rates and receive from the counterparty either: the total return on our capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index Institutional Plus Shares; or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index. These contracts were not designated as hedges for accounting purposes. We enter into these contracts for periods typically not exceeding 12 months. The notional amounts of the contracts were $17 as of April 26, 2020, and $31 as of July 28, 2019.
The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of April 26, 2020, and July 28, 2019:

	Balance Sheet Classification	April 26, 2020	July 28, 2019
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$7	$—
Total derivatives designated as hedges		$7	$—
Derivatives not designated as hedges:
Commodity derivative contracts	Other current assets	$3	$3
Deferred compensation derivative contracts	Other current assets	1	1
Foreign exchange forward contracts	Other current assets	—	1
Total derivatives not designated as hedges		$4	$5
Total asset derivatives		$11	$5

	Balance Sheet Classification	April 26, 2020	July 28, 2019
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Current liabilities of discontinued operations	$—	$2
Total derivatives designated as hedges		$—	$2
Derivatives not designated as hedges:
Commodity derivative contracts	Accrued liabilities	$25	$6
Foreign exchange forward contracts	Accrued liabilities	—	2
Commodity derivative contracts	Other liabilities	1	—
Total derivatives not designated as hedges		$26	$8
Total liability derivatives		$26	$10
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of April 26, 2020, and July 28, 2019, would be adjusted as detailed in the following table:

	April 26, 2020			July 28, 2019
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$11	$(2)	$9	$5	$(2)	$3
Total liability derivatives	$26	$(2)	$24	$10	$(2)	$8
We are required to maintain cash margin accounts in connection with funding the settlement of open positions for exchange-traded commodity derivative instruments. The cash margin account balance was $18 at April 26, 2020, and $7 at July 28, 2019, which was included in Other current assets in the Consolidated Balance Sheets.

The following tables show the effect of our derivative instruments designated as cash-flow hedges for the three- and nine-month periods ended April 26, 2020, and April 28, 2019, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-Flow Hedge OCI Activity
Derivatives Designated as Cash-Flow Hedges		April 26, 2020	April 28, 2019
Three Months Ended
OCI derivative gain (loss) at beginning of quarter		$(9)	$(8)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		8	2
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	1	(1)
Foreign exchange forward contracts	Other expenses / (income)	—	(1)
Forward starting interest rate swaps	Interest expense	—	1
OCI derivative gain (loss) at end of quarter		$—	$(7)

Nine Months Ended
OCI derivative gain (loss) at beginning of year		$(11)	$(8)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		9	1
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	—	(2)
Foreign exchange forward contracts	Other expenses / (income)	—	(1)
Foreign exchange forward contracts	Earnings (loss) from discontinued operations	1	1
Forward starting interest rate swaps	Interest expense	1	2
OCI derivative gain (loss) at end of quarter		$—	$(7)
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a gain of $7.
The following table shows the effect of our derivative instruments designated as cash-flow hedges for the three- and nine-month periods ended April 26, 2020, and April 28, 2019, in the Consolidated Statements of Earnings:

	Three Months Ended				Nine Months Ended
	April 26, 2020		April 28, 2019		April 26, 2020		April 28, 2019
	Earnings (Loss) from Discontinued Operations	Interest Expense	Earnings (Loss) from Discontinued Operations	Interest Expense	Earnings (Loss) from Discontinued Operations	Interest Expense	Earnings (Loss) from Discontinued Operations	Interest Expense
Consolidated Statements of Earnings:	$2	$55	$(39)	$89	$1,036	$284	$(260)	$271

(Gain) loss on Cash Flow Hedges:
Amount of (gain) loss reclassified from OCI to earnings	$—	$—	$—	$1	$1	$1	$1	$2
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	$—	$—	$—	$—	$—	$—	$—	$—

The following table shows the effects of our derivative instruments not designated as hedges for the three- and nine-month periods ended April 26, 2020, and April 28, 2019, in the Consolidated Statements of Earnings:

		Amount of (Gain) Loss Recognized in Earnings on Derivatives
Derivatives not Designated as Hedges	Location of (Gain) Loss Recognized in Earnings	Three Months Ended		Nine Months Ended
		April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019
Foreign exchange forward contracts	Cost of products sold	$(1)	$—	$(1)	$—
Foreign exchange forward contracts	Other expenses / (income)	—	—	2	—
Commodity derivative contracts	Cost of products sold	31	6	27	7
Deferred compensation derivative contracts	Administrative expenses	5	(4)	1	(1)
Treasury rate lock contracts	Interest expense	—	—	(3)	—
Total (gain) loss at end of quarter		$35	$2	$26	$6

14. Variable Interest Entity
In February 2016, we agreed to make a capital commitment subject to certain qualifications of up to $125 to Acre, a limited partnership formed to make venture capital investments in innovative new companies in food and food-related industries. Acre is managed by its general partner, Acre Ventures GP, LLC, which is independent of us. We were the sole limited partner of Acre and owned a 99.8% interest. Acre is a VIE. We consolidate Acre and account for the third party ownership as a noncontrolling interest. Through April 26, 2020, we funded $86 of the capital commitment. Acre elected the fair value option to account for qualifying investments to more appropriately reflect the value of the investments in the financial statements. The investments were $76 as of July 28, 2019, and were included in Other assets on the Consolidated Balance Sheet. Changes in the fair values of investments are included in Other expenses / (income) on the Consolidated Statements of Earnings.
We entered into an agreement to sell our interest in Acre on April 26, 2020, and completed the sale on May 8, 2020, for $30. As a result of the pending sale, we recorded a loss of $45 in the third quarter. The remaining $29 of assets were reclassified to assets held for sale and are included in Other current assets on the Consolidated Balance Sheet as of April 26, 2020.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our financial assets and liabilities that are measured at fair value on a recurring basis as of April 26, 2020, and July 28, 2019, consistent with the fair value hierarchy:

	Fair Value as of April 26, 2020	Fair Value Measurements at April 26, 2020 Using Fair Value Hierarchy			Fair Value as of July 28, 2019	Fair Value Measurements at July 28, 2019 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts(1)	$7	$—	$7	$—	$1	$—	$1	$—
Commodity derivative contracts(2)	3	1	1	1	3	2	1	—
Deferred compensation derivative contracts(3)	1	—	1	—	1	—	1	—
Deferred compensation investments(4)	3	3	—	—	4	4	—	—
Fair value option investments(5)	29	—	—	29	76	—	—	76
Total assets at fair value	$43	$4	$9	$30	$85	$6	$3	$76

	Fair Value as of April 26, 2020	Fair Value Measurements at April 26, 2020 Using Fair Value Hierarchy			Fair Value as of July 28, 2019	Fair Value Measurements at July 28, 2019 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange forward contracts(1)	$—	$—	$—	$—	$4	$—	$4	$—
Commodity derivative contracts(2)	26	16	10	—	6	3	3	—
Deferred compensation obligation(4)	86	86	—	—	95	95	—	—
Total liabilities at fair value	$112	$102	$10	$—	$105	$98	$7	$—
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
(5)Primarily represents investments in equity securities that are not readily marketable and are accounted for under the fair value option. The investments were funded by Acre. Prior to April 26, 2020, fair value was based on analyzing recent transactions and transactions of comparable companies, and the discounted cash flow method. In addition, allocation methods, including the option pricing method, were used in distributing fair value among various equity holders according to rights and preferences. We entered into an agreement to sell our interest in Acre on April 26, 2020, and completed the sale on May 8, 2020. As a result of the pending sale, we adjusted the fair value based on the proceeds and reclassified the assets to assets held for sale on the Consolidated Balance Sheet. See Note 14 for additional information.

The following table summarizes the changes in fair value of Level 3 assets for the nine-month periods ended April 26, 2020, and April 28, 2019:

	Nine Months Ended
	April 26, 2020	April 28, 2019
Fair value at beginning of year	$76	$77
Gains (losses)	(46)	1
Purchases	1	—
Settlements	(1)	—
Fair value at end of quarter	$30	$78
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value.
Cash equivalents of continuing operations were $15 at April 26, 2020. Cash equivalents of discontinued operations were $19 at July 28, 2019. Cash equivalents represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of short- and long-term debt of continuing operations was $7,216 at April 26, 2020, and $8,642 at July 28, 2019. The carrying value was $6,695 at April 26, 2020, and $8,474 at July 28, 2019. The fair value and carrying value of short- and long-term debt of discontinued operations was $238 at July 28, 2019. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.
16. Share Repurchases
On March 2017, the Board authorized a share repurchase program to purchase up to $1,500. The program has no expiration date, but it may be suspended or discontinued at any time. In addition to this publicly announced program, we have a separate Board authorization to purchase shares to offset the impact of dilution from shares issued under our stock compensation plans. We suspended our share repurchases as of the second quarter of 2018. Approximately $1,296 remained available under the March 2017 program as of April 26, 2020.
17. Stock-based Compensation
We provide compensation benefits by issuing stock options, unrestricted stock and restricted stock units (including time-lapse restricted stock units, EPS performance restricted stock units, total shareholder return (TSR) performance restricted stock units, and free cash flow (FCF) performance restricted stock units). In 2020, we issued time-lapse restricted stock units, unrestricted stock, and TSR performance restricted stock units. We have not issued stock options, FCF performance restricted stock units, or EPS performance restricted stock units in 2020.
In determining stock-based compensation expense, we estimate forfeitures expected to occur. Total pre-tax stock-based compensation expense and tax-related benefits recognized in Earnings from continuing operations were as follows:

	Three Months Ended		Nine Months Ended
	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019
Total pre-tax stock-based compensation expense	$14	$12	$45	$40
Tax-related benefits	$3	$2	$9	$7
Total pre-tax stock-based compensation expense and tax-related benefits recognized in Earnings (loss) from discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019
Total pre-tax stock-based compensation expense	$—	$2	$2	$5
Tax-related benefits	$—	$1	$—	$2

The following table summarizes stock option activity as of April 26, 2020:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)
Outstanding at July 28, 2019	2,059	$46.17
Granted	—	$—
Exercised	(481)	$47.33
Terminated	(155)	$49.46
Outstanding at April 26, 2020	1,423	$45.42	7.2	$9
Exercisable at April 26, 2020	833	$50.23	6.4	$2
The total intrinsic value of options exercised during the nine-month period ended April 26, 2020 was $2. No options were exercised during the nine-month period ended April 28, 2019. We measure the fair value of stock options using the Black-Scholes option pricing model. The expected term of options granted was based on the weighted average time of vesting and the end of the contractual term. We utilized this simplified method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.
The weighted-average assumptions and grant-date fair value for grants in 2019 were as follows:

2019
Risk-free interest rate	2.79%
Expected dividend yield	3.84%
Expected volatility	25.28%
Expected term	6.1 years
Grant-date fair value	$6.27
We expense stock options on a straight-line basis over the vesting period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of April 26, 2020, total remaining unearned compensation related to nonvested stock options was $1, which will be amortized over the weighted-average remaining service period of 1.6 years.
The following table summarizes time-lapse restricted stock units, EPS performance restricted stock units and FCF performance restricted stock units as of April 26, 2020:

	Units	Weighted-Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 28, 2019	1,960	$40.57
Granted	1,141	$46.77
Vested	(723)	$43.23
Forfeited	(362)	$41.55
Nonvested at April 26, 2020	2,016	$42.95
We determine the fair value of time-lapse restricted stock units and EPS performance restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. We expense EPS performance restricted stock units on a graded-vesting basis, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. There were 23 thousand EPS performance target grants outstanding at April 26, 2020, with a grant-date fair value of $46.82. The actual number of EPS performance restricted stock units issued at the vesting date could be either 0% or 100% of the initial grant, depending on actual performance achieved. We estimate expense based on the number of awards expected to vest.
In 2019, we issued approximately 388 thousand FCF performance restricted stock units for which vesting is contingent upon achievement of free cash flow (defined as Net cash provided by operating activities less capital expenditures and certain investing and financing activities) compared to annual operating plan objectives over a three-year period. An annual objective will be established each fiscal year for three consecutive years. Performance against these objectives will be averaged at the end of the three-year period to determine the number of underlying units that will vest at the end of the three years. The actual number of FCF performance restricted stock units issued at the vesting date could range from 0% to 200% of the initial grant depending on actual performance achieved. The fair value of FCF performance restricted stock units will be based upon the quoted price of our stock at the date of grant. We will expense FCF performance restricted stock units over the requisite service period of each objective. As of April 26, 2020, we have granted 258 thousand of the issued FCF performance restricted stock units, which are included in the table above. There were 168 thousand FCF performance target grants outstanding at April 26, 2020, with a weighted-average grant-date fair value of $42.16.
As of April 26, 2020, total remaining unearned compensation related to nonvested time-lapse restricted stock units, EPS performance restricted stock units and FCF performance restricted units was $42, which will be amortized over the weighted-average remaining service period of 1.8 years. The fair value of restricted stock units vested during the nine-month periods ended April 26, 2020, and April 28, 2019, was $34, and $26, respectively. The weighted-average grant-date fair value of the restricted stock units granted during the nine-month period ended April 28, 2019 was $36.50.
The following table summarizes TSR performance restricted stock units as of April 26, 2020:

	Units	Weighted-Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 28, 2019	1,308	$37.33
Granted	619	$63.06
Vested	—	$—
Forfeited	(657)	$41.13
Nonvested at April 26, 2020	1,270	$47.90
We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation.
Weighted-average assumptions used in the Monte Carlo simulation were as follows:

	2020	2019
Risk-free interest rate	1.48%	2.80%
Expected dividend yield	2.95%	3.79%
Expected volatility	27.01%	24.50%
Expected term	3 years	3 years
We recognize compensation expense on a straight-line basis over the service period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of April 26, 2020, total remaining unearned compensation related to TSR performance restricted stock units was $27, which will be amortized over the weighted-average remaining service period of 2.0 years. In the first quarter of 2020, recipients of TSR performance restricted stock units earned 0% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 26, 2019. In the first quarter of 2019, recipients of TSR performance restricted stock units earned 0% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 27, 2018. The weighted-average grant-date fair value of the TSR performance restricted stock units granted during 2019 was $31.29.
The excess tax benefits of $1 in the nine-month period ended April 26, 2020, and the excess tax deficiencies of $2 in the nine-month period ended April 28, 2019, on the exercise of stock options and vested restricted stock were presented as cash flows from operating activities. Cash received from the exercise of stock options was $23 for the nine-month period ended April 26, 2020, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
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
We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated as of April 26, 2020. While the potential future charges could be material in a particular quarter or annual period, based on information currently known by us, we do not believe any such charges are likely to have a material adverse effect on our consolidated results of operations or financial condition.
19. Supplemental Financial Statement Data

Balance Sheets	April 26, 2020	July 28, 2019
Inventories
Raw materials, containers and supplies	$291	$271
Finished products	440	592
	$731	$863

	Three Months Ended		Nine Months Ended
Statements of Earnings	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019
Other expenses / (income)
Amortization of intangible assets	$11	$13	$33	$36
Net periodic benefit income other than the service cost	(22)	(20)	(68)	(60)
Pension settlement charges	54	28	43	28
Investment (gains) / losses(1)	45	(8)	49	(1)
Loss on sale of business(2)	—	—	64	—
Transition services fees	(3)	—	(5)	—
Other	(4)	7	(1)	9
	$81	$20	$115	$12
____________________________
(1)Includes a loss of $45 on Acre for the three- and nine-month periods ended April 26, 2020. See Note 14 for additional information.
(2)See Note 3 for additional information.

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
We completed the sale of our Kelsen business on September 23, 2019. On December 23, 2019, we completed the sale of our Arnott’s business and certain other international operations, including the simple meals and shelf-stable beverages businesses in Australia and Asia Pacific (the Arnott’s and other international operations). We have reflected the results of operations of the Kelsen business and the Arnott’s and other international operations (collectively referred to as Campbell International) as discontinued operations in the Consolidated Statements of Earnings. These businesses were historically included in the Snacks reportable segment. In addition, on October 11, 2019, we completed the sale of our European chips business. The results of the European chips business through the date of sale were reflected in continuing operations within the Snacks reportable segment. See Notes 3 and 6 to the Consolidated Financial Statements for additional information on these divestitures and reportable segments.
Through the fourth quarter of 2019, our simple meals and shelf-stable beverages business in Latin America was managed as part of the Meals & Beverages segment. Beginning in 2020, our business in Latin America is managed as part of the Snacks segment. Segment results have been adjusted to conform to the current presentation.
Impact of COVID-19
With the spread of COVID-19 in North America, we are currently experiencing significantly higher sales for our retail products in both our Meals & Beverages and Snacks segments, especially in retail chains and large grocery supermarkets. This result is attributable to a change in retail demand, as consumers have significantly increased their current food purchases for at-home consumption, which has more than offset the declines in our foodservice business. The recent higher sales trends of our retail products may lessen or reverse in the coming months if customers or consumers alter their purchasing habits.
With the current increased demand for our retail products, we have made changes in our supply chain network to increase overall production, including modifying production schedules and temporarily adjusting product mix. In the quarter, we experienced higher costs in certain areas such as front-line employee compensation and independent contractor payments, as well as incremental costs associated with newly added health screenings, temperature checks and enhanced cleaning and sanitation protocols to protect our employees and product quality standards, which may continue or increase. We are benefiting overall from increased product demand as we leverage our supply chain assets. We are also benefiting from favorable product mix. These benefits may lessen or reverse in the coming months if customers or consumers alter their purchasing habits and/or cost trends change or accelerate in ways we did not anticipate.
At this time, we are unable to predict with any certainty the nature, timing or magnitude of any changes in future sales and/or earnings attributable to the spread of COVID-19 in North America.
Summary of Results
This Summary of Results provides significant highlights from the discussion and analysis that follows.
•Net sales increased 15% in 2020 to $2,238 million, due to gains in Meals & Beverages and Snacks, partially offset by the impact of the divestiture of the European chips business. As a result of COVID-19, net sales accelerated in our retail products in March and April with increased demand of food purchases for at-home consumption, partly offset by declines in foodservice with stay-at-home mandates and other restrictions.
•Gross profit, as a percent of sales, increased to 34.5% in 2020 from 33.5% a year ago. The increase was primarily due to supply chain productivity improvements, favorable product mix, operating leverage and cost savings initiatives, partly offset by cost inflation and other supply chain costs, including mark-to-market losses on outstanding commodity hedges and the impact of COVID-19.
•Interest expense decreased to $55 million in 2020 from $89 million in 2019, primarily due to lower levels of debt.
•Earnings from continuing operations per share were $.55 in 2020, compared to $.41 a year ago. The current and prior year included expenses of $.29 and $.13 per share, respectively, from items impacting comparability as discussed below.
Net Earnings attributable to Campbell Soup Company
The following items impacted the comparability of net earnings and net earnings per share:
Continuing Operations
•We implemented several cost savings initiatives in recent years. In the third quarter of 2020, we recorded implementation costs and other related costs of $10 million in Administrative expenses and $4 million in Cost of products sold (aggregate impact of $11 million after tax, or $.04 per share) related to these initiatives. Year-to-date in 2020, we recorded a pre-tax restructuring charge of $10 million and implementation costs and other related costs of $31 million in Administrative expenses, $6 million in Cost of products sold, $2 million in Marketing and selling expenses, and $1 million in Research and development expenses (aggregate impact of $38 million after tax, or $.13 per share) related to these initiatives. In the third quarter of 2019, we recorded a pre-tax restructuring charge of $2 million and implementation costs and other related costs of $12 million in Administrative expenses, $4 million in Cost of products sold, $2 million in Marketing and selling expenses and $1 million in Research and development expenses (aggregate impact of $16 million after tax, or $.05 per share) related to these initiatives. Year-to-date in 2019, we recorded a pre-tax restructuring charge of $22 million and implementation costs and other related costs of $35 million in Administrative expenses, $25 million in Cost of products sold, $6 million in Marketing and selling expenses and $2 million in Research and development expenses (aggregate impact of $68 million after tax, or $.23 per share) related to these initiatives. See Note 7 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information;
•In the third quarter of 2020, we recognized a pre-tax pension settlement charge in Other expenses / (income) of $54 million ($41 million after tax, or $.13 per share) associated with U.S. and Canadian pension plans. Year-to-date in 2020, we recognized a pre-tax pension settlement charge in Other expenses / (income) of $43 million ($33 million after tax, or $.11 per share) associated with U.S. and Canadian pension plans. In the third quarter of 2019, we recognized a pre-tax pension settlement charge in Other expenses / (income) of $28 million ($22 million after tax, or $.07 per share) associated with a U.S. plan. The settlements resulted from the level of lump sum distributions from the plans' assets;
•On April 26, 2020, we entered into an agreement to sell our limited partnership interest in Acre Venture Partners, L.P. (Acre). The transaction closed on May 8, 2020. In the third quarter of 2020, we recorded a loss in Other expenses / (income) of $45 million ($35 million after tax, or $.12 per share) as a result of the pending sale. See Note 14 to the Consolidated Financial Statements for additional information;
•Year-to-date in 2020, we recorded a loss in Other expenses / (income) of $64 million ($41 million after tax, or $.13 per share) on the sale of our European chips business;
•Year-to-date in 2020, we recorded a loss in Interest expense of $75 million ($57 million after tax, or $.19 per share) on the extinguishment of debt; and
•Year-to-date in 2019, we recorded a tax charge of $2 million ($.01 per share) related to a transition tax on unremitted foreign earnings under the enactment of the Tax Cuts and Jobs Act.
Discontinued Operations
•Year-to-date in 2020, we recognized pre-tax net gains of $1,039 million ($1,000 million after tax, or $3.29 per share) associated with the sale of Campbell International. In the third quarter of 2019, we incurred pre-tax expenses of $24 million associated with the sale process of Campbell Fresh, including transactions costs. In addition, we recorded tax expense of $29 million as deferred tax assets on Bolthouse Farms were not realizable. The aggregate impact was $47 million after tax, or $.16 per share. We also incurred costs of $2 million ($1 million after tax) associated with the planned divestiture of Campbell International. The total aggregate impact was $48 million after tax, or $.16 per share. Year-to-date in 2019, we incurred pre-tax expenses of $31 million associated with the sale process of Campbell Fresh, including transactions costs, and recorded tax expense of $29 million on the deferred tax assets that were not realizable. The aggregate impact was $52 million after tax, or $.17 per share. We also incurred costs of $7 million ($5 million after tax, or $.02 per share) associated with planned divestiture of Campbell International. The total aggregate impact was $57 million after tax, or $.19 per share;

•In the third quarter of 2019, we recorded a reversal of a $1 million pre-tax and after-tax restructuring charge related to the cost savings initiatives. See Note 7 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information; and
•In the second quarter of 2019, interim impairment assessments were performed on the intangible and tangible assets within Campbell Fresh, which included Garden Fresh Gourmet, Bolthouse Farms carrot and carrot ingredients and Bolthouse Farms refrigerated beverages and salad dressings, as we continued to pursue the divestiture of these businesses. We revised our future outlook for earnings and cash flows for each of these businesses as the divestiture process progressed. We recorded non-cash impairment charges of $104 million on the tangible assets and $73 million on the intangible assets of Bolthouse Farms carrot and carrot ingredients; $96 million on the intangible assets and $9 million on the tangible assets of Bolthouse Farms refrigerated beverages and salad dressings; and $62 million on the intangible assets and $2 million on the tangible assets of Garden Fresh Gourmet. The aggregate impact of the impairment charges was $346 million ($264 million after tax, or $.87 per share).
In the first quarter of 2019, we recorded a non-cash impairment charge of $14 million ($11 million after tax, or $.04 per share) on our U.S. refrigerated soup plant assets. Year-to-date in 2019, total non-cash impairment charges recorded were $360 million ($275 million after tax, or $.91 per share).

The items impacting comparability are summarized below:

	Three Months Ended
	April 26, 2020		April 28, 2019
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations attributable to Campbell Soup Company	$166	$.55	$123	$.41
Earnings (loss) from discontinued operations	$2	$.01	$(39)	$(.13)
Net earnings attributable to Campbell Soup Company(1)	$168	$.55	$84	$.28

Continuing operations:
Restructuring charges, implementation costs and other related costs	$(11)	$(.04)	$(16)	$(.05)
Pension settlement charges	(41)	(.13)	(22)	(.07)
Investment losses	(35)	(.12)	—	—
Impact of items on Earnings from continuing operations(1)	$(87)	$(.29)	$(38)	$(.13)

Discontinued operations:
Charges associated with divestitures	$—	$—	$(48)	$(.16)
Restructuring charges, implementation costs and other related costs	—	—	1	—
Impact of items on Earnings (loss) from discontinued operations	$—	$—	$(47)	$(.16)

	Nine Months Ended
	April 26, 2020		April 28, 2019
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations attributable to Campbell Soup Company	$506	$1.66	$479	$1.59
Earnings (loss) from discontinued operations	$1,036	$3.41	$(260)	$(.86)
Net earnings attributable to Campbell Soup Company	$1,542	$5.07	$219	$.73

Continuing operations:
Restructuring charges, implementation costs and other related costs	$(38)	$(.13)	$(68)	$(.23)
Pension settlement charges	(33)	(.11)	(22)	(.07)
Investment losses	(35)	(.12)	—	—
Charges associated with divestiture	(41)	(.13)	—	—
Loss on extinguishment of debt	(57)	(.19)	—	—
Tax reform	—	—	(2)	(.01)
Impact of items on Earnings from continuing operations(1)	$(204)	$(.67)	$(92)	$(.30)

Discontinued operations:
Gains (charges) associated with divestitures	$1,000	$3.29	$(57)	$(.19)
Impairment charges	—	—	(275)	(.91)
Impact of items on Earnings (loss) from discontinued operations	$1,000	$3.29	$(332)	$(1.10)
__________________________________________
(1)Sum of the individual amounts may not add due to rounding.
Earnings from continuing operations were $166 million ($.55 per share) in the current quarter, compared to $123 million ($.41 per share) in the year-ago quarter. After adjusting for items impacting comparability, earnings from continuing operations increased reflecting sales volume gains, lower interest expense and improved gross profit performance, partially offset by increased marketing investment.
Earnings from continuing operations were $506 million ($1.66 per share) in the nine-month period this year, compared to $479 million ($1.59 per share) in the year-ago period. After adjusting for items impacting comparability, earnings from continuing operations increased reflecting sales volume gains, lower interest expense, an improved gross profit performance and higher other income, partially offset by increased marketing investment.
See "Discontinued Operations" for additional information.

THIRD-QUARTER DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Three Months Ended
(Millions)	April 26, 2020	April 28, 2019	% Change
Meals & Beverages	$1,210	$1,006	20
Snacks	1,028	947	9
	$2,238	$1,953	15

An analysis of percent change of net sales by reportable segment follows:

	Meals & Beverages(1)	Snacks	Total
Volume and Mix	21%	12%	17%
Divestitures	—	(3)	(2)
	20%	9%	15%
__________________________________________
(1)Sum of the individual amounts does not add due to rounding.
In Meals & Beverages, sales increased 20% primarily due to gains across the U.S. retail business, including gains in soups, Prego pasta sauces, V8 juices and beverages, Campbell's pasta, Pace Mexican sauces and Swanson canned poultry, as well as gains in Canada, partially offset by declines in foodservice. Volume and mix increased favorably in the retail business driven by COVID-19 with increased demand of food purchases for at-home consumption, partially offset by the negative impact on the foodservice business with stay-at-home mandates and other restrictions. Sales of U.S. soup increased 35% due to gains in condensed soups, ready-to-serve soups and broth.
In Snacks, sales increased 9% reflecting a 3-point negative impact from the sale of the European chips business. Excluding the divestiture, sales increased driven by volume gains reflecting increased demand of food purchases for at-home consumption as well as base business performance. The sales increases reflect gains in fresh bakery products, Goldfish crackers and Pepperidge Farm cookies, as well as Kettle Brand and Cape Cod potato chips, Pop Secret popcorn, Snyder's of Hanover pretzels, Lance sandwich crackers, Late July snacks and Snack Factory Pretzel Crisps.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $117 million in 2020 from 2019. As a percent of sales, gross profit was 34.5% in 2020 and 33.5% in 2019.
The 1.0 percentage-point increase in gross profit percentage was due to the following factors:

Margin Impact
Productivity improvements	1.3
Mix	1.2
Higher level of promotional spending	(0.1)
Cost inflation, supply chain costs and other factors(1)	(1.4)
1.0%
__________________________________________
(1)Includes an estimated positive margin impact of 1.6 from the benefit of operating leverage and cost savings initiatives, which was more than offset by cost inflation and other factors, including mark-to-market losses on outstanding commodity hedges and the impact of COVID-19.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 10.7% in 2020 compared to 11.0% in 2019. Marketing and selling expenses increased 11% in 2020 from 2019. The increase was primarily due to higher advertising and consumer promotion expenses (approximately 9 percentage points); higher incentive compensation (approximately 5 percentage points) and higher selling expenses (approximately 3 percentage points), partially offset by increased benefits from cost savings initiatives (approximately 3 percentage points); lower costs related to marketing overhead (approximately 1 percentage point) and lower costs associated with cost savings initiatives (approximately 1 percentage point). The increase in advertising and consumer promotion expenses was primarily in Meals & Beverages due to increased support of U.S. soup, and in Snacks due to increased support of key brands.
Administrative Expenses
Administrative expenses as a percent of sales were 6.9% in 2020 compared to 7.7% in 2019. Administrative expenses increased 3% in 2020 from 2019. The increase was primarily due to higher incentive compensation (approximately 7 percentage points); higher general administrative costs and inflation (approximately 5 percentage points) and higher information technology costs (approximately 5 percentage points), partially offset by increased benefits from cost savings initiatives (approximately 7 percentage points); lower benefit costs (approximately 6 percentage points) and lower costs associated with cost savings initiatives (approximately 1 percentage point).
Other Expenses / (Income)
Other expenses were $81 million in 2020 compared to $20 million in 2019. Other expenses in 2020 included a pension settlement charge of $54 million associated with U.S. and Canadian pension plans and a loss of $45 million on Acre. Other expenses in 2019 included a pension settlement charge of $28 million associated with a U.S. pension plan.
Operating Earnings
Segment operating earnings increased 29% in 2020 from 2019.
An analysis of operating earnings by segment follows:

	Three Months Ended
(Millions)	April 26, 2020	April 28, 2019	% Change
Meals & Beverages	$275	$204	35
Snacks	154	129	19
	429	333	29
Corporate	(156)	(86)
Restructuring charges(1)	—	(2)
Earnings before interest and taxes	$273	$245
__________________________________________
(1)See Note 7 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals & Beverages increased 35%. The increase was primarily due to sales volume gains and improved gross profit performance, partially offset by increased marketing support. Gross profit performance was impacted by improved operating leverage and favorable product mix, as well as the benefits of supply chain productivity improvements and cost savings initiatives, partially offset by cost inflation and higher other supply chain costs reflecting COVID-19 related costs.
Operating earnings from Snacks increased 19%. The increase was primarily due to sales volume gains and improved gross profit performance, partially offset by increased marketing support and higher selling expenses. Gross profit performance was impacted by favorable product mix and improved operating leverage, as well as the benefit of supply chain productivity improvements, partially offset by cost inflation and higher other supply chain costs reflecting COVID-19 related costs.
Corporate in 2020 included a pension settlement charge of $54 million associated with U.S. and Canadian pension plans, a loss of $45 million on Acre and costs of $14 million related to costs savings initiatives. Corporate in 2019 included a pension settlement charge of $28 million associated with a U.S. pension plan and costs of $19 million related to cost savings initiatives. Excluding these amounts, the remaining increase in expenses primarily reflects mark-to-market losses on outstanding commodity hedges, partially offset by higher other income.
Interest Expense
Interest expense decreased to $55 million in 2020 from $89 million in 2019. The decrease in interest expense was due to lower levels of debt as we used the net proceeds from the businesses sold to reduce debt.
Taxes on Earnings
The effective tax rate was 23.9% in 2020 and 21.2% in 2019. The effective tax rate increased in 2020 primarily due to favorable return to provision adjustments recorded in the prior year.

NINE-MONTH DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Nine Months Ended
(Millions)	April 26, 2020	April 28, 2019	% Change(1)
Meals & Beverages	$3,628	$3,457	5
Snacks	2,955	2,869	3
Corporate	—	1	n/m
	$6,583	$6,327	4
__________________________________________
(1)n/m - Not meaningful.
An analysis of percent change of net sales by reportable segment follows:

	Meals & Beverages	Snacks	Total
Volume and Mix	5%	5%	5%
Price and Sales Allowances	1	—	1
Increased Promotional Spending(1)	(1)	—	(1)
Divestitures	—	(2)	(1)
	5%	3%	4%
__________________________________________
(1)Represents revenue reductions from trade promotion and consumer coupon redemption programs.
In Meals & Beverages, sales increased 5% primarily due to gains in the U.S. retail business driven by U.S. soup, Prego pasta sauces and Swanson canned poultry, as well as gains in Canada, partially offset by declines in foodservice driven by the loss of a refrigerated soup contract. Volume and mix increased favorably in the retail business driven by COVID-19, with increased demand of food purchases for at-home consumption in March and April, partially offset by the negative impact on the foodservice business with stay-at-home mandates and other restrictions. Sales of U.S. soup increased 8% due to gains in condensed soups, ready-to-serve soups and broth.
In Snacks, sales increased 3% reflecting a 2-point negative impact from the sale of the European chips business. Excluding the divestiture, sales increased driven by volume gains reflecting increased demand of food purchases for at-home consumption in March and April, as well as base business performance. The sales increases reflect gains in Goldfish crackers, Pepperidge Farm cookies and fresh bakery products, as well as Kettle Brand and Cape Cod potato chips, Pop Secret popcorn, Snyder's of Hanover pretzels, Lance sandwich crackers, Late July snacks and Snack Factory Pretzel Crisps, partially offset by declines in partner brands within the Snyder's-Lance portfolio. Partner brands, which consist of third-party branded products that we sell, declined as we continued our planned prioritization of select partners to reduce complexity and improve execution.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $165 million in 2020 from 2019. As a percent of sales, gross profit was 34.2% in 2020 and 33.0% in 2019.
The 1.2 percentage-point increase in gross profit percentage was due to the following factors:

Margin Impact
Productivity improvements	1.3
Mix	0.7
Price and sales allowances	0.4
Lower restructuring-related costs	0.3
Higher level of promotional spending	(0.5)
Cost inflation, supply chain costs and other factors(1)	(1.0)
1.2%
__________________________________________

(1)Includes an estimated positive margin impact of 1.2 from the benefit of cost savings initiatives and operating leverage, which was more than offset by cost inflation and other factors, including mark-to-market losses on outstanding commodity hedges and the impact of COVID-19.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 10.4% in 2020 compared to 10.2% in 2019. Marketing and selling expenses increased 5% in 2020 from 2019. The increase was primarily due to higher advertising and consumer promotion expenses (approximately 7 percentage points); higher incentive compensation (approximately 2 percentage points); higher selling expenses (approximately 1 percentage point) and higher costs related to marketing overhead (approximately 1 percentage point), partially offset by increased benefits from cost savings initiatives (approximately 5 percentage points) and lower costs associated with cost savings initiatives (approximately 1 percentage point). The increase in advertising and consumer promotion expenses was primarily in Meals & Beverages due to increase support of U.S. soup, and in Snacks due to increased support of key brands.
Administrative Expenses
Administrative expenses as a percent of sales were 6.6% in 2020 compared to 7.0% in 2019. Administrative expenses decreased 2% in 2020 from 2019. The decrease was primarily due to increased benefits from cost savings initiatives (approximately 8 percentage points) and costs associated with the proxy contest in the prior year (approximately 2 percentage points), partially offset by higher information technology costs (approximately 3 percentage points); higher incentive compensation (approximately 3 percentage points) and higher inflation and general administrative costs (approximately 2 percentage points).
Other Expenses / (Income)
Other expenses were $115 million in 2020 compared to $12 million in 2019. Other expenses in 2020 included a loss of $64 million on the sale of the European chips business, a loss of $45 million on Acre, and a pension settlement charge of $43 million. Other expenses in 2019 included a pension settlement charge of $28 million. Excluding these amounts, the remaining increase in other income was primarily due to higher net periodic benefit income and transition services fees in 2020.
Operating Earnings
Segment operating earnings increased 7% in 2020 from 2019.
An analysis of operating earnings by segment follows:

	Nine Months Ended
(Millions)	April 26, 2020	April 28, 2019	% Change
Meals & Beverages	$799	$747	7
Snacks	415	386	8
	1,214	1,133	7
Corporate	(264)	(215)
Restructuring charges(1)	(10)	(22)
Earnings before interest and taxes	$940	$896
__________________________________________
(1)See Note 7 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals & Beverages increased 7%. The increase was primarily due to sales volume gains and improved gross profit performance, partially offset by increased marketing support and higher administrative expenses. Gross profit performance was impacted by the benefits of supply chain productivity improvements and cost savings initiatives, as well as improved operating leverage and favorable product mix, partially offset by cost inflation and other supply chain costs, including COVID-19 related costs incurred in the third quarter.
Operating earnings from Snacks increased 8%. The increase was primarily due to improved gross profit performance and sales volume gains, partially offset by increased marketing support. Gross profit performance was impacted by the benefits of cost savings initiatives and supply chain productivity improvements, favorable product mix and improved operating leverage, partially offset by cost inflation and other supply chain costs, including COVID-19 related costs incurred in the third quarter.
Corporate in 2020 included a loss of $64 million from the sale of the European chips business, a loss of $45 million on Acre, a pension settlement charge of $43 million associated with U.S. and Canadian pension plans and costs of $40 million related to costs savings initiatives. Corporate in 2019 included costs of $68 million related to cost savings initiatives and a $28 million pension settlement charge associated with a U.S. pension plan. Excluding these amounts, the remaining decrease in expenses primarily reflects lower administrative expenses and higher other income.

Interest Expense
Interest expense increased to $284 million in 2020 from $271 million in 2019. The increase in interest expense was due to a loss on extinguishment of debt of $75 million, partially offset by lower levels of debt and lower average interest rates on the debt portfolio.
Taxes on Earnings
The effective tax rate was 23.2% in 2020 and 23.5% in 2019.
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
Cost estimates, as well as timing for certain activities, are continuing to be developed.
A summary of the pre-tax charges recorded in Earnings from continuing operations related to these initiatives is as follows:

	Three Months Ended		Nine Months Ended
(Millions, except per share amounts)	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019	Recognized as of April 26, 2020
Restructuring charges	$—	$2	$10	$22	$239
Administrative expenses	10	12	31	35	294
Cost of products sold	4	4	6	25	73
Marketing and selling expenses	—	2	2	6	12
Research and development expenses	—	1	1	2	4
Total pre-tax charges	$14	$21	$50	$90	$622

Aggregate after-tax impact	$11	$16	$38	$68
Per share impact	$.04	$.05	$.13	$.23
A summary of the pre-tax charges (gains) recorded in Earnings (loss) from discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
(Millions)	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019	Recognized as of April 26, 2020(1)
Total pre-tax charges (gains)	$—	$(1)	$—	$—	$23
_______________________________________
(1)Includes $19 million of severance pay and benefits and $4 million of implementation costs and other related costs.
As of April 28, 2019, we incurred substantially all of the costs for actions associated with discontinued operations. All of the costs were cash expenditures.
A summary of the pre-tax costs in Earnings from continuing operations associated with these initiatives is as follows:

(Millions)	Recognized as of April 26, 2020
Severance pay and benefits	$215
Asset impairment/accelerated depreciation	65
Implementation costs and other related costs	342
Total	$622
The total estimated pre-tax costs for actions associated with continuing operations that have been identified are approximately $665 million to $690 million. This estimate will be updated as costs for the expanded initiatives are developed.

We expect the costs for actions associated with continuing operations that have been identified to date to consist of the following: approximately $215 million to $220 million in severance pay and benefits; approximately $65 million in asset impairment and accelerated depreciation; and approximately $385 million to $405 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 33%; Snacks - approximately 42%; and Corporate - approximately 25%.
Of the aggregate $665 million to $690 million of pre-tax costs associated with continuing operations identified to date, we expect approximately $590 million to $615 million will be cash expenditures. In addition, we expect to invest approximately $420 million in capital expenditures through 2021, of which we invested $311 million as of April 26, 2020. The capital expenditures primarily relate to the U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, implementation of an SAP enterprise-resource planning system for Snyder's-Lance, optimization of information technology infrastructure and applications, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, insourcing of manufacturing for certain simple meal products, and optimization of the Snyder’s-Lance warehouse and distribution network.
We expect to incur the costs for the actions associated with continuing operations that have been identified to date through 2021 and to fund the costs through cash flows from operations and short-term borrowings.
We expect the initiatives for actions associated with continuing operations that have been identified to date to generate pre-tax savings of $710 million in 2020, and once all phases are implemented, to generate annual ongoing savings of approximately $850 million by the end of 2022. In the nine-month period ended April 26, 2020, we generated an additional $120 million of pre-tax savings. The annual pre-tax savings associated with continuing operations generated were as follows:

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
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs in Earnings from continuing operations associated with segments is as follows:

	April 26, 2020
(Millions)	Three Months Ended	Nine Months Ended	Costs Incurred to Date
Meals & Beverages	$2	$7	$218
Snacks	10	37	238
Corporate	2	6	166
Total	$14	$50	$622
See Note 7 to the Consolidated Financial Statements for additional information.
Discontinued Operations
On February 25, 2019, we sold our U.S. refrigerated soup business, and on April 25, 2019, we sold our Garden Fresh Gourmet business. Proceeds were $55 million. On June 16, 2019, we sold our Bolthouse Farms business. Proceeds were $500 million. Beginning in the third quarter of 2019, we have reflected the results of these businesses as discontinued operations in the Consolidated Statements of Earnings for all periods presented. These businesses were historically included in the Campbell Fresh reportable segment.
We completed the sale of our Kelsen business on September 23, 2019, for $322 million. We also completed the sale of the Arnott’s and other international operations on December 23, 2019, for $2,286 million. The purchase price was subject to certain post-closing adjustments, which resulted in $4 million of additional proceeds in the third quarter of 2020. Beginning in the fourth quarter of 2019, we have reflected the results of operations of the Kelsen business and the Arnott’s and other international operations, or Campbell International, as discontinued operations in the Consolidated Statements of Earnings for all periods presented. These businesses were historically included in the Snacks reportable segment.

Results of discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	Campbell International	Campbell Fresh	Campbell International		Campbell Fresh
	April 28, 2019	April 28, 2019	April 26, 2020	April 28, 2019	April 28, 2019
Net sales	$225	$210	$359	$802	$666

Impairment charges	$—	$—	$—	$—	$360

Earnings (loss) before taxes from operations	$21	$7	$53	$115	$(361)
Taxes on earnings (loss) from operations	12	7	17	39	(82)
Gain (loss) on sale of businesses / costs associated with selling the businesses	(2)	(24)	1,039	(7)	(31)
Tax expense (benefit) on sale / costs associated with selling the businesses	(1)	23	39	(2)	21
Earnings (loss) from discontinued operations	$8	$(47)	$1,036	$71	$(331)

In 2020, Campbell International sales and earnings from operations decreased reflecting the sales of the businesses.
The sale of the Arnott's and other international operations resulted in a substantial capital gain for tax purposes. We were able to utilize capital losses, which were offset with valuation allowances as of July 28, 2019, to offset the capital gain.
In the second quarter of 2019, we recorded impairment charges of $346 million ($264 million after tax, or $.87 per share) on the reporting units in Campbell Fresh. Year-to-date in 2019, we recorded non-cash impairment charges of $360 million ($275 million after tax, or $.91 per share). In addition, in the third quarter of 2019, we recorded tax expense of $29 million as deferred tax assets on Bolthouse Farms were not realizable. See "Overview" for additional information.

LIQUIDITY AND CAPITAL RESOURCES
We expect foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations; long-term borrowings; short-term borrowings, which may include commercial paper; credit facilities; and cash and cash equivalents. We believe that our sources of financing will be adequate to meet our future requirements.
We completed the sale of our Kelsen business on September 23, 2019, for $322 million. On September 30, 2019, we repaid $399 million of our single draw 3-year senior unsecured term loan facility using net proceeds from the Kelsen sale and the issuance of commercial paper. In addition, on October 11, 2019, we completed the sale of our European chips business for £63 million, or $77 million.
We completed the sale of the Arnott’s and other international operations on December 23, 2019, for $2,286 million. The purchase price was subject to certain post-closing adjustments, which resulted in $4 million of additional proceeds in the third quarter of 2020. We used the net proceeds from the sale to reduce our debt through a series of actions. On December 31, 2019, we repaid the $100 million outstanding balance on our senior unsecured term loan facility. On January 22, 2020, we completed the redemption of all $500 million outstanding aggregate principal amount of our 4.25% Senior Notes due 2021. On January 24, 2020, we settled tender offers to purchase $1,200 million in aggregate principal amount of certain unsecured debt, comprising $329 million of 3.30% Senior Notes due 2021, $634 million of 3.65% Senior Notes due 2023, and $237 million of 3.80% Senior Notes due 2042. The total consideration for the redemption and the tender offers was $1,765 million and the total carrying amount of the purchased notes was $1,691 million, resulting in a loss of $75 million (including $65 million of premium, as well as fees and other costs associated with the tender offers) which was recorded in Interest expense in the Consolidated Statement of Earnings. In addition, we paid accrued and unpaid interest on the purchased notes through the dates of settlement. The net divestiture proceeds remaining after these debt reduction activities were used to reduce commercial paper borrowings. See Note 12 to the Consolidated Financial Statements for additional information.
We generated cash flows from operations of $1,125 million in 2020, compared to $1,148 million in 2019. The decline in 2020 was primarily due to changes in working capital, partially offset by higher cash earnings.
Current assets are less than current liabilities as a result of our level of current maturities of long-term debt and short-term borrowings and our focus to lower core working capital requirements while extending payment terms for accounts payables. We had negative working capital of $523 million as of April 26, 2020, and $1,418 million as of July 28, 2019. Total debt maturing within one year was $1,504 million as of April 26, 2020, and $1,371 million as of July 28, 2019.
Capital expenditures were $220 million in 2020 and $274 million in 2019, reflecting delays in certain projects impacted by the current operating environment. Capital expenditures are expected to total approximately $300 million in 2020. Major capital projects for 2020 include the implementation of an SAP enterprise-resource planning system for Snyder's-Lance, a Milano cookie capacity expansion project, a Goldfish cracker capacity expansion project and chip capacity expansion projects.
Pepperidge Farm and Snyder’s-Lance have a direct-store-delivery distribution model that uses independent contractor distributors. In order to maintain and expand this model, we routinely purchase and sell routes. The purchase and sale proceeds of the routes are reflected in investing activities.
Dividend payments were $320 million in 2020 and $318 million in 2019.
We suspended our share repurchases as of the second quarter of 2018. See Note 16 to the Consolidated Financial Statements for additional information.
In August 2019, we repaid and terminated the AUD $335 million, or $227 million, balance outstanding under our single-draw syndicated facility. The repayment was funded through the issuance of commercial paper.
As of April 26, 2020, we had $1,504 million of short-term borrowings due within one year, of which $485 million was comprised of commercial paper borrowings. As of April 26, 2020, we issued $39 million of standby letters of credit. We have a committed revolving credit facility totaling $1,850 million that matures in December 2021. At April 26, 2020, there was $300 million borrowed under the facility and $1 million of standby letters of credit that we issued under it. The U.S. facility supports our commercial paper programs and other general corporate purposes. We expect to continue to access the commercial paper markets, bank credit lines and utilize cash flows from operations to support our short-term liquidity requirements.
We believe that the impacts of the COVID-19 outbreak have reduced the availability and attractiveness of commercial paper borrowings. Primarily in response to the uncertainty surrounding the operating environment and the commercial paper market, as well as favorable credit markets at the time, on April 24, 2020, we issued senior unsecured notes in an aggregate principal amount of $1,000 million, consisting of $500 million aggregate principal amount of notes bearing interest at a fixed rate of 2.375% per annum, due April 24, 2030, and $500 million aggregate principal amount of notes bearing interest at a fixed rate of 3.125% per annum, due April 24, 2050. On May 1, 2020, we used $300 million of the net proceeds to repay outstanding borrowings under our revolving credit facility, and we intend to use the remaining net proceeds to repay a portion of our outstanding commercial paper as it comes due and for general corporate purposes, thereby lessening our reliance on commercial paper. The 2.375% Senior Notes due 2030 and the 3.125% Senior Notes due 2050 may each be redeemed at the applicable redemption price, in whole or in part, at our option at any time and from time to time prior to January 24, 2030, and October 24, 2049, respectively. Interest on each of the notes is due semi-annually on April 24 and October 24, commencing on October 24, 2020. The notes contain customary covenants and events of default. If a change of control triggering event occurs, we will be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the purchase date.
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
•impacts of, and associated responses to the COVID-19 pandemic;
•our ability to realize projected cost savings and benefits from cost savings initiatives and the integration of recent acquisitions;
•disruptions to our supply chain and/or operations, as well as fluctuations in the supply of and inflation in energy and raw and packaging materials cost;
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
•changes in currency exchange rates, tax rates, interest rates, debt and equity markets, inflation rates, economic conditions, law, regulation and other external factors; and
•unforeseen business disruptions in one or more of our markets due to political instability, civil disobedience, terrorism, armed hostilities, extreme weather conditions, natural disasters, other pandemics or other calamities.
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
Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedure
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 26, 2020 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
b.Changes in Internal Control
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or were likely to materially affect, such control over financial reporting during the quarter ended April 26, 2020.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Note 18 to the Consolidated Financial Statements and incorporated herein by reference.
Item 1A. Risk Factors
On April 20, 2020, we filed a Current Report on Form 8-K to, among other things, supplement the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended July 28, 2019 and subsequent SEC filings. These risks factors, along with those previously disclosed, could materially adversely affect our business or financial results. Additional risks and uncertainties that are not presently known to us or that we deem immaterial may also impair our business or financial results.
Operational Risk Factor
The outbreak of COVID-19 and associated responses could adversely impact our business and results of operations.
The COVID-19 pandemic has significantly impacted economic activity and markets throughout the world. In response, governmental authorities have implemented numerous measures in an attempt to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. These impacts and associated responses of the COVID-19 pandemic could adversely impact our business and results of operations in a number of ways, including but not limited to:
•a shutdown of one or more of our manufacturing, warehousing or distribution facilities, or disruption in our supply chain, including but not limited to, as a result of illness, government restrictions or other workforce disruptions;
•the failure of third parties on which we rely, including but not limited to, those that supply our packaging, ingredients, equipment and other necessary operating materials, co-manufacturers and independent contractors, to meet their obligations to us, or significant disruptions in their ability to do so;
•a strain on our supply chain, which could result from continued increased retailer and consumer demand for our products;
•a disruption to our distribution capabilities or to our distribution channels, including those of our suppliers, contract manufacturers, logistics service providers or independent distributors;
•reductions in the availability of one or more of our products as we prioritize the production of other products due to increased demand;
•new or escalated government or regulatory responses in markets where we manufacture, sell or distribute our products, or in the markets of third parties on which we rely, could prevent or disrupt our business operations;
•continued commodity cost volatility, which may not be sufficiently offset by our commodity hedging activities;
•continued pricing and access volatility in the capital and commercial paper markets, which might cause us to not be able to continue to access preferred sources of liquidity when we would like, and our borrowing costs could increase;
•we have experienced higher costs in certain areas such as front-line employee compensation and independent contractor payments, as well as incremental costs associated with newly added health screenings, temperature checks and enhanced cleaning and sanitation protocols to protect our employees and product quality standards, which could continue or could increase in these or other areas;
•while we have experienced increased demand for our retail products, we may experience significant reductions or volatility in demand for one or more of our products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions, or financial hardship; the easing of governmental authority restrictions and business closings; or pantry-loading activity;
•a change in demand for or availability of our products as a result of retailers, distributors, or carriers modifying their inventory, fulfillment or shipping practices;
•an inability to effectively modify our trade promotion and advertising activities to reflect changing consumer shopping habits due to, among other things, reduced in-store visits and travel restrictions;
•a shift in consumer spending as a result of an economic downturn could result in consumers moving to private label or lower price products; and
•a continued decrease in demand at restaurants or other away from home dining establishments resulting from government restrictions and social distancing measures, which adversely affects our foodservice business.

Further, we have recently delayed the implementation of system upgrades and certain other cost-saving and enabler projects due to the COVID-19 pandemic. Continued disruptions and uncertainties related to the COVID-19 pandemic for a sustained period of time could result in additional delays or modifications to our strategic plans and other initiatives and hinder our ability to achieve our cost savings and enabler objectives on the same timelines.
These and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risk factors incorporated by reference herein. The ultimate impact depends on the severity and duration of the current COVID-19 pandemic and actions taken by governmental authorities and other third parties in response, each of which is uncertain, rapidly changing and difficult to predict. Any of these disruptions could adversely impact our business and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 6. Exhibits
The Index to Exhibits, which immediately precedes the signature page, is incorporated by reference into this Report.

INDEX TO EXHIBITS

4.1
Indenture dated as of March 19, 2015 between Registrant and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Registrant's Current Report on Form 8-K (SEC file number 1-3822) filed with the SEC on April 24, 2020.

4.2.1	Form of 2030 Note, incorporated by reference to Registrant's Current Report on Form 8-K (SEC file number 1-3822) filed with the SEC on April 24, 2020.

4.2.2	Form of 2050 Note, incorporated by reference to Registrant's Current Report on Form 8-K (SEC file number 1-3822) filed with the SEC on April 24, 2020.

31.1	Certification of Mark A. Clouse pursuant to Rule 13a-14(a).

31.2	Certification of Mick Beekhuizen pursuant to Rule 13a-14(a).

32.1	Certification of Mark A. Clouse pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Mick Beekhuizen pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Extension Definition Linkbase Document.

101.LAB	Inline XBRL Extension Label Linkbase Document.

101.PRE	Inline XBRL Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
June 3, 2020

CAMPBELL SOUP COMPANY

By:	/s/ Mick Beekhuizen
Mick Beekhuizen
Executive Vice President and Chief Financial Officer

By:	/s/ Stanley Polomski
Stanley Polomski
Vice President and Controller