Form 10-K
period 2020-08-02
CAMPBELL SOUP CO
filed 2020-09-24
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
_________________________________________________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File Number
August 2, 2020	1-3822
CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Based on the closing price on the New York Stock Exchange on January 24, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of capital stock held by non-affiliates of the registrant was approximately $ 9,425,850,414. There were 302,271,127 shares of capital stock outstanding as of September 16, 2020.
Portions of the Registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I
This Report contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current expectations regarding our future results of operations, economic performance, financial condition and achievements. These forward-looking statements can be identified by words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "pursue," "strategy," "target," "will" and similar expressions. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts, and may reflect anticipated cost savings or implementation of our strategic plan. These statements reflect our current plans and expectations and are based on information currently available to us. They rely on several assumptions regarding future events and estimates which could be inaccurate and which are inherently subject to risks and uncertainties. Risks and uncertainties include, but are not limited to, those discussed in "Risk Factors" and in the "Cautionary Factors That May Affect Future Results" in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Report. Our consolidated financial statements and the accompanying notes to the consolidated financial statements are presented in "Financial Statements and Supplementary Data."

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
In 2019, we announced our plan to divest our Campbell Fresh operating segment and our international biscuits and snacks operating segment. In 2019, we sold our U.S. refrigerated soup business, our Garden Fresh Gourmet business and our Bolthouse Farms business. Within our international biscuits and snacks operating segment, we completed the sale of our Kelsen business on September 23, 2019. On December 23, 2019, we completed the sale of our Arnott’s business and certain other international operations, including the simple meals and shelf-stable beverages businesses in Australia and Asia Pacific (the Arnott’s and other international operations). In addition, on October 11, 2019, we completed the sale of our European chips business. See Note 3 to the Consolidated Financial Statements for additional information on these divestitures.
We used the net proceeds from the sales to reduce debt as described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” To support our more focused portfolio, we are pursuing multi-year cost savings initiatives with targeted annualized cost savings of $850 million from continuing operations by the end of 2022, which includes $295 million in synergies and run-rate cost savings from our acquisition of Snyder's-Lance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding our cost savings initiatives.
Our U.S. refrigerated soup business, our Garden Fresh Gourmet business and our Bolthouse Farms business were historically included in the Campbell Fresh segment. Beginning in the third quarter of 2019, we have reflected the results of operations of these businesses as discontinued operations in the Consolidated Statements of Earnings for all periods presented. A portion of the U.S. refrigerated soup business historically included in Campbell Fresh was retained and is now reported in Meals & Beverages.
Beginning in the fourth quarter of 2019, we have reflected the results of operations of our Kelsen business and the Arnott’s and other international operations (collectively referred to as Campbell International) as discontinued operations in the Consolidated Statements of Earnings for all periods presented. The assets and liabilities of these businesses have been reflected in assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of July 28, 2019. These businesses were historically included in the Snacks reportable segment. The results of the European chips business through the date of sale were reflected in continuing operations within the Snacks reportable segment.
Reportable Segments
Our reportable segments are:
•Meals & Beverages, which includes the retail and foodservice businesses in the U.S. and Canada. The segment includes the following products: Campbell’s condensed and ready-to-serve soups; Swanson broth and stocks; Pacific Foods broth, soups and non-dairy beverages; Prego pasta sauces; Pace Mexican sauces; Campbell’s gravies, pasta, beans and dinner sauces; Swanson canned poultry; Plum baby food and snacks; V8 juices and beverages; and Campbell’s tomato juice; and

•Snacks, which consists of Pepperidge Farm cookies, crackers, fresh bakery and frozen products in U.S. retail, including Milano cookies and Goldfish crackers; and Snyder’s of Hanover pretzels, Lance sandwich crackers, Cape Cod and Kettle Brand potato chips, Late July snacks, Snack Factory Pretzel Crisps, Pop Secret popcorn, Emerald nuts, and other snacking products in the U.S. and Canada. The segment includes the retail business in Latin America. This segment also included the results of our European chips business, which was sold on October 11, 2019.
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
Ingredients and Packaging
The ingredients and packaging materials required for the manufacture of our food and beverage products are purchased from various suppliers, substantially all of which are located in North America. These items are subject to price fluctuations from a number of factors, including climate change, changes in crop size, cattle cycles, herd and flock disease, crop disease, crop pests, product scarcity, pandemics, demand for raw materials, supplier capacities, commodity market speculation, energy costs, currency fluctuations, government-sponsored agricultural programs and other government policy, import and export requirements (including tariffs), drought and excessive rain, temperature extremes and other adverse weather events, water scarcity, scarcity of suitable agricultural land, scarcity of organic ingredients and other factors that may be beyond our control during the growing and harvesting seasons. To help reduce some of this price volatility, we use a combination of purchase orders, short- and long-term contracts, inventory management practices and various commodity risk management tools for most of our ingredients and packaging. Ingredient inventories are generally at a peak during the late fall and decline during the winter and spring. Since many ingredients of suitable quality are available in sufficient quantities only during certain seasons, we make commitments for the purchase of such ingredients in their respective seasons. In addition, certain of the materials required for the manufacture of our products, including steel and aluminum, have been or may be impacted by tariffs. Despite our ability to source raw materials necessary to meet increased demand for our products, certain ingredients and packaging, including steel, aluminum, glass, agricultural products, proteins and other commodities have been adversely impacted by the COVID-19 pandemic. Although we are unable to predict the impact to our ability to source these materials in the future, we expect these supply pressures to continue throughout 2021. For information on the impact of inflation, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
Customers
In most of our markets, sales and merchandising activities are conducted through our own sales force and/or third-party brokers and distribution partners. Our products are generally resold to consumers through retail food chains, mass discounters, mass merchandisers, club stores, convenience stores, drug stores, dollar stores, e-commerce and other retail, commercial and non-commercial establishments. Each of Pepperidge Farm and Snyder's-Lance also has a direct-store-delivery distribution model that uses independent contractor distributors. We make shipments promptly after acceptance of orders. In the second half of 2020 we experienced increased demand in our retail businesses as the COVID-19 pandemic and related governmental restrictions resulted in a significant increase in at-home food consumption. We have taken steps, including modifying production schedules and temporarily adjusting product mix, to increase our production capacity to meet the increased demand for our retail products. Notwithstanding these efforts, we have been, and continue to be, unable to fulfill all orders we receive from our customers. For additional information on COVID-19 impacts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our five largest customers accounted for approximately 44% of our consolidated net sales from continuing operations in 2020, 43% in 2019 and 46% in 2018. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 21% of our consolidated net sales from continuing operations in 2020, 20% in 2019 and 22% 2018. The Kroger Co. and its affiliates accounted for approximately 9% of our consolidated net sales from continuing operations in 2020 and 2019, and 10% in 2018. Both of our reportable segments sold products to Wal-Mart Stores, Inc. or its affiliates and The Kroger Co. or its affiliates. No other customer accounted for 10% or more of our consolidated net sales.
Trademarks and Technology
As of September 16, 2020, we owned over 3,000 trademark registrations and applications in over 160 countries. We believe our trademarks are of material importance to our business. Although the laws vary by jurisdiction, trademarks generally are valid as long as they are in use and/or their registrations are properly maintained and have not been found to have become generic. Trademark registrations generally can be renewed indefinitely as long as the trademarks are in use. We believe that our principal brands, including Campbell's, Cape Cod, Chunky, Emerald, Goldfish, Kettle Brand, Lance, Late July, Milano, Pace, Pacific Foods, Pepperidge Farm, Plum, Pop Secret, Prego, Snack Factory Pretzel Crisps, Snyder's of Hanover, Spaghettios, Swanson, and V8, are protected by trademark law in the major markets where they are used.

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
Working Capital
For information relating to our cash flows from operations and working capital items, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."
Capital Expenditures
During 2020, our aggregate capital expenditures were $299 million. We expect to spend approximately $350 million for capital projects in 2021. Major capital projects based on planned spend in 2021 include implementation of an SAP enterprise-resource planning system for Snyder's-Lance, which was delayed from 2020 due to the COVID-19 pandemic, and a new manufacturing line for our snacks business.
Regulation
The manufacture and sale of consumer food products is highly regulated. In the U.S., our activities are subject to regulation by various federal government agencies, including the Food and Drug Administration, Department of Agriculture, Federal Trade Commission, Department of Labor, Department of Commerce and Environmental Protection Agency, as well as various state and local agencies. Our business is also regulated by similar agencies outside of the U.S. In addition, the current U.S. administration has implemented and is considering tariffs on certain imported commodities, including steel and aluminum. In response, other countries have adopted and/or are considering countervailing tariffs on imported food and agriculture products.
Environmental Matters
We have requirements for the operation and design of our facilities that meet or exceed applicable environmental rules and regulations. Of our $299 million in capital expenditures made during 2020, approximately $6 million were for compliance with environmental laws and regulations in the U.S. We further estimate that approximately $13 million of the capital expenditures anticipated during 2021 will be for compliance with U.S. environmental laws and regulations. We believe that continued compliance with existing environmental laws and regulations (both within the U.S. and elsewhere) will not have a material effect on capital expenditures, earnings or our competitive position. In addition, we continue to monitor existing and pending environmental laws and regulations within the U.S. and elsewhere relating to climate change and greenhouse gas emissions. While the impact of these laws and regulations cannot be predicted with certainty, we do not believe that compliance with these laws and regulations will have a material effect on capital expenditures, earnings or our competitive position.
Seasonality
Demand for soup products is seasonal, with the fall and winter months usually accounting for the highest sales volume. This year, due to the impact of the COVID-19 pandemic, demand for soup products was above normal levels during the spring and summer months. Demand for our other products is generally evenly distributed throughout the year.
Employees
On August 2, 2020, we had approximately 14,500 employees.
Websites
Our primary corporate website can be found at www.campbellsoupcompany.com. We make available free of charge at this website (under the "Investor Center—Financial Information—SEC Filings" caption) all of our reports (including amendments) filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, including our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. These reports are made available on the website as soon as reasonably practicable after their filing with, or furnishing to, the Securities and Exchange Commission.
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
Operational Risk Factors
The outbreak of COVID-19 and associated responses could adversely impact our business and results of operations
The COVID-19 pandemic has significantly impacted economic activity and markets throughout the world. In response, governmental authorities have implemented numerous measures in an attempt to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. Although our business has benefitted from some of these measures, the impact and associated responses of the COVID-19 pandemic could adversely impact our business and results of operations in a number of ways, including but not limited to:
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
•a significant portion of our workforce, including our management team, could become unable to work as a result of illness, or the attention of our management team could be diverted if key employees become ill from COVID-19 and unable to work;
•higher costs in certain areas such as front-line employee compensation and independent contractor payments, as well as incremental costs associated with newly added health screenings, temperature checks and enhanced cleaning and sanitation protocols to protect our employees and product quality standards, which could continue or could increase in these or other areas;
•the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions, or financial hardship; or decrease in demand due to the easing of governmental authority restrictions and business closings; or decrease in pantry-loading activity;
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
•an increased reliance on our information technology systems due to many employees working remotely causing us to be increasingly subject to cyberattack;
•a continued decrease in demand at restaurants or other away from home dining establishments resulting from government restrictions and social distancing measures, which adversely affects our foodservice business; and
•continued business disruptions and uncertainties related to the COVID-19 pandemic for a sustained period of time could result in additional delays or modifications to our strategic plans and other initiatives and hinder our ability to achieve anticipated cost savings and productivity initiatives on the original timelines.

These and other impacts of the COVID-19 pandemic could also have the effect of heightening many of the other risk factors included below in this Item 1A. The ultimate impact depends on the severity and duration of the current COVID-19 pandemic and actions taken by governmental authorities and other third parties in response, each of which is uncertain, rapidly changing and difficult to predict. Any of these disruptions could adversely impact our business and results of operations.
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
Our ability to compete also depends upon our ability to predict, identify, and interpret the tastes and dietary habits of consumers and to offer products that appeal to those preferences. There are inherent marketplace risks associated with new product or packaging introductions, including uncertainties about trade and consumer acceptance. If we do not succeed in offering products that consumers want to buy, our sales and market share will decrease, resulting in reduced profitability. If we are unable to accurately predict which shifts in consumer preferences will be long-lasting, or are unable to introduce new and improved products to satisfy those preferences, our sales will decline. In addition, given the variety of backgrounds and identities of consumers in our consumer base, we must offer a sufficient array of products to satisfy the broad spectrum of consumer preferences. As such, we must be successful in developing innovative products across a multitude of product categories. In addition, the COVID-19 pandemic has altered, and in some cases, delayed product innovation efforts. Finally, if we fail to rapidly develop products in faster-growing and more profitable categories, we could experience reduced demand for our products, or fail to expand margins.
We may not achieve our targeted cost savings, which may adversely affect our ability to grow margins
We are pursuing multi-year cost savings initiatives with targeted annualized cost savings of $850 million for continuing operations by the end of 2022, which includes $295 million in synergies and run-rate cost savings from our acquisition of Snyder's-Lance. These initiatives require a substantial amount of management and operational resources. Our management team must successfully execute the administrative and operational changes necessary to achieve the anticipated benefits of these initiatives, including the integration of Snyder's-Lance in an efficient and effective manner. In some respects, our plans to achieve these cost savings continue to be refined. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Restructuring Charges and Cost Savings Initiatives" for additional information on these initiatives. We have recently delayed the implementation of system upgrades and certain other cost-saving and productivity initiatives due to the COVID-19 pandemic. Continued disruptions and uncertainties related to the COVID-19 pandemic for a sustained period of time could result in additional delays or modifications to our strategic plans and other initiatives and hinder our ability to achieve our cost savings and productivity initiatives on the same timelines. These and related demands on our resources may divert the organization's attention from other business issues, have adverse effects on existing business relationships with suppliers and customers and impact employee morale. Our success is partly dependent upon properly executing, and realizing cost savings or other benefits from, these often complex initiatives. Any failure to or delay in implementing our initiatives in accordance with our plans could adversely affect our ability to grow margins.
We may not be able to increase prices to fully offset increases in prices of raw and packaging materials or distribution costs
As a manufacturer of food and beverage products, the raw and packaging materials used in our business include tomato paste, grains, beef, poultry, dairy, potatoes and other vegetables, steel, aluminum, glass, paper and resin. Many of these materials are subject to price fluctuations from a number of factors, including but not limited to changes in crop size, cattle cycles, herd and flock disease, crop disease, crop pests, product scarcity, demand for raw materials, commodity market speculation, energy costs, currency fluctuations, supplier capacities, government-sponsored agricultural programs and other government policy, import and export requirements (including tariffs), drought and excessive rain, temperature extremes and other adverse weather events, water scarcity, scarcity of suitable agricultural land, scarcity of organic ingredients, pandemic illness (such as the COVID-19 pandemic) and other factors that may be beyond our control. Despite our ability to source raw materials necessary to meet increased demand for our products, certain ingredients and packaging, including steel, aluminum, glass, agricultural products, proteins and other commodities have been adversely impacted by the COVID-19 pandemic. Although we are unable to predict the impact to our ability to source these materials in the future, we expect these supply pressures to continue into 2021. The cost of distribution decreased in 2020 due to a decline in transportation and logistics costs, driven by excess availability, warehousing efficiencies and lower fuel costs, however, we have experienced a recent increase in transportation and logistics costs. We may not be able to offset any price increases through productivity or price increases or through our commodity hedging activity.
We try to pass along to customers some or all cost increases through increases in the selling prices of, or decreases in the packaging sizes of, some of our products. Higher product prices or smaller packaging sizes may result in reductions in sales volume. Consumers may be less willing to pay a price differential for our branded products and may increasingly purchase lower-priced offerings, or may forego some purchases altogether, during an economic downturn. To the extent that price increases or packaging size decreases are not sufficient to offset these increased costs, and/or if they result in significant decreases in sales volume, our business results and financial condition may be adversely affected.
We may be adversely impacted by a changing customer landscape and the increased significance of some of our customers
Our businesses are largely concentrated in the traditional retail grocery trade, which has experienced slower growth than other retail channels, such as dollar stores, drug stores, club stores and e-commerce retailers. We expect this trend away from traditional retail grocery to alternate channels to continue in the future. These alternative retail channels may also create consumer price deflation, affecting our retail customer relationships and presenting additional challenges to increasing prices in response to commodity or other cost increases. In addition, retailers with increased buying power and negotiating strength are seeking more favorable terms, including increased promotional programs and customized products funded by their suppliers. These customers may also use more of their shelf space for their private label products, which are generally sold at lower prices than branded products. If we are unable to use our scale, marketing, product innovation and category leadership positions to respond to these customer dynamics, our business or financial results could be adversely impacted.
In 2020, our five largest customers accounted for approximately 44% of our consolidated net sales from continuing operations, with the largest customer, Wal-Mart Stores, Inc. and its affiliates, accounting for approximately 21% of our consolidated net sales from continuing operations. In addition, The Kroger Co. and its affiliates accounted for approximately 9% of our consolidated net sales from continuing operations in 2020. There can be no assurance that our largest customers will continue to purchase our products in the same mix or quantities, or on the same terms as in the past. Disruption of sales to any of these customers, or to any of our other large customers, for an extended period of time could adversely affect our business or financial results.
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
Disruption to our supply chain could adversely affect our business
Our ability to manufacture and/or sell our products may be impaired by damage or disruption to our manufacturing, warehousing or distribution capabilities, or to the capabilities of our suppliers, contract manufacturers, logistics service providers or independent distributors. This damage or disruption could result from execution issues, as well as factors that are hard to predict or beyond our control such as increased temperatures due to climate change, water stress, extreme weather events, natural disasters, product or raw material scarcity, fire, terrorism, pandemics (such as the COVID-19 pandemic), strikes, cybersecurity breaches, government shutdowns, disruptions in logistics, supplier capacity constraints or other events. Commodity prices have become, and may continue to be, more volatile during the COVID-19 pandemic. Production of the agricultural commodities used in our business may also be adversely affected by drought and excessive rain, temperature extremes and other adverse weather events, water scarcity, scarcity of suitable agricultural land, scarcity of organic ingredients, crop size, cattle cycles, herd and flock disease, crop disease and crop pests. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, may adversely affect our business or financial results, particularly in circumstances when a product is sourced from a single supplier or location. Disputes with significant suppliers, contract manufacturers, logistics service providers or independent distributors, including disputes regarding pricing or performance, may also adversely affect our ability to manufacture and/or sell our products, as well as our business or financial results.
We have experienced minor temporary workforce disruptions in our supply chain as a result of the COVID-19 pandemic. We have implemented employee safety measures, which exceed guidance from the Centers for Disease Control and Prevention and World Health Organization, across all our supply chain facilities, including proper hygiene, enhanced sanitation, social distancing, mask use, plexiglass dividers, and temperature screenings. Even with these measures, there is risk that COVID-19 may spread through our workforce. Illness, travel restrictions, absenteeism, or other workforce disruptions could negatively affect our supply chain, manufacturing, distribution, or other business processes. We may face additional production disruptions in the future, which may place constraints on our ability to produce products in a timely manner or may increase our costs.
We experienced increased demand for our products in the second half of 2020. Short-term or sustained increases in consumer demand at our retail customers may exceed our production capacity or otherwise strain our supply chain. Our failure to meet the demand for our products could adversely affect our business and results of operations.
We are actively monitoring the continued spread of the COVID-19 pandemic and its ongoing impact on our supply chain and operations, however we are unable to accurately predict the future impact that the COVID-19 pandemic will have due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the virus, the duration of the outbreak, and actions that may be taken by governmental authorities.
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
An impairment of the carrying value of goodwill or other indefinite-lived intangible assets could adversely affect our financial results and net worth
As of August 2, 2020, we had goodwill of $3,986 million and other indefinite-lived intangible assets of $2,611 million. Goodwill and indefinite-lived intangible assets are initially recorded at fair value and not amortized, but are tested for impairment at least annually or more frequently if impairment indicators arise. We test goodwill at the reporting unit level by comparing the carrying value of the net assets of the reporting unit, including goodwill, to the unit's fair value. Similarly, we test indefinite-lived intangible assets by comparing the fair value of the assets to their carrying values. Fair value for both goodwill and other indefinite-lived intangible assets is determined based on a discounted cash flow analysis. If the carrying values of the reporting unit or indefinite-lived intangible assets exceed their fair value, the goodwill or indefinite-lived intangible assets are considered impaired and reduced to fair value. Factors that could result in an impairment include a change in revenue growth rates, operating margins, weighted average cost of capital, future economic and market conditions or assumed royalty rates. We have experienced impairment charges in prior years. See "Significant Accounting Estimates" and Notes 3 and 6 to the Consolidated Financial Statements for additional information on such impairments. If current expectations for growth rates for sales and profits are not met, or other market factors and macroeconomic conditions that could be affected by the COVID-19 pandemic or otherwise were to change, we may be required in the future to record additional impairment of the carrying value of goodwill or other indefinite-lived intangible assets, which could adversely affect our financial results and net worth.
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
We may be adversely impacted by a failure or security breach of our information technology systems
Our information technology systems are critically important to our operations. We rely on our information technology systems (some of which are outsourced to third parties) to manage our data, communications and business processes, including our marketing, sales, manufacturing, procurement, logistics, customer service, accounting and administrative functions and the importance of such networks and systems has increased due to many of our employees working remotely as a result of the COVID-19 pandemic. If we do not allocate and effectively manage the resources necessary to build, sustain and protect appropriate information technology systems, our business or financial results could be adversely impacted. Furthermore, our information technology systems are subject to attack or other security breaches (including the access to or acquisition of customer, consumer, employee or other confidential information), service disruptions or other system failures. If we are unable to prevent or adequately respond to and resolve these breaches, disruptions or failures, our operations may be impacted, and we may suffer other adverse consequences such as reputational damage, litigation, remediation costs and/or penalties under various data protection laws and regulations.
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
Our results may be adversely affected by our inability to complete or realize the projected benefits of acquisitions, divestitures and other strategic transactions
We have historically made strategic acquisition of brands and businesses and we may undertake additional acquisitions or other strategic transactions in the future. Our ability to meet our objectives with respect to acquisitions and other strategic transactions may depend in part on our ability to identify suitable counterparties, negotiate favorable financial and other contractual terms, obtain all necessary regulatory approvals on the terms expected and complete those transactions. Potential risks also include:
•the inability to integrate acquired businesses into our existing operations in a timely and cost-efficient manner, including implementation of enterprise-resource planning systems;
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
In addition, during the first half of 2020, we completed the sale of our Kelsen business and the Arnott’s and other international operations, and we may undertake other divestitures in the future. Any other businesses we decide to divest in the future may depend in part on our ability to identify suitable buyers, negotiate favorable financial and other contractual terms and obtain all necessary regulatory approvals on the terms expected. Potential risks of divestitures may also include:
•diversion of management's attention from other business concerns;
•loss of key suppliers and/or customers of divested businesses;
•the inability to separate divested businesses or business units effectively and efficiently from our existing business operations; and
•the inability to reduce or eliminate associated overhead costs.
If we are unable to complete or realize the projected benefits of future acquisitions, divestitures or other strategic transactions, our business or financial results may be adversely impacted.

Market Conditions and Other General Risk Factors
We face risks related to recession, financial and credit market disruptions and other economic conditions
Customer and consumer demand for our products may be impacted by weak economic conditions, recession, equity market volatility or other negative economic factors in the U.S. or other nations. Similarly, disruptions in financial and/or credit markets, the risk of which has been heightened due to the COVID-19 pandemic, may impact our ability to manage normal commercial relationships with our customers, suppliers and creditors and might cause us to not be able to continue to access preferred sources of liquidity when we would like, and our borrowing costs could increase. The COVID-19 pandemic has increased volatility and pricing in the capital markets. We may not have access to preferred sources of liquidity when needed or on terms we find acceptable, and our borrowing costs could increase. An economic or credit crisis could occur and impair credit availability and our ability to raise capital when needed. A disruption in the financial markets may have a negative effect on our derivative counterparties and could impair our banking or other business partners, on whom we rely for access to capital and as counterparties to our derivative contracts. In addition, changes in tax or interest rates in the U.S. or other nations, whether due to recession, economic disruptions or other reasons, may adversely impact us.
The administering regulatory authority regulating the London Interbank Offered Rate (LIBOR) announced that it intends to phase out LIBOR by the end of December 2021. Our variable rate debt and revolving credit facility use LIBOR as a benchmark for establishing interest rates. While we expect to have paid off our variable-rate debt and replaced or renegotiated our revolving credit facility by the end of December 2021, we may incur additional indebtedness and/or negotiate new credit terms that will rely on an alternative interest rate method to LIBOR. Any legal or regulatory changes made in response to LIBOR’s future discontinuance may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, or changes in the rules or methodologies in LIBOR. In addition, alternative methods to LIBOR may not yet have been established by the end of December 2021, and the impact of such alternative methods may be impossible or impracticable to determine. While we do not expect that the transition from LIBOR and risks related thereto will have a material adverse effect on our financing costs, it is still uncertain at this time.
Actions of activist shareholders could cause us to incur substantial costs, divert management's attention and resources, and have an adverse effect on our business
We were the target of activist shareholder activities in 2019. If a new activist investor purchased our stock, our business could be adversely affected because responding to proxy contests and reacting to other actions by activist shareholders can be costly and time-consuming, disruptive to our operations and divert the attention of management and our employees. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist shareholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, employees, suppliers and other strategic partners, and cause our share price to experience periods of volatility or stagnation.

Legal and Regulatory Risk Factors
We may be adversely impacted by legal and regulatory proceedings or claims
We are a party to a variety of legal and regulatory proceedings and claims arising out of the normal course of business. See Note 20 to the Consolidated Financial Statements for information regarding reportable legal proceedings. Since these actions are inherently uncertain, there is no guarantee that we will be successful in defending ourselves against such proceedings or claims, or that our assessment of the materiality or immateriality of these matters, including any reserves taken in connection with such matters, will be consistent with the ultimate outcome of such proceedings or claims. In particular, the marketing of food products has come under increased scrutiny in recent years, and the food industry has been subject to an increasing number of proceedings and claims relating to alleged false or deceptive marketing under federal, state and foreign laws or regulations. Additionally, the independent contractor distribution model, which is used by Pepperidge Farm and Snyder’s-Lance, has also come under increased regulatory scrutiny. Our independent contractor distribution model has also been the subject of various class and individual lawsuits in recent years. In the event we are unable to successfully defend ourselves against these proceedings or claims, or if our assessment of the materiality of these proceedings or claims proves inaccurate, our business or financial results may be adversely affected. In addition, our reputation could be damaged by allegations made in proceedings or claims (even if untrue). Furthermore, actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic, may result in investigations, legal claims or litigation against us.
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
Governmental and administrative bodies within the U.S. are considering a variety of tax, trade and other regulatory reforms. Trade reforms include tariffs on certain materials used in the manufacture of our products and tariffs on certain finished products. We regularly move data across national and state borders to conduct our operations and, consequently, are subject to a variety of laws and regulations in the U.S. and other jurisdictions regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. There is significant uncertainty with respect to compliance with such privacy and data protection laws and regulations because they are continuously evolving and developing and may be interpreted and applied differently from country to country and state to state and may create inconsistent or conflicting requirements.
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
Tualatin (MB)
______________________________
MB - Meals & Beverages
S - Snacks
Each of the foregoing manufacturing facilities is company-owned, except the Tualatin, Oregon facility, which is leased. We also maintain principal business unit offices in Charlotte, North Carolina; Doral, Florida; Hanover, Pennsylvania; Norwalk, Connecticut; Tualatin, Oregon; and Mississauga, Canada.
We also own and lease distribution centers across the U.S. We believe that our manufacturing and processing plants and distribution centers are well maintained and, together with facilities operated by our contract manufacturers, are generally adequate to support the current operations of the businesses.
Item 3. Legal Proceedings
Information regarding reportable legal proceedings is contained in Note 20 to the Consolidated Financial Statements and incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

Information about our Executive Officers
The section below provides information regarding our executive officers as of September 16, 2020:

Name, Present Title & Business Experience	Age	Year First Appointed Executive Officer
Mick J. Beekhuizen, Executive Vice President and Chief Financial Officer. Executive Vice President and Chief Financial Officer, Chobani LLC (2016-2019). Executive Vice President and Chief Financial Officer, Education Management Corporation (2013-2016).	44	2020
Xavier F. Boza, Executive Vice President and Chief Human Resources Officer. Vice President, Human Resources of Campbell Soup Company (2015-2018). Regional Vice President, Human Resources of Kellogg Company (2013-2015).	56	2018
Adam G. Ciongoli, Executive Vice President and General Counsel. Executive Vice President and General Counsel of Lincoln Financial Group (2012-2015).	52	2015
Mark A. Clouse, President and Chief Executive Officer. Chief Executive Officer of Pinnacle Foods, Inc. (2016-2018). Chief Commercial Officer (2016) and Executive Vice President and Chief Growth Officer (2014-2016) of Mondelez International, Inc.	52	2019
Christopher D. Foley, Executive Vice President and President, Meals & Beverages. We have employed Mr. Foley in an executive or managerial capacity for at least five years.	48	2019
Robert J. Furbee, Executive Vice President, Global Supply Chain. We have employed Mr. Furbee in an executive or managerial capacity for at least five years.	58	2017
Valerie J. Oswalt, Executive Vice President and President, Campbell Snacks. Chief Executive Officer, Century Snacks (2018-2020). President, Mondelez North America Confections (2017-2018). President, Mondelez North America Sales (2015-2017).	47	2020
Craig S. Slavtcheff, Executive Vice President, Chief R&D and Innovation Officer. We have employed Mr. Slavtcheff in an executive or managerial capacity for at least five years.	53	2019

PART II
Item 5. Market for Registrant’s Capital Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market for Registrant’s Capital Stock
Our capital stock is traded on the New York Stock Exchange under the symbol "CPB." On September 16, 2020, there were 16,868 holders of record of our capital stock.
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

The following graph compares the cumulative total shareholder return (TSR) on our stock with the cumulative total return of the Standard & Poor’s 500 Stock Index (the S&P 500) and the Standard & Poor’s Packaged Foods Index (the S&P Packaged Foods Group). The graph assumes that $100 was invested on July 31, 2015, in each of our stock, the S&P 500 and the S&P Packaged Foods Group, and that all dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on August 2, 2020.

DOLLARS
200
175
150
125
100
75
50
25
0
2015
2016
2017
2018
2019
2020
Campbell
S&P 500
S&P Packaged Foods Group

* Stock appreciation plus dividend reinvestment.

	2015	2016	2017	2018	2019	2020
Campbell	100	129	112	90	93	116
S&P 500	100	106	123	143	156	172
S&P Packaged Foods Group	100	117	110	103	113	123
Issuer Purchases of Equity Securities
None.

Item 6. Selected Financial Data

Fiscal Year	2020(1)	2019(2)	2018(3)	2017(4)	2016(5)
(Millions, except per share amounts)
Summary of Operations
Net sales	$8,691	$8,107	$6,615	$5,837	$5,868
Earnings before interest and taxes	1,107	979	1,010	1,431	865
Earnings before taxes	766	625	830	1,316	751
Earnings from continuing operations	592	474	724	924	509
Earnings (loss) from discontinued operations	1,036	(263)	(463)	(37)	54
Net earnings	1,628	211	261	887	563
Net earnings attributable to Campbell Soup Company	1,628	211	261	887	563
Financial Position
Total assets	$12,372	$13,148	$14,529	$7,726	$7,837
Total debt(6)	6,196	8,712	9,894	3,536	3,533
Total equity	2,569	1,112	1,373	1,645	1,533
Per Share Data
Earnings from continuing operations attributable to Campbell Soup Company - basic	$1.96	$1.57	$2.41	$3.03	$1.65
Earnings from continuing operations attributable to Campbell Soup Company - assuming dilution	1.95	1.57	2.40	3.01	1.64
Net earnings attributable to Campbell Soup Company - basic	5.39	.70	.87	2.91	1.82
Net earnings attributable to Campbell Soup Company - assuming dilution	5.36	.70	.86	2.89	1.81
Dividends declared	1.40	1.40	1.40	1.40	1.248
Other Statistics
Capital expenditures	$299	$384	$407	$338	$341
Weighted average shares outstanding - basic	302	301	301	305	309
Weighted average shares outstanding - assuming dilution	304	302	302	307	311
____________________________________
(All per share amounts below are on a diluted basis)
In February 2016, the Financial Accounting Standards Board (FASB) issued guidance that amends accounting for leases. In July 2018, the FASB issued an adoption approach that allows entities to apply the new guidance and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods. We adopted the guidance in 2020 using this transition method.
In May 2014, the FASB issued revised guidance on the recognition of revenue from contracts with customers. We adopted the guidance in 2019 using the modified retrospective method.
In March 2017, the FASB issued guidance that changes the presentation of net periodic pension cost and net periodic postretirement benefit cost. The guidance also allows only the service cost component to be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory). We adopted the guidance in 2018 and retrospectively adjusted prior periods.
In March 2016, the FASB issued guidance that amends accounting for share-based payments, including the accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the statement of cash flows. We adopted the guidance in 2017 and retrospectively adjusted prior periods.
The 2020 fiscal year consisted of 53 weeks. All other periods had 52 weeks.
(1)The 2020 earnings from continuing operations attributable to Campbell Soup Company were impacted by the following: a restructuring charge and costs of $52 million ($.17 per share) associated with restructuring and cost savings initiatives; losses of $92 million ($.30 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans; pension settlement charges of $33 million ($.11 per share); a loss of $35 million ($.12 per share) associated with the sale of our limited partnership interest in Acre Venture Partners, L.P.; a loss of $37 million ($.12 per share) on the sale of the European chips business; and a loss of $57 million ($.19 per share) on the extinguishment of debt. Earnings from discontinued operations were impacted by net gains of $1,000 million ($3.29 per share) associated with the sale of the Kelsen business and the Arnott's and other international operations (collectively referred to as Campbell International).
(2)The 2019 earnings from continuing operations attributable to Campbell Soup Company were impacted by the following: a restructuring charge and costs of $92 million ($.30 per share) associated with restructuring and cost savings initiatives; impairment charges of $13 million ($.04 per share) related to the European chips business; a pension settlement charge of $22 million ($.07 per share); losses of $93 million ($.31 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans; and a tax charge of $2 million ($.01 per share) due to the enactment of the Tax Cuts and Jobs Act that was signed into law in December 2017 (the Act). Loss from discontinued operations was impacted by the following: impairment charges of $275 million ($.91 per share) related to Campbell Fresh; expenses of $51 million ($.17 per share) associated with the sale process of the businesses in Campbell Fresh, including losses on the sale of the businesses, and on deferred tax assets that were not realizable; impairment charges of $12 million ($.04 per share) related to Kelsen; costs of $10 million ($.03 per share) associated with the planned divestiture of Campbell International; and losses of $9 million ($.03 per share) associated with mark-to-market adjustments for defined benefit pension plans.
(3)The 2018 earnings from continuing operations attributable to Campbell Soup Company were impacted by the following: a restructuring charge and costs of $132 million ($.44 per share) associated with restructuring and cost savings initiatives; gains of $100 million ($.33 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans; impairment charges of $41 million ($.14 per share) related to the Plum trademark; transaction and integration costs of $73 million ($.24 per share) associated with the acquisition of Snyder's-Lance; a net tax benefit of $126 million ($.42 per share) due to the enactment of the Act; and a loss of $15 million ($.05 per share) related to the settlement of a legal claim. Loss from discontinued operations was impacted by the following: a restructuring charge and costs of $4 million ($.01 per share) associated with restructuring and cost savings initiatives; impairment charges of $571 million ($1.89 per share) related to the Bolthouse Farms refrigerated beverages and salad dressings reporting unit, the deli reporting unit, and the Bolthouse Farms carrot and carrot ingredients reporting unit; and gains of $3 million ($.01 per share) associated with mark-to-market and curtailment adjustments for defined benefit pension plans.
(4)The 2017 earnings from continuing operations attributable to Campbell Soup Company were impacted by the following: a restructuring charge and costs of $30 million ($.10 per share) associated with restructuring and cost savings initiatives; gains of $100 million ($.33 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans; and a tax benefit of $52 million ($.17 per share) primarily associated with the sale of intercompany notes receivable to a financial institution. Loss from discontinued operations were impacted by the following: a restructuring charge and costs of $7 million ($.02 per share) associated with restructuring and cost savings initiatives; impairment charges of $180 million ($.59 per share) related to the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit and the Garden Fresh Gourmet reporting unit; a reduction to interest expense of $4 million ($.01 per share) primarily associated with the sale of intercompany notes receivable to a financial institution; and gains of $16 million ($.05 per share) associated with mark-to-market adjustments for defined benefit pension plans.
(5)The 2016 earnings from continuing operations attributable to Campbell Soup Company were impacted by the following: a restructuring charge and costs of $49 million ($.16 per share) associated with restructuring and cost savings initiatives; and losses of $187 million ($.60 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans. Earnings from discontinued operations were impacted by the following: impairment charges of $127 million ($.41 per share) related to the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit; losses of $13 million ($.04 per share) associated with mark-to-market adjustments for defined benefit pension plans; and a gain of $25 million ($.08 per share) associated with a settlement of a claim related to the Kelsen acquisition.
(6)Total debt includes debt related to discontinued operations. In 2019, debt related to discontinued operations was $238 million.

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
2020 illustrated the importance of a focused strategic plan and a dynamic team as we faced the unprecedented challenges of the COVID-19 pandemic. The year can be viewed in two clear and separate halves. The first half of 2020 was a period of steady execution against our strategic roadmap. We began the year focused on strengthening our brand powerhouse, with two distinct divisions concentrated in North America: Meals & Beverages and Snacks; each home to strong portfolios of products. We kicked off our “Win in Soup” strategic plan and completed our planned divestitures of our Campbell International and European chips business, using the proceeds to reduce our leverage while implementing a new operating model to optimize growth and profitability. The groundwork we established in the first half of 2020 served as a springboard for the business into the second half of the year, when progress against our strategy accelerated as a result of the COVID-19 pandemic.
With the spread of the COVID-19 pandemic in North America during the second half of 2020, we experienced significantly higher sales for our retail products in both our Meals & Beverages and Snacks segments, especially in retail chains and large grocery supermarkets. This result was attributable to a change in retail demand, as consumers significantly increased their current food purchases for at-home consumption, which more than offset the declines in our foodservice business during the same period. We also saw elevated repeat purchase rates and new buyers of our products, especially in our soup business. The higher sales trends of our retail products may lessen or reverse in 2021 if customers or consumers alter their purchasing habits.
In response to increased demand for our retail products during the second half of 2020, we have taken steps, including modifying production schedules and temporarily adjusting product mix, to increase our production capacity to meet the increased demand for our retail products. During the second half of 2020, we also experienced higher costs in certain areas such as front-line employee compensation and independent contractor payments, as well as incremental costs associated with newly added health screenings, temperature checks and enhanced cleaning and sanitation protocols to protect our employees and product quality standards, which may continue or increase in 2021.
Overall, we benefited from increased product demand and favorable product mix as we leveraged our supply chain assets to respond to the impact of the pandemic. Consequently, our full-year results significantly exceeded our initial annual targets for net sales and earnings from continuing operations.
In 2019, we sold our U.S. refrigerated soup business, our Garden Fresh Gourmet business and our Bolthouse Farms business. Beginning in the third quarter of 2019, we have reflected the results of operations of these businesses as discontinued operations in the Consolidated Statements of Earnings for all periods presented. These businesses were historically included in the Campbell Fresh reportable segment. A portion of the U.S. refrigerated soup business historically included in Campbell Fresh was retained and is now reported in Meals & Beverages.
As discussed above, we completed the sale of our Kelsen business on September 23, 2019. On December 23, 2019, we completed the sale of our Arnott’s business and certain other international operations, including the simple meals and shelf-stable beverages businesses in Australia and Asia Pacific (the Arnott's and other international operations). Beginning in the fourth quarter of 2019, we have reflected the results of operations of the Kelsen business and the Arnott’s and other international operations (collectively referred to as Campbell International) as discontinued operations in the Consolidated Statements of Earnings for all periods presented. These businesses were historically included in the Snacks reportable segment. In addition, on October 11, 2019, we completed the sale of our European chips business. The results of the European chips business through the date of sale were reflected in continuing operations within the Snacks reportable segment. See Notes 3 and 7 to the Consolidated Financial Statements for additional information on these divestitures and reportable segments.
Through the fourth quarter of 2019, our retail business in Latin America was managed as part of the Meals & Beverages segment. Beginning in 2020, our business in Latin America is managed as part of the Snacks segment. Segment results have been adjusted to conform to the current presentation.

Strategy
Our strategy is to deliver profitable growth by focusing on our core brands in two divisions within North America while delivering on the promise of our purpose - Real food that matters for life’s moments. Our strategic plan is based on four pillars: create a profitable growth model; fuel investments and margins with targeted cost savings; build a winning team and culture; and deliver on the promise of our purpose all as further discussed below.
We plan to continue to build upon our consumer and customer engagement models, which we believe will enhance our profitable growth model. We plan to do this through the development of more consumer-oriented product quality, marketing and innovation plans and prioritizing channels and retailers within our defined portfolio roles. In addition, we expect to continue to focus on the growth of our snacks business while also investing in U.S. soup and our other core brands.
We also expect to continue pursuing our multi-year cost savings initiatives with targeted annualized cost savings of $850 million for continuing operations by the end of 2022, which includes $295 million in synergies and run-rate cost savings from our acquisition of Snyder's-Lance, Inc. (Snyder's-Lance). We expect to achieve these additional savings with continued network optimization, organization consolidation and integration, procurement savings and incremental savings opportunities across several cost categories. See "Restructuring Charges and Cost Savings Initiatives" for additional information on these initiatives.
We also plan to focus on building a winning team and culture by improving our employee experience, advancing our inclusion and diversity strategy and investing in strategic capabilities that support our core brands in North America. In addition, we plan to continue to deliver on the promise of our purpose with consumer transparency initiatives, progress on our sustainability goals and strengthening our connection to the communities in which we operate.
Business Trends
Our businesses are being influenced by a variety of trends that we anticipate will continue in the future, including: changing consumer preferences; a competitive and dynamic retail environment; and cost inflation.
Our strategy is designed, in part, to capture growing consumer preferences for snacking and convenience. For example, we believe that consumers are changing their eating habits by increasing the type and frequency of snacks they consume. We also expect consumers to continue to seek products that they associate with health and well-being, including naturally functional and organic foods as well as plant-based foods.
Retailers continue to use their buying power and negotiating strength to seek increased promotional programs funded by their suppliers and more favorable terms, including increased promotional programs and customized products funded by their suppliers. Any consolidations among retailers would continue to create large and sophisticated customers that may further this trend. Retailers also continue to grow and promote store brands that compete with branded products, while other challenger brands drive innovation and engagement that threatens our market share.
The spread of the COVID-19 pandemic in North America has led to shifts in the growth of the retail channels in which we sell our products. Our businesses are largely concentrated in the traditional retail grocery trade, which prior to the pandemic, had experienced slower growth than other retail channels, such as dollar stores, drug stores, club stores and e-commerce retailers. The COVID-19 pandemic has shifted growth back to the traditional grocery trade. Although there is significant uncertainty as to how the retail channels will perform in the future, we anticipate that the growth of e-commerce, including omnichannel click and collect models, as well as alternative retail channels, such as club and dollar stores, to continue.
The spread of the COVID-19 pandemic also resulted in increased demand for our retail products, as consumers significantly increased their current food purchases for at-home consumption. In response to increased demand for our retail products during the second half of 2020, we have taken steps, including modifying production schedules and temporarily adjusting product mix, to increase our production capacity to meet the increased demand for our retail products. The continued spread of the COVID-19 pandemic and any resulting government stay-at-home orders in the United States in 2021 may continue to drive consumer demand for our products, which may be in excess of our ability to supply. In mitigating supply chain risks associated with the COVID-19 pandemic, we experienced higher costs in certain areas such as front-line employee compensation and independent contractor payments, as well as incremental costs associated with newly added health screenings, temperature checks and enhanced cleaning and sanitation protocols to protect our employees and product quality standards, which may continue or increase in 2021.
The cost of distribution decreased in 2020 due to a decline in transportation and logistics costs, driven by excess availability, warehousing efficiencies and lower fuel costs, however, we have experienced a recent increase in transportation and logistics costs. Despite our ability to source raw materials necessary to meet increased demand for our products, certain ingredients and packaging, including steel, aluminum, glass, agricultural products, proteins and other commodities have been adversely impacted by the COVID-19 pandemic. Although we are unable to predict the impact to our ability to source these materials in the future with any certainty, we expect these supply pressures to continue into 2021.

Summary of Results
This Summary of Results provides significant highlights from the discussion and analysis that follows.
There were 53 weeks in 2020. There were 52 weeks in 2019 and 2018.
•Net sales increased 7% in 2020 to $8,691 million, primarily due to gains in Meals & Beverages and Snacks. The 53rd week contributed 2 points of growth, which was mostly offset by the impact of the divestiture of the European chips business. As a result of COVID-19, net sales accelerated in our retail products in the second half of 2020 with increased demand of food purchases for at-home consumption, partly offset by declines in foodservice as a result of shifts in consumer behavior and continued COVID-19 restrictions.
•Gross profit, as a percent of sales, increased to 34.5% in 2020 from 33.2% a year ago. The increase was primarily due to supply chain productivity improvements, cost savings initiatives, favorable product mix and operating leverage, partly offset by cost inflation and other supply chain costs, including the impact of COVID-19.
•Interest expense decreased to $345 million in 2020 from $356 million a year ago. The current year included a loss of $75 million related to extinguishment of debt. After adjusting for this item, interest expense declined primarily due to lower levels of debt and lower average interest rates on the debt portfolio.
•Earnings from continuing operations per share were $1.95 in 2020, compared to $1.57 a year ago. The current and prior year included expenses of $1.01 and $.74 per share, respectively, from items impacting comparability as discussed below.
•Earnings from discontinued operations per share were $3.41 in the 2020, compared to a Loss per share of $.87 a year ago. The current year included gains of $3.29 and the prior year included expenses of $1.18 per share from items impacting comparability as discussed below.
Net Earnings attributable to Campbell Soup Company - 2020 Compared with 2019
The following items impacted the comparability of net earnings and net earnings per share:
Continuing Operations
•In 2020, we recognized losses of $121 million in Other expenses / (income) ($92 million after tax, $.30 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans. In 2019, we recognized losses of $122 million in Other expenses / (income) ($93 million after tax, or $.31 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans;
•In 2020, we recognized pre-tax pension settlement charges in Other expenses / (income) of $43 million ($33 million after tax, or $.11 per share) associated with U.S. and Canadian pension plans. In 2019, we recognized a pre-tax pension settlement charge in Other expenses / (income) of $28 million ($22 million after tax, or $.07 per share) associated with a U.S. pension plan. The settlements resulted from the level of lump sum distributions from the plans' assets;
•We implemented several cost savings initiatives in recent years. In 2020, we recorded a pre-tax restructuring charge of $9 million and implementation costs and other related costs of $48 million in Administrative expenses, $9 million in Cost of products sold, $2 million in Marketing and selling expenses, and $1 million in Research and development expenses (aggregate impact of $52 million after tax, or $.17 per share) related to these initiatives. In 2019, we recorded a pre-tax restructuring charge of $31 million and implementation costs and other related costs of $62 million in Administrative expenses, $18 million in Cost of products sold, $7 million in Marketing and selling expenses, and $3 million in Research and development expenses (aggregate impact of $92 million after tax, or $.30 per share) related to these initiatives. See Note 8 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information;
•On April 26, 2020, we entered into an agreement to sell our limited partnership interest in Acre Venture Partnerships, L.P. (Acre). The transaction closed on May 8, 2020. In the third quarter of 2020, we recorded a loss in Other expenses / (income) of $45 million ($35 million after tax, or $.12 per share) as a result of the pending sale. See Note 16 to the Consolidated Financial Statements for additional information;
•In 2020, we recorded a loss in Other expenses / (income) of $64 million ($37 million after tax, or $.12 per share) on the sale of our European chips business;
•In 2020, we recorded a loss in Interest expense of $75 million ($57 million after tax, or $.19 per share) on the extinguishment of debt;

•In 2019, we recorded a tax charge of $2 million ($.01 per share) related to a transition tax on unremitted foreign earnings under the enactment of the Tax Cuts and Jobs Act (the Act). See Note 13 to the Consolidated Financial Statements and "Taxes on Earnings" for additional information; and
•In the fourth quarter of 2019, we performed an assessment on the assets within the European chips business and recorded a non-cash impairment charge of $16 million ($13 million after tax, or $.04 per share) on intangible assets in Other expenses / (income). See Note 6 to the Consolidated Financial Statements for additional information.
Discontinued Operations
•In 2020, we recognized pre-tax net gains of $1,039 million ($1,000 million after tax, or $3.29 per share) associated with the sale of Campbell International. In 2019, we incurred pre-tax expenses of $32 million associated with the sale process of Campbell Fresh, including transaction costs. In addition, we recorded tax expense of $29 million as deferred tax assets on Bolthouse Farms were not realizable. The aggregate impact was $51 million after tax, or $.17 per share. In 2019, we also incurred costs of $12 million ($10 million after tax, or $.03 per share) associated with the planned divestiture of Campbell International. The total aggregate impact was $61 million after tax, or $.20 per share;
•In 2019, we recognized losses of $12 million ($9 million after tax, or $.03 per share) associated with mark-to-market adjustments for defined benefit pension plans; and
•In the fourth quarter of 2019, as part of our annual review of intangible assets, we recognized a non-cash impairment charge of $7 million on a trademark and $10 million on goodwill in Kelsen due to a lower long-term outlook for sales and the pending sale of the business. The aggregate impact was $17 million ($12 million after tax, or $.04 per share).
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
In 2019, total non-cash impairment charges recorded were $377 million ($287 million after tax, or $.95 per share).

The items impacting comparability are summarized below:

	2020		2019
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations attributable to Campbell Soup Company	$592	$1.95	$474	$1.57
Earnings (loss) from discontinued operations	$1,036	$3.41	$(263)	$(.87)
Net earnings attributable to Campbell Soup Company	$1,628	$5.36	$211	$.70

Continuing operations:
Pension and postretirement benefit mark-to-market adjustments	$(92)	$(.30)	$(93)	$(.31)
Pension settlement charges	(33)	(.11)	(22)	(.07)
Restructuring charges, implementation costs and other related costs	(52)	(.17)	(92)	(.30)
Investment losses	(35)	(.12)	—	—
Charges associated with divestiture	(37)	(.12)	—	—
Loss on debt extinguishment	(57)	(.19)	—	—
Tax reform	—	—	(2)	(.01)
Impairment charges	—	—	(13)	(.04)
Impact of items on Earnings from continuing operations(1)	$(306)	$(1.01)	$(222)	$(.74)

Discontinued operations:
Gains (charges) associated with divestitures	$1,000	$3.29	$(61)	$(.20)
Pension benefit mark-to-market adjustments	—	—	(9)	(.03)
Impairment charges	—	—	(287)	(.95)
Impact of items on Earnings (loss) from discontinued operations	$1,000	$3.29	$(357)	$(1.18)
__________________________________________
(1)Sum of the individual amounts may not add due to rounding.
Earnings from continuing operations were $592 million ($1.95 per share) in 2020, compared to $474 million ($1.57 per share) in 2019. After adjusting for items impacting comparability, earnings increased reflecting sales volume gains, including the benefit of the additional week, an improved gross profit performance and lower interest expense, partially offset by increased marketing investment. The additional week contributed approximately $.04 per share to Earnings from continuing operations in 2020.
See "Discontinued Operations" for additional information.
Net Earnings attributable to Campbell Soup Company - 2019 Compared with 2018
In addition to the 2019 items that impacted comparability of Net earnings discussed above, the following items impacted the comparability of net earnings and net earnings per share:
Continuing Operations
•In 2018, we recognized gains of $131 million in Other expenses / (income) ($100 million after tax, or $.33 per share) associated with mark-to-market adjustments for defined benefit pension and postretirement plans;
•In 2018, we recorded a pre-tax restructuring charge of $42 million and implementation costs and other related costs of $87 million in Administrative expenses, $45 million in Cost of products sold, and $3 million in Marketing and selling expenses (aggregate impact of $132 million after tax, or $.44 per share) related to the cost savings initiatives discussed above. See Note 8 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information;
•In 2018, we recorded a tax benefit of $179 million due to the remeasurement of deferred tax assets and liabilities, and a tax charge of $53 million related to a transition tax on unremitted foreign earnings under the enactment of the Act. The net impact was a tax benefit of $126 million ($.42 per share). See Note 13 to the Consolidated Financial Statements and "Taxes on Earnings" for additional information;

•In the fourth quarter of 2018, we performed an impairment assessment on the Plum trademark. In 2018, sales and operating performance were well below expectations due in part to competitive pressure and reduced margins. In the fourth quarter of 2018, as part of a strategic review initiated by a new leadership team and based on recent performance, we lowered our long-term outlook for future sales. We recorded a non-cash impairment charge of $54 million ($41 million after tax, or $.14 per share) in Other expenses / (income). See "Significant Accounting Estimates" for additional information;
•In the second quarter of 2018, we announced our intent to acquire Snyder's-Lance and on March 26, 2018, the acquisition closed. In 2018, we incurred $120 million of transaction and integration costs, of which $13 million was recorded in Restructuring charges, $12 million in Administrative expenses, $53 million in Other expenses / (income), and $42 million in Cost of products sold associated with an acquisition date fair value adjustment for inventory. We also recorded a gain in Interest expense of $18 million on treasury rate lock contracts used to hedge the planned financing of the acquisition. The aggregate impact was $102 million, $73 million after tax, or $.24 per share; and
•In 2018, we recorded expense of $22 million in Other expenses / (income) ($15 million after tax, or $.05 per share) from a settlement of a legal claim.
Discontinued Operations
•In 2018, we recognized gains of $5 million ($3 million after tax, or $.01 per share) associated with mark-to-market and curtailment adjustments for defined benefit pension plans;
•In the third quarter of 2018, we performed interim impairment assessments within Campbell Fresh on the deli reporting unit, which includes Garden Fresh Gourmet and the U.S. refrigerated soup business, and the Bolthouse Farms refrigerated beverages and salad dressings reporting unit. Within the deli unit, we revised our long-term outlook due to the anticipated loss of refrigerated soup business with certain private label customers, as well as the performance of the business. In addition, the operating performance of the Bolthouse Farms refrigerated beverages and salad dressings reporting unit was below expectations. We revised our long-term outlook for future earnings and cash flows for each of these reporting units. We recorded a non-cash impairment charge of $11 million on the tangible assets and $94 million on the intangible assets ($80 million after tax, or $.27 per share) of the deli reporting unit, and a non-cash impairment charge of $514 million ($417 million after tax, or $1.39 per share) related to the intangible assets of the Bolthouse Farms refrigerated beverages and salad dressings reporting unit. The aggregate impact of the impairment charges was $619 million ($497 million after tax, or $1.65 per share).
In the second quarter of 2018, we performed an interim impairment assessment on the intangible assets of the Bolthouse Farms carrot and carrot ingredients reporting unit as operating performance was below expectations. We revised our outlook for future earnings and cash flows and recorded a non-cash impairment charge of $75 million ($74 million after tax, or $.25 per share).
In 2018, the total non-cash impairment charges recorded were $694 million ($571 million after tax, or $1.89 per share); and
•In 2018, we recorded a pre-tax restructuring charge of $7 million and implementation costs and other related costs of $1 million in Administrative expenses (aggregate impact of $4 million after tax, or $.01 per share) related to the cost savings initiatives discussed above. See Note 8 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information.

The items impacting comparability are summarized below:

	2019		2018
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations attributable to Campbell Soup Company	$474	$1.57	$724	$2.40
Loss from discontinued operations	$(263)	$(.87)	$(463)	$(1.53)
Net earnings attributable to Campbell Soup Company(1)	$211	$.70	$261	$.86

Continuing operations:
Pension and postretirement benefit mark-to-market adjustments	$(93)	$(.31)	$100	$.33
Pension settlement charges	(22)	(.07)	—	—
Restructuring charges, implementation costs and other related costs	(92)	(.30)	(132)	(.44)
Tax reform	(2)	(.01)	126	.42
Impairment charges	(13)	(.04)	(41)	(.14)
Transaction and integration costs	—	—	(73)	(.24)
Claim settlement	—	—	(15)	(.05)
Impact of items on Earnings from continuing operations(1)	$(222)	$(.74)	$(35)	$(.12)

Discontinued operations:
Charges associated with divestitures	$(61)	$(.20)	$—	$—
Pension benefit mark-to-market and curtailment adjustments	(9)	(.03)	3	.01
Impairment charges	(287)	(.95)	(571)	(1.89)
Restructuring charges, implementation costs and other related costs	—	—	(4)	(.01)
Impact of items on Loss from discontinued operations	$(357)	$(1.18)	$(572)	$(1.89)
__________________________________________
(1)Sum of the individual amounts may not add due to rounding.
Earnings from continuing operations were $474 million ($1.57 per share) in 2019, compared to $724 million ($2.40 per share) in 2018. After adjusting for items impacting comparability, earnings decreased reflecting higher interest expense, partly offset by a lower adjusted tax rate as incremental earnings before interest and taxes (EBIT) from the Snyder's-Lance acquisition were mostly offset by declines in EBIT in the base business.
See "Discontinued Operations" for additional information.
DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

				% Change
(Millions)	2020	2019	2018	2020/2019	2019/2018
Meals & Beverages	$4,646	$4,252	$4,233	9	—
Snacks	4,045	3,854	2,379	5	62
Corporate	—	1	3	n/m	n/m
	$8,691	$8,107	$6,615	7	23
__________________________________________
n/m - Not meaningful.

An analysis of percent change of net sales by reportable segment follows:

2020 versus 2019	Meals & Beverages(2)	Snacks	Total
Volume and mix	8%	6%	7%
Price and sales allowances	1	—	—
(Increased)/decreased promotional spending(1)	(1)	—	(1)
Divestiture	—	(3)	(1)
Estimated impact of 53rd week	2	2	2
	9%	5%	7%

2019 versus 2018	Meals & Beverages	Snacks	Total
Volume and mix	(1)%	2%	—%
(Increased)/decreased promotional spending(1)	(1)	1	—
Acquisitions	2	59	23
	—%	62%	23%
__________________________________________
(1)Represents revenue reductions from trade promotion and consumer coupon redemption programs.
(2)Sum of the individual amounts does not add due to rounding.
In 2020, Meals & Beverages sales increased 9%. Excluding the benefit of the 53rd week, sales increased primarily due to gains in the U.S. retail business driven by U.S. soup, Prego pasta sauces and V8 beverages, as well as gains in Canada, partially offset by declines in foodservice. Volume and mix increased in the retail business driven by COVID-19, with increased demand of food purchases for at-home consumption in the second half of 2020. The foodservice business was negatively impacted by shifts in consumer behavior and continued COVID-19 related restrictions, as well as the loss of a refrigerated soup contract. Including a 2-point benefit from the additional week, sales of U.S. soup increased 14% due to gains in condensed soups, ready-to-serve soups and broth.
In 2019, Meals & Beverages sales were comparable with prior year reflecting a 2-point benefit from the acquisition of Pacific Foods of Oregon, LLC (Pacific Foods), partially offset by declines in U.S. soup, the retail business in Canada driven by the negative impact of currency translation and Prego pasta sauces. Excluding Pacific Foods, sales of U.S. soup decreased 2% due to declines in condensed and ready-to-serve soups, partly offset by gains in broth. The decline in U.S. soup was driven primarily by continued competitive pressure across the market as well as increased promotional spending.
In 2020, Snacks sales increased 5%. Excluding the impact of the European chips divestiture and the benefit of the 53rd week, sales increased driven by volume gains reflecting increased demand of food purchases for at-home consumption in the second half of 2020, as well as base business performance. The sales increases reflect gains in Goldfish crackers, Pepperidge Farm cookies and fresh bakery products, as well as Kettle Brand and Cape Cod potato chips, Late July snacks and Snyder's of Hanover pretzels.
In 2019, Snacks sales increased 62% with a 59-point benefit of the acquisition of Snyder’s-Lance. Excluding the impact of the acquisition of Snyder’s-Lance, sales increased reflecting growth in Pepperidge Farm, with gains in Goldfish crackers, fresh bakery products and in cookies, as well as Kettle Brand potato chips, Late July snacks and Snack Factory Pretzel Crisps.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $306 million in 2020 from 2019 and increased by $319 million in 2019 from 2018. As a percent of sales, gross profit was 34.5% in 2020, 33.2% in 2019 and 35.9% in 2018.

The 1.3 percentage-point increase and the 2.7 percentage-point decrease in gross profit percentage in 2020 and 2019, respectively, were due to the following factors:

	Margin Impact
	2020	2019
Productivity improvements	1.4	1.3
Mix	0.7	—
Price and sales allowances	0.3	0.3
Lower restructuring-related costs	0.1	0.4
Higher level of promotional spending	(0.4)	(0.2)
Cost inflation, supply chain costs and other factors(1)	(0.8)	(3.0)
Impact of acquisitions	—	(1.5)
	1.3%	(2.7)%
__________________________________________
(1)2020 includes an estimated positive margin impact of 1.3 from the benefit of cost savings initiatives and operating leverage, which was more than offset by cost inflation and other factors, including the impact of COVID-19. 2019 includes a positive margin impact of 0.8 from cost savings initiatives, which was more than offset by cost inflation and other factors, including higher than expected distribution costs associated with the startup of a new distribution facility in Findlay, Ohio, operated by a third-party logistics provider.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 10.9% in 2020, 10.4% in 2019 and 11.0% in 2018. Marketing and selling expenses increased 12% in 2020 from 2019. The increase was primarily due to higher advertising and consumer promotion expenses (approximately 14 percentage points); higher selling expenses (approximately 2 percentage points); higher incentive compensation (approximately 1 percentage point); and higher costs related to marketing overhead (approximately 1 percentage point), partially offset by increased benefits from cost savings initiatives (approximately 5 percentage points) and lower costs associated with cost savings initiatives (approximately 1 percentage point). The increase in advertising and consumer promotion expenses was primarily in Meals & Beverages due to increased support of U.S. soup, and in Snacks due to increased support of key brands.
Marketing and selling expenses increased 16% in 2019 from 2018. The increase was primarily due to the impact of acquisitions (approximately 19 percentage points); higher incentive compensation (approximately 2 percentage points) and higher costs related to costs savings initiatives (approximately 1 percentage point), partially offset by increased benefits from cost savings initiatives (approximately 3 percentage points) and lower advertising and consumer promotion expenses (approximately 3 percentage points). The reduction in advertising and consumer promotion expenses was primarily in Meals & Beverages, reflecting a reallocation from advertising to promotional spending classified as revenue reductions, reduced support levels in light of distribution challenges faced in the first quarter and a later start to our U.S. soup campaign relative to 2018.
Administrative Expenses
Administrative expenses as a percent of sales were 7.2% in 2020, 7.5% in 2019 and 8.5% in 2018. Administrative expenses increased 2% in 2020 from 2019. The increase was primarily due to higher incentive compensation (approximately 4 percentage points); higher information technology costs (approximately 3 percentage points); higher inflation and general administrative costs (approximately 3 percentage points) and increases in charitable contributions (approximately 2 percentage points), partially offset by increased benefits from cost savings initiatives (approximately 8 percentage points) and lower costs associated with cost savings initiatives (approximately 2 percentage points).
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
Other Expenses / (Income)
Other expenses in 2020 included the following:
•$73 million of net periodic benefit expense, including losses of $121 million on pension and postretirement benefit mark-to-market adjustments and pension settlement charges of $43 million associated with U.S. and Canadian pension plans;
•$64 million loss on the sale of the European chips business;

•$45 million loss on Acre; and
•$43 million of amortization of intangible assets.
Other expenses in 2019 included the following:
•$71 million of net periodic benefit expense, including losses of $122 million on pension and postretirement benefit mark-to-market adjustments and a pension settlement charge of $28 million associated with a U.S. pension plan;
•$48 million of amortization of intangible assets; and
•$16 million non-cash impairment charge related to the European chips business.
Other income in 2018 included the following:
•$225 million of net periodic benefit income, including gains of $131 million on pension and postretirement benefit mark-to-market adjustments;
•$20 million of amortization of intangible assets;
•$22 million of expense related to the settlement of a legal claim;
•$53 million of transaction costs associated with the acquisition of Snyder's-Lance; and
•$54 million non-cash impairment charge related to the Plum trademark.
For additional information on the impairment charges, see "Significant Accounting Estimates."
Operating Earnings
Segment operating earnings increased 8% in 2020 from 2019 and increased 3% in 2019 from 2018.
An analysis of operating earnings by segment follows:

				% Change
(Millions)	2020	2019	2018	2020/2019	2019/2018
Meals & Beverages	$983	$895	$979	10	(9)
Snacks	551	522	392	6	33
	1,534	1,417	1,371	8	3
Corporate expense	(418)	(407)	(306)
Restructuring charges(1)	(9)	(31)	(55)
Earnings before interest and taxes	$1,107	$979	$1,010
__________________________________________
(1)See Note 8 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals & Beverages increased 10% in 2020 versus 2019. The increase was primarily due to sales volume gains, including the benefit of the additional week, and improved gross profit performance, partially offset by increased marketing support and higher administrative expenses. Gross profit performance was impacted by the benefits of supply chain productivity improvements and cost savings initiatives, as well as improved operating leverage and favorable product mix, partially offset by cost inflation and other supply chain costs, including COVID-19 related costs incurred in the second half of 2020.
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
Operating earnings from Snacks increased 6% in 2020 versus 2019. The increase primarily due to sales volume gains, including the benefit of the additional week, improved gross profit performance, partially offset by increased marketing support. Gross profit performance was impacted by the benefits of supply chain productivity improvements and cost savings initiatives, as well as favorable product mix and improved operating leverage, partially offset by cost inflation and other supply chain costs, including COVID-19 related costs incurred in the second half of 2020.
Operating earnings from Snacks increased 33% in 2019 versus 2018. The increase reflects a 31-point benefit from the acquisition of Snyder’s-Lance. The remaining increase was primarily due to higher sales, supply chain productivity improvements and lower promotional spending, partly offset by higher marketing and selling expenses, higher levels of cost inflation and higher incentive compensation expenses. Operating earnings benefited from lapping the costs associated with the voluntary product recall of Flavor Blasted Goldfish crackers in July 2018.

Corporate in 2020 included the following:
•$121 million of losses on pension and postretirement benefit mark-to-market adjustments;
•a loss of $64 million from the sale of the European chips business;
•costs of $60 million related to the cost savings initiatives;
•a loss of $45 million on Acre; and
•pension settlement charges of $43 million associated with U.S. and Canadian pension plans.
Corporate in 2019 included the following:
•$122 million of losses on pension and postretirement benefit mark-to-market adjustments;
•costs of $90 million related to the cost savings initiatives;
•a pension settlement charge of $28 million associated with a U.S. pension plan; and
•non-cash impairment charge of $16 million related to the European chips business.
Corporate in 2018 included the following:
•costs of $135 million related to the cost savings initiatives;
•transaction and integration costs of $107 million associated with the acquisition of Snyder's-Lance;
•non-cash impairment charge of $54 million related to the Plum trademark;
•$22 million of expense related to the settlement of a legal claim; and
•$131 million of gains on pension and postretirement benefit mark-to-market adjustments.
Excluding these amounts, the remaining decrease in costs in 2020 primarily reflects higher other income and lower administrative expenses.
Excluding these amounts, the remaining increase in costs in 2019 was primarily due to higher incentive compensation expenses.
Interest Expense
Interest expense decreased to $345 million in 2020 from $356 million in 2019. The decrease in interest expense was due to lower levels of debt and lower average interest rates on the debt portfolio, partially offset by a loss on extinguishment of debt of $75 million.
Interest expense increased to $356 million in 2019 from $183 million in 2018. The increase in interest expense was due to higher levels of debt associated with funding the acquisitions, higher average interest rates on the debt portfolio and a gain of $18 million on treasury rate lock contracts in 2018 used to hedge the planned financing of the Snyder's-Lance acquisition.
Taxes on Earnings
The effective tax rate was 22.7% in 2020, 24.2% in 2019 and 12.8% in 2018.
The decrease in the effective rate in 2020 from 2019 was primarily due to the tax benefit on the sale of the European chips business.
On December 22, 2017, the Act was enacted into law and made significant changes to corporate taxation. As a result, the following items are reflected in 2018:
•The corporate rate reduction as of January 1, 2018, resulted in a blended U.S. statutory tax rate of approximately 27%;
•Remeasurement of deferred tax assets and liabilities resulted in a tax benefit of $179 million; and
•Imposition of a transition tax on unremitted foreign earnings resulted in a tax charge of $53 million.
See Note 13 to the Consolidated Financial Statements for additional information.
Tax expense increased from $106 million in 2018 to $151 million in 2019.
The following items impacted 2019 and 2018:
•In 2019, we recognized a tax benefit of $29 million on $122 million of pension and postretirement benefit mark-to-market losses. In 2018, we recognized tax expense of $31 million on $131 million of pension and postretirement benefit mark-to-market gains;
•In 2019, we recognized a $6 million tax benefit on $28 million of a pension settlement charge;

•In 2019, we recognized a $29 million tax benefit on $121 million of restructuring charges, implementation costs and other related costs. In 2018, we recognized a $45 million tax benefit on $177 million of restructuring charges, implementation costs and other related costs;
•In 2019, we recognized a transition tax on unremitted foreign earnings of $2 million related to the enactment of the Act. In 2018, we recognized a net tax benefit of $126 million related to the enactment of the Act on the remeasurement of deferred tax assets and liabilities and transition tax on unremitted foreign earnings described above;
•In 2019, we recognized a $3 million tax benefit on a $16 million impairment charge on the European chips business. In 2018, we recognized a $13 million tax benefit on a $54 million impairment charge on the Plum trademark;
•In 2018, we recognized a $29 million tax benefit on $102 million of transaction and integration costs associated with the acquisition of Snyder's-Lance; and
•In 2018, we recognized a $7 million tax benefit on the $22 million of expense related to the settlement of a legal claim.
After adjusting for the items above, the remaining decrease in the effective rate in 2019 was primarily due to the ongoing benefit of the lower U.S. federal tax rate resulting from the enactment of the Act.
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
Cost estimates, as well as timing for certain activities, are continuing to be developed.
A summary of pre-tax charges recorded in Earnings from continuing operations related to these initiatives is as follows:

(Millions, except per share amounts)	2020	2019	2018	Recognized as of August 2, 2020
Restructuring charges	$9	$31	$55	$238
Administrative expenses	48	62	99	311
Cost of products sold	9	18	45	76
Marketing and selling expenses	2	7	3	12
Research and development expenses	1	3	—	4
Total pre-tax charges	$69	$121	$202	$641

Aggregate after-tax impact	$52	$92	$150
Per share impact	$.17	$.30	$.50

A summary of the pre-tax charges recorded in Earnings (loss) from discontinued operations is as follows:

(Millions)	2020	2019	2018	Recognized as of August 2, 2020(1)
Total pre-tax charges	$—	$—	$8	$23
_______________________________________
(1)Includes $19 million of severance pay and benefits and $4 million of implementation costs and other related costs.

As of April 28, 2019, we incurred substantially all of the costs for actions associated with discontinued operations. All of the costs were cash expenditures.
A summary of the pre-tax costs in Earnings from continuing operations associated with the initiatives is as follows:

(Millions)	Recognized as of August 2, 2020
Severance pay and benefits	$214
Asset impairment/accelerated depreciation	67
Implementation costs and other related costs	360
Total	$641
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
Of the aggregate $665 million to $690 million of pre-tax costs associated with continuing operations identified to date, we expect approximately $585 million to $610 million will be cash expenditures. In addition, we expect to invest approximately $420 million in capital expenditures through 2022, of which we invested $336 million as of August 2, 2020. The capital expenditures primarily relate to the U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, implementation of an SAP enterprise-resource planning system for Snyder's-Lance, optimization of information technology infrastructure and applications, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, insourcing of manufacturing for certain simple meal products, and optimization of the Snyder’s-Lance warehouse and distribution network.
We expect to incur substantially all of the costs for the actions associated with continuing operations that have been identified to date through 2021 and to fund the costs through cash flows from operations and short-term borrowings.
We expect the initiatives for actions associated with continuing operations that have been identified to date to generate pre-tax savings of approximately $800 million to $810 million in 2021, and once all phases are implemented, to generate annual ongoing savings of approximately $850 million by the end of 2022. The annual pre-tax savings associated with continuing operations generated were as follows:

(Millions)	2020	2019	2018	2017	2016	2015
Total pre-tax savings	$725	$560	$395	$325	$215	$85
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
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs in Earnings from continuing operations associated with segments is as follows:

(Millions)	2020	Costs Incurred to Date
Meals & Beverages	$9	$220
Snacks	50	251
Corporate	10	170
Total	$69	$641
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
Results of discontinued operations were as follows:

	Campbell International			Campbell Fresh
(Millions)	2020	2019	2018	2019	2018
Net sales	$359	$1,046	$1,120	$756	$950

Impairment charges	$—	$17	$—	$360	$694

Earnings (loss) before taxes from operations	$53	$120	$163	$(359)	$(721)
Taxes on earnings (loss) from operations	17	41	47	(78)	(142)
Gain (loss) on sales of businesses / costs associated with selling the businesses	1,039	(12)	—	(32)	—
Tax expense (benefit) on sales / costs associated with selling the businesses	39	(2)	—	19	—
Earnings (loss) from discontinued operations	$1,036	$69	$116	$(332)	$(579)
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
In 2019 and 2018, we recorded impairment charges on the reporting units in Campbell Fresh. See "Significant Accounting Estimates" for additional information. In 2019, we recorded non-cash impairment charges of $360 million ($275 million after tax, or $.91 per share). In 2018, the total non-cash impairment charges were $694 million ($571 million after tax, or $1.89 per share). In 2019, we incurred pre-tax expenses of $32 million associated with the sale process of the businesses, including transaction costs. In addition, we recorded tax expense of $29 million in the third quarter as deferred tax assets associated with Bolthouse Farms were not realizable. In 2018, loss from operations included a benefit from the favorable resolution of a tax matter.
LIQUIDITY AND CAPITAL RESOURCES
We expect foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations; long-term borrowings; short-term borrowings, which may include commercial paper; credit facilities; and cash and cash equivalents. We believe that our sources of financing will be adequate to meet our future requirements.
We generated cash flows from operations of $1,396 million in 2020, compared to $1,398 million in 2019. The decline in 2020 was primarily due to changes in working capital, mostly offset by higher cash earnings and lower other cash payments.
We generated cash flows from operations of $1,398 million in 2019, compared to $1,305 million in 2018. The increase in 2019 was primarily due to improvements in working capital management efforts and higher cash earnings.
Current assets are less than current liabilities as a result of our level of current maturities of long-term debt and short-term borrowings and our focus to lower core working capital requirements. We had negative working capital of $690 million as of

August 2, 2020, and $1,418 million as of July 28, 2019. Total debt maturing within one year was $1,202 million as of August 2, 2020, and $1,603 million as of July 28, 2019.
Capital expenditures were $299 million in 2020, $384 million in 2019 and $407 million in 2018. Capital expenditures in 2020 were lower than 2019 reflecting delays in certain projects impacted by the spread of the COVID-19 pandemic. Capital expenditures are expected to total approximately $350 million in 2021. Capital expenditures in 2020 included the implementation of an SAP enterprise-resource planning system for Snyder's-Lance, a Milano cookie capacity expansion project, chip capacity expansion projects, and a Goldfish cracker capacity expansion project. Capital expenditures in 2019 included a U.S. warehouse optimization project, replacement of a Pepperidge Farm refrigeration system, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, a Snyder's-Lance regional distribution center, a Milano cookie capacity expansion project, and a Goldfish cracker capacity expansion project. Capital expenditures in 2018 included a U.S. warehouse optimization project; transition of production of the Toronto manufacturing facility to our U.S. thermal plants; insourcing manufacturing for certain simple meal products; replacement of a Pepperidge Farm refrigeration system; and an Australian multi-pack biscuit capacity expansion project.
Pepperidge Farm and Snyder’s-Lance have a direct-store-delivery distribution model that uses independent contractor distributors. In order to maintain and expand this model, we routinely purchase and sell routes. The purchase and sale proceeds of the routes are reflected in investing activities.
Primarily in response to the impact of the COVID-19 outbreak and the ensuing uncertainty surrounding the operating environment and the commercial paper market, as well as favorable credit markets at the time, on April 24, 2020, we issued senior unsecured notes in an aggregate principal amount of $1,000 million, consisting of $500 million aggregate principal amount of notes bearing interest at a fixed rate of 2.375% per annum, due April 24, 2030, and $500 million aggregate principal amount of notes bearing interest at a fixed rate of 3.125% per annum, due April 24, 2050. On May 1, 2020, we used $300 million of the net proceeds to repay $300 million of borrowings outstanding under our revolving credit facility and we intend to use the remaining net proceeds to repay a portion of our outstanding commercial paper as it comes due and for general corporate purposes, thereby lessening our reliance on commercial paper. The 2.375% Senior Notes due 2030 and the 3.125% Senior Notes due 2050 may each be redeemed at the applicable redemption price, in whole or in part, at our option at any time and from time to time prior to January 24, 2030, and October 24, 2049, respectively. Interest on each of the notes is due semi-annually on April 24 and October 24, commencing on October 24, 2020. The notes contain customary covenants and events of default. If a change of control triggering event occurs, we will be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the purchase date.
On February 25, 2019, we sold our U.S refrigerated soup business, and on April 25, 2019, we sold our Garden Fresh Gourmet business. Proceeds were $55 million. On June 16, 2019, we sold our Bolthouse Farms business. Proceeds were $500 million.
We completed the sale of our Kelsen business on September 23, 2019, for $322 million. On September 30, 2019, we repaid $399 million of our senior unsecured term loan facility using net proceeds from the Kelsen sale and the issuance of commercial paper. In addition, on October 11, 2019, we completed the sale of our European chips business for £63 million, or $77 million.
We completed the sale of the Arnott’s and other international operations on December 23, 2019, for $2,286 million. The purchase price was subject to certain post-closing adjustments, which resulted in $4 million of additional proceeds in the third quarter of 2020. We used the net proceeds from the sale to reduce our debt through a series of actions. On December 31, 2019, we repaid the $100 million outstanding balance on our senior unsecured term loan facility. On January 22, 2020, we completed the redemption of all $500 million outstanding aggregate principal amount of our 4.25% Senior Notes due 2021, which were issued in connection with our acquisition of Snyder’s-Lance. On January 24, 2020, we settled tender offers to purchase $1,200 million in aggregate principal amount of certain unsecured debt, comprising $329 million of 3.30% Senior Notes due 2021, $634 million of 3.65% Senior Notes due 2023, and $237 million of 3.80% Senior Notes due 2043. Except for the $237 million of 3.80% Senior Notes due 2043, the Senior Notes settled under the tender offer were issued in connection with our acquisition of Snyder’s-Lance. The consideration for the redemption and the tender offers was $1,765 million, including $65 million of premium. We recognized a loss of $75 million (including $65 million of premium, fees and other costs paid with the tender offers and unamortized debt issuance costs), which was recorded in Interest expense in the Consolidated Statement of Earnings. In addition, we paid accrued and unpaid interest on the purchased notes through the dates of settlement. The net divestiture proceeds remaining after these debt reduction activities were used to reduce commercial paper borrowings. See Note 14 to the Consolidated Financial Statements for additional information.
On March 26, 2018, we completed the acquisition of Snyder’s-Lance. Total consideration was $6,112 million, which included the payoff of approximately $1,100 million of Snyder's-Lance indebtedness. We borrowed $900 million under a single draw 3-year senior unsecured term loan facility on March 26, 2018, and issued $5,300 million in the aggregate principal amount of Senior Notes on March 16, 2018, to finance the acquisition. The senior unsecured term loan facility contained customary covenants and events of default for credit facilities of this type and a maximum leverage ratio covenant. During the fourth quarter of 2019, we prepaid $401 million of the facility. As a result of such prepayment, the maximum leverage ratio covenant in the senior unsecured term loan facility no longer applied. We repaid the remaining balance of the facility in 2020 in connection with the divestitures as disclosed above. The $5,300 million in the aggregate principal amount of Senior Notes were issued in various tenors in both fixed and floating rate formats. We issued 2 and 3-year floating rate Senior notes in the amount of $500 million and $400 million, respectively. We issued 3, 5, 7, 10, and 30-year fixed rate Senior Notes in the amount of $650 million, $1,200 million, $850 million, $1,000 million, and $700 million, respectively. The fixed rate Senior Notes may be redeemed, in whole or in part, at our option at any time at the applicable redemption price. The notes contain customary covenants and events of default. If change of control triggering events occur, we will be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the purchase date. As described above, in 2020, a portion of the Senior Notes were included in the redemption and tender offers using the divestiture proceeds.
On October 30, 2018, we purchased the remaining ownership interest in Yellow Chips Holdings B.V., and began consolidating the business. The purchase price was $18 million.
On December 12, 2017, we completed the acquisition of Pacific Foods. The purchase price was $688 million and was funded through the issuance of commercial paper.
In September 2018, we repaid a portion of our AUD notes outstanding and refinanced the remainder with a new AUD $400 million, or $296 million, single-draw syndicated facility that matured on September 11, 2019. As of July 28, 2019, the balance outstanding under this facility was AUD $335 million, or $232 million. The syndicated facility was repaid in August 2019 and was terminated. The repayment was funded through the issuance of commercial paper.
Dividend payments were $426 million in 2020, $423 million in 2019 and $426 million in 2018. Annual dividends declared were $1.40 per share in 2020, 2019, and 2018. The 2020 fourth quarter dividend was $.35 per share.
We repurchased approximately 2 million shares at a cost of $86 million in 2018. As a result of the acquisition of Snyder's-Lance, we suspended our share repurchases as of the second quarter of 2018. See Note 18 to the Consolidated Financial Statements for additional information.
As of August 2, 2020, we had $1,202 million of short-term borrowings due within one year, of which $280 million was comprised of commercial paper borrowings. As of August 2, 2020, we issued $34 million of standby letters of credit. We have a committed revolving credit facility totaling $1,850 million that matures in December 2021. This U.S. facility remained unused at August 2, 2020, except for $1 million of standby letters of credit that we issued under it. In March 2020, we borrowed $300 million under this revolving credit facility and on May 1, 2020 we repaid the borrowings. The U.S. facility supports our commercial paper programs and other general corporate purposes. We expect to continue to access the commercial paper markets, bank credit lines and utilize cash flows from operations to support our short-term liquidity requirements.
We are in compliance with the covenants contained in our credit facilities and debt securities.
CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
Contractual Obligations
The following table summarizes our obligations and commitments to make future payments under certain contractual obligations as of August 2, 2020. For additional information on debt, see Note 14 to the Consolidated Financial Statements. Purchase commitments represent purchase orders and long-term purchase arrangements related to the procurement of ingredients, supplies, machinery, equipment and services. These commitments are not expected to have a material impact on liquidity. Other long-term liabilities primarily represent payments related to deferred compensation obligations. For additional information on other long-term liabilities, see Note 21 to the Consolidated Financial Statements.

	Contractual Payments Due by Fiscal Year
(Millions)	Total	2021	2022-2023	2024-2025	Thereafter
Debt obligations(1)	$6,240	$1,204	$1,023	$1,150	$2,863
Interest payments(2)	2,262	207	349	289	1,417
Derivative payments(3)	11	11	—	—	—
Operating leases(4)	277	73	78	49	77
Purchase commitments	1,077	968	107	1	1
Other long-term payments(5)	136	—	59	26	51
Total long-term cash obligations	$10,003	$2,463	$1,616	$1,515	$4,409
_______________________________________
(1)Excludes unamortized net discount/premium on debt issuances and debt issuance costs. For additional information on debt obligations, see Note 14 to the Consolidated Financial Statements.

(2)Interest payments for short- and long-term borrowings are based on principal amounts and coupons or contractual rates at fiscal year end.
(3)Represents payments of foreign exchange forward contracts and commodity contracts.
(4)For additional information on operating leases, see Note 12 to the Consolidated Financial Statements.
(5)Represents other long-term liabilities, excluding unrecognized tax benefits, postretirement benefits and payments related to pension plans. For additional information on pension and postretirement benefits, see Note 11 to the Consolidated Financial Statements. For additional information on unrecognized tax benefits, see Note 13 to the Consolidated Financial Statements.
Off-Balance Sheet Arrangements and Other Commitments
We guarantee approximately 2,100 bank loans made to Pepperidge Farm independent contractor distributors by third-party financial institutions for the purchase of distribution routes. The maximum potential amount of the future payments under existing guarantees we could be required to make is $246 million. We guarantee approximately 2,500 bank loans made to Snyder's-Lance independent contractor distributors by third-party financial institutions for the purchase of distribution routes. The maximum potential amount of the future payments under existing guarantees we could be required to make is $199 million. Our guarantees are indirectly secured by the distribution routes. We do not expect that we will be required to make material guarantee payments as a result of defaults on the bank loans guaranteed.
INFLATION
We are exposed to the impact of inflation on our cost of products sold. We use a number of strategies to mitigate the effects of cost inflation including increasing prices, commodity hedging and pursuing cost productivity initiatives.
MARKET RISK SENSITIVITY
The principal market risks to which we are exposed are changes in foreign currency exchange rates, interest rates and commodity prices. In addition, we are exposed to equity price changes related to certain deferred compensation obligations. We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. Net sales of continuing operations outside of the U.S. are concentrated principally in Canada and represent approximately 6% of 2020 net sales. Within discontinued operations, international sales were concentrated principally in Australia. We manage our foreign currency exposures by utilizing foreign exchange forward contracts and borrowing in various foreign currencies. We enter into foreign exchange forward contracts for periods consistent with related underlying exposures, and the contracts do not constitute positions independent of those exposures. We do not enter into derivative contracts for speculative purposes and do not use leveraged instruments.
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, soybean oil, diesel fuel, natural gas, cocoa, aluminum, soybean meal and corn.
The information below summarizes our market risks associated with debt obligations and other significant financial instruments as of August 2, 2020. Fair values included herein have been determined based on quoted market prices or pricing models using current market rates. The information presented below should be read in conjunction with Notes 14, 15 and 17 to the Consolidated Financial Statements.
The following table presents principal cash flows and related interest rates by fiscal year of maturity for debt obligations. Interest rates disclosed on variable-rate debt represent the weighted-average rates at August 2, 2020.

	Expected Fiscal Year of Maturity							Fair Value
(Millions)	2021	2022	2023	2024	2025	Thereafter	Total
Debt(1)
Fixed rate	$524	$4	$1,019	$—	$1,150	$2,863	$5,560	$6,359
Weighted-average interest rate	5.42%	1.48%	3.14%	—%	3.78%	3.80%	3.83%
Variable rate	$680	$—	$—	$—	$—	$—	$680	$680
Weighted-average interest rate	1.42%	—%	—%	—%	—%	—%	—%
_______________________________________
(1)Expected maturities exclude unamortized net discount/premium on debt issuances and debt issuance costs.
As of July 28, 2019, fixed-rate debt of approximately $6,260 million with an average interest rate of 3.99% and variable-rate debt of approximately $2,484 million with an average interest rate of 2.99% were outstanding.

We are exposed to foreign exchange risk related to third-party transactions and intercompany transactions, including intercompany debt. We utilize foreign exchange forward purchase and sale contracts to hedge these exposures. The following table summarizes the foreign exchange forward contracts outstanding and the related weighted-average contract exchange rates as of August 2, 2020.

(Millions)	Notional Value	Average Contractual Exchange Rate (currency paid/ currency received)
Foreign Exchange Forward Contracts
Receive USD/Pay CAD	$180	1.3472
Receive CHF/Pay USD	$3	1.0639
The aggregate fair value of all contracts was a loss of $1 million as of August 2, 2020. As of July 28, 2019, the total notional value of foreign exchange forward contracts outstanding was $323 million, including $83 million associated with discontinued operations, and the aggregate fair value was a loss of $3 million.
We enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations for commodities. As of August 2, 2020, the notional value of these contracts was $137 million, and the aggregate fair value of these contracts was a loss of $2 million. As of July 28, 2019, the notional value of these contracts was $183 million, and the aggregate fair value of these contracts was a loss of $3 million.
We enter into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of our capital stock, the total return of the Vanguard Institutional Index Institutional Plus Shares, and the total return of the Vanguard Total International Stock Index. Under these contracts, we pay variable interest rates and receive from the counterparty either: the total return on our capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index Institutional Plus Shares; or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index. The notional value of the contract that is linked to the total return on our capital stock was $6 million at August 2, 2020, and $7 million at July 28, 2019. The average forward interest rate applicable to this contract, which expires in June 2021, was 0.93% at August 2, 2020. The notional value of the contract that is linked to the return on the Standard & Poor's 500 Index was $13 million at August 2, 2020, and $17 million at July 28, 2019. The average forward interest rate applicable to this contract, which expires in March 2021, was 0.53% at August 2, 2020. The notional value of the contract that is linked to the total return of the iShares MSCI EAFE Index was $3 million at August 2, 2020, and $7 million at July 28, 2019. The average forward interest rate applicable to this contract, which expires in March 2021, was 0.63% at August 2, 2020. The fair value of these contracts was a gain of $4 million as of August 2, 2020, and a gain of $1 million as of July 28, 2019.
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
Trade and consumer promotion programs — We offer various sales incentive programs to customers and consumers, such as feature price discounts, in-store display incentives, cooperative advertising programs, new product introduction fees, and coupons. The mix between these forms of variable consideration, which are classified as reductions in revenue and recognized upon sale, and advertising or other marketing activities, which are classified as marketing and selling expenses, fluctuates between periods based on our overall marketing plans. The measurement and recognition of the costs for trade and consumer promotion programs involves the use of judgment related to performance and redemption estimates. Estimates are made based on historical experience and other factors, including expected volume. Typically, programs that are offered have a very short duration. Historically, the difference between actual experience compared to estimated redemptions and performance has not been significant to the quarterly or annual financial statements. Differences between estimates and actual costs are recognized as a change in estimate in a subsequent period. However, actual expenses may differ if the level of redemption rates and performance were to vary from estimates. We adopted revised guidance on the recognition of revenue in the first quarter of 2019. See Notes 1 and 2 to the Consolidated Financial Statements for additional information.
Valuation of long-lived assets — Fixed assets and amortizable intangible assets are reviewed for impairment as events or changes in circumstances occur indicating that the carrying value of the asset may not be recoverable. Undiscounted cash flow analyses are used to determine if impairment exists. If impairment is determined to exist, the loss is calculated based on estimated fair value.
Goodwill and intangible assets deemed to have indefinite lives are not amortized but rather are tested at least annually for impairment, or more often if events or changes in circumstances indicate that more likely than not the carrying amount of the asset may not be recoverable. Goodwill is tested for impairment at the reporting unit level. A reporting unit represents an operating segment or a component of an operating segment. Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We may elect not to perform the qualitative assessment for some or all reporting units and perform a quantitative impairment test. Fair value is determined based on discounted cash flow analyses. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average costs of capital, and future economic and market conditions. If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired and an impairment charge will be recorded to reduce the reporting unit to fair value.
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
During the third quarter of 2018, we performed an interim impairment assessment on the intangible assets of the deli reporting unit, which includes Garden Fresh Gourmet and the U.S. refrigerated soup business. During the third quarter of 2018, certain of our private label refrigerated soup customers, which represented a majority of the business, informed us of their intention to in-source production beginning in 2019, and the sales and operating profit outlook of the Garden Fresh Gourmet business was reduced. Due to the anticipated loss of refrigerated soup business with these customers, as well as the performance of the Garden Fresh Gourmet business, we revised the long-term outlook for future sales, operating margins and discounted cash flows for this reporting unit, which resulted in an $81 million impairment charge on goodwill, representing a write-down of the remaining goodwill in the reporting unit, $13 million on a trademark, and $11 million on plant assets in the reporting unit.
In addition, we performed an interim impairment assessment on the intangible assets of the Bolthouse Farms refrigerated beverages and salad dressings reporting unit as the operating performance in the third quarter was below expectations. We assessed sales performance of refrigerated beverages and key drivers impacting gross profit for the unit. We revised our long-term outlook for future earnings and discounted cash flows to reflect reduced sales expectations to modest growth and decreased our gross profit outlook to reflect the inflation and manufacturing efficiency pressures that remained with the unit. This revised outlook resulted in a $384 million impairment charge on goodwill, representing a write-down of the remaining goodwill in the reporting unit, and $130 million on a trademark in the reporting unit.
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
2019 Assessments
Discontinued Operations
On August 30, 2018, we announced plans to pursue the divestiture of our international biscuits and snacks operating segment and the Campbell Fresh operating segment. As we continued to pursue the divestiture of these businesses and as we received initial indications of value, in the second quarter of 2019, we performed interim impairment assessments on the intangible and tangible assets within Campbell Fresh, which included Garden Fresh Gourmet, Bolthouse Farms carrot and carrot ingredients, and Bolthouse Farms refrigerated beverages and salad dressings. As a result, we revised our future outlook for earnings and cash flows for each of these businesses.
Within Bolthouse Farms carrot and carrot ingredients, we recorded impairment charges of $18 million on the trademark, and $159 million on the plant assets and amortizable intangible assets. Within Bolthouse Farms refrigerated beverages and salad dressings, we recorded impairment charges of $74 million on the trademark, and $31 million on the plant assets and amortizable intangible assets. On Garden Fresh Gourmet, we recorded impairment charges of $23 million on the trademark and $39 million on customer relationships, which eliminated the carrying value of these assets, and $2 million on plant assets.
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
Continuing Operations
In the fourth quarter of 2019, we performed an assessment on the assets within our European chips business and recorded an impairment charge of $16 million on intangible assets. This business was included in the Snacks segment and reporting unit.
2020 Assessments
Continuing Operations
As of August 2, 2020, the carrying value of goodwill was $3,986 million. Based on our assessments, all of our reporting units had an excess fair value well over the carrying value.
As of August 2, 2020, the carrying value of indefinite-lived trademarks was $2,611 million, including $1,978 million associated with Snyder's-Lance. Of the carrying value of all indefinite-lived trademarks, $620 million related to the Snyder’s of Hanover trademark, $292 million related to the Pace trademark, $280 million related to the Pacific Foods trademark and $61 million related to the Plum trademark. Holding all other assumptions constant, changes in the assumptions below would reduce fair value of these trademarks and result in impairment charges of approximately:

(Millions)	Various Snyder's-Lance	Pace	Pacific Foods	Plum
1% increase in the weighted-average cost of capital	$(10)	$(5)	$—	$(5)
1% reduction in revenue growth	$—	$—	$—	$—
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
The discount rate is established as of our fiscal year-end measurement date. In establishing the discount rate, we review published market indices of high-quality debt securities, adjusted as appropriate for duration. In addition, independent actuaries apply high-quality bond yield curves to the expected benefit payments of the plans. Beginning in 2018, we changed the method we used to estimate the service and interest cost components of the net periodic benefit expense (income). We elected to use a full yield curve approach to estimate service cost and interest cost by applying the specific spot rates along the yield curve used to determine the benefit obligation of the relevant projected cash flows. Previously, we estimated service cost and interest cost using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We made this change to provide a more precise measurement of service cost and interest cost by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. This change does not affect the measurement of our benefit obligations. We accounted for this change prospectively in 2018 as a change in accounting estimate. As a result of this change, net periodic benefit income increased by approximately $17 million in 2018, compared to what the net periodic benefit income would have been under the previous method.
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
Net periodic pension and postretirement expense (income) was $93 million in 2020, $103 million in 2019 and ($185) million in 2018.
Significant weighted-average assumptions as of the end of the year were as follows:

	2020	2019	2018
Pension
Discount rate for benefit obligations	2.47%	3.46%	4.15%
Expected return on plan assets	6.01%	6.85%	6.86%
Postretirement
Discount rate for obligations	2.15%	3.28%	4.06%
Initial health care trend rate	6.25%	6.25%	6.75%
Ultimate health care trend rate	4.50%	4.50%	4.50%
Estimated sensitivities to annual net periodic pension cost are as follows: a 50-basis-point decline in the discount rate would decrease expense by approximately $9 million and would result in an immediate loss recognition of approximately $120 million. A 50-basis-point reduction in the estimated return on assets assumption would increase expense by approximately $10 million. A one-percentage-point increase in assumed health care costs would have no impact on postretirement service and interest cost and would not result in an immediate loss.
Contributions to pension plans were $2 million in 2020, and $5 million in 2019 and 2018. Contributions to pension plans are not expected to be material in 2021.
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
See also Notes 1 and 13 to the Consolidated Financial Statements for further discussion on income taxes.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the Consolidated Financial Statements for information on recent accounting pronouncements.
CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
This Report contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current expectations regarding our future results of operations, economic performance, financial condition and achievements. These forward-looking statements can be identified by words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "pursue," "strategy," "target," "will" and similar expressions. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts, and may reflect anticipated cost savings or implementation of our strategic plan. These statements reflect our current plans and expectations and are based on information currently available to us. They rely on several assumptions regarding future events and estimates which could be inaccurate and which are inherently subject to risks and uncertainties.

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
•impacts of, and associated responses to the COVID-19 pandemic on our business, suppliers, customers, consumers and employees;
•our ability to realize projected cost savings and benefits from cost savings initiatives and the integration of recent acquisitions;
•disruptions in or inefficiencies to our supply chain and/or operations including the impacts of the COVID-19 pandemic, as well as fluctuations in the supply of and inflation in energy and raw and packaging materials cost;
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
•the costs, disruption and diversion of management's attention associated with activist investors;
•a material failure in or breach of our or our vendors' information technology systems;
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

Item 8. Financial Statements and Supplementary Data

CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(millions, except per share amounts)

	2020	2019	2018
	53 weeks	52 weeks	52 weeks
Net sales	$8,691	$8,107	$6,615
Costs and expenses
Cost of products sold	5,692	5,414	4,241
Marketing and selling expenses	947	842	728
Administrative expenses	622	610	563
Research and development expenses	93	91	91
Other expenses / (income)	221	140	(73)
Restructuring charges	9	31	55
Total costs and expenses	7,584	7,128	5,605
Earnings before interest and taxes	1,107	979	1,010
Interest expense	345	356	183
Interest income	4	2	3
Earnings before taxes	766	625	830
Taxes on earnings	174	151	106
Earnings from continuing operations	592	474	724
Earnings (loss) from discontinued operations	1,036	(263)	(463)
Net earnings	1,628	211	261
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—
Net earnings attributable to Campbell Soup Company	$1,628	$211	$261
Per Share — Basic
Earnings from continuing operations attributable to Campbell Soup Company	$1.96	$1.57	$2.41
Earnings (loss) from discontinued operations	3.43	(.87)	(1.54)
Net earnings attributable to Campbell Soup Company	$5.39	$.70	$.87
Weighted average shares outstanding — basic	302	301	301
Per Share — Assuming Dilution
Earnings from continuing operations attributable to Campbell Soup Company	$1.95	$1.57	$2.40
Earnings (loss) from discontinued operations	3.41	(.87)	(1.53)
Net earnings attributable to Campbell Soup Company(1)	$5.36	$.70	$.86
Weighted average shares outstanding — assuming dilution	304	302	302
(1) Sum of the individual amounts may not add due to rounding.
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(millions)

	2020			2019			2018
	53 weeks			52 weeks			52 weeks
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings			$1,628			$211			$261
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(1)	$—	(1)	$(68)	$—	(68)	$(69)	$—	(69)
Reclassification of currency translation adjustments realized upon disposal of business	206	4	210	2	—	2	—	—	—
Cash-flow hedges:
Unrealized gains (losses) arising during period	3	(1)	2	(3)	1	(2)	23	(7)	16
Reclassification adjustment for (gains) losses included in net earnings	—	—	—	—	—	—	3	(1)	2
Pension and other postretirement benefits:
Prior service credit arising during the period	—	—	—	—	—	—	9	(2)	7
Reclassification of prior service credit included in net earnings	(28)	6	(22)	(28)	7	(21)	(27)	7	(20)
Other comprehensive income (loss)	$180	$9	189	$(97)	$8	(89)	$(61)	$(3)	(64)
Total comprehensive income (loss)			$1,817			$122			$197
Total comprehensive income (loss) attributable to noncontrolling interests			1			—			1
Total comprehensive income (loss) attributable to Campbell Soup Company			$1,816			$122			$196
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(millions, except per share amounts)

	August 2, 2020	July 28, 2019
Current assets
Cash and cash equivalents	$859	$31
Accounts receivable, net	575	574
Inventories	871	863
Other current assets	80	71
Current assets of discontinued operations	—	428
Total current assets	2,385	1,967
Plant assets, net of depreciation	2,368	2,455
Goodwill	3,986	4,017
Other intangible assets, net of amortization	3,350	3,415
Other assets ($76 as of 2019 attributable to variable interest entity)	283	127
Noncurrent assets of discontinued operations	—	1,167
Total assets	$12,372	$13,148
Current liabilities
Short-term borrowings	$1,202	$1,371
Payable to suppliers and others	1,049	814
Accrued liabilities	693	609
Dividends payable	107	107
Accrued income taxes	24	15
Current liabilities of discontinued operations	—	469
Total current liabilities	3,075	3,385
Long-term debt	4,994	7,103
Deferred taxes	914	924
Other liabilities	820	559
Noncurrent liabilities of discontinued operations	—	65
Total liabilities	9,803	12,036
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	394	372
Earnings retained in the business	3,190	1,993
Capital stock in treasury, at cost	(1,023)	(1,076)
Accumulated other comprehensive loss	(10)	(198)
Total Campbell Soup Company shareholders' equity	2,563	1,103
Noncontrolling interests	6	9
Total equity	2,569	1,112
Total liabilities and equity	$12,372	$13,148
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(millions)

	2020	2019	2018
	53 weeks	52 weeks	52 weeks
Cash flows from operating activities:
Net earnings	$1,628	$211	$261
Adjustments to reconcile net earnings to operating cash flow
Impairment charges	—	393	748
Restructuring charges	9	31	62
Stock-based compensation	61	58	61
Amortization of inventory fair value adjustment from acquisition	—	—	42
Pension and postretirement benefit expense (income)	93	103	(187)
Depreciation and amortization	328	446	394
Deferred income taxes	(6)	14	(133)
Net (gain) loss on sales of businesses	(975)	32	—
Loss on extinguishment of debt	75	—	—
Investment losses	49	1	10
Other	101	24	24
Changes in working capital, net of acquisitions and divestitures
Accounts receivable	(30)	(11)	56
Inventories	(20)	36	(84)
Prepaid assets	(3)	(1)	27
Accounts payable and accrued liabilities	145	125	78
Other	(59)	(64)	(54)
Net cash provided by operating activities	1,396	1,398	1,305
Cash flows from investing activities:
Purchases of plant assets	(299)	(384)	(407)
Purchases of route businesses	(11)	(29)	(9)
Sales of route businesses	11	31	10
Businesses acquired, net of cash acquired	—	(18)	(6,772)
Sales of businesses, net of cash divested	2,537	539	—
Proceeds from sale of investment	30	—	—
Other	4	14	(19)
Net cash provided by (used in) investing activities	2,272	153	(7,197)
Cash flows from financing activities:
Short-term borrowings, including commercial paper and revolving line of credit	5,617	5,839	10,222
Short-term repayments, including commercial paper and revolving line of credit	(6,909)	(6,296)	(9,944)
Long-term borrowings	1,000	—	6,224
Long-term repayments	(499)	(702)	(63)
Dividends paid	(426)	(423)	(426)
Treasury stock purchases	—	—	(86)
Treasury stock issuances	23	—	—
Payments related to tax withholding for stock-based compensation	(12)	(8)	(23)
Payments related to extinguishment of debt	(1,769)	—	—
Repurchase of noncontrolling interest	—	—	(47)
Payments of debt issuance costs	(12)	(1)	(50)
Net cash provided by (used in) financing activities	(2,987)	(1,591)	5,807
Effect of exchange rate changes on cash	(1)	(7)	(8)
Net change in cash and cash equivalents	680	(47)	(93)
Cash and cash equivalents — beginning of period	31	49	37
Cash and cash equivalents discontinued operations — beginning of period	148	177	282
Cash and cash equivalents discontinued operations — end of period	—	(148)	(177)
Cash and cash equivalents — end of period	$859	$31	$49
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at July 30, 2017	323	$12	(22)	$(1,066)	$359	$2,385	$(53)	$8	$1,645
Noncontrolling interest acquired								47	47
Repurchase of noncontrolling interest								(47)	(47)
Net earnings (loss)						261		—	261
Other comprehensive income (loss)							(65)	1	(64)
Dividends ($1.40 per share)						(422)			(422)
Treasury stock purchased			(2)	(86)					(86)
Treasury stock issued under management incentive and stock option plans			2	49	(10)				39
Balance at July 29, 2018	323	12	(22)	(1,103)	349	2,224	(118)	9	1,373
Cumulative effect of changes in accounting principle:
Revenue(1)						(8)			(8)
Stranded tax effects(1)						(9)	9		—
Net earnings (loss)						211		—	211
Other comprehensive income (loss)							(89)	—	(89)
Dividends $1.40 per share)						(425)			(425)
Treasury stock purchased			—	—					—
Treasury stock issued under management incentive and stock option plans			—	27	23				50
Balance at July 28, 2019	323	12	(22)	(1,076)	372	1,993	(198)	9	1,112
Net earnings (loss)						1,628		—	1,628
Divestiture								(4)	(4)
Other comprehensive income (loss)							188	1	189
Dividends ($1.40 per share)						(428)			(428)
Treasury stock purchased			—	—					—
Treasury stock issued under management incentive and stock option plans			1	53	22	(3)			72
Balance at August 2, 2020	323	$12	(21)	$(1,023)	$394	$3,190	$(10)	$6	$2,569
(1) See Note 2 for additional detail.
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(currency in millions, except per share amounts)
1.Summary of Significant Accounting Policies
In this Report, unless otherwise stated, the terms "we," "us," "our" and the "company" refer to Campbell Soup Company and its consolidated subsidiaries.
We are a manufacturer and marketer of high-quality, branded food and beverage products.
Basis of Presentation — The consolidated financial statements include our accounts and entities in which we maintain a controlling financial interest and a variable interest entity (VIE) for which we were the primary beneficiary. Intercompany transactions are eliminated in consolidation. Certain amounts in prior-year financial statements were reclassified to conform to the current-year presentation. Our fiscal year ends on the Sunday nearest July 31. There were 53 weeks in 2020 and 52 weeks in 2019, and 2018.
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
Goodwill and Intangible Assets — Goodwill and intangible assets deemed to have indefinite lives are not amortized but rather are tested at least annually for impairment, or when circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment. Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We may elect not to perform the qualitative assessment for some or all reporting units and perform a quantitative impairment test. Fair value is determined based on discounted cash flow analyses. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average costs of capital and future economic and market conditions. If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired and an impairment charge will be recorded to reduce the reporting unit to fair value.

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
See Notes 2 and 12 for more information.
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
All derivatives are recognized on the balance sheet at fair value. For derivatives that qualify for hedge accounting, we designate the derivative as a hedge of the fair value of a recognized asset or liability or a firm commitment (fair-value hedge) or a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash-flow hedge). Some derivatives may also be considered natural hedging instruments (changes in fair value act as economic offsets to changes in fair value of the underlying hedged item) and are not designated for hedge accounting.
Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of a fair-value hedge, along with the gain or loss on the underlying hedged asset or liability (including losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. For derivatives that are designated and qualify as hedging instruments, the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in earnings under a systematic and rational method over the life of the hedging instrument and is presented in the same statement of earnings line item as the earnings effect of the hedged item. Any difference between the change in the fair value of the hedge components excluded from the assessment of effectiveness and the amounts recognized in earnings is recorded as a component of other comprehensive income (loss). Changes in the fair value of derivatives that are not designated for hedge accounting are recognized in current-period earnings.
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
In February 2016, the FASB issued guidance that amends accounting for leases. Under the new guidance, a lessee will recognize most leases on the balance sheet but will recognize expenses similar to current lease accounting. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. In July 2018, the FASB issued an adoption approach that allows entities to apply the new guidance and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods. We adopted the new guidance at the beginning of 2020 using this transition method. We elected to apply a package of practical expedients, which allowed us to not reassess prior conclusions related to contracts containing leases, lease classification, and initial direct costs. Adoption of the new guidance resulted in the recognition of operating lease ROU assets of $259 and operating lease liabilities of $254, with the difference between the assets and liabilities primarily due to below market assets, deferred rent and prepaid rent. In addition, we derecognized $20 of an asset and liability associated with a build-to-suit lease arrangement. The adoption did not have a material impact on consolidated net earnings or cash flows. See Note 12 for additional information.
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
In August 2018, the FASB issued guidance that eliminates, adds, and modifies certain disclosure requirements for fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those years. We will adopt the new guidance in 2021, and do not expect a material impact on our consolidated financial statements.
In August 2018, the FASB issued guidance on accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for fiscal years beginning after December 15, 2019. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively. Early adoption is permitted. We will adopt the new guidance prospectively in 2021, and do not expect a material impact on our consolidated financial statements.
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
Results of discontinued operations were as follows:

	Campbell International			Campbell Fresh
	2020	2019	2018	2019	2018
Net sales	$359	$1,046	$1,120	$756	$950

Impairment charges	$—	$17	$—	$360	$694

Earnings (loss) before taxes from operations	$53	$120	$163	$(359)	$(721)
Taxes on earnings (loss) from operations	17	41	47	(78)	(142)
Gain (loss) on sales of businesses / costs associated with selling the businesses	1,039	(12)	—	(32)	—
Tax expense (benefit) on sales / costs associated with selling the businesses	39	(2)	—	19	—
Earnings (loss) from discontinued operations	$1,036	$69	$116	$(332)	$(579)
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
In the second quarter of 2019, we performed interim impairment assessments on the intangible and tangible assets of the Campbell Fresh businesses. We revised our future outlook for earnings and cash flows for each of these businesses as the divestiture process progressed and we received initial indications of value. In Bolthouse Farms carrot and carrot ingredients, we recorded impairment charges of $18 on the trademark, $40 on customer relationships, $15 on technology and $104 on plant assets. In Bolthouse Farms refrigerated beverages and salad dressings, we recorded impairment charges of $74 on the trademark, $22 on customer relationships, and $9 on plant assets. In Garden Fresh Gourmet, we recorded impairment charges of $23 on the trademark, $39 on customer relationships, and $2 on plant assets. In the first quarter of 2019, we recorded an impairment charge of $14 on the U.S refrigerated soup plant assets in Campbell Fresh. In addition, we recorded tax expense of $29 in 2019, as deferred tax assets were not realizable.
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

The assets and liabilities of Campbell International have been reflected as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of July 28, 2019. The assets and liabilities were as follows:

July 28, 2019
Cash and cash equivalents	$148
Accounts receivable, net	135
Inventories	135
Other current assets	10
Current assets	$428

Plant assets, net of depreciation	$340
Goodwill	661
Other intangible assets, net of amortization	135
Other assets	31
Total assets	$1,595

Short-term borrowings	$232
Payable to suppliers and others	109
Accrued liabilities	114
Accrued income taxes	14
Current liabilities	$469

Long-term debt	$6
Deferred taxes	32
Other liabilities	27
Total liabilities	$534
The depreciation and amortization, capital expenditures, sale proceeds and significant operating noncash items of Campbell Fresh and Campbell International were as follows:

	2020	2019	2018
Cash flows from discontinued operating activities:
Impairment charges	$—	$377	$694
Depreciation and amortization (1)	—	83	115
Net (gain) loss on sales of discontinued operations businesses	(1,039)	32	—

Cash flows from discontinued investing activities:
Capital expenditures	$30	$59	$88
Sales of discontinued operations businesses, net of cash divested	2,466	539	—
_____________________________________
(1)Depreciation and amortization are no longer recognized once businesses are classified as held for sale/discontinued operations.
Other Divestitures
On October 11, 2019, we completed the sale of our European chips business for £63, or $77. The pre-tax loss recognized in the first quarter of 2020 on the sale was $64, which included the impact of allocated goodwill and foreign currency translation adjustments. For tax purposes, we were able to use the capital loss on this sale to offset a portion of the capital gain from the sale of the Arnott's and other international operations. The European chips business had net sales of $25 in 2020, $129 in 2019, and $44 in 2018. Earnings from the business, which included a pre-tax impairment charge on intangible assets of $16 recognized in the fourth quarter of 2019, were not material. The results of the European chips business through the date of sale were reflected in continuing operations within the Snacks reportable segment.

4. Acquisitions
On March 26, 2018, we completed the acquisition of Snyder's-Lance, Inc. (Snyder's-Lance) for $50.00 per share. Total consideration was $6,112, which included the payoff of approximately $1,100 of Snyder's-Lance indebtedness. The acquisition was financed through a single draw 3-year senior unsecured term loan facility and the issuance of senior notes. Snyder's-Lance is a snack food company that manufactures, distributes, markets and sells snack food products in North America and Europe. Its primary brands include Snyder’s of Hanover and Lance, as well as Kettle Brand, Cape Cod, Snack Factory Pretzel Crisps, Pop Secret, Emerald and Late July.
The excess of the purchase price over the estimated fair values of identifiable net assets was recorded as $3,006 of goodwill. The goodwill is included in the Snacks segment. In the first quarter of 2019, we made measurement period adjustments to reflect facts and circumstances in existence as of the date of the Snyder's-Lance acquisition. These adjustments included a $134 decrease to indefinite-lived trademarks, a $52 decrease to customer relationships, a $43 decrease to Deferred taxes and a $140 increase to Goodwill.
On December 12, 2017, we completed the acquisition of Pacific Foods of Oregon, LLC (Pacific Foods). The purchase price was $688. Pacific Foods produces broth, soups and non-dairy beverages. The excess of the purchase price over the estimated fair values of identifiable net assets was recorded as $202 of goodwill. The goodwill is included in the Meals & Beverages segment.
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
In 2018, we recognized transaction costs and integration costs of $102, associated with the Snyder's-Lance acquisition. Approximately $53 represented transactions costs, including bridge financing costs and outside advisory costs, and were recorded in Other expenses / (income). Integration costs included the following:
•amortization of the acquisition date fair value adjustment to inventories of $42 that was recorded in Cost of products sold;
•$13 of Restructuring charges;
•$12 of Administrative expenses; and
•$18 gain in Interest expense on treasury rate lock contracts used to hedge the planned financing of the acquisition.
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
The following unaudited summary information is presented on a consolidated pro forma basis as if the Snyder's-Lance and Pacific Foods acquisitions had occurred on August 1, 2016:

2018
Net sales	$8,152
Earnings from continuing operations attributable to Campbell Soup Company	$834
Earnings from continuing operations per share attributable to Campbell Soup Company - basic	$2.77
Earnings from continuing operations per share attributable to Campbell Soup Company - assuming dilution	$2.76
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
With the acquisition of Snyder's-Lance, we acquired an investment in Yellow Chips Holdings B.V. (Yellow Chips), and accounted for the investment under the equity method of accounting. On October 30, 2018, we purchased the remaining ownership interest in Yellow Chips, and began consolidating the business. The purchase price was $18. The pro forma results for 2019 and 2018 were not material. This business was subsequently sold on October 11, 2019. See Note 3 for additional information.

5. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

	Foreign Currency Translation Adjustments(1)	Gains (Losses) on Cash Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at July 30, 2017	$(84)	$(22)	$53	$(53)
Other comprehensive income (loss) before reclassifications	(70)	16	7	(47)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	(20)	(18)
Net current-period other comprehensive income (loss)	(70)	18	(13)	(65)
Balance at July 29, 2018	$(154)	$(4)	$40	$(118)
Cumulative effect of a change in accounting principle(4)	2	(3)	10	9
Other comprehensive income (loss) before reclassifications	(68)	(2)	—	(70)
Amounts reclassified from accumulated other comprehensive income (loss)(5)	2	—	(21)	(19)
Net current-period other comprehensive income (loss)	(66)	(2)	(21)	(89)
Balance at July 28, 2019	$(218)	$(9)	$29	$(198)
Other comprehensive income (loss) before reclassifications	(2)	2	—	—
Amounts reclassified from accumulated other comprehensive income (loss)(5)	210	—	(22)	188
Net current-period other comprehensive income (loss)	208	2	(22)	188
Balance at August 2, 2020	$(10)	$(7)	$7	$(10)
_____________________________________
(1)Included no tax as of August 2, 2020, a tax expense of $4 as of July 28, 2019, and $6 as of July 29, 2018, and July 31, 2017.
(2)Included a tax benefit of $1 as of August 2, 2020, $2 as of July 28, 2019, $4 as of July 29, 2018, and $12 as of July 31, 2017.
(3)Included a tax expense of $2 as of August 2, 2020, $8 as of July 28, 2019, $25 as of July 29, 2018, and $30 as of July 31, 2017.
(4)Reflects the adoption of the FASB guidance on stranded tax effects. See Note 2 for additional information.
(5)Reflects the reclassification from sale of businesses. See Note 3 for additional information.
Amounts related to noncontrolling interests were not material.

The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other Comprehensive Income (Loss) Components	2020	2019	2018	Location of (Gain) Loss Recognized in Earnings
Foreign currency translation adjustments:
Currency translation (gains) losses realized upon disposal of businesses	$23	$—	$—	Other expenses / (income)
Currency translation (gains) losses realized upon disposal of businesses	183	2	—	Earnings (loss) from discontinued operations
Total before tax	206	2	—
Tax expense (benefit)	4	—	—
(Gain) loss, net of tax	$210	$2	$—

(Gains) losses on cash flow hedges:
Foreign exchange forward contracts	$(2)	$(4)	$5	Cost of products sold
Foreign exchange forward contracts	1	2	(4)	Earnings (loss) from discontinued operations
Forward starting interest rate swaps	1	2	2	Interest expense
Total before tax	—	—	3
Tax expense (benefit)	—	—	(1)
(Gain) loss, net of tax	$—	$—	$2

Pension and postretirement benefit adjustments:
Prior service credit	$(28)	$(28)	$(27)	Other expenses / (income)
Tax expense (benefit)	6	7	7
(Gain) loss, net of tax	$(22)	$(21)	$(20)
6. Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill by business segment:

	Meals & Beverages	Snacks	Total
Net balance at July 29, 2018	$978	$2,886	$3,864
Changes in preliminary purchase price allocation(1)	—	140	140
Acquisitions(1)	—	21	21
Foreign currency translation adjustment	(1)	(7)	(8)
Net balance at July 28, 2019	$977	$3,040	$4,017
Divestiture(2)	—	(34)	(34)
Foreign currency translation adjustment	(2)	5	3
Net balance at August 2, 2020	$975	$3,011	$3,986
_____________________________________
(1)See Note 4 for additional information.
(2)See Note 3 for additional information.

Intangible Assets
The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	2020			2019
Intangible Assets	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships	$851	$(112)	$739	$855	$(70)	$785
Other	14	(14)	—	14	(13)	1
Total amortizable intangible assets	$865	$(126)	$739	$869	$(83)	$786
Non-amortizable intangible assets
Trademarks			2,611			2,629
Total net intangible assets			$3,350			$3,415
Non-amortizable intangible assets consist of trademarks. As of August 2, 2020, trademarks primarily included $1,978 associated with Snyder's-Lance. Of the carrying value of all indefinite-lived trademarks, $620 related to the Snyder’s of Hanover trademark, $292 related to the Pace trademark and $280 related to the Pacific Foods trademark. Other amortizable intangible assets consist of recipes and non-compete agreements.
Amortization of intangible assets in Earnings from continuing operations was $43 for 2020, $48 for 2019 and $20 for 2018. As of August 2, 2020, amortizable intangible assets had a weighted-average remaining useful life of 18.1 years. Amortization expense for the next 5 years is estimated to be approximately $42 per year.
Amortization of intangible assets in discontinued operations was $9 for 2019 and $14 for 2018. See Note 3 to the Consolidated Financial Statements for additional information on discontinued operations.
In the fourth quarter of 2019, we performed an assessment on the assets within the European chips business and recorded an impairment charge of $16 on customer relationships intangible assets. This business was included in the Snacks segment.
The impairment charge was recorded in Other expenses / (income) in the Consolidated Statements of Earnings.
We also recorded impairment charges on goodwill and intangible assets included in the 2019 Noncurrent assets of discontinued operations. See Note 3 for additional information.
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
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 21% of consolidated net sales from continuing operations in 2020, 20% in 2019, and 22% in 2018. The Kroger Co. and its affiliates accounted for approximately 9% of consolidated net sales from continuing operations in 2020 and 2019, and 10% in 2018. Both of our reportable segments sold products to Wal-Mart Stores, Inc. or its affiliates and The Kroger Co. or its affiliates.

	2020	2019	2018
Net sales
Meals & Beverages	$4,646	$4,252	$4,233
Snacks	4,045	3,854	2,379
Corporate	—	1	3
Total	$8,691	$8,107	$6,615

	2020	2019	2018
Earnings before interest and taxes
Meals & Beverages	$983	$895	$979
Snacks	551	522	392
Corporate(1)	(418)	(407)	(306)
Restructuring charges(2)	(9)	(31)	(55)
Total	$1,107	$979	$1,010

	2020	2019	2018
Depreciation and amortization
Meals & Beverages	$134	$162	$158
Snacks	175	184	102
Corporate(3)	19	17	19
Discontinued operations(4)	—	83	115
Total	$328	$446	$394

	2020	2019	2018
Capital expenditures
Meals & Beverages	$52	$156	$187
Snacks	153	134	91
Corporate(3)	64	35	41
Discontinued operations	30	59	88
Total	$299	$384	$407
_______________________________________
(1)Represents unallocated items. Pension and postretirement benefit settlement and mark-to-market adjustments are included in Corporate. There were settlement charges of $43 and losses of $121 in 2020, settlement charges of $28 and losses of $122 in 2019, and gains of $131 in 2018, respectively. A loss of $45 on Acre Venture Partners, L.P. (Acre) was included in 2020. See Note 16 for additional information on Acre. A loss of $64 on the sale of our European chips business was included in 2020. Costs related to the cost savings initiatives were $60, $90 and $135 in 2020, 2019 and 2018, respectively. Transaction and integration costs associated with the acquisition of Snyder's-Lance were $107 in 2018. Intangible asset impairment charges were $16 in 2019 and $54 in 2018. A charge of $22 related to the settlement of a legal claim was included in 2018.
(2)See Note 8 for additional information.

(3)Represents primarily corporate offices and enterprise-wide information technology systems.
(4)Depreciation and amortization are no longer recognized once businesses are classified as held for sale/discontinued operations.
Our global net sales based on product categories are as follows:

	2020	2019	2018
Net sales
Soup	$2,653	$2,368	$2,355
Snacks	4,099	3,918	2,438
Other simple meals	1,184	1,082	1,108
Beverages	755	738	711
Other	—	1	3
Total	$8,691	$8,107	$6,615
Soup includes various soup, broths and stock products. Snacks include cookies, pretzels, crackers, popcorn, nuts, potato chips, tortilla chips and other salty snacks and baked products. Other simple meals include sauces and Plum products.
Geographic Area Information
Information about continuing operations in different geographic areas is as follows:

	2020	2019	2018
Net sales
United States	$8,165	$7,492	$6,068
Other countries	526	615	547
Total	$8,691	$8,107	$6,615

	2020	2019	2018
Long-lived assets
United States	$2,361	$2,400	$2,363
Other countries	7	55	103
Total	$2,368	$2,455	$2,466

8. Restructuring Charges and Cost Savings Initiatives
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
Cost estimates, as well as timing for certain activities, are continuing to be developed.
A summary of the pre-tax charges recorded in Earnings from continuing operations related to these initiatives is as follows:

	2020	2019	2018	Recognized as of August 2, 2020
Restructuring charges	$9	$31	$55	$238
Administrative expenses	48	62	99	311
Cost of products sold	9	18	45	76
Marketing and selling expenses	2	7	3	12
Research and development expenses	1	3	—	4
Total pre-tax charges	$69	$121	$202	$641

A summary of the pre-tax charges recorded in Earnings (loss) from discontinued operations is as follows:

	2020	2019	2018	Recognized as of August 2, 2020(1)
Total pre-tax charges	$—	$—	$8	$23
______________________________________
(1)Includes $19 of severance pay and benefits and $4 of implementation costs and other related costs.
As of April 28, 2019, we incurred substantially all of the costs for actions associated with discontinued operations. All of the costs were cash expenditures.
A summary of the pre-tax costs in Earnings from continuing operations associated with the initiatives is as follows:

Recognized as of August 2, 2020
Severance pay and benefits	$214
Asset impairment/accelerated depreciation	67
Implementation costs and other related costs	360
Total	$641
The total estimated pre-tax costs for actions associated with continuing operations that have been identified are approximately $665 to $690 and we expect to incur substantially all of the costs through 2021. This estimate will be updated as costs for the expanded initiatives are developed.
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
Of the aggregate $665 to $690 of pre-tax costs associated with continuing operations identified to date, we expect approximately $585 to $610 will be cash expenditures. In addition, we expect to invest approximately $420 in capital expenditures through 2022, of which we invested $336 as of August 2, 2020. The capital expenditures primarily relate to the U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, implementation of an SAP enterprise-resource planning system for Snyder's-Lance, optimization of information technology infrastructure and applications, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, insourcing of manufacturing for certain simple meal products, and optimization of the Snyder’s-Lance warehouse and distribution network.
A summary of the restructuring activity and related reserves associated with continuing operations at August 2, 2020, is as follows:

	Severance Pay and Benefits	Implementation Costs and Other Related Costs(4)	Asset Impairment/Accelerated Depreciation	Total Charges
Accrued balance at July 29, 2018(1)	$43
2019 charges	31	72	18	$121
2019 cash payments	(36)
Foreign currency translation adjustment	(1)
Accrued balance at July 28, 2019(2)	$37
2020 charges	9	56	4	$69
2020 cash payments	(31)
Accrued balance at August 2, 2020(3)	$15
_______________________________________
(1)Includes $24 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.
(2)Includes $8 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.
(3)Includes $3 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.

(4)Includes other costs recognized as incurred that are not reflected in the restructuring reserve in the Consolidated Balance Sheet. The costs are included in Administrative expenses, Cost of products sold, Marketing and selling expenses, and Research and development expenses in the Consolidated Statements of Earnings.
Restructuring reserves included in Current liabilities of discontinued operations were $1 at July 28, 2019, and $3 at July 29, 2018.
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs in Earnings from continuing operations associated with segments is as follows:

	2020	Costs Incurred to Date
Meals & Beverages	$9	$220
Snacks	50	251
Corporate	10	170
Total	$69	$641

9. Earnings per Share (EPS)
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. The earnings per share calculation for 2020 and 2018 excludes approximately 1 million stock options and for 2019 excludes approximately 2 million stock options that would have been antidilutive.
10. Noncontrolling Interests
We own a 60% controlling interest in a joint venture formed with Swire Pacific Limited in China. We also owned a 99.8% interest in Acre, a limited partnership formed to make venture capital investments in innovative new companies in food and food-related industries. This business was sold in May 2020. See Note 16 for additional information.
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
11. Pension and Postretirement Benefits
Pension Benefits — We sponsor a number of noncontributory defined benefit pension plans to provide retirement benefits to eligible U.S. and non-U.S. employees. The benefits provided under these plans are based primarily on years of service and compensation levels. Benefits are paid from funds previously provided to trustees or are paid directly by us from general funds. In 1999, we implemented significant amendments to certain U.S. pension plans. Under a new formula, retirement benefits are determined based on percentages of annual pay and age. To minimize the impact of converting to the new formula, service and earnings credit continued to accrue for fifteen years for certain active employees participating in the plans under the old formula prior to the amendments. Employees will receive the benefit from either the new or old formula, whichever is higher. Effective as of January 1, 2011, our U.S. pension plans were amended so that employees hired or rehired on or after that date and who are not covered by collective bargaining agreements will not be eligible to participate in the plans. All collective bargaining units adopted this amendment by December 31, 2011.
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
We use the fiscal year end as the measurement date for the benefit plans.
Components of net benefit expense (income) were as follows:

	Pension
	2020	2019	2018
Service cost	$19	$21	$24
Interest cost	65	82	74
Expected return on plan assets	(134)	(143)	(144)
Amortization of prior service cost	—	1	—
Recognized net actuarial (gain) loss	98	120	(104)
Special termination benefits	—	—	2
Curtailment gains	—	—	(2)
Settlement charges	43	28	—
Net periodic benefit expense (income)	$91	$109	$(150)
The components of net periodic benefit expense (income) other than the service cost component associated with continuing operations are included in Other expenses / (income) in the Consolidated Statements of Earnings.
The settlement charges of $43 in 2020 resulted from the level of lump sum distributions associated with a U.S. pension plan and a Canadian pension plan. The settlement charge of $28 in 2019 resulted from the level of lump sum distributions associated with a U.S. pension plan.
The special termination benefits of $2 related to the planned closure of the manufacturing facility in Toronto, Ontario, and were included in Restructuring charges.
Net periodic benefit expense (income) associated with discontinued operations was not material in 2020, $13 in 2019, and ($4) in 2018.
Beginning in 2018, we changed the method we use to estimate the service and interest cost components of net periodic benefit expense (income). We elected to use a full yield curve approach to estimate service cost and interest cost by applying the specific spot rates along the yield curve used to determine the benefit obligation of the relevant projected cash flows. Previously, we estimated service cost and interest cost using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We made this change to provide a more precise measurement of service cost and interest cost by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. This change does not affect the measurement of our benefit obligations. We accounted for this change prospectively in 2018 as a change in accounting estimate. As a result of this change, net periodic benefit income increased by approximately $17 in 2018, compared to what the net periodic benefit income would have been under the previous method.

	Postretirement
	2020	2019	2018
Service cost	$1	$1	$1
Interest cost	6	8	7
Amortization of prior service credit	(28)	(29)	(27)
Recognized net actuarial (gain) loss	23	14	(16)
Net periodic benefit expense (income)	$2	$(6)	$(35)
The components of net periodic benefit expense (income) other than the service cost component associated with continuing operations are included in Other expenses / (income) in the Consolidated Statements of Earnings.
The estimated prior service credit that will be amortized from Accumulated other comprehensive loss into net periodic postretirement expense during 2021 is $5. The prior service credit is primarily related to the amendments in July 2016, July 2017, and July 2018.

Change in benefit obligation:

	Pension		Postretirement
	2020	2019	2020	2019
Obligation at beginning of year	$2,345	$2,257	$235	$235
Service cost	19	21	1	1
Interest cost	65	82	6	8
Actuarial loss (gain)	237	168	23	14
Benefits paid	(148)	(154)	(21)	(24)
Settlements	(41)	(20)	—	—
Medicare subsidies	—	—	—	1
Other	(3)	(1)	—	—
Divestitures	(105)	—	—	—
Foreign currency adjustment	(3)	(8)	—	—
Benefit obligation at end of year	$2,366	$2,345	$244	$235
Change in the fair value of pension plan assets:

	2020	2019
Fair value at beginning of year	$2,153	$2,154
Actual return on plan assets	230	162
Employer contributions	2	5
Benefits paid	(135)	(141)
Settlements	(41)	(20)
Divestitures	(86)	—
Foreign currency adjustment	(3)	(7)
Fair value at end of year	$2,120	$2,153
Net amounts recognized in the Consolidated Balance Sheets:

	Pension		Postretirement
	2020	2019	2020	2019
Other assets	$10	$21	$—	$—
Accrued liabilities	14	14	24	25
Other liabilities	242	179	220	210
Noncurrent liabilities of discontinued operations	—	20	—	—
Net amounts recognized	$246	$192	$244	$235

Amounts recognized in accumulated other comprehensive income (loss) consist of:	Pension		Postretirement
	2020	2019	2020	2019
Prior service (cost) credit	$(1)	$(1)	$10	$38
The change in amounts recognized in accumulated other comprehensive income (loss) associated with postretirement benefits was due to amortization in 2020.
The following table provides information for pension plans with accumulated benefit obligations in excess of plan assets:

	2020	2019
Projected benefit obligation	$1,783	$1,771
Accumulated benefit obligation	$1,763	$1,749
Fair value of plan assets	$1,527	$1,558
The accumulated benefit obligation for all pension plans was $2,338 at August 2, 2020, and $2,317 at July 28, 2019.

Weighted-average assumptions used to determine benefit obligations at the end of the year:

	Pension		Postretirement
	2020	2019	2020	2019
Discount rate	2.47%	3.46%	2.15%	3.28%
Rate of compensation increase	3.23%	3.20%	3.25%	3.25%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended:

	Pension
	2020	2019	2018
Discount rate	3.46%	4.15%	3.74%
Expected return on plan assets	6.85%	6.86%	6.84%
Rate of compensation increase	3.20%	3.21%	3.24%
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
The discount rate used to determine net periodic postretirement expense was 3.28% in 2020, 4.06% in 2019, and 3.45% in 2018.
Assumed health care cost trend rates at the end of the year:

	2020	2019
Health care cost trend rate assumed for next year	6.25%	6.25%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2024	2023
A one-percentage-point increase or decrease in assumed health care costs would not significantly impact 2020 reported service and interest cost nor the 2020 accumulated benefit obligation.
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
Our year-end pension plan weighted-average asset allocations by category were:

	Strategic Target	2020	2019
Equity securities	38%	38%	42%
Debt securities	53%	53%	46%
Real estate and other	9%	9%	12%
Total	100%	100%	100%

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
The following table presents our pension plan assets by asset category at August 2, 2020, and July 28, 2019:

	Fair Value as of August 2, 2020	Fair Value Measurements at August 2, 2020 Using Fair Value Hierarchy			Fair Value as of July 28, 2019	Fair Value Measurements at July 28, 2019 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Short-term investments	$42	$42	$—	$—	$78	$32	$46	$—
Equities:
U.S.	261	261	—	—	267	267	—	—
Non-U.S.	240	240	—	—	217	217	—	—
Corporate bonds:
U.S.	749	—	749	—	635	—	635	—
Non-U.S.	130	—	130	—	142	—	142	—
Government and agency bonds:
U.S.	74	—	74	—	73	—	73	—
Non-U.S.	24	—	24	—	29	—	29	—
Municipal bonds	30	—	30	—	64	—	64	—
Mortgage and asset backed securities	34	—	34	—	36	—	36	—
Real estate	7	4	—	3	9	5	—	4
Hedge funds	31	—	—	31	32	—	—	32
Derivative assets	2	—	2	—	4	—	4	—
Derivative liabilities	(6)	—	(6)	—	(6)	—	(6)	—
Total assets at fair value	$1,618	$547	$1,037	$34	$1,580	$521	$1,023	$36
Investments measured at net asset value:
Short-term investments	22				23
Commingled funds:
Equities	262				319
Fixed income	139				35
Blended	—				84
Real estate	84				107
Hedge funds	61				76
Total investments measured at net asset value:	568				644
Other items to reconcile to fair value of plan assets	(66)				(71)
Total pension plan assets at fair value	$2,120				$2,153

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
The following table summarizes the changes in fair value of Level 3 investments for the years ended August 2, 2020, and July 28, 2019:

	Real Estate	Hedge Funds	Total
Fair value at July 28, 2019	$4	$32	$36
Actual return on plan assets	—	—	—
Purchases, sales and settlements, net	(1)	(1)	(2)
Transfers out of Level 3	—	—	—
Fair value at August 2, 2020	$3	$31	$34

	Real Estate	Hedge Funds	Total
Fair value at July 29, 2018	$6	$34	$40
Actual return on plan assets	1	—	1
Purchases, sales and settlements, net	(3)	(2)	(5)
Transfers out of Level 3	—	—	—
Fair value at July 28, 2019	$4	$32	$36

The following tables present additional information about the pension plan assets valued using net asset value as a practical expedient within the fair value hierarchy table:

	Fair Value		Redemption		Redemption Notice
	2020	2019	Frequency		Period Range
Short-term investments	$22	$23	Daily		1 day
Commingled funds:
Equities	262	319	Daily,	Monthly	1	to	60 days
Fixed income	139	35	Daily,	Quarterly	2	to	50 days
Blended	—	84	Primarily Daily		1	to	20 days
Real estate funds(1)	84	107	Quarterly		45	to	90 days
Hedge funds	61	76	Monthly		5	to	30 days
Total	$568	$644
_______________________________________
(1)Includes real estate investments valued at $35 as of August 2, 2020, for which redemption queues existed. Investor redemption payments are made subject to cash availability.
There were no unfunded commitments in 2020 or 2019.
We do not expect contributions to pension plans to be material in 2021.
Estimated future benefit payments are as follows:

	Pension	Postretirement
2021	$181	$24
2022	$164	$23
2023	$156	$21
2024	$148	$20
2025	$143	$18
2026-2030	$663	$74
The estimated future benefit payments include payments from funded and unfunded plans.
Defined Contribution Plans — We sponsor a 401(k) Retirement Plan that covers substantially all U.S. employees and provide a matching contribution of 100% of employee contributions up to 4% of eligible compensation. In addition, for employees not eligible to participate in defined benefit plans that we sponsor, we provide a contribution equal to 3% of compensation regardless of their participation in the 401(k) Retirement Plan. Through December 31, 2019, all Snyder's-Lance U.S. employees were eligible to participate in a 401(k) retirement plan sponsored by Snyder's-Lance that provided participants with matching contributions equal to 100% of the first 4% and 50% of the next 1% of eligible compensation. As of January 1, 2020, Snyder's-Lance employees were transitioned to the 401(k) Retirement Plan and receive the same contributions under the 401(k) Retirement Plan noted above. Amounts charged to Costs and expenses of continuing operations were $62 in 2020, $52 in 2019 and $42 in 2018. Amounts charged to discontinued operations were $4 in 2019 and $3 in 2018.
12. Leases
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

The components of lease costs were as follows:

2020
Nine Months Ended
Operating lease cost	$81
Finance lease - amortization of ROU assets	2
Short-term lease cost	39
Variable lease cost(1)	172
Sublease income	(3)
Total	$291
__________________________________________
(1)Includes labor and other overhead included in our service contracts with embedded leases.
Total lease cost includes $4 related to discontinued operations.
The following table summarizes the lease amounts recorded in the Consolidated Balance Sheet:

	August 2, 2020
	Operating	Finance
Assets
Plant assets, net of depreciation	$—	$10
Other assets	254	—
Total lease assets	$254	$10

Liabilities
Short-term borrowings	$—	$3
Accrued liabilities	67	—
Long-term debt	—	7
Other liabilities	184	—
Total lease liabilities	$251	$10

Weighted-average lease terms and discount rates were as follows:

	August 2, 2020
	Operating	Finance
Weighted-average remaining term in years	6.7	3.0
Weighted-average discount rate	2.6%	1.8%
Future minimum lease payments are as follows:

	August 2, 2020
	Operating	Finance
2021	$73	$3
2022	42	4
2023	36	3
2024	27	—
2025	22	—
Thereafter	77	—
Total future undiscounted lease payments	277	10
Less imputed interest	26	—
Total reported lease liability	$251	$10

Supplemental cash flow and other information related to leases was as follows:

2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$79
Financing cash flows from finance leases	$2

ROU assets obtained in exchange for lease obligations:
Operating leases	$88
Finance leases	$10
ROU assets divested with businesses sold:
Operating leases	$18
Finance leases	$5
Lease liabilities derecognized upon adoption:
Build-to-suit lease commitment	$20

13. Taxes on Earnings
The provision for income taxes on earnings from continuing operations consists of the following:

	2020	2019	2018
Income taxes:
Currently payable:
Federal	$152	$104	$93
State	26	19	26
Non-U.S.	3	5	11
	181	128	130
Deferred:
Federal	(12)	19	(26)
State	4	7	14
Non-U.S.	1	(3)	(12)
	(7)	23	(24)
	$174	$151	$106

	2020	2019	2018
Earnings from continuing operations before income taxes:
United States	$737	$624	$832
Non-U.S.	29	1	(2)
	$766	$625	$830

The following is a reconciliation of the effective income tax rate on continuing operations to the U.S. federal statutory income tax rate:

	2020	2019	2018
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes (net of federal tax benefit)	3.5	2.2	3.0
Tax effect of international items	(0.3)	—	(0.5)
Federal manufacturing deduction	—	—	(1.4)
Tax Reform - impact on U.S. deferred tax assets and liabilities(1)	—	—	(21.7)
Tax Reform - transition tax(1)	—	0.3	6.4
Effect of higher U.S. federal statutory tax rate(1)	—	—	5.3
Divestiture impact on deferred taxes	—	1.2	—
Benefit on sale of the European chips business	(1.3)	—	—
Other	(0.2)	(0.5)	0.7
Effective income tax rate	22.7%	24.2%	12.8%
_______________________________________
(1)The Tax Cuts and Jobs Act of 2017 (the Act) was enacted into law on December 22, 2017, and made significant changes to corporate taxation. Changes under the Act included:
•Reducing the federal corporate tax rate from 35% to 21% effective January 1, 2018. A blended rate applied for fiscal 2018 non-calendar year end companies for the fiscal periods that included the effective date of the rate change. The impact of this is shown as "Effect of higher U.S. federal statutory tax rate;"
•Repealing the exception for deductibility of performance-based compensation to covered employees, which impacted us beginning in 2019, along with expanding the number of covered employees;
•Transitioning to a territorial system for taxation on foreign earnings along with the imposition of a transition tax in 2018 on the deemed repatriation of unremitted foreign earnings;
•Immediate expensing of machinery and equipment placed into service after September 27, 2017;
•Eliminating the deduction for domestic manufacturing activities, which impacted us beginning in 2019;
•Changes to the taxation of multinational companies, including a new minimum tax on Global Intangible Low-Taxed Income, a new Base Erosion Anti-Abuse Tax, and a new U.S. corporate deduction for Foreign-Derived Intangible Income, all of which were effective for us beginning in 2019; and
•Limiting the deductibility of interest expense to 30% of adjusted taxable income, which was effective for us beginning in 2019.
As a result of the Act, we recognized a benefit of $179 in 2018 on the remeasurement of deferred tax assets and liabilities and expenses of $2 in 2019 and $53 in 2018 on the transition tax on unremitted foreign earnings.

Deferred tax liabilities and assets of continuing operations and discontinued operations are comprised of the following:

	2020	2019
Depreciation	$319	$336
Amortization	856	877
Other	9	16
Deferred tax liabilities	1,184	1,229
Benefits and compensation	144	157
Pension benefits	58	46
Tax loss carryforwards	31	43
Capital loss carryforwards	95	287
Outside basis difference	—	116
Other	65	82
Gross deferred tax assets	393	731
Deferred tax asset valuation allowance	(122)	(427)
Deferred tax assets, net of valuation allowance	271	304
Net deferred tax liability	$913	$925
At August 2, 2020, our U.S. and non-U.S. subsidiaries had tax loss carryforwards of approximately $361. Of these carryforwards, $39 may be carried forward indefinitely, and $322 expire between 2021 and 2037, with the majority expiring after 2028. At August 2, 2020, deferred tax asset valuation allowances have been established to offset $134 of these tax loss carryforwards. Additionally, as of August 2, 2020, our U.S. and non-U.S. subsidiaries had capital loss carryforwards of approximately $382, all of which were offset by valuation allowances. The decrease in the total capital loss carryforwards for 2020 was primarily due to the sale of the Arnott's and other international operations.
The net change in the deferred tax asset valuation allowance in 2020 was a decrease of $305. The decrease was primarily due to the sale of the Arnott's and other international operations. The net change in the deferred tax asset valuation allowance in 2019 was an increase of $294. The increase was primarily due to the sale of Bolthouse Farms and the pending sale of the Arnott's and other international operations. The net change in the deferred tax asset valuation allowance in 2018 was an increase of $13. The increase was primarily due to the acquisition of Snyder's-Lance and the impact of currency.
As of August 2, 2020, and July 28, 2019, other deferred tax assets included $13 of state tax credit carryforwards related to various states that expire between 2021 and 2031. As of August 2, 2020, and July 28, 2019, deferred tax asset valuation allowances have been established to offset the $13 of state credit carryforwards.
As of August 2, 2020, we had approximately $18 of undistributed earnings of foreign subsidiaries. Consistent with prior years, these unremitted earnings and the investment in our foreign subsidiaries are deemed to be permanently reinvested and no additional tax has been provided. It is not practical to estimate the tax liability that might be incurred if such earnings were remitted to the U.S.
A reconciliation of the activity related to unrecognized tax benefits follows:

	2020	2019	2018
Balance at beginning of year	$24	$32	$64
Increases related to prior-year tax positions	—	1	—
Decreases related to prior-year tax positions	(1)	(1)	(37)
Increases related to current-year tax positions	2	2	2
Settlements	(1)	(9)	(1)
Lapse of statute	(1)	(1)	—
Increase due to acquisitions	—	—	4
Balance at end of year	$23	$24	$32
The amount of unrecognized tax benefits that, if recognized, would impact the annual effective tax rate was $18 as of August 2, 2020, $17 as of July 28, 2019, and $23 as of July 29, 2018. The total amount of unrecognized tax benefits can change due to audit settlements, tax examination activities, statute expirations and the recognition and measurement criteria under accounting for uncertainty in income taxes.
Our accounting policy with respect to interest and penalties attributable to income taxes is to reflect any expense or benefit as a component of our income tax provision. The total amount of interest and penalties recognized in the Consolidated

Statements of Earnings were earnings were not material in 2020, 2019, and 2018. The total amount of interest and penalties recognized in the Consolidated Balance Sheets in Other liabilities was $4 as of August 2, 2020, and as of July 28, 2019.
We do business internationally and, as a result, file income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S. and Canada. The 2019 and 2020 tax years are currently under audit by the Internal Revenue Service. In addition, several state income tax examinations are in progress for the years 2015 to 2018.
With limited exceptions, we have been audited for income tax purposes in Canada through 2015.
14. Short-term Borrowings and Long-term Debt
Short-term borrowings consist of the following:

	2020	2019
Commercial paper	$280	$853
Notes	721	500
Debentures	200	—
Finance leases	3	1
Build-to-suit lease commitment	—	20
Other(1)	(2)	(3)
Total short-term borrowings	$1,202	$1,371
_______________________________________
(1)Includes unamortized net discount/premium on debt issuances and debt issuance costs.
As of August 2, 2020, the weighted-average interest rate of commercial paper, which consisted of U.S. borrowings, was 2.10%. As of July 28, 2019, the weighted-average interest rate was 2.97%.
As of August 2, 2020, we issued $34 of standby letters of credit. We have a committed revolving credit facility totaling $1,850 that matures in December 2021. This U.S. facility remained unused at August 2, 2020, except for $1 of standby letters of credit that we issued under it. The U.S. facility supports our commercial paper programs and other general corporate purposes. In March 2020, we borrowed $300 under this revolving credit facility and on May 1, 2020 we repaid the borrowings.
As of July 28, 2019, we had short-term borrowings of $232 reflected in Current liabilities of discontinued operations. The borrowings were repaid in August 2019.

Long-term debt consists of the following:

Type	Fiscal Year of Maturity	Rate	2020	2019
Notes	2020	Variable	$—	$500
Notes	2021	Variable	400	400
Senior Term Loan	2021	Variable	—	499
Notes	2021	3.30%	321	650
Notes	2021	4.25%	—	500
Debentures	2021	8.875%	200	200
Notes	2023	2.50%	450	450
Notes	2023	3.65%	566	1,200
Notes	2025	3.95%	850	850
Notes	2025	3.30%	300	300
Notes	2028	4.15%	1,000	1,000
Notes	2030	2.375%	500	—
Notes	2043	3.80%	163	400
Notes	2048	4.80%	700	700
Notes	2050	3.125%	500	—
Finance leases			7	3
Other(1)			(42)	(49)
Total			$5,915	$7,603
Less current portion			921	500
Total long-term debt			$4,994	$7,103
_______________________________________
(1)Includes unamortized net discount/premium on debt issuances and debt issuance costs.
On January 22, 2020, we completed the redemption of all $500 outstanding aggregate principal amount of our 4.25% Senior Notes due 2021. On January 24, 2020, we settled tender offers to purchase $1,200 in aggregate principal amount of certain senior unsecured debt, comprising $329 of 3.30% Senior Notes due 2021, $634 of 3.65% Senior Notes due 2023, and $237 of 3.80% Senior Notes due 2043. The consideration for the redemption and the tender offers was $1,765, including $65 of premium. We recognized a loss of $75 (including $65 of premium, fees and other costs paid with the tender offers and unamortized debt issuance costs), which was recorded in Interest expense in the Consolidated Statement of Earnings. In addition, we paid accrued and unpaid interest on the purchased notes through the dates of settlement.
In 2020, we also repaid our $499 Senior Term Loan due 2021.
On April 24, 2020, we issued senior notes in an aggregate principal amount of $1,000, consisting of $500 aggregate principal amount of notes bearing interest at a fixed rate of 2.375% per annum, due April 24, 2030, and $500 aggregate principal amount of notes bearing interest at a fixed rate of 3.125% per annum, due April 24, 2050. On May 1, 2020, we used $300 of the net proceeds to repay $300 of borrowings outstanding under our revolving credit facility. The 2.375% Senior Notes due 2030 and the 3.125% Senior Notes due 2050 may each be redeemed at the applicable redemption price, in whole or in part, at our option at any time and from time to time prior to January 24, 2030, and October 24, 2049, respectively. Interest on each of the notes is due semi-annually on April 24 and October 24, commencing on October 24, 2020. The notes contain customary covenants and events of default. If a change of control triggering event occurs, we will be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the purchase date.
Principal amounts of long-term debt mature as follows: $4 in 2022; $1,019 in 2023; $0 in 2024; $1,150 in 2025; and a total of $2,863 in periods thereafter.
As of July 28, 2019, we had long-term debt of $6 reflected in Noncurrent liabilities of discontinued operations.
15. Financial Instruments
The principal market risks to which we are exposed are changes in foreign currency exchange rates, interest rates, and commodity prices. In addition, we are exposed to equity price changes related to certain deferred compensation obligations. In order to manage these exposures, we follow established risk management policies and procedures, including the use of derivative contracts such as swaps, rate locks, options, forwards and commodity futures. We enter into these derivative contracts for periods consistent with the related underlying exposures, and the contracts do not constitute positions independent of those exposures. We do not enter into derivative contracts for speculative purposes and do not use leveraged instruments. Our derivative programs include instruments that qualify for hedge accounting treatment and instruments that are not designated as accounting hedges.
Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We did not have credit-risk-related contingent features in our derivative instruments as of August 2, 2020, or July 28, 2019.
We are also exposed to credit risk from our customers. During 2020, our largest customer accounted for approximately 21% of consolidated net sales from continuing operations. Our five largest customers accounted for approximately 44% of our consolidated net sales from continuing operations in 2020.
We closely monitor credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk related to third-party transactions and intercompany transactions, including intercompany debt. Principal currencies hedged include the Canadian dollar and, prior to the sale of Arnott's and other international operations, the Australian dollar. We utilize foreign exchange forward purchase and sale contracts to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. To hedge currency exposures related to intercompany debt, we enter into foreign exchange forward purchase and sale contracts for periods consistent with the underlying debt. The notional amount of foreign exchange forward contracts accounted for as cash-flow hedges was $164 at August 2, 2020, and $146 at July 28, 2019, of which $80 at July 28, 2019, related to discontinued operations. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings on the same line item and the same period in which the underlying hedged transaction affects earnings. The notional amount of foreign exchange forward contracts that are not designated as accounting hedges was $19 at August 2, 2020, and $177 at July 28, 2019, of which $3 at July 28, 2019, related to discontinued operations.
Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. We manage our exposure to interest rate volatility on future debt issuances by entering into forward starting interest rate swaps or treasury rate lock contracts to lock in the rate on the interest payments related to the anticipated debt issuances. The contracts are either designated as cash-flow hedging instruments or are undesignated. The effective portion of the changes in fair value on designated instruments is recorded in other comprehensive income (loss) and reclassified into interest expense over the life of the debt. The change in fair value on undesignated instruments is recorded in interest expense. In conjunction with the debt redemption and tender offer, we entered into $900 of undesignated treasury rate lock agreements in the three-month period ended January 26, 2020, which resulted in a gain of $3. There were no forward starting interest rate swaps or treasury rate lock contracts outstanding as of August 2, 2020, or July 28, 2019.
Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, soybean oil, diesel fuel, natural gas, cocoa, aluminum, soybean meal and corn. Commodity futures, options, and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. There were no commodity contracts accounted for as cash-flow hedges as of August 2, 2020, or July 28, 2019. The notional amount of commodity contracts not designated as accounting hedges was $137 at August 2, 2020, and $183 at July 28, 2019, of which $3 at July 28, 2019, related to discontinued operations.
In 2017, we entered into a supply contract under which prices for certain raw materials are established based on anticipated volume requirements over a twelve-month period. Certain prices under the contract are based in part on certain component parts of the raw materials that are in excess of our needs or not required for our operations, thereby creating an embedded derivative requiring bifurcation. We net settle amounts due under the contract with our counterparty. The notional value was approximately $34 as of August 2, 2020, and $27 as of July 28, 2019.
Unrealized gains (losses) and settlements are included in Cost of products sold in the Consolidated Statements of Earnings.

Equity Price Risk
We enter into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of our capital stock, the total return of the Vanguard Institutional Index Institutional Plus Shares, and the total return of the Vanguard Total International Stock Index. Under these contracts, we pay variable interest rates and receive from the counterparty either: the total return on our capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index Institutional Plus Shares; or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index. These contracts were not designated as hedges for accounting purposes. Unrealized gains (losses) and settlements are included in Administrative expenses in the Consolidated Statements of Earnings. We enter into these contracts for periods typically not exceeding 12 months. The notional amounts of the contracts as of August 2, 2020, and July 28, 2019, were $22 and $31, respectively.
The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of August 2, 2020, and July 28, 2019:

	Balance Sheet Classification	2020	2019
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$1	$—
Total derivatives designated as hedges		$1	$—
Derivatives not designated as hedges:
Commodity derivative contracts	Other current assets	$7	$3
Deferred compensation derivative contracts	Other current assets	4	1
Foreign exchange forward contracts	Other current assets	—	1
Total derivatives not designated as hedges		$11	$5
Total asset derivatives		$12	$5

	Balance Sheet Classification	2020	2019
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$2	$—
Foreign exchange forward contracts	Current liabilities of discontinued operations	—	2
Total derivatives designated as hedges		$2	$2
Derivatives not designated as hedges:
Commodity derivative contracts	Accrued liabilities	$9	$6
Foreign exchange forward contracts	Accrued liabilities	—	2
Total derivatives not designated as hedges		$9	$8
Total liability derivatives		$11	$10
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of August 2, 2020, and July 28, 2019, would be adjusted as detailed in the following table:

	2020			2019
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$12	$(4)	$8	$5	$(2)	$3
Total liability derivatives	$11	$(4)	$7	$10	$(2)	$8

We are required to maintain cash margin accounts in connection with funding the settlement of open positions for exchange-traded commodity derivative instruments. At August 2, 2020, and July 28, 2019, a cash margin account balance of $8 and $7, respectively, was included in Other current assets in the Consolidated Balance Sheets.
The following tables show the effect of our derivative instruments designated as cash-flow hedges for the years ended August 2, 2020, July 28, 2019, and July 29, 2018 in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-Flow Hedge OCI Activity
Derivatives Designated as Cash-Flow Hedges		2020	2019	2018
OCI derivative gain (loss) at beginning of year		$(11)	$(8)	$(34)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		3	(3)	8
Forward starting interest rate swaps		—	—	15
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	(2)	(4)	5
Foreign exchange forward contracts	Earnings (loss) from discontinued operations	1	2	(4)
Forward starting interest rate swaps	Interest expense	1	2	2
OCI derivative gain (loss) at end of year		$(8)	$(11)	$(8)
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a loss of $2.
The following table shows the total amounts of line items presented in the Consolidated Statements of Earnings for the years ended August 2, 2020, July 28, 2019, and July 29, 2018 in which the effects of derivative instruments designated as cash-flow hedges are recorded and the total effect of hedge activity on these line items are as follows:

	2020			2019			2018
	Cost of products sold	Interest expense	Earnings (loss) from discontinued operations	Cost of products sold	Interest expense	Earnings (loss) from discontinued operations	Cost of products sold	Interest expense	Earnings (loss) from discontinued operations
Consolidated Statements of Earnings:	$5,692	$345	$1,036	$5,414	$356	$(263)	$4,241	$183	$(463)

(Gain) loss on Cash Flow Hedges:
Amount of (gain) loss reclassified from OCI to earnings	$(2)	$1	$1	$(4)	$2	$2	$5	$2	$(4)
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	$—	$—	$—	$—	$—	$—	$—	$—	$—

The following table shows the effects of our derivative instruments not designated as hedges in the Consolidated Statements of Earnings:

		Amount of (Gain) Loss Recognized in Earnings on Derivatives
Derivatives Not Designated as Hedges	Location of (Gain) Loss Recognized in Earnings	2020	2019	2018
Foreign exchange forward contracts	Cost of products sold	$(1)	$—	$(1)
Foreign exchange forward contracts	Other expenses / (income)	2	—	(1)
Commodity derivative contracts	Cost of products sold	12	6	(2)
Commodity derivative contracts	Earnings (loss) from discontinued operations	—	(1)	—
Deferred compensation derivative contracts	Administrative expenses	(2)	(2)	(2)
Treasury rate lock contracts	Interest expense	(3)	—	(18)
Total		$8	$3	$(24)

16. Variable Interest Entity
In February 2016, we agreed to make a capital commitment subject to certain qualifications of up to $125 to Acre, a limited partnership formed to make venture capital investments in innovative new companies in food and food-related industries. Acre is managed by its general partner, Acre Ventures GP, LLC, which is independent of us. We were the sole limited partner of Acre and owned a 99.8% interest. Acre was a VIE. We entered into an agreement to sell our interest in Acre on April 26, 2020, and completed the sale on May 8, 2020, for $30 resulting in a loss of $45 recognized in the third quarter as a result of the pending sale. We consolidated Acre and accounted for the third party ownership as a noncontrolling interest. Through the date of the sale, we funded $86 of the capital commitment.
Acre elected the fair value option to account for qualifying investments to more appropriately reflect the value of the investments in the financial statements. The investments were $76 as of July 28, 2019, and are included in Other assets on the Consolidated Balance Sheet. Changes in the fair values of investments for which the fair value option was elected were included in Other expenses / (income) on the Consolidated Statements of Earnings. Current assets and liabilities of Acre were not material as of July 28, 2019.
17. Fair Value Measurements
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our financial assets and liabilities that are measured at fair value on a recurring basis as of August 2, 2020, and July 28, 2019, consistent with the fair value hierarchy:

	Fair Value as of August 2, 2020	Fair Value Measurements at August 2, 2020 Using Fair Value Hierarchy			Fair Value as of July 28, 2019	Fair Value Measurements at July 28, 2019 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts(1)	$1	$—	$1	$—	$1	$—	$1	$—
Commodity derivative contracts(2)	7	3	2	2	3	2	1	—
Deferred compensation derivative contracts(3)	4	—	4	—	1	—	1	—
Deferred compensation investments(4)	3	3	—	—	4	4	—	—
Fair value option investments(5)	—	—	—	—	76	—	—	76
Total assets at fair value	$15	$6	$7	$2	$85	$6	$3	$76

	Fair Value as of August 2, 2020	Fair Value Measurements at August 2, 2020 Using Fair Value Hierarchy			Fair Value as of July 28, 2019	Fair Value Measurements at July 28, 2019 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange forward contracts(1)	$2	$—	$2	$—	$4	$—	$4	$—
Commodity derivative contracts(2)	9	5	4	—	6	3	3	—
Deferred compensation obligation(4)	92	92	—	—	95	95	—	—
Total liabilities at fair value	$103	$97	$6	$—	$105	$98	$7	$—
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
(5)Primarily represented investments in equity securities that were not readily marketable and were accounted for under the fair value option. The investments were funded by Acre. Fair value was based on analyzing recent transactions and transactions of comparable companies, and the discounted cash flow method. In addition, allocation methods, including the option pricing method, were used in distributing fair value among various equity holders according to rights and preferences. We entered into an agreement to sell our interest in Acre on April 26, 2020, and completed the sale on May 8, 2020. See Note 16 for additional information.

The following table summarizes the changes in fair value of Level 3 investments for the years ended August 2, 2020, and July 28, 2019:

	2020	2019
Fair value at beginning of year	$76	$77
Gains (losses)	(45)	(1)
Purchases	1	—
Sales	(29)	—
Settlements	(1)	—
Fair value at end of year	$2	$76
Items Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, we are also required to measure certain items at fair value on a nonrecurring basis.
We recognized impairment charges on goodwill, trademarks, other intangible assets and plant assets in connection with interim and annual assessments in recent years. See also Notes 3 and 6 for additional information on the impairment charges.
Fair value was determined based on unobservable Level 3 inputs. The fair value of plant assets was determined based on cash flows associated with the asset group that include significant management assumptions, including expected proceeds. The fair values of trademarks was determined based on discounted cash flow analyses that include significant management assumptions such as revenue growth rates, weighted average costs of capital and assumed royalty rates. The fair value in testing goodwill was determined based on discounted cash flow analyses that include significant management assumptions such as revenue growth rates, operating margins, weighted average costs of capital, and future economic and market conditions.
The following table presents fair value measurements:

	Impairment Charges			Fair Value
	Plant Assets	Amortizable Intangibles	Trademark	Plant Assets	Amortizable Intangibles	Trademark
Discontinued Operations
January 27, 2019
Bolthouse Farms carrot and carrot ingredients	$104	$55	$18	$102	$25	$30
Bolthouse Farms refrigerated beverages and salad dressings	$9	$22	$74	$100	$12	$76
Garden Fresh Gourmet	$2	$39	$23	$25	$—	$—
October 28, 2018
Refrigerated soup	$14			$38

In the fourth quarter of 2019, we recorded an impairment charge of $16 on customer relationships intangible assets within the European chips business. The carrying value was not material.
In the fourth quarter of 2019, as part of our annual review of intangible assets, we recognized an impairment charge of $7 on a trademark and $10 on goodwill in discontinued operations on Kelsen due to a lower long-term outlook for sales and the pending sale of the business.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value.
Cash equivalents were $157 at August 2, 2020. At July 28, 2019, discontinued operations included cash equivalents of $19. Cash equivalents represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of short- and long-term debt was $6,995 at August 2, 2020, and $8,642 at July 28, 2019. The carrying value was $6,196 at August 2, 2020, and $8,474 at July 28, 2019. The fair value and carrying value of short- and long-term debt of discontinued operations was $238 at July 28, 2019. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.

18. Shareholders' Equity
We have authorized 560 million shares of Capital stock with $.0375 par value and 40 million shares of Preferred stock, issuable in one or more classes, with or without par as may be authorized by the Board of Directors. No Preferred stock has been issued.
Share Repurchase Programs
In March 2017, the Board authorized a share repurchase program to purchase up to $1,500. The program has no expiration date, but it may be suspended or discontinued at any time. In addition to this publicly announced program, we have a separate Board authorization to purchase shares to offset the impact of dilution from shares issued under our stock compensation plans. We suspended our share repurchases as of the second quarter of 2018. Approximately $1,296 remained available under the March 2017 program as of August 2, 2020. In 2018, we repurchased 2 million shares at a cost of $86.
19. Stock-based Compensation
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
Annual stock option grants were granted in 2019 and 2018. Stock options are granted on a selective basis under the Long-Term Incentive Plans. The term of a stock option granted under these plans may not exceed ten years from the date of grant. Options granted in 2019 and 2018 under these plans vest ratably over a three-year period. In 2019, we also granted options under these plans that vest at the end of a three-year period. The option price may not be less than the fair market value of a share of common stock on the date of the grant.
In 2020, we issued time-lapse restricted stock units, unrestricted stock and TSR performance restricted stock units. We did not issue stock options, FCF performance restricted stock units, EPS performance restricted stock units, strategic performance restricted stock units or special performance restricted units in 2020.
In determining stock-based compensation expense, we estimate forfeitures expected to occur. Total pre-tax stock-based compensation expense and tax-related benefits recognized in Earnings from continuing operations were as follows:

	2020	2019	2018
Total pre-tax stock-based compensation expense	$59	$50	$55
Tax-related benefits	$11	$8	$9

Total pre-tax stock-based compensation expense and tax-related benefits recognized in Earnings (loss) from discontinued operations were as follows:

	2020	2019	2018
Total pre-tax stock-based compensation expense	$2	$8	$6
Tax-related benefits	$—	$2	$2
The following table summarizes stock option activity as of August 2, 2020:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)
Outstanding at July 28, 2019	2,059	$46.17
Granted	—	$—
Exercised	(481)	$47.33
Terminated	(155)	$49.46
Outstanding at August 2, 2020	1,423	$45.42	6.9	$8
Exercisable at August 2, 2020	833	$50.23	6.1	$1
The total intrinsic value of options exercised during 2020 was $2. No options were exercised during 2019 or 2018. We measure the fair value of stock options using the Black-Scholes option pricing model. The expected term of options granted was based on the weighted average time of vesting and the end of the contractual term. We utilized this simplified method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.
The weighted-average assumptions and grant-date fair values for grants in 2019 and 2018 were as follows:

	2019	2018
Risk-free interest rate	2.79%	2.06%
Expected dividend yield	3.84%	2.95%
Expected volatility	25.28%	19.60%
Expected term	6.1 years	6.0 years
Grant-date fair value	$6.27	$6.67
We expense stock options on a straight-line basis over the vesting period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of August 2, 2020, total remaining unearned compensation related to nonvested stock options was $1, which will be amortized over the weighted-average remaining service period of 1.4 years.
The following table summarizes time-lapse restricted stock units, EPS performance restricted stock units and FCF performance restricted stock units as of August 2, 2020:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 28, 2019	1,960	$40.57
Granted	1,157	$46.82
Vested	(871)	$42.80
Forfeited	(380)	$41.64
Nonvested at August 2, 2020	1,866	$43.18

We determine the fair value of time-lapse restricted stock units, EPS performance restricted stock units, strategic performance restricted stock units, special performance restricted stock units and FCF performance restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. We expense EPS performance restricted stock units on a graded-vesting basis, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. There were 23 thousand EPS performance target grants outstanding at August 2, 2020, with a grant-date fair value of $46.82. We will expense FCF performance restricted stock units over the requisite service period of each objective. In 2019, we issued approximately 388 thousand FCF performance restricted stock units. As of August 2, 2020, we have granted 258 thousand of the issued FCF performance restricted stock units, which are included in the table above. There were 166 thousand FCF performance target grants outstanding at August 2, 2020, with a weighted-average grant date fair value of $42.16. The actual number of EPS performance restricted stock units, strategic performance restricted stock units, and FCF performance restricted stock units that vest will depend on actual performance achieved. We estimate expense based on the number of awards expected to vest.
As of August 2, 2020, total remaining unearned compensation related to nonvested time-lapse restricted stock units, EPS performance restricted stock units and FCF performance restricted units was $35, which will be amortized over the weighted-average remaining service period of 1.7 years. The fair value of restricted stock units vested during 2020, 2019 and 2018 was $41, $26 and $30, respectively. The weighted-average grant-date fair value of the restricted stock units granted during 2019 and 2018 was $36.51 and $44.18, respectively.
The following table summarizes TSR performance restricted stock units as of August 2, 2020:

	Units	Weighted- Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at July 28, 2019	1,308	$37.33
Granted	619	$63.06
Vested	—	$—
Forfeited	(673)	$41.43
Nonvested at August 2, 2020	1,254	$47.83

We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation. Weighted-average assumptions used in the Monte Carlo simulation were as follows:

	2020	2019	2018
Risk-free interest rate	1.48%	2.80%	1.58%
Expected dividend yield	2.95%	3.79%	2.95%
Expected volatility	27.01%	24.50%	19.07%
Expected term	3 years	3 years	3 years
We recognize compensation expense on a straight-line basis over the service period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of August 2, 2020, total remaining unearned compensation related to TSR performance restricted stock units was $22, which will be amortized over the weighted-average remaining service period of 1.8 years. In the first quarter of 2020, recipients of TSR performance restricted stock units earned 0% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 26, 2019. In the first quarter of 2019, recipients of TSR performance restricted stock units earned 0% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 27, 2018. In the first quarter of 2018, recipients of TSR performance restricted stock units earned 125% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 28, 2017. As a result, approximately 160 thousand additional shares were awarded. The fair value of TSR performance restricted stock units vested during 2018 was $38. The weighted-average grant-date fair value of the TSR performance restricted stock units granted during 2019 and 2018 was $31.29 and $39.39, respectively. In the first quarter of 2021, recipients of TSR performance restricted stock units will receive a 50% payout based upon our TSR ranking in a performance peer group during a three-year period ended July 31, 2020.
The excess tax benefits of $1 in 2020, and the excess tax deficiencies of $6 in 2019 and $3 in 2018, on the exercise of stock options and vested restricted stock were presented as cash flows from operating activities. Cash received from the exercise of stock options was $23 for 2020, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

20. Commitments and Contingencies
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
We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated as of August 2, 2020. While the potential future charges could be material in a particular quarter or annual period, based on information currently known by us, we do not believe any such charges are likely to have a material adverse effect on our consolidated results of operations or financial condition. In the third quarter of 2018, we recorded expense of $22 from a settlement of a claim.
Other Contingencies
We guarantee approximately 2,100 bank loans made to Pepperidge Farm independent contractor distributors by third-party financial institutions for the purchase of distribution routes. The maximum potential amount of the future payments under existing guarantees we could be required to make is $246. We guarantee approximately 2,500 bank loans made to Snyder's-Lance independent contractor distributors by third-party financial institutions for the purchase of distribution routes. The maximum potential amount of the future payments under existing guarantees we could be required to make is $199. Our guarantees are indirectly secured by the distribution routes. We do not expect that we will be required to make material guarantee payments as a result of defaults on the bank loans guaranteed. The amounts recognized as of August 2, 2020, and July 28, 2019, were not material.
We have provided certain standard indemnifications in connection with divestitures, contracts and other transactions. Certain indemnifications have finite expiration dates. Liabilities recognized based on known exposures related to such matters were not material at August 2, 2020, and July 28, 2019.

21. Supplemental Financial Statement Data
Balance Sheets

	2020	2019
Accounts receivable
Customer accounts receivable	$544	$538
Allowances	(14)	(13)
Subtotal	$530	$525
Other	45	49
	$575	$574

Inventories
Raw materials, containers and supplies	$297	$271
Finished products	574	592
	$871	$863

Plant assets
Land	$75	$83
Buildings	1,473	1,474
Machinery and equipment	3,463	3,473
Projects in progress	274	185
Total cost	$5,285	$5,215
Accumulated depreciation(1)	(2,917)	(2,760)
	$2,368	$2,455

Other assets
Investments	$—	$77
Pensions	10	21
Operating lease right-of-use assets, net of amortization	254	—
Other	19	29
	$283	$127

	2020	2019
Accrued liabilities
Accrued compensation and benefits	$252	$234
Fair value of derivatives	11	8
Accrued trade and consumer promotion programs	156	135
Accrued interest	79	97
Restructuring	12	29
Operating lease liabilities	67	—
Other	116	106
	$693	$609

Other liabilities
Pension benefits	$242	$179
Postretirement benefits	220	210
Operating lease liabilities	184	—
Deferred compensation	80	79
Unrecognized tax benefits	17	19
Restructuring	3	8
Other	74	64
	$820	$559
____________________________________
(1)Depreciation expense was $285 in 2020, $389 in 2019 and $360 in 2018. Depreciation expense of continuing operations was $285 in 2020, $315 in 2019 and $259 in 2018. Buildings are depreciated over periods ranging from 7 to 45 years. Machinery and equipment are depreciated over periods generally ranging from 2 to 20 years.
Statements of Earnings

	2020	2019	2018
Other expenses / (income)
Amortization of intangible assets	$43	$48	$20
Impairment of intangible assets(1)	—	16	54
Net periodic benefit expense (income) other than the service cost	30	43	(225)
Pension settlement charges	43	28	—
Investment losses(2)	49	1	10
Loss on sale of business(3)	64	—	—
Transition services fees	(10)	—	—
Transaction costs(4)	—	—	53
Legal settlements	—	—	22
Other	2	4	(7)
	$221	$140	$(73)

Advertising and consumer promotion expense(5)	$463	$347	$327

Interest expense
Interest expense	$350	$359	$186
Less: Interest capitalized	5	3	3
	$345	$356	$183
____________________________________

(1)See Note 6 for additional information.
(2)2020 includes a loss of $45 related to Acre. See Note 16 for additional information.
(3)In 2020, we recognized a loss of $64 on the sale of the European chips business. See Note 3 for additional information.
(4)In 2018, we recognized transaction costs of $53 related to the acquisition of Snyder's-Lance. See Note 4 for additional information.
(5)Included in Marketing and selling expenses.

Statements of Cash Flows

	2020	2019	2018
Cash Flows from Operating Activities
Other non-cash charges to net earnings
Operating lease expense	$75	$—	$—
Amortization of debt issuance costs/debt discount	9	14	4
Benefit related expense	12	6	8
Other	5	4	12
	$101	$24	$24

Other
Benefit related payments	$(53)	$(60)	$(59)
Other	(6)	(4)	5
	$(59)	$(64)	$(54)

Other Cash Flow Information
Interest paid	$287	$367	$152
Interest received	$4	$3	$4
Income taxes paid	$222	$117	$128

Non-cash Activity
Build-to-suit lease commitment	$—	$20	$—

22. Quarterly Data (unaudited)

	2020
	First	Second	Third	Fourth
Net sales	$2,183	$2,162	$2,238	$2,108
Gross profit	738	742	772	747
Earnings from continuing operations attributable to Campbell Soup Company	169	171	166	86
Earnings (loss) from discontinued operations	(3)	1,037	2	—
Net earnings attributable to Campbell Soup Company	166	1,208	168	86
Per share - basic
Earnings from continuing operations attributable to Campbell Soup Company	.56	.57	.55	.28
Earnings (loss) from discontinued operations	(.01)	3.43	.01	—
Net earnings attributable to Campbell Soup Company	.55	4.00	.56	.28
Dividends	.35	.35	.35	.35
Per share - assuming dilution
Earnings from continuing operations attributable to Campbell Soup Company	.56	.56	.55	.28
Earnings (loss) from discontinued operations	(.01)	3.41	.01	—
Net earnings attributable to Campbell Soup Company(1)	.55	3.97	.55	.28
_______________________________________
(1)The sum of individual per share amounts may not add due to rounding.

	2020
	First	Second	Third	Fourth
In 2020, the following charges (gains) were recorded in Earnings from continuing operations attributable to Campbell Soup Company:
Restructuring charges, implementation costs and other related costs	$8	$19	$11	$14
Charges (gains) associated with divestiture	60	(19)	—	—
Loss on extinguishment of debt	—	57	—	—
Pension settlement charge (gain)	—	(8)	41	—
Investment losses	—	—	35	—
Pension and postretirement benefit mark-to-market adjustments	—	—	—	92
Per share - assuming dilution
Restructuring charges, implementation costs and other related costs	.03	.06	.04	.05
Charges (gains) associated with divestiture	.20	(.06)	—	—
Loss on extinguishment of debt	—	.19	—	—
Pension settlement charge (gain)	—	(.03)	.13	—
Investment losses	—	—	.12	—
Pension and postretirement benefit mark-to-market adjustments	—	—	—	.30
In 2020, the following charges (gains) were recorded in Earnings (loss) from discontinued operations:
Charges (gains) associated with divestitures	$27	$(1,025)	$—	$—
Per share - assuming dilution
Charges (gains) associated with divestitures	.09	(3.37)	—	—

	2019
	First	Second	Third	Fourth
Net sales	$2,202	$2,172	$1,953	$1,780
Gross profit	726	706	655	606
Earnings (loss) from continuing operations attributable to Campbell Soup Company	180	176	123	(5)
Earnings (loss) from discontinued operations	14	(235)	(39)	(3)
Net earnings (loss) attributable to Campbell Soup Company	194	(59)	84	(8)
Per share - basic
Earnings (loss) from continuing operations attributable to Campbell Soup Company	.60	.58	.41	(.02)
Earnings (loss) from discontinued operations	.05	(.78)	(.13)	(.01)
Net earnings (loss) attributable to Campbell Soup Company(1)	.64	(.20)	.28	(.03)
Dividends	.35	.35	.35	.35
Earnings per share - assuming dilution
From continuing operations attributable to Campbell Soup Company	.60	.58	.41	(.02)
From discontinued operations	.05	(.78)	(.13)	(.01)
Net attributable to Campbell Soup Company(1)	.64	(.20)	.28	(.03)
_______________________________________
(1)The sum of individual per share amounts may not add due to rounding.

	2019
	First	Second	Third	Fourth
In 2019, the following charges (gains) were recorded in Earnings (loss) from continuing operations attributable to Campbell Soup Company:
Restructuring charges, implementation costs and other related costs	$34	$18	$16	$24
Tax reform	—	2	—	—
Pension settlement charge	—	—	22	—
Pension and postretirement benefit mark-to-market adjustments	—	—	—	93
Impairment charges	—	—	—	13
Per share - assuming dilution
Restructuring charges, implementation costs and other related costs	.11	.06	.05	.08
Tax reform	—	.01	—	—
Pension settlement charge	—	—	.07	—
Impairment charges	—	—	—	.04
Pension and postretirement benefit mark-to-market adjustments	—	—	—	.31
In 2019, the following charges (gains) were recorded in Earnings (loss) from discontinued operations:
Restructuring charges, implementation costs and other related costs	$1	$—	$(1)	$—
Impairment charges	11	264	—	12
Charges associated with divestitures	—	8	48	4
Pension benefit mark-to-market adjustments	—	—	—	9
Per share - assuming dilution
Restructuring charges, implementation costs and other related costs	—	—	—	—
Impairment charges	.04	.87	—	.04
Charges associated with divestitures	—	.03	.16	.01
Pension benefit mark-to-market adjustments	—	—	—	.03

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
The Company's internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 2, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment using those criteria, management concluded that the Company’s internal control over financial reporting was effective as of August 2, 2020.
The effectiveness of the Company’s internal control over financial reporting as of August 2, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on the next page.

/s/ Mark A. Clouse
Mark A. Clouse
President and Chief Executive Officer

/s/ Mick J. Beekhuizen
Mick J. Beekhuizen
Executive Vice President and Chief Financial Officer

/s/ Stanley Polomski
Stanley Polomski
Vice President and Controller
(Principal Accounting Officer)

September 24, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Campbell Soup Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Campbell Soup Company and its subsidiaries (the "Company") as of August 2, 2020 and July 28, 2019, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended August 2, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended August 2, 2020 appearing on page 96 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of August 2, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 2, 2020 and July 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended August 2, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 2, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2020.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Indefinite-lived Intangible Assets Impairment Test for Certain Trademarks
As described in Notes 1 and 6 to the consolidated financial statements, the Company’s indefinite-lived intangible assets (trademarks) were $2,611 million as of August 2, 2020. Of the carrying value of all indefinite-lived trademarks, $620 million related to the Snyder's of Hanover trademark, $292 million related to the Pace trademark, and $280 million related to the Pacific Foods trademark. Management conducts a test at least annually for impairment, or when circumstances indicate that the carrying amount of the asset may not be recoverable. Indefinite-lived intangible assets are tested for impairment by comparing the fair value of the asset to the carrying value. Management determines fair value based on discounted cash flow analyses that include significant management assumptions such as revenue growth rates, weighted average costs of capital, and assumed royalty rates.
The principal considerations for our determination that performing procedures relating to the impairment test for certain trademarks is a critical audit matter are (i) the high degree of auditor judgment and subjectivity involved in performing procedures relating to the fair value estimates of trademarks due to the significant amount of judgment by management when developing these estimates, (ii) significant audit effort was necessary to perform procedures and evaluate evidence relating to management’s discounted cash flow analyses that include significant management assumptions related to revenue growth rates, weighted average costs of capital, and assumed royalty rates, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s trademark impairment tests. These procedures also included, among others, testing management’s process for developing the fair value estimates; evaluating the appropriateness of the discounted cash flow analyses; testing the completeness, accuracy, and relevance of underlying data used in the analyses; and evaluating the significant assumptions used by management, related to revenue growth rates, weighted average costs of capital, and assumed royalty rates related to the Snyder’s of Hanover, Pace and Pacific Foods trademarks. Evaluating management’s assumptions related to revenue growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance associated with the trademarks, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and evaluating the reasonableness of the weighted average costs of capital and royalty rates assumptions.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

September 24, 2020

We have served as the Company’s auditor since 1954.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of August 2, 2020 (the Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
The annual report of management on our internal control over financial reporting is provided under "Financial Statements and Supplementary Data" on page 86. The attestation report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding our internal control over financial reporting is provided under "Financial Statements and Supplementary Data" on pages 87-88.
There were no changes in our internal control over financial reporting that materially affected, or were likely to materially affect, such internal control over financial reporting during the quarter ended August 2, 2020.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The sections entitled "Item 1 — Election of Directors", "Voting Securities and Principal Shareholders — Ownership of Directors and Executive Officers" and "Voting Securities and Principal Shareholders — Delinquent Section 16(a) Reports" in our Proxy Statement for the 2020 Annual Meeting of Shareholders (the 2020 Proxy) are incorporated herein by reference. The information presented in the section entitled "Corporate Governance Policies and Practices — Board Meetings and Committees — Board Committee Structure" in the 2020 Proxy relating to the members of our Audit Committee and the Audit Committee’s financial experts is incorporated herein by reference.
Certain of the information required by this Item relating to our executive officers is set forth under the heading "Information about our Executive Officers" in this Report.
We have adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer, Controller and members of the Chief Financial Officer’s financial leadership team. The Code of Ethics for the Chief Executive Officer and Senior Financial Officers is posted on our website, www.campbellsoupcompany.com (under the "Investor Center — Corporate Governance" caption). We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for the Chief Executive Officer and Senior Financial Officers by posting such information on our website.
We have also adopted a separate Code of Business Conduct and Ethics applicable to the Board of Directors, our officers and all of our employees. The Code of Business Conduct and Ethics is posted on our website, www.campbellsoupcompany.com (under the "Investor Center — Corporate Governance" caption). Our Corporate Governance Standards and the charters of our four standing committees of the Board of Directors can also be found at this website. Printed copies of the foregoing are available to any shareholder requesting a copy by:
•writing to Investor Relations, Campbell Soup Company, 1 Campbell Place, Camden, NJ 08103-1799;
•calling 1-800-840-2865; or
•e-mailing our Investor Relations Department at investorrelations@campbellsoup.com.
Item 11. Executive Compensation
The information presented in the sections entitled "Compensation Discussion and Analysis," "Executive Compensation Tables," "Corporate Governance Policies and Practices — Compensation of Directors," "Corporate Governance Policies and Practices — Board Meetings and Committees — Board Committee Structure — Compensation and Organization Committee Interlocks and Insider Participation" and "Compensation Discussion and Analysis — Compensation and Organization Committee Report" in the 2020 Proxy is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information presented in the sections entitled "Voting Securities and Principal Shareholders — Ownership of Directors and Executive Officers" and "Voting Securities and Principal Shareholders — Principal Shareholders" in the 2020 Proxy is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about the stock that could have been issued under our equity compensation plans as of August 2, 2020:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (c)
Equity Compensation Plans Approved by Security Holders (1)	6,129,384	$45.42	5,030,405
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	6,129,384	$45.42	5,030,405
___________________________________
(1)Column (a) represents stock options and restricted stock units outstanding under the 2015 Long-Term Incentive Plan and the 2005 Long-Term Incentive Plan. Column (a) includes 3,006,360 TSR performance restricted stock units and Free Cash Flow performance restricted stock units based on the maximum number of shares potentially issuable under the awards, and the number of shares, if any, to be issued pursuant to such awards will be determined based upon performance during the applicable three-year performance period. No additional awards can be made under the 2005 Long-Term Incentive Plan. Future equity awards under the 2015 Long-Term Incentive Plan may take the form of stock options, stock appreciation rights, performance unit awards, restricted stock, restricted performance stock, restricted stock units, or stock awards. Column (b) represents the weighted-average exercise price of the outstanding stock options only; the outstanding restricted stock units are not included in this calculation. Column (c) represents the maximum number of future equity awards that can be made under the 2015 Long-Term Incentive Plan as of August 2, 2020.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information presented in the section entitled "Corporate Governance Policies and Practices — Transactions with Related Persons," "Item 1 — Election of Directors," "Corporate Governance Policies and Practices — Director Independence" and "Corporate Governance Policies and Practices — Board Meetings and Committees — Board Committee Structure" in the 2020 Proxy is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information presented in the sections entitled "Item 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Firm Fees and Services" and "Item 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Committee Pre-Approval Policy" in the 2020 Proxy is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Report:
1.  Financial Statements
Consolidated Statements of Earnings for 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income for 2020, 2019 and 2018
Consolidated Balance Sheets as of August 2, 2020 and July 28, 2019
Consolidated Statements of Cash Flows for 2020, 2019 and 2018
Consolidated Statements of Equity for 2020, 2019 and 2018
Notes to Consolidated Financial Statements
Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
2.  Financial Statement Schedule
II - Valuation and Qualifying Accounts for 2020, 2019 and 2018
3.  Exhibits
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

3(b)
By-Laws of Campbell Soup Company, amended and restated effective June 24, 2020, are incorporated by reference to Exhibit 3 to Campbell’s Form 8-K (SEC file number 1-3822) filed with the SEC on June 25, 2020.

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

4(e)	Form of 2.500% Notes due 2022 is incorporated by reference to Exhibit 4.1 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on August 2, 2012.

4(f)	Form of 3.800% Notes due 2042 is incorporated by reference to Exhibit 4.1 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on August 2, 2012.

4(g)	Form of 3.300% Note due 2025 is incorporated by referenced to Exhibit 4.2 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 19, 2015.

4(h)	Form of Floating Rate Note due 2021 is incorporated by reference to Exhibit 4.2.2 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 16, 2018.

4(i)	Form of 3.300% Note due 2021 is incorporated by reference to Exhibit 4.2.3 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 16, 2018.

4(j)	Form of 3.650% Note due 2023 is incorporated by reference to Exhibit 4.2.4 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 16, 2018.

4(k)	Form of 3.950% Note due 2025 is incorporated by reference to Exhibit 4.2.5 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 16, 2018.

4(l)	Form of 4.150% Note due 2028 is incorporated by reference to Exhibit 4.2.6 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 16, 2018.

4(m)	Form of 4.800% Note due 2048 is incorporated by reference to Exhibit 4.2.7 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on March 16, 2018.

4(n)	Form of 2.375% Note due 2030 incorporated by reference to Exhibit 4.2.1 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on April 24, 2020.

4(o)	Form of 3.125% Note due 2050 incorporated by reference to Exhibit 4.2.2 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on April 24, 2020.

4(p)	Description of securities incorporated by reference to Exhibit 4(p) to Campbell's Form 10-K (SEC file number 1-3822) filed with the SEC on September 26, 2019.

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

10(w)+
Severance Agreement and General Release executed November 25, 2019 by and between Anthony DiSilvestro and Campbell Soup Company is incorporated by reference to Exhibit 10.2 to Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 26, 2020.

10(x)
Five-Year Credit Agreement, dated December 9, 2016, by and among Campbell Soup Company, the eligible subsidiaries referred to therein, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders named therein, is incorporated by reference to Exhibit 10 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on December 12, 2016.

10(y)
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

10(z)+	2020 Non-Employee Director Fees are incorporated by reference to Exhibit 10.1 to Campbell’s Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 26, 2020.

10(aa)+
First Amendment to the Campbell Soup Company Supplemental Retirement Plan effective November 30, 2018 is incorporated by reference to Exhibit 10(b) to Campbell's Form 10-Q (SEC file number 1-3822) for the fiscal quarter ended January 27, 2019.

10(bb)+	Second Amendment to the Campbell Soup Company Supplemental Retirement Plan effective September 16, 2020.

10(cc)+	Campbell Soup Company Executive Severance Pay Plan is incorporated by reference to Exhibit 10 to Campbell's Form 8-K (SEC file number 1-3822) filed with the SEC on April 2, 2019.

21	Subsidiary List.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31(a)	Certification of Mark A. Clouse pursuant to Rule 13a-14(a).

31(b)	Certification of Mick J. Beekhuizen pursuant to Rule 13a-14(a).

32(a)	Certification of Mark A. Clouse pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of Mick J. Beekhuizen pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from this Annual Report on Form 10-K, formulated in Inline XBRL (see exhibit 101)
+This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Campbell has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
September 24, 2020

CAMPBELL SOUP COMPANY

By:	/s/Mick J. Beekhuizen
Mick J. Beekhuizen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Campbell and in the capacities indicated on September 24, 2020.

Signatures

/s/ Mark A. Clouse	*
Mark A. Clouse	Maria Teresa Hilado
President and Chief Executive Officer and Director	Director
(Principal Executive Officer)

/s/ Mick J. Beekhuizen	*
Mick J. Beekhuizen	Sarah Hofstetter
Executive Vice President and Chief Financial Officer	Director
(Principal Financial Officer)

/s/ Stanley Polomski	*
Stanley Polomski	Marc B. Lautenbach
Vice President and Controller	Director
(Principal Accounting Officer)

*	*
Keith R. McLoughlin	Mary Alice D. Malone
Chair and Director	Director

*	*
Fabiola R. Arredondo	Kurt T. Schmidt
Director	Director

*	*
Howard M. Averill	Archbold D. van Beuren
Director	Director

*	* By: /s/ Charles A. Brawley, III
John P. Bilbrey	Name: Charles A. Brawley, III
Director	Title: Vice President, Deputy General Counsel
and Corporate Secretary, as Attorney-in-fact
*	(pursuant to powers of attorney)
Bennett Dorrance
Director

Schedule II

CAMPBELL SOUP COMPANY
Valuation and Qualifying Accounts

For the Fiscal Years ended August 2, 2020, July 28, 2019, and July 29, 2018
(Millions)

This schedule of valuation and qualifying accounts for continuing operations should be read in conjunction with the Consolidated Financial Statements. This schedule excludes amounts related to discontinued operations. See Note 3 to the Consolidated Financial Statements for additional information.

	Balance at Beginning of Period	Charged to/ (Reduction in) Costs and Expenses	Deductions	Acquisition/(Divestiture)	Balance at End of Period
Fiscal year ended August 2, 2020
Cash discount	$6	$139	$(139)	$—	$6
Bad debt reserve	3	2	—	(1)	4
Returns reserve(1)	4	1	(1)	—	4
Total Accounts receivable allowances	$13	$142	$(140)	$(1)	$14

Fiscal year ended July 28, 2019
Cash discount	$6	$132	$(132)	$—	$6
Bad debt reserve	3	1	(1)	—	3
Returns reserve(1)	9	(2)	(3)	—	4
Total Accounts receivable allowances	$18	$131	$(136)	$—	$13

Fiscal year ended July 29, 2018
Cash discount	$4	$114	$(114)	$2	$6
Bad debt reserve	1	1	(1)	2	3
Returns reserve(1)	3	4	—	2	9
Total Accounts receivable allowances	$8	$119	$(115)	$6	$18
_______________________________________
(1)The returns reserve is evaluated quarterly and adjusted accordingly. During each period, returns are charged to net sales in the Consolidated Statements of Earnings as incurred. Actual returns were approximately $99 in 2020, $107 in 2019, and $104 in 2018, or less than 2% of net sales.