Form 10-Q
period 2020-11-01
CAMPBELL SOUP CO
filed 2020-12-09
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended	Commission File Number
November 1, 2020	1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.
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

There were 302,944,984 shares of capital stock outstanding as of December 2, 2020.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended
	November 1, 2020	October 27, 2019
Net sales	$2,340	$2,183
Costs and expenses
Cost of products sold	1,527	1,445
Marketing and selling expenses	208	206
Administrative expenses	141	134
Research and development expenses	20	22
Other expenses / (income)	(18)	56
Restructuring charges	1	3
Total costs and expenses	1,879	1,866
Earnings before interest and taxes	461	317
Interest expense	55	80
Interest income	—	—
Earnings before taxes	406	237
Taxes on earnings	97	68
Earnings from continuing operations	309	169
Earnings (loss) from discontinued operations	—	(3)
Net earnings	309	166
Less: Net earnings (loss) attributable to noncontrolling interests	—	—
Net earnings attributable to Campbell Soup Company	$309	$166
Per Share — Basic
Earnings from continuing operations attributable to Campbell Soup Company	$1.02	$.56
Earnings (loss) from discontinued operations	—	(.01)
Net earnings attributable to Campbell Soup Company	$1.02	$.55
Weighted average shares outstanding — basic	302	301
Per Share — Assuming Dilution
Earnings from continuing operations attributable to Campbell Soup Company	$1.02	$.56
Earnings (loss) from discontinued operations	—	(.01)
Net earnings attributable to Campbell Soup Company	$1.02	$.55
Weighted average shares outstanding — assuming dilution	304	303
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(unaudited)
(millions)

	Three Months Ended
	November 1, 2020			October 27, 2019
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings (loss)			$309			$166
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$—	$—	—	$(4)	$—	(4)
Reclassification of currency translation adjustments realized upon disposal of businesses	—	—	—	82	—	82
Cash-flow hedges:
Unrealized gains (losses) arising during period	(1)	1	—	—	—	—
Reclassification adjustment for (gains) losses included in net earnings	—	—	—	2	(1)	1
Pension and other postretirement benefits:
Reclassification of prior service credit included in net earnings	(1)	—	(1)	(7)	1	(6)
Other comprehensive income (loss)	$(2)	$1	(1)	$73	$—	73
Total comprehensive income (loss)			$308			$239
Total comprehensive income (loss) attributable to noncontrolling interests			(2)			1
Total comprehensive income (loss) attributable to Campbell Soup Company			$310			$238
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	November 1, 2020	August 2, 2020
Current assets
Cash and cash equivalents	$722	$859
Accounts receivable, net	765	575
Inventories	910	871
Other current assets	66	80
Total current assets	2,463	2,385
Plant assets, net of depreciation	2,352	2,368
Goodwill	3,987	3,986
Other intangible assets, net of amortization	3,340	3,350
Other assets	275	283
Total assets	$12,417	$12,372
Current liabilities
Short-term borrowings	$1,084	$1,202
Payable to suppliers and others	1,049	1,049
Accrued liabilities	579	693
Dividends payable	108	107
Accrued income taxes	86	24
Total current liabilities	2,906	3,075
Long-term debt	4,996	4,994
Deferred taxes	939	914
Other liabilities	803	820
Total liabilities	9,644	9,803
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $0.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	370	394
Earnings retained in the business	3,387	3,190
Capital stock in treasury, at cost	(991)	(1,023)
Accumulated other comprehensive income (loss)	(9)	(10)
Total Campbell Soup Company shareholders' equity	2,769	2,563
Noncontrolling interests	4	6
Total equity	2,773	2,569
Total liabilities and equity	$12,417	$12,372
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Three Months Ended
	November 1, 2020	October 27, 2019
Cash flows from operating activities:
Net earnings	$309	$166
Adjustments to reconcile net earnings to operating cash flow
Restructuring charges	1	3
Stock-based compensation	16	14
Pension and postretirement benefit income	(20)	(18)
Depreciation and amortization	76	81
Deferred income taxes	25	(9)
Loss on sales of businesses	—	104
Other	21	28
Changes in working capital, net of divestitures
Accounts receivable	(189)	(174)
Inventories	(38)	(37)
Prepaid assets	8	6
Accounts payable and accrued liabilities	(28)	32
Other	(1)	(14)
Net cash provided by operating activities	180	182
Cash flows from investing activities:
Purchases of plant assets	(74)	(98)
Purchases of route businesses	(1)	(3)
Sales of route businesses	3	2
Sales of businesses, net of cash divested	—	368
Net cash provided by (used in) investing activities	(72)	269
Cash flows from financing activities:
Short-term borrowings, including commercial paper	—	2,508
Short-term repayments, including commercial paper	(123)	(2,447)
Long-term repayments	—	(399)
Dividends paid	(108)	(107)
Treasury stock issuances	—	1
Payments related to tax withholding for stock-based compensation	(13)	(9)
Other	(1)	—
Net cash used in financing activities	(245)	(453)
Effect of exchange rate changes on cash	—	(1)
Net change in cash and cash equivalents	(137)	(3)
Cash and cash equivalents — beginning of period	859	31
Cash and cash equivalents discontinued operations — beginning of period	—	148
Cash and cash equivalents discontinued operations — end of period	—	(115)
Cash and cash equivalents — end of period	$722	$61
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at July 28, 2019	323	$12	(22)	$(1,076)	$372	$1,993	$(198)	$9	$1,112
Net earnings (loss)						166		—	166
Other comprehensive income (loss)							72	1	73
Dividends ($.35 per share)						(108)			(108)
Treasury stock purchased			—	—					—
Treasury stock issued under management incentive and stock option plans			1	23	(16)	(1)			6
Balance at October 27, 2019	323	$12	(21)	$(1,053)	$356	$2,050	$(126)	$10	$1,249

Balance at August 2, 2020	323	$12	(21)	$(1,023)	$394	$3,190	$(10)	$6	$2,569
Net earnings (loss)						309		—	309
Other comprehensive income (loss)							1	(2)	(1)
Dividends ($.35 per share)						(107)			(107)
Treasury stock purchased			—	—					—
Treasury stock issued under management incentive and stock option plans			1	32	(24)	(5)			3
Balance at November 1, 2020	323	$12	(20)	$(991)	$370	$3,387	$(9)	$4	$2,773
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
The financial statements reflect all adjustments which are, in our opinion, necessary for a fair statement of the results of operations, financial position, and cash flows for the indicated periods. The accounting policies we used in preparing these financial statements are substantially consistent with those we applied in our Annual Report on Form 10-K for the year ended August 2, 2020.
The results for the period are not necessarily indicative of the results to be expected for other interim periods or the full year. Our fiscal year ends on the Sunday nearest July 31, which is August 1, 2021. There are 52 weeks in 2021. There were 53 weeks in 2020.
2. Recent Accounting Pronouncements
Recently Adopted
In August 2018, the Financial Accounting Standards Board (FASB) issued guidance that eliminates, adds, and modifies certain disclosure requirements for fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those years. We adopted the new guidance at the beginning of the first quarter of 2021. The adoption did not have a material impact on our consolidated financial statements.
In August 2018, the FASB issued guidance on accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for fiscal years beginning after December 15, 2019. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively. Early adoption is permitted. We adopted the new guidance on a prospective basis at the beginning of the first quarter of 2021. The adoption did not have a material impact on our consolidated financial statements.
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
Results of Campbell International were as follows:

Three Months Ended
October 27, 2019
Net sales	$223

Earnings before taxes from operations	$37
Taxes on earnings from operations	13
Loss on sale of business / costs associated with selling the businesses	(51)
Tax benefit on loss of sale / costs associated with selling the businesses	(24)
Earnings (loss) from discontinued operations	$(3)
Under the terms of the sale of the Arnott's and other international operations, we entered into a long-term licensing arrangement for the exclusive rights to certain Campbell brands in certain non-U.S. markets. We provide certain transition services to support the divested business.
Cash flow activity of Campbell International included the following:

Three Months Ended
October 27, 2019
Cash flows from discontinued operating activities:
Loss on sale of discontinued operations business	$40

Cash flows from discontinued investing activities:
Capital expenditures	$21
Sale of discontinued operations business, net of cash divested	297
Other Divestitures
On October 11, 2019, we completed the sale of our European chips business for £63, or $77. The pre-tax loss recognized in the first quarter of 2020 on the sale was $64, which included the impact of allocated goodwill and foreign currency translation adjustments. For tax purposes, in the first quarter of 2020, the capital loss on the sale was offset by a valuation allowance. The European chips business had net sales of $25 for the three-month period ended October 27, 2019. Earnings were not material in the period. The results of the European chips business through the date of sale were reflected in continuing operations within the Snacks reportable segment.

4. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

	Foreign Currency Translation Adjustments(1)	Gains (Losses) on Cash Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at July 28, 2019	$(218)	$(9)	$29	$(198)
Other comprehensive income (loss) before reclassifications	(5)	—	—	(5)
Amounts reclassified from accumulated other comprehensive income (loss)(4)	82	1	(6)	77
Net current-period other comprehensive income (loss)	77	1	(6)	72
Balance at Octoboer 27, 2019	$(141)	$(8)	$23	$(126)

Balance at August 2, 2020	$(10)	$(7)	$7	$(10)
Other comprehensive income (loss) before reclassifications	2	—	—	2
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(1)	(1)
Net current-period other comprehensive income (loss)	2	—	(1)	1
Balance at November 1, 2020	$(8)	$(7)	$6	$(9)
_____________________________________
(1)Included no tax as of November 1, 2020, and August 2, 2020, and tax expense of $4 as of October 27, 2019, and July 28, 2019.
(2)Included a tax benefit of $2 as of November 1, 2020, $1 as of August 2, 2020, and October 27, 2019, and $2 as of July 28, 2019.
(3)Included tax expense of $2 as of November 1, 2020, $2 as of August 2, 2020, $7 as of October 27, 2019, and $8 as of July 28, 2019.
(4)Reflects amounts reclassified from sale of businesses. See Note 3 for additional information.
Amounts related to noncontrolling interests were not material.

The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	November 1, 2020	October 27, 2019	Location of (Gain) Loss Recognized in Earnings
Foreign currency translation adjustments:
Currency translation (gains) losses realized upon disposal of businesses	$—	$23	Other expenses / (income)
Currency translation (gains) losses realized upon disposal of businesses	—	59	Earnings (loss) from discontinued operations
Total before tax	—	82
Tax expense (benefit)	—	—
(Gain) loss, net of tax	$—	$82

(Gains) losses on cash flow hedges:
Foreign exchange forward contracts	$—	$1	Earnings (loss) from discontinued operations
Forward starting interest rate swaps	—	1	Interest expense
Total before tax	—	2
Tax expense (benefit)	—	(1)
(Gain) loss, net of tax	$—	$1

Pension and postretirement benefit adjustments:
Prior service credit	$(1)	$(7)	Other expenses / (income)
Tax expense (benefit)	—	1
(Gain) loss, net of tax	$(1)	$(6)

5. Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill by business segment:

	Meals & Beverages	Snacks	Total
Net balance at August 2, 2020	$975	$3,011	$3,986
Foreign currency translation adjustment	1	—	1
Net balance at November 1, 2020	$976	$3,011	$3,987

Intangible Assets
The following table summarizes balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	November 1, 2020			August 2, 2020
Intangible Assets	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships	$851	$(122)	$729	$851	$(112)	$739
Non-amortizable intangible assets
Trademarks			2,611			2,611
Total net intangible assets			$3,340			$3,350
Non-amortizable intangible assets consist of trademarks. As of November 1, 2020, trademarks primarily included $1,978 associated with Snyder's-Lance. Of the carrying values of all indefinite-lived trademarks, $620 related to Snyder's of Hanover trademark, $292 related to the Pace trademark, and $280 related to the Pacific Foods trademark.

Amortization of intangible assets in Earnings from continuing operations was $10 and $11 for the three-month periods ended November 1, 2020, and October 27, 2019, respectively. As of November 1, 2020, amortizable intangible assets had a weighted-average remaining useful life of 18 years. Amortization expense for the next 5 years is estimated to be approximately $42 per year.
6. Segment Information
Our reportable segments are as follows:
•Meals & Beverages, which includes the retail and foodservice businesses in the U.S. and Canada. The segment includes the following products: Campbell’s condensed and ready-to-serve soups; Swanson broth and stocks; Pacific Foods broth, soups and non-dairy beverages; Prego pasta sauces; Pace Mexican sauces; Campbell’s gravies, pasta, beans and dinner sauces; Swanson canned poultry; Plum baby food and snacks; V8 juices and beverages; and Campbell’s tomato juice; and
•Snacks, which consists of Pepperidge Farm cookies, crackers, fresh bakery and frozen products in U.S. retail, including Milano cookies and Goldfish crackers; and Snyder’s of Hanover pretzels, Lance sandwich crackers, Cape Cod and Kettle Brand potato chips, Late July snacks, Snack Factory Pretzel Crisps, Pop Secret popcorn, Emerald nuts, and other snacking products in the U.S. and Canada. The segment includes the retail business in Latin America. The segment also included the results of our European chips business, which was sold on October 11, 2019.
We evaluate segment performance before interest, taxes and costs associated with restructuring activities and impairment charges. Unrealized gains and losses on undesignated commodity hedging activities are excluded from segment operating earnings and are recorded in Corporate as these open positions represent hedges of future purchases. Upon closing of the contracts, the realized gain or loss is transferred to segment operating earnings, which allows the segments to reflect the economic effects of the hedge without exposure to quarterly volatility of unrealized gains and losses. Only the service cost component of pension and postretirement expense is allocated to segments. All other components of expense, including interest cost, expected return on assets, amortization of prior service credits and recognized actuarial gains and losses are reflected in Corporate and not included in segment operating results. Asset information by segment is not discretely maintained for internal reporting or used in evaluating performance.

	Three Months Ended
	November 1, 2020	October 27, 2019
Net sales
Meals & Beverages	$1,342	$1,194
Snacks	998	989
Total	$2,340	$2,183

	Three Months Ended
	November 1, 2020	October 27, 2019
Earnings before interest and taxes
Meals & Beverages	$333	$282
Snacks	139	125
Corporate(1)	(10)	(87)
Restructuring charges(2)	(1)	(3)
Total	$461	$317
_______________________________________
(1)Represents unallocated items. Pension benefit settlement adjustments are included in Corporate. There were settlement gains of $4 in the three-month period ended November 1, 2020. A loss of $64 on the sale of our European chips business was included in the three-month period ended October 27, 2019. Costs related to the cost savings initiatives were $5 and $8 in the three-month periods ended November 1, 2020, and October 27, 2019, respectively.
(2)See Note 7 for additional information.

Our net sales based on product categories are as follows:

	Three Months Ended
	November 1, 2020	October 27, 2019
Net sales
Soup	$826	$708
Snacks	1,008	1,010
Other simple meals	311	283
Beverages	195	182
Total	$2,340	$2,183
Soup includes various soup, broths and stock products. Snacks include cookies, pretzels, crackers, popcorn, nuts, potato chips, tortilla chips and other salty snacks and baked products. Other simple meals include sauces and Plum products. Beverages include V8 juices and beverages, Campbell’s tomato juice and Pacific Foods non-dairy beverages.
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
Cost estimates, as well as timing for certain activities, are continuing to be developed.
A summary of the pre-tax charges recorded in Earnings from continuing operations related to these initiatives is as follows:

	Three Months Ended
	November 1, 2020	October 27, 2019	Recognized as of November 1, 2020
Restructuring charges	$1	$3	$239
Administrative expenses	4	8	315
Cost of products sold	1	—	77
Marketing and selling expenses	—	—	12
Research and development expenses	—	—	4
Total pre-tax charges	$6	$11	$647
A summary of the pre-tax costs in Earnings (loss) from discontinued operations associated with these initiatives is as follows:

Recognized as of November 1, 2020
Severance pay and benefits	$19
Implementation costs and other related costs	4
Total	$23
As of April 28, 2019, we incurred substantially all of the costs for actions associated with discontinued operations. All of the costs were cash expenditures.
A summary of the pre-tax costs in Earnings from continuing operations associated with the initiatives is as follows:

Recognized as of November 1, 2020
Severance pay and benefits	$215
Asset impairment/accelerated depreciation	67
Implementation costs and other related costs	365
Total	$647

The total estimated pre-tax costs for actions associated with continuing operations that have been identified are approximately $700 to $730 and we expect to incur the costs through 2022. This estimate will be updated as costs for the expanded initiatives are developed.
We expect the costs for actions associated with continuing operations that have been identified to date to consist of the following: approximately $220 to $225 in severance pay and benefits; approximately $90 in asset impairment and accelerated depreciation; and approximately $390 to $415 in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 32%; Snacks - approximately 44%; and Corporate - approximately 24%.
Of the aggregate $700 to $730 of pre-tax costs associated with continuing operations identified to date, we expect approximately $595 to $625 will be cash expenditures. In addition, we expect to invest approximately $455 in capital expenditures through 2022, of which we invested $351 as of November 1, 2020. The capital expenditures primarily relate to a U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, implementation of an SAP enterprise-resource planning system for Snyder's-Lance, optimization of information technology infrastructure and applications, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, insourcing of manufacturing for certain simple meal products, and optimization of the Snyder’s-Lance warehouse and distribution network.
A summary of the restructuring activity and related reserves associated with continuing operations at November 1, 2020, is as follows:

	Severance Pay and Benefits	Implementation Costs and Other Related Costs(2)	Total Charges
Accrued balance at August 2, 2020(1)	$15
2021 charges	1	5	$6
2021 cash payments	(6)
Accrued balance at November 1, 2020(1)	$10
__________________________________
(1)Includes $3 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.
(2)Includes other costs recognized as incurred that are not reflected in the restructuring reserve in the Consolidated Balance Sheet. The costs are included in Administrative expenses and Cost of products sold in the Consolidated Statements of Earnings.
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs in Earnings from continuing operations associated with segments is as follows:

	November 1, 2020
	Three Months Ended	Costs Incurred to Date
Meals & Beverages	$—	$220
Snacks	5	256
Corporate	1	171
Total	$6	$647

8. Earnings per Share (EPS)
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. The earnings per share calculation for the three-month periods ended November 1, 2020 and October 27, 2019, excludes approximately 1 million stock options that would have been antidilutive.

9. Pension and Postretirement Benefits
Components of net benefit expense (income) were as follows:

	Three Months Ended
	Pension		Postretirement
	November 1, 2020	October 27, 2019	November 1, 2020	October 27, 2019
Service cost	$5	$5	$—	$—
Interest cost	10	17	1	2
Expected return on plan assets	(31)	(34)	—	—
Amortization of prior service cost	—	—	(1)	(7)
Settlement gains	(4)	(1)	—	—
Net periodic benefit expense (income)	$(20)	$(13)	$—	$(5)
The components of net periodic benefit expense (income) other than the service cost component associated with continuing operations are included in Other expenses / (income) in the Consolidated Statements of Earnings.
The settlement gains of $4 for three-month period ended November 1, 2020 resulted from the level of lump sum distributions associated with a U.S. pension plan and a Canadian pension plan. The settlement gain of $1 for the three-month period ended October 27, 2019 resulted from the level of lump sum distributions associated with a Canadian pension plan.
Net periodic pension benefit expense (income) associated with discontinued operations was not material for the three-month period ended October 27, 2019.
10. Leases
The components of lease costs were as follows:

	Three Months Ended
	November 1, 2020	October 27, 2019
Operating lease cost	$20	$19
Finance lease - amortization of right-of-use (ROU) assets	1	—
Short-term lease cost	10	10
Variable lease cost(1)	46	43
Sublease income	(1)	—
Total(2)	$76	$72
__________________________________________
(1)Includes labor and other overhead in our service contracts with embedded leases.
(2)Total lease cost in the three-month period ended October 27, 2019, included $2 related to discontinued operations.

The following tables summarize the lease amounts recorded in the Consolidated Balance Sheets:

	Operating Leases
	Balance Sheet Location	November 1, 2020	August 2, 2020
ROU assets, net	Other assets	$241	$254
Lease liabilities (current)	Accrued liabilities	$57	$67
Lease liabilities (noncurrent)	Other liabilities	$180	$184

	Finance Leases
	Balance Sheet Location	November 1, 2020	August 2, 2020
ROU assets, net	Plant assets, net of depreciation	$11	$10
Lease liabilities (current)	Short-term borrowings	$4	$3
Lease liabilities (noncurrent)	Long-term debt	$8	$7
The following table summarizes cash flow and other information related to leases:

	Three Months Ended
	November 1, 2020	October 27, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21	$19
Financing cash flows from finance leases	$1	$—

ROU assets obtained in exchange for lease obligations:
Operating leases	$6	$46
Finance leases	$2	$—

ROU assets divested with businesses sold:
Operating leases	$—	$6

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
Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We did not have credit-risk-related contingent features in our derivative instruments as of November 1, 2020, or August 2, 2020.
We are also exposed to credit risk from our customers. During 2020, our largest customer accounted for approximately 21% of consolidated net sales from continuing operations. Our five largest customers accounted for approximately 44% of our consolidated net sales from continuing operations in 2020.
We closely monitor credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk related to third-party transactions and intercompany transactions, including intercompany debt. Principal currencies hedged include the Canadian dollar and, prior to the sale of Arnott's and other international operations, the Australian dollar. We utilize foreign exchange forward purchase and sale contracts to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. To hedge currency exposures related to intercompany debt, we enter into foreign exchange forward purchase and sale contracts for periods consistent with the underlying debt. The notional amount of foreign exchange forward contracts accounted for as cash-flow hedges was $124 at November 1, 2020, and $164 at August 2, 2020. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings on the same line item and the same period in which the underlying hedged transaction affects earnings. The notional amount of foreign exchange forward contracts that are not designated as accounting hedges was $26 at November 1, 2020, and $19 at August 2, 2020.
Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. We manage our exposure to interest rate volatility on future debt issuances by entering into forward starting interest rate swaps or treasury rate lock contracts to lock in the rate on the interest payments related to the anticipated debt issuances. The contracts are either designated as cash-flow hedging instruments or are undesignated. The effective portion of the changes in fair value on designated instruments is recorded in other comprehensive income (loss) and reclassified into interest expense over the life of the debt. The change in fair value on undesignated instruments is recorded in interest expense. There were no forward starting interest rate swaps or treasury rate lock contracts outstanding as of November 1, 2020, or August 2, 2020.
Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, soybean oil, diesel fuel, natural gas, cocoa, aluminum, soybean meal and corn. Commodity futures, options, and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. There were no commodity contracts accounted for as cash-flow hedges as of November 1, 2020, or August 2, 2020. The notional amount of commodity contracts not designated as accounting hedges was $116 at November 1, 2020, and $137 at August 2, 2020.
In 2017, we entered into a supply contract under which prices for certain raw materials are established based on anticipated volume requirements over a twelve-month period. Certain prices under the contract are based in part on certain component parts of the raw materials that are in excess of our needs or not required for our operations, thereby creating an embedded derivative requiring bifurcation. We net settle amounts due under the contract with our counterparty. The notional value was approximately $13 as of November 1, 2020, and $34 as of August 2, 2020.
Unrealized gains (losses) and settlements are included in Cost of products sold in our Consolidated Statements of Earnings.
Equity Price Risk
We enter into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of our capital stock, the total return of the Vanguard Institutional Index Institutional Plus Shares, and the total return of the Vanguard Total International Stock Index. Under these contracts, we pay variable interest rates and receive from the counterparty either: the total return on our capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index Institutional Plus Shares; or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index. These contracts were not designated as hedges for accounting purposes. Unrealized gains (losses) and settlements are included in Administrative expenses in the Consolidated Statements of Earnings. We enter into these contracts for periods typically not exceeding 12 months. The notional amounts of the contracts were $22 as of November 1, 2020, and August 2, 2020.

The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of November 1, 2020, and August 2, 2020:

	Balance Sheet Classification	November 1, 2020	August 2, 2020
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$1	$1
Total derivatives designated as hedges		$1	$1
Derivatives not designated as hedges:
Commodity derivative contracts	Other current assets	$11	$7
Deferred compensation derivative contracts	Other current assets	—	4
Total derivatives not designated as hedges		$11	$11
Total asset derivatives		$12	$12

	Balance Sheet Classification	November 1, 2020	August 2, 2020
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$2	$2
Total derivatives designated as hedges		$2	$2
Derivatives not designated as hedges:
Commodity derivative contracts	Accrued liabilities	$7	$9
Total derivatives not designated as hedges		$7	$9
Total liability derivatives		$9	$11
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of November 1, 2020, and August 2, 2020, would be adjusted as detailed in the following table:

	November 1, 2020			August 2, 2020
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$12	$(4)	$8	$12	$(4)	$8
Total liability derivatives	$9	$(4)	$5	$11	$(4)	$7
We are required to maintain cash margin accounts in connection with funding the settlement of open positions for exchange-traded commodity derivative instruments. The cash margin account balance was not material at November 1, 2020, and $8 at August 2, 2020, which was included in Other current assets in the Consolidated Balance Sheets.

The following tables show the effect of our derivative instruments designated as cash-flow hedges for the three-month periods ended November 1, 2020, and October 27, 2019, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-Flow Hedge OCI Activity
Derivatives Designated as Cash-Flow Hedges		November 1, 2020	October 27, 2019
Three Months Ended
OCI derivative gain (loss) at beginning of year		$(8)	$(11)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		(1)	—
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Earnings (loss) from discontinued operations	—	1
Forward starting interest rate swaps	Interest expense	—	1
OCI derivative gain (loss) at end of quarter		$(9)	$(9)
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a loss of $3.
The following table shows the effect of our derivative instruments designated as cash-flow hedges for the three-month periods ended November 1, 2020, and October 27, 2019, in the Consolidated Statements of Earnings:

	Three Months Ended
	November 1, 2020		October 27, 2019
	Earnings (Loss) from Discontinued Operations	Interest Expense	Earnings (Loss) from Discontinued Operations	Interest Expense
Consolidated Statements of Earnings:	$—	$55	$(3)	$80

(Gain) loss on Cash Flow Hedges:
Amount of (gain) loss reclassified from OCI to earnings	$—	$—	$1	$1
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	$—	$—	$—	$—
The following table shows the effects of our derivative instruments not designated as hedges for the three-month periods ended November 1, 2020, and October 27, 2019, in the Consolidated Statements of Earnings:

		Amount of (Gain) Loss Recognized in Earnings on Derivatives
Derivatives not Designated as Hedges	Location of (Gain) Loss Recognized in Earnings	Three Months Ended
		November 1, 2020	October 27, 2019
Foreign exchange forward contracts	Cost of products sold	$1	$—
Foreign exchange forward contracts	Other expenses / (income)	—	2
Commodity derivative contracts	Cost of products sold	(2)	(4)
Deferred compensation derivative contracts	Administrative expenses	—	(1)
Total (gain) loss at end of quarter		$(1)	$(3)

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our financial assets and liabilities that are measured at fair value on a recurring basis as of November 1, 2020, and August 2, 2020, consistent with the fair value hierarchy:

	Fair Value as of November 1, 2020	Fair Value Measurements at November 1, 2020 Using Fair Value Hierarchy			Fair Value as of August 2, 2020	Fair Value Measurements at August 2, 2020 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts(1)	$1	$—	$1	$—	$1	$—	$1	$—
Commodity derivative contracts(2)	11	6	4	1	7	3	2	2
Deferred compensation derivative contracts(3)	—	—	—	—	4	—	4	—
Deferred compensation investments(4)	3	3	—	—	3	3	—	—
Total assets at fair value	$15	$9	$5	$1	$15	$6	$7	$2

	Fair Value as of November 1, 2020	Fair Value Measurements at November 1, 2020 Using Fair Value Hierarchy			Fair Value as of August 2, 2020	Fair Value Measurements at August 2, 2020 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange forward contracts(1)	$2	$—	$2	$—	$2	$—	$2	$—
Commodity derivative contracts(2)	7	2	5	—	9	5	4	—
Deferred compensation obligation(4)	98	98	—	—	92	92	—	—
Total liabilities at fair value	$107	$100	$7	$—	$103	$97	$6	$—
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
(4)Based on the fair value of the participants’ investments.

The following table summarizes the changes in fair value of Level 3 assets for the three-month periods ended November 1, 2020, and October 27, 2019:

	Three Months Ended
	November 1, 2020	October 27, 2019(1)
Fair value at beginning of year	$2	$76
Gains (losses)	—	(4)
Settlements	(1)	—
Fair value at end of quarter	$1	$72
___________________________________
(1)Primarily represented investments in equity securities that were not readily marketable and were accounted for under the fair value option. The investments were funded by Acre Venture Partners, L.P. (Acre), a limited partnership in which we were the sole limited partner. Fair value was based on analyzing recent transactions and transactions of comparable companies, and the discounted cash flow method. In addition, allocation methods, including the option pricing method, were used in distributing fair value among various equity holders according to rights and preferences. We entered into an agreement to sell our interest in Acre on April 26, 2020, and completed the sale on May 8, 2020.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value.
Cash equivalents were $200 at November 1, 2020, and $157 at August 2, 2020. Cash equivalents represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of short- and long-term debt was $6,635 at November 1, 2020, and $6,995 at August 2, 2020. The carrying value was $6,080 at November 1, 2020, and $6,196 at August 2, 2020. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.
13. Share Repurchases
In March 2017, the Board authorized a share repurchase program to purchase up to $1,500. The program has no expiration date, but it may be suspended or discontinued at any time. In addition to this publicly announced program, we have a separate Board authorization to purchase shares to offset the impact of dilution from shares issued under our stock compensation plans. We suspended our share repurchases as of the second quarter of 2018. Approximately $1,296 remained available under the March 2017 program as of November 1, 2020.
14. Stock-based Compensation
We provide compensation benefits by issuing stock options, unrestricted stock and restricted stock units (including time-lapse restricted stock units, EPS performance restricted stock units, total shareholder return (TSR) performance restricted stock units, and free cash flow (FCF) performance restricted stock units). In 2021, we issued time-lapse restricted stock units, unrestricted stock and TSR performance restricted stock units. We have not issued stock options, FCF performance restricted stock units, or EPS performance restricted stock units in 2021.
In determining stock-based compensation expense, we estimate forfeitures expected to occur. Total pre-tax stock-based compensation expense and tax-related benefits recognized in Earnings from continuing operations were as follows:

	Three Months Ended
	November 1, 2020	October 27, 2019
Total pre-tax stock-based compensation expense	$16	$13
Tax-related benefits	$3	$3
Total pre-tax stock-based compensation expense and tax-related benefits recognized in Earnings (loss) from discontinued operations were as follows:

Three Months Ended
October 27, 2019
Total pre-tax stock-based compensation expense	$1
Tax-related benefits	$—

The following table summarizes stock option activity as of November 1, 2020:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)
Outstanding at August 2, 2020	1,423	$45.42
Granted	—	$—
Exercised	—	$—
Terminated	—	$—
Outstanding at November 1, 2020	1,423	$45.42	6.7	$6
Exercisable at November 1, 2020	1,069	$48.74	6.2	$2
The total intrinsic value of options exercised during the three-month period ended October 27, 2019 was not material. We measured the fair value of stock options using the Black-Scholes option pricing model.
We expense stock options on a straight-line basis over the vesting period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of November 1, 2020, total remaining unearned compensation related to nonvested stock options was $1, which will be amortized over the weighted-average remaining service period of 1.2 years.
The following table summarizes time-lapse restricted stock units, EPS performance restricted stock units and FCF performance restricted stock units as of November 1, 2020:

	Units	Weighted-Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at August 2, 2020	1,866	$43.18
Granted	875	$48.43
Vested	(715)	$42.82
Forfeited	(62)	$47.10
Nonvested at November 1, 2020	1,964	$45.54
We determine the fair value of time-lapse restricted stock units and EPS performance restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. We expensed EPS performance restricted stock units on a graded-vesting basis, except for awards issued to retirement-eligible participants, which we expensed on an accelerated basis. The actual number of EPS performance restricted stock units issued at the vesting date was either 0% or 100% of the initial grant, depending on actual performance achieved. We estimated expense based on the number of awards expected to vest. As of November 1, 2020, there were no EPS performance target grants outstanding.
In 2019, we issued approximately 388 thousand FCF performance restricted stock units for which vesting is contingent upon achievement of free cash flow (defined as Net cash provided by operating activities less capital expenditures and certain investing and financing activities) compared to annual operating plan objectives over a three-year period. An annual objective was established each fiscal year for three consecutive years. Performance against these objectives will be averaged at the end of the three-year period to determine the number of underlying units that will vest at the end of the three years. The actual number of FCF performance restricted stock units issued at the vesting date could range from 0% to 200% of the initial grant depending on actual performance achieved. The fair value of FCF performance restricted stock units is based upon the quoted price of our stock at the date of grant. We expense FCF performance restricted stock units over the requisite service period of each objective. As of November 1, 2020, we have granted all of the issued FCF performance restricted stock units, which are included in the table above. There were 246 thousand FCF performance target grants outstanding at November 1, 2020, with a weighted-average grant-date fair value of $44.10.
As of November 1, 2020, total remaining unearned compensation related to nonvested time-lapse restricted stock units and FCF performance restricted units was $60, which will be amortized over the weighted-average remaining service period of 1.9 years. The fair value of restricted stock units vested during the three-month periods ended November 1, 2020, and October 27,

2019, was $34, and $30, respectively. The weighted-average grant-date fair value of the restricted stock units granted during the three-month period ended October 27, 2019 was $46.79.
The following table summarizes TSR performance restricted stock units as of November 1, 2020:

	Units	Weighted-Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at August 2, 2020	1,254	$47.83
Granted	521	$54.93
Vested	(236)	$39.39
Forfeited	(252)	$40.35
Nonvested at November 1, 2020	1,287	$53.71
We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation.
Assumptions used in the Monte Carlo simulation were as follows:

	2021	2020
Risk-free interest rate	0.15%	1.48%
Expected dividend yield	2.85%	2.95%
Expected volatility	29.99%	27.01%
Expected term	3 years	3 years
We recognize compensation expense on a straight-line basis over the service period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of November 1, 2020, total remaining unearned compensation related to TSR performance restricted stock units was $41, which will be amortized over the weighted-average remaining service period of 2.2 years. In the first quarter of 2021, recipients of TSR performance restricted stock units earned 50% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 31, 2020. In the first quarter of 2020, recipients of TSR performance restricted stock units earned 0% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 26, 2019. The fair value of TSR performance restricted stock units vested during the three-month period ended November 1, 2020 was $11. The grant-date fair value of the TSR performance restricted stock units granted during 2020 was $63.06.
The excess tax benefits of $1 in the three-month periods ended November 1, 2020 and October 27, 2019 on the exercise of stock options and vested restricted stock were presented as cash flows from operating activities. Cash received from the exercise of stock options was $1 for the three-month period ended October 27, 2019 and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
15. Commitments and Contingencies
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
On January 7, 2019, three purported shareholder class action lawsuits pending in the United States District Court for the District of New Jersey (the Court) were consolidated under the caption, In re Campbell Soup Company Securities Litigation,

Civ. No. 1:18-cv-14385-NLH-JS (the Action). Oklahoma Firefighters Pension and Retirement System was appointed lead plaintiff in the Action and, on March 1, 2019, filed an amended consolidated complaint. The company, Denise Morrison (the company's former President and Chief Executive Officer), and Anthony DiSilvestro (the company's former Senior Vice President and Chief Financial Officer) are defendants in the Action. The consolidated complaint alleges that, in public statements between July 19, 2017 and May 17, 2018, the defendants made materially false and misleading statements and/or omitted material information about the company's business, operations, customer relationships, and prospects, specifically with regard to the Campbell Fresh segment. The consolidated complaint seeks unspecified monetary damages and other relief. On April 30, 2019, the defendants filed a motion to dismiss the consolidated complaint, which the Court granted on November 30, 2020, with leave to amend the complaint. We are vigorously defending against the Action.
We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated as of November 1, 2020. While the potential future charges could be material in a particular quarter or annual period, based on information currently known by us, we do not believe any such charges are likely to have a material adverse effect on our consolidated results of operations or financial condition.
16. Supplemental Financial Statement Data

Balance Sheets	November 1, 2020	August 2, 2020
Inventories
Raw materials, containers and supplies	$375	$297
Finished products	535	574
	$910	$871

Statements of Earnings	Three Months Ended
	November 1, 2020	October 27, 2019
Other expenses / (income)
Amortization of intangible assets	$10	$11
Net periodic benefit income other than the service cost	(21)	(22)
Pension settlement gains	(4)	(1)
Investment losses	—	4
Loss on sale of business(1)	—	64
Transition services fees	(4)	(1)
Other	1	1
	$(18)	$56
____________________________
(1)See Note 3 for additional information.
17. Subsequent Event
As of November 1, 2020, we had a committed revolving credit facility totaling $1,850 scheduled to mature on December 9, 2021. The facility remained unused at November 1, 2020, except for $1 of standby letters of credit that we issued under it. On November 2, 2020, we replaced the current facility with a new $1,850 committed revolving facility that matures on November 2, 2023. The new facility contains customary covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense (as each is defined in the credit facility) of not less than 3.25:1.00, measured quarterly, and customary events of default for credit facilities of this type. Loans under this facility will bear interest at the rates specified in the facility, which vary based on the type of loan and certain other customary conditions. The facility supports our commercial paper program and other general corporate purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
This Management's Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements in "Part I - Item 1. Financial Statements," and our Form 10-K for the year ended August 2, 2020, including but not limited to "Part I - Item 1A. Risk Factors" and "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."
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
Impact of COVID-19
We have been actively monitoring the impact of COVID-19 on all aspects of our business. During the first quarter of 2021, we continued to experience higher sales for our retail products in both our Meals & Beverages and Snacks segments, especially in retail chains and large grocery supermarkets. This result is attributable to a change in retail demand, as consumers have significantly increased their current food purchases for at-home consumption, which has more than offset the declines in our foodservice products. We are also benefiting from favorable product mix. We expect that these trends will continue through our second quarter of 2021 in response to the continued spread of COVID-19. However, the recent higher sales trends of our retail products may lessen or reverse in the coming months if customers or consumers alter their purchasing habits.

With the current increased demand for our retail products, we have made changes in our supply chain network to increase overall production, including modifying production schedules and temporarily adjusting product mix. In addition, we have also adjusted the timing of some of our promotional spending. In the quarter, we continued to experience higher costs in certain areas such as employee compensation costs, as well as costs associated with health screenings, temperature checks and enhanced cleaning and sanitation protocols to protect our employees and product quality standards, which may continue or increase. All of our production operations currently remain open and none have experienced significant disruptions or labor reductions related to COVID-19. We are benefiting overall from increased product demand as we leverage our supply chain assets. There has been limited disruption to our supply chain network to date, including supply of our ingredients, packaging or other sourced materials. However, we continue to monitor the potential impact of the COVID-19 pandemic, and we cannot predict the ultimate impact on our suppliers, distributors or manufacturers. In addition, we were, and may continue to be, unable to fulfill all orders we receive from our customers.

The impact of COVID-19 remains uncertain and ultimately will be dictated by the length and severity of the pandemic; the federal, state and local government actions taken in response; the macroeconomic environment; and the availability and widespread distribution and use of a safe and effective vaccine. We will continue to evaluate the extent to which COVID-19 will impact our business, consolidated results of operations and financial condition.
Summary of Results
This Summary of Results provides significant highlights from the discussion and analysis that follows.
•Net sales increased 7% in 2021 to $2,340 million, due to gains in Meals & Beverages and Snacks, partially offset by the impact of the divestiture of the European chips business. As a result of COVID-19, net sales accelerated across our portfolio in the first quarter of 2021 with increased demand of food purchases for at-home consumption.
•Gross profit, as a percent of sales, increased to 34.7% in 2021 from 33.8% a year ago. The increase was primarily due to lower levels of promotional spending and favorable product mix, offset partly by higher net supply chain costs as productivity improvements and improved operating leverage were more than offset by cost inflation, other supply chain costs and COVID-19 related costs.

•Interest expense decreased to $55 million in 2021 from $80 million in 2020, primarily due to lower levels of debt.
•Earnings from continuing operations per share were $1.02 in 2021, compared to $.56 a year ago. The current and prior year included expenses of $.01 and $.22 per share, respectively, from items impacting comparability as discussed below.
Net Earnings attributable to Campbell Soup Company
The following items impacted the comparability of net earnings and net earnings per share:
Continuing Operations
•We implemented several cost savings initiatives in recent years. In the first quarter of 2021, we recorded a pre-tax restructuring charge of $1 million and implementation costs and other related costs of $4 million in Administrative expenses and $1 million in Cost of products sold (aggregate impact of $5 million after tax, or $.02 per share) related to these initiatives. In the first quarter of 2020, we recorded a pre-tax restructuring charge of $3 million and implementation costs and other related costs of $8 million in Administrative expenses (aggregate impact of $8 million after tax, or $.03 per share) related to these initiatives. See Note 7 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information;
•In the first quarter of 2021, we recognized pre-tax pension settlement gains in Other expenses / (income) of $4 million ($3 million after tax, or $.01 per share) associated with U.S. and Canadian pension plans. The settlements resulted from the level of lump sum distributions from the plans' assets; and
•In the first quarter of 2020, we recorded a loss in Other expenses / (income) of $64 million ($60 million after tax, or $.20 per share) on the sale of our European chips business.
Discontinued Operations
•In the first quarter of 2020, we incurred pre-tax charges of $51 million ($27 million after tax, or $.09 per share) associated with the sale of the Kelsen business and the planned divestiture of the Arnott's and other international operations.
The items impacting comparability are summarized below:

	Three Months Ended
	November 1, 2020		October 27, 2019
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations attributable to Campbell Soup Company	$309	$1.02	$169	$.56
Earnings (loss) from discontinued operations	$—	$—	$(3)	$(.01)
Net earnings attributable to Campbell Soup Company	$309	$1.02	$166	$.55

Continuing operations:
Restructuring charges, implementation costs and other related costs	$(5)	$(.02)	$(8)	$(.03)
Pension settlement gains	3	.01	—	—
Charges associated with divestiture	—	—	(60)	(.20)
Impact of items on Earnings from continuing operations(1)	$(2)	$(.01)	$(68)	$(.22)

Discontinued operations:
Charges associated with divestitures	$—	$—	$(27)	$(.09)
Impact of items on Earnings (loss) from discontinued operations	$—	$—	$(27)	$(.09)
__________________________________________
(1)Sum of the individual amounts may not add due to rounding.
Earnings from continuing operations were $309 million ($1.02 per share) in 2021, compared to $169 million ($.56 per share) in 2020. After adjusting for items impacting comparability, earnings from continuing operations increased reflecting sales volume gains, an improved gross profit performance and lower interest expense, partially offset by increased administrative expenses.
See "Discontinued Operations" for additional information.

DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Three Months Ended
(Millions)	November 1, 2020	October 27, 2019	% Change
Meals & Beverages	$1,342	$1,194	12
Snacks	998	989	1
	$2,340	$2,183	7

An analysis of percent change of net sales by reportable segment follows:

	Meals & Beverages(2)	Snacks(2)	Total
Volume and mix	11%	1%	6%
Price and sales allowances	—	—	—
(Increased) / decreased promotional spending(1)	2	2	2
Divestitures	—	(3)	(1)
	12%	1%	7%
__________________________________________
(1)Represents revenue reductions from trade and consumer coupon redemption programs.
(2)Sum of the individual amounts does not add due to rounding.
In Meals & Beverages, sales increased 12% primarily due to gains across U.S. retail products, including gains in U.S. soup, inclusive of Pacific Foods soups and broths, Prego pasta sauces, V8 beverages, Campbell's pasta and Pace Mexican sauces, as well as gains in Canada, partially offset by declines in foodservice. Volume increased in U.S. retail and Canada driven by COVID-19, with increased demand of food purchases for at-home consumption in the first quarter of 2021. Foodservice sales were negatively impacted by shifts in consumer behavior and continued COVID-19 related restrictions. Sales of U.S. soup increased 21% due to retailers rebuilding inventory for the upcoming soup season, in-market gains in condensed soups and broth and moderated promotional spending.
In Snacks, sales increased 1%. Excluding the impact of the European chips divestiture, sales increased driven by lower levels of promotional spending and volume gains reflecting increased demand of food purchases for at-home consumption, as well as base business performance. The sales increase reflects gains in fresh bakery products, Late July snacks, Pop Secret popcorn, Pepperidge Farm cookies and Snack Factory Pretzel Crisps, as well as Kettle Brand potato chips, partially offset by declines in Lance sandwich crackers. Sales of Goldfish crackers were relatively flat in the quarter as increased demand for family size products was offset by reduced away-from-home consumption.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $75 million in 2021 from 2020. As a percent of sales, gross profit was 34.7% in 2021 and 33.8% in 2020.
The 0.9 percentage-point increase in gross profit percentage was due to the following factors:

Margin Impact
Productivity improvements	1.5
Lower level of promotional spending	1.3
Mix	0.3
Higher restructuring-related costs	(0.1)
Price and sales allowances	(0.1)
Cost inflation, supply chain costs and other factors(1)	(2.0)
0.9%
__________________________________________
(1)Includes an estimated positive margin impact of 0.7 from the benefit of operating leverage and cost savings initiatives, which was more than offset by cost inflation and other factors, including the impact of COVID-19.

Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 8.9% in 2021 compared to 9.4% in 2020. Marketing and selling expenses increased 1% in 2021 from 2020. The increase was primarily due to higher advertising and consumer promotion expenses (approximately 7 percentage points), partially offset by increased benefits from cost savings initiatives (approximately 3 percentage points); lower costs related to marketing overhead (approximately 1 percentage point) and lower selling expenses (approximately 1 percentage point). The increase in advertising and consumer promotion expenses was primarily in Meals & Beverages due to increased support of U.S. soup.
Administrative Expenses
Administrative expenses as a percent of sales were 6.0% in 2021 compared to 6.1% in 2020. Administrative expenses increased 5% in 2021 from 2020. The increase was primarily due to higher benefit costs (approximately 5 percentage points); higher general administrative costs and inflation (approximately 4 percentage points) and higher stock-based compensation (approximately 2 percentage points), partially offset by increased benefits from cost savings initiatives (approximately 3 percentage points) and lower costs associated with cost savings initiatives (approximately 3 percentage points).
Other Expenses / (Income)
Other income was $18 million in 2021 compared to other expenses of $56 million in 2020. Other income in 2021 included pension settlement gains of $4 million associated with U.S. and Canadian pension plans. Other expenses in 2020 included a loss of $64 million on the sale of our European chips business.
Operating Earnings
Segment operating earnings increased 16% in 2021 from 2020.
An analysis of operating earnings by segment follows:

	Three Months Ended
(Millions)	November 1, 2020	October 27, 2019	% Change
Meals & Beverages	$333	$282	18
Snacks	139	125	11
	472	407	16
Corporate	(10)	(87)
Restructuring charges(1)	(1)	(3)
Earnings before interest and taxes	$461	$317
__________________________________________
(1)See Note 7 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals & Beverages increased 18%. The increase was primarily due to sales volume gains and improved gross profit performance, partially offset by increased marketing investment. Gross profit performance was impacted by lower levels of promotional spending and favorable product mix, as productivity improvements and improved operating leverage were offset by higher other supply chain costs, cost inflation and COVID-19 related costs.
Operating earnings from Snacks increased 11%. The increase was primarily due to lower selling expenses, lower marketing support and sales volume gains, partially offset by increased administrative expenses. Gross profit performance was consistent with the prior year as lower levels of promotional spending were offset by higher net supply chain costs as productivity improvements, cost savings initiatives and improved operating leverage were more than offset by cost inflation and COVID-19 related costs.
Corporate in 2021 included pension settlement gains of $4 million associated with U.S. and Canadian pension plans and costs of $5 million related to costs savings initiatives. Corporate in 2020 included a loss of $64 million from the sale of the European chips business and costs of $8 million related to cost savings initiatives. Excluding these amounts, the remaining decrease in expenses primarily reflects losses on investments in 2020.
Interest Expense
Interest expense decreased to $55 million in 2021 from $80 million in 2020, primarily due to lower levels of debt.
Taxes on Earnings
The effective tax rate was 23.9% in 2021 and 28.7% in 2020. The higher effective tax rate in 2020 was primarily due to the tax benefit of $4 million we recognized on a $64 million loss on the sale of the European chips business.

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
Cost estimates, as well as timing for certain activities, are continuing to be developed.
A summary of the pre-tax charges recorded in Earnings from continuing operations related to these initiatives is as follows:

	Three Months Ended
(Millions, except per share amounts)	November 1, 2020	October 27, 2019	Recognized as of November 1, 2020
Restructuring charges	$1	$3	$239
Administrative expenses	4	8	315
Cost of products sold	1	—	77
Marketing and selling expenses	—	—	12
Research and development expenses	—	—	4
Total pre-tax charges	$6	$11	$647

Aggregate after-tax impact	$5	$8
Per share impact	$.02	$.03
A summary of the pre-tax costs in Earnings (loss) from discontinued operations associated with these initiatives is as follows:

(Millions)	Recognized as of November 1, 2020
Severance pay and benefits	$19
Implementation costs and other related costs	4
Total	$23
As of April 28, 2019, we incurred substantially all of the costs for actions associated with discontinued operations. All of the costs were cash expenditures.
A summary of the pre-tax costs in Earnings from continuing operations associated with these initiatives is as follows:

(Millions)	Recognized as of November 1, 2020
Severance pay and benefits	$215
Asset impairment/accelerated depreciation	67
Implementation costs and other related costs	365
Total	$647
The total estimated pre-tax costs for actions associated with continuing operations that have been identified are approximately $700 million to $730 million. This estimate will be updated as costs for the expanded initiatives are developed.
We expect the costs for actions associated with continuing operations that have been identified to date to consist of the following: approximately $220 million to $225 million in severance pay and benefits; approximately $90 million in asset impairment and accelerated depreciation; and approximately $390 million to $415 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 32%; Snacks - approximately 44%; and Corporate - approximately 24%.
Of the aggregate $700 million to $730 million of pre-tax costs associated with continuing operations identified to date, we expect approximately $595 million to $625 million will be cash expenditures. In addition, we expect to invest approximately $455 million in capital expenditures through 2022, of which we invested $351 million as of November 1, 2020. The capital expenditures primarily relate to a U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, implementation of an SAP enterprise-resource planning system for Snyder's-Lance, optimization of information technology infrastructure and applications, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, insourcing of manufacturing for certain simple meal products, and optimization of the Snyder’s-Lance warehouse and distribution network.
We expect to incur the costs for the actions associated with continuing operations that have been identified to date through 2022 and to fund the costs through cash flows from operations and short-term borrowings.
We expect the initiatives for actions associated with continuing operations that have been identified to date to generate pre-tax savings of approximately $800 million to $810 million in 2021, and once all phases are implemented, to generate annual ongoing savings of approximately $850 million by the end of 2022. In the three-month period ended November 1, 2020, we generated an additional $15 million of pre-tax savings. The annual pre-tax savings associated with continuing operations generated were as follows:

	Year Ended
(Millions)	August 2, 2020	July 28, 2019	July 29, 2018	July 30, 2017	July 31, 2016	August 2, 2015
Total pre-tax savings	$725	$560	$395	$325	$215	$85
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
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs in Earnings from continuing operations associated with segments is as follows:

	November 1, 2020
(Millions)	Three Months Ended	Costs Incurred to Date
Meals & Beverages	$—	$220
Snacks	5	256
Corporate	1	171
Total	$6	$647
See Note 7 to the Consolidated Financial Statements for additional information.
Discontinued Operations
We completed the sale of our Kelsen business on September 23, 2019, for $322 million. We also completed the Arnott's and other international operations on December 23, 2019, for $2,286 million. The purchase price was subject to certain post-closing adjustments, which resulted in $4 million of additional proceeds in the third quarter of 2020. Beginning in the fourth quarter of 2019, we have reflected the results of operations of the Kelsen business and the Arnott’s and other international operations, or Campbell International, as discontinued operations in the Consolidated Statements of Earnings for all periods presented. These businesses were historically included in the Snacks reportable segment.
Results of Campbell International were as follows:

Three Months Ended
(Millions)	October 27, 2019
Net sales	$223

Earnings before taxes from operations	$37
Taxes on earnings from operations	13
Loss on sale of business / costs associated with selling the businesses	(51)
Tax benefit on loss of sale / costs associated with selling the businesses	(24)
Earnings (loss) from discontinued operations	$(3)

LIQUIDITY AND CAPITAL RESOURCES
We expect foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations; long-term borrowings; short-term borrowings, which may include commercial paper; credit facilities; and cash and cash equivalents. We believe that our sources of financing will be adequate to meet our future requirements.
We generated cash flows from operations of $180 million in 2021, compared to $182 million in 2020. The decline in 2021 was primarily due to changes in working capital, primarily accounts payable and accrued liabilities, partially offset by higher cash earnings.
Current assets are less than current liabilities as a result of our level of current maturities of long-term debt and short-term borrowings and our focus to lower core working capital requirements. We had negative working capital of $443 million as of November 1, 2020, and $690 million as of August 2, 2020. Total debt maturing within one year was $1,084 million as of November 1, 2020, and $1,202 million as of August 2, 2020.
Capital expenditures were $74 million in 2021 and $98 million in 2020. The decline was due to capital expenditures associated with discontinued operations in 2020. Capital expenditures are expected to total approximately $350 million in 2021. Capital expenditures in the first quarter of 2021 included the implementation of an SAP enterprise-resource planning system for Snyder's-Lance, chip capacity expansion projects, a Goldfish cracker capacity expansion project, and a Milano cookie capacity expansion project.
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
Dividend payments were $108 million in 2021 and $107 million in 2020. The regular quarterly dividend paid on our capital stock was $0.35 per share in each of 2021 and 2020. On December 9, 2020, the Board of Directors approved an increase in the regular quarterly dividend from $0.35 per share to $0.37 per share, or 6%. They then declared a regular quarterly dividend of $0.37 per share payable on February 1, 2021 to shareholders of record at the close of business on January 9, 2021.
We suspended our share repurchases as of the second quarter of 2018. See Note 13 to the Consolidated Financial Statements for additional information.
In August 2019, we repaid and terminated the AUD $335 million, or $227 million, balance outstanding under our single-draw syndicated facility. The repayment was funded through the issuance of commercial paper.
As of November 1, 2020, we had $1,084 million of short-term borrowings due within one year, of which $160 million was comprised of commercial paper borrowings. As of November 1, 2020, we issued $38 million of standby letters of credit. We had a committed revolving credit facility totaling $1,850 million scheduled to mature on December 9, 2021. The facility remained unused at November 1, 2020, except for $1 million of standby letters of credit that we issued under it. On November 2, 2020, we replaced the current facility with a new $1,850 million committed revolving facility that matures on November 2, 2023. The new facility contains customary covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense (as each is defined in the credit facility) of not less than 3.25:1.00, measured quarterly, and customary events of default for credit facilities of this type. Loans under this facility will bear interest at the rates specified in the facility, which vary based on the type of loan and certain other customary conditions. The facility supports our commercial paper program and other general corporate purposes. We expect to continue to access the commercial paper markets, bank credit lines and utilize cash flows from operations to support our short-term liquidity requirements.
We are in compliance with the covenants contained in our credit facilities and debt securities.
In September 2020, we filed a registration statement with the Securities and Exchange Commission that registered an indeterminate amount of debt securities. Under the registration statement, we may issue debt securities from time to time, depending on market conditions.

SIGNIFICANT ACCOUNTING ESTIMATES
We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended August 2, 2020 (2020 Annual Report on Form 10-K). The accounting policies we used in preparing these financial statements are substantially consistent with those we applied in our 2020 Annual Report on Form 10-K. Our significant accounting estimates are described in Management’s Discussion and Analysis included in the 2020 Annual Report on Form 10‑K.
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
We wish to caution the reader that the following important factors and those important factors described in our other Securities and Exchange Commission filings, or in our 2020 Annual Report on Form 10-K, could affect our actual results and could cause such results to vary materially from those expressed in any forward-looking statements made by, or on behalf of, us:
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
For information regarding our exposure to certain market risk, see Item 7A, Quantitative and Qualitative Disclosure About Market Risk, in the 2020 Annual Report on Form 10-K. There have been no significant changes in our portfolio of financial instruments or market risk exposures from the 2020 year-end.
Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedure
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of November 1, 2020 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
b.Changes in Internal Control
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are likely to materially affect, such internal control over financial reporting during the quarter ended November 1, 2020.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Note 15 to the Consolidated Financial Statements and incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 6. Exhibits
The Index to Exhibits, which immediately precedes the signature page, is incorporated by reference into this Report.

INDEX TO EXHIBITS

10.1
Three-Year Credit Agreement, dated November 2, 2020, by and among Campbell Soup Company, the Eligible Subsidiaries party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders named therein, incorporated by reference to Registrant's Current Report on Form 8-K (SEC file number 1-3822) filed with the SEC on November 2, 2020.

10.2*	2021 Non-Employee Director Fees.

31.1	Certification of Mark A. Clouse pursuant to Rule 13a-14(a).

31.2	Certification of Mick J. Beekhuizen pursuant to Rule 13a-14(a).

32.1	Certification of Mark A. Clouse pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Mick J. Beekhuizen pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Extension Definition Linkbase Document.

101.LAB	Inline XBRL Extension Label Linkbase Document.

101.PRE	Inline XBRL Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).

*This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
December 9, 2020

CAMPBELL SOUP COMPANY

By:	/s/ Mick J. Beekhuizen
Mick J. Beekhuizen
Executive Vice President and Chief Financial Officer

By:	/s/ Stanley Polomski
Stanley Polomski
Vice President and Controller