Form 10-Q
period 2021-01-31
CAMPBELL SOUP CO
filed 2021-03-10
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended	Commission File Number
January 31, 2021	1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.
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

There were 303,009,350 shares of capital stock outstanding as of March 3, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Six Months Ended
	January 31, 2021	January 26, 2020	January 31, 2021	January 26, 2020
Net sales	$2,279	$2,162	$4,619	$4,345
Costs and expenses
Cost of products sold	1,496	1,420	3,023	2,865
Marketing and selling expenses	232	237	440	443
Administrative expenses	158	148	299	282
Research and development expenses	19	22	39	44
Other expenses / (income)	(45)	(22)	(63)	34
Restructuring charges	18	7	19	10
Total costs and expenses	1,878	1,812	3,757	3,678
Earnings before interest and taxes	401	350	862	667
Interest expense	55	149	110	229
Interest income	1	3	1	3
Earnings before taxes	347	204	753	441
Taxes on earnings	102	33	199	101
Earnings from continuing operations	245	171	554	340
Earnings from discontinued operations	—	1,037	—	1,034
Net earnings	245	1,208	554	1,374
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	—
Net earnings attributable to Campbell Soup Company	$245	$1,208	$554	$1,374
Per Share — Basic
Earnings from continuing operations attributable to Campbell Soup Company	$.81	$.57	$1.83	$1.13
Earnings from discontinued operations	—	3.43	—	3.44
Net earnings attributable to Campbell Soup Company(1)	$.81	$4.00	$1.83	$4.56
Weighted average shares outstanding — basic	303	302	303	301
Per Share — Assuming Dilution
Earnings from continuing operations attributable to Campbell Soup Company	$.80	$.56	$1.82	$1.12
Earnings from discontinued operations	—	3.41	—	3.41
Net earnings attributable to Campbell Soup Company	$.80	$3.97	$1.82	$4.53
Weighted average shares outstanding — assuming dilution	305	304	305	303
(1) Sum of the individual amounts may not add due to rounding.
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(unaudited)
(millions)

	Three Months Ended
	January 31, 2021			January 26, 2020
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings (loss)			$245			$1,208
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$7	$—	7	$7	$—	7
Reclassification of currency translation adjustments realized upon disposal of businesses	—	—	—	124	4	128
Cash-flow hedges:
Unrealized gains (losses) arising during the period	(6)	—	(6)	1	—	1
Reclassification adjustment for (gains) losses included in net earnings	3	—	3	(1)	—	(1)
Pension and other postretirement benefits:
Reclassification of prior service credit included in net earnings	(1)	—	(1)	(7)	2	(5)
Other comprehensive income (loss)	$3	$—	3	$124	$6	130
Total comprehensive income (loss)			$248			$1,338
Total comprehensive income (loss) attributable to noncontrolling interests			(1)			(1)
Total comprehensive income (loss) attributable to Campbell Soup Company			$249			$1,339

	Six Months Ended
	January 31, 2021			January 26, 2020
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings (loss)			$554			$1,374
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$7	$—	7	$3	$—	3
Reclassification of currency translation adjustments realized upon disposal of businesses	—	—	—	206	4	210
Cash-flow hedges:
Unrealized gains (losses) arising during period	(7)	1	(6)	1	—	1
Reclassification adjustment for (gains) losses included in net earnings	3	—	3	1	(1)	—
Pension and other postretirement benefits:
Reclassification of prior service credit included in net earnings	(2)	—	(2)	(14)	3	(11)
Other comprehensive income (loss)	$1	$1	2	$197	$6	203
Total comprehensive income (loss)			$556			$1,577
Total comprehensive income (loss) attributable to noncontrolling interests			(3)			—
Total comprehensive income (loss) attributable to Campbell Soup Company			$559			$1,577
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	January 31, 2021	August 2, 2020
Current assets
Cash and cash equivalents	$946	$859
Accounts receivable, net	702	575
Inventories	815	871
Other current assets	72	80
Total current assets	2,535	2,385
Plant assets, net of depreciation	2,329	2,368
Goodwill	3,991	3,986
Other intangible assets, net of amortization	3,329	3,350
Other assets	314	283
Total assets	$12,498	$12,372
Current liabilities
Short-term borrowings	$1,025	$1,202
Payable to suppliers and others	1,026	1,049
Accrued liabilities	618	693
Dividends payable	115	107
Accrued income taxes	17	24
Total current liabilities	2,801	3,075
Long-term debt	4,996	4,994
Deferred taxes	982	914
Other liabilities	794	820
Total liabilities	9,573	9,803
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $0.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	388	394
Earnings retained in the business	3,517	3,190
Capital stock in treasury, at cost	(990)	(1,023)
Accumulated other comprehensive income (loss)	(5)	(10)
Total Campbell Soup Company shareholders' equity	2,922	2,563
Noncontrolling interests	3	6
Total equity	2,925	2,569
Total liabilities and equity	$12,498	$12,372
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Six Months Ended
	January 31, 2021	January 26, 2020
Cash flows from operating activities:
Net earnings	$554	$1,374
Adjustments to reconcile net earnings to operating cash flow
Restructuring charges	19	10
Stock-based compensation	34	33
Pension and postretirement benefit income	(66)	(47)
Depreciation and amortization	154	162
Deferred income taxes	69	32
Net gain on sales of businesses	—	(972)
Loss on extinguishment of debt	—	75
Other	47	53
Changes in working capital, net of divestitures
Accounts receivable	(124)	(112)
Inventories	57	73
Prepaid assets	(3)	11
Accounts payable and accrued liabilities	(108)	(9)
Other	(22)	(20)
Net cash provided by operating activities	611	663
Cash flows from investing activities:
Purchases of plant assets	(132)	(167)
Purchases of route businesses	(1)	(6)
Sales of route businesses	6	5
Sales of businesses, net of cash divested	—	2,533
Other	7	3
Net cash provided by (used in) investing activities	(120)	2,368
Cash flows from financing activities:
Short-term borrowings, including commercial paper	—	3,680
Short-term repayments, including commercial paper	(176)	(4,350)
Long-term repayments	—	(499)
Dividends paid	(215)	(213)
Treasury stock issuances	—	4
Payments related to tax withholding for stock-based compensation	(14)	(9)
Payments related to extinguishment of debt	—	(1,765)
Net cash used in financing activities	(405)	(3,152)
Effect of exchange rate changes on cash	1	—
Net change in cash and cash equivalents	87	(121)
Cash and cash equivalents — beginning of period	859	31
Cash and cash equivalents discontinued operations — beginning of period	—	148
Cash and cash equivalents discontinued operations — end of period	—	—
Cash and cash equivalents — end of period	$946	$58
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at October 27, 2019	323	$12	(21)	$(1,053)	$356	$2,050	$(126)	$10	$1,249
Net earnings (loss)						1,208		—	1,208
Divestiture								(4)	(4)
Other comprehensive income (loss)							131	(1)	130
Dividends ($.35 per share)						(106)			(106)
Treasury stock issued under management incentive and stock option plans			—	5	18	(1)			22
Balance at January 26, 2020	323	$12	(21)	$(1,048)	$374	$3,151	$5	$5	$2,499

Balance at July 28, 2019	323	$12	(22)	$(1,076)	$372	$1,993	$(198)	$9	$1,112
Net earnings (loss)						1,374		—	1,374
Divestiture								(4)	(4)
Other comprehensive income (loss)							203	—	203
Dividends ($.70 per share)						(214)			(214)
Treasury stock issued under management incentive and stock option plans			1	28	2	(2)			28
Balance at January 26, 2020	323	$12	(21)	$(1,048)	$374	$3,151	$5	$5	$2,499

Balance at November 1, 2020	323	$12	(20)	$(991)	$370	$3,387	$(9)	$4	$2,773
Net earnings (loss)						245		—	245
Other comprehensive income (loss)							4	(1)	3
Dividends ($.37 per share)						(114)			(114)
Treasury stock issued under management incentive and stock option plans			—	1	18	(1)			18
Balance at January 31, 2021	323	$12	(20)	$(990)	$388	$3,517	$(5)	$3	$2,925

Balance at August 2, 2020	323	$12	(21)	$(1,023)	$394	$3,190	$(10)	$6	$2,569
Net earnings (loss)						554		—	554
Other comprehensive income (loss)							5	(3)	2
Dividends ($.72 per share)						(221)			(221)
Treasury stock issued under management incentive and stock option plans			1	33	(6)	(6)			21
Balance at January 31, 2021	323	$12	(20)	$(990)	$388	$3,517	$(5)	$3	$2,925
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
Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued guidance that changes the disclosure requirements related to defined benefit pension and postretirement plans. The guidance is effective for fiscal years ending after December 15, 2020. The guidance is to be applied on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact that the new guidance will have on our disclosures.
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
Results of Campbell International were as follows:

	Three Months Ended	Six Months Ended
	January 26, 2020
Net sales	$136	$359

Earnings before taxes from operations	$16	$53
Taxes on earnings from operations	4	17
Gain on sales of businesses / costs associated with selling the businesses	1,087	1,036
Tax expense on sales of businesses / costs associated with selling the businesses	62	38
Earnings from discontinued operations	$1,037	$1,034
Under the terms of the sale of the Arnott's and other international operations, we entered into a long-term licensing arrangement for the exclusive rights to certain Campbell brands in certain non-U.S. markets. We provide certain transition services to support the divested business.
Cash flow activity of Campbell International included the following:

Six Months Ended
January 26, 2020
Cash flows from discontinued operating activities:
Net gain on sales of discontinued operations businesses	$1,036

Cash flows from discontinued investing activities:
Capital expenditures	$30
Sales of discontinued operations businesses, net of cash divested	2,462
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

4. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

	Foreign Currency Translation Adjustments(1)	Gains (Losses) on Cash Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at July 28, 2019	$(218)	$(9)	$29	$(198)
Other comprehensive income (loss) before reclassifications	3	1	—	4
Amounts reclassified from accumulated other comprehensive income (loss)(4)	210	—	(11)	199
Net current-period other comprehensive income (loss)	213	1	(11)	203
Balance at January 26, 2020	$(5)	$(8)	$18	$5

Balance at August 2, 2020	$(10)	$(7)	$7	$(10)
Other comprehensive income (loss) before reclassifications	10	(6)	—	4
Amounts reclassified from accumulated other comprehensive income (loss)	—	3	(2)	1
Net current-period other comprehensive income (loss)	10	(3)	(2)	5
Balance at January 31, 2021	$—	$(10)	$5	$(5)
_____________________________________
(1)Included no tax as of January 31, 2021, August 2, 2020, and January 26, 2020 and tax expense of $4 as of July 28, 2019.
(2)Included a tax benefit of $2 as of January 31, 2021, $1 as of August 2, 2020, and January 26, 2020, and $2 as of July 28, 2019.
(3)Included tax expense of $2 as of January 31, 2021, and as of August 2, 2020, $5 as of January 26, 2020, and $8 as of July 28, 2019.
(4)Reflects amounts reclassified from sale of businesses. See Note 3 for additional information.
Amounts related to noncontrolling interests were not material.

The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Six Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	January 31, 2021	January 26, 2020	January 31, 2021	January 26, 2020	Location of (Gain) Loss Recognized in Earnings
Foreign currency translation adjustments:
Currency translation (gains) losses realized upon disposal of businesses	$—	$—	$—	$23	Other expenses / (income)
Currency translation (gains) losses realized upon disposal of businesses	—	124	—	183	Earnings (loss) from discontinued operations
Total before tax	—	124	—	206
Tax expense (benefit)	—	4	—	4
(Gain) loss, net of tax	$—	$128	$—	$210

(Gains) losses on cash flow hedges:
Foreign exchange forward contracts	$2	$(1)	$2	$(1)	Cost of products sold
Foreign exchange forward contracts	—	—	—	1	Earnings (loss) from discontinued operations
Forward starting interest rate swaps	1	—	1	1	Interest expense
Total before tax	3	(1)	3	1
Tax expense (benefit)	—	—	—	(1)
(Gain) loss, net of tax	$3	$(1)	$3	$—

Pension and postretirement benefit adjustments:
Prior service credit	$(1)	$(7)	$(2)	$(14)	Other expenses / (income)
Tax expense (benefit)	—	2	—	3
(Gain) loss, net of tax	$(1)	$(5)	$(2)	$(11)

5. Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill by business segment:

	Meals & Beverages	Snacks	Total
Net balance at August 2, 2020	$975	$3,011	$3,986
Foreign currency translation adjustment	5	—	5
Net balance at January 31, 2021	$980	$3,011	$3,991

Intangible Assets
The following table summarizes balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	January 31, 2021			August 2, 2020
Intangible Assets	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships	$851	$(133)	$718	$851	$(112)	$739
Non-amortizable intangible assets
Trademarks			2,611			2,611
Total net intangible assets			$3,329			$3,350
Non-amortizable intangible assets consist of trademarks. As of January 31, 2021, trademarks primarily included $1,978 associated with Snyder's-Lance. Of the carrying values of all indefinite-lived trademarks, $620 related to the Snyder's of Hanover trademark, $292 related to the Pace trademark, and $280 related to the Pacific Foods trademark.
Amortization of intangible assets in Earnings from continuing operations was $21 and $22 for the six-month periods ended January 31, 2021, and January 26, 2020, respectively. As of January 31, 2021, amortizable intangible assets had a weighted-average remaining useful life of 18 years. Amortization expense for the next 5 years is estimated to be approximately $42 per year.
6. Segment Information
Our reportable segments are as follows:
•Meals & Beverages, which includes the retail and foodservice businesses in the U.S. and Canada. The segment includes the following products: Campbell’s condensed and ready-to-serve soups; Swanson broth and stocks; Pacific Foods broth, soups and non-dairy beverages; Prego pasta sauces; Pace Mexican sauces; Campbell’s gravies, pasta, beans and dinner sauces; Swanson canned poultry; Plum baby food and snacks; V8 juices and beverages; and Campbell’s tomato juice; and
•Snacks, which consists of Pepperidge Farm cookies, crackers, fresh bakery and frozen products in U.S. retail, including Pepperidge Farm Farmhouse* cookies and bakery products, Milano* cookies and Goldfish* crackers; and Snyder’s of Hanover* pretzels, Lance* sandwich crackers, Cape Cod* and Kettle Brand* potato chips, Late July* snacks, Snack Factory Pretzel Crisps,* Pop Secret popcorn, Emerald nuts, and other snacking products in the U.S. and Canada. The segment includes the retail business in Latin America. The segment also included the results of our European chips business, which was sold on October 11, 2019. We refer to the * trademarks as our "power brands."
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

	Three Months Ended		Six Months Ended
	January 31, 2021	January 26, 2020	January 31, 2021	January 26, 2020
Net sales
Meals & Beverages	$1,300	$1,224	$2,642	$2,418
Snacks	979	938	1,977	1,927
Total	$2,279	$2,162	$4,619	$4,345

	Three Months Ended		Six Months Ended
	January 31, 2021	January 26, 2020	January 31, 2021	January 26, 2020
Earnings before interest and taxes
Meals & Beverages	$258	$242	$591	$524
Snacks	144	136	283	261
Corporate(1)	17	(21)	7	(108)
Restructuring charges(2)	(18)	(7)	(19)	(10)
Total	$401	$350	$862	$667
_______________________________________
(1)Represents unallocated items. Pension benefit settlement adjustments are included in Corporate. There were settlement gains of $30 and $34 in the three- and six-month periods ended January 31, 2021, and $11 in the three- and six-month periods ended January 26, 2020. A loss of $64 on the sale of our European chips business was included in the six-month period ended January 26, 2020. Costs related to the cost savings initiatives were $4 and $18 in the three-month periods and $9 and $26 in the six-month periods ended January 31, 2021, and January 26, 2020, respectively.
(2)See Note 7 for additional information.
Our net sales based on product categories are as follows:

	Three Months Ended		Six Months Ended
	January 31, 2021	January 26, 2020	January 31, 2021	January 26, 2020
Net sales
Soup	$794	$755	$1,620	$1,463
Snacks	989	955	1,997	1,965
Other simple meals	307	279	618	562
Beverages	189	173	384	355
Total	$2,279	$2,162	$4,619	$4,345
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
On March 26, 2018, we completed the acquisition of Snyder's-Lance, Inc. (Snyder's-Lance). Prior to the acquisition, Snyder's-Lance launched a cost transformation program following a comprehensive review of its operations with the goal of significantly improving its financial performance. We continue to implement this program. In addition, we have identified opportunities for additional cost synergies as we integrate Snyder's-Lance.
Cost estimates, as well as timing for certain activities, are continuing to be developed.
A summary of the pre-tax charges (gains) recorded in Earnings from continuing operations related to these initiatives is as follows:

	Three Months Ended		Six Months Ended
	January 31, 2021	January 26, 2020	January 31, 2021	January 26, 2020	Recognized as of January 31, 2021
Restructuring charges	$18	$7	$19	$10	$257
Administrative expenses	6	13	10	21	321
Cost of products sold	(2)	2	(1)	2	75
Marketing and selling expenses	—	2	—	2	12
Research and development expenses	—	1	—	1	4
Total pre-tax charges	$22	$25	$28	$36	$669

A summary of the pre-tax costs in Earnings from discontinued operations associated with these initiatives is as follows:

Recognized as of January 31, 2021
Severance pay and benefits	$19
Implementation costs and other related costs	4
Total	$23
As of April 28, 2019, we incurred substantially all of the costs for actions associated with discontinued operations. All of the costs were cash expenditures.
A summary of the pre-tax costs in Earnings from continuing operations associated with the initiatives is as follows:

Recognized as of January 31, 2021
Severance pay and benefits	$219
Asset impairment/accelerated depreciation	80
Implementation costs and other related costs	370
Total	$669
The total estimated pre-tax costs for actions associated with continuing operations that have been identified are approximately $695 to $725 and we expect to incur the costs through 2022. This estimate will be updated as costs for the expanded initiatives are developed.
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
Of the aggregate $695 to $725 of pre-tax costs associated with continuing operations identified to date, we expect approximately $595 to $625 will be cash expenditures. In addition, we expect to invest approximately $455 in capital expenditures through 2022, of which we invested $367 as of January 31, 2021. The capital expenditures primarily relate to a U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, implementation of an SAP enterprise-resource planning system for Snyder's-Lance, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, optimization of information technology infrastructure and applications, insourcing of manufacturing for certain simple meal products, and optimization of the Snyder’s-Lance warehouse and distribution network.
A summary of the restructuring activity and related reserves associated with continuing operations at January 31, 2021, is as follows:

	Severance Pay and Benefits	Implementation Costs and Other Related Costs(3)	Asset Impairment/Accelerated Depreciation	Other Non-Cash Exit Costs(4)	Total Charges
Accrued balance at August 2, 2020(1)	$15
2021 charges	4	8	13	3	$28
2021 cash payments	(9)
Accrued balance at January 31, 2021(2)	$10
__________________________________
(1)Includes $3 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.
(2)Includes $4 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.
(3)Includes other costs recognized as incurred that are not reflected in the restructuring reserve in the Consolidated Balance Sheet. The costs are included in Administrative expenses and Cost of products sold in the Consolidated Statements of Earnings.
(4)Includes non-cash costs that are not reflected in the restructuring reserve in the Consolidated Balance Sheet.

Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs in Earnings from continuing operations associated with segments is as follows:

	January 31, 2021
	Three Months Ended	Six Months Ended	Costs Incurred to Date
Meals & Beverages	$1	$1	$221
Snacks	21	26	277
Corporate	—	1	171
Total	$22	$28	$669
In addition, in the second quarter of 2021, we recorded a $19 deferred tax charge in connection with a legal entity reorganization as part of the continued integration of Snyder's-Lance.
8. Earnings per Share (EPS)
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. The earnings per share calculation for the three- and six-month periods ended January 31, 2021, and January 26, 2020, excludes approximately 1 million stock options that would have been antidilutive.
9. Pension and Postretirement Benefits
Components of net benefit expense (income) were as follows:

	Three Months Ended				Six Months Ended
	Pension		Postretirement		Pension		Postretirement
	January 31, 2021	January 26, 2020	January 31, 2021	January 26, 2020	January 31, 2021	January 26, 2020	January 31, 2021	January 26, 2020
Service cost	$4	$5	$—	$—	$9	$10	$—	$—
Interest cost	10	17	1	1	20	34	2	3
Expected return on plan assets	(30)	(34)	—	—	(61)	(69)	—	—
Amortization of prior service cost	—	—	(1)	(7)	—	—	(2)	(14)
Settlement gains	(30)	(11)	—	—	(34)	(11)	—	—
Net periodic benefit expense (income)	$(46)	$(23)	$—	$(6)	$(66)	$(36)	$—	$(11)
The components of net periodic benefit expense (income) other than the service cost component associated with continuing operations are included in Other expenses / (income) in the Consolidated Statements of Earnings.
The settlement gains resulted from the level of lump sum distributions associated with U.S. and Canadian pension plans.
Net periodic pension benefit expense (income) associated with discontinued operations was not material for the six-month period ended January 26, 2020.

10. Leases
The components of lease costs were as follows:

	Three Months Ended		Six Months Ended
	January 31, 2021	January 26, 2020	January 31, 2021	January 26, 2020
Operating lease cost	$20	$21	$40	$40
Finance lease - amortization of right-of-use (ROU) assets	1	1	2	1
Short-term lease cost	11	10	21	20
Variable lease cost(1)	46	43	92	86
Sublease income	—	(2)	(1)	(2)
Total(2)	$78	$73	$154	$145
__________________________________________
(1)Includes labor and other overhead in our service contracts with embedded leases.
(2)Total lease cost of $2 and $4 for the three- and six-month periods ended January 26, 2020, respectively, related to discontinued operations.
The following tables summarize the lease amounts recorded in the Consolidated Balance Sheets:

	Operating Leases
	Balance Sheet Location	January 31, 2021	August 2, 2020
ROU assets, net	Other assets	$239	$254
Lease liabilities (current)	Accrued liabilities	$54	$67
Lease liabilities (noncurrent)	Other liabilities	$183	$184

	Finance Leases
	Balance Sheet Location	January 31, 2021	August 2, 2020
ROU assets, net	Plant assets, net of depreciation	$10	$10
Lease liabilities (current)	Short-term borrowings	$4	$3
Lease liabilities (noncurrent)	Long-term debt	$7	$7
The following table summarizes cash flow and other information related to leases:

	Six Months Ended
	January 31, 2021	January 26, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$40	$38
Financing cash flows from finance leases	$2	$—

ROU assets obtained in exchange for lease obligations:
Operating leases	$27	$63
Finance leases	$3	$3

ROU assets divested with businesses sold:
Operating leases	$—	$18
Finance leases	$—	$5

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
Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We did not have credit-risk-related contingent features in our derivative instruments as of January 31, 2021, or August 2, 2020.
We are also exposed to credit risk from our customers. During 2020, our largest customer accounted for approximately 21% of consolidated net sales from continuing operations. Our five largest customers accounted for approximately 44% of our consolidated net sales from continuing operations in 2020.
We closely monitor credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk related to third-party transactions and intercompany transactions, including intercompany debt. Principal currencies hedged include the Canadian dollar and, prior to the sale of Arnott's and other international operations, the Australian dollar. We utilize foreign exchange forward purchase and sale contracts to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. To hedge currency exposures related to intercompany debt, we enter into foreign exchange forward purchase and sale contracts for periods consistent with the underlying debt. The notional amount of foreign exchange forward contracts accounted for as cash-flow hedges was $98 as of January 31, 2021, and $164 as of August 2, 2020. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Earnings on the same line item and the same period in which the underlying hedged transaction affects earnings. The notional amount of foreign exchange forward contracts that are not designated as accounting hedges was $20 as of January 31, 2021, and $19 as of August 2, 2020.
Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. We manage our exposure to interest rate volatility on future debt issuances by entering into forward starting interest rate swaps or treasury rate lock contracts to lock in the rate on the interest payments related to the anticipated debt issuances. The contracts are either designated as cash-flow hedging instruments or are undesignated. The effective portion of the changes in fair value on designated instruments is recorded in other comprehensive income (loss) and reclassified into interest expense over the life of the debt. The change in fair value on undesignated instruments is recorded in interest expense. There were no forward starting interest rate swaps or treasury rate lock contracts outstanding as of January 31, 2021, or August 2, 2020.
Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, soybean oil, diesel fuel, natural gas, cocoa, aluminum, soybean meal and corn. Commodity futures, options, and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. The notional amount of commodity contracts designated as cash flow hedges was $5 as of January 31, 2021. There were no commodity contracts designated as cash flow hedges as of August 2, 2020. The notional amount of commodity contracts not designated as accounting hedges was $121 as of January 31, 2021, and $137 as of August 2, 2020.
In 2017, we entered into a supply contract under which prices for certain raw materials are established based on anticipated volume requirements over a twelve-month period. Certain prices under the contract are based in part on certain component parts of the raw materials that are in excess of our needs or not required for our operations, thereby creating an embedded derivative requiring bifurcation. We net settle amounts due under the contract with our counterparty. The notional value was approximately $84 as of January 31, 2021, and $34 as of August 2, 2020.
Unrealized gains (losses) and settlements are included in Cost of products sold in our Consolidated Statements of Earnings.

Equity Price Risk
We enter into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of our capital stock, the total return of the Vanguard Institutional Index Institutional Plus Shares, and the total return of the Vanguard Total International Stock Index. Under these contracts, we pay variable interest rates and receive from the counterparty either: the total return on our capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index Institutional Plus Shares; or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index. These contracts were not designated as hedges for accounting purposes. Unrealized gains (losses) and settlements are included in Administrative expenses in the Consolidated Statements of Earnings. We enter into these contracts for periods typically not exceeding 12 months. The notional amounts of the contracts were $22 as of January 31, 2021, and August 2, 2020.
The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of January 31, 2021, and August 2, 2020:

	Balance Sheet Classification	January 31, 2021	August 2, 2020
Asset Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Other current assets	$—	$1
Total derivatives designated as hedges		$—	$1
Derivatives not designated as hedges:
Commodity derivative contracts	Other current assets	$16	$7
Deferred compensation derivative contracts	Other current assets	3	4
Commodity derivative contracts	Other assets	1	—
Total derivatives not designated as hedges		$20	$11
Total asset derivatives		$20	$12

	Balance Sheet Classification	January 31, 2021	August 2, 2020
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$4	$2
Total derivatives designated as hedges		$4	$2
Derivatives not designated as hedges:
Commodity derivative contracts	Accrued liabilities	$2	$9
Total derivatives not designated as hedges		$2	$9
Total liability derivatives		$6	$11
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of January 31, 2021, and August 2, 2020, would be adjusted as detailed in the following table:

	January 31, 2021			August 2, 2020
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$20	$—	$20	$12	$(4)	$8
Total liability derivatives	$6	$—	$6	$11	$(4)	$7
We are required to maintain cash margin accounts in connection with funding the settlement of open positions for exchange-traded commodity derivative instruments. A cash margin liability balance of $5 at January 31, 2021, and an asset balance of $8 at August 2, 2020, were included in Accrued liabilities and Other current assets, respectively, in the Consolidated Balance Sheets.
The following tables show the effect of our derivative instruments designated as cash-flow hedges for the three- and six-month periods ended January 31, 2021, and January 26, 2020, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-Flow Hedge OCI Activity
Derivatives Designated as Cash-Flow Hedges		January 31, 2021	January 26, 2020
Three Months Ended
OCI derivative gain (loss) at beginning of quarter		$(9)	$(9)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		(6)	1
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	2	(1)
Forward starting interest rate swaps	Interest expense	1	—
OCI derivative gain (loss) at end of quarter		$(12)	$(9)

Six Months Ended
OCI derivative gain (loss) at beginning of year		$(8)	$(11)
Effective portion of changes in fair value recognized in OCI:
Foreign exchange forward contracts		(7)	1
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	2	(1)
Foreign exchange forward contracts	Earnings (loss) from discontinued operations	—	1
Forward starting interest rate swaps	Interest expense	1	1
OCI derivative gain (loss) at end of quarter		$(12)	$(9)
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a loss of $6.
The following tables show the effect of our derivative instruments designated as cash-flow hedges for the three- and six-month periods ended January 31, 2021, and January 26, 2020, in the Consolidated Statements of Earnings:

	Three Months Ended
	January 31, 2021		January 26, 2020
	Cost of products sold	Interest expense	Cost of products sold	Earnings from discontinued operations	Interest expense
Consolidated Statements of Earnings:	$1,496	$55	$1,420	$1,037	$149

(Gain) loss on Cash Flow Hedges:
Amount of (gain) loss reclassified from OCI to earnings	$2	$1	$(1)	$—	$—
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	$—	$—	$—	$—	$—

	Six Months Ended
	January 31, 2021		January 26, 2020
	Cost of products sold	Interest expense	Cost of product sold	Earnings from discontinued operations	Interest expense
Consolidated Statements of Earnings:	$3,023	$110	$2,865	$1,034	$229

(Gain) loss on Cash Flow Hedges:
Amount of (gain) loss reclassified from OCI to earnings	$2	$1	$(1)	$1	$1
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	$—	$—	$—	$—	$—
The following table shows the effects of our derivative instruments not designated as hedges for the three- and six-month periods ended January 31, 2021, and January 26, 2020, in the Consolidated Statements of Earnings:

		Amount of (Gain) Loss Recognized in Earnings on Derivatives
Derivatives not Designated as Hedges	Location of (Gain) Loss Recognized in Earnings	Three Months Ended		Six Months Ended
		January 31, 2021	January 26, 2020	January 31, 2021	January 26, 2020
Foreign exchange forward contracts	Cost of products sold	$—	$—	$1	$—
Foreign exchange forward contracts	Other expenses / (income)	—	—	—	2
Commodity derivative contracts	Cost of products sold	(13)	—	(15)	(4)
Deferred compensation derivative contracts	Administrative expenses	(3)	(3)	(3)	(4)
Treasury rate lock contracts	Interest expense	—	(3)	—	(3)
Total (gain) loss at end of quarter		$(16)	$(6)	$(17)	$(9)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our financial assets and liabilities that are measured at fair value on a recurring basis as of January 31, 2021, and August 2, 2020, consistent with the fair value hierarchy:

	Fair Value as of January 31, 2021	Fair Value Measurements at January 31, 2021 Using Fair Value Hierarchy			Fair Value as of August 2, 2020	Fair Value Measurements at August 2, 2020 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts(1)	$—	$—	$—	$—	$1	$—	$1	$—
Commodity derivative contracts(2)	17	9	8	—	7	3	2	2
Deferred compensation derivative contracts(3)	3	—	3	—	4	—	4	—
Deferred compensation investments(4)	3	3	—	—	3	3	—	—
Total assets at fair value	$23	$12	$11	$—	$15	$6	$7	$2

	Fair Value as of January 31, 2021	Fair Value Measurements at January 31, 2021 Using Fair Value Hierarchy			Fair Value as of August 2, 2020	Fair Value Measurements at August 2, 2020 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange forward contracts(1)	$4	$—	$4	$—	$2	$—	$2	$—
Commodity derivative contracts(2)	2	—	1	1	9	5	4	—
Deferred compensation obligation(4)	108	108	—	—	92	92	—	—
Total liabilities at fair value	$114	$108	$5	$1	$103	$97	$6	$—
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

The following table summarizes the changes in fair value of Level 3 assets and liabilities for the six-month periods ended January 31, 2021, and January 26, 2020:

	Six Months Ended
	January 31, 2021	January 26, 2020(1)
Fair value at beginning of year	$2	$76
Gains (losses)	—	—
Settlements	(3)	—
Fair value at end of quarter	$(1)	$76

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
Cash equivalents were $200 at January 31, 2021, and $157 at August 2, 2020. Cash equivalents represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of short- and long-term debt was $6,670 at January 31, 2021, and $6,995 at August 2, 2020. The carrying value was $6,021 at January 31, 2021, and $6,196 at August 2, 2020. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.
13. Share Repurchases
In March 2017, the Board authorized a share repurchase program to purchase up to $1,500. The program has no expiration date, but it may be suspended or discontinued at any time. We suspended our share repurchases as of the second quarter of 2018. Approximately $1,296 remained available under the March 2017 program as of January 31, 2021.
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
In determining stock-based compensation expense, we estimate forfeitures expected to occur. Total pre-tax stock-based compensation expense and tax-related benefits recognized in Earnings from continuing operations were as follows:

	Three Months Ended		Six Months Ended
	January 31, 2021	January 26, 2020	January 31, 2021	January 26, 2020
Total pre-tax stock-based compensation expense	$18	$18	$34	$31
Tax-related benefits	$3	$3	$6	$6
Total pre-tax stock-based compensation expense and tax-related benefits recognized in Earnings from discontinued operations were as follows:

	January 26, 2020
	Three Months Ended	Six Months Ended
Total pre-tax stock-based compensation expense	$1	$2
Tax-related benefits	$—	$—

The following table summarizes stock option activity as of January 31, 2021:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)
Outstanding at August 2, 2020	1,423	$45.42
Granted	—	$—
Exercised	—	$—
Terminated	—	$—
Outstanding at January 31, 2021	1,423	$45.42	6.4	$7
Exercisable at January 31, 2021	1,130	$48.00	6.1	$3
The total intrinsic value of options exercised during the six-month period ended January 26, 2020 was $1. We measured the fair value of stock options using the Black-Scholes option pricing model.
We expense stock options on a straight-line basis over the vesting period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of January 31, 2021, total remaining unearned compensation related to nonvested stock options was $1, which will be amortized over the weighted-average remaining service period of less than one year.
The following table summarizes time-lapse restricted stock units, EPS performance restricted stock units and FCF performance restricted stock units as of January 31, 2021:

	Units	Weighted-Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at August 2, 2020	1,866	$43.18
Granted	876	$48.43
Vested	(731)	$42.73
Forfeited	(94)	$46.75
Nonvested at January 31, 2021	1,917	$45.58
We determine the fair value of time-lapse restricted stock units and EPS performance restricted stock units based on the quoted price of our stock at the date of grant. We expense time-lapse restricted stock units on a straight-line basis over the vesting period, except for awards issued to retirement-eligible participants, which we expense on an accelerated basis. We expensed EPS performance restricted stock units on a graded-vesting basis, except for awards issued to retirement-eligible participants, which we expensed on an accelerated basis. The actual number of EPS performance restricted stock units issued at the vesting date was either 0% or 100% of the initial grant, depending on actual performance achieved. We estimated expense based on the number of awards expected to vest. As of January 31, 2021, there were no EPS performance target grants outstanding.
In 2019, we issued approximately 388 thousand FCF performance restricted stock units for which vesting is contingent upon achievement of free cash flow (defined as Net cash provided by operating activities less capital expenditures and certain investing and financing activities) compared to annual operating plan objectives over a three-year period. An annual objective was established each fiscal year for three consecutive years. Performance against these objectives will be averaged at the end of the three-year period to determine the number of underlying units that will vest at the end of the three years. The actual number of FCF performance restricted stock units issued at the vesting date could range from 0% to 200% of the initial grant depending on actual performance achieved. The fair value of FCF performance restricted stock units is based upon the quoted price of our stock at the date of grant. We expense FCF performance restricted stock units over the requisite service period of each objective. As of January 31, 2021, we have granted all of the issued FCF performance restricted stock units, which are included in the table above. There were 243 thousand FCF performance target grants outstanding at January 31, 2021, with a weighted-average grant-date fair value of $44.10.
As of January 31, 2021, total remaining unearned compensation related to nonvested time-lapse restricted stock units and FCF performance restricted units was $49, which will be amortized over the weighted-average remaining service period of 1.8 years. The fair value of restricted stock units vested during the six-month periods ended January 31, 2021, and January 26,

2020, was $35, and $32, respectively. The weighted-average grant-date fair value of the restricted stock units granted during the six-month period ended January 26, 2020 was $46.81.
The following table summarizes TSR performance restricted stock units as of January 31, 2021:

	Units	Weighted-Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at August 2, 2020	1,254	$47.83
Granted	521	$54.93
Vested	(236)	$39.39
Forfeited	(273)	$41.57
Nonvested at January 31, 2021	1,266	$53.67
We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation.
Assumptions used in the Monte Carlo simulation were as follows:

	2021	2020
Risk-free interest rate	0.15%	1.48%
Expected dividend yield	2.85%	2.95%
Expected volatility	29.99%	27.01%
Expected term	3 years	3 years
We recognize compensation expense on a straight-line basis over the service period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of January 31, 2021, total remaining unearned compensation related to TSR performance restricted stock units was $35, which will be amortized over the weighted-average remaining service period of 2.0 years. In the first quarter of 2021, recipients of TSR performance restricted stock units earned 50% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 31, 2020. In the first quarter of 2020, recipients of TSR performance restricted stock units earned 0% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 26, 2019. The fair value of TSR performance restricted stock units vested during the six-month period ended January 31, 2021 was $11. The grant-date fair value of the TSR performance restricted stock units granted during 2020 was $63.06.
The excess tax benefits of $1 in the six-month periods ended January 31, 2021, and January 26, 2020, on the exercise of stock options and vested restricted stock were presented as cash flows from operating activities. Cash received from the exercise of stock options was $4 for the six-month period ended January 26, 2020, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
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
On January 7, 2019, three purported shareholder class action lawsuits pending in the United States District Court for the District of New Jersey (the Court) were consolidated under the caption, In re Campbell Soup Company Securities Litigation,

Civ. No. 1:18-cv-14385-NLH-JS (the Action). Oklahoma Firefighters Pension and Retirement System was appointed lead plaintiff in the Action and, on March 1, 2019, filed an amended consolidated complaint. The company, Denise Morrison (the company's former President and Chief Executive Officer), and Anthony DiSilvestro (the company's former Senior Vice President and Chief Financial Officer) are defendants in the Action. The amended consolidated complaint alleges that, in public statements between July 19, 2017 and May 17, 2018, the defendants made materially false and misleading statements and/or omitted material information about the company's business, operations, customer relationships, and prospects, specifically with regard to the Campbell Fresh segment. The amended consolidated complaint seeks unspecified monetary damages and other relief. On April 30, 2019, the defendants filed a motion to dismiss the amended consolidated complaint, which the Court granted on November 30, 2020, with leave to amend the complaint. On January 15, 2021, the plaintiff filed its second amended consolidated complaint. The second amended consolidated complaint again names as defendants the company and certain of its former officers and alleges that, in public statements between August 31, 2017 and May 17, 2018, the defendants made materially false and misleading statements and/or omitted material information about the company's business, operations, customer relationships, and prospects, specifically with regard to the Campbell Fresh segment. The second amended consolidated complaint seeks unspecified monetary damages and other relief. We are vigorously defending against the Action.
We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated as of January 31, 2021. While the potential future charges could be material in a particular quarter or annual period, based on information currently known by us, we do not believe any such charges are likely to have a material adverse effect on our consolidated results of operations or financial condition.
16. Supplemental Financial Statement Data

Balance Sheets	January 31, 2021	August 2, 2020
Inventories
Raw materials, containers and supplies	$340	$297
Finished products	475	574
	$815	$871

Statements of Earnings	Three Months Ended		Six Months Ended
	January 31, 2021	January 26, 2020	January 31, 2021	January 26, 2020
Other expenses / (income)
Amortization of intangible assets	$11	$11	$21	$22
Net periodic benefit income other than the service cost	(20)	(23)	(41)	(46)
Pension settlement gains	(30)	(11)	(34)	(11)
Investment losses	—	—	—	4
Loss on sale of business(1)	—	—	—	64
Transition services fees	(8)	(1)	(12)	(2)
Other	2	2	3	3
	$(45)	$(22)	$(63)	$34
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
Business Trends
We have been actively monitoring the impact of COVID-19 on all aspects of our business. During the second quarter of 2021, we continued to experience higher sales for our retail products in both our Meals & Beverages and Snacks segments, especially in retail chains and large grocery supermarkets. This result is attributable to a shift in retail demand, as consumers have significantly increased their current food purchases for at-home consumption, which has more than offset the declines in our foodservice products. We expect that these trends will continue through our third quarter of 2021 in response to the continued spread of COVID-19; although in the third quarter of 2021, we will be lapping the initial COVID-19-related elevated demand of the year-ago period, and therefore, we expect sales to decline compared to the year-ago period. The recent higher sales trends of our retail products may lessen or reverse in the coming months if customers or consumers alter their purchasing habits.
With the increased demand for our retail products, we have made changes in our supply chain network to increase overall production, including modifying production schedules and temporarily adjusting product mix. In addition, we have also adjusted the timing of some of our promotional spending. In the quarter, we continued to experience higher costs in certain areas such as employee compensation costs, as well as costs associated with health screenings, temperature checks and enhanced cleaning and sanitation protocols to protect our employees and product quality standards, which may continue or increase. Despite COVID-19 related absenteeism and labor-related restrictions in early 2021 due to worsening COVID-19 infection levels in certain localities, none of our production operations have experienced significant disruptions or labor reductions related to COVID-19. We continue to benefit overall from increased product demand as we leverage our supply chain assets. There has been limited disruption to our supply chain network to date, as we have overcome periodic shortages of ingredient and packaging materials. However, we continue to monitor the potential impact of the COVID-19 pandemic, and we cannot predict the ultimate impact on our suppliers, distributors or manufacturers. In addition, we were, and may continue to be, unable to fulfill all orders we receive from our customers.
The impact of COVID-19 remains uncertain and ultimately will be dictated by the length and severity of the pandemic; the federal, state and local government actions taken in response; the macroeconomic environment; and the availability and widespread distribution and use of a safe and effective vaccine. Although there are vaccines for COVID-19 that have been approved for use, the number of individuals who have completed a full vaccination regimen is limited at this time. Accordingly, there remains significant uncertainty about the duration and extent of the impact from COVID-19. We will continue to evaluate the extent to which COVID-19 will impact our business, consolidated results of operations and financial condition.
In February 2021, there was significant winter weather across most of the United States affecting both inbound and outbound supply and distribution. We experienced operational disruptions at several of our manufacturing plants and distribution centers in areas of the country that were adversely impacted. Although we currently do not expect the weather-related issues to have a material impact on our results of operations for the third quarter ending May 2, 2021, we are continuing to assess the full impact.

Summary of Results
This Summary of Results provides significant highlights from the discussion and analysis that follows.
•Net sales increased 5% in 2021 to $2,279 million, due to gains in both Meals & Beverages and Snacks. As a result of COVID-19, net sales accelerated across our portfolio in the second quarter of 2021 with increased demand of food purchases for at-home consumption. The gains were partly offset by declines in foodservice and in partner brands within the Snyder's-Lance portfolio.
•Interest expense decreased to $55 million in 2021 from $149 million in 2020. The prior year included a loss of $75 million related to the extinguishment of debt. After adjusting for this item, interest expense declined primarily due to lower levels of debt.
•Earnings from continuing operations per share were $.80 in 2021, compared to $.56 a year ago. The current and prior year included expenses of $.04 and $.16 per share, respectively, from items impacting comparability as discussed below.
Net Earnings attributable to Campbell Soup Company
The following items impacted the comparability of net earnings and net earnings per share:
Continuing Operations
•We implemented several cost savings initiatives in recent years. In the second quarter of 2021, we recorded a pre-tax restructuring charge of $18 million and implementation costs and other related costs of $6 million in Administrative expenses and a reduction to Cost of products sold of $2 million (aggregate impact of $16 million after tax, or $.05 per share) related to these initiatives. Year-to-date in 2021, we recorded a pre-tax restructuring charge of $19 million and implementation costs and other related costs of $10 million in Administrative expenses and a reduction to Cost of products sold of $1 million (aggregate impact of $21 million after tax, or $.07 per share) related to these initiatives. In the second quarter of 2020, we recorded a pre-tax restructuring charge of $7 million and implementation costs and other related costs of $13 million in Administrative expenses, $2 million in Cost of products sold, $2 million in Marketing and selling expenses, and $1 million in Research and development expenses (aggregate impact of $19 million after tax, or $.06 per share) related to these initiatives. Year-to-date in 2020, we recorded a pre-tax restructuring charge of $10 million and implementation costs and other related costs of $21 million in Administrative expenses, $2 million in Cost of products sold, $2 million in Marketing and selling expenses, and $1 million in Research and development expenses (aggregate impact of $27 million after tax, or $.09 per share) related to these initiatives. See Note 7 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information;
•In the second quarter of 2021, we recognized pre-tax pension settlement gains in Other expenses / (income) of $30 million ($23 million after tax, or $.08 per share). Year-to-date in 2021, we recognized pre-tax pension settlement gains in Other expenses / (income) of $34 million ($26 million after tax, or $.09 per share). In the second quarter of 2020, we recognized pre-tax pension settlement gains in Other expenses / (income) of $11 million ($8 million after tax, or $.03 per share). The settlements were associated with U.S. and Canadian pension plans and resulted from the level of lump sum distributions from the plans' assets;
•In the second quarter of 2021, we recorded a $19 million ($.06 per share) deferred tax charge in connection with a legal entity reorganization as part of the continued integration of Snyder's-Lance, Inc. (Snyder's-Lance);
•In the second quarter of 2020, we recorded a loss in Interest expense of $75 million ($57 million after tax, or $.19 per share) on the extinguishment of debt; and
•In the second quarter of 2020, we recorded a tax benefit of $19 million ($.06 per share) on the sale of our European chips business. Year-to-date in 2020, we recorded a loss in Other expenses / (income) of $64 million ($41 million after tax, or $.14 per share) on the sale of our European chips business.
Discontinued Operations
•In the second quarter of 2020, we recognized pre-tax gains of $1,087 million associated with the sale of the Arnott's and other international operations. In addition, we recorded tax expense of $4 million associated with the sale of the Kelsen business. The aggregate impact was $1,025 million after tax, or $3.37 per share. Year-to-date in 2020, we recognized pre-tax net gains of $1,036 million ($998 million after tax, or $3.29 per share) associated with the sale of Campbell International.

The items impacting comparability are summarized below:

	Three Months Ended
	January 31, 2021		January 26, 2020
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations attributable to Campbell Soup Company	$245	$.80	$171	$.56
Earnings from discontinued operations	$—	$—	$1,037	$3.41
Net earnings attributable to Campbell Soup Company	$245	$.80	$1,208	$3.97

Continuing operations:
Restructuring charges, implementation costs and other related costs	$(16)	$(.05)	$(19)	$(.06)
Pension settlement gains	23	.08	8	.03
Deferred tax charge	(19)	(.06)	—	—
Loss on debt extinguishment	—	—	(57)	(.19)
Tax benefit associated with divestiture	—	—	19	.06
Impact of items on Earnings from continuing operations(1)	$(12)	$(.04)	$(49)	$(.16)

Discontinued operations:
Gains associated with divestitures	$—	$—	$1,025	$3.37
Impact of items on Earnings from discontinued operations	$—	$—	$1,025	$3.37

	Six Months Ended
	January 31, 2021		January 26, 2020
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations attributable to Campbell Soup Company	$554	$1.82	$340	$1.12
Earnings from discontinued operations	$—	$—	$1,034	$3.41
Net earnings attributable to Campbell Soup Company	$554	$1.82	$1,374	$4.53

Continuing operations:
Restructuring charges, implementation costs and other related costs	$(21)	$(.07)	$(27)	$(.09)
Pension settlement gains	26	.09	8	.03
Deferred tax charge	(19)	(.06)	—	—
Loss on debt extinguishment	—	—	(57)	(.19)
Charges associated with divestiture	—	—	(41)	(.14)
Impact of items on Earnings from continuing operations(1)	$(14)	$(.05)	$(117)	$(.39)

Discontinued operations:
Gains associated with divestitures	$—	$—	$998	$3.29
Impact of items on Earnings from discontinued operations	$—	$—	$998	$3.29
__________________________________________
(1)Sum of the individual amounts may not add due to rounding.
Earnings from continuing operations were $245 million ($.80 per share) in the current quarter, compared to $171 million ($.56 per share) in the year-ago quarter. After adjusting for items impacting comparability, earnings from continuing operations increased reflecting sales volume gains and lower interest expense, partially offset by increased administrative expenses.
Earnings from continuing operations were $554 million ($1.82 per share) in the six-month period this year, compared to $340 million ($1.12 per share) in the year-ago period. After adjusting for items impacting comparability, earnings from continuing operations increased reflecting sales volume gains, lower interest expense, an improved gross profit performance and higher other income, partially offset by increased administrative expenses.

See "Discontinued Operations" for additional information.
SECOND-QUARTER DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Three Months Ended
(Millions)	January 31, 2021	January 26, 2020	% Change
Meals & Beverages	$1,300	$1,224	6
Snacks	979	938	4
	$2,279	$2,162	5

An analysis of percent change of net sales by reportable segment follows:

	Meals & Beverages	Snacks(2)	Total
Volume and mix	5%	3%	4%
Price and sales allowances	(1)	—	(1)
(Increased) / decreased promotional spending(1)	2	2	2
	6%	4%	5%
__________________________________________
(1)Represents revenue reductions from trade and consumer coupon redemption programs.
(2)Sum of the individual amounts does not add due to rounding.
In Meals & Beverages, sales increased 6% primarily due to gains across U.S. retail products, including gains in U.S. soup, V8 beverages, Prego pasta sauces and Campbell's pasta, partially offset by declines in foodservice. Volume increased in U.S. retail driven by COVID-19, with increased demand of food purchases for at-home consumption. Foodservice sales were negatively impacted by an increase in COVID-19 related restrictions. Sales of U.S. soup increased 10% due to volume gains in condensed soups and ready-to-serve soups. Promotional activity was moderated this quarter in part due to supply chain constraints, particularly on broth.
In Snacks, sales increased 4% due to volume gains fueled by the majority of our power brands and lower levels of promotional spending on supply constrained brands. The sales increase reflects gains in salty snacks, including Kettle Brand potato chips, Late July snacks, Cape Cod potato chips and Pop Secret popcorn, as well as fresh bakery, including Pepperidge Farm Farmhouse products. These gains were partially offset by declines in partner brands within the Snyder's-Lance portfolio and Lance sandwich crackers, which faced supply constraints this quarter. Partner brands consist of third-party branded products that we sell.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $41 million in 2021 from 2020. As a percent of sales, gross profit was 34.4% in 2021 and 34.3% in 2020.
The 0.1 percentage-point increase in gross profit percentage was due to the following factors:

Margin Impact
Productivity improvements	1.4
Lower level of promotional spending	1.2
Lower restructuring-related costs	0.2
Mix	(0.1)
Price and sales allowances	(0.3)
Cost inflation, supply chain costs and other factors(1)	(2.3)
0.1%
__________________________________________
(1)Includes an estimated positive margin impact of 1.0 from the benefit of cost savings initiatives and operating leverage, which was more than offset by cost inflation and other factors, including the impact of COVID-19.

Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 10.2% in 2021 compared to 11.0% in 2020. Marketing and selling expenses decreased 2% in 2021 from 2020. The decrease was primarily due to increased benefits from cost savings initiatives (approximately 3 percentage points); lower costs related to marketing overhead (approximately 1 percentage point) and lower costs associated with cost savings initiatives (approximately 1 percentage point), partially offset by higher advertising and consumer promotion expenses (approximately 4 percentage points). The increase in advertising and consumer promotion expenses was primarily in Snacks due to increased support of Snyder's of Hanover pretzels, Snack Factory Pretzel Crisps and Kettle Brand potato chips, as well as in Meals & Beverages due to increased support of U.S. soup.
Administrative Expenses
Administrative expenses as a percent of sales were 6.9% in 2021 compared to 6.8% in 2020. Administrative expenses increased 7% in 2021 from 2020. The increase was primarily due to higher benefit-related costs (approximately 8 percentage points) and higher general administrative costs (approximately 5 percentage points), partially offset by lower costs associated with cost savings initiatives (approximately 5 percentage points) and increased benefits from cost savings initiatives (approximately 2 percentage points).
Other Expenses / (Income)
Other income was $45 million in 2021 compared to $22 million in 2020. Other income included pension settlement gains of $30 million in 2021 and $11 million in 2020. Excluding these amounts, the remaining increase in other income was primarily due to transition services fees, partially offset by lower net periodic benefit income.
Operating Earnings
Segment operating earnings increased 6% in 2021 from 2020.
An analysis of operating earnings by segment follows:

	Three Months Ended
(Millions)	January 31, 2021	January 26, 2020	% Change
Meals & Beverages	$258	$242	7
Snacks	144	136	6
	402	378	6
Corporate	17	(21)
Restructuring charges(1)	(18)	(7)
Earnings before interest and taxes	$401	$350
__________________________________________
(1)See Note 7 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals & Beverages increased 7%. The increase was primarily due to sales volume gains, partially offset by lower gross profit performance and higher administrative expenses.
Operating earnings from Snacks increased 6%. The increase was primarily due to sales volume gains and lower selling expenses, partially offset by higher marketing investment, increased administrative expenses and lower gross profit performance.
Corporate in 2021 included pension settlement gains of $30 million and costs of $4 million related to costs savings initiatives. Corporate in 2020 included costs of $18 million related to cost savings initiatives and pension settlement gains of $11 million. Excluding these amounts, the remaining decrease in expenses primarily reflects mark-to-market gains on outstanding commodity hedges.
Interest Expense
Interest expense decreased to $55 million in 2021 from $149 million in 2020. The decrease in interest expense was due to a loss on extinguishment of debt of $75 million in the prior year and lower levels of debt.
Taxes on Earnings
The effective tax rate was 29.4% in 2021 and 16.2% in 2020. The increase in the effective tax rate was primarily due to a $19 million deferred tax charge recognized in the second quarter of 2021 in connection with a legal entity reorganization as part of the continued integration of Snyder's-Lance and a tax benefit of $19 million we recognized in the second quarter in 2020 on the $64 million loss on the sale of the European chips business recorded in the first quarter of 2020. We were able to use the capital loss on the sale of the European chips business to offset a portion of the capital gain from the sale of the Arnott's and other international operations.

SIX-MONTH DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Six Months Ended
(Millions)	January 31, 2021	January 26, 2020	% Change
Meals & Beverages	$2,642	$2,418	9
Snacks	1,977	1,927	3
	$4,619	$4,345	6

An analysis of percent change of net sales by reportable segment follows:

	Meals & Beverages	Snacks	Total
Volume and mix	8%	2%	5%
Price and sales allowances	(1)	—	—
(Increased) / decreased promotional spending(1)	2	2	2
Divestiture	—	(1)	(1)
	9%	3%	6%
__________________________________________
(1)Represents revenue reductions from trade promotion and consumer coupon redemption programs.
In Meals & Beverages, sales increased 9% primarily due to gains across U.S. retail products, including gains in U.S. soup, V8 beverages, Prego pasta sauces and Campbell's pasta, partially offset by declines in foodservice. Volume increased in U.S. retail driven by COVID-19, with increased demand of food purchases for at-home consumption this year. Foodservice sales were negatively impacted by shifts in consumer behavior and continued COVID-19 related restrictions. Sales of U.S. soup increased 15% due to volume gains in condensed soups, ready-to-serve soups and broth and moderated promotional spending.
In Snacks, sales increased 3% reflecting a 1-point negative impact from the sale of the European chips business. Excluding the divestiture, sales increased driven by volume gains in the majority of our power brands and lower levels of promotional spending on supply constrained brands. The sales increase reflects gains in fresh bakery products, Late July snacks, Pop Secret popcorn and Kettle Brand potato chips, partially offset by declines in Lance sandwich crackers.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, increased by $116 million in 2021 from 2020. As a percent of sales, gross profit was 34.6% in 2021 and 34.1% in 2020.
The 0.5 percentage-point increase in gross profit percentage was due to the following factors:

Margin Impact
Productivity improvements	1.5
Lower level of promotional spending	1.2
Lower restructuring-related costs	0.1
Price and sales allowances	(0.2)
Cost inflation, supply chain costs and other factors(1)	(2.1)
0.5%
__________________________________________
(1)Includes an estimated positive margin impact of 0.9 from the benefit of operating leverage and cost savings initiatives, which was more than offset by cost inflation and other factors, including the impact of COVID-19.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 9.5% in 2021 compared to 10.2% in 2020. Marketing and selling expenses decreased 1% in 2021 from 2020. The decrease was primarily due to increased benefits from cost savings initiatives (approximately 3 percentage points); lower costs related to marketing overhead (approximately 2 percentage points) and lower selling expenses (approximately 1 percentage point), partially offset by higher advertising and consumer promotion expenses

(approximately 6 percentage points). The increase in advertising and consumer promotion expenses was primarily in Meals & Beverages due to increased support of U.S. soup.
Administrative Expenses
Administrative expenses as a percent of sales were 6.5% in 2021 and in 2020. Administrative expenses increased 6% in 2021 from 2020. The increase was primarily due to higher benefit-related costs (approximately 7 percentage points) and higher general administrative costs (approximately 4 percentage points), partially offset by lower costs associated with cost savings initiatives (approximately 4 percentage points) and increased benefits from cost savings initiatives (approximately 2 percentage points).
Other Expenses / (Income)
Other income was $63 million in 2021 compared to other expenses of $34 million in 2020. Other expenses / (income) included pension settlement gains of $34 million in 2021 and $11 million in 2020. Other expenses in 2020 included a loss of $64 million on the sale of the European chips business. Excluding these amounts, the remaining increase in other income was primarily due to an increase in transition services fees this year and investment losses in the prior year, partially offset by lower net periodic benefit income.
Operating Earnings
Segment operating earnings increased 11% in 2021 from 2020.
An analysis of operating earnings by segment follows:

	Six Months Ended
(Millions)	January 31, 2021	January 26, 2020	% Change
Meals & Beverages	$591	$524	13
Snacks	283	261	8
	874	785	11
Corporate	7	(108)
Restructuring charges(1)	(19)	(10)
Earnings before interest and taxes	$862	$667
__________________________________________
(1)See Note 7 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals & Beverages increased 13%. The increase was primarily due to sales volume gains and improved gross profit performance, partially offset by increased marketing investment and higher administrative expenses.
Operating earnings from Snacks increased 8%. The increase was primarily due to lower selling expenses and sales volume gains, partially offset by increased administrative expenses and lower gross profit performance.
Corporate in 2021 included pension settlement gains of $34 million and costs of $9 million related to costs savings initiatives. Corporate in 2020 included a loss of $64 million from the sale of the European chips business, costs of $26 million related to cost savings initiatives and pension settlement gains of $11 million. Excluding these amounts, the remaining decrease in expenses primarily reflects mark-to-market gains on outstanding commodity hedges.
Interest Expense
Interest expense decreased to $110 million in 2021 from $229 million in 2020. The decrease in interest expense was due to a loss on extinguishment of debt of $75 million in the prior year and lower levels of debt.
Taxes on Earnings
The effective tax rate was 26.4% in 2021 and 22.9% in 2020. The increase in the effective tax rate was primarily due to a $19 million deferred tax charge recognized in the second quarter of 2021 in connection with a legal entity reorganization as part of the continued integration of Snyder's-Lance and a $23 million tax benefit on the $64 million loss on the sale of the European chips business in the prior year.
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
Cost estimates, as well as timing for certain activities, are continuing to be developed.
A summary of the pre-tax charges (gains) recorded in Earnings from continuing operations related to these initiatives is as follows:

	Three Months Ended		Six Months Ended
(Millions, except per share amounts)	January 31, 2021	January 26, 2020	January 31, 2021	January 26, 2020	Recognized as of January 31, 2021
Restructuring charges	$18	$7	$19	$10	$257
Administrative expenses	6	13	10	21	321
Cost of products sold	(2)	2	(1)	2	75
Marketing and selling expenses	—	2	—	2	12
Research and development expenses	—	1	—	1	4
Total pre-tax charges	$22	$25	$28	$36	$669

Aggregate after-tax impact	$16	$19	$21	$27
Per share impact	$.05	$.06	$.07	$.09
A summary of the pre-tax costs in Earnings from discontinued operations associated with these initiatives is as follows:

(Millions)	Recognized as of January 31, 2021
Severance pay and benefits	$19
Implementation costs and other related costs	4
Total	$23
As of April 28, 2019, we incurred substantially all of the costs for actions associated with discontinued operations. All of the costs were cash expenditures.
A summary of the pre-tax costs in Earnings from continuing operations associated with these initiatives is as follows:

(Millions)	Recognized as of January 31, 2021
Severance pay and benefits	$219
Asset impairment/accelerated depreciation	80
Implementation costs and other related costs	370
Total	$669
The total estimated pre-tax costs for actions associated with continuing operations that have been identified are approximately $695 million to $725 million. This estimate will be updated as costs for the expanded initiatives are developed.
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
Of the aggregate $695 million to $725 million of pre-tax costs associated with continuing operations identified to date, we expect approximately $595 million to $625 million will be cash expenditures. In addition, we expect to invest approximately $455 million in capital expenditures through 2022, of which we invested $367 million as of January 31, 2021. The capital expenditures primarily relate to a U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, implementation of an SAP enterprise-resource planning system for Snyder's-Lance, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, optimization of information technology infrastructure and applications, insourcing of manufacturing for certain simple meal products, and optimization of the Snyder’s-Lance warehouse and distribution network.
We expect to incur the costs for the actions associated with continuing operations that have been identified to date through 2022 and to fund the costs through cash flows from operations and short-term borrowings.

We expect the initiatives for actions associated with continuing operations that have been identified to date to generate pre-tax savings of approximately $800 million to $810 million in 2021, and once all phases are implemented, to generate annual ongoing savings of approximately $850 million by the end of 2022. In the six-month period ended January 31, 2021, we generated an additional $35 million of pre-tax savings. The annual pre-tax savings associated with continuing operations generated were as follows:

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
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs in Earnings from continuing operations associated with segments is as follows:

	January 31, 2021
(Millions)	Three Months Ended	Six Months Ended	Costs Incurred to Date
Meals & Beverages	$1	$1	$221
Snacks	21	26	277
Corporate	—	1	171
Total	$22	$28	$669
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
Results of Campbell International were as follows:

	January 26, 2020
(Millions)	Three Months Ended	Six Months Ended
Net sales	$136	$359

Earnings before taxes from operations	$16	$53
Taxes on earnings from operations	4	17
Gain on sales of businesses / costs associated with selling the businesses	1,087	1,036
Tax expense on sales of businesses / costs associated with selling the businesses	62	38
Earnings from discontinued operations	$1,037	$1,034

LIQUIDITY AND CAPITAL RESOURCES
We expect foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations; long-term borrowings; short-term borrowings, which may include commercial paper; credit facilities; and cash and cash equivalents. We believe that our sources of financing will be adequate to meet our future requirements.
We generated cash flows from operations of $611 million in 2021, compared to $663 million in 2020. The decline in 2021 was primarily due to changes in working capital which reflect a significant increase in accounts payable in the prior year, partially offset by higher cash earnings.
Current assets are less than current liabilities as a result of our level of current maturities of long-term debt and short-term borrowings and our focus to lower core working capital requirements. We had negative working capital of $266 million as of January 31, 2021, and $690 million as of August 2, 2020. Total debt maturing within one year was $1,025 million as of January 31, 2021, and $1,202 million as of August 2, 2020.

Capital expenditures were $132 million in 2021 and $167 million in 2020. The decline was due to capital expenditures associated with discontinued operations in 2020. Capital expenditures are expected to total approximately $315 million in 2021. Capital expenditures in the first half of 2021 included the implementation of an SAP enterprise-resource planning system for Snyder's-Lance, chip capacity expansion projects, a Goldfish cracker capacity expansion project, and a Milano cookie capacity expansion project.
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
Dividend payments were $215 million in 2021 and $213 million in 2020. The regular quarterly dividends paid on our capital stock were $.35 per share in each of 2021 and 2020. On December 9, 2020, the Board of Directors approved an increase in the regular quarterly dividend from $.35 per share to $.37 per share, or 6%. They then declared a regular quarterly dividend of $.37 per share payable on February 1, 2021 to shareholders of record at the close of business on January 9, 2021. On March 4, 2021, the Board of Directors declared a regular quarterly dividend of $.37 per share payable on May 3, 2021 to shareholders of record at the close of business on April 8, 2021.
We suspended our share repurchases as of the second quarter of 2018. See Note 13 to the Consolidated Financial Statements for additional information.
In August 2019, we repaid and terminated the AUD $335 million, or $227 million, balance outstanding under our single-draw syndicated facility. The repayment was funded through the issuance of commercial paper.
As of January 31, 2021, we had $1,025 million of short-term borrowings due within one year, of which $100 million was comprised of commercial paper borrowings. As of January 31, 2021, we issued $36 million of standby letters of credit. On November 2, 2020, we entered into a committed revolving credit facility totaling $1,850 million that matures on November 2, 2023. The facility remained unused at January 31, 2021, except for $1 million of standby letters of credit that we issued under it. The facility contains customary covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense (as each is defined in the credit facility) of not less than 3.25:1.00, measured quarterly, and customary events of default for credit facilities of this type. Loans under this facility will bear interest at the rates specified in the facility, which vary based on the type of loan and certain other customary conditions. The facility supports our commercial paper program and other general corporate purposes. We expect to continue to access the commercial paper markets, bank credit lines and utilize cash flows from operations to support our short-term liquidity requirements.
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
•negative changes and volatility in financial and credit markets, deteriorating economic conditions and other external factors, including changes in laws and regulations; and
•unforeseen business disruptions in one or more of our markets due to political instability, civil disobedience, terrorism, armed hostilities, extreme weather conditions, natural disasters, pandemics or other calamities.
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
Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedure
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2021 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
b.Changes in Internal Control
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are likely to materially affect, such internal control over financial reporting during the quarter ended January 31, 2021.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Note 15 to the Consolidated Financial Statements and incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 6. Exhibits
The Index to Exhibits, which immediately precedes the signature page, is incorporated by reference into this Report.

INDEX TO EXHIBITS

10.1*	Third Amendment to the Campbell Soup Company Supplemental Retirement Plan, effective December 31, 2020.

31.1	Certification of Mark A. Clouse pursuant to Rule 13a-14(a).

31.2	Certification of Mick J. Beekhuizen pursuant to Rule 13a-14(a).

32.1	Certification of Mark A. Clouse pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Mick J. Beekhuizen pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Extension Definition Linkbase Document.

101.LAB	Inline XBRL Extension Label Linkbase Document.

101.PRE	Inline XBRL Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).

*This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 10, 2021

CAMPBELL SOUP COMPANY

By:	/s/ Mick J. Beekhuizen
Mick J. Beekhuizen
Executive Vice President and Chief Financial Officer

By:	/s/ Stanley Polomski
Stanley Polomski
Vice President and Controller