Form 10-Q
period 2021-05-02
CAMPBELL SOUP CO
filed 2021-06-09
CIK 16732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended	Commission File Number
May 2, 2021	1-3822

CAMPBELL SOUP COMPANY

New Jersey	21-0419870
State of Incorporation	I.R.S. Employer Identification No.
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

There were 303,051,488 shares of capital stock outstanding as of June 2, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CAMPBELL SOUP COMPANY
Consolidated Statements of Earnings
(unaudited)
(millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	May 2, 2021	April 26, 2020	May 2, 2021	April 26, 2020
Net sales	$1,984	$2,238	$6,603	$6,583
Costs and expenses
Cost of products sold	1,356	1,466	4,379	4,331
Marketing and selling expenses	202	239	642	682
Administrative expenses	153	154	452	436
Research and development expenses	22	25	61	69
Other expenses / (income)	(23)	81	(86)	115
Restructuring charges	2	—	21	10
Total costs and expenses	1,712	1,965	5,469	5,643
Earnings before interest and taxes	272	273	1,134	940
Interest expense	53	55	163	284
Interest income	—	—	1	3
Earnings before taxes	219	218	972	659
Taxes on earnings	53	52	252	153
Earnings from continuing operations	166	166	720	506
Earnings (loss) from discontinued operations	(6)	2	(6)	1,036
Net earnings	160	168	714	1,542
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	—
Net earnings attributable to Campbell Soup Company	$160	$168	$714	$1,542
Per Share — Basic
Earnings from continuing operations attributable to Campbell Soup Company	$.55	$.55	$2.38	$1.68
Earnings (loss) from discontinued operations	(.02)	.01	(.02)	3.43
Net earnings attributable to Campbell Soup Company	$.53	$.56	$2.36	$5.11
Weighted average shares outstanding — basic	303	302	303	302
Per Share — Assuming Dilution
Earnings from continuing operations attributable to Campbell Soup Company	$.54	$.55	$2.36	$1.66
Earnings (loss) from discontinued operations	(.02)	.01	(.02)	3.41
Net earnings attributable to Campbell Soup Company(1)	$.52	$.55	$2.34	$5.07
Weighted average shares outstanding — assuming dilution	305	304	305	304
(1) Sum of the individual amounts may not add due to rounding.
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Comprehensive Income
(unaudited)
(millions)

	Three Months Ended
	May 2, 2021			April 26, 2020
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings (loss)			$160			$168
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$7	$—	7	$(13)	$—	(13)
Cash-flow hedges:
Unrealized gains (losses) arising during the period	(2)	—	(2)	8	(2)	6
Reclassification adjustment for (gains) losses included in net earnings	2	—	2	1	—	1
Pension and other postretirement benefits:
Reclassification of prior service credit included in net earnings	(2)	1	(1)	(7)	2	(5)
Other comprehensive income (loss)	$5	$1	6	$(11)	$—	(11)
Total comprehensive income (loss)			$166			$157
Total comprehensive income (loss) attributable to noncontrolling interests			(1)			1
Total comprehensive income (loss) attributable to Campbell Soup Company			$167			$156

	Nine Months Ended
	May 2, 2021			April 26, 2020
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net earnings (loss)			$714			$1,542
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$14	$—	14	$(10)	$—	(10)
Reclassification of currency translation adjustments realized upon disposal of businesses	—	—	—	206	4	210
Cash-flow hedges:
Unrealized gains (losses) arising during period	(9)	1	(8)	9	(2)	7
Reclassification adjustment for (gains) losses included in net earnings	5	—	5	2	(1)	1
Pension and other postretirement benefits:
Reclassification of prior service credit included in net earnings	(4)	1	(3)	(21)	5	(16)
Other comprehensive income (loss)	$6	$2	8	$186	$6	192
Total comprehensive income (loss)			$722			$1,734
Total comprehensive income (loss) attributable to noncontrolling interests			(4)			1
Total comprehensive income (loss) attributable to Campbell Soup Company			$726			$1,733
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Balance Sheets
(unaudited)
(millions, except per share amounts)

	May 2, 2021	August 2, 2020
Current assets
Cash and cash equivalents	$209	$859
Accounts receivable, net	580	575
Inventories	860	871
Other current assets	92	80
Assets of business held for sale	122	—
Total current assets	1,863	2,385
Plant assets, net of depreciation	2,313	2,368
Goodwill	3,983	3,986
Other intangible assets, net of amortization	3,249	3,350
Other assets	322	283
Total assets	$11,730	$12,372
Current liabilities
Short-term borrowings	$204	$1,202
Payable to suppliers and others	1,086	1,049
Accrued liabilities	544	693
Dividends payable	115	107
Accrued income taxes	1	24
Liabilities of business held for sale	25	—
Total current liabilities	1,975	3,075
Long-term debt	4,997	4,994
Deferred taxes	999	914
Other liabilities	764	820
Total liabilities	8,735	9,803
Commitments and contingencies
Campbell Soup Company shareholders' equity
Preferred stock; authorized 40 shares; none issued	—	—
Capital stock, $0.0375 par value; authorized 560 shares; issued 323 shares	12	12
Additional paid-in capital	401	394
Earnings retained in the business	3,564	3,190
Capital stock in treasury, at cost	(986)	(1,023)
Accumulated other comprehensive income (loss)	2	(10)
Total Campbell Soup Company shareholders' equity	2,993	2,563
Noncontrolling interests	2	6
Total equity	2,995	2,569
Total liabilities and equity	$11,730	$12,372
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Cash Flows
(unaudited)
(millions)

	Nine Months Ended
	May 2, 2021	April 26, 2020
Cash flows from operating activities:
Net earnings	$714	$1,542
Adjustments to reconcile net earnings to operating cash flow
Restructuring charges	21	10
Stock-based compensation	51	47
Pension and postretirement benefit income	(87)	(11)
Depreciation and amortization	233	241
Deferred income taxes	99	35
Net gain on sales of businesses	—	(975)
Loss on extinguishment of debt	—	75
Investment losses	—	49
Other	66	74
Changes in working capital, net of divestitures
Accounts receivable	(4)	(121)
Inventories	(2)	118
Prepaid assets	(23)	(4)
Accounts payable and accrued liabilities	(149)	92
Other	(38)	(47)
Net cash provided by operating activities	881	1,125
Cash flows from investing activities:
Purchases of plant assets	(190)	(220)
Purchases of route businesses	(1)	(10)
Sales of route businesses	7	8
Sales of businesses, net of cash divested	—	2,537
Other	7	3
Net cash provided by (used in) investing activities	(177)	2,318
Cash flows from financing activities:
Short-term borrowings, including commercial paper and revolving line of credit	—	5,610
Short-term repayments, including commercial paper	(295)	(6,405)
Long-term borrowings	—	1,000
Long-term repayments	(721)	(499)
Dividends paid	(327)	(320)
Treasury stock issuances	2	23
Payments related to tax withholding for stock-based compensation	(15)	(10)
Payments related to extinguishment of debt	—	(1,768)
Payments of debt issuance costs	—	(9)
Net cash used in financing activities	(1,356)	(2,378)
Effect of exchange rate changes on cash	2	(2)
Net change in cash and cash equivalents	(650)	1,063
Cash and cash equivalents — beginning of period (including discontinued operations)	859	179
Cash and cash equivalents discontinued operations — end of period	—	—
Cash and cash equivalents — end of period	$209	$1,242
See accompanying Notes to Consolidated Financial Statements.

CAMPBELL SOUP COMPANY
Consolidated Statements of Equity
(unaudited)
(millions, except per share amounts)

	Campbell Soup Company Shareholders’ Equity
	Capital Stock				Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued		In Treasury						Total Equity
	Shares	Amount	Shares	Amount
Balance at January 26, 2020	323	$12	(21)	$(1,048)	$374	$3,151	$5	$5	$2,499
Net earnings (loss)						168		—	168
Other comprehensive income (loss)							(12)	1	(11)
Dividends ($.35 per share)						(107)			(107)
Treasury stock issued under management incentive and stock option plans			—	20	12	—			32
Balance at April 26, 2020	323	$12	(21)	$(1,028)	$386	$3,212	$(7)	$6	$2,581

Balance at July 28, 2019	323	$12	(22)	$(1,076)	$372	$1,993	$(198)	$9	$1,112
Net earnings (loss)						1,542		—	1,542
Divestiture								(4)	(4)
Other comprehensive income (loss)							191	1	192
Dividends ($1.05 per share)						(321)			(321)
Treasury stock issued under management incentive and stock option plans			1	48	14	(2)			60
Balance at April 26, 2020	323	$12	(21)	$(1,028)	$386	$3,212	$(7)	$6	$2,581

Balance at January 31, 2021	323	$12	(20)	$(990)	$388	$3,517	$(5)	$3	$2,925
Net earnings (loss)						160		—	160
Other comprehensive income (loss)							7	(1)	6
Dividends ($.37 per share)						(113)			(113)
Treasury stock issued under management incentive and stock option plans			—	4	13	—			17
Balance at May 2, 2021	323	$12	(20)	$(986)	$401	$3,564	$2	$2	$2,995

Balance at August 2, 2020	323	$12	(21)	$(1,023)	$394	$3,190	$(10)	$6	$2,569
Net earnings (loss)						714		—	714
Other comprehensive income (loss)							12	(4)	8
Dividends ($1.09 per share)						(334)			(334)
Treasury stock issued under management incentive and stock option plans			1	37	7	(6)			38
Balance at May 2, 2021	323	$12	(20)	$(986)	$401	$3,564	$2	$2	$2,995
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
Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued guidance that changes the disclosure requirements related to defined benefit pension and postretirement plans. The guidance is effective for fiscal years ending after December 15, 2020. The guidance is to be applied on a retrospective basis. The adoption will not have a material impact on our consolidated financial statements.
In December 2019, the FASB issued guidance on simplifying the accounting for income taxes. The guidance removes certain exceptions to the general principles of accounting for income taxes and also improves consistent application of accounting by clarifying or amending existing guidance. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those years. Early adoption is permitted. The adoption is not expected to have a material impact on our consolidated financial statements.
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
Results of Campbell International in 2020 were as follows:

Nine Months Ended
April 26, 2020
Net sales	$359

Earnings before taxes from operations	$53
Taxes on earnings from operations	17
Gain on sales of businesses / costs associated with selling the businesses	1,039
Tax expense on sales of businesses / costs associated with selling the businesses	39
Earnings from discontinued operations	$1,036
In the third quarter of 2021, we recognized a $6 Loss from discontinued operations due to tax expense from return-to- provision adjustments related to the sales of the businesses.
Under the terms of the sale of the Arnott's and other international operations, we entered into a long-term licensing arrangement for the exclusive rights to certain Campbell brands in certain non-U.S. markets. We provide certain transition services to support the divested business.
Cash flow activity of Campbell International included the following:

Nine Months Ended
April 26, 2020
Cash flows from discontinued operating activities:
Net gain on sales of discontinued operations businesses	$1,039

Cash flows from discontinued investing activities:
Capital expenditures	$30
Sales of discontinued operations businesses, net of cash divested	$2,466
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
Pending Divestiture
Subsequent to the end of the quarter, on May 3, 2021, we completed the sale of our Plum baby food and snacks business for $101, subject to certain post-closing adjustments. The purchase agreement contained customary representations, warranties, indemnifications and other obligations between us and the buyer. In addition, we have agreed to indemnify the buyer for certain claims against the Plum baby food and snacks business alleging the presence of heavy metals in the products manufactured or sold on or prior to May 2, 2021, that were pending at the time of closing of the transaction or are asserted within two years thereafter.
The after-tax gain on sale was not material. The business had net sales of $22 and $68 for the three- and nine-month periods ended May 2, 2021, and $27 and $79 for the three- and nine-month periods ended April 26, 2020, respectively. Earnings were not material in the periods. The results of the business through the date of sale are reflected in continuing operations within the Meals & Beverages reportable segment. The assets and liabilities of the business have been reflected as current Assets of business held for sale and current Liabilities of business held for sale as of May 2, 2021. The assets and liabilities were as follows:

May 2, 2021
Accounts receivable, net	$1
Inventories	15
Plant assets, net of depreciation	24
Goodwill	12
Other intangible assets, net of amortization	70
Total assets	$122

Payable to suppliers and others	$10
Accrued liabilities	1
Deferred taxes	14
Total liabilities	$25

4. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) consisted of the following:

	Foreign Currency Translation Adjustments(1)	Gains (Losses) on Cash Flow Hedges(2)	Pension and Postretirement Benefit Plan Adjustments(3)	Total Accumulated Comprehensive Income (Loss)
Balance at July 28, 2019	$(218)	$(9)	$29	$(198)
Other comprehensive income (loss) before reclassifications	(11)	7	—	(4)
Amounts reclassified from accumulated other comprehensive income (loss)(4)	210	1	(16)	195
Net current-period other comprehensive income (loss)	199	8	(16)	191
Balance at April 26, 2020	$(19)	$(1)	$13	$(7)

Balance at August 2, 2020	$(10)	$(7)	$7	$(10)
Other comprehensive income (loss) before reclassifications	18	(8)	—	10
Amounts reclassified from accumulated other comprehensive income (loss)	—	5	(3)	2
Net current-period other comprehensive income (loss)	18	(3)	(3)	12
Balance at May 2, 2021	$8	$(10)	$4	$2
_____________________________________
(1)Included no tax as of May 2, 2021, August 2, 2020, and April 26, 2020 and tax expense of $4 as of July 28, 2019.
(2)Included a tax benefit of $2 as of May 2, 2021, $1 as of August 2, 2020, tax expense of $1 as of April 26, 2020, and a tax benefit of $2 as of July 28, 2019.
(3)Included tax expense of $1 as of May 2, 2021, $2 as of August 2, 2020, $3 as of April 26, 2020, and $8 as of July 28, 2019.
(4)Reflects amounts reclassified from sales of businesses. See Note 3 for additional information.
Amounts related to noncontrolling interests were not material.

The amounts reclassified from Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	May 2, 2021	April 26, 2020	May 2, 2021	April 26, 2020	Location of (Gain) Loss Recognized in Earnings
Foreign currency translation adjustments:
Currency translation (gains) losses realized upon disposal of businesses	$—	$—	$—	$23	Other expenses / (income)
Currency translation (gains) losses realized upon disposal of businesses	—	—	—	183	Earnings (loss) from discontinued operations
Total before tax	—	—	—	206
Tax expense (benefit)	—	—	—	4
(Gain) loss, net of tax	$—	$—	$—	$210

(Gains) losses on cash flow hedges:
Foreign exchange forward contracts	$2	$1	$4	$—	Cost of products sold
Foreign exchange forward contracts	—	—	—	1	Earnings (loss) from discontinued operations
Forward starting interest rate swaps	—	—	1	1	Interest expense
Total before tax	2	1	5	2
Tax expense (benefit)	—	—	—	(1)
(Gain) loss, net of tax	$2	$1	$5	$1

Pension and postretirement benefit adjustments:
Prior service credit	$(2)	$(7)	$(4)	$(21)	Other expenses / (income)
Tax expense (benefit)	1	2	1	5
(Gain) loss, net of tax	$(1)	$(5)	$(3)	$(16)

5. Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the carrying amount of goodwill by business segment:

	Meals & Beverages	Snacks	Total
Net balance at August 2, 2020	$975	$3,011	$3,986
Amounts reclassified to Assets of business held for sale(1)	(12)	—	(12)
Foreign currency translation adjustment	9	—	9
Net balance at May 2, 2021	$972	$3,011	$3,983
_____________________________________
(1) See Note 3 for additional information.

Intangible Assets
The following table summarizes balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	May 2, 2021			August 2, 2020
Intangible Assets	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships	$851	$(143)	$708	$851	$(112)	$739
Non-amortizable intangible assets
Trademarks			2,611			2,611
Subtotal			$3,319			$3,350
Amounts reclassified to Assets of business held for sale(1)			(70)			—
Total net intangible assets			$3,249			$3,350
___________________________________
(1)Customer relationships and Trademarks of $8 and $62, respectively, were reclassified to Assets of business held for sale. See Note 3 for additional information.
Non-amortizable intangible assets consist of trademarks. As of May 2, 2021, trademarks primarily included $1,978 associated with Snyder's-Lance. Of the carrying values of all indefinite-lived trademarks, $620 related to the Snyder's of Hanover trademark, $292 related to the Pace trademark, and $280 related to the Pacific Foods trademark.
Amortization of intangible assets in Earnings from continuing operations was $31 and $33 for the nine-month periods ended May 2, 2021, and April 26, 2020, respectively. As of May 2, 2021, amortizable intangible assets had a weighted-average remaining useful life of 18 years. Amortization expense for the next 5 years is estimated to be approximately $41 per year.
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

	Three Months Ended		Nine Months Ended
	May 2, 2021	April 26, 2020	May 2, 2021	April 26, 2020
Net sales
Meals & Beverages	$1,039	$1,210	$3,681	$3,628
Snacks	945	1,028	2,922	2,955
Total	$1,984	$2,238	$6,603	$6,583

	Three Months Ended		Nine Months Ended
	May 2, 2021	April 26, 2020	May 2, 2021	April 26, 2020
Earnings before interest and taxes
Meals & Beverages	$179	$275	$770	$799
Snacks	109	154	392	415
Corporate(1)	(14)	(156)	(7)	(264)
Restructuring charges(2)	(2)	—	(21)	(10)
Total	$272	$273	$1,134	$940
_______________________________________
(1)Represents unallocated items. Pension benefit settlement adjustments are included in Corporate. There were settlement gains of $4 and $38 in the three- and nine-month periods ended May 2, 2021, and charges of $54 and $43 in the three- and nine-month periods ended April 26, 2020, respectively. A loss of $45 on Acre Venture Partners, L.P. (Acre) was included in the three- and nine-month periods ended April 26, 2020. A loss of $64 on the sale of our European chips business was included in the nine-month period ended April 26, 2020. Costs related to the cost savings initiatives were $13 and $14 in the three-month periods and $22 and $40 in the nine-month periods ended May 2, 2021, and April 26, 2020, respectively.
(2)See Note 7 for additional information.
Our net sales based on product categories are as follows:

	Three Months Ended		Nine Months Ended
	May 2, 2021	April 26, 2020	May 2, 2021	April 26, 2020
Net sales
Soup	$544	$681	$2,164	$2,144
Snacks	961	1,040	2,958	3,005
Other simple meals	278	324	896	886
Beverages	201	193	585	548
Total	$1,984	$2,238	$6,603	$6,583
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
Cost estimates, as well as timing for certain activities, are continuing to be developed.
A summary of the pre-tax charges recorded in Earnings from continuing operations related to these initiatives is as follows:

	Three Months Ended		Nine Months Ended
	May 2, 2021	April 26, 2020	May 2, 2021	April 26, 2020	Recognized as of May 2, 2021
Restructuring charges	$2	$—	$21	$10	$259
Administrative expenses	11	10	21	31	332
Cost of products sold	2	4	1	6	77
Marketing and selling expenses	—	—	—	2	12
Research and development expenses	—	—	—	1	4
Total pre-tax charges	$15	$14	$43	$50	$684

A summary of the pre-tax costs in Earnings from discontinued operations associated with these initiatives is as follows:

Recognized as of May 2, 2021
Severance pay and benefits	$19
Implementation costs and other related costs	4
Total	$23
As of April 28, 2019, we incurred substantially all of the costs for actions associated with discontinued operations. All of the costs were cash expenditures.
A summary of the pre-tax costs in Earnings from continuing operations associated with the initiatives is as follows:

Recognized as of May 2, 2021
Severance pay and benefits	$221
Asset impairment/accelerated depreciation	81
Implementation costs and other related costs	382
Total	$684
The total estimated pre-tax costs for actions associated with continuing operations that have been identified are approximately $700 to $730 and we expect to incur the costs through 2022. This estimate will be updated as costs for the expanded initiatives are developed.
We expect the costs for actions associated with continuing operations that have been identified to date to consist of the following: approximately $220 to $225 in severance pay and benefits; approximately $85 in asset impairment and accelerated depreciation; and approximately $395 to $420 in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 32%; Snacks - approximately 44%; and Corporate - approximately 24%.
Of the aggregate $700 to $730 of pre-tax costs associated with continuing operations identified to date, we expect approximately $600 to $630 will be cash expenditures. In addition, we expect to invest approximately $430 in capital expenditures through 2022, of which we invested $382 as of May 2, 2021. The capital expenditures primarily relate to a U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, implementation of our existing SAP enterprise-resource planning system for Snyder's-Lance, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, optimization of information technology infrastructure and applications and optimization of the Snyder’s-Lance warehouse and distribution network.
A summary of the restructuring activity and related reserves associated with continuing operations at May 2, 2021, is as follows:

	Severance Pay and Benefits	Implementation Costs and Other Related Costs(3)	Asset Impairment/Accelerated Depreciation	Other Non-Cash Exit Costs(4)	Total Charges
Accrued balance at August 2, 2020(1)	$15
2021 charges	6	19	14	4	$43
2021 cash payments	(12)
Accrued balance at May 2, 2021(2)	$9
__________________________________
(1)Includes $3 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.
(2)Includes $2 of severance pay and benefits recorded in Other liabilities in the Consolidated Balance Sheet.
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

Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs in Earnings from continuing operations associated with segments is as follows:

	May 2, 2021
	Three Months Ended	Nine Months Ended	Costs Incurred to Date
Meals & Beverages	$1	$2	$222
Snacks	13	39	290
Corporate	1	2	172
Total	$15	$43	$684
In addition, in the second quarter of 2021, we recorded a $19 deferred tax charge in connection with a legal entity reorganization as part of the continued integration of Snyder's-Lance.
8. Earnings per Share (EPS)
For the periods presented in the Consolidated Statements of Earnings, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options and other share-based payment awards, except when such effect would be antidilutive. The earnings per share calculation for the three- and nine-month periods ended May 2, 2021, and April 26, 2020, excludes approximately 1 million stock options that would have been antidilutive.
9. Pension and Postretirement Benefits
Components of net benefit expense (income) were as follows:

	Three Months Ended				Nine Months Ended
	Pension		Postretirement		Pension		Postretirement
	May 2, 2021	April 26, 2020	May 2, 2021	April 26, 2020	May 2, 2021	April 26, 2020	May 2, 2021	April 26, 2020
Service cost	$5	$4	$—	$—	$14	$14	$—	$—
Interest cost	10	14	1	2	30	48	3	5
Expected return on plan assets	(31)	(31)	—	—	(92)	(100)	—	—
Amortization of prior service cost	—	—	(2)	(7)	—	—	(4)	(21)
Settlement charges (gains)	(4)	54	—	—	(38)	43	—	—
Net periodic benefit expense (income)	$(20)	$41	$(1)	$(5)	$(86)	$5	$(1)	$(16)
The components of net periodic benefit expense (income) other than the service cost component associated with continuing operations are included in Other expenses / (income) in the Consolidated Statements of Earnings.
The settlement charges (gains) resulted from the level of lump sum distributions associated with U.S. and Canadian pension plans.
Net periodic pension benefit expense (income) associated with discontinued operations was not material for the nine-month period ended April 26, 2020.

10. Leases
The components of lease costs were as follows:

	Three Months Ended		Nine Months Ended
	May 2, 2021	April 26, 2020	May 2, 2021	April 26, 2020
Operating lease cost	$20	$20	$60	$60
Finance lease - amortization of right-of-use (ROU) assets	1	1	3	2
Short-term lease cost	11	11	32	31
Variable lease cost(1)	45	43	137	129
Sublease income	(1)	(1)	(2)	(3)
Total(2)	$76	$74	$230	$219
__________________________________________
(1)Includes labor and other overhead in our service contracts with embedded leases.
(2)Total lease cost of $4 for the nine-month period ended April 26, 2020, related to discontinued operations.
The following tables summarize the lease amounts recorded in the Consolidated Balance Sheets:

	Operating Leases
	Balance Sheet Location	May 2, 2021	August 2, 2020
ROU assets, net	Other assets	$236	$254
Lease liabilities (current)	Accrued liabilities	$57	$67
Lease liabilities (noncurrent)	Other liabilities	$178	$184

	Finance Leases
	Balance Sheet Location	May 2, 2021	August 2, 2020
ROU assets, net	Plant assets, net of depreciation	$10	$10
Lease liabilities (current)	Short-term borrowings	$4	$3
Lease liabilities (noncurrent)	Long-term debt	$7	$7
The following table summarizes cash flow and other information related to leases:

	Nine Months Ended
	May 2, 2021	April 26, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$60	$59
Financing cash flows from finance leases	$3	$1

ROU assets obtained in exchange for lease obligations:
Operating leases	$39	$77
Finance leases	$4	$8

ROU assets divested with businesses sold:
Operating leases	$—	$18
Finance leases	$—	$5

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
Concentration of Credit Risk
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we enter into contracts only with carefully selected, leading, credit-worthy financial institutions, and distribute contracts among several financial institutions to reduce the concentration of credit risk. We did not have credit-risk-related contingent features in our derivative instruments as of May 2, 2021, or August 2, 2020.
We are also exposed to credit risk from our customers. During 2020, our largest customer accounted for approximately 21% of consolidated net sales from continuing operations. Our five largest customers accounted for approximately 44% of our consolidated net sales from continuing operations in 2020.
We closely monitor credit risk associated with counterparties and customers.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk related to third-party transactions and intercompany transactions, including intercompany debt. Principal currencies hedged include the Canadian dollar and, prior to the sale of Arnott's and other international operations, the Australian dollar. We utilize foreign exchange forward purchase and sale contracts to hedge these exposures. The contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge portions of our forecasted foreign currency transaction exposure with foreign exchange forward contracts for periods typically up to 18 months. To hedge currency exposures related to intercompany debt, we enter into foreign exchange forward purchase and sale contracts for periods consistent with the underlying debt. The notional amount of foreign exchange forward contracts accounted for as cash-flow hedges was $128 as of May 2, 2021, and $164 as of August 2, 2020. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. For derivatives that are designated and qualify as hedging instruments, the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in earnings under a systematic and rational method over the life of the hedging instrument and is presented in the same statement of earnings line item as the earnings effect of the hedged item. Any difference between the change in the fair value of the hedge components excluded from the assessment of effectiveness and the amounts recognized in earnings is recorded as a component of other comprehensive income (loss). The notional amount of foreign exchange forward contracts that are not designated as accounting hedges was $14 as of May 2, 2021, and $19 as of August 2, 2020.
Interest Rate Risk
We manage our exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps in order to maintain our variable-to-total debt ratio within targeted guidelines. Receive fixed rate/pay variable rate interest rate swaps are accounted for as fair-value hedges. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of a fair-value hedge, along with the gain or loss on the underlying hedged asset or liability, are recorded in current-period earnings. We manage our exposure to interest rate volatility on future debt issuances by entering into forward starting interest rate swaps or treasury rate lock contracts to lock in the rate on the interest payments related to the anticipated debt issuances. The contracts are either designated as cash-flow hedging instruments or are undesignated. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), and reclassified into interest expense over the life of the debt. The change in fair value on undesignated instruments is recorded in interest expense. There were no forward starting interest rate swaps or treasury rate lock contracts outstanding as of May 2, 2021, or August 2, 2020.
Commodity Price Risk
We principally use a combination of purchase orders and various short- and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, soybean oil, diesel fuel, natural gas, cocoa, aluminum, corn, soybean meal, and butter. Commodity futures, options, and swap contracts are either designated as cash-flow hedging instruments or are undesignated. We hedge a portion of commodity requirements for periods typically up to 18 months. The notional amount of commodity contracts designated as cash flow hedges was $18 as of May 2, 2021. There were no commodity contracts designated as cash flow hedges as of August 2, 2020. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. The notional amount of commodity contracts not designated as accounting hedges was $203 as of May 2, 2021, and $137 as of August 2, 2020.
We have a supply contract under which prices for certain raw materials are established based on anticipated volume requirements over a twelve-month period. Certain prices under the contract are based in part on certain component parts of the raw materials that are in excess of our needs or not required for our operations, thereby creating an embedded derivative requiring bifurcation. We net settle amounts due under the contract with our counterparty. The notional value was approximately $61 as of May 2, 2021, and $34 as of August 2, 2020.
Unrealized gains (losses) and settlements are included in Cost of products sold in our Consolidated Statements of Earnings.
Equity Price Risk
We enter into swap contracts which hedge a portion of exposures relating to certain deferred compensation obligations linked to the total return of our capital stock, the total return of the Vanguard Institutional Index Institutional Plus Shares, and the total return of the Vanguard Total International Stock Index. Under these contracts, we pay variable interest rates and receive from the counterparty either: the total return on our capital stock; the total return of the Standard & Poor's 500 Index, which is expected to approximate the total return of the Vanguard Institutional Index Institutional Plus Shares; or the total return of the iShares MSCI EAFE Index, which is expected to approximate the total return of the Vanguard Total International Stock Index. These contracts were not designated as hedges for accounting purposes. Unrealized gains (losses) and settlements are included in Administrative expenses in the Consolidated Statements of Earnings. We enter into these contracts for periods typically not exceeding 12 months. The notional amounts of the contracts were $35 as of May 2, 2021, and $22 as of August 2, 2020.
The following table summarizes the fair value of derivative instruments on a gross basis as recorded in the Consolidated Balance Sheets as of May 2, 2021, and August 2, 2020:

	Balance Sheet Classification	May 2, 2021	August 2, 2020
Asset Derivatives
Derivatives designated as hedges:
Commodity derivative contracts	Other current assets	$2	$—
Foreign exchange forward contracts	Other current assets	—	1
Total derivatives designated as hedges		$2	$1
Derivatives not designated as hedges:
Commodity derivative contracts	Other current assets	$35	$7
Deferred compensation derivative contracts	Other current assets	2	4
Commodity derivative contracts	Other assets	3	—
Total derivatives not designated as hedges		$40	$11
Total asset derivatives		$42	$12

	Balance Sheet Classification	May 2, 2021	August 2, 2020
Liability Derivatives
Derivatives designated as hedges:
Foreign exchange forward contracts	Accrued liabilities	$7	$2
Total derivatives designated as hedges		$7	$2
Derivatives not designated as hedges:
Commodity derivative contracts	Accrued liabilities	$—	$9
Total derivatives not designated as hedges		$—	$9
Total liability derivatives		$7	$11
We do not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if we were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheets as of May 2, 2021, and August 2, 2020, would be adjusted as detailed in the following table:

	May 2, 2021			August 2, 2020
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amount
Total asset derivatives	$42	$—	$42	$12	$(4)	$8
Total liability derivatives	$7	$—	$7	$11	$(4)	$7
We are required to maintain cash margin accounts in connection with funding the settlement of open positions for exchange-traded commodity derivative instruments. A cash margin liability balance of $11 at May 2, 2021, and an asset balance of $8 at August 2, 2020, were included in Accrued liabilities and Other current assets, respectively, in the Consolidated Balance Sheets.
The following tables show the effect of our derivative instruments designated as cash-flow hedges for the three- and nine-month periods ended May 2, 2021, and April 26, 2020, in other comprehensive income (loss) (OCI) and the Consolidated Statements of Earnings:

		Total Cash-Flow Hedge OCI Activity
Derivatives Designated as Cash-Flow Hedges		May 2, 2021	April 26, 2020
Three Months Ended
OCI derivative gain (loss) at beginning of quarter		$(12)	$(9)
Effective portion of changes in fair value recognized in OCI:
Commodity contracts		2	—
Foreign exchange forward contracts		(4)	8
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	2	1
OCI derivative gain (loss) at end of quarter		$(12)	$—

Nine Months Ended
OCI derivative gain (loss) at beginning of year		$(8)	$(11)
Effective portion of changes in fair value recognized in OCI:
Commodity contracts		2	—
Foreign exchange forward contracts		(11)	9
Amount of (gain) loss reclassified from OCI to earnings:	Location in Earnings
Foreign exchange forward contracts	Cost of products sold	4	—
Foreign exchange forward contracts	Earnings (loss) from discontinued operations	—	1
Forward starting interest rate swaps	Interest expense	1	1
OCI derivative gain (loss) at end of quarter		$(12)	$—
Based on current valuations, the amount expected to be reclassified from OCI into earnings within the next 12 months is a loss of $6.

The following tables show the effect of our derivative instruments designated as cash-flow hedges for the three- and nine-month periods ended May 2, 2021, and April 26, 2020, in the Consolidated Statements of Earnings:

	Three Months Ended
	May 2, 2021		April 26, 2020
	Cost of products sold	Interest expense	Cost of products sold	Earnings from discontinued operations	Interest expense
Consolidated Statements of Earnings:	$1,356	$53	$1,466	$2	$55

(Gain) loss on Cash Flow Hedges:
Amount of (gain) loss reclassified from OCI to earnings	$2	$—	$1	$—	$—
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	$—	$—	$—	$—	$—

	Nine Months Ended
	May 2, 2021		April 26, 2020
	Cost of products sold	Interest expense	Cost of product sold	Earnings from discontinued operations	Interest expense
Consolidated Statements of Earnings:	$4,379	$163	$4,331	$1,036	$284

(Gain) loss on Cash Flow Hedges:
Amount of (gain) loss reclassified from OCI to earnings	$4	$1	$—	$1	$1
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	$—	$—	$—	$—	$—
The following table shows the effects of our derivative instruments not designated as hedges for the three- and nine-month periods ended May 2, 2021, and April 26, 2020, in the Consolidated Statements of Earnings:

		Amount of (Gain) Loss Recognized in Earnings on Derivatives
Derivatives not Designated as Hedges	Location of (Gain) Loss Recognized in Earnings	Three Months Ended		Nine Months Ended
		May 2, 2021	April 26, 2020	May 2, 2021	April 26, 2020
Foreign exchange forward contracts	Cost of products sold	$1	$(1)	$2	$(1)
Foreign exchange forward contracts	Other expenses / (income)	—	—	—	2
Commodity derivative contracts	Cost of products sold	(24)	31	(39)	27
Deferred compensation derivative contracts	Administrative expenses	(3)	5	(6)	1
Treasury rate lock contracts	Interest expense	—	—	—	(3)
Total (gain) loss at end of quarter		$(26)	$35	$(43)	$26

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our financial assets and liabilities that are measured at fair value on a recurring basis as of May 2, 2021, and August 2, 2020, consistent with the fair value hierarchy:

	Fair Value as of May 2, 2021	Fair Value Measurements at May 2, 2021 Using Fair Value Hierarchy			Fair Value as of August 2, 2020	Fair Value Measurements at August 2, 2020 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts(1)	$—	$—	$—	$—	$1	$—	$1	$—
Commodity derivative contracts(2)	40	21	18	1	7	3	2	2
Deferred compensation derivative contracts(3)	2	—	2	—	4	—	4	—
Deferred compensation investments(4)	3	3	—	—	3	3	—	—
Total assets at fair value	$45	$24	$20	$1	$15	$6	$7	$2

	Fair Value as of May 2, 2021	Fair Value Measurements at May 2, 2021 Using Fair Value Hierarchy			Fair Value as of August 2, 2020	Fair Value Measurements at August 2, 2020 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Foreign exchange forward contracts(1)	$7	$—	$7	$—	$2	$—	$2	$—
Commodity derivative contracts(2)	—	—	—	—	9	5	4	—
Deferred compensation obligation(4)	101	101	—	—	92	92	—	—
Total liabilities at fair value	$108	$101	$7	$—	$103	$97	$6	$—
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

The following table summarizes the changes in fair value of Level 3 assets and liabilities for the nine-month periods ended May 2, 2021, and April 26, 2020:

	Nine Months Ended
	May 2, 2021	April 26, 2020(1)
Fair value at beginning of year	$2	$76
Gains (losses)	2	(46)
Purchases	—	1
Settlements	(3)	(1)
Fair value at end of quarter	$1	$30
___________________________________
(1)Primarily represented investments in equity securities that were not readily marketable and were accounted for under the fair value option. The investments were funded by Acre, a limited partnership in which we were the sole limited partner. Fair value was based on analyzing recent transactions and transactions of comparable companies, and the discounted cash flow method. In addition, allocation methods, including the option pricing method, were used in distributing fair value among various equity holders according to rights and preferences. We entered into an agreement to sell our interest in Acre on April 26, 2020, and completed the sale on May 8, 2020. As a result of the pending sale, we adjusted the fair value as of April 26, 2020 based on the proceeds.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value.
There were no cash equivalents at May 2, 2021, and $157 at August 2, 2020. Cash equivalents represent fair value as these highly liquid investments have an original maturity of three months or less. Fair value of cash equivalents is based on Level 2 inputs.
The fair value of short- and long-term debt was $5,641 at May 2, 2021, and $6,995 at August 2, 2020. The carrying value was $5,201 at May 2, 2021, and $6,196 at August 2, 2020. The fair value of long-term debt is principally estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.
13. Share Repurchases
In March 2017, the Board authorized a strategic share repurchase program to purchase up to $1,500 (March 2017 program). The March 2017 program has no expiration date, but it may be suspended or discontinued at any time. In addition to the March 2017 program, we had a separate Board authorization to purchase shares to offset the impact of dilution from shares issued under our stock compensation programs (anti-dilutive program). We suspended all of our share repurchases, including our anti-dilutive program, as of the second quarter of 2018. Approximately $1,296 remained available under the March 2017 program as of May 2, 2021, which remains suspended.
In June 2021, the Board authorized a new anti-dilutive share repurchase program of up to $250 (June 2021 program) to offset the impact of dilution from shares issued under our stock compensation programs. The June 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the June 2021 program may be made in open-market or privately negotiated transactions.
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
In determining stock-based compensation expense, we estimate forfeitures expected to occur. Total pre-tax stock-based compensation expense and tax-related benefits recognized in Earnings from continuing operations were as follows:

	Three Months Ended		Nine Months Ended
	May 2, 2021	April 26, 2020	May 2, 2021	April 26, 2020
Total pre-tax stock-based compensation expense	$17	$14	$51	$45
Tax-related benefits	$3	$3	$9	$9
In the nine-month period ended April 26, 2020, total pre-tax stock-based compensation expense recognized in Earnings from discontinued operations was $2. The tax-related benefits were not material.

The following table summarizes stock option activity as of May 2, 2021:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)		(In years)
Outstanding at August 2, 2020	1,423	$45.42
Granted	—	$—
Exercised	(51)	$33.65
Terminated	—	$—
Outstanding at May 2, 2021	1,372	$45.61	6.2	$6
Exercisable at May 2, 2021	1,079	$48.36	5.8	$3
The total intrinsic value of options exercised during the nine-month period ended May 2, 2021 was not material. The total intrinsic value of options exercised during the nine-month period ended April 26, 2020 was $2. We measured the fair value of stock options using the Black-Scholes option pricing model.
We expense stock options on a straight-line basis over the vesting period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of May 2, 2021, total remaining unearned compensation related to nonvested stock options was $1, which will be amortized over the weighted-average remaining service period of less than one year.
The following table summarizes time-lapse restricted stock units, EPS performance restricted stock units and FCF performance restricted stock units as of May 2, 2021:

	Units	Weighted-Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at August 2, 2020	1,866	$43.18
Granted	887	$48.43
Vested	(790)	$42.82
Forfeited	(129)	$46.59
Nonvested at May 2, 2021	1,834	$45.64
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
In 2019, we issued approximately 388 thousand FCF performance restricted stock units for which vesting is contingent upon achievement of free cash flow (defined as Net cash provided by operating activities less capital expenditures and certain investing and financing activities) compared to annual operating plan objectives over a three-year period. An annual objective was established each fiscal year for three consecutive years. Performance against these objectives will be averaged at the end of the three-year period to determine the number of underlying units that will vest at the end of the three years. The actual number of FCF performance restricted stock units issued at the vesting date could range from 0% to 200% of the initial grant depending on actual performance achieved. The fair value of FCF performance restricted stock units is based upon the quoted price of our stock at the date of grant. We expense FCF performance restricted stock units over the requisite service period of each objective. As of November 1, 2020, we have granted all of the issued FCF performance restricted stock units, which are included in the table above. There were 241 thousand FCF performance target grants outstanding at May 2, 2021, with a weighted-average grant-date fair value of $44.10.
As of May 2, 2021, total remaining unearned compensation related to nonvested time-lapse restricted stock units and FCF performance restricted units was $38, which will be amortized over the weighted-average remaining service period of 1.7 years. The fair value of restricted stock units vested during the nine-month periods ended May 2, 2021, and April 26, 2020, was $38, and $34, respectively. The weighted-average grant-date fair value of the restricted stock units granted during the nine-month period ended April 26, 2020 was $46.77.
The following table summarizes TSR performance restricted stock units as of May 2, 2021:

	Units	Weighted-Average Grant-Date Fair Value
	(Restricted stock units in thousands)
Nonvested at August 2, 2020	1,254	$47.83
Granted	521	$54.93
Vested	(236)	$39.39
Forfeited	(296)	$42.66
Nonvested at May 2, 2021	1,243	$53.63
We estimated the fair value of TSR performance restricted stock units at the grant date using a Monte Carlo simulation.
Assumptions used in the Monte Carlo simulation were as follows:

	2021	2020
Risk-free interest rate	0.15%	1.48%
Expected dividend yield	2.85%	2.95%
Expected volatility	29.99%	27.01%
Expected term	3 years	3 years
We recognize compensation expense on a straight-line basis over the service period, except for awards issued to retirement eligible participants, which we expense on an accelerated basis. As of May 2, 2021, total remaining unearned compensation related to TSR performance restricted stock units was $30, which will be amortized over the weighted-average remaining service period of 1.8 years. In the first quarter of 2021, recipients of TSR performance restricted stock units earned 50% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 31, 2020. In the first quarter of 2020, recipients of TSR performance restricted stock units earned 0% of the initial grants based upon our TSR ranking in a performance peer group during a three-year period ended July 26, 2019. The fair value of TSR performance restricted stock units vested during the nine-month period ended May 2, 2021 was $11. The grant-date fair value of the TSR performance restricted stock units granted during 2020 was $63.06.
The excess tax benefits of $1 in the nine-month periods ended May 2, 2021 and April 26, 2020, on the exercise of stock options and vested restricted stock were presented as cash flows from operating activities. Cash received from the exercise of stock options was $2 and $23 for the nine-month periods ended May 2, 2021, and April 26, 2020, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
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
On January 7, 2019, three purported shareholder class action lawsuits pending in the United States District Court for the District of New Jersey (the Court) were consolidated under the caption, In re Campbell Soup Company Securities Litigation,

Civ. No. 1:18-cv-14385-NLH-JS (the Action). Oklahoma Firefighters Pension and Retirement System was appointed lead plaintiff in the Action and, on March 1, 2019, filed an amended consolidated complaint. The company, Denise Morrison (the company's former President and Chief Executive Officer), and Anthony DiSilvestro (the company's former Senior Vice President and Chief Financial Officer) are defendants in the Action. The amended consolidated complaint alleges that, in public statements between July 19, 2017 and May 17, 2018, the defendants made materially false and misleading statements and/or omitted material information about the company's business, operations, customer relationships, and prospects, specifically with regard to the Campbell Fresh segment. The amended consolidated complaint seeks unspecified monetary damages and other relief. On April 30, 2019, the defendants filed a motion to dismiss the amended consolidated complaint, which the Court granted on November 30, 2020, with leave to amend the complaint. On January 15, 2021, the plaintiff filed its second amended consolidated complaint. The second amended consolidated complaint again names as defendants the company and certain of its former officers and alleges that, in public statements between August 31, 2017 and May 17, 2018, the defendants made materially false and misleading statements and/or omitted material information about the company's business, operations, customer relationships, and prospects, specifically with regard to the Campbell Fresh segment. The second amended consolidated complaint seeks unspecified monetary damages and other relief. On March 10, 2021 the defendants filed a motion to dismiss the second amended consolidated complaint. We are vigorously defending against the Action.
We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated as of May 2, 2021. While the potential future charges could be material in a particular quarter or annual period, based on information currently known by us, we do not believe any such charges are likely to have a material adverse effect on our consolidated results of operations or financial condition.
Other Contingencies
We have provided certain indemnifications in connection with divestitures, contracts and other transactions. Certain indemnifications have finite expiration dates. Liabilities recognized based on known exposures related to such matters were not material at May 2, 2021.
16. Supplemental Financial Statement Data

Balance Sheets	May 2, 2021	August 2, 2020
Inventories
Raw materials, containers and supplies	$318	$297
Finished products	542	574
	$860	$871

Statements of Earnings	Three Months Ended		Nine Months Ended
	May 2, 2021	April 26, 2020	May 2, 2021	April 26, 2020
Other expenses / (income)
Amortization of intangible assets	$10	$11	$31	$33
Net periodic benefit income other than the service cost	(22)	(22)	(63)	(68)
Pension settlement charges (gains)	(4)	54	(38)	43
Investment losses	—	45	—	49
Loss on sale of business(1)	—	—	—	64
Transition services fees	(8)	(3)	(20)	(5)
Other	1	(4)	4	(1)
	$(23)	$81	$(86)	$115
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
We completed the sale of our Kelsen business on September 23, 2019. On December 23, 2019, we completed the sale of our Arnott’s business and certain other international operations, including the simple meals and shelf-stable beverages businesses in Australia and Asia Pacific (the Arnott’s and other international operations). We have reflected the results of operations of the Kelsen business and the Arnott’s and other international operations (collectively referred to as Campbell International) as discontinued operations in the Consolidated Statements of Earnings. These businesses were historically included in the Snacks reportable segment. In addition, on October 11, 2019, we completed the sale of our European chips business. The results of the European chips business through the date of sale were reflected in continuing operations within the Snacks reportable segment. On May 3, 2021, subsequent to the end of the quarter, we completed the sale of our Plum baby food and snacks business, which is included in our Meals & Beverages reportable segment. See Notes 3 and 6 to the Consolidated Financial Statements for additional information on these divestitures and reportable segments.
Business Trends
We have been actively monitoring the impact of COVID-19 on all aspects of our business. During the third quarter of 2021, we experienced a decrease in sales in both our Meals & Beverages and Snacks segments, primarily as a result of lapping the initial COVID-19-related elevated demand for our retail products during the year-ago period. We anticipate that our fourth quarter 2021 sales will be lower than fourth quarter 2020 as we continue to lap the COVID-related elevated demand of the year-ago period, continue to transition out of the COVID-19 environment and lap the 53rd week in the year-ago quarter. In the quarter, we experienced margin pressure from: (i) higher than expected inflation, including escalating transportation costs, (ii) increased supply chain costs, reduced operating leverage and unfavorable mix as we transition from the unprecedented demand for our products resulting from COVID-19 in the year-ago period, and (iii) to a lesser extent, execution issues as we continue to advance our transformation agenda, primarily in Snacks.
Going forward, we expect to see inflation continue to be a headwind but expect it to be mitigated in 2022 by stronger productivity and price increases set to take effect in the first quarter of 2022. However, we continue to monitor the dynamic nature of the current economic environment. We also expect a decrease in costs related to COVID-19, a decrease in supply chain costs as we continue to recover our supply and service levels, and expect our execution issues will abate. Although we expect the impacts of COVID-19 on our business to moderate in the fourth quarter and beyond there still remains uncertainty about the duration and extent of the impact from COVID-19, including the spread of COVID-19 variants. We will continue to evaluate the extent to which COVID-19 will impact our business, consolidated results of operations and financial condition.
In February 2021, there was significant winter weather across most of the United States affecting both inbound and outbound supply and distribution. We experienced operational disruptions at several of our manufacturing plants and distribution centers in areas of the country that were adversely impacted. While we believe these storms resulted in incremental transportation costs during the later part of February and early part of March 2021, the weather did not have a material impact on our results of operations for the third quarter.
Summary of Results
This Summary of Results provides significant highlights from the discussion and analysis that follows.
•Net sales decreased 11% in 2021 to $1,984 million, primarily as a result of lapping increased demand of food purchases for at-home consumption at the onset of the COVID-19 pandemic in the prior-year quarter.
•Gross profit, as a percent of sales, decreased to 31.7% in 2021 from 34.5% in the prior-year quarter. The decrease was primarily due to higher cost inflation and other supply chain costs and unfavorable product mix, partially offset by the benefits from supply chain productivity improvements. In the current quarter, gross profit performance was impacted by pronounced inflation, the transition out of the COVID-19 environment and execution issues as we continue to advance our transformation agenda, primarily within Snacks.

•Earnings from continuing operations per share were $.54 in 2021, compared to $.55 a year ago. The current quarter and prior-year quarter included expenses of $.03 and $.29 per share, respectively, from items impacting comparability as discussed below.
Net Earnings attributable to Campbell Soup Company
The following items impacted the comparability of net earnings and net earnings per share:
Continuing Operations
•We implemented several cost savings initiatives in recent years. In the third quarter of 2021, we recorded a pre-tax restructuring charge of $2 million and implementation costs and other related costs of $11 million in Administrative expenses and $2 million in Cost of products sold (aggregate impact of $11 million after tax, or $.04 per share) related to these initiatives. Year-to-date in 2021, we recorded a pre-tax restructuring charge of $21 million and implementation costs and other related costs of $21 million in Administrative expenses and $1 million in Cost of products sold (aggregate impact of $32 million after tax, or $.10 per share) related to these initiatives. In the third quarter of 2020, we recorded implementation costs and other related costs of $10 million in Administrative expenses and $4 million in Cost of products sold (aggregate impact of $11 million after tax, or $.04 per share) related to these initiatives. Year-to-date in 2020, we recorded a pre-tax restructuring charge of $10 million and implementation costs and other related costs of $31 million in Administrative expenses, $6 million in Cost of products sold, $2 million in Marketing and selling expenses, and $1 million in Research and development expenses (aggregate impact of $38 million after tax, or $.13 per share) related to these initiatives. See Note 7 to the Consolidated Financial Statements and "Restructuring Charges and Cost Savings Initiatives" for additional information;
•In the third quarter of 2021, we recognized pre-tax pension settlement gains in Other expenses / (income) of $4 million ($3 million after tax, or $.01 per share). Year-to-date in 2021, we recognized pre-tax pension settlement gains in Other expenses / (income) of $38 million ($29 million after tax, or $.10 per share). In the third quarter of 2020, we recognized pre-tax pension settlement charges in Other expenses / (income) of $54 million ($41 million after tax, or $.13 per share). Year-to-date in 2020, we recognized pre-tax pension settlement charges in Other expenses / (income) of $43 million ($33 million after tax, or $.11 per share). The settlements were associated with U.S. and Canadian pension plans and resulted from the level of lump sum distributions from the plans' assets;
•Year-to-date in 2021, we recorded a $19 million ($.06 per share) deferred tax charge in connection with a legal entity reorganization as part of the continued integration of Snyder's-Lance, Inc. (Snyder's-Lance);
•In the third quarter of 2020, we recorded a loss in Other expenses / (income) of $45 million ($35 million after tax, or $.12 per share) associated with the pending sale of our limited partnership in Acre Venture Partners, L.P. (Acre);
•Year-to-date in 2020, we recorded a loss in Other expenses / (income) of $64 million ($41 million after tax, or $.13 per share) on the sale of our European chips business; and
•Year-to-date in 2020, we recorded a loss in Interest expense of $75 million ($57 million after tax, or $.19 per share) on the extinguishment of debt.
Discontinued Operations
•Year-to-date in 2020, we recognized pre-tax net gains of $1,039 million ($1,000 million after tax, or $3.29 per share) associated with the sale of Campbell International.
The items impacting comparability are summarized below:

	Three Months Ended
	May 2, 2021		April 26, 2020
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations attributable to Campbell Soup Company	$166	$.54	$166	$.55
Earnings (loss) from discontinued operations	$(6)	$(.02)	$2	$.01
Net earnings attributable to Campbell Soup Company(1)	$160	$.52	$168	$.55

Continuing operations:
Restructuring charges, implementation costs and other related costs	$(11)	$(.04)	$(11)	$(.04)
Pension settlement gains (charges)	3	.01	(41)	(.13)
Investment losses	—	—	(35)	(.12)
Impact of items on Earnings from continuing operations	$(8)	$(.03)	$(87)	$(.29)

	Nine Months Ended
	May 2, 2021		April 26, 2020
(Millions, except per share amounts)	Earnings Impact	EPS Impact	Earnings Impact	EPS Impact
Earnings from continuing operations attributable to Campbell Soup Company	$720	$2.36	$506	$1.66
Earnings (loss) from discontinued operations	$(6)	$(.02)	$1,036	$3.41
Net earnings attributable to Campbell Soup Company	$714	$2.34	$1,542	$5.07

Continuing operations:
Restructuring charges, implementation costs and other related costs	$(32)	$(.10)	$(38)	$(.13)
Pension settlement gains (charges)	29	.10	(33)	(.11)
Deferred tax charge	(19)	(.06)	—	—
Investment losses	—	—	(35)	(.12)
Charges associated with divestiture	—	—	(41)	(.13)
Loss on debt extinguishment	—	—	(57)	(.19)
Impact of items on Earnings from continuing operations(1)	$(22)	$(.07)	$(204)	$(.67)

Discontinued operations:
Gains associated with divestitures	$—	$—	$1,000	$3.29
Impact of items on Earnings from discontinued operations	$—	$—	$1,000	$3.29
__________________________________________
(1)Sum of the individual amounts may not add due to rounding.
Earnings from continuing operations were $166 million ($.54 per share) in the current quarter, compared to $166 million ($.55 per share) in the year-ago quarter. After adjusting for items impacting comparability, earnings from continuing operations decreased reflecting sales volume declines and lower gross profit performance, partially offset by lower marketing and selling expenses.
Earnings from continuing operations were $720 million ($2.36 per share) in the nine-month period this year, compared to $506 million ($1.66 per share) in the year-ago period. After adjusting for items impacting comparability, earnings from continuing operations increased reflecting lower interest expense, lower selling expenses, higher other income and sales volume gains, partially offset by lower gross profit performance and increased administrative expenses.
See "Discontinued Operations" for additional information.

THIRD-QUARTER DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Three Months Ended
(Millions)	May 2, 2021	April 26, 2020	% Change
Meals & Beverages	$1,039	$1,210	(14)
Snacks	945	1,028	(8)
	$1,984	$2,238	(11)

An analysis of percent change of net sales by reportable segment follows:

	Meals & Beverages(1)	Snacks	Total(1)
Volume and mix	(15)%	(9)%	(12)%
Price and sales allowances	(1)	1	—
Currency	1	—	—
	(14)%	(8)%	(11)%
__________________________________________
(1)Sum of the individual amounts does not add due to rounding.
In Meals & Beverages, sales decreased 14% primarily due to declines across U.S. retail products, including in U.S. soup and Prego pasta sauces, as well as declines in foodservice and Canada. Volume decreased in U.S. retail driven by lapping increased demand of food purchases for at-home consumption at the onset of the COVID-19 pandemic in the prior-year quarter. Sales of U.S. soup decreased 21% due to volume declines in condensed soups, ready-to-serve soups and broth.
In Snacks, sales decreased 8% due to volume declines within our salty snacks portfolio, including Pop Secret popcorn, Cape Cod potato chips and Snyder's of Hanover pretzels, as well as in Lance sandwich crackers, partner brands and fresh bakery. Volume declines were partially driven by lapping increased demand of food purchases for at-home consumption at the onset of the COVID-19 pandemic in the prior-year quarter. Partner brands consist of third-party branded products that we sell.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased by $144 million in 2021 from 2020. As a percent of sales, gross profit was 31.7% in 2021 and 34.5% in 2020.
The 2.8 percentage-point decrease in gross profit percentage was due to the following factors:

Margin Impact
Cost inflation, supply chain costs and other factors(1)	(3.6)
Mix	(1.1)
Price and sales allowances	0.1
Lower restructuring-related costs	0.1
Lower level of promotional spending	0.2
Productivity improvements	1.5
(2.8)%
__________________________________________
(1)Includes an estimated positive margin impact of a 2.5 benefit from the change in mark-to-market adjustments on outstanding commodity hedges and 0.6 from the benefit of cost savings initiatives, which were more than offset by cost inflation and other factors, including a 1.1 impact from reduced operating leverage.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 10.2% in 2021 compared to 10.7% in 2020. Marketing and selling expenses decreased 15% in 2021 from 2020. The decrease was primarily due to lower advertising and consumer promotion expense (approximately 7 percentage points); lower incentive compensation (approximately 4 percentage points); lower selling expenses (approximately 3 percentage points); and increased benefits from cost savings initiatives (approximately 2 percentage points). The decrease in advertising and consumer promotion expense was primarily due to a reduction of spend in Meals & Beverages, primarily U.S. soup.
Administrative Expenses
Administrative expenses as a percent of sales were 7.7% in 2021 compared to 6.9% in 2020. Administrative expenses decreased 1% in 2021 from 2020. The decrease was primarily due to lower incentive compensation (approximately 12 percentage points), partially offset by higher benefit-related costs (approximately 11 percentage points).
Other Expenses / (Income)
Other income was $23 million in 2021 compared to other expenses of $81 million in 2020. Other income in 2021 included pension settlement gains of $4 million. Other expenses in 2020 included pension settlement charges of $54 million and a loss of $45 million on Acre.
Operating Earnings
Segment operating earnings decreased 33% in 2021 from 2020.

An analysis of operating earnings by segment follows:

	Three Months Ended
(Millions)	May 2, 2021	April 26, 2020	% Change
Meals & Beverages	$179	$275	(35)
Snacks	109	154	(29)
	288	429	(33)
Corporate	(14)	(156)
Restructuring charges(1)	(2)	—
Earnings before interest and taxes	$272	$273
__________________________________________
(1)See Note 7 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals & Beverages decreased 35%. The decrease was primarily due to sales volume declines and lower gross profit performance, partially offset by lower marketing and selling expenses. Gross profit performance was impacted by higher cost inflation and other supply chain costs, reduced operating leverage and unfavorable mix, partially offset by the benefits of supply chain productivity improvements.
Operating earnings from Snacks decreased 29%. The decrease was primarily due to lower gross profit performance and sales volume declines, partially offset by lower marketing and selling expenses and lower administrative expenses. Gross profit performance was impacted by higher cost inflation and other supply chain costs, reduced operating leverage and unfavorable product mix, partially offset by the benefits of supply chain productivity improvements.
Corporate in 2021 included costs of $13 million related to costs savings initiatives and pension settlement gains of $4 million. Corporate in 2020 included pension settlement charges of $54 million, a loss of $45 million on Acre and costs of $14 million related to cost savings initiatives. Excluding these amounts, the remaining decrease in expenses was primarily due to mark-to-market gains on outstanding commodity hedges in the current period compared to losses in the prior year, partially offset by higher administrative expenses.
Interest Expense
Interest expense decreased to $53 million in 2021 from $55 million in 2020, primarily due to lower levels of debt.
Taxes on Earnings
The effective tax rate was 24.2% in 2021 and 23.9% in 2020. The increase in the effective tax rate was primarily due to state tax law changes.

NINE-MONTH DISCUSSION AND ANALYSIS
Sales
An analysis of net sales by reportable segment follows:

	Nine Months Ended
(Millions)	May 2, 2021	April 26, 2020	% Change
Meals & Beverages	$3,681	$3,628	1
Snacks	2,922	2,955	(1)
	$6,603	$6,583	—
An analysis of percent change of net sales by reportable segment follows:

	Meals & Beverages(2)	Snacks(2)	Total
Volume and mix	—%	(2)%	(1)%
Price and sales allowances	(1)	—	—
(Increased) /decreased promotional spending(1)	1	1	1
Divestiture	—	(1)	—
	1%	(1)%	—%
__________________________________________
(1)Represents revenue reductions from trade promotion and consumer coupon redemption programs.
(2)Sum of the individual amounts does not add due to rounding.

In Meals & Beverages, sales increased 1% primarily due to gains in U.S. soup and V8 beverages, partially offset by declines in foodservice. Volume increased in U.S. retail driven by COVID-19, with increased demand of food purchases for at-home consumption in the first half of 2021. Foodservice sales were negatively impacted by shifts in consumer behavior and continued COVID-19 related restrictions. Sales of U.S. soup increased 4% due to volume gains in condensed soups, broth and ready-to-serve soups and moderated promotional spending.
In Snacks, sales decreased 1% reflecting a 1-point negative impact from the sale of the European chips business. Excluding the divestiture, sales were comparable driven by volume declines mostly offset by lower levels of promotional spending. Declines in Lance sandwich crackers and partner brands were mostly offset by gains in salty snacks, including Late July snacks and Kettle Brand potato chips, and fresh bakery products.
Gross Profit
Gross profit, defined as Net sales less Cost of products sold, decreased by $28 million in 2021 from 2020. As a percent of sales, gross profit was 33.7% in 2021 and 34.2% in 2020.
The 0.5 percentage-point decrease in gross profit percentage was due to the following factors:

Margin Impact
Cost inflation, supply chain costs and other factors(1)	(2.6)
Mix	(0.2)
Price and sales allowances	(0.2)
Lower restructuring-related costs	0.1
Lower level of promotional spending	0.9
Productivity improvements	1.5
(0.5)%
__________________________________________
(1)Includes an estimated positive margin impact of a 0.9 benefit from the change in mark-to-market adjustments on outstanding commodity hedges and 0.4 from the benefit of cost savings initiatives, which were more than offset by cost inflation and other factors, including the impact of COVID-19.
Marketing and Selling Expenses
Marketing and selling expenses as a percent of sales were 9.7% in 2021 compared to 10.4% in 2020. Marketing and selling expenses decreased 6% in 2021 from 2020. The decrease was primarily due to increased benefits from cost savings initiatives (approximately 3 percentage points); lower incentive compensation (approximately 2 percentage points); lower selling expenses (approximately 1 percentage point) and lower costs related to marketing overhead (approximately 1 percentage point), partially offset by higher advertising and consumer promotion expense (approximately 1 percentage point). The increase in advertising and consumer promotion expense was primarily in Snacks.
Administrative Expenses
Administrative expenses as a percent of sales were 6.8% in 2021 compared to 6.6% in 2020. Administrative expenses increased 4% in 2021 from 2020. The increase was primarily due to higher benefit-related costs (approximately 8 percentage points) and higher general administrative costs and inflation (approximately 4 percentage points), partially offset by lower incentive compensation (approximately 4 percentage points); increased benefits from cost savings initiatives (approximately 2 percentage points) and lower costs associated with cost savings initiatives (approximately 2 percentage points).
Other Expenses / (Income)
Other income was $86 million in 2021 compared to other expenses of $115 million in 2020. Other expenses / (income) included pension settlement gains of $38 million in 2021 and pension settlement charges of $43 million in 2020. Other expenses in 2020 also included a loss of $64 million on the sale of the European chips business and a loss of $45 million on Acre. Excluding these amounts, the remaining increase in other income was primarily due to an increase in transition services fees this year, partially offset by lower net periodic benefit income.

Operating Earnings
Segment operating earnings decreased 4% in 2021 from 2020.
An analysis of operating earnings by segment follows:

	Nine Months Ended
(Millions)	May 2, 2021	April 26, 2020	% Change
Meals & Beverages	$770	$799	(4)
Snacks	392	415	(6)
	1,162	1,214	(4)
Corporate	(7)	(264)
Restructuring charges(1)	(21)	(10)
Earnings before interest and taxes	$1,134	$940
__________________________________________
(1)See Note 7 to the Consolidated Financial Statements for additional information on restructuring charges.
Operating earnings from Meals & Beverages decreased 4%. The decrease was primarily due to lower gross profit performance, partially offset by sales volume gains. Gross profit performance was impacted by higher cost inflation and other supply chain costs, as well as higher sales allowances, partially offset by the benefits of supply chain productivity improvements and lower levels of promotional activity.
Operating earnings from Snacks decreased 6%. The decrease was primarily due to lower gross profit performance and sales volume declines, partially offset by lower selling expenses. Gross profit performance was impacted by higher cost inflation and other supply chain costs, including COVID-19 related costs, and unfavorable product mix, partially offset by the benefits of supply chain productivity improvements as well as lower levels of promotional spending.
Corporate in 2021 included costs of $22 million related to costs savings initiatives and pension settlement gains of $38 million. Corporate in 2020 included a loss of $64 million from the sale of the European chips business, a loss of $45 million on Acre, pension settlement charges of $43 million and costs of $40 million related to cost savings initiatives. Excluding these amounts, the remaining decrease in expenses was primarily due to mark-to-market gains on outstanding commodity hedges in the current period compared to losses in the prior year.
Interest Expense
Interest expense decreased to $163 million in 2021 from $284 million in 2020. The decrease in interest expense was due to a loss on extinguishment of debt of $75 million in the prior year and lower levels of debt.
Taxes on Earnings
The effective tax rate was 25.9% in 2021 and 23.2% in 2020. The increase in the effective tax rate was primarily due to a $19 million deferred tax charge recognized in the second quarter of 2021 in connection with a legal entity reorganization as part of the continued integration of Snyder's-Lance and a $23 million tax benefit on the $64 million loss on the sale of the European chips business in the prior year.
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
Cost estimates, as well as timing for certain activities, are continuing to be developed.

A summary of the pre-tax charges recorded in Earnings from continuing operations related to these initiatives is as follows:

	Three Months Ended		Nine Months Ended
(Millions, except per share amounts)	May 2, 2021	April 26, 2020	May 2, 2021	April 26, 2020	Recognized as of May 2, 2021
Restructuring charges	$2	$—	$21	$10	$259
Administrative expenses	11	10	21	31	332
Cost of products sold	2	4	1	6	77
Marketing and selling expenses	—	—	—	2	12
Research and development expenses	—	—	—	1	4
Total pre-tax charges	$15	$14	$43	$50	$684

Aggregate after-tax impact	$11	$11	$32	$38
Per share impact	$.04	$.04	$.10	$.13
A summary of the pre-tax costs in Earnings from discontinued operations associated with these initiatives is as follows:

(Millions)	Recognized as of May 2, 2021
Severance pay and benefits	$19
Implementation costs and other related costs	4
Total	$23
As of April 28, 2019, we incurred substantially all of the costs for actions associated with discontinued operations. All of the costs were cash expenditures.
A summary of the pre-tax costs in Earnings from continuing operations associated with these initiatives is as follows:

(Millions)	Recognized as of May 2, 2021
Severance pay and benefits	$221
Asset impairment/accelerated depreciation	81
Implementation costs and other related costs	382
Total	$684
The total estimated pre-tax costs for actions associated with continuing operations that have been identified are approximately $700 million to $730 million. This estimate will be updated as costs for the expanded initiatives are developed.
We expect the costs for actions associated with continuing operations that have been identified to date to consist of the following: approximately $220 million to $225 million in severance pay and benefits; approximately $85 million in asset impairment and accelerated depreciation; and approximately $395 million to $420 million in implementation costs and other related costs. We expect these pre-tax costs to be associated with our segments as follows: Meals & Beverages - approximately 32%; Snacks - approximately 44%; and Corporate - approximately 24%.
Of the aggregate $700 million to $730 million of pre-tax costs associated with continuing operations identified to date, we expect approximately $600 million to $630 million will be cash expenditures. In addition, we expect to invest approximately $430 million in capital expenditures through 2022, of which we invested $382 million as of May 2, 2021. The capital expenditures primarily relate to a U.S. warehouse optimization project, improvement of quality, safety and cost structure across the Snyder’s-Lance manufacturing network, implementation of our existing SAP enterprise-resource planning system for Snyder's-Lance, transition of production of the Toronto manufacturing facility to our U.S. thermal plants, optimization of information technology infrastructure and applications and optimization of the Snyder’s-Lance warehouse and distribution network.
We expect to incur the costs for the actions associated with continuing operations that have been identified to date through 2022 and to fund the costs through cash flows from operations and short-term borrowings.
We expect the initiatives for actions associated with continuing operations that have been identified to date to generate pre-tax savings of approximately $800 million in 2021, and once all phases are implemented, to generate annual ongoing savings of approximately $850 million by the end of 2022. In the nine-month period ended May 2, 2021, we generated an additional $55 million of pre-tax savings. The annual pre-tax savings associated with continuing operations generated were as follows:

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
Segment operating results do not include restructuring charges, implementation costs and other related costs because we evaluate segment performance excluding such charges. A summary of the pre-tax costs in Earnings from continuing operations associated with segments is as follows:

	May 2, 2021
(Millions)	Three Months Ended	Nine Months Ended	Costs Incurred to Date
Meals & Beverages	$1	$2	$222
Snacks	13	39	290
Corporate	1	2	172
Total	$15	$43	$684
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
Results of Campbell International in 2020 were as follows:

April 26, 2020
(Millions)	Nine Months Ended
Net sales	$359

Earnings before taxes from operations	$53
Taxes on earnings from operations	17
Gain on sales of businesses / costs associated with selling the businesses	1,039
Tax expense on sales of businesses / costs associated with selling the businesses	39
Earnings from discontinued operations	$1,036
In the third quarter of 2021, we recognized a $6 million Loss from discontinued operations due to tax expense from return-to-provision adjustments related to the sales of the businesses.
LIQUIDITY AND CAPITAL RESOURCES
We expect foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations; long-term borrowings; short-term borrowings, which may include commercial paper; credit facilities; and cash and cash equivalents. We believe that our sources of financing will be adequate to meet our future requirements.
We generated cash flows from operations of $881 million in 2021, compared to $1,125 million in 2020. The decline in 2021 was primarily due to changes in working capital, principally lower accrued liabilities and a significant increase in accounts payable in the prior year.
Current assets are less than current liabilities as a result of our level of current maturities of long-term debt and short-term borrowings and our focus to lower core working capital requirements. We had negative working capital of $112 million as of May 2, 2021, and $690 million as of August 2, 2020. Total debt maturing within one year was $204 million as of May 2, 2021, and $1,202 million as of August 2, 2020.
Capital expenditures were $190 million in 2021 and $220 million in 2020. The decline was due to capital expenditures associated with discontinued operations in 2020. Capital expenditures are expected to total approximately $300 million in 2021. Capital expenditures in the nine-months of 2021 included the implementation of our existing SAP enterprise-resource planning system for Snyder's-Lance, chip capacity expansion projects, a Milano cookie capacity expansion project, and a Goldfish cracker capacity expansion project.
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
Dividend payments were $327 million in 2021 and $320 million in 2020. The regular quarterly dividends paid on our capital stock were $.35 per share in each the first and second quarter of 2021 and in each quarter of 2020. The regular quarterly dividends paid on our capital stock were $.37 per share in the third quarter of 2021. On March 4, 2021, the Board of Directors declared a regular quarterly dividend of $.37 per share payable on May 3, 2021 to shareholders of record at the close of business on April 8, 2021. On May 25, 2021, the Board of Directors declared a regular quarterly dividend of $.37 per share payable on August 2, 2021 to shareholders of record at the close of business on July 14, 2021.
We suspended our share repurchases as of the second quarter of 2018. In June 2021, the Board authorized a new anti-dilutive share repurchase program of up to $250 million (June 2021 program) to offset the impact of dilution from shares issued under our stock compensation programs. The June 2021 program has no expiration date, but it may be suspended or discontinued at any time. Repurchases under the anti-dilutive program may be made in open-market or privately negotiated transactions. See Note 13 to the Consolidated Financial Statements for additional information.
On April 24, 2020, we issued senior unsecured notes in an aggregate principal amount of $1,000 million, consisting of $500 million aggregate principal amount of notes bearing interest at a fixed rate of 2.375% per annum, due April 24, 2030, and $500 million aggregate principal amount of notes bearing interest at a fixed rate of 3.125% per annum, due April 24, 2050. On May 1, 2020, we used $300 million of the net proceeds to repay $300 million of borrowings outstanding under our revolving credit facility.
In March 2021, we repaid the 3.30% $321 million notes and floating rate $400 million notes. The repayments were funded with available cash. In May 2021, after the end of the quarter, we repaid our 8.875% $200 million notes.
In August 2019, we repaid and terminated the AUD $335 million, or $227 million, balance outstanding under our single-draw syndicated facility. The repayment was funded through the issuance of commercial paper.
As of May 2, 2021, we had $204 million of short-term borrowings due within one year, none of which was comprised of commercial paper borrowings. As of May 2, 2021, we issued $36 million of standby letters of credit. On November 2, 2020, we entered into a committed revolving credit facility totaling $1,850 million that matures on November 2, 2023. The facility remained unused at May 2, 2021, except for $1 million of standby letters of credit that we issued under it. The facility contains customary covenants, including a financial covenant with respect to a minimum consolidated interest coverage ratio of consolidated adjusted EBITDA to consolidated interest expense (as each is defined in the credit facility) of not less than 3.25:1.00, measured quarterly, and customary events of default for credit facilities of this type. Loans under this facility will bear interest at the rates specified in the facility, which vary based on the type of loan and certain other customary conditions. The facility supports our commercial paper program and other general corporate purposes. We expect to continue to access the commercial paper markets, bank credit lines and utilize cash flows from operations to support our short-term liquidity requirements.
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
Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedure
We, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of May 2, 2021 (Evaluation Date). Based on such evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
b.Changes in Internal Control
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are likely to materially affect, such internal control over financial reporting during the quarter ended May 2, 2021.

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
June 9, 2021

CAMPBELL SOUP COMPANY

By:	/s/ Mick J. Beekhuizen
Mick J. Beekhuizen
Executive Vice President and Chief Financial Officer

By:	/s/ Stanley Polomski
Stanley Polomski
Vice President and Controller